Form 10-Q
period 1995-03-31
PAR TECHNOLOGY CORP
filed 1995-04-26
CIK 708821

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549


                                   FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

      For the Quarter Ended March 31, 1995. Commission File Number 1-9720

                                       OR

     [ ] TRANSITION REPORT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

            For the Transition Period From __________ to __________

                       Commission File Number __________

                           PAR TECHNOLOGY CORPORATION
             (Exact name of registrant as specified in its charter)


           Delaware                                     16-1434688
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

PAR Technology Park
8383 Seneca Turnpike
New Hartford, NY                                         13413-4991
(Address of principal executive offices)                 (Zip Code)

       Registrant's telephone number, including area code: (315) 738-0600

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the pre-ceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [ X ]    No [  ]

         The number of shares outstanding of registrant's common stock, as of March 31, 1995 - 7,685,912 shares.

                           PAR TECHNOLOGY CORPORATION


                               TABLE OF CONTENTS
                                   FORM 10-Q


                                     PART 1
                             FINANCIAL INFORMATION

Item
Number
- ------
Item 1. Financial Statements
         - Consolidated Statement of Income for the Three Months Ended March 31, 1995 and 1994

         - Consolidated Balance Sheet at March 31, 1995 and December 31, 1994

         - Consolidated Statement of Cash Flows for the Three Months Ended March 31, 1995 and 1994

         - Notes to Consolidated Financial Statements



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


                           PART II OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K


Signatures


Exhibit Index

Item 1.
Financial Statements

                  PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                    (In Thousands Except Per Share Amounts)
                                  (UNAUDITED)

                                                        For the three months
                                                           ended March 31,
                                                       -----------------------
                                                         1995            1994
                                                       --------        --------
Revenues:
   Net product sales ...........................       $ 12,342        $ 10,722
   Service revenues ............................          5,607           4,807
   Contract revenues ...........................          6,085           5,241
                                                       --------        --------
       Total revenues ..........................         24,034          20,770
                                                       --------        --------
Costs and expenses:
   Costs of products sold ......................          7,663           6,690
   Costs of service ............................          4,450           4,146
   Costs of contracts ..........................          5,770           4,932
   Selling, general and administrative .........          4,046           3,479
   Research and development ....................          1,333           1,121
                                                       --------        --------
       Total costs and expenses ................         23,262          20,368
                                                       --------        --------
Income from operations .........................            772             402
Other income, net ..............................           (133)            (10)
Interest expense ...............................           --               (20)
                                                       --------        --------
Income before provision
  for income taxes .............................            639             372
Provision for income taxes .....................            249             145
                                                       --------        --------
Net income .....................................       $    390        $    227
                                                       ========        ========

Earnings per common share ......................       $    .05        $    .03
                                                       ========        ========
Weighted average number of common
   shares outstanding ..........................          8,073           8,022
                                                       ========        ========

                  PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                      (In Thousands Except Share Amounts)

                                                           March 31,
                                                             1995     December 31,
                                                          (Unaudited)     1994
                                                          ----------- ------------
Assets
Current assets:
   Cash and cash equivalents ...........................   $  4,927    $  2,912
   Accounts receivable-net .............................     25,091      28,103
   Inventories .........................................     17,617      16,467
   Deferred income taxes ...............................      1,094       1,034
   Other current assets ................................      1,622       1,460
                                                           --------    --------
       Total current assets ............................     50,351      49,976

Property, plant and equipment - net ....................      7,695       7,716
Other assets ...........................................      2,519       2,950
                                                           --------    --------
                                                           $ 60,565    $ 60,642
                                                           ========    ========
Liabilities and Shareholders' Equity
Current liabilities:
   Accounts payable ....................................   $  2,883    $  3,632
   Accrued salaries and benefits .......................      3,471       3,874
   Accrued expenses ....................................      1,258       1,237
   Deferred maintenance revenue ........................      2,269       2,010
   Income taxes payable ................................        834         308
                                                           --------    --------
       Total current liabilities .......................     10,715      11,061
                                                           --------    --------
Deferred income taxes ..................................        548         936
                                                           --------    --------
Shareholders' equity:
   Common stock, $.02 par value, 12,000,000
     shares authorized, 9,060,379 and 9,030,787 shares
     issued and outstanding ............................        181         181
   Preferred stock, $.02 par value, 250,000 shares
     authorized ........................................       --          --
   Capital in excess of par value ......................     13,335      13,268
   Retained earnings ...................................     37,464      37,074
   Cumulative translation adjustment ...................         19        (181)
   Less 1,374,467 shares in treasury, at cost ..........     (1,697)     (1,697)
                                                           --------    --------
       Total shareholders' equity ......................     49,302      48,645
                                                           --------    --------
                                                           $ 60,565    $ 60,642
                                                           ========    ========

                  PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In Thousands)
                                  (UNAUDITED)

                                                                  For the
                                                                three months
                                                               ended March 31,
                                                             ------------------
                                                               1995       1994
                                                             -------    -------
Cash flows from operating activities:
   Net income ............................................   $   390    $   227
   Adjustments to reconcile net income
    to net cash  provided  by  operating
    activities:
     Depreciation and amortization .......................       610        727
     Translation adjustments .............................       200         47
    Increase (decrease) from changes in:
       Accounts receivable-net ...........................     3,012      4,739
       Inventories .......................................    (1,150)    (1,481)
       Other current assets ..............................      (162)      (133)
       Other assets ......................................       328       --
       Accounts payable ..................................      (749)       272
       Accrued salaries and benefits .....................      (403)      (418)
       Accrued expenses ..................................        21        298
       Deferred maintenance revenue ......................       259        504
       Income taxes payable ..............................       526        (34)
       Deferred income taxes .............................      (448)      --
                                                             -------    -------
        Net cash provided by operating activities ........     2,434      4,748
                                                             -------    -------
   Cash flows from investing activities:
     Capital expenditures ................................      (346)      (443)
     Capitalization of software costs ....................      (140)      (164)
                                                             -------    -------
        Net cash used by investing activities ............      (486)      (607)
                                                             -------    -------
   Cash flows from financing activities:
     Net payments under line-of-credit agreements ........      --       (4,087)
     Proceeds from the exercise of stock options .........        67         98
     Acquisition of treasury stock .......................      --          (22)
                                                             -------    -------
         Net cash provided (used) by
           financing activities ..........................        67     (4,011)
                                                             -------    -------
    Net increase in cash and cash equivalents ............     2,015        130
                                                             -------    -------
    Cash and cash equivalents at beginning of year .......     2,912        907
                                                             -------    -------
    Cash and cash equivalents at end of period ...........   $ 4,927    $ 1,037
                                                             =======    =======
   Supplemental disclosures of cash flow information:

   Cash paid during the year for:
     Interest ............................................   $     9    $    22
     Income taxes paid, net of refunds ...................       131        125

                  PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The statements for the three months ended March 31, 1995 and 1994 are unaudited; in the opinion of the Company such unaudited statements include all adjustments (which comprise only normal recurring accruals) necessary for a fair presentation of the results for such periods. The consolidated financial statements for the year ending December 31, 1995 are subject to adjustment at the end of the year when they will be audited by independent accountants. The results of operations for the three months ended March 31, 1995 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 1995. The consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes for the years ended in December 31, 1994 and 1993 included in the Company's December 31, 1994 Annual Report to the Securities and Exchange Commission on Form 10-K. Earnings per share are based on the weighted average number of shares outstanding plus common stock equivalents under the Company's stock option plans.

2. Inventories are used in the manufacture of Point-Of-Sale systems and other commercial products. The components of inventory, net of related reserves, consist of the following:

                                                            (In Thousands)
                                                     March 31,          December 31,
                                                       1995                 1994
                                                    ----------          ------------
Finished goods .........................             $ 5,660             $ 3,891
Work in process ........................               1,468               1,697
Component parts ........................               4,849               5,411
Service parts ..........................               5,640               5,468
                                                     -------             -------
                                                     $17,617             $16,467
                                                     =======             =======

   At March 31, 1995 and December 31, 1994, the Company had recorded reserves for obsolete inventory of $2,624,000 and $2,860,000, respectively.

3. Beginning in the first quarter of 1995, certain revenues and related costs relating to Systems Integration activity which previously were reflected as service revenues and costs have been reclassified to product sales and costs.

Item 2
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                          QUARTER ENDED MARCH 31, 1995
                                 COMPARED WITH
                          QUARTER ENDED MARCH 31, 1994


         PAR Technology Corporation reported a net income of $390,000, or earnings per share of $.05, on revenues of $24 million for the quarter ended March 31, 1995. This compares to a net income of $227,000, or earnings per share of $.03 on revenues of $20.8 million for the same quarter of 1994.

         Net product sales of the Commercial segment increased 15.1% to $12.3 million in 1995 versus $10.7 million in 1994. This increase was the result of POS sales to Taco Bell as the Company continues to fulfill the requirements under its sales contract with this customer. Sales to Taco Bell under this contract will continue through September, 1995. Additionally, international product sales increased nearly 14% as the Company's major customers continue to expand abroad. The Company's international sales include customers in Europe, South Africa, Australia and Asia.

         Customer service revenues of the Commercial segment increased 16.6% to $5.6 million in the first quarter of 1995 compared to $4.8 million for the first quarter of 1994. This increase was due to product enhancement programs in 1995 and an overall increase in various service programs as the Company's customer base expands.

         Contract revenues of the Government segment were $6.1 million in 1995, an increase of 16.1% from $5.2 million reported in 1994. The Company's site mainte-nance and testing activities for the Department of Defense (DoD) increased as it continues to expand its contract base. The Company's software development business also increased in 1995 due to the award in late 1994 of a $2.5 million contract with the National Institute for Environmental Renewal
(NIER). Under this contract, the Company is developing a prototype Environmental Monitoring and Management System. This is the Company's first major award in an application that is not directly related to the defense industry. The Company anticipates future growth in this area.

         Costs of products sold for the Commercial segment were 62.1% of net product sales in the first quarter of 1995, virtually unchanged from the 62.4% for the first quarter of 1994. The Company's manufacturing costs have remained constant in 1995 versus 1994.

         Costs of service of the Commercial segment were 79.4% for the three months ended March 1995 versus 86.2% for the same three months of 1994. This improvement is due to the higher POS service revenue earned during the quarter and improved margins on various service offerings during the period.

         Costs of contracts of the Government segment were 94.8% in 1995 versus 94.1% a year ago. The Company continues to control costs, absorb overhead and generate consistent margins from the government business.

         Selling, general and administrative expenses of the Commercial segment were $4 million in 1995, a 16.3% increase from the $3.5 million reported in 1994. This increase is primarily due to the expansion of the Company's major accounts marketing organization and its dealer distribution channel.

         Research and development expenses of the Commercial segment increased 18.9% to $1.3 million in 1995 compared to $1.1 million in 1994. The Company has increased its level of investment in its transaction processing products.



Liquidity and Capital Resources

         Cash flows to meet the Company's requirements for operating, investing and financing activities for the quarters ended March 31, 1995 and 1994 are reported in the Consolidated Statement of Cash Flows.

         Cash provided by operating activities was $2.4 million in the first quarter of 1995 compared to $4.7 million in 1994. The Company historically has experienced significant collections of accounts receivable in its first quarter due to the volume of sales generated in the preceding quarter. This is primarily due to the seasonal demands of the Company's POS customers. The decrease is also attributed to the reduction in accounts payable due to timing of payments to vendors.

         Cash used in investing activities was $486,000 in 1995 compared to $607,000 in 1994. In 1995, capital expenditures were primarily for upgrades to internal use soft-ware. The Company's capital expenditures in 1994 were primarily for improvements to the Company's headquarters facility.

         Cash provided from financing activities was $67,000 in 1995 compared to cash used of $4 million in 1994. The cash provided in 1995 was from the exercise of stock options. In 1994, the Company used cash to pay down its line-of-credit borrowings.

         The Company has line-of-credit agreements with certain banks, which aggregate $17.2 million, all of which were unused at March 31, 1995. The Company believes that it has adequate financial resources to meet its future liquidity and capital requirements.

Item 6.  Exhibits and Reports on Form 8-K

List of Exhibits

Exhibit No.          Description of Instrument
- -----------          -------------------------

    11               Statement re computation of per-share earnings







Reports on Form 8-K

            None during the first quarter of 1995.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                      PAR TECHNOLOGY CORPORATION
                                                      --------------------------
                                                              (Registrant)

Date: April 25, 1995



                                                   /s/ RONALD J. CASCIANO
                                                   -----------------------------
                                                   Ronald J. Casciano
                                                   Vice President, Treasurer and
                                                   Chief Accounting Officer