Form 10-Q
period 1995-06-30
PAR TECHNOLOGY CORP
filed 1995-08-01
CIK 708821

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

       For the Quarter Ended June 30, 1995. Commission File Number 1-9720

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [ X ]    No [  ]

         The number of shares outstanding of registrant's common stock, as of July 21, 1995 - 7,686,700 shares.

                           PAR TECHNOLOGY CORPORATION


                               TABLE OF CONTENTS
                                   FORM 10-Q


                                     PART 1
                             FINANCIAL INFORMATION

Item
Number
------

Item 1.                     Financial Statements
                            -  Consolidated Statement of Income for
                                  the Three and Six Months Ended
                                  June 30, 1995 and 1994

                            -  Consolidated Balance Sheet at
                                  June 30, 1995 and December 31, 1994

                            -  Consolidated Statement of Cash Flows
                                  for the Six Months Ended
                                  June 30, 1995 and 1994

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


Signatures


Exhibit Index

Item 1.
Financial Statements

                  PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                    (In Thousands Except Per Share Amounts)
                                  (UNAUDITED)

                                               For the three months           For the six months
                                                   ended June 30,               ended June 30,
                                              ----------------------       -----------------------
                                                1995          1994           1995            1994
                                              ----------------------       -----------------------
Revenues:
   Net product sales ...................      $ 11,884      $ 12,959       $ 24,226       $ 23,681
   Service revenues ....................         5,889         5,205         11,496         10,012
   Contract revenues ...................         6,593         4,959         12,678         10,200
                                              --------      --------       --------       --------
      Total revenues ...................        24,366        23,123         48,400         43,893
                                              --------      --------       --------       --------
Costs and expenses:
   Costs of products sold ..............         6,782         8,485         14,445         15,175
   Costs of service ....................         4,856         4,241          9,306          8,387
   Costs of contracts ..................         6,234         4,730         12,004          9,662
   Selling, general and administrative .         4,263         3,651          8,309          7,130
   Research and development ............         1,302         1,227          2,635          2,348
                                              --------      --------       --------       --------
      Total costs and expenses .........        23,437        22,334         46,699         42,702
                                              --------      --------       --------       --------
Income from operations .................           929           789          1,701          1,191
Other income, net ......................           119            21            (14)            11
Interest expense .......................          --              (5)          --              (25)
                                              --------      --------       --------       --------
Income before provision for income taxes         1,048           805          1,687          1,177
Provision for income taxes .............           412           337            661            482
                                              --------      --------       --------       --------
Net income .............................      $    636      $    468       $  1,026       $    695
                                              ========      ========       ========       ========

Earnings per common share ..............      $    .08      $    .06       $    .13       $    .09
                                              ========      ========       ========       ========
Weighted average number of common
   shares outstanding ..................         8,110         7,994          8,108          8,009
                                              ========      ========       ========       ========

                  PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                      (In Thousands Except Share Amounts)

                                                         June 30,
                                                           1995      December 31,
                                                       (Unaudited)      1994
                                                       -----------   -----------
Assets
Current Assets:
   Cash ............................................    $   3,664     $   2,912
   Accounts receivable-net .........................       27,797        28,103
   Inventories .....................................       17,987        16,467
   Deferred income taxes ...........................        1,147         1,034
   Other current assets ............................        1,282         1,460
                                                        ---------     ---------
       Total current assets ........................       51,877        49,976

Property, plant and equipment - net ................        7,774         7,716
Other assets .......................................        2,485         2,950
                                                        ---------     ---------

                                                        $  62,136     $  60,642
                                                        =========     =========
Liabilities and Shareholders' Equity
Current Liabilities:
   Accounts payable ................................    $   3,228     $   3,632
   Accrued salaries and benefits ...................        3,813         3,874
   Accrued expenses ................................        1,414         1,237
   Deferred maintenance revenue ....................        2,652         2,010
   Income taxes payable ............................          699           308
                                                        ---------     ---------
       Total current liabilities ...................       11,806        11,061
                                                        ---------     ---------
Deferred income taxes ..............................          874           936
                                                        ---------     ---------
Shareholders' equity:
   Common stock, $.02 par value, 12,000,000
     shares authorized, 9,084,484 and 9,030,787
     shares issued and outstanding .................          182           181
Preferred stock, $.02 par value, 250,000 shares
   authorized ......................................         --            --
Capital in excess of par value .....................       13,387        13,268
   Retained earnings ...............................       38,100        37,074
   Cumulative translation adjustment ...............         (117)         (181)
   Treasury stock, at cost, 1,412,416 and
     1,374,467 shares ..............................       (2,096)       (1,697)
                                                        ---------     ---------
     Total shareholders' equity ....................       49,456        48,645
                                                        ---------     ---------
                                                        $  62,136     $  60,642
                                                        =========     =========

                  PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In Thousands)
                                  (UNAUDITED)

                                                                   For the six months
                                                                     ended June 30,
                                                               -----------------------
                                                                 1995            1994
                                                               -------         -------
Cash flows from operating activities:
   Net income .........................................        $ 1,026         $   695
   Adjustments  to  reconcile  net  income  to net cash
    provided  by  operating activities:
     Depreciation and amortization ....................          1,221           1,421
     Translation adjustments ..........................             64             253
   Increase (decrease) from changes in:
       Accounts receivable-net ........................            306           4,482
       Inventories ....................................         (1,520)         (1,441)
       Other current assets ...........................            178            (225)
       Other assets ...................................            264              30
       Accounts payable ...............................           (404)           (594)
       Accrued salaries and benefits ..................            (61)             19
       Accrued expenses ...............................            177             326
       Deferred maintenance revenue ...................            642             405
       Income taxes payable ...........................            391             497
       Deferred income taxes ..........................           (175)           (356)
                                                               -------         -------
        Net cash provided by operating activities .....          2,109           5,512
                                                               -------         -------
   Cash flows from investing activities:
     Capital expenditures .............................           (798)           (623)
     Capitalization of software costs .................           (280)           (281)
                                                               -------         -------
        Net cash used by investing activities .........         (1,078)           (904)
                                                               -------         -------
   Cash flows from financing activities:
     Net payments under line-of-credit agreements .....           --            (4,087)
     Proceeds from the exercise of stock options ......            120             128
     Acquisition of treasury stock ....................           (399)            (22)
                                                               -------         -------
         Net cash used by financing activities ........           (279)         (3,981)
                                                               -------         -------
    Net increase in cash and cash equivalents .........            752             627
                                                               -------         -------
    Cash and cash equivalents at beginning of year ....          2,912             907
                                                               -------         -------
    Cash and cash equivalents at end of period ........        $ 3,664         $ 1,534
                                                               =======         =======
   Supplemental disclosures of cash flow information:
   Cash paid during the year for:
     Interest .........................................        $    11         $    27
     Income taxes paid, net of refunds ................            437             177

                  PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)



1. The statements for the three and six months ended June 30, 1995 and 1994 are unaudited; in the opinion of the Company such unaudited statements include all adjustments (which comprise only normal recurring accruals) necessary for a fair presentation of the results for such periods. The consolidated financial statements for the year ending December 31, 1995 are subject to adjustment at the end of the year when they will be audited by independent accountants. The results of operations for the three and six months ended June 30, 1995 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 1995. The consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes for the years ended in December 31, 1994 and 1993 included in the Company's December 31, 1994 Annual Report to the Securities and Exchange Commission on Form 10-K. Earnings per share are based on the weighted average number of shares outstanding plus common stock equivalents under the Company's stock option plans.

2. Inventories are used in the manufacture, maintenance, and service of commercial systems. The components of inventory consist of the following:

                                                            (In Thousands)
                                                             ------------
                                                     June 30,          December 31,
                                                       1995                1994
                                                     -------           ------------
Finished Goods .........................             $ 5,626             $ 3,891
Work in process ........................               1,670               1,697
Component parts ........................               5,164               5,411
Service parts ..........................               5,527               5,468
                                                     -------             -------
                                                     $17,987             $16,467
                                                     =======             =======

   At June 30, 1995 and December 31, 1994, the Company had recorded reserves for obsolete inventory of $2,812,000 and $2,860,000, respectively.

3. Beginning in the first quarter of 1995, certain revenues and related costs relating to Systems Integration activity which previously were reflected as service revenues and costs have been reclassified to product sales and costs.

Item 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                          QUARTER ENDED JUNE 30, 1995
                                 COMPARED WITH
                          QUARTER ENDED JUNE 30, 1994



Results of Operations


         PAR Technology Corporation reported net income of $636,000, and earnings per share of $.08, on revenues of $24.4 million for the quarter ended June 30, 1995. This compares to net income of $468,000, and earnings per share of $.06 on revenues of $23.1 million for the same quarter of 1994.

         Net product sales of the Commercial segment decreased 8.3% to $11.9 million in 1995 versus $13.0 million in 1994. This decrease was primarily due to lower sales to Kentucky Fried Chicken International, because of a greater number of new store openings and replacement orders in the second quarter of 1994. The Company continues to fulfill the requirements under its sales contract with Taco Bell. However, these requirements were slightly less in the second quarter of 1995 when compared to 1994. Partially offsetting this decrease was increased sales to McDonald's, especially in international markets where this customer continues to expand. The Company was also successful in selling to other international restaurant chains in the second quarter of 1995. Finally, due to a new $1.3 million contract with Chic-Fil-A restaurants in March 1995, the Company increased its sales to this chain in the second quarter of 1995. This contract will continue through the remainder of 1995.

         Customer service revenues of the Commercial segment increased 13.1% to $5.9 million in the second quarter of 1995 compared to $5.2 million for the second quarter of 1994. This increase was due to growth in service contract revenue as the Company's site base expands in both domestic and international markets.

        Contract revenues of the Government segment were $6.6 million in 1995, an increase of 33% from $5 million reported in 1994. The Company's site maintenance and testing activities and its software development business both contributed to this increase due to growth in direct labor charged to contracts and, in particular, to the timing of certain non-recurring material buys required under existing contracts.

        Costs of products sold for the Commercial segment were 57.1% of net product sales in the second quarter of 1995, compared to 65.5% for the second quarter of 1994. This improved cost ratio was due to product mix during the quarter and certain customer discounts that were earned in 1994 that did not recur in the second quarter of 1995.

         Costs of service of the Commercial segment were 82.5% of service revenues for the three months ended June 1995 versus 81.5% for the same three months of 1994. The minor decrease in margin in 1995 was due to slightly higher material usage compared to 1994.

          Costs of contracts of the Government segment were 94.6% in 1995 versus 95.4% a year ago. This decreased cost ratio is due to improved margins on certain contracts and the Company's ability to control overhead spending.

         Selling, general and administrative expenses were $4.3 million in 1995, an increase of 16.8% from the $3.7 million reported in 1994. This is primarily due to an increased sales force as the Company is expanding its major account and dealer efforts.

         Research and development expenses of the Commercial segment were $1.3 million in 1995 compared to $1.2 million in the same quarter of 1994, an increase of 6.1%. The Company has maintained a constant level of investment in its POS, Data Collection and Vision products.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                         SIX MONTHS ENDED JUNE 30, 1995
                                 COMPARED WITH
                         SIX MONTHS ENDED JUNE 30, 1994



         PAR Technology Corporation reported a net income of $1.0 million, or earnings per share of $.13, on revenues of $48.4 million for the six months ended June 30, 1995. This compares to net income of $695,000, or earnings per share of $.09 on revenues of $43.9 million for the same six-month period of 1994.

         Net product sales of the Commercial segment increased 2.3% to $24.2 million in 1995 versus $23.7 million in 1994. This increase was the result of POS sales to Taco Bell under its existing contract. This increase was partially offset by a decline in POS sales to Kentucky Fried Chicken International and Systems Integration sales relating to the Company's Industrial Transaction Processing business (ITPS). During the second quarter of 1995, the Company's ITPS business won several new contracts and revenue from this business is expected to increase in the second half of the year.

         Customer service revenues of the Commercial segment increased 14.8 % to $11.5 million the first six months of 1995 compared to $10 million for the same period of 1994. This increase was due to new service contracts as the Company's customer base continues to expand. Certain product enhancement programs with a major customer in 1995 also contributed to this increase.

        Contract revenues of the Government segment were $12.7 million in 1995, an increase of 24.3% from $10.2 million reported in 1994. Both the Company's site maintenance and software development businesses contributed to this increase. This was due, in part, to certain non-recurring material purchases on existing contracts.

         Costs of products sold for the Commercial segment were 59.6 % of net product sales in 1995 versus 64.1% in 1994. This improvement was the result of favorable product mix and certain discounts earned in 1994 that did not recur in 1995.

         Costs of service of the Commercial segment were 80.9 % for the six months ended June 1995 versus 83.8% for the same six months of 1994. This improvement is due to the product enhancement program described above and the improved absorption as revenue increases.

         Costs of contracts of the Government segment were 94.7% in 1995 and 1994. The Company continues to control costs, absorb overhead and maintain consistent margins from its government business.

        Selling, general and administrative expenses were $8.3 million in 1995, a 16.5% increase from the $7.1 million reported in 1994. The Company is expanding its POS, ITPS and Vision sales forces. The main thrust of the expansion in POS is in major accounts and dealer distribution channels.

         Research and development expenses of the Commercial segment were $2.6 million in 1995 compared to $2.3 million in 1994, an increase of 12.2%. The Company is continuing to invest in its POS products primarily in software development.



Liquidity and Capital Resources

         Cash flows to meet the Company's requirements for operating, investing and financing activities for the six months ended June 30, 1995 and 1994 are reported in the Consolidated Statement of Cash Flows.

         Cash provided by operating activities was $2.1 million in the first half of 1995 compared to $5.5 million in 1994. This reduced cash flow is primarily due to the higher collection of accounts receivable in 1994 compared to the current period. This was the result of unusually high sales in the fourth quarter of 1993. Collections in 1995 were also impacted by the timing of payments on certain government contracts that will be delayed until the third quarter of 1995.

         Cash used in investing activities was $1.1 million in 1995 versus $900,000 in 1994. In 1995 capital improvements were primarily for upgrades to internal use software. In 1994 capital expenditures were primarily for improvements to the Company's headquarters facility.

         Cash used in financing activities was $279,000 in 1995 compared to $4 million in 1994. In 1995, the Company repurchased stock owned by an executive officer of the Corporation. In 1994, the Company was able to pay down its line-of-credit borrowings with the cash provided from operations.

         The Company has line-of-credit agreements with certain banks, which aggregate $17.2 million, all of which were unused at June 30, 1995. The Company believes that it has adequate financial resources to meet its future liquidity and capital requirements.

Item 6.  Exhibits and Reports on Form 8-K




List of Exhibits




Exhibit No.         Description of Instrument
-----------         -------------------------
   11               Statement re computation of per share earnings




Reports on Form 8-K

         None during the second quarter of 1995.

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



                                                      PAR TECHNOLOGY CORPORATION
                                                      --------------------------
                                                             (Registrant)



Date:    July 31, 1995



                                         RONALD J. CASICANO
                                         ---------------------------------------
                                         Ronald J. Casciano
                                         Vice President, Chief Financial Officer
                                         and Treasurer