Form 10-Q
period 1995-09-30
PAR TECHNOLOGY CORP
filed 1995-10-25
CIK 708821

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

    For the Quarter Ended September 30, 1995. Commission File Number 1-9720

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

       The number of shares outstanding of registrant's common stock, as of October 20, 1995 is 7,689,125 shares.

                           PAR TECHNOLOGY CORPORATION


                               TABLE OF CONTENTS
                                   FORM 10-Q


                          PART 1 FINANCIAL INFORMATION



Item Number

      Item 1.       Financial Statements

                    -  Consolidated Statement of Income for
                          the Three and Nine Months Ended
                          September 30, 1995 and 1994

                    -  Consolidated Balance Sheet at
                          September 30, 1995 and December 31, 1994

                    -  Consolidated Statement of Cash Flows
                          for the Nine Months Ended
                          September 30, 1995 and 1994

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


      Signatures


      Exhibit Index

Item 1.
Financial Statements

                  PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                    (In Thousands Except Per Share Amounts)
                                  (UNAUDITED)

                                              For the three months        For the nine months
                                               ended September 30,        ended September 30,
                                              --------------------       --------------------
                                                1995         1994          1995         1994
                                              -------      -------       -------      -------
Revenues:
   Net product sales ...................      $11,428      $13,889       $35,654      $37,571
   Service revenues ....................        6,440        5,288        17,936       15,299
   Contract revenues ...................        6,112        4,726        18,790       14,926
                                              -------      -------       -------      -------
      Total revenues ...................       23,980       23,903        72,380       67,796
                                              -------      -------       -------      -------
Costs and expenses:
   Costs of products sold ..............        6,539        8,611        20,984       23,786
   Costs of service ....................        4,857        4,219        14,163       12,606
   Costs of contracts ..................        5,552        4,455        17,556       14,117
   Selling, general and administrative .        3,885        3,435        12,194       10,565
   Research and development ............        1,187        1,209         3,822        3,557
                                              -------      -------       -------      -------
      Total costs and expenses .........       22,020       21,929        68,719       64,631
                                              -------      -------       -------      -------
Income from operations .................        1,960        1,974         3,661        3,165
Other income ...........................          217           27           203           38
Interest expense .......................         --            (12)         --            (37)
                                              -------      -------       -------      -------
Income before provision for income taxes        2,177        1,989         3,864        3,166
Provision for income taxes .............          644          545         1,305        1,027
                                              -------      -------       -------      -------
Net income .............................      $ 1,533      $ 1,444       $ 2,559      $ 2,139
                                              =======      =======       =======      =======

Earnings per common share ..............      $   .19      $   .18      $    .32      $   .27
                                              =======      =======       =======      =======
Weighted average number of common
   shares outstanding ..................        8,082        7,970         8,097        7,997
                                              =======      =======       =======      =======

                  PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                      (In Thousands Except Share Amounts)

                                                       September 30,
                                                            1995      December 31,
                                                        (Unaudited)      1994
                                                          --------     --------
Assets
Current Assets:
   Cash ..............................................    $  4,027     $  2,912
   Accounts receivable-net ...........................      27,616       28,103
   Inventories .......................................      19,502       16,467
   Deferred income taxes .............................         826        1,034
   Other current assets ..............................       1,072        1,460
                                                          --------     --------
       Total current assets ..........................      53,043       49,976

Property, plant and equipment - net ..................       7,570        7,716
Other assets .........................................       2,413        2,950
                                                          --------     --------
                                                          $ 63,026     $ 60,642
                                                          ========     ========
Liabilities and Shareholders' Equity
Current Liabilities:
   Accounts payable ..................................    $  3,481     $  3,632
   Accrued salaries and benefits .....................       3,339        3,874
   Accrued expenses ..................................       1,306        1,237
   Deferred maintenance revenue ......................       2,497        2,010
   Income taxes payable ..............................         716          308
                                                          --------     --------
       Total current liabilities .....................      11,339       11,061
                                                          --------     --------
Deferred income taxes ................................         739          936
                                                          --------     --------

Shareholders' equity:
   Common stock, $.02 par value, 12,000,000
     shares authorized, 9,109,116 and 9,030,787
     shares issued and outstanding ...................         182          181
   Preferred stock, $.02 par value, 250,000 shares
     authorized ......................................        --           --
   Capital in excess of par value ....................      13,524       13,268
   Retained earnings .................................      39,633       37,074
   Cumulative translation adjustment .................        (209)        (181)
   Less 1,420,606 and 1,374,467 shares
     in treasury, at cost ............................      (2,182)      (1,697)
                                                          --------     --------
       Total shareholders' equity ....................      50,948       48,645
                                                          --------     --------
                                                          $ 63,026     $ 60,642
                                                          ========     ========

                  PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In Thousands)
                                  (UNAUDITED)

                                                             For the nine months
                                                             ended September 30,
                                                            --------------------
                                                              1995        1994
                                                            -------     -------
Cash flows from operating activities:
   Net income ..........................................    $ 2,559     $ 2,139
   Adjustments to reconcile net income to net cash
     provided  by  operating activities:
        Depreciation and amortization ..................      1,771       2,052
        Translation adjustments ........................        (28)        251
   Increase (decrease) from changes in:
     Accounts receivable-net ...........................        487       5,290
     Inventories .......................................     (3,035)       (447)
     Other current assets ..............................        388        (446)
     Other assets ......................................        229          10
     Accounts payable ..................................       (151)       (606)
     Accrued salaries and benefits .....................       (535)        (18)
     Accrued expenses ..................................         69        (962)
     Deferred maintenance revenue ......................        487         380
     Income taxes payable ..............................        408         643
     Deferred income taxes .............................         11        (471)
                                                            -------     -------
       Net cash provided by operating activities .......      2,660       7,815
                                                            -------     -------
Cash flows from investing activities:
   Capital expenditures ................................       (906)     (1,204)
   Capitalization of software costs ....................       (411)       (343)
                                                            -------     -------
       Net cash used in investing activities ...........     (1,317)     (1,547)
                                                            -------     -------
Cash flows from financing activities:
   Net payments under line-of-credit agreements ........       --        (4,087)
   Proceeds from the exercise of stock options .........        257         155
   Acquisition of treasury stock .......................       (485)        (22)
                                                            -------     -------
       Net cash used in financing activities ...........       (228)     (3,954)
                                                            -------     -------
Net increase in cash and cash equivalents ..............      1,115       2,314
                                                            -------     -------
Cash and cash equivalents at beginning of year .........      2,912         907
                                                            -------     -------
Cash and cash equivalents at end of period .............    $ 4,027     $ 3,221
                                                            =======     =======
Supplemental disclosures of cash flow information:
   Cash paid during the year for:
     Interest ..........................................    $    11     $    44
     Income tax payments, net ..........................        876         856

                  PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

1. The statements for the three and nine months ended September 30, 1995 and 1994 are unaudited; in the opinion of the Company such unaudited statements include all adjustments (which comprise only normal recurring accruals) necessary for a fair presentation of the results for such periods. The consolidated financial statements for the year ending December 31, 1995 are subject to adjustment at the end of the year when they will be audited by independent accountants. The results of operations for the three and nine months ended September 30, 1995 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 1995. The consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes for the years ended in December 31, 1994 and 1993 included in the Company's December 31, 1994 Annual Report to the Securities and Exchange Commission on Form 10-K. Earnings per share are based on the weighted average number of shares outstanding plus common stock equivalents under the Company's stock option plans.

2. Inventories are used in the manufacture, maintenance, and service of commercial systems. The components of inventory consist of the following:

                                                          (In Thousands)
                                                  September 30,       December 31,
                                                      1995                1994
                                                    --------            --------
Finished goods .........................            $  7,091            $  3,891
Work in process ........................               1,700               1,697
Component parts ........................               5,133               5,411
Service parts ..........................               5,578               5,468
                                                    --------            --------
                                                    $ 19,502            $ 16,467
                                                    ========            ========

    At September 30, 1995 and December 31, 1994, the Company had recorded reserves for obsolete inventory of $2,438,000 and $2,860,000, respectively.

3. Beginning in the first quarter of 1995, certain revenues and related costs relating to Systems Integration activity which previously were reflected as service revenues and costs have been reclassified to product sales and costs.

Item 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                        QUARTER ENDED SEPTEMBER 30, 1995
                                 COMPARED WITH
                        QUARTER ENDED SEPTEMBER 30, 1994


Results of Operations

         PAR Technology Corporation reported net income of $1.5 million, and earnings per share of $.19, on revenues of $24 million for the quarter ended September 30, 1995. This compares to net income of $1.4 million, and earnings per share of $.18 on revenues of $23.9 million for the same quarter of 1994.

         Net product sales of the Commercial segment decreased 17.7% to $11.4 million in 1995 versus $13.9 million in 1994. This decrease was primarily due to lower sales to Taco Bell. The Company continues to fulfill the requirements under its sales contract with Taco Bell. However, these requirements were less in the third quarter of 1995 when compared to 1994. The decrease was also due to a decline in sales to Kentucky Fried Chicken International, because of a greater number of new store openings and replacement orders in the third quarter of 1994. Partially offsetting this decline was increased sales recorded by the Company's Industrial Transaction Processing business.

         Customer service revenues of the Commercial segment increased 21.8% to $6.4 million in the third quarter of 1995 compared to $5.3 million for the same quarter of 1994. During the third quarter of 1995, the Company successfully negotiated a service integration contract with Taco Bell. This contract is expected to generate an aggregate of more than $24 million during the next three years. Also contributing to this increase was installation revenue associated with an equipment upgrade with another major customer.

         Contract revenues of the Government segment were $6.1 million in 1995, an increase of 29.3% from $4.7 million reported in 1994. The Company's site maintenance and testing activities and its software development business both contributed to this increase. The Company was awarded new site contracts and expanded the scope of other existing contracts during the third quarter of 1995. The Company's software development business continues to expand its work in environmental systems.

         Gross margin on net product sales for the Commercial segment was 42.8% in the third quarter of 1995, compared to 38% for same quarter of 1994. This improved margin was due to certain customer discounts that were earned in 1994 that did not recur in 1995.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                        QUARTER ENDED SEPTEMBER 30, 1995
                                 COMPARED WITH
                        QUARTER ENDED SEPTEMBER 30, 1994


         Gross margin on service revenues of the Commercial segment was 24.6% for the three months ended September 1995 versus 20.2% for the same three months of 1994. This increase was due to the additional revenue described previously and the improved absorption of certain fixed costs.

          Gross margin on contract revenues of the Government segment was 9.2% in 1995 versus 5.7% a year ago. The improved margin was the result of favorable product mix on new contracts and higher award fees earned due to favorable performance.

         Selling, general and administrative expenses were $3.9 million in 1995, an increase of 13.1% from the $3.4 million reported in 1994. This is primarily due to an increased sales force as the Company is expanding its worldwide sales efforts. Also contributing to this increase was expanded marketing efforts for the Company's Corneal Topography System.

         Research and development expenses were $1.2 million in 1995 virtually unchanged from 1994. The Company has maintained a constant level of investment in its POS, Data Collection and Vision Products.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                      NINE MONTHS ENDED SEPTEMBER 30, 1995
                                 COMPARED WITH
                      NINE MONTHS ENDED SEPTEMBER 30, 1994



         PAR Technology Corporation reported a net income of $2.6 million, or earnings per share of $.32, on revenues of $72.4 million for the nine months ended September 30, 1995. This compares to a net income of $2.1 million, or earnings per share of $.27 on revenues of $67.8 million for the same nine months ended September 30, 1994.

         Net product sales of the Commercial segment decreased 5.1% to $35.7 million in 1995 versus $37.6 million in 1994. This decrease was the result of lower sales to Kentucky Fried Chicken International in 1995 due to a large volume of replacement orders in 1994. The Company's domestic sales to McDonald's were less than anticipated due to the delay in the release of its new POS software. This software was released in September. Partially offsetting these decreases was a greater volume of sales to Taco Bell under the Company's sales contract with this customer.

         Customer service revenues of the Commercial segment increased 17.2% to $17.9 million the first nine months of 1995 compared to $15.3 million for the same period of 1994. This increase was due to new service contracts as the Company's customer base continues to expand. Certain product enhancement programs with major customers in 1995 also contributed to this increase.

         Contract revenues of the Government segment were $18.8 million in 1995, an increase of 25.9% from $14.9 million reported in 1994. Both the Company's site maintenance and software development businesses contributed to this increase.

         Gross margin on net product sales of the Commercial segment was 41.1% in 1995 versus 36.7% in 1994. This improvement was the result of favorable product mix and certain discounts earned by customers in 1994 that did not recur in 1995.

         Gross margin on service revenues of the Commercial segment was 21% for the nine months ended September 1995 versus 17.6% for the same nine months of 1994. This improvement is due to the product enhancement programs described above and the improved absorption as revenue increases.

         Gross margin on contract revenues of the Government segment was 6.6% in 1995 versus 5.4% in 1994. This improvement was due to favorable award fees earned and contract mix.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                      NINE MONTHS ENDED SEPTEMBER 30, 1995
                                 COMPARED WITH
                      NINE MONTHS ENDED SEPTEMBER 30, 1994



         Selling, general and administrative expenses were $12.2 million in 1995, a 15.4% increase from the $10.6 million reported in 1994. The Company is increasing the size of its sales force in all areas including major accounts and is also establishing a dealer distribution channel.

         Research and development expenses were $3.8 million in 1995 compared to $3.6 million in 1994, an increase of 7.5%. The Company is continuing to invest in its POS products primarily in software development and field trial support of new products.


Liquidity and Capital Resources

         Cash flows to meet the Company's requirements for operating, investing and financing activities for the nine months ended September 30, 1995 and 1994 are reported in the Consolidated Statement of Cash Flows.

         Cash provided by operating activities was $2.6 million for the first nine months of 1995 compared to $7.8 million in 1994. During 1994, the Company benefited from improved accounts receivable collections. The Company has maintained its receivable position at a comparable level in 1995. The Company also increased its inventory levels in 1995 in anticipation of fourth quarter shipments.

         Cash used in investing activities was $1.3 million in 1995 versus $1.5 million in 1994. In 1995, capital improvements were primarily for upgrades to internal use software. In 1994, capital expenditures were primarily for improvements to the Company's headquarters facility.

         Cash used in financing activities was $228,000 in 1995 compared to $4 million in 1994. In 1995, the Company repurchased stock owned by an executive officer of the Corporation. In 1994, the Company was able to pay down its line-of-credit borrowings with the cash provided from operations.

         The Company has line-of-credit agreements with certain banks, which aggregate $17.2 million, all of which were unused at September 30, 1995. The Company believes that it has adequate financial resources to meet its future liquidity and capital requirements.

Item 6.  Exhibits and Reports on Form 8-K




List of Exhibits








                Exhibit No.         Description of Instrument
                -----------         -------------------------

                    11         Statement re computation of per share earnings




















Reports on Form 8-K

         None during third quarter of 1995.

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



Date:    10/25/95



                                         RONALD J. CASICANO
                                         ---------------------------------------
                                         Ronald J. Casciano
                                         Vice President, Chief Financial Officer
                                         and Treasurer