Form 10-K
period 1995-12-31
PAR TECHNOLOGY CORP
filed 1996-03-27
CIK 708821

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

--------------------------------------------------------------------------------

                                    FORM 10-K

[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  For the Fiscal Year Ended December 31, 1995.

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

             For the Transition Period From __________ to __________

                          Commission File Number 1-9720

--------------------------------------------------------------------------------

                           PAR TECHNOLOGY CORPORATION
             (Exact name of registrant as specified in its charter)

        Delaware                                             16-1434688
 (State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                        Identification Number)

 PAR Technology Park
 8383 Seneca Turnpike
 New Hartford, New York                                      13413-4991
(Address of principal executive offices)                     (Zip Code)

                                 (315) 738-0600
              (Registrant's Telephone number, including area code)

           Securities registered pursuant to Section 12(g) of the Act:

                                            Name of Each Exchange on
     Title of Each Class                        Which Registered
----------------------------                ------------------------
Common Stock, $.02 par value                 New York Stock Exchange

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.  [   ]

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

     The aggregate market value of the voting stock held by non-affiliates of the registrant based on the average price as of March 15, 1996 - $33.6 million.

     The number of shares outstanding of registrant's common stock, as of March 15, 1996 - 7,737,128 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

================================================================================

================================================================================

                           PAR TECHNOLOGY CORPORATION

                                TABLE OF CONTENTS
                                    FORM 10-K

================================================================================
Item Number
================================================================================


                                             PART I

Item 1.        Business
Item 2.        Properties
Item 3.        Legal Proceedings
Item 4.        Submission of Matters to a Vote of Security Holders


                                             PART II

Item 5.        Market for the Registrant's Common Stock and
               Related Stockholder Matters
Item 6.        Selected Financial Data
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 8.        Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure


                                            PART III

Item 10.       Directors, Executive Officers and Other
               Significant Employees of the Registrant
Item 11.       Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management
Item 13.       Certain Relationships and Related Transactions


                                             PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Signatures

                           PAR TECHNOLOGY CORPORATION

                                     PART I

Item 1:  Business

         PAR Technology Corporation ("PAR" or the "Company"), incorporated in 1968, designs, develops, manufactures, markets, installs, and services microprocessor-based transaction processing systems for the restaurant and industrial market-places, Corneal Topography systems for measuring the true topography of the eye and vision inspection systems for the food-processing industry (Commercial Segment). The Company is also engaged in the design and implementation of advanced-technology computer software systems, for the Department of Defense and other Government agencies (Government Segment). In addition, the Government Segment provides specialized services to the Government, including the operation and maintenance of Government-owned test sites and the planning, execution, and evaluation of experiments involving new or advanced radar systems, electronic countermeasures systems, and communications systems.

         Information concerning the Company's industry segments for the three years ended December 31, 1995 is set forth in Note 11 to the Consolidated Financial Statements included elsewhere herein.

         The Company's principal executive offices are located at PAR Technology Park, 8383 Seneca Turnpike, New Hartford, New York 13413-4991, telephone number
(315) 738-0600. Unless the context otherwise requires, the term "PAR" or "Company" as used herein means PAR Technology Corporation and its wholly-owned subsidiaries.

                               Commercial Segment

         PAR, through its wholly-owned  subsidiary PAR Microsystems  Corporation
(PMC), designs, develops, manufactures, markets, installs, and provides systems integration services for microprocessor-based transaction processing systems. The Company's current products include Point-of-Sale (POS) hardware and state-of-the-art software tailored for individual restaurant chains, and Industrial Transaction Processing Systems (ITPS) for the Computer Integrated Manufacturing (CIM) market-place. The Company's wholly-owned subsidiary, PAR Vision Systems Corporation has developed a Corneal Topography System (CTS) which maps the surface of the cornea of the human eye. Additionally, the Company has developed and is marketing an automatic vision inspection system called Qscan(R) for the food-processing industry. This system utilizes a specialized image processing technique to detect contaminants in filled containers.

Products

         PAR has evolved from a company that designs individual POS hardware components and POS software applications to solve specific customer requirements to one that designs broad-based, flexible POS system architectures that can be rapidly adapted to satisfy a customer's ever-changing needs. This philosophy results from the recognition that the management information requirements of the restaurant industry are complex and rarely identical from one chain to the next.

         The POS systems that PAR provides consist of individual modules designed as "stand-alone" members of a distributed processing network. These modules are intended to provide various and specific functions and yet, because they were designed as components of a standardized system architecture, work together to gather, process, communicate, and share the tremendous volume of data generated and needed by today's restaurant businesses. For example, POS terminals are used by restaurant personnel for order-entry purposes. The terminal computes the order total based on the items ordered by the customer, processes any applicable coupons or discounts, calculates the tax, and displays the amount of change due the customer. In the kitchen, the terminal displays the menu items for use by restaurant personnel in the preparation and assembly of the order. This information appears on the built-in display or, because the unit is a member of a distributed processing network, appears on remote displays for simultaneous use by multiple persons. Additionally, each operator key-stroke occurring throughout the transaction is recorded and is available to other processors in the system for cash, marketing, or inventory analyses. All three uses occur automatically and simultaneously without operator intervention.

         The POS components are located in the customer's store and may be interconnected to remote sites such as regional or central offices. These components include POS terminals, printers, video displays, employee time/attendance recorders, personal computers and associated software. Remote-site components consist of personal and midrange computers, modems, printers, and associated business processing and network communications software. The Company sells, rather than leases, virtually all components of its systems.

         Systems Integration is becoming more important to the Restaurant POS business. Customers require expertise in systems architecture and systems engineering to utilize the technology and PAR provides this capability in the restaurant business.

         PAR's ITPS business unit provides hardware, enabling and applications software, and system integration services to the industrial marketplace. Systems integration software and services, as well as application software, are provided to end-users directly by PAR and through qualified distributors. Systems integration products include installation and training services, as well as custom modifications for specific customers and customer groups. In an on-going program to provide multi-vendor system integration solutions to its customers, PAR has entered several strategic alliances. PAR provides hardware and software products to IBM for marketing to the industrial Computer Integrated Manufacturing market, where they are used for data collection on the factory floor. PAR also has on-going strategic partnership with Telxon through which both Companies distribute a co-logoed PAR/Telxon hardware/software solution to retail, wholesale distribution, transportation, and health-care markets. PAR also has strategic alliances with Intermec Corp., a leading data collection equipment supplier and Ernst & Young LLP, a leading international services firm.

         The Company's ITPS products include Transaction Processing System/2 (TPS/2) software enabler which provides generic client/server data collection. With TPS/2's distributed processing environment, users can control all aspects of data collection from a central location, including large, multi-site systems. TPS/2 provides central and remote control of numerous types of devices across many communication protocols. Data Collection devices include PAR manufactured IBM fixed base terminals, Telxon and Intermec portable terminals and PC's. TPS/2's open-system architecture also makes possible concurrent connectivity with multiple host computers, including IBM, Hewlett-Packard, and DEC. While TPS/2 can be used to create or integrate complex transaction-processing environments, it offers simplified system use and operation. TPS/2 also offers greater system speed than previous data collection systems.

         TPS/2 provides a flexible and highly functional platform for on-line transaction processing applications such as time and attendance, inventory control, warehousing, job status, scheduling and quality control. Data can be directly read from and written to host databases, as well as forwarded to managers, who can respond quickly to production deviations based on real-time information.

         Another PAR data collection product is CIMport, a series of application software products used with Telxon portable hand-held terminals to collect data without fixed-wire attachment. With CIMport, radio-frequency (RF) and store and forward portable terminals can be used in data collection environments that previously did not support this capability. PAR also provides factory-floor application software. CIMprint is a bar code document printing software package that is ideal for demanding client/server environments. The product is used for printing tags, labels, employee badges and other documents with any combination of text, bar code, graphic images, and optical character reading (OCR) fonts. Moreover, CIMprint is fully integrated into the TPS/2 platform.

         With high technology applications continually being developed through its Government contract business, PAR works toward developing new commercial applications. For example, using computerized digital image processing techniques originally developed for the defense industry, PAR developed two innovative products for commercial industry--a Corneal Topography System (CTS(TM)) and an automatic vision inspection system, Qscan(R).

         PAR's CTS provides the ophthalmic surgeon and optometrist with the ability to measure the true topography of the cornea in terms of elevation. PAR's technology, unlike its competitors, can be used both in an office, clinical setting as well as in an operating room, surgical environment. PAR's CTS is fully compatible with the excimer laser and can be used for therapeutic and refractive procedures.

         Qscan(R) is the first system fully designed for use on a food processor's production line. The system detects and rejects small contaminants such as pits, shards of glass, or slivers of metal in opaque, filled and capped food containers. Certain containers can be examined on-line at high speeds--up to 1,100 per minute. This allows 100% inspection of all containers during the flow of production.

Installation and Training

         In the U.S., Canada, Europe, South Africa, Australia and Asia, PAR POS personnel provide installation and training services, on a fixed-fee basis, as a normal part of the equipment purchase agreement. In certain areas of North America, Europe and Asia, the Company provides these services through third parties.

Maintenance and Service

         PAR services its POS equipment through a combination of telephone diagnostic support, factory maintenance, on-site, depot, and spare unit rental service. Equipment requiring factory maintenance service is shipped in the Company's specially designed containers from the customer's store to the service center at the Company's headquarters in New Hartford, NY, or to service centers in Canada, Europe, South Africa, Australia and Asia. The Company repairs and tests the equipment, generally charging a predetermined, fixed fee to repair each module regardless of the nature of the malfunction. The Company offers optional on-site maintenance services through its own field service organization or through third parties for PAR's restaurant and convenience store equipment in certain areas of the United States and Europe.

         The Company maintains a central customer support and diagnostic service that permits customers to discuss problems on the telephone with a Company representative. Test polling of customer-owned data communications equipment is also provided by the central support service. Approximately four out of every five customer-perceived problems are solved over the telephone, thereby eliminating unnecessary module returns and field-service visits and providing the most cost-effective maintenance offering possible.

         During 1995, PAR was awarded a service integration contract with Taco Bell. Under this contract the Company services all POS systems, back office systems and provides Help Desk and On-Site support activities.

Marketing

 POS
 ---
         The Company's POS marketing efforts highlight its total solution offering including hardware, software, systems integration and service from a customer initial installation to replacement systems. The Company directs its marketing efforts to customers in the top one hundred fast-food restaurant as described in Nations Restaurant News. The account management marketing strategy is to establish joint development programs with the leading chains, thereby gaining expertise in the appropriate hardware and application software needs of a particular chain's operation. The Company has found that various segments of the food service industry have several common elements and goals; however, they may differ as to software application needs. The open architecture of the Company's systems, as dictated by such a marketing strategy, enables PAR to perform customization in a cost-effective and timely manner.

         During 1994, PAR began the organization of a world-wide dealer channel. This capability will allow POS access to concepts outside the top 100 restaurant chains. Small operators will have access to more sophisticated technology that has been available to the major chains for over 15 years.

ITPS
----
         PAR's marketing approach for its ITPS products is to provide a total solution to customers' data collection and transaction processing needs. PAR closely tailors its comprehensive range of factory-floor data collection enablers and applications to the requirements of the industrial sector.

           For CTS, the Company has its own direct sales channels, a distribution network of independent ophthalmic sales representatives and an international dealer network. For its Qscan(R) product, the Company has established worldwide distribution through an industrial representative network in addition to its own direct sales channels. Both domestic and international customer prospects in the baby food market are being pursued, as well as other food-processing market segment customers.

Competition

         The Company faces competition with respect to its POS products. Some of the Company's competitors are, or are controlled by, companies that are larger and have substantially greater resources. Principal competitors include Panasonic, IBM, NCR and Olivetti. Most major restaurant chains maintain an "approved vendor" list for POS equipment, designating those companies that have been approved to sell their equipment to both corporate and franchised stores of that chain. These chains tend to limit approved vendors to a small number, usually one or two sources, due to the time and expense of qualifying approved vendors. Corporate-owned stores will normally buy only approved POS equipment. PAR is an approved vendor for McDonald's, Taco Bell, Kentucky Fried Chicken International, Chick-fil-A and sells to many other major chains. The Company believes its success in obtaining "approved vendor status" is due to the establishment of a solid foundation of expertise in the industry and its willingness to tailor systems to meet the specific needs of each of its customers.

Backlog

         At December 31, 1995, the Company's backlog of unfilled orders for the Commercial segment was approximately $20,600,000 compared to $17,200,000 a year ago. Most of the present orders will be delivered in 1996. Commercial segment orders are generally of a short term nature and are usually booked and shipped in the same fiscal year.

Research and Development

         The highly technical nature of the Company's restaurant POS, Industrial Transaction Processing, and Vision products requires a significant and continuous research and development effort. Research and development expenses for new and existing products were approximately $5,331,000 in 1995, $5,009,000 in 1994 and $4,239,000 in 1993. See Note 1 to the Consolidated Financial Statements included elsewhere herein for discussion on Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.

Manufacturing and Suppliers

         The Company assembles its products from standard components, such as integrated circuits, and fabricated parts such as printed circuit boards, metal parts and castings, most of which are manufactured by others to the Company's specifications. The Company depends on outside suppliers for the continued availability of its components and parts. Although most items are generally available from a number of different suppliers, the Company purchases certain components from only one supplier. Items purchased from only one supplier include certain printers, base castings and electronic components. If such a supplier should cease to supply an item, the Company believes that new sources could be found to provide the components. However, added cost and manufacturing delays could result and adversely affect the business of the Company. The Company has not experienced significant delays of this nature in the past, but there can be no assurance that delays in delivery due to supply shortages will not occur in the future.

                               Government Segment

         PAR has two wholly-owned subsidiaries in the government business segment, PAR Government Systems Corporation (PGSC) and Rome Research Corporation
(RRC). These companies provide federal and state government organizations, including the DoD, with a wide range of technical products and services. PGSC is involved with the design, development and implementation of state-of-the-art data processing systems, and with advanced research and development for high-technology projects. RRC provides engineering services, software development/testing, and operation & maintenance for government facilities. The Company's products cover the entire development cycle for Government systems: requirements analysis, design specification, development, implementation, installation, test and evaluation. The Company also develops and markets off-the-shelf software products for both DoD and commercial use.

PAR Government Systems Corporation

         PGSC is organized into three business sectors: Image & Signal Processing, Telecommunications, and Special Programs. Its headquarters and data processing technology center is in New Hartford, NY and its Center for advanced sensor processing is located in La Jolla, CA, the San Diego Technology Center. PGSC has a Joint Surveillance Target Attack System (J-STARS) project office located in Melbourne, FL to support the Northrop Grumman Corporation. PGSC currently conducts about 80% of its business with the DoD and with major prime contractors.

         PGSC has designed and implemented advanced software systems that have often become key components for the later development of large DoD systems. PGSC's strategy has been to identify the Government's data processing needs and to provide special--sometimes unique--solutions for either the Government or prime contractors. PGSC is currently involved in radar, infrared and electro-optical sensor data handling, design of algorithms for highly accurate real-time tracking, sensor systems design and evaluation, massively parallel processing, geographic information systems, image processing, environmental data monitoring, command and control, mission planning, and asset tracking & data management. Additionally, new environmental monitoring business is being conducted for state agencies in New York and Pennsylvania.

Image & Signal Processing

         This business sector deals with the collection and analysis of complex and massive sensor data. PGSC is a leader in developing and implementing target detection and tracking algorithms for both radar and infrared sensor systems. Since 1986, PGSC has been a key contributor to the full-scale engineering development for J-STARS, providing algorithm development and data handling for both moving target indicator (MTI) and synthetic aperture radar (SAR) technologies that detect, track and target moving enemy vehicles.

         PGSC scientists have also developed sensor concepts and algorithms to address the difficult problem of detecting low-contrast targets against cluttered background (e.g., finding a cruise missile or fighter aircraft against a terrain background). Technical approaches developed for radar and infrared sensors have been applied to other research and operational sensor systems.

Telecommunications

         The Telecommunications business sector addresses the movement of massive data sets, and the adaptation of data to meet user needs for system control, mission planning, and decision support. U.S. Government agencies use PGSC's software to rapidly convert images to digital maps; to store, edit, and retrieve such maps; and to extract features from digital data bases. Applications of these geographical information systems (GIS) are also addressing the needs of state and local government groups.

         An environmental measurement and data management system has been implemented for the National Institute for Environmental Renewal (NIER) which integrates field sensors, GIS systems, image processing, contaminant monitoring, risk assessment, and site modeling. This environmental data system will address a wide spectrum of applications, including: air and water quality monitoring, detection and monitoring of soil and underground contaminants, waste disposal facility siting, and emergency response.

         PGSC's asset management line of business provides command and control for a user's assets, utilizing small electronic tags on assets and cargoes to communicate information on an asset's location and state. Under a contract with the U.S. Department of Transportation and the NIER, PGSC is providing a system that will monitor and track hazardous material (HAZMAT) cargoes in Northeastern Pennsylvania. Data are collected and analyzed at a command center and reports on cargo status are sent electronically to all parties involved, including responders to emergencies in the case of HAZMAT accidents or mishaps.

Special Programs

         PGSC provides special data handling and system interoperability for key Government customers. PAR's operation of the Image Exploitation 2000 facility for the Air Force's Rome Laboratory has assisted with the introduction of many new data handling concepts, including imagery dissemination using compact disc technology. Image processing and mission planning are conducted to support many DoD military exercises and training programs.

Rome Research Corporation

         RRC primarily provides professional and engineering services to operate and maintain DoD laboratories, ranges, and related facilities owned by the Government. At these sites, Company personnel plan, execute, and evaluate experiments involving new or advanced radar systems, electronic counter-measures systems and communications systems, and operate training and operational communications equipment. RRC also provides software engineers that specialize in software testing and validation. It has developed a relationship with Northrop Grumman Corporation to support the testing of operational software for the J-STARS project.

Test Laboratory and Range Operations

         RRC provides management, engineering, and technical services under several contracts with the U.S. Air Force and the U.S. Navy. These services are used to plan and execute tests and to evaluate results at several government test ranges and laboratories that the Company operates and maintains. Test activities encompass components, specific equipment, and systems related to radar, communications, electronic countermeasures, and integrated weapon systems.

         The Company also develops complex measurement systems in several defense-related areas of technology. These systems are computer-based and have led to the development by RRC of a significant software capability, which provides the basis for competing in new markets.

Software Test and Validation

         RRC continues to support to the Northrop Grumman J-STARS program. This effort has provided RRC with a vehicle to expand its business base into a different segment of the defense industry. The J-STARS effort is RRC's first venture into the software verification and validation arena, with RRC engineers embedded in the Northrop Grumman test organization for formal qualification of the entire J-STARS software suite. RRC participates in all phases of the test process, from initial analysis to formal government acceptance. The ability to provide a wide range of software technology is particularly important during a period when almost all engineering efforts require the application of software and hardware in support of the task.

Operations and Maintenance

         RRC provides operations and maintenance services in support of two other business areas. The first involves support to the U.S. Navy-Marine and Air Force training system known as the Tactical Aircrew Combat Training Systems (TACTS) by the Sea Service and the Air Combat Maneuvering Instrumentation (ACMI) systems by the Air Force. There are RRC personnel operating these activities in Taiwan and Egypt. The second new area consists of support to several U.S. Navy communications and space surveillance sites. The five space surveillance sites are located across the southern United States and the communication station in California.

Mentor-Protege Program

         During 1992, the Company began participation in the Mentor-Protege Program sponsored by the Department of Defense. The purpose of the program is to have an established company, such as PAR, assist a Small Disadvantaged Business to become a successful enterprise. Phoenix Systems and Technology, Inc. (Phoenix), is a build-to-print manufacturer of various military sub-systems. In 1992, it had revenues of $2.5 million. Under the Mentor-Protege Program, PAR has assisted Phoenix to broaden its manufacturing business and expand into engineering services which has contributed to Phoenix's growth in revenues to $5.3 million in 1995. In 1995, with RRC's assistance, Phoenix bid and won the program to support a Minimum Essential Airfield at the former Griffiss Air Force Base. This contract with the New York Air National Guard spans up to five years and is valued at $19.3 million. In 1992, PAR acquired a 10% equity interest in Phoenix which was increased to 44% in January, 1993.

Government Contracts

         PGSC and RRC perform work for U.S. Government agencies under fixed-price, cost-plus fixed fee, time-and-material, and incentive-type prime contracts and subcontracts. Most of its contracts are for one-year to three-year terms. The Company also has been awarded Task Order/Support contracts.

         There are several risks associated with Government contracts. For example, contracts may be terminated for the convenience of the Government any time the Government believes that such termination would be in its best interests. Under contracts terminated for the convenience of the Government, the Company is entitled to receive payments for its allowable costs and, in general, a proportionate share of its fee or profit for the work actually performed.

         The Company's business with the U.S. Government is also subject to other risks unique to the defense industry, such as reduction, modification, or delays of contracts or subcontracts if the Government's requirements, budgets, or policies or regulations change. The Company may also perform work prior to formal authorization or to adjustment of the contract price for increased work scope, change orders, and other funding adjustments.

         Additionally, the books and records of the Company are audited by the Defense Contract Audit Agency on a regular basis. Such audits can result in adjustments to contract costs and fees. Audits have been completed through the Company's fiscal year 1992 and have not resulted in any material adjustments.

Marketing and Competition

         The Company's marketing activities in the Government sector are conducted primarily by senior- and middle-management and technical staff members. Marketing begins with collecting information from a variety of sources concerning the present and future requirements of the Government and other potential customers for the types of technical expertise provided by the Company. A proven approach is for the Company to enter into teaming arrangements with other contractors. Teaming arrangements allow the contractors to complement the unique capabilities of each other and to offer the Government the best combination of capabilities to achieve the performance, cost, and delivery schedule desired for the system being procured. Structuring the right teaming arrangement can significantly enhance a contractor's competitive position. Some of the contractors that the Company has previously, or is presently, teamed with are Hughes Aircraft, Harris, Lockheed-Martin, Northrop Grumman Corporation, GTE, and TASC.

         Although the Company believes it is positioned well in its chosen areas of image and signal processing, telecommunications and engineering services, competition for Government contracts is intense. Many of the Company's competitors are, or are controlled by, companies such as Lockheed-Martin, SAIC, TRW and Bendix that are larger and have substantially greater financial resources. The Company also competes with many smaller companies that target particular segments of the Government market. Typically, seven or more companies will compete for each contract and, as previously discussed, PAR sometimes bids as part of a team with other companies. Contracts are obtained principally through competitive proposals in response to requests for bids from Government agencies and prime contractors. The principal competitive factors are prior experience, the ability to perform, price, technological capabilities, and service. In addition, the Company sometimes obtains contracts by submitting unsolicited proposals.

Backlog

         The dollar value of existing Government contracts at December 31, 1995, net of amounts relating to work performed to that date, was approximately $32,088,000, of which $7,568,000 was funded. At December 31, 1994, the comparable amount was approximately $22,774,000, of which $9,673,000 was funded. Funded represents amounts committed under contract by Government agencies and prime contractors. The December 31, 1995 Government contract backlog of $32,088,000 represents firm, existing contracts. Approximately $15,430,000 of this amount will be completed in calendar year 1996 as funding is committed.

                                    Employees

         As of December 31, 1995, the Company had 822 employees, approximately 65% of whom are engaged in the Company's Commercial segment, 28% are in the Government segment, and the remainder are corporate employees.

         Due to the highly technical nature of the Company's business, the Company's future can be significantly influenced by its ability to attract and retain its technical staff. The Company believes that it will be able to fulfill its near-term needs for technical staff.

         None of the Company's employees are covered by collective bargaining agreements. The Company considers its employee relations to be good.

Item 2:  Properties

          The following are the principal  facilities (by square footage) of the
Company:

                                 Industry                      Floor Area                         Number of
      Location                   Segment                   Principal Operations                    Sq. Ft.
      --------                   -------                   --------------------                  -----------
New Hartford, NY                 Commercial             Principal executive offices               148,000
                                 Government                manufacturing, research and
                                                           development laboratories,
                                                           computing facilities
Boulder, CO                      Commercial             Service                                    17,500
Rome, NY                         Government             Research and Development                   15,000
Norcross, GA                     Commercial             Research and Development                    9,200
Sydney, Australia                Commercial             Sales and Service                           8,800
La Jolla, CA                     Government             Research and Development                    8,400
Arlington, TX                    Commercial             Sales, Research and Development             6,100
Irvine, CA                       Commercial             Sales and Service                           4,500
San Antonio, TX                  Commercial             Sales                                       4,700

         The Company's headquarters and principal business facility is located in New Hartford, New York, which is near Utica, located in Central New York State.

         The Company owns its principal facility and adjacent space in New Hartford, N.Y. All of the other facilities are leased for varying terms. Substantially all of the Company's facilities are fully utilized, well maintained, and suitable for use. The Company believes its present and planned facilities and equipment are adequate to service its current and immediately foreseeable business needs.


Item 3:  Legal Proceedings

         The Company is subject to legal proceedings which arise in ordinary course of business. In the opinion of Management, the ultimate liability, if any, with respect to these actions will not materially affect the financial position of the Company.


Item 4:  Submission of Matters to a Vote of Security Holders
         None

                                     PART II


Item 5: Market for the Registrant's Common Stock and Related Stockholder Matters

         The Company's Common Stock, par value $.02 per share, trades on the New York Stock Exchange (NYSE symbol - PTC). At December 31, 1995, there were approximately 811 owners of record of the Company's Common Stock, plus those owners whose stock certificates are held by brokers.

         The following table shows the high and low stock prices for the two years ended December 31, 1995 as reported by New York Stock Exchange:

                                     1995                                1994
                          -----------------------------     -----------------------------
    Period                    Low           High                 Low             High
--------------            -----------------------------     -----------------------------
First Quarter                5 7/8           9 3/4               7               9 1/4
Second Quarter               8              10 3/4               6 5/8           7 7/8
Third Quarter                8 1/4          10 3/4               6 1/4           7 1/4
Fourth Quarter               8 5/8          10 1/4               6 1/8           8 1/4


         The Company has not paid cash dividends on its common stock, and its Board of Directors presently intends to continue to retain earnings for reinvestment in growth opportunities for the Company. Accordingly, it is anticipated that no cash dividends will be paid in the foreseeable future.

Item 6:  Selected Financial Data


                 SELECTED CONSOLIDATED STATEMENT OF INCOME DATA
                    (In thousands, except per share amounts)

                                            Year ended December 31,
                           -----------------------------------------------------
                               1995       1994       1993       1992      1991
                           -----------------------------------------------------
Total revenues .........   $  107,394   $ 94,530   $ 81,247   $ 73,271   $78,897
                           ==========   ========   ========   ========   =======

Net income .............   $    4,658   $  3,661   $  2,529   $  2,333   $ 1,461
                           ==========   ========   ========   ========   =======


Earnings per share .....   $      .58   $    .46   $    .32   $    .30   $   .20
                           ==========   ========   ========   ========   =======

                    SELECTED CONSOLIDATED BALANCE SHEET DATA
                                 (In thousands)

                                                   December 31,
                                 -----------------------------------------------
                                   1995      1994      1993      1992      1991
                                 -----------------------------------------------
Working capital ..............   $42,976   $38,915   $34,489   $31,373   $28,609
Total assets .................    68,073    60,642    60,449    53,433    49,019
Long-term debt ...............      --        --        --        --        --
Shareholders' equity .........    53,132    48,645    44,530    41,858    39,094

Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations

       The following discussion and analysis highlights items having a significant effect on operations during the three-year period ended December 31, 1995. It may not be indicative of future operations or earnings. It should be read in conjunction with the Consolidated Financial Statements and Notes thereto and other financial and statistical information appearing elsewhere in this report.

Results of Operations -- 1995 Compared to 1994

       PAR Technology Corporation reported earnings per share of $.58 for the year ended December 31, 1995, an increase of 26.1% from the $.46 per share recorded for the year ended December 31, 1994. Net income increased 27.2% to $4.7 million in 1995 compared to $3.7 million for 1994. Revenues for 1995 were $107.4 million versus $94.5 million for 1994, an increase of 13.6%.

       Net product sales of the Commercial segment were $58.3 million for 1995, a 10.1% increase from the $53 million recorded in 1994. Most of this increase occurred in the fourth quarter of 1995. This was primarily due to the Company's continued successful partnership with Taco Bell. In the fourth quarter of 1995, the Company received a $23 million order from Taco Bell for POS products. The Company began delivery of this order in 1995, with the majority to be shipped in 1996. The increase is also due to new contract awards from the Chick-fil-A restaurant chain. Product sales also increased in 1995 due to the growth in the Company's Industrial Transaction Processing (ITPS) business. This business won several new contracts in 1995 and grew 34% over 1994. Partially offsetting these increases was a decline in sales to Kentucky Fried Chicken International due to a greater number of new store openings and replacement orders in 1994 than in 1995.

       Customer service revenues of the Commercial segment increased 20.3% to $25.1 million in 1995 compared to $20.8 million for 1994. The growth in service revenue was primarily related to higher installation revenue as a result of the increase in product sales discussed above. Additionally, in the third quarter of 1995 the Company was awarded a service integration contract with Taco Bell. Under this agreement, the Company is responsible for servicing of all POS systems, back office systems and Help Desk and On-Site Support activities. This contract is expected to generate revenues in the aggregate of more than $24 million over three years. Certain product enhancement programs for various customers also contributed to this increase in 1995.

       Contract revenues of the Government segment were $24 million for 1995, an increase of 15.8% from the $20.7 million reported in 1994. The Company's site maintenance and testing activities and its software development business both contributed to this increase. The Company was awarded new site contracts and expanded the scope of other existing contracts during 1995. Additionally, the Company's software development business continues to expand its work in environmental systems.

       As previously announced, the Company's Rome Research Corporation (RRC) was awarded a $10 million, five-year contract as the prime subcontractor for the Griffiss Minimum Essential Airfield Contract awarded to Phoenix Systems and Technologies, Inc. (Phoenix). Under this contract, Phoenix and RRC will provide engineering services to Griffiss Air Force Base. The Company owns a 44% interest in Phoenix. See Note 9 to the Consolidated Financial Statements for further discussion.

       Gross margin on net product sales of the Commercial segment was 41.6% compared to 38.6% in 1994. POS margins improved primarily due to certain customer discounts earned in 1994 that did not recur in 1995. Additionally, the Company was able to achieve certain product cost reductions in 1995.

       Gross margin on service revenues of the Commercial segment were 17% in 1995 versus 16.9% in 1994. Margins benefited from increased revenues including revenue from certain product enhancement programs. However, this was offset by start-up costs related to the service integration contract with Taco Bell discussed above.

       Gross margin on contract revenues of the Government segment was 6.4% in 1995 compared to 4.8% in 1994. This margin improvement was the result of higher award fees earned on certain contracts due to high performance ratings and to a favorable contract mix.

       Selling, general and administrative expenses of the Commercial segment were $17.7 million in 1995, an increase of 24.7% from the $14.2 million recorded in 1994. This increase is primarily due to the expansion of the Company's worldwide POS sales force, growth in the ITPS sales force and increased sales and promotional activities related to the Company's Vision businesses. Also, 1995 expenses included $1.1 million for allowances related to the Company's investment in and receivable from Phoenix. See Note 9 to the Consolidated Financial Statements for further discussion.

       Research and development expenses of the Commercial segment were $5.3 million in 1995, an increase of 6.4% from the $5 million reported a year ago. The Company is continuing its investment in POS hardware and software products. Additionally, the Company continues to improve the technological performance of its Vision products in order to achieve increased sales and improved margins.

         The Company's effective tax rate was 33.6% in 1995 compared to 36.3% in 1994. The lower rate is primarily due to the utilization of Foreign Tax credits in 1995.

Results of Operations -- 1994 Compared to 1993

       PAR Technology Corporation reported earnings per share of $.46 for the year ended December 31, 1994, an increase of 43.7% from the $.32 per share recorded for the year ended December 31, 1993. Net income increased 44.8% to $3.7 million in 1994 compared to $2.5 million for 1993. Revenues for 1994 were $94.5 million versus $81.2 million for 1993, an increase of 16.3%.

       Net product sales of the Commercial segment were $53 million for 1994, a 20.8% increase from the $43.8 million recorded in 1993. This increase was due to the ongoing success with sales to Taco Bell of the Company's third generation Point-of-Sale system (POS III). Another major factor was sales of the Company's POS II products to McDonald's, Kentucky Fried Chicken and other fast food chains in both domestic and international markets. During 1994, the Company received follow on purchase orders from Taco Bell totalling $20 million. The Company's system integration work related to its ITPS business also contributed to the increase.

       Customer service revenues of the Commercial segment increased 8.4% to $20.8 million in 1994 compared to $19.2 million for 1993. The growth in service revenue was primarily related to higher installation revenue as a result of the increase in product sales discussed above.

       Contract revenues of the Government segment were $20.7 million for 1994, an increase of 14% from the $18.2 million reported in 1993. This growth was due to the success of the Company's site maintenance and testing business. The Company currently has several contracts at different government-owned sites across the country. The Company's software development business also contributed to the increase. In 1994, the Company announced its software development business was successful in winning a $2.5 million, multi-year contract from the National Institute for Environmental Renewal. This will result in the development and application of an Environmental Monitoring and Management System for the detection of ground and water contamination.

       Gross margin on net product sales of the Commercial segment was 38.6% in 1994, compared to 42% in 1993. This decrease in margin was a result of volume discounts earned in 1994 by a major customer in accordance with the terms of its sales agreement with the Company. Partially offsetting this was improved absorption of certain fixed manufacturing costs as a result of increased production in 1994.

       Gross margin on service revenues of the Commercial segment was 16.9% in 1994 versus 11.3% in 1993. This increase was the result of increased installation and service contract revenue directly related to the increased POS product revenue discussed above.

       Gross margin on contract revenues of the Government segment was 4.8% in 1994 compared to 3.7% in 1993. During 1994, the Company controlled its overhead costs which resulted in improved margins on certain contracts.

       Selling, general and administrative expenses of the Commercial segment were $14.2 million in 1994, an increase of 9.2% from the $13 million recorded in 1993. This increase was primarily due to the Company's expanded POS sales efforts and to sales and marketing activities associated with the Company's Vision products.

       Research and development expenses of the Commercial segment were $5 million in 1994, an increase of 18.2% from the $4.2 million reported a year ago. The Company's net investment in POS and Vision products increased in 1994 compared to last year.


Liquidity and Capital Resources

       Cash flows to meet the Company's requirements of operating, investing and
financing   activities   during  the  past  three  years  are  reported  in  the
Consolidated Statement of Cash Flows.

       Cash flow used by operating activities was $767,000 in 1995 compared to cash provided by operations of $8.1 million in 1994. The Company's accounts receivable balance grew substantially in 1995 as a result of record fourth quarter revenues which increased $8.3 million over the fourth quarter of 1994. During 1994, the Company's net profits and a reduction in accounts receivable were the primary reasons for the positive cash flow.

         Cash used in investing activities was $1.8 million in 1995 compared to $2.2 million in 1994. The Company incurred $1.3 million for capital expenditures in 1995 versus $1.7 million in 1994. In 1995, the Company purchased additional internal use computer hardware and software and upgraded certain communications equipment. Capital expenditures in 1994 were primarily for continued
improvements to the Company's headquarters' facility and computer equipment upgrades.

       Cash flow provided by financing activities was $101,000 in 1995 versus cash used of $3.9 million in 1994. In 1995, cash flow benefited by the proceeds from the exercise of employee stock options and short-term bank borrowings for working capital requirements. This was partially offset by the acquisition of treasury stock during the year. In 1994, the Company used its cash provided by operations to pay off all of its short term borrowings with banks.

       The Company has line-of-credit agreements with certain banks which aggregate $27.2 million, virtually all of which was unused at December 31, 1995. The Company believes that it has adequate financial resources to meet its future liquidity and capital requirements.

              The Company  owns a 44% interest in Phoenix and is involved in the
DoD's Mentor Protege Program with Phoenix. At December 31, 1995, Phoenix owes the Company $957,000 related to contracted manufacturing and services. Additionally, the Company has guaranteed a $1,000,000 line-of-credit borrowing of Phoenix. See Note 9 to the Consolidated Financial Statements for further discussion.


Item 8:       Financial Statements and Supplementary Data

         The Company's 1995 Financial Statements, together with the report thereon of Price Waterhouse LLP dated February 13, 1996, are included elsewhere herein. See Item 14 for a list of Financial Statements and Financial Statement Schedules.



Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

================================================================================
                                    PART III
================================================================================

Item 10: Directors, Executive Officers and Other Significant Employees of the Registrant

The directors and executive officers of the Company and their respective ages and positions are:

           Name                                Age                               Position
------------------------                       ---              -----------------------------------------
Dr. John W. Sammon, Jr.                         56              Chairman of the Board, President and
                                                                Director

Charles A. Constantino                          56              Executive Vice President and Director

J. Whitney Haney                                61              President, PAR Microsystems and Director

Sangwoo Ahn                                     57              Director

Dr. James C. Castle                             59              Director

Albert Lane, Jr.                                54              President, Rome Research

Dr. John P. Retelle, Jr.                        50              President, PAR Government Systems

Ronald J. Casciano                              42              Vice President, C.F.O. and Treasurer

Other senior officers and significant employees of the Company and their respective ages and positions are:

           Name                                Age                               Position
------------------------                       ---              -----------------------------------------
James E. Cashman III                            42              Vice President, International Sales and Service,
                                                                PAR Microsystems

William L. Collier                              52              Vice President, Sales and Marketing
                                                                Industrial Transaction Processing Systems,
                                                                PAR Microsystems

Gregory T. Cortese                              46              Vice President, Law & Business Affairs,
                                                                General Counsel and Secretary

Donald A. England                               44              Vice President, National Accounts
                                                                PAR Microsystems


           Name                                Age                               Position
------------------------                       ---              -----------------------------------------
William J. Francis                              44              Vice President Finance and Operations
                                                                PAR Microsystems


Donald D. Hall                                  60              Vice President Operations, Rome Research

F. Tibertus Lenz                                45              Vice President and General Manager
                                                                Industrial Transaction Processing Systems,
                                                                PAR Microsystems

Fred A. Matrulli                                50              Vice President Operations
                                                                PAR Vision Systems

E. John Mohler                                  52              Vice President Telecommunications
                                                                Programs, PAR Government Systems

David W. Robbins                                41              Vice President, San Diego Technical Center
                                                                PAR Government Systems

Robert G. Saenz                                 57              Vice President Engineering
                                                                PAR Microsystems

Richard P. Sargent                              64              Vice President Worldwide Sales
                                                                PAR Microsystems

Warren M. Thomas                                57              Vice President Advanced Technology
                                                                Development, PAR Government Systems

Ben F. Williams                                 54              Vice President Business Development

Alexander J. Zanon                              57              Senior Vice President Operations
                                                                PAR Government Systems

         The Company's Directors are elected in classes with staggered three year terms with one class being elected at each annual meeting of shareholders. The Directors serve until the next election of their class and until their successors are duly elected and qualified. The Company's officers are appointed by the Board of Directors and hold office at the will of the Board of Directors.

         The principal occupations for the last five years of the directors, executive officers, and other significant employees of the Company are as follows:

         Dr. John W. Sammon, Jr. is the founder of the Company and has been the President and a Director since its incorporation in 1968. He has authored several papers in the field of Artificial Intelligence and Pattern Recognition and is a Fellow of the Institute of Electronic Engineers.

         Mr. Charles A. Constantino has been a Director of the Company since 1971 and Executive Vice President since 1974.

         Mr. J. Whitney Haney has been a Director of the Company and President of PAR Microsystems since April, 1988.

         Mr. Sangwoo Ahn was appointed a Director of the Company in March, 1986. He has been a partner of Morgan, Lewis, Githens & Ahn (investment banking) since 1982.

         Dr. James C. Castle was appointed a Director of the Company in December, 1989. Dr. Castle has been the Chairman and CEO of U.S. Computer Services Corporation since August, 1992. Prior to assuming that position, he was the President of Teradata Corp. since 1991. He also held the position of Chairman of the Board of Infotron Systems Corporation since 1989.

         Mr. Albert Lane, Jr. was appointed to President, Rome Research Corporation in 1988.

         Dr.  John P.  Retelle,  Jr. was  appointed  President,  PAR  Government
Systems Corporation in November 1993. He was Vice President, Business Development and joined the Company in July, 1993. Previously, he held a number of executive positions with Lockheed Corp.

         Mr. Ronald J. Casciano, CPA, was promoted to Vice President, C.F.O. and Treasurer in June, 1995. Mr. Casciano had been Vice President and Treasurer since 1994. He joined the Company in 1983 as Corporate Controller.

         Mr. James E. Cashman III joined PAR Microsystems as Vice President, International Sales and Service in June of 1995. Prior to joining PAR, Mr. Cashman was Vice President, Development and Marketing with Metaphase Technology, Inc.

         Mr. William L. Collier joined the Company as Vice President, Sales and Marketing, Industrial Transaction Processing Systems in May, 1994. Prior to joining the Company, Mr. Collier was a Sales Manager with Tyler Computer/Controls.

         Mr. Gregory T. Cortese was appointed Secretary of the Company in 1987. He was promoted to Vice President, General Counsel in 1985. Mr. Cortese is also responsible for the Company's Ophthalmic business.

         Mr. Donald A. England was promoted to Vice President, National Accounts of PAR Microsystems in 1994. Previously, he was the Director of Product Marketing.

         Mr. William J. Francis was promoted to Vice President, Finance and Operations of PAR Microsystems in March, 1993. He joined PAR in July, 1988 as Controller.

         Mr. Donald D. Hall joined Rome Research in November, 1990. He was promoted to Vice President, Operations in May, 1993. Previously, he served as a Colonel in the U.S. Marine Corp.

         Mr. F. Tibertus Lenz was promoted to Vice President and General Manager, Industrial Transaction Processing Systems in 1989.

         Mr. Fred A. Matrulli was promoted to Vice President, Operations of PAR Vision Systems Corporation in January, 1993. He held the positions of Vice President Production and Manager of Hardware Development for PAR Microsystems since 1987.

         Mr. E. John Mohler joined the Company in 1994 as Vice President, Telecommunications Programs for PAR Government Systems. Prior to this, he was a self-employed consultant.

         Mr. David W. Robbins was promoted to Vice President, PAR Government Systems Corporation, San Diego Technical Center in January, 1992. Mr. Robbins had been the Director of the Center since June, 1987.

         Mr. Robert G. Saenz joined the Company in 1989 as Vice President, Engineering of PAR Microsystems.

         Mr. Richard P. Sargent was promoted to Vice President, Worldwide Sales of PAR Microsystems in 1994. Previously, he was Vice President, International Sales.

         Mr. Warren M. Thomas joined the Company in 1994 as Vice President, Advanced Technology Development of PAR Government Systems. Prior to PAR, he was Manager of Advanced Program Development for Northrop Grumman Corporation.

         Mr. Ben F. Williams was appointed Vice President, Business Development in 1986.

         Mr.   Alexander  J.  Zanon  was  promoted  to  Senior  Vice  President,
Operations of PAR Government Systems Corporation in 1986.

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and Directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities Exchange Commission, the New York Stock Exchange and the Company. To the Company's knowledge, based solely on its review of the copies of such reports received by the Company and written representations from certain reporting persons that they were not required to file Form 5's, the Company believes that during 1995 all filing requirements were met except for the following: due to an error by administrative personnel, there was a failure to file on a timely basis a Form 4, Statement of Changes in Beneficial Ownership, on behalf of Mr. Constantino, relative to the sale of stock by his wife on March 16, 1995. Upon discovery of the omis sion, the Form 4 was immediately filed.

Item 11:      Executive Compensation

         The following table sets forth information concerning compensation for each of 1995, 1994 and 1993 awarded to, earned by, or paid to the Chief Executive Officer and the four most highly compensated Executive Officers of the Company other than the Chief Executive Officer.

                                                Summary Compensation Table


                                                                                        Long Term Compensation
                               ----------------------------------------------------------------------------------------
                                      Annual Compensation                         Awards            Payouts
                               ----------------------------------------------------------------------------------------
                                                                 Other                  Securities
                                                                 Annual     Restricted  Underlying             All Other
                                                                 Compen-    Stock       Options/     LTIP      Compen-
Name and                                              Bonus      sation     Award(s)    SAR's (#)    Payouts   sation
Principal Position             Year      Salary         (1)          ($)      ($)           (2)        ($)     ($)  (3)
------------------             ----------------------------------------------------------------------------------------
Dr. John W. Sammon, Jr.        1995    $  200,904   $   76,206         0        0              0        0       $  7,130
Chairman of the Board,         1994    $  192,856   $  110,030         0        0              0        0       $  7,172
President and Director         1993    $  185,302   $   57,309         0        0              0        0       $  8,969

Charles A. Constantino         1995    $  173,772   $   56,498         0        0              0        0       $  7,130
Executive Vice President       1994    $  166,815   $   81,803         0        0              0        0       $  7,172
and Director                   1993    $  152,968   $   39,978         0        0              0        0       $  8,033

J. Whitney Haney               1995    $  175,956   $   56,396    $9,026        0              0        0       $  7,130
President, PAR Microsystems    1994    $  169,189   $   89,583         0        0              0        0       $  7,172
Corporation                    1993    $  162,103   $   35,235         0        0              0        0       $  8,768

Albert Lane, Jr.               1995    $  140,270   $   71,317         0        0              0        0       $  7,130
President, Rome Research       1994    $  132,600   $   81,102         0        0              0        0       $  7,172
Corporation                    1993    $  118,000   $   53,597         0        0         21,300        0       $  7,206

Dr. John P. Retelle, Jr.       1995    $  124,668   $   39,105         0        0          5,000        0       $  7,130
President, PAR Government      1994    $  115,000   $   34,898         0        0          5,000        0       $    856
Systems Corporation            1993    $   53,865   $   18,495         0        0         25,000        0              0

----------------------------------------

(1)  Cash bonus awards earned in the respective fiscal year.
(2)  Represents  stock options  granted  under the  Company's  1984 Stock option
     Plan.
(3) All Other Compensation column consists only of Company contributions to the employees Profit Sharing component of the Company's Retirement Plan.

                    Options/SAR's Granted in Last Fiscal Year

         There were no stock options or stock appreciation rights ("SAR's") granted to the Executive Officers named in Summary Compensation Table in 1995.

         Aggregated Option Exercises in 1995 and Year-End Option Values

         The table which follows sets forth information concerning exercises of stock options during 1995 by each of the Executive Officers named in the Summary Compensation Table and the value of his unexercised Options as of December 31, 1995 based on a fair market value of $9.06 per share of the Company's common stock on such date:

                                                                                                Value of Unexercised
                                                               Number of Unexercised            in-the-Money
                                                                 Options at 12/31/95            Options at 12/31/95 (2)
                                                               ---------------------            -----------------------
                              Acquired       Value  (1)
       Name                 on Exercise      Realized        Exercisable   Unexercisable     Exercisable     Unexercisable
       ----                 ------------     ---------      ------------   -------------     -----------     -------------
Dr. John W. Sammon, Jr.       -----             -----          -----          -----             -----           -----

Charles A. Constantino        -----             -----          -----          -----             -----           -----

J. Whitney Haney              10,000 (3)        $ 53,750       267,900         70,600         $ 1,624,144      $  428,012

Dr. John P. Retelle            2,500 (3)        $ 15,345        12,050         13,850         $    39,735      $   48,394

Albert Lane, Jr.              12,700 (3)        $ 82,690        19,780          8,520         $    89,856      $   43,133

------------------

(1) The value realized equals the aggregate amount of the excess of the fair market value on the date of exercise (the average of the high and low prices of the Company's common stock as reported in the Wall Street Journal for the exercise date) over the relevant exercise price(s).

(2) The value is calculated based on the aggregate amount of the excess of $9.06 (the fair market value of the Company's common stock on 12/31/95) over the relevant exercise price(s).

(3)   Shares were acquired and sold the same day.

                          Compensation Committee Report

         Pursuant to its responsibilities, the Compensation Committee of the Board of Directors (the "Committee") performs annual reviews of the performance and contribution of the Company's executive officers against annual and long term commitments and objectives to determine the nature and extent of executive compensation actions. Decisions of the Committee relative to the compensation of employee committee members (Dr. Sammon and Mr. Constantino) are subject to review and approval by a majority of the disinterested members of the Board.

General Compensation Policy

         PAR's executive compensation program is designed to attract, motivate, reward and retain the management talent essential to achieving PAR's business objectives and maintaining its position of leadership in the industry. Compensation for PAR's executive officers in 1995 is consistent with the three fundamental principles of the executive compensation program:

       o Executive   compensation   must  be  tied  to  the  Company's   general
         performance and achievement of financial and strategic goals;

       o Executive compensation opportunities should be competitive with those provided by other leading high technology companies of comparable size; and

       o Provide incentives that align the long-term financial interests of the Company's executives with those of its Shareholders.

Elements of Executive Compensation

         To meet its policy objectives for executive compensation, the Company's executive compensation program consists of Base Salary, Incentive Compensation and Stock Options.

         Base Salary. The Committee reviewed and set the annual base salary of the executive officers for fiscal 1995. In setting annual base salaries, the Committee considered the salaries of relative executives in similar positions in the industry from its most recent contracted survey, the level and scope of responsibility, experience and performance of the executive, financial performance of the Company and overall general economic factors. The Committee believes that the companies with whom the Company competes for compensation purposes are not necessarily the same companies with which shareholder cumulative returns are compared. The peer groups used in the Performance Graph below include the Standard & Poor's 500 Stock Index and those computer hardware companies deemed most comparable to the Company's businesses for measuring stock performance. An objective of the Committee is to administer the salary for each executive management position within a range with a midpoint near the average midpoint for comparable positions at companies of similar size, line of business and geographic area. In implementing its compensation policies, the Committee also considers the individual experience and performance of the executive, the performance of the organization over which the executive has responsibility, the performance of the Company and general economic conditions. The Committee gives such weight to each factor as it deems appropriate.

         Incentive Compensation. PAR's executive officers participate with other key employees in the Key Employee Incentive Compensation Program. Adopted in 1985, this program provides compensation calculated on annual business unit performance and overall corporate performance compared to predetermined financial goals. Under this program, key employees are eligible to receive an annual incentive cash bonus based on the performance of the Company and the appropriate business unit as measured against pre-established financial objectives which include measurements of profit before tax, revenue, accounts receivable collection cycle and inventory turns. Performance attainment of no less than 75% and up to 200% of the targeted objective will entitle the participant to receive a proportionally calculated incentive bonus. For 1995, the maximum possible incentive bonuses for achievement of 100% performance was dependent upon the participant's organizational level and ranged from 25% to 35% of the participant's base salary.

         Stock Options. In furtherance of the objective of providing long-term financial incentives that relate to improvement in long-term Shareholder value, the Company awards stock options to its key employees (including executive officers) under its 1995 Stock Option Plan ("Option Plan"). Stock options ("Options") granted under the Option Plan may be either Incentive Stock Options as defined by the Internal Revenue Code ("Incentive Stock Options") or Options which are not Incentive Stock Options ("Nonqualified Stock Options"). The Option Plan is administered by the Stock Option Committee of the Board of Directors. Upon review of recommendations from the Compensation Committee, the Stock Option Committee from time to time determines the key employees of the Company and its subsidiaries who shall be granted Options, the type of Options to be granted, the terms of the grant and the number of shares to be subject thereto. Option grants become exercisable no less than six months after the grant and typically expire ten years after the date of the grant. Option grants are discretionary and are reflective of the value of the recipients' position as well as the current performance and continuing contribution of that individual to the Company.

CEO Compensation for Fiscal 1995

         The Committee based the 1995 compensation of the Chief Executive Officer on the policies and practices described above. In 1995, Dr. Sammon received salary compensation of $200,904, an increase of 4% over his 1994 salary and earned an Incentive Compensation bonus payment of $76,206. The Incentive Compensation award was based on the Company's performance to pre-established objectives for profit before tax, revenue, inventory turns and accounts receivable collection cycle with each objective carrying a pre-established weight. Dr. Sammon, the Company's founder, became a shareholder before the Company became publicly-owned and has not, to date, been granted options under the Company's Stock Option Plan in view of his already existing substantial interest in maximizing the value of the Company's common stock.

                                                    Compensation Committee

                                                    Sangwoo Ahn, Chairman
                                                    Dr. John W. Sammon, Jr.
                                                    Charles A. Constantino

         Notwithstanding anything to the contrary set forth in any of the Company's previous filings under the Securities Act of 1933 or the Securities Exchange Act of 1934 that might incorporate by reference this Form 10-K, in whole or in part, the above Compensation Committee Report and the Performance Graph set forth below shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 (the "1933 Act") or the Securities Exchange Act of 1934 (the "1934 Act"), except to the extent the Company specifically incorporates them by reference into a filing under the 1933 Act or the 1934 Act nor shall such Compensation Committee Report or Performance Graph be deemed to be "soliciting material" or to be "filed" with the Securities and Exchange Commission or subject to Regulation 14A or 14C under the 1934 Act or to the liabilities of Section 18 of the 1934 Act, except to the extent that the Company specifically incorporates them by reference into a filing under the 1933 Act or the 1934 Act. As of the date of this Form 10-K, the Company has made no such incorporation by reference or request.

Compensation Committee Interlocks and Insider Participation

         Dr. John W. Sammon, Jr., Chairman of the Board and President of the Company and Mr. Charles A. Constantino, Executive Vice President of the Company serve as members of the Compensation Com-mittee and the Stock Option Committee.

         Directors who are employees of the Company are not separately compensated for serving on the Board. All other directors receive annual retainers of $10,000 for membership on the Board and an attendance fee of $1,000 per day for attendance at Board meetings and any Committee meetings held on the same day and $500 per day, prorated accordingly, for Committee meetings held on days other than Board meeting days. All directors are also reimbursed for all reasonable expenses incurred in attending meetings. In addition, for serving on the Board, each non-employee Director receives an initial Non-qualified Stock Options to purchase 5,000 shares of the company's common stock at an exercise price equal to 80% of the fair market value of the stock on the date of grant vesting 20% per year over five years. Upon expiration of such 5 year period, such non-employee Directors may be granted additional Nonqualified Stock Options under the then existing stock option plan.

Performance Graph

         The following Performance Graph shows the changes over the past five year period (1991 through 1995) in the value of $100 invested in: (1) the Company's common stock, (2) the Standard & Poor's 500 Index, and (3) the common stock of the Computer Hardware Listed Industry Group (companies with SIC codes of 3571 and 3575) whose returns are weighted according to their respective market capitalizations. The closing price of the Company's stock on December 31, 1990 was $2.63 and an investment of $100 would have acquired 38 shares of the Company. On December 31, 1995 the Company's stock price closed at $9.00 making the value of the originally acquired 38 shares $343.

         The following companies are included in Computer Hardware Listed Industry Group: Amdahl Corporation, Atari Corporation, Ceridian Corporation, Compaq Computer Corporation, Cray Research Inc., Datapoint Corporation, Intelligent Systems Corporation, PAR Technology Corporation, Silicon Graphics Inc., Stratus Computer Inc., Sulcus Computer Corporation, Tandem Computers Incorporated, and Tandy Corporation. Commodore International Limited, Convex Computer Corporation and NBI Corporation, were formerly included in the Computer Hardware Listed Industry Group. PAR has been advised that stock for these companies is no longer publicly traded and therefore they are excluded from PAR's peer group.

         The year-end values of each investment are based on share price appreciation and the reinvestment of dividends.

                           12/31/90       12/31/91     12/31/92     12/31/93      12/31/94     12/31/95
                           --------       --------     --------     --------      --------     --------
     PTC                      100            100          233          286          252          343
     PEER GROUP               100             88           97          132          177          184
     S&P 500                  100            130          140          155          157          215

Item 12: Security Ownership Of Management And Certain Beneficial Owners

         The following table sets forth certain information regarding the ownership of the Company's common stock as of December 31, 1995, by each Director, by each of the Executive Officers named in the Summary Compensation Table below, by all Directors and Executive Officers as a group, and by Other Beneficial Owners.

                                                     Amount and Nature of
Name of Beneficial Owner or Group                    Beneficial Ownership (1)             Percent of Class
---------------------------------                    ------------------------             ----------------
Dr. John W. Sammon, Jr. .............................    4,100,200  (2) (3)                   53.37%
Charles A. Constantino ..............................      537,961  (4)                        7.00%
J. Whitney Haney ....................................      270,400  (5)                        3.40%
Sangwoo Ahn .........................................       53,500  (6)                          *
Albert Lane, Jr. ....................................       19,780  (7)                          *
Dr. John R. Retelle, Jr. ............................       12,050  (8)                          *
Dr. James C. Castle .................................       12,500  (9)                          *
All Directors and Executive Officers
as a Group (8 persons) ..............................    5,029,541                            62.52%

Other Principal Beneficial Owners

   Deanna D. Sammon .................................      935,685  (10) (11)                 12.18%

------------------------
*Represents less than 1%

 (1) Except as otherwise noted, each individual has sole voting and investment power with respect to all shares.

 (2) Does not include 777,510 shares beneficially owned, or the 158,175 shares held as custodian by Dr. Sammon's wife, Deanna D. Sammon. Dr. Sammon disclaims beneficial ownership of such shares.

 (3) Includes 77,700 held by Dr. Sammon as trustee for the benefit of his daughter under a trust agreement dated July 5, 1983.

 (4) Does not include 8,800 shares owned by Mr. Constantino's wife, Elaine Constantino. Mr. Constantino disclaims beneficial ownership of such shares.

 (5) Includes 267,900 shares which Mr. Haney has or will have the right to acquire pursuant to the Company's stock option plans as of February 29, 1996.

 (6) Includes 32,500 shares which Mr. Ahn has the right to acquire pursuant to the Company's stock option plans as of February 29, 1996.

 (7) Represents shares Mr. Lane has or will have the right to acquire pursuant to the Company's stock option plans as of February 29, 1996.

 (8) Represents shares Dr. Retelle has or will have the right to acquire pursuant to the Company's stock option plans as of February 29, 1996.

 (9) Includes 7,500 shares which Dr. Castle has or will have the right to acquire pursuant to the Company's stock option plans as of February 29, 1996.

(10) Includes 158,175 shares held by Mrs. Sammon as custodian for her children.

(11) Does not include 4,100,200 shares beneficially owned by Mrs. Sammon's husband, Dr. John Sammon, Jr. Mrs. Sammon disclaims beneficial ownership of such shares.

The address for Dr. John W. Sammon, Jr., Deanna D. Sammon and Charles A. Constantino is c/o PAR Technology Corporation, PAR Technology Park, 8383 Seneca Turnpike, New Hartford, NY 13413-4991.

Item 13:      Certain Relationships and Related Transactions

         In December 1991, PAR Microsystems Corporation granted Mr. Haney a loan for $60,000 with interest at the prime rate, adjusted monthly, which is due on January 2, 1997. In January 1992, PAR Microsystems Corporation granted Mr. Haney an additional loan which totaled $540,000 with interest at the prime rate, adjusted monthly, is also due on January 2, 1997. The principal amount of such notes, $600,000, is secured by a Deed to Secure Debt on real estate owned by Mr. Haney and his wife. As of December 31, 1995 the total principal and interest outstanding on such loans was $792,000.

         In 1994, Rome Research Corporation granted Mr. Constantino loans aggregating $350,000 with interest at the prime rate. In 1994, $50,000 was repaid to Rome Research Corporation on these loans. In 1995, Rome Research
Corporation granted Mr. Constantino additional loans totaling $50,000 with interest at the prime rate. These loans ($350,000) together with interest were repaid in 1995.

                                     PART IV

Item 14:  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)    Documents filed as a part of the Form 10-K
       (1)    Financial Statements:
              Report of Independent Accountants
              Consolidated Balance Sheet at December 31, 1995 and 1994 Consolidated Statement of Income for the three years ended December 31, 1995
              Consolidated Statement of Changes in Shareholders' Equity for the three years ended December 31, 1995
              Consolidated Statement of Cash Flows for the three years ended December 31, 1995
              Notes to Consolidated Financial Statements

       (2)    Financial Statement Schedules:
              Valuation and Qualifying Accounts and Reserves (Schedule II)

(b)    Reports on Form 8-K
       None

(c)    Exhibits
       See list of exhibits

(d)    Financial statement schedules
       See (a)(2) above.

                        REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors and
Shareholders of PAR Technology Corporation



         In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a) (1) and (2) the Annual Report on Form 10-K present fairly, in all material respects, the financial position of PAR Technology Corporation and its subsidiaries at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.






PRICE WATERHOUSE LLP


Syracuse, New York
February 13, 1996

CONSOLIDATED BALANCE SHEET
(In Thousands Except Share Amounts)                                    December 31,
                                                                -------------------------
                                                                  1995             1994
                                                                --------         --------
Assets
Current Assets:
     Cash ..............................................        $    458         $  2,912
     Accounts receivable-net (Note 2) ..................          36,474           28,103
     Inventories (Note 3) ..............................          17,801           16,467
     Deferred income taxes (Note 7) ....................           1,303            1,034
     Other current assets ..............................           1,090            1,460
                                                                --------         --------
         Total current assets ..........................          57,126           49,976

Property, plant and equipment - net (Note 4) ...........           7,580            7,716
Other assets ...........................................           3,367            2,950
                                                                --------         --------
                                                                $ 68,073         $ 60,642
                                                                ========         ========
Liabilities and Shareholders' Equity
Current Liabilities:
     Notes payable (Note 5) ............................        $    286         $   --
     Accounts payable ..................................           4,925            3,632
     Accrued salaries and benefits .....................           4,186            3,874
     Accrued expenses ..................................           1,534            1,237
     Deferred service revenue ..........................           2,214            2,010
     Income taxes payable (Note 7) .....................           1,005              308
                                                                --------         --------
         Total current liabilities .....................          14,150           11,061
                                                                --------         --------
Deferred income taxes (Note 7) .........................             791              936
                                                                --------         --------

Shareholders' Equity (Note 6):
     Common stock, $.02 par value, 12,000,000
       shares authorized; 9,113,031 and 9,030,787 shares
       issued and outstanding ..........................             182              181
     Preferred stock, $.02 par value, 250,000 shares
       authorized ......................................            --               --
     Capital in excess of par value ....................          13,664           13,268
     Retained earnings .................................          41,732           37,074
     Cumulative translation adjustment .................            (167)            (181)
     Treasury stock, at cost, 1,430,606 and
       1,374,467 shares ................................          (2,279)          (1,697)
                                                                --------         --------
         Total shareholders' equity ....................          53,132           48,645
                                                                --------         --------
Contingent liabilities (Note 10)
                                                                --------         --------
                                                                $ 68,073         $ 60,642
                                                                ========         ========

The Accompanying Notes are an Integral Part of the Financial Statements

CONSOLIDATED STATEMENT OF INCOME
(In Thousands Except Per Share Amounts)                  Year ended December 31,
                                                ----------------------------------------
                                                  1995            1994            1993
                                                --------        --------        --------
Net revenues:
     Product ...........................        $ 58,306        $ 52,965        $ 43,835
     Service ...........................          25,059          20,823          19,213
     Contract ..........................          24,029          20,742          18,199
                                                --------        --------        --------
                                                 107,394          94,530          81,247
                                                --------        --------        --------
Costs of sales:
     Product ...........................          34,028          32,527          25,433
     Service ...........................          20,807          17,296          17,041
     Contract ..........................          22,492          19,740          17,534
                                                --------        --------        --------
                                                  77,327          69,563          60,008
                                                --------        --------        --------

           Gross margin ................          30,067          24,967          21,239

Operating expenses:
     Selling, general and administrative          17,721          14,211          13,009
     Research and development ..........           5,331           5,009           4,239
                                                --------        --------        --------
                                                  23,052          19,220          17,248
                                                --------        --------        --------

Income before provision for
  income taxes .........................           7,015           5,747           3,991
Provision for income taxes
  (Note 7) .............................           2,357           2,086           1,462
                                                --------        --------        --------

Net income .............................        $  4,658        $  3,661        $  2,529
                                                ========        ========        ========

Earnings per common share ..............        $    .58        $    .46        $    .32
                                                ========        ========        ========

Weighted average number of common
     shares outstanding ................           8,068           7,992           7,968
                                                ========        ========        ========

The Accompanying Notes are an Integral Part of the Financial Statements

                                      CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY


                                                           Common Stock      Capital in            Cumulative     Treasury Stock
                                                        ------------------   excess of   Retained  Translation   ------------------
(In Thousands)                                          Shares     Amount    Par Value   Earnings  Adjustment    Shares     Amount
                                                        ------     -------    -------    -------    -------      ------    --------
Balance at December 31, 1992 ......................      8,907     $   178    $12,727    $30,884    $  (256)     (1,371)   $ (1,675)
Net income ........................................       --          --         --        2,529       --          --          --

Issuance of common stock upon the
   exercise of stock options (Note 6) .............         69           2        296       --         --          --          --
Translation adjustments ...........................       --           --         --        --         (155)
                                                         -----     -------    -------    -------    -------      ------    --------
Balance at December 31, 1993 ......................      8,976         180     13,023     33,413       (411)     (1,371)     (1,675)
Net income ........................................       --           --         --       3,661       --          --          --
Issuance of common stock upon the
   exercise of stock options (Note 6) .............         55           1        245       --         --          --          --

Translation adjustments ...........................       --          --         --         --          230        --          --
Acquisition of treasury stock .....................       --          --         --         --         --            (3)        (22)
                                                         -----     -------    -------    -------    -------      ------    --------
Balance at December 31, 1994 ......................      9,031         181     13,268     37,074       (181)     (1,374)     (1,697)
Net income ........................................       --          --         --        4,658       --          --          --
Issuance of common stock upon the
   exercise of stock options (Note 6) .............         82           1        396       --         --          --          --
Translation adjustments ...........................       --          --         --         --           14        --          --
Acquisition of treasury stock .....................       --          --         --         --         --           (57)       (582)
                                                         -----     -------    -------    -------    -------      ------    --------

Balance at December 31, 1995 ......................      9,113     $   182    $13,664    $41,732    $  (167)     (1,431)   $ (2,279)
                                                         =====     =======    =======    =======    =======      ======    ========


The Accompanying Notes are an Integral Part of the Financial Statements

CONSOLIDATED STATEMENT OF CASH FLOWS
(In Thousands)                                                      Year ended December 31,
                                                           ------------------------------------
                                                             1995            1994            1993
                                                           -------         -------         -------
Cash flows from operating activities:
     Net income ...................................        $ 4,658         $ 3,661         $ 2,529
         Adjustments to reconcile net income to net
           cash provided by operating activities:
              Depreciation and amortization .......          2,414           2,683           3,027
              Provision for obsolete inventory ....          2,072           1,834           1,227
              Translation adjustments .............             14             230            (155)
         Increase (decrease) from changes in:
              Accounts receivable-net .............         (8,371)          1,337          (5,595)
              Inventories .........................         (3,406)         (1,994)         (3,680)
              Other current assets ................            370            (189)           (103)
              Other assets ........................           (907)            (57)           (193)
              Accounts payable ....................          1,293             267             496
              Accrued salaries and benefits .......            312             560             703
              Accrued expenses ....................            297            (874)            601
              Deferred service revenue ............            204             325              20
              Income taxes payable ................            697              28            (459)
              Deferred income taxes ...............           (414)            231              48
                                                           -------         -------         -------
Net cash provided (used) by operating activities ..           (767)          8,042          (1,534)
                                                           -------         -------         -------
Cash flows from investing activities:
     Capital expenditures .........................         (1,288)         (1,726)         (1,220)
     Capitalization of software costs .............           (500)           (448)         (1,047)
                                                           -------         -------         -------
Net cash used in investing activities .............         (1,788)         (2,174)         (2,267)
                                                           -------         -------         -------
Cash flows from financing activities:
     Net borrowings (payments) under
       line-of-credit agreements ..................            286          (4,087)          3,106
     Proceeds from the exercise of stock options ..            397             246             298
     Acquisition of treasury stock ................           (582)            (22)           --
                                                           -------         -------         -------
Net cash provided (used) by financing activities ..            101          (3,863)          3,404
                                                           -------         -------         -------
Net increase (decrease) in cash
  and cash equivalents ............................         (2,454)          2,005            (397)

Cash and cash equivalents at
  beginning of year ...............................          2,912             907           1,304
                                                           -------         -------         -------
Cash and cash equivalents at
  end of year .....................................        $   458         $ 2,912         $   907
                                                           =======         =======         =======
Supplemental disclosures of cash flow information:
     Cash paid during the year for:
         Interest .................................        $    20         $    69         $   588
         Income taxes, net of refunds .............          1,940           1,759           1,418

The Accompanying Notes are an Integral Part of the Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 -- Summary of Significant Accounting Policies

Basis of consolidation

       The consolidated financial statements include the accounts of PAR Technology Corporation and its wholly owned subsidiaries (PAR Microsystems Corporation, PAR Government Systems Corporation, Rome Research Corporation and PAR Vision Systems Corporation), collectively referred to as the "Company." All significant intercompany transactions have been eliminated in consolidation.

Revenue recognition

       Revenues from sales of commercial products are generally recorded as the products are shipped, provided that no significant vendor and post-contract support obligations remain and the collection of the related receivable is probable. Costs relating to any remaining insignificant vendor and post-contract obligations are accrued. The Company's service revenues are recognized ratably over the related contract period or as the services are performed. Billings in advance of the Company's performance of such work are reflected as deferred service revenue in the accompanying consolidated balance sheet.

       The Company's contract revenues result primarily from contract services performed for the United States Government under a variety of cost-reimbursement, time-and-material and fixed-price contracts. Contract revenues, including fees and profits, are recorded as services are performed using the percentage-of-completion method of accounting, primarily based on contract costs incurred to date compared with estimated costs at completion. Anticipated losses on all contracts and programs in process are recorded in full when identified. Unbilled accounts receivable are stated at estimated realizable value. Contract costs, including indirect expenses, are subject to audit and adjustment through negotiations between the Company and government representatives. Contract revenues have been recorded in amounts that are expected to be realized on final settlement. The Company follows accepted industry practice and records amounts retained by the government on contracts as a current asset.

Statement of cash flows

       For purposes of reporting cash flows, the Company considers all highly liquid investments, purchased with a remaining maturity of three months or less, to be cash equivalents. The effect of changes in foreign-exchange rates on cash balances is not material.

Inventories

       Inventories are valued at the lower of cost or market, cost being determined on the basis of the first-in, first-out (FIFO) method.

Property, plant and equipment

       Property, plant and equipment are recorded at cost and depreciated using the straight-line or an accelerated method over the estimated useful lives of the assets, which range from three to twenty years. Expenditures for maintenance and repairs are expensed as incurred.

Warranties

       A majority of the Company's products are under warranty for defects in material and workmanship for various periods of time. The Company establishes an accrual for estimated warranty costs at the time of sale.

Income taxes

       The provision for income taxes is based upon pretax earnings with deferred income taxes provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities.

Foreign currency

       The assets and liabilities for the Company's international operations are translated into U.S. dollars using year-end exchange rates. Income statement items are translated at average exchange rates prevailing during the year. The resulting translation adjustments are recorded as a separate component of share-holders' equity. Exchange gains and losses on intercompany balances of a long-term investment nature are also recorded as a translation adjustment. Foreign currency transaction gains and losses, which historically have been immaterial, are included in net income.

Research and development costs

       The Company capitalizes certain costs related to the development of computer software under the requirements of Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. Software development costs incurred prior to establishing technological feasibility are charged to operations and included in research and development costs. Software development costs incurred after establishing feasibility, are capitalized and amortized on a product-by-product basis when the product is available for general release to customers. The unamortized computer software costs included in other assets amounted to $1,311,000 and $1,801,000 at December 31, 1995 and 1994, respectively. Annual amortization, charged to cost of sales, is the greater of the amount computed using the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product, or the straight-line method over the remaining estimated economic life of the product. Amortization of capitalized software costs amounted to $990,000, $1,076,000 and $1,231,000 in 1995, 1994, and 1993, respectively.

Earnings per share

       Earnings per share are based upon the weighted average number of shares outstanding plus common stock equivalents under the Company's stock option plans.

Reclassifications

       Certain revenues and related costs relating to Systems Integration activity which previously were reflected as service revenues and costs have been reclassified to product sales and costs.

Use of Estimates

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities and revenues and expenses (as well as disclosures of contingent liabilities) during the reporting period. Actual results could differ from those estimates.

Note 2 -- Accounts Receivable

The Company's accounts receivable consist of:

                                                               December 31,
                                                              (In Thousands)
                                                         -----------------------
                                                           1995            1994
                                                         -------         -------
Government segment:
 United States Government
     Billed ....................................         $ 2,522         $ 2,673
     Unbilled ..................................           1,474           2,009
                                                         -------         -------
                                                           3,996           4,682
                                                         -------         -------
Other --
     Billed ....................................           2,947           2,898
     Unbilled ..................................             681           1,148
                                                         -------         -------
                                                           3,628           4,046
                                                         -------         -------
Commercial segment:
 Trade accounts receivable-net .................          28,850          19,375
                                                         -------         -------
                                                         $36,474         $28,103
                                                         =======         =======

Included in billed amounts at December 31, 1995 are retentions totalling $95,000. Of these retentions, $39,000 is expected to be collected in 1996. Retained amounts are collectible upon contract completion and the acceptance of costs incurred. At December 31, 1995 and 1994, the Company had recorded a reserve for doubtful accounts of $768,000 and $818,000, respectively, against trade accounts receivable. Trade accounts receivable are primarily with major fast-food corporations or their franchisees.

Note 3 -- Inventories

Inventories are used primarily in the manufacture, maintenance, and service of commercial systems. Inventories are net of related reserves. The components of inventory are:

                                                             December 31,
                                                            (In Thousands)
                                                     ---------------------------
                                                       1995                1994
                                                     -------             -------
Finished goods .........................             $ 4,427             $ 3,891
Work in process ........................               3,337               1,697
Component parts ........................               3,979               5,411
Service parts ..........................               6,058               5,468
                                                     -------             -------
                                                     $17,801             $16,467
                                                     =======             =======

Note 4 -- Property,  Plant and Equipment

The  components of property,  plant and equipment are:

                                                               December 31,
                                                              (In Thousands)
                                                         -----------------------
                                                           1995            1994
                                                         -------         -------
Land ...........................................         $   253         $   253
Building and improvements ......................           8,371           8,356
Furniture and equipment ........................          21,952          21,515
                                                         -------         -------
                                                          30,576          30,124
Less accumulated depreciation
and amortization ...............................          22,996          22,408
                                                         -------         -------
                                                         $ 7,580         $ 7,716
                                                         =======         =======

       The Company has constructed certain facilities at a cost of approximately $216,000 on land it leases from an officer. The terms of the related lease provide that title to the facility will pass to the officer at the end of the lease in 1996.

       The Company leases office space under various operating leases. Rental expense on these operating leases was approximately $879,000, $817,000 and $845,000 for the years ended December 31, 1995, 1994, and 1993, respectively.

       Future minimum lease payments under all noncancelable operating leases are (in thousands):

                  1996                                716
                  1997                                287
                  1998                                252
                  1999                                248
                  2000                                180
                  Thereafter                          308
                                                   ------
                                                   $1,991
                                                   ======

Note 5 -- Notes Payable

       The Company has an aggregate of $27,200,000 in bank lines of credit. Certain lines totalling $23,000,000 allow the Company to choose among unsecured borrowings which bear interest at the prime rate (8.5% at December 31, 1995), banker's acceptance borrowings which bear interest at a rate below the prime rate or other bank negotiated rates below prime. These lines are negotiated annually. The remaining line of $4,200,000 is unsecured, bears interest at the prime rate, requires a compensating balance and expires on June 30, 1996. At December 31, 1995, $286,000 was outstanding under these lines at an interest rate of 6.6%.

Note 6 -- Common Stock

       The Company had reserved 2,052,500 shares of common stock for issuance under its Stock Option Plans. By November 30, 1994, these Plans had expired. In 1995, the Company reserved 500,000 shares under the 1995 Stock Option Plan. Options under this Plan may be incentive stock options or nonqualified options. Stock options are nontransferable other than upon death and are not exercisable prior to six months from date of grant. A summary of the stock options follows:

                                                       No. of Shares        Option Price            Total
                                                      (In Thousands)          Per Share        (In Thousands)
                                                      -------------         ------------       --------------
Outstanding at December 31, 1992                             911           $2.00  -    $15.00        $2,987
     Granted                                                  76            4.00  -      6.06           372
     Exercised                                               (69)           3.00  -      5.00          (228)
     Forfeited                                               (55)           3.00  -     11.00          (249)
                                                          ------                                     ------

Outstanding at December 31, 1993                             863            2.00  -     15.00         2,882
     Granted                                                  72            6.50  -      7.25           476
     Exercised                                               (55)           3.00  -      5.00          (169)
     Forfeited                                               (21)           3.00  -     15.00          (110)
                                                          ------                                     ------

Outstanding at December 31, 1994                             859            2.00  -     13.00         3,079
     Granted                                                  38            9.31  -     10.19           372
     Exercised                                               (82)           3.00  -      5.81          (269)
     Forfeited                                                (5)           5.25  -     13.00           (56)
                                                          ------                                    -------

Outstanding at December 31, 1995                             810           $2.00  -    $11.25        $3,126
                                                          ======                                    =======

Shares remaining
     available for grant                                     462
                                                          ======

Total shares vested and exercisable
     as of December 31, 1995                                 602
                                                          ======

Note 7-- Income Taxes

The provision for income taxes consists of:

                                                     Year ended December 31,
                                                         (In Thousands)
                                              ----------------------------------
                                                1995          1994         1993
                                              -------       -------      -------
Current tax expense:
     Federal ...........................      $ 2,248       $ 1,219      $   826
     State .............................          542           457          250
     Foreign ...........................          (11)          150          161
                                              -------       -------      -------
                                                2,779         1,826        1,237
                                              -------       -------      -------
Deferred income tax:
     Federal ...........................         (422)          260          225
                                              -------       -------      -------
Provision for income taxes .............      $ 2,357       $ 2,086      $ 1,462
                                              =======       =======      =======

       Deferred tax liabilities (assets) are comprised of the following at:

                                                        December 31,
                                                       (In Thousands)
                                            ------------------------------------
                                              1995          1994          1993
                                            -------       -------       -------
Depreciation .........................      $   744       $   730       $   712
Software development expense .........          446           612           826
Other ................................         --             136            79
                                            -------       -------       -------
Gross deferred liabilities ...........        1,190         1,478         1,617
                                            -------       -------       -------

Reserves .............................       (1,250)       (1,132)       (1,444)
Capitalized inventory costs ..........          (84)          (90)          (98)
Wage and salary accruals .............         (342)         (314)         (311)
Other ................................          (26)          (40)          (93)
                                            -------       -------       -------
Gross deferred tax assets ............       (1,702)       (1,576)       (1,946)
                                            -------       -------       -------

                                            $  (512)      $   (98)      $  (329)
                                            =======       =======       =======

       Total income tax provision differed from total tax expense as computed by applying the statutory U.S. federal income tax rate to income before taxes. The reasons were:

                                                       Year ended December 31,
                                                    ----------------------------
                                                    1995        1994        1993
                                                    ----        ----        ----
Statutory U.S. federal tax rate ............        34.0%       34.0%       34.0%
State taxes net of federal benefit .........         5.1         5.2         2.5
Foreign income taxes .......................          .8         2.6         4.0
FSC benefit ................................        (2.6)       (1.4)       (1.6)
Adjustment to prior years' accrual .........         1.8         2.5          --
Foreign tax credits ........................        (7.7)       (6.5)       (2.1)
Other ......................................         2.2        (0.1)        (.2)
                                                    ----        ----        ----
                                                    33.6%       36.3%       36.6%
                                                    ====        ====        ====

       The provision for income taxes is based on income before income taxes as follows:

                                                  Year ended December 31,
                                                       (In Thousands)
                                          --------------------------------------
                                            1995            1994           1993
                                          -------         -------        -------
Domestic operations ..............        $ 7,697         $ 5,519        $ 3,953
Foreign operations ...............           (682)            228             38
                                          -------         -------        -------
     Total .......................        $ 7,015         $ 5,747        $ 3,991
                                          =======         =======        =======

Note 8 -- Employee Benefit Plans

       The Company has a deferred profit-sharing retirement plan that covers substantially all employees. The Company's annual contribution to the plan is discretionary. The contributions to the plan in 1995, 1994 and 1993 were approximately $824,000, $749,000 and $626,000, respectively. The plan also contains a 401(K) provision that allows employees to contribute a percentage of their salary.

       The Company also maintains an incentive-compensation plan. Participants in the plan are key employees as determined by executive management. Compensation under the plan is based on the achievement of predetermined financial performance goals of the Company and its subsidiaries. Awards under the plan are payable in cash. For the years ended December 31, 1995, 1994 and 1993, the Company expensed approximately $628,000, $764,000 and $506,000, respectively, in cash awards under the plan.

Note 9 -- Investment in Affiliate

       In June 1992, the Company was approved under the Department of Defense Mentor-Protege Program as a mentor for a minority-owned government contractor, Phoenix Systems and Technology, Inc. (Phoenix). Concurrent with this approval, the Company acquired a 44% interest in Phoenix which is accounted for under the equity method.

       The Company is a subcontractor to Phoenix on certain engineering service contracts with the United States Government. Additionally, Phoenix rents its office space from the Company. Phoenix is also a vendor to PAR providing manufacturing and some contract services. As a result of this business relationship, PAR had a net receivable from Phoenix of $1,000,000 at December 31, 1994. During 1995 $450,000 of this amount was paid and the Company recorded an allowance for the remainder. During 1995, PAR billed Phoenix approximately $1.6 million and Phoenix billed PAR $1.1 million in connection with the above activities. At December 31, 1995, the Company had recorded $957,000 of receivables relating to 1995 activities. This amount is net of a $282,000 allowance and is included in other assets in the consolidated balance sheet. The Company determined that allowances were necessary as a result of delays in new contract starts, Phoenix exiting certain unprofitable manufacturing activities and the settlement of a contracting claim with the federal government. Also during 1995, as a result of the Company's equity in Phoenix's losses, the Company's remaining investment of $264,000 was written off.

       In connection with the Mentor-Protege program discussed above, Company management assisted Phoenix in the development of their business plan for 1996 and beyond. This plan, which Phoenix believes to be achievable, anticipates the development of a profitable manufacturing business and continued profitable services business. The plan provides for payment of the amount due the Company over the next three years. The Company has also guaranteed a $1,000,000 line-of-credit borrowing of Phoenix. If Phoenix is unable to successfully execute its business plan, the Company could incur additional losses.

Note 10 -- Contingencies

       The Company is subject to legal proceedings which arise in the ordinary course of business. Additionally, Government contract costs are subject to periodic audit and adjustment. In the opinion of Management, the ultimate liability, if any, with respect to these actions will not materially affect the financial position of the Company.

Note 11 -- Industry Segments

       The Company, through its separate operating subsidiaries, operates in two principal segments: a Commercial segment and a Government segment. The
Commercial segment designs, develops, manu-factures, sells, installs and services point-of-sale terminal systems for the restaurant industry, industrial data collection systems for manufacturing industries, and image processing systems for the ophthalmic and food-processing industries. The Government segment designs and implements advanced technology computer software systems primarily for military and intelligence agency applications, and provides services for operating and maintaining certain U.S. Government-owned test sites, and for planning, executing and evaluating experiments involving new or advanced radar systems. Inter-segment sales and transfers are not material.

       Information as to the Company's operations in these two segments is set forth below:

                                                   Year ended December 31,
                                                       (In Thousands)
                                            -----------------------------------
                                               1995         1994         1993
                                            ---------    ---------    ---------
Revenues:
     Commercial segment
         United States ..................   $  76,984    $  67,079    $  57,636
         Europe .........................       6,335        5,579        4,352
         Australia ......................       2,654        4,299        3,372
         Other Non U.S. .................       3,432        3,190        1,869
         Eliminations ...................      (6,040)      (6,359)      (4,181)
     Government segment .................      24,029       20,742       18,199
                                            ---------    ---------    ---------
       Total ............................   $ 107,394    $  94,530    $  81,247
                                            =========    =========    =========
Income before provision for income taxes:
     Commercial segment
         United States ..................   $   4,880    $   2,930    $   2,104
         Europe .........................       1,047          783          395
         Australia ......................         260          840          549
         Other Non U.S. .................         164          215          331
     Government segment .................       1,389        1,020          645
     Corporate ..........................        (725)         (41)         (33)
                                            ---------    ---------    ---------
       Total ............................   $   7,015    $   5,747    $   3,991
                                            =========    =========    =========
Identifiable assets:
     Commercial segment
         United States ..................   $  50,186    $  39,574    $  43,826
         Europe .........................       3,263        3,227        2,335
         Australia ......................       1,195        1,341        1,341
         Other Non U.S. .................       2,511        2,920        1,339
     Government segment .................      10,730        9,834        9,935
     Corporate ..........................         188        3,746        1,673
                                            ---------    ---------    ---------
         Total ..........................   $  68,073    $  60,642    $  60,449
                                            =========    =========    =========
Depreciation and amortization:
     Commercial segment .................   $   1,959    $   2,304    $   2,609
     Government segment .................         210          182          232
     Corporate ..........................         245          197          186
                                            ---------    ---------    ---------
         Total ..........................   $   2,414    $   2,683    $   3,027
                                            =========    =========    =========
Capital expenditures:
     Commercial segment .................   $   1,063    $   1,051    $     895
     Government segment .................         137          295          119
     Corporate ..........................          88          380          206
                                            ---------    ---------    ---------
         Total ..........................   $   1,288    $   1,726    $   1,220
                                            =========    =========    =========

       Customers comprising 10% or more of the Company's Commercial segment sales are summarized as follows:

                                                  1995         1994         1993
                                                  ----         ----         ----
Taco Bell Corporation ...................          42%          34%          34%
McDonald's Corporation ..................          27%          31%          31%
Kentucky Fried Chicken ..................           6%          10%           9%
All Others ..............................          25%          25%          26%
                                                  ---          ---          ---
                                                  100%         100%         100%
                                                  ===          ===          ===

       Substantially all revenues derived by the Government segment arise from Federal government contracts, or subcontracts related thereto, virtually all of which are with the Department of Defense.

Note 12 -- Fair Value of Financial Instruments

         Financial instruments consist of the following:

                                                             December 31, 1995
                                                               (In Thousands)
                                                           --------        ------
                                                           Carrying         Fair
                                                             Value          Value
                                                           --------         -----
Cash and cash equivalents ........................           $458           $458
Long-term receivables and ........................            957            957
     other investments
Notes Payable ....................................            286            286

       Fair value of financial instruments classified as current assets or liabilities approximate carrying value due to the short-term maturity of the instruments. Fair value of long-term receivables and other investments was based on discounted cash flows.

Note 13 -- Selected Quarterly Financial Data (Unaudited)

                                               Quarter ended
                                   (In Thousands Except Per Share Amounts)
                          -------------------------------------------------------
          1995             March 31       June 30     September 30    December 31
          ----            ---------       -------     ------------    -----------
Total revenues ....        $24,034        $24,366        $23,980        $35,014
Gross margin ......          6,151          6,494          7,032         10,390
Net income ........            390            636          1,533          2,099
Earnings per
  common share ....        $   .05        $   .08        $   .19        $   .26
                           =======        =======        =======        =======

                                               Quarter ended
                                   (In Thousands Except Per Share Amounts)
                          -------------------------------------------------------
          1994             March 31       June 30     September 30    December 31
          ----            ---------       -------     ------------    -----------
Total revenues ....        $20,770        $23,123        $23,903        $26,734
Gross margin ......          5,002          5,667          6,617          7,681
Net income ........            227            468          1,444          1,522
Earnings per
  common share ....        $   .03        $   .06        $   .18        $   .19
                           =======        =======        =======        =======

                                       PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
                                          SCHEDULE II - VALUATION AND QUALIFYING
                                                  ACCOUNTS AND RESERVES
                                                      (In Thousands)


------------------------------------------------------------------------------------------------------------------------
Column A                  Column B                  Column C                      Column D               Column E
------------------------------------------------------------------------------------------------------------------------
                                                     Additions
                          Balance at      --------------------------------
                          beginning of    Charged to Costs    Charged to                                Balance at end
Description                period           and Expenses    Other Accounts         Deductions             of period
------------------------------------------------------------------------------------------------------------------------
Allowance for Doubtful
Accounts - deducted from
Accounts Receivable in
the Balance Sheet


      1995                $   818                  137                                (187)   (a)          $    768
      1994                $   771                  321                                (274)   (b)          $    818
      1993                $   691                  206                                (126)   (c)          $    771


(a)   Uncollectible accounts written off during 1995.

(b)   Uncollectible accounts written off during 1994.

(c)   Uncollectible accounts written off during 1993.



------------------------------------------------------------------------------------------------------------------------
Column A                  Column B                  Column C                      Column D               Column E
------------------------------------------------------------------------------------------------------------------------
                                                     Additions
                          Balance at      --------------------------------
                          beginning of    Charged to Costs    Charged to                                Balance at end
Description                period           and Expenses    Other Accounts         Deductions             of period
------------------------------------------------------------------------------------------------------------------------

Inventory Reserves
- deducted from Inventory
in the Balance Sheet


      1995                $ 2,860                2,072                              (3,010)                $  1,922
      1994                $ 4,136                1,834                              (3,110)                $  2,860
      1993                $ 7,154                1,277                              (4,295)                $  4,136

                                   SIGNATURES

         Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           PAR TECHNOLOGY CORPORATION



March 22, 1996                                 /s/John W. Sammon, Jr.
                                               ----------------------
                                               John W. Sammon, Jr.
                                               Chairman of Board and President

                            -------------------------

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

---------------------------------------------------------------------------------------------
        Signatures                             Title                                Date
---------------------------------------------------------------------------------------------
/s/John W. Sammon, Jr.
----------------------------
John W. Sammon, Jr.                  Chairman of Board and                     March 22, 1996
                                     President (Principal
                                     Executive Officer)
                                     and Director


/s/Charles A. Constantino
----------------------------
Charles A. Constantino               Executive Vice President                  March 22, 1996
                                     and Director


/s/Sangwoo Ahn
----------------------------
Sangwoo Ahn                          Director                                  March 22, 1996


/s/Ronald J. Casciano
----------------------------
Ronald J. Casciano                   Vice President, Chief Financial           March 22, 1996
                                     Officer and Treasurer

                                List of Exhibits

   Exhibit
     No.      Description of Instrument
--------------------------------------------------------------------------------------
    3(a)      Copy of registrant's Amended           Filed as Exhibit 3(a)
              and Restated Certificate of            to Registration Statement
              Incorporation                          on Form S-1 (File No. 2-80077)
                                                     of PAR Technology Corporation
                                                     incorporated herein by reference.



    3(b)      Copy of registrant's by-laws           Filed as Exhibit 3(b)
              as amended                             to Registration Statement
                                                     on Form S-1 (File No. 2-80077)
                                                     of PAR Technology Corporation
                                                     incorporated herein by reference.



      11      Statement re computation of
              per-share earnings



      22      Subsidiaries of the registrant



      24      Consent of independent accountants