Form 10-Q
period 1996-03-31
PAR TECHNOLOGY CORP
filed 1996-05-15
CIK 708821

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

     For the Quarter Ended March 31, 1996. Commission File Number 1-9720

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



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the pre-ceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares outstanding of registrant's common stock, as of April 30, 1996 - 7,752,178 shares.

                           PAR TECHNOLOGY CORPORATION


                                TABLE OF CONTENTS
                                    FORM 10-Q


                                     PART 1
                              FINANCIAL INFORMATION



   Item Number
   -----------

      Item 1.      Financial Statements

                     - Consolidated Statement of Income for
                      the Three Months Ended March 31, 1996
                                    and 1995

                   - Consolidated Balance Sheet at March 31, 1996 and December 31, 1995

                   -  Consolidated Statement of Cash Flows
                      for the Three Months Ended March 31, 1996 and 1995

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

      Signatures

      Exhibit Index

Item 1.
Financial Statements


                   PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                     (In Thousands Except Per Share Amounts)
                                   (UNAUDITED)


                                                     For the three months
                                                        ended March 31,
                                                     --------------------
                                                       1996        1995
                                                     --------    --------
Net revenues:
Product ..........................................   $ 10,880   $ 12,342
Service ..........................................      7,677      5,607
Contract .........................................      6,937      6,085
                                                     --------   --------
                                                       25,494     24,034
                                                     --------   --------
Costs of sales:
Product ..........................................      6,778      7,663
Service ..........................................      6,261      4,450
Contract .........................................      6,513      5,770
                                                     --------   --------
                                                       19,552     17,883
                                                     --------   --------
Gross margin .....................................      5,942      6,151

Operating expenses:
Selling, general and administrative ..............      3,744      4,179
Research and development .........................      1,351      1,333
                                                     --------   --------
                                                        5,095      5,512
                                                     --------   --------
Income before provision
for income taxes .................................        847        639
Provision for income taxes .......................        296        249
                                                     --------   --------
Net income .......................................   $    551   $    390
                                                     ========   ========

Earnings per common share ........................   $    .07   $    .05
                                                     ========   ========
Weighted average number of common
shares outstanding ...............................      8,157      8,073
                                                     ========   ========

                   PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                       (In Thousands Except Share Amounts)


                                                        March 31,
                                                          1996     December 31,
                                                       (Unaudited)     1995
                                                        ---------  ------------
Assets
Current Assets:
Cash and cash equivalents ..........................     $  2,448      $    458
Accounts receivable-net ............................       29,151        36,474
Inventories ........................................       20,921        17,801
Deferred income taxes ..............................        1,129         1,303
Other current assets ...............................        2,470         1,090
                                                         --------      --------
Total current assets ...............................       56,119        57,126

Property, plant and equipment - net ................        7,281         7,580
Other assets .......................................        2,964         3,367
                                                         --------      --------
                                                         $ 66,364      $ 68,073
                                                         ========      ========
Liabilities and Shareholders' Equity
Current Liabilities:
Notes payable ......................................     $    383      $    286
Accounts payable ...................................        4,051         4,925
Accrued salaries and benefits ......................        3,475         4,186
Accrued expenses ...................................          766         1,534
Deferred service revenue ...........................        2,606         2,214
Income taxes payable ...............................          340         1,005
                                                         --------      --------
Total current liabilities ..........................       11,621        14,150
                                                         --------      --------
Deferred income taxes ..............................          787           791
                                                         --------      --------
Shareholders' Equity:
Common stock, $.02 par value, 12,000,000
shares authorized; 9,177,884 and 9,113,031 shares
issued and outstanding .............................          184           182
Preferred stock, $.02 par value, 250,000 shares
authorized .........................................         --              --
Capital in excess of par value .....................       13,901        13,664
Retained earnings ..................................       42,283        41,732
Cumulative translation adjustment ..................         (133)         (167)
Less 1,430,606 shares in treasury, at cost .........       (2,279)       (2,279)
                                                         --------      --------
Total shareholders' equity .........................       53,956        53,132
                                                         --------      --------
                                                         $ 66,364      $ 68,073
                                                         ========      ========

                  PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In Thousands)
                                   (UNAUDITED)

                                                                   For the three
                                                                    months ended
                                                                       March 31,
                                                              ----------------
                                                                1996        1995
                                                              ----        ----
Cash flows from operating activities: ..................
Net income .............................................  $    551    $    390
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization ..........................       655         610
Provision for obsolete inventory .......................        62         341
Translation adjustments ................................        34         200
Increase (decrease) from changes in:
Accounts receivable-net ................................     7,323       3,012
Inventories ............................................    (3,182)     (1,491)
Other current assets ...................................    (1,380)       (162)
Other assets ...........................................       245         328
Accounts payable .......................................      (874)       (749)
Accrued salaries and benefits ..........................      (711)       (403)
Accrued expenses .......................................      (768)         21
Deferred service revenue ...............................       392         259
Income taxes payable ...................................      (665)        526
Deferred income taxes ..................................       170        (448)
                                                          --------    --------
Net cash provided by operating activities ..............     1,852       2,434
                                                          --------    --------
Cash flows from investing activities:
Capital expenditures ...................................      (102)       (346)
Capitalization of software costs .......................       (96)       (140)
                                                          --------    --------
Net cash used by investing activities ..................      (198)       (486)
                                                          --------    --------
Cash flows from financing activities:
Net borrowings under line-of-credit agreements .........        97         --
Proceeds from the exercise of stock options ............       239          67
Acquisition of treasury stock ..........................       --          --
                                                          --------    --------
Net cash provided by
financing activities ...................................       336          67
                                                          --------    --------
Net increase in cash and cash equivalents ..............     1,990       2,015

Cash and cash equivalents at beginning of year .........       458       2,912
                                                          --------    --------
Cash and cash equivalents at end of period .............  $  2,448    $  4,927
                                                          ========    ========


Supplemental disclosures of cash flow information:

Cash paid during the year for:
Interest ...............................................  $     20    $      9
Income taxes paid, net of refunds ......................       764         131


                   PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. The statements for the three months ended March 31, 1996 and 1995 are unaudited; in the opinion of the Company such unaudited statements include all adjustments (which comprise only normal recurring accruals) necessary for a fair presentation of the results for such periods. The consolidated financial statements for the year ending December 31, 1996 are subject to adjustment at the end of the year when they will be audited by independent accountants. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 1996. The consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes for the years ended in December 31, 1995 and 1994 included in the Company's December 31, 1995 Annual Report to the Securities and Exchange Commission on Form 10-K. Earnings per share are based on the weighted average number of shares outstanding plus common stock equivalents under the Company's stock option plans.

2. Inventories are used in the manufacture of Point-Of-Sale systems and other commercial products. The components of inventory, net of related reserves, consist of the following:

                                 (In Thousands)

                             March 31, December 31,
                                    1996 1995
                                -------     -------

       Finished goods ......... $ 5,904     $ 4,427
       Work in process ........   2,575       3,337
       Component parts ........   5,459       3,979
       Service parts ..........   6,983       6,058
                                -------     -------
                                $20,921     $17,801
                                =======     =======


         At March 31, 1996 and  December  31,  1995,  the  Company had  recorded
         reserves  for  obsolete   inventory  of  $1,494,000   and   $1,922,000,
         respectively.

Item 2
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                          QUARTER ENDED MARCH 31, 1996
                                  COMPARED WITH
                          QUARTER ENDED MARCH 31, 1995

     The Company reported an increase in net income of 41.3% for the quarter ended March 31, 1996 compared to the same quarter of 1995. Net income was $551,000, or earnings per share of $0.07, on net revenues of $25.5 million for the quarter ended March 31, 1996, compared to net income of $390,000, or earnings per share of $0.05 on net revenues of $24.0 million for the same quarter of 1995.

     Product revenues decreased 11.8% to $10.9 million in 1996 versus $12.3 million in 1995. This decrease was the result of the timing of Taco Bell's requirements under its sales contract with the Company. In the first quarter of 1995, Taco Bell's demand for systems was high due to the size of the replacement program during that period. The Company will continue providing systems to Taco Bell under its current contract which runs through March, 1997; however, because the timing of replacement programs and new store openings is determined by Taco Bell based on its requirements, the volume of system sales to Taco Bell in any quarter may vary from the prior comparable quarter. Partially offsetting this decrease was an increase in sales to KFC in several international markets. During the current period, the Company sold 15 systems for use in China and 23 systems for use in Thailand to KFC.

     Service revenues increased 36.9% to $7.7 million in the first quarter of 1996 compared to $5.6 million for the first quarter of 1995. This increase was due to a greater volume of special integration projects requested by customers in 1996 compared to 1995 and the ongoing activities with Taco Bell under the exclusive service integration contract awarded in 1995. Under this agreement, the Company is responsible for servicing of all POS systems, back office systems and Help Desk and On-Site Support activities.

     Contract revenues were $6.9 million in 1996, an increase of 14.0% from $6.1 million reported in 1995. The Government segment's software development and systems integration business increased due to its ongoing work in environmental monitoring systems and hazardous material tracking. Additionally, the Company continues to perform as a subcontractor to Northrop Grumman on the Joint Surveillance Target Attack System (Joint STARS) Program. The Company's engineering services business increased primarily due to the Griffiss Minimum Essential Airfield Contract awarded to Phoenix in 1995. The Company is a subcontractor to Phoenix to operate and maintain Griffiss Air Force Base.

     Gross margin on product revenues was 37.7% in the first quarter of 1996, virtually unchanged from the 37.9% for the first quarter of 1995. Although the Company has experienced reductions in average selling price to certain customers during this period as compared to the first quarter of 1995, the impact has been mitigated by favorable product mix and cost reduction programs implemented by the Company.

     Gross margin on service revenues was 18.4% for the three months ended March 1996 versus 20.6% for the same three months of 1995. This decline was primarily the result of lower margins attributable to the special integration projects discussed above.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                          QUARTER ENDED MARCH 31, 1996
                                  COMPARED WITH
                          QUARTER ENDED MARCH 31, 1995

     Gross margin on contract revenues was 6.1% in 1996 versus 5.2% in 1995. The improved margins were due to favorable contract mix in 1996 versus 1995.

     Selling, general and administrative expenses were $3.7 million in 1996, a decline of 10.4% from the $4.2 million reported in 1995. This decrease was mainly the result of nonrecurring charges in 1995 relating to the Company's accounts receivable from and equity interest in Phoenix. This was partially offset by an increase in the restaurant sales force costs in 1996 over 1995.

     Research and development expenses increased 1.4% to $1.4 million in 1996 compared to $1.3 million in 1995. Research and development costs attributable to government contracts are included in costs of contract revenues.

     The Company's effective tax rate was 34.9% in 1996 compared to 39.0% in 1995. This decrease was due to adjustments to prior years' accruals in 1995.

Liquidity and Capital Resources

     The Company's primary source of liquidity has been from operations. Cash provided by operating activities was $1.9 million in the first quarter of 1996, compared to $2.4 million in 1995. The Company historically has experienced significant collections of accounts receivable in its first quarter due to the volume of sales generated in the preceding quarter. This is primarily due to the seasonal demands of the Company's restaurant customers. However, this factor was offset by the build up of product and service inventory in anticipation of future sales orders and service requirements and the timing of estimated income tax payments in 1996 versus 1995.

     Cash used in investing activities was $198,000 for the first quarter of 1996 compared to $486,000 in 1995. In 1996, capital expenditures were for internal use computers and other miscellaneous items. In 1995, capital expenditures were primarily for upgrades to internal use software.

     Cash provided from financing activities was $336,000 for the first quarter of 1996 compared to $67,000 in 1995. This increase was due primarily to the proceeds from the exercise of stock options.

     The Company has line-of-credit agreements, which aggregate $27.2 million with certain banks, of which $383,000 was in use at March 31, 1996. The Company believes that it has adequate financial resources to meet its future liquidity and capital requirements.

Item 6.  Exhibits and Reports on Form 8-K




List of Exhibits


              Exhibit No.          Description of Instrument
              -----------          -------------------------

                  11     Statement re computation of per-share earnings






Reports on Form 8-K


      None during the first quarter of 1996.

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




                                   PAR TECHNOLOGY CORPORATION
                                   --------------------------
                                           (Registrant)




Date:    May 14, 1996




                                   RONALD J. CASCIANO
                                   ------------------
                                   Ronald J. Casciano
                                   Vice President, Chief Financial Officer
                                  and Treasurer