Form 10-K/A
period 1995-12-31
PAR TECHNOLOGY CORP
filed 1996-06-07
CIK 708821

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549



                                 FORM 10-K/A
                          Amendment No. 1 to Form 10-K


            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

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


           Securities registered pursuant to Section 12(g) of the Act:

                                                Name of Each Exchange on
          Title of Each Class                       Which Registered
          -------------------                       ----------------
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

                      DOCUMENTS INCORPORATED BY REFERENCE

     None.
===============================================================================

Item 11:      Executive Compensation

     The following table sets forth information concerning compensation for each of 1995, 1994 and 1993 awarded to, earned by, or paid to the Chief Executive Officer and the four most highly compensated Executive Officers of the Company other than the Chief Executive Officer.


                           Summary Compensation Table
                           --------------------------

                                                                    Long Term Compensation
                                                                    ----------------------

                                   Annual Compensation               Awards           Payouts
                                   -------------------               ------           -------
                                                        Other             Securities
                                                       Annual Restricted  Underlying           All Other
                                                       Compen-  Stock       Options/    LTIP    Compen-
Name and                                      Bonus    sation   Award(s)    SAR's (#)  Payouts   sation
Principal Position         Year    Salary      (1)       ($)      ($)         (2)        ($)     ($)  (3)
- ------------------         ----    ------      ---       ---      ---         ---        ---     ---  ---

Dr. John W. Sammon, Jr.    1995   $200,904   $ 76,206       0      0           0          0      $7,130
Chairman of the Board,     1994   $192,856   $110,030       0      0           0          0      $7,172
President and Director     1993   $185,302   $ 57,309       0      0           0          0      $8,969

Charles A. Constantino     1995   $173,772   $ 56,498       0      0           0          0      $7,130
Executive Vice President   1994   $166,815   $ 81,803       0      0           0          0      $7,172
and Director               1993   $152,968   $ 39,978       0      0           0          0      $8,033

J. Whitney Haney           1995   $175,956   $ 56,396  $9,026      0           0          0      $7,130
President, PAR             1994   $169,189   $ 89,583       0      0           0          0      $7,172
Microsystems Corporation   1993   $162,103   $ 35,235       0      0           0          0      $8,768

Albert Lane, Jr.           1995   $140,270   $ 71,317       0      0           0          0      $7,130
President, Rome Research   1994   $132,600   $ 81,102       0      0           0          0      $7,172
Corporation                1993   $118,000   $ 53,597       0      0      21,300          0      $7,206

Dr. John P. Retelle, Jr.   1995   $124,668   $ 39,105       0      0           0          0      $7,130
President, PAR Government  1994   $115,000   $ 34,898       0      0       5,000          0      $  856
Systems Corporation        1993   $ 53,865   $ 18,495       0      0      25,000          0           0

- ----------------------------------------

(1)  Cash bonus awards  earned in the  respective  fiscal year.
(2)  Represents  stock options  granted  under the  Company's  1984 Stock option
     Plan.
(3) All Other Compensation column consists only of Company contributions to the employees Profit Sharing component of the Company's Retirement Plan.

                    Options/SAR's Granted in Last Fiscal Year
                    -----------------------------------------

     There were no stock options or stock appreciation rights ("SAR's") granted to the Executive Officers named in Summary Compensation Table in 1995.

     Aggregated Option Exercises in 1995 and Year-End Option Values
     --------------------------------------------------------------

     The table which follows sets forth information concerning exercises of stock options during 1995 by each of the Executive Officers named in the Summary Compensation Table and the value of his unexercised Options as of December 31, 1995 based on a fair market value of $9.06 per share of the Company's common stock on such date:

                                                                           Value of Unexercised
                                                Number of Unexercised          in-the-Money
                                                 Options at 12/31/95       Options at 12/31/95 (2)
                                                 -------------------       -----------------------
                       Acquired    Value  (1)
       Name           on Exercise   Realized  Exercisable Unexercisable   Exercisable Unexercisable
       ----           -----------   --------  ----------- -------------   ----------- -------------
Dr. John W. Sammon, Jr.     --           --         --          --         --             --

Charles A. Constantino      --           --         --          --         --             --

J. Whitney Haney        10,000 (3)     $53,750    267,900     70,600     $1,624,144    $428,012

Dr. John P. Retelle      2,500 (3)     $15,345     12,050     13,850     $   39,735    $ 48,394

Albert Lane, Jr.        12,700 (3)     $82,690     19,780      8,520     $   89,856    $ 43,133



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

                          Compensation Committee Report
                          -----------------------------

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

Compensation Committee Interlocks and Insider Participation

     Dr. John W. Sammon, Jr., Chairman of the Board and President of the Company and Mr. Charles A. Constantino, Executive Vice President of the Company serve as members of the Compensation Committee and the Stock Option Committee.

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


                                     PART IV

Item 14: Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)      Documents filed as a part of the Form 10-K
         (1)    Financial Statements:
                ---------------------
                Report of Independent Accountants
                Consolidated Balance Sheet at December 31, 1995 and 1994 Consolidated Statement of Income for the three years ended December 31, 1995
                Consolidated Statement of Changes in Shareholders' Equity for the three years ended December 31, 1995
                Consolidated Statement of Cash Flows for the three years ended December 31, 1995
                Notes to Consolidated Financial Statements

         (2)    Financial Statement Schedules:
                ------------------------------
                Valuation and Qualifying Accounts and Reserves (Schedule II)

         (3)    List of Exhibits:
                -----------------


Exhibit
   No.   Description of Exhibit
  ---    ----------------------
 3.1     Certificate of Incorporation     Filed as Exhibit 3.1 to the Company's
         of the Registrant, as amended.   Registration Statement on Form S-2
                                          (File No. 333-04077) incorporated
                                          herein by reference.

 3.2     By-laws of the Registrant,       Filed as Exhibit 3.3 to the Company's
         as amended.                      Registration Statement on Form S-2
                                          (File No. 333-04077) incorporated
                                          herein by reference.

10.1     Agreement between Taco Bell      Confidential treatment requested as to
         Corp. and PAR Microsystems       certain portions.  Redacted version
         Corporation dated December 18,   filed as Exhibit 10.1 to the Company's
         1995.                            Registration Statement on Form S-2
                                          (File No. 333-04077) incorporated
                                          herein by reference.

10.2     Service Integration Agreement    Confidential treatment requested as to
         between Taco Bell Corp. and      certain portions.  Redacted version
         PAR Microsystems Corpora-        filed as Exhibit 10.2 to the Company's
         tion, dated September 12, 1995.  Registration Statement on Form S-2
                                          (File No. 333-04077) incorporated
                                          herein by reference.

11       Statement re computation of
         per-share earnings.

22       Subsidiaries of the registrant.

23       Consent of independent accountants.

27       Financial Data Schedule.

(b)      Reports on Form 8-K

         None.

(c)      Exhibits

         The Company hereby files as part of this Form 10-K the exhibits listed in Item 14(a)(3) above. Exhibits which are incorporated herein by reference can be inspected and copied at the Public Reference Section of the Securities and Exchange Commission (the "Commission") at 450 Fifth Street, N.W., Room 1024, Washington, D.C. 20549, and at the Commission's Regional Offices at 7 World Trade Center, Suite 1300, New York, New York 10048; 1401 Brickell Avenue, Suite 200, Miami, Florida 33131; Citicorp Center, 500 West Madison Street, Suite 1400, Chicago, Illinois 60661-2511; 1801 California Street, Suite 4800, Denver,
         Colorado 80202-2648; and 5670 Wilshire Boulevard, 11th Floor, Los Angeles, California 90036-3648. Copies of such materials can also be obtained from the Public Reference Section of the Commission at Room 1024, Judiciary Plaza, 450 Fifth Street, N.W., Washington, D.C. 20549 at prescribed rates.

(d)      Financial statement schedules

         See (a)(2) above.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                PAR TECHNOLOGY CORPORATION



June 7, 1996                                    /s/John W. Sammon, Jr
                                                ---------------------
                                                John W. Sammon, Jr.
                                                Chairman of Board and President

                            _________________________

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

- --------------------------------------------------------------------------------
   Signatures                           Title                         Date
- --------------------------------------------------------------------------------

/s/John W. Sammon, Jr.
- ----------------------
John W. Sammon, Jr.                Chairman of Board               June 7, 1996
                                   President (Principal
                                   Executive Officer)
                                   and Director


/s/Charles A. Constantino
- -------------------------
Charles A. Constantino             Executive Vice President        June 7, 1996
and Director



/s/J. Whitney Haney
- -------------------
J. Whitney Haney                   Director                        June 7, 1996




/s/Ronald J. Casciano
- ---------------------
Ronald J. Casciano                 Vice President,                  June 7, 1996
                                   Chief Financial Officer
                                   and Treasurer

                                List of Exhibits
                                ----------------

Exhibit
   No.        Description of Exhibit
- -------       ----------------------

  3.1      Certificate of Incorporation        Filed as Exhibit 3.1 to the
           of the Registrant,as amended.       Company's Registration Statement
                                               on Form S-2(File No. 333-04077)
                                               incorporated herein by reference.

  3.2      By-laws of the Registrant,          Filed as Exhibit 3.3 to the
           as amended.                         Company's Registration Statement
                                               on Form S-2 (File No. 333-04077)
                                               incorporated by reference.

 10.1      Agreement between Taco Bell         Confidential treatment requested
           Corp. and PAR Microsystems          as to certain portions.  Redacted
           Corporation dated                   version filed as Exhibit 10.1 to
           December 18, 1995.                  the Company's Registration
                                               Statement on Form S-2
                                               (File No. 333-04077) incorporated
                                               herein by reference.

 10.2      Service Integration Agreement       Confidential treatment requested
           between Taco Bell Corp. and         as to certain portions.  Redacted
           PAR Microsystems Corporation,       version filed as Exhibit 10.2 to
           dated September 12, 1995.           the Company's Registration
                                               Statement on Form S-2
                                               (File No. 333-04077) incorporated
                                               herein by reference.

 11        Statement re computation of
           per-share earnings.

 22        Subsidiaries of the registrant.

 23        Consent of independent accountants.

 27        Financial Data Schedule.
