Form 10-Q
period 1996-06-30
PAR TECHNOLOGY CORP
filed 1996-08-07
CIK 708821

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

       For the Quarter Ended June 30, 1996. Commission File Number 1-9720

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



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares outstanding of registrant's common stock, as of July 25, 1996 - 7,785,178 shares.

                           PAR TECHNOLOGY CORPORATION


                                TABLE OF CONTENTS
                                    FORM 10-Q


                                     PART 1
                              FINANCIAL INFORMATION



Item Number


      Item 1.        Financial Statements
                     -  Consolidated Statement of Income for
                        the Three and Six Months Ended
                        June 30, 1996 and 1995

                     -  Consolidated Balance Sheet at
                        June 30, 1996 and December 31, 1995

                     -  Consolidated Statement of Cash Flows
                        for the Six Months Ended
                        June 30, 1996 and 1995

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

      Signatures

      Exhibit Index

Item 1.
Financial Statements

                   PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                     (In Thousands Except Per Share Amounts)
                                   (UNAUDITED)



                                         For the three months For the six months
                                            ended June 30,       ended June 30,
                                            --------------       --------------
                                            1996      1995      1996       1995
                                            ----      ----      ----       ----
Net revenues:
   Product .............................   $15,170   $11,884   $26,050   $24,226
   Service .............................     7,026     5,889    14,703    11,496
   Contract ............................     6,192     6,593    13,129    12,678
                                           -------   -------   -------   -------
                                            28,388    24,366    53,882    48,400
                                           -------   -------   -------   -------
Costs of sales:
   Product .............................     9,401     6,782    16,179    14,445
   Service .............................     6,179     4,856    12,440     9,306
   Contract ............................     5,827     6,234    12,340    12,004
                                           -------   -------   -------   -------
                                            21,407    17,872    40,959    35,755
                                           -------   -------   -------   -------
Gross margin ...........................     6,981     6,494    12,923    12,645

Operating expenses:
   Selling, general and administrative .     4,331     4,144     8,075     8,323
   Research and development ............     1,286     1,302     2,637     2,635
                                           -------   -------   -------   -------
                                             5,617     5,446    10,712    10,958
                                           -------   -------   -------   -------

Income before provision for income taxes     1,364     1,048     2,211     1,687
Provision for income taxes .............       472       412       768       661
                                           -------   -------   -------   -------
Net income .............................   $   892   $   636   $ 1,443   $ 1,026
                                           =======   =======   =======   =======

Earnings per common share ..............   $   .11   $   .08   $   .18   $   .13
                                           =======   =======   =======   =======
Weighted average number of common
   shares outstanding ..................     8,241     8,110     8,234     8,108
                                           =======   =======   =======   =======



                   PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                       (In Thousands Except Share Amounts)

                                                          June 30,
                                                            1996    December 31,
                                                        (Unaudited)     1995
                                                        ----------- ------------
Assets
Current Assets:
   Cash and cash equivalents ...........................   $  2,307    $    458
   Accounts receivable-net .............................     30,161      36,474
   Inventories .........................................     21,975      17,801
   Deferred income taxes ...............................      1,190       1,303
   Other current assets ................................      1,491       1,090
                                                           --------    --------
      Total current assets .............................     57,124      57,126

Property, plant and equipment - net ....................      7,168       7,580
Other assets ...........................................      3,614       3,367
                                                           --------    --------
                                                           $ 67,906    $ 68,073
                                                           ========    ========
Liabilities and Shareholders' Equity
Current Liabilities:
   Notes payable .......................................   $  1,588    $    286
   Accounts payable ....................................      4,301       4,925
   Accrued salaries and benefits .......................      3,546       4,186
   Accrued expenses ....................................      1,177       1,534
   Deferred service revenue ............................      2,067       2,214
   Income taxes payable ................................        562       1,005
                                                           --------    --------
      Total current liabilities ........................     13,241      14,150
                                                           --------    --------
Deferred income taxes ..................................        842         791
                                                           --------    --------
Shareholders' Equity:
   Common stock,  $.02 par value,  12,000,000 shares
      authorized;  9,316,736 and 9,113,031 shares issued
      and 7,780,128 and 7,682,425 outstanding ..........        186         182
   Preferred stock, $.02 par value, 250,000 shares
      authorized .......................................       --          --
   Capital in excess of par value ......................     14,349      13,664
   Retained earnings ...................................     43,175      41,732
   Cumulative translation adjustment ...................         20        (167)
   Less 1,536,608 and 1,430,606 shares in treasury,
      respectively, at cost ............................     (3,907)     (2,279)
                                                           --------    --------
      Total shareholders' equity .......................     53,823      53,132
                                                           --------    --------
                                                           $ 67,906    $ 68,073
                                                           ========    ========


                  PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In Thousands)
                                   (UNAUDITED)

                                                             For the six months
                                                                ended June 30,
                                                                --------------
                                                               1996       1995
                                                               ----       ----
Cash flows from operating activities:
   Net income ............................................   $ 1,443    $ 1,026
   Adjustments to reconcile net income to net cash
     provided by operating activities:
         Depreciation and amortization ...................     1,224      1,221
         Provision for obsolete inventory ................       956        974
         Translation adjustments .........................       187         64
    Increase (decrease) from changes in:
         Accounts receivable-net .........................     6,313        306
         Inventories .....................................    (5,130)    (2,494)
         Other current assets ............................      (401)       178
         Other assets ....................................      (228)       264
         Accounts payable ................................      (624)      (404)
         Accrued salaries and benefits ...................      (640)       (61)
         Accrued expenses ................................      (357)       177
         Deferred service revenue ........................      (147)       642
         Income taxes payable ............................      (443)       391
         Deferred income taxes ...........................       164       (175)
                                                             -------    -------
Net cash provided by operating activities ................     2,317      2,109
                                                             -------    -------
Cash flows from investing activities:
   Capital expenditures ..................................      (392)      (798)
   Capitalization of software costs ......................      (439)      (280)
                                                             -------    -------
Net cash used in investing activities ....................      (831)    (1,078)
                                                             -------    -------
Cash flows from financing activities:
   Net payments under line-of-credit agreements ..........     1,302       --
   Proceeds from the exercise of stock options ...........       689        120
   Acquisition of treasury stock .........................    (1,628)      (399)
                                                             -------    -------
Net cash provided (used) by financing activities .........       363       (279)
                                                             -------    -------
Net increase in cash and cash equivalents ................     1,849        752
                                                             -------    -------
Cash and cash equivalents at beginning of year ...........       458      2,912
                                                             -------    -------
Cash and cash equivalents at end of period ...............   $ 2,307    $ 3,664
                                                             =======    =======
Supplemental  disclosures  of cash flow  information:

   Cash paid during the year for:
     Interest ............................................   $    35    $    11
     Income taxes, net of refunds ........................     1,045        437


                   PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)



1. The statements for the three and six months ended June 30, 1996 and 1995 are unaudited; in the opinion of the Company such unaudited statements include all adjustments (which comprise only normal recurring accruals) necessary for a fair presentation of the results for such periods. The consolidated financial statements for the year ending December 31, 1996 are subject to adjustment at the end of the year when they will be audited by independent accountants. The results of operations for the three and six months ended June 30, 1996 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 1996. The consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes for the years ended in December 31, 1995 and 1994 included in the Company's December 31, 1995 Annual Report to the Securities and Exchange Commission on Form 10-K.
     Earnings per share are based on the weighted average number of shares outstanding plus common stock equivalents under the Company's stock option plans.

2. Inventories are used in the manufacture, maintenance, and service of commercial systems. The components of inventory, net of related reserves, consist of the following:


                                            (In Thousands)
                                            --------------
                                        June 30,    December 31,
                                          1996         1995
                                        --------    -----------


          Finished goods ..........      $ 5,478      $ 4,427
          Work in process .........        3,403        3,337
          Component parts .........        5,829        3,979
          Service parts ...........        7,265        6,058
                                         -------      -------
                                         $21,975      $17,801
                                         =======      =======


     At June 30, 1996 and December 31, 1995, the Company had recorded reserves for obsolete inventory of $1,761,000 and $1,922,000, respectively.

Item 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           QUARTER ENDED JUNE 30, 1996
                                  COMPARED WITH
                           QUARTER ENDED JUNE 30, 1995


Results of Operations


     The Company reported an increase in net income of 40.3% for the quarter ended June 30, 1996 compared to the same quarter of 1995. Net income was $892,000, or earnings per share of $0.11, on net revenues of $28.4 million for the quarter ended June 30, 1996, compared to net income of $636,000, or earnings per share of $0.08, on net revenues of $24.4 million for the same quarter of 1995.

     Product revenues increased 27.7% to $15.2 million in 1996 versus $11.9 million in 1995. The major contributor to second quarter growth was PAR's Integrated Transaction Information Processing (ITIP) systems business for the restaurant industry. This growth was led by demand for systems from the Company's major accounts including Taco Bell and KFC International. Sales to KFC International were in China and several other countries. Also contributing to second quarter increase was PAR's ITIP manufacturing/warehousing business. Revenue from this business was $1 million in the second quarter of 1996, an increase of 80% over the same period in 1995.

     As previously announced, the Company added another major account when it was selected in the second quarter as the provider of next-generation POS ITIP hardware solutions for Burger King Corporation ("Burger King"). Subject to the negotiation and execution of a definitive agreement and the successful implementation of a pilot program, the Company expects to sell its POS hardware systems to Burger King for installation in corporate-owned stores commencing in 1997. The Company further anticipates offering POS systems to the more than 7,500 Burger King franchisee-owned stores through the Company's direct sales organization. No assurances can be given that the pilot program will be successful, that a definitive agreement will be reached on terms favorable to the Company, if at all, or that the Company will be able to effect any significant sales to Burger King or any of its franchisees.

     Service revenues increased 19.3% to $7.0 million in the second quarter of 1996, compared to $5.9 million for the second quarter of 1995. This increase was due to the ongoing activities with Taco Bell under the exclusive service integration contract awarded in 1995. Under this agreement, the Company is responsible for servicing of all Taco Bell's restaurant ITIP systems, back office computer systems and other computer-based equipment in all Company-owned restaurants. The Company also provides telephone diagnostic support, on-site service and part depot capabilities for all such equipment. In addition, the Company performed a special integration project for a customer during the second quarter of 1996.




                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           QUARTER ENDED JUNE 30, 1996
                                  COMPARED WITH
                           QUARTER ENDED JUNE 30, 1995



     Contract revenues were $6.2 million in 1996, a decrease of 6.1% from $6.6 million reported in 1995. This decrease was due to certain nonrecurring material purchases on contracts in the second quarter of 1995. Partially offsetting this decrease was the Company's continuing activities in environmental monitoring systems, hazardous material tracking and Airfield Management.

     Gross margin on product revenues were 38% in the second quarter of 1996, compared to 42.9% for the second quarter of 1995. The Company has experienced reductions in average selling prices to certain major customers during this period as compared to the second quarter of 1995. However, these lower margins were anticipated and the revenue growth in these major accounts was a major factor contributing to the earnings increase in 1996 versus 1995.

     Gross margin on service revenues was 12.1% for the three months ended June 1996 versus 17.5% for the same three months of 1995. This decline was primarily the result of lower margins attributable to a special integration project requested by a customer and an equipment replacement program in the second quarter of 1996.

     Gross margin on contract revenues was 5.9% in 1996 versus 5.4% in 1995. The improved margins were due to a favorable contract mix in 1996 versus 1995.

     Selling, general and administrative expenses were $4.3 million in 1996, an increase of 4.5% from the $4.1 million reported in 1995. This is primarily due to an increase in the restaurant ITIP sales force costs in 1996 versus 1995.

     Research and development expenses were $1.3 million in 1996 virtually unchanged from 1995. Research and development costs attributable to government contracts are included in cost of contract revenues.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                         SIX MONTHS ENDED JUNE 30, 1996
                                  COMPARED WITH
                         SIX MONTHS ENDED JUNE 30, 1995



     The Company reported a net income of $1.4 million, or earnings per share of $0.18, on revenues of $53.9 million for the six months ended June 30, 1996. This compares to net income of $1.0 million, or earnings per share of $0.13, on revenues of $48.4 million for the same six-month period of 1995.

     Product revenues increased 7.5% to $26.1 million in 1996 versus $24.2 million in 1995. This increase was the result of ITIP sales to the Company's major restaurant customers including KFC International and Taco Bell. The Company's manufacturing/warehousing and Corneal Topography businesses also contributed to this increase.

     Service revenues increased 27.9% to $14.7 million for the first six months of 1996 compared to $11.5 million for the same period of 1995. This increase was due to special service integration projects requested by customers and the Taco Bell service contract discussed previously.

     Contract revenues were $13.1 million in 1996, an increase of 3.6% from $12.7 million reported in 1995. The increase is due to the Company's Airfield Maintenance Contract at Griffiss Air Force Base and work in environmental monitoring and hazardous materials tracking.

     Gross margin on product revenues was 37.9% in 1996 versus 40.4 % in 1995. This decline was due to certain reductions in selling prices discussed above. This decrease was partially offset by reductions in product costs.

     Gross margin on service revenues was 15.4% for the six months ended June 30, 1996 versus 19.1 % for the same six months of 1995. Periodically, the Company is requested to perform special integration projects for certain customers. The 1996 projects involved more labor and generated less gross margin than the 1995 projects.

     Gross margin on contract revenues was 6.0% in 1996 compared to 5.3% for the same period in 1995. This increase is attributable to contract mix.

     Selling, general and administrative expenses were $8.1 million in 1996, compared to $8.3 million in 1995. This decrease was mainly the result of nonrecurring charges in 1995 relating to the Company's accounts receivable from and equity interest in Phoenix. This was partially offset by an increase in restaurant sales force costs in 1996.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                         SIX MONTHS ENDED JUNE 30, 1996
                                  COMPARED WITH
                         SIX MONTHS ENDED JUNE 30, 1995



     Research and development expenses were $2.6 million in 1996, virtually unchanged from 1995.



Liquidity and Capital Resources

     Cash flows to meet the Company's requirements for operating, investing and financing activities for the six months ended June 30, 1996 and 1995 are reported in the Consolidated Statement of Cash Flows.

     The Company's primary source of liquidity has been from operations. Cash provided by operating activities was $2.3 million in the first six months of 1996, compared to $2.1 million in 1995. The Company experienced significant collections of accounts receivable in 1996 due to the volume of sales generated in the fourth quarter of 1995. This was partially offset by the build up of restaurant ITIP and service inventory in anticipation of future sales orders and service requirements.

     Cash used in investing activities was $831,000 in 1996, compared to $1.1 million in 1995. In 1996, capital expenditures were for internal use computers and other miscellaneous items. In 1995, capital expenditures were primarily for upgrades to internal use software.

     Cash provided from financing activities was $363,000 for the first six months of 1996 compared to cash used of $279,000 in 1995. In 1996, the Company increased its line of credit borrowings to finance the acquisition of treasury stock. Additionally, the Company generated $689,000 from the exercise of stock options held by key employees.

     Subsequent to the close of the quarter the Company completed a public offering of 975,200 shares of its common stock, which generated aggregate net proceeds of $13.4 million.

     The Company has line-of-credit agreements with certain banks, which aggregate $27.2 million, of which $1.6 million was in use at June 30, 1996. The Company believes that it has adequate financial resources to meet its future liquidity and capital requirements.

     The foregoing statements contain forward-looking statements which involve risks and uncertainties. The Company's actual experience may differ materially from that discussed above. Factors that might cause such a difference include, but are not limited to, those discussed in "Risk Factors" as well as future events that have the effect of reducing the Company's available cash balances, such an unanticipated operating losses or capital expenditures or cash expenditures related to possible future acquisitions. Although the Company has no material current acquisition agreements or arrangements, there may be opportunities which require additional external financing, and the Company may from time to time seek to obtain additional funds from public or private issuance of equity or debt securities. There can be no assurance that such financing will be available at all or on terms acceptable to the Company.



Risk Factors

     In addition to the other information in this report, the following risk factors should be considered carefully in evaluating the Company and its business. Information provided by the Company from time to time may contain certain "forward-looking" information, as that terms defined by (i) the Private Securities Litigation Reform Act of 1995 (the "Act" and (ii) in releases made by the Securities and Exchange Commission (the "SEC"). These risk factors are being provided pursuant to the provisions of the Act and with the intention of obtaining the benefits of the "safe harbor" provisions of the Act.

Concentration of Major Customers

     A small number of customers has historically accounted for a majority of the Company's net revenues in any given fiscal period. With the exception of certain purchase commitments by Taco Bell Corporation, the Company's largest customer, no customer is obligated to make any minimum level of future purchases from the Company or to provide the Company with binding forecasts of product purchases for any future period. In addition, major customers may elect to delay or otherwise change the timing of orders in a manner that could adversely effect quarterly and annual results of operations. The loss of, or reduced sales to, any one or more of the Company's major customers could materially and adversely affect the Company's business, operating results and financial condition.

Fluctuations in Quarterly Operating Results

     The Company has experienced and expects to continue to experience quarterly fluctuations in its net revenues and net income. Due to the dynamics associated with the year-end capital budget planning of many of PAR's restaurant ITIP customers and the preference of some restaurant ITIP customers to install new systems between the busy summer and Christmas seasons, the Company has historically realized a higher amount of its restaurant ITIP systems sales and overall net income during the second half of the year. Major restaurant ITIP customers may, however, elect to delay purchases of the Company's products. If for any reason the Company's sales were below seasonal norms during its fourth fiscal quarter, the Company's annual operating results could be adversely affected. The Company's quarterly operating results may also vary as a result of such factors such as the timing or cancellation of customer orders, especially major customers, including Taco Bell, delays in order placement on the part of major customers in anticipation of the introduction of new products by the Company, price reductions by competitors or by the Company, the market acceptance of newly introduced products, significant fluctuation in the pricing of components of the Company's products and introductions of new or enhanced competing products. Because a high percentage of the Company's costs, including personnel and facilities costs, are relatively fixed, variations in the timing of orders and shipments can cause significant variations in quarterly financial results.

New Product Development and Rapid Technological Change

     The products sold by the Company are subject to rapid and continual technological change. Products available from the Company in its current restaurant ITIP and manufacturing/warehousing ITIP markets, as well as from its competitors, have increasingly offered a wider range of features and capabilities. The Company believes that in order to compete effectively in selected commercial segment markets, it must provide upwardly compatible systems incorporating new technologies at competitive prices. There can be no assurance that the Company will be able to continue funding research and development at levels sufficient to enhance its current product offerings or will be able to develop and introduce on a timely basis new products that keep pace with technological developments and emerging industry standards and address the evolving needs of customers. There can also be no assurance that the Company will not experience difficulties that will result in delaying or preventing the successful development, introduction and marketing of new products in its existing markets or that its new products and product enhancements will adequately meet the requirements of the marketplace or achieve any significant degree of market acceptance. Likewise, there can be no assurance as to the acceptance of Company products in new markets, including the Company's CTS and Qscan(R) products, nor can there be any assurance as to the success of the Company's penetration of these markets, or to the revenue or profit margins with respect to these products. The inability of the Company, for any reason, to develop and introduce new products and product enhancements in a timely manner in response to changing market conditions or customer requirements and could materially adversely affect the Company's business, operating results and financial condition.

Government Contracts

     The government  contracting business is subject to various risks including:
(1) unpredictable contract or project termination, reductions in funds available for the Company's projects due to government policy changes and contract adjustments and penalties arising from post-award contract audits and incurred cost audits in which the value of the contract may be reduced; (2) risks of underestimating costs, particularly with respect to software and hardware development, for work performed pursuant to "fixed-price" contracts, where the Company commits to achieve specified deliveries for a predetermined fixed price;
(3) limited profitability from "cost-plus" contracts under which the amount of profit attainable is limited to a specified negotiated amount, usually in the range of six to ten percent of estimated costs, although no assurance can be given that such levels will be obtainable on present or future contract; (4) unpredictable timing of cash collections of certain unbilled receivables as they may be subject to acceptance of contract deliverables to the customer, and contract close-out procedures, including government approval of final indirect rates. In addition, budgetary constraints and changes in spending priorities in government agencies, including the Department of Defense, have resulted in sudden program changes, reductions or cancellations in the past and such conditions may be expected to continue. As a result, the Company's revenues may fluctuate from year to year and quarter to quarter depending on government procurement activity in the Company's areas of business. In addition, the Company's government contracts are subject to termination for the convenience of the government. If the government terminates on this basis, the Company would be entitled to recover its allowable costs incurred as well as a reasonable profit on the work performed.

Dependence on Suppliers for Key Components

     Certain key components used in the Company's products, such as base castings and certain printers and electronic components, are currently being purchased from single sources of supply. Although the Company believes that additional sources are available to it, the inability to obtain sufficient components or subassemblies as required, or to develop alternative sources of supply if and as required in the future, could result in delays or reductions in product shipments that could materially and adversely affect the Company's operating results and damage customer relationships.

Competition

     The Company faces extensive competition in the markets in which it operates. There are currently more than ten suppliers who offer restaurant ITIP systems similar to the Company's. Some of these competitors are larger than the Company and have access to substantially greater financial and other resources than does the Company, and consequently may be able to obtain more favorable terms than the Company for components and subassemblies incorporated into their restaurant ITIP products. The rapid rate of technological change in the restaurant market makes it likely that the Company will face competition from new products designed by companies not currently competing with the Company. Such products may have features not currently available on PAR restaurant ITIP products. The Company believes that its competitive ability depends on its total solution offering, its product development and systems integration capability, its direct sales force and its customer service organization. There is no assurance that the Company will be able to compete effectively in the restaurant ITIP systems market in the future. The Company's manufacturing/warehousing ITIP business is also highly competitive. Some of the Company's competitors in the manufacturing/warehousing ITIP market are much large than the Company and have access to substantially greater financial and other resources than the Company. There is no assurance that the Company will be able to compete effectively in the manufacturing/warehousing ITIP business. The Company's government contracting businesses compete with a large number of companies, large and small, for government contracts. The Company's government contracting businesses have been focused on niche offerings, primarily signal and image processing and engineering services. There are no assurances that the Company will continue to win government contracts as a prime contractor or subcontractor. Additionally, there are no assurances that the Government will continue to contract for the provision of services in the areas in which the Company has expertise.

Industry Concentration and Cyclicality

     The Company's restaurant ITIP product sales are dependent in large part on the health of the quick service sector of the restaurant industry ("QSR"), which in turn is dependent on the domestic and international economy, as well as factors such as consumer buying preferences and weather conditions. Although the QSR industry has experienced profitability and growth recently, there can be no assurance that profitability and growth will continue. The QSR market is affected by a variety of factors, including war, global and regional instability, natural disasters and general economic conditions. Adverse developments in the restaurant industry could materially affect the Company's restaurant ITIP business, operating results and financial condition.

International Sales

     The Company intends to continue to expand its operations outside the United States and to enter additional international markets, which will require significant management attention and financial resources. The Company's operating results are subject to the risks inherent in international sales, including, but not limited to, regulatory requirements, political and economic changes and disruptions, transportation delays, difficulties in staffing and managing foreign sales operations, and potentially adverse tax consequences. In addition, fluctuations in exchange rate may render the Company's products less competitive relative to local product offerings, or could result in foreign exchanges losses, depending upon the currency in which the Company sells its products. There can be no assurance that these factors will not have a material adverse effect on the Company's future international sales and, consequently, on the Company's operating results.

Dependence on Proprietary Technology

     PAR's success and ability to compete is dependent in part upon its ability to protect its proprietary technology. The Company relies on a combination of patent, copyright and trade secret laws and non-disclosure agreements to protect its proprietary technology. The Company generally enters into confidentiality or license agreements with its employees, distributors, customers and potential customers and limits access to and distribution of its software, documents other proprietary information. There can be no assurance that the steps taken by the
Company to protect its proprietary rights will be adequate to prevent misappropriation of its technology or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technology. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States. The Company is also subject to the risk of adverse claims and litigation alleging infringement of the proprietary rights of other parties. Additionally, the Company periodically review recent patents that have been issued to third parties. As a result of such review, the Company has from time to time identified and investigated the validity and scope of issued patents for technologies similar to, or related to, the Company's technologies. Although the Company believes that it does not infringe the valid patents of others, there can be no assurance that third parties will not assert infringement claims in the future with respect to the Company's current or future products or that any such claim will not require the Company to enter into license arrangements or result in protracted and costly litigation, regardless of the merits of such claims. No assurance can be given that any necessary licenses will be available or that, if available, such licenses can be obtained on commercially reasonable terms. The failure to obtain such royalty or licensing agreements on a timely basis would have a material adverse effect upon the Company's business, results of operations and financial conditions.

Reliance on Key Personnel

     The Company's future success and potential growth depend in part on its ability to retain its key management and technical and sales personnel and to recruit, train and retain sufficient numbers of other highly qualified managerial, technical and sales personnel on a continuing basis. There can be no assurance that the Company will be able to retain its key management or technical and sales personnel or that it will be able to attract and retain sufficient numbers of other highly qualified managerial, technical and sales personnel. The inability to retain or attract such personnel could materially adversely affect the Company's business, operating results and financial condition. In addition, the Company's ability to manage potential growth successfully will require the Company to attract additional experienced managerial, technical and sales personnel and to continue to improve its operational, management and financial systems and controls.

Item 6.  Exhibits and Reports on Form 8-K




List of Exhibits



      Exhibit No.      Description of Instrument
      -----------      -------------------------

          11           Statement re computation of per share earnings










Reports on Form 8-K

         None during the second quarter of 1996.

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






                                      PAR TECHNOLOGY CORPORATION
                                      --------------------------
                                              (Registrant)






Date:    August 7, 1996






                                      /s/RONALD J. CASCIANO
                                      ---------------------
                                      Ronald J. Casciano
                                      Vice President, Chief Financial Officer
                                      and Treasurer