Form 10-Q
period 1996-09-30
PAR TECHNOLOGY CORP
filed 1996-11-06
CIK 708821

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

     For the Quarter Ended September 30, 1996. Commission File Number 1-9720

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

     The number of shares outstanding of registrant's common stock, as of October 25, 1996 - 8,811,948 shares.

                           PAR TECHNOLOGY CORPORATION


                                TABLE OF CONTENTS
                                    FORM 10-Q


                                     PART 1
                              FINANCIAL INFORMATION



   Item Number
   -----------

      Item 1.           Financial Statements
                        -  Consolidated Statement of Income for
                           the Three and Nine Months Ended
                           September 30, 1996 and 1995

                        -  Consolidated Balance Sheet at
                           September 30, 1996 and December 31, 1995

                        -  Consolidated Statement of Cash Flows
                           for the Nine Months Ended
                           September 30, 1996 and 1995

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


      Signatures


      Exhibit Index

Item 1.
Financial Statements

                   PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                     (In Thousands Except Per Share Amounts)
                                   (UNAUDITED)

                                              For the three       For the nine
                                              months ended        months ended
                                              September 30,       September 30,
                                             --------------      --------------
                                             1996      1995      1996      1995
                                             ----      ----      ----      ----
Net revenues:
   Product .............................   $16,331   $11,428   $42,381   $35,654
   Service .............................     6,171     6,440    20,874    17,936
   Contract ............................     5,436     6,112    18,564    18,790
                                           -------   -------   -------   -------
                                            27,938    23,980    81,819    72,380
                                           -------   -------   -------   -------
Costs of sales:
   Product .............................     8,997     6,539    25,176    20,984
   Service .............................     5,716     4,857    18,156    14,163
   Contract ............................     5,125     5,552    17,465    17,556
                                           -------   -------   -------   -------
                                            19,838    16,948    60,797    52,703
                                           -------   -------   -------   -------
Gross margin ...........................     8,100     7,032    21,022    19,677
                                           -------   -------   -------   -------

Operating expenses:
   Selling, general and administrative .     4,675     3,885    12,986    12,194
   Research and development ............     1,094     1,187     3,731     3,822
                                           -------   -------   -------   -------
                                             5,769     5,072    16,717    16,016
                                           -------   -------   -------   -------
Income from operations .................     2,331     1,960     4,305     3,661
Other income ...........................       415       217       650       203
                                           -------   -------   -------   -------
Income before provision for income taxes     2,746     2,177     4,955     3,864
Provision for income taxes .............       774       644     1,542     1,305
                                           -------   -------   -------   -------
Net income .............................   $ 1,972   $ 1,533   $ 3,413   $ 2,559
                                           =======   =======   =======   =======

Earnings per common share ..............   $   .22   $   .19   $   .40   $   .32
                                           =======   =======   =======   =======
Weighted average number of common
   shares outstanding ..................     9,037     8,082     8,479     8,097
                                           =======   =======   =======   =======

                   PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                       (In Thousands Except Share Amounts)

                                                      September 30,
                                                          1996      December 31,
                                                      (Unaudited)       1995
                                                      -----------       ----
Assets
Current Assets:
   Cash and cash equivalents ..........................    $  5,080    $    458
   Investments ........................................       2,995        --
   Accounts receivable-net ............................      37,419      36,474
   Inventories ........................................      22,941      17,801
   Deferred income taxes ..............................       1,354       1,303
   Other current assets ...............................       1,727       1,090
                                                           --------    --------
       Total current assets ...........................      71,516      57,126

Property, plant and equipment - net ...................       7,282       7,580
Other assets ..........................................       4,081       3,367
                                                           --------    --------
                                                           $ 82,879    $ 68,073
                                                           ========    ========
Liabilities and Shareholders' Equity
Current Liabilities:
   Notes payable ......................................    $    165    $    286
   Accounts payable ...................................       5,846       4,925
   Accrued salaries and benefits ......................       3,170       4,186
   Accrued expenses ...................................       1,214       1,534
   Deferred service revenue ...........................       2,284       2,214
   Income taxes payable ...............................         604       1,005
                                                           --------    --------
       Total current liabilities ......................      13,283      14,150
                                                           --------    --------
Deferred income taxes .................................         843         791
                                                           --------    --------
Shareholders' Equity:
   Common stock, $.02 par value, 12,000,000 shares
      authorized; 9,402,354 and 9,113,031 shares issued
      and 8,811,948 and 7,682,425 outstanding .........         188         182
   Preferred stock, $.02 par value, 250,000 shares
      authorized ......................................        --          --
   Capital in excess of par value .....................      26,367      13,664
   Retained earnings ..................................      45,145      41,732
   Cumulative translation adjustment ..................        (185)       (167)
   Less 590,408 and 1,430,606 shares in treasury
      at cost .........................................      (2,762)     (2,279)
                                                           --------    --------
       Total shareholders' equity .....................      68,753      53,132
                                                           --------    --------
                                                           $ 82,879    $ 68,073
                                                           ========    ========




                   PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In Thousands)
                                   (UNAUDITED)

                                                           For the nine  months
                                                            ended September 30,
                                                            -------------------
                                                             1996        1995
                                                             ----        ----
Cash flows from operating activities:
   Net income .........................................  $  3,413    $  2,559
   Adjustments to reconcile net income to net cash
     provided by operating activities:
         Depreciation and amortization ................     1,773       1,771
         Provision for obsolete inventory .............     1,590       1,317
         Translation adjustments ......................       (18)        (28)
   Increase (decrease) from changes in:
         Accounts receivable-net ......................      (945)        487
         Inventories ..................................    (6,730)     (4,352)
         Other current assets .........................      (636)        388
         Other assets .................................      (386)        229
         Accounts payable .............................       921        (151)
         Accrued salaries and benefits ................    (1,017)       (535)
         Accrued expenses .............................      (320)         69
         Deferred service revenue .....................        70         487
         Income taxes payable .........................      (401)        408
         Deferred income taxes ........................         1          11
                                                         --------    --------
Net cash provided (used) by operating activities ......    (2,685)      2,660
                                                         --------    --------
Cash flows from investing activities:
   Purchase of investments ............................    (2,995)       --
   Capital expenditures ...............................      (910)       (906)
   Capitalization of software costs ...................      (893)       (411)
                                                         --------    --------
Net cash used in investing activities .................    (4,798)     (1,317)
                                                         --------    --------
Cash flows from financing activities:
   Net payments under line-of-credit agreements .......      (121)       --
   Proceeds from the issuance of common stock .........    13,311        --
   Proceeds from the exercise of stock options ........       952         257
   Acquisition of treasury stock ......................    (2,037)       (485)
                                                         --------    --------
Net cash provided (used) by financing activities ......    12,105        (228)
                                                         --------    --------
Net increase in cash and cash equivalents .............     4,622       1,115

Cash and cash equivalents at beginning of year ........       458       2,912
                                                         --------    --------
Cash and cash equivalents at end of period ............  $  5,080    $  4,027
                                                         ========    ========
Supplemental  disclosures  of cash flow  information:

Cash paid during the year for:
     Interest .........................................  $     43    $     11
     Income taxes, net of refunds .....................     1,577         876

                   PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)



1. The statements for the three and nine months ended September 30, 1996 and 1995 are unaudited; in the opinion of the Company such unaudited statements include all adjustments (which comprise only normal recurring accruals) necessary for a fair presentation of the results for such periods. The consolidated financial statements for the year ending December 31, 1996 are subject to adjustment at the end of the year when they will be audited by independent accountants. The results of operations for the three and nine months ended September 30, 1996 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 1996. The consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes for the years ended in December 31, 1995 and 1994 included in the Company's December 31, 1995 Annual Report to the Securities and Exchange Commission on Form 10-K.
     Earnings per share are based on the weighted average number of shares outstanding plus common stock equivalents under the Company's stock option plans.

2. Inventories are used in the manufacture, maintenance, and service of commercial systems. The components of inventory, net of related reserves, consist of the following:


                                                   (In Thousands)
                                                   --------------

                                             September 30,  December 31,
                                                  1996          1995
                                             ------------   ------------
              Finished goods ...............     $ 5,692     $ 4,427
              Work in process ..............       3,271       3,337
              Component parts ..............       6,706       3,979
              Service parts ................       7,272       6,058
                                                 -------     -------
                                                 $22,941     $17,801
                                                 =======     =======


     At September 30, 1996 and December 31, 1995, the Company had recorded reserves for obsolete inventory of $1,517,000 and $1,922,000, respectively.

Item 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                        QUARTER ENDED SEPTEMBER 30, 1996
                                  COMPARED WITH
                        QUARTER ENDED SEPTEMBER 30, 1995


Results of Operations


     The Company reported an increase in net income of 29% for the quarter ended September 30, 1996 compared to the same quarter of 1995. Net income was $2 million, or earnings per share of $.22, on net revenues of $27.9 million for the quarter ended September 30, 1996, compared to net income of $1.5 million, or earnings per share of $.19, on net revenues of $24 million for the same quarter of 1995.

     Product revenues increased 43% to $16.3 million in 1996 versus $11.4 million in 1995. PAR's Integrated Transaction Information Processing (ITIP) systems business for the restaurant industry was the main contributor to the third quarter growth. Sales to Whataburger, Taco Bell and Chick-fil-A were the key factors in the increase over 1995. During the third quarter, the Company received a $5.6 million order from Whataburger, Inc., a Texas based fast food chain. Approximately $3.7 million of this order was delivered in the third quarter with the balance expected to be shipped in the fourth quarter of 1996.

     Also in the third quarter of 1996, PAR Microsystems Corporation, a wholly owned subsidiary of the Company, received the International Standards Organization's (ISO) 9001 certification from TUV Essen, an internationally recognized ISO registrar. The ISO 9001 standards are the most comprehensive quality standards covering design, manufacturing and service. They are widely recognized throughout the European Community and in 57 other nations around the world, including the United States. Achieving this standard increases the Company's competitiveness in its worldwide markets.

     Service revenues decreased 4% to $6.2 million in the third quarter of 1996, compared to $6.4 million for the third quarter of 1995. This decrease was due to the non-reoccurrence in 1996 of several major customer equipment upgrade programs performed in the third quarter of 1995. This decline was partially offset by continuing activity under the exclusive integration contract with Taco Bell awarded in September 1995.

     Contract revenues were $5.4 million in 1996, a decrease of 11% from $6.1 million reported in 1995. This decrease was due to the cancellations for convenience of certain Company contracts by the Department of Defense. Partially offsetting this decrease was the Company's continuing activities in Airfield Management.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                        QUARTER ENDED SEPTEMBER 30, 1996
                                  COMPARED WITH
                        QUARTER ENDED SEPTEMBER 30, 1995



     Gross margin on product revenues was 45% in the third quarter of 1996, compared to 43% for the third quarter of 1995. The improved margins were due to lower electronic component costs and ongoing cost reduction programs. This was partially offset by reductions in the average selling prices to certain major customers during the period.

     Gross  margin  on  service  revenues  was 7% for  the  three  months  ended
September 1996 versus 25% for the same three months of 1995. This decline resulted from lower margins on a special integration project requested by a customer, as well as costs associated with the transition to a new third party service provider which the Company uses in certain parts of the United States. Additionally, certain equipment upgrade programs had a favorable impact on margins in the third quarter of 1995.

     Gross margin on contract revenues was 6% in 1996 versus 9% in 1995. This margin decline was the result of favorable contract award fees in the third quarter of 1995.

     Selling, general and administrative expenses were $4.7 million in 1996, an increase of 20% from the $3.9 million reported in 1995. This is primarily due to an increase in the restaurant ITIP sales force costs in 1996 versus 1995 which supports the Product revenues increase of 43% for the quarter.

     Research and development expenses were $1.1 million in the third quarter of 1996, a decrease of 8% from the $1.2 million recorded in 1995. Although the Company increased its expenditures in its ITIP restaurant and manufacturing/warehousing businesses, net research and development expenses declined due to the requirement to capitalize certain software development costs under the Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. The Company incurred more software costs meeting this requirement in 1996 than in 1995. Research and development costs attributable to government contracts are included in cost of contract revenues.

     Other income was $415,000 in 1996 versus $217,000 in 1995. This increase was primarily due to interest earned on proceeds from the recently completed secondary common stock offering.

     The effective tax rate for the third quarter of 1996 was 28.2% versus 29.6% a year ago. In 1996 the Company benefited from the favorable results of a federal income tax audit. In 1995 the tax rate reflected the utilization of certain foreign tax credits.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                      NINE MONTHS ENDED SEPTEMBER 30, 1996
                                  COMPARED WITH
                      NINE MONTHS ENDED SEPTEMBER 30, 1995



     The Company reported net income of $3.4 million, or earnings per share of $.40, on revenues of $81.8 million for the nine months ended September 30, 1996. This compares to net income of $2.6 million, or earnings per share of $.32, on revenues of $72.4 million for the same nine-month period of 1995.

     Product revenues increased 19% to $42.4 million in 1996 versus $35.7 million in 1995. This increase was the result of ITIP sales to the Company's restaurant customers including Taco Bell, KFC International and Whataburger. The Company's Vision businesses, although less than 2% of total revenue, also contributed to this increase.


     Service revenues increased 16% to $20.9 million for the first nine months of 1996 compared to $17.9 million for the same period of 1995. This increase was due to special service integration projects requested by customers and the Taco Bell service integration contract discussed previously.

     Contract revenues were $18.6 million in 1996, a decrease of 1% from $18.8 million reported in 1995. The decrease is due to the completion of a large site contract in 1995 and the cancellation for convenience by the Department of Defense of certain other programs in 1996. These declines have been virtually offset by the Company's Airfield Maintenance Contract at Griffiss Air Force Base and work in environmental monitoring and hazardous materials tracking.

     Gross margin on product revenues was 41% in 1996 and 1995. Certain reductions in selling prices have been offset by the Company's ability to reduce its product costs.

     Gross margin on service revenues was 13% for the nine months ended September 30, 1996 versus 21 % for the same nine months of 1995. Periodically, the Company is requested to perform special integration projects for certain customers. The 1996 projects involved more labor and generated less gross margin than the 1995 projects. Additionally, third party transaction costs contributed to the margin decline in 1996.

     Gross margin on contract revenues was 6% in 1996 compared to 7% for the same period in 1995. This decrease is attributable to contract mix and higher award fees in 1995.

     Selling, general and administrative expenses were $13 million in 1996 compared to $12.2 million in 1995, an increase of 7%. This increase was the result of expanding sales force costs in the Company's restaurant, manufacturing/warehousing and Vision businesses.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                      NINE MONTHS ENDED SEPTEMBER 30, 1996
                                  COMPARED WITH
                      NINE MONTHS ENDED SEPTEMBER 30, 1995



     Research and development expenses were $3.7 million in 1996, a decrease of 2% from the $3.8 million in 1995. The decrease is primarily due to the requirement to capitalize certain software costs as discussed above.

     Other income was $650,000 in 1996 versus $203,000 in 1995. This increase was due to the interest earned on proceeds from the recently completed secondary stock offering, and a 1995 charge to the Company's equity interest for losses incurred by Phoenix Systems & Technologies, Inc.

Liquidity and Capital Resources

     Cash flows to meet the Company's requirements for operating, investing and financing activities for the nine months ended September 30, 1996 and 1995 are reported in the Consolidated Statement of Cash Flows.

     The Company's primary source of liquidity has been from operations. Cash used by operating activities was $2.7 million in the first nine months of 1996, compared to cash provided of $2.7 million in 1995. In 1996 the Company increased its restaurant ITIP and service inventory in anticipation of future sales orders and service requirements.

     Cash used in investing activities was $4.8 in 1996, compared to $1.3 million in 1995. In 1996, the Company used a portion of the proceeds received from its stock offering to purchase short-term investments. Capital expenditures in 1996 were for internal use computers and other miscellaneous items; in 1995, capital expenditures were primarily for upgrades to internal use software.

     Cash provided from financing activities was $12.1 million for the first nine months of 1996 compared to cash used of $228,000 in 1995. In 1996 the Company sold 975,200 shares of common stock in a secondary offering which netted approximately $13.3 million. The Company also received $952,000 from the exercise of employee stock options. During 1996 the Company purchased into treasury, 135,000 shares of its stock at a cost of approximately $2 million.

     The Company has line-of-credit agreements with certain banks, which aggregate $27.4 million, of which $165,000 was in use at September 30, 1996. The Company believes that it has adequate financial resources to meet its future liquidity and capital requirements.

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

Concentration of Major Customers

     A small number of customers has historically accounted for a majority of the Company's net revenues in any given fiscal period. The majority of the Company's customers are not obligated to make any minimum level of future purchases from the Company or to provide the Company with binding forecasts of product purchases for any future period. In addition, major customers may elect to delay or otherwise change the timing of orders in a manner that could adversely effect quarterly and annual results of operations. The loss of, or reduced sales to, any one or more of the Company's major customers could materially and adversely affect the Company's business, operating results and financial condition.

Fluctuations in Quarterly Operating Results

     The Company has experienced and expects to continue to experience quarterly fluctuations in its net revenues and net income. Due to the dynamics associated with the year-end capital budget planning of many of PAR's restaurant ITIP customers and the preference of some restaurant ITIP customers to install new systems between the busy summer and Christmas seasons, the Company has historically realized a higher amount of its restaurant ITIP systems sales and overall net income during the second half of the year. Major restaurant ITIP customers may, however, elect to delay purchases of the Company's products. If for any reason the Company's sales were below seasonal norms during its fourth fiscal quarter, the Company's annual operating results could be adversely affected. The Company's quarterly operating results may also vary as a result of such factors such as the timing or cancellation of customer orders, especially major customers, delays in order placement on the part of major customers in anticipation of the introduction of new products by the Company, price reductions by competitors or by the Company, the market acceptance of newly introduced products, significant fluctuation in the pricing of components of the Company's products and introductions of new or enhanced competing products. Because a high percentage of the Company's costs, including personnel and facilities costs, are relatively fixed, variations in the timing of orders and shipments can cause significant variations in quarterly financial results.

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

Government Contracts

     The government  contracting business is subject to various risks including:
(1) unpredictable contract or project termination, reductions in funds available for the Company's projects due to government policy changes and contract adjustments and penalties arising from post-award contract audits and incurred cost audits in which the value of the contract may be reduced; (2) risks of underestimating costs, particularly with respect to software and hardware development, for work performed pursuant to "fixed-price" contracts, where the Company commits to achieve specified deliveries for a predetermined fixed price;
(3) limited profitability from "cost-plus" contracts under which the amount of profit attainable is limited to a specified negotiated amount, usually in the range of six to ten percent of estimated costs, although no assurance can be given that acceptance of contract deliverables to the customer, and contract close-out procedures, including government approval of final indirect rates. In addition, budgetary constraints and changes in spending priorities in government agencies, including the Department of Defense, have resulted in sudden program changes, reductions or cancellations in the past and such conditions may be expected to continue. As a result, the Company's revenues may fluctuate from year to year and quarter to quarter depending on government procurement activity in the Company's areas of business. In addition, the Company's government contracts are subject to termination for the convenience of the government. If the government terminates on this basis, the Company would be entitled to recover its allowable costs incurred as well as a reasonable profit on the work performed.

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

         None during the third quarter of 1996.

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









Date:    November 5, 1996




                                     /s/RONALD J. CASCIANO
                                     ---------------------
                                     Ronald J. Casciano
                                     Vice President, Chief Financial Officer
                                     and Treasurer