Form 10-Q/A
period 1996-06-30
PAR TECHNOLOGY CORP
filed 1996-11-18
CIK 708821

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                                    FORM 10-Q/A

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


     The number of shares outstanding of registrant's common stock, as of July 25, 1996 - 8,760,378 shares.

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









Date:    November 18, 1996






                                        /s/RONALD J. CASCIANO
                                        ---------------------
                                        Ronald J. Casciano
                                        Vice President, Chief Financial Officer
                                        and Treasurer