Form 10-K
period 1996-12-31
PAR TECHNOLOGY CORP
filed 1997-03-27
CIK 708821

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

--------------------------------------------------------------------------------
                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  For the Fiscal Year Ended December 31, 1996.
                                       OR

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

--------------------------------------------------------------------------------

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

     The aggregate market value of the voting stock held by non-affiliates of the registrant based on the average price as of March 14, 1997 - $45.4 million.

     The number of shares outstanding of registrant's common stock, as of March 14, 1997 - 8,835,365 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's proxy statement in connection with its 1997 annual meeting of stockholders are incorporated by reference into Part III.

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

                                     PART IV

         Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

         Signatures

                           PAR TECHNOLOGY CORPORATION

                                     PART I




Item 1:  Business

         PAR Technology Corporation ("PAR" or the "Company") provides sophisticated integrated transaction information processing ("ITIP") solutions that enable the reliable capture, preservation, processing and management of information throughout a business enterprise. The Company is a leading supplier of ITIP solutions to the quick service restaurant industry and also provides ITIP solutions for manufacturing/warehousing enterprises. The Company's systems-based solutions have been engineered to perform reliably under harsh operating conditions and incorporate high levels of systems integration, in-depth knowledge of the customers' workflow processes, and local and wide-area networking capability.

         The Company also develops advanced computer-based systems and technologies for government agencies. Through its government-sponsored development work, PAR has generated significant technologies with commercial applications, from the transaction information processing capability underlying its primary business, to advanced vision technology currently being implemented in the Company's proprietary Corneal Topography System ("CTS") for use in ophthalmic diagnoses and surgical procedures.

         Information concerning the Company's industry segments for the three years ended December 31, 1996 is set forth in Note 11 to the Consolidated Financial Statements included elsewhere herein.

         The Company's principal executive offices are located at PAR Technology Park, 8383 Seneca Turnpike, New Hartford, New York 13413-4991, telephone number
(315) 738-0600. Unless the context otherwise requires, the term "PAR" or "Company" as used herein means PAR Technology Corporation and its wholly-owned subsidiaries.

                               Commercial Segment

         PAR, through its wholly-owned subsidiary PAR Microsystems Corporation, is a leading supplier of ITIP solutions to the quick service restaurant industry and also provides ITIP solutions for manufacturing/warehousing enterprises. The Company's POS restaurant ITIP system solution combines flexible, extendible systems software connecting its open-system architecture hardware platform with ruggedized fixed and wireless order-entry terminals, video monitors and PAR and third-party supplied peripherals networked via an Ethernet LAN and accessible to enterprise-wide network configurations. For manufacturing and warehousing enterprises, the Company designs and implements complex integrated ITIP solutions incorporating its TPS(TM) data collection and management software that provide real-time connectivity with multiple host computers, diverse legacy applications software and "best-of-breed" software and data input hardware technologies. PAR further provides extensive systems integration capabilities to design, tailor and implement solutions that enable its customers to manage, from a central location, all aspects of data collection and processing for single or multiple site enterprises. The Company's wholly-owned subsidiary, PAR Vision Systems Corporation has developed a Corneal Topography System (CTS) which maps the surface of the cornea of the human eye. Additionally, the Company has developed and is marketing an automatic vision inspection system called Qscan(R) for the food-processing industry. This system utilizes a specialized image processing technique to detect contaminants in filled containers.

Products

         The demands of the major quick service chains include rugged, reliable point of sale systems capable of recording, transmitting and coordinating large numbers of orders for quick delivery. The Company's modular, integrated solutions permit its QSR customers to configure their restaurant ITIP systems to meet their order-entry, menu, food preparation and delivery coordination requirements while recording all aspects of the transaction at the site. The current offerings are the result of the Company's 19 years of experience in and an in-depth understanding of the QSR market. This knowledge and expertise is reflected in its product design, manufacturing capability and systems integration skills.

         Software. The Company's current POS software, G/T, has been written in the C programming language, operates under Microsoft DOS, is compatible with QNX real-time operating systems and supports a distributed processing environment across an Ethernet LAN. The features and functions of the software are extensive and incorporate a high degree of flexibility for the routing and displaying of orders in real-time and for the design and configurability of the Company's display data-entry terminals.

         Recently PAR introduced intouch(TM), a new software application which enables the Company to expand its offerings beyond QSR to the full service and delivery markets. In addition, this software offers a back office application which includes such features as labor scheduling and inventory management. The software also supports in-store communications between terminals, remote printers and displays, and back office PCs through an Ethernet LAN.

         Hardware. The Company's POS system, is an open architecture hardware platform with industry standard components. The POS hardware supports a distributed processing environment and incorporates an advanced restaurant ITIP system, utilizing Intel microprocessors, standard PC expansion slots, Ethernet LAN and standard Centronics printer ports. The system augments its industry standard components with features for QSR applications such as multiple video ports. The POS system utilizes distributed processing architecture to integrate a broad range of PAR and third-party peripherals and is designed to withstand the harsh QSR environment. The system has a favorable price-to-performance ratio over the life of the system as a result of its PC compatibility, ease of expansion and use and high reliability design.

         Display terminals process and track customer orders, process employee timekeeping records, and provide on-screen production and labor scheduling. Registers may be configured with a touch screen rather than a fixed position keyboard, allowing greater flexibility in menu design. The POS touch screen configuration allows a restaurant manager to easily reconfigure or change the menu to add new food items or provide combination meals without reprogramming the system. Wireless hand-held terminals permit restaurant employees to take orders while customers are waiting or in drive-thru lines, thus increasing the speed of service, as the customer's food order is complete by the time he or she reaches the counter and pays for the order. This system also utilitizes video monitors, printers and various other devices which can be added to a LAN. The manager can use a standard microcomputer to collect and report on store-generated data.

         Systems Integration. The Company utilizes its systems integration and engineering expertise in developing functions and interfaces for its restaurant ITIP products to meet diverse customer requirements. The Company works closely with its customers to identify and accommodate the latest developments in restaurant technology by developing interfaces to equipment, including innovations such as automated cooking and drink dispensing devices, customer-activated terminals and order display units located inside and outside of the restaurant. The Company provides systems integration to interface specialized components, such as television monitors, coin dispensers and non-volatile memory for journalizing transaction data, as may be required in some international applications. The Company also integrates the restaurant manager's back office computer, as well as corporate home office computers, as management information requirements dictate.

Manufacturing/Warehousing ITIP Systems

         The Company's manufacturing/warehousing information processing systems business provides enabling and applications software and systems integration services to manufacturing and warehousing end users through distributed enterprise networks. The Company's primary product offering to the manufacturing/warehousing industry is its TPS data collection enabling software package. TPS is an open platform, middleware application that provides connectivity across multiple non-compatible host computers, including those manufactured by International Business Machines Corporation, Hewlett-Packard Company, and Digital Equipment Corporation. TPS also provides connectivity among diverse MRP, MRP II and MES programs (such as MANMAN and SAP) and fixed-base and hand-held RF data collection terminals on the factory floor, including those sold by Burr-Brown Corporation, Intermec Corporation, Maxilan Corporation, Norand Corporation, Symbol Technologies and Telxon Corporation. TPS offers simplified system use and operations while maintaining system speed in complex transaction processing environments. TPS provides a flexible and highly functional platform for on-line transaction processing applications such as distribution time and attendance, inventory control, warehousing, job status, scheduling and quality control. Data can be directly read from and written to host databases, as well as forwarded to managers, who can respond quickly to production deviations based on real-time information.

         The Company offers system integration services for implementing data collection hardware and its TPS software for its clients. PAR's team of systems engineers, application developers, and product support personnel have experience in providing optimal system integration solutions, and work closely with customer personnel to define requirements, identify solutions, and implement solutions based on the customer's needs.

Ophthalmic Diagnostic and Surgical Market

         PAR's Vision System Corporation's Corneal Topography System is a current example of the Company's ability to develop a commercial product from technology developed under contract for the U.S. Government. With the growth of refractive surgery to change the shape of the cornea, the foreseeable introduction of the excimer laser for photorefractive keratotomy ("PRK") and the desire to develop customized contact lenses, PAR recognized a need for corneal topography system which could directly measure the true elevation/shape of the cornea and created CTS. CTS used PAR patented technology and complex proprietary algorithms and software to provide the eye care professional with true elevation, curvature and refractive power data across the entire cornea.

         The Company's focus market for its CTS products is the eye care industry, including ophthalmologist, optometrists, excimer laser centers, refractive surgery centers, hospitals, eye banks, custom contact lens labs, research centers and university medical schools. Corneal topography has important applications in diagnostics, inpatient screening, preoperative surgical planning, postoperative evaluation, patient follow-up, patient co-management, and contact lens fitting and design. In addition, corneal topography is an effective patient education and marketing tool.

X-Ray Inspection Systems

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

Maintenance and Service

         The Company offers a range of maintenance and support services as part of its total solutions for its targeted transaction processing markets. In the North American restaurant ITIP market, the Company provides comprehensive maintenance and upgrade services for its own and third-party equipment and systems through a 24-hour central telephone customer support and diagnostic service in Boulder, Colorado and a field service network consisting of 60 locations offering factory, on-site, and depot maintenance and spare unit rentals. When a restaurant ITIP system is installed, PAR employees train the restaurant employees and managers to ensure efficient use of the system. If a problem occurs, PAR's current software products allow a service technician to diagnose the problem by telephone, greatly reducing the need for on-site service calls. The Company has contracted with Taco Bell, the Company's largest customer in fiscal 1996, to serve as the exclusive service integrator for restaurant ITIP systems, back office computer systems, hand-held data entry devices and other computer-based equipment in all company-owned Taco Bell, Taco Bell Express and Hot `n Now restaurants in the United States, Canada and Puerto Rico.

         The Company also maintains service centers in Europe, South Africa, Australia and Asia. The Company believes that its ability to address all support and maintenance requirements for a customer's restaurant ITIP network provides it with a competitive advantage.

         In the manufacturing/warehousing market, the Company offers technical support through an experienced product support staff available in the field or by telephone. The Company also provides training classes, led by experienced and highly qualified personnel, on its products and implementations, including both hands-on experience with use of software and operation of hardware. The Company offers ongoing maintenance and enhancements.

Marketing

         Restaurant ITIP. Sales in the restaurant ITIP market are usually generated by first gaining the approval of the restaurant chain as an approved vendor. Upon approval, marketing efforts are then directed to franchisees of the chain. Sales efforts are also directed toward franchisees of chains for which the Company is not an approved vendor. The Company employs direct sales personnel in five sales groups. The National Accounts Group works with major restaurant chain customers. The North and South American Sales Group targets franchisees of the major restaurant chain customers, franchisees of other major chains, as well as smaller chains. The International Sales Group seeks sales to major customers with restaurants overseas and to international chains that do not have a presence in the United States. The New Accounts Group seeks sales to major new corporate accounts.

         Manufacturing/Warehousing ITIP. The Company's direct sales efforts in the manufacturing/warehousing ITIP market are generally focused on the highest level of the customer's executive management. Substantial lead time is required in sales efforts due to the fact that automation equipment is normally fitted into the manufacturing or warehousing environment as a plant is constructed. The Company has also entered into strategic marketing relationships with several companies, including Intermec Corporation, Norand Corporation and Telxon Corporation, and Ernst and Young LLP.

         CTS. The Company currently utilizes a direct sales force to market CTS. The Company also has created an international dealer network in Europe, Asia, South America, Australia and Canada in order to address the wide geographical scope of the market.

Competition

         Competition in the restaurant ITIP and manufacturing/warehousing ITIP markets is based primarily on functionality, reliability, quality, performance and price of products, and service and support. The Company believes that its principal competitive advantages include its focus on a total solution offering, its advanced development capabilities, its industry knowledge and experience, product reliability, its direct sales force, the quality of its support and quick service response, and, to a lesser extent, price. The markets in which the Company competes are highly competitive. There are currently more than 10 suppliers who offer some form of sophisticated restaurant ITIP system similar to the Company's. The Company competes with other vendors of ITIP systems and the internal efforts of its current or prospective customers. Major competitors include Panasonic, International Business Machines Corporation, NCR and Micros Systems Inc. The Company believes that the manufacturing/warehousing ITIP market is highly fragmented. In the CTS market, competitors include EyeSys Technologies Inc., Tomey Technology, Inc. , Alcon Laboratories, Inc. and Humphrey Instruments (a division of Carl Zeiss, Inc.).

Backlog

         At December 31, 1996, the Company's backlog of unfilled orders for the Commercial segment was approximately $1,877,000 compared to $20,600,000 a year ago. Most of the present orders will be delivered in 1997. The decline in backlog is primarily due to the Company fulfilling its requirements under the Taco Bell Contract during 1996. Commercial segment orders are generally of a short term nature and are usually booked and shipped in the same fiscal year.

Research and Development

         The highly technical nature of the Company's restaurant POS, manufacturing/warehousing, and Vision products requires a significant and continuous research and development effort. The Company engages in the research and development of new technologies under government contracts and through internally funded projects. Research and development expenses on internally funded projects were approximately $5,005,000 in 1996, $5,331,000 in 1995, $5,009,000 in 1994. See Note 1 to the Consolidated Financial Statements incorporated herein by reference for discussion on Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.

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

                               Government Segment

         PAR has two wholly-owned subsidiaries in the government business segment, PAR Government Systems Corporation (PGSC) and Rome Research Corporation
(RRC). These companies provide federal and state government organizations, including the Department of Defense (DoD), with a wide range of technical products and services. PGSC is involved with the design, development and systems integration of state-of-the-art data processing systems, and with advanced research and development for high-technology projects. RRC provides engineering services, software development/testing, and operation & maintenance for government facilities. The Company's products cover the entire development cycle for Government systems: requirements analysis, design specification, development, implementation, installation, test and evaluation. The Company also develops and markets off-the-shelf software products for both DoD and commercial use.

PAR Government Systems Corporation

         PGSC is organized into four divisions. Two divisions, Image & Signal Processing, and Special Programs & Command, Control, Communications and Intelligence (C3I) deal principally with the Department of Defense, while the other two divisions, Logistics Management Systems, and Environmental & Geographical Information Systems (GIS), have both government and commercial contracts. PGSC's headquarters and data processing technology center is in New Hartford, NY and its Center for Advanced Sensor Processing is located in La Jolla, CA, the San Diego Technology Center. PGSC has a Joint Surveillance Target Attack System (JSTARS) project office located in Melbourne, FL to support Northrop Grumman Corporation.

         PGSC has designed and implemented advanced software systems that have often become key components for the later development of large DoD systems. PGSC's strategy has been to identify the Government's data processing needs and to provide special--sometimes unique--solutions for either the Government or prime contractors. PGSC is currently involved in radar, infrared and electro-optical sensor data handling, design of algorithms for highly accurate real-time tracking, sensor systems design and evaluation, massively parallel processing, geographic information systems, image processing, environmental data monitoring, command and control, mission planning, and asset tracking & data management. Additionally, new environmental monitoring business is being conducted for state agencies and public utilities in New York and Pennsylvania.

Image & Signal Processing

         This business sector deals with the collection and analysis of complex and massive sensor data. PGSC is a leader in developing and implementing target detection and tracking algorithms for both radar and infrared sensor systems. Since 1986, PGSC has been a key contributor to the full-scale engineering development for J-STARS, providing algorithm development and data handling for both moving target indicator and synthetic aperture radar technologies that detect, track and target moving enemy vehicles.

         PGSC scientists have also developed sensor concepts and algorithms to address the difficult problem of detecting low-contrast targets against cluttered background (e.g., finding a cruise missile or fighter aircraft against a terrain background). Technical approaches developed for radar and infrared sensors have been applied to other research and operational sensor systems.

Special Programs & C3I

         PGSC provides special data handling and system interoperability for key Government customers. PAR's operation of the Image Exploitation 2000 facility for the Air Force's Rome Laboratory has assisted with the introduction of many new data handling concepts, including imagery dissemination using Internet technology. Key contracts in command and control are being conducted for the Defense Advanced Research Projects Agency (DARPA). Image processing and mission planning are conducted to support many DoD military exercises and training programs.

Logistics Management Systems

         This division provides seamless visibility for a user's assets, utilizing small electronic tags on assets and cargos to communicate information on an asset's location and state. Under a contract with the U.S. Department of Transportation and the National Institute for Environmental Renewal (NIER), PGSC is providing a system that will monitor and track hazardous material (HAZMAT) cargoes on trucks in Northeastern Pennsylvania. A second program phase tracks these cargos within an intermodal port facility in Los Angeles, California. Through internal funding, PGSC has extended this technology to produce a commercial product, Cargo*Mate, that will be able to track high-value or hazardous cargos in a variety of transport or warehouse environments. Pilot evaluations with commercial clients are underway.

Environmental & GIS

         An environmental measurement and data management system has been implemented for the NIER which integrates field sensors, GIS systems, image processing, contaminant monitoring, risk assessment, and site modeling. This environmental data system has been used to assess conditions at several private and government-owned sites, addressing air and water quality monitoring, detection and monitoring of soil and underground contaminants, and emergency response for flooding situations.

         This division also addresses the movement of massive data sets, and the adaptation of mapping data to meet user needs for mission planning, and decision support. U.S. Government agencies use PGSC's software to rapidly convert images to digital maps; to store, edit, and retrieve such maps; and to extract features from digital data bases. Applications of these GIS technologies also address the needs of state and local government groups.

Rome Research Corporation

         RRC provides management and engineering service solutions to the Department of Defense (DoD) and other Government and commercial customers. At DoD sites located around the United States, RRC operates and maintains facilities including airfields, electromagnetic laboratories, and state-of-the-art antenna measurement ranges. RRC personnel plan, execute, and evaluate experiments involving advanced radar systems, electronic countermeasures systems, and communications systems, and operate training and operational communications equipment. RRC also provides software test and validation, and has developed a relationship with Northrup Grumman Corporation to support the testing of operational software for the J-STARS project.

Test Laboratory and Range Operations

         RRC provides management, engineering, and technical services under several contracts with the U.S. Air Force and the U.S. Navy. These services include the planning, execution, and evaluation of tests at government ranges and laboratories operated and maintained by RRC. Test activities encompass unique components, specialized equipment, and advanced systems for radar, communications, electronic countermeasures, and integrated weapon systems. RRC also develops complex measurement systems in several defense-related areas of technology. These systems are computer-based and have led to the development by RRC of a significant software capability, which provides the basis for competing in new markets.

Software Test and Validation

         RRC supports the Northrup Grumman J-STARS program, which provides RRC with a means of expanding its business base into a different segment of the defense industry. The J-STARS effort is RRC's first venture into the software verification and validation arena, with RRC engineers embedded in the Northrup Grumman test organization for formal qualification of the entire J-STARS suite. RRC participates in all phases of the test process, from initial analysis to government acceptance. The ability to provide a wide range of software technology is particularly important during a period when almost all engineering efforts require the application of complex software and hardware in support of a given task.

Airfield Management

         RRC manages all phases of airfield operations of the Griffiss Minimum Essential Airfield (MEA) at the former Griffiss Air Force Base in Rome, NY. Griffiss MEA has one of the world's largest runways, and is the only airfield ever to be privatized by the U.S. Air Force. RRC provides a full range of services, from air traffic control and airfield management to grounds maintenance, in support of the U.S. Army's 10th Mountain Division.

Advanced Research and Development

         RRC supports numerous technology demonstrations for the DoD, including the Advanced Sensor Technology Program (ASTP), dedicated to air defense surveillance and reconnaissance systems for missile defense. RRC supports the development of sensor systems and fusion processor programs for the ASTP. RRC also supports Navy airborne surveillance systems through the development of advanced optical sensors. Technology efforts include optical materials characterization, laser design and analysis, image and signal processing, and aircraft systems integration.

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

         Additionally, the books and records of the Company are audited by the Defense Contract Audit Agency on a regular basis. Such audits can result in adjustments to contract costs and fees. Audits have been completed through the Company's fiscal year 1994 and have not resulted in any material adjustments.

Marketing and Competition

         The Company's marketing activities in the Government sector are conducted primarily by senior- and middle-management and technical staff members. Marketing begins with collecting information from a variety of sources concerning the present and future requirements of the Government and other potential customers for the types of technical expertise provided by the Company. A proven approach is for the Company to enter into teaming arrangements with other contractors. Teaming arrangements allow the contractors to complement the unique capabilities of each other and to offer the Government the best combination of capabilities to achieve the performance, cost, and delivery schedule desired for the system being procured. Structuring the right teaming arrangement can significantly enhance a contractor's competitive position. Some of the contractors that the Company has previously, or is presently, teamed with are AAI, GDE, Harris, Lockheed-Martin, Northrop Grumman Corporation, GTE, and TASC.

         Although the Company believes it is positioned well in its chosen areas of image and signal processing, telecommunications and engineering services, competition for Government contracts is intense. Many of the Company's competitors are, or are controlled by, companies such as Lockheed-Martin, SAIC and Hughes that are larger and have substantially greater financial resources. The Company also competes with many smaller companies that target particular segments of the Government market. Typically, seven or more companies will compete for each contract and, as previously discussed, PAR sometimes bids as part of a team with other companies. Contracts are obtained principally through competitive proposals in response to requests for bids from Government agencies and prime contractors. The principal competitive factors are prior experience, the ability to perform, price, technological capabilities, and service. In addition, the Company sometimes obtains contracts by submitting unsolicited proposals.

Backlog

         The dollar value of existing Government contracts at December 31, 1996, net of amounts relating to work performed to that date, was approximately $19,700,000, of which $4,800,000 was funded. At December 31, 1995, the comparable amount was approximately $32,088,000, of which $7,568,000 was funded. The 1996 backlog has declined from the prior year primarily due to the Company's continuing performance on existing, multi-year contracts. Funded represents amounts committed under contract by Government agencies and prime contractors. The December 31, 1996 Government contract backlog of $19,700,000 represents firm, existing contracts. Approximately $12,300,000 of this amount will be completed in calendar year 1997 as funding is committed.

                                    Employees

         As of December 31, 1996, the Company had 788 employees, approximately 68% of whom are engaged in the Company's Commercial segment, 24% are in the Government segment, and the remainder are corporate employees.

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

Item 2:  Properties

         The following are the principal  facilities (by square footage) of the
Company:


                     Industry               Floor Area              Number of
   Location           Segment           Principal Operations         Sq. Ft.
   --------           -------           --------------------         -------

New Hartford, NY     Commercial      Principal executive offices     148,000
                     Government        manufacturing, research and
                                       development laboratories,
                                       computing facilities
Boulder, CO          Commercial      Service                          17,500
Rome, NY             Government      Research and Development         15,000
Norcross, GA         Commercial      Research and Development          9,200
Sydney, Australia    Commercial      Sales and Service                 8,800
La Jolla, CA         Government      Research and Development          8,400
Arlington, TX        Commercial      Sales, Research and Development   6,100
San Antonio, TX .    Commercial      Sales                             4,700
Irvine, CA           Commercial      Sales and Service                 4,500


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

Item 4:  Submission of Matters to a Vote of Security Holders

          None

                                     PART II


Item 5: Market for the Registrant's Common Stock and Related Stockholder Matters

         The Company's Common Stock, par value $.02 per share, trades on the New York Stock Exchange (NYSE symbol - PTC). At December 31, 1996, there were approximately 906 owners of record of the Company's Common Stock, plus those owners whose stock certificates are held by brokers.

          The following table shows the high and low stock prices for the two years ended December 31, 1996 as reported by New York Stock Exchange:


                                1996                    1995
                        ------------------        ----------------
  Period                Low           High        Low         High
  ------                ---           ----        ---         ----

First Quarter           8 1/4        16 7/8       5 7/8        9 3/4
Second Quarter         14 1/8        19 7/8       8           10 3/4
Third Quarter          12 3/8        17 3/4       8 1/4       10 3/4
Fourth Quarter         10 3/4        14 3/4       8 5/8       10 1/4


         The Company has not paid cash dividends on its common stock, and its Board of Directors presently intends to continue to retain earnings for reinvestment in growth opportunities for the Company. Accordingly, it is anticipated that no cash dividends will be paid in the foreseeable future.

Item 6:  Selected Financial Data


                 SELECTED CONSOLIDATED STATEMENT OF INCOME DATA
                    (In thousands, except per share amounts)


                                     Year ended December 31,
                       ------------------------------------------------------
                           1996       1995       1994       1993       1992
                       ------------------------------------------------------
Total revenues         $ 117,661   $ 107,394  $  94,530   $ 81,247   $ 73,271
                       =========   =========  =========   ========   ========

Net income             $   5,947   $   4,658  $   3,661   $  2,529   $  2,333
                       =========   =========  =========   ========   ========


Earnings per share     $     .69   $     .58  $     .46   $    .32   $    .30
                       =========   =========  =========   ========   ========





                    SELECTED CONSOLIDATED BALANCE SHEET DATA
                                 (In thousands)

                                       December 31,
                       -----------------------------------------------
                        1996       1995      1994      1993      1992
                       -----------------------------------------------
Working capital        $62,107   $42,976   $38,915   $34,489   $31,373
Total assets            86,758    68,073    60,642    60,449    53,433
Long-term debt            --        --        --        --        --
Shareholders' equity    72,602    53,132    48,645    44,530    41,858


Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations


       The following discussion and analysis highlights items having a significant effect on operations during the three-year period ended December 31, 1996. It may not be indicative of future operations or earnings. It should be read in conjunction with the Consolidated Financial Statements and Notes thereto and other financial and statistical information appearing elsewhere in this report.

Results of Operations -- 1996 Compared to 1995

       PAR Technology Corporation reported earnings per share of $.69 for the year ended December 31, 1996, an increase of 19% from the $.58 per share recorded for the year ended December 31, 1995. Net income increased 28% to $5.9 million in 1996 compared to $4.7 million for 1995. Revenues for 1996 were $117.7 million versus $107.4 million for 1995, an increase of 10%.

       Product revenues were $63.1 million for 1996, an 8% increase from the $58.3 million recorded in 1995. The increase was primarily due to sales of the Company's restaurant products. The Company's international product revenues increased 17% as major customers, KFC International and McDonald's, expanded their operations abroad. Domestically, the Company added Whataburger, Inc. a Texas based quick service restaurant chain, as a new account and increased its sales to Burger King Corporation ("Burger King") and Taco Cabana. The Company was selected in June 1996 as the provider of next-generation POS hardware solutions for Burger King. The Company recently completed a contract with Burger King under which it anticipates delivering systems to Burger King's 550 corporate stores in 1997. Partially offsetting these increases were lower sales to Taco Bell and McDonald's domestic restaurants. During 1996, the Company delivered systems that will fulfill Taco Bell's requirements through substantially all of 1997. The decline in McDonald's revenue is primarily the result of continuing efforts by this customer to select its future software migration path. Numerous replacement decisions are being postponed pending the outcome of this matter. Regardless of the situation , the Company anticipates that its worldwide sales to McDonald's will increase in 1997.

       The Company's manufacturing/warehousing ITIP business also reported lower sales. Although the Company added several new customers during 1996, the growth of this business was interrupted by technical problems encountered during the implementation of a large cellular network at a customer plant. Through our integration skills the problem was solved and the customer is proceeding with the rollout of our products at additional sites. The Company anticipates a return to growth by this business in 1997.

       Service revenues increased 20% to $30.1 million in 1996 compared to $25.1 million for 1995. This increase was due to the certain integration projects requested by customers, and the expansion of the exclusive service integration contract with Taco Bell which was awarded in the third quarter of 1995. Under this agreement, the Company is responsible for the servicing of all restaurant ITIP systems, back office systems and Help Desk and on-site support activities. Growth in installation and repair revenue also contributed to this increase.

       Contract revenues were $24.4 million for 1996, an increase of 2% from the $24 million reported in 1995. The government segment's engineering services business increased primarily due to the Griffiss Minimum Essential Airfield Contract awarded to Phoenix in 1995. The Company is a subcontractor to Phoenix to operate and maintain Griffiss Air Force Base. Additionally, the Company's software development and systems integration business continues to expand its efforts in environmental monitoring and hazardous materials tracking. Partially offsetting this increase was the cancellation for convenience of certain software development contracts of the Company by the Department of Defense and the completion of a large engineering services program in 1995.

       Gross margin on product revenues was 41% compared to 42% in 1995. Margins declined due to a reduction in average selling prices to several major customers during the year. The Company was able to minimize the effect of these pricing actions through lower part costs and other manufacturing cost reductions.

       Gross margin on service revenues was 14% in 1996 versus 17% in 1995. Periodically, the Company is requested to perform specific integration projects for certain customers. In 1996 these projects involved more labor and generated less gross margin than the 1995 projects. Additionally, costs relating to the transition to a new third party service provider contributed to the margin decline in 1996.

       Gross margin on contract revenues was 5% in 1996 compared to 6% in 1995. This decrease is attributable to contract mix and higher award fees in 1995.

       Selling, general and administrative expenses were $18 million in 1996, a decrease of 3% from the $18.5 million recorded in 1995. Included in 1995 was $1.1 million for allowances related to the Company's investment in and receivable from Phoenix. See Note 9 to the Consolidated Financial Statements for further discussion. Partially offsetting this decrease were expanding sales force costs in the Company's restaurant, manufacturing/warehousing and Vision businesses.

       Research and development expenses were $5 million in 1996, a decrease of 6% from the $5.3 million reported a year ago. Although the Company increased its expenditures in its ITIP restaurant and manufacturing/warehousing businesses, net research and development expenses declined due to the requirement to capitalize certain software development costs under the Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. The Company incurred more software development costs meeting this requirement in 1996 than in 1995. Research and development costs attributable to government contracts are included in cost of contract revenues.

       The Company's effective tax rate was 32.5% in 1996 compared to 33.6% in 1995. In 1996, the Company benefited from the favorable results of a federal income tax audit. In 1995, the tax rate reflected the utilization of certain foreign tax credits.

Results of Operations -- 1995 Compared to 1994

       PAR Technology Corporation reported earnings per share of $.58 for the year ended December 31, 1995, an increase of 26% from the $.46 per share recorded for the year ended December 31, 1994. Net income increased 27% to $4.7 million in 1995 compared to $3.7 million for 1994. Revenues for 1995 were $107.4 million versus $94.5 million for 1994, an increase of 14%.

       Product revenues were $58.3 million for 1995, a 10% increase from the $53 million recorded in 1994. Most of this increase occurred in the fourth quarter of 1995. This was primarily due to the Company's continued successful partnership with Taco Bell. In the fourth quarter of 1995, the Company received a $23 million order from Taco Bell for POS products. The Company began delivery of this order in 1995, with the majority to be shipped in 1996. The increase is also due to new contract awards from the Chick-fil-A restaurant chain. Product revenues also increased in 1995 due to the growth in the Company's ITIP manufacturing/warehousing business. This business won several new contracts in 1995 and grew 34% over 1994. Partially offsetting these increases was a decline in sales to KFC International due to a greater number of new store openings and replacement orders in 1994 than in 1995.

       Service revenues increased 20% to $25.1 million in 1995 compared to $20.8 million for 1994. The growth in service revenue was primarily related to higher installation revenue as a result of the increase in product revenues discussed above. Additionally, in the third quarter of 1995 the Company was awarded a service integration contract with Taco Bell. Certain product enhancement programs for various customers also contributed to this increase in 1995.

       Contract revenues were $24 million for 1995, an increase of 16% from the $20.7 million reported in 1994. The Government segment's engineering services and its software development and systems integration business both contributed to this increase. The Company was awarded new site contracts and expanded the scope of other existing contracts during 1995. The Company's software development business expanded its work in environmental systems.

       The Company's Rome Research Corporation (RRC) was awarded a $10 million, five-year contract as the prime subcontractor for the Griffiss Minimum Essential Airfield Contract awarded to Phoenix Systems and Technologies, Inc. (Phoenix). Under this contract, Phoenix and RRC provide engineering services to Griffiss Air Force Base.

       Gross margin on product revenues were 42% compared to 39% in 1994. Restaurant ITIP margins improved primarily due to certain customer discounts earned in 1994 that did not recur in 1995. Additionally, the Company was able to achieve certain product cost reductions in 1995.

       Gross margin on service revenues were 17% in 1995 and 1994. Margins benefited from increased revenues including revenue from certain product enhancement programs. However, this was offset by start-up costs related to the service integration contract with Taco Bell discussed above.

       Gross margin on contract revenues was 6% in 1995 compared to 5% in 1994. This margin improvement was the result of higher award fees earned on certain contracts due to high performance ratings and to a favorable contract mix.

       Selling, general and administrative expenses were $18.5 million in 1995, an increase of 27% from the $14.6 million recorded in 1994. This increase is primarily due to the expansion of the Company's worldwide Restaurant ITIP sales force, and growth in the manufacturing/warehousing ITIP sales force. Also, 1995 expenses included $1.1 million for allowances related to the Company's investment in and receivable from Phoenix.

       Research and development expenses were $5.3 million in 1995, an increase of 6% from the $5 million reported a year ago. The Company continued its investment in Restaurant ITIP hardware and software products. Additionally, the Company improved the technological performance of its CTS products.

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

       Cash flow used by operating activities was $2.9 million in 1996 compared to $767,000 in 1995. The Company's accounts receivable balance grew substantially in 1996 which was the result of timing of certain customer payments which are not due until the first quarter of 1997. Inventory levels also increased during 1996 due to the requirements to support the Company's different product lines and the need for additional service inventory to support expanding service integration activities.

       Cash used in investing activities was $2.5 million in 1996 compared to $1.8 million in 1995. The Company incurred $1.3 million for capital expenditures in 1996 and 1995. Capital expenditures in 1996 were primarily for internal use computer hardware and software. In 1995, the Company purchased internal use computer hardware and software and upgraded certain communications equipment.

       Cash flow provided by financing activities was $13.3 million in 1996 versus $101,000 in 1995. In 1996 the Company sold 975,200 shares of common stock in a secondary offering which netted approximately $13.3 million. The Company also received a $2.2 million benefit in 1996 from the exercise of employee stock options. Additionally in 1996, the Company purchased into treasury, 134,000 shares of its stock at a cost of approximately $2 million. In 1995, cash flow benefited by the proceeds from the exercise of employee stock options and short-term bank borrowings for working capital requirements. This was partially offset by the acquisition of treasury stock during the year.

       The Company has line-of-credit agreements with certain banks which aggregate $27.4 million, virtually all of which were unused at December 31, 1996. The Company believes that it has adequate financial resources to meet its future liquidity and capital requirements.

         The Company owns a 44% interest in Phoenix and was involved in the DoD's Mentor Protege Program with Phoenix. At December 31, 1996, Phoenix owes the Company $1.7 million (net of a $903,000 reserve) related to contracted manufacturing and services. Additionally, the Company has guaranteed a $900,000 line-of-credit borrowing of Phoenix. See Note 9 to the Consolidated Financial Statements for further discussion.

Important Factors Regarding Future Results

         Information provided by the Company, including information contained in this Annual Report, or by its spokepersons from time to time may contain forward-looking statements. Forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements involve risks and uncertainties, including without limitation, risks in technology development and commercialization, risks in product development and market acceptance of and demand for the Company's products, risks of downturns in economic conditions generally, and in the quick service sector of the restaurant market specifically, risks of intellectual property rights associated with competition and competitive pricing pressures, risks associated with foreign sales and high customer concentration and other risks detailed in the Company's filings with the Securities and Exchange Commission.

Item 8: Financial Statements and Supplementary Data

         The Company's 1996 Financial Statements, together with the report thereon of Price Waterhouse LLP dated February 12, 1997, are included elsewhere herein. See Item 14 for a list of Financial Statements and Financial Statement Schedules.

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure


         None.

--------------------------------------------------------------------------------
                                    PART III
--------------------------------------------------------------------------------

Item 10: Directors, Executive Officers and Other Significant Employees of the Registrant

The directors and executive officers of the Company and their respective ages and positions are:

      Name                   Age          Position
      ----                   ---          --------

Dr. John W. Sammon, Jr.       57    Chairman of the Board, President and
                                    Director

Charles A. Constantino        57    Executive Vice President and Director

J. Whitney Haney              62    President, PAR Microsystems and Director

Sangwoo Ahn                   58    Director

Dr. James C. Castle           60    Director

Albert Lane, Jr.              55    President, Rome Research

Dr. John P. Retelle, Jr.      51    President, PAR Government Systems

Ronald J. Casciano            43    Vice President, C.F.O. and Treasurer


 Other senior officers and significant employees of the Company and their respective ages and positions are:

      Name                    Age          Position
      ----                    ---          --------
James E. Cashman III           43   Vice President, International Sales
                                    and Service, PAR Microsystems

William L. Collier             53   Vice President, Sales and Marketing
                                    Industrial Transaction Processing Systems,
                                    PAR Microsystems

Gregory T. Cortese             47   Vice President, Business & Legal Affairs,
                                    General Counsel and Secretary

Donald A. England              45   Vice President, National Accounts
                                    PAR Microsystems




      Name                    Age          Position
      ----                    ---          --------

William J. Francis             45   Vice President Customer Service
                                    PAR Microsystems

Donald D. Hall                 61   Vice President Operations, Rome Research

F. Tibertus Lenz               46   Vice President and General Manager
                                    PAR Microsystems

Fred A. Matrulli               51   Vice President Operations
                                    PAR Vision Systems

Victor Melnikow                39   Vice President, Finance
                                    Rome Research

E. John Mohler                 53   Vice President Telecommunications
                                    Programs, PAR Government Systems

David W. Robbins               42   Vice President, San Diego Area Center
                                    PAR Government Systems

Robert G. Saenz                58   Vice President Engineering
                                    PAR Microsystems

Richard P. Sargent             65   Vice President Worldwide Sales
                                    PAR Microsystems

Penny Schob                    42   Vice President Field Operations
                                    PAR Microsystems

Warren M. Thomas               58   Vice President Advanced Technology
                                    Development, PAR Government Systems

Ben F. Williams                55   Vice President Business Development

William J. Williams            35   Vice President Operations
                                    PAR Microsystems

Alexander J. Zanon             58   Senior Vice President Operations
                                    PAR Government Systems

         The Company's Directors are elected in classes with staggered three-year terms with one class being elected at each annual meeting of shareholders. The Directors serve until the next election of their class and until their successors are duly elected and qualified. The Company's officers are appointed by the Board of Directors and hold office at the will of the Board of Directors.

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

     Dr. James C. Castle was appointed a Director of the Company in December, 1989. Dr. Castle has been the Chairman and CEO of U.S.C.S. International (previously U.S. Computer Services Corporation) since August, 1992. Prior to assuming that position, he was the President of Teradata Corp. since 1991. He also held the position of Chairman of the Board of Infotron Systems Corporation since 1989.

     Mr. Albert Lane, Jr. was appointed to President, Rome Research in 1988.

     Dr. John P. Retelle, Jr. was appointed President, PAR Government Systems in November 1993. He was Vice President, Business Development and joined the Company in July, 1993. Previously, he held a number of executive positions with Lockheed Corp.

     Mr. Ronald J. Casciano, CPA, was promoted to Vice President, C.F.O., Treasurer in June, 1995. Mr. Casciano had been Vice President and Treasurer since 1994. He joined the Company in 1983 as Corporate Controller.

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

     Mr. William J. Francis was promoted to Vice President, Customer Service of PAR Microsystems in February 1997. Previously he was the Vice President, Finance and Operations.

     Mr. Donald D. Hall joined Rome Research in November, 1990. He was promoted to Vice President, Operations in May, 1993. Previously, he served as a Colonel in the U.S. Marine Corp.

     Mr. F. Tibertus Lenz was promoted to Vice President and General Manager, Industrial Transaction Processing Systems in 1989.

     Mr. Fred A. Matrulli was promoted to Vice President, Operations of PAR Vision Systems in January, 1993. He held the positions of Vice President Production and Manager of Hardware Development for PAR Microsystems since 1987.

     Mr. Victor Melnikow was promoted to Vice President, Finance of Rome Research in July, 1995. Previously, he held the position of Controller.

     Mr. E. John Mohler joined the Company in 1994 as Vice President, Telecommunications Programs for PAR Government Systems. Prior to this, he was a self-employed consultant.

     Mr. David W. Robbins was promoted to Vice President, PAR Government Systems, San Diego Area Center in January, 1992. Mr. Robbins had been the Director of the Center since June, 1987.

     Mr. Robert G. Saenz joined the Company in 1989 as Vice President, Engineering of PAR Microsystems.

     Mr. Richard P. Sargent was promoted to Vice President, Worldwide Sales of PAR Microsystems in 1994. Previously, he was Vice President, International Sales.

     Ms. Penny Schob was promoted to Vice President, Field Operations of PAR Microsystems in February 1997. Previously she held the position of Director of Field Operations.

     Mr. Warren M. Thomas joined the Company in 1994 as Vice President, Advanced Technology Development of PAR Government Systems. Prior to PAR, he was Manager of Advanced Program Development for Northrop Grumman Corporation.

     Mr. Ben F. Williams was appointed Vice President, Business Development in 1986.

     Mr. William J. Williams was promoted to Vice President, Operations of PAR Microsystems in February 1997. Prior to this position, Mr. Williams was the Director of Manufacturing.

     Mr. Alexander J. Zanon was promoted to Senior Vice President, Operations of PAR Government Systems in 1986.

Item 11:      Executive Compensation

         The information required by this item will appear under the caption "Executive Compensation" in the Company's 1997 definitive proxy statement for the annual meeting of stockholders on May 22, 1997 and is incorporated herein by reference.


Item 12: Security Ownership Of Management And Certain Beneficial Owners

         The information required by this item will appear under the caption "Security Ownership Of Management And Certain Beneficial Owners" in the Company's 1997 definitive proxy statement for the annual meeting of stockholders on May 22, 1997 and is incorporated herein by reference.



Item 13:      Certain Relationships and Related Transactions

         The information required by this item will appear under the caption "Executive Compensation" in the Company's 1997 definitive proxy statement for the annual meeting of stockholders on May 22, 1997 and is incorporated herein by reference.

                                     PART IV

Item 14:  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)    Documents filed as a part of the Form 10-K

       (1)    Financial Statements:

              Report of Independent Accountants

              Consolidated Balance Sheet at December 31, 1996 and 1995

              Consolidated Statement of Income for the three years ended December 31, 1996

              Consolidated Statement of Changes in Shareholders' Equity for the three years ended December 31, 1996

              Consolidated Statement of Cash Flows for the three years ended December 31, 1996

              Notes to Consolidated Financial Statements

       (2)    Financial Statement Schedules:

              Valuation and Qualifying Accounts and Reserves (Schedule II)

(b)    Reports on Form 8-K

       None

 (c)   Exhibits

       See list of exhibits on page 50.

(d)    Financial statement schedules

       See (a)(2) above.

                        REPORT OF INDEPENDENT ACCOUNTANTS
                        OF FINANCIAL STATEMENT SCHEDULES





To the Board of Directors and
Shareholders of PAR Technology Corporation




In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a) (1) and (2) on page 30 of the Annual Report on Form 10-K present fairly, in all material respects, the financial position of PAR Technology Corporation and its subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PRICE WATERHOUSE LLP


Syracuse, New York
February 12, 1997


CONSOLIDATED BALANCE SHEET
(In Thousands Except Share Amounts)                December 31,
                                              -----------------------
                                                 1996        1995
                                              -----------------------
Assets
Current Assets:
     Cash                                      $  8,391    $    458
     Accounts receivable-net (Note 2)            42,335      36,474
     Inventories (Note 3)                        21,988      17,801
     Income tax refund claims                       222        --
     Deferred income taxes (Note 7)               1,096       1,303
     Other current assets                         1,261       1,090
                                               --------    --------
         Total current assets                    75,293      57,126

Property, plant and equipment - net (Note 4)      7,243       7,580
Other assets                                      4,222       3,367
                                               --------    --------
                                               $ 86,758    $ 68,073
                                               ========    ========
Liabilities and Shareholders' Equity
Current Liabilities:
     Notes payable (Note 5)                    $    185    $    286
     Accounts payable                             5,127       4,925
     Accrued salaries and benefits                2,750       4,186
     Accrued expenses                             2,883       1,534
     Deferred service revenue                     2,241       2,214
     Income taxes payable                          --         1,005
                                               --------    --------
         Total current liabilities               13,186      14,150
                                               --------    --------
Deferred income taxes (Note 7)                      970         791
                                               --------    --------

Shareholders' Equity (Note 6):
     Common stock, $.02 par value,
       12,000,000 shares authorized;
       9,416,721 and 9,113,031 shares issued
       8,826,315 and 7,682,425 outstanding          188         182
     Preferred stock, $.02 par value,
       250,000 shares authorized                   --          --
     Capital in excess of par value              27,564      13,664
     Retained earnings                           47,679      41,732
     Cumulative translation adjustment              (67)       (167)
     Treasury stock, at cost, 590,406 and
       1,430,606 shares                          (2,762)     (2,279)
                                               --------     -------
         Total shareholders' equity              72,602      53,132
                                               --------     -------
Contingent liabilities (Note 10)
                                               --------     -------
                                               $ 86,758     $68,073
                                               ========     =======




The Accompanying Notes are an Integral Part of the Financial Statements


CONSOLIDATED STATEMENT OF INCOME
(In Thousands Except Per Share Amounts)        Year ended December 31,
                                        ------------------------------------
                                             1996       1995        1994
                                        ------------------------------------
Net revenues:
     Product                               $ 63,134   $ 58,306   $52,965
     Service                                 30,124     25,059    20,823
     Contract                                24,403     24,029    20,742
                                           --------   --------   -------
                                            117,661    107,394    94,530
                                           --------   --------   -------
Costs of sales:
     Product                                 37,407     34,028    32,527
     Service                                 25,979     20,807    17,296
     Contract                                23,093     22,492    19,740
                                           --------   --------   -------
                                             86,479     77,327    69,563
                                           --------   --------   -------

           Gross margin                      31,182     30,067    24,967
                                           --------   --------   -------

Operating expenses:
     Selling, general and administrative     18,044     18,499    14,611
     Research and development                 5,005      5,331     5,009
                                           --------   --------   -------
                                             23,049     23,830    19,620
                                           --------   --------   -------

Income from operations                        8,133      6,237     5,347
Other income, net                               678        778       400
                                           --------   --------   -------

Income before provision for
  income taxes                                8,811      7,015     5,747
Provision for income taxes (Note 7)           2,864      2,357     2,086
                                           --------   --------   -------

Net income                                 $  5,947   $  4,658   $ 3,661
                                           ========   ========   =======

Earnings per common share                  $    .69   $    .58   $   .46
                                           ========   ========   =======

Weighted average number of common
     shares outstanding                       8,643      8,068     7,992
                                           ========   ========   =======


The Accompanying Notes are an Integral Part of the Financial Statements


           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

(In Thousands)
                                          Common Stock  Capital in          Cumulative  Treasury Stock
                                                        excess of  Retained Translation --------------
                                        Shares   Amount Par Value  Earnings Adjustment Shares   Amount
                                        ------   ------ ---------  -------- ---------- ------   ------
Balance at
   December 31, 1993                     8,976   $   180   $13,023  $33,413  $(411)  (1,371)  $(1,675)
Net income                                                            3,661
Issuance of common stock upon the
   exercise of stock options (Note 6)       55         1       245
Translation adjustments                                                        230
Acquisition of treasury stock                                                            (3)      (22)
                                       -------   -------   -------  -------  -----   ------   -------
Balance at
   December 31, 1994                     9,031       181    13,268   37,074   (181)  (1,374)   (1,697)
Net income                                                            4,658
Issuance of common stock upon the
   exercise of stock options (Note 6)       82         1       396
Translation adjustments                                                         14
Acquisition of treasury stock                                                           (57)     (582)
                                       -------   -------   -------  -------  -----   ------   -------
Balance at
   December 31, 1995                     9,113       182    13,664   41,732   (167)  (1,431)   (2,279)
Net income                                                            5,947
Issuance of common stock                                    11,748                      975     1,554
Issuance of common stock upon the
  exercise of stock options (Note 6)       304         6     2,152
Translation adjustments                                                        100
Acquisition of treasury stock                                                          (134)   (2,037)
                                       -------   -------   -------  -------  -----   ------   -------
Balance at
   December 31, 1996                     9,417   $   188   $27,564  $47,679  $ (67)    (590)  $(2,762)
                                       =======   =======   =======  =======  =====   ======   =======


The Accompanying Notes are an Integral Part of the Financial Statements


CONSOLIDATED STATEMENT OF CASH FLOWS
(In Thousands)                                         Year ended December 31,
                                                      ------------------------
                                                        1996    1995     1994
                                                      ------------------------
Cash flows from operating activities:
     Net income                                      $  5,947 $ 4,658  $ 3,661
         Adjustments to reconcile net income to net
           cash provided by operating activities:
              Depreciation and amortization             2,342   2,414    2,683
              Provision for obsolete inventory          2,143   2,072    1,834
              Translation adjustments                     100      14      230
         Increase (decrease) from changes in:
              Accounts receivable-net                  (5,861) (8,371)   1,337
              Inventories                              (6,330) (3,406)  (1,994)
              Income tax refund claims                   (222)   --       --
              Other current assets                       (171)    370     (189)
              Other assets                               (371)   (907)     (57)
              Accounts payable                            202   1,293      267
              Accrued salaries and benefits            (1,436)    312      560
              Accrued expenses                          1,349     297     (874)
              Deferred service revenue                     27     204      325
              Income taxes payable                     (1,005)    697       28
              Deferred income taxes                       386    (414)     231
                                                     -------- -------  -------
Net cash provided (used) by operating activities       (2,900)   (767)   8,042
                                                     -------- -------  -------
Cash flows from investing activities:
     Capital expenditures                              (1,302) (1,288)  (1,726)
     Capitalization of software costs                  (1,187)   (500)    (448)
                                                     -------- -------  -------
Net cash used in investing activities                  (2,489) (1,788)  (2,174)
                                                     -------- -------  -------
Cash flows from financing activities:
     Net borrowings (payments) under
       line-of-credit agreements                         (101)    286   (4,087)
     Net proceeds from issuance of common stock        13,302    --       --
     Proceeds from the exercise of stock options        2,158     397      246
     Acquisition of treasury stock                     (2,037)   (582)     (22)
                                                     -------- -------  -------
Net cash provided (used) by financing activities       13,322     101   (3,863)
                                                     -------- -------  -------

Net increase (decrease) in cash
  and cash equivalents                                  7,933  (2,454)   2,005

Cash and cash equivalents at
  beginning of year                                       458   2,912      907
                                                     -------- -------  -------

Cash and cash equivalents at
  end of year                                        $  8,391 $   458  $ 2,912
                                                     ======== =======  =======
Supplemental disclosures of cash flow information:
     Cash paid during the year for:
         Interest                                    $     54 $    20  $    69
         Income taxes, net of refunds                   2,537   1,940    1,759



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

 Foreign currency

       The assets and liabilities for the Company's international operations are translated into U.S. dollars using year-end exchange rates. Income statement items are translated at average exchange rates prevailing during the year. The resulting translation adjustments are recorded as a separate component of shareholders' equity. Exchange gains and losses on intercompany balances of a long-term investment nature are also recorded as a translation adjustment. Foreign currency transaction gains and losses, which historically have been immaterial, are included in net income.

 Research and development costs

       The Company capitalizes certain costs related to the development of computer software under the requirements of Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. Software development costs incurred prior to establishing technological feasibility are charged to operations and included in research and development costs. Software development costs incurred after establishing feasibility, are capitalized and amortized on a product-by-product basis when the product is available for general release to customers. The unamortized computer software costs included in other assets amounted to $1,818,000 and $1,311,000 at December 31, 1996 and 1995, respectively. Annual amortization, charged to cost of sales, is the greater of the amount computed using the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product, or the straight-line method over the remaining estimated economic life of the product. Amortization of capitalized software costs amounted to $680,000, $990,000 and $1,076,000 in 1996, 1995, and 1994, respectively.

Stock-based compensation

       Statement of Financial Accounting Standard (SFAS) No. 123, Accounting for Stock-Based Compensation, encourages, but does not require, companies to record compensation cost for stock-based compensation plans at fair value. The Company has elected to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.

       Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. SFAS No. 123 also calls for the pro forma disclosure of stock-based compensation expense for those companies which elect to maintain their accounting policy under APB
25. The Company has calculated the pro forma stock-based compensation under the guidelines set forth in SFAS No. 123 and has determined the effects to be not material.

 Earnings per share

       Earnings per share are based upon the weighted average number of shares outstanding plus common stock equivalents under the Company's stock option plans.

 Reclassifications

       Certain miscellaneous income and expense items which previously were reflected as selling, general and administrative expenses have been reclassified to other income, net.

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


Note 2 -- Accounts Receivable

       The Company's accounts receivable consist of:

                                                               December 31,
                                                              (In Thousands)
                                                              --------------
                                                          1996             1995
                                                          ----             ----
Government segment:
 United States Government --
     Billed ....................................         $ 1,599         $ 2,522
     Unbilled ..................................             820           1,474
                                                         -------         -------
                                                           2,419           3,996
                                                         -------         -------
Other --
     Billed ....................................           3,223           2,947
     Unbilled ..................................           1,183             681
                                                         -------         -------
                                                           4,406           3,628
                                                         -------         -------
Commercial segment:
 Trade accounts receivable-net .................          35,510          28,850
                                                         -------         -------
                                                         $42,335         $36,474
                                                         =======         =======


       At December 31, 1996 and 1995, the Company had recorded a reserve for doubtful accounts of $677,000 and $768,000, respectively, against trade accounts receivable. Trade accounts receivable are primarily with major fast-food corporations or their franchisees.



Note 3 -- Inventories

       Inventories are used primarily in the manufacture, maintenance, and service of commercial systems. Inventories are net of related reserves. The components of inventory are:

                                                             December 31,
                                                            (In Thousands)
                                                            --------------
                                                        1996               1995
                                                      -------            -------

Finished goods   .........................            $ 5,111            $ 4,427
Work in process ..........................              3,538              3,337
Component parts ..........................              6,234              3,979
Service parts ............................              7,105              6,058
                                                      -------            -------
                                                      $21,988            $17,801
                                                      =======            =======

Note 4 -- Property, Plant and Equipment

       The components of property, plant and equipment are:

                                                              December 31,
                                                            (In Thousands)
                                                            --------------
                                                          1996            1995
                                                          ----            ----

Land ...........................................         $   253         $   253
Building and improvements ......................           8,393           8,371
Furniture and equipment ........................          22,974          21,952
                                                         -------         -------
                                                          31,620          30,576
Less accumulated depreciation
 and amortization ..............................          24,377          22,996
                                                         -------         -------
                                                         $ 7,243         $ 7,580
                                                         =======         =======

       The Company leases office space under various operating leases. Rental expense on these operating leases was approximately $810,000, $879,000 and $817,000 for the years ended December 31, 1996, 1995, and 1994, respectively.

       Future minimum lease payments under all noncancelable operating leases are (in thousands):

                       1997                 906
                       1998                 829
                       1999                 784
                       2000                 355
                       2001                 208
                       Thereafter           132
                                         ------
                                         $3,214
                                         ======


Note 5 -- Notes Payable

       The Company has an aggregate of $27,400,000 in bank lines of credit. Certain lines totalling $23,200,000 allow the Company to choose among unsecured borrowings which bear interest at the prime rate (8.25% at December 31, 1996), banker's acceptance borrowings which bear interest at a rate below the prime rate or other bank negotiated rates below prime. These lines are negotiated annually. The remaining line of $4,200,000 is unsecured, bears interest at the prime rate, requires a compensating balance and expires on April 30, 1998. At December 31, 1996, $185,000 was outstanding under these lines at an interest rate of 8.25%.

Note 6 -- Common Stock

       The Company had reserved 2,052,500 shares of common stock for issuance under its Stock Option Plans. By November 30, 1994, these Plans had expired. In 1995, the Company reserved 500,000 shares under the 1995 Stock Option Plan. Options under this Plan may be incentive stock options or nonqualified options. Stock options are nontransferable other than upon death. Option grants become exercisable no less than six months after the grant and typically expire ten years after the date of the grant.



 A summary of the stock options follows:

                                        No. of Shares Option Price     Total
                                       (In Thousands)  Per Share  (In Thousands)
                                       --------------  ----------  -------------



Outstanding at December 31, 1993 .....      863       $2.00 - $15.00   $2,882
     Granted .........................       72        6.50 -   7.25      476
     Exercised .......................      (55)       3.00 -   5.00     (169)
     Forfeited .......................      (21)       3.00 -  15.00     (110)
                                          -----                        ------

Outstanding at December 31, 1994 .....      859        2.00 -  13.00    3,079
     Granted .........................       38        9.31 -  10.19      372
     Exercised .......................      (82)       3.00 -   5.81     (269)
     Forfeited .......................       (5)       5.25 -  13.00      (56)
                                          -----                        ------

Outstanding at December 31, 1995 .....      810        2.00 -  11.25    3,126
     Granted .........................      186        9.25 -  14.16    1,770
     Exercised .......................     (304)       2.00 -  11.25   (1,018)
     Forfeited .......................      (20)       5.25 -   9.31     (184)
                                          -----                        ------

Outstanding at December 31, 1996 .....      672       $3.00 - $14.16   $3,694
                                          =====                        ======

Shares remaining
     available for grant .............      294
                                          =====

Total shares vested and exercisable
     as of December 31, 1996 .........      387
                                          =====


Note 7-- Income Taxes
       The provision for income taxes consists of:

                                                    Year ended December 31,
                                                       (In Thousands)
                                           -------------------------------------
                                               1996          1995         1994
                                           -------------------------------------
Current tax expense:
     Federal ..........................      $ 1,991       $ 2,248       $ 1,219
     State    .........................          626           542           457
     Foreign ..........................           48           (11)          150
                                             -------       -------       -------
                                               2,665         2,779         1,826
                                             -------       -------       -------
Deferred income tax:
     Federal ..........................          287          (422)          260
     Foreign ..........................          (88)         --            --
                                             -------       -------       -------
                                                 199          (422)          260
                                             -------       -------       -------

Provision for income taxes ............      $ 2,864       $ 2,357       $ 2,086
                                             =======       =======       =======


       Deferred tax liabilities (assets) are comprised of the following at:

                                                               December 31,
                                                             (In Thousands)
                                                      --------------------------
                                                         1996             1995
                                                      --------------------------
Depreciation .................................         $   678          $   744
Software development expense .................             618              446
                                                       -------          -------
Gross deferred liabilities ...................           1,296            1,190
                                                       -------          -------

Reserves   ...................................            (736)          (1,250)
Capitalized inventory costs ..................             (88)             (84)
Wage and salary accruals .....................            (345)            (342)
Foreign net operating loss ...................            (163)            --
Other ........................................             (90)             (26)
                                                       -------          -------
Gross deferred tax assets ....................          (1,422)          (1,702)
                                                       -------          -------

                                                       $  (126)         $  (512)
                                                       =======          =======

       Total income tax provision differed from total tax expense as computed by applying the statutory U.S. federal income tax rate to income before taxes. The reasons were:

                                                       Year ended December 31,
                                                   -----------------------------
                                                    1996        1995       1994
                                                   -----------------------------
Statutory U.S. federal tax rate ............        34.0%       34.0%      34.0%
State taxes net of federal benefit .........         4.7         5.1        5.2
Foreign income taxes .......................          .5          .8        2.6
FSC benefit ................................        (2.0)       (2.6)      (1.4)
Adjustment to prior years' accrual .........        (4.3)        1.8        2.5
Foreign tax credits ........................         (.6)       (7.7)      (6.5)
Other ......................................          .2         2.2       (0.1)
                                                    ----       -----      -----
                                                    32.5%       33.6%      36.3%
                                                    ====       =====      =====


       The provision for income taxes is based on income before income taxes as follows:

                                                 Year ended December 31,
                                                     (In Thousands)
                                         ---------------------------------------
                                           1996           1995            1994
                                         ---------------------------------------

Domestic operations .............        $ 9,849         $ 7,697         $ 5,519
Foreign operations ..............         (1,038)           (682)            228
                                         -------         -------         -------
     Total ......................        $ 8,811         $ 7,015         $ 5,747
                                         =======         =======         =======


Note 8 -- Employee Benefit Plans

       The Company has a deferred profit-sharing retirement plan that covers substantially all employees. The Company's annual contribution to the plan is discretionary. The contributions to the plan in 1996, 1995 and 1994 were approximately $200,000, $824,000 and $749,000, respectively. The plan also contains a 401(K) provision that allows employees to contribute a percentage of their salary.

       The Company also maintains an incentive-compensation plan. Participants in the plan are key employees as determined by executive management. Compensation under the plan is based on the achievement of predetermined financial performance goals of the Company and its subsidiaries. Awards under the plan are payable in cash. In 1996 there were no awards under the Plan. For the years ended December 31, 1995 and 1994 the Company expensed approximately $628,000 and $764,000, respectively, in cash awards under the plan.

Note 9 -- Investment in Affiliate

       In June 1992, the Company was approved under the Department of Defense Mentor-Protege Program as a mentor for a minority-owned government contractor, Phoenix Systems and Technology, Inc. (Phoenix). Concurrent with this approval, the Company acquired a 44% interest in Phoenix which is accounted for under the equity method.

       The Company is a subcontractor to Phoenix on certain engineering service contracts with the United States Government. Additionally, Phoenix rents its office space from the Company. Phoenix is also a vendor to PAR providing manufacturing and certain contract services. During 1996 and 1995, PAR billed Phoenix approximately $3.4 million and $1.6 million, respectively, and Phoenix billed PAR $1.7 million and $1.1 million, respectively, in connection with the above activities. At December 31, 1996, the Company had recorded a receivable from Phoenix of $1,700,000 compared to $1,000,000 at December 31, 1995. These amounts, net of allowances of $903,000 and $830,000, respectively, are included in other assets in the consolidated balance sheet. The increase in this amount during 1996 was primarily due to the award of the Griffiss Minimum Essential Airfield Contract to Phoenix on which the Company is a subcontractor. During 1996, Phoenix achieved its business plan and was profitable. In 1995, allowances of $1.1 million were recorded related to Phoenix as a result of delays in contract starts, the exiting of certain unprofitable manufacturing activities and the settlement of a contractor's claim with the federal government.

       The 1997 business plan for Phoenix projects a continuing profitable business. The Company has also guaranteed a $900,000 line-of-credit borrowing of Phoenix. If Phoenix is unable to successfully execute its business plan, the Company could incur additional losses.

Note 10 -- Contingencies

       The Company is subject to legal proceedings which arise in the ordinary course of business. Additionally, Government contract costs are subject to periodic audit and adjustment. In the opinion of Management, the ultimate liability, if any, with respect to these actions will not materially affect the financial position of the Company.

Note 11 -- Industry Segments

       The Company, through its separate operating subsidiaries, operates in two principal segments: a Commercial segment and a Government segment. The Commercial segment designs, develops, manufactures, sells, installs and services point-of-sale terminal systems for the restaurant industry, transaction processing systems for the manufacturing/warehousing industry, and image processing systems for the ophthalmic and food-processing industries. The Government segment designs and implements advanced technology computer software systems primarily for military and intelligence agency applications, and provides services for operating and maintaining certain U.S. Government-owned test sites, and for planning, executing and evaluating experiments involving new or advanced radar systems. Inter-segment sales and transfers are not material.

       Information as to the Company's operations in these two segments is set forth below:

                                                 Year ended December 31,
                                                      (In Thousands)
                                           ------------------------------------
                                              1996          1995         1994
                                           ------------------------------------
Revenues:
     Commercial segment
         United States ...............    $  85,421     $  76,984     $  67,079
         Europe ......................        5,841         6,335         5,579
         Australia ...................        3,048         2,654         4,299
         Other Non U.S. ..............        6,255         3,432         3,190
         Eliminations ................       (7,307)       (6,040)       (6,359)
     Government segment ..............       24,403        24,029        20,742
                                          ---------     ---------     ---------
       Total .........................    $ 117,661     $ 107,394     $  94,530
                                          =========     =========     =========
Income from operations:
     Commercial segment
         United States ...............    $   5,861     $   4,585     $   2,727
         Europe ......................          518         1,047           783
         Australia ...................          151           260           840
         Other Non U.S. ..............          862           164           215
     Government segment ..............        1,310         1,537         1,002
     Corporate .......................         (569)       (1,356)         (220)
                                          ---------     ---------     ---------
                                              8,133         6,237         5,347
Other income, net ....................          678           778           400
                                          ---------     ---------     ---------
Income before provision
       for income taxes ..............    $   8,811     $   7,015     $   5,747
                                          =========     =========     =========
Identifiable assets:
     Commercial segment
         United States ...............    $  60,403     $  50,186     $  39,574
         Europe ......................        3,044         3,263         3,227
         Australia ...................        1,415         1,195         1,341
         Other Non U.S. ..............        3,372         2,511         2,920
     Government segment ..............       10,929        10,730         9,834
     Corporate .......................        7,595           188         3,746
                                          ---------     ---------     ---------
         Total .......................    $  86,758     $  68,073     $  60,642
                                          =========     =========     =========
Depreciation and amortization:
     Commercial segment ..............    $   1,893     $   1,959     $   2,304
     Government segment ..............          159           210           182
     Corporate .......................          290           245           197
                                          ---------     ---------     ---------
         Total .......................    $   2,342     $   2,414     $   2,683
                                          =========     =========     =========
Capital expenditures:
     Commercial segment ..............    $     793     $   1,063     $   1,051
     Government segment ..............          175           137           295
     Corporate .......................          334            88           380
                                          ---------     ---------     ---------
         Total .......................    $   1,302     $   1,288     $   1,726
                                          =========     =========     =========

       Customers comprising 10% or more of the Company's Commercial segment sales are summarized as follows:

                                                  1996        1995        1994
                                               --------     --------    --------

Taco Bell Corporation ...................          40%          42%          34%
McDonald's Corporation ..................          22%          27%          31%
Kentucky Fried Chicken ..................           8%           6%          10%
All Others ..............................          30%          25%          25%
                                                  ---          ---          ---
                                                  100%         100%         100%
                                                  ===          ===          ===

       Substantially all revenues derived by the Government segment arise from Federal government contracts, or subcontracts related thereto, virtually all of which are with the Department of Defense.

Note 12 -- Fair Value of Financial Instruments

         Financial instruments consist of the following:

                                                            December 31, 1996
                                                              (In Thousands)
                                                              --------------
                                                        Carrying           Fair
                                                         Value            Value
                                                         -----            -----

Cash and cash equivalents ....................           $8,391           $8,391
Long-term receivables and
     other investments .......................            1,627            1,627
Notes Payable ................................              185              185



       Fair value of financial instruments classified as current assets or liabilities approximate carrying value due to the short-term maturity of the instruments. Fair value of long-term receivables and other investments was based on discounted cash flows.

Note 13 -- Selected Quarterly Financial Data (Unaudited)

                                         Quarter ended
                           (In Thousands Except Per Share Amounts)
        1996            March 31    June 30   September 30  December 31
        ----            --------    -------   ------------  -----------

Total revenues .....   $ 25,494     $ 28,388     $ 27,938    $  35,841
Gross margin .......      5,942        6,981        8,100       10,159
Net income .........        551          892        1,972        2,532
Earnings per
  common share .....   $    .07     $    .11     $    .22    $     .28
                       ========     ========     ========    =========

                                         Quarter ended
                           (In Thousands Except Per Share Amounts)
        1995            March 31    June 30   September 30  December 31
        ----            --------    -------   ------------  -----------

Total revenues .....   $ 24,034     $ 24,366     $ 23,980    $  35,014
Gross margin .......      6,151        6,494        7,032       10,390
Net income .........        390          636        1,533        2,099
Earnings per
  common share .....   $    .05     $    .08     $    .19    $     .26
                       ========     ========     ========    =========



                   PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
                     SCHEDULE II - VALUATION AND QUALIFYING
                              ACCOUNTS AND RESERVES
                                 (In Thousands)


------------------------------------------------------------------------------------------------
Column A        Column B                  Column C               Column D        Column E
------------------------------------------------------------------------------------------------
                                            Additions
               Balance at   ------------------------------------
              beginning of   Charged to Costs       Charged to                    Balance at end
Description      period       and Expenses       Other Accounts    Deductions      of period
------------------------------------------------------------------------------------------------

Allowance for Doubtful
Accounts - deducted from
Accounts Receivable in
the Balance Sheet


1996             $  768               174                           (265) (a)         $  677
1995             $  818               137                           (187) (b)         $  768
1994             $  771               321                           (274) (c)         $  818


(a)   Uncollectible accounts written off during 1996.

(b)   Uncollectible accounts written off during 1995.

(c)   Uncollectible accounts written off during 1994.


------------------------------------------------------------------------------------------------
Column A        Column B                  Column C               Column D        Column E
------------------------------------------------------------------------------------------------
                                            Additions
               Balance at   ------------------------------------
              beginning of   Charged to Costs       Charged to                    Balance at end
Description      period       and Expenses       Other Accounts    Deductions      of period
------------------------------------------------------------------------------------------------

Inventory Reserves
- deducted from Inventory
the Balance Sheet


1996             $1,922             2,143                           (2,891)           $1,174
1995             $2,860             2,072                           (3,010)           $1,922
1994             $4,136             1,834                           (3,110)           $2,860


                                   SIGNATURES

         Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           PAR TECHNOLOGY CORPORATION



March 26, 1997                                   /s/John W. Sammon, Jr.
                                                 -------------------------
                                                 John W. Sammon, Jr.
                                                 Chairman of Board and President

                            -------------------------

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

--------------------------------------------------------------------------------
  Signatures                 Title                         Date
================================================================================
/s/John W. Sammon, Jr.
----------------------
John W. Sammon, Jr.             Chairman of Board and         March 26, 1997
                                President (Principal
                                Executive Officer)
                                and Director



/s/Charles A. Constantino
-------------------------
Charles A. Constantino          Executive Vice President      March 26, 1997
                                and Director



/s/Sangwoo Ahn
--------------
Sangwoo Ahn                     Director                      March 26, 1997




/s/Ronald J. Casciano
---------------------
Ronald J. Casciano              Vice President,               March 26, 1997
                                Chief Financial Officer
                                and Treasurer


                                List of Exhibits


Exhibit
   No.        Description of Instrument
================================================================================

  3.1    Certificate of Incorporation, as amended     Filed as Exhibit 3.1 to
                                                      Registration Statement on
                                                      Form S-2 (Registration
                                                      No. 333-04077) of PAR
                                                      Technology Corporation
                                                      incorporated herein by
                                                      reference.

  3.2    Form of Certificate of Amendment to the      Filed as Exhibit 3.1 to
         Certificate of Incorporation                 Registration Statement on
                                                      Form S-2 (Registration
                                                      No. 333-04077) of PAR
                                                      Technology Corporation
                                                      incorporated herein by
                                                      reference.

  3.3    By-laws, as amended                          Filed as Exhibit 3.1 to
                                                      Registration Statement on
                                                      Form S-2 (Registration
                                                      No. 333-04077) of PAR
                                                      Technology Corporation
                                                      incorporated herein by
                                                      reference.

  4      Specimen Certificate representing the        Filed as Exhibit 3.1 to
         Common Stock                                 Registration Statement on
                                                      Form S-2 (Registration
                                                      No. 333-04077) of PAR
                                                      Technology Corporation
                                                      incorporated herein by
                                                      reference.


10.1 *   Agreement between Taco Bell Corp. and        Filed as Exhibit 3.1 to
         PAR Microsystems Corporation, dated          Registration Statement on
         December 18, 1995.                           Form S-2 (Registration
                                                      No. 333-04077) of PAR
                                                      Technology Corporation
                                                      incorporated herein by
                                                      reference.

10.2 *   Service Integration Agreement between        Filed as Exhibit 3.1 to
         Taco Bell Corp. and PAR Microsystems         Registration Statement on
         Corporation, dated September 12, 1995.       Form S-2 (Registration
                                                      No. 333-04077) of PAR
                                                      Technology Corporation
                                                      incorporated herein by
                                                      reference.

11 Statement re computation of Earnings per share.

22       Subsidiaries of the registrant

23       Consent of independent accountants

*      Confidential treatment requested as to certain portions.
