Form 10-Q
period 1997-03-31
PAR TECHNOLOGY CORP
filed 1997-05-09
CIK 708821

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                                    FORM 10-Q

          [ X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

       For the Quarter Ended March 31, 1997. Commission File Number 1-9720

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

     The number of shares outstanding of registrant's common stock, as of April 30, 1997 - 8,837,865 shares.

                           PAR TECHNOLOGY CORPORATION


                                TABLE OF CONTENTS
                                    FORM 10-Q


                                     PART 1
                              FINANCIAL INFORMATION



   Item Number

      Item 1.         Financial Statements
                      -  Consolidated Statement of Income for
                         the Three Months Ended March 31, 1997
                         and 1996

                      -  Consolidated Balance Sheet at
                         March 31, 1997 and December 31, 1996

                      -  Consolidated Statement of Cash Flows
                         for the Three Months Ended
                         March 31, 1997 and 1996

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

      Signatures

      Exhibit Index

Item 1.
Financial Statements

PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(In Thousands Except Per Share Amounts)

                                   (Unaudited)

                                                           For the three months
                                                              ended March 31,
                                                         -----------------------
                                                           1997            1996
                                                         --------        -------
Net revenues:
     Product ......................................      $  6,566       $ 10,880
     Service ......................................         6,381          7,677
     Contract .....................................         5,116          6,937
                                                         --------       --------
                                                           18,063         25,494
                                                         --------       --------
Costs of sales:
     Product ......................................         5,514          6,778
     Service ......................................         5,609          6,261
     Contract .....................................         4,887          6,513
                                                         --------       --------
                                                           16,010         19,552
                                                         --------       --------
           Gross margin ...........................         2,053          5,942
                                                         --------       --------
Operating expenses:
     Selling, general and administrative ..........         4,871          3,865
     Research and development .....................         1,092          1,351
                                                         --------       --------
                                                            5,963          5,216
                                                         --------       --------
Income (loss) from operations .....................        (3,910)           726
Other income, net .................................           141            121
                                                         --------       --------
Income (loss) before provision for
  income taxes ....................................        (3,769)           847
Provision (benefit) for income taxes ..............        (1,376)           296
                                                         --------       --------
Net income (loss) .................................      $ (2,393)      $    551
                                                         ========       ========
Earnings (loss) per common share ..................      $   (.26)      $    .07
                                                         ========       ========
Weighted average number of common
     shares outstanding ...........................         9,130          8,157
                                                         ========       ========

PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(In Thousands Except Share Amounts)

                                                         March 31,
                                                           1997     December 31,
                                                       (Unaudited)      1996
                                                       -----------  ------------
Assets
Current Assets:
     Cash ..........................................     $ 10,273      $  8,391
     Accounts receivable-net .......................       31,583        42,335
     Inventories ...................................       24,917        21,988
     Income tax refund claims ......................        1,282           222
     Deferred income taxes .........................        1,248         1,096
     Other current assets ..........................        1,603         1,261
                                                         --------      --------
         Total current assets ......................       70,906        75,293

Property, plant and equipment - net ................        7,177         7,243
Other assets .......................................        4,778         4,222
                                                         --------      --------
                                                         $ 82,861      $ 86,758
                                                         ========      ========
Liabilities and Shareholders' Equity
Current Liabilities:
     Notes payable .................................     $    195      $    185
     Accounts payable ..............................        3,859         5,127
     Accrued salaries and benefits .................        3,033         2,750
     Accrued expenses ..............................        2,212         2,883
     Deferred service revenue ......................        2,695         2,241
     Income taxes payable ..........................         --            --
                                                         --------      --------
         Total current liabilities .................       11,994        13,186
                                                         --------      --------
Deferred income taxes ..............................        1,016           970
                                                         --------      --------

Shareholders' Equity:
     Common stock, $.02 par value,
       12,000,000 shares authorized;
       9,439,871 and 9,416,721 shares issued
       8,837,365 and 8,826,315 outstanding .........          189           188
     Preferred stock, $.02 par value,
       250,000 shares authorized ...................         --            --
     Capital in excess of par value ................       27,645        27,564
     Retained earnings .............................       45,286        47,679
     Cumulative translation adjustment .............         (344)          (67)
     Treasury stock, at cost, 602,506 and
       590,406 shares ..............................       (2,925)       (2,762)
                                                         --------      --------
         Total shareholders' equity ................       69,851        72,602
                                                         --------      --------
Contingent liabilities
                                                         --------      --------
                                                         $ 82,861      $ 86,758
                                                         ========      ========

PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(In Thousands)
                                   (Unaudited)

                                                      For the three months
                                                         ended March 31,
                                                     ----------------------
                                                        1997        1996
                                                     ----------  ----------
Cash flows from operating activities:
Net income (loss) ................................   $ (2,393)   $    551
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization ................        546         655
      Provision for obsolete inventory .............        740          62
      Translation adjustments ......................       (277)         34
  Increase (decrease) from changes in:
    Accounts receivable-net ........................     10,752       7,323
    Inventories ....................................     (3,669)     (3,182)
    Income tax refund claims ......................     (1,060)       --
    Other current assets ...........................       (342)     (1,380)
    Other assets ...................................       (359)        245
    Accounts payable ...............................     (1,268)       (874)
    Accrued salaries and benefits ..................        283        (711)
    Accrued expenses ...............................       (671)       (768)
    Deferred service revenue .......................        454         392
    Income taxes payable ...........................       --          (665)
    Deferred income taxes ..........................       (106)        170
                                                       --------    --------
      Net cash provided by operating activities ....      2,630       1,852
                                                       --------    --------
Cash flows from investing activities:
  Capital expenditures .............................       (333)       (102)
  Capitalization of software costs .................       (344)        (96)
                                                       --------    --------
      Net cash used by investing activities ........       (677)       (198)
                                                       --------    --------
Cash flows from financing activities:
  Net borrowings under line-of-credit agreements ...         10          97
  Proceeds from the exercise of stock options ......         82         239
  Acquisition of treasury stock ....................       (163)       --
                                                       --------    --------
      Net cash provided (used) by
        financing activities .......................        (71)        336
                                                       --------    --------
 Net increase in cash and cash equivalents .........      1,882       1,990

 Cash and cash equivalents at beginning of year ....      8,391         458
                                                       --------    --------
 Cash and cash equivalents at end of period ........   $ 10,273    $  2,448
                                                       ========    ========
Supplemental disclosures of cash flow information:
  Cash paid during the year for:
      Interest .....................................   $   --      $     20
      Income taxes paid, net of refunds ............       (202)        764



                  PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. The statements for the three months ended March 31, 1997 and 1996 are unaudited; in the opinion of the Company such unaudited statements include all adjustments (which comprise only normal recurring accruals) necessary for a fair presentation of the results for such periods. The consoli-dated financial statements for the year ending December 31, 1997 are subject to adjustment at the end of the year when they will be audited by independent accountants. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 1997. The consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes for the years ended in December 31, 1996 and 1995 included in the Company's December 31, 1996 Annual Report to the Securities and Exchange Commission on Form 10-K. Earnings per share are based on the weighted average number of shares outstanding plus common stock equivalents under the Company's stock option plans.

2. Inventories are used in the manufacture of Point-Of-Sale systems and other commercial products. The components of inventory, net of related reserves, consist of the following:


                                             (In Thousands)

                                       March 31,          December 31,
                                         1997                 1996
                                      ----------          ------------
Finished goods                        $    6,588            $    5,111
Work in process                            4,134                 3,538
Component parts                            6,586                 6,234
Service parts                              7,609                 7,105
                                      ----------            ----------
                                      $   24,917            $   21,988
                                      ==========            ==========


     At March 31, 1997 and December 31, 1996, the Company had recorded reserves for obsolete inventory of $1,513,000 and $1,174,000, respectively.

 Item 2
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                          QUARTER ENDED MARCH 31, 1997
                                  COMPARED WITH
                          QUARTER ENDED MARCH 31, 1996

     The Company reported a net loss of $2.4 million or a loss per share of $.26 for the first quarter of 1997. Revenues for the quarter were $18.1 million. These results compare to net income of $551,000, earnings per share of $.07 and revenues of $25.5 million for the first quarter of 1996.

     Product revenues decreased 40% to $6.6 million in 1997 versus $10.9 million in 1996. The decrease was primarily the result of lower sales to Taco Bell. The Company fulfilled the majority of this customer's requirements for 1997 in 1996. Additionally, delays in delivery of our new POS IV products also adversely affected product revenues. Partially offsetting this decline was the Company's manufacturing/ warehousing business which reported revenues of $1.1 million in the first quarter of 1997, an increase of 66% over the same quarter in 1996.

     The Company believes that the delays in new product introductions in the first quarter will continue into part of the second quarter. Therefore, the Company anticipates that revenues in the second quarter of 1997, while better than the first quarter of 1997, will be lower than the second quarter of 1996. The Company expects to return to solid growth in the second half of 1997.

     Service revenues decreased 17% to $6.4 million in the first quarter of 1997 compared to $7.7 million for the first quarter of 1996. This decrease was due to a special integration project requested by a customer in 1996 that did not recur in 1997. This decline was partially offset by the ongoing activities with Taco Bell under the exclusive service integration contract awarded in 1995. Under this agreement, the Company is responsible for servicing of all POS systems, back office systems and Help Desk and On-Site Support activities.

     Contract revenues were $5.1 million in 1997, a decrease of 26% from $6.9 million reported in 1996. The decrease in our government business was primarily the result of cancellation for convenience in 1996 of certain software development contracts of the Company by the Department of Defense.

     Gross margin on product revenues was 16% in the first quarter of 1997, versus 37.7% for the first quarter of 1996. The 1997 margin was due to the inability to absorb certain manufacturing costs as a result of the lower than normal product sales volume.

     Gross margin on service revenues was 12.1% for the three months ended March 1997 versus 18.4% for the same three months of 1996. This decline was primarily the result of lower margins attributable to product mix of the different service offerings.

     Gross margin on contract revenues was 4.5% in 1997 versus 6.1% in 1996. Contract margins are generally in the range of 4% to 6% with minor fluctuation due to contract mix.

     Selling, general and administrative expenses were $4.9 million in 1997, an increase of 26% from the $3.9 million reported in 1996. The increase was primarily due to an increased investment in the POS sales force and to a lesser degree a one time bad debt write off.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                          QUARTER ENDED MARCH 31, 1997
                                  COMPARED WITH
                          QUARTER ENDED MARCH 31, 1997


     Research and development expenses decreased 19% to $1.1 million in 1997 compared to $1.4 million in 1996. Net research and development expenses declined due to the requirement to capitalize certain soft-ware development costs under the Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. The Company incurred more soft-ware development costs meeting this requirement in 1997 than in 1996. Capitalized software research and development costs attributable to government contracts are included in costs of contract revenues.

Liquidity and Capital Resources

     The Company's primary source of liquidity has been from operations. Cash provided by operating activities was $2.6 million in the first quarter of 1997, compared to $1.9 million in 1996. The Company historically has experienced significant collections of accounts receivable in its first quarter due to the volume of sales generated in the preceding quarter. This is primarily due to the seasonal demands of the Company's restaurant customers. However, this factor was offset by the build up of product and service inventory in anticipation of future sales orders and service requirements and the timing of estimated income tax payments in 1997 versus 1996.

     Cash used in investing activities was $677,000 for the first quarter of 1997 compared to $198,000 in 1996. In 1997, capital expenditures were primarily for upgrades to the manufacturing facility. In 1996, capital expenditures were for internal use computers and other miscellaneous items.

     Cash used by financing activities was $71,000 for the first quarter of 1997 compared to cash provided of $336,000 in 1996. In 1997, the Company paid $163,000 to repurchase some of its stock. In 1996, the Company benefited from the proceeds from the exercise of stock options.

     The Company has line-of-credit agreements, which aggregate $27.4 million with certain banks, of which $195,000 was in use at March 31, 1997. The Company believes that it has adequate financial resources to meet its future liquidity and capital requirements.

Important Factors Regarding Future Results

     Information provided by the Company, including information contained in this Report, or by its spokespersons from time to time may contain forward-looking statements. Forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements involve risks and uncertainties, including without limitation, further delays in new product introduction, risks in technology development and commercialization, risks in product development and market acceptance of and demand for the Company's products, risks of downturns in economic conditions generally, and in the quick service sector of the restaurant market specifically, risks of intellectual property rights associated with competition and competitive pricing pressures, risks associated with foreign sales and high customer concentration and other risks detailed in the Company's filings with the Securities and Exchange Commission.

Item 6.  Exhibits and Reports on Form 8-K



List of Exhibits




              Exhibit No.          Description of Instrument
              ----------           -------------------------

                   11     Statement re computation of per-share earnings











Reports on Form 8-K



            None during the first quarter of 1997.

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











                                             PAR TECHNOLOGY CORPORATION
                                             --------------------------
                                                     (Registrant)









Date:    May 9, 1997



                                   RONALD J. CASCIANO
                                   ---------------------------------------
                                   Ronald J. Casciano
                                   Vice President, Chief Financial Officer
                                   and Treasurer