Form 10-Q
period 1997-06-30
PAR TECHNOLOGY CORP
filed 1997-08-13
CIK 708821

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

       For the Quarter Ended June 30, 1997. Commission File Number 1-9720

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

     The number of shares outstanding of registrant's common stock, as of August 13, 1997 - 8,848,965 shares.

                           PAR TECHNOLOGY CORPORATION


                                TABLE OF CONTENTS
                                    FORM 10-Q


                                     PART 1
                              FINANCIAL INFORMATION



   Item Number

      Item 1.           Financial Statements
                        -  Consolidated Statement of Income for
                           the Three and Six Months Ended
                           June 30, 1997 and 1996

                        -  Consolidated Balance Sheet at
                           June 30, 1997 and December 31, 1996

                        -  Consolidated Statement of Cash Flows
                           for the Six Months Ended
                           June 30, 1997 and 1996

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

      Signatures

      Exhibit Index

Item 1.
Financial Statements

PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(In Thousands Except Per Share Amounts)

                                   (Unaudited)

                                             For the three        For the six
                                              months ended        months ended
                                                June 30,            June 30,
                                           ------------------ ------------------
                                              1997     1996     1997      1996
                                           --------  -------- --------  --------
Net revenues:
     Product ............................. $  9,231  $ 15,170 $ 15,797  $ 26,050
     Service .............................    6,794     7,026   13,175    14,703
     Contract ............................    5,652     6,192   10,768    13,129
                                           --------  -------- --------  --------
                                             21,677    28,388   39,740    53,882
                                           --------  -------- --------  --------
Costs of sales:
     Product .............................    7,058     9,401   12,572    16,179
     Service .............................    5,844     6,179   11,453    12,440
     Contract ............................    5,388     5,827   10,275    12,340
                                           --------  -------- --------  --------
                                             18,290    21,407   34,300    40,959
                                           --------  -------- --------  --------
           Gross margin ..................    3,387     6,981    5,440    12,923
                                           --------  -------- --------  --------
Operating expenses:
     Selling, general and administrative .    5,572     4,446   10,443     8,311
     Research and development ............    1,411     1,286    2,503     2,637
     Non-recurring charges ...............    4,919      --      4,919      --
                                           --------  -------- --------  --------
                                             11,902     5,732   17,865    10,948
                                           --------  -------- --------  --------
Income (loss) from operations ............   (8,515)    1,249  (12,425)    1,975
Other income, net ........................      111       115      253       236
                                           --------  -------- --------  --------

Income (loss) before provision for
  income taxes ...........................   (8,404)    1,364  (12,172)    2,211
Provision (benefit) for income taxes .....   (3,059)      472   (4,435)      768
                                           --------  -------- --------  --------

Net income (loss) ........................ $ (5,345) $    892 $ (7,737) $  1,443
                                           ========  ======== ========  ========

Earnings (loss) per common share ......... $   (.59) $    .11 $   (.85) $    .18
                                           ========  ======== ========  ========

Weighted average number of common
     shares outstanding ..................    9,046     8,241    9,091     8,234
                                           ========  ======== ========  ========


PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(In Thousands Except Share Amounts)

                                                         June 30,
                                                           1997     December 31,
                                                       (Unaudited)      1996
                                                       -----------  ------------
Assets
------
Current Assets:
     Cash ..........................................     $  7,928      $  8,391
     Accounts receivable-net .......................       27,225        42,335
     Inventories ...................................       26,683        21,988
     Income tax refund claims ......................        2,929           222
     Deferred income taxes .........................        2,814         1,096
     Other current assets ..........................        1,532         1,261
                                                         --------      --------
         Total current assets ......................       69,111        75,293

Property, plant and equipment - net ................        7,163         7,243
Other assets .......................................        2,762         4,222
                                                         --------      --------
                                                         $ 79,036      $ 86,758
                                                         ========      ========
Liabilities and Shareholders' Equity
Current Liabilities:
     Notes payable .................................     $    195      $    185
     Accounts payable ..............................        4,150         5,127
     Accrued salaries and benefits .................        3,515         2,750
     Accrued expenses ..............................        3,069         2,883
     Deferred service revenue ......................        2,540         2,241
                                                         --------      --------
         Total current liabilities .................       13,469        13,186
                                                         --------      --------
Deferred income taxes ..............................        1,065           970
                                                         --------      --------

Shareholders' Equity:
     Common stock, $.02 par value,
       12,000,000 shares authorized;
       9,451,471 and 9,416,721 shares issued
       8,848,965 and 8,826,315 outstanding .........          189           188
     Preferred stock, $.02 par value,
       250,000 shares authorized ...................         --            --
     Capital in excess of par value ................       27,694        27,564
     Retained earnings .............................       39,942        47,679
     Cumulative translation adjustment .............         (398)          (67)
     Treasury stock, at cost, 602,506 and
       590,406 shares ..............................       (2,925)       (2,762)
                                                         --------      --------
         Total shareholders' equity ................       64,502        72,602
                                                         --------      --------
Contingent liabilities
                                                         $ 79,036      $ 86,758
                                                         ========      ========

PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(In Thousands)
                                   (Unaudited)

                                                         For the six months
                                                           ended June 30,
                                                       ----------------------
                                                           1997        1996
                                                       ----------  ----------
Cash flows from operating activities:
Net income (loss) ..................................   $ (7,737)   $  1,443
 Adjustments  to  reconcile  net  income to net
  cash provided by operating activities:
   Depreciation and amortization ....................      1,222       1,224
   Provision for obsolete inventory .................      2,635         956
   Translation adjustments ..........................       (331)        187
 Increase (decrease) from changes in:
    Accounts receivable-net .........................     15,110       6,313
    Inventories .....................................     (7,330)     (5,130)
    Income tax refund claims ........................     (2,707)       --
    Other current assets ............................       (271)       (401)
    Other assets ....................................      1,687        (228)
    Accounts payable ................................       (977)       (624)
    Accrued salaries and benefits ...................        765        (640)
    Accrued expenses ................................        186        (357)
    Deferred service revenue ........................        299        (147)
    Income taxes payable ............................       --          (443)
    Deferred income taxes ...........................     (1,623)        164
                                                        --------    --------
     Net cash provided by operating activities ......        928       2,317
                                                        --------    --------
 Cash flows from investing activities:
  Capital expenditures ..............................       (869)       (392)
  Capitalization of software costs ..................       (500)       (439)
                                                        --------    --------
     Net cash used in investing activities ..........     (1,369)       (831)
                                                        --------    --------
 Cash flows from financing activities:
  Net borrowings under line-of-credit agreements ....         10       1,302
  Proceeds from the exercise of stock options .......        131         689
  Acquisition of treasury stock .....................       (163)     (1,628)
                                                        --------    --------
     Net cash provided (used) by
      financing activities ..........................        (22)        363
                                                        --------    --------
 Net increase (decrease) in cash and cash equivalents       (463)      1,849
 Cash and cash equivalents at beginning of year .....      8,391         458
                                                        --------    --------
 Cash and cash equivalents at end of period .........   $  7,928    $  2,307
                                                        ========    ========
 Supplemental disclosures of cash flow information:
 Cash paid during the year for:
    Interest ........................................   $      9    $     35
    Income taxes, net of refunds ....................       (188)      1,045


                  PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The statements for the three and six months ended June 30, 1997 and 1996 are unaudited; in the opinion of the Company such unaudited statements include all adjustments (which comprise only normal recurring accruals) necessary for a fair presentation of the results for such periods. The consolidated financial statements for the year ending December 31, 1997 are subject to adjustment at the end of the year when they will be audited by independent accountants. The results of operations for the three and six months ended June 30, 1997 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 1997. The consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes for the years ended in December 31, 1996 and 1995 included in the Company's December 31, 1996 Annual Report to the Securities and Exchange Commission on Form 10-K.
     Earnings per share are based on the weighted average number of shares outstanding plus common stock equivalents under the Company's stock option plans.

2. Inventories are used in the manufacture of Point-Of-Sale systems and other commercial products. The components of inventory, net of related reserves, consist of the following:

                                 (In Thousands)

                                                     June 30,      December 31,
                                                       1997           1996
                                                     -------       -----------
Finished goods .........................             $ 7,247         $ 5,111
Work in process ........................               4,624           3,538
Component parts ........................               7,046           6,234
Service parts ..........................               7,766           7,105
                                                     -------         -------
                                                     $26,683         $21,988
                                                     =======         =======

     At June 30, 1997 and December 31, 1996, the Company had recorded reserves for obsolete inventory of $2,635,000 and $1,174,000, respectively.


3. During the second quarter of 1997, the Company recorded two non-recurring charges. The first was $4 million ($2.6 million after tax or $.29 loss per share) relating to Phoenix Systems and Technologies, Inc. (Phoenix). The second charge was $900,000 ($580,000 after tax or $.06 loss per share) relating to the Company's Corneal Topography System (CTS) business.

     In June 1992,  the Company was  approved  under the  Department  of Defense
     Mentor-Protege Program as a mentor for a minority-owned government contractor, Phoenix. Under this program, the Company has guaranteed a bank loan in the amount of $900,000. Additionally, concurrent with this approval, the Company acquired a 44% interest in Phoenix which is accounted for under the equity method.

     The Company is a subcontractor to Phoenix on certain engineering service contracts with the United States Government. Additionally, Phoenix rents its office space from the Company. Phoenix is also a vendor to PAR providing manufacturing and certain contract services. At December 31, 1996, the Company had recorded a receivable from Phoenix of $1.7 million, net of a $903,000 allowance, as a result of these activities.

                   PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

     During 1997, the Company's subcontracting activities expanded due to increased government requirements. This coupled with Phoenix's failure to make timely payments on amounts due have resulted in the growth of this receivable to $4.2 million at June 30, 1997. On July 29, 1997, the Company and Phoenix reached an agreement regarding repayment of amounts owed to PAR. Under this agreement, the Company received $720,000 in cash payments. The agreement also provides for certain payments to be made in the second half of 1997 and a note for $1.5 million which bears interest at 8% and is payable at the end of three years. This amount would be subordinate to the claims of a bank lender. PAR would also be removed from the $900,000 loan guarantee. PAR has relinquished its equity interest in Phoenix contingent upon successful execution of a bank financing agreement. PAR retains security interest in a portion of such stock as security for the repayment of the subordinated debt. The execution of this plan is primarily contingent upon Phoenix obtaining additional bank financing. Accordingly, the Company has recorded reserves in the second quarter totaling $4 million. This amount includes the remaining exposure on the receivables, ($4.2 million less $900,000 allowance and the $720,000 cash payments); the $900,000 loan guarantee and $500,000 for additional subcontracting efforts that the Company has performed subsequent to June 30, 1997. Any future amounts received under this agreement will be credited to income as received or, in the case of the loan guarantee, when the Company is relieved of its obligation. For full discussion on these events and the impact on certain announcements made by the Company, see the Company's Current Report on Form 8-K.

     The Company also recorded a $900,000 charge pertaining to its CTS business. The Company recently released a new CTS product and as a result certain obsolete inventory is on hand.

Item 2
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           QUARTER ENDED JUNE 30, 1997
                                  COMPARED WITH
                           QUARTER ENDED JUNE 30, 1996


The Company reported a net loss of $5.3 million or a loss per share of $.59 for the quarter ended June 30, 1997, compared to net income of $892,000 and earnings per share of $.11 for the quarter ended June 30, 1996. Revenues were $21.7 million for the second quarter of 1997 versus $28.4 million for the same quarter of 1996, a decrease of 24%.

These results for the second quarter of 1997 include an after tax charge of $2.6 million, or $.29 per share, relating to a receivable from and loan guarantee for Phoenix Systems & Technologies, Inc. (Phoenix). This arises primarily from accounts receivable due Rome Research Corporation (RRC), a wholly owned subsidiary of PAR, from Phoenix, and a loan guarantee made by the Company, on behalf of Phoenix, under the Department of Defense's Mentor Protege program. Phoenix is in arrears on significant moneys owed to RRC as a result of a sub-contractor relationship and Phoenix has been unable to obtain new financing sources at the present time. As a result it is appropriate for a reserve to be taken against the accounts receivable and also for the loan guarantee.

The results also include an after tax charge of $580,000 or $0.06 per share pertaining to the CTS business. This charge primarily involves obsolete inventory in the Company's CTS business. The Company recently released a new CTS product and as a result certain obsolete inventory is on hand.

Product revenues were $9.2 million in the second quarter of 1997 versus $15.2 million in the second quarter of 1996, a decrease of 39%. The decrease was primarily due to lower sales to Taco Bell as the Company fulfilled the majority of this customer's current requirements in 1996. Partially offsetting this decline was increased sales to Burger King as the Company began delivery of its new POS 4 hardware systems under its contract with Burger King Corporation. The Company anticipates an increase in product revenues in the second half of the year based on the continuation of its Burger King contract business and the anticipated acceptance of its new POS 4 products.

Service revenues decreased 3% to $6.8 million in the second quarter of 1997, compared to $7.0 million for the second quarter of 1996. The decrease was due to a special integration project requested by a customer in 1996 that did not recur in 1997. Additionally, installation revenue decreased in 1997 related to the lower product sales discussed above. Partially offsetting this decline was an increase in activities under the Taco Bell exclusive integration contract in 1997 when compared to 1996.

Contract revenues were $5.7 million in the second quarter of 1997, a decrease of 9% from $6.2 million reported in the second quarter of 1996. This decrease was due to the timing of material purchases on contracts and the cancellation for convenience in 1996 of certain software development contracts of the Company by the Department of Defense.

Gross margin on product revenues was 24% in the second quarter of 1997, compared to 38% for the second quarter of 1996. The lower margin in the second quarter of 1997 was due to the lower than normal product revenues and the inability to absorb certain manufacturing costs. In addition, product mix also affected the margins in the second quarter of 1997.

Gross margin on service revenues was 14% for the three months ended June 1997 versus 12% for the same three months of 1996. This increase was primarily the result of lower margins attributable to a special integration project requested by a customer in the second quarter of 1996.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           QUARTER ENDED JUNE 30, 1997
                                  COMPARED WITH
                           QUARTER ENDED JUNE 30, 1996


Gross margin on contract revenues was 5% in the second quarter of 1997 versus 6% in the second quarter of 1996. The decline in margins was due to an unfavorable contract mix in 1997 versus 1996.

Selling, general and administrative expenses were $5.6 million in the second quarter of 1997, an increase of 25% from the $4.4 million reported in the second quarter of 1996. This is primarily due to an increase in POS sales force costs in 1997 versus 1996 and to certain bad debt reserves related to the Company's government contract business.

Research and development expenses were $1.4 million in the second quarter of 1997 compared to $1.3 million in the second quarter of 1996, an increase of 10%. The increase is primarily due to activity in the Company's manufacturing/warehousing business. Research and development costs attributable to government contracts are included in cost of contract revenues.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                         SIX MONTHS ENDED JUNE 30, 1997
                                  COMPARED WITH
                         SIX MONTHS ENDED JUNE 30, 1996


The Company reported a net loss of $7.7 million, or a loss per share of $.85, on revenues of $39.7 million for the six months ended June 30, 1997. This compares to net income of $1.4 million, or earnings per share of $.18, on revenues of $53.9 million for the same six-month period of 1996.

Product revenues decreased 39% to $15.8 million for the first six months of 1997 versus $26.1 million for the same period of 1996. The decrease was primarily due to the completion of the current system requirements for Taco Bell in 1996. This was partially offset by the initial shipments under the Burger King Corporate contract in 1997.

Service revenues decreased 10% to $13.2 million for the first six months of 1997 compared to $14.7 million for the same period of 1996. This decrease was due to special service integration projects requested by a customer in 1996 and lower Taco Bell installation activity. This was partially offset by an increase in revenue attributable to the Taco Bell service integration contract.

Contract revenues were $10.8 million for the first six months of 1997, a decrease of 18% from $13.1 million reported for the same period of 1996. The decrease was primarily due to the timing of material purchases that are required on certain contracts, and the cancellation for convenience in 1996 of certain software development contracts of the Company by the Department of Defense.

Gross margin on product revenues was 20% for the first six months of 1997 versus 38% for the same period of 1996. The decline in margin was due to product mix and the unfavorable impact of certain fixed manufacturing costs on the lower product revenue in 1997.

Gross margin on service revenues was 13% for the six months ended June 30, 1997 versus 15% for the same six months of 1996. This decline was primarily the result of lower margins attributable to product mix of the different revenue offerings and higher than expected costs in the first quarter of 1997.

Gross margin on contract revenues was 5% for the first six months of 1997 compared to 6% for the same period in 1996. This decline is attributable to contract mix.

Selling, general and administrative expenses were $10.4 million for the first six months of 1997, compared to $8.3 million for the same period in 1996, an increase of 26%. The increase is primarily due to greater POS sales and marketing expenses and to certain bad debt reserves related to the Company's government contract business.

Research and development expenses were $2.5 million for the first six months of 1997, compared to $2.6 million for the same period in 1996, a decrease of 5%. Although the Company increased its POS and manufacturing/warehousing expenditures, net research and development expenses declined due to the requirement to capitalize certain software development costs under the Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. The Company incurred more software development costs meeting this requirement in 1997 than in 1996. Research and developments costs attributable to government contracts are included in cost of contract revenues.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                         SIX MONTHS ENDED JUNE 30, 1997
                                  COMPARED WITH
                         SIX MONTHS ENDED JUNE 30, 1996


Liquidity and Capital Resources

Cash flows to meet the Company's requirements for operating, investing and financing activities for the six months ended June 30, 1997 and 1996 are reported in the Consolidated Statement of Cash Flows.

The Company's primary source of liquidity has been from operations. Cash provided by operating activities was $928,000 in the first six months of 1997, compared to $2.3 million for the same period in 1996. The Company experienced significant collections of accounts receivable in 1997 due to the volume of sales generated in the fourth quarter of 1996. This was partially offset by the build up of restaurant and service inventory in anticipation of future sales orders and service requirements.

Cash used in investing activities was $1.4 million in the first six months of 1997, compared to $831,000 for the same period in 1996. In 1997, capital expenditures were primarily for upgrades to the manufacturing facility. In 1996, capital expenditures were for internal use computers and other miscellaneous items.

Cash used in financing activities was $22,000 for the first six months of 1997 compared to cash provided of $363,000 for the same period in 1996. In 1997, the Company acquired treasury stock at a cost of $163,000 and received $131,000 from the exercise of stock options held by employees. In 1996, the Company had $1.3 million of net borrowings under its line-of-credit with banks and generated $689,000 from the exercise of stock options. The Company also acquired treasury stock at a cost of $1.6 million.

The Company has line-of-credit agreements with certain banks, which aggregate $34.2 million, of which $195,000 was in use at June 30, 1997. The Company believes that it has adequate financial resources to meet its future liquidity and capital requirements.

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



           None during the second quarter of 1997.

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






Date:  August 13, 1997



                                         /S/RONALD J. CASCIANO
                                         ---------------------
                                         Ronald J. Casciano
                                         Vice President, Chief Financial Officer
                                         and Treasurer