Form 10-Q
period 1997-09-30
PAR TECHNOLOGY CORP
filed 1997-10-30
CIK 708821

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                                    FORM 10-Q

          [ X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

     For the Quarter Ended September 30, 1997. Commission File Number 1-9720

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

     The number of shares outstanding of registrant's common stock, as of October 17, 1997 - 8,848,965 shares.

                           PAR TECHNOLOGY CORPORATION


                                TABLE OF CONTENTS
                                    FORM 10-Q


                                     PART 1
                              FINANCIAL INFORMATION



   Item Number
   -----------

      Item 1.           Financial Statements
                        -  Consolidated Statement of Income for
                           the Three and Nine Months Ended
                           September 30, 1997 and 1996

                        -  Consolidated Balance Sheet at
                           September 30, 1997 and December 31, 1996

                        -  Consolidated Statement of Cash Flows
                           for the Nine Months Ended
                           September 30, 1997 and 1996

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

      Signatures

      Exhibit Index

Item 1.
Financial Statements

PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(In Thousands Except Per Share Amounts)
(Unaudited)

                                              For the three       For the nine
                                              months ended        months ended
                                              September 30,       September 30,
                                          ------------------  ------------------
                                             1997     1996      1997       1996
                                          --------  --------  --------  --------
Net revenues:
     Product ...........................  $ 16,993  $ 16,331  $ 32,790  $ 42,381
     Service ...........................     7,105     6,171    20,280    20,874
     Contract ..........................     7,435     5,436    18,203    18,564
                                          --------  --------  --------  --------
                                            31,533    27,938    71,273    81,819
                                          --------  --------  --------  --------
Costs of sales:
     Product ...........................    10,969     8,997    23,541    25,176
     Service ...........................     5,891     5,716    17,344    18,156
     Contract ..........................     7,025     5,125    17,300    17,465
                                          --------  --------  --------  --------
                                            23,885    19,838    58,185    60,797
                                          --------  --------  --------  --------

           Gross margin ................     7,648     8,100    13,088    21,022
                                          --------  --------  --------  --------

Operating expenses:
     Selling, general and administrative     4,510     4,675    14,953    12,986
     Research and development ..........     1,021     1,094     3,524     3,731
     Non-recurring charges .............      --        --       4,919      --
                                          --------  --------  --------  --------
                                             5,531     5,769    23,396    16,717
                                          --------  --------  --------  --------

Income (loss) from operations ..........     2,117     2,331   (10,308)    4,305
Other income, net ......................       132       415       385       650
                                          --------  --------  --------  --------

Income (loss) before provision for
   income taxes ........................     2,249     2,746    (9,923)    4,955
Provision (benefit) for income taxes ...       818       774    (3,617)    1,542
                                          --------  --------  --------  --------

Net income (loss) ......................  $  1,431  $  1,972  $ (6,306) $  3,413
                                          ========  ========  ========  ========

Earnings (loss) per common share .......  $    .16  $    .22  $   (.69) $    .40
                                          ========  ========  ========  ========

Weighted average number of common
   shares outstanding ..................     9,060     9,037     9,077     8,479
                                          ========  ========  ========  ========

PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(In Thousands Except Share Amounts)

                                                  September 30,
                                                      1997         December 31,
                                                   (Unaudited)         1996
Assets                                            ------------     -----------
Current Assets:
     Cash ..................................        $  4,966         $  8,391
     Accounts receivable-net ...............          33,571           42,335
     Inventories ...........................          25,452           21,988
     Income tax refund claims ..............           2,138              222
     Deferred income taxes .................           2,987            1,096
     Other current assets ..................           1,670            1,261
                                                    --------         --------
         Total current assets ..............          70,784           75,293

Property, plant and equipment - net ........           7,142            7,243
Other assets ...............................           3,202            4,222
                                                    --------         --------
                                                    $ 81,128         $ 86,758
                                                    ========         ========
Liabilities and Shareholders' Equity
Current Liabilities:
     Notes payable .........................        $    195         $    185
     Accounts payable ......................           5,086            5,127
     Accrued salaries and benefits .........           3,440            2,750
     Accrued expenses ......................           2,878            2,883
     Deferred service revenue ..............           2,545            2,241
                                                    --------         --------
         Total current liabilities .........          14,144           13,186
                                                    --------         --------
Deferred income taxes ......................           1,198              970
                                                    --------         --------

Shareholders' Equity:
     Common stock, $.02 par value,
       12,000,000 shares authorized;
       9,451,471 and 9,416,721 shares issued
       8,848,965 and 8,826,315 outstanding .             189              188
     Preferred stock, $.02 par value,
       250,000 shares authorized ...........            --               --
     Capital in excess of par value ........          27,694           27,564
     Retained earnings .....................          41,373           47,679
     Cumulative translation adjustment .....            (545)             (67)
     Treasury stock, at cost, 602,506 and
       590,406 shares ......................          (2,925)          (2,762)
                                                    --------         --------
         Total shareholders' equity ........          65,786           72,602
                                                    --------         --------
Contingent liabilities
                                                    --------         --------
                                                    $ 81,128         $ 86,758
                                                    ========         ========

PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(In Thousands)
(Unaudited)

                                                      For the nine months
                                                       ended September 30,
                                                     ----------------------
                                                        1997        1996
                                                     ----------  ----------
Cash flows from operating activities:
 Net income (loss) ...............................   $ (6,306)   $  3,413
 Adjustments to reconcile net
 income to net cash provided
 by operating activities:
  Depreciation and amortization ..................      1,704       1,773
  Provision for obsolete inventory ...............      2,619       1,590
  Translation adjustments ........................       (478)        (18)
 Increase (decrease) from changes in:
    Accounts receivable-net ......................      8,764        (945)
    Inventories ..................................     (6,083)     (6,730)
    Income tax refund claims .....................     (1,916)       --
    Other current assets .........................       (409)       (636)
    Other assets .................................      1,720        (386)
    Accounts payable .............................        (41)        921
    Accrued salaries and benefits ................        690      (1,017)
    Accrued expenses .............................         (5)       (320)
    Deferred service revenue .....................        304          70
    Income taxes payable .........................       --          (401)
    Deferred income taxes ........................     (1,663)          1
                                                     --------    --------
     Net cash used in operating activities .......     (1,100)     (2,685)
                                                     --------    --------
 Cash flows from investing activities:
  Purchase of investments ........................       --        (2,995)
  Capital expenditures ...........................     (1,197)       (910)
  Capitalization of software costs ...............     (1,106)       (893)
                                                     --------    --------
     Net cash used in investing activities .......     (2,303)     (4,798)
                                                     --------    --------
 Cash flows from financing activities:
  Net borrowings under line-of-credit agreements .         10        (121)
  Proceeds from the issuance of common stock .....       --        13,311
  Proceeds from the exercise of stock options ....        131         952
  Acquisition of treasury stock ..................       (163)     (2,037)
                                                     --------    --------
     Net cash provided (used) by
     financing activities ........................        (22)     12,105
                                                     --------    --------
 Net increase (decrease) in cash
 and cash equivalents ............................     (3,425)      4,622

 Cash and cash equivalents at beginning of year ..      8,391         458
                                                     --------    --------
 Cash and cash equivalents at end of period ......   $  4,966    $  5,080
                                                     ========    ========
Supplemental disclosures of cash flow information:
Cash paid during the year for:
  Interest .......................................   $     13    $     43
  Income taxes, net of refunds ...................       (101)      1,577

                   PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The statements for the three and nine months ended September 30, 1997 and 1996 are unaudited; in the opinion of the Company such unaudited statements include all adjustments (which comprise only normal recurring accruals) necessary for a fair presentation of the results for such periods. The consolidated financial statements for the year ending December 31, 1997 are subject to adjustment at the end of the year when they will be audited by independent accountants. The results of operations for the three and nine months ended September 30, 1997 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 1997. The consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes for the years ended in December 31, 1997 and 1996 included in the Company's December 31, 1997 Annual Report to the Securities and Exchange Commission on Form 10-K.
     Earnings per share are based on the weighted average number of shares outstanding plus common stock equivalents under the Company's stock option plans.

2. Inventories are used in the manufacture of Point-Of-Sale systems and other commercial products. The components of inventory, net of related reserves, consist of the following:

                                 (In Thousands)
                                 --------------

                            September 30,  December 31,
                                1997          1996
                            ------------   -----------
          Finished goods       $ 6,828       $ 5,111
          Work in process        3,591         3,538
          Component parts        6,566         6,234
          Service parts .        8,467         7,105
                               -------       -------
                               $25,452       $21,988
                               =======       =======


     At September 30, 1997 and December 31, 1996, the Company had recorded reserves for obsolete inventory of $2,580,000 and $1,174,000, respectively.

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

     The Company is a subcontractor to Phoenix on certain engineering service contracts with the United States Government. Additionally, Phoenix rented its office space from the Company. Phoenix is also a vendor to PAR providing manufacturing and certain contract services. At December 31, 1996, the Company had recorded a receivable from Phoenix of $1.7 million, net of a $903,000 allowance, as a result of these activities.

                   PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


     During 1997, the Company's subcontracting activities expanded due to increased government requirements. This coupled with Phoenix's failure to make timely payments on amounts due resulted in the growth of this receivable to $4.2 million at June 30, 1997. On July 29, 1997, the Company and Phoenix reached an agreement regarding repayment of amounts owed to PAR. Under this agreement, the Company received $720,000 in cash payments. The agreement also provides for certain payments to be made in the second half of 1997 and a note for $1.5 million which bears interest at 8% and is payable at the end of three years. This amount would be subordinate to the claims of a proposed bank lender. PAR would also be removed from the $900,000 loan guarantee. PAR has relinquished its equity interest in Phoenix contingent upon successful execution of a bank financing agreement. PAR retains security interest in a portion of such stock as security for the repayment of the subordinated debt.

     The execution of this plan is primarily contingent upon Phoenix obtaining additional bank financing. Accordingly, the Company has recorded reserves in the second quarter of 1997 totaling $4 million. This amount includes the remaining exposure on the receivables, ($4.2 million less $900,000 allowance and the $720,000 cash payments); the $900,000 loan guarantee and $500,000 for additional subcontracting efforts that the Company has performed subsequent to June 30, 1997.

     During the third quarter, the Company continued to perform subcontracting activities for Phoenix. Phoenix is making timely payments to the Company on all current work billed to Phoenix. Phoenix's efforts to secure additional bank financing are ongoing. The Company believes its current reserve position continues to be adequate. For full discussion on these events and the impact on certain announcements made by the Company, see the Company's Current Report on Form 8-K filed on August 13, 1997.

     In the second quarter of 1997, the Company also recorded a $900,000 charge pertaining to its CTS business. The Company recently released a new CTS product and as a result certain obsolete inventory is on hand.

Item 2
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                        QUARTER ENDED SEPTEMBER 30, 1997
                                  COMPARED WITH
                        QUARTER ENDED SEPTEMBER 30, 1996


Results of Operations

The Company reported revenues of $31.5 million for the quarter ended September 30, 1997 an increase of 13% from the $27.9 million for the third quarter of 1996. Net income was $1.4 million and earnings per share was $.16 for the quarter ended September 30, 1997. This compares to net income of $2 million and earnings per share of $.22 for the same quarter of 1996.

Product revenues increased 4% to $17 million in 1997 versus $16.3 million in 1996. This increase is the result of sales to Burger King under the Company's contract with this customer for its new POS IV hardware system. Additionally, international sales grew 20% in the third quarter of 1997 versus the same period a year ago. This increase was primarily with sales to McDonald's in countries such as Argentina, Portugal and Spain. These increases offset declines in sales with Taco Bell and Whataburger as the Company fulfilled these customer's current requirements in 1996. With the recent release of the Company's new software products, product sales are expected to grow at a faster rate in the fourth quarter of 1997.

Service revenues increased 15% to $7.1 million in the third quarter of 1997, compared to $6.2 million for the third quarter of 1996. This increase was due to the expansion of the Taco Bell service integration contract, certain price adjustments in various service offerings and a 19% growth in international service requirements.

Contract revenues were $7.4 million in 1997, an increase of 37% from $5.4 million reported in 1996. This increase was due to the Company's Airfield Maintenance Contract at Griffiss Air Force Base.

Gross margin on product revenues was 35% in the third quarter of 1997, compared to 45% for the third quarter of 1996. The decline in margins were due to product mix as the Burger King sales were for POS IV hardware only. Due to the recent release of new software products, the Company is anticipating a more favorable product mix in the future.

Gross margin on service revenues was 17% for the three months ended September 1997 versus 7% for the same three months of 1996. This increase was the result of higher service revenue which resulted in more favorable absorption of fixed service costs and price adjustments in certain service offerings. Additionally, the 1996 results include a low margin special integration project requested by a customer and costs associated with the transition to a new third party service provider which the Company uses in certain parts of the United States.

Gross margin on contract revenues was 6% in 1997 and 1996. The Company typically experiences 5% to 6% margin on its contract business.

Selling, general and administrative expenses were $4.5 million in 1997, a decrease of 4% from the $4.7 million reported in 1996. This was due to the Company's ability to control expenses and slightly lower bad debt expense experienced in 1997 versus 1996.

Research and development expenses were $1 million in the third quarter of 1997, a decrease of 7% from the $1.1 million recorded in 1996. While the Company held its research and development expenditures at a constant level in 1997 versus 1996, net research and development expenses declined due to the requirement to

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                        QUARTER ENDED SEPTEMBER 30, 1997
                                  COMPARED WITH
                        QUARTER ENDED SEPTEMBER 30, 1996


capitalize certain software development costs under the Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. The Company incurred more software costs meeting this requirement in 1997 than in 1996. Research and development costs attributable to government contracts are included in cost of contract revenues.

Other income was $132,000 in 1997 versus $415,000 in 1996. This decrease was due to a decline in interest income as a result of a lower average cash balance during 1997 when compared to 1996.

The effective tax rate for the third quarter of 1997 was 36% versus 28% a year ago. In 1996 the Company benefited from the favorable results of a federal income tax audit.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                      NINE MONTHS ENDED SEPTEMBER 30, 1997
                                  COMPARED WITH
                      NINE MONTHS ENDED SEPTEMBER 30, 1996


The Company reported revenues of $71.3 million for the nine months ended September 30, 1997, a decrease of 13% from the $81.8 million for the same months of 1996. The Company reported a net loss of $6.3 million and a loss per share of $.69 for the nine months ended September 30, 1997. This compares to net income of $3.4 million and earnings per share of $.40 for the same period of 1996.

The results for the nine months ended September 30, 1997 include an after tax charge of $2.6 million, or $.29 per share, relating to a receivable from and loan guarantee for Phoenix Systems & Technologies, Inc. (Phoenix). This arises primarily from accounts receivable due Rome Research Corporation (RRC), a wholly owned subsidiary of PAR, from Phoenix, and a loan guarantee made by the Company, on behalf of Phoenix, under the Department of Defense's Mentor Protege Program. Phoenix is in arrears on significant moneys owed to RRC as a result of a sub-contractor relationship and Phoenix has been unable to obtain new financing sources at the present time. As a result, a reserve was taken against the accounts receivable and also for the loan guarantee in the second quarter of 1997.

Product revenues decreased 23% to $32.8 million in 1997 versus $42.4 million in 1996. This was due to the completion of current customer requirements for Taco Bell and Whataburger in 1996. The decrease was partially offset by sales of new POS IV hardware to Burger King under the Company's contract with this customer.

Service revenues decreased 3% to $20.3 million for the first nine months of 1997 compared to $20.9 million for the same period of 1996. This decrease was due to a special service integration project requested by a customer in 1996 with no similar project in 1997. This was partially offset in 1997 by the expansion of the Taco Bell service integration contract and certain price adjustments.

Contract revenues were $18.2 million in 1997, a decrease of 2% from $18.6 million reported in 1996. The decrease is due to the completion of certain contracts in 1996. These declines have been virtually offset by the Company's Airfield Maintenance Contract at Griffiss Air Force Base.

Gross margin on product revenues was 28% in 1997 compared to 41% in 1996. The decline in margin was due to product mix as Burger King sales in 1997 included just the Company's hardware products. In addition, the Company experienced more favorable absorption of certain fixed manufacturing costs in 1996 due the higher sales volume.

Gross margin on service revenues was 14% for the nine months ended September 30, 1997 versus 13% for the same nine months of 1996. This improvement was due to certain favorable price adjustments on various service offerings in 1997 and a low margin special integration project requested by a customer in 1996.

Gross margin on contract revenues was 5% in 1997 compared to 6% for the same period in 1996. This decrease is attributable to contract mix. The Company typically experiences between 5% and 6% margin on its contract business.

Selling, general and administrative expenses were $15 million in 1997 compared to $13 million in 1996, an increase of 15%. This increase was primarily due to greater POS sales and marketing expenses and to certain bad debt reserves relating to the Company's government contract business.

Research and development expenses were $3.5 million in 1997, a decrease of 6% from the $3.7 million in 1996. The decrease is primarily due to the requirement to capitalize certain software costs as discussed above.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                      NINE MONTHS ENDED SEPTEMBER 30, 1997
                                  COMPARED WITH
                      NINE MONTHS ENDED SEPTEMBER 30, 1996


Other income was $385,000 in 1997 versus $650,000 in 1996. This decrease was due to a decline in interest income as a result of a lower average cash balance during 1997 when compared to 1996.


Liquidity and Capital Resources

Cash flows to meet the Company's requirements for operating, investing and financing activities for the nine months ended September 30, 1997 and 1996 are reported in the Consolidated Statement of Cash Flows.

The Company's primary source of liquidity has been from operations. Cash used by operating activities was $1.1 million in the first nine months of 1997, compared to cash used of $2.7 million in 1996. During 1997, the Company experienced a net loss of $6.3 million and an increase in its POS product and service inventory in anticipation of future sales orders and service requirements. This was partially offset by significant collections in 1997 of accounts receivable generated by the sales volume in the fourth quarter of 1996.

Cash used in investing activities was $2.3 in 1997, compared to $4.8 million in 1996. In 1997, capital expenditures were primarily for upgrades to the manufacturing facility. Capital expenditures in 1996 were for internal use computers and other miscellaneous items. In 1996, the Company used a portion of the proceeds received from its stock offering to purchase short-term investments.

Cash used in financing activities was $22,000 for the first nine months of 1997 compared to cash provided of $12.1 million in 1996. In 1997, the Company received $131,000 from the exercise of employee stock options. The Company also purchased 12,100 shares of its stock at a cost of $163,000. In 1996, the Company sold 975,200 shares of common stock in a secondary offering which netted approximately $13.3 million. During 1996, the Company also received $952,000 from the exercise of employee stock options and purchased into treasury, 135,000 shares of its stock at a cost of approximately $2 million.

The Company has line-of-credit  agreements with certain banks, which aggregate $
34.2 million, of which $195,000 was in use at September 30, 1997. The Company believes that it has adequate financial resources to meet its future liquidity and capital requirements.

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



    Form 8-K filed on August 13, 1997.

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





Date:  October 29, 1997



                                     /S/RONALD J. CASCIANO
                                     ---------------------
                                     Ronald J. Casciano
                                     Vice President, Chief Financial Officer
                                     and Treasurer