Form 10-K
period 1997-12-31
PAR TECHNOLOGY CORP
filed 1998-03-25
CIK 708821

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                  For the Fiscal Year Ended December 31, 1997.
                                       OR

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

                                                   Name of Each Exchange on
       Title of Each Class                             Which Registered
  Common Stock, $.02 par value                     New York Stock Exchange

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     The aggregate market value of the voting stock held by non-affiliates of the registrant based on the average price as of March 18, 1998 - $29.8 million.

     The number of shares outstanding of registrant's common stock, as of March 18, 1998 - 8,897,165 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's proxy statement in connection with its 1998 annual meeting of stockholders are incorporated by reference into Part III.

                           PAR TECHNOLOGY CORPORATION

                                TABLE OF CONTENTS
                                    FORM 10-K

     Item Number
     -----------
                                     PART I

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

                                    PART III

      Item 10.       Directors, Executive Officers and Other
                     Significant Employees of the Registrant
      Item 11.       Executive Compensation
      Item 12.       Security Ownership of Certain Beneficial Owners
      Item 13.       Certain Relationships and Related Transactions

                                     PART IV

      Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      Signatures

                           PAR TECHNOLOGY CORPORATION

                                     PART I

Item 1: Business

     PAR Technology Corporation ("PAR" or the "Company") is a full-function, solutions oriented Company which focuses on the reliable capture, preservation, processing and management of information throughout a business enterprise. The Company is a leading supplier of integrated solutions to the quick service restaurant industry and also provides solutions for manufacturing/warehousing enterprises. The Company's systems-based solutions have been engineered to perform reliably under harsh operating conditions and incorporate high levels of systems integration, in-depth knowledge of the customers' workflow processes, and local and wide-area networking capability.

     The Company also develops advanced computer-based systems and technologies for government agencies. Through its government-sponsored development work, PAR has generated significant technologies with commercial applications, from the transaction information processing capability underlying its primary business, to advanced vision technology currently being implemented in the Company's proprietary Automatic On-Line X-Ray Inspection System for use in the food packaging processes.

     Information concerning the Company's industry segments for the three years ended December 31, 1997 is set forth in Note 11 to the Consolidated Financial Statements included elsewhere herein.

     The Company's principal executive offices are located at PAR Technology Park, 8383 Seneca Turnpike, New Hartford, New York 13413-4991, telephone number
(315) 738-0600. Unless the context otherwise requires, the term "PAR" or "Company" as used herein means PAR Technology Corporation and its wholly-owned subsidiaries.

                               Commercial Segment

     PAR, through its wholly owned subsidiary ParTech, Inc., formerly PAR Microsystems Corporation, is a leading supplier of integrated solutions to the quick service restaurant industry and also provides solutions for manufacturing/warehousing enterprises. The Company's Point-of-Sale (POS) restaurant technology system integrates both extendible systems software and the Company's ruggedized Pentium(R) based hardware platforms. This integrated system can host fixed as well as wireless order-entry terminals and may include video monitors, third-party supplied peripherals networked via an Ethernet LAN and is accessible to enterprise-wide network configurations. For manufacturing and warehousing enterprises, the Company designs and implements complex integrated transaction processing solutions incorporating its data collection and management software that provide real-time connectivity with multiple host computers, diverse legacy applications software and "best-of-breed" software and data input hardware technologies. PAR further provides extensive systems integration capabilities to design, tailor and implement solutions that enable its customers to manage, from a central location, all aspects of data collection and processing for single or multiple site enterprises. The Company's wholly owned subsidiary, PAR Vision Systems Corporation has developed and is marketing an automatic vision inspection system called Qscan(R) for the food-processing industry. This system utilizes a specialized image processing technique to detect contaminants in filled containers.

Products

     The demands of the major quick service chains include rugged, reliable point of sale systems capable of recording, transmitting and coordinating large numbers of orders for quick delivery. The Company's modular, integrated solutions permit its Quick Service Restaurant (QSR) customers to configure their restaurant technology systems to meet their order-entry, menu, food preparation and delivery coordination requirements while recording all aspects of the transaction at the site. The current offerings are the result of the Company's 20 years experience and an in-depth understanding of the QSR market. This knowledge and expertise is reflected in its product design, manufacturing capability and systems integration skills.

       Software. Recently PAR introduced intouch(TM), a new software application that enables the Company to expand its offerings beyond QSR to the full service and delivery markets. The intouch product incorporates rich features and functions such as real time mirror imaging of critical data, on-line graphical help, interactive diagnostics including real time monitoring of restaurant operations through user defined parameters as well as intuitive graphical user interfaces. In addition, this software offers a back office application that includes such features as labor scheduling and inventory management. The
software  also  supports  in-store  communications  between  terminals,   remote
printers and displays, and back office PCs through an Ethernet LAN. The Company's other POS software, GT is the most widely used software in the quick service restaurant industry, installed in 20,000 restaurants in 90 countries worldwide. The features and functions of GT are extensive and integrate a high degree of flexibility for the routing and display of orders in real-time and for the design and integration of the Company's display data-entry terminals.

     Hardware. The Company's POS system, POS 4, is a state-of-the-art 64 bit Pentium(R) based system, designed to handle the most powerful applications of today and those of tomorrow. POS 4 is an open architecture hardware platform with industry standard components, it is compatible with the most popular operating systems, and is the first POS hardware system to be certified by Microsoft(R) as Windows(R) NT Compliant(R). The POS hardware supports a distributed processing environment and incorporates an advanced restaurant technology system, utilizing Intel microprocessors, standard PC expansion slots, Ethernet LAN and standard Centronics printer ports. The system augments its industry standard components with features for QSR applications such as multiple video ports. The POS system utilizes distributed processing architecture to integrate a broad range of PAR and third-party peripherals and is designed to withstand the harsh QSR environment. The system has a favorable price-to-performance ratio over the life of the system as a result of its PC compatibility, ease of expansion and use and high reliability design.

     Display terminals process and track customer orders, process employee timekeeping records, and provide on-screen production and labor scheduling. Terminals may be configured with a touch screen rather than a fixed position keyboard, allowing greater flexibility in menu design. The POS touch screen configuration allows a restaurant manager to easily reconfigure or change the menu to add new food items or provide combination meals without reprogramming the system. Wireless hand-held terminals permit restaurant employees to take orders while customers are waiting or in drive-thru lines, thus increasing the speed of service, as the customer's food order is complete by the time he or she reaches the counter and pays for the order. This system also utilitizes video monitors, printers and various other devices that can be added to a LAN. The manager can use a standard microcomputer to collect and report on store-generated data.

     Systems Integration. The Company utilizes its systems integration and engineering expertise in developing functions and interfaces for its restaurant technology products to meet diverse customer requirements. The Company works closely with its customers to identify and accommodate the latest developments in restaurant technology by developing interfaces to equipment, including innovations such as automated cooking and drink dispensing devices, customer-activated terminals and order display units located inside and outside of the restaurant. The Company provides systems integration to interface specialized components, such as television monitors, coin dispensers and non-volatile memory for journalizing transaction data, as may be required in some international applications. The Company also integrates the restaurant manager's back office computer, as well as corporate home office computers, as management information requirements dictate.

Manufacturing/Warehousing Transaction Processing Systems

     The Company's manufacturing/warehousing transaction processing systems business provides enabling and applications software and systems integration services to manufacturing and warehousing end users through distributed enterprise networks. The Company's primary product offering to the manufacturing/warehousing industry is its Transaction Processing data collection enabling software package. The Transaction Processing product is an open platform, middleware application that provides connectivity across multiple non-compatible host computers, including those manufactured by International
Business Machines Corporation, Hewlett-Packard Company, and Digital Equipment Corporation. PAR's Transaction Processing software also provides connectivity among diverse MRP, MRP II and MES programs (such as SAP and MANMAN) and fixed-base and hand-held RF data collection terminals on the factory floor, including those sold by Intermec Corporation, Percon, Inc., UBI Corporation and Telxon Corporation. PAR's middleware offers simplified system use and operations while maintaining system speed in complex transaction processing environments. This software package provides a flexible and highly functional platform for on-line transaction processing applications such as distribution time and attendance, inventory control, warehousing, job status, scheduling and quality control. Data can be directly read from and written to host databases, as well as forwarded to managers, who can respond quickly to production deviations based on real-time information.

     The Company offers system integration services for implementing data collection hardware and its software for its clients. PAR's team of systems engineers, application developers, and product support personnel have experience in providing optimal system integration solutions, and work closely with customer personnel to define requirements, identify solutions, and implement solutions based on the customer's needs.

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

Installation and Training

     In the U.S., Canada, Europe, South Africa, Australia and Asia, PAR POS personnel provide installation, training, and integration services, on a fixed-fee basis, as a normal part of the equipment purchase agreement. In certain areas of North America, Europe and Asia, the Company provides these integration services through third parties.

Maintenance and Service

     The Company offers a range of maintenance and support services as part of its total solutions for its targeted transaction processing markets. In the North American restaurant technology market, the Company provides comprehensive maintenance and integration services for its own and third-party equipment and systems through a 24-hour central telephone customer support and diagnostic service in Boulder, Colorado and a field service network consisting of 60 locations offering factory, on-site, and depot maintenance and spare unit rentals. When a restaurant technology system is installed, PAR employees train the restaurant employees and managers to ensure efficient use of the system. If a problem occurs, PAR's current software products allow a service technician to diagnose the problem by telephone, greatly reducing the need for on-site service calls. The Company has contracted with Taco Bell to serve as the exclusive service integrator for restaurant technology systems, back office computer systems, hand-held data entry devices and other computer-based equipment in all company-owned Taco Bell, Taco Bell Express and Hot `n Now restaurants in the United States, Canada and Puerto Rico.

     The Company also maintains service centers in Europe, South Africa, Australia and Asia. The Company believes that its ability to address all support and maintenance requirements for a customer's restaurant technology network provides it with a competitive advantage.

     In the manufacturing/warehousing market, the Company offers technical support through an experienced product support staff available in the field or by telephone. The Company also provides training classes, led by experienced and highly qualified personnel, on its products and integration services, including both hands-on experience with use of software and operation of hardware. The Company offers ongoing maintenance and enhancements.

Marketing

     Restaurant Technology. Sales in the restaurant technology market are usually generated by first gaining the acceptance of the restaurant chain as an approved vendor. Upon approval, marketing efforts are then directed to franchisees of the chain. Sales efforts are also directed toward franchisees of chains for which the Company is not an approved vendor. The Company employs direct sales personnel in five sales groups. The National Accounts Group works with major restaurant chain customers. The North and South American Sales Group targets franchisees of the major restaurant chain customers, franchisees of other major chains, as well as smaller chains. The International Sales Group seeks sales to major customers with restaurants overseas and to international chains that do not have a presence in the United States. The New Accounts Group seeks sales to major new corporate accounts. The Company's Reseller network works exclusively with third party dealers and value added resellers throughout the country.

     Manufacturing/Warehousing Systems. The Company's direct sales efforts in the manufacturing/ warehousing data collection market is generally focused on the highest level of the customer's executive management. Substantial lead time is required in sales efforts due to the fact that automation equipment is normally fitted into the manufacturing or warehousing environment as a plant is constructed. The Company has also entered into strategic marketing relationships with several companies, including Intermec Corporation, Norand Corporation and Telxon Corporation, and Digital Logistics Management.

     X-Ray Inspection Systems. The Company currently utilizes a direct sales force to market Qscan. The Company also has created an international dealer network in Europe and Australia in order to address the wide geographical scope of the market.

Competition

     Competition in the restaurant technology and manufacturing/warehousing transaction processing markets is based primarily on functionality, reliability, quality, performance, price of products, and service and support. The Company believes that its principal competitive advantages include its focus on a total integrated solution offering, its advanced development capabilities, its industry knowledge and experience, product reliability, its direct sales force, the quality of its support and quick service response, and, to a lesser extent, price. The markets in which the Company competes are highly competitive. There are currently several suppliers who offer some form of sophisticated restaurant technology system similar to the Company's. The Company competes with other vendors of technology systems and the internal efforts of its current or prospective customers. Major competitors include Panasonic, International Business Machines Corporation, NCR and Micros Systems Inc. The Company believes that the manufacturing/warehousing data collection market is highly fragmented.

Backlog

     At December 31, 1997, the Company's backlog of unfilled orders for the Commercial segment was approximately $6,159,000 compared to $1,877,000 a year ago. Most of the present orders will be delivered in 1998. Commercial segment orders are generally of a short-term nature and are usually booked and shipped in the same fiscal year.

Research and Development

     The highly technical nature of the Company's restaurant POS technology, manufacturing/ warehousing, and X-Ray inspection products requires a significant and continuous research and development effort. The Company engages in the research and development of new technologies under government contracts and through internally funded projects. Research and development expenses on internally funded projects were approximately $5,265,000 in 1997, $5,005,000 in 1996, $5,331,000 in 1995. See Note 1 to the Consolidated Financial Statements incorporated herein by reference for discussion on Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.

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

                               Government Segment

     PAR has two wholly owned subsidiaries in the government business segment, PAR Government Systems Corporation (PGSC) and Rome Research Corporation (RRC). These companies provide federal and state government organizations, including the U. S. Department of Defense (DoD), with a wide range of technical products and services. Some of the more significant areas that the Company is involved include design, development and systems integration of state-of-the-art data processing systems, advanced research and development for high-technology projects, software development/ testing, engineering services, and operation & maintenance for government facilities. The Company's offerings cover the entire development cycle for Government systems: requirements analysis, design specification, development, implementation, installation, test and evaluation.

Image & Signal Processing

     This business sector deals with the collection and analysis of complex and massive sensor data. The Company is a leader in developing and implementing target detection and tracking algorithms for both radar and infrared sensor systems. Since 1986, the Company has been a key contributor to the full-scale engineering development for the Joint STARS program, providing algorithm development and data handling for both moving target indicator and synthetic aperture radar technologies that detect, track and target ground vehicles.

     The Company's scientists have also developed sensor concepts and algorithms to address the difficult problem of detecting low-contrast targets against cluttered background (e.g., finding a cruise missile or fighter aircraft against a terrain background). Through key contracts from the Defense Advanced Projects Research Agency (DARPA), the U.S. Army and the U.S. Navy, the company is creating data analysis systems for hyperspectral sensors, a new class of infrared sensors.

Special Programs & C3I

     The Company provides special data handling and system interoperability for key Government customers. PAR's operation of the Image Exploitation 2000 facility for the Air Force's Rome Laboratory has assisted with the introduction of many new data handling concepts, including imagery dissemination using Internet technology. A key contract in command and control being conducted for the National Imagery and Mapping Agency and the U.S. Air Force is the Image Product Library, a multi-year effort that addresses the world-wide dissemination of imagery to military commanders.

Logistics Management Systems

     This division provides seamless visibility for a user's assets, utilizing small electronic tags on assets and cargos to communicate information on an asset's location and state. Under a contract with the U.S. Department of Transportation and the National Institute for Environmental Renewal (NIER) entitled Tranzit Xpress, the Company provided a system that monitors and tracks hazardous material (HAZMAT) cargos on trucks in Northeastern Pennsylvania. The current program phase tracks these cargos within an intermodal port facility in Los Angeles, California. Through internal funding, the Company has extended this technology to produce a commercial product, Cargo*Mate, that will be able to track high-value or hazardous cargos in a variety of transport or warehouse environments.

Environmental & GIS

     An environmental measurement and data management system has been implemented for the NIER that integrates field sensors, GIS systems, image processing, contaminant monitoring, risk assessment, and site modeling. This environmental data system has been used to assess conditions at several private and government-owned sites, addressing air and water quality monitoring, detection and monitoring of soil and underground contaminants, and emergency response for flooding situations.

     This division also addresses the movement of massive data sets, and the adaptation of mapping data to meet user needs for mission planning, and decision support. U.S. Government agencies use the Company's software to rapidly convert images to digital maps; to store, edit, and retrieve such maps; and to extract features from digital data bases. Applications of these GIS technologies also address the needs of state and local government groups.

Test Laboratory and Range Operations

     The Company provides management, engineering, and technical services under several contracts with the U.S. Air Force and the U.S. Navy. These services include the planning, execution, and evaluation of tests at government ranges and laboratories operated and maintained by the Company. Test activities encompass unique components, specialized equipment, and advanced systems for radar, communications, electronic countermeasures, and integrated weapon systems. The Company also develops complex measurement systems in several defense-related areas of technology. These systems are computer-based and have led to the development by the Company of a significant software capability, which provides the basis for competing in new markets.

Software Test and Validation

     The Company supports the Northrup Grumman Joint STARS program, which provides the Company with a means of expanding its business base into a different segment of the defense industry. The Joint STARS effort is the Company's first venture into the software verification and validation arena, with Company engineers embedded in the Northrup Grumman test organization for formal qualification of the entire Joint STARS suite. The Company participates in all phases of the test process, from initial analysis to government acceptance. The ability to provide a wide range of software technology is particularly important during a period when almost all engineering efforts require the application of complex software and hardware in support of a given task.

Facility Management

     The Company manages all phases of airfield operations of the Griffiss Minimum Essential Airfield (MEA) at the former Griffiss Air Force Base in Rome, NY. Griffiss MEA has one of the world's largest runways, and is the only airfield ever to be privatized by the U.S. Air Force. The Company provides a full range of services, from air traffic control and airfield management to grounds maintenance, in support of the U.S. Army's 10th Mountain Division. The Company also supports the U.S. Navy at the Naval Radio Transmitting Facility in Dixon, CA. The Company's staff will provide a wide range of operational services in support of this critical Naval facility.

Advanced Research and Development

     The Company supports numerous technology demonstrations for the DoD, including the Advanced Sensor Technology Program (ASTP), dedicated to air defense surveillance and reconnaissance systems for missile defense. The Company supports the development of sensor systems and fusion processor programs for the ASTP. The Company also supports Navy airborne surveillance systems through the development of advanced optical sensors. Technology efforts include optical materials characterization, laser design and analysis, image and signal processing, and aircraft systems integration.

Government Contracts

     The Company performs work for U.S. Government agencies under fixed-price, cost-plus fixed fee, time-and-material, and incentive-type prime contracts and subcontracts. Most of its contracts are for one-year to five-year terms. The Company also has been awarded Task Order/Support contracts.

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

     Additionally, the Defense Contract Audit Agency on a regular basis audits the books and records of the Company. Such audits can result in adjustments to contract costs and fees. Audits have been completed through the Company's fiscal year 1994 and have not resulted in any material adjustments.

Marketing and Competition

     Primarily senior- and middle management and technical staff members conduct the Company's marketing activities in the Government sector. Marketing begins with collecting information from a variety of sources concerning the present and future requirements of the Government and other potential customers for the types of technical expertise provided by the Company. A proven approach is for the Company to enter into teaming arrangements with other contractors. Teaming arrangements allow the contractors to complement the unique capabilities of each other and to offer the Government the best combination of capabilities to achieve the performance, cost, and delivery schedule desired for the system being procured. Structuring the right teaming arrangement can significantly enhance a contractor's competitive position. Some of the contractors that the Company has previously, or is presently, teamed with are AAI, GDE, Harris, Lockheed-Martin, Northrop Grumman Corporation, GTE, and TASC.

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

Backlog

     The dollar value of existing Government contracts at December 31, 1997, net of amounts relating to work performed to that date, was approximately $21,500,000, of which $11,000,000 was funded. At December 31, 1996, the comparable amount was approximately $19,700,000, of which $4,800,000 was funded. Funded represents amounts committed under contract by Government agencies and prime contractors. The December 31, 1997 Government contract backlog of $21,500,000 represents firm, existing contracts. Approximately $14,900,000 of this amount will be completed in calendar year 1998 as funding is committed.

                                    Employees

     As of December 31, 1997, the Company had 880 employees, approximately 67% of whom are engaged in the Company's Commercial segment, 27% are in the Government segment, and the remainder are corporate employees.

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

Item 2: Properties

     The  following  are the  principal  facilities  (by square  footage) of the
Company:


                       Industry                 Floor Area             Number of
   Location             Segment            Principal Operations          Sq. Ft.
   --------             -------            --------------------          -------
New Hartford, NY       Commercial        Principal executive offices     146,000
                       Government        manufacturing, research and
                                         development laboratories,
                                         computing facilities
Boulder, CO            Commercial        Service                          17,500
Rome, NY               Government        Research and Development         15,500
Norcross, GA           Commercial        Research and Development          9,200
Sydney, Australia      Commercial        Sales and Service                 8,800
La Jolla, CA           Government        Research and Development          8,400
Boca Raton             Commercial        Research and Development          7,300
Arlington, TX          Commercial        Sales, Research and Development   6,100
San Antonio, TX        Commercial        Sales                             4,700
Irvine, CA             Commercial        Sales and Service                 4,500


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

Item 4: Submission of Matters to a Vote of Security Holders

     None

                                     PART II

Item 5: Market for the Registrant's Common Stock and Related Stockholder Matters

     The Company's Common Stock, par value $.02 per share, trades on the New York Stock Exchange (NYSE symbol - PTC). At December 31, 1997, there were approximately 882 owners of record of the Company's Common Stock, plus those owners whose stock certificates are held by brokers.

     The following table shows the high and low stock prices for the two years ended December 31, 1997 as reported by New York Stock Exchange:


                              1997                      1996
                        ----------------         -----------------
    Period              Low         High         Low          High
    ------              ---         ----         ---          ----

First Quarter           9 7/8      14 3/4        8 1/4       16 7/8
Second Quarter          8 1/8      10 7/8        14 1/8      19 7/8
Third Quarter           8 1/8      10 7/16       12 3/8      17 3/4
Fourth Quarter          9 1/16     11 15/16      10 3/4      14 3/4


     The Company has not paid cash dividends on its common stock, and its Board of Directors presently intends to continue to retain earnings for reinvestment in growth opportunities for the Company. Accordingly, it is anticipated that no cash dividends will be paid in the foreseeable future.

Item 6:  Selected Financial Data


                 SELECTED CONSOLIDATED STATEMENT OF INCOME DATA
                    (In thousands, except per share amounts)


                                       Year ended December 31,
                     -----------------------------------------------------------
                        1997         1996        1995       1994         1993
                     -----------------------------------------------------------

Total revenues       $ 100,020    $ 117,661   $ 107,394   $  94,530   $  81,247
                     =========    =========   =========   =========   =========

Net income (loss)    $  (8,719)   $   5,947   $   4,658   $   3,661   $   2,529
                     =========    =========   =========   =========   =========

Diluted earnings
  (loss) per share   $    (.99)   $     .69   $     .58   $     .46   $     .32
                     =========    =========   =========   =========   =========



                    SELECTED CONSOLIDATED BALANCE SHEET DATA
                                 (In thousands)

                                         December 31,
                       -----------------------------------------------
                         1997      1996     1995      1994       1993
                       -----------------------------------------------

Working capital        $53,382   $62,107   $42,976   $38,915   $34,489
Total assets            83,204    86,758    68,073    60,642    60,449
Long-term debt            --        --        --        --        --
Shareholders' equity    63,417    72,602    53,132    48,645    44,530


Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis highlights items having a significant effect on operations during the three-year period ended December 31, 1997. It may not be indicative of future operations or earnings. It should be read in conjunction with the Consolidated Financial Statements and Notes thereto and other financial and statistical information appearing elsewhere in this report.

Results of Operations -- 1997 Compared to 1996

     PAR Technology Corporation reported a loss per share of $.99 for the year ended December 31, 1997, compared to earnings per share of $.69 for the year ended December 31, 1996. The Company reported a net loss of $8.7 million in 1997 compared to net income of $5.9 million for 1996. Revenues for 1997 were $100 million versus $117.7 million for 1996, a decrease of 15%.

     The 1997 results include an after tax charge of $1.7 million, or $.19 loss per share, relating to a receivable from Phoenix Systems & Technologies, Inc.
(Phoenix). This arises primarily from accounts receivable due Rome Research Corporation (RRC), a wholly owned subsidiary of PAR, from Phoenix. Phoenix is in arrears on significant moneys owed to RRC as a result of a sub-contractor relationship. See Note 2 to the Consolidated Financial Statements for further discussion.

       The 1997 results also include an after tax charge of $580,000, or $.07 loss per share, pertaining to the Corneal Topography (CTS) business. This charge involves obsolete CTS inventory due to the development of a new product.

     Product revenues were $47 million for 1997, a 26% decrease from the $63.1 million recorded in 1996. The decrease was primarily due to sales of the Company's restaurant products. In 1997, the Company was in transition due to delays in the release and stabilization of its new hardware and software products and the restructuring of its direct sales force. Also contributing to this revenue decline was lower sales to Taco Bell and Whataburger due to the completion, by PAR, of these customer's requirements in 1996. Partially offsetting this decline was sales of the Company's new POS 4 hardware to Burger King under the Company's contract with this customer. Another significant event in 1997 was the certification by McDonald's of the Company's new POS 4 hardware system. The Company also continued to expand its international presence in 1997 with sales of its POS systems to several new countries and now has its systems installed in 90 countries.

     Service revenues decreased 8% to $27.8 million in 1997 compared to $30.1 million for 1996. This decrease was due to a certain integration project requested by a customer in 1996 with no similar project in 1997. The decline is also due to lower installation revenue directly related to the decrease in product revenues discussed above. This decline was partially offset by the expansion of Taco Bell service integration contract. Under this agreement, the Company is responsible for servicing all Taco Bell restaurant and back office systems, and performing Help Desk and on-site support activities.

     Contract revenues were $25.2 million for 1997, an increase of 3% from the $24.4 million reported in 1996. The Company experienced modest growth in the areas of engineering services and software development and integration. The most significant element of this growth continues to be related to the Company's Griffiss Minimum Essential Airfield Contract. Also contributing to this growth was a $5 million contract awarded in 1997 under the U.S. Air Force's Image Product Library Program. This program provides imagery and imagery product archives in support of tactical users.

     Gross margin on product revenues was 29% compared to 41% in 1996. The decline in margins was primarily due to product mix as the 1997 Burger King sales included only the Company's hardware products. Additionally, certain start up costs for the Company's new products and a higher level of obsolescence on older product lines also contributed to the margin decline.

     Gross margin on service revenues was 10% in 1997 versus 14% in 1996. This decline was primarily due to a change in the mix of service offerings as the Company recorded lower installation revenue in 1997 than in 1996. An increased provision for obsolescence on older service parts also accounted for the margin decline.

     Gross margin on contract revenues was 5% in 1997, unchanged from 1996. The Company typically experiences between 5% and 6% margin on its contract business.

     Selling, general and administrative expenses were $23 million in 1997, an increase of 28% from the $18 million recorded in 1996. Included in 1997 expenses is a charge of $1.8 million relating to receivables of the Company's government business. The largest of these receivables relates to a developmental and marketing relationship with a third party wherein the Company undertook certain development activities for which it was not paid. The Company also increased its investment in its worldwide POS sales and marketing force and recorded a higher provision for bad debts in 1997 than in 1996. Additionally, the Company increased its contributions to the deferred profit sharing retirement plan in 1997 compared to 1996.

     Research and development expenses were $5.3 million in 1997, an increase of 5% from the $5 million reported a year ago. The Company increased expenditures in its restaurant business in conjunction with the release of several new products in 1997. Research and development costs attributable to government contracts are included in cost of contract revenues.

     Other income declined 51% from $678,000 in 1996 to $333,000 in 1997. The decrease was primarily due to lower interest income in 1997 as a result of lower cash balances throughout the year.

     In 1997, the Company recognized an income tax benefit of $4.9 million. In 1996, the Company's effective tax rate was 32.5%. The 1996 variance from the statutory rate was primarily due to the favorable results of a federal income tax audit.

Results of Operations -- 1996 Compared to 1995

     Earnings per share were $.69 for the year ended December 31, 1996, an increase of 19% from the $.58 per share recorded for the year ended December 31, 1995. Net income increased 28% to $5.9 million in 1996 compared to $4.7 million for 1995. Revenues for 1996 were $117.7 million versus $107.4 million for 1995, an increase of 10%.

     Product revenues were $63.1 million for 1996, an 8% increase from the $58.3 million recorded in 1995. The increase was primarily due to sales of the Company's restaurant products. The Company's international product revenues increased 17% as major customers, KFC International and McDonald's, expanded their operations abroad. Domestically, the Company added Whataburger, Inc., a Texas based quick service restaurant chain, as a new account and increased its sales to Burger King Corporation ("Burger King") and Taco Cabana. The Company was selected in June 1996 as the provider of next-generation POS hardware solutions for Burger King. Partially offsetting these increases were lower sales to Taco Bell and McDonald's domestic restaurants. During 1996, the Company delivered systems that will fulfill Taco Bell's requirements through substantially all of 1997. The decline in McDonald's revenue was primarily the result of continuing efforts by this customer to select its future software migration path. Numerous replacement decisions were postponed pending the outcome of this matter.

     The Company's manufacturing/warehousing ITIP business also reported lower sales. Although the Company added several new customers during 1996, the growth of this business was interrupted by technical problems encountered during the implementation of a large cellular network at a customer plant. Through our integration skills the problem was solved and the customer proceeded with the rollout of our products at additional sites.

     Service revenues increased 20% to $30.1 million in 1996 compared to $25.1 million for 1995. This increase was due to certain integration projects requested by customers, and the expansion of the exclusive service integration contract with Taco Bell which was awarded in the third quarter of 1995. Growth in installation and repair revenue also contributed to this increase.

     Contract revenues were $24.4 million for 1996, an increase of 2% from the $24 million reported in 1995. The government segment's engineering services business increased primarily due to the Griffiss Minimum Essential Airfield Contract awarded to Phoenix in 1995. The Company is a subcontractor to Phoenix to operate and maintain Griffiss Air Force Base. Additionally, the Company's software development and systems integration business continued to expand its efforts in environmental monitoring and hazardous materials tracking. Partially offsetting this increase was the cancellation for convenience of certain software development contracts of the Company by the Department of Defense and the completion of a large engineering services program in 1995.

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

     Research and development expenses were $5 million in 1996, a decrease of 6% from the $5.3 million reported a year ago. Although the Company increased expenditures in its ITIP restaurant and manufacturing/warehousing businesses, net research and development expenses declined due to the requirement to capitalize certain software development costs under the Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. The Company incurred more software development costs meeting this requirement in 1996 than in 1995. Research and development costs attributable to government contracts are included in cost of contract revenues.

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

     Cash flow used by operating activities was $1.6 million in 1997 compared to $2.9 million in 1996. The use of cash in 1997 was primarily due to the operating loss and a build up in inventory levels in anticipation of future sales. This was partially offset by the collection of accounts receivable in 1997 pertaining to 1996 sales. The Company's accounts receivable balance grew substantially in 1996 as the result of timing of certain customer payments which were not due until the first quarter of 1997. Inventory levels also increased during 1996 due to the requirements to support the Company's different product lines, including its new POS IV products, and the need for additional service inventory to support expanding service integration activities.

     Cash used in investing activities was $3 million in 1997 compared to $2.5 million in 1996. The Company incurred $1.5 million for capital expenditures in 1997 which were primarily for upgrades to the Company's manufacturing facility. Capital expenditures in 1996 were primarily for internal use computer hardware and software.

     Cash flow provided by financing activities was $159,000 in 1997 versus $13.3 million in 1996. In 1997, the Company received a $312,000 benefit from the exercise of employee stock options. The Company also repurchased 13,000 shares of its stock at a cost of $163,000. In 1996 the Company sold 975,200 shares of common stock in a secondary offering which netted approximately $13.3 million. The Company also received a $2.2 million benefit in 1996 from the exercise of employee stock options. Additionally in 1996, the Company purchased into treasury, 134,000 shares of its stock at a cost of approximately $2 million.

     The Company has line-of-credit agreements with certain banks, which aggregate $34.4 million, virtually all of which were unused at December 31, 1997. The Company believes that it has adequate financial resources to meet its future liquidity and capital requirements.

     Year 2000--As part of the Company's continuing process to update its products and internal systems, the Company is evaluating the costs associated with testing and, as necessary, modifying its products and internal systems for the Year 2000. The Company expects to incur internal staff costs and outside consulting costs associated with the Year 2000 conversion effort. The total incremental cost of this effort, at this time, cannot be estimated. As the process of analyzing the Company's products and internal systems continues, however, the Company will expense such costs as they are incurred. Although the Company at present does not believe the cost of implementing any changes to address Year 2000 issues will have a material effect on the Company's results of operations or financial condition, there can be no assurance that there will not be a delay in or significantly increased costs associated with the implementation of any necessary changes and the Company's inability to implement such changes could have an adverse effect on future results of operations.

Important Factors Regarding Future Results

     Information provided by the Company, including information contained in this Annual Report, or by its spokespersons from time to time may contain forward-looking statements. Forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements involve risks and uncertainties, including without limitation, risks in technology development and commercialization, risks in product development and market acceptance of and demand for the Company's products, risks of downturns in economic conditions generally, and in the quick service sector of the restaurant market specifically, risks of intellectual property rights associated with competition and competitive pricing pressures, risks associated with foreign sales and high customer concentration and other risks detailed in the Company's filings with the Securities and Exchange Commission.

Item 8: Financial Statements and Supplementary Data

     The Company's 1997 Financial Statements, together with the report thereon of Price Waterhouse LLP dated February 5, 1998, are included elsewhere herein. See Item 14 for a list of Financial Statements and Financial Statement Schedules.

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                    PART III

Item 10: Directors, Executive Officers and Other Significant Employees of the Registrant

The directors and executive officers of the Company and their respective ages and positions are:

        Name                Age                  Position
        ----                ---                  --------

Dr. John W. Sammon, Jr       58        Chairman of the Board, President
                                       and Director

Charles A. Constantino       58        Executive Vice President and Director

J. Whitney Haney             63        Director

Sangwoo Ahn                  59        Director

Dr. James C. Castle          61        Director

Albert Lane, Jr              56        President, PAR Government Systems and
                                       Rome Research

Ronald J. Casciano           44        Vice President, C.F.O. and Treasurer


 Other senior officers and significant employees of the Company and their respective ages and positions are:

        Name                Age                  Position
        ----                ---                  --------
Gregory T. Cortese           48        Vice President, Business & Legal Affairs,
                                       General Counsel and Secretary

Donald A. England            46        Vice President, Worldwide Sales,
                                       ParTech, Inc.

William J. Francis           46        Vice President Customer Service,
                                       ParTech, Inc.

Michael Gutshick             46        Vice President, Account Management,
                                       ParTech, Inc.

Sam Y. Hua                   36        Vice President, Product Planning,
                                       ParTech, Inc.

        Name                Age                  Position
        ----                ---                  --------

John Kiehm                   49        President, PAR Vision Systems Corporation

F. Tibertus Lenz             47        Vice President and General Manager
                                       Industrial Transaction Processing Systems,
                                       ParTech, Inc.

Fred A. Matrulli             52        Vice President Operations, PAR Vision
                                       Systems Corporation

Victor Melnikow              40        Vice President, Finance, Rome Research
                                       Corporation

E. John Mohler               54        Vice President Telecommunications
                                       Programs, PAR Government Systems
                                       Corporation

Dr. John P. Retelle, Jr      52        Executive Vice President, Business
                                       Development, PAR Government Systems and
                                       Rome Research Corporation

Warren M. Thomas             59        Vice President Advanced Technology
                                       Development, PAR Government Systems
                                       Corporation

Ben F. Williams              56        Vice President Business Development,
                                       ParTech, Inc.

William J. Williams          36        Vice President Operations, ParTech, Inc.

Alexander J. Zanon           59        Senior Vice President Operations,
                                       PAR Government Systems Corporation

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

     Mr. Charles A. Constantino has been a Director of the Company since 1971 and Executive Vice President since 1974.

     Mr. J. Whitney Haney has been a Director of the Company and President of PTI since April, 1988. He retired in 1997 as President of ParTech, Inc.

     Mr. Sangwoo Ahn was appointed a Director of the Company in March, 1986. He has been a partner of Morgan, Lewis, Githens & Ahn (investment banking) since 1982.

     Dr. James C. Castle was appointed a Director of the Company in December, 1989. Dr. Castle has been the Chairman and CEO of U.S.C.S. International (previously U.S. Computer Services Corporation) since August, 1992.

     Mr. Albert Lane, Jr. was appointed to President, Rome Research in 1988. He was additionally appointed President of PAR Government Systems in 1997.

     Mr. Ronald J. Casciano, CPA, was promoted to Vice President, C.F.O., Treasurer in June, 1995. Mr. Casciano had been Vice President and Treasurer since 1994.

     Mr. Gregory T. Cortese has been Vice President, Business and Legal Affairs since 1993.

     Mr. Donald A. England was promoted to Vice President, Worldwide Sales of ParTech, Inc. in 1997. Previously, he was the Vice President of National Accounts.

     Mr. William J. Francis was promoted to Vice President, Customer Service of ParTech, Inc. in February 1997. Previously he was the Vice President, Finance and Operations.

     Mr. Michael Gutschick was promoted to Vice President, Account Management of ParTech, Inc. in 1997. Previously, he was an Account Manager with the Company. Mr. Sam Y. Hua joined the Company in 1997 as Vice President of Product Planning. He previously was President of ISSI Corporation.

     Mr. John Kiehm was appointed President of PAR Vision Systems in 1997. Previously, he had been Sales Manager.

     Mr. F. Tibertus Lenz was promoted to Vice President and General Manager, Industrial Trans- action Processing Systems in 1989.

     Mr. Fred A. Matrulli was promoted to Vice President, Operations of PAR Vision Systems in January, 1993. He held the positions of Vice President Production and Manager of Hardware Development for ParTech, Inc. since 1987.

     Mr. Victor Melnikow was promoted to Vice President, Finance of Rome Research in July, 1995. Previously, he held the position of Controller.

     Mr. E. John Mohler joined the Company in 1994 as Vice President, Telecommunications Programs for PAR Government Systems. Prior to this, he was a self-employed consultant.

     Dr. John P. Retelle, Jr. was promoted to Executive Vice President, Business Development, of PAR Government Systems and Rome Research Corporation in December 1997. Previously he was President of PAR Government Systems. He was Vice President, Business Development and joined the Company in July, 1993.

     Mr. Warren M. Thomas joined the Company in 1994 as Vice President, Advanced Technology Development of PAR Government Systems. Prior to PAR, he was Manager of Advanced Program Development for Northrop Grumman Corporation.

     Mr. Ben F. Williams was appointed Vice President, Business Development in 1986.

     Mr. William J. Williams was promoted to Vice President, Operations of ParTech, Inc. in February 1997. Prior to this position, Mr. Williams was the Director of Manufacturing.

     Mr. Alexander J. Zanon was promoted to Senior Vice President, Operations of PAR Government Systems in 1986.

Item 11: Executive Compensation

     The information required by this item will appear under the caption "Executive Compensation" in the Company's 1998 definitive proxy statement for the annual meeting of stockholders on May 21, 1998 and is incorporated herein by reference.


Item 12: Security Ownership Of Certain Beneficial Owners

     The information required by this item will appear under the caption "Security Ownership Of Management And Certain Beneficial Owners" in the Company's 1998 definitive proxy statement for the annual meeting of stockholders on May 21, 1998 and is incorporated herein by reference.



Item 13: Certain Relationships and Related Transactions

     The information required by this item will appear under the caption "Executive Compensation" in the Company's 1998 definitive proxy statement for the annual meeting of stockholders on May 21, 1998 and is incorporated herein by reference.

                                     PART IV

Item 14: Exhibits, Financial Statement Schedules, and Reports on Form 8-K

 (a)  Documents filed as a part of the Form 10-K
      (1) Financial Statements:

              Report of Independent Accountants
              Consolidated Balance Sheet at December 31, 1997 and 1996 Consolidated Statement of Income for the three years ended December 31, 1997
              Consolidated Statement of Changes in Shareholders' Equity for the three years ended December 31, 1997
              Consolidated Statement of Cash Flows for the three years ended December 31, 1997
              Notes to Consolidated Financial Statements

       (2)    Financial Statement Schedules:
              Valuation and Qualifying Accounts and Reserves (Schedule II)

 (b)   Reports on Form 8-K
       None
 (c)   Exhibits
       See list of exhibits on page 54
 (d)   Financial statement schedules
       See (a)(2) above.

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and
Shareholders of PAR Technology Corporation

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a) (1) and (2) on page 30 of the Annual Report on Form 10-K present fairly, in all material respects, the financial position of PAR Technology Corporation and its subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PRICE WATERHOUSE LLP


Syracuse, New York
February 5, 1998



CONSOLIDATED BALANCE SHEET
(In Thousands Except Share Amounts)                December 31,
-----------------------------------            --------------------
                                                 1997        1996
                                               --------------------

Assets
Current Assets:
     Cash ..................................   $  3,977    $  8,391
     Accounts receivable-net (Note 3) ......     29,938      42,335
     Inventories (Note 4) ..................     31,168      21,988
     Income tax refund claims ..............        214         222
     Deferred income taxes (Note 8) ........      5,876       1,096
     Other current assets ..................      1,340       1,261
                                                 ------      ------
         Total current assets ..............     72,513      75,293

Property, plant and equipment - net (Note 5)      7,013       7,243
Other assets ...............................      3,678       4,222
                                                 ------      ------
                                               $ 83,204    $ 86,758
                                                 ======      ======
Liabilities and Shareholders' Equity
Current Liabilities:
     Notes payable (Note 6) ................   $    195    $    185
     Accounts payable ......................      8,664       5,127
     Accrued salaries and benefits .........      3,804       2,750
     Accrued expenses ......................      3,444       2,883
     Deferred service revenue ..............      3,024       2,241
                                                 ------      ------
         Total current liabilities .........     19,131      13,186
                                                 ------      ------
Deferred income taxes (Note 8) .............        656         970
                                                 ------      ------

Shareholders' Equity (Note 7):
     Common stock, $.02 par value,
       12,000,000 shares authorized;
       9,466,771 and 9,416,721 shares issued
       8,864,265 and 8,826,315 outstanding .        189         188
     Preferred stock, $.02 par value,
       250,000 shares authorized ...........        --          --
     Capital in excess of par value ........     27,875      27,564
     Retained earnings .....................     38,960      47,679
     Cumulative translation adjustment .....       (682)        (67)
     Treasury stock, at cost, 602,506 and
       590,406 shares ......................     (2,925)     (2,762)
                                                 ------      ------
         Total shareholders' equity ........     63,417      72,602
                                                 ------      ------
Contingent liabilities (Note 10)
                                                 ------      ------
                                               $ 83,204    $ 86,758
                                                 ======      ======

The Accompanying Notes are an Integral Part of the Financial Statements


CONSOLIDATED STATEMENT OF INCOME
(In Thousands Except Per Share Amounts)
                                                        Year ended December 31,
                                                ---------------------------------
                                                    1997        1996        1995
                                                ---------------------------------
Net revenues:
     Product ................................   $  47,019    $  63,134   $  58,306
     Service ................................      27,833       30,124      25,059
     Contract ...............................      25,168       24,403      24,029
                                                  -------      -------     -------
                                                  100,020      117,661     107,394
                                                  -------      -------     -------
Costs of sales:
     Product ................................      33,267       37,407      34,028
     Service ................................      24,948       25,979      20,807
     Contract ...............................      23,884       23,093      22,492
                                                  -------      -------     -------
                                                   82,099       86,479      77,327
                                                  -------      -------     -------

           Gross margin .....................      17,921       31,182      30,067
                                                  -------      -------     -------

Operating expenses:
     Selling, general and administrative ....      23,122       18,044      18,499
     Research and development ...............       5,265        5,005       5,331
     Non-recurring charges (Note 2) .........       3,535         --          --
                                                  -------      -------     -------
                                                   31,922       23,049      23,830
                                                  -------      -------     -------

Income (loss) from operations ...............     (14,001)       8,133       6,237
Other income, net ...........................         333          678         778
                                                  -------      -------     -------

Income (loss) before provision for
  income taxes ..............................     (13,668)       8,811       7,015
Provision (benefit) for income taxes (Note 8)      (4,949)       2,864       2,357
                                                  -------      -------     -------

Net income (loss) ...........................   $  (8,719)   $   5,947   $   4,658
                                                  =======      =======     =======

Earnings (loss) per share
     Diluted ................................   $    (.99)   $     .69   $     .58
                                                  =======      =======     =======
     Basic ..................................   $    (.99)   $     .72   $     .61
                                                  =======      =======     =======

Weighted average shares outstanding
     Diluted ................................       8,846        8,643       8,068
                                                  =======      =======     =======
     Basic ..................................       8,846        8,238       7,683
                                                  =======      =======     =======



The Accompanying Notes are an Integral Part of the Financial Statements


           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY




                                          Common Stock     Capital in           Cumulative     Treasury Stock
                                          ------------      excess of  Retained Translation   -----------------
(In Thousands)                          Shares     Amount   Par Value  Earnings Adjustment    Shares     Amount
                                        ------     ------   ---------  -------------------    ------     ------
Balance at
   December 31, 1994 ................     9,031    $   181    $13,268   $37,074   $  (181)    (1,374)   $(1,697)
Net income ..........................                                     4,658
Issuance of common stock upon the
   exercise of stock options (Note 7)        82          1        396
Translation adjustments .............                                                  14
Acquisition of treasury stock .......                                                            (57)      (582)
                                          -----     ------     ------    ------     -----      -----      -----
Balance at
   December 31, 1995 ................     9,113        182     13,664    41,732      (167)    (1,431)    (2,279)
Net income ..........................                                     5,947
Issuance of common stock ............                          11,748                            975      1,554
Issuance of common stock upon the
  exercise of stock options (Note 7)        304          6      2,152
Translation adjustments .............                                                 100
Acquisition of treasury stock .......                                                           (134)    (2,037)
                                          -----     ------     ------    ------     -----      -----      -----
Balance at
   December 31, 1996 ................     9,417        188     27,564    47,679       (67)      (590)    (2,762)
Net loss ............................                                    (8,719)
Issuance of common stock upon the
  exercise of stock options (Note 7)         50          1        311
Translation adjustments .............                                                (615)
Acquisition of treasury stock .......                                                            (13)      (163)
                                          -----     ------     ------    ------     -----      -----      -----
Balance at
   December 31, 1997 ................     9,467    $   189    $27,875   $38,960   $  (682)      (603)   $(2,925)
                                          =====     ======     ======    ======    ======       ====     ======


The Accompanying Notes are an Integral Part of the Financial Statements


CONSOLIDATED STATEMENT OF CASH FLOWS
 (In Thousands)                                            Year ended December 31,
                                                      --------------------------------
                                                         1997        1996       1995
                                                      --------------------------------
Cash flows from operating activities:
     Net income (loss) ............................   $ (8,719)   $  5,947    $  4,658
         Adjustments to reconcile net income to net
           cash provided by operating activities:
              Depreciation and amortization .......      2,282       2,342       2,414
              Provision for obsolete inventory ....      4,595       2,143       2,072
              Translation adjustments .............       (615)        100          14
         Increase (decrease) from changes in:
              Accounts receivable-net .............     12,397      (5,861)     (8,371)
              Inventories .........................    (13,775)     (6,330)     (3,406)
              Income tax refund claims ............          8        (222)       --
              Other current assets ................        (79)       (171)        370
              Other assets ........................      1,487        (371)       (907)
              Accounts payable ....................      3,537         202       1,293
              Accrued salaries and benefits .......      1,054      (1,436)        312
              Accrued expenses ....................        561       1,349         297
              Deferred service revenue ............        783          27         204
              Income taxes payable ................       --        (1,005)        697
              Deferred income taxes ...............     (5,094)        386        (414)
                                                        ------      ------      ------
Net cash used by operating activities .............     (1,578)     (2,900)       (767)
                                                        ------      ------      ------
Cash flows from investing activities:
     Capital expenditures .........................     (1,520)     (1,302)     (1,288)
     Capitalization of software costs .............     (1,475)     (1,187)       (500)
                                                        ------      ------      ------
Net cash used in investing activities .............     (2,995)     (2,489)     (1,788)
                                                        ------      ------      ------
Cash flows from financing activities:
     Net borrowings (payments) under
       line-of-credit agreements ..................         10        (101)        286
     Net proceeds from issuance of common stock ...         --      13,302          --
     Proceeds from the exercise of stock options ..        312       2,158         397
     Acquisition of treasury stock ................       (163)     (2,037)       (582)
                                                        ------      ------      ------
Net cash provided by financing activities .........        159      13,322         101
                                                        ------      ------      ------
Net increase (decrease) in cash
  and cash equivalents ............................     (4,414)      7,933      (2,454)

Cash and cash equivalents at
  beginning of year ...............................      8,391         458       2,912
                                                        ------      ------      ------

Cash and cash equivalents at
  end of year .....................................   $  3,977    $  8,391    $    458
                                                        ======      ======      ======
Supplemental disclosures of cash flow information:
     Cash paid during the year for:
         Interest .................................   $     19    $     54    $     20
         Income taxes, net of refunds .............         94       2,537       1,940

The Accompanying Notes are an Integral Part of the Financial Statements


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 -- Summary of Significant Accounting Policies

Basis of consolidation

     The consolidated financial statements include the accounts of PAR Technology Corporation and its wholly owned subsidiaries (ParTech, Inc., PAR Government Systems Corporation, Rome Research Corporation and PAR Vision Systems Corporation), collectively referred to as the "Company." All significant intercompany transactions have been eliminated in consolidation.

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

 Income taxes

     The provision for income taxes is based upon pretax earnings with deferred income taxes provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. The Company believes its more likely than not to realize the net deferred tax asset and accordingly no valuation allowance has been made.

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

 Research and development costs

     The Company capitalizes certain costs related to the development of computer software under the requirements of Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. Software development costs incurred prior to establishing technological feasibility are charged to operations and included in research and development costs. Software development costs incurred after establishing feasibility are capitalized and amortized on a product-by-product basis when the product is available for general release to customers. The unamortized computer software costs included in other assets amounted to $2,792,000 and $1,818,000 at December 31, 1997 and 1996, respectively. Annual amortization, charged to cost of sales, is the greater of the amount computed using the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product, or the straight-line method over the remaining estimated economic life of the product. Amortization of capitalized software costs amounted to $501,000, $680,000 and $990,000 in 1997, 1996, and 1995, respectively.

Stock-based compensation

     Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123), encourages, but does not require companies to record compensation cost for stock-based compensation plans at fair value. The Company has elected to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.

 Earnings per share

     In 1997, the Company adopted Statement of Financial Accounting Standards No. 128 Earnings per Share (SFAS 128), which specifies the computation, presentation, and disclosure requirements for earnings per share (EPS). It replaces the presentation of primary and fully diluted EPS with basic and diluted EPS. Basic EPS excludes all dilution. It is based upon the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. Previously presented EPS amounts have been restated to reflect the method of computation required by SFAS 128.

     The  following  is  a   reconciliation   of  the  weighted  average  shares
outstanding for the basic and diluted EPS computations:

                                     For the year Ended 1997
                                     -----------------------
                                Income         Shares      Per-Share
                             (Numerator)    (Denominator)    Amount
                             -----------    -------------    ------

Basic and Diluted EPS          $(8,719)        $ 8,846       $ (.99)
                               =======         =======       ======


     The 1997 diluted EPS calculation excludes the effect of stock options, as they would have been antidilutive.

                                     For the year Ended 1996
                                     -----------------------
                                Income         Shares      Per-Share
                             (Numerator)    (Denominator)    Amount
                             -----------    -------------    ------

Basic EPS                      $ 5,947         $ 8,238       $  .72

Effect of Stock Options                            405
                               -------         -------       ------

Diluted EPS                    $ 5,947         $ 8,643       $  .69
                               =======         =======       ======



                                     For the year Ended 1995
                                     -----------------------
                               Income          Shares      Per-Share
                             (Numerator)    (Denominator)    Amount
                             -----------    -------------    ------

Basic EPS                      $ 4,658         $ 7,683       $  .61

Effect of Stock Options                            385
                               -------         -------       ------

Diluted EPS                    $ 4,658         $ 8,068       $  .58
                               =======         =======       ======


Comprehensive Income and Segment Reporting

     During 1997, the Financial Accounting Standards Board issued Statement 130 Reporting Comprehensive Income and Statement 131 Disclosures about Segments of an Enterprise and Related Information. The Company will adopt these standards in 1998.

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

Note 2 -- Nonrecurring Charges

     During 1997, the Company recorded two nonrecurring charges. The first was $2.6 million ($1.7 million after tax or $.19 loss per share) relating to Phoenix Systems and Technologies, Inc. (Phoenix). The second charge was $900,000 ($580,000 after tax or $.06 loss per share) relating to the Company's Corneal Topography System (CTS) business.

     In June 1992, the Company was approved under the Department of Defense Mentor-Protege Program as a mentor for a minority-owned government contractor, Phoenix. Under this program, the Company had guaranteed a bank loan in the amount of $900,000. Additionally, concurrent with this approval, the Company acquired a 44% interest in Phoenix, which was accounted for under the equity method. The Company is a subcontractor to Phoenix on certain engineering service contracts with the United States Government. Additionally, Phoenix rented its office space from the Company and is also a vendor to PAR providing manufacturing and certain contract services. As a result of these activities, the Company had recorded a receivable from Phoenix of $1.7 million, net of a $903,000 allowance, at December 31, 1996.

     During 1997, the Company's subcontracting activities expanded due to increased government requirements. This, coupled with Phoenix's failure to make timely payments on amounts due, resulted in the growth of this receivable to $4.2 million at June 30, 1997. On July 29, 1997, the Company and Phoenix reached an agreement regarding repayment of amounts owed to PAR. Under this agreement, the Company received $720,000 in cash payments. The agreement also provided for certain payments to be made in the second half of 1997, the issuance by Phoenix of a note for $1.5 million, with interest at 8%, payable in three years. This note would be subordinate to the claims of a proposed bank lender. PAR would also be removed from the $900,000 loan guarantee.

     The execution of this plan was contingent upon Phoenix obtaining additional bank financing. Accordingly, the Company recorded provisions in the second quarter of 1997 totaling $4 million. This amount included the remaining exposure on the receivables, ($4.2 million less $900,000 allowance and the $720,000 cash payments); the $900,000 loan guarantee and $500,000 for additional subcontracting efforts that the Company performed subsequent to June 30, 1997.

     During the fourth quarter of 1997, Phoenix obtained new bank financing and PAR was removed from the $900,000 loan guarantee, received the $1.5 million subordinated note, and received a cash payment toward amounts owed. As part of this new financing, PAR and Phoenix executed a second note for $400,000 which bears interest at 8% and is payable in ten monthly installments beginning in January 1998 and is subordinate to the bank loan. PAR also relinquished its equity interest in Phoenix but retained a security interest in a portion of such stock as security for the repayment of the subordinated debt. As a result of this transaction, PAR recorded a benefit of $1.4 million in the fourth quarter of 1997.

     At December 31, 1997, Phoenix owes the Company $3 million, which is fully reserved. Any future amounts received under the above agreements will be credited to income when received.

     The Company also recorded a $900,000 charge pertaining to its CTS business. This charge is for obsolete CTS inventory due to the development of a new product.

Note 3 -- Accounts Receivable

     The Company's net accounts receivable consist of:

                                                  December 31,
                                                 (In Thousands)
                                                 --------------
                                              1997           1996
                                              ----           ----
Government segment:
United States Government --
     Billed ..................              $ 1,009        $ 1,599
     Unbilled ................                  539            820
                                            -------        -------
                                              1,548          2,419
                                            -------        -------
Other --
     Billed ..................                4,972          3,223
     Unbilled ................                  349          1,183
                                            -------        -------
                                              5,321          4,406
                                            -------        -------
Commercial segment:
 Trade accounts receivable                   23,069         35,510
                                            -------        -------
                                            $29,938        $42,335
                                            =======        =======


     At December 31, 1997 and 1996, the Company had recorded a reserve for doubtful accounts of $915,000 and $677,000, respectively, against trade accounts receivable. Trade accounts receivable are primarily with major fast-food corporations or their franchisees. At December 31, 1997, the Company had also recorded a reserve of $1,355,000 against government accounts receivables.

Note 4 -- Inventories

     Inventories are used primarily in the manufacture, maintenance, and service of commercial systems. Inventories are net of related reserves. The components of inventory are:

                                      December 31,
                                     (In Thousands)
                                     --------------
                               1997                1996
                               ----                ----
Finished goods               $ 8,635             $ 5,111
Work in process                4,184               3,538
Component parts                9,883               6,234
Service parts                  8,466               7,105
                             -------             -------
                             $31,168             $21,988
                             =======             =======


Note 5 -- Property, Plant and Equipment

       The components of property, plant and equipment are:

                                              December 31,
                                             (In Thousands)
                                             --------------
                                         1997               1996
                                         ----               ----
Land ........................          $   253             $   253
Building and improvements ...            8,403               8,393
Furniture and equipment .....           23,785              22,974
                                       -------             -------
                                        32,441              31,620
Less accumulated depreciation
 and amortization ...........           25,428              24,377
                                       -------             -------
                                       $ 7,013             $ 7,243
                                       =======             =======

     The Company leases office space under various operating leases. Rental expense on these operating leases was approximately $922,000, $810,000 and $879,000 for the years ended December 31, 1997, 1996, and 1995, respectively.

     Future minimum lease payments under all noncancelable operating leases are (in thousands):

                        1998               $  846
                        1999                  761
                        2000                  349
                        2001                  209
                        2002                   88
                        Thereafter             46
                                           ------
                                           $2,299
                                           ======

Note 6 -- Notes Payable

     The Company has an aggregate of $34,400,000 in bank lines of credit. Certain lines totalling $30,000,000 allow the Company to choose among unsecured borrowings which bear interest at the prime rate (8.5% at December 31, 1997), banker's acceptance borrowings which bear interest at a rate below the prime rate, or other bank negotiated rates below prime. These lines are negotiated annually. The remaining line of $4,400,000 is unsecured, bears interest at the prime rate, requires a compensating balance and expires on April 30, 1998. At December 31, 1997, $195,000 was outstanding under these lines at an interest rate of 8.5%.

Note 7 -- Common Stock

     The Company has reserved 500,000 shares under its stock option plan. Options under this Plan may be incentive stock options or nonqualified options. Stock options are nontransferable other than upon death. Option grants become exercisable no less than six months after the grant and typically expire ten years after the date of the grant.

       A summary of the stock options follows:

                                        No. of Shares  Weighted Average
                                        (In Thousands)  Exercise Price
                                        --------------  --------------

Outstanding at December 31, 1994 ..          859          $  3.59
     Granted ......................           38             9.77
     Exercised ....................          (82)            3.27
     Forfeited ....................           (5)           10.66
                                            ----            -----

Outstanding at December 31, 1995 ..          810             3.86
     Granted ......................          186             9.51
     Exercised ....................         (304)            3.35
     Forfeited ....................          (20)            8.97
                                            ----             ----

Outstanding at December 31, 1996 ..          672             5.50
     Granted ......................            5             9.28
     Exercised ....................          (50)            3.61
     Forfeited ....................          (48)           10.22
                                            ----            -----

Outstanding at December 31, 1997 ..          579          $  5.31
                                            ====            =====

Shares remaining
     available for grant ..........          326
                                            ====

Total shares vested and exercisable
     as of December 31, 1997 ......          392          $  3.89
                                            ====            =====

     Stock options outstanding at December 31, 1997 are summarized as follows:

        Range of            Number      Weighted Average       Weighted Average
     Exercise Prices     Outstanding     Remaining Life         Exercise Price
     ---------------     -----------     --------------         --------------

       $3.00 - $5.00         331          3.4    Years             $   3.05
       $5.01 - $7.00          76          6.3    Years             $   6.26
       $7.01 - $9.31         172          8.1    Years             $   9.25
       -------------         ---          ------------             --------

       $3.00 - $9.31         579          5.2    Years             $   5.31
       =============         ===          ============             ========


     Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value of these options was estimated at the date of grant using a
Black-Scholes option pricing model with the following weighted average assumptions for 1997, 1996 and 1995:

                                        1997            1996           1995
                                        ----            ----           ----

  Risk-free interest rate                6.4%           5.6%            6.0%
  Dividend yield                         N/A            N/A             N/A
  Volatility factor                      52%            30%             30%
  Weighted average expected life       6 Years        5 Years         4 Years


     The  pro  forma  stock-based   compensation   calculated  under  the  above
guidelines is not material.

Note 8-- Income Taxes

     The provision for income taxes consists of:

                                           Year ended December 31,
                                               (In Thousands)
                                       ------------------------------
                                         1997       1996       1995
                                       ------------------------------
Current tax expense:
     Federal .......................   $   135    $ 1,991    $ 2,248
     State .........................       626        542
     Foreign .......................        16         48        (11)
                                       -------    -------    -------
                                           242      2,665      2,779
                                       -------    -------    -------
Deferred income tax:
     Federal .......................    (4,736)       287       (422)
     State .........................      (272)      --         --
     Foreign .......................      (183)       (88)      --
                                       -------    -------    -------
                                        (5,191)       199       (422)
                                       -------    -------    -------
Provision (benefit) for income taxes   $(4,949)   $ 2,864    $ 2,357
                                       =======    =======    =======


     Deferred tax liabilities (assets) are comprised of the following at:

                                              December 31,
                                            (In Thousands)
                                       -----------------------
                                         1997           1996
                                       -----------------------

Depreciation .................         $   535        $   678
Software development expense .             786            618
                                       -------        -------
Gross deferred tax liabilities           1,321          1,296
                                       -------        -------

Allowances for bad debts,
  inventory and warranty .....          (3,120)          (736)
Capitalized inventory costs ..            (109)           (88)
Wage and salary accruals .....            (315)          (345)
Federal net operating loss ...          (2,360)            --
State net operating loss .....            (272)            --
Foreign net operating loss ...            (346)          (163)
Other ........................             (19)           (90)
                                       -------        -------
Gross deferred tax assets ....          (6,541)        (1,422)
                                       -------        -------
                                       $(5,220)       $  (126)
                                       =======        =======


     Total income tax provision differed from total tax expense as computed by applying the statutory U.S. federal income tax rate to income before taxes. The reasons were:

                                                   Year ended December 31,
                                          --------------------------------------
                                            1997           1996           1995
                                          --------------------------------------

Statutory U.S. federal tax rate           (34.0)%          34.0%          34.0%
State taxes net of federal benefit           .4             4.7            5.1
Foreign income taxes                         .1              .5             .8
FSC benefit                                  --            (2.0)          (2.6)
Adjustment to prior years' accrual           --            (4.3)           1.8
State net operating loss                   (2.1)             --             --
Foreign net operating loss                 (1.4)             --             --
Foreign tax credits                         (.1)            (.6)          (7.7)
Other                                        .9              .2            2.2
                                           ----            ----           ----
                                          (36.2)%          32.5%          33.6%
                                           ====            ====           ====

       The provision for income taxes is based on income (loss) before income taxes as follows:

                                  Year ended December 31,
                                       (In Thousands)
                           ---------------------------------------
                             1997          1996            1995
                           ---------------------------------------

Domestic operations        $(11,932)     $  9,849        $  7,697
Foreign operations           (1,736)       (1,038)           (682)
                           --------      --------        --------
     Total ........        $(13,668)     $  8,811        $  7,015
                           ========      ========        ========


Note 9 -- Employee Benefit Plans

     The Company has a deferred profit-sharing retirement plan that covers substantially all employees. The Company's annual contribution to the plan is discretionary. The contributions to the plan in 1997, 1996 and 1995 were approximately $1,550,000, $200,000 and $824,000, respectively. The plan also contains a 401(K) provision that allows employees to contribute a percentage of their salary.

     The Company also maintains an incentive-compensation plan. Participants in the plan are key employees as determined by executive management. Compensation under the plan is based on the achievement of predetermined financial performance goals of the Company and its subsidiaries. Awards under the plan are payable in cash. In 1997 and 1996, there were no awards under the plan. For the year ended December 31, 1995, the Company expensed approximately $628,000 in cash awards under the plan.

Note 10 -- Contingencies

     The Company is subject to legal proceedings which arise in the ordinary course of business. Additionally, Government contract costs are subject to periodic audit and adjustment. In the opinion of management, the ultimate liability, if any, with respect to these actions will not materially affect the financial position or results of operations of the Company.

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

     Information as to the Company's operations in these two segments is set forth below:

                                                Year ended December 31,
                                                    (In Thousands)
                                     -------------------------------------------
                                         1997            1996              1995
                                     -------------------------------------------
Revenues:
     Commercial segment
         United States .......       $  67,982        $  85,421        $  76,984
         Europe ..............           5,727            5,841            6,335
         Australia ...........           2,444            3,048            2,654
         Other Non U.S. ......           4,767            6,255            3,432
         Eliminations ........          (6,068)          (7,307)          (6,040)
     Government segment ......          25,168           24,403           24,029
                                       -------          -------          -------
       Total .................       $ 100,020        $ 117,661        $ 107,394
                                       =======          =======          =======
Income (loss) from operations:
     Commercial segment
         United States .......       $  (9,442)       $   5,861        $   4,585
         Europe ..............              34              518            1,047
         Australia ...........            (105)             151              260
         Other Non U.S. ......             599              862              164
     Government segment ......          (1,007)           1,310            1,537
     Corporate ...............            (545)            (569)          (1,356)
     Nonrecurring charges ....          (3,535)            --               --
                                       -------          -------          -------
                                       (14,001)           8,133            6,237
Other income, net ............             333              678              778
                                       -------          -------          -------
Income (loss) before provision
       for income taxes ......       $ (13,668)       $   8,811        $   7,015
                                       =======          =======          =======
Identifiable assets:
     Commercial segment
         United States .......       $  60,539        $  60,403        $  50,186
         Europe ..............           3,356            3,044            3,263
         Australia ...........             972            1,415            1,195
         Other Non U.S. ......           2,635            3,372            2,511
     Government segment ......          13,074           10,929           10,730
     Corporate ...............           2,628            7,595              188
                                      --------         --------          -------
         Total ...............       $  83,204        $  86,758        $  68,073
                                      ========         ========          =======
Depreciation and amortization:
     Commercial segment ......       $   1,759        $   1,893        $   1,959
     Government segment ......             165              159              210
     Corporate ...............             358              290              245
                                       -------         --------         --------
         Total ...............       $   2,282        $   2,342        $   2,414
                                       =======         ========         ========
Capital expenditures:
     Commercial segment ......       $   1,209        $     793        $   1,063
     Government segment ......             154              175              137
     Corporate ...............             157              334               88
                                      --------         --------         --------
         Total ...............       $   1,520        $   1,302        $   1,288
                                      ========         ========         ========


     Customers comprising 10% or more of the Company's Commercial segment sales are summarized as follows:

                                                  1997         1996         1995
                                                  ----         ----         ----

Taco Bell Corporation ...................          25%          40%          42%
McDonald's Corporation ..................          28%          22%          27%
Burger King .............................          17%           2%          --
All Others ..............................          30%          36%          31%
                                                  ----         ----         ----
                                                  100%         100%         100%
                                                  ====         ====         ====

     Substantially all revenues derived by the Government segment arise from Federal government contracts, or subcontracts related thereto, virtually all of which are with the Department of Defense.

Note 12 -- Fair Value of Financial Instruments

       Financial instruments consist of the following:

                                  December 31, 1997
                                    (In Thousands)
                                    --------------
                                 Carrying       Fair
                                  Value         Value
                                  -----         -----

Cash and cash equivalents         $3,977       $3,977

Notes Payable ...........            195          195


     Fair value of financial instruments classified as current assets or liabilities approximate carrying value due to the short-term maturity of the instruments.

Note 13 -- Selected Quarterly Financial Data (Unaudited)

                                                     Quarter ended
                                        (In Thousands Except Per Share Amounts)
                                    ----------------------------------------------
          1997                      March 31    June 30  September 30  December 31
          ----                      ----------------------------------------------

Total revenues ..................   $ 18,063    $ 21,677    $ 31,533   $ 28,747
Gross margin ....................      2,053       3,387       7,648      4,833
Net income (loss) ...............     (2,393)     (5,345)      1,431     (2,412)
Diluted and basic
   Earnings (loss) per share ....   $   (.27)   $   (.60)   $    .16   $   (.27)
                                    ========    ========    ========   ========

                                                     Quarter ended
                                        (In Thousands Except Per Share Amounts)
                                    ----------------------------------------------
          1996                      March 31    June 30  September 30  December 31
          ----                      ----------------------------------------------

Total revenues ...................  $ 25,494    $ 28,388    $ 27,938   $ 35,841
Gross margin .....................     5,942       6,981       8,100     10,159
Net income .......................       551         892       1,972      2,532
Diluted Earnings per share .......  $    .07    $    .11     $   .22   $    .28
                                    ========    ========     =======   ========

Basic Earnings per share .........  $    .07    $    .11     $   .23   $    .29
                                    ========    ========     =======   ========



     The second quarter of 1997 includes a charge of $4 million ($2.6 million after tax) or $.29 loss per share relating to accounts receivable and a loan guarantee for Phoenix. The second quarter of 1997 also includes a charge of $900,000 ($580,000 after tax) or $.07 loss per share pertaining to the Company's Corneal Topography Systems business.

     The fourth quarter of 1997 includes a $1.8 million charge ($1.2 million after tax) or $.13 loss per share relating to accounts receivable associated with the Company's government business. Additionally, the Company recorded charges of approximately $1.3 million ($829,000 after tax) or $.09 loss per share in the fourth quarter of 1997 relating to new product enhancements and inventory charges on older product lines. Also included in the fourth quarter of 1997 is a benefit of $1.4 million (after tax benefit of $890,000) or $.10 per share relating to a partial recovery of the Phoenix reserves taken in the second quarter of 1997.



                   PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
                     SCHEDULE II - VALUATION AND QUALIFYING
                              ACCOUNTS AND RESERVES
                                 (In Thousands)

------------------------------------------------------------------------------------------------------
Column A                  Column B                  Column C           Column D           Column E
------------------------------------------------------------------------------------------------------
                                          Additions
                 Balance at   -------------------------------
                beginning of  Charged to Costs    Charged to                            Balance at end
Description       period        and Expenses    Other Accounts        Deductions           of period
------------------------------------------------------------------------------------------------------
Allowance for Doubtful
Accounts - deducted from
Accounts Receivable in
the Balance Sheet


1997               $677            3,441                              (1,756) (a)           $2,362
1996               $768              174                                (265) (b)           $  677
1995               $818              137                                (187) (c)           $  768


(a) Uncollectible accounts written off during 1997.

(b) Uncollectible accounts written off during 1996.

(c) Uncollectible accounts written off during 1995.



------------------------------------------------------------------------------------------------------
Column A         Column B          Column C                         Column D               Column E
------------------------------------------------------------------------------------------------------
                                          Additions
                Balance at     -------------------------------
               beginning of    Charged to Costs    Charged to                           Balance at end
Description       period         and Expenses    Other Accounts     Deductions             of period
------------------------------------------------------------------------------------------------------
Inventory Reserves
- deducted from Inventory
in the Balance Sheet


1997             $1,174            4,595                              (1,952)               $3,817
1996             $1,922            2,143                              (2,891)               $1,174
1995             $2,860            2,072                              (3,010)               $1,922



                                   SIGNATURES

     Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              AR TECHNOLOGY CORPORATION



March 25, 1998                                /s/John W. Sammon, Jr.
--------------                                ---------------------
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

--------------------------------------------------------------------------------
     Signatures                     Title                             Date
================================================================================
/s/John W. Sammon, Jr.
----------------------
John W. Sammon, Jr.           Chairman of Board and               March 25, 1998
                              President (Principal
                              Executive Officer)
                              and Director


/s/Charles A. Constantino
-------------------------
Charles A. Constantino        Executive Vice President            March 25, 1998
                              and Director



/s/J. Whitney Haney
-------------------
J. Whitney Haney              Director                            March 25, 1998




/s/Ronald J. Casciano
---------------------
Ronald J. Casciano            Vice President, Chief Financial     March 25, 1998
                              Officer and Treasurer



                                                   List of Exhibits
Exhibit
   No.        Description of Instrument
================================================================================
  3.1    Certificate of Incorporation,      Filed as Exhibit 3.1 to Registration
         as amended                         Statement on Form S-2 (Registration
                                            No. 333-04077) of PAR Technology
                                            Corporation incorporated herein by
                                            reference.

  3.2    Form of Certificate of Amendment   Filed as Exhibit 3.1 to Registration
         to the Corporation incorporated    Statement on Form S-2 (Registration
         herein by reference.               No. 333-04077) of PAR Technology



  3.3    By-laws, as amended.               Filed as Exhibit 3.1 to Registration
                                            Statement on Form S-2 (Registration
                                            No. 333-04077) of PAR Technology
                                            Corporation incorporated herein by
                                            reference.

    4    Specimen Certificate               Filed as Exhibit 3.1 to Registration
         representing the Common Stock.     Statement on Form S-2 (Registration
                                            No. 333-04077) of PAR Technology
                                            Corporation incorporated herein by
                                            reference.

10.1 *   Agreement between Taco Bell Corp.  Filed as Exhibit 3.1 to Registration
         and ParTech, Inc., dated           Statement on Form S-2 (Registration
         December 18, 1995.                 No. 333-04077) of PAR Technology
                                            Corporation incorporated herein by
                                            reference.

10.2  *  Service Integration Agreement      Filed as Exhibit 3.1 to Registration
         between ParTech, Inc., dated       Statement on Form S-2 (Registration
         December 18, 1995.                 No. 333-04077) of PAR Technology
                                            Corporation incorporated herein by
                                            reference.

11       Statement re computation of
         Earnings per share.

22       Subsidiaries of the registrant

23       Consent of independent
         accountants

   *     Confidential treatment requested as to certain portions.