Form 10-Q
period 1998-03-31
PAR TECHNOLOGY CORP
filed 1998-05-06
CIK 708821

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                                    FORM 10-Q

     [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

       For the Quarter Ended March 31, 1998. Commission File Number 1-9720

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     The number of shares outstanding of registrant's common stock, as of April 30, 1998 - 8,897,165 shares.

                           PAR TECHNOLOGY CORPORATION


                                TABLE OF CONTENTS
                                    FORM 10-Q


                                     PART 1
                              FINANCIAL INFORMATION



 Item Number
 -----------

   Item 1.           Financial Statements
                     -  Consolidated Statement of Income for
                        the Three Months Ended March 31, 1998 and 1997

                     -  Consolidated Balance Sheet at
                        March 31, 1998 and December 31, 1997

                     -  Consolidated Statement of Cash Flows
                        for the Three Months Ended
                        March 31, 1998 and 1997

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


   Item 6.           Exhibits and Reports on Form 8-K

   Signatures

   Exhibit Index

Item 1.
Financial Statements
PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(In Thousands Except Per Share Amounts)
(Unaudited)

                                                  For the Three Months Ended March 31,
                                                  ------------------------------------
                                                          1998            1997
                                                          ----            ----
Net revenues:
     Product .....................................      $  7,961       $  6,566
     Service .....................................         6,955          6,381
     Contract ....................................         6,265          5,116
                                                        --------       --------
                                                          21,181         18,063
                                                        --------       --------
Costs of sales:
     Product .....................................         5,649          5,514
     Service .....................................         6,392          5,609
     Contract ....................................         5,982          4,887
                                                        --------       --------
                                                          18,023         16,010
                                                        --------       --------
           Gross margin ..........................         3,158          2,053
                                                        --------       --------
Operating expenses:
     Selling, general and administrative .........         4,569          4,871
     Research and development ....................         1,338          1,092
     Non-recurring charges (benefit) .............          (100)          --
                                                        --------       --------
                                                           5,807          5,963
                                                        --------       --------
Loss from operations .............................        (2,649)        (3,910)
Other income, net ................................           145            141
                                                        --------       --------
Loss before provision for income taxes ...........        (2,504)        (3,769)
Benefit for income taxes .........................          (877)        (1,376)
                                                        --------       --------
Net loss .........................................      $ (1,627)      $ (2,393)
                                                        ========       ========
Loss per common share ............................      $   (.18)      $   (.27)
                                                        ========       ========
Weighted average number of common
shares outstanding ...............................         8,895          8,840
                                                        ========       ========

PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(In Thousands)
(Unaudited)

                                                  For the Three Months Ended March 31,
                                                  ------------------------------------
                                                             1998         1997
                                                           -------      -------
Cash flows from operating activities:
Net loss .............................................     $(1,627)     $(2,393)
Other comprehensive income (loss), net of tax:
     Foreign currency translation adjustments ........         206         (277)
                                                           -------      -------
Comprehensive loss ...................................     $(1,421)     $(2,670)
                                                           =======      =======

PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(In Thousands Except Share Amounts)
                                                         March 31,
                                                           1998       December 31,
Assets                                                  Unaudited)        1997
Current Assets:
     Cash ..........................................     $  1,070      $  3,977
     Accounts receivable-net .......................       26,617        29,938
     Inventories ...................................       30,812        31,168
     Income tax refund claims ......................          867           214
     Deferred income taxes .........................        5,719         5,876
     Other current assets ..........................        1,032         1,340
                                                         --------      --------
         Total current assets ......................       66,117        72,513

Property, plant and equipment - net ................        7,051         7,013
Other assets .......................................        4,382         3,678
                                                         --------      --------
                                                         $ 77,550      $ 83,204
                                                         ========      ========
Liabilities and Shareholders' Equity
Current Liabilities:
     Notes payable .................................     $   --        $    195
     Accounts payable ..............................        4,027         8,664
     Accrued salaries and benefits .................        4,034         3,804
     Accrued expenses ..............................        3,836         3,444
     Deferred service revenue ......................        2,885         3,024
                                                         --------      --------
         Total current liabilities .................       14,782        19,131
                                                         --------      --------
Deferred income taxes ..............................          672           656
                                                         --------      --------

Shareholders' Equity:
     Common stock, $.02 par value,
       12,000,000 shares authorized;
       9,499,671 and 9,466,771 shares issued
       8,897,165 and 8,864,265 outstanding .........          190           189
     Preferred stock, $.02 par value,
       250,000 shares authorized ...................         --            --
     Capital in excess of par value ................       27,974        27,875
     Retained earnings .............................       37,333        38,960
     Cumulative translation adjustment .............         (476)         (682)
       Treasury stock, at cost, 602,506 ............       (2,925)       (2,925)
                                                         --------      --------
         Total shareholders' equity ................       62,096        63,417
                                                         --------      --------
Contingent liabilities
                                                         $ 77,550      $ 83,204
                                                         ========      ========

 PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(In Thousands)
                                   (Unaudited)

                                                           For the three months ended March 31,
                                                           -----------------------------------
                                                                   1998         1997
                                                                   ----         ----
Cash flows from operating activities:
   Net loss ..................................................   $ (1,627)   $ (2,393)
   Adjustments  to  reconcile  net  income  to net
   cash  provided  by  operating activities:
     Depreciation and amortization ...........................        542         546
     Provision for obsolete inventory ........................        655         740
     Translation adjustments .................................        206        (277)
    Increase (decrease) from changes in:
       Accounts receivable-net ...............................      3,321      10,752
       Inventories ...........................................       (299)     (3,669)
       Income tax refund claims ..............................       (653)     (1,060)
       Other current assets ..................................        308        (342)
       Other assets ..........................................       (596)       (359)
       Accounts payable ......................................     (4,637)     (1,268)
       Accrued salaries and benefits .........................        230         283
       Accrued expenses ......................................        392        (671)
       Deferred service revenue ..............................       (139)        454
       Deferred income taxes .................................        173        (106)
                                                                 --------    --------
        Net cash provided (used) by operating activities .....     (2,124)      2,630
                                                                 --------    --------
   Cash flows from investing activities:
     Capital expenditures ....................................       (427)       (333)
     Capitalization of software costs ........................       (261)       (344)
                                                                 --------    --------
        Net cash used by investing activities ................       (688)       (677)
                                                                 --------    --------
   Cash flows from financing activities:
     Net borrowings (payments) under line-of-credit agreements       (195)         10
     Proceeds from the exercise of stock options .............        100          82
     Acquisition of treasury stock ...........................       --          (163)
                                                                 --------    --------
         Net cash used by financing activities ...............        (95)        (71)
                                                                 --------    --------
    Net increase (decrease) in cash and cash equivalents .....     (2,907)      1,882

    Cash and cash equivalents at beginning of year ...........      3,977       8,391
                                                                 --------    --------
    Cash and cash equivalents at end of period ...............   $  1,070    $ 10,273
                                                                 ========    ========
   Supplemental disclosures of cash flow information:
   Cash paid during the year for:
     Interest ................................................   $      2    $    --
     Income taxes paid, net of refunds .......................       (393)       (202)

                   PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. The statements for the three months ended March 31, 1998 and 1997 are unaudited; in the opinion of the Company such unaudited statements include all adjustments (which comprise only normal recurring accruals) necessary for a fair presentation of the results for such periods. The consoli-dated financial statements for the year ending December 31, 1998 are subject to adjustment at the end of the year when they will be audited by independent accountants. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 1998. The consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes for the years ended in December 31, 1997 and 1996 included in the Company's December 31, 1997 Annual Report to the Securities and Exchange Commission on Form 10-K. Earnings per share are based on the weighted average number of shares outstanding plus common stock equivalents under the Company's stock option plans.

2. Inventories are used in the manufacture of Point-Of-Sale systems and other commercial products. The components of inventory, net of related reserves, consist of the following:

                                               (In Thousands)
                                               --------------


                                        March 31,          December 31,
                                          1998                  1997
                                      -----------          ------------

          Finished goods              $    7,238            $    8,635
          Work in process                  4,136                 4,184
          Component parts                 10,389                 9,883
          Service parts                    9,049                 8,466
                                      ----------            ----------
                                      $   30,812            $   31,168
                                      ==========            ==========

     At March 31, 1998 and December 31, 1997, the Company had recorded reserves for obsolete inventory of $3,300,000 and $3,800,000, respectively.

 Item 2
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                          QUARTER ENDED MARCH 31, 1998
                                  COMPARED WITH
                          QUARTER ENDED MARCH 31, 1997


     The Company reported a net loss of $1.6 million or a loss per share of $.18 for the first quarter of 1998. Revenues for the quarter were $21.2 million. These results compare to a net loss of $2.4 million or a loss per share of $.27 and revenues of $18.1 million for the first quarter of 1997.

     Product revenues were $8.0 million in the first quarter of 1998 an increase of 21% from the $6.6 million recorded in the first quarter of 1997. The increase was primarily due to higher sales to McDonald's as the Company's new POS 4 hardware products were recently approved by this major customer. Higher sales to Taco Bell also contributed to this increase.

     Customer service revenues were $7.0 million in the first quarter of 1998, an increase of 9% from the $6.4 million in the first quarter of 1997. In 1998, the Company increased its number of worldwide field service and telephone help desk contracts as its customer base expands. The Company also increased its integration work requested by customers.

     Contract revenues were $6.3 million in 1998, an increase of 22% when compared to the $5.1 million recorded in the same period in 1997. The Company increased the level of integration and software development activity across several contracts. Additionally, the Company expanded its engineering service efforts in airfield management.

     Product margins were 29% for the first quarter of 1998 compared to 16% for the same quarter of 1997. The product margins in 1997 were depressed due to lower than normal sales volume. Additionally, the Company experienced improved margins on its international business as its customers are transitioning to the Company's new products.

     Customer service margins were 8% in 1998 compared to 12% in 1997. The decline in margin is primarily due to an increase in personnel as the Company is upgrading its integration and service capabilities. This investment will continue throughout the remainder of the year.

     Contract margins were 4.5% in 1998 virtually unchanged from a year ago. Margins on the Company's government contract business typically run between 5% and 6%. A slightly higher mix of low margin material and subcontract components was the main reason for the lower than normal margins.

     Selling, general and administrative expenses were $4.6 million in 1998 versus $4.9 million in 1997, a decrease of 6%. The decline is primarily due to the Company's decision in 1997 to reduce its investment in its Corneal Topography (CTS) business.

     Research and development expenses were $1.3 million in 1998, an increase of 23% from the $1.1 million in 1997. The Company is actively increasing its investment in its POS business in 1998. Partially offsetting the increase was the reduction in the CTS business discussed above. Research and development costs attributable to government contracts are included in cost of contract revenues.

     In the first quarter of 1998, the Company recorded a non-recurring benefit of $100,000 due to payments received from Phoenix Systems and Technologies pertaining to amounts owed the Company which were previously reserved.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                          QUARTER ENDED MARCH 31, 1998
                                  COMPARED WITH
                          QUARTER ENDED MARCH 31, 1997


Liquidity and Capital Resources

     The Company's primary source of liquidity has been from operations. Cash used by operating activities was $2.1 million in the first quarter of 1998, compared to cash provided of $2.6 million in 1997. The Company historically has experienced significant collections of accounts receivable in its first quarter due to the volume of sales generated in the preceding quarter. This is primarily due to the seasonal demands of the Company's restaurant customers. However, sales in the fourth quarter of 1997 were lower than the fourth quarter of 1996. As a result, accounts receivable collections were not as great in the first quarter of 1998 when compared to the first quarter of 1997. Additionally, in the first quarter of 1998, the Company's accounts payable disbursements were greater than a year ago primarily as a result of inventory growth in 1997.

     Cash used in investing activities was $688,000 for the first quarter of 1998 compared to $677,000 in 1997. In 1998, capital expenditures were primarily for upgrades to the Company's customer service center and for manufacturing equipment. In 1997, capital expenditures were primarily for upgrades to the manufacturing facility.

     Cash used by financing activities was $95,000 for the first quarter of 1998 compared to cash used of $71,000 in 1997. In 1998, the Company repaid its line-of-credit indebtedness of $195,000 and received $100,000 from the exercise of employee stock options. In 1997, the Company paid $163,000 to repurchase some of its stock and received $82,000 from the exercise of employee stock options.

     The Company has line-of-credit agreements, which aggregate $34.4 million with certain banks, of which were unused at March 31, 1998. The Company believes that it has adequate financial resources to meet its future liquidity and capital requirements.

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


         None during the first quarter of 1998.

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




Date:    May 6, 1998



                                         RONALD J. CASCIANO
                                         ------------------
                                         Ronald J. Casciano
                                         Vice President, Chief Financial Officer
                                         and Treasurer