Form 10-Q
period 1998-06-30
PAR TECHNOLOGY CORP
filed 1998-07-30
CIK 708821

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                                    FORM 10-Q

     [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

       For the Quarter Ended June 30, 1998. Commission File Number 1-9720

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

     The number of shares outstanding of registrant's common stock, as of July 29, 1998 - 8,911,065 shares.

                           PAR TECHNOLOGY CORPORATION


                                TABLE OF CONTENTS
                                    FORM 10-Q


                                     PART 1
                              FINANCIAL INFORMATION



   Item Number
   -----------

      Item 1.          Financial Statements
                     - Consolidated Statement of Income for
                         the Three and Six Months Ended
                             June 30, 1998 and 1997

                       -  Consolidated Balance Sheet at
                       June 30, 1998 and December 31, 1997

                     - Consolidated Statement of Cash Flows
                            for the Six Months Ended
                            June 30, 1998 and 1997

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


      Item 6.          Exhibits and Reports on Form 8-K


      Signatures


      Exhibit Index

Item 1.
Financial Statements
PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(In Thousands Except Per Share Amounts)
(Unaudited)

                                            For the three months   For the six months
                                                ended June 30,        ended June 30,
                                            --------------------   ------------------
                                              1998        1997       1998        1997
                                              ----        ----       ----        ----
Net revenues:
     Product ...........................   $ 11,955    $  9,231    $ 19,916    $ 15,797
     Service ...........................      7,250       6,794      14,205      13,175
     Contract ..........................      6,772       5,652      13,037      10,768
                                           --------    --------    --------    --------
                                             25,977      21,677      47,158      39,740
                                           --------    --------    --------    --------
Costs of sales:
     Product ...........................      9,025       7,058      14,674      12,572
     Service ...........................      6,459       5,844      12,851      11,453
     Contract ..........................      5,992       5,388      11,974      10,275
                                           --------    --------    --------    --------
                                             21,476      18,290      39,499      34,300
                                           --------    --------    --------    --------
           Gross margin ................      4,501       3,387       7,659       5,440
                                           --------    --------    --------    --------
Operating expenses:
     Selling, general and administrative      4,378       5,572       8,947      10,443
     Research and development ..........      1,538       1,411       2,876       2,503
     Non-recurring charges .............       (550)      4,919        (650)      4,919
                                           --------    --------    --------    --------
                                              5,366      11,902      11,173      17,865
                                           --------    --------    --------    --------
Loss from operations ...................       (865)     (8,515)     (3,514)    (12,425)
Other income, net ......................        166         111         311         253
                                           --------    --------    --------    --------

Loss before provision for
  income taxes .........................       (699)     (8,404)     (3,203)    (12,172)
Benefit for income taxes ...............       (254)     (3,059)     (1,131)     (4,435)
                                           --------    --------    --------    --------

Net loss ...............................   $   (445)   $ (5,345)   $ (2,072)   $ (7,737)
                                           ========    ========    ========    ========
Loss per common share ..................   $   (.05)   $   (.60)   $   (.23)   $   (.88)
                                           ========    ========    ========    ========
Weighted average number of common
     shares outstanding ................      8,897       8,843       8,896       8,841
                                           ========    ========    ========    ========

PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(In Thousands)
(Unaudited)

                                            For the three months   For the six months
                                                ended June 30,        ended June 30,
                                            --------------------   ------------------
                                              1998        1997       1998        1997
                                              ----        ----       ----        ----
Net loss ...............................   $   (445)   $ (5,345)   $ (2,072)   $ (7,737)
Other comprehensive income (loss), net of tax:
     Foreign currency translation
     adjustments........................       (197)        (54)          9        (331)
                                           --------    --------    --------    --------
Comprehensive loss .....................   $   (642)   $ (5,399)   $ (2,063)   $ (8,068)
                                           ========    ========    ========    ========

PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(In Thousands Except Share Amounts)

                                                 June 30,
                                                   1998    December 31,
Assets                                         (Unaudited)     1997
------                                         ----------- -----------
Current Assets:
     Cash ...................................   $  3,083    $  3,977
     Accounts receivable-net ................     26,726      29,938
     Inventories ............................     29,273      31,168
     Income tax refund claims ...............        308         214
     Deferred income taxes ..................      4,920       5,876
     Other current assets ...................      1,029       1,340
                                                --------    --------
         Total current assets ...............     65,339      72,513

Property, plant and equipment - net .........      8,015       7,013
Other assets ................................      4,389       3,678
                                                --------    --------
                                                $ 77,743    $ 83,204
                                                ========    ========
Liabilities and Shareholders' Equity
Current Liabilities:
     Notes payable ..........................   $     --    $    195
     Accounts payable .......................      5,350       8,664
     Accrued salaries and benefits ..........      4,111       3,804
     Accrued expenses .......................      3,143       3,444
     Deferred service revenue ...............      3,001       3,024
                                                --------    --------
         Total current liabilities ..........     15,605      19,131
                                                --------    --------
Deferred income taxes .......................        684         656
                                                --------    --------
Shareholders' Equity:
     Common stock, $.02 par value,
       12,000,000 shares authorized;
        9,499,671 and 9,466,771 shares issued
        8,897,165 and 8,864,265 outstanding          190         189
     Preferred stock, $.02 par value,
       250,000 shares authorized ............         --          --
     Capital in excess of par value .........     27,974      27,875
     Retained earnings ......................     36,888      38,960
     Cumulative translation adjustment ......       (673)       (682)
     Treasury stock, at cost, 602,506 shares      (2,925)     (2,925)
                                                --------    --------
         Total shareholders' equity .........     61,454      63,417
                                                --------    --------
Contingent liabilities
                                                --------    --------
                                                $ 77,743    $ 83,204
                                                ========    ========

PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(In Thousands)
                                   (Unaudited)

                                                                  For the six months
                                                                    ended June 30,
                                                                  ------------------
                                                                    1998       1997
                                                                  -------     ------
Cash flows from operating activities: ........................
   Net loss ..................................................   $ (2,072)   $ (7,737)
   Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation and amortization ...........................      1,045       1,222
Provision for obsolete inventory .............................      1,292       2,635
     Translation adjustments .................................          9        (331)
    Increase (decrease) from changes in:
       Accounts receivable-net ...............................      3,212      15,110
       Inventories ...........................................        603      (7,330)
       Income tax refund claims ..............................        (94)     (2,707)
       Other current assets ..................................        311        (271)
       Other assets ..........................................       (582)      1,687
       Accounts payable ......................................     (3,314)       (977)
       Accrued salaries and benefits .........................        307         765
       Accrued expenses ......................................       (301)        186
       Deferred service revenue ..............................        (23)        299
       Deferred income taxes .................................        984      (1,623)
                                                                  -------     -------
         Net cash provided by operating activities ............     1,377         928
                                                                  -------     -------
   Cash flows from investing activities:
     Capital expenditures ....................................     (1,729)       (869)
     Capitalization of software costs ........................       (447)       (500)
                                                                  -------     -------
        Net cash used in investing activities ................     (2,176)     (1,369)
                                                                  -------     -------
   Cash flows from financing activities:
     Net borrowings (payments) under line-of-credit agreements       (195)         10
     Proceeds from the exercise of stock options .............        100         131
     Acquisition of treasury stock ...........................        --         (163)
                                                                  -------     -------
         Net cash used in financing activities ...............        (95)        (22)
                                                                  -------     -------
    Net decrease in cash and cash equivalents ................       (894)       (463)

    Cash and cash equivalents at beginning of year ...........      3,977       8,391
                                                                  -------     -------
    Cash and cash equivalents at end of period ...............   $  3,083    $  7,928
                                                                 ========    ========
   Supplemental disclosures of cash flow information:  Cash paid during the year for:
     Interest ................................................   $      2    $      9
     Income taxes, net of refunds ............................     (2,057)       (188)

                   PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The statements for the three and six months ended June 30, 1998 and 1997 are unaudited; in the opinion of the Company such unaudited statements include all adjustments (which comprise only normal recurring accruals) necessary for a fair presentation of the results for such periods. The consolidated financial statements for the year ending December 31, 1998 are subject to adjustment at the end of the year when they will be audited by independent accountants. The results of operations for the three and six months ended June 30, 1998 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 1998. The consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes for the years ended in December 31, 1997 and 1996 included in the Company's December 31, 1997 Annual Report to the Securities and Exchange Commission on Form 10-K.
     Earnings per share are based on the weighted average number of shares outstanding plus common stock equivalents under the Company's stock option plans.

2. Inventories are used in the manufacture of Point-Of-Sale systems and other commercial products. The components of inventory, net of related reserves, consist of the following:

                                         (In Thousands)
                                         --------------

                                      June 30,  December 31,
                                        1998        1997
                                      -------   -----------

                    Finished goods    $ 7,892     $ 8,635
                    Work in process     2,993       4,184
                    Component parts     8,842       9,883
                    Service parts       9,546       8,466
                                      -------     -------
                                      $29,273     $31,168
                                      =======     =======


     At June 30, 1998 and December 31, 1997, the Company had recorded reserves for obsolete inventory of $3,334,000 and $3,800,000, respectively.

Item 2
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           QUARTER ENDED JUNE 30, 1998
                                  COMPARED WITH
                           QUARTER ENDED JUNE 30, 1997


     The Company reported a net loss of $445,000 or a loss per share of $.05 for the second quarter of 1998. Revenues for the quarter were $26 million. These results compare to a net loss of $5.3 million or a loss per share of $.60 and revenues of $21.7 million for the second quarter of 1997.

     The results for the second quarter of 1998 include a benefit of $550,000 ($350,000 after tax or $.04 per share) relating to a partial recovery of accounts receivable from Phoenix Systems and Technologies, Inc. (Phoenix), which were previously reserved. The results for the second quarter of 1997 include a charge of $4 million ($2.6 million after tax or $.29 per share) relating to a receivable from and loan guarantee for Phoenix. The 1997 results also include a charge of $900,000 ($580,000 after tax or $0.07 per share) pertaining to the CTS business. This charge primarily involves obsolete inventory in the Company's CTS business.

     Product revenues were $12 million in the second quarter of 1998, an increase of 30% from the $9.2 million recorded in the second quarter of 1997. The increase was primarily due to higher sales to McDonald's as the Company's POS 4 hardware products have been generally accepted by this major customer and meet the POS requirements of their "made for you" initiative. Higher sales to Chick-fil-A and an increase in sales to resellers also contributed to this increase. The increase was partially offset by lower sales to Burger King as the Company completed delivery of POS systems in 1997 under its corporate contract with this customer. The Company is pursuing the Burger King Franchisee market in 1998.

     Customer service revenues were $7.3 million in the second quarter of 1998, an increase of 7% from the $6.8 million in the second quarter of 1997. In 1998, the Company increased its number of worldwide field service contracts as its customer base expands. The Company also increased its installation revenue which is directly related to the higher product sales discussed above.

     Contract revenues were $6.8 million in the second quarter of 1998, an increase of 20% when compared to the $5.7 million recorded in the same period in 1997. The Company increased its level of integration and software development activity in 1998, and expanded its engineering service efforts in airfield management and government site contracts.

     Product margins were 25% for the second quarter of 1998 compared to 24% for the same period in 1997. The slight improvement is due to product mix as the Company's customers are transitioning to the new POS 4 products. The Company anticipates an increase in its margin percentage in the second half of 1998.

     Customer service margins were 11% in the second quarter of 1998 compared to 14% for the same period in 1997. The decline in margin is primarily due to an increase in personnel as the Company is upgrading its integration and service capabilities. This investment will continue throughout the remainder of the year.

     Contract margins were 12% in the second quarter of 1998 compared to 5% for the same period in 1997. This increase is primarily due to a retroactive fee adjustment on a contract. Margins on the Company's government contract business typically run between 5% and 6%.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           QUARTER ENDED JUNE 30, 1998
                                  COMPARED WITH
                           QUARTER ENDED JUNE 30, 1997


     Selling, general and administrative expenses were $4.4 million in the second quarter of 1998 versus $5.6 million for the same period in 1997, a decrease of 21%. The decline is primarily due to several factors. In 1997, the Company recorded certain bad debt reserves relating to the Company's government contract business. Additionally, in 1997 the Company decided to reduce its investment in its Corneal Topography (CTS) business. Finally, the Company has experienced a reduction in general and administrative headcount.

     Research and development expenses were $1.5 million in second quarter of 1998, an increase of 9% from the $1.4 million recorded for the same period in 1997. The Company is actively increasing its investment in its POS business in 1998. Partially offsetting the increase was the reduction in the CTS business discussed above. Research and development costs attributable to government contracts are included in cost of contract revenues.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                         SIX MONTHS ENDED JUNE 30, 1998
                                  COMPARED WITH
                         SIX MONTHS ENDED JUNE 30, 1997

     The Company reported a net loss of $2.1 million or a loss per share of $.23 for the first six months of 1998. Revenues for the six months were $47.2 million. These results compare to a net loss of $7.7 million or a loss per share of $.88 and revenues of $39.7 million for the first six months of 1997.

     Product revenues were $19.9 million in the first six months of 1998 an increase of 26% from the $15.8 million recorded in the first six months of 1997. The increase was primarily due to higher sales to McDonald's as the Company's new POS 4 hardware products were recently approved by this major customer. Sales to Taco Bell and to the Company's reseller's channel also contributed to this increase. The increase was partially offset by lower sales to Burger King as the Company completed delivery of POS systems in 1997 under its corporate contract with this customer.

     Customer service revenues were $14.2 million in the first six months of 1998, an increase of 8% from the $13.2 million in the first six months of 1997. In 1998, the Company increased its number of worldwide field service and telephone help desk contracts as its customer base expands. Installation revenue also increased which is directly related to the higher product sales discussed above.

     Contract revenues were $13 million in the first six months of 1998, an increase of 21% when compared to the $10.8 million recorded for the same period in 1997. The Company increased its level of integration and software development activity across several contracts. Additionally, the Company expanded its engineering service efforts in airfield management.

     Product margins were 26% for the first six months of 1998 compared to 20% for the same period in 1997. The Company experienced improved margins as its customers are transitioning to the Company's new products.

     Customer service margins were 10% in the first six months of 1998 compared to 13% for the same period in 1997. This decline in margin is primarily due to an increase in personnel as the Company is upgrading its integration and service capabilities. This investment will continue throughout the remainder of the year.

     Contract margins were 8% in the first six months of 1998 compared to 5% for the same period in 1997. This increase is primarily due to a retroactive fee adjustment on a contract. Margins on the Company's government contract business typically run between 5% and 6%.

     Selling, general and administrative expenses were $8.9 million in the first six months of 1998 versus $10.4 million for the same period in 1997, a decrease of 14%. This decline is primarily due to certain reserves for bad debts recorded in 1997 relating to the Company's government business. The Company's decision in 1997 to reduce its investment in its CTS business also contributed to the decline.

     Research and development expenses were $2.9 million in the first six months of 1998, an increase of 15% from the $2.5 million recorded for the same period in 1997. The Company is actively increasing its investment in its POS business in 1998. Partially offsetting the increase was the reduction in the CTS business discussed above.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                         SIX MONTHS ENDED JUNE 30, 1998
                                  COMPARED WITH
                         SIX MONTHS ENDED JUNE 30, 1997

Liquidity and Capital Resources

     The Company's primary source of liquidity has been from operations. Cash provided by operating activities was $1.4 million in the first six months of 1998, compared to cash provided of $928,000 in 1997. In 1998, the Company's cash flow benefited from the collection of accounts receivable and a reduction of inventory. The Company also received a $1.7 million federal tax refund pertaining to utilization of 1997's net operating loss. Additionally, the Company's accounts payable disbursements were greater in the first half of 1998 than a year ago, primarily as a result of inventory growth in 1997. In 1997, the Company experienced significant collections of accounts receivable due to the volume of sales generated in the fourth quarter of 1996. This was partially offset by the build up of restaurant and service inventory in anticipation of future sales orders and service requirements.

     Cash used in investing activities was $2.2 million for 1998 compared to $1.4 million in 1997. In 1998, capital expenditures were primarily for upgrades to the Company's customer service center and for manufacturing equipment. In 1997, capital expenditures were primarily for upgrades to the manufacturing facility.

     Cash used in financing activities was $95,000 for 1998 compared to cash used of $22,000 in 1997. In 1998, the Company repaid its line-of-credit indebtedness of $195,000 and received $100,000 from the exercise of employee stock options. In 1997, the Company paid $163,000 to repurchase some of its stock and received $131,000 from the exercise of employee stock options.

     The Company has line-of-credit agreements, which aggregate $30 million with certain banks, which were unused at June 30, 1998. The Company believes that it has adequate financial resources to meet its future liquidity and capital requirements.

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





           None during the second quarter of 1998.

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









Date:  July 29, 1998



                                       RONALD J. CASCIANO
                                       ------------------
                                       Ronald J. Casciano
                                       Vice President, Chief Financial Officer
                                  and Treasurer