Form 10-Q
period 1998-09-30
PAR TECHNOLOGY CORP
filed 1998-11-05
CIK 708821

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                                    FORM 10-Q

     [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

     For the Quarter Ended September 30, 1998. Commission File Number 1-9720

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the pre-ceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares outstanding of registrant's common stock, as of October 30, 1998 - 8,742,865 shares.

                           PAR TECHNOLOGY CORPORATION


                                TABLE OF CONTENTS
                                    FORM 10-Q


                                     PART 1
                              FINANCIAL INFORMATION


   Item Number
   -----------
      Item 1.                Financial Statements
                             -  Consolidated Statement of Income for
                                the Three and Nine Months Ended
                                September 30, 1998 and 1997

                             -  Consolidated Balance Sheet at
                                September 30, 1998 and December 31, 1997

                             -  Consolidated Statement of Cash Flows
                                for the Nine Months Ended
                                September 30, 1998 and 1997

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


      Item 6.                Exhibits and Reports on Form 8-K


      Signatures


      Exhibit Index

Item 1.
Financial Statements
PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(In Thousands Except Per Share Amounts)
(Unaudited)

                                           For the  three  months  For the  nine months
                                            ended  September  30,  ended September 30,
                                           ----------------------  --------------------
                                             1998        1997       1998       1997
                                             ----        ----       ----       ----
Net revenues:
     Product ...........................   $ 19,683    $ 16,993   $ 39,599   $ 32,790
     Service ...........................      7,703       7,105     21,908     20,280
     Contract ..........................      6,077       7,435     19,114     18,203
                                           --------    --------   --------   --------
                                             33,463      31,533     80,621     71,273
                                           --------    --------   --------   --------
Costs of sales:
     Product ...........................     13,779      10,969     28,453     23,541
     Service ...........................      6,845       5,891     19,696     17,344
     Contract ..........................      5,171       7,025     17,145     17,300
                                           --------    --------   --------   --------
                                             25,795      23,885     65,294     58,185
                                           --------    --------   --------   --------
           Gross margin ................      7,668       7,648     15,327     13,088
                                           --------    --------   --------   --------
Operating expenses:
     Selling, general and administrative      4,722       4,510     13,669     14,953
     Research and development ..........      1,399       1,021      4,275      3,524
     Non-recurring charges .............       (157)       --         (807)     4,919
                                           --------    --------   --------   --------
                                              5,964       5,531     17,137     23,396
                                           --------    --------   --------   --------
Income (loss) from operations ..........      1,704       2,117     (1,810)   (10,308)
Other income, net ......................         94         132        405        385
                                           --------    --------   --------   --------

Income (loss) before provision for
  income taxes .........................      1,798       2,249     (1,405)    (9,923)
Provision (benefit) for income taxes ...        632         818       (499)    (3,617)
                                           --------    --------   --------   --------
Net income (loss) ......................   $  1,166    $  1,431   $   (906)  $ (6,306)
                                           ========    ========   ========   ========
Basic and Diluted earnings (loss)
  per common share .....................   $    .13    $    .16   $   (.10)  $   (.71)
                                           ========    ========   ========   ========
Weighted average shares outstanding
     Diluted ...........................      8,959       9,060      8,878      8,844
                                           ========    ========   ========   ========
     Basic .............................      8,841       8,849      8,878      8,844
                                           ========    ========   ========   ========

PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(In Thousands)
(Unaudited)

                                           For the  three  months  For the  nine months
                                            ended  September  30,  ended September 30,
                                           ----------------------  --------------------
                                             1998        1997       1998       1997
                                             ----        ----       ----       ----

Net income (loss) .......................  $ 1,166     $ 1,431    $  (906)   $(6,306)
Other comprehensive income (loss), net of tax:
     Foreign currency translation
     adjustments ........................      (22)       (147)       (13)      (478)
                                           -------     -------    -------    -------
Comprehensive income (loss) .............  $ 1,144     $ 1,284    $  (919)   $(6,784)
                                           =======     =======    =======    =======

PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(In Thousands Except Share Amounts)

                                                        September 30,
                                                            1998      December 31,
Assets                                                   (Unaudited)      1997
------                                                  ------------  -----------
Current Assets:
     Cash ..............................................   $  1,596    $  3,977
     Accounts receivable-net ...........................     36,971      29,938
     Inventories .......................................     29,869      31,168
     Income tax refund claims ..........................        625         214
     Deferred income taxes .............................      3,093       5,876
     Other current assets ..............................      1,132       1,340
                                                           --------    --------
         Total current assets ..........................     73,286      72,513

Property, plant and equipment - net ....................      8,371       7,013
Other assets ...........................................      4,544       3,678
                                                           --------    --------
                                                           $ 86,201    $ 83,204
                                                           ========    ========
Liabilities and Shareholders' Equity
Current Liabilities:
     Notes payable .....................................   $  3,678    $    195
     Accounts payable ..................................      8,959       8,664
     Accrued salaries and benefits .....................      4,288       3,804
     Accrued expenses ..................................      3,388       3,444
     Deferred service revenue ..........................      3,719       3,024
                                                           --------    --------
         Total current liabilities .....................     24,032      19,131
                                                           --------    --------
Deferred income taxes ..................................        729         656
                                                           --------    --------
Shareholders' Equity:
     Common stock, $.02 par value,
       12,000,000 shares authorized;
       9,513,571 and 9,466,771 shares issued
       8,697,465 and 8,864,265 outstanding .............        190         189
     Preferred stock, $.02 par value,
       250,000 shares authorized .......................       --          --
     Capital in excess of par value ....................     28,051      27,875
     Retained earnings .................................     38,054      38,960
     Cumulative translation adjustment .................       (695)       (682)
     Treasury stock, at cost, 816,106 and 602,506 shares     (4,160)     (2,925)
                                                           --------    --------
         Total shareholders' equity ....................     61,440      63,417
                                                           --------    --------
Contingent liabilities
                                                           --------    --------
                                                           $ 86,201    $ 83,204
                                                           ========    ========

PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(In Thousands)
(Unaudited)

                                                             For the nine months
                                                             ended September 30,
                                                            --------------------
                                                               1998      1997
                                                            ---------  ---------
Cash flows from operating activities:
   Net loss .............................................   $  (906)   $(6,306)
   Adjustments to reconcile net loss to net cash
    provided by operating activities:
     Depreciation and amortization ......................     1,731      1,704
     Provision for obsolete inventory ...................     2,067      2,619
     Translation adjustments ............................       (13)      (478)
    Increase (decrease) from changes in:
       Accounts receivable-net ..........................    (7,033)     8,764
       Inventories ......................................      (768)    (6,083)
       Income tax refund claims .........................      (411)    (1,916)
       Other current assets .............................       208       (409)
       Other assets .....................................      (582)     1,720
       Accounts payable .................................       295        (41)
       Accrued salaries and benefits ....................       484        690
       Accrued expenses .................................       (56)        (5)
       Deferred service revenue .........................       695        304
       Deferred income taxes ............................     2,856     (1,663)
                                                            -------    -------
        Net cash used in operating activities ...........    (1,433)    (1,100)
                                                            -------    -------
   Cash flows from investing activities:
     Capital expenditures ...............................    (2,607)    (1,197)
     Capitalization of software costs ...................      (766)    (1,106)
                                                             ------    -------
        Net cash used in investing activities ...........    (3,373)    (2,303)
                                                             ------    -------
   Cash flows from financing activities:
     Net borrowings under line-of-credit agreements .....     3,483         10
     Proceeds from the exercise of stock options ........       177        131
     Acquisition of treasury stock ......................    (1,235)      (163)
                                                            -------    -------
         Net cash provided (used) in financing activities     2,425        (22)
                                                            -------    -------
    Net decrease in cash and cash equivalents ...........    (2,381)    (3,425)

    Cash and cash equivalents at beginning of year ......     3,977      8,391
                                                            -------    -------
    Cash and cash equivalents at end of period ..........   $ 1,596    $ 4,966
                                                            =======    =======
   Supplemental disclosures of cash flow information:  Cash paid during the year for:
     Interest ...........................................   $    12    $    13
     Income taxes, net of refunds .......................    (2,891)      (101)

                   PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The statements for the three and nine months ended September 30, 1998 and 1997 are unaudited; in the opinion of the Company such unaudited statements include all adjustments (which comprise only normal recurring accruals) necessary for a fair presentation of the results for such periods. The consolidated financial statements for the year ending December 31, 1998 are subject to adjustment at the end of the year when they will be audited by independent accountants. The results of operations for the three and nine months ended September 30, 1998 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 1998. The consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes for the years ended in December 31, 1997 and 1996 included in the Company's December 31, 1997 Annual Report to the Securities and Exchange Commission on Form 10-K.
     Earnings per share are based on the weighted average number of shares outstanding plus common stock equivalents under the Company's stock option plans.

2. Inventories are used in the manufacture of Point-Of-Sale systems and other commercial products. The components of inventory, net of related reserves, consist of the following:


                                      (In Thousands)
                                      --------------

                                September 30,  December 31,
                                    1998           1997
                                ------------   -----------

              Finished goods      $ 8,766        $ 8,635
              Work in process       3,304          4,184
              Component parts       8,002          9,883
              Service parts         9,797          8,466
                                  -------        -------
                                  $29,869        $31,168
                                  =======        =======


     At September 30, 1998 and December 31, 1997, the Company had recorded reserves for obsolete inventory of $3,323,000 and $3,800,000, respectively.

3. In 1997, the Company adopted Statement of Financial Accounting Standards No. 128 Earnings per Share (SFAS 128), which specifies the computation, presentation, and disclosure requirements for earnings per share (EPS). It replaces the presentation of primary and fully diluted EPS with basic and diluted EPS. Basic EPS excludes all dilution. It is based upon the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. Previously presented EPS amounts have been restated to reflect the method of computation required by SFAS 128.

                   PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


     The  following  is  a   reconciliation   of  the  weighted  average  shares
     outstanding for the basic and diluted EPS computations (In Thousands except per share data):

                                      For the Quarter Ended September 30, 1998
                                      ----------------------------------------
                                         Income       Shares         Per-Share
                                      (Numerator)  (Denominator)      Amount
                                      -----------  -------------      ------

    Basic EPS ....................      $ 1,166        8,841          $   .13

    Effect of Stock Options ......                       118
                                        -------        -----
    Diluted EPS$ .................        1,166        8,959          $   .13
                                        =======        =====          =======



                                       For the Quarter Ended September 30, 1997
                                       ----------------------------------------
                                         Income       Shares         Per-Share
                                      (Numerator)  (Denominator)      Amount
                                      -----------  -------------      ------

    Basic EPS ....................      $ 1,431        8,849          $   .16

    Effect of Stock Options ......                       211
                                        -------       ------
    Diluted EPS$ .................        1,431        9,060          $   .16
                                        =======       ======          =======



                                       For the Quarter Ended September 30, 1997
                                       ----------------------------------------
                                         Income       Shares         Per-Share
                                      (Numerator)  (Denominator)      Amount
                                      -----------  -------------      ------

    Basic and Diluted EPS ........      $ (906)        8,878          $  (.10)
                                        ======         =====          =======


                                    For the Nine Monthes Ended September 30, 1997
                                    ---------------------------------------------
                                         Income       Shares         Per-Share
                                      (Numerator)  (Denominator)      Amount
                                      -----------  -------------      ------

   Basic and Diluted EPS ........      $ (6,306)       8,844          $  (.71)
                                       ========        =====          =======


     The diluted EPS calculations for the nine months ended September 30, 1998 and 1997 exclude the effect of stock options, as they would have been antidilutive.

Item 2
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                        QUARTER ENDED SEPTEMBER 30, 1998
                                  COMPARED WITH
                        QUARTER ENDED SEPTEMBER 30, 1997


     The Company reported net income of $1.2 million or earnings per share of $.13 for the third quarter of 1998. Revenues for the quarter were $33.5 million. These results compare to net income of $1.4 million or earnings per share of $.16 and revenues of $31.5 million for the third quarter of 1997.

     Product revenues were $19.7 million in the third quarter of 1998, an increase of 16% from the $17 million recorded in the third quarter of 1997. This growth was lead by increased domestic sales to McDonald's Corporation. The Company's POS 4 hardware products have been generally accepted by this major customer and meet the POS requirements of their "made for you" initiative. Higher sales to Chick-fil-A also contributed to this increase. The Company also recorded a 16% increase in international product revenue with growth recorded in the Middle East, South America, Europe and Africa. The Company's major customers abroad include McDonald's, Burger King, Tricon and Wendy's. The increase was partially offset by lower domestic sales to Burger King as the Company completed delivery of POS systems in 1997 under its corporate contract with this customer.

     Customer service revenues were $7.7 million in the third quarter of 1998, an increase of 8% from the $7.1 million in the second quarter of 1997. In 1998, the Company increased its installation revenue, which is directly related to the higher product revenue discussed above. The Company also recorded increases in its supply revenues as its customer base expands.

     Contract revenues were $6.1 million in the third quarter of 1998, a decrease of 18% when compared to the $7.4 million recorded in the same period in 1997. This decrease was due to certain contract delays relating to software development and integration. In addition, the Company completed a major airfield management contract in the third quarter of 1998. However, the government division of our Professional Services business has recently received a $9 million multi-year contract for our Cargo*Mate identification and monitoring system from the Department of Transportation. The Company believes that this and other opportunities will enable the government business to return to growth in 1999.

     Product margins were 30% for the third quarter of 1998 compared to 35% for the same period in 1997. Product margins were lower than expected due to delays in the release and sale of our new software products as well as delays in certain third party software. The Company anticipates margins to improve in the fourth quarter of 1998 as software sales increase.

     Customer service margins were 11% in the third quarter of 1998 compared to 17% for the same period in 1997. The decline in margin is primarily due to an increase in personnel as the Company is upgrading its integration and service capabilities. The Company is completing several new service initiatives including expansion of its full service and help desk capabilities. This coupled with the installation of a new service management system, will result in lower costs and improved customer satisfaction in the future. This investment will continue throughout the remainder of the year.

     Contract margins were 15% in the third quarter of 1998 compared to 6% for the same period in 1997. This increase is primarily due to additional profit recognized in connection with the completion of certain contracts in 1998 and will not be a continuing trend. Margins on the Company's government contract business typically run between 5% and 6%.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                        QUARTER ENDED SEPTEMBER 30, 1998
                                  COMPARED WITH
                        QUARTER ENDED SEPTEMBER 30, 1997


     Selling, general and administrative expenses were $4.7 million in the third quarter of 1998 versus $4.5 million for the same period in 1997, an increase of 5%. This increase is primarily due to an increase in the Company's POS sales expense directly related to the product revenue growth discussed previously. This increase was partially offset by a reduction in the Company's investment in its Corneal Topography (CTS) business.

     Research and development expenses were $1.4 million in third quarter of 1998, an increase of 37% from the $1 million recorded for the same period in 1997. The Company is actively increasing its investment in POS software development, SAP expertise and the expansion of the Company's professional service organization. Partially offsetting the increase was the reduction in the CTS business discussed above. Research and development costs attributable to government contracts are included in cost of contract revenues.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                      NINE MONTHS ENDED SEPTEMBER 30, 1998
                                  COMPARED WITH
                      NINE MONTHS ENDED SEPTEMBER 30, 1997

     The Company reported a net loss of $906,000 or a loss per share of $.10 for the first nine months of 1998. Revenues for the nine months were $80.6 million. These results compare to a net loss of $6.3 million or a loss per share of $.71 and revenues of $71.3 million for the first nine months of 1997.

     The results for the nine months ended September 30, 1998 include a benefit of $807,000 ($520,000 after tax or $.06 per share) relating to a partial recovery of accounts receivable from Phoenix Systems and Technologies, Inc. (Phoenix), which were previously reserved. The results for same nine month period in 1997 include a charge of $4 million ($2.6 million after tax or $.29 per share) relating to a receivable from and loan guarantee for Phoenix. The 1997 results also include a charge of $900,000 ($580,000 after tax or $0.07 per share) pertaining to the CTS business.

     Product revenues were $39.6 million in the first nine months of 1998, an increase of 21% from the $32.8 million recorded in the first nine months of 1997. The increase was primarily due to higher sales to McDonald's, Chick-fil-A and several other POS customers. The Company's international product revenues grew 7% in 1998 when compared to 1997. Increased sales to Europe, South America and the Middle East have more than offset declines in certain Asian markets due to the continuing economic crisis. The increase was partially offset by lower domestic sales to Burger King as the Company completed delivery of POS systems in 1997 under its corporate contract with this customer.

     Customer service revenues were $21.9 million in the first nine months of 1998, an increase of 8% from the $20.3 million in the first nine months of 1997. This increase was due to growth in installation revenue, which is directly related to the increase in product revenue discussed above. The Company also increased its number of field service contracts as its customer base expands.

     Contract revenues were $19.1 million in the first nine months of 1998, an increase of 5% when compared to the $18.2 million recorded for the same period in 1997. The Company increased its level of integration and software development activity across several contracts. Additionally, the Company's engineering service efforts in airfield management contributed to this growth.

     Product margins were 28% for the first nine months of 1998 virtually unchanged from the same period in 1997. The Company's product mix and manufacturing cost were comparable to the prior period. Margins were less than anticipated due to the low software content in product revenues. The Company anticipates an increase in margins in the future as software sales increase.

     Customer service margins were 10% in the first nine months of 1998 compared to 14% for the same period in 1997. This decline in margin is primarily due to an increase in personnel as the Company is upgrading its integration and service capabilities.

     Contract margins were 10% in the first nine months of 1998 compared to 5% for the same period in 1997. This increase is primarily due to additional profit recognized in connection with the completion of certain contracts discussed above and a retroactive fee adjustment on another contract.

     Selling, general and administrative expenses were $13.7 million in the first nine months of 1998 versus $15 million for the same period in 1997, a decrease of 9%. This decline is primarily due to certain reserves for bad debts recorded in 1997 relating to the Company's government business. The Company's decision in 1997 to reduce its investment in its CTS business also contributed to the decline. This decline is partially offset by an increase in POS sales and marketing expenses.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
  AND RESULTS OF OPERATIONS NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH
                      NINE MONTHS ENDED SEPTEMBER 30, 1997

     Research and development expenses were $4.3 million in the first nine months of 1998, an increase of 21% from the $3.5 million recorded for the same period in 1997. The Company is actively increasing its investment in its POS business in 1998. Partially offsetting the increase was the reduction in the CTS business discussed above.

Liquidity and Capital Resources

     The Company's primary source of liquidity has been from operations. Cash used in operating activities was $1.4 million in the first nine months of 1998, compared to $1.1 million in 1997. In the third quarter of 1998, the Company experienced an increase in accounts receivable due to the growth in product revenues. This was partially offset by the receipt of a $2.5 million federal tax refund pertaining to utilization of 1997's net operating loss. In 1997, the Company experienced significant collections of accounts receivable due to the volume of sales generated in the fourth quarter of 1996. This was partially offset by the build up of restaurant and service inventory in anticipation of future sales orders and service requirements.

     Cash used in investing activities was $3.4 million for 1998 compared to $2.3 million in 1997. In 1998, capital expenditures were primarily for upgrades to the Company's customer service center and for manufacturing equipment. In 1997, capital expenditures were primarily for upgrades to the manufacturing facility.

     Cash provided from financing activities was $2.4 million for 1998 compared to cash used of $22,000 in 1997. In 1998, the Company's net borrowings under its line-of-credit agreements were $3.5 million. Additionally the Company received $177,000 from the exercise of an employee stock option. These activities were partially offset by the acquisition of 213,600 shares of treasury stock at a cost of $1.2 million. In 1997, the Company paid $163,000 to repurchase some of its stock and received $131,000 from the exercise of employee stock options.

     The Company has line-of-credit agreements, which aggregate $30 million with certain banks, of which $3.7 million was outstanding at September 30, 1998. The Company believes that it has adequate financial resources to meet its future liquidity and capital requirements.

Year 2000 Disclosure-- The "Year 2000 problem" exists because many computer programs use only the last two digits to refer to a year. Therefore these computer programs do not properly recognize a year beginning with "20", instead of the familiar "19". The Year 2000 problem affects virtually all computer systems, processes, and products in all segments of society.

     The Company has identified the following areas which could be impacted by the Year 2000 issue. They are: Company products, internally used systems and software, and products or services provided by key third parties or business partners. If the Company experiences Year 2000 issues resulting from failures in any of these areas, the results could conceivably have a material adverse effect on the Company.

     In 1997, the Company established a corporate-wide program to address the Year 2000 issue. The objective of this program is to identify, assess, and address any issues associated with its infrastructure, operations, and products in transitioning to Year 2000. The Company's cross-functional Year 2000 Task Force includes senior management personnel who have responsibility for ensuring Year 2000 program tasks are completed in support of all PAR business functions and locations. Year 2000 progress reports are also presented regularly to executive management and the Company's Board of Directors.

                             MANAGEMENT'S DISCUSSION
         AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                      NINE MONTHS ENDED SEPTEMBER 30, 1998
                                 COMPARED WITH
                      NINE MONTHS ENDED SEPTEMBER 30, 1997

     The multi-phase Year 2000 program includes: (1) education of Company personnel on the Year 2000 and its effects, (2) identification of systems, suppliers of goods and services, and business partners with potential Year 2000 issues relating to the Company's internal operations as well as the creation and support of its products, (3) assessment of internal systems and products, as well as inquiries to outside parties to ascertain Year 2000 readiness, (4) resolution and contingency planning for any items identified as having Year 2000 issues, and (5) post implementation follow-up.

     The Company is currently in Phase 3 of its program and anticipates completion of this phase by January 1999. Phase 4 is in progress for issues identified to date. The Company has established a site on its web page dedicated to Year 2000 Readiness Disclosure. This site is a culmination of Company product analysis and testing results, and can be found at http://www.partech.com/.

     The Company has undergone a review of its internal systems including those which support manu-facturing, financial, and general business operations. As a result, the Company has identified some systems which require upgrades to be Year 2000 ready, including certain business software applications. The business application upgrades are in progress, and are accommodated by existing software maintenance contracts with outside providers. The Company anticipates that it will complete its review of its internal systems and expects that all necessary upgrades to ensure Year 2000 compliance will be completed by the second quarter of 1999.

     The Company's analysis to date of key third parties has not revealed any issues which would prevent them from continuing to provide products and services through the Year 2000 transition. Such analysis has included telephone and written inquiries to third parties. As the assessment continues, the Company will determine its vulnerability and establish contingency plans where required and possible. The Company expects any such contingency plans to be developed by the second quarter of 1999.

     The Company at present does not believe the cost of resolving Year 2000 issues will have a material effect on the Company's results of operations or financial condition. The costs to date associated with the Year 2000 effort represent a reallocation of existing Company resources. However failure, delays or increased costs experienced by the Company could have a material adverse effect on the Company's results of operations or financial condition. Additionally the Company cannot guarantee that third parties, upon which the Company relies, will be able to adequately assess and address their Year 2000 compliance issues in a timely manner, the effects of which may also have an adverse impact on the Company's results of operations. As a consequence, the Company can give no assurances that issues related to Year 2000 will not have a material adverse effect on future results of operations or financial condition.

Important Factors Regarding Future Results

     Information provided by the Company, including information contained in this Report, or by its spokespersons from time to time may contain forward-looking statements. Forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements involve risks and uncertainties, including without limitation, further delays in new product introduction, risks in technology development and commercialization, risks in product development and market acceptance of and demand for the Company's products, risks of downturns in economic conditions generally, and in the quick service sector of the restaurant market specifically, risks of intellectual property rights associated with competition and competitive pricing pressures, risks associated with foreign sales and high customer concentration, Year 2000 compliance and other risks detailed in the Company's filings with the Securities and Exchange Commission.

Item 6.  Exhibits and Reports on Form 8-K




List of Exhibits







       Exhibit No.          Description of Instrument
       -----------          -------------------------

          11            Statement re computation of per-share earnings



Reports on Form 8-K





            None during the third quarter of 1998.

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









Date:  November 4, 1998



                                       /s/RONALD J. CASCIANO
                                       ---------------------
                                       Ronald J. Casciano
                                       Vice President, Chief Financial Officer
                                       and Treasurer