Form 10-K
period 1998-12-31
PAR TECHNOLOGY CORP
filed 1999-03-29
CIK 708821

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                  For the Fiscal Year Ended December 31, 1998.
                                       OR

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     The aggregate market value of the voting stock held by non-affiliates of the registrant based on the average price as of March 22, 1999 - $25,441,000 million.

     The number of shares outstanding of registrant's common stock, as of March 22, 1999 - 8,548,665 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's proxy statement in connection with its 1999 annual meeting of stockholders are incorporated by reference into Part III.

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

                                     PART IV

         Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

         Signatures

                           PAR TECHNOLOGY CORPORATION

                                     PART I


Item 1:  Business

     PAR Technology Corporation ("PAR" or the "Company") is a leading provider of professional services, including systems integration, to the restaurant and manufacturing/warehousing industries. PAR focuses on the design, development, manufacture and sales and support of transaction processing systems. These systems include industry leading software, hardware and traditional customer service. The Company's systems-based solutions have been engineered to perform reliably under harsh operating conditions and incorporate high levels of systems integration, in-depth knowledge of the customers' workflow processes, and local and wide-area networking capability. PAR is the world's largest supplier of Point-of Sale Systems (POS) to the quick service restaurant market with systems installed in over 90 countries.

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

     Information concerning the Company's industry segments for the three years ended December 31, 1998 is set forth in Note 11 to the Consolidated Financial Statements included elsewhere herein.

     The Company's principal executive offices are located at PAR Technology Park, 8383 Seneca Turnpike, New Hartford, New York 13413-4991, telephone number
(315) 738-0600. Unless the context otherwise requires, the term "PAR" or "Company" as used herein means PAR Technology Corporation and its wholly-owned subsidiaries.

                         Transaction Processing Segment

     PAR, through its wholly owned subsidiary ParTech, Inc., is a leading supplier of integrated solutions to the quick service restaurant industry and also provides solutions for manufacturing/ warehousing enterprises. The Company's Point-of-Sale (POS) restaurant technology system integrates both extendible systems software and the Company's ruggedized Pentium(R) based hardware platforms. This integrated system can host fixed as well as wireless order-entry terminals and may include video monitors, third-party supplied peripherals networked via an Ethernet LAN and is accessible to enterprise-wide network configurations. For manufacturing and warehousing enterprises, the Company designs and implements complex integrated transaction processing solutions incorporating its data collection and management software that provide real-time connectivity with multiple host computers, diverse legacy applications software and "best-of-breed" software and data input hardware technologies. PAR further provides extensive systems integration and professional service capabilities to design, tailor and implement solutions that enable its customers to manage, from a central location, all aspects of data collection and processing for single or multiple site enterprises.

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

     Software. PAR's newest software application is the intouch(TM) product which incorporates rich features and functions such as real time mirror imaging of critical data, on-line graphical help, interactive diagnostics including real time monitoring of restaurant operations through user defined parameters as well as intuitive graphical user interfaces. In addition, inform(TM), PAR's backoffice software, offers a back office application that includes such features  as labor  scheduling  and  inventory  management.  The  software  also supports in-store communications between terminals, remote printers and displays, and back office PCs through an Ethernet LAN. The Company's newest software application, insite(TM), is operational Decisionware for the entire enterprise and provides automation of management reporting and process integration. The Company's other POS software, GT, is the most widely used software in the quick service restaurant industry, installed in 20,000 restaurants in 90 countries worldwide. The features and functions of GT are extensive and integrate a high degree of flexibility for the routing and display of orders in real-time and for the design and integration of the Company's display data-entry terminals.

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

     Systems Integration and Professional Services. The Company utilizes its systems integration and engineering expertise in developing functions and interfaces for its restaurant technology products to meet diverse customer requirements. The Company works closely with its customers to identify and accommodate the latest developments in restaurant technology by developing interfaces to equipment, including innovations such as automated cooking and drink dispensing devices, customer-activated terminals and order display units located inside and outside of the restaurant. The Company provides systems integration to interface specialized components, such as television monitors, coin dispensers and non-volatile memory for journalizing transaction data, as may be required in some international applications. Through its Professional Services organization, the Company also integrates the restaurant manager's back office computer, as well as corporate home office computers, as management information requirements dictate.

Manufacturing/Warehousing Transaction Processing Systems

     The Company's manufacturing/warehousing automated data collection business provides enabling and applications software and systems integration services to a diverse customer base that includes: process manufacturing; discrete manufacturing; gaming industry; and warehousing end users through distributed enterprise networks. The Company's primary industrial product offering is its Transaction Processing System data collection enabling software package (available for both Windows NT and IBM OS/2. The Transaction Processing System product is an open platform, middleware application that provides connectivity across multiple non-compatible host computers, including those manufactured by International Business Machines Corporation, Hewlett-Packard Company, and Digital Equipment Corporation. PAR's Transaction Processing System software also provides connectivity among diverse MRP II, MES, and ERP programs (such as SAP, J.D. Edwards and PRISM) and fixed-base and handheld RF data collection terminals, including those sold by Intermec Corporation, Percon, Inc., Symbol Technologies, Inc. and Telxon Corporation.

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

     PAR has also partnered with Compaq Computer Corp. to provide a business solution that integrates radio-frequency and fixed-base data collection into the SAP R/3 ERP package. PAR is the first company in North America to be CA-ADC (Cross Application-Automated Data Collection) certified for the most current SAP R/3 release, 4.0B. This certification includes a demonstrated interface to three widely used SAP modules - Material Management, Human Resources, and Warehouse Management - as well as extensive demonstrated used of the ALE (application link enabling) interface.

     The Company offers professional services for implementing data collection hardware and its software for its clients. PAR's team of systems engineers, application developers, and product support personnel have experience in providing optimal system integration solutions, and work closely with customer personnel to define requirements, identify solutions, and implement solutions based on the customer's needs. PAR's services include site surveys, radio frequency surveys, project management, LAN support services, installation and training.

Installation and Training

     In the U.S., Canada, Europe, South Africa, Australia and Asia, PAR personnel provide installation, training, and integration services, on a fixed-fee basis, as a normal part of the equipment purchase agreement. In certain areas of North America, Europe and Asia, the Company provides these integration services through third parties.

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

     Manufacturing/Warehousing Systems. The Company's direct sales efforts in the manufacturing/warehousing automated data collection market is generally focused on the highest level of the customer's executive management. Substantial lead time is required in sales efforts due to the fact that automation equipment is normally fitted into the manufacturing or warehousing environment as a plant is constructed. The Company has also entered into strategic marketing relationships with several companies, including Intermec Corporation, Telxon Corporation, Symbol Technologies, Inc., and Intelligent Instrumentation Co. PAR has also partnered with Compaq Computer Corp. to provide software products that target the rapidly growing SAP marketplace.

Competition

     Competition in the transaction processing market is based primarily on functionality, reliability, quality, performance, price of products, and service and support. The Company believes that its principal competitive advantages include its focus on a total integrated solution offering, its advanced development capabilities, its industry knowledge and experience, product reliability, its direct sales force, the quality of its support and quick service response, and, to a lesser extent, price. The markets in which the Company competes are highly competitive. There are currently several suppliers who offer some form of sophisticated restaurant technology system similar to the Company's. The Company competes with other vendors of technology systems and the internal efforts of its current or prospective customers. Major competitors include Panasonic, International Business Machines Corporation, Radiant Systems, Inc., NCR, Micros Systems Inc. and Javelin Systems, Inc. The Company believes that the manufacturing/warehousing data collection market is highly fragmented.

Backlog

     At December 31, 1998, the Company's backlog of unfilled orders for the Transaction Processing segment was approximately $13,100,000 compared to $6,159,000 a year ago. Most of the present orders will be delivered in 1999. Transaction Processing segment orders are generally of a short-term nature and are usually booked and shipped in the same fiscal year.

Research and Development

     The highly technical nature of the Company's transaction processing products requires a significant and continuous research and development effort. Research and development expenses on internally funded projects were approximately $5,526,000 in 1998, $3,854,000 in 1997 and $3,464,000 in 1996. See
Note 1 to the Consolidated Financial Statements incorporated herein by reference for discussion on Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.

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

     The Company's scientists have also developed sensor concepts and algorithms to address the difficult problem of detecting low-contrast targets against cluttered background (e.g., finding a cruise missile or fighter aircraft against a terrain background). Through key contracts from the Defense Advanced Projects Research Agency (DARPA), the U.S. Army and the U.S. Navy, the Company is creating data analysis systems for multi-hyperspectral sensors.

Environmental/Geographical Information System (GIS)

     Environmental/GIS provides integrated, GIS-based environmental modeling and mapping in support of flood plain and water quality applications. In particular, the company's Flood*Ware(TM) software tool and methodology is employed in New York State, in support of Federal Emergency Management Agency's flood map modernization initiative. Also, similar software tools and data integration techniques are used in support of water quality modeling and mapping applications for the Northeast U.S. regional clients. Under a series of contracts and task orders sponsored by various DoD agencies, this group provides engineering services in the areas of digital terrain data evaluations, software prototyping, software reuse and digital graphic exchange standards.

Information Systems and Technology (IS&T)

     IS&T researches, develops and applies advanced technology solutions addressing specific problems in the area of multi-sensor information processing and exploitation. This includes the development and integration of algorithms, advanced prototype applications, and systems that process and exploit imagery, Electro-Optical/Infrared, radar, video, and multi-hyperspectral data. IS&T is the system integrator for the Image Exploitation 2000 facility at the Air Force Research Laboratory-Rome Research Site; a key developer of the National Imagery and Mapping Agency's Image Product Library that provides access to a "virtual" network of archives/libraries in support of the operational needs to a "virtual" network of archives/libraries in support of the operational needs of tactical users for imagery, imagery products; and supports the full-scale development and evolving advanced technology solutions/products improvements for Joint STARS as a principal member of the Northrop Grumman team.

Logistics Management Systems (LMS)

     LMS is focused on the design and development of the Cargo*Mate(TM) Logistics Information Management Systems (LIMS), a solution for the monitoring of transport assets and cargo throughout the intermodal (i.e., highway, rail, air, and ocean) transportation lifecycle. The Cargo*Mate system is being developed under a Cooperative Agreement with the U.S. Department of Transportation/Federal Highway Administration, which resulted from funds specifically authorized by Congress in 1998 for Cargo*Mate. The system will utilize "intelligent" Radio Frequency Identification (RFID) tags and advanced sensor technology to acquire asset/cargo location and status data; wireless communication networks to consolidate and transmit the data to the PAR Operations Center; and software applications to the Operations Center to custom-format the data for each customer within the logistics supply chain.

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

Software Test and Validation

     The Company supports the Joint STARS program, in the area of software verification and validation, with Company engineers embedded in the customers test organization for formal qualification of the entire Joint STARS suite. The Company participates in all phases of the test process, from initial analysis to government acceptance. The ability to provide a wide range of software technology is particularly important during a period when almost all engineering efforts require the application of complex software and hardware in support of a given task.

Facility Management

     In 1998, the Company received a contract from Oneida County to maintain and operate the airfield and related facilities at the former Griffiss Air Force Base in Rome, NY. The Company is involved in assisting the conversion of this former military airfield to private commercial use. Also, in 1998, the Company began performance of a prime contract to support the U.S. Navy at the Naval Radio Transmitting Facility in Dixon, CA. The Company had previously provided support to this facility as a subcontractor. The Company's staff provides a wide range of operational services in support of this critical Naval facility.

Advanced Research and Development

     The Company supports numerous technology demonstrations for the DoD, including the Discriminating Interceptor Technology Program (DITP), dedicated to national and theater ballistic missile defense. The Company supports the development of sensor and fusion processor systems programs for the DITP. The Company also supports Navy airborne infrared surveillance systems through the development of advanced optical sensors. Technology efforts include optical materials characterization, laser design and analysis, image and signal processing, optical pointing and stabilization, and aircraft systems integration.

Government Contracts

     The Company performs work for U.S. Government agencies under firm fixed-price, cost-plus fixed fee, time-and-material, and incentive-type prime contracts and subcontracts. Most of its contracts are for one-year to five-year terms. The Company also has been awarded Task Order/Support contracts.

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

     Additionally, the Defense Contract Audit Agency on a regular basis audits the books and records of the Company. Such audits can result in adjustments to contract costs and fees. Audits have been completed through the Company's fiscal year 1996 and have not resulted in any material adjustments.

Marketing and Competition

     Primarily senior- and middle management and technical staff members conduct the Company's marketing activities in the Government sector. Marketing begins with collecting information from a variety of sources concerning the present and future requirements of the Government and other potential customers for the types of technical expertise provided by the Company. A proven approach is for the Company to enter into teaming arrangements with other contractors. Teaming arrangements allow the contractors to complement the unique capabilities of each other and to offer the Government the best combination of capabilities to achieve the performance, cost, and delivery schedule desired for the system being procured. Structuring the right teaming arrangement can significantly enhance a contractor's competitive position. Some of the contractors that the Company has previously, or is presently, teamed with are AAI, GDE, Harris, Lockheed-Martin, Northrop Grumman, GTE, and TASC.

     Although the Company believes it is positioned well in its chosen areas of image and signal processing, telecommunications and engineering services, competition for Government contracts is intense. Many of the Company's competitors are, or are controlled by, companies such as Lockheed-Martin, Raytheon, Litton-PRC, SAIC and Hughes that are larger and have substantially greater financial resources. The Company also competes with many smaller companies that target particular segments of the Government market. Typically, seven or more companies will compete for each contract and, as previously discussed, PAR sometimes bids as part of a team with other companies. Contracts are obtained principally through competitive proposals in response to requests for bids from Government agencies and prime contractors. The principal competitive factors are past performance, the ability to perform, price, technological capabilities, management capabilities and service. In addition, the Company sometimes obtains contracts by submitting unsolicited proposals.

Backlog

     The dollar value of existing Government contracts at December 31, 1998, net of amounts relating to work performed to that date, was approximately $30,000,000, of which $5,700,000 was funded. At December 31, 1997, the comparable amount was approximately $21,500,000, of which $11,000,000 was funded. Funded represents amounts committed under contract by Government agencies and prime contractors. The December 31, 1998 Government contract backlog of $30,000,000 represents firm, existing contracts. Approximately $5,900,000 of this amount will be completed in calendar year 1999 as funding is committed.

                                 Vision Segment

     The Company's wholly owned subsidiary, PAR Vision Systems Corporation has developed the Qscan(R) Automatic On-Line X-Ray Inspection System. Qscan is the result of a five-year development by PAR, utilizing the company's considerable expertise in image processing gained through relationships with the United States Government. Qscan inspects filled and sealed containers for contaminants such as glass, metal (ferrous and nonferrous), stones, bone and other foreign objects. It can inspect glass jars, metal cans, boxes, foil or plastic pouches. A fully automated system, Qscan does not require any personnel during operation. If a contaminant is detected, the system automatically removes it from the production line, at line speeds. Qscan system's inspection algorithms have been tested extensively in the plant environment and have achieved probability of detection (P.O.D.) up to 99% with false reject rate (F.R.R.) under 1%.

     The Company currently utilizes a direct sales force to market Qscan(R). The Company also has created an international dealer network in Europe and Australia in order to address the wide geographical scope of the market.

     Company personnel provides installation and training as a normal part of the equipment purchase agreement. The Company also provides field service and twenty-four hour telephone support.

                                    Employees

     As of December 31, 1998, the Company had 930 employees, approximately 72% of whom are engaged in the Company's Transaction Processing segment, 20% are in the Government segment, and the remainder are in the Vision segment or are corporate employees.

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

Item 2:  Properties

     The  following  are the  principal  facilities  (by square  footage) of the
Company:

                          Industry                      Floor Area             Number of
    Location              Segment                 Principal Operations          Sq. Ft.
    --------              -------                 --------------------          -------

New Hartford, NY     Transaction Processing     Principal executive offices     146,000
                     Government                   manufacturing, research and
                     Vision                       development laboratories,
                                                  computing facilities
Boulder, CO          Transaction Processing     Service                          17,500
Rome, NY             Government                 Research and Development         15,500
Norcross, GA         Transaction Processing     Research and Development          9,200
Sydney, Australia    Transaction Processing     Sales and Service                 8,800
La Jolla, CA         Government                 Research and Development          8,400
Boca Raton           Transaction Processing     Research and Development          7,300
San Antonio, TX      Transaction Processing     Sales                             4,700


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

Item 4:  Submission of Matters to a Vote of Security Holders

     None

                                     PART II


Item 5: Market for the Registrant's Common Stock and Related Stockholder Matters

     The Company's Common Stock, par value $.02 per share, trades on the New York Stock Exchange (NYSE symbol - PTC). At December 31, 1998, there were approximately 821 owners of record of the Company's Common Stock, plus those owners whose stock certificates are held by brokers.

     The following table shows the high and low stock prices for the two years ended December 31, 1998 as reported by New York Stock Exchange:


                      1998               1997
                 ----------------  -----------------
   Period         Low      High     Low       High
   ------         ---      ----     ---       ----

First Quarter    6 9/16   9 3/8     9 7/8    14 3/4
Second Quarter   6        9 7/16    8 1/8    10 7/8
Third Quarter    5 1/8    7 15/16   8 1/8    10 7/16
Fourth Quarter   5 1/4    7 5/16    9 1/16   11 15/16


     The Company has not paid cash dividends on its common stock, and its Board of Directors presently intends to continue to retain earnings for reinvestment in growth opportunities for the Company. Accordingly, it is anticipated that no cash dividends will be paid in the foreseeable future.

Item 6:  Selected Financial Data


                 SELECTED CONSOLIDATED STATEMENT OF INCOME DATA
                    (In thousands, except per share amounts)


                                     Year ended December 31,
                    ----------------------------------------------------------
                       1998         1997        1996         1995       1994
                    ----------------------------------------------------------

Total revenues      $ 122,280    $ 100,020   $ 117,661    $ 107,394   $ 94,530
                    =========    =========   =========    =========   ========

Net income (loss)   $   1,262    $  (8,719)  $   5,947    $   4,658   $  3,661
                    =========    =========   =========    =========   ========

Diluted earnings
(loss) per share    $      .14   $    (.99)  $     .69    $     .58   $    .46
                    ==========   =========   =========    =========   ========


                    SELECTED CONSOLIDATED BALANCE SHEET DATA
                                 (In thousands)



                                         December 31,
                       -----------------------------------------------
                         1998      1997     1996      1995      1994
                       -----------------------------------------------

Working capital ....   $50,287   $53,382   $62,107   $42,976   $38,915
Total assets .......    93,426    83,204    86,758    68,073    60,642
Long-term debt .....      --        --        --        --        --
Shareholders' equity    62,826    63,417    72,602    53,132    48,645

Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis highlights items having a significant effect on operations during the three-year period ended December 31, 1998. It may not be indicative of future operations or earnings. It should be read in conjunction with the Consolidated Financial Statements and Notes thereto and other financial and statistical information appearing elsewhere in this report.

Results of Operations -- 1998 Compared to 1997

     The Company reported revenues of $122.3 million for the year ended 1998, an increase of 22% from the $100 million reported in 1997. Net income was $1.3 million or diluted earnings per share of $.14 for 1998. This compares to a net loss of $8.7 million or a diluted loss per share of $.99 for 1997.

     The 1998 results include an after tax benefit of $645,000, or $.07 diluted earnings per share relating to the partial recovery of accounts receivable from Phoenix Systems & Technologies, Inc. (Phoenix). The 1997 year end results included non-recurring after tax charges of $2.3 million or a $.26 diluted loss per share relating to receivables from Phoenix and to the Company's Vision business. See Note 2 to the Consolidated Financial Statements for further discussion. The 1997 results also included an after tax charge of $2 million or a $.22 diluted loss per share relating to receivables from the Company's Government segment and product, and inventory charges relating to the Restaurant segment.

     Product revenues were $66.9 million in 1998, an increase of 42% from the $47 million recorded in 1997. This growth was led by increased domestic sales to McDonald's Corporation. The Company's POS 4 hardware products have been approved and accepted by this major customer and meet the POS requirements of their "Made for You" initiative. Higher sales to Chick-fil-A and Pizza Hut franchisees also contributed to this increase. The Company also recorded a 10% increase in international product revenue with growth recorded in the Europe, South America and the Middle East, where the Company's major customers include McDonald's, Tricon, Burger King and Wendy's. The increase was partially offset by lower domestic sales to Burger King as the Company completed delivery of POS systems in 1997 under its corporate contract with this customer.

     Customer service revenues were $31.4 million in 1998, an increase of 13% from the $27.8 million in 1997. The Company's service offerings include installation, twenty-four hour help desk support and various field and on-site service options. In 1998, the Company increased its installation revenue, which is directly related to the higher product revenue discussed above. The Company also recorded increases in field service and call center revenues as its customer base expands.

     Contract revenues were $24.1 million in 1998, a decrease of 4% when compared to the $25.2 million recorded in the same period in 1997. This decrease was due to certain contract delays relating to software development and integration. In addition, the Company completed a major airfield management contract in the third quarter of 1998. This decrease was partially offset by growth in the Company's efforts in the Joint STARS Program as a subcontractor to Northrup Grumman and the recently awarded $9 million multi-year contract for our Cargo*Mate identification and monitoring system from the Department of Transportation.

     Product margins were 32% for 1998 compared to 29% for the same period in 1997. This improvement was due to favorable product mix, particularly in the fourth quarter of 1998 as the software content of product revenue increased in both the restaurant and manufacturing/warehouse businesses. Additionally, 1997 included new product start up costs and a higher level of obsolescence on older product lines.

     Customer service margins were 9% in 1998 compared to 10% for the same period in 1997. The decline in margin is primarily due to an increase in personnel as the Company is upgrading its integration and service capabilities. The Company is completing several new service initiatives including expansion of its full service and help desk capabilities. This coupled with the installation of a new service management system, will result in lower costs and improved customer satisfaction in the future.

     Contract margins were 9% in 1998 compared to 5% for the same period in 1997. This increase is primarily due to a retroactive fee adjustment in connection with the completion of certain contracts in 1998 and will not be a continuing trend. Margins on the Company's government contract business typically run between 5% and 6%.

     Selling, general and administrative expenses were $20 million in 1998 versus $23 million for the same period in 1997, a decrease of 14%. This decrease is primarily due to a higher provision for bad debts in 1997 related to the Company's government business. Additionally in 1998, the Company reduced its investment in its Corneal Topography (CTS) business. These declines were partially offset by higher POS sales and marketing expenses, including increased sales commission as a result of the increase in product sales.

     Research and development expenses were $6 million in 1998, an increase of 15% from the $5.3 million recorded for the same period in 1997. The Company is actively increasing its investment in POS software development, including applications for the front and back of the store and for interfacing store information to the home office. The Company's manufacturing/warehousing business is investing in software products for interface with SAP enterprise solutions. Partially offsetting the increase was the reduction in the CTS business discussed above. Research and development costs attributable to government contracts are included in cost of contract revenues.

     Other income, net increased primarily as a result of more favorable foreign currency transactions during the year. Interest expense represents interest charged on the Company's short-term borrowing requirements from banks.

     In 1998, the Company's effective tax rate was 31.8%. The variance from the statutory rate was primarily due to favorable adjustments to prior years accruals and the benefit recognized on the Company's foreign sales through its Foreign Sales Corporation.

Results of Operations -- 1997 Compared to 1996

     PAR Technology Corporation reported a diluted loss per share of $.99 for the year ended December 31, 1997, compared to diluted earnings per share of $.69 for the year ended December 31, 1996. The Company reported a net loss of $8.7 million in 1997 compared to net income of $5.9 million for 1996. Revenues for 1997 were $100 million versus $117.7 million for 1996, a decrease of 15%.

     The 1997 results include an after tax charge of $1.7 million, or $.19 diluted loss per share, relating to a receivable from Phoenix Systems & Technologies, Inc. (Phoenix). This arises primarily from accounts receivable due Rome Research Corporation (RRC), a wholly owned subsidiary of PAR, from Phoenix. Phoenix was in arrears on significant amounts owed to RRC as a result of a subcontractor relationship. See Note 2 to the Consolidated Financial Statements for further discussion.

     The 1997 results also include an after tax charge of $580,000, or $.07 diluted loss per share, pertaining to the Corneal Topography (CTS) business. This charge involves obsolete CTS inventory due to the development of a new product.

     Product revenues were $47 million for 1997, a 26% decrease from the $63.1 million recorded in 1996. The decrease was primarily due to reduced sales of the Company's restaurant products. In 1997, the Company was in transition due to delays in the release and stabilization of its new hardware and software products and the restructuring of its direct sales force. Also contributing to this revenue decline was lower sales to Taco Bell and Whataburger due to the completion, by PAR, of these customer's requirements in 1996. Partially offsetting this decline was sales of the Company's new POS 4 hardware to Burger King under the Company's contract with this customer. Another significant event in 1997 was the certification by McDonald's of the Company's new POS 4 hardware system. The Company also continued to expand its international presence in 1997 with sales of its POS systems to several new countries and has its systems installed in 90 countries.

     Service revenues decreased 8% to $27.8 million in 1997 compared to $30.1 million for 1996. This decrease was due to a certain integration project requested by a customer in 1996 with no similar project in 1997. The decline is also due to lower installation revenue directly related to the decrease in product revenues discussed above. This decline was partially offset by the expansion of the Taco Bell service integration contract. Under this agreement, the Company is responsible for servicing all Taco Bell restaurant and back office systems, and performing Help Desk and on-site support activities.

     Contract revenues were $25.2 million for 1997, an increase of 3% from the $24.4 million reported in 1996. The Company experienced modest growth in the areas of engineering services and software development and integration. The most significant element of this growth continued to be related to the Company's Griffiss Minimum Essential Airfield Contract. Also contributing to this growth was a $5 million contract awarded in 1997 under the U.S. Air Force's Image Product Library Program. This program provides imagery and imagery product archives in support of tactical users.

     Gross margin on product revenues was 29% compared to 41% in 1996. The decline in margins was primarily due to product mix as the 1997 Burger King sales included only the Company's hardware products. Additionally, certain start up costs for the Company's new products and a higher level of obsolescence on older product lines contributed to the margin decline.

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

     Selling, general and administrative expenses were $23 million in 1997, an increase of 28% from the $18 million recorded in 1996. Included in 1997 expenses is a charge of $1.8 million relating to receivables of the Company's government business. The largest of these receivables relates to a developmental and marketing relationship with a third party wherein the Company undertook certain development activities for which it was not paid. The Company also increased its investment in its worldwide POS sales and marketing force and recorded a higher provision for bad debts in 1997 than in 1996. Additionally, the Company increased its contribution to the deferred profit sharing retirement plan in 1997 compared to 1996.

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

Liquidity and Capital Resources

     The Company's primary source of liquidity has been from operations. Cash used in operating activities was $3.6 million in 1998, compared to $1.6 million in 1997. In 1998, the Company experienced an increase in accounts receivable due to the growth in product revenues. This was partially offset by the receipt of a $2.5 million federal tax refund pertaining to utilization of 1997's net operating loss. In 1997, the Company experienced significant collections of accounts receivable due to the volume of sales generated in the fourth quarter of 1996. This was partially offset by the build up of restaurant and service inventory in anticipation of future sales orders and service requirements.

     Cash used in investing activities was $4.3 million for 1998 compared to $3 million in 1997. In 1998, capital expenditures were primarily for upgrades to the Company's customer service center and for manufacturing equipment. In 1997, capital expenditures were primarily for upgrades to the manufacturing facility.

     Cash provided from financing activities was $5.2 million for 1998 versus $159,000 in 1997. In 1998, the Company increased its net borrowings under its line-of-credit agreements by $7.2 million. Additionally the Company received $176,000 from the exercise of an employee stock option. These activities were partially offset by the acquisition of 362,400 shares of treasury stock at a cost of $2.2 million. In 1997, the Company paid $163,000 to repurchase some of its stock and received $312,000 from the exercise of employee stock options.

     The Company has line-of-credit agreements, which aggregate $30 million with certain banks, of which $7.4 million was outstanding at December 31, 1998. The Company believes that it has adequate financial resources to meet its future liquidity and capital requirements.

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

     The Company is currently in Phase 4 of its program and anticipates completion of this phase by the third quarter of 1999. The Company has established a site on its web page dedicated to Year 2000 Readiness Disclosure. This site is a culmination of Company product analysis and testing results, and can be found at http://www.partech.com/.

     The Company has undergone a review of its internal systems including those which support manufacturing, financial, and general business operations. As a result, the Company has identified some systems which require upgrades to be Year 2000 ready, including certain business software applications. The business application upgrades are in progress, and are accommodated by existing software maintenance contracts with outside providers. The Company anticipates that it will complete its review of its internal systems and expects that all necessary upgrades to ensure Year 2000 compliance will be completed by the second quarter of 1999.

     The Company's analysis to date of key third parties has not revealed any issues which would prevent them from continuing to provide products and services through the Year 2000 transition. Such analysis has included telephone and written inquiries to third parties. As the assessment continues, the Company will determine its vulnerability and establish contingency plans where required and possible. The Company expects any such contingency plans to be developed by the second quarter of 1999. The Company estimates the cost of resolving Year 2000 issues will be approximately $1,050,000 of which $150,000 has been expensed in 1998. This will be funded by existing financial resources. The costs to date associated with the Year 2000 effort represent a reallocation of existing Company resources. However failure, delays or increased costs experienced by the Company could have a material adverse effect on the Company's results of operations or financial condition. Additionally the Company cannot guarantee that third parties, upon which the Company relies, will be able to adequately assess and address their Year 2000 compliance issues in a timely manner, the effects of which may also have an adverse impact on the Company's results of operations. As a consequence, the Company can give no assurances that issues related to Year 2000 will not have a material adverse effect on future results of operations or financial condition.

Other Matters

     Inflation had little effect on revenues and related costs during 1998. Management anticipates that margins will be maintained at acceptable levels to minimize the effects of inflation, if any.

     The Company has total interest bearing short-term debt of approximately $7.4 million. Management believes that increases in short-term rates could have an adverse effect on the Company's 1999 results.

     Management believes that foreign currency fluctuations should not have a significant impact on gross margins due to the low volume of business affected by foreign currencies.

Important Factors Regarding Future Results

     Information provided by the Company, including information contained in this Annual Report, or by its spokespersons from time to time may contain forward-looking statements. Forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements involve risks and uncertainties, including without limitation, further delays in new product introduction, risks in technology development and commercialization, risks in product development and market acceptance of and demand for the Company's products, risks of downturns in economic conditions generally, and in the quick service sector of the restaurant market specifically, risks of intellectual property rights associated with competition and competitive pricing pressures, risks associated with foreign sales and high customer concentration, Year 2000 compliance risks and other risks detailed in the Company's filings with the Securities and Exchange Commission.

Item 8: Financial Statements and Supplementary Data

     The Company's 1998 Financial Statements, together with the report thereon of PricewaterhouseCoopers LLP dated February 4, 1999, are included elsewhere herein. See Item 14 for a list of Financial Statements and Financial Statement Schedules.

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                    PART III


Item 10: Directors, Executive Officers and Other Significant Employees of the Registrant

The directors and executive officers of the Company and their respective ages and positions are:

           Name                          Age                  Position
           ----                          ---                  --------

Dr. John W. Sammon, Jr ............      59      Chairman of the Board, President and
                                                 Director

Charles A. Constantino ............      59      Executive Vice President and Director

J. Whitney Haney ..................      64      Director

Sangwoo Ahn .......................      60      Director

Dr. James C. Castle ...............      62      Director

Albert Lane, Jr ...................      57      President, PAR Government Systems
                                                 Corporation and Rome Research Corporation

Ronald J. Casciano ................      45      Vice President, C.F.O. and Treasurer


Other senior officers and significant employees of the Company and their respective ages and positions are:

           Name                          Age                  Position
           ----                          ---                  --------

Raymond E. Barnes                        49      Vice President, Systems Development,
                                                 ParTech, Inc.

Brian J. Bluff ....................      36      Vice President, Logistics Management Systems,
                                                 PAR Government Systems Corporation

Edward Bohling ....................      39      Vice President, Information Systems and
                                                 Technology, PAR Government Systems
                                                 Corporation

Gregory T. Cortese ................      49      Vice President, Law and Strategic Development,
                                                 General Counsel and Secretary

           Name                          Age                  Position
           ----                          ---                  --------

Donald A. England .................      47      Vice President, Worldwide Sales,
                                                 ParTech, Inc.

William J. Francis ................      47      Vice President, Customer Service,
                                                 ParTech, Inc.

Michael Gutshick ..................      47      Vice President, McDonald's Account
                                                 ParTech, Inc.

Sam Y. Hua ........................      37      Vice President and Chief Technical Officer,
                                                 ParTech, Inc.

C. John Kiehm, Jr. ................      50      President, PAR Vision Systems Corporation

F. Tibertus Lenz ..................      48      Vice President, Manufacturing/Warehousing
                                                 Systems, ParTech, Inc.

Fred A. Matrulli ..................      53      Vice President, Operations/Logistics
                                                 Management Systems, PAR Government
                                                 Systems Corporation

Roger P. McReynolds ...............      54      Vice President, Operations, ParTech, Inc.

Victor Melnikow ...................      41      Vice President, Finance, Rome Research
                                                 Corporation

E. John Mohler ....................      55      Vice President, Marketing/Logistic
                                                 Management Systems, PAR Government
                                                 Systems Corporation

Jerry F. Weimar ...................      42      Vice President, Professional Services
                                                 ParTech, Inc.

Douglas C. White ..................      46      Vice President, Programs Rome Research
                                                 Corporation

Ben F. Williams ...................      57      Vice President, Business Development,
                                                 PAR Technology Corporation

William J. Williams ...............      37      Vice President, Manufacturing, ParTech, Inc.

Alexander J. Zanon ................      60      Senior Vice President Operations,
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

     Mr. Albert Lane, Jr. was appointed to President, Rome Research Corporation Corporation in 1988. He was additionally appointed President of PAR Government Systems Corporation in 1997.

     Mr. Raymond E. Barnes was promoted to Vice President, Systems Development of ParTech, Inc. in 1998. Prior to this position, he was the Director of Next Generation Hardware and Software.

     Mr. Brian J. Bluff was promoted to Vice President of Logistics Management Systems in 1998 of PAR Government Systems Corporation. Previously, Mr. Bluff was Vice President of Business Development of Rome Research Corporation.

     Mr. Edward Bohling was promoted to Vice President, Information Systems and Technology of PAR Government Systems Corporation in 1998. Previously, he was Director of Special Projects.

     Mr. Ronald J. Casciano, CPA, was promoted to Vice President, C.F.O., Treasurer in June, 1995. Mr. Casciano had been Vice President and Treasurer since 1994.

     Mr. Gregory T. Cortese was named Vice President, Law and Strategic Development in 1998. Previously, he was the Vice President, Business and Legal Affairs.

     Mr. Donald A. England was promoted to Vice President, Worldwide Sales of ParTech, Inc. in 1997. Previously, he was the Vice President of National Accounts.

     Mr. William J. Francis was promoted to Vice President, Customer Service of ParTech, Inc. in 1998. Previously he was the Vice President, Finance and Operations.

     Mr. Michael Gutschick was promoted to Vice President, McDonald's Account of ParTech, Inc. in 1997. Previously, he was an Account Manager with the Company.

     Mr. Sam Y. Hua was promoted to Vice President and Chief Technical Officer in 1998. He joined the Company in 1997 as Vice President of Product Planning. He previously was President of ISSI Corporation.

     Mr. C. John Kiehm, Jr. was appointed President of PAR Vision Systems Corporation in 1997. Previously, he had been Sales Manager.

     Mr.    F.    Tibertus    Lenz    was    promoted    to   Vice    President,
Manufacturing/Warehousing Systems, ParTech, Inc. in 1989.

     Mr. Fred A. Matrulli was named Vice President, Operations/Logistics Management Systems, PAR Government Systems Corporation in 1998. Previously, he was Vice President, Operations of PAR Visions Systems Corporation.

     Mr. Roger P. McReynolds was promoted in 1998 to Vice President, Operations of ParTech, Inc. Previously, he held the position of Director of Total Quality Management.

     Mr. Victor Melnikow was promoted to Vice President, Finance of Rome Research Corporation in July, 1995. Previously, he held the position of Controller.

     Mr. E. John Mohler was promoted to Vice President, Marketing/Logistics Management Systems in 1997. He joined the Company in 1994 as Vice President, Telecommunications Programs for PAR Government Systems Corporation. Prior to this, he was a self-employed consultant.

     Mr. Jerry F. Weimar was promoted to Vice President, Professional Services of ParTech, Inc. in 1998. He joined PAR in 1997 as a Senior Technical Staff. Previously, Mr. Weimar was a partner with Questra Consulting.

     Mr.  Douglas C. White was  promoted  to Vice  President,  Programs  of Rome
Research Corporation in 1998. Previously, Mr. White had been Director of Strategic Planning.

     Mr. Ben F. Williams was appointed Vice President, Business Development in 1986.

     Mr. William J. Williams was promoted to Vice President, Manufacturing of ParTech, Inc. in February 1998. Prior to this position, Mr. Williams was the Vice President, Operations.

     Mr. Alexander J. Zanon was promoted to Senior Vice President, Operations of PAR Government Systems Corporation in 1986.

Item 11: Executive Compensation

     The information required by this item will appear under the caption "Executive Compensation" in the Company's 1998 definitive proxy statement for the annual meeting of stockholders on May 20, 1999 and is incorporated herein by reference.


Item 12: Security Ownership Of Certain Beneficial Owners

     The information required by this item will appear under the caption "Security Ownership Of Management And Certain Beneficial Owners" in the Company's 1998 definitive proxy statement for the annual meeting of stockholders on May 20, 1999 and is incorporated herein by reference.



Item 13: Certain Relationships and Related Transactions

     The information required by this item will appear under the caption "Executive Compensation" in the Company's 1998 definitive proxy statement for the annual meeting of stockholders on May 20, 1999 and is incorporated herein by reference.

                                     PART IV

Item 14:  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)    Documents filed as a part of the Form 10-K

       (1) Financial Statements:

              Report of Independent Accountants

              Consolidated Balance Sheet at December 31, 1998 and 1997

              Consolidated Statement of Income for the three years ended December 31, 1998

              Consolidated Statement of Comprehensive Income for the three years ended December 31, 1998

              Consolidated Statement of Changes in Shareholders' Equity for the three years ended December 31, 1998

              Consolidated Statement of Cash Flows for the three years ended December 31, 1998

              Notes to Consolidated Financial Statements

       (2)    Financial Statement Schedules:
              Valuation and Qualifying Accounts and Reserves (Schedule II)

(b)    Reports on Form 8-K
       None

(c)    Exhibits
       See list of exhibits on page 56

(d)    Financial statement schedules
       See (a)(2) above.

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and
Shareholders of PAR Technology Corporation


In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a) (1) and (2) on page 33 of the Annual Report on Form 10-K present fairly, in all material respects, the financial position of PAR Technology Corporation and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PRICEWATERHOUSECOOPERS LLP

Syracuse, New York
February 4, 1999


CONSOLIDATED BALANCE SHEET
(In Thousands Except Share Amounts)                   December 31,
                                                ---------------------
                                                   1998        1997
                                                ---------   ---------

Assets
Current Assets:
     Cash ...................................   $  1,298    $  3,977
     Accounts receivable-net (Note 3) .......     47,137      29,938
     Inventories (Note 4) ...................     27,260      31,168
     Income tax refund claims ...............       --           214
     Deferred income taxes (Note 8) .........      3,208       5,876
     Other current assets ...................      1,367       1,340
                                                --------    --------
         Total current assets ...............     80,270      72,513

Property, plant and equipment - net (Note 5)       8,465       7,013
Other assets ................................      4,691       3,678
                                                --------    --------
                                                $ 93,426    $ 83,204
                                                ========    ========
Liabilities and Shareholders' Equity
Current Liabilities:
     Notes payable (Note 6) .................   $  7,387    $    195
     Accounts payable .......................      9,789       8,664
     Accrued salaries and benefits ..........      4,731       3,804
     Accrued expenses .......................      3,427       3,444
     Income taxes payable ...................        273        --
     Deferred service revenue ...............      4,376       3,024
                                                --------    --------
         Total current liabilities ..........     29,983      19,131
                                                --------    --------
Deferred income taxes (Note 8) ..............        617         656
                                                --------    --------

Shareholders' Equity (Note 7):
     Common stock, $.02 par value,
       19,000,000 shares authorized;
        9,513,571 and 9,466,771 shares issued
        8,548,665 and 8,864,265 outstanding .        190         189
     Preferred stock, $.02 par value,
       1,000,000 shares authorized ..........       --          --
     Capital in excess of par value .........     28,050      27,875
     Retained earnings ......................     40,222      38,960
     Accumulative comprehensive income ......       (547)       (682)
     Treasury stock, at cost, 964,906 and
       602,506 shares .......................     (5,089)     (2,925)
                                                --------    --------
         Total shareholders' equity .........     62,826      63,417
                                                --------    --------
Contingent liabilities (Note 10)
                                                --------    --------
                                                $ 93,426    $ 83,204
                                                ========    ========

The Accompanying Notes are an Integral Part of the Financial Statements

CONSOLIDATED STATEMENT OF INCOME
(In Thousands Except Per Share Amounts)                Year ended December 31,
                                                ------------------------------------
                                                    1998        1997          1996
                                                ------------------------------------

Net revenues:
     Product ................................   $  66,854    $  47,019    $  63,134
     Service ................................      31,357       27,833       30,124
     Contract ...............................      24,069       25,168       24,403
                                                ---------    ---------    ---------
                                                  122,280      100,020      117,661
                                                ---------    ---------    ---------
Costs of sales:
     Product ................................      45,446       33,267       37,407
     Service ................................      28,518       24,948       25,979
     Contract ...............................      21,892       23,884       23,093
                                                ---------    ---------    ---------
                                                   95,856       82,099       86,479
                                                ---------    ---------    ---------

           Gross margin .....................      26,424       17,921       31,182
                                                ---------    ---------    ---------
Operating expenses:
     Selling, general and administrative ....      19,955       23,122       18,044
     Research and development ...............       6,040        5,265        5,005
     Non-recurring charges (Note 2) .........      (1,016)       3,535         --
                                                ---------    ---------    ---------
                                                   24,979       31,922       23,049
                                                ---------    ---------    ---------
Income (loss) from operations ...............       1,445      (14,001)       8,133
Other income, net ...........................         529          333          678
Interest expense ............................        (124)        --           --
                                                ---------    ---------    ---------

Income (loss) before provision for
  income taxes ..............................       1,850      (13,668)       8,811
Provision (benefit) for income taxes (Note 8)         588       (4,949)       2,864
                                                ---------    ---------    ---------
Net income (loss) ...........................   $   1,262    $  (8,719)   $   5,947
                                                =========    =========    =========
Earnings (loss) per share
     Diluted ................................   $     .14    $    (.99)   $     .69
                                                =========    =========    =========
     Basic ..................................   $     .14    $    (.99)   $     .72
                                                =========    =========    =========
Weighted average shares outstanding
     Diluted ................................       8,954        8,846        8,643
                                                =========    =========    =========
     Basic ..................................       8,819        8,846        8,238
                                                =========    =========    =========

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
 (In Thousands)
                                                       Year ended December 31,
                                                ------------------------------------
                                                    1998        1997          1996
                                                ------------------------------------
Net income (loss) ............................  $   1,262    $ (8,719)    $   5,947
Other comprehensive income (loss), net of tax:
     Foreign currency translation adjustments         135        (615)          100
                                                ---------    --------     ---------
Comprehensive income (loss) ..................  $   1,397    $ (9,334)    $   6,047
                                                =========    ========     =========


The Accompanying Notes are an Integral Part of the Financial Statements


                         CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY


                                                           Capital in           Accumulated
                                           Common Stock     excess of  Retained Comprehensive  Treasury Stock
(In Thousands)                          Shares      Amount  Par Value  Earnings    Income     Shares     Amount
                                        ------      ------  ---------  --------    ------     ------     ------

Balance at
   December 31, 1995 ...............     9,113    $   182    $13,664   $41,732   $  (167)    (1,431)   $(2,279)
Net income .........................     5,947
Issuance of common stock ...........    11,748        975      1,554
Issuance of common stock upon the
  exercise of stock options (Note 7)       304          6      2,152
Translation adjustments ............       100
Acquisition of treasury stock ......      (134)    (2,037)
                                       -------    -------    -------   -------   -------    -------    -------
Balance at
   December 31, 1996 ...............     9,417        188     27,564    47,679       (67)      (590)    (2,762)
Net loss ...........................    (8,719)
Issuance of common stock upon the
  exercise of stock options (Note 7)        50          1        311
Translation adjustments ............      (615)
Acquisition of treasury stock ......       (13)      (163)
                                       -------    -------    -------   -------   -------    -------    -------
Balance at
   December 31, 1997 ...............     9,467        189     27,875    38,960      (682)      (603)    (2,925)
Net income .........................     1,262
Issuance of common stock upon the
  exercise of stock options (Note 7)        47          1        175
Translation adjustments ............       135
Acquisition of treasury stock ......      (362)    (2,164)
                                       -------    -------    -------   -------   -------    -------    -------
Balance at
   December 31, 1998 ...............     9,514    $   190    $28,050   $40,222   $  (547)      (965)   $(5,089)
                                       =======    =======    =======   =======   =======    =======    =======


The Accompanying Notes are an Integral Part of the Financial Statements



CONSOLIDATED STATEMENT OF CASH FLOWS
(In Thousands)                                             Year ended December 31,
                                                      ---------------------------------
                                                         1998        1997        1996
                                                      ---------   ---------   ---------
Cash flows from operating activities:
     Net income (loss) ............................   $  1,262    $ (8,719)   $  5,947
         Adjustments to reconcile net income to net
           cash provided by operating activities:
              Depreciation and amortization .......      2,405       2,282       2,342
              Provision for obsolete inventory ....      3,162       4,595       2,143
              Translation adjustments .............        135        (615)        100
         Increase (decrease) from changes in:
              Accounts receivable-net .............    (17,199)     12,397      (5,861)
              Inventories .........................        746     (13,775)     (6,330)
              Income tax refund claims ............        214           8        (222)
              Other current assets ................        (27)        (79)       (171)
              Other assets ........................       (605)      1,487        (371)
              Accounts payable ....................      1,125       3,537         202
              Accrued salaries and benefits .......        927       1,054      (1,436)
              Accrued expenses ....................        (17)        561       1,349
              Deferred service revenue ............      1,352         783          27
              Income taxes payable ................        273        --        (1,005)
              Deferred income taxes ...............      2,629      (5,094)        386
                                                      --------    --------    --------
Net cash used by operating activities .............     (3,618)     (1,578)     (2,900)
                                                      --------    --------    --------
Cash flows from investing activities:
     Capital expenditures .........................     (3,177)     (1,520)     (1,302)
     Capitalization of software costs .............     (1,088)     (1,475)     (1,187)
                                                      --------    --------    --------
Net cash used in investing activities .............     (4,265)     (2,995)     (2,489)
                                                      --------    --------    --------
Cash flows from financing activities:
     Net borrowings (payments) under
       line-of-credit agreements ..................      7,192          10        (101)
     Net proceeds from issuance of common stock ...       --          --        13,302
     Proceeds from the exercise of stock options ..        176         312       2,158
     Acquisition of treasury stock ................     (2,164)       (163)     (2,037)
                                                      --------    --------    --------
Net cash provided by financing activities .........      5,204         159      13,322
                                                      --------    --------    --------
Net increase (decrease) in cash
  and cash equivalents ............................     (2,679)     (4,414)      7,933

Cash and cash equivalents at
  beginning of year ...............................      3,977       8,391         458
                                                      --------    --------    --------

Cash and cash equivalents at
  end of year .....................................   $  1,298    $  3,977    $  8,391
                                                      ========    ========    ========
Supplemental disclosures of cash flow information:
     Cash paid during the year for:
         Interest .................................   $    121    $     19    $     54
         Income taxes, net of refunds .............     (2,507)         94       2,537

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

Revenue recognition

     Revenues from sales of products are generally recorded as the products are shipped, provided that no significant vendor and post-contract support obligations remain and the collection of the related receivable is probable. Costs relating to any remaining insignificant vendor and post-contract obligations are accrued. The Company's service revenues are recognized ratably over the related contract period or as the services are performed. Billings in advance of the Company's performance of such work are reflected as deferred service revenue in the accompanying consolidated balance sheet.

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

Income taxes

     The provision for income taxes is based upon pretax earnings with deferred income taxes provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. The Company believes its more likely than not to realize the net deferred tax asset and accordingly no valuation allowance has been provided.

Foreign currency

     The assets and liabilities for the Company's international operations are translated into U.S. dollars using year-end exchange rates. Income statement items are translated at average exchange rates prevailing during the year. The resulting translation adjustments are recorded as a separate component of shareholders' equity under the heading Accumulated Comprehensive Income. Exchange gains and losses on intercompany balances of a long-term investment nature are also recorded as a translation adjustment. Foreign currency transaction gains and losses, which historically have been immaterial, are included in net income.

Research and development costs

     The Company capitalizes certain costs related to the development of computer software under the requirements of Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. Software development costs incurred prior to establishing technological feasibility are charged to operations and included in research and development costs. Software development costs incurred after establishing feasibility are capitalized and amortized on a product-by-product basis when the product is available for general release to customers. The unamortized computer software costs included in other assets amounted to $3,354,000 and $2,792,000 at December 31, 1998 and 1997, respectively. Annual amortization, charged to cost of sales, is the greater of the amount computed using the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product, or the straight-line method over the remaining estimated economic life of the product. Amortization of capitalized software costs amounted to $526,000, $501,000 and $680,000 in 1998, 1997, and 1996, respectively.

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

Earnings per share

     Earnings per share are calculated in accordance with Statement of Financial Accounting Standards No. 128 Earnings per Share (SFAS 128), which specifies the computation, presentation, and disclosure requirements for earnings per share
(EPS). It requires the presentation of basic and diluted EPS. Basic EPS excludes all dilution. It is based upon the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock.

     The  following  is  a   reconciliation   of  the  weighted  average  shares
outstanding for the basic and diluted EPS computations (In Thousands except per share data):

                                            For the year ended 1998
                                            -----------------------
                                      Income       Shares       Per-Share
                                   (Numerator)  (Denominator)    Amount
                                   -----------  -------------    ------

Basic EPS ....................       $ 1,262        8,819        $   .14

Effect of Stock Options ......                        135
                                     -------      -------        -------
Diluted EPS$ .................       $ 1,262        8,954        $   .14
                                     =======      =======        =======


                                            For the year ended 1997
                                            -----------------------
                                      Income       Shares       Per-Share
                                   (Numerator)  (Denominator)    Amount
                                   -----------  -------------    ------

Basic and Diluted EPS                $(8,719)       8,846        $  (.99)
                                     =======      =======        =======


     The 1997 diluted EPS calculation excludes the effect of stock options, as they would have been antidilutive.

                                          For the year ended 1996
                                          -----------------------
                                      Income       Shares      Per-Share
                                   (Numerator)  (Denominator)    Amount
                                   -----------  -------------    ------

Basic EPS                            $ 5,947        8,238        $   .72

Effect of Stock Options                               405
                                     -------      -------        -------
Diluted EPS                          $ 5,947        8,643        $   .69
                                     =======      =======        =======


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

Note 2 -- Nonrecurring Charges

     In June 1992, the Company was approved under the Department of Defense Mentor-Protege Program as a mentor for a minority-owned government contractor, Phoenix Systems and Technologies, Inc. (Phoenix). The Company subsequently became a subcontractor to Phoenix on certain engineering service contracts with the United States Government. As a result of a default by Phoenix during 1997, the Company recorded a non-recurring charge of $2.6 million ($1.7 million after tax or $.19 loss per share) relating to amounts owed by Phoenix on these subcontracts. During 1998, the Company recorded a nonrecurring benefit of $1,016,000 ($645,000 after tax or $.07 earnings per share) relating to the recovery of certain amounts owed by Phoenix. These subcontracts terminated in 1998 and the Company has no further ongoing contractual relationships with Phoenix.

     At December 31, 1998, Phoenix owes the Company $2.1 million, for which a note was issued by Phoenix. This note bears interest at 8%, and is subordinate to the third party lender. The note along with interest is payable in full on July 30, 2000. This amount is fully reserved.

     In 1997, the Company also recorded a charge of $900,000 ($580,000 after tax or $.07 loss per share) pertaining to its CTS business. This charge is for obsolete CTS inventory due to the development of a new product.

Note 3 -- Accounts Receivable

     The Company's net accounts receivable consist of:

                                   December 31,
                                  (In Thousands)
                                ----------------
                                  1998     1997
                                -------   ------
Government segment:
 United States Government --
     Billed ................   $ 1,313   $ 1,009
     Unbilled ..............        99       539
                               -------   -------
                                 1,412     1,548
                               -------   -------
Other --
     Billed ................     2,071     4,972
     Unbilled ..............       100       349
                               -------   -------
                                 2,171     5,321
                               -------   -------
Other segments:
 Trade accounts receivable .    43,554    23,069
                               -------   -------
                               $47,137   $29,938
                               =======   =======

     At December 31, 1998 and 1997, the Company had recorded a reserve for doubtful accounts of $1,145,000 and $915,000, respectively, against trade accounts receivable. Trade accounts receivable are primarily with major fast-food corporations or their franchisees. At December 31, 1998 and 1997, the Company had also recorded reserves of $50,000 and $1,355,000, respectively, against government accounts receivables.

Note 4 -- Inventories

     Inventories are used primarily in the manufacture, maintenance, and service of transaction processing systems. Inventories are net of related reserves. The components of inventory are:

                     December 31,
                    (In Thousands)
                  -----------------
                     1998     1997
                  -------- --------

Finished goods    $ 7,377   $ 8,635
Work in process     2,234     4,184
Component parts     7,342     9,883
Service parts      10,307     8,466
                  -------   -------
                  $27,260   $31,168
                  =======   =======


Note 5 -- Property, Plant and Equipment

     The  components  of property,  plant and  equipment  are:

                                   December 31,
                                  (In Thousands)
                                  --------------
                                  1998     1997
                                -------   ------

Land ........................   $   253   $   253
Building and improvements ...     8,479     8,403
Furniture and equipment .....    23,227    23,785
                                -------   -------
                                 31,959    32,441
Less accumulated depreciation
 and amortization ...........    23,494    25,428
                                -------   -------
                                $ 8,465   $ 7,013
                                =======   =======

     The Company leases office space under various operating leases. Rental expense on these operating leases was approximately $919,000, $922,000 and $810,000 for the years ended December 31, 1998, 1997, and 1996, respectively.

     Future minimum lease payments under all noncancelable operating leases are (in thousands):

                    1999               $  865
                    2000                  441
                    2001                  218
                    2002                   80
                    2003                   35
                    Thereafter              7
                                       ------
                                       $1,646
                                       ======

Note 6 -- Notes Payable

     The Company has an aggregate of $30,000,000 in bank lines of credit. Certain lines totalling $25,000,000 allow the Company to choose among unsecured borrowings, which bear interest at the prime rate (7.75% at December 31, 1998), banker's acceptance borrowings, which bear interest at a rate below the prime rate, or other bank negotiated rates below prime. These lines are negotiated annually. The remaining line of $5,000,000 is unsecured, bears interest at the prime rate, requires a compensating balance and expires on April 30, 2000. At December 31, 1998, $7,387,000 was outstanding under these lines at an interest rate of 6.4%.

Note 7 -- Common Stock

     The Company has reserved 500,000 shares under its stock option plan. Options under this Plan may be incentive stock options or nonqualified options. Stock options are nontransferable other than upon death. Option grants become exercisable no less than six months after the grant and typically expire ten years after the date of the grant.

     A summary of the stock options follows:

                                       No. of Shares       Weighted Average
                                       (In Thousands)       Exercise Price
                                       --------------       --------------
Outstanding at December 31, 1995 ..          810                $    3.86
     Granted ......................          186                     9.51
     Exercised ....................         (304)                    3.35
     Forfeited ....................          (20)                    8.97
                                            ----                ---------

Outstanding at December 31, 1996 ..          672                     5.50
     Granted ......................            5                     9.28
     Exercised ....................          (50)                    3.61
     Forfeited ....................          (48)                   10.22
                                            ----                ---------

Outstanding at December 31, 1997 ..          579                     5.31
     Granted ......................          143                     6.51
     Exercised ....................          (47)                    3.76
     Forfeited ....................           (6)                    6.42
                                            ----                ---------

Outstanding at December 31, 1998 ..          669                $    5.67
                                            ====                =========

Shares remaining
     available for grant ..........          183

Total shares vested and exercisable
     as of December 31, 1998 ......          381                $    4.13
                                            ====                =========

     Stock options outstanding at December 31, 1998 are summarized as follows:

          Range of           Number          Weighted Average   Weighted Average
      Exercise Prices     Outstanding         Remaining Life     Exercise Price
      ---------------     -----------         --------------     --------------

       $3.00  - $5.00         296              2.5    Years         $   3.05
       $5.01  - $7.00         201              8.2    Years         $   6.46
       $7.01  - $9.31         172              7.1    Years         $   9.25
       --------------         ---              ------------         --------

       $3.00  - $9.31         669              5.5    Years         $   5.67
       ==============         ===              ============         ========


     Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value of these options was estimated at the date of grant using a
Black-Scholes option pricing model with the following weighted average assumptions for 1998, 1997 and 1996:

                                          1998          1997          1996
                                          ----          ----          ----

Risk-free interest rate ......             5.5%          6.4%          5.6%
Dividend yield ...............             N/A           N/A           N/A
Volatility factor ............              48%           52%          30%
Weighted average expected life           6 Years       6 Years       5 Years

     Had compensation cost for the Company's stock-based compensation plans and other transactions been determined based on the fair values of the fiscal year 1998, 1997 and 1996 grant dates for those awards, consistent with the requirements of SFAS No. 123, Accounting for Stock-Based Compensation, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below (In thousands, except per share data):

                                        1998           1997             1996
                                    -----------     ----------      -----------
Net income (loss):
     As reported                    $    1,262      $  (8,719)       $   5,947
     Pro forma                      $    1,043      $  (8,900)       $   5,728

Earnings (loss) per share:
     As reported -- Diluted         $      .14      $    (.99)       $     .69
                   -- Basic         $      .14      $    (.99)       $     .72

     Proforma      -- Diluted       $      .12      $   (1.01)       $     .66
                   -- Basic         $      .12      $   (1.01)       $     .70

Note 8-- Income Taxes

     The provision (benefit) for income taxes consists of:

                                           Year ended December 31,
                                              (In Thousands)
                                       -----------------------------
                                          1998     1997       1996
                                       --------  --------   --------
Current tax expense:
     Federal .......................   $  (122)   $   135    $ 1,991
     State .........................       161         91        626
     Foreign .......................       312         16         48
                                       -------    -------    -------
                                           351        242      2,665
                                       -------    -------    -------
Deferred income tax:
     Federal .......................       230     (4,736)       287
     State .........................       183       (272)      --
     Foreign .......................      (176)      (183)       (88)
                                       -------    -------    -------
                                           237     (5,191)       199
                                       -------    -------    -------
Provision (benefit) for income taxes   $   588    $(4,949)   $ 2,864
                                       =======    =======    =======

     Deferred tax liabilities (assets) are comprised of the following at:

                                     December 31,
                                   (In Thousands)
                                 ------------------
                                   1998       1997
                                   ----       ----

Software development expense .   $ 1,140    $   786
Depreciation .................       389        535
                                 -------    -------
Gross deferred tax liabilities     1,529      1,321
                                 -------    -------

Allowances for bad debts,
  inventory and warranty .....    (2,249)    (3,120)
Capitalized inventory costs ..       (69)      (109)
Wage and salary accruals .....      (288)      (315)
Federal net operating loss ...      (887)    (2,360)
State net operating loss .....       (89)      (272)
Foreign net operating loss ...      (522)      (346)
Other ........................       (16)       (19)
                                 -------    -------
Gross deferred tax assets ....    (4,120)    (6,541)
                                 -------    -------
                                 $(2,591)   $(5,220)
                                 =======    =======

     Total income tax provision differed from total tax expense as computed by applying the statutory U.S. federal income tax rate to income before taxes. The reasons were:

                                       Year ended December 31,
                                       -----------------------
                                        1998    1997     1996
                                        ----    ----     ----

Statutory U.S. federal tax rate ..     34.0%   (34.0)%   34.0%
State taxes net of federal benefit     15.6       .4      4.7
Foreign income taxes .............      7.4     (1.3)     (.5)
Non deductible expenses ..........     10.4      1.0      1.6
FSC benefit ......................     (6.9)     --      (2.0)
Adjustment to prior years' accrual    (10.9)     --      (4.3)
State net operating loss .........      --      (2.1)      --
Foreign tax credits ..............    (16.9)     (.1)     (.6)
Other ............................      (.9)     (.1)     (.4)
                                     ------   ------   ------
                                       31.8%   (36.2)%   32.5%
                                     ======   ======   ======

     The provision for income taxes is based on income (loss) before income taxes as follows:

                           Year ended December 31,
                             (In Thousands)
                      ---------------------------------
                         1998       1997        1996
                      ---------------------------------

Domestic operations   $  2,450    $(11,932)   $  9,849
Foreign operations        (600)     (1,736)     (1,038)
                      --------    --------    --------
     Total ........   $  1,850    $(13,668)   $  8,811
                      ========    ========    ========


Note 9 -- Employee Benefit Plans

     The Company has a deferred profit-sharing retirement plan that covers substantially all employees. The Company's annual contribution to the plan is discretionary. The contributions to the plan in 1998, 1997 and 1996 were approximately $957,000, $1,550,000 and $200,000, respectively. The plan also contains a 401(K) provision that allows employees to contribute a percentage of their salary.

     The Company also maintains an incentive-compensation plan. Participants in the plan are key employees as determined by executive management. Compensation under the plan is based on the achievement of predetermined financial performance goals of the Company and its subsidiaries. Awards under the plan are payable in cash. In 1998, cash awards under the plan totaled $253,000. In 1997 and 1996, there were no awards under the plan.

Note 10 -- Contingencies

     The Company is subject to legal proceedings which arise in the ordinary course of business. Additionally, Government contract costs are subject to periodic audit and adjustment. In the opinion of management, the ultimate liability, if any, with respect to these actions will not materially affect the financial position or results of operations of the Company.

Note 11 -- Segment and Related Information

     The Company adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, in 1998 which changes the way the Company reports information about its operating segments. The information for 1997 and 1996 has been restated from the prior year's presentation in order to conform to the 1998 presentation.

     The Company's reportable segments are strategic business units that have separate management teams and infrastructures that offer different products and services.

     The Company has three reportable segments. The Transaction Processing segment offers integrated solutions to the restaurant and manufacturing/warehousing industries. These offerings include industry leading hardware and software applications utilized at the point-of-sale, back of store, corporate office and in the manufacturing/warehousing environment. This segment also offers customer support including field service, installation, twenty-four hour telephone support and depot repair. The Government segment designs and implements advanced technology computer software systems primarily for military and intelligence agency applications. It provides services for operating and maintaining certain U.S. Government-owned test sites, and for planning, executing and evaluating experiments involving new or advanced radar systems. The Vision segment designs, manufactures, sells, installs and services image processing systems for the food-processing industry. Inter-segment sales and transfers are not material.

     Information as to the Company's operations in these three segments is set forth below:

                                        Year ended December 31,
                                            (In Thousands)
                                 -----------------------------------
                                     1998        1997         1996
                                 -----------------------------------
Revenues:
     Transaction Processing ..   $  97,345    $  73,820    $  91,837
     Government ..............      24,069       25,168       24,403
     Vision ..................         866        1,032        1,421
                                 ---------    ---------    ---------
           Total .............   $ 122,280    $ 100,020    $ 117,661
                                 =========    =========    =========

Income (loss) from operations:
     Transaction Processing ..   $  (1,061)   $  (6,772)   $   8,880
     Government ..............       2,097       (1,007)       1,310
     Vision ..................        (607)      (2,687)      (2,057)
     Nonrecurring charges ....       1,016       (3,535)        --
                                 ---------    ---------    ---------
                                     1,445      (14,001)       8,133
Other income, net ............         529          333          678
Interest expense .............        (124)        --           --
                                 ---------    ---------    ---------
Income (loss) before provision
     for income taxes ........   $   1,850    $ (13,668)   $   8,811
                                 =========    =========    =========

Identifiable assets:
     Transaction Processing ..   $  83,569    $  66,544    $  65,633
     Government ..............       6,022       13,074       10,929
     Vision ..................       1,520          958        2,601
     Corporate ...............       2,315        2,628        7,595
                                 ---------    ---------    ---------
           Total .............   $  93,426    $  83,204    $  86,758
                                 =========    =========    =========

Depreciation and amortization:
     Transaction Processing ..   $   1,636    $   1,511    $   1,743
     Government ..............         128          165          159
     Vision ..................          86          248          150
     Corporate ...............         555          358          290
                                 ---------    ---------    ---------
           Total .............   $   2,405    $   2,282    $   2,342
                                 =========    =========    =========

Capital expenditures:
     Transaction Processing ..   $   2,912    $   1,012    $     697
     Government ..............          87          154          175
     Vision ..................          30          197           96
     Corporate ...............         148          157          334
                                 ---------    ---------    ---------
           Total .............   $   3,177    $   1,520    $   1,302
                                 =========    =========    =========

     The following table presents revenues by country based on the location of the use of the product or services.

                    1998       1997       1996
                    ----       ----       ----

United States .   $102,468   $ 81,169   $ 97,056
Other Countries     19,812     18,851     20,605
                  --------   --------   --------
    Total .....   $122,280   $100,020   $117,661
                  ========   ========   ========

     The following table presents property by country based on the location of the asset.

                    1998      1997      1996
                    ----      ----      ----

United States .   $84,656   $76,241   $78,927
Other Countries     8,770     6,963     7,831
                  -------   -------   -------
    Total .....   $93,426   $83,204   $86,758
                  =======   =======   =======

     Customers comprising 10% or more of the Company's total revenues are summarized as follows:

                                  1998   1997   1996
                                  ----   ----   ----
Transaction Processing segment:
  McDonald's Corporation ......    40%    21%    17%
  Tricon Corporation ..........    22%    26%    40%
  Burger King Corporation .....     4%    13%     1%
Government segment:
  Department of Defense .......    20%    25%    21%
All Others ....................    14%    15%    21%
                                  ---    ---    ---
                                  100%   100%   100%
                                  ===    ===    ===

     Substantially all revenues derived by the Government segment arise from Federal government contracts, or subcontracts related thereto, virtually all of which are with the Department of Defense.

Note 12 -- Fair Value of Financial Instruments

     Financial instruments consist of the following:

                         December 31, 1998
                           (In Thousands)
                           --------------
                          Carrying   Fair
                            Value    Value
                            -----    -----

Cash and cash equivalents   $1,298   $1,298

Notes Payable ...........   $7,387   $7,387

     Fair value of financial instruments classified as current assets or liabilities approximate carrying value due to the short-term maturity of the instruments.


Note 13 -- Selected Quarterly Financial Data (Unaudited)

                                               Quarter ended
                                   (In Thousands Except Per Share Amounts)
                                   ---------------------------------------
          1998                 March 31    June 30   September 30  December 31
          ----                 --------    -------   ------------  -----------

Total revenues .............   $ 21,181    $ 25,977    $ 33,463   $ 41,659
Gross margin ...............      3,158       4,501       7,668     11,097
Net income (loss) ..........     (1,627)       (445)      1,166      2,168
Diluted and basic
   Earnings (loss) per share   $   (.18)   $   (.05)   $    .13   $    .25
                               ========    ========    ========   ========

                                              Quarter ended
                                   (In Thousands Except Per Share Amounts)
          1997                 March 31    June 30   September 30  December 31
          ----                 --------    -------   ------------  -----------

Total revenues .............   $ 18,063    $ 21,677    $ 31,533   $ 28,747
Gross margin ...............      2,053       3,387       7,648      4,833
Net income (loss) ..........     (2,393)     (5,345)      1,431     (2,412)
Diluted and basic
   Earnings (loss) per share   $   (.27)   $   (.60)   $    .16   $   (.27)
                               ========    ========    ========   ========

     During 1998, the Company recovered certain amounts relating to accounts receivable from Phoenix, which were reserved in 1998. The benefit was $100,000 ($64,000 after tax) or $.01 per share in the first quarter, $550,000 ($349,000 after tax) or $.04 per share in the second quarter, $157,000 ($100,000 after tax) or $.01 per share in the third quarter and $209,000 ($132,000 after tax) or $.02 per share in the fourth quarter.

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


                   PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
                     SCHEDULE II - VALUATION AND QUALIFYING
                              ACCOUNTS AND RESERVES
                                 (In Thousands)

------------------------------------------------------------------------------------------------------
Column A                  Column B                  Column C           Column D           Column E
------------------------------------------------------------------------------------------------------
                                          Additions
                 Balance at   -------------------------------
                beginning of  Charged to Costs    Charged to                            Balance at end
Description       period        and Expenses    Other Accounts        Deductions           of period
------------------------------------------------------------------------------------------------------
Allowance for Doubtful
Accounts - deducted from
Accounts Receivable in
the Balance Sheet

1998               $2,362          394                                (1,561)   (a)         $1,195
1997               $  677        3,441                                (1,756)   (b)         $2,362
1996               $  768          174                                  (265)   (b)         $  677


(a) Uncollectible accounts written off during 1998.

(b) Uncollectible accounts written off during 1997.

(c) Uncollectible accounts written off during 1996.


------------------------------------------------------------------------------------------------------
Column A         Column B          Column C                         Column D               Column E
------------------------------------------------------------------------------------------------------
                                          Additions
                Balance at     -------------------------------
               beginning of    Charged to Costs    Charged to                           Balance at end
Description       period         and Expenses    Other Accounts     Deductions             of period
------------------------------------------------------------------------------------------------------
Inventory Reserves
- deducted from Inventory
in the Balance Sheet


1998               $3,817          3,162                                (4,856)   (a)         $2,123
1997               $1,174          4,595                                (1,952)   (b)         $3,817
1996               $1,922          2,143                                (2,891)   (b)         $1,174



                                   SIGNATURES

     Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                PAR TECHNOLOGY CORPORATION



March 26, 1999                                  /s/John W. Sammon, Jr.
                                                ----------------------
                                                John W. Sammon, Jr.
                                                Chairman of Board and President

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

--------------------------------------------------------------------------------
     Signatures                     Title                             Date
================================================================================
/s/John W. Sammon, Jr.
----------------------
John W. Sammon, Jr.           Chairman of Board and               March 26, 1999
                              President (Principal
                              Executive Officer)
                              and Director


/s/Charles A. Constantino
-------------------------
Charles A. Constantino        Executive Vice President            March 26, 1999
                              and Director



/s/J. Whitney Haney
-------------------
J. Whitney Haney              Director                            March 26, 1999




/s/Ronald J. Casciano
---------------------
Ronald J. Casciano            Vice President, Chief Financial     March 26, 1999
                              Officer and Treasurer



                                List of Exhibits
Exhibit
  No.        Description of Instrument
================================================================================
  3.1    Certificate of Incorporation,      Filed as Exhibit 3.1 to Registration
         as amended.                        Statement on Form S-2 (Registration
                                            No. 333-04077) of PAR Technology
                                            Corporation incorporated herein by
                                            reference.

  3.2    Certificate of Amendment to the    Filed as Exhibit 3.1 to Registration
         Certificate of Incorporation.      Statement on Form S-2 (Registration
                                            No. 333-04077) of PAR Technology
                                            Corporation incorporated herein by
                                            reference.

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

10.2  *  Service Integration Agreement      Filed as Exhibit 3.1 to Registration
         between Taco Bell Corp. and        Statement on Form S-2 (Registration
         ParTech, Inc. dated                No. 333-04077) of PAR Technology
         September 12, 1995.                Corporation incorporated herein by
                                            reference.

11       Statement re computation of
         Earnings per share.

22       Subsidiaries of the registrant.

23       Consent of independent
         accountants.

   *     Confidential treatment requested as to certain portions.