Form 10-Q
period 1999-03-31
PAR TECHNOLOGY CORP
filed 1999-05-10
CIK 708821

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

       For the Quarter Ended March 31, 1999. Commission File Number 1-9720

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     The number of shares outstanding of registrant's common stock, as of April 30, 1999 - 8,411,365 shares.

                           PAR TECHNOLOGY CORPORATION

                                TABLE OF CONTENTS
                                    FORM 10-Q

                                     PART 1
                              FINANCIAL INFORMATION



   Item Number
   -----------

      Item 1.         Financial Statements
                      -  Consolidated Statement of Income for
                         the Three Months Ended March 31, 1999
                         and 1998

                      - Consolidated Statement of Comprehensive Income for the Three Months Ended March 31, 1999 and 1998

                      -  Consolidated Balance Sheet at
                         March 31, 1999 and December 31, 1998

                      -  Consolidated Statement of Cash Flows
                         for the Three Months Ended
                         March 31, 1999 and 1998

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


      Item 6.         Exhibits and Reports on Form 8-K

      Signatures

      Exhibit Index

Item 1.
Financial Statements
PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(In Thousands Except Per Share Amounts)
(Unaudited)

                                                    For the Three Months Ended March 31,
                                                    ------------------------------------
                                                           1999          1998
                                                           ----          ----

Net revenues:
     Product .......................................     $ 22,045      $  7,961
     Service .......................................        8,666         6,955
     Contract ......................................        5,035         6,265
                                                         --------      --------
                                                           35,746        21,181
                                                         --------      --------
Costs of sales:
     Product .......................................       13,678         5,649
     Service .......................................        8,066         6,392
     Contract ......................................        4,756         5,982
                                                         --------      --------
                                                           26,500        18,023
                                                         --------      --------
           Gross margin ............................        9,246         3,158
                                                         --------      --------
Operating expenses:
     Selling, general and administrative ...........        5,739         4,569
     Research and development ......................        2,213         1,338
     Non-recurring benefit .........................         --            (100)
                                                         --------      --------
                                                            7,952         5,807
                                                         --------      --------
Income (loss) from operations ......................        1,294        (2,649)
Other income, net ..................................           49           145
Interest expense ...................................         (117)         --
                                                         --------      --------

Income (loss) before provision for income taxes ....        1,226        (2,504)
Provision (benefit) for income taxes ...............          460          (877)
                                                         --------      --------
Net income (loss) ..................................     $    766      $ (1,627)
                                                         ========      ========
Earnings (loss) per common share
     Diluted .......................................     $    .09      $   (.18)
                                                         ========      ========
     Basic .........................................     $    .09      $   (.18)
                                                         ========      ========
Weighted average shares outstanding
     Diluted .......................................        8,607         8,895
                                                         ========      ========
     Basic .........................................        8,482         8,895
                                                         ========      ========

PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(In Thousands)
(Unaudited)

                                                   For the Three Months Ended March 31,
                                                   ------------------------------------
                                                            1999          1998
                                                            ----          ----

Net income (loss) ....................................     $   766      $(1,627)
Other comprehensive income (loss), net of tax:
     Foreign currency translation adjustments ........         (79)         206
                                                           -------      -------
Comprehensive income (loss) ..........................     $   687      $(1,421)
                                                           =======      =======

PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(In Thousands Except Share Amounts)

                                                               March 31,
                                                                 1999     December 31,
Assets                                                        (Unaudited)     1998
------                                                        -----------     ----
Current Assets:
     Cash ..................................................   $  1,163    $  1,298
     Accounts receivable-net ...............................     44,655      47,137
     Inventories ...........................................     32,991      27,260
     Deferred income taxes .................................      3,377       3,208
     Other current assets ..................................      1,531       1,367
                                                               --------    --------
         Total current assets ..............................     83,717      80,270

Property, plant and equipment - net ........................      8,441       8,465
Other assets ...............................................      4,505       4,691
                                                               --------    --------
                                                               $ 96,663    $ 93,426
                                                               ========    ========
Liabilities and Shareholders' Equity
Current Liabilities:
     Notes payable .........................................   $  8,617    $  7,387
     Accounts payable ......................................      9,901       9,789
     Accrued salaries and benefits .........................      5,131       4,731
     Accrued expenses ......................................      3,198       3,427
     Income taxes payable ..................................      1,266         273
     Deferred service revenue ..............................      5,302       4,376
                                                               --------    --------
         Total current liabilities .........................     33,415      29,983
                                                               --------    --------
Deferred income taxes ......................................        553         617
                                                               --------    --------

Shareholders' Equity:
     Common stock, $.02 par value,
       19,000,000 shares authorized;
       9,513,571 shares issued
       8,420,465 and 8,548,665 outstanding .................        190         190
     Preferred stock, $.02 par value,
       1,000,000 shares authorized .........................       --          --
     Capital in excess of par value ........................     28,050      28,050
     Retained earnings .....................................     40,988      40,222
     Accumulative comprehensive income .....................       (626)       (547)
       Treasury stock, at cost, 1,093,106 and 964,906 shares     (5,907)     (5,089)
                                                               --------    --------
         Total shareholders' equity ........................     62,695      62,826
                                                               --------    --------
Contingent liabilities
                                                               --------    --------
                                                               $ 96,663    $ 93,426
                                                               ========    ========

PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(In Thousands)
(Unaudited)

                                                                       For the Three Months Ended March 31,
                                                                       -----------------------------------
                                                                                   1999         1998
                                                                                ----------   ----------
Cash flows from operating activities:
   Net income (loss) ...........................................................   $   766    $(1,627)
   Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation and amortization .............................................       638        542
     Provision for obsolete inventory ..........................................     1,115        655
     Translation adjustments ...................................................       (79)       206
    Increase (decrease) from changes in:
       Accounts receivable-net .................................................     2,482      3,321
       Inventories .............................................................    (6,846)      (299)
       Income tax refund claims ................................................      --         (653)
       Other current assets ....................................................      (164)       308
       Other assets ............................................................       (39)      (596)
       Accounts payable ........................................................       112     (4,637)
       Accrued salaries and benefits ...........................................       400        230
       Accrued expenses ........................................................      (229)       392
       Deferred service revenue ................................................       926       (139)
       Income taxes payable ....................................................       993       --
       Deferred income taxes ...................................................      (233)       173
                                                                                   -------    -------
        Net cash used by operating activities ..................................      (158)    (2,124)
                                                                                   -------    -------
   Cash flows from investing activities:
     Capital expenditures ......................................................      (305)      (427)
     Capitalization of software costs ..........................................       (84)      (261)
                                                                                   -------    -------
        Net cash used by investing activities ..................................      (389)      (688)
                                                                                   -------    -------
   Cash flows from financing activities:
     Net borrowings (payments) under line-of-credit agreements .................     1,230       (195)
     Proceeds from the exercise of stock options ...............................      --          100
     Acquisition of treasury stock .............................................      (818)      --
                                                                                   -------    -------
         Net cash provided (used) by financing activities ......................       412        (95)
                                                                                   -------    -------
    Net decrease in cash and cash equivalents ..................................      (135)    (2,907)
    Cash and cash equivalents at beginning of year .............................     1,298      3,977
                                                                                   -------    -------
    Cash and cash equivalents at end of period .................................   $ 1,163    $ 1,070
                                                                                   =======    =======
   Supplemental disclosures of cash flow information:
   Cash paid during the year for:
     Interest ..................................................................   $   117    $     2
     Income taxes paid, net of refunds .........................................      (349)      (393)


                   PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. The statements for the three months ended March 31, 1999 and 1998 are unaudited; in the opinion of the Company such unaudited statements include all adjustments (which comprise only normal recurring accruals) necessary for a fair presentation of the results for such periods. The consolidated financial statements for the year ending December 31, 1999 are subject to adjustment at the end of the year when they will be audited by independent accountants. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 1999. The consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes for the years ended in December 31, 1998 and 1997 included in the Company's December 31, 1998 Annual Report to the Securities and Exchange Commission on Form 10-K. Earnings per share are based on the weighted average number of shares outstanding plus common stock equivalents under the Company's stock option plans.

2. Inventories are used in the manufacture of Point-Of-Sale systems and other commercial products. The components of inventory, net of related reserves, consist of the following:


                                                           (In Thousands)
                                                           --------------

                                                    March 31,          December 31,
                                                      1999                1998
                                                      ----                ----

Finished goods .........................             $ 9,763             $ 7,377
Work in process ........................               2,944               2,234
Component parts ........................               7,963               7,342
Service parts ..........................              12,321              10,307
                                                     -------             -------
                                                     $32,991             $27,260
                                                     =======             =======


     At March 31, 1999 and December 31, 1998, the Company had recorded reserves for obsolete inventory of $2,671,000 and $2,123,000, respectively.

                   PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)



3. The Company's reportable segments are strategic business units that have separate management teams and infrastructures that offer different products and services. The Company has three reportable segments. The Transaction Processing segment offers integrated solutions to the restaurant and manufacturing/warehousing industries. These offerings include industry leading hardware and software applications utilized at the point-of-sale, back of store, corporate office and in the manufacturing/warehousing environment. This segment also offers customer support including field service, installation, twenty-four hour telephone support and depot repair. The Government segment designs and implements advanced technology computer software systems primarily for military and intelligence agency applications. It provides services for operating and maintaining certain U.S. Government-owned test sites, and for planning, executing and evaluating experiments involving new or advanced radar systems. The Vision segment designs, manufactures, sells, installs and services image processing systems for the food-processing industry. Inter-segment sales and transfers are not material.

     Information as to the Company's operations in these three segments is set forth below:

                                                        Quarter ended March 31,
                                                            (In Thousands)
                                                            --------------
                                                        1999             1998
                                                        ----             ----
Revenues:
     Transaction Processing ..................        $ 30,620         $ 14,860
     Government ..............................           5,035            6,265
     Vision ..................................              91               56
                                                      --------         --------
           Total .............................        $ 35,746         $ 21,181
                                                      ========         ========
Income (loss) from operations:
     Transaction Processing ..................        $  1,276         $ (2,654)
     Government ..............................             234              283
     Vision ..................................            (216)            (378)
     Nonrecurring benefit ....................            --                100
                                                      --------         --------
                                                         1,294           (2,649)
Other income, net ............................              49              145
Interest expense .............................            (117)            --
                                                      --------         --------
Income (loss) before provision
     for income taxes ........................        $  1,226         $ (2,504)
                                                      ========         ========
Depreciation and amortization:
     Transaction Processing ..................        $    513         $    356
     Government ..............................              29              107
     Vision ..................................              12               19
     Corporate ...............................              84               60
                                                      --------         --------
           Total .............................        $    638         $    542
                                                      ========         ========
Capital expenditures:
     Transaction Processing ..................        $    236         $    383
     Government ..............................            --                  5
     Vision ..................................              27                3
     Corporate ...............................              42               36
                                                      --------         --------
           Total .............................        $    305         $    427
                                                      ========         ========



                                                       March 31,      December 31,
                                                         1999             1998
                                                       --------       -----------
Identifiable assets:
     Transaction Processing ..................          $86,791          $83,569
     Government ..............................            6,892            6,022
     Vision ..................................            1,267            1,520
     Corporate ...............................            1,713            2,315
                                                        -------          -------
           Total .............................          $96,663          $93,426
                                                        =======          =======

     The following table presents revenues by geographic area based on the location of the use of the product or services.

                                                       Quarter ended March 31,
                                                           (In Thousands)
                                                           --------------
                                                      1999                1998
                                                    --------            --------

United States ..........................             $31,745             $17,817
Other Countries ........................               4,001               3,364
                                                     -------             -------
      Total ............................             $35,746             $21,181
                                                     =======             =======


         The following table presents property by geographic area based on the location of the asset.


                                                    March 31,         December 31,
                                                      1999                1998
                                                      ----                ----

United States ..........................             $89,510             $84,656
Other Countries ........................               7,153               8,770
                                                     -------             -------
      Total ............................             $96,663             $93,426
                                                     =======             =======



         Customers comprising 10% or more of the Company's total revenues are summarized as follows:


                                                           Quarter ended March 31,
                                                             1999           1998
                                                             ----           ----
Transaction Processing segment:
    McDonald's Corporation .........................           47%           28%
    Tricon Corporation .............................           20%           26%
Government segment:
    Department of Defense ..........................           14%           30%
All Others .........................................           19%           16%
                                                              ---           ---
                                                              100%          100%
                                                              ===           ===



     Substantially all revenues derived by the Government segment arise from Federal government contracts, or subcontracts related thereto, virtually all of which are with the Department of Defense.

 Item 2
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                          QUARTER ENDED MARCH 31, 1999
                                  COMPARED WITH
                          QUARTER ENDED MARCH 31, 1998


     The Company reported revenues of $35.7 million for the first quarter ended 1999, an increase of 69% from the $21.2 million reported in 1998. Net income was $766,000 or diluted earnings per share of $.09 for 1999. This compares to a net loss of $1.6 million or a diluted loss per share of $.18 for 1998.

     Product revenues were $22 million in 1999, an increase of 177% from the $8.0 million recorded in 1998. This growth was led by increased domestic sales to McDonald's Corporation. The Company's POS 4 hardware products have been approved and accepted by this major customer and meet the requirements of their "Made for You" initiative. Higher sales to Tricon Restaurants also contributed to this increase. The Company also recorded a 29% increase in international product revenue with growth recorded in the Europe, South America and the Middle East. Burger King and McDonald's were the primary international customers accounting for this increase. The Company's manufacturing/warehousing product line, which recently received SAP certification for the latest release of their R/3 ERP product, also contributed to this revenue growth.

     Customer service revenues were $8.7 million in 1999, an increase of 25% from the $7.0 million in 1998. The primary reason for this growth was higher installation revenue which is directly related to the increased product revenue discussed above. The Company's service offerings include installation, twenty-four hour help desk support and various field and on-site service options.

     Contract revenues were $5 million in 1999, a decrease of 20% when compared to the $6.3 million recorded in the same period in 1998. This decrease was due to the completion of major airfield management contract in the third quarter of 1998. This decrease was partially offset by the recently awarded $9 million multi-year contract for our Cargo*Mate identification and monitoring system from the Department of Transportation. The Company anticipates a return to growth in this business in the second half of 1999.

     Product margins were 38% for 1999 compared to 29% for the same period in 1998. This improvement was due to favorable product mix. The Company was still selling some older product lines with lower margins in the first quarter of 1998.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                          QUARTER ENDED MARCH 31, 1999
                                  COMPARED WITH
                          QUARTER ENDED MARCH 31, 1998


Additionally,   the  software  content  of  product  revenue  increased  in  the transaction processing product lines in the first quarter of 1999. Savings realized on certain component parts also contributed to the margin improvement.

     Customer service margins were 7% in 1999 compared to 8% for the same period in 1998. The Company is continuing its investments in service personnel, training and service integration and help desk capabilities. These initiatives, coupled with the installation of a new service management system, will result in lower costs and improved customer satisfaction in the future.

     Contract margins were 5.5% in 1999 compared to 4.5% for the same period in 1998. This increase is primarily due to contract mix. Margins on the Company's government contract business typically run between 5% and 6%.

     Selling, general and administrative expenses were $5.7 million in 1999 versus $4.6 million for the same period in 1998, an increase of 26%. Consistent with its growth plans, the Company has expanded its sales force in both the POS and Manufacturing/Warehouse areas.

     Research and development expenses were $2.2 million in 1999, an increase of 65% from the $1.3 million recorded for the same period in 1998. The Company is increased its investment in POS software development, including applications for the front and back of the store and for interfacing store information to the home office. The Company is also investing in software products for interface with SAP enterprise solutions. Research and development costs attributable to government contracts are included in cost of contract revenues.

     Interest expense represents interest charged on the Company's short-term borrowing requirements from banks.

Liquidity and Capital Resources

     The Company's primary source of liquidity has been from operations. Cash used by operating activities was $158,000 in the first quarter of 1999, compared to cash used of $2.1 million in 1998.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                          QUARTER ENDED MARCH 31, 1999
                                  COMPARED WITH
                          QUARTER ENDED MARCH 31, 1998

     During the first quarter of 1999, the Company increased its inventory levels in anticipation of future demand and to meet the growing service parts requirements as its customer base increases. This was partially offset by accounts receivable collections, net income for the period and a federal income tax refund. Cash flow in the first quarter of 1998 was impacted primarily by the timing of accounts payable disbursements, offset by collection of accounts receivable.

     Cash used in investing activities was $389,000 for the first quarter of 1999 compared to $688,000 in 1998. In 1999, capital expenditures were for the continued upgrade to the Company's customer service center and for PC equipment. In 1998, capital expenditures were primarily for upgrades to the Company's customer service center and for manufacturing equipment.

     Cash provided by financing activities was $412,000 for the first quarter of 1999 compared to cash used of $95,000 in 1998. In 1999, the Company received advances on its lines of credit totaling $1.2 million. The Company also repurchased 128,200 shares of its stock for $818,000. In 1998, the Company repaid its line-of-credit indebtedness of $195,000 and received $100,000 from the exercise of employee stock options.

     The Company has line-of-credit agreements, which aggregate $35 million with certain banks, of which $26.4 million were unused at March 31, 1999. The Company believes that it has adequate financial resources to meet its future liquidity and capital requirements.

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                          QUARTER ENDED MARCH 31, 1999
                                  COMPARED WITH
                          QUARTER ENDED MARCH 31, 1998


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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                          QUARTER ENDED MARCH 31, 1999
                                  COMPARED WITH
                          QUARTER ENDED MARCH 31, 1998

     The Company's analysis to date of key third parties has not revealed any issues which would prevent them from continuing to provide products and services through the Year 2000 transition. Such analysis has included telephone and written inquiries to third parties. As the assessment continues, the Company will determine its vulnerability and establish contingency plans where required and possible. The Company expects any such contingency plans to be developed by the second quarter of 1999. The Company estimates the remaining cost of resolving Year 2000 issues will be approximately $850,000. This will be funded by existing financial resources. The costs to date associated with the Year 2000 effort represent a reallocation of existing Company resources. However failure, delays or increased costs experienced by the Company could have a material adverse effect on the Company's results of operations or financial condition. Additionally the Company cannot guarantee that third parties, upon which the Company relies, will be able to adequately assess and address their Year 2000 compliance issues in a timely manner, the effects of which may also have an adverse impact on the Company's results of operations. As a consequence, the Company can give no assurances that issues related to Year 2000 will not have a material adverse effect on future results of operations or financial condition.

Other  Matters

     Inflation had little effect on revenues and related costs during the first quarter of 1999. Management anticipates that margins will be maintained at acceptable levels to minimize the effects of inflation, if any.

     The Company has total interest bearing short-term debt of approximately $8.6 million at March 31, 1999. Management believes that increases in short-term rates could have an adverse effect on the Company's 1999 results.

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                          QUARTER ENDED MARCH 31, 1999
                                  COMPARED WITH
                          QUARTER ENDED MARCH 31, 1998

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





            None during the first quarter of 1999.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.











                                        PAR TECHNOLOGY CORPORATION
                                               (Registrant)









Date:    May 10, 1999



                                        RONALD J. CASCIANO
                                        ------------------
                                        Ronald J. Casciano
                                        Vice President, Chief Financial Officer
                                        and Treasurer