Form 10-Q
period 1999-06-30
PAR TECHNOLOGY CORP
filed 1999-08-11
CIK 708821

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                                    FORM 10-Q

          [ X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

       For the Quarter Ended June 30, 1999. Commission File Number 1-9720

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

     The number of shares outstanding of registrant's common stock, as of August 6, 1999 - 8,411,365 shares.

                           PAR TECHNOLOGY CORPORATION


                                TABLE OF CONTENTS
                                    FORM 10-Q


                                     PART 1
                              FINANCIAL INFORMATION


   Item Number
   -----------

      Item 1.           Financial Statements
                        -  Consolidated Statement of Income for
                           the Three and Six Months Ended June 30, 1999 and 1998

                        - Consolidated Statement of Comprehensive Income for the Three and Six Months Ended June 30, 1999 and 1998

                        -  Consolidated Balance Sheet at
                           June 30, 1999 and December 31, 1998

                        -  Consolidated Statement of Cash Flows
                           for the Six Months Ended
                           June 30, 1999 and 1998

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

                                          For the three months     For the six months
                                              ended June 30,          ended June 30,
                                         ----------------------- -----------------------
                                             1999        1998       1999        1998
                                         ----------- ----------- ----------- -----------
Net revenues:
     Product ...........................   $ 24,319    $ 11,955    $ 46,364    $ 19,916
     Service ...........................      9,422       7,250      18,088      14,205
     Contract ..........................      5,210       6,772      10,245      13,037
                                           --------    --------    --------    --------
                                             38,951      25,977      74,697      47,158
                                           --------    --------    --------    --------
Costs of sales:
     Product ...........................     15,907       9,025      29,585      14,674
     Service ...........................      8,219       6,177      16,285      12,569
     Contract ..........................      4,796       5,992       9,552      11,974
                                           --------    --------    --------    --------
                                             28,922      21,194      55,422      39,217
                                           --------    --------    --------    --------
           Gross margin ................     10,029       4,783      19,275       7,941
                                           --------    --------    --------    --------
Operating expenses:
     Selling, general and administrative      5,757       4,660      11,496       9,229
     Research and development ..........      2,335       1,538       4,548       2,876
     Non-recurring benefit .............       --          (550)       --          (650)
                                           --------    --------    --------    --------
                                              8,092       5,648      16,044      11,455
                                           --------    --------    --------    --------
Income (loss) from operations ..........      1,937        (865)      3,231      (3,514)
Other income, net ......................         47         166          96         311
Interest expense .......................       (150)       --          (267)       --
                                           --------    --------    --------    --------
Income (loss) before provision for
  income taxes .........................      1,834        (699)      3,060      (3,203)
Provision (benefit) for income taxes ...        660        (254)      1,120      (1,131)
                                           --------    --------    --------    --------
Net income (loss) ......................   $  1,174    $   (445)   $  1,940    $ (2,072)
                                           ========    ========    ========    ========
Basic and Diluted earnings (loss) per
  common share .........................   $    .14    $   (.05)   $    .23    $   (.23)
                                           ========    ========    ========    ========
Weighted average shares outstanding
     Diluted ...........................      8,546       8,897       8,575       8,896
                                           ========    ========    ========    ========
     Basic .............................      8,414       8,897       8,448       8,896
                                           ========    ========    ========    ========

PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(In Thousands)
(Unaudited)

                                          For the three months     For the six months
                                              ended June 30,          ended June 30,
                                         ----------------------- -----------------------
                                             1999        1998       1999        1998
                                         ----------- ----------- ----------- -----------

Net income (loss) ......................   $ 1,174   $  (445)   $ 1,940    $(2,072)
   Other comprehensive income (loss),
    net of tax:
     Foreign currency translation
      adjustments ......................        42      (197)       (37)         9
                                           -------   -------    -------    -------
Comprehensive income (loss) ............   $ 1,216   $  (642)   $ 1,903    $(2,063)
                                           =======   =======    =======    =======

PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(In Thousands Except Share Amounts)

                                                             June 30,
                                                               1999    December 31,
Assets                                                     (Unaudited)     1998
------                                                     ----------- -----------
Current Assets:
     Cash ................................................   $  1,040    $  1,298
     Accounts receivable-net .............................     43,433      47,137
     Inventories .........................................     31,962      27,260
     Deferred income taxes ...............................      3,498       3,208
     Other current assets ................................      1,452       1,367
                                                             --------    --------
         Total current assets ............................     81,385      80,270

Property, plant and equipment - net ......................      8,731       8,465
Other assets .............................................      4,289       4,691
                                                             --------    --------
                                                             $ 94,405    $ 93,426
                                                             ========    ========
Liabilities and Shareholders' Equity
Current Liabilities:
     Notes payable .......................................   $  5,626    $  7,387
     Accounts payable ....................................      7,562       9,789
     Accrued salaries and benefits .......................      5,408       4,731
     Accrued expenses ....................................      3,639       3,427
     Income taxes payable ................................      2,025         273
     Deferred service revenue ............................      5,803       4,376
                                                             --------    --------
         Total current liabilities .......................     30,063      29,983
                                                             --------    --------
Deferred income taxes ....................................        491         617
                                                             --------    --------

Shareholders' Equity:
     Common stock, $.02 par value,
       19,000,000 shares authorized;
       9,513,571 shares issued
       8,411,365 and 8,548,665 outstanding ...............        190         190
     Preferred stock, $.02 par value,
       1,000,000 shares authorized .......................       --          --
     Capital in excess of par value ......................     28,050      28,050
     Retained earnings ...................................     42,162      40,222
     Accumulative comprehensive income ...................       (584)       (547)
     Treasury stock, at cost, 1,102,206 and 964,906 shares     (5,967)     (5,089)
                                                             --------    --------
         Total shareholders' equity ......................     63,851      62,826
                                                             --------    --------
                                                             $ 94,405    $ 93,426
                                                             ========    ========

PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(In Thousands)
(Unaudited)

                                                  For the six months ended June 30,
                                                  ---------------------------------
                                                          1999        1998
                                                        -------    ---------
Cash flows from operating activities:
   Net income (loss) ................................   $ 1,940    $(2,072)
   Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation and amortization ..................     1,311      1,045
     Provision for obsolete inventory ...............     1,855      1,292
     Translation adjustments ........................       (37)         9
    Increase (decrease) from changes in:
       Accounts receivable-net ......................     3,704      3,212
       Inventories ..................................    (6,557)       603
       Income tax refund claims .....................      --          (94)
       Other current assets .........................       (85)       311
       Other assets .................................       (50)      (582)
       Accounts payable .............................    (2,227)    (3,314)
       Accrued salaries and benefits ................       677        307
       Accrued expenses .............................       212       (301)
       Income taxes payable .........................     1,752       --
       Deferred service revenue .....................     1,427        (23)
       Deferred income taxes ........................      (416)       984
                                                        -------    -------
        Net cash provided by operating activities ...     3,506      1,377
                                                        -------    -------
   Cash flows from investing activities:
     Capital expenditures ...........................      (936)    (1,729)
     Capitalization of software costs ...............      (189)      (447)
                                                        -------    -------
        Net cash used in investing activities .......    (1,125)    (2,176)
                                                        -------    -------
   Cash flows from financing activities:
     Net payments under line-of-credit agreements ...    (1,761)      (195)
     Proceeds from the exercise of stock options ....      --          100
     Acquisition of treasury stock ..................      (878)      --
         Net cash used in financing activities ......    (2,639)       (95)
                                                        -------    -------
    Net decrease in cash and cash equivalents .......      (258)      (894)
    Cash and cash equivalents at beginning of year ..     1,298      3,977
                                                        -------    -------
    Cash and cash equivalents at end of period ......   $ 1,040    $ 3,083
                                                        =======    =======
   Supplemental disclosures of cash flow information:
   Cash paid during the year for:
     Interest .......................................   $   265    $     2
     Income taxes, net of refunds ...................      (292)    (2,057)

                   PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The statements for the three and six months ended June 30, 1999 and 1998 are unaudited; in the opinion of the Company such unaudited statements include all adjustments (which comprise only normal recurring accruals) necessary for a fair presentation of the results for such periods. The consolidated financial statements for the year ending December 31, 1999 are subject to adjustment at the end of the year when they will be audited by independent accountants. The results of operations for the three and six months ended June 30, 1999 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 1999. The consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes for the years ended in December 31, 1998 and 1997 included in the Company's December 31, 1998 Annual Report to the Securities and Exchange Commission on Form 10-K.
     Earnings per share are based on the weighted average number of shares outstanding plus common stock equivalents under the Company's stock option plans.

2. Inventories are used in the manufacture and service of Transaction Processing products. The components of inventory, net of related reserves, consist of the following:


                                           (In Thousands)
                                           --------------


                                       June 30,     December 31,
                                         1999           1998
                                       -------     ------------

Finished goods ...............         $ 7,769        $ 7,377
Work in process ..............           2,558          2,234
Component parts ..............           7,040          7,342
Service parts ................          14,595         10,307
                                       -------        -------
                                       $31,962        $27,260
                                       =======        =======


     At June 30, 1999 and December 31, 1998, the Company had recorded reserves for obsolete inventory of $2,524,000 and $2,123,000, respectively.

                   PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


3.   Reclassifications

     Certain reclassifications have been made to conform to the prior period financial statements with the current year presentation.

4. The Company's reportable segments are strategic business units that have separate management teams and infrastructures that offer different products and services. The Company has three reportable segments. The Transaction Processing segment offers integrated solutions to the restaurant and manufacturing/warehousing industries. These offerings include industry leading hardware and software applications utilized at the point-of-sale, back of store, corporate office and in the manufacturing/warehousing environment. This segment also offers customer support including field service, installation, twenty-four hour telephone support and depot repair. The Government segment designs and implements advanced technology computer software systems primarily for military and intelligence agency applications. It provides services for operating and maintaining certain U.S. Government-owned test sites, and for planning, executing and evaluating experiments involving new or advanced radar systems. The Vision segment designs, manufactures, sells, installs and services image processing systems for the food-processing industry. Inter-segment sales and transfers are not material.

     Information as to the Company's operations in these three segments is set forth below (in thousands):

                                 For the three months     For the six months
                                     ended June 30,         ended June 30,
                                 --------------------    --------------------
                                    1999       1998        1999        1998
                                 --------    --------    --------    --------
Revenues:
     Transaction Processing ..   $ 33,369    $ 19,093    $ 63,989    $ 33,953
     Government ..............      5,210       6,772      10,245      13,037
     Vision ..................        372         112         463         168
                                 --------    --------    --------    --------
           Total .............   $ 38,951    $ 25,977    $ 74,697    $ 47,158
                                 ========    ========    ========    ========
Income (loss) from operations:
     Transaction Processing ..   $  1,511    $ (2,091)   $  2,787    $ (4,745)
     Government ..............        414         879         648       1,162
     Vision ..................         12        (203)       (204)       (581)
     Nonrecurring benefit ....       --           550        --           650
                                 --------    --------    --------    --------
                                    1,937        (865)      3,231      (3,514)
Other income, net ............         47         166          96         311
Interest expense .............       (150)       --          (267)       --
                                 --------    --------    --------    --------
Income (loss) before provision
     for income taxes ........   $  1,834    $   (699)   $  3,060    $ (3,203)
                                 ========    ========    ========    ========
Depreciation and amortization:
     Transaction Processing ..   $    525    $    378    $  1,038    $    774
     Government ..............         46          35          75          70
     Vision ..................         12          24          24          47
     Corporate ...............         90          66         174         154
                                 --------    --------    --------    --------
           Total .............   $    673    $    503    $  1,311    $  1,045
                                 ========    ========    ========    ========
Capital expenditures:
     Transaction Processing ..   $    204    $  1,268    $    440    $  1,651
     Government ..............        197           7         197          12
     Vision ..................          7           5          34           8
     Corporate ...............        223          22         265          58
                                 --------    --------    --------    --------
           Total .............   $    631    $  1,302    $    936    $  1,729
                                 ========    ========    ========    ========


     The following table presents revenues by geographic area based on the location of the use of the product or services.

                                For the three months         For the six months
                                   ended June 30,              ended June 30,
                               ---------------------       ---------------------
                                 1999          1998          1999          1998
                               -------       -------       -------       -------

United States ..........       $33,136       $21,656       $64,881       $39,473
Other Countries ........         5,815         4,321         9,816         7,685
                               -------       -------       -------       -------
      Total ............       $38,951       $25,977       $74,697       $47,158
                               =======       =======       =======       =======


     Customers comprising 10% or more of the Company's total revenues are summarized as follows:


                                           For the three months  For the six months
                                               ended June 30,      ended June 30,
                                           --------------------  ------------------
                                              1999       1998      1999      1998
                                            -------    -------   -------   --------
Transaction Processing Segment:
     McDonald's Corporation ............       42%       34%       46%       31%
     Tricon Corporation ................       23%       21%       21%       23%
Government Segment:
     Department of Defense .............       13%       26%       14%       28%
All Others .............................       22%       19%       19%       18%
                                              ---       ---       ---       ---
                                              100%      100%      100%      100%
                                              ===       ===       ===       ===




                                                        June 30,      December 31,
                                                          1999            1998
                                                        --------      -----------
Identifiable assets:
     Transaction Processing ..................          $84,557          $83,569
     Government ..............................            7,026            6,022
     Vision ..................................            1,489            1,520
     Corporate ...............................            1,333            2,315
                                                        -------          -------
           Total .............................          $94,405          $93,426
                                                        =======          =======


     The following table presents property by geographic area based on the location of the asset.


                                                     June 30,           December 31,
                                                       1999                1998
                                                     -------            -----------

United States ..........................             $86,279             $84,656
Other Countries ........................               8,126               8,770
                                                     -------             -------
      Total ............................             $94,405             $93,426
                                                     =======             =======

 Item 2
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           QUARTER ENDED JUNE 30, 1999
                                  COMPARED WITH
                           QUARTER ENDED JUNE 30, 1998


     The Company reported revenues of $39 million for the second quarter ended June 30, 1999, an increase of 50% from the $26 million reported in the second quarter of 1998. Net income was $1.2 million or diluted earnings per share of $.14 for 1999. This compares to a net loss of $445,000 or a diluted loss per share of $.05 for 1998.

     Product revenues were $24.3 million in 1999, an increase of 103% from the $12 million recorded in 1998. This growth was led by increased domestic sales to McDonald's Corporation. McDonald's "Made for You" initiative has been driving the demand for the Company's products. Higher domestic sales to Tricon
Restaurants also contributed to this increase. Additionally, the Company recorded a 40% increase in international product revenue with growth in Europe, Mexico and the Middle East. McDonald's and Burger King were the primary customers in these international markets. Revenue from the Company's manufacturing/warehousing product line increased 166% as a result of its latest software application release receiving SAP certification. The Company's customers in this area include Boeing, Raytheon and Rapistan.

     Customer service revenues were $9.4 million in 1999, an increase of 30% from the $7.3 million in 1998. The Company recorded higher installation revenue which is directly related to the growth in product revenue discussed above. An increase in Help Desk support revenue was also a contributing factor to the revenue growth. The Company's service offerings include installation, twenty-four hour help desk support and various field and on-site service options.

     Contract revenues were $5.2 million in 1999, a decrease of 23% when compared to the $6.8 million recorded in the same period in 1998. This decrease was due to the completion of a major airfield management contract in the third quarter of 1998. This decrease was partially offset by a $9 million multi-year contract for our Cargo*Mate identification and monitoring system from the Department of Transportation. The Company anticipates a return to growth in this business in the fourth quarter of 1999.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           QUARTER ENDED JUNE 30, 1999
                                  COMPARED WITH
                           QUARTER ENDED JUNE 30, 1998

     Product margins were 35% for 1999 compared to 25% for the same period in 1998. This improvement was due to several factors. The Company benefited from lower component costs and other manufacturing efficiencies due to the increased volume of production. Additionally, the software content of product revenue increased in the second quarter of 1999 when compared to the same period in 1998.

     Customer service margins were 13% in the second quarter of 1999 compared to 15% for the same period in 1998. The Company is continuing its investments in service personnel, training and service integration and help desk capabilities. These initiatives, will enable the Company to support its expanding customer base, maintain its high level of customer satisfaction and improve margins.

     Contract margins were 8% in 1999 compared to 12% for the same period in 1998. The 1998 margins were higher than normal due to a retroactive fee adjustment on a contract.

     Selling, general and administrative expenses were $5.8 million in 1999 versus $4.7 million for the same period in 1998, an increase of 24%. Consistent with its growth plans, the Company has expanded its sales force and increased its marketing efforts in both the POS and Manufacturing/Warehousing areas.

     Research and development expenses were $2.3 million in 1999, an increase of 52% from the $1.5 million recorded for the same period in 1998. The Company has increased its investment in POS software development, including numerous store applications and interfacing store information to the home office. The Company is also investing in software products for interface with SAP enterprise solutions. Research and development costs attributable to government contracts are included in cost of contract revenues.

     Interest expense represents interest charged on the Company's short-term borrowing requirements from banks.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                         SIX MONTHS ENDED JUNE 30, 1999
                                  COMPARED WITH
                         SIX MONTHS ENDED JUNE 30, 1998


     The Company reported revenues of $74.7 million for the six months ended 1999, an increase of 58% from the $47.2 million reported in 1998. Net income was $1.9 million or diluted earnings per share of $.23 for 1999. This compares to a net loss of $2.1 million or a diluted loss per share of $.23 for 1998.

     Product revenues were $46.4 million in 1999, an increase of 133% from the $19.9 million recorded in 1998. This growth was led by increased domestic sales to McDonald's Corporation, Tricon Restaurants and increased sales of the Company's manufacturing/warehousing products. The Company also recorded a 35% increase in international product revenue with growth recorded in several areas including Europe, the Middle East, Mexico and Australia.

     Customer service revenues were $18.1 million in 1999, an increase of 27% from the $14.2 million in 1998. The primary reason for this growth was higher installation revenue which is directly related to the increased product revenue discussed above. Increases in help desk and supply sales also contributed to this growth.

     Contract revenues were $10.2 million in 1999, a decrease of 21% when compared to the $13 million recorded in the same period in 1998. This decrease was due to the completion of a major airfield management contract in the third quarter of 1998. This decrease was partially offset by the Cargo*Mate contract discussed previously.

     Product margins were 36% for 1999 compared to 26% for the same period in 1998. The improved margins were primarily due to lower component costs, favorable product mix and increased software content in 1999. The Company was still selling some older product lines with lower margins in the first half of 1998.

     Customer service margins were 10% for 1999 compared to 12% for the same period in 1998. The Company's investment in its service capabilities continued in the first half of 1999.

     Contract margins were 7% in 1999 compared to 8% for the same period in 1998. As discussed previously, the 1998 margin included the benefit of a retroactive fee adjustment on a contract.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                         SIX MONTHS ENDED JUNE 30, 1999
                                  COMPARED WITH
                         SIX MONTHS ENDED JUNE 30, 1998


     Selling, general and administrative expenses were $11.5 million in 1999 versus $9.2 million for the same period in 1998, an increase of 25%. The Company is continuing to expand its sales and marketing capabilities in both the POS and Manufacturing/Warehouse areas.

     Research and development expenses were $4.5 million in 1999, an increase of 58% from the $2.9 million recorded for the same period in 1998. The Company is investing in POS software applications and software products for interface with SAP enterprise solutions.

     Interest expense represents interest charged on the Company's short-term borrowing requirements from banks.

Liquidity and Capital Resources

     The Company's primary source of liquidity has been from operations. Cash provided by operating activities was $3.5 million in the first six months of 1999, compared to $1.4 million in 1998. During the first half of 1999, cash flow benefited from the collection of accounts receivable, net income for the period and a federal income tax refund. This was partially offset by the increase in inventory levels in anticipation of future demand and to meet the growing service parts requirements as the Company's customer base increases. In 1998, the Company's cash flow benefited from the collection of accounts receivable, a reduction of inventory and the receipt of $1.7 million federal tax refund pertaining to utilization of 1997's net operating loss.

     Cash used in investing activities was $1.1 million for the first six months of 1999 compared to $2.2 million in 1998. In 1999, capital expenditures were for the continued upgrade to the Company's customer service center, for PC equipment and for research and development equipment. In 1998, capital expenditures were primarily for upgrades to the Company's customer service center and for manufacturing equipment.

     Cash used in financing activities was $2.6 million for 1999 compared to $95,000 in 1998. In 1999, the Company reduced its lines of credit obligations by $1.8 million. The Company also repurchased 137,300 shares of its stock for $878,000. In 1998, the Company repaid $195,000 line-of-credit indebtedness and received $100,000 from the exercise of employee stock options.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                         SIX MONTHS ENDED JUNE 30, 1999
                                 COMPARED WITH
                         SIX MONTHS ENDED JUNE 30, 1998


     The Company has line-of-credit agreements, which aggregate $35 million with certain banks, of which $29.4 million were unused at June 30, 1999. The Company believes that it has adequate financial resources to meet its future liquidity and capital requirements.

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                         SIX MONTHS ENDED JUNE 30, 1999
                                  COMPARED WITH
                         SIX MONTHS ENDED JUNE 30, 1998


     The Company is currently in Phase 4 of its program and anticipates completion of this phase by the third quarter of 1999. The Company has established a site on its web page dedicated to Year 2000 Readiness Disclosure. This site is a culmination of Company product analysis and testing results, and can be found at http://www.partech.com/.

     The Company has undergone a review of its internal systems including those which support manufacturing, financial, and general business operations. As a result, the Company has identified some systems which require upgrades to be Year 2000 ready, including certain business software applications. The business application upgrades are in progress, and are accommodated by existing software maintenance contracts with outside providers. The Company anticipates that it will complete its review of its internal systems and expects that all necessary upgrades to ensure Year 2000 compliance will be completed by the third quarter of 1999.

     The Company's analysis to date of key third parties has not revealed any issues which would prevent them from continuing to provide products and services through the Year 2000 transition. Such analysis has included telephone and written inquiries to third parties. As the assessment continues, the Company will determine its vulnerability and establish contingency plans where required and possible. The Company expects any such contingency plans to be developed by the third quarter of 1999. The Company estimates the remaining cost of resolving Year 2000 issues will be approximately $750,000. This will be funded by existing financial resources. The costs to date associated with the Year 2000 effort represent a reallocation of existing Company resources. However failure, delays or increased costs experienced by the Company could have a material adverse effect on the Company's results of operations or financial condition. Additionally the Company cannot guarantee that third parties, upon which the Company relies, will be able to adequately assess and address their Year 2000 compliance issues in a timely manner, the effects of which may also have an adverse impact on the Company's results of operations. As a consequence, the Company can give no assurances that issues related to Year 2000 will not have a material adverse effect on future results of operations or financial condition.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                         SIX MONTHS ENDED JUNE 30, 1999
                                  COMPARED WITH
                         SIX MONTHS ENDED JUNE 30, 1998


Other Matters

     Inflation had little effect on revenues and related costs during the six months of 1999. Management anticipates that margins will be maintained at acceptable levels to minimize the effects of inflation, if any.

     The Company has total interest bearing short-term debt of approximately $5.6 million at June 30, 1999. Management believes that increases in short-term rates could have an adverse effect on the Company's 1999 results.

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


         None during the second quarter of 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.











                                         PAR TECHNOLOGY CORPORATION
                                                (Registrant)









Date:  August 10, 1999



                                         RONALD J. CASCIANO
                                         ------------------
                                         Ronald J. Casciano
                                         Vice President, Chief Financial Officer
                                         and Treasurer