Form 10-Q
period 1999-09-30
PAR TECHNOLOGY CORP
filed 1999-11-12
CIK 708821

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

     For the Quarter Ended September 30, 1999. Commission File Number 1-9720

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

     The number of shares outstanding of registrant's common stock, as of October 29, 1999 - 8,223,005 shares.

                           PAR TECHNOLOGY CORPORATION


                                TABLE OF CONTENTS
                                    FORM 10-Q


                                     PART 1
                              FINANCIAL INFORMATION


   Item Number
   -----------

     Item 1.    Financial Statements

                -  Consolidated Statement of Income for
                   the Three and Nine Months Ended September 30, 1999 and 1998

                - Consolidated Statement of Comprehensive Income for the Three and Nine Months Ended September 30, 1999 and 1998

                -  Consolidated Balance Sheet at
                   September 30, 1999 and December 31, 1998

                -  Consolidated Statement of Cash Flows
                   for the Nine Months Ended September 30, 1999 and 1998

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


     Item 6.    Exhibits and Reports on Form 8-K

     Signatures

     Exhibit Index

PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(In Thousands Except Per Share Amounts)
(Unaudited)

                                             For the three months      For the nine months
                                              ended September 30,       ended September 30,
                                             --------------------      --------------------
                                               1999         1998         1999        1998
                                               ----         ----         ----        ----
Net revenues:
     Product ...........................   $  19,226    $  19,683    $  65,590    $  39,599
     Service ...........................       8,674        7,703       26,762       21,908
     Contract ..........................       4,682        6,077       14,927       19,114
                                           ---------    ---------    ---------    ---------
                                              32,582       33,463      107,279       80,621
                                           ---------    ---------    ---------    ---------
Costs of sales:
     Product ...........................      12,331       13,779       41,916       28,453
     Service ...........................       8,237        6,693       24,522       19,262
     Contract ..........................       4,455        5,171       14,007       17,145
                                           ---------    ---------    ---------    ---------
                                              25,023       25,643       80,445       64,860
                                           ---------    ---------    ---------    ---------
           Gross margin ................       7,559        7,820       26,834       15,761
                                           ---------    ---------    ---------    ---------
Operating expenses:
     Selling, general and administrative       5,289        4,874       16,785       14,103
     Research and development ..........       2,003        1,399        6,551        4,275
     Non-recurring benefit .............           -         (157)           -         (807)
                                           ---------    ---------    ---------    ---------
                                               7,292        6,116       23,336       17,571
                                           ---------    ---------    ---------    ---------
Income (loss) from operations ..........         267        1,704        3,498       (1,810)
Other income, net ......................         238           94          334          405
Interest expense .......................        (101)           -         (368)           -
                                           ---------    ---------    ---------    ---------

Income (loss) before provision for
  income taxes .........................         404        1,798        3,464       (1,405)
Provision (benefit) for income taxes ...        (349)         632          771         (499)
                                           ---------    ---------    ---------    ---------
Net income (loss) ......................   $     753    $   1,166    $   2,693    $    (906)
                                           =========    =========    =========    =========

Earnings (loss) per share
     Diluted ...........................   $     .09    $     .13    $     .31    $    (.10)
                                           =========    =========    =========    =========
     Basic .............................   $     .09    $     .13    $     .32    $    (.10)
                                           =========    =========    =========    =========

Weighted average shares outstanding
     Diluted ...........................       8,595        8,959        8,580        8,878
                                           =========    =========    =========    =========
     Basic .............................       8,412        8,841        8,435        8,878
                                           =========    =========    =========    =========

PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(In Thousands)
(Unaudited)

                                             For the three months      For the nine months
                                              ended September 30,       ended September 30,
                                             --------------------      -------------------
                                               1999         1998         1999        1998
                                               ----         ----         ----        ----

Net income (loss) ......................   $     753    $   1,166    $   2,693    $    (906)
   Other comprehensive income (loss),
    net of tax:
     Foreign currency translation
      adjustments ......................         (48)         (22)         (85)         (13)
                                           ---------    ---------    ---------    ---------
Comprehensive income (loss) ............   $     705    $   1,144    $   2,608    $    (919)
                                           =========    =========    =========    =========

PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(In Thousands Except Share Amounts)

                                                            September 30,
                                                                1999      December 31,
                                                            (Unaudited)       1998
                                                            -----------   -----------
Assets
Current Assets:
     Cash ................................................   $  1,032    $  1,298
     Accounts receivable-net .............................     38,531      47,137
     Inventories .........................................     33,366      27,260
     Deferred income taxes ...............................      4,546       3,208
     Other current assets ................................      2,246       1,367
                                                             --------    --------
         Total current assets ............................     79,721      80,270

Property, plant and equipment - net ......................      9,054       8,465
Other assets .............................................      4,202       4,691
                                                             --------    --------
                                                             $ 92,977    $ 93,426
                                                             ========    ========
Liabilities and Shareholders' Equity
Current Liabilities:
     Notes payable .......................................   $  7,823    $  7,387
     Accounts payable ....................................      5,710       9,789
     Accrued salaries and benefits .......................      3,799       4,731
     Accrued expenses ....................................      2,825       3,427
     Income taxes payable ................................      2,411         273
     Deferred service revenue ............................      5,349       4,376
                                                             --------    --------
         Total current liabilities .......................     27,917      29,983
                                                             --------    --------
Deferred income taxes ....................................        483         617
                                                             --------    --------

Shareholders' Equity:
     Common stock, $.02 par value,
       19,000,000 shares authorized;
       9,516,711 and 9,513,571 shares issued
       8,414,505 and 8,548,665 outstanding ...............        190         190
     Preferred stock, $.02 par value,
       1,000,000 shares authorized .......................          -           -
     Capital in excess of par value ......................     28,071      28,050
     Retained earnings ...................................     42,915      40,222
     Accumulative comprehensive income ...................       (632)       (547)
     Treasury stock, at cost, 1,102,206 and 964,906 shares     (5,967)     (5,089)
                                                             --------    --------
         Total shareholders' equity ......................     64,577      62,826
                                                             --------    --------
                                                             $ 92,977    $ 93,426
                                                             ========    ========

PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(In Thousands)
(Unaudited)

                                                            For the nine months
                                                            ended September 30,
                                                            -------------------
                                                              1999       1998
                                                            -------    -------
Cash flows from operating activities:
   Net income (loss) ....................................   $ 2,693    $  (906)
   Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation and amortization ......................     2,061      1,731
Provision for obsolete inventory ........................     2,981      2,067
     Translation adjustments ............................       (85)       (13)
    Increase (decrease) from changes in:
       Accounts receivable-net ..........................     8,606     (7,033)
       Inventories ......................................    (9,087)      (768)
       Income tax refund claims .........................         -        (411)
       Other current assets .............................      (879)       208
       Other assets .....................................       (77)      (582)
       Accounts payable .................................    (4,079)       295
       Accrued salaries and benefits ....................      (932)       484
       Accrued expenses .................................      (602)       (56)
       Income taxes payable .............................     2,138          -
       Deferred service revenue .........................       973        695
       Deferred income taxes ............................    (1,472)     2,856
                                                            -------    -------
        Net cash provided (used) by operating activities      2,239     (1,433)
                                                            -------    -------
   Cash flows from investing activities:
     Capital expenditures ...............................    (1,681)    (2,607)
     Capitalization of software costs ...................      (403)      (766)
                                                            -------    -------
        Net cash used in investing activities ...........    (2,084)    (3,373)
                                                            -------    -------
   Cash flows from financing activities:
     Net borrowings under line-of-credit agreements .....       436      3,483
     Proceeds from the exercise of stock options ........        21        177
     Acquisition of treasury stock ......................      (878)    (1,235)
                                                            -------    -------
         Net cash provided (used) by financing activities      (421)     2,425
                                                            -------    -------
    Net decrease in cash and cash equivalents ...........      (266)    (2,381)
    Cash and cash equivalents at beginning of year ......     1,298      3,977
                                                            -------    -------
    Cash and cash equivalents at end of period ..........   $ 1,032    $ 1,596
                                                            =======    =======

   Supplemental disclosures of cash flow information:
   Cash paid during the year for:
     Interest ...........................................   $   362    $    12
     Income taxes, net of refunds .......................      (115)    (2,891)

                   PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The statements for the three and nine months ended September 30, 1999 and 1998 are unaudited; in the opinion of the Company such unaudited statements include all adjustments (which comprise only normal recurring accruals) necessary for a fair presentation of the results for such periods. The consolidated financial statements for the year ending December 31, 1999 are subject to adjustment at the end of the year when they will be audited by independent accountants. The results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 1999. The consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes for the years ended in December 31, 1998 and 1997 included in the Company's December 31, 1998 Annual Report to the Securities and Exchange Commission on Form 10-K.
     Earnings per share are based on the weighted average number of shares outstanding plus common stock equivalents under the Company's stock option plans.

2. Inventories are used in the manufacture and service of Transaction Processing products. The components of inventory, net of related reserves, consist of the following:


                                               (In Thousands)
                                               --------------

                                     September 30,         December 31,
                                         1999                  1998
                                     ------------          -----------

Finished goods                        $    8,772            $    7,377
Work in process                            3,286                 2,234
Component parts                            6,302                 7,342
Service parts                             15,006                10,307
                                      ----------            ----------
                                      $   33,366            $   27,260
                                      ==========            ==========


     At September 30, 1999 and December 31, 1998, the Company had recorded reserves for obsolete inventory of $3,652,000 and $2,123,000, respectively.

                   PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


3. Certain reclassifications have been made to conform the prior period financial statements with the current year presentation.

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

     Information as to the Company's operations in these three segments is set forth below (in thousands):

                                   For the three months       For the nine months
                                    ended September 30,       ended September 30,
                                   --------------------       -------------------
                                     1999         1998        1999         1998
                                     ----         ----        ----         ----
Revenues:
     Transaction Processing ..   $  27,855    $  27,073    $  91,844    $  61,026
     Government ..............       4,682        6,077       14,927       19,114
     Vision ..................          45          313          508          481
                                 ---------    ---------    ---------    ---------
           Total .............   $  32,582    $  33,463    $ 107,279    $  80,621
                                 =========    =========    =========    =========

Income (loss) from operations:
     Transaction Processing ..   $     175    $     632    $   2,962    $  (4,113)
     Government ..............         292          983          940        2,145
     Vision ..................        (200)         (68)        (404)        (649)
     Nonrecurring benefit ....           -          157            -          807
                                 ---------    ---------    ---------    ---------
                                       267        1,704        3,498       (1,810)
Other income, net ............         238           94          334          405
Interest expense .............        (101)           -         (368)           -
                                 ---------    ---------    ---------    ---------
Income (loss) before provision
     for income taxes ........   $     404    $   1,798    $   3,464    $  (1,405)
                                 =========    =========    =========    =========

Depreciation and amortization:
     Transaction Processing ..   $     568    $     401    $   1,606    $   1,176
     Government ..............          41           23          116           93
     Vision ..................           7           26           31           73
     Corporate ...............         134          236          308          389
                                 ---------    ---------    ---------    ---------
           Total .............   $     750    $     686    $   2,061    $   1,731
                                 =========    =========    =========    =========

Capital expenditures:
     Transaction Processing ..   $     303    $     784    $     743    $   2,435
     Government ..............         162           33          359           45
     Vision ..................           7            1           41            9
     Corporate ...............         273           61          538          118
                                 ---------    ---------    ---------    ---------
           Total .............   $     745    $     879    $   1,681    $   2,607
                                 =========    =========    =========    =========


     The following table presents revenues by geographic area based on the location of the use of the product or services.

                                   For the three months      For the nine months
                                   ended September 30,        ended September 30,
                                   -------------------       -------------------
                                    1999         1998         1999         1998
                                    ----         ----         ----         ----

     United States               $  24,631    $  27,664    $  89,512    $  67,137
     Other Countries                 7,951        5,799       17,767       13,484
                                 ---------    ---------    ---------    ---------
           Total                 $  32,582    $  33,463    $ 107,279    $  80,621
                                 =========    =========    =========    =========

     Customers comprising 10% or more of the Company's total revenues are summarized as follows:


                                   For the three months  For the nine months
                                    ended September 30,  ended September 30,
                                    -------------------  -------------------
                                        1999      1998     1999      1998
                                      -------   -------  -------   -------
Transaction Processing Segment:
     McDonald's Corporation ...         32%       48%       42%       38%
     Tricon Corporation .......         32%       15%       25%       20%
Government Segment:
     Department of Defense ....         14%       18%       14%       24%
All Others ....................         22%       19%       19%       18%
                                       ---       ---       ---       ---
                                       100%      100%      100%      100%
                                       ===       ===       ===       ===



                                      September 30,        December 31,
                                          1999                1998
                                      ------------         -----------
Identifiable assets:
     Transaction Processing            $  83,638           $  83,569
     Government ...........                6,628               6,022
     Vision ...............                1,155               1,520
     Corporate ............                1,556               2,315
                                       ---------           ---------
           Total ..........            $  92,977           $  93,426
                                       =========           =========




     The following table presents property by geographic area based on the location of the asset.

                                       September 30,       December 31,
                                           1999               1998
                                       ------------        -----------


     United States                     $  82,979           $  84,656
     Other Countries                       9,998               8,770
                                       ---------           ---------
           Total                       $  92,977           $  93,426
                                       =========           =========

Item 2
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                        QUARTER ENDED SEPTEMBER 30, 1999
                                  COMPARED WITH
                        QUARTER ENDED SEPTEMBER 30, 1998


     The Company reported revenues of $32.6 million for the third quarter ended September 30, 1999, a decrease of 3% from the $33.5 million reported in the third quarter of 1998. Net income was $753,000 and diluted earnings per share were $.09 for 1999. This compares to a net income of $1.2 million and diluted earnings per share of $.13 for 1998.

     Product revenues were $19.2 million in 1999, a decrease of 3% from the $19.7 million recorded in 1998. This decline was primarily due to lower domestic sales to McDonald's Corporation. McDonald's "Made for You" initiative is nearing completion. Higher domestic sales to Tricon Restaurants partially offset this decline. The Company's international business reported a 35% growth in product revenue in the third quarter of 1999 compared to a year ago. Tricon, Burger King and Wendy's were the major customers contributing to this increase abroad. Revenue from the Company's Industrial Software product line increased 45% as the Company's SAP certified software, TranSend gained customer acceptance. The Company's Industrial customers in the third quarter of 1999 include Raytheon and Rapistan.

     Customer service revenues were $8.7 million in 1999, an increase of 13% from the $7.7 million in 1998. POS support revenue was a major factor contributing to this revenue growth. Service revenue also grew in international markets consistent with the increase in international product sales discussed above. The Company's service offerings include installation, twenty-four hour help desk support and various field and on-site service options.

     Contract revenues were $4.7 million in 1999, a decrease of 23% when compared to the $6.1 million recorded in the same period in 1998. This decrease was due to the completion of a major airfield management contract in the third quarter of 1998. This decrease was partially offset by a $9 million multi-year contract for our Cargo*Mate identification and monitoring system from the Department of Transportation. The Company was recently awarded a $24 million, multi-year contract involving the support of Naval Communications Systems in the Pacific. This contract, which commences in the fourth quarter of 1999, will stimulate future growth of the government business.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                        QUARTER ENDED SEPTEMBER 30, 1999
                                  COMPARED WITH
                        QUARTER ENDED SEPTEMBER 30, 1998


     Product margins were 36% for 1999 compared to 30% for the same period in 1998. The Company benefited from lower component costs, other manufacturing efficiencies and favorable product mix.

     Customer service margins were 5% in the third quarter of 1999 compared to 13% for the same period in 1998. The Company is continuing its investments in service personnel, training and service integration and help desk capabilities. Additionally, greater than planned use of third party service providers in the third quarter of 1999 contributed to the margin decline. The Company does not expect this trend to continue in the future and anticipates improved margins.

     Contract margins were 5% in 1999 compared to 15% for the same period in 1998. The 1998 margins were higher than normal due to a retroactive fee adjustment on a certain contract.

     Selling, general and administrative expenses were $5.3 million in 1999 versus $4.9 million for the same period in 1998, an increase of 9%. The Company has expanded its sales force and increased its marketing efforts in both the POS and Industrial Software areas.

     Research and development expenses were $2 million in 1999, an increase of 43% from the $1.4 million recorded for the same period in 1998. The Company continues to increase its investment in POS software development, including numerous store applications and interfacing store information to the home office. The Company is also investing in software products for interface with industry leading enterprise solutions. Research and development costs attributable to government contracts are included in cost of contract revenues.

     Interest expense of $101,000 represents interest charged on the Company's short-term borrowing requirements from banks.

     The Company's tax provision includes a one-time tax benefit of $500,000 or $.06 earnings per share relating to the finalization of the Company's 1998 tax return.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                      NINE MONTHS ENDED SEPTEMBER 30, 1999
                                  COMPARED WITH
                      NINE MONTHS ENDED SEPTEMBER 30, 1998


     The Company reported revenues of $107.3 million for the nine months ended 1999, an increase of 33% from the $80.6 million reported in 1998. Net income was $2.7 and diluted earnings per share were $.31 for 1999. This compares to a net loss of $906,000 and a diluted loss per share of $.10 for 1998.

     Product revenues were $65.6 million in 1999, an increase of 66% from the $39.6 million recorded in 1998. This growth was led by increased domestic sales to McDonald's Corporation, Tricon Restaurants and increased sales of the Company's Industrial Software products. The Company also recorded a 35% increase in international product revenue with growth recorded in several areas including Europe, the Middle East and Mexico.

     Customer service revenues were $26.8 million in 1999, an increase of 22% from the $21.9 million in 1998. The Company recorded higher installation revenue that was directly related to the increased product revenue discussed above. Increased POS support contracts and supply sales also contributed to this growth.

     Contract revenues were $14.9 million in 1999, a decrease of 22% when compared to the $19.1 million recorded in the same period in 1998. This decrease was due to the completion of a major airfield management contract in the third quarter of 1998. This decrease was partially offset by the Cargo*Mate contract discussed previously.

     Product margins were 36% for 1999 compared to 28% for the same period in 1998. The improved margins were primarily due to lower component costs and other manufacturing efficiencies. Increased software content also contributed to the improved margins.

     Customer service margins were 8% for 1999 compared to 12% for the same period in 1998. The Company's investment in its service capabilities continued in the first three quarters of 1999. Additionally, the use of third party service providers contributed to the decline in margin as discussed above.

     Contract margins were 6% in 1999 compared to 10% for the same period in 1998. As discussed previously, the 1998 margin included the benefit of a retroactive fee adjustment on a contract.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                      NINE MONTHS ENDED SEPTEMBER 30, 1999
                                  COMPARED WITH
                      NINE MONTHS ENDED SEPTEMBER 30, 1998


     Selling, general and administrative expenses were $16.8 million in 1999 versus $14.1 million for the same period in 1998, an increase of 19%. The Company has invested in its sales and marketing capabilities in both the POS and Industrial Software areas.

     Research and development expenses were $6.6 million in 1999, an increase of 53% from the $4.3 million recorded for the same period in 1998. The Company is investing in POS software applications and software products for interface with SAP enterprise solutions. Additionally, the amount required to be capitalized under Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed was less in 1999 when compared to 1998.

     Interest expense of $368,000 in 1999 represents interest charged on the Company's short-term borrowing requirements from banks.

Liquidity and Capital Resources

     The Company's primary source of liquidity has been from operations. Cash provided by operating activities was $2.2 million in the first nine months of 1999, compared to cash used in operating activities of $1.4 million in 1998. During the first nine months of 1999, cash flow benefited from the collection of accounts receivable, net income for the period and a federal income tax refund. This was partially offset by the increase in inventory levels in anticipation of future demand and to meet the growing service parts requirements as the Company's customer base increases. In 1998, the Company's cash flow was impacted by an increase in accounts receivable due to growth in product revenue. This was partially offset by the receipt of a $2.5 million federal tax refund pertaining to utilization of 1997's net operating loss.

     Cash used in investing activities was $2.1 million for the first nine months of 1999 compared to $3.4 million in 1998. In 1999, capital expenditures were for the continued upgrade to the Company's customer service center, for PC equipment and for research and development equipment. In 1998, capital expenditures were primarily for upgrades to the Company's customer service center and for manufacturing equipment.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                      NINE MONTHS ENDED SEPTEMBER 30, 1999
                                 COMPARED WITH
                      NINE MONTHS ENDED SEPTEMBER 30, 1998


     Cash used in financing activities was $421,000 for 1999 compared to cash provided by financing activities of $2.4 million in 1998. In 1999, the Company increased its lines of credit obligations by $436,000. The Company also repurchased 137,300 shares of its stock for $878,000. In 1998, the Company borrowed an additional $3.5 million on its lines of credit and received $177,000 from the exercise of employee stock options. Additionally in 1998, the Company spent $1.2 million to repurchase 213,600 shares of its stock.

     The Company has line-of-credit agreements, which aggregate $35 million with certain banks, of which $27.2 million were unused at September 30, 1999. The Company believes that it has adequate financial resources to meet its future liquidity and capital requirements.

     Year 2000 Disclosure- The "Year 2000 problem" exists because many computer programs use only the last two digits to refer to a year. Therefore these computer programs do not properly recognize a year beginning with "20", instead of the familiar "19". The Year 2000 problem affects virtually all computer systems, processes, and products in all segments of society.

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                      NINE MONTHS ENDED SEPTEMBER 30, 1999
                                  COMPARED WITH
                      NINE MONTHS ENDED SEPTEMBER 30, 1998


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

     The Company has virtually completed Phase 4 of its program and has begun Phase 5 of the program-post implementation follow-up. The Company has established a site on its web page dedicated to Year 2000 Readiness Disclosure. This site is a culmination of Company product analysis and testing results, and can be found at http://www.partech.com/.

     The Company has undergone a review of its internal systems, including those which support manufacturing, financial, and general business operations. The Company identified systems which required upgrades to be Year 2000 ready, including certain business software applications. The business application upgrades are nearly complete, and are accommodated by existing software maintenance contracts with outside providers.

     The Company completed its analysis of key third parties which did not reveal any issues that would prevent them from continuing to provide products and services through the Year 2000 transition. Such analysis included telephone and written inquiries to third parties. The Company has completed contingency planning for all critical internal operations and third party suppliers. The Company estimates that the remaining cost of resolving Year 2000 issues will be approximately $100,000. This will be funded by existing financial resources. The costs to date associated with the Year 2000 effort represent a reallocation of existing Company resources. However failure, delays or increased costs experienced by the Company could have a material adverse effect on the Company's results of operations or financial condition. Additionally the Company cannot guarantee that third parties, upon which the Company relies, have been able to

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                      NINE MONTHS ENDED SEPTEMBER 30, 1999
                                  COMPARED WITH
                      NINE MONTHS ENDED SEPTEMBER 30, 1998


adequately assess and address their Year 2000 compliance issues in a timely manner, the effects of which may also have an adverse impact on the Company's results of operations. As a consequence, the Company can give no assurances that issues related to Year 2000 will not have a material adverse effect on future results of operations or financial condition.

Other Matters

     Inflation had little effect on revenues and related costs during the nine months of 1999. Management anticipates that margins will be maintained at acceptable levels to minimize the effects of inflation, if any.

     The Company has total interest bearing short-term debt of approximately $7.8 million at September 30, 1999. Management believes that increases in short-term rates could have an adverse effect on the Company's 1999 results.

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





     None during the third quarter of 1999.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                             PAR TECHNOLOGY CORPORATION
                                                   (Registrant)





Date:  November 10, 1999



                                        RONALD J. CASCIANO
                                        ------------------
                                        Ronald J. Casciano
                                        Vice President, Chief Financial Officer
                                        and Treasurer