Form 10-K
period 1999-12-31
PAR TECHNOLOGY CORP
filed 2000-03-27
CIK 708821

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the Fiscal Year Ended December 31, 1999.
                                       OR

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     The aggregate market value of the voting stock held by non-affiliates of the registrant based on the average price as of March 10, 2000 - $18,634,000 million.

     The number of shares outstanding of registrant's common stock, as of March 10, 2000 - 8,008,605 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's proxy statement in connection with its 2000 annual meeting of stockholders are incorporated by reference into Part III.

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

                                     PART IV

         Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
         Signatures

                           PAR TECHNOLOGY CORPORATION

                                     PART I


Item 1:  Business

     PAR Technology Corporation ("PAR" or the "Company") is a leading provider of professional services and enterprise business intelligence software. PAR develops, markets and supports software products that improve the ability of business professionals to make timely, fact-based business decisions, and is the world's largest supplier of Point-of-Sale systems to the quick service restaurant market with over 25,000 systems installed in 95 countries. PAR also focuses on the design, development, manufacture, sales and support of Enterprise Application Integration (EAI) solutions to Fortune 500 manufacturing, retailing and distribution concerns.

     The Company is also a leading provider of computer based system design and engineering services to the Department of Defense and Federal Government Agencies. Through its government-sponsored development work, PAR has generated significant technologies with commercial applications, from the transaction information processing capability underlying its primary business, to advanced vision technology currently being implemented in the Company's proprietary Automatic On-Line X-Ray Inspection System for use in the food packaging processes. PAR Technology Corporation's stock is traded on the New York Stock Exchange under the symbol PTC.

     Information concerning the Company's industry segments for the three years ended December 31, 1999 is set forth in Note 11 to the Consolidated Financial Statements included elsewhere herein.

     The Company's corporate headquarters offices are located at PAR Technology Park, 8383 Seneca Turnpike, New Hartford, New York 13413-4991, telephone number
(315) 738-0600. Unless the context otherwise requires, the term "PAR" or "Company" as used herein, means PAR Technology Corporation and its wholly-owned Subsidiaries.

                         Transaction Processing Segment

     PAR, through its wholly owned subsidiary ParTech, Inc., is a leading provider of integrated solutions to the quick service restaurant industry and also provides industrial solutions for Fortune 500 Corporations. The Company's Point-of-Sale (POS) restaurant management technology integrates both cutting edge software applications and the Company's industry leading Pentium(R) based hardware platform. This restaurant management system can host fixed as well as wireless order-entry terminals and may include video monitors, third party supplied peripherals networked via an Ethernet LAN and is accessible to enterprise-wide network configurations. For Fortune 500 industrial concerns, PAR designs and implements complex integrated transaction processing solutions incorporating its data collection and management software that provide real-time connectivity with multiple host computers, diverse legacy applications software and "best-of-breed" software and data input hardware technologies. PAR further provides extensive systems integration and professional service capabilities to design, tailor and implement solutions that enable its customers to manage, from a central location, all aspects of data collection and processing for single or multiple site enterprises.

Products

     The industry requirements of the major quick service chains include rugged, reliable point of sale systems capable of recording, transmitting and coordinating large numbers of orders for quick delivery. The Company's integrated management systems permit its Quick Service Restaurant (QSR) customers to configure their restaurant technology systems to meet their order-entry, menu, food preparation and delivery coordination requirements while retaining all pertinent data concerning the transactions at the respective restaurant. PAR's restaurant systems are the result of over 20 years of experience and an in-depth understanding of the restaurant market. This knowledge and expertise is reflected in its product architectural design, development capability and systems integration skills.

     Software. PAR's most recent software applications are included in the iN.fusion suite, consisting of three separate applications- iNtouch, iNform and iNsite. The iNtouch(TM) product which contains rich features and functions such as real time mirror imaging of critical data, on-line graphical help, interactive diagnostics including real time monitoring of restaurant operations through user defined parameters as well as intuitive graphical user interfaces. In addition, iNform(TM), PAR's backoffice or management software, offers a manager's station application that includes such functionality as labor scheduling and inventory management. The software also maintains in-store communications between PAR's hardware terminals, remote printers and displays, and back office PCs through an Ethernet LAN. The Company's newest software application, iNsite(TM), is operational Decisionware for the entire enterprise and provides automation of management reporting and process integration. The Company's other POS software, GT, is the predominant software in the quick service restaurant industry, installed in over 25,000 restaurants in 95 countries. The features and functions of GT are extensive and integrate a high degree of flexibility for the transport and display of orders in real-time and for the design and integration of the Company's display data-entry hardware terminals.

     Hardware. The Company's hardware platform system, POS 4, is a state-of-the-art 64 bit Pentium(R) designed system, engineered to handle the most powerful applications of the restaurant industry. POS 4 is an open architecture hardware platform with industry standard components, is compatible with the most popular operating systems, and is the first POS hardware system to be certified by Microsoft(R) as Windows(R) NT Compliant(R). The POS hardware supports a distributed processing environment and incorporates an advanced restaurant technology system, utilizing Intel microprocessors, standard PC expansion slots, Ethernet LAN and standard Centronics printer ports. The system increases its industry standard components with features for restaurant applications such as multiple video ports. The POS system utilizes distributed processing architecture to integrate a broad range of PAR and third-party peripherals and is designed to withstand the harsh restaurant environment. The hardware platform has a favorable price-to-performance ratio over the life of the system as a result of its PC compatibility, ease of expansion and use and high reliability design.

     Display terminals process and track customer orders, process employee timekeeping records, and provide on-screen production and labor scheduling. Terminals are designed with a touch screen rather than a fixed position keyboard, allowing greater flexibility in menu design. The POS touch screen configuration allows a restaurant manager to easily reconfigure or alter the Menus to add new food items or provide combination meals without reprogramming the system. Wireless hand-held terminals permit restaurant employees to take orders while customers are waiting or in drive-thru lines, thus increasing the speed of service, as the customer's food order is complete by the time he or she reaches the counter and pays for the order. This system also utilitizes video monitors, printers and various other devices that can be added to a LAN. The manager can use a standard microcomputer to collect and report on store-generated data.

     Systems Integration and Professional Services. The Company utilizes its systems integration and engineering expertise in developing functions and interfaces for its restaurant technology products to meet diverse customer requirements. The Company works in unison with its customers to identify and address the latest developments in restaurant technology by creating interfaces to equipment, including innovations such as automated cooking and drink dispensing devices, customer-activated terminals and order display units located inside and outside of the restaurant. The Company provides its systems integration expertise to interface specialized components, such as television monitors, coin dispensers and non-volatile memory for journalizing transaction data, as may be required in some international applications. Through its Professional Services organization, the Company also integrates the restaurant manager's back office computer, as well as corporate home office computers, as management information requirements dictate.

Manufacturing/Warehousing Transaction Processing Systems

     The Company's manufacturing/warehousing automated data collection business provides enabling and applications software and systems integration services to a diverse customer base that includes: process manufacturing; discrete manufacturing; gaming industry; and warehousing end users through distributed enterprise networks. The Company's primary industrial product offering is its Transaction Processing System data collection enabling software package (available for both Windows NT and IBM OS/2). The Transaction Processing System product is an open platform, middleware application that provides connectivity across multiple non-compatible host computers, including those manufactured by International Business Machines Corporation, Hewlett-Packard Company, and Compaq Corporation. PAR's Transaction Processing System software also provides connectivity among diverse MRP II, MES, and ERP programs (such as SAP, J.D. Edwards and PRISM) and fixed-base and handheld RF data collection terminals, including those sold by Intermec Corporation, Percon, Inc., Symbol Technologies, Inc. and Telxon Corporation. PAR's middleware offers simplified system use and operations while maintaining system speed in complex transaction processing environments. This software package provides a flexible and highly functional platform for on-line transaction processing applications such as distribution time and attendance, inventory control, warehousing, job status, scheduling and quality control. Data can be directly read from and written to host databases, as well as forwarded to managers, who can respond quickly to production deviations based on real-time information. PAR has also partnered with Compaq Computer Corp. to provide a business solution that integrates radio-frequency and fixed-base data collection into the SAP R/3 ERP package. PAR is the first company in North America to be CA-ADC (Cross Application-Automated Data
Collection) certified for the most current SAP R/3 release, 4.0B. This certification includes a demonstrated interface to three widely used SAP modules
- Material Management, Human Resources, and Warehouse Management - as well as extensive demonstrated used of the ALE (application link enabling) interface. The Company offers professional services for implementing data collection hardware and its software for its clients. PAR's team of systems engineers, application developers, and product support personnel have experience in providing optimal system integration solutions, and work closely with customer personnel to define requirements, identify solutions, and implement solutions based on the customer's needs. PAR's services include site surveys, radio frequency surveys, project management, LAN support services, installation and training.

Installation and Training

     In the U.S., Canada, Europe, South Africa, Australia and Asia, PAR personnel provide installation, training, and integration services, on a fixed-fee basis, as a normal part of the equipment purchase agreement. In certain areas of North and South America, Europe and Asia, the Company provides these integration services through third parties.

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

Marketing

     Restaurant Technology. Sales in the restaurant technology market are usually generated by first obtaining the acceptance of the restaurant chain as an approved vendor. Upon approval, marketing efforts are then directed to franchisees of the chain. Sales efforts are also directed toward franchisees of chains for which the Company is not an approved vendor. The Company employs direct sales personnel in five sales groups. The National Accounts Group works with major restaurant chain customers. The North and South American Sales Group targets franchisees of the major restaurant chain customers, franchisees of other major chains, as well as smaller chains. The International Sales Group seeks sales to major customers with restaurants overseas and to international chains that do not have a presence in the United States. The New Accounts Group seeks sales to major new corporate accounts. The Company's Reseller network works exclusively with third party dealers and value added resellers throughout the country.

     Industrial Software. The Company's direct sales efforts in the industrial software market is generally focused on the highest level of the customer's executive management. Substantial lead-time is required in sales efforts due to the fact that automation equipment is normally fitted into the manufacturing or warehousing environment as a plant is constructed. The Company has also entered into strategic marketing relationships with several companies, including Intermec Corporation, Telxon Corporation, Symbol Technologies, Inc., and Intelligent Instrumentation Co. PAR has also partnered with Compaq Computer
Corp. to provide software products that target the rapidly growing SAP marketplace.

Competition

     Competition in the transaction processing market is based primarily on functionality, reliability, quality, performance, price of products, and service and support. The Company believes that its principal competitive advantages include its focus on a total restaurant management solution offering, advanced development capabilities, industry knowledge and expertise, product reliability, a direct sales force and the quality of its support and quick service response. The markets in which the Company competes are highly competitive. In most of our major accounts there are currently several approved suppliers who offer some form of sophisticated restaurant technology system similar to the Company's. With respect to Taco Bell Corp. however, PAR has had an exclusive relationship since 1985 with PAR systems currently installed in approximately 90% of Taco Bell corporate and franchise restaurants. Over the last few years the franchisee ownership percentage within the Taco Bell organization has increased and now approximately 80 % of the stores are owned by franchisees. With this change in ownership there are now some franchisees who would like the corporation to approve one or more additional vendors for both service and equipment thereby allowing them a possible alternative to PAR.

     Major competitors include Panasonic, International Business Machines Corporation, Radiant Systems, Inc., NCR, Micros Systems Inc. and Aspeon, Inc. The Company believes that the manufacturing/warehousing data collection market is highly fragmented.

Backlog

     At December 31, 1999, the Company's backlog of unfilled orders for the Transaction Processing segment was approximately $6,900,000 compared to $13,100,000 a year ago. Most of the present orders will be delivered in 2000. Transaction Processing segment orders are generally of a short-term nature and are usually booked and shipped in the same fiscal year.

Research and Development

     The highly technical nature of the Company's transaction processing products requires a significant and continuous research and development effort. Research and development expenses on internally funded projects were approximately $7,743,000 in 1999, $5,526,000 in 1998 and $3,854,000 in 1997. See
Note 1 to the Consolidated Financial Statements incorporated herein by reference for discussion on Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.

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

                               Government Segment

     PAR has two wholly owned subsidiaries in the government business segment, PAR Government Systems Corporation (PGSC) and Rome Research Corporation (RRC). These companies provide the U.S. Department of Defense (DoD) and other federal and state government organizations, with a wide range of technical products and services. Some of the more significant areas that the Company is involved with include design, development and systems integration of state-of-the-art data processing systems, advanced research and development for high-technology projects, software development/testing, engineering services, and operation and maintenance for government facilities. The Company's offerings cover the entire development cycle for Government systems - requirements analysis, design specification, development, implementation, installation, test and evaluation.

Signal & Image Processing (SIP)

     SIP deals with the development and implementation of complex sensor systems and the collection and analysis of sensor data. The group leads in developing and implementing target detection and tracking algorithms for radar, infrared, electro-optical, multispectral, and hyperspectral sensor systems. It has developed sensor concepts, algorithms, and real-time systems to address the difficult problems of finding low-contrast targets against clutter background (e.g., finding cruise missiles, fighter aircraft, and personnel against heavy terrain backgrounds) and detecting man-made objects in dense foliage. Through key contracts from the Defense Advanced Research Project Agency (DARPA), the U.S. Army, and the U.S. Navy, the Company creates real-time data collection and analysis systems including the development and deployment of multispectral and hyperspectral sensors.

Geospatial Software and Modeling (GS&M)

     The GS&M business sector performs water resources modeling, Geographic Information Systems (GIS) database management, and geospatial information technology development. An advanced GIS-based environmental modeling and mapping capability supports flood mapping and water quality applications. In particular, the Company's Flood*Ware(TM) software tool and methodology is being employed in New York State in support of Federal Emergency Management Agency's flood map modernization program. Also, similar GIS software tools and data integration techniques are used in support of water quality modeling and assessment applications. Under a series of contracts and task orders sponsored by various DoD agencies, this group provides engineering services in the areas of digital topographic data evaluations, geospatial data modeling, software prototyping, and software engineering.

Information Systems and Technology (IS&T)

     IS&T researches, develops and applies advanced technology solutions addressing specific problems in the area of multi-sensor information processing and exploitation. This includes the development and integration of algorithms, advanced prototype applications, and systems that process and exploit imagery, Electro-Optical/Infrared, radar, video, and multi-hyperspectral data. IS&T is the system integrator for the Image Exploitation 2000 facility at the Air Force Research Laboratory-Rome Research Site; a key developer of the National Imagery and Mapping Agency's Image Product Library that provides access to a "virtual" network of archives/libraries in support of the operational users of imagery. Since 1986, the Company has been a key contributor to the full-scale engineering development for the Joint Surveillance Target Attack Radar System (Joint STARS) program, providing systems engineering algorithm and software development and data handling for both moving target indicator and synthetic aperture radar technologies that detect track and target ground vehicles.

Logistics Management Systems (LMS)

     LMS is focused on the design, development, and deployment of the Cargo*Mate(TM) intermodeal Logistics Information Management Systems, a solution for the monitoring and management of transport assets and cargo throughout the intermodal (i.e., port, highway, rail, air, and ocean) transportation lifecycle. The Cargo*Mate system is being developed under a multi-year Cooperative Agreement with the U.S. Department of Transportation/Federal Highway Administration, which resulted from funds specifically authorized for the development and deployment of Cargo*Mate by Congress's Transportation Equity Act-21 in 1998. The system utilizes advanced sensor technology to acquire asset/cargo location, associated transaction/events, and system status; wireless communication networks to consolidate and transmit the data to the PAR Operations Center; and transaction based software applications in the Operations Center to customize the data for each intermodal customer in a format that has financial value to the enterprise.

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

Communications Support Services

     The Company provides a wide range of support services to sustain mission critical Department of Defense communications facilities. These services include continuous operations, system enhancements and maintenance of very low frequency
(VLF), high frequency (HF) and very high frequency (VHF) radio transmitter facilities, super high frequency (SHF), and extremely high frequency (EHF) satellite communication earth terminals, as well as other telecommunications equipment and information systems. The Company provides communications support services to customer locations both in and outside of the continental Unites States.

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

Government Contracts

     The Company performs work for U.S. Government agencies under firm fixed-price, cost-plus fixed fee, time-and-material, and incentive-type prime contracts and subcontracts. Most of its contracts are for one-year to five-year terms. The Company also has been awarded Task Order/Support contracts. There are several risks associated with Government contracts. For example, contracts may be terminated for the convenience of the Government any time the Government believes that such termination would be in its best interests. Under contracts terminated for the convenience of the Government, the Company is entitled to receive payments for its allowable costs and, in general, a proportionate share of its fee or profit for the work actually performed. The Company's business with the U.S. Government is also subject to other risks unique to the defense industry, such as reduction, modification, or delays of contracts or
subcontracts  if  the  Government's   requirements,   budgets,  or  policies  or
regulations change. The Company may also perform work prior to formal authorization or to adjustment of the contract price for increased work scope, change orders and other funding adjustments. Additionally, the Defense Contract Audit Agency on a regular basis audits the books and records of the Company. Such audits can result in adjustments to contract costs and fees. Audits have been completed through the Company's fiscal year 1997 and have not resulted in any material adjustments.

Marketing and Competition

     Primarily senior and middle management and technical staff members conduct the Company's marketing activities in the Government sector. Marketing begins with collecting information from a variety of sources concerning the present and future requirements of the Government and other potential customers for the types of technical expertise provided by the Company. A proven approach is for the Company to enter into teaming arrangements with other contractors. Teaming arrangements allow the contractors to complement the unique capabilities of each other and to offer the Government the best combination of capabilities to achieve the performance, cost, and delivery schedule desired for the system being procured. Structuring the right teaming arrangement can significantly enhance a contractor's competitive position. Some of the contractors that the Company has previously, or is presently, teamed with are BAI Systems, Raytheon, Lockheed-Martin, Northrop Grumman, and TASC. Although the Company believes it is positioned well in its chosen areas of image and signal processing, telecommunications and engineering services, competition for Government contracts is intense. Many of the Company's competitors are, or are controlled by, companies such as Lockheed-Martin, Raytheon, Litton-PRC, SAIC and Hughes that are larger and have substantially greater financial resources. The Company also competes with many smaller companies that target particular segments of the Government market. Typically, seven or more companies will compete for each contract and, as previously discussed, the Company sometimes bids as part of a team with other companies. Contracts are obtained principally through competitive proposals in response to requests for bids from Government agencies and prime contractors. The principal competitive factors are past performance, the ability to perform, price, technological capabilities, management capabilities and service. In addition, the Company sometimes obtains contracts by submitting unsolicited proposals.

Backlog

     The dollar value of existing Government contracts at December 31, 1999, net of amounts relating to work performed to that date, was approximately $46,500,000, of which $9,400,000 was funded. At December 31, 1998, the comparable amount was approximately $30,000,000, of which $5,700,000 was funded. Funded represents amounts committed under contract by Government agencies and prime contractors. The December 31, 1999 Government contract backlog of $46,500,000 represents firm, existing contracts. Approximately $16,100,000 of this amount will be completed in calendar year 2000 as funding is committed.

                                 Vision Segment

     The Company's wholly owned subsidiary, PAR Vision Systems Corporation has developed the Qscan(R) Automatic On-Line X-Ray Inspection System. Qscan is the result of a five-year development by PAR, utilizing the company's considerable expertise in image processing gained through relationships with the United States Government. Qscan inspects filled and sealed containers for contaminants such as glass, metal (ferrous and nonferrous), stones, bone and other foreign objects. It can inspect glass jars, metal cans, boxes, foil or plastic pouches. A fully automated system, Qscan does not require any personnel during operation. If a contaminant is detected, the system automatically removes it from the production line, at line speeds. Qscan system's inspection algorithms have been tested extensively in the plant environment and have achieved probability of detection up to 99% with false reject rate under 1%.

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

                                    Employees

     As of December 31, 1999, the Company had 965 employees, approximately 71% of whom are engaged in the Company's Transaction Processing segment, 23% are in the Government segment, and the remainder are in the Vision segment or are corporate employees.

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

Item 2:  Properties

     The  following  are the  principal  facilities  (by square  footage) of the
Company:


                          Industry                     Floor Area              Number of
      Location             Segment                Principal Operations          Sq. Ft.
      --------             -------                --------------------          -------

New Hartford, NY    Transaction Processing      Principal executive offices     137,000
                         Government             manufacturing, research and
                           Vision               development laboratories,
                                                computing facilities
Boulder, CO         Transaction Processing      Service                          17,500
Rome, NY            Government                  Research and Development         18,000
Norcross, GA        Transaction Processing      Research and Development          9,200
Sydney, Australia   Transaction Processing      Sales and Service                 8,800
La Jolla, CA             Government             Research and Development          7,100
Boca Raton          Transaction Processing      Research and Development          7,300


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

Item 4: Submission of Matters to a Vote of Security Holders

         None

                                     PART II


Item 5: Market for the Registrant's Common Stock and Related Stockholder Matters

     The Company's Common Stock, par value $.02 per share, trades on the New York Stock Exchange (NYSE symbol - PTC). AtDecember 31, 1999, there were approximately 756 owners of record of the Company's Common Stock, plus those owners whose stock certificates are held by brokers.

     The following table shows the high and low stock prices for the two years ended December 31, 1999 as reported by New York Stock Exchange:


                               1999                         1998
                               ----                         ----
    Period                Low          High          Low            High
    ------                ---          ----          ---            ----

First Quarter            5 1/4        7 3/8         6 9/16        9  3/8
Second Quarter           5 3/8        7 3/8         6             9  7/16
Third Quarter            6 7/8        9 3/4         5 1/8         7 15/16
Fourth Quarter           4 1/8        7 3/16        5 1/4         7  5/16


     The Company has not paid cash dividends on its common stock, and its Board of Directors presently intends to continue to retain earnings for reinvestment in growth opportunities for the Company. Accordingly, it is anticipated that no cash dividends will be paid in the foreseeable future.

Item 6:  Selected Financial Data


                 SELECTED CONSOLIDATED STATEMENT OF INCOME DATA
                    (In thousands, except per share amounts)


                                                     Year ended December 31,
                                                     -----------------------
                                       1999        1998        1997         1996       1995
                                       ----        ----        ----         ----       ----

Total revenues ..................   $ 144,806   $ 122,280   $ 100,020    $ 117,661   $ 107,394
                                    =========   =========   =========    =========   =========

Net income (loss) ...............   $   1,969   $   1,262   $  (8,719)   $   5,947   $   4,658
                                    =========   =========   =========    =========   =========


Diluted earnings (loss) per share   $     .23   $     .14   $    (.99)   $     .69   $     .58
                                    =========   =========   =========    =========   =========





                    SELECTED CONSOLIDATED BALANCE SHEET DATA
                                 (In thousands)



                                                     Year ended December 31,
                                                     -----------------------
                                       1999        1998        1997         1996       1995
                                       ----        ----        ----         ----       ----


Working capital ....                $46,665     $50,287     $53,382      $62,107     $42,976
Total assets .......                $88,107     $93,426     $83,204      $86,758     $68,073
Long-term debt .....                  --           --          --           --          --
Shareholders' equity                $62,143     $62,826     $63,417      $72,602     $53,132

Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis highlights items having a significant effect on operations during the three-year period ended December 31, 1999. It may not be indicative of future operations or earnings. It should be read in conjunction with the Consolidated Financial Statements and Notes thereto and other financial and statistical information appearing elsewhere in this report.

Results of Operations - 1999 Compared to 1998

     The Company reported revenues of $144.8 million for the year ended 1999, an increase of 18% from the $122.3 million reported in 1998. Net income was $2.0 million in 1999, an increase of 56% from the $1.3 million reported in 1998. Diluted earnings per share were $.23 for 1999, an increase of 64% from the $.14 per share in 1998.

     On February 1, 2000 AmeriServe Food Distribution, Inc. a large distributor to fast-food restaurants, filed for protection under Chapter 11 of the U.S. Bankruptcy Code. During 1999, equipment sold by the Company for use in certain Tricon restaurants was purchased through AmeriServe. As a result, at December 31, 1999, the Company was owed $1.7 million in trade accounts receivable. Accordingly, due to this uncertainty, the Company recorded a one-time after tax charge to earnings of $1.1 million ($0.13 loss per share) in the fourth quarter of 1999.

     The 1998 results include an after tax benefit of $645,000, or $.07 diluted earnings per share relating to the partial recovery of accounts receivable from Phoenix Systems & Technologies, Inc. (Phoenix). See Note 2 to the Consolidated Financial Statements for further discussion.

     Product revenues reached $88.8 million in 1999, an increase of 33% from the $66.9 million recorded in 1998. The Company's domestic product revenue increased 34% in 1999 compared to 1998. An increase in sales to Tricon Corporation (Taco Bell, KFC and Pizza Hut) was the primary reason for this growth. The Company also expanded its sales through its domestic reseller channel. International product revenue increased 33% in 1999 due to sales in France, Mexico, Canada and Australia. McDonald's, Tricon and Burger King accounted for this increase abroad. The Company also experienced a 63% increase in sales of its integrated solutions to manufacturing/warehousing customers. Raytheon and Boeing were major customers in 1999.

     Customer service revenues rose to $36 million in 1999, an increase of 15% over the $31.4 million in 1998. The Company's service offerings include installation, twenty-four hour call center support and various field and on-site service options. In 1999, the Company increased its worldwide installation revenue, which is directly related to the higher product revenue discussed above. Revenue generated from the Company's call center increased as its contract base expanded.

     Contract revenues were $20 million in 1999, a decrease of 17% when compared to the $24.1 million recorded in the same period in 1998. This decrease was due to the completion of a major airfield management contract in the third quarter of 1998. This decrease was partially offset by increased efforts on the Company's Cargo*Mate contract. This contract, with the Department of Transportation, involves the adaptation and deployment of a cargo identification and monitoring system to address the requirement of the National Intelligent Transportation Systems. The Company also began work on a multi-year, $24 million contract to support the Worldwide Naval Communication Systems for the U.S. Navy. With this contract, and other anticipated awards, the Company expects its Government segment to return to growth in 2000.

     Product margins were 37% for 1999 compared to 32% for the same period in 1998. The improved margins were largely the result of higher software content in 1999 and the Company's efforts to reduce manufacturing costs of its hardware products.

     Customer service margins were 3% in 1999 compared to 9% for the same period in 1998. During the fourth quarter annual physical inventory of its service parts in 1999, the Company discovered unreconciled differences between the physical count and the perpetual inventory records. As a result, the Company recorded an after tax charge of $1.7 million or $.20 per share. This situation was caused by implementation and process issues related to the Company's new service management system. The Company anticipates that the remaining issues with respect to the service management system will be resolved in the second quarter of 2000.

     Contract margins were 6% in 1999 compared to 9% for the same period in 1998. This decrease is primarily due to a retroactive fee adjustment in connection with the completion of certain contracts in 1998. Margins on the Company's government contract business typically run between 5% and 6%.

     Selling, general and administrative expenses were $23.5 million in 1999 versus $20 million for the same period in 1998, an increase of 18%. This increase was due to investments made in the Company's Transaction Processing segment. The Company expanded its sales force and increased its marketing efforts. Service administration costs also increased to support the implementation and training of the service management system.

     Research and development expenses were $8.1 million in 1999, an increase of 34% from the $6 million recorded for the same period in 1998. The Company is actively increasing its investment in POS software development, including applications for the front and back of the store and for interfacing store information to the home office. The Company is also investing in software products for interface with SAP enterprise solutions for its manufacturing/warehouse customers. Research and development costs attributable to government contracts are included in cost of contract revenues.

     Other income includes rental income and foreign currency gains and losses. There were no significant variations in 1999 when compared to 1998.

     Interest expense was $531,000, an increase of $407,000 from 1998. This represents interest charged on the Company's short-term borrowings from banks. The average amount of outstanding borrowings was higher during 1999 than in 1998.

     In 1999, the Company's effective tax rate was a 4% benefit. The variance from the statutory rate was primarily due to favorable adjustments to prior years accruals and the benefit recognized on the Company's foreign sales through its Foreign Sales Corporation.

Results of Operations - 1998 Compared to 1997

     The Company reported revenues of $122.3 million for the year ended 1998, an increase of 22% from the $100 million reported in 1997. Net income was $1.3 million or diluted earnings per share of $.14 for 1998. This compares to a net loss of $8.7 million or a diluted loss per share of $.99 for 1997.

     The 1998 results include an after tax benefit of $645,000, or $.07 diluted earnings per share relating to the partial recovery of accounts receivable from Phoenix Systems & Technologies, Inc. (Phoenix). The 1997 year end results included non-recurring after tax charges of $2.3 million or a $.26 diluted loss per share relating to receivables from Phoenix and to the Company's Vision business. See Note 2 to the Consolidated Financial Statements for further discussion. The 1997 results also included an after tax charge of $2 million or a $.22 diluted loss per share relating to receivables from the Company's Government segment and product, and inventory charges relating to the Transaction Processing segment.

     Product revenues were $66.9 million in 1998, an increase of 42% from the $47 million recorded in 1997. This growth was led by increased domestic sales to McDonald's Corporation. The Company's POS 4 hardware products have been approved and accepted by this major customer and meet the POS requirements of their "Made for You" initiative. Higher sales to Chick-fil-A and Pizza Hut also contributed to this increase. The Company also recorded a 10% increase in international product revenue with growth in Europe, South America and the Middle East, where the Company's major customers include McDonald's, Tricon, Burger King and Wendy's. The increase was partially offset by lower domestic sales to Burger King as the Company completed delivery of POS systems in 1997 under its corporate contract with this customer.

     Customer service revenues were $31.4 million in 1998, an increase of 13% from the $27.8 million in 1997. The Company's service offerings include installation, twenty-four hour call center support and various field and on-site service options. In 1998, the Company increased its installation revenue, which is directly related to the higher product revenue discussed above. The Company also recorded increases in field service and call center revenues as its customer base expands.

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

     Product margins were 32% for 1998 compared to 29% for the same period in 1997. This improvement was due to favorable product mix, particularly in the fourth quarter of 1998, as the software content of Transaction Processing products increased. Additionally, 1997 included new product start up costs and a higher level of obsolescence on older product lines.

     Customer service margins were 9% in 1998 compared to 10% for the same period in 1997. The decline in margin was primarily due to an increase in personnel as the Company upgraded its integration and service capabilities. The Company completed several new service initiatives including expansion of its full service and call center capabilities. This, coupled with the installation of a new service management system, will result in lower costs and improved customer satisfaction in the future.

     Contract margins were 9% in 1998 compared to 5% for the same period in 1997. This increase is primarily due to a retroactive fee adjustment in connection with the completion of certain contracts in 1998 and will not be a continuing trend. Margins on the Company's government contract business typically run between 5% and 6%.

     Selling, general and administrative expenses were $20 million in 1998 versus $23 million for the same period in 1997, a decrease of 14%. This decrease was primarily due to a higher provision for bad debts in 1997 related to the Company's government business. Additionally in 1998, the Company reduced its investment in its Corneal Topography (CTS) business. These declines were partially offset by higher POS sales and marketing expenses, including increased sales commission as a result of the increase in product sales.

     Research and development expenses were $6 million in 1998, an increase of 15% from the $5.3 million recorded for the same period in 1997. The Company increased its investment in POS software development, including applications for the front and back of the store and for interfacing store information to the home office. The Company also increased its investment in software products for interface with SAP enterprise solutions. Partially offsetting the increase was the reduction in the CTS business discussed above. Research and development costs attributable to government contracts are included in cost of contract revenues.

     Other income, net increased primarily as a result of more favorable foreign currency transactions during the year. Interest expense represents interest charged on the Company's short-term borrowing requirements from banks.

     In 1998, the Company's effective tax rate was 32%. The variance from the statutory rate was primarily due to favorable adjustments to prior years accruals and the benefit recognized on the Company's foreign sales through its Foreign Sales Corporation.

Liquidity and Capital Resources

     The Company's primary source of liquidity has been from operations. Cash provided by operating activities was $10 million in 1999 compared to cash used of $3.6 million in 1998. In 1999, cash flow benefited from the reduction in accounts receivable as a result of improved collections. This was partially offset by a reduction in accounts payable due to the timing of vendor payments. In 1998, the Company experienced an increase in accounts receivable due to the growth in product revenues. This was partially offset by the receipt of a $2.5 million federal tax refund pertaining to utilization of 1997's net operating loss.

     Cash used in investing activities was $5.5 million in 1999 versus $4.3 million for 1998. In 1999, capital expenditures were primarily for internal use software and the construction of a corporate wellness center. In 1998, capital expenditures were primarily for upgrades to the Company's customer service center and for manufacturing equipment.

     Cash used in financing activities was $4.8 million in 1999 compared to cash provided of $5.2 million in 1998. In 1999, the Company reduced its line-of-credit borrowings by $2.4 million and acquired 492,000 shares of treasury stock for $2.5 million. In 1998, the Company increased its net borrowings under its line-of-credit agreements by $7.2 million. Additionally, the Company received $176,000 from the exercise of employee stock options. These activities were partially offset by the acquisition of 362,400 shares of treasury stock at a cost of $2.2 million.

     The Company has line-of-credit agreements, which aggregate $35 million with certain banks, of which $5 million was outstanding at December 31, 1999. The Company believes that it has adequate financial resources to meet its future liquidity and capital requirements.

     Year 2000 Disclosure - The Company recently completed extensive work to assure that our operations were not impacted by the century date change as of January 1, 2000.

     These efforts focused on information system modification or replacement, as well as a review of all other areas of our business operations that might be impacted by this event. Business contingency and continuity plans were developed, and a command center was established to monitor and react to critical business interruptions, if any, either prior or subsequent to the millennium date change.

     There were no material issues relating to the millennium date change on January 1, 2000. Based on this experience and the amount of work and testing previously performed, the Company believes the likelihood of a year 2000 issue that would have a material effect on the results of operations, liquidity, or financial condition continues to be remote.

Other Matters

     Inflation had little effect on revenues and related costs during 1999. Management anticipates that margins will be maintained at acceptable levels to minimize the effects of inflation, if any.

     The Company has a total interest bearing short-term debt of approximately $5 million. Management believes that increases in short-term rates could have an adverse effect on the Company's 2000 results.

     Management believes that foreign currency fluctuations should not have a significant impact on gross margins due to the low volume of business affected by foreign currencies.

Important Factors Regarding Future Results

     Information provided by the Company, including information contained in this Annual Report, or by its spokespersons from time to time may contain forward-looking statements. Forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements involve risks and uncertainties, including, without limitation, further delays in new product introduction, risks in technology development and commercialization, risks in product development and market acceptance of and demand for the Company's products, risks of downturns in economic conditions generally, and in the quick service sector of the restaurant market specifically, risks of intellectual property rights associated with competition and competitive pricing pressures, risks associated with foreign sales and high customer concentration, Year 2000 compliance risks and other risks detailed in the Company's filings with the Securities and Exchange Commission.

Item 8:  Financial Statements and Supplementary Data

     The Company's 1999 Financial Statements, together with the report thereon of PricewaterhouseCoopers LLP dated February 11, 2000, are included elsewhere herein. See Item 14 for a list of Financial Statements and Financial Statement Schedules.

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

--------------------------------------------------------------------------------
                                    PART III
--------------------------------------------------------------------------------

Item 10: Directors, Executive Officers and Other Significant Employees of the Registrant

     The directors and executive officers of the Company and their respective ages and positions are:

      Name                    Age                  Position
      ----                    ---                  --------
Dr. John W. Sammon, Jr.        60      Chairman of the Board, President and
                                       Director

Charles A. Constantino         60      Executive Vice President and Director

J. Whitney Haney               65      Director

Sangwoo Ahn                    61      Director

Dr. James C. Castle            63      Director

Albert Lane, Jr.               58      President, PAR Government Systems
                                       Corporation and Rome Research Corporation

Ronald J. Casciano             46      Vice President, C.F.O. and Treasurer


     Other senior officers and significant employees of the Company and their respective ages and positions are:
<

      Name                    Age                  Position
      ----                    ---                  --------
Raymond E. Barnes              52      Vice President, POS Systems Development,
                                       ParTech, Inc.

Robert Bianchi                 42      Vice President, Sales and Marketing,
                                       ParTech, Inc.

Brian J. Bluff                 37      Vice President, Logistics Management
                                       Systems, PAR Technology Corporation

Edward Bohling                 40      Vice President, Information Systems and
                                       Technology, PAR Government Systems
                                       Corporation

Gregory T. Cortese             50      Vice President, Law and Strategic
                                       Development, General Counsel and Secretary


      Name                    Age                  Position
      ----                    ---                  --------
William J. Francis             48      Vice President, Finance, PTI Services
                                       Division, McDonald's Domestic Sales,
                                       ParTech, Inc.

Michael Gutschick              48      Vice President, McDonald's Account,
                                       ParTech, Inc.

Sam Y. Hua                     38      Vice President and Chief Technical Officer,
                                       ParTech, Inc.

F. Tibertus Lenz               49      Vice President, Manufacturing/Warehousing
                                       Systems, ParTech, Inc.

Fred A. Matrulli               54      Vice President, Operations/Logistics
                                       Management Systems,
                                       PAR Technology Corporation

Roger P. McReynolds            55      Vice President, Operations,
                                       ParTech, Inc.

Victor Melnikow                42      Vice President, Finance,
                                       Rome Research Corporation

E. John Mohler                 56      Vice President, Marketing/Logistics
                                       Management Systems,
                                       PAR Government Systems Corporation

Samuel S. Talaba               43      Controller, ParTech, Inc.

F. Gregory Talomie, Jr.        55      President,
                                       PAR Vision Systems Corporation

Jerry F. Weimar                43      Vice President, Professional Services,
                                       ParTech, Inc.

Ben F. Williams                58      Vice President, Business Development,
                                       PAR Technology Corporation

William J. Williams            38      Vice President, Manufacturing,
                                       ParTech, Inc.

Bradley F. Winne               40      Acting Vice Presidnet, Service Operations,
                                       ParTech, Inc.

Alexander J. Zanon             61      Senior Vice President Operations,
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

     The principal occupations for the last five years of the directors, executive officers, and other significant employees of the Company are as follows:

     Dr. John W. Sammon, Jr. is the founder of the Company and has been the Chairman of the Board, President and Director since its incorporation in 1968.

     Mr. Charles A. Constantino has been a Director of the Company since 1971 and Executive Vice President since 1974.

     Mr. J. Whitney Haney has been a Director of the Company and President of ParTech, Inc. since April, 1988. He retired in 1997 as President of ParTech, Inc.

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

     Mr. Robert Bianchi joined PAR in 1999 as Vice President, Sales and Marketing of ParTech, Inc. Prior to joining the Company, Mr. Bianchi was President of Productivity Partners.

     Mr. Brian J. Bluff was promoted to Vice  President of Logistics  Management
Systems  in  1998.  Previously,   Mr.  Bluff  was  Vice  President  of  Business
Development for Rome Research Corporation.

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

     Mr. William J. Francis was named Vice President, Finance, PTI Services Division. He recently held the position of Vice President, Customer Service. Operations.

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

     Mr.    F.    Tibertus    Lenz    was    promoted    to   Vice    President,
Manufacturing/Warehousing Systems, ParTech, Inc. in 1989.

     Mr. Fred A. Matrulli was named Vice President, Operations/Logistics Management Systems, in 1998. Previously, he was Vice President, Operations of PAR Visions Systems Corporation.

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

     Mr. Samuel Talaba was named Controller of ParTech, Inc. in 1997. Prior to that, Mr. Talaba was Cost Accounting Manager.

     Mr. F.  Gregory  Talomie,  Jr. was named  President  of PAR Vision  Systems
Corporation in 1999. Previously, Mr. Talomie was Program Director for the Company's Logistics Management Systems.

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

     Mr. Alexander J. Zanon was promoted to Senior Vice President, Operations of PAR Government Systems Corporation in 1986.

Item 11: Executive Compensation

     The information required by this item will appear under the caption "Executive Compensation" in the Company's 1999 definitive proxy statement for the annual meeting of stockholders on May 24, 2000 and is incorporated herein by reference.


Item 12: Security Ownership Of Certain Beneficial Owners

     The information required by this item will appear under the caption "Security Ownership Of Management And Certain Beneficial Owners" in the Company's 1999 definitive proxy statement for the annual meeting of stockholders on May 24, 2000 and is incorporated herein by reference.


Item 13:      Certain Relationships and Related Transactions

     The information required by this item will appear under the caption "Executive Compensation" in the Company's 1999 definitive proxy statement for the annual meeting of stockholders on May 24, 2000 and is incorporated herein by reference.

                                     PART IV

Item 14:  Exhibits, Financial Statement Schedules, and Reports on Form 8-K



(a)    Documents filed as a part of the Form 10-K

       (1)    Financial Statements:

              Report of Independent Accountants

              Consolidated Balance Sheet at December 31, 1999 and 1998

              Consolidated Statement of Income for the three years ended December 31, 1999

              Consolidated Statement of Comprehensive Income for the three years ended December 31, 1999

              Consolidated Statement of Changes in Shareholders' Equity for the three years ended December 31, 1999

              Consolidated Statement of Cash Flows for the three years ended December 31, 1999

              Notes to Consolidated Financial Statements

       (2)    Financial Statement Schedules:
              Valuation and Qualifying Accounts and Reserves (Schedule II)

 (b)   Reports on Form 8-K
       None

 (c)   Exhibits
       See list of exhibits on page 55

 (d)   Financial statement schedules
       See (a)(2) above.

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and
Shareholders of PAR Technology Corporation




     In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a) (1) on page 32 present fairly, in all material respects, the financial position of PAR Technology Corporation and its subsidiaries at December 31, 1999 and December 31, 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 14(a) (2) on page 32 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.







PRICEWATERHOUSECOOPERS LLP


Syracuse, New York
February 11, 2000


CONSOLIDATED BALANCE SHEET
(In Thousands Except Share Amounts)                 December 31,
                                                  ----------------
                                                  1999        1998
                                                  ----        ----
Assets
Current Assets:
     Cash ..................................   $    953    $  1,298
     Accounts receivable-net (Note 3) ......     37,436      47,137
     Inventories (Note 4) ..................     28,164      27,260
     Income tax refund claims ..............        133           -
     Deferred income taxes (Note 8) ........      3,442       3,208
     Other current assets ..................      2,042       1,367
                                               --------    --------
         Total current assets ..............     72,170      80,270

Property, plant and equipment - net (Note 5)     11,470       8,465
Other assets ...............................      4,467       4,691
                                               --------    --------
                                               $ 88,107    $ 93,426
                                               ========    ========
Liabilities and Shareholders' Equity
Current Liabilities:
     Notes payable (Note 6) ................   $  4,984    $  7,387
     Accounts payable ......................      7,800      10,226
     Accrued salaries and benefits .........      4,746       4,731
     Accrued expenses ......................      2,497       2,990
     Income taxes payable ..................          -         273
     Deferred service revenue ..............      5,478       4,376
                                               --------    --------
         Total current liabilities .........     25,505      29,983
                                               --------    --------
Deferred income taxes (Note 8) .............        459         617
                                               --------    --------
Shareholders' Equity (Note 7):
     Common stock, $.02 par value,
       19,000,000 shares authorized;
       9,516,711 and 9,513,571 shares issued;
       8,059,805 and 8,548,665 outstanding .        190         190
     Preferred stock, $.02 par value,
       1,000,000 shares authorized .........          -           -
     Capital in excess of par value ........     28,071      28,050
     Retained earnings .....................     42,191      40,222
     Accumulative comprehensive income ......      (764)       (547)
     Treasury stock, at cost, 1,456,906 and
       964,906 shares ......................     (7,545)     (5,089)
                                               --------    --------
         Total shareholders' equity ........     62,143      62,826
                                               --------    --------
Contingent liabilities (Note 10)
                                               --------    --------
                                               $ 88,107    $ 93,426
                                               ========    ========




The Accompanying Notes are an Integral Part of the Financial Statements

CONSOLIDATED STATEMENT OF INCOME
(In Thousands Except Per Share Amounts)                Year ended December 31,
                                                       -----------------------
                                                   1999         1998         1997
                                                   ----         ----         ----
Net revenues:
     Product ................................   $  88,784    $  66,854    $  47,019
     Service ................................      35,990       31,357       27,833
     Contract ...............................      20,032       24,069       25,168
                                                ---------    ---------    ---------
                                                  144,806      122,280      100,020
                                                ---------    ---------    ---------

Costs of sales:
     Product ................................      55,912       45,446       33,267
     Service ................................      34,982       28,518       24,948
     Contract ...............................      18,834       21,892       23,884
                                                ---------    ---------    ---------
                                                  109,728       95,856       82,099
                                                ---------    ---------    ---------
           Gross margin .....................      35,078       26,424       17,921
                                                ---------    ---------    ---------

Operating expenses:
     Selling, general and administrative ....      23,455       19,955       23,122
     Research and development ...............       8,078        6,040        5,265
     Non-recurring charges (benefit) (Note 2)       1,700       (1,016)       3,535
                                                ---------    ---------    ---------
                                                   33,233       24,979       31,922
                                                ---------    ---------    ---------
Income (loss) from operations ...............       1,845        1,445      (14,001)
Other income, net ...........................         578          529          333
Interest expense ............................        (531)        (124)           -
                                                ---------    ---------    ---------

Income (loss) before provision for
  income taxes ..............................       1,892        1,850      (13,668)
Provision (benefit) for income taxes (Note 8)         (77)         588       (4,949)
                                                ---------    ---------    ---------
Net income (loss) ...........................   $   1,969    $   1,262    $  (8,719)
                                                =========    =========    =========

Earnings (loss) per share
     Diluted ................................   $     .23    $     .14    $    (.99)
                                                =========    =========    =========
     Basic ..................................   $     .23    $     .14    $    (.99)
                                                =========    =========    =========
Weighted average shares outstanding
     Diluted ................................       8,522        8,954        8,846
                                                =========    =========    =========
     Basic ..................................       8,388        8,819        8,846
                                                =========    =========    =========

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(In Thousands)

                                                       Year ended December 31,
                                                       -----------------------
                                                    1999          1998        1997
                                                    ----          ----        ----

Net income (loss) ............................  $   1,969    $   1,262    $  (8,719)
Other comprehensive income (loss), net of tax:
     Foreign currency translation adjustments        (217)         135         (615)
                                                ---------    ---------    ---------
Comprehensive income (loss) ..................  $   1,752    $   1,397    $  (9,334)
                                                =========    =========    =========


The Accompanying Notes are an Integral Part of the Financial Statements

           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY


                                                             Capital in             Accumulative
                                           Common Stock       excess of    Retained Comprehensive   Treasury Stock
(In Thousands)                          Shares      Amount    Par Value    Earnings    Income     Shares       Amount
                                        ------      ------    ---------    --------    ------     ------       ------
Balance at
   December 31, 1996 ...............     9,417    $   188      $27,564      $47,679   $   (67)      (590)      $(2,762)
Net loss ...........................    (8,719)
Issuance of common stock upon the
  exercise of stock options (Note 7)        50          1          311
Translation adjustments ............      (615)
Acquisition of treasury stock ......       (13)      (163)
                                         -----    -------      -------      -------   -------    -------       -------
Balance at
   December 31, 1997 ...............     9,467        189       27,875       38,960      (682)      (603)       (2,925)
Net income .........................     1,262
Issuance of common stock upon the
  exercise of stock options (Note 7)        47          1          175
Translation adjustments ............       135
Acquisition of treasury stock ......      (362)    (2,164)
                                         -----    -------      -------      -------   -------    -------       -------
Balance at
   December 31, 1998 ...............     9,514        190       28,050       40,222      (547)      (965)       (5,089)
Net income .........................     1,969
Issuance of common stock upon the
  exercise of stock options (Note 7)         3         21
Translation adjustments ............      (217)
Acquisition of treasury stock ......      (492)    (2,456)
                                         -----    -------      -------     -------    -------    -------       -------
   December 31, 1999 ...............     9,517    $   190      $28,071     $42,191    $  (764)    (1,457)      $(7,545)
                                         =====    =======      =======     =======    =======    =======       =======


The Accompanying Notes are an Integral Part of the Financial Statements


CONSOLIDATED STATEMENT OF CASH FLOWS
 (In Thousands)                                            Year ended December 31,
                                                           -----------------------
                                                         1999        1998       1997
                                                         ----        ----       ----
Cash flows from operating activities:
     Net income (loss) ............................   $  1,969    $  1,262    $ (8,719)
         Adjustments to reconcile net income to net
           cash provided by operating activities:
              Depreciation and amortization .......      2,862       2,405       2,282
              Provision for obsolete inventory ....      3,770       3,162       4,595
              Translation adjustments .............       (217)        135        (615)
         Increase (decrease) from changes in:
              Accounts receivable-net .............      9,701     (17,199)     12,397
              Inventories .........................     (4,674)        746     (13,775)
              Income tax refund claims ............       (133)        214           8
              Other current assets ................       (675)        (27)        (79)
              Other assets ........................        (95)       (605)      1,487
              Accounts payable ....................     (2,426)      1,562       3,537
              Accrued salaries and benefits .......         15         927       1,054
              Accrued expenses ....................       (493)       (454)        561
              Deferred service revenue ............      1,102       1,352         783
              Income taxes payable ................       (273)        273           -
              Deferred income taxes ...............       (392)      2,629      (5,094)
                                                      --------    --------    --------
Net cash provided (used) by operating activities ..     10,041      (3,618)     (1,578)
                                                      --------    --------    --------
Cash flows from investing activities:
     Capital expenditures .........................     (4,536)     (3,177)     (1,520)
     Capitalization of software costs .............     (1,012)     (1,088)     (1,475)
                                                      --------    --------    --------
Net cash used in investing activities .............     (5,548)     (4,265)     (2,995)
                                                      --------    --------    --------
Cash flows from financing activities:
     Net borrowings (payments) under
       line-of-credit agreements ..................     (2,403)      7,192          10
     Proceeds from the exercise of stock options ..         21         176         312
     Acquisition of treasury stock ................     (2,456)     (2,164)       (163)
                                                      --------    --------    --------
Net cash provided (used) by financing activities ..     (4,838)      5,204         159
                                                      --------    --------    --------
Net decrease in cash
  and cash equivalents ............................       (345)     (2,679)     (4,414)

Cash and cash equivalents at
  beginning of year ...............................      1,298       3,977       8,391
                                                      --------    --------    --------
Cash and cash equivalents at
  end of year .....................................   $    953    $  1,298    $  3,977
                                                      ========    ========    ========
Supplemental disclosures of cash flow information:
     Cash paid during the year for:
         Interest .................................   $    530    $    121    $     19
         Income taxes, net of refunds .............        655      (2,507)         94


The Accompanying Notes are an Integral Part of the Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Summary of Significant Accounting Policies

Basis of consolidation

     The consolidated financial statements include the accounts of PAR Technology Corporation and its wholly owned subsidiaries (ParTech, Inc., PAR Government Systems Corporation, Rome Research Corporation and PAR Vision Systems Corporation), collectively referred to as the "Company". All significant intercompany transactions have been eliminated in consolidation.

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

 Income taxes

     The provision for income taxes is based upon pretax earnings with deferred income taxes provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. The Company believes it's more likely than not to realize the net deferred tax asset and accordingly no valuation allowance has been provided.

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

 Research and development costs

     The Company capitalizes certain costs related to the development of computer software under the requirements of Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. Software development costs incurred prior to establishing technological feasibility are charged to operations and included in research and development costs. Software development costs incurred after establishing feasibility are capitalized and amortized on a product-by-product basis when the product is available for general release to customers. The unamortized computer software costs included in other assets amounted to $3,183,000 and $3,354,000 at December 31, 1999 and 1998, respectively. Annual amortization, charged to cost of sales, is the greater of the amount computed using the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product, or the straight-line method over the remaining estimated economic life of the product. Amortization of capitalized software costs amounted to $1,183,000, $526,000 and $501,000 in 1999, 1998, and 1997, respectively.

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

     The  following  is  a   reconciliation   of  the  weighted  average  shares
outstanding for the basic and diluted EPS computations (In Thousands Except Per Share Data):


                                     For the year ended 1999
                                     -----------------------
                               Income        Shares        Per-Share
                            (Numerator)   (Denominator)      Amount
                            -----------   -------------      ------

Basic EPS                    $   1,969        8,388          $   .23

Effect of Stock Options              -          134                -
                             ---------        -----          -------
Diluted EPS                  $   1,969        8,522          $   .23


                                     For the year ended 1998
                                     -----------------------
                               Income        Shares         Per-Share
                            (Numerator)   (Denominator)       Amount
                            -----------   -------------       ------

Basic EPS                    $   1,262        8,819          $   .14

Effect of Stock Options              -          135                -
                             ---------        -----          -------
Diluted EPS                  $   1,262        8,954          $   .14


                                      For the year ended 1997
                                      -----------------------
                              Income          Shares         Per-Share
                            (Numerator)    (Denominator)       Amount
                            -----------    -------------       ------

Basic and Diluted EPS        $  (8,719)       8,846          $  (.99)
                             =========        =====          =======


     The 1997 diluted EPS calculation excludes the effect of stock options, as they would have been antidilutive.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, and revenues and expenses (as well as disclosures of contingent liabilities) during the reporting period. Actual results could differ from those estimates.

Reclassification

     Certain reclassifications have been made to prior year numbers to conform to the current year presentations.

Note 2 - Nonrecurring Charges

     On February 1, 2000 AmeriServe Food Distribution, Inc. a large distributor to fast-food restaurants, filed for protection under Chapter 11 of the U.S. Bankruptcy Code. During 1999 equipment sold by the Company for use in certain Tricon restaurants was purchased through AmeriServe. As a result, at December 31, 1999, the Company was owed $1.7 million in trade accounts receivable. Accordingly, due to this uncertainty, the Company recorded a one-time after tax charge to earnings of $1.1 million ($0.13 loss per share) in the fourth quarter of 1999.

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

     At December 31, 1999, Phoenix owes the Company $2.1 million, for which a note was issued by Phoenix. This note bears interest at 8%, and is subordinate to the third party lender. The note along with interest is payable in full on July 30, 2000. This amount is fully reserved.

     In 1997, the Company also recorded a charge of $900,000 ($580,000 after tax or $.07 loss per share) pertaining to its CTS business. This charge is for obsolete CTS inventory due to the development of a new product.

Note 3 - Accounts Receivable

     The Company's net accounts receivable consist of:

                                  December 31,
                                (In Thousands)
                                --------------
                                1999      1998
                                ----      ----
Government segment:
 United States Government -
     Billed ...............   $ 1,587   $ 1,313
     Unbilled .............        66        99
                              -------   -------
                                1,653     1,412
                              -------   -------
Other -
     Billed ...............     1,480     2,071
     Unbilled .............        23       100
                              -------   -------
                                1,503     2,171
                              -------   -------
Other segments:
 Trade accounts receivable     34,280    43,554
                              -------   -------
                              $37,436   $47,137
                              =======   =======

     At December 31, 1999 and 1998, the Company had recorded a reserve for doubtful accounts of $3,325,000 and $1,145,000, respectively, against trade accounts receivable. Trade accounts receivable are primarily with major fast-food corporations or their franchisees. At December 31, 1999 and 1998, the Company had also recorded reserves of $90,000 and $50,000, respectively, against government accounts receivable.

Note 4 - Inventories

     Inventories are used primarily in the manufacture, maintenance, and service of transaction processing systems. Inventories are net of related reserves. The components of inventory are:


                                  December 31,
                                (In Thousands)
                                --------------
                                1999      1998
                                ----      ----

Finished goods                $ 6,886   $ 7,377
Work in process                 2,763     2,234
Component parts                 6,001     7,342
Service parts                  12,514    10,307
                              -------   -------
                              $28,164   $27,260
                              =======   =======

Note 5 - Property, Plant and Equipment

     The components of property, plant and equipment are:

                                   December 31,
                                  (In Thousands)
                                  --------------
                                  1999      1998
                                  ----      ----

Land ........................   $   253   $   253
Buildings and improvements ..    11,258     8,479
Furniture and equipment .....    24,327    23,227
                                -------   -------
                                 35,838    31,959
Less accumulated depreciation
 and amortization ...........    24,368    23,494
                                -------   -------
                                $11,470   $ 8,465
                                =======   =======

     The Company leases office space under various operating leases. Rental expense on these operating leases was approximately $938,000, $919,000 and $922,000 for the years ended December 31, 1999, 1998, and 1997, respectively.

     Future minimum lease payments under all noncancelable operating leases are (in thousands):

            2000                        $       999
            2001                                605
            2002                                338
            2003                                 43
            2004                                  7
            Thereafter                  -----------
                                        $     1,992
                                        ===========

Note 6 - Notes Payable

     The Company has an aggregate of $35,000,000 in bank lines of credit. Certain lines totalling $30,000,000 allow the Company to choose among unsecured borrowings, which bear interest at the prime rate (8.5% at December 31, 1999), banker's acceptance borrowings, which bear interest at a rate below the prime rate, or other bank negotiated rates below prime. These lines are negotiated annually. The remaining line of $5,000,000 is unsecured, bears interest at the prime rate, requires a compensating balance and expires on April 30, 2000. At December 31, 1999, $4,984,000 was outstanding under these lines at a weighted average interest rate of 7.3%.

Note 7 - Common Stock

     The Company has reserved 1,000,000 shares under its stock option plan. Options under this Plan may be incentive stock options or nonqualified options. Stock options are nontransferable other than upon death. Option grants become exercisable no less than six months after the grant and typically expire ten years after the date of the grant.

         A summary of the stock options follows:

                                 No. of Shares    Weighted Average
                                 (In Thousands)    Exercise Price
                                 --------------    --------------

Outstanding at December 31, 1996 ..    672           $    5.50
     Granted ......................      5                9.28
     Exercised ....................    (50)               3.61
     Forfeited ....................    (48)              10.22
                                     -----           ---------

Outstanding at December 31, 1997 ..    579                5.31
     Granted ......................    143                6.51
     Exercised ....................    (47)               3.76
     Forfeited ....................     (6)               6.42
                                     -----           ---------

Outstanding at December 31, 1998 ..    669                5.67
     Granted ......................    469                4.87
     Exercised ....................     (3)               6.72
     Forfeited ....................   (164)               9.21
                                     -----           ---------

Outstanding at December 31, 1999 ..    971           $    4.68
                                     =====           =========

Shares remaining
     available for grant ..........    376
                                     =====
Total shares vested and exercisable
     as of December 31, 1999 ......    484           $    4.09
                                     =====           =========

     During 1999, pursuant to the terms of the plan, grants of 154,000 incentive stock options were cancelled at a price of $9.25 and replacement options granted at a price of $4.75.

     Stock options outstanding at December 31, 1999 are summarized as follows:

        Range of             Number      Weighted Average     Weighted Average
     Exercise Prices      Outstanding     Remaining Life       Exercise Price
     ---------------      -----------     --------------       --------------

       $3.00  - $5.00        650           5.3    Years          $   3.91
       $5.01  - $7.00        311           8.0    Years          $   6.13
       $7.01  - $9.25         10           6.1    Years          $   9.25
       --------------        ---           ------------          --------
       $3.00  - $9.25        971           6.1    Years          $   4.09
       --------------        ---           ------------          --------

     Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value of these options was estimated at the date of grant using a
Black-Scholes option pricing model with the following weighted average assumptions for 1999, 1998 and 1997:

                                     1999      1998      1997
                                     ----      ----      ----

Risk-free interest rate ......       5.9%      5.5%      6.4%
Dividend yield ...............        N/A       N/A       N/A
Volatility factor ............        39%       48%       52%
Weighted average expected life     6 Years   6 Years   6 Years


     Had compensation cost for the Company's stock-based compensation plans and other transactions been determined based on the fair values of the fiscal year 1999, 1998 and 1997 grant dates for those awards, consistent with the requirements of SFAS No. 123, Accounting for Stock-Based Compensation, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below (In thousands, except per share data):

                                       1999          1998          1997
                                       ----          ----          ----
Net income (loss):
     As reported                    $  1,969     $   1,262      $   (8,719)
     Pro forma                      $  1,492     $   1,043      $   (8,900)

Earnings (loss) per share:
     As reported -- Diluted         $    .23     $     .14      $    (.99)
                 -- Basic           $    .23     $     .14      $    (.99)

     Proforma    -- Diluted         $    .18     $     .12      $   (1.01)
                 -- Basic           $    .18     $     .12      $   (1.01)

Note 8 - Income Taxes

     The provision (benefit) for income taxes consists of:

                                                      Year ended December 31,
                                                          (In Thousands)
                                                      ----------------------
                                                  1999         1998       1997
                                                  ----         ----       ----
Current tax expense:
     Federal ...............................    $   321     $  (122)    $   135
     State265 ..............................        161          91
     Foreign ...............................        382         312          16
                                                -------     -------     -------
                                                    968         351         242
                                                -------     -------     -------

Deferred income tax:
     Federal ...............................     (1,084)        230      (4,736)
     State .................................         39         183        (272)
     Foreign ...............................          -        (176)       (183)
                                                -------     -------     -------
                                                 (1,045)        237      (5,191)
                                                -------     -------     -------
Provision (benefit) for income taxes .......    $   (77)    $   588     $(4,949)
                                                =======     =======     =======


     Deferred tax liabilities (assets) are comprised of the following at:

                                     December 31,
                                    (In Thousands)
                                    --------------
                                   1999        1998
                                   ----        ----

Software development expense .   $ 1,082    $ 1,140
Depreciation .................       380        389
                                 -------    -------
Gross deferred tax liabilities     1,462      1,529
                                 -------    -------

Allowances for bad debts,
  inventory and warranty .....    (3,205)    (2,249)
Capitalized inventory costs ..      (106)       (69)
Wage and salary accruals .....      (321)      (288)
Federal net operating loss ...         -       (887)
State net operating loss .....       (50)       (89)
Foreign net operating loss ...      (522)      (522)
Foreign tax credit ...........      (228)         -
Other ........................       (13)       (16)
                                 -------    -------
Gross deferred tax assets ....    (4,445)    (4,120)
                                 -------    -------
                                 $(2,983)   $(2,591)
                                 =======    =======

     Total income tax provision differed from total tax expense as computed by applying the statutory U.S. federal income tax rate to income before taxes. The reasons were:

                                       Year ended December 31,
                                       -----------------------
                                       1999     1998     1997
                                       ----     ----     ----


Statutory U.S. federal tax rate ..     34.0%    34.0%   (34.0)%
State taxes net of federal benefit      1.6     15.6       .4
FSC benefit ......................    (30.1)    (6.9)      -
Prior years' adjustment ..........     (9.4)   (10.9)      -
Non deductible expenses ..........      8.3     10.4      1.0
Research credit ..................     (6.3)      -        -
Foreign income taxes .............     (2.8)    (9.5)    (1.4)
Other ............................       .6      (.9)    (2.2)
                                       ----     ----     ----
                                       (4.1)%   31.8%   (36.2)%
                                       ====     ====    =====


     The provision for income taxes is based on income (loss) before income taxes as follows:

                           Year ended December 31,
                               (In Thousands)
                               --------------
                         1999       1998        1997
                         ----       ----        ----

Domestic operations   $  1,465   $  2,450    $(11,932)
Foreign operations         427       (600)     (1,736)
                      --------   --------    --------
     Total ........   $  1,892   $  1,850    $(13,668)
                      ========   ========    ========


Note 9 - Employee Benefit Plans

     The Company has a deferred profit-sharing retirement plan that covers substantially all employees. The Company's annual contribution to the plan is discretionary. The contributions to the plan in 1999, 1998 and 1997 were approximately $1,030,000, $957,000 and $1,550,000, respectively. The plan also contains a 401(K) provision that allows employees to contribute a percentage of their salary.

     The Company also maintains an incentive-compensation plan. Participants in the plan are key employees as determined by executive management. Compensation under the plan is based on the achievement of predetermined financial performance goals of the Company and its subsidiaries. Awards under the plan are payable in cash. In 1999 and 1998, cash awards under the plan totaled $360,000 and $253,000, respectively. In 1997, there were no awards under the plan.

Note 10 - Contingencies

     The Company is subject to legal proceedings which arise in the ordinary course of business. Additionally, U.S. Government contract costs are subject to periodic audit and adjustment. In the opinion of management, the ultimate liability, if any, with respect to these actions will not materially affect the financial position or results of operations of the Company.

Note 11 - Segment and Related Information

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

     Information as to the Company's operations in these three segments is set forth below:

                                              Year ended December 31,
                                                (In Thousands)
                                                --------------
                                         1999         1998          1997
                                         ----         ----          ----
Revenues:
     Transaction Processing .......   $ 124,019    $  97,345    $  73,820
     Government ...................      20,032       24,069       25,168
     Vision .......................         755          866        1,032
                                       --------    ---------    ---------
           Total ..................   $ 144,806    $ 122,280    $ 100,020
                                      =========    =========    =========

Income (loss) from operations:
     Transaction Processing .......   $   2,617    $  (1,061)   $  (6,772)
     Government ...................       1,396        2,097       (1,007)
     Vision .......................        (468)        (607)      (2,687)
     Nonrecurring (charges) benefit      (1,700)       1,016       (3,535)
                                      ---------     --------    ---------
                                          1,845        1,445      (14,001)
Other income, net .................         578          529          333
Interest expense ..................        (531)        (124)          -
                                      ---------     --------    ---------
Income (loss) before provision
     for income taxes .............   $   1,892    $   1,850    $ (13,668)
                                      =========    =========    =========

Identifiable assets:
     Transaction Processing .......   $  76,780    $  83,569    $  66,544
     Government ...................       6,036        6,022       13,074
     Vision .......................       1,112        1,520          958
     Corporate ....................       4,179        2,315        2,628
                                      ---------     --------    ---------
           Total ..................   $  88,107    $  93,426    $  83,204
                                      =========    =========    =========

Depreciation and amortization:
     Transaction Processing .......   $   2,307    $   1,636    $   1,511
     Government ...................         159          128          165
     Vision .......................          40           86          248
     Corporate ....................         356          555          358
                                      ---------     --------    ---------
           Total ..................   $   2,862    $   2,405    $   2,282
                                      =========    =========    =========

Capital expenditures:
     Transaction Processing .......   $   1,008    $   2,912    $   1,012
     Government ...................         421           87          154
     Vision .......................          36           30          197
     Corporate ....................       3,071          148          157
                                      ---------     --------    ---------
           Total ..................   $   4,536    $   3,177    $   1,520
                                      =========    =========    =========

     The following table presents revenues by country based on the location of the use of the product or services.


                     1999      1998        1997
                     ----      ----        ----

United States .   $119,378   $102,468   $ 81,169
Other Countries     25,428     19,812     18,851
                  --------   --------   --------
    Total .....   $144,806   $122,280   $100,020
                  ========   ========   ========

     The following table presents property by country based on the location of the asset.

                    1999      1998      1997
                    ----      ----      ----

United States .   $77,438   $84,656   $76,241
Other Countries    10,669     8,770     6,963
                  -------   -------   -------
    Total .....   $88,107   $93,426   $83,204
                  =======   =======   =======


     Customers comprising 10% or more of the Company's total revenues are summarized as follows:

                                  1999   1998   1997
                                  ----   ----   ----
Transaction Processing segment:
  McDonald's Corporation ......    38%    40%    21%
  Tricon Corporation ..........    27%    22%    26%
  Burger King Corporation .....     5%     4%    13%
Government segment:
  Department of Defense .......    14%    20%    25%
All Others ....................    16%    14%    15%
                                  ----   ----   ----
                                  100%   100%   100%
                                  ====   ====   ====

     Substantially all revenues derived by the Government segment arise from Federal government contracts, or subcontracts related thereto, virtually all of which are with the Department of Defense.

Note 12 - Fair Value of Financial Instruments

     Financial instruments consist of the following:

                           December 31, 1999
                             (In Thousands)
                             --------------
                           Carrying    Fair
                             Value     Value
                             -----     -----

Cash and cash equivalents   $  953   $  953

Notes Payable ...........   $4,984   $4,984

     Fair value of financial instruments classified as current assets or liabilities approximate carrying value due to the short-term maturity of the instruments.

Note 13 - Selected Quarterly Financial Data (Unaudited)

                                              Quarter ended
                                   (In Thousands Except Per Share Amounts)
                                   ---------------------------------------
          1999                  March 31   June 30  September 30  December 31
          ----                  --------   -------  ------------  -----------

Total revenues ..............   $ 35,746   $ 38,951   $ 32,582   $ 37,527
Gross margin ................      9,246     10,029      7,559      8,244
Net income (loss) ...........        766      1,174        753       (724)
Diluted and basic
   Earnings  (loss) per share   $    .09   $    .14   $    .09   $   (.09)
                                ========   ========   ========   ========

                                               Quarter ended
                                  (In Thousands Except Per Share Amounts)
                                  ---------------------------------------
          1998                 March 31    June 30  September 30 December 31
          ----                 --------    -------  ------------------------

Total revenues .............   $ 21,181    $ 25,977    $ 33,463   $ 41,659
Gross margin ...............      3,158       4,501       7,668     11,097
Net income (loss) ..........     (1,627)       (445)      1,166      2,168
Diluted and basic
   Earnings (loss) per share   $   (.18)   $   (.05)   $    .13   $    .25
                               ========    ========    ========   ========


     On February 1, 2000 AmeriServe Food Distribution, Inc. a large distributor to fast-food restaurants, filed for protection under Chapter 11 of the U.S. Bankruptcy Code. During 1999 equipment sold by the Company for use in certain Tricon restaurants was purchased through AmeriServe. As a result at December 31, 1999 the Company was owed $1.7 million in trade accounts receivable. Accordingly, due to this uncertainty, the Company recorded a one-time after tax charge to earnings of $1.1 million ($0.13 loss per share) in the fourth quarter of 1999.

     During the fourth quarter annual physical inventory of its service parts in 1999, the Company discovered unreconciled differences between the physical count and the perpetual inventory records. As a result, the Company recorded a charge of $2.6 million ($1.7 million after tax) or $.20 per share. The third and fourth quarter of 1999 include tax benefits relating to adjustments of current and prior years accruals of $500,000 ($.06 per share) and $290,000 ($.03 per share), respectively.

     During 1998, the Company recovered certain amounts relating to accounts receivable from Phoenix, which were reserved in 1997. The benefit was $100,000 ($64,000 after tax) or $.01 per share in the first quarter, $550,000 ($349,000 after tax) or $.04 per share in the second quarter, $157,000 ($100,000 after tax) or $.01 per share in the third quarter and $209,000 ($132,000 after tax) or $.02 per share in the fourth quarter.


                     SCHEDULE II - VALUATION AND QUALIFYING
                              ACCOUNTS AND RESERVES
                                 (In Thousands)


------------------------------------------------------------------------------------------------------------------------------------
Column A                  Column B                  Column C                      Column D               Column E
------------------------------------------------------------------------------------------------------------------------------------
                                                     Additions
                                                     ---------
                          Balance at
                          beginning of    Charged to Costs    Charged to                                Balance at end
Description                period           and Expenses    Other Accounts         Deductions             of period
------------------------------------------------------------------------------------------------------------------------------------

Allowance for Doubtful
Accounts - deducted from
Accounts Receivable in
the Balance Sheet


1999                        $1,195             2,837                                (617) (a)                $3,415
1998                        $2,362               394                              (1,561) (b)                $1,195
1997                        $  677             3,441                              (1,756) (c)                $2,362


(a)   Uncollectible accounts written off during 1999.

(b)   Uncollectible accounts written off during 1998.

(c)   Uncollectible accounts written off during 1997.



------------------------------------------------------------------------------------------------------------------------------------
Column A                  Column B                  Column C                      Column D               Column E
------------------------------------------------------------------------------------------------------------------------------------
                                                     Additions
                          Balance at
                          beginning of    Charged to Costs    Charged to                                Balance at end
Description                period           and Expenses    Other Accounts         Deductions             of period
------------------------------------------------------------------------------------------------------------------------------------

Inventory Reserves
- deducted from Inventory
in the Balance Sheet

1999                      $ 2,123                3,770                              (3,685)                $  2,208
1998                      $ 3,817                3,162                              (4,856)                $  2,123
1997                      $ 1,174                4,595                              (1,952)                $  3,817


                                   SIGNATURES

     Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          PAR TECHNOLOGY CORPORATION



March 24, 2000                            /s/John W. Sammon, Jr.
--------------                            ----------------------
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

--------------------------------------------------------------------------------------------------------------
      Signatures                                             Title                                 Date
--------------------------------------------------------------------------------------------------------------
/s/John W. Sammon, Jr.
----------------------
John W. Sammon, Jr.                                    Chairman of Board and                     March 24, 2000
                                                       President (Principal
                                                       Executive Officer)
                                                       and Director


/s/Charles A. Constantino
-------------------------
Charles A. Constantino                                 Executive Vice President                  March 24, 2000
                                                       and Director



/s/J. Whitney Haney
-------------------
J. Whitney Haney                                       Director                                  March 24, 2000




/s/Ronald J. Casciano
---------------------
Ronald J. Casciano                                     Vice President, Chief Financial           March 24, 2000
Officer and Treasurer



                                List of Exhibits
 Exhibit
   No.        Description of Instrument
-----------------------------------------------------------------------------------------------------------
     3.1      Certificate of Incorporation, as amended                 Filed as Exhibit 3.1 to Registration
                                                                       Statement on Form S-2 (Registration
                                                                       No. 333-04077) of PAR Technology
                                                                       Corporation incorporated herein by
                                                                       reference.

     3.2      Certificate of Amendment to the                          Filed as Exhibit 3.1 to Registration
              Certificate of Incorporation                             Statement on Form S-2 (Registration
                                                                       No. 333-04077) of PAR Technology
                                                                       Corporation incorporated herein by
                                                                       reference.

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

       4      Specimen Certificate representing the                    Filed as Exhibit 3.1 to Registration
              Common Stock.                                            Statement on Form S-2 (Registration
                                                                       No. 333-04077) of PAR Technology
                                                                       Corporation incorporated herein by
                                                                       reference.


      11 Statement re computation of Earnings per share.

      22      Subsidiaries of the registrant

      23      Consent of independent accountants

       *      Confidential treatment granted as to certain portions.