Form 10-Q
period 2000-03-31
PAR TECHNOLOGY CORP
filed 2000-05-09
CIK 708821

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

       For the Quarter Ended March 31, 2000. Commission File Number 1-9720

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the pre-ceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares outstanding of registrant's common stock, as of April 30, 2000 - 7,899,205 shares.

                           PAR TECHNOLOGY CORPORATION


                                TABLE OF CONTENTS
                                    FORM 10-Q


                                     PART 1
                              FINANCIAL INFORMATION



   Item Number
   -----------

     Item 1.        Financial Statements
                    -  Consolidated Statement of Income for
                       the Three Months Ended March 31, 2000
                       and 1999

                    - Consolidated Statement of Comprehensive Income for the Three Months Ended March 31, 2000 and 1999

                    -  Consolidated Balance Sheet at
                       March 31, 2000 and December 31, 1999

                    - Consolidated Statement of Cash Flows
                      for the Three Months Ended
                      March 31, 2000 and 1999

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


      Item 6.       Exhibits and Reports on Form 8-K


      Signatures


      Exhibit Index

Item 1.
Financial Statements
PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(In Thousands Except Per Share Amounts)
(Unaudited)

                                                   For the Three Months Ended March 31,
                                                   ------------------------------------
                                                           2000          1999
                                                         --------      --------
Net revenues:
     Product .......................................     $  6,511      $ 22,045
     Service .......................................        6,688         8,666
     Contract ......................................        6,052         5,035
                                                         --------      --------
                                                           19,251        35,746
                                                         --------      --------
Costs of sales:
     Product .......................................        5,308        13,678
     Service .......................................        6,681         8,066
     Contract ......................................        5,695         4,756
                                                         --------      --------
                                                           17,684        26,500
                                                         --------      --------
           Gross margin ............................        1,567         9,246
                                                         --------      --------
Operating expenses:
     Selling, general and administrative ...........        6,469         5,739
     Research and development ......................        2,102         2,213
                                                         --------      --------
                                                            8,571         7,952
                                                         --------      --------
Income (loss) from operations ......................       (7,004)        1,294
Other income (expense), net ........................          (11)           49
Interest expense ...................................         (124)         (117)
                                                         --------      --------

Income (loss) before provision for income taxes ....       (7,139)        1,226
Provision (benefit) for income taxes ...............       (2,616)          460
                                                         --------      --------
Net income (loss) ..................................     $ (4,523)     $    766
                                                         ========      ========
Basic and Diluted earnings (loss)
per common share ...................................     $   (.56)     $    .09
                                                         ========      ========
Weighted average shares outstanding
     Diluted .......................................        8,034         8,607
                                                         ========      ========
     Basic .........................................        8,034         8,482
                                                         ========      ========


PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(In Thousands)
(Unaudited)
                                                   For the Three Months Ended March 31,
                                                   ------------------------------------
                                                           2000          1999
                                                         --------      --------

Net income (loss) ....................................   $(4,523)      $   766
Other comprehensive loss net of tax:
     Foreign currency translation adjustments ........       (35)          (79)
                                                         -------       -------
Comprehensive income (loss) ..........................   $(4,558)      $   687
                                                         =======       =======

PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(In Thousands Except Share Amounts)

                                                        March 31,
                                                          2000        December 31,
Assets                                                 (Unaudited)        1999
                                                       -----------    ----------
Current Assets:
     Cash ..........................................     $  1,325      $    953
     Accounts receivable-net .......................       27,118        37,436
     Inventories ...................................       32,160        28,164
     Income tax refund claims ......................        2,273           133
     Deferred income taxes .........................        3,605         3,442
     Other current assets ..........................        2,563         2,042
                                                         --------      --------
         Total current assets ......................       69,044        72,170

Property, plant and equipment - net ................       11,069        11,470
Other assets .......................................        4,386         4,467
                                                         --------      --------
                                                         $ 84,499      $ 88,107
                                                         ========      ========
Liabilities and Shareholders' Equity
Current Liabilities:
     Notes payable .................................     $ 11,176      $  4,984
     Accounts payable ..............................        2,866         7,800
     Accrued salaries and benefits .................        4,423         4,746
     Accrued expenses ..............................        1,776         2,497
     Deferred service revenue ......................        6,804         5,478
                                                         --------      --------
         Total current liabilities .................       27,045        25,505
                                                         --------      --------
Deferred income taxes ..............................          430           459
                                                         --------      --------

Shareholders' Equity:
     Common stock, $.02 par value,
       19,000,000 shares authorized;
       9,516,711 shares issued
       7,951,405 and 8,059,805 outstanding .........          190           190
     Preferred stock, $.02 par value,
       1,000,000 shares authorized .................         --            --
     Capital in excess of par value ................       28,071        28,071
     Retained earnings .............................       37,668        42,191
     Accumulated comprehensive loss ................         (799)         (764)
     Treasury stock, at cost,
       1,565,306 and 1,456,906 shares ..............       (8,106)       (7,545)
                                                         --------      --------
         Total shareholders' equity ................       57,024        62,143
                                                         --------      --------
                                                         $ 84,499      $ 88,107
                                                         ========      ========

PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(In Thousands)
(Unaudited)

                                                   For the Three Months Ended March 31,
                                                    ------------------------------------
                                                             2000        1999
                                                           ---------   ---------
Cash flows from operating activities:
   Net income (loss) ...................................   $ (4,523)   $    766
   Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation and amortization .....................        912         638
     Provision for obsolete inventory ..................      1,135       1,115
     Deferred income taxes .............................       (192)       (233)
     Translation adjustments ...........................        (35)        (79)
    Increase (decrease) from changes in:
       Accounts receivable-net .........................     10,318       2,482
       Inventories .....................................     (5,131)     (6,846)
       Income tax refund claims ........................     (2,140)       --
       Other current assets ............................       (521)       (164)
       Other assets ....................................       --           (39)
       Accounts payable ................................     (4,934)        112
       Accrued salaries and benefits ...................       (323)        400
       Accrued expenses ................................       (721)       (229)
       Deferred service revenue ........................      1,326         926
       Income taxes payable ............................       --           993
                                                           --------    --------
        Net cash used by operating activities ..........     (4,829)       (158)
                                                           --------    --------
   Cash flows from investing activities
     Capital expenditures ..............................       (113)       (305)
     Capitalization of software costs ..................       (317)        (84)
                                                           --------    --------
        Net cash used by investing activities ..........       (430)       (389)
                                                           --------    --------

   Cash flows from financing activities:
     Net borrowings under line-of-credit agreements ....      6,192       1,230
     Acquisition of treasury stock .....................       (561)       (818)
                                                           --------    --------
         Net cash provided by financing activities .....      5,631         412
                                                           --------    --------
    Net increase (decrease) in cash and cash equivalents        372        (135)
    Cash and cash equivalents at beginning of year .....        953       1,298
                                                           --------    --------
    Cash and cash equivalents at end of period .........   $  1,325    $  1,163
                                                           ========    ========
   Supplemental disclosures of cash flow information:
   Cash paid during the year for:
     Interest ..........................................   $    107    $    117
     Income taxes paid, net of refunds .................       (255)       (349)

                   PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1. The statements for the three months ended March 31, 2000 and 1999 are unaudited; in the opinion of the Company such unaudited statements include all adjustments (which comprise only normal recurring accruals) necessary for a fair presentation of the results for such periods. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results of opera-tions to be expected for the year ending December 31, 2000. The consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes for the years ended in December 31, 1999 and 1998 included in the Company's December 31, 1999 Annual Report to the Securities and Exchange Commission on Form 10-K.

2. Inventories are used in the manufacture of Point-Of-Sale systems and other commercial products. The components of inventory, net of related reserves, consist of the following:

                                        (In Thousands)
                                         ------------

                                   March 31,     December 31,
                                      2000           1999
                                   ---------      -----------

           Finished goods          $   9,348       $   6,886
           Work in process             3,122           2,763
           Component parts             6,570           6,001
           Service parts              13,120          12,514
                                   ---------       ---------
                                   $  32,160       $  28,164
                                   =========       =========


     At March 31, 2000 and December 31, 1999, the Company had recorded reserves for obsolete inventory of $3,094,000 and $2,208,000, respectively.

        PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED
                        FINANCIAL STATEMENTS (Unaudited)

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

     Information as to the Company's operations in these three segments is set forth below:

                                                            Quarter ended March 31,
                                                                (In Thousands)
                                                           ------------------------
                                                             2000            1999
                                                           --------        --------
Revenues:
     Transaction Processing ......................         $ 12,945        $ 30,620
     Government ..................................            6,052           5,035
        Vision ...................................              254              91
                                                           --------        --------
           Total .................................         $ 19,251        $ 35,746
                                                           ========        ========
Income (loss) from operations:
     Transaction Processing ......................         $ (6,858)       $  1,276
     Government ..................................               79             234
     Vision ......................................             (225)           (216)
                                                           --------        --------
                                                             (7,004)          1,294
Other income (expense), net ......................              (11)             49
Interest expense .................................             (124)           (117)
                                                           --------        --------
Income (loss) before provision
     for income taxes ............................         $ (7,139)       $  1,226
                                                           ========        ========
Depreciation and amortization:
     Transaction Processing ......................         $    696        $    513
     Government ..................................               34              29
     Vision ......................................                8              12
     Corporate ...................................              174              84
                                                           --------        --------
           Total .................................         $    912        $    638
                                                           ========        ========
Capital expenditures:
     Transaction Processing ......................         $   --          $    236
     Government ..................................               61            --
     Vision ......................................                3              27
     Corporate ...................................               49              42
                                                           --------        --------
           Total .................................         $    113        $    305
                                                           ========        ========

                                                           March 31,      December 31,
                                                             2000            1999
                                                          ---------       -----------
Identifiable assets:
     Transaction Processing ......................         $ 71,694        $ 76,780
     Government ..................................            6,381           6,036
     Vision ......................................              875           1,112
     Corporate ...................................            5,549           4,179
                                                           --------        --------
           Total .................................         $ 84,499        $ 88,107
                                                           ========        ========

         The following table presents revenues by geographic area based on the location of the use of the product or services.

                                      Quarter ended March 31,
                                          (In Thousands)
                                       --------------------
                                         2000         1999
                                       -------      -------

United States ...........              $16,483      $31,745
Other Countries .........                2,768        4,001
                                       -------      -------
      Total .............              $19,251      $35,746
                                       =======      =======



     The following table presents property by geographic area based on the location of the asset.


                                       March 31,  December 31,
                                         2000         1999
                                      ---------    ----------

United States ...........              $76,361      $77,438
Other Countries .........                8,138       10,669
                                       -------      -------
      Total .............              $84,499      $88,107
                                       =======      =======



     Customers comprising 10% or more of the Company's total revenues are summarized as follows:


                                                       Quarter ended March 31,
                                                       ----------------------
                                                           2000      1999
                                                          ------    ------
Transaction Processing segment:
    McDonald's Corporation .......................          22%       47%
    Tricon Corporation ...........................          22%       20%
Government segment:
    Department of Defense ........................          31%       14%
All Others .......................................          25%       19%
                                                           ---       ---
                                                           100%      100%
                                                           ===       ===

 Item 2
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                          QUARTER ENDED MARCH 31, 2000
                                  COMPARED WITH
                          QUARTER ENDED MARCH 31, 1999


     The Company reported revenues of $19.3 million for the first quarter ended 2000, a decrease of 46% from the $35.7 million reported in 1999. The Company recorded a net loss of $4.5 million or diluted loss per share of $.56 for 2000. This compares to net income of $766,000 or diluted earnings per share of $.09 for 1999.

     Product revenues were $6.5 million in 2000, a decrease of 70% from the $22 million recorded in 1999. This decline is attributed to ongoing delays in the release of PAR's restaurant management software, as well as the release and market acceptance of third party software products. Also contributing to the lower revenues has been the delayed opportunities in PAR's restaurant business caused by the scheduling of certain national and regional customer conventions later in the calendar year. The first quarter of 1999 was a record first quarter for the Company with sales especially strong to McDonald's Corporation due to the requirements of their "Made for You" initiative. This program was completed in 1999.

     Customer service revenues were $6.7 million in 2000, a decrease of 23% from the $8.7 million in 1999. The primary reason was lower installation revenue which is directly related to the decreased product revenue discussed above. The Company's service offerings include installation, twenty-four hour help desk support and various field and on-site service options.

     Contract revenues were $6.1 million in 2000, an increase of 20% when compared to the $5 million recorded in the same period in 1999. This growth was primarily due to the startup of a recently awarded four-year, $24 million Navy contract to operate and maintain communications in support of the Pacific Fleet. Additionally, the Company was recently awarded a $4.5 million contract with US Navy to provide telecommunications support to the Naval Computer and Telecommunications Detachment located in Brunswick, Maine. These contracts will contribute to revenue growth throughout the remainder of 2000.

     Product margins were 18% for 2000 compared to 38% for the same period in 1999. This decrease resulted from absorption of fixed manufacturing costs on a very low product volume as discussed above.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                          QUARTER ENDED MARCH 31, 2000
                                  COMPARED WITH
                          QUARTER ENDED MARCH 31, 1999


     Customer service margins were .1% in 2000 compared to 7% for the same period in 1999. The service margins were down primarily due to a loss in installation activities caused by lower than anticipated product sales. Additionally, the provision for excess and obsolete inventory was higher in 2000 when compared to 1999. The Company is continuing its investments in service personnel, training and service integration and help desk capabilities.

     Contract margins were 6% unchanged from the same period in 1999. Margins on the Company's government contract business typically run between 5% and 6%.

     Selling, general and administrative expenses were $6.5 million in 2000 versus $5.7 million for the same period in 1999, an increase of 13%. The increase is the result of a one-time early retirement program offered to eligible employees in the first quarter of 2000. Additionally, administrative expenses related to the recently installed service management system increased.

     Research and development expenses were $2.1 million in 2000, a decrease of 5% from the $2.2 million recorded for the same period in 1999. The decline is due to an increase in 2000 in the amount of software development costs capitalized in accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. Absent this requirement, expenses increased 5% as the Company is continuing to invest in enterprise solutions for its manufacturing/warehouse customers. The Company is also preparing for release of its new iN.fusion software suite for its restaurant customers. Research and development costs attributable to government contracts are included in cost of contract revenues.

     Interest expense represents interest charged on the Company's short-term borrowing requirements from banks.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                          QUARTER ENDED MARCH 31, 2000
                                  COMPARED WITH
                          QUARTER ENDED MARCH 31, 1999


Liquidity and Capital Resources

     The Company's primary source of liquidity has been from operations. Cash used by operating activities was $4.8 in the first quarter of 2000, compared to $158,000 in 1999. During the first quarter of 2000, cash flow was adversely affected by the operating loss, a build up in inventory in anticipation of future demands and the timing of vendor payments. This was partially offset by the $10.3 million reduction in accounts receivable. During the first quarter of 1999, the Company increased its inventory levels in anticipation of future demand and to meet the growing service parts requirements as its customer base increased. This was partially offset by accounts receivable collections, net income for the period and a federal income tax refund.

     Cash used in investing activities was $430,000 for the first quarter of 2000 compared to $389,000 in 1999. In the first quarter of 2000, the most significant investing activity was the $317,000 capitalization of software costs. In 1999, capital expenditures were for the continued upgrade to the Company's customer service center and for PC equipment.

     Cash provided by financing activities was $5.6 million for the first quarter of 2000 compared to $412,000 in 1999. In 2000, the Company increased its line-of-credit borrowings by $6.2 million. This was partially offset by the repurchase of 108,400 shares of its stock for $561,000. In 1999, the Company received advances on its lines of credit totaling $1.2 million. The Company also repurchased 128,200 shares of its stock for $818,000.

     The Company has line-of-credit agreements, which aggregate $25 million with certain banks, of which $13.8 million were unused at March 31, 2000. The Company believes that it has adequate financial resources to meet its future liquidity and capital requirements.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                          QUARTER ENDED MARCH 31, 2000
                                  COMPARED WITH
                          QUARTER ENDED MARCH 31, 1999


Other Matters

     Inflation had little effect on revenues and related costs during the first quarter of 2000. Manage- ment anticipates that margins will be maintained at acceptable levels to minimize the effects of inflation, if any.

     The Company has total interest bearing short-term debt of approximately $11.2 million at March 31, 2000. Management believes that increases in short-term rates could have an adverse effect on the Company's 2000 results.

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





            None during the first quarter of 2000.

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




Date:    May 9, 2000



                                       RONALD J. CASCIANO
                                       ------------------
                                       Ronald J. Casciano
                                       Vice President, Chief Financial Officer
                                       and Treasurer