Form 10-Q
period 2000-06-30
PAR TECHNOLOGY CORP
filed 2000-08-10
CIK 708821

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

       For the Quarter Ended June 30, 2000. Commission File Number 1-9720

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     The number of shares outstanding of registrant's common stock, as of July 31, 2000 - 7,799,805 shares.

                           PAR TECHNOLOGY CORPORATION


                                TABLE OF CONTENTS
                                    FORM 10-Q


                                     PART 1
                              FINANCIAL INFORMATION


   Item Number
   -----------

      Item 1.      Financial Statements
                   -  Consolidated Statement of Income for
                      the Three and Six Months Ended June 30, 2000 and 1999

                   - Consolidated Statement of Comprehensive Income for the Three and Six Months Ended June 30, 2000 and 1999

                   -  Consolidated Balance Sheet at
                      June 30, 2000 and December 31, 1999

                   -  Consolidated Statement of Cash Flows
                      for the Six Months Ended June 30, 2000 and 1999

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


      Item 6.      Exhibits and Reports on Form 8-K


      Signatures


      Exhibit Index

Item 1.
Financial Statements
PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(In Thousands Except Per Share Amounts)
(Unaudited)

                                           For the three months     For the six months
                                              ended June 30,          ended June 30,
                                           --------------------     ------------------
                                             2000        1999        2000        1999
                                             ----        ----        ----        ----
Net revenues:
     Product ...........................   $ 10,419    $ 24,319    $ 16,931    $ 46,364
     Service ...........................      7,865       9,422      14,552      18,088
     Contract ..........................      6,030       5,210      12,082      10,245
                                           --------    --------    --------    --------
                                             24,314      38,951      43,565      74,697
                                           --------    --------    --------    --------

Costs of sales:
     Product ...........................      8,248      15,907      13,556      29,585
     Service ...........................      7,424       8,219      14,104      16,285
     Contract ..........................      5,618       4,796      11,313       9,552
                                           --------    --------    --------    --------
                                             21,290      28,922      38,973      55,422
                                           --------    --------    --------    --------

           Gross margin ................      3,024      10,029       4,592      19,275
                                           --------    --------    --------    --------

Operating expenses:
     Selling, general and administrative      5,601       5,757      12,070      11,496
     Research and development ..........      2,422       2,335       4,525       4,548
                                           --------    --------    --------    --------
                                              8,023       8,092      16,595      16,044
                                           --------    --------    --------    --------

Income (loss) from operations ..........     (4,999)      1,937     (12,003)      3,231
Other income, net ......................        108          47          97          96
Interest expense .......................       (231)       (150)       (355)       (267)
                                           --------    --------    --------    --------

Income (loss) before provision for
     income taxes ......................     (5,122)      1,834     (12,261)      3,060
Provision (benefit) for income taxes ...     (1,870)        660      (4,486)      1,120
                                           --------    --------    --------    --------

Net income (loss) ......................   $ (3,252)   $  1,174    $ (7,775)   $  1,940
                                           ========    ========    ========    ========

Basic and Diluted earnings (loss)
     per common share ..................   $   (.41)   $    .14    $   (.98)   $    .23
                                           ========    ========    ========    ========

Weighted average shares outstanding
     Diluted ...........................      7,863       8,546       7,949       8,575
                                           ========    ========    ========    ========

     Basic .............................      7,863       8,414       7,949       8,448
                                           ========    ========    ========    ========

PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(In Thousands)
(Unaudited)

                                           For the three months     For the six months
                                              ended June 30,          ended June 30,
                                           --------------------     ------------------
                                             2000        1999        2000        1999
                                             ----        ----        ----        ----
Net income (loss) ......................   $(3,252)    $ 1,174     $(7,775)    $ 1,940
  Other comprehensive income (loss),
  net of tax:
    Foreign currency translation
    adjustments ........................      (439)         42        (474)        (37)
                                           -------     -------     -------     -------
Comprehensive income (loss) ............   $(3,691)    $ 1,216     $(8,249)    $ 1,903
                                           =======     =======     =======     =======

PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(In Thousands Except Share Amounts)

                                             June 30,
                                               2000     December 31,
Assets                                     (Unaudited)     1999
                                           -----------  -----------
Current Assets:
     Cash ................................   $    364    $    953
     Accounts receivable-net .............     28,864      37,436
     Inventories .........................     28,694      28,164
     Income tax refund claims ............        947         133
     Deferred income taxes ...............      6,775       3,442
     Other current assets ................      2,391       2,042
                                             --------    --------
         Total current assets ............     68,035      72,170

Property, plant and equipment - net ......     10,882      11,470
Other assets .............................      4,244       4,467
                                             --------    --------
                                             $ 83,161    $ 88,107
                                             ========    ========
Liabilities and Shareholders' Equity
Current Liabilities:
     Notes payable .......................   $ 10,151    $  4,984
     Current portion of long-term debt ...         48           -
     Accounts payable ....................      4,445       7,800
     Accrued salaries and benefits .......      4,593       4,746
     Accrued expenses ....................      1,976       2,497
     Deferred service revenue ............      6,493       5,478
                                             --------    --------

         Total current liabilities .......     27,706      25,505
                                             --------    --------
Deferred income taxes ....................        379         459
                                             --------    --------
Long-term debt ...........................      2,348           -
                                             --------    --------

Shareholders' Equity:
     Common stock, $.02 par value,
       19,000,000 shares authorized;
       9,516,711 shares issued
       7,804,605 and 8,059,805 outstanding        190         190
     Preferred stock, $.02 par value,
       1,000,000 shares authorized .......          -           -
     Capital in excess of par value ......     28,071      28,071
     Retained earnings ...................     34,416      42,191
     Accumulated comprehensive loss ......     (1,238)       (764)
     Treasury stock, at cost,
       1,712,106 and 1,456,906 shares ....     (8,711)     (7,545)
                                             --------    --------

         Total shareholders' equity ......     52,728      62,143
                                             --------    --------
                                             $ 83,161    $ 88,107
                                             ========    ========

PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(In Thousands)
(Unaudited)

                                                           For the six months
                                                              ended June 30,
                                                           ------------------
                                                              2000       1999
                                                              ----       ----
Cash flows from operating activities:
   Net income (loss) ....................................   $(7,775)   $ 1,940
   Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation and amortization ......................     1,766      1,311
     Provision for obsolete inventory ...................     2,268      1,855
     Translation adjustments ............................      (474)       (37)
    Increase (decrease) from changes in:
       Accounts receivable-net ..........................     8,572      3,704
       Inventories ......................................    (2,798)    (6,557)
       Income tax refund claims .........................      (814)         -
       Other current assets .............................      (349)       (85)
       Other assets .....................................         -        (50)
       Accounts payable .................................    (3,355)    (2,227)
       Accrued salaries and benefits ....................      (153)       677
       Accrued expenses .................................      (521)       212
       Income taxes payable .............................         -      1,752
       Deferred service revenue .........................     1,015      1,427
       Deferred income taxes ............................    (3,413)      (416)
                                                            -------    -------
        Net cash provided (used) by operating activities     (6,031)     3,506
                                                            -------    -------
   Cash flows from investing activities:
     Capital expenditures ...............................      (393)      (936)
     Capitalization of software costs ...................      (562)      (189)
                                                            -------    -------
        Net cash used in investing activities ...........      (955)    (1,125)
                                                            -------    -------
   Cash flows from financing activities:
     Net borrowing (payments) under
        line-of-credit agreements .......................     5,167     (1,761)
     Proceeds from the issuance of long-term debt .......     2,396          -
     Acquisition of treasury stock ......................    (1,166)      (878)
                                                            -------    -------
         Net cash provided (used) in financing activities     6,397     (2,639)
                                                            -------    -------
    Net decrease in cash and cash equivalents ...........      (589)      (258)
    Cash and cash equivalents at beginning of year ......       953      1,298
                                                            -------    -------
    Cash and cash equivalents at end of period ..........   $   364    $ 1,040
                                                            =======    =======
   Supplemental disclosures of cash flow information:
   Cash paid during the year for:
     Interest ...........................................   $   338    $   265
     Income taxes, net of refunds .......................      (216)      (292)

                   PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The statements for the three and six months ended June 30, 2000 and 1999 are unaudited; in the opinion of the Company such unaudited statements include all adjustments (which comprise only normal recurring accruals) necessary for a fair presentation of the results for such periods. The consolidated financial statements for the year ending December 31, 2000 are subject to adjustment at the end of the year when they will be audited by independent accountants. The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2000. The consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes for the years ended in December 31, 1999 and 1998 included in the Company's December 31, 1999 Annual Report to the Securities and Exchange Commission on Form 10-K.

2. Inventories are used in the manufacture and service of Transaction Processing products. The components of inventory, net of related reserves, consist of the following:


                                                  (In Thousands)
                                                  --------------
                                               June 30,   December 31,
                                                 2000        1999
                                               -------    -----------

             Finished goods ...........        $ 7,078     $ 6,886
             Work in process ..........          2,706       2,763
             Component parts ..........          6,615       6,001
             Service parts ............         12,295      12,514
                                               -------     -------
                                               $28,694     $28,164
                                               =======     =======


     At June 30, 2000 and December 31, 1999, the Company had recorded reserves for obsolete inventory of $2,841,000 and $2,208,000, respectively.

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

     Information as to the Company's operations in these three segments is set forth below (in thousands):

                                 For the three months     For the six months
                                     ended June 30,         ended June 30,
                                 --------------------     ------------------
                                    2000       1999        2000        1999
                                    ----       ----        ----        ----
Revenues:
     Transaction Processing ..   $ 18,225    $ 33,369    $ 31,170    $ 63,989
     Government ..............      6,030       5,210      12,082      10,245
     Vision ..................         59         372         313         463
                                 --------    --------    --------    --------
           Total .............   $ 24,314    $ 38,951    $ 43,565    $ 74,697
                                 ========    ========    ========    ========

Income (loss) from operations:
     Transaction Processing ..   $ (5,206)   $  1,511    $(12,064)   $  2,787
     Government ..............        412         414         491         648
     Vision ..................       (205)         12        (430)       (204)
                                 --------    --------    --------    --------
                                   (4,999)      1,937     (12,003)      3,231
Other income, net ............        108          47          97          96
Interest expense .............       (231)       (150)       (355)       (267)
                                 --------    --------    --------    --------
Income (loss) before provision
     for income taxes ........   $ (5,122)   $  1,834    $(12,261)   $  3,060
                                 ========    ========    ========    ========
Depreciation and amortization:
     Transaction Processing ..   $    707    $    525    $  1,403    $  1,038
     Government ..............         26          46          60          75
     Vision ..................          8          12          16          24
     Corporate ...............        113          90         287         174
                                 --------    --------    --------    --------
           Total .............   $    854    $    673    $  1,766    $  1,311
                                 ========    ========    ========    ========
Capital expenditures:
     Transaction Processing ..   $    118    $    204    $    118    $    440
     Government ..............          -         197          61         197
     Vision ..................          7           7          10          34
     Corporate ...............        155         223         204         265
                                 --------    --------    --------    --------
           Total .............   $    280    $    631    $    393    $    936
                                 ========    ========    ========    ========


     The  following  table  presents  revenues by  geographic  area based on the location of the use of the product or services.
                                 For the three months     For the six months
                                     ended June 30,         ended June 30,
                                 --------------------     ------------------
                                    2000       1999        2000        1999
                                    ----       ----        ----        ----

United States ................   $ 19,870    $ 33,136    $ 36,353    $  64,881
Other Countries ..............      4,444       5,815       7,212        9,816
                                 --------    --------    --------    --------
           Total                 $ 24,314    $ 38,951    $ 43,565    $  74,697
                                 ========    ========    ========    =========

     Customers comprising 10% or more of the Company's total revenues are summarized as follows:

                                 For the three months   For the six months
                                    ended June 30,         ended June 30,
                                 --------------------   ------------------
                                   2000       1999        2000      1999
                                   ----       ----        ----      ----
Transaction Processing Segment:
     McDonald's Corporation ...     35%        42%         29%       46%
     Tricon Corporation .......     20%        23%         21%       21%
Government Segment:
     Department of Defense ....     25%        13%         28%       14%
All Others ....................     20%        22%         22%       19%
                                   ---        ---         ---       ---
                                   100%       100%        100%      100%
                                   ===        ===         ===       ===



                                          June 30,       December 31,
                                            2000             1999
                                          -------        -----------
Identifiable assets:
     Transaction Processing..........      $70,964          $76,780
     Government .....................        6,515            6,036
     Vision .........................          982            1,112
     Corporate ......................        4,700            4,179
                                           -------          -------
           Total ....................      $83,161          $88,107
                                           =======          =======



     The following table presents property by geographic area based on the location of the asset.


                               June 30,       December 31,
                                 2000             1999
                               -------        -----------


United States ..............   $76,234           $77,438
Other Countries ............     6,927            10,669
                               -------           -------
      Total ................   $83,161           $88,107
                               =======           =======


 Item 2
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           QUARTER ENDED JUNE 30, 2000
                                  COMPARED WITH
                           QUARTER ENDED JUNE 30, 1999


     The Company reported revenues of $24.3 million for the second quarter ended 2000, a decrease of 38% from the $39 million reported in 1999. The Company recorded a net loss of $3.3 million or a diluted loss per share of $.41 for 2000. This compares to net income of $1.2 million or diluted earnings per share of $.14 for 1999.

     Product revenues were $10.4 million in 2000, a decrease of 57% from the $24.3 million recorded in 1999. This decline is attributed to ongoing delays in the release of PAR's restaurant management software, as well as the release and market acceptance of third party software products. Sales to McDonald's Corporation were lower in 2000 compared to last year due to the completion of their "Made for You" initiative. Product sales to other restaurant customers were also down reflecting a general slow down of sales activities in this market.

     Customer service revenues were $7.9 million in 2000, a decrease of 17% from the $9.4 million in 1999. The primary reason was lower installation revenue which is directly related to the decreased product revenue discussed above. The Company's service offerings include installation, twenty-four hour help desk support and various field and on-site service options.

     Contract revenues were $6 million in 2000, an increase of 16% when compared to the $5.2 million recorded in the same period in 1999. This growth was primarily due to the startup of a recently awarded four-year, $24 million Navy contract to operate and maintain communications in support of the Pacific Fleet. Additionally, the Company was recently awarded a $4.5 million contract with the US Navy to provide telecommunications support to the Naval Computer and Telecommunications Detachment located in Brunswick, Maine. These contracts will contribute to revenue growth throughout the remainder of 2000.

     Product margins were 21% for 2000 compared to 35% for the same period in 1999. This decrease resulted from absorption of fixed manufacturing costs on a very low product volume as discussed above.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           QUARTER ENDED JUNE 30, 2000
                                  COMPARED WITH
                           QUARTER ENDED JUNE 30, 1999


     Customer service margins were 6% in 2000 compared to 13% for the same period in 1999. The service margins were down primarily due to a loss in installation activities caused by lower than anticipated product sales. Additionally, margins realized in the depot repair process were lower in 2000 when compared to 1999.

     Contract margins were 7% in 2000 compared to 8% for the same period in 1999. The difference in margins is due to a minor change in contract mix. Margins on the Company's government contract business typically run between 5% and 6%.

     Selling, general and administrative expenses were $5.6 million in 2000 versus $5.8 million for the same period in 1999, a decrease of 3%. The decline is primarily due to lower selling expense in the Restaurant business which is directly related to lower product revenues.

     Research and development expenses were $2.4 million in 2000, an increase of 4% from the $2.3 million recorded for the same period in 1999. This increase is the result of the Company's investment in its new iN.fusion software suite for its restaurant customers and its investment in enterprise solutions for its manufacturing/warehousing customers. This increase was partially offset by the amount of software development costs capitalized in accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. Research and development costs attributable to government contracts are included in cost of contract revenues.

     Interest expense represents interest charged on the Company's short-term borrowing requirements from banks and from the recently acquired long-term debt.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                         SIX MONTHS ENDED JUNE 30, 2000
                                  COMPARED WITH
                         SIX MONTHS ENDED JUNE 30, 1999


     The Company reported revenues of $43.6 million for the six months ended 2000, a decrease of 42% from the $74.7 million reported in 1999. The Company recorded a net loss of $7.8 million or diluted loss per share of $.98 for 2000. This compares to net income of $1.9 million or diluted earnings per share of $.23 for 1999.

     Product revenues were $16.9 million in 2000, a decrease of 63% from the $46.4 million recorded in 1999. This decline is attributed to ongoing delays in the release of PAR's restaurant management software, as well as the release and market acceptance of third party software products. The first half of 1999 was a record for the Company with sales especially strong to McDonald's Corporation due to the requirements of their "Made for You" initiative. This program was completed in 1999.

     Customer service revenues were $14.6 million in 2000, a decrease of 20% from the $18.1 million in 1999. The primary reason was lower installation revenue and supply sales which are directly related to the decreased product revenue discussed above.

     Contract revenues were $12.1 million in 2000, an increase of 18% when compared to the $10.2 million recorded in the same period in 1999. This growth was primarily due to the Navy contract to operate and maintain communications in support of the Pacific Fleet and an increase in software development work for the Department of Defense.

     Product margins were 20% for 2000 compared to 36% for the same period in 1999. Product margins have been below normal for the first half of 2000 due to absorption of fixed manufacturing costs on a very low product volume as discussed above.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                         SIX MONTHS ENDED JUNE 30, 2000
                                  COMPARED WITH
                         SIX MONTHS ENDED JUNE 30, 1999


     Customer service margins were 3% in 2000 compared to 10% for the same period in 1999. The service margins were down primarily due to a loss in installation activities caused by lower than anticipated product sales. Additionally, the provision for excess and obsolete inventory was higher in 2000 when compared to 1999. The Company is continuing its investments in service personnel, training and service integration and help desk capabilities.

     Contract margins were 6% in 2000 compared to 7% for the same period in 1999. Margins on the Company's government contract business typically run between 5% and 6%.

     Selling, general and administrative expenses were $12.1 million in 2000 versus $11.5 million for the same period in 1999, an increase of 5%. The increase is the result of a one-time early retirement program offered to eligible employees in the first quarter of 2000. Additionally, administrative expenses related to the recently installed service management system increased. This was partially offset by a reduction in sales and marketing expenses directly related to the decline in product revenue.

     Research and development expenses were $4.5 million in 2000, virtually unchanged from the same period in 1999. The Company is continuing its investment in enterprise solutions for both its restaurant and manufacturing/warehousing customers. This investment was offset by the amount of software development costs capitalized in accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.

     Interest expense represents interest charged on the Company's short-term borrowing requirements from banks and from the recently acquired long-term debt.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                         SIX MONTHS ENDED JUNE 30, 2000
                                  COMPARED WITH
                         SIX MONTHS ENDED JUNE 30, 1999


Liquidity and Capital Resources

     Cash used by operating activities was $6 million for the six months ended June 30, 2000, compared to cash provided by operating activities of $3.5 million in 1999. During 2000, cash flow was adversely affected by the operating loss, a build up in inventory in anticipation of future demands and the timing of vendor payments. This was partially offset by the $8.6 million reduction in accounts receivable. During 1999, cash flow benefited from the collection of accounts receivable, net income for the period and the federal income tax refund. This was partially offset by the increase in inventory levels in anticipation of future demand and to meet the growing service parts requirements as the Company's customer base increases.

     Cash used in investing activities was $1 million for the first six months of 2000 compared to $1.1 million in 1999. In the first six months of 2000, the most significant investing activity was the $562,000 capitalization of software costs. In 1999, funds were used for capital expenditures for the upgrade to the Company's customer service center, for PC equipment and for research and development equipment.

     Cash provided by financing activities was $6.4 million for the six months ended June, 2000 compared to cash used of $2.6 million in 1999. In 2000, the Company increased its line-of-credit borrowings by $5.2 million and secured a mortgage on a portion of its headquarter facilities. This was partially offset by the repurchase of 255,200 shares of its stock for $1.2 million. In 1999, the Company reduced its lines of credit borrowings by $1.8 million. The Company also repurchased 137,300 shares of its stock for $878,000.

     The Company has line-of-credit agreements, which aggregate $27.5 million with certain banks, of which $17.3 million were unused at June 30, 2000. The Company believes that it has adequate financial resources to meet its future liquidity and capital requirements.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                         SIX MONTHS ENDED JUNE 30, 2000
                                  COMPARED WITH
                         SIX MONTHS ENDED JUNE 30, 1999


Other Matters

     Inflation had little effect on revenues and related costs during the first six months of 2000. Management anticipates that margins will be maintained at acceptable levels to minimize the effects of inflation, if any.

     The Company has total interest bearing short-term debt of approximately $10.2 million at June 30, 2000. Management believes that increases in short-term rates could have an adverse effect on the Company's 2000 results.

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





     None during the second quarter of 2000.

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








Date:  August 10, 2000



                                       RONALD J. CASCIANO
                                       ------------------
                                       Ronald J. Casciano
                                       Vice President, Chief Financial Officer
                                       and Treasurer