Form 10-Q
period 2000-09-30
PAR TECHNOLOGY CORP
filed 2000-11-13
CIK 708821

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

     For the Quarter Ended September 30, 2000. Commission File Number 1-9720

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

     The number of shares outstanding of registrant's common stock, as of October 31, 2000 - 7,723,005 shares.

                           PAR TECHNOLOGY CORPORATION

                                TABLE OF CONTENTS
                                    FORM 10-Q

                                     PART 1

                              FINANCIAL INFORMATION

   Item Number
   -----------

      Item 1.     Financial Statements

                  -  Consolidated Statement of Income for
                     the Three and Nine Months Ended September 30, 2000 and 1999

                  - Consolidated Statement of Comprehensive Income for the Three and Nine Months Ended September 30, 2000 and 1999

                  -  Consolidated Balance Sheet at
                     September 30, 2000 and December 31, 1999

                  -  Consolidated Statement of Cash Flows
                     for the Nine Months Ended September 30, 2000 and 1999

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


      Signatures


      Exhibit Index

Item 1.
Financial Statements

PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(In Thousands Except Per Share Amounts)
(Unaudited)

                                            For the three months      For the nine months
                                             ended September 30,      ended September 30,
                                           ----------------------    ----------------------
                                              2000         1999         2000         1999
                                           ---------    ---------    ---------    ---------
Net revenues:
     Product ...........................   $  13,750    $  19,226    $  30,681    $  65,590
     Service ...........................       8,808        8,674       23,360       26,762
     Contract ..........................       6,400        4,682       18,482       14,927
                                           ---------    ---------    ---------    ---------
                                              28,958       32,582       72,523      107,279
                                           ---------    ---------    ---------    ---------
Costs of sales:
     Product ...........................      10,336       12,331       23,892       41,916
     Service ...........................       6,564        8,237       20,668       24,522
     Contract ..........................       5,949        4,455       17,262       14,007
                                           ---------    ---------    ---------    ---------
                                              22,849       25,023       61,822       80,445
                                           ---------    ---------    ---------    ---------
           Gross margin ................       6,109        7,559       10,701       26,834
                                           ---------    ---------    ---------    ---------
Operating expenses:
     Selling, general and administrative       5,224        5,289       17,294       16,785
     Research and development ..........       2,630        2,003        7,155        6,551
     Nonrecurring charge ...............         300         --            300         --
                                           ---------    ---------    ---------    ---------
                                               8,154        7,292       24,749       23,336
                                           ---------    ---------    ---------    ---------
Income (loss) from operations ..........      (2,045)         267      (14,048)       3,498
Other income, net ......................         135          238          232          334
Interest expense .......................        (302)        (101)        (657)        (368)
                                           ---------    ---------    ---------    ---------
Income (loss) before provision for
     income taxes ......................      (2,212)         404      (14,473)       3,464
Provision (benefit) for income taxes ...      (1,033)        (349)      (5,519)         771
                                           ---------    ---------    ---------    ---------
Net income (loss) ......................   $  (1,179)   $     753    $  (8,954)   $   2,693
                                           =========    =========    =========    =========
Earnings (loss) per share
     Diluted ...........................   $    (.15)   $     .09    $   (1.13)   $     .31
                                           =========    =========    =========    =========
     Basic .............................   $    (.15)   $     .09    $   (1.13)   $     .32
                                           =========    =========    =========    =========
Weighted average shares outstanding
     Diluted ...........................       7,775        8,595        7,891        8,580
                                           =========    =========    =========    =========
     Basic .............................       7,775        8,412        7,891        8,435
                                           =========    =========    =========    =========

PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(In Thousands)
(Unaudited)

                                            For the three months     For the nine months
                                             ended September 30,      ended September 30,
                                           ----------------------    ----------------------
                                              2000         1999         2000         1999
                                           ---------    ---------    ---------    ---------
Net income (loss) ......................   $  (1,179)   $     753    $  (8,954)   $   2,693
   Other comprehensive income (loss),
   net of tax:
     Foreign currency translation
     adjustments .......................        (198)         (48)        (672)        (85)
                                           ---------    ---------    ---------    --------
Comprehensive income (loss) ............   $  (1,377)   $     705    $  (9,626)   $  2,608
                                           =========    =========    =========    ========


PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(In Thousands Except Share Amounts)

                                           September 30,
                                              2000       December 31,
Assets                                      (Unaudited)     1999
                                           -----------   -----------
Current Assets:
     Cash ................................   $    555    $    953
     Accounts receivable-net .............     31,042      37,436
     Inventories .........................     28,567      28,164
     Income tax refund claims ............       --           133
     Deferred income taxes ...............      8,265       3,442
     Other current assets ................      2,797       2,042
                                             --------    --------
         Total current assets ............     71,226      72,170

Property, plant and equipment - net ......     10,828      11,470
Other assets .............................      4,072       4,467
                                             --------    --------
                                             $ 86,126    $ 88,107
                                             ========    ========
Liabilities and Shareholders' Equity
Current Liabilities:
     Notes payable .......................   $ 12,792    $  4,984
     Current portion of long-term debt ...         49        --
     Accounts payable ....................      6,377       7,800
     Accrued salaries and benefits .......      3,969       4,746
     Accrued expenses ....................      2,229       2,497
     Income taxes payable ................        229        --
     Deferred service revenue ............      6,913       5,478
                                             --------    --------
         Total current liabilities .......     32,558      25,505
                                             --------    --------
Deferred income taxes ....................        139         459
                                             --------    --------
Long-term debt ...........................      2,336        --
                                             --------    --------
Shareholders' Equity:
     Common stock, $.02 par value,
       19,000,000 shares authorized;
       9,516,711 shares issued;
       7,723,005 and 8,059,805 outstanding        190         190
     Preferred stock, $.02 par value,
       1,000,000 shares authorized .......       --          --
     Capital in excess of par value ......     28,071      28,071
     Retained earnings ...................     33,237      42,191
     Accumulated comprehensive loss ......     (1,436)       (764)
     Treasury stock, at cost,
     1,793,706 and 1,456,906 shares ......     (8,969)     (7,545)
                                             --------    --------
         Total shareholders' equity ......     51,093      62,143
                                             --------    --------
                                             $ 86,126    $ 88,107
                                             ========    ========

PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(In Thousands)
(Unaudited)

                                                            For the nine months
                                                            ended September 30,
                                                            -------------------
                                                              2000       1999
                                                            --------   --------
Cash flows from operating activities:
   Net income (loss) ....................................   $(8,954)   $ 2,693
   Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation and amortization ......................     2,605      2,061
     Provision for obsolete inventory ...................     2,751      2,981
     Translation adjustments ............................      (672)       (85)
    Increase (decrease) from changes in:
       Accounts receivable-net ..........................     6,394      8,606
       Inventories ......................................    (3,154)    (9,087)
       Income tax refund claims .........................       133       --
       Other current assets .............................      (755)      (879)
       Other assets .....................................      --          (77)
       Accounts payable .................................    (1,423)    (4,079)
       Accrued salaries and benefits ....................      (777)      (932)
       Accrued expenses .................................      (268)      (602)
       Income taxes payable .............................       229      2,138
       Deferred service revenue .........................     1,435        973
       Deferred income taxes ............................    (5,143)    (1,472)
                                                            -------    -------
        Net cash provided (used) by operating activities     (7,599)     2,239
                                                            -------    -------
   Cash flows from investing activities:

     Capital expenditures ...............................      (798)    (1,681)
     Capitalization of software costs ...................      (770)      (403)
                                                            -------    -------
        Net cash used in investing activities ...........    (1,568)    (2,084)
                                                            -------    -------
   Cash flows from financing activities:
     Net borrowing (payments) under
         line-of-credit agreements ......................     7,808        436
     Proceeds from the issuance of long-term debt .......     2,385        --
     Proceeds from the exercise of stock options ........     --            21
     Acquisition of treasury stock ......................    (1,424)      (878)
                                                            -------    -------
         Net cash provided (used) in financing activities     8,769       (421)
                                                            -------    -------
    Net decrease in cash and cash equivalents ...........      (398)      (266)
    Cash and cash equivalents at beginning of year ......       953      1,298
                                                            -------    -------
    Cash and cash equivalents at end of period ..........   $   555    $ 1,032
                                                            =======    =======
   Supplemental disclosures of cash flow information:
   Cash paid during the year for:
     Interest                                               $   603    $   362
     Income taxes, net of refunds                              (643)      (115)

                   PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The statements for the three and nine months ended September 30, 2000 and 1999 are unaudited; in the opinion of the Company such unaudited statements include all adjustments (which comprise only normal recurring accruals) necessary for a fair presentation of the results for such periods. The consolidated financial statements for the year ending December 31, 2000 are subject to adjustment at the end of the year when they will be audited by independent accountants. The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2000. The consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes for the years ended in December 31, 1999 and 1998 included in the Company's December 31, 1999 Annual Report to the Securities and Exchange Commission on Form 10-K.

2. Inventories are used in the manufacture and service of Transaction Processing products. The components of inventory, net of related reserves, consist of the following:


                                                  (In Thousands)

                                            September 30,    December 31,
                                                2000             1999
                                            -----------       ----------

               Finished goods.......        $     7,198       $    6,886
               Work in process......              2,654            2,763
               Component parts......              5,889            6,001
               Service parts........             12,826           12,514
                                            -----------       ----------
                                            $    28,567       $   28,164
                                            ===========       ==========


         At September  30, 2000 and December 31, 1999,  the Company had recorded
         reserves  for  obsolete   inventory  of  $3,057,000   and   $2,208,000,
         respectively.

                   PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Continued)


3. The Company's reportable segments are strategic business units that have separate management teams and infrastructures that offer different products and services. The Company has four reportable segments. The Restaurant segment offers integrated solutions to the restaurant industry. These offerings include industry leading hardware and software applications utilized at the point-of-sale, back of store and the Corporate office. This segment also offers customer support including field service, installation, twenty-four hour telephone support and depot repair. Effective July 1, 2000, the Company formed its Industrial Segment. The Industrial segment offers integrated solutions to the manufacturing and warehousing industries. The key element that the Company offers to this market place is its software application that provides a universal interface to the customer's ERP systems. The Government segment designs and implements advanced technology computer software systems primarily for military and intelligence agency applications. It provides services for operating and maintaining certain U.S. Government-owned test sites, and for planning, executing and evaluating experiments involving new or advanced radar systems. The Vision segment designs, manufactures, sells, installs and services image processing systems for the food-processing industry. This segment ceased operations at the end of the third quarter of this year. Inter-segment sales and transfers are not material.

     Information as to the Company's operations in these four segments is set forth below (in thousands):

                                  For the three months       For the nine months
                                   ended September 30,       ended September 30,
                                 ----------------------    ----------------------
                                    2000         1999        2000          1999
                                 ---------    ---------    ---------    ---------
Revenues:
     Restaurant ..............   $  21,660    $  26,425    $  51,019    $  85,990
     Industrial ..............         620        1,430        2,431        5,854
     Government ..............       6,400        4,682       18,482       14,927
     Vision ..................         278           45          591          508
                                 ---------    ---------    ---------    ---------
           Total .............   $  28,958    $  32,582    $  72,523    $ 107,279
                                 =========    =========    =========    =========
Income (loss) from operations:
     Restaurant ..............   $  (1,810)   $     (69)   $ (12,961)   $   2,524
     Industrial ..............        (644)         244       (1,557)         438
     Government ..............         701          292        1,193          940
     Vision ..................           8         (200)        (423)        (404)
     Nonrecurring charge .....        (300)        --           (300)        --
                                 ---------    ---------    ---------    ---------
                                    (2,045)         267      (14,048)       3,498
Other income, net ............         135          238          232          334
Interest expense .............        (302)        (101)        (657)        (368)
                                 ---------    ---------    ---------    ---------
Income (loss) before provision
     for income taxes ........   $  (2,212)   $     404    $ (14,473)   $   3,464
                                 =========    =========    =========    =========
Depreciation and amortization:
     Restaurant ..............   $     671    $     563    $   2,060    $   1,598
     Industrial ..............           9            5           22            8
     Government ..............          27           41           87          116
     Vision ..................           8            7           25           31
     Corporate ...............         124          134          411          308
                                 ---------    ---------    ---------    ---------
           Total .............   $     839    $     750    $   2,605    $   2,061
                                 =========    =========    =========    =========
Capital expenditures:
     Restaurant ..............   $    --      $     290    $     105    $     697
     Industrial ..............           7           13           20           46
     Government ..............        --            162           61          359
     Vision ..................           2            7           12           41
     Corporate ...............         396          273          600          538
                                 ---------    ---------    ---------    ---------
           Total .............   $     405    $     745    $     798    $   1,681
                                 =========    =========    =========    =========

     The following table presents revenues by geographic area based on the location of the use of the product or services.

                                  For the three months       For the nine months
                                   ended September 30,       ended September 30,
                                 ----------------------    ----------------------
                                    2000         1999        2000          1999
                                 ---------    ---------    ---------    ---------
United States ................   $  23,740    $  24,631    $  60,093    $  89,512
Other Countries ..............       5,218        7,951       12,430       17,767
                                 ---------    ---------    ---------    ---------
      Total ..................   $  28,958    $  32,582    $  72,523    $ 107,279
                                 =========    =========    =========    =========

     Customers comprising 10% or more of the Company's total revenues are summarized as follows:


                            For the three months  For the nine months
                             ended September 30,   ended September 30,
                             ------------------   -------------------
                               2000      1999       2000       1999
                              ------    ------     ------     ------
Restaurant Segment:
     McDonald's Corporation    32%        32%        30%        42%
     Tricon Corporation ...    21%        32%        21%        25%
     Burger King ..........    11%         5%         7%         5%
Government Segment:
     Department of Defense     22%        14%        25%        14%
All Others ................    14%        17%        17%        14%
                              ---        ---        ---        ---
                              100%       100%       100%       100%
                              ===        ===        ===        ===



                                    September 30,    December 31,
                                        2000            1999
                                    ------------     -----------
Identifiable assets:
     Restaurant .................      $73,076        $75,323
     Industrial .................        1,614          1,457
     Government .................        6,388          6,036
     Vision .....................          794          1,112
     Corporate ..................        4,254          4,179
                                       -------        -------
           Total ................      $86,126        $88,107
                                       =======        =======



     The following table presents property by geographic area based on the location of the asset.

                                    September 30,   December 31,
                                        2000           1999
                                     ---------      -----------


United States ................        $78,658         $77,438
Other Countries...............          7,468          10,669
                                      -------         -------
      Total ..................        $86,126         $88,107
                                      =======         =======


 Item 2
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                        QUARTER ENDED SEPTEMBER 30, 2000
                                  COMPARED WITH
                        QUARTER ENDED SEPTEMBER 30, 1999

     The Company reported revenues of $29 million for the third quarter ended 2000, a decrease of 11% from the $32.6 million reported in 1999. The Company recorded a net loss of $1.2 million or a diluted loss per share of $.15 for 2000. This compares to net income of $753,000 or diluted earnings per share of $.09 for 1999. The results for the third quarter of 2000 include a nonrecurring after tax charge of $200,000 or $.03 loss per share relating to the disposition of the Company's Vision business.

     Product revenues were $13.8 million in 2000, a decrease of 28% from the $19.2 million recorded in 1999. This decline is reflective of the general slow down in the buying patterns of the Company's restaurant customers following a robust purchasing volume in 1999. This decline is also attributed to ongoing delays in the release of PAR's restaurant management software, as well as the release and market acceptance of third party software products used in the Company's POS systems.

     Customer service revenues were $8.8 million in 2000, an increase of 2% from the $8.7 million in 1999. This was due to increased field service activities partially offset by lower installation revenue, which is directly related to the decreased product revenue discussed above. The Company's service offerings include installation, twenty-four hour help desk support and various field and on-site service options.

     Contract revenues were $6.4 million in 2000, an increase of 37% when compared to the $4.7 million recorded in the same period in 1999. This growth was primarily due to a four-year, $24 million Navy contract to operate and maintain communications in support of the Pacific Fleet. The growth was also attributable to the recently awarded $4.5 million contract with the US Navy to provide telecommunications support to the Naval Computer and Telecommunications Detachment located in Brunswick, Maine. These contracts will contribute to revenue growth throughout the remainder of 2000.

     Product margins were 25% for 2000 compared to 36% for the same period in 1999. This decrease resulted from absorption of fixed manufacturing costs on low product volume and less favorable product mix.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                        QUARTER ENDED SEPTEMBER 30, 2000
                                  COMPARED WITH
                        QUARTER ENDED SEPTEMBER 30, 1999

     Customer service margins were 25% in 2000 compared to 5% for the same period in 1999. This increase was due to efficiency improvements related to the recently installed service management system, certain price adjustments and a favorable physical inventory adjustment.

     Contract margins were 7% in 2000 compared to 5% for the same period in 1999. The difference in margins is due to a minor change in contract mix. Margins on the Company's government contract business typically run between 5% and 6%.

     Selling, general and administrative expenses were $5.2 million in 2000 versus $5.3 million for the same period in 1999, a decrease of 1%. The decline is primarily due to lower selling expense in the Restaurant and Industrial businesses which is directly related to lower product revenues.

     Research and development expenses were $2.6 million in 2000, an increase of 31% from the $2 million recorded for the same period in 1999. This increase is the result of the Company's investment in its new iN.fusion software suite for its restaurant customers and its investment in enterprise solutions for its manufacturing/warehousing customers. Research and development costs attributable to government contracts are included in cost of contract revenues.

     Interest expense represents interest charged on the Company's short-term borrowing requirements from banks and from long-term debt acquired during the second quarter of 2000.

     The Company's tax provision in 2000 includes a $200,000 benefit, or $.03 earnings per share relating to the finalization of the Company's 1999 federal tax return. The tax provision for 1999 includes a benefit of $500,000 or $.06 earnings per share relating to the completion of the Company's 1998 tax return.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                      NINE MONTHS ENDED SEPTEMBER 30, 2000
                                  COMPARED WITH
                      NINE MONTHS ENDED SEPTEMBER 30, 1999

     The Company reported revenues of $72.5 million for the nine months ended 2000, a decrease of 32% from the $107.3 million reported in 1999. The Company recorded a net loss of $9 million or a diluted loss per share of $1.13 for 2000. This compares to net income of $2.7 million or diluted earnings per share of $.31 for 1999.

     Product revenues were $30.7 million in 2000, a decrease of 53% from the $65.6 million recorded in 1999. This decrease can be attributed to a general slow down in the buying patterns of our customers. This decline is also the result of ongoing delays in the release of PAR's restaurant management software, as well as the release and market acceptance of third party software products used in the Company's POS systems. Product revenues in 1999 were especially strong to McDonald's Corporation due to the requirements of their "Made for You" initiative. This program was completed in 1999.

     Customer service revenues were $23.4 million in 2000, a decrease of 13% from the $26.8 million in 1999. The primary reason was lower installation revenue and supply sales, which are directly related to the decreased product revenue discussed above. This was partially offset by a rise in field service activity.

     Contract revenues were $18.5 million in 2000, an increase of 24% when compared to the $14.9 million recorded in the same period in 1999. This growth was primarily due to the Navy contract to operate and maintain communications in support of the Pacific Fleet and an increase in software development work for the Department of Defense.

     Product margins were 22% for 2000 compared to 36% for the same period in 1999. Product margins have been below normal for 2000 due to absorption of fixed manufacturing costs on a very low product volume.

     Customer service margins were 12% in 2000 compared to 8% for the same period in 1999. Margins increased primarily due to improved productivity and certain price adjustments.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                      NINE MONTHS ENDED SEPTEMBER 30, 2000
                                  COMPARED WITH
                      NINE MONTHS ENDED SEPTEMBER 30, 1999

     Contract margins were 7% in 2000 compared to 6% for the same period in 1999. The difference in margins is due to a minor change in contract mix. Margins on the Company's government contract business typically run between 5% and 6%.

     Selling, general and administrative expenses were $17.3 million in 2000 versus $16.8 million for the same period in 1999, an increase of 3%. The increase is the result of a one-time early retirement program offered to eligible employees in the first quarter of 2000. Additionally, administrative expenses related to the recently installed service management system increased. This was partially offset by a reduction in sales and marketing expenses directly related to the decline in product revenue.

     Research and development expenses were $7.2 million in 2000, an increase of 9% from the $6.6 million in 1999. The Company is continuing its investment in enterprise solutions for both its restaurant and manufacturing/warehousing customers.

     Interest expense represents interest charged on the Company's short-term borrowing requirements from banks and from long-term debt.

Liquidity and Capital Resources

     Cash used by operating activities was $7.6 million for the nine months ended September 30, 2000, compared to cash provided by operating activities of $2.2 million in 1999. During 2000, cash flow was adversely affected by the operating loss, a build up in inventory in anticipation of future demands and the timing of vendor payments. This was partially offset by the $6.4 million reduction in accounts receivable. During 1999, cash flow benefited from the collection of accounts receivable, net income for the period and the federal income tax refund. This was partially offset by the increase in inventory levels in anticipation of future demand and to meet the growing service parts requirements as the Company's customer base increases.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                      NINE MONTHS ENDED SEPTEMBER 30, 2000
                                  COMPARED WITH
                      NINE MONTHS ENDED SEPTEMBER 30, 1999

     Cash used in investing activities was $1.6 million for the first nine months of 2000 compared to $2.1 million in 1999. In 2000, capital expenditures were primarily for improvements to the Company's corporate facilities. In addition, the Company capitalized $770,000 of software costs. In 1999, capital expenditures were for upgrades to the Company's customer service center, for PC equipment and for research and development equipment.

     Cash provided by financing activities was $8.8 million for the nine months ended September, 2000 compared to cash used of $421,000 in 1999. In 2000, the Company increased its line-of-credit borrowings by $7.8 million and secured a mortgage on a portion of its headquarter facilities. This was partially offset by the repurchase of 336,800 shares of its stock for $1.4 million. In 1999, the Company increased its lines of credit borrowings by $436,000. The Company also repurchased 137,300 shares of its stock for $878,000.

     The Company has line-of-credit agreements, which aggregate $27.5 million with certain banks, of which $14.7 million were unused at September 30, 2000. The Company believes that it has adequate financial resources to meet its future liquidity and capital requirements.

Other Matters

     Inflation had little effect on revenues and related costs during the first nine months of 2000. Management anticipates that margins will be maintained at acceptable levels to minimize the effects of inflation, if any.

     The Company has total interest bearing short-term debt of approximately $12.8 million at September 30, 2000. Management believes that increases in short-term rates could have an adverse effect on the Company's 2000 results.

     Management believes that currency fluctuations could have an impact on gross margins on revenues affected by foreign currencies.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                      NINE MONTHS ENDED SEPTEMBER 30, 2000
                                  COMPARED WITH
                      NINE MONTHS ENDED SEPTEMBER 30, 1999

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



None during the third quarter of 2000.

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



                                        PAR TECHNOLOGY CORPORATION
                                        --------------------------
                                              (Registrant)

Date:  November 10, 2000



                                        RONALD J. CASCIANO
                                        ----------------------------------------
                                        Ronald J. Casciano
                                        Vice President, Chief Financial Officer
                                        and Treasurer