Form 10-K
period 2000-12-31
PAR TECHNOLOGY CORP
filed 2001-03-30
CIK 708821

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the Fiscal Year Ended December 31, 2000.
                                       OR

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

     The aggregate market value of the voting stock held by non-affiliates of the registrant based on the average price as of March 23, 2001 - $6,415,000.

     The number of shares outstanding of registrant's common stock, as of March 23, 2001 - 7,723,005 shares.

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


                                     PART IV

         Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

         Signatures

                           PAR TECHNOLOGY CORPORATION

                                     PART I


Item 1:  Business

     PAR Technology Corporation ("PAR" or the "Company") is a leading provider of professional services and enterprise business intelligence software. PAR develops, markets and supports software products that improve the ability of business professionals to make timely, fact-based business decisions. PAR is the world's largest supplier of Point-of-Sale systems to the quick service restaurant market with over 25,000 systems installed in over 90 countries. PAR also focuses on the design, development, manufacture, sales and support of Enterprise Application Integration (EAI) solutions to Fortune 500 manufacturing, retailing and distribution organizations.

     The Company is also a leading government contractor, providing computer based system design and engineering services to the Department of Defense and Federal Government Agencies. Through its government-sponsored research and development, PAR has created significant technologies with commercial uses. PAR Technology Corporation's stock is traded on the New York Stock Exchange under the symbol PTC.

     Information concerning the Company's industry segments for the three years ended December 31, 2000 is set forth in Note 12 to the Consolidated Financial Statements included elsewhere herein.

     The Company's corporate headquarters offices are located at PAR Technology Park, 8383 Seneca Turnpike, New Hartford, New York 13413-4991, telephone number
(315) 738-0600. Unless the context otherwise requires, the term "PAR" or "Company" as used herein, means PAR Technology Corporation and its wholly-owned Subsidiaries.

                               Restaurant Segment

     PAR, through its wholly owned subsidiary ParTech, Inc., is a leading provider of integrated solutions to the quick service restaurant industry. The Company's Point-of-Sale (POS) restaurant management technology integrates both cutting edge software applications and the Company's industry leading Pentium(R) based hardware platform. This restaurant management system can host fixed as well as wireless order-entry terminals and may include video monitors, third party supplied peripherals networked via an Ethernet LAN and is accessible to enterprise-wide network configurations. PAR also provides extensive systems integration and professional service capabilities to design, tailor and implement solutions that enable its customers to manage, from a central location, all aspects of data collection and processing for single or multiple site enterprises.

Products

     The technology requirements of the major restaurant organizations include rugged, reliable management systems (hardware and software) capable of receiving, transmitting and coordinating large numbers of foodservice orders for quick delivery. The Company's integrated management systems permit its Quick Service Restaurant (QSR) customers to configure their restaurant technology systems to meet their order-entry, menu, food preparation and delivery coordination needs while recording all pertinent data concerning the transactions at the respective restaurant. PAR's restaurant systems are the result of over 20 years of experience, knowledge and an in-depth understanding of the restaurant market. This knowledge and expertise is reflected in the product design, implementation capability and systems integration skills.


     Software. PAR's latest generation software applications are included in the iN.fusion suite, consisting of three separate applications- iNtouch(TM), iNform(TM) and iNsite(TM). The iNtouch(TM) product is a robust application, that contains rich features and functions- such as real time mirror imaging of critical data, on-line graphical help, and interactive diagnostics, including real time monitoring of restaurant operations through user defined parameters as well as intuitive graphical user interfaces. In addition, iNform(TM), PAR's BackOffice management software, offers a manager's station application that includes labor scheduling and inventory management. The software also maintains in-store connectivity between PAR's hardware terminals, remote printers and displays, and back office PCs through an Ethernet LAN. The Company's enterprise software application, iNsite(TM), is operational Decisionware for the entire organization and provides automation management reporting and process integration. The Company's additional POS software, GT, is the predominant software in the QSR industry. The capabilities of GT are extensive and integrate a high degree of flexibility for the transport and display of orders in real-time and for the design and integration of the Company's display data-entry hardware terminals.

     Hardware. The Company's hardware platform system, POS 4, is an industry leading state-of-the-art 64 bit Pentium(R) designed system, developed to host the most powerful applications of the restaurant industry. POS 4's design utilizes open architecture with industry standard components, is compatible with the most popular operating systems, and is the first POS hardware system to be certified by Microsoft(R) as Windows(R) NT Compliant(R). POS 4 supports a distributed processing environment and incorporates an advanced restaurant technology system, utilizing Intel microprocessors, standard PC expansion slots, Ethernet LAN and standard Centronics printer ports. The hardware system supplies its industry standard components with features for restaurant applications such as multiple video ports. The POS system utilizes distributed processing architecture to integrate a broad range of PAR and third-party peripherals and is designed to withstand the harsh restaurant environment. The hardware platform has a favorable price-to-performance ratio over the life of the system as a result of its PC compatibility, ease of expansion and high reliability design.

     Display terminals receive and track customer orders, monitor employee timekeeping records, and will provide on-screen production and labor scheduling. PAR's hardware terminals are designed with a touch screen rather than a fixed position keyboard, allowing greater flexibility in menu design as well as ease of use and shorter training time. The POS touch screen configuration allows a restaurant manager to easily reconfigure or change the menus to offer additional food items or provide combination meals without reprogramming the system. Wireless hand-held terminals permit restaurant employees to take orders while customers are waiting or in drive-thru lines, thus increasing the speed of service, as the customer's food order is complete by the time the customer reaches the check-out counter and submits payment. This system also utilitizes video monitors, printers and various other devices that can be added to a LAN. The restaurant manager can use a standard PC to collect and form reports on store-generated data.

     Systems Integration and Professional Services. The Company utilizes its systems integration and engineering expertise in developing cutting edge features and interfaces for its restaurant management technology products to meet a wide variety of customer requirements. The Company continues to work in unison with its customers to identify and address the latest restaurant technology requirements by creating interfaces to equipment, including innovations such as automated cooking and drink dispensing devices, customer-activated terminals and order display units located inside and outside of the restau-rant. The Company provides its systems integration expertise to interface specialized components, such as video monitors, coin dispensers and non-volatile memory for journalizing transaction data, as may be required in some international applications. Through its Professional Services organization, the Company also integrates the restaurant manager's back office PC, as well as corporate home office computer systems, as management information requirements dictate.

     The Company is currently pursuing new third-party initiatives that provide their customers with a universal, very fast, and efficient way to allow for non-cash credit card payment when buying in quick-service restaurants, convenience stores, gasoline stations, drugstores, and many other large chain retailers. The Company's initiative will automatically facilitate loyalty programs to the Point Of Sale terminal with sub-second speed and create a simplified and convenient shopping experience for customers while carefully protecting their privacy.

Installation and Training

     In the U.S., Canada, Europe, South Africa, Australia and Asia, PAR personnel provide install-ation, training, and integration services, on a fixed-fee basis, as a normal part of the equipment purchase agreement. In certain areas of North and South America, Europe and Asia, the Company provides these integration services through third parties.

Maintenance and Service

     The Company offers a range of maintenance and support services as part of its total solution for its targeted restaurant markets. In the North American restaurant technology market, the Company provides comprehensive maintenance and integration services for its own and third-party equipment and systems through a 24-hour central telephone customer support and diagnostic service in Boulder, Colorado and a field service network consisting of 100 locations offering factory, on-site, and depot maintenance and spare unit rentals. When a restaurant technology system is installed, PAR employees train the restaurant employees and managers to ensure efficient use of the system. If a problem occurs, PAR's current software products allow a service technician to diagnose the problem by telephone, greatly reducing the need for on-site service calls.

     The Company's service organization utilizes Clarify as its Customer Resource Management tool. Clarify allows PAR to demonstrate compelling value and differentiation to their customers using customer service based on a wealth of information about the individuals that do business with them. Clarify also enables PAR to compile the kind of in-depth information they need to spot trends and identify opportunities.

     The Company also maintains service centers in Europe, South Africa, Australia and Asia. The Company believes that its ability to address all support and maintenance requirements for a customer's restaurant technology network provides it with a competitive advantage.

Marketing

     Sales in the restaurant technology market are usually generated by first obtaining the acceptance of the corporate restaurant chain as an approved vendor. Upon approval, marketing efforts are then directed to franchisees of the chain. Sales efforts are also directed toward franchisees of chains for which the Company is not an approved corporate vendor. The Company employs direct sales personnel in several sales groups. The National Accounts Group works with major restaurant chain customers. The Domestic Sales Group targets franchisees of the major restaurant chain customers, franchisees of other major chains, as well as smaller chains within the U.S.. The International Sales Group seeks sales to major customers with restaurants overseas and to international chains that do not have a presence in the United States. The New Accounts Group seeks sales to major new corporate accounts. The Company's Reseller network works exclusively with third-party dealers and value-added resellers throughout the country. The New Market Group is responsible for sales to customers outside the hospitality industry.

Competition

     The competitive landscape in the restaurant market is based primarily on functionality, reliability, quality, performance, price of products, and service and support. The Company believes that its principal competitive advantages include its focus on a total restaurant management solution offering, advanced development capabilities, industry knowledge and expertise, product reliability, a direct sales force and the quality of its support and quick service response. The markets in which the Company competes are highly competitive. In most of our major accounts there are currently several approved suppliers who offer some form of sophisticated restaurant technology system similar to the Company's.

     Major  competitors  include  Panasonic,   International  Business  Machines
Corporation, Radiant Systems, Inc., NCR, Micros Systems Inc. and Aspeon, Inc.

Backlog

     At December 31, 2000, the Company's backlog of unfilled orders for the Restaurant segment was approximately $10,200,000 compared to $6,300,000 a year ago. Most of the present orders will be delivered in 2001. The Restaurant segment orders are generally of a short-term nature and are usually booked and shipped in the same fiscal year.

Research and Development

     The highly technical nature of the Company's restaurant products requires a significant and continuous research and development effort. Research and development expenses on internally funded projects were approximately $7,613,000 in 2000, $6,336,000 in 1999 and $4,870,000 in 1998. The Company capitalizes certain software costs in accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. See Note 1 to the Consolidated Financial Statements included in Item 14 for further discussion

Manufacturing and Suppliers

     The Company assembles its products from standard components, such as integrated circuits, and fabricated parts such as printed circuit boards, metal parts and castings, most of which are manufactured by others to the Company's specifications. The Company depends on outside suppliers for the con-tinued availability of its components and parts. Although most items are generally available from a number of different suppliers, the Company purchases certain components from only one supplier. Items purchased from only one supplier include certain printers, base castings and electronic components. If such a supplier should cease to supply an item, the Company believes that new sources could be found to provide the components. However, added cost and manufacturing delays could result and adversely affect the business of the Company. The Company has not experienced significant delays of this nature in the past, but there can be no assurance that delays in delivery due to supply shortages will not occur in the future.

                               Industrial Segment

     PAR, through its wholly owned subsidiary, Ausable Solutions, Inc. (ASI), pursues the dynamic industrial systems marketplace centered on users of SAP's mySAP.com applications, the industry leader in e-business platforms. The Company's focus is on enhancing customer return-on-investment on Enterprise Resource Planning (ERP) solutions by effectively integrating Production Operation workflows--- eProduction. For Fortune 500 industrial companies, PAR designs and implements complex integrated transaction processing solutions incorporating its data collection and management software that provide real-time connectivity with multiple host computers, diverse legacy applications, "best-of-breed" software and data input hardware technologies. The Company is a premier supplier of transaction processing solutions and the best source for bringing manufacturing operations into the e-Production internet age. PAR's ability to create specific answers to intricate problems in the manufacturing field led to the development of TranSend(TM), a high volume transaction processing engine designed to operate, even flourish, within the framework of SAP applications.

Products

     The Company's primary product is the TranSend(TM) suite of applications. This application software integrates various wireless and wired terminals with attached bar code scanners and printers, RFID devices, scales, measuring instruments, and other devices that are used by factory staffers to receive and input information as part of the production process. The system also serves as the factory's information hub by integrating information from machines, sensors, and other manufacturing execution systems (MES). TranSend(TM) contains a robust Business Process Manager application that guides and manages the activities of production workers to assure proper execution of the manufacturing process. Simultaneously, TranSend(TM) sends data to any of the components of SAP's mySAP.com platform including the world's most widely installed integrated ERP application, R/3. In addition, data can be exchanged with legacy applications and other host systems through TranSend's(TM) Enterprise Application Integration
(EAI) features. Although TranSend(TM) provides a broad spectrum of complex features, the implementation process has been simplified through the utilization of advanced software technology that eliminates the need for most custom programming.

Maintenance and Service

     In the industrial software market, the Company offers technical support through an experienced product support staff available in the field or by telephone. The Company also provides training classes, led by experienced and highly qualified personnel, on its products and integration services, including both hands-on experience with use of software and operation of hardware. The Company offers ongoing maintenance and enhancements.

     Customers are utilizing the Company's services to gain greater control and efficiency over their production phase of operation. This acceptance has been gained because of the Company's ability to work within the framework of several transaction platforms. Full service systems integration by the Company is a matter of achieving data collection and transaction processing systems integration solutions from design phase to implementation, along with 24 by 7 support service.

Marketing

     The Company's direct sales efforts in the industrial software market is generally focused on the highest level of the customer's executive management. Substantial lead-time is required in sales efforts due to the fact that automation equipment is normally fitted into the manufacturing or warehousing environment as a plant is constructed. The Company has formed strategic business partnerships with a variety of hardware and software manufacturers to provide optimal solutions for our customers' needs for software products that target the rapidly growing SAP marketplace. Some of these partners include: Compaq, Intelligent Instrumentation, Intermec, LXE, Microsoft, Oracle, Oracle Manufacturing, PSC, SAP and Symbol. The Company's specific approach to facilitating proper solutions is to match the skills and experience of our systems integration staff along with the technically innovative capabilities of our software products with the particular needs of a customer's goals. The Company works closely with customer IT and Production specialists to define specific needs, identify potential challenges and create solutions to satisfy those needs.

Research and Development

     The highly technical nature of the Company's industrial products requires a significant and continuous research and development effort. Research and development expenses on internally funded projects were approximately $2,064,000 in 2000, $1,407,000 in 1999, and $656,000 in 1998. The Company capitalizes certain software costs in accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. See Note 1 to the Consolidated Financial Statements included in Item 14 for further discussion.

                               Government Segment

     PAR operates two wholly-owned subsidiaries in the government business segment, PAR Government Systems Corporation (PGSC) and Rome Research Corporation
(RRC). These companies provide the U.S. Department of Defense (DoD) and other federal and state government organizations, with a wide range of technical products and services. Some of the more significant areas with which the Company is involved include design, development and systems integration of state-of-the-art data processing systems, advanced research and development for high-technology projects, software development/testing, engineering services, and operation and maintenance for government facilities. The Company's offerings cover the entire development cycle for Government systems, including requirements analysis, design specification, development, implementation, installation, test and evaluation.

Information Systems and Technology (IS&T)

     The Information Systems and Technology (IS&T) business sector researches, develops and applies advanced technology solutions addressing specific problems in the area of multi-sensor information processing and exploitation. This includes the development and integration of algorithms, advanced prototype applications, and systems that process and exploit imagery, Electro-Optical/Infrared, radar, video, and multi-hyperspectral data. IS&T is the system integrator for the Image Exploitation 2000 facility at the Air Force Research Laboratory-Rome Research Site and is a key developer of the National Imagery and Mapping Agency's Image Product Library that provides access to a "virtual" network of archives/libraries in support of the operational users of imagery. Since 1986, the Company has been a key contributor to the full-scale engineering development for the Joint Surveillance Target Attack Radar System (Joint STARS) program, providing systems engineering algorithm and software development and data handling for both moving target indicator and synthetic aperture radar technologies that detect, track and target ground vehicles. More recently, the Company supports the Joint STARS program in the area of software verification and validation, with Company engineers embedded in the customer's test organization for formal qualification of the entire Joint STARS suite. The Company participates in all phases of the test process, from initial analysis to government acceptance.

Signal & Image Processing (SIP)

     The Signal and Image Processing (SIP) business sector supports the development and imple-mentation of complex sensor systems and the collection and analysis of sensor data. This group is considered a leader in developing and implementing target detection and tracking algorithms for radar, infrared, electro-optical, multispectral, and hyperspectral sensor systems. The SIP group has developed sensor concepts, algorithms, and real-time systems to address the difficult problems of finding low-contrast targets against clutter background (e.g., finding cruise missiles, fighter aircraft, and personnel against heavy terrain backgrounds), detecting man-made objects in dense foliage, and performing humanitarian efforts in support of the removal of land mines with ground penetrating radar. Through key contracts from the Defense Advanced Research Project Agency (DARPA), the U.S. Army, and the U.S. Navy, the Company creates, develops, and deploys real-time hyperspectral, multispectral, and radar data collection and analysis systems. The Company also supports numerous technology demonstrations for the DoD, including the ATLANTIC PAW, a multi-national NATO exercise of wireless communi-cations interoperability. As part of this demonstration, the Company designed and built the Software Radio Development System (SoRDS) for test and evaluation of communications waveforms. The Company supports Navy airborne infrared surveillance systems through the development of advanced optical sensors.

Geospatial Software and Modeling (GS&M)

     The Geospatial Software and Modeling (GS&M) business sector performs water resources modeling, Geographic Information Systems (GIS) database management, and geospatial information technology development. An advanced GIS-based environmental modeling and mapping capability supports flood mapping and water quality applications. In particular, the Company's Flood*Ware(TM) software tool and methodology is being employed in New York State in support of Federal Emergency Management Agency's Map Modernization Program. Also, similar GIS and Remote Sensing technologies are used in support of water quality modeling and assessment applications for the NYC Watershed Protection Program. Under a series of contracts and task orders sponsored by various DoD agencies, this group provides engineering services in the areas of digital topographic data evaluations, geospatial data modeling, software prototyping, and software engineering.

Logistics Management Systems (LMS)

     The Logistic Management Systems (LMS) business sector is focused on supporting the design, development, and deployment of the Cargo*Mate(TM) intermodal Logistics Information Management Systems, a solution for the monitoring and management of transport assets and cargo throughout the intermodal (i.e., port, highway, rail, air, and ocean) transportation lifecycle. The Cargo*Mate(TM) system is being developed under a multi-year Cooperative Agreement with the U.S. Department of Transportation/Federal Highway Administration, which resulted from funds specifically authorized for the development and deployment of Cargo*Mate(TM) by Congress's Transportation Equity Act-21 in 1998. The system utilizes advanced sensor technology to acquire asset/cargo location, associated transaction/events, and system status; wireless communication networks to consolidate and transmit the data to the PAR Operations Center; and transaction based software applications in the Operations Center to customize the data for each intermodal customer in a format that has financial value to the enterprise.

Communications Support Services

     The Company provides a wide range of support services to sustain mission critical Department of Defense communications facilities. These services include continuous operations, system enhancements and maintenance of very low frequency
(VLF), high frequency (HF) and very high frequency (VHF) radio transmitter facilities, extremely high frequency (EHF), and super high frequency (SHF), satellite communication heavy earth terminals, as well as other telecommunications equipment and information systems. The Company provides communications support services to customer locations both in and outside of the continental United States.

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

Government Contracts

     The Company performs work for U.S. Government agencies under firm fixed-price, cost-plus fixed fee, time-and-material, and incentive-type prime contracts and subcontracts. Most of its contracts are for one-year to five-year terms. The Company also has been awarded Task Order/Support contracts. There are several risks associated with Government contracts. For example, contracts may be terminated for the convenience of the Government any time the Government believes that such termination would be in its best interests. In this circumstance, the Company is entitled to receive payments for its allowable costs and, in general, a proportionate share of its fee or profit for the work actually performed. The Company's business with the U.S. Government is also subject to other risks unique to the defense industry, such as reduction, modification, or delays of contracts or subcontracts if the Government's requirements, budgets, or policies or regulations change. The Company may also perform work prior to formal authorization or to adjustment of the contract price for increased work scope, change orders and other funding adjustments. Additionally, the Defense Contract Audit Agency on a regular basis audits the books and records of the Company. Such audits can result in adjustments to contract costs and fees. Audits have been completed through the Company's fiscal year 1998 and have not resulted in any material adjustments.

Marketing and Competition

     Marketing begins with collecting information from a variety of sources concerning the present and future requirements of the Government and other potential customers for the types of technical expertise provided by the Company. Although the Company believes it is positioned well in its chosen areas of image and signal processing, communications and engineering services, competition for Government contracts is intense. Many of the Company's competitors are, or subsidiaries thereof, companies such as Lockheed-Martin, Raytheon, Litton-PRC, SAIC and Hughes that are larger and have substantially greater financial resources. The Company also competes with many smaller companies that target particular segments of the Government market. Contracts are obtained principally through competitive proposals in response to requests for bids from Government agencies and prime contractors. The principal competitive factors are past performance, the ability to perform, price, technological capabilities, management capabilities and service. In addition, the Company sometimes obtains contracts by submitting unsolicited proposals.

Backlog

     The dollar value of existing Government contracts at December 31, 2000, net of amounts relating to work performed to that date, was approximately $45,500,000, of which $15,900,000 was funded. At December 31, 1999, the comparable amount was approximately $46,500,000, of which $9,400,000 was funded. Funded represents amounts committed under contract by Government agencies and prime contractors. The December 31, 2000 Government contract backlog of $45,500,000 represents firm, existing contracts. Approximately $20,900,000 of this amount will be completed in calendar year 2001 as funding is committed.

                                    Employees

     As of December 31, 2000, the Company had 943 employees, approximately 61% of whom are engaged in the Company's Restaurant segment, 31% are in the Government segment, 3% are in the Industrial segment and the remainder are corporate employees.

     Due to the highly technical nature of the Company's business, the Company's future can be significantly influenced by its ability to attract and retain its technical staff. The Company believes that it will be able to fulfill its near-term needs for technical staff.

     Approximately 13% of the Company's employees are covered by collective bargaining agreements. The Company considers its employee relations to be good.

Item 2:  Properties

     The  following  are the  principal  facilities  (by square  footage) of the
Company:

                                   Industry              Floor Area           Number of
      Location                     Segment          Principal Operations        Sq. Ft.
      --------                     -------          --------------------      ---------

New Hartford, NY .............    Restaurant    Principal executive offices     147,000
                                  Government     manufacturing, research and
                                                 development laboratories,
                                                 computing facilities
Boulder, CO ..................    Restaurant    Service                          21,200
Rome, NY .....................    Government    Research and Development         18,000
Norcross, GA .................    Industrial    Sales and Research and
                                                 Development                      9,200
Sydney, Australia ............    Restaurant    Sales and Service                 8,800
La Jolla, CA .................    Government    Research and Development          7,100
Boca Raton ...................    Restaurant    Research and Development          8,700


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

Item 4:  Submission of Matters to a Vote of Security Holders

     None

                                     PART II


Item 5: Market for the Registrant's Common Stock and Related Stockholder Matters

     The Company's Common Stock, par value $.02 per share, trades on the New York Stock Exchange (NYSE symbol - PTC). At December 31, 2000, there were approximately 700 owners of record of the Company's Common Stock, plus those owners whose stock certificates are held by brokers.

     The following table shows the high and low stock prices for the two years ended December 31, 2000 as reported by New York Stock Exchange:


                              2000                       1999
                              ----                       ----
    Period              Low         High          Low          High
    ------              ---         ----          ---          ----

First Quarter         4  5/16      6   1/4       5 1/4        7  3/8
Second Quarter        3 11/16      4   3/4       5 3/8        7  3/8
Third Quarter         2   3/4      4 15/16       6 7/8        9  3/4
Fourth Quarter        1 10/16      3  1/16       4 1/8        7 3/16


     The Company has not paid cash dividends on its Common Stock, and its Board of Directors presently intends to continue to retain earnings for reinvestment in growth opportunities for the Company. Accordingly, it is anticipated that no cash dividends will be paid in the foreseeable future.

Item 6:  Selected Financial Data


                 SELECTED CONSOLIDATED STATEMENT OF INCOME DATA
                    (In thousands, except per share amounts)


                                                           Year ended December 31,
                                                           -----------------------
                                           2000         1999        1998        1997         1996
                                           ----         ----        ----        ----         ----

Total revenues .....................   $ 100,938    $ 144,806   $ 122,280   $ 100,020    $ 117,661
                                       =========    =========   =========   =========    =========

Net income (loss) ..................   $ (13,448)   $   1,969   $   1,262   $  (8,719)   $   5,947
                                       =========    =========   =========   =========    =========


Diluted earnings (loss) per share...   $   (1.71)   $     .23   $     .14   $    (.99)   $     .69
                                       =========    =========   =========   =========    =========


                    SELECTED CONSOLIDATED BALANCE SHEET DATA
                                 (In thousands)


                                               December 31,
                                               ------------
                             2000       1999      1998       1997       1996
                             ----       ----      ----       ----       ----

Working capital ........   $28,773    $46,665    $50,287    $53,382    $62,107
Total assets ...........   $84,936    $88,107    $93,426    $83,204    $86,758
Long-term debt .........   $ 2,323       --         --         --         --
Shareholders' equity....   $46,832    $62,143    $62,826    $63,417    $72,602


Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis highlights items having a significant effect on operations during the three-year period ended December 31, 2000. It may not be indicative of future operations or earnings. It should be read in conjunction with the Consolidated Financial Statements and Notes thereto and other financial and statistical information appearing elsewhere in this report.

Results of Operations - 2000 Compared to 1999

     The Company reported revenues of $100.9 million for the year ended 2000, a decrease of 30% from the $144.8 million reported in 1999. For 2000, the Company recorded a net loss of $13.4 million versus net income of $2.0 million in 1999.
The diluted loss per share was $1.71 for 2000, compared to diluted earnings per share of $.23 in 1999.

     In 2000,  the Company  was  adversely  affected by the current  weakness in worldwide  economic  conditions  and in  particular  the slowdown in  restaurant corporate  and  consumer  spending.  After a robust year in capital  spending in
1999,  many of the Company's  customers  significantly  decreased  their capital expenditures  for new equipment in 2000. The Company reacted to this slowdown by implementing  certain cost reductions  (without impacting its core capabilities)
in the fourth quarter of 2000.  These actions will reduce costs  throughout 2001 and improve the Company's  cash flow.  Additionally,  several recent events have led the Company to a dramatically  improved  outlook for 2001. The Company began receiving numerous requests for proposals for hardware and software from several restaurant  companies.  This is a clear  indication that capital spending in the restaurant  market will increase in 2001.  The Company has recently  experienced
positive   results  in  the  field  testing  of  its  current   release  of  its
iN.fusion(TM)  software products. The Company is also pursuing several strategic initiatives  addressing areas such as web portals,  speed of service and loyalty programs. These new initiatives,  coupled with our core products, will allow the
Company  to  increase  its  sales  to the  Restaurant  market  and  provide  new opportunities  in  other  markets.  Based  on this  improved  business  outlook, management  believes it will return to profitability and a positive cash flow in
2001.

     During 1999, the Company recorded a one time charge of $1.7 million ($1.1 million after tax or a loss per share of $.13) relating to trade accounts receivable owed the Company by AmeriServe Food Distribution, Inc. which filed for protection under Chapter 11 of the U.S. Bankruptcy Code.

     Product revenues were $44 million in 2000, a decrease of 50% from the $88.8 million  recorded in 1999. This decline is reflective of the general slowdown in
the  buying  patterns  of  the  Company's   restaurant   customers  following  a
significant  purchasing  volume in 1999.  This  decline  is also  attributed  to ongoing delays in the release of PAR's restaurant  management software,  as well as the release and market  acceptance of third party  software  products used in the Company's POS systems.

     Customer  service  revenues  were $31.9  million in 2000, a decrease of 11%
from  the  $36  million  in  1999.  This  decline  was   attributable  to  lower
installation  revenue  and  supply  sales,  which  is  directly  related  to the decreased  product revenue discussed above. This decline was partially offset by an increase  in the volume of field  service  activity.  The  Company's  service offerings include  installation,  twenty-four hour help desk support and various field and on-site service options.

     Contract  revenues  were $25  million  in  2000,  an  increase  of 25% when compared to the $20 million recorded in the same period in 1999. This growth was primarily due to a four-year,  $24 million Navy contract to operate and maintain communications in support of the Pacific Fleet. The growth was also attributable to the  recently  awarded  $4.5  million  contract  with the US Navy to  provide
telecommunications   support  to  the  Naval  Computer  and   Telecommunications
Detachment located in Brunswick, Maine.

     Product margins were 23% for 2000 compared to 37% for 1999. This decrease resulted from absorption of fixed manufacturing costs on low product volume and less favorable product mix.

     Customer service margins were 9% in 2000 compared to 3% for the same period in 1999. This increase was due to efficiency improvements during 2000 related to the Company's service management system, and certain price adjustments. During the fourth quarter annual physical inventory of its service parts in 1999, the Company discovered unreconciled differences between the physical count and the perpetual inventory records. As a result, the Company recorded an after tax charge of $1.7 million or $.20 per share. This situation was caused by implementation and process issues related to the recently installed service management system.

     Contract margins were 6% in 2000 and 1999. Margins on the Company's government contract business typically run between 5% and 6%. Included in the cost of contracts are selling, general and administrative expense as well as research and development costs related to the Government business.

     Selling, general and administrative expenses were $25.6 million in 2000 versus $23.5 million for the same period in 1999, an increase of 9%. This increase is due to increases in severance costs related to the cost reductions during the year and to an increase in the provision for bad debts required for various aged receivables. Additionally, depreciation expense on the service management system contributed to this increase. These increases were partially offset by a decline in selling expense, which is directly related to lower product revenues.

     Research and development expenses were $9.9 million in 2000, an increase of 23% from the $8.1 million recorded for the same period in 1999. This increase is the result of the Company's investment in its new iN.fusion(TM) software suite for its restaurant customers and its investment in enterprise solutions for its manufacturing/warehousing customers. Research and development costs attributable to government contracts are included in cost of contract revenues.

     Other income includes rental income and foreign  currency gains and losses.
There were no significant variations in 2000 when compared to 1999.

     Interest expense was $1 million in 2000, an increase of $480,000 from 1999.
This represents interest charged on the Company's short-term borrowings from banks and from long-term debt acquired during 2000. The average amount of outstanding borrowings was higher during 2000 than in 1999.

     In 2000, the Company's effective tax rate was a 38% benefit. The variance from the statutory rate was primarily due to the benefit recognized on state net operating losses.

Results of Operations - 1999 Compared to 1998

     The Company reported revenues of $144.8 million for the year ended 1999, an increase of 18% from the $122.3 million reported in 1998. Net income was $2.0 million in 1999, an increase of 56% from the $1.3 million reported in 1998.
Diluted earnings per share were $.23 for 1999, an increase of 64% from the $.14 per share in 1998.

     On February 1, 2000 AmeriServe Food Distribution, Inc., a large distributor to fast-food restaurants, filed for protection under Chapter 11 of the U.S.
Bankruptcy Code.  During 1999,  equipment sold by the Company for use in certain
Tricon  restaurants was purchased through  AmeriServe.  As a result, at December
31,  1999,  the  Company  was owed $1.7  million in trade  accounts  receivable.
Accordingly, due to this uncertainty, the Company recorded a one-time after tax charge to earnings of $1.1 million ($0.13 loss per share) in the fourth quarter of 1999.

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

     Customer service margins were 3% in 1999 compared to 9% for the same period in 1998. During the fourth quarter annual physical inventory of its service parts in 1999, the Company discovered unreconciled differences between the physical count and the perpetual inventory records. As a result, the Company recorded an after tax charge of $1.7 million or $.20 per share. This situation was caused by implementation and process issues related to the Company's recently installed service management system.

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

     Research and development expenses were $8.1 million in 1999, an increase of 34% from the $6 million recorded for the same period in 1998. The Company increased its investment in POS software development, including applications for the front and back of the store and for interfacing store information to the home office. The Company also invested in software products for interface with SAP enterprise solutions for its manufacturing/warehouse customers. Research and development costs attributable to government contracts are included in cost of contract revenues.

     Other income includes rental income and foreign  currency gains and losses.
There were no significant variations in 1999 when compared to 1998.

     Interest expense was $531,000, an increase of $407,000 from 1998. This represents interest charged on the Company's short-term borrowings from banks.
The average amount of outstanding borrowings was higher during 1999 than in 1998.

     In 1999, the Company's effective tax rate was a 4% benefit. The variance from the statutory rate was primarily due to the benefit recognized on the Company's foreign sales through its Foreign Sales Corporation and favorable adjustments to prior years' accruals. Liquidity and Capital Resources

     The Company's primary source of liquidity has been from operations and lines of credit with various banks. In 2000, the Company incurred an after tax loss of $13.4 million. Additionally, the Company had an operating cash flow deficit of $8 million. These losses were primarily the result of a slowdown in capital spending of the Company's restaurant customers due to post Y2K cutbacks and other economic factors. The Company's strong financial condition and its available working capital lines of credit were more than adequate to fund this cash flow deficit. In the fourth quarter of 2000, the Company reacted to this situation by implementing cost cutting measures in personnel and discretionary expenses. Additionally, the Company's outlook for 2001 improved as evidenced by planned increases in capital spending by several major restaurant chains, the release of several new products and opportunities in new markets. Based on these factors, management believes it will return to profitability and a positive cash flow in 2001.

     Cash used by operating activities was $8 million in 2000 compared to cash provided by operating activities of $10 million in 1999. In 2000, cash flow was negatively affected by the Company's operating losses, which were partially offset by a reduction in accounts receivable. In 1999, cash flow benefited from the reduction in accounts receivable as a result of improved collections. This was partially offset by a reduction in accounts payable due to the timing of vendor payments.

     Cash used in investing activities was $1.5 million in 2000 versus $5.5 million for 1999. In 2000, capital expenditures were primarily for improvements to the Company's corporate facilities. In addition, the Company capitalized
$914,000 of software costs. In 1999, capital expenditures were primarily for internal use software and the construction of a corporate wellness center.
Capitalized software costs amounted to $1 million in 1999.

     Cash provided by financing activities was $9.8 million in 2000 versus cash used of $4.8 million in 1999. In 2000, the Company increased its line-of-credit borrowings by $8.8 million and secured a mortgage on a portion of its headquarter facilities. Cash provided by these activities was partially offset by cash used to acquire 336,800 shares of treasury stock for $1.4 million. In
1999, the Company reduced its line-of-credit borrowings by $2.4 million and acquired 492,000 shares of treasury stock for $2.5 million.

     The Company currently has line-of-credit agreements,  which aggregate $18.5 million with certain  banks.  This amount was reduced from the $27.5  million of available  lines at September 30, 2000 due to the expiration and  re-negotiation
of  certain  unused  facilities.   At  December  31,  2000,  $13.8  million  was
outstanding  under these  agreements.  The Company believes that it has adequate financial  resources to meet its future  liquidity and capital  requirements  in
2001.

Other Matters

     Inflation  had little  effect on revenues  and related  costs  during 2000.
Management anticipates that margins will be maintained at acceptable levels to minimize the effects of inflation, if any.

     The Company has a total interest  bearing  short-term debt of approximately
$13.8 million. Management believes that increases in short-term rates could have an adverse effect on the Company's 2001 results.

     Management believes that foreign currency fluctuations should not have a significant impact on gross margins due to the low volume of business affected by foreign currencies.

Important Factors Regarding Future Results

     Information provided by the Company, including information contained in this Annual Report, or by its spokespersons from time to time may contain forward-looking statements. Forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.
Investors are cautioned that all forward-looking statements involve risks and uncertainties, including without limitation, further delays in new product introduction, risks in technology development and commercialization, risks in product development and market acceptance of and demand for the Company's products, risks of downturns in economic conditions generally, and in the quick service sector of the restaurant market specifically, risks of intellectual property rights associated with competition and competitive pricing pressures, risks associated with foreign sales and high customer concentration, and other risks detailed in the Company's filings with the Securities and Exchange
Commission.

Item 8: Financial Statements and Supplementary Data

     The Company's 2000 Financial Statements, together with the report thereon of PricewaterhouseCoopers LLP dated February 7, 2001, are included elsewhere herein. See Item 14 for a list of Financial Statements and Financial Statement
Schedules.

Item 9:  Changes  in  and  Disagreements  with  Accountants  on  Accounting  and
         Financial Disclosure

     None.

--------------------------------------------------------------------------------
                                    PART III
--------------------------------------------------------------------------------


Item 10: Directors,  Executive  Officers and Other Significant  Employees of the
         Registrant

     The directors and executive officers of the Company and their respective ages and positions are:

       Name                 Age                        Position
       ----                 ---                        --------

Dr. John W. Sammon, Jr.     61              Chairman of the Board, President and
                                            Director

Charles A. Constantino      61              Executive Vice President and Director

J. Whitney Haney            66              Director

Sangwoo Ahn                 62              Director

Dr. James C. Castle         64              Director

Gregory T. Cortese          50              President ParTech, Inc., General
                                            Counsel and Secretary

Albert Lane, Jr.            59              President, PAR Government Systems
                                            Corporation and Rome Research Corporation

Ronald J. Casciano          47              Vice President, C.F.O. and Treasurer


     Other senior officers and significant employees of the Company and their respective ages and positions are:


       Name                 Age                        Position
       ----                 ---                        --------

Raymond E. Barnes           53              Vice President, POS Systems
                                            Development, ParTech, Inc.

Robert Bianchi              43              Vice President, Sales and Marketing,
                                            ParTech, Inc.

Brian J. Bluff              38              Vice President, Logistics Management
                                            Systems, PAR Technology Corporation

Edward Bohling              42              Vice President, Information Systems
                                            and Technology, PAR Government
                                            Systems Corporation



       Name                 Age                        Position
       ----                 ---                        --------

Sam Y. Hua                  39              Vice President and Chief Technical
                                            Officer, ParTech, Inc.

F. Tibertus Lenz            50              Vice President and General Manager,
                                            Ausable Solutions, Inc.

Fred A. Matrulli            56              Vice President, Operations/Logistics
                                            Management Systems, PAR Technology
                                            Corporation

Roger P. McReynolds         56              Vice President, Operations,
                                            ParTech, Inc.

Victor Melnikow             43              Vice President, Finance,
                                            Rome Research Corporation

E. John Mohler              57              Vice President, Marketing/Logistics
                                            Management Systems,PAR Government
                                            Systems Corporation

Timothy Prodanovich         53              Vice President, Customer Service and
                                            Marketing, ParTech, Inc.

John Sheffield              42              Vice President, Restaurant and
                                            Software Development, ParTech, Inc.

Samuel S. Talaba            44              Controller, ParTech, Inc.

Jerry F. Weimar             44              Vice President, Professional Services,
                                            ParTech, Inc.

Ben F. Williams             59              Vice President, Business Development,
                                            Ausable Solutions, Inc.

William J. Williams         39              Vice President, Manufacturing,
                                            ParTech, Inc.

Alexander J. Zanon          62              Senior Vice President, Operations,
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

     Mr. Ronald J. Casciano, CPA, was promoted to Vice President, C.F.O., Treasurer in June, 1995. Mr. Gregory T. Cortese was named President, ParTech, Inc. in June 2000 in addition to General Counsel and Secretary. Previously, he was the Vice President, Law and Strategic Development since 1998.

     Mr. Sam Y. Hua was promoted to Vice President and Chief Technical Officer in 1998. He joined the Company in 1997 as Vice President of Product Planning. He previously was President of ISSI Corporation.

     Mr. F. Tibertus Lenz was promoted to Vice President and General Manager, Ausable Solutions, Inc. in June 2000. Previously, Mr. Lenz was Vice President Manufacturing/Warehousing Systems, ParTech, Inc. since 1989.

     Mr. Fred A. Matrulli was named Vice President, Operations/Logistics Management Systems, in 1998. Previously, he was Vice President Operations, of PAR Visions Systems Corporation.

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

     Mr. Timothy Prodanovich joined PAR in 2000 as Vice President of Customer Service and Marketing of ParTech, Inc. Prior to joining the Company, Mr. Prodanovich was the National Director of Customer Engineering Operations with Sensormatic Electronics Corporation, Inc. in Boca Raton, FL.

     Mr. John Sheffield joined PAR in 2000 as Vice President of Restaurant and Software Development of ParTech, Inc. Prior to joining the Company, Mr. Sheffield was the Director of Engineering/Product Development with Dictaphone Corporation in Stratford, CT.

     Mr. Samuel Talaba was named Controller of ParTech, Inc. in 1997. Prior to that, Mr. Talaba was Cost Accounting Manager.

     Mr. Jerry F. Weimar was promoted to Vice President, Professional Services of ParTech, Inc. in 1998. He joined PAR in 1997 as a Senior Technical Staff. Previously, Mr. Weimar was a partner with Questra Consulting.

     Mr. Ben F. Williams was appointed Vice President, Business Development, Ausable Solutions, Inc. in December 2000. Previously, Mr. Williams was Vice President, Business Development, PAR Technology Corporation.

     Mr. William J. Williams was promoted to Vice President, Manufacturing of ParTech, Inc. in February 1998. Prior to this position, Mr. Williams was the Vice President, Operations.

     Mr. Alexander J. Zanon was promoted to Senior Vice President, Operations of PAR Government Systems Corporation in 1986.

Item 11: Executive Compensation

     The information required by this item will appear under the caption "Executive Compensation" in the Company's 2000 definitive proxy statement for the annual meeting of stockholders on May 24, 2001 and is incorporated herein by reference.


Item 12: Security Ownership Of Certain Beneficial Owners

     The information required by this item will appear under the caption "Security Ownership Of Management And Certain Beneficial Owners" in the Company's 2000 definitive proxy statement for the annual meeting of stockholders on May 24, 2001 and is incorporated herein by reference.


Item 13: Certain Relationships and Related Transactions

     The information required by this item will appear under the caption "Executive Compensation" in the Company's 2000 definitive proxy statement for the annual meeting of stockholders on May 24, 2001 and is incorporated herein by reference.

                                     PART IV

Item 14: Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)    Documents filed as a part of the Form 10-K
       (1)    Financial Statements:
              Report of Independent Accountants
              Consolidated Balance Sheets at December 31, 2000 and 1999 Consolidated Statements of Income for the three years ended December 31, 2000
              Consolidated Statements of Comprehensive Income for the three years ended December 31, 2000
              Consolidated Statements of Changes in Shareholders' Equity for the three years ended December 31, 2000
              Consolidated Statements of Cash Flows for the three years ended December 31, 2000
              Notes to Consolidated Financial Statements

       (2)    Financial Statement Schedules:
              Valuation and Qualifying Accounts and Reserves (Schedule II)

 (b)   Reports on Form 8-K
       None
 (c)   Exhibits
       See list of exhibits on page 54
(d)    Financial statement schedules
       See (a)(2) above.

REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of PAR Technology Corporation



In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a) (1) on page 31 present fairly, in all material respects, the financial position of PAR Technology Corporation and its subsidiaries at December 31, 2000 and December 31, 1999 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a) (2) on page 31 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.






PricewaterhouseCoopers LLP

Syracuse, New York
February 5, 2001


CONSOLIDATED BALANCE SHEETS
(In Thousands Except Share Amounts)                           December 31,
                                                              ------------
                                                        2000                1999
                                                        ----                ----
Assets
Current Assets:
     Cash ..................................          $  1,199           $    953
     Accounts receivable-net (Note 4) ......            30,400             37,436
     Inventories (Note 5) ..................            26,776             28,164
     Income tax refund claims ..............                56                133
     Deferred income taxes (Note 9) ........             4,255              3,442
     Other current assets ..................             1,868              2,042
                                                      --------           --------
         Total current assets ..............            64,554             72,170

Property, plant and equipment - net (Note 6)            10,098             11,470
Deferred income taxes ......................             6,321                  -
Other assets ...............................             3,963              4,467
                                                      --------           --------
                                                      $ 84,936           $ 88,107
                                                      ========           ========
Liabilities and Shareholders' Equity
Current Liabilities:
     Notes payable (Note 7) ................          $ 13,856           $  4,984
     Accounts payable ......................             8,800              7,800
     Accrued salaries and benefits .........             4,208              4,746
     Accrued expenses ......................             2,088              2,497
     Deferred service revenue ..............             6,829              5,478
                                                      --------           --------
         Total current liabilities .........            35,781             25,505
                                                      --------           --------
Deferred income taxes (Note 9) .............                 -                459
                                                      --------           --------
Long term debt (Note 7) ....................             2,323                  -
                                                      --------           --------

Shareholders' Equity (Note 8):
     Common stock, $.02 par value,
       19,000,000 shares authorized;
       9,516,711 shares issued
       7,723,005 and 8,059,805 outstanding .               190                190
     Preferred stock, $.02 par value,
       1,000,000 shares authorized .........                 -                  -
     Capital in excess of par value ........            28,071             28,071
     Retained earnings .....................            28,743             42,191
     Accumulated comprehensive income ......            (1,203)              (764)
     Treasury stock, at cost, 1,793,706 and
       1,456,906 shares ....................            (8,969)            (7,545)
                                                      --------           --------
         Total shareholders' equity ........            46,832             62,143
                                                      --------           --------
                                                      $ 84,936           $ 88,107
                                                      ========           ========


The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME
(In Thousands Except Per Share Amounts)                     Year ended December 31,
                                                            -----------------------
                                                     2000            1999           1998
                                                     ----            ----           ----
Net revenues:
     Product ................................     $  44,049      $  88,784      $  66,854
     Service ................................        31,887         35,990         31,357
     Contract ...............................        25,002         20,032         24,069
                                                  ---------      ---------      ---------
                                                    100,938        144,806        122,280
                                                  ---------      ---------      ---------
Costs of sales:
     Product ................................        33,753         55,912         45,446
     Service ................................        29,132         34,982         28,518
     Contract ...............................        23,541         18,834         21,892
                                                     86,426        109,728         95,856
                                                  ---------      ---------      ---------
           Gross margin .....................        14,512         35,078         26,424
                                                  ---------      ---------      ---------

Operating expenses:
     Selling, general and administrative ....        25,648         23,455         19,955
     Research and development ...............         9,917          8,078          6,040
     Non-recurring charges (benefit) (Note 3)           300          1,700         (1,016)
                                                  ---------      ---------      ---------
                                                     35,865         33,233         24,979
                                                  ---------      ---------      ---------

Income (loss) from operations ...............       (21,353)         1,845          1,445
Other income, net ...........................           525            578            529
Interest expense ............................        (1,011)          (531)          (124)
                                                  ---------      ---------      ---------
Income (loss) before provision for
  income taxes ..............................       (21,839)         1,892          1,850

Provision (benefit) for income taxes (Note 9)        (8,391)           (77)           588
                                                  ---------      ---------      ---------

Net income (loss) ...........................     $ (13,448)     $   1,969      $   1,262
                                                  =========      =========      =========

Earnings (loss) per share
     Diluted ................................     $   (1.71)     $     .23      $     .14
                                                  =========      =========      =========
     Basic ..................................     $   (1.71)     $     .23      $     .14
                                                  =========      =========      =========
Weighted average shares outstanding
     Diluted ................................         7,848          8,522          8,954
                                                  =========      =========      =========
     Basic ..................................         7,848          8,388          8,819
                                                  =========      =========      =========

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
 (In Thousands)                                             Year ended December 31,
                                                     2000            1999           1998
                                                     ----            ----           ----

Net income (loss) ............................     $(13,448)     $   1,969      $   1,262
Other comprehensive income (loss), net of tax:
     Foreign currency translation adjustments          (439)          (217)           135
                                                  ---------      ---------      ---------

Comprehensive income (loss) ..................    $ (13,887)     $   1,752      $   1,397
                                                  =========      =========      =========


The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


                                                             Capital in                Accumulated
                                           Common Stock       excess of    Retained   Comprehensive   Treasury Stock
(In Thousands)                          Shares      Amount    Par Value    Earnings    Income     Shares       Amount
                                        ------      ------    ---------    --------    ------     ------       ------

Balance at
   December 31, 1997 ...............       9,467      $   189      $27,875     $38,960     $  (682)        (603)     $(2,925)
Net income .........................       1,262
Issuance of common stock upon the
  exercise of stock options (Note 8)          47            1          175
Translation adjustments ............         135
Acquisition of treasury stock ......        (362)      (2,164)
                                          ------      -------      -------     -------     -------        -----      -------

Balance at
   December 31, 1998 ...............       9,514          190       28,050      40,222        (547)        (965)      (5,089)
Net income .........................       1,969
Issuance of common stock upon the
  exercise of stock options (Note 8)           3           21
Translation adjustments ............        (217)
Acquisition of treasury stock ......        (492)      (2,456)
                                          ------      -------      -------     -------     -------        -----      -------
Balance at
   December 31, 1999 ...............       9,517          190       28,071      42,191        (764)      (1,457)      (7,545)
Net loss ...........................     (13,448)
Translation adjustments ............        (439)
Acquisition of treasury stock ......        (337)      (1,424)
                                          ------      -------      -------     -------     -------        -----      -------
Balance at
   December 31, 2000 ...............       9,517      $   190      $28,071     $28,743     $(1,203)      (1,794)     $(8,969)
                                          ======      =======      =======     =======     =======       ======      =======


The Accompanying Notes are an Integral Part of the Consolidated Financial Statements


CONSOLIDATED STATEMENTS OF CASH FLOWS
 (In Thousands)                                                  Year ended December 31,
                                                                 -----------------------
                                                            2000          1999           1998
                                                            ----          ----           ----

Cash flows from operating activities:
     Net income (loss) ..............................     $(13,448)     $  1,969     $  1,262
         Adjustments to reconcile net income to net
           cash provided by operating activities:
              Depreciation and amortization .........        3,403         2,862         2,405
              Provision for bad debts ...............        2,138         2,837           394
              Provision for obsolete inventory ......        4,483         3,770         3,162
              Translation adjustments ...............         (439)         (217)          135
         Increase (decrease) from changes in:
              Accounts receivable ...................        4,898         6,864       (17,593)
              Inventories ...........................       (3,095)       (4,674)          746
              Income tax refund claims ..............           77          (133)          214
              Other current assets ..................          174          (675)          (27)
              Other assets ..........................          (27)          (95)         (605)
              Accounts payable ......................        1,000        (2,426)        1,562
              Accrued salaries and benefits .........         (538)           15           927
              Accrued expenses ......................         (409)         (493)         (454)
              Deferred service revenue ..............        1,351         1,102         1,352
              Income taxes payable ..................            -          (273)          273
              Deferred income taxes .................       (7,593)         (392)        2,629
                                                          --------      --------     ---------
Net cash provided (used) by operating activities ....       (8,025)       10,041        (3,618)
                                                          --------      --------     ---------
Cash flows from investing activities:
     Capital expenditures ...........................         (586)       (4,536)       (3,177)
     Capitalization of software costs ...............         (914)       (1,012)       (1,088)
Net cash used in investing activities ...............       (1,500)       (5,548)       (4,265)
Cash flows from financing activities:
     Net borrowings (payments) under
       line-of-credit agreements ....................        8,822        (2,403)        7,192
     Net proceeds from the issuance of long-term debt        2,373             -             -
     Proceeds from the exercise of stock options ....            -            21           176
     Acquisition of treasury stock ..................       (1,424)       (2,456)       (2,164)
                                                          --------      --------     ---------
Net cash provided (used) by financing activities ....        9,771        (4,838)        5,204
                                                          --------      --------     ---------
Net increase (decrease) in cash
  and cash equivalents ..............................          246          (345)       (2,679)

Cash and cash equivalents at
  beginning of year .................................          953         1,298         3,977
                                                          --------      --------     ---------
Cash and cash equivalents at
  end of year .......................................     $  1,199      $    953     $   1,298
                                                          ========      ========     =========

Supplemental disclosures of cash flow information:
     Cash paid during the year for:
         Interest ...................................     $    978      $    530      $    121
         Income taxes, net of refunds ...............         (807)          655        (2,507)

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Summary of Significant Accounting Policies

Basis of consolidation

     The consolidated financial statements include the accounts of PAR Technology Corporation and its wholly owned subsidiaries (ParTech, Inc., Ausable Solutions, Inc., PAR Government Systems Corporation, Rome Research Corporation and PAR Vision Systems Corporation), collectively referred to as the "Company." All significant intercompany transactions have been eliminated in consolidation.

Revenue recognition

     During 2000, the Company amended its revenue recognition policy in order to comply with Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition. This change did not have a material impact on the results of operations. Revenues from sales of products are generally recorded as the products are shipped, provided that no significant vendor and post-contract support obligations remain and the collection of the related receivable is probable. The Company's service revenues are recognized ratably over the related contract period or as the services are performed. Billings in advance of the Company's performance of such work are reflected as deferred service revenue in the accompanying consolidated balance sheet.

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

 Property, plant and equipment

     Property, plant and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets, which range from three to twenty years. Expenditures for maintenance and repairs are expensed as incurred.

 Warranties

     A majority of the Company's products are under warranty for defects in material and workmanship for various periods of time. The Company establishes an accrual for estimated warranty costs at the time of sale.

 Income taxes

     The provision for income taxes is based upon pretax earnings with deferred income taxes provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. The Company believes it is more likely than not to realize the net deferred tax asset and accordingly no valuation allowance has been provided.

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

Research and development costs

     The Company capitalizes certain costs related to the development of computer software under the requirements of Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. Software development costs incurred prior to establishing technological feasibility are charged to operations and included in research and development costs. Software development costs incurred after establishing feasibility are capitalized and amortized on a product-by-product basis when the product is available for general release to customers. The unamortized computer software costs included in other assets amounted to $2,799,000 and $3,183,000 at December 31, 2000 and 1999, respectively. Annual amortization, charged to cost of sales, is the greater of the amount computed using the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product, or the straight-line method over the remaining estimated economic life of the product. Amortization of capitalized software costs amounted to $1,297,000, $1,183,000 and $526,000 in 2000, 1999, and 1998, respectively.

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

     The  following  is  a   reconciliation   of  the  weighted  average  shares
outstanding for the basic and diluted EPS computations (In Thousands Except Per Share Data):

                                   For the year ended 2000
                                   -----------------------
                        Income (loss)       Shares         Per-Share
                         (Numerator)     (Denominator)       Amount
                         -----------     -------------       ------

Basic and Diluted EPS     $(13,448)          7,848          $  (1.71)
                          ========           =====          ========



     The 2000 diluted EPS calculation excludes the effect of stock options as they would have been antidilutive.


                                   For the year ended 1999
                                   -----------------------
                        Income (loss)       Shares         Per-Share
                         (Numerator)     (Denominator)       Amount
                         -----------     -------------       ------

Basic EPS                 $1,969             8,388          $    .23

Effect of Stock Options        -               134                 -
                          ------             -----          --------
Diluted EPS               $1,969             8,522          $    .23
                          ======             =====          ========


                                   For the year ended 1998
                                   -----------------------
                        Income (loss)       Shares         Per-Share
                         (Numerator)     (Denominator)       Amount
                         -----------     -------------       ------

Basic EPS                 $1,262             8,819          $    .14

Effect of Stock Options        -               135                 -
                          ------             -----          --------
Diluted EPS               $1,262             8,954          $    .14
                          ======             =====          ========


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

Derivatives

     In June 1998, the Financial Accounting Standards Board issued No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement establishes accounting and reporting standards for derivative financial statements beginning in 2001. Adoption of Statement No. 133 is not expected to have a significant effect on the Company's consolidated results of operations, financial position or cash flows.

Note 2 - Business Operations

     In 2000, the Company incurred an after tax loss of $13.4 million. Additionally, the Company had an operating cash flow deficit of $8 million. The Company's primary source of liquidity has been cash flows from operations and borrowings under its existing credit facilities. In 2000, the Company experienced a slowdown in capital spending of its restaurant customers which management believes was due to post Y2K reduction and to a delay in the release of new software products.

     Management has implemented certain cost cutting measures in personal and discretionary expenses. In addition, the Company is focusing on increasing its revenue base through further penetration of new and existing customers including the introduction of new software products, and the pursuit of strategic partnerships which should provide both the expanded uses of the Company current products and the introduction of new products. The Company's focus on tight cost control and improved operating profits and an anticipated improvement in market conditions is expected to enhance the Company's liquidity position. Based on its plan, and the availability on its working capital lines of credit, the Company expects that it will be able to meet its obligations as they become due.

     Certain of the Company's current credit facilities are negotiated annually while others expire April 30, 2002. Management continues to evaluate its overall financing requirements to ensure adequate financing is available to fund its business operations.

Note 3 - Nonrecurring Charges

     The results for 2000 include a nonrecurring charge of $300,000 ($200,000 after tax or $.03 loss per share) relating to the sale of the Company's Vision business.

     On February 1, 2000 AmeriServe Food Distribution, Inc., a large distributor to fast-food restaurants, filed for protection under Chapter 11 of the U.S. Bankruptcy Code. During 1999 equipment sold by the Company for use in certain Tricon restaurants was purchased through AmeriServe. As a result, at December 31, 1999, the Company was owed $1.7 million in trade accounts receivable. Accordingly, due to this uncertainty, the Company recorded a one-time after tax charge to earnings of $1.1 million ($0.13 loss per share) in the fourth quarter of 1999.

Note 4 - Accounts Receivable

         The Company's net accounts receivable consist of:

                                           December 31,
                                         (In Thousands)
                                         --------------
                                      2000             1999
                                      ----             ----
Government segment:
 United States Government -
     Billed ...............          $ 2,278          $ 1,587
     Unbilled .............               13               66
                                     -------          -------
                                       2,291            1,653
                                     -------          -------
Other -
     Billed ...............            1,309            1,480
     Unbilled .............               80               23
                                     -------          -------
                                       1,389            1,503
                                     -------          -------
Other segments:
 Trade accounts receivable            26,720           34,280
                                     -------          -------
                                     $30,400          $37,436
                                     =======          =======


     At December 31, 2000 and 1999, the Company had recorded a reserve for doubtful accounts of $4,420,000 and $3,325,000, respectively, against trade accounts receivable. Trade accounts receivable are primarily with major fast-food corporations or their franchisees. At December 31, 2000 and 1999, the Company had also recorded reserves of $24,000 and $90,000, respectively, against government accounts receivable.

Note 5 - Inventories

     Inventories are used primarily in the manufacture, maintenance, and service of transaction processing systems. Inventories are net of related reserves. The components of inventory are:

                                 December 31,
                               (In Thousands)
                               --------------
                           2000             1999
                           ----             ----
Finished goods           $ 6,425          $ 6,886
Work in process            2,956            2,763
Component parts            5,612            6,001
Service parts             11,783           12,514
                         -------          -------
                         $26,776          $28,164
                         =======          =======


     At December 31, 2000 and 1999 the Company had recorded reserves for obsolete inventory of $3,769,000 and $2,208,000, respectively.

Note 6 - Property, Plant and Equipment

     The components of property, plant and equipment are:


                                             December 31,
                                            (In Thousands)
                                            --------------
                                         2000            1999
                                         ----            ----
Land ........................          $   253          $   253
Buildings and improvements ..            7,067            7,868
Rental property .............            3,491            3,390
Furniture and equipment .....           24,047           24,327
                                        34,858           35,838
Less accumulated depreciation
 and amortization ...........           24,760           24,368
                                       -------          -------
                                       $10,098          $11,470
                                       =======          =======


     The Company subleases a portion of its headquarters facility to various tenants. Rent received from these leases totaled $967,000, $744,000 and $642,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

     The Company leases office space under various operating leases. Rental expense on these operating leases was approximately $1,113,000, $938,000 and $919,000 for the years ended December 31, 2000, 1999, and 1998, respectively.

     Future minimum lease payments under all noncancelable operating leases are (in thousands):



      2001               $1,005
      2002                  829
      2003                  376
      2004                  235
      2005                  215
Thereafter                   69
                         ------
                         $2,729
                         ======


Note 7 - Debt

     The Company has an aggregate of $18,500,000 in bank lines of credit. This amount was reduced from the $27.5 million of available lines at September 30, 2000 due to the expiration and re-negotiation of certain unused facilities.

Certain lines totaling $11,000,000 allow the Company to choose among unsecured borrowings, which bear interest at the prime rate (9.5% at December 31, 2000), banker's acceptance borrowings, which bear interest at a rate below the prime rate, or other bank negotiated rates below prime. These lines are negotiated annually. The remaining line of $7,500,000 bears interest at the prime rate, requires a compensating balance and expires on April 30, 2002. At December 31, 2000, $13,806,000 was outstanding under these lines at a weighted average interest rate of 8.2%.

     The Company has a $2.3 million mortgage collateralized by its corporate wellness facility. The annual mortgage payment including interest totals $250,000. The mortgage bears interest at the rate of 8.375% and the remaining balance is due on May 1, 2010. At December 31, 2000, the current portion of this mortgage totaling $50,000 was included in notes payable.

Note 8 - Common Stock

     The Company has reserved 2,345,643 shares under its stock option plan. Options under this Plan may be incentive stock options or nonqualified options. Stock options are nontransferable other than upon death. Option grants become exercisable no less than six months after the grant and typically expire ten years after the date of the grant.

         A summary of the stock options follows:

                                           No. of Shares    Weighted Average
                                           (In Thousands)    Exercise Price
                                           --------------    --------------

Outstanding at December 31, 1997 ..             579           $   5.31
     Granted ......................             143               6.51
     Exercised ....................             (47)              3.76
     Forfeited ....................              (6)              6.42
                                              -----           --------

Outstanding at December 31, 1998 ..             669               5.67
     Granted ......................             469               4.87
     Exercised ....................              (3)              6.72
     Forfeited ....................            (164)              9.21
                                              -----           --------

Outstanding at December 31, 1999 ..             971               4.68
     Granted ......................             592               3.52
     Exercised ....................               -                  -
     Forfeited ....................             (48)              5.25
                                              -----           --------
Outstanding at December 31, 2000 ..           1,515           $   4.21
                                              =====           ========

Shares remaining
     available for grant ..........             830
                                              =====

Total shares vested and exercisable
     as of December 31, 2000 ......             602           $   4.30
                                              =====           ========

     During 1999, pursuant to the terms of the plan, grants of 154,000 incentive stock options were cancelled at a price of $9.25 and replacement options granted at a price of $4.75.

     Stock options outstanding at December 31, 2000 are summarized as follows:

     Range of              Number       Weighted Average       Weighted Average
  Exercise Prices       Outstanding      Remaining Life         Exercise Price
  ---------------       -----------      --------------         --------------
   $2.03 - $4.00            738             6.0 Years               $3.08
   $4.01 - $6.00            596             8.8 Years               $4.85
   $6.01 - $9.25            181             6.3 Years               $6.69
   $2.03 - $9.25          1,515             7.1 Years               $4.21

     Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value of these options was estimated at the date of grant using a
Black-Scholes option pricing model with the following weighted average assumptions for 2000, 1999 and 1998:

                                            2000             1999           1998
                                            ----             ----           ----
Risk-free interest rate ......              6.3%             5.9%             5.5%
Dividend yield ...............               N/A              N/A              N/A
Volatility factor ............               40%              39%              48%
Weighted average expected life            7 Years          6 Years          6 Years


     Had compensation cost for the Company's stock-based compensation plans and other transactions been determined based on the fair values of the fiscal year 2000, 1999 and 1998 grant dates for those awards, consistent with the requirements of SFAS No. 123, Accounting for Stock-Based Compensation, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

                                              2000         1999          1998
                                              ----         ----          ----
Net income (loss):
     As reported ................        $  (13,448)    $   1,969     $  1,262
     Pro forma ..................        $  (14,053)    $   1,492     $  1,043

Earnings (loss) per share:
     As reported   -- Diluted....        $    (1.71)    $     .23     $    .14
                   -- Basic......        $    (1.71)    $     .23     $    .14

     Proforma      -- Diluted....        $    (1.79)    $     .18     $    .12
                   -- Basic......        $    (1.79)    $     .18     $    .12

Note 9 - Income Taxes

     The provision (benefit) for income taxes consists of:

                                               Year ended December 31,
                                                  (In Thousands)
                                                  --------------
                                            2000        1999          1998
                                            ----        ----          ----
Current tax expense:
     Federal .......................     $  (443)     $   321      $  (122)
     State .......................            39          265          161
     Foreign .......................          29          382          312
                                         -------      -------      -------
                                            (375)         968          351
                                         -------      -------      -------
Deferred income tax:
     Federal .......................      (6,950)      (1,084)         230
     State .........................      (1,066)          39          183
     Foreign .......................           -            -         (176)
                                         -------      -------      -------
                                          (8,016)      (1,045)         237
                                         -------      -------      -------

Provision (benefit) for income taxes     $(8,391)     $   (77)     $   588
                                         =======      =======      =======


     Deferred tax liabilities (assets) are comprised of the following at:

                                                 December 31,
                                               (In Thousands)
                                               --------------
                                          2000               1999
                                          ----               ----
Software development expense .          $    952           $  1,082
Depreciation .................               616                380
                                        --------           --------
Gross deferred tax liabilities             1,568              1,462
                                        --------           --------
Allowances for bad debts,
  inventory and warranty .....            (2,990)            (3,205)
Capitalized inventory costs ..               (99)              (106)
Wage and salary accruals .....              (343)              (321)
Federal net operating loss ...            (6,364)                 -
State net operating loss .....            (1,116)               (50)
Foreign net operating loss ...              (522)              (522)
Foreign tax credit ...........              (533)              (228)
Other ........................              (177)               (13)
                                        --------           --------
Gross deferred tax assets ....           (12,144)            (4,445)
                                        --------           --------
                                        $(10,576)          $ (2,983)
                                        ========           ========

     Total income tax provision differed from total tax expense as computed by applying the statutory U.S. federal income tax rate to income before taxes. The reasons were:

                                           Year ended December 31,
                                           -----------------------
                                         2000       1999       1998
                                         ----       ----       ----

Statutory U.S. federal tax rate ..      (34.0)%     34.0%      34.0%
State taxes net of federal benefit         .1        1.6       15.6
State NOL ........................       (4.9)         -          -
FSC benefit ......................          -      (30.1)      (6.9)
Prior years' adjustment ..........         .3       (9.4)     (10.9)
Non deductible expenses ..........         .4        8.3       10.4
Research credit ..................        (.2)      (6.3)         -
Foreign income taxes .............        (.1)      (2.8)      (9.5)
Other ............................          -         .6        (.9)
                                         ----       ----       ----
                                        (38.4)%     (4.1)%     31.8%
                                        =====       ====       ====

     The provision for income taxes is based on income (loss) before income taxes as follows:

                                         Year ended December 31,
                                             (In Thousands)
                                             --------------
                                2000               1999              1998
                                ----               ----              ----
Domestic operations          $(20,849)          $  1,465          $  2,450
Foreign operations               (990)               427              (600)
                             --------           --------          --------
     Total ........          $(21,839)          $  1,892          $  1,850


Note 10 - Employee Benefit Plans

     The Company has a deferred profit-sharing retirement plan that covers substantially all employees. The Company's annual contribution to the plan is discretionary. The contributions to the plan in 2000, 1999 and 1998 were approximately $257,000, $1,030,000 and $957,000, respectively. The plan also contains a 401(k) provision that allows employees to contribute a percentage of their salary.

     The Company also maintains an incentive-compensation plan. Participants in the plan are key employees as determined by executive management. Compensation under the plan is based on the achievement of predetermined financial performance goals of the Company and its subsidiaries. Awards under the plan are payable in cash. In 2000, there were no cash awards under the plan. In 1999 and 1998, cash awards under the plan totaled $360,000 and $253,000 respectively.

Note 11 - Contingencies

     The Company is subject to legal proceedings, which arise, in the ordinary course of business. Additionally, U.S. Government contract costs are subject to periodic audit and adjustment. In the opinion of management, the ultimate liability, if any, with respect to these actions will not materially affect the financial position or results of operations of the Company.

Note 12 - Segment and Related Information

     The Company's reportable segments are strategic business units that have separate management teams and infrastructures that offer different products and services.

     In 2000, the Company has four reportable segments, Restaurant, Industrial, Government and Vision. In previous years, the Restaurant and Industrial segments were combined in the Transaction processing segment. The Restaurant segment offers integrated solutions to the restaurant industry. These offerings include industry leading hardware and software applications utilized at the point-of-sale, back of store and corporate office. This segment also offers customer support including field service, installation, twenty-four hour telephone support and depot repair. The Industrial segment, for Fortune 500 industrial companies, designs and implements complex intregrated transaction processing solutions incorporating its data collection and management software that provide real-time connectivity with multiple host computers, diverse legacy applications, "best-of-breed" software and data input hardware technologies. The Government segment designs and implements advanced technology computer software systems primarily for military and intelligence agency applications. It provides services for operating and maintaining certain U.S. Government-owned test sites, and for planning, executing and evaluating experiments involving new or advanced radar systems. The Vision segment was involved in the manufacture and sale of image processing systems for the food-processing industry. This segment was disposed of in 2000. Inter-segment sales and transfers are not material.

     Information as to the Company's operations in these four segments is set forth below:

                                                     Year ended December 31,
                                                         (In Thousands)
                                                         --------------
                                             2000             1999             1998
                                             ----             ----             ----
Revenues:
     Restaurant ...................       $  72,676        $ 116,396        $  92,677
     Industrial ...................           2,668            7,623            4,668
     Government ...................          25,002           20,032           24,069
     Vision .......................             592              755              866
                                          ---------        ---------        ---------
           Total ..................       $ 100,938        $ 144,806        $ 122,280
                                          =========        =========        =========

Income (loss) from operations:
     Restaurant ...................       $ (18,940)       $   2,154        $    (788)
     Industrial ...................          (2,556)             463             (273)
     Government ...................           1,285            1,396            2,097
     Vision .......................            (392)            (468)            (607)
     Corporate ....................            (450)            --               --
     Nonrecurring (charges) benefit            (300)          (1,700)           1,016
                                          ---------        ---------        ---------
                                            (21,353)           1,845            1,445
Other income, net .................             525              578              529
Interest expense ..................          (1,011)            (531)            (124)
                                          ---------        ---------        ---------
Income (loss) before provision
     for income taxes .............       $ (21,839)       $   1,892        $   1,850
                                          =========        =========        =========

Identifiable assets:
     Restaurant ...................       $  74,635        $  74,574        $  80,236
     Industrial ...................           2,322            2,206            3,333
     Government ...................           5,200            6,036            6,022
     Vision .......................             468            1,112            1,520
     Corporate ....................           2,311            4,179            2,315
                                          ---------        ---------        ---------
           Total ..................       $  84,936        $  88,107        $  93,426
                                          =========        =========        =========

Depreciation and amortization:
     Restaurant ...................       $   2,726        $   2,088        $   1,486
     Industrial ...................              32              219              150
     Government ...................             113              159              128
     Vision .......................              32               40               86
     Corporate ....................             500              356              555
                                          ---------        ---------        ---------
           Total ..................       $   3,403        $   2,862        $   2,405
                                          =========        =========        =========

Capital expenditures:
     Restaurant ...................       $     113        $     950        $   2,855
     Industrial ...................             124               58               57
     Government ...................              46              421               87
     Vision .......................              12               36               30
     Corporate ....................             291            3,071              148
                                          ---------        ---------        ---------
           Total ..................       $     586        $   4,536        $   3,177
                                          =========        =========        =========


     The following table presents revenues by country based on the location of the use of the product or services.

                               2000              1999              1998
                               ----              ----              ----
United States .....          $ 81,595          $119,378          $102,468
Other Countries....            19,343            25,428            19,812
                             --------          --------          --------
    Total .........          $100,938          $144,806          $122,280
                             ========          ========          ========


     The following table presents property by country based on the location of the asset.

                               2000              1999              1998
                               ----              ----              ----
United States......          $ 76,203          $ 77,438          $ 84,656
Other Countries....             8,733            10,669             8,770
                             --------          --------          --------
    Total .........          $ 84,936          $ 88,107          $ 93,426
                             ========          ========          ========

     Customers comprising 10% or more of the Company's total revenues are summarized as follows:

                                       2000          1999          1998
                                       ----          ----          ----
Restaurant segment:
  McDonald's Corporation.....           32%           38%           40%
  Tricon Corporation ........           22%           27%           22%
Government segment:
  Department of Defense......           25%           14%           20%
All Others ..................           21%           21%           18%
                                       ---           ---           ---
                                       100%          100%          100%
                                       ===           ===           ===


Note 13 - Fair Value of Financial Instruments

     Financial instruments consist of the following:

                                          December 31, 2000
                                           (In Thousands)
                                           --------------
                                      Carrying           Fair
                                        Value            Value
                                        -----            -----
Cash and cash equivalents....          $ 1,199          $ 1,199

Notes payable ...............          $13,856          $13,856

Long term debt ..............          $ 2,323          $ 2,270


     Fair value of financial instruments classified as current assets or liabilities approximate carrying value due to the short-term maturity of the instruments. The estimated value of the Company's long-term debt is based on interest rates at December 31, 2000 for new issues with similar remaining maturities.

Note 14 - Selected Quarterly Financial Data (Unaudited)

                                                      Quarter ended
                                           (In Thousands Except Per Share Amounts)
                                           ---------------------------------------
          2000                       March 31      June 30    September 30    December 31
          ----                       --------      -------    ------------    -----------
Total revenues .................     $ 19,251      $ 24,314      $ 28,958      $ 28,415
Gross margin ...................        1,567         3,024         6,109         3,812
Net loss .......................       (4,523)       (3,252)       (1,179)       (4,494)
Diluted and basic loss per share     $   (.56)     $   (.41)     $   (.15)     $   (.58)
                                     ========      ========      ========      ========

                                                      Quarter ended
                                           (In Thousands Except Per Share Amounts)
                                           ---------------------------------------
          1999                       March 31      June 30    September 30    December 31
          ----                       --------      -------    ------------    -----------

Total revenues .................     $ 35,746      $ 38,951      $ 32,582      $ 37,527
Gross margin ...................        9,246        10,029         7,559         8,244
Net income (loss) ..............          766         1,174           753          (724)
Diluted and basic
   Earnings  (loss) per share        $    .09      $    .14      $    .09      $   (.09)
                                     ========      ========      ========      ========


     In the fourth quarter of 2000, the Company recorded additional adjustments and/or reserves in the amount of $3.2 million ($1.9 million after tax or a loss per share of $.25) relating to service inventory, severance and bad debts.

     In the first quarter of 2000, the Company recorded a charge of $550,000 ($339,000 after tax or a loss per share of $.04) relating to severance costs.

     On February 1, 2000 AmeriServe Food Distribution, Inc., a large distributor to fast-food restaurants, filed for protection under Chapter 11 of the U.S. Bankruptcy Code. During 1999, equip-ment sold by the Company for use in certain Tricon restaurants was purchased through AmeriServe. As a result, at December 31, 1999 the Company was owed $1.7 million in trade accounts receivable. Accordingly, due to this uncertainty, the Company recorded a one-time after tax charge to earnings of $1.1 million ($0.13 loss per share) in the fourth quarter of 1999.

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

Allowance for Doubtful
Accounts - deducted from
Accounts Receivable in
the Balance Sheet



2000                        $3,415             2,138                                (1,109)  (a)             $4,444
1999                        $1,195             2,837                                  (617)  (b)             $3,415
1998                        $2,362               394                                (1,561)  (c)             $1,195


(a)   Uncollectible accounts written off during 2000.

(b)   Uncollectible accounts written off during 1999.

(c)   Uncollectible accounts written off during 1998.




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

Inventory Reserves
- deducted from Inventory
in the Balance Sheet

2000                        $ 2,208            4,483                                (2,922)                  $  3,769
1999                        $ 2,123            5,683                                (5,598)                  $  2,208
1998                        $ 3,817            3,162                                (4,856)                  $  2,123



                                   SIGNATURES

     Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          PAR TECHNOLOGY CORPORATION



March 29, 2001                            /s/John W. Sammon, Jr.
                                          -------------------------------
                                          John W. Sammon, Jr.
                                          Chairman of Board and President

                            _________________________

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

--------------------------------------------------------------------------------
 Signatures                      Title                         Date
--------------------------------------------------------------------------------

/s/John W. Sammon, Jr.
----------------------
John W. Sammon, Jr.           Chairman of Board and            March 29, 2001
                              President (Principal
                              Executive Officer)
                              and Director


/s/Charles A. Constantino
-------------------------
Charles A. Constantino        Executive Vice President         March 29, 2001
                              and Director



/s/J. Whitney Haney
-------------------
J. Whitney Haney              Director                         March 29, 2001




/s/Ronald J. Casciano
---------------------
Ronald J. Casciano            Vice President, Chief Financial  March 29, 2001
                              Officer and Treasurer


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