Form 10-Q
period 2001-03-31
PAR TECHNOLOGY CORP
filed 2001-05-14
CIK 708821

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

       For the Quarter Ended March 31, 2001. Commission File Number 1-9720

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

     The number of shares outstanding of registrant's common stock, as of April 30, 2001 - 7,723,005 shares.

                          PAR TECHNOLOGY CORPORATION


                                TABLE OF CONTENTS
                                    FORM 10-Q


                                     PART 1
                              FINANCIAL INFORMATION



   Item Number

      Item 1.          Financial Statements
                       -  Consolidated Statement of Income for
                          the Three Months Ended March 31, 2001
                          and 2000

                       - Consolidated Statement of Comprehensive Income for the Three Months Ended March 31, 2001 and 2000

                       -  Consolidated Balance Sheet at
                          March 31, 2001 and December 31, 2000

                       -  Consolidated Statement of Cash Flows
                          for the Three Months Ended
                          March 31, 2001 and 2000

                       -  Notes to Consolidated Financial Statements


      Item 2.          Management's Discussion and Analysis of
                       Financial Condition and Results of Operations

                                     PART II
                                OTHER INFORMATION


      Item 6.          Exhibits and Reports on Form 8-K

      Signatures

      Exhibit Index

Item 1.
Financial Statements
PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(In Thousands Except Per Share Amounts)
(Unaudited)
                                                          For the Three Months
                                                             Ended March 31,
                                                        ------------------------
                                                           2001          2000
                                                        ----------    ----------
Net revenues:
     Product .......................................     $ 12,177      $  6,511
     Service .......................................        7,882         6,688
     Contract ......................................        7,156         6,052
                                                         --------      --------
                                                           27,215        19,251
                                                         --------      --------
Costs of sales:
     Product .......................................        7,967         5,308
     Service .......................................        6,311         6,681
     Contract ......................................        6,749         5,695
                                                         --------      --------
                                                           21,027        17,684
                                                         --------      --------
           Gross margin ............................        6,188         1,567
                                                         --------      --------
Operating expenses:
     Selling, general and administrative ...........        4,037         6,469
     Research and development ......................        2,045         2,102
                                                         --------      --------
                                                            6,082         8,571
                                                         --------      --------
Income (loss) from operations ......................          106        (7,004)
Other income (expense), net ........................          338           (11)
Interest expense ...................................         (355)         (124)
                                                         --------      --------

Income (loss) before provision for income taxes ....           89        (7,139)
Provision (benefit) for income taxes ...............           40        (2,616)
                                                         --------      --------
Net income (loss) ..................................     $     49      $ (4,523)
                                                         ========      ========
Basic and Diluted earnings (loss)
per common share ...................................     $    .01      $   (.56)
                                                         ========      ========
Weighted average shares outstanding
     Diluted .......................................        7,724         8,034
                                                         ========      ========
     Basic .........................................        7,723         8,034
                                                         ========      ========

PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(In Thousands)
(Unaudited)
                                                          For the Three Months
                                                             Ended March 31,
                                                        ------------------------
                                                           2001          2000
                                                        ----------    ----------

Net income (loss) ....................................     $    49      $(4,523)
Other comprehensive loss net of tax:
     Foreign currency translation adjustments ........        (363)         (35)
                                                           -------      -------
Comprehensive loss ...................................     $  (314)     $(4,558)
                                                           =======      =======

PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(In Thousands Except Share Amounts)
                                                          March 31,
                                                           2001     December 31,
                                                         (Unaudited)     2000
Assets                                                    ---------- ----------
Current Assets:
     Cash ............................................    $  2,423     $  1,199
     Accounts receivable-net .........................      27,962       30,400
     Inventories .....................................      24,610       26,776
     Income tax refund claims ........................         140           56
     Deferred income taxes ...........................       4,202        4,255
     Other current assets ............................       2,308        1,868
                                                          --------     --------
         Total current assets ........................      61,645       64,554

Property, plant and equipment - net ..................       9,748       10,098
Deferred income taxes ................................       6,216        6,321
Other assets .........................................       4,063        3,963
                                                          --------     --------
                                                          $ 81,672     $ 84,936
                                                          ========     ========
Liabilities and Shareholders' Equity
Current Liabilities:
     Notes payable ...................................    $ 13,382     $ 13,856
     Accounts payable ................................       6,259        8,800
     Accrued salaries and benefits ...................       3,937        4,208
     Accrued expenses ................................       1,700        2,088
     Deferred service revenue ........................       7,567        6,829
                                                          --------     --------
         Total current liabilities ...................      32,845       35,781
                                                          --------     --------
Long-term debt .......................................       2,309        2,323
                                                          --------     --------

Shareholders' Equity:
     Common stock, $.02 par value,
       19,000,000 shares authorized;
       9,516,711 shares issued
       7,723,005 outstanding .........................         190          190
     Preferred stock, $.02 par value,
       1,000,000 shares authorized ...................        --           --
     Capital in excess of par value ..................      28,071       28,071
     Retained earnings ...............................      28,792       28,743
     Accumulated comprehensive loss ..................      (1,566)      (1,203)
       Treasury stock, at cost, 1,793,706 shares .....      (8,969)      (8,969)
                                                          --------     --------
         Total shareholders' equity ..................      46,518       46,832
                                                          --------     --------
                                                          $ 81,672     $ 84,936
                                                          ========     ========

PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(In Thousands)
                                   (Unaudited)

                                                                 For the Three Months
                                                                    Ended March 31,
                                                                ----------------------
                                                                   2001        2000
                                                                ----------  ----------
Cash flows from operating activities:
   Net income (loss) .........................................   $     49    $ (4,523)
   Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation and amortization ...........................        714         912
     Provision for obsolete inventory ........................        441       1,135
     Deferred income taxes ...................................        158        (192)
     Translation adjustments .................................       (363)        (35)
    Increase (decrease) from changes in:
       Accounts receivable-net ...............................      2,438      10,318
       Inventories ...........................................      1,725      (5,131)
       Income tax refund claims ..............................        (84)     (2,140)
       Other current assets ..................................       (440)       (521)
       Accounts payable ......................................     (2,541)     (4,934)
       Accrued salaries and benefits .........................       (271)       (323)
       Accrued expenses ......................................       (388)       (721)
       Deferred service revenue ..............................        738       1,326
                                                                 --------    --------
        Net cash provided (used) by operating activities .....      2,176      (4,829)
                                                                 --------    --------
   Cash flows from investing activities
     Capital expenditures ....................................       (151)       (113)
     Capitalization of software costs ........................       (313)       (317)
                                                                 --------    --------
        Net cash used by investing activities ................       (464)       (430)
                                                                 --------    --------

   Cash flows from financing activities:
     Net borrowings (payments) under line-of-credit agreements       (474)      6,192
     Payments of long-term debt ..............................        (14)       --
     Acquisition of treasury stock ...........................       --          (561)
                                                                 --------    --------
         Net cash provided (used) by financing activities ....       (488)      5,631
                                                                 --------    --------
    Net increase in cash and cash equivalents ................      1,224         372
    Cash and cash equivalents at beginning of year ...........      1,199         953
                                                                 --------    --------
    Cash and cash equivalents at end of period ...............   $  2,423    $  1,325
                                                                 ========    ========
   Supplemental disclosures of cash flow information:
   Cash paid during the year for:
     Interest ................................................   $    315    $    107
     Income taxes paid, net of refunds .......................         17        (255)

                  PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1. The statements for the three months ended March 31, 2001 and 2000 are unaudited; in the opinion of the Company such unaudited statements include all adjustments (which comprise only normal recurring accruals) necessary for a fair presentation of the results for such periods. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2001. The consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes for the years ended in December 31, 2000 and 1999 included in the Company's December 31, 2000 Annual Report to the Securities and Exchange Commission on Form 10-K.

2. Inventories are used in the manufacture of Point-Of-Sale systems and other commercial products. The components of inventory, net of related reserves, consist of the following:


                                                  (In Thousands)
                                                   ------------

                                           March 31,          December 31,
                                             2001                2000
                                          ----------          ----------

         Finished goods ..........          $ 5,442             $ 6,425
         Work in process .........            2,262               2,956
         Component parts .........            4,355               5,612
         Service parts ...........           12,551              11,783
                                            -------             -------
                                            $24,610             $26,776
                                            =======             =======


     At March 31, 2001 and December 31, 2000, the Company had recorded reserves for obsolete inventory of $4,380,000 and $4,219,000, respectively.

                   PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


3. The Company's reportable segments are strategic business units that have separate management teams and infrastructures that offer different products and services.

     In 2001, the Company has four reportable segments, Restaurant, Industrial, Government and Vision. In previous years, the Restaurant and Industrial segments were combined in the Transaction processing segment. The Restaurant segment offers integrated solutions to the restaurant industry. These offerings include industry leading hardware and software applications utilized at the point-of-sale, back of store and corporate office. This segment also offers customer support including field service, installation, twenty-four hour telephone support and depot repair. The Industrial segment, for Fortune 500 industrial companies, designs and implements complex integrated transaction processing solutions incorporating its data collection and management software that provide real-time connectivity with multiple host computers, diverse legacy applications, "best-of-breed" software and data input hardware technologies. The Government segment designs and implements advanced technology computer software systems primarily for military and intelligence agency applications. It provides services for operating and maintaining certain U.S. Government-owned test sites, and for planning, executing and evaluating experiments involving new or advanced radar systems. The Vision segment was involved in the manufacture and sale of image processing systems for the food-processing industry. This segment was disposed of in 2000. Inter-segment sales and transfers are not material.

     Information as to the Company's operations in these four segments is set forth below:

                                       Quarter ended March 31,
                                           (In Thousands)
                                       -----------------------
                                         2001            2000
                                       -----------------------
Revenues:
     Restaurant ..............         $ 19,239       $ 11,686
     Industrial ..............              800          1,259
     Government ..............            7,156          6,052
     Vision ..................               20            254
                                       --------       --------
           Total .............         $ 27,215       $ 19,251
                                       ========       ========
Income (loss) from operations:
     Restaurant ..............         $     45       $ (6,709)
     Industrial ..............             (243)          (149)
     Government ..............              318             79
     Vision ..................              (14)          (225)
                                       --------       --------
                                            106         (7,004)
Other income (expense), net ..              338            (11)
Interest expense .............             (355)          (124)
                                       --------       --------
Income (loss) before provision
     for income taxes ........         $     89       $ (7,139)
                                       ========       ========

Depreciation and amortization:
     Restaurant ..............         $    542       $    621
     Industrial ..............               16             75
     Government ..............               25             34
     Vision ..................             --                8
     Corporate ...............              131            174
                                       --------       --------
           Total .............         $    714       $    912
                                       ========       ========
Capital expenditures:
     Restaurant ..............         $     93       $   --
     Industrial ..............                2           --
     Government ..............               30             61
     Vision ..................             --                3
     Corporate ...............               26             49
                                       --------       --------
           Total .............         $    151       $    113
                                       ========       ========

     The following table presents revenues by geographic area based on the location of the use of the product or services.

                                        Quarter ended March 31,
                                           (In Thousands)
                                       -----------------------
                                         2001            2000
                                       -----------------------

United States ................         $ 23,086       $ 16,483
Other Countries ..............            4,129          2,768
                                       --------       --------
      Total ..................         $ 27,215       $ 19,251
                                       ========       ========

     Customers comprising 10% or more of the Company's total revenues are summarized as follows:


                                               Quarter ended March 31,
                                               -----------------------
                                                 2001           2000
                                               --------        -------
Restaurant segment:
    McDonald's Corporation .............          30%            22%
    Tricon Corporation .................          23%            22%
Government segment:
    Department of Defense ..............          26%            31%
All Others .............................          21%            25%
                                                ----           ----
                                                 100%           100%
                                                ====           ====



                                               March 31,    December 31,
                                                 2001           2000
                                              ---------     -----------
Identifiable assets:
     Restaurant ........................       $ 68,663       $ 74,635
     Industrial ........................          2,202          2,322
     Government ........................          5,228          5,200
     Vision ............................            416            468
     Corporate .........................          5,163          2,311
                                               --------       --------
           Total .......................       $ 81,672       $ 84,936
                                               ========       ========



     The following table presents property by geographic area based on the location of the asset.



                                               March 31,    December 31,
                                                 2001           2000
                                              ---------     -----------

United States ..........................       $ 74,725       $ 76,203
Other Countries ........................          6,947          8,733
                                               --------       --------
      Total ..................                 $ 81,672       $ 84,936
                                               ========       ========

 Item 2
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                          QUARTER ENDED MARCH 31, 2001
                                  COMPARED WITH
                          QUARTER ENDED MARCH 31, 2000


     The Company reported revenues of $27.2 million for the first quarter ended 2001, an increase of 41% from the $19.3 million reported in 2000. The Company recorded net income of $49,000 or diluted earnings per share of $.01 for 2001. This compares to net loss of $4.5 million or diluted loss per share of $.56 for 2000.

     Product revenues were $12.2 million in 2001, an increase of 87% from the $6.5 million recorded in 2000. This substantial increase is due to dramatically improved sales in the Company's Restaurant business as evidenced by increased capital spending in the restaurant markets. Sales increased domestically to McDonald's, Tricon, Dealers and Value-Added Resellers. Internationally, product sales grew 68% primarily due to McDonald's and various new accounts.

     Customer service revenues were $7.9 million in 2001, an increase of 18% from the $6.7 million in 2000. This increase was the result of higher installation revenue, which is directly related to the increase in product revenue discussed above. Additionally, field service revenue increased as a result of new contracts and certain price increases. The Company's service offerings include installation, twenty-four hour help desk support and various field and on-site service options.

     Contract revenues were $7.2 million in 2001, an increase of 18% when compared to the $6.1 million recorded in the same period in 2000. This increase is due primarily to the startup of recently awarded Navy contracts to operate and maintain communications in support of Fleet Operations. The Company has become a recognized leader in the conversion of military communications facilities to contractor operations. The U.S. government is continuing to emphasize the outsourcing of military facility operations and, management anticipates further growth in this segment of our government business. The increase is also attributable to a floodplain mapping contract with the New York State Department of Environment Conservation.

     Product margins were 35% for 2001 compared to 18% for the same period in 2000. This improvement is attributable to greater absorption of fixed manufacturing costs on higher product volume and to a more favorable product mix.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                          QUARTER ENDED MARCH 31, 2001
                                  COMPARED WITH
                          QUARTER ENDED MARCH 31, 2000


     Customer service margins were 20% in 2001 compared to .1% for the same period in 2000. This margin improvement was the result of improved efficiencies and certain price increases. The Company is beginning to realize the benefits of its investment in its recently installed service management system.

     Contract margins were 6% in 2001 virtually unchanged from the same period in 2000. Margins on the Company's government contract business typically run between 5% and 6%.

     Selling, general and administrative expenses were $4 million in 2001 versus $6.5 million for the same period in 2000, a decrease of 38%. This decline was the result of recent cost reductions made by the Company. Additionally, the first quarter of 2000 included a charge relating to a one-time early retirement program offered to eligible employees.

     Research and development expenses were $2 million in 2001, a decrease of 3% from the $2.1 million recorded for the same period in 2000. The Company is maintaining its investment in restaurant products including its iN.fusion software suite and in its manufacturing/warehouse business. Research and development costs attributable to government contracts are included in cost of contract revenues.

     Interest expense represents interest charged on the Company's short-term borrowing requirements from banks and from long-term debt. The average amount of outstanding borrowings was higher during 2001 than in 2000.

Liquidity and Capital Resources

     The Company's primary source of liquidity has been from operations and lines of credit with various banks. In the first quarter of 2001, the Company generated cash flow from operating activities of $2.2 million compared to cash used by operating activities of $4.8 million in 2000. Improved collections, a reduction in inventory and cost cutting measures taken by the Company in the fourth quarter of 2000 all contributed to the positive cash flow in the first quarter of 2001. In 2000, cash flow was adversely affected by a large operating loss, an increase of inventory, and in the timing of vendor payments.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                          QUARTER ENDED MARCH 31, 2001
                                  COMPARED WITH
                          QUARTER ENDED MARCH 31, 2000


     Cash used in investing activities was $464,000 in 2001 versus $430,000 in 2000. In 2001 capital expenditures were primarily for improvements to its customer service facility in Boulder, Colorado. In addition, the Company capitalized $313,000 of software costs. In 2000, capital expenditures were primarily for renovation to the Company's headquarters facility. Capitalized software costs amounted to $317,000 in 2000.

     Cash used by financing  activities  was  $488,000 in 2001  compared to cash provided of $5.6 million in 2000. In 2001, the Company reduced its line-of-credit borrowings by 474,000. In 2000, the Company increased its line-of-credit borrowings by $6.2 million. In addition, the Company acquired 108,400 shares of treasury stock for $561,000.

     The Company currently has line-of-credit agreements, which aggregate $18.5 million with certain banks. At March 31, 2001, $13.4 million was outstanding under these agreements. The Company believes that it has adequate financial resources to meet its future liquidity and capital requirements in 2001.

Other Matters

     Inflation had little effect on revenues and related costs during the first quarter of 2001. Management anticipates that margins will be maintained at acceptable levels to minimize the effects of inflation, if any.

     The Company has total interest bearing short-term debt of approximately $13.4 million at March 31, 2001. Management believes that increases in short-term rates could have an adverse effect on the Company's 2001 results.

     Management believes that foreign currency fluctuations should not have a significant impact on gross margins due to the low volume of business affected by foreign currencies.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                          QUARTER ENDED MARCH 31, 2001
                                  COMPARED WITH
                          QUARTER ENDED MARCH 31, 2000


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





            None during the first quarter of 2001.

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





                                       PAR TECHNOLOGY CORPORATION
                                       --------------------------
                                               (Registrant)









Date:    May 14, 2001



                                        /s/RONALD J. CASCIANO
                                        ----------------------------
                                        Ronald J. Casciano
                                        Vice President, Chief Financial Officer
                                        and Treasurer

                                  Exhibit Index






           Exhibit
           -------

              11        -  Statement re computation
                           of per-share earnings

                                   Exhibit 11


                    COMPUTATION OF WEIGHTED AVERAGE NUMBER OF
                             SHARES OF COMMON STOCK
                                 (In Thousands)





                                                           For the Three Months
                                                              Ended March 31,
                                                            ------------------
                                                              2001       2000
                                                            ------------------
Diluted Earnings Per Share:
Weighted average shares of
Common Stock outstanding:
Balance outstanding - beginning of period ..........          7,723     8,060

Weighted average shares of
treasury stock acquired ............................           --         (26)

Incremental shares of common stock
outstanding giving effect to stock options .........              1      --
                                                             ------    ------
Weighted balance - end of period ...................          7,724     8,034
                                                             ======    ======

                                   Exhibit 11


                    COMPUTATION OF WEIGHTED AVERAGE NUMBER OF
                             SHARES OF COMMON STOCK
                                 (In Thousands)






                                                           For the Three Months
                                                              Ended March 31,
                                                            ------------------
                                                              2001       2000
                                                            ------------------
Basic Earnings Per Share:

Weighted average shares of
Common Stock outstanding:
Balance outstanding - beginning of period ..........          7,723     8,060

Weighted average shares of
treasury stock acquired ............................           --         (26)
                                                             ------    ------
Weighted balance - end of period ...................          7,723     8,034
                                                             ======    ======