Form 10-Q
period 2001-06-30
PAR TECHNOLOGY CORP
filed 2001-08-14
CIK 708821

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                                    FORM 10-Q

     [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

       For the Quarter Ended June 30, 2001. Commission File Number 1-9720

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


     Registrant's telephone number, including area code: (315) 738-0600


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  [ X ]    No  [   ]
    -------              ----------

     The number of shares outstanding of registrant's common stock, as of July 31, 2001 - 7,723,005 shares.

                           PAR TECHNOLOGY CORPORATION

                                TABLE OF CONTENTS
                                    FORM 10-Q

                                     PART 1

                              FINANCIAL INFORMATION

   Item Number
   -----------

     Item 1.        Financial Statements

                     -  Consolidated Statement of Income for
                        the Three and Six Months Ended June 30, 2001 and 2000

                     - Consolidated Statement of Comprehensive Income for the Three and Six Months Ended June 30, 2001 and 2000

                     -  Consolidated Balance Sheet at
                        June 30, 2001 and December 31, 2000

                     -  Consolidated Statement of Cash Flows
                        for the Six Months Ended June 30, 2001 and 2000

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


      Signatures


      Exhibit Index

Item 1.
Financial Statements

PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(In Thousands Except Per Share Amounts)
(Unaudited)


                                           For the three months     For the six months
                                               ended June 30,          ended June 30,
                                           --------------------    --------------------
                                             2001        2000        2001        2000
                                           --------    --------    --------    --------
Net revenues:
     Product ...........................   $ 13,081    $ 10,419    $ 25,258    $ 16,931
     Service ...........................      8,667       7,865      16,549      14,552
     Contract ..........................      7,698       6,030      14,854      12,082
                                           --------    --------    --------    --------
                                             29,446      24,314      56,661      43,565
                                           --------    --------    --------    --------
Costs of sales:
     Product ...........................      8,681       8,248      16,648      13,556
     Service ...........................      6,630       7,424      12,941      14,104
     Contract ..........................      7,243       5,618      13,992      11,313
                                           --------    --------    --------    --------
                                             22,554      21,290      43,581      38,973
                                           --------    --------    --------    --------
           Gross margin ................      6,892       3,024      13,080       4,592
                                           --------    --------    --------    --------
Operating expenses:
     Selling, general and administrative      4,510       5,601       8,547      12,070
     Research and development ..........      1,914       2,422       3,959       4,525
                                           --------    --------    --------    --------
                                              6,424       8,023      12,506      16,595
                                           --------    --------    --------    --------
Income (loss) from operations ..........        468      (4,999)        574     (12,003)
Other income, net ......................        212         108         550          97
Interest expense .......................       (325)       (231)       (680)       (355)
                                           --------    --------    --------    --------
Income (loss) before provision for
     income taxes ......................        355      (5,122)        444     (12,261)
Provision (benefit) for income taxes ...        128      (1,870)        168      (4,486)
                                           --------    --------    --------    --------
Net income (loss) ......................   $    227    $ (3,252)   $    276    $ (7,775)
                                           ========    ========    ========    ========
Basic and Diluted earnings (loss)
     per common share ..................   $    .03    $   (.41)   $    .04    $   (.98)
                                           ========    ========    ========    ========
Weighted average shares outstanding
     Diluted ...........................      7,791       7,863       7,765       7,949
                                           ========    ========    ========    ========
     Basic .............................      7,723       7,863       7,723       7,949
                                           ========    ========    ========    ========

PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(In Thousands)
(Unaudited)

                                               For the three months  For the six months
                                                   ended June 30,        ended June 30,
                                                -------------------   -------------------
                                                  2001       2000       2001       2000
                                                -------    --------   --------   --------
Net income (loss) ...........................   $   227    $(3,252)   $   276    $(7,775)
Other comprehensive loss, net of tax:
     Foreign currency translation adjustments        (5)      (439)      (368)      (474)
                                                -------    -------    -------    -------
Comprehensive income (loss) .................   $   222    $(3,691)   $   (92)   $(8,249)
                                                =======    =======    =======    =======

PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(In Thousands Except Share Amounts)
                                                  June 30,
                                                    2001    December 31,
                                                (Unaudited)    2000
Assets                                          ----------- ----------
Current Assets:
     Cash ....................................   $    691    $  1,199
     Accounts receivable-net .................     30,163      30,400
     Inventories .............................     23,517      26,776
     Income tax refund claims ................       --            56
     Deferred income taxes ...................      4,295       4,255
     Other current assets ....................      2,362       1,868
                                                 --------    --------
         Total current assets ................     61,028      64,554

Property, plant and equipment - net ..........      9,399      10,098
Deferred income taxes ........................      6,159       6,321
Other assets .................................      3,790       3,963
                                                 --------    --------
                                                 $ 80,376    $ 84,936
                                                 ========    ========
Liabilities and Shareholders' Equity
Current Liabilities:

     Notes payable ...........................   $ 11,475    $ 13,856
     Accounts payable ........................      6,255       8,800
     Accrued salaries and benefits ...........      4,324       4,208
     Accrued expenses ........................      1,516       2,088
     Income taxes payable ....................        456        --
     Deferred service revenue ................      7,314       6,829
                                                 --------    --------
         Total current liabilities ...........     31,340      35,781
                                                 --------    --------
Long-term debt ...............................      2,296       2,323
                                                 --------    --------
Shareholders' Equity:
     Common stock, $.02 par value,
       19,000,000 shares authorized;
       9,516,711 shares issued
       7,723,005 outstanding .................        190         190
     Preferred stock, $.02 par value,
       1,000,000 shares authorized ...........       --          --
     Capital in excess of par value ..........     28,071      28,071
     Retained earnings .......................     29,019      28,743
     Accumulated comprehensive loss ..........     (1,571)     (1,203)
     Treasury stock, at cost, 1,793,706 shares     (8,969)     (8,969)
                                                 --------    --------
         Total shareholders' equity ..........     46,740      46,832
                                                 --------    --------
                                                 $ 80,376    $ 84,936
                                                 ========    ========

PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(In Thousands)
                                   (Unaudited)

                                                             For the six months
                                                                ended June 30,
                                                             -------------------
                                                               2001       2000
                                                             --------   --------
Cash flows from operating activities:
Net income (loss) ........................................   $   276    $(7,775)
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization ..........................     1,624      1,766
  Provision for obsolete inventory .......................       665      2,268
  Deferred income taxes ..................................       122     (3,413)
  Translation adjustments ................................      (368)      (474)
 Increase (decrease) from changes in:
    Accounts receivable-net ..............................       237      8,572
    Inventories ..........................................     2,594     (2,798)
    Income tax refund claims .............................        56       (814)
    Other current assets .................................      (494)      (349)
    Accounts payable .....................................    (2,545)    (3,355)
    Accrued salaries and benefits ........................       116       (153)
    Accrued expenses .....................................      (572)      (521)
    Income taxes payable .................................       456        --
    Deferred service revenue .............................       485      1,015
                                                             -------    -------
     Net cash provided (used) by operating activities ....     2,652     (6,031)
                                                             -------    -------
Cash flows from investing activities:

  Capital expenditures ...................................      (300)      (393)
  Capitalization of software costs .......................      (452)      (562)
                                                             -------    -------
     Net cash used in investing activities ...............      (752)      (955)
                                                             -------    -------
Cash flows from financing activities:
  Net borrowing (payments) under line-of-credit agreements    (2,381)     5,167
  Net proceeds (payments) from the issuance of long-term debt    (27)     2,396
  Acquisition of treasury stock ..........................      --       (1,166)
                                                             -------    -------
      Net cash provided (used) in financing activities ...    (2,408)     6,397
                                                             -------    -------
 Net decrease in cash and cash equivalents ...............      (508)      (589)
 Cash and cash equivalents at beginning of year ..........     1,199        953
                                                             -------    -------
 Cash and cash equivalents at end of period ..............   $   691    $   364
                                                             =======    =======
Supplemental disclosures of cash flow information:
Cash paid during the year for:
  Interest ...............................................   $   612    $   338
  Income taxes, net of refunds ...........................      (481)      (216)

                   PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The statements for the three and six months ended June 30, 2001 and 2000 are unaudited; in the opinion of the Company such unaudited statements include all adjustments (which comprise only normal recurring accruals) necessary for a fair presentation of the results for such periods. The consolidated financial statements for the year ending December 31, 2001 are subject to adjustment at the end of the year when they will be audited by independent accountants. The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2001. The consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes for the years ended in December 31, 2000 and 1999 included in the Company's December 31, 2000 Annual Report to the Securities and Exchange Commission on Form 10-K.

2. Inventories are used in the manufacture and service of Transaction Processing products. The components of inventory, net of related reserves, consist of the following:


                                           (In Thousands)
                                           --------------

                                        June 30,    December 31,
                                         2001           2000
                                      ---------      ---------

          Finished goods .......       $ 5,115        $ 6,425
          Work in process ......         1,896          2,956
          Component parts ......         4,132          5,612
          Service parts ........        12,374         11,783
                                       -------        -------
                                       $23,517        $26,776
                                       =======        =======


     At June 30, 2001 and December 31, 2000, the Company had recorded reserves for obsolete inventory of $4,580,000 and $3,769,000, respectively.

                   PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Continued)


3. In June 2001, the Financial Accounting Standards Board approved Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" which is effective January 1, 2002. Under SFAS 142, amortization of goodwill, including goodwill recorded in past business combinations, will discontinue upon adoption of this standard. All goodwill and intangible assets will be tested for impairment in accordance with the provisions of the Statement. It is anticipated that this Statement will not have a material effect on the financial condition of the Company.

4. The Company's reportable segments are strategic business units that have separate management teams and infrastructures that offer different products and services.

     In 2001, the Company has three reportable segments, Restaurant, Industrial and Government. In previous years, the Restaurant and Industrial segments were combined in the Transaction Processing segment. The Restaurant segment offers integrated solutions to the restaurant industry. These offerings include industry leading hardware and software applications utilized at the point-of-sale, back of store and corporate office. This segment also offers customer support including field service, installation, twenty-four hour telephone support and depot repair. The Industrial segment, for Fortune 500 industrial companies, designs and implements complex integrated transaction processing solutions incorporating its data collection and management software that provide real-time connectivity with multiple host computers, diverse legacy applications, "best-of-breed" software and data input hardware technologies. The Government segment designs and implements advanced technology computer software systems primarily for military and intelligence agency applications. It provides services for operating and maintaining certain U.S. Government-owned test sites, and for planning, executing and evaluating experiments involving new or advanced radar systems. In 2000, the Company had an additional segment, which was its Vision business. The Vision segment was involved in the manufacture and sale of image processing systems for the food-processing industry. This segment was disposed of in 2000. Intersegment sales and transfers are not material.

     Information as to the Company's operations in its segments is set forth below (in thousands):

                                   For the three months     For the six months
                                      ended June 30,           ended June 30,
                                   --------------------------------------------
                                      2001        2000        2001        2000
                                   --------    --------    --------    --------
Revenues:
     Restaurant ................   $ 21,183    $ 17,673    $ 40,422    $ 29,359
     Industrial ................        565         552       1,365       1,811
     Government ................      7,698       6,030      14,854      12,082
     Vision ....................       --            59          20         313
                                   --------    --------    --------    --------
           Total ...............   $ 29,446    $ 24,314    $ 56,661    $ 43,565
                                   ========    ========    ========    ========
Income (loss) from operations:
     Restaurant ................   $    771    $ (4,442)   $    816    $(11,151)
     Industrial ................       (736)       (764)       (979)       (913)
     Government ................        433         412         751         491
     Vision ....................       --          (205)        (14)       (430)
                                   --------    --------    --------    --------
                                        468      (4,999)        574     (12,003)
Other income, net ..............        212         108         550          97
Interest expense ...............       (325)       (231)       (680)       (355)
                                   --------    --------    --------    --------
Income (loss) before provision
     for income taxes ..........   $    355    $ (5,122)   $    444    $(12,261)
                                   ========    ========    ========    ========
Depreciation and amortization:
     Restaurant ................   $    606    $    643    $  1,148    $  1,264
     Industrial ................        151          64         167         139
     Government ................         25          26          50          60
     Vision ....................       --             8        --            16
     Corporate .................        128         113         259         287
                                   --------    --------    --------    --------
           Total ...............   $    910    $    854    $  1,624    $  1,766
                                   ========    ========    ========    ========
Capital expenditures:
     Restaurant ................   $     85    $    118    $    178    $    118
     Industrial ................         14        --            16        --
     Government ................         12        --            42          61
     Vision ....................       --             7        --            10
     Corporate .................         38         155          64         204
                                   --------    --------    --------    --------
           Total ...............   $    149    $    280    $    300    $    393
                                   ========    ========    ========    ========

                                                       June 30,     December 31,
                                                         2001           2000
                                                      --------      -----------
Identifiable assets:
     Restaurant ............................           $66,787         $71,394
Industrial .................................             2,346           2,322
     Government ............................             5,401           5,200
     Vision ................................              --               468
     Corporate .............................             5,842           5,552
                                                       -------         -------
           Total ...........................           $80,376         $84,936
                                                       =======         =======

     The following table presents revenues by geographic area based on the location of the use of the product or services.

                                For the three months        For the six months
                                   ended June 30,             ended June 30,
                               -------------------------------------------------
                                 2001          2000          2001         2000
                               -------       -------       -------       -------

United States ..........       $25,370       $19,870       $48,456       $36,353
Other Countries ........         4,076         4,444         8,205         7,212
                               -------       -------       -------       -------
      Total ............       $29,446       $24,314       $56,661       $43,565
                               =======       =======       =======       =======



     The following table presents property by geographic area based on the location of the asset.

                                                    June 30,        December 31,
                                                      2001              2000
                                                    --------        -----------

United States ..........................             $73,870          $76,203
Other Countries ........................               6,506            8,733
                                                     -------          -------
      Total ............................             $80,376          $84,936
                                                     =======          =======


     Customers comprising 10% or more of the Company's total revenues are summarized as follows:

                                        For the three months  For the six months
                                            ended June 30,       ended June 30,
                                         -------------------   -----------------
                                           2001        2000      2001       2000
                                          ------     -------    ------     -----

Restaurant Segment:
     McDonald's Corporation ........        30%        35%        30%        29%
     Tricon Corporation ............        26%        20%        25%        21%
Government Segment:
     Department of Defense .........        26%        25%        26%        28%
All Others .........................        18%        20%        19%        22%
                                           ---        ---        ---        ---
                                           100%       100%       100%       100%
                                           ===        ===        ===        ===

 Item 2
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           QUARTER ENDED JUNE 30, 2001
                                  COMPARED WITH
                           QUARTER ENDED JUNE 30, 2000

     The Company reported revenues of $29.4 million for the second quarter ended 2001, an increase of 21% from the $24.3 million reported in 2000. The Company recorded net income of $227,000 or diluted earnings per share of $.03 for 2001. This compares to a net loss of $3.3 million or diluted loss per share of $.41 for 2000.

     Product revenues were $13.1 million in 2001, an increase of 26% from the $10.4 million recorded in 2000. This increase is due to dramatically improved sales in the Company's Restaurant business. The Company is continuing to see an increase in capital spending in the restaurant market. Sales increased to major accounts and the Company added several new customers. These new accounts are primarily the result of the early success of two sales initiatives. The first is due to the sale of our new iN.fusion software while the second initiative focuses on the sale of POS terminals to new markets including specialty retail, theaters and banking.

     Customer service revenues were $8.7 million in 2001, an increase of 10% from the $7.9 million in 2000. This increase was the result of higher field service revenue due to increased activity and certain price increases. Additional increases were in installation revenue, which is directly related to product revenue discussed above. The Company's service offerings include installation, twenty-four hour help desk support and various field and on-site service options.

     Contract revenues were $7.7 million in 2001, an increase of 28% when compared to the $6 million recorded in the same period in 2000. This increase is due primarily to Naval contracts to operate and maintain communications in support of Fleet Operations. The Company has become a recognized leader in the conversion of military communications facilities to contractor operations. The U.S. Government is continuing to emphasize the outsourcing of military facility operations, and management anticipates further growth in this segment of our government business. The increase is also attributable to a floodplain-mapping contract with the New York State Department of Environmental Conservation.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           QUARTER ENDED JUNE 30, 2001
                                  COMPARED WITH
                           QUARTER ENDED JUNE 30, 2000

     Product margins were 34% for 2001 compared to 21% for the same period in 2000. This improvement is attributable to increased software content in product sales and greater absorption of fixed manufacturing costs on higher product volume.

     Customer service margins were 24% in 2001 compared to 6% for the same period in 2000. This margin improvement was the result of improved efficiencies and certain price increases. The Company is beginning to realize the benefits of its investment in its recently installed service management system.

     Contract margins were 6% in 2001 compared to 7% for the same period in 2000. This is attributable to a small change in contract mix. Margins on the Company's government contract business typically run between 5% and 6%.

     Selling, general and administrative expenses were $4.5 million in 2001 versus $5.6 million for the same period in 2000, a decrease of 19%. This decline was the result of cost reductions made by the Company over the past year.

     Research and development expenses were $1.9 million in 2001, a decrease of 21% from the $2.4 million recorded for the same period in 2000. The Company reduced certain discretionary expenses while maintaining its strategic investment in restaurant products including its iN.fusion software suite. Research and development costs attributable to government contracts are included in cost of contract revenues.

     Interest expense represents interest charged on the Company's short-term borrowing requirements from banks and from long-term debt. The average amount of outstanding borrowings was higher during 2001 than in 2000. This was partially offset by lower interest rates during 2001.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                         SIX MONTHS ENDED JUNE 30, 2001
                                  COMPARED WITH
                         SIX MONTHS ENDED JUNE 30, 2000

     The Company reported revenues of $56.7 million for the six months ended June 30, 2001, an increase of 30% from the $43.6 million reported in 2000. The Company recorded net income of $276,000 or diluted earnings per share of $.04 for 2001. This compares to a net loss of $7.8 million or diluted loss per share of $.98 for 2000.

     Product revenues were $25.3 million in 2001, an increase of 49% from the $16.9 million recorded in 2000. This increase is due to dramatically improved sales in the Company's Restaurant business. Sales increased domestically to McDonald's, Tricon, Dealers and Value-Added Resellers. Internationally, product sales grew to McDonald's and various new accounts as mentioned previously.

     Customer service revenues were $16.5 million in 2001, an increase of 14% from the $14.6 million in 2000. This increase was the result of higher installation revenue, which is related to product volume, and field service revenue as a result of new contracts and certain price increases. The Company's service offerings include installation, twenty-four hour help desk support and various field and on-site service options.

     Contract revenues were $14.9 million in 2001, an increase of 23% when compared to the $12.1 million recorded in the same period in 2000. This increase is due primarily to the Naval communication contracts and the floodplain mapping work discussed earlier.

     Product margins were 34% for 2001 compared to 20% for the same period in 2000. This improvement is attributable to greater absorption of fixed manufacturing costs on higher product volume and to a more favorable product mix including a higher software content.

     Customer service margins were 22% in 2001 compared to 3% for the same period in 2000. As stated for the quarter, this margin improvement was the result of improved efficiencies and certain price increases.

     Contract margins were 6% in 2001 virtually unchanged from the same period in 2000. This is in line with our historical margins of 5 to 6%.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                         SIX MONTHS ENDED JUNE 30, 2001
                                  COMPARED WITH
                         SIX MONTHS ENDED JUNE 30, 2000

     Selling, general and administrative expenses were $8.5 million in 2001 versus $12.1 million for the same period in 2000, a decrease of 29%. This decline was the result of recent cost reductions made by the Company. Additionally, the first six months of 2000 included a charge relating to a one-time early retirement program offered to eligible employees.

     Research and development expenses were $ 4 million in 2001, a decrease of 13% from the $4.5 million recorded for the same period in 2000. The Company is maintaining its investment in restaurant products including its iN.fusion software suite and in its manufacturing/warehouse business. Certain discretionary expenses have been reduced. Research and development costs attributable to government contracts are included in cost of contract revenues.

     Interest expense represents interest charged on the Company's short-term borrowing requirements from banks and from long-term debt. The average amount of outstanding borrowings was higher during 2001 than in 2000.

Liquidity and Capital Resources

     The Company's primary source of liquidity has been from operations and lines of credit with various banks. For the six months ended June 30, the Company generated cash flow from operating activities of $2.7 million compared to cash used by operating activities of $6 million in 2000. A reduction in inventory, cost cutting measures taken by the Company in the fourth quarter of 2000 and improved collections all contributed to the positive cash flow in the first half of 2001. This was partially offset by the timing of vendor payments. In 2000, cash flow was adversely affected by a large operating loss, an increase of inventory, and in the timing of vendor payments.

     Cash used in investing activities was $752,000 in 2001 versus $955,000 in 2000. In 2001 capital expenditures were primarily for improvements to the Company's customer service facility in Boulder, Colorado. In addition, the Company capitalized $452,000 of software costs. In 2000, capital expenditures were primarily for renovations to the Company's corporate facilities. Capitalized software costs amounted to $562,000 in 2000.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                         SIX MONTHS ENDED JUNE 30, 2001
                                  COMPARED WITH
                         SIX MONTHS ENDED JUNE 30, 2000

     Cash used by financing activities was $2.4 million in 2001 compared to cash provided of $6.4 million in 2000. In 2001, the Company reduced its line-of-credit borrowings by $2.4 million. In 2000, the Company increased its line-of-credit borrowings by $5.2 million and secured a mortgage on a portion of its headquarter facilities. This was partially offset by the repurchase of 255,200 shares of its stock for $1.2 million.

     The Company currently has line-of-credit agreements, which aggregate $15 million with certain banks. At June 30, 2001, $11.5 million was outstanding under these agreements. The Company believes that it has adequate financial resources to meet its future liquidity and capital requirements in 2001.

Other Matters

     Inflation had little effect on revenues and related costs during the first six months of 2001. Management anticipates that margins will be maintained at acceptable levels to minimize the effects of inflation, if any.

     The Company has total interest bearing short-term debt of approximately $11.5 million at June 30, 2001. Management believes that increases in short-term rates could have an adverse effect on the Company's 2001 results.

     Management believes that foreign currency fluctuations should not have a significant impact on gross margins due to the low volume of business affected by foreign currencies.

     In June 2001, the Financial Accounting Standards Board approved Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" which is effective January 1, 2002. Under SFAS 142, amortization of goodwill, including goodwill recorded in past business combinations, will discontinue upon adoption of this standard. All goodwill and intangible assets will be tested for impairment in accordance with the provisions of the Statement. It is anticipated that this statement will not have a material effect on the financial condition of the Company.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                         SIX MONTHS ENDED JUNE 30, 2001
                                  COMPARED WITH
                         SIX MONTHS ENDED JUNE 30, 2000

Important Factors Regarding Future Results

     Information  provided by the Company,  including  information  contained in this report or by its spokespersons from time to time might contain forward-looking statements. Forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements involve risks and uncertainties, including without limitation, further delays in new product introduction, risks in technology development and commercialization, risks in product development and market acceptance of and demand for the Company's products, risks of downturns in economic conditions generally, and in the quick service sector of the restaurant market specifically, risks of intellectual property rights associated with competition and competitive pricing pressures, risks associated with foreign sales and high customer concentration, and other risks detailed in the Company's filings with the Securities and Exchange Commission.

Item 6.  Exhibits and Reports on Form 8-K




List of Exhibits

      Exhibit No.               Description of Instrument
      -----------               -------------------------

         11            Statement re computation of per-share earnings






Reports on Form 8-K


                   None during the second quarter of 2001.

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

                                        PAR TECHNOLOGY CORPORATION
                                        --------------------------
                                              (Registrant)

Date:  August 13, 2001



                                        /s/RONALD J. CASCIANO
                                        ------------------------------
                                        Ronald J. Casciano
                                        Vice President, Chief Financial Officer
                                        and Treasurer

                                 Exhibit Index




                   Exhibit No.
                   -----------

                      11           -  Statement re computation
                                     of per-share earnings

                                   Exhibit 11

        COMPUTATION OF WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK
                                 (In Thousands)

                                                            For the three months
                                                                ended June 30,
                                                            --------------------
                                                              2001         2000
                                                            -------       ------
Diluted Earnings Per Share:
Weighted average shares of
Common stock outstanding:
Balance outstanding - beginning of period ...........        7,723        7,951

Weighted average shares of
treasury stock acquired .............................         --            (88)

Incremental shares of common stock
outstanding giving effect to stock options ..........           68         --
                                                            ------       ------
Weighted balance - end of period ....................        7,791        7,863
                                                            ======       ======



                                                            For the three months
                                                                ended June 30,
                                                            --------------------
                                                              2001         2000
                                                            -------       ------
Basic Earnings Per Share:
Weighted average shares of
Common stock outstanding:
Balance outstanding - beginning of period ...........        7,723        7,951

Weighted average shares of
treasury stock acquired .............................         --            (88)
                                                            ------       ------
Weighted balance - end of period ....................        7,723        7,863
                                                            ======       ======

                                   Exhibit 11

        COMPUTATION OF WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK
                                 (In Thousands)

                                                             For the six months
                                                                ended June 30,
                                                            --------------------
                                                              2001        2000
                                                            -------     --------
Diluted Earnings Per Share:
Weighted average shares of
Common stock outstanding:
Balance outstanding - beginning of period ...........        7,723        8,060

Weighted average shares of
treasury stock acquired .............................         --           (111)

Incremental shares of common stock
outstanding giving effect to stock options ..........           42          --
                                                            ------       ------
Weighted balance - end of period ....................        7,765        7,949
                                                            ======       ======


                                                             For the six months
                                                               ended June 30,
                                                            --------------------

                                                              2001        2000
                                                            -------     --------
Basic Earnings Per Share:
Weighted average shares of
Common stock outstanding:
Balance outstanding - beginning of period ...........        7,723        8,060

Weighted average shares of
treasury stock acquired .............................         --           (111)
                                                            ------       ------
Weighted balance - end of period ....................        7,723        7,949
                                                             ======       ======