Form 10-Q
period 2001-09-30
PAR TECHNOLOGY CORP
filed 2001-11-14
CIK 708821

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

     For the Quarter Ended September 30, 2001. Commission File Number 1-9720

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

     The number of shares outstanding of registrant's common stock, as of October 31, 2001 - 7,723,005 shares.

                           PAR TECHNOLOGY CORPORATION


                                TABLE OF CONTENTS
                                    FORM 10-Q


                                     PART 1
                              FINANCIAL INFORMATION


   Item Number
   -----------

      Item 1.     Financial Statements
                  -  Consolidated Statement of Income for
                     the Three and Nine Months Ended September 30, 2001 and 2000

                  - Consolidated Statement of Comprehensive Income for the Three and Nine Months Ended September 30, 2001 and 2000

                  -  Consolidated Balance Sheet at
                     September 30, 2001 and December 31, 2000

                  -  Consolidated Statement of Cash Flows
                     for the Nine Months Ended September 30, 2001 and 2000

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


      Item 6.              Exhibits and Reports on Form 8-K


      Signatures


      Exhibit Index

Item 1.
Financial Statements
PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(In Thousands Except Per Share Amounts)
(Unaudited)

                                           For the three months     For the nine months
                                            ended September 30,      ended September 30,
                                           --------------------     --------------------
                                              2001       2000         2001       2000
                                              ----       ----         ----       ----
Net revenues:
     Product ...........................   $ 11,988    $ 13,750    $ 37,246    $ 30,681
     Service ...........................      8,522       8,808      25,071      23,360
     Contract ..........................      7,681       6,400      22,535      18,482
                                           --------    --------    --------    --------
                                             28,191      28,958      84,852      72,523
                                           --------    --------    --------    --------
Costs of sales:
     Product ...........................      8,234      10,336      24,882      23,892
     Service ...........................      7,070       6,564      20,011      20,668
     Contract ..........................      7,255       5,949      21,247      17,262
                                           --------    --------    --------    --------
                                             22,559      22,849      66,140      61,822
                                           --------    --------    --------    --------
           Gross margin ................      5,632       6,109      18,712      10,701
                                           --------    --------    --------    --------
Operating expenses:
     Selling, general and administrative      3,956       5,224      12,503      17,294
     Research and development ..........      1,554       2,630       5,513       7,155
     Nonrecurring charge ...............         --         300          --      24,749
                                           --------    --------    --------    --------
Income (loss) from operations ..........        122      (2,045)        696     (14,048)
                                           --------    --------    --------    --------
Other income, net ......................        210         135         760         232
Interest expense .......................       (214)       (302)       (894)       (657)
                                           --------    --------    --------    --------
Income (loss) before provision for
     income taxes ......................        118      (2,212)        562     (14,473)
Provision (benefit) for income taxes ...         38      (1,033)        206      (5,519)
                                           --------    --------    --------    --------
Net income (loss) ......................   $     80    $ (1,179)   $    356    $ (8,954)
                                           ========    ========    ========    ========

Basic and Diluted earnings (loss)
     per common share ..................   $    .01    $   (.15)   $    .05    $  (1.13)
                                           ========    ========    ========    ========
Weighted average shares outstanding
     Diluted ...........................      7,846       7,775       7,789       7,891
                                           ========    ========    ========    ========
     Basic .............................      7,723       7,775       7,723       7,891
                                           ========    ========    ========    ========

PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(In Thousands)
(Unaudited)

                                              For the three months   For the nine months
                                               ended September 30,   ended September 30,
                                               -------------------   -------------------
                                                 2001       2000       2001       2000
                                                 ----       ----       ----       ----

Net income (loss) ...........................   $    80   $(1,179)   $   356    $(8,954)
Other comprehensive loss, net of tax:
     Foreign currency translation adjustments        72      (198)      (296)      (672)
                                                -------   -------    -------    -------
Comprehensive income (loss) .................   $   152   $(1,377)   $    60    $(9,626)
                                                =======   =======    =======    =======

PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(In Thousands Except Share Amounts)
                                                 September 30,
                                                    2001            December 31,
                                                 (Unaudited)           2000
Assets                                           -----------           ----
Current Assets:
     Cash ....................................     $  1,362          $  1,199
     Accounts receivable-net .................       30,429            30,400
     Inventories .............................       23,998            26,776
     Income tax refund claims ................           --               656
     Deferred income taxes ...................        4,209             4,255
     Other current assets ....................        2,985             1,868
                                                   --------          --------
         Total current assets ................       62,983            65,154

Property, plant and equipment - net ..........        9,041            10,098
Deferred income taxes ........................        6,230             6,321
Other assets .................................        3,519             3,963
                                                   --------          --------
                                                   $ 81,773          $ 85,536
                                                   --------          --------
Liabilities and Shareholders' Equity
Current Liabilities:
     Notes payable ...........................     $ 12,514          $ 13,856
     Accounts payable ........................        7,130             8,800
     Accrued salaries and benefits ...........        3,922             4,208
     Accrued expenses ........................        1,217             2,088
     Income taxes payable ....................          521               600
     Deferred service revenue ................        7,295             6,829
                                                   --------          --------
         Total current liabilities ...........       32,599            36,381
                                                   --------          --------
Long-term debt ...............................        2,282             2,323
                                                   --------          --------
Shareholders' Equity:
     Common stock, $.02 par value,
       19,000,000 shares authorized;
       9,516,711 shares issued
       7,723,005 outstanding .................          190               190
     Preferred stock, $.02 par value,
       1,000,000 shares authorized ...........         --                --
     Capital in excess of par value ..........       28,071            28,071
     Retained earnings .......................       29,099            28,743
     Accumulated comprehensive loss ..........       (1,499)           (1,203)
     Treasury stock, at cost, 1,793,706 shares       (8,969)           (8,969)
                                                   --------          --------
         Total shareholders' equity ..........       46,892            46,832
                                                   --------          --------
                                                   $ 81,773          $ 85,536
                                                   ========          ========

PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(In Thousands)
                                   (Unaudited)

                                                            For the nine months
                                                            ended September 30,
                                                            -------------------
                                                              2001       2000
                                                              ----       ----
Cash flows from operating activities:
   Net income (loss) ....................................   $   356    $(8,954)
   Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation and amortization ......................     2,521      2,605
     Provision for obsolete inventory ...................       838      2,751
     Deferred income taxes ..............................       137     (5,143)
     Translation adjustments ............................      (296)      (672)
     Increase (decrease)from changes in:
       Accounts receivable-net ..........................       (29)     6,394
       Inventories ......................................     1,940     (3,154)
       Income tax refund claims .........................       656        133
       Other current assets .............................    (1,117)      (755)
       Accounts payable .................................    (1,670)    (1,423)
       Accrued salaries and benefits ....................      (286)      (777)
       Accrued expenses .................................      (871)      (268)
       Deferred service revenue .........................       466      1,435
       Income taxes payable .............................       (79)       229
                                                            -------    -------
        Net cash provided (used) by operating activities      2,566     (7,599)
                                                            -------    -------
   Cash flows from investing activities:
     Capital expenditures ...............................      (430)      (798)
     Capitalization of software costs ...................      (590)      (770)
                                                            -------    -------
        Net cash used in investing activities ...........    (1,020)    (1,568)
                                                            -------    -------
   Cash flows from financing activities:
     Net borrowing (payments) under
         line-of-credit agreements ......................    (1,342)     7,808
     Net proceeds (payments) from the issuance
        of long-term debt ...............................       (41)     2,385
     Acquisition of treasury stock ......................         -     (1,424)
                                                            -------    -------
         Net cash provided (used) in financing activities    (1,383)     8,769
                                                            -------    -------
    Net increase (decrease) in cash and cash equivalents        163       (398)
    Cash and cash equivalents at beginning of year ......     1,199        953
                                                            -------    -------
    Cash and cash equivalents at end of period ..........   $ 1,362    $   555
                                                            =======    =======

   Supplemental disclosures of cash flow information:
   Cash paid during the year for:
     Interest ...........................................   $   833    $   603
     Income taxes, net of refunds .......................      (488)      (643)

                   PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The statements for the three and nine months ended September 30, 2001 and 2000 are unaudited; in the opinion of the Company such unaudited statements include all adjustments (which comprise only normal recurring accruals) necessary for a fair presentation of the results for such periods. The consolidated financial statements for the year ending December 31, 2001 are subject to adjustment at the end of the year when they will be audited by independent accountants. The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2001. The consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes for the years ended in December 31, 2000 and 1999 included in the Company's December 31, 2000 Annual Report to the Securities and Exchange Commission on Form 10-K.

2. Inventories are used in the manufacture and service of Transaction Processing products. The components of inventory, net of related reserves, consist of the following:


                                                    (In Thousands)

                                             September 30,   December 31,
                                                 2001           2000
                                             ------------    -----------

              Finished goods                   $  6,015       $  6,425
              Work in process                     1,870          2,956
              Component parts                     4,008          5,612
              Service parts                      12,105         11,783
                                               --------       --------
                                               $ 23,998       $ 26,776
                                               ========       ========


     At September 30, 2001 and December 31, 2000, the Company had recorded reserves for obsolete inventory of $5,196,000 and $4,171,000, respectively.

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

     Information as to the Company's operations in its segments is set forth below (in thousands):


                                 For the three months    For the nine months
                                  ended September 30,     ended September 30,
                                 --------------------    -------------------
                                    2001       2000        2001        2000
                                    ----       ----        ----        ----
Revenues:
     Restaurant ..............   $ 19,893    $ 21,660    $ 60,315    $ 51,019
     Industrial ..............        617         620       1,982       2,431
     Government ..............      7,681       6,400      22,535      18,482
     Vision ..................         --         278          20         591
                                 --------    --------    --------    --------
           Total .............   $ 28,191    $ 28,958    $ 84,852    $ 72,523
                                 ========    ========    ========    ========
Income (loss) from operations:
     Restaurant ..............   $    492    $ (1,810)   $  1,308    $(12,961)
     Industrial ..............       (738)       (644)     (1,717)     (1,557)
     Government ..............        410         701       1,161       1,193
     Vision ..................        (42)          8         (56)       (423)
     Nonrecurring charge .....         --        (300)         --        (300)
                                 --------    --------    --------    --------
                                      122      (2,045)        696     (14,048)
Other income, net ............        210         135         760         232
Interest expense .............       (214)       (302)       (894)       (657)
                                 --------    --------    --------    --------
Income (loss) before provision
     for income taxes ........   $    118    $ (2,212)   $    562    $(14,473)
                                 ========    ========    ========    ========
Depreciation and amortization:
     Restaurant ..............   $    625    $    671    $  1,773    $  2,060
     Industrial ..............         84           9         251          22
     Government ..............         26          27          76          87
     Vision ..................         --           8          --          25
     Corporate ...............        162         124         421         411
                                 --------    --------    --------    --------
           Total .............   $    897    $    839    $  2,521    $  2,605
                                 ========    ========    ========    ========
Capital expenditures:
     Restaurant ..............   $     57    $     --    $    235    $    105
     Industrial ..............         25           7          41          20
     Government ..............         41          --          83          61
     Vision ..................         --           2          --          12
     Corporate ...............          7         396          71         600
                                 --------    --------    --------    --------
           Total .............   $    130    $    405    $    430    $    798
                                 ========    ========    ========    ========

                               September 30,        December 31,
                                   2001                 2000
                               ------------         -----------
Identifiable assets:
     Restaurant                  $ 66,907            $ 71,994
     Industrial                     2,498               2,322
     Government                     6,298               5,200
     Vision                             -                 468
     Corporate                      6,070               5,552
                                 --------            --------
           Total                 $ 81,773            $ 85,536
                                 ========            ========

     The following table presents revenues by geographic area based on the location of the use of the product or services.

                             For the three months    For the nine months
                              ended September 30,     ended September 30,
                             --------------------    --------------------
                               2001       2000        2001           2000
                               ----       ----        ----           ----

United States .........      $24,733     $23,740     $73,189       $60,093
Other Countries .......        3,458       5,218      11,663        12,430
                             -------     -------     -------       -------
      Total ...........      $28,191     $28,958     $84,852       $72,523
                             =======     =======     =======       =======



     The following table presents property by geographic area based on the location of the asset.


                               September 30,   December 31,
                                    2001           2000
                               ------------    -----------

United States ..............      $73,273        $76,803
Other Countries ............        8,500          8,733
                                  -------        -------
      Total ................      $81,773        $85,536
                                  =======        =======



     Customers comprising 10% or more of the Company's total revenues are summarized as follows:


                                      For the three months   For the nine months
                                       ended September 30,   ended September 30,
                                      --------------------   -------------------
                                         2001      2000        2001       2000
                                         ----      ----        ----       ----
Restaurant Segment:
     McDonald's Corporation ..........    30%       32%         30%        30%
     Tricon Corporation ..............    17%       21%         22%        21%
Government Segment:
     Department of Defense ...........    27%       22%         27%        25%
All Others ...........................    26%       25%         21%        24%
                                         ---       ---         ---        ---
                                         100%      100%        100%       100%
                                         ===       ===         ===        ===

 Item 2
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                         QUARTER ENDED SEPTEMBER 30, 2001
                                  COMPARED WITH
                        QUARTER ENDED SEPTEMBER 30, 2000


     The Company reported revenues of $28.2 million for the third quarter ended 2001, a decline of 3% from the $29 million reported in 2000. The Company recorded net income of $80,000 or diluted earnings per share of $.01 for 2001. This compares to a net loss of $1.2 million or diluted loss per share of $.15 for 2000.

     Product revenues were $12 million in 2001, a decrease of 13% from the $13.8 million recorded in 2000. This decrease was due to lower Restaurant System sales caused by delayed orders as customers awaited the release of the Company's new POS4XP(TM) system. This product is now released and the Company anticipates restored product revenue growth in the fourth quarter. Product revenue in the third quarter of 2001 includes two new major accounts. The Company was selected by Boston Market to supply systems to all of their 650 stores. Second, the Company was selected by Carnival Cruise Lines to be the exclusive supplier of POS systems to all of their fleet.


     Customer service revenues were $8.5 million in 2001, a decrease of 3% from the $8.8 million in 2000. This decline was primarily the result of fewer installations directly related to the lower product sales discussed above. The Company's service offerings include installation, twenty-four hour help desk support and various field and on-site service options.

     Contract revenues were $7.7 million in 2001, an increase of 20% when compared to the $6.4 million recorded in the same period in 2000. This increase is due primarily to Naval contracts to operate and maintain communications in support of Fleet Operations. The Company has become a recognized leader in the conversion of military communications facilities to contractor operations. The U.S. Government is continuing to emphasize the outsourcing of military facility operations, and management anticipates further growth in this segment of our government business. The increase is also attributable to a floodplain-mapping contract with the New York State Department of Environmental Conservation.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                        QUARTER ENDED SEPTEMBER 30, 2001
                                  COMPARED WITH
                        QUARTER ENDED SEPTEMBER 3O, 2000


     Product margins were 31% for 2001 compared to 25% for the same period in 2000. This improvement is attributable to increased iN.fusion Software content in product sales reflecting the Company's progress in implementing its software strategy.

     Customer service margins were 17% in 2001 compared to 25% for the same period in 2000. This decrease was the result of certain inefficiencies related to installation scheduling due to lower than planned activity. Additionally, the third quarter of 2000 benefited from a physical inventory adjustment.

     Contract margins were 6% in 2001 compared to 7% for the same period in 2000. This is attributable to a small change in contract mix. Margins on the Company's government contract business typically run between 5% and 6%.

     Selling, general and administrative expenses were $4 million in 2001 versus $5.2 million for the same period in 2000, a decrease of 24%. This decline was the result of cost reductions made by the Company over the past year.

     Research and development expenses were $1.6 million in 2001, a decrease of 41% from the $2.6 million recorded for the same period in 2000. This decrease is due to the successful completion of the new POS4XP system. The Company expects to increase research and development slightly over the next few quarters as it undertakes new projects. Research and development costs attributable to government contracts are included in cost of contract revenues.

     Interest expense represents interest charged on the Company's short-term borrowing requirements from banks and from long-term debt. The reduction in interest expense is primarily due to lower interest rates during 2001 as compared to 2000.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                      NINE MONTHS ENDED SEPTEMBER 30, 2001
                                  COMPARED WITH
                      NINE MONTHS ENDED SEPTEMBER 30, 2000


     The Company reported revenues of $84.9 million for the nine months ended September 30, 2001, an increase of 17% from the $72.5 million reported in 2000. The Company recorded net income of $356,000 or diluted earnings per share of $.05 for 2001. This compares to a net loss of $9 million or diluted loss per share of $1.13 for 2000.

     Product revenues were $37.2 million in 2001, an increase of 21% from the $30.7 million recorded in 2000. This increase is due to dramatically improved sales in the Company's Restaurant business. Sales increased to McDonald's and Tricon. Additionally, the Company added several new accounts including Boston Market and Carnival Cruise Lines.

     Customer service revenues were $25.1 million in 2001, an increase of 7% from the $23.4 million in 2000. This increase was the result of higher installation revenue, which is related to product volume, and field service revenue as a result of new contracts and certain price increases.

     Contract revenues were $22.5 million in 2001, an increase of 22% when compared to the $18.5 million recorded in the same period in 2000. This increase is due primarily to the Naval communication contracts and the floodplain mapping work discussed earlier.

     Product margins were 33% for 2001 compared to 22% for the same period in 2000. This improvement is attributable to greater absorption of fixed manufacturing costs on higher product volume and to a more favorable product mix including a higher software content.

     Customer service margins were 20% in 2001 compared to 12% for the same period in 2000. This margin improvement was the result of improved efficiencies and certain price increases.

     Contract margins were 6% in 2001 versus 7% for the same period in 2000. This is in line with historical margins of 5 to 6 %.

     Selling, general and administrative expenses were $12.5 million in 2001 versus $17.3 million for the same period in 2000, a decrease of 28%. This decline was the result of recent cost reductions made by the Company. Additionally, the first six months of 2000 included a charge relating to a one-time early retirement program offered to eligible employees.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                      NINE MONTHS ENDED SEPTEMBER 30, 2001
                                  COMPARED WITH
                      NINE MONTHS ENDED SEPTEMBER 30, 2000


     Research and development expenses were $5.5 million in 2001, a decrease of 23% from the $7.2 million recorded for the same period in 2000. This decline is due to the completion of the new POS4XP system and to certain other expense reductions. The Company is continuing its investment in restaurant products, including its iN.fusion software suite and in its manufacturing/warehouse business. Research and development costs attributable to government contracts are included in cost of contract revenues.

     Interest expense represents interest charged on the Company's short-term borrowing requirements from banks and from long-term debt. The average amount of outstanding borrowings was higher during 2001 than in 2000.

Liquidity and Capital Resources

     The Company's primary source of liquidity has been from operations and lines of credit with various banks. For the nine months ended September 30, 2001, the Company generated cash flow from operating activities of $2.6 million compared to cash used by operating activities of $7.6 million in 2000. A reduction in inventory and cost cutting measures taken by the Company in the fourth quarter of 2000 contributed to the positive cash flow in 2001. This was partially offset by the timing of vendor payments. In 2000, cash flow was adversely affected by a large operating loss, an increase of inventory, and in the timing of vendor payments.

     Cash used in investing activities was $1 million in 2001 versus $1.6 million in 2000. In 2001 capital expenditures were primarily for manufacturing equipment and for improvements to the Company's customer service facility in Boulder, Colorado and the Company capitalized $590,000 of software costs. In 2000, capital expenditures were primarily for renovations to the Company's corporate facilities and capitalized software costs amounted to $770,000.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                      NINE MONTHS ENDED SEPTEMBER 30, 2001
                                  COMPARED WITH
                      NINE MONTHS ENDED SEPTEMBER 30, 2000


     Cash used by financing activities was $1.4 million in 2001 compared to cash provided of $8.8 million in 2000. In 2001, the Company reduced its line-of-credit borrowings by $1.3 million. In 2000, the Company increased its line-of-credit borrowings by $7.8 million and secured a mortgage on a portion of its headquarter facilities. This was partially offset by the repurchase of 336,800 shares of its stock for $1.4 million.

     The Company currently has line-of-credit agreements, which aggregate $20 million with certain banks. At September 30, 2001, $12.5 million was outstanding under these agreements. The Company believes that it has adequate financial resources to meet its future liquidity and capital requirements in 2001.

Other Matters

     Inflation had little effect on revenues and related costs during the first nine months of 2001. Management anticipates that margins will be maintained at acceptable levels to minimize the effects of inflation, if any.

     The Company has total interest bearing short-term debt of approximately $12.5 million at September 30, 2001. Management believes that increases in short-term rates could have an adverse effect on the Company's 2001 results.

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                      NINE MONTHS ENDED SEPTEMBER 30, 2001
                                  COMPARED WITH
                      NINE MONTHS ENDED SEPTEMBER 30, 2000


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



                   None during the third quarter of 2001.

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



                                       PAR TECHNOLOGY CORPORATION
                                       --------------------------
                                             (Registrant)









Date:  November 13, 2001



                                       /s/RONALD J. CASCIANO
                                       ---------------------------------------
                                       Ronald J. Casciano
                                       Vice President, Chief Financial Officer
                                       and Treasurer

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

                                   Exhibit 11


        COMPUTATION OF WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK
                                 (In Thousands)



                                                       For the three months
                                                        ended September 30,
                                                       --------------------

                                                         2001         2000
                                                         ----         ----
Diluted Earnings Per Share:
Weighted average shares of
Common stock outstanding:
Balance outstanding - beginning of period ........       7,723        7,805

Weighted average shares of
treasury stock acquired ..........................           -          (30)

Incremental shares of common stock
outstanding giving effect to stock options .......         123            -
                                                        ------       ------

Weighted balance - end of period .................       7,846        7,775
                                                        ======       ======



                                                        For the three months
                                                         ended September 30,
                                                        --------------------

                                                          2001        2000
                                                          ----        ----
Basic Earnings Per Share:
Weighted average shares of
Common stock outstanding:
Balance outstanding - beginning of period ........       7,723        7,805

Weighted average shares of
treasury stock acquired ..........................           -          (30)
                                                        ------       ------

Weighted balance - end of period .................       7,723        7,775
                                                        ======       ======

                                   Exhibit 11


        COMPUTATION OF WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK
                                 (In Thousands)


                                                         For the nine months
                                                         ended September 30,
                                                         -------------------

                                                         2001         2000
                                                         ----         ----
Diluted Earnings Per Share:
Weighted average shares of
Common stock outstanding:
Balance outstanding - beginning of period ........       7,723        8,060

Weighted average shares of
treasury stock acquired ..........................           -         (169)

Incremental shares of common stock
outstanding giving effect to stock options .......          66            -
                                                        ------       ------

Weighted balance - end of period .................       7,789        7,891
                                                        ======       ======


                                                         For the nine months
                                                         ended September 30,
                                                         -------------------

                                                         2001         2000
                                                         ----         ----
Basic Earnings Per Share:
Weighted average shares of
Common stock outstanding:
Balance outstanding - beginning of period ........       7,723        8,060

Weighted average shares of
treasury stock acquired ..........................           -         (169)
                                                        ------       ------

Weighted balance - end of period .................       7,723        7,891
                                                        ======       ======