Form 10-K
period 2001-12-31
PAR TECHNOLOGY CORP
filed 2002-03-28
CIK 708821

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the Fiscal Year Ended December 31, 2001.
                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the Transition Period From __________ to __________

                          Commission File Number 1-9720

                           PAR TECHNOLOGY CORPORATION
             (Exact name of registrant as specified in its charter)

          Delaware                                         16-1434688
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                       Identification Number)

     PAR Technology Park
     8383 Seneca Turnpike
     New Hartford, New York                                 13413-4991
(Address of principal executive offices)                    (Zip Code)


(Registrant's Telephone number, including area code)      (315) 738-0600

           Securities registered pursuant to Section 12(g) of the Act:

                                                     Name of Each Exchange on
    Title of Each Class                                  Which Registered
Common Stock, $.02 par value                          New York Stock Exchange

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  [ X ]   No  [   ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant based on the average price as of March 18, 2002 - $12,549,000.

     The number of shares outstanding of registrant's common stock, as of March 18, 2002 - 7,880,760 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's proxy statement in connection with its 2001 annual meeting of stockholders are incorporated by reference into Part III.

                           PAR TECHNOLOGY CORPORATION

                                TABLE OF CONTENTS
                                    FORM 10-K



     Item Number

                                     PART I

         Item 1.      Business
         Item 2.      Properties
         Item 3.      Legal Proceedings
         Item 4.      Submission of Matters to a Vote of Security Holders


                                     PART II

         Item 5.      Market for the Registrant's Common Stock and
                      Related Stockholder Matters
         Item 6.      Selected Financial Data
         Item 7.      Management's Discussion and Analysis of
                      Financial Condition and Results of Operations
         Item 7A.     Quantitative and Qualitative Disclosures About Market Risk
         Item 8.      Financial Statements and Supplementary Data
         Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure


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


                                     PART IV

         Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

         Signatures

"Safe Harbor"  Statement under the Private  Securities  Litigation Reform Act of
1995


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

     Information concerning the Company's industry segments for the three years ended December 31, 2001 is set forth in Note 12 to the Consolidated Financial Statements included elsewhere herein.

     The Company's corporate headquarters offices are located at PAR Technology Park, 8383 Seneca Turnpike, New Hartford, New York 13413-4991, telephone number
(315) 738-0600. Unless the context otherwise requires, the term "PAR" or "Company" as used herein, means PAR Technology Corporation and its wholly-owned Subsidiaries.

                               Restaurant Segment

     PAR, through its wholly owned subsidiary ParTech, Inc., is a leading provider of integrated solutions to the quick service restaurant industry. The Company's Point-of-Sale (POS) restaurant management technology integrates both cutting-edge software applications and the Company's industry leading Pentium(R)-based hardware platform. This restaurant management system can host fixed as well as wireless order-entry terminals, may include video monitors and/or third-party supplied peripherals networked via an Ethernet LAN, and is accessible to enterprise-wide network configurations. PAR also provides extensive systems integration and professional service capabilities to design, tailor and implement solutions that enable its customers to manage, from a central location, all aspects of data collection and processing for single or multiple site enterprises.

Products

     The technology requirements of the major restaurant organizations include rugged, reliable management systems capable of receiving, transmitting and coordinating large numbers of foodservice orders for quick delivery. The Company's integrated management systems permit its Quick Service Restaurant
(QSR) customers to configure their restaurant technology systems to meet their order-entry, menu, food preparation and delivery coordination needs while recording all pertinent data concerning the transactions at the respective restaurant. PAR's restaurant systems are the result of over 20 years of experience, knowledge and an in-depth understanding of the restaurant market. This knowledge and expertise is reflected in the product design, implementation capability and systems integration skills.

     Software. PAR's latest generation comprehensive software application is the iN.fusion suite, which consists of three separate applications: iNtouch(TM), iNform(TM) and iNsite(TM). The iNtouch product is a robust application, that contains rich features and functions - such as real time mirror imaging of critical data, on-line graphical help and interactive diagnostics, including real time monitoring of restaurant operations through user defined parameters as well as intuitive graphical user interfaces. In addition, iNform, PAR's BackOffice management software, offers a manager's station application that includes labor scheduling and inventory management. The software also maintains in-store connectivity between PAR's hardware terminals, remote printers and displays, and back office PCs through an Ethernet LAN. The Company's enterprise software application, iNsite, is operational Decisionware for the entire organization and provides automation management reporting and process integration. The Company's additional POS software, GT/Exalt(TM), is the predominant software in the QSR industry. The capabilities of GT/Exalt are extensive and integrate a high degree of flexibility for the transport and display of orders in a real-time fashion and for the design and integration of the Company's display data-entry hardware terminals.

     Hardware. The Company's hardware platform system, POS4XP(TM), is an industry leading state-of-the-art, 64-bit, Pentium(R)-designed system, developed to host the most powerful applications of the restaurant industry. POS4XP's design utilizes open architecture with industry standard components, is compatible with the most popular operating systems, and is the first POS hardware system to be certified by Microsoft(R) as Windows(R) NT Compliant(R). POS4XP supports a distributed processing environment and incorporates an advanced restaurant technology system, utilizing Intel microprocessors, standard PC expansion slots, Ethernet LAN, standard Centronics printer ports as well as USB ports. The hardware system supplies its industry-standard components with features for restaurant applications such as multiple video ports. The POS system utilizes distributed processing architecture to integrate a broad range of PAR and third-party peripherals and is designed to withstand the harsh restaurant environment. The hardware platform has a favorable price-to-performance ratio over the life of the system as a result of its PC compatibility, ease of expansion and high reliability design.

     The PAR Customer Interactive Terminal (CIT) offers an intuitive touch screen interface which integrates the customer into each transaction. The highly configurable PAR CIT design enables presentation of promotional advertisements as well as information capture, such as customer feedback and signatures. It also accepts electronic payments from credit and debit cards and from RF-ID tags. The CIT is user friendly, and is built using the same rugged design, proven technology and software compatibility as our POS4XP.

     Display terminals receive and track customer orders, monitor employee timekeeping records, and will provide on-screen production and labor scheduling. PAR's hardware terminals are designed with a touch screen rather than a fixed position keyboard, allowing greater flexibility in menu design as well as ease of use and shorter training time. The POS touch screen configuration allows a restaurant manager to easily reconfigure or change the menus to offer additional food items or provide combination meals without reprogramming the system. Wireless hand-held terminals permit restaurant employees to take orders while customers are waiting or in drive-thru lines, thus increasing the speed of service, as the customer's food order is complete by the time the customer reaches the check-out counter and submits payment. This system also utilizes video monitors, printers and various other devices that can be added to a LAN. The restaurant manager can use a standard PC to collect and form reports on store-generated data.

     Systems Integration and Professional Services. The Company utilizes its systems integration and engineering expertise in developing cutting-edge features and interfaces for its restaurant management technology products to meet a wide variety of customer requirements. The Company continues to work in unison with its customers to identify and address the latest restaurant technology requirements by creating interfaces to equipment, including innovations such as automated cooking and drink dispensing devices, customer-activated terminals and order display units located inside and outside of the restaurant. The Company provides its systems integration expertise to interface specialized components, such as video monitors, coin dispensers and non-volatile memory for journalizing transaction data, as may be required in some international applications. Through its Implementation Services organization, the Company also integrates the restaurant manager's back office PC, as well as corporate home office computer systems, as management information requirements dictate.

     The Company is currently pursuing new third-party initiatives that provide their customers with a universal, very fast, and efficient way to allow for non-cash credit card payment when making purchases in quick-service restaurants, convenience stores, gasoline stations, drugstores, and many other large chain retailers. The Company's initiatives will facilitate loyalty programs to the Point-Of-Sale terminal with sub-second speed and create a simplified and convenient shopping experience for customers while protecting their privacy.

Installation and Training

     In the U.S., Canada, Europe, South Africa, Middle East, Australia and Asia, PAR personnel provide installation, training, and integration services, on a fixed-fee basis, as a normal part of the equipment purchase agreement. In certain areas of North and South America, Europe and Asia, the Company provides these integration services through third parties.

Maintenance and Service

     The Company offers a range of maintenance and support services as part of its total solution for its targeted restaurant markets. In the North American restaurant technology market, the Company provides comprehensive maintenance and integration services for its own equipment and systems, as well as those of third parties, through a 24-hour central telephone customer support and diagnostic service in Boulder, Colorado and a field service network consisting of nearly 100 locations offering factory, on-site, and depot maintenance and spare unit rentals. When a restaurant technology system is installed, PAR employees train the restaurant employees and managers to ensure efficient use of the system. If a problem occurs, PAR's current software products allow a service technician to diagnose the problem by telephone, greatly reducing the need for on-site service calls.

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

     The Company also maintains service centers in Europe, South Africa, Middle East, Australia and Asia. The Company believes that its ability to address all support and maintenance requirements for a customer's restaurant technology network provides it with a competitive advantage.

Marketing

     Sales in the restaurant technology market are usually generated by first obtaining the acceptance of the corporate restaurant chain as an approved vendor. Upon approval, marketing efforts are then directed to franchisees of the chain. Sales efforts are also directed toward franchisees of chains for which the Company is not an approved corporate vendor. The Company employs direct sales personnel in several sales groups. The Major Accounts Group works with major restaurant chain corporate customers. The Domestic Sales Group targets franchisees of the major restaurant chain customers, franchisees of other major chains, as well as smaller chains within the U.S. The International Sales Group seeks sales to major customers with restaurants overseas and to international chains that do not have a presence in the United States. The Company's Reseller network works exclusively with third-party dealers and value-added resellers throughout the country. The New Market Group is responsible for sales to customers outside the restaurant industry.

Competition

     The competitive landscape in the restaurant market is driven primarily by functionality, reliability, quality, performance, pricing, and service and support. The Company believes that its principal competitive advantages include its focus on a total restaurant management solution offering, advanced development capabilities, industry knowledge and expertise, product reliability, a direct sales force and the quality of its support and quick service response.

The markets in which the Company transacts business are highly competitive. Most of our major customers have approved several suppliers who offer some form of sophisticated restaurant technology system similar to the Company's. Major competitors include Panasonic, International Business Machines Corporation, Radiant Systems, Inc., NCR, Micros Systems Inc. and Aspeon, Inc.

Backlog

     At December 31, 2001, the Company's backlog of unfilled orders for the Restaurant segment was approximately $9,000,000 compared to $10,200,000 a year ago. Most of the present orders will be delivered in 2002. The Restaurant segment orders are generally of a short-term nature and are usually booked and shipped in the same fiscal year.

Research and Development

     The highly technical nature of the Company's restaurant products requires a significant and continuous research and development effort. Research and development expenses on internally funded projects were approximately $5,495,000 in 2001, $7,613,000 in 2000 and $6,336,000 in 1999. The Company capitalizes certain software costs in accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. See Note 1 to the Consolidated Financial Statements included in Item 14 for further discussion

Manufacturing and Suppliers

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

                               Government Segment


     PAR operates two wholly-owned subsidiaries in the government business segment, PAR Government Systems Corporation (PGSC) and Rome Research Corporation
(RRC). In addition, PAR also operates a business unit, PAR LMS, involved in Logistics Management Information Services. These companies provide the U.S. Department of Defense (DoD) and other federal and state government organizations, with a wide range of technical services and products. Some of the more significant areas with which the Company is involved include design, development and systems integration of state-of-the-art data archiving, processing and retrieval systems, advanced research and development for high-technology projects, software development/testing, engineering services, and technical and support services for government communications facilities. The Company's offerings cover the entire development cycle for Government systems, including requirements analysis, design specification, development, implementation, installation, test and evaluation. PAR LMS provides customers with a state-of-the-art solution for the monitoring of transport assets and cargo throughout the intermodal shipment lifecycle.

Information Systems and Technology (IS&T)

     The Information Systems and Technology (IS&T) business sector researches, develops and applies advanced technology solutions addressing specific problems in the area of multi-sensor information archiving, processing and exploitation. This includes the development and integration of algorithms, advanced prototype applications, and systems that process and exploit imagery, Electro-Optical/Infrared, radar, video, and multi-hyperspectral data. IS&T is the system integrator for the Image Exploitation 2000 facility at the Air Force Research Laboratory-Rome Research Site and is a key developer of the National Imagery and Mapping Agency's Image Product Library that provides access to a "virtual" network of archives/libraries in support of the operational users of imagery. IS&T also designs and develops a distributed geospatial data archive system for the National Nuclear Security Administration Remote Sensing Laboratory (NNSA/RSL). Since 1986, the Company has been a key contributor to the full-scale engineering development for the Joint Surveillance Target Attack Radar System (Joint STARS) program, providing systems engineering algorithm and software development and data handling for both moving target indicator and synthetic aperture radar technologies that detect, track and target ground vehicles. The Company participates in sensor and system development on the Defense Advanced Research Project Agency (DARPA) sponsored Affordable Moving Surface Target Engagement (AMSTE) program.

Signal & Image Processing (SIP)

     The Signal and Image Processing (SIP) business sector supports the development and implementation of complex sensor systems and the collection and analysis of sensor data. This group is considered a leader in developing and implementing target detection and tracking algorithms for radar, infrared, electro-optical, multispectral, and hyperspectral sensor systems. The SIP group has developed sensor concepts, algorithms, and real-time systems to address the difficult problems of finding low-contrast targets against clutter background (e.g., finding cruise missiles, fighter aircraft, and personnel against heavy terrain backgrounds), detecting man-made objects in dense foliage, and performing humanitarian efforts in support of the removal of land mines with ground penetrating radar. Through key contracts from the U.S. Army, Navy and Air Force, the Company creates, develops, and deploys real-time hyperspectral, multispectral, and radar data collection and analysis systems. The Company also supports numerous technology demonstrations for the DoD, including the ATLANTIC PAW, a multi-national NATO exercise of wireless communications interoperability. As part of this demonstration, the Company designed and built the Software Radio Development System (SoRDS) for test and evaluation of communications waveforms. The Company supports Navy airborne infrared surveillance systems through the development of advanced optical sensors.

Geospatial Software and Modeling (GS&M)

     The Geospatial Software and Modeling (GS&M) business sector performs water resources modeling, Geographic Information Systems (GIS) database management, and geospatial information technology development. An advanced GIS-based environmental modeling and mapping capability supports flood mapping and water quality applications. In particular, the Company's Flood*WareTM software tool and methodology is being employed in New York State in support of Federal Emergency Management Agency's Map Modernization Program. Also, similar GIS and Remote Sensing technologies are used in support of water quality modeling and assessment applications for the NYC Watershed Protection Program.

Logistics Management Systems (LMS)

     Par Logistic Management Systems (LMS) is focused on supporting the design, development, and deployment of the Cargo*Mate(TM) intermodal Logistics Information Management Systems, a solution for the monitoring and management of transport assets and cargo throughout the intermodal (i.e., port, highway, rail, air, and ocean) transportation lifecycle. The Cargo*Mate(TM) system is being developed under a multi-year Cooperative Agreement with the U.S. Department of

Transportation/Federal Highway Administration, which resulted from funds specifically authorized for the development and deployment of Cargo*Mate(TM) by Congress's Transportation Equity Act-21 in 1998. The system utilizes advanced sensor technology to acquire asset/cargo location, associated transaction/events, and system status; wireless communication networks to consolidate and transmit the data to the PAR Operations Center; and transaction based software applications in the Operations Center to customize the data for each intermodal customer in a format that has financial value to the enterprise. The data is then provided to each customer through an enterprised based internet information subscription service. The initial product offering is the CT-100 Chassis Tracking System, which provides in yard and in transit visibility of the chassis that are used by ocean carriers and rail carriers to move intermodal containers for the over-the-road portion of its shipment. This system is entering into a Commercial Deployment phase, which will allow the evaluation by a wide range of commercial customers for adoption into a fleet wide installation.

Communications Support Services

     The Company provides a wide range of technical and support services to sustain mission critical DoD communications facilities. These services include continuous operations, system enhancements and maintenance of very low frequency
(VLF), high frequency (HF) and very high frequency (VHF) radio transmitter/receiver facilities, and extremely high frequency (EHF) and super high frequency (SHF) satellite communication heavy earth terminal facilities. The Company supports these DoD communications facilities, as well as other telecommunications equipment and information systems, at customer locations in and outside of the continental United States.

Test Laboratory and Range Operations

     The Company provides management, engineering, and technical services under several contracts with the U.S. Air Force and the U.S. Navy. These services include the planning, execution, and evaluation of tests at government ranges and laboratories operated and maintained by the Company. Test activities encompass unique components, specialized equipment, and advanced systems for radar, communications, electronic counter-measures, and integrated weapon systems. The Company also develops complex measurement systems in several defense-related areas of technology. These systems are computer-based and have led to the development by the Company of a significant software capability, which provides the basis for competing in new markets.

Government Contracts

     The Company performs work for U.S. Government agencies under firm fixed-price, cost-plus fixed fee, time-and-material, and incentive-type prime contracts and subcontracts. Most of its contracts are for one-year to five-year terms. The Company also has been awarded Task Order/Support contracts. There are several risks associated with Government contracts. For example, contracts may be terminated for the convenience of the Government any time the Government believes that such termination would be in its best interests. In this circumstance, the Company is entitled to receive payments for its allowable costs and, in general, a proportionate share of its fee or profit for the work actually performed. The Company's business with the U.S. Government is also subject to other risks unique to the defense industry, such as reduction, modification, or delays of contracts or subcontracts if the Government's requirements, budgets, or policies or regulations change. The Company may also perform work prior to formal authorization or to adjustment of the contract price for increased work scope, change orders and other funding adjustments. Additionally, the Defense Contract Audit Agency on a regular basis audits the books and records of the Company. Such audits can result in adjustments to contract costs and fees. Audits have been completed through the Company's fiscal year 1999 and have not resulted in any material adjustments.


Marketing and Competition

     Marketing begins with collecting information from a variety of sources concerning the present and future requirements of the Government and other potential customers for the types of technical expertise provided by the Company. Although the Company believes it is positioned well in its chosen areas of image and signal processing, communications and engineering services, competition for Government contracts is intense. Many of the Company's competitors are, or subsidiaries thereof, companies such as Lockheed-Martin, Raytheon, Northrop-Grumman (which includes Litton-PRC-TASC), Harris, and SAIC that are larger and have substantially greater financial resources. The Company also competes with many smaller companies that target particular segments of the Government market. Contracts are obtained principally through competitive proposals in response to requests for bids from Government agencies and prime contractors. The principal competitive factors are past performance, the ability to perform, price, technological capabilities, management capabilities and service. In addition, the Company sometimes obtains contracts by submitting unsolicited proposals. Many of PAR Government's DoD customers are now migrating to commercial software standards, applications, and solutions. In that light, PAR Government is utilizing its Internal Research and Development to migrate existing solutions into software product lines that will support the DoD geospatial community (i.e., NIMA, US Air Force, etc.).

Backlog

     The dollar value of existing Government contracts at December 31, 2001, net of amounts relating to work performed to that date, was approximately $50,695,000, of which $19,174,000 was funded. At December 31, 2000, the comparable amount was approximately $45,500,000, of which $15,900,000 was funded. Funded represents amounts committed under contract by Government agencies and prime contractors. The December 31, 2001 Government contract backlog of $50,695,000 represents firm, existing contracts. Approximately $22,900,000 of this amount will be completed in calendar year 2002 as funding is committed.

                               Industrial Segment

     Ausable Solutions, Inc. (ASI), a wholly owned subsidiary of PAR, is a premier supplier of transaction processing solutions and the best source for bringing our customer's manufacturing, warehousing, and other operations into the e-Production age. TranSend, the Company's high-volume transaction processing product, is designed to expand the shop-floor capabilities of SAP and other enterprise information systems. The Company provides a workflow empowered business process integration tailored to the needs of plant workers that brings effective utilization of Enterprise information and Plant operations data to the supply chain, customers and throughout the total enterprise.

     For Fortune 500 industrial companies, ASI designs and implements complex integrated transaction processing solutions incorporating its data collection and management software that provide real-time connectivity with multiple host computers, diverse legacy applications, "best-of-breed" software and data input hardware technologies.

Products

     A variety of products employing imaginative solutions at various price levels are offered by ASI all designed for the utmost in efficiency and lowest cost of ownership.

     Our primary product offering is TranSend, which is the high volume transaction processing engine from ASI designed for total compatibility with SAP applications and geared to channel the power of SAP into production operations for the ultimate in manufacturing efficiency and internet compatibility. It is the method of choice for bringing production squarely into the internet age. This platform is set up to operate the very same way the customer's legacy system already operates. This approach reduces the learning curve allowing improved results.

     TranSend also allows users to develop business processes without the need for writing special codes for faster and more accurate implementation in a less costly manner. This system can be easily upgraded to work with any new products offered by SAP and currently is highly compatible with any and all SAP transactions. TranSend uses SAP tools to define required interface procedures.

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

Marketing

     The Company's direct sales efforts in the industrial software market is generally focused on the highest level of the customer's executive management. Substantial lead-time is required in sales efforts due to the fact that automation equipment is normally installed in the customer's manufacturing or warehousing environment as a plant is constructed. The Company has formed strategic business alliances with a variety of hardware and software manufacturers to provide optimal solutions for our customers' needs for software products that target the rapidly growing SAP marketplace. Some of these partners include: Compaq, Intelligent Instrumentation, Intermec, LXE, Microsoft, Oracle, Oracle Manufacturing, PSC, SAP and Symbol. The Company's specific approach to facilitating proper solutions is to match the skills and experience of our systems integration staff along with the technically innovative capabilities of our software products with the particular needs of a customer's goals. The Company works closely with customer IT and Production specialists to define specific needs, identify potential challenges and create solutions to satisfy those needs.

Research and Development

     The highly technical nature of the Company's industrial products requires a significant and continuous research and development effort. Research and development expenses incurred by ASI on internally funded projects were approximately $1,798,000 in 2001, $2,064,000 in 2000, and $1,407,000 in 1999.
The Company capitalizes certain software costs in accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. See Note 1 to the Consolidated Financial Statements included in Item 14 for further discussion.

                                    Employees

     As of December 31, 2001, the Company had 1,000 employees, approximately 56% of whom are engaged in the Company's Restaurant segment, 36% are in the Government segment, 3% are in the Industrial segment and the remainder are corporate employees.

     Due to the highly technical nature of the Company's business, the Company's future can be significantly influenced by its ability to attract and retain its technical staff. The Company believes that it will be able to fulfill its near-term needs for technical staff.

     Approximately 15% of the Company's employees are covered by collective bargaining agreements. The Company considers its employee relations to be good.

Item 2:  Properties

     The  following  are the  principal  facilities  (by square  footage) of the
Company:

                          Industry               Floor Area              Number of
      Location            Segment           Principal Operations          Sq. Ft.
      --------            -------           --------------------          -------

New Hartford, NY....     Restaurant      Principal executive offices       147,000
                         Government        manufacturing, research and
                                           development laboratories,
                                           computing facilities
Rome, NY............     Government      Research and Development           23,400
Boulder, CO.........     Restaurant      Service                            21,200
Norcross, GA........     Industrial      Sales and Research and
                                           Development                      12,700
Sydney, Australia...     Restaurant      Sales and Service                   8,800
La Jolla, CA........     Government      Research and Development            7,100
Boca Raton..........     Restaurant      Research and Development            8,700


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

Item 4:  Submission of Matters to a Vote of Security Holders

     None

                                     PART II


Item 5: Market for the Registrant's Common Stock and Related Stockholder Matters

     The Company's Common Stock, par value $.02 per share, trades on the New York Stock Exchange (NYSE symbol - PTC). At December 31, 2001, there were approximately 680 owners of record of the Company's Common Stock, plus those owners whose stock certificates are held by brokers.

     The following table shows the high and low stock prices for the two years ended December 31, 2001 as reported by New York Stock Exchange:


                                     2001                    2000
                                     ----                    ----
     Period                     Low        High        Low         High
     ------                     ---        ----        ---         ----

First Quarter ...........    $   1.75    $   2.62    $   4.31    $   6.25
Second Quarter ..........    $   2.00    $   4.10    $   3.69    $   4.75
Third Quarter ...........    $   2.60    $   4.30    $   2.75    $   4.94
Fourth Quarter ..........    $   2.53    $   3.25    $   1.62    $   3.06


     The Company has not paid cash dividends on its Common Stock, and its Board of Directors presently intends to continue to retain earnings for reinvestment in growth opportunities for the Company. Accordingly, it is anticipated that no cash dividends will be paid in the foreseeable future.

Item 6:  Selected Financial Data


                 SELECTED CONSOLIDATED STATEMENT OF INCOME DATA
                    (In thousands, except per share amounts)


                                                     Year ended December 31,
                                                     -----------------------
                                       2001        2000         1999        1998         1997
                                       ----        ----         ----        ----         ----

Total revenues ..................   $ 118,483   $ 100,938    $ 144,806   $ 122,280   $ 100,020
                                    =========   =========    =========   =========   =========

Net income (loss) ...............   $     520   $ (13,448)   $   1,969   $   1,262   $  (8,719)
                                    =========   =========    =========   =========   =========


Diluted earnings (loss) per share   $     .07   $   (1.71)   $     .23   $     .14   $    (.99)
                                    =========   =========    =========   =========   =========




                    SELECTED CONSOLIDATED BALANCE SHEET DATA
                                 (In thousands)



                                       December 31,
                                       ------------
                         2001     2000      1999      1998      1997
                         ----     ----      ----      ----      ----

Working capital ....   $29,406   $28,773   $46,665   $50,287   $53,382
Total assets .......   $89,024   $84,936   $88,107   $93,426   $83,204
Long-term debt .....   $ 2,268     2,323         -         -         -
Shareholders' equity   $47,587   $46,832   $62,143   $62,826   $63,417


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

     The following discussion and analysis highlights items having a significant effect on operations during the three-year period ended December 31, 2001. It may not be indicative of future operations or earnings. It should be read in conjunction with the Consolidated Financial Statements and Notes thereto and other financial and statistical information appearing elsewhere in this report.

Results of Operations - 2001 Compared to 2000

     The Company reported revenues of $118.5 million for the year ended December 31, 2001, an increase of 17% from the $100.9 million reported in 2000. The Company recorded net income of $520,000, or diluted earnings per share of $.07 for 2001. This compares to a net loss of $13.4 million or diluted loss per share of $1.71 for 2000.

     The operating results for 2001 represent a significant improvement from 2000 and was due to a dramatic turnaround in the Company's restaurant segment. This was attributable to an increase in capital spending by numerous restaurant customers, release of new and improved products as well as operating cost reductions implemented over the last year. The Company was successful in adding 13 new customer accounts consistent with its strategy to diversify its customer base. Looking forward, the Company will continue to pursue new markets for its products including gaming, specialty retail and banking.

     Product revenues were $54.4 million in 2001, an increase of 24% from the $44 million recorded in 2000. The growth in product revenue is attributable to the significant recovery of the Company's restaurant business in 2001 after a decline in 2000. The Company added several new accounts in 2001 such as Boston Market and Carnival Cruise Lines. In addition, the Company achieved growth with its traditional customers including Tricon and McDonald's. This turnaround can be attributed to several factors, including the release of the Company's new hardware product, POS4XP, increased demand for its integrated software suite and a general improvement in economic conditions in the Company's marketplace.

     Customer service revenues were $33.6 million in 2001, an increase of 5% from the $31.9 million reported in 2000. This increase was the result of growth in field service and call center revenue due to new contracts and certain price increases. Installation revenue also improved which is directly related to the increased product volume discussed above. These increases were partially offset by a decline in depot repair volume due to improved product reliability. The
Company's service offerings include installation, twenty-four hour help desk support and various on-site service options.

     Contract revenues were $30.5 million in 2001, an increase of 22% compared to the $25 million recorded in 2000. The continued success of the Company's government business is due to several factors, including various naval contracts to operate and maintain communications in support of fleet operations. The Company has established a growing reputation for outsourcing of Naval Telecommunications activities. Additionally, revenue grew due to the Company's work in mapping certain watershed regions in New York State. In 2001, contract revenues also experienced growth in the areas of logistic tracking of mobile chassis under its Cargomate contracts.

     Product margins were 34% in 2001 compared to 23% in 2000. This margin improvement was attributable to a more favorable product mix, including a higher software content, and a reduction in manufacturing overhead costs. The Company also significantly improved its absorption of fixed manufacturing costs as production levels increased substantially over 2000, and reduced its provision for inventory obsolescence due to improved inventory management.

     Customer service margins were 19% in 2001 compared to 9% in 2000. This margin improvement was the result of successfully negotiated price increases and improved efficiencies resulting from the Company's investment in service management tools and infrastructure.

     Contract margins were 7% in 2001 versus 6% in 2000. This improvement is the result of favorable contract performance on both fixed price and award fee contracts. Contract cost includes selling, general and administrative expenses as well as research and development costs related to the Government business.

     Selling, general and administrative expenses were $18.8 million in 2001 versus $25.6 million in 2000, a decrease of 27%. This decline was the result of cost reductions made by the Company in the fourth quarter of 2000 and its ongoing efforts to control costs without impacting core capabilities. Other elements of this decline include the costs of an early retirement program in 2000 that did not recur in 2001 and a reduction in the provision for bad debts in 2001.

     Research and development expenses were $7.4 million in 2001, a decrease of 26% from the $9.9 million recorded in 2000. This decline is due to the completion of the new POS4XP system, a reduced investment in the Company's industrial business, and other expense reductions, which were implemented at the end of 2000. Research and development costs attributable to government contracts are included in cost of contract revenues.

     Interest expense represents interest charged on the Company's short-term borrowings from banks and from long-term debt. Interest expense was $1.2 million in 2001, an increase of 15% compared to the $1 million recorded in 2000. The average amount of outstanding borrowings was higher during 2001 than in 2000. This was partially offset by a lower average borrowing rate in 2001.

     In 2001, the Company's effective tax rate was 31.8%. The variance from the statutory rate was due to the benefit derived from state net operating losses, the extraterritorial income exclusion and the utilization of research credits. This was partially offset by non deductible expenses and foreign income taxes. In 2000, the Company's effective tax rate was a 38.4% benefit. The variance from the statutory rate was primarily due to the benefit recognized on state net operating losses.

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

     Product revenues were $44 million in 2000, a decrease of 50% from the $88.8 million recorded in 1999. This decline was reflective of the general slowdown in the buying patterns of the Company's restaurant customers following a significant purchasing volume in 1999. This decline was also attributed to ongoing delays in the release of PAR's restaurant management software, as well as the release and market acceptance of third party software products used in the Company's POS systems.

     Customer service revenues were $31.9 million in 2000, a decrease of 11% from the $36 million in 1999. This decline was attributable to lower installation revenue and supply sales, which is directly related to the decreased product revenue discussed above. This decline was partially offset by an increase in the volume of field service activity.

     Contract revenues were $25 million in 2000, an increase of 25% when compared to the $20 million recorded in 1999. This growth was primarily due to a four-year, $24 million Navy contract to operate and maintain communications in support of the Pacific Fleet. The growth was also attributable to the recently awarded $4.5 million contract with the US Navy to provide telecommunications support to the Naval Computer and Telecommunications Detachment located in Brunswick, Maine.

     Product margins were 23% for 2000 compared to 37% for 1999. This decrease resulted from absorption of fixed manufacturing costs on low product volume and less favorable product mix.

     Customer service margins were 9% in 2000 compared to 3% in 1999. This increase was due to efficiency improvements during 2000 related to the Company's service management system, and certain price adjustments. During the fourth quarter annual physical inventory of its service parts in 1999, the Company discovered unreconciled differences between the physical count and the perpetual inventory records. As a result, the Company recorded an after tax charge of $1.7 million or $.20 per share. This situation was caused by implementation and process issues related to the recently installed service management system.

     Contract margins were 6% in 2000 and 1999. Margins on the Company's government contract business typically run between 5% and 6%.

     Selling, general and administrative expenses were $25.6 million in 2000 versus $23.5 million for the same period in 1999, an increase of 9%. This increase was due to an increase in severance costs related to cost reductions during the year, and to an increase in the provision for bad debts required for various aged receivables. Additionally, depreciation expense on the service management system contributed to this increase. These increases were partially offset by a decline in selling expense, which is directly related to lower product revenues.

     Research and development expenses were $9.9 million in 2000, an increase of 23% from the $8.1 million recorded in 1999. This increase was the result of the Company's investment in its new iN.fusion(TM) software suite for its restaurant customers and its investment in enterprise solutions for its manufacturing/warehousing customers. Research and development costs attributable to government contracts are included in cost of contract revenues.

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

Liquidity and Capital Resources

     The Company's primary source of liquidity has been from operations and lines of credit with various banks. In 2001, the Company reported net income of $520,000 and an operating cash flow deficit of $309,000. This is a significant improvement from 2000 when the Company reported a net loss of $13.4 million and an operating cash flow deficit of $8 million. This dramatic turnaround was attributable to an increase in capital spending by the Company's restaurant customers, release of the Company's new POS4XP product, increased demand for the Company's software, and certain cost reductions implemented by the Company at the end of 2000.

     Cash used by operating activities was $309,000 in 2001 compared to cash used of $8 million in 2000. In 2001, cash flow benefited from the Company's return to profitability, a reduction in inventory and the timing of vendor payments. This was offset by an increase in accounts receivable. In 2000, cash flow was negatively affected by the Company's operating losses, which were partially offset by a reduction in accounts receivable.

     Cash used in investing activities was $1.3 million in 2001 versus $1.5 million for 2000. In 2001, capital expenditures were primarily for manufacturing equipment and for improvements to the Company's customer service facility in Boulder, Colorado. Capitalized software costs were $742,000 in 2001. In 2000, capital expenditures were primarily for improvements to the Company's corporate facilities. In addition, the Company capitalized $914,000 of software costs.

     Cash provided by financing activities was $1.2 million in 2001 compared to $9.8 million in 2000. In 2001, the Company increased its line-of-credit borrowings by $830,000 and cash of $473,000 was provided by the exercise of employee stock options. In 2000, the Company increased its line-of-credit borrowings by $8.8 million and secured a mortgage on a portion of its headquarter facilities. Cash provided by these activities was partially offset by cash used to acquire 336,800 shares of treasury stock for $1.4 million.

     The Company currently has line-of-credit agreements, which aggregate $20 million with various banks. This amount was increased from the $18.5 million of available lines at December 31, 2000. At December 31, 2001, $14.6 million was outstanding under these agreements. The Company is continuing to look at various alternatives to further increase its credit availability. The Company believes that it has adequate financial resources to meet its future liquidity and capital requirements in 2002.

Critical Accounting Policies

     The Company's consolidated financial statements are based on the application of generally accepted accounting principles (GAAP). GAAP requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. The Company believes its use of estimates and underlying accounting assumptions adhere to GAAP and are consistently applied. Valuations based on estimates are reviewed for reasonableness and adequacy on a consistent basis throughout the Company. Primary areas where financial information of the Company is subject to the use of estimates, assumptions and the application of judgment include revenues, receivables, inventories, intangible assets and taxes.

     Revenues from product sales are recorded as the products are shipped, provided that no significant vendor or post-contract support obligations remain and the collection of the related receivable is probable. The Company's service revenues are recognized ratably over the related contract period or as the services are performed. Billings in advance of the Company's performance of such work are reflected as deferred service revenue in the accompanying consolidated balance sheet.

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

     Allowances for doubtful accounts are based on estimates of losses related to customer receivable balances. The establishment of reserves requires the use of judgment and assumptions regarding the potential for losses on receivable balances.

     The Company's inventories are valued at the lower of cost or market. The Company uses certain estimates and judgments and considers several factors including product demand and changes in technology to provide for excess and obsolescence reserves to properly value inventory.

     The Company has intangible assets on its balance sheet that includes computer software costs and goodwill related to acquisitions. The valuation of these assets and the assignment of useful amortization lives involves significant judgments and the use of estimates. The testing of these intangibles for impairment under established accounting guidelines also requires significant use of judgment and assumptions. Changes in business conditions could potentially require future adjustments to asset valuations.

     The Company has significant amounts of deferred tax assets that are reviewed for recoverability and valued accordingly. These assets are evaluated by using estimates of future taxable income streams and the impact of tax planning strategies. Valuations related to tax accruals and assets can be impacted by changes to tax codes, changes in statutory tax rates and the Company's future taxable income levels.

Item 7A:       Quantitative and Qualitative Disclosures About Market Risk

     Inflation had little effect on revenues and related costs during 2001. Management anticipates that margins will be maintained at acceptable levels to minimize the effects of inflation, if any.

     The Company has a total interest bearing short-term debt of approximately $14.6 million. Management believes that increases in short-term rates could have an adverse effect on the Company's 2002 results.

     Management believes that foreign currency fluctuations should not have a significant impact on gross margins due to the low volume of business affected by foreign currencies.

Item 8:       Financial Statements and Supplementary Data

     The Company's 2001 Financial Statements, together with the report thereon of PricewaterhouseCoopers LLP dated February 4, 2002, are included elsewhere herein. See Item 14 for a list of Financial Statements and Financial Statement Schedules.

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                    PART III

Item 10: Directors, Executive Officers and Other Significant Employees of the Registrant

     The directors and executive officers of the Company and their respective ages and positions are:

     Name                       Age                 Position
     ----                       ---                 --------

Dr. John W. Sammon, Jr.         62      Chairman of the Board, President and
                                        Director

Charles A. Constantino          62      Executive Vice President and Director

J. Whitney Haney                67      Director

Sangwoo Ahn                     63      Director

James Simms                     42      Director

Gregory T. Cortese              52      President ParTech, Inc., General Counsel
                                        and Secretary

Albert Lane, Jr.                60      President, PAR Government Systems
                                        Corporation and Rome Research Corporation

Ronald J. Casciano              48      Vice President, C.F.O. and Treasurer


     Other senior officers and significant employees of the Company and their respective ages and positions are:


     Name                       Age                 Position
     ----                       ---                 --------

Raymond E. Barnes               54      Vice President, POS Systems Development,
                                        ParTech, Inc.

Edward Bohling                  42      Vice President, Information Systems and
                                        Technology, PAR Government Systems
                                        Corporation

Louis Brown                     51      Vice President, World Wide Sales,
                                        ParTech, Inc.

Sam Y. Hua                      40      Vice President and Chief Technical Officer,
                                        ParTech, Inc.




     Name                       Age                 Position
     ----                       ---                 --------

F. Tibertus Lenz                51      Vice President and General Manager,
                                        Ausable Solutions, Inc.

Fred A. Matrulli                56      Vice President, Operations/Logistics
                                        Management Systems,
                                        PAR Technology Corporation

Roger P. McReynolds             56      Vice President, Operations,
                                        ParTech, Inc.

Victor Melnikow                 44      Vice President, Finance,
                                        Rome Research Corporation

E. John Mohler                  58      Vice President, Marketing/Logistics
                                        Management Systems,
                                        PAR Technology Corporation

Timothy Prodanovich             54      Vice President, Customer Service and
                                        Marketing, ParTech, Inc.

Samuel S. Talaba                45      Controller,
                                        ParTech, Inc.

F. Gregory Talomie              57      Vice President/General Manager
                                        PAR Logistics Management Systems,
                                        PAR Technology Corporation

Jerry F. Weimar                 45      Vice President, Professional Services,
                                        ParTech, Inc.

William J. Williams             40      Vice President, Manufacturing,
                                        ParTech, Inc.

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

     Mr. James Simms was appointed a Director of the Company in October, 2001. He is currently a mergers and acquisition banker at Adams, Harkness & Hill, Inc. and has held this position since 1997. Prior, Mr. Simms was a mergers and acquisition banker with Robertson, Stephens & Company.

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

     Mr.  Louis  Brown was  promoted  to Vice  President,  World  Wide Sales for
ParTech, Inc. in December 2001. Previously, Mr. Brown was the Director, New Business Development.

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

     Mr. Sam Y. Hua was promoted to Vice President and Chief Technical Office in 1998. He joined the Company in 1997 as Vice President of Product Planning. He previously was President of ISSI Corporation.

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

     Mr. Samuel Talaba was named Controller of ParTech, Inc. in 1997. Prior to that, Mr. Talaba was Cost Accounting Manager.

     Mr. Gregory Talomie was appointed Vice President/General Manager of PAR Logistics Management Systems in August 2001. Previously, Mr. Talomie was the President of PAR Visions Systems Corporation.

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

Item 11: Executive Compensation

     The information required by this item will appear under the caption "Executive Compensation" in the Company's 2001 definitive proxy statement for the annual meeting of stockholders on May 23, 2002 and is incorporated herein by reference.


Item 12: Security Ownership Of Certain Beneficial Owners

     The information required by this item will appear under the caption "Security Ownership Of Management And Certain Beneficial Owners" in the Company's 2001 definitive proxy statement for the annual meeting of stockholders on May 23, 2002 and is incorporated herein by reference.


Item 13: Certain Relationships and Related Transactions

     The information required by this item will appear under the caption "Executive Compensation" in the Company's 2001 definitive proxy statement for the annual meeting of stockholders on May 23, 2002 and is incorporated herein by reference.

                                     PART IV

Item 14:  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

                                 Form 10-K Page

(a)    Documents filed as a part of the Form 10-K
       (1)    Financial Statements:

              Report of Independent Accountants
              Consolidated Balance Sheets at December 31, 2001 and 2000 Consolidated Statements of Income for the three years ended December 31, 2001
              Consolidated Statements of Comprehensive Income for the three years ended December 31, 2001
              Consolidated Statements of Changes in Shareholders' Equity for the three years ended December 31, 2001
              Consolidated Statements of Cash Flows for the three years ended December 31, 2001
              Notes to Consolidated Financial Statements

       (2)    Financial Statement Schedules:
              Valuation and Qualifying Accounts and Reserves (Schedule II)

 (b)   Reports on Form 8-K
       None
 (c)   Exhibits
       See list of exhibits on page 55
(d)    Financial statement schedules
       See (a)(2) above.

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of PAR Technology Corporation



In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a) (1) on page 32 present fairly, in all material respects, the financial position of PAR Technology Corporation and its subsidiaries at December 31, 2001 and December 31, 2000 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a) (2) on page 32 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.






PricewaterhouseCoopers LLP

Syracuse, New York
February 4, 2002


CONSOLIDATED BALANCE SHEETS
(In Thousands Except Share Amounts)

                                                       December 31,
                                                       ------------
                                                     2001        2000
                                                     ----        ----
Assets
Current Assets:
     Cash ......................................   $    879    $  1,199
     Accounts receivable-net (Note 4) ..........     36,934      30,400
     Inventories-net (Note 5) ..................     24,469      25,911
     Income tax refund claims ..................         95         733
     Deferred income taxes (Note 9) ............      2,883       4,255
     Other current assets ......................      3,315       1,868
                                                    -------     -------
         Total current assets ..................     68,575      64,366
                                                    -------     -------

Property, plant and equipment - net (Note 6) ...      9,471      10,963
Deferred income taxes ..........................      7,774       6,321
Other assets ...................................      3,204       3,963
                                                    -------     -------
                                                   $ 89,024    $ 85,613
                                                   ========    ========
Liabilities and Shareholders' Equity
Current Liabilities:
     Notes payable (Note 7) ....................   $ 14,686    $ 13,856
     Accounts payable ..........................     11,290       8,800
     Accrued salaries and benefits .............      4,580       4,208
     Accrued expenses ..........................      2,274       2,765
     Deferred service revenue ..................      6,339       6,829
                                                    -------     -------
         Total current liabilities .............     39,169      36,458
                                                    -------     -------
Long-term debt (Note 7) ........................      2,268       2,323
                                                    -------     -------
Shareholders' Equity (Note 8):
     Preferred stock, $.02 par value,
       1,000,000 shares authorized .............       --          --
     Common stock, $.02 par value,
       19,000,000 shares authorized;
       9,674,466 and 9,516,711 shares issued
       7,880,760 and 7,723,005 outstanding .....        193         190
     Capital in excess of par value ............     28,541      28,071
     Retained earnings .........................     29,263      28,743
     Accumulated other comprehensive loss ......     (1,441)     (1,203)
       Treasury stock, at cost, 1,793,706 shares     (8,969)     (8,969)
                                                    -------     -------
         Total shareholders' equity ............     47,587      46,832
                                                    -------     -------
                                                   $ 89,024    $ 84,936
                                                   ========    ========



The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME
(In Thousands Except Per Share Amounts)

                                                       Year ended December 31,
                                                       -----------------------
                                                   2001         2000         1999
                                                   ----         ----         ----
Net revenues:
     Product ................................   $  54,401    $  44,049    $  88,784
     Service ................................      33,572       31,887       35,990
     Contract ...............................      30,510       25,002       20,032
                                                 --------     --------     --------
                                                  118,483      100,938      144,806
                                                 --------     --------     --------
Costs of sales:
     Product ................................      35,772       33,753       55,912
     Service ................................      27,163       29,132       34,982
     Contract ...............................      28,332       23,541       18,834
                                                 --------     --------     --------
                                                   91,267       86,426      109,728
                                                 --------     --------     --------
           Gross margin .....................      27,216       14,512       35,078
                                                 --------     --------     --------
Operating expenses:
     Selling, general and administrative ....      18,777       25,648       23,455
     Research and development ...............       7,363        9,917        8,078
     Non-recurring charges (Note 3) .........        --            300        1,700
                                                 --------     --------     --------
                                                   26,140       35,865       33,233
                                                 --------     --------     --------
Income (loss) from operations ...............       1,076      (21,353)       1,845
Other income, net ...........................         848          525          578
Interest expense ............................      (1,161)      (1,011)        (531)
                                                 --------     --------     --------

Income (loss) before provision for
  income taxes ..............................         763      (21,839)       1,892
Provision (benefit) for income taxes (Note 9)         243       (8,391)         (77)
                                                 --------     --------     --------
Net income (loss) ...........................   $     520    $ (13,448)   $   1,969
                                                =========    =========    =========
Earnings (loss) per share
     Diluted ................................   $     .07    $   (1.71)   $     .23
                                                =========    =========    =========
     Basic ..................................   $     .07    $   (1.71)   $     .23
                                                =========    =========    =========
Weighted average shares outstanding
     Diluted ................................       7,799        7,848        8,522
                                                =========    =========    =========
     Basic ..................................       7,726        7,848        8,388
                                                =========    =========    =========


CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
 (In Thousands)                                        Year ended December 31,
                                                       -----------------------
                                                   2001         2000         1999
                                                   ----         ----         ----

Net income (loss) ...........................   $     520    $ (13,448)   $   1,969
Other comprehensive loss:
     Foreign currency translation adjustments        (238)        (439)        (217)
                                                 --------     --------     --------
Comprehensive income (loss) .................   $     282    $ (13,887)   $   1,752
                                                =========    =========    =========


     The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


                                                                                Accumulated
                                           Common Stock    Capital in              Other        Treasury Stock
                                           ------------     excess of  Retained Comprehensive   --------------
(In Thousands)                          Shares      Amount  Par Value  Earnings     Loss      Shares       Amount
--------------                          ------      ------  ---------  --------    ------     ------       ------

Balance at
   December 31, 1998 ...............     9,514    $    190   $28,050   $40,222   $  (547)      (965)   $(5,089)
Net income .........................                                     1,969
Issuance of common stock upon the
  exercise of stock options (Note 8)         3                    21
Translation adjustments ............                                                (217)
Acquisition of treasury stock ......                                                           (492)    (2,456)
                                         -----     -------    ------    ------     -----      -----     ------
Balance at
   December 31, 1999 ...............     9,517         190    28,071    42,191      (764)    (1,457)    (7,545)
Net loss ...........................                                   (13,448)
Translation adjustments ............                                                (439)
Acquisition of treasury stock ......                                                           (337)    (1,424)
                                         -----     -------    ------    ------     -----      -----     ------
Balance at
   December 31, 2000 ...............     9,517        190     28,071    28,743    (1,203)    (1,794)    (8,969)
Net income .........................                                       520
Issuance of common stock upon the
  exercise of stock options (Note 8)       157          3        470
Translation adjustments ............                                                (238)
                                         -----     -------    ------    ------     -----      -----     ------
   December 31, 2001 ...............     9,674    $   193    $28,541   $29,263   $(1,441)    (1,794)   $(8,969)
                                         =====    =======    =======   =======   =======     ======    =======


     The Accompanying Notes are an Integral Part of the Consolidated Financial Statements


CONSOLIDATED STATEMENTS OF CASH FLOWS
 (In Thousands)                                           Year ended December 31,
 --------------                                           -----------------------
                                                        2001        2000       1999
                                                        ----        ----       ----

Cash flows from operating activities:
  Net income (loss) ..............................   $    520    $(13,448)   $  1,969
      Adjustments to reconcile net income to net
       cash provided by operating activities:
          Depreciation and amortization ..........      3,491       3,403       2,862
          Provision for bad debts ................      1,299       2,138       2,837
          Provision for obsolete inventory .......        590       4,483       3,770
          Translation adjustments ................       (238)       (439)       (217)
      Increase (decrease) from changes in:
          Accounts receivable ....................     (7,833)      4,898       6,864
          Inventories ............................        894      (3,095)     (4,674)
          Income tax refund claims ...............        638        (197)       (231)
          Other current assets ...................     (1,447)        174        (675)
          Other assets ...........................        (23)        (27)        (95)
          Accounts payable .......................      2,490       1,000      (2,426)
          Accrued salaries and benefits ..........        372        (538)         15
          Accrued expenses .......................       (491)       (135)       (668)
          Deferred service revenue ...............       (490)      1,351       1,102
          Deferred income taxes ..................        (81)     (7,593)       (392)
                                                        -----      ------      ------
Net cash provided (used) by operating activities .       (309)     (8,025)     10,041
                                                        -----      ------      ------
Cash flows from investing activities:
   Capital expenditures ..........................       (517)       (586)     (4,536)
   Capitalization of software costs ..............       (742)       (914)     (1,012)
                                                        -----      ------      ------
Net cash used in investing activities ............     (1,259)     (1,500)     (5,548)
                                                        -----      ------      ------
Cash flows from financing activities:
   Net borrowings (payments) under
    line-of-credit agreements ....................        830       8,822      (2,403)
   Net proceeds (payments)
    from the issuance of long-term debt ..........        (55)      2,373        --
   Proceeds from the exercise of stock options ...        473        --            21
   Acquisition of treasury stock .................       --        (1,424)     (2,456)
                                                        -----      ------      ------
Net cash provided (used) by financing activities .      1,248       9,771      (4,838)
                                                        -----      ------      ------
Net increase (decrease) in cash
  and cash equivalents ...........................       (320)        246        (345)

Cash and cash equivalents at
  beginning of year ..............................      1,199         953       1,298
                                                        -----      ------      ------
Cash and cash equivalents at
  end of year ....................................   $    879    $  1,199    $    953
                                                     ========    ========    ========
Supplemental disclosures of cash flow information:
  Cash paid during the year for:
     Interest ....................................   $  1,095    $    978    $    530
     Income taxes, net of refunds ................       (543)       (807)        655

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Summary of Significant Accounting Policies

Basis of consolidation

     The consolidated financial statements include the accounts of PAR Technology Corporation and its wholly owned subsidiaries (ParTech, Inc., Ausable Solutions, Inc., PAR Government Systems Corporation and Rome Research Corporation), collectively referred to as the "Company." All significant intercompany transactions have been eliminated in consolidation.

Revenue recognition

     During 2000, the Company amended its revenue recognition policy in order to comply with Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition. This change did not have a material impact on the results of operations. Revenues from sales of products are recorded as the products are shipped, provided that no significant vendor and post-contract support obligations remain and the collection of the related receivable is probable. The Company's service revenues are recognized ratably over the related contract period or as the services are performed. Billings in advance of the Company's performance of such work are reflected as deferred service revenue in the accompanying consolidated balance sheet.

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

 Property, plant and equipment

     Property, plant and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets, which range from three to twenty-five years. Expenditures for maintenance and repairs are expensed as incurred.

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

 Foreign currency

     The assets and liabilities for the Company's international operations are translated into U.S. dollars using year-end exchange rates. Income statement items are translated at average exchange rates prevailing during the year. The resulting translation adjustments are recorded as a separate component of shareholders' equity under the heading Accumulated Other Comprehensive Loss. Exchange gains and losses on intercompany balances of a long-term investment nature are also recorded as a translation adjustment. Foreign currency transaction gains and losses, which historically have been immaterial, are included in net income.

Research and development costs

     The Company capitalizes certain costs related to the development of computer software under the requirements of Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. Software development costs incurred prior to establishing technological feasibility are charged to operations and included in research and development costs. Software development costs incurred after establishing feasibility are capitalized and amortized on a product-by-product basis when the product is available for general release to customers. The unamortized computer software costs included in other assets amounted to $2,165,000 and $2,799,000 at December 31, 2001 and 2000, respectively. Annual amortization, charged to cost of sales, is computed using the straight-line method over the remaining estimated economic life of the product, generally three years. Amortization of capitalized software costs amounted to $1,376,000, $1,297,000 and $1,183,000 in 2001, 2000, and 1999, respectively.

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

 Earnings per share

     Earnings per share are calculated in accordance with Statement of Financial Accounting Standards No. 128 Earnings per Share (SFAS 128), which specifies the computation, presentation, and disclosure requirements for earnings per share
(EPS). It requires the presentation of basic and diluted EPS. Basic EPS excludes all dilution and is based upon the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock.

     The  following  is  a   reconciliation   of  the  weighted  average  shares
outstanding for the basic and diluted EPS computations (In Thousands Except Per Share Data):

                                           For the year ended 2001
                                           -----------------------
                                       Income       Shares     Per-Share
                                    (Numerator) (Denominator)    Amount
                                     ---------   -----------   ---------

Basic EPS ....................         $ 520       7,726        $   .07

Effect of Stock Options ......             -          73              -
                                       -----       -----        -------
Diluted EPS ..................         $ 520       7,799        $   .07
                                       =====       =====        =======


                                            For the year ended 2000
                                            -----------------------
                                       Income      Shares      Per-Share
                                    (Numerator) (Denominator)    Amount
                                     ---------   -----------   ---------

Basic and Diluted EPS ........         $(13,448)      7,848     $  (1.71)
                                       ========       =====     ========


     The 2000 diluted EPS calculation excludes the effect of stock options as they would have been antidilutive.


                                           For the year ended 1999
                                           -----------------------
                                       Income      Shares      Per-Share
                                    (Numerator) (Denominator)    Amount
                                     ---------   -----------   ---------

Basic EPS ....................         $1,969       8,388       $   .23

Effect of Stock Options ......              -         134             -
                                       ------       -----       -------
Diluted EPS ..................         $1,969       8,522       $   .23
                                       ======       =====       =======



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

Reclassifications

     Certain reclassifications have been made to prior year numbers to conform to the current year presentation.

Goodwill and Other Intangible Assets

     In July 2001, The Financial Accounting Standards Board (FASB) issued SFAS 142 "Goodwill and Other Intangible Assets," which establishes new financial accounting and reporting requirements for acquired goodwill and other intangible assets. Upon implementation of SFAS 142, goodwill and intangible assets with an indefinite life will not be amortized but will be tested, at least annually, for impairment. Intangible assets with finite lives will continue to be amortized over their useful lives, but without the constraint of a ceiling. Furthermore, the Statement requires additional disclosure for financial statement purposes. The Company is required to implement this standard for the fiscal year ending December 31, 2002. Adoption of Statement No. 142 is not expected to have a significant effect on the Company's consolidated results of operations, financial position or cash flows.

Note 2 - Business Operations

     In 2001, the Company reported net income of $520,000 and an operating cash flow deficit of $309,000. This is a significant improvement from 2000 when the Company reported a net loss of $13.4 million and an operating cash flow deficit of $8 million. This dramatic turnaround was attributable to an increase in capital spending by the Company's restaurant customers, release of the Company's new POS4XP product, increased demand for the Company's integrated software and to cost reductions made in personnel and discretionary expenses over the last year. In addition, the Company was successful in obtaining new customers in 2001. The Company is continuing to pursue strategic initiatives involving new technology and business alliances. These initiatives are focused on new markets for the Company's products as well as further penetration into the restaurant market.

     The Company's primary source of liquidity has been cash flows from operations and borrowings under its existing credit facilities. During 2001, the Company increased its credit facilities from $18.5 million to $20 million. One facility for $12.5 million expires April 30, 2003 and the second facility expires September 30, 2002. Management continues to evaluate its overall financing requirements to ensure adequate financing is available to fund its business operations.

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

Note 4 - Accounts Receivable

     The Company's net accounts receivable consist of:

                                         December 31,
                                       (In Thousands)
                                       --------------
                                     2001           2000
                                     ----           ----
Government segment:
     Billed ................      $  4,945       $  3,587
     Unbilled (overbilled)..          (310)            93
                                   -------        -------
                                     4,635          3,680
                                   -------        -------
Other segments:
 Trade accounts receivable          32,299         26,720
                                   -------        -------
                                  $ 36,934       $ 30,400
                                  ========       ========


     At December 31, 2001 and 2000, the Company had recorded a reserve for doubtful accounts of $4,489,000 and $4,420,000, respectively, against trade accounts receivable. Trade accounts receivable are primarily with major fast-food corporations or their franchisees. At December 31, 2001 and 2000, the Company had also recorded reserves of $15,000 and $24,000, respectively, against government accounts receivable.

Note 5 - Inventories

     Inventories are used primarily in the manufacture, maintenance, and service of transaction processing systems. Inventories are net of related reserves. The components of inventory are:

                             December 31,
                            (In Thousands)
                            --------------
                          2001           2000
                          ----           ----

Finished goods          $ 5,414        $ 5,560
Work in process           1,868          2,956
Component parts           3,602          5,612
Service parts .          13,585         11,783
                         ------         ------
                        $24,469        $25,911
                        =======        =======


     At December 31, 2001 and 2000 the Company had recorded reserves for excess and obsolete inventory of $3,253,000 and $4,171,000, respectively.

Note 6 - Property, Plant and Equipment

     The components of property, plant and equipment are:

                                                December 31,
                                               (In Thousands)
                                               --------------
                                              2001          2000
                                              ----          ----

Land ..............................         $   253        $   253
Buildings and improvements ........           7,108          7,067
Rental property ...................           3,506          3,491
Furniture and equipment ...........          25,370         24,987
                                             ------         ------
                                             36,237         35,798
                                             ------         ------
Less accumulated depreciation
 and amortization .................          26,766         24,835
                                             ------         ------
                                            $ 9,471        $10,963
                                            =======        =======


     The Company subleases a portion of its headquarters facility to various tenants. Rent received from these leases totaled $1,051,000, $967,000 and $744,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

     The Company leases office space under various operating leases. Rental expense on these operating leases was approximately $1,143,000, $1,113,000 and $938,000 for the years ended December 31, 2001, 2000, and 1999, respectively.

     Future minimum lease payments under all noncancelable operating leases are (in thousands):

                    2002               $1,143
                    2003                  697
                    2004                  511
                    2004                  422
                    2006                  335
                    Thereafter            306
                                       ------
                                       $3,414
                                       ======

Note 7 - Debt

     The Company has an aggregate of $20,000,000 in bank lines of credit. One line totaling $12,500,000 bears interest at the prime rate (4.75% at December 31, 2001) and is subject to various loan covenants. The availability of this facility is determined based on the amount of certain receivables and inventory. This line expires on April 30, 2003. The remaining line of $7,500,000 bears interest at the prime rate and expires on September 30, 2002. Both lines are collateralized by certain accounts receivable and inventory. At December 31, 2001, $14,631,000 was outstanding and $5,369,000 was available under these lines.

     The Company has a $2.3 million mortgage collateralized by its corporate wellness facility. The annual mortgage payment including interest totals $250,000. The mortgage bears interest at the rate of 8.375% and the remaining balance is due on May 1, 2010. At December 31, 2001, the current portion of this mortgage totaling $55,000 was included in notes payable.

Note 8 - Common Stock

     The Company has reserved 2,055,260 shares under its stock option plan. Options under this Plan may be incentive stock options or nonqualified options. Stock options are nontransferable other than upon death. Option grants generally vest over a three to five year period after the grant and typically expire ten years after the date of the grant.

     A summary of the stock options follows:

                                               No. of Shares   Weighted Average
                                               (In Thousands)   Exercise Price
                                               --------------   --------------

Outstanding at December 31, 1998 ......             669          $  5.67
     Granted ..........................             469             4.87
     Exercised ........................              (3)            6.72
     Forfeited ........................            (164)            9.21
                                                  -----          -------
Outstanding at December 31, 1999 ......             971             4.68
     Granted ..........................             592             3.52
     Exercised ........................              --               --
     Forfeited ........................             (48)            5.25
                                                  -----          -------
Outstanding at December 31, 2000 ......           1,515             4.21
     Granted ..........................             404             2.29
     Exercised ........................            (157)            3.00
     Forfeited ........................            (289)            4.01
                                                  -----          -------
Outstanding at December 31, 2001 ......           1,473         $   3.81
                        === ====                  =====         ========

Shares remaining
     available for grant ..............             582
                                                  =====

Total shares vested and exercisable
     as of December 31, 2001 ..........             695         $   4.28
                                                  =====         ========


     The weighted average fair value of options granted during 2001 is $.62.

     During 1999, pursuant to the terms of the plan, grants of 154,000 incentive stock options were cancelled at a price of $9.25 and replacement options granted at a price of $4.75.

     Stock options outstanding at December 31, 2001 are summarized as follows:



     Range of           Number        Weighted Average   Weighted Average
  Exercise Prices     Outstanding      Remaining Life     Exercise Price
  ---------------     -----------      --------------     --------------

   $1.88 - $4.00          849            7.7  Years           $2.69
   $4.01 - $6.00          471            7.8  Years           $4.91
   $6.01 - $9.25          153            5.3  Years           $6.70
   -----   -----        -----            ---                  -----
   $1.88 - $9.25        1,473            7.5  Years           $3.81
   =====   =====        =====            ===                  =====


     Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value of these options was estimated at the date of grant using a
Black-Scholes option pricing model with the following weighted average assumptions for 2001, 2000 and 1999:


                                        2001          2000          1999
                                        ----          ----          ----

Risk-free interest rate                  3.8%          6.3%          5.9%
Dividend yield                           N/A           N/A           N/A
Volatility factor                        42%           40%           39%
Weighted average expected life           7.5 Years     7 Years       6 Years


     Had compensation cost for the Company's stock-based compensation plans and other transactions been determined based on the fair values of the fiscal year 2001, 2000 and 1999 grant dates for those awards, consistent with the requirements of SFAS No. 123, Accounting for Stock-Based Compensation, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):


                                     2001            2000          1999
                                     ----            ----          ----
Net income (loss):
     As reported ..........       $    520      $  (13,448)     $  1,969
     Pro forma ............       $    241      $  (14,053)     $  1,492

Earnings (loss) per share:
     As reported -- Diluted       $    .07      $    (1.71)     $    .23
                 -- Basic         $    .07      $    (1.71)     $    .23

     Proforma    -- Diluted       $    .03      $    (1.79)     $    .18
                 -- Basic         $    .03      $    (1.79)     $    .18


Note 9 - Income Taxes

     The provision (benefit) for income taxes consists of:

                                                  Year ended December 31,
                                                     (In Thousands)
                                                     --------------
                                            2001          2000         1999
                                            ----          ----         ----

Current tax expense:
     Federal .......................      $    13       $  (443)     $   321
     State .........................           28            39          265
     Foreign .......................           98            29          382
                                           ------        ------       ------
                                              139          (375)         968
                                           ------        ------       ------

Deferred income tax:
     Federal .......................          102        (6,950)      (1,084)
     State .........................          (64)       (1,066)          39
     Foreign .......................           66             -            -
                                           ------        ------       ------
                                              104        (8,016)      (1,045)
                                           ------        ------       ------
Provision (benefit) for income taxes      $   243       $(8,391)     $   (77)
                                          =======       =======      =======


     Deferred tax liabilities (assets) are comprised of the following at:

                                                   December 31,
                                                  (In Thousands)
                                                  --------------
                                               2001          2000
                                               ----          ----

Software development expense ......         $    736       $    952
Depreciation ......................              592            616
                                              ------         ------
Gross deferred tax liabilities ....            1,328          1,568
                                              ------         ------

Allowances for bad debts,
  inventory and warranty ..........           (2,505)        (2,990)
Capitalized inventory costs .......             (101)           (99)
Wage and salary accruals ..........             (303)          (343)
Federal net operating loss ........           (6,396)        (6,364)
State net operating loss ..........           (1,278)        (1,116)
Foreign net operating loss ........             (456)          (522)
Foreign tax credit ................             (702)          (533)
Other .............................             (244)          (177)
                                              ------         ------
Gross deferred tax assets .........          (11,985)       (12,144)
                                              ------         ------
                                            $(10,657)      $(10,576)
                                            ========       ========

     Total income tax provision (benefit) differed from total tax expense (benefit) as computed by applying the statutory U.S. federal income tax rate to income before taxes. The reasons were:


                                            Year ended December 31,
                                            -----------------------
                                           2001      2000      1999
                                           ----      ----      ----

Statutory U.S. federal tax rate ......     34.0%    (34.0)%    34.0%
State taxes net of federal benefit ...      2.4        .1       1.6
State NOL ............................     (8.4)     (4.9)       --
Extraterritorial income exclusion ....     (9.5)       --     (30.1)
Prior years' adjustment ..............      1.7        .3      (9.4)
Non deductible expenses ..............      9.4        .4       8.3
Research credit ......................     (6.6)      (.2)     (6.3)
Foreign income taxes .................      8.7       (.1)     (2.8)
Other ................................       .1        --        .6
                                           ----     -----      ----
                                           31.8%    (38.4)%    (4.1)%
                                           ====     =====      ====


     The provision for income taxes is based on income (loss) before income taxes as follows:


                                   Year ended December 31,
                                       (In Thousands)
                                   ----------------------
                              2001          2000            1999
                              ----          ----            ----

Domestic operations        $  1,273      $(20,849)       $  1,465
Foreign operations             (510)         (990)            427
                            -------       -------         -------
     Total ........        $    763      $(21,839)       $  1,892
                           ========      ========        ========



Note 10 - Employee Benefit Plans

     The Company has a deferred profit-sharing retirement plan that covers substantially all employees. The Company's annual contribution to the plan is discretionary. There was no contribution to the plan in 2001. Contributions to the plan in 2000 and 1999 were approximately $257,000 and $1,030,000, respectively. The plan also contains a 401(k) provision that allows employees to contribute a percentage of their salary.

     The Company also maintains an incentive-compensation plan. Participants in the plan are key employees as determined by executive management. Compensation under the plan is based on the achievement of predetermined financial performance goals of the Company and its subsidiaries. Awards under the plan are payable in cash. Awards under the plan totaled $416,000, $0, $360,000 in 2001, 2000 and 1999, respectively.

Note 11 - Contingencies

     The Company is subject to legal proceedings, which arise in the ordinary course of business. In the opinion of management, all matters, which are currently in various stages of litigation, are without merit and the Company intends to defend such claims vigorously. Additionally, U.S. Government contract costs are subject to periodic audit and adjustment. Based on information currently available, management believes that the outcome of any such actions will not materially affect the financial position or results of operations of the Company.

Note 12 - Segment and Related Information

     The Company's reportable segments are strategic business units that have separate management teams and infrastructures that offer different products and services.

     In 2001, the Company has three reportable segments, Restaurant, Industrial and Government. The Restaurant segment offers integrated solutions to the restaurant industry, including industry leading hardware and software applications utilized at the point-of-sale, back of store and corporate office. This segment also offers customer support including field service, installation, twenty-four hour telephone support and depot repair. The Industrial segment, which targets Fortune 500 industrial companies, designs and implements complex integrated transaction processing solutions incorporating its data collection and management software that provide real-time connectivity with multiple host computers, diverse legacy applications, "best-of-breed" software and data input hardware technologies. The Government segment designs and implements advanced technology computer software systems primarily for military and intelligence agency applications. It provides services for operating and maintaining certain U.S. Government-owned naval communication sites, and for planning, executing and evaluating experiments involving new or advanced radar systems. The Company's Vision segment was disposed of in 2000. Inter-segment sales and transfers are not material.

     Information as to the Company's operations in its segments is set forth below:


                                             Year ended December 31,
                                                 (In Thousands)
                                                 --------------
                                          2001         2000        1999
                                          ----         ----        ----

Revenues:
     Restaurant ...................   $  85,224    $  72,676    $ 116,396
     Industrial ...................       2,749        2,668        7,623
     Government ...................      30,510       25,002       20,032
     Vision .......................        --            592          755
                                       --------     --------     --------
           Total ..................   $ 118,483    $ 100,938    $ 144,806
                                      =========    =========    =========

Income (loss) from operations:
     Restaurant ...................   $   1,623    $ (18,940)   $   2,154
     Industrial ...................      (2,335)      (2,556)         463
     Government ...................       1,954        1,285        1,396
     Vision .......................        --           (392)        (468)
     Corporate ....................        (166)        (450)           -
     Nonrecurring (charges) benefit        --           (300)      (1,700)
                                       --------     --------     --------
                                          1,076      (21,353)       1,845
Other income, net .................         848          525          578
Interest expense ..................      (1,161)      (1,011)        (531)
                                       --------     --------     --------
Income (loss) before provision
     for income taxes .............   $     763    $ (21,839)   $   1,892
                                      =========    =========    =========

Identifiable assets:
     Restaurant ...................   $  75,309    $  74,635    $  74,574
     Industrial ...................       2,777        2,322        2,206
     Government ...................       7,700        5,200        6,036
     Vision .......................        --            468        1,112
     Corporate ....................       3,238        2,311        4,179
                                       --------     --------     --------
           Total ..................   $  89,024    $  84,936    $  88,107
                                      =========    =========    =========

Depreciation and amortization:
     Restaurant ...................   $   2,557    $   2,487    $   2,088
     Industrial ...................         335           271          219
     Government ...................         104          113          159
     Vision .......................        --             32           40
     Corporate ....................         495          500          356
                                       --------     --------     --------
           Total ..................   $   3,491    $   3,403    $   2,862
                                      =========    =========    =========

Capital expenditures:
     Restaurant ...................   $     307    $     113    $     950
     Industrial ...................          42          124           58
     Government ...................          83           46          421
     Vision .......................        --             12           36
     Corporate ....................          85          291        3,071
                                       --------     --------     --------
           Total ..................   $     517    $     586    $   4,536
                                      =========    =========    =========


     The following table presents revenues by country based on the location of the use of the product or services.

                                2001          2000           1999
                                ----          ----           ----

United States ...........    $102,066       $ 81,595       $119,378
Other Countries .........      16,417         19,343         25,428
                              -------        -------        -------
    Total ...............    $118,483       $100,938       $144,806
                             ========       ========       ========



     The following table presents property by country based on the location of the asset.

                                2001          2000           1999
                                ----          ----           ----

United States ...........    $ 80,231       $ 76,203       $ 77,438
Other Countries .........       8,793          8,733         10,669
                              -------        -------        -------
    Total ...............    $ 89,024       $ 84,936       $ 88,107
                             ========       ========       ========


     Customers comprising 10% or more of the Company's total revenues are summarized as follows:

                                                  2001         2000         1999
                                                  ----         ----         ----

Restaurant segment:
  McDonald's Corporation ................          30%          32%          38%
  Tricon Corporation ....................          21%          22%          27%
Government segment:
  Department of Defense .................          26%          25%          14%
All Others ..............................          23%          21%          21%
                                                  ---          ---          ---
                                                  100%         100%         100%
                                                  ===          ===          ===

Note 13 - Fair Value of Financial Instruments

     Financial instruments consist of the following:

                                                            December 31, 2001
                                                              (In Thousands)
                                                              --------------
                                                       Carrying            Fair
                                                         Value            Value
                                                         -----            -----

Cash and cash equivalents ....................          $   879          $   879

Notes payable ................................          $14,686          $14,686

Long-term debt ...............................          $ 2,268          $ 2,210


     Fair value of financial instruments classified as current assets or liabilities approximate carrying value due to the short-term maturity of the instruments. The estimated value of the Company's long-term debt is based on interest rates at December 31, 2001 for new issues with similar remaining maturities.

Note 14 - Selected Quarterly Financial Data (Unaudited)

                                                 Quarter ended
                                      (In Thousands Except Per Share Amounts)
                                      ---------------------------------------
          2001                   March 31      June 30   September 30  December 31
          ----                   --------      -------   ------------  -----------

Total revenues .............      $27,215      $29,446      $28,191      $33,631
Gross margin ...............        6,188        6,892        5,632        8,504
Net income .................           49          227           80          164
Diluted and basic
  earnings per share .......      $   .01      $   .03      $   .01      $   .02
                                  =======      =======      =======      =======


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

Allowance for Doubtful
Accounts - deducted from
Accounts Receivable in
the Balance Sheet



2001                        $4,444             1,299                                (1,239)  (a)             $4,504
2000                        $3,415             2,138                                (1,109)  (b)             $4,444
1999                        $1,195             2,837                                  (617)  (c)             $3,415


(a)   Uncollectible accounts written off during 2001.

(b)   Uncollectible accounts written off during 2000.

(c)   Uncollectible accounts written off during 1999.




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

Inventory Reserves
- deducted from Inventory
in the Balance Sheet

2001                        $ 4,171              590                                (1,508)                  $  3,253
2000                        $ 2,208            4,933                                (2,970)                  $  4,171
1999                        $ 2,123            5,683                                (5,598)                  $  2,208



                                   SIGNATURES

     Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              PAR TECHNOLOGY CORPORATION


March 27, 2002                                /s/John W. Sammon, Jr.
                                              ----------------------
                                              John W. Sammon, Jr.
                                              Chairman of Board and President

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

--------------------------------------------------------------------------------
 Signatures                  Title                                  Date
--------------------------------------------------------------------------------

/s/John W. Sammon, Jr.
----------------------
John W. Sammon, Jr.        Chairman of Board and                  March 27, 2002
                           President (Principal
                           Executive Officer)
                           and Director


/s/Charles a. Constantino
-------------------------
Charles A. Constantino     Executive Vice President               March 27, 2002
                           and Director



/s/J. Whitney Haney
-------------------
J. Whitney Haney           Director                               March 27, 2002




/s/Ronald J. Casciano
---------------------
Ronald J. Casciano         Vice President, Chief Financial        March 27, 2002
                           Officer and Treasurer



                                List of Exhibits


Exhibit
 No.        Description of Instrument
--------------------------------------------------------------------------------
3.1      Certificate of Incorporation,                Filed as Exhibit 3.1 to Registration
         as amended                                   Statement on Form S-2 (Registration
                                                      No. 333-04077) of PAR Technology
                                                      Corporation incorporated herein by
                                                      reference.

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

3.3      By-laws, as amended.Filed as                 Statement on Form S-2 (Registration
         Exhibit 3.1 to Registration                  No. 333-04077) of PAR Technology
                                                      Corporation incorporated herein by
                                                      reference.


4       Specimen Certificate representing             Filed as Exhibit 3.1 to Registration
        the Common Stock.                             Statement on Form S-2 (Registration
                                                      No. 333-04077) of PAR Technology
                                                      Corporation incorporated herein by
                                                      reference.

11      Statement re computation of Earnings
        per share.

22      Subsidiaries of the registrant

23      Consent of independent accountants

*       Confidential treatment granted as to certain portions.


                                   EXHIBIT 11

                 STATEMENT RE COMPUTATION OF PER-SHARE EARNINGS
                                 (In Thousands)


                                                   2001       2000        1999
                                                   ----       ----        ----

Diluted Earnings Per Share:
Weighted average shares of
common stock outstanding:

Balance outstanding - beginning of year .....      7,723      8,060       8,549

Weighted average shares
issued during the year ......................          3          -           1

Weighted average shares of
treasury stock acquired .....................          -       (212)       (162)

Incremental shares of common stock
outstanding giving effect to stock
options .....................................         73          -         134
                                                   -----      -----       -----

Weighted balance - end of year ..............      7,799      7,848       8,522
                                                   =====      =====       =====





                                   EXHIBIT 11

                 STATEMENT RE COMPUTATION OF PER-SHARE EARNINGS
                                 (In Thousands)


                                                   2001       2000        1999
                                                   ----       ----        ----

Basic Earnings Per Share:
Weighted average shares of
common stock outstanding:

Balance outstanding - beginning of year .....      7,723      8,060       8,549

Weighted average shares
issued during the year ......................          3          -           1

Weighted average shares of
treasury stock acquired .....................          -       (212)       (162)
                                                   -----      -----       -----

Weighted balance - end of year ..............      7,726      7,848       8,388
                                                   =====      =====       =====

                                   EXHIBIT 22

                   Subsidiaries of PAR Technology Corporation






       Name                                               State of Incorporation
       ----                                               ----------------------


ParTech, Inc. ........................................            New York

PAR Government Systems Corporation ...................            New York

Rome Research Corporation ............................            New York

PAR Vision Systems Corporation .......................            New York

Ausable Solutions, Inc. ..............................            Delaware

                       CONSENT OF INDEPENDENT ACCOUNTANTS





     We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 2-82392, 33-04968, 33-39784, 33-58110, and 33-63095)
of PAR Technology Corporation of our report dated February 4, 2002 relating to the financial statements and financial statement schedules, which appears in this Form 10-K.






PricewaterhouseCoopers LLP

Syracuse, New York
March 28, 2002