Form 10-K/A
period 2001-12-30
PAR TECHNOLOGY CORP
filed 2002-04-03
CIK 708821

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K/A

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

     Hardware. The Company's hardware platform system, POS4XP(TM), is an industry leading state-of-the-art, 64-bit, Pentium(R)-designed system, developed to host the most powerful applications of the restaurant industry. POS4XP(TM)'s design utilizes open architecture with industry standard components, is compatible with the most popular operating systems, and is the first POS hardware system to be certified by Microsoft(R) as Windows(R) NT Compliant(R). POS4XP(TM) supports a distributed processing environment and incorporates an advanced restaurant technology system, utilizing Intel microprocessors, standard PC expansion slots, Ethernet LAN, standard Centronics printer ports as well as USB ports. The hardware system supplies its industry-standard components with features for restaurant applications such as multiple video ports. The POS system utilizes distributed processing architecture to integrate a broad range of PAR and third-party peripherals and is designed to withstand the harsh restaurant environment. The hardware platform has a favorable price-to-performance ratio over the life of the system as a result of its PC compatibility, ease of expansion and high reliability design.

     The PAR Customer Interactive Terminal (CIT) offers an intuitive touch screen interface which integrates the customer into each transaction. The highly configurable PAR CIT design enables presentation of promotional advertisements as well as information capture, such as customer feedback and signatures. It also accepts electronic payments from credit and debit cards and from RF-ID tags. The CIT is user friendly, and is built using the same rugged design, proven technology and software compatibility as our POS4XP(TM).

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
                                    =========   =========    =========   =========   =========




                    SELECTED CONSOLIDATED BALANCE SHEET DATA
                                 (In thousands)

                                       December 31,
                                       ------------
                         2001     2000      1999      1998      1997
                         ----     ----      ----      ----      ----

Working capital ....   $29,406   $27,908   $45,531   $49,189   $52,444
Total assets .......   $89,024   $85,613   $88,511   $93,426   $83,204
Long-term debt .....   $ 2,268   $ 2,323   $     -   $     -   $     -
Shareholders' equity   $47,587   $46,832   $62,143   $62,826   $63,417


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

     Product revenues were $54.4 million in 2001, an increase of 24% from the $44 million recorded in 2000. The growth in product revenue is attributable to the significant recovery of the Company's restaurant business in 2001 after a decline in 2000. The Company added several new accounts in 2001 such as Boston Market and Carnival Cruise Lines. In addition, the Company achieved growth with its traditional customers including Tricon and McDonald's. This turnaround can be attributed to several factors, including the release of the Company's new hardware product, POS4XP(TM), increased demand for its integrated software suite and a general improvement in economic conditions in the Company's marketplace.

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

     Contract revenues were $30.5 million in 2001, an increase of 22% compared to the $25 million recorded in 2000. The continued success of the Company's government business is due to several factors, including various naval contracts to operate and maintain communications in support of fleet operations. The Company has established a growing reputation for outsourcing of Naval Telecommunications activities. Additionally, revenue grew due to the Company's work in mapping certain watershed regions in New York State. In 2001, contract revenues also experienced growth in the areas of logistic tracking of mobile chassis under its Cargo*Mate (TM) contracts.

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

     Research and development expenses were $7.4 million in 2001, a decrease of 26% from the $9.9 million recorded in 2000. This decline is due to the completion of the new POS4XP(TM) system, a reduced investment in the Company's industrial business, and other expense reductions, which were implemented at the end of 2000. Research and development costs attributable to government contracts are included in cost of contract revenues.

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

Liquidity and Capital Resources

     The Company's primary source of liquidity has been from operations and lines of credit with various banks. In 2001, the Company reported net income of $520,000 and an operating cash flow deficit of $309,000. This is a significant improvement from 2000 when the Company reported a net loss of $13.4 million and an operating cash flow deficit of $8 million. This dramatic turnaround was attributable to an increase in capital spending by the Company's restaurant customers, release of the Company's new POS4XP(TM) product, increased demand for the Company's software, and certain cost reductions implemented by the Company at the end of 2000.

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






PricewaterhouseCoopers LLP

Syracuse, New York
February 4, 2002


CONSOLIDATED BALANCE SHEETS
(In Thousands Except Share Amounts)

                                                       December 31,
                                                       ------------
                                                     2001        2000
                                                     ----        ----
Assets
Current Assets:
     Cash ......................................   $    879    $  1,199
     Accounts receivable-net (Note 4) ..........     36,934      30,400
     Inventories-net (Note 5) ..................     24,469      25,911
     Income tax refund claims ..................         95         733
     Deferred income taxes (Note 9) ............      2,883       4,255
     Other current assets ......................      3,315       1,868
                                                    -------     -------
         Total current assets ..................     68,575      64,366
                                                    -------     -------

Property, plant and equipment - net (Note 6) ...      9,471      10,963
Deferred income taxes ..........................      7,774       6,321
Other assets ...................................      3,204       3,963
                                                    -------     -------
                                                   $ 89,024    $ 85,613
                                                   ========    ========
Liabilities and Shareholders' Equity
Current Liabilities:
     Notes payable (Note 7) ....................   $ 14,686    $ 13,856
     Accounts payable ..........................     11,290       8,800
     Accrued salaries and benefits .............      4,580       4,208
     Accrued expenses ..........................      2,274       2,765
     Deferred service revenue ..................      6,339       6,829
                                                    -------     -------
         Total current liabilities .............     39,169      36,458
                                                    -------     -------
Long-term debt (Note 7) ........................      2,268       2,323
                                                    -------     -------
Shareholders' Equity (Note 8):
     Preferred stock, $.02 par value,
       1,000,000 shares authorized .............       --          --
     Common stock, $.02 par value,
       19,000,000 shares authorized;
       9,674,466 and 9,516,711 shares issued
       7,880,760 and 7,723,005 outstanding .....        193         190
     Capital in excess of par value ............     28,541      28,071
     Retained earnings .........................     29,263      28,743
     Accumulated other comprehensive loss ......     (1,441)     (1,203)
       Treasury stock, at cost, 1,793,706 shares     (8,969)     (8,969)
                                                    -------     -------
         Total shareholders' equity ............     47,587      46,832
                                                    -------     -------
                                                   $ 89,024    $ 85,613
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

Note 2 - Business Operations

     In 2001, the Company reported net income of $520,000 and an operating cash flow deficit of $309,000. This is a significant improvement from 2000 when the Company reported a net loss of $13.4 million and an operating cash flow deficit of $8 million. This dramatic turnaround was attributable to an increase in capital spending by the Company's restaurant customers, release of the Company's new POS4XP(TM) product, increased demand for the Company's integrated software and to cost reductions made in personnel and discretionary expenses over the last year. In addition, the Company was successful in obtaining new customers in 2001. The Company is continuing to pursue strategic initiatives involving new technology and business alliances. These initiatives are focused on new markets for the Company's products as well as further penetration into the restaurant market.

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

     Future minimum lease payments under all noncancelable operating leases are (in thousands):

                    2002               $1,143
                    2003                  697
                    2004                  511
                    2005                  422
                    2006                  335
                    Thereafter            306
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

     Information as to the Company's operations in its segments is set forth below:

                                             Year ended December 31,
                                                 (In Thousands)
                                                 --------------
                                          2001         2000        1999
                                          ----         ----        ----
Revenues:
     Restaurant ...................   $  85,224    $  72,676    $ 116,396
     Industrial ...................       2,749        2,668        7,623
     Government ...................      30,510       25,002       20,032
     Vision .......................        --            592          755
                                       --------     --------     --------
           Total ..................   $ 118,483    $ 100,938    $ 144,806
                                      =========    =========    =========

Income (loss) from operations:
     Restaurant ...................   $   1,623    $ (18,940)   $   2,154
     Industrial ...................      (2,335)      (2,556)         463
     Government ...................       1,954        1,285        1,396
     Vision .......................        --           (392)        (468)
     Corporate ....................        (166)        (450)           -
     Nonrecurring (charges) benefit        --           (300)      (1,700)
                                       --------     --------     --------
                                          1,076      (21,353)       1,845
Other income, net .................         848          525          578
Interest expense ..................      (1,161)      (1,011)        (531)
                                       --------     --------     --------
Income (loss) before provision
     for income taxes .............   $     763    $ (21,839)   $   1,892
                                      =========    =========    =========
Identifiable assets:
     Restaurant ...................   $  75,309    $  74,635    $  74,574
     Industrial ...................       2,777        2,322        2,206
     Government ...................       7,700        5,200        6,036
     Vision .......................        --            468        1,112
     Corporate ....................       3,238        2,988        4,583
                                       --------     --------     --------
           Total ..................   $  89,024    $  85,613    $  88,511
                                      =========    =========    =========
Depreciation and amortization:
     Restaurant ...................   $   2,557    $   2,487    $   2,088
     Industrial ...................         335          271          219
     Government ...................         104          113          159
     Vision .......................        --             32           40
     Corporate ....................         495          500          356
                                       --------     --------     --------
           Total ..................   $   3,491    $   3,403    $   2,862
                                      =========    =========    =========
Capital expenditures:
     Restaurant ...................   $     307    $     113    $     950
     Industrial ...................          42          124           58
     Government ...................          83           46          421
     Vision .......................        --             12           36
     Corporate ....................          85          291        3,071
                                       --------     --------     --------
           Total ..................   $     517    $     586    $   4,536
                                      =========    =========    =========


     The following table presents revenues by country based on the location of the use of the product or services.

                                2001          2000           1999
                                ----          ----           ----

United States ...........    $102,066       $ 81,595       $119,378
Other Countries .........      16,417         19,343         25,428
                              -------        -------        -------
    Total ...............    $118,483       $100,938       $144,806
                             ========       ========       ========



     The following table presents property by country based on the location of the asset.

                                2001          2000           1999
                                ----          ----           ----

United States ...........    $ 80,231       $ 76,880       $ 77,842
Other Countries .........       8,793          8,733         10,669
                              -------        -------        -------
    Total ...............    $ 89,024       $ 85,613       $ 88,511
                             ========       ========       ========


     Customers comprising 10% or more of the Company's total revenues are summarized as follows:

                                                  2001         2000         1999
                                                  ----         ----         ----

Restaurant segment:
  McDonald's Corporation ................          30%          32%          38%
  Tricon Corporation ....................          21%          22%          27%
Government segment:
  Department of Defense .................          26%          25%          14%
All Others ..............................          23%          21%          21%
                                                  ---          ---          ---
                                                  100%         100%         100%
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