Form 10-Q
period 2002-03-31
PAR TECHNOLOGY CORP
filed 2002-05-14
CIK 708821

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                                    FORM 10-Q

     [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

       For the Quarter Ended March 31, 2002. Commission File Number 1-9720

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

     The number of shares outstanding of registrant's common stock, as of April 30, 2002 - 7,885,760 shares.

                           PAR TECHNOLOGY CORPORATION


                                TABLE OF CONTENTS
                                    FORM 10-Q


                                     PART 1
                              FINANCIAL INFORMATION



   Item Number
   -----------

      Item 1.    Financial Statements
                 -  Consolidated Statement of Income for
                    the Three Months Ended March 31, 2002
                    and 2001

                 - Consolidated Statement of Comprehensive Income for the Three Months Ended March 31, 2002 and 2001

                 -  Consolidated Balance Sheet at
                    March 31, 2002 and December 31, 2001

                 -  Consolidated Statement of Cash Flows
                    for the Three Months Ended
                    March 31, 2002 and 2001

                 -  Notes to Consolidated Financial Statements



      Item 2.    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


                                     PART II
                                OTHER INFORMATION


      Item 6.    Exhibits and Reports on Form 8-K

      Signatures

      Exhibit Index

Item 1.
Financial Statements
PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(In Thousands Except Per Share Amounts)
(Unaudited)
                                                          For the Three Months
                                                             Ended March 31,
                                                         ----------------------
                                                           2002           2001
                                                         --------      --------
Net revenues:
     Product .......................................     $ 15,819      $ 12,177
     Service .......................................        8,800         7,882
     Contract ......................................        9,499         7,156
                                                         --------      --------
                                                           34,118        27,215
                                                         --------      --------
Costs of sales:
     Product .......................................       10,853         7,967
     Service .......................................        7,207         6,311
     Contract ......................................        8,991         6,749
                                                         --------      --------
                                                           27,051        21,027
                                                         --------      --------
           Gross margin ............................        7,067         6,188
                                                         --------      --------
Operating expenses:
     Selling, general and administrative ...........        4,649         4,037
     Research and development ......................        1,756         2,045
                                                         --------      --------
                                                            6,405         6,082
                                                         --------      --------
Income from operations .............................          662           106
Other income, net ..................................          129           338
Interest expense ...................................         (217)         (355)
                                                         --------      --------

Income before provision for income taxes ...........          574            89
Provision for income taxes .........................          201            40
                                                         --------      --------
Net income .........................................     $    373      $     49
                                                         ========      ========

Basic and Diluted earnings per common share ........     $    .05      $    .01
                                                         ========      ========
Weighted average shares outstanding
     Diluted .......................................        7,998         7,724
                                                         ========      ========
     Basic .........................................        7,881         7,723
                                                         ========      ========

PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(In Thousands)
(Unaudited)                                                For the Three Months
                                                             Ended March 31,
                                                         ----------------------
                                                           2002           2001
                                                         --------      --------

Net income ............................................  $    373      $     49
Other comprehensive income (loss) net of tax:
     Foreign currency translation adjustments .........        37          (363)
                                                         --------      --------
Comprehensive income (loss) ...........................  $    410      $   (314)
                                                         ========      ========

PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(In Thousands Except Share Amounts)
                                                          March 31,
                                                            2002    December 31,
Assets                                                   ---------- ------------
Current Assets:
     Cash ............................................    $    838     $    879
     Accounts receivable-net .........................      30,849       36,934
     Inventories-net .................................      27,571       24,469
     Income tax refund claims ........................        --             95
     Deferred income taxes ...........................       2,692        2,883
     Other current assets ............................       2,536        3,315
                                                          --------     --------
         Total current assets ........................      64,486       68,575

Property, plant and equipment-net ....................       9,224        9,471
Deferred income taxes ................................       7,841        7,774
Other assets .........................................       2,948        3,204
                                                          --------     --------
                                                          $ 84,499     $ 89,024
                                                          ========     ========
Liabilities and Shareholders' Equity
Current Liabilities:
     Notes payable ...................................    $ 12,136     $ 14,686
     Accounts payable ................................       9,735       11,290
     Accrued salaries and benefits ...................       3,718        4,580
     Accrued expenses ................................       2,089        2,274
     Deferred service revenue ........................       6,571        6,339
                                                          --------     --------
         Total current liabilities ...................      34,249       39,169
                                                          --------     --------
Long-term debt .......................................       2,253        2,268
                                                          --------     --------

Shareholders' Equity:
     Preferred stock, $.02 par value,
       1,000,000 shares authorized ...................        --           --
     Common stock, $.02 par value,
       19,000,000 shares authorized;
       9,674,466 shares issued
       7,880,760 outstanding .........................         193          193
     Capital in excess of par value ..................      28,541       28,541
     Retained earnings ...............................      29,636       29,263
     Accumulated other comprehensive loss ............      (1,404)      (1,441)
       Treasury stock, at cost, 1,793,706 shares .....      (8,969)      (8,969)
                                                          --------     --------
         Total shareholders' equity ..................      47,997       47,587
                                                          --------     --------
                                                          $ 84,499     $ 89,024
                                                          ========     ========

PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(In Thousands)
                                   (Unaudited)
                                                            For the Three Months
                                                               Ended March 31,
                                                             ------------------
                                                               2002       2001
                                                             -------    -------
Cash flows from operating activities:
   Net income .............................................  $   373     $   49
   Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation and amortization ........................      843        714
     Provision for bad debts ..............................      254         86
     Provision for obsolete inventory .....................      446        441
     Deferred income taxes ................................      124        158
    Increase (decrease) from changes in:
       Accounts receivable ................................    5,831      2,352
       Inventories ........................................   (3,548)     1,725
       Income tax refund claims ...........................       95        (84)
       Other current assets ...............................      779       (440)
       Accounts payable ...................................   (1,555)    (2,541)
       Accrued salaries and benefits ......................     (862)      (271)
       Accrued expenses ...................................     (185)      (388)
       Deferred service revenue ...........................      232        738
                                                             -------    -------
        Net cash provided by operating activities .........    2,827      2,539
                                                             -------    -------
   Cash flows from investing activities
     Capital expenditures .................................     (230)      (151)
     Capitalization of software costs .....................     (110)      (313)
                                                             -------    -------
        Net cash used by investing activities .............     (340)      (464)
                                                             -------    -------

   Cash flows from financing activities:
     Net borrowings (payments) under
        line-of-credit agreements .........................   (2,550)      (474)
     Payments of long-term debt ...........................      (15)       (14)
                                                             -------    -------
         Net cash used by financing activities ............   (2,565)      (488)
                                                             -------    -------
    Effect of exchange rate changes on cash
      and cash equivalents ................................       37       (363)
                                                             -------    -------
    Net increase (decrease) in cash and cash equivalents ..      (41)     1,224
    Cash and cash equivalents at beginning of year ........      879      1,199
                                                             -------    -------
    Cash and cash equivalents at end of period ............  $   838    $ 2,423
                                                             =======    =======

   Supplemental disclosures of cash flow information: Cash paid during the year for:
     Interest .............................................  $   243    $   315
     Income taxes paid, net of refunds ....................      (22)        17

                   PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1. The statements for the three months ended March 31, 2002 and 2001 are unaudited; in the opinion of the Company such unaudited statements include all adjustments (which comprise only normal recurring accruals) necessary for a fair presentation of the results for such periods. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2002. The consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes for the years ended in December 31, 2001 and 2000 included in the Company's December 31, 2001 Annual Report to the Securities and Exchange Commission on Form 10-K.

2. Inventories are used primarily in the manufacture, maintenance, and service of transaction processing systems. Inventories are net of related reserves. The components of inventory are:


                                          (In Thousands)
                                           ------------

                                      March 31,     December 31,
                                       2002            2001
                                    ---------        ---------

Finished goods ...............       $ 5,390          $ 5,414
Work in process ..............         1,753            1,868
Component parts ..............         4,742            3,602
Service parts ................        15,686           13,585
                                     -------          -------
                                     $27,571          $24,469
                                     =======          =======


     At March 31, 2002 and December 31, 2001, the Company had recorded reserves for obsolete inventory of $3,235,000 and $3,253,000, respectively.

3. In June 2001, the Financial Accounting Standards Board approved Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets", ("SFAS 142"). The Company adopted SFAS 142 effective January 1, 2002. Under this standard, amortization of goodwill is to be discontinued upon adoption of SFAS 142.

     During the quarter ended March 31, 2002, the Company performed test of goodwill as of January 1, 2002. We tested for impairment using the two-step process prescribed in SFAS 142. The first step is a screen for potential

                   PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     impairment. The second step, which has been determined not to be necessary, measures the amount of any impairment. No impairment losses have been recognized as a result of these tests. The following is a reconciliation assuming goodwill had been accounted for in accordance with SFAS 142 in the quarter ended March 31, 2001:

                                              Three Months Ended
                                                   March 31,
                                               2002       2001
                                             --------    -------

Reported net income ................           $373        $ 49
Adjustments (net of income taxes)

    Add back:  Goodwill amortization            --           20
                                               ----        ----
Adjusted net income ................           $373        $ 69
                                               ====        ====


4. The Company's reportable segments are strategic business units that have separate management teams and infrastructures that offer different products and services.

     In 2002, the Company has three reportable segments, Restaurant, Government and Industrial. The Restaurant segment offers integrated solutions to the restaurant industry. These offerings include industry leading hardware and software applications utilized at the point-of-sale, back of store and corporate office. This segment also offers customer support including field service, installation, twenty-four hour telephone support and depot repair. The Government segment designs and implements advanced technology computer software systems primarily for military and intelligence agency applications. It provides services for operating and maintaining certain U.S. Government-owned communication and test sites, and for planning, executing and evaluating experiments involving new or advanced radar systems. It is also involved in developing technology to track mobile chassis. The Industrial segment, which targets Fortune 500 industrial companies, designs and implements complex integrated transaction processing solutions incorporating its data collection and management software that provide real-time connectivity with multiple host computers, diverse legacy applications, "best-of-breed" software and data input hardware technologies. Inter-segment sales and transfers are not material.

     Information as to the Company's operations in these three segments is set forth below:

                                                  Quarter ended March 31,
                                                      (In Thousands)
                                                -------------------------
                                                   2002           2001
                                                ----------     ----------
Revenues:
     Restaurant ........................         $ 23,822       $ 19,259
     Government ........................            9,499          7,156
     Industrial ........................              797            800
                                                 --------       --------
           Total .......................         $ 34,118       $ 27,215
                                                 ========       ========
Income (loss) from operations:
     Restaurant ........................         $    608       $     31
     Government ........................              484            318
     Industrial ........................             (430)          (243)
                                                 --------       --------
                                                      662            106
Other income, net ......................              129            338
Interest expense .......................             (217)          (355)
                                                 --------       --------
Income before provision
     for income taxes ..................         $    574       $     89
                                                 ========       ========

Depreciation and amortization:
     Restaurant ........................         $    611       $    542
     Government ........................               28             25
     Industrial ........................               87             16
     Corporate .........................              117            131
                                                 --------       --------
           Total .......................         $    843       $    714
                                                 ========       ========
Capital expenditures:
     Restaurant ........................         $    110       $     93
     Government ........................               35             30
     Industrial ........................             --                2
     Corporate .........................               85             26
                                                 --------       --------
           Total .......................         $    230       $    151
                                                 ========       ========

     The following table presents revenues by geographic area based on the location of the use of the product or services.


                                                 Quarter ended March 31,
                                                      (In Thousands)
                                                -------------------------
                                                   2002           2001
                                                ----------     ----------


United States ..........................         $ 30,849       $ 23,086
Other Countries ........................            3,269          4,129
                                                 --------       --------
      Total ............................         $ 34,118       $ 27,215
                                                 ========       ========

     Customers comprising 10% or more of the Company's total revenues are summarized as follows:


                                              Quarter ended March 31,
                                                 2002         2001
                                               -------      -------
Restaurant segment:
    McDonald's Corporation .............          27%         30%
    Tricon Corporation .................          20%         23%
Government segment:
    Department of Defense ..............          28%         26%
All Others .............................          25%         21%
                                                 ---         ---
                                                 100%        100%
                                                 ===         ===



                                                March 31,    December 31,
                                                  2002          2001
                                               ---------      --------

Identifiable assets:
     Restaurant ........................         $72,406        $75,309
     Government ........................           6,277          7,700
     Industrial ........................           2,633          2,777
     Corporate .........................           3,183          3,238
                                                 -------        -------
           Total .......................         $84,499        $89,024
                                                 =======        =======



     The following table presents property by geographic area based on the location of the asset.


                                                 March 31,    December 31,
                                                   2002          2001
                                                ---------      --------

United States ..........................         $76,414        $80,231
Other Countries ........................           8,085          8,793
                                                 -------        -------
      Total ............................         $84,499        $89,024
                                                 =======        =======

 Item 2
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                          QUARTER ENDED MARCH 31, 2002
                                  COMPARED WITH
                          QUARTER ENDED MARCH 31, 2001


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

     The following discussion and analysis highlights items having a significant effect on operations during the quarter ended March 31, 2002. It may not be indicative of future operations or earnings. It should be read in conjunction with the Consolidated Financial Statements and Notes thereto and other financial and statistical information appearing elsewhere in this report.

     The Company reported revenues of $34.1 million for the first quarter ended 2002, an increase of 25% from the $27.2 million reported in 2001. The Company recorded net income of $373,000 or diluted earnings per share of $.05 for 2002. This compares to net income of $49,000 or diluted earnings per share of $.01 for 2001.

     Product revenues were $15.8 million in 2002, an increase of 30 % from the $12.2 million recorded in 2001. This is entirely due to increased sales in the Company's Restaurant business. This was the result of improving market conditions, the acceptance of our new POS4XP(TM) product and some new accounts including Boston Market, Carnival Cruise Lines and the Turning Stone Casino. Sales also increased to Tricon and McDonald's.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                          QUARTER ENDED MARCH 31, 2002
                                  COMPARED WITH
                          QUARTER ENDED MARCH 31, 2001


     Customer service revenues were $8.8 million in 2002, an increase of 12% from the $7.9 million in 2001. This increase was attributable to revenue deriving from the installation of equipment shipped in the fourth quarter of last year, which was installed in the first quarter of 2002. The Company's service offerings include installation, twenty-four hour help desk support and various field and on-site service options.

     Contract revenues were $9.5 million in 2002, an increase of 33% when compared to the $7.2 million recorded in the same period in 2001. This increase is primarily due to the Company's continuing success in the operating and maintaining outsourced operations of U.S. Navy telecommunication centers in support of fleet operations. The Company has become a recognized leader in the conversion of military communications facilities to contractor operations. The increase in revenue is also attributable to a floodplain-mapping contract with the New York State Department of Environment Conservation. Additionally, contract revenues grew as a result of our emerging logistics management business, which involves the tracking of mobile chassis under its Cargo*Mate(TM) contracts.

     Product margins were 31.4% for 2002 compared to 34.6% for the same period in 2001. This decline was due to an unfavorable product mix in the Company's industrial business where the software content of revenue was lower in the first quarter of 2002 compared to 2001. Also contributing to the decline were lower margins in restaurant products due to increased software amortization costs.

     Customer service margins were 18.1% in 2002 compared to 19.9% for the same period in 2001. This margin decrease resulted from field service startup expenses related to the support of the Company's new Boston Market account.

     Contract margins were 5.3% in 2002 compared to 5.7% for the same period in 2001. Margins on the Company's government contract business typically run between 5% and 6%.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                          QUARTER ENDED MARCH 31, 2002
                                  COMPARED WITH
                          QUARTER ENDED MARCH 31, 2001


     Selling, general and administrative expenses were $4.6 million in 2002 versus $4 million for the same period in 2001, an increase of 15%. This increase is primarily the result of some executive salary adjustments. Last year, as part of the Company's turn around plan, a salary reduction program was initiated. This program was terminated in the fourth quarter of 2001 and normal pay was reinstated reflecting the return to profitability of the business.

     Research and development expenses were $1.8 million in 2002, a decrease of 14% from the $2 million recorded for the same period in 2001. This decline resulted from a cost reduction in the Company's industrial business and the completion of certain restaurant development projects. Research and development costs attributable to government contracts are included in cost of contract revenues.

     Interest expense represents interest charged on the Company's short-term borrowing requirements from banks and from long-term debt. Interest expense was $217,000 for the first quarter of 2002, a 39% decrease from the $355,000 reported in the first quarter of 2001. This decline was primarily due to a lower borrowing rate in 2002 compared to 2001.

Liquidity and Capital Resources

     The Company's primary source of liquidity has been from operations and lines of credit with various banks. In the first quarter of 2002, the Company generated cash flow from operating activities of $2.8 million compared to $2.5 million in 2001. The primary factor contributing to the first quarter 2002 positive cash flow was a reduction in account receivable. Improved collections, a reduction in inventory and cost cutting measures taken by the Company in the fourth quarter of 2000 all contributed to the positive cash flow in the first quarter of 2001.

     Cash used in investing activities was $340,000 in 2002 versus $464,000 in 2001. In 2002, capital expenditures were primarily for improvements to the
Company's   headquarter  facility  and  for  normal  operational  needs  in  the restaurant segment. In addition, the Company capitalized $110,000 of software costs. In 2001, capital expenditures were primarily for improvements to the Company's customer service facility in Boulder, Colorado. The Company also capitalized $313,000 of software costs.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                          QUARTER ENDED MARCH 31, 2002
                                  COMPARED WITH
                          QUARTER ENDED MARCH 31, 2001


     Cash used by financing activities was $2.6 million in 2002 compared to $488,000 in 2001. In 2002, the Company reduced it line of credit borrowings by $2.6 million. In 2001, the Company reduced its line-of-credit borrowings by $474,000.

     The Company currently has line-of-credit agreements, which aggregate $20 million with certain banks. At March 31, 2002, $12.1 million was outstanding under these agreements. The Company continues to review its existing debt structure and credit availability. The Company believes that it has adequate financial resources to meet its future liquidity and capital requirements in 2002.

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                          QUARTER ENDED MARCH 31, 2002
                                  COMPARED WITH
                          QUARTER ENDED MARCH 31, 2001


     The Company's contract revenues result primarily from contract services performed for the United States Government under a variety of cost-reimbursement, time-and-material and fixed-price contracts. Contract revenues, including fees and profits, are recorded as services are performed using the percentage-of-completion method of accounting, primarily based on contract costs incurred to date compared with estimated costs at completion. Anticipated losses on all contracts and programs in process are recorded in full when identified. Unbilled accounts receivable are stated at estimated realizable value. Contract costs, including indirect expenses, are subject to audit and adjustment through negotiations between the Company and government representatives. Contract revenues have been recorded in amounts that are expected to be realized on final settlement. The Company follows accepted industry practice and records contract amounts retained by the government as a current asset.

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

     The Company has intangible assets on its balance sheet that includes computer software costs and goodwill related to acquisitions. The valuation of these assets and the assignment of useful amortization lives involve significant judgments and the use of estimates. The testing of these intangibles for impairment under established accounting guidelines also requires significant use of judgment and assumptions. Changes in business conditions could potentially require future adjustments to asset valuations.

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                          QUARTER ENDED MARCH 31, 2002
                                  COMPARED WITH
                          QUARTER ENDED MARCH 31, 2001


Quantitative and Qualitative Disclosures about Market Risk

     Inflation had little effect on revenues and related costs during the first quarter of 2002. Management anticipates that margins will be maintained at acceptable levels to minimize the effects of inflation, if any.

     The Company has total interest bearing short-term debt of approximately $12.1 million at March 31, 2002. Management believes that increases in short-term rates could have an adverse effect on the Company's 2002 results.

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





            None during the first quarter of 2002.

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





Date: May 14, 2002



                                        RONALD J. CASCIANO
                                        ----------------------------------------
                                        Ronald J. Casciano
                                        Vice President, Chief Financial Officer
                                        and Treasurer

                                  Exhibit Index



                                                            Sequential
                                                               Page
    Exhibit                                                    Number
    -------                                                    ------


      11        -  Statement re computation                   E-1, E-2
                    of per-share earnings

                                   Exhibit 11


                    COMPUTATION OF WEIGHTED AVERAGE NUMBER OF
                             SHARES OF COMMON STOCK
                                 (In Thousands)





                                                        For the Three Months
                                                           Ended March 31,
                                                        --------------------
                                                            2002     2001
                                                          -------   --------


Diluted Earnings Per Share:
Weighted average shares of
Common Stock outstanding:
Balance outstanding - beginning of period ........         7,881     7,723

Incremental shares of common stock
outstanding giving effect to stock options .......           117         1
                                                           -----     -----

Weighted balance - end of period .................         7,998     7,724
                                                           =====     =====

                                   Exhibit 11


                    COMPUTATION OF WEIGHTED AVERAGE NUMBER OF
                             SHARES OF COMMON STOCK
                                 (In Thousands)






                                                        For the Three Months
                                                           Ended March 31,
                                                        --------------------
                                                            2002     2001
                                                          -------   --------


Basic Earnings Per Share:
Weighted average shares of
Common Stock outstanding:
Balance outstanding - beginning of period ........         7,881     7,723
                                                           -----     -----

Weighted balance - end of period .................         7,881     7,723
                                                           =====     =====