Form 10-Q
period 2002-06-30
PAR TECHNOLOGY CORP
filed 2002-08-12
CIK 708821

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                                    FORM 10-Q

     [ X ]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

       For the Quarter Ended June 30, 2002. Commission File Number 1-9720

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

     The number of shares outstanding of registrant's common stock, as of July 31, 2002 - 7,900,760 shares.

                           PAR TECHNOLOGY CORPORATION


                                TABLE OF CONTENTS
                                    FORM 10-Q


                                     PART 1
                              FINANCIAL INFORMATION


   Item Number

      Item 1.      Financial Statements

                   -  Consolidated Statement of Income for
                      the Three and Six Months Ended June 30, 2002 and 2001

                   - Consolidated Statement of Comprehensive Income for the Three and Six Months Ended June 30, 2002 and 2001

                   -  Consolidated Balance Sheet at
                      June 30, 2002 and December 31, 2001

                   -  Consolidated Statement of Cash Flows
                      for the Six Months Ended June 30, 2002 and 2001

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


      Item 6.              Exhibits and Reports on Form 8-K


      Signatures


      Exhibit Index

Item 1.
Financial Statements
PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(In Thousands Except Per Share Amounts)
(Unaudited)

                                           For the three months     For the six months
                                              ended June 30,          ended June 30,
                                           --------------------    --------------------
                                              2002       2001        2002        2001
                                           --------    --------    --------    --------
Net revenues:
     Product ...........................   $ 16,831    $ 13,081    $ 32,650    $ 25,258
     Service ...........................      9,644       8,667      18,444      16,549
     Contract ..........................      9,116       7,698      18,615      14,854
                                           --------    --------    --------    --------
                                             35,591      29,446      69,709      56,661
                                           --------    --------    --------    --------
Costs of sales:
     Product ...........................     11,419       8,681      22,272      16,648
     Service ...........................      8,166       6,630      15,373      12,941
     Contract ..........................      8,439       7,243      17,430      13,992
                                           --------    --------    --------    --------
                                             28,024      22,554      55,075      43,581
                                           --------    --------    --------    --------
           Gross margin ................      7,567       6,892      14,634      13,080
                                           --------    --------    --------    --------
Operating expenses:
     Selling, general and administrative      5,096       4,510       9,745       8,547
     Research and development ..........      1,617       1,914       3,373       3,959
                                           --------    --------    --------    --------
                                              6,713       6,424      13,118      12,506
                                           --------    --------    --------    --------
Income from operations .................        854         468       1,516         574
Other income, net ......................        181         212         310         550
Interest expense .......................       (208)       (325)       (425)       (680)
                                           --------    --------    --------    --------
Income before provision for
     income taxes ......................        827         355       1,401         444
Provision for income taxes .............        260         128         461         168
                                           --------    --------    --------    --------
Net income .............................   $    567    $    227    $    940    $    276
                                           ========    ========    ========    ========
Basic and Diluted earnings
     per common share ..................   $    .07    $    .03    $    .12    $    .04
                                           ========    ========    ========    ========
Weighted average shares outstanding
     Diluted ...........................      8,279       7,791       8,164       7,765
                                           ========    ========    ========    ========
     Basic .............................      7,891       7,723       7,886       7,723
                                           ========    ========    ========    ========

PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(In Thousands)
(Unaudited)
                                           For the three months     For the six months
                                               ended June 30,         ended June 30,
                                           --------------------    --------------------
                                              2002       2001        2002        2001
                                           --------    --------    --------    --------
Net income .......................         $    567    $    227    $    940    $    276
Other comprehensive income (loss),
     net of tax:
     Foreign currency translation
     adjustments .................              376          (5)        413        (368)
                                           --------    --------    --------    --------
Comprehensive income (loss) ......         $    943    $    222    $  1,353    $    (92)
                                           ========    ========    ========    ========

PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(In Thousands Except Share Amounts)
                                                  June 30,
                                                    2002    December 31,
Assets                                          (Unaudited)    2001
                                                 --------    --------
Current Assets:
     Cash ....................................   $    416    $    879
     Accounts receivable-net .................     30,359      36,934
     Inventories .............................     28,699      24,469
     Income tax refund claims ................       --            95
     Deferred income taxes ...................      3,244       2,883
     Other current assets ....................      2,647       3,315
                                                 --------    --------
         Total current assets ................     65,365      68,575

Property, plant and equipment - net ..........      9,104       9,471
Deferred income taxes ........................      7,091       7,774
Other assets .................................      3,073       3,204
                                                 --------    --------
                                                 $ 84,633    $ 89,024
                                                 ========    ========
Liabilities and Shareholders' Equity
Current Liabilities:
     Notes payable ...........................   $ 12,338    $ 14,686
     Accounts payable ........................      8,115      11,290
     Accrued salaries and benefits ...........      4,383       4,580
     Accrued expenses ........................      2,508       2,274
     Deferred service revenue ................      6,061       6,339
                                                 --------    --------
         Total current liabilities ...........     33,405      39,169
                                                 --------    --------
Long-term debt ...............................      2,239       2,268
                                                 --------    --------
Shareholders' Equity:
     Preferred stock, $.02 par value,
       1,000,000 shares authorized ...........       --          --
     Common stock, $.02 par value,
       19,000,000 shares authorized;
       9,694,466 and 9,674,466 shares issued
       7,900,760 and 7,880,760 outstanding ...        194         193
     Capital in excess of par value ..........     28,589      28,541
     Retained earnings .......................     30,203      29,263
     Accumulated comprehensive loss ..........     (1,028)     (1,441)
     Treasury stock, at cost, 1,793,706 shares     (8,969)     (8,969)
                                                 --------    --------
         Total shareholders' equity ..........     48,989      47,587
                                                 --------    --------
                                                 $ 84,633    $ 89,024
                                                 ========    ========

PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(In Thousands)
                                   (Unaudited)
                                                        For the six months
                                                          ended June 30,
                                                        ------------------
                                                           2002      2001
                                                        --------   -------
Cash flows from operating activities:
   Net income .......................................   $   940    $   276
   Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation and amortization ..................     1,615      1,624
     Provision for bad debts ........................       510        222
     Provision for obsolete inventory ...............     1,198        665
     Deferred income taxes ..........................       322        122
     Increase (decrease) from changes in:
       Accounts receivable ..........................     6,065         15
       Inventories ..................................    (5,428)     2,594
       Income tax refund claims .....................        95         56
       Other current assets .........................       668       (494)
       Other assets .................................      (200)      --
       Accounts payable .............................    (3,175)    (2,545)
       Accrued salaries and benefits ................      (197)       116
       Accrued expenses .............................       234       (572)
       Income taxes payable .........................      --          456
       Deferred service revenue .....................      (278)       485
                                                        -------    -------
        Net cash provided by operating activities ...     2,369      3,020
                                                        -------    -------
   Cash flows from investing activities:
     Capital expenditures ...........................      (578)      (300)
     Capitalization of software costs ...............      (339)      (452)
                                                        -------    -------
        Net cash used in investing activities .......      (917)      (752)
                                                        -------    -------
   Cash flows from financing activities:
     Net payments under line-of-credit agreements ...    (2,348)    (2,381)
     Payments on long-term debt obligations .........       (29)       (27)
     Proceeds from the exercise of stock options ....        49       --
                                                        -------    -------
         Net cash used in financing activities ......    (2,328)    (2,408)
                                                        -------    -------
    Effect of exchange rate changes on cash
      and cash equivalents ..........................       413       (368)
                                                        -------    -------
    Net decrease in cash and cash equivalents .......      (463)      (508)
    Cash and cash equivalents at beginning of year ..       879      1,199
                                                        -------    -------
    Cash and cash equivalents at end of period ......   $   416    $   691
                                                        =======    =======
   Supplemental disclosures of cash flow information:
   Cash paid during the year for:
     Interest .......................................   $   441    $   612
     Income taxes, net of refunds ...................         8       (481)

                   PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The statements for the three and six months ended June 30, 2002 and 2001 are unaudited; in the opinion of the Company such unaudited statements include all adjustments (which comprise only normal recurring accruals) necessary for a fair presentation of the results for such periods. The consolidated financial statements for the year ending December 31, 2002 are subject to adjustment at the end of the year when they will be audited by independent accountants. The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2002. The consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes for the years ended in December 31, 2001 and 2000 included in the Company's December 31, 2001 Annual Report to the Securities and Exchange Commission on Form 10-K.

2. Inventories are primarily used in the manufacture and service of Restaurant products. The components of inventory, net of related reserves, consist of the following:


                                                (In Thousands)
                                            June 30,     December 31,
                                           ---------     -----------

              Finished goods ..........     $ 6,116        $ 5,414
              Work in process .........       1,931          1,868
              Component parts .........       4,762          3,602
              Service parts ...........      15,890         13,585
                                            -------        -------
                                            $28,699        $24,469
                                            =======        =======


     At June 30, 2002 and December 31, 2001, the Company had recorded reserves for obsolete inventory of $3,821,000 and $3,253,000, respectively.

                   PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)



3. In June 2001, the Financial Accounting Standards Board approved Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets", ("SFAS 142"). We adopted SFAS 142 effective January 1, 2002. Under this standard, amortization of goodwill and certain intangible assets, including certain intangibles recorded as a result of past business combinations, is to be discontinued upon adoption of SFAS 142.

     During 2002, we performed tests of goodwill as of January 1, 2002. We tested for impairment using the two-step process prescribed in SFAS 142. The first step is a screen for potential impairment. The second step, which has been determined not to be necessary, measures the amount of any impairment. No impairment losses have been recognized as a result of these tests. The balance of goodwill at June 30, 2002 is $598,000.

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

     Information as to the Company's operations in its segments is set forth below (in thousands):

                                 For the three months      For the six months
                                     ended June 30,          ended June 30,
                                 --------------------    --------------------
                                    2002       2001        2002        2001
                                 --------    --------    --------    --------
Revenues:
     Restaurant ..............   $ 26,145    $ 21,183    $ 49,967    $ 40,442
     Government ..............      9,116       7,698      18,615      14,854
     Industrial ..............        330         565       1,127       1,365
                                 --------    --------    --------    --------
           Total .............   $ 35,591    $ 29,446    $ 69,709    $ 56,661
                                 ========    ========    ========    ========
Income (loss) from operations:
     Restaurant ..............   $    901    $    771    $  1,509    $    816
     Government ..............        665         433       1,149         751
     Industrial ..............       (687)       (736)     (1,117)       (979)
     Corporate ...............        (25)       --           (25)        (14)
                                 --------    --------    --------    --------
                                      854         468       1,516         574
Other income, net ............        181         212         310         550
Interest expense .............       (208)       (325)       (425)       (680)
                                 --------    --------    --------    --------
Income before provision
     for income taxes ........   $    827    $    355    $  1,401    $    444
                                 ========    ========    ========    ========
Depreciation and amortization:
     Restaurant ..............   $    552    $    606    $  1,163    $  1,148
     Government ..............         26          25          54          50
     Industrial ..............         75         151         162         167
     Corporate ...............        119         128         236         259
                                 --------    --------    --------    --------
           Total .............   $    772    $    910    $  1,615    $  1,624
                                 ========    ========    ========    ========
Capital expenditures:
     Restaurant ..............   $    318    $     85    $    428    $    178
     Government ..............       --            12          35          42
     Industrial ..............       --            14        --            16
     Corporate ...............         30          38         115          64
                                 --------    --------    --------    --------
           Total .............   $    348    $    149    $    578    $    300
                                 ========    ========    ========    ========


     The following table presents revenues by geographic area based on the location of the use of the product or services.

                                 For the three months      For the six months
                                     ended June 30,          ended June 30,
                                 --------------------    --------------------
                                    2002       2001        2002        2001
                                 --------    --------    --------    --------

     United States ...........   $ 32,007    $ 25,370    $ 62,856    $ 48,456
     Other Countries .........      3,584       4,076       6,853       8,205
                                 --------    --------    --------    --------
           Total .............   $ 35,591    $ 29,446    $ 69,709    $ 56,661
                                 ========    ========    ========    ========

     Customers comprising 10% or more of the Company's total revenues are summarized as follows:


                                 For the three months   For the six months
                                     ended June 30,        ended June 30,
                                 --------------------   ------------------
                                   2002     2001          2002       2001
                                  ------   ------       -------    -------

Restaurant Segment:
     McDonald's Corporation        32%       30%           29%        30%
     Tricon Corporation ...        23%       26%           22%        25%
Government Segment:
     Department of Defense         26%       26%           27%        26%
All Others ................        19%       18%           22%        19%
                                  ---       ---           ---        ---
                                  100%      100%          100%       100%
                                  ===       ===           ===        ===


                                           June 30,      December 31,
                                             2002           2001
                                           --------      -----------
Identifiable assets:
     Restaurant ...................         $71,661        $75,309
     Government ...................           5,833          7,700
     Industrial ...................           1,996          2,777
     Corporate ....................           5,143          3,238
                                            -------        -------
           Total ..................         $84,633        $89,024
                                            =======        =======



     The following table presents property by geographic area based on the location of the asset.


                                            June 30,     December 31,
                                              2002          2001
                                           --------       --------

United States .....................         $76,331        $80,231
Other Countries ...................           8,302          8,793
                                            -------        -------
      Total .......................         $84,633        $89,024
                                            =======        =======

 Item 2
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           QUARTER ENDED JUNE 30, 2002
                                  COMPARED WITH
                           QUARTER ENDED JUNE 30, 2001


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

     The following discussion and analysis highlights items having a significant effect on operations during the quarter ended June 30, 2002. It may not be indicative of future operations or earnings. It should be read in conjunction with the Consolidated Financial Statements and Notes thereto and other financial and statistical information appearing elsewhere in this report.

     The Company reported revenues of $35.6 million for the second quarter ended 2002, an increase of 21% from the $29.4 million reported in 2001. The Company recorded net income of $567,000 or diluted earnings per share of $.07 for 2002. This compares to net income of $227,000 or diluted earnings per share of $.03 for 2001.

     Product revenues were $16.8 million in 2002, an increase of 29% from the $13.1 million recorded in 2001. Demand for the Company's restaurant products, including the new POS4XP(TM), remains strong. In particular, sales increased to certain of the Company's traditional customers including McDonald's and Yum! Brands. Also contributing to the revenue growth were sales to the Company's newer accounts, including Boston Market and Carnival Cruise Lines.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           QUARTER ENDED JUNE 30, 2002
                                  COMPARED WITH
                           QUARTER ENDED JUNE 30, 2001


     Customer service revenues were $9.6 million in 2002, an increase of 11% from the $8.7 million in 2001. Higher installation revenue and increased service opportunities in support of an expanded installed base were responsible for the increase. The Company's service offerings include installation, twenty-four hour help desk support and various field and on-site service options.

     Contract revenues were $9.1 million in 2002, an increase of 18% when compared to the $7.7 million recorded in the same period in 2001. This increase resulted from in the expanded scope of our I/T outsourcing contracts for facility operations at strategic U.S. Navy Telecommunication sites across the globe. These operations directly support fleet operations. The Company has become a recognized leader in the conversion of military I/T communications facilities to contractor operations. Additionally, contract revenues grew as a result of our emerging logistics management business, which involves the tracking of mobile chassis under its Cargo*Mate(TM) contracts.

     Product margins were 32.2% for 2002 compared to 33.6% for the same period in 2001. Margins declined slightly due to a less favorable product mix in the Company's Restaurant business. Software content of revenue was lower in the second quarter of 2002 compared to 2001.

     Customer service margins were 15.3% in 2002 compared to 23.5% for the same period in 2001. This margin decrease resulted from field service startup expenses related to the support of the Company's new Boston Market account. The margin was also impacted by the increased use of third party organizations to meet certain installation commitments.

     Contract margins were 7.4% in 2002 versus 5.9% for the same period in 2001. Margins benefited from the initial system sales of the Company's Cargo*Mate(TM) system. Margins on the Company's government contract business historically run between 5% and 6%.

     Selling, general and administrative expenses were $5.1 million in 2002 versus $4.5 million for the same period in 2001, an increase of 13%. This increase is primarily the result of some executive salary adjustments. Last

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           QUARTER ENDED JUNE 30, 2002
                                  COMPARED WITH
                           QUARTER ENDED JUNE 30, 2001


year, as part of the Company's plan to return to profitability following losses incurred in 2000, a salary reduction program was initiated. This program was terminated in the fourth quarter of 2001 and normal pay was reinstated reflecting the return to profitability of the business. Additionally, sales and marketing expenses of the Restaurant business increased which is directly related to the growth in product revenue.


     Research and development expenses were $1.6 million in 2002, a decrease of 16% from the $1.9 million recorded for the same period in 2001. This decline resulted from a cost reduction in the Company's Industrial business and the completion of certain restaurant development projects. Research and development costs attributable to government contracts are included in cost of contract revenues.

     Interest expense represents interest charged on the Company's short-term borrowing requirements from banks and from long-term debt. The 36% decrease to $208,000 in 2002 was primarily due to a lower borrowing rate in 2002 than in 2001.

     The Company's Industrial segment continues to incur losses. This is the result of a combination of an economic downturn in this market sector and a long sales cycle in negotiating and obtaining final contracts. The Company is attempting to contain expenses in this segment while pursuing the award of a major contract.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                         SIX MONTHS ENDED JUNE 30, 2002
                                  COMPARED WITH
                         SIX MONTHS ENDED JUNE 30, 2001


     The Company reported revenues of $69.7 million for the six months ended 2002, an increase of 23% from the $56.7 million reported in 2001. The Company recorded net income of $940,000 or diluted earnings per share of $.12 for 2002. This compares to net income of $276,000 or diluted earnings per share of $.04 for 2001.

     Product revenues were $32.7 million in 2002, an increase of 29% from the $25.3 million recorded in 2001. This is due to increased sales in the Company's Restaurant business. New account sales included Boston Market, Carnival Cruise Lines and the Turning Stone Casino. Additionally, sales increased to certain traditional customers including McDonald's and Yum! Brands.

     Customer service revenues were $18.4 million in 2002, an increase of 11% from the $16.5 million in 2001. This increase was attributable to revenue derived from the installation of equipment as product sales rose. An increase in the number of service contracts also contributed to this revenue growth.

     Contract revenues were $18.6 million in 2002, an increase of 25% when compared to the $14.9 million recorded for the same period in 2001. This increase is primarily due to the increase in scope of the Company's I/T outsourcing contracts for strategic U.S. Navy Telecommunication sites. The increase in revenue is also attributable to a floodplain-mapping contract with the New York State Department of Environment Conservation. Additionally, contract revenues grew as a result of the Company's Cargo*Mate(TM) contracts.

     Product margins were 31.8% for 2002 compared to 34.1% for the same period in 2001. This decline was due to a change in product mix in the Company's Restaurant and Industrial segments where the software content of revenue was lower in the first half of 2002 compared to 2001.

     Customer service margins were 16.7% in 2002 compared to 21.8% for the same period in 2001. This margin decrease resulted from field service startup expenses related to the support of the Company's new Boston Market account and increased use of third parties for certain installation activities.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                         SIX MONTHS ENDED JUNE 30, 2002
                                  COMPARED WITH
                         SIX MONTHS ENDED JUNE 30, 2001


     Contract margins were 6.4% in 2002 compared to 5.8% in 2001. Margins on the Company's government contract business historically run between 5% and 6%.

     Selling, general and administrative expenses were $9.7 million in 2002 versus $8.5 million for the same period in 2001, an increase of 14%. This increase is primarily the result of the executive salary reduction program that was initiated in 2001. This program was part of the Company's plan to return to profitability in 2001. The program was terminated in the fourth quarter of 2001. There were also smaller increases in sales and marketing expenses related to the higher sales volume.

     Research and development expenses were $3.4 million in 2002, a decrease of 15% from the $4 million recorded for the same period in 2001. This decline resulted from a cost reduction in the Company's Industrial business and the completion of certain restaurant development projects.

     Interest expense represents interest charged on the Company's short-term borrowing requirements from banks and from long-term debt. The 37% decrease to $425,000 in 2002 was primarily due to a lower borrowing rate in 2002 than in 2001.

Liquidity and Capital Resources

     The Company's primary source of liquidity has been from operations and lines of credit with various banks. The Company generated cash flow from operating activities of $2.4 million in 2002 compared to $3 million in 2001. The primary factor contributing to the 2002 positive cash flow was a reduction in accounts receivable. This was partially offset by an increase in inventory to meet current demand. Improved collections, a reduction in inventory and cost cutting measures taken by the Company in the fourth quarter of 2000 all contributed to the positive cash flow in the first half of 2001.

     Cash used in investing activities was $917,000 in 2002 versus $752,000 in 2001. In 2002, capital expenditures were primarily for improvements to the
Company's headquarter facility and for normal operational needs in the restaurant segment. In addition, the Company capitalized $339,000 of software

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                         SIX MONTHS ENDED JUNE 30, 2002
                                  COMPARED WITH
                         SIX MONTHS ENDED JUNE 30, 2001


costs. In 2001, capital expenditures were primarily for improvements to the Company's customer service facility in Boulder, Colorado. The Company also capitalized $452,000 of software costs.

     Cash used in financing activities was $2.3 million in 2002 compared to $2.4 million in 2001. The Company reduced its line-of-credit borrowings by $2.3 million in 2002, and by $2.4 million in 2001. million.

     The Company currently has line-of-credit agreements, which aggregate $20 million with certain banks. At June 30, 2002, $12.3 million was outstanding under these agreements. The Company continues to review its existing debt structure and credit availability. One line totaling $7.5 million expires on September 30, 2002. The remaining line of $12.5 million expires on April 30, 2003. The Company believes that it has adequate financial resources to meet its future liquidity and capital requirements in 2002.

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                         SIX MONTHS ENDED JUNE 30, 2002
                                  COMPARED WITH
                         SIX MONTHS ENDED JUNE 30, 2001


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

     The Company has intangible assets on its balance sheet that includes computer software costs and goodwill related to acquisitions. The valuation of these assets and the assignment of useful amortization lives involve significant judgments and the use of estimates. The testing of these intangibles for impairment under established accounting guidelines also requires significant use of judgment and assumptions. Changes in business conditions could potentially require future adjustments to these assets.

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                         SIX MONTHS ENDED JUNE 30, 2002
                                  COMPARED WITH
                         SIX MONTHS ENDED JUNE 30, 2001


Quantitative and Qualitative Disclosures about Market Risk

     Inflation had little effect on revenues and related costs during the first half of 2002. Management anticipates that margins will be maintained at acceptable levels to minimize the effects of inflation, if any.

     The Company has total interest bearing short-term debt of approximately $12.3 million at June 30, 2002. Management believes that increases in short-term rates could have an adverse effect on the Company's 2002 results.

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

Item 6.  Exhibits and Reports on Form 8-K


                                List of Exhibits



         Exhibit No.                     Description of Instrument
         -----------                     -------------------------

             11                Statement re computation of per-share earnings

             99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

             99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002






Reports on Form 8-K



                   None during the second quarter of 2002.

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




                                           PAR TECHNOLOGY CORPORATION
                                           --------------------------
                                                  (Registrant)





Date:  August 12, 2002

                                       /s/RONALD J. CASCIANO
                                       ----------------------------------------
                                       Ronald J. Casciano
                                       Vice President, Chief Financial Officer
                                       and Treasurer

                                  Exhibit Index




                   Exhibit
                   -------

                      11           -  Statement re computation
                                     of per-share earnings

                      99.1         - Certification Pursuant to 18 U.S.C.
                                     Section 1350, as Adopted Pursuant to
                                     Section 906 of the Sarbanes-Oxley Act
                                     of 2002

                      99.2         - Certification Pursuant to 18 U.S.C.
                                     Section 1350, as Adopted Pursuant to
                                     Section 906 of the Sarbanes-Oxley Act
                                     of 2002

                                   Exhibit 11


        COMPUTATION OF WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK
                                 (In Thousands)



                                                           For the three months
                                                               ended June 30,
                                                         -----------------------
                                                           2002            2001
                                                         -----------------------
Diluted Earnings Per Share:

Weighted average shares of
Common stock outstanding:

Balance outstanding - beginning of period                 7,881            7,723

Weighted average shares issued                               10               --

Incremental shares of common stock
outstanding giving effect to stock options                  388               68
                                                       --------        ---------
Weighted balance - end of period                          8,279            7,791
                                                      =========        =========



                                                            For the three months
                                                               ended June 30,
                                                         -----------------------
                                                           2002            2001
                                                         -----------------------
Basic Earnings Per Share:

Weighted average shares of
Common stock outstanding:

Balance outstanding - beginning of period                 7,881            7,723

Weighted average shares issued                               10               --
                                                      ---------        ---------
Weighted balance - end of period                          7,891            7,723
                                                      =========        =========

                                   Exhibit 11


        COMPUTATION OF WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK
                                 (In Thousands)


                                                             For the six months
                                                               ended June 30,
                                                         -----------------------
                                                           2002            2001
                                                         -----------------------
Diluted Earnings Per Share:

Weighted average shares of
Common stock outstanding:

Balance outstanding - beginning of period                 7,881            7,723

Weighted average shares issued                                5               --

Incremental shares of common stock
outstanding giving effect to stock options                  278               42
                                                       --------        ---------
Weighted balance - end of period                          8,164            7,765
                                                       ========        =========


                                                             For the six months
                                                               ended June 30,
                                                         -----------------------
                                                           2002            2001
                                                         -----------------------
Basic Earnings Per Share:

Weighted average shares of
Common stock outstanding:

Balance outstanding - beginning of period                 7,881            7,723

Weighted average shares issued                                5               --
                                                      ---------        ---------
Weighted balance - end of period                          7,886            7,723
                                                      =========        =========

                               Exhibit 99.1


                           PAR TECHNOLOGY CORPORATION
                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of PAR Technology Corporation (the Company) on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, John W. Sammon, Chairman of the Board and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350 as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:


(1) The Report fully complies with the requirement of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.





/s/ John W. Sammon
------------------
John W. Sammon
Chairman of the Board and Chief Executive Officer

August 12, 2002

                                  Exhibit 99.2


                           PAR TECHNOLOGY CORPORATION
                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of PAR Technology Corporation (the Company) on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Ronald J. Casciano, VP, C.F.O. & Treasurer of the Company, certify, pursuant to 18 U.S.C. ss. 1350 as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:


(1) The Report fully complies with the requirement of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.





/s/ Ronald J. Casciano
----------------------
Ronald J. Casciano
VP, C.F.O. & Treasurer

August 12, 2002