Form 10-Q
period 2002-09-30
PAR TECHNOLOGY CORP
filed 2002-11-14
CIK 708821

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                                    FORM 10-Q

     [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

     For the Quarter Ended September 30, 2002. Commission File Number 1-9720

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

     The number of shares outstanding of registrant's common stock, as of October 31, 2002 - 7,932,360 shares.

                           PAR TECHNOLOGY CORPORATION


                                TABLE OF CONTENTS
                                    FORM 10-Q


                                     PART 1
                              FINANCIAL INFORMATION


   Item Number
   -----------

      Item 1.    Financial Statements
                 -  Consolidated Statement of Income for
                    the Three and Nine Months Ended September 30, 2002 and 2001

                 - Consolidated Statement of Comprehensive Income for the Three and Nine Months Ended September 30, 2002 and 2001

                 -  Consolidated Balance Sheet at
                    September 30, 2002 and December 31, 2001

                 -  Consolidated Statement of Cash Flows
                    for the Nine Months Ended September 30, 2002 and 2001

                 -  Notes to Consolidated Financial Statements



      Item 2.    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


                                     PART II
                                OTHER INFORMATION


      Item 4.    Controls and Procedures


      Item 6.    Exhibits and Reports on Form 8-K


      Signatures

      Certifications

      Exhibit Index

Item 1.
Financial Statements
PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(In Thousands Except Per Share Amounts)
(Unaudited)

                                                 For the three months      For the nine months
                                                  ended September 30,       ended September 30,
                                                ----------------------    ----------------------
                                                   2002        2001         2002          2001
                                                ---------    ---------    ---------    ---------
Net revenues:
     Product ................................   $  14,694    $  11,371    $  46,217    $  35,264
     Service ................................       9,222        8,522       27,666       25,071
     Contract ...............................       9,403        7,681       28,019       22,535
                                                ---------    ---------    ---------    ---------
                                                   33,319       27,574      101,902       82,870
                                                ---------    ---------    ---------    ---------
Costs of sales:
     Product ................................       9,703        7,848       31,341       23,974
     Service ................................       7,296        7,070       22,669       20,011
     Contract ...............................       8,599        7,255       26,029       21,247
                                                ---------    ---------    ---------    ---------
                                                   25,598       22,173       80,039       65,232
                                                ---------    ---------    ---------    ---------
           Gross margin .....................       7,721        5,401       21,863       17,638
                                                ---------    ---------    ---------    ---------
Operating expenses:
     Selling, general and administrative ....       5,082        3,483       13,823       11,122
     Research and development ...............       1,226        1,059        3,992        4,104
                                                ---------    ---------    ---------    ---------
                                                    6,308        4,542       17,815       15,226
                                                ---------    ---------    ---------    ---------
Income from operations ......................       1,413          859        4,048        2,412
Other income, net ...........................         255          210          565          760
Interest expense ............................        (235)        (214)        (660)        (894)
                                                ---------    ---------    ---------    ---------
Income before provision for
     income taxes ...........................       1,433          855        3,953        2,278
Provision for income taxes ..................        (537)        (280)      (1,312)        (834)
                                                ---------    ---------    ---------    ---------
Income from continuing operations ...........         896          575        2,641        1,444
                                                ---------    ---------    ---------    ---------
Discontinued operations:
     Loss from operations of
        discontinued segment (including
        loss on disposal of $830,000 in 2002)      (1,329)        (737)      (2,448)      (1,716)
     Income tax benefit .....................         498          242          812          628
                                                ---------    ---------    ---------    ---------
     Loss on discontinued operations ........        (831)        (495)      (1,636)      (1,088)
                                                ---------    ---------    ---------    ---------

Net income ..................................   $      65    $      80    $   1,005    $     356
                                                =========    =========    =========    =========


Item 1.
Financial Statements
PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(In Thousands Except Per Share Amounts)
(Unaudited)

                                                 For the three months      For the nine months
                                                  ended September 30,       ended September 30,
                                                ----------------------    ----------------------
                                                   2002        2001         2002          2001
                                                ---------    ---------    ---------    ---------
Earnings per share:
Basic:
     Income from continuing operations ......   $     .11    $     .07    $     .33    $     .19
     Loss from discontinued operations ......   $    (.11)   $    (.06)   $    (.21)   $    (.14)
        Net income ..........................   $     .01    $     .01    $     .13    $     .05

Diluted:
     Income from continuing operations ......   $     .11    $     .07    $     .32    $     .19
     Loss from discontinued operations ......   $    (.10)   $    (.06)   $    (.20)   $    (.14)
        Net income ..........................   $     .01    $     .01    $     .12    $     .05


Weighted average shares outstanding
     Diluted ................................       8,328        7,846        8,216        7,789
                                                =========    =========    =========    =========
     Basic ..................................       7,901        7,723        7,891        7,723
                                                =========    =========    =========    =========




PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(In Thousands)
(Unaudited)

                                                 For the three months      For the nine months
                                                  ended September 30,       ended September 30,
                                                ----------------------    ----------------------
                                                   2002        2001         2002          2001
                                                ---------    ---------    ---------    ---------
Net income ..................................   $   65       $   80       $1,005       $  356
Other comprehensive income (loss), net of tax:
     Foreign currency translation adjustments       22           72          435         (296)
                                                ------       ------       ------       ------
Comprehensive income ........................   $   87       $  152       $1,440       $   60
                                                ======       ======       ======       ======

PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(In Thousands Except Share Amounts)
                                                 September 30,
                                                     2002     December 31,
Assets                                            (Unaudited)    2001
                                                   --------    --------
Current Assets:
     Cash ......................................   $    992    $    879
     Accounts receivable-net ...................     29,198      36,934
     Inventories ...............................     29,131      24,469
     Income tax refund claims ..................       --            95
     Deferred income taxes .....................      3,262       2,883
     Other current assets ......................      3,233       3,315
     Total assets of discontinued operation ....        430        --
                                                   --------    --------
         Total current assets ..................     66,246      68,575

Property, plant and equipment - net ............      8,953       9,471
Deferred income taxes ..........................      7,057       7,774
Other assets ...................................      2,791       3,204
                                                   --------    --------
                                                   $ 85,047    $ 89,024
                                                   ========    ========
Liabilities and Shareholders' Equity
Current Liabilities:
     Notes payable .............................   $ 12,828    $ 14,686
     Accounts payable ..........................      6,693      11,290
     Accrued salaries and benefits .............      4,511       4,580
     Accrued expenses ..........................      2,833       2,274
     Deferred service revenue ..................      6,226       6,339
     Total liabilities of discontinued operation        656        --
                                                   --------    --------
         Total current liabilities .............     33,747      39,169
                                                   --------    --------
Long-term debt .................................      2,224       2,268
                                                   --------    --------
Shareholders' Equity:
     Preferred stock, $.02 par value,
       1,000,000 shares authorized .............       --          --
     Common stock, $.02 par value,
       19,000,000 shares authorized;
       9,694,466 and 9,674,466 shares issued
       7,900,760 and 7,880,760 outstanding .....        194         193
     Capital in excess of par value ............     28,589      28,541
     Retained earnings .........................     30,268      29,263
     Accumulated comprehensive loss ............     (1,006)     (1,441)
     Treasury stock, at cost, 1,793,706 shares .     (8,969)     (8,969)
                                                   --------    --------
         Total shareholders' equity ............     49,076      47,587
                                                   --------    --------
                                                   $ 85,047    $ 89,024
                                                   ========    ========

PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(In Thousands)
(Unaudited)
                                                       For the nine months
                                                        ended September 30,
                                                       --------------------
                                                          2002       2001
                                                        -------    -------
Cash flows from operating activities:
   Net income .......................................   $ 1,005    $   356
   Adjustments to reconcile net income to net cash
    provided by operating activities:
      Net loss from discontinued operations .........     1,636      1,088
     Depreciation and amortization ..................     2,176      2,270
     Provision for bad debts ........................     1,041        360
     Provision for obsolete inventory ...............     1,728        838
     Deferred income taxes ..........................       338        137
     Increase (decrease) from changes in:
       Accounts receivable ..........................     6,695       (149)
       Inventories ..................................    (6,390)     1,940
       Income tax refund claims .....................        95        656
       Other current assets .........................        82     (1,037)
       Other assets .................................      (200)      --
       Accounts payable .............................    (4,597)    (1,731)
       Accrued salaries and benefits ................       (69)      (185)
       Accrued expenses .............................       559       (871)
       Income taxes payable .........................      --          (79)
       Deferred service revenue .....................      (113)       425
                                                        -------    -------
        Net cash provided by continuing
          operating activities ......................     3,986      4,018
        Net cash used in discontinued operations ....      (932)    (1,156)
                                                        -------    -------
        Net cash provided by operating activities ...     3,054      2,862
                                                        -------    -------
   Cash flows from investing activities:
     Capital expenditures ...........................      (977)      (430)
     Capitalization of software costs ...............      (546)      (590)
                                                        -------    -------
        Net cash used in investing activities .......    (1,523)    (1,020)
                                                        -------    -------
   Cash flows from financing activities:
     Net payments under line-of-credit agreements ...    (1,858)    (1,342)
     Payments on long-term debt obligations .........       (44)       (41)
     Proceeds from the exercise of stock options ....        49       --
                                                        -------    -------
         Net cash used in financing activities ......    (1,853)    (1,383)
                                                        -------    -------
    Effect of exchange rate changes on cash
      and cash equivalents ..........................       435       (296)
                                                        -------    -------
    Net increase in cash and cash equivalents .......       113        163
    Cash and cash equivalents at beginning of year ..       879      1,199
                                                        -------    -------
    Cash and cash equivalents at end of period ......   $   992    $ 1,362
                                                        =======    =======
   Supplemental disclosures of cash flow information:
   Cash paid during the year for:
     Interest .......................................   $   656    $   833
     Income taxes, net of refunds ...................        66       (488)

                   PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The statements for the three and nine months ended September 30, 2002 and 2001 are unaudited; in the opinion of the Company such unaudited statements include all adjustments (which comprise only normal recurring accruals) necessary for a fair presentation of the results for such periods. The consolidated financial statements for the year ending December 31, 2002 are subject to adjustment at the end of the year when they will be audited by independent accountants. The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2002. The consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes for the years ended in December 31, 2001 and 2000 included in the Company's December 31, 2001 Annual Report to the Securities and Exchange Commission on Form 10-K.

2. During the third quarter of 2002, the Company recorded an after tax loss of $831,000 or $.10 per diluted share resulting from the discontinuance of its Industrial segment. The Company's decision to close down its unprofitable Industrial Software business unit, Ausable Solutions, Inc., followed a trend of continuous losses over the past 18 months, which resulted from an economic downturn in the IT software market with corresponding delays of anticipated contracts. This decision will allow the Company to focus on its two core businesses, Restaurant and Government.

     A summary of net  revenues and pre-tax  operating  results and total assets
     and  liabilities  of   discontinued   operations  are  detailed  below  (in
     thousands):

                            For the three months   For the nine months
                             ended September 30,   ended September 30,
                             -------------------   ------------------
                               2002       2001       2002      2001
                             --------   --------   --------  --------

Net revenues .............   $   239    $   617    $ 1,366    $ 1,982
Pre-tax loss from
   discontinued operations   $(1,329)   $  (737)   $(2,448)   $(1,716)

                                                                 September 30,
                                                                    2002
                                                                 (Unaudited)
                                                                 -----------
Discontinued Assets:
     Cash ................................................           $ 87
     Accounts receivable-net .............................            288
     Other current assets ................................             55
                                                                     ----
              Total assets of discontinued operations ....           $430
                                                                     ====

Discontinued Liabilities:
     Accounts payable ....................................           $ 68
     Accrued salaries and benefits .......................            327
     Other current liabilities ...........................            261
                                                                     ----
              Total liabilities of discontinued operations           $656
                                                                     ====

                   PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


3. Inventories are primarily used in the manufacture and service of Restaurant products. The components of inventory, net of related reserves, consist of the following:

                                               (In Thousands)

                                         September 30,  December 31,
                                             2002           2001
                                           --------       --------

         Finished goods ...............     $ 6,091        $ 5,414
         Work in process ..............       1,714          1,868
         Component parts ..............       4,962          3,602
         Service parts ................      16,364         13,585
                                            -------        -------
                                            $29,131        $24,469
                                            =======        =======


     At September 30, 2002 and December 31, 2001, the Company had recorded reserves for obsolete inventory of $4,428,000 and $3,253,000, respectively.

4. In June 2001, the Financial Accounting Standards Board approved Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets", ("SFAS 142"). The Company adopted SFAS 142 effective January 1, 2002. Under this standard, amortization of goodwill and certain intangible assets, including certain intangibles recorded as a result of past business combinations, is to be discontinued upon adoption of SFAS 142. Instead, all goodwill with indefinite lives will be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. The net book value of goodwill of continuing operations was $598,000 at September 30, 2002.

     SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets," was issued in August 2001. SFAS No. 144 provides new guidance on the recognition of impairment and losses on long-lived assets to be held and used or to be disposed of and also broadens the definition of what constitutes a discontinued operation and how the results of discontinued operations are to be measured and presented. SFAS No. 144 supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of," and a portion of Accounting Principle Board (APB) No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of Segment of a Business," while retaining many of the requirements of these two statements. Under SFAS No. 144, discontinued operations are no longer measured on a net realizable value basis, and future operating losses are no longer recognized before they occur.

     As further described in Note 2, the Company has announced the discontinuation of its Industrial Segment and has adopted the provisions of SFAS 144 regarding the measurement, recognition and disclosure of this discontinued operation.

5. The Company's reportable segments are strategic business units that have separate management teams and infrastructures that offer different products and services.

                   PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)



     The Company has two reportable segments, Restaurant and Government. The Restaurant Segment offers integrated solutions to the restaurant industry. These offerings include industry leading hardware and software applications utilized at the point-of-sale, back of store and corporate office. This segment also offers customer support including field service, installation, twenty-four hour telephone support and depot repair. The Government segment designs and implements advanced technology computer software systems primarily for military and intelligence agency applications. It provides services for operating and maintaining certain U.S. Government-owned communication and test sites, and for planning, executing and evaluating experiments involving new or advanced radar systems. It is also involved in developing technology to track mobile chassis. As discussed in Note 2, the Company discontinued its Industrial segment in the third quarter of 2002. Inter-segment sales and transfers are not material.

     Information as to the Company's operations in its segments is set forth below (in thousands):

                                 For the three months     For the nine months
                                  ended September 30,     ended September 30,
                                ---------------------    ---------------------
                                   2002        2001         2002        2001
                                ---------   ---------    ---------   ---------
Revenues:
     Restaurant ..............  $  23,916   $  19,893    $  73,883   $  60,335
     Government ..............      9,403       7,681       28,019      22,535
                                ---------   ---------    ---------   ---------
           Total .............  $  33,319   $  27,574    $ 101,902   $  82,870
                                =========   =========    =========   =========
Income (loss) from
  continuing operations:
     Restaurant ..............  $     681   $     492    $   2,191   $   1,308
     Government ..............        732         410        1,882       1,161
     Other ...................       --           (43)         (25)        (57)
                                ---------   ---------    ---------   ---------
                                    1,413         859        4,048       2,412
Other income, net ............        255         210          565         760
Interest expense .............       (235)       (214)        (660)       (894)
                                ---------   ---------    ---------   ---------
Income before provision
     for income taxes ........  $   1,433   $     855    $   3,953   $   2,278
                                =========   =========    =========   =========
Depreciation and amortization:
     Restaurant ..............  $     538   $     625    $   1,701   $   1,773
     Government ..............         22          26           76          76
     Other ...................        163         162          399         421
                                ---------   ---------    ---------   ---------
           Total .............  $     723   $     813    $   2,176   $   2,270
                                =========   =========    =========   =========
Capital expenditures:
     Restaurant ..............  $     356   $      57    $     784   $     235
     Government ..............       --            41           35          83
     Other ...................         43          32          158         112
                                ---------   ---------    ---------   ---------
           Total .............  $     399   $     130    $     977   $     430
                                =========   =========    =========   =========


     The following table presents revenues by geographic area based on the location of the use of the product or services.

                                  For the three months     For the nine months
                                  ended September 30,     ended September 30,
                                ---------------------    ---------------------
                                   2002        2001         2002        2001
                                ---------   ---------    ---------   ---------

United States ................  $ 29,713    $ 24,116     $ 91,442    $  71,207
Other Countries ..............     3,606       3,458       10,460       11,663
                                --------    --------     --------    ---------
      Total ..................  $ 33,319    $ 27,574     $101,902    $  82,870
                                ========    ========     ========    =========

     Customers comprising 10% or more of the Company's total revenues are summarized as follows:


                                    For the three months  For the nine months
                                     ended September 30,  ended September 30,
                                      ----------------     ----------------
                                       2002      2001       2002      2001
                                      ------    ------     ------    -----

Restaurant Segment:
     McDonald's Corporation .......     33%       30%        31%       31%
     YUM! Brands Inc. .............     23%       18%        22%       23%
Government Segment:
     Department of Defense ........     28%       28%        27%       27%
All Others ........................     16%       24%        20%       19%
                                       ---       ---        ---       ---
                                       100%      100%       100%      100%
                                       ===       ===        ===       ===


                                      September 30,   December 31,
                                          2002           2001
                                      ------------    -----------
      Identifiable assets:
         Restaurant ..............       $71,912        $75,309
         Government ..............         6,651          7,700
         Industrial ..............           430          2,777
         Other ...................         6,054          3,238
                                         -------        -------
               Total .............       $85,047        $89,024
                                         =======        =======



     The following table presents property by geographic area based on the location of the asset.


                                    September 30,   December 31,
                                        2002           2001
                                     ----------     ----------

         United States ...........     $78,329        $80,231
         Other Countries .........       6,718          8,793
                                       -------        -------
                Total ............     $85,047        $89,024
                                       =======        =======

Item 2
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                        QUARTER ENDED SEPTEMBER 30, 2002
                                  COMPARED WITH
                        QUARTER ENDED SEPTEMBER 30, 2001


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

     The following discussion and analysis highlights items having a significant effect on operations during the quarter ended September 30, 2002. It may not be indicative of future operations or earnings. It should be read in conjunction with the Consolidated Financial Statements and Notes thereto and other financial and statistical information appearing elsewhere in this report.

     For the third quarter ended September 30, 2002, PAR Technology Corporation reported revenues from continuing operations of $33.3 million compared to $27.6 million in the third quarter 2001, an increase of 21%. Income from continuing operations was $896,000, a 56% increase over the $575,000 earned in the third quarter one year ago. The Company reported diluted net income per share from continuing operations of $0.11 for this quarter, a 57% increase over the $0.07 reported for the same period a year earlier.

     The Company's net income for the third quarter of 2002 was $65,000, or $0.01 diluted net income per share, compared to net income of $80,000 and $0.01 per diluted share for the same period in 2001.

     Product revenues were $14.7 million in 2002, an increase of 29% from the $11.4 million recorded in 2001. The Company's restaurant products are being favorably received in the market place. In particular, sales increased to

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                        QUARTER ENDED SEPTEMBER 30, 2002
                                  COMPARED WITH
                        QUARTER ENDED SEPTEMBER 30, 2001


certain of the Company's traditional customers including McDonald's and YUM! Brands, Inc. YUM! Brands, Inc. includes KFC, Taco Bell and Pizza Hut. Also contributing to the revenue growth were sales to several new accounts.

     Customer service revenues were $9.2 million in 2002, an increase of 8% from the $8.5 million in 2001. Higher installation, call center and field service revenues in support of an expanded installed base were responsible for the increase. The Company's service offerings include installation, twenty-four hour help desk support and various field and on-site service options.

     Contract revenues were $9.4 million in 2002, an increase of 22% when compared to the $7.7 million recorded in the same period in 2001. This increase resulted from the expanded scope of our I/T outsourcing contracts for facility operations at strategic U.S. Navy Telecommunication sites across the globe. These outsourcing operations provided by the Company directly support the Navy's fleet operations. The Company has become a recognized leader in the conversion of military I/T communications facilities to contractor operations. Additionally, contract revenues grew as a result of our emerging logistics management business, which involves the tracking of mobile chassis under the Company's Cargo*Mate(TM) contracts.

     Product margins were 34% for 2002 compared to 31% for the same period in 2001. Margins improved due to favorable product mix. In addition, during the third quarter of 2001, the Company offered a special promotion to certain customers that was discontinued in 2002.

     Customer service margins were 21% in 2002 compared to 17% for the same period in 2001. This increase resulted from a more favorable mix on certain service offerings.

     Contract margins were 9% in 2002 versus 6% for the same period in 2001. Margins improved due to higher than expected profitability on certain fixed-price contracts that are close to completion. Margins on the Company's government contract business historically run between 5% and 6%.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                        QUARTER ENDED SEPTEMBER 30, 2002
                                  COMPARED WITH
                        QUARTER ENDED SEPTEMBER 30, 2001



     Selling, general and administrative expenses were $5.1 million in 2002 versus $3.5 million for the same period in 2001, an increase of 46%. This increase is primarily the result of some executive salary adjustments. Last year, as part of the Company's plan to return to profitability following losses incurred in 2000, a salary reduction program was initiated. This program was terminated in the fourth quarter of 2001 and normal pay was reinstated reflecting the return to profitability of the business. Additionally, sales and marketing expenses of the Restaurant business increased which is directly related to the growth in product revenue.

     Research and development expenses were $1.2 million in 2002, an increase of 16% from the $1.1 million recorded for the same period in 2001. This increase is due to continuing development of the Company's restaurant products. Research and development costs attributable to government contracts are included in cost of contract revenues.

     Interest expense represents interest charged on the Company's short-term borrowing requirements from banks and from long-term debt. The 10% increase to $235,000 in 2002 was primarily due to a higher average balance outstanding in 2002 partially offset by a lower interest rate in 2002 than in 2001.

     During the third quarter of 2002, the Company recorded an after tax loss of $831,000 or $.10 per diluted share resulting from the discontinuance of its Industrial segment. The Company's decision to close down its unprofitable Industrial Software business unit, Ausable Solutions, Inc., followed a trend of continuous losses over the past 18 months, which resulted from an economic downturn in the IT software market with corresponding delays of anticipated contracts. This decision will allow the Company to focus on its two core businesses, Restaurant and Government, which are both growing and profitable.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                      NINE MONTHS ENDED SEPTEMBER 30, 2002
                                  COMPARED WITH
                      NINE MONTHS ENDED SEPTEMBER 30, 2001


     For the nine months ended September 30, 2002, PAR Technology Corporation reported revenues from continuing operations of $101.9 million, a 23% increase from the $82.9 million reported one year ago. The Company also reported income from continuing operations of $2.6 million for the first nine months of 2002 versus $1.4 million for the same period in 2001, an increase of 83%. Diluted net income per share from continuing operations was $0.32 for the first nine months of 2002, an increase of 68% when compared to diluted net income per share of $0.19 for the same period in 2001.

     The Company's net income for the nine months of 2002 was $1 million or $0.12 diluted net income per share, compared to net income of $356,000 and $0.05 per diluted share for the same period in 2001.

     Product revenues were $46.2 million in 2002, an increase of 31% from the $35.3 million recorded in 2001. This is attributable to increased sales to the Company's traditional customers including McDonald's and YUM! Brands, Inc. Sales to several new customers, including Carnival Cruise Lines, also contributed to this increase.

     Customer service revenues were $27.7 million in 2002, an increase of 10% from the $25.1 million in 2001. This increase was attributable to revenue derived from the installation of equipment as product sales rose. An increase in the number of service contracts also contributed to this revenue growth.

     Contract revenues were $28 million in 2002, an increase of 24% when compared to the $22.5 million recorded for the same period in 2001. This increase is primarily due to the increase in scope of the Company's I/T outsourcing contracts for strategic U.S. Navy Telecommunication sites. The increase in revenue is also attributable to a floodplain-mapping contract with the New York State Department of Environment Conservation. Additionally, contract revenues grew as a result of the Company's Cargo*Mate(TM) contracts.

     Product margins were 32% for 2002 consistent with the same period in 2001. This was due to more favorable pricing in 2002 offset by a change in product mix in 2002 compared to 2001.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                      NINE MONTHS ENDED SEPTEMBER 30, 2002
                                  COMPARED WITH
                      NINE MONTHS ENDED SEPTEMBER 30, 2001


     Customer service margins were 18% in 2002 compared to 20% for the same period in 2001. This margin decrease resulted from field service startup expenses related to the support of the Company's Boston Market account and increased use of third parties for certain installation activities.

     Contract margins were 7% in 2002 compared to 6% in 2001. Margins improved due to higher than expected profitability on certain fixed-price contracts that are close to completion. Margins on the Company's government contract business historically run between 5% and 6%.

     Selling, general and administrative expenses were $13.8 million in 2002 versus $11.1 million for the same period in 2001, an increase of 24%. This increase is primarily the result of the executive salary adjustments. There were also increases in sales and marketing expenses related to the higher sales volume.

     Research and development expenses were $4 million in 2002, a decrease of 3% from the $4.1 million recorded for the same period in 2001. This minor decrease occurred in the first half of the year due to the timing of certain restaurant development projects.

     Interest expense represents interest charged on the Company's short-term borrowing requirements from banks and from long-term debt. Interest expense declined 26% to $660,000 in 2002 primarily due to a lower interest rate in 2002 than in 2001.

Liquidity and Capital Resources

     The Company's primary source of liquidity has been from operations and lines of credit with various banks. The Company generated cash flow from continuing operating activities of $4 million in 2002 and in 2001. The primary factors contributing to the 2002 positive cash flow were to operating profits for the period and a reduction in accounts receivable. This was partially offset by an increase in inventory to meet current demand. A reduction in inventory and cost cutting measures taken by the Company in the fourth quarter of 2000 all contributed to the positive cash flow in 2001.

     Cash used in investing activities was $1.5 million in 2002 versus $1 million in 2001. In 2002, capital expenditures were primarily for improvements to the Company's headquarter facility and for normal operational needs in the restaurant segment. In addition, the Company capitalized $546,000 of

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                      NINE MONTHS ENDED SEPTEMBER 30, 2002
                                  COMPARED WITH
                      NINE MONTHS ENDED SEPTEMBER 30, 2001


software costs. In 2001, capital expenditures were primarily for manufacturing equipment and for improvements to the Company's customer service facility in Boulder, Colorado. The Company also capitalized $590,000 of software costs.

     Cash used in financing activities was $1.9 million in 2002 compared to $1.4 million in 2001. The Company reduced its line-of-credit borrowings by $1.9 million in 2002 and by $1.3 million in 2001.

     The Company currently has two line-of-credit agreements, which aggregate $20 million with certain banks. At September 30, 2002, $12.8 million was outstanding under these agreements. The Company continues to review its existing debt structure and credit availability. Both lines expire on April 30, 2003. The Company believes that it has adequate financial resources to meet its future liquidity and capital requirements in 2002.

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                      NINE MONTHS ENDED SEPTEMBER 30, 2002
                                  COMPARED WITH
                      NINE MONTHS ENDED SEPTEMBER 30, 2001


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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       NINE MONTHS ENDED SEPTEMBER 30, 2002
                                  COMPARED WITH
                      NINE MONTHS ENDED SEPTEMBER 30, 2001


Quantitative and Qualitative Disclosures about Market Risk

     Inflation had little effect on revenues and related costs during the first nine months of 2002. Management anticipates that margins will be maintained at acceptable levels to minimize the effects of inflation, if any.

     The Company has total interest bearing short-term debt of approximately $12.8 million at September 30, 2002. Management believes that increases in short-term rates could have an adverse effect on the Company's future results.

     Management believes that foreign currency fluctuations should not have a significant impact on gross margins due to the low volume of business affected by foreign currencies.

Item 4.  Controls and Procedures

     During the 90-day period prior to the filing date of this report, management, including the Corporation's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based upon, and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Corporation files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

     There have been no significant changes in the Corporation's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Corporation carried out its evaluation. There were no significant deficiencies or material weaknesses identified in the evaluation and, therefore, no corrective actions were taken.

Item 6.  Exhibits and Reports on Form 8-K




                                List of Exhibits




      Exhibit
         No.           Description of Instrument
      -------          -------------------------

        11     Statement re computation of per-share earnings

        99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

        99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002




Reports on Form 8-K



                   None during the third quarter of 2002.

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




Date:  November 14, 2002

                                         /s/RONALD J. CASCIANO
                                         ------------------------------
                                         Ronald J. Casciano
                                         Vice President, Chief Financial Officer
                                         and Treasurer

                           PAR TECHNOLOGY CORPORATION
    CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, John W. Sammon, certify that:

1. I have reviewed this quarterly report on Form 10-Q of PAR Technology Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared; b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the
          "Evaluation Date"); and c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                               /s/John W. Sammon
                               -----------------
                               John W. Sammon
                               Chairman of the Board and Chief Executive Officer
                               Date: November 14, 2002

                           PAR TECHNOLOGY CORPORATION
    CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Ronald J. Casciano, certify that:

1. I have reviewed this quarterly report on Form 10-Q of PAR Technology Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared; b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the
          "Evaluation Date"); and c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                        /s/Ronald J. Casciano
                                        ---------------------
                                        Ronald J. Casciano
                                        VP, C.F.O. & Treasurer
                                        Date: November 14, 2002

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


                      99.1         - Certification Pursuant to 18 U.S.C.
                                     Section 1350, as Adopted Pursuant to
                                     Section 906 of the Sarbanes-Oxley Act
                                     of 2002

                      99.2         - Certification Pursuant to 18 U.S.C.
                                     Section 1350, as Adopted Pursuant to
                                     Section 906 of the Sarbanes-Oxley Act
                                     of 2002

                                   Exhibit 11


        COMPUTATION OF WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK
                                 (In Thousands)



                                                            For the three months
                                                             ended September 30,
                                                            --------------------
                                                              2002        2001
                                                            --------    --------
Diluted Earnings Per Share:

Weighted average shares of
Common stock outstanding:

Balance outstanding - beginning of period ..............       7,901       7,723

Incremental shares of common stock
outstanding giving effect to stock options .............         427         123
                                                               -----       -----
Weighted balance - end of period .......................       8,328       7,846
                                                               =====       =====



                                                            For the three months
                                                             ended September 30,
                                                            --------------------
                                                              2002        2001
                                                            --------    --------
Basic Earnings Per Share:

Weighted average shares of
Common stock outstanding:

Balance outstanding - beginning of period ..............       7,901       7,723
                                                               -----       -----
Weighted balance - end of period .......................       7,901       7,723
                                                               =====       =====

                                   Exhibit 11


        COMPUTATION OF WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK
                                 (In Thousands)


                                                             For the nine months
                                                             ended September 30,
                                                             -------------------
                                                               2002       2001
                                                             --------   --------
Diluted Earnings Per Share:

Weighted average shares of
Common stock outstanding:

Balance outstanding - beginning of period ..............       7,881       7,723

Weighted average shares issued .........................          10        --

Incremental shares of common stock
outstanding giving effect to stock options .............         325          66
                                                               -----       -----
Weighted balance - end of period .......................       8,216       7,789
                                                               =====       =====



                                                             For the nine months
                                                             ended September 30,
                                                             -------------------
                                                               2002       2001
                                                             --------   --------
Basic Earnings Per Share:

Weighted average shares of
Common stock outstanding:

Balance outstanding - beginning of period ..............       7,881       7,723

Weighted average shares issued .........................          10        --
                                                               -----       -----
Weighted balance - end of period .......................       7,891       7,723
                                                               =====       =====

                                  Exhibit 99.1


                           PAR TECHNOLOGY CORPORATION
                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of PAR Technology Corporation (the Company) on Form 10-Q for the period ending Septmber 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, John W. Sammon, Chairman of the Board and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350 as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:


(1) The Report fully complies with the requirement of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.





/s/ John W. Sammon
------------------
John W. Sammon
Chairman of the Board and Chief Executive Officer

November 14, 2002

                                  Exhibit 99.2


                           PAR TECHNOLOGY CORPORATION
                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of PAR Technology Corporation (the Company) on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Ronald J. Casciano, VP, C.F.O. & Treasurer of the Company, certify, pursuant to 18 U.S.C. ss. 1350 as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:


(1) The Report fully complies with the requirement of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.





/s/ Ronald J. Casciano
----------------------
Ronald J. Casciano
VP, C.F.O. & Treasurer

November 14, 2002