Form 10-K
period 2002-12-31
PAR TECHNOLOGY CORP
filed 2003-04-15
CIK 708821

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the Fiscal Year Ended December 31, 2002.

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


     The aggregate market value of the voting stock held by non-affiliates of the registrant based on the average price as of March 31, 2003 - $18,236,467.

     The number of shares outstanding of registrant's common stock, as of March 31, 2003 - 8,476,296 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's proxy statement in connection with its 2002 annual meeting of stockholders are incorporated by reference into Part III.

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

                                    PART III

         Item 10.       Directors, Executive Officers and Other
                        Significant Employees of the Registrant
         Item 11.       Executive Compensation
         Item 12.       Security Ownership of Certain Beneficial Owners
         Item 13.       Certain Relationships and Related Transactions
         Item 14.       Controls and Procedures
         Item 14A.      Statements of Fees Paid to Independent Auditors

                                     PART IV

         Item 15.       Exhibits, Financial Statement Schedules, and
                        Reports on Form 8-K

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

                           PAR TECHNOLOGY CORPORATION

                                     PART I

Item 1:  Business

     PAR Technology Corporation ("PAR" or the "Company") is a leading provider of hardware platforms, software applications and professional services to businesses in the retail, hospitality and quick-service-restaurant industries. As the world's largest supplier of Point-of-Sale systems in the quick-service-restaurant market, with over 30,000 systems installed in 95 countries, the beneficial attributes of PAR's hardware platforms are well recognized. The Company's software applications assist in the operation of hospitality and quick-service-restaurant businesses by managing data from end-to-end and improving profitability through more efficient operations. The Company's professional services mission is to assist businesses in achieving the full potential of their Point-of-Sale systems. To that end, the Company provides services ranging from implementation of and training for such systems to project management of a business' technology investment.

     PAR is confident to claim the title "leading provider" of professional services and enterprise business intelligence applications due to our long-term relationship with the restaurant industry's two largest corporations, McDonald's and Yum! Brands. McDonald's has over 30,000 restaurants in 121 countries and PAR has been a selected provider of Point-of-Sale systems and lifecycle support services to McDonald's since 1980. Yum! Brands has been a PAR customer since 1983, and PAR has an install base within Yum's 3 major concepts: KFC, Pizza Hut and Taco Bell. Yum has nearly 31,000 units globally and PAR is the sole approved Point-of-Sale supplier to Taco Bell. PAR is also the Point-of-Sale vendor of choice to Boston Market, Chic-fil-A, CKE Restaurants (Hardees, Carl Jr.'s, etc.) Carnival Cruise Lines, Loews Ciniplex and large franchisees of each of the foregoing brands.

     The Company is also a leading government contractor, developing advanced prototype and operational systems for the Department of Defense and other Government agencies. Additionally, the Company provides information technology and communications support services to the U.S. Navy and U.S. Air Force. Through its government-sponsored research and development, PAR has migrated relevant technologies to commercial uses. The Company's Point-of-Sale technology was derived from research and development regarding micro-chip processing technology, sponsored by the Department of Defense. Other technologies transferred from government contract work to commercial applications by PAR were Corneal Topography, Qscan food-container inspection and asset tracking through PAR's Logistics Management Systems business. As a government contractor since 1968, and having expertise and experience acquired as both prime contractor and for the U.S. Air Force Research Laboratory, the National Imagery and Mapping Agency, U.S. Navy, U.S. Air Force, U.S. Army, Department of Transportation and other federal and state agencies, PAR is a leading provider of applied technology and technical services. Despite the competitive landscape of this industry, the Company has carved out a very unique niche of the overall market. Citing the Company's experience and growth over the years, we are confident to claim our status as a government contractor of choice.

     PAR Technology Corporation's stock is traded on the New York Stock Exchange under the symbol PTC.

     Information concerning the Company's industry segments for the three years ended December 31, 2002 is set forth in Note 12 to the Consolidated Financial Statements included elsewhere herein.

     The Company's corporate headquarters offices are located at PAR Technology Park, 8383 Seneca Turnpike, New Hartford, New York 13413-4991, telephone number
(315) 738-0600. Our website address is http: www.partech.com. Information contained on our website is not part of this prospectus.

     Unless the context otherwise requires, the term "PAR" or "Company" as used herein, means PAR Technology Corporation and its wholly-owned Subsidiaries.

                               Restaurant Segment

     PAR, through its wholly-owned subsidiary, ParTech, Inc., is a leading provider of integrated solutions to the quick-service restaurant industry. The Company's Point-of-Sale (POS) restaurant management technology integrates both cutting-edge software applications and the Company's Pentium(R)-based hardware platform. This restaurant management system can host fixed as well as wireless order-entry terminals, may include video monitors and/or third-party supplied peripherals networked via an Ethernet LAN, and is accessible to enterprise-wide network configurations. PAR also provides extensive systems-integration and professional-service capabilities to design, tailor and implement solutions that enable its customers to manage, from a central location, all aspects of data collection and processing for single or multiple site enterprises.

Products

     The technology requirements of the major restaurant organizations include rugged, reliable management systems capable of receiving, transmitting and coordinating large numbers of foodservice orders for quick-and-accurate delivery. The Company's integrated management systems permit its Quick Service Restaurant (QSR) customers to configure their restaurant technology systems to meet their order-entry, menu, food-preparation and delivery-coordination needs while recording all pertinent data concerning the transactions at the respective restaurant. PAR's restaurant systems are the result of over 25 years of experience, knowledge and an in-depth understanding of the restaurant market. This knowledge and expertise is reflected in the product design, implementation capability and systems integration skills.

     Software. PAR's latest generation comprehensive software application is the iN.fusion suite, which consists of three separate applications: iNtouch(TM), iNform(TM) and iNsite(TM). The iNtouch product is a robust application, that contains rich features and functions - such as real-time mirror imaging of critical data, on-line graphical help and interactive diagnostics, including real-time monitoring of restaurant operations through user-defined parameters as well as intuitive graphical user interfaces. In addition, iNform, PAR's back-office management software, offers a manager's station application that includes labor scheduling and inventory management. The software also maintains in-store connectivity between PAR's hardware terminals, remote printers and displays, and back office PCs through an Ethernet LAN. The Company's enterprise software application, iNsite, is operational decisionware for the entire organization and provides automation management reporting and process integration. The Company's additional POS software, GT/Exalt(TM), is the predominant software in the QSR industry. The capabilities of GT/Exalt are extensive and integrate a high degree of flexibility for the transport and display of orders in a real-time fashion and for the design and integration of the Company's display data-entry hardware terminals.

     Hardware. The Company's hardware platform system, POS4XP(TM), is a Pentium(R)-designed system, developed to host the most powerful POS software applications of the restaurant industry. POS4XP(TM)'s design utilizes open architecture with industry standard components, is compatible with the most popular operating systems, and was the first POS hardware system to be certified by Microsoft(R) as Windows(R) NT Compliant(R). POS4XP(TM) supports a distributed processing environment and incorporates an advanced restaurant technology system, utilizing Intel microprocessors, standard PC expansion slots, Ethernet LAN, and standard Centronics printer ports as well as USB ports. The hardware system supplies its industry-standard components with features for restaurant applications such as multiple video ports. The POS system utilizes distributed processing architecture to integrate a broad range of PAR and third-party peripherals and is designed to withstand the harsh restaurant environment. The hardware platform has a favorable price-to-performance ratio over the life of the system as a result of its PC compatibility, ease of expansion and high reliability design.

     The PAR LiNKS(TM) customer-interactive terminal offers an intuitive touchscreen interface which integrates the customer into each transaction. The highly-configurable LiNKS(TM) design enables presentation of promotional advertisements as well as information capture, such as customer feedback and signatures. It also accepts electronic payments from credit and debit cards and from RF-ID tags. The LiNKS(TM) is user-friendly and is built using the same rugged design, proven technology and software compatibility as PAR's POS4XP(TM).

     Display terminals receive and track customer orders, monitor employee timekeeping records and provide on-screen production and labor scheduling. PAR's hardware terminals are designed with a touchscreen rather than a fixed-position keyboard, allowing greater flexibility in menu design as well as ease-of-use and shorter training time. The POS touch screen configuration allows a restaurant manager to easily reconfigure or change the menus to offer additional food items or provide combination meals without reprogramming the system. This system also utilizes video monitors, printers and various other devices that can be added to a LAN. The restaurant manager can use a standard PC to collect and form reports on store-generated data.

     Systems Integration and Professional Services. The Company continues to work in unison with its customers to identify and address the latest restaurant-technology requirements by creating interfaces to equipment, including innovations such as automated cooking and drink-dispensing devices, customer-activated terminals and order display units located inside and outside of the restaurant. The Company provides its systems integration expertise to interface specialized components, such as video monitors, coin dispensers and non-volatile memory for journalizing transaction data, as is required in some international applications. Through its Implementation Services organization, the Company also integrates the restaurant manager's back-office PC, as well as corporate home-office computer systems, as management information requirements dictate.

     The Company is currently pursuing several strategic partnerships with third party organizations that will provide PAR the ability to offer their customers with a universal, very fast, and efficient way to process non-cash credit card payment when making purchases in quick-service restaurants, convenience stores, gasoline stations, drugstores and many other large chain retailers. The Company's initiatives will facilitate loyalty programs to the Point-Of-Sale terminal with sub-second speed and create a simplified and convenient shopping experience for customers while protecting their privacy.

Installation and Training

     In the U.S., Canada, Europe, South Africa, Middle East, Australia and Asia, PAR personnel provide installation, training and integration services, as contracted. In certain cases, the Company's equipment is installed by the customer, or by unrelated third parties.

Maintenance and Service

     The Company offers a wide range of maintenance and support services as part of its total solution for its targeted restaurant markets. In the North American restaurant technology market, the Company provides comprehensive maintenance and integration services for its own equipment and systems, as well as those of third parties, through a 24-hour central telephone customer support and diagnostic service in Boulder, Colorado. It also maintains a field service network consisting of nearly 100 locations offering factory, on-site, and depot repair and spare unit rentals. When a restaurant technology system is installed, PAR employees train the restaurant employees and managers to ensure efficient and effective use of the system. If a problem occurs within the Company's proprietary Point-of-Sale system, PAR's current service management software, Clarify, allows a service technician to diagnose the problem by telephone or by directly dialing-in to the POS system, thus greatly reducing the need for on-site service calls. Clarify allows PAR to demonstrate compelling value and differentiation to its customers through the utilization of its extensive and ever-growing knowledge base to efficiently diagnose and resolve customer-service issues. Clarify also enables PAR to compile the kind of in-depth information it needs to spot trends and identify opportunities.

     The Company also maintains service centers in Europe, South Africa, Middle East, Australia and Asia. The Company believes that its ability to address all support and maintenance requirements for a customer's restaurant technology network provides it with a clear competitive advantage.

Marketing

     Sales in the restaurant technology market are usually generated by first obtaining the acceptance of the corporate restaurant chain as an approved vendor. Upon approval, marketing efforts are then directed to franchisees of the chain. Sales efforts are also directed toward franchisees of chains for which the Company is not an approved corporate vendor. The Company employs direct sales personnel in several sales groups. The Major Accounts Group works with major restaurant chain corporate customers. The Domestic Sales Group targets franchisees of the major restaurant chain customers, franchisees of other major chains, as well as smaller chains within the U.S. The International Sales Group seeks sales to major customers with restaurants overseas and to international chains that do not have a presence in the United States. The Company's OEM Sales Group works exclusively with third-party dealers and value-added resellers throughout the country. The New Market Sales Group is responsible for sales to customers outside the restaurant industry.


Competition

     The competitive landscape in the restaurant market is driven primarily by functionality, reliability, quality, performance, pricing, service and support. The Company believes that its principal competitive advantages include its focus on a total restaurant management solution offering, advanced development capabilities, industry knowledge and expertise, product reliability, a direct sales force and the quality of its support and quick service response. The markets in which the Company transacts business are highly competitive. Most of our major customers have approved a few suppliers who offer some form of sophisticated restaurant technology system similar to the Company's. Major competitors include Panasonic, IBM Corporation, Radiant Systems, NCR, Micros Systems and Aspeon.

Backlog

     At December 31, 2002, the Company's backlog of unfilled orders for the Restaurant segment was approximately $5,500,000 compared to $9,000,000 a year ago. Most of the present orders will be delivered in 2003. The Restaurant segment orders are generally of a short-term nature and are usually booked and shipped in the same fiscal year.

Research and Development

     The highly technical nature of the Company's restaurant products requires a significant and continuous research and development effort. Research and development expenses on internally funded projects were approximately $5,400,000 in 2002, $5,495,000 in 2001 and $7,613,000 in 2000. The Company capitalizes certain software costs in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed". See Note 1 to the Consolidated Financial Statements included in Item 15 for further discussion.

Manufacturing and Suppliers

     The Company assembles its products from standard components, such as integrated circuits, and fabricated parts such as printed circuit boards, metal parts and castings, most of which are manufactured by others to the Company's specifications. The Company depends on outside suppliers for the continued availability of its components and parts. Although most items are generally available from a number of different suppliers, the Company purchases certain components from only one supplier. Items purchased from only one supplier include certain printers, base castings and electronic components. PAR has maintained good, long-term relationships with each of these sole suppliers. Such relationships with these sole suppliers are generally governed by purchase orders or other contracts, which typically serve to establish pricing terms. None of these arrangements require PAR to make a minimum purchase commitment. If any of these suppliers should cease to supply an item, the Company believes that new sources could be found to provide the components. The Company has not experienced significant delays of this nature in the past, but there can be no assurance that delays in delivery due to supply shortages will not occur in the future.

                               Government Segment

     PAR operates two wholly-owned subsidiaries in the government business segment, PAR Government Systems Corporation (PGSC) and Rome Research Corporation
(RRC). In addition, PAR also operates a business unit, PAR LMS, involved in Logistics Management Information Services. These companies provide the U.S. Department of Defense (DoD) and other federal and state government organizations, with a wide range of technical services and products. Some of the more significant areas with which the Company is involved include design, development and systems integration of state-of-the-art data archiving, processing and retrieval systems, advanced research and development for high-technology projects, software development/testing, engineering services, and technical and support services for government information technology/communications facilities. The Company's offerings cover the entire development cycle for Government systems, including requirements analysis, design specification, development, implementation, installation, test and evaluation. PAR LMS provides customers with a state-of-the-art solution for the monitoring of transport assets and cargo throughout the intermodal shipment lifecycle.

Information Systems and Technology (IS&T)

     The Information Systems and Technology (IS&T) business sector researches, develops and applies advanced technology solutions addressing specific problems in the area of multi-sensor information archiving, processing and exploitation. IS&T is the system integrator for the Multi-Sensor Integration facility at the Air Force Research Laboratory-Rome Research Site and is a key developer of the National Imagery and Mapping Agency's Image Product Library that provides access to a "virtual" network of archives/libraries in support of the operational users of imagery. IS&T also designs and develops a distributed geospatial data archive system for the National Nuclear Security Administration Remote Sensing Laboratory (NNSA/RSL). Since 1986, the Company has been a key contributor to the full-scale engineering development for the Joint Surveillance Target Attack Radar System (Joint STARS) program, providing systems engineering algorithm and software development and data handling for radar technologies that detect, track and target ground vehicles. The Company participates in sensor and system development on the Defense Advanced Research Project Agency (DARPA) sponsored programs.

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

Geospatial Software and Modeling (GS&M)

     The Geospatial Software and Modeling (GS&M) business sector performs water resources modeling, Geographic Information Systems (GIS) database management, and geospatial information technology development. An advanced GIS-based environmental modeling and mapping capability supports flood mapping and water quality applications. In particular, the Company's Flood*WareTM software tool and methodology is being employed in New York State in support of Federal Emergency Management Agency's Map Modernization Program. Also, similar GIS and Remote Sensing technologies are used in support of water quality modeling and assessment applications for the New York City Watershed Protection Program.

Logistics Management Systems (LMS)

     PAR Logistics Management Systems (LMS) focuses on the design, development, deployment, and commercialization of the Cargo*Mate(TM) Logistics Information Management System, a comprehensive, end-to-end solution for the monitoring and management of transport assets and cargo throughout the intermodal (i.e., port, highway, rail, and ocean) transportation lifecycle. The Cargo*Mate(TM) system is being implemented under a multi-year Cooperative Agreement with the U.S. Department of Transportation/Federal Highway Administration (DOT/FHWA) with funds specifically authorized by Congress for Cargo*Mate(TM) under the Transportation Equity Act for the 21st Century (TEA-21) in 1998. Cargo*Mate(TM) uses state-of-the-art technology to acquire Global Positioning System (GPS) location and equipment status data; wireless communication networks to transmit the data to the PAR LMS Operations Center; and a powerful relational database to customize the data to meet the needs of each customer and provide it to the customer over the Internet or via direct linkage to existing ("back-office") information systems.

     PAR LMS' initial product offering, the Cargo*Mate(TM) Chassis Tracking System, commenced deployment in March 2002 with major shippers, rail carriers, and equipment lessors across the U.S. who are evaluating the system for fleetwide deployments. In mid-2002, PAR LMS expanded its offerings to include the Refrigeration Unit Tracking System and the Genset Tracking System, both of which are being deployed with shippers and carriers around the country. In December 2002, PAR LMS began testing of the Cargo*Mate(TM) Version 3S, which integrates with emerging transportation security technologies, including advanced RFID technology which provides container tracking and security capabilities. The Version 3S includes RFID tags that provide container identification number, as well as electronic bolt seals that safeguard the integrity of container doors. Beginning in January 2003, the Version 3S began beta testing in cooperation with the DOT, the Department of Defense (DoD), and RFID technology providers in order to assess the system's applicability in support of port and homeland security.

     As previously stated, the Company has realized federal funding under the auspices of a DOT contract, for this business, since its inception. The original contract with the DOT has recently concluded, and the Company has received indications that there may be a brief hiatus in funding. Accordingly, the Company may find it necessary to fund the operations of LMS with its own cash flows during this brief hiatus of federal funding.

Information Technology and Communications Support Services

     The Company provides a wide range of technical and support services to sustain mission critical components of the DoD Global Information Grid. These services include continuous operations, system enhancements and maintenance of very low frequency (VLF), high frequency (HF) and very high frequency (VHF) radio transmitter/receiver facilities, and extremely high frequency (EHF) and super high frequency (SHF) satellite communication heavy earth terminal facilities. The Company supports these DoD communications facilities, as well as other telecommunications equipment and information systems, at customer locations in and outside of the continental United States. The various facilities, operating 24 hours a day, are integral to the command and control of the nation's air, land and naval forces, and those of United States coalition allies.

Test Laboratory and Range Operations

     The Company provides management, engineering, and technical services under several contracts with the U.S. Air Force and the U.S. Navy. These services include the planning, execution, and evaluation of tests at government ranges and laboratories operated and maintained by the Company. Test activities include unique components, specialized equipment, and advanced systems for radar, communications, electronic counter-measures, and integrated weapon systems. The Company also develops complex measurement systems in several defense-related areas of technology. These systems are computer-based and have led to the development by the Company of a significant software capability, which provides the basis for competing in new markets.

Government Contracts

     The Company performs work for U.S. Government agencies under firm fixed-price, cost-plus-fixed-fee, time-and-material, and incentive-type prime contracts and subcontracts. Most of its contracts are for one-year to five-year terms. The Company also has been awarded Task Order/Support contracts. There are several risks associated with Government contracts. For example, contracts may be terminated for the convenience of the Government any time the Government believes that such termination would be in its best interests. In this circumstance, the Company is entitled to receive payments for its allowable costs and, in general, a proportionate share of its fee or profit for the work actually performed. The Company's business with the U.S. Government is also subject to other risks unique to the defense industry, such as reduction, modification, or delays of contracts or subcontracts if the Government's requirements, budgets, or policies or regulations change. The Company may also perform work prior to formal authorization or to adjustment of the contract price for increased work scope, change orders and other funding adjustments. Additionally, the Defense Contract Audit Agency on a regular basis audits the books and records of the Company. Such audits can result in adjustments to contract costs and fees. Audits have been completed through the Company's fiscal year 2000 and have not resulted in any material adjustments.

Marketing and Competition

     Marketing begins with collecting information from a variety of sources concerning the present and future requirements of the Government and other potential customers for the types of technical expertise provided by the Company. Although the Company believes it is positioned well in its chosen areas of image and signal processing, communications and engineering services, competition for government contracts is intense. Many of the Company's competitors are, or subsidiaries thereof, companies such as Lockheed-Martin, Raytheon, Northrop-Grumman, BAE, Harris, and SAIC that are larger and have substantially greater financial resources. The Company also competes with many smaller companies that target particular segments of the government market.

Contracts are obtained principally through competitive proposals in response to requests for bids from government agencies and prime contractors. The principal competitive factors are past performance, the ability to perform, price, technological capabilities, management capabilities and service. In addition, the Company sometimes obtains contracts by submitting unsolicited proposals. Many of PAR Government's DoD customers are now migrating to commercial software standards, applications, and solutions. In that light, PAR Government is utilizing its Internal Research and Development to migrate existing solutions into software product lines that will support the DoD geospatial community (i.e., National Imagery and Mapping Agency, U.S. Air Force, etc.).

Backlog

     The dollar value of existing government contracts at December 31, 2002, net of amounts relating to work performed to that date, was approximately $112,934,000, of which $24,100,000 was funded. At December 31, 2001, the comparable amount was approximately $50,695,000, of which $19,174,000 was funded. This increase from 2001 to 2002 was the result of new contract awards in excess of $100 million in 2002. Funded represents amounts committed under contract by Government agencies and prime contractors. The December 31, 2002 government contract backlog of $112,934,000 represents firm, existing contracts. Approximately $33,600,000 of this amount will be completed in calendar year 2003 as funding is committed.

                                    Employees

     As of December 31, 2002, the Company had 1,100 employees, approximately 55% of whom are engaged in the Company's Restaurant segment, 41% of whom are in the Government segment, and the remainder are corporate employees.

     Due to the highly technical nature of the Company's business, the Company's future can be significantly influenced by its ability to attract and retain its technical staff. The Company believes that it will be able to fulfill its near-term needs for technical staff.

     Approximately 23% of the Company's employees are covered by collective bargaining agreements. The Company considers its employee relations to be good.

Item 2:  Properties

     The  following  are the  principal  facilities  (by square  footage) of the
Company:

                           Industry             Floor Area             Number of
      Location              Segment         Principal Operations        Sq. Ft.
      --------              -------         --------------------       ---------

New Hartford, NY ......    Restaurant    Principal executive offices,    147,000
                           Government      manufacturing, research and
                                           development laboratories,
                                           computing facilities
Rome, NY ..............    Government    Research and Development         23,400
Boulder, CO ...........    Restaurant    Service                          21,200
Sydney, Australia .....    Restaurant    Sales and Service                 8,800
Boca Raton ............    Restaurant    Research and Development          8,700
La Jolla, CA ..........    Government    Research and Development          7,100


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

Item 3:  Legal Proceedings

     The Company is subject to legal proceedings which arise in ordinary course of business. In the opinion of management, the ultimate liability, if any, with respect to these actions will not materially affect the financial position, results of operations or cash flows of the Company.

Item 4:  Submission of Matters to a Vote of Security Holders

         None

                                     PART II


Item 5: Market for the Registrant's Common Stock and Related Stockholder Matters

     The Company's Common Stock, par value $.02 per share, trades on the New York Stock Exchange (NYSE symbol - PTC). At December 31, 2002, there were approximately 669 owners of record of the Company's Common Stock, plus those owners whose stock certificates are held by brokers.

     The following table shows the high and low stock prices for the two years ended December 31, 2002 as reported by New York Stock Exchange:


                               2002                                2001
                     -------------------------            ----------------------
     Period             Low             High                Low           High
----------------     --------         --------            -------        -------

First Quarter          $2.55            $4.15              $1.75           $2.62
Second Quarter         $3.93            $5.88              $2.00           $4.10
Third Quarter          $4.56            $6.25              $2.60           $4.30
Fourth Quarter         $4.25            $8.13              $2.53           $3.25


     The Company has not paid cash dividends on its Common Stock, and its Board of Directors presently intends to continue to retain earnings for reinvestment in growth opportunities. Accordingly, it is anticipated that no cash dividends will be paid in the foreseeable future.

     On December 3, 2002, PAR sold an aggregate of 383,019 shares of its common stock at a price of $5.30 per share to E*Capital Corporation and certain individuals associated with Eliot Rose Asset Management, LLC for an aggregate offering price of $2,030,000. Following the payment in the amount of $87,500 to the placement agent engaged by the Company and certain other expenses, the remaining net proceeds to the Company of approximately $1.9 million were used to pay down short-term debtedness.

     Such sales were made in reliance upon Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended (the "Securities Act"). All of the foregoing securities are deemed restricted securities for purposes of the Securities Act.

Item 6:  Selected Financial Data

                 SELECTED CONSOLIDATED STATEMENT OF INCOME DATA
                    (In thousands, except per share amounts)


     The following selected historical consolidated financial data should be read in conjunction with the Consolidated Financial Statements and the related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K. The following table has been restated to reflect all the activity of the Company's Industrial segment as "discontinued operations." In addition, the table reflects the restatement of the Company's financial statements as a result of a determination by the Company to recognize revenue on certain product sales upon arrival at the customer site, as well as the restatement of retained earnings as of January 1, 2000 to properly state its deferred software costs.

                                                           Year ended December 31,

                                                     Restated       Restated      Restated
                                         2002          2001           2000          1999         1998
                                    ----------------------------------------------------------------------
Net revenues from
  continuing operations .........   $    133,681   $    114,354   $    101,463    $    132,839   $ 117,612

Cost of sales ...................   $    105,225   $     89,001   $     86,647    $    103,392   $  92,981
                                    ------------   ------------   ------------    ------------   ---------
Gross margin ....................   $     28,456   $     25,353   $     14,816    $     29,447   $  24,631

Selling, general & administrative   $     19,540   $     16,774   $     23,937    $     20,982   $  18,542
                                    ------------   ------------   ------------    ------------   ---------
(Provision) benefit for
  income taxes ..................   $       (884)  $       (621)  $      6,800    $        800   $    (675)
                                    ------------   ------------   ------------    ------------   ---------
Income (loss) from
  continuing operations .........   $      2,623   $      2,080   $    (10,961)   $        374   $   1,448
                                    ============   ============   ============    ============   =========
Basic earnings (loss) per share
  from continuing operations ....   $        .33   $        .27   $      (1.40)   $        .04   $     .16

Diluted earnings (loss) per share
  from continuing operations ....   $        .32   $        .27   $      (1.40)   $        .04   $     .16


                   SELECTED CONSOLIDATED BALANCE SHEET DATA
                                 (In thousands)


                                           December 31,
                      ----------------------------------------------------------
                                   Restated    Restated    Restated
                         2002        2001        2000        1999         1998
                      ----------------------------------------------------------

Working capital       $  37,327   $  28,677   $  27,575   $  44,810    $  49,189
Total assets          $  85,122   $  88,915   $  85,771   $  86,798    $  93,426
Long-term debt        $   2,181   $   2,268   $   2,323   $      --    $      --
Shareholders' equity  $  51,198   $  47,529   $  47,012   $  61,410    $  62,826


     The restatement adjustments affecting the years 2001 and 2000 are set forth in the following table (in thousands):

                                               2001                             2000
                                   -----------------------------------------------------------
                                         As             As               As            As
                                     Previously      Restated        Previously     Restated
                                      Reported                        Reported
                                   -----------------------------------------------------------
Net revenues from
 continuing operations .........   $     115,734   $     114,354   $       98,273    $ 101,463

Cost of sales ...................  $      89,957   $      89,001   $       85,042    $  86,647
                                   -------------   -------------   --------------    ---------

Gross margin ....................  $      25,777   $      25,353   $       13,231    $  14,816

Selling, general & administrative  $      16,801   $      16,774   $       23,873    $  23,937
                                   -------------   -------------   --------------    ---------
Income (loss) from continuing
 operations before provision
 for income taxes ...............  $       3,098   $       2,701   $      (19,282)   $ (17,761)

(Provision) benefit for taxes ...           (987)           (621)           7,409        6,800
                                   -------------   -------------   --------------    ---------
Income (loss) from continuing
 operations ....................  $        2,111   $       2,080   $      (11,873)   $ (10,961)

Discontinued operations loss ...  $       (2,335)  $      (2,335)  $       (2,556)   $  (2,556)

Income tax benefit .............  $          744   $         537   $          982    $     982
                                  --------------   -------------   --------------    ---------
Net income .....................  $          520   $         282   $      (13,447)   $ (12,535)
                                  ==============   =============   ==============    =========
Basic earnings (loss) per share
 from continuing operations ....  $          .27   $         .27   $        (1.51)   $   (1.40)

Basic earnings (loss) per share
 from discontinued operations ..  $         (.21)  $        (.23)  $         (.20)   $    (.20)

Diluted earnings (loss) per share
 from continuing operations ....  $          .27   $         .27   $        (1.51)   $   (1.40)

Diluted earnings (loss) per share
 from discontinued operations ..  $         (.20)  $        (.23)  $         (.20)   $    (.20)



                                              2001                  2000
                                     -------------------------------------------
                                         As         As         As          As
                                     Previously  Restated  Previously   Restated
                                      Reported              Reported
                                     -------------------------------------------

Balance sheet data (at December 31):
Working capital ....................   $29,406    $28,677    $27,908     $27,575

 Total assets ......................   $89,024    $88,915    $85,613     $85,771

 Shareholders' equity ..............   $47,587    $47,529    $46,832     $47,012

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

     In March 2003, the Company announced it would restate its financial statements for fiscal years 2000 and 2001 and the first three quarters of 2002 as a result of a determination by the Company that the Company should recognize revenue on certain product sales upon arrival at the customer site. This change more accurately reflects completion of the earnings process in order to recognize revenue for sales of the Company's Point of Sale systems to individual customers. Previously, the Company recorded revenue for these sales when products left the Company's facility. In the aggregate, the restatement decreased net revenue by $675,000 for the entire period of fiscal years 2000, 2001 and the nine months ended September 30, 2002. This represents 0.2% of the total revenues during that period. The aggregate change in net income for this same period was an increase of $238,000. More specifically, in 2000 revenue increased by $3.2 million and the net loss decreased by $913,000. In 2001 revenue and net income decreased by $1.4 million and $238,000 respectively. For the nine months ended September 30, 2002 revenues decreased by $2.5 million and net income decreased by $437,000. Retained earnings as of January 1, 2000 were restated (decreased) to reflect the impact of this change in revenue recognition in the amount of $1.1 million, net of tax. In addition, the Company has restated (increased) retained earnings as of January 1, 2000 to properly state its deferred software costs in the amount of $380,000, net of tax. This latter adjustment had no impact on the results of operations for 2000, 2001 or 2002.

     The following discussion and analysis highlights items having a significant effect on operations during the three-year period ended December 31, 2002. It may not be indicative of future operations or earnings. It should be read in conjunction with the Consolidated Financial Statements and Notes thereto and other financial and statistical information appearing elsewhere in this report.

Results of Operations -- 2002 Compared to 2001

     The Company reported revenues from continuing operations of $133.7 million for the year ended December 31, 2002, an increase of 17% from the $114.4 million reported in 2001. Income from continuing operations was $2.6 million in 2002, a 26% increase over the $2.1 million earned in 2001. The Company reported diluted net income per share from continuing operations of $.32 for 2002, a 19% increase over the $.27 reported for the same period a year earlier. Basic net income per share was $.33 in 2002 compared to $.27 in 2001. The Company's net income for the year ended December 31, 2002 was $741,000 or $.09 diluted net income per share, compared to net income of $282,000 and $.04 per diluted share for the same period in 2001.

     Product revenues from the Company's Restaurant segment were $59.2 million in 2002, an increase of 18% from the $50.3 million recorded in 2001. The principal factor was increased sales to certain of the Company's traditional customers including McDonald's and YUM! Brands, Inc. YUM! Brands, Inc. includes five major restaurant chains. Also contributing to the revenue growth were sales to several other new and existing accounts. These accounts include Carnival
Cruise Lines, Rare Hospitality, CKE Restaurants and The Pantry, Inc. These increased sales were due to several factors including the market demand for the Company's newest product, the POS4XP(TM), and customers' requirements to replace or upgrade older systems at existing restaurants. This increase was partially offset by a decline in sales to Boston Market. The Company acquired this account and completed the delivery of the customer's initial requirements in 2001.

     Customer service revenues are also generated by the Company's Restaurant segment. The Company's service offerings include installation, training, twenty-four hour help desk support and various field and on-site service options. Customer service revenues were $36.6 million in 2002, an increase of 9% from the $33.6 million in 2001. The growth was due to a larger volume of installation activity in 2002. This was the result of increased product sales during the year. Service revenue also grew due to increases in field service and call center contracts.

     Contract revenues from the Company's Government segment were $38 million in 2002, an increase of 24% when compared to the $30.5 million recorded in the same period in 2001. The Company received over $100 million in new awards in 2002. More specifically, this increase resulted from the expanded scope of our I/T outsourcing contracts for facility operations at strategic U.S. Department of Defense Telecommunication sites across the globe. These outsourcing operations provided by the Company directly support the U.S. Navy and Air Force operations. The Company has become a recognized leader in the conversion of military I/T communications facilities to contractor operations. Also contributing to the growth was a floodplain-mapping contract with the New York State Department of Environment Conservation. Additionally, contract revenues grew as a result of the Company's logistics management business, which involves the tracking of mobile chassis under the Company's Cargo*Mate(TM) contracts.

     Product margins were 32.9% for 2002 compared to 33.4% for the same period in 2001. The product mix change as a result of the revenue growth discussed above had a small positive impact on margins. However, this was offset by an increase in the provision for excess and obsolete inventory in 2002 when compared to 2001. This was primarily a result of a decline in the forecasted usage of certain inventory components as the Company recently introduced newer products.

     Customer service margins were 17.7% in 2002 compared to 19.1% for the same period in 2001. This margin decline was the result of an investment by the Company to increase the number of field service personnel in the first half of the year in order to support the installation and field service requirements of the Boston Market account which was acquired by the Company in 2001.

     Contract margins were 6.5% in 2002 versus 7.1% for the same period in 2001. This minor decline was due to slightly lower profit margins on certain fixed-price contracts in 2002 when compared to 2001. The primary elements of contract costs are direct and indirect labor, related fringe benefits, materials, subcontract costs, and travel expenses. Margins in 2002 and 2001 were higher than anticipated due to additional profit recognized upon completion of certain contracts. Margins on the Company's government contract business historically run between 5% and 6%.

         Selling, general and administrative expenses are virtually all related to the Company's Restaurant segment. Selling, general and administrative expenses were $19.5 million in 2002 versus $16.8 million for the same period in 2001, an increase of 16%. This occurred primarily in sales and marketing expenses and is directly related to the growth in product revenue. The Company increased its worldwide sales force, increased related travel expenses and incurred general inflationary increases in wages and benefits.

     Research and development expenses are from the Company's Restaurant segment. Research and development expenses were $5.4 million in 2002, a decrease of 3% from the $5.6 million recorded for the same period in 2001. This minor decrease was due to the completion of certain development projects in 2002. Research and development costs attributable to government contracts are included in cost of contract revenues.

     Other income was $815,000 in 2002 and includes rental income and foreign currency gains and losses. There were no significant variations in 2002 compared to 2001.

     Interest expense represents interest charged on the Company's short-term borrowing requirements from banks and from long-term debt. Interest expense declined 29% to $824,000 in 2002 primarily due to a lower interest rate in 2002 compared to 2001.

     In 2002, the Company's effective tax rate was 25.2%, compared to 23.0% in 2001. The variance from the statutory rate was due to the extraterritorial income exclusion and an adjustment to prior year's accruals. This adjustment was due to the favorable completion of federal tax audits through the year 2000. These items were partially offset by a $329,000 valuation allowance against certain foreign tax credits, due to the fact that the Company anticipates these foreign tax credits will expire prior to utilization.

     During 2002, the Company recorded an after tax loss of $1.9 million or $.23 loss per diluted share resulting from the discontinuance of its Industrial segment. The Company's decision to close down its unprofitable Industrial business unit, Ausable Solutions, Inc., followed a trend of continuous losses over the past three years, which resulted from an economic downturn in the IT software market with corresponding delays of anticipated contracts. This decision will allow the Company to focus on its two core businesses, Restaurant and Government, which are both growing and profitable.

Results of Operations -- 2001 Compared to 2000

     The Company reported revenues from continuing operations of $114.4 million for the year ended December 31, 2001, an increase of 13% from the $101.5 million reported in 2000. Income from continuing operations was $2.1 million versus a loss of $11 million in 2000. The Company reported basic and diluted net income per share from continuing operations of $.27 for 2001, compared to a diluted loss per share of $1.40 reported for the same period a year earlier.

     The Company's net income for the year ended December 31, 2001 was $282,000, or $.04 diluted net income per share, compared to a net loss of $12.5 million and $1.60 loss per diluted share for the same period in 2000.

     The operating results for 2001 represent a significant improvement from 2000 and was due to a dramatic turnaround in the Company's Restaurant segment. Total revenue from this segment grew 11% to $83.8 million in 2001 versus $75.9 million in 2000. Operating results improved from a $17.4 million loss in 2000 to a profit of $1.2 million in 2001. This was attributable to an increase in capital spending by numerous restaurant customers as decisions were made to replace older equipment, release of new and improved products as well as operating cost reductions implemented in 2001. Consistent with the Company's strategy to diversify its customer base, the Company was successful in adding 13 new customer accounts consistent with its strategy.

     Product revenues from the Company's Restaurant segment were $50.3 million in 2001, an increase of 13% from the $45 million recorded in 2000. The growth in product revenue is attributable to the significant recovery of the Company's restaurant business in 2001 after a decline in 2000. The Company added several new accounts in 2001 such as Boston Market and Carnival Cruise Lines. In addition, the Company achieved growth with its traditional customers including Tricon and McDonald's. Additionally, this turnaround can be attributed to several factors, including the release of the Company's new hardware product, POS4XP(TM), increased demand for its integrated software suite and a general improvement in economic conditions in the Company's marketplace.

     Customer service revenues are also generated by the Company's Restaurant segment. Customer service revenues were $33.6 million in 2001, an increase of 5% from the $31.9 million reported in 2000. This increase was the result of growth in field service and call center revenue due to new contracts and certain price increases. Installation revenue also improved which is directly related to the increased product volume discussed above. These increases were partially offset by a decline in depot repair volume due to improved product reliability. The
Company's service offerings include installation, twenty-four hour help desk support and various on-site service options.

     Contract revenues from the Company's Government segment were $30.5 million in 2001, an increase of 22% compared to the $25 million recorded in 2000. The continued success of the Company's government business is due to several factors, including various naval contracts to operate and maintain communications in support of fleet operations. The Company has established a growing reputation for outsourcing of Naval Telecommunications activities. Additionally, revenue grew due to the Company's work in mapping certain watershed regions in New York State. In 2001, contract revenues also experienced growth in the areas of logistic tracking of mobile chassis under its Cargo*Mate(TM) contracts.

     Product margins were 33.4% in 2001 compared to 23.8% in 2000. This margin improvement was attributable to a more favorable product mix, including a higher software content, and a reduction in manufacturing overhead costs. The Company also significantly improved its absorption of fixed manufacturing costs as production levels increased substantially over 2000, and reduced its provision for inventory obsolescence due to improved inventory management.

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

     Selling, general and administrative expenses are virtually all related to the Company's Restaurant segment. Selling, general and administrative expenses were $16.8 million in 2001 versus $23.9 million in 2000, a decrease of 30%. This decline was the result of cost reductions made by the Company in the fourth quarter of 2000 and its ongoing efforts to control costs without impacting core capabilities. These cost reductions included a reduction in labor as well as certain discretionary expenses such as travel. Other elements of this decline include the costs of an early retirement program in 2000 that did not recur in 2001 and a reduction in the provision for bad debts in 2001.

     Research and development expenses are from the Company's Restaurant segment. Research and development were $5.6 million in 2001, a decrease of 29% from the $7.9 million recorded in 2000. This decline is due to the completion of the new POS4XP(TM) system, and other expense reductions, which were implemented at the end of 2000. Research and development costs attributable to government contracts are included in cost of contract revenues.

     Other income was $848,000 in 2001, an increase from the $525,000 recorded in 2000. This increase was primarily due to an increase in rental income due to increased occupancy.

     Interest expense represents interest charged on the Company's short-term borrowings from banks and from long-term debt. Interest expense was $1.2 million in 2001, an increase of 15% compared to the $1 million recorded in 2000. The average amount of outstanding borrowings was higher during 2001 than in 2000. This was partially offset by a lower average borrowing rate in 2001.

     In 2001, the Company's effective tax rate was 23%. The variance from the statutory rate was due to the benefit derived from state net operating losses, the extraterritorial income exclusion and the utilization of research credits. This was partially offset by non deductible expenses and foreign income taxes. In 2000, the Company's effective tax rate was a 38.3% benefit. The variance from the statutory rate was primarily due to the benefit recognized on state net operating losses.

Liquidity and Capital Resources

     The Company's primary source of liquidity has been from operations and lines of credit with various banks. Cash provided by continuing operations was $4.1 million in 2002 compared to $1.8 million in 2001. In 2002, cash flow benefited from a reduction in accounts receivable and the operating profits for the period. This was partially offset by an increase in customer service inventory requirements to support the Company's newest product line and expanded customer base. In addition, there was an increase in finished goods inventory in anticipation of certain customer orders that were not delivered until the first quarter of 2003. In 2001, cash flow benefited from the Company's return to profitability, and the timing of vendor payments. This was partially offset by an increase in accounts receivable.

     Cash used in investing activities was $1.7 million in 2002 versus $1.3 million for 2001. In 2002, capital expenditures were primarily for normal operational needs in the restaurant segment and for improvements to the

Company's headquarters facility. Capitalized software costs were $790,000 in 2002. In 2001, capital expenditures were primarily for manufacturing equipment and for improvements to the Company's customer service facility in Boulder, Colorado. Capitalized software costs were $742,000 in 2001.

     Cash used by financing activities, was $2.8 million in 2002 compared to cash provided of $1.2 million in 2001. In 2002, the Company reduced its short-term bank borrowings by $5.1 million and received $381,000 from the exercise of employee stock options. The Company also raised $1.9 million on the sale of treasury stock. The Company evaluates market conditions on an ongoing basis and may elect to repurchase shares of its common stock at times when the prevailing market conditions provide an opportunity for the Company to buy back its stock at a discounted rate as compared to book value. In 2001, the Company increased its line-of-credit borrowings by $830,000, and cash of $473,000 was provided by the exercise of employee stock options.

     The Company has an aggregate of $20,000,000 in bank lines of credit. One line totaling $12,500,000 bears interest at the prime rate (4.25% at December 31, 2002) and is subject to loan covenants involving working capital and debt coverage ratios. The Company is in compliance with these covenants as of December 31, 2002. The availability of this facility is determined based on the amount of certain receivables and inventory. This line expires on July 31, 2003. The remaining line of $7,500,000 bears interest at the prime rate, and the expiration date was extended from July 31, 2003 to January 1, 2004 in April 2003. Both lines are collateralized by certain accounts receivable and inventory. At December 31, 2002, $9,549,000 was outstanding and $10,451,000 was available under these lines. The Company has ongoing discussions with its lenders and expects to be able to renew these lines at similar terms to meet its ongoing needs.

     The Company does not have any significant capital or purchase commitments. The Company's future minimum obligations under non-cancelable operating leases is as follows:

                  2003                        $     1,059

                  2004                                914

                  2005                                826

                  2006                                557

                  2007                                309

                  Thereafter                          723
                                              -----------
                                              $     4,388
                                              ===========

     The Company is continuing to look at various alternatives to further increase its credit availability. We believe our existing cash, line of credit facilities and our anticipated operating cash flow will be sufficient to meet our cash requirements at least through the next twelve months. However, we may be required, or could elect, to seek additional funding prior to that time. Our future capital requirements will depend on many factors, including our rate of revenue growth, the timing and extent of spending to support product development efforts, expansion of sales and marketing, the timing of introductions of new products and enhancements to existing products, and market acceptance of our products. We cannot assure you that additional equity or debt financing will be available on acceptable terms or at all. Our sources of liquidity beyond twelve months, in management's opinion, will be our cash balances on hand at that time, funds provided by operations and whatever long-term credit facilities we can arrange.

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

     The Company recognizes revenue generated by the Restaurant segment using the guidance from SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" and the AICPA Statement of Position (SOP) 97-2, "Software Revenue Recognition," and other applicable revenue recognition guidance and interpretations. Product revenue consists of the Company's standard Point of Sale systems of the Restaurant segment. The Company recognizes revenue from the sale of complete restaurant systems (which primarily includes hardware or hardware and software) upon delivery to the customer site. For restaurant systems that are self-installed by the customer or an unrelated third party and for component sales or supplies, the Company recognizes revenue at the time of shipment. The Company records a provision for returns and allowances when the sale is recognized. In addition to product sales, the Company may provide installation and training services, and also offers maintenance contracts to its customers. Installation and training service revenues are recognized as the services are performed. The Company's other service revenues, consisting of support, field and depot repair, are provided to customers either on a time and materials basis or under its maintenance contracts. Services provided on a time and materials basis are recognized as the services are performed. Service revenues from maintenance contracts are deferred when billed and recognized ratably over the related contract period.

     The Company's contract revenues generated by the Government segment result primarily from contract services performed for the United States Government under a variety of cost-reimbursement, time-and-material and fixed-price contracts. The Company recognizes contract revenues using the guidance from SOP 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts." Contract revenues, including fees and profits, are recorded as services are performed using the percentage-of-completion method of accounting, primarily based on contract costs incurred to date compared with estimated costs at completion. Anticipated losses on all contracts and programs in process are recorded in full when identified. Unbilled accounts receivable are stated at estimated realizable value. Contract costs, including indirect expenses, are subject to audit and adjustment through negotiations between the Company and government representatives. Contract revenues have been recorded in amounts that are expected to be realized on final settlement.

     Allowances for doubtful accounts are based on estimates of probable losses related to accounts receivable balances. The establishment of allowances requires the use of judgment and assumptions regarding probable losses on receivable balances.

     The Company's inventories are valued at the lower of cost or market. The Company uses certain estimates and judgments and considers several factors including product demand and changes in technology to provide for excess and obsolescence reserves to properly value inventory.

     The Company has intangible assets on its balance sheet that includes computer software costs and goodwill resulting from acquisitions. The valuation of these assets and the assignment of useful amortization lives for the computer software costs involve significant judgments and the use of estimates. The testing of these intangibles for impairment under established accounting guidelines also requires significant use of judgment and assumptions. Changes in business conditions could potentially require future adjustments to asset valuations.

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

Item 7A:  Quantitative and Qualitative Disclosures About Market Risk

A CHANGE IN THE RELATIONSHIP WITH ANY ONE OF OUR MAJOR CUSTOMERS WOULD MATERIALLY ADVERSELY AFFECT OUR BUSINESS.

     A small number of customers has historically accounted for a majority of our net revenues in any given fiscal period. For the fiscal years ended December 31, 2002, 2001 and 2000, aggregate sales to our top two Restaurant segment customers, McDonald's and Yum!Brands, amounted to 51%, 51% and 56%, respectively, of net revenues. No customer is obligated to make any minimum level of future purchases from us or to provide us with binding forecasts of product purchases for any future period. In addition, major customers may elect to delay or otherwise change the timing of orders in a manner that could adversely effect quarterly and annual results of operations. There can be no assurance that our current customers will continue to place orders with us, or that we will be able to obtain orders from new customers.

AN INABIILITY TO PRODUCE NEW PRODUCTS THAT KEEP PACE WITH TECHNOLOGICAL DEVELOPMENTS AND CHANGING MARKET CONDITIONS COULD RESULT IN A LOSS OF MARKET SHARE.

     The products we sell are subject to rapid and continual technological change. The products that are available from our competitors have increasingly offered a wider range of features and capabilities. We believe that in order to compete effectively we must provide compatible systems incorporating new technologies at competitive prices. There can be no assurance that we will be able to continue funding research and development at levels sufficient to enhance our current product offerings, or will be able to develop and introduce on a timely basis new products that keep pace with technological developments and emerging industry standards and address the evolving needs of customers. There can also be no assurance that we will not experience difficulties that will result in delaying or preventing the successful development, introduction and marketing of new products in our existing markets, or that our new products and product enhancements will adequately meet the requirements of the marketplace or achieve any significant degree of market acceptance. Likewise, there can be no assurance as to the acceptance of our products in new markets, nor can there be any assurance as to the success of our penetration of these markets, or to the revenue or profit margins with respect to these products. If any of our competitors were to introduce superior software products at competitive prices, or if our software products no longer met the needs of the marketplace due to technological developments and emerging industry standards, our software products may no longer retain any significant market share. If this were to occur, we could be required to record a charge against capitalized software costs, which amounts to $2.1 million as of December 31, 2002.

WE DERIVE A PORTION OF OUR REVENUE FROM GOVERNMENT CONTRACTS, WHICH CONTAIN PROVISIONS UNIQUE TO PUBLIC SECTOR CUSTOMERS.

     For the fiscal years ended December 31, 2002, 2001 and 2000, we derived 28%, 27% and 25%, respectively, of our net revenues from contracts to provide technical products and services to United States government agencies and defense contractors. Contracts with United States government agencies typically provide that such contracts are terminable at the convenience of the government. If the government terminated a contract on this basis, we would be entitled to receive payment for our allowable costs and, in general, a proportionate share of our fee or profit for work actually performed. Most U.S. government contracts are also subject to modification or termination in the event of changes in funding. As such, we may perform work prior to formal authorization, or the contract prices may be adjusted for increased work scope or change orders. Termination or modification of a substantial number of our U.S. government contracts could have a material adverse effect on our business, financial condition and results of operations. The Company does not anticipate any impact due to the current world crisis on our current contracts.

WE FACE  EXTENSIVE  COMPETITION  IN THE  MARKETS  IN WHICH WE  OPERATE,  AND OUR
FAILURE TO COMPETE EFFECTIVELY COULD RESULT IN PRICE REDUCTIONS AND DECREASED DEMAND FOR OUR PRODUCTS AND SERVICES.

     There are currently five major suppliers who offer restaurant management systems similar to ours. Some of these competitors are larger than we are and have access to substantially greater financial and other resources than we do, and consequently may be able to obtain more favorable terms than we can for components and subassemblies incorporated into their restaurant technology products. The rapid rate of technological change in the restaurant market makes it likely that we will face competition from new products designed by companies not currently competing with us. Such products may have features not currently available on our restaurant products. We believe that our competitive ability depends on our total solution offering, our product development and systems integration capability, our direct sales force and our customer service organization. There is no assurance, however, that we will be able to compete effectively in the restaurant technology market in the future.

     Our government contracting business has been focused on niche offerings, primarily signal and image processing and engineering services. Many of our competitors are, or are subsidiaries of, companies such as Lockheed-Martin, Raytheon, Northrop-Grumman (which includes Litton-PRC-TASC), BAE, Boeing and SAIC. These companies are larger and have substantially greater financial resources than we do. We also compete with smaller companies that target particular segments of the government market. These companies may be better positioned to obtain contracts through competitive proposals. Consequently, there are no assurances that we will continue to win government contracts as a prime contractor or subcontractor.

WE MAY NOT BE ABLE TO MEET THE UNIQUE OPERATIONAL, LEGAL AND FINANCIAL CHALLENGES THAT RELATE TO OUR INTERNATIONAL OPERATIONS, WHICH MAY LIMIT THE GROWTH OF OUR BUSINESS.

     For the years ended December 31, 2002, 2001 and 2000, our net revenues from sales outside the United States were 11%, 14% and 19%, respectively, of the Company's net revenues. We anticipate that international sales will continue to account for a significant portion of sales. We intend to continue to expand our operations outside the United States and to enter additional international markets, which will require significant management attention and financial resources. Our operating results are subject to the risks inherent in international sales, including, but not limited to, regulatory requirements, political and economic changes and disruptions, geopolitical disputes and war, transportation delays, difficulties in staffing and managing foreign sales operations, and potentially adverse tax consequences. In addition, fluctuations in exchange rates may render our products less competitive relative to local product offerings, or could result in foreign exchange losses, depending upon the currency in which we sell our products. There can be no assurance that these factors will not have a material adverse effect on our future international sales and, consequently, on our operating results. In 2002, less than 1% of the Company's revenues was from customers in the Middle East. Therefore, the current world crisis is not expected to have a material impact on the results of operations in 2003.

INFLATION

     Inflation had little effect on revenues and related costs during 2002. Management anticipates that margins will be maintained at acceptable levels to minimize the effects of inflation, if any.

INTEREST RATES

     As of December 31, 2002, the Company has $2.2 million in variable long-term debt and $9.6 million in variable short-term debt. The Company believes that a 10% change in interest rates would not have a material impact on our business, financial conditions, results of operations or cash flows.

FOREIGN CURRENCY

     The Company's primary exposures relate to certain non-dollar denominated sales and operating expenses in Europe and Asia. These primary currencies are the Euro, the Australian dollar and the Singapore dollar. Management believes that foreign currency fluctuations should not have a significant impact on gross margins due to the low volume of business affected by foreign currencies.

Item 8: Financial Statements and Supplementary Data

     The Company's 2002 Financial Statements, together with the report thereon of PricewaterhouseCoopers LLP dated March 28, 2003, are included elsewhere herein. See Item 15 for a list of Financial Statements and Financial Statement Schedules.


Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                    PART III

Item 10: Directors, Executive Officers and Other Significant Employees of the Registrant

     The directors and executive officers of the Company and their respective ages and positions are:

         Name                     Age                      Position
------------------------          ---          ---------------------------------

Dr. John W. Sammon, Jr.           63           Chairman of the Board, President
                                               and Director

Charles A. Constantino            63           Executive Vice President and
                                               Director

J. Whitney Haney                  68           Director

Sangwoo Ahn                       64           Director

James A. Simms                    43           Director

Gregory T. Cortese                53           President ParTech, Inc.,
                                               General Counsel and Secretary

Albert Lane, Jr.                  61           President, PAR Government Systems
                                               Corporation and Rome Research
                                               Corporation

Ronald J. Casciano                49           Vice President, C.F.O. and
                                               Treasurer

     Other senior officers and significant employees of the Company and their respective ages and positions are:

         Name                     Age                      Position
------------------------          ---          ---------------------------------

Raymond E. Barnes                 55           Vice President, POS Systems
                                               Development,  ParTech, Inc.

Edward Bohling                    43           Vice President, Information
                                               Systems and Technology, PAR
                                               Government Systems Corporation

Linda D. Brewer                   46           Vice President, Pacific/West
                                               Coast Operations
                                               Rome Research Corporation

Louis Brown                       52           Vice President, World Wide Sales,
                                               ParTech, Inc.

         Name                     Age                      Position
------------------------          ---          ---------------------------------

Kenneth M. Giffune                54           Vice President of Human Resources
                                               PAR Technology Corporation

Sam Y. Hua                        41           Vice President and Chief
                                               Technical Officer, ParTech, Inc.

Fred A. Matrulli                  57           Vice President, Operations/
                                               Logistics Management Systems,
                                               PAR Technology Corporation

Roger P. McReynolds               57           Vice President, Chief Quality
                                               Officer, ParTech, Inc.

Hector Melendez                   53           Vice President of Plans,
                                               Rome Research Corporation

Victor Melnikow                   45           Vice President, Finance,
                                               Rome Research Corporation

E. John Mohler                    59           Vice President, Business
                                               Development, PAR Logistics
                                               Management Systems,
                                               PAR Technology Corporation

Samuel S. Talaba                  46           Controller, ParTech, Inc.


F. Gregory Talomie                58           Vice President/General Manager
                                               PAR Logistics Management
                                               Systems, PAR Technology
                                               Corporation

Jerry F. Weimar                   46           Vice President, Special Projects,
                                               ParTech, Inc.

William J. Williams               41           Vice President, Manufacturing,
                                               ParTech, Inc.

Stanley Zysk                      56           Vice President, Product
                                               Management, ParTech, Inc.

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

     Mr. James A. Simms was appointed a director of the Company in October, 2001. He is currently a senior investment banker with Adams, Harkness & Hill, Inc. and has held this position since 1997.

     Mr. Albert Lane, Jr. was appointed to President, Rome Research Corporation in 1988. He was additionally appointed President of PAR Government Systems Corporation in 1997.

     Mr. Raymond E. Barnes was promoted to Vice President, POS Systems Development of ParTech, Inc. in 1998. Prior to this position, he was the Director of Next Generation Hardware and Software.

     Mr. Edward Bohling was promoted to Vice President, Information Systems and Technology of PAR Government Systems Corporation in 1998. Previously, he was Director of Special Projects.

     Ms. Linda D. Brewer was promoted to Vice President of Pacific/West Coast Operations in January 2002. Prior to this position, Ms. Brewer was Director of Pacific/West Coast Operations for Rome Research Corporation.

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

     Dr. Kenneth M. Giffune, Ed.D was appointed Vice President of Human Resources for PAR Technology Corporation in July 1995.

     Mr. Sam Y. Hua was promoted to Vice President and Chief Technical Officer in 1998. He joined the Company in 1997 as Vice President of Product Planning.

     Mr. Fred A. Matrulli was named Vice President, Operations/Logistics Management Systems, in 1998.

     Mr. Hector Melendez joined Rome Research Corporation in April 2001 as Vice President after a successful career in the United States Marine Corps as Director of Communication Infrastructure. He was appointed to Vice President of Plans in February, 2002.

     Mr. Roger P. McReynolds was appointed Vice President, Chief Quality Officer in February 2002. Previously, he was Vice President of Operations for ParTech, Inc.

     Mr. Victor Melnikow was promoted to Vice President, Finance of Rome Research Corporation in July, 1995.

     Mr. E. John Mohler was promoted to Vice President, Business Development for PAR Technology Corporation's Logistics Management Systems in January, 2002. Prior, Mr. Mohler held the position of Vice President, Marketing/Logistics Management Systems.

     Mr. Samuel Talaba was named Controller of ParTech, Inc. in 1997.

     Mr. Gregory Talomie was appointed Vice President/General Manager of PAR Logistics Management Systems in August 2001.

     Mr. Jerry F. Weimar was promoted to Vice President, Special Projects in 2002. Prior to that, he held the position of VP, Professional Services of ParTech, Inc.

     Mr. William J. Williams was promoted to Vice President, Manufacturing of ParTech, Inc. in February 1998. Prior to this position, Mr. Williams was the Vice President, Operations.

     Mr. Stanley A. Zysk, Jr. assumed the position of Vice President of Product Management for ParTech, Inc. in July 2000. Previously, Mr. Zysk was Director of Software Applications.

Item 11: Executive Compensation

     The information required by this item will appear under the caption "Executive Compensation" in our 2002 definitive proxy statement for the annual meeting of stockholders on May 22, 2003 and is incorporated herein by reference.

Item 12: Security Ownership Of Certain Beneficial Owners

     The information required by this item will appear under the caption "Security Ownership Of Management And Certain Beneficial Owners" in our 2002 definitive proxy statement for the annual meeting of stockholders on May 22, 2003 and is incorporated herein by reference.

Item 13: Certain Relationships and Related Transactions

     The information required by this item will appear under the caption "Executive Compensation" in our 2002 definitive proxy statement for the annual meeting of stockholders on May 22, 2003 and is incorporated herein by reference.

Item 14: Controls and Procedures

     (a) Evaluation of Disclosure  Controls and  Procedures.
     Within the 90 days prior to the filing date, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Office and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Exchange Act Rule 15d-14(c). Based upon that evaluation, the Company's President and Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in enabling the Company to identify, process, and report information required to be included in the Company's periodic SEC filings within the required time period.

     (b) Changes in Internal Controls.
     There were no significant changes in the Company's internal controls or to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date.

Item 14A: Statement of Fees Paid to Independent Auditors

     The response to this item will appear under the caption "Statement of Fees Paid to Independent Auditors" in our 2002 definitive proxy statement for the annual meeting of stockholders on May 22, 2003 and is incorporated herein by reference.

                                     PART IV

Item 15:  Exhibits, Financial Statement Schedules, and Reports on Form 8-K


(a) Documents filed as a part of the Form 10-K

     (1) Financial Statements:

          Report of Independent Accountants

          Consolidated Balance Sheets at December 31, 2002 and 2001

          Consolidated Statements of Income for the three years ended December 31, 2002

          Consolidated Statements of Comprehensive Income for the three years ended December 31, 2002

          Consolidated Statements of Changes in Shareholders' Equity for the three years ended December 31, 2002

          Consolidated Statements of Cash Flows for the three years ended December 31, 2002

          Notes to Consolidated Financial Statements

     (2) Financial Statement Schedules:

          Valuation and Qualifying Accounts and Reserves (Schedule II)


(b) Reports on Form 8-K None

(c) Exhibits

     See list of exhibits on page 76

(d) Financial statement schedules See (a)(2) above.

REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of PAR Technology Corporation


In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a) (1) on page 41 present fairly, in all material respects, the financial position of PAR Technology Corporation and its subsidiaries at December 31, 2002 and December 31, 2001 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a) (2) on page 41 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2, the Company has restated its Consolidated Financial Statements as of and for the years ended December 31, 2001 and 2000.





PricewaterhouseCoopers LLP


Syracuse, New York
March 28, 2003

CONSOLIDATED BALANCE SHEETS
(In Thousands Except Share Amounts)
                                                                 December 31,
                                                            --------------------
                                                                        Restated
                                                                        (Note 2)
                                                              2002         2001
                                                            --------    --------
Assets
Current Assets:
     Cash ...............................................   $    490   $    879
     Accounts receivable-net (Note 4) ...................     25,843     34,400
     Inventories-net (Note 5) ...........................     34,274     26,223
     Income tax refund claims ...........................       --           95
     Deferred income taxes (Note 9) .....................      5,766      2,883
     Other current assets ...............................      2,638      3,315
     Total assets of discontinued operation (Note 3) ....         59        --
                                                            --------   --------
         Total current assets ...........................     69,070     67,795

Property, plant and equipment - net (Note 6) ............      8,455      9,471
Deferred income taxes ...................................      4,386      7,813
Other assets ............................................      3,211      3,836
                                                            --------   --------
                                                            $ 85,122   $ 88,915
                                                            ========   ========
Liabilities and Shareholders' Equity
Current Liabilities:
     Notes payable (Note 7) .............................   $  9,634   $ 14,686
     Accounts payable ...................................      8,371     11,290
     Accrued salaries and benefits ......................      4,615      4,528
     Accrued expenses ...................................      2,077      2,275
     Deferred service revenue ...........................      6,704      6,339
     Total liabilities of discontinued operation (Note 3)        342        --
                                                            --------   --------
         Total current liabilities ......................     31,743     39,118
                                                            --------   --------
Long-term debt (Note 7) .................................      2,181      2,268
                                                            --------   --------
Shareholders' Equity (Note 8):
     Preferred stock, $.02 par value,
       1,000,000 shares authorized ......................       --         --
     Common stock, $.02 par value,
       19,000,000 shares authorized;
       9,770,262 and 9,674,466 shares issued
       8,359,575 and 7,880,760 outstanding ..............        195        193
     Capital in excess of par value .....................     28,926     28,541
     Retained earnings ..................................     29,946     29,205
     Accumulated other comprehensive loss ...............       (816)    (1,441)
     Treasury stock, at cost, 1,410,687 and
         1,793,706 shares ...............................     (7,053)    (8,969)
                                                            --------   --------
         Total shareholders' equity .....................     51,198     47,529
                                                            --------   --------
                                                            $ 85,122   $ 88,915
                                                            ========   ========


The Accompanying Notes are an Integral Part of the Consolidated Financial

Statements CONSOLIDATED STATEMENTS OF INCOME
(In Thousands Except Per Share Amounts)
                                            Year ended December 31,
                                       ---------------------------------
                                                    Restated   Restated
                                                    (Note 2)   (Note 2)
                                          2002        2001       2000
                                       --------    --------    --------
Net revenues:
     Product .......................   $ 59,153    $ 50,272    $ 44,574
     Service .......................     36,553      33,572      31,887
     Contract ......................     37,975      30,510      25,002
                                       --------    --------    --------
                                        133,681     114,354     101,463
                                       --------    --------    --------
Costs of sales:
     Product .......................     39,643      33,506      33,974
     Service .......................     30,081      27,163      29,132
     Contract ......................     35,501      28,332      23,541
                                       --------    --------    --------
                                        105,225      89,001      86,647
                                       --------    --------    --------

           Gross margin ............     28,456      25,353      14,816
                                       --------    --------    --------
Operating expenses:
     Selling, general and
      administrative ...............     19,540      16,774      23,937
     Research and development ......      5,400       5,565       7,854
     Non-recurring charges .........       --          --           300
                                       --------    --------    --------
                                         24,940      22,339      32,091
                                       --------    --------    --------
Operating income (loss)
 from continuing operations ........      3,516       3,014     (17,275)
Other income, net ..................        815         848         525
Interest expense ...................       (824)     (1,161)     (1,011)
                                       --------    --------    --------

Income (loss) from
  continuing operations
  before provision for
  income taxes .....................      3,507       2,701     (17,761)
(Provision) benefit for
  income taxes (Note 9) ............       (884)       (621)      6,800
                                       --------    --------    --------
Income (loss) from
  continuing operations ............      2,623       2,080     (10,961)
                                       --------    --------    --------
Discontinued operations:
     Loss from operations of
        discontinued component
        (including loss on disposal
        of $830,000 in 2002) .......     (2,516)     (2,335)     (2,556)
     Income tax benefit ............        634         537         982
                                       --------    --------    --------
     Loss on discontinued operations     (1,882)     (1,798)     (1,574)
                                       --------    --------    --------
Net income (loss) ..................   $    741    $    282    $(12,535)
                                       ========    ========    ========


The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

(In Thousands Except Per Share Amounts)

                                              Year ended December 31,
                                    -----------------------------------------
                                                     Restated       Restated
                                                      (Note 2)       (Note 2)
                                       2002             2001           2000
                                    ----------       ---------      ---------
Earnings per share:
Basic:
     Income (loss) from
      continuing operations         $     .33        $     .27      $  (1.40)
     Loss from discontinued
      operations                    $    (.24)       $    (.23)     $   (.20)
           Net income (loss)        $     .09        $     .04      $  (1.60)
Diluted:
     Income (loss) from
      continuing operations         $     .32        $     .27      $  (1.40)
     Loss from discontinued
      operations                    $    (.23)       $    (.23)     $   (.20)
           Net income (loss)        $     .09        $     .04      $  (1.60)
Weighted average shares
      outstanding
     Basic                              7,934            7,726         7,848
                                    =========        =========      ========
     Diluted                            8,315            7,799         7,848
                                    =========        =========      ========


CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)
                                              Year ended December 31,
                                    -----------------------------------------
                                                      Restated       Restated
                                                      (Note 2)       (Note 2)
                                       2002             2001           2000
                                    ----------       ---------      ---------

Net income (loss)                   $     741        $     282      $(12,535)
Other comprehensive
  income (loss), net of tax:
     Foreign currency translation
      adjustments                         625             (238)         (439)
                                    ---------        ---------      --------
Comprehensive income (loss)         $   1,366        $      44      $(12,974)
                                    =========        =========      ========


The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                     Accumulated
                                                             Capital in                 Other
                                           Common Stock       excess of    Retained   Comprehensive    Treasury Stock
(In Thousands)                          Shares      Amount    Par Value    Earnings  Income (Loss)    Shares   Amount
                                        ------      ------    ---------    --------  ------------     ------   ------
Balance at
  December 31, 1999, as reported           9,517   $   190    $ 28,071     $  42,191    $  (764)     (1,457)  $ (7,545)
Effect of restatement *                                                         (733)
Balance at
  December 31, 1999, as restated*          9,517       190      28,071        41,458       (764)     (1,457)    (7,545)
Net loss                                                                     (12,535)
Translation adjustments                                                                    (439)
Acquisition of treasury stock                                                                          (337)    (1,424)
                                         -------   -------    --------     ---------    -------   ---------   --------
Balance at
   December 31, 2000, as restated*         9,517       190      28,071        28,923     (1,203)     (1,794)    (8,969)
Net income                                                                       282
Issuance of common stock upon the
  exercise of stock options (Note 8)         157         3         470
Translation adjustments                                                                    (238)
                                         -------   -------    --------     ---------    -------   ----------  --------
Balance at
   December 31, 2001, as restated*         9,674       193      28,541        29,205     (1,441)     (1,794)    (8,969)
Net income                                                                       741
Sale of treasury stock                                               6                                   383     1,916
Issuance of common stock upon the
  exercise of stock options (Note 8)          96         2         379
Translation adjustments                                                                     625
                                         -------   -------    --------     ---------    -------   ----------  --------
Balance at
   December 31, 2002                       9,770   $   195    $ 28,926     $  29,946    $  (816)     (1,411)  $ (7,053)
                                         =======   =======    ========     =========    =======   =========   ========





The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

* See Note 2.


CONSOLIDATED STATEMENTS OF CASH FLOWS
 (In Thousands)
                                                       Year ended December 31,
                                                  ---------------------------------
                                                              Restated    Restated
                                                              (Note 2)    (Note 2)
                                                    2002        2001        2000
                                                  --------    --------    --------
Cash flows from operating activities:
   Net income (loss) ..........................   $    741    $    282    $(12,535)
   Adjustments to reconcile net income to net
     cash provided by operating activities:
      Net loss from discontinued operations ...      1,882       1,798       1,574
      Depreciation and amortization ...........      2,894       3,156       3,132
      Provision for bad debts .................      1,491       1,299       2,138
      Provision for obsolete inventory ........      2,321         590       4,483
      Increase (decrease) from changes in:
        Accounts receivable ...................      6,045      (5,982)        561
        Inventories ...........................    (10,454)       (103)     (1,492)
        Income tax refund claims ..............         95         638        (600)
        Other current assets ..................        596      (1,352)        160
        Other assets ..........................        (24)        (22)        (27)
        Accounts payable ......................     (2,611)      2,226         956
        Accrued salaries and benefits .........        292         477        (813)
        Accrued expenses ......................       (197)       (491)        268
        Deferred service revenue ..............        493        (518)      1,357
        Deferred income taxes .................        544        (240)     (6,984)
                                                  --------    --------    --------
         Net cash provided (used) by continuing
          operating activities ................      4,108       1,758      (7,822)
         Net cash provided (used) in
          discontinued operations .............       (580)     (1,829)        236
                                                  --------    --------    --------
         Net cash provided (used) by
          operating activities ................      3,528         (71)     (7,586)
                                                  --------    --------    --------
Cash flows from investing activities:
   Capital expenditures .......................       (916)       (517)       (586)
   Capitalization of software costs ...........       (790)       (742)       (914)
                                                  --------    --------    --------
         Net cash used in investing activities      (1,706)     (1,259)     (1,500)
                                                  --------    --------    --------
Cash flows from financing activities:
   Net borrowings (payments) under
     line-of-credit agreements ................     (5,082)        830       8,822
   Net proceeds (payments)
    from the issuance of long-term debt .......        (57)        (55)      2,373
   Net proceeds from the sale of treasury stock      1,922        --          --
   Proceeds from the exercise of stock options         381         473        --
   Acquisition of treasury stock ..............       --          --        (1,424)
                                                  --------    --------    --------
         Net cash provided (used) by
          financing activities ................     (2,836)      1,248       9,771
                                                  --------    --------    --------
Effect of exchange rate changes on cash and
  cash equivalents ............................        625        (238)       (439)
                                                  --------    --------    --------


The Accompanying Notes are an Integral Part of the Consolidated Financial

Statements CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In Thousands)
                                                       Year ended December 31,
                                                  ---------------------------------
                                                              Restated    Restated
                                                              (Note 2)    (Note 2)
                                                    2002        2001        2000
                                                  --------    --------    --------
Net increase (decrease) in cash
  and cash equivalents ........................       (389)       (320)        246
Cash and cash equivalents at
  beginning of year ...........................        879       1,199         953
                                                  --------    --------    --------
Cash and cash equivalents at
  end of year .................................   $    490    $    879    $  1,199
                                                  ========    ========    ========



Supplemental disclosures of cash flow information:

Cash paid during the year for:
         Interest                                 $    848    $  1,095    $    978
         Income taxes, net of refunds                  101        (543)       (807)







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

Revenue recognition

     The Company recognizes revenue generated by the Restaurant segment using the guidance from SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" and the AICPA Statement of Position (SOP) 97-2, "Software Revenue Recognition," and other applicable revenue recognition guidance and interpretations. Product revenue consists of the Company's standard Point of Sale systems of the Restaurant segment. The Company recognizes revenue from the sale of complete restaurant systems (which primarily includes hardware or hardware and software) upon delivery to the customer site. For restaurant systems that are self-installed by the customer or an unrelated third party and for component sales or supplies, the Company recognizes revenue at the time of shipment. The Company records a provision for returns and allowances when the sale is recognized. In addition to product sales, the Company may provide installation and training services, and also offers maintenance contracts to its customers. Installation and training service revenues are recognized as the services are performed. The Company's other service revenues, consisting of support, field and depot repair, are provided to customers either on a time and materials basis or under its maintenance contracts. Services provided on a time and materials basis are recognized as the services are performed. Service revenues from maintenance contracts are deferred when billed and recognized ratably over the related contract period.

     The Company's contract revenues generated by the Government segment result primarily from contract services performed for the United States Government under a variety of cost-reimbursement, time-and-material and fixed-price contracts. The Company recognizes contract revenues using the guidance from SOP 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts." Contract revenues, including fees and profits, are recorded as services are performed using the percentage-of-completion method of accounting, primarily based on contract costs incurred to date compared with estimated costs at completion. Anticipated losses on all contracts and programs in process are recorded in full when identified. Unbilled accounts receivable are stated at estimated realizable value. Contract costs, including indirect expenses, are subject to audit and adjustment through negotiations between the Company and government representatives. Contract revenues have been recorded in amounts that are expected to be realized on final settlement.

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

 Warranties

     The Company's products are sold with a standard warranty for defects in material and workmanship. The standard warranty offered by the Company is for one year. The Company establishes an accrual for estimated warranty costs at the time revenue is recognized on the sale. This estimate is based on projected product reliability using historical performance data.

     The changes in the product warranty liability for the year ended December 31, 2002 are summarized as follows: (in thousands)

                                                            Dollar Amount of
                                                               Liability
                                                             Debit/(Credit)
                                                             --------------


Balance at December 31, 2001                                 $       (388)
Accruals for warranties issued during the period                   (1,540)
Accruals related to pre-existing warranties
 (including changes in estimates)                                     153

Settlements made (in cash or in kind) during the period             1,215
                                                             ------------
Balance at December 31, 2002                                 $       (560)
                                                             ============
Income taxes

     The provision for income taxes is based upon pretax earnings with deferred income taxes provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. The Company records a valuation allowance when necessary to reduce deferred tax assets to their net realizable amounts.

Foreign currency

     The assets and liabilities for the Company's international operations are translated into U.S. dollars using year-end exchange rates. Income statement items are translated at average exchange rates prevailing during the year. The resulting translation adjustments are recorded as a separate component of shareholders' equity under the heading Accumulated Other Comprehensive Income
(Loss). Exchange gains and losses on intercompany balances of a long-term investment nature are also recorded as a translation adjustment. Foreign currency transaction gains and losses, which historically have been immaterial, are included in net income.

Research and development costs

     The Company capitalizes certain costs related to the development of computer software used in its Restaurant products segment under the requirements of Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed". Software development costs incurred prior to establishing technological feasibility are charged to operations and included in research and development costs. Software development costs incurred after establishing feasibility are capitalized and amortized on a product-by-product basis when the product is available for general release to customers. The unamortized computer software costs included in other assets amounted to $2,148,000, and $2,165,000 at December 31, 2002 and 2001, respectively. Annual amortization, charged to cost of sales, is computed using the straight-line method over the remaining estimated economic life of the product, generally three years. Amortization of capitalized software costs amounted to $1,098,000, $1,376,000 and $1,297,000 in 2002, 2001, and 2000,
respectively.

Stock-based compensation

     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), encourages, but does not require companies to record compensation cost for stock-based compensation plans at fair value. The Company has elected to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations.

     Had compensation cost for the Company's stock-based compensation plans and other transactions been determined based on the fair values of the fiscal year 2002, 2001 and 2000 grant dates for those awards, consistent with the requirements of SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

                                                           Restated    Restated
                                                           (Note 2)    (Note 2)
                                                  2002       2001        2000
                                                -------    -------   -----------

Net income (loss) ............                  $   741    $   282   $  (12,535)
     Compensation benefit (expense)                 117       (278)        (605)
                                                -------    -------    ----------
     Pro forma net income (loss) ..             $   858          4    $ (13,140)
                                                =======    =======    ==========

Earnings (loss) per share:
     As reported   -- Basic .......             $   .09    $   .04    $   (1.60)
                   -- Diluted .....             $   .09    $   .04    $   (1.60)

     Proforma      -- Basic .......             $   .11    $    --    $   (1.67)
                   -- Diluted .....             $   .10    $    --    $   (1.67)

Earnings per share

     Earnings per share are calculated in accordance with Statement of Financial Accounting Standards No. 128 "Earnings per Share" (SFAS 128), which specifies the computation, presentation, and disclosure requirements for earnings per share (EPS). It requires the presentation of basic and diluted EPS. Basic EPS excludes all dilution and is based upon the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock.

     The  following  is  a   reconciliation   of  the  weighted  average  shares
outstanding for the basic and diluted EPS computations (In Thousands Except Per Share Data):

                                                          Restated   Restated
                                                          (Note 2)   (Note 2)
                                                 2002       2001       2000
                                               --------   --------   --------

Net income (loss) ..........................   $    741   $    282   $(12,535)
                                               ========   ========   ========

Basic:
     Shares outstanding at beginning of year      7,881      7,723      8,060
     Weighted shares issued during the year          53          3       --
     Weighted average shares of treasury
       stock acquired ......................       --         --         (212)
                                               --------   --------   --------
     Weighted average common shares, basic .      7,934      7,726      7,848
                                               ========   ========   ========
     Earnings per common share, basic ......   $    .09   $    .04   $  (1.60)
                                               ========   ========   ========

Diluted:
     Weighted average common shares, diluted      7,934      7,726      7,848
     Dilutive impact of stock options ......        381         73       --
                                               --------   --------   --------
     Weighted average common shares, diluted      8,315      7,799      7,848
                                               ========   ========   ========
     Earnings per common share, diluted ....   $    .09   $    .04   $  (1.60)
                                               ========   ========   ========


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

Goodwill and Other Intangible Assets

     In July 2001, the Financial Accounting Standards Board approved Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets", ("SFAS 142"). The Company adopted SFAS 142 effective January 1, 2002. Under this standard, amortization of goodwill and certain intangible assets, including certain intangibles recorded as a result of past business combinations, is to be discontinued upon adoption of SFAS 142. Instead, all goodwill will be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. The Company has elected to annually test for impairment at December 31. There was no impairment of goodwill in 2002. The carrying value of goodwill was $598,000 at December 31, 2002.

     The following is a reconciliation assuming goodwill had been accounted for in accordance with SFAS 142 in the years ended December 31, 2001 and 2000:


                                                    2002             2001             2000
                                                -------------     -------------   -------------
Income (loss) from continuing operations
 - as reported                                  $       2,623     $       2,080    $    (10,961)
                                                -------------     -------------    ------------
Add back:  Goodwill amortization
 (net of income taxes)                          $          --     $         114    $          91
                                                -------------     -------------    -------------
Adjusted income (loss)
 from continuing operations                     $       2,623     $       2,194    $    (10,870)
                                                =============     =============    ============
Basic EPS

Income (loss) from continuing operations
 - as reported                                  $         .33     $         .27    $      (1.40)
                                                -------------     -------------    ------------
Add back:  Goodwill amortization
 (net of income taxes)                          $          --     $         .01    $         .01
                                                -------------     -------------    -------------
Adjusted income (loss)
 from continuing operations                     $         .33     $         .28    $       (1.39)
                                                =============     =============    =============



                                                    2002             2001             2000
                                                -------------     -------------   -------------
Diluted EPS

Income (loss) from continuing operations
 - as reported                                  $         .32     $         .27    $      (1.40)
                                                -------------     -------------    ------------
Add back:  Goodwill amortization
 (net of income taxes)                          $          --     $         .01    $         .01
                                                -------------     -------------    -------------
Adjusted income (loss)
 from continuing operations                     $         .32     $         .28    $       (1.39)
                                                =============     =============    =============


Accounting for Impairment or Disposal of Long-Lived Assets

     SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets," was issued in August 2001. SFAS No. 144 provides new guidance on the recognition of impairment and losses on long-lived assets to be held and used, or to be disposed of, and also broadens the definition of what constitutes a discontinued operation and how the results of discontinued operations are to be measured and presented. SFAS No. 144 supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of," and a portion of Accounting Principle Board (APB) No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of Segment of a Business," while retaining many of the requirements of these two statements. Under SFAS No. 144, discontinued operations are no longer measured on a net realizable value basis, and future operating losses are no longer recognized before they occur.

     As further described in Note 3, the Company decided to dispose of its Industrial segment in August 2002 and has adopted the provisions of SFAS 144 regarding the measurement, recognition and disclosure of this discontinued operation.

New Accounting Pronouncements

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit or disposal activities. This Statement supersedes Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity (including Certain Costs Incurred in a Restructuring)." The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. This pronouncement did not have an impact on our financial condition or results of operations for the year ended December 31, 2002.

     In November 2002, FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" was issued. The interpretation provides guidance on the guarantor's accounting and disclosure requirements for guarantees, including indirect guarantees of indebtedness of others. We have adopted the disclosure requirements of the interpretation as of December 31, 2002. The accounting guidelines are applicable to guarantees issued after December 31, 2002 and require that we record a liability for the fair value of such guarantees in the balance sheet. We are reviewing FIN 45 to determine its impact, if any, on future reporting periods, and do not currently anticipate any material accounting impact on our financial condition or results of operations.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123, "Accounting for Stock-Based Compensation" to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We will continue to account for stock-based compensation using the intrinsic value method and will continue to provide pro forma disclosures of the net income and earnings per share effect of stock options using the "fair value method" in our annual and interim financial statements.

Non-recurring Charges

     The results for 2000 include a non-recurring charge of $300,000 ($200,000 after tax or $.03 loss per share) relating to the sale of the Company's Vision business.

Note 2 -- Restatement

     In March 2003, the Company announced it would restate its financial statements for fiscal years 2000 and 2001 and the first three quarters of 2002 as a result of a determination by the Company that the Company should recognize revenue on certain product sales upon arrival at the customer site. This change more accurately reflects the completion of the earning process in order to recognize revenue for sales of the Company's Point of Sale systems to individual customers. Previously, the Company recorded revenue for these sales when products left the Company's facility. In the aggregate, the restatement decreased net revenue by $675,000 for the entire period of fiscal years 2000, 2001 and the nine months ended September 30, 2002. This represents 0.2% of the total revenues during that period. The aggregate change in net income for this same period was an increase of $238,000. More specifically, in 2000 revenue increased by $3.2 million and the net loss decreased by $913,000. In 2001 revenue and net income decreased by $1.4 million and $238,000 respectively. For the nine months ended September 30, 2002 revenues decreased by $2.5 million and net income decreased by $437,000. Retained earnings as of January 1, 2000 were restated (decreased) to reflect the impact of this change in revenue recognition in the amount of $1.1 million, net of tax. In addition, the Company has restated (increased) retained earnings as of January 1, 2000 to properly state its deferred software costs in the amount of $380,000, net of tax. This latter adjustment had no impact on the results of operations for 2000, 2001 or 2002.

       The restatement adjustments affecting the years 2001 and 2000 are set forth in the following table (in thousands):

                                               2001                             2000
                                   -----------------------------------------------------------
                                         As             As               As            As
                                     Previously      Restated        Previously     Restated
                                      Reported       (Note 2)         Reported      (Note 2)
                                   -----------------------------------------------------------
Net revenues from
 continuing operations .........   $     115,734   $     114,354   $       98,273    $ 101,463

Cost of sales ...................  $      89,957   $      89,001   $       85,042    $  86,647
                                   -------------   -------------   --------------    ---------

Gross margin ....................  $      25,777   $      25,353   $       13,231    $  14,816

Selling, general & administrative  $      16,801   $      16,774   $       23,873    $  23,937
                                   -------------   -------------   --------------    ---------
Income (loss) from continuing
 operations before provision
 for income taxes ...............  $       3,098   $       2,701   $      (19,282)   $ (17,761)

(Provision) benefit for taxes ...           (987)           (621)           7,409        6,800
                                   -------------   -------------   --------------    ---------
Income (loss) from continuing
 operations ....................  $        2,111   $       2,080   $      (11,873)   $ (10,961)

Discontinued operations loss ...  $       (2,335)  $      (2,335)  $       (2,556)   $  (2,556)

Income tax benefit .............  $          744   $         537   $          982    $     982
                                  --------------   -------------   --------------    ---------
Net income .....................  $          520   $         282   $      (13,447)   $ (12,535)
                                   =============   =============   ==============    =========
Basic earnings (loss) per share
 from continuing operations ....  $          .27   $         .27   $        (1.51)   $   (1.40)

Basic earnings (loss) per share
 from discontinued operations ..  $         (.21)  $        (.23)  $         (.20)   $    (.20)

Diluted earnings (loss) per share
 from continuing operations ....  $          .27   $         .27   $        (1.51)   $   (1.40)

Diluted earnings (loss) per share
 from discontinued operations ..  $         (.20)  $        (.23)  $         (.20)   $    (.20)

                                       2001                  2000
                                     ------------------------------------------
                                         As         As         As         As
                                     Previously  Restated  Previously  Restated
                                      Reported   (Note 2)   Reported   (Note 2)
                                     ------------------------------------------

Balance sheet data (at December 31):
Accounts receivable - net ..........   $36,934    $34,400    $30,400   $29,246

Inventory - net ....................   $24,469    $26,223    $25,911   $26,709

Deferred income taxes ..............   $10,657    $10,696    $10,576   $10,456

Other assets .......................   $ 3,204    $ 3,836    $ 3,963   $ 4,596

 Total assets ......................   $89,024    $88,915    $85,613   $85,771

Accrued salaries and benefits ......   $ 4,580    $ 4,528   $ 4,208    $ 4,183

Shareholders' equity ...............   $47,587    $47,529   $46,832    $47,012


Note 3 -- Business Operations

     For the year ended December 31, 2002, the Company recorded an after tax loss of $1.9 million or $.23 loss per diluted share resulting from the discontinuance of its Industrial segment. The Company's decision in the third quarter of 2002 to close down its unprofitable Industrial business unit, Ausable Solutions, Inc., followed a trend of continuous losses over the past three years, which resulted from an economic downturn in the IT software market with corresponding delays of anticipated contracts. This decision will allow the Company to focus on its two core businesses, Restaurant and Government.

     A summary of net revenues and pre-tax operating results and total assets and liabilities of discontinued operations are detailed below (in thousands):

                                                  Year ended December 31,
                                          --------------------------------------
                                            2002          2001          2000
                                         ----------     ---------     ---------

Net revenues ..................          $   1,454      $   2,749     $   2,668
Pre-tax loss from
   discontinued operations ....          $  (2,516)     $  (2,335)    $  (2,556)

                                                                 December 31,
                                                                    2002
                                                                 -----------

Discontinued Assets:
     Cash ................................................         $   28
     Other current assets ................................             31
                                                                   ------
              Total assets of discontinued operations ....         $   59
                                                                   ======

Discontinued Liabilities:
     Accrued salaries and benefits .......................         $  205
     Other current liabilities ...........................            137
                                                                   ------
              Total liabilities of discontinued operations         $  342
                                                                   ======


Note 4 -- Accounts Receivable

     The Company's net accounts receivable consist of:

                                                       December 31,
                                                     (In Thousands)
                                                  ----------------------
                                                              Restated
                                                               (Note 2)
                                                     2002        2001
                                                  ---------   ----------
Government segment:
     Billed ....................................  $   4,789     $  4,945
     Advanced billings .........................       (532)        (310)
                                                  ---------     --------
                                                      4,257        4,635
                                                  ---------     --------
Restaurant segment:
Trade accounts receivable ......................     21,586       29,765
                                                  ---------     --------
                                                  $  25,843     $ 34,400
                                                  =========     ========

     At December 31, 2002 and 2001, the Company had recorded allowances for doubtful accounts of $3,153,000 and $4,489,000, respectively, against trade accounts receivable. Trade accounts receivable are primarily with major fast-food corporations or their franchisees. At December 31, 2002 and 2001, the Company had also recorded reserves of $15,000, against government accounts receivable.

Note 5 -- Inventories

     Inventories are used primarily in the manufacture, maintenance, and service of restaurant systems. Inventories are net of related reserves. The components of inventory are:

                                                       December 31,
                                                      (In Thousands)
                                               ------------------------
                                                              Restated
                                                              (Note 2)
                                                  2002          2001
                                               ---------      ---------

Finished goods ....................             $10,892        $ 7,168
Work in process ...................               1,700          1,868
Component parts ...................               4,923          3,602
Service parts .....................              16,759         13,585
                                                -------        -------
                                                $34,274        $26,223
                                                =======        =======


     The Company records reserves for shrinkage, excess and obsolete inventory. At December 31, 2002 and 2001, these amounts were $4,094,000 and $3,253,000, respectively.

Note 6 -- Property, Plant and Equipment


     The components of property, plant and equipment are:

                                                            December 31,
                                                           (In Thousands)
                                                    ---------------------------
                                                        2002            2001
                                                     -----------     -----------

Land ............................................   $       253     $       253
Buildings and improvements ......................         7,026           7,108
Rental property .................................         3,582           3,506
Furniture and equipment .........................        25,992          25,370
                                                    -----------     -----------
                                                         36,853          36,237
Less accumulated depreciation
 and amortization ...............................        28,398          26,766
                                                    -----------     -----------
                                                    $     8,455     $     9,471
                                                    ===========     ===========


     The useful lives of Buildings and improvements and Rental property are twenty-five years. The useful lives of Furniture and equipment ranges from three to seven years.

     The Company subleases a portion of its headquarters facility to various tenants. Rent received from these leases totaled $1,027,000, $1,051,000 and $967,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

     Future minimum rent payments due to the Company under these leases is as follows (in thousands):

                 2003                          $     915
                 2004                                715
                 2005                                553
                 2006                                156
                 2007                                117
                                               ---------
                                               $   2,456
                                               =========


     The Company leases office space under various operating leases. Rental expense on these operating leases was approximately $1,228,000, $1,143,000 and $1,113,000 for the years ended December 31, 2002, 2001, and 2000, respectively.

     Future minimum lease payments under all noncancelable operating leases are (in thousands):

                 2003                          $   1,059
                 2004                                914
                 2005                                826
                 2006                                557
                 2007                                309
                 Thereafter                          723
                                             -----------
                                             $     4,388
                                             ===========

     In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," or SFAS 144, we evaluate the accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. SFAS 144 requires recognition of impairment of long-lived assets if the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to such assets. If the carrying value of a long-lived asset is considered impaired, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset for assets to be held and used, or the amount by which the carrying value exceeds the fair market value less cost to dispose for assets to be disposed. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. No impairment was recorded during 2002, 2001 or 2000.

Note 7 -- Debt

     The Company has an aggregate of $20,000,000 in bank lines of credit. One line totaling $12,500,000 bears interest at the prime rate (4.25% at December 31, 2002) and is subject to loan covenants including working capital and debt coverage ratios. The Company is in compliance with these covenants as of December 31, 2002. The availability of this facility is determined based on the amount of certain receivables and inventory. This line expires on July 31, 2003. The remaining line of $7,500,000 bears interest at the prime rate and expires on July 31, 2003. Both lines are collateralized by certain accounts receivable and inventory. At December 31, 2002, $9,549,000 was outstanding and $10,451,000 was available under these lines. The Company has ongoing discussions with its lenders and expects to be able to renew these lines at similar terms to meet its ongoing needs.

     The Company has a $2.2 million mortgage collateralized by its corporate wellness facility. The annual mortgage payment including interest totals $192,500. The mortgage bears interest at a variable rate based on the banks Corporate Base Lending Rate plus 1/2%. At December 31, 2002, the interest rate was 4 3/4%. The remaining balance is due on May 1, 2010. At December 31, 2002, the current portion of this mortgage totaling $85,000 was included in notes payable.

Note 8 -- Common Stock

     The Company has reserved 2,055,260 shares under its stock option plan. Options under this Plan may be incentive stock options or nonqualified options. Stock options are nontransferable other than upon death. Option grants generally vest over a three to five year period after the grant and typically expire ten years after the date of the grant.

     A summary of the stock options follows:

                                              No. of Shares   Weighted Average
                                             (In Thousands)    Exercise Price
                                             --------------    --------------

Outstanding at December 31, 1999 ..               971            $   4.68
     Granted ......................               592                3.52
     Exercised ....................                --                  --
     Forfeited ....................               (48)               5.25
                                               ------            --------

Outstanding at December 31, 2000 ..             1,515                4.21
     Granted ......................               404                2.29
     Exercised ....................              (157)               3.00
     Forfeited ....................              (289)               4.01
                                               ------            --------

Outstanding at December 31, 2001 ..             1,473                3.81
     Granted ......................               109                2.77
     Exercised ....................               (96)               3.22
     Forfeited ....................              (188)               5.69
                                               ------            --------

Outstanding at December 31, 2002 ..             1,298            $   3.67
                                               ======            ========
Shares remaining
     available for grant ..........               641
                                               ======

Total shares vested and exercisable
     as of December 31, 2002 ......               741            $   3.67
                                               ======            ========

     The weighted average fair market value of options granted during 2002 is $1.10.

     Stock options outstanding at December 31, 2002 are summarized as follows:


   Range of            Number              Weighted Average     Weighted Average
Exercise Prices     Outstanding             Remaining Life        Exercise Price
---------------     -----------             --------------        --------------

$1.88  - $4.00          880                  7.8    Years            $   2.70
$4.01  - $6.50          418                  6.5    Years            $   5.01
--------------       ------                  ------------            --------
$1.88  - $6.50        1,298                  7.4    Years            $   3.67
==============       ======                  ============            ========

     Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value of these options was estimated at the date of grant using a
Black-Scholes option pricing model with the following weighted average assumptions for 2002, 2001 and 2000:

                                         2002           2001           2000
                                         ----           ----           ----

Risk-free interest rate                  4.2%           3.8%            6.3%
Dividend yield                           N/A            N/A             N/A
Volatility factor                        44%            42%             40%
Weighted average expected life         6 Years       7.5 Years        7 Years



     In December 2002, the Company sold 383,000 shares of Treasury Stock for a net price of $1.9 million.

Note 9-- Income Taxes

     The provision (benefit) for income taxes consists of:


                                                       Year ended December 31,
                                                           (In Thousands)
                                                  ------------------------------
                                                             Restated   Restated
                                                             (Note 2)   (Note 2)
                                                    2002       2001        2000
                                                  --------   -------   ---------
Current tax expense:
     Federal .......................              $  (465)   $    13    $  (443)
     State55 .......................                   55         28         39
     Foreign .......................                  131         98         29
                                                  -------    -------    -------
                                                     (279)       139       (375)
                                                  -------    -------    -------
Deferred income tax:
     Federal .......................                  370        (57)    (6,341)
     State .........................                  121        (64)    (1,066)
     Foreign .......................                   38         66       --
                                                  -------    -------    -------
                                                      529        (55)    (7,407)
                                                  -------    -------    -------
Provision (benefit) for income taxes              $   250    $    84    $(7,782)
                                                  =======    =======    =======

     Deferred tax liabilities (assets) are comprised of the following at:

                                                   December 31,
                                                 (In Thousands)
                                              --------------------
                                                          Restated
                                                          (Note 2)
                                                 2002       2001
                                              ---------   --------

Software development expense ..............   $    266    $    736
Depreciation ..............................        426         592
                                              --------    --------
Gross deferred tax liabilities ............        692       1,328
                                              --------    --------
Allowances for bad debts,
  inventory and warranty ..................     (3,511)     (2,505)
Capitalized inventory costs ...............        (67)       (101)
Benefit accruals ..........................       (324)       (303)
Federal net operating loss ................     (5,113)     (6,435)
State net operating loss ..................       (865)     (1,278)
Foreign net operating loss ................       (483)       (456)
Tax credits ...............................       (772)       (946)
Valuation allowance for foreign tax credits        329        --
Other .....................................        (38)       --
                                              --------    --------
Gross deferred tax assets .................    (10,844)    (12,024)
                                              --------    --------
                                              $(10,152)   $(10,696)
                                              ========    ========

     The Company has a federal net operating loss carryforward of $15,000,000, which expires in 2020. The Company has tax credit carryforwards of $443,000, net of valuation allowance, which begin to expire in 2004. In 2002, the Company recorded a $329,000 valuation allowance against foreign tax credits, since the Company anticipates these will expire prior to utilization.

     Total income tax provision (benefit) differed from total tax expense (benefit) as computed by applying the statutory U.S. federal income tax rate to income before taxes. The reasons were: Year ended December 31,

                                                    Restated         Restated
                                                    (Note 2)         (Note 2)
                                      2002            2001             2000
                                    --------        --------         --------

Statutory U.S. federal tax rate .     34.0%           34.0%          (34.0)%
State taxes .....................     15.8           (12.6)           (5.1)
Extraterritorial income exclusion    (20.6)          (19.7)             --
Valuation allowance .............     33.2             --               --
Prior years' adjustment .........    (54.1)           (3.0)              .7
Non deductible expenses .........      8.3            19.5               .4
Research credit .................     (4.0)          (13.7)             (.3)
Foreign income taxes ............     12.6            18.0              (.1)
Other ...........................      --               .5               .1
                                    ------          ------           ------
                                      25.2%           23.0%           (38.3)%
                                    ======          ======           ======

     The provision for income taxes is based on income (loss) before income taxes as follows:

                                            Year ended December 31,
                                                (In Thousands)
                                    ---------------------------------------
                                                   Restated        Restated
                                                   (Note 2)        (Note 2)
                                       2002          2001            2000
                                    ---------      ---------      ---------

Domestic operations.........        $  1,080       $    876       $(19,327)
Foreign operations .........             (89)          (510)          (990)
                                    --------       --------       --------
     Total .................        $    991       $    366       $(20,317)
                                    ========       ========       =========


Note 10 -- Employee Benefit Plans

     The Company has a deferred profit-sharing retirement plan that covers substantially all employees. The Company's annual contribution to the plan is discretionary. The Company contributed $200,000 to the Plan in 2002. There was no contribution to the plan in 2001. Contributions to the plan in 2000 were $257,000. The plan also contains a 401(k) provision that allows employees to contribute a percentage of their salary.

     The Company also maintains an incentive-compensation plan. Participants in the plan are key employees as determined by executive management. Compensation under the plan is based on the achievement of predetermined financial performance goals of the Company and its subsidiaries. Awards under the plan are payable in cash. Awards under the plan totaled $261,000, $416,000 and $0 in 2002, 2001 and 2000, respectively.

Note 11 -- Contingencies

     The Company is subject to legal proceedings, which arise in the ordinary course of business. In the opinion of management, all matters, which are currently in various stages of litigation, are without merit and the Company intends to defend such claims vigorously. Additionally, U.S. Government contract costs are subject to periodic audit and adjustment. In the opinion of management, the ultimate liability, if any, with respect to these actions will not materially affect the financial position, results of operations, or cash flows of the Company.

Note 12 -- Segment and Related Information

     The Company's reportable segments are strategic business units that have separate management teams and infrastructures that offer different products and services.

     The Company has two reportable segments, Restaurant and Government. The Restaurant segment offers integrated solutions to the restaurant industry. These offerings include industry leading hardware and software applications utilized at the point-of-sale, back of store and corporate office. This segment also offers customer support including field service, installation, twenty-four hour telephone support and depot repair. The Government segment designs and implements advanced technology computer software systems primarily for military and intelligence agency applications. It provides services for operating and maintaining certain U.S. Government-owned communication and test sites, and for planning, executing and evaluating experiments involving new or advanced radar systems. It is also involved in developing technology to track mobile chassis. As discussed in Note 3, the Company discontinued its Industrial segment in the third quarter of 2002. Accordingly, the results of this segment have been reported as discontinued operations. Intersegment sales and transfers are not material.

     Information as to the Company's continuing operations in its segments is set forth below:

                                                   Year ended December 31,
                                                      (In Thousands)
                                           -------------------------------------
                                                          Restated     Restated
                                                          (Note 2)     (Note 2)
                                              2002          2001         2000
                                           ----------    ----------  -----------
Revenues:
     Restaurant .........................   $  95,706    $  83,844    $  75,866
     Government .........................      37,975       30,510       25,002
     Other ..............................        --           --            595
                                            ---------    ---------    ---------
           Total ........................   $ 133,681    $ 114,354    $ 101,463
                                            =========    =========    =========

Income (loss) from continuing operations:
     Restaurant .........................   $   1,278    $   1,226    $ (17,418)
     Government .........................       2,266        1,954        1,285
     Other ..............................         (28)        (166)        (842)
     Non-recurring charge ...............        --           --           (300)
                                            ---------    ---------    ---------
                                                3,516        3,014      (17,275)
Other income, net .......................         815          848          525
Interest expense ........................        (824)      (1,161)      (1,011)
                                            ---------    ---------    ---------
Income (loss) before provision
     for income taxes ...................   $   3,507    $   2,701    $ (17,761)
                                            =========    =========    =========
Identifiable assets:
     Restaurant .........................   $  71,725    $  75,200    $  74,793
     Government .........................       6,568        7,700        5,200
     Industrial .........................          59        2,777        2,322
     Other ..............................       6,770        3,238        3,456
                                            ---------    ---------    ---------
           Total ........................   $  85,122    $  88,915    $  85,771
                                            =========    =========    =========
Depreciation and amortization:
     Restaurant .........................   $   2,315    $   2,557    $   2,487
     Government .........................         117          104          113
     Other ..............................         462          495          532
                                            ---------    ---------    ---------
           Total ........................   $   2,894    $   3,156    $   3,132
                                            =========    =========    =========

Capital expenditures:
     Restaurant .........................   $     549    $     307    $     113
     Government .........................         112           83           46
     Other ..............................         255          127          427
                                            ---------    ---------    ---------
           Total ........................   $     916    $     517    $     586
                                            =========    =========    =========

     The following table presents revenues by country based on the location of the use of the product or services.


                                                     Restated        Restated
                                                     (Note 2)        (Note 2)
                                        2002           2001            2000
                                     ---------      ----------      ----------

United States ...............        $118,375        $ 97,937        $ 82,120
Other Countries .............          15,306          16,417          19,343
                                     --------        --------        --------
    Total ...................        $133,681        $114,354        $101,463
                                     ========        ========        ========

     The following table presents property by country based on the location of the asset.

                                                     Restated       Restated
                                                     (Note 2)        (Note 2)
                                        2002           2001            2000
                                     ---------      ----------      ---------

United States ...............        $75,640         $80,122         $77,038
Other Countries .............          9,482           8,793           8,733
                                     -------         -------         -------
    Total ...................        $85,122         $88,915         $85,771
                                     =======         =======         =======


     Customers comprising 10% or more of the Company's total revenues are summarized as follows:

                                                     Restated        Restated
                                                     (Note 2)        (Note 2)
                                        2002           2001            2000
                                     ---------      ----------      ----------
Restaurant segment:
  McDonald's Corporation .......         30%            30%             31%
  Yum! Brands, Inc. ............         21%            21%             25%
Government segment:
  Department of Defense ........         28%            27%             25%
All Others .....................         21%            22%             19%
                                        ---            ---             ---
                                        100%           100%            100%
                                        ===            ===             ===


Note 13 -- Fair Value of Financial Instruments

     Financial instruments consist of the following:

                                                December 31, 2002
                                                  (In Thousands)
                                            -------------------------
                                             Carrying          Fair
                                              Value           Value
                                             ---------        -------

Cash and cash equivalents...........           $  490          $  490

Notes payable ......................           $9,634          $9,634

Long-term debt .....................           $2,181          $2,181

     Fair value of financial instruments classified as current assets or liabilities approximate carrying value due to the short-term maturity of the instruments. The estimated value of the Company's long-term debt is based on interest rates at December 31, 2002 for new issues with similar remaining maturities.

Note 14 -- Selected Quarterly Financial Data (Unaudited)


                                                  Quarter ended
                                      (In Thousands Except Per Share Amounts)
                                   ---------------------------------------------
                                   Restated  Restated   Restated
                                   (Note 2)  (Note 2)   (Note 2)
          2002                      March 31  June 30  September 30  December 31
          ----                     ---------  -------  ------------  -----------

Net revenues
  from continuing operations .....  $33,715   $33,918     $31,785      $34,263
Gross margin .....................    6,818     7,038       7,226        7,374
Income from
  continuing operations ..........      832       702         726          363
Basic earnings per share
  from continuing operations .....      .10       .09         .09          .05
Diluted earnings per share
  from continuing operations .....      .10       .09         .09          .04



                                                    Quarter ended
                                       (In Thousands Except Per Share Amounts)
                                    --------------------------------------------
                                    Restated Restated   Restated      Restated
                                    (Note 2) (Note 2)   (Note 2)       (Note 2)
          2001                      March 31  June 30  September 30  December 31
          ----                      --------  -------  ------------  -----------

Net revenues
  from continuing operations .....  $25,684   $28,497     $27,622      $32,551
Gross margin .....................    5,438     6,469       5,416        8,030
Income from
  continuing operations ..........      103       758         668          551
Basic earnings per share
  from continuing operations .....      .01       .10         .09          .07
Diluted earnings per share
  from continuing operations .....      .01       .10         .09          .07

                                                    Quarter ended
Previously Reported                    (In Thousands Except Per Share Amounts)
-------------------                 -------------------------------------------
      2002                          March 31   June 30  September 30
      ----                          --------   -------  ------------

Net revenues
  from continuing operations ....   $ 33,321  $ 35,262   $ 33,319
Gross margin ....................      6,701     7,441      7,721
Income from
  continuing operations .........        680     1,063        896
Basic earnings per share
  from continuing operations ....        .09       .13        .11
Diluted earnings per share
  from continuing operations ....        .09       .13        .11




                                                   Quarter ended
Previously Reported                    (In Thousands Except Per Share Amounts)
-------------------                 --------------------------------------------
      2001                          March 31  June 30  September 30  December 31
      ----                          --------  -------  ------------  -----------

Net revenues
  from continuing operations ...   $  26,415  $28,881    $ 27,574      $ 32,864
Gross margin ...................       5,652    6,584       5,401         8,136
Income from
  continuing operations ........         182      698         581           650
Basic earnings per share
  from continuing operations ...         .02      .09         .07           .08
Diluted earnings per share
  from continuing operations ...         .02      .09         .07           .08


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

Allowance for Doubtful
Accounts - deducted from
Accounts Receivable in
the Balance Sheet



2002                        $4,504             1,491                                (2,827)  (a)             $3,168
2001                        $4,444             1,299                                (1,239)  (b)             $4,504
2000                        $3,415             2,138                                (1,109)  (c)             $4,444


(a)   Uncollectible accounts written off during 2002.

(b)   Uncollectible accounts written off during 2001.

(c)   Uncollectible accounts written off during 2000.




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

Inventory Reserves
- deducted from Inventory
in the Balance Sheet

2002                        $ 3,253            2,321                                (1,480)                  $  4,094
2001                        $ 4,171              590                                (1,508)                  $  3,253
2000                        $ 2,208            4,933                                (2,970)                  $  4,171



                                   SIGNATURES

     Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      PAR TECHNOLOGY CORPORATION


April 14, 2003                        /s/John W. Sammon, Jr.
                                      -------------------------------
                                      John W. Sammon, Jr.
                                      Chairman of Board and President

                            -------------------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signatures                        Title                      Date



/s/John W. Sammon, Jr.
----------------------         Chairman of Board and              April 14, 2003
John W. Sammon, Jr.            President (Principal
                               Executive Officer)
                               and Director

/s/Charles A. Constantino
-------------------------      Executive Vice President           April 14, 2003
Charles A. Constantino         and Director


/s/Sangwoo Ahn
-------------------------      Director                           April 14, 2003
Sangwoo Ahn


/s/J. Whitney Haney
-------------------------      Director                           April 14, 2003
J. Whitney Haney


/s/James A. Simms
-------------------------      Director                           April 14, 2003
James A. Simms


/s/Ronald J. Casciano
-------------------------      Vice President, Chief Financial    April 14, 2003
Ronald J. Casciano             Officer and Treasurer

                           PAR TECHNOLOGY CORPORATION
                         STATEMENT OF EXECUTIVE OFFICER

I, John W. Sammon, certify that:

1.   I have  reviewed  this  annual  report  on  Form  10-K  of  PAR  Technology
     Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared; b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
          c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



                                          /s/John W. Sammon, Jr.
                                          ----------------------
                                          John W. Sammon, Jr.
                                          Chairman of the Board
                                          and Chief Executive Officer
                                          Date: April 14, 2003

                           PAR TECHNOLOGY CORPORATION
                         STATEMENT OF EXECUTIVE OFFICER

I, Ronald J. Casciano, certify that:

1.   I have  reviewed  this  annual  report  on  Form  10-K  of  PAR  Technology
     Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared; b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
          c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



                                          /s/Ronald J. Casciano
                                          ------------------------
                                          Ronald J. Casciano
                                          VP, C.F.O. & Treasurer
                                          Date: April 14, 2003



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

22      Subsidiaries of the registrant

23      Consent of independent accountants

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

PAR Government Systems Corporation ...................            New York

Rome Research Corporation ............................            New York

PAR Vision Systems Corporation .......................            New York

Ausable Solutions, Inc. ..............................            Delaware

                       CONSENT OF INDEPENDENT ACCOUNTANTS



We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (33-04968, 33-39784, 33-58110, and 33-63095) and the
Registration Statement on Form S-3 (333-102197) of PAR Technology Corporation of our report dated March 28, 2003 relating to the financial statements and financial statement schedules, which appears in this Form 10-K.




PricewaterhouseCoopers LLP

Syracuse, New York
March 28, 2003

                                  Exhibit 99.1



                           PAR TECHNOLOGY CORPORATION
                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of PAR Technology Corporation (the Company) on Form 10-K for the year ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, John W. Sammon, Chairman of the Board and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:


     (1) The Report fully complies with the requirement of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.







/s/John W. Sammon, Jr.
----------------------
John W. Sammon, Jr.
Chairman of the Board and Chief Executive Officer
April 14, 2003

                                  Exhibit 99.2



                           PAR TECHNOLOGY CORPORATION
                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of PAR Technology Corporation (the Company) on Form 10-K for the year ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Ronald J. Casciano, VP, C.F.O. & Treasurer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:


     (1) The Report fully complies with the requirement of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.







/s/Ronald J. Casciano
---------------------
Ronald J. Casciano
VP, C.F.O. & Treasurer
April 14, 2003