Form 10-Q
period 2003-03-31
PAR TECHNOLOGY CORP
filed 2003-05-15
CIK 708821

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                                    FORM 10-Q

     [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

       For the Quarter Ended March 31, 2003. Commission File Number 1-9720

                                       OR

     [ ]         TRANSITION REPORT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the Transition Period From __________ to __________

                        Commission File Number __________



                           PAR TECHNOLOGY CORPORATION
                           --------------------------
             (Exact name of registrant as specified in its charter)



            Delaware                                   16-1434688
            --------                                   ----------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

      PAR Technology Park
      8383 Seneca Turnpike
      New Hartford, NY                                 13413-4991
(Address of principal executive offices)               (Zip Code)


       Registrant's telephone number, including area code: (315) 738-0600


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

     The number of shares outstanding of registrant's common stock, as of April 30, 2003 - 8,418,250 shares.

                           PAR TECHNOLOGY CORPORATION


                                TABLE OF CONTENTS
                                    FORM 10-Q


                                     PART 1
                              FINANCIAL INFORMATION


   Item Number
   -----------

      Item 1.   Financial Statements
                -  Consolidated Statements of Income for
                   the three months ended March 31, 2003 and 2002

                - Consolidated Statements of Comprehensive Income for the three months ended March 31, 2003 and 2002

                -  Consolidated Balance Sheet at
                   March 31, 2003 and December 31, 2002

                -  Consolidated Statements of Cash Flows
                   for the three months ended March 31, 2003 and 2002

                -  Notes to Consolidated Financial Statements

      Item 2.      Management's Discussion and Analysis of
                   Financial Condition and Results of Operations

      Item 3.      Quantitative and Qualitative Disclosures About Market Risk

      Item 4.      Controls and Procedures

                                     PART II
                                OTHER INFORMATION


      Item 6.      Exhibits and Reports on Form 8-K

      Signatures

      Certifications

      Exhibit Index

Item 1.  Financial Statements

                   PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                     (In Thousands Except Per Share Amounts)
                                   (Unaudited)


                                                          For the three months
                                                             ended March 31,
                                                         -----------------------
                                                                       Restated
                                                            2003          2002
                                                         --------      ---------
Net revenues:
     Product .......................................     $ 12,353      $ 15,416
     Service .......................................        8,469         8,800
     Contract ......................................        9,720         9,499
                                                         --------      --------
                                                           30,542        33,715
                                                         --------      --------
Costs of sales:
     Product .......................................        8,062        10,699
     Service .......................................        7,167         7,207
     Contract ......................................        9,272         8,991
                                                         --------      --------
                                                           24,501        26,897
                                                         --------      --------
           Gross margin ............................        6,041         6,818
                                                         --------      --------
Operating expenses:
     Selling, general and administrative ...........        4,411         4,188
     Research and development ......................        1,159         1,429
                                                         --------      --------
                                                            5,570         5,617
                                                         --------      --------
Operating income from continuing operations ........          471         1,201
Other income, net ..................................           76           129
Interest expense ...................................         (143)         (217)
                                                         --------      --------
Income from continuing operations
  before provision for income taxes ................          404         1,113
Provision for income taxes .........................         (148)         (281)
                                                         --------      --------
Income from continuing operations ..................          256           832
                                                         --------      --------
Discontinued operations:
     Loss from operations of
        discontinued component .....................          (42)         (430)
     Income tax benefit ............................           15           109
                                                         --------      --------
     Loss on discontinued operations ...............          (27)         (321)
                                                         --------      --------
Net income .........................................     $    229      $    511
                                                         ========      ========

                   PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (Continued)
                     (In Thousands Except Per Share Amounts)
                                   (Unaudited)



                                                         For the three months
                                                            ended March 31,
                                                       ------------------------
                                                                       Restated
                                                          2003           2002
                                                       ---------      ---------
Basic:
     Income from continuing operations ..........      $     .03      $     .11
     Loss from discontinued operations ..........      $    --        $    (.04)
        Net income ..............................      $     .03      $     .06
Diluted:
     Income from continuing operations ..........      $     .03      $     .10
     Loss from discontinued operations ..........      $    --        $    (.04)
        Net income ..............................      $     .03      $     .06
Weighted average shares outstanding
     Basic ......................................          8,373          7,881
                                                       =========      =========
     Diluted ....................................          8,767          7,998
                                                       =========      =========



                   PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In Thousands)
                                   (Unaudited)


                                                        For the three months
                                                            ended March 31,
                                                       ------------------------
                                                                       Restated
                                                          2003           2002
                                                       ---------      ---------

Net income .......................................     $     229      $     511
Other comprehensive income net of tax:
     Foreign currency translation adjustments ....           106             37
                                                       ---------      ---------
Comprehensive income .............................     $     335      $     548
                                                       =========      =========

                   PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                       (In Thousands Except Share Amounts)


                                                        (Unaudited)
                                                          March 31, December 31,
                                                            2003         2002
Assets                                                    --------     --------
Current Assets:
     Cash ............................................    $  1,578     $    490
     Accounts receivable-net .........................      24,242       25,843
     Inventories-net .................................      33,641       34,274
     Deferred income taxes ...........................       5,883        5,766
     Other current assets ............................       2,506        2,638
     Total assets of discontinued operation ..........          26           59
                                                          --------     --------
         Total current assets ........................      67,876       69,070

Property, plant and equipment - net ..................       8,089        8,455
Deferred income taxes ................................       4,272        4,386
Other assets .........................................       3,150        3,211
                                                          --------     --------
                                                          $ 83,387     $ 85,122
                                                          ========     ========
Liabilities and Shareholders' Equity
Current Liabilities:
     Notes payable ...................................    $ 10,145     $  9,634
     Accounts payable ................................       5,853        8,371
     Accrued salaries and benefits ...................       4,054        4,615
     Accrued expenses ................................       2,163        2,077
     Deferred service revenue ........................       7,122        6,704
     Total liabilities of discontinued operation .....         290          342
                                                          --------     --------
         Total current liabilities ...................      29,627       31,743
                                                          --------     --------
Long-term debt .......................................       2,159        2,181
                                                          --------     --------

Shareholders' Equity:
     Preferred stock, $.02 par value,
       1,000,000 shares authorized ...................        --           --
     Common stock, $.02 par value,
       19,000,000 shares authorized;
       9,791,187 and 9,770,262 shares issued
       8,380,500 and 8,359,575 outstanding ...........         196          195
     Capital in excess of par value ..................      28,993       28,926
     Retained earnings ...............................      30,175       29,946
     Accumulative other comprehensive loss ...........        (710)        (816)
     Treasury stock, at cost, 1,410,687 shares .......      (7,053)      (7,053)
                                                          --------     --------
         Total shareholders' equity ..................      51,601       51,198
                                                          --------     --------
                                                          $ 83,387     $ 85,122
                                                          ========     ========

                   PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)


                                                           For the three months
                                                              ended March 31,
                                                            -------------------
                                                                       Restated
                                                              2003        2002
                                                            -------    --------
Cash flows from operating activities:
   Net income ..........................................    $   229     $   511
   Adjustments to reconcile net income to net
     cash provided by operating activities:
      Net loss from discontinued operations ............         27         321
      Depreciation and amortization ....................        666         773
      Provision for bad debts ..........................        191         254
      Provision for obsolete inventory .................        480         446
      Increase (decrease) from changes in:
        Accounts receivable ............................      1,410       5,496
        Inventories ....................................        153      (3,271)
        Income tax refund claims .......................       --            95
        Other current assets ...........................        132         750
        Accounts payable ...............................     (2,518)     (1,304)
        Accrued salaries and benefits ..................       (561)       (774)
        Accrued expenses ...............................         86        (186)
        Deferred service revenue .......................        418         309
        Deferred income taxes ..........................         (3)         86
                                                            -------     -------
         Net cash provided by continuing
          operating activities .........................        710       3,506
         Net cash used in discontinued operations ......        (46)       (679)
                                                            -------     -------
         Net cash provided by operating activities .....        664       2,827
                                                            -------     -------
Cash flows from investing activities:
   Capital expenditures ................................        (53)       (230)
   Capitalization of software costs ....................       (186)       (110)
                                                            -------     -------
         Net cash used in investing activities .........       (239)       (340)
                                                            -------     -------
Cash flows from financing activities:
   Net borrowings (payments) under
     line-of-credit agreements .........................        511      (2,550)
   Payments on long-term debt obligations ..............        (22)        (15)
   Proceeds from the exercise of stock options .........         68        --
                                                            -------     -------
         Net cash provided (used) by
          financing activities .........................        557      (2,565)
                                                            -------     -------

                   PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                 (In Thousands)
                                   (Unaudited)


                                                           For the three months
                                                              ended March 31,
                                                            -------------------
                                                                       Restated
                                                              2003        2002
                                                            -------    --------

Effect of exchange rate changes on cash and
  cash equivalents ..................................          106           37
                                                            ------       ------
Net increase (decrease) in cash
  and cash equivalents ..............................        1,088          (41)
Cash and cash equivalents at
  beginning of year .................................          490          879
                                                            ------       ------
Cash and cash equivalents at
  end of period .....................................       $1,578       $  838
                                                            ======       ======



Supplemental disclosures of cash flow information: Cash paid during the year for:

Interest ..........................................         $ 118         $ 243
Income taxes paid, net of refunds .................          --             (22)

                   PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The statements for the three months ended March 31, 2003 and 2002 are unaudited; in the opinion of the Company such unaudited statements include all adjustments (which comprise only normal recurring accruals) necessary for a fair presentation of the results for such periods. The consoli-dated financial statements for the year ending December 31, 2003 are subject to adjustment at the end of the year when they will be audited by independent accountants. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results of opera-tions to be expected for the year ending December 31, 2003. The consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes for the years ended in December 31, 2002 and 2001 included in the Company's December 31, 2002 Annual Report to the Securities and Exchange Commission on Form 10-K.

2. As discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2002, the results for the first quarter of 2002 have been restated to reflect the change in the Company's revenue recognition policy.

3. During the third quarter of 2002, the Company decided to close down its unprofitable Industrial Software business unit, Ausable Solutions, Inc., following a trend of continuous losses. This decision will allow the Company to focus on its two core businesses, Restaurant and Government.

     A summary of net  revenues and pre-tax  operating  results and total assets
     and  liabilities  of   discontinued   operations  are  detailed  below  (in
     thousands):


                                                            For the three months
                                                              ended March 31,
                                                            -------------------
                                                                       Restated
                                                              2003        2002
                                                            -------    --------


Net revenues ...........................................      $  --       $ 797
Loss from operations of discontinued component .........      $ (42)      $(430)


                                                                       March 31,
                                                                         2003
                                                                     (Unaudited)
                                                                     -----------
Discontinued Assets:
     Cash ...........................................................       $  8
     Other current assets ...........................................         18
                                                                            ----
              Total assets of discontinued operation ................       $ 26
                                                                            ====

Discontinued Liabilities:
     Accrued salaries and benefits ..................................         90
     Other current liabilities ......................................        200
                                                                            ----
              Total liabilities of discontinued operation ...........       $290

4. Inventories are primarily used in the manufacture and service of Restaurant products. The components of inventory, net of related reserves, consist of the following:

                                                          (In Thousands)

                                                    March 31,       December 31,
                                                      2003                2002
                                                    --------            --------

Finished goods .........................             $ 9,571             $10,892
Work in process ........................               1,355               1,700
Component parts ........................               5,016               4,923
Service parts ..........................              17,699              16,759
                                                     -------             -------
                                                     $33,641             $34,274
                                                     =======             =======


     At March 31, 2003 and December 31, 2002, the Company had recorded reserves for shrinkage, excess and obsolete inventory of $3,547,000 and $4,094,000, respectively.

5. The Company's products are sold with a standard warranty for defects in material and workmanship. The standard warranty offered by the Company is for one year. The Company establishes an accrual for estimated warranty costs at the time revenue is recognized on the sale. This estimate is based on projected product reliability using historical performance data.

     The changes in the product warranty liability for the three months ended March 31, 2003 are summarized as follows: (in thousands)

                                                                Dollar Amount of
                                                                    Liability
                                                                  Debit/(Credit)
                                                                  --------------

Balance at December 31, 2002 ......................................       $(560)
Accruals for warranties issued during the period ..................        (231)
Settlements made (in cash or in kind) during the period ...........         252
                                                                          -----
Balance at March 31, 2003 .........................................       $(539)
                                                                          =====


6. The Company accounts for its stock-based compensation plan under the provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees". No compensation expense has been recognized in the accompanying financial statements relative to the Company's stock option plan. Pro forma information regarding net income and earnings per share is required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The weighted average fair value of options granted in the three months ended March 31, 2002 was $1.10. The fair value of these options was estimated at the date of grant using a Black-Scholes options pricing model with the following weighted-average assumptions; risk-free interest rates of 4.2%; volatility factors of the expected market price of the Company's common stock of 44%; a weighted-average expected life of the option of six years and would be paid on common stock. There were no options granted in the first quarter of 2003.

     For purposes of the pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                  For the three months
                                                     ended March 31,
                                                 -----------------------
                                                                Restated
                                                  2003             2002
                                                 ------           ------

     Net income .............................    $ 229             $ 511
     Compensation benefit (expense) .........      (26)               29
                                                 -----             -----
     Proforma net income ....................    $ 203             $ 540
                                                 =====             =====

Earnings per share:
     As reported --  Basic ..................    $ .03             $ .06
                 --  Diluted ................    $ .03             $ .06

     Proforma    --  Basic ..................    $ .02             $ .07
                 --  Diluted ................    $ .02             $ .07

7. The Company's reportable segments are strategic business units that have separate management teams and infrastructures that offer different products and services.

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

     Information as to the Company's operations in its segments is set forth below (in thousands):

                                                          For the three months
                                                             ended March 31,
                                                         ----------------------
                                                                       Restated
                                                           2003          2002
                                                         --------      --------
Revenues:
     Restaurant ....................................     $ 20,822      $ 24,216
     Government ....................................        9,720         9,499
                                                         --------      --------
           Total ...................................     $ 30,542      $ 33,715
                                                         ========      ========
Operating income from continuing operations:
     Restaurant ....................................     $    100      $    717
     Government ....................................          371           484
                                                         --------      --------
                                                              471         1,201
Other income, net ..................................           76           129
Interest expense ...................................         (143)         (217)
                                                         --------      --------
Income before provision
   for income taxes ................................     $    404      $  1,113
                                                         ========      ========
Depreciation and amortization:
     Restaurant ....................................     $    525      $    611
     Government ....................................           40            28
     Other .........................................          101           134
                                                         --------      --------
           Total ...................................     $    666      $    773
                                                         ========      ========
Capital expenditures:
     Restaurant ....................................     $     22      $    110
     Government ....................................            4            35
     Other .........................................           27            85
                                                         --------      --------
           Total ...................................     $     53      $    230
                                                         ========      ========


     The following table presents revenues by geographic area based on the location of the use of the product or services.
                                                          For the three months
                                                             ended March 31,
                                                       ------------------------
                                                                       Restated
                                                         2003             2002
                                                       -------          --------

     United States .........................           $27,630           $30,446
     Other Countries .......................             2,912             3,269
                                                       -------           -------
           Total ...........................           $30,542           $33,715
                                                       =======           =======

                                                      March 31,     December 31,
                                                        2003            2002
                                                      --------      -----------
Identifiable assets:
     Restaurant ............................           $68,628         $71,725
     Government ............................             7,796           6,568
     Industrial ............................                26              59
     Other .................................             6,937           6,770
                                                       -------         -------
           Total ...........................           $83,387         $85,122
                                                       =======         =======


     The following table presents property by geographic area based on the location of the asset.


                                                    March 31,       December 31,
                                                      2003              2002
                                                    --------        -----------

United States ..........................             $76,544           $75,640
Other Countries ........................               6,843             9,482
                                                     -------           -------
       Total ...........................             $83,387           $85,122
                                                     =======           =======



     Customers comprising 10% or more of the Company's total revenues are summarized as follows:


                                                           For the three months
                                                              ended March 31,
                                                          ----------------------
                                                                        Restated
                                                            2003          2002
                                                          --------      --------

Restaurant Segment:
     McDonald's Corporation ......................            24%            22%
     YUM! Brands, Inc. ...........................            18%            20%
Government Segment:
     Department of Defense .......................            28%            28%
All Others .......................................            30%            30%
                                                             ---            ---
                                                             100%           100%
                                                             ===            ===

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

     The following discussion and analysis highlights items having a significant effect on operations during the quarter ended March 31, 2003. It may not be indicative of future operations or earnings. It should be read in conjunction with the Consolidated Financial Statements and Notes thereto and other financial and statistical information appearing elsewhere in this report.

     The Company reported revenues from continuing operations of $30.5 million for the quarter ended March 31, 2003, a decrease of 9% from the $33.7 million reported in 2002. Income from continuing operations was $256,000 in 2003, a 69% decrease from the $832,000 earned in 2002. The Company reported diluted net income per share from continuing operations of $.03 for 2003, a 70% decrease from the $.10 reported for the same period a year earlier. Basic net income per share from continuing opera-tions was $.03 in 2003 compared to $.11 in 2002. The Company's net income for the quarter ended March 31, 2003 was $229,000 or $.03 diluted net income per share, compared to net income of $511,000 and $.06 per diluted share for the same period in 2002.

     Product revenues from the Company's Restaurant segment were $12.4 million in 2003, a decrease of 20% from the $15.4 million recorded in 2002. This decline was primarily due to reduced sales to McDonald's and YUM! Brands, Inc. The McDonald's slowdown was attributed to delayed capital expenditures by franchisees while the Corporation is reviewing its strategic options relating to the upgrading of franchise stores. The Company anticipates a McDonald's corporate decision in the near future and expects an increase in orders over the remainder of the year. The YUM! Brands decline was the result of a significant sale to the largest KFC franchisee in the first quarter of 2002. The Company also recorded a large sale to Boston Market in the first quarter of 2002. Offsetting some of these declines were increased sales to several new and existing customers including Loew's Cineplex, Rare Hospitality, Bojangles and Sierra Design Group.

     Customer service revenues are also generated by the Company's Restaurant segment. The Company's service offerings include installation, training, twenty-four hour help desk support and various field and on-site service options. Customer service revenues were $8.5 million in 2003, a decrease of 4% from the $8.8 million in 2002. This decline was caused primarily by lower installation revenue associated with fewer new system installs in 2003 compared to 2002. This decrease was partially offset by increased field service and call center revenue.

     Contract revenues from the Company's Government segment were $9.7 million in 2003, an increase of 2% when compared to the $9.5 million recorded in the same period in 2002. The principal area contributing to the increase was the Company's I/T outsourcing contracts for facility operations at strategic U.S. Department of Defense Telecommunication sites across the globe. These outsourcing operations provided by the Company directly support the U.S. Navy and Air Force operations. The Company has become a recognized leader in the conversion of military I/T communications facilities to contractor operations. This was partially offset by reduced funding for the Company's logistics management business, which involves the tracking of mobile chassis under the Company's Cargo*Mate(TM) contracts.

     Product margins were 34.7% for 2003 compared to 30.6% for the same period in 2002. This improvement was due to higher software content in product sales for 2003 when compared to 2002. This was partially offset by lower absorption of fixed manufacturing costs due to reduced volume in 2003.

     Customer service margins were 15.4% in 2003 compared to 18.1% for the same period in 2002. This decline can be attributed to a decrease in utilization of the Company's installation team resulting from fewer installation requirements in the first quarter of 2003 compared to the same quarter in 2002.

     Contract margins were 4.6% in 2003 versus 5.3% for the same period in 2002. This minor decline was due to slightly lower profit margins on certain recently awarded fixed-price contracts in 2003 when compared to 2002. The primary elements of contract costs are direct and indirect labor, related fringe benefits, materials, subcontract costs, and travel expenses. Margins on the Company's government contract business historically run between 5% and 6%.

     Selling, general and administrative expenses are virtually all related to the Company's Restaurant segment. Selling, general and administrative expenses were $4.4 million in 2003 versus $4.2 million for the same period in 2002, an increase of 5%. This increase was due to minor increases in the Company's sales force in certain foreign and domestic markets. Sales expenses also increased due to planned wage increases that occurred in the fourth quarter of 2002.

     Research and development expenses are from the Company's Restaurant segment. Research and development expenses were $1.2 million in 2003, a decrease of 19% from the $1.4 million recorded for the same period in 2002. This decrease was due to a small reduction in the development staff as a result of certain efficiency improvements. Research and development costs attributable to government contracts are included in cost of contract revenues.

     Interest expense represents interest charged on the Company's short-term borrowing requirements from banks and from long-term debt. Interest expense declined 34% to $143,000 in 2003 due to a reduced interest rate and lower average amount outstanding in 2003 compared to 2002.

     In 2003, the Company's effective tax rate was 36.7%, compared to 25.2% in 2002. The variance from the statutory rate in 2002 was due to the extraterritorial income exclusion and an adjustment to prior year's accruals. This adjustment was due to the favorable completion of federal tax audits through the year 2000. These items were partially offset by a $329,000 valuation allowance recorded against certain foreign tax credits, due to the fact that the Company anticipates these foreign tax credits will expire prior to utilization.

     The Company recorded an after tax loss of $27,000 in 2003 and $321,000 in 2002 from the discontinued operation of its Industrial segment. In 2002, the Company decided to close down its unprofitable Industrial business unit, Ausable Solutions, Inc., following a trend of continuous losses.

Liquidity and Capital Resources

     The Company's primary source of liquidity has been from operations and lines of credit with various banks. Cash provided by continuing operations was $710,000 in 2003 compared to $3.5 million in 2002. In 2003 cash flow was generated by operating profits and a reduction in accounts receivable partially offset by the timing of vendor payments. In 2002, cash flow benefited from a reduction in accounts receivable and the operating profits for the period. This was partially offset by an increase in customer service inventory requirements to support the Company's newest product line and expanded customer base.

     Cash used in investing activities was $239,000 in 2003 versus $340,000 for 2002. In 2003, capital expenditures were $53,000 primarily for normal operational needs of the Restaurant and Government business. Capitalized software costs relating to software development of restaurant products were $186,000 in 2003. In 2002, capital expenditures were $230,000 and were primarily for improvements to the Company's headquarter facility and for normal operational needs in the restaurant segment. Capitalized software costs were $110,000 in 2002.

     Cash provided by financing activities was $557,000 in 2003 compared to cash used of $2.6 million in 2002. In 2003 the Company increased its short-term bank borrowings by $511,000 and received $68,000 from the exercise of employee stock options. In 2002, the Company reduced its short-term bank borrowings by $2.6 million.

     The Company has an aggregate of $20,000,000 in bank lines of credit. One line totaling $12,500,000 bears interest at the prime rate (4.25% at March 31, 2003) and is subject to loan covenants involving working capital and debt coverage ratios. The Company is in compliance with these covenants as of March 31, 2003. The availability of this facility is determined based on the amount of certain receivables and inventory. This line expires on July 31, 2003. The remaining line of $7,500,000 bears interest at the prime rate, and expires on January 1, 2004. Both lines are collateralized by certain accounts receivable and inventory. At March 31, 2003, $10,059,000 was outstanding and $9,941,000 was available under these lines. The Company has ongoing discussions with its lenders and expects to be able to renew these lines at similar terms to meet its ongoing needs.

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

     The Company recognizes revenue generated by the Restaurant segment using the guidance from SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" and the AICPA Statement of Position (SOP) 97-2, "Software Revenue Recognition," and other applicable revenue recognition guidance and interpretations. Product revenue consists of the Company's standard Point-of-Sale systems of the Restaurant segment. The Company recognizes revenue from the sale of complete restaurant systems (which primarily includes hardware or hardware and software) upon delivery to the customer site. For restaurant systems that are self-installed by the customer or an unrelated third party and for component sales or supplies, the Company recognizes revenue at the time of shipment. The Company records a provision for returns and allowances when the sale is recognized. In addition to product sales, the Company may provide installation and training services, and also offers maintenance contracts to its customers. Installation and training service revenues are recognized as the services are performed. The Company's other service revenues, consisting of support, field and depot repair, are provided to customers either on a time and materials basis or under its maintenance contracts. Services provided on a time and materials basis are recognized as the services are performed. Service revenues from maintenance contracts are deferred when billed and recognized ratably over the related contract period.

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

     The Company has intangible assets on its balance sheet that include computer software costs and goodwill resulting from acquisitions. The valuation of these assets and the assignment of useful amortization lives for the computer software costs involve significant judgments and the use of estimates. The testing of these intangibles for impairment under established accounting guidelines also requires significant use of judgment and assumptions. Changes in business conditions could potentially require future adjustments to asset valuations.

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

Item 3:  Quantitative and Qualitative Disclosures About Market Risk

A CHANGE IN THE RELATIONSHIP WITH ANY ONE OF OUR MAJOR CUSTOMERS WOULD MATERIALLY ADVERSELY AFFECT OUR BUSINESS.

     A small number of customers has historically accounted for a majority of our net revenues in any given fiscal period. For the fiscal years ended December 31, 2002, 2001 and 2000, aggregate sales to our top two Restaurant segment customers, McDonald's and Yum!Brands, amounted to 51%, 51% and 56%, respectively, of net revenues. For the quarters ended March 31, 2003 and 2002 sales to these customers were 42% of net revenues. No customer is obligated to make any minimum level of future purchases from us or to provide us with binding forecasts of product purchases for any future period. In addition, major customers may elect to delay or otherwise change the timing of orders in a manner that could adversely effect quarterly and annual results of operations. There can be no assurance that our current customers will continue to place orders with us, or that we will be able to obtain orders from new customers.

AN INABIILITY TO PRODUCE NEW PRODUCTS THAT KEEP PACE WITH TECHNOLOGICAL DEVELOPMENTS AND CHANGING MARKET CONDITIONS COULD RESULT IN A LOSS OF MARKET SHARE.

     The products we sell are subject to rapid and continual technological change. The products that are available from our competitors have increasingly offered a wider range of features and capabilities. We believe that in order to compete effectively we must provide compatible systems incorporating new technologies at competitive prices. There can be no assurance that we will be able to continue funding research and development at levels sufficient to enhance our current product offerings, or will be able to develop and introduce on a timely basis new products that keep pace with technological developments and emerging industry standards and address the evolving needs of customers. There can also be no assurance that we will not experience difficulties that will result in delaying or preventing the successful development, introduction and marketing of new products in our existing markets, or that our new products and product enhancements will adequately meet the requirements of the marketplace or achieve any significant degree of market acceptance. Likewise, there can be no assurance as to the acceptance of our products in new markets, nor can there be any assurance as to the success of our penetration of these markets, or to the revenue or profit margins with respect to these products. If any of our competitors were to introduce superior software products at competitive prices, or if our software products no longer met the needs of the marketplace due to technological developments and emerging industry standards, our software products may no longer retain any significant market share. If this were to occur, we could be required to record a charge against capitalized software costs, which amounts to $2.1 million as of March 31, 2003.

WE DERIVE A PORTION OF OUR REVENUE FROM GOVERNMENT CONTRACTS, WHICH CONTAIN PROVISIONS UNIQUE TO PUBLIC SECTOR CUSTOMERS.

     For the fiscal years ended December 31, 2002, 2001 and 2000, we derived 28%, 27% and 25%, respectively, of our net revenues from contracts to provide technical products and services to United States government agencies and defense contractors. For the quarters ended March 31, 2003 and 2002 revenues from contracts was 28% of net revenues. Contracts with United States government agencies typically provide that such contracts are terminable at the convenience of the government. If the government terminated a contract on this basis, we would be entitled to receive payment for our allowable costs and, in general, a proportionate share of our fee or profit for work actually performed. Most U.S. government contracts are also subject to modification or termination in the event of changes in funding. As such, we may perform work prior to formal authorization, or the contract prices may be adjusted for increased work scope or change orders. Termination or modification of a substantial number of our U.S. government contracts could have a material adverse effect on our business, financial condition and results of operations. The Company does not anticipate any impact due to the current world crisis on our current contracts.

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

     For the years ended December 31, 2002, 2001 and 2000, our net revenues from sales outside the United States were 11%, 14% and 19%, respectively, of the
Company's net revenues. For the quarters ended March 31, 2003 and 2002 sales outside the United States were 10% of the Company's net revenues. We anticipate that international sales will continue to account for a significant portion of sales. We intend to continue to expand our operations outside the United States and to enter additional international markets, which will require significant management attention and financial resources. Our operating results are subject to the risks inherent in international sales, including, but not limited to, regulatory requirements, political and economic changes and disruptions, geopolitical disputes and war, transportation delays, difficulties in staffing and managing foreign sales operations, and potentially adverse tax consequences. In addition, fluctuations in exchange rates may render our products less competitive relative to local product offerings, or could result in foreign exchange losses, depending upon the currency in which we sell our products. There can be no assurance that these factors will not have a material adverse effect on our future international sales and, consequently, on our operating results. In 2002, less than 1% of the Company's revenues was from customers in the Middle East. Therefore, the current world crisis is not expected to have a material impact on the results of operations in 2003.

INFLATION

     Inflation had little effect on revenues and related costs during the first quarter of 2003. Manage-ment anticipates that margins will be maintained at acceptable levels to minimize the effects of inflation, if any.

INTEREST RATES

     As of March 31, 2003, the Company has $2.2 million in variable long-term debt and $10.1 million in variable short-term debt. The Company believes that a 10% change in interest rates would not have a material impact on our business, financial conditions, results of operations or cash flows.

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



         None during the first quarter of 2003.

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




                                         PAR TECHNOLOGY CORPORATION
                                         --------------------------
                                                 (Registrant)









Date:  May 15, 2003



                                         /s/RONALD J. CASCIANO
                                         -------------------------
                                         Ronald J. Casciano
                                         Vice President, Chief Financial Officer
                                         and Treasurer

                           PAR TECHNOLOGY CORPORATION
    CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, John W. Sammon, certify that:

1. I have reviewed this quarterly report on Form 10-Q of PAR Technology Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circum-stances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons per-forming the equivalent function):

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

                                    /s/John W. Sammon
                                    ---------------------------
                                    John W. Sammon
                                    Chairman of the Board
                                    and Chief Executive Officer
                                    Date: May 15, 2003

                           PAR TECHNOLOGY CORPORATION
    CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Ronald J. Casciano, certify that:

1. I have reviewed this quarterly report on Form 10-Q of PAR Technology Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circum-stances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons per-forming the equivalent function):

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

                               /s/Ronald J. Casciano
                               ----------------------
                               Ronald J. Casciano
                               VP, C.F.O. & Treasurer
                               Date: May 15, 2003

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

          99.1         - Certification Pursuant to 18 U.S.C.
                         Section 1350, as Adopted Pursuant to
                         Section 906 of the Sarbanes-Oxley Act
                         of 2002

          99.2         - Certification Pursuant to 18 U.S.C.
                         Section 1350, as Adopted Pursuant to
                         Section 906 of the Sarbanes-Oxley Act
                         of 2002

                                   Exhibit 11


        COMPUTATION OF WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK
                                 (In Thousands)



                                                            For the three months
                                                               ended March 31,
                                                            --------------------

                                                                 2003      2002
                                                               -------   -------
Basic Earnings Per Share:

Weighted average shares of Common stock outstanding:
Balance outstanding - beginning of period ..................     8,360     7,881
Weighted average shares issued upon
Exercise of employee stock options .........................        13      --
                                                                 -----     -----

Weighted balance - end of period ...........................     8,373     7,881
                                                                 =====     =====



                                                            For the three months
                                                               ended March 31,
                                                            --------------------

                                                                 2003      2002
                                                               -------   -------
Diluted Earnings Per Share:
Weighted average shares of Common stock outstanding:
Balance outstanding - beginning of period ..................     8,360     7,881
Weighted average shares issued upon
Exercise of employee stock options
                                                                    13      --
Incremental shares of common stock
outstanding giving effect to stock options .................       394       117
                                                                 -----     -----

Weighted balance - end of period ...........................     8,767     7,998
                                                                 =====     =====

                                  Exhibit 99.1



                           PAR TECHNOLOGY CORPORATION
                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of PAR Technology Corporation (the Company) on Form 10-Q for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, John W. Sammon, Chairman of the Board and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:


     (1) The Report fully complies with the requirement of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.







/s/John W. Sammon
--------------
John W. Sammon
Chairman of the Board and Chief Executive Officer
May 15, 2003

                                  Exhibit 99.2



                           PAR TECHNOLOGY CORPORATION
                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of PAR Technology Corporation (the Company) on Form 10-Q for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Ronald J. Casciano, VP, C.F.O. & Treasurer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:


     (1) The Report fully complies with the requirement of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.







/s/Ronald J. Casciano
------------------
Ronald J. Casciano
VP, C.F.O. & Treasurer
May 15, 2003