Form 10-Q
period 2003-06-30
PAR TECHNOLOGY CORP
filed 2003-08-08
CIK 708821

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                                    FORM 10-Q

     [ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

       For the Quarter Ended June 30, 2003. Commission File Number 1-9720

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

     The number of shares outstanding of registrant's common stock, as of July 31, 2003 - 8,444,025 shares.

                           PAR TECHNOLOGY CORPORATION


                                TABLE OF CONTENTS
                                    FORM 10-Q


                                     PART 1
                              FINANCIAL INFORMATION


   Item Number
   -----------

      Item 1.      Financial Statements

                   -  Consolidated Statements of Income for
                      the three and six months ended June 30, 2003 and 2002

                   - Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2003 and 2002

                   -  Consolidated Balance Sheets at
                      June 30, 2003 and December 31, 2002

                   -  Consolidated Statements of Cash Flows
                      for the six months ended June 30, 2003 and 2002

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

      Signatures

      Exhibit Index

Item 1.  Financial Statements

                   PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                     (In Thousands Except Per Share Amounts)
                                   (Unaudited)



                                           For the three months     For the six months
                                               ended June 30,          ended June 30,
                                           --------------------    --------------------
                                                       Restated                Restated
                                              2003       2002        2003        2002
                                           --------    --------    --------    --------
Net revenues:
     Product ...........................   $ 13,059    $ 15,158    $ 25,412    $ 30,574
     Service ...........................      8,634       9,644      17,103      18,444
     Contract ..........................     10,318       9,116      20,038      18,615
                                           --------    --------    --------    --------
                                             32,011      33,918      62,553      67,633
                                           --------    --------    --------    --------
Costs of sales:
     Product ...........................      8,528      10,275      16,590      20,974
     Service ...........................      7,242       8,166      14,409      15,373
     Contract ..........................      9,897       8,439      19,169      17,430
                                           --------    --------    --------    --------
                                             25,667      26,880      50,168      53,777
                                           --------    --------    --------    --------
           Gross margin ................      6,344       7,038      12,385      13,856
                                           --------    --------    --------    --------
Operating expenses:
     Selling, general and administrative      4,700       4,735       9,111       8,923
     Research and development ..........      1,262       1,338       2,421       2,767
                                           --------    --------    --------    --------
                                              5,962       6,073      11,532      11,690
                                           --------    --------    --------    --------
Operating income from
     continuing operations .............        382         965         853       2,166
Other income, net ......................        313         181         389         310
Interest expense .......................       (152)       (208)       (295)       (425)
                                           --------    --------    --------    --------
Income from continuing operations
  before provision for income taxes ....        543         938         947       2,051
Provision for income taxes .............       (192)       (236)       (340)       (517)
                                           --------    --------    --------    --------
Income from continuing operations ......        351         702         607       1,534
                                           --------    --------    --------    --------
Discontinued operations:
     Loss from operations of
        discontinued component .........        (67)       (687)       (109)     (1,117)
     Income tax benefit ................         24         173          39         282
                                           --------    --------    --------    --------
     Loss on discontinued operations ...        (43)       (514)        (70)       (835)
                                           --------    --------    --------    --------
Net income .............................   $    308    $    188    $    537    $    699
                                           ========    ========    ========    ========

                   PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (Continued)
                     (In Thousands Except Per Share Amounts)
                                   (Unaudited)



                                          For the three months       For the six months
                                              ended June 30,           ended June 30,
                                         ----------------------    ----------------------
                                                       Restated                  Restated
                                            2003         2002         2003         2002
                                         ---------    ---------    ---------    ---------
Earnings per share:
Basic:
     Income from continuing operations   $     .04    $     .09    $     .07    $     .19
     Loss from discontinued operations   $    (.01)   $    (.07)   $    (.01)   $    (.11)
           Net income ................   $     .04    $     .02    $     .06    $     .09
Diluted:
     Income from continuing operations   $     .04    $     .08    $     .07    $     .19
     Loss from discontinued operations   $    --      $    (.06)   $    (.01)   $    (.10)
           Net income ................   $     .04    $     .02    $     .06    $     .09
Weighted average shares outstanding
     Basic ...........................       8,422        7,891        8,398        7,886
                                         =========    =========    =========    =========
     Diluted .........................       8,765        8,279        8,766        8,164
                                         =========    =========    =========    =========



                   PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In Thousands)
                                   (Unaudited)

                                          For the three months       For the six months
                                              ended June 30,            ended June 30,
                                         ----------------------    ----------------------
                                                       Restated                 Restated
                                            2003         2002         2003        2002
                                         ---------    ---------    ---------    ---------
Net income ...........................   $     308    $     188    $     537    $     699
Other comprehensive income,
       net of tax:
     Foreign currency translation
       adjustments ...................         194          376          300          413
                                         ---------    ---------    ---------    ---------
Comprehensive income .................   $     502    $     564    $     837    $   1,112
                                         =========    =========    =========    =========

                   PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       (In Thousands Except Share Amounts)


                                                 (Unaudited)
                                                   June 30,   December 31,
Assets                                               2003        2002
                                                   --------    --------
Current Assets:
     Cash ......................................   $  1,517    $    490
     Accounts receivable-net ...................     23,462      25,843
     Inventories-net ...........................     32,535      34,274
     Deferred income taxes .....................      6,082       5,766
     Other current assets ......................      2,273       2,638
     Total assets of discontinued operation ....         30          59
                                                   --------    --------
         Total current assets ..................     65,899      69,070

Property, plant and equipment - net ............      7,719       8,455
Deferred income taxes ..........................      4,102       4,386
Other assets ...................................      3,086       3,211
                                                   --------    --------
                                                   $ 80,806    $ 85,122
                                                   ========    ========
Liabilities and Shareholders' Equity
Current Liabilities:
     Notes payable .............................   $  9,461    $  9,634
     Accounts payable ..........................      4,533       8,371
     Accrued salaries and benefits .............      4,355       4,615
     Accrued expenses ..........................      1,990       2,077
     Deferred service revenue ..................      5,787       6,704
     Total liabilities of discontinued operation        251         342
                                                   --------    --------
         Total current liabilities .............     26,377      31,743
                                                   --------    --------
Long-term debt .................................      2,137       2,181
                                                   --------    --------

Shareholders' Equity:
     Preferred stock, $.02 par value,
       1,000,000 shares authorized .............       --          --
     Common stock, $.02 par value,
       19,000,000 shares authorized;
        9,853,712 and 9,770,262 shares issued
        8,443,025 and 8,359,575 outstanding ....        197         195
     Capital in excess of par value ............     29,181      28,926
     Retained earnings .........................     30,483      29,946
     Accumulative other comprehensive loss .....       (516)       (816)
     Treasury stock, at cost, 1,410,687 shares .     (7,053)     (7,053)
                                                   --------    --------
         Total shareholders' equity ............     52,292      51,198
                                                   --------    --------
                                                   $ 80,806    $ 85,122
                                                   ========    ========

                   PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)


                                                     For the six months
                                                        ended June 30,
                                                     ------------------
                                                               Restated
                                                       2003      2002
                                                     -------    -------
Cash flows from operating activities:
   Net income ....................................   $   537    $   699
   Adjustments to reconcile net income to net
     cash provided by operating activities:
      Net loss from discontinued operations ......        70        835
      Depreciation and amortization ..............     1,365      1,486
      Provision for bad debts ....................       441        510
      Provision for obsolete inventory ...........     1,110      1,198
      Increase (decrease) from changes in:
        Accounts receivable ......................     1,940      6,665
        Inventories ..............................       629     (6,092)
        Income tax refund claims .................      --           95
        Other current assets .....................       365        628
        Accounts payable .........................    (3,838)    (2,876)
        Accrued salaries and benefits ............      (260)      (458)
        Accrued expenses .........................       (87)       234
        Deferred service revenue .................      (917)      (207)
        Deferred income taxes ....................       (32)        96
                                                     -------    -------
         Net cash provided by continuing
          operating activities ...................     1,323      2,813
         Net cash used in discontinued operations       (132)      (444)
                                                     -------    -------
         Net cash provided by operating activities     1,191      2,369
                                                     -------    -------
Cash flows from investing activities:
   Capital expenditures ..........................       (94)      (578)
   Capitalization of software costs ..............      (410)      (339)
                                                     -------    -------
         Net cash used in investing activities ...      (504)      (917)
                                                     -------    -------
Cash flows from financing activities:
   Net payments under line-of-credit agreements ..      (173)    (2,348)
   Payments on long-term debt obligations ........       (44)       (29)
   Proceeds from the exercise of stock options ...       257         49
                                                     -------    -------
         Net cash provided (used) by
          financing activities ...................        40     (2,328)
                                                     -------    -------

                   PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                 (In Thousands)
                                   (Unaudited)


                                                     For the six months
                                                        ended June 30,
                                                     ------------------
                                                               Restated
                                                       2003      2002
                                                     -------    -------

Effect of exchange rate changes on cash and
  cash equivalents ........................             300         413
                                                    -------     -------
Net increase (decrease) in cash
  and cash equivalents ....................           1,027        (463)
Cash and cash equivalents at
  beginning of year .......................             490         879
                                                    -------     -------
Cash and cash equivalents at
  end of period ...........................         $ 1,517     $   416
                                                    =======     =======



Supplemental disclosures of cash flow information: Cash paid during the year for:
Interest ..................................         $   297     $   441
Income taxes paid, net of refunds .........              (6)          8

                   PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The statements for the three and six months ended June 30, 2003 and 2002 are unaudited; in the opinion of the Company such unaudited statements include all adjustments (which comprise only normal recurring accruals) necessary for a fair presentation of the results for such periods. The consolidated financial statements for the year ending December 31, 2003 are subject to adjustment at the end of the year when they will be audited by independent accountants. The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2003. The consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes for the years ended in December 31, 2002 and 2001 included in the Company's December 31, 2002 Annual Report to the Securities and Exchange Commission on Form 10-K.

2. As discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2002, the results for the three and six months ended June 30, 2002 have been restated to reflect the change in the Company's revenue recognition policy.

3. During the third quarter of 2002, the Company decided to close down its unprofitable Industrial business unit, Ausable Solutions, Inc., following a trend of continuous losses. This decision will allow the Company to focus on its two core businesses, Restaurant and Government.

     A summary of net  revenues and pre-tax  operating  results and total assets
     and  liabilities  of   discontinued   operations  are  detailed  below  (in
     thousands):

                              For the three months        For the six months
                                  ended June 30,            ended June 30,
                              --------------------       --------------------
                                2003         2002          2003         2002
                              -------      -------       -------      -------

Net revenues ..............   $    --      $   330       $    21      $ 1,127
Net loss from operations of
   discontinued component .   $   (67)     $  (687)      $  (109)     $(1,117)


                                                          June 30,
                                                            2003
                                                         (Unaudited)
                                                         -----------
Discontinued Assets:
     Cash ...............................................   $ 14
     Other current assets ...............................     16
                                                            ----
              Total assets of discontinued operation ....   $ 30
                                                            ====

Discontinued Liabilities:
     Accrued salaries and benefits ......................   $ 51
     Other current liabilities ..........................    200
                                                            ----
              Total liabilities of discontinued operation   $251
                                                            ====

4. Inventories are primarily used in the manufacture and service of Restaurant products. The components of inventory, net of related reserves, consist of the following:

                                                (In Thousands)
                                                --------------

                                       (Unaudited)
                                         June 30,           December 31,
                                          2003                 2002
                                    ---------------       ---------------

         Finished goods .......     $         6,994       $        10,892
         Work in process ......                 922                 1,700
         Component parts ......               6,179                 4,923
         Service parts ........              18,440                16,759
                                    ---------------       ---------------
                                    $        32,535       $        34,274
                                    ===============       ===============

     At June 30, 2003 and December 31, 2002, the Company had recorded reserves for shrinkage, excess and obsolete inventory of $3,939,000 and $4,094,000, respectively.

5. The Company's products are sold with a standard warranty for defects in material and workmanship. The standard warranty offered by the Company is for one year. The Company establishes an accrual for estimated warranty costs at the time revenue is recognized on the sale. This estimate is based on projected product reliability using historical performance data.

     The changes in the product warranty liability for the six months ended June 30, 2003 are summarized as follows: (in thousands)

                                                              Dollar Amount of
                                                                  Liability
                                                               Debit/(Credit)
                                                               --------------

         Balance at December 31, 2002 ..........................   $(560)
         Accruals for warranties issued during the period ......    (458)
         Settlements made (in cash or in kind) during the period     475
                                                                   -----
         Balance at June 30, 2003 ..............................   $(543)
                                                                   =====

6. The Company accounts for its stock-based compensation plan under the provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees". No compensation expense has been recognized in the accompanying financial statements relative to the Company's stock option plan. Pro forma information regarding net income and earnings per share is required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The weighted average fair value of options granted in the six months ended June 30, 2003 and June 30, 2002 was $1.80 and $1.10, respectively. The fair value of these options was estimated at the date of grant using a Black-Scholes options pricing model with the following weighted-average assumptions for 2003 and 2002 were:

                                                   2003            2002
                                                   ----            ----

              Risk-free interest rate ......       2.0%            4.2%
              Dividend yield ...............        N/A             N/A
              Volatility factor ............        44%             44%
              Weighted average expected life      5 Years         6 Years

     For purposes of the pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                        For the three months  For the six months
                                            ended June 30,      ended June 30,
                                        -------------------   ------------------
                                                   Restated             Restated
                                          2003       2002        2003     2002
                                        -------    --------    -------   -------

       Net income                       $   308    $    188    $   537   $   699
       Compensation benefit (expense)       (30)         29        (56)       58
                                        -------    --------    -------   -------
       Proforma net income              $   278    $    217    $   481   $   757
                                        =======    ========    =======   =======

    Earnings per share:
       As reported    --   Basic        $   .04    $    .02    $   .06   $   .09
                      --   Diluted      $   .04    $    .02    $   .06   $   .09

       Proforma       --   Basic        $   .03    $    .03    $   .06   $   .10
                      --   Diluted      $   .03    $    .03    $   .05   $   .09


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

     Information as to the Company's operations in its segments is set forth below (in thousands):

                                  For the three months    For the six months
                                     ended June 30,          ended June 30,
                                 --------------------    --------------------
                                             Restated                Restated
                                    2003       2002        2003        2002
                                 --------    --------    --------    --------
Revenues:
     Restaurant ..............   $ 21,693    $ 24,802    $ 42,515    $ 49,018
     Government ..............     10,318       9,116      20,038      18,615
                                 --------    --------    --------    --------
           Total .............   $ 32,011    $ 33,918    $ 62,553    $ 67,633
                                 ========    ========    ========    ========
Operating income (loss) from
   continuing operations:
     Restaurant ..............   $     78    $    300    $    178    $  1,017
     Government ..............        434         665         805       1,149
     Corporate ...............       (130)       --          (130)       --
                                 --------    --------    --------    --------
                                      382         965         853       2,166
Other income, net ............        313         181         389         310
Interest expense .............       (152)       (208)       (295)       (425)
                                 --------    --------    --------    --------
Income before provision
   for income taxes ..........   $    543    $    938    $    947    $  2,051
                                 ========    ========    ========    ========
Depreciation and amortization:
     Restaurant ..............   $    559    $    552    $  1,084    $  1,163
     Government ..............         26          26          66          54
     Corporate ...............        114         135         215         269
                                 --------    --------    --------    --------
           Total .............   $    699    $    713    $  1,365    $  1,486
                                 ========    ========    ========    ========
Capital expenditures:
     Restaurant ..............   $   --      $    318    $     22    $    428
     Government ..............       --          --             4          35
     Corporate ...............         41          30          68         115
                                 --------    --------    --------    --------
           Total .............   $     41    $    348    $     94    $    578
                                 ========    ========    ========    ========


     The following table presents revenues by geographic area based on the location of the use of the product or services.

                                 For the three months    For the six months
                                     ended June 30,          ended June 30,
                                 --------------------    --------------------
                                             Restated                Restated
                                    2003       2002        2003        2002
                                 --------    --------    --------    --------

United States ................   $ 28,563    $ 30,334    $ 56,193    $ 60,780
Other Countries ..............      3,448       3,584       6,360       6,853
                                 --------    --------    --------    --------
      Total .................   $  32,011    $ 33,918    $ 62,553    $ 67,633
                                =========    ========    ========    ========

                                June 30,         December 31,
                                  2003               2002
                               ----------         ----------
Identifiable assets:
     Restaurant ....           $   66,772         $   71,725
     Government ....                6,990              6,568
     Industrial ....                   30                 59
     Other .........                7,014              6,770
                               ----------         ----------
           Total ...           $   80,806         $   85,122
                               ==========         ==========



     The following table presents property by geographic area based on the location of the asset.


                                June 30,      December 31,
                                  2003            2002
                               ----------      ----------

United States ..........       $   74,471      $   75,640
Other Countries ........            6,335           9,482
                               ----------      ----------
       Total ..........        $   80,806      $   85,122
                               ==========      ==========



     Customers comprising 10% or more of the Company's total revenues are summarized as follows:



                                  For the three months    For the six months
                                     ended June 30,          ended June 30,
                                  --------------------  ----------------------
                                              Restated                Restated
                                    2003        2002      2003          2002
                                  --------   ---------  ---------     --------

Restaurant Segment:
     McDonald's Corporation         24%         31%         24%          29%
     YUM! Brands, Inc. ....         23%         22%         21%          22%
Government Segment:
     Department of Defense          32%         27%         32%          28%
All Others ................         21%         20%         23%          21%
                                   ----        ----        ----         ----
                                   100%        100%        100%         100%
                                   ====        ====        ====         ====

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

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

     The following discussion and analysis highlights items having a significant effect on operations during the quarter ended June 30, 2003. It may not be indicative of future operations or earnings. It should be read in conjunction with the Consolidated Financial Statements and Notes thereto and other financial and statistical information appearing elsewhere in this report.

     The Company reported revenues from continuing operations of $32 million for the quarter ended June 30, 2003, a decrease of 6% from the $33.9 million reported in 2002. Income from continuing operations was $351,000 in 2003, a 50% decrease from the $702,000 earned in 2002. The Company reported diluted net income per share from continuing operations of $.04 for 2003, a 50% decrease from the $.08 reported for the same period a year earlier. Basic net income per share from continuing operations was $.04 in 2003 compared to $.09 in 2002. The Company's net income for the quarter ended June 30, 2003 was $308,000 or $.04 diluted net income per share, compared to net income of $188 and $.02 per diluted share for the same period in 2002.

     Product revenues from the Company's Restaurant segment were $13.1 million in 2003, a decrease of 14% from the $15.2 million recorded in 2002. This decline was primarily due to reduced sales to McDonald's, which was attributed to delayed capital expenditures by franchisees while McDonald's Corporate Management reviewed its strategic options relating to the upgrading of franchise stores. The Company is beginning to experience an increase in McDonald's orders and anticipates improved sales in the second half of the year. The Company also recorded a large sale to Carnival Cruise Lines in 2002. Offsetting some of these declines were increased sales to several new and existing customers including Chick-Fil-A, Rare Hospitality, Steiner Leisure and the Company's Dealer network.

     Customer service revenues are also generated by the Company's Restaurant segment. The Company's service offerings include installation, training, twenty-four hour help desk support and various field and on-site service options. Customer service revenues were $8.6 million in 2003, a decrease of 10% from the $9.6 million in 2002. This decline was caused primarily by lower installation revenue associated with fewer new system installs in 2003 compared to 2002. This decrease was partially offset by increased call center revenue.

     Contract revenues from the Company's Government segment were $10.3 million in 2003, an increase of 13% when compared to the $9.1 million recorded in the same period in 2002. The primary factor contributing to the increase continues to be the Company's I/T outsourcing contracts for facility operations at strategic U.S. Department of Defense Telecommunication sites across the globe. These outsourcing operations provided by the Company directly support the U.S. Navy and Air Force operations. The Company has become a recognized leader in the conversion of military I/T communications facilities to contractor operations. This was partially offset by reduced funding for the Company's logistics management business, which involves the tracking of mobile chassis under the Company's Cargo*Mate(TM) contracts.

     Product margins were 34.7% for 2003 compared to 32.2% for the same period in 2002. Consistent with the trend experienced in the first quarter of 2003, improvement was due to higher software content in product sales in the second quarter of 2003 when compared to 2002. This was partially offset by lower absorption of fixed manufacturing costs due to reduced volume in 2003.

     Customer service margins were 16.1% in 2003 compared to 15.3% for the same period in 2002. The improved margin is primarily due to efficiency gains in the help desk support, depot repair and in international service offerings. These improvements were partially offset by a decrease in utilization of the Company's installation team resulting from fewer installation requirements in the second quarter of 2003 compared to the same quarter in 2002.

     Contract margins were 4.1% in 2003 versus 7.4% for the same period in 2002. This decline was due to lower profit margins on certain recently awarded fixed-price contracts in 2003 when compared to 2002. Additionally, in 2002, margins benefited from the initial system sales of the Company's Cargo*Mate(TM) System, for which cost was fully reimbursed by the Government. The primary elements of contract costs are direct and indirect labor, related fringe benefits, materials, subcontract costs, and travel expenses. Margins on the Company's government contract business historically run between 5% and 6%.

     Selling, general and administrative expenses are virtually all related to the Company's Restaurant segment. Selling, general and administrative expenses were $4.7 million in 2003 virtually unchanged from the same period in 2002. There was a decline in selling expenses including commissions and travel which is directly related to the decline in product revenue discussed above. This was partially offset by minor increases in benefit costs.

     Research and development expenses are primarily from the Company's Restaurant segment. Research and development expenses were $1.26 million in 2003, a decrease of 6% from the $1.34 million recorded for the same period in 2002. This decrease was due to a small reduction in the development staff as a result of certain efficiency improvements. Research and development costs attributable to government contracts are included in cost of contract revenues.

     Interest expense represents interest charged on the Company's short-term borrowing requirements from banks and from long-term debt. Interest expense declined 27% to $152,000 in 2003 due to a reduced interest rate and lower average amount outstanding in 2003 compared to 2002.

     In 2003, the Company's effective tax rate was 35.3%, compared to 25.1% in 2002. The variance from the statutory rate in 2002 was due to the extraterritorial income exclusion and an adjustment to prior year's accruals. This adjustment was due to the favorable completion of federal tax audits through the year 2000. These items were partially offset by a $329,000 valuation allowance recorded in 2002 against certain foreign tax credits, due to the fact that the Company anticipates these foreign tax credits will expire prior to utilization.

     The Company recorded an after tax loss of $43,000 in 2003 and $514,000 in 2002 from the discontinued operation of its Industrial segment. In 2002, the Company decided to close down its unprofitable Industrial business unit, Ausable Solutions, Inc., following a trend of continuous losses.

    Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

     The Company reported revenues from continuing operations of $62.5 million for the six months ended June 30, 2003, a decrease of 8% from the $67.6 million reported in 2002. Income from continuing operations was $607,000 in 2003, a 60% decrease from the $1.5 million earned in 2002. The Company reported basic and diluted net income per share from continuing operations of $.07 for 2003, a 63% decrease from the $.19 reported for the same period a year earlier. The Company's net income for the six months ended June 30, 2003 was $537,000 or $.06 diluted net income per share, compared to net income of $699,000 and $.09 per diluted share for the same period in 2002.

     Product revenues from the Company's Restaurant segment were $25.4 million in 2003, a decrease of 17% from the $30.6 million recorded in 2002. This decline was primarily due to reduced sales to McDonald's and YUM! Brands, Inc. The McDonald's slowdown was attributed to delayed capital expenditures by franchisees while McDonald's Corporate Management reviewed its strategic options relating to the upgrading of franchise stores. The YUM! Brands decline was the result of a significant sale to the largest KFC franchisee in the first half of 2002. The Company also recorded large sales to Boston Market and Carnival Cruise Lines in the first six months of 2002. Offsetting some of these declines were increased sales to several new and existing customers including Loew's Cineplex, Rare Hospitality, CKE, Chick-Fil-A and Bojangles.

     Customer service revenues are also generated by the Company's Restaurant segment. The Company's service offerings include installation, training, twenty-four hour help desk support and various field and on-site service options. Customer service revenues were $17.1 million in 2003, a decrease of 7% from the $18.4 million in 2002. This decline was caused primarily by lower installation revenue associated with fewer new system installs in 2003 compared to 2002. This decrease was partially offset by increased call center revenue.

     Contract revenues from the Company's Government segment were $20 million in 2003, an increase of 8% when compared to the $18.6 million recorded in the same period in 2002. The principal area contributing to the increase was the Company's I/T outsourcing contracts for facility operations at strategic U.S. Department of Defense Telecommunication sites across the globe. These outsourcing operations provided by the Company directly support the U.S. Navy and Air Force operations. The Company has become a recognized leader in the conversion of military I/T communications facilities to contractor operations. This was partially offset by reduced funding for the Company's logistics management business, which involves the tracking of mobile chassis under the Company's Cargo*Mate(TM) contracts.

     Product margins were 34.7% for 2003 compared to 31.4% for the same period in 2002. This improvement was due to higher software content in product sales for 2003 when compared to 2002. This was partially offset by lower absorption of fixed manufacturing costs due to reduced volume in 2003.

     Customer service margins were 15.8% in 2003 compared to 16.7% for the same period in 2002. This decline can be attributed to a decrease in utilization of the Company's installation team resulting from fewer installation requirements in the first quarter of 2003 compared to the same quarter in 2002.

     Contract margins were 4.3% in 2003 versus 6.4% for the same period in 2002. This decline was due to lower profit margins on certain recently awarded fixed-price contracts in 2003 when compared to 2002. The primary elements of contract costs are direct and indirect labor, related fringe benefits, materials, subcontract costs, and travel expenses.

     Selling, general and administrative expenses are virtually all related to the Company's Restaurant segment. Selling, general and administrative expenses were $9.1 million in 2003 versus $8.9 million for the same period in 2002, an increase of 2%. This increase was due to minor increases in benefit costs and minor staff increases in certain support areas. This was partially offset by a decline in selling expenses which is related to lower product revenue as discussed above.

     Research and development expenses are primarily from the Company's Restaurant segment. Research and development expenses were $2.4 million in 2003, a decrease of 12% from the $2.8 million recorded for the same period in 2002. This decrease was due to a small reduction in the development staff as a result of certain efficiency improvements. Research and development costs attributable to government contracts are included in cost of contract revenues.

     Interest expense represents interest charged on the Company's short-term borrowing requirements from banks and from long-term debt. Interest expense declined 31% to $295,000 in 2003 due to a reduced interest rate and lower average amount outstanding in 2003 compared to 2002.

     In 2003, the Company's effective tax rate was 35.9%, compared to 25.2% in 2002. The variance from the statutory rate in 2002 was due to the extraterritorial income exclusion and an adjustment to prior year's accruals. This adjustment was due to the favorable completion of federal tax audits through the year 2000. These items were partially offset by a $329,000 valuation allowance recorded in 2002 against certain foreign tax credits, due to the fact that the Company anticipates these foreign tax credits will expire prior to utilization.

     The Company recorded an after tax loss of $70,000 in 2003 and $835,000 in 2002 from the discontinued operation of its Industrial segment. In 2002, the Company decided to close down its unprofitable Industrial business unit, Ausable Solutions, Inc., following a trend of continuous losses. Liquidity and Capital Resources

     The Company's primary source of liquidity has been from operations and lines of credit with various banks. Cash provided by continuing operations was $1.3 million in 2003 compared to $2.8 million in 2002. In 2003 cash flow was generated by operating profits and a reduction in accounts receivable partially offset by the timing of vendor payments. In 2002, cash flow benefited from a reduction in accounts receivable and the operating profits for the period. This was partially offset by an increase in customer service inventory requirements to support the Company's newest product line and expanded customer base.

     Cash used in investing activities was $504,000 in 2003 versus $917,000 for 2002. In 2003, capital expenditures were $94,000, primarily for improvements to the Company's headquarters facility. Capitalized software costs relating to software development of restaurant products were $410,000 in 2003. In 2002, capital expenditures were $578,000 and were primarily for improvements to the Company's headquarter facility and for normal operational needs in the restaurant segment. Capitalized software costs were $339,000 in 2002.

     Cash provided by financing activities was $40,000 in 2003 compared to cash used of $2.3 million in 2002. In 2003 the Company decreased its short-term bank borrowings by $173,000 and received $257,000 from the exercise of employee stock options. In 2002, the Company reduced its short-term bank borrowings by $2.3 million, and received $49,000 from the exercise of employee stock options.

     The Company has an aggregate of $20,000,000 in bank lines of credit. One line totaling $12,500,000 bears interest at the prime rate (4% at June 30, 2003) and is subject to loan covenants involving working capital and debt coverage ratios. The Company is in compliance with these covenants as of June 30, 2003. The availability of this facility is determined based on the amount of certain receivables and inventory. This line expires on April 30, 2005. The remaining line of $7,500,000 bears interest at the prime rate, and expires on January 1, 2004. Both lines are collateralized by certain accounts receivable and inventory. At June 30, 2003, $9,374,000 was outstanding and $10,626,000 was available under these lines. The Company has ongoing discussions with its lenders and expects to be able to renew these lines at similar terms to meet its ongoing needs.

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

Item 3:  Quantitative and Qualitative Disclosures About Market Risk

A CHANGE IN THE RELATIONSHIP WITH ANY ONE OF OUR MAJOR CUSTOMERS WOULD MATERIALLY ADVERSELY AFFECT OUR BUSINESS.

     A small number of customers has historically accounted for a majority of our net revenues in any given fiscal period. For the fiscal years ended December 31, 2002, 2001 and 2000, aggregate sales to our top two Restaurant segment customers, McDonald's and Yum!Brands, amounted to 51%, 51% and 56%, respectively, of net revenues. For the six months ended June 30, 2003 and 2002 sales to these customers were 45% and 51%, respectively, of net revenues. No customer is obligated to make any minimum level of future purchases from us or to provide us with binding forecasts of product purchases for any future period. In addition, major customers may elect to delay or otherwise change the timing of orders in a manner that could adversely effect quarterly and annual results of operations. There can be no assurance that our current customers will continue to place orders with us, or that we will be able to obtain orders from new customers.

AN INABIILITY TO PRODUCE NEW PRODUCTS THAT KEEP PACE WITH TECHNOLOGICAL DEVELOPMENTS AND CHANGING MARKET CONDITIONS COULD RESULT IN A LOSS OF MARKET SHARE.

     The products we sell are subject to rapid and continual technological change. The products that are available from our competitors have increasingly offered a wider range of features and capabilities. We believe that in order to compete effectively we must provide compatible systems incorporating new technologies at competitive prices. There can be no assurance that we will be able to continue funding research and development at levels sufficient to enhance our current product offerings, or will be able to develop and introduce on a timely basis new products that keep pace with technological developments and emerging industry standards and address the evolving needs of customers. There can also be no assurance that we will not experience difficulties that will result in delaying or preventing the successful development, introduction and marketing of new products in our existing markets, or that our new products and product enhancements will adequately meet the requirements of the marketplace or achieve any significant degree of market acceptance. Likewise, there can be no assurance as to the acceptance of our products in new markets, nor can there be any assurance as to the success of our penetration of these markets, or to the revenue or profit margins with respect to these products. If any of our competitors were to introduce superior software products at competitive prices, or if our software products no longer met the needs of the marketplace due to technological developments and emerging industry standards, our software products may no longer retain any significant market share. If this were to occur, we could be required to record a charge against capitalized software costs, which amount to $2 million as of June 30, 2003.

WE DERIVE A PORTION OF OUR REVENUE FROM GOVERNMENT CONTRACTS, WHICH CONTAIN PROVISIONS UNIQUE TO PUBLIC SECTOR CUSTOMERS.

For the fiscal years ended December 31, 2002, 2001 and 2000, we derived 28%, 27% and 25%, respectively, of our net revenues from contracts to provide technical products and services to United States government agencies and defense contractors. For the six months ended June 30, 2003 and 2002 revenues from such contracts were 32% and 28%, respectively, of net revenues. Contracts with United States government agencies typically provide that such contracts are terminable at the convenience of the government. If the government terminated a contract on this basis, we would be entitled to receive payment for our allowable costs and, in general, a proportionate share of our fee or profit for work actually performed. Most U.S. government contracts are also subject to modification or termination in the event of changes in funding. As such, we may perform work prior to formal authorization, or the contract prices may be adjusted for increased work scope or change orders. Termination or modification of a substantial number of our U.S. government contracts could have a material adverse effect on our business, financial condition and results of operations. The Company does not anticipate any impact on our current contracts due to the current world crisis.

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

     For the years ended December 31, 2002, 2001 and 2000, our net revenues from sales outside the United States were 11%, 14% and 19%, respectively, of the Company's net revenues. For the six months ended June 30, 2003 and 2002 sales outside the United States were 10% of the Company's net revenues. We anticipate that international sales will continue to account for a significant portion of sales. We intend to continue to expand our operations outside the United States and to enter additional international markets, which will require significant management attention and financial resources. Our operating results are subject to the risks inherent in international sales, including, but not limited to, regulatory requirements, political and economic changes and disruptions, geopolitical disputes and war, transportation delays, difficulties in staffing and managing foreign sales operations, and potentially adverse tax consequences. In addition, fluctuations in exchange rates may render our products less competitive relative to local product offerings, or could result in foreign exchange losses, depending upon the currency in which we sell our products. There can be no assurance that these factors will not have a material adverse effect on our future international sales and, consequently, on our operating results. In 2002, less than 1% of the Company's revenues was from customers in the Middle East. Therefore, the current world crisis is not expected to have a material impact on the results of operations in 2003.

INFLATION

     Inflation had little effect on revenues and related costs during the second quarter of 2003. Management anticipates that margins will be maintained at acceptable levels to minimize the effects of inflation, if any.

INTEREST RATES

     As of June 30, 2003, the Company has $2.1 million in variable long-term debt and $9.5 million in variable short-term debt. The Company believes that a 10% change in interest rates would not have a material impact on our business, financial conditions, results of operations or cash flows.

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

Item 6.  Exhibits and Reports on Form 8-K




                                List of Exhibits




         Exhibit No.                 Description of Instrument
         -----------                 -------------------------

             11                      Statement re computation
                                     of per-share earnings

             31.1                    Certification Pursuant to 18 U.S.C.
                                     Section 1350, as Adopted Pursuant to
                                     Section 302 of the Sarbanes-Oxley
                                     Act of 2002

             31.2                    Certification Pursuant to 18 U.S.C.
                                     Section 1350, as Adopted Pursuant to
                                     Section 302 of the Sarbanes-Oxley
                                     Act of 2002

             32.1                    Certification Pursuant to 18 U.S.C.
                                     Section 1350, as Adopted Pursuant to
                                     Section 906 of the Sarbanes-Oxley Act
                                     of 2002





Reports on Form 8-K


     On April 18, 2003, PAR Technology Corporation filed a report on Form 8-K pursuant to Item 9 of that Form relating to its financial information for the quarter ended March 31, 2003, as presented in a press release of April 14, 2003 and furnished thereto as an exhibit.

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








                                       PAR TECHNOLOGY CORPORATION
                                       --------------------------
                                              (Registrant)







Date:  August 8, 2003



                                        RONALD J. CASCIANO
                                        --------------------------------
                                        Ronald J. Casciano
                                        Vice President, Chief Financial Officer
                                        and Treasurer

                                  Exhibit Index




                                                                   Sequential
                                                                      Page
            Exhibit                                                  Number
            -------                                                ----------


              11         - Statement re computation                 E-1, E-2
                           of per-share earnings

              31.1       - Certification Pursuant to 18 U.S.C.      E-3
                           Section 1350, as Adopted Pursuant to
                           Section 302 of the Sarbanes-Oxley
                           Act of 2002

              31.2       - Certification Pursuant to 18 U.S.C.      E-4
                           Section 1350, as Adopted Pursuant to
                           Section 302 of the Sarbanes-Oxley
                           Act of 2002

              32.1       - Certification Pursuant to 18 U.S.C.      E-5
                           Section 1350, as Adopted Pursuant to
                           Section 906 of the Sarbanes-Oxley Act
                           of 2002

                                   Exhibit 11


                COMPUTATION OF WEIGHTED AVERAGE NUMBER OF SHARES
                                 OF COMMON STOCK
                                 (In Thousands)



                                                           For the three months
                                                               ended June 30,
                                                          ----------------------
                                                            2003          2002
                                                          --------      --------
Basic Earnings Per Share:
Weighted average shares of Common stock outstanding:
Balance outstanding - beginning of period ..........        8,380         7,881

Weighted average shares issued upon
Exercise of employee stock options .................           42            10
                                                            -----         -----

Weighted balance - end of period ...................        8,422         7,891
                                                            =====         =====






                                                           For the three months
                                                               ended June 30,
                                                          ----------------------
                                                            2003          2002
                                                          --------      --------
Diluted Earnings Per Share:
Weighted average shares of Common stock outstanding:
Balance outstanding - beginning of period ..........        8,380         7,881
Weighted average shares issued upon
Exercise of employee stock options .................           42           10

Incremental shares of common stock
outstanding giving effect to stock options .........          343          388
                                                            -----        -----
Weighted balance - end of period ...................        8,765        8,279
                                                            =====        =====

                                   Exhibit 11


                COMPUTATION OF WEIGHTED AVERAGE NUMBER OF SHARES
                                 OF COMMON STOCK
                                 (In Thousands)



                                                            For the six months
                                                               ended June 30,
                                                          ----------------------
                                                            2003          2002
                                                          --------      --------
Basic Earnings Per Share:
Weighted average shares of Common stock outstanding:

Balance outstanding - beginning of period                   8,360        7,881

Weighted average shares issued upon
Exercise of employee stock options                             38            5
                                                            -----        -----

Weighted balance - end of period                            8,398        7,886
                                                            =====        =====





                                                            For the six months
                                                               ended June 30,
                                                          ----------------------
                                                            2003          2002
                                                          --------      --------
Diluted Earnings Per Share:
Weighted average shares of Common stock outstanding:
Balance outstanding - beginning of period                   8,360        7,881

Weighted average shares issued upon
Exercise of employee stock options                             38            5

Incremental shares of common stock
outstanding giving effect to stock options                    368          278
                                                            -----        -----

Weighted balance - end of period                            8,766        8,164
                                                            =====        =====

                                  Exhibit 31.1

                           PAR TECHNOLOGY CORPORATION
    CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, John W. Sammon, certify that:

1. I have reviewed this quarterly report on Form 10-Q of PAR Technology Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b. Paragraph omitted in accordance with SEC transition instructions contained in SEC Release 34-47986.

     c. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     d. Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information;

     b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.


                                       /s/John W. Sammon
                                       -----------------
                                       John W. Sammon
                                       Chairman of the Board
                                       and Chief Executive Officer
                                       Date: August 8, 2003

                                  Exhibit 31.2

                           PAR TECHNOLOGY CORPORATION
    CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Ronald J. Casciano, certify that:

1. I have reviewed this quarterly report on Form 10-Q of PAR Technology Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b. Paragraph omitted in accordance with SEC transition instructions contained in SEC Release 34-47986.

     c. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     d. Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information;

     b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.


                                           /s/Ronald J. Casciano
                                           --------------------------
                                           Ronald J. Casciano
                                           VP, C.F.O. & Treasurer
                                           Date: August 8, 2003

                                  Exhibit 32.1



                           PAR TECHNOLOGY CORPORATION
                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of PAR Technology Corporation (the Company) on Form 10-Q for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the Report), we, John W. Sammon, Chairman of the Board and Chief Executive Officer and Ronald J. Casciano, VP, C.F.O. & Treasurer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, to our knowledge, that:


     (1) The Report fully complies with the requirement of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.




John W. Sammon
----------------------
John W. Sammon
Chairman of the Board
and Chief Executive Officer
August 8, 2003


Ronald J. Casciano
----------------------
Ronald J. Casciano
VP, C.F.O. & Treasurer
Date: August 8, 2003