Form 10-Q
period 2003-09-30
PAR TECHNOLOGY CORP
filed 2003-11-14
CIK 708821

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q

     [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

   For the Quarter Ended September 30, 2003. Commission File Number 001-09720

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

     Indicate by check mark whether the registrant is an  accelerated  filer (as
defined in Rule 12b-2 of the Exchange Act). Yes  [  ]   No  [ X ]

     The number of shares outstanding of registrant's common stock, as of October 31, 2003 - 8,496,525 shares.

                           PAR TECHNOLOGY CORPORATION


                                TABLE OF CONTENTS
                                    FORM 10-Q


                                     PART 1
                              FINANCIAL INFORMATION


Item Number

 Item 1.     Interim Financial Statements (Unaudited)
             -  Consolidated Statements of Income for
                the three and nine months ended September 30, 2003 and 2002

             - Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2003 and 2002

             -  Consolidated Balance Sheets at
                September 30, 2003 and December 31, 2002

             -  Consolidated Statements of Cash Flows
                for the nine months ended September 30, 2003 and 2002

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

PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements

                   PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                     (In Thousands Except Per Share Amounts)
                                   (Unaudited)


                                           For the three months    For the nine months
                                            ended September 30,     ended September 30,
                                                       Restated                Restated
                                              2003       2002        2003        2002
                                           --------    --------    --------    --------
Net revenues:
     Product ...........................   $ 15,535    $ 13,159    $ 40,947    $ 43,733
     Service ...........................     10,104       9,222      27,207      27,666
     Contract ..........................     10,367       9,404      30,405      28,019
                                           --------    --------    --------    --------
                                             36,006      31,785      98,559      99,418
                                           --------    --------    --------    --------
Costs of sales:
     Product ...........................     10,219       8,661      26,809      29,635
     Service ...........................      8,380       7,296      22,789      22,669
     Contract ..........................      9,887       8,602      29,056      26,032
                                           --------    --------    --------    --------
                                             28,486      24,559      78,654      78,336
                                           --------    --------    --------    --------
           Gross margin ................      7,520       7,226      19,905      21,082
                                           --------    --------    --------    --------
Operating expenses:
     Selling, general and administrative      4,702       5,050      13,813      13,973
     Research and development ..........      1,418       1,225       3,839       3,992
                                           --------    --------    --------    --------
                                              6,120       6,275      17,652      17,965
                                           --------    --------    --------    --------
Operating income from
     continuing operations .............      1,400         951       2,253       3,117
Other income, net ......................         60         255         449         565
Interest expense .......................       (117)       (235)       (412)       (660)
                                           --------    --------    --------    --------
Income from continuing operations
  before provision for income taxes ....      1,343         971       2,290       3,022
Provision for income taxes .............       (485)       (245)       (825)       (762)
                                           --------    --------    --------    --------
Income from continuing operations ......        858         726       1,465       2,260
                                           --------    --------    --------    --------
Discontinued operations:
     Loss from operations of
        discontinued component .........        (71)     (1,329)       (180)     (2,446)
     Income tax benefit ................         26         335          65         617
                                           --------    --------    --------    --------
     Loss on discontinued operations ...        (45)       (994)       (115)     (1,829)
                                           --------    --------    --------    --------
Net income (loss) ......................   $    813    $   (268)   $  1,350    $    431
                                           ========    ========    ========    ========

                                    Continued

                   PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (Continued)
                     (In Thousands Except Per Share Amounts)
                                   (Unaudited)



                                           For the three months      For the nine months
                                            ended September 30,      ended September 30,
                                                       Restated                 Restated
                                            2003         2002         2003        2002
                                         ---------    ---------    ---------    ---------
Earnings per share:
Basic:
     Income from continuing operations   $    0.10    $    0.09    $    0.17    $    0.29
     Loss from discontinued operations   $   (0.01)   $   (0.13)   $   (0.01)   $   (0.23)
           Net income (loss) .........   $    0.10    $   (0.03)   $    0.16    $    0.05
Diluted:
     Income from continuing operations   $    0.10    $    0.09    $    0.17    $    0.28
     Loss from discontinued operations   $   (0.01)   $   (0.12)   $   (0.01)   $   (0.22)
           Net income (loss) .........   $    0.09    $   (0.03)   $    0.15    $    0.05
Weighted average shares outstanding
     Basic ...........................       8,446        7,901        8,414        7,891
                                         =========    =========    =========    =========
     Diluted .........................       8,889        8,328        8,810        8,216
                                         =========    =========    =========    =========



                   PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Loss)
                                 (In Thousands)
                                   (Unaudited)


                                           For the three months      For the nine months
                                            ended September 30,      ended September 30,
                                                       Restated                 Restated
                                            2003         2002         2003        2002
                                         ---------    ---------    ---------    ---------
Net income (loss) ....................   $  813       $ (268)      $   1,350    $     431
Other comprehensive income,
      net of tax:
     Foreign currency translation
      adjustments ....................        4           22            304           435
                                         ------       ------       --------     ---------
Comprehensive income (loss) ..........   $  817       $ (246)      $  1,654     $     866
                                         ======       ======       ========     =========




See notes to unaudited interim consolidated financial statements

                   PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       (In Thousands Except Share Amounts)
                                   (Unaudited)

                                                 September 30, December 31,
                                                      2003        2002
Assets                                           ------------  -----------
Current Assets:
     Cash ......................................   $  1,572    $    490
     Accounts receivable-net ...................     29,570      25,843
     Inventories-net ...........................     32,062      34,274
     Deferred income taxes - net ...............      5,796       5,766
     Other current assets ......................      2,301       2,638
     Total assets of discontinued operation ....         20          59
                                                   --------    --------
         Total current assets ..................     71,321      69,070

Property, plant and equipment - net ............      7,559       8,455
Deferred income taxes - net ....................      3,698       4,386
Other assets ...................................      2,978       3,211
                                                   --------    --------
                                                   $ 85,556    $ 85,122
                                                   ========    ========
Liabilities and Shareholders' Equity
Current Liabilities:
     Current portion of long-term debt .........   $     88    $     85
     Borrowings under lines-of-credit ..........     10,260       9,549
     Accounts payable ..........................      6,613       8,371
     Accrued salaries and benefits .............      5,063       4,615
     Accrued expenses ..........................      1,862       2,077
     Deferred service revenue ..................      6,191       6,704
     Total liabilities of discontinued operation        237         342
                                                   --------    --------
         Total current liabilities .............     30,314      31,743
                                                   --------    --------
Long-term debt .................................      2,114       2,181
                                                   --------    --------

Shareholders' Equity:
     Preferred stock, $.02 par value,
       1,000,000 shares authorized .............       --          --
     Common stock, $.02 par value,
       19,000,000 shares authorized;
       9,860,212 and 9,770,262 shares issued
       8,449,525 and 8,359,575 outstanding
         at September 30, 2003 and
         December 31, 2002, respectively .......        197         195
     Capital in excess of par value ............     29,200      28,926
     Retained earnings .........................     31,296      29,946
     Accumulated other comprehensive loss ......       (512)       (816)
     Treasury stock, at cost, 1,410,687 shares
         at September 30, 2003 and
         December 31, 2002, respectively .......     (7,053)     (7,053)
                                                   --------    --------
         Total shareholders' equity ............     53,128      51,198
                                                   --------    --------
                                                   $ 85,556    $ 85,122
                                                   ========    ========

See notes to unaudited interim consolidated financial statements

                   PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)


                                                            For the nine months
                                                             ended September 30,
                                                             -------------------
                                                                        Restated
                                                               2003       2002
                                                             -------   ---------
Cash flows from operating activities:
   Net income .............................................. $ 1,350   $    431
   Adjustments to reconcile net income to net
     cash provided by operating activities:
      Net loss from discontinued operations ................     115      1,829
      Depreciation and amortization ........................   2,077      2,176
      Provision for bad debts ..............................     691      1,241
      Provision for obsolete inventory .....................   1,937      1,728
      Deferred income taxes ................................     658       (476)
      Increase (decrease) from changes in:
        Accounts receivable ................................  (4,418)     8,980
        Inventories ........................................     275     (8,096)
        Income tax refund claims ...........................      --        554
        Other current assets ...............................     337         81
        Accounts payable ...................................  (1,758)    (4,597)
        Accrued salaries and benefits ......................     448       (117)
        Accrued expenses ...................................    (215)       558
        Deferred service revenue ...........................    (513)      (113)
                                                             -------    -------
         Net cash provided by continuing
          operating activities .............................     984      4,179
         Net cash used in discontinued operations ..........    (181)    (1,125)
                                                             -------    -------
         Net cash provided by operating activities .........     803      3,054
                                                             -------    -------
Cash flows from investing activities:
   Capital expenditures ....................................    (341)      (977)
   Capitalization of software costs ........................    (607)      (546)
                                                             -------    -------
         Net cash used in investing activities .............    (948)    (1,523)
                                                             -------    -------
Cash flows from financing activities:
   Net borrowings (payments) under line-of-credit agreements     711     (1,858)
   Payments on long-term debt obligations ..................     (64)       (44)
   Proceeds from the exercise of stock options .............     276         49
                                                             -------    -------
         Net cash provided (used) by
          financing activities .............................     923     (1,853)
                                                             -------    -------

                                    Continued

                   PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                                               (In Thousands)
                                                                 (Unaudited)



                                                            For the nine months
                                                             ended September 30,
                                                             -------------------
                                                                        Restated
                                                               2003       2002
                                                             -------   ---------

Effect of exchange rate changes on cash and
  cash equivalents .........................................     304        435
                                                              ------     ------
Net increase in cash and cash equivalents ..................   1,082        113
Cash and cash equivalents at
  beginning of year ........................................     490        879
                                                              ------     ------
Cash and cash equivalents at
  end of period ............................................  $1,572     $  992
                                                              ======     ======



Supplemental disclosures of cash flow information: Cash paid during the year for:
   Interest                                                   $  417     $  656
   Income taxes paid, net of refunds                             237         66





See notes to unaudited interim consolidated financial statements

                   PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
          NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. The statements for the three and nine months ended September 30, 2003 and 2002 are unaudited; in the opinion of the Company such unaudited statements include all adjustments (which comprise only normal recurring accruals) necessary for a fair presentation of the results for such periods. The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2003. The unaudited interim consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes for the years ended in December 31, 2002 and 2001 included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission.

2. As discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2002, the results for the three and nine months ended
     September 30, 2002 have been restated to reflect the change in the Company's revenue recognition policy.

3. During the third quarter of 2002, the Company decided to close down its unprofitable Industrial business unit, Ausable Solutions, Inc., following a trend of continuous losses. The overall downturn in the global economy and specifically the manufacturing and warehousing industries, coupled with the diminishing capital expenditures of the Company's industrial customers, prevented the Company from being profitable in this particular business segment. The decision to shut down this unit will allow the Company to focus on its two core businesses, Restaurant and Government. The Company believes that the decision to exit the industrial segment will not have a negative impact on the Company's continuing operations. The Company notes that its industrial business did not have common customers with its Restaurant and Government Contract businesses.

     A summary of net  revenues and pre-tax  operating  results and total assets
     and  liabilities  of   discontinued   operations  are  detailed  below  (in
     thousands):


                              For the three months  For the nine months
                              ended September 30,   ended September 30,
                              -------------------   ------------------
                                 2003      2002       2003       2002
                              --------   --------   -------    -------

Net revenues ..............   $  --      $   239    $    21    $ 1,366
Net loss from operations of
   discontinued component .   $   (45)   $  (994)   $  (115)   $(1,829)


                                                    September 30,
                                                        2003
                                                     (Unaudited)
                                                     -----------
      Discontinued Assets:
           Other current assets ..............         $   20
                                                       ======

      Discontinued Liabilities:
           Other current liabilities .........         $  237
                                                       ======

4. Inventories are primarily used in the manufacture and service of Restaurant products. The components of inventory, net of related reserves, consist of the following:

                                               (In Thousands)
                                               --------------

                                       September 30,     December 31,
                                           2003             2002
                                       ------------      ------------

Finished goods ..................        $ 8,396           $10,892
Work in process .................            986             1,700
Component parts .................          4,758             4,923
Service parts ...................         17,922            16,759
                                         -------           -------
                                         $32,062           $34,274
                                         =======           =======


     At September 30, 2003 and December 31, 2002, the Company had recorded reserves for shrinkage, excess and obsolete inventory of $4,011,000 and $4,094,000, respectively.

5. The Company's products are sold with a standard warranty for defects in material and workman-ship. The warranty offered by the Company ranges from sixty days to one year. The Company establishes an accrual for estimated warranty costs at the time revenue is recognized on the sale. This estimate is based on projected product reliability using historical performance data

     The changes in the product warranty liability for the nine months ended September 30, 2003 are summarized as follows: (in thousands)

                                                     Dollar Amount of
                                                        Liability
                                                      Debit/(Credit)
                                                      --------------

Balance at December 31, 2002 ..........................   $(560)
Accruals for warranties issued during the period ......    (753)
Settlements made (in cash or in kind) during the period     789
                                                          -----
Balance at September 30, 2003 .........................   $(524)
                                                          =====


6. The Company accounts for its stock-based compensation plan under the provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees". No compensation expense has been recognized in the accompanying financial statements relative to the Company's stock option plan. Pro forma information regarding net income and earnings per share is required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The Company granted 79,000 stock options in the nine months ended September 30, 2003 with a weighted average exercise price of $4.98 per share compared to 109,000 stock options granted in the nine months ended September 30, 2002 with a weighted average exercise price of $2.77 per share. The weighted average fair value of options granted in the nine months ended September 30, 2003 and September 30, 2002 was $1.52 and $1.10, respectively. The fair value of these options was estimated at the date of grant using a Black-Scholes options pricing model with the following weighted-average assumptions for 2003 and 2002 being as follows:

                                                    2003       2002
                                                  -------     -------

       Risk-free interest rate .............         2.0%        4.2%
       Dividend yield ......................        N/A         N/A
       Volatility factor ...................        43%         44%
       Weighted average expected life ......      5 Years     6 Years



     For purposes of the pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:


                                       For the three months  For the nine months
                                       ended September 30,   ended September 30,
                                       -------------------   -------------------
                                                  Restated              Restated
                                         2003       2002       2003       2002
                                       -------    -------    --------   --------

       Net income (loss)               $   813     $  (268)   $  1,350   $  431
       Compensation (expense) benefit      (32)         30         (88)      88
                                       -------     -------    --------   ------
       Proforma net income (loss)      $   781     $  (238)   $  1,262   $  519
                                       =======     =======    ========   ======

    Earnings per share:
       As reported    --   Basic       $   .10     $  (.03)    $   .16   $  .05
                      --   Diluted     $   .09     $  (.03)    $   .15   $  .05

       Proforma       --   Basic       $   .09     $  (.03)    $   .15   $  .07
                      --   Diluted     $   .09     $  (.03)    $   .14   $  .06


7. In December 2002, the Emerging Issues Task Force (EIFT) issued EITF 00-21, Revenue Arrangements with Multiple Deliveries (EITF 00-21). EITF 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. It also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in an arrangement. EITF 00-21 does not apply to deliverables in arrangements to the extent the accounting for such deliverables is within the scope of other existing higher-level authoritative accounting literature. EITF 00-21 is effective for revenue arrangements entered into beginning after July 1, 2003. The adoption of EITF 00-21 did not have an impact on the interim unaudited consolidated financial statements and the Company does not anticipate that the adoption of EITF 00-21 will have any near term impact on the interim unaudited consolidated financial statements.

     In January 2003, the FASB issued Interpretation No. 46, Consolidated of Variable Interest Entities (FIN 46). FIN 46 provides guidance for identifying a controlling interest in a Variance Interest Entity (VIE) established by means other than voting interests. FIN 46 also requires consolidation of a VIE by an enterprise that holds such controlling interest. The Company is required to adopt the provisions of FIN 46 for any variable interest entity created prior to February 1, 2003, by the end of the current fiscal year. Based on our review of FIN 46, the Company does not have any interest qualifying as VIE's and does not anticipate that the provisions of FIN 46 will have any near term impact on the interim unaudited consolidated financial statements.

     In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is generally effective for contracts entered into our modified after June 30, 2003. The adoption of SFAS No. 149 did not have an impact on the Company's interim unaudited consolidated financial statements. The Company does not expect the adoption of SFAS No. 149 to have a significant impact on the Company's future results of operations or financial condition.

     In May, 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS No. 150). SFAS No. 150 established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity, SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective beginning in the third quarter of 2003. The adoption of SFAS No. 150 did not have an impact on the interim unaudited consolidated financial statements and the Company does not anticipate SFAS No. 150 will have any near term impact on the interim unaudited consolidated financial statements.

8. The Company's reportable segments are strategic business units that have separate management teams and infrastructures that offer different products and services.

     The Company has two reportable segments, Restaurant and Government. The Restaurant Segment offers integrated solutions to the restaurant industry. These offerings include hardware and software applications utilized at the point-of-sale, back-of-store and corporate office. This segment also offers customer support, including field service, installation, twenty-four hour telephone support and depot repair. The Government segment performs research related to advanced technology computer software systems primarily for military and intelligence agency applications. It provides services for operating and maintaining certain U.S. Government-owned communication and test sites, and for planning, executing and evaluating experiments involving new or advanced radar systems. It is also involved in developing technology to track mobile chassis. As discussed in Note 3, the Company discontinued its Industrial segment in the third quarter of 2002. Inter-segment sales and transfers are not material.

     Information as to the Company's operations in its segments is set forth below (in thousands):

                                 For the three months    For the nine months
                                  ended September 30,     ended September 30,
                                 --------------------    --------------------
                                             Restated                Restated
                                    2003       2002        2003        2002
                                 --------    --------    --------    --------
Revenues:
     Restaurant ..............   $ 25,639    $ 22,381    $ 68,154    $ 71,399
     Government ..............     10,367       9,404      30,405      28,019
                                 --------    --------    --------    --------
           Total .............   $ 36,006    $ 31,785    $ 98,559    $ 99,418
                                 ========    ========    ========    ========
Operating income (loss) from
   continuing operations:
     Restaurant ..............   $  1,272    $    219    $  1,450    $  1,260
     Government ..............        475         732       1,280       1,882
     Corporate ...............       (347)       --          (477)        (25)
                                 --------    --------    --------    --------
                                    1,400         951       2,253       3,117
Other income, net ............         60         255         449         565
Interest expense .............       (117)       (235)       (412)       (660)
                                 --------    --------    --------    --------
Income before provision
   for income taxes ..........   $  1,343    $    971    $  2,290    $  3,022
                                 ========    ========    ========    ========
Depreciation and amortization:
     Restaurant ..............   $    573    $    538    $  1,657    $  1,701
     Government ..............         87          22         153          76
     Corporate ...............         52         163         267         399
                                 --------    --------    --------    --------
           Total .............   $    712    $    723    $  2,077    $  2,176
                                 ========    ========    ========    ========
Capital expenditures:
     Restaurant ..............   $     99    $    356    $    121    $    784
     Government ..............         46        --            50          35
     Corporate ...............        102          43         170         158
                                 --------    --------    --------    --------
           Total .............   $    247    $    399    $    341    $    977
                                 ========    ========    ========    ========


     The following table presents revenues (in thousands) by geographic area based on the location of the use of the product or services:


                                 For the three months    For the nine months
                                  ended September 30,     ended September 30,
                                 --------------------    --------------------
                                             Restated                Restated
                                    2003       2002        2003        2002
                                 --------    --------    --------    --------

United States ................   $ 32,014    $ 28,179    $ 88,207    $ 88,958
Other Countries ..............      3,992       3,606      10,352      10,460
                                  -------    --------    --------    --------
      Total ..................   $ 36,006    $ 31,785    $ 98,559    $ 99,418
                                 ========    ========    ========    ========

                                         September 30,    December 31,
                                            2003             2002
                                          --------         --------
   Identifiable assets:
     Restaurant ...............           $ 72,280         $ 71,725
     Government ...............              6,898            6,568
     Industrial ...............                 20               59
     Other ....................              6,358            6,770
                                          --------         --------
           Total ..............           $ 85,556         $ 85,122
                                          ========         ========


     The following table presents (in thousands) property by geographic area based on the location of the asset:

                                         September 30,   December 31,
                                             2003            2002
                                          ---------       ----------

     United States ............           $ 78,983         $ 75,640
Other Countries ...............              6,573            9,482
                                          --------         --------
       Total ..................           $ 85,556         $ 85,122
                                          ========         ========


     Customers comprising 10% or more of the Company's total revenues (in thousands) are summarized as follows:


                                     For the three months    For the nine months
                                      ended September 30,    ended September 30,
                                      -------------------    -------------------
                                                 Restated               Restated
                                        2003       2002         2003      2002
                                       ------     ------       ------    ------

Restaurant Segment:
     McDonald's Corporation .........    26%         33%         25%         29%
     YUM! Brands, Inc. ..............    28%         24%         23%         22%
Government Segment:
     Department of Defense ..........    29%         30%         31%         28%
All Others ..........................    17%         13%         21%         21%
                                        ---         ---         ---         ---
                                        100%        100%        100%        100%
                                        ===         ===         ===          ===

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statement

     This document contains forward-looking statements. Any statements in this document that do not describe historical facts are forward-looking statements. Forward-looking statements in this release (including forward-looking statements regarding future sales to McDonald's restaurants, the impact of current world events on our results of operation, the effects of inflation on our margins and the effects of interest rate and foreign currency fluctuations on our results of operations.) are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements involve risks and uncertainties, including without limitation, further delays in new product introduction; risks in technology development and commercialization; risks in product development and market acceptance of, and demand for, the Company's products; risks associated with government contracts; risks of downturns in economic conditions generally, and in the quick service sector of the restaurant market specifically; risks associated with foreign sales and high customer concentration; risks associated with competition and competitive pricing pressures; and other risks detailed in the Company's filings with the Securities and Exchange Commission. Any forward-looking statements should be considered in light of all of these factors.

     The following discussion and analysis highlights items having a significant effect on operations during the quarter and nine months ended September 30, 2003. It may not be indicative of future operations or earnings. It should be read in conjunction with the Interim Unaudited Consolidated Financial Statements and Notes thereto and other financial and statistical information appearing elsewhere in this report.

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002


     The Company reported revenues of $36.0 million for the quarter ended September 30, 2003, an increase of 13% from the $31.8 million reported for the corresponding period in 2002. Income from continuing operations for the three months ended September 30, 2003 was $858,000, an 18% increase from the $726,000 earned in the corresponding period in 2002. The Company reported diluted net income per share from continuing operations for the three months ended September 30, 2003 of $.10, an 11% increase from the $.09 reported for the same period a year earlier. Basic net income per share from continuing operations for the three months ended September 30, 2003 was $.10 compared to $.09 for the corresponding period in 2002. The Company's net income for the quarter ended September 30, 2003 was $813,000, or $.09 diluted net income per share, compared to a net loss of $268,000 and $.03 loss per diluted share for the same period in 2002.

     Product revenues from the Company's Restaurant segment were $15.5 million for the three months ended September 30, 2003, an increase of 18% from the $13.2 million recorded in the corresponding period in 2002. The primary reason for this increase was a 35% growth in sales to YUM! Brands as a result of the Company being recently selected as this customer's primary supplier of Restaurant systems to KFC Corporate stores. Additionally, sales to Chick-fil-A contributed to the growth in sales as the Company was also selected as the major supplier to this restaurant enterprise.

     Customer service revenues are also generated by the Company's Restaurant segment. The Company's service offerings include installation, training, twenty-four hour help desk support and various field and on-site service options. Customer service revenues were $10.1 million in the third quarter of the 2003 fiscal year, an increase of 10% from $9.2 million in the corresponding period in 2002. This increase was primarily due to a $963,000 rise in installation revenue associated with new system installations in the quarter ended September 30, 2003 compared to the same period in 2002. This was partially offset by a minor decline in other service areas.

     Contract revenues from the Company's Government segment were $10.4 million for the quarter ended September 30, 2003, an increase of 10% when compared to the $9.4 million recorded in the same period in 2002. This increase primarily resulted from a 19% increase in information technology outsourcing revenue for contracts for facility operations at strategic U.S. Department of Defense Telecommunication sites across the globe. These outsourcing operations provided by the Company directly support U.S. Navy, Army and Air Force operations as they seek to convert their military information technology communications facilities into contractor-run operations. Also contributing to this growth was a 75% increase in revenue from research contracts involving Imagery Information Technology. This was partially offset by a 95% decline in the Company's Logistics Management Program, due to lack of funding from the government. The program which involves the tracking of mobile chassis under the Company's Cargo*Mate(TM) contracts. The Company anticipates new funding from the government in 2004.

     Product margins for the quarter ended September 30, 2003 were 34.2%, unchanged from the same period in 2002. Consistent with the trend experienced in the first half of 2003, margins benefited from higher software content in product sales in the third quarter of 2003 when compared to 2002. This was offset by lower absorption of fixed manufacturing costs due to reduced production volume in 2003.

     Customer service margins were 17.1% for the quarter ended September 30, 2003 compared to 20.9% for the same period in 2002. This decline in service margin is attributed to a lower cost per call on certain service contracts in 2002 when compared to 2003. The decline is also the result of start up expenses in 2003 related to a new call center program with a customer. The margin decline was partially offset by improved efficiencies in the Company's depot repair and installation operations.

     Contract margins were 4.6% for the quarter ended September 30, 2003 versus 8.5% for the same period in 2002. In the third quarter of 2002, the Company recognized additional profit on certain fixed price contracts that were completed in the period. This profit was the result of incurring lower costs at the completion of the job than previously estimated. The significant components of contract costs in the third quarter of 2003 were 69% for labor and fringe benefits, 7% for supplies, and 2% for subcontract costs. For the same period in 2002, these costs were 67%, 6%, and 5%, respectively of contract costs. The balance of contract costs for 2003 and 2002 included consulting, facilities, communications and corporate overhead costs. Margins on the Company's government contract business historically run between 5% and 6%.

     Selling, general and administrative expenses are virtually all related to the Company's Restaurant segment. Selling, general and administrative expenses for the third quarter of 2003 were $4.7 million, a decline of 7% from the $5.0 million expended in the third quarter of 2002. The decline was due to a reduction in selling expenses as a result of improved efficiencies and a reduced provision for doubtful accounts. This was partially offset by minor increases in benefit costs and legal and accounting fees.

     Research and development expenses relate primarily to the Company's Restaurant segment. However for the third quarter of 2003, 23% of these expenses related to the Company's Logistics Management Program (Cargo*Mate(TM)). Research and development expenses were $1.4 million for the quarter ended September 30, 2003, an increase of 16% from the $1.2 million recorded for the same period in 2002. This increase resulted from the Company's investment in its Cargo*Mate(TM) Program. The Company is investing in this technology during a temporary funding hiatus from the U.S. Government. This was partially offset by a small reduction in the development staff as a result of certain efficiency improvements.

     Interest expense represents interest charged on the Company's short-term borrowing requirements from banks and from long-term debt. Interest expense declined 50% to $117,000 for the quarter ended September 30, 2003 as compared to the corresponding period in the prior year due to a reduced interest rate and lower average amount outstanding in the third quarter of 2003 compared to the third quarter of 2002.

     For the quarter ended September 30, 2003, the Company's effective tax rate was 36.1%, compared to 25.2% in the third quarter of 2002. The variance from the statutory rate in 2002 was due to the extraterritorial income exclusion and an adjustment to prior year's accruals. This adjustment was due to the favorable completion of United States federal tax audits through the year 2000. The adjustment was offset by a $329,000 valuation allowance recorded in the third quarter of 2002 against certain foreign tax credits, due to the fact that the Company anticipates these foreign tax credits will expire prior to utilization.

     For the quarter ended September 30, 2003, the Company recorded an after tax loss of $45,000 and $994,000 in the third quarter of 2002 from the discontinued operation of its Industrial segment. In 2002, the Company decided to close down its unprofitable Industrial business unit, Ausable Solutions, Inc., due to substantial continuing losses, an inability to penetrate the market and a long sales cycle. The overall downturn in a global economy and specifically the manufacturing and warehousing industries, coupled with the diminishing capital expenditures of the Company's industrial customers, prevented the Company from being profitable in this particular business segment. As a result, the Company concluded that it would be prudent to take decisive action and return the Company's focus to its core businesses of hospitality technology and government services and research and development. The Company believes that the decision to exit the industrial segment will not have a negative impact on the Company's continuing operations. The Company notes that its industrial business did not have common customers with its Restaurant or Government Contract businesses.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

     The Company reported revenues of $98.6 million for the nine months ended September 30, 2003, a decrease of 1% from the $99.4 million reported in the corresponding period in 2002. Additionally, for the nine months ended September 30, 2003, income from continuing operations was $1.5 million, a 35% decrease from the $2.3 million earned in the corresponding period in 2002. During the same period, the Company reported diluted net income per share from continuing operations of $.17, compared to $.28 reported for the corresponding period in the prior year. The Company's net income for the nine months ended September 30, 2003 was $1.4 million, or $.15 diluted net income per share, compared to net income of $431,000 and $.05 per diluted share for the corresponding period in 2002.

     Product revenues from the Company's Restaurant segment were $40.9 million for the nine months ended September 30, 2003, a decrease of 6% from the $43.7 million recorded in the corresponding period in 2002. This decline was primarily due to reduced sales to McDonald's and YUM! Brands, Inc. McDonald's sales were down 22%, which is attributed to a slowdown in the first half of 2003 in capital expenditures by franchisees while McDonald's Corporate Management reviewed its strategic options relating to the upgrading of franchise stores. Recently, the Company has witnessed a more positive trend in sales to McDonald's with quarter to quarter sequential growth, and expects this positive trend to continue as McDonald's Corporate Management is now implementing the recovery and operating plans it developed for both their corporate and franchisee restaurants. Although benefiting from the new business with Corporate KFC restaurants, sales to YUM! Brands declined 7% for the nine months ended September 30, 2003 as compared to the corresponding period in the prior year, due primarily to a significant sale to the largest KFC franchisee in 2002. The Company also recorded large sales to Boston Market and Carnival Cruise Lines in the first nine months of 2002. Also offsetting some of the declines were increased sales to several new and existing customers, including Loew's Cineplex, Rare Hospitality, CKE, Chick-fil-A and Bojangles.

     The Company's Restaurant segment also generates service revenues from its various service offerings, which include installation, training, twenty-four hour help desk support and various field and on-site service options. Customer service revenues were $27.2 million for the nine months ended September 30, 2003, a decrease of 2% from the $27.7 million recorded in the corresponding period of 2002. This decline was caused primarily by a 12% reduction in installation revenue associated with fewer new system installs in the first nine months of 2003 compared to the same period in 2002. This decrease was partially offset by an 8% increase in call center revenue.

     Contract revenues from the Company's Government segment were $30.4 million for the nine months ended September 30, 2003, an increase of 9% when compared to the $28.0 million recorded in the corresponding period in 2002. This increase primarily resulted from 26% increase in information technology outsourcing revenue for contracts for facility operations at strategic U.S. Department of Defense Telecommunication sites across the globe. These outsourcing operations provided by the Company directly support U.S. Navy, Army and Air Force operations as they seek to convert their military information technology communications facilities into contractor-run operations. Also contributing to this growth was a 63% increase in revenue from research contracts involving Imagery Information Technology. This was partially offset by a 57% decline in funding for the Company's Logistics Management Program, which involves the tracking of mobile chassis under the Company's Cargo*Mate(TM) contracts. The Company anticipates new funding in 2004.

     Product margins were 34.5% for the nine months ended September 30, 2003 compared to 32.2% for the corresponding period in 2002. This improvement was due to higher software content in product sales for 2003 when compared to 2002. This was partially offset by lower absorption of fixed manufacturing costs due to lower production volume in the first nine months of 2003.

     Customer service margins were 16.2% for the nine months ended September 30, 2003 compared to 18.1% for the corresponding period in 2002. This decline can be attributed to a decrease in utilization of the Company's installation team resulting from fewer installation requirements in 2003 compared to 2002. The decline is also due to the start up expenses relating to a new call center program with a customer.

     Contract margins were 4.4% for the nine months ended September 30, 2003 versus 7.1% for the corresponding period in 2002. In 2002, the Company recognized additional profit due to cost underruns on certain fixed price contracts that were completed in the period. The Company's fixed price contracts generally span multiple years, sometimes extending for as long as four to five years. The Company sometimes recognizes an additional profit on these fixed price contracts as the Company nears completion of the contract when the Company determines that its contract expenditures will be less than it had previously estimated. In 2002, the primary reason for cost underruns was lower than anticipated overhead rates. In this instance, during 2002, the Company won several new contracts that resulted in an increase in the base of direct labor and a corresponding decline in the Company's overhead rates. Also, during 2002, the Company realized a higher than expected profit margin on some of its fixed price information technology outsourcing contracts, as a result of incurring lower costs at the completion of the contract than originally estimated.

     The significant components of contract costs for the nine months ended September 30,2003 were 72% for labor and fringe benefits, 6% for supplies, and 2% for subcontract costs. For the corresponding period in 2002, these costs were 67%, 7% and 5%, respectively, of contract costs. The balance of contract costs for the applicable periods of 2003 and 2002 included consulting, facilities, communications and corporate overhead costs.

     Selling, general and administrative expenses are virtually all related to the Company's Restaurant segment. Selling, general and administrative expenses were $13.8 million for the nine months ended September 30, 2003 versus $14.0 million for the corresponding period in 2002, a decrease of 1%. The decline was due to a reduction in selling expenses as a result of improved efficiencies and a reduced provision for doubtful accounts. This was partially offset by increases in benefit costs and legal and accounting fees.

     Research and development expenses typically relate to the Company's Restaurant segment. However for the nine-month period ended September 30, 2003, 12% of these expenses related to the Company's Logistics Management Program (Cargo*Mate(TM)). Research and development expenses were $3.8 million for the first three quarters of 2003, a decrease of 4% from the $4 million recorded for the corresponding period in 2002. This decrease was due to a small reduction in the development staff as a result of certain efficiency improvements. This decline was partially offset by the Company's investment in its Cargo*Mate(TM) Program.

     Interest expense represents interest charged on the Company's short-term borrowing requirements from banks and from long-term debt. Interest expense declined 38% to $412,000 for the first three quarters of 2003 due to a reduced interest rate and lower average amount outstanding when compared to the corresponding period in 2002.

     For the nine months ended September 30, 2003, the Company's effective tax rate was 36%, compared to 25.2% in the corresponding period 2002. The variance from the statutory rate in 2002 was due to the extraterritorial income exclusion and an adjustment to prior year's accruals. This adjustment was due to the favorable completion of federal tax audits through the year 2000. These items were partially offset by a $329,000 valuation allowance recorded in 2002 against certain foreign tax credits, due to the fact that the Company anticipates these foreign tax credits will expire prior to utilization.

     The Company recorded an after tax loss of $115,000 for the first three quarters of 2003 and $1.8 million for the first three quarters of 2002 from the discontinued operation of its Industrial segment. As noted above, in 2002, the Company decided to close down its unprofitable Industrial business unit, Ausable Solutions, Inc., following a trend of continuous losses.

Liquidity and Capital Resources

     The Company's primary source of liquidity has been from cash flow from operations and lines of credit with various banks. Cash provided by continuing operations was $984,000 in the first three quarters of 2003 compared to $4 million in the first three quarters of 2002. In the first three quarters of 2003, cash flow was generated primarily by operating profits. This was partially offset by an increase in accounts receivable due to the revenue growth experienced in the third quarter of 2003 and an increase in payments to vendors. In the first three quarters of 2002, cash flow benefited from a reduction in accounts receivable and the operating profits for the period. The Company was able to improve its ability to collect trade receivables by adding staff and by implementing more stringent collection procedures. This was partially offset by an increase in customer service inventory requirements to support the Company's current product line and expanded customer base.

     Cash used in investing activities was $948,000 for the nine months ended September 30, 2003 versus $1.5 million for the nine months ended September 30, 2002. During this period in 2003, capital expenditures were $341,000, primarily for improvements to the Company's headquarters facility, internal use software and upgrades to the Company's service facility. Capitalized software costs relating to software development of restaurant products were $607,000 during this period in 2003. For the first three quarters of 2002, capital expenditures were $977,000 and were primarily for improvements to the Company's headquarters facility, for costs related to vehicles used in support of certain government contracts, and for normal operational needs in the Restaurant segment, including internal use software and a phone system upgrade. Capitalized software costs were $546,000 during this period in 2002.

     Cash provided by financing activities was $923,000 for the first three quarters of 2003 compared to cash used of $1.9 million in the corresponding period of 2002. During this period, in 2003, the Company increased its short-term bank borrowings by $714,000 and received $276,000 from the exercise of employee stock options. During the corresponding period in 2002, the Company reduced its short-term bank borrowings by $1.9 million, and received $49,000 from the exercise of employee stock options.

     The Company has an aggregate of $20 million in bank lines of credit. One line totaling $12,500,000 bears interest at the prime rate (4% at September 30,
2003) and is subject to loan covenants. These covenants include a debt to tangible net worth ratio of 1 to 1; working capital of at least $25 million; and a debt coverage ratio of 4 to 1. The Company was in compliance with these covenants  as of  September  30,  2003.  The  availability  of this  facility is determined based on the amount of certain receivables and inventory. Specifically, the total amount of credit available under this facility at a given time is based on (a) 80% of the Company's accounts receivable under 91 days outstanding attributable to the Company's Restaurant segment and (2) 40% of the Company's inventory, excluding work in progress. This line expires on April 30, 2005. The remaining line of $7,500,000 also bears interest at the prime rate. Both lines are collateralized by certain accounts receivable and inventory. On October 31, 2003, the bank line for $7,500,000 was renewed for two years. This new facility allows the Company, at its option, to borrow funds at the LIBOR rate plus the applicable interest rate spread or at the bank's prime lending rate (4% at September 30, 2003). This new facility contains certain loan covenants including a leverage ratio of not greater than 4 to 1 and a fixed charge coverage ratio of not less than 4 to 1. At September 30, 2003, an aggregate of $10,260,000 was outstanding and an aggregate of $9,740,000 was available under these lines.

     Over the next twelve months, the Company has anticipated capital requirements and non-cancelable lease commitments that are expected to be less than $2 million in the aggregate. The Company does not usually enter into long term contracts with its major restaurant customers. The Company commits to purchasing inventory from its suppliers based on a combination of internal forecasts and the actual orders from customers. This process, along with good relations with suppliers, minimizes the working capital investment required by the Company. While the Company lists two major customers, McDonald's and Yum!Brands, it sells to hundreds of individual franchisees of these corporations, each of which is individually responsible for its own debts. These broadly-made sales substantially reduce the impact on the Company's liquidity if one individual franchisee reduces the volume of its purchases from the Company in a given year. The Company, based on internal forecasts, believes its existing cash, line of credit facilities and its anticipated operating cash flow will be sufficient to meet its cash requirements through at least the next twelve months. However, the Company may be required, or could elect, to seek additional funding prior to that time. The Company's future capital requirements will depend on many factors, including its rate of revenue growth, the timing and extent of spending to support product development efforts, expansion of sales and marketing, the timing of introductions of new products and enhancements to existing products, and market acceptance of its products. The Company cannot assure that additional equity or debt financing will be available on acceptable terms or at all. The Company's sources of liquidity beyond twelve months, in management's opinion, will be its cash balances on hand at that time, funds provided by operations and whatever long-term credit facilities it can arrange.

Critical Accounting Policies

     The Company's consolidated financial statements are based on the application of accounting principles generally accepted in the United States of America (GAAP). GAAP requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. The Company believes its use of estimates and underlying accounting assumptions adhere to GAAP and are consistently applied. Valuations based on estimates are reviewed for reasonableness and adequacy on a consistent basis throughout the Company. Primary areas where financial information of the Company is subject to the use of estimates, assumptions and the application of judgment include revenues, receivables, inventories, intangible assets and taxes.

     Revenue Recognition Policy

     The Company recognizes revenue generated by the Restaurant segment using the guidance from SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" and the AICPA Statement of Position (SOP) 97-2, "Software Revenue Recognition," and other applicable revenue recognition guidance and interpretations. Product revenue in the Restaurant segment is generated from sales of the Company's standard Point-of-Sale systems. When the Company installs its restaurant systems (which primarily includes hardware or hardware and software) on behalf of its customers, the Company recognizes revenue from the sale of its restaurant systems upon delivery to the customer's site. For restaurant systems that are self-installed by the customer or an unrelated third party and for component sales or supplies, the Company recognizes revenue at the time of shipment. In addition to product sales, the Company may provide installation and training services, and also offers maintenance contracts to its customers. Installation and training service revenues are recognized as the services are performed. The Company's other service revenues in the Restaurant segment, consisting of support, field and depot repair, are provided to customers either on a time and materials basis or under its maintenance contracts. Services provided on a time and materials basis are recognized as the services are performed. Service revenues from maintenance contracts are deferred when billed and recognized ratably over the related contract period.

     The Company recognizes revenue in its Government segment using the guidance from SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." The Company's contract revenues generated by the Government segment result primarily from contract services performed for the United States Government under a variety of costs-plus fixed fee, time-and-material and fixed-price contracts. Revenue on cost-plus fixed fee contracts is recognized based on allowable costs for labor hours delivered, as well as other allowable costs plus the applicable fee. Revenue on time and material contracts is recognized by multiplying the number of direct labor-hours delivered in the performance of the contract by the contract billing rates and adding other direct costs as incurred. Revenue for fixed price contracts is recognized as earned based upon the measure of cost output, which is primarily hours delivered. The Company's obligation under these contracts is simply to provide labor hours to conduct research or to staff facilities with no other deliverables or performance obligations. Anticipated losses on all contracts are recorded in full when identified. Unbilled accounts receivable are stated in the Company's financial statements at their estimated realizable value. Contract costs, including indirect expenses, are subject to audit and adjustment through negotiations between the Company and government representatives.

     Receivables

     Allowances for doubtful accounts are based on estimates of probable losses related to accounts receivable balances. The establishment of allowances requires the use of judgment and assumptions regarding probable losses on receivable balances.

     Inventories

     The Company's inventories are valued at the lower of cost or market. The Company uses certain estimates and judgments and considers several factors including product demand and changes in technology to provide for excess and obsolescence reserves to properly value inventory.

     Intangible Assets and Taxes

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

     Taxes

     The Company has significant amounts of deferred tax assets that are reviewed for recoverability and valued accordingly. These assets are evaluated by using estimates of future taxable income streams and the impact of tax planning strategies. Valuations related to tax accruals and assets can be impacted by changes to tax codes, changes in statutory tax rates and the Company's estimates of its future taxable income levels.

Factors That Could Affect Future Results

A DECLINE IN THE VOLUME OF PURCHASES MADE BY ANY ONE OF OUR MAJOR CUSTOMERS WOULD MATERIALLY ADVERSELY AFFECT OUR BUSINESS.

     A small number of customers has historically accounted for a majority of our net revenues in any given fiscal period. For the fiscal years ended December 31, 2002, 2001 and 2000, aggregate sales to our top two Restaurant segment customers, McDonald's and Yum!Brands, amounted to 51%, 51% and 56%, respectively, of net revenues. For the nine months ended September 30, 2003 and 2002 sales to these customers were 48% and 51%, respectively, of net revenues. Most customers are not obligated to make any minimum level of future purchases from us or to provide us with binding forecasts of product purchases for any future period. In addition, major customers may elect to delay or otherwise change the timing of orders in a manner that could adversely effect quarterly and annual results of operations. There can be no assurance that our current customers will continue to place orders with us, or that we will be able to obtain orders from new customers.

AN INABILITY TO PRODUCE NEW PRODUCTS THAT KEEP PACE WITH TECHNOLOGICAL DEVELOPMENTS AND CHANGING MARKET CONDITIONS COULD RESULT IN A LOSS OF MARKET SHARE.

     The products we sell are subject to rapid and continual technological change. The products that are available from our competitors have increasingly offered a wider range of features and capabilities. We believe that in order to compete effectively we must provide compatible systems incorporating new technologies at competitive prices. There can be no assurance that we will be able to continue funding research and development at levels sufficient to enhance our current product offerings, or will be able to develop and introduce on a timely basis new products that keep pace with technological developments and emerging industry standards and address the evolving needs of customers. There can also be no assurance that we will not experience difficulties that will result in delaying or preventing the successful development, introduction and marketing of new products in our existing markets, or that our new products and product enhancements will adequately meet the requirements of the marketplace or achieve any significant degree of market acceptance. Likewise, there can be no assurance as to the acceptance of our products in new markets, nor can there be any assurance as to the success of our penetration of these markets, or to the revenue or profit margins with respect to these products. If any of our competitors were to introduce superior software products at competitive prices, or if our software products no longer met the needs of the marketplace due to technological developments and emerging industry standards, our software products may no longer retain any significant market share. If this were to occur, we could be required to record a charge against capitalized software costs, which amount to $1.9 million as of September 30, 2003.

WE GENERATE MUCH OF OUR REVENUE FROM THE QUICK SERVICE RESTAURANT INDUSTRY AND THEREFORE ARE SUBJECT TO DECREASED REVENUES IN THE EVENT OF A DOWNTURN EITHER IN THAT INDUSTRY OR IN THE ECONOMY AS A WHOLE.

     For the nine months ended September 30, 2003 and 2002, we derived 69% and 72%, respectively, of our net revenues from the restaurant industry, primarily Quick Service Restaurant (QSR) industry. Consequently, our restaurant technology product sales are dependent in large part on the health of the QSR industry, which in turn is dependent on the domestic and international economy, as well as factors such as consumer buying preferences and weather conditions. Instabilities or downturns in the restaurant market could disproportionately impact our revenues, as clients may either exit the industry or delay, cancel or reduce planned expenditures for our products. Although we believe we can assist the QSR sector of the restaurant industry in a competitive environment, given the cyclical nature of that industry, there can be no assurance that our profitability and growth will continue.

WE DERIVE A PORTION OF OUR REVENUE FROM GOVERNMENT CONTRACTS, WHICH CONTAIN PROVISIONS UNIQUE TO PUBLIC SECTOR CUSTOMERS, INCLUDING THE GOVERNMENT'S RIGHT TO MODIFY OR TERMINATE THESE CONTRACTS AT ANY TIME.

     For the fiscal years ended December 31, 2002, 2001 and 2000, we derived 28%, 27% and 25%, respectively, of our net revenues from contracts to provide technical products and services to United States government agencies and defense contractors. For the nine months ended September 30, 2003 and 2002 revenues from such contracts were 31% and 28%, respectively, of net revenues. Contracts with United States government agencies typically provide that such contracts are terminable at the convenience of the government. If the government terminated a contract on this basis, we would be entitled to receive payment for our allowable costs and, in general, a proportionate share of our fee or profit for work actually performed. Most U.S. government contracts are also subject to modification or termination in the event of changes in funding. As such, we may perform work prior to formal authorization, or the contract prices may be adjusted for increased work scope or change orders. Termination or modification of a substantial number of our U.S. government contracts could have a material adverse effect on our business, financial condition and results of operations.

     We perform work for the United States government pursuant to firm fixed-price, cost-plus fixed fee, time-and-material, and incentive-type prime contracts and subcontracts. The majority of our government contracts are either firm fixed-price or cost-plus fixed fee contracts. Approximately 66% of the revenue that we derived from government contracts for the nine months ended September 30, 2003 came from firm fixed-price or time-and-material contracts. The balance of the revenue that we derived from government contracts in 2003 primarily came from cost-plus fixed fee contracts. Most of our contracts are for one-year to five-year terms, and all of the revenue that we derive from government contracts is derived from funded contracts.

     While firm fixed-price contracts allow us to benefit from cost savings, they also expose us to the risk of cost overruns. If the initial estimates we use for calculating the contract price are incorrect, we can incur losses on those contracts. In addition, some of our governmental contracts have provisions relating to cost controls and audit rights and, if we fail to meet the terms specified in those contracts, then we may not realize their full benefits. Our ability to manage costs on these contracts may effect our financial condition. Lower earnings caused by cost overruns would have an adverse effect on our financial results.

     Under time and materials contracts, we are paid for labor at negotiated hourly billing rates and for certain expenses. Under cost-plus fixed fee contracts, we are reimbursed for allowable costs and paid a fixed fee. However, if our costs under either type of contract exceed the contract ceiling or are not allowable under the provisions of the contract or applicable regulations, we may not be able to obtain reimbursement for all of our costs.

     Under each type of contract, if we are unable to control costs we incur in performing under the contract, our financial condition and operating results could be materially adversely affected. Cost over-runs also may adversely affect our ability to sustain existing programs and obtain future contract awards.

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

     For the years ended December 31, 2002, 2001 and 2000, our net revenues from sales outside the United States were 11%, 14% and 19%, respectively, of the Company's net revenues. For the nine months ended September 30, 2003 and 2002 sales outside the United States were 11% of the Company's net revenues. We anticipate that international sales will continue to account for a significant portion of sales. We intend to continue to expand our operations outside the United States and to enter additional international markets, which will require significant management attention and financial resources. Our operating results are subject to the risks inherent in international sales, including, but not limited to, regulatory requirements, political and economic changes and disruptions, geopolitical disputes and war, transportation delays, difficulties in staffing and managing foreign sales operations, and potentially adverse tax consequences. In addition, fluctuations in exchange rates may render our products less competitive relative to local product offerings, or could result in foreign exchange losses, depending upon the currency in which we sell our products. There can be no assurance that these factors will not have a material adverse effect on our future international sales and, consequently, on our operating results.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

INFLATION

     Inflation had little effect on revenues and related costs during the third quarter of 2003. Management anticipates that margins will be maintained at acceptable levels to minimize the effects of inflation, if any.

INTEREST RATES

     As of September 30, 2003, the Company has $2.1 million in variable long-term debt and $10.3 million in variable short-term debt. The Company believes that adverse change in interest rates of 100 basis points would not have a material impact on our business, financial conditions, results of operations or cash flows.

FOREIGN CURRENCY

     The Company's primary exposures relate to certain non-dollar denominated sales and operating expenses in Europe and Asia. These primary currencies are the Euro, the Australian dollar and the Singapore dollar. Management believes that foreign currency fluctuations should not have a significant impact on our business, financial conditions, results of operations or cash flows due to the low volume of business affected by foreign currencies.

Item 4. Controls and Procedures

     The Company's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report (the "Evaluation Date"), have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Corporation files and submits under the Exchange Act of 1934 is recorded, processed, summarized and reported as and when required.

     During the period covered by this report, there have been no significant changes in the Company's internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

PART II: OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K


(a)      List of Exhibits


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

             11                      Statement re computation
                                     of per-share earnings

             31.1                    Certification Pursuant to 18 U.S.C.
                                     Section 1350, as Adopted Pursuant to
                                     Section 302 of the Sarbanes-Oxley
                                     Act of 2002

             31.2                    Certification Pursuant to 18 U.S.C.
                                     Section 1350, as Adopted Pursuant to
                                     Section 302 of the Sarbanes-Oxley
                                     Act of 2002

             32.1                    Certification Pursuant to 18 U.S.C.
                                     Section 1350, as Adopted Pursuant to
                                     Section 906 of the Sarbanes-Oxley Act
                                     of 2002

(b)      Reports on Form 8-K

     On July 23, 2003, PAR Technology Corporation furnished a report on Form 8-K pursuant to Item 9 (Regulation FD Disclosure) of that Form relating to its financial information for the quarter ended June 30, 2003, as presented in a press release July 23, 2003 and furnished thereto as an exhibit.

     On August 27, 2003 PAR Technology Corporation filed a report on Form 8-K pursuant to Item 4 (Changes in Registrant's Certifying Accountant) of that Form relating to PricewaterhouseCoopers' resignation from serving as the Company's independent public accountants.

     On October 14, 2003, PAR Technology Corporation filed a report on Form 8-K pursuant to Item 4 (Changes in Registrant's Certifying Accountant) of that Form relating to the engagement of KPMG LLP as the Company's independent public accountants

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         PAR TECHNOLOGY CORPORATION
                                         --------------------------
                                               (Registrant)
Date:  November 14, 2003



                                         /s/ Ronald J. Casciano
                                         --------------------------
                                         Ronald J. Casciano
                                         Vice President, Chief Financial Officer
                                         and Treasurer
                                         (Principal Financial Officer and
                                         Principal Accounting
                                         Officer and Duly Authorized Officer)

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

      31.2  - Certification Pursuant to 18 U.S.C.             E-4
              Section 1350, as Adopted Pursuant to
              Section 302 of the Sarbanes-Oxley
              Act of 2002

      32.1 - Certification Pursuant to 18 U.S.C.              E-5
             Section 1350, as Adopted Pursuant to
             Section 906 of the Sarbanes-Oxley Act
             of 2002

                                   Exhibit 11


                COMPUTATION OF WEIGHTED AVERAGE NUMBER OF SHARES
                                 OF COMMON STOCK
                                 (In Thousands)



                                                         For the three months
                                                          ended September 30,
                                                       ------------------------
                                                          2003           2002
                                                       --------        --------
Basic Earnings Per Share:

Weighted average shares of
Common stock outstanding:

Balance outstanding - beginning of period..             8,443             7,901

Weighted average shares issued upon
Exercise of employee stock options ........                 3               --
                                                        -----             -----

Weighted balance - end of period ..........             8,446             7,901
                                                        =====             =====




                                                         For the three months
                                                          ended September 30,
                                                       ------------------------
                                                          2003           2002
                                                       --------        --------
Diluted Earnings Per Share:

Weighted average shares of
Common stock outstanding:

Balance outstanding - beginning of period ..            8,443             7,901

Weighted average shares issued upon
Exercise of employee stock options .........                3               --

Incremental shares of common stock
outstanding giving effect to stock options .              443               427
                                                        -----             -----

Weighted balance - end of period ...........            8,889             8,328
                                                       ======            ======

                                   Exhibit 11


                COMPUTATION OF WEIGHTED AVERAGE NUMBER OF SHARES
                                 OF COMMON STOCK
                                 (In Thousands)



                                                         For the nine months
                                                          ended September 30,
                                                       ------------------------
                                                          2003           2002
                                                       --------        --------
Basic Earnings Per Share:

Weighted average shares of
Common stock outstanding:

Balance outstanding - beginning of period ..            8,360             7,881

Weighted average shares issued upon
Exercise of employee stock options .........               54                10
                                                        -----             -----

Weighted balance - end of period ...........            8,414             7,891
                                                       ======            ======





                                                         For the nine months
                                                          ended September 30,
                                                       ------------------------
                                                          2003           2002
                                                       --------        --------
Diluted Earnings Per Share:

Weighted average shares of
Common stock outstanding:

Balance outstanding - beginning of period ..            8,360             7,881

Weighted average shares issued upon
Exercise of employee stock options .........               54                10

Incremental shares of common stock
outstanding giving effect to stock options .              396               325
                                                        -----             -----
Weighted balance - end of period ...........            8,810             8,216
                                                       ======            ======

                                  Exhibit 31.1

                                  CERTIFICATION

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b. [Paragraph omitted in accordance with SEC transition instructions contained in SEC Release 34-47986.]

     c. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     d. Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions): a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.


                                      /s/ John W. Sammon
                                      ----------------------------
                                      John W. Sammon
                                      Chairman of the Board and
                                      Chief Executive Officer
                                      Date: November 14, 2003

                                  Exhibit 31.2

                                  CERTIFICATION

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b. [Paragraph omitted in accordance with SEC transition instructions contained in SEC Release 34-47986.] c. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     d. Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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


                                      /s/ Ronald J. Casciano
                                      ----------------------------
                                      Ronald J. Casciano
                                      VP, C.F.O. & Treasurer
                                      Date: November 14, 2003

                                  Exhibit 32.1



                           PAR TECHNOLOGY CORPORATION
                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of PAR Technology Corporation (the "Company") on Form 10-Q for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), we, John W. Sammon, Chairman of the Board and Chief Executive Officer, and Ronald J. Casciano, VP, C.F.O. & Treasurer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, to our knowledge, that:


     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.




/s/ John W. Sammon
----------------------
John W. Sammon
Chairman of the Board and
Chief Executive Officer
Date: November 14, 2003


/s/ Ronald J. Casciano
----------------------
Ronald J. Casciano
VP, C.F.O. & Treasurer
Date:  November 14, 2003