Form 10-K
period 2003-12-31
PAR TECHNOLOGY CORP
filed 2004-03-30
CIK 708821

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-K


            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the Fiscal Year Ended December 31, 2003.

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


     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).
Yes [   ]  No [ X ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant based on the average price as of March 15, 2004 - $39,678,591.

     The number of shares outstanding of registrant's common stock, as of March 15, 2004 - 8,593,150 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's proxy statement in connection with its 2003 annual meeting of stockholders are incorporated by reference into Part III.

                           PAR TECHNOLOGY CORPORATION

                                TABLE OF CONTENTS
                                    FORM 10-K

     Item Number
     -----------

                                     PART I


         Item 1.        Business
         Item 2.        Properties
         Item 3.        Legal Proceedings
         Item 4.        Submission of Matters to a Vote of Security Holders

                                     PART II


         Item 5. Market for the Registrant's Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities
         Item 6.        Selected Financial Data
         Item 7.        Management's Discussion and Analysis of
                        Financial Condition and Results of Operations
         Item 7A.       Quantitative and Qualitative Disclosures
                        About Market Risk
         Item 8.        Financial Statements and Supplementary Data
         Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
         Item 9A.       Controls and Procedures

                                    PART III

         Item 10.       Directors and Executive Officers of the Registrant
         Item 11.       Executive Compensation
         Item 12.       Security Ownership of Certain Beneficial Owners
                          and Management and Related Stockholder Matters
         Item 13.       Certain Relationships and Related Transactions
         Item 14.       Statements of Fees Paid to Independent Auditors

                                     PART IV

         Item 15.       Exhibits, Financial Statement Schedules, and
                        Reports on Form 8-K

         Signatures

"Safe Harbor"  Statement under the Private  Securities  Litigation Reform Act of
1995


     Information provided by the Company, including information contained in this Annual Report, or by its spokespersons from time to time may contain forward-looking statements. Forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements involve risks and uncertainties, including without limitation, further delays in new product introduction, risks in technology development and commercialization, risks in product development and market acceptance of and demand for the Company's products, risks of downturns in economic conditions generally, and in the quick service sector of the restaurant market specifically, risks of intellectual property rights associated with competition and competitive pricing pressures, risks associated with foreign sales and high customer concentration, and other risks detailed in the Company's filings with the Securities and Exchange Commission. Actual future results may vary materially from those projected, anticipated, or indicated in any forward-looking statements as a result of certain risk factors. Readers should pay particular attention to the considerations described in the sections of this report entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Quantitative and Qualitative Disclosures about Market Risk."

                           PAR TECHNOLOGY CORPORATION

                                     PART I


Item 1:  Business

     PAR Technology Corporation ("PAR" or the "Company") is the parent company of wholly-owned subsidiary businesses. PAR's largest subsidiary, ParTech, Inc. is a provider of management technology solutions, including hardware, software and professional services to businesses in the restaurant, hospitality, and retail industries. The Company is a leading supplier of hospitality technology systems with over 35,000 systems installed in 95 countries. PAR's hospitality management software technology assists in the operation of hospitality and restaurant businesses by managing data from end-to-end and improving profitability through more efficient operations. Our professional services mission is to assist businesses in achieving the full potential of their hospitality technology systems.

     PAR is a provider of professional services and enterprise business intelligence applications, with long-term relationships with the restaurant industry's two largest corporations - McDonald's Corporation and Yum! Brands Inc. McDonald's has over 30,000 restaurants in 119 countries and PAR has been a selected provider of restaurant management technology systems and lifecycle support services to McDonald's since 1980. Yum! Brands (which includes Taco Bell, KFC and Pizza Hut) has been a PAR customer since 1983. Yum has nearly 33,000 units globally and PAR is the sole approved supplier of restaurant management technology systems to Taco Bell as well as the Point-of-Sale vendor of choice to KFC. Other significant chains where PAR is the POS vendor of choice are: Boston Market, Chic-fil-A, CKE Restaurants (including Hardees, Carl Jr.'s.), Carnival Cruise Lines, Loews Cineplex and large franchisees of each of the foregoing brands.

     PAR is the parent of PAR Government Systems Corporation and Rome Research Corporation, both who are Government contractors. As a long-standing Government contractor, PAR develops advanced technology systems for the Department of Defense and other Governmental agencies. Additionally, PAR provides information technology and communications support services to the U.S. Navy, U.S. Air Force and U.S. Army. PAR focuses its computer-based system design services on providing high quality technical products and services, ranging from experimental studies to advanced operational systems, within a variety of areas of research, including radar, image and signal processing, logistic management systems, and geospatial services and products. With more than 35 years in this business, PAR's Government engineering service business provides management and engineering services that include facilities operation and management. In addition, through Government-sponsored research and development, PAR has developed technologies with relevant commercial uses. A prime example of this "technology transfer" is the Company's Point-of-Sale technology, which was derived from research and development involving microchip processing technology sponsored by the Department of Defense.

     Information concerning the Company's industry segments for the three years ended December 31, 2003 is set forth in Note 11 to the Consolidated Financial Statements included elsewhere herein.

     The Company's common stock is traded on the New York Stock Exchange under the symbol "PTC." Our corporate headquarters offices are located at PAR Technology Park, 8383 Seneca Turnpike, New Hartford, New York 13413-4991; telephone number (315) 738-0600. Our website address is http://www.partech.com. Information contained on our website is not part of this prospectus.

     Unless the context otherwise requires, the term "PAR" or "Company" as used herein, means PAR Technology Corporation and its wholly-owned subsidiaries.

                               Restaurant Segment

     PAR's wholly-owned subsidiary, ParTech, Inc., is a provider of integrated enterprise solutions to the hospitality industry. The Company's Point-of-Sale
(POS) restaurant management technology integrates both cutting-edge software applications and the Company's Pentium(R)-based hardware platform. This restaurant management system can host fixed as well as wireless order-entry terminals, may include kitchen printers or video monitors and/or third-party supplied peripherals networked via an Ethernet LAN, and is accessible to enterprise-wide network configurations. PAR also provides extensive systems integration and professional service capabilities to design, tailor and implement solutions that enable its customers to manage all aspects of data collection and processing for single or multiple site enterprises from a central location.

Products

     The technology requirements of the major restaurant organizations include rugged, reliable management systems capable of receiving, transmitting and coordinating large numbers of foodservice orders for quick and accurate delivery. The Company's integrated restaurant software applications permit its hospitality customers to configure their restaurant technology systems to meet their order entry, menu, food preparation and delivery coordination needs while recording all pertinent data concerning the transactions at the restaurant. PAR's restaurant systems are the result of more than 25 years of experience and knowledge combined with an in-depth understanding of the restaurant market. This knowledge and expertise is reflected in the product design, implementation capability and systems integration skills.

     Software. PAR's latest generation of restaurant software, the InFusion Suite, is comprised of InTouch(TM) POS, InForm(TM) Back Office, InSynch(TM) Enterprise Configuration and InQuire(TM) Enterprise Reporting. InTouch is a multi-brand, multi-concept application, containing rich features and functions such as real-time mirror imaging of critical data, on-line graphical help and interactive diagnostics, all presented with intuitive graphical user interfaces. In addition, PAR's back office management software, InForm, allows restaurant owners to control critical food and labor costs using intuitive tools for forecasting, labor scheduling and inventory management. The InSynch Enterprise Configuration manager provides business-wide management of diverse concept menus, security settings and system parameters all from one central location. InQuire Enterprise Reporting offers a web-based hosted reporting service leveraging the latest technology from Microsoft's .Net platform. InQuire's Executive Dashboard provides operational decisionware for the entire organization, as well as automated management reporting and process integration. In addition, the Company offers a streamlined POS software, GT/Exalt(TM), which is the predominant software in the QSR industry. GT/Exalt provides restaurant owners with increased cash security, improved customer service and highly flexible kitchen and drive-thru functionality.

     Hardware. The Company's hardware platform system, POS4XPO, is a Pentium(R)-designed system, developed to host the most powerful point-of-sale software applications of the restaurant industry. POS4XPO's design utilizes open architecture with industry standard components, is compatible with the most popular operating systems, and was the first POS hardware system to be certified by Microsoft(R) as Windows(R) NT Compliant(R). POS4XPO supports a distributed processing environment and incorporates an advanced restaurant technology system, utilizing Intel microprocessors, standard PC expansion slots, Ethernet LAN, standard Centronics printer ports as well as USB ports. The hardware system supplies its industry-standard components with features for restaurant applications such as multiple video ports. The POS system utilizes distributed processing architecture to integrate a broad range of PAR and third-party peripherals and is designed to withstand the harsh restaurant environment. The hardware platform has a favorable price-to-performance ratio over the life of the system as a result of its PC compatibility, ease of expansion and high reliability design.

     The PAR Customer Interactive Terminal (CID) offers an intuitive touchscreen interface which integrates the customer into each transaction. The highly-configurable CID design enables presentation of promotional advertisements as well as information capture such as customer feedback and signatures. It also accepts electronic payments from credit and debit cards as well as RF-ID tags. The CID is user-friendly and built using the same rugged design, proven technology and software compatibility as PAR's POS4XPO.

     Systems Integration and Professional Services. PAR's ability to offer the full spectrum of integration, implementation, installation, maintenance, and support services is one of the Company's key differentiators. PAR continues to work in unison with its customers to identify and address the latest restaurant technology requirements by creating interfaces to equipment, including innovations such as automated cooking and drink-dispensing devices, customer-activated terminals and order display units located inside and outside of the restaurant. The Company provides its systems integration expertise to interface specialized components, such as video monitors, coin dispensers and non-volatile memory for journalizing transaction data, as is required in some international applications. In addition, the Company has secured strategic partnerships with third-party organizations to offer a variety of credit, debit and gift card payment options that allow quick service restaurants, convenience stores, gasoline stations and drugstores to process cashless payments quickly and efficiently.

Installation and Training

     In the U.S., Canada, Europe, South Africa, Middle East, Australia and Asia, PAR personnel provide installation, training and integration services on a fixed-fee basis as a normal part of the equipment purchase agreement. In certain areas of North and South America, Europe and Asia, the Company provides these integration services through third parties.

Maintenance and Service

     The Company offers a wide range of maintenance and support services as part of its total solution for its targeted restaurant markets. In the North American restaurant technology market, the Company provides comprehensive maintenance and integration services for the Company's equipment and systems as well as those of third parties through a 24-hour central telephone customer support and diagnostic service in Boulder, Colorado. The Company also maintains a field service network consisting of nearly 100 locations offering on-site service and repair, as well as depot repair, overnight unit replacements and spare unit rentals. At the time a restaurant technology system is installed, PAR employees train the restaurant employees and managers to ensure efficient and effective use of the system. If a problem occurs within the Company's manufactured point-of-sale system (hardware and software), PAR's current service management software products allow a service technician to diagnose the problem by telephone or by remotely dialing-in to the POS system, thus greatly reducing the need for on-site service calls.

     The Company's service organization utilizes a suite of software applications from Clarify, Inc. (Clarify) as its Customer Resource Management tool. Clarify allows PAR to demonstrate compelling value and differentiation to its customers through the utilization of its extensive and ever-growing knowledge base to efficiently diagnose and resolve customer-service issues. Clarify also enables PAR to compile the kind of in-depth information it needs to spot trends and identify opportunities.

     The Company also maintains service centers in Europe, South Africa, the Middle East, Australia and Asia. The Company believes that its ability to address all support and maintenance requirements for a customer's restaurant technology network provides it with a clear competitive advantage.

Sales & Marketing

     Sales in the restaurant technology market are often generated by first obtaining the acceptance of the corporate restaurant chain as an approved vendor. Upon approval, marketing efforts are then directed to franchisees of the chain. Sales efforts are also directed toward franchisees of chains for which the Company is not an approved corporate vendor. The Company employs direct sales personnel in several sales groups. The Major Accounts Group works with large restaurant chain corporate customers typically owning more than 50 restaurants. The Domestic Sales Group targets franchisees of the major restaurant chain customers, as well as smaller chains within the U.S. The International Sales Group seeks sales to major customers with restaurants overseas and to international chains that do not have a presence in the United States. The Company's OEM Sales Group works exclusively with third-party resellers and value-added resellers throughout the country. This group is primarily responsible for sales to customers outside the restaurant industry.

Competition

     The competitive landscape in the hospitality market is driven primarily by functionality, reliability, quality, pricing, service and support. The Company believes that its principal competitive advantages include its focus on a total restaurant solution offering, advanced development capabilities, in-depth industry knowledge and expertise, excellent product reliability, a direct sales force organization, and the quality of its support and quick service response. The markets in which the Company transacts business are highly competitive. Most of our major customers have approved several suppliers who offer some form of sophisticated restaurant technology system similar to the Company's. Major competitors include Panasonic, IBM Corporation, Radiant Systems, NCR, and Micros Systems.

Backlog

     At December 31, 2003, the Company's backlog of unfilled orders for the Restaurant segment was approximately $9,800,000 compared to $5,500,000 a year ago. All of the present orders are expected to be delivered in 2004. The Restaurant segment orders are generally of a short-term nature and are usually booked and shipped in the same fiscal year.

Research and Development

     The highly technical nature of the Company's restaurant products requires a significant and continuous research and development effort. Research and development expenses were approximately $4,779,000 in 2003, $5,400,000 in 2002 and $5,495,000 in 2001. The Company capitalizes certain software costs in accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. See
Note 1 to the Consolidated Financial Statements included in Item 15 for further discussion.

Manufacturing and Suppliers

     The Company assembles its products from standard components such as integrated circuits and fabricated parts such as printed circuit boards, metal parts and castings, most of which are manufactured by others to the Company's specifications. The Company depends on outside suppliers for the continued availability of its components and parts. Although most items are generally available from a number of different suppliers, the Company purchases certain components from only one supplier. Items purchased from only one supplier include certain printers, base castings and electronic components. If such a supplier should cease to supply an item, the Company believes that new sources could be found to provide the components. However, added cost and manufacturing delays could result and adversely affect the business of the Company. The Company has not experienced significant delays of this nature in the past, but there can be no assurance that delays in delivery due to supply shortages will not occur in the future.

Intellectual Property

     The Company owns or has rights to certain patents and trademarks, though none of these intellectual property rights provides a significant competitive advantage. The Company also utilizes commercially-available software with its products. The Company does not derive any substantial economic value from these intellectual property rights.

                               Government Segment

     PAR operates two wholly-owned subsidiaries in the Government business segment, PAR Government Systems Corporation and Rome Research Corporation. These companies provide the U.S. Department of Defense (DoD) and other federal and state Government organizations with a wide range of technical services and products. Some of the more significant areas in which the Company is involved include: design, development, and integration of state-of-the-art imagery intelligence systems for information archive, retrieval, and processing; advanced research and development for imaging sensors; development and operations of logistic management systems; engineering and support services for Government information technology and communications facilities.

Information Systems and Technology

     The Information Systems and Technology (IS&T) business sector develops integrated systems for imaging information archiving, processing, exploitation, and visualization. IS&T is the system integrator for the Multi-Sensor Integration facility at the Air Force Research Laboratory-Rome Research Site and is a key developer of the National Geospatial-Intelligence Agency (NGA) Image Product Library (IPL). The IPL provides access to a virtual network of archives in support of the operational users of imagery. The Company was recently awarded a substantial systems integration contract to support interoperability of new and emerging commercial imagery exploitation and data management systems for U.S. Air Force (USAF) operations. Since 1986, the Company has been a key contributor to the full-scale engineering development for the Joint Surveillance Target Attack Radar System (Joint STARS) and more recently, for the Affordable Moving Surface Target Engagement (AMSTE) program. The Company provides systems engineering for radar technologies that detect, track and target ground vehicles.

Signal & Image Processing

     The  Signal  and  Image  Processing  (SIP)  business  sector  supports  the development and implementation of complex sensor systems including the collection and analysis of sensor data. The SIP group has developed sensor concepts, algorithms, and real-time systems to address the difficult problems of locating low-contrast targets against clutter background (e.g., cruise missiles, fighter aircraft, and personnel against heavy terrain backgrounds), detecting man-made objects in dense foliage, and performing humanitarian efforts in support of the removal of land mines with ground penetrating radar. The Company also supports numerous technology demonstrations for the DoD, including a multi-national NATO exercise of wireless communications interoperability. As part of this demonstration, the Company designed and built the Software Radio Development System ("SoRDS") for test and evaluation of communications waveforms. The Company has extended this technology into public safety and law enforcement via the Software Adaptive Advanced Communications (SAACTM) system, a multi-channel communications gateway intended to solve the problem of wireless communications interoperability. The Company also supports Navy airborne infrared surveillance systems through the development of advanced optical sensors.

Geospatial Software and Modeling

     The Geospatial Software and Modeling (GS&M) business sector performs water resources modeling, Geographic Information Systems (GIS) based data management, and geospatial information technology development. In particular, the Company's Flood*WareTM software tool and methodology is being employed by New York State in support of Federal Emergency Management Agency's Map Modernization Program. Similar technologies are used in support of water quality modeling and assessment applications for the NYC Watershed Protection Program.

Logistic Management Systems

     The Logistic Management Systems (LMS) business sector focuses on the design, development, deployment and commercialization of the Cargo*Mate(R)
Logistic Information Management System. Cargo*Mate(R) is a comprehensive, end-to-end solution for the monitoring and management of transport assets and cargo throughout the intermodal (i.e., port, highway, rail, and ocean) transportation lifecycle. The Cargo*Mate(R) system was being implemented under a multi-year Cooperative Agreement with the U.S. Department of Transportation/Federal Highway Administration (DOT/FHWA) with funds specifically authorized by Congress for Cargo*Mate(R) under the Transportation Equity Act for the 21st Century (TEA-21) in 1998. The Company has recently secured funding for this program for 2004. Cargo*Mate(R) uses state-of-the-art technology to acquire Global Positioning System (GPS) location and equipment status data, wireless communication networks to transmit the data to the LMS Operations Center, and a powerful geospatial database to customize the data to meet the needs of each customer and provide it to the customer over the Internet or via direct linkage to existing ("back-office") information systems.

Information Technology and Communications Support Services

     The Company  provides a wide range of  technical  and  support  services to sustain mission critical components of the Department of Defense Global Information Grid. These services include continuous operations, system enhancements and maintenance of very low frequency (VLF), high frequency (HF) and very high frequency (VHF) radio transmitter/receiver facilities, and extremely high frequency (EHF) and super high frequency (SHF) satellite communication heavy earth terminal facilities. The Company supports these DoD communications facilities, as well as other telecommunications equipment and information systems, at customer locations in and outside of the continental United States. The various facilities, operating 24 hours a day, are integral to the command and control of the nation's air, land and naval forces, and those of United States coalition allies.

Test Laboratory and Range Operations

     The Company provides management, engineering, and technical services under several contracts with the U.S. Air Force, the U.S. Navy and the U.S. Army. These services include the planning, execution, and evaluation of tests at Government ranges and laboratories operated and maintained by the Company. Test activities include unique components, specialized equipment, advanced systems for radar, communications, electronic counter-measures, and integrated weapon systems. The Company also develops complex measurement systems in several defense-related areas of technology.

Government Contracts

     The Company performs work for U.S. Government agencies under firm fixed-price, cost-plus-fixed-fee, time-and-material, and incentive-type prime contracts and subcontracts. Most of its contracts are for one-year to five-year terms. The Company also has been awarded Task Order/Support contracts. There are several risks associated with Government contracts. For example, contracts may be terminated for the convenience of the Government any time the Government believes that such termination would be in its best interests. In this circumstance, the Company is entitled to receive payments for its allowable costs and, in general, a proportionate share of its fee or profit for the work actually performed. The Company's business with the U.S. Government is also subject to other risks unique to the defense industry, such as reduction, modification, or delays of contracts or subcontracts if the Government's requirements, budgets, or policies or regulations change. The Company may also perform work prior to formal authorization or prior to adjustment of the contract price for increased work scope, change orders and other funding adjustments. Additionally, the Defense Contract Audit Agency on a regular basis audits the books and records of the Company. Such audits can result in adjustments to contract costs and fees. Audits have been completed through the Company's fiscal year 2001 and have not resulted in any material adjustments.

Marketing and Competition

     Marketing begins with collecting information from a variety of sources concerning the present and future requirements of the Government and other potential customers for the types of technical expertise provided by the Company. Although the Company believes it is positioned well in its chosen areas of image and signal processing, information technology/communications and engineering services, competition for Government contracts is intense. Many of the Company's competitors are major corporations, or their subsidiaries, such as Lockheed-Martin, Raytheon, Northrop-Grumman, BAE, Harris, Boeing and SAIC that are significantly larger and have substantially greater financial resources than the Company. The Company also competes with many smaller companies that target particular segments of the Government market. Contracts are obtained principally through competitive proposals in response to solicitations from Government agencies and prime contractors. The principal competitive factors are past performance, the ability to perform, price, technological capabilities, management capabilities and service. In addition, the Company sometimes obtains contracts by submitting unsolicited proposals. Many of the Company's DoD customers are now migrating to commercial software standards, applications, and solutions. In that light, the Company is utilizing its Internal Research and Development funds to migrate existing solutions into software product lines that will support the DoD geospatial community (i.e., NGA, USAF, etc.).

Backlog

     The dollar value of existing Government contracts at December 31, 2003, net of amounts relating to work performed to that date, was approximately $116,694,000, of which $31,894,000 was funded. At December 31, 2002, the comparable amount was approximately $112,934,000, of which $24,100,000 was funded. Funded amounts represent those amounts committed under contract by Government agencies and prime contractors. The December 31, 2003 Government contract backlog of $116,694,000 represents firm, existing contracts. Approximately $35,900,000 of this amount is expected to be completed in calendar year 2004, as funding is committed.

                                    Employees

     As of December 31, 2003, the Company had 1,140 employees, approximately 52% of whom are engaged in the Company's Restaurant segment, 44% of whom are in the Government segment, and the remainder are corporate employees.

     Due to the highly technical nature of the Company's business, the Company's future can be significantly influenced by its ability to attract and retain its technical staff. The Company believes that it will be able to fulfill its near-term needs for technical staff.

     Approximately 24% of the Company's employees are covered by collective bargaining agreements. The Company considers its employee relations to be good.

Item 2:  Properties

     The  following  are the  principal  facilities  (by square  footage) of the
Company:

                       Industry                Floor Area             Number of
   Location            Segment            Principal Operations          Sq. Ft.
   --------            -------            --------------------        ----------


New Hartford, NY     Restaurant        Principal executive offices,      138,500
                     Government         manufacturing, research and
                                          development laboratories,
                                          computing facilities
Rome, NY             Government        Research and Development           23,400
Boulder, CO          Restaurant        Service                            20,500
Sydney, Australia    Restaurant        Sales and Service                   9,100
Boca Raton, FL       Restaurant        Research and Development            8,700
La Jolla, CA         Government        Research and Development            3,800



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

Item 4:  Submission of Matters to a Vote of Security Holders

     None

                                     PART II


Item 5: Market for the Registrant's Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities


     The Company's Common Stock, par value $.02 per share, trades on the New York Stock Exchange (NYSE symbol - PTC). At December 31, 2003, there were approximately 631 owners of record of the Company's Common Stock, plus those owners whose stock certificates are held by brokers.

     The following table shows the high and low stock prices for the two years ended December 31, 2003 as reported by New York Stock Exchange:


                               2003                              2002
                      ----------------------           ------------------------
     Period             Low           High               Low             High
---------------       --------      --------           --------        --------


First Quarter          $4.42          $7.07              $2.55           $4.15
Second Quarter         $4.70          $6.23              $3.93           $5.88
Third Quarter          $5.87          $7.15              $4.56           $6.25
Fourth Quarter         $6.30          $8.39              $4.25           $8.13


     The Company has not paid cash dividends on its Common Stock, and its Board of Directors presently intends to continue to retain earnings for reinvestment in growth opportunities. Accordingly, it is anticipated that no cash dividends will be paid in the foreseeable future.

     On December 3, 2002, PAR sold an aggregate of 383,019 shares of its Common Stock at a price of $5.30 per share to E*Capital Corporation and certain individuals associated with Eliot Rose Asset Management, LLC for an aggregate offering price of $2,030,000. Following the payment in the amount of $87,500 to the placement agent engaged by the Company and certain other expenses, the remaining net proceeds to the Company of approximately $1.9 million were used to pay down short-term debt. Such sales were made in reliance upon Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended (the "Securities Act").

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


                                                         Year ended December 31,
                                    -------------------------------------------------------------
                                        2003       2002          2001         2000        1999
                                    -------------------------------------------------------------
Net revenues from
  continuing operations .........   $ 139,770    $ 133,681    $ 114,354    $ 101,463    $ 132,839

Cost of sales ...................   $ 110,777    $ 105,225    $  89,001    $  86,647    $ 103,392

Gross margin ....................   $  28,993    $  28,456    $  25,353    $  14,816    $  29,447

Selling, general & administrative   $  19,340    $  19,540    $  16,774    $  23,937    $  20,982

(Provision) benefit for
  income taxes ..................   $  (1,593)   $    (884)   $    (621)   $   6,800    $     800

Income (loss) from
  continuing operations .........   $   2,792    $   2,623    $   2,080    $ (10,961)   $     374

Basic earnings (loss) per share
  from continuing operations ....   $     .33    $     .33    $     .27    $   (1.40)   $     .04

Diluted earnings (loss) per share
from continuing operations ......   $     .32    $     .32    $     .27    $   (1.40)   $     .04



                    SELECTED CONSOLIDATED BALANCE SHEET DATA
                                 (In thousands)

                                               December 31,
                            -----------------------------------------------
                              2003      2002      2001     2000       1999
                            -----------------------------------------------
     Current assets .....   $74,215   $69,070   $67,795   $64,009   $72,170
     Current liabilities    $29,836   $31,743   $39,118   $36,434   $25,505
     Total assets .......   $87,167   $85,122   $88,915   $85,771   $86,798
     Long-term debt .....   $ 2,092   $ 2,181   $ 2,268   $ 2,323   $  --
     Shareholders' equity   $55,239   $51,198   $47,529   $47,012   $61,410

Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations


Forward-Looking Statement

     The following discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto included elsewhere in this Annual Report on Form 10-K. This document contains forward-looking statements. Any statements in this document that do not describe historical facts are forward-looking statements. Forward-looking statements in this Annual Report (including forward-looking statements regarding future sales to McDonald's restaurants, the impact of current world events on our results of operations, the effects of inflation on our margins, and the effects of interest rate and foreign currency fluctuations on our results of operations) are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements involve risks and uncertainties, including without limitation, further delays in new product introduction; risks in technology development and commercialization; risks in product development and market acceptance of, and demand for, the Company's products; risks associated with Government contracts; risks of downturns in economic conditions generally, and in the quick service sector of the restaurant market specifically; risks associated with foreign sales and high customer concentration; risks associated with competition and competitive pricing pressures; and other risks detailed in the Company's filings with the Securities and Exchange Commission. The Company's actual results could differ materially from the results contemplated by these and any other forward-looking statements. Factors that could contribute to such differences include those discussed below as well as those cautionary statements and other factors set forth in "Quantitative and Qualitative Disclosures about Market Risk" and elsewhere herein. The cautionary statements made in this Annual Report on Form 10-K should be read as being applicable to all related forward-looking statements whenever they appear in this Annual Report on Form 10-K. Any forward-looking statements should be considered in light of all of these factors.

Overview

     PAR Technology Corporation ("PAR" or the "Company") is the parent company of wholly-owned subsidiary businesses. PAR's largest subsidiary, ParTech, Inc. is a provider of management technology solutions, including hardware, software and professional services to businesses in the restaurant, hospitality, and retail industries. The Company is a leading supplier of hospitality technology systems with over 35,000 systems installed in 95 countries. PAR's hospitality management software technology assists in the operation of hospitality and restaurant businesses by managing data from end-to-end and improving profitability through more efficient operations. The Company's professional services mission is to assist businesses in achieving the full potential of their hospitality technology systems.

     PAR is a provider of professional services and enterprise business intelligence applications, with long-term relationships with the restaurant industry's two largest corporations - McDonald's Corporation and Yum! Brands Inc. McDonald's has over 30,000 restaurants in 119 countries and PAR has been a selected provider of restaurant management technology systems and lifecycle support services to McDonald's since 1980. Yum! Brands (which includes Taco Bell, KFC and Pizza Hut) has been a PAR customer since 1983. Yum has nearly 33,000 units globally and PAR is the sole approved supplier of restaurant management technology systems to Taco Bell as well as the Point-of-Sale vendor of choice to KFC. Other significant chains where PAR is the POS vendor of choice are: Boston Market, Chic-fil-A, CKE Restaurants (including Hardees, Carl Jr.'s.), Carnival Cruise Lines, Loews Cineplex and large franchisees of each of the foregoing brands.

     PAR is also the parent of PAR Government Systems Corporation and Rome Research Corporation, both of whom are Government contractors. As a long-standing Government contractor, PAR develops advanced technology systems for the Department of Defense and other Governmental agencies. Additionally, PAR provides information technology and communications support services to the U.S. Navy, U.S. Air Force and U.S. Army. PAR focuses its computer-based system design services on providing high quality technical products and services, ranging from experimental studies to advanced operational systems, within a variety of areas of research, including radar, image and signal processing, logistic management systems, and geospatial services and products. PAR's Government engineering service business provides management and engineering services that include facilities operation and management. In addition, through Government-sponsored research and development, PAR has developed technologies with relevant commercial uses. A prime example of this "technology transfer" is the Company's Point-of-Sale technology, which was derived from research and development involving microchip processing technology sponsored by the Department of Defense.

     During 2003, the Quick-Service Restaurant market continued to strengthen as evidenced by reported improved results from the Company's major customers including McDonald's and Yum! Brands. Additionally, the Company was named the primary supplier to KFC for their corporate stores. The Company also recorded significant new business from Chick-fil-A, CKE and Bojangles and released its new integrated software suite, iNfusion.

     The Company's Government business continued to win contracts in 2003 related to I/T outsourcing and secured its first contract with the U.S. Army. The Company now performs outsourcing for the three main branches of the military.

     In 2004, the Company anticipates the continued health of the QSR market and additional I/T outsourcing opportunities. Over the years, PAR has maintained its leadership in its two businesses through the utilization of several Company strengths including market leadership, technological innovation, customer focus, global reach and employee initiative. By focusing on these strengths, PAR is able to help shape the marketplace, increase the Company's customer base and continue to allow the Company to expand, worldwide.

     The following table sets for the Company's revenues by reportable segment for the period ending December 31:

                                             (in thousands)
                                 2003             2002               2001
                              ---------       ----------         ---------
Revenues
     Restaurant               $  98,088       $   95,706         $  83,844
     Government                  41,682           37,975            30,510
                              ---------       ----------         ---------
Total Consolidated revenue    $ 139,770       $  133,681         $ 114,354
                              =========       ==========         =========

     The following discussion and analysis highlights items having a significant effect on operations during the three-year period ended December 31, 2003. It may not be indicative of future operations or earnings. It should be read in conjunction with the Consolidated Financial Statements and Notes thereto and other financial and statistical information appearing elsewhere in this report.

Results of Operations -- 2003 Compared to 2002

     The Company reported revenues of $139.8 million for the year ended December 31, 2003, an increase of 5% from the $133.7 million reported for the year ended December 31, 2002. Income from continuing operations for the year ended December 31, 2003 was $2.8 million, a 6% increase from the $2.6 million earned in 2002. The Company reported diluted net income per share from continuing operations for the year ended December 31, 2003 of $.32, unchanged from the year ended December 31, 2002. Basic net income per share from continuing operations for the year ended December 31, 2003 was $.33 also unchanged as compared to the corresponding period in 2002. The Company's net income for the year ended December 31, 2003 was $2.4 million, or $.27 diluted net income per share, compared to net income of $741,000 and $.09 per diluted share for 2002.

     Product revenues from the Company's Restaurant segment were $60.2 million for the year ended December 31, 2003, an increase of 2% from the $59.2 million recorded in 2002. The primary reason for this increase was a 23% or $3.6 million growth in sales to YUM! Brands, as a result of the Company being recently selected as this customer's primary supplier of Restaurant systems to KFC Corporate stores. YUM! Brands includes five major restaurant chains. Sales to other major accounts including Chick-fil-A, CKE and Loew's Cineplex increased 10% or $2 million reflecting an improving hospitality market. Partially offsetting these increases was an 18% or $4.5 million decline in sales to McDonald's due to delays in buying decisions experienced in the first half of 2003 as McDonald's transitioned to a new strategy under its new management team. The Company anticipates growth in this account in 2004.

     Customer Service revenues are also generated by the Company's Restaurant segment. The Company's service offerings include installation, training, twenty-four hour help desk support and various field and on-site service options. Customer service revenues were $37.9 million for the year ended December 31, 2003, an increase of 4% from $36.6 million in 2002. This increase was primarily due to a 9% or $514,000 increase in call center revenue as the number of contracts increased relating to the growth in customer base. All other service areas increased 3% or $798,000, due to general business growth.

     Contract revenues from the Company's Government segment were $41.7 million for the year ended December 31, 2003, an increase of 10% when compared to the $38 million recorded in the same period in 2002. This increase primarily resulted from a $4.7 million or 26% increase in information technology outsourcing revenue for contracts for facility operations at strategic U.S. Department of Defense Telecommunication sites across the globe. These outsourcing operations provided by the Company directly support U.S. Navy, Army and Air Force operations as they seek to convert their military information technology communications facilities into contractor-run operations. Also contributing to this growth was a $1.3 million or 39% increase in revenue from research contracts involving Imagery Information Technology. This was partially offset by a $2.1 million or a 64% decline in the Company's Logistic Management Program, due to reduced funding from the Government. This program involves the tracking of mobile chassis under the Company's Cargo*Mate(TM) contracts. The Company anticipates new funding for this project from the Government in 2004.

     Product margins for the year ended December 31, 2003 were 35.2%, an increase from 32.9% for the year ended December 31, 2002. In 2003, margins benefited from higher software content in product sales when compared to 2002. Software sales of the Company's InFusion and Exalt products both contributed to this increase. This was offset by lower absorption of fixed manufacturing costs due to reduced production volume experienced in the first half of 2003.

     Customer service margins were 15.1% for the year ended December 31, 2003 compared to 17.7% for the same period in 2002. The decline is primarily the result of increased employee benefit costs and an increase in the provision for excess and obsolete service inventory in 2003 when compared to 2002. The increase in benefit costs relates primarily to the Company's contribution to the defined profit sharing retirement plan and higher performance bonuses based on improved overall Company results. The increased inventory provision was necessary due to a voluntary termination of an unprofitable service contract. This action is expected to improve service margins in the future.

     Contract margins were 5% for the year ended December 31, 2003 versus 6.5% for 2002. In 2002, the Company recognized additional profit on certain fixed price contracts that were completed in the period. The Company's fixed price contracts generally span multiple years, sometimes extending for as long as four to five years. The Company sometimes recognizes an additional profit on these fixed price contracts as the contracts near completion, when the Company determines that its contract expenditures will be less than it had previously estimated. In 2002, the primary reason for cost under runs was lower than anticipated overhead rates. In this instance, during 2002, the Company won several new contracts that resulted in an increase in the base of direct labor and a corresponding decline in the Company's overhead rates. The significant components of contract costs in 2003 were 77% for labor and fringe benefits, 7% for materials and supplies, and 2% for subcontract costs. For the same period in 2002, these costs were 73%, 7%, and 5%, respectively of contract costs. The balance of contract costs for 2003 and 2002 included consulting, facilities, communications and corporate overhead costs. Margins on the Company's Government contract business historically run between 5% and 6%.

     Selling, general and administrative expenses are virtually all related to the Company's Restaurant segment. Selling, general and administrative expenses for the year ended December 31, 2003 were $19.3 million, a decline of 1% from the $19.5 million expended in 2002. The decline was due to a reduction in selling expenses as a result of improved efficiencies and a reduced provision for doubtful accounts. This was partially offset by increases in benefit costs and legal and accounting fees.

     Research and development expenses relate primarily to the Company's Restaurant segment. However in 2003, approximately 10% of these expenses related to the Company's Logistic Management Program (Cargo*Mate(TM)). Research and development expenses were $5.3 million for the year ended December 31, 2003, a decline of 2% from the $5.4 million recorded in 2002. This decline was primarily due to a small reduction in the development staff as a result of certain efficiency improvements. This was partially offset by the Company's investment in its Cargo*Mate(TM) Program. The Company is investing in this technology during a temporary funding hiatus from the U.S. Government.

     Other income, net, was $582,000 in 2003 compared to $815,000 in 2002. Other income primarily includes rental income and foreign currency gains and losses. In 2002, the Company sold a patent that it obtained relating to former research done by the Company involving the cornea of the eye.

     Interest expense represents interest charged on the Company's short-term borrowing requirements from banks and from long-term debt. Interest expense declined 34% to $540,000 for the year ended December 31, 2003 as compared to $824,000 in 2002 due to a reduced interest rate and lower average amounts outstanding in 2003 as compared to 2002.

     For the year ended December 31, 2003, the Company's effective tax rate was 36.3%, compared to 25.2% in 2002. The variance from the federal statutory rate in 2003 was due to state income taxes partially offset by a decrease in the valuation allowance for certain tax credits. The variance from the federal statutory rate in 2002 was due to the extraterritorial income exclusion and the favorable resolution of certain tax matters with taxing authorities. These items were offset by a $329,000 valuation allowance recorded in 2002 against certain foreign tax credits, due to the fact that the Company anticipated that these foreign tax credits would expire prior to utilization.

     For the year ended December 31, 2003, the Company recorded an after tax loss of $363,000 compared to $1.9 million in 2002 from the discontinued operation of its Industrial segment. In 2003 the Company determined that they would not be able to sub-lease the Industrial business real estate operating leases and accordingly recorded a provision of $570,000. In 2002, the Company decided to close down its unprofitable Industrial business unit, Ausable Solutions, Inc., due to substantial continuing losses, an inability to penetrate the market and a long sales cycle. The overall downturn in the global economy and specifically in the manufacturing and warehousing industries, coupled with the diminishing capital expenditures of the Company's industrial customers, prevented the Company from being profitable in this particular business segment. As a result, the Company concluded that it would be prudent to take decisive action and return the Company's focus to its core businesses of hospitality technology and Government services and research and development. The Company believes that the decision to exit the Industrial segment will not have a negative impact on the Company's continuing operations. The Company notes that its Industrial business did not have common customers with its Restaurant or Government Contract businesses.

Results of Operations -- 2002 Compared to 2001

     The Company reported revenues from continuing operations of $133.7 million for the year ended December 31, 2002, an increase of 17% from the $114.4 million reported in 2001. Income from continuing operations was $2.6 million in 2002, a 26% increase over the $2.1 million earned in 2001. The Company reported diluted net income per share from continuing operations of $.32 for 2002, a 19% increase over the $.27 reported a year earlier. Basic net income per share from continuing operations was $.33 in 2002 compared to $.27 in 2001. The Company's net income for the year ended December 31, 2002 was $741,000 or $.09 diluted net income per share, compared to net income of $282,000 and $.04 per diluted share in 2001.

     Product revenues from the Company's Restaurant segment were $59.2 million in 2002, an increase of 18% from the $50.3 million recorded in 2001. The principal factor was increased sales to certain of the Company's traditional customers including YUM! Brands, Inc. and McDonald's. Sales to YUM! Brands increased 47% or $5.1 million while McDonald's sales increased 19% or $3.9 million. Also contributing to the revenue growth was an increase of 32% or $4.1 million in sales to several other new and existing accounts. These accounts include Carnival Cruise Lines, Rare Hospitality, CKE Restaurants and The Pantry, Inc. These increased sales were due to several factors including the market demand for the Company's newest product, the POS4XP(TM), and customers' requirements to replace or upgrade older systems at existing restaurants. This increase was partially offset by a 68% or $4.2 million decline in sales to Boston Market. The Company acquired this account and completed the delivery of the customer's initial requirements in 2001.

     Customer Service revenues are also generated by the Company's Restaurant segment. The Company's service offerings include installation, training, twenty-four hour help desk support and various field and on-site service options. Customer service revenues were $36.6 million in 2002, an increase of 9% from the $33.6 million in 2001. The growth was due to a 49% or $2.6 million increase in installation revenue in 2002. This was the result of increased product sales during the year. All other service areas accounted for the remaining increase.

     Contract revenues from the Company's Government segment were $38 million in 2002, an increase of 24% when compared to the $30.5 million recorded in 2001. The Company received over $100 million in new awards in 2002. More specifically, this increase resulted from a 52% or $6.2 million growth in the Company's I/T outsourcing contracts for facility operations at strategic U.S. Department of Defense Telecommunication sites across the globe. These outsourcing operations provided by the Company directly support the U.S. Navy and Air Force operations. The Company has become a recognized leader in the conversion of military I/T communications facilities to contractor operations. Also contributing to the growth was a 31% or $670,000 increase in a floodplain-mapping contract with the New York State Department of Environment Conservation. Additionally, contract revenues under the Company's Cargo*Mate(TM) contract grew 37% or $884,000 in 2002 compared to 2001.

     Product margins were 32.9% for 2002 compared to 33.4% in 2001. The product mix change as a result of the revenue growth discussed above had a small positive impact on margins. However, this was offset by an increase in the provision for excess and obsolete inventory in 2002 when compared to 2001. This was primarily a result of a decline in the forecasted usage of certain inventory components as the Company recently introduced newer products.

     Customer service margins were 17.7% in 2002 compared to 19.1% in 2001. This margin decline was the result of an investment by the Company to increase the number of field service personnel in the first half of the year in order to support the installation and field service requirements of the Boston Market account which was acquired by the Company in 2001.

     Contract margins were 6.5% in 2002 versus 7.1% in 2001. This decline was due to slightly lower profit margins on certain fixed-price contracts in 2002 when compared to 2001. Margins in 2002 and 2001 were higher than anticipated due to additional profit recognized upon completion of certain contracts. The Company's fixed price contracts generally span multiple years, sometimes extending for as long as four to five years. The Company sometimes recognizes an additional profit on these fixed price contracts as the Company nears completion of the contract when the Company determines that its contract expenditures will be less than it had previously estimated. In 2002 and 2001, the primary reason for cost underruns was lower than anticipated overhead rates. Margins on the Company's Government contract business historically run between 5% and 6%. For the year ended December 31, 2002, the significant components of contract costs were 73% for labor and fringe benefits, 7% for supplies, and 5% for subcontract. For 2001, these costs were 73%, 9% and 3%, respectively of contract costs. The balance of contract costs for 2002 and 2001 included consulting, facilities, communications and corporate overhead costs.

     Selling, general and administrative expenses are virtually all related to the Company's Restaurant segment. Selling, general and administrative expenses were $19.5 million in 2002 versus $16.8 million in 2001, an increase of 16%. This occurred primarily in sales and marketing expenses and is directly related to the growth in product revenue. The Company increased its worldwide sales force, increased related travel expenses and incurred general inflationary increases in wages and benefits.

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

     Other income, net, was $815,000 in 2002 and includes rental income and foreign currency gains and losses. There were no significant variations in 2002 compared to 2001.

     Interest expense represents interest charged on the Company's short-term borrowing requirements from banks and from long-term debt. Interest expense declined 29% to $824,000 in 2002 primarily due to lower interest rates in 2002 compared to 2001.

     In 2002, the Company's effective tax rate was 25.2%, compared to 23.0% in 2001. The variance from the federal statutory rate was due to the extraterritorial income exclusion and the favorable resolution of certain tax matters with taxing authorities. These items were partially offset by a $329,000 valuation allowance against certain foreign tax credits, due to the fact that the Company anticipates these foreign tax credits would expire prior to utilization.

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

Liquidity and Capital Resources


     The Company's primary source of liquidity has been cash flow from operations and lines of credit with various banks. Cash provided by continuing operations was $3.3 million in 2003 compared to $4.1 million in 2002. In 2003, cash flow was generated primarily by operating profits. This was partially offset by an increase in accounts receivable due to the revenue growth experienced in the fourth quarter of 2003. In 2002, cash flow benefited from the operating profits for the period and a reduction in accounts receivable. The Company was able to improve its ability to collect trade receivables by adding staff and by implementing more stringent collection procedures. This was partially offset by an increase in Customer Service inventory requirements to support the Company's current product line and expanded customer base. In addition, there was an increase in finished goods inventory in anticipation of certain customer orders that were not delivered until the first quarter of 2003.

     Cash used in investing activities was $1.2 million for 2003 versus $1.7 million for 2002. In 2003, capital expenditures were $415,000 and were primarily for internal use software and upgrades to the Company's Customer Service facility. Capitalized software costs relating to software development of restaurant products were $809,000 in 2003. For 2002, capital expenditures were $916,000 and were primarily for the Restaurant segment, including internal use software and a phone system upgrade and for improvements to the Company's headquarters facility. Capitalized software costs were $790,000 in 2002.

     Cash used in financing activities was $1.8 million in 2003 and $2.8 million in 2002. During 2003, the Company reduced its short-term bank borrowings by $2.6 million and received $839,000 from the exercise of employee stock options. In 2002, the Company reduced its short-term bank borrowings by $5.1 million, and received $381,000 from the exercise of employee stock options. The Company also raised $1.9 million on the sale of treasury stock in 2002. The Company evaluates market conditions on an ongoing basis and may elect to repurchase shares of its common stock at times when the prevailing market conditions provide an opportunity for the Company to buy back its stock at a discounted rate as compared to book value.

     The Company has an aggregate of $20,000,000 in bank lines of credit. One line totaling $12,500,000 bears interest at the prime rate (4% at December 31,
2003) and is subject to loan covenants. These covenants include a debt to tangible net worth ratio of 1 to 1; working capital of at least $25 million; and a debt coverage ratio of 4 to 1. The availability of this facility is determined based on the amount of certain receivables and inventory. Specifically, the total amount of credit available under this facility at a given time is based on
(a) 80% of the Company's accounts receivable under 91 days outstanding attributable to the Company's Restaurant segment and (2) 40% of the Company's inventory, excluding work in progress. This line expires on April 30, 2005. The remaining line of $7,500,000 allows the Company, at its option, to borrow funds at the LIBOR rate plus the applicable interest rate spread (3.9% at December 31,
2003) or at the bank's prime lending rate. This facility contains certain loan covenants including a leverage ratio of not greater than 4 to 1 and a fixed charge coverage ratio of not less than 4 to 1. This line expires on October 30, 2005. Both lines are collateralized by certain accounts receivable and inventory. The Company was in compliance with all loan covenants as of December 31, 2003. At December 31, 2003, an aggregate of $6,989,000 was outstanding and an aggregate of $13,011,000 was available under these lines.

     The Company's has a $2.2 million mortgage loan on certain real estate. The Company's future principal payments under this mortgage are as follows (in 000's):

                    2004                     $     89
                    2005                           94
                    2006                           98
                    2007                          103
                    2008                          108
                    Thereafter                  1,689
                                             --------
                                             $  2,181
                                             ========

     The Company's future minimum obligations under non-cancelable operating leases are as follows (in 000's):

                    2004                     $  1,082
                    2005                          915
                    2006                          641
                    2007                          348
                    2008                          323
                    Thereafter                    445
                                             --------
                                             $  3,754
                                             ========

     Over the next twelve months, the Company anticipates that its capital requirements will be less than $2 million. The Company does not usually enter into long term contracts with its major restaurant customers. The Company commits to purchasing inventory from its suppliers based on a combination of internal forecasts and the actual orders from customers. This process, along with good relations with suppliers, minimizes the working capital investment required by the Company. While the Company lists two major customers, McDonald's and Yum!Brands, it sells to hundreds of individual franchisees of these corporations, each of which is individually responsible for its own debts. These broadly-made sales substantially reduce the impact on the Company's liquidity if one individual franchisee reduces the volume of its purchases from the Company in a given year. The Company, based on internal forecasts, believes its existing cash, line of credit facilities and its anticipated operating cash flow will be sufficient to meet its cash requirements through at least the next twelve months. However, the Company may be required, or could elect, to seek additional funding prior to that time. The Company's future capital requirements will depend on many factors, including its rate of revenue growth, the timing and extent of spending to support product development efforts, expansion of sales and marketing, the timing of introductions of new products and enhancements to existing products, and market acceptance of its products. The Company cannot assure that additional equity or debt financing will be available on acceptable terms or at all. The Company's sources of liquidity beyond twelve months, in management's opinion, will be its cash balances on hand at that time, funds provided by operations and whatever long-term credit facilities it can arrange.

Critical Accounting Policies

     The Company's consolidated financial statements are based on the application of accounting principles generally accepted in the United States of America (GAAP). GAAP requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. The Company believes its use of estimates and underlying accounting assumptions adhere to GAAP and are consistently applied. Valuations based on estimates are reviewed for reasonableness and adequacy on a consistent basis throughout the Company. Primary areas where financial information of the Company is subject to the use of estimates, assumptions and the application of judgment include revenues, accounts receivable, inventories, intangible assets and taxes.

     Revenue Recognition Policy

     The Company recognizes revenue generated by the Restaurant segment using the guidance from SEC Staff Accounting Bulletin No. 104, "Revenue Recognition" and the AICPA Statement of Position (SOP) 97-2, "Software Revenue Recognition," and other applicable revenue recognition guidance and interpretations. Product revenue in the Restaurant segment is generated from sales of the Company's standard Point-of-Sale systems. When the Company installs its restaurant systems (which primarily includes hardware or hardware and software) on behalf of its customers, the Company recognizes revenue from the sale of its restaurant systems upon delivery to the customer's site. For restaurant systems that are self-installed by the customer or an unrelated third party and for component sales or supplies, the Company recognizes revenue at the time of shipment. In addition to product sales, the Company may provide installation and training services, and also offers maintenance contracts to its customers. Installation and training service revenues are recognized as the services are performed. The Company's other service revenues in the Restaurant segment, consisting of support, field and depot repair, are provided to customers either on a time and materials basis or under its maintenance contracts. Services provided on a time and materials basis are recognized as the services are performed. Service revenues from maintenance contracts are deferred when billed and recognized ratably over the related contract period.

     The Company recognizes revenue in its Government segment using the guidance from SEC Staff Accounting Bulletin No. 104, "Revenue Recognition". The Company's contract revenues generated by the Government segment result primarily from contract services performed for the United States Government under a variety of costs-plus fee, time-and-material and fixed-price contracts. Revenue on cost-plus fixed fee contracts is recognized based on allowable costs for labor hours delivered, as well as other allowable costs plus the applicable fee. Revenue on time and material contracts is recognized by multiplying the number of direct labor-hours delivered in the performance of the contract by the contract billing rates and adding other direct costs as incurred. Revenue for fixed price contracts is recognized primarily on a straight-line basis over the life of the fixed-price contract. The Company's obligation under these contracts is simply to provide labor hours to conduct research or to staff facilities with no other deliverables or performance obligations. Anticipated losses on all contracts are recorded in full when identified. Unbilled accounts receivable are stated in the Company's financial statements at their estimated realizable value. Contract costs, including indirect expenses, are subject to audit and adjustment through negotiations between the Company and Government representatives.

     Accounts receivable

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

     Capitalized software development costs

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

     Goodwill

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets", (SFAS 142). The Company adopted SFAS 142 effective January 1, 2002. Under this standard, amortization of goodwill and certain intangible assets, including certain intangible assets recorded as a result of past business combinations, was discontinued upon the adoption of SFAS 142. Instead, all goodwill is tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. The Company has elected to annually test for impairment at December 31. There was no impairment of goodwill in 2003 or 2002.

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

Item 7A: Quantitative and Qualitative Disclosures about Market Risk

A DECLINE IN THE VOLUME OF PURCHASES MADE BY ANY ONE OF THE COMPANY'S MAJOR CUSTOMERS WOULD MATERIALLY ADVERSELY AFFECT OUR BUSINESS.

     A small number of customers has historically accounted for a majority of our net revenues in any given fiscal period. For the fiscal years ended December 31, 2003, 2002 and 2001, aggregate sales to our top two Restaurant segment customers, McDonald's and Yum!Brands, amounted to 50%, 51% and 51%, respectively, of total revenues. Most customers are not obligated to make any minimum level of future purchases from us or to provide us with binding forecasts of product purchases for any future period. In addition, major customers may elect to delay or otherwise change the timing of orders in a manner that could adversely affect quarterly and annual results of operations. There can be no assurance that our current customers will continue to place orders with us, or that we will be able to obtain orders from new customers.

AN INABILITY TO PRODUCE NEW PRODUCTS THAT KEEP PACE WITH TECHNOLOGICAL DEVELOPMENTS AND CHANGING MARKET CONDITIONS COULD RESULT IN A LOSS OF MARKET SHARE.

     The products we sell are subject to rapid and continual technological change. The products that are available from our competitors have increasingly offered a wider range of features and capabilities. We believe that in order to compete effectively we must provide compatible systems incorporating new technologies at competitive prices. There can be no assurance that we will be able to continue funding research and development at levels sufficient to enhance our current product offerings, or that the Company will be able to develop and introduce on a timely basis new products that keep pace with technological developments and emerging industry standards and address the evolving needs of customers. There can also be no assurance that we will not experience difficulties that will result in delaying or preventing the successful development, introduction and marketing of new products in our existing markets, or that our new products and product enhancements will adequately meet the requirements of the marketplace or achieve any significant degree of market acceptance. Likewise, there can be no assurance as to the acceptance of our products in new markets, nor can there be any assurance as to the success of our penetration of these markets, or to the revenue or profit margins with respect to these products. If any of our competitors were to introduce superior software products at competitive prices, or if our software products no longer met the needs of the marketplace due to technological developments and emerging industry standards, our software products may no longer retain any significant market share. If this were to occur, we could be required to record a charge against capitalized software costs, which amount to $1.8 million as of December 31, 2003.

WE GENERATE MUCH OF OUR REVENUE FROM THE QUICK SERVICE RESTAURANT INDUSTRY AND THEREFORE ARE SUBJECT TO DECREASED REVENUES IN THE EVENT OF A DOWNTURN EITHER IN THAT INDUSTRY OR IN THE ECONOMY AS A WHOLE.

     For the years ended December 31, 2003, 2002 and 2001, we derived 70%, 72% and 73%, respectively, of our net revenues from the restaurant industry, primarily the Quick Service Restaurant (QSR) industry. Consequently, our restaurant technology product sales are dependent in large part on the health of the QSR industry, which in turn is dependent on the domestic and international economy, as well as factors such as consumer buying preferences and weather conditions. Instabilities or downturns in the restaurant market could disproportionately impact our revenues, as clients may either exit the industry or delay, cancel or reduce planned expenditures for our products. Although we believe we can assist the QSR sector of the restaurant industry in a competitive environment, given the cyclical nature of that industry, there can be no assurance that our profitability and growth will continue.

WE DERIVE A PORTION OF OUR REVENUE FROM GOVERNMENT CONTRACTS, WHICH CONTAIN PROVISIONS UNIQUE TO PUBLIC SECTOR CUSTOMERS, INCLUDING THE GOVERNMENT'S RIGHT TO MODIFY OR TERMINATE THESE CONTRACTS AT ANY TIME.

     For the fiscal years ended December 31, 2003, 2002 and 2001, we derived 30%, 28% and 27%, respectively, of our net revenues from contracts to provide technical products and services to United States Government agencies and defense contractors. Contracts with United States Government agencies typically provide that such contracts are terminable at the convenience of the Government. If the Government terminated a contract on this basis, we would be entitled to receive payment for our allowable costs and, in general, a proportionate share of our fee or profit for work actually performed. Most U.S. Government contracts are also subject to modification or termination in the event of changes in funding. As such, we may perform work prior to formal authorization, or the contract prices may be adjusted for increased work scope or change orders. Termination or modification of a substantial number of our U.S. Government contracts could have a material adverse effect on our business, financial condition and results of operations.

     We perform work for the United States Government pursuant to firm fixed-price, cost-plus fixed fee and time-and-material, prime contracts and subcontracts. The majority of our Government contracts are either firm fixed-price/time-and-material, or cost-plus fixed fee contracts. Approximately 72% of the revenue that we derived from Government contracts for the year ended December 31, 2003 came from firm fixed-price or time-and-material contracts. The balance of the revenue that we derived from Government contracts in 2003 primarily came from cost-plus fixed fee contracts. Most of our contracts are for one-year to five-year terms.

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

     There are currently five major suppliers who offer restaurant management systems similar to ours. Some of these competitors are larger than PAR and have access to substantially greater financial and other resources and, consequently, may be able to obtain more favorable terms than we can for components and subassemblies incorporated into their restaurant technology products. The rapid rate of technological change in the restaurant market makes it likely that we will face competition from new products designed by companies not currently competing with us. Such products may have features not currently available on our restaurant products. We believe that our competitive ability depends on our total solution offering, our product development and systems integration capability, our direct sales force and our Customer Service organization. There is no assurance, however, that we will be able to compete effectively in the restaurant technology market in the future.

     Our Government contracting business has been focused on niche offerings, primarily signal and image processing, I/T outsourcing and engineering services. Many of our competitors are, or are subsidiaries of, companies such as Lockheed-Martin, Raytheon, Northrop-Grumman, BAE, Harris, Boeing and SAIC. These companies are larger and have substantially greater financial resources than we do. We also compete with smaller companies that target particular segments of the Government market. These companies may be better positioned to obtain contracts through competitive proposals. Consequently, there are no assurances that we will continue to win Government contracts as a prime contractor or subcontractor.

WE MAY NOT BE ABLE TO MEET THE UNIQUE OPERATIONAL, LEGAL AND FINANCIAL CHALLENGES THAT RELATE TO OUR INTERNATIONAL OPERATIONS, WHICH MAY LIMIT THE GROWTH OF OUR BUSINESS.

     For the years ended December 31, 2003, 2002 and 2001, our net revenues from sales outside the United States were 11%, 11% and 14%, respectively, of the Company's net revenues. We anticipate that international sales will continue to account for a significant portion of sales. We intend to continue to expand our operations outside the United States and to enter additional international markets, which will require significant management attention and financial resources. Our operating results are subject to the risks inherent in international sales, including, but not limited to, regulatory requirements, political and economic changes and disruptions, geopolitical disputes and war, transportation delays, difficulties in staffing and managing foreign sales operations, and potentially adverse tax consequences. In addition, fluctuations in exchange rates may render our products less competitive relative to local product offerings, or could result in foreign exchange losses, depending upon the currency in which we sell our products. There can be no assurance that these factors will not have a material adverse effect on our future international sales and, consequently, on our operating results.

INFLATION

     Inflation had little effect on revenues and related costs during 2003. Management anticipates that margins will be maintained at acceptable levels to minimize the effects of inflation, if any.

INTEREST RATES

     As of December 31, 2003, the Company has $2.2 million in variable long-term debt and $7.0 million in variable short-term debt. The Company believes that adverse change in interest rates of 100 basis points would not have a material impact on our business, financial conditions, results of operations or cash flows.

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

Item 8: Financial Statements and Supplementary Data

     The Company's 2003 Consolidated financial statements, together with the report thereon of KPMG LLP dated February 20, 2004, and the report of PricewaterhouseCoopers LLP dated March 28, 2003 are included elsewhere herein. See Item 15 for a list of Financial Statements and Financial Statement Schedule.

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     On July 23, 2003, the Audit Committee of our Board of Directors authorized management of PAR Technology Corporation to seek proposals from accounting firms interested in replacing PricewaterhouseCoopers LLP as our independent accountants. On August 21, 2003 PricewaterhouseCoopers LLP resigned. The Company engaged KPMG LLP as its independent public accountants as of October 9, 2003. During the two recent fiscal years and prior to and through October 9, 2003 the Company had not consulted with KPMG LLP regarding any of the matters or events set forth in Item 304 (a) (2) (i) and (ii) of Regulation S-K.

     The reports of PricewaterhouseCoopers LLP as of December 31, 2002 and for each of the fiscal years ended December 31, 2001 and 2002, contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

     In July 2003, PricewaterhouseCoopers LLP delivered it management letter to, and discussed it with, Management and the Audit Committee. The management letter is the formal means by which PricewaterhouseCoopers LLP reports to us its findings, developed as a result of its annual audit, with regard to accounting policies, procedures and controls. In this management letter PricewaterhouseCoopers LLP stated its belief that material weaknesses existed at this time of the audit with respect to the Company's revenue recognition practices that ultimately resulted in the previously reported restatement. In the management letter, PricewaterhouseCoopers LLP also made recommendations regarding systems and procedures relating to revenue recognition.

     While the Company did not agree with PricewaterhouseCoopers LLP's determination that the business practices in place led to the restatement or constituted a material weakness in the policies, procedures and controls, the Company has implemented all of the recommendations made by PricewaterhouseCoopers LLP in their management letter.

Item 9A: Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

     As of December 31, 2003, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Exchange Act Rule 15d-14(c). Based upon the evaluation, the Company's President and Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure and procedures are effective in enabling the Company to identify, process, record and report information required to be included in the Company's periodic SEC filings within the required time period.

(b) Changes in Internal Controls.

     There was no significant change in the Company's internal controls over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, such internal controls over financial reporting.

                                    PART III

Item 10:      Directors and Executive Officers of the Registrant

The directors and executive officers of the Company and their respective ages and positions are:

            Name                               Age                                   Position
------------------------------                 ---              ---------------------------------------------------

Dr. John W. Sammon, Jr.                         64              Chairman, President and Chief Executive Officer,
                                                                PAR Technology Corporation

Charles A. Constantino                          64              Executive Vice President and Director,
                                                                PAR Technology Corporation

Sangwoo Ahn                                     65              Director, PAR Technology Corporation

J. Whitney Haney                                69              Director, PAR Technology Corporation

James A. Simms                                  44              Director, PAR Technology Corporation

Gregory T. Cortese                              54              Chief Executive Officer & President ParTech, Inc.,
                                                                General Counsel and Secretary,
                                                                PAR Technology Corporation

Albert Lane, Jr.                                62              President, PAR Government Systems Corporation
                                                                and Rome Research Corporation

Ronald J. Casciano                              50              Vice President, Chief Financial Officer
                                                                and Treasurer,
                                                                PAR Technology Corporation


Other senior officers and significant employees of the Company and their respective ages and positions are:

            Name                               Age                                   Position
------------------------------                 ---              ---------------------------------------------------

Raymond E. Barnes                              56               Vice President, POS Systems Development,
                                                                ParTech, Inc.

Edward Bohling                                 44               Vice President, Information
                                                                Systems and Technology,
                                                                PAR Government Systems Corporation

Linda D. Brewer                                47               Vice President, Pacific/West Coast Operations
                                                                Rome Research Corporation

Louis Brown                                    53               Vice President, World Wide Sales,
                                                                ParTech, Inc.


            Name                               Age                                   Position
------------------------------                 ---              ---------------------------------------------------

William P. Gaines                              47               Senior Director, Finance/Controller
                                                                PAR Government Systems Corporation

Kenneth M. Giffune                             55               Vice President, Human Resources
                                                                PAR Technology Corporation

Sam Y. Hua                                     42               Vice President and Chief Technical Officer
                                                                ParTech, Inc.

Thomas A. Lindsay                              52               Vice President, New Business,
                                                                Rome Research Corporation

Fred A. Matrulli                               58               Vice President, Operations/
                                                                Logistic Management Systems,
                                                                PAR Government Systems Corporation

Roger P. McReynolds                            58               Vice President, Chief Quality Officer,
                                                                ParTech, Inc.

Hector Melendez                                54               Vice President, Plans,
                                                                Rome Research Corporation

Victor Melnikow                                46               Vice President, & General Manager,
                                                                Rome Research Corporation

E. John Mohler                                 60               Vice President, Business Development,
                                                                Logistic Management Systems,
                                                                PAR Government Systems Corporation

Viola A. Murdock                               47               Senior Corporate Counsel,
                                                                PAR Technology Corporation

John W. Sammon III                             33               Vice President and General Manger,
                                                                Logistic Management Systems,
                                                                PAR Government Systems Corporation

Samuel S. Talaba                               47               Controller,
                                                                ParTech, Inc.

Jerry F. Weimar                                47               Vice President, Special Projects,
                                                                ParTech, Inc.

William J. Williams                            42               Vice President, Operations,
                                                                ParTech, Inc.

Stanley A. Zysk, Jr.                           57               Vice President, Quality Software Assurance,
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

     The principal occupations for the last five years of the directors, executive officers, and other significant employees of the Company are as follows:

     Dr. John W. Sammon, Jr. is the founder of the Company and has been the Chairman, President and Chief Executive Officer since its incorporation in 1968.

     Mr. Charles A. Constantino has been a director of the Company since 1971 and Executive Vice President since 1974.

     Mr. Sangwoo Ahn was appointed a director of the Company in March, 1986. Mr. Ahn is the Chairman of the Board, Quaker Fabric Corp. since 1993 and previously was the partner of Morgan, Lewis, Githens & Ahn.

     Mr. J. Whitney Haney has been a director of the Company since 1988.

     Mr. James A. Simms was appointed a director of the Company in October, 2001. Mr. Simms is currently a senior investment banker with Adams, Harkness & Hill, Inc. and has held this position since 1997.

     Mr. Gregory T. Cortese was named President, ParTech, Inc. in June 2000 in addition to General Counsel and Secretary of PAR Technology Corporation. Previously, Mr. Cortese was the Vice President, Law and Strategic Development since 1998.

     Mr. Albert Lane, Jr. was appointed to President, Rome Research Corporation in 1988. Mr. Lane was additionally appointed President of PAR Government Systems Corporation in 1997.

    Mr. Ronald J. Casciano, CPA, was promoted to Vice President, Chief Financial Officer, Treasurer of PAR Technology Corporation in June, 1995.

     Mr. Raymond E. Barnes was promoted to Vice President, POS Systems Development of ParTech, Inc. in 1998.

     Mr. Edward Bohling was promoted to Vice President, Information Systems and Technology of PAR Government Systems Corporation in 1998.

     Ms. Linda D. Brewer was promoted to Vice President of Pacific/West Coast Operations of Rome Research Corporation in January 2002. Prior to this position, Ms. Brewer was Director of Pacific/West Coast Operations for Rome Research Corporation.

     Mr.  Louis  Brown was  promoted  to Vice  President,  World  Wide Sales for
ParTech, Inc. in December 2001. Previously, Mr. Brown was the Director, New Business Development of ParTech, Inc.

     Mr. William Gaines was promoted to Senior Director, Finance/Controller of PAR Government Systems Corporation in 2002. Previously, Mr. Gaines was Director of Accounting of PAR Government Systems Corporation.

     Dr. Kenneth M. Giffune, Ed.D was appointed Vice President of Human Resources for PAR Technology Corporation in July 1995.

     Mr. Sam Y. Hua was promoted to Vice President and Chief Technical Officer of ParTech, Inc. in 1998.

     Mr. Thomas A. Lindsay was promoted to Vice President, New Business in September 2003 for Rome Research Corporation. Previously, Mr. Lindsay was Director of Marketing for Rome Research Corporation.

     Mr.  Fred  A.  Matrulli  was  named  Vice  President,   Operations/Logistic
Management Systems of PAR Government Systems Corporation, in 1998.

     Mr. Roger P. McReynolds was appointed Vice President, Chief Quality Officer of ParTech, Inc. in February 2002. Previously, Mr. McReynolds was Vice President of Operations for ParTech, Inc.

     Mr. Hector Melendez was appointed to Vice President, Plans in February, 2002. Mr. Melendez joined Rome Research Corporation in April 2001 as Vice President. Previously, he was a Director of Communication Infrastructure in the United States Marine Corps.

     Mr. Victor Melnikow was promoted to Vice President & General Manager for Rome Research Corporation in September 2003. Previously, Mr. Melnikow held the position of Vice President, Finance of Rome Research Corporation.

     Mr. E. John Mohler was promoted to Vice President, Business Development, Logistic Management Systems of PAR Government Systems in 2002. Previously Mr. Mohler held the position of Vice President, Logistic Management Systems of PAR Government Systems Corporation.

     Ms. Viola A. Murdock was promoted to Senior Corporate Counsel for PAR Technology Corporation in 1996.

     Mr. John Sammon III was named Vice President and General Manager, Logistic Management Systems of PAR Government Systems in 2003. Prior to this position he was Director, Logistic Management Systems of PAR Government Systems Corporation.

     Mr. Samuel Talaba was named Controller of ParTech, Inc. in 1997.

     Mr. Jerry F. Weimar was promoted to Vice President, Special Project of ParTech, Inc.in 2002. Prior to that, he held the position of VP, Professional Services of ParTech, Inc.

     Mr. William J. Williams was promoted to Vice President, Operations of ParTech, Inc. in 2002. Prior to this position, Mr. Williams was the Vice President, Manufacturing of ParTech, Inc.

     Mr. Stanley A. Zysk, Jr. was named Vice President, Quality Software Assurance of ParTech, Inc.in May 2003. Previously, Mr. Zysk previously held the position of Vice President of Product Management for ParTech, Inc.

Item 11: Executive Compensation

     The information required by this item will appear under the caption "Executive Compensation" in our 2003 definitive proxy statement for the annual meeting of stockholders on May 27, 2004 and is incorporated herein by reference.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The information required by this item will appear under the caption "Security Ownership Of Management And Certain Beneficial Owners" in our 2003 definitive proxy statement for the annual meeting of stockholders on May 27, 2004 and is incorporated herein by reference.

Item 13: Certain Relationships and Related Transactions

     The information required by this item will appear under the caption "Executive Compensation" in our 2003 definitive proxy statement for the annual meeting of stockholders on May 27, 2004 and is incorporated herein by reference.

Item 14: Statement of Fees Paid to Independent Auditors

     The response to this item will appear under the caption "Statement of Fees Paid to Independent Auditors" in our 2003 definitive proxy statement for the annual meeting of stockholders to be held on May 27, 2004 and is incorporated herein by reference.

                                     PART IV

Item 15: Exhibits, Financial Statement Schedules, and Reports on Form 8-K


(a) Documents filed as a part of the Form 10-K

       (1)    Financial Statements:

              Reports of Independent Accountants
              Consolidated Balance Sheets at December 31, 2003 and 2002 Consolidated Statements of Income for the three years ended December 31, 2003
              Consolidated Statements of Comprehensive Income for the three years ended December 31, 2003
              Consolidated Statements of Changes in Shareholders' Equity for the three years ended December 31, 2003
              Consolidated Statements of Cash Flows for the three years ended December 31, 2003
              Notes to Consolidated Financial Statements

       (2) Financial Statement Schedule:

              Valuation and Qualifying Accounts and Reserves

 Reports on Form 8-K

             On October 14, 2003, PAR Technology Corporation filed a report on Form 8-K pursuant to Item 4 (Changes in Registrant's Certifying Accountant) of that Form relating to the engagement of KPMG LLP as the Company's independent accounts.

             On October 30, 2003, PAR Technology Corporation furnished a report on Form 8-K pursuant to Item 9 (Regulation FD Disclosure) of that Form relating to its financial information for the quarter ended September 30, 2003, as presented in a press release October 30, 2003 and furnished thereto as an exhibit.

 (c)   Exhibits

       See list of exhibits on page 73.

(d)    Financial statement schedules
       See (a)(2) above.

                          Independent Auditors' Report



The Board of Directors and Shareholders
PAR Technology Corporation:



We have audited the consolidated financial statements of PAR Technology Corporation and subsidiaries as of and for the year ended December 31, 2003, as listed in the accompanying index. In connection with our audit of the consolidated financial statements, we also have audited the financial statement schedule as of and for the year ended December 31, 2003, as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2003 consolidated financial statements referred to above present fairly, in all material respects, the financial position of PAR Technology Corporation and subsidiaries as of December 31, 2003, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule as of and for the year ended December 31, 2003, when considered in relation to the basic 2003 consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




KPMG LLP


Syracuse, New York
February 20, 2004

                         Report of Independent Auditors




The Board of Directors and Shareholders
PAR Technology Corporation:



In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1), present fairly, in all material respects, the financial position of PAR Technology Corporation and its Subsidiaries at December 31, 2002, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2), presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



PricewaterhouseCoopers LLP



Syracuse, New York
March 28, 2003

                           CONSOLIDATED BALANCE SHEETS
                       (In Thousands Except Share Amounts)

                                                                 December 31,
                                                            --------------------
                                                              2003        2002
                                                            --------   ---------
Assets
Current assets:
     Cash ...............................................   $  1,467   $    490
     Accounts receivable-net (Note 3) ...................     31,876     25,843
     Inventories-net (Note 4) ...........................     31,894     34,274
     Deferred income taxes (Note 8) .....................      6,486      5,766
     Other current assets ...............................      2,472      2,638
     Total assets of discontinued operation (Note 2) ....         20         59
                                                            --------   --------
         Total current assets ...........................     74,215     69,070

Property, plant and equipment - net (Note 5) ............      7,240      8,455
Deferred income taxes (Note 8) ..........................      2,857      4,386
Other assets ............................................      2,855      3,211
                                                            --------   --------
                                                            $ 87,167   $ 85,122
                                                            ========   ========

Liabilities and Shareholders' Equity
Current liabilities:
     Current portion of long-term debt ..................   $     89   $     85
     Borrowings under lines of credit ...................      6,989      9,549
     Accounts payable ...................................      8,301      8,371
     Accrued salaries and benefits ......................      5,461      4,615
     Accrued expenses ...................................      2,471      2,077
     Deferred service revenue ...........................      5,947      6,704
     Total liabilities of discontinued operation (Note 2)        578        342
                                                            --------   --------
         Total current liabilities ......................     29,836     31,743
                                                            --------   --------
Long-term debt (Note 6) .................................      2,092      2,181
                                                            --------   --------
Commitments and contingent liabilities (Notes 5 and 10)
Shareholders' Equity (Note 7):

     Preferred stock, $.02 par value,
       1,000,000 shares authorized ......................       --          --
     Common stock, $.02 par value,
       19,000,000 shares authorized;
       9,966,062 and 9,770,262 shares issued;
       8,555,375 and 8,359,575 outstanding ..............        199        195
     Capital in excess of par value .....................     29,761     28,926
     Retained earnings ..................................     32,375     29,946
     Accumulated other comprehensive loss ...............        (43)      (816)
     Treasury stock, at cost,
         1,410,687 shares ...............................     (7,053)    (7,053)
                                                            --------   --------
         Total shareholders' equity .....................     55,239     51,198
                                                            --------   --------
                                                            $ 87,167   $ 85,122
                                                            ========   ========

See accompanying notes to consolidated financial statements

                        CONSOLIDATED STATEMENTS OF INCOME
                     (In Thousands Except Per Share Amounts)


                                                       Year ended December 31,
                                                 ----------------------------------
                                                    2003        2002         2001
                                                ---------    ---------    ---------

Net revenues:
     Product ................................   $  60,223    $  59,153    $  50,272
     Service ................................      37,865       36,553       33,572
     Contract ...............................      41,682       37,975       30,510
                                                ---------    ---------    ---------
                                                  139,770      133,681      114,354
                                                ---------    ---------    ---------
Costs of sales:
     Product ................................      39,024       39,643       33,506
     Service ................................      32,140       30,081       27,163
     Contract ...............................      39,613       35,501       28,332
                                                ---------    ---------    ---------
                                                  110,777      105,225       89,001
                                                ---------    ---------    ---------
           Gross margin .....................      28,993       28,456       25,353
                                                ---------    ---------    ---------
Operating expenses:
     Selling, general and administrative ....      19,340       19,540       16,774
     Research and development ...............       5,310        5,400        5,565
                                                ---------    ---------    ---------
                                                   24,650       24,940       22,339
                                                ---------    ---------    ---------
Operating income from continuing operations .       4,343        3,516        3,014
Other income, net ...........................         582          815          848
Interest expense ............................        (540)        (824)      (1,161)
                                                ---------    ---------    ---------

Income from continuing operations
  before provision for income taxes .........       4,385        3,507        2,701
Provision for income taxes (Note 8) .........      (1,593)        (884)        (621)
                                                ---------    ---------    ---------
Income from continuing operations ...........       2,792        2,623        2,080
                                                ---------    ---------    ---------
Discontinued operations:
     Loss from operations of
        discontinued component (including
        loss on disposal of $830,000 in 2002)        (570)      (2,516)      (2,335)
     Income tax benefit .....................         207          634          537
                                                ---------    ---------    ---------
     Loss from discontinued operations ......        (363)      (1,882)      (1,798)
                                                ---------    ---------    ---------
Net income ..................................   $   2,429    $     741    $     282
                                                =========    =========    =========



                                    Continued

                     (In Thousands Except Per Share Amounts)


                                               Year ended December 31,
                                         ----------------------------------
                                            2003         2002        2001
                                         ---------    ---------    --------
Earnings per share:
Basic:

     Income from continuing operations   $     .33    $     .33    $    .27
     Loss from discontinued operations   $    (.04)   $    (.24)   $   (.23)
           Net income ................   $     .29    $     .09    $    .04
Diluted:
     Income from continuing operations   $     .32    $     .32    $    .27
     Loss from discontinued operations   $    (.04)   $    (.23)   $   (.23)
           Net income ................   $     .27    $     .09    $    .04
Weighted average shares outstanding
     Basic ...........................       8,438        7,934       7,726
                                         =========    =========    ========
     Diluted .........................       8,861        8,315       7,799
                                         =========    =========    ========




See accompanying notes to consolidated financial statements



                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In Thousands)


                                                  Year ended December 31,
                                                -------------------------
                                                  2003     2002     2001
                                                --------  ------   ------

Net income ...................................   $2,429   $  741   $  282
Other comprehensive income (loss), net of tax:
     Foreign currency translation adjustments       773      625     (238)
                                                 ------   ------   ------
Comprehensive income .........................   $3,202   $1,366   $   44
                                                 ======   ======   ======





See accompanying notes to consolidated financial statements

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


                                                                                      Accumulated                         Total
                                         Common Stock        Capital in                  Other       Treasury Stock   Shareholders'
                                         ------------        excess of    Retained   Comprehensive   ---------------  ------------
(In Thousands)                      Shares        Amount     Par Value    Earnings   Income (Loss)   Shares    Amount     Equity
                                    ------        ------     ---------    --------   ------------    ------    ------     ------
Balance at
December 31, 2000,                     9,517    $   190      $  28,071   $  28,923   $    (1,203)     (1,794) $ (8,969)  $  47,012
Net income                                                                     282                                             282
Issuance of common stock upon the
  exercise of stock options (Note 7)     157          3            470                                                         473
Translation adjustments                                                                     (238)                             (238)
                                    --------    -------      ---------   ---------   -----------   ---------  --------   ---------
Balance at
   December 31, 2001,                  9,674        193         28,541      29,205        (1,441)     (1,794)   (8,969)     47,529
Net income                                                                     741                                             741
Sale of treasury stock, net                                          6                                   383     1,916       1,922
Issuance of common stock upon the
  exercise of stock options (Note 7)      96          2            379                                                         381
Translation adjustments                                                                      625                               625
                                    --------    -------      ---------   ---------   -----------   ---------  --------   ---------
Balance at
   December 31, 2002                   9,770        195         28,926      29,946          (816)     (1,411)   (7,053)     51,198
Net income                                                                   2,429                                           2,429
Issuance of common stock upon the
  exercise of stock options (Note 7)     196          4            835                                                         839
Translation adjustments                                                                      773                               773
                                   --------    -------      ---------   ---------   -----------   ---------  --------    ---------
Balance at
   December 31, 2003                   9,966    $   199      $  29,761   $  32,375   $       (43)     (1,411) $ (7,053)  $  55,239
                                    ========    ========     =========   =========   ===========   =========  ========   =========




See accompanying notes to consolidated financial statements


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)


                                                            Year ended December 31,
                                                     ---------------------------------
                                                         2003       2002        2001
                                                     ---------   ---------   ---------
Cash flows from operating activities:
   Net income ....................................   $  2,429    $    741    $    282
   Adjustments to reconcile net income to net
     cash provided by operating activities:
      Net loss from discontinued operations ......        363       1,882       1,798
      Depreciation and amortization ..............      2,815       2,894       3,156
      Provision for bad debts ....................        968       1,491       1,299
      Provision for obsolete inventory ...........      2,957       2,321         590
      Deferred income tax ........................        809         544        (240)
      Changes in operating assets and liabilities:
        Accounts receivable ......................     (7,001)      6,045      (5,982)
        Inventories ..............................       (577)    (10,454)       (103)
        Income tax refund claims .................       --            95         638
        Other current assets .....................        166         596      (1,352)
        Other assets .............................        (20)        (24)        (22)
        Accounts payable .........................        (70)     (2,611)      2,226
        Accrued salaries and benefits ............        846         292         477
        Accrued expenses .........................        394        (197)       (491)
        Deferred service revenue .................       (757)        493        (518)
                                                     --------    --------    --------
         Net cash provided by continuing
          operating activities ...................      3,322       4,108       1,758
         Net cash used in discontinued operations         (88)       (580)     (1,829)
                                                     --------    --------    --------
         Net cash provided (used) by
          operating activities ...................      3,234       3,528         (71)
                                                     --------    --------    --------
Cash flows from investing activities:
   Capital expenditures ..........................       (415)       (916)       (517)
   Capitalization of software costs ..............       (809)       (790)       (742)
                                                     --------    --------    --------
         Net cash used in investing activities ...     (1,224)     (1,706)     (1,259)
                                                     --------    --------    --------
Cash flows from financing activities:
   Net borrowings (payments) under
     line-of-credit agreements ...................     (2,560)     (5,082)        830
   Payments of long-term debt ....................        (85)        (57)        (55)
   Net proceeds from the sale of treasury stock ..       --         1,922        --
   Proceeds from the exercise of stock options ...        839         381         473
                                                     --------    --------    --------
         Net cash provided (used) by
          financing activities ...................     (1,806)     (2,836)      1,248
                                                     --------    --------    --------


                                    Continued

                                 (In Thousands)

                                                 Year ended December 31,
                                              ----------------------------
                                                 2003      2002      2001
                                              --------  --------   -------

Effect of exchange rate changes on cash and
  cash equivalents ........................       773       625       (238)
                                              -------   -------    -------
Net increase (decrease) in cash
  and cash equivalents ....................       977      (389)      (320)
Cash and cash equivalents at
  beginning of year .......................       490       879      1,199
                                              -------   -------    -------
Cash and cash equivalents at
  end of year .............................   $ 1,467   $   490    $   879
                                              =======   =======    =======





Supplemental  disclosures  of cash flow  information:
Cash paid during the year for:

  Interest                                    $   553   $   848    $1,095
  Income taxes, net of refunds                    291       101      (543)




See accompanying notes to consolidated financial statements

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

Revenue recognition

     The Company recognizes revenue generated by the Restaurant segment using the guidance from SEC Staff Accounting Bulletin No. 104, "Revenue Recognition" and the AICPA Statement of Position (SOP) 97-2, "Software Revenue Recognition," and other applicable revenue recognition guidance and interpretations. Product revenue consists of sales of the Company's standard Point-of-Sale systems of the Restaurant segment. The Company recognizes revenue from the sale of complete restaurant systems (which primarily includes hardware or hardware and software) upon delivery to the customer site. For restaurant systems that are self-installed by the customer or an unrelated third party and for component sales or supplies, the Company recognizes revenue at the time of shipment. In addition to product sales, the Company may provide installation and training services, and also offers maintenance contracts to its customers. Installation and training service revenues are recognized as the services are performed. The Company's other service revenues, consisting of support, field and depot repair, are provided to customers either on a time and materials basis or under its maintenance contracts. Services provided on a time and materials basis are recognized as the services are performed. Service revenues from maintenance contracts are deferred when billed and recognized ratably over the related contract period.

     The Company recognizes revenue in its Government segment using the guidance from SEC Staff Accounting Bulletin No. 104, "Revenue Recognition." The Company's contract revenues generated by the Government segment result primarily from contract services performed for the United States Government under a variety of costs-plus fee, time-and-material and fixed-price contracts. Revenue on cost-plus fixed fee contracts is recognized based on allowable costs for labor hours delivered, as well as other allowable costs plus the applicable fee. Revenue on time and material contracts is recognized by multiplying the number of direct labor-hours delivered in the performance of the contract by the contract billing rates and adding other direct costs as incurred. Revenue for fixed price contracts is recognized primarily on a straight-line basis over the life of the fixed-price contract. The Company's obligation under these contracts is simply to provide labor hours to conduct research or to staff facilities with no other deliverables or performance obligations. Anticipated losses on all contracts are recorded in full when identified. Unbilled accounts receivable are stated in the Company's financial statements at their estimated realizable value. Contract costs, including indirect expenses, are subject to audit and adjustment through negotiations between the Company and Government representatives.

Statement of cash flows

     For purposes of reporting cash flows, the Company considers all highly liquid investments, purchased with a remaining maturity of three months or less, to be cash equivalents. The effect of changes in foreign-exchange rates on cash balances is not significant.

 Accounts receivable - Allowance for doubtful accounts

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

 Warranties

     The Company's products are sold with a standard warranty for defects in material and workmanship. The standard warranty offered by the Company is for one year, although certain sales have shorter warranty periods. The Company establishes an accrual for estimated warranty costs at the time revenue is recognized on the sale. This estimate is based on projected product reliability using historical performance data.

     The changes in the product warranty liability for the years ended December 31, are summarized as follows (in thousands):

                                                          2003       2002
                                                        --------   --------

Balance at beginning of year ........................   $  (560)   $  (388)
Provision for warranties issued during the year .....    (1,009)    (1,540)

Settlements made (in cash or in kind) during the year     1,075      1,368
                                                        -------    -------
Balance at end of year ..............................   $  (494)   $  (560)
                                                        =======    =======


Income taxes

     The provision for income taxes is based upon pretax earnings with deferred income taxes provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. The Company records a valuation allowance when necessary to reduce deferred tax assets to their net realizable amounts. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Foreign currency

     The assets and liabilities for the Company's international operations are translated into U.S. dollars using year-end exchange rates. Income statement items are translated at average exchange rates prevailing during the year. The resulting translation adjustments are recorded as a separate component of shareholders' equity under the heading Accumulated Other Comprehensive Loss. Exchange gains and losses on intercompany balances of a long-term investment nature are also recorded as a translation adjustment and are included in Accumulated Other Comprehensive Income (Loss). Foreign currency transaction gains and losses, which historically have not been significant, are included in net income.

Capitalized software development costs

     The Company capitalizes certain costs related to the development of computer software used in its Restaurant products segment under the requirements of Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed". Software development costs incurred prior to establishing technological feasibility are charged to operations and included in research and development costs. Software development costs incurred after establishing feasibility are capitalized and amortized on a product-by-product basis when the product is available for general release to customers. The unamortized computer software costs included in other assets amounted to $1,772,000 and $2,148,000 at December 31, 2003 and 2002, respectively. Annual amortization, charged to cost of sales, is computed using the straight-line method over the remaining estimated economic life of the product, generally three years. Amortization of capitalized software costs amounted to $1,185,000, $1,098,000 and $1,376,000 in 2003, 2002, and 2001,
respectively.

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

     Had compensation cost for the Company's stock-based compensation plans and other transactions been determined based on the fair values at the fiscal year 2003, 2002 and 2001 grant dates for those awards, consistent with the requirements of SFAS 123, "Accounting for Stock-Based Compensation", the Company's net income and earnings per share would have been adjusted to the proforma amounts indicated below (in thousands, except per share data):

                                         2003      2002      2001
                                      --------   -------   -------

     Net income ...................   $ 2,429    $   741   $   282
     Compensation benefit (expense)      (118)       117      (278)
                                      -------    -------   -------
     Proforma net income ..........   $ 2,311    $   858   $     4
                                      =======    =======   =======

Earnings per share:
     As reported   -- Basic .......   $   .29    $   .09   $   .04
                   -- Diluted .....   $   .27    $   .09   $   .04

     Proforma      -- Basic .......   $   .27    $   .11   $   --
                   -- Diluted .....   $   .26    $   .10   $   --


     The estimated weighted average fair value of options granted is $1.52, $1.10 and $.62 for 2003, 2002 and 2001, respectively.

     The fair value of these  options was estimated at the date of grant using a
Black-Scholes   option  pricing  model  with  the  following   weighted  average
assumptions for 2003, 2002 and 2001:

                                         2003           2002         2001
                                         ----           ----         ----

    Risk-free interest rate              2.0%           4.2%           3.8%
    Dividend yield                       N/A            N/A             N/A
    Volatility factor                   44%            44%            42%
    Expected option life              5 Years       6 Years        7.5 Years


     In management's opinion the existing models do not necessarily provide a reliable measure of the fair value of its stock options because the Company's stock options have characteristics significantly different from those of traded options for which the Black-Scholes model was developed, and because of changes in the subjective assumptions can materially affect fair value estimate.

Earnings per share

     Earnings per share are calculated in accordance with Statement of Financial Accounting Standards No. 128 "Earnings per Share", which specifies the computation,  presentation,  and disclosure  requirements for earnings per share
(EPS). It requires the presentation of basic and diluted EPS. Basic EPS excludes all dilution and is based upon the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock.

     The  following  is  a   reconciliation   of  the  weighted  average  shares
outstanding for the basic and diluted EPS computations (In Thousands Except Share and Per Share Data):

                                                2003     2002     2001
                                               ------   ------   ------

Net income .................................   $2,429   $  741   $  282
                                               ======   ======   ======

Basic:

     Shares outstanding at beginning of year    8,360    7,881    7,723
     Weighted shares issued during the year        78       53        3
                                               ------   ------   ------
     Weighted average common shares, basic .    8,438    7,934    7,726
                                               ======   ======   ======
     Earnings per common share, basic ......   $  .29   $  .09   $  .04
                                               ======   ======   ======

Diluted:

     Weighted average common shares, basic .    8,438    7,934    7,726
     Dilutive impact of stock options ......      423      381       73
                                               ------   ------   ------
     Weighted average common shares, diluted    8,861    8,315    7,799
                                               ======   ======   ======
     Earnings per common share, diluted ....   $  .27   $  .09   $  .04
                                               ======   ======   ======

Use of Estimates

     The preparation of consolidated financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include the carrying amount of property, plant and equipment, intangible assets and goodwill, valuation allowances for receivables, inventories and deferred income tax assets. Actual results could differ from those estimates.


Goodwill and Other Intangible Assets

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets", (SFAS 142). The Company adopted SFAS 142 effective January 1, 2002. Under this standard, amortization of goodwill and certain intangible assets, including certain intangible assets recorded as a result of past business combinations, was discontinued upon the adoption of SFAS 142. Instead, all goodwill is tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. The Company has elected to annually test for impairment at December 31. There was no impairment of goodwill in 2003 or 2002. The carrying value of goodwill was $598,000 at December 31, 2003 and is included in other assets on the consolidated balance sheets.

     The following is a reconciliation assuming goodwill had been accounted for in accordance with SFAS 142 in the year ended December 31, 2001: 2001

Income from continuing operations - as reported ......   $   2,080
Add back:  Goodwill amortization (net of income taxes)         114
                                                         ---------
Adjusted income from continuing operations ...........   $   2,194
                                                         =========

Basic EPS
Income from continuing operations - as reported ......   $     .27
Add back:  Goodwill amortization (net of income taxes)         .01
                                                         ---------
Adjusted income from continuing operations ...........   $     .28
                                                         =========

Diluted EPS
Income from continuing operations - as reported ......   $     .27
                                                         ---------
Add back:  Goodwill amortization (net of income taxes)         .01
                                                         ---------
Adjusted income from continuing operations ...........   $     .28
                                                         =========

Accounting for Impairment or Disposal of Long-Lived Assets


     Statement of Financial Accounting Standards No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets," (SFAS 144) was issued in August 2001. SFAS 144 provides new guidance on the recognition of impairment and losses on long-lived assets to be held and used, or to be disposed of, and also broadens the definition of what constitutes a discontinued operation and how the results of discontinued operations are to be measured and presented. SFAS 144 supersedes Standard Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of," and a portion of Accounting Principle Board (APB) No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of Segment of a Business," while retaining many of the requirements of these two statements. Under SFAS 144, discontinued operations are no longer measured on a net realizable value basis, and future operating losses are no longer recognized before they occur.

     As further described in Note 3, the Company decided to dispose of its Industrial segment in August 2002 and has adopted the provisions of SFAS 144 regarding the measurement, recognition and disclosure of this discontinued operation.

Reclassifications

     Amounts in prior years' consolidated financial statements are reclassified whenever necessary to conform with the current year's presentation.

New Accounting Pronouncements

     In December 2002, the Emerging Issues Task Force (EITF) issued EITF 00-21, Revenue Arrangements with Multiple Deliveries (EITF 00-21). EITF 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. It also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in an arrangement. EITF 00-21 does not apply to deliverables in arrangements to the extent the accounting for such deliverables is within the scope of other existing higher-level authoritative accounting literature. EITF 00-21 is effective for revenue arrangements entered into beginning after July 1, 2003. The adoption of EITF 00-21 did not have an impact on the 2003 consolidated financial statements and the Company does not anticipate that the adoption of EITF 00-21 will have any impact on the consolidated financial statements prospectively.

     In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). FIN 46 provides guidance for identifying a controlling interest in a Variable Interest Entity (VIE) established by means other than voting interests. FIN 46 also requires consolidation of a VIE by an enterprise that holds such controlling interest. The Company is required to adopt the provisions of FIN 46 for any variable interest entity created prior to February 1, 2003, by the end of the current fiscal year. The Company does not have any interest qualifying as VIE's and does not anticipate that the provisions of FIN 46 will have a significant impact on the consolidated financial statements, prospectively.

     In December 2002, FASB Statement No. 148 Accounting for Stock Based Compensation - Transaction and Disclosure, an amendment of FASB Statement No. 123, was issued. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, Statement 148 amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements. Disclosures required by this standard are included in the notes to these consolidated financial statements.

     In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging
Activities (SFAS 149). SFAS 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement of Financial
Accounting Standards No. 133. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS 149 did not have an impact on the Company's consolidated financial statements. The Company does not expect the adoption of SFAS 149 to have a significant impact on the Company's consolidated financial statements, prospectively.

     In May, 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS 150). SFAS 150 established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective beginning in the third quarter of 2003. The adoption of SFAS 150 did not have an impact on the consolidated financial statements and the Company does not anticipate SFAS 150 will have a significant impact on the consolidated financial statements, prospectively.

Note 2 -- Business Operations

     During the third quarter of 2002, the Company decided to close down its unprofitable Industrial business unit, Ausable Solutions, Inc., following a trend of continuous losses. The overall downturn in the global economy and specifically the manufacturing and warehousing industries, coupled with the diminishing capital expenditures of the Company's industrial customers, prevented the Company from being profitable in this particular business segment. The decision to shut down this unit has allowed the Company to focus on its two core businesses, Restaurant and Government. The Company believes that the decision to exit the Industrial segment will not have a negative impact on the Company's continuing operations. The Company's Industrial business did not have common customers with its Restaurant and Government contract businesses.

     A summary of net revenues, net loss from operations of discontinued component and total assets and liabilities of discontinued operations are detailed below (in thousands):

                                  Year ended December 31,
                              -----------------------------
                                 2003      2002       2001
                              --------   -------    -------

Net revenues ..............   $  --      $ 1,454    $ 2,749
Net loss from operations of
   discontinued component .   $  (363)   $(1,882)   $(1,798)


                                     December 31,
                                    --------------
                                     2003     2002
                                    ------   -----

Discontinued assets-other .......    $ 20     $ 59
                                     ====     ====
Discontinued liabilities-other ..    $578     $342
                                     ====     ====

Note 3 -- Accounts Receivable

     The Company's net accounts receivable consist of:

                                   December 31,
                                 (In Thousands)
                            ----------------------
                               2003        2002
                            --------    ---------

Government segment:

     Billed .............   $  8,961    $  4,789
     Advanced billings
                              (1,214)       (532)
                            --------    --------
                               7,747       4,257
                            --------    --------

Restaurant segment:
Trade accounts receivable     24,129      21,586
                            --------    --------
                            $ 31,876    $ 25,843
                            ========    ========

     At December 31, 2003 and 2002, the Company had recorded allowances for doubtful accounts of $2,389,000 and $3,153,000, respectively, against trade accounts receivable. Trade accounts receivable are primarily with major fast-food corporations or their franchisees. At December 31, 2003 and 2002, the Company had also recorded reserves of $7,000 and $15,000, respectively, against Government accounts receivable.

Note 4 -- Inventories


     Inventories are used primarily in the manufacture, maintenance, and service of restaurant systems. Inventories are net of related reserves. The components of inventory are:

                                                     December 31,
                                                    (In Thousands)
                                            ----------------------------
                                              2003                2002
                                            --------            --------

Finished goods .......................      $ 7,430              $10,892
Work in process ......................        1,623                1,700
Component parts ......................        5,585                4,923
Service parts ........................       17,256               16,759
                                            -------              -------
                                            $31,894              $34,274
                                            =======              =======

     The Company records reserves for shrinkage, excess and obsolete inventory. At December 31, 2003 and 2002, these amounts were $4,361,000 and $4,094,000, respectively.

Note 5 -- Property, Plant and Equipment

     The components of property, plant and equipment are:

                                    December 31,
                                  (In Thousands)
                                ------------------
                                  2003      2002
                                -------   --------

Land ........................   $   253   $   253
Buildings and improvements ..     7,108     7,026
Rental property .............     3,490     3,582
Furniture and equipment .....    25,719    25,992
                                -------   -------
                                 36,570    36,853
Less accumulated depreciation
and amortization ............    29,330    28,398
                                -------   -------
                                $ 7,240   $ 8,455
                                =======   =======

     The useful lives of buildings and improvements and rental property are twenty to twenty-five years. The useful lives of furniture and equipment ranges from three to eight years. Depreciation expense recorded was $1,630,000, $1,802,000 and $1,967,000 for 2003, 2002 and 2001, respectively.

     The Company subleases a portion of its headquarters facility to various tenants. Rent received from these leases totaled $1,114,000, $1,027,000 and $1,051,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

     Future minimum rent payments due to the Company under these leases is as follows (in thousands):

                2004                      $    942
                2005                           942
                2006                           882
                2007                           133
                                          --------
                                          $  2,899
                                          ========

     The Company leases office space under various operating leases. Rental expense on these operating leases was approximately $1,200,000, $1,228,000 and $1,143,000 for the years ended December 31, 2003, 2002, and 2001, respectively.

     Future minimum lease payments under all noncancelable operating leases are (in thousands):


                2004                      $  1,082
                2005                           915
                2006                           641
                2007                           348
                2008                           323
                Thereafter                     445
                                          --------
                                          $  3,754
                                          ========

     In accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," we evaluate the accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. SFAS 144 requires recognition of impairment of long-lived assets if the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to such assets. If the carrying value of a long-lived asset is considered impaired, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset for assets to be held and used, or the amount by which the carrying value exceeds the fair market value less cost to dispose for assets to be disposed. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. No impairment was identified during 2003, 2002 or 2001.

Note 6 -- Debt

     The Company has an aggregate of $20,000,000 in bank lines of credit. One line with a maximum availability totaling $12,500,000, bears interest at the prime rate (4% at December 31, 2003) and is subject to loan covenants. These covenants include a debt to tangible net worth ratio of 1 to 1; working capital of at least $25 million; and a debt coverage ratio of 4 to 1. The availability of this facility is determined based on the amount of certain accounts receivable and inventory. At December 31, 2003, the amount of available under this line was $12,500,000 based on (a) 80% of the Company's accounts receivable under 91 days outstanding attributable to the Company's Restaurant segment and
(2) 40% of the Company's inventory, excluding work in progress. This line expires on April 30, 2005. The remaining line of $7,500,000 allows the Company, at its option, to borrow funds at the LIBOR rate plus the applicable interest rate spread (3.9% at December 31, 2003) or at the bank's prime lending rate. This facility contains certain loan covenants including a leverage ratio of not greater than 4 to 1 and a fixed charge coverage ratio of not less than 4 to 1. This line expires on October 30, 2005. Both lines are collateralized by certain accounts receivable and inventory. The Company was in compliance with all loan covenants as of December 31, 2003. At December 31, 2003, an aggregate of $6,989,000 was outstanding and an aggregate of $13,011,000 was available under these lines.

     The Company has a $2.2 million mortgage collateralized by certain real estate. The annual mortgage payment including interest totals $192,500. The mortgage bears interest at a variable rate based on the lending bank's Corporate Base Lending Rate plus 1/2%. At December 31, 2003, the interest rate was 4 3/4%. The remaining balance is due on May 1, 2010. The Company's future principal payments under this mortgage are as follows (in 000's):

                 2004                    $      89
                 2005                           94
                 2006                           98
                 2007                          103
                 2008                          108
                 Thereafter                  1,689
                                         ---------
                                         $   2,181
                                         =========

Note 7 -- Stock based compensation

     The Company has reserved 2,055,260 shares under its stock option plan. Options under this Plan may be incentive stock options or nonqualified options. Stock options are nontransferable other than upon death. Option grants generally vest over a three to five year period after the grant and typically expire ten years after the date of the grant.

     A summary of the stock options follows:

                                      No. of Shares      Weighted Average
                                     (In Thousands)       Exercise Price
                                     --------------       --------------

Outstanding at December 31, 2000 ...    1,515              $   4.21
     Granted .......................      404                  2.29
     Exercised .....................     (157)                 3.00
     Forfeited .....................     (289)                 4.01
                                       ------              --------

Outstanding at December 31, 2001 ...    1,473                  3.81
     Granted .......................      109                  2.77
     Exercised .....................      (96)                 3.22
     Forfeited .....................     (188)                 5.69
                                       ------              --------

Outstanding at December 31, 2002 ...    1,298                  3.67
     Granted .......................       79                  4.98
     Exercised .....................     (196)                 3.46
     Forfeited .....................     (137)                 4.05
                                       ------              --------

Outstanding at December 31, 2003 ...    1,044              $   3.48
                                       ======              ========


Shares remaining available for grant      688
                                       ======


Total shares vested and exercisable

     as of December 31, 2003 .......      716              $   3.53
                                       ======              ========


     Stock options outstanding at December 31, 2003 are summarized as follows:


         Range of              Number        Weighted Average   Weighted Average
      Exercise Prices        Outstanding      Remaining Life      Exercise Price
      ---------------        -----------      --------------      --------------


       $1.88 -  $4.00             681            7.1 Years            $2.67
       $4.01 -  $6.50             363            6.4 Years            $4.97
       --------------          ------            ---------            -----

       $1.88 -  $6.50          1,044             6.8 Years            $3.48
       ==============          =====             =========            =====

Note 8-- Income Taxes

     The provision (benefit) for income taxes consists of:

                                          Year ended December 31,
                                              (In Thousands)
                                ----------------------------------------
                                   2003           2002             2001
                                ---------      ---------        --------
Current income tax:
     Federal .............       $   177        $  (465)         $    13
     State ...............           112             55               28
     Foreign .............           288            131               98
                                 -------        -------          -------
                                     577           (279)             139
                                 -------        -------          -------

Deferred income tax:

     Federal .............           605           370               (57)
     State ...............           251           121               (64)
     Foreign .............           (47)           38                66
                                 -------       -------           -------
                                     809           529               (55)
                                 -------       -------           -------
Provision for income taxes       $ 1,386       $   250           $    84
                                 =======       =======           =======


     Deferred tax liabilities (assets) are comprised of the following at:

                                                   December 31,
                                                  (In Thousands)
                                             ----------------------
                                                 2003        2002
                                             ---------    ---------

Software development expense ..............   $    656    $    266
Depreciation ..............................        209         426
                                              --------    --------
Gross deferred tax liabilities ............        865         692
                                              --------    --------

Allowances for bad debts,
  inventory and warranty ..................     (3,503)     (3,511)
Capitalized inventory costs ...............        (60)        (67)
Benefit accruals ..........................       (296)       (324)
Federal net operating loss carryforward ...     (4,647)     (5,113)
State net operating loss carryforward .....       (634)       (865)
Foreign net operating loss carryforward ...       (530)       (483)
Tax credit carryforward ...................       (538)       (772)
Valuation allowance for foreign tax credits       --           329
Other .....................................       --           (38)
                                              --------    --------
Gross deferred tax assets .................    (10,208)    (10,844)
                                              --------    --------
Net deferred tax asset ....................   $ (9,343)   $(10,152)
                                              ========    ========

     The Company has a Federal net operating loss carryforward of $13.7 million, which expires in 2020 and 2021. The Company has tax credit carryforwards of $538,000, which expires in various tax years from 2005 - 2023. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the historical level of taxable income and projections for future taxable income, management believes it is more likely than not the Company will realize the benefit of the deferred tax assets. Accordingly, no deferred tax valuation allowance was recorded at December 31, 2003. As of December 31, 2002, the Company recorded a $329,000 valuation allowance against certain foreign tax credits. The foreign tax credits either expired or were converted to net operating loss carryforwards in 2003. Therefore, a valuation allowance is no longer required at December 31, 2003.

     The provision for income taxes differed from the provision computed by applying the Federal statutory rate to income before taxes due to the following:

                                           Year ended December 31,
                                     ---------------------------------
                                      2003          2002         2001
                                     ------       -------      -------

Federal statutory tax rate ......     34.0%         34.0%        34.0%
State taxes .....................      8.5          15.8        (12.6)
Extraterritorial income exclusion     (2.0)        (20.6)       (19.7)
Valuation allowance .............     (8.6)         33.2          --
Changes in estimate of prior
  year's accrual ................      --          (54.1)        (3.0)
Non deductible expenses .........      3.2           8.3         19.5
Tax credits .....................     (1.3)         (4.0)       (13.7)
Foreign income taxes ............      2.1          12.6         18.0
Other ...........................       .4           --            .5
                                     ----           ----         ----
                                     36.3%          25.2%        23.0%
                                     ====           ====         ====

Note 9 -- Employee Benefit Plans

     The Company has a deferred profit-sharing retirement plan that covers substantially all employees. The Company's annual contribution to the plan is discretionary. The Company contributed $819,000 and $200,000 to the Plan in 2003 and 2002, respectively. There was no contribution to the plan in 2001. The plan also contains a 401(k) provision that allows employees to contribute a percentage of their salary. These contributions are matched at the rate of 10% by the Company. The Company contributions under the 401(k)component were $205,000, $208,000, and $208,000 in 2003, 2002, and 2001, respectively.


     The Company also maintains an incentive-compensation plan. Participants in the plan are key employees as determined by the Board of Directors and executive management. Compensation under the plan is based on the achievement of predetermined financial performance goals of the Company and its subsidiaries. Awards under the plan are payable in cash. Awards under the plan totaled $559,000, $261,000 and $416,000 in 2003, 2002 and 2001, respectively.

Note 10 -- Contingencies

     The Company is subject to legal proceedings, which arise in the ordinary course of business. Additionally, U.S. Government contract costs are subject to periodic audit and adjustment. In the opinion of management, the ultimate liability, if any, with respect to these actions will not materially affect the financial position, results of operations, or cash flows of the Company.

Note 11 -- Segment and Related Information

     The Company's reportable segments are strategic business units that have separate management teams and infrastructures that offer different products and services.

     The Company has two reportable segments, Restaurant and Government. The Restaurant segment offers integrated solutions to the hospitality industry. These offerings include industry leading hardware and software applications utilized at the point-of-sale, back of store and corporate office. This segment also offers customer support including field service, installation, twenty-four hour telephone support and depot repair. The Government segment develops advanced technology prototype systems primarily for the Department of Defense and other Governmental agencies. It provides services for operating and maintaining certain U.S. Government-owned communication and test sites, and for planning, executing and evaluating experiments involving new or advanced radar systems. It is also involved in developing technology to track mobile chassis. As discussed in Note 3, the Company discontinued its Industrial segment in the third quarter of 2002. Accordingly, the results of this segment have been reported as discontinued operations. Intersegment sales and transfers are not significant.

 Information as to the Company's segments is set forth below:

                                                    Year ended December 31,
                                                       (In Thousands)
                                           ------------------------------------
                                               2003         2002         2001
                                           ----------   ----------   ----------
Revenues:
     Restaurant .........................   $  98,088    $  95,706    $  83,844
     Government .........................      41,682       37,975       30,510
                                            ---------    ---------    ---------
           Total ........................   $ 139,770    $ 133,681    $ 114,354
                                            =========    =========    =========

Income (loss) from continuing operations:
     Restaurant .........................   $   2,977    $   1,278    $   1,226
     Government .........................       1,928        2,266        1,954
     Other ..............................        (562)         (28)        (166)
                                            ---------    ---------    ---------
                                                4,343        3,516        3,014
Other income, net .......................         582          815          848
Interest expense ........................        (540)        (824)      (1,161)
                                            ---------    ---------    ---------
Income before provision
     for income taxes ...................   $   4,385    $   3,507    $   2,701
                                            =========    =========    =========

Identifiable assets:
     Restaurant .........................   $  70,550    $  71,725    $  75,200
     Government .........................      10,475        6,568        7,700
     Industrial .........................          20           59        2,777
     Other ..............................       6,122        6,770        3,238
                                            ---------    ---------    ---------
           Total ........................   $  87,167    $  85,122    $  88,915
                                            =========    =========    =========

Depreciation and amortization:
     Restaurant .........................   $   2,212    $   2,315    $   2,557
     Government .........................         201          117          104
     Other ..............................         402          462          495
                                            ---------    ---------    ---------
           Total ........................   $   2,815    $   2,894    $   3,156
                                            =========    =========    =========

Capital expenditures:
     Restaurant .........................   $     236    $     549    $     307
     Government .........................          50          112           83
     Other ..............................         129          255          127
                                            ---------    ---------    ---------
           Total ........................   $     415    $     916    $     517
                                            =========    =========    =========


     The following table presents revenues by country based on the location of the use of the product or services.


                                               2003         2002         2001
                                           ----------   ----------   ----------

United States ...........................   $ 124,556    $ 118,375    $  97,937
Other Countries .........................      15,214       15,306       16,417
                                            ---------    ---------    ---------
    Total ...............................   $ 139,770    $ 133,681    $ 114,354
                                            =========    =========    =========

     The following table presents property by country based on the location of the asset.


                               2003         2002         2001
                             -------      -------      -------

United States .........      $79,831      $75,640      $80,122
Other Countries........        7,336        9,482        8,793
                             -------      -------      -------
    Total .............      $87,167      $85,122      $88,915
                             =======      =======      =======


     Customers comprising 10% or more of the Company's total revenues are summarized as follows:

                                   2003        2002         2001
                                ---------   ---------    ---------

       Restaurant segment:

  McDonald's Corporation.......    25%         30%         30%
  Yum! Brands, Inc. ...........    25%         21%         21%

Government segment:

  Department of Defense .......    30%         28%         27%
All Others ....................    20%         21%         22%
                                  ---         ---         ---
                                  100%        100%        100%
                                  ===         ===         ===


Note 12 -- Fair Value of Financial Instruments

     Estimated fair value of financial instruments classified as current assets or liabilities approximate carrying value due to the short-term nature of the instruments. Such current assets and liabilities include cash and cash equivalents, accounts receivable, borrowings under lines of credit, current portion of long-term debt and accounts payable. The estimated fair value of the Company's long-term debt is based on interest rates at December 31, 2003 and 2002 for new issues with similar remaining maturities and approximates carrying value at December 31, 2003 and 2002.


     Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Note 13 -- Related Party Transactions

     The Company leases its corporate wellness facility to related parties at a current rate of $9,775 per month. The Company provides membership to this facility to all employees. During 2003, 2002, and 2001 the Company received rental income amounting to $117,300, $117,300, and $108,600, respectively. All lease payments are current at December 31, 2003.

     At December 31, 2003 the Company has outstanding interest bearing loans totaling $595,430 to two executive officers. These loans were originated prior to June, 2002. The interest rates are variable and were 4% at December 31, 2003. The amount outstanding and interest rate at December 31, 2002 were $720,000 and 4.25%, respectively.

     During 2003, 2002 and 2001 interest income recorded by the Company related to these loans was $26,100, $27,500, and $35,300, respectively. These loans are payable on demand. These loans are current as to interest payments at December 31, 2003.

Note 14 -- Selected Quarterly Financial Data (Unaudited)

                                                  Quarter ended
                                      (In Thousands Except Per Share Amounts)
          2003                     March 31   June 30  September 30  December 31
          ----                     --------   -------  ------------  -----------

Net revenues .....................  $30,542   $32,011    $36,006      $41,211
Gross margin .....................    6,041     6,344      7,520        9,088
Income from
  continuing operations ..........      256       351        858        1,327
Basic earnings per share
  from continuing operations .....      .03       .04        .10          .16
Diluted earnings per share
  from continuing operations .....      .03       .04        .10          .15



                                                  Quarter ended
                                      (In Thousands Except Per Share Amounts)
          2002                     March 31   June 30  September 30  December 31
          ----                     --------   -------  ------------  -----------

Net revenues .....................  $33,715   $33,918    $31,785      $34,263
Gross margin .....................    6,818     7,038      7,226        7,374
Income from
  continuing operations ..........      832       702        726          363
Basic earnings per share
  from continuing operations .....      .10       .09        .09          .05
Diluted earnings per share
  from continuing operations .....      .10       .09        .09          .04


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

Allowance for Doubtful
Accounts - deducted from
Accounts Receivable in
the Consolidated Balance Sheet



2003                        $3,168               968                                (1,740)                  $2,396
2002                        $4,504             1,491                                (2,827)                  $3,168
2001                        $4,444             1,299                                (1,239)                  $4,504


(a)   Uncollectible accounts written off.





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

Inventory Reserves for shrinkage, excess and obsolete inventory
- deducted from inventory
in the Consolidated Balance Sheet

2003                        $ 4,094            2,957                                (2,690)                  $  4,361
2002                        $ 3,253            2,321                                (1,480)                  $  4,094
2001                        $ 4,171              590                                (1,508)                  $  3,253



                                   SIGNATURES

     Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      PAR TECHNOLOGY CORPORATION


March 30, 2004                        /s/John W. Sammon, Jr.
                                      -------------------------------
                                      John W. Sammon, Jr.
                                      Chairman of Board and President

                            -------------------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signatures                        Title                      Date
        ----------                        -----                      ----


/s/John W. Sammon, Jr.
----------------------         Chairman of Board and              March 30, 2004
John W. Sammon, Jr.            President (Principal
                               Executive Officer)
                               and Director

/s/Charles A. Constantino
-------------------------      Executive Vice President           March 30, 2004
Charles A. Constantino         and Director


/s/Sangwoo Ahn
-------------------------      Director                           March 30, 2004
Sangwoo Ahn


/s/J. Whitney Haney
-------------------------      Director                           March 30, 2004
J. Whitney Haney


/s/James A. Simms
-------------------------      Director                           March 30, 2004
James A. Simms


/s/Ronald J. Casciano
-------------------------      Vice President, Chief Financial    March 30, 2004
Ronald J. Casciano             Officer and Treasurer

                                List of Exhibits
Exhibit
   No.        Description of Instrument
--------------------------------------------------------------------------------

   3.1   Certificate of Incorporation,      Filed as Exhibit 3.1 to Registration
         as amended                         Statement on Form S-2 (Registration
                                            No. 333-04077)of PAR Technology
                                            Corporation incorporated herein by
                                            reference.

   3.2   Certificate of Amendment to the    Filed as Exhibit 3.1 to Registration
         Certificate of Incorporation       Statement on Form S-2 (Registration
                                            No. 333-04077)of PAR Technology
                                            Corporation incorporated herein by
                                            reference.

   3.3   By-laws, as amended.Filed as       Statement on Form S-2 (Registration
         Exhibit 3.1 to Registration        No. 333-04077) of PAR Technology
                                            Corporation incorporated herein by
                                            reference.

   4     Specimen Certificate representing  Filed as Exhibit 3.1 to Registration
         the Common Stock.                  Statement on Form S-2 (Registration
                                            No. 333-04077)of PAR Technology
                                            Corporation incorporated herein by
                                            reference.


  10.1   Letter of Agreement with Sanmina   Filed as Exhibit 10.1 to Form S-3/A
         - SCI Corporation                  (Registration No. 333-102197) of
         PAR Technology Corporation incor-
         porated herein by reference.

  10.2   NBT, N.A. Line of Credit Agreement

  10.3   JPMorgan Chase Agreement


    22   Subsidiaries of the registrant


    23   Consents of Independent Accountants

  31.1   Certification of Chairman of the
         Board and Chief Executive Officer
         Pursuant to Section 302 of the
         Sarbanes-Oxley Act of 2002.

  31.2   Certification of Vice President,
         Chief Financial Officer and Treasurer
         Pursuant to Section 302 of the
         Sarbanes-Oxley Act of 2002.

  32.1   Certification of Chairman of the Board
         and Chief Executive Officer and Vice
         President, Chief Financial Officer and
         Treasurer Pursuant to 18 U.S.C.
         Section 1350, as Adopted Pursuant
         to Section 906 of the Sarbanes-Oxley
         Act of 2002.

                                   EXHIBIT 22

                   Subsidiaries of PAR Technology Corporation






--------------------------------------------------------------------------------
              Name                                      State of Incorporation
--------------------------------------------------------------------------------

    ParTech, Inc.                                               New York

    PAR Government Systems Corporation                          New York

    Rome Research Corporation                                   New York

    PAR Vision Systems Corporation                              New York

    Ausable Solutions, Inc.                                     Delaware

                                   EXHIBIT 23

                          INDEPENDENT AUDITORS' CONSENT




The Board of Directors and Shareholders
PAR Technology Corporation

We consent to the incorporation by reference in the registration statements (No. 33-04968, 33-39784, 33-58110, and 33-63095) on Form S-8 and the registration statement (No. 333-102197) on Form S-3 of PAR Technology Corporation of our report dated February 20, 2004, with respect to the consolidated balance sheet of PAR Technology Corporation as of December 31, 2003 and the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows for the year ended December 31, 2003, and the financial statement schedule "Valuation and Qualifying Accounts and Reserves" as of and for the year ended December 31, 2003, which report appears in the December 31, 2003 annual report on Form 10-K of PAR Technology Corporation.


KPMG LLP



Syracuse, New York
March 29, 2004

                         Consent of Independent Auditors








We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (33-04968, 33-39784, 33-58110, and 33-63095) and the
Registration Statement on Form S-3 (333-102197) of PAR Technology Corporation of our report dated March 28, 2003 relating to the financial statements and financial statement schedule, which appears in this Form 10-K.








PricewaterhouseCoopers LLP



Syracuse, New York
March 22, 2004

                                  Exhibit 31.1

                           PAR TECHNOLOGY CORPORATION
                         STATEMENT OF EXECUTIVE OFFICER

I, John W. Sammon, Jr., certify that:

1. I have reviewed this year end report on Form 10-K of PAR Technology Corporation;

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), for the registrant and have:

     a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluations; and

     c. Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrants fourth, fiscal quarter in the case of an annual report) and that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors:

     d. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     e. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date: March 30, 2004
                                                       John W. Sammon, Jr.
                                                       -------------------------
                                                       John W. Sammon, Jr.
                                                       Chairman of the Board and
                                                       Chief Executive Officer

                                  Exhibit 31.2

                           PAR TECHNOLOGY CORPORATION
                         STATEMENT OF EXECUTIVE OFFICER

I, Ronald J. Casciano, certify that:

1. I have reviewed this year end report on Form 10-K of PAR Technology Corporation;

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), for the registrant and have:

     a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluations; and

     c. Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrants fourth, fiscal quarter in the case of an annual report) and that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors:

     d. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     e. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.



Date: March 30, 2004
                                                       Ronald J. Casciano
                                                       -------------------------
                                                       Ronald J. Casciano
                                                       Vice President,
                                                       Chief Financial Officer
                                                       & Treasurer

                                  Exhibit 32.1



                           PAR TECHNOLOGY CORPORATION
                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Annual Report of PAR Technology Corporation (the "Company") on Form 10-K for the year ending December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), we, John
W. Sammon, Jr. and Ronald J. Casciano, Chairman of the Board & Chief Executive Officer and Vice President, Chief Financial Officer & Treasurer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that, to the best of our knowledge:


     (1) The Report fully complies with the requirement of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.






John W. Sammon, Jr.
-------------------------------
John W. Sammon, Jr.
Chairman of the Board & Chief Executive Officer
March 30, 2004



Ronald J. Casciano
-------------------------------
Ronald J. Casciano
Vice President, Chief Financial Officer & Treasurer
March 30, 2004