Form 10-K/A
period 2003-12-31
PAR TECHNOLOGY CORP
filed 2004-03-30
CIK 708821

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



Syracuse, New York
March 29, 2004

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


Date: March 30, 2004
                                                       /s/John W. Sammon, Jr.
                                                       -------------------------
                                                       John W. Sammon, Jr.
                                                       Chairman of the Board and
                                                       Chief Executive Officer

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



Date: March 30, 2004
                                                       /s/Ronald J. Casciano
                                                       -------------------------
                                                       Ronald J. Casciano
                                                       Vice President,
                                                       Chief Financial Officer
                                                       & Treasurer

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






/s/John W. Sammon, Jr.
-------------------------------
John W. Sammon, Jr.
Chairman of the Board & Chief Executive Officer
March 30, 2004



/s/Ronald J. Casciano
-------------------------------
Ronald J. Casciano
Vice President, Chief Financial Officer & Treasurer
March 30, 2004