Form 10-Q
period 2004-03-31
PAR TECHNOLOGY CORP
filed 2004-05-14
CIK 708821

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                                    FORM 10-Q

     [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

       For the Quarter Ended March 31, 2004. Commission File Number 1-9720

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

     The number of shares outstanding of registrant's common stock, as of April 30, 2004 - 8,626,715 shares.

                           PAR TECHNOLOGY CORPORATION


                                TABLE OF CONTENTS
                                    FORM 10-Q


                                     PART II
                              FINANCIAL INFORMATION


   Item Number
   -----------

      Item 1.        Financial Statements (Unaudited)

                     -  Consolidated Statements of Income for
                        the three months ended March 31, 2004 and 2003

                     - Consolidated Statements of Comprehensive Income for the three months ended March 31, 2004 and 2003

                     -  Consolidated Balance Sheets at
                        March 31, 2004 and December 31, 2003

                     -  Consolidated Statements of Cash Flows
                        for the three months ended March 31, 2004 and 2003

                     -  Notes to Unaudited Consolidated Financial Statements

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

      Exhibit Index

PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements


                   PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                     (In Thousands Except Per Share Amounts)
                                   (Unaudited)


                                                          For the three months
                                                             ended March 31,
                                                        ------------------------
                                                           2004           2003
                                                        ---------      ---------

Net revenues:
     Product .....................................      $ 16,239       $ 12,353
     Service .....................................        10,307          8,469
     Contract ....................................        11,352          9,720
                                                        --------       --------
                                                          37,898         30,542
                                                        --------       --------
Costs of sales:
     Product .....................................        11,037          8,062
     Service .....................................         8,945          7,167
     Contract ....................................        10,530          9,272
                                                        --------       --------
                                                          30,512         24,501
                                                        --------       --------
           Gross margin ..........................         7,386          6,041
                                                        --------       --------
Operating expenses:
     Selling, general and administrative .........         5,016          4,411
     Research and development ....................         1,343          1,159
                                                        --------       --------
                                                           6,359          5,570
                                                        --------       --------
Operating income .................................         1,027            471
Other income, net ................................           211             76
Interest expense .................................           (73)          (143)
                                                        --------       --------
Income from continuing operations
  before provision for income taxes ..............         1,165            404
Provision for income taxes .......................          (429)          (148)
                                                        --------       --------
Income from continuing operations ................           736            256
                                                        --------       --------
Discontinued operations:
     Loss from operations of
        discontinued component ...................          --              (42)
     Income tax benefit ..........................          --               15
                                                        --------       --------
     Loss from discontinued operations ...........          --              (27)
                                                        --------       --------
Net income .......................................      $    736       $    229
                                                        ========       ========

                                   (Continued)

                   PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                     (In Thousands Except Per Share Amounts)
                                   (Unaudited)


                                                          For the three months
                                                             ended March 31,
                                                       -------------------------
                                                          2004            2003
                                                       ---------       ---------
Earnings per share:
Basic:
     Income from continuing operations .........       $     .09       $     .03
     Loss from discontinued operations .........       $      --       $      --
           Net income ..........................       $     .09       $     .03
Diluted:
     Income from continuing operations .........       $     .08       $     .03
     Loss from discontinued operations .........       $      --       $      --
           Net income ..........................       $     .08       $     .03
Weighted average shares outstanding
     Basic .....................................           8,570           8,373
                                                       =========       =========
     Diluted ...................................           9,129           8,767
                                                       =========       =========



See notes to unaudited interim consolidated financial statements



                   PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In Thousands)
                                   (Unaudited)


                                                            For the three months
                                                               ended March 31,
                                                            --------------------
                                                              2004        2003
                                                             ------      -----

Net income ..............................................    $ 736       $ 229
Other comprehensive (loss) income, net of tax:
     Foreign currency translation adjustments ...........     (163)        106
                                                             -----       -----
Comprehensive income ....................................    $ 573       $ 335
                                                             =====       =====



See notes to unaudited interim consolidated financial statements

                   PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       (In Thousands Except Share Amounts)
                                   (Unaudited)



                                                         March 31,  December 31,
                                                           2004         2003
                                                         ---------  ------------
Assets
Current assets:
     Cash ............................................    $  2,377     $  1,467
     Accounts receivable-net .........................      26,528       31,876
     Inventories-net .................................      31,740       31,894
     Deferred income taxes ...........................       6,465        6,486
     Other current assets ............................       3,721        2,472
     Total assets of discontinued operation ..........        --             20
                                                          --------     --------
         Total current assets ........................      70,831       74,215

Property, plant and equipment - net ..................       7,251        7,240
Deferred income taxes ................................       2,593        2,857
Other assets .........................................       3,437        2,855
                                                          --------     --------
                                                          $ 84,112     $ 87,167
                                                          ========     ========
Liabilities and Shareholders' Equity
Current liabilities:
     Current portion of long-term debt ...............    $     91     $     89
     Borrowings under lines of credit ................       2,607        6,989
     Accounts payable ................................       8,999        8,301
     Accrued salaries and benefits ...................       5,818        5,461
     Accrued expenses ................................       2,450        2,471
     Deferred service revenue ........................       5,612        5,947
     Total liabilities of discontinued operation .....         514          578
                                                          --------     --------
         Total current liabilities ...................      26,091       29,836
                                                          --------     --------
Long-term debt .......................................       2,068        2,092
                                                          --------     --------
Shareholders' Equity:
     Preferred stock, $.02 par value,
       1,000,000 shares authorized ...................        --           --
     Common stock, $.02 par value,
       19,000,000 shares authorized;
       10,025,237 and 9,966,062 shares issued;
       8,614,550 and 8,555,375 outstanding ...........         201          199
     Capital in excess of par value ..................      29,900       29,761
     Retained earnings ...............................      33,111       32,375
     Accumulated other comprehensive loss ............        (206)         (43)
       Treasury stock, at cost,
         1,410,687 shares ............................      (7,053)      (7,053)
                                                          --------     --------
         Total shareholders' equity ..................      55,953       55,239
                                                          --------     --------
                                                          $ 84,112     $ 87,167
                                                          ========     ========



See notes to unaudited interim consolidated financial statements

                   PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                            For the three months
                                                              ended March 31,
                                                            --------------------
                                                               2004       2003
                                                             --------   --------
Cash flows from operating activities:
   Net income ............................................   $   736    $   229
   Adjustments to reconcile net income to net
     cash provided by operating activities:
      Net loss from discontinued operations ..............      --           27
      Depreciation and amortization ......................       718        666
      Provision for bad debts ............................       335        191
      Provision for obsolete inventory ...................       733        480
      Deferred income tax ................................       285         (3)
      Changes in operating assets and liabilities:
        Accounts receivable ..............................     5,013      1,410
        Inventories ......................................      (579)       153
        Other current assets .............................    (1,249)       132
        Other assets .....................................      (749)      --
        Accounts payable .................................       698     (2,518)
        Accrued salaries and benefits ....................       357       (561)
        Accrued expenses .................................       (21)        86
        Deferred service revenue .........................      (335)       418
                                                             -------    -------
         Net cash provided by continuing
          operating activities ...........................     5,942        710
         Net cash used in discontinued operations ........       (44)       (46)
                                                             -------    -------
         Net cash provided by operating activities .......     5,898        664
                                                             -------    -------
Cash flows from investing activities:
   Capital expenditures ..................................      (394)       (53)
   Capitalization of software costs ......................      (168)      (186)
                                                             -------    -------
         Net cash used in investing activities ...........      (562)      (239)
                                                             -------    -------
Cash flows from financing activities:
   Net borrowings (payments) under
     line-of-credit agreements ...........................    (4,382)       511
   Payments of long-term debt ............................       (22)       (22)
   Proceeds from the exercise of stock options ...........       141         68
                                                             -------    -------
         Net cash provided (used) by financing activities     (4,263)       557
                                                             -------    -------
Effect of exchange rate changes on cash and
  cash equivalents .......................................      (163)       106
                                                             -------    -------
Net increase in cash and cash equivalents ................       910      1,088
Cash and cash equivalents at
  beginning of year ......................................     1,467        490
                                                             -------    -------
Cash and cash equivalents at
  end of period ..........................................   $ 2,377    $ 1,578
                                                             =======    =======
Supplemental disclosures of cash flow information:
Cash paid during the period for:
   Interest ..............................................   $    79    $   118
   Income taxes, net of refunds ..........................        15       --

See notes to unaudited interim consolidated financial statements

                   PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
          NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

1. The statements for the three months ended March 31, 2004 and 2003 are unaudited; in the opinion of the Company such unaudited statements include all adjustments (which comprise only normal recurring accruals) necessary for a fair presentation of the results for such periods. Amounts in the prior period financial statements are reclassified whenever necessary to conform to the current period's presentation. The December 31, 2003 consolidated balance sheet is derived from the audited consolidated financial statements included in the Company's 2003 Annual Report on the Form 10-K. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2004; or any other interim period. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes as of and for the year ended in December 31, 2003 included in the Company's December 31, 2003 Annual Report to the Securities and Exchange Commission on Form 10-K.

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

     A summary of net  revenues and pre-tax  operating  results and total assets
     and  liabilities  of   discontinued   operations  are  detailed  below  (in
     thousands):


                                                         For the three months
                                                            ended March 31,
                                                         ---------------------
                                                           2004          2003
                                                         -------       -------

Net revenues .....................................       $    --       $    --
                                                         =======       =======
Loss from operations of discontinued
  component, pretax ..............................       $    --       $   (42)
                                                         =======       =======



                                                         March 31,  December 31,
                                                           2004         2003
                                                         -------    ------------

Discontinued assets-other ....................           $    --       $    20
                                                         =======       =======
Discontinued liabilities-other ...............           $   514       $   578
                                                         =======       =======

3. Inventories are primarily used in the manufacture and service of Restaurant products. The components of inventory, net of related reserves, consist of the following:

                                                            (In Thousands)
                                                      March 31,     December 31,
                                                        2004            2003
                                                     --------       ------------

Finished goods .........................             $ 7,735           $ 7,430
Work in process ........................               1,180             1,623
Component parts ........................               5,574             5,585
Service parts ..........................              17,251            17,256
                                                     -------           -------
                                                     $31,740           $31,894
                                                     =======           =======

     At March 31, 2004 and December 31, 2003, the Company had recorded reserves for shrinkage, excess and obsolete inventory of $4,977,000 and $4,361,000, respectively.

4. The Company's products are sold with a standard warranty for defects in material and workmanhip. The standard warranty offered by the Company is for one year, although certain sales have shorter warranty periods. The Company establishes an accrual for estimated warranty costs at the time revenue is recognized on the sale. This estimate is based on projected product reliability using historical performance data.

     The changes in the product warranty liability for the three months ended March 31, are summarized as follows: (in thousands)

                                                                 2004       2003
                                                                 ----       ----

Balance at beginning of year ...............................    $(494)    $(560)
Accruals for warranties issued during the period ...........     (207)     (231)
Settlements made (in cash or in kind) during the period ....      292       252
                                                                -----     -----
Balance at March 31, .......................................    $(409)    $(539)
                                                                =====     =====

5. Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), encourages, but does not require companies to record compensation cost for stock-based compensation plans at fair value. The Company has elected to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations.

     Had compensation cost for the Company's stock-based compensation plans been determined based on the fair values of the respective options on their grant dates for those awards, consistent with the requirements of SFAS No. 123, the Company's net income and earnings per share would have been adjusted to the proforma amounts indicated below (in thousands, except per share data):

                                              For the three months
                                                 ended March 31,
                                          ----------------------------
                                            2004                 2003
                                          -------              -------

      Net income                          $   736              $   229
      Compensation expense                    (47)                 (26)
                                          -------              -------
      Proforma net income                 $   689              $   203
                                          =======              =======

  Earnings per share:
      As reported   --  Basic             $   .09              $   .03
                    --  Diluted           $   .08              $   .03
      Proforma      --  Basic             $   .08              $   .02
                    --  Diluted           $   .08              $   .02


6. Earnings per share are calculated in accordance with Statement of Financial Accounting Standards No. 128 "Earnings per Share", which specifies the computation, presentation, and disclosure requirements for earnings per share (EPS). It requires the presentation of basic and diluted EPS. Basic EPS excludes all dilution and is based upon the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock.

     The  following  is  a   reconciliation   of  the  weighted  average  shares
     outstanding for the basic and diluted EPS computations (In Thousands Except Share and Per Share Data):

                                                            For the three months
                                                               ended March 31,
                                                            --------------------
                                                                2004       2003
                                                               ------     ------


Net income ...............................................     $  736     $  229
                                                               ======     ======

Basic:
     Shares outstanding at beginning of year .............      8,555      8,360
     Weighted average shares issued during the year ......         15         13
                                                               ------     ------
     Weighted average common shares, basic ...............      8,570      8,373
                                                               ======     ======
     Earnings per common share, basic ....................     $  .09     $  .03
                                                               ======     ======

Diluted:
     Weighted average common shares, basic ...............      8,570      8,373
     Dilutive impact of stock options ....................        559        394
                                                               ------     ------
     Weighted average common shares, diluted .............      9,129      8,767
                                                               ======     ======
     Earnings per common share, diluted ..................     $  .08     $  .03
                                                               ======     ======


     The loss from operations of a discontinued component has no effect on basis or diluted earnings per share for the 2003 period.

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

     Information as to the Company's segments is set forth below:

                                                         For the three months
                                                           ended March 31,
                                                            (In thousands)
                                                      --------------------------
                                                         2004             2003
                                                      --------         ---------
Revenues:
    Restaurant ...............................        $ 26,546         $ 20,822
    Government ...............................          11,352            9,720
                                                      --------         --------
         Total ...............................        $ 37,898         $ 30,542
                                                      ========         ========
Operating income:
    Restaurant ...............................        $    341         $    100
    Government ...............................             686              371
                                                      --------         --------
                                                         1,027              471
Other income, net ............................             211               76
Interest expense .............................             (73)            (143)
                                                      --------         --------
Income before provision
  for income taxes ...........................        $  1,165         $    404
                                                      ========         ========
Depreciation and amortization:
    Restaurant ...............................        $    565         $    525
    Government ...............................             124               40
    Other ....................................              29              101
                                                      --------         --------
         Total ...............................        $    718         $    666
                                                      ========         ========
Capital expenditures:
    Restaurant ...............................        $    303         $     22
    Government ...............................              91                4
    Other ....................................            --                 27
                                                      --------         --------
         Total ...............................        $    394         $     53
                                                      ========         ========

     The following table presents revenues by geographic area based on the location of the use of the product or service:

                                                          For the three months
                                                            ended March 31,
                                                            (In thousands)
                                                     ---------------------------
                                                       2004                2003
                                                     -------             -------

United States ..........................             $34,737             $27,630
Other Countries ........................               3,161               2,912
                                                     -------             -------
       Total ...........................             $37,898             $30,542
                                                     =======             =======

     The following table represents identifiable assets by business segment:

                                                      March 31,    December 31,
                                                           (In thousands)
                                                      -------------------------
                                                        2004            2003
                                                      --------        ---------
Identifiable assets:
    Restaurant .............................           $66,362         $70,550
    Government .............................            10,844          10,475
    Industrial .............................              --                20
    Other ..................................             6,906           6,122
                                                       -------         -------
Total ......................................           $84,112         $87,167
                                                       =======         =======


     The following table presents identifiable assets by geographic area based on the location of the asset:

                                                     March 31,    December 31,
                                                         (In thousands)
                                                    ------------------------
                                                      2004            2003
                                                    --------        --------

United States ..........................             $77,264         $79,831
Other Countries ........................               6,848           7,336
                                                     -------         -------
       Total ...........................             $84,112         $87,167
                                                     =======         =======


     Customers comprising 10% or more of the Company's total revenues are summarized as follows:

                                                        For the three months
                                                           ended March 31,
                                                     --------------------------
                                                       2004               2003
                                                     -------             ------

Restaurant Segment:
   McDonald's Corporation ........................      25%                24%
   YUM! Brands, Inc. .............................      25%                18%
Government Segment:
   Department of Defense .........................      30%                28%
All Others .......................................      20%                30%
                                                       ---                ---
                                                       100%               100%
                                                       ===                ===

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statement

     This document contains forward-looking statements. Any statements in this document that do not describe historical facts are forward-looking statements. Forward-looking statements in this document (including forward-looking statements regarding future sales to McDonald's restaurants, the impact of current world events on our results of operations, the effects of inflation on our margins, and the effects of interest rate and foreign currency fluctuations on our results of operations) are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements involve risks and uncertainties, including without limitation, further delays in new product introduction; risks in technology development and commercialization; risks in product development and market acceptance of, and demand for, the Company's products; risks associated with Government contracts; risks of downturns in economic conditions generally, and in the quick service sector of the restaurant market specifically; risks associated with foreign sales and high customer concentration; risks associated with competition and competitive pricing pressures; and other risks detailed in the Company's filings with the Securities and Exchange Commission. The Company's actual results could differ materially from the results contemplated by these and any other forward-looking statements. Factors that could contribute to such differences include those discussed below as well as those cautionary statements and other factors set forth in "Quantitative and Qualitative Disclosures about Market Risk" and elsewhere herein. The cautionary statements made in this Quarterly Report on Form 10-Q should be read as being applicable to all related forward-looking statements whenever they appear in this Quarterly Report on Form 10-Q. Any forward-looking statements should be considered in light of all of these factors.

Overview

     PAR Technology Corporation ("PAR" or the "Company") is the parent company of wholly-owned subsidiary businesses. PAR's largest subsidiary, ParTech, Inc. is a provider of management technology solutions, including hardware , software and professional services to businesses in the restaurant, hospitality, and retail industries. The Company is a leading supplier of hospitality technology systems with over 35,000 systems installed in 95 countries. PAR's hospitality management software technology assists in the operation of hospitality and restaurant businesses by managing data from end-to-end and improving profitability through more efficient operations. The Company's professional services mission is to assist businesses in achieving the full potential of their hospitality technology systems.

     PAR is also a provider of professional services and enterprise business intelligence applications, with long-term relationships with the restaurant industry's two largest corporations - McDonald's Corporation and Yum! Brands, Inc. McDonald's has over 30,000 restaurants in 119 countries and PAR has been a selected provider of restaurant management technology systems and lifecycle support services to McDonald's since 1980. Yum! Brands (which includes Taco Bell, KFC, Pizza Hut, Long John Silvers and A & W Restaurants) has been a PAR customer since 1983. Yum has nearly 33,000 units globally and PAR is the sole approved supplier of restaurant management technology systems to Taco Bell as well as the Point-of-Sale vendor of choice to KFC, while successfully selling solutions to the respective franchisees of all five concepts. Other significant chains where PAR is the POS vendor of choice are: Boston Market, Chick-fil-A, CKE Restaurants (including Hardees, Carl's Jr.), Carnival Cruise Lines, Loews Cineplex and large franchisees of those foregoing brands.

     During 2003, the Quick-Service Restaurant (QSR) market continued to strengthen as evidenced by reported improved results from the Company's major customers including McDonald's and Yum! Brands. Additionally, the Company was named the primary supplier to KFC for their corporate stores. The Company also recorded significant new business from Chick-fil-A, CKE and Bojangles Restaurant, Inc. and released its new integrated software suite, iNfusion.

     PAR is also the parent of PAR Government Systems Corporation and Rome Research Corporation, both of whom are Government contractors. As a long-standing Government contractor, PAR develops advanced technology systems for the Department of Defense and other Governmental agencies. Additionally, PAR provides information technology and communications support services to the U.S. Navy, U.S. Air Force and U.S. Army. PAR focuses its computer-based system design services on providing high quality technical projects and services, ranging from experimental studies to advanced operational systems, within a variety of areas of research, including radar, image and signal processing, logistic management systems, and geospatial services and products. PAR's Government engineering service business provides management and engineering services that include facilities operation and management. In addition, through Government-sponsored research and development, PAR has developed technologies with relevant commercial uses. A prime example of this "technology transfer" is the Company's Point-of-Sale technology, which was derived from research and development involving microchip processing technology sponsored by the Department of Defense.

     The Company's Government business continued to win contracts in 2003 related to I/T outsourcing and secured its first contract with the U.S. Army. The Company now performs outsourcing for the three main branches of the military.

     In 2004, the Company anticipates the continued health of the QSR market and additional I/T outsourcing opportunities. Over the years, PAR has maintained its leadership in its two businesses through the utilization of several Company strengths including market leadership, technological innovation, customer focus, global reach and employee initiative. By focusing on these strengths, PAR is able to help shape the marketplace, increase its customer base and continue to expand, worldwide.

     The following table sets forth the Company's revenues by reportable segment for the quarter ended March 31:

                                            (In  Thousands)
                                         2004             2003
                                      ---------        ---------
          Revenues:
            Restaurant                 $ 26,546         $ 20,822
            Government                   11,352            9,720
                                       --------         --------
         Total Revenue                 $ 37,898         $ 30,542
                                       ========         ========

     The following discussion and analysis highlights items having a significant effect on operations during the quarter ended March 31, 2004. It may not be indicative of future operations or earnings. It should be read in conjunction with the Interim Unaudited Consolidated Financial Statements and Notes thereto and other financial and statistical information appearing elsewhere in this report.

Results of Operations -- Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

     The Company reported revenues of $37.9 million for the quarter ended March 31, 2004, an increase of 24% from the $30.5 million reported for the quarter ended March 31, 2003. The Company's net income for the three months ended March 31, 2004 was $736,000, or $.08 diluted net income per share, compared to net income of $229,000 and $.03 per diluted share for the same period in 2003.

     Product revenues from the Company's Restaurant segment were $16.2 million for the quarter ended March 31, 2004, an increase of 31% from the $12.4 million recorded in 2003. Overall this increase was a result of the healthy financial condition of the quick service restaurant marketplace. Product sales to Yum! Brands increased 120% or $2.9 million over the same quarter of 2003. The principal driver of this growth was the Company's selection as this customer's primary supplier of restaurant systems to their KFC Corporate stores. Sales to McDonald's increased 49% or $1.8 million over the same quarter of 2003. Due to its recent strong financial performance, McDonald's is investing in capital equipment to upgrade its restaurants. These increases were partially offset by a 14% or $865,000 decline in sales to all other customers. This decline was due to a large sale to a non-restaurant customer in the first quarter of 2003 that did not recur in 2004.

     Customer Service revenues are also generated by the Company's Restaurant segment. The Company's service offerings include installation, training, twenty-four hour help desk support and various field and on-site service options. Customer service revenues were $10.3 million for the quarter ended March 31, 2004, an increase of 22% from $8.5 million in 2003. This increase was primarily due to a 51% or $818,000 increase in installation revenue that is directly related to the growth in product revenue. All other service area revenues increased 15% or $1 million primarily due to increased contracts relating to the expansion of the Company's customer base.

     Contract revenues from the Company's Government segment were $11.4 million for the quarter ended March 31, 2004, an increase of 17% when compared to the $9.7 million recorded in the same period in 2003. This increase primarily resulted from a $1 million or 110% increase in revenue from research contracts involving Imagery Information Technology. Also contributing to this growth was a $858,000 or 16% increase in information technology outsourcing revenue for contracts for facility operations at strategic U.S. Department of Defense Telecommunication sites across the globe. These outsourcing operations provided by the Company directly support U.S. Navy, Army and Air Force operations as they seek to convert their military information technology communications facilities into contractor-run operations. This was partially offset by a $700,000 decline in the Company's Logistic Management Program, due to reduced funding from the Government. This program involves the tracking of mobile chassis under the Company's Cargo*Mate(TM) contracts. The Company anticipates new funding for this project from the Government later in 2004.

     Product margins for the quarter ended March 31, 2004 were 32%, a decline from 34.7% for the quarter ended March 31, 2003. This decline was caused, in part, by lower software revenue in 2004 when compared to 2003. Contributing to the decline was an integration project for a major customer in the first quarter of 2004 that involved lower margin peripheral hardware products.

     Customer service margins were 13.2% for the quarter ended March 31, 2004 compared to 15.4% for the same period in 2003. The lower margin in 2004 was primarily due to higher installation expenses as a result of an increased use of third parties in certain installations. Also contributing to the margin decline was a $75,000 increase in the provision for service inventory obsolescence.

     Contract margins were 7.2% for the quarter ended March 31, 2004 versus 4.6% for 2003. The increase in margins is primarily attributable to a favorable performance-based award fee on an imagery information technology contract. Additionally, the Company also received a favorable contract modification on a certain I/T outsourcing contract. The significant components of contract costs in 2004 were 86% for labor and fringe benefits, 3% for materials and supplies, and 1% for subcontract costs. For the same period in 2003, these costs were 78%, 6%, and 3%, respectively of contract costs. The balance of contract costs for 2004 and 2003 included consulting, facilities, communications and corporate overhead costs. Margins on the Company's Government contract business historically run between 5% and 6%.

     Selling, general and administrative expenses are virtually all related to the Company's Restaurant segment. Selling, general and administrative expenses for the quarter ended March 31, 2004 were $5 million, an increase of 14% from the $4.4 million expended in 2003. The increase was primarily attributed to a rise in selling expenses due to a planned addition to the sales force. Also contributing to the increase was higher sales commission that is directly related to product revenue growth.

     Research and development expenses relate primarily to the Company's Restaurant segment. Research and development expenses were $1.3 million for the quarter ended March 31, 2004, an increase of 16% from the $1.2 million recorded in 2003. This increase reflects a modest addition to the development staff related to new product investments.

     Other income, net, was $211,000 in the first quarter of 2004 compared to $76,000 in 2003. Other income primarily includes rental income and foreign currency gains and losses. The increase in 2004 was due to foreign currency gains.

     Interest expense represents interest charged on the Company's short-term borrowing requirements from banks and from long-term debt. Interest expense declined 49% to $73,000 for the quarter ended March 31, 2004, as compared to $143,000 in 2003, due to lower interest rates on borrowings and lower average amounts outstanding in 2004 as compared to 2003.

     The Company's effective tax rate was 36.8% for the quarter ended March 31, 2004 virtually unchanged from the 36.7% rate for the same period in 2003.


Liquidity and Capital Resources

     The Company's primary source of liquidity has been cash flow from operations and lines of credit with various banks. Cash provided by continuing operations was $5.9 million for the first quarter of 2004 compared to $710,000 in 2003. In 2004, cash flow benefited from a reduction in accounts receivable and the operating profits for the period. In 2003, cash flow was also generated from a reduction in accounts receivable and operating profits. This was partially offset by the timing of vendor payments.

     Cash used in investing activities was $562,000 for the first quarter of 2004 versus $239,000 for 2003. In 2004, capital expenditures were $394,000 and were primarily for manufacturing equipment and internal use information technology equipment. Capitalized software costs relating to software development of restaurant products were $168,000 in 2004. For 2003, capital expenditures were $53,000 and were primarily for vehicles used in operations of both business segments. Capitalized software costs were $186,000 in 2003.

     Cash used in financing activities was $4.3 million for the first quarter of 2004 versus $557,00 of cash provided in 2003. During 2004, the Company reduced its short-term bank borrowings by $4.4 million and received $141,000 from the exercise of employee stock options. In 2003, the Company increased its short-term bank borrowings by $511,000, and received $68,000 from the exercise of employee stock options.

     The Company has an aggregate of $20,000,000 in bank lines of credit. One line totaling $12,500,000 bears interest at the prime rate (4% at March 31,
2004) and is subject to loan covenants. These covenants include a debt to tangible net worth ratio of 1 to 1; working capital of at least $25 million; and a debt coverage ratio of 4 to 1. The total amount of credit available under this facility at a given time is based on (a) 80% of the Company's accounts receivable under 91 days outstanding attributable to the Company's Restaurant segment and (b) 40% of the Company's inventory, excluding work in process. This line expires on April 30, 2005. The remaining line of $7,500,000 allows the Company, at its option, to borrow funds at the LIBOR rate plus the applicable interest rate spread or at the bank's prime lending rate (4% at March 31, 2004). At March 31, 2004 borrowings under this line were at the prime rate. This facility contains certain loan covenants including a leverage ratio of not greater than 4 to 1 and a fixed charge coverage ratio of not less than 4 to 1. This line expires on October 30, 2005. Both lines are collateralized by certain accounts receivable and inventory. The Company was in compliance with all loan covenants as of March 31, 2004. At March 31, 2004, an aggregate of $2,607,000 was outstanding and an aggregate of $17,393,000 was available under these lines.

     During fiscal year 2004, the Company anticipates that its capital requirements will be less than $2 million. The Company does not usually enter into long term contracts with its major restaurant customers. The Company commits to purchasing inventory from its suppliers based on a combination of internal forecasts and the actual orders from customers. This process, along with good relations with suppliers, minimizes the working capital investment required by the Company. While the Company lists two major customers, McDonald's and Yum!Brands, it sells to hundreds of individual franchisees of these corporations, each of which is individually responsible for its own debts. These broadly-made sales substantially reduce the impact on the Company's liquidity if one individual franchisee reduces the volume of its purchases from the Company in a given year. The Company, based on internal forecasts, believes its existing cash, line of credit facilities and its anticipated operating cash flow will be sufficient to meet its cash requirements through at least the next twelve months. However, the Company may be required, or could elect, to seek additional funding prior to that time. The Company's future capital requirements will depend on many factors, including its rate of revenue growth, the timing and extent of spending to support product development efforts, expansion of sales and marketing, the timing of introductions of new products and enhancements to existing products, and market acceptance of its products. The Company cannot assure that additional equity or debt financing will be available on acceptable terms or at all. The Company's sources of liquidity beyond twelve months, in management's opinion, will be its cash balances on hand at that time, funds provided by operations, funds available through its lines of credit and whatever long-term credit facilities it can arrange.

Critical Accounting Policies

     The Company's consolidated financial statements are based on the application of accounting principles generally accepted in the United States of America (GAAP). GAAP requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. The Company believes its use of estimates and underlying accounting assumptions adhere to GAAP and are consistently applied. Valuations based on estimates are reviewed for reasonableness and adequacy on a consistent basis throughout the Company. Primary areas where financial information of the Company is subject to the use of estimates, assumptions and the application of judgment include revenue recognition, accounts receivable, inventories, intangible assets and taxes.

Revenue Recognition Policy

     The Company recognizes revenue generated by the Restaurant segment using the guidance from SEC Staff Accounting Bulletin No. 104, "Revenue Recognition" and the AICPA Statement of Position (SOP) 97-2, "Software Revenue Recognition," and other applicable revenue recognition guidance and interpretations. Product revenue in the Restaurant segment is generated from sales of the Company's standard Point-of-Sale systems. When the Company installs its restaurant systems (which primarily include hardware or hardware and software) on behalf of its customers, the Company recognizes revenue from the sale of its restaurant systems upon delivery to the customer's site. For restaurant systems that are self-installed by the customer or an unrelated third party and for component sales or supplies, the Company recognizes revenue at the time of shipment. In addition to product sales, the Company may provide installation and training services, and also offers maintenance contracts to its customers. Installation and training service revenues are recognized as the services are performed. The Company's other service revenues in the Restaurant segment, consisting of support, field and depot repair, are provided to customers either on a time and materials basis or under its maintenance contracts. Services provided on a time and materials basis are recognized as the services are performed. Service revenues from maintenance contracts are deferred when billed and recognized ratably over the related contract period.

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

Capitalized software development costs

     The Company capitalizes certain costs related to the development of computer software used in its Restaurant products segment under the requirements of Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed". Software development costs incurred prior to establishing technological feasibility are charged to operations and included in research and development costs. Software development costs incurred after establishing feasibility are capitalized and amortized when the product is available for general release to customers.

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

Factors that could affect future results

A DECLINE IN THE VOLUME OF PURCHASES MADE BY ANY ONE OF THE COMPANY'S MAJOR CUSTOMERS WOULD MATERIALLY ADVERSELY AFFECT OUR BUSINESS.

     A small number of customers has historically accounted for a majority of our net revenues in any given fiscal period. For the fiscal years ended December 31, 2003, 2002 and 2001, aggregate sales to our top two Restaurant segment customers, McDonald's and Yum!Brands, amounted to 50%, 51% and 51%, respectively, of total revenues. For the three months ended March 31, 2004 and 2003, sales to these customers were 50% and 42%, respectively, of total revenues. Most customers are not obligated to make any minimum level of future purchases from us or to provide us with binding forecasts of product purchases for any future period. In addition, major customers may elect to delay or otherwise change the timing of orders in a manner that could adversely affect quarterly and annual results of operations. There can be no assurance that our current customers will continue to place orders with us, or that we will be able to obtain orders from new customers.

AN INABILITY TO PRODUCE NEW PRODUCTS THAT KEEP PACE WITH TECHNOLOGICAL DEVELOPMENTS AND CHANGING MARKET CONDITIONS COULD RESULT IN A LOSS OF MARKET SHARE.

     The products we sell are subject to rapid and continual technological change. The products that are available from our competitors have increasingly offered a wider range of features and capabilities. We believe that in order to compete effectively we must provide compatible systems incorporating new technologies at competitive prices. There can be no assurance that we will be able to continue funding research and development at levels sufficient to enhance our current product offerings, or that the Company will be able to develop and introduce on a timely basis new products that keep pace with technological developments and emerging industry standards and address the evolving needs of customers. There can also be no assurance that we will not experience difficulties that will result in delaying or preventing the successful development, introduction and marketing of new products in our existing markets, or that our new products and product enhancements will adequately meet the requirements of the marketplace or achieve any significant degree of market acceptance. Likewise, there can be no assurance as to the acceptance of our products in new markets, nor can there be any assurance as to the success of our penetration of these markets, or to the revenue or profit margins with respect to these products. If any of our competitors were to introduce superior software products at competitive prices, or if our software products no longer met the needs of the marketplace due to technological developments and emerging industry standards, our software products may no longer retain any significant market share. If this were to occur, we could be required to record a charge against capitalized software costs, which amount to $1.6 million as of March 31, 2004.

WE GENERATE MUCH OF OUR REVENUE FROM THE QUICK SERVICE RESTAURANT INDUSTRY AND THEREFORE ARE SUBJECT TO DECREASED REVENUES IN THE EVENT OF A DOWNTURN EITHER IN THAT INDUSTRY OR IN THE ECONOMY AS A WHOLE.

     For the fiscal years ended December 31, 2003, 2002 and 2001, we derived 70%, 72% and 73%, respectively, of our total revenues from the restaurant industry, primarily the Quick Service Restaurant (QSR) industry. For the three months ended March 31, 2004 and 2003 revenues from the restaurant industry were 70% and 68%, respectively, of total revenues. Consequently, our restaurant technology product sales are dependent in large part on the health of the QSR industry, which in turn is dependent on the domestic and international economy, as well as factors such as consumer buying preferences and weather conditions. Instabilities or downturns in the restaurant market could disproportionately impact our revenues, as clients may either exit the industry or delay, cancel or reduce planned expenditures for our products. Although we believe we can assist the QSR sector of the restaurant industry in a competitive environment, given the cyclical nature of that industry, there can be no assurance that our profitability and growth will continue.

WE DERIVE A PORTION OF OUR REVENUE FROM GOVERNMENT CONTRACTS, WHICH CONTAIN PROVISIONS UNIQUE TO PUBLIC SECTOR CUSTOMERS, INCLUDING THE GOVERNMENT'S RIGHT TO MODIFY OR TERMINATE THESE CONTRACTS AT ANY TIME.

     For the fiscal years ended December 31, 2003, 2002 and 2001, we derived 30%, 28% and 27%, respectively, of our total revenues from contracts to provide technical products and services to United States Government agencies and defense contractors. For the three months ended March 31, 2004 and 2003 revenues from such contracts were 30% and 32%, respectively. Contracts with United States Government agencies typically provide that such contracts are terminable at the convenience of the Government. If the Government terminated a contract on this basis, we would be entitled to receive payment for our allowable costs and, in general, a proportionate share of our fee or profit for work actually performed. Most U.S. Government contracts are also subject to modification or termination in the event of changes in funding. As such, we may perform work prior to formal authorization, or the contract prices may be adjusted for increased work scope or change orders. Termination or modification of a substantial number of our U.S. Government contracts could have a material adverse effect on our business, financial condition and results of operations.

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

     For the fiscal years ended December 31, 2003, 2002 and 2001, our net revenues from sales outside the United States were 11%, 11% and 14%, respectively, of the Company's total revenues. For the three months ended March 31, 2004 and 2003, sales outside the United States were 8% and 9%, respectively, of the Company's total revenues. We anticipate that international sales will continue to account for a significant portion of sales. We intend to continue to expand our operations outside the United States and to enter additional international markets, which will require significant management attention and financial resources. Our operating results are subject to the risks inherent in international sales, including, but not limited to, regulatory requirements, political and economic changes and disruptions, geopolitical disputes and war, transportation delays, difficulties in staffing and managing foreign sales operations, and potentially adverse tax consequences. In addition, fluctuations in exchange rates may render our products less competitive relative to local product offerings, or could result in foreign exchange losses, depending upon the currency in which we sell our products. There can be no assurance that these factors will not have a material adverse effect on our future international sales and, consequently, on our operating results.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

INFLATION

     Inflation had little effect on revenues and related costs during the first quarter of 2004. Management anticipates that margins will be maintained at acceptable levels to minimize the effects of inflation, if any.

INTEREST RATES

     As of March 31, 2004, the Company has $2.2 million in variable long-term debt and $2.6 million in variable short-term debt. The Company believes that adverse change in interest rates of 100 basis points would not have a material impact on our business, financial conditions, results of operations or cash flows.

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


Item 4. Controls and Procedures


(a) Evaluation of Disclosure Controls and Procedures.

     As of March 31, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Exchange Act Rule 15d-14(c). Based upon the evaluation, the Company's President and Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure and procedures are effective in enabling the Company to identify, process, record and report information required to be included in the Company's periodic SEC filings within the required time period.

(b) Changes in Internal Controls.

     There was no significant change in the Company's internal controls over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, such internal controls over financial reporting.

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




(b)  Reports on Form 8-K


         On February 12, 2004, PAR Technology Corporation furnished a report on Form 8-K pursuant to Item 9 (Regulation FD Disclosure) of that Form relating to its financial information for the quarter ended December 31, 2003, as presented in a press release of February 12, 2004 and furnished thereto as an exhibit.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                         PAR TECHNOLOGY CORPORATION
                                         (Registrant)






Date:  May 14, 2004

                                         /s/RONALD J. CASCIANO
                                         ---------------------------------------
                                         Ronald J. Casciano
                                         Vice President, Chief Financial Officer
                                         and Treasurer

                                  Exhibit Index




                                                                   Sequential
                                                                      Page
 Exhibit                                                             Number
 -------                                                             ------


  31.1               Certification of Chairman of the Board            E-1
                     and Chief Executive Officer Pursuant
                     to Section 302 of the Sarbanes-Oxley Act of 2002.

  31.2               Certification of Vice President, Chief            E-2
                     Financial Officer and Treasurer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  32.1               Certification of Chairman of the Board            E-3
                     and Chief Executive Officer and
                     Vice President, Chief Financial Officer
                     and Treasurer Pursuant to 18 U.S.C.
                     Section 1350, as Adopted Pursuant to
                     Section 906 of the Sarbanes-Oxley Act of 2002.

                                  Exhibit 31.1

                           PAR TECHNOLOGY CORPORATION
                         STATEMENT OF EXECUTIVE OFFICER

I, John W. Sammon, Jr., certify that:

1.   I have reviewed this report on Form 10-Q of PAR Technology Corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

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

     b. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluations; and,

     c. Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter and that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

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


Date: May 14, 2004
                               /s/John W. Sammon, Jr.
                               ------------------------------------------
                               John W. Sammon, Jr.
                               Chairman of the Board and Chief Executive Officer

                                  Exhibit 31.2

                           PAR TECHNOLOGY CORPORATION
                         STATEMENT OF EXECUTIVE OFFICER

I, Ronald J. Casciano, certify that:

1.   I have reviewed this report on Form 10-Q of PAR Technology Corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

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

     b. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluations; and,

     c. Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter and that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

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



Date: May 14, 2004
                               /s/Ronald J. Casciano
                               ------------------------------------------
                               Ronald J. Casciano
                               Vice President, Chief Financial Officer
                               & Treasurer

                                  Exhibit 32.1



                           PAR TECHNOLOGY CORPORATION
                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of PAR Technology Corporation (the "Company") on Form 10-Q for the quarter ended March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), we, John
W. Sammon, Jr. and Ronald J. Casciano, Chairman of the Board & Chief Executive Officer and Vice President, Chief Financial Officer & Treasurer of the Company, certify pursuant to 18 U.S.C.ss.1350, as adopted pursuant toss.906 of the Sarbanes-Oxley Act of 2002, that to the best of our knowledge:


     (1) The Report fully complies with the requirement of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.






/s/John W. Sammon, Jr.
-------------------------------
John W. Sammon, Jr.
Chairman of the Board & Chief Executive Officer
May 14, 2004

/s/Ronald J. Casciano
-------------------------------
Ronald J. Casciano
Vice President, Chief Financial Officer & Treasurer
May 14, 2004