Form 10-Q
period 2004-06-30
PAR TECHNOLOGY CORP
filed 2004-08-11
CIK 708821

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                                    FORM 10-Q

     [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended June 30, 2004.

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

     The number of shares outstanding of registrant's common stock, as of July 31, 2004 - 8,669,245 shares.

                           PAR TECHNOLOGY CORPORATION


                                TABLE OF CONTENTS
                            FORM 10-Q, June 30, 2004


                                     PART 1
                              FINANCIAL INFORMATION


   Item Number
   -----------

      Item 1.    Financial Statements (unaudited)
                 -  Consolidated Statements of Income for
                    the three and six months ended June 30, 2004 and 2003

                 - Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2004 and 2003

                 -  Consolidated Balance Sheets at
                    June 30, 2004 and December 31, 2003

                 -  Consolidated Statements of Cash Flows
                    for the six months ended June 30, 2004 and 2003

                 -  Notes to Unaudited Interim Consolidated Financial Statements

      Item 2.       Management's Discussion and Analysis of
                    Financial Condition and Results of Operations

      Item 3.       Quantitative and Qualitative Disclosures About Market Risk

      Item 4.       Controls and Procedures

                                     PART II
                                OTHER INFORMATION


      Item 4.       Submission of Matters to Vote of Security Holders

      Item 6.       Exhibits and Reports on Form 8-K

      Signatures

      Exhibit Index

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                   PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                     (in thousands except per share amounts)
                                   (unaudited)


                                           For the three months     For the six months
                                              ended June 30,           ended June 30,
                                           --------------------    --------------------
                                             2004        2003         2004        2003
                                           --------    --------    --------    --------
Net revenues:
     Product ...........................   $ 19,466    $ 13,059    $ 35,705    $ 25,412
     Service ...........................     10,570       8,634      20,877      17,103
     Contract ..........................     12,889      10,318      24,241      20,038
                                           --------    --------    --------    --------
                                             42,925      32,011      80,823      62,553
                                           --------    --------    --------    --------
Costs of sales:
     Product ...........................     13,231       8,528      24,268      16,590
     Service ...........................      9,084       7,242      18,029      14,409
     Contract ..........................     12,082       9,897      22,612      19,169
                                           --------    --------    --------    --------
                                             34,397      25,667      64,909      50,168
                                           --------    --------    --------    --------
           Gross margin ................      8,528       6,344      15,914      12,385
                                           --------    --------    --------    --------
Operating expenses:
     Selling, general and administrative      5,245       4,700      10,261       9,111
     Research and development ..........      1,302       1,262       2,645       2,421
                                           --------    --------    --------    --------
                                              6,547       5,962      12,906      11,532
                                           --------    --------    --------    --------
Operating income .......................      1,981         382       3,008         853
Other income, net ......................        187         313         398         389
Interest expense .......................        (46)       (152)       (119)       (295)
                                           --------    --------    --------    --------
Income from continuing operations
  before provision for income taxes ....      2,122         543       3,287         947
Provision for income taxes .............       (810)       (192)     (1,239)       (340)
                                           --------    --------    --------    --------
Income from continuing operations ......      1,312         351       2,048         607
                                           --------    --------    --------    --------
Discontinued operations:
     Loss from operations of
        discontinued component .........       --           (67)       --          (109)
     Income tax benefit ................       --            24        --            39
                                           --------    --------    --------    --------
     Loss on discontinued operations ...       --           (43)       --           (70)
                                           --------    --------    --------    --------
Net income .............................   $  1,312    $    308    $  2,048    $    537
                                           ========    ========    ========    ========




                                   (Continued)


                   PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (Continued)
                     (in thousands except per share amounts)
                                   (unaudited)


                                          For the three months      For the six months
                                              ended June 30,           ended June 30,
                                         ---------------------    ---------------------
                                            2004        2003         2004        2003
                                         ---------   ---------    ---------   ---------
Earnings per share:
Basic:
     Income from continuing operations   $     .15   $     .04    $     .24   $     .07
     Loss from discontinued operations   $      --   $    (.01)   $      --   $    (.01)
           Net income ................   $     .15   $     .04    $     .24   $     .06
Diluted:
     Income from continuing operations   $     .14   $     .04    $     .22   $     .07
     Loss from discontinued operations   $      --   $      --    $      --   $    (.01)
           Net income ................   $     .14   $     .04    $     .22   $     .06
Weighted average shares outstanding
     Basic ...........................       8,636       8,422        8,603       8,398
                                         =========   =========    =========   =========
     Diluted .........................       9,192       8,765        9,156       8,766
                                         =========   =========    =========   =========


See notes to unaudited interim consolidated financial statements



                   PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (in thousands)
                                   (unaudited)


                                                 For the three months  For the six months
                                                    ended June 30,       ended June 30,
                                                 ------------------   ------------------
                                                   2004       2003      2004       2003
                                                 -------    -------   -------    -------
Net income ...................................   $ 1,312    $   308   $ 2,048    $   537
Other comprehensive income (loss), net of tax:
     Foreign currency translation adjustments        (71)       194      (234)       300
                                                 -------    -------   -------    -------
Comprehensive income .........................   $ 1,241    $   502   $ 1,814    $   837
                                                 =======    =======   =======    =======


See notes to unaudited interim consolidated financial statements



                   PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       (in thousands except share amounts)
                                   (unaudited)

                                                                June 30,   December 31,
                                                                  2004        2003
                                                                --------    --------
Assets
Current assets:
     Cash ..................................................   $  2,619    $  1,467
     Accounts receivable-net ...............................     29,462      31,876
     Inventories-net .......................................     30,379      31,894
     Deferred income taxes .................................      6,320       6,486
     Other current assets ..................................      2,086       2,472
     Total assets of discontinued operation ................       --            20
                                                               --------    --------
         Total current assets ..............................     70,866      74,215

Property, plant and equipment - net ........................      7,416       7,240
Deferred income taxes ......................................      2,019       2,857
Other assets ...............................................      3,370       2,855
                                                               --------    --------
                                                               $ 83,671    $ 87,167
                                                               ========    ========
Liabilities and Shareholders' Equity
Current Liabilities:
     Current portion of long-term debt .....................   $     92    $     89
     Borrowings under lines of credit ......................       --         6,989
     Accounts payable ......................................     10,162       8,301
     Accrued salaries and benefits .........................      5,985       5,461
     Accrued expenses ......................................      2,073       2,471
     Deferred service revenue ..............................      5,321       5,947
     Total liabilities of discontinued operation ...........        429         578
                                                               --------    --------
         Total current liabilities .........................     24,062      29,836
                                                               --------    --------
Long-term debt .............................................      2,045       2,092
                                                               --------    --------

Commitments and contingent liabilities Shareholders' Equity:
     Preferred stock, $.02 par value,
       1,000,000 shares authorized .........................       --          --
     Common stock, $.02 par value,
       19,000,000 shares authorized;
       10,065,287 and 9,966,062 shares issued;
        8,654,600 and 8,555,375 outstanding ................        201         199
     Capital in excess of par value ........................     30,270      29,761
     Retained earnings .....................................     34,423      32,375
     Accumulated other comprehensive loss ..................       (277)        (43)
     Treasury stock, at cost, 1,410,687 shares .............     (7,053)     (7,053)
                                                               --------    --------
         Total shareholders' equity ........................     57,564      55,239
                                                               --------    --------
                                                               $ 83,671    $ 87,167
                                                               ========    ========


See notes to unaudited interim consolidated financial statements

                   PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                      For the six months
                                                         ended June 30,
                                                     -------------------
                                                       2004        2003
                                                     -------    --------
Cash flows from operating activities:
   Net income ....................................   $ 2,048    $   537
   Adjustments to reconcile net income to net
     cash provided by operating activities:
      Net loss from discontinued operations ......      --           70
      Depreciation and amortization ..............     1,388      1,365
      Provision for bad debts ....................       801        441
      Provision for obsolete inventory ...........     1,873      1,110
      Deferred income taxes ......................     1,365        (32)
      Increase (decrease) from changes in:
        Accounts receivable ......................     1,613      1,940
        Inventories ..............................      (358)       629
        Other current assets .....................       386        365
        Other assets .............................      (749)       --
        Accounts payable .........................     1,861     (3,838)
        Accrued salaries and benefits ............       524       (260)
        Accrued expenses .........................      (398)       (87)
        Deferred service revenue .................      (626)      (917)
                                                     -------    -------
         Net cash provided by continuing
          operating activities ...................     9,728      1,323
         Net cash used in discontinued operations       (129)      (132)
                                                     -------    -------
         Net cash provided by operating activities     9,599      1,191
                                                     -------    -------
Cash flows from investing activities:
   Capital expenditures ..........................      (952)       (94)
   Capitalization of software costs ..............      (378)      (410)
                                                     -------    -------
         Net cash used in investing activities ...    (1,330)      (504)
                                                     -------    -------
Cash flows from financing activities:
   Net payments under line-of-credit agreements ..    (6,989)      (173)
   Payments on long-term debt obligations ........       (44)       (44)
   Proceeds from the exercise of stock options ...       313        257
                                                     -------    -------
         Net cash provided (used) by
          financing activities ...................    (6,720)        40
                                                     -------    -------



                                   (Continued)

                   PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                              For the six months
                                                 ended June 30,
                                              ------------------
                                                2004       2003
                                              -------    -------

Effect of exchange rate changes on cash and
  cash equivalents ........................      (397)       300
                                              -------    -------
Net increase in cash and cash equivalents . 1,152 1,027 Cash and cash equivalents at
  beginning of year .......................     1,467        490
                                              -------    -------
Cash and cash equivalents at
  end of period ...........................   $ 2,619    $ 1,517
                                              =======    =======



Supplemental disclosures of cash flow information:

Cash paid during the year for:
Interest ..................................   $   142    $   297
Income taxes, net of refunds ..............       228         (6)


See notes to unaudited interim consolidated financial statements

                   PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
          NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS


1. The accompanying unaudited interim consolidated financial statements have been prepared by PAR Technology Corporation (the "Company" or "PAR") in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements. Accordingly, these interim financial statements do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company such unaudited statements include all adjustments (which comprise only normal recurring accruals) necessary for a fair presentation of the results for such periods. The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results of operations to be expected for any future period. The consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes for the years ended in December 31, 2003 and 2002 included in the Company's December 31, 2003 Annual Report to the Securities and Exchange Commission on Form 10-K.

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

     A summary of net revenues and pre-tax operating results and total assets and liabilities of discontinued operations are detailed below

                                                     (in thousands)
                                     For the three months    For the six months
                                        ended June 30,         ended June 30,
                                     --------------------  ---------------------
                                      2004        2003       2004         2003
                                    --------   ---------   --------     --------

Net revenues ....................   $  --      $   --      $   --       $   21
Net loss from operations of
  discontinued component ........   $  --      $  (43)     $   --       $  (70)



                                            June 30,          December 31,
                                              2004                2003
                                          ----------           -------- -

Discontinued assets-other ...........     $      --            $      20
                                          ==========           =========
Discontinued liabilities-other ......     $      429           $     578
                                          ==========           =========

3. Inventory maintained by the Company relates primarily to the manufacture and service of Restaurant products. The components of inventory, net of related reserves, consist of the following:

                                                          (in thousands)
                                                     June 30,       December 31,
                                                       2004             2003
                                                     ---------      ------------

          Finished goods ......................      $ 6,763          $ 7,430
          Work in process .....................        1,554            1,623
          Component parts .....................        5,102            5,585
          Service parts .......................       16,960           17,256
                                                     -------          -------
                                                     $30,379          $31,894
                                                     =======          =======


     At June 30, 2004 and December 31, 2003, the Company had recorded reserves for shrinkage, excess and obsolete inventory of $3,095,000 and $4,361,000, respectively.

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

     The changes in the product warranty liability for the six months ended June 30 are summarized as follows:

                                                                (in thousands)
                                                                2004      2003
                                                              -------   ------

     Balance at beginning of year ..........................   $(494)   $(560)
     Accruals for warranties issued during the period ......    (504)    (458)
     Settlements made (in cash or in kind) during the period     569      475
                                                               -----    -----
     Balance at June 30 ....................................   $(429)   $(543)
                                                               =====    =====

5. Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), encourages, but does not require companies to record compensation cost for stock-based compensation plans at fair value. The Company has elected to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations.

     Had compensation cost for the Company's stock-based compensation plans been determined based on the fair values of the respective options on their grant dates for those awards, consistent with the requirements of SFAS No. 123, the Company's net income and earnings per share would have been adjusted to the proforma amounts indicated below:


                                          (in thousands, except per share data)
                                       For the three months     For the six months
                                          ended June 30,           ended June 30,
                                      ---------------------    -------------------
                                         2004        2003        2004         2003
                                      ---------    --------    --------    -------

       Net income                     $   1,312    $    308    $  2,048    $   537
       Compensation expense                 (49)        (30)        (96)       (56)
                                      ---------    --------    --------    -------
       Proforma net income            $   1,263    $    278    $  1,952    $   481
                                      =========    ========    ========    =======

    Earnings per share:
       As reported  -   Basic         $     .15    $    .04    $    .24    $   .06
                    -   Diluted       $     .14    $    .04    $    .22    $   .06

       Proforma     -   Basic         $     .15    $    .03    $    .23    $   .06
                    -   Diluted       $     .14    $    .03    $    .21    $   .05


6. Earnings per share ("EPS") is calculated in accordance with Statement of Financial Accounting Standards No. 128 "Earnings per Share", which specifies the computation, presentation, and disclosure requirements for EPS. This standard also requires the presentation of basic and diluted EPS. Basic EPS excludes all dilution and is based upon the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock.

     The  following  is  a   reconciliation   of  the  weighted  average  shares
     outstanding for the basic and diluted EPS computations:

                                                               (in thousands,
                                                          except per share data)
                                                           For the three months
                                                                ended June 30,
                                                           ---------------------
                                                                 2004       2003
                                                               ------     ------
Net income ...............................................     $1,312     $  308
                                                               ======     ======
Basic:
     Shares outstanding at beginning of period ...........      8,615      8,380
     Weighted average shares issued during the period ....         21         42
                                                               ------     ------
     Weighted average common shares, basic ...............      8,636      8,422
                                                               ======     ======
     Earnings per common share, basic ....................     $ 0.15     $ 0.04
                                                               ======     ======
Diluted:
     Weighted average common shares, basic ...............      8,636      8,422
     Dilutive impact of stock options ....................        556        343
                                                               ------     ------
     Weighted average common shares, diluted .............      9,192      8,765
                                                               ======     ======
     Earnings per common share, diluted ..................     $ 0.14     $ 0.04
                                                               ======     ======

                                                                 (in thousands,
                                                          except per share data)
                                                              For the six months
                                                                 ended June 30,
                                                                 2004       2003
                                                               -------    ------

 Net income ..............................................     $2,048     $  537
                                                               ======     ======

 Basic:
    Shares outstanding at beginning of year ..............      8,555      8,360
    Weighted average shares issued during the period .....         48         38
                                                               ------     ------
    Weighted average common shares, basic ................      8,603      8,398
                                                               ======     ======
   Earnings per common share, basic ......................     $ 0.24     $ 0.06
                                                               ======     ======

Diluted:
   Weighted average common shares, basic .................      8,603      8,398
   Dilutive impact of stock options ......................        553        368
                                                               ------     ------
   Weighted average common shares, diluted ...............      9,156      8,766
                                                               ======     ======
    Earnings per common share, diluted ...................     $ 0.22     $ 0.06
                                                               ======     ======


     The loss from operations of a discontinued component had no effect on basic or diluted earnings per share for the 2003 periods.

7. The Company's reportable segments are distinct business units that have separate management teams and infrastructures and business strategies that offer different products and services.

     The Company has two reportable segments, Restaurant and Government. The Restaurant segment offers integrated solutions to the hospitality industry. These offerings include hardware and software applications utilized at the point-of-sale, back of store and corporate office. This segment also offers customer support including field service, installation, training, twenty-four hour telephone support and depot repair. The Government segment develops advanced technology systems for the Department of Defense and other United States governmental agencies. Additionally, this segment provides information technology and communications support services to the United States Navy, Air Force and Army. The Company's Government segment is also involved in developing technology to track mobile chassis in the interstate shipping industry. As discussed in Note 2, the Company discontinued its Industrial segment in the third quarter of 2002. Accordingly, the results of this segment have been reported as discontinued operations. Inter-segment sales and transfers are not significant.

     Information as to the Company's operations in its segments is set forth below:

                                                      (in thousands)
                                       For the three months    For the six months
                                          ended June 30,          ended June 30,
                                      --------------------    --------------------
                                         2004       2003        2004        2003
                                      --------    --------    --------    --------
Revenues:
     Restaurant ...................   $ 30,036    $ 21,693    $ 56,582    $ 42,515
     Government ...................     12,889      10,318      24,241      20,038
                                      --------    --------    --------    --------
           Total ..................   $ 42,925    $ 32,011    $ 80,823    $ 62,553
                                      ========    ========    ========    ========
Operating income (loss):
     Restaurant ...................   $  1,152    $     78    $  1,493    $    178
     Government ...................        829         434       1,515         805
     Other ........................       --          (130)       --          (130)
                                      --------    --------    --------    --------
                                         1,981         382       3,008         853
Other income, net .................        187         313         398         389
Interest expense ..................        (46)       (152)       (119)       (295)
                                      --------    --------    --------    --------
Income from continuing operations
  before provision for income taxes   $  2,122    $    543    $  3,287    $    947
                                      ========    ========    ========    ========
Depreciation and amortization:
     Restaurant ...................   $    519    $    559    $  1,084    $  1,084
     Government ...................         41          26         165          66
     Other ........................        110         114         139         215
                                      --------    --------    --------    --------
           Total ..................   $    670    $    699    $  1,388    $  1,365
                                      ========    ========    ========    ========
Capital expenditures:
     Restaurant ...................   $    538    $     --    $    841    $     22
     Government ...................         --          --          --           4
     Other ........................         20          41         111          68
                                      --------    --------    --------    --------
           Total ..................   $    558    $     41    $    952    $     94
                                      ========    ========    ========    ========


     The following table presents revenues by geographic area based on the location of the use of the product or services.

                                               (in thousands)
                               For the three months        For the six months
                                  ended June 30,              ended June 30,
                             ---------------------------------------------------
                                2004          2003         2004           2003
                             ---------     --------     ----------     ---------

United States ...........     $39,261       $28,563       $73,998       $56,193
Other Countries .........       3,664         3,448         6,825         6,360
                              -------       -------       -------       -------
      Total ............      $42,925       $32,011       $80,823       $62,553
                              =======       =======       =======       =======

The following table represents identifiable assets by business segment:

                                           (in thousands)
                                       June 30,      December 31,
                                         2004           2003
                                      ---------      ---------
Identifiable assets:
     Restaurant ..............         $68,613        $70,550
     Government ..............           7,878         10,475
     Industrial ..............              --             20
     Other ...................           7,180          6,122
                                       -------        -------
           Total .............         $83,671        $87,167
                                       =======        =======



     The following table presents identifiable assets by geographic area based on the location of the asset.

                                            (in thousands)
                                        June 30,    December 31,
                                         2004          2003
                                      ---------      ---------

United States ...........              $77,576        $79,831
Other Countries .........                6,095          7,336
                                       -------        -------
       Total ............              $83,671        $87,167
                                       =======        =======



     Customers comprising 10% or more of the Company's total revenues are summarized as follows:


                                       For the three months  For the six months
                                         ended June 30,         ended June 30,
                                       ---------------------------------------
                                        2004       2003        2004       2003
                                       ----------------      -----------------

Restaurant Segment:
     McDonald's Corporation .......      34%        24%        30%         24%
     YUM! Brands, Inc. ............      17%        23%        21%         21%
Government Segment:
     Department of Defense ........      30%        32%        30%         32%
All Others ........................      19%        21%        19%         23%
                                        ---        ---        ----        ----
                                        100%       100%       100%        100%
                                        ===        ===        ====        ====

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statement

     This document contains  "forward-looking  statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. Any statements in this document that do not describe historical facts are forward-looking statements. Forward-looking statements in this document (including forward-looking statements regarding the continued health of the quick-service restaurant industry, future information technology outsourcing opportunities, an expected increase in funding by the United States government relating to the Company's Cargo*Mate(R) contracts, the impact of current world events on our results of operations, the effects of inflation on our margins, and the effects of interest rate and foreign currency fluctuations on our results of operations) are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. When we use words such as "intend," "anticipate," "believe," "estimate," "plan," "will," or "expect", we are making forward-looking statements. We believe that the assumptions and expectations reflected in such forward-looking statements are reasonable, based on information available to us on the date hereof, but we cannot assure you that these assumptions and expectations will prove to have been correct or that we will take any action that we presently may be planning. We have disclosed certain important factors that could cause our actual future results to differ materially from our current expectation, including a decline in the volume of purchases made by one or a group of our major customers; risks in technology development and commercialization; risks of downturns in economic conditions generally, and in the quick service sector of the restaurant market specifically; risks associated with government contracts; risks associated with competition and competitive pricing pressures; and risks related to foreign operations. Forward-looking statements made in connection with this report are necessarily qualified by these factors. We are not undertaking to update or revise publicly any forward-looking statement if we obtain new information or upon the occurrence of future events or otherwise.

Overview

     PAR Technology Corporation ("PAR" or the "Company") is the parent company of three wholly-owned subsidiary businesses: Par Tech, Inc., PAR Government Systems Corporation and Rome Research Corporation.

Restaurant Segment

     PAR's largest subsidiary, ParTech, Inc. is a provider of management technology solutions, including hardware, software and professional services to businesses in the restaurant, hospitality, and retail industries. Through

ParTech, Inc., the Company is a supplier of hospitality technology systems with over 35,000 systems installed in 95 countries. PAR's hospitality management software assists in the operation of hospitality and restaurant businesses by managing data from end-to-end and improving profitability through more efficient operations. The Company's professional services mission is to assist businesses in achieving the full potential of their hospitality technology systems.

     PAR has maintained long-term relationships with the restaurant industry's two largest corporations - McDonald's Corporation and Yum! Brands, Inc. McDonald's has over 31,000 restaurants in 119 countries and PAR has been a selected provider of restaurant management technology systems and lifecycle support services to McDonald's since 1980. Yum! Brands (which includes Taco Bell, KFC, Pizza Hut, Long John Silvers and A & W Restaurants) has been a PAR customer since 1983. Yum! Brands has nearly 33,000 restaurants globally. PAR is the sole approved supplier of restaurant management technology systems to Taco Bell, as well as the point-of-sale vendor of choice to KFC. PAR successfully sells restaurant management technology systems to all five of the Yum! Brands franchises. PAR is also the point-of-sale vendor of choice to the following other significant restaurant chains: Boston Market, Chick-fil-A, CKE Restaurants (including Hardees and Carl's Jr.), Carnival Cruise Lines, Loews Cineplex and numerous large franchisees of those foregoing brands.

     During 2003 and the first half of 2004, the Quick-Service Restaurant ("QSR") market continued to strengthen, as evidenced by reported improved results from the Company's major customers, including McDonald's and Yum!
Brands. Additionally, the Company's business improved as it was named the primary supplier to KFC for its corporate stores. The Company also recorded significant new business from Chick-fil-A, CKE Restaurants and Bojangles' Restaurant, Inc. Finally, during 2003, the Company released its new integrated software suite, InFusion(TM).

Government Segment

     PAR's two other subsidiaries, PAR Government Systems Corporation and Rome Research Corporation, are government contractors. As a long-standing Government contractor, PAR, through PAR Government Systems Corporation and Rome Research Corporation, designs advanced technology systems for the Department of Defense and other United States governmental agencies. Additionally, PAR provides information technology and communications support services to the United States Navy, Air Force and Army. PAR focuses its Government applied technology business on providing computer-based system design services for highly technical projects, ranging from experimental studies to advanced operational systems, within a variety of areas to include radar, image and signal processing, logistic management systems, and geospatial services and products. PAR's Government technical services business provides information technology and communications support services, engineering support, and facilities operations and management. In addition, through government-sponsored research and development, PAR has developed technologies with relevant commercial uses. A prime example of this dual-use technological development is the Company's point-of-sale technology, which was derived from research and development involving microchip processing technology sponsored by the Department of Defense.

     During  2003,  the  Company  secured  its  first   information   technology
outsourcing contract with the United States Army and now performs outsourcing services for three of the main branches of the United States military.

     Throughout the remainder of 2004, the Company anticipates the continued health of the QSR market and additional information technology outsourcing opportunities. Over the years, PAR has maintained its position in the industries in which it competes through the utilization of several Company strengths including market leadership, technological innovation, customer focus, global reach and employee initiative. By focusing on these strengths, PAR is able to help shape the marketplace, increase its customer base and continue to expand worldwide.

     The following table sets forth the Company's revenues by reportable segment:

                                     For the three months     For the six months
                                        ended June 30,          ended June 30,
                                   ---------------------------------------------
                                      2004        2003        2004         2003
                                   ---------   ---------   ---------   ---------
Revenues:
     Restaurant ..............     $  30,036   $  21,693   $  56,582   $  42,515
     Government ..............        12,889      10,318      24,241      20,038
                                   ---------   ---------   ---------   ---------
Total consolidated revenue....     $  42,925   $  32,011   $  80,823   $  62,553
                                   =========   =========   =========   =========

     The following discussion and analysis highlights items having a significant effect on operations during the three and six months ended June 30, 2004. This discussion may not be indicative of future operations or earnings. It should be read in conjunction with the unaudited interim consolidated financial statements and notes thereto and other financial and statistical information included in this report.

Results of Operations -- Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

     The Company reported revenues of $42.9 million for the quarter ended June 30, 2004, an increase of 34% from the $32 million reported for the quarter ended June 30, 2003. The Company's net income for the three months ended June 30, 2004 was $1.3 million, or $.14 diluted net income per share, compared to net income of $308,000 and $.04 per diluted share for the same period in 2003.

     Product revenues from the Company's Restaurant segment were $19.5 million for the quarter ended June 30, 2004, an increase of 49 % from the $13.1 million recorded for the same period in 2003. The primary factor contributing to the increase was sales to McDonald's which increased 133% or $5.5 million over the same quarter of 2003. Due to its recent strong financial performance, McDonald's is investing in capital equipment to upgrade its restaurants, triggering increased sales of the Company's products. An additional factor contributing to the increase in product revenues was a 96% or $869,000 increase in sales to CKE Restaurants.

     Customer Service revenues are also generated by the Company's Restaurant segment. The Company's service offerings include installation, training, twenty-four hour help desk support and various field and on-site service options. Customer Service revenues were $10.6 million for the quarter ended June 30, 2004, an increase of 22% from $8.6 million for the same period in 2003. This increase was due primarily to a 56% or $1.5 million increase in installation revenue that is directly related to the growth in the Company's product revenue. Other service area revenues increased 5% or $410,000 primarily due to increased contracts relating to the expansion of the Company's customer base.

     Contract revenues from the Company's Government segment were $12.9 million for the quarter ended June 30, 2004, an increase of 25% when compared to the $10.3 million recorded in the same period in 2003. Contributing to this growth was a $2 million or 36% increase in information technology outsourcing revenue for contracts for facility operations at critical United States Department of Defense telecommunication sites across the globe. These outsourcing operations provided by the Company directly support United States Navy, Army and Air Force operations as they seek to both convert their military information technology communications facilities into contractor-run operations and meet new requirements with contractor support. Also contributing to this increase was a $1.1 million or 98% increase in revenue from research contracts involving Imagery Information Technology. This increase was partially offset by a $369,000 decline in the Company's Logistic Management Program, due to reduced funding from the United States Government. This program involves the tracking of mobile chassis under the Company's Cargo*Mate(R) contracts. The Company anticipates new funding for this project from the Government later in 2004.

     Product margins for the quarter ended June 30, 2004 were 32%, a decline from 34.7% for the quarter ended June 30, 2003. This decline was caused primarily by the continuation of an integration project for a major customer in the second quarter of 2004 that involved lower margin peripheral hardware products. Also contributing to this decline was lower software revenue for the quarter ended June 30, 2004 when compared to the same period in 2003.

     Customer Service margins were 14.1% for the quarter ended June 30, 2004 compared to 16.1% for the same period in 2003. The lower margin in 2004 was primarily due to a $238,000 increase in the provision for service inventory obsolescence. This was due to the Company's assessment of reserve requirements based on current service inventory levels.

     Contract margins were 6.3% for the quarter ended June 30, 2004 versus 4.1 % for the same period in 2003. The increase in margins is primarily attributable to a favorable performance-based award fee earned in this quarter on an imagery information technology contract that did not occur in the corresponding period in 2003. The most significant components of contract costs in 2004 and 2003 were labor and fringe benefits. In 2004 labor and fringe benefits were $8.5 million or 70% of contract costs. In 2003 labor and fringe benefits were $7.4 million or 75% of contract costs. The growth in contract costs is directly related to the growth in contract revenues.

     Selling, general and administrative expenses are virtually all related to the Company's Restaurant segment. Selling, general and administrative expenses for the quarter ended June 30, 2004 were $5.2 million, an increase of 12 % from the $4.7 million expended for the same period in 2003. The increase was primarily attributable to a $470,000 rise in selling expenses due to expansion of our sales force and an increase in sales commission, a cost that is directly related to product revenue growth.

     Research and development expenses relate primarily to the Company's Restaurant segment. Research and development expenses were $1.3 million for the quarter ended June 30, 2004, an increase of 3% from the $1.26 million recorded for the same period in 2003. This increase reflects a modest addition to the development staff related to new product investments.

     Other income, net, was $187,000 in the second quarter of 2004 compared to $313,000 for the same period in 2003. Other income primarily includes rental income and foreign currency gains and losses. The decrease in the second quarter of 2004 primarily resulted from a reduction in foreign currency gains when compared to 2003.

     Interest expense represents interest charged on the Company's short-term borrowing requirements from banks and from long-term debt. Interest expense declined 70% to $46,000 for the quarter ended June 30, 2004, as compared to $152,000 for the same period in 2003, primarily due to lower average amounts outstanding in 2004 as compared to 2003. Additionally, there was a decline in the Company's borrowing rate for the quarter ended June 30, 2004 compared to the same period in 2003.

     The Company's effective tax rate was 38.2% for the quarter ended June 30, 2004 compared to the 35.4% rate for the same period in 2003. The rate increase was primarily due to a reduced favorable impact of the Company's extraterritorial income exclusion.

    Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

     The Company reported revenues of $80.8 million for the six months ended June 30, 2004, an increase of 29% from the $62.6 million reported for the six months ended June 30, 2003. The Company's net income for the six months ended June 30, 2004 was $2 million, or $.22 diluted net income per share, compared to net income of $537,000 and $.06 per diluted share for the same period in 2003.

     Product revenues from the Company's Restaurant segment were $35.7 million for the six months ended June 30, 2004, an increase of 40% from the $25.4 million recorded for the same period in 2003. Overall this increase was a result of the healthy financial condition of the quick service restaurant marketplace. Sales to McDonald's increased 94% or $7.4 million over the first six months of 2003. Due to its recent strong financial performance, McDonald's is investing in capital equipment to upgrade its restaurants. Also contributing to this increase was a growth in sales to CKE Restaurants of $3.1 million. Product sales to Yum! Brands increased 40% or $2.6 million over the same period in 2003. The principal driver of this growth was the Company's selection as the primary supplier of restaurant systems to Yum! Brands' KFC corporate-owned stores. These increases were partially offset by a 27% or $2.7 million decline in sales to all other customers. This decline was due to a large sale to a non-restaurant customer in the first half of 2003 that did not recur in 2004.

     Customer Service revenues are also generated by the Company's Restaurant segment. The Company's service offerings include installation, training, twenty-four hour help desk support and various field and on-site service options. Customer Service revenues were $20.9 million for the six months ended June 30, 2004, an increase of 22% from $17.1 million for the same period in 2003. This increase was primarily due to a 84% or $2.3 million increase in installation revenue that is directly related to the growth in the Company's product revenue. Other service area revenues increased 8% or $1.4 million during the first half of 2004 primarily due to increased contracts relating to the expansion of the Company's customer base.

     Contract revenues from the Company's Government segment were $24.2 million for the six months ended June 30, 2004, an increase of 21% when compared to the $20 million recorded for the same period in 2003. This increase primarily resulted from a $2.9 million or 27% increase in information technology outsourcing revenue for contracts for facility operations at critical United States Department of Defense telecommunication sites across the globe. These outsourcing operations provided by the Company directly support United States Navy, Army and Air Force operations as they seek to both convert their military information technology communications facilities into contractor-run operations and meet new requirements with contractor support. Also contributing to this growth was a $2.2 million or 111% increase in revenue from research contracts involving Imagery Information Technology. This was partially offset by a $1.1 million decline in the Company's Logistic Management Program, due to reduced funding from the United States government. This program involves the tracking of mobile chassis under the Company's Cargo*Mate(R) contracts. The Company anticipates new funding for this project from the United States government later in 2004.

     Product margins for the six months ended June 30, 2004 were 32%, a decline from 34.7% for the six months ended June 30, 2003. The primary reason for the decline was an integration project for a major customer in 2004 that involved lower margin peripheral hardware products. Also contributing to this decline was lower software revenue in 2004 when compared to 2003.

     Customer Service margins were 13.6% for the six months ended June 30, 2004 compared to 15.8% for the same period in 2003. The lower margin in 2004 was primarily due to higher installation expenses as a result of an increased use of third parties in certain installations. Also contributing to the margin decline was a $313,000 increase in the provision for service inventory obsolescence.

     Contract margins were 6.7% for the six months ended June 30, 2004 versus 4.3% for the same period in 2003. The increase in contract margins is primarily attributable to a favorable performance-based award fee on an imagery information technology contract that did not occur in 2003. Additionally, the Company also received a favorable contract modification on a particular information technology outsourcing contract. The most significant components of contract costs for 2004 and 2003 were labor and fringe benefits. For the six months ended June 30, 2004 labor and fringe benefits were $17.5 million or 77% of contract costs compared to $14.6 million or 76% of contract costs for the same period in 2003.

     Selling, general and administrative expenses are virtually all related to the Company's Restaurant segment. Selling, general and administrative expenses for the six months ended June 30, 2004 were $10.3 million, an increase of 13% from the $9.1 million expended for the same period in 2003. The increase was primarily attributed to a $621,000 rise in selling expenses due to a planned addition to the sales force and an increase in sales commission, a cost that is directly related to product revenue growth. Also contributing to this increase was a $231,000 increase in the provision for doubtful accounts.

     Research and development expenses relate primarily to the Company's Restaurant segment. Research and development expenses were $2.6 million for the six months ended June 30, 2004, an increase of 9% from the $2.4 million recorded for the same period in 2003. This increase reflects a modest addition to the development staff related to new product investments.

     Other income, net, was $398,000 for the six months ended June 30, 2004 virtually unchanged from $389,000 for the same period in 2003. Other income, net primarily includes rental income and foreign currency gains and losses.

     Interest expense represents interest charged on the Company's short-term borrowing requirements from banks and from long-term debt. Interest expense declined 60% to $119,000 for the six months ended June 30, 2004, as compared to $295,000 for the same period in 2003, due to lower average amounts outstanding in 2004 as compared to 2003 and lower company interest rates on borrowings in 2004 when compared to 2003.

     The Company's effective tax rate was 37.7% for the six months ended June 30, 2004 compared to 35.9% for the same period in 2003. The rate increase was primarily due to a reduced favorable impact of the Company's extraterritorial income exclusion.

Liquidity and Capital Resources

     The Company's primary source of liquidity has been cash flow from operations and lines of credit with various banks. Cash provided by continuing operations was $9.7 million for the six months ended June 30, 2004 compared to $1.3 million for the same period in 2003. In 2004, cash flow benefited from a reduction in accounts receivable, operating profits for the period, and timing of vendor payments for material purchases. In 2003, cash flow was primarily generated from a reduction in accounts receivable and operating profits, partially offset by the timing of vendor payments.

     Cash used in investing activities was $1.3 million for the six months ended June 30, 2004 versus $504,000 for the same period in 2003. In 2004, capital expenditures were $952,000 and were primarily for manufacturing equipment and information technology equipment and software for internal use. Capitalized software costs relating to software development of Restaurant segment products were $378,000 in 2004. For the same period in 2003, capital expenditures were $94,000 and were primarily for improvements to the Company's headquarter facility. Capitalized software costs were $410,000 for the corresponding period of 2003.

     Cash used in financing activities was $6.7 million for the six months ended June 30, 2004 versus $40,000 of cash provided for the same period in 2003. During 2004, the Company reduced its short-term bank borrowings by $7 million and received $313,000 from the exercise of employee stock options. In 2003, the Company reduced its short-term bank borrowings by $173,000, and received $257,000 from the exercise of employee stock options.

     The Company has an aggregate of $20,000,000 in bank lines of credit. One line totaling $12,500,000 bears interest at the prime rate (4% at June 30, 2004) and is subject to loan covenants including a debt to tangible net worth ratio of 1 to 1; a minimum working capital requirement of at least $25 million; and a debt coverage ratio of 4 to 1. The total amount of credit available under this facility at a given time is based on (a) 80% of the Company's accounts receivable under 91 days outstanding attributable to the Company's Restaurant segment and (b) 40% of the Company's inventory, excluding work in process. This line expires on April 30, 2005. The remaining line of $7,500,000 allows the Company, at its option, to borrow funds at the LIBOR rate plus the applicable interest rate spread or at the bank's prime lending rate (4% at June 30, 2004). This facility contains certain loan covenants including a leverage ratio of not greater than 4 to 1 and a fixed charge coverage ratio of not less than 4 to 1. This line expires on October 30, 2005. Both lines are collateralized by certain accounts receivable and inventory. The Company was in compliance with all loan covenants on June 30, 2004. At June 30, 2004, there were no borrowings under these lines and an aggregate of $20,000,000 was available under these lines.

     During fiscal year 2004, the Company anticipates that its capital requirements will be less than $2 million. The Company does not usually enter into long term contracts with its major Restaurant segment customers. The Company commits to purchasing inventory from its suppliers based on a combination of internal forecasts and the actual orders from customers. This process, along with good relations with suppliers, minimizes the working capital investment required by the Company. Although the Company lists two major customers, McDonald's and Yum! Brands, it sells to hundreds of individual franchisees of these corporations, each of which is individually responsible for its own debts. These broadly made sales substantially reduce the impact on the Company's liquidity if one individual franchisee reduces the volume of its purchases from the Company in a given year. The Company, based on internal forecasts, believes its existing cash, line of credit facilities and its anticipated operating cash flow will be sufficient to meet its cash requirements through at least the next twelve months. However, the Company may be required, or could elect, to seek additional funding prior to that time. The Company's future capital requirements will depend on many factors including its rate of revenue growth, the timing and extent of spending to support product development efforts, expansion of sales and marketing, the timing of introductions of new products and enhancements to existing products, and market acceptance of its products. The Company cannot assure that additional equity or debt financing will be available on acceptable terms or at all. The Company's sources of liquidity beyond twelve months, in management's opinion, will be its cash balances on hand at that time, funds provided by operations, funds available through its lines of credit and the long-term credit facilities that it can arrange.

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

Revenue Recognition Policy

     The Company recognizes revenue generated by the Restaurant segment using the guidance from SEC Staff Accounting Bulletin No. 104, "Revenue Recognition" and the AICPA Statement of Position (SOP) 97-2, "Software Revenue Recognition," and other applicable revenue recognition guidance and interpretations. Product revenue in the Restaurant segment is generated from sales of the Company's standard point-of-sale systems. The Company recognizes revenue from the sale of its products upon delivery to the customer's site when the Company installs its point-of-sale systems (which primarily include hardware or hardware and software) on behalf of its customers. The Company recognizes revenue at the time of shipment for point-of-sale systems that are self-installed by the customer or an unrelated third party and for component sales or supplies. In addition to product sales, the Company may provide installation and training services, and also offers maintenance contracts to its customers. Installation and training service revenues are recognized as the services are performed. The Company's other service revenues in the Restaurant segment, consisting of support, field and depot repair, are provided to customers either on a time-and-materials basis or under its maintenance contracts. Services provided on a time and materials basis are recognized as the services are performed. Service revenues from maintenance contracts are deferred when billed and recognized ratably over the related contract period.

     The Company recognizes revenue in its Government segment using the guidance from SEC Staff Accounting Bulletin No. 104, "Revenue Recognition". The Company's contract revenues generated by the Government segment result primarily from contract services performed for the United States government under a variety of costs-plus fee, time-and-material and fixed-price contracts. Revenue on cost-plus fixed fee contracts is recognized based on allowable costs for labor hours delivered, as well as other allowable costs plus the applicable fee. Revenue on time-and-material contracts is recognized by multiplying the number of direct labor-hours delivered in the performance of the contract by the contract billing rates and adding other direct costs as incurred. Revenue for fixed-price contracts is recognized primarily on a straight-line basis over the life of the fixed-price contract. The Company's obligation under these contracts is simply to provide labor hours to conduct research or to staff facilities with no other deliverables or performance obligations. Anticipated losses on all contracts are recorded in full when identified. Unbilled accounts receivable are stated in the Company's financial statements at their estimated realizable value. Contract costs, including indirect expenses, are subject to audit and adjustment through negotiations between the Company and United States government representatives.

Accounts receivable

     Allowances for doubtful accounts are based on estimates of probable losses related to accounts receivable balances. The establishment of allowances requires the use of judgment and assumptions regarding probable losses on receivable balances. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based on our historical experience and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations and appropriate reserves have been established, we cannot guarantee that we will continue to experience the same credit loss rates that we have experienced in the past. Thus, if the financial condition of our customers were to deteriorate, our actual losses may exceed our estimates, and additional allowances would be required.

Inventories

     The Company's inventories are valued at the lower of cost or market. The Company uses certain estimates and judgments and considers several factors (including product demand and changes in technology) to provide for excess and obsolescence reserves to properly value inventory.

Capitalized software development costs

     The  Company  capitalizes  certain  costs  related  to the  development  of computer software used in its Restaurant segment under the requirements of Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed". Software development costs incurred prior to establishing technological feasibility are charged to operations and included in research and development costs. Software development costs incurred after establishing feasibility are capitalized and amortized when the product is available for general release to customers.

Goodwill

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" (SFAS 142). The Company adopted SFAS 142 effective January 1, 2002. Under this standard, amortization of goodwill and certain intangible assets, including certain intangible assets recorded as a result of past business combinations, was discontinued upon the adoption of SFAS 142. Instead, all goodwill is tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. The Company has elected to test for impairment annually at December 31.

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

Factors that could affect future results

A DECLINE IN THE VOLUME OF PURCHASES MADE BY ANY ONE OF THE COMPANY'S MAJOR CUSTOMERS WOULD MATERIALLY ADVERSELY AFFECT OUR BUSINESS.

     A small number of related customers have historically accounted for a majority of the Company's net revenues in any given fiscal period. For the fiscal years ended December 31, 2003, 2002 and 2001, aggregate sales to our top two Restaurant segment customers, McDonald's and Yum! Brands, amounted to 50%, 51% and 51%, respectively, of total revenues. For the six months ended June 30, 2004 and 2003, sales to these customers were 51% and 45%, respectively, of total revenues. Most of the Company's customers are not obligated to provide us with any minimum level of future purchases or with binding forecasts of product purchases for any future period. In addition, major customers may elect to delay or otherwise change the timing of orders in a manner that could adversely affect the Company's quarterly and annual results of operations. There can be no assurance that our current customers will continue to place orders with us, or that we will be able to obtain orders from new customers.

AN INABILITY TO PRODUCE NEW PRODUCTS THAT KEEP PACE WITH TECHNOLOGICAL DEVELOPMENTS AND CHANGING MARKET CONDITIONS COULD RESULT IN A LOSS OF MARKET SHARE.

     The products we sell are subject to rapid and continual technological change. Our competitors offer products that have an increasingly wider range of features and capabilities. We believe that in order to compete effectively we must provide compatible systems incorporating new technologies at competitive prices. There can be no assurance that we will be able to continue funding research and development at levels sufficient to enhance our current product offerings, or that the Company will be able to develop and introduce on a timely basis new products that keep pace with technological developments and emerging industry standards and address the evolving needs of customers. There also can be no assurance that we will not experience difficulties that will result in delaying or preventing the successful development, introduction and marketing of new products in our existing markets, or that our new products and product enhancements will adequately meet the requirements of the marketplace or achieve any significant degree of market acceptance. Likewise, there can be no assurance as to the acceptance of our products in new markets, nor can there be any assurance as to the success of our penetration of these markets, nor to the revenue or profit margins realized by the Company with respect to these products. If any of our competitors were to introduce superior software products at competitive prices, or if our software products no longer met the needs of the marketplace due to technological developments and emerging industry standards, our software products may no longer retain any significant market share. If this were to occur, we could be required to record a charge against capitalized software costs, which amount to $1.5 million as of June 30, 2004.

WE GENERATE MUCH OF OUR REVENUE FROM THE QUICK SERVICE RESTAURANT INDUSTRY AND THEREFORE ARE SUBJECT TO DECREASED REVENUES IN THE EVENT OF A DOWNTURN EITHER IN THAT INDUSTRY OR IN THE ECONOMY AS A WHOLE.

     For the fiscal years ended December 31, 2003, 2002 and 2001, we derived 70%, 72% and 73%, respectively, of our total revenues from the restaurant industry, primarily the quick service restaurant ("QSR") industry. For the six months ended June 30, 2004 and 2003 revenues from the restaurant industry were 70% and 68%, respectively, of total revenues. Consequently, our restaurant technology product sales are dependent in large part on the health of the QSR industry, which in turn is dependent on the domestic and international economy, as well as factors such as consumer buying preferences and weather conditions. Instabilities or downturns in the QSR market could disproportionately impact our revenues, as clients may either exit the industry or delay, cancel or reduce planned expenditures for our products. Although we believe we can assist the QSR sector of the restaurant industry in a competitive environment, given the cyclical nature of that industry, there can be no assurance that our profitability and growth will continue.

WE DERIVE A PORTION OF OUR REVENUE FROM GOVERNMENT CONTRACTS, WHICH CONTAIN PROVISIONS UNIQUE TO PUBLIC SECTOR CUSTOMERS, INCLUDING THE GOVERNMENT'S RIGHT TO MODIFY OR TERMINATE THESE CONTRACTS AT ANY TIME.

     For the fiscal years ended December 31, 2003, 2002 and 2001, we derived 30%, 28% and 27%, respectively, of our total revenues from contracts to provide technical services to United States government agencies and defense contractors. For the six months ended June 30, 2004 and 2003 revenues from such contracts were 30% and 32%, respectively. Contracts with United States government agencies typically provide that such contracts are terminable at the convenience of the United States government. If the United States government terminated a contract on this basis, we would be entitled to receive payment for our allowable costs and, in general, a proportionate share of our fee or profit for work actually performed. Most United States government contracts are also subject to modification or termination in the event of changes in funding. As such, we may perform work prior to formal authorization, or the contract prices may be adjusted for increased work scope or change orders. Termination or modification of a substantial number of our United States government contracts could have a material adverse effect on our business, financial condition and results of operations.

     We perform work for various United States government agencies and departments pursuant to firm fixed-price, cost-plus fixed fee and time-and-material, prime contracts and subcontracts. The majority of our government contracts are either firm fixed-price/time-and-material, or cost-plus fixed fee contracts. Approximately 72% of the revenue that we derived from government contracts for the year ended December 31, 2003 came from firm fixed-price or time-and-material contracts. For the six months ended June 30, 2004 approximately 65% of government contract revenue was derived from firm fixed-price or time-and-material contracts. The balance of the revenue that we derived from government contracts in 2003 and 2004 primarily came from cost-plus fixed fee contracts. Most of our contracts are for one-year to five-year terms.

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

     Under time-and-materials contracts, we are paid for labor at negotiated hourly billing rates and for certain expenses. Under cost-plus fixed fee contracts, we are reimbursed for allowable costs and paid a fixed fee. However, if our costs under either of these types of contract exceed the contract ceiling or are not allowable under the provisions of the contract or applicable regulations, we may not be able to obtain reimbursement for all of our costs.

     If we are unable to control costs incurred in performing under each type of contract, inability to control costs could have a material adverse effect on our financial condition and operating results. Cost over-runs also may adversely affect our ability to sustain existing programs and obtain future contract awards.

WE FACE  EXTENSIVE  COMPETITION  IN THE  MARKETS  IN WHICH WE  OPERATE,  AND OUR
FAILURE TO COMPETE EFFECTIVELY COULD RESULT IN PRICE REDUCTIONS AND DECREASED DEMAND FOR OUR PRODUCTS AND SERVICES.

     There are currently five major suppliers who offer restaurant management systems similar to ours. Some of these competitors are larger than PAR and have access to substantially greater financial and other resources and, consequently, may be able to obtain more favorable terms than we can for components and subassemblies incorporated into these restaurant technology products. The rapid rate of technological change in the hospitality industry makes it likely that we will face competition from new products designed by companies not currently competing with us. These new products may have features not currently available on our restaurant products. We believe that our competitive ability depends on our total solution offering, our product development and systems integration capability, our direct sales force and our customer service organization. There is no assurance, however, that we will be able to compete effectively in the hospitality technology market in the future.

     Our Government contracting business has been focused on niche offerings, primarily signal and image processing, information technology outsourcing and engineering services. Many of our competitors are, or are subsidiaries of, companies such as Lockheed-Martin, Raytheon, Northrop-Grumman, BAE, Harris,
Boeing and SAIC. These companies are larger and have substantially greater financial resources than we do. We also compete with smaller companies that target particular segments of the government market. These companies may be better positioned to obtain contracts through competitive proposals. Consequently, there are no assurances that we will continue to win government contracts as a prime contractor or subcontractor.

WE MAY NOT BE ABLE TO MEET THE UNIQUE OPERATIONAL, LEGAL AND FINANCIAL CHALLENGES THAT RELATE TO OUR INTERNATIONAL OPERATIONS, WHICH MAY LIMIT THE GROWTH OF OUR BUSINESS.

     For the fiscal years ended December 31, 2003, 2002 and 2001, our net revenues from sales outside the United States were 11%, 11% and 14%, respectively, of the Company's total revenues. For the six months ended June 30, 2004 and 2003, sales outside the United States were 8% and 10%, respectively, of the Company's total revenues. We anticipate that international sales will continue to account for a significant portion of sales. We intend to continue to expand our operations outside the United States and to enter additional international markets, which will require significant management attention and financial resources. Our operating results are subject to the risks inherent in international sales, including, but not limited to, regulatory requirements, political and economic changes and disruptions, geopolitical disputes and war, transportation delays, difficulties in staffing and managing foreign sales operations, and potentially adverse tax consequences. In addition, fluctuations in exchange rates may render our products less competitive relative to local product offerings, or could result in foreign exchange losses, depending upon the currency in which we sell our products. There can be no assurance that these factors will not have a material adverse effect on our future international sales and, consequently, on our operating results.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

INFLATION

     Inflation had little effect on revenues and related costs during the first six months of 2004. Management anticipates that it will maintain it margins at acceptable levels to minimize the effects of inflation, if any.

INTEREST RATES

     As of June 30, 2004, the Company has $2.1 million in variable long-term debt. The Company believes that even an adverse change in interest rates of 100 basis points would not have a material impact on our business, financial conditions, results of operations or cash flows.

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

Item 4. Controls and Procedures


(a) Evaluation of Disclosure Controls and Procedures.

     As of June 30,  2004,  the  Company  carried out an  evaluation,  under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Exchange Act Rule 15d-14(c). Based upon the evaluation, the Company's President and Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in enabling the Company to identify, process, record and report information required to be included in the Company's periodic SEC filings within the required time period.

(b) Changes in Internal Controls.

     There was no significant change in the Company's internal controls over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, such internal controls over financial reporting.

                           PART II - OTHER INFORMATION

Item 4:  Submission of Matters to Vote of Security Holders

The Company held its Annual Meeting of Shareholders on May 25, 2004.

The following individuals were nominated and elected to serve as directors:

Dr. John W. Sammon, Jr. (Class III Director), Charles A. Constantino (Class III Director) and Kevin R. Jost (Class I Director).

The following individuals were directors as of the date of the meeting and will be continuing as directors:

James A. Simms (Class I Director), Sangwoo Ahn (Class II Director) and J. Whitney Haney (Class II Director).

The shareholders voted as follows on the following matters:

1. Election of directors. The voting results for each of the nominees are as follows:

Election of Directors                   Votes For             Votes Withheld
---------------------                   ---------             --------------

Dr. John W. Sammon, Jr.                 8,077,761                260,041
Charles A. Constantino                  8,077,027                260,516
Kevin R. Jost                           8,254,625                 83,177

2. A proposal by the Audit Committee and the Board of Directors to appoint KPMG LLP to serve as Independent Auditor for the Company. A total of 8,327,043 shares were voted for and 4,274 shares were voted against this proposal. The holders of 6,485 shares abstained from voting.

Item 6.  Exhibits and Reports on Form 8-K


                                List of Exhibits




       Exhibit No.       Description of Instrument
       -----------       -------------------------

         31.1         Certification Pursuant to 18 U.S.C.
                      Section 1350, as Adopted Pursuant to
                      Section 302 of the Sarbanes-Oxley
                      Act of 2002

         31.2         Certification Pursuant to 18 U.S.C.
                      Section 1350, as Adopted Pursuant to
                      Section 302 of the Sarbanes-Oxley
                      Act of 2002

         32.1         Certification Pursuant to 18 U.S.C.
                      Section 1350, as Adopted Pursuant to
                      Section 906 of the Sarbanes-Oxley Act
                      of 2002






Reports on Form 8-K



     On April 28, 2004, PAR Technology Corporation filed a report on Form 8-K pursuant to Item 12 of that Form relating to its financial information for the quarter ended March 31, 2004, as presented in a press release which was furnished thereto as an exhibit.

                           PAR TECHNOLOGY CORPORATION
                            FORM 10-Q, JUNE 30, 2004
                                   SIGNATURES




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









Date:  August 11, 2004



                                        Ronald J. Casciano
                                        ----------------------------------------
                                        Ronald J. Casciano
                                        Vice President, Chief Financial Officer
                                        and Treasurer

                                  Exhibit Index






                                                                      Sequential
                                                                          Page
    Exhibit                                                              Number
    -------                                                              ------


     31.1          - Certification Pursuant to 18 U.S.C.                 E-1
                     Section 1350, as Adopted Pursuant to
                     Section 302 of the Sarbanes-Oxley
                     Act of 2002

     31.2          - Certification Pursuant to 18 U.S.C.                 E-2
                     Section 1350, as Adopted Pursuant to
                     Section 302 of the Sarbanes-Oxley
                     Act of 2002

     32.1          - Certification Pursuant to 18 U.S.C.                 E-3
                     Section 1350, as Adopted Pursuant to
                     Section 906 of the Sarbanes-Oxley Act
                     of 2002

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

     b. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c. Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors:

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


                                    John W. Sammon
                                    -----------------------------------
                                    John W. Sammon
                                    Chairman of the Board
                                    and Chief Executive Officer
                                    Date: August 11, 2004

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

     b. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c. Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors:

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


                                    Ronald J. Casciano
                                    -----------------------------------
                                    Ronald J. Casciano
                                    VP, C.F.O. & Treasurer
                                    Date: August 11, 2004

                                  Exhibit 32.1

                           PAR TECHNOLOGY CORPORATION
                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of PAR Technology Corporation ("the Company") on Form 10-Q for the period ending June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof ("the Report"), we, John
W. Sammon, Chairman of the Board and Chief Executive Officer and Ronald J. Casciano, Vice President, Chief Financial Officer and Treasurer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to best of our knowledge, that:


     (1) The Report fully complies with the requirement of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




John W. Sammon
-------------------------
John W. Sammon
Chairman of the Board and Chief Executive Officer
Date:  August 11, 2004


Ronald J. Casciano
-------------------------
Ronald J. Casciano
Vice President, Chief Financial Officer and Treasurer
Date: August 11, 2004