Form 10-Q
period 2004-09-30
PAR TECHNOLOGY CORP
filed 2004-11-15
CIK 708821

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                                    FORM 10-Q

     [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended September 30, 2004.

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

     The number of shares outstanding of registrant's common stock, as of October 31, 2004 - 9,005,448 shares.

                           PAR TECHNOLOGY CORPORATION


                                TABLE OF CONTENTS
                          FORM 10-Q, September 30, 2004


                                     PART 1
                              FINANCIAL INFORMATION


 Item Number
 -----------

   Item 1.              Financial Statements (unaudited)
                         -  Consolidated Statements of Income for
                            the three and nine months ended
                            September 30, 2004 and 2003

                         - Consolidated Statements of Comprehensive Income for the three and nine months ended
                            September 30, 2004 and 2003

                         -  Consolidated Balance Sheets at
                            September 30, 2004 and December 31, 2003

                         -  Consolidated Statements of Cash Flows
                            for the nine months ended
                            September 30, 2004 and 2003

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

      Exhibit Index

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                   PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                     (in thousands except per share amounts)
                                   (unaudited)


                                            For the three months       For the nine months
                                             ended September 30,        ended September 30,
                                           ----------------------    ----------------------
                                              2004         2003         2004         2003
                                           ---------    ---------    ---------    ---------
Net revenues:
     Product ...........................   $  18,507    $  15,535    $  54,212    $  40,947
     Service ...........................      11,613       10,104       32,490       27,207
     Contract ..........................      12,515       10,367       36,756       30,405
                                           ---------    ---------    ---------    ---------
                                              42,635       36,006      123,458       98,559
                                           ---------    ---------    ---------    ---------
Costs of sales:
     Product ...........................      12,145       10,219       36,413       26,809
     Service ...........................      10,050        8,380       28,079       22,789
     Contract ..........................      11,633        9,887       34,245       29,056
                                           ---------    ---------    ---------    ---------
                                              33,828       28,486       98,737       78,654
                                           ---------    ---------    ---------    ---------
           Gross margin ................       8,807        7,520       24,721       19,905
                                           ---------    ---------    ---------    ---------
Operating expenses:
     Selling, general and administrative       4,882        4,702       15,143       13,813
     Research and development ..........       1,269        1,418        3,914        3,839
                                           ---------    ---------    ---------    ---------
                                               6,151        6,120       19,057       17,652
                                           ---------    ---------    ---------    ---------
Operating income .......................       2,656        1,400        5,664        2,253
Other income, net ......................         190           60          588          449
Interest expense .......................         (27)        (117)        (146)        (412)
                                           ---------    ---------    ---------    ---------
Income from continuing operations
  before provision for income taxes ....       2,819        1,343        6,106        2,290
Provision for income taxes .............      (1,085)        (485)      (2,324)        (825)
                                           ---------    ---------    ---------    ---------
Income from continuing operations ......       1,734          858        3,782        1,465
                                           ---------    ---------    ---------    ---------
Discontinued operations:
     Loss from operations of
        discontinued component .........        --            (71)        --           (180)
     Income tax benefit ................        --             26         --             65
                                           ---------    ---------    ---------    ---------
     Loss on discontinued operations ...        --            (45)        --           (115)
                                           ---------    ---------    ---------    ---------
Net income .............................   $   1,734    $     813    $   3,782    $   1,350
                                           =========    =========    =========    =========


                                   (Continued)


                   PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (Continued)
                     (in thousands except per share amounts)
                                   (unaudited)


                                          For the three months     For the nine months
                                           ended September 30,      ended September 30,
                                         ----------------------   ----------------------
                                            2004         2003        2004        2003
                                         ---------   ----------   ---------   ----------
Earnings per share:
Basic:
     Income from continuing operations   $   0.20    $    0.10    $    0.44   $    0.17
     Loss from discontinued operations   $    --     $   (0.01)   $    --     $   (0.01)
           Net income ................   $   0.20    $    0.10    $    0.44   $    0.16
Diluted:
     Income from continuing operations   $   0.19    $    0.10    $    0.41   $    0.17
     Loss from discontinued operations   $    --     $   (0.01)   $    --     $   (0.01)
           Net income ................   $   0.19    $    0.09    $    0.41   $    0.15
Weighted average shares outstanding
     Basic ...........................       8,669       8,446        8,625       8,414
                                         =========   =========    =========   =========
     Diluted .........................       9,164       8,889        9,159       8,810
                                         =========   =========    =========   =========


See notes to unaudited interim consolidated financial statements



                   PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (in thousands)
                                   (unaudited)


                                                For the three months  For the nine months
                                                 ended September 30,  ended September 30,
                                                 -----------------   ------------------
                                                   2004      2003      2004      2003
                                                 -------   -------   -------    -------

Net income ...................................   $ 1,734   $   813   $ 3,782    $ 1,350
Other comprehensive income (loss), net of tax:
     Foreign currency translation adjustments         42         4      (192)       304
                                                 -------   -------   -------    -------
Comprehensive income .........................   $ 1,776   $   817   $ 3,590    $ 1,654
                                                 =======   =======   =======    =======


See notes to unaudited interim consolidated financial statements



                   PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       (in thousands except share amounts)
                                   (unaudited)

                                                              September 30, December 31,
                                                                  2004          2003
                                                              ------------  -----------
Assets
Current assets:
     Cash ..................................................   $  5,505    $  1,467
     Accounts receivable-net ...............................     28,052      31,876
     Inventories-net .......................................     31,086      31,894
     Deferred income taxes .................................      6,102       6,486
     Other current assets ..................................      2,658       2,472
     Total assets of discontinued operation ................       --            20
                                                               --------    --------
         Total current assets ..............................     73,403      74,215

Property, plant and equipment - net ........................      7,307       7,240
Deferred income taxes ......................................      1,467       2,857
Other assets ...............................................      3,397       2,855
                                                               --------    --------
                                                               $ 85,574    $ 87,167
                                                               ========    ========
Liabilities and Shareholders' Equity
Current liabilities:
     Current portion of long-term debt .....................   $     87    $     89
     Borrowings under lines of credit ......................       --         6,989
     Accounts payable ......................................     10,081       8,301
     Accrued salaries and benefits .........................      6,029       5,461
     Accrued expenses ......................................      2,074       2,471
     Deferred service revenue ..............................      5,506       5,947
     Total liabilities of discontinued operation ...........        390         578
                                                               --------    --------
         Total current liabilities .........................     24,167      29,836
                                                               --------    --------
Long-term debt .............................................      2,027       2,092
                                                               --------    --------

Commitments and contingent liabilities Shareholders' equity:
     Preferred stock, $.02 par value,
       1,000,000 shares authorized .........................       --          --
     Common stock, $.02 par value,
       19,000,000 shares authorized;
       10,080,182 and 9,966,062 shares issued;
        8,669,495 and 8,555,375 outstanding ................        202         199
     Capital in excess of par value ........................     30,309      29,761
     Retained earnings .....................................     36,157      32,375
     Accumulated other comprehensive loss ..................       (235)        (43)
     Treasury stock, at cost, 1,410,687 shares .............     (7,053)     (7,053)
                                                               --------    --------
         Total shareholders' equity ........................     59,380      55,239
                                                               --------    --------
                                                               $ 85,574    $ 87,167
                                                               ========    ========


See notes to unaudited interim consolidated financial statements



                   PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                               For the nine months
                                                                ended September 30,
                                                            -----------------------
                                                               2004          2003
                                                            ----------   ----------
Cash flows from operating activities:
   Net income ............................................   $  3,782    $  1,350
   Adjustments to reconcile net income to net
     cash provided by operating activities:
      Net loss from discontinued operations ..............       --           115
      Depreciation and amortization ......................      1,909       2,077
      Provision for bad debts ............................        943         691
      Provision for obsolete inventory ...................      2,615       1,937
      Deferred income taxes ..............................      1,917         658
      Increase (decrease) from changes in:
        Accounts receivable ..............................      2,881      (4,418)
        Inventories ......................................     (1,807)        275
        Other current assets .............................       (186)         --
        Other assets .....................................       (749)        337
        Accounts payable .................................      1,780      (1,758)
        Accrued salaries and benefits ....................        568         448
        Accrued expenses .................................       (397)       (215)
        Deferred service revenue .........................       (441)       (513)
                                                             --------    --------
         Net cash provided by continuing
          operating activities ...........................     12,815         984
         Net cash used in discontinued operations ........       (168)       (181)
                                                             --------    --------
         Net cash provided by operating activities .......     12,647         803
                                                             --------    --------
Cash flows from investing activities:
   Capital expenditures ..................................     (1,172)       (341)
   Capitalization of software costs ......................       (597)       (607)
                                                             --------    --------
         Net cash used in investing activities ...........     (1,769)       (948)
                                                             --------    --------
Cash flows from financing activities:
   Net proceeds (payments) under line-of-credit agreements     (6,989)        711
   Payments on long-term debt obligations ................        (67)        (64)
   Proceeds from the exercise of stock options ...........        551         276
                                                             --------    --------
         Net cash provided (used) by
          financing activities ...........................     (6,505)        923
                                                             --------    --------

                                   (Continued)

                   PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                 (in thousands)
                                   (unaudited)


                                                             For the nine months
                                                             ended September 30,
                                                             -------------------
                                                               2004       2003
                                                             -------    -------

Effect of exchange rate changes on cash and
  cash equivalents .......................................      (335)       304
                                                             -------    -------
Net increase in cash and cash equivalents ................     4,038      1,082
Cash and cash equivalents at
  beginning of year ......................................     1,467        490
                                                             -------    -------
Cash and cash equivalents at
  end of period ..........................................   $ 5,505    $ 1,572
                                                             =======    =======



Supplemental disclosures of cash flow information: Cash paid during the year for:
   Interest ..............................................   $   168    $   417
   Income taxes, net of refunds                                  390        237


See notes to unaudited interim consolidated financial statements

                   PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
          NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying unaudited interim consolidated financial statements have been prepared by PAR Technology Corporation (the "Company" or "PAR") in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements. Accordingly, these interim financial statements do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company such unaudited statements include all adjustments (which comprise only normal recurring accruals) necessary for a fair presentation of the results for such periods. The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results of operations to be expected for any future period. The consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes for the years ended in December 31, 2003 and 2002 included in the Company's December 31, 2003 Annual Report to the Securities and Exchange Commission on Form 10-K.

2.   On  October  1,  2004,  the  Company  completed  its   previously-announced
     transaction with Springer- Miller Systems, Inc. ("Springer-Miller") pursuant to which the Company acquired substantially all of the assets (including the equity interests in each of Springer-Miller International, LLC and Springer-Miller Canada, ULC), and assumed certain liabilities, of Springer-Miller. The purchase price of the assets was $16.1 million plus approximately $3.2 million (an amount equal to the cash and cash equivalents held by Springer-Miller and its subsidiaries at the closing). The purchase price consisted of $3 million worth of Company common stock and the remainder in cash. The purchase price is subject to adjustment based on the closing balance sheet of Springer-Miller.

     Springer-Miller, based in Stowe, Vermont, is a developer of software for hotel and restaurant management. Springer-Miller is a provider of property management systems solutions that meet the technology needs of all types of hospitality enterprises including city-center hotels, destination spa and golf properties, timeshare properties and casino resorts worldwide. Springer-Miller's product suite provides hotel/resort staff with the tools needed to personalize services, exceed guest expectations, and increase revenue. In addition, Springer-Miller provides the Spa industry with management software solutions specifically designed to support and enhance the unique needs of the resort spa and day spa markets, a rapidly growing segment of the hospitality market.

3. During the third quarter of 2002, the Company decided to close down its unprofitable Industrial business unit, Ausable Solutions, Inc., following a trend of continuous losses. The overall downturn in the global economy and specifically the manufacturing and warehousing industries, coupled with the diminishing capital expenditures of the Company's industrial customers, prevented the Company from being profitable in this particular business segment. The decision to shut down this unit has allowed the Company to focus on its two core businesses, Hospitality technology solutions
     (formally the Restaurant business) and Government contracting and IT services. The Company believes that the decision to exit the Industrial segment will not have a negative impact on the Company's continuing operations. The Company's Industrial business did not have common customers with its Hospitality and Government businesses.

     A summary of net revenues, net loss from operations of discontinued component and total assets and liabilities of discontinued operations are detailed below:

                                                      (in thousands)
                                       For the three months  For the nine months
                                       ended September 30,   ended September 30,
                                      ---------------------  -------------------
                                         2004        2003      2004        2003
                                      --------    ---------  --------    -------

Net revenues ......................   $    --     $   --     $    --     $   21
Net loss from operations of
  discontinued component ..........   $    --     $  (45)    $    --     $ (115)



                                              September 30,      December 31,
                                                  2004               2003
                                              ------------      -----------

      Discontinued assets-other ..........    $     --          $        20
                                              ============      ===========
      Discontinued liabilities-other .....    $        390      $       578
                                              ============      ===========



4. Inventory maintained by the Company relates primarily to the manufacture and service of Hospitality products. The components of inventory, net of related reserves, consist of the following:

                                              (in thousands)
                                     September 30,        December 31,
                                         2004                2003
                                      ----------          ---------

     Finished goods ...............   $   7,250           $   7,430
     Work in process ..............       1,376               1,623
     Component parts ..............       5,540               5,585
     Service parts ................      16,920              17,256
                                      ---------           ---------
                                      $  31,086           $  31,894
                                      =========           =========


     At September 30, 2004 and December 31, 2003, the Company had recorded reserves for shrinkage, excess and obsolete inventory of $3,095,000 and $4,361,000, respectively.

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

     The changes in the product warranty liability are summarized as follows:

                                                       (in thousands)
                                          For the three months   For the nine months
                                           ended September 30,   ended September 30,
                                            -----------------    -------------------
                                             2004       2003       2004       2003
                                            ------    -------    --------    -------

Balance at beginning of period .........    $(429)    $(543)      $(494)     $(560)
Accruals for warranties issued
  during the period ....................     (345)     (295)       (849)      (753)
Settlements made (in cash or
  in kind) during the period ...........      311       314         880        789
                                            -----     -----       -----      -----
Balance at September 30 ................    $(463)    $(524)      $(463)     $(524)
                                            =====     =====       =====      =====


6. Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compen-sation" (SFAS 123), encourages, but does not require companies to record compensation cost for stock-based compensation plans at fair value. The Company has elected to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations.

     Had compensation cost for the Company's stock-based compensation plans been determined based on the fair values of the respective options on their grant dates for those awards, consistent with the requirements of SFAS No. 123, the Company's net income and earnings per share would have been adjusted to the proforma amounts indicated below:

                                       (in thousands, except per share data)
                                  For the three months       For the nine months
                                   ended September 30,       ended September 30,
                                 ---------------------     ---------------------
                                    2004         2003        2004          2003
                                 --------     --------     --------     --------

Net income .................     $ 1,734      $   813      $ 3,782      $ 1,350
Compensation expense .......         (49)         (32)        (145)         (88)
                                 -------      -------      -------      -------
Proforma net income ........     $ 1,685      $   781      $ 3,637      $ 1,262
                                 =======      =======      =======      =======

Earnings per share:
   As reported  --   Basic       $   .20      $   .10      $   .44      $   .16
                --   Diluted     $   .19      $   .09      $   .41      $   .15

   Proforma     --   Basic       $   .19      $   .09      $   .42      $   .15
                --   Diluted     $   .18      $   .09      $   .40      $   .14

7. Earnings per share ("EPS") is calculated in accordance with Statement of Financial Accounting Standards No. 128 "Earnings per Share", which specifies the computation, presentation, and disclosure requirements for EPS. This standard also requires the presentation of basic and diluted EPS. Basic EPS excludes all dilution and is based upon the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock.

     The  following  is  a   reconciliation   of  the  weighted  average  shares
     outstanding for the basic and diluted EPS computations:

                                                           (in thousands, except
                                                              per share data)
                                                            For the three months
                                                             ended September 30,
                                                            --------------------
                                                                2004       2003
                                                               ------     ------
Net income ...............................................     $1,734     $  813
                                                               ======     ======
Basic:
     Shares outstanding at beginning of period ...........      8,655      8,443
     Weighted average shares issued during the period ....         14          3
     Weighted average common shares, basic ...............      8,669      8,446
                                                               ======     ======
     Earnings per common share, basic ....................     $  .20     $  .10
                                                               ======     ======
Diluted:
     Weighted average common shares, basic ...............      8,669      8,446
     Dilutive impact of stock options ....................        495        443
     Weighted average common shares, diluted .............      9,164      8,889
                                                               ======     ======
     Earnings per common share, diluted ..................     $  .19     $  .09
                                                               ======     ======


                                                           (in thousands, except
                                                              per share data)
                                                            For the nine months
                                                            ended September 30,
                                                            --------------------
                                                                2004      2003
                                                            ---------- ---------

Net income .................................................   $ 3,782    $1,350
                                                               =======    ======

 Basic:
    Shares outstanding at beginning of year ................     8,555     8,360
    Weighted average shares issued during the period .......        70        54
                                                                 -----     -----
    Weighted average common shares, basic ..................     8,625     8,414
                                                                 =====     =====
   Earnings per common share, basic ........................     $ .44     $ .16
                                                                 =====     =====

Diluted:
     Weighted average common shares, basic .................     8,625     8,414
     Dilutive impact of stock options ......................      _534       396
                                                                 -----     -----
     Weighted average common shares, diluted ...............     9,159     8,810
                                                                 =====     =====
     Earnings per common share, diluted ....................     $ .41     $ .15
                                                                 =====     =====

     There was no impact from discontinued operations to earnings per share in the 2004 periods, and the impact from discontinued operations in the 2003 periods was a $.01 reduction in both basic and diluted earnings per share.

8. The Company's reportable segments are distinct business units that have separate management teams and infrastructures and business strategies that offer different products and services.

     The Company has two reportable segments, Hospitality (formerly the Restaurant segment) and Government. The Hospitality segment offers integrated solutions to the hospitality industry. These offerings include hardware and software applications utilized at the point-of-sale, back of store and corporate office. This segment also offers customer support including field service, installation, training, twenty-four hour telephone support and depot repair. The Government segment develops advanced technology systems for the Department of Defense and other United States governmental agencies. Additionally, this segment provides information technology and communications support services to the United States Navy, Air Force and Army. The Company's Government segment is also involved in developing technology to track mobile chassis in the interstate shipping industry. Inter-segment sales and transfers are not significant.

     Information as to the Company's operations in its segments is set forth below:

                                                        (in thousands)
                                        For the three months      For the nine months
                                        ended September 30,        ended September 30,
                                      ----------------------    ----------------------
                                         2004         2003         2004         2003
                                      ---------    ---------    ---------    ---------

Revenues:
     Hospitality ..................   $  30,120    $  25,639    $  86,702    $  68,154
     Government ...................      12,515       10,367       36,756       30,405
                                      ---------    ---------    ---------    ---------
           Total ..................   $  42,635    $  36,006    $ 123,458    $  98,559
                                      =========    =========    =========    =========
Operating income (loss):
     Hospitality ..................   $   1,692    $   1,272    $   3,185    $   1,450
     Government ...................         964          475        2,479        1,280
     Other ........................        --           (347)        --           (477)
                                      ---------    ---------    ---------    ---------
                                          2,656        1,400        5,664        2,253
Other income, net .................         190           60          588          449
Interest expense ..................         (27)        (117)        (146)        (412)
                                      ---------    ---------    ---------    ---------
Income from continuing operations
  before provision for income taxes   $   2,819    $   1,343    $   6,106    $   2,290
                                      =========    =========    =========    =========
Depreciation and amortization:
     Hospitality ..................   $     414    $     573    $   1,498    $   1,657
     Government ...................          13           87          178          153
     Other ........................          94           52          233          267
                                      ---------    ---------    ---------    ---------
           Total ..................   $     521    $     712    $   1,909    $   2,077
                                      =========    =========    =========    =========
Capital expenditures:
     Hospitality ..................   $     198    $      99    $   1,039    $     121
     Government ...................        --             46         --             50
     Other ........................          22          102          133          170
                                      ---------    ---------    ---------    ---------
           Total ..................   $     220    $     247    $   1,172    $     341
                                      =========    =========    =========    =========

     The following table presents revenues by geographic area based on the location of the use of the product or services.

                                                  (in thousands)
                                 For the three months       For the nine months
                                 ended September 30,        ended September 30,
                               ----------------------    -----------------------
                                 2004          2003         2004          2003
                               --------      --------    ---------     ---------

United States ..............   $ 38,516      $ 32,014     $112,514     $ 88,207
Other Countries ............      4,119         3,992       10,944       10,352
                               --------      --------     --------     --------
      Total ................   $ 42,635      $ 36,006     $123,458     $ 98,559
                               ========      ========     ========     ========


     The following table represents identifiable assets by business segment:


                                                   (in thousands)
                                          September 30,         December 31,
                                               2004                2003
                                           ----------          ----------
Identifiable assets:
     Hospitality ...................         $68,688             $70,550
     Government ....................           7,825              10,475
     Industrial ....................             --                   20
     Other .........................           9,061               6,122
                                             -------             -------
           Total ...................         $85,574             $87,167
                                             =======             =======


     The following table presents identifiable assets by geographic area based on the location of the asset.

                                               (in thousands)
                                       September 30,        December 31,
                                          2004                 2003
                                       ---------           ----------

United States ...................       $79,999             $79,831
Other Countries .................         5,575               7,336
                                        -------             -------
       Total ....................       $85,574             $87,167
                                        =======             =======

     Customers comprising 10% or more of the Company's total revenues are summarized as follows:


                                       For the three months  For the nine months
                                        ended September 30,  ended September 30,
                                        ----------------------------------------
                                         2004       2003        2004        2003
                                        ------    -------      ------      -----
Hospitality Segment:
     McDonald's Corporation .......        34%       26%         31%         25%
     YUM! Brands, Inc. ............        18%       28%         20%         23%
Government Segment:
     Department of Defense                 29%       29%         30%         31%
All Others .......................         19%       17%         19%         21%
                                         ----      ----        ----        ----
                                          100%      100%        100%        100%
                                         ====      ====        ====        ====

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statement

     This document contains  "forward-looking  statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. Any statements in this document that do not describe historical facts are forward-looking statements. Forward-looking statements in this document (including forward-looking statements regarding the continued health of the Hospitality industry, future information technology outsourcing opportunities, an expected increase in funding by the United States government relating to the Company's logistic management contracts, the impact of current world events on our results of operations, the effects of inflation on our margins, and the effects of interest rate and foreign currency fluctuations on our results of operations) are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. When we use words such as "intend," "anticipate," "believe," "estimate," "plan," "will," or "expect", we are making forward-looking statements. We believe that the assumptions and expectations reflected in such forward-looking statements are reasonable, based on information available to us on the date hereof, but we cannot assure you that these assumptions and expectations will prove to have been correct or that we will take any action that we presently may be planning. We have disclosed certain important factors that could cause our actual future results to differ materially from our current expectation, including a decline in the volume of purchases made by one or a group of our major customers; risks in technology development and commercialization; risks of downturns in economic conditions generally, and in the quick-service sector of the hospitality market specifically; risks associated with government contracts; risks associated with competition and competitive pricing pressures; and risks related to foreign operations. Forward-looking statements made in connection with this report are necessarily qualified by these factors. We are not undertaking to update or revise publicly any forward-looking statement if we obtain new information or upon the occurrence of future events or otherwise.

Overview

     PAR Technology Corporation ("PAR" or the "Company") is the parent company of three wholly-owned subsidiary businesses: Par Tech, Inc., PAR Government Systems Corporation and Rome Research Corporation.

Hospitality Segment

     PAR's largest subsidiary, ParTech, Inc. is a provider of management technology solutions, including hardware, software and professional services to businesses in the hospitality and retail industries. Through ParTech, Inc., the

Company is a supplier of hospitality technology systems with over 35,000 systems installed in 95 countries. PAR's management software assists in the operation of hospitality businesses by managing data from end-to-end and improving profitability through more efficient operations. The Company's professional services mission is to assist businesses in achieving the full potential of their hospitality technology systems.

     PAR has maintained long-term relationships with the restaurant industry's two largest corporations - McDonald's Corporation and Yum! Brands, Inc. McDonald's has over 31,000 restaurants in over 120 countries and PAR has been a selected provider of restaurant management technology systems and lifecycle support services to McDonald's since 1980. Yum! Brands (which includes Taco Bell, KFC, Pizza Hut, Long John Silvers and A & W Restaurants) has been a PAR customer since 1983. Yum! Brands has nearly 33,000 restaurants globally. PAR is the dominant supplier of restaurant management technology systems to Taco Bell, as well as the point-of-sale vendor of choice to KFC Corporate restaurants. PAR successfully sells restaurant management technology systems to all five of the Yum! Brands concepts. PAR is also the point-of-sale vendor of choice to the following other significant Hospitality brands: Boston Market, Chick-fil-A, CKE Restaurants (including Hardees and Carl's Jr.), Whataburger, Carnival Cruise Lines, Loews Cineplex and numerous large franchisees of those foregoing brands.

     During 2003 and the first nine months of 2004, the quick-service restaurant market continued to strengthen, as evidenced by reported improved results from the Company's major customers, including McDonald's and Yum! Brands. Additionally, the Company's business improved as it was named the primary supplier to KFC for its corporate stores. During this period, the Company recorded significant new business from Chick-fil-A, CKE Restaurants and Bojangles' Restaurant, Inc.

Government Segment

     PAR's subsidiaries, PAR Government Systems Corporation and Rome Research Corporation, are government contractors. As a long-standing Government contractor, the Company designs advanced technology systems for the Department of Defense and other United States governmental agencies. Additionally, PAR provides information technology and communications support services to the United States Navy, Air Force and Army. PAR focuses its Government applied technology business on providing computer-based system design services for highly technical projects, ranging from experimental studies to advanced operational systems, within a variety of areas to include radar, image and signal processing, logistic management systems, and geospatial services and products. The Company's technical services business provides information technology and communications support services, engineering support, and facilities operations and management. In addition, through government-sponsored research and development, PAR has developed technologies with relevant commercial uses. A prime example of this dual-use technological development is the Company's point-of-sale technology, which was derived from research and development involving microchip processing technology sponsored by the Department of Defense.

     During  2003,  the  Company  secured  its  first   information   technology
outsourcing contract with the United States Army and now performs outsourcing services for the three main branches of the United States military.

Summary

     Throughout the remainder of 2004, the Company anticipates the continued health of the Hospitality segment and additional information technology outsourcing opportunities. Over the years, PAR has maintained its position in the industries in which it competes through the utilization of several Company strengths including market leadership, technological innovation, customer focus, global reach and employee initiative. By focusing on these strengths, PAR is able to help shape the marketplace, increase its customer base and continue to expand worldwide.

     The following table sets forth the Company's revenues by reportable segment:

                             For the three months   For the nine months
                              ended September 30,    ended September 30,
                             -----------------------------------------
                               2004       2003       2004        2003
                             --------   --------   --------  ---------
Revenues:
     Hospitality .........   $ 30,120   $ 25,639   $ 86,702   $ 68,154
     Government ..........     12,515     10,367     36,756     30,405
                             --------   --------   --------   --------
Total consolidated revenue   $ 42,635   $ 36,006   $123,458   $ 98,559
                             ========   ========   ========   ========

     The following discussion and analysis highlights items having a significant effect on operations during the three and nine months ended September 30, 2004. This discussion may not be indicative of future operations or earnings. It should be read in conjunction with the unaudited interim consolidated financial statements and notes thereto and other financial and statistical information included in this report.

Results of Operations --Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

     The Company reported revenues of $42.6 million for the quarter ended September 30, 2004, an increase of 18% from the $36.0 million reported for the quarter ended September 30, 2003. The Company's net income for the quarter ended September 30, 2004 was $1.7 million, or $.19 diluted net income per share, compared to net income of $813,000 and $.09 per diluted share for the same period in 2003.

     Product revenues from the Company's Hospitality segment were $18.5 million for the quarter ended September 30, 2004, an increase of 19% from the $15.5 million recorded for the same period in 2003. The primary factor contributing to the increase was sales to McDonald's which increased 62% or $3.2 million over the same quarter of 2003. Due to its recent strong financial performance, McDonald's is investing in capital equipment to upgrade its restaurants, triggering increased sales of the Company's products. An additional factor contributing to the increase in product revenues was a $1.5 million increase in sales to CKE Restaurants. A partially offsetting factor was a 29% decline in sales to Yum! Brands due to the timing of customer requirements.

     Customer Service revenues are also generated by the Company's Hospitality segment. The Company's service offerings include installation, training, twenty-four hour help desk support and various depot and on-site service options. Customer Service revenues were $11.6 million for the quarter ended September 30, 2004, an increase of 15% from $10.1 million for the same period in 2003. This increase was due primarily to a 35% or $820,000 increase in installation revenue that is directly related to the growth in the Company's product revenue. Other service area revenues increased 7% or $689,000 primarily due to increased support contracts and maintenance service activity relating to the expansion of the Company's customer base.

     Contract revenues from the Company's Government segment were $12.5 million for the quarter ended September 30, 2004, an increase of 21% when compared to the $10.4 million recorded in the same period in 2003. Contributing to this growth was a $1.2 million or 21% increase in information technology outsourcing revenue in contracts for facility operations at critical United States Department of Defense telecommunication sites across the globe. These outsourcing operations provided by the Company directly support United States Navy, Air Force and Army operations as they seek to convert their military information technology communications facilities into contractor-run operations and meet new requirements with contractor support. Also contributing to this increase was a $452,000 or 28% increase in revenue from research contracts involving Imagery Information Technology.

     Product  margins for the quarter ended  September  30, 2004 were 34.4%,  an increase from 34.2% for the quarter ended September 30, 2003. This increase resulted from increased absorption of fixed manufacturing costs as production volume increased. This was partially offset by the continuation of an integration project for a major customer in the third quarter of 2004 that involved lower margin peripheral hardware products.

     Customer Service margins were 13.5% for the quarter ended September 30, 2004 compared to 17.1% for the same period in 2003. The lower margin in 2004 was primarily due to the increased use of third parties (which results in lower margins than installation performed by internal personnel) to assist the Company with the major integration project discussed above.

     Contract  margins were 7.0% for the quarter ended September 30, 2004 versus
4.6 % for the same period in 2003. The increase in margins is primarily attributable to favorable performance on certain fixed-price contracts due to lower than expected contract costs. The most significant components of contract costs in 2004 and 2003 were labor and fringe benefits. In 2004 labor and fringe benefits were $8.7 million or 75% of contract costs. In 2003 labor and fringe benefits were $7.2 million or 72% of contract costs. The growth in contract costs is directly related to the growth in contract revenues.

     Selling, general and administrative expenses are virtually all related to the Company's Hospitality segment. Selling, general and administrative expenses for the quarter ended September 30, 2004 were $4.9 million, an increase of 4% from the $4.7 million expended for the same period in 2003. The increase was primarily attributable to a $217,000 rise in selling expenses due to expansion of our sales force and an increase in sales commission, a cost that is directly related to product revenue growth.

     Research and development expenses relate primarily to the Company's Hospitality segment. However for the third quarter of 2003, 23% of these expenses related to the Company's Logistics Management Program. Research and development expenses were $1.3 million for the quarter ended September 30, 2004, a decline of 10% from the $1.4 million recorded for the same period in 2003. The decrease resulted from the Company's investment in the third quarter of 2003 in the Cargo*Mate(R) Program during a temporary funding hiatus from the U.S. Government. The Company has secured new funding on this program in the third quarter of 2004. This decline was partially offset by an increase in Hospitality development staff related to new product investments.

     Other income, net, was $190,000 in the third quarter of 2004 compared to $60,000 for the same period in 2003. Other income primarily includes rental income and foreign currency gains and losses. The increase in the third quarter of 2004 primarily resulted from a rise in foreign currency gains when compared to 2003.

     Interest expense represents interest charged on the Company's short-term borrowing requirements from banks and from long-term debt. Interest expense declined 77% to $27,000 for the quarter ended September 30, 2004, as compared to $117,000 for the same period in 2003, primarily due to lower average amounts outstanding in 2004 as compared to 2003.

     The Company's effective tax rate was 38.5% for the quarter ended September 30, 2004 compared to the 36.1% rate for the same period in 2003. The rate increase was primarily due to a reduced favorable impact of the Company's extraterritorial income exclusion.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

     The Company reported revenues of $123.5 million for the nine months ended September 30, 2004, an increase of 25% from the $98.6 million reported for the nine months ended September 30, 2003. The Company's net income for the nine months ended September 30, 2004 was $3.8 million, or $.41 diluted net income per share, compared to net income of $1.4 million and $.15 per diluted share for the same period in 2003.

     Product revenues from the Company's Hospitality segment were $54.2 million for the nine months ended September 30, 2004, an increase of 32% from the $40.9 million recorded for the same period in 2003. Overall this increase was a result of the healthy financial condition of the Hospitality marketplace. Sales to McDonald's increased 81% or $10.5 million over the first nine months of 2003. Due to its strong financial performance in 2004, McDonald's is investing in capital equipment to upgrade its restaurants. Also contributing to this increase was a growth in sales to CKE Restaurants of $4.6 million for the nine months ended September 30, 2004 as compared to the same period in 2003.

     Customer Service revenues are also generated by the Company's Hospitality segment. The Company's service offerings include installation, training, twenty-four hour help desk support and various depot and on-site service options. Customer Service revenues were $32.5 million for the nine months ended September 30, 2004, an increase of 19% from $27.2 million for the same period in 2003. This increase was primarily due to a 62% or $3.2 million increase in installation revenue that is directly related to the growth in the Company's product revenue. Other service area revenues increased 8% or $2.1 million during the first nine months of 2004 primarily due to increased support contracts and maintenance service activity relating to the expansion of the Company's customer base.

     Contract revenues from the Company's Government segment were $36.8 million for the nine months ended September 30, 2004, an increase of 21% when compared to the $30.4 million recorded for the same period in 2003. This increase primarily resulted from a $4 million or 24% increase in information technology outsourcing revenue for contracts for facility operations at critical United States Department of Defense telecommunication sites across the globe. These outsourcing operations provided by the Company directly support United States Navy, Air Force and Army operations as they seek to both convert their military information technology communications facilities into contractor-run operations and meet new requirements with contractor support. Also contributing to this growth was a $2.7 million or 75% increase in revenue from research contracts involving Imagery Information Technology. This was partially offset by a $1.1 million decline in the Company's Logistic Management Program, due to reduced funding from the United States government. The Company received new funding for this project from the United States Government in the third quarter of 2004.

     Product margins for the nine months ended September 30, 2004 were 32.8%, a decline from 34.5% for the nine months ended September 30, 2003. The primary reason for the decline was an integration project for a major customer in 2004 that involved lower margin peripheral hardware products. Also contributing to this decline was lower software revenue in 2004 when compared to 2003.

     Customer Service margins were 13.6% for the nine months ended September 30, 2004 compared to 16.2% for the same period in 2003. The lower margin in 2004 was primarily due to higher installation expenses as a result of an increased use of third parties in connection with a large integration project for a major customer. Also contributing to the margin decline was a $261,000 increase in the provision for service inventory obsolescence.

     Contract margins were 6.8% for the nine months ended September 30, 2004 versus 4.4% for the same period in 2003. The increase in contract margins is primarily attributable to a higher than anticipated performance-based award fee on an imagery information technology contract. Additionally, the Company received a favorable contract modification on a particular information technology outsourcing contract and achieved lower than expected contract costs on certain other fixed price contracts. The most significant components of contract costs for 2004 and 2003 were labor and fringe benefits. For the nine months ended September 30, 2004 labor and fringe benefits were $26.3 million or 77% of contract costs compared to $21.8 million or 75% of contract costs for the same period in 2003.

     Selling, general and administrative expenses are virtually all related to the Company's Hospitality segment. Selling, general and administrative expenses for the nine months ended September 30, 2004 were $15.1 million, an increase of 10% from the $13.8 million expended for the same period in 2003. The increase was primarily attributed to a $838,000 rise in selling expenses due to a planned addition to the sales force and an increase in sales commission, a cost that is directly related to product revenue growth.

     Research and development expenses relate primarily to the Company's Hospitality segment. However for the first nine months of 2003, 12% of these expenses related to the Company's Logistics Management Program. Research and development expenses were $3.9 million for the nine months ended September 30, 2004, an increase of 2% from the $3.8 million recorded for the same period in 2003. This increase reflects an addition to the Hospitality development staff related to new product investments. This was partially offset by a $456,000 decline in the Company's investment in its Logistics Management Program.

     Other income, net, was $588,000 for the nine months ended September 30, 2004, an increase of 31% from $449,000 for the same period in 2003. Other income, net primarily includes rental income and foreign currency gains and losses. The increase was the result of larger currency gains in 2004 when compared to 2003.

     Interest expense represents interest charged on the Company's short-term borrowing requirements from banks and from long-term debt. Interest expense declined 65% to $146,000 for the nine months ended September 30, 2004, as compared to $412,000 for the same period in 2003, due to lower average amounts outstanding in 2004 as compared to 2003 and lower company interest rates on borrowings in 2004 when compared to 2003.

     The  Company's  effective  tax rate was  38.1%  for the nine  months  ended
September 30, 2004 compared to 36% for the same period in 2003. The rate increase was primarily due to a reduced favorable impact of the Company's extraterritorial income exclusion.

Liquidity and Capital Resources

     The Company's primary source of liquidity has been cash flow from operations and lines of credit with various banks. Cash provided by continuing operations was $12.7 million for the nine months ended September 30, 2004 compared to $984,000 for the same period in 2003. In 2004, cash flow benefited from a reduction in accounts receivable, operating profits for the period, and timing of vendor payments for material purchases. In 2003, cash flow was primarily generated from by operating profits. This was partially offset by an increase in accounts receivable due to the revenue growth experienced in the third quarter of 2003 and an increase in payments to vendors.

     Cash used in investing activities was $1.8 for the nine months ended September 30, 2004 versus $948,000 for the same period in 2003. In 2004, capital expenditures were $1.2 million and were primarily for manufacturing equipment and information technology equipment and software for internal use. Capitalized software costs relating to software development of Restaurant segment products were $597,000 in 2004. For the same period in 2003, capital expenditures were $341,000 and were primarily for improvements to the Company's headquarter facility, internal use software and upgrades to the Company's service facility. Capitalized software costs were $607,000 for the corresponding period of 2003.

     Cash used in financing activities was $6.5 million for the nine months ended September 30, 2004 versus $923,000 of cash provided for the same period in 2003. During 2004, the Company reduced its short-term bank borrowings by $7 million and received $551,000 from the exercise of employee stock options. In 2003, the Company increased its short-term bank borrowings by $711,000, and received $276,000 from the exercise of employee stock options.

     The Company has an aggregate of $20,000,000 in bank lines of credit. One line totaling $12,500,000 bears interest at the prime rate (4 3/4% at September 30, 2004) and is subject to loan covenants including a debt to tangible net worth ratio of 1 to 1; a minimum working capital requirement of at least $25 million; and a debt coverage ratio of 4 to 1. The total amount of credit available under this facility at a given time is based on (a) 80% of the Company's accounts receivable under 91 days outstanding attributable to the Company's Restaurant segment and (b) 40% of the Company's inventory, excluding work in process. This line expires on April 30, 2006. The remaining line of $7,500,000 allows the Company, at its option, to borrow funds at the LIBOR rate plus the applicable interest rate spread or at the bank's prime lending rate (4 3/4% at September 30, 2004). This facility contains certain loan covenants including a leverage ratio of not greater than 4 to 1 and a fixed charge coverage ratio of not less than 4 to 1. This line expires on October 30, 2006. Both lines are collateralized by certain accounts receivable and inventory. The Company was in compliance with all loan covenants on September 30, 2004. At September 30, 2004, there were no borrowings under these lines and an aggregate of $20,000,000 was available under these lines.

     On October 1, 2004, the Company increased its lines of credit with its two banks by $5,000,000 each bringing its total bank lines of credit to $30,000,000. This increase was done in conjunction with the acquisition of the assets of Springer-Miller Systems. The Company used a combination of line of credit borrowings and cash on hand to finance this acquisition. The additional $10 million increase in the lines expires on March 31, 2005. At that time the Company will consider converting any remaining short-term debt into a long-term loan.

     During fiscal year 2004, the Company anticipates that its capital requirements will be less than $2 million. The Company does not usually enter into long term contracts with its major Hospitality segment customers. The Company commits to purchasing inventory from its suppliers based on a combination of internal forecasts and the actual orders from customers. This process, along with good relations with suppliers, minimizes the working capital investment required by the Company. Although the Company lists two major customers, McDonald's and Yum! Brands, it sells to hundreds of individual franchisees of these corporations, each of which is individually responsible for its own debts. These broadly made sales substantially reduce the impact on the Company's liquidity if one individual franchisee reduces the volume of its purchases from the Company in a given year. The Company, based on internal forecasts, believes its existing cash, line of credit facilities and its anticipated operating cash flow will be sufficient to meet its cash requirements through at least the next twelve months. However, the Company may be required, or could elect, to seek additional funding prior to that time. The Company's future capital requirements will depend on many factors including its rate of revenue growth, the timing and extent of spending to support product development efforts, expansion of sales and marketing, the timing of introductions of new products and enhancements to existing products, and market acceptance of its products. The Company cannot assure that additional equity or debt financing will be available on acceptable terms or at all. The Company's sources of liquidity beyond twelve months, in management's opinion, will be its cash balances on hand at that time, funds provided by operations, funds available through its lines of credit and the long-term credit facilities that it can arrange.


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

Revenue Recognition Policy

     The Company recognizes revenue generated by the Restaurant segment using the guidance from SEC Staff Accounting Bulletin No. 104, "Revenue Recognition" and the AICPA Statement of Position (SOP) 97-2, "Software Revenue Recognition," and other applicable revenue recognition guidance and interpretations. Product revenue in the Restaurant segment is generated from sales of the Company's standard point-of-sale systems. The Company recognizes revenue from the sale of its products upon delivery to the customer's site when the Company installs its point-of-sale systems (which primarily include hardware or hardware and software) on behalf of its customers. The Company recognizes revenue at the time of shipment for point-of-sale systems that are self-installed by the customer or an unrelated third party and for component sales or supplies. In addition to product sales, the Company may provide installation and training services, and also offers maintenance contracts to its customers. Installation and training service revenues are recognized as the services are performed. The Company's other service revenues in the Hospitality segment, consisting of support and field and depot repair, are provided to customers either on a time-and-materials basis or under its maintenance contracts. Services provided on a time and materials basis are recognized as the services are performed. Service revenues from maintenance contracts are deferred when billed and recognized ratably over the related contract period.

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

Factors that could affect future results

A DECLINE IN THE VOLUME OF PURCHASES MADE BY ANY ONE OF THE COMPANY'S MAJOR CUSTOMERS WOULD MATERIALLY ADVERSELY AFFECT OUR BUSINESS.

     A small number of related customers have historically accounted for a majority of the Company's net revenues in any given fiscal period. For the fiscal years ended December 31, 2003, 2002 and 2001, aggregate sales to our top two Hospitality segment customers, McDonald's and Yum! Brands, amounted to 50%, 51% and 51%, respectively, of total revenues. For the nine months ended
September 30, 2004 and 2003, sales to these customers were 51% and 48%, respectively, of total revenues. Most of the Company's customers are not obligated to provide us with any minimum level of future purchases or with binding forecasts of product purchases for any future period. In addition, major customers may elect to delay or otherwise change the timing of orders in a manner that could adversely affect the Company's quarterly and annual results of operations. There can be no assurance that our current customers will continue to place orders with us, or that we will be able to obtain orders from new customers.

AN INABILITY TO PRODUCE NEW PRODUCTS THAT KEEP PACE WITH TECHNOLOGICAL DEVELOPMENTS AND CHANGING MARKET CONDITIONS COULD RESULT IN A LOSS OF MARKET SHARE.

     The products we sell are subject to rapid and continual changes in technology. Our competitors offer products that have an increasingly wider range of features and capabilities. We believe that in order to compete effectively we must provide systems incorporating new technologies at competitive prices. There can be no assurance that we will be able to continue funding research and development at levels sufficient to enhance our current product offerings, or that the Company will be able to develop and introduce on a timely basis new products that keep pace with technological developments and emerging industry standards and address the evolving needs of customers. There also can be no assurance that we will not experience difficulties that will result in delaying or preventing the successful development, introduction and marketing of new products in our existing markets, or that our new products and product enhancements will adequately meet the requirements of the marketplace or achieve any significant degree of market acceptance. Likewise, there can be no assurance as to the acceptance of our products in new markets, nor can there be any assurance as to the success of our penetration of these markets, nor to the revenue or profit margins realized by the Company with respect to these products. If any of our competitors were to introduce superior software products at competitive prices, or if our software products no longer met the needs of the marketplace due to technological developments and emerging industry standards, our software products may no longer retain any significant market share. If this were to occur, we could be required to record a charge against capitalized software costs, which amount to $1.6 million as of September 30, 2004.

WE GENERATE MUCH OF OUR REVENUE FROM THE HOSPITALITY INDUSTRY AND THEREFORE ARE SUBJECT TO DECREASED REVENUES IN THE EVENT OF A DOWNTURN EITHER IN THAT INDUSTRY OR IN THE ECONOMY AS A WHOLE.

     For the fiscal years ended December 31, 2003, 2002 and 2001, we derived 70%, 72% and 73%, respectively, of our total revenues from the Hospitality industry, primarily the quick service restaurant marketplace. For the nine months ended September 30, 2004 and 2003 revenues from the Hospitality industry were 70% and 69%, respectively, of total revenues. Consequently, our Hospitality technology product sales are dependent in large part on the health of the
Hospitality industry, which in turn is dependent on the domestic and international economy, as well as factors such as consumer buying preferences and weather conditions. Instabilities or downturns in the Hospitality market could disproportionately impact our revenues, as clients may either exit the industry or delay, cancel or reduce planned expenditures for our products. Although we believe we can assist the quick service sector of the Hospitality industry in a competitive environment, given the cyclical nature of that industry, there can be no assurance that our profitability and growth will continue.

WE DERIVE A PORTION OF OUR REVENUE FROM GOVERNMENT CONTRACTS, WHICH CONTAIN PROVISIONS UNIQUE TO PUBLIC SECTOR CUSTOMERS, INCLUDING THE GOVERNMENT'S RIGHT TO MODIFY OR TERMINATE THESE CONTRACTS AT ANY TIME.

     For the fiscal years ended December 31, 2003, 2002 and 2001, we derived 30%, 28% and 27%, respectively, of our total revenues from contracts to provide technical services to United States government agencies and defense contractors. For the nine months ended September 30, 2004 and 2003 revenues from such contracts were 30% and 31%, respectively. Contracts with United States government agencies typically provide that such contracts are terminable at the convenience of the United States government. If the United States government terminated a contract on this basis, we would be entitled to receive payment for our allowable costs and, in general, a proportionate share of our fee or profit for work actually performed. Most United States government contracts are also subject to modification or termination in the event of changes in funding. As such, we may perform work prior to formal authorization, or the contract prices may be adjusted for changes in scope of work. Termination or modification of a substantial number of our United States government contracts could have a material adverse effect on our business, financial condition and results of operations.

     We perform work for various United States government agencies and departments pursuant to firm fixed-price, cost-plus fixed fee and time-and-material, prime contracts and subcontracts. The majority of our government contracts are either firm fixed-price/time-and-material, or cost-plus fixed fee contracts. Approximately 72% of the revenue that we derived from government contracts for the year ended December 31, 2003 came from firm fixed-price or time-and-material contracts. For the nine months ended September 30, 2004 approximately 65% of government contract revenue was derived from firm fixed-price or time-and-material contracts. The balance of the revenue that we derived from government contracts in 2003 and 2004 primarily came from cost-plus fixed fee contracts. Most of our contracts are for one-year to five-year terms.

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

WE FACE EXTENSIVE COMPETITION IN THE MARKETS IN WHICH WE OPERATE, AND OUR FAILURE TO COMPETE EFFECTIVELY COULD RESULT IN PRICE REDUCTIONS AND/OR DECREASED DEMAND FOR OUR PRODUCTS AND SERVICES.

     There are several suppliers who offer Hospitality management systems similar to ours. Some of these competitors are larger than PAR and have access to substantially greater financial and other resources and, consequently, may be able to obtain more favorable terms than we can for components and subassemblies incorporated into these Hospitality technology products. The rapid rate of technological change in the hospitality industry makes it likely that we will face competition from new products designed by companies not currently competing with us. These new products may have features not currently available on our Hospitality products. We believe that our competitive ability depends on our total solution offering, our product development and systems integration capability, our direct sales force and our customer service organization. There is no assurance, however, that we will be able to compete effectively in the hospitality technology market in the future.

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

     For the fiscal years ended December 31, 2003, 2002 and 2001, our net revenues from sales outside the United States were 11%, 11% and 14%, respectively, of the Company's total revenues. For the nine months ended September 30, 2004 and 2003, sales outside the United States were 9% and 11%, respectively, of the Company's total revenues. We anticipate that international sales will continue to account for a significant portion of sales. We intend to continue to expand our operations outside the United States and to enter additional international markets, which will require significant management attention and financial resources. Our operating results are subject to the risks inherent in international sales, including, but not limited to, regulatory requirements, political and economic changes and disruptions, geopolitical disputes and war, transportation delays, difficulties in staffing and managing foreign sales operations, and potentially adverse tax consequences. In addition, fluctuations in exchange rates may render our products less competitive relative to local product offerings, or could result in foreign exchange losses, depending upon the currency in which we sell our products. There can be no assurance that these factors will not have a material adverse effect on our future international sales and, consequently, on our operating results.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

INFLATION

     Inflation had little effect on revenues and related costs during the first nine months of 2004. Management anticipates that it will maintain it margins at acceptable levels to minimize the effects of inflation, if any.

INTEREST RATES

     As of September 30, 2004, the Company has $2 million in variable long-term debt. The Company believes that even an adverse change in interest rates of 100 basis points would not have a material impact on our business, financial conditions, results of operations or cash flows.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

     As of September 30, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Exchange Act Rule 15d-14(c). Based upon the evaluation, the Company's President and Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in enabling the Company to identify, process, record and report information required to be included in the Company's periodic SEC filings within the required time period.

(b) Changes in Internal Controls.

     There was no significant change in the Company's internal controls over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, such internal controls over financial reporting.

                           PART II - OTHER INFORMATION

Item 4:  Submission of Matters to Vote of Security Holders

None

Item 6.  Exhibits


                                List of Exhibits




       Exhibit No.                     Description of Instrument
       -----------                     -------------------------

          31.1                  Certification Pursuant to 18 U.S.C.
                                Section 1350, as Adopted Pursuant to
                                Section 302 of the Sarbanes-Oxley
                                Act of 2002

          31.2                  Certification Pursuant to 18 U.S.C.
                                Section 1350, as Adopted Pursuant to
                                Section 302 of the Sarbanes-Oxley
                                Act of 2002

          32.1                  Certification Pursuant to 18 U.S.C.
                                Section 1350, as Adopted Pursuant to
                                Section 906 of the Sarbanes-Oxley Act
                                of 2002

                           PAR TECHNOLOGY CORPORATION
                          FORM 10-Q, SEPTEMBER 30, 2004
                                   SIGNATURES




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









Date:  November 15, 2004



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


                                                    /s/John W. Sammon
                                                    ---------------------------
                                                    John W. Sammon
                                                    Chairman of the Board and
                                                    Chief Executive Officer
                                                    Date: November 15, 2004

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


                                          /s/Ronald J. Casciano
                                          --------------------------------------
                                          Ronald J. Casciano
                                          VP, C.F.O. & Treasurer
                                          Date: November 15, 2004

                                  Exhibit 32.1

                           PAR TECHNOLOGY CORPORATION
                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of PAR Technology Corporation ("the Company") on Form 10-Q for the period ending September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof ("the Report"), we, John W. Sammon, Chairman of the Board and Chief Executive Officer and Ronald J. Casciano, Vice President, Chief Financial Officer and Treasurer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to best of our knowledge, that:


     (1) The Report fully complies with the requirement of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




/s/John W. Sammon
----------------------------------------
John W. Sammon
Chairman of the Board and
Chief Executive Officer
Date: November 15, 2004


/s/Ronald J. Casciano
----------------------------------------
Ronald J. Casciano
Vice President, Chief Financial Officer
and Treasurer
Date:  November 15, 2004