Form 10-K
period 2004-12-31
PAR TECHNOLOGY CORP
filed 2005-03-24
CIK 708821

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-K


            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the Fiscal Year Ended December 31, 2004.

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

     The aggregate market value of the voting stock held by non-affiliates of the registrant based on the average price as of February 28, 2005 - $60,044,017.
..

     The number of shares outstanding of registrant's common stock, as of February 28, 2005 - 8,951,206 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE


     Portions of the registrant's proxy statement in connection with its 2005 annual meeting of stockholders are incorporated by reference into Part III.

                           PAR TECHNOLOGY CORPORATION

                                TABLE OF CONTENTS
                                    FORM 10-K


Item Number
-----------

                                     PART I


Item 1.        Business
Item 2.        Properties
Item 3.        Legal Proceedings
Item 4.        Submission of Matters to a Vote of Security Holders


                                     PART II


Item 5. Market for the Registrant's Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6.        Selected Financial Data
Item 7.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations
Item 7A.       Quantitative and Qualitative Disclosures
               About Market Risk
Item 8.        Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A.       Controls and Procedures
Item 9B.       Other Information


                                    PART III

Item 10.       Directors and Executive Officers of the Registrant
Item 11.       Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.       Certain Relationships and Related Transactions
Item 14.       Principal Accountant Fees and Services


                                     PART IV


Item 15.       Exhibits, Financial Statement Schedules, and
               Reports on Form 8-K

               Signatures

"Safe Harbor"  Statement under the Private  Securities  Litigation Reform Act of


     Information provided by the Company, including information contained in this Annual Report, or by its spokespersons from time to time may contain forward-looking statements. Forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements involve risks and uncertainties, including without limitation, delays in new product introduction, risks in technology development and commercialization, risks in product development and market acceptance of and demand for the Company's products, risks of downturns in economic conditions generally, and in the quick service sector of the Hospitality market specifically, risks of intellectual property rights associated with competition and competitive pricing pressures, risks associated with foreign sales and high customer concentration, and other risks detailed in the Company's filings with the Securities and Exchange Commission. Actual future results may vary materially from those projected, anticipated, or indicated in any forward-looking statements as a result of certain risk factors. Readers should pay particular attention to the considerations described in the sections of this report entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Quantitative and Qualitative Disclosures about Market Risk."

                           PAR TECHNOLOGY CORPORATION

                                     PART I



Item 1:  Business

     PAR Technology Corporation ("PAR" or the "Company") is the parent company of wholly-owned subsidiary businesses. PAR's largest subsidiary, ParTech, Inc. is a provider of management technology solutions, including hardware, software, and professional services to businesses in the hospitality and retail industries. The Company is a leading supplier of hospitality technology systems with nearly 40,000 systems installed in over 100 countries. PAR's hospitality management software technology assists in the operation of hospitality businesses and enterprises by managing data from end-to-end and improving profitability through more efficient operations. Our professional services' mission is to assist businesses in achieving the full potential of their hospitality technology systems.

     PAR is a provider of professional services and enterprise business intelligence applications with long-term relationships with the restaurant industry's two largest corporations - McDonald's Corporation and Yum! Brands Inc.. McDonald's has over 30,000 restaurants in 119 countries and PAR has been a selected provider of restaurant management technology systems and lifecycle support services to McDonald's since 1980. Yum! Brands (which includes Taco Bell, KFC and Pizza Hut) has been a PAR customer since 1983. Yum! has nearly 33,000 units globally and PAR is the sole approved supplier of restaurant management technology systems to Taco Bell as well as the Point-of-Sale vendor of choice to KFC. Other significant chains where PAR is the POS vendor of choice are: Boston Market, Chick-fil-A, CKE Restaurants (including Hardees and Carl's Jr.), Carnival Cruise Lines, Loews Cineplex and large franchisees of each of the foregoing brands.

     In the fourth quarter 2004 PAR acquired Springer-Miller Systems, a leading provider of hospitality management solutions that meet/exceed the technology needs of all types of Hospitality enterprises including city-center hotels, destination spa and golf properties, timeshare properties and casino resorts worldwide, setting the pace as a pioneer in the hospitality industry. PAR's SMS |Host Hospitality Management System is distinguished from other property management systems with its integrated design and unique approach to guest service. The SMS |Host product suite, that includes more than 20 seamlessly integrated, guest-centric application modules, provides hotel/resort staff with the tools they need to personalize service, exceed guest expectations, and increase property revenues. PAR maintains a distinctive customer list in this business including Pebble Beach Resorts, The Four Seasons, Hard Rock Hotel & Casino, the Mandarin Oriental Hotel Group, and Destination Hotels & Resorts.

     PAR is also the parent of PAR Government Systems Corporation and Rome Research Corporation, both government contractors. As a long-standing Government contractor, PAR develops advanced technology systems for the Department of Defense and other Governmental agencies. Additionally, PAR provides information technology and communications support services to the U.S. Navy, U.S. Air Force and U.S. Army. PAR focuses its computer-based system design services on providing high quality technical products and services, ranging from experimental studies to advanced operational systems, within a variety of areas of research, including radar, image and signal processing, logistics management systems, and geospatial services and products. With more than 36 years experience in this sector, PAR's Government engineering service business provides management and engineering services that include facilities operation and management. In addition, through Government-sponsored research and development, PAR has developed technologies with relevant commercial uses. A prime example of this "technology transfer" is the Company's point-of-sale technology, which was derived from research and development involving microchip processing technology sponsored by the Department of Defense.

     Information concerning the Company's industry segments for the three years ended December 31, 2004 is set forth in Note 12 to the Consolidated Financial Statements included elsewhere herein.

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

                         Hospitality Technology Segment

     PAR operates two wholly-owned subsidiaries in the Hospitality business segment, ParTech, Inc. and PAR Springer-Miller Systems, Inc. PAR is a provider of integrated enterprise solutions to the hospitality industry. The Company's Point-of-Sale (POS) restaurant management technology integrates both cutting-edge software applications and the Company's Pentium(R)-based hardware platform. PAR's restaurant management system can host fixed as well as wireless order-entry terminals, may include kitchen printers or video monitors and/or third-party supplied peripherals networked via an Ethernet LAN, and is accessible to enterprise-wide network configurations. In addition, PAR is a leading provider of hospitality management solutions that meet the property management technology needs of an array of hospitality enterprises, including city-center hotels, destination Spa and golf properties, timeshare properties and casino resorts worldwide. PAR also provides extensive systems integration and professional service capabilities to design, tailor and implement solutions that enable its customers to manage all aspects of data collection and processing for single or multiple site enterprises from a central location.

Products

     The technology requirements of the major hospitality organizations include rugged, reliable, management systems capable of receiving, transmitting and coordinating large numbers of transactions that require a quick and accurate response. The Company's integrated hospitality management software applications permit its customers to configure their hospitality technology systems to meet their order entry, menu, food preparation, delivery and property management coordination needs while capturing all pertinent data concerning the transactions at the specific location. PAR's hospitality management systems are the result of more than 25 years of experience and knowledge combined with an in-depth understanding of the hospitality marketplace. This knowledge and expertise is reflected in the product design, implementation capability and systems integration skills.

     Software. PAR's latest generation of restaurant management software, the InFusion Suite, is comprised of InTouch(TM)?POS, InForm(TM)?Back Office, InSynch(TM) Enterprise Configuration and InQuire(TM) Enterprise Reporting. InTouch is a multi-brand, multi-concept application, containing rich features and functions such as real-time mirror imaging of critical data, on-line graphical help and interactive diagnostics, all presented with intuitive graphical user interfaces. In addition, PAR's back office management software, InForm, allows restaurant owners to control critical food and labor costs using intuitive tools for forecasting, labor scheduling and inventory management. The InSynch Enterprise Configuration manager provides business-wide management of diverse concept menus, security settings and system parameters all from one central location. InQuire Enterprise Reporting offers a web-based hosted reporting service leveraging the latest technology from Microsoft's .Net platform. InQuire's Executive Dashboard provides proactive business intelligence for the entire organization, as well as automated management reporting and process integration. In addition, the Company offers streamlined POS software, GT/Exalt(TM), which is the predominant software in the Quick Service Restaurant industry. GT/Exalt provides restaurant owners with increased cash security, improved customer service and highly flexible kitchen and drive-thru functionality.

     PAR is also a provider of software to the hotel/resort industry. Today, more and more hospitality-oriented businesses are managing information and leveraging their relationships with customers through integrated technology systems. There are two key and complementary aspects to system integration. One is to provide a seamless user interface to manage all aspects of the customer experience. The other is to be certain all aspects of customer activity become part of a single database. To accomplish this, every point of guest contact and every interaction with the customer must be managed within the same software. PAR's SMS|Host Hospitality Management System provides the most efficient automation process to handle business functions within a hotel/resort--a check-in, a spa appointment, or a retail purchase for instance. PAR's SMS|Host Hospitality Management System is distinguished from other property management systems by its truly integrated design and unique approach to guest service. The SMS|Host product suite, including over 20 seamlessly integrated, guest-centric modules, provides resort staff with the tools they need to personalize service, anticipate needs, and consistently exceed guest expectations. PAR SMS also offers SpaSoft and SMS|Touch Fine Dining, two stand-alone applications. SpaSoft is designed to suit the unique needs of the spa industry. Focusing on activity scheduling, resource management, inventory management, point-of-sale and reporting, SpaSoft assists in the total management of hotel/resort spas and day spas. Because SpaSoft was specifically designed for the unique needs of the spa industry, it assists the spa staff in providing the individualized, impeccable guest service that their most important clients desire and expect. The SMS|Touch Fine Dining product suite is a robust fine dining point-of-sale system designed to increase revenue in the property's food and beverage outlets.

     Hardware. The Company's hardware platform systems, ViGo(TM) and POS4XP(TM), are Pentium(R)-designed systems developed to host the most powerful point-of-sale software applications in the hospitality industry. ViGo(TM) offers the hospitality, retail and entertainment industries a new scalable solution combining a multitude of peripheral devices into one compact package. Both ViGo(TM) and POS4XP(TM) designs utilize open architecture with industry standard components and are compatible with the most popular operating systems. The hardware platforms support a distributed processing environment and incorporate an advanced hospitality management technology system, utilizing Intel microprocessors, standard PC expansion slots, Ethernet LAN, standard Centronics printer ports as well as USB ports. The hardware systems supply their industry-standard components with features for hospitality applications such as multiple video ports. The POS systems utilize distributed processing architecture to integrate a broad range of PAR and third-party peripherals and are designed to withstand the harsh hospitality environments. Both hardware platforms have a favorable price-to-performance ratio over the life of the system as a result of their PC compatibility, ease of expansion and high reliability design.

     Systems Integration and Professional Services. PAR's ability to offer the full spectrum of integration, implementation, installation, maintenance, and support services is one of the Company's key differentiators. PAR continues to work in unison with its customers to identify and address the latest hospitality technology requirements by creating interfaces to equipment, including innovations such as automated cooking and drink-dispensing devices, customer-activated terminals and order display units located inside and outside of the customer's business site. The Company provides its systems integration expertise to interface specialized components, such as video monitors, coin dispensers and non-volatile memory for journalizing transaction data, as is required in some international applications. PAR is comprised of experienced individuals with diverse hospitality backgrounds in both hotels/resorts and restaurants. PAR has the knowledge and expertise to recommend property management solutions which can be used most effectively in hotels and restaurants, with emphasis on maximizing return on investment. In addition, the Company has secured strategic partnerships with third-party organizations to offer a variety of credit, debit and gift card payment options that allow quick service restaurants, convenience stores, gasoline stations and drugstores to process cashless payments quickly and efficiently. The Company's Technical Services department continuously evaluates new technologies as they surface and adopts those that allow PAR to provide significant improvements in customer's day-to-day systems. From hand-held wireless devices to advances in internet performance, the technical staff is available for consultation on a wide variety of topics including network infrastructures, system functionality, operating system platforms, and hardware expandability.

Installation and Training

     In the United States, Canada, Europe, South Africa, the Middle East, Australia and Asia, PAR personnel provide installation, training and integration services on a fixed-fee basis as a normal part of the equipment purchase agreement. In certain areas of North and South America, Europe and Asia, the Company provides these integration services through third parties. Prior to system installation and user training, hotel/resort operators can attend a configuration seminar, during which attendees review internal policies and procedures, establish a software configuration and receive an overview of the PAR SMS|Host product suite. PAR provides complete application training for a site's staff as well as technical instruction for Information Systems personnel. The PAR training team is composed of experienced individuals with diverse hospitality and technical backgrounds.

Maintenance and Service

     The Company offers a wide range of maintenance and support services as part of its total solution for its targeted hospitality technology markets. In the North American region, the Company provides comprehensive maintenance and integration services for the Company's equipment and systems, as well as those of third parties, through a 24-hour central telephone customer support and diagnostic service in Boulder, Colorado, as well as service centers in Europe, South Africa, the Middle East, Australia and Asia. The Company believes that its ability to address all support and maintenance requirements for a customer's hospitality technology network provides it with a clear competitive advantage. PAR also maintains regional support centers in three additional locations worldwide including Las Vegas, Nevada in the US, Kuala Lumpur in Malaysia, and Kettering in the UK, that focus upon servicing and maintaining of PAR systems to the hotel/resort markets 24 hours a day, seven days a week. The Company maintains a field service network consisting of nearly 100 locations offering on-site service and repair, as well as depot repair, overnight unit replacements and spare unit rentals. At the time a hospitality technology system is installed, PAR trains customer employees and managers to ensure efficient and effective use of the system. If a problem occurs within the Company's manufactured technology system (hardware and software), PAR's current service management software products allow a service technician to diagnose the problem by telephone or by remotely dialing-in to the system, thus greatly reducing the need for on-site service calls.

     The Company's service organization utilizes a suite of software applications from Clarify, Inc. (Clarify) as its Customer Resource Management tool. Clarify allows PAR to demonstrate compelling value and differentiation to its customers through the utilization of its extensive and ever-growing knowledge base to efficiently diagnose and resolve customer-service issues. Clarify also enables PAR to compile the kind of in-depth information it needs to spot trends and identify opportunities. A second software suite is a call center knowledge base known as Customer Care. Customer Care allows PAR to maintain a profile on each customer, their background, hardware and software details, client service history, and a problem-resolution database. Analysis of this data allows the Company to optimize customer service by identifying trends in calls, and to work with customers to quickly resolve issues. The same system is used by the PAR SMS Research and Development team as a real-time communications tool between these technical departments to coordinate software change management.

Sales & Marketing

     Sales in the hospitality technology market are often generated by initially obtaining the acceptance of the corporate chain as an approved vendor. Upon approval, marketing efforts are then directed to franchisees of the chain. Sales efforts are also directed toward franchisees of chains for which the Company is not an approved corporate vendor. The Company employs direct sales personnel in several sales groups. The Major Accounts Group works with large chain corporate customers typically operating more than 75 locations. The Domestic Sales Group targets franchisees of the major chain customers, as well as smaller chains within the United States. The International Sales Group seeks sales to major customers with locations overseas and to international chains that do not have a presence in the United States. The Company's Business Partner Development Sales Group targets non-foodservice markets such as retail, convenience, amusement parks, movie theaters, cruise lines, spas and other ticketing and entertainment venues. This group also works with third-party resellers and value-added resellers throughout the country. New sales in the hotel/resort technology market are often generated by leads, be it by word of mouth, internet searches or trade show presence. Marketing efforts are used in the form of direct mail campaigns, advertising and targeted telesales calls. The Company employs direct sales personnel in several sales groups. The Domestic Sales Group targets independent, high end hotels and resorts in the United States, Canada and the Caribbean. The International Sales Group seeks sales to independent hotels outside of the United States. The Corporate Accounts Group works with high profile corporate customers such as Mandarin Oriental, Destination Hotels and Resorts and Intrawest. The Company's Installed Accounts Group works solely with clients who have already installed the SMS|Host product suite.

Competition

     The competitive landscape in the hospitality market is driven primarily by functionality, reliability, quality, pricing, service and support. The Company believes that its principal competitive advantages include its focus on an integrated technology solution offering, advanced development capabilities, in-depth industry knowledge and expertise, excellent product reliability, a direct sales force organization, and the quality of its support and quick service response. The markets in which the Company transacts business are highly competitive. Most of our major customers have approved several suppliers who offer some form of sophisticated hospitality technology system similar to the Company's. Major competitors include Panasonic, IBM Corporation, Radiant Systems, NCR, Hotel Information Systems, Visual One, Agilysis and Micros Systems.

Backlog

     At December 31, 2004, the Company's backlog of unfilled orders for the Hospitality segment was approximately $18,534,000 compared to $9,800,000 a year ago. All of the present orders are expected to be delivered in 2005. The Hospitality segment orders are generally of a short-term nature and are usually booked and shipped in the same fiscal year.

Research and Development

     The highly technical nature of the Company's hospitality products requires a significant and continuous research and development effort. Ongoing product research and quality development efforts are an integral part of all activities within the Company. Functional and technical enhancements are actively being made to our products to increase customer satisfaction and maintain the high caliber of our software. Research and development expenses were approximately $6,015,000 in 2004, $4,779,000 in 2003 and $5,400,000 in 2002. The Company
capitalizes certain software costs in accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. See Note 1 to the Consolidated Financial Statements included in Item 15 for further discussion.

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

Intellectual Property

     The Company owns or has rights to certain patents, copyrights and trademarks, but believes none of these intellectual property rights provides a material competitive advantage. The Company relies upon non-disclosure agreements, license agreements and applicable domestic and foreign patent, copyright and trademark laws for protection of its intellectual property. To the extent such protective measures are unsuccessful, or the Company needs to enter into protracted litigation to enforce such rights the Company's business could be adversely impacted. Similarly there is no assurance that the Company's products will not become the subject of a third party claim of infringement or misappropriation. To the extent such claims result in costly litigation or force the Company to enter into royalty or license agreements rather than enter into a prolonged dispute the Company's business could be adversely impacted. The Company also licenses certain third party software with its products. While the Company has maintained a strong relationship with its licensors, there is no assurance that such relationship will continue or that the licenses will be continued under fees and terms acceptable to the Company.

                               Government Segment

     PAR operates two wholly-owned subsidiaries in the Government business segment, PAR Government Systems Corporation (PGSC) and Rome Research Corporation
(RRC). These companies provide the U.S. Department of Defense (DoD) and other federal and state government organizations with a wide range of technical services and products. Significant areas in which the Company is involved include: design, development, and integration of state-of-the-art imagery intelligence systems for information archive, retrieval, and processing; advanced research and development for imaging sensors; development and operations of logistics management systems; and engineering and support services for Government information technology and communications facilities.

     The Company's offerings cover the entire development cycle for Government systems, including requirements analysis, design specification, development, implementation, installation, test and evaluation.

Information Systems and Technology

     The Information Systems and Technology (IS&T) business sector develops integrated systems for imaging information archiving, processing, exploitation, and visualization. IS&T is the system integrator for the Multi-Sensor Integration facility at the Air Force Research Laboratory-Rome Research Site and is a key developer of the National Geospatial-Intelligence Agency (NGA) Image Product Library (IPL). The IPL provides access to a virtual network of archives in support of the operational users of imagery. The Company has a substantial systems integration contract to support interoperability of new and emerging commercial imagery exploitation and data management systems for U.S. Air Force
(USAF) operations. Since 1986, the Company has been a key contributor to the full-scale engineering development for the Joint Surveillance Target Attack Radar System (Joint STARS) and more recently, for the Affordable Moving Surface Target Engagement (AMSTE) program. The Company provides systems engineering and software development for radar technologies that detect, track and target ground vehicles.

Signal & Image Processing

     The  Signal  and  Image  Processing  (SIP)  business  sector  supports  the development and implementation of complex sensor systems including the collection and analysis of sensor data. The SIP group has developed sensor concepts, algorithms, and real-time systems to address the difficult problems of finding low-contrast targets against clutter background (e.g., finding cruise missiles, fighter aircraft, and personnel against heavy terrain backgrounds), detecting man-made objects in dense foliage, and performing humanitarian efforts in support of the removal of land mines with ground penetrating radar. The Company also supports numerous technology demonstrations for the DoD, including a multi-national NATO exercise of wireless communications interoperability. As part of this demonstration, the Company designed and built the Software Radio Development System (SoRDS) for test and evaluation of communications waveforms. The Company has extended this technology into public safety and law enforcement via the Software Adaptive Advanced Communications (SAAC)(TM) system, a multi-channel communications gateway intended to solve the problem of wireless communications interoperability. The Company also supports Navy airborne infrared surveillance systems through the development of advanced optical sensors.

Geospatial Software and Modeling

     The Geospatial Software and Modeling (GS&M) business sector performs water resources modeling; Geographic Information Systems (GIS) based data management, and geospatial information technology development. In particular, the Company's Flood*WareTM software tool and methodology is being employed by New York State in support of Federal Emergency Management Agency's Map Modernization Program. Similar technologies are used in support of water quality modeling and assessment applications for the NYC Watershed Protection Program.

Logistics Management Systems

     The Logistics Management Systems (LMS) business sector focuses on the design, development, deployment and commercialization of the Cargo*Watch(TM) Logistics Information Management System. Cargo*Watch(TM) is a comprehensive, end-to-end solution for the monitoring and management of transport assets and cargo throughout the intermodal (i.e., port, highway, rail, and ocean) transportation lifecycle. The Cargo*Watch(TM) system is being implemented under a multi-year Cooperative Agreement with the U.S. Department of Transportation/Federal Highway Administration (DOT/FHWA) with funds specifically authorized by Congress for Cargo*Watch(TM) under the Transportation Equity Act for the 21st Century (TEA-21) in 1998. Cargo*Watch(TM) uses state-of-the-art technology to acquire Global Positioning System (GPS) location and equipment status data. Wireless communication networks then transmit the data to the LMS Operations Center, and a powerful geospatial database customizes the data to meet the needs of each customer and provide it to the customer over the Internet or via direct linkage to existing ("back-office") information systems.

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

Government Contracts

     The Company performs work for U.S. Government agencies under firm fixed-price, cost-plus-fixed-fee, time-and-material, and incentive-type prime contracts and subcontracts. The majority of its contracts are for one-year to five-year terms. The Company also has been awarded Task Order/Support contracts. There are several risks associated with Government contracts. For example, contracts may be terminated for the convenience of the Government any time the Government believes that such termination would be in its best interests. In this circumstance, the Company is entitled to receive payments for its allowable costs and, in general, a proportionate share of its fee or profit for the work actually performed. The Company's business with the U.S. Government is also subject to other risks unique to the defense industry, such as reduction, modification, or delays of contracts or subcontracts if the Government's requirements, budgets, or policies or regulations change. The Company may also perform work prior to formal authorization or prior to adjustment of the contract price for increased work scope, change orders and other funding adjustments. Additionally, the Defense Contract Audit Agency on a regular basis audits the books and records of the Company. Such audits can result in adjustments to contract costs and fees. Audits have been completed through the Company's fiscal year 2002 and have not resulted in any material adjustments.

Marketing and Competition

     Marketing begins with collecting information from a variety of sources concerning the present and future requirements of the Government and other potential customers for the types of technical expertise provided by the Company. Although the Company believes it is positioned well in its chosen areas of image and signal processing, information technology/communications and engineering services, competition for Government contracts is intense. Many of the Company's competitors are major corporations, or their subsidiaries, such as Lockheed-Martin, Raytheon, Northrop-Grumman, BAE, Harris, and SAIC that are significantly larger and have substantially greater financial resources than the Company. The Company also competes with many smaller companies that target particular segments of the Government market. Contracts are obtained principally through competitive proposals in response to solicitations from Government agencies and prime contractors. The principal competitive factors are past performance, the ability to perform, price, technological capabilities, management capabilities and service. In addition, the Company sometimes obtains contracts by submitting unsolicited proposals. Many of the Company's DoD customers are now migrating to commercial software standards, applications, and solutions. In that manner, the Company is utilizing its Internal Research and Development to migrate existing solutions into software product lines that will support the DoD geospatial community (i.e., NGA, USAF, etc.).

Backlog

     The dollar value of existing Government contracts at December 31, 2004, net of amounts relating to work performed to that date, was approximately $111,793,000 (backlog), of which $35,107,000 was funded. At December 31, 2003, the comparable amount was approximately $116,694,000, of which $31,894,000 was funded. Funded amounts represent those amounts committed under contract by Government agencies and prime contractors. The December 31, 2004 Government contract backlog of $111,793,000 represents firm, existing contracts. Approximately $49,098,000 of this amount is expected to be completed in calendar year 2005, as funding is committed.

                                    Employees

     As of December 31, 2004, the Company had 1,411 employees, approximately 57% of whom are engaged in the Company's Hospitality segment, 39% of whom are in the Government segment, and the remainder are corporate employees.

     Due to the highly technical nature of the Company's business, the Company's future can be significantly influenced by its ability to attract and retain its technical staff. The Company believes that it will be able to fulfill its near-term needs for technical staff.

     Approximately 20% of the Company's employees are covered by collective bargaining agreements. The Company considers its employee relations to be good.

Item 2:  Properties

     The  following  are the  principal  facilities  (by square  footage) of the
Company:


                                   Industry                          Floor Area                       Number of
      Location                     Segment                     Principal Operations                     Sq. Ft.
      --------                     -------                     --------------------                   ----------
New Hartford, NY                   Hospitality              Principal executive offices,               138,500
                                   Government                 manufacturing, research and
                                                              development laboratories,
                                                              computing facilities

Stowe, VT                          Hospitality              Sales, service and research
                                                              and development                           26,000
Rome, NY                           Government               Research and development                    23,400
Boulder, CO                        Hospitality              Service                                     20,500
Sydney, Australia                  Hospitality              Sales and service                            9,100
Las Vegas, NV                      Hospitality              Service                                      8,800
Boca Raton, FL                     Hospitality              Research and development                     8,700
Toronto, Canada                    Hospitality              Sales, service and research and
                                                              development                                7,700
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

Item 4:  Submission of Matters to a Vote of Security Holders

     None

                                     PART II



Item 5: Market for the Registrant's Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

     The Company's Common Stock, par value $.02 per share, trades on the New York Stock Exchange (NYSE symbol - PTC). At December 31, 2004, there were approximately 599 owners of record of the Company's Common Stock, plus those owners whose stock certificates are held by brokers.

     The following table shows the high and low stock prices for the two years ended December 31, 2004 as reported by New York Stock Exchange:


                                     2004                        2003
                         --------------------------    ------------------------
     Period                  Low            High          Low            High
------------------       -----------    -----------    ----------    ----------


First Quarter              $7.78           $11.20         $4.42           $7.07
Second Quarter             $9.65           $12.35         $4.70           $6.23
Third Quarter              $8.20           $10.77         $5.87           $7.15
Fourth Quarter             $8.85           $11.85         $6.30           $8.39



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

                                                                        Year ended December 31,
                                                --------------------------------------------------------------------
                                                   2004          2003           2002          2001         2000
                                                --------------------------------------------------------------------

     Net revenues                               $   174,884   $   139,770   $   133,681   $   114,354    $   101,463

     Cost of sales                              $   137,738   $   110,777   $   105,225   $    89,001    $    86,647

     Gross margin                               $    37,146   $    28,993   $    28,456   $    25,353    $    14,816

     Selling, general & administrative          $    22,106   $    19,340   $    19,540   $    16,774    $    23,937

     (Provision) benefit for
       income taxes                             $    (3,729)  $    (1,593)  $      (884)  $      (621)   $     6,800

     Income (loss) from
       continuing operations                    $     5,635   $     2,792   $     2,623   $     2,080    $   (10,961)

     Basic earnings (loss) per share
       from continuing operations               $      .65    $       .33   $       .33   $       .27    $    (1.40)


     Diluted earnings (loss) per share
       from continuing operations               $      .61    $       .32   $       .32   $       .27    $    (1.40)



                    SELECTED CONSOLIDATED BALANCE SHEET DATA
                                 (In thousands)

                                                December 31,
                            ----------------------------------------------------
                               2004      2003        2002      2001       2000
                            ----------------------------------------------------
Current assets ..........   $ 77,696   $ 74,195   $ 69,070   $ 67,795   $ 64,009
Current liabilities .....   $ 45,159   $ 29,816   $ 31,743   $ 39,118   $ 36,434
Total assets ............   $111,752   $ 87,147   $ 85,122   $ 88,915   $ 85,771
Long-term debt ..........   $  2,005   $  2,092   $  2,181   $  2,268   $  2,323
Shareholders' equity ....   $ 63,574   $ 55,239   $ 51,198   $ 47,529   $ 47,012

Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations


Forward-Looking Statement

     This document contains  "forward-looking  statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. Any statements in this document that do not describe historical facts are forward-looking statements. Forward-looking statements in this document (including forward-looking statements regarding the continued health of the Hospitality industry, future information technology outsourcing opportunities, an expected increase in funding by the U.S. Government relating to the Company's logistics management contracts, the impact of current world events on our results of operations, the effects of inflation on our margins, and the effects of interest rate and foreign currency fluctuations on our results of operations) are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. When we use words such as "intend," "anticipate," "believe," "estimate," "plan," "will," or "expect", we are making forward-looking statements. We believe that the assumptions and expectations reflected in such forward-looking statements are reasonable, based on information available to us on the date hereof, but we cannot assure you that these assumptions and expectations will prove to have been correct or that we will take any action that we presently may be planning. We have disclosed certain important factors that could cause our actual future results to differ materially from our current expectation, including a decline in the volume of purchases made by one or a group of our major customers; risks in technology development and commercialization; risks of downturns in economic conditions generally, and in the quick-service sector of the hospitality market specifically; risks associated with government contracts; risks associated with competition and competitive pricing pressures; and risks related to foreign operations. Forward-looking statements made in connection with this report are necessarily qualified by these factors. We are not undertaking to update or revise publicly any forward-looking statement if we obtain new information or upon the occurrence of future events or otherwise.

Overview

     We are the  parent  company  of four  wholly-owned  subsidiary  businesses:
ParTech, Inc., PAR Springer-Miller Systems, Inc., PAR Government Systems Corporation and Rome Research Corporation.

Hospitality Segment

     PAR's largest subsidiary, ParTech, Inc. is a provider of management technology solutions, including hardware, software and professional services to hospitality businesses including restaurants, hotels/resorts, and retail industries. The Company is a leading supplier of hospitality technology systems with nearly 40,000 systems installed in over 100 countries. PAR's hospitality management software technology assists in the operation of hospitality businesses by managing data from end-to-end and improving profitability through more efficient operations. The Company's professional services mission is to assist businesses in achieving the full potential of their hospitality technology systems.

     PAR is a provider of professional services and enterprise business intelligence applications, with long-term relationships with the restaurant industry's two largest corporations - McDonald's Corporation and Yum! Brands Inc. McDonald's has over 30,000 restaurants in 119 countries and PAR has been a selected provider of restaurant management technology systems and lifecycle support services to McDonald's since 1980. Yum! Brands (which includes Taco Bell, KFC and Pizza Hut) has been a PAR customer since 1983. Yum! has nearly 33,000 units globally and PAR is the sole approved supplier of restaurant management technology systems to Taco Bell as well as the Point-of-Sale vendor of choice to KFC. Other significant chains where PAR is the POS vendor of choice are: Boston Market, Chick-fil-A, CKE Restaurants (including Hardees, Carl's Jr.), Carnival Cruise Lines, Loews Cineplex and large franchisees of each of the foregoing brands.

     In the fourth quarter 2004 PAR acquired Springer-Miller Systems, a leading provider of hospitality management solutions that meet/exceed the technology needs of a wide variety of hotel/resort enterprises including city-center hotels, destination spa and golf properties, timeshare properties and casino resorts worldwide. PAR's SMS|Host Hospitality Management System is distinguished from other property management systems with its truly integrated design and unique approach to guest service. The SMS|Host product suite, that includes more than 20 seamlessly integrated, guest-centric application modules, provides hotel/resort staff with the necessary tools they need to personalize service, exceed guest expectations, and increase revenue. PAR maintains a distinguished customer list in this business including: Pebble Beach Resorts, The Four Seasons, Hard Rock Hotel & Casino, the Mandarin Oriental Hotel Group, and Destination Hotels & Resorts.

Government Segment

     PAR is also the parent of PAR Government Systems Corporation and Rome Research Corporation, both of whom are Government contractors. As a long-standing Government contractor, PAR develops advanced technology systems for the Department of Defense and other Governmental agencies. Additionally, PAR provides information technology and communications support services to the U.S. Navy, U.S. Air Force and U.S. Army. PAR focuses its computer-based system design services on providing high quality technical products and services, ranging from experimental studies to advanced operational systems, within a variety of areas of research, including radar, image and signal processing, logistics management systems, and geospatial services and products. PAR's Government engineering service business provides management and engineering services that include facilities operation and management. In addition, through Government-sponsored research and development, PAR has developed technologies with relevant commercial uses. A prime example of this "technology transfer" is the Company's point-of-sale technology, which was derived from research and development involving microchip processing technology sponsored by the Department of Defense.

Summary

     During 2004, the Quick-Service Restaurant market continued to perform well as evidenced by reported improved results from the Company's major customers including McDonald's and Yum! Brands. In 2004, the Company acquired Springer-Miller Systems and significantly added to PAR's software product offerings in the hospitality market.

     The Company's Government business continued to win contracts in 2004 associated with I/T outsourcing for the U.S. Military. The Company performs outsourcing for the three main branches of the military.

     In 2005, the Company anticipates the continued health of the hospitality technology market and additional I/T outsourcing opportunities. Over the years, PAR has sought to be a leader in its two businesses through the utilization of several Company strengths including market leadership, technological innovation, customer focus, global reach and employee initiative. By focusing on these strengths, PAR is able to help shape the marketplace, increase the Company's customer base and continue to allow the Company to expand worldwide.

     The following table sets forth the Company's revenues by reportable segment for the year ended December 31 (in thousands):

                                 2004               2003             2002
                              ----------       -----------      -----------
Revenues:
   Hospitality                $  124,969       $    98,088      $    95,706
   Government                     49,915            41,682           37,975
                              ----------       -----------      -----------
Total consolidated revenue    $  174,884       $   139,770      $   133,681
                              ==========       ===========      ===========

     The following discussion and analysis highlights items having a significant effect on operations during the three year period ended December 31, 2004. This discussion may not be indicative of future operations or earnings. It should be read in conjunction with the audited annual consolidated financial statements and notes thereto and other financial and statistical information included in this report.

Results of Operations  --  2004 Compared to 2003

     The Company reported revenues of $174.9 million for the year ended December 31, 2004, an increase of 25% from the $139.8 million reported for the year ended December 31, 2003. The Company's net income for the year ended December 31, 2004 was $5.6 million, or $.61 diluted net income per share, compared to net income of $2.4 million and $.27 per diluted share for the same period in 2003.

     Product revenues from the Company's Hospitality segment were $77.5 million for the year ended December 31, 2004, an increase of 29% from the $60.2 million recorded in 2003. The primary factor contributing to the increase was sales to McDonald's which increased 75% or $14.9 million over 2003. Due to its recent strong financial performance, McDonald's is investing in capital equipment to upgrade its restaurants, triggering increased sales of the Company's products. An additional factor contributing to the increase in product revenues was a $4.2 million increase in sales to CKE Restaurants. Software revenue from the Company's new resort and spa customers also contributed to this growth. A partially offsetting factor was a $2.3 million decline in sales to Loews Complex due to the timing of customer requirements.

     Customer Service revenues are also generated by the Company's Hospitality segment. The Company's service offerings include system integration, installation, training, twenty-four hour help desk support and various depot and on-site service options. Customer Service revenues were $47.5 million for the year ended December 31, 2004, an increase of 25% from the $37.9 million for the same period in 2003. This increase was due primarily to a 52% or $3.9 million increase in installation revenue that is directly related to the growth in the Company's product revenue. Additionally, service revenues associated with the Company's new resort and spa customers accounted for 8% of this increase. All other service area revenues increased 7% primarily due to increased support contracts and maintenance service activity relating to the continued expansion of the Company's customer base.

     Contract revenues from the Company's Government segment were $49.9 million for the year ended December 31, 2004, an increase of 20% when compared to the $41.7 million recorded in the same period in 2003. Contributing to this growth was a $5.5 million or 24% increase in information technology outsourcing revenue from contracts for facility operations at critical U.S. Department of Defense telecommunication sites across the globe. These outsourcing operations provided by the Company directly support U.S. Navy, Air Force and Army operations as they seek to convert their military information technology communications facilities into contractor-run operations and to meet new requirements with contractor support. Also contributing to this increase was a $2.6 million or 48% increase in revenue from research contracts involving Imagery Information Technology.

     Product margins for the year ended December 31, 2004 were 33.8%, a decline from 35.2% for the year ended December 31, 2003. This decrease was the result of a large integration project for a major customer during 2004 that involved lower margin peripheral hardware products. This decline was partially offset by increased absorption of fixed manufacturing costs as production volume increased. Also partially offsetting this decline was an increase in higher margin software revenue from the Company's resort and spa customers.

     Customer Service margins were 16.2% for the year ended December 31, 2004 compared to 15.1% for the same period in 2003. This increase was due to service integration and software maintenance revenue associated with the Company's resort and spa products. This was partially offset by increased use of third parties (which results in lower margins than installations performed by internal personnel) to assist the Company with the major integration project discussed above.

     Contract margins were 6.5% for the year ended December 31, 2004 versus 5.0 % for the same period in 2003. The increase in contract margins is primarily attributable to a higher than anticipated performance-based award fee on an imagery information technology contract. Additionally, the Company received a favorable contract modification on a particular information technology outsourcing contract. This was partially offset by start up costs and certain new awards in 2004. The most significant components of contract costs in 2004 and 2003 were labor and fringe benefits. For the year ended December 31, 2004 labor and fringe benefits were $35.9 million or 77% of contract costs compared to $30.5 million or 77% of contract costs for the same period in 2003.

     Selling, general and administrative expenses are virtually all related to the Company's Hospitality segment. Selling, general and administrative expenses for the year ended December 31, 2004 were $22.1 million, an increase of 14% from the $19.3 million expended for the same period in 2003. The increase was primarily attributable to a rise in selling and marketing expenses due to sales of the Company's new resort and spa software products and the Company's traditional hardware products.

     Research and development expenses relate primarily to the Company's Hospitality segment. However in 2004 and 2003, approximately 4% and 10%, respectively, of these expenses related to the Company's Logistics Management Program. Research and development expenses were $6.3 million for the year ended December 31, 2004, an increase of 18% from the $5.3 million recorded in 2003. The increase was primarily attributable to the Company's investment in its newly acquired resort and spa products. The Company also increased its investment in its hardware products.

     Other income, net, was $1.1 million for the year ended December 31, 2004 compared to $582,000 for the same period in 2003. Other income primarily includes rental income and foreign currency gains and losses. The increase in 2004 resulted primarily from a rise in foreign currency gains when compared to 2003.

     Interest expense represents interest charged on the Company's short-term borrowing requirements from banks and from long-term debt. Interest expense declined 45% to $295,000 for the year ended December 31, 2004 as compared to $540,000 in 2003 primarily due to a lower average amount outstanding in 2004 as compared to 2003.

     For the year ended December 31, 2004, the Company's effective tax rate was 39.8%, compared to 36.3% in 2003. The variance from the federal statutory rate in 2004 was due to state and foreign income taxes. The variance from the federal statutory rate in 2003 was due to state income taxes partially offset by a decrease in the valuation allowance for certain tax credits.

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

     Product revenues from the Company's Hospitality segment were $60.2 million for the year ended December 31, 2003, an increase of 2% from the $59.2 million recorded in 2002. The primary reason for this increase was a 23% or $3.6 million growth in sales to Yum! Brands, as a result of the Company being selected as this customer's primary supplier of Restaurant systems to KFC Corporate stores in 2003. Yum! Brands includes five major restaurant chains. Sales to other major accounts including Chick-fil-A, CKE and Loew's Cineplex increased 10% or $2 million reflecting an improving hospitality market. Partially offsetting these increases was an 18% or $4.5 million decline in sales to McDonald's due to delays in buying decisions experienced in the first half of 2003 as McDonald's transitioned to a new strategy under its new management team.

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

     Contract margins were 5% for the year ended December 31, 2003 versus 6.5% for 2002. In 2002, the Company recognized additional profit on certain fixed price contracts that were completed in the period. The Company's fixed price contracts generally span multiple years, sometimes extending for as long as four to five years. The Company sometimes recognizes an additional profit on these fixed price contracts as the contracts near completion, when the Company determines that its contract expenditures will be less than it had previously estimated. In 2002, the primary reason for cost under- runs was lower than anticipated overhead rates. In this instance, during 2002, the Company won several new contracts that resulted in an increase in the base of direct labor and a corresponding decline in the Company's overhead rates. The most significant components of contract costs in 2003 and 2002 were labor and fringe benefits. For the year ended December 31, 2003, labor and fringe benefits were $30.5 million or 77% of contract costs compared to $25.8 million or 73% of contract costs for the same period in 2002.

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

     Research and development expenses relate primarily to the Company's Hospitality segment. However in 2003, approximately 10% of these expenses related to the Company's Logistics Management program. Research and development expenses were $5.3 million for the year ended December 31, 2003, a decline of 2% from the $5.4 million recorded in 2002. This decline was primarily due to a small reduction in the development staff as a result of certain efficiency improvements. This was partially offset by the Company's investment in Logistics Management program. The Company was investing in this technology during a temporary funding hiatus from the U.S. Government.

     Other income, net, was $582,000 in 2003 compared to $815,000 in 2002. Other income primarily includes rental income and foreign currency gains and losses. In 2002, the Company sold a patent that it obtained relating to former research done by the Company involving the cornea of the eye.

     Interest expense represents interest charged on the Company's short-term borrowing requirements from banks and from long-term debt. Interest expense declined 34% to $540,000 for the year ended December 31, 2003 as compared to $824,000 in 2002 due to a reduced interest rate and lower average amount outstanding in 2003 as compared to 2002.

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

     For the year ended December 31, 2003, the Company recorded an after tax loss of $363,000 compared to $1.9 million in 2002 from the discontinued operation of its Industrial segment. In 2003 the Company determined that they would not be able to sub-lease the Industrial business real estate operating leases and accordingly recorded a provision of $570,000. In 2002, the Company decided to close down its unprofitable Industrial business unit, Ausable Solutions, Inc., due to substantial continuing losses, an inability to penetrate the market and a long sales cycle. The overall downturn in the global economy and specifically in the manufacturing and warehousing industries, coupled with the diminishing capital expenditures of the Company's industrial customers, prevented the Company from being profitable in this particular business segment. As a result, the Company concluded that it would be prudent to take decisive action and return the Company's focus to its core businesses of hospitality technology and Government services and research and development. The Company believes that the decision to exit the Industrial segment will not have a negative impact on the Company's continuing operations. The Company notes that its Industrial business did not have common customers with its Hospitality or Government Contract businesses.

Liquidity and Capital Resources

     The Company's primary sources of liquidity have been cash flow from operations and lines of credit with various banks. Cash provided by continuing operations was $19.7 million for the year ended December 31, 2004 compared to $3.5 million for 2003. In 2004, cash flow benefited from operating profits for the period, a reduction in inventory, and timing of salary and benefit payments. In 2003, cash flow was primarily generated from operating profits. However, this was partially offset by an increase in accounts receivable due to the revenue growth experienced in the fourth quarter of 2003.

     Cash used in investing activities was $15.8 million for the year ended December 31, 2004 versus $1.2 million for the same period in 2003. In 2004, capital expenditures were $1.6 million and were primarily for manufacturing equipment and information technology equipment and software for internal use. Capitalized software costs relating to software development of Hospitality segment products were $804,000 in 2004. For the same period in 2003, capital expenditures were $415,000 and were primarily for improvements to the Company's headquarter facility, internal use software and upgrades to the Company's service facility. Capitalized software costs were $809,000 for the corresponding period of 2003. In 2004, cash used for the acquisition of Springer-Miller Systems, Inc. was $13.4 million.

     Cash provided by financing activities was $3.8 million for the year ended December 31, 2004 versus $2.0 million of cash used for the same period in 2003. During 2004, the Company increased its short-term bank borrowings by $3.3 million and received $585,000 from the exercise of employee stock options. In 2003, the Company reduced its short-term bank borrowings by $2.6 million, and received $678,000 from the exercise of employee stock options.

     The Company has an aggregate of $30,000,000 in bank lines of credit. One line totaling $17,500,000 bears interest at the bank borrowing rate (4.67% at December 31, 2004) and is subject to loan covenants including a debt to tangible net worth ratio of 1.4 to 1; a minimum working capital requirement of at least $25 million; and a debt coverage ratio of 4 to 1. The total amount of credit available under this facility at a given time is based on (a) 80% of the Company's accounts receivable under 91 days outstanding attributable to the Company's Hospitality segment and (b) 40% of the Company's inventory, excluding work in process. A portion of this line, $5,000,000, will expire on March 31, 2005 and the remaining $12,500,000, expires on April 30, 2006. The second line of $12,500,000 allows the Company, at its option, to borrow funds at the LIBOR rate plus the applicable interest rate spread or at the bank's prime lending rate (4.65% at December 31, 2004). This facility contains certain loan covenants including a leverage ratio of not greater than 4 to 1 and a fixed charge coverage ratio of not less than 4 to 1. A portion of this line, $5,000,000 will expire on March 31, 2005 and the remaining $7,500,000 expires on October 30, 2006. Both lines are collateralized by certain accounts receivable and inventory. The Company was in compliance with all loan covenants on December 31, 2004. At December 31, 2004, there were borrowings under these lines of $10,246,000 and an aggregate of $19,754,000 was available under these lines.

     The Company has a $2.1 million mortgage loan on certain real estate. The Company's future principal payments under this mortgage are as follows (in thousands):

                     2005                        $     90
                     2006                              92
                     2007                              98
                     2008                             103
                     2009                             108
                     Thereafter                     1,604
                                                 --------
                                                 $  2,095
                                                 ========

     The Company future minimum obligations under non-cancelable operating leases are as follows (in thousands):

                     2005                        $  1,967
                     2006                           1,543
                     2007                             888
                     2008                             803
                     2009                             634
                     Thereafter                       271
                                                 --------
                                                 $  6,106
                                                 ========

     During fiscal year 2005, the Company anticipates that its capital requirements will be less than $2 million. The Company does not usually enter into long term contracts with its major Hospitality segment customers. The Company commits to purchasing inventory from its suppliers based on a combination of internal forecasts and the actual orders from customers. This process, along with good relations with suppliers, minimizes the working capital investment required by the Company. Although the Company lists two major customers, McDonald's and Yum! Brands, it sells to hundreds of individual franchisees of these corporations, each of which is individually responsible for its own debts. These broadly made sales substantially reduce the impact on the Company's liquidity if one individual franchisee reduces the volume of its purchases from the Company in a given year. The Company, based on internal forecasts, believes its existing cash, line of credit facilities and its anticipated operating cash flow will be sufficient to meet its cash requirements through at least the next twelve months. However, the Company may be required, or could elect, to seek additional funding prior to that time. The Company's future capital requirements will depend on many factors including its rate of revenue growth, the timing and extent of spending to support product development efforts, expansion of sales and marketing, the timing of introductions of new products and enhancements to existing products, and market acceptance of its products. The Company cannot assure that additional equity or debt financing will be available on acceptable terms or at all. The Company's sources of liquidity beyond twelve months, in management's opinion, will be its cash balances on hand at that time, funds provided by operations, funds available through its lines of credit and the long-term credit facilities that it can arrange.

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

Revenue Recognition Policy

     The Company recognizes revenue generated by the Hospitality segment using the guidance from SEC Staff Accounting Bulletin No. 104, "Revenue Recognition" and the AICPA Statement of Position (SOP) 97-2, "Software Revenue Recognition," and other applicable revenue recognition guidance and interpretations. Product revenue consists of sales of the Company's standard point-of-sale and property management systems of the Hospitality segment. The Company recognizes revenue from the sale of complete restaurant systems (which primarily includes hardware or hardware and software) upon delivery to the customer site or upon installation for certain software products. For restaurant systems that are self-installed by the customer or an unrelated third party and for component sales or supplies, the Company recognizes revenue at the time of shipment. In addition to product sales, the Company may provide installation and training services, and also offers maintenance contracts to its customers. Installation and training service revenues are recognized as the services are performed. The Company's other service revenues, consisting of support, field and depot repair, are provided to customers either on a time and materials basis or under its maintenance contracts. Services provided on a time and materials basis are recognized as the services are performed. Service revenues from maintenance contracts are deferred when billed and recognized ratably over the related contract period.

     The Company recognizes revenue in its Government segment using the guidance from SEC Staff Accounting Bulletin No. 104, "Revenue Recognition." The Company's contract revenues generated by the Government segment result primarily from contract services performed for the U.S. Government under a variety of cost-plus fixed fee, time-and-material and fixed-price contracts. Revenue on cost-plus fixed fee contracts is recognized based on allowable costs for labor hours delivered, as well as other allowable costs plus the applicable fee. Revenue on time and material contracts is recognized by multiplying the number of direct labor-hours delivered in the performance of the contract by the contract billing rates and adding other direct costs as incurred. Revenue from fixed price contracts is recognized primarily on a straight-line basis over the life of the fixed-price contract. The Company's obligation under these contracts is simply to provide labor hours to conduct research or to staff facilities with no other deliverables or performance obligations. Anticipated losses on all contracts are recorded in full when identified. Unbilled accounts receivable are stated in the Company's consolidated financial statements at their estimated realizable value. Contract costs, including indirect expenses, are subject to audit and adjustment through negotiations between the Company and U.S. Government representatives.

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

Capitalized software development costs

     The  Company  capitalizes  certain  costs  related  to the  development  of computer software used in its Hospitality segment under the requirements of Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed". Software development costs incurred prior to establishing technological feasibility are charged to operations and included in research and development costs. Software development costs incurred after establishing feasibility are capitalized and amortized when the product is available for general release to customers.

Goodwill

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" (SFAS 142). The Company adopted SFAS 142 effective January 1, 2002. Under this standard, amortization of goodwill and certain intangible assets, including certain intangible assets recorded as a result of past business combinations, was discontinued upon the adoption of SFAS 142. Instead, all goodwill is tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. The Company has elected to test for impairment annually at December 31. There was no impairment of goodwill in 2004.

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

Factors that could affect future results

A DECLINE IN THE VOLUME OF PURCHASES MADE BY ANY ONE OF THE COMPANY'S MAJOR CUSTOMERS WOULD MATERIALLY ADVERSELY AFFECT OUR BUSINESS.

     A small number of related customers have historically accounted for a majority of the Company's net revenues in any given fiscal period. For the fiscal years ended December 31, 2004, 2003 and 2002, aggregate sales to our top two Hospitality segment customers, McDonald's and Yum! Brands, amounted to 51%, 50% and 51%, respectively, of total revenues. Most of the Company's customers are not obligated to provide us with any minimum level of future purchases or with binding forecasts of product purchases for any future period. In addition, major customers may elect to delay or otherwise change the timing of orders in a manner that could adversely affect the Company's quarterly and annual results of operations. There can be no assurance that our current customers will continue to place orders with us, or that we will be able to obtain orders from new customers.

AN INABILITY TO PRODUCE NEW PRODUCTS THAT KEEP PACE WITH TECHNOLOGICAL DEVELOPMENTS AND CHANGING MARKET CONDITIONS COULD RESULT IN A LOSS OF MARKET SHARE.

     The products we sell are subject to rapid and continual changes in technology. Our competitors offer products that have an increasingly wider range of features and capabilities. We believe that in order to compete effectively we must provide systems incorporating new technologies at competitive prices. There can be no assurance that we will be able to continue funding research and development at levels sufficient to enhance our current product offerings, or that the Company will be able to develop and introduce on a timely basis new products that keep pace with technological developments and emerging industry standards and address the evolving needs of customers. There also can be no assurance that we will not experience difficulties that will result in delaying or preventing the successful development, introduction and marketing of new products in our existing markets, or that our new products and product enhancements will adequately meet the requirements of the marketplace or achieve any significant degree of market acceptance. Likewise, there can be no assurance as to the acceptance of our products in new markets, nor can there be any assurance as to the success of our penetration of these markets, nor to the revenue or profit margins realized by the Company with respect to these products. If any of our competitors were to introduce superior software products at competitive prices, or if our software products no longer met the needs of the marketplace due to technological developments and emerging industry standards, our software products may no longer retain any significant market share. If this were to occur, we could be required to record a charge against capitalized software costs, which amount to $4.2 million as of December 31, 2004.

WE GENERATE MUCH OF OUR REVENUE FROM THE HOSPITALITY INDUSTRY AND THEREFORE ARE SUBJECT TO DECREASED REVENUES IN THE EVENT OF A DOWNTURN EITHER IN THAT INDUSTRY OR IN THE ECONOMY AS A WHOLE.

     For the fiscal years ended December 31, 2004, 2003 and 2002, we derived 71%, 70% and 72%, respectively, of our total revenues from the Hospitality industry, primarily the quick service restaurant marketplace. Consequently, our Hospitality technology product sales are dependent in large part on the health of the Hospitality industry, which in turn is dependent on the domestic and international economy, as well as factors such as consumer buying preferences and weather conditions. Instabilities or downturns in the Hospitality market could disproportionately impact our revenues, as clients may either exit the industry or delay, cancel or reduce planned expenditures for our products. Although we believe we can assist the quick service sector of the Hospitality industry in a competitive environment, given the cyclical nature of that industry, there can be no assurance that our profitability and growth will continue.

WE DERIVE A PORTION OF OUR REVENUE FROM GOVERNMENT CONTRACTS, WHICH CONTAIN PROVISIONS UNIQUE TO PUBLIC SECTOR CUSTOMERS, INCLUDING THE GOVERNMENT'S RIGHT TO MODIFY OR TERMINATE THESE CONTRACTS AT ANY TIME.


     For the fiscal years ended December 31, 2004, 2003 and 2002, we derived 29%, 30% and 28%, respectively, of our total revenues from contracts to provide technical services to U.S. Government agencies and defense contractors.
Contracts with U.S. Government agencies typically provide that such contracts are terminable at the convenience of the U.S. Government. If the U.S. Government terminated a contract on this basis, we would be entitled to receive payment for our allowable costs and, in general, a proportionate share of our fee or profit for work actually performed. Most U.S. Government contracts are also subject to modification or termination in the event of changes in funding. As such, we may perform work prior to formal authorization, or the contract prices may be adjusted for changes in scope of work. Termination or modification of a substantial number of our U.S. Government contracts could have a material adverse effect on our business, financial condition and results of operations.

     We perform work for various U.S. Government agencies and departments pursuant to firm fixed-price, cost-plus fixed fee and time-and-material, prime contracts and subcontracts. The majority of our government contracts are either firm fixed-price/time-and-material, or cost-plus fixed fee contracts. Approximately 64% of the revenue that we derived from government contracts for the year ended December 31, 2004 came from firm fixed-price or time-and-material contracts. The balance of the revenue that we derived from government contracts in 2004 primarily came from cost-plus fixed fee contracts. Most of our contracts are for one-year to five-year terms.

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

     For the fiscal years ended December 31, 2004, 2003 and 2002, our net revenues from sales outside the United States were 9%, 11% and 11%, respectively, of the Company's total revenues, respectively, of the Company's total revenues. We anticipate that international sales will continue to account for a significant portion of sales. We intend to continue to expand our operations outside the United States and to enter additional international markets, which will require significant management attention and financial resources. Our operating results are subject to the risks inherent in international sales, including, but not limited to, regulatory requirements, political and economic changes and disruptions, geopolitical disputes and war, transportation delays, difficulties in staffing and managing foreign sales operations, and potentially adverse tax consequences. In addition, fluctuations in exchange rates may render our products less competitive relative to local product offerings, or could result in foreign exchange losses, depending upon the currency in which we sell our products. There can be no assurance that these factors will not have a material adverse effect on our future international sales and, consequently, on our operating results.

Item 7A: Quantitative and Qualitative Disclosures about Market Risk

INFLATION

     Inflation had little effect on revenues and related costs during 2004. Management anticipates that margins will be maintained at acceptable levels to minimize the effects of inflation, if any.

INTEREST RATES

     As of December 31, 2004, the Company has $2 million in variable long-term debt and $10.3 million in variable short-term debt. The Company believes that an adverse change in interest rates of 100 basis points would not have a material impact on our business, financial conditions, results of operations or cash flows.

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

Item 8: Financial Statements and Supplementary Data

     The Company's 2004 Consolidated financial statements, together with the report thereon of KPMG LLP dated February 25, 2005, and the report of PricewaterhouseCoopers LLP dated March 28, 2003 are included elsewhere herein. See Item 15 for a list of Financial Statements and Financial Statement Schedule.

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None

Item 9A: Controls and Procedures

     (a) Evaluation of Disclosure Controls and Procedures.

     As of December 31, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Exchange Act Rule 15d-14(c). Based upon the evaluation, the Company's President and Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure and procedures are effective in enabling the Company to identify, process, record and report information required to be included in the Company's periodic SEC filings within the required time period.

     (b) Changes in Internal Controls.

     There was no significant change in the Company's internal controls over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act during the year ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, such internal controls over financial reporting.

Item 9B: Other Information

     None.

                                    PART III


Item 10: Directors and Executive Officers of the Registrant

The directors and executive officers of the Company and their respective ages and positions are:

          Name                         Age                              Position
--------------------------             ---          -------------------------------------------------
Dr. John W. Sammon, Jr.                65           Chairman, President and Chief Executive Officer,
                                                    PAR Technology Corporation

Charles A. Constantino                 65           Executive Vice President and Director,
                                                    PAR Technology Corporation

Sangwoo Ahn                            66           Director, PAR Technology Corporation

J. Whitney Haney                       70           Director, PAR Technology Corporation

Kevin R. Jost                          50           Director, PAR Technology Corporation

James A. Simms                         45           Director, PAR Technology Corporation

Gregory T. Cortese                     55           Chief Executive Officer & President ParTech, Inc.,
                                                    General Counsel and Secretary,
                                                    PAR Technology Corporation

Albert Lane, Jr.                       63           President, PAR Government Systems Corporation
                                                    and Rome Research Corporation

Ronald J. Casciano                     51           Vice President, Chief Financial Officer
                                                    and Treasurer, PAR Technology Corporation

     The Company's directors are elected in classes with staggered three-year terms with one class being elected at each annual meeting of shareholders. The directors serve until the next election of their class and until their successors are duly elected and qualified. The Company's officers are appointed by the Board of Directors and hold office at the will of the Board of Directors.

     The principal occupations for the last five years of the directors and executive officers of the Company are as follows:

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

     Mr. J. Whitney Haney retired as President of ParTech, Inc. in 1998. He has been a director of the Company since 1988.

     Mr. Kevin R. Jost was appointed a director of the Company in May, 2004. Mr. Jost has been the President and Chief Executive Officer of Hand Held Products, Inc. since 1999.

     Mr.  James A. Simms was  appointed  a director  of the  Company in October,
2001.   Mr.   Simms   is   currently   a   senior    investment    banker   with
Janney,Montgomery,Scott.

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

     Mr. Ronald J. Casciano, CPA, was promoted to Vice President, Chief Financial Officer, Treasurer of PAR Technology Corporation in June, 1995.

Item 11: Executive Compensation

     The information required by this item will appear under the caption "Executive Compensation" in our 2004 definitive proxy statement for the annual meeting of stockholders on May 2, 2005 and is incorporated herein by reference.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The information required by this item will appear under the caption "Security Ownership Of Management And Certain Beneficial Owners" in our 2004 definitive proxy statement for the annual meeting of stockholders on May 2, 2005 and is incorporated herein by reference.


Item 13: Certain Relationships and Related Transactions


     The information required by this item will appear under the caption "Executive Compensation" in our 2004 definitive proxy statement for the annual meeting of stockholders on May 2, 2005 and is incorporated herein by reference.

Item 14: Principal Accountant Fees and Services

     The response to this item will appear under the caption "Principal Accountant Fees and Services" in our 2004 definitive proxy statement for the annual meeting of stockholders to be held on May 2, 2005 and is incorporated herein by reference.

                                     PART IV


Item 15:  Exhibits, Financial Statement Schedules, and Reports on Form 8-K



(a) Documents filed as a part of the Form 10-K


       (1)    Financial Statements:

              Reports of Independent Registered Public Accounting Firms Consolidated Balance Sheets at December 31, 2004 and 2003 Consolidated Statements of Income for the three years ended December 31, 2004
              Consolidated Statements of Comprehensive Income for the three years ended December 31, 2004 49
              Consolidated Statements of Changes in Shareholders' Equity for the three years ended December 31, 2004
              Consolidated Statements of Cash Flows for the three years ended December 31, 2004
              Notes to Consolidated Financial Statements

       (2)    Financial Statement Schedule:

              Valuation and Qualifying Accounts and Reserves

                                     PART IV

Item 15: Exhibits, Financial Statement Schedules, and Reports on Form 8-K (Continued)


(b) Reports on Form 8-K

          On October 7, 2004, PAR Technology Corporation filed a report on Form 8-K pursuant to Item 2.01 (Completion of Acquisition or Disposition of Assets) and Item 9.01 (Financial Statements and Exhibits) of that Form relating to the acquisition of Springer-Miller Systems, Inc.

          On October 27, 2004, PAR Technology Corporation furnished a report on Form 8-K pursuant to Item 2.02 (Results of Operations and Financial Condition) of that Form relating to its financial information for the quarter ended September 30, 2004, as presented in a press release October 27, 2004 and furnished thereto as an exhibit.

          On December 17, 2004, PAR Technology Corporation filed an amended report on Form 8-K/A pursuant to Item 2.01 (Completion of Acquisition or Disposition of Assets) and Item 9.01 (Financial Statements and Exhibits) of that Form relating to the acquisition of Springer-Miller Systems, Inc.including in the filing the following financial statements:

               (a) audited and unaudited consolidated financial statements of Springer-Miller Systems, Inc. for the years ended December 31, 2003 and 2002, and for the periods ended September 30, 2004 and 2003, respectively;

               (b) unaudited proforma Consolidated Statements of Income for the year ended December 31, 2003 and the nine months ended September 30, 2004; and

               (c)  unaudited  pro  forma   Consolidated   Balance  Sheet  dated
                    September 30, 2004.


 (c)   Exhibits

       See list of exhibits on page 78


(d)    Financial statement schedules

       See (a)(2) above.

             Report of Independent Registered Public Accounting Firm



The Board of Directors and Shareholders
PAR Technology Corporation:



We have audited the consolidated financial statements of PAR Technology Corporation and subsidiaries as of December 31, 2004 and 2003, and for each of the years in the two-year period ended December 31, 2004, as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as of December 31, 2004 and 2003, and for each of the years in the two-year period ended December 31, 2004, as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PAR Technology Corporation and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2004 in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




KPMG LLP




February 25, 2005
Syracuse, New York

             Report of Independent Registered Public Accounting Firm




To The Board of Directors and Shareholders of PAR Technology Corporation:



In our opinion, the consolidated statements of income, changes in shareholder's equity, and cash flows listed in the index under Item 15(a)(1), for the year ended December 31, 2002, present fairly, in all material respects, the results of operations and cash flows of PAR Technology Corporation and its subsidiaries for the year ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index appearing under Item 15(a)(2), present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



PricewaterhouseCoopers LLP
March 28, 2003

                           CONSOLIDATED BALANCE SHEETS
                       (in thousands except share amounts)

                                                               December 31,
                                                       ------------------------
Assets                                                     2004          2003
                                                       ----------     ----------
Current assets:
     Cash and cash equivalents .....................    $   8,696     $   1,467
     Accounts receivable-net .......................       32,702        31,876
     Inventories-net ...............................       27,047        31,894
     Deferred income taxes .........................        6,634         6,486
     Other current assets ..........................        2,617         2,472
                                                        ---------     ---------
         Total current assets ......................       77,696        74,195
Property, plant and equipment - net ................        8,123         7,240
Deferred income taxes ..............................         --           2,857
Goodwill ...........................................       15,379           598
Intangible assets - net ............................        9,235         1,772
Other assets .......................................        1,319           485
                                                        ---------     ---------
                                                        $ 111,752     $  87,147
                                                        =========     =========

Liabilities and Shareholders' Equity

Current liabilities:
     Current portion of long-term debt .............    $      90     $      89
     Borrowings under lines of credit ..............       10,246         6,989
     Accounts payable ..............................        9,486         8,301
     Accrued salaries and benefits .................        8,072         5,461
     Accrued expenses ..............................        2,998         2,471
     Customer deposits .............................        4,861            --
     Deferred service revenue ......................        9,083         5,947
     Net liabilities of discontinued operation .....          323           558
                                                        ---------     ---------
         Total current liabilities .................       45,159        29,816
                                                        ---------     ---------
Long-term debt .....................................        2,005         2,092
                                                        ---------     ---------
Deferred income taxes ..............................          194          --
                                                        ---------     ---------
Other long-term liabilities ........................          820          --
                                                        ---------     ---------
Commitments and contingent liabilities
Shareholders' Equity:
     Preferred stock, $.02 par value,
       1,000,000 shares authorized .................         --            --
     Common stock, $.02 par value,
       19,000,000 shares authorized;
       10,139,132 and 9,966,062 shares issued;
       8,935,456 and 8,555,375 outstanding .........          203           199
     Capital in excess of par value ................       31,560        29,761
     Retained earnings .............................       38,010        32,375
     Accumulated other comprehensive loss ..........         (181)          (43)
     Treasury stock, at cost, 1,203,676
       and 1,410,687 shares ........................       (6,018)       (7,053)
                                                        ---------     ---------
         Total shareholders' equity ................       63,574        55,239
                                                        ---------     ---------
                                                        $ 111,752     $  87,147
                                                        =========     =========

See accompanying notes to consolidated financial statements

                        CONSOLIDATED STATEMENTS OF INCOME
                     (in thousands except per share amounts)

                                                              Year ended December 31,
                                                      -----------------------------------
                                                         2004         2003         2002
                                                      ---------    ---------    ---------
Net revenues:
     Product ......................................   $  77,503    $  60,223    $  59,153
     Service ......................................      47,466       37,865       36,553
     Contract .....................................      49,915       41,682       37,975
                                                      ---------    ---------    ---------
                                                        174,884      139,770      133,681
                                                      ---------    ---------    ---------
Costs of sales:
     Product ......................................      51,287       39,024       39,643
     Service ......................................      39,769       32,140       30,081
     Contract .....................................      46,682       39,613       35,501
                                                      ---------    ---------    ---------
                                                        137,738      110,777      105,225
                                                      ---------    ---------    ---------

           Gross margin ...........................      37,146       28,993       28,456
                                                      ---------    ---------    ---------
Operating expenses:
     Selling, general and administrative ..........      22,106       19,340       19,540
     Research and development .....................       6,270        5,310        5,400
     Amortization of identifiable intangible assets         245         --             --
                                                      ---------    ---------    ---------
                                                         28,621       24,650       24,940
                                                      ---------    ---------    ---------
Operating income ..................................       8,525        4,343        3,516
Other income, net .................................       1,134          582          815
Interest expense ..................................        (295)        (540)        (824)
                                                      ---------    ---------    ---------

Income from continuing operations
  before provision for income taxes ...............       9,364        4,385        3,507
Provision for income taxes ........................      (3,729)      (1,593)        (884)
                                                      ---------    ---------    ---------
Income from continuing operations .................       5,635        2,792        2,623
                                                      ---------    ---------    ---------
Discontinued operations:
     Loss from operations of
        discontinued component (including
        loss on disposal of $830 in 2002) .........        --           (570)      (2,516)
     Income tax benefit ...........................        --            207          634
                                                      ---------    ---------    ---------
     Loss from discontinued operations ............        --           (363)      (1,882)
                                                      ---------    ---------    ---------
Net income ........................................   $   5,635    $   2,429    $     741
                                                      =========    =========    =========


                                    Continued

                     (in thousands except per share amounts)


                                                 Year ended December 31,
                                         -------------------------------------
                                            2004         2003         2002
                                         ---------   ----------   ------------
Earnings per share:
Basic:

     Income from continuing operations   $     .65   $      .33   $        .33
     Loss from discontinued operations   $    --     $     (.04)  $       (.24)
           Net income ................   $     .65   $      .29   $        .09
Diluted:
     Income from continuing operations   $     .61   $      .32   $        .32
     Loss from discontinued operations   $    --     $     (.04)  $       (.23)
           Net income ................   $     .61   $      .27   $        .09
Weighted average shares outstanding
     Basic ...........................       8,696        8,438          7,934
                                         =========   ==========    ===========
     Diluted .........................       9,230        8,861          8,315
                                         =========   ==========    ===========



See accompanying notes to consolidated financial statements




                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (in thousands)

                                                      Year ended December 31,
                                                  -----------------------------
                                                     2004       2003       2002
                                                  --------    -------   -------

Net income                                        $  5,635    $  2,429   $  741
Other comprehensive income (loss), net of tax:
     Foreign currency translation adjustments         (138)        773      625
                                                  --------    --------   ------
Comprehensive income                              $  5,497    $  3,202   $1,366
                                                  ========    ========   ======





See accompanying notes to consolidated financial statements



           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                     Accumulated
                                                            Capital in                  Other                              Total
                                         Common Stock        excess of    Retained    Comprehensive  Treasury Stock   Shareholders'
                                         ------------                                                ---------------  -------------
(in thousands)                      Shares        Amount     Par Value    Earnings   Income (Loss)   Shares    Amount     Equity
                                    ------        ------     ---------    --------   ------------    ------    ------     ------
Balances at
   December 31, 2001                   9,674    $   193      $  28,541   $  29,205   $    (1,441)     (1,794) $ (8,969)  $  47,529
Net income                                                                     741                                             741
Sale of treasury stock, net                                          6                                   383     1,916       1,922
Issuance of common stock upon the
  exercise of stock options               96          2            379                                                         381
Translation adjustments                                                                      625                               625
                                    --------    -------      ---------   ---------   -----------   ---------  --------   ---------
Balances at
   December 31, 2002                   9,770        195         28,926      29,946          (816)     (1,411)   (7,053)     51,198
Net income                                                                   2,429                                           2,429
Issuance of common stock upon the
  exercise of stock options              196          4            835                                                         839
Translation adjustments                                                                      773                               773
                                    --------    -------      ---------   ---------   -----------   ---------  --------   ---------
Balances at
   December 31, 2003                   9,966        199         29,761      32,375           (43)     (1,411)   (7,053)     55,239
Net income                                                                   5,635                                           5,635
Issuance of common stock upon the
  exercise of stock options              173          4            949                                                         953
Issuance of treasury stock for
  business acquisition                                             850                                   207     1,035       1,885
Translation adjustments                                                                     (138)                             (138)
                                    --------    -------      ---------   ---------   -----------   ---------  --------   ---------
Balances at
   December 31, 2004                  10,139    $   203      $  31,560   $  38,010   $      (181)     (1,204) $ (6,018)  $  63,574
                                    ========    ========     =========   =========   ===========   =========  ========   =========




See accompanying notes to consolidated financial statements




                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                            Year ended December 31,
                                                    ----------------------------------
                                                       2004         2003       2002
                                                    ----------  ----------  ----------
Cash flows from operating activities:
   Net income ....................................   $  5,635    $  2,429    $    741
   Adjustments to reconcile net income to net
     cash provided by operating activities:
      Net loss from discontinued operations ......       --           363       1,882
      Depreciation and amortization ..............      2,812       2,815       2,894
      Provision for bad debts ....................        689         968       1,491
      Provision for obsolete inventory ...........      4,007       2,957       2,321
      Tax benefit of stock option exercises ......        368         161          71
      Deferred income tax ........................      3,014         809         544
      Changes in operating assets and liabilities:
        Accounts receivable ......................        246      (7,001)      6,045
        Inventories ..............................      1,046        (577)    (10,454)
        Income tax refund claims .................       --          --            95
        Other current assets .....................        178         166         596
        Other assets .............................       (825)        (20)        (24)
        Accounts payable .........................        567         (70)     (2,611)
        Accrued salaries and benefits ............      2,119         846         292
        Accrued expenses .........................        (43)        394        (197)
        Customer deposits ........................       (132)        --          --
        Deferred service revenue .................         42        (757)        493
                                                     --------    --------    --------
         Net cash provided by continuing
          operating activities ...................     19,723       3,483       4,179
         Net cash used in discontinued operations        (235)        (88)       (580)
                                                     --------    --------    --------
         Net cash provided by operating activities     19,488       3,395       3,599
                                                     --------    --------    --------
Cash flows from investing activities:
   Capital expenditures ..........................     (1,598)       (415)       (916)
   Capitalization of software costs ..............       (804)       (809)       (790)
   Acquisition of Springer-Miller Systems,
     net of cash acquired ........................    (13,364)       --          --
                                                     --------    --------    --------
         Net cash used in investing activities ...    (15,766)     (1,224)     (1,706)
                                                     --------    --------    --------
Cash flows from financing activities:
   Net borrowings (payments) under
     line-of-credit agreements ...................      3,257      (2,560)     (5,082)
   Payments of long-term debt ....................        (86)        (85)        (57)
   Net proceeds from the sale of treasury stock ..       --          --         1,922
   Proceeds from the exercise of stock options ...        585         678         310
                                                     --------    --------    --------
         Net cash provided (used) by
          financing activities ...................      3,756      (1,967)     (2,907)
                                                     --------    --------    --------




                                    Continued

                                 (in thousands)

                                                       Year ended December 31,
                                                   -----------------------------
                                                      2004      2003      2002
                                                   ---------  --------  --------

Effect of exchange rate changes on cash and
  cash equivalents .............................      (249)       773       625
                                                   -------    -------   -------
Net increase (decrease) in cash
  and cash equivalents .........................     7,229        977      (389)
Cash and cash equivalents at
  beginning of year ............................     1,467        490       879
                                                   -------    -------   -------
Cash and cash equivalents at
  end of year ..................................   $ 8,696    $ 1,467   $   490
                                                   =======    =======   =======



Supplemental disclosures of cash flow information: Cash paid during the year for:

   Interest                                         $  280    $   553   $   848
   Income taxes, net of refunds                        537        291       101





See accompanying notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 -- Summary of Significant Accounting Policies

Basis of consolidation

     The consolidated financial statements include the accounts of PAR Technology Corporation and its wholly owned subsidiaries (ParTech, Inc., PAR Springer-Miller Systems, Inc., Ausable Solutions, Inc., PAR Government Systems Corporation and Rome Research Corporation), collectively referred to as the "Company." All significant intercompany transactions have been eliminated in consolidation.

Revenue recognition

     The Company recognizes revenue generated by the Hospitality segment using the guidance from SEC Staff Accounting Bulletin No. 104, "Revenue Recognition" and the AICPA Statement of Position (SOP) 97-2, "Software Revenue Recognition," and other applicable revenue recognition guidance and interpretations. Product revenue consists of sales of the Company's standard point-of-sale and property management systems of the Hospitality segment. The Company recognizes revenue from the sale of complete restaurant systems (which primarily includes hardware or hardware and software) upon delivery to the customer site or upon installation for certain software products. For restaurant systems that are self-installed by the customer or an unrelated third party and for component sales or supplies, the Company recognizes revenue at the time of shipment. In addition to product sales, the Company may provide installation and training services, and also offers maintenance contracts to its customers. Installation and training service revenues are recognized as the services are performed. The Company's other service revenues, consisting of support, field and depot repair, are provided to customers either on a time and materials basis or under its maintenance contracts. Services provided on a time and materials basis are recognized as the services are performed. Service revenues from maintenance contracts are deferred when billed and recognized ratably over the related contract period.

     The Company recognizes revenue in its Government segment using the guidance from SEC Staff Accounting Bulletin No. 104, "Revenue Recognition." The Company's contract revenues generated by the Government segment result primarily from contract services performed for the U.S. Government under a variety of cost-plus fixed fee, time-and-material and fixed-price contracts. Revenue on cost-plus fixed fee contracts is recognized based on allowable costs for labor hours delivered, as well as other allowable costs plus the applicable fee. Revenue on time and material contracts is recognized by multiplying the number of direct labor-hours delivered in the performance of the contract by the contract billing rates and adding other direct costs as incurred. Revenue from fixed price contracts is recognized primarily on a straight-line basis over the life of the fixed-price contract. The Company's obligation under these contracts is simply to provide labor hours to conduct research or to staff facilities with no other deliverables or performance obligations. Anticipated losses on all contracts are recorded in full when identified. Unbilled accounts receivable are stated in the Company's consolidated financial statements at their estimated realizable value. Contract costs, including indirect expenses, are subject to audit and adjustment through negotiations between the Company and U.S. Government representatives.

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

Other long-term liabilities

     In connection with the acquisition of Springer-Miller Systems, Inc. in 2004, the Company assumed an obligation owed to a third party as a result of an acquisition completed by Springer-Miller Systems, Inc. in 2002. The total obligation at December 31, 2004 amounts to $1,251,000 of which $820,000 is in long-term liabilities with the balance in accrued expenses.

Foreign currency

     The assets and liabilities for the Company's international operations are translated into U.S. dollars using year-end exchange rates. Income statement items are translated at average exchange rates prevailing during the year. The resulting translation adjustments are recorded as a separate component of shareholders' equity under the heading Accumulated Other Comprehensive Loss. Exchange gains and losses on intercompany balances of a long-term investment nature are also recorded as a translation adjustment and are included in Accumulated Other Comprehensive Income (Loss). Foreign currency transaction gains and losses, are included in net income.

Other income

     The components of other income for the three years ending December 31, are as follows:

                                                        (in thousands)
                                              2004          2003          2002
                                           --------      ---------     ---------

Currency gains ....................         $  502         $   95         $  108
Rental income-net .................            349            441            543
Other .............................            283             46            164
                                            ------         ------         ------
                                            $1,134         $  582         $  815
                                            ======         ======         ======

Identifiable intangible assets

     The Company capitalizes certain costs related to the development of computer software used in its Hospitality products segment under the requirements of Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed". Software development costs incurred prior to establishing technological feasibility are charged to operations and included in research and development costs. Software development costs incurred after establishing feasibility are capitalized and amortized on a product-by-product basis when the product is available for general release to customers. The net unamortized computer software costs included in intangible assets, amounted to $1,580,000 and $1,772,000 at December 31, 2004 and 2003, respectively. Annual amortization, charged to cost of sales, is computed using the straight-line method over the remaining estimated economic life of the product, generally three years. Amortization of capitalized software costs amounted to $996,000, $1,185,000 and $1,098,000 in 2004, 2003, and 2002, respectively.

     The Company acquired identifiable intangible assets in connection with the October 1, 2004 acquisition of Springer-Miller Systems, Inc. The net unamortized intangible assets were $7,655,000 at December 31, 2004. Amortization of identifiable intangible assets amounted to $245,000 in 2004. See Note 2 for additional details.

     The future amortization of these intangible assets is as follows (in thousands):


              2005                        $    981
              2006                             981
              2007                             974
              2008                             935
              2009                             758
              Thereafter                       928
                                          --------
                                          $  5,557
                                          ========

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

     Had compensation cost for the Company's stock-based compensation plans and other transactions been determined based on the fair values at the fiscal year 2004, 2003 and 2002 grant dates for those awards, consistent with the requirements of SFAS 123, "Accounting for Stock-Based Compensation", the Company's net income and earnings per share would have been adjusted to the proforma amounts indicated below (in thousands, except per share data):

                                                 2004        2003         2002
                                              ----------  ----------   ---------

  Net income                                  $   5,635    $   2,429    $   741
  Proforma compensation benefit (expense)          (354)        (118)       117
                                              ---------    ---------    -------
  Proforma net income                         $   5,281    $   2,311    $   858
                                              =========    =========    =======

Earnings per share:
  As reported -- Basic                        $     .65    $     .29    $   .09
              -- Diluted                      $     .61    $     .27    $   .09

  Proforma    -- Basic                        $     .61    $     .27    $   .11
              -- Diluted                      $     .57    $     .26    $   .10

     The estimated weighted average fair value of options granted is $2.85, $1.52 and $1.10 for 2004, 2003 and 2002, respectively.

     The fair value of these  options was estimated at the date of grant using a
Black-Scholes   option  pricing  model  with  the  following   weighted  average
assumptions for 2004, 2003 and 2002:


                                    2004            2003            2002
                                   ------         -------          -------

Risk-free interest rate              3.2%           2.0%            4.2%
Dividend yield                       N/A            N/A             N/A
Volatility factor                   42.0%          44.0%           44.0%
Expected option life               5 Years        5 Years         6 Years


     In management's opinion the existing models do not necessarily provide a reliable measure of the fair value of its stock options because the Company's stock options have characteristics significantly different from those of traded options for which the Black-Scholes model was developed, and because changes in the subjective assumptions can materially affect fair value estimate.

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

     The  following  is  a   reconciliation   of  the  weighted  average  shares
outstanding for the basic and diluted EPS computations (in thousands except share and per share data):

                                                   2004       2003        2002
                                                --------   ---------    -------

Net income                                      $  5,635   $   2,429    $   741
                                                ========   =========    =======

Basic:
  Shares outstanding at beginning of year          8,555       8,360      7,881
  Weighted shares issued during the year             141          78         53
                                                --------   ---------    -------
  Weighted average common shares, basic            8,696       8,438      7,934
                                                ========   =========    =======
  Earnings per common share, basic              $    .65   $     .29    $   .09
                                                ========   =========    =======

Diluted:
  Weighted average common shares, basic            8,696       8,438      7,934
  Dilutive impact of stock options                   534         423        381
                                                --------   ---------    -------
  Weighted average common shares, diluted          9,230       8,861      8,315
                                                ========   =========    =======
  Earnings per common share, diluted            $    .61   $     .27    $   .09
                                                ========   =========    =======

Use of Estimates

     The preparation of consolidated financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include: the carrying amount of property, plant and equipment, identifiable intangible assets and goodwill, warranty reserve, valuation allowances for receivables, inventories and deferred income tax assets. Actual results could differ from those estimates.

Goodwill

     Following Financial Accounting Standards Board issuance of Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets", (SFAS 142), the Company tests all goodwill for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. The Company has elected to annually test for impairment at December 31. There was no impairment of goodwill in 2004, 2003 or 2002.

Accounting for Impairment or Disposal of Long-Lived Assets

     In accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," we evaluate the accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. SFAS 144 requires recognition of impairment of long-lived assets if the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to such assets. If the carrying value of a long-lived asset is considered impaired, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset for assets to be held and used, or the amount by which the carrying value exceeds the fair market value less cost to dispose for assets to be disposed. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. No impairment was identified during 2004, 2003 or 2002.

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

New Accounting Pronouncements

     In December 2004, Financial Accounting Standards Board ("FASB") published Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment. Statement 123 (revised 2004) requires registrants to recognize the cost of share-based payments, including previously issued share-based payments, in the consolidated income statement and is effective for awards that are granted, modified, or settled in cash in interim or annual periods beginning after June 15, 2005. Statement 123 (revised 2004) is effective for the Company's 2005 fiscal year and the Company is currently evaluating the expected impact on its financial statements. See stock-based compensation above.

     In November 2004, the FASB published Statement of Financial Accounting Standards No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. Statement 151 amends the guidance in Chapter 4, "Inventory Pricing" of ARB No. 43 and clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Statement 151 requires that those items be recognized as current-period charges. Statement 151 also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. Statement 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Statement 151 is effective for the Company's 2006 fiscal year and is not expected to have a material impact on the Company's consolidated financial statements.

     In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets. This Statement amends the guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions. APB 29 provided an exception to the basic measurement principle (fair value) for exchanges of similar assets, requiring that some nonmonetary exchanges be recorded on a carryover basis. SFAS 153 eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance, that is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity. The provisions of SFAS 153 are effective for exchanges of nonmonetary assets occurring in fiscal periods beginning after June 15, 2005. As of December 31, 2004, management believes that SFAS 153 will have no significant effect on the consolidated financial position, results of operations, or cash flows of the Company.

Note 2 -- Business Acquisition

     On October 1, 2004, PAR Technology Corporation (the "Company") and its wholly-owned subsidiary, PAR Springer-Miller Systems, Inc. (the "Subsidiary"), completed their previously-announced transaction with Springer-Miller Systems, Inc. ("Springer-Miller") and John Springer-Miller pursuant to which the Subsidiary acquired substantially all of the assets (including the equity interests in each of Springer-Miller International, LLC and Springer-Miller Canada, ULC), and assumed certain liabilities, of Springer-Miller. Springer-Miller, based in Stowe, Vermont, is a provider of hospitality management solutions for all types of hospitality enterprises including resort hotels, destination spa and golf properties, timeshare properties and casino resorts worldwide.

     The purchase price of the net assets acquired was $14,985,000 plus approximately $3,227,000 (an amount equal to the cash and cash equivalents held by Springer-Miller and its subsidiaries at the closing date of the acquisition, October 1, 2004). The Company also incurred $264,000 in direct acquisition costs relating to this purchase. The purchase price consisted of $1,885,000 worth of Company common stock (207,011 shares of PAR Technology Corporation common stock issued out of treasury) and the remainder in cash.

     The total purchase price was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed by the Company based on their estimated fair values as of the closing date of the acquisition. Identifiable intangible assets recorded in the acquisition will be tested for impairment in accordance with the provisions of SFAS 142. The following table presents the estimated fair value of the assets acquired and liabilities assumed:

           (in thousands)
           --------------

      Cash and cash equivalents                                $  3,227
      Other current assets                                        2,298
      Property, plant and equipment                                 858
      Intangible assets                                           7,900
      Goodwill                                                   14,781
                                                               --------
      Total assets acquired                                      29,064
                                                               ========



      Deferred revenues and customer deposits                     8,087
      Other current liabilities                                   1,681
        Long-term liabilities                                       820
                                                               --------
      Total liabilities assumed                                  10,588
                                                               --------
      Purchase price, including acquisition related costs      $ 18,476
                                                               ========


     The identifiable intangible assets acquired and their estimated useful lives (based on third party valuation) are as follows:

                                                             Estimated
    (in thousands)                           Fair Value     Useful Life
    --------------                           ----------     -----------

Software                                      $  2,800       5    Years
Customer relationships                           2,700       8    Years
Trademarks and trade names                       2,100       Indefinite
Others                                             300       3 - 4 Years
                                              --------
                                              $  7,900
                                              ========

     On an unaudited proforma basis, assuming the completed acquisition had occurred as of the beginning of the periods presented, the consolidated results of the Company would have been as follows (in thousands, except per share amounts):


                                        Year ended December 31,
                              ----------------------------------------------
                                   2004                           2003
                              ---------------               ----------------

Revenues                      $       187,086               $        153,733
                              ===============               ================
Net income                    $         5,507               $          1,143
                              ===============               ================
Earnings per share:
     Basic                    $           .62               $           .13
                              ===============               ===============
     Diluted                  $           .59               $           .13
                              ===============               ===============


     The unaudited proforma financial information presented above gives effect to purchase accounting adjustments which have resulted or are expected to result from the acquisition. This proforma information is not necessarily indicative of the results that would actually have been obtained had the companies been combined for the periods presented.

Note 3 -- Business Operations

     During the third quarter of 2002, the Company decided to close down its unprofitable Industrial business unit, Ausable Solutions, Inc., following a trend of continuous losses. The overall downturn in the global economy and specifically the manufacturing and warehousing industries, coupled with the diminishing capital expenditures of the Company's industrial customers, prevented the Company from being profitable in this particular business segment. The decision to shut down this unit has allowed the Company to focus on its two core businesses, Hospitality and Government. The Company believes that the decision to exit the Industrial segment will not have a negative impact on the Company's continuing operations. The Company's Industrial business did not have common customers with its Hospitality and Government contract businesses.

     A summary of net revenues, net loss from operations of discontinued component and total liabilities of discontinued operations are detailed below (in thousands):

                                           Year ended December 31,
                                ----------------------------------------------
                                    2004           2003              2002
                                ----------     ------------      -------------

Net revenues                    $     --        $     --         $    1,454
Net loss from operations of
  discontinued component        $     --        $   (363)        $   (1,882)


                                        December 31,
                                ------------------------
                                    2004            2003
                                -----------     --------

Discontinued liabilities-other  $    323        $    558
                                ========        ========


Note 4 -- Accounts Receivable

         The Company's net accounts receivable consist of:

                                                            December 31,
                                                           (in ihousands)
                                                     ---------------------------
                                                        2004              2003
                                                     ---------        ----------

Government segment:
     Billed ................................         $  8,376          $  8,961
     Advanced billings
                                                       (1,729)           (1,214)
                                                     --------          --------
                                                        6,647             7,747
                                                     --------          --------
Hospitality segment:
Accounts receivable - net ..................           26,055            24,129
                                                     --------          --------
                                                     $ 32,702          $ 31,876
                                                     ========          ========


     At December  31, 2004 and 2003,  the Company had  recorded  allowances  for
doubtful   accounts  of  $2,299,000  and   $2,389,000,   respectively,   against
Hospitality accounts receivable.

Note 5 -- Inventories

         Inventories are used primarily in the manufacture, maintenance, and service of Hospitality systems. Inventories are net of related reserves. The components of inventories-net are:

                                        December 31,
                                       (in thousands)
                              ---------------------------
                                 2004               2003
                              --------           --------

Finished goods ..........      $ 4,745           $ 7,430
Work in process .........        1,296             1,623
Component parts .........        4,568             5,585
Service parts ...........       16,438            17,256
                               -------           -------
                               $27,047           $31,894
                               =======           =======

     The Company records reserves for shrinkage, excess and obsolete inventory. At December 31, 2004 and 2003, these amounts were $3,982,000 and $4,361,000, respectively.

Note 6 -- Property, Plant and Equipment

     The components of property, plant and equipment are:

                                             December 31,
                                             (in thousands)
                                      --------------------------
                                         2004             2003
                                      ---------        ---------

Land ........................          $   253          $   253
Buildings and improvements ..            7,501            7,108
Rental property .............            3,490            3,490
Furniture and equipment .....           26,860           25,719
                                       -------          -------
                                        38,104           36,570
Less accumulated depreciation
 and amortization ...........           29,981           29,330
                                       -------          -------
                                       $ 8,123          $ 7,240
                                       =======          =======


     The useful lives of buildings and improvements and rental property are twenty to twenty-five years. The useful lives of furniture and equipment ranges from three to eight years. Depreciation expense recorded was $1,571,000, $1,630,000 and $1,802,000 for 2004, 2003 and 2002, respectively.

     The Company subleases a portion of its headquarters facility to various tenants. Rent received from these leases totaled $1,104,000, $1,114,000 and $1,027,000 for 2004, 2003 and 2002, respectively.

         Future minimum rent payments due to the Company under these leases are as follows (in thousands):

                   2005               $     828
                   2006                     317
                   2007                     101
                                      ---------
                                      $   1,246
                                      =========


     The Company leases office space under various operating leases. Rental expense on these operating leases was approximately $1,527,000, $1,200,000 and $1,228,000 for 2004, 2003, and 2002, respectively.

     Future minimum lease payments under all noncancelable operating leases are (in thousands):


                   2005               $     1,967
                   2006                     1,543
                   2007                       888
                   2008                       803
                   2009                       634
                   Thereafter                 271
                                      -----------
                                      $     6,106
                                      ===========

Note 7 -- Debt

     The Company has an aggregate of $30,000,000 in bank lines of credit. One line totaling $17,500,000 bears interest at the bank borrowing rate (4.67% at December 31, 2004) and is subject to loan covenants including a debt to tangible net worth ratio of 1.4 to 1; a minimum working capital requirement of at least $25 million; and a debt coverage ratio of 4 to 1. The total amount of credit available under this facility at a given time is based on (a) 80% of the Company's accounts receivable under 91 days outstanding attributable to the Company's Hospitality segment and (b) 40% of the Company's inventory, excluding work in process. A portion of this line, $5,000,000, will expire on March 31, 2005 and the remaining $12,500,000, expires on April 30, 2006. The second line of $12,500,000 allows the Company, at its option, to borrow funds at the LIBOR rate plus the applicable interest rate spread or at the bank's prime lending rate (4.65% at December 31, 2004). This facility contains certain loan covenants including a leverage ratio of not greater than 4 to 1 and a fixed charge coverage ratio of not less than 4 to 1. A portion of this line, $5,000,000 will expire on March 31, 2005 and the remaining $7,500,000 expires on October 30, 2006. Both lines are collateralized by certain accounts receivable and inventory. The Company was in compliance with all loan covenants on December 31, 2004. At December 31, 2004, there were borrowings under these lines of $10,246,000 and an aggregate of $19,754,000 was available under these lines.

     The Company has a $2.1 million mortgage collateralized by certain real estate. The annual mortgage payment including interest totals $192,500. The mortgage bears interest at a variable rate based on the lending bank's Corporate Base Lending Rate plus 1/2%. At December 31, 2004, the interest rate was 5.75%. The remaining balance is due on May 1, 2010. The Company's future principal payments under this mortgage are as follows (in 000's):


                   2005               $       90
                   2006                       92
                   2007                       98
                   2008                      103
                   2009                      108
                   Thereafter              1,604
                                       ---------
                                       $   2,095
                                       =========

Note 8 -- Stock based compensation

     The Company has reserved 2,000,000 shares under its stock option plan. Options under this Plan may be incentive stock options or nonqualified options. Stock options are nontransferable other than upon death. Option grants generally vest over a three to five year period after the grant and typically expire ten years after the date of the grant.

 A summary of the stock options follows:
                                          No. of Shares    Weighted Average
                                          (in thousands)    Exercise Price
                                          --------------    --------------

Outstanding at December 31, 2001 ..           1,473           $   3.81
     Granted ......................             109               2.77
     Exercised ....................             (96)              3.22
     Forfeited ....................            (188)              5.69
                                             ------           --------

Outstanding at December 31, 2002 ..           1,298               3.67
     Granted ......................              88               4.98
     Exercised ....................            (196)              3.46
     Forfeited ....................            (137)              4.05
                                             ------           --------

Outstanding at December 31, 2003 ..           1,053               3.49
     Granted ......................             254               8.84
     Exercised ....................            (173)              3.40
     Forfeited ....................              (9)              6.33
                                             ------           --------

Outstanding at December 31, 2004 ..           1,125           $   4.69
                                             ======           ========
Shares remaining
     available for grant ..........             434
                                             ======
Total shares vested and exercisable
as of December 31, 2004 ...........             733           $   3.58
                                             ======           ========

     Stock options outstanding at December 31, 2004 are summarized as follows:


      Range of                 Number     Weighted Average   Weighted Average
  Exercise Prices           Outstanding    Remaining Life     Exercise Price
  ---------------           -----------    --------------     --------------


$1.88    -     $4.00            556          6.1 Years          $   2.72
$4.01    -     $6.16            322          5.8 Years          $   4.88
$7.85    -    $10.88            247          9.6 Years          $   8.87
--------------------          -----          ---------          --------

$1.88    -    $10.88          1,125          6.8 Years          $   4.69
====================          =====          =========          ========


Note 9-- Income Taxes

         The provision (benefit) for income taxes consists of:



                                           Year ended December 31,
                                                (in thousands)
                                     ----------------------------------
                                       2004         2003          2002
                                     --------     --------     --------
Current income tax:
     Federal                         $    312     $   177      $   (465)
     State                                164         112           55
     Foreign                              239         288          131
                                     --------     -------       -------
                                          715         577          (279)
                                     --------     -------       -------
Deferred income tax:
     Federal                            2,259         605           370
     State                                225         251           121
     Foreign                              530         (47)           38
                                     --------     -------       -------
                                        3,014         809           529
                                     --------     -------       -------
Provision for income taxes           $  3,729     $ 1,386       $   250
                                     ========     =======       =======

     Deferred tax liabilities (assets) are comprised of the following at:

                                                        December 31,
                                                       (in thousands)
                                                 ---------------------------
                                                   2004               2003
                                                 --------         ----------

Software development expense ..........          $   606           $    656
Depreciation ..........................              331                209
                                                 -------           --------
Gross deferred tax liabilities ........              937                865
                                                 -------           --------

Allowances for bad debts,
  inventory and warranty ..............           (3,506)            (3,503)
Capitalized inventory costs ...........             (103)               (60)
Benefit accruals ......................             (369)              (296)
Federal net operating loss carryforward           (1,906)            (4,647)
State net operating loss carryforward .             (181)              (634)
Foreign net operating loss carryforward             --                 (530)
Tax credit carryforward ...............           (1,165)              (538)
Other .................................             (147)              --
                                                 -------           --------
Gross deferred tax assets .............           (7,377)           (10,208)
                                                 -------           --------
Net deferred tax asset ................          $(6,440)          $ (9,343)
                                                 =======           ========


     The Company has a Federal net operating loss carryforward of $5.6 million, which expires in various tax years from 2020 to 2023. The Company has federal tax credit carryforwards of $1,043,000, which expires in various tax years from 2005 - 2023. The Company also has state tax credit carryforwards of $185,000 and state net operating loss carryforwards of $4,700,000 which expire in various tax years through 2023. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the historical level of taxable income and projections for future taxable income, management believes it is more likely than not the Company will realize the benefit of the deferred tax assets. Accordingly, no deferred tax valuation allowance was recorded at December 31, 2004 and 2003.

     The provision for income taxes differed from the provision computed by applying the Federal statutory rate to income before taxes due to the following:


                                               Year ended December 31,
                                        ---------------------------------------
                                          2004            2003             2002
                                        --------        --------        -------

Federal statutory tax rate ......         34.0%           34.0%           34.0%
State taxes .....................          3.6             8.5            15.8
Extraterritorial income exclusion         (1.0)           (2.0)          (20.6)
Valuation allowance .............          --             (8.6)           33.2
Changes in estimate of prior
  years' accrual ................          --              --            (54.1)
Non deductible expenses .........           .5             3.2             8.3
Tax credits .....................          (.4)           (1.3)           (4.0)
Foreign income taxes ............          2.7             2.1            12.6
Other ...........................           .4              .4              --
                                          ----            ----            ----
                                          39.8%           36.3%           25.2%
                                          ====            ====            ====

Note 10 -- Employee Benefit Plans

     The Company has a deferred profit-sharing retirement plan that covers substantially all employees. The Company's annual contribution to the plan is discretionary. The Company contributed $1,130,000, $819,000 and $200,000 to the Plan in 2004, 2003 and 2002, respectively. The plan also contains a 401(k) provision that allows employees to contribute a percentage of their salary. These contributions are matched at the rate of 10% by the Company. The Company contributions under the 401(k) component were $228,000, $205,000, and $208,000 in 2004, 2003, and 2002, respectively.


     The Company also maintains an incentive-compensation plan. Participants in the plan are key employees as determined by the Board of Directors and executive management. Compensation under the plan is based on the achievement of predetermined financial performance goals of the Company and its subsidiaries. Awards under the plan are payable in cash. Awards under the plan totaled $682,000, $559,000 and $261,000 in 2004, 2003 and 2002, respectively.

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

     The Company has two reportable segments, Hospitality and Government. The Hospitality segment offers integrated solutions to the hospitality industry. These offerings include industry leading hardware and software applications utilized at the point-of-sale, back of store and corporate office. This segment also offers customer support including field service, installation, twenty-four hour telephone support and depot repair. The Government segment develops advanced technology prototype systems primarily for the Department of Defense and other Governmental agencies. It provides services for operating and maintaining certain U.S. Government-owned communication and test sites, and for planning, executing and evaluating experiments involving new or advanced radar systems. It is also involved in developing technology to track mobile chassis. As discussed in Note 3, the Company discontinued its Industrial segment in the third quarter of 2002. Accordingly, the results of this segment have been reported as discontinued operations. Intersegment sales and transfers are not significant.

     Information as to the Company's segments is set forth below:


                                                        Year ended December 31,
                                                            (in thousands)
                                     ---------------------------------------------------------
                                            2004                 2003                  2002
                                     ----------------     ----------------      --------------
Revenues:
     Hospitality                     $        124,969     $        98,088      $        95,706
     Government                                49,915              41,682               37,975
                                     ----------------     ---------------      ---------------
           Total                     $        174,884     $       139,770      $       133,681
                                     ================     ===============      ===============

Operating income (loss):
     Hospitality                     $          5,657     $         2,977      $         1,278
     Government                                 2,868               1,928                2,266
     Other                                         --                (562)                 (28)
                                     ----------------     ---------------      ---------------
                                                8,525               4,343                3,516
Other income, net                               1,134                 582                  815
Interest expense                                 (295)               (540)                (824)
                                     ----------------     ---------------      ---------------
Income before provision
     for income taxes                $          9,364     $         4,385      $         3,507
                                     ================     ===============      ================
Identifiable assets:
     Hospitality                     $         91,432     $        70,550      $        71,725
     Government                                 9,909              10,475                6,568
     Industrial                                    --                  --                   59
     Other                                     10,411               6,122                6,770
                                     ----------------     ---------------      ---------------
           Total                     $        111,752     $        87,147      $        85,122
                                     ================     ===============      ===============
Depreciation and amortization:
     Hospitality                     $          2,276     $         2,212      $         2,315
     Government                                   208                 201                  117
     Other                                        328                 402                  462
                                     ----------------     ---------------      ---------------
           Total                     $          2,812     $         2,815      $         2,894
                                     ================     ===============      ===============
Capital expenditures:
     Hospitality                     $          1,348     $           236      $           549
     Government                                    --                  50                  112
     Other                                        250                 129                  255
                                     ----------------     ---------------      ---------------
           Total                     $          1,598     $           415      $           916
                                     ================     ===============      ===============

     The following table presents revenues by country based on the location of the use of the product or services.

                                           2004                2003                  2002
                                     ----------------     ----------------      --------------

     United States                   $        158,407     $       124,556      $       118,375
     Other Countries                           16,477              15,214               15,306
                                     ----------------     ---------------      ---------------
           Total                     $        174,884     $       139,770      $       133,681
                                     ================     ===============      ===============

     The following table presents property by country based on the location of the asset.

                                             2004                2003                  2002
                                      ----------------     ----------------      --------------
  United States                       $        105,073     $        79,811      $        75,640
  Other Countries                                6,679               7,336                9,482
                                      ----------------     ---------------      ---------------
      Total                           $        111,752     $        87,147      $        85,122
                                      ================     ===============      ===============

     Customers comprising 10% or more of the Company's total revenues are summarized as follows:

                                              2004          2003         2002
                                            -------       ------        ------
       Hospitality segment:
         McDonald's Corporation ...           32%           25%           30%
         Yum! Brands, Inc. ........           19%           25%           21%
       Government segment:
         U.S. Department of Defense           29%           30%           28%
       All Others .................           20%           20%           21%
                                             ---           ---           ---
                                             100%          100%          100%
                                             ===           ===           ===

Note 13 -- Fair Value of Financial Instruments

     Estimated fair value of financial instruments classified as current assets or liabilities approximate carrying value due to the short-term nature of the instruments. Such current assets and liabilities include cash and cash equivalents, accounts receivable, borrowings under lines of credit, current portion of long-term debt and accounts payable. The estimated fair value of the Company's long-term debt is based on interest rates at December 31, 2004 and 2003 for new issues with similar remaining maturities and approximates carrying value at December 31, 2004 and 2003.

     Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Note 14 -- Related Party Transactions

     The Company leases its corporate wellness facility to related parties at a current rate of $9,775 per month. The Company provides membership to this facility to all employees. During 2004, 2003, and 2002 the Company received rental income amounting to $117,300. All lease payments are current at December 31, 2004.

     The Company also leases office space from an officer of one of its subsidiaries. The lease is for a period of five years beginning on October 1, 2004 at an annual rate of $360,000. In 2004, the Company paid $90,000 to the officer under this lease.

     At December 31, 2004 the Company has outstanding an interest-bearing loan totaling $250,000 to an executive officer. This loan was originated prior to June 2002. The interest rate is variable and was 4.67% at December 31, 2004. At December 31, 2003, the Company had outstanding interest-bearing loans totally $595,430 to two executive officers at an interest rate of 4%.

     During 2004, 2003 and 2002 interest income recorded by the Company related to these loans was $13,800, $26,100, and $27,500, respectively. These loans are payable on demand. These loans are current as to interest payments at December 31, 2004.

Note 15 -- Selected Quarterly Financial Data (Unaudited)

                                                          Quarter ended
                                              (in thousands except per share amounts)
                                      -------------------------------------------------------
          2004                        March 31        June 30     September 30     December 31
          ----                        --------        -------      ----------       ---------

Net revenues ..................       $ 37,898       $ 42,925       $ 42,635        $ 51,426
Gross margin ..................          7,386          8,528          8,807          12,425
Income from
  continuing operations .......            736          1,312          1,734           1,853
Basic earnings per share
  from continuing operations...            .09            .15            .20             .21
Diluted earnings per share
  from continuing operations...            .08            .14            .19             .20



                                                          Quarter ended
                                              (in thousands except per share amounts)
                                      --------------------------------------------------------
          2003                        March 31        June 30     September 30     December 31
          ----                        --------        -------      ----------       ----------

Net revenues ..................       $ 30,542       $ 32,011       $ 36,006       $ 41,211
Gross margin ..................          6,041          6,344          7,520          9,088
Income from
  continuing operations .......            256            351            858          1,327
Basic earnings per share
  from continuing operations...            .03            .04            .10            .16
Diluted earnings per share
  from continuing operations...            .03            .04            .10            .15



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

Allowance for Doubtful
Accounts - deducted from
Accounts Receivable in
the Consolidated Balance Sheet


2004                        $2,396             689                                   (786)                  $2,299
2003                        $3,168             968                                 (1,740)                  $2,396
2002                        $4,504           1,491                                 (2,827)                  $3,168


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

Inventory Reserves for shrinkage, excess and obsolete inventory
- deducted from inventory
in the Consolidated Balance Sheet

2004                        $ 4,361            4,007                                (4,386)                  $  3,982
2003                        $ 4,094            2,957                                (2,690)                  $  4,361
2002                        $ 3,253            2,321                                (1,480)                  $  4,094



                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      PAR TECHNOLOGY CORPORATION


March 22, 2005                        /s/John W. Sammon, Jr.
                                      -------------------------------
                                      John W. Sammon, Jr.
                                      Chairman of Board and President

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

        Signatures                        Title                      Date
        ----------                        -----                      ----


/s/John W. Sammon, Jr.
----------------------         Chairman of Board and              March 22, 2005
John W. Sammon, Jr.            President (Principal
                               Executive Officer)
                               and Director

/s/Charles A. Constantino
-------------------------      Executive Vice President           March 22, 2005
Charles A. Constantino         and Director


/s/Sangwoo Ahn
-------------------------      Director                           March 22, 2005
Sangwoo Ahn


/s/J. Whitney Haney
-------------------------      Director                           March 22, 2005
J. Whitney Haney


/s/James A. Simms
-------------------------      Director                           March 22, 2005
James A. Simms


/s/Kevin R. Jost
-------------------------      Director                           March 22, 2005
Kevin R. Jost


/s/Ronald J. Casciano
-------------------------      Vice President, Chief Financial    March 22, 2005
Ronald J. Casciano             Officer and Treasurer

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

   3.3   By-laws, as amended.Filed as       Filed as Exhibit 3.1 to Registration
         Exhibit 3.1 to Registration        Statement on Form S-2 (Registration
                                            No. 333-04077) of PAR Technology
                                            Corporation incorporated herein by
                                            reference.

   4     Specimen Certificate representing  Filed as Exhibit 3.1 to Registration
         the Common Stock.                  Statement on Form S-2 (Registration
                                            No. 333-04077)of PAR Technology
                                            Corporation incorporated herein by
                                            reference.


  10.1   Letter of Agreement with Sandman   Filed as Exhibit 10.1 to Form S-3/A
         - SCI Corporation                  (Registration No. 333-102197) of
                                            PAR Technology Corporation incor-
                                            porated herein by reference.

  10.2   NBT, N.A. Line of Credit Agreement

  10.3   JPMorgan Chase Agreement


    22   Subsidiaries of the registrant


    23   Consents of Independent Registered
         Public Accounting Firms

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

                                   EXHIBIT 22

                   Subsidiaries of PAR Technology Corporation






--------------------------------------------------------------------------------
              Name                                      State of Incorporation
--------------------------------------------------------------------------------

    ParTech, Inc.                                               New York

    PAR Springer-Miller Systems, Inc.                           Delaware

    PAR Government Systems Corporation                          New York

    Rome Research Corporation                                   New York

    PAR Vision Systems Corporation                              New York

    Ausable Solutions, Inc.                                     Delaware

                                   EXHIBIT 23








            Consent of Independent Registered Public Accounting Firm




The Board of Directors and Shareholders
PAR Technology Corporation

     We consent to the incorporation by reference in the registration statements (No. 33-119828, 33-04968, 33-39784, 33-58110, and 33-63095) on Form S-8 and the
registration statement (No. 333-102197) on Form S-3 of PAR Technology Corporation of our report dated February 25, 2005, with respect to the consolidated balance sheets of PAR Technology Corporation and subsidiaries as of December 31, 2004 and 2003 and the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows for the years ended December 31, 2004 and 2003, and the financial statement schedule "Valuation and Qualifying Accounts and Reserves" as of December 31, 2004 and 2003 and for the years then ended, which report appears in the December 31, 2004 annual report on Form 10-K of PAR Technology Corporation.


KPMG LLP





March 22, 2005
Syracuse, New York

            Consent of Independent Registered Public Accounting Firm










     We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (33-04968, 33-39784, 33-58110, 33-63095 and 33-119828) and
Form S-3 (333-102197) of PAR Technology Corporation and its subsidiaries of our report dated March 28, 2003 relating to the financial statements and financial statement schedules, which appears in this Form 10-K.








PricewaterhouseCoopers LLP



March 22, 2005
Syracuse, New York

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

          b.   [Reserved]

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


Date: March 22, 2005
                              /s/John W. Sammon, Jr.
                              ------------------------------------------
                              John W. Sammon, Jr.
                              Chairman of the Board and Chief Executive Officer

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

          b.   [Reserved]

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



Date: March 22, 2005

                             /s/Ronald J. Casciano
                             ------------------------------------------
                             Ronald J. Casciano
                             Vice President, Chief Financial Officer & Treasurer

                                  Exhibit 32.1



                           PAR TECHNOLOGY CORPORATION
                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Annual Report of PAR Technology Corporation (the "Company") on Form 10-K for the year ended December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), we, John
W. Sammon, Jr. and Ronald J. Casciano, Chairman of the Board & Chief Executive Officer and Vice President, Chief Financial Officer & Treasurer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that, to the best of our knowledge:


          (1) The Report fully complies with the requirement of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

          (2)  The information  contained in the Report fairly presents,  in all
               material  respects,   the  financial  condition  and  results  of
               operations of the Company.






/s/John W. Sammon, Jr.
-------------------------------
John W. Sammon, Jr.
Chairman of the Board & Chief Executive Officer
March 22, 2005

/s/Ronald J. Casciano
-------------------------------
Ronald J. Casciano
Vice President, Chief Financial Officer & Treasurer
March 22, 2005