Form 10-Q
period 2005-03-31
PAR TECHNOLOGY CORP
filed 2005-05-13
CIK 708821

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                                    FORM 10-Q

     [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

       For the Quarter Ended March 31, 2005. Commission File Number 1-9720

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [ ] No [ X ]

     The number of shares outstanding of registrant's common stock, as of April 30, 2005 - 9,000,011 shares.

                           PAR TECHNOLOGY CORPORATION


                                TABLE OF CONTENTS
                                    FORM 10-Q


                                     PART 1
                              FINANCIAL INFORMATION


   Item Number
   -----------

      Item 1.    Financial Statements (Unaudited)
                 -  Consolidated Statements of Income for
                    the three months ended March 31, 2005 and 2004

                 - Consolidated Statements of Comprehensive Income for the three months ended March 31, 2005 and 2004

                 -  Consolidated Balance Sheets at
                    March 31, 2005 and December 31, 2004

                 -  Consolidated Statements of Cash Flows
                    for the three months ended March 31, 2005 and 2004

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

      Signatures

      Exhibit Index

Item 1.  Financial Statements


                   PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                     (In Thousands Except Per Share Amounts)
                                   (Unaudited)

                                                           For the three months
                                                              ended March 31,
                                                          ----------------------
                                                             2005         2004
                                                          ---------   ----------
Net revenues:
     Product ...........................................   $ 21,001    $ 16,239
     Service ...........................................     13,402      10,307
     Contract ..........................................     14,354      11,352
                                                           --------    --------
                                                             48,757      37,898
                                                           --------    --------
Costs of sales:
     Product ...........................................     12,876      11,037
     Service ...........................................     10,447       8,945
     Contract ..........................................     13,565      10,530
                                                           --------    --------
                                                             36,888      30,512
                                                           --------    --------
           Gross margin ................................     11,869       7,386
                                                           --------    --------
Operating expenses:
     Selling, general and administrative ...............      7,393       5,016
     Research and development ..........................      2,278       1,343
     Amortization of identifiable intangible assets ....        246        --
                                                           --------    --------

                                                              9,917       6,359
                                                           --------    --------

Operating income .......................................      1,952       1,027
Other income, net ......................................        233         211
Interest expense .......................................        (78)        (73)
                                                           --------    --------
Income before provision for income taxes ...............      2,107       1,165
Provision for income taxes .............................       (801)       (429)
                                                           --------    --------
Net income .............................................   $  1,306    $    736
                                                           ========    ========

Earnings per share:
     Basic .............................................   $    .15    $    .09
     Diluted ...........................................   $    .14    $    .08

Weighted average shares outstanding
     Basic .............................................      8,954       8,570
                                                           ========    ========
     Diluted ...........................................      9,541       9,129
                                                           ========    ========




See notes to unaudited interim consolidated financial statements

                   PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In Thousands)
                                   (Unaudited)


                                                           For the three months
                                                               ended March 31,
                                                           ---------------------
                                                             2005          2004
                                                           -------      --------

Net income ...........................................     $ 1,306      $   736
Other comprehensive (loss) income, net of tax:
     Foreign currency translation adjustments ........        (137)        (163)
                                                           -------      -------
Comprehensive income .................................     $ 1,169      $   573
                                                           =======      =======































See notes to unaudited interim consolidated financial statements

                   PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       (In Thousands Except Share Amounts)
                                   (Unaudited)

                                                         March 31,  December 31,
                                                           2005          2004
Assets                                                 ----------    ----------
Current assets:
     Cash  and cash equivalents ....................    $   3,362     $   8,696
     Accounts receivable-net .......................       33,292        32,702
     Inventories ...................................       27,450        27,047
     Deferred income taxes .........................        6,689         6,634
     Other current assets ..........................        2,785         2,617
                                                        ---------     ---------
         Total current assets ......................       73,578        77,696
Property, plant and equipment - net ................        7,972         8,123
Goodwill ...........................................       15,379        15,379
Intangible assets-net ..............................        9,001         9,235
Other assets .......................................        1,672         1,319
                                                        ---------     ---------
                                                        $ 107,602     $ 111,752
                                                        =========     =========
Liabilities and Shareholders' Equity
Current liabilities:
     Current portion of long-term debt .............    $      68     $      90
     Borrowings under lines of credit ..............        2,555        10,246
     Accounts payable ..............................       10,869         9,486
     Accrued salaries and benefits .................        7,747         8,072
     Accrued expenses ..............................        2,694         2,998
     Customer deposits .............................        4,468         4,861
     Deferred service revenue ......................       10,037         9,083
     Net liabilities of discontinued operation .....          290           323
                                                        ---------     ---------
         Total current liabilities .................       38,728        45,159
                                                        ---------     ---------
Long-term debt .....................................        2,008         2,005
                                                        ---------     ---------
Deferred income taxes ..............................          592           194
                                                        ---------     ---------
Other long-term liabilities ........................        1,190           820
                                                        ---------     ---------
Shareholders' Equity:
     Preferred stock, $.02 par value,
       1,000,000 shares authorized .................         --            --
     Common stock, $.02 par value,
       19,000,000 shares authorized;
       10,188,082 and 10,139,132 shares issued;
       8,984,406 and 8,935,456 outstanding .........          204           203
     Capital in excess of par value ................       31,900        31,560
     Retained earnings .............................       39,316        38,010
     Accumulated other comprehensive loss ..........         (318)         (181)
       Treasury stock, at cost, 1,203,676 shares ...       (6,018)       (6,018)
                                                        ---------     ---------
         Total shareholders' equity ................       65,084        63,574
                                                        ---------     ---------
                                                        $ 107,602     $ 111,752
                                                        =========     =========

See notes to unaudited interim consolidated financial statements

                   PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)
                                                       For the three months
                                                          ended March 31,
                                                       -------------------
                                                         2005        2004
                                                       --------   --------
Cash flows from operating activities:
   Net income ......................................   $ 1,306    $   736
   Adjustments to reconcile net income to net
     cash provided by operating activities:
      Depreciation and amortization ................       920        718
      Provision for bad debts ......................       250        335
      Provision for obsolete inventory .............       955        733
      Tax benefit of stock option exercises ........       127         --
      Deferred income tax ..........................       538        285
      Changes in operating assets and liabilities:
        Accounts receivable ........................      (840)     5,013
        Inventories ................................    (1,358)      (579)
        Other current assets .......................      (168)    (1,249)
        Other assets ...............................      (353)      (749)
        Accounts payable ...........................     1,383        698
        Accrued salaries and benefits ..............      (325)       357
        Accrued expenses ...........................      (304)       (21)
        Customer deposits ..........................      (393)        --
        Deferred service revenue ...................       954       (335)
        Other long-term liabilities ................       370         --
                                                       -------    -------
         Net cash provided by continuing
          operating activities .....................     3,062      5,942
         Net cash used in discontinued operations ..       (33)       (44)
                                                       -------    -------
         Net cash provided by operating activities .     3,029      5,898
                                                       -------    -------
Cash flows from investing activities:
   Capital expenditures ............................      (312)      (394)
   Capitalization of software costs ................      (223)      (168)
                                                       -------    -------
         Net cash used in investing activities .....      (535)      (562)
                                                       -------    -------
Cash flows from financing activities:
   Net payments under line-of-credit agreements ....    (7,691)    (4,382)
   Payments of long-term debt ......................       (19)       (22)
   Proceeds from the exercise of stock options .....       214        141
                                                       -------    -------
         Net cash used in financing activities .....    (7,496)    (4,263)
                                                       -------    -------
Effect of exchange rate changes on cash and
  cash equivalents .................................      (332)      (163)
                                                       -------    -------
Net increase (decrease) in cash and cash equivalents    (5,334)       910
Cash and cash equivalents at
  beginning of period ..............................     8,696      1,467
                                                       -------    -------
Cash and cash equivalents at
  end of period ....................................   $ 3,362    $ 2,377
                                                       =======    =======
Supplemental disclosures of cash flow information:
Cash paid during the period for:
   Interest ........................................   $    98    $    79
   Income taxes ....................................       121         15

See notes to unaudited interim consolidated financial statements

                   PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
          NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS


1. The accompanying unaudited interim consolidated financial statements have been prepared by PAR Technology Corporation (the "Company" or "PAR") in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements. Accordingly, these interim financial statements do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company such unaudited statements include all adjustments (which comprise only normal recurring accruals) necessary for a fair presentation of the results for such periods. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results of operations to be expected for any future period. The consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2004 included in the Company's December 31, 2004 Annual Report to the Securities and Exchange Commission on Form 10-K.

2. On October 1, 2004, PAR Technology Corporation (the "Company") and its wholly-owned subsidiary, PAR Springer-Miller Systems, Inc. (the "Subsidiary"), completed their transaction with Springer-Miller Systems, Inc. ("Springer-Miller") and John Springer-Miller pursuant to which the Subsidiary acquired substantially all of the assets (including the equity interests in each of Springer-Miller International, LLC and Springer-Miller Canada, ULC), and assumed certain liabilities, of Springer-Miller. Springer-Miller, based in Stowe, Vermont, is a provider of hospitality management solutions for all types of hospitality enterprises including resort hotels, destination spa and golf properties, timeshare properties and casino resorts worldwide.

     On an unaudited proforma basis, assuming the completed acquisition had occurred as of the beginning of the period presented, the consolidated results of the Company would have been as follows (in thousands, except per share amounts):

                                           For the three months ended
                                                  March 31, 2004
                                           --------------------------

          Revenues                             $         41,702
                                               ================
          Net income                           $            678
                                               ================
          Earnings per share:
                Basic                          $            .08
                                               ================
                Diluted                        $            .07
                                               ================


     The unaudited proforma financial information presented above gives effect to purchase accounting adjustments which have resulted or are expected to result from the acquisition. This proforma information is not necessarily indicative of the results that would actually have been obtained had the companies been combined for the period presented.

3. Inventories are primarily used in the manufacture and service of Restaurant products. The components of inventory, net of related reserves, consist of the following:

                                                         (In Thousands)
                                                         --------------
                                                     March 31,      December 31,
                                                       2005              2004
                                                    ----------      ------------

Finished goods .........................             $ 4,847          $ 4,745
Work in process ........................               1,175            1,296
Component parts ........................               5,047            4,568
Service parts ..........................              16,381           16,438
                                                     -------          -------
                                                     $27,450          $27,047
                                                     =======          =======

     At March 31, 2005 and December 31, 2004, the Company had recorded reserves for shrinkage, excess and obsolete inventory of $4,323,000 and $3,982,000, respectively.

4. In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which replaces SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") and supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." In April 2005, the Securities and Exchange Commission released a final rule "Amendment to Rule 4-01(a) of Regulation S-X Regarding the
     Compliance Date for Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment". This rule defers the date for which we will be required to adopt SFAS 123R until January 1, 2006. SFAS 123R requires that all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. We are currently evaluating the requirements of SFAS 123R and its impact on our consolidated results of operations and earnings per share. We have not yet determined the effect of adopting SFAS 123R, and it has not been determined whether the adoption will result in amounts similar to the current pro forma disclosures under SFAS 123.

     Had compensation cost for the Company's stock-based compensation plans been recorded based on the fair values of the respective options on their grant dates for those awards, consistent with the requirements of SFAS No. 123, the Company's net income and earnings per share would have been adjusted to the proforma amounts indicated below (in thousands, except per share data):

                                       For the three months ended March 31,
                                       ------------------------------------
                                          2005                      2004
                                       ----------                ---------

   Net income                          $    1,306                 $    736
   Compensation expense                       (75)                     (47)
                                       ----------                 --------
   Proforma net income                 $    1,231                 $    689
                                       ==========                 ========

Earnings per share:
   As reported   --  Basic             $      .15                 $    .09
                 --  Diluted           $      .14                 $    .08
   Proforma      --  Basic             $      .14                 $    .08
                 --  Diluted           $      .13                 $    .08

5. Earnings per share are calculated in accordance with Statement of Financial Accounting Standards No. 128 "Earnings per Share", which specifies the computation, presentation, and disclosure requirements for earnings per share (EPS). It requires the presentation of basic and diluted EPS. Basic EPS excludes all dilution and is based upon the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock.

     The  following  is  a   reconciliation   of  the  weighted  average  shares
     outstanding for the basic and diluted EPS computations (in thousands except per share data):


                                                            For the three months
                                                                ended March 31,
                                                             -------------------
                                                                2005        2004
                                                               ------     ------

Net income ...............................................     $1,306     $  736
                                                               ======     ======
Basic:
     Shares outstanding at beginning of year .............      8,935      8,555
     Weighted average shares issued during the period ....         19         15
                                                               ------     ------
     Weighted average common shares, basic ...............      8,954      8,570
                                                               ======     ======
     Earnings per common share, basic ....................     $  .15     $  .09
                                                               ======     ======

Diluted:
     Weighted average common shares, basic ...............      8,954      8,570
     Dilutive impact of stock options ....................        587        559
                                                               ------     ------
     Weighted average common shares, diluted .............      9,541      9,129
                                                               ======     ======
     Earnings per common share, diluted ..................     $  .14     $  .08
                                                               ======     ======


6. The Company's reportable segments are strategic business units that have separate management teams and infrastructures that offer different products and services.

     The Company has two reportable segments, Hospitality and Government. The Hospitality segment offers integrated solutions to the hospitality industry. These offerings include industry leading hardware and software applications utilized in point-of-sale, back of store and corporate office applications as well as in the hotel/resort/spa marketplace. This segment also offers customer support including field service, installation, twenty-four hour telephone support and depot repair. The Government segment develops advanced technology prototype systems primarily for the Department of Defense and other Governmental agencies. It provides services for operating and maintaining certain U.S. Government-owned communication and test sites, and for planning, executing and evaluating experiments involving new or advanced radar systems. It is also involved in developing technology to track mobile chassis. Intersegment sales and transfers are not significant.

     Information as to the Company's segments is set forth below:


                                                        For the three months
                                                           ended March 31,
                                                            (In thousands)
                                                     ---------------------------
                                                        2005              2004
                                                     ---------         ---------
Revenues:
    Hospitality ..............................        $ 34,403         $ 26,546
    Government ...............................          14,354           11,352
                                                      --------         --------
         Total ...............................        $ 48,757         $ 37,898
                                                      ========         ========
Operating income:
    Hospitality ..............................        $  1,186         $    341
    Government ...............................             766              686
                                                      --------         --------
                                                         1,952            1,027
Other income, net ............................             233              211
Interest expense .............................             (78)             (73)
                                                      --------         --------
Income before provision
  for income taxes ...........................        $  2,107         $  1,165
                                                      ========         ========
Depreciation and amortization:
    Hospitality ..............................        $    805         $    565
    Government ...............................              20               49
    Other ....................................              95              104
                                                      --------         --------
         Total ...............................        $    920         $    718
                                                      ========         ========
Capital expenditures:
    Hospitality ..............................        $    236         $    303
    Government ...............................            --                 91
    Other ....................................              76             --
                                                      --------         --------
         Total ...............................        $    312         $    394
                                                      ========         ========


     The following table presents revenues by geographic area based on the location of the use of the product or service:


                                                        For the three months
                                                           ended March 31,
                                                           (In thousands)
                                                     ---------------------------
                                                       2005                2004
                                                     --------            -------

United States ..........................             $44,105             $34,737
Other Countries ........................               4,652               3,161
                                                     -------             -------
       Total ...........................             $48,757             $37,898
                                                     =======             =======

     The following table represents identifiable assets by business segment:


                                                     March 31,      December 31,
                                                           (In thousands)
                                                    ----------------------------
                                                       2005               2004
                                                    ----------        ----------
Identifiable assets:
    Hospitality ..........................           $ 91,568           $ 91,432
    Government ...........................             10,546              9,909
    Other ................................              5,488             10,411
                                                     --------           --------
Total ....................................           $107,602           $111,752
                                                     ========           ========


     The following table presents identifiable assets by geographic area based on the location of the asset:


                                                    March 31,       December 31,
                                                           (In thousands)
                                                    ----------------------------
                                                      2005                2004
                                                   ---------           ---------

United States ..........................            $101,051            $105,073
Other Countries ........................               6,551               6,679
                                                    --------            --------
       Total ...........................            $107,602            $111,752
                                                    ========            ========


     Customers comprising 10% or more of the Company's total revenues are summarized as follows:


                                                            For the three months
                                                               ended March 31,
                                                           ---------------------
                                                             2005          2004
                                                           --------       ------

Hospitality Segment:
      McDonald's Corporation .....................            29%            25%
      YUM! Brands, Inc. ..........................            11%            25%
Government Segment:
      Department of Defense ......................            29%            30%
All Others .......................................            31%            20%
                                                             ---            ---
                                                             100%           100%
                                                             ===            ===

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statement

     This document contains  "forward-looking  statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. Any statements in this document that do not describe historical facts are forward-looking statements. Forward-looking statements in this document (including forward-looking statements regarding the continued health of the Hospitality industry, future information technology outsourcing opportunities, an expected increase in funding by the U.S. Government relating to the Company's logistics management contracts, the impact of current world events on our results of operations, the affects of inflation on our margins, and the affects of interest rate and foreign currency fluctuations on our results of operations) are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. When we use words such as "intend," "anticipate," "believe," "estimate," "plan," "will," or "expect", we are making forward-looking statements. We believe that the assumptions and expectations reflected in such forward-looking statements are reasonable, based on information available to us on the date hereof, but we cannot assure you that these assumptions and expectations will prove to have been correct or that we will take any action that we presently may be planning. We have disclosed certain important factors that could cause our actual future results to differ materially from our current expectation, including a decline in the volume of purchases made by one or a group of our major customers; risks in technology development and commercialization; risks of downturns in economic conditions generally, and in the quick-service restaurant sector of the hospitality technology market specifically; risks associated with government contracts; risks associated with competition and competitive pricing pressures; and risks related to foreign operations. Forward-looking statements made in connection with this report are necessarily qualified by these factors. We are not undertaking to update or revise publicly any forward-looking statement if we obtain new information or upon the occurrence of future events or otherwise.

Overview

     We are the  parent  company  of four  wholly-owned  subsidiary  businesses:
ParTech, Inc., PAR Springer-Miller Systems, Inc., PAR Government Systems Corporation and Rome Research Corporation.

Hospitality Segment
-------------------

     PAR's largest subsidiary, ParTech, Inc. is a provider of management technology solutions, including hardware, software and professional services to the hospitality industry including restaurants, hotels/resorts/spas, and retail businesses. The Company is a leading supplier of hospitality technology systems with nearly 40,000 systems installed in over 100 countries. PAR's hospitality management software technology assists in the operation of hospitality businesses by managing data from end-to-end and improving profitability through more efficient operations. The Company's professional services mission is to assist businesses in achieving the full potential of their hospitality technology investments.

     PAR is a provider of professional services and enterprise business intelligence applications, with long-term relationships with the restaurant industry's two largest corporations - McDonald's Corporation and Yum! Brands, Inc. McDonald's has over 30,000 restaurants in 119 countries and PAR has been a selected provider of restaurant management technology systems and lifecycle support services to McDonald's since 1980. Yum! Brands, Inc. (which includes Taco Bell, KFC, Pizza Hut, Long John Silvers and A & W Restaurants) has been a PAR customer since 1983. Yum! has nearly 33,000 units globally and PAR is the sole approved supplier of restaurant management technology systems to Yum's Taco Bell restaurants as well as the point-of-sale ("POS") vendor of choice to KFC. Other significant restaurant concepts and customers outside of restaurants where PAR is the POS vendor of choice are: Boston Market, Chick-fil-A, CKE Restaurants (including Hardees, Carl's Jr.), Carnival Cruise Lines, Loews Cineplex and large franchisees of each of the foregoing brands.

     In the fourth quarter 2004 PAR acquired Springer-Miller Systems, a leading provider of hospitality management solutions that meet/exceed the technology needs of a wide variety of hotel/resort/spa enterprises including city-center hotels, destination spa and golf properties, timeshare properties and casino resorts worldwide. PAR's SMS|Host(R) Hospitality Management System is distinguished from other property management systems with its truly integrated guest-centric design and unique approach to guest service. The SMS|Host product suite, that includes more than 20 seamlessly integrated application modules, provides respective hotel/resort/spa staff with the tools they need to personalize service, exceed guest expectations, and increase revenue. PAR maintains a distinguished customer list in this business including: Pebble Beach Resorts, The Four Seasons, Hard Rock Hotel & Casino, the Mandarin Oriental Hotel Group, and Destination Hotels & Resorts.

Government Segment
------------------

     PAR is also the parent of PAR Government Systems Corporation and Rome Research Corporation, both of which are Government contractors. As a long-standing Government contractor, PAR develops advanced technology systems for the Department of Defense and other Governmental agencies. Additionally, PAR provides information technology and communications support services to the U.S. Navy, Air Force and Army. PAR focuses its computer-based system design services on providing high quality technical products and services, ranging from experimental studies to advanced operational systems, within a variety of areas of research, including radar, image and signal processing, logistics management systems, and geospatial services and products. PAR's Government engineering service business provides management and engineering services that include facilities operation and management. In addition, through Government-sponsored research and development, PAR has developed technologies with relevant commercial uses. A prime example of this "technology transfer" is the Company's point-of-sale technology, which was derived from research and development involving microchip processing technology sponsored by the Department of Defense.

Summary
-------

     During the first quarter of 2005, the quick-service restaurant segment of the hospitality technology market continued the positive trend set in 2004 as evidenced by reported improved results from the Company's major customers including McDonald's. In 2004, the Company acquired Springer-Miller Systems which significantly added to the Company's software product offerings in the hospitality technology market.

     The Company's Government business continues to win contracts in 2005 associated with I/T outsourcing for the U.S. Military. The Company performs outsourcing for the three main branches of the military, as well as other Federal Agencies including the International Broadcasting Bureau (IBB).

     For the remainder of 2005, the Company anticipates the continued strong business trends of the hospitality technology market and additional Government I/T outsourcing opportunities. Over the years, PAR has sought to be a leader in its two businesses through the utilization of several Company strengths including market leadership, technological innovation, customer focus, global reach and employee initiative. By focusing on these strengths, PAR is able to help shape the marketplace, increase the Company's customer base and continue to allow the Company to expand worldwide.

     The following table sets forth the Company's revenues by reportable segment for the quarter ended March 31 (in thousands):

                                          2005                  2004
                                          ----                  ----

Revenues:
   Hospitality                     $       34,403          $      26,546
   Government                              14,354                 11,352
                                   --------------          -------------
Total consolidated revenue         $       48,757          $      37,898
                                   ==============          =============

     The following discussion and analysis highlights items having a significant affect on operations during the three month period ended March 31, 2005. This discussion may not be indicative of future operations or earnings. It should be read in conjunction with the audited annual consolidated financial statements and notes thereto and other financial and statistical information included in this report.

Results of Operations --

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

     The Company reported revenues of $48.8 million for the quarter ended March 31, 2005, an increase of 29% from the $37.9 million reported for the quarter ended March 31, 2004. The Company's net income for the quarter ended March 31, 2005 was $1.3 million, or $.14 diluted net income per share, compared to net income of $736,000 and $.08 per diluted share for the same period in 2004.

     Product revenues from the Company's Hospitality segment were $21 million for the quarter ended March 31, 2005, an increase of 29% from the $16.2 million recorded in 2004. The primary factor contributing to the increase was sales to McDonald's which increased 55% or $3 million over 2004. An additional factor contributing to the increase in product revenues was a $2.4 million increase in sales to CKE Restaurants. Software revenue from the Company's new resort and spa customers also contributed to this growth. A partially offsetting factor was a decline in sales to Yum! Brands due to the timing of customer requirements.

     Customer service revenues are also generated by the Company's Hospitality segment. The Company's service offerings include system integration, installation, training, twenty-four hour help desk support, software maintenance and various depot and on-site service options. Customer service revenues were $13.4 million for the quarter ended March 31, 2005, an increase of 30% from the $10.3 million for the same period in 2004. This increase was due primarily to systems integration and software maintenance revenues associated with the Company's new resort and spa customers.

     Contract revenues from the Company's Government segment were $14.4 million for the quarter ended March 31, 2005, an increase of 26% when compared to the $11.4 million recorded in the same period in 2004. Contributing to this growth was a $1.3 million or 22% increase in information technology outsourcing revenue from contracts for facility operations at critical U.S. Department of Defense telecommunication sites across the globe. These outsourcing operations provided by the Company directly support U.S. Navy, Air Force and Army operations as they seek to convert their military information technology communications facilities into contractor-run operations and to meet new requirements with contractor support. Also contributing to this growth was an increase in revenue from the Company's Logistics Management Program.

     Product margins for the quarter ended March 31, 2005 were 38.7 %, an increase from 32% for the quarter ended March 31, 2004. This increase in margins was primarily attributable to higher software revenue. This software revenue was generated from the Company's resort, spa and restaurant customers.

     Customer Service margins were 22% for the quarter ended March 31, 2005 compared to 13.2% for the same period in 2004. This increase was primarily due to service integration and software maintenance revenue associated with the Company's resort and spa products.

     Contract margins were 5.5% for the quarter ended March 31, 2005 versus 7.2% for the same period in 2004. The decline in contract margins is primarily attributable to a higher than anticipated performance-based award fee on an imagery information technology contract in 2004. Additionally in 2004, the Company received a favorable contract modification on a particular information technology outsourcing contract. The most significant components of contract costs in 2005 and 2004 were labor and fringe benefits. For the quarter ended March 31, 2005 labor and fringe benefits were $9.8 million or 72% of contract costs compared to $9.1 million or 86% of contract costs for the same period in 2004.

     Selling, general and administrative expenses are virtually all related to the Company's Hospitality segment. Selling, general and administrative expenses for the quarter ended March 31, 2005 were $7.4 million, an increase of 47% from the $5 million expended for the same period in 2004. The increase was primarily attributable to a rise in selling and marketing expenses due to sales of the Company's new resort and spa software products and the Company's traditional hardware products.

     Research and development expenses relate primarily to the Company's Hospitality segment. Research and development expenses were $2.3 million for the quarter ended March 31, 2005, an increase of 70% from the $1.3 million recorded in 2004. The increase was primarily attributable to the Company's investment in its newly acquired resort and spa products. The Company also increased its investment in its traditional hardware products.

     Other income, net, was $233,000 for the quarter ended March 31, 2005 compared to $211,000 for the same period in 2004. Other income primarily includes rental income and foreign currency gains and losses.

     Interest expense represents interest charged on the Company's short-term borrowing requirements from banks and from long-term debt. Interest expense was $78,000 for the quarter ended March 31, 2005 virtually unchanged from the $73,000 recorded in the first quarter of 2004.

     For the quarter ended March 31, 2005, the Company's effective tax rate was 38%, compared to 36.8% in 2004. The variance from the federal statutory rate in 2005 and 2004 was primarily due to state income taxes.

Liquidity and Capital Resources

     The Company's primary sources of liquidity have been cash flow from operations and lines of credit with various banks. Cash provided by continuing operations was $3.1 million for the quarter ended March 31, 2005 compared to $5.9 million for 2004. In 2005, cash flow was generated from operating profits and the timing of vendor payments. This was partially offset by an increase in inventory. In 2004, cash flow benefited from a reduction in accounts receivable and operating profits for the period.

     Cash used in investing activities was $535,000 for the quarter ended March 31, 2005 versus $562,000 for the same period in 2004. In 2005, capital expenditures were $312,000 and were principally for manufacturing equipment. Capitalized software costs relating to software development of Hospitality segment products were $223,000 in 2005. In 2004, capital expenditures were $394,000 and were primarily for manufacturing equipment and information technology equipment and software for internal use. Capitalized software costs relating to software development of Hospitality segment products were $168,000 in 2004.

     Cash used in financing activities was $7.5 million for the quarter ended March 31, 2005 versus $4.3 million of cash used for the same period in 2004. In 2005, the Company reduced its short-term bank borrowings by $7.7 million and received $214,000 from the exercise of employee stock options. During 2004, the Company reduced its short-term bank borrowings by $4.4 million and received $141,000 from the exercise of employee stock options.

     The Company has an aggregate of $20,000,000 in bank lines of credit. One line totaling $12,500,000 bears interest at the bank borrowing rate (4.9% at March 31, 2005) and is subject to loan covenants including a debt to tangible net worth ratio of 1.4 to 1; a minimum working capital requirement of at least $25 million; and a debt coverage ratio of 4 to 1. The total amount of credit available under this facility at a given time is based on (a) 80% of the Company's accounts receivable under 91 days outstanding attributable to the Company's Hospitality segment and (b) 40% of the Company's inventory, excluding work in process. This line expires on April 30, 2006. The second line of $7,500,000 allows the Company, at its option, to borrow funds at the LIBOR rate plus the applicable interest rate spread or at the bank's prime lending rate (4.88% at March 31, 2005). This facility contains certain loan covenants including a leverage ratio of not greater than 4 to 1 and a fixed charge coverage ratio of not less than 4 to 1. This line expires on October 30, 2006. Both lines are collateralized by certain accounts receivable and inventory. The Company was in compliance with all loan covenants on March 31, 2005. At March 31, 2005, there were borrowings under these lines of $2,555,000 and an aggregate of $17,445,000 was available under these lines.

     During fiscal year 2005, the Company anticipates that its capital requirements will be approximately $2 million. The Company does not usually enter into long term contracts with its major Hospitality segment customers. The Company commits to purchasing inventory from its suppliers based on a combination of internal forecasts and the actual orders from customers. This process, along with good relations with suppliers, minimizes the working capital investment required by the Company. Although the Company lists two major customers, McDonald's and Yum! Brands, it sells to hundreds of individual franchisees of these corporations, each of which is individually responsible for its own debts. These broadly made sales substantially reduce the impact on the Company's liquidity if one individual franchisee reduces the volume of its purchases from the Company in a given year. The Company, based on internal forecasts, believes its existing cash, line of credit facilities and its anticipated operating cash flow will be sufficient to meet its cash requirements through at least the next twelve months. However, the Company may be required, or could elect, to seek additional funding prior to that time. The Company's future capital requirements will depend on many factors including its rate of revenue growth, the timing and extent of spending to support product development efforts, expansion of sales and marketing, the timing of introductions of new products and enhancements to existing products, and market acceptance of its products. The Company cannot assure that additional equity or debt financing will be available on acceptable terms or at all. The Company's sources of liquidity beyond twelve months, in management's opinion, will be its cash balances on hand at that time, funds provided by operations, funds available through its lines of credit and the long-term credit facilities that it can arrange.

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

     The Company recognizes revenue in its Government segment using the guidance from SEC Staff Accounting Bulletin No. 104, "Revenue Recognition." The Company's contract revenues generated by the Government segment result primarily from contract services performed for the U.S. Government under a variety of cost-plus fixed fee, time-and-material and fixed-price contracts. Revenue on cost-plus fixed fee contracts is recognized based on allowable costs for labor hours delivered, as well as other allowable costs plus the applicable fee. Revenue on time and material contracts is recognized by multiplying the number of direct labor-hours delivered in the performance of the contract by the contract billing rates and adding other direct costs as incurred. Revenue from fixed-price contracts is recognized primarily on a straight-line basis over the life of the fixed-price contract. The Company's obligation under these contracts is to provide labor hours to conduct research or to staff facilities with no other deliverables or performance obligations. Anticipated losses on all contracts are recorded in full when identified. Unbilled accounts receivable are stated in the Company's consolidated financial statements at their estimated realizable value. Contract costs, including indirect expenses, are subject to audit and adjustment through negotiations between the Company and U.S. Government representatives.

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

Factors that could affect future results

A DECLINE IN THE VOLUME OF PURCHASES MADE BY ANY ONE OF THE COMPANY'S MAJOR CUSTOMERS WOULD MATERIALLY ADVERSELY AFFECT OUR BUSINESS.

     A small number of related customers have historically accounted for a majority of the Company's net revenues in any given fiscal period. For the fiscal years ended December 31, 2004, 2003 and 2002, aggregate sales to our top two Hospitality segment customers, McDonald's and Yum! Brands, amounted to 51%, 50% and 51%, respectively, of total revenues. For the three months ended March 31, 2005 and 2004, sales to those customers were 40% and 50%, respectively, of total revenues. Most of the Company's customers are not obligated to provide us with any minimum level of future purchases or with binding forecasts of product purchases for any future period. In addition, major customers may elect to delay or otherwise change the timing of orders in a manner that could adversely affect the Company's quarterly and annual results of operations. There can be no assurance that our current customers will continue to place orders with us, or that we will be able to obtain orders from new customers.


AN INABILITY TO PRODUCE NEW PRODUCTS THAT KEEP PACE WITH TECHNOLOGICAL DEVELOPMENTS AND CHANGING MARKET CONDITIONS COULD RESULT IN A LOSS OF MARKET SHARE.

     The products we sell are subject to rapid and continual changes in technology. Our competitors offer products that have an increasingly wider range of features and capabilities. We believe that in order to compete effectively we must provide systems incorporating new technologies at competitive prices. There can be no assurance that we will be able to continue funding research and development at levels sufficient to enhance our current product offerings, or that the Company will be able to develop and introduce on a timely basis new products that keep pace with technological developments and emerging industry standards and address the evolving needs of customers. There also can be no assurance that we will not experience difficulties that will result in delaying or preventing the successful development, introduction and marketing of new products in our existing markets, or that our new products and product enhancements will adequately meet the requirements of the marketplace or achieve any significant degree of market acceptance. Likewise, there can be no assurance as to the acceptance of our products in new markets, nor can there be any assurance as to the success of our penetration of these markets, nor to the revenue or profit margins realized by the Company with respect to these products. If any of our competitors were to introduce superior software products at competitive prices, or if our software products no longer met the needs of the marketplace due to technological developments and emerging industry standards, our software products may no longer retain any significant market share. If this were to occur, we could be required to record a charge against capitalized software costs, which amount to $4.1 million as of March 31, 2005.

WE GENERATE MUCH OF OUR REVENUE FROM THE HOSPITALITY INDUSTRY AND THEREFORE ARE SUBJECT TO DECREASED REVENUES IN THE EVENT OF A DOWNTURN EITHER IN THAT INDUSTRY OR IN THE ECONOMY AS A WHOLE.

     For the fiscal years ended December 31, 2004, 2003 and 2002, we derived 71%, 70% and 72%, respectively, of our total revenues from the Hospitality industry, primarily the quick service restaurant marketplace. For the three months ended March 31, 2005 and 2004, revenues from the Hospitality industry were 71% and 70%, respectively, of total revenues. Consequently, our Hospitality technology product sales are dependent in large part on the health of the
Hospitality industry, which in turn is dependent on the domestic and international economy, as well as factors such as consumer buying preferences and weather conditions. Instabilities or downturns in the Hospitality market could disproportionately impact our revenues, as clients may either exit the industry or delay, cancel or reduce planned expenditures for our products. Although we believe we can assist the quick service restaurant sector of the Hospitality industry in a competitive environment, given the cyclical nature of that industry, there can be no assurance that our profitability and growth will continue.

WE DERIVE A PORTION OF OUR REVENUE FROM GOVERNMENT CONTRACTS, WHICH CONTAIN PROVISIONS UNIQUE TO PUBLIC SECTOR CUSTOMERS, INCLUDING THE GOVERNMENT'S RIGHT TO MODIFY OR TERMINATE THESE CONTRACTS AT ANY TIME.


     For the fiscal years ended December 31, 2004, 2003 and 2002, we derived 29%, 30% and 28%, respectively, of our total revenues from contracts to provide technical services to U.S. Government agencies and defense contractors. For the three months ended March 31, 2005 and 2004, revenues from such contracts were 29% and 30%, respectively, of total revenues. Contracts with U.S. Government agencies typically provide that such contracts are terminable at the convenience of the U.S. Government. If the U.S. Government terminated a contract on this basis, we would be entitled to receive payment for our allowable costs and, in general, a proportionate share of our fee or profit for work actually performed. Most U.S. Government contracts are also subject to modification or termination in the event of changes in funding. As such, we may perform work prior to formal authorization, or the contract prices may be adjusted for changes in scope of work. Termination or modification of a substantial number of our U.S. Government contracts could have a material adverse effect on our business, financial condition and results of operations.

     We perform work for various U.S. Government agencies and departments pursuant to fixed-price, cost-plus fixed fee and time-and-material, prime contracts and subcontracts. Approximately 64% of the revenue that we derived from Government contracts for the year ended December 31, 2004 came from fixed-price or time-and-material contracts. The balance of the revenue that we derived from Government contracts in 2004 primarily came from cost-plus fixed fee contracts. Most of our contracts are for one-year to five-year terms.

     While fixed-price contracts allow us to benefit from cost savings, they also expose us to the risk of cost overruns. If the initial estimates we use for calculating the contract price are incorrect, we can incur losses on those contracts. In addition, some of our governmental contracts have provisions relating to cost controls and audit rights and, if we fail to meet the terms specified in those contracts, then we may not realize their full benefits. Lower earnings caused by cost overruns would have an adverse effect on our financial results.

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

     If we are unable to control costs incurred in performing under each type of contract, such inability to control costs could have a material adverse effect on our financial condition and operating results. Cost over-runs also may adversely affect our ability to sustain existing programs and obtain future contract awards.

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

     For the fiscal years ended December 31, 2004, 2003 and 2002, our net revenues from sales outside the United States were 9%, 11% and 11%, respectively, of the Company's total revenues. For the three months ended March 31, 2005 and 2004, sales outside the United States were 9% and 8%, respectively, of the total revenues. We anticipate that international sales will continue to account for a significant portion of sales. We intend to continue to expand our operations outside the United States and to enter additional international markets, which will require significant management attention and financial resources. Our operating results are subject to the risks inherent in international sales, including, but not limited to, regulatory requirements, political and economic changes and disruptions, geopolitical disputes and war, transportation delays, difficulties in staffing and managing foreign sales operations, and potentially adverse tax consequences. In addition, fluctuations in exchange rates may render our products less competitive relative to local product offerings, or could result in foreign exchange losses, depending upon the currency in which we sell our products. There can be no assurance that these factors will not have a material adverse affect on our future international sales and, consequently, on our operating results.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

INFLATION

     Inflation had little affect on revenues and related costs during the first quarter of 2005. Management anticipates that margins will be maintained at acceptable levels to minimize the affects of inflation, if any.

INTEREST RATES

     As of March 31, 2005, the Company has $2 million in variable long-term debt and $2.6 million in variable short-term debt. The Company believes that an adverse change in interest rates of 100 basis points would not have a material impact on our business, financial condition, results of operations or cash flows.

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

Item 4. Controls and Procedures


     (a) Evaluation of Disclosure Controls and Procedures.

     As of March 31, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Exchange Act Rule 15d-14(c). Based upon the evaluation, the Company's President and Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in enabling the Company to identify, process, record and report information required to be included in the Company's periodic SEC filings within the required time period.

     (b) Changes in Internal Controls.

     There was no significant change in the Company's internal controls over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, such internal controls over financial reporting.

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







Reports on Form 8-K


     On February 10, 2005, PAR Technology Corporation furnished a report on Form 8-K pursuant to Item 2.02 (Results of Operations and Financial Condition) of that Form relating to its financial information for the quarter ended December 31, 2004, as presented in a press release of February 10, 2005 and furnished thereto as an exhibit.

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











                                        PAR TECHNOLOGY CORPORATION
                                        --------------------------
                                                (Registrant)









Date:  May 13, 2005



                                        RONALD J. CASCIANO
                                        ----------------------------------
                                        Ronald J. Casciano
                                        Vice President, Chief Financial Officer
                                        and Treasurer

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


Date: May 13, 2005
                                            John W. Sammon, Jr.
                                            ------------------------------------
                                            John W. Sammon, Jr.
                                            Chairman of the Board and
                                            Chief Executive Officer

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



Date: May 13, 2005
                                            Ronald J. Casciano
                                            -----------------------------------
                                            Ronald J. Casciano
                                            Vice President,
                                            Chief Financial Officer & Treasurer




                                       E-2

                                  Exhibit 32.1



                           PAR TECHNOLOGY CORPORATION
                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of PAR Technology Corporation (the "Company") on Form 10-Q for the quarter ended March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), we, John
W. Sammon, Jr. and Ronald J. Casciano, Chairman of the Board & Chief Executive Officer and Vice President, Chief Financial Officer & Treasurer of the Company, certify pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that to the best of our knowledge:


     (1) The Report fully complies with the requirement of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.






John W. Sammon, Jr.
-------------------------------
John W. Sammon, Jr.
Chairman of the Board &
Chief Executive Officer
May 13, 2005



Ronald J. Casciano
-------------------------------
Ronald J. Casciano
Vice President,
Chief Financial Officer & Treasurer
May 13, 2005