Form 10-Q
period 2005-06-30
PAR TECHNOLOGY CORP
filed 2005-08-12
CIK 708821

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                                    FORM 10-Q

          [ X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

       For the Quarter Ended June 30, 2005. Commission File Number 1-9720

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [ ] No [ X ]

     The number of shares outstanding of registrant's common stock, as of July 31, 2005 - 9,321,329 shares.

                           PAR TECHNOLOGY CORPORATION


                                TABLE OF CONTENTS
                                    FORM 10-Q


                                     PART 1
                              FINANCIAL INFORMATION


   Item Number
   -----------

      Item 1.   Financial Statements (Unaudited)

                - Consolidated Statements of Income for the three and six months ended June 30, 2005 and 2004

                - Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2005 and 2004

                -  Consolidated Balance Sheets at
                   June 30, 2005 and December 31, 2004

                -  Consolidated Statements of Cash Flows
                   for the six months ended June 30, 2005 and 2004

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

      Signatures

      Exhibit Index

Item 1.  Financial Statements


                   PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                     (in thousands except per share amounts)
                                   (unaudited)

                                                           For the three months                For the six months
                                                              ended June 30,                     ended June 30,
                                                     -------------------------------    -------------------------------
                                                           2005            2004               2005            2004
                                                     -------------     -------------    ---------------   -------------
Net revenues:
     Product                                         $      22,930     $      19,466    $      43,931     $      35,705
     Service                                                14,416            10,570           27,818            20,877
     Contract                                               13,874            12,889           28,228            24,241
                                                     -------------     -------------    -------------     -------------
                                                            51,220            42,925           99,977            80,823
                                                     -------------     -------------    -------------     -------------
Costs of sales:
     Product                                                13,893            13,231           26,769            24,268
     Service                                                10,923             9,084           21,370            18,029
     Contract                                               12,944            12,082           26,509            22,612
                                                     -------------     -------------    -------------     -------------
                                                            37,760            34,397           74,648            64,909
                                                     -------------     -------------    -------------     -------------
           Gross margin                                     13,460             8,528           25,329            15,914
                                                     -------------     -------------    -------------     -------------
Operating expenses:
     Selling, general and administrative                     7,323             5,245           14,716            10,261
     Research and development                                2,107             1,302            4,385             2,645
     Amortization of identifiable
       intangible assets                                       244                --              490                --
                                                     -------------     -------------    -------------     -------------
                                                             9,674             6,547           19,591            12,906
                                                     -------------     -------------    -------------     -------------

Operating income                                             3,786             1,981            5,738             3,008
Other income, net                                               71               187              304               398
Interest expense                                               (65)              (46)            (143)             (119)
                                                     -------------     -------------    -------------     -------------
Income before provision for income taxes                     3,792             2,122            5,899             3,287
Provision for income taxes                                  (1,441)             (810)          (2,242)           (1,239)
                                                     -------------     -------------    -------------     -------------
Net income                                           $       2,351     $       1,312    $       3,657     $       2,048
                                                     =============     =============    =============     =============


Earnings per share:
     Basic                                           $         .26     $         .15    $         .40     $         .24
     Diluted                                         $         .24     $         .14    $         .38     $         .22

Weighted average shares outstanding
     Basic                                                   9,116             8,636            9,035             8,603
                                                     =============     =============    =============     =============
     Diluted                                                 9,761             9,192            9,673             9,156
                                                     =============     =============    =============     =============




See notes to unaudited interim consolidated financial statements



                   PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (in thousands)
                                   (unaudited)


                                                       For the three months                 For the six months
                                                            ended June 30,                      ended June 30,
                                                     -----------------------------      ---------------------------
                                                         2005              2004             2005           2004
                                                     -----------       -----------      -----------     -----------
Net income                                           $     2,351       $     1,312      $     3,657     $     2,048
Other comprehensive loss income, net of tax:
     Foreign currency translation adjustments               (228)              (71)            (365)           (234)
                                                     -----------       -----------      -----------     -----------
Comprehensive income                                 $     2,123       $     1,241      $     3,292     $     1,814
                                                     ===========       ===========      ===========     ===========


See notes to unaudited interim consolidated financial statements

                   PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       (in thousands except share amounts)
                                   (unaudited)

                                                         June 30,  December 31,
                                                            2005         2004
Assets                                                  ---------     ---------
Current assets:
     Cash  and cash equivalents ....................    $   3,045     $   8,696
     Accounts receivable-net .......................       36,759        32,702
     Inventories - net .............................       28,263        27,047
     Deferred income taxes .........................        8,740         6,634
     Other current assets ..........................        2,726         2,617
                                                        ---------     ---------
         Total current assets ......................       79,533        77,696
Property, plant and equipment - net ................        8,051         8,123
Goodwill ...........................................       15,379        15,379
Intangible assets-net ..............................        8,752         9,235
Other assets .......................................        1,797         1,319
                                                        ---------     ---------
                                                        $ 113,512     $ 111,752
                                                        =========     =========
Liabilities and Shareholders' Equity
Current liabilities:
     Current portion of long-term debt .............    $      58     $      90
     Borrowings under lines of credit ..............        1,900        10,246
     Accounts payable ..............................       11,315         9,486
     Accrued salaries and benefits .................        7,982         8,072
     Accrued expenses ..............................        3,535         2,998
     Customer deposits .............................        3,846         4,861
     Deferred service revenue ......................       10,109         9,083
     Net liabilities of discontinued operation .....          219           323
                                                        ---------     ---------
         Total current liabilities .................       38,964        45,159
                                                        ---------     ---------
Long-term debt .....................................        2,003         2,005
                                                        ---------     ---------
Deferred income taxes ..............................          450           194
                                                        ---------     ---------
Other long-term liabilities ........................        1,350           820
                                                        ---------     ---------
Shareholders' Equity:
     Preferred stock, $.02 par value,
       1,000,000 shares authorized .................         --            --
     Common stock, $.02 par value,
       19,000,000 shares authorized;
       10,490,147 and 10,139,132 shares issued;
       9,286,471 and 8,935,456 outstanding .........          209           203
     Capital in excess of par value ................       35,433        31,560
     Retained earnings .............................       41,667        38,010
     Accumulated other comprehensive loss ..........         (546)         (181)
     Treasury stock, at cost, 1,203,676 shares .....       (6,018)       (6,018)
                                                        ---------     ---------
         Total shareholders' equity ................       70,745        63,574
                                                        ---------     ---------
                                                        $ 113,512     $ 111,752
                                                        =========     =========

See notes to unaudited interim consolidated financial statements

                   PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)
                                                            For the six months
                                                                ended June 30,
                                                           --------------------
                                                              2005        2004
                                                           ---------   --------
Cash flows from operating activities:
   Net income ..........................................    $ 3,657     $ 2,048
   Adjustments to reconcile net income to net
     cash provided by operating activities:
      Depreciation and amortization ....................      1,834       1,388
      Provision for bad debts ..........................        515         801
      Provision for obsolete inventory .................      2,077       1,873
      Tax benefit of stock option exercises ............      2,476         --
      Deferred income tax (expense) benefit ............     (1,516)      1,365
      Changes in operating assets and liabilities:
        Accounts receivable ............................     (4,572)      1,613
        Inventories ....................................     (3,293)       (358)
        Other current assets ...........................       (109)        386
        Other assets ...................................       (478)       (749)
        Accounts payable ...............................      1,829       1,861
        Accrued salaries and benefits ..................        (90)        524
        Accrued expenses ...............................        537        (398)
        Customer deposits ..............................     (1,015)        --
        Deferred service revenue .......................      1,026        (626)
        Other long-term liabilities ....................        530         --
                                                            -------     -------
         Net cash provided by continuing
          operating activities .........................      3,408       9,728
         Net cash used in discontinued operations ......       (104)       (129)
                                                            -------     -------
         Net cash provided by operating activities .....      3,304       9,599
                                                            -------     -------
Cash flows from investing activities:
   Capital expenditures ................................       (868)       (952)
   Capitalization of software costs ....................       (411)       (378)
                                                            -------     -------
         Net cash used in investing activities .........     (1,279)     (1,330)
                                                            -------     -------
Cash flows from financing activities:
   Net payments under line-of-credit agreements ........     (8,346)     (6,989)
   Payments of long-term debt ..........................        (34)        (44)
   Proceeds from the exercise of stock options .........      1,403         313
                                                            -------     -------
         Net cash used in financing activities .........     (6,977)     (6,720)
                                                            -------     -------
Effect of exchange rate changes on cash and
  cash equivalents .....................................       (699)       (397)
                                                            -------     -------
Net increase (decrease) in cash and cash equivalents ...     (5,651)      1,152
Cash and cash equivalents at
  beginning of period ..................................      8,696       1,467
                                                            -------     -------
Cash and cash equivalents at
  end of period ........................................    $ 3,045     $ 2,619
                                                            =======     =======

Supplemental disclosures of cash flow information: Cash paid during the period for:

Interest .........................................           $171           $142
Income taxes, net of refunds .....................            672            228

See notes to unaudited interim consolidated financial statements

                   PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
          NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS


1. The accompanying unaudited interim consolidated financial statements have been prepared by PAR Technology Corporation (the "Company" or "PAR") in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements. Accordingly, these interim financial statements do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company such unaudited statements include all adjustments (which comprise only normal recurring accruals) necessary for a fair presentation of the results for such periods. The results of operations for the six months ended June 30, 2005 are not necessarily indicative of the results of operations to be expected for any future period. The consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2004 included in the Company's December 31, 2004 Annual Report to the Securities and Exchange Commission on Form 10-K.

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

     On an unaudited proforma basis, assuming the completed acquisition had occurred as of the beginning of the period presented, the consolidated results of the Company would have been as follows (in thousands, except per share amounts):

                                              For the three       For the six
                                               months ended       months ended
                                              June 30, 2004       June 30, 2004
                                              -------------      --------------

Net revenues ...........................      $    47,477         $    89,179
Net income .............................      $     1,552         $     2,355

Earnings per share:
   Basic ...............................      $       .18         $       .27
   Diluted .............................      $       .17         $       .25


     The unaudited proforma financial information presented above gives effect to purchase accounting adjustments which have resulted or are expected to result from the acquisition. This proforma information is not necessarily indicative of the results that would actually have been obtained had the companies been combined for the period presented.


3.   Inventories   are  primarily  used  in  the   manufacture  and  service  of
     Hospitality products. The components of inventory, net of related reserves, consist of the following:

                                                          (In Thousands)
                                                     June 30,       December 31,
                                                       2005              2004
                                                     --------         ---------

Finished goods .........................             $ 5,140           $ 4,745
Work in process ........................               1,719             1,296
Component parts ........................               4,722             4,568
Service parts ..........................              16,682            16,438
                                                     -------           -------
                                                     $28,263           $27,047
                                                     =======           =======

     At June 30, 2005 and December 31, 2004, the Company had recorded reserves for shrinkage, excess and obsolete inventory of $4,518,000 and $3,982,000, respectively.

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

     Had compensation cost for the Company's stock-based compensation plans been recorded based on the fair values of the respective options on their grant dates for those awards, consistent with the requirements of SFAS No. 123, the Company's net income and earnings per share would have been adjusted to the proforma amounts indicated below (in thousands, except per share data):


                                                                 (in thousands, except per share data)
                                                    For the three months                For the six months
                                                        ended June 30,                     ended June 30,
                                                --------------------------------    ----------------------------
                                                    2005               2004             2005             2004
                                                -------------     --------------    -------------   --------------

       Net income                               $        2,351    $        1,312    $       3,657    $        2,048
       Compensation expense                              (103)               (49)            (179)              (96)
                                                -------------     --------------    -------------    --------------
       Proforma net income                      $       2,248     $        1,263    $       3,478    $        1,952
                                                =============     ==============    =============    ==============

     Earnings per share:
       As reported    --   Basic                $         .26     $         .15     $         .40    $         .24
                      --   Diluted              $         .24     $         .14     $         .38    $         .22

       Proforma       --   Basic                $         .25     $         .15     $         .38    $         .23
                      --   Diluted              $         .23     $         .14     $         .36    $         .21

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

     The  following  is  a   reconciliation   of  the  weighted  average  shares
     outstanding for the basic and diluted EPS computations (in thousands, except per share data):


                                                       For the three months
                                                          ended June 30,
                                                       ------------------
                                                         2005      2004
                                                       -------   ------

Net income ..........................................   $2,351   $1,312
                                                        ======   ======
Basic:
     Shares outstanding at beginning of period ......    8,985    8,615
     Weighted average shares issued during the period      131       21
     Weighted average common shares, basic ..........    9,116    8,636
                                                        ======   ======
     Earnings per common share, basic ...............   $  .26   $ 0.15
                                                        ======   ======
Diluted:
     Weighted average common shares, basic ..........    9,116    8,636
     Dilutive impact of stock options ...............      645      556
                                                        ------   ------
     Weighted average common shares, diluted ........    9,761    9,192
                                                        ======   ======
     Earnings per common share, diluted .............   $  .24   $ 0.14
                                                        ======   ======


                                                       For the six months
                                                         ended June 30,
                                                       ------------------
                                                         2005      2004
                                                       -------   ------

Net income ..........................................   $3,657   $2,048
                                                        ======   ======
Basic:
     Shares outstanding at beginning of period ......    8,935    8,555
     Weighted average shares issued during the period      100       48
                                                        ------   ------
     Weighted average common shares, basic ..........    9,035    8,603
                                                        ======   ======
     Earnings per common share, basic ...............   $  .40   $ 0.24
                                                        ======   ======
Diluted:
     Weighted average common shares, basic ..........    9,035    8,603
     Dilutive impact of stock options ...............      638      553
                                                        ------   ------
     Weighted average common shares, diluted ........    9,673    9,156
                                                        ======   ======
     Earnings per common share, diluted .............   $  .38   $ 0.22
                                                        ======   ======


6. The Company's reportable segments are strategic business units that have separate management teams and infrastructures that offer different products and services.

     The Company has two reportable segments, Hospitality and Government. The Hospitality segment offers integrated solutions to the hospitality industry. These offerings include industry leading hardware and software applications utilized in point-of-sale, back of store and corporate office applications as well as in the hotel/resort/spa marketplace. This segment also offers customer support including field service, installation, twenty-four hour telephone support and depot repair. The Government segment develops advanced technology prototype systems primarily for the Department of Defense and other Governmental agencies. It provides services for operating and maintaining certain U.S. Government-owned communi-cation and test sites, and for planning, executing and evaluating experiments involving new or advanced radar systems. It is also involved in developing technology to track mobile chassis. Intersegment sales and transfers are not significant.

     Information as to the Company's segments is set forth below:


                                                 (in thousands)
                                  For the three months    For the six months
                                     ended June 30,          ended June 30,
                                 --------------------    ---------------------
                                    2005        2004        2005        2004
                                 --------    --------    --------    ---------
Revenues:
     Hospitality .............   $ 37,346    $ 30,036    $ 71,749    $ 56,582
     Government ..............     13,874      12,889      28,228      24,241
                                 --------    --------    --------    --------
           Total .............   $ 51,220    $ 42,925    $ 99,977    $ 80,823
                                 ========    ========    ========    ========
Operating income:
     Hospitality .............   $  2,899    $  1,152    $  4,085    $  1,493
     Government ..............        887         829       1,653       1,515
                                 --------    --------    --------    --------
                                    3,786       1,981       5,738       3,008
Other income, net ............         71         187         304         398
Interest expense .............        (65)        (46)       (143)       (119)
                                 --------    --------    --------    --------
Income before provision
  for income taxes ...........   $  3,792    $  2,122    $  5,899    $  3,287
                                 ========    ========    ========    ========
Depreciation and amortization:
     Hospitality .............   $    796    $    519    $  1,601    $  1,084
     Government ..............         22          41          42         165
     Other ...................         96         110         191         139
                                 --------    --------    --------    --------
           Total .............   $    914    $    670    $  1,834    $  1,388
                                 ========    ========    ========    ========
Capital expenditures:
     Hospitality .............   $    485    $    538    $    721    $    841
     Government ..............         30        --            30        --
     Other ...................         41          20         117         111
                                 --------    --------    --------    --------
           Total .............   $    556    $    558    $    868    $    952
                                 ========    ========    ========    ========

     The following table presents revenues by geographic area based on the location of the use of the product or service:

                                             (in thousands)
                             For the three months        For the six months
                               ended June 30,              ended June 30,
                            --------------------      ---------------------
                              2005         2004         2005         2004
                            -------      -------      -------     ---------

United States ........      $45,864      $39,261      $89,969      $73,998
Other Countries ......        5,356        3,664       10,008        6,825
                            -------      -------      -------      -------
      Total ..........      $51,220      $42,925      $99,977      $80,823
                            =======      =======      =======      =======

     The following table represents identifiable assets by business segment:

                                                (in thousands)
                                        June 30,            December 31,
                                          2005                  2004
                                       ---------             ---------
Identifiable assets:
    Hospitality ..............         $ 96,228              $ 91,432
    Government ...............            9,708                 9,909
    Other ....................            7,576                10,411
                                       --------              --------
Total ........................         $113,512              $111,752
                                       ========              ========



     The following table presents identifiable assets by geographic area based on the location of the asset:


                                              (in thousands)
                                       June 30,           December 31,
                                        2005                  2004
                                      -----------         -----------

United States ................         $106,966             $105,073
Other Countries ..............            6,546                6,679
                                       --------             --------
       Total .................         $113,512             $111,752
                                       ========             ========



     Customers comprising 10% or more of the Company's total revenues are summarized as follows:


                                        For the three months  For the six months
                                            ended June 30,      ended June 30,
                                        --------------------  ------------------
                                            2005        2004      2005      2004
                                           ------      ------    ------    -----

Restaurant Segment:
     McDonald's Corporation ......           29%        34%       29%       30%
     YUM! Brands, Inc. ...........           13%        17%       12%       21%
Government Segment:
     Department of Defense .......           27%        30%       28%       30%
All Others .......................           31%        19%       31%       19%
                                            ---        ---       ---       ---
                                            100%       100%      100%      100%
                                            ===        ===       ===       ===

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statement

     This document contains  "forward-looking  statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. Any statements in this document that do not describe historical facts are forward-looking statements. Forward-looking statements in this document (including forward-looking statements regarding the continued health of the Hospitality industry, future information technology outsourcing opportunities, an expected increase in funding by the U.S. Govern-ment relating to the Company's logistics management contracts, the impact of current world events on our results of operations, the affects of inflation on our margins, and the affects of interest rate and foreign currency fluc-tuations on our results of operations) are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. When we use words such as "intend," "anticipate," "believe," "estimate," "plan," "will," or "expect", we are making forward-looking statements. We believe that the assumptions and expecta-tions reflected in such forward-looking statements are reasonable, based on information available to us on the date hereof, but we cannot assure you that these assumptions and expectations will prove to have been correct or that we will take any action that we presently may be planning. We have disclosed certain important factors that could cause our actual future results to differ materially from our current expectation, including a decline in the volume of purchases made by one or a group of our major customers; risks in technology development and commercialization; risks of downturns in economic conditions generally, and in the quick-service restaurant sector of the hospitality technology market specifically; risks associated with government contracts; risks associated with competition and competitive pricing pressures; and risks related to foreign operations. Forward-looking statements made in connection with this report are necessarily qualified by these factors. We are not undertaking to update or revise publicly any forward-looking statement if we obtain new information or upon the occurrence of future events or otherwise.

Overview

     We are the  parent  company  of four  wholly-owned  subsidiary  businesses:
ParTech, Inc., PAR Springer-Miller Systems, Inc., PAR Government Systems Corporation and Rome Research Corporation.

Hospitality Segment

     PAR's largest subsidiary, ParTech, Inc. is a recognized leader in hospitality technology solutions, delivering products and solutions that capture, move and manage information in real time to and from the point of business activity. PAR solutions include hardware, software and professional services to the hospitality industry including restaurants, hotels/resorts/spas, and retail businesses. The Company's hospitality technology systems number 40,000 systems installed in over 100 countries. PAR's hospitality management software technology assists in the operation of hospitality businesses by managing data from end-to-end and improving profitability through more efficient operations. The Company's professional services mission is to assist businesses in achieving the full potential of their hospitality technology investments.

     PAR manufactures products and provides services that capture mission critical data, with long-term relationships with the hospitality industry's two largest restaurant corporations - McDonald's Corporation and Yum! Brands, Inc. McDonald's has over 32,000 restaurants in 121 countries and PAR has been a preferred provider of hospitality management technology systems and lifecycle support services to McDonald's since 1980. Yum! Brands, Inc. (which includes Taco Bell, KFC, Pizza Hut, Long John Silvers and A & W Restaurants) has been a PAR customer since 1983. Yum! has nearly 33,000 units globally and PAR is the sole approved supplier of hospitality management technology systems to Yum's Taco Bell restaurants as well as the point-of-sale ("POS") vendor of choice to KFC. Other significant hospitality concepts where PAR is the POS vendor of choice are: Boston Market, Chick-fil-A, CKE Restaurants (including Hardees, Carl's Jr.), Carnival Cruise Lines, Loews Cineplex and large franchisees of each of the foregoing brands.

     In the fourth quarter 2004 PAR acquired Springer-Miller Systems, a global leader in hospitality management solutions that meet/exceed the technology needs of a wide variety of hotel/resort/spa enterprises including city-center hotels, destination spa and golf properties, timeshare properties and casino resorts worldwide. PAR's SMS|Host(R) Hospitality Management System is distinguished from other property management systems with its truly integrated guest-centric design and unique approach to guest service. The SMS|Host product suite, that includes more than 20 seamlessly integrated application modules, provides respective hotel/resort/spa staff with the tools they need to personalize service, exceed guest expectations, and increase revenue. We are focused on delivering to our customers our enterprise management products, solutions and services, which are designed to increase efficiencies, increase cost-effectiveness and promote faster execution of critical business processes. PAR maintains a distinguished customer list in this business including: Pebble Beach Resorts, The Four Seasons, Hard Rock Hotel & Casino, the Mandarin Oriental Hotel Group, and Destination Hotels & Resorts.

Government Segment

     PAR is also the parent of PAR Government Systems Corporation and Rome Research Corporation, both of which are Government contractors. As a long-standing Government contractor PAR provides information technology and communications support services to the U.S. Navy, Air Force and Army. Additionally, PAR serves clients in several other U.S. federal, state and local government agencies. PAR focuses its applied technology on providing high quality technical products and services, ranging from experimental studies to advanced operational systems, within a variety of areas of research, including radar, image and signal processing, logistics management systems, and geospatial services and products. In addition, through Government-sponsored research and development, PAR has developed technologies with relevant commercial uses. A prime example of this "technology transfer" is the Company's point-of-sale technology, which was derived from research and development involving microchip processing technology sponsored by the Department of Defense. The Company's high quality services enable PAR to sustain winning repeat business and long-term client relationships and also to compete effectively for new clients and new contracts. The demand for PAR's services is created by the increasingly complex systems and technology environments in which government agencies operate, and by the need to stay current with emerging technology while increasing productivity and performance.

Summary
-------

     During the first six months of 2005, the quick-service restaurant segment of the hospitality technology market continued the positive trend set in 2004. In 2004, the Company acquired Springer-Miller Systems which significantly added to the Company's software product offerings in the hospitality technology market.

     The Company's Government business continues to win contracts in 2005 associated with I/T outsourcing for the U.S. Military. The Company performs outsourcing for the three main branches of the military, as well as other Federal Agencies including the International Broadcasting Bureau (IBB).

     For the remainder of 2005, the Company anticipates the continued strong business trends of the hospitality technology market and additional Government I/T outsourcing opportunities. Over the years, PAR has sought to be a leader in its two businesses through the utilization of several Company strengths including market leadership, technological innovation, customer focus, global reach and employee initiative. By focusing on these strengths, PAR is able to help shape the marketplace, increase the Company's customer base and continue to expand worldwide.

     The following table sets forth the Company's revenues by reportable segment:

                             For the three months  For the six months
                                ended June 30,      ended June 30,
                             ------------------  ------------------
                               2005      2004      2005      2004
                             -------   -------   -------   --------
Revenues:
     Hospitality .........   $37,346   $30,036   $71,749   $56,582
     Government ..........    13,874    12,889    28,228    24,241
                             -------   -------   -------   -------
Total consolidated revenue   $51,220   $42,925   $99,977   $80,823
                             =======   =======   =======   =======


     The following discussion and analysis highlights items having a significant affect on operations during the three and six months ended June 30, 2005. This discussion may not be indicative of future operations or earnings. It should be read in conjunction with the audited annual consolidated financial statements and notes thereto and other financial and statistical information included in this report.

Results of Operations --

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

     The Company reported revenues of $51.2 million for the three months ended June 30, 2005, an increase of 19% from the $42.9 million reported for the three months ended June 30, 2004. The Company's net income for the three months ended June 30, 2005 was $2.4 million, or $.24 diluted net income per share, compared to net income of $1.3 million and $.14 per diluted share for the same period in 2004.

     Product revenues from the Company's Hospitality segment were $22.9 million for the three months ended June 30, 2005, an increase of 18% from the $19.5 million recorded in 2004. The principal reason for this increase was software revenue from the Company's resort and spa customers. Also contributing was a $1.5 million increase in sales to Chick-fil-A. In addition, the Company recorded a 39% or $861,000 increase in restaurant product sales to several international customers located in Asia, the Middle East and Latin America.

     Customer service revenues are also generated by the Company's Hospitality segment. The Company's service offerings include system integration, installation, training, twenty-four hour help desk support, software maintenance and various depot and on-site service options. Customer service revenues were $14.4 million for the three months ended June 30, 2005, an increase of 36 % from the $10.6 million for the same period in 2004. This increase was due primarily to systems integration and software maintenance revenues associated with the Company's resort and spa customers. Additionally, the Company increased its field service and support center revenue for its restaurant customers by 15% or $790,000.

     Contract revenues from the Company's Government segment were $13.9 million for the three months ended June 30, 2005, an increase of 8% when compared to the $12.9 million recorded in the same period in 2004. The primary reason for this growth was several contracts involving the Company's image and digital processing capabilities.

     Product margins for the three months ended June 30, 2005 were 39.4%, an increase from 32% for the three months ended June 30, 2004. This increase in margins was primarily attributable to higher software revenue. This software revenue was generated from the Company's resort, spa and restaurant customers.

     Customer Service margins were 24.2% for the three months ended June 30, 2005 compared to 14.1% for the same period in 2004. This increase was primarily due to service integration and software maintenance revenue associated with the Company's resort and spa products.

     Contract margins were 6.7% for the three months ended June 30, 2005 versus 6.3% for the same period in 2004. This slight improvement was due to certain favorable contract modifications. The most significant components of contract costs in 2005 and 2004 were labor and fringe benefits. For the quarter ended June 30, 2005 labor and fringe benefits were $9.5 million or 74% of contract costs compared to $8.5 million or 70% of contract costs for the same period in 2004.

     Selling, general and administrative expenses are virtually all related to the Company's Hospitality segment. Selling, general and administrative expenses for the three months ended June 30, 2005 were $7.3 million, an increase of 40% from the $5.2 million expended for the same period in 2004. The increase was primarily attributable to a rise in selling and marketing expenses due to sales of the Company's resort and spa software products.

     Research and development expenses relate primarily to the Company's Hospitality segment. Research and development expenses were $2.1 million for the three months ended June 30, 2005, an increase of 62% from the $1.3 million recorded in 2004. The increase was primarily attributable to the Company's development efforts in its resort and spa products. The Company also increased its investment in its traditional hardware and software restaurant products.

     Amortization of identifiable intangible assets was $244,000 for the quarter ended June 30, 2005 and relates to the October 1, 2004 acquisition of Springer - Miller Systems, Inc.

     Other income, net, was $71,000 for the three months ended June 30, 2005 compared to $187,000 for the same period in 2004. Other income primarily includes rental income and foreign currency gains and losses. The decline is due to currency gains in 2004 that did not recur in 2005.

     Interest expense represents interest charged on the Company's short-term borrowing requirements from banks and from long-term debt. Interest expense was $65,000 for the three months ended June 30, 2005 compared to $46,000 in the second quarter of 2004. The increase is due to a higher average borrowing rate in 2005.

     For the three months ended June 30, 2005, the Company's effective tax rate was 38%, compared to 38.2% in 2004. The variance from the federal statutory rate in 2005 and 2004 was primarily due to state income taxes.

Results of Operations --
Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

     The Company reported revenues of $100 million for the six months ended June 30, 2005, an increase of 24% from the $80.8 million reported for the six months ended June 30, 2004. The Company's net income for the six months ended June 30, 2005 was $3.7 million, or $.38 diluted net income per share, compared to net income of $2 million and $.22 per diluted share for the same period in 2004.

     Product revenues from the Company's Hospitality segment were $43.9 million for the six months ended June 30, 2005, an increase of 23% from the $35.7 million recorded in 2004. The primary factor contributing to the increase was software revenue from the Company's resort and spa customers. Also contributing to this growth was sales to McDonald's which increased 15% or $2.2 million over 2004. An additional factor contributing to the increase in product revenues was a $2.4 million increase in sales to CKE Restaurants.

     Customer service revenues are also generated by the Company's Hospitality segment. The Company's service offerings include system integration, installation, training, twenty-four hour help desk support, software maintenance and various depot and on-site service options. Customer service revenues were $27.8 million for the six months ended June 30, 2005, an increase of 33% from the $20.9 million for the same period in 2004. This increase was due primarily to systems integration and software maintenance revenues associated with the Company's resort and spa customers.

     Contract revenues from the Company's Government segment were $28.2 million for the six months ended June 30, 2005, an increase of 16% when compared to the $24.2 million recorded in the same period in 2004. Contributing to this growth was a $1.3 million or 22% increase in information technology outsourcing revenue from contracts for facility operations at critical U.S. Department of Defense telecommunication sites across the globe. These outsourcing operations directly support U.S. Navy, Air Force and Army operations as the military seeks to convert its information technology communications facilities into contractor-run operations and to meet new requirements with contractor support. Also contributing to this growth was an increase in revenue from the Company's Logistics Management Program.

     Product margins for the six months ended June 30, 2005 were 39.1%, an increase from 32% for the six months ended June 30, 2004. This increase in margins was primarily attributable to higher software revenue. This software revenue was generated from the Company's resort, spa and restaurant customers.

     Customer Service margins were 23.2% for the six months ended June 30, 2005 compared to 13.6% for the same period in 2004. This increase was primarily due to service integration and software maintenance revenue associated with the Company's resort and spa products.

     Contract  margins  were 6.1% for the six months  ended June 30, 2005 versus
6.7 % for the same period in 2004. The decline in contract margins is primarily attributable to a higher than anticipated performance-based award fee on an imagery information technology contract in 2004. The most significant components of contract costs in 2005 and 2004 were labor and fringe benefits. For the six months ended June 30, 2005 labor and fringe benefits were $19.4 million or 73% of contract costs compared to $17.5 million or 77% of contract costs for the same period in 2004.

     Selling, general and administrative expenses are virtually all related to the Company's Hospitality segment. Selling, general and administrative expenses for the six months ended June 30, 2005 were $14.7 million, an increase of 43% from the $10.3 million expended for the same period in 2004. The increase was primarily attributable to a rise in selling and marketing expenses due to sales of the Company's resort and spa software products and the Company's traditional hardware products.

     Research and development expenses relate primarily to the Company's Hospitality segment. Research and development expenses were $4.4 million for the six months ended June 30, 2005, an increase of 66% from the $2.6 million recorded in 2004. The increase was primarily attributable to the Company's development efforts in its newly acquired resort and spa products. The Company also increased its investment in its traditional hardware and software products.

     Amortization of identifiable intangible assets was $490,000 for the six months ended June 30, 2005 and relates to the October 1, 2004 acquisition of Springer-Miller Systems, Inc.

     Other income, net, was $304,000 for the six months ended June 30, 2005 compared to $398,000 for the same period in 2004. Other income primarily includes rental income and foreign currency gains and losses. The decline was due to lower currency gains in 2005.

     Interest expense represents interest charged on the Company's short-term borrowing requirements from banks and from long-term debt. Interest expense was $143,000 for the six months ended June 30, 2005 compared to $119,000 recorded in 2004. The increase was due to a greater average borrowing rate in 2005.

     For the six months ended June 30, 2005, the Company's effective tax rate was 38%, compared to 37.7% in 2004. The variance from the federal statutory rate in 2005 and 2004 was primarily due to state income taxes.

Liquidity and Capital Resources

     The Company's primary sources of liquidity have been cash flow from operations and lines of credit with various banks. Cash provided by continuing operations was $3.4 million for the six months ended June 30, 2005 compared to $9.7 million for 2004. In 2005, cash flow was generated from operating profits and the timing of vendor payments for material purchases. This was partially offset by an increase in accounts receivable and inventory. In 2004, cash flow benefited from a reduction in accounts receivable, operating profits for the period and timing of vendor payments.

     Cash used in investing activities was $1.3 million for the six months ended June 30, 2005 and 2004. In 2005, capital expenditures were $868,000 and were principally for manufacturing and research and development equipment. Capitalized software costs relating to software development of Hospitality segment products were $411,000 in 2005. In 2004, capital expenditures were $952,000 and were primarily for manufacturing equipment and information technology equipment and software for internal use. Capitalized software costs relating to software development of Hospitality segment products were $378,000 in 2004.

     Cash used in financing activities was $6.7 million for the six months ended June 30, 2005 versus $6.7 million for the same period in 2004. In 2005, the Company reduced its short-term bank borrowings by $8.3 million and received $1.4 million from the exercise of employee stock options. During 2004, the Company reduced its short-term bank borrowings by $7 million and received $313,000 from the exercise of employee stock options.

     The Company has an aggregate of $20,000,000 in bank lines of credit. One line totaling $12,500,000 bears interest at the bank borrowing rate (5.4% at June 30, 2005) and is subject to loan covenants including a debt to tangible net worth ratio of 1.4 to 1; a minimum working capital requirement of at least $25 million; and a debt coverage ratio of 4 to 1. The total amount of credit available under this facility at a given time is based on (a) 80% of the Company's accounts receivable under 91 days outstanding attributable to the Company's Hospitality segment and (b) 40% of the Company's inventory, excluding work in process. This line expires on April 30, 2006. The second line of $7,500,000 allows the Company, at its option, to borrow funds at the LIBOR rate plus the applicable interest rate spread or at the bank's prime lending rate (6% at June 30, 2005). This facility contains certain loan covenants including a leverage ratio of not greater than 4 to 1 and a fixed charge coverage ratio of not less than 4 to 1. This line expires on October 30, 2006. Both lines are collateralized by certain accounts receivable and inventory. The Company was in compliance with all loan covenants on June 30, 2005. At June 30, 2005, there were borrowings under these lines of $1,900,000 and an aggregate of $18,100,000 was available under these lines.

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

Factors that could affect future results

A DECLINE IN THE VOLUME OF PURCHASES MADE BY ANY ONE OF THE COMPANY'S MAJOR CUSTOMERS WOULD MATERIALLY ADVERSELY AFFECT OUR BUSINESS.

     A small number of related customers have historically accounted for a majority of the Company's net revenues in any given fiscal period. For the fiscal years ended December 31, 2004, 2003 and 2002, aggregate sales to our top two Hospitality segment customers, McDonald's and Yum! Brands, amounted to 51%, 50% and 51%, respectively, of total revenues. For the six months ended June 30, 2005 and 2004, sales to those customers were 41% and 51%, respectively, of total revenues. Most of the Company's customers are not obligated to provide us with any minimum level of future purchases or with binding forecasts of product purchases for any future period. In addition, major customers may elect to delay or otherwise change the timing of orders in a manner that could adversely affect the Company's quarterly and annual results of operations. There can be no assurance that our current customers will continue to place orders with us, or that we will be able to obtain orders from new customers.

AN INABILITY TO PRODUCE NEW PRODUCTS THAT KEEP PACE WITH TECHNOLOGICAL DEVELOPMENTS AND CHANGING MARKET CONDITIONS COULD RESULT IN A LOSS OF MARKET SHARE.

     The products we sell are subject to rapid and continual changes in technology. Our competitors offer products that have an increasingly wider range of features and capabilities. We believe that in order to compete effectively we must provide systems incorporating new technologies at competitive prices. There can be no assurance that we will be able to continue funding research and development at levels sufficient to enhance our current product offerings, or that the Company will be able to develop and introduce on a timely basis new products that keep pace with technological developments and emerging industry standards and address the evolving needs of customers. There also can be no assurance that we will not experience difficulties that will result in delaying or preventing the successful development, introduction and marketing of new products in our existing markets, or that our new products and product enhancements will adequately meet the requirements of the marketplace or achieve any significant degree of market acceptance. Likewise, there can be no assurance as to the acceptance of our products in new markets, nor can there be any assurance as to the success of our penetration of these markets, nor to the revenue or profit margins realized by the Company with respect to these products. If any of our competitors were to introduce superior software products at competitive prices, or if our software products no longer met the needs of the marketplace due to technological developments and emerging industry standards, our software products may no longer retain any significant market share. If this were to occur, we could be required to record a charge against capitalized software costs, which amount to $4.1 million as of June 30, 2005.

WE GENERATE MUCH OF OUR REVENUE FROM THE HOSPITALITY INDUSTRY AND THEREFORE ARE SUBJECT TO DECREASED REVENUES IN THE EVENT OF A DOWNTURN EITHER IN THAT INDUSTRY OR IN THE ECONOMY AS A WHOLE.

     For the fiscal years ended December 31, 2004, 2003 and 2002, we derived 71%, 70% and 72%, respectively, of our total revenues from the Hospitality industry, primarily the quick service restaurant marketplace. For the six months ended June 30, 2005 and 2004, revenues from the Hospitality industry were 72% and 70%, respectively, of total revenues. Consequently, our Hospitality technology product sales are dependent in large part on the health of the
Hospitality industry, which in turn is dependent on the domestic and international economy, as well as factors such as consumer buying preferences and weather conditions. Instabilities or downturns in the Hospitality market could disproportionately impact our revenues, as clients may either exit the industry or delay, cancel or reduce planned expenditures for our products. Although we believe we can assist the quick service restaurant sector of the Hospitality industry in a competitive environment, given the cyclical nature of that industry, there can be no assurance that our profitability and growth will continue.

WE DERIVE A PORTION OF OUR REVENUE FROM GOVERNMENT CONTRACTS, WHICH CONTAIN PROVISIONS UNIQUE TO PUBLIC SECTOR CUSTOMERS, INCLUDING THE GOVERNMENT'S RIGHT TO MODIFY OR TERMINATE THESE CONTRACTS AT ANY TIME.

     For the fiscal years ended December 31, 2004, 2003 and 2002, we derived 29%, 30% and 28%, respectively, of our total revenues from contracts to provide technical services to U.S. Government agencies and defense contractors. For the six months ended June 30, 2005 and 2004, revenues from such contracts were 28% and 30%, respectively, of total revenues. Contracts with U.S. Government agencies typically provide that such contracts are terminable at the convenience of the U.S. Government. If the U.S. Government terminated a contract on this basis, we would be entitled to receive payment for our allowable costs and, in general, a propor-tionate share of our fee or profit for work actually performed. Most U.S. Government contracts are also subject to modification or termination in the event of changes in funding. As such, we may perform work prior to formal authorization, or the contract prices may be adjusted for changes in scope of work. Termination or modification of a substantial number of our U.S. Government contracts could have a material adverse effect on our business, financial condition and results of operations.

     We perform work for various U.S. Government agencies and departments pursuant to fixed-price, cost-plus fixed fee and time-and-material, prime contracts and subcontracts. Approximately 61% of the revenue that we derived from Government contracts for the six months ended June 30, 2005 came from fixed-price or time-and-material contracts. The balance of the revenue that we derived from Government contracts in the first six months of 2005 primarily came from cost-plus fixed fee contracts. Most of our contracts are for one-year to five-year terms.

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

     For the fiscal years ended December 31, 2004, 2003 and 2002, our net revenues from sales outside the United States were 9%, 11% and 11%, respectively, of the Company's total revenues. For the six months ended June 30, 2005 and 2004, sales outside the United States were 10% and 8%, respectively, of the total revenues. We anticipate that international sales will continue to account for a significant portion of sales. We intend to continue to expand our operations outside the United States and to enter additional international markets, which will require significant management attention and financial resources. Our operating results are subject to the risks inherent in international sales, including, but not limited to, regulatory requirements, political and economic changes and disruptions, geopolitical disputes and war, transportation delays, difficulties in staffing and managing foreign sales operations, and potentially adverse tax consequences. In addition, fluctuations in exchange rates may render our products less competitive relative to local product offerings, or could result in foreign exchange losses, depending upon the currency in which we sell our products. There can be no assurance that these factors will not have a material adverse affect on our future international sales and, consequently, on our operating results.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

INFLATION

     Inflation had little affect on revenues and related costs during the first six months of 2005. Management anticipates that margins will be maintained at acceptable levels to minimize the affects of inflation, if any.

INTEREST RATES

     As of June 30, 2005, the Company has $2 million in variable long-term debt and $2 million in variable short-term debt. The Company believes that an adverse change in interest rates of 100 basis points would not have a material impact on our business, financial condition, results of operations or cash flows.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

     As of June 30, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Exchange Act Rule 15d-14(c). Based upon the evaluation, the Company's President and Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in enabling the Company to identify, process, record and report information required to be included in the Company's periodic SEC filings within the required time period.

(b) Changes in Internal Controls.

     There was no significant change in the Company's internal controls over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, such internal controls over financial reporting.

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






Reports on Form 8-K


     On April 27, 2005, PAR Technology Corporation furnished a report on Form 8-K pursuant to Item 2.02 (Results of Operations and Financial Condition) of that Form relating to its financial information for the quarter ended March 31, 2005, as presented in a press release of April 27, 2005 and furnished thereto as an exhibit.

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









Date:  August 12, 2005



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


Date: August 12, 2005
                                        John W. Sammon, Jr.
                                        ----------------------------------------
                                        John W. Sammon, Jr.
                                        Chairman of the Board and
                                        Chief Executive Officer

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



Date: August 12, 2005
                                            Ronald J. Casciano
                                            ------------------------------------
                                            Ronald J. Casciano
                                            Vice President,
                                            Chief Financial Officer & Treasurer

                                  Exhibit 32.1



                           PAR TECHNOLOGY CORPORATION
                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of PAR Technology Corporation (the "Company") on Form 10-Q for the quarter ended June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), we, John
W. Sammon, Jr. and Ronald J. Casciano, Chairman of the Board & Chief Executive Officer and Vice President, Chief Financial Officer & Treasurer of the Company, certify pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that to the best of our knowledge:


     (1) The Report fully complies with the requirement of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.






John W. Sammon, Jr.
-------------------------------
John W. Sammon, Jr.
Chairman of the Board & Chief Executive Officer
August 12, 2005


Ronald J. Casciano
--------------------------------
Ronald J. Casciano
Vice President, Chief Financial Officer & Treasurer
August 12, 2005