Form 10-Q
period 2005-09-30
PAR TECHNOLOGY CORP
filed 2005-11-14
CIK 708821

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                                    FORM 10-Q

     [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

     For the Quarter Ended September 30, 2005. Commission File Number 1-9720

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

     Indicate by check mark whether the registrant is an  accelerated  filer (as
defined in Rule 12b-2 of the  Securities  Exchange  Act).  Yes  [   ]  No [ X ]

     Indicate  by check mark  whether  the  registrant  is a shell  company  (as
defined in Rule 12b-2 of the Securities  Exchange  Act). Yes [   ]  No  [ X ]

     The number of shares outstanding of registrant's common stock, as of October 31, 2005 - 9,328,679 shares.

                           PAR TECHNOLOGY CORPORATION


                                TABLE OF CONTENTS
                                    FORM 10-Q


                                     PART 1
                              FINANCIAL INFORMATION


   Item Number
   -----------

      Item 1.          Financial Statements (Unaudited)
                       - Consolidated Statements of Income for the three and nine months ended September 30, 2005 and 2004

                       - Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2005 and 2004

                       -  Consolidated Balance Sheets at
                          September 30, 2005 and December 31, 2004

                       -  Consolidated Statements of Cash Flows
                          for the nine months ended September 30, 2005 and 2004

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

      Signatures

      Exhibit Index

Item 1.  Financial Statements


                   PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                     (in thousands except per share amounts)
                                   (unaudited)

                                            For the three months       For the nine months
                                             ended September 30,       ended September 30,
                                           ----------------------    ----------------------
                                              2005         2004         2005         2004
                                           ---------    ---------    ---------    ---------

Net revenues:
     Product ...........................   $  22,855    $  18,507    $  66,786    $  54,212
     Service ...........................      15,065       11,613       42,883       32,490
     Contract ..........................      14,277       12,515       42,505       36,756
                                           ---------    ---------    ---------    ---------
                                              52,197       42,635      152,174      123,458
                                           ---------    ---------    ---------    ---------
Costs of sales:
     Product ...........................      13,239       12,145       40,008       36,413
     Service ...........................      11,517       10,050       32,887       28,079
     Contract ..........................      13,284       11,633       39,793       34,245
                                           ---------    ---------    ---------    ---------
                                              38,040       33,828      112,688       98,737
                                           ---------    ---------    ---------    ---------
           Gross margin ................      14,157        8,807       39,486       24,721
                                           ---------    ---------    ---------    ---------
Operating expenses:
     Selling, general and administrative       7,457        4,882       22,173       15,143
     Research and development ..........       2,483        1,269        6,868        3,914
     Amortization of identifiable
       intangible assets ...............         246         --            736         --
                                           ---------    ---------    ---------    ---------
                                              10,186        6,151       29,777       19,057
                                           ---------    ---------    ---------    ---------

Operating income .......................       3,971        2,656        9,709        5,664
Other income, net ......................         191          190          495          588
Interest expense .......................         (41)         (27)        (184)        (146)
                                           ---------    ---------    ---------    ---------
Income before provision for income taxes       4,121        2,819       10,020        6,106
Provision for income taxes .............      (1,578)      (1,085)      (3,820)      (2,324)
                                           ---------    ---------    ---------    ---------
Net income .............................   $   2,543    $   1,734    $   6,200    $   3,782
                                           =========    =========    =========    =========


Earnings per share:
     Basic .............................   $     .27    $     .20    $     .68    $     .44
     Diluted ...........................   $     .26    $     .19    $     .64    $     .41

Weighted average shares outstanding
     Basic .............................       9,319        8,669        9,131        8,625
                                           =========    =========    =========    =========
     Diluted ...........................       9,834        9,164        9,736        9,159
                                           =========    =========    =========    =========






See notes to unaudited interim consolidated financial statements

                   PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (in thousands)
                                   (unaudited)


                                                For the three months   For the nine months
                                                 ended September 30,   ended September 30,
                                                 ------------------   -------------------
                                                    2005      2004       2005       2004
                                                 --------   -------   --------   -------

Net income ...................................   $ 2,543    $ 1,734   $ 6,200    $ 3,782
Other comprehensive income (loss), net of tax:
     Foreign currency translation adjustments        (41)        42      (406)      (192)
                                                 -------    -------   -------    -------
Comprehensive income .........................   $ 2,502    $ 1,776   $ 5,794    $ 3,590
                                                 =======    =======   =======    =======





























See notes to unaudited interim consolidated financial statements

                   PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       (in thousands except share amounts)
                                   (unaudited)

                                                   September 30, December 31,
Assets                                                 2005         2004
                                                    ---------    ---------
Current assets:
     Cash  and cash equivalents .................   $   4,894    $   8,696
     Accounts receivable-net ....................      36,821       32,702
Inventories - net ...............................      29,631       27,047
     Deferred income taxes ......................       7,170        6,634
     Other current assets .......................       2,507        2,617
                                                    ---------    ---------
         Total current assets ...................      81,023       77,696
Property, plant and equipment - net .............       8,141        8,123
Goodwill ........................................      15,379       15,379
Intangible assets-net ...........................       8,409        9,235
Other assets ....................................       1,897        1,319
                                                    ---------    ---------
                                                    $ 114,849    $ 111,752
                                                    =========    =========
Liabilities and Shareholders' Equity
Current liabilities:
     Current portion of long-term debt ..........   $      82    $      90
     Borrowings under lines of credit ...........        --         10,246
     Accounts payable ...........................      12,420        9,486
     Accrued salaries and benefits ..............       8,282        8,072
     Accrued expenses ...........................       2,190        2,998
     Customer deposits ..........................       4,272        4,861
     Deferred service revenue ...................       9,811        9,083
     Net liabilities of discontinued operation ..         192          323
                                                    ---------    ---------
         Total current liabilities ..............      37,249       45,159
                                                    ---------    ---------
Long-term debt ..................................       1,962        2,005
                                                    ---------    ---------
Deferred income taxes ...........................         458          194
                                                    ---------    ---------
Other long-term liabilities .....................       1,456          820
                                                    ---------    ---------
Shareholders' Equity:
     Preferred stock, $.02 par value,
       1,000,000 shares authorized ..............        --           --
     Common stock, $.02 par value,
       19,000,000 shares authorized;
       10,532,255 and 10,139,132 shares issued;
       9,328,579 and 8,935,456 shares outstanding         211          203
     Capital in excess of par value .............      35,908       31,560
     Retained earnings ..........................      44,210       38,010
     Accumulated other comprehensive loss .......        (587)        (181)
     Treasury stock, at cost, 1,203,676 shares ..      (6,018)      (6,018)
                                                    ---------    ---------
         Total shareholders' equity .............      73,724       63,574
                                                    ---------    ---------
                                                    $ 114,849    $ 111,752
                                                    =========    =========

See notes to unaudited interim consolidated financial statements

                   PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                        For the nine months
                                                         ended September 30,
                                                       ---------------------
                                                          2005        2004
                                                       ---------   ---------
Cash flows from operating activities:
   Net income ......................................   $  6,200    $  3,782
   Adjustments to reconcile net income to net
     cash provided by operating activities:
      Depreciation and amortization ................      2,780       1,909
      Provision for bad debts ......................        880         943
      Provision for obsolete inventory .............      3,054       2,615
      Tax benefit of stock option exercises ........      2,853         --
      Deferred income tax ..........................       (272)      1,917
      Changes in operating assets and liabilities:
        Accounts receivable ........................     (4,999)      2,881
        Inventories ................................     (5,638)     (1,807)
        Other current assets .......................        110        (186)
        Other assets ...............................       (578)       (749)
        Accounts payable ...........................      2,934       1,780
        Accrued salaries and benefits ..............        210         568
        Accrued expenses ...........................       (808)       (397)
        Customer deposits ..........................       (589)        --
        Deferred service revenue ...................        728        (441)
        Other long-term liabilities ................        636         --
                                                       --------    --------
         Net cash provided by continuing
          operating activities .....................      7,501      12,815
         Net cash used in discontinued operations ..       (131)       (168)
                                                       --------    --------
         Net cash provided by operating activities .      7,370      12,647
                                                       --------    --------
Cash flows from investing activities:
   Capital expenditures ............................     (1,444)     (1,172)
   Capitalization of software costs ................       (528)       (597)
                                                       --------    --------
         Net cash used in investing activities .....     (1,972)     (1,769)
                                                       --------    --------
Cash flows from financing activities:
   Net payments under line-of-credit agreements ....    (10,246)     (6,989)
   Payments of long-term debt ......................        (51)        (67)
   Proceeds from the exercise of stock options .....      1,503         551
                                                       --------    --------
         Net cash used in financing activities .....     (8,794)     (6,505)
                                                       --------    --------
Effect of exchange rate changes on cash and
  cash equivalents .................................       (406)       (335)
                                                       --------    --------
Net increase (decrease) in cash and cash equivalents     (3,802)      4,038
Cash and cash equivalents at
  beginning of period ..............................      8,696       1,467
                                                       --------    --------
Cash and cash equivalents at
  end of period ....................................   $  4,894    $  5,505
                                                       ========    ========
Supplemental disclosures of cash flow information:
Cash paid during the period for:
   Interest ........................................   $    219    $    168
   Income taxes, net of refunds ....................      1,293         390

See notes to unaudited interim consolidated financial statements

                   PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
          NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS


1. The accompanying unaudited interim consolidated financial statements have been prepared by PAR Technology Corporation (the "Company" or "PAR") in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements. Accordingly, these interim financial statements do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company such unaudited statements include all adjustments (which comprise only normal recurring accruals) necessary for a fair presentation of the results for such periods. The results of operations for the nine months ended September 30, 2005 are not necessarily indicative of the results of operations to be expected for any future period. The consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2004 included in the Company's December 31, 2004 Annual Report to the Securities and Exchange Commission on Form 10-K.

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

2. On October 4, 2005, the Company and its wholly-owned Canadian subsidiary, PixelPoint, ULC (the "Canadian Subsidiary"), completed their acquisition of PixelPoint Technologies, Inc. ("PixelPoint") pursuant to which the Canadian Subsidiary acquired all of the stock of PixelPoint. The purchase price was $7.5 million and consisted of $422,000 worth of the Company stock (18,140 shares of PAR Technology Corporation common stock issued out of treasury) and the remainder in cash. The purchase price is subject to adjustment based on the closing balance sheet of PixelPoint. The purchase price is also subject to price contingencies based upon future performance.

     Based in suburban Toronto, Ontario, PixelPoint Technologies, Inc. is a premier supplier to the hospitality industry with over 5,000 installations in full-service restaurants around the globe. Their integrated software solution includes HeadOffice(R) enterprise management, PocketPOS(TM) a wireless application that is seamless to their connected capability and allows remote order taking in the dining room, Web-to-Go(TM) on-line ordering capability for customers via the internet, and MemberShare(TM) an in-store and enterprise level Loyalty and Gift Card information sharing application.

3. On October 1, 2004, the Company and its wholly-owned subsidiary, PAR Springer-Miller Systems, Inc. (the "Subsidiary"), completed their transaction with Springer-Miller Systems, Inc. ("Springer-Miller") and John Springer-Miller pursuant to which the Subsidiary acquired substantially all of the assets (including the equity interests in each of Springer-Miller International, LLC and Springer-Miller Canada, ULC), and assumed certain liabilities, of Springer-Miller. Springer-Miller, based in Stowe, Vermont, is a provider of hospitality management solutions for all types of hospitality enterprises including resort hotels, destination spa and golf properties, timeshare properties and casino resorts worldwide.

     On an unaudited proforma basis, assuming the completed acquisition had occurred as of the beginning of the period presented, the consolidated results of the Company would have been as follows (in thousands, except per share amounts):

                               For the three months        For the nine months
                             ended September 30, 2004   ended September 30, 2004
                             ------------------------   ------------------------

           Net revenues            $   46,481                  $  135,660
           Net income              $    1,308                  $    3,663

           Earnings per share:
              Basic                $      .15                  $      .41
              Diluted              $      .14                  $      .39


     The unaudited proforma financial information presented above gives effect to purchase accounting adjustments which have resulted or are expected to result from the acquisition. This proforma information is not necessarily indicative of the results that would actually have been obtained had the companies been combined for the period presented.

4.   Inventories   are  primarily  used  in  the   manufacture  and  service  of
     Hospitality products. The components of inventory, net of related reserves, consist of the following:

                                              (In Thousands)
                                              --------------
                                       September 30,    December 31,
                                           2005             2004
                                       ------------     -----------

                Finished goods          $   4,998       $    4,745
                Work in process             1,484            1,296
                Component parts             7,020            4,568
                Service parts              16,129           16,438
                                        ---------       ----------
                                        $  29,631       $   27,047
                                        =========       ==========

     At September 30, 2005 and December 31, 2004, the Company had recorded reserves for shrinkage, excess and obsolete inventory of $4,385,000 and $3,982,000, respectively.

5. In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which replaces SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." In April 2005, the Securities and Exchange Commission released a final rule "Amendment to Rule 4-01(a) of Regulation S-X Regarding the
     Compliance Date for Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment". This rule defers the date for which we will be required to adopt SFAS 123R until January 1, 2006. SFAS 123R requires that all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. We are currently evaluating the requirements of SFAS 123R and its impact on our consolidated results of operations and earnings per share. We have not yet determined the effect of adopting SFAS 123R, and it has not been determined whether the adoption will result in amounts similar to the current pro forma disclosures under SFAS 123.

     Had compensation cost for the Company's stock-based compensation plans been recorded based on the fair values of the respective options on their grant dates for those awards, consistent with the requirements of SFAS No. 123, the Company's net income and earnings per share would have been adjusted to the proforma amounts indicated below (in thousands, except per share data):

                                    For the three months    For the nine months
                                    ended September 30,      ended September 30,
                                  ---------------------    ---------------------
                                     2005        2004         2005        2004
                                  ---------   ---------    ---------   ---------

 Net income                       $   2,543   $   1,734    $   6,200   $  3,782
 Compensation expense, net of tax      (117)        (49)        (296)      (145)
                                  ---------   ---------    ---------   --------
 Proforma net income              $   2,426   $   1,685    $   5,904   $  3,637
                                  =========   =========    =========   ========

Earnings per share:
 As reported  --   Basic          $     .27   $     .20    $     .68   $    .44
                   Diluted        $     .26   $     .19    $     .64   $    .41

 Proforma     --   Basic          $     .26   $     .19    $     .65   $    .42
                   Diluted        $     .25   $     .18    $     .61   $    .40


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

     The  following  is  a   reconciliation   of  the  weighted  average  shares
     outstanding for the basic and diluted EPS computations (in thousands, except per share data):

                                                          For the three months
                                                          ended September 30,
                                                        ---------------------
                                                         2005           2004
                                                        ------         ------

Net income ..........................................   $2,543         $1,734
                                                        ======         ======
Basic:
     Shares outstanding at beginning of period ......    9,286          8,655
     Weighted average shares issued during the period       33             14
                                                        ------         ------
     Weighted average common shares, basic ..........    9,319          8,669
                                                        ======         ======
     Earnings per common share, basic ...............   $  .27         $ 0.20
                                                        ======         ======
Diluted:
     Weighted average common shares, basic ..........    9,319          8,669
     Dilutive impact of stock options ...............      515            495
                                                        ------         ------
     Weighted average common shares, diluted ........    9,834          9,164
                                                        ======         ======
     Earnings per common share, diluted .............   $  .26         $ 0.19
                                                        ======         ======

                                                          For the nine months
                                                           ended September 30,
                                                        ----------------------
                                                         2005            2004
                                                        ------         ------
Net income ..........................................   $6,200         $3,782
                                                        ======         ======
Basic:
     Shares outstanding at beginning of period ......    8,935          8,555
     Weighted average shares issued during the period      196             70
                                                        ------         ------
     Weighted average common shares, basic ..........    9,131          8,625
                                                        ======         ======
     Earnings per common share, basic ...............   $  .68         $ 0.44
                                                        ======         ======
Diluted:
     Weighted average common shares, basic ..........    9,131          8,625
     Dilutive impact of stock options ...............      605            534
                                                        ------         ------
     Weighted average common shares, diluted ........    9,736          9,159
                                                        ======         ======
     Earnings per common share, diluted .............   $  .64         $ 0.41
                                                        ======         ======


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

         Information as to the Company's segments is set forth below:


                                                 (in thousands)
                                  For the three months      For the nine months
                                   ended September 30,       ended September 30,
                                 ----------------------    ---------------------
                                    2005         2004         2005         2004
                                 ---------    ---------    ---------    --------
Revenues:
    Hospitality .............  $  37,920    $  30,120    $ 109,669    $  86,702
    Government ..............     14,277       12,515       42,505       36,756
                               ---------    ---------    ---------    ---------
          Total .............  $  52,197    $  42,635    $ 152,174    $ 123,458
                               =========    =========    =========    =========
Operating income:
    Hospitality .............  $   3,063    $   1,692    $   7,148    $   3,185
    Government ..............        908          964        2,561        2,479
                               ---------    ---------    ---------    ---------
                                   3,971        2,656        9,709        5,664
Other income, net ............       191          190          495          588
Interest expense .............       (41)         (27)        (184)        (146)
                               ---------    ---------    ---------    ---------
Income before provision
  for income taxes ........... $   4,121    $   2,819    $  10,020    $   6,106
                               =========    =========    =========    =========
Depreciation and amortization:
     Hospitality ............. $     824    $     414    $   2,426    $   1,498
     Government ..............        23           13           66          178
     Other ...................        99           94          288          233
                               ---------    ---------    ---------    ---------
           Total ............. $     946    $     521    $   2,780    $   1,909
                               =========    =========    =========    =========
Capital expenditures:
     Hospitality ............. $     468    $     198    $   1,189    $   1,039
     Government ..............        11         --             41         --
     Other ...................        94           22          214          133
                               ---------    ---------    ---------    ---------
           Total ............. $     573    $     220    $   1,444    $   1,172
                               =========    =========    =========    =========

     The following table presents revenues by geographic area based on the location of the use of the product or service:

                                                 (in thousands)
                                  For the three months      For the nine months
                                   ended September 30,       ended September 30,
                                 ----------------------    ---------------------
                                    2005         2004         2005        2004
                                 ---------    ---------    ---------    --------

United States ................   $ 47,414     $ 38,516     $137,383     $112,514
Other Countries ..............      4,783        4,119       14,791       10,944
                                 --------     --------     --------     --------
      Total ..................   $ 52,197     $ 42,635     $152,174     $123,458
                                 ========     ========     ========     ========

     The following table represents identifiable assets by business segment:

                                                 (in thousands)
                                          September 30,   December 31,
                                              2005           2004
                                          --------------------------
          Identifiable assets:
             Hospitality ............      $ 99,000        $ 91,432
             Government .............         7,967           9,909
             Other ..................         7,882          10,411
                                           --------        --------
          Total .....................      $114,849        $111,752
                                           ========        ========



     The following table presents identifiable assets by geographic area based on the location of the asset:

                                                 (in thousands)
                                          September 30,   December 31,
                                              2005           2004
                                           --------------------------

          United States .............      $109,137          $105,073
         Other Countries ............         5,712             6,679
                                           --------          --------
               Total ................      $114,849          $111,752
                                           ========          ========


     Customers comprising 10% or more of the Company's total revenues are summarized as follows:


                                      For the three months   For the nine months
                                       ended September 30,   ended September 30,
                                      ------------------------------------------
                                         2005       2004      2005         2004
                                         -----      -----     -----       -----

      Restaurant Segment:
          McDonald's Corporation .....    25%        34%       27%          31%
                YUM! Brands, Inc. ....    14%        18%       13%          20%
      Government Segment:
         Department of Defense .......    27%        29%       28%          30%
      All Others .....................    34%        19%       32%          19%
                                         ---        ---       ---          ---
                                         100%       100%      100%         100%
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

Overview

     PAR is the  parent  company  of five  wholly-owned  subsidiary  businesses:
ParTech,  Inc.,  PAR  Springer-Miller   Systems,  Inc.,  PixelPoint,   ULC,  PAR
Government Systems Corporation and Rome Research Corporation.

Hospitality Segment
-------------------

     PAR's largest subsidiary, ParTech, Inc. is an industry leader in hospitality in providing management technology solutions that capture and manage information in real time to and from the point of business activity. PAR product offerings cover the full spectrum of technology. Offerings include hardware, software and professional services to the hospitality industry including restaurants, hotels/resorts/spas, and retail businesses. The Company's hospitality management technology systems number in excess of 40,000 systems installed in over 100 countries around the globe. PAR's management software technology enables the efficient operation of hospitality businesses by guiding pertinent data from end-to-end and improving profitability through efficient operations. PAR's professional services assist businesses in attaining the necessary business functionality and efficiencies of their hospitality technology investments.

     The Company creates these products and provides the necessary services that capture mission critical data, and has maintained long-term relationships with the hospitality industry's two largest restaurant corporations - McDonald's Corporation and Yum! Brands, Inc. McDonald's has over 32,000 restaurants in 121 countries and PAR has been a selected preferred provider of management technology systems and lifecycle support services to McDonald's since 1980. Yum! Brands, Inc. (which includes Taco Bell, KFC, Pizza Hut, Long John Silvers and A & W Restaurants) has been a customer since 1983. Yum! has over 33,000 units globally and PAR is the lone approved supplier of management technology systems to their Taco Bell restaurants as well as the point-of-sale ("POS") vendor of choice to KFC. Other major hospitality concepts where PAR is the selected POS vendor of choice are: Boston Market, Chick-fil-A, CKE Restaurants (including Hardees, Carl's Jr.), Carnival Cruise Lines, Loews Cineplex and large franchisees of each of the foregoing brands.

     In the fourth quarter 2004 PAR acquired Springer-Miller Systems, the leader in hospitality technology solutions for hotel/resort/spa enterprises including prominent city-center hotels, spa and golf destinations, timeshare properties and casino resorts worldwide. PAR's SMS|Host(R) Hospitality Management System is distinguished from other property management systems by its cutting edge guest-centric design and committed approach to guest service. The SMS|Host product suite of applications, that includes more than 20 seamlessly integrated application modules, provides the hotel/resort/spa personnel with the necessary technology features they need to service the guest individually, exceed guests' expectations, and increase property revenues through necessary operational efficiencies. PAR is focused on providing to our customers enterprise management products, solutions and services, that are created to maximize operational performance, augment cost-effectiveness and enhance faster execution of critical business processes. The Company maintains an impressive customer list in this business including: Pebble Beach Resorts, The Four Seasons, The Kingsmill Resort, Grand Cypress, Hard Rock Hotel & Casino, the Mandarin Oriental Hotel Group, and Destination Hotels & Resorts.

Government Segment
------------------

     The Company's other subsidiaries, PAR Government Systems Corporation and Rome Research Corporation, are both Government contractors. As a Government contractor since 1968, PAR provides information technology and communications support services to the three principal armed services of the United States:
Navy, Air Force and Army. Also, PAR serves clients in several additional U.S. federal, state and local government agencies. PAR focuses its applied technology on providing high quality technical products and services, ranging from experimental studies to advanced operational systems, within a variety of areas of research, including radar, image and signal processing, logistics management systems, and geospatial services and products. In addition, through Government-sponsored research and development, PAR has developed technologies with useful commercial applications. A prime example of this "technology transfer" is the Company's hospitality point-of-sale technology, which was created from research and development involving microchip processing technology sponsored by the Department of Defense. The Company's high quality service allows PAR to continually secure repeat business and long-term client relationships and also to compete effectively for new clients and new contracts. The demand for PAR's services is created by the increasingly complex systems and technology environments in which government agencies operate, and by the need to stay up-to-date with new technologies while maintaining the highest standards of productivity and performance.

Summary
-------

     During the first nine months of 2005, the overall hospitality market continued the positive trend set in 2004 as evidenced by improved results reported for the Company's major customers, and in particular, the quick-service restaurant segment, including McDonald's and Yum! Brands. In 2004, PAR acquired the assets of Springer-Miller Systems which enhanced significantly the Company's software product offerings in the global hospitality technology market.

     PAR's Government segment continues to add business in 2005 associated with technical outsourcing for the U.S. Military. PAR provides outsourcing services for the three main branches of the U.S. military, as well as other Federal Government Agencies including the International Broadcasting Bureau (IBB) and the General Services Administration (GSA).

     For the remainder of 2005, the Company fully expects continued positive industry trends of the hospitality technology market and additional Government technical outsourcing opportunities. During the Company's history, PAR has been successful in establishing a leadership position in its two businesses through the application of several Company fundamentals including setting the pace of new technology introduction, outstanding customer service, expanding our markets across the globe and empowering the entire PAR team to produce positive results for the Company. By stressing these fundamentals, the Company can significantly influence the direction of the hospitality technology industry and continue to grow its business around the globe.

     The following table sets forth the Company's revenues by reportable segment:

                                 For the three months   For the nine months
                                 ended September 30,    ended September 30,
                                 -------------------   -------------------
                                    2005      2004       2005       2004
                                 --------  ---------   --------   --------
Net revenues:
     Hospitality .............   $ 37,920   $ 30,120   $109,669   $ 86,702
     Government ..............     14,277     12,515     42,505     36,756
                                 --------   --------   --------   --------
Total consolidated net revenue   $ 52,197   $ 42,635   $152,174   $123,458
                                 ========   ========   ========   ========

     The following discussion and analysis highlights items having a significant affect on operations during the three and nine months ended September 30, 2005. This discussion may not be indicative of future operations or earnings. It should be read in conjunction with the audited annual consolidated financial statements and notes thereto and other financial and statistical information included in this report.

Results of Operations -- Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

     The Company reported revenues of $52.2 million for the three months ended September 30, 2005, an increase of 22% from the $42.6 million reported for the three months ended September 30, 2004. The Company's net income for the three months ended September 30, 2005 was $2.5 million, or $.26 diluted net income per share, compared to net income of $1.7 million and $.19 per diluted share for the same period in 2004.

     Product revenues from the Company's Hospitality segment were $22.9 million for the three months ended September 30, 2005, an increase of 23% from the $18.5 million recorded in 2004. The principal reason for this increase was sales to new and existing restaurant technology customers. Also contributing to this growth was sales to the Company's resort and spa customers.

     Customer service revenues are also generated by the Company's Hospitality segment. The Company's service offerings include system integration, installation, training, twenty-four hour help desk support, software maintenance and various depot and on-site service options. Customer service revenues were $15.1 million for the three months ended September 30, 2005, an increase of 30% from the $11.6 million for the same period in 2004. This increase was due primarily to systems integration and software maintenance revenues associated with the Company's resort and spa customers. Additionally, the Company increased its field service and support center revenue for its restaurant customers by 20% or $1 million. This was partially offset by a decline in installation revenue due to a greater number of customer's performing self-installation.

     Contract revenues from the Company's Government segment were $14.3 million for the three months ended September 30, 2005, an increase of 14% when compared to the $12.5 million recorded in the same period in 2004. The primary reason for this growth was an $829,000 or 12% increase in information technology outsourcing revenue for contracts for facility operations at U.S. Department of Defense Telecommunication sites throughout the world. Also, contributing to this increase was a $490,000 increase in revenue under the Company's Logistics Management Program.

     Product margins for the three months ended September 30, 2005 were 42.1%, an increase from 34.4% for the three months ended September 30, 2004. This increase in margins was primarily attributable to higher software revenue. This software revenue was generated from the Company's resort, spa and restaurant customers. The increase was also due to a large integration project for a major customer in 2004 that involved lower margin peripheral hardware products. This project has been substantially completed.

     Customer Service margins were 23.6% for the three months ended September 30, 2005 compared to 13.5% for the same period in 2004. This increase was primarily due to service integration and software maintenance revenue associated with the Company's resort and spa products. The increase was also due to additional service contracts for the Company's restaurant customers.

     Contract margins were 7% for the three months ended September 30, 2005 unchanged from the same period in 2004. In 2005, the Company benefited by higher margins or certain fixed price jobs offset by higher than anticipated award fees in 2004 on certain image and digital processing contracts. The most significant components of contract costs in 2005 and 2004 were labor and fringe benefits. For the quarter ended September 30, 2005 labor and fringe benefits were $9.6 million or 73% of contract costs compared to $8.7 million or 75% of contract costs for the same period in 2004.

     Selling, general and administrative expenses are virtually all related to the Company's Hospitality segment. Selling, general and administrative expenses for the three months ended September 30, 2005 were $7.5 million, an increase of 53% from the $4.9 million expended for the same period in 2004. The increase was primarily attributable to a rise in selling and marketing expenses due to sales of the Company's resort and spa software products.

     Research and development expenses relate primarily to the Company's Hospitality segment. Research and development expenses were $2.5 million for the three months ended September 30, 2005, an increase of 96% from the $1.3 million recorded in 2004. The increase was primarily attributable to the Company's development efforts in its resort and spa products. The Company also increased its investment in its traditional hardware and software restaurant products.

     Amortization of identifiable intangible assets was $246,000 for the quarter ended September 30, 2005 and relates to the October 1, 2004 acquisition of Springer-Miller Systems, Inc.

     Other income, net, was $191,000 for the three months ended September 30, 2005 compared to $190,000 for the same period in 2004. Other income primarily includes rental income and foreign currency gains and losses. There were no significant variances in 2005 as compared to 2004.

     Interest expense represents interest charged on the Company's short-term borrowing requirements from banks and from long-term debt. Interest expense was $41,000 for the three months ended September 30, 2005 compared to $27,000 in the third quarter of 2004. The increase is due to a higher average borrowing rate in 2005 when compared to 2004.

     For the three months ended September 30, 2005, the Company's effective tax rate was 38.3%, compared to 38.5% in 2004. The variance from the federal statutory rate in 2005 and 2004 was primarily due to state income taxes.

     Results of Operations -- Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

     The Company reported revenues of $152.2 million for the nine months ended September 30, 2005, an increase of 23% from the $123.5 million reported for the nine months ended September 30, 2004. The Company's net income for the nine months ended September 30, 2005 was $6.2 million, or $.64 diluted net income per share, compared to net income of $3.8 million and $.41 per diluted share for the same period in 2004.

     Product revenues from the Company's Hospitality segment were $66.8 million for the nine months ended September 30, 2005, an increase of 23% from the $54.2 million recorded in 2004. The primary factor contributing to the increase was software revenue from the Company's resort and spa customers. Also contributing to this growth were sales to new and existing restaurant technology customers.

     Customer service revenues are also generated by the Company's Hospitality segment. The Company's service offerings include system integration, installation, training, twenty-four hour help desk support, software maintenance and various depot and on-site service options. Customer service revenues were $42.9 million for the nine months ended September 30, 2005, an increase of 32% from the $32.5 million for the same period in 2004. This increase was due primarily to systems integration and software maintenance revenues associated with the Company's resort and spa customers.

     Contract revenues from the Company's Government segment were $42.5 million for the nine months ended September 30, 2005, an increase of 16% when compared to the $36.8 million recorded in the same period in 2004. Contributing to this growth was a $1.5 million or 7% increase in information technology outsourcing revenue from contracts for facility operations at critical U.S. Department of Defense telecommunication sites across the globe. These outsourcing operations directly support U.S. Navy, Air Force and Army operations as the military seeks to convert its information technology communications facilities into contractor-run operations and to meet new requirements with contractor support. Also contributing to this growth was a $1.4 million increase in revenue from the Company's Logistics Management Program. The remainder of the increase is primarily due to contacts involving signal and processing technology.

     Product margins for the nine months ended September 30, 2005 were 40.1%, an increase from 32.8% for the nine months ended September 30, 2004. This increase in margins was primarily attributable to higher software revenue. This software revenue was generated from the Company's resort, spa and restaurant customers.

     Customer Service margins were 23.3% for the nine months ended September 30, 2005 compared to 13.6% for the same period in 2004. This increase was primarily due to service integration and software maintenance revenue associated with the Company's resort and spa products.

     Contract margins were 6.4% for the nine months ended September 30, 2005 versus 6.8 % for the same period in 2004. The decline in contract margins is primarily attributable to a higher than anticipated performance-based award fee on an imagery information technology contract in 2004. The most significant components of contract costs in 2005 and 2004 were labor and fringe benefits. For the nine months ended September 30, 2005 labor and fringe benefits were $29 million or 73% of contract costs compared to $26.3 million or 77% of contract costs for the same period in 2004.

     Selling, general and administrative expenses are virtually all related to the Company's Hospitality segment. Selling, general and administrative expenses for the nine months ended September 30, 2005 were $22.2 million, an increase of 46% from the $15.1 million expended for the same period in 2004. The increase was primarily attributable to a rise in selling and marketing expenses due to sales of the Company's resort and spa software products and the Company's traditional hardware products.

     Research and development expenses relate primarily to the Company's Hospitality segment. Research and development expenses were $6.9 million for the nine months ended September 30, 2005, an increase of 75% from the $3.9 million recorded in 2004. The increase was primarily attributable to the Company's development efforts in its newly acquired resort and spa products. The Company also increased its investment in its traditional hardware and software products.

     Amortization of identifiable intangible assets was $736,000 for the nine months ended September 30, 2005 and relates to the October 1, 2004 acquisition of Springer-Miller Systems, Inc.

     Other income, net, was $495,000 for the nine months ended September 30, 2005 compared to $588,000 for the same period in 2004. Other income primarily includes rental income and foreign currency gains and losses. The decline was due to lower currency gains in 2005.

     Interest expense represents interest charged on the Company's short-term borrowing requirements from banks and from long-term debt. Interest expense was $184,000 for the nine months ended September 30, 2005 compared to $146,000 recorded in 2004. The increase was due to a greater average borrowing rate in 2005.

     For the nine months ended September 30, 2005, the Company's effective tax rate was 38.1%, unchanged from 2004. The variance from the federal statutory rate in 2005 and 2004 was primarily due to state income taxes.

Liquidity and Capital Resources

     The Company's primary sources of liquidity have been cash flow from operations and lines of credit with various banks. Cash provided by continuing operations was $7.5 million for the nine months ended September 30, 2005 compared to $12.8 million for 2004. In 2005, cash flow was generated primarily from operating profits and the timing of vendor payments for material purchases. This was partially offset by an increase in accounts receivable and inventory. In 2004, cash flow benefited from a reduction in accounts receivable, operating profits for the period and timing of vendor payments.

     Cash used in investing activities was $2 million for the nine months ended September 30, 2005 compared to $1.8 million for the same period in 2004. In 2005, capital expenditures were $1.4 million and were principally for manufacturing and research and development equipment. Capitalized software costs relating to software development of Hospitality segment products were $528,000 in 2005. In 2004, capital expenditures were $1.2 million and were primarily for manufacturing equipment and information technology equipment and software for internal use. Capitalized software costs relating to software development of Hospitality segment products were $597,000 in 2004.

     Cash used in financing activities was $8.8 million for the nine months ended September 30, 2005 versus $6.5 million for the same period in 2004. In 2005, the Company reduced its short-term bank borrowings by $10.2 million and received $1.5 million from the exercise of employee stock options. During 2004, the Company reduced its short-term bank borrowings by $7 million and received $551,000 from the exercise of employee stock options.

     The Company has an aggregate availability of $20,000,000 in bank lines of credit. One line totaling $12,500,000 bears interest at the bank borrowing rate (6% at September 30, 2005) and is subject to loan covenants including a debt to tangible net worth ratio of 1.4 to 1; a minimum working capital requirement of at least $25 million; and a debt coverage ratio of 4 to 1. The total amount of credit available under this facility at a given time is based on (a) 80% of the Company's accounts receivable under 91 days outstanding attributable to the Company's Hospitality segment and (b) 40% of the Company's inventory, excluding work in process. This line expires on April 30, 2006. The second line of $7,500,000 allows the Company, at its option, to borrow funds at the LIBOR rate plus the applicable interest rate spread or at the bank's prime lending rate (6.75% at September 30, 2005). This facility contains certain loan covenants including a leverage ratio of not greater than 4 to 1 and a fixed charge coverage ratio of not less than 4 to 1. This line expires on October 30, 2006. Both lines are collateralized by certain accounts receivable and inventory. The Company was in compliance with all loan covenants on September 30, 2005. At September 30, 2005, there were no borrowings under these lines.

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

Capitalized Software Development Costs

     The  Company  capitalizes  certain  costs  related  to the  development  of computer software used in its Hospitality segment under the requirements of Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed". Software development costs incurred prior to establishing technological feasibility are charged to operations and included in research and development costs. Software development costs incurred after establishing feasibility are capitalized and amortized over the estimated economic life when the product is available for general release to customers.

Goodwill

     Following Financial Accounting Standards Board issuance of Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets", (SFAS 142), the Company tests all goodwill for impairment annually, or more frequently if circumstances indicate potential impairment. The Company has elected to annually test for impairment at December 31.

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

Factors that could affect future results

A DECLINE IN THE VOLUME OF PURCHASES MADE BY ANY ONE OF THE COMPANY'S MAJOR CUSTOMERS WOULD MATERIALLY ADVERSELY AFFECT OUR BUSINESS.

     A small number of related customers have historically accounted for a majority of the Company's net revenues in any given fiscal period. For the fiscal years ended December 31, 2004, 2003 and 2002, aggregate sales to our top two Hospitality segment customers, McDonald's and Yum! Brands, amounted to 51%, 50% and 51%, respectively, of total revenues. For the nine months ended
September 30, 2005 and 2004, sales to those customers were 40% and 51%, respectively, of total revenues. Most of the Company's customers are not obligated to provide us with any minimum level of future purchases or with binding forecasts of product purchases for any future period. In addition, major customers may elect to delay or otherwise change the timing of orders in a manner that could adversely affect the Company's quarterly and annual results of operations. There can be no assurance that our current customers will continue to place orders with us, or that we will be able to obtain orders from new customers.

AN INABILITY TO PRODUCE NEW PRODUCTS THAT KEEP PACE WITH TECHNOLOGICAL DEVELOPMENTS AND CHANGING MARKET CONDITIONS COULD RESULT IN A LOSS OF MARKET SHARE.

     The products we sell are subject to rapid and continual changes in technology. Our competitors offer products that have an increasingly wider range of features and capabilities. We believe that in order to compete effectively we must provide systems incorporating new technologies at competitive prices. There can be no assurance that we will be able to continue funding research and development at levels sufficient to enhance our current product offerings, or that the Company will be able to develop and introduce on a timely basis new products that keep pace with technological developments and emerging industry standards and address the evolving needs of customers. There also can be no assurance that we will not experience difficulties that will result in delaying or preventing the successful development, introduction and marketing of new products in our existing markets, or that our new products and product enhancements will adequately meet the requirements of the marketplace or achieve any significant degree of market acceptance. Likewise, there can be no assurance as to the acceptance of our products in new markets, nor can there be any assurance as to the success of our penetration of these markets, nor to the revenue or profit margins realized by the Company with respect to these products. If any of our competitors were to introduce superior software products at competitive prices, or if our software products no longer met the needs of the marketplace due to technological developments and emerging industry standards, our software products may no longer retain any significant market share. If this were to occur, we could be required to record a charge against capitalized software costs, which amount to $3.9 million as of September 30, 2005.

WE GENERATE MUCH OF OUR REVENUE FROM THE HOSPITALITY INDUSTRY AND THEREFORE ARE SUBJECT TO DECREASED REVENUES IN THE EVENT OF A DOWNTURN EITHER IN THAT INDUSTRY OR IN THE ECONOMY AS A WHOLE.

     For the fiscal years ended December 31, 2004, 2003 and 2002, we derived 71%, 70% and 72%, respectively, of our total revenues from the Hospitality industry, primarily the quick service restaurant marketplace. For the nine months ended September 30, 2005 and 2004, revenues from the Hospitality industry were 72% and 70%, respectively, of total revenues. Consequently, our Hospitality technology product sales are dependent in large part on the health of the
Hospitality industry, which in turn is dependent on the domestic and international economy, as well as factors such as consumer buying preferences and weather conditions. Instabilities or downturns in the Hospitality market could disproportionately impact our revenues, as clients may either exit the industry or delay, cancel or reduce planned expenditures for our products. Although we believe we can assist the quick service restaurant sector of the Hospitality industry in a competitive environment, given the cyclical nature of that industry, there can be no assurance that our profitability and growth will continue.

WE DERIVE A PORTION OF OUR REVENUE FROM GOVERNMENT CONTRACTS, WHICH CONTAIN PROVISIONS UNIQUE TO PUBLIC SECTOR CUSTOMERS, INCLUDING THE GOVERNMENT'S RIGHT TO MODIFY OR TERMINATE THESE CONTRACTS AT ANY TIME.


     For the fiscal years ended December 31, 2004, 2003 and 2002, we derived 29%, 30% and 28%, respectively, of our total revenues from contracts to provide technical services to U.S. Government agencies and defense contractors. For the nine months ended September 30, 2005 and 2004, revenues from such contracts were 28% and 30%, respectively, of total revenues. Contracts with U.S. Government agencies typically provide that such contracts are terminable at the convenience of the U.S. Government. If the U.S. Government terminated a contract on this basis, we would be entitled to receive payment for our allowable costs and, in general, a proportionate share of our fee or profit for work actually performed. Most U.S. Government contracts are also subject to modification or termination in the event of changes in funding. As such, we may perform work prior to formal authorization, or the contract prices may be adjusted for changes in scope of work. Termination or modification of a substantial number of our U.S. Government contracts could have a material adverse effect on our business, financial condition and results of operations.

     We perform work for various U.S. Government agencies and departments pursuant to fixed-price, cost-plus fixed fee and time-and-material, prime contracts and subcontracts. Approximately 62% of the revenue that we derived from Government contracts for the nine months ended September 30, 2005 came from fixed-price or time-and-material contracts. The balance of the revenue that we derived from Government contracts in the first nine months of 2005 primarily came from cost-plus fixed fee contracts. Most of our contracts are for one-year to five-year terms.

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

     For the fiscal years ended December 31, 2004, 2003 and 2002, our net revenues from sales outside the United States were 9%, 11% and 11%, respectively, of the Company's total revenues. For the nine months ended September 30, 2005 and 2004, sales outside the United States were 10% and 9%, respectively, of the total revenues. We anticipate that international sales will continue to account for a significant portion of sales. We intend to continue to expand our operations outside the United States and to enter additional international markets, which will require significant management attention and financial resources. Our operating results are subject to the risks inherent in international sales, including, but not limited to, regulatory requirements, political and economic changes and disruptions, geopolitical disputes and war, transportation delays, difficulties in staffing and managing foreign sales operations, and potentially adverse tax consequences. In addition, fluctuations in exchange rates may render our products less competitive relative to local product offerings, or could result in foreign exchange losses, depending upon the currency in which we sell our products. There can be no assurance that these factors will not have a material adverse affect on our future international sales and, consequently, on our operating results.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

INFLATION

     Inflation had little affect on revenues and related costs during the first nine months of 2005. Management anticipates that margins will be maintained at acceptable levels to minimize the affects of inflation, if any.

INTEREST RATES

     As of September 30, 2005, the Company has $2 million in variable long-term debt. The Company believes that an adverse change in interest rates of 100 basis points would not have a material impact on our business, financial condition, results of operations or cash flows.

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

Item 4. Controls and Procedures

     (a) Evaluation of Disclosure Controls and Procedures.

     As of September 30, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Exchange Act Rule 15d-14(c).

Based upon the evaluation, the Company's President and Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in enabling the Company to identify, process, record and report information required to be included in the Company's periodic SEC filings within the required time period.

     (b) Changes in Internal Controls.

     There was no significant change in the Company's internal controls over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, such internal controls over financial reporting.

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



Reports on Form 8-K

     On July 29, 2005, PAR Technology Corporation furnished a report on Form 8-K pursuant to Item 2.02 (Results of Operations and Financial Condition) of that Form relating to its financial information for the quarter ended June 30, 2005, as presented in a press release of July 29, 2005 and furnished thereto as an exhibit.

     On August 8, 2005, PAR Technology Corporation furnished a report on Form 8-K pursuant to Item 8.01 (Other Events) of that Form relating to the Company's intent to acquire PixelPoint Technologies, Inc. as presented in a press release of August 8, 2005 and furnished thereto as an exhibit.

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








                                        PAR TECHNOLOGY CORPORATION
                                        --------------------------
                                               (Registrant)









Date:  November 14, 2005



                                        /s/RONALD J. CASCIANO
                                        --------------------------
                                        Ronald J. Casciano
                                        Vice President, Chief Financial Officer
                                        and Treasurer

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


Date: November 14, 2005
                                              /s/John W. Sammon, Jr.
                                              -------------------------------
                                              John W. Sammon, Jr.
                                              Chairman of the Board and
                                              Chief Executive Officer

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



Date: November 14, 2005
                                           /s/Ronald J. Casciano
                                           --------------------------
                                           Ronald J. Casciano
                                           Vice President,
                                           Chief Financial Officer & Treasurer

                                  Exhibit 32.1



                           PAR TECHNOLOGY CORPORATION
                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of PAR Technology Corporation (the "Company") on Form 10-Q for the quarter ended September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), we, John W. Sammon, Jr. and Ronald J. Casciano, Chairman of the Board & Chief Executive Officer and Vice President, Chief Financial Officer & Treasurer of the Company, certify pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that to the best of our knowledge:


     (1) The Report fully complies with the requirement of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.






/s/John W. Sammon, Jr.
-------------------------------
John W. Sammon, Jr.
Chairman of the Board & Chief Executive Officer
November 14, 2005


/s/Ronald J. Casciano
-------------------------------
Ronald J. Casciano
Vice President, Chief Financial Officer & Treasurer
November 14, 2005