Form 10-K
period 2005-12-31
PAR TECHNOLOGY CORP
filed 2006-03-16
CIK 708821

Washington, D. C. 20549
                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the Fiscal Year Ended December 31, 2005.
                                       OR

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

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [ ] No [X]

     *Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer [ ]   Accelerated Filer [X]   Non-Accelerated Filer [ ]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

     The aggregate  market value of the voting stock held by  non-affiliates  of
the  registrant   based  on  the  average  price  as  of  February  28,  2006  -
$133,231,356.

     The number of shares outstanding of registrant's common stock, as of February 28, 2006 - 14,154,870 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's proxy statement in connection with its 2006 annual meeting of stockholders are incorporated by reference into Part III.

                           PAR TECHNOLOGY CORPORATION

                                TABLE OF CONTENTS
                                    FORM 10-K

--------------------------------------------------------------------------------
     Item Number
--------------------------------------------------------------------------------

                                     PART I

         Item 1.        Business
         Item 1A.       Risk Factors
         Item 2.        Properties
         Item 3.        Legal Proceedings

                                     PART II

         Item 5. Market for the Registrant's Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities
         Item 6.        Selected Financial Data
         Item 7.        Management's Discussion and Analysis of
                        Financial Condition and Results of Operations
         Item 7A.       Quantitative and Qualitative Disclosures
                        About Market Risk
         Item 8.        Financial Statements and Supplementary Data
         Item 9A.       Controls and Procedures

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

                           PAR TECHNOLOGY CORPORATION

                                     PART I

Item 1:  Business

     PAR Technology Corporation (PAR or the Company) operates two business segments: Hospitality and Government. PAR's largest subsidiary, ParTech, Inc. is a leading provider of management technology solutions, including hardware, software, professional and traditional services to businesses in the hospitality and retail industries. The Company is a dominant supplier of hospitality technology systems with over 40,000 systems installed in more than 100 countries. PAR's hospitality management software applications assist in the efficient operation of hospitality businesses and enterprises by managing data from end-to-end and maximizing profitability through more effective operations. PAR's professional services' mission is to assist businesses in achieving the full maximized potential of their hospitality technology investment.

     PAR is a provider of professional services and enterprise business intelligence applications with solid long-term relationships with the restaurant industry's two largest corporations - McDonald's Corporation and Yum! Brands Inc. McDonald's has over 31,000 restaurants in more than 120 countries and PAR has been a selected provider of restaurant management technology systems and lifecycle support services to McDonald's since 1980. Yum! Brands (which includes Taco Bell, KFC and Pizza Hut, Long John Silver's and A&W Restaurants) has been a loyal PAR customer since the early 1980's. Yum! has over 33,000 units globally and PAR is the sole approved supplier of restaurant management technology systems to Taco Bell as well as the Point-of-Sale (POS) vendor of choice to KFC. Other significant hospitality chains where PAR is the POS vendor of choice are:
Boston Market, Chick-fil-A, CKE Restaurants (including Hardees and Carl's Jr.), Carnival Cruise Lines, Loews Cineplex, Papa Murphy's and large franchisees of the above mentioned brands.

     In  the  fourth  quarter  of  2005  the  Company   acquired   PixelPoint(R)
Technologies, Inc. a privately held hospitality technology company and a provider of restaurant management software applications for full/table service dining. PixelPoint is an innovative leader, developing and marketing POS, WebPOS, Wireless and Enterprise software suites for the table service restaurant industry. It currently markets software in multiple languages to virtually every major economic center worldwide. PixelPoint has over 5,000 installations in restaurants around the globe. Their integrated software solution includes HeadOffice(TM) enterprise management, PocketPOS(TM) a wireless application that is seamless to their connected capability and allows remote order taking in the dining room, Web-to-Go(TM), on-line ordering capability for customers via the internet, and MemberShare(TM) an in-store and enterprise level Loyalty and Gift Card information sharing application.

     In the fourth quarter 2004 PAR acquired Springer-Miller Systems, a provider of hospitality management solutions that meet/exceed the technology needs of all types of Hospitality enterprises including city-center hotels, destination spa and golf properties, timeshare properties and casino resorts worldwide, setting the pace as a pioneer in the hospitality industry. PAR's SMS |Host(R) Hospitality Management System is distinguished from other property management systems with its integrated design and unique approach to guest service. The SMS |Host product suite, that includes more than 20 seamlessly integrated, guest-centric application modules, provides hotel/resort staff with the tools they need to personalize service, surpass guest expectations, and increase property revenues. PAR maintains a distinctive customer list in this business including Pebble Beach Resorts, The Four Seasons, Hard Rock Hotel & Casino, the Mandarin Oriental Hotel Group, and Destination Hotels & Resorts.

     PAR also operates two Government contract subsidiaries, PAR Government Systems Corporation and Rome Research Corporation. PAR develops advanced technology systems for the Department of Defense and other Governmental agencies. Additionally, PAR provides information technology and communications support services to the U.S. Navy, U.S. Air Force and U.S. Army. PAR focuses its computer-based system design services on providing high quality technical products and services, ranging from experimental studies to advanced operational systems, within a variety of areas of research, including radar, image and signal processing, logistics management systems, and geospatial services and products. With more than three decades experience in this sector, PAR's Government engineering service business provides management and engineering services that include facilities operation and management. In addition, through Government-sponsored research and development, PAR has developed technologies with relevant commercial uses. A prime example of this "technology transfer" is the Company's point-of-sale technology, which was derived from research and development involving microchip processing technology sponsored by the Department of Defense.

     Information concerning the Company's industry segments for the three years ended December 31, 2005 is set forth in Note 12 to the Consolidated Financial Statements included elsewhere herein.

     The Company's common stock is traded on the New York Stock Exchange under the symbol "PTC". Our corporate headquarters are located at PAR Technology Park, 8383 Seneca Turnpike, New Hartford, New York 13413-4991; telephone number (315) 738-0600. Our website address is http://www.partech.com. Information contained on our website is not part of this prospectus.

     Unless the context otherwise requires, the term "PAR" or "Company" as used herein, means PAR Technology Corporation and its wholly-owned subsidiaries.

                               Hospitality Segment

     PAR operates three wholly-owned subsidiaries in the Hospitality business segment, ParTech, Inc., PAR Springer-Miller Systems, Inc., and PixelPoint ULC. PAR is a provider of integrated enterprise solutions to the hospitality industry. The Company's Point-of-Sale (POS) restaurant management technology integrates both cutting-edge software applications and the Company's Pentium(R)-based hardware platform. PAR's restaurant management system can host fixed as well as wireless order-entry terminals, may include kitchen printers or video monitors and/or third-party supplied peripherals networked via an Ethernet LAN, and is accessible to enterprise-wide network configurations. In addition, PAR is a leading provider of hospitality management solutions that satisfy the property management technology needs of an array of hospitality enterprises, including city-center hotels, destination spa and golf properties, timeshare properties and casino resorts worldwide. PAR also provides extensive systems integration and professional service capabilities to design, tailor and implement solutions that enable its customers to manage all aspects of data collection and processing for single or multiple site enterprises from a central location.

Products

     The technology requirements of the major hospitality organizations include rugged, reliable, management systems capable of receiving, transmitting and coordinating large numbers of transactions that require a quick and accurate response. The Company's integrated hospitality management software applications permit its customers to configure their hospitality technology systems to meet their order entry, menu, food preparation, delivery and property management coordination needs while capturing all pertinent data concerning the transactions at the specific location. PAR's hospitality management systems are the result of more than 25 years of experience and knowledge combined with an in-depth understanding of the hospitality marketplace. This knowledge and expertise is reflected in the innovative product design, implementation capability and systems integration skills.

     Software. The Company's range of restaurant software products cover the hospitality market with offerings that meet the requirements of large and small operators/corporations alike. For InFusion, PAR's restaurant-to-enterprise software suite, the focus continues to be on Quick Service Restaurants (QSR) and Quick Casual concepts with greater than 50 sites. The Company's GT/Exalt product has a target market of QSR and specifically, Taco Bell. It is designed for the small franchisee that is looking for a "turnkey" solution. With the acquisition of PixelPoint Technologies, Inc. in 2005, PAR's sales organization introduced software that is expected to increase and redefine market share. U.S. sales teams are focusing PixelPoint sales on the Quick-Casual customer with 50 or less restaurants, Coffee/Tea, Treaterie, and Table Service concepts.

     InFusion is comprised of InTouch(TM) POS, InForm(TM) Back Office, InSynch(TM) Enterprise Configuration and InQuire(TM) Enterprise Reporting. PAR's InFusion suite is a robust, feature-rich product. InTouch is a multi-brand, multi-concept application, containing rich features and functions such as real-time mirror imaging of critical data, on-line graphical help and interactive diagnostics, all presented with intuitive graphical user interfaces. In addition, PAR's back office management software, InForm, allows restaurant owners to control critical food and labor costs using intuitive tools for forecasting, labor scheduling and inventory management. The InSynch Enterprise Configuration manager allows for business-wide management of diverse concept menus, security settings and system parameters all from one central location. InQuire Enterprise Reporting offers a web-based reporting leveraging the latest technology from Microsoft's .Net platform. InQuire's Executive Dashboard provides proactive business intelligence for the entire organization, as well as automated management reporting and process integration. In addition, the Company offers streamlined POS software, GT/Exalt. GT/Exalt provides restaurant owners with increased cash security, improved customer service and highly flexible kitchen and drive-thru functionality. The PixelPoint integrated software solution includes PixelPoint(R) POS, HeadOffice enterprise management, PocketPOS a wireless application that is seamless to their connected capability and allows remote order taking in the dining room, Web-to-Go, on-line ordering capability for customers via the internet, and MemberShare an in-store and enterprise level Loyalty and Gift Card information sharing application.

     PAR is also a provider of software to the hotel/resort industry. Today, more and more hospitality-oriented businesses are managing information and leveraging their relationships with customers through integrated technology systems. There are two key and complementary aspects to system integration. One is to provide a seamless user interface to manage all aspects of the customer experience. The second is to ensure all aspects of customer activity become part of a single database. To accomplish this, every point of guest contact and every interaction with the customer must be managed within the same software. PAR's SMS|Host Hospitality Management System provides the most efficient automation process to handle business functions within a hotel/resort--a check-in, a spa appointment, or a retail purchase for instance. PAR's SMS|Host Hospitality Management System is distinguished from other property management systems by its truly integrated design and unique approach to guest service. The SMS|Host product suite, including over 20 seamlessly integrated, guest-centric modules, provides resort staff with the tools they need to personalize service, anticipate guest needs, and consistently exceed guest expectations. PAR SMS also offers SpaSoft(R) and SMS|Touch Fine Dining, two stand-alone applications. SpaSoft is designed to meet the unique needs of the spa industry. Focusing on activity scheduling, resource management, inventory management, point-of-sale and reporting, SpaSoft assists in the total management of hotel/resort spas and day spas. Because SpaSoft was specifically designed for the unique needs of the spa industry, it assists the spa staff in providing the individualized, impeccable guest service that their most important clients desire and expect. The SMS|Touch Fine Dining product suite is a robust fine dining point-of-sale system designed to increase revenue in the property's food and beverage outlets.

     Hardware. In 2005, the Company introduced ViGo(TM), its 5th generation hardware platform, designed to be durable, scalable, integrated and highly serviceable. Both ViGo and POS4XP(TM), PAR's 4th generation hardware platform, are Pentium-designed systems developed to host the most powerful point-of-sale software applications in the hospitality industry. ViGo offers the hospitality, retail and entertainment industries an innovative design with more options than any other hardware platform in the marketplace. Both ViGo and POS4XP designs utilize open architecture with industry standard components and are compatible with the most popular operating systems. The hardware platforms support a distributed processing environment and incorporate an advanced hospitality management technology system, utilizing Intel microprocessors, standard PC expansion slots, Ethernet LAN, standard Centronics printer ports as well as USB ports. The hardware systems supply their industry-standard components with features for hospitality applications such as multiple video ports. The POS systems utilize distributed processing architecture to integrate a broad range of PAR and third-party peripherals and are designed to withstand the harsh hospitality environments. Both hardware platforms have a favorable price-to-performance ratio over the life of the system as a result of their PC compatibility, ease of expansion and high reliability design.

     Systems Integration and Professional Services. PAR's ability to offer the full spectrum of integration, implementation, installation, maintenance, and support services is one of the Company's key differentiators. PAR continues to work in unison with its customers to identify and address the latest hospitality technology requirements by creating interfaces to equipment, including innovations such as automated cooking and drink-dispensing devices, customer-activated terminals and order display units located inside and outside of the customer's business site. The Company provides its systems integration expertise to interface specialized components, such as video monitors, coin dispensers and non-volatile memory for journalizing transaction data, as is required in some international applications. PAR is comprised of experienced individuals with diverse hospitality backgrounds in both hotels/resorts and restaurants. PAR has the knowledge and expertise to recommend property management solutions which can be used most effectively in hotels and restaurants, with emphasis on maximizing return on investment. In addition, the Company has secured strategic partnerships with third-party organizations to offer a variety of credit, debit and gift card payment options that allow quick service restaurants, convenience stores, gasoline stations and drugstores to process cashless payments quickly and efficiently. The Company's Technical Services department continuously evaluates new technologies and adopts those that allow PAR to provide significant improvements in customer's day-to-day systems. From hand-held wireless devices to advances in internet performance, the technical staff is available for consultation on a wide variety of topics including network infrastructures, system functionality, operating system platforms, and hardware expandability.

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

Maintenance and Service

     The Company offers a wide range of maintenance and support services as part of its total solution for its targeted hospitality technology markets. In the North American region, the Company provides comprehensive maintenance and integration services for the Company's equipment and systems, as well as those of third parties, through a 24-hour central telephone customer support and diagnostic service in Boulder, Colorado, as well as service centers in Europe, South Africa, the Middle East, Australia and Asia. The Company believes that its ability to address all support and maintenance requirements for a customer's hospitality technology network provides it with a clear competitive advantage. PAR also maintains regional support centers in three additional locations worldwide including Las Vegas, Nevada in the US, Kuala Lumpur in Malaysia, and Kettering in the UK, that focus upon servicing and maintaining PAR systems to the hotel/resort markets 24 hours a day, seven days a week. The Company maintains a field service network consisting of nearly 100 locations offering on-site service and repair, as well as depot repair, overnight unit replacements and spare unit rentals. At the time a hospitality technology system is installed, PAR trains customer employees and managers to ensure efficient and effective use of the system. If a problem occurs within the Company's manufactured technology system (hardware and software), PAR's current service management software products allow a service technician to diagnose the problem by telephone or by remotely dialing-in to the system, thus greatly reducing the need for on-site service calls.

     The Company's service organization utilizes a suite of software applications from Clarify, Inc. (Clarify) as its Customer Resource Management tool. Clarify allows PAR to demonstrate compelling value and differentiation to its customers through the utilization of its extensive and ever-growing knowledge base to efficiently diagnose and resolve customer-service issues. Clarify also enables PAR to compile the kind of in-depth information it needs to spot trends and identify opportunities. A second software suite is a call center CRM solution and knowledge base known as Connect-Care by Firstwave. Connect-Care allows PAR to maintain a profile on each customer, their background, hardware and software details, client service history, and a problem-resolution database. Analysis of this data allows the Company to optimize customer service by identifying trends in calls and to work with customers to quickly resolve issues. The same system is used by the PAR SMS Research and Development team as a real-time communications tool between these technical departments to coordinate software change management.

Sales & Marketing

     Sales in the hospitality technology market are often generated by initially obtaining the acceptance of the corporate chain as an approved vendor. Upon approval, marketing efforts are then directed to franchisees of the chain. Sales efforts are also directed toward franchisees of chains for which the Company is not an approved corporate vendor. The Company employs direct sales personnel in several sales groups. The Major Accounts Group works with large chain corporate customers typically operating more than 75 locations. The Domestic Sales Group targets franchisees of the major chain customers, as well as smaller chains within the United States. The International Sales Group seeks sales to major customers with locations overseas and to international chains that do not have a presence in the United States. The Company's Business Partner Development Sales

Group targets non-foodservice markets such as retail, convenience, amusement parks, movie theaters, cruise lines, spas and other ticketing and entertainment venues. This group also works with third-party dealers and value-added resellers throughout the country. In 2005 PAR acquired the dealer/distribution channel of PixelPoint, that focuses on the table service sector of restaurants in particular. New sales in the hotel/resort technology market are often generated by leads, be it by word of mouth, internet searches, media coverage or trade show presence. Marketing efforts are conducted in the form of direct mail campaigns, advertising and targeted telesales calls. The Company employs direct sales personnel in several sales groups. The Domestic Sales Group targets independent, business class and luxury hotels and resorts and spas in the United States, Canada and the Caribbean. The International Sales Group seeks sales to independent hotels and resorts outside of the United States. The Corporate Accounts Sales Group works with high profile corporate and chain clients such as Mandarin Oriental Hotel Group, Destination Hotels and Resorts and Intrawest. The Company's Installed Accounts Sales Group works solely with clients who have already installed the SMS|Host product suite. The Business Development group focuses on proactive identification and initial penetration of new business channels for the SMS|Host, SMS|Touch and SpaSoft product lines worldwide.

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

Backlog

     At December 31, 2005, the Company's backlog of unfilled orders for the Hospitality segment was approximately $9,800,000 compared to $18,534,000 a year ago. All of the present orders are expected to be delivered in 2006. The Hospitality segment orders are generally of a short-term nature and are usually booked and shipped in the same fiscal year.

Research and Development

     The highly technical nature of the Company's hospitality products requires a significant and continuous research and development effort. Ongoing product research and quality development efforts are an integral part of all activities within the Company. Functional and technical enhancements are actively being made to our products to increase customer satisfaction and maintain the high caliber of our software. Research and development expenses were approximately $9,355,000 in 2005, $6,015,000 in 2004 and $4,779,000 in 2003. The Company
capitalizes certain software costs in accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. See Note 1 to the Consolidated Financial Statements included in Item 15 for further discussion.

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

Signal and Image Processing

     The  Signal  and  Image  Processing  (SIP)  business  sector  supports  the development and implementation of complex sensor systems including the collection and analysis of sensor data. The SIP group has developed sensor concepts, algorithms, and real-time systems to address the difficult problems of finding low-contrast targets against clutter background (e.g., finding cruise missiles, fighter aircraft, and personnel against heavy terrain backgrounds), detecting man-made objects in dense foliage, and performing humanitarian efforts in support of the removal of land mines with ground penetrating radar. The Company also supports numerous technology demonstrations for the DoD, including a multi-national NATO exercise of wireless communications interoperability. As part of this demonstration, the Company designed and built the Software Radio Development System (SoRDS) for test and evaluation of communications waveforms. The Company has extended this technology into public safety and law enforcement via the Software Adaptive Advanced Communications (SAAC(R)) system, a multi-channel communications gateway intended to solve the problem of wireless communications interoperability. The Company also supports Navy airborne infrared surveillance systems through the development of advanced optical sensors.

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

Logistics Management Systems

     The Logistics Management Systems (LMS) business sector focuses on the design, development, deployment and commercialization of the CargoWatch(R)Logistics Information Management System. CargoWatch is a comprehensive, end-to-end solution for the monitoring and management of transport assets and cargo throughout the intermodal (i.e., port, highway, rail, and ocean) transportation lifecycle. The CargoWatch system is being implemented under a multi-year Cooperative Agreement with the U.S. Department of Transportation/Maritime Administration (DOT/MARAD) with funds specifically authorized by Congress for CargoWatch under the Transportation Equity Act for the 21st Century (TEA-21) in 1998. CargoWatch uses state-of-the-art technology to acquire Global Positioning System (GPS) location and equipment status data. Wireless communication networks then transmit the data to the LMS Operations Center, and a powerful geospatial database customizes the data to meet the needs of each customer and provide it to the customer over the Internet or via direct linkage to existing (back-office) information systems.

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

Government Contracts

     The Company performs work for U.S. Government agencies under firm fixed-price, cost-plus-fixed-fee and time-and-material contracts. The majority of its contracts are for one-year to five-year terms. There are several risks associated with Government contracts. For example, contracts may be terminated for the convenience of the Government any time the Government believes that such termination would be in its best interests. In this circumstance, the Company is entitled to receive payments for its allowable costs and, in general, a proportionate share of its fee or profit for the work actually performed. The Company's business with the U.S. Government is also subject to other risks unique to the defense industry, such as reduction, modification, or delays of contracts or subcontracts if the Government's requirements, budgets, or policies or regulations change. The Company may also perform work prior to formal authorization or prior to adjustment of the contract price for increased work scope, change orders and other funding adjustments. Additionally, the Defense Contract Audit Agency on a regular basis audits the books and records of the Company. Such audits can result in adjustments to contract costs and fees. Audits have been completed through the Company's fiscal year 2003 and have not resulted in any material adjustments.

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

Backlog

     The dollar value of existing Government contracts at December 31, 2005, net of amounts relating to work performed to that date, was approximately $106,614,000, of which $35,470,000 was funded. At December 31, 2004, the comparable amount was approximately $111,793,000, of which $35,107,000 was funded. Funded amounts represent those amounts committed under contract by Government agencies and prime contractors. The December 31, 2005 Government contract backlog of $106,614,000 represents firm, existing contracts. Approximately $51,000,000 of this amount is expected to be completed in calendar year 2006, as funding is committed.

                                    Employees

     As of December 31, 2005, the Company had 1,539 employees, approximately 54% of whom are engaged in the Company's Hospitality segment, 43% of whom are in the Government segment, and the remainder are corporate employees.

     Due to the highly technical nature of the Company's business, the Company's future can be significantly influenced by its ability to attract and retain its technical staff. The Company believes that it will be able to fulfill its near-term needs for technical staff.

     Approximately 21% of the Company's employees are covered by collective bargaining agreements. The Company considers its employee relations to be good.

                             Exchange Certifications

     The certification of the CEO of PAR required by Section 303A.12(a) of the New York Stock Exchange (NYSE) Listed Company Manual, relating to PAR's compliance with the NYSE's corporate governance listing standards, was submitted to the NYSE on December 19, 2005 with no qualifications.

Item 1A:  Risk Factors

     We operate in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. The following section describes some, but not all, of the risks and uncertainties that could have a material adverse effect on our business, financial condition, results of operations and the market price of our common stock, and could cause our actual results to differ materially from those expressed or implied in our forward-looking statements.

A DECLINE IN THE VOLUME OF PURCHASES MADE BY ANY ONE OF THE COMPANY'S MAJOR CUSTOMERS WOULD MATERIALLY ADVERSELY AFFECT OUR BUSINESS.

     A small number of related customers have historically accounted for a majority of the Company's net revenues in any given fiscal period. For the fiscal years ended December 31, 2005, 2004 and 2003, aggregate sales to our top two Hospitality segment customers, McDonald's and Yum! Brands, amounted to 41%, 51% and 50%, respectively, of total revenues. Most of the Company's customers are not obligated to provide us with any minimum level of future purchases or with binding forecasts of product purchases for any future period. In addition, major customers may elect to delay or otherwise change the timing of orders in a manner that could adversely affect the Company's quarterly and annual results of operations. There can be no assurance that our current customers will continue to place orders with us, or that we will be able to obtain orders from new customers.

AN INABILITY TO PRODUCE NEW PRODUCTS THAT KEEP PACE WITH TECHNOLOGICAL DEVELOPMENTS AND CHANGING MARKET CONDITIONS COULD RESULT IN A LOSS OF MARKET SHARE.

     The products we sell are subject to rapid and continual changes in technology. Our competitors offer products that have an increasingly wider range of features and capabilities. We believe that in order to compete effectively we must provide systems incorporating new technologies at competitive prices. There can be no assurance that we will be able to continue funding research and development at levels sufficient to enhance our current product offerings, or that the Company will be able to develop and introduce on a timely basis new products that keep pace with technological developments and emerging industry standards and address the evolving needs of customers. There also can be no assurance that we will not experience difficulties that will result in delaying or preventing the successful development, introduction and marketing of new products in our existing markets, or that our new products and product enhancements will adequately meet the requirements of the marketplace or achieve any significant degree of market acceptance. Likewise, there can be no assurance as to the acceptance of our products in new markets, nor can there be any assurance as to the success of our penetration of these markets, nor to the revenue or profit margins realized by the Company with respect to these products. If any of our competitors were to introduce superior software products at competitive prices, or if our software products no longer met the needs of the marketplace due to technological developments and emerging industry standards, our software products may no longer retain any significant market share. If this were to occur, we could be required to record a charge against capitalized software costs, which amount to $3.7 million as of December 31, 2005.

WE GENERATE MUCH OF OUR REVENUE FROM THE HOSPITALITY INDUSTRY AND THEREFORE ARE SUBJECT TO DECREASED REVENUES IN THE EVENT OF A DOWNTURN EITHER IN THAT INDUSTRY OR IN THE ECONOMY AS A WHOLE.

     For the fiscal years ended December 31, 2005, 2004 and 2003, we derived 73%, 71% and 70%, respectively, of our total revenues from the Hospitality industry, primarily the quick service restaurant marketplace. Consequently, our Hospitality technology product sales are dependent in large part on the health of the Hospitality industry, which in turn is dependent on the domestic and international economy, as well as factors such as consumer buying preferences and weather conditions. Instabilities or downturns in the Hospitality market could disproportionately impact our revenues, as clients may either exit the industry or delay, cancel or reduce planned expenditures for our products. Although we believe we can assist the quick service restaurant sector of the Hospitality industry in a competitive environment, given the cyclical nature of that industry, there can be no assurance that our profitability and growth will continue.

WE DERIVE A PORTION OF OUR REVENUE FROM GOVERNMENT CONTRACTS, WHICH CONTAIN PROVISIONS UNIQUE TO PUBLIC SECTOR CUSTOMERS, INCLUDING THE GOVERNMENT'S RIGHT TO MODIFY OR TERMINATE THESE CONTRACTS AT ANY TIME.

     For the fiscal years ended December 31, 2005, 2004 and 2003, we derived 27%, 29% and 30%, respectively, of our total revenues from contracts to provide technical services to U.S. Government agencies and defense contractors.
Contracts with U.S. Government agencies typically provide that such contracts are terminable at the convenience of the U.S. Government. If the U.S. Government terminated a contract on this basis, we would be entitled to receive payment for our allowable costs and, in general, a proportionate share of our fee or profit for work actually performed. Most U.S. Government contracts are also subject to modification or termination in the event of changes in funding. As such, we may perform work prior to formal authorization, or the contract prices may be adjusted for changes in scope of work. Termination or modification of a substantial number of our U.S. Government contracts could have a material adverse effect on our business, financial condition and results of operations.

     We perform work for various U.S. Government agencies and departments pursuant to fixed-price, cost-plus fixed fee and time-and-material, prime contracts and subcontracts. Approximately 64% of the revenue that we derived from Government contracts for the year ended December 31, 2005 came from fixed-price or time-and-material contracts. The balance of the revenue that we derived from Government contracts in 2005 primarily came from cost-plus fixed fee contracts. Most of our contracts are for one-year to five-year terms.

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

     Our Government contracting business has been focused on niche offerings, primarily signal and image processing, information technology outsourcing and engineering services. Many of our competitors are, or are subsidiaries of, companies such as Lockheed-Martin, Raytheon, Northrop-Grumman, BAE, Harris and SAIC. These companies are larger and have substantially greater financial resources than we do. We also compete with smaller companies that target particular segments of the Government market. These companies may be better positioned to obtain contracts through competitive proposals. Consequently, there are no assurances that we will continue to win Government contracts as a prime contractor or subcontractor.

WE MAY NOT BE ABLE TO MEET THE UNIQUE OPERATIONAL, LEGAL AND FINANCIAL CHALLENGES THAT RELATE TO OUR INTERNATIONAL OPERATIONS, WHICH MAY LIMIT THE GROWTH OF OUR BUSINESS.

     For the fiscal years ended December 31, 2005, 2004 and 2003, our net revenues from sales outside the United States were 11%, 9% and 11%, respectively, of the Company's total revenues. We anticipate that international sales will continue to account for a significant portion of sales. We intend to continue to expand our operations outside the United States and to enter additional international markets, which will require significant management attention and financial resources. Our operating results are subject to the risks inherent in international sales, including, but not limited to, regulatory requirements, political and economic changes and disruptions, geopolitical disputes and war, transportation delays, difficulties in staffing and managing foreign sales operations, and potentially adverse tax consequences. In addition, fluctuations in exchange rates may render our products less competitive relative to local product offerings, or could result in foreign exchange losses, depending upon the currency in which we sell our products. There can be no assurance that these factors will not have a material adverse affect on our future international sales and, consequently, on our operating results.

OUR BUSINESS DEPENDS ON A LARGE NUMBER OF HIGHLY QUALIFIED PROFESSIONAL EMPLOYEES AND, IF WE ARE NOT ABLE TO RECRUIT AND RETAIN A SUFFICIENT NUMBER OF THESE EMPLOYEES, WE WOULD NOT BE ABLE TO PROVIDE HIGH QUALITY SERVICES TO OUR CURRENT AND FUTURE CUSTOMERS, WHICH WOULD HAVE AN ADVERSE EFFECT ON OUR REVENUES AND OPERATING RESULTS.

     We actively compete for qualified professional staff. The availability or lack thereof of qualified professional staff may affect our ability to develop new products and to provide services and meet the needs of our customers in the future. An inability to fulfill customer requirements due to a lack of available qualified staff at agreed upon salary rates may adversely impact our operating results in the future.

A SIGNIFICANT PORTION OF OUR TOTAL ASSETS CONSISTS OF GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS, WHICH ARE SUBJECT TO A PERIODIC IMPAIRMENT ANALYSIS AND A SIGNIFICANT IMPAIRMENT DETERMINATION IN ANY FUTURE PERIOD COULD HAVE AN ADVERSE EFFECT ON OUR RESULTS OF OPERATIONS EVEN WITHOUT A SIGNIFICANT LOSS OF REVENUE OR INCREASE IN CASH EXPENSES ATTRIBUTABLE TO SUCH PERIOD.

     We have goodwill and identifiable intangible assets totaling approximately $20.6 million and $9.9 million at December 31, 2005, respectively, resulting primarily from several business acquisitions. At least annually, we evaluate goodwill and identifiable intangible assets for impairment based on the fair value of the operating business unit to which these assets relates. This estimated fair value could change if we are unable to achieve operating results at the levels that have been forecasted, the market valuation of such companies decreases based on transactions involving similar companies, or there is a permanent, negative change in the market demand for the services offered by the business unit. These changes could result in an impairment of the existing goodwill and identifiable intangible assets balances that could require a material non-cash charge to our results of operations.

Item 2:  Properties

     The  following  are the  principal  facilities  (by square  footage) of the
Company:

                           Industry                 Floor Area                 Number of
      Location             Segment             Principal Operations              Sq. Ft.
      --------             -------             --------------------            ----------

New Hartford, NY         Hospitality       Principal executive offices,         138,500
                         Government          manufacturing, research and
                                             development laboratories,
                                             computing facilities
Rome, NY                 Government        Research and development              40,900
Stowe, VT                Hospitality       Sales, service and research           26,000
                                             and development
Boulder, CO              Hospitality       Service                               20,500
Sydney, Australia        Hospitality       Sales and service                      9,100
Las Vegas, NV            Hospitality       Service                                8,800
Boca Raton, FL           Hospitality       Research and development               8,700
Vaughn, Canada           Hospitality       Sales, service and research and        8,000
                                             development
Toronto, Canada          Hospitality       Sales, service and research and        7,700
                                             development


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

                                     PART II


Item 5: Market for the Registrant's Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

     The Company's Common Stock, par value $.02 per share, trades on the New York Stock Exchange (NYSE symbol - PTC). At December 31, 2005, there were approximately 487 owners of record of the Company's Common Stock, plus those owners whose stock certificates are held by brokers.

     The following table shows the high and low stock prices for the two years ended December 31, 2005 as reported by New York Stock Exchange:


                            2005                         2004
                     --------------------        -------------------
   Period              Low        High              Low        High
---------------      --------   ---------        --------    -------

First Quarter          $7.47      $10.68          $5.19       $7.47
Second Quarter        $10.28      $22.30          $6.44       $8.24
Third Quarter         $13.10      $25.60          $5.47       $7.18
Fourth Quarter        $13.26      $23.60          $5.90       $7.90


     The Company has not paid cash dividends on its Common Stock, and its Board of Directors presently intends to continue to retain earnings for reinvestment in growth opportunities. Accordingly, it is anticipated that no cash dividends will be paid in the foreseeable future.

     On November 14, 2005, the Company's Board of Directors declared a 3 for 2 stock split in the form of a stock dividend that was distributed on January 6, 2006 to shareholders of record on December 12, 2005. All share and per share data in these consolidated financial statements and footnotes have been retroactively restated as if the stock split had occurred as of the earliest period presented.

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

                                                        Year ended December 31,
                                    -------------------------------------------------------------
                                        2005        2004         2003        2002         2001
                                    -------------------------------------------------------------

Net revenues ....................   $ 205,639    $ 174,884    $ 139,770    $ 133,681    $ 114,354

Cost of sales ...................   $ 150,053    $ 137,738    $ 110,777    $ 105,225    $  89,001

Gross margin ....................   $  55,586    $  37,146    $  28,993    $  28,456    $  25,353

Selling, general & administrative   $  30,867    $  22,106    $  19,340    $  19,540    $  16,774

Provision for income taxes ......   $  (5,358)   $  (3,729)   $  (1,593)   $    (884)   $    (621)

Income from continuing operations   $   9,432    $   5,635    $   2,792    $   2,623    $   2,080

Basic earnings per share from
  continuing operations .........   $     .68    $     .43    $     .22    $     .22    $     .18

Diluted earnings per share from
 continuing operations ..........   $     .64    $     .41    $     .21    $     .21    $     .18


                    SELECTED CONSOLIDATED BALANCE SHEET DATA
                                 (In thousands)

                                          December 31,
                       ----------------------------------------------------
                          2005      2004       2003       2002       2001
                       ----------------------------------------------------

Current assets .....   $ 84,492   $ 77,696   $ 74,195   $ 69,070   $ 67,795
Current liabilities    $ 43,661   $ 45,159   $ 29,816   $ 31,743   $ 39,118
Total assets .......   $125,149   $111,752   $ 87,147   $ 85,122   $ 88,915
Long-term debt .....   $  1,948   $  2,005   $  2,092   $  2,181   $  2,268
Shareholders' equity   $ 78,492   $ 63,574   $ 55,239   $ 51,198   $ 47,529



     On November 14, 2005, the Company's Board of Directors declared a 3 for 2 stock split in the form of a stock dividend that was distributed on January 6, 2006 to shareholders of record on December 12, 2005. All share and per share data in these consolidated financial statements and footnotes have been retroactively restated as if the stock split had occurred as of the earliest period presented.

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

Overview

     PAR is a global designer, manufacturer and marketer of hospitality technology systems. We also are a provider to the Federal Government, and its agencies, of engineering services and applied technology. The primary end markets for our products and services are:

     o restaurant, hotels/resorts, entertainment, and retail industries for the integrated technologies of transaction processing and data capture for certain enterprises

     o    the U.S. military and a broad range of government agencies

     The Company's hospitality technology products are used in a variety of applications by numerous customers. The Company encounters competition in all of its markets (restaurants, hotels, theaters, etc.) and competes primarily on the basis of product design/features, product quality/reliability, price, customer service and delivery capability. There has been a trend amongst our hospitality customers to consolidate their lists of approved vendors to companies that have a global reach, can achieve quality and delivery standards, have multiple product offerings, R&D capability, and be competitive with their pricing. PAR believes that its global presence as a hospitality technology provider is an important competitive advantage as it allows the Company to provide innovative products, with a significant delivery capability, globally to its multinational customers like McDonald's, Yum! Brands and Mandarin Oriental Hotel Group. During 2005 the Company acquired PixelPoint Technologies of Toronto, Ontario, Canada. PixelPoint designs software specifically for the table service segment of the restaurant industry and the Company views this business as a natural progression of the Company to be the dominant supplier of hospitality technology across several vertical industries. In 2005 the Company had a significant win in being selected by Papa Murphy's restaurants as their sole in-store technology provider which included hardware, software and services. Papa Murphy's has nearly 900 restaurants and has aggressive growth plans in terms of new store openings in the next several years.

     PAR's strategy is to provide complete integrated technology systems and services and a high level of customer service in the markets in which it competes. The Company focuses its research and development efforts to develop cutting-edge products that meet and exceed our customers' needs and also have high probability for broader market appeal and success. PAR also focuses upon efficiency in our operations and controlling costs. This is achieved through the investment in modern production technologies, managing purchasing processes and functions.

     PAR operates two wholly-owned subsidiaries in the Government business segment, PAR Government Systems Corporation (PGSC) and Rome Research Corporation
(RRC). As a long-standing Government contractor, PAR develops advanced technology systems for the U.S. Department of Defense and other U.S. Governmental agencies. Additionally, PAR provides information technology and communications support services to the U.S. Navy, U.S. Air Force and U.S. Army. PAR focuses its computer-based system design services on providing high quality technical products and services, ranging from experimental studies to advanced operational systems, within a variety of areas of research, including radar, image and signal processing, logistic management systems, and geospatial services and products. PAR's Government engineering service business provides management and engineering services that include facilities operation and management. In December 2005, PAR acquired C(3)I Associates, a government technology services business and PAR will continue to seek out similar companies for partnership or acquisition as we expand our depth in this segment. In 2005 PAR was awarded several new contracts with the U.S. Navy, including one for the operation of a Navy I/T facility in Italy, several awards with the General Services Administration and the International Broadcast Bureau. The Company will continue to execute its strategy of leveraging its core technical capabilities and performance into related technical areas and an expanding customer base. The Company will seek to accelerate this growth through strategic acquisitions of businesses that broaden the Company's technology and/or business base.

     The Company's intention is to continue to expand our customer base and solidify our leading position in the industries to which we market by:

     o    Developing integrated solutions

     o    Continuing to grow our global presence in growth markets

     o    Focusing on customer needs

     o    Encouraging entrepreneurial corporate attitude and spirit

     o    Fostering a mindset of controlling cost

     o    Pursuing strategic acquisitions

Summary

     We believe we can continue to be successful in our two core business segments -Hospitality Technology and Government Contracting- because of our focus and industry expertise. In addition, our operations will benefit from our efficient supply chain and economies of scale as we leverage our suppliers and distribution operations. We remain committed to streamlining our operations and improving our return on invested capital through a variety of initiatives.

     The following table sets forth the Company's revenues by reportable segment for the year ended December 31 (in thousands):

                                   2005               2004             2003
                              -------------     --------------    -------------
Revenues:
  Hospitality                 $     149,457     $      124,969    $      98,088
  Government                         56,182             49,915           41,682
                              -------------     --------------    -------------
Total consolidated revenue    $     205,639     $      174,884    $     139,770
                              =============     ==============    =============

     The following discussion and analysis highlights items having a significant effect on operations during the three year period ended December 31, 2005. This discussion may not be indicative of future operations or earnings. It should be read in conjunction with the audited annual consolidated financial statements and notes thereto and other financial and statistical information included in this report.

Results of Operations  --  2005 Compared to 2004

     The Company reported revenues of $205.6 million for the year ended December 31, 2005, an increase of 18% from the $174.9 million reported for the year ended December 31, 2004. The Company's net income for the year ended December 31, 2005 was $9.4 million, or $.64 diluted net income per share, compared to net income of $5.6 million and $.41 per diluted share for the same period in 2004.

     Product revenues from the Company's Hospitality segment were $91.1 million for the year ended December 31, 2005, an increase of 18% from the $77.5 million recorded in 2004. This increase of $13.6 million is due to an $8.5 million increase in sales to domestic customers. Key restaurant customers contributing to this increase were Chick-fil-A, CKE and Papa Murphy's. Also contributing were sales to numerous resort and spa customers. In the international market place, sales of the Company's products increased $5.1 million. The primary reason for this growth was sales to McDonald's restaurants. Sales to the Company's resort and spa customers also contributed to the international growth.

     Customer Service revenues are also generated by the Company's Hospitality segment. The Company's service offerings include system integration, installation, training, twenty-four hour help desk support and various depot and on-site service options. Customer Service revenues were $58.3 million for the year ended December 31, 2005, an increase of 23% from the $47.5 million for the same period in 2004. This increase was due primarily to systems integration and software maintenance revenues associated with the Company's resort and spa customers. Additionally, the Company increased its field service and support center revenue for its restaurant customers by 14% or $2.8 million due to expansion of the Company's customer base. This was partially offset by a decline in installation revenue due to a greater number of customer's performing self-installation.

     Contract revenues from the Company's Government segment were $56.2 million for the year ended December 31, 2005, an increase of 13% when compared to the $49.9 million recorded in the same period in 2004. Contributing to this growth was a $2.1 million increase in information technology outsourcing revenue from contracts for facility operations at critical U.S. Department of Defense telecommunication sites across the globe. These outsourcing operations provided by the Company directly support U.S. Navy, Air Force and Army operations as they seek to convert their military information technology communications facilities into contractor-run operations and to meet new requirements with contractor support. Also contributing to this increase was a $1.8 million increase in revenue under the Company's Logistics Management Program. The balance of the increase was due to several contracts in applied technology.

     Product margins for the year ended December 31, 2005 were 41.4%, an increase of 760 basis points from the 33.8% for the year ended December 31, 2004. This increase in margins was primarily attributable to higher software revenue. This software revenue was generated from the Company's resort, spa and restaurant customers. The increase was also due to a large integration project for a major customer in 2004 that involved lower margin peripheral hardware products. This project has been substantially completed in 2005.

     Customer Service margins were 24.2% for the year ended December 31, 2005 compared to 16.2% for the same period in 2004, an increase of 800 basis points. This increase was due to service integration and software maintenance revenue at higher margins associated with the Company's resort and spa products. The increase was also due to additional service contracts from restaurant customers and the Company's ability to leverage its service infrastructure.

     Contract margins were 6.7% for the year ended December 31, 2005 versus 6.5% for the same period in 2004. In 2005, the margin increase resulted from higher margins on certain fixed price contracts partially offset by higher than anticipated award fees in 2004 on certain image and digital processing contracts. The most significant components of contract costs in 2005 and 2004 were labor and fringe benefits. For the year ended December 31, 2005 labor and fringe benefits were $39.4 million or 75% of contract costs compared to $35.9 million or 77% of contract costs for the same period in 2004.

     Selling, general and administrative expenses are virtually all related to the Company's Hospitality segment. Selling, general and administrative expenses for the year ended December 31, 2005 were $30.9 million, an increase of 40% from the $22.1 million expended for the same period in 2004. The increase was primarily attributable to a rise in selling and marketing expenses due to sales of the Company's new resort and spa software products and the Company's traditional hardware products. Also contributing to the increase was an investment in the Company's restaurant sales force and the cost of compliance with the Sarbanes-Oxley regulations.

     Research  and  development  expenses  relate  primarily  to  the  Company's
Hospitality segment. However, in 2004, approximately 4% of these expenses related to the Company's Logistics Management Program. Research and development expenses were $9.4 million for the year ended December 31, 2005, an increase of 49% from the $6.3 million recorded in 2004. The increase was primarily attributable to the Company's investment in its recently acquired resort and spa products. The Company also continues to invest in its restaurant hardware and software products. Partially offsetting this increase was a decline in the investment in the Company's Logistic Management Program as new U.S. Government funding is in place.

     Amortization of identifiable intangible assets was $1 million for the year ended December 31, 2005 compared to $245,000 for 2004. The increase is primarily due to a full year of amortization relating to the acquisition of Springer-Miller Systems, Inc. on October 1, 2004.

     Other income, net, was $743,000 for the year ended December 31, 2005 compared to $1.1 million for the same period in 2004. Other income primarily includes rental income and foreign currency gains and losses. The decrease in 2005 resulted primarily from a decline in foreign currency gains when compared to 2004.

     Interest expense represents interest charged on the Company's short-term borrowing requirements from banks and from long-term debt. Interest expense was $287,000 for the year ended December 31, 2005 as compared to $295,000 in 2004. The Company experienced a higher borrowing interest rate in 2005 which was offset by a lower average borrowings outstanding in 2005 when compared to 2004.

     For the year ended December 31, 2005, the Company's effective income tax rate was 36.2%, compared to 39.8% in 2004. The variance from the federal statutory rate in 2005 was primarily due to state income taxes. The variance from the federal statutory rate in 2004 was primarily due to state and foreign income taxes.

Results of Operations  --  2004 Compared to 2003

     The Company reported revenues of $174.9 million for the year ended December 31, 2004, an increase of 25% from the $139.8 million reported for the year ended December 31, 2003. The Company's net income for the year ended December 31, 2004 was $5.6 million, or $.41 net income per diluted share, compared to net income of $2.4 million and $.18 per diluted share for the same period in 2003.

     Product revenues from the Company's Hospitality segment were $77.5 million for the year ended December 31, 2004, an increase of 29% from the $60.2 million recorded in 2003. The primary factor contributing to the increase was sales to McDonald's which increased 75% or $14.9 million over 2003. Due to its recent strong financial performance, McDonald's was investing in capital equipment to upgrade its restaurants, triggering increased sales of the Company's products. An additional factor contributing to the increase in product revenues was a $4.2 million increase in sales to CKE Restaurants. Software revenue from the Company's new resort and spa customers also contributed to this growth. A partially offsetting factor was a $2.3 million decline in sales to Loews Complex due to the timing of customer requirements.

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

     For the year ended December 31, 2004, the Company's effective income tax rate was 39.8%, compared to 36.3% in 2003. The variance from the federal statutory rate in 2004 was primarily due to state and foreign income taxes. The variance from the federal statutory rate in 2003 was primarily due to state income taxes partially offset by a decrease in the valuation allowance for certain tax credits.

Liquidity and Capital Resources

     The Company's primary sources of liquidity have been cash flow from operations and lines of credit with various banks. Cash provided by continuing operations was $11.7 million for the year ended December 31, 2005 compared to $19.7 million for 2004. In 2005, cash flow was generated primarily from operating profits, the tax benefit generated from the exercise of stock options and the timing of vendor payments for material purchases. This was partially offset by an increase in accounts receivable and inventory. In 2004, cash flow benefited from operating profits for the period, a reduction in inventory, and timing of salary and benefit payments.

     Cash used in investing activities was $9.5 million for the year ended December 31, 2005 versus $15.8 million for the same period in 2004. In 2005, capital expenditures were $1.7 million and were principally for manufacturing and research and development equipment. Capitalized software costs relating to software development of Hospitality segment products were $617,000 in 2005. In 2004, capital expenditures were $1.6 million and were primarily for manufacturing equipment and information technology equipment and software for internal use. Capitalized software costs relating to software development of Hospitality segment products were $804,000 in 2004. In 2005, the Company used $7.2 million in cash for acquisitions, the majority of which was for PixelPoint Technologies. In 2004, cash used for the acquisition of Springer-Miller Systems, Inc. was $13.4 million.

     Cash used by financing activities was $5 million for the year ended December 31, 2005 versus $3.8 million of cash provided for 2004. In 2005, the Company reduced its short-term bank borrowings by $6.7 million and received $1.8 million from the exercise of employee stock options. During 2004, the Company increased its short-term bank borrowings by $3.3 million and received $585,000 from the exercise of employee stock options.

     The Company has an aggregate availability of $20,000,000 in bank lines of credit. One line totaling $12,500,000 bears interest at the bank borrowing rate (6.6% at December 31, 2005) and is subject to loan covenants including a debt to tangible net worth ratio of 1.4 to 1; a minimum working capital requirement of at least $25,000,000; and a debt coverage ratio of 4 to 1. The total amount of credit available under this facility at a given time is based on (a) 80% of the Company's accounts receivable under 91 days outstanding attributable to the Company's Hospitality segment and (b) 40% of the Company's inventory, excluding work in process. The total amount of this facility was available at December 31, 2005. This line expires on April 30, 2006. The second line of $7,500,000 allows the Company, at its option, to borrow funds at the LIBOR rate plus the applicable interest rate spread or at the bank's prime lending rate (7.25% at December 31, 2005). This facility contains certain loan covenants including a leverage ratio of not greater than 4 to 1 and a fixed charge coverage ratio of not less than 4 to 1. This line expires on October 30, 2006. Both lines are collateralized by certain accounts receivable and inventory. The Company was in compliance with all loan covenants on December 31, 2005. At December 31, 2005 and 2004, there was $3,500,000 and $10,246,000 outstanding under these lines, respectively. The weighted average interest rate paid by the Company during 2005 was 5.6% and 4.2% during 2004. The Company anticipates that it will renew these lines for a three-year period at similar terms.

     The Company has a $2 million mortgage loan on certain real estate. The Company's future principal payments under this mortgage are as follows (in thousands):

                   2006                        $     76
                   2007                              81
                   2008                              88
                   2009                              95
                   2010                           1,684
                                               --------
                                               $  2,024
                                               ========


     The Company future minimum obligations under non-cancelable operating leases are as follows (in thousands):

                   2006                        $  2,180
                   2007                           1,382
                   2008                           1,256
                   2009                             984
                   2010                             461
                   Thereafter                       167
                                               --------
                                               $  6,430
                                               ========

     During fiscal year 2006, the Company anticipates that its capital requirements will be approximately $2 million. The Company does not usually enter into long term contracts with its major Hospitality segment customers. The Company commits to purchasing inventory from its suppliers based on a combination of internal forecasts and the actual orders from customers. This process, along with good relations with suppliers, minimizes the working capital investment required by the Company. Although the Company lists two major customers, McDonald's and Yum! Brands, it sells to hundreds of individual franchisees of these corporations, each of which is individually responsible for its own debts. These broadly made sales substantially reduce the impact on the Company's liquidity if one individual franchisee reduces the volume of its purchases from the Company in a given year. The Company, based on internal forecasts, believes its existing cash, line of credit facilities and its anticipated operating cash flow will be sufficient to meet its cash requirements through at least the next twelve months. However, the Company may be required, or could elect, to seek additional funding prior to that time. The Company's future capital requirements will depend on many factors including its rate of revenue growth, the timing and extent of spending to support product development efforts, expansion of sales and marketing, the timing of introductions of new products and enhancements to existing products, and market acceptance of its products. The Company cannot assure that additional equity or debt financing will be available on acceptable terms or at all. The Company's sources of liquidity beyond twelve months, in management's opinion, will be its cash balances on hand at that time, funds provided by operations, funds available through its lines of credit and the long-term credit facilities that it can arrange.

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

Revenue Recognition Policy

     The Company recognizes revenue generated by the Hospitality segment using the guidance from SEC Staff Accounting Bulletin No. 104, "Revenue Recognition" and the AICPA Statement of Position (SOP) 97-2, "Software Revenue Recognition," and other applicable revenue recognition guidance and interpretations. Product revenue consists of sales of the Company's standard point-of-sale and property management systems of the Hospitality segment. The Company recognizes revenue from the sale of complete restaurant systems (which primarily includes hardware or hardware and software) upon delivery to the customer site or upon installation for certain software products. For restaurant systems that are self-installed by the customer or an unrelated third party and for component sales or supplies, the Company recognizes revenue at the time of shipment. In addition to product sales, the Company may provide installation and training services, and also offers maintenance contracts to its customers. Installation and training service revenues are recognized as the services are performed. The Company's other service revenues, consisting of support, field and depot repair, are provided to customers either on a time and materials basis or under its maintenance contracts. Services provided on a time and materials basis are recognized as the services are performed. Service revenues from maintenance contracts are recognized ratably over the related contract period.

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

Inventories

     The Company's inventories are valued at the lower of cost or market, with cost determined using the first-in, first-out (FIFO) method. The Company uses certain estimates and judgments and considers several factors including product demand and changes in technology to provide for excess and obsolescence reserves to properly value inventory.

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

Goodwill

     Following Financial Accounting Standards Board issuance of Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets", (SFAS 142), the Company tests all goodwill for impairment annually, or more frequently if circumstances indicate potential impairment. The Company has elected to annually test for impairment in the fourth quarter of its fiscal year.

Taxes

     The Company has significant amounts of deferred tax assets that are reviewed for recoverability and valued accordingly. These assets are evaluated by using estimates of future taxable income and the impact of tax planning strategies. Valuations related to tax accruals and assets can be impacted by changes to tax codes, changes in statutory tax rates and the Company's estimates of its future taxable income levels.

Item 7A: Quantitative and Qualitative Disclosures about Market Risk

INFLATION

     Inflation had little effect on revenues and related costs during 2005. Management anticipates that margins will be maintained at acceptable levels to minimize the effects of inflation, if any.

INTEREST RATES

     As of December 31, 2005, the Company has $2 million in variable rate long-term debt and $3.5 million in variable rate short-term debt. The Company believes that an adverse change in interest rates of 100 basis points would not have a material impact on our business, financial conditions, results of operations or cash flows.

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

Item 8: Financial Statements and Supplementary Data

     The Company's 2005 Consolidated financial statements, together with the report thereon of KPMG LLP dated March 10, 2006, are included elsewhere herein. See Item 15 for a list of Financial Statements.

Item 9A: Controls and Procedures

     1.   Evaluation of Disclosure Controls and Procedures.

     Based on an evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d - 15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Annual Report on Form 10-K, conducted under the supervision of and with the participation of the Company's chief executive officer and chief financial officer and such officers have concluded that the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner.

     2.   Management's Report on Internal Control over Financial Reporting.

     PAR's management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control system was designed to provide reasonable assurance to management and the Board of Directors regarding the preparation and fair presentation of published financial statements in accordance with U.S. generally accepted accounting principles. For the year ended December 31, 2005, the Company engaged the accounting firm of Bowers & Company CPAs, PLLC to assist the Company document its internal controls over financial reporting.

     A company's internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

     All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of inherent limitations due to, for example, the potential for human error or circumvention of controls, internal controls over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     PAR's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated framework. Based on its assessment, management believes that, as of December 31, 2005, the Company's internal control over financial reporting is effective based on those criteria. This evaluation excluded the internal control over financial reporting of PixelPoint Technologies (PixelPoint) which the Company acquired on October 4, 2005. Management did not have adequate time to gather sufficient evidence about the design and operating effectiveness of internal control over financial reporting for PixelPoint from the date of acquisition through December 31, 2005, therefore, Management was not able to perform an evaluation with respect to the effectiveness of internal control over financial reporting for PixelPoint. As of December 31, 2005, the total assets, net revenues, and income from continuing operations before provision for income taxes of PixelPoint comprised 6.1%, 0.4%, and 1.7% of the consolidated total assets, net revenues, and income from continuing operations before provision for income taxes of the Company.

     PAR's independent registered public accounting firm, KPMG LLP, has issued a report on the Company's assessment of its internal control over financial reporting. This report appears below.

     3.   Report of Independent Registered Public Accounting Firm.


     The Board of Directors and Shareholders
     PAR Technology Corporation:


     We have  audited  management's  assessment,  included  in the  accompanying
Management's Report on Internal Control over Financial Reporting, that PAR Technology Corporation and subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). PAR Technology Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment , testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

     A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     In our opinion, management's assessment that PAR Technology Corporation and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by COSO. Also, in our opinion, PAR Technology Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by COSO.

     PAR Technology Corporation acquired PixelPoint Technologies, Inc. on October 4, 2005, and management excluded from its assessment of the effectiveness of PAR Technology Corporation's internal control over financial reporting as of December 31, 2005, PixelPoint Technologies, Inc.'s internal control over financial reporting associated with total assets, net revenues, and income from continuing operations before provision for income taxes comprising 6.1%, 0.4 %, and 1.7% of the consolidated total assets, net revenues, and income from continuing operations before provision for income taxes of PAR Technology Corporation and subsidiaries as of and for the year ended December 31, 2005. Our audit of internal control over financial reporting of PAR Technology Corporation also excluded an evaluation of the internal control over financial reporting of PixelPoint Technologies, Inc.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of PAR Technology Corporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 10, 2006 expressed an unqualified opinion on those consolidated financial statements.


                                            /s/ KPMG LLP


Syracuse, New York
March 10, 2006



     4. Changes in internal controls. During the period covered by this Annual Report on Form 10-K, there were no changes in the Company's internal control over financial reporting (as defined in Rule 13 a-15(f)) that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

Item 10: Directors and Executive Officers of the Registrant

     The directors and executive officers of the Company and their respective ages and positions are:



            Name               Age                       Position
------------------------       ---       ------------------------------------------------

Dr. John W. Sammon, Jr.         66       Chairman, President and Chief Executive Officer,
                                         PAR Technology Corporation

Charles A. Constantino          66       Executive Vice President and Director,
                                         PAR Technology Corporation

Sangwoo Ahn                     67       Director, PAR Technology Corporation

J. Whitney Haney                71       Director, PAR Technology Corporation

Kevin R. Jost                   51       Director, PAR Technology Corporation

James A. Simms                  46       Director, PAR Technology Corporation

Gregory T. Cortese              56       Chief Executive Officer & President ParTech, Inc.,
                                         General Counsel and Secretary,
                                         PAR Technology Corporation

Albert Lane, Jr.                64       President, PAR Government Systems Corporation
                                         and Rome Research Corporation

Ronald J. Casciano              52       Vice President, Chief Financial Officer
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

     Mr. James A. Simms was appointed a director of the Company in October, 2001. Mr. Simms is currently a senior investment banker with Janney, Montgomery, Scott.

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

     Mr. Ronald J. Casciano, CPA, was promoted to Vice President, Chief Financial Officer, Treasurer of PAR Technology Corporation in June, 1995.

Item 11: Executive Compensation

     The information required by this item will appear under the caption "Executive Compensation" in our 2006 definitive proxy statement for the annual meeting of stockholders in May 2006 and is incorporated herein by reference.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The information required by this item will appear under the caption "Security Ownership Of Management And Certain Beneficial Owners" in our 2006 definitive proxy statement for the annual meeting of stockholders in May 2006 and is incorporated herein by reference.

Item 13: Certain Relationships and Related Transactions

     The information required by this item will appear under the caption "Executive Compensation" in our 2006 definitive proxy statement for the annual meeting of stockholders in May 2006 and is incorporated herein by reference.

Item 14: Principal Accountant Fees and Services

     The response to this item will appear under the caption "Principal Accountant Fees and Services" in our 2006 definitive proxy statement for the annual meeting of stockholders to be held in May 2006 and is incorporated herein by reference.

                                     PART IV

Item 15:  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

 (a)   Documents filed as a part of the Form 10-K

              Financial Statements:
              ---------------------

              Report of Independent Registered Public Accounting Firm

              Consolidated Balance Sheets at December 31, 2005 and 2004

              Consolidated Statements of Income for the three years ended December 31, 2005

              Consolidated Statements of Comprehensive Income for the three years ended December 31, 2005

              Consolidated Statements of Changes in Shareholders' Equity for the three years ended December 31, 2005

              Consolidated Statements of Cash Flows for the three years ended December 31, 2005

              Notes to Consolidated Financial Statements

                                     PART IV

Item 15: Exhibits, Financial Statement Schedules, and Reports on Form 8-K (Continued)

(b)  Reports on Form 8-K

          On October 27, 2005, PAR Technology Corporation furnished a report on Form 8-K pursuant to Item 2.02 (Results of Operations and Financial Condition) of that Form relating to its financial information for the quarter ended September 30, 2005, as presented in a press release October 27, 2005 and furnished thereto as an exhibit.

          On November 15, 2005, PAR Technology Corporation furnished a report on Form 8-K pursuant to Item 5.02 (Appointment of New Director) and Item 8.01 (Other Events) of that Form relating to the approved increase in the number of Board seats from 6 to 7 and Dr. Paul Nielsen being elected to fill the newly created seat.

          On November 15, 2005, PAR Technology Corporation furnished a report on Form 8-K pursuant to Item 8.01 (Other Events) and Item 9.01 (Financial Statements and Exhibits) of that Form relating to the Company approving a 3 for 2 split as presented in a press release dated November 15, 2005 and furnished thereto as an exhibit.

          On December 19, 2005, PAR Technology Corporation furnished a report on Form 8-K pursuant to Item 8.01 (Other Events) of that Form pertaining to the availability of certain Corporate Governance documents.

(c)    Exhibits

          See list of exhibits on page 79

             Report of Independent Registered Public Accounting Firm


The Board of Directors and Shareholders
PAR Technology Corporation:

We have audited the consolidated financial statements of PAR Technology Corporation and subsidiaries as of December 31, 2005 and 2004, and for each of the years in the three-year period ended December 31, 2005, as listed in the accompanying index. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PAR Technology Corporation and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005 in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of PAR Technology Corporation's internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 10, 2006 expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.

Our report dated March 10, 2006 on management's assessment of the effectiveness of internal control over financial reporting and the effectiveness of internal control over financial reporting as of December 31, 2005, contains an explanatory paragraph that states PAR Technology Corporation acquired PixelPoint Technologies, Inc. on October 4, 2005, and management excluded from its assessment of the effectiveness of PAR Technology Corporation's internal control over financial reporting as of December 31, 2005, PixelPoint Technologies, Inc.'s internal control over financial reporting associated with total assets, net revenues, and income from continuing operations before provision for income taxes comprising 6.1%, 0.4 %, and 1.7% of the consolidated total assets, net revenues, and income from continuing operations before provision for income taxes of PAR Technology Corporation and subsidiaries as of and for the year ended December 31, 2005. Our audit of internal control over financial reporting of PAR Technology Corporation also excluded an evaluation of the internal control over financial reporting of PixelPoint Technologies, Inc.


                                   /s/KPMG LLP

Syracuse, New York
March 10, 2006

                           CONSOLIDATED BALANCE SHEETS
                       (in thousands except share amounts)

                                                        December 31,
                                                  ----------------------
                                                     2005         2004
Assets                                            ----------   ---------
Current assets:
     Cash and cash equivalents ................   $   4,982    $   8,696
     Accounts receivable-net ..................      40,781       32,702
     Inventories-net ..........................      29,562       27,047
     Income tax refunds .......................         879         --
     Deferred income taxes ....................       5,690        6,634
     Other current assets .....................       2,598        2,617
                                                  ---------    ---------
         Total current assets .................      84,492       77,696

Property, plant and equipment - net ...........       8,044        8,123
Goodwill ......................................      20,622       15,379
Intangible assets - net .......................       9,904        9,235
Other assets ..................................       2,087        1,319
                                                  ---------    ---------
                                                  $ 125,149    $ 111,752
                                                  =========    =========
Liabilities and Shareholders' Equity
Current liabilities:
     Current portion of long-term debt ........   $      76    $      90
     Borrowings under lines of credit .........       3,500       10,246
     Accounts payable .........................      12,703        9,486
     Accrued salaries and benefits ............       9,725        8,072
     Accrued expenses .........................       2,203        2,998
     Customer deposits ........................       3,973        4,861
     Deferred service revenue .................      11,332        9,083
     Net liabilities of discontinued operation          149          323
                                                  ---------    ---------
         Total current liabilities ............      43,661       45,159
                                                  ---------    ---------
Long-term debt ................................       1,948        2,005
                                                  ---------    ---------
Deferred income taxes .........................         201          194
                                                  ---------    ---------
Other long-term liabilities ...................         847          820
                                                  ---------    ---------
Commitments and contingent liabilities
Shareholders' Equity:
     Preferred stock, $.02 par value,
       1,000,000 shares authorized ............        --           --
     Common stock, $.02 par value,
       19,000,000 shares authorized;
       15,914,958 and 15,208,698 shares issued;
       14,136,654 and 13,403,184 outstanding ..         318          304
     Capital in excess of par value ...........      37,271       31,459
     Retained earnings ........................      47,442       38,010
     Accumulated other comprehensive loss .....        (611)        (181)
     Treasury stock, at cost,
       1,778,304 and 1,805,514 shares .........      (5,928)      (6,018)
                                                  ---------    ---------
         Total shareholders' equity ...........      78,492       63,574
                                                  ---------    ---------
                                                  $ 125,149    $ 111,752
                                                  =========    =========

See accompanying notes to consolidated financial statements

                        CONSOLIDATED STATEMENTS OF INCOME
                     (in thousands except per share amounts)

                                                            Year ended December 31,
                                                      -----------------------------------
                                                         2005         2004        2003
                                                      ---------    ---------    ---------
Net revenues:
     Product ......................................   $  91,130    $  77,503    $  60,223
     Service ......................................      58,327       47,466       37,865
     Contract .....................................      56,182       49,915       41,682
                                                      ---------    ---------    ---------
                                                        205,639      174,884      139,770
                                                      ---------    ---------    ---------
Costs of sales:
     Product ......................................      53,443       51,287       39,024
     Service ......................................      44,205       39,769       32,140
     Contract .....................................      52,405       46,682       39,613
                                                      ---------    ---------    ---------
                                                        150,053      137,738      110,777
                                                      ---------    ---------    ---------

           Gross margin ...........................      55,586       37,146       28,993
                                                      ---------    ---------    ---------
Operating expenses:
     Selling, general and administrative ..........      30,867       22,106       19,340
     Research and development .....................       9,355        6,270        5,310
     Amortization of identifiable intangible assets       1,030          245           --
                                                      ---------    ---------    ---------
                                                         41,252       28,621       24,650
                                                      ---------    ---------    ---------
Operating income ..................................      14,334        8,525        4,343
Other income, net .................................         743        1,134          582
Interest expense ..................................        (287)        (295)        (540)
                                                      ---------    ---------    ---------

Income from continuing operations
  before provision for income taxes ...............      14,790        9,364        4,385
Provision for income taxes ........................      (5,358)      (3,729)      (1,593)
                                                      ---------    ---------    ---------
Income from continuing operations .................       9,432        5,635        2,792
                                                      ---------    ---------    ---------
Discontinued operations:
     Loss from operations of
        discontinued component ....................        --           --           (570)
     Income tax benefit ...........................        --           --            207
                                                      ---------    ---------    ---------
     Loss from discontinued operations ............        --           --           (363)
                                                      ---------    ---------    ---------
Net income ........................................   $   9,432    $   5,635    $   2,429
                                                      =========    =========    =========



                                    Continued

                     (in thousands except per share amounts)


                                                  Year ended December 31,
                                         ------------------------------------
                                            2005         2004          2003
                                         ----------   ----------   ----------
Earnings per share:
Basic:
     Income from continuing operations   $      .68   $      .43   $      .22
     Loss from discontinued operations   $       --   $       --   $     (.03)
           Net income ................   $      .68   $      .43   $      .19
Diluted:
     Income from continuing operations   $      .64   $      .41   $      .21
     Loss from discontinued operations   $       --   $       --   $     (.03)
           Net income ................   $      .64   $      .41   $      .18
Weighted average shares outstanding
     Basic ...........................       13,792       13,044       12,657
                                         ==========   ==========   ==========
     Diluted .........................       14,648       13,845       13,291
                                         ==========   ==========   ==========



See accompanying notes to consolidated financial statements



                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (in thousands)

                                                          Year ended December 31,
                                                    --------------------------------
                                                       2005       2004         2003
                                                    --------    --------    --------

Net income                                          $  9,432    $  5,635    $  2,429
Other comprehensive income (loss), net of tax:
     Foreign currency translation adjustments           (430)       (138)        773
                                                    --------    --------    --------
Comprehensive income                                $  9,002    $  5,497    $  3,202
                                                    ========    ========    ========



See accompanying notes to consolidated financial statements


           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


                                                                            Accumulated
                                       Common Stock     Capital in              Other                         Total
                                       ------------     excess of  Retained  Comprehensive  Treasury Stock   Shareholders'
(in thousands)                      Shares     Amount   Par Value  Earnings  Income (Loss) Shares    Amount     Equity
                                    ------     ------   ---------  --------   --------     ------    ------     ------
Balances at
    December 31, 2002 ............   14,655     $   293    $28,828   $29,946   $  (816)    (2,116)   $(7,053)   $ 51,198

Net income ......................                                      2,429                                       2,429
Issuance of common stock upon the
  exercise of stock options,
  net of tax benefit ............       294           6        833                                                   839
Translation adjustments .........                                                  773                               773
                                     ------      ------     ------    ------    ------     ------     ------     -------
Balances at
   December 31, 2003 ............    14,949         299     29,661    32,375       (43)    (2,116)    (7,053)     55,239

Net income ......................                                      5,635                                       5,635
Issuance of common stock upon the
  exercise of stock options,
  net of tax benefit ............       260           5        948                                                   953
Issuance of treasury stock for
  business acquisition ..........                              850                            310      1,035       1,885
Translation adjustments .........                                                 (138)                             (138)
                                     ------      ------     ------    ------    ------     ------     ------     -------
Balances at
   December 31, 2004 ............    15,209         304     31,459    38,010      (181)    (1,806)    (6,018)     63,574

Net income ......................                                      9,432                                       9,432
Issuance of common stock upon the
  exercise of stock options,
  net of tax benefit ............       706          14      5,360                                                 5,374
Issuance of treasury stock for
  business acquisition ..........                              452                             28         90         542
Translation adjustments .........                                                 (430)                             (430)
                                     ------     -------     ------    ------    ------     ------     ------     -------
Balances at
   December 31, 2005 ............    15,915    $    318    $37,271   $47,442   $  (611)    (1,778)   $(5,928)   $ 78,492
                                     ======    ========    =======   =======   =======    =======    =======    ========



See accompanying notes to consolidated financial statements



                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                 Year ended December 31,
                                                           --------------------------------
                                                             2005        2004        2003
                                                           --------    --------    --------
Cash flows from operating activities:
 Net income ............................................   $  9,432    $  5,635    $  2,429
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Net loss from discontinued operations ................         --          --          363
Depreciation and amortization ..........................      3,755       2,812       2,815
Provision for bad debts ................................      1,063         689         968
Provision for obsolete inventory .......................      3,942       4,007       2,957
Tax benefit of stock option exercises ..................      3,544         368         161
Deferred income tax ....................................      1,213       3,014         809
  Changes in operating assets and liabilities:
   Accounts receivable .................................     (9,101)        246      (7,001)
   Inventories .........................................     (6,419)      1,046        (577)
   Income tax refunds ..................................       (879)         --          --
   Other current assets ................................        132         178         166
   Other assets ........................................       (756)       (825)        (20)
   Accounts payable ....................................      2,705         567         (70)
   Accrued salaries and benefits .......................      1,653       2,119         846
   Accrued expenses ....................................       (831)        (43)        394
   Customer deposits ...................................       (888)       (132)         --
   Deferred service revenue ............................      2,249          42        (757)
   Other long-term liabilities .........................        847          --          --
                                                           --------    --------    --------
    Net cash provided by continuing
     operating activities ..............................     11,661      19,723       3,483
    Net cash used in discontinued operations ...........       (174)       (235)        (88)
                                                           --------    --------    --------
    Net cash provided by operating activities ..........     11,487      19,488       3,395
                                                           --------    --------    --------
Cash flows from investing activities:
 Capital expenditures ..................................     (1,682)     (1,598)       (415)
 apitalization of software costs .......................       (617)       (804)       (809)
 Business acquisitions, net of cash acquired ...........     (7,223)    (13,364)         --
                                                           --------    --------    --------
Net cash used in investing activities ..................     (9,522)    (15,766)     (1,224)
                                                           --------    --------    --------
Cash flows from financing activities:
   Net borrowings (payments) under
    line-of-credit agreements ..........................     (6,746)      3,257      (2,560)
   Payments of long-term debt ..........................        (71)        (86)        (85)
   Proceeds from the exercise of stock options .........      1,830         585         678
                                                           --------    --------    --------
        Net cash provided (used) by financing activities     (4,987)      3,756      (1,967)
                                                           --------    --------    --------



                                    Continued

                                 (in thousands)

                                                  Year ended December 31,
                                               ----------------------------
                                                 2005       2004      2003
                                              --------   --------   -------

Effect of exchange rate changes on cash and
  cash equivalents ........................      (692)      (249)       773
                                              -------    -------    -------
Net increase (decrease) in cash
  and cash equivalents ....................    (3,714)     7,229        977
Cash and cash equivalents at
  beginning of year .......................     8,696      1,467        490
                                              -------    -------    -------
Cash and cash equivalents at
  end of year .............................   $ 4,982    $ 8,696    $ 1,467
                                              =======    =======    =======



Supplemental  disclosures  of cash flow  information:

     Cash paid during the year for:

     Interest ...................             $   304    $   280    $   553
     Income taxes, net of refunds               1,586        537        291




See accompanying notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 -- Summary of Significant Accounting Policies

Basis of consolidation

     The consolidated financial statements include the accounts of PAR Technology Corporation and its subsidiaries (ParTech, Inc., PAR Springer-Miller Systems, Inc., PixelPoint ULC, PAR Government Systems Corporation, Rome Research Corporation and Ausable Solutions, Inc.), collectively referred to as the "Company." All significant intercompany transactions have been eliminated in consolidation.

Revenue recognition

     The Company recognizes revenue generated by the Hospitality segment using the guidance from SEC Staff Accounting Bulletin No. 104, "Revenue Recognition" and the AICPA Statement of Position (SOP) 97-2, "Software Revenue Recognition," and other applicable revenue recognition guidance and interpretations. Product revenue consists of sales of the Company's standard point-of-sale and property management systems of the Hospitality segment. The Company recognizes revenue from the sale of complete restaurant systems (which primarily includes hardware or hardware and software) upon delivery to the customer site or upon installation for certain software products. For restaurant systems that are self-installed by the customer or an unrelated third party and for component sales or supplies, the Company recognizes revenue at the time of shipment. In addition to product sales, the Company may provide installation and training services, and also offers maintenance contracts to its customers. Installation and training service revenues are recognized as the services are performed. The Company's other service revenues, consisting of support, field and depot repair, are provided to customers either on a time and materials basis or under its maintenance contracts. Services provided on a time and materials basis are recognized as the services are performed. Service revenues from maintenance contracts are recognized ratably over the related contract period.

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

 Inventories

     The Company's inventories are valued at the lower of cost or market, with cost determined using the first-in, first-out (FIFO) method. The Company uses certain estimates and judgments and considers several factors including product demand and changes in technology to provide for excess and obsolescence reserves to properly value inventory.

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

Other long-term liabilities

     In 2005, other long-term liabilities relates to the Company's deferred compensation plan (see Note 10). In 2004, other long-term liabilities consisted of an obligation owed to a third party as a result of the acquisition of Springer-Miller Systems, Inc. Based on the provisions of the purchase agreement, this $820,000 liability did not come to fruition and was properly adjusted as a reduction to goodwill in 2005.

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

Other income

     The components of other income for the three years ending December 31, are as follows:

                                            Year ended December 31
                                               (in thousands)
                                    ----------------------------------
                                      2005         2004         2003
                                    -------      --------     --------
Currency gains ...............      $  186        $  502       $   95
Rental income-net ............         320           349          441
Other ........................         237           283           46
                                    ------        ------       ------
                                    $  743        $1,134       $  582
                                    ======        ======       ======

Identifiable intangible assets

     The Company capitalizes certain costs related to the development of computer software used in its Hospitality products segment under the requirements of Statement of Financial Accounting Standards (SFAS) No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed". Software development costs incurred prior to establishing technological feasibility are charged to operations and included in research and development costs. Software development costs incurred after establishing feasibility are capitalized and amortized on a product-by-product basis when the product is available for general release to customers. Annual amortization, charged to cost of sales, is computed using the straight-line method over the remaining estimated economic life of the product, generally three years. Amortization of capitalized software costs amounted to $834,000, $996,000 and $1,185,000 in 2005, 2004, and 2003, respectively.

     The Company acquired identifiable intangible assets in connection with its acquisitions in 2005 and 2004. Amortization of identifiable intangible assets amounted to $1,030,000 in 2005 and $245,000 in 2004. See Note 2 for additional details.

     The components of identifiable intangible assets are:

                                            Year ended December 31
                                                (in thousands)
                                          -------------------------
                                             2005            2004
                                          --------        --------
    Software costs                        $  5,655        $  5,599
    Customer relationships                   3,744           2,700
    Trademarks (non-amortizable)             2,444           2,100
    Other                                      578             300
                                          --------         -------
                                            12,421          10,699
    Less accumulated amortization           (2,517)         (1,464)
                                          --------         -------
                                          $  9,904         $ 9,235
                                          ========         =======

     The future amortization of these intangible assets is as follows (in thousands):


                  2006                     1,855
                  2007                     1,598
                  2008                     1,529
                  2009                       995
                  2010                       562
                  Thereafter                 921
                                        --------
                                        $  7,460
                                        ========


     The Company has elected to test for impairment of identifiable intangible assets during the fourth quarter of its fiscal year. There was no impairment of identifiable intangible assets in 2005, 2004 and 2003.

Stock split

     On November 14, 2005, the Company's Board of Directors declared a 3 for 2 stock split in the form of a stock dividend that was distributed on January 6, 2006 to shareholders of record on December 12, 2005. All share and per share data in these consolidated financial statements and footnotes have been retroactively restated as if the stock split had occurred as of the earliest period presented.

Stock-based compensation

     In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), "Share-Based Payment" (SFAS 123R), which replaces SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS 123) and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." In April 2005, the Securities and Exchange Commission released a final rule "Amendment to Rule 4-01(a) of Regulation S-X Regarding the Compliance Date for Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment." This rule defers the date the Company is required to adopt SFAS 123R until January 1, 2006. SFAS 123R requires that all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based on their fair values.

     Had compensation cost for the Company's stock-based compensation plans been determined based on the fair values at the fiscal year 2005, 2004 and 2003 grant dates for those awards, consistent with the requirements of SFAS 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been adjusted to the proforma amounts indicated below (in thousands, except per share data):

                                            2005          2004           2003
                                          ---------    ---------      --------

     Net income                           $  9,432     $   5,635      $  2,429
     Proforma compensation expense,
       net of tax                             (410)         (354)         (118)
                                          --------     ---------      --------
     Proforma net income                  $  9,022         5,281      $  2,311
                                          ========     =========      ========

Earnings per share:
     As reported --   Basic               $    .68     $     .43      $    .19
                   -- Diluted             $    .64     $     .41      $    .18

     Proforma      -- Basic               $    .65     $     .40      $    .18
                   -- Diluted             $    .62     $     .38      $    .17


     The estimated weighted average fair value of options granted is $4.78, $1.90 and $1.01 for 2005, 2004 and 2003, respectively.

     The fair value of these  options was estimated at the date of grant using a
Black-Scholes   option  pricing  model  with  the  following   weighted  average
assumptions for 2005, 2004 and 2003:

                                       2005           2004          2003
                                       ----           ----          ----
    Risk-free interest rate            3.5%           3.2%            2.0%
    Dividend yield                     N/A            N/A             N/A
    Volatility factor                  43%            42%             44%
    Expected option life             5 Years       5 Years         5 Years


     In management's opinion the existing models do not necessarily provide a reliable measure of the fair value of its stock options because the Company's stock options have characteristics significantly different from those of traded options for which the Black-Scholes model was developed, and because changes in the subjective assumptions can materially affect fair value estimates.

 Earnings per share

     Earnings per share are calculated in accordance with Statement of Financial Accounting Standards No. 128 "Earnings per Share," which specifies the computation,  presentation,  and disclosure  requirements for earnings per share
(EPS). It requires the presentation of basic and diluted EPS. Basic EPS excludes all dilution and is based upon the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock.

     The  following  is  a   reconciliation   of  the  weighted  average  shares
outstanding for the basic and diluted EPS computations (in thousands except share and per share data):

                                                     2005               2004              2003
                                               ---------------     -------------      ------------

Net income                                     $         9,432     $      5,635       $      2,429
                                               ===============     ============       ============
Basic:
  Shares outstanding at beginning of year               13,403            12,833            12,539
  Weighted shares issued during the year                   389               211               118
                                               ---------------     -------------      ------------
  Weighted average common shares, basic                 13,792            13,044            12,657
                                               ===============     =============      ============
  Earnings per common share, basic             $           .68     $         .43      $        .19
                                               ===============     =============      ============
Diluted:
  Weighted average common shares, basic                 13,792            13,044            12,657
  Dilutive impact of stock options                         856               801               634
                                               ---------------     -------------      ------------
  Weighted average common shares, diluted               14,648            13,845            13,291
                                               ===============     =============      ============
  Earnings per common share, diluted           $           .64     $         .41      $        .18
                                               ===============     =============      ============


Use of Estimates

     The preparation of the consolidated financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include: the carrying amount of property, plant and equipment, identifiable intangible assets and goodwill, warranty reserve, valuation allowances for receivables, inventories and deferred income tax assets. Actual results could differ from those estimates.

Goodwill

     Goodwill represents the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed. Following Financial Accounting Standards Board issuance of Statement of
Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets", (SFAS 142), the Company tests all goodwill for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. The Company has elected to annually test for impairment in the fourth quarter of its fiscal year. There was no impairment of goodwill in 2005, 2004 or 2003.

     The following table reflects the changes in goodwill during the year (in thousands):

                                                        Year ended December 31,
                                                          2005         2004
                                                       ---------    ---------

     Balance at beginning of year                      $  15,379    $      598
     Acquisition of businesses during the year             6,075        14,781
     Purchase accounting adjustment related to
       prior year acquisition                               (820)           --
     Change in foreign exchange rates during
       the period                                            (12)           --
                                                       ---------     ---------
     Balance at end of year                            $  20,622     $  15,379
                                                       =========     =========


Accounting for Impairment or Disposal of Long-Lived Assets

     In accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," we evaluate the accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. SFAS 144 requires recognition of impairment of long-lived assets or asset groups if the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to such assets. If the carrying value of a long-lived asset or asset group is considered impaired, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset or asset group for assets to be held and used, or the amount by which the carrying value exceeds the fair market value less cost to dispose for assets to be disposed. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. No impairment was identified during 2005, 2004 or 2003.

     As further described in Note 3, the Company decided to dispose of its Industrial segment in August 2002 and adopted the provisions of SFAS 144 regarding the measurement, recognition and disclosure of this discontinued operation.

Reclassifications

     Amounts in prior years' consolidated financial statements are reclassified whenever necessary to conform with the current year's presentation.

New Accounting Pronouncements

     In December 2004, Financial Accounting Standards Board (FASB) issued SFAS No. 123R, a revision of Statement No. 123, Accounting for Stock-Based Compensation. This standard requires the Company to measure the cost of employee services received in exchange for equity awards based on the grant date fair value of the awards. The cost will be recognized as compensation expense over the vesting period of the awards. The Company is required to adopt SFAS 123R at the beginning of the first quarter of fiscal 2006. The standard provides for a prospective application. Under this method, the Company will begin recognizing compensation cost for equity-based compensation for all new and modified grants after January 1, 2006. In addition, the Company will recognize the unvested portion of the grant date fair value of awards issued prior to adoption based on the fair values previously calculated for disclosure purposes under SFAS 123R. At December 31, 2005, the aggregate value of unvested options, as determined using a Black-Scholes option valuation model, was $534,000. Upon adoption of SFAS 123R, a majority of this amount will be recognized over the remaining four year vesting period of these options.

     In November 2004, the FASB published SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. Statement 151 amends the guidance in Chapter 4, "Inventory Pricing" of ARB No. 43 and clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 requires that those items be recognized as current-period charges. SFAS 151 also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. SFAS 151 is effective for the Company's 2006 fiscal year and is not expected to have a material impact on the Company's consolidated financial statements.

     In May 2005, the FASB published SFAS No. 154, Accounting Changes and Error Corrections. Statement 154 replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Changes in Interim Financial Statements. The Statement changes the accounting for, and reporting of, a change in accounting principle. SFAS 154 requires retrospective application to prior period's financial statements of voluntary changes in accounting principle and changes required by new accounting standards when the standard does not include specific transition provisions, unless it is impracticable to do so. SFAS 154 is effective for accounting changes and corrections of errors in fiscal years beginning after December 15, 2005 and is not expected to have a material impact on the Company's consolidated financial statements. Early application is permitted for accounting changes and corrections of errors during fiscal years beginning after June 1, 2005.

Note 2 -- Business Acquisitions

     On October 4, 2005, the Company and its newly formed, wholly-owned Canadian subsidiary, PixelPoint, ULC (the Canadian Subsidiary), completed their acquisition of PixelPoint Technologies, Inc. (PixelPoint) pursuant to which the Canadian Subsidiary acquired all of the stock of PixelPoint. The purchase price was $7.5 million and consisted of $542,000 in Company common stock (27,210 shares of PAR Technology Corporation common stock issued out of treasury) a promissory note for $671,000 and the remainder in cash. The Company also incurred $344,000 in direct acquisition costs relating to this purchase. The purchase price is also subject to price contingencies based upon future revenue performance against certain established targets. Located in suburban Toronto, Ontario, PixelPoint Technologies, Inc. is a supplier of hospitality solutions to full-service restaurants around the globe.

     On December 6, 2005, the Company also acquired C(3)I Associates (C(3)I), a Government technology services business. The Company paid $589,000 in cash and assumed certain liabilities.

     On October 1, 2004, PAR Technology Corporation (the Company) and its wholly-owned subsidiary, PAR Springer-Miller Systems, Inc. (PSMS), completed their previously-announced transaction with Springer-Miller Systems, Inc. (Springer-Miller) and John Springer-Miller pursuant to which PSMS acquired substantially all of the assets (including the 100% equity interests in each of Springer-Miller International, LLC and Springer-Miller Canada, ULC), and assumed certain liabilities, of Springer-Miller. Springer-Miller, based in Stowe, Vermont, is a provider of hospitality management solutions for all types of hospitality enterprises including resort hotels, destination spa and golf properties, timeshare properties and casino resorts worldwide.

     The purchase price of the net assets acquired was $14,985,000 plus approximately $3,227,000 (an amount equal to the cash and cash equivalents held by Springer-Miller and its subsidiaries at the closing date of the acquisition, October 1, 2004). The Company also incurred $264,000 in direct acquisition costs relating to this purchase. The purchase price consisted of $1,885,000 in Company common stock (310,516 shares of PAR Technology Corporation common stock issued out of treasury) and the remainder in cash.

     The total purchase price for each of these acquisitions was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed by the Company based on their estimated fair values as of the respective closing date of the acquisitions. Identifiable intangible assets recorded in the acquisitions are tested for impairment in accordance with the provisions of SFAS
142. The following table presents the estimated fair value of the assets acquired and liabilities assumed:

                                                     2005            2004
                                            ---------------------  --------
                 (in thousands)             PixelPoint     C(3)I     PSMS
                  ------------               --------    --------  --------

   Cash and cash equivalents .............   $     32    $    --   $  3,227
   Other current assets ..................        185          8      2,298
   Property, plant and equipment .........        122         --        858
   Other assets ..........................        671         --         --
   Intangible assets .....................      1,634        290      7,900
   Goodwill ..............................      5,539        536     14,781
                                               ------     ------     ------
   Total assets acquired .................      8,183        834     29,064
                                               ======     ======     ======

   Deferred revenues and customer deposits         --         --      8,087
   Other current liabilities .............        303        245      1,681
     Long-term liabilities ...............         --         --        820
                                               ------     ------     ------
   Total liabilities assumed .............        303        245     10,588
                                               ------     ------     ------
   Purchase price, including
    acquisition related costs ............   $  7,880    $   589   $ 18,476
                                               ======     ======     ======


     The identifiable intangible assets acquired and their estimated useful lives (based on third party valuation) are as follows:


     (in thousands)              PixelPoint    C(3)I        PSMS    Useful Life
     --------------              ----------    -----        ----    -----------

      Software costs             $    258    $     --    $  2,800      5  Years

      Customer relationships          774         270       2,700   7 - 8 Years

      Trademarks                      344          --       2,100   Indefinite

      Others                          258          20         300   3 - 7 Years
                                  -------     -------     -------
                                  $ 1,634     $   290     $ 7,900
                                  =======     =======     =======

     On an unaudited proforma basis, assuming the completed acquisitions had occurred as of the beginning of the periods presented, the consolidated results of the Company would have been as follows (in thousands, except per share amounts):


                                          Year ended December 31,
                           -------------------------------------------------
                                2005               2004             2003
                           --------------     --------------   -------------

   Revenues ..........     $      207,552     $      189,266     $   153,733
                           ==============     ==============     ===========
   Net income ........     $        9,550     $        5,570     $     1,143
                           ==============     ==============     ===========
   Earnings per share:
        Basic ........     $          .69     $          .42     $       .09
                           ==============     ==============     ===========
        Diluted ......     $          .65     $          .39     $       .09
                           ==============     ==============     ===========

     The unaudited proforma financial information presented above gives effect to purchase accounting adjustments which have resulted or are expected to result from the acquisition. This proforma information is not necessarily indicative of the results that would actually have been obtained had the companies been combined for the periods presented.

Note 3 -- Business Operations

     During the third quarter of 2002, the Company decided to close down its unprofitable Industrial segment, Ausable Solutions, Inc., following a trend of continuous losses. The overall downturn in the global economy and specifically the manufacturing and warehousing industries, coupled with the diminishing capital expenditures of the Company's industrial customers, prevented the Company from being profitable in this particular business segment. The decision to shut down this unit has allowed the Company to focus on its two core businesses, Hospitality and Government. The Company believes that the decision to exit the Industrial segment will not have a negative impact on the Company's continuing operations. The Company's Industrial business did not have common customers with its Hospitality and Government contract businesses. The Company recorded a net loss from operations of the discontinued component of $363,000 in 2003. Liabilities of discontinued operations were $149,000 and $323,000 at December 31, 2005 and 2004, respectively.

Note 4 -- Accounts Receivable

     The Company's net accounts receivable consist of:

                                        December 31,
                                       (in thousands)
                                 -----------------------
                                    2005          2004
                                 ---------     --------
   Government segment:
        Billed .............     $  8,222      $  8,376
        Advanced billings...       (2,251)       (1,729)
                                 --------      --------
                                    5,971         6,647
                                 --------      --------
   Hospitality segment:
   Accounts receivable - net       34,810        26,055
                                 --------      --------
                                 $ 40,781      $ 32,702
                                 ========      ========


     At December  31, 2005 and 2004,  the Company had  recorded  allowances  for
doubtful   accounts  of  $1,748,000  and   $2,299,000,   respectively,   against
Hospitality accounts receivable.

Note 5 -- Inventories

     Inventories are used primarily in the manufacture, maintenance, and service of Hospitality systems. Inventories are net of related reserves. The components of inventories-net are:


                                         December 31,
                                        (in thousands)
                                  -------------------------
                                     2005             2004
                                  --------         --------

   Finished goods.......          $ 7,217          $ 6,415
   Work in process .....            1,874            1,296
   Component parts .....            4,693            2,898
   Service parts .......           15,778           16,438
                                  -------          -------
                                  $29,562          $27,047
                                  =======          =======

     The Company records reserves for shrinkage and excess and obsolete inventory. At December 31, 2005 and 2004, these amounts were $4,189,000 and $3,982,000, respectively.

Note 6 -- Property, Plant and Equipment

         The components of property, plant and equipment are:

                                          December 31,
                                         (in thousands)
                                     ---------------------
                                       2005        2004
                                     --------    --------

   Land ........................     $   253     $   253
   Buildings and improvements ..       5,632       5,687
   Rental property .............       5,426       5,304
   Furniture and equipment .....      19,013      26,860
                                     -------     -------
                                      30,324      38,104
   Less accumulated depreciation
    and amortization ...........      22,280      29,981
                                     -------     -------
                                     $ 8,044     $ 8,123
                                     =======     =======


     The estimated useful lives of buildings and improvements and rental property are twenty to twenty-five years. The estimated useful lives of furniture and equipment ranges from three to eight years. Depreciation expense recorded was $1,883,000, $1,571,000 and $1,630,000 for 2005, 2004 and 2003,
respectively.

     The Company subleases a portion of its headquarters facility to various tenants. Rent received from these leases totaled $1,038,000, $1,104,000 and $1,114,000 for 2005, 2004 and 2003, respectively.

     Future minimum rent payments due to the Company under these leases are as follows (in thousands):


                   2006              $     858
                   2007                    101
                                     ---------
                                     $     959
                                     =========

     The Company leases office space under various operating leases. Rental expense on these operating leases was approximately $2,138,000, $1,527,000 and $1,200,000 for 2005, 2004, and 2003, respectively.

     Future minimum lease payments under all noncancelable operating leases are (in thousands):


                     2006                        $     2,180
                     2007                              1,382
                     2008                              1,256
                     2009                                984
                     2010                                461
                     Thereafter                          167
                                                 -----------
                                                 $     6,430
                                                 ===========


Note 7 -- Debt

     The Company has an aggregate availability of $20,000,000 in bank lines of credit. One line totaling $12,500,000 bears interest at the bank borrowing rate (6.6% at December 31, 2005) and is subject to loan covenants including a debt to tangible net worth ratio of 1.4 to 1; a minimum working capital requirement of at least $25,000,000; and a debt coverage ratio of 4 to 1. The total amount of credit available under this facility at a given time is based on (a) 80% of the Company's accounts receivable under 91 days outstanding attributable to the Company's Hospitality segment and (b) 40% of the Company's inventory, excluding work in process. The total amount of this facility was available at December 31, 2005. This line expires on April 30, 2006. The second line of $7,500,000 allows the Company, at its option, to borrow funds at the LIBOR rate plus the applicable interest rate spread or at the bank's prime lending rate (7.25% at December 31, 2005). This facility contains certain loan covenants including a leverage ratio of not greater than 4 to 1 and a fixed charge coverage ratio of not less than 4 to 1. This line expires on October 30, 2006. Both lines are collateralized by certain accounts receivable and inventory. The Company was in compliance with all loan covenants on December 31, 2005. At December 31, 2005 and 2004, there was $3,500,000 and $10,246,000 outstanding under these lines, respectively. The weighted average interest rate paid by the Company during 2005 was 5.6% and 4.2% during 2004. The Company anticipates that it will renew these lines for a three-year period at similar terms.

     The Company has a $2,024,000 mortgage collateralized by certain real estate. The annual mortgage payment including interest totals $231,600. The mortgage bears interest at a variable rate based on the lending bank's Corporate

Base Lending Rate plus 1/2%. At December 31, 2005, the interest rate was 7.75%. The remaining balance is due on May 1, 2010. The Company's future principal payments under this mortgage are as follows (in thousands):

                   2006                   $       76
                   2007                           81
                   2008                           88
                   2009                           95
                   2010                        1,684
                                           ---------
                                          $    2,024
                                          ==========


Note 8 -- Stock based compensation

     The Company's 1995 Stock Option Plan expired in 2005. In 2005, the Board of the Directors of the Company approved the 2005 Equity Investment Plan, subject to shareholder approval at the 2006 Annual Meeting. Under this Plan, the Company has reserved 200,000 shares. Stock options under this Plan may be incentive stock options or nonqualified stock options. The Plan also provides for restricted stock grants. There were no grants under this Plan in 2005. Stock options are nontransferable other than upon death. Option grants generally vest over a three to five year period after the grant and typically expire ten years after the date of the grant.

                                         No. of Shares Weighted Average
                                        (in thousands) Exercise Price
                                        -------------  --------------

   Outstanding at December 31, 2002 ..      1,947      $    2.29
        Granted ......................        132           3.32
        Exercised ....................       (294)          2.31
        Forfeited ....................       (206)          2.70
                                           ------      ---------

   Outstanding at December 31, 2003 ..      1,579           2.33
        Granted ......................        381           5.90
        Exercised ....................       (260)          2.27
        Forfeited ....................        (16)          4.22
                                           ------      ---------

   Outstanding at December 31, 2004 ..      1,684           3.13
        Granted ......................         70          11.40
        Exercised ....................       (706)          2.59
        Forfeited ....................        (11)          5.75
                                           ------      ---------

   Outstanding at December 31, 2005 ..      1,037      $    4.03
                                           ======      =========
   Shares remaining
        available for grant ..........        200
                                           ======
   Total shares vested and exercisable
   as of December 31, 2005 ...........        641      $    2.71
                                           ======      =========

     Stock options outstanding at December 31, 2005 are summarized as follows:


     Range of                 Number         Weighted Average   Weighted Average
  Exercise Prices           Outstanding       Remaining Life      Exercise Price
  ---------------           -----------       --------------      --------------

$1.25    -     $4.00             654           5.0   Years           $    2.32
$4.01    -     $7.25             313           8.6   Years           $    5.91
              $11.40              70           9.3   Years           $   11.40
--------------------          ------           -----------           ---------
$1.25    -    $11.40           1,037           6.4   Years           $    4.03
====================          ======           ===========           =========


Note 9-- Income Taxes

     The provision (benefit) for income taxes consists of:

                                               Year ended December 31,
                                                  (in thousands)
                                       ----------------------------------
                                         2005          2004         2003
                                       --------     --------     --------
   Current income tax:
        Federal .............          $  3,312     $   312      $   177
        State ...............               679         164          112
        Foreign .............               154         239          288
                                       --------     -------      -------
                                          4,145         715          577
                                       --------     -------      -------
   Deferred income tax:
        Federal .............             1,196       2,259          605
        State ...............                17         225          251
        Foreign .............                --         530          (47)
                                       --------     -------      -------
                                          1,213       3,014          809
                                       --------     -------      -------
   Provision for income taxes          $  5,358     $ 3,729      $ 1,386
                                       ========     =======      =======


     Deferred tax liabilities (assets) are comprised of the following at:

                                                    December 31,
                                                    (in thousands)
                                               ----------------------
                                                  2005         2004
                                               --------     ---------

   Software development expense ..........     $   521      $   606
   Depreciation ..........................         137          331
                                               -------      -------
   Gross deferred tax liabilities ........         658          937
                                               -------      -------
   Allowances for bad debts,
     inventory and warranty ..............      (3,396)      (3,506)
   Capitalized inventory costs ...........         (67)        (103)
   Employee benefit accruals .............        (504)        (369)
   Federal net operating loss carryforward        (254)      (1,906)
   State net operating loss carryforward .        (123)        (181)
   Tax credit carryforwards ..............      (1,393)      (1,165)
   Other .................................        (410)        (147)
                                               -------      -------
   Gross deferred tax assets .............      (6,147)      (7,377)
                                               -------      -------
   Net deferred tax assets ................    $(5,489)     $(6,440)
                                               =======      =======

     The Company has a Federal net operating loss carryforward of $747,000, which expires in various tax years from 2021 to 2024. The Company has Federal tax credit carryforwards of $1,250,000, of which $334,000 has no expiration and the balance expires in various tax years from 2008 - 2025. The Company also has state tax credit carryforwards of $143,000 and state net operating loss carryforwards of $3,500,000 which expire in various tax years through 2024. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the historical level of taxable income and projections for future taxable income, management believes it is more likely than not the Company will realize the benefit of the deferred tax assets. Accordingly, no deferred tax valuation allowance was recorded at December 31, 2005 and 2004.

     The provision for income taxes differed from the provision computed by applying the Federal statutory rate to income before taxes due to the following:


                                               Year ended December 31,
                                          -----------------------------
                                            2005      2004        2003
                                          ------     ------     -------

   Federal statutory tax rate ......       34.0%      34.0%      34.0%
   State taxes .....................        3.1        3.6        8.5
   Extraterritorial income exclusion       (1.4)      (1.0)      (2.0)
   Valuation allowance .............         --         --       (8.6)
   Non deductible expenses .........         .5         .5        3.2
   Tax credits .....................        (.6)       (.4)      (1.3)
   Foreign income taxes ............         .5        2.7        2.1
   Other ...........................         .1         .4         .4
                                         ------     ------     ------
                                           36.2%      39.8%      36.3%
                                         ======     ======     ======

Note 10 -- Employee Benefit Plans

     The Company has a deferred profit-sharing retirement plan that covers substantially all employees. The Company's annual contribution to the plan is discretionary. The Company contributed $1,985,000, $1,130,000 and $819,000 to the Plan in 2005, 2004 and 2003, respectively. The plan also contains a 401(k) provision that allows employees to contribute a percentage of their salary up to the statutory limitation. These contributions are matched at the rate of 10% by the Company. The Company's matching contributions under the 401(k) component were $297,000, $228,000 and $205,000 in 2005, 2004, and 2003, respectively.

     The Company also maintains an incentive-compensation plan. Participants in the plan are key employees as determined by the Board of Directors and executive management. Compensation under the plan is based on the achievement of predetermined financial performance goals of the Company and its subsidiaries. Awards under the plan are payable in cash. Awards under the plan totaled $1,258,000, $682,000 and $559,000 in 2005, 2004 and 2003, respectively.

     The Company also sponsors an unfunded Deferred Compensation Plan for a select group of highly compensated employees that includes the Executive Officers. The Deferred Compensation Plan was adopted effective March 4, 2004. Participants may make elective deferrals of their salary to the plan in excess of tax code limitations that apply to the Company's qualified plan. The Company also has the sole discretion to make employer contributions to the plan on the behalf of the participants, though it did not make any employer contributions in 2005 and 2004.

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

     The Company has two reportable segments, Hospitality and Government. The Hospitality segment offers integrated solutions to the hospitality industry. These offerings include industry leading hardware and software applications utilized at the point-of-sale, back of store and corporate office. This segment also offers customer support including field service, installation, twenty-four hour telephone support and depot repair. The Government segment develops advanced technology prototype systems primarily for the U.S. Department of Defense and other U.S. Governmental agencies. It provides services for operating and maintaining certain U.S. Government-owned communication and test sites, and for planning, executing and evaluating experiments involving new or advanced radar systems. It is also involved in developing technology to track mobile chassis. As discussed in Note 3, the Company discontinued its Industrial segment in the third quarter of 2002. Accordingly, the results of this segment have been reported as discontinued operations. Intersegment sales and transfers are not significant.

     Information as to the Company's segments is set forth below:

                                                                         Year ended December 31,
                                                                             (in thousands)
                                                       ---------------------------------------------------------
                                                             2005                 2004                  2003
                                                       ----------------     ----------------      --------------
Revenues:
     Hospitality                                       $        149,457     $       124,969      $        98,088
     Government                                                  56,182              49,915               41,682
                                                       ----------------     ---------------      ---------------
           Total                                       $        205,639     $       174,884      $       139,770
                                                       ================     ===============      ===============
Operating income (loss):
     Hospitality                                       $         10,864     $         5,657      $         2,977
     Government                                                   3,470               2,868                1,928
     Other                                                           --                  --                 (562)
                                                       ----------------      ---------------     ---------------
                                                                 14,334               8,525                4,343
Other income, net                                                   743               1,134                  582
Interest expense                                                   (287)               (295)                (540)
                                                       ----------------     ---------------      ---------------
Income from continuing operations
     before provision for income taxes                 $         14,790     $         9,364      $         4,385
                                                       ================     ===============      ===============
Identifiable assets:
     Hospitality                                       $        106,529     $        91,432      $        70,550
     Government                                                   9,015               9,909               10,475
     Other                                                        9,605              10,411                6,122
                                                       ----------------     ---------------      ---------------
           Total                                       $        125,149     $       111,752      $        87,147
                                                       ================     ===============      ===============
Goodwill:
     Hospitality                                       $         20,086     $        15,379      $           598
     Government                                                     536                  --                   --
                                                       ----------------     ---------------      ---------------
           Total                                       $         20,622     $        15,379      $           598
                                                       ================     ===============      ===============

Depreciation and amortization:
     Hospitality                                       $          3,321     $         2,276      $         2,212
     Government                                                      80                 208                  201
     Other                                                          354                 328                  402
                                                       ----------------     ---------------      ---------------
           Total                                       $          3,755     $         2,812      $         2,815
                                                       ================     ===============      ===============

Capital expenditures:
     Hospitality                                       $          1,385     $         1,348      $           236
     Government                                                      74                  --                   50
     Other                                                          223                 250                  129
                                                       ----------------     ---------------      ---------------
           Total                                       $          1,682     $         1,598      $           415
                                                       ================     ===============      ===============

     The following table presents revenues by country based on the location of the use of the product or services.

                                                              2005                2004                  2003
                                                       ----------------     ----------------      --------------

         United States                                 $        183,383     $       158,407      $       124,556
         Other Countries                                         22,256              16,477               15,214
                                                       ----------------     ---------------      ---------------
             Total                                     $        205,639     $       174,884      $       139,770
                                                       ================     ===============      ===============


     The following table presents assets by country based on the location of the asset.

                                                              2005                2004                  2003
                                                       ----------------     ----------------      --------------

         United States                                 $        119,627     $       105,073      $        79,811
         Other Countries                                          5,522               6,679                7,336
                                                       ----------------     ---------------      ---------------
             Total                                     $        125,149     $       111,752      $        87,147
                                                       ================     ===============      ===============


     Customers comprising 10% or more of the Company's total revenues are summarized as follows:

                                    2005     2004     2003
                                   -----    ------   ------
   Hospitality segment:
     McDonald's Corporation ...      28%      32%      25%
     Yum! Brands, Inc. ........      13%      19%      25%
   Government segment:
     U.S. Department of Defense      27%      29%      30%
   All Others .................      32%      20%      20%
                                    ---      ---      ---
                                    100%     100%     100%
                                    ===      ===      ===

Note 13 -- Fair Value of Financial Instruments

     Estimated fair values of financial instruments classified as current assets or liabilities approximate carrying values due to the short-term nature of the instruments. Such current assets and liabilities include cash and cash equivalents, accounts receivable, borrowings under lines of credit, current portion of long-term debt and accounts payable. The estimated fair values of the Company's long-term debt at December 31, 2005 and 2004 is based on variable interest rates at December 31, 2005 and 2004, respectively, for new issues with similar remaining maturities and approximates respective carrying values at December 31, 2005 and 2004.

     Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Note 14 -- Related Party Transactions

     The Company leases its corporate wellness facility to related parties at a current rate of $9,775 per month. The Company receives membership to this facility for all employees. During 2005, 2004, and 2003 the Company received rental income amounting to $117,300. All lease payments are current at December 31, 2005.

     The Company also leases office space from an officer of one of its subsidiaries. The lease is for a period of five years beginning on October 1, 2004 at an annual rate of $360,000. In 2005 and 2004, the Company paid $360,000 and $90,000, respectively, to the officer under this lease.

     At December 31, 2004 the Company had outstanding an interest-bearing loan totaling $250,000 to an executive officer. This loan was originated prior to June 2002. The interest rate is variable and was 4.67% at December 31, 2004. During 2005, this loan was paid in full. During 2005, 2004 and 2003 interest income recorded by the Company related to this loan was $4,300, $12,700 and $20,300, respectively.

Note 15 -- Selected Quarterly Financial Data (Unaudited)

                                  Quarter ended
                     (in thousands except per share amounts)

          2005                           March 31             June 30          September 30        December 31
          ----                           --------             -------          ------------        -----------

Net revenues                            $    48,757         $    51,220         $   52,197         $    53,465
Gross margin                                 11,869              13,460             14,157              16,100
Net income                                    1,306               2,351              2,543               3,232
Basic earnings per share                        .10                 .17                .18                 .23
Diluted earnings per share                      .09                 .16                .17                 .22


                                  Quarter ended
                     (in thousands except per share amounts)

          2004                           March 31             June 30          September 30        December 31
          ----                           --------             -------          ------------        -----------

Net revenues                            $    37,898         $    42,925         $   42,635         $    51,426
Gross margin                                  7,386               8,528              8,807              12,425
Net income                                      736               1,312              1,734               1,853
Basic earnings per share                        .06                .10                 .13                 .14
Diluted earnings per share                      .05                .10                 .13                 .13

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          PAR  TECHNOLOGY CORPORATION

March 15, 2006                            /s/John W. Sammon, Jr.
                                          --------------------------------
                                          John W. Sammon, Jr.
                                          Chairman of Board and President


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

--------------------------------------------------------------------------------
  Signatures                          Title                         Date
--------------------------------------------------------------------------------

/s/John W. Sammon, Jr.
----------------------
John W. Sammon, Jr.           Chairman of the Board and           March 15, 2006
                              President (Principal
                               Executive Officer)
                               and Director

/s/Charles A. Constantino
-------------------------
Charles A. Constantino        Executive Vice President            March 15, 2006
                              and Director

/s/Sangwoo Ahn
----------------------
Sangwoo Ahn                   Director                            March 15, 2006

/s/J. Whitney Haney
----------------------
J. Whitney Haney              Director                            March 15, 2006

/s/James A. Simms
----------------------
James A. Simms                Director                            March 15, 2006

/s/Kevin R. Jost
----------------------
Kevin R. Jost                 Director                            March 15, 2006

/s/Ronald J. Casciano
----------------------
Ronald J. Casciano           Vice President, Chief Financial      March 15, 2006
                             Officer and Treasurer

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

  10.2   NBT, N.A. Line of Credit Agreement

  10.3   JPMorgan Chase Agreement


    22   Subsidiaries of the registrant


    23   Consent of Independent Registered
         Public Accounting Firm

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

PixelPoint ULC                                                     Canada

                                   EXHIBIT 23


            Consent of Independent Registered Public Accounting Firm




The Board of Directors
PAR Technology Corporation:

We consent to the incorporation by reference in the registration statements (No. 33-119828, 33-04968, 33-39784, 33-58110, and 33-63095) on Form S-8 and the
registration statement (No. 333-102197) on Form S-3 of PAR Technology Corporation of our reports dated March 10, 2006, with respect to the consolidated balance sheets of PAR Technology Corporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2005, and management's assessment of the effectiveness of internal control over financial reporting as of December 31, 2005 and the effectiveness of internal control over financial reporting as of December 31, 2005, which reports appear in the December 31, 2005 annual report on Form 10-K of PAR Technology Corporation.

Our report dated March 10, 2006 on management's assessment of the effectiveness of internal control over financial reporting and the effectiveness of internal control over financial reporting as of December 31, 2005, contains an explanatory paragraph that states PAR Technology Corporation acquired PixelPoint Technologies, Inc. on October 4, 2005, and management excluded from its assessment of the effectiveness of PAR Technology Corporation's internal control over financial reporting as of December 31, 2005, PixelPoint Technologies, Inc.'s internal control over financial reporting associated with total assets, net revenues, and income from continuing operations before provision for income taxes comprising 6.1%, 0.4%, and 1.7% of the consolidated total assets, net revenues, and income from continuing operations before provision for income taxes of PAR Technology Corporation and subsidiaries as of and for the year ended December 31, 2005. Our audit of internal control over financial reporting of PAR Technology Corporation also excluded an evaluation of the internal control over financial reporting of PixelPoint Technologies, Inc.


                                   /s/KPMG LLP


Syracuse, New York
March 15, 2006

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

     a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b. Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

     c. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluations; and

     d. Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrants fourth fiscal quarter in the case of an annual report) and that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors:

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


Date: March 15, 2006                            /s/John W. Sammon, Jr.
                                                --------------------------------
                                                John W. Sammon, Jr.
                                                Chairman of the Board and
                                                Chief Executive Officer

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

     a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b. Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

     c. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluations; and

     d. Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrants fourth fiscal quarter in the case of an annual report) and that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors:

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


Date: March 15, 2006                            /s/Ronald J. Casciano
                                                --------------------------------
                                                Ronald J. Casciano
                                                Vice President, Chief Financial
                                                Officer & Treasurer

                                  Exhibit 32.1



                           PAR TECHNOLOGY CORPORATION
                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Annual Report of PAR Technology Corporation (the Company) on Form 10-K for the year ended December 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the Report), we, John W. Sammon, Jr. and Ronald J. Casciano, Chairman of the Board & Chief Executive Officer and Vice President, Chief Financial Officer & Treasurer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that, to the best of our knowledge:


     (1) The Report fully complies with the requirement of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.






/s/John W. Sammon, Jr.
-------------------------------
John W. Sammon, Jr.
Chairman of the Board and
Chief Executive Officer
March 15, 2006

/s/Ronald J. Casciano
-------------------------------
Ronald J. Casciano
Vice President, Chief Financial
Officer & Treasurer
March 15, 2006