Form 10-Q
period 2006-03-31
PAR TECHNOLOGY CORP
filed 2006-05-10
CIK 708821

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


       For the Quarter Ended March 31, 2006. Commission File Number 1-9720

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.
(Check one): Large Accelerated Filer [ ]  Accelerated Filer [X]
Non-Accelerated Filer [ ]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

     The number of shares outstanding of registrant's common stock, as of April 30, 2006 - 14,162,282 shares.

                           PAR TECHNOLOGY CORPORATION


                                TABLE OF CONTENTS
                                    FORM 10-Q


                                     PART I
                              FINANCIAL INFORMATION


   Item Number
   -----------

      Item 1.         Financial Statements (unaudited)

                      -  Consolidated Statements of Income for
                         the three months ended March 31, 2006 and 2005

                      - Consolidated Statements of Comprehensive Income for the three months ended March 31, 2006 and 2005

                      -  Consolidated Balance Sheets at
                         March 31, 2006 and December 31, 2005

                      -  Consolidated Statements of Cash Flows
                         for the three months ended March 31, 2006 and 2005

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


      Item 1A.        Risk Factors

      Item 6.         Exhibits and Reports on Form 8-K

      Signatures

      Exhibit Index

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                   PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                     (in thousands except per share amounts)
                                   (unaudited)

                                                      For the three months
                                                         ended March 31,
                                                      ---------------------
                                                         2006        2005
                                                      ---------   ---------
Net revenues:
     Product ......................................   $ 23,020    $ 21,001
     Service ......................................     13,745      13,402
     Contract .....................................     15,832      14,354
                                                      --------    --------
                                                        52,597      48,757
                                                      --------    --------
Costs of sales:
     Product ......................................     12,798      12,876
     Service ......................................     10,710      10,447
     Contract .....................................     14,726      13,565
                                                      --------    --------
                                                        38,234      36,888
                                                      --------    --------

           Gross margin ...........................     14,363      11,869
                                                      --------    --------
Operating expenses:
     Selling, general and administrative ..........      8,075       7,393
     Research and development .....................      2,899       2,278
     Amortization of identifiable intangible assets        307         246
                                                      --------    --------
                                                        11,281       9,917
                                                      --------    --------
Operating income ..................................      3,082       1,952
Other income, net .................................        157         233
Interest expense ..................................        (85)        (78)
                                                      --------    --------

Income before provision for income taxes ..........      3,154       2,107
Provision for income taxes ........................     (1,142)       (801)
                                                      --------    --------
Net income ........................................   $  2,012    $  1,306
                                                      ========    ========
Earnings per share
     Basic ........................................   $    .14    $    .10
     Diluted ......................................   $    .14    $    .09

Weighted average shares outstanding
     Basic ........................................     14,151      13,431
                                                      ========    ========
     Diluted ......................................     14,806      14,312
                                                      ========    ========


See notes to unaudited interim consolidated financial statements


                   PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (in thousands)
                                   (unaudited)



                                                      For the three months
                                                         ended March 31,
                                                      ---------------------
                                                         2006        2005
                                                      ---------   ---------

Net income                                            $  2,012    $  1,306
Other comprehensive income (loss), net of tax:
     Foreign currency translation adjustments               71        (137)
                                                      --------    --------

Comprehensive income                                  $  2,083    $  1,169
                                                      ========    ========












See notes to unaudited interim consolidated financial statements

                   PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       (in thousands except share amounts)
                                   (unaudited)


                                                                March 31,    December 31,
                                                                  2006          2005
                                                                -------      -----------
Assets
Current assets:
       Cash and cash equivalents ...........................   $   2,322    $   4,982
       Accounts receivable-net .............................      46,495       40,781
       Inventories-net .....................................      29,922       29,562
       Income tax refunds ..................................       1,528          879
       Deferred income taxes ...............................       4,235        5,690
       Other current assets ................................       2,878        2,598
                                                               ---------    ---------
              Total current assets .........................      87,380       84,492
Property, plant and equipment - net ........................       8,009        8,044
Goodwill ...................................................      20,620       20,622
Intangible assets - net ....................................       9,462        9,904
Other assets ...............................................       2,438        2,087
                                                               ---------    ---------
                                                               $ 127,909    $ 125,149
                                                               =========    =========

Liabilities and Shareholders' Equity
Current liabilities:
       Current portion of long-term debt ...................   $      79    $      76
       Borrowings under lines of credit ....................       7,123        3,500
       Accounts payable ....................................      11,384       12,703
       Accrued salaries and benefits .......................       7,626        9,725
       Accrued expenses ....................................       2,471        2,352
       Customer deposits ...................................       3,367        3,973
       Deferred service revenue ............................      11,495       11,332
                                                               ---------    ---------
              Total current liabilities ....................      43,545       43,661
                                                               ---------    ---------
Long-term debt .............................................       1,926        1,948
                                                               ---------    ---------
Deferred income taxes ......................................         441          201
                                                               ---------    ---------
Other long-term liabilities ................................       1,238          847
                                                               ---------    ---------
Commitments and contingent liabilities Shareholders' Equity:
       Preferred stock, $.02 par value,
           1,000,000 shares authorized .....................        --           --
       Common stock, $.02 par value,
           19,000,000 shares authorized;
           15,935,924 and 15,914,958 shares issued;
           14,157,620 and 14,136,654 outstanding ...........         319          318
       Capital in excess of par value ......................      37,458       37,271
       Retained earnings ...................................      49,450       47,442
       Accumulated other comprehensive loss ................        (540)        (611)
       Treasury stock, at cost, 1,778,304 shares ...........      (5,928)      (5,928)
                                                               ---------    ---------
              Total shareholders' equity ...................      80,759       78,492
                                                               ---------    ---------
                                                               $ 127,909    $ 125,149
                                                               =========    =========

See notes to unaudited interim consolidated financial statements




                   PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)
                                                                        For the three months ended March 31,
                                                                        ------------------------------------
                                                                                  2006        2005
                                                                                  ----        ----
Cash flows from operating activities:
    Net income ...............................................................   $ 2,012    $ 1,306
    Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
         Depreciation and amortization .......................................       985        920
         Provision for bad debts .............................................       354        250
         Provision for obsolete inventory ....................................       540        955
         Equity based compensation ...........................................        43        --
         Tax benefit of stock option exercises ...............................       --         127
         Deferred income tax .................................................     1,638        538
         Changes in operating assets and liabilities:
             Accounts receivable .............................................    (6,068)      (840)
             Inventories .....................................................      (900)    (1,358)
             Income tax refunds ..............................................      (649)       --
             Other current assets ............................................      (280)      (168)
             Other assets ....................................................      (351)      (353)
             Accounts payable ................................................    (1,319)     1,383
             Accrued salaries and benefits ...................................    (2,099)      (325)
             Accrued expenses ................................................       119       (337)
             Customer deposits ...............................................      (606)      (393)
             Deferred service revenue ........................................       163        954
             Other long-term liabilities .....................................       391        370
                                                                                 -------    -------
               Net cash (used in) provided by operating activities ...........    (6,027)     3,029
                                                                                 -------    -------
Cash flows from investing activities:
    Capital expenditures .....................................................      (448)      (312)
    Capitalization of software costs .........................................       (60)      (223)
                                                                                 -------    -------
               Net cash used in investing activities .........................      (508)      (535)
                                                                                 -------    -------
Cash flows from financing activities:
    Net borrowings (payments) under line-of-credit agreements ................     3,623     (7,691)
    Payments of long-term debt ...............................................       (19)       (19)
    Proceeds from the exercise of stock options ..............................        96        214
    Tax benefit of stock option exercises ....................................        49        --
    Cash dividend in lieu of fractional shares on stock split ................        (4)       --
                                                                                 -------    -------
               Net cash provided by (used in) financing activities ...........     3,745     (7,496)
                                                                                 -------    -------
Effect of exchange rate changes on cash and cash equivalents .................       130       (332)
                                                                                 -------    -------
Net decrease in cash and cash equivalents ....................................    (2,660)    (5,334)
Cash and cash equivalents at beginning of period .............................     4,982      8,696
                                                                                 -------    -------
Cash and cash equivalents at end of period ...................................   $ 2,322    $ 3,362
                                                                                 =======    =======
Supplemental disclosures of cash flow information: Cash paid during the period for:
    Interest .................................................................   $    68    $    98
    Income taxes, net of refunds .............................................       132        121

See notes to unaudited interim consolidated financial statements

                   PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
          NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS


1. The accompanying unaudited interim consolidated financial statements have been prepared by PAR Technology Corporation (the "Company" or "PAR") in accordance with U.S. generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements. Accordingly, these interim financial statements do not include all information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of the Company such unaudited statements include all adjustments (which comprise only normal recurring accruals) necessary for a fair presentation of the results for such periods. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results of operations to be expected for any future period. The consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2005 included in the Company's December 31, 2005 Annual Report to the Securities and Exchange Commission on Form 10-K.

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

2. On October 4, 2005, the Company and its wholly-owned Canadian subsidiary, PixelPoint, ULC (the "Canadian Subsidiary"), completed their acquisition of PixelPoint Technologies, Inc. ("PixelPoint") pursuant to which the Canadian Subsidiary acquired all of the stock of PixelPoint. The purchase price was $7.5 million and consisted of $542,000 in Company stock (27,210 shares of PAR Technology Corporation common stock issued out of treasury) a promissory note for $671,000 and the remainder in cash. The Company also incurred $344,000 in direct acquisition costs relating to this purchase. The purchase price is also subject to price contingencies based upon future revenue performance against certain established targets. Based in suburban Toronto, Ontario, PixelPoint Technologies, Inc. is a premier supplier to the hospitality industry with over 5,000 installations in full-service restaurants around the globe.

     On December 6, 2005, the Company also acquired C(3)I Associates (C(3)I), a Government technology services business. The Company paid $589,000 in cash and assumed certain liabilities.

     On an unaudited proforma basis, assuming the completed acquisitions had occurred as of the beginning of the period presented, the consolidated results of the Company would have been as follows (in thousands, except per share amounts):

                                       For the three months ended
                                            March 31, 2005
                                       --------------------------

            Net revenues                      $   50,320
                                              ==========
            Net income                        $    1,393
                                              ==========

            Earnings per share:
                 Basic                        $      .10
                                              ==========
                 Diluted                      $      .10
                                              ==========

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

3.   Inventories   are  primarily  used  in  the   manufacture  and  service  of
     Hospitality products. The components of inventory, net of related reserves, consist of the following:

                                                   (in thousands)
                                                   --------------
                                            March 31,          December 31,
                                              2006                2005
                                           ---------           ----------

                Finished goods             $   7,469          $   7,217
                Work in process                1,679              1,874
                Component parts                4,287              4,693
                Service parts                 16,487             15,778
                                           ---------          ---------
                                           $  29,922          $  29,562
                                           =========          =========

     At March 31, 2006 and December 31, 2005, the Company had recorded reserves for shrinkage, excess and obsolete inventory of $4,100,000 and $4,189,000, respectively.

4. Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123R Share-Based Payment (SFAS 123R) on a modified prospective basis. This standard requires the Company to measure the cost of employee services received in exchange for equity awards based on the grant date fair value of the awards. The cost is recognized as compensation expense over the vesting period of the awards. Total compensation expense included in operating expenses for the three months ended March 31, 2006 is $43,000.

     As of March 31, 2006, there were 1,015,893 stock options outstanding. At March 31, 2006, the unrecognized compensation expense related to non vested options awards was $412,000 (net of estimated forfeitures). There were no options granted or forfeited during the first three months of 2006. Option grants issued prior to January 1, 2006 have been valued using a Black-Scholes option valuation model.

     Prior to adopting SFAS 123R on January 1, 2006, the Company's equity based employee compensation awards were accounted for under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. For the three months ended March 31, 2005, no equity option based employee compensation cost is reflected in net income, as all options granted under the Company's stock option plans had an exercise price equal to the underlying common stock price on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123R to equity based employee compensation (in thousands, except per share data):

                                                For the three months ended
                                                     March 31, 2005
                                                --------------------------

            Net income                                 $   1,306
            Compensation expense, net of tax                 (75)
                                                       ---------
            Proforma net income                        $   1,231
                                                       =========

            Earnings per share:
                As reported - Basic                    $     .10
                            - Diluted                  $     .09

                Proforma    - Basic                    $     .09
                            - Diluted                  $     .09


     The Company's 1995 Stock Option Plan expired in 2005. In 2005, the Board of the Directors of the Company approved the 2005 Equity Incentive Plan, subject to shareholder approval at the 2006 Annual Meeting. Under this Plan, the Company has reserved 200,000 shares. Stock options under this Plan may be incentive stock options or nonqualified stock options. The Plan also provides for restricted stock grants. To date, there have been no grants under this Plan. Stock options are nontransferable other than upon death. Option grants generally vest over a three to five year period after the grant and typically expire ten years after the date of the grant.

                                                                    Aggregate
                                  No. of Shares Weighted Average Intrinsic Value
                                 (in thousands)  Exercise Price   (in thousands)
                                 --------------  --------------  ---------------

Outstanding at December 31, 2004 ..    1,684       $    3.13
    Granted .......................       70           11.40
    Exercised .....................     (706)           2.59
    Forfeited .....................      (11)           5.75
                                       -----       ---------

Outstanding at December 31, 2005 ..    1,037            4.03         $15,019
                                                                     =======
    Granted .......................       --              --
    Exercised .....................      (21)           4.56
    Forfeited .....................       --              --
                                       -----       ---------

Outstanding at March 31, 2006 .....    1,016       $    4.01         $13,944
                                       =====       =========         =======
Shares remaining
       available for grant ........      200
                                       =====
Total shares vested and exercisable
as of March 31, 2006 ..............      667       $    2.80         $ 9,955
                                       =====       =========         =======


     Stock options outstanding at March 31, 2006 are summarized as follows:

                            Number
   Range of              Outstanding       Weighted Average    Weighted Average
Exercise Prices         (in thousands)      Remaining Life      Exercise Price
---------------         -------------       --------------      --------------

$1.25  -   $4.00              648             4.7   Years         $    2.31
$4.01  -   $7.25              298             8.3   Years         $    5.94
          $11.40               70             9.3   Years         $   11.40
----------------            -----             -----------         ---------
$1.25  -  $11.40            1,016             6.1   Years         $    4.01
================            =====             ===========         =========


5. Earnings per share are calculated in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share, which specifies the computation, presentation and disclosure requirements for earnings per share (EPS). It requires the presentation of basic and diluted EPS. Basic EPS excludes all dilution and is based upon the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock.

     The  following  is  a   reconciliation   of  the  weighted  average  shares
     outstanding for the basic and diluted EPS computations (in thousands, except per share data):

                                                         For the three months
                                                            ended March 31,
                                                         -------------------
                                                           2006      2005
                                                           ----      ----

Net income ...........................................   $ 2,012   $ 1,306
                                                         =======   =======
Basic:
      Shares outstanding at beginning of period ......    14,137    13,402
      Weighted average shares issued during the period        14        29
                                                         -------   -------
      Weighted average common shares, basic ..........    14,151    13,431
                                                         =======   =======
      Earnings per common share, basic ...............   $   .14   $   .10
                                                         =======   =======
Diluted:
      Weighted average common shares, basic ..........    14,151    13,431
      Dilutive impact of stock options ...............       655       881
                                                         -------   -------
      Weighted average common shares, diluted ........    14,806    14,312
                                                         =======   =======
      Earnings per common share, diluted .............   $   .14   $   .09
                                                         =======   =======


6. On November 14, 2005, the Company's Board of Directors declared a 3 for 2 stock split in the form of a stock dividend that was distributed on January 6, 2006 to shareholders of record on December 12, 2005. All share and per share data in these consolidated interim unaudited financial statements and footnotes have been retroactively restated as if the stock split had occurred as of the earliest period presented.

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

     Information as to the Company's segments is set forth below:


                                  For the three months
                                     ended March 31,
                                     (in thousands)
                                  -------------------
                                    2006        2005
                                    ----        ----
Revenues:
    Hospitality ..............   $ 36,765    $ 34,403
    Government ...............     15,832      14,354
                                 --------    --------
         Total ...............   $ 52,597    $ 48,757
                                 ========    ========
Operating income:
    Hospitality ..............   $  2,016    $  1,186
    Government ...............      1,066         766
                                 --------    --------
                                    3,082       1,952
Other income, net ............        157         233
Interest expense .............        (85)        (78)
                                 --------    --------
Income before provision
  for income taxes ...........   $  3,154    $  2,107
                                 ========    ========

Revenues by geographic area:
    United States ............   $ 47,290    $ 44,105
    Other Countries ..........      5,307       4,652
                                 --------    --------
         Total ...............   $ 52,597    $ 48,757
                                 ========    ========
Depreciation and amortization:
    Hospitality ..............   $    900    $    805
    Government ...............         15          20
    Other ....................         70          95
                                 --------    --------
         Total ...............   $    985    $    920
                                 ========    ========
Capital expenditures:
    Hospitality ..............   $    388    $    236
    Government ...............         --          --
    Other ....................         60          76
                                 --------    --------
         Total ...............   $    448    $    312
                                 ========    ========

     The following table represents identifiable assets by business segment:

                                       March 31,    December 31,
                                            (in thousands)
                                      --------------------------
                                        2006             2005
                                        ----             ----
          Identifiable assets:
              Hospitality ....        $108,298        $106,529
              Government .....          12,691           9,015
              Other ..........           6,920           9,605
                                      --------        --------
          Total ..............        $127,909        $125,149
                                      ========        ========


     The following table presents identifiable assets by geographic area based on the location of the asset:

                                       March 31,     December 31,
                                            (in thousands)
                                      --------------------------
                                        2006             2005
                                        ----             ----

           United States .....        $120,739        $119,627
           Other Countries ...           7,170           5,522
                                      --------        --------
                  Total ......        $127,909        $125,149
                                      ========        ========


     The following table represents Goodwill by business segment:

                                       March 31,     December 31,
                                            (in thousands)
                                      --------------------------
                                        2006             2005
                                        ----             ----

           Hospitality ....           $ 20,084        $ 20,086
           Government .....                536             536
                                      --------        --------
                  Total               $ 20,620        $ 20,622
                                      ========        ========


     Customers comprising 10% or more of the Company's total revenues are summarized as follows:

                                                  For the three months
                                                     ended March 31,
                                                 ---------------------
                                                 2006             2005
                                                 ----             ----
    Hospitality Segment:
        McDonald's Corporation .....              25%              29%
        YUM! Brands, Inc............              10%              11%
    Government Segment:
        Department of Defense ......              30%              29%
    All Others .....................              35%              31%
                                                 ---              ---
                                                 100%             100%
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

Overview

     PAR is a global designer, manufacturer and marketer of hospitality technology systems. We also are a provider to the Federal Government, and its agencies, of engineering services and applied technology. The primary end markets for our products and services are:

     o restaurant, hotel/resort, entertainment, and retail industries for the integrated technologies of transaction processing and data capture for certain enterprises

     o    the U.S. military and a broad range of government agencies

     The Company's hospitality technology products are used in a variety of applications by numerous customers. The Company encounters competition in all of its markets (restaurants, hotels, theaters, etc.) and competes primarily on the basis of product design/features, product quality/reliability, price, customer service and delivery capability. There has been a trend amongst our hospitality customers to consolidate their lists of approved vendors to companies that have a global reach, can achieve quality and delivery standards, have multiple product offerings, R&D capability, and be competitive with their pricing. PAR believes that its global presence as a hospitality technology provider is an important competitive advantage as it allows the Company to provide innovative products, with a significant delivery capability, globally to its multinational customers like McDonald's, Yum! Brands and Mandarin Oriental Hotel Group. During 2005 the Company acquired PixelPoint Technologies of Toronto, Ontario, Canada. PixelPoint designs software specifically for the table service segment of the restaurant industry and the Company views this business as a natural progression of the Company to be the dominant supplier of hospitality technology across several vertical industries. During the first quarter of 2006, the Company was awarded the Corner Bakery Cafe account by CBC Restaurant Corp. CBC Restaurant selected the Company's integrated hospitality management technology solution for its restaurant operations specifying the PixelPoint software application suite operating on the Company's new VIGO POS(TM) hardware terminals for their cafes. The Company also announced a contract with the Hamilton Island resort in Australia for its resort software. Additionally, the Company became an approved supplier of integrated restaurant technology solutions to more than 11,000 Burger King restaurants around the world.

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

     PAR operates two wholly-owned subsidiaries in the Government business segment, PAR Government Systems Corporation (PGSC) and Rome Research Corporation
(RRC). As a long-standing Government contractor, PAR develops advanced technology systems for the U.S. Department of Defense and other U.S. Governmental agencies. Additionally, PAR provides information technology and communications support services to the U.S. Navy, U.S. Air Force and U.S. Army. PAR focuses its computer-based system design services on providing high quality technical products and services, ranging from experimental studies to advanced operational systems, within a variety of areas of research, including radar, image and signal processing, logistic management systems, and geospatial services and products. PAR's Government engineering service business provides management and engineering services that include facilities operation and management. In December 2005, PAR acquired C(3)I Associates, a government technology services business and PAR will continue to seek out similar companies for partnership or acquisition as we expand our depth in this segment. In 2005 PAR was awarded several new contracts with the U.S. Navy, including one for the operation of a Navy I/T facility in Italy, several awards with the General Services Administration and the International Broadcast Bureau. In the first quarter of 2006, the Company was awarded a $3.8 million contract with the
Government's Defense Finance and Accounting Service to provide Information Technology instruction and helpdesk services. The Company will continue to execute its strategy of leveraging its core technical capabilities and performance into related technical areas and an expanding customer base. The Company will seek to accelerate this growth through strategic acquisitions of businesses that broaden the Company's technology and/or business base.

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

     The following table sets forth the Company's net revenues by reportable segment for the quarter ended March 31 (in thousands):

                                           2006              2005
                                           ----              ----
Net revenues:
   Hospitality                        $   36,765        $   34,403
   Government                             15,832            14,354
                                      ----------        ----------
Total consolidated net revenues       $   52,597        $   48,757
                                      ==========        ==========

     The following discussion and analysis highlights items having a significant effect on operations during the three month period ended March 31, 2006. This discussion may not be indicative of future operations or earnings. It should be read in conjunction with the audited annual consolidated financial statements and notes thereto and other financial and statistical information included in this report.

Results of Operations --
Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

     The Company reported revenues of $52.6 million for the quarter ended March 31, 2006, an increase of 8% from the $48.8 million reported for the quarter ended March 31, 2005. The Company's net income for the quarter ended March 31, 2006 was $2 million, or $.14 diluted net income per share, compared to net income of $1.3 million and $.09 per diluted share for the same period in 2005.

     Product revenues from the Company's Hospitality segment were $23 million for the quarter ended March 31, 2006, an increase of 10% from the $21 million recorded in 2005. This increase of $2 million is due to a $1.6 million increase in sales to domestic customers. Key restaurant customers contributing to this increase were Corner Bakery and Papa Murphy's. The balance of the increase was due to international customers, primarily McDonald's. Sales to the Company's resort and spa customers also contributed to the international growth.

     Customer service revenues are also generated by the Company's Hospitality segment. The Company's service offerings include system integration, installation, training, twenty-four hour help desk support and various depot and on-site service options. Customer service revenues were $13.7 million for the quarter ended March 31, 2006, an increase of 3% from the $13.4 million for the same period in 2005. The increase was due to a 17% or $900,000 growth in the Company's field service and support center revenue for its restaurant customers due to expansion of the Company's customer base. Additionally, systems integration and software maintenance revenues from the Company's resort and spa customers contributed to its revenue growth. This was partially offset by a decline in installation revenue due to the timing of customer installations.

     Contract revenues from the Company's Government segment were $15.8 million for the quarter ended March 31, 2006, an increase of 10% when compared to the $14.4 million recorded in the same period in 2005. This growth was primarily due to a $700,000 increase in applied technology contracts including those involving the development of software to assist Air Force command level personnel in air battle planning. Also contributing to this growth was a $400,000 increase in information technology outsourcing revenue from contracts for facility operations at critical U.S. Department of Defense telecommunication sites across the globe. These outsourcing operations provided by the Company directly support U.S. Navy, Air Force and Army operations as they seek to convert their military information technology communications facilities into contractor-run operations and to meet new requirements with contractor support.

     Product margins for the quarter ended March 31, 2006 were 44.4%, an increase of 570 basis points from the 38.7% for the quarter ended March 31, 2005. This increase in margins was primarily attributable to higher software revenue. This software revenue was generated from the Company's resort, spa and restaurant customers including license sales of the Company's newly acquired PixelPoint software.

     Customer Service margins were 22.1% for the quarter ended March 31, 2006 compared to 22% for the same period in 2005. While margins increased in several service areas, they were offset by a decline in installation margins for restaurant customers due to the drop in installation revenue for the period.

     Contract margins were 7% for the quarter ended March 31, 2006 versus 5.5% for the same period in 2005. The margin increase resulted from a favorable cost share adjustment on our Logistics Management program and higher margins on certain fixed price contracts. The most significant components of contract costs in 2006 and 2005 were labor and fringe benefits. For the quarter ended March 31, 2006, labor and fringe benefits were $11.7 million or 80% of contract costs compared to $9.8 million or 72% of contract costs for the same period in 2005.

     Selling, general and administrative expenses are virtually all related to the Company's Hospitality segment. Selling, general and administrative expenses for the quarter ended March 31, 2006 were $8.1 million, an increase of 9% from the $7.4 million expense for the same period in 2005. The increase was primarily attributable to a rise in selling and marketing expenses related to sales of the Company's traditional hardware and software products. Also contributing to the increase was an investment in the Company's restaurant sales force, the cost of compliance with the Sarbanes-Oxley regulations, and the Company's 2005 acquisition of PixelPoint Technologies, Inc.

     Research and development expenses relate primarily to the Company's Hospitality segment. Research and development expenses were $2.9 million for the quarter ended March 31, 2006, an increase of 27% from the $2.3 million recorded in 2005. The increase was primarily attributable to the Company's research and development in its recently acquired PixelPoint subsidiary. The Company also continues to conduct research and development related to its hardware and software products for its restaurant, resort and spa customers.

     Amortization of identifiable intangible assets was $307,000 for the first quarter of 2006 compared to $246,000 for 2005. The increase is primarily due to amortization relating to the acquisition of PixelPoint Technologies, Inc. on October 4, 2005.

     Other income, net, was $157,000 for the quarter ended March 31, 2006 compared to $233,000 for the same period in 2005. Other income primarily includes rental income and foreign currency gains and losses. The decrease in 2006 resulted primarily from a decline in foreign currency gains when compared to 2005.

     Interest expense represents interest charged on the Company's short-term borrowing requirements from banks and from long-term debt. Interest expense was $85,000 for the quarter ended March 31, 2006 as compared to $78,000 in 2005. The Company experienced a higher borrowing interest rate in 2006 which was offset by a lower average borrowings outstanding in 2006 when compared to 2005.

     For the quarter ended March 31, 2006, the Company's effective income tax rate was 36.2%, compared to 38% in 2005. The variance from the federal statutory rate in 2006 and 2005 was primarily due to state income taxes.


Liquidity and Capital Resources

     The Company's primary sources of liquidity have been cash flow from operations and lines of credit with various banks. Cash used in operations was $6 million for the quarter ended March 31, 2006 compared to cash provided by operations of $3 million for 2005. In 2006, cash was negatively impacted by the timing of customer receipts and the payment of employee bonuses. In 2005, cash flow was generated primarily from operating profits, the tax benefit generated from the exercise of stock options and the timing of vendor payments for material purchases.

     Cash used in investing activities was $508,000 for the quarter ended March 31, 2006 versus $535,000 for the same period in 2005. In 2006, capital expenditures were $448,000 and were principally for manufacturing equipment and information technology equipment and software for internal use. Capitalized software costs relating to software development of Hospitality segment products were $60,000 in 2006. In 2005, capital expenditures were $312,000 and were primarily for manufacturing and research and development equipment. Capitalized software costs relating to software development of Hospitality segment products were $223,000 in 2005.

     Cash provided by financing activities was $3.7 million for the quarter ended March 31, 2006 versus cash used by financing activities of $7.5 million in 2005. During 2006, the Company increased its short-term bank borrowings by $3.6 million and received $96,000 from the exercise of employee stock options. In 2005, the Company reduced its short-term bank borrowings by $7.7 million and received $214,000 from the exercise of employee stock options.

     The Company has an aggregate availability of $20,000,000 in bank lines of credit secured by eligible receivables and inventory. One line totaling $12,500,000 bears interest at the bank borrowing rate (6.9% at March 31, 2006). The second line of $7,500,000 allows the Company, at its option, to borrow funds at the LIBOR rate plus the applicable interest rate spread or at the bank's prime lending rate (7.1% at March 31, 2006).

At March 31, 2006, there was $7,123,000 outstanding under these lines and $12,877,000 available under these lines. In April 2006, these lines were renewed for three years and now expire in April 2009. Under the new agreements, the Company can borrow funds at the LIBOR rate plus the applicable interest rate spread. The new facilities contain certain loan covenants including a leverage ratio of greater than 5 to 1 and a fixed charge coverage ratio of not greater than 4 to 1. These new lines are unsecured.

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

Critical Accounting Policies

     The Company's consolidated financial statements are based on the application of U.S. generally accepted accounting principles (GAAP). GAAP requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. The Company believes its use of estimates and underlying accounting assumptions adhere to GAAP and are consistently applied. Valuations based on estimates are reviewed for reasonableness and adequacy on a consistent basis throughout the Company. Primary areas where financial information of the Company is subject to the use of estimates, assumptions and the application of judgment include revenue recognition, accounts receivable, inventories, intangible assets and taxes.

Revenue Recognition Policy

     The Company recognizes revenue generated by the Hospitality segment using the guidance from SEC Staff Accounting Bulletin No. 104, Revenue Recognition, and the AICPA Statement of Position (SOP) 97-2, Software Revenue Recognition, and other applicable revenue recognition guidance and interpretations. Product revenue consists of sales of the Company's standard point-of-sale and property management systems of the Hospitality segment. The Company recognizes revenue from the sale of complete restaurant systems (which primarily includes hardware or hardware and software) upon delivery to the customer site, or upon installation for certain software products. For restaurant systems that are self-installed by the customer or an unrelated third party and for component sales or supplies, the Company recognizes revenue at the time of shipment. In addition to product sales, the Company may provide installation and training services, and also offers maintenance contracts to its customers. Installation and training service revenues are recognized as the services are performed. The Company's other service revenues, consisting of support, field and depot repair, are provided to customers either on a time and materials basis or under its maintenance contracts. Services provided on a time and materials basis are recognized as the services are performed. Service revenues from maintenance contracts are recognized ratably over the related contract period.

     The Company recognizes revenue in its Government segment using the guidance from SEC Staff Accounting Bulletin No. 104, Revenue Recognition. The Company's contract revenues generated by the Government segment result primarily from contract services performed for the U.S. Government under a variety of cost-plus fixed fee, time-and-material and fixed-price contracts. Revenue on cost-plus fixed fee contracts is recognized based on allowable costs for labor hours delivered, as well as other allowable costs plus the applicable fee. Revenue on time and material contracts is recognized by multiplying the number of direct labor hours delivered in the performance of the contract by the contract billing rates and adding other direct costs as incurred. Revenue from fixed-price contracts is recognized primarily on a straight-line basis over the life of the fixed-price contract. The Company's obligation under these contracts is to provide labor hours to conduct research or to staff facilities with no other deliverables or performance obligations. Anticipated losses on all contracts are recorded in full when identified. Unbilled accounts receivable are stated in the Company's consolidated financial statements at their estimated realizable value. Contract costs, including indirect expenses, are subject to audit and adjustment through negotiations between the Company and U.S. Government representatives.

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

Goodwill

     Following Financial Accounting Standards Board issuance of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, (SFAS 142), the Company tests all goodwill for impairment annually, or more frequently if circumstances indicate potential impairment. The Company has elected to annually test for impairment in the fourth quarter of its fiscal year.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Inflation

     Inflation had little effect on revenues and related costs during the first quarter of 2006. Management anticipates that margins will be maintained at acceptable levels to minimize the affects of inflation, if any.

Interest rates

     As of March 31, 2006, the Company has $2 million in variable long-term debt and $7.1 million in variable short-term debt. The Company believes that an adverse change in interest rates of 100 basis points would not have a material impact on our business, financial condition, results of operations or cash flows.

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

Item 4. Controls and Procedures

     (a) Evaluation of Disclosure Controls and Procedures.

     As of the end of the period covered by this report, the Company, under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) of the Company. These officers have concluded that our disclosure controls and procedures are effective. As such, the Company believes that all material information relating to the Company and its consolidated subsidiaries required to be disclosed in periodic filings with the Securities and Exchange Commission (i) is recorded, processed, summarized and reported within the required time period, and (ii) is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

     (b) Changes in Internal Controls.

     There was no change in the Company's internal controls over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, such internal controls over financial reporting.

                           PART II - OTHER INFORMATION

Item 1A.  Risk Factors

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

     A small number of related customers have historically accounted for a majority of the Company's net revenues in any given fiscal period. For the fiscal years ended December 31, 2005, 2004 and 2003, aggregate sales to our top two Hospitality segment customers, McDonald's and Yum! Brands, amounted to 41%, 51% and 50%, respectively, of total revenues. For the three months ended March 31, 2006 and 2005, sales to those customers were 35% and 40%, respectively of total revenues. Most of the Company's customers are not obligated to provide us with any minimum level of future purchases or with binding forecasts of product purchases for any future period. In addition, major customers may elect to delay or otherwise change the timing of orders in a manner that could adversely affect the Company's quarterly and annual results of operations. There can be no assurance that our current customers will continue to place orders with us, or that we will be able to obtain orders from new customers.

An inability to produce new products that keep pace with technological developments and changing market conditions could result in a loss of market share.

     The products we sell are subject to rapid and continual changes in technology. Our competitors offer products that have an increasingly wider range of features and capabilities. We believe that in order to compete effectively we must provide systems incorporating new technologies at competitive prices. There can be no assurance that we will be able to continue funding research and development at levels sufficient to enhance our current product offerings, or that the Company will be able to develop and introduce on a timely basis new products that keep pace with technological developments and emerging industry standards and address the evolving needs of customers. There also can be no assurance that we will not experience difficulties that will result in delaying or preventing the successful development, introduction and marketing of new products in our existing markets, or that our new products and product enhancements will adequately meet the requirements of the marketplace or achieve any significant degree of market acceptance. Likewise, there can be no assurance as to the acceptance of our products in new markets, nor can there be any assurance as to the success of our penetration of these markets, nor to the revenue or profit margins realized by the Company with respect to these products. If any of our competitors were to introduce superior software products at competitive prices, or if our software products no longer met the needs of the marketplace due to technological developments and emerging industry standards, our software products may no longer retain any significant market share. If this were to occur, we could be required to record a charge against capitalized software costs, which amount to $3.4 million as of March 31, 2006.

We generate much of our revenue from the hospitality industry and therefore are subject to decreased revenues in the event of a downturn either in that industry or in the economy as a whole.

     For the fiscal years ended December 31, 2005, 2004 and 2003, we derived 73%, 71% and 70%, respectively, of our total revenues from the Hospitality industry, primarily the quick service restaurant marketplace. For the three months ended March 31, 2006 and 2005, revenues from the Hospitality industry were 70% and 71%, respectively, of total revenues. Consequently, our Hospitality technology product sales are dependent in large part on the health of the
Hospitality industry, which in turn is dependent on the domestic and international economy, as well as factors such as consumer buying preferences and weather conditions. Instabilities or downturns in the Hospitality market could disproportionately impact our revenues, as clients may either exit the industry or delay, cancel or reduce planned expenditures for our products. Although we believe we can assist the quick service restaurant sector of the Hospitality industry in a competitive environment, given the cyclical nature of that industry, there can be no assurance that our profitability and growth will continue.

We derive a portion of our revenue from government contracts, which contain provisions unique to public sector customers, including the government's right to modify or terminate these contracts at any time.

     For the fiscal years ended December 31, 2005, 2004 and 2003, we derived 27%, 29% and 30%, respectively, of our total revenues from contracts to provide technical services to U.S. Government agencies and defense contractors. For the three months ended March 31, 2006 and 2005, revenues from such contracts were 30% and 29%, respectively, of total revenues. Contracts with U.S. Government agencies typically provide that such contracts are terminable at the convenience of the U.S. Government. If the U.S. Government terminated a contract on this basis, we would be entitled to receive payment for our allowable costs and, in general, a proportionate share of our fee or profit for work actually performed. Most U.S. Government contracts are also subject to modification or termination in the event of changes in funding. As such, we may perform work prior to formal authorization, or the contract prices may be adjusted for changes in scope of work. Termination or modification of a substantial number of our U.S. Government contracts could have a material adverse effect on our business, financial condition and results of operations.

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

     For the fiscal years ended December 31, 2005, 2004 and 2003, our net revenues from sales outside the United States were 11%, 9% and 11%, respectively, of the Company's total revenues. For the three months ended March 31, 2006 and 2005, sales outside the United States were 10% and 9%, respectively, of the total revenues. We anticipate that international sales will continue to account for a significant portion of sales. We intend to continue to expand our operations outside the United States and to enter additional international markets, which will require significant management attention and financial resources. Our operating results are subject to the risks inherent in international sales, including, but not limited to, regulatory requirements, political and economic changes and disruptions, geopolitical disputes and war, transportation delays, difficulties in staffing and managing foreign sales operations, and potentially adverse tax consequences. In addition, fluctuations in exchange rates may render our products less competitive relative to local product offerings, or could result in foreign exchange losses, depending upon the currency in which we sell our products. There can be no assurance that these factors will not have a material adverse affect on our future international sales and, consequently, on our operating results.

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

     We have goodwill and identifiable intangible assets totaling approximately $20.6 million and $9.5 million at March 31, 2006, respectively, resulting primarily from several business acquisitions. At least annually, we evaluate goodwill and identifiable intangible assets for impairment based on the fair value of the operating business unit to which these assets relate. This estimated fair value could change if we are unable to achieve operating results at the levels that have been forecasted, the market valuation of such companies decreases based on transactions involving similar companies, or there is a permanent, negative change in the market demand for the services offered by the business unit. These changes could result in an impairment of the existing goodwill and identifiable intangible asset balances that could require a material non-cash charge to our results of operations.

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


Reports on Form 8-K

     On February 6, 2006, PAR Technology Corporation furnished a report on Form 8-K pursuant to Item 8.01 (Other Events) of that Form relating to the name of the director chosen to preside at the regularly scheduled executive sessions of the non-management directors of PAR Technology Corporation is Director Sangwoo Ahn.

     On February 14, 2006, PAR Technology Corporation furnished a report on Form 8-K pursuant to Item 2.02 (Results of Operations and Financial Condition) of that Form relating to its financial information for the quarter ended December 31, 2005, as presented in a press release of February 14, 2006 and furnished thereto as an exhibit.

     On March 28, 2006, PAR Technology Corporation furnished a report on Form 8-K pursuant to Item 5.02 (Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers) of that Form relating to the received notice from Mr. J. Whitney Haney of his decision not to stand for re-election to the Company's Board of Directors.

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









Date:  May 10, 2006



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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)), for the registrant and have:

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


Date: May 10, 2006
                            John W. Sammon, Jr.
                            -------------------------------------------------
                            John W. Sammon, Jr.
                            Chairman of the Board and Chief Executive Officer

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)), for the registrant and have:

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


Date: May 10, 2006
                            Ronald J. Casciano
                            ----------------------------------------------------
                            Ronald J. Casciano
                            Vice President, Chief Financial Officer & Treasurer

                                  Exhibit 32.1



                           PAR TECHNOLOGY CORPORATION
                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of PAR Technology Corporation (the "Company") on Form 10-Q for the quarter ended March 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), we, John
W. Sammon, Jr. and Ronald J. Casciano, Chairman of the Board & Chief Executive Officer and Vice President, Chief Financial Officer & Treasurer of the Company, certify pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that to the best of our knowledge:


          (1) The Report fully complies with the requirement of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

          (2)  The information  contained in the Report fairly presents,  in all
               material  respects,   the  financial  condition  and  results  of
               operations of the Company.






John W. Sammon, Jr.
-----------------------------------------------
John W. Sammon, Jr.
Chairman of the Board & Chief Executive Officer
May 10, 2006

Ronald J. Casciano
-----------------------------------------------
Ronald J. Casciano
Vice President, Chief Financial Officer & Treasurer
May 10, 2006