Form 10-Q
period 2006-06-30
PAR TECHNOLOGY CORP
filed 2006-08-09
CIK 708821

Washington, D. C. 20549

                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


       For the Quarter Ended June 30, 2006. Commission File Number 1-9720

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

     The number of shares outstanding of registrant's common stock, as of July 31, 2006 - 14,181,082 shares.

                           PAR TECHNOLOGY CORPORATION


                                TABLE OF CONTENTS
                                    FORM 10-Q


                                     PART I
                              FINANCIAL INFORMATION


   Item Number
   -----------

      Item 1.              Financial Statements (unaudited)
                           -  Consolidated Statements of Income for
                              the three and six months ended
                              June 30, 2006 and 2005

                           -  Consolidated Statements of Comprehensive
                              Income for the three and six months
                              ended June 30, 2006 and 2005

                           -  Consolidated Balance Sheets at
                              June 30, 2006 and December 31, 2005

                           -  Consolidated Statements of Cash Flows
                              for the six months ended June 30, 2006 and 2005

                           -  Notes to Unaudited Interim Consolidated
                              Financial Statements

      Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      Item 3.              Quantitative and Qualitative Disclosures About
                           Market Risk

      Item 4.              Controls and Procedures

                                     PART II
                                OTHER INFORMATION


      Item 1A.             Risk Factors

      Item 4.              Submission of Matters to a Vote of Security Holders

      Item 6.              Exhibits and Reports on Form 8-K

      Signatures

      Exhibit Index

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                   PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                         For the three months     For the six months
                                                            ended June 30,           ended June 30,
                                                      -----------------------   ----------------------
                                                         2006          2005       2006         2005
                                                      ---------    ----------   ---------    ---------
Net revenues:
     Product ......................................   $  22,710    $  22,930    $  45,730    $  43,931
     Service ......................................      14,886       14,416       28,631       27,818
     Contract .....................................      15,747       13,874       31,579       28,228
                                                      ---------    ---------    ---------    ---------
                                                         53,343       51,220      105,940       99,977
                                                      ---------    ---------    ---------    ---------
Costs of sales:
     Product ......................................      13,074       13,893       25,872       26,769
     Service ......................................      10,840       10,923       21,550       21,370
     Contract .....................................      14,518       12,944       29,244       26,509
                                                      ---------    ---------    ---------    ---------
                                                         38,432       37,760       76,666       74,648
                                                      ---------    ---------    ---------    ---------
           Gross margin ...........................      14,911       13,460       29,274       25,329
                                                      ---------    ---------    ---------    ---------
Operating expenses:
     Selling, general and administrative ..........       8,194        7,323       16,269       14,716
     Research and development .....................       2,836        2,107        5,735        4,385
     Amortization of identifiable intangible assets         308          244          615          490
                                                      ---------    ---------    ---------    ---------
                                                         11,338        9,674       22,619       19,591
                                                      ---------    ---------    ---------    ---------

Operating income ..................................       3,573        3,786        6,655        5,738
Other income, net .................................         218           71          375          304
Interest expense ..................................        (167)         (65)        (252)        (143)
                                                      ---------    ---------    ---------    ---------
Income before provision for income taxes ..........       3,624        3,792        6,778        5,899
Provision for income taxes ........................      (1,286)      (1,441)      (2,428)      (2,242)
                                                      ---------    ---------    ---------    ---------
Net income ........................................   $   2,338    $   2,351    $   4,350    $   3,657
                                                      =========    =========    =========    =========
Earnings per share
     Basic ........................................   $     .16    $     .17    $     .31    $     .27
     Diluted ......................................   $     .16    $     .16    $     .29    $     .25

Weighted average shares outstanding
     Basic ........................................      14,173       13,674       14,162       13,553
                                                      =========    =========    =========    =========
     Diluted ......................................      14,776       14,670       14,802       14,551
                                                      =========    =========    =========    =========

See notes to unaudited interim consolidated financial statements

                   PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (in thousands)
                                   (unaudited)


                                                         For the three months     For the six months
                                                            ended June 30,           ended June 30,
                                                      -----------------------   ----------------------
                                                         2006          2005       2006         2005
                                                      ---------    ----------   ---------    ---------
Net income ........................................   $ 2,338      $   2,351    $ 4,350      $ 3,657
Other comprehensive income (loss), net of tax:
     Foreign currency translation adjustments .....        50           (228)       121         (365)
                                                      -------      ---------    -------      -------

Comprehensive income .............................    $ 2,388      $   2,123    $ 4,471      $ 3,292
                                                      =======      =========    =======      =======






























See notes to unaudited interim consolidated financial statements

                   PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)
                                   (unaudited)

                                                                 June 30,   December 31,
                                                                   2006         2005
                                                               ----------   ----------
Assets
Current assets:
       Cash and cash equivalents ...........................   $   2,068    $   4,982
       Accounts receivable-net .............................      50,243       40,781
       Inventories-net .....................................      32,199       29,562
       Income tax refunds ..................................         904          879
       Deferred income taxes ...............................       4,356        5,690
       Other current assets ................................       2,848        2,598
                                                               ---------    ---------
              Total current assets .........................      92,618       84,492
Property, plant and equipment - net ........................       7,931        8,044
Goodwill ...................................................      20,854       20,622
Intangible assets - net ....................................       9,205        9,904
Other assets ...............................................       2,538        2,087
                                                               ---------    ---------
                                                               $ 133,146    $ 125,149
                                                               =========    =========

Liabilities and Shareholders' Equity
Current liabilities:
       Current portion of long-term debt ...................   $      77    $      76
       Borrowings under lines of credit ....................       8,088        3,500
       Accounts payable ....................................      12,472       12,703
       Accrued salaries and benefits .......................       8,861        9,725
       Accrued expenses ....................................       2,205        2,352
       Customer deposits ...................................       3,235        3,973
       Deferred service revenue ............................      10,749       11,332
                                                               ---------    ---------
              Total current liabilities ....................      45,687       43,661
                                                               ---------    ---------
Long-term debt .............................................       1,909        1,948
                                                               ---------    ---------
Deferred income taxes ......................................         695          201
                                                               ---------    ---------
Other long-term liabilities ................................       1,429          847
                                                               ---------    ---------
Commitments and contingent liabilities Shareholders' Equity:
       Preferred stock, $.02 par value,
           1,000,000 shares authorized .....................        --           --
       Common stock, $.02 par value,
           29,000,000 shares authorized;
           15,959,386 and 15,914,958 shares issued;
           14,181,082 and 14,136,654 outstanding ...........         319          318
       Capital in excess of par value ......................      37,736       37,271
       Retained earnings ...................................      51,789       47,442
       Accumulated other comprehensive loss ................        (490)        (611)
       Treasury stock, at cost, 1,778,304 shares ...........      (5,928)      (5,928)
                                                               ---------    ---------
              Total shareholders' equity ...................      83,426       78,492
                                                               ---------    ---------
                                                               $ 133,146    $ 125,149
                                                               =========    =========

See notes to unaudited interim consolidated financial statements

                   PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                      For the six months
                                                                        ended June 30,
                                                                     -------------------
                                                                        2006      2005
                                                                     --------   --------
Cash flows from operating activities:
    Net income ...................................................   $ 4,350    $ 3,657
    Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
         Depreciation and amortization ...........................     1,914      1,834
         Provision for bad debts .................................       286        515
         Provision for obsolete inventory ........................       622      2,077
         Equity based compensation ...............................       138        --
         Tax benefit of stock option exercises ...................       --       2,476
         Deferred income tax .....................................     1,682     (1,516)
         Changes in operating assets and liabilities:
             Accounts receivable .................................    (9,748)    (4,572)
             Inventories .........................................    (3,259)    (3,293)
             Income tax refunds ..................................       (25)      --
             Other current assets ................................      (250)      (109)
             Other assets ........................................      (451)      (478)
             Accounts payable ....................................      (231)     1,829
             Accrued salaries and benefits .......................      (864)       (90)
             Accrued expenses ....................................      (147)       433
             Customer deposits ...................................      (738)    (1,015)
             Deferred service revenue ............................      (583)     1,026
             Other long-term liabilities .........................       582        530
                                                                     -------    -------
               Net cash provided by (used in) operating activities    (6,722)     3,304
                                                                     -------    -------
Cash flows from investing activities:
    Capital expenditures .........................................      (867)      (868)
    Capitalization of software costs .............................      (234)      (411)
                                                                     -------    -------
               Net cash used in investing activities .............    (1,101)    (1,279)
                                                                     -------    -------
Cash flows from financing activities:
    Net borrowings (payments) under line-of-credit agreements ....     4,588     (8,346)
    Payments of long-term debt ...................................       (38)       (34)
    Proceeds from the exercise of stock options ..................       159      1,403
    Tax benefit of stock option exercises ........................       169        --
    Cash dividend in lieu of fractional shares on stock split ....        (4)       --
                                                                     -------    -------
               Net cash provided by (used in) financing activities     4,874     (6,977)
                                                                     -------    -------
Effect of exchange rate changes on cash and cash equivalents .....        35       (699)
                                                                     -------    -------
Net decrease in cash and cash equivalents ........................    (2,914)    (5,651)
Cash and cash equivalents at beginning of period .................     4,982      8,696
                                                                     -------    -------
Cash and cash equivalents at end of period .......................   $ 2,068    $ 3,045
                                                                     =======    =======

Supplemental disclosures of cash flow information:

Cash paid during the period for:
    Interest .....................................................   $   230    $   171
    Income taxes, net of refunds .................................       548        672

See notes to unaudited interim consolidated financial statements


                   PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
          NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS


1. The accompanying unaudited interim consolidated financial statements have been prepared by PAR Technology Corporation (the "Company" or "PAR") in accordance with U.S. generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements. Accordingly, these interim financial statements do not include all information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of the Company such unaudited statements include all adjustments (which comprise only normal recurring accruals) necessary for a fair presentation of the results for such periods. The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results of operations to be expected for any future period. The consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2005 included in the Company's December 31, 2005 Annual Report to the Securities and Exchange Commission on Form 10-K.

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

     On December 6, 2005, the Company also acquired C(3)I Associates ("C(3)I"), a Government technology services business. The Company paid $589,000 in cash and assumed certain liabilities.

     On an unaudited proforma basis, assuming the completed acquisitions had occurred as of the beginning of the period presented, the consolidated results of the Company would have been as follows (in thousands, except per share amounts):

                                   For the three months   For the six months
                                   ended June 30, 2005    ended June 30, 2005
                                   -------------------    -------------------

     Net revenues                     $    52,948            $    103,268
     Net income                       $     2,506            $      3,899

     Earnings per share:
         Basic                        $       .18            $        .29
         Diluted                      $       .17            $        .27


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

3.   Inventories   are  primarily  used  in  the   manufacture  and  service  of
     Hospitality products. The components of inventory, net of related reserves, consist of the following:

                                              (in thousands)
                                       June 30,            December 31,
                                        2006                   2005
                                    ------------          -------------

            Finished goods          $      9,090          $      7,217
            Work in process                1,614                 1,874
            Component parts                4,642                 4,693
            Service parts                 16,853                15,778
                                    ------------          ------------
                                    $     32,199          $     29,562
                                    ============          ============

     At June 30, 2006 and December 31, 2005, the Company had recorded reserves for shrinkage, excess and obsolete inventory of $4,152,000 and $4,189,000, respectively.

4. Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123R Share-Based Payment (SFAS 123R) on a modified prospective basis. This standard requires the Company to measure the cost of employee services received in exchange for equity awards based on the grant date fair value of the awards. The cost is recognized as compensation expense over the vesting period of the awards. Total compensation expense included in operating expenses for the three and six months ended June 30, 2006 was $95,000 and $138,000, respectively.

     As of June 30, 2006, there were 992,431 stock options outstanding. At June 30, 2006, the unrecognized compensation expense related to non vested option awards was $362,000 (net of estimated forfeitures). There were no options granted or forfeited during the first six months of 2006. Option grants issued prior to January 1, 2006 have been valued using a Black-Scholes option valuation model.

     Prior to adopting SFAS 123R on January 1, 2006, the Company's equity based employee compensation awards were accounted for under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. For the three and six months ended June 30, 2005, no equity option based employee compensation cost is reflected in net income, as all options granted under the Company's stock option plans had an exercise price equal to the underlying common stock price on the date of grant. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS 123R to equity based employee compensation (in thousands, except per share data):

                                         For the three months For the six months
                                             ended June 30,       ended June 30,
                                                  2005                2005
                                             ------------         ------------

  Net income                                 $      2,351         $     3,657
  Compensation expense, net of tax                   (103)               (179)
                                             ------------         -----------
  Proforma net income                        $      2,248         $     3,478
                                             ============         ===========

Earnings per share:
  As reported    --    Basic                 $        .17         $       .27
                 --    Diluted               $        .16         $       .25

  Proforma       --    Basic                 $        .16         $       .26
                 --    Diluted               $        .15         $       .24


     In 2005, the Company's 1995 Stock Option plan expired. The 2005 Equity Incentive Plan was approved by the shareholders at the Company's 2006 Annual Meeting. The Company has reserved 1,000,000 shares under its 2005 Equity Incentive Plan. Stock options under this Plan may be incentive stock options or nonqualified stock options. The Plan also provides for restricted stock grants. To date, there have been no grants under this Plan. Stock options are nontransferable other than upon death. Option grants generally vest over a three to five year period after the grant and typically expire ten years after the date of the grant.

                                                           Weighted    Aggregate
                                                            Average    Intrinsic
                                            No. of Shares  Exercise     Value
                                           (in thousands)   Price (in thousands)
                                           -------------- -------- -------------

Outstanding at December 31, 2005 ...........     1,037    $   4.03      $15,008
                                                                        =======
    Granted ................................        --         --
    Exercised ..............................       (45)       3.57      $   661
    Forfeited ..............................        --         --
                                               -------    -------
Outstanding at June 30, 2006 ...............       992    $   4.05      $ 9,041
                                               =======    ========      =======

Vested and expected to vest at June 30, 2006       986    $   3.97      $ 8,076
                                               =======    ========      =======

Total shares exercisable as of June 30, 2006       699    $   3.06      $ 6,785
                                               =======    ========      =======


     Stock options outstanding at June 30, 2006 are summarized as follows:



                                      Number
          Range of                  Outstanding            Weighted Average         Weighted Average
       Exercise Prices            (in thousands)            Remaining Life           Exercise Price
       ---------------             ------------             --------------           --------------

       $1.25    -     $4.00              626                4.5    Years               $    2.32
       $4.01    -     $7.25              296                8.2    Years               $    5.94
                     $11.40               70                8.8    Years               $   11.40
       --------------------          -------                ------------               ---------

       $1.25    -    $11.40              992                5.9    Years               $    4.05
       ====================          =======                ============               =========


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

     The  following  is  a   reconciliation   of  the  weighted  average  shares
     outstanding for the basic and diluted EPS computations (in thousands, except per share data):

                                                            For the three months
                                                                ended June 30,
                                                            --------------------
                                                                2006        2005
                                                              -------    -------
Net income ...............................................    $ 2,338    $ 2,351
                                                              =======    =======
Basic:
     Shares outstanding at beginning of period ...........     14,158     13,478
     Weighted average shares issued during the period ....         15        196
                                                              -------    -------
     Weighted average common shares, basic ...............     14,173     13,674
                                                              =======    =======
     Earnings per common share, basic ....................    $   .16    $   .17
                                                              =======    =======
Diluted:
     Weighted average common shares, basic ...............     14,173     13,674
     Dilutive impact of stock options ....................        603        996
                                                              -------    -------
     Weighted average common shares, diluted .............     14,776     14,670
                                                              =======    =======
     Earnings per common share, diluted ..................    $   .16    $   .16
                                                              =======    =======


                                                            For the three months
                                                                ended June 30,
                                                            --------------------
                                                                2006        2005
                                                              -------    -------
Net income ...............................................    $ 4,350    $ 3,657
                                                              =======    =======
Basic:
     Shares outstanding at beginning of period ...........     14,137     13,403
     Weighted average shares issued during the period ....         25        150
                                                              -------    -------
     Weighted average common shares, basic ...............     14,162     13,553
                                                              =======    =======
     Earnings per common share, basic ....................    $   .31    $   .27
                                                              =======    =======
Diluted:
     Weighted average common shares, basic ...............     14,162     13,553
     Dilutive impact of stock options ....................        640        998
                                                              -------    -------
     Weighted average common shares, diluted .............     14,802     14,551
                                                              =======    =======
     Earnings per common share, diluted ..................    $   .29    $   .25
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

     Information as to the Company's segments is set forth below:

                                                  (in thousands)
                                   For the three months      For the six months
                                      ended June 30,           ended June 30,
                                 ----------------------    ----------------------
                                    2006         2005         2006         2005
                                 ---------    ---------    ---------   ----------
Revenues:
     Hospitality .............   $  37,596    $  37,346    $  74,361    $  71,749
     Government ..............      15,747       13,874       31,579       28,228
                                 ---------    ---------    ---------    ---------
           Total .............   $  53,343    $  51,220    $ 105,940    $  99,977
                                 =========    =========    =========    =========
Operating income:
     Hospitality .............   $   2,418    $   2,899    $   4,434    $   4,085
     Government ..............       1,155          887        2,221        1,653
                                 ---------    ---------    ---------    ---------
                                     3,573        3,786        6,655        5,738
Other income, net ............         218           71          375          304
Interest expense .............        (167)         (65)        (252)        (143)
                                 ---------    ---------    ---------    ---------
Income before provision
  for income taxes ...........   $   3,624    $   3,792    $   6,778    $   5,899
                                 =========    =========    =========    =========


Depreciation and amortization:
     Hospitality .............   $     797    $     796    $   1,696    $   1,601
     Government ..............          10           22           24           42
     Other ...................         122           96          194          191
                                 ---------    ---------    ---------    ---------
           Total .............   $     929    $     914    $   1,914    $   1,834
                                 =========    =========    =========    =========
Capital expenditures:
     Hospitality .............   $     300    $     485    $     688    $     721
     Government ..............        --             30         --             30
     Other ...................         119           41          179          117
                                 ---------    ---------    ---------    ---------
           Total .............   $     419    $     556    $     867    $     868
                                 =========    =========    =========    =========

Revenues by geographic area:
     United States ...........   $  45,881    $  45,864    $  93,171    $  89,969
     Other Countries .........       7,462        5,356       12,769       10,008
                                 ---------    ---------    ---------    ---------
           Total .............   $  53,343    $  51,220    $ 105,940    $  99,977
                                 =========    =========    =========    =========

     The following table represents identifiable assets by business segment:

                                                            (in thousands)
                                                      June 30,      December 31,
                                                        2006              2005
                                                     --------          ---------
Identifiable assets:
    Hospitality ..........................           $114,881           $106,529
    Government ...........................             11,418              9,015
    Other ................................              6,847              9,605
                                                     --------           --------
Total ....................................           $133,146           $125,149
                                                     ========           ========


     The following table presents identifiable assets by geographic area based on the location of the asset:

                                                          (in thousands)
                                                     June 30,       December 31,
                                                      2006                2005
                                                    ---------          ---------

United States ..........................            $125,083            $119,627
Other Countries ........................               8,063               5,522
                                                    --------            --------
       Total ...........................            $133,146            $125,149
                                                    ========            ========

     The following table represents Goodwill by business segment:

                                                           (in thousands)
                                                     June 30,       December 31,
                                                      2006                2005
                                                    ---------          ---------

    Hospitality ........................             $20,318             $20,086
    Government .........................                 536                 536
                                                     -------             -------
Total ..................................             $20,854             $20,622
                                                     =======             =======

     Customers comprising 10% or more of the Company's total revenues are summarized as follows:

                                       For the three months  For the six months
                                          ended June 30,       ended June 30,
                                       ------------------   ------------------
                                        2006        2005      2006        2005
                                       ------     -------   -------     ------

Restaurant Segment:
     McDonald's Corporation .......      27%        29%        26%        29%
     YUM! Brands, Inc. ............      12%        13%        11%        12%
Government Segment:
     Department of Defense ........      30%        27%        30%        28%
All Others ........................      31%        31%        33%        31%
                                        ---        ---        ---        ---
                                        100%       100%       100%       100%
                                        ===        ===        ===        ===

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

"Safe Harbor"  Statement under the Private  Securities  Litigation Reform Act of
1995

     This document contains  "forward-looking  statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. Any statements in this document that do not describe historical facts are forward-looking statements. Forward-looking statements in this document (including forward-looking statements regarding the continued health of the Hospitality industry, future information technology outsourcing opportunities, an expected increase in funding by the U.S. Government relating to the Company's logistics management contracts, the impact of current world events on our results of operations, the effects of inflation on our margins, and the effects of interest rate and foreign currency fluctuations on our results of operations) are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. When we use words such as "intend," "anticipate," "believe," "estimate," "plan," "will," or "expect", we are making forward-looking statements. We believe that the assumptions and expectations reflected in such forward-looking statements are reasonable, based on information available to us on the date hereof, but we cannot assure you that these assumptions and expectations will prove to have been correct or that we will take any action that we presently may be planning. We have disclosed certain important factors that could cause our actual future results to differ materially from our current expectations, including a decline in the volume of purchases made by one or a group of our major customers; risks in technology development and commercialization; risks of downturns in economic conditions generally, and in the quick-service sector of the hospitality market specifically; risks associated with government contracts; risks associated with competition and competitive pricing pressures; and risks related to foreign operations. Forward-looking statements made in connection with this report are necessarily qualified by these factors. We are not undertaking to update or revise publicly any forward-looking statement if we obtain new information or upon the occurrence of future events or otherwise.

Overview

     PAR is a hospitality technology provider that focuses upon the design, manufacturer and marketing of technology systems. PAR is also a provider to the Federal Government, and its agencies, of Information Technology engineering services and applied technology. The primary markets for the Company's products and services are:

     o restaurant, hotel/resorts, spas, entertainment, and retail industries for the integrated technologies of transaction processing and data capture for certain enterprises

     o the U.S. military and a broad range of federal, state and local government agencies

     The Company's hospitality technology products are used in a variety of applications by numerous segment customers. The Company faces competition in all of its markets (restaurants, hotels, theaters, etc.) and competes primarily on the basis of product design/features, product quality/reliability, price, customer service and delivery capability. Recently, there has been a trend in the hospitality marketplace for end-users to consolidate their lists of approved vendors to companies that have global reach, can exceed quality and delivery standards, have multiple product offerings, R&D capability, and be competitive with their pricing. PAR's global presence as a hospitality technology provider is an important competitive advantage as it allows the Company to provide cutting edge technology and service products, matched with a significant delivery capability, globally to its multinational customers such as McDonald's, Yum! Brands and the Mandarin Oriental Hotel Group. During 2005, the Company acquired PixelPoint Technologies of Toronto, Ontario, Canada. PixelPoint creates software specifically for the table service (sit down) segment of the restaurant industry and PAR views this business as a natural progression for the Company as it strives to be the dominant supplier of hospitality technology across several vertical markets in the hospitality segment. During the first half of 2006, the Company competed for and won the Corner Bakery Cafe account by CBC Restaurant Corp. CBC Restaurant selected the Company's integrated hospitality management technology solution for its restaurant operations specifying the PixelPoint software application suite operating on the Company's VIGO POS(TM) hardware terminals for their nearly 100 restaurants. The Company also announced a contract with the Hamilton Island resort in Australia for its resort software. Additionally, the Company became an approved supplier of integrated restaurant technology solutions to more than 11,000 Burger King restaurants around the world.

     PAR's continued strategy for their hospitality technology segment is to provide complete, integrated technology systems and services and high level customer service in the markets in which it competes. The Company focuses its research and development efforts to develop leading-edge products that meet and exceed our customers' requirements and also have high probability for broader market appeal and success. PAR also focuses upon efficiency in our operations and managing operating costs. This has been achieved through the investment in modern production technologies, and efficiently administering purchasing processes and functions.

     PAR operates two wholly-owned subsidiaries in the Government business segment, PAR Government Systems Corporation (PGSC) and Rome Research Corporation
(RRC). As a long-standing Government contractor, PAR provides software developers to work on advanced technology systems for the U.S. Department of Defense and other U.S. Governmental agencies. Additionally, PAR provides information technology and communications support services to the U.S. Navy, U.S. Air Force and U.S. Army. The Company's obligation under its contracts is to provide labor hours to conduct research or to staff facilities with no other deliverables or performance obligations. PAR focuses its computer-based system design services on providing high quality technical services, ranging from experimental studies to advanced operational systems, within a variety of areas of research, including radar, image and signal processing, logistic management systems, and geospatial services and products. PAR's Government engineering service business provides management and engineering services that consist of facilities operation and management. In December 2005, PAR acquired C(3)I
Associates, a government technology services business that focuses upon developing technologies that enhance the command, control and communication requirements of the U.S. military.

     In 2005 PAR was awarded several new contracts with the U.S. Navy, including one for the operation of a Navy I/T facility in Italy, several awards with the General Services Administration and the International Broadcast Bureau. In the first half of 2006, the Company was awarded a $3.8 million contract with the Government's Defense Finance and Accounting Service to provide Information Technology instruction and helpdesk services. The Company will continue to execute its strategy of leveraging its core technical capabilities and performance into related technical areas and an expanding customer base. The Company will seek to accelerate this growth through strategic acquisitions of businesses that broaden the Company's technology and/or business base.

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

     o Developing integrated solutions o Continuing to grow our global presence in growth markets

     o    Focusing on customer needs

     o    Encouraging entrepreneurial corporate attitude and spirit

     o    Fostering a mindset of controlling cost

     o    Pursuing strategic acquisitions

Summary

     We believe we will continue to be successful in our two core business segments-Hospitality Technology and Government Contracting-because of our knowledge, customer focus and industry expertise. In addition, our operations will benefit from our efficient supply chain and economies of scale as we leverage our suppliers and distribution operations. We remain committed to streamlining our operations and improving our return on invested capital through a variety of initiatives.

     The following table sets forth the Company's net revenues by reportable segment (in thousands):

                             For the three months  For the six months
                                 ended June 30,       ended June 30,
                             -------------------   -------------------
                                2006       2005       2006       2005
                             --------   --------   --------   --------
Revenues:
     Hospitality .........   $ 37,596   $ 37,346   $ 74,361   $ 71,749
     Government ..........     15,747     13,874     31,579     28,228
                             --------   --------   --------   --------
Total consolidated revenue   $ 53,343   $ 51,220   $105,940   $ 99,977
                             ========   ========   ========   ========

     The following discussion and analysis highlights items having a significant effect on operations during the three and six months ended June 30, 2006. This discussion may not be indicative of future operations or earnings. It should be read in conjunction with the audited annual consolidated financial statements and notes thereto and other financial and statistical information included in this report.

Results of Operations -- Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

     The Company reported revenues of $53.3 million for the quarter ended June 30, 2006, an increase of 4% from the $51.2 million reported for the quarter ended June 30, 2005. The Company's net income for the quarter ended June 30, 2006 was $2.3 million, or $.16 diluted net income per share, compared to net income of $2.4 million and $.16 per diluted share for the same period in 2005.

     Product revenues from the Company's Hospitality segment were $22.7 million for the quarter ended June 30, 2006, a decrease of 1 % from the $22.9 million recorded in 2005. This decrease was due to a $2.2 million decline in domestic product sales primarily due to lower hardware sales to Hospitality customers. This drop in domestic revenue was partially offset by a $2 million increase in international product sales. This increase was the result of growth in sales to the Company's restaurant customers in Europe and Asia.

     Customer service revenues are also generated by the Company's Hospitality segment. The Company's service offerings include system integration, installation, training, twenty-four hour help desk support and various depot and on-site service options. Customer service revenues were $14.9 million for the quarter ended June 30, 2006, an increase of 3% from the $14.4 million for the same period in 2005. The increase was due to a 9% or $543,000 growth in the Company's field service and support center revenue for its restaurant customers due to expansion of the Company's customer base. Additionally, systems integration and software maintenance revenues from the Company's resort and spa customers contributed to its revenue growth. This was partially offset by a decline in installation revenue due to the timing of customer installations.

     Contract revenues from the Company's Government segment were $15.7 million for the quarter ended June 30, 2006, an increase of 14% when compared to the $13.9 million recorded in the same period in 2005. This growth was primarily due to a $1.1 million increase in information technology outsourcing revenue from contracts for facility operations at critical U.S. Department of Defense telecommunication sites across the globe. These outsourcing operations provided by the Company directly support U.S. Navy, Air Force and Army operations as they seek to convert their military information technology communications facilities into contractor-run operations and to meet new requirements with contractor support. Also contributing to the growth was applied technology contracts involving software to assist the Air Force in battle planning.

     Product margins for the quarter ended June 30, 2006 were 42.4%, an increase of 300 basis points from the 39.4% for the quarter ended June 30, 2005. This increase in margins was primarily attributable to higher software revenue. This software revenue was generated from the Company's resort, spa and restaurant customers including license sales of the Company's newly acquired PixelPoint software.

     Customer Service margins were 27.2% for the quarter ended June 30, 2006 compared to 24.2% for the same period in 2005. This increase is due to continuous improvement in operational efficiencies in several service areas.

     Contract margins were 7.8% for the quarter ended June 30, 2006 versus 6.7% for the same period in 2005. This increase is due to an increase in margins in the Company's applied technology contracts and higher margins on certain fixed priced contracts in the Company's information technology outsourcing contracts. The most significant components of contract costs in 2006 and 2005 were labor and fringe benefits. For the quarter ended June 30, 2006, labor and fringe benefits were $11.2 million or 77% of contract costs compared to $9.5 million or 74% of contract costs for the same period in 2005.

     Selling, general and administrative expenses are virtually all related to the Company's Hospitality segment. Selling, general and administrative expenses for the quarter ended June 30, 2006 were $8.2 million, an increase of 12% from the $7.3 million expense for the same period in 2005. This increase is due to a rise in sales and marketing expenses associated with restaurant products as the Company is planning for future growth including in international markets. Also contributing to the increase was the Company's 2005 acquisition of PixelPoint Technologies, Inc.

     Research and development expenses relate primarily to the Company's Hospitality segment. Research and development expenses were $2.8 million for the quarter ended June 30, 2006, an increase of 35% from the $2.1 million recorded in 2005. The increase was primarily attributable to the Company's continued research and development in its hardware and software products for its restaurant, resort and spa customers. The increase also reflects the research and development of its recently acquired PixelPoint subsidiary.

     Amortization of identifiable intangible assets was $308,000 for the second quarter of 2006 compared to $244,000 for 2005. The increase is primarily due to amortization relating to the acquisition of PixelPoint Technologies, Inc. on October 4, 2005.

     Other income, net, was $218,000 for the quarter ended June 30, 2006 compared to $71,000 for the same period in 2005. Other income primarily includes rental income and foreign currency gains and losses. The increase is primarily due to additional rental income.

     Interest expense represents interest charged on the Company's short-term borrowing requirements from banks and from long-term debt. Interest expense was $167,000 for the quarter ended June 30, 2006 as compared to $65,000 in 2005. The Company experienced a higher borrowing interest rate and higher average borrowings in 2006 when compared to 2005.

     For the quarter ended June 30, 2006, the Company's effective income tax rate was 35.5%, compared to 38% in 2005. The variance from the federal statutory rate in 2006 and 2005 was primarily due to state income taxes, offset by benefits related to export sales as well as tax benefits related to domestic production activities.

Results of Operations -- Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

     The Company reported revenues of $105.9 million for the six months ended June 30, 2006, an increase of 6% from the $100 million reported for the six months ended June 30, 2005. The Company's net income for the six months ended June 30, 2006 was $4.3 million, or $.29 diluted net income per share, compared to net income of $3.7 million and $.25 per diluted share for the same period in 2005.

     Product revenues from the Company's Hospitality segment were $45.7 million for the six months ended June 30, 2006, an increase of 4% from the $43.9 million recorded in 2005. In the domestic restaurant market the Company experienced an increase in the sales of its software products which was more than offset by a decline in hardware sales resulting in an overall $577,000 decline in product revenue. Internationally, product revenues grew $2.4 million primarily due to hardware and software sales to restaurant customers in Europe and Asia.

     Customer service revenues are also generated by the Company's Hospitality segment. The Company's service offerings include system integration, installation, training, twenty-four hour help desk support and various depot and on-site service options. Customer service revenues were $28.6 million for the six months ended June 30, 2006, an increase of 3% from the $27.8 million for the same period in 2005. The increase was due to a 13% or $1.5 million growth in the Company's field service and support center revenue for its restaurant customers due to expansion of the Company's customer base. Additionally, systems integration and software maintenance revenues from the Company's resort and spa customers contributed to its revenue growth. This was partially offset by a decline in installation revenue due to the timing of customer installations.

     Contract revenues from the Company's Government segment were $31.6 million for the six months ended June 30, 2006, an increase of 12% when compared to the $28.2 million recorded in the same period in 2005. This growth was primarily due to a $2 million increase in applied technology contracts including those involving the development of software to assist Air Force command level personnel in air battle planning. Also contributing to this growth was a $1.5 million increase in information technology outsourcing revenue from contracts for facility operations at critical U.S. Department of Defense telecommunication sites across the globe. These outsourcing operations provided by the Company directly support U.S. Navy, Air Force and Army operations as they seek to convert their military information technology communications facilities into contractor-run operations and to meet new requirements with contractor support.

     Product margins for the six months ended June 30, 2006 were 43.4%, an increase of 430 basis points from the 39.1% for the six months ended June 30, 2005. This increase in margins was primarily attributable to higher software revenue. This software revenue was generated from the Company's resort, spa and restaurant customers including license sales of the Company's newly acquired PixelPoint software.

     Customer Service margins were 24.7% for the six months ended June 30, 2006 compared to 23.2% for the same period in 2005. The increase was due to continuous improvements in operational effectiveness in certain service areas offset by a decline in installation margins for restaurant customers due to the drop in installation revenue for the period.

     Contract margins were 7.4% for the six months ended June 30, 2006 versus 6.1% for the same period in 2005. The margin increase resulted from a favorable cost share adjustment on our Logistics Management program and higher margins on certain fixed price contracts. The most significant components of contract costs in 2006 and 2005 were labor and fringe benefits. For the six months ended June 30, 2006, labor and fringe benefits were $22.9 million or 78% of contract costs compared to $19.4 million or 73% of contract costs for the same period in 2005.

     Selling, general and administrative expenses are virtually all related to the Company's Hospitality segment. Selling, general and administrative expenses for the six months ended June 30, 2006 were $16.3 million, an increase of 11% from the $14.7 million expense for the same period in 2005. The increase was primarily attributable to a rise in selling and marketing expenses related to sales of the Company's traditional hardware and software products. Also contributing to the increase was an investment in the Company's restaurant sales force and the Company's 2005 acquisition of PixelPoint Technologies, Inc.

     Research and development expenses relate primarily to the Company's Hospitality segment. Research and development expenses were $5.7 million for the six months ended June 30, 2006, an increase of 31% from the $4.4 million recorded in 2005. The increase was primarily attributable to the Company's continuing research and development related to its hardware and software products for its restaurant, resort and spa customers also contributing to the increase was the Company's acquisition of PixelPoint in 2005.

     Amortization of identifiable intangible assets was $615,000 for the six months ended June 30, 2006 compared to $490,000 for 2005. The increase is primarily due to amortization relating to the acquisition of PixelPoint Technologies, Inc. on October 4, 2005.

     Other income, net, was $375,000 for the six months ended June 30, 2006 compared to $304,000 for the same period in 2005. Other income primarily includes rental income and foreign currency gains and losses. The increase in 2006 resulted primarily from an increase in rental income.

     Interest expense represents interest charged on the Company's short-term borrowing requirements from banks and from long-term debt. Interest expense was $252,000 for the six months ended June 30, 2006 as compared to $143,000 in 2005. The Company experienced a higher borrowing interest rate and higher average borrowings outstanding in 2006 which compared to 2005.

     For the six months ended June 30, 2006, the Company's effective income tax rate was 35.8%, compared to 38% in 2005. The variance from the federal statutory rate in 2006 and 2005 was primarily due to state income taxes, offset by benefits related to export sales as well as tax benefits related to domestic production activities.


Liquidity and Capital Resources

     The Company's primary sources of liquidity have been cash flow from operations and lines of credit with various banks. Cash used in operations was $6.7 million for the six months ended June 30, 2006 compared to cash provided by operations of $3.3 million for 2005. In 2006, cash was negatively impacted by the timing of customer receipts and by inventory purchases in anticipation of future demand. In 2005, cash flow was generated primarily from operating profits and the timing of vendor payments for material purchases. This was partially offset by an increase in accounts receivable and inventory purchases.

     Cash used in investing activities was $1.1 million for the six months ended June 30, 2006 compared to $1.3 million from the same period in 2005. In 2006, capital expenditures were $867,000 and were principally for manufacturing equipment and information technology equipment and software for internal use. Capitalized software costs relating to software development of Hospitality segment products were $234,000 in 2006. In 2005, capital expenditures were $868,000 and were primarily for manufacturing and research and development equipment. Capitalized software costs relating to software development of Hospitality segment products were $411,000 in 2005.

     Cash provided by financing activities was $4.9 million for the six months ended June 30, 2006 versus cash used by financing activities of $7 million in 2005. During 2006, the Company increased its short-term bank borrowings by $4.6 million and received $159,000 from the exercise of employee stock options. In 2005, the Company reduced its short-term bank borrowings by $8.3 million and received $1.4 million from the exercise of employee stock options.

     The Company has an aggregate availability of $20,000,000 in unsecured bank lines of credit which expire in April, 2009. One line totaling $12,500,000 bears interest at the bank borrowing rate (6.1% at June 30, 2006). The second line of $7,500,000 allows the Company, at its option, to borrow funds at the LIBOR rate plus the applicable interest rate spread or at the bank's prime lending rate (6.3% at June 30, 2006).

     At June 30, 2006, there was $8,088,000 outstanding under these lines and $11,912,000 available under these lines. These facilities contain certain loan covenants including a leverage ratio of greater than 5 to 1 and a fixed charge coverage ratio of not greater than 4 to 1.

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

Revenue Recognition Policy

     The Company recognizes revenue generated by the Hospitality segment using the guidance from SEC Staff Accounting Bulletin (SAB) No. 104, "Revenue Recognition" and the AICPA Statement of Position (SOP) 97-2, "Software Revenue Recognition". Product revenues consist of sales of the Company's standard point-of-sale and property management systems of the Hospitality segment. Product revenues include both hardware and software sales. The Company recognizes revenue from the sale of complete restaurant systems (which primarily includes hardware or hardware and software) upon delivery to the customer site, or upon installation for certain software products. For restaurant systems that are self-installed by the customer or an unrelated third party and for component sales or supplies, the Company recognizes revenue at the time of shipment. The Company also records service revenues relating to its standard point-of-sale and property management systems of the Hospitality segment. Service revenues include installation and training, support maintenance for both hardware and software products, and field and depot repair. For elements of service revenues, such as installation and training, revenue is based upon standard hourly/daily rates and revenue is recognized as the services are performed. For hardware and software support maintenance, revenue is based on established renewal rates. Service revenues from maintenance contracts are recognized ratably over the related contract period. For depot repair, revenue is charged based on established flat rates for the items being repaired.

     The individual product and service offerings that are included in arrangements with our customers are identified and priced separately to the customer based upon the stand alone price for each individual product or service sold in the arrangement irrespective of the combination of products and services which are included in a particular arrangement. As such, the units of accounting are based on each individual product and service sold, and revenue is allocated to each element based on vendor specific objective evidence (VSOE) of fair value. VSOE of fair value for each individual product and service is based on separate individual prices of these products and services. The sales price used to establish fair value is the sales price of the element when it is sold individually in a separate arrangement and not as a separate element in a multiple element arrangement.

     The Company recognizes revenue in its Government segment using the guidance from SEC Staff Accounting Bulletin No. 104, Revenue Recognition. The Company's contract revenues generated by the Government segment result primarily from contract services performed for the U.S. Government under a variety of cost-plus fixed fee, time-and-material and fixed-price contracts. Revenue on cost-plus fixed fee contracts is recognized based on allowable costs for labor hours delivered, as well as other allowable costs plus the applicable fee. Revenue on time and material contracts is recognized by multiplying the number of direct labor hours delivered in the performance of the contract by the contract billing rates and adding other direct costs as incurred. Revenue for fixed-price contracts is recognized as labor hours are delivered which approximates the straight-line basis of the life of the contract. The Company's obligation under these contracts is to provide labor hours to conduct research or to staff facilities with no other deliverables or performance obligations. Anticipated losses on all contracts are recorded in full when identified. Unbilled accounts receivable are stated in the Company's consolidated financial statements at their estimated realizable value. Contract costs, including indirect expenses, are subject to audit and adjustment through negotiations between the Company and U.S. Government representatives.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

INFLATION

     Inflation had little effect on revenues and related costs during the first six months of 2006. Management anticipates that margins will be maintained at acceptable levels to minimize the affects of inflation, if any.

INTEREST RATES

     As of June 30, 2006, the Company has $1.9 million in variable long-term debt and $8.2 million in variable short-term debt. The Company believes that an adverse change in interest rates of 100 basis points would not have a material impact on our business, financial condition, results of operations or cash flows.

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

     (b) Changes in Internal Controls.

     There was no change in the Company's internal controls over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, such internal controls over financial reporting.

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

A DECLINE IN THE VOLUME OF PURCHASES MADE BY ANY ONE OF THE COMPANY'S MAJOR CUSTOMERS WOULD MATERIALLY ADVERSELY AFFECT OUR BUSINESS.


     A small number of related customers have historically accounted for a majority of the Company's net revenues in any given fiscal period. For the fiscal years ended December 31, 2005, 2004 and 2003, aggregate sales to our top two Hospitality segment customers, McDonald's and Yum! Brands, amounted to 41%, 51% and 50%, respectively, of total revenues. For the six months ended June 30, 2006 and 2005, sales to those customers were 37% and 41%, respectively of total revenues. Most of the Company's customers are not obligated to provide us with any minimum level of future purchases or with binding forecasts of product purchases for any future period. In addition, major customers may elect to delay or otherwise change the timing of orders in a manner that could adversely affect the Company's quarterly and annual results of operations. There can be no assurance that our current customers will continue to place orders with us, or that we will be able to obtain orders from new customers.

AN INABILITY TO PRODUCE NEW PRODUCTS THAT KEEP PACE WITH TECHNOLOGICAL DEVELOPMENTS AND CHANGING MARKET CONDITIONS COULD RESULT IN A LOSS OF MARKET SHARE.

     The products we sell are subject to rapid and continual changes in technology. Our competitors offer products that have an increasingly wider range of features and capabilities. We believe that in order to compete effectively we must provide systems incorporating new technologies at competitive prices. There can be no assurance that we will be able to continue funding research and development at levels sufficient to enhance our current product offerings, or that the Company will be able to develop and introduce on a timely basis new products that keep pace with technological developments and emerging industry standards and address the evolving needs of customers. There also can be no assurance that we will not experience difficulties that will result in delaying or preventing the successful development, introduction and marketing of new products in our existing markets, or that our new products and product enhancements will adequately meet the requirements of the marketplace or achieve any significant degree of market acceptance. Likewise, there can be no assurance as to the acceptance of our products in new markets, nor can there be any assurance as to the success of our penetration of these markets, nor to the revenue or profit margins realized by the Company with respect to these products. If any of our competitors were to introduce superior software products at competitive prices, or if our software products no longer met the needs of the marketplace due to technological developments and emerging industry standards, our software products may no longer retain any significant market share. If this were to occur, we could be required to record a charge against capitalized software costs, which amount to $3.3 million as of June 30, 2006.

WE GENERATE MUCH OF OUR REVENUE FROM THE HOSPITALITY INDUSTRY AND THEREFORE ARE SUBJECT TO DECREASED REVENUES IN THE EVENT OF A DOWNTURN EITHER IN THAT INDUSTRY OR IN THE ECONOMY AS A WHOLE.

     For the fiscal years ended December 31, 2005, 2004 and 2003, we derived 73%, 71% and 70%, respectively, of our total revenues from the Hospitality industry, primarily the quick service restaurant marketplace. For the six months ended June 30, 2006 and 2005, revenues from the Hospitality industry were 70% and 72%, respectively, of total revenues. Consequently, our Hospitality technology product sales are dependent in large part on the health of the
Hospitality industry, which in turn is dependent on the domestic and international economy, as well as factors such as consumer buying preferences and weather conditions. Instabilities or downturns in the Hospitality market could disproportionately impact our revenues, as clients may either exit the industry or delay, cancel or reduce planned expenditures for our products. Although we believe we can assist the quick service restaurant sector of the Hospitality industry in a competitive environment, given the cyclical nature of that industry, there can be no assurance that our profitability and growth will continue.

WE DERIVE A PORTION OF OUR REVENUE FROM GOVERNMENT CONTRACTS, WHICH CONTAIN PROVISIONS UNIQUE TO PUBLIC SECTOR CUSTOMERS, INCLUDING THE GOVERNMENT'S RIGHT TO MODIFY OR TERMINATE THESE CONTRACTS AT ANY TIME.

     For the fiscal years ended December 31, 2005, 2004 and 2003, we derived 27%, 29% and 30%, respectively, of our total revenues from contracts to provide technical services to U.S. Government agencies and defense contractors. For the six months ended June 30, 2006 and 2005, revenues from such contracts were 30% and 28%, respectively, of total revenues. Contracts with U.S. Government agencies typically provide that such contracts are terminable at the convenience of the U.S. Government. If the U.S. Government terminated a contract on this basis, we would be entitled to receive payment for our allowable costs and, in general, a proportionate share of our fee or profit for work actually performed. Most U.S. Government contracts are also subject to modification or termination in the event of changes in funding. As such, we may perform work prior to formal authorization, or the contract prices may be adjusted for changes in scope of work. Termination or modification of a substantial number of our U.S. Government contracts could have a material adverse effect on our business, financial condition and results of operations.

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

     For the fiscal years ended December 31, 2005, 2004 and 2003, our net revenues from sales outside the United States were 11%, 9% and 11%, respectively, of the Company's total revenues. For the six months ended June 30, 2006 and 2005, sales outside the United States were 12% and 10%, respectively, of the total revenues. We anticipate that international sales will continue to account for a significant portion of sales. We intend to continue to expand our operations outside the United States and to enter additional international markets, which will require significant management attention and financial resources. Our operating results are subject to the risks inherent in international sales, including, but not limited to, regulatory requirements, political and economic changes and disruptions, geopolitical disputes and war, transportation delays, difficulties in staffing and managing foreign sales operations, and potentially adverse tax consequences. In addition, fluctuations in exchange rates may render our products less competitive relative to local product offerings, or could result in foreign exchange losses, depending upon the currency in which we sell our products. There can be no assurance that these factors will not have a material adverse affect on our future international sales and, consequently, on our operating results.

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

     We have goodwill and identifiable intangible assets totaling approximately $20.9 million and $9.2 million at June 30, 2006, respectively, resulting primarily from several business acquisitions. At least annually, we evaluate goodwill and identifiable intangible assets for impairment based on the fair value of the operating business unit to which these assets relate. This estimated fair value could change if we are unable to achieve operating results at the levels that have been forecasted, the market valuation of such companies decreases based on transactions involving similar companies, or there is a permanent, negative change in the market demand for the services offered by the business unit. These changes could result in an impairment of the existing goodwill and identifiable intangible asset balances that could require a material non-cash charge to our results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

         PAR's annual meeting of shareholders was held on May 11, 2006. At the meeting:

     1) the two nominees named in PAR's proxy statement, Sangwoo Ahn and Dr. Paul D. Nielsen, were elected to serve as directors for a three-year term expiring in 2009;

     2)   the  PAR  Technology   Corporation  2005  Equity  Incentive  Plan  was
          approved;

     3) an amendment to the Corporation's Certificate of Incorporation to increase the authorized shares of voting Common Stock from 19,000,000 to 29,000,000 was approved; and

     4) the selection of KPMG LLP to service as the Corporation's independent registered public accounting firm for the year 2006 was ratified.

     The number of votes cast for, against or withheld, and the number of abstentions and broker non-votes, where applicable, as to each such matter, are set forth below:

----------------------------------------------------------------- ---------------- ------------- --------------- --------------
                                                                                     Against/                       Broker
                                                                        For          Withheld      Abstained       Non-Votes
----------------------------------------------------------------- ---------------- ------------- --------------- --------------
1) Election of Directors
         NOMINEE
         Sangwoo Ahn                                                   12,190,196       394,534
         Dr. Paul D. Nielsen                                           12,274,802       309,928
----------------------------------------------------------------- ---------------- ------------- --------------- --------------
2) Approval of PAR Technology Corporation 2005
   Equity Incentive Plan                                                8,445,864     2,876,497           8,837      1,253,531
----------------------------------------------------------------- ---------------- ------------- --------------- --------------
3) Approval of the amendment to the Corporation's
   Certificate of Incorporation to increase the
   authorized shares of voting Common Stock from
   19,000,000 to 29,000,000                                            12,225,205       358,290           1,235
----------------------------------------------------------------- ---------------- ------------- --------------- --------------
4) Ratification of KPMG LLP as the independent                         12,509,705        61,565          13,459
   registered public accounting firm
----------------------------------------------------------------- ---------------- ------------- --------------- --------------


Item 6.  Exhibits and Reports on Form 8-K




                                List of Exhibits




       Exhibit No.          Description of Instrument
       -----------          -------------------------

          3(i)           Certificate of Incorporation of PAR
                         Technology Corporation (as amended).

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



Reports on Form 8-K

     On April 27, 2006, PAR Technology Corporation furnished a report on Form 8-K pursuant to Item 2.02 (Results of Operations and Financial Condition) of that Form relating to its financial information for the quarter ended March 31, 2006, as presented in a press release of April 27, 2006 and furnished thereto as an exhibit.

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









Date:  August 9, 2006



                                        /s/RONALD J. CASCIANO
                                        ----------------------------------------
                                        Ronald J. Casciano
                                        Vice President, Chief Financial Officer
                                        and Treasurer

                                  Exhibit Index




                                                                     Sequential
                                                                       Page
    Exhibit                                                            Number
    -------                                                            ------

     3(i)          Certification of Incorporation of PAR                E1 - E5
                   Technology Corporation (as amended).

     31.1          Certification of Chairman of the Board               E-6
                   and Chief Executive Officer Pursuant
                   to Section 302 of the Sarbanes-Oxley Act of 2002.

    31.2           Certification of Vice President, Chief               E-7
                   Financial Officer and Treasurer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

    32.1           Certification of Chairman of the Board               E-8
                   and Chief Executive Officer and
                   Vice President, Chief Financial Officer
                   and Treasurer Pursuant to 18 U.S.C.
                   Section 1350, as Adopted Pursuant to
                   Section 906 of the Sarbanes-Oxley Act of 2002.

                                  Exhibit 3 (i)


           CERTIFICATE OF INCORPORATION OF PAR TECHNOLOGY CORPORATION

                                      FIRST

The name of the Corporation is PAR Technology Corporation (the "Corporation").

                                     SECOND

The address of the registered office of the Corporation in the State of Delaware is The Corporation Trust Company, 1209 Orange Street, in the City of Wilmington, County of New Castle 19801. The name of its registered agent at that address is The Corporation Trust Company.

                                      THIRD

The purpose of the Corporation is to engage in any lawful act or activity for which a Corporation may be organized under the General Corporation Law of the State of Delaware.

                                     FOURTH

1. The total number of shares of capital stock which the Corporation shall have authority to issue is thirty million (30,000,000) shares of stock, par value $0.02 per share, consisting of twenty-nine million (29,000,000) shares of Common Stock, and one million (1,000,000) shares of Preferred Stock.

2. The Preferred Stock may be issued from time to time in one or more series. The Board of Directors is hereby authorized, prior to issuance of any series of Preferred Stock, to fix by resolution or resolutions providing for the issue of such series the number of shares included in such series and the voting powers, designations, preferences, and relative, participating, optional and other special rights, and the qualifications, limitations of restrictions thereof. Pursuant to the foregoing general authority vested in the Board of Directors, but not in limitation of the powers conferred on the Board of Directors thereby and by Delaware Law, the Board of Directors is expressly authorized to determine with respect to each series of Preferred Stock:

     (a) the designation or designations of such series and the number of shares (which number from time to time may be decreased by the Board of Directors, but not below the number of such shares then outstanding, or may be increased by the Board of Directors, but not in excess of the number of such shares then authorized, unless otherwise provided in the resolution creating such series) constituting such series;

     (b) the rate or amount and times at which, and the preferences and conditions under which, dividends shall be payable on shares of such series, the status of such dividends as cumulative or noncumulative, the date or dates from which dividends, if cumulative, shall accumulate, and the status of such shares as participating or nonparticipating after the payment of dividends as to which such shares are entitled to any preference;

     (c) the rights and preferences, if any, of the holders of shares of such series upon the liquidation, dissolution or winding up of the affairs of, or upon any distribution of the assets of, the Corporation, which amount may vary depending upon whether such liquidation, dissolution, or winding up is voluntary or involuntary and, if voluntary, may vary at different dates, and the status of the shares of such series as participating or nonparticipating after the satisfaction of any such rights and preferences;

     (d) the full or limited voting rights, if any, to be provided for shares of such series, in addition to the voting rights provided by law;

     (e) the times, terms and conditions, if any, upon which shares of such series shall be subject to redemption, including the amount the holders of shares of such series shall be entitled to receive upon redemption (which amount may vary under different conditions or at different redemption dates) and the amount, terms, conditions and manner of operation of any purchase, retirement or sinking fund to be provided for the shares of such series;

     (f) the rights, if any, of the Corporation or the holders of shares of such series to convert such shares into, or to exchange such shares for, shares of any other class or classes or of any other series of the same class or other securities of the Corporation, the prices or rates of conversion or exchange, and adjustments thereto, and any other terms and conditions applicable to such conversion or exchange;

     (g) the limitations, if any, applicable while such series is outstanding on the payment of dividends or making of distributions on, or the acquisition or redemption of, Common Stock or any other class of shares ranking junior, either as to dividends or upon liquidation, to the shares of such series;

     (h) the conditions or restrictions, if any, upon the issue of any additional shares (including additional shares of such series or any other series or of any other class) ranking on a parity with or prior to the shares of such series either as to dividends or upon liquidation; and

     (i) any other relative powers, preferences and relative, participating, optional or other special rights, and qualification, limitations or restrictions thereof, of shares of such series;

     In each case, so far as not inconsistent with the provisions of this Certificate of Incorporation or Delaware Law. All shares of Preferred Stock shall be identical and of equal rank except in respect to the particulars that may be fixed by the Board of Directors as provided above, and all shares of each series of Preferred Stock shall be identical and of equal rank except as to the times from which cumulative dividends, if any, thereon shall be cumulative.

3. Shares of any series of Preferred Stock which have been acquired by the Corporation, whether by purchase or redemption or by their having been converted into or exchanged for other shares of the Corporation, shall upon their acquisition and without any other action by the Corporation resume the status of authorized but unissued shares of Preferred Stock and may be reissued as shares of the series of which they were originally a part or may be issued as shares of a new series or as shares of any other series.

4. Except as otherwise provided by Delaware Law or by any resolution adopted by the Board of Directors fixing the powers, preferences and rights, the qualifications, limitations or restrictions, of the Preferred Stock, the entire voting power of the shares of the Corporation for the election of Directors and for all other purposes, as well as all other rights pertaining to shares of the Corporation, shall be vested exclusively in the Common Stock. Each share of Common Stock shall have one vote upon all matters to be voted on by the holders of the Common Stock and share ratably, subject to the rights and preferences of the Preferred Stock, in all assets of the Corporation in the event of any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Corporation, or upon any distribution of the assets of the Corporation.

5. Shares of capital stock of the Corporation may be issued for such consideration, not less than the par value thereof, as shall be fixed from time to time by the Board of Directors, and shares issued for such consideration shall be fully paid and non-assessable.

                                      FIFTH

The duration of the Corporation is to be perpetual.

                                      SIXTH

Except as required by law, and subject to the rights of holders of any series of Preferred Stock, established pursuant to Article Fourth of this Certificate of Incorporation, a special meeting of shareholders may be called at any time by the Board of Directors, the Chairman or the President, and shall be called only by the Board of Directors or the Chairman or the President pursuant to a resolution approved by a majority of the then authorized number of Directors of the Corporation. Any such call must specify the matter or matters to be acted upon at such meeting and only such matter or matters shall be acted upon thereat. Any such meeting shall be at such time and at such place, within or without the State of Delaware, as shall be set forth in the Board of Directors' resolution calling for such meeting.

                                     SEVENTH

Any action required or permitted to be taken by the shareholders of the Corporation must be effected at an annual or special meeting of shareholders of the Corporation, and no action required to be taken or that may be taken at any annual or special meeting of shareholders of the Corporation may be taken without a meeting except by the unanimous written consent of all shareholders entitled to vote on such action.

                                     EIGHTH

1. The number of directors of the Corporation shall be fixed in accordance with the By-Laws of the Corporation, and may be increased or decreased from time to time in such a manner as may be prescribed in the By-Laws of the Corporation.

2. Unless and except to the extent that the By-Laws of the Corporation shall so require, the election of directors of the Corporation need not be by written ballot.

3. The directors, other than those who may be elected by the holders of any series of preferred stock, voting as a separate class, shall be divided into three classes, as nearly equal in number as possible. One class of directors shall be initially elected for a term expiring at the annual meeting of shareholders to be held in 1993, another class shall be initially elected for a term expiring at the annual meeting of shareholder to be held in 1994, and another class shall be initially elected for a term expiring at the annual meeting of shareholders to be held in 1995. Members of each class shall hold office until their successors are elected and qualified. At each succeeding annual meeting of the shareholders of the Corporation, the successors of the class of directors whose term expires at that meeting shall be elected, in accordance with the By-Laws of the Corporation, to hold office for a term expiring at the annual meeting of shareholders held in the third year following the year of their election.

                                      NINTH

No contract or other transaction of the Corporation shall be void, voidable, fraudulent or otherwise invalidated, impaired or affected, in any respect, by reason of the fact that any one or more of the officers, directors or shareholders of the Corporation shall individually be a party or parties thereto or otherwise interested therein or shall be officers, directors or shareholders or any other Corporation or corporations which shall be a party or parties thereto or otherwise interested therein; provided that such contract or other transaction shall be duly authorized or ratified by the Board of Directors, with the assenting vote of a majority of the disinterested directors then present, or, if only one such is present, with his assenting vote.

                                      TENTH

The By-laws of the Corporation or any them may be amended or repealed, in any respect, and new By-Laws may be adopted, at any time, either (i) by an affirmative vote of 66 2/3% of the shareholders entitled to vote generally for the election of directors or (ii) by an affirmative vote of a majority of the directors present at a meeting of the Board of Directors, in each case, in accordance with the terms of the By-Laws. Notwithstanding the foregoing and anything contained in this Certificate of Incorporation to the contrary, Section 3 ("Special Meetings") or Section 7 ("Order of Business") of Article II
("Meeting of Stockholders") of the By-Laws Section 2, ("Number, Election and Terms") or Section 3 ("Nominations of Directors, Elections") or Section 6 ("Special Meetings") or Article III ("Directors") of the By-Laws, or the final sentence of Article XII ("Amendments") of the By-Laws shall not be amended or repealed and no provision inconsistent with any thereof shall be adopted without the affirmative vote of the 66 2/3% of the shareholders entitled to vote generally for the election of directors, voting together as a single class. Notwithstanding anything contained in this Certificate of Incorporation to the contrary, the affirmative vote of the 66 2/3% of the shareholders entitled to vote generally for the election of directors, voting together as a single class, shall be required to amend or repeal, or adopt any provision inconsistent with, any provision of this Article TENTH.

                                    ELEVENTH

1. Notwithstanding anything contained in this Certificate of Incorporation to the contrary, Articles Sixth, Seventh, Eighth and Twelfth hereof shall not be altered, amended or repealed and no provision inconsistent therewith shall be adopted without the affirmative vote of the holders of at least 66 2/3% of all of the shares of the corporation entitled to vote generally in the election of directors, voting together as a single class. Notwithstanding anything contained in this Certificate of Incorporation to the contrary, the affirmative vote of the holders of at least 66 2/3% of all of the shares of the corporation entitled to vote generally in the election of directors, voting together as a single class, shall be required to alter, amend or repeal or adopt any provision inconsistent with this paragraph (1) of Article Eleventh.

2. The Corporation reserves the right to amend, alter, change or repeal any provision contained in its Certificate of Incorporation, or any amendment thereof, in the manner now or thereafter prescribed by the laws of the State of Delaware of this Certificate of Incorporation, and all rights conferred upon the shareholders of the corporation are granted subject to this reservation.

                                     TWELFTH

1. A Director of the Corporation shall not be personally liable to the Corporation or its shareholders for monetary damages for breach of fiduciary duty as a director, except for liability (i) for any breach of the director's duty of loyalty to the Corporation or its shareholders, (ii) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (iii) under Section 174 of the Delaware General Corporation Law, or (iv) for any transaction from which the director derived an improper personal benefit.

2. If, after approval of this Article by the shareholders of the Corporation, the Delaware General Corporation Law is amended to authorize the further elimination or limitation of the liability of directors, the liability of a Director of the Corporation shall be eliminated or limited to the fullest extent permitted by the Delaware General Corporation Law, as so amended.

3. Any repeal or modification of this Article by the shareholders of the Corporation shall not adversely affect any right or protection of a Director of the Corporation existing at the time of such repeal or modification.

                                   THIRTEENTH

The name and mailing address of the incorporator is as follows:

                               Gregory T. Cortese
                   Vice President, General Counsel & Secretary
                           PAR Technology Corporation
                              8383 Seneca Turnpike
                             New Hartford, NY 13413

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


Date: August 9, 2006
                                                /s/John W. Sammon, Jr.
                                                --------------------------------
                                                John W. Sammon, Jr.
                                                Chairman of the Board and
                                                Chief Executive Officer

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


Date: August 9, 2006
                                                 /s/Ronald J. Casciano
                                                 ------------------------------
                                                 Ronald J. Casciano
                                                 Vice President, Chief Financial
                                                 Officer & Treasurer

                                  Exhibit 32.1


                           PAR TECHNOLOGY CORPORATION
                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of PAR Technology Corporation (the "Company") on Form 10-Q for the quarter ended June 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), we, John
W. Sammon, Jr. and Ronald J. Casciano, Chairman of the Board & Chief Executive Officer and Vice President, Chief Financial Officer & Treasurer of the Company, certify pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that to the best of our knowledge:


     (1) The Report fully complies with the requirement of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.






/s/John W. Sammon, Jr.
-------------------------------
John W. Sammon, Jr.
Chairman of the Board &
Chief Executive Officer
August 9, 2006

/s/Ronald J. Casciano
-------------------------------
Ronald J. Casciano
Vice President,
Chief Financial Officer & Treasurer
August 9, 2006