Form 10-Q
period 2006-09-30
PAR TECHNOLOGY CORP
filed 2006-11-09
CIK 708821

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q

     [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


     For the Quarter Ended September 30, 2006. Commission File Number 1-9720

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

     The number of shares outstanding of registrant's common stock, as of October 31, 2006 - 14,181,232 shares.

                           PAR TECHNOLOGY CORPORATION


                                TABLE OF CONTENTS
                                    FORM 10-Q


                                     PART I
                              FINANCIAL INFORMATION


   Item Number
   -----------

      Item 1.    Financial Statements (unaudited)

                 -  Consolidated Statements of Income for
                    the three and nine months ended September 30, 2006 and 2005

                 - Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2006 and 2005

                 -  Consolidated Balance Sheets at
                    September 30, 2006 and December 31, 2005

                 -  Consolidated Statements of Cash Flows
                    for the nine months ended September 30, 2006 and 2005

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

      Exhibit Index

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                   PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                       For the three months      For the nine months
                                                       ended September 30,        ended September 30,
                                                      ----------------------    ----------------------
                                                         2006         2005         2006         2005
                                                      ---------    ---------    ---------    ---------
Net revenues:
     Product ......................................   $  17,975    $  22,855    $  63,705    $  66,786
     Service ......................................      15,092       15,065       43,723       42,883
     Contract .....................................      15,467       14,277       47,046       42,505
                                                      ---------    ---------    ---------    ---------
                                                         48,534       52,197      154,474      152,174
                                                      ---------    ---------    ---------    ---------
Costs of sales:
     Product ......................................      10,370       13,239       36,242       40,008
     Service ......................................      11,387       11,517       32,937       32,887
     Contract .....................................      14,600       13,284       43,844       39,793
                                                      ---------    ---------    ---------    ---------
                                                         36,357       38,040      113,023      112,688
                                                      ---------    ---------    ---------    ---------
          Gross margin ...........................      12,177       14,157       41,451       39,486
                                                      ---------    ---------    ---------    ---------
Operating expenses:
     Selling, general and administrative ..........       8,241        7,457       24,510       22,173
     Research and development .....................       2,613        2,483        8,348        6,868
     Amortization of identifiable intangible assets         307          246          922          736
                                                      ---------    ---------    ---------    ---------
                                                         11,161       10,186       33,780       29,777
                                                      ---------    ---------    ---------    ---------

Operating income ..................................       1,016        3,971        7,671        9,709
Other income, net .................................          62          191          437          495
Interest expense ..................................        (206)         (41)        (458)        (184)
                                                      ---------    ---------    ---------    ---------
Income before provision for income taxes ..........         872        4,121        7,650       10,020
Provision for income taxes ........................        (322)      (1,578)      (2,750)      (3,820)
                                                      ---------    ---------    ---------    ---------
Net income ........................................   $     550    $   2,543    $   4,900    $   6,200
                                                      =========    =========    =========    =========
Earnings per share
     Basic ........................................   $     .04    $     .18    $     .35    $     .45
     Diluted ......................................   $     .04    $     .17    $     .33    $     .42

Weighted average shares outstanding
     Basic ........................................      14,181       13,978       14,168       13,696
                                                      =========    =========    =========    =========
     Diluted ......................................      14,646       14,751       14,751       14,604
                                                      =========    =========    =========    =========

See notes to unaudited interim consolidated financial statements

                   PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (in thousands)
                                   (unaudited)

                                                       For the three months      For the nine months
                                                       ended September 30,        ended September 30,
                                                      ----------------------    ----------------------
                                                         2006         2005         2006         2005
                                                      ---------    ---------    ---------    ---------
Net income                                            $     550    $   2,543    $   4,900    $   6,200
Other comprehensive income (loss), net of tax:
     Foreign currency translation adjustments                62          (41)         183         (406)
                                                      ---------    ---------    ---------    ---------
Comprehensive income                                  $     612    $   2,502    $   5,083    $   5,794
                                                      =========    =========    =========    =========







See notes to unaudited interim consolidated financial statements

                   PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)
                                   (unaudited)
                                                     September 30, December 31,
                                                         2006          2005
Assets                                                ---------    ----------
Current assets:
       Cash and cash equivalents ..................   $   2,098    $   4,982
       Accounts receivable-net ....................      47,900       40,781
       Inventories-net ............................      34,839       29,562
       Income tax refunds .........................       2,353          879
       Deferred income taxes ......................       4,442        5,690
       Other current assets .......................       3,192        2,598
                                                      ---------    ---------
               Total current assets ...............      94,824       84,492
Property, plant and equipment - net ...............       7,550        8,044
Goodwill ..........................................      20,885       20,622
Intangible assets - net ...........................       8,902        9,904
Other assets ......................................       2,695        2,087
                                                      ---------    ---------
                                                      $ 134,856    $ 125,149
                                                      =========    =========

Liabilities and Shareholders' Equity
Current liabilities:
       Current portion of long-term debt ..........   $     129    $      76
       Borrowings under lines of credit ...........       9,899        3,500
       Accounts payable ...........................      12,913       12,703
       Accrued salaries and benefits ..............       7,362        9,725
       Accrued expenses ...........................       2,003        2,352
       Customer deposits ..........................       3,545        3,973
       Deferred service revenue ...................      10,616       11,332
                                                      ---------    ---------
              Total current liabilities ...........      46,467       43,661
                                                      ---------    ---------
Long-term debt ....................................       1,889        1,948
                                                      ---------    ---------
Deferred income taxes .............................         751          201
                                                      ---------    ---------
Other long-term liabilities .......................       1,649          847
                                                      ---------    ---------
Shareholders' Equity:
       Preferred stock, $.02 par value,
           1,000,000 shares authorized ............        --           --
       Common stock, $.02 par value,
           29,000,000 shares authorized;
           15,959,536 and 15,914,958 shares issued;
           14,181,232 and 14,136,654 outstanding ..         319          318
       Capital in excess of par value .............      37,799       37,271
       Retained earnings ..........................      52,338       47,442
       Accumulated other comprehensive loss .......        (428)        (611)
       Treasury stock, at cost, 1,778,304 shares ..      (5,928)      (5,928)
                                                      ---------    ---------
              Total shareholders' equity ..........      84,100       78,492
                                                      ---------    ---------
                                                      $ 134,856    $ 125,149
                                                      =========    =========




See notes to unaudited interim consolidated financial statements

                   PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                                      For the nine months
                                                                       ended September 30,
                                                                     ---------------------
                                                                        2006        2005
                                                                     --------    ---------
Cash flows from operating activities:
    Net income ...................................................   $  4,900    $  6,200
    Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
         Depreciation and amortization ...........................      2,858       2,780
         Provision for bad debts .................................        363         880
         Provision for obsolete inventory ........................      1,193       3,054
         Equity based compensation ...............................        200         --
         Tax benefit of stock option exercises ...................        --        2,853
         Deferred income tax .....................................      1,675        (272)
         Changes in operating assets and liabilities:
             Accounts receivable .................................     (7,482)     (4,999)
             Inventories .........................................     (6,470)     (5,638)
             Income tax refunds ..................................     (1,474)        --
             Other current assets ................................       (594)        110
             Other assets ........................................       (608)       (578)
             Accounts payable ....................................        210       2,934
             Accrued salaries and benefits .......................     (2,363)        210
             Accrued expenses ....................................       (349)       (939)
             Customer deposits ...................................       (428)       (589)
             Deferred service revenue ............................       (716)        728
             Other long-term liabilities .........................        802         636
                                                                     --------    --------
               Net cash provided by (used in) operating activities     (8,283)      7,370
                                                                     --------    --------
Cash flows from investing activities:
    Capital expenditures .........................................       (962)     (1,444)
    Capitalization of software costs .............................       (399)       (528)
                                                                     --------    --------
               Net cash used in investing activities .............     (1,361)     (1,972)
                                                                     --------    --------
 Cash flows from financing activities:
    Net borrowings (payments) under lines-of-credit agreements ...      6,399     (10,246)
    Payments of long-term debt ...................................         (6)        (51)
    Proceeds from the exercise of stock options ..................        160       1,503
    Excess tax benefit of stock option exercises .................        169         --
    Cash dividend in lieu of fractional shares on stock split ....         (4)        --
                                                                     --------    --------
               Net cash provided by (used in) financing activities      6,718      (8,794)
                                                                     --------    --------
Effect of exchange rate changes on cash and cash equivalents .....         42        (406)
                                                                     --------    --------
Net decrease in cash and cash equivalents ........................     (2,884)     (3,802)
Cash and cash equivalents at beginning of period .................      4,982       8,696
                                                                     --------    --------
Cash and cash equivalents at end of period .......................   $  2,098    $  4,894
                                                                     ========    ========
Supplemental disclosures of cash flow information:
Cash paid during the period for:
    Interest .....................................................   $    426    $    219
    Income taxes, net of refunds .................................      2,316       1,293


See notes to unaudited interim consolidated financial statements

                   PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
          NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS


1. The accompanying unaudited interim consolidated financial statements have been prepared by PAR Technology Corporation (the "Company" or "PAR") in accordance with U.S. generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements. Accordingly, these interim financial statements do not include all information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of the Company such unaudited statements include all adjustments (which comprise only normal recurring accruals) necessary for a fair presentation of the results for such periods. The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results of operations to be expected for any future period. The consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2005 included in the Company's December 31, 2005 Annual Report to the Securities and Exchange Commission on Form 10-K.

     The preparation of consolidated financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include: the carrying amount of property, plant and equipment, identifiable intangible assets and goodwill, valuation allowances for receivables, inventories and deferred income tax assets. Actual results could differ from those estimates.

2. On November 2, 2006, the Company acquired substantially all of the assets of SIVA(R)Corporation. The purchase price was $6.7 million and consisted of $1.1 million worth of Company stock (125,549 shares of PAR Technology Corporation common stock issued out of treasury) and the remainder in cash. The purchase price is also subject to price contingencies based upon future performance and other conditions.

     Based in Delray Beach, Florida, SIVA is the creator of point-of-sale, kitchen, back office and operations intelligence software that use web based next generation technologies to improve operational efficiency and reduce the cost of technology ownership for multi-unit restaurant operations.

3. On October 4, 2005, the Company and its wholly-owned Canadian subsidiary, PixelPoint, ULC (the "Canadian Subsidiary"), completed their acquisition of PixelPoint Technologies, Inc. ("PixelPoint") pursuant to which the Canadian Subsidiary acquired all of the stock of PixelPoint. The purchase price was $7.5 million and consisted of $542,000 in Company stock (27,210 shares of PAR Technology Corporation common stock issued out of treasury) a promissory note for $671,000 and the remainder in cash. The Company also incurred $344,000 in direct acquisition costs relating to this purchase. The purchase price is also subject to price contingencies based upon future revenue performance against certain established targets. Based in suburban Toronto, Ontario, PixelPoint Technologies, Inc. is a premier supplier to the hospitality industry with over 5,000 installations in full-service restaurants around the globe.

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

                                For the three months      For the nine months
                              ended September 30, 2005  ended September 30, 2005
                              ------------------------  ------------------------

Net revenues .................         $   53,761          $   157,029
Net income ...................         $    2,620          $     6,519

Earnings per share:
   Basic .....................         $      .19          $       .48
   Diluted ...................         $      .18          $       .45


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

4.   Inventories   are  primarily  used  in  the   manufacture  and  service  of
     Hospitality products. The components of inventory, net of related reserves, consist of the following:

                                              (in thousands)
                                     September 30,        December 31,
                                         2006                2005
                                      ---------           ---------

Finished goods ...............         $ 9,874             $ 7,217
Work in process ..............           1,680               1,874
Component parts ..............           6,090               4,693
Service parts ................          17,195              15,778
                                       -------             -------
                                       $34,839             $29,562
                                       =======             =======

     At September 30, 2006 and December 31, 2005, the Company had recorded reserves for shrinkage, excess and obsolete inventory of $3,985,000 and $4,189,000, respectively.

5. Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123R Share-Based Payment (SFAS 123R) on a modified prospective basis. This standard requires the Company to measure the cost of employee services received in exchange for equity awards based on the grant date fair value of the awards. The cost is recognized as compensation expense over the vesting period of the awards. Total compensation expense included in operating expenses for the three and nine months ended September 30, 2006 was $62,000 and $200,000, respectively. As of September 30, 2006, there were 1,007,729 stock options outstanding. At September 30, 2006, the unrecognized compensation expense related to non vested option awards was $309,967 (net of estimated forfeitures).

     Prior to adopting SFAS 123R on January 1, 2006, the Company's equity based employee compensation awards were accounted for under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. For the three and nine months ended September 30, 2005, no equity option based employee compensation cost is reflected in net income, as all options granted under the Company's stock option plans had an exercise price equal to the underlying common stock price on the date of grant. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions to equity based employee compensation (in thousands, except per share data):


                                      For the three months   For the nine months
                                       ended September 30,   ended September 30,
                                              2005                  2005
                                      -------------------    -------------------

        Net income                         $   2,543              $   6,200
        Compensation expense, net of tax        (117)                  (296)
                                           ---------              ---------
        Proforma net income                $   2,426              $   5,904
                                           =========              =========

     Earnings per share:
        As reported    --    Basic         $     .18              $     .45
                       --    Diluted       $     .17              $     .42

        Proforma       --    Basic         $     .17              $     .43
                       --    Diluted       $     .16              $     .40


     In 2005, the Company's 1995 Stock Option plan expired. The 2005 Equity Incentive Plan was approved by the shareholders at the Company's 2006 Annual Meeting. The Company has reserved 1,000,000 shares under its 2005 Equity Incentive Plan. Stock options under this Plan may be incentive stock options or nonqualified stock options. The Plan also provides for restricted stock grants. To date, there have been no restricted stock grants under this Plan. Stock options are nontransferable other than upon death. Option grants generally vest over a one to five year period after the grant and typically expire ten years after the date of the grant.

     Information with respect to this plan is as follows:


                                                                     Aggregate
                                  No. of Shares Weighted Average Intrinsic Value (in thousands) Exercise Price (in thousands)
                                  ------------- ----------------  --------------

Outstanding at December 31, 2005       1,037       $    4.03            $ 15,008
    Granted .....................         15           14.71               (104)
    Exercised ...................        (44)           3.58                660
    Forfeited ...................         --             --
                                    --------


Outstanding at September 30, 2006      1,008       $    4.21            $  4,898
                                    ========       =========            ========


Vested and expected to vest
  at September 30, 2006 .........        999       $    4.17            $  4,897
                                    ========       =========            ========

Total shares exercisable
  as of September 30, 2006 ......        729       $    3.21            $  4,275
                                    ========       =========            ========

     During the nine months ended September 30, 2006 and 2005, the per-share weighted average fair value of the stock options granted was $1.75 and $4.78, respectively. The fair value of options at the date of the grant was estimated using the Black-Scholes model with the following assumptions for the respective period ending September 30:

                                                            2006          2005
                                                         --------      ---------

      Expected option life ...........................   2.3 years     4.9 years
      Weighted average risk-free interest rate .......     4.8%          3.5%
      Weighted average expected volatility............      62%           43%


     For the nine month periods ended September 30, 2006 and 2005, the expected option life was based on the Company's historical experience with similar type options. Expected volatility for the nine month periods ended September 30, 2006 and 2005, is based on historical volatility levels of the Company's common stock over the preceding period of time consistent with the expected life. The risk-free interest rate for the nine month period ended September 30, 2006 and 2005 is based on the implied yield currently available on U.S. Treasury zero coupon issues with a remaining term equal to the expected life.

     Stock options outstanding at September 30, 2006 are summarized as follows:

                               Number
          Range of           Outstanding      Weighted Average  Weighted Average
       Exercise Prices     (in thousands)      Remaining Life     Exercise Price
       ---------------        --------         -------------    ----------------

       $1.25 -  $4.00             626           4.2    Years        $   2.32
       $4.01 -  $7.25             296           7.8    Years        $   5.94
       $7.26 - $15.85              86           8.8    Years        $  11.99
       --------------          ------           ------------        --------
       $1.25 - $15.85           1,008           5.7    Years        $   4.21
       ==============          ======           ============        ========

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

     The weighted average number of common shares utilized in the calculation of the diluted earnings per share does not include anti-dilutive shares aggregating 77,888 and 59,255 for the three and nine months ended September 30, 2006, respectively. There were no anti-dilutive shares for the same periods in 2005.

     The  following  is  a   reconciliation   of  the  weighted  average  shares
     outstanding for the basic and diluted EPS computations (in thousands, except per share data):

                                                       For the three months
                                                        ended September 30,
                                                       -------------------
                                                          2006       2005
                                                        -------   -------

Net income ..........................................   $   550   $ 2,543
                                                        =======   =======
Basic:
     Shares outstanding at beginning of period ......    14,181    13,929
     Weighted average shares issued during the period      --          49
                                                        -------   -------
     Weighted average common shares, basic ..........    14,181    13,978
                                                        =======   =======
     Earnings per common share, basic ...............   $   .04   $   .18
                                                        =======   =======
Diluted:
     Weighted average common shares, basic ..........    14,181    13,978
     Dilutive impact of stock options ...............       465       773
                                                        -------   -------
     Weighted average common shares, diluted ........    14,646    14,751
                                                        =======   =======
     Earnings per common share, diluted .............   $   .04   $   .17
                                                        =======   =======



                                                       For the nine months
                                                        ended September 30,
                                                       -------------------
                                                          2006       2005
                                                        -------   -------

Net income ..........................................   $ 4,900   $ 6,200
                                                        =======   =======
Basic:
     Shares outstanding at beginning of period ......    14,137    13,402
     Weighted average shares issued during the period        31       294
                                                        -------   -------
     Weighted average common shares, basic ..........    14,168    13,696
                                                        =======   =======
     Earnings per common share, basic ...............   $   .35   $   .45
                                                        =======   =======
Diluted:
     Weighted average common shares, basic ..........    14,168    13,696
     Dilutive impact of stock options ...............       583       908
                                                        -------   -------
     Weighted average common shares, diluted ........    14,751    14,604
                                                        =======   =======
     Earnings per common share, diluted .............   $   .33   $   .42
                                                        =======   =======


7. On November 14, 2005, the Company's Board of Directors declared a 3 for 2 stock split in the form of a stock dividend that was distributed on January 6, 2006 to shareholders of record on December 12, 2005. All share and per share data in these consolidated interim unaudited financial statements and footnotes have been retroactively restated as if the stock split had occurred as of the earliest period presented.

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

     Information as to the Company's segments is set forth below:

                                                (in thousands)
                                 For the three months     For the nine months
                                 ended September 30,       ended September 30,
                               ----------------------    ----------------------
                                  2006        2005          2006         2005
                               ---------   ----------    ---------   ----------
Net revenues:
     Hospitality ............. $  33,067    $  37,920    $ 107,428    $ 109,669
     Government ..............    15,467       14,277       47,046       42,505
                               ---------    ---------    ---------    ---------
           Total ............. $  48,534    $  52,197    $ 154,474    $ 152,174
                               =========    =========    =========    =========
Operating income:
     Hospitality ............. $     213    $   3,063    $   4,647    $   7,148
     Government ..............       803          908        3,024        2,561
                               ---------    ---------    ---------    ---------
                                   1,016        3,971        7,671        9,709
Other income, net ............        62          191          437          495
Interest expense .............      (206)         (41)        (458)        (184)
                               ---------    ---------    ---------    ---------
Income before provision
  for income taxes ........... $     872    $   4,121    $   7,650    $  10,020
                               =========    =========    =========    =========

Depreciation and amortization:
     Hospitality ............. $     835    $     824    $   2,531    $   2,426
     Government ..............        10           23           35           66
     Other ...................        99           99          292          288
                               ---------    ---------    ---------    ---------
           Total ............. $     944    $     946    $   2,858    $   2,780
                               =========    =========    =========    =========
Capital expenditures:
     Hospitality ............. $      70    $     468    $     766    $   1,189
     Government ..............        10           11           10           41
     Other ...................        15           94          186          214
                               ---------    ---------    ---------    ---------
           Total ............. $      95    $     573    $     962    $   1,444
                               =========    =========    =========    =========

Revenues by geographic area:
     United States ........... $  41,523    $  47,414    $ 134,694    $ 137,383
     Other Countries .........     7,011        4,783       19,780       14,791
                               ---------    ---------    ---------    ---------
           Total ............. $  48,534    $  52,197    $ 154,474    $ 152,174
                               =========    =========    =========    =========

     The following table represents identifiable assets by business segment:

                                               (in thousands)
                                     September 30,        December 31,
                                         2006                 2005
                                      ---------           ----------
Identifiable assets:
    Hospitality ..............         $119,575            $106,529
    Government ...............            9,774               9,015
    Other ....................            5,507               9,605
                                       --------            --------
Total ........................         $134,856            $125,149
                                       ========            ========


     The following table presents identifiable assets by geographic area based on the location of the asset:

                                                (in thousands)
                                        September 30,     December 31,
                                            2006              2005
                                         --------          --------

United States ................           $127,388          $119,627
Other Countries ..............              7,468             5,522
                                         --------          --------
       Total .................           $134,856          $125,149
                                         ========          ========


     The following table represents Goodwill by business segment:

                                                (in thousands)
                                        September 30,     December 31,
                                            2006              2005
                                         --------          --------

    Hospitality ..............           $ 20,349          $ 20,086
    Government ...............                536               536
                                         --------          --------
Total ........................           $ 20,885          $ 20,622
                                         ========          ========


     Customers comprising 10% or more of the Company's total revenues are summarized as follows:

                                    For the three months   For the nine months
                                     ended September 30,   ended September 30,
                                      -----     ------    -------    -------
                                       2006      2005       2006       2005
                                      -----     ------    -------    -------
Restaurant Segment:
     McDonald's Corporation .......     26%       25%       26%       27%
     YUM! Brands, Inc. ............     15%       14%       12%       13%
Government Segment:
     Department of Defense ........     32%       27%       30%       28%
All Others ........................     27%       34%       32%       32%
                                       ---       ---       ---       ---
                                       100%      100%      100%      100%
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

Overview

     PAR was founded in 1968, and PAR's revenues since 1980 have been derived predominantly from the sale of hospitality management systems to a large number of customers in restaurants including hardware, software, professional and traditional lifecycle support services. The balance of revenues are driven through contracts from the federal government involving applied technology and I/T outsourcing of military and non-military federal communication facilities.

Our Businesses

     The target market for our products and services is several areas within the hospitality industry, including restaurants, hotels, resorts and spas. PAR has been an approved vendor to McDonald's since 1980, Yum! Brands since 1983 and several other leading concepts over the past 2 1/2 decades. PAR's install base is comprised of 40,000 plus restaurants around the globe in more than 100 countries, primarily in the quick-serve segment. The Company's management technology software enables the efficient operations of hospitality businesses by managing key data throughout the enterprise and can improve operating efficiencies, labor management and inventory planning. The Company's professional services capability can then assist customers in achieving the critical business functionality and operating return of their individual technology investment.

     In maintaining long term relationships with our customers and industry leaders, PAR has continued to lead the industry as technology provider to restaurants and the Company's niche in quick-serve stores. McDonald's has over 32,000 restaurants in 121 countries and PAR is currently one of only two approved vendors to market their point-of-sale systems to all of McDonald's stores. Yum!Brands, Inc. (which includes Taco Bell, KFC, Pizza Hut, Long John Silvers and A&W Restaurants) has over 33,000 stores worldwide and PAR is the sole approved management technology vendor to their Taco Bell restaurants as well as the point-of-sale (POS) technology vendor of choice to KFC. Other major hospitality concepts where PAR is the selected technology vendor of choice are:
Boston Market, Chick-fil-A, CKE Restaurants (including Hardees and Carl's Jr.), Carnival Cruise Lines, Loews Cineplex and large franchisees of each of the previously mentioned brands.

     In the fourth quarter of 2005 PAR acquired PixelPoint(R) Technologies, Inc., a privately held hospitality technology company. PixelPoint is a provider of restaurant management software applications for full/table service dining. PixelPoint's product portfolio contains applications in multiple languages and markets this software globally. At the time of acquisition PixelPoint had over 5,000 installations of their software.

     In the fourth quarter 2004 the Company acquired Springer-Miller Systems, a leader in hospitality management solutions for city-center hotels, destination resorts and spas, golf, timeshare destinations, and casino resorts across the globe. Springer-Miller's Hospitality Management system sets itself apart from the competition through its integrated design and unique approach to guest service. Springer-Miller's product offerings include more than 20 modules that are seamlessly integrated to the Host application. These modules provide the property managers and their employees with the tools necessary to personalize service, surpass even the highest guest expectations and increase property revenues. PAR has maintained a very distinctive customer list including Pebble Beach Resorts, The Four Seasons, the Hard Rock Hotel & Casino, The Mandarin Oriental Hotel Group, and Destination Hotels & Resorts to name a select few.

     Approximately 30% of the Company's revenues are generated in our Government Business segment. This segment is comprised of two subsidiaries: PAR Government Systems Corporation and Rome Research Corporation. Through these two government contractors, the Company provides I/T and communications support services to the three principal armed services of the United States: Navy, Air Force and Army. In addition, PAR also offers its services to several non-military U.S. federal, state and local agencies. The Company provides applied technology services to their customers. These services include experimental studies to advanced operational systems that span a broad range of research areas, including radar, image and signal processing, logistics management systems and geospatial services and products. The Company's high Government performance rating allows the Company to continually secure repeat business and long-term client-vendor relationships with their contract customers. This exceptional performance rating also allows the Company to successfully compete for new clients and contracts across the globe. PAR can provide its clients the expertise necessary to facilitate and operate the most complex technological systems and environments that government agencies utilize, while maintaining the highest standards of performance.

Summary

     During the first nine months of 2006, the overall hospitality market continued the positive trend set the previous years as evidenced by the continued strong results reported for the Company's major customers, and in particular, the quick-service restaurant market, including McDonald's and Yum! Brands. In 2005, PAR acquired PixelPoint Technologies and provided the company with the necessary software to penetrate the table-service market. In 2004, PAR acquired the assets of Springer-Miller Systems which enhanced significantly the Company's software product offerings in the global hospitality technology market.

     PAR's Government segment continues to add business in 2006 associated with technical outsourcing for the U.S. Military. PAR provides outsourcing services for the three main branches of the U.S. military, as well as other Federal Government Agencies including the International Broadcasting Bureau (IBB) and the General Services Administration (GSA).

     The following table sets forth the Company's net revenues by reportable segment (in thousands):

                             For the three months   For the nine months
                              ended September 30,   ended September 30,
                              -------   --------   --------   --------
                                2006       2005       2006       2005
                             --------   --------   --------   --------
Net revenues:
     Hospitality .........   $ 33,067   $ 37,920   $107,428   $109,669
     Government ..........     15,467     14,277     47,046     42,505
                             --------   --------   --------   --------
Total consolidated revenue   $ 48,534   $ 52,197   $154,474   $152,174
                             ========   ========   ========   ========

     The following discussion and analysis highlights items having a significant effect on operations during the three and nine months ended September 30, 2006. Current performance and results of operation may not be indicative of future operations or earnings. It should be read in conjunction with the audited annual consolidated financial statements and notes thereto and other financial and statistical information included in this report.

Results of Operations -- Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

     The Company reported revenues of $48.5 million for the quarter ended September 30, 2006, a decrease of 7% from the $52.2 million reported for the quarter ended September 30, 2005. The Company's net income for the quarter ended September 30, 2006 was $550,000, or $.04 diluted net income per share, compared to net income of $2.5 million and $.17 per diluted share for the same period in 2005.

     Product revenues from the Company's Hospitality segment were $18.0 million for the quarter ended September 30, 2006, a decrease of 21% from the $22.9 million recorded in 2005. This decrease was due to a $6.8 million decline in domestic product sales primarily due to lower hardware sales to Hospitality customers. This drop in domestic revenue was partially offset by a $2 million increase in international product sales. This increase was the result of growth in sales to the Company's restaurant customers in Asia and Europe.

     Customer service revenues are also generated by the Company's Hospitality segment. The Company's service offerings include system integration, installation, training, twenty-four hour help desk support and various depot and on-site service options. Customer service revenues were $15.1 million for the quarter ended September 30, 2006, virtually unchanged for the same period in 2005. The Company experienced modest growth in its depot, field service and support center revenues for its restaurant customers due to expansion of the Company's customer base. This was offset by a decline in installation revenue due to the timing of customer installations.

     Contract revenues from the Company's Government segment were $15.5 million for the quarter ended September 30, 2006, an increase of 8% when compared to the $14.3 million recorded in the same period in 2005. The primary factor contributing to the growth was a $722,000 increase in applied technology contracts including the Company's work in providing technical expertise for the development of battle planning software used by the Air Force. Also, contributing to the increase was revenue from the Company's information technology outsourcing contracts for facility operations at critical U.S. Department of Defense telecommunication sites across the globe. These outsourcing operations provided by the Company directly support U.S. Navy, Air Force and Army operations as they seek to convert their military information technology communications facilities into contractor-run operations and to meet new requirements with contractor support.

     Product margins for the quarter ended September 30, 2006 were 42.3%, an increase of 20 basis points from the 42.1% for the quarter ended September 30, 2005. This increase in margins was primarily attributable to improved hardware margins on the Company's restaurant products.

     Customer Service margins were 24.5% for the quarter ended September 30, 2006 compared to 23.6% for the same period in 2005. This increase is due to lower material costs and continuous improvement in operational efficiencies in several service areas.

     Contract margins were 5.6% for the quarter ended September 30, 2006 versus 7% for the same period in 2005. The decrease is due to contract mix and a slight decline in performance on certain fixed price contracts. The most significant components of contract costs in 2006 and 2005 were labor and fringe benefits. For the quarter ended September 30, 2006, labor and fringe benefits were $11.4 million or 78% of contract costs compared to $9.6 million or 73% of contract costs for the same period in 2005.

     Selling, general and administrative expenses are virtually all related to the Company's Hospitality segment. Selling, general and administrative expenses for the quarter ended September 30, 2006 were $8.2 million, an increase of 11% from the $7.5 million expense for the same period in 2005. This increase was primarily due to start up costs incurred in anticipation of a new service contract with a restaurant customer, which began on October 1, 2006. This increase is also due to a rise in sales and marketing expenses associated with restaurant products as the Company is planning for future growth including in international markets. The Company's 2005 acquisition of PixelPoint Technologies, Inc. also contributed to this increase.

     Research and development expenses relate primarily to the Company's Hospitality segment. Research and development expenses were $2.6 million for the quarter ended September 30, 2006, an increase of 5% from the $2.5 million recorded in 2005. The increase was primarily attributable to the Company's continued research and development in its hardware and software products for its restaurant, resort and spa customers. The increase also reflects the research and development of its recently acquired PixelPoint subsidiary.

     Amortization of identifiable intangible assets was $307,000 for the third quarter of 2006 compared to $246,000 for 2005. The increase is primarily due to amortization relating to the acquisition of PixelPoint Technologies, Inc. on October 4, 2005.

     Other income, net, was $62,000 for the quarter ended September 30, 2006 compared to $191,000 for the same period in 2005. Other income primarily includes rental income and foreign currency gains and losses. The decrease is primarily due to additional foreign currency losses in 2006 compared to currency gains in 2005.

     Interest expense represents interest charged on the Company's short-term borrowing requirements from banks and from long-term debt. Interest expense was $206,000 for the quarter ended September 30, 2006 as compared to $41,000 in 2005. The Company experienced a higher borrowing interest rate and higher average borrowings in 2006 when compared to 2005.

     For the quarter ended September 30, 2006, the Company's effective income tax rate was 36.9%, compared to 38.3% in 2005. The variance from the federal statutory rate in 2006 and 2005 was primarily due to state income taxes, offset by benefits related to export sales as well as tax benefits related to domestic production activities.

Results of Operations -- Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

     The Company reported revenues of $154.5 million for the nine months ended September 30, 2006, an increase of 1.5% from the $152.2 million reported for the nine months ended September 30, 2005. The Company's net income for the nine months ended September 30, 2006 was $4.9 million, or $.33 diluted net income per share, compared to net income of $6.2 million and $.42 per diluted share for the same period in 2005.

     Product revenues from the Company's Hospitality segment were $63.7 million for the nine months ended September 30, 2006, a decrease of 5% from the $66.8 million recorded in 2005. In the domestic restaurant market the Company experienced an increase in the sales of its software products which was more than offset by a decline in hardware sales resulting in $7.4 million decline in product revenue. Internationally, product revenues grew $4.3 million primarily due to hardware and software sales to restaurant customers in Asia and Europe.

     Customer service revenues are also generated by the Company's Hospitality segment. The Company's service offerings include system integration, installation, training, twenty-four hour help desk support and various depot and on-site service options. Customer service revenues were $43.7 million for the nine months ended September 30, 2006, an increase of 2% from the $42.9 million for the same period in 2005. The increase was due to a 10% or $2.2 million growth in the Company's field service and support center revenue for its restaurant customers due to expansion of the Company's customer base. Additionally, systems integration and software maintenance revenues from the Company's resort and spa customers contributed to its revenue growth. This was partially offset by a decline in installation revenue due to the timing of customer installations.

     Contract revenues from the Company's Government segment were $47 million for the nine months ended September 30, 2006, an increase of 11% when compared to the $42.5 million recorded in the same period in 2005. This growth was primarily due to a $2.7 million increase in applied technology contracts including technical expertise for the development of battle planning software used by the Air Force. Also contributing to this growth was a $1.8 million increase in information technology outsourcing revenue from contracts for facility operations at critical U.S. Department of Defense telecommunication sites across the globe. These outsourcing operations provided by the Company directly support U.S. Navy, Air Force and Army operations as they seek to convert their military information technology communications facilities into contractor-run operations and to meet new requirements with contractor support.

     Product margins for the nine months ended September 30, 2006 were 43.1%, an increase of 300 basis points from the 40.1% for the nine months ended September 30, 2005. This increase in margins was primarily attributable to higher software revenue. This software revenue was generated from the Company's resort, spa and restaurant customers including license sales of the Company's newly acquired PixelPoint software.

     Customer Service margins were 24.7% for the nine months ended September 30, 2006 compared to 23.3% for the same period in 2005. The increase was due to continuous improvements in operational effectiveness in certain service areas offset by a decline in installation margins for restaurant customers due to the drop in installation revenue for the period.

     Contract margins were 6.8% for the nine months ended September 30, 2006 versus 6.4% for the same period in 2005. The margin increase resulted from a favorable cost share adjustment on our Logistics Management program and higher margins on certain fixed price contracts. The most significant components of contract costs in 2006 and 2005 were labor and fringe benefits. For the nine months ended September 30, 2006, labor and fringe benefits were $34.2 million or 78.1% of contract costs compared to $29 million or 73% of contract costs for the same period in 2005.

     Selling, general and administrative expenses are virtually all related to the Company's Hospitality segment. Selling, general and administrative expenses for the nine months ended September 30, 2006 were $24.5 million, an increase of 11% from the $22.2 million expense for the same period in 2005. The increase was primarily attributable to a rise in selling and marketing expenses related to sales of the Company's traditional hardware and software products. Also contributing to the increase was the Company's 2005 acquisition of PixelPoint Technologies, Inc. and start up costs relating to a new service contract with a restaurant customer.

     Research and development expenses relate primarily to the Company's Hospitality segment. Research and development expenses were $8.4 million for the nine months ended September 30, 2006, an increase of 22% from the $6.9 million recorded in 2005. The increase was primarily attributable to the Company's continuing research and development related to its hardware and software products for its restaurant, resort and spa customers also contributing to the increase was the Company's acquisition of PixelPoint in 2005.

     Amortization of identifiable intangible assets was $922,000 for the nine months ended September 30, 2006 compared to $736,000 for 2005. The increase is primarily due to amortization relating to the acquisition of PixelPoint Technologies, Inc. on October 4, 2005.

     Other income, net, was $437,000 for the nine months ended September 30, 2006 compared to $495,000 for the same period in 2005. Other income primarily includes rental income and foreign currency gains and losses. The decrease in 2006 resulted primarily from a decline in currency gains partially offset by an increase in rental income.

     Interest expense represents interest charged on the Company's short-term borrowing requirements from banks and from long-term debt. Interest expense was $458,000 for the nine months ended September 30, 2006 as compared to $184,000 in 2005. The Company experienced a higher borrowing interest rate and higher average borrowings outstanding in 2006 which compared to 2005.

     For the nine months ended September 30, 2006, the Company's effective income tax rate was 35.9%, compared to 38.1% in 2005. The variance from the federal statutory rate in 2006 and 2005 was primarily due to state income taxes, offset by benefits related to export sales as well as tax benefits related to domestic production activities.


Liquidity and Capital Resources

     The Company's primary sources of liquidity have been cash flow from operations and lines of credit with various banks. Cash used in operations was $8.3 million for the nine months ended September 30, 2006 compared to cash provided by operations of $7.4 million for 2005. In 2006, cash was negatively impacted by the timing of customer receipts and by inventory purchases in anticipation of future demand. In 2005, cash flow was generated primarily from operating profits and the timing of vendor payments for material purchases. This was partially offset by an increase in accounts receivable and inventory purchases.

     Cash used in investing activities was $1.4 million for the nine months ended September 30, 2006 compared to $2 million from the same period in 2005. In 2006, capital expenditures were $962,000 and were principally for manufacturing equipment and information technology equipment and software for internal use. Capitalized software costs relating to software development of Hospitality segment products were $399,000 in 2006. In 2005, capital expenditures were $1.4 million and were primarily for manufacturing and research and development equipment. Capitalized software costs relating to software development of Hospitality segment products were $528,000 in 2005.

     Cash provided by financing activities was $6.7 million for the nine months ended September 30, 2006 versus cash used by financing activities of $8.8 million in 2005. During 2006, the Company increased its short-term bank borrowings by $6.4 million and received $160,000 from the exercise of employee stock options. In 2005, the Company reduced its short-term bank borrowings by $10.2 million and received $1.5 million from the exercise of employee stock options.

     The Company has an aggregate availability of $20,000,000 in unsecured bank lines of credit which expire in April, 2009. One line totaling $12,500,000 bears interest at the bank borrowing rate (6.3% at September 30, 2006). The second line of $7,500,000 allows the Company, at its option, to borrow funds at the LIBOR rate plus the applicable interest rate spread or at the bank's prime lending rate (6.3% at September 30, 2006).

     At September 30, 2006, there was $9,899,000 outstanding under these lines and $10,101,000 available under these lines. These facilities contain certain loan covenants including a leverage ratio of greater than 3.5 to 1 and a fixed charge coverage ratio of not greater than 4 to 1.

     During fiscal year 2006, the Company anticipates that its capital requirements will be approximately $2 million. The Company does not usually enter into long term contracts with its major Hospitality segment customers. The Company commits to purchasing inventory from its suppliers based on a combination of internal forecasts and the actual orders from customers. This process, along with good relations with suppliers, minimizes the working capital investment required by the Company. Although the Company lists two major customers, McDonald's and Yum! Brands, it sells to hundreds of individual franchisees of these corporations, each of which is individually responsible for its own debts. These broadly made sales substantially reduce the impact on the Company's liquidity if one individual franchisee reduces the volume of its purchases from the Company in a given year. The Company, based on internal forecasts, believes its existing cash, lines of credit facilities and its anticipated operating cash flow will be sufficient to meet its cash requirements through at least the next twelve months. However, the Company may be required, or could elect, to seek additional funding prior to that time. The Company's future capital requirements will depend on many factors including its rate of revenue growth, the timing and extent of spending to support product development efforts, expansion of sales and marketing, the timing of introductions of new products and enhancements to existing products, and market acceptance of its products. The Company cannot assure that additional equity or debt financing will be available on acceptable terms or at all. The Company's sources of liquidity beyond twelve months, in management's opinion, will be its cash balances on hand at that time, funds provided by operations, funds available through its lines of credit and the long-term credit facilities that it can arrange.

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

Capitalized Software Development Costs

     The  Company  capitalizes  certain  costs  related  to the  development  of computer software used in its Hospitality segment under the requirements of Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. Software development costs incurred prior to establishing technological feasibility are charged to operations and included in research and development costs. Software development costs incurred after establishing technological feasibility are capitalized and amortized over the estimated economic life when the product is available for general release to customers.

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

Recent Accounting Pronouncements

     FASB Interpretation 48 was issued in July 2006 to clarify the criteria for recognizing tax benefits under FASB Statement No. 109, Accounting for Income Taxes. The Interpretation defines the threshold for recognizing the benefits of tax-return positions in the financial statements as "more-likely-than-not" to be sustained by the taxing authority and will affect many companies' reported results and their disclosures of uncertain tax positions. The Interpretation does not prescribe the type of evidence required to support meeting the more-likely-than-not threshold, stating that it depends on the individual facts and circumstances. The benefit recognized for a tax position meeting the more-likely-than-not criterion is measured based on the largest benefit that is more than 50 percent likely to be realized. The measurement of the related benefit is determined by considering the probabilities of the amounts that could be realized upon ultimate settlement, assuming the taxing authority has full knowledge of all relevant facts and including expected negotiated settlements with the taxing authority. Interpretation 48 is effective as of the beginning of the first fiscal year beginning after December 15, 2006 (the Company's 2007 fiscal year). The Company is currently analyzing the financial statement impact of adopting this pronouncement.

     In September 2006, SEC Staff Accounting Bulletin No. 108 was issued to provide guidance on Quantifying Financial Statement Misstatements. Staff Accounting Bulletin No. 108 addresses how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements. The SAB requires registrants to quantify misstatements using both the balance sheet and income-statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. The SAB does not change the staff's previous guidance in SAB 99 on evaluating the materiality of misstatements.

     When the effect of initial adoption is determined to be material, the SAB allows registrants to record that effect as a cumulative-effect adjustment to beginning-of-year retained earnings. The requirements are effective for annual financial statements covering the first fiscal year ending after November 15, 2006 (the Company's 2006 fiscal year).

Item 3. Quantitative and Qualitative Disclosures about Market Risk

INFLATION

     Inflation had little effect on revenues and related costs during the first nine months of 2006. Management anticipates that margins will be maintained at acceptable levels to minimize the affects of inflation, if any.

INTEREST RATES

     As of September 30, 2006, the Company has $2 million in variable long-term debt and $9.9 million in variable short-term debt. The Company believes that an adverse change in interest rates of 100 basis points would not have a material impact on our business, financial condition, results of operations or cash flows.

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

Item 4. Controls and Procedures

     (a)  Evaluation of Disclosure Controls and Procedures.

     As of the end of the period covered by this report, our management, including our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the Company's " disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) of the Company. These officers have concluded that our disclosure controls and procedures are effective. As such, we believe that all material information relating to us and our consolidated subsidiaries required to be disclosed in our periodic filings with the Securities and Exchange Commission
(i) is recorded, processed, summarized and reported within the required time period, and (ii) is accumulated and communicated to the Company's management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

     (b)  Changes in Internal Controls.

     There was no change in the Company's internal controls over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, such internal controls over financial reporting.

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

A DECLINE IN THE VOLUME OF PURCHASES MADE BY ANY ONE OF THE COMPANY'S MAJOR CUSTOMERS WOULD MATERIALLY ADVERSELY AFFECT OUR BUSINESS.

     A small number of related customers have historically accounted for a majority of the Company's net revenues in any given fiscal period. For the fiscal years ended December 31, 2005, 2004 and 2003, aggregate sales to our top two Hospitality segment customers, McDonald's and Yum! Brands, amounted to 41%, 51% and 50%, respectively, of total revenues. For the nine months ended
September 30, 2006 and 2005, sales to those customers were 38% and 40%, respectively of total revenues. Most of the Company's customers are not obligated to provide us with any minimum level of future purchases or with binding forecasts of product purchases for any future period. In addition, major customers may elect to delay or otherwise change the timing of orders in a manner that could adversely affect the Company's quarterly and annual results of operations. There can be no assurance that our current customers will continue to place orders with us, or that we will be able to obtain orders from new customers.

AN INABILITY TO PRODUCE NEW PRODUCTS THAT KEEP PACE WITH TECHNOLOGICAL DEVELOPMENTS AND CHANGING MARKET CONDITIONS COULD RESULT IN A LOSS OF MARKET SHARE.

     The products we sell are subject to rapid and continual changes in technology. Our competitors offer products that have an increasingly wider range of features and capabilities. We believe that in order to compete effectively we must provide systems incorporating new technologies at competitive prices. There can be no assurance that we will be able to continue funding research and development at levels sufficient to enhance our current product offerings, or that the Company will be able to develop and introduce on a timely basis new products that keep pace with technological developments and emerging industry standards and address the evolving needs of customers. There also can be no assurance that we will not experience difficulties that will result in delaying or preventing the successful development, introduction and marketing of new products in our existing markets, or that our new products and product enhancements will adequately meet the requirements of the marketplace or achieve any significant degree of market acceptance. Likewise, there can be no assurance as to the acceptance of our products in new markets, nor can there be any assurance as to the success of our penetration of these markets, nor to the revenue or profit margins realized by the Company with respect to these products. If any of our competitors were to introduce superior software products at competitive prices, or if our software products no longer met the needs of the marketplace due to technological developments and emerging industry standards, our software products may no longer retain any significant market share. If this were to occur, we could be required to record a charge against capitalized software costs, which amount to $3.1 million as of September 30, 2006.

WE GENERATE MUCH OF OUR REVENUE FROM THE HOSPITALITY INDUSTRY AND THEREFORE ARE SUBJECT TO DECREASED REVENUES IN THE EVENT OF A DOWNTURN EITHER IN THAT INDUSTRY OR IN THE ECONOMY AS A WHOLE.

     For the fiscal years ended December 31, 2005, 2004 and 2003, we derived 73%, 71% and 70%, respectively, of our total revenues from the Hospitality industry, primarily the quick service restaurant marketplace. For the nine months ended September 30, 2006 and 2005, revenues from the Hospitality industry were 70% and 72%, respectively, of total revenues. Consequently, our Hospitality technology product sales are dependent in large part on the health of the
Hospitality industry, which in turn is dependent on the domestic and international economy, as well as factors such as consumer buying preferences and weather conditions. Instabilities or downturns in the Hospitality market could disproportionately impact our revenues, as clients may either exit the industry or delay, cancel or reduce planned expenditures for our products. Although we believe we can assist the quick service restaurant sector of the Hospitality industry in a competitive environment, given the cyclical nature of that industry, there can be no assurance that our profitability and growth will continue.

WE DERIVE A PORTION OF OUR REVENUE FROM GOVERNMENT CONTRACTS, WHICH CONTAIN PROVISIONS UNIQUE TO PUBLIC SECTOR CUSTOMERS, INCLUDING THE GOVERNMENT'S RIGHT TO MODIFY OR TERMINATE THESE CONTRACTS AT ANY TIME.

     For the fiscal years ended December 31, 2005, 2004 and 2003, we derived 27%, 29% and 30%, respectively, of our total revenues from contracts to provide technical services to U.S. Government agencies and defense contractors. For the nine months ended September 30, 2006 and 2005, revenues from such contracts were 30% and 28%, respectively, of total revenues. Contracts with U.S. Government agencies typically provide that such contracts are terminable at the convenience of the U.S. Government. If the U.S. Government terminated a contract on this basis, we would be entitled to receive payment for our allowable costs and, in general, a proportionate share of our fee or profit for work actually performed. Most U.S. Government contracts are also subject to modification or termination in the event of changes in funding. As such, we may perform work prior to formal authorization, or the contract prices may be adjusted for changes in scope of work. Termination or modification of a substantial number of our U.S. Government contracts could have a material adverse effect on our business, financial condition and results of operations.

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

     For the fiscal years ended December 31, 2005, 2004 and 2003, our net revenues from sales outside the United States were 11%, 9% and 11%, respectively, of the Company's total revenues. For the nine months ended September 30, 2006 and 2005, sales outside the United States were 13% and 10%, respectively, of the total revenues. We anticipate that international sales will continue to account for a significant portion of sales. We intend to continue to expand our operations outside the United States and to enter additional international markets, which will require significant management attention and financial resources. Our operating results are subject to the risks inherent in international sales, including, but not limited to, regulatory requirements, political and economic changes and disruptions, geopolitical disputes and war, transportation delays, difficulties in staffing and managing foreign sales operations, and potentially adverse tax consequences. In addition, fluctuations in exchange rates may render our products less competitive relative to local product offerings, or could result in foreign exchange losses, depending upon the currency in which we sell our products. There can be no assurance that these factors will not have a material adverse affect on our future international sales and, consequently, on our operating results.

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

     We have goodwill and identifiable intangible assets totaling approximately $20.9 million and $8.9 million at September 30, 2006, respectively, resulting primarily from several business acquisitions. At least annually, we evaluate goodwill and identifiable intangible assets for impairment based on the fair value of the operating business unit to which these assets relate. This estimated fair value could change if we are unable to achieve operating results at the levels that have been forecasted, the market valuation of such companies decreases based on transactions involving similar companies, or there is a permanent, negative change in the market demand for the services offered by the business unit. These changes could result in an impairment of the existing goodwill and identifiable intangible asset balances that could require a material non-cash charge to our results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

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



Reports on Form 8-K

     On July 26, 2006, PAR Technology Corporation furnished a report on Form 8-K pursuant to Item 2.02 (Results of Operations and Financial Condition) of that Form relating to its financial information for the quarter ended June 30, 2006, as presented in a press release of July 27, 2006 and furnished thereto as an exhibit.

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









Date:  November 9, 2006



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


Date: November 9, 2006
                               /s/John W. Sammon, Jr.
                               ------------------------------------------
                               John W. Sammon, Jr.
                               Chairman of the Board and Chief Executive Officer

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


Date: November 9, 2006
                             /s/Ronald J. Casciano
                             ------------------------------------------
                             Ronald J. Casciano
                             Vice President, Chief Financial Officer & Treasurer

                                  Exhibit 32.1


                           PAR TECHNOLOGY CORPORATION
                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of PAR Technology Corporation (the "Company") on Form 10-Q for the quarter ended September 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), we, John W. Sammon, Jr. and Ronald J. Casciano, Chairman of the Board & Chief Executive Officer and Vice President, Chief Financial Officer & Treasurer of the Company, certify pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that to the best of our knowledge:


     (1) The Report fully complies with the requirement of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.






/s/John W. Sammon, Jr.
-------------------------------
John W. Sammon, Jr.
Chairman of the Board & Chief Executive Officer
November 9, 2006

/s/Ronald J. Casciano
-------------------------------
Ronald J. Casciano
Vice President, Chief Financial Officer & Treasurer
November 9, 2006