Form 10-K
period 2006-12-31
PAR TECHNOLOGY CORP
filed 2007-03-16
CIK 708821

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the Fiscal Year Ended December 31, 2006.
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

Large Accelerated Filer [ ]   Accelerated Filer [X]    Non-Accelerated Filer [ ]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ? No The aggregate market value of the voting stock held by non-affiliates of the registrant based on the average price as of February 28, 2007 - $70,515,000.

     The number of shares outstanding of registrant's common stock, as of February 28, 2007 - 14,341,381 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's proxy statement in connection with its 2007 annual meeting of stockholders are incorporated by reference into Part III.

                           PAR TECHNOLOGY CORPORATION

                                TABLE OF CONTENTS
                                    FORM 10-K

--------------------------------------------------------------------------------
     Item Number
--------------------------------------------------------------------------------

                                     PART I

         Item 1.        Business
         Item 1A.       Risk Factors
         Item 2.        Properties
         Item 3.        Legal Proceedings

                                     PART II

         Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
         Item 6.        Selected Financial Data
         Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation
         Item 7A.       Quantitative and Qualitative Disclosures
                        About Market Risk
         Item 8.        Financial Statements and Supplementary Data
         Item 9A.       Controls and Procedures
         Item 9B.       Other Information

                                    PART III

         Item 10.       Directors, Executive Officers and Corporate Governance
         Item 11.       Executive Compensation
         Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
         Item 13.       Certain Relationships and Related Transactions,
                          and Director Independence
         Item 14.       Principal Accounting Fees and Services

                                     PART IV

         Item 15.       Exhibits, Financial Statement Schedules

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

                           PAR TECHNOLOGY CORPORATION

                                     PART I



Item 1: Business

     PAR Technology Corporation (PAR or the Company) operates two business segments: Hospitality and Government. PAR's largest subsidiary and core business is ParTech, Inc. a leading provider of management technology solutions, including hardware, software, professional and traditional services to businesses in the hospitality and specialty retail industries. The Company continues to be a primary supplier of hospitality technology systems to quick-service restaurants with over 45,000 systems installed in more than 105 countries. PAR's hospitality management software applications provide for the efficient operation of hospitality businesses and enterprises by managing transaction and operational data from end-to-end and maximizing profitability through more efficient operations. PAR's professional services' mission is to enable businesses to achieve the full potential of their hospitality technology investment.

     PAR is a provider to the hospitality markets of professional services, enterprise business intelligence applications with solid long-term relationships with the restaurant industry's two largest corporations - McDonald's Corporation and Yum! Brands Inc. McDonald's has over 31,000 restaurants in more than 120 countries and PAR has been a selected provider of restaurant management technology systems and lifecycle support services to McDonald's since 1980. Yum! Brands (which includes Taco Bell, KFC, Pizza Hut, Long John Silver's and A&W Restaurants) has been a loyal PAR customer since 1983. Yum! has over 33,000 units globally and PAR continues to be the sole approved supplier of restaurant management technology systems to Taco Bell as well as the Point-of-Sale (POS) vendor of choice to KFC Corporate Restaurants. Other significant hospitality chains where PAR is the POS vendor of choice are: Boston Market, CKE Restaurants (including Hardees and Carl's Jr.), Carnival Cruise Lines, Papa Murphy's, Corner Bakery and large franchisees of the above mentioned brands.

     In the fourth quarter of 2006 PAR acquired substantially all of the assets of SIVA Corporation, a privately held hospitality technology software company and a provider of web-based service oriented architected (SOA) software applications to the hospitality industry. The acquisition included all of SIVA's software and software technology as well as several existing contracts.

     In  the  fourth  quarter  of  2005  the  Company   acquired   PixelPoint(R)
Technologies, Inc. a privately held hospitality technology company and a provider of restaurant management software applications for full/table service dining. PixelPoint develops and markets POS, WebPOS, Wireless and Enterprise software suites for the restaurant industry. It currently markets software in multiple languages to many major economic centers worldwide. Their integrated software solution includes enterprise management, a wireless application that is seamless to their connected capability and allows remote order taking in the dining room, on-line ordering capability for customers via the internet, and an in-store and enterprise level loyalty and gift card information sharing application.

     In the fourth quarter of 2004 PAR acquired Springer-Miller Systems, a provider of hospitality for small five star city-center hotel chains, destination spa and golf properties, timeshare properties and five star resorts worldwide. PAR's Hospitality Management System is distinguished from other property management systems with its integrated design and unique approach to guest service. The product suite includes more than 20 seamlessly integrated, guest-centric application modules which provide hotel/resort staff with the tools they need to personalize service, surpass guest expectations, and increase property revenues. PAR maintains a distinctive customer list in this business including Pebble Beach Resorts, The Four Seasons, Hard Rock Hotel & Casino, the Mandarin Oriental Hotel Group, and Destination Hotels & Resorts.

     PAR also operates two Government contract subsidiaries, PAR Government Systems Corporation and Rome Research Corporation. PAR provides technical expertise in the development of advanced technology systems for the Department of Defense and other Governmental agencies. Additionally, PAR provides information technology and communications support services to the U.S. Navy, U.S. Air Force and U.S. Army. PAR focuses its computer-based system design services on providing high quality technical products and services, ranging from experimental studies to advanced operational systems, within a variety of areas of research, including radar, image and signal processing, logistics management systems, and geospatial services and products. Through Government-sponsored research and development, PAR has developed technologies with relevant commercial uses. A prime example of this "technology transfer" was the Company's point-of-sale technology, which was derived from research and development involving microchip processing technology sponsored by the Department of Defense. Our most recent technology transfer is PAR Logistics Management Systems. This PAR initiative brings tracking and security solutions to the intermodal and trucking industry. Through an integrated GPS, RFID, cellular, SATCOM, and internet PAR solution, owners and operators of refrigeration, tank, dry van, intermodal, and generator containers have real time information on the status and location of assets and cargo around the globe.

     Information concerning the Company's industry segments for the three years ended December 31, 2006 is set forth in Note 11 to the Consolidated Financial Statements included elsewhere herein.

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

                               Hospitality Segment

     PAR operates four wholly-owned subsidiaries in the Hospitality business segment: ParTech, Inc., PAR Springer-Miller Systems, Inc., PixelPoint ULC and Par-Siva Corporation. PAR provides Point-of-Sale (POS) restaurant management technology solutions which integrate software applications and the Company's Pentium(R)-based hardware platform. PAR's restaurant management system can host fixed and wireless order-entry terminals, may include kitchen printers or video monitors and/or third-party supplied peripherals networked via an Ethernet LAN, and is accessible to enterprise-wide network configurations. PAR also provides hospitality management solutions that satisfy the property management technology needs for an array of hospitality enterprises, including small five star city-center hotel chains, destination spa and golf properties, timeshare properties and five star resorts worldwide. PAR offers extensive service, support, systems integration and professional service capabilities. PAR's service professionals design, tailor and implement solutions that enable customers to manage all aspects of data collection and processing for single or multiple site enterprises from a central location.

Products

     The Company's integrated hospitality management software applications allow its customers to configure their hospitality technology systems to meet their order entry, menu, food preparation, delivery and property management coordination needs while capturing all pertinent data concerning the transactions at the specific location. PAR's hospitality management systems are based on more than 27 years of experience and knowledge, and an in-depth understanding of the hospitality marketplace. This knowledge and expertise is reflected in the innovative product design, implementation capability and systems integration skills.

Software

     The Company's range of restaurant  software  products cover the hospitality
market  with   offerings  that  meet  the   requirements   of  large  and  small
operators/corporations alike.

     The SIVA software applications offer enterprise-architected solutions applicable to several segments of the restaurant industry. The product suite includes iSIVA(R) Point-of-Sale, IntelliKitchen, POS(2) (handheld wireless order taking) and Pay@Table/Pay@Curb. The iSIVA Point-of-Sale application streamlines the order life-cycle for table service, counter service, and bar operations, while simplifying IT support with centralized application management. iSIVA seamlessly integrates with POS(2) and Pay@Table/Pay@Curb, extending traditional POS with wireless order-taking and payment capabilities. The IntelliKitchen management system completes the suite, designed to distribute and display kitchen orders to maximize order accuracy and increase staff efficiency.

     For franchisees in Quick Service Restaurant (QSR) and Fast Casual, PAR offers the InFusion suite. InFusion is comprised of InTouch(TM) POS, InForm(TM) Back Office, InSynch(TM) Enterprise Configuration and InQuire(TM) Enterprise Reporting. PAR's InFusion suite is a feature-rich product. InTouch is a multi-brand point of sale application, containing features and functions such as real-time mirror imaging of critical data, on-line graphical help and interactive diagnostics, all presented with intuitive graphical user interfaces. PAR's back office management software, InForm, allows restaurant owners to control critical food and labor costs using intuitive tools for forecasting, labor scheduling and inventory management. The InSynch Enterprise Configuration manager provides business-wide management of diverse concept menus, security settings and system parameters all from one central location. InQuire Enterprise Reporting offers a web-based reporting utilizing the latest technology from Microsoft's .Net(R) platform. InQuire's Executive Dashboard provides business intelligence for the entire organization, as well as automated management reporting and process integration.

     In 2006, PAR introduced technology that provides paperless HACCP management. HACCP (Hazard Analysis Critical Control Point) is a food industry standard approach, implemented to reduce the incidence of food borne illness. iQuality software runs wirelessly on a PDA in conjunction with a temperature probe and iButtons used to identify HACCP checkpoints. iQuality is designed to replace the paper checklist, minimize human errors, increase HACCP compliance, and improve in-store efficiency. iQuality enables exception based reporting for corrective actions, reducing the risk of food contamination.

     PixelPoint is PAR's easy-to-use solution for the dealer channel and independent restaurants. The PixelPoint integrated software solution includes PixelPoint(R) POS, HeadOffice enterprise management, PocketPOS, a wireless application that allows for remote order taking in the dining room, Web-to-Go on-line ordering, and MemberShare, an in-store and enterprise level Loyalty and Gift Card information sharing application.

     PAR continues to offer GT/Exalt to QSR customers. The software is designed for the small franchisee that is looking for a "turnkey" solution.

Hardware

     PAR continues to offer ViGo(TM), its 5th generation hardware platform, designed to be durable, scalable, integrated and highly serviceable. Both ViGo and POS4XP(TM), PAR's 4th generation hardware platform, are Pentium-designed systems developed to host the most powerful point-of-sale software applications in the hospitality industry. Both ViGo and POS4XP designs utilize open architecture with industry standard components and are compatible with the most popular operating systems. The hardware platforms support a distributed processing environment and incorporate an advanced hospitality management technology system, utilizing Intel microprocessors, standard PC expansion slots, Ethernet LAN, standard Centronics printer ports as well as USB ports. The hardware systems supply their industry-standard components with features for hospitality applications such as multiple video ports. The POS systems utilize distributed processing architecture to integrate a broad range of PAR and third-party peripherals and are designed to withstand the harsh hospitality environments. Both hardware platforms have a favorable price-to-performance ratio over the life of the system as a result of their PC compatibility, ease of expansion and high reliability design.

Systems Installation and Professional Services

     PAR's ability to offer the full spectrum of installation, maintenance, and support services is one of the Company's key differentiators. PAR continues to work in unison with its customers to identify and address the latest hospitality technology requirements by creating interfaces to equipment, including innovations such as automated cooking and drink-dispensing devices, customer-activated terminals and order display units located inside and outside of the customer's business site. The Company provides its systems integration expertise to interface specialized components, such as video monitors, coin dispensers and non-volatile memory for journalizing transaction data, as is required in some international applications. PAR is comprised of experienced individuals with diverse hospitality backgrounds in both hotels/resorts and restaurants. PAR has the knowledge and expertise to recommend property management solutions which can be used most effectively in hotels and restaurants, with emphasis on maximizing return on investment. In addition, the Company has secured strategic partnerships with third-party organizations to offer a variety of credit, debit and gift card payment options that allow quick service restaurants, convenience stores, gasoline stations and drugstores to process cashless payments quickly and efficiently. The Company's Technical Services department continuously evaluates new technologies and adopts those that allow PAR to provide significant improvements in customer's day-to-day systems. From hand-held wireless devices to advances in internet performance, the technical staff is available for consultation on a wide variety of topics including network infrastructures, system functionality, operating system platforms, and hardware expandability.

Installation and Training

     In the United States, Canada, Europe, South Africa, the Middle East, Australia and Asia, PAR personnel provide installation, training and integration services on a fixed-fee basis as a normal part of the equipment purchase agreement. In certain areas of North and South America, Europe and Asia, the Company provides these installation and training services through third parties. Prior to system installation and user training, hotel/resort operators can attend a configuration seminar, during which attendees review internal policies and procedures, establish a software configuration and receive an overview of the PAR product suite. PAR provides complete application training for a site's staff as well as technical instruction for Information Systems personnel. The PAR training team is composed of experienced individuals with diverse hospitality and technical backgrounds.

Maintenance and Service

     The Company offers a wide range of maintenance and support services as part of its total solution for its targeted hospitality technology markets. In the North American region, the Company provides comprehensive maintenance and installation services for the Company's equipment and systems, as well as those of third parties, through a 24-hour central telephone customer support and diagnostic service in Boulder, Colorado, as well as service centers in Europe, South Africa, the Middle East, Australia and Asia. The Company believes that its ability to address all support and maintenance requirements for a customer's hospitality technology network provides it with a clear competitive advantage. PAR also maintains regional support centers in three additional locations worldwide including Las Vegas, Nevada in the US, Kuala Lumpur in Malaysia, and Kettering in the UK, that focus upon servicing and maintaining PAR systems to the hotel/resort markets 24 hours a day, seven days a week. The Company maintains a field service network consisting of over 100 locations offering on-site service and repair, as well as depot repair, overnight unit replacements and spare unit rentals. At the time a hospitality technology system is installed, PAR trains customer employees and managers to ensure efficient and effective use of the system. If an issue arises within the Company's manufactured technology system (hardware and software), PAR's current service management software products allow a service technician to diagnose the problem by telephone or by remotely dialing-in to the system, thus greatly reducing the need for on-site service calls.

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

Sales & Marketing

     Sales in the hospitality technology market are often made to corporate chains where PAR is an approved vendor. Upon achieving such status, marketing efforts are directed to the chain's franchisees. Sales efforts are also directed toward franchisees of chains for which the Company is not an approved corporate vendor. The Company employs direct sales personnel in several sales groups. The Major Accounts Group works with large chain corporate customers operating more than 75 locations. The Domestic Sales Group targets franchisees of the major chain customers, as well as smaller chains throughout the United States. The International Sales Group sells to major customers with global locations and to international chains that do not have a presence in the United States. The Company's Business Partner Development Sales Group targets non-foodservice markets such as retail, convenience, amusement parks, movie theaters, cruise lines, spas and other ticketing and entertainment venues. This group also works with third-party dealers and value-added resellers throughout the country. In 2005, PAR acquired the dealer/distribution channel of PixelPoint that focuses on the table service sector of restaurants in particular.

Competition

     The competitive landscape in the hospitality market is driven primarily by functionality, reliability, quality, pricing, service and support. The Company believes that its principal competitive advantages include its focus on an integrated technology solution offering, advanced development capabilities, in-depth industry knowledge and expertise, excellent product reliability, a direct sales force organization, and world class support and quick service response. The markets in which the Company transacts business are highly competitive. Most of our major customers have approved several suppliers who offer some form of sophisticated hospitality technology system similar to that of the Company. Major competitors include Panasonic, IBM Corporation, Radiant Systems, NCR, SoftBrands, Agilysis and Micros Systems.

Backlog

     At December 31, 2006 the Company's backlog of unfilled orders for the Hospitality segment was approximately $6,526,000 compared to $9,800,000 a year ago. All of the present orders are expected to be delivered in 2007. The Hospitality segment orders are generally of a short-term nature and are usually booked and shipped in the same fiscal year.

Research and Development

     The highly technical nature of the Company's hospitality products requires a significant and continuous research and development effort. Ongoing product research and quality development efforts are an integral part of all activities within the Company. Functional and technical enhancements are actively being made to our products to increase customer satisfaction and maintain the high caliber of our software. Research and development expenses were approximately $11,802,000 in 2006, $9,355,000 in 2005 and $6,015,000 in 2004. The Company
capitalizes certain software costs in accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. See Note 1 to the Consolidated Financial Statements included in Item 15 for further discussion.

Manufacturing and Suppliers

     The Company assembles its products from standard components such as integrated circuits and fabricated parts such as printed circuit boards, metal parts and castings. Most components are manufactured by third parties to the Company's specifications. The Company depends on outside suppliers for the continued availability of its components and parts. Although most items are generally available from a number of different suppliers, the Company purchases certain components consistently from one supplier. Items purchased from only one supplier include certain printers, base castings and electronic components. If such a supplier should cease to supply an item, the Company believes that new sources could be found to provide the components. However, added cost and manufacturing delays could result and adversely affect the business of the Company. The Company has not experienced significant delays of this nature in the past, but there can be no assurance that delays in delivery due to supply shortages will not occur in the future.

Intellectual Property

     The Company owns or has rights to certain patents, copyrights and trademarks, but believes none of these intellectual property rights provides a material competitive advantage. The Company relies upon non-disclosure agreements, license agreements and applicable domestic and foreign patent, copyright and trademark laws for protection of its intellectual property. To the extent such protective measures are unsuccessful, or the Company needs to enter into protracted litigation to enforce such rights, the Company's business could be adversely impacted. Similarly there is no assurance that the Company's products will not become the subject of a third party claim of infringement or misappropriation. To the extent such claims result in costly litigation or force the Company to enter into royalty or license agreements, rather than enter into a prolonged dispute, the Company's business could be adversely impacted. The Company also licenses certain third party software with its products. While the Company has maintained a strong relationship with its licensors, there is no assurance that such relationship will continue or that the licenses will be continued under fees and terms acceptable to the Company.

                               Government Segment

     PAR operates two wholly-owned subsidiaries in the Government business segment, PAR Government Systems Corporation (PGSC) and Rome Research Corporation
(RRC). These companies provide services to the U.S. Department of Defense (DoD) and other federal and state government organizations with a wide range of technical capability and scope. Significant areas in which the Company's services are involved include: design, and integration of state-of-the-art imagery intelligence systems for information archive, retrieval, and processing; advanced research and development for imaging sensors; development and operations of logistics management systems; and engineering and support services for Government information technology and communications facilities.

     The Company's offerings cover the entire development cycle for Government systems, including requirements analysis, design specification, development, implementation, installation, test and evaluation.

Information Systems and Technology

     The Information Systems and Technology (IS&T) business sector supports the development of integrated systems for geospatial information archiving, processing, exploitation, and visualization. IS&T is the systems developer and integrator for the Air Force Research Laboratory-Rome Research (AFRL) and is a key developer on the National Geospatial-Intelligence Agency (NGA) Image Product Library (IPL) program. The IPL provides access to a virtual network of archives in support of the operational users of imagery. The Company has a substantial systems integration contract to support interoperability of new and emerging commercial imagery exploitation and data management systems for U.S. Air Force
(USAF) operations. Since 1986, the Company has been a key contributor to the full-scale engineering development for the Joint Surveillance Target Attack Radar System (Joint STARS) and more recently, for the Coastal Battlefield Reconnaissance and Analysis (COBRA) program.

Signal and Image Processing

     The  Signal  and  Image  Processing  (SIP)  business  sector  supports  the development and implementation of complex sensor systems including the collection and analysis of sensor data. The SIP group has developed sensor concepts, algorithms, and real-time systems to address the difficult problems of finding low-contrast targets against clutter background, detecting man-made objects in dense foliage, and performing humanitarian efforts in support of the removal of land mines with ground penetrating radar. The Company also supports numerous technology demonstrations for the DoD, including a multi-national NATO exercise of wireless communications interoperability. As part of this demonstration, the Company designed and built the Software Radio Development System (SoRDS) for test and evaluation of communications waveforms. The Company has extended this technology into public safety and law enforcement via the Dynamic Open Architecture Radio System (DOARS) system, a multi-channel communications gateway intended to solve the problem of wireless communications interoperability. The Company also supports Navy airborne infrared surveillance systems through the development of advanced optical sensors.

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

Logistics Management Systems

     The Logistics Management Systems (LMS) business sector focuses on the design, development, deployment and commercialization of the CargoWatch(R) Logistics Information Management System. CargoWatch is a comprehensive, end-to-end solution for the monitoring and management of transport assets and cargo throughout the intermodal (i.e., port, highway, rail, and ocean) transportation lifecycle. The CargoWatch system is being implemented under a multi-year Cooperative Agreement with the U.S. Department of Transportation/Maritime Administration (DOT/MARAD). CargoWatch uses state-of-the-art technology to acquire Global Positioning System (GPS) location and equipment status data. Wireless communication networks then transmit the data to the LMS Operations Center, and a powerful geospatial database customizes the data to meet the needs of each customer and provide it to the customer over the Internet or via direct linkage to existing (back-office) information systems.

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

Government Contracts

     The Company performs work for U.S. Government agencies under firm fixed-price, cost-plus-fixed-fee and time-and-material contracts. The majority of its contracts are for one-year to five-year terms. There are several risks associated with Government contracts. For example, contracts may be terminated for the convenience of the Government any time the Government believes that such termination would be in its best interests. In this circumstance, the Company is entitled to receive payments for its allowable costs and, in general, a proportionate share of its fee or profit for the work actually performed. The Company's business with the U.S. Government is also subject to other risks unique to the defense industry, such as reduction, modification, or delays of contracts or subcontracts if the Government's requirements, budgets, or policies or regulations change. The Company may also perform work prior to formal authorization or prior to adjustment of the contract price for increased work scope, change orders and other funding adjustments. Additionally, the Defense Contract Audit Agency on a regular basis audits the books and records of the Company. Such audits can result in adjustments to contract costs and fees. Audits have been completed through the Company's fiscal year 2004 and have not resulted in any material adjustments.

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

Backlog

     The dollar value of existing Government contracts at December 31, 2006, net of amounts relating to work performed to that date, was approximately $96,637,000, of which $28,243,000 was funded. At December 31, 2005, the comparable amount was approximately $106,614,000, of which $35,470,000 was funded. Funded amounts represent those amounts committed under contract by Government agencies and prime contractors. The December 31, 2006 Government contract backlog of $96,637,000 represents firm, existing contracts. Approximately $49,408,000 of this amount is expected to be completed in calendar year 2007, as funding is committed.

                                    Employees

     As of December 31, 2006, the Company had 1,700 employees, approximately 57% of whom are engaged in the Company's Hospitality segment, 40% of whom are in the Government segment, and the remainder are corporate employees.

     Due to the highly technical nature of the Company's business, the Company's future can be significantly influenced by its ability to attract and retain its technical staff. The Company believes that it will be able to fulfill its near-term needs for technical staff.

     Approximately 18% of the Company's employees are covered by collective bargaining agreements. The Company considers its employee relations to be good.

                             Exchange Certifications

     The certification of the CEO of PAR required by Section 303A.12(a) of the New York Stock Exchange (NYSE) Listed Company Manual, relating to PAR's compliance with the NYSE's corporate governance listing standards, was submitted to the NYSE on June 16, 2006 with no qualifications.

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

A DECLINE IN THE VOLUME OF PURCHASES MADE BY ANY ONE OF THE COMPANY'S MAJOR CUSTOMERS WOULD MATERIALLY ADVERSELY AFFECT OUR BUSINESS.

     A small number of related customers have historically accounted for a majority of the Company's net revenues in any given fiscal period. For the fiscal years ended December 31, 2006, 2005 and 2004, aggregate sales to our top two Hospitality segment customers, McDonald's and Yum! Brands, amounted to 40%, 41% and 51%, respectively, of total revenues. Most of the Company's customers are not obligated to provide us with any minimum level of future purchases or with binding forecasts of product purchases for any future period. In addition, major customers may elect to delay or otherwise change the timing of orders in a manner that could adversely affect the Company's quarterly and annual results of operations. There can be no assurance that our current customers will continue to place orders with us, or that we will be able to obtain orders from new customers.

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

     For the fiscal years ended December 31, 2006, 2005 and 2004, we derived 70%, 73% and 71%, respectively, of our total revenues from the Hospitality industry, primarily the quick service restaurant marketplace. Consequently, our Hospitality technology product sales are dependent in large part on the health of the Hospitality industry, which in turn is dependent on the domestic and international economy, as well as factors such as consumer buying preferences and weather conditions. Instabilities or downturns in the Hospitality market could disproportionately impact our revenues, as clients may either exit the industry or delay, cancel or reduce planned expenditures for our products. Although we believe we can assist the quick service restaurant sector of the Hospitality industry in a competitive environment, given the cyclical nature of that industry, there can be no assurance that our profitability and growth will continue.

WE DERIVE A PORTION OF OUR REVENUE FROM GOVERNMENT CONTRACTS, WHICH CONTAIN PROVISIONS UNIQUE TO PUBLIC SECTOR CUSTOMERS, INCLUDING THE GOVERNMENT'S RIGHT TO MODIFY OR TERMINATE THESE CONTRACTS AT ANY TIME.

     For the fiscal years ended December 31, 2006, 2005 and 2004, we derived 30%, 27% and 29%, respectively, of our total revenues from contracts to provide technical services to U.S. Government agencies and defense contractors.
Contracts with U.S. Government agencies typically provide that such contracts are terminable at the convenience of the U.S. Government. If the U.S. Government terminated a contract on this basis, we would be entitled to receive payment for our allowable costs and, in general, a proportionate share of our fee or profit for work actually performed. Most U.S. Government contracts are also subject to modification or termination in the event of changes in funding. As such, we may perform work prior to formal authorization, or the contract prices may be adjusted for changes in scope of work. Termination or modification of a substantial number of our U.S. Government contracts could have a material adverse effect on our business, financial condition and results of operations.

     We perform work for various U.S. Government agencies and departments pursuant to fixed-price, cost-plus fixed fee and time-and-material, prime contracts and subcontracts. Approximately 65% of the revenue that we derived from Government contracts for the year ended December 31, 2006 came from fixed-price or time-and-material contracts. The balance of the revenue that we derived from Government contracts in 2006 primarily came from cost-plus fixed fee contracts. Most of our contracts are for one-year to five-year terms.

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

     For the fiscal years ended December 31, 2006, 2005 and 2004, our net revenues from sales outside the United States were 13%, 11% and 9%, respectively, of the Company's total revenues. We anticipate that international sales will continue to account for a significant portion of sales. We intend to continue to expand our operations outside the United States and to enter additional international markets, which will require significant management attention and financial resources. Our operating results are subject to the risks inherent in international sales, including, but not limited to, regulatory requirements, political and economic changes and disruptions, geopolitical disputes and war, transportation delays, difficulties in staffing and managing foreign sales operations, and potentially adverse tax consequences. In addition, fluctuations in exchange rates may render our products less competitive relative to local product offerings, or could result in foreign exchange losses, depending upon the currency in which we sell our products. There can be no assurance that these factors will not have a material adverse affect on our future international sales and, consequently, on our operating results.

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

     We have goodwill and identifiable intangible assets totaling approximately $25.7 million and $10.7 million at December 31, 2006, respectively, resulting primarily from several business acquisitions. At least annually, we evaluate goodwill and identifiable intangible assets for impairment based on the fair value of the operating business unit to which these assets relate. This estimated fair value could change if we are unable to achieve operating results at the levels that have been forecasted, the market valuation of such companies decreases based on transactions involving similar companies, or there is a permanent, negative change in the market demand for the services offered by the business unit. These changes could result in an impairment of the existing goodwill and identifiable intangible asset balances that could require a material non-cash charge to our results of operations.

Item 2: Properties

     The  following  are the  principal  facilities  (by square  footage) of the
Company:

                     Industry              Floor Area                 Number of
 Location            Segment          Principal Operations              Sq. Ft.
 --------            -------          --------------------            ----------

New Hartford, NY    Hospitality     Principal executive offices,        138,500
                    Government        manufacturing, research and
                                      development laboratories,
                                      computing facilities
Rome, NY            Government      Research and development             52,800
Stowe, VT           Hospitality     Sales, service and research          26,000
                                      and development
Boulder, CO         Hospitality     Service                              20,500
Delray Beach, FL    Hospitality     Sales, service and research
                                      and development                    11,000
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

                                     PART II


Item 5: Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

     The Company's Common Stock, par value $.02 per share, trades on the New York Stock Exchange (NYSE symbol - PTC). At December 31, 2006, there were approximately 466 owners of record of the Company's Common Stock, plus those owners whose stock certificates are held by brokers.

     The following table shows the high and low stock prices for the two years ended December 31, 2006 as reported by New York Stock Exchange:

                               2006                               2005
                    --------------------------         ------------------------
    Period             Low             High               Low            High
--------------      ----------      ----------         ----------     ---------

First Quarter         $17.22           $22.73            $  7.47        $10.68
Second Quarter        $10.61           $18.60             $10.28        $22.30
Third Quarter         $ 7.40           $13.01             $13.10        $25.60
Fourth Quarter        $ 7.07            $9.24             $13.26        $23.60

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

                                                        Year ended December 31,
                                    -------------------------------------------------------------
                                        2006        2005        2004         2003         2002
                                    -------------------------------------------------------------

Net revenues ....................   $ 208,667    $ 205,639    $ 174,884    $ 139,770    $ 133,681

Cost of sales ...................   $ 153,158    $ 150,053    $ 137,738    $ 110,777    $ 105,225

Gross margin ....................   $  55,509    $  55,586    $  37,146    $  28,993    $  28,456

Selling, general & administrative   $  33,440    $  30,867    $  22,106    $  19,340    $  19,540

Provision for income taxes ......   $  (3,146)   $  (5,358)   $  (3,729)   $  (1,593)   $    (884)

Income from continuing operations   $   5,721    $   9,432    $   5,635    $   2,792    $   2,623

Basic earnings per share from
  continuing operations .........   $     .40    $     .68    $     .43    $     .22    $     .22

Diluted earnings per share from
 continuing operations ..........   $     .39    $     .64    $     .41    $     .21    $     .21


     The selected consolidated financial statement data summarized above is reflective of business acquisitions in 2006, 2005 and 2004, as discussed in Note 2.

                    SELECTED CONSOLIDATED BALANCE SHEET DATA
                                 (In thousands)

                                            December 31,
                       ----------------------------------------------------
                          2006      2005       2004      2003       2002
                       ----------------------------------------------------
Current assets .....   $ 95,991   $ 84,492   $ 77,696   $ 74,195   $ 69,070
Current liabilities    $ 46,473   $ 43,661   $ 45,159   $ 29,816   $ 31,743
Total assets .......   $142,796   $125,149   $111,752   $ 87,147   $ 85,122
Long-term debt .....   $  7,708   $  1,948   $  2,005   $  2,092   $  2,181
Shareholders' equity   $ 86,083   $ 78,492   $ 63,574   $ 55,239   $ 51,198


     The selected consolidated financial statement data summarized above is reflective of business acquisitions in 2006, 2005 and 2004, as discussed in Note 2.

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

Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operation

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

Overview

     PAR is a global designer, manufacturer and marketer of hospitality technology systems that include software, hardware and a variety of services. The Company is also a provider to the Federal Government, and its agencies, of applied technology and technical services. The primary end markets for our products and services are:

o Restaurants, hotels/resorts/spas, entertainment, and retail industries for the integrated technologies of transaction processing and data capture for certain enterprises

o the U.S. military and a broad range of Federal/State/local government agencies.

     The Company's hospitality products are used in a variety of applications by numerous customers. The Company faces competition in all of its markets (restaurants, hotels, theaters,etc.) and competes primarily on the basis of product design/features, product quality/reliability, price, customer service and delivery capability. There has been a trend amongst our hospitality customers to consolidate their lists of approved vendors to companies that have a global reach, can achieve quality and delivery standards, have multiple product offerings, R&D capability, and can be competitive with their pricing. PAR believes that its global presence as a hospitality technology provider is an important competitive advantage as it allows the Company to provide innovative products, with significant delivery capability, globally to its multinational customers like McDonald's, Yum! Brands and Mandarin Oriental Hotel Group.

     In the fourth quarter of 2006 PAR acquired substantially all of the assets of SIVA Corporation, a privately held hospitality technology software company and a provider of web-based service oriented architected (SOA) software applications to the hospitality industry. The acquisition included all of SIVA's software and software technology as well as several existing contracts. During 2005 the Company acquired PixelPoint Technologies of Toronto, Ontario, Canada. PixelPoint designs software specifically for the table service segment of the restaurant industry and the Company views this business as a natural progression of the Company to be the dominant supplier of hospitality technology across several vertical industries.

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

     In 2006 the Company had significant new customer wins in the hospitality industry. Burger King Corporation named PAR as one of four approved technology vendors to their more than 11,000 restaurants. The Company rolled out hardware and software to the Corner Bakery organization that has nearly 100 restaurants. The Company was selected by CKE Restaurants as their in-store service provider and signed a multi-year contract with them. PAR also was named as a hardware provider to Cardinal Health and their roster of 3,200 independent pharmacies. In the hotel/resort business, PAR installed new property management systems at several leading resorts including Hamilton Island Resort in Australia, Lake Powell Resorts and the Sugarbush resort.

     Approximately 30% of the Company's revenues are generated in our Government Business segment. This segment is comprised of two subsidiaries: PAR Government Systems Corporation and Rome Research Corporation. Through these two government contractors, the Company provides I/T and communications support services to the U.S. Navy, Air Force and Army. In addition, PAR also offers its services to several non-military U.S. federal, state and local agencies. The Company provides applied technology services including radar, image and signal processing, logistics management systems and geospatial services and products. The Company's high Government performance rating allows the Company to continually secure repeat business and long-term client-vendor relationships with their contract customers. PAR can provide its clients the expertise necessary to facilitate and operate complex technical systems utilized by government agencies. In 2006 PAR was awarded several new contracts with the Department of Defense, including one with the Defense Finance and Accounting Service (DFAS) to provide I/T instruction and helpdesk services in support of the DFAS Wide Area Work Flow, Receipt and Acceptance program. PAR Logistics Management Systems signed marketing agreements with both Carrier Corporation and ThermoKing to provide tracking and monitoring services for commercial refrigerated containers.

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

Summary

     We believe we can continue to be successful in our two core business segments -Hospitality and Government - because of our focus and industry expertise. In addition, our operations will benefit from our efficient supply chain and economies of scale as we leverage our suppliers and distribution operations. We remain committed to streamlining our operations and improving our return on invested capital through a variety of initiatives.

     The following table sets forth the Company's revenues by reportable segment for the year ended December 31 (in thousands):

                               2006       2005       2004
                             --------   --------   --------
Revenues:
     Hospitality .........   $145,216   $149,457   $124,969
     Government ..........     63,451     56,182     49,915
                             --------   --------   --------
Total consolidated revenue   $208,667   $205,639   $174,884
                             ========   ========   ========

     The following discussion and analysis highlights items having a significant effect on operations during the three year period ended December 31, 2006. This discussion may not be indicative of future operations or earnings. It should be read in conjunction with the audited annual consolidated financial statements and notes thereto and other financial and statistical information included in this report.

Results of Operations  --  2006 Compared to 2005

     The Company reported revenues of $208.7 million for the year ended December 31, 2006, an increase of 1.5% from the $205.6 million reported for the year ended December 31, 2005. The Company's net income for the year ended December 31, 2006 was $5.7 million, or $.39 diluted net income per share, compared to net income of $9.4 million and $.64 per diluted share for the same period in 2005.

     Product revenues from the Company's Hospitality segment were $83.2 million for the year ended December 31, 2006, a decrease of 9% from the $91.1 million recorded in 2005. This decrease was due to a $9.2 million decline in domestic product sales primarily due to lower hardware sales to Hospitality customers. This drop in domestic revenue was partially offset by a $4.9 million increase in international product sales. This increase was the result of growth in sales to the Company's restaurant customers in Asia and Europe.

     Customer service revenues are also generated by the Company's Hospitality segment. The Company's service offerings include installation, software maintenance, training, twenty-four hour help desk support and various depot and on-site service options. Customer service revenues were $62 million for the year ended December 31, 2006, a 6% increase from $58.3 million reported for the same period in 2005. The Company experienced growth in its field service, software maintenance and depot repair revenues for its Hospitality customers due to expansion of the Company's customer base. This was partially offset by a decline in installation revenue due to the lower product revenue.

     Contract revenues from the Company's Government segment were $63.5 million for the year ended December 31, 2006, an increase of 13% when compared to the $56.2 million recorded in the same period in 2005. The primary factor contributing to the growth was a $3.4 million increase in applied technology contracts including the Company's work in providing technical assistance for the development of battle planning software used by the Air Force. Also, contributing was a $3 million increase in revenue from the Company's information technology outsourcing contracts for facility operations at critical U.S. Department of Defense telecommunication sites across the globe. These outsourcing operations provided by the Company directly support U.S. Navy, Air Force and Army operations as they seek to convert their military information technology communications facilities into contractor-run operations and to meet new requirements with contractor support.

     Product margins for the year ended December 31, 2006 were 42.4 %, an increase of 100 basis points from the 41.4% for the year ended December 31, 2005. This increase in margins was primarily attributable to an increase in software revenue in 2006 when compared to 2005.

     Customer Service margins were 25.2% for the year ended December 31, 2006 compared to 24.2% for the same period in 2005. This increase is due to lower material costs and an increase in software maintenance revenue.

     Contract margins were 7.2% for the year ended December 31, 2006 versus 6.7% for the same period in 2005. This increase is primarily due to higher margins on certain fixed price contracts and to a favorable cost share adjustment on the Company's Logistics Management Program. The most significant components of contract costs in 2006 and 2005 were labor and fringe benefits. For 2006, labor and fringe benefits were $45.9 million or 78% of contract costs compared to $39.4 million or 75% of contract costs for the same period in 2005.

     Selling, general and administrative expenses are virtually all related to the Company's Hospitality segment. Selling, general and administrative expenses for the year ended December 31, 2006 were $33.4 million, an increase of 8% from the $30.9 million expense for the same period in 2005. This increase was primarily due to a rise in sales and marketing expenses associated with restaurant products as the Company is planning for future growth including in international markets. The Company's 2005 acquisition of PixelPoint Technologies, Inc. also contributed to this increase. Other reasons for the expense growth include start up costs on a new customer service contract in 2006 and stock based compensation expense which was not required to be recognized in 2005.

     Research and development expenses relate primarily to the Company's Hospitality segment. Research and development expenses were $11.8 million for the year ended December 31, 2006, an increase of 26% from the $9.4 million recorded in 2005. The increase was primarily attributable to the Company's continued research and development in its hardware and software products for its restaurant, resort and spa customers. The increase also reflects the research and development expenses related to the SIVA acquisition in the fourth quarter of 2006 and to the PixelPoint acquisition in the fourth quarter of 2005.

     Amortization of identifiable intangible assets was $1.3 million for the year ended December 31, 2006 compared to $1 million for 2005. The increase is primarily due to amortization relating to the acquisition of PixelPoint Technologies, Inc. on October 4, 2005, and to the SIVA acquisition on November 2, 2006.

     Other income, net, was $617,000 for the year ended December 31, 2006 compared to $743,000 for the same period in 2005. Other income primarily includes rental income and foreign currency gains and losses. The decrease is primarily due to lower foreign currency gains in 2006 compared to 2005.

     Interest expense represents interest charged on the Company's short-term borrowing requirements from banks and from long-term debt. Interest expense was $734,000 for the year ended December 31, 2006 as compared to $287,000 in 2005. The Company experienced a higher borrowing interest rate and higher average borrowings in 2006 when compared to 2005.

     For the year ended December 31, 2006, the Company's effective income tax rate was 35.5%, compared to 36.2% in 2005. The variance from the federal statutory rate in 2006 and 2005 was primarily due to state income taxes, offset by benefits related to export sales as well as tax benefits related to domestic production activities.

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

     Customer Service revenues are also generated by the Company's Hospitality segment. The Company's service offerings include installation, training, twenty-four hour help desk support and various depot and on-site service options. Customer Service revenues were $58.3 million for the year ended December 31, 2005, an increase of 23% from the $47.5 million for the same period in 2004. This increase was due primarily to installation and software maintenance revenues associated with the Company's resort and spa customers. Additionally, the Company increased its field service and support center revenue for its restaurant customers by 14% or $2.8 million due to expansion of the Company's customer base. This was partially offset by a decline in installation revenue due to a greater number of customer's performing self-installation.

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

     Product margins for the year ended December 31, 2005 were 41.4%, an increase of 760 basis points from the 33.8% for the year ended December 31, 2004. This increase in margins was primarily attributable to higher software revenue. This software revenue was generated from the Company's resort, spa and restaurant customers. The increase was also due to a large integration project for a major customer in 2004 that involved lower margin peripheral hardware products. This project was substantially completed in 2005.

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


Liquidity and Capital Resources

     The Company's primary sources of liquidity have been cash flow from operations and lines of credit with various banks. Cash used in continuing operations was $3.6 million for the year ended December 31, 2006 compared to cash provided of $11.7 million for 2005. In 2006, cash was used to finance the growth in receivables and inventory. This was partially offset by cash generated from operating profits. In 2005, cash flow was generated primarily from operating profits, the tax benefit generated from the exercise of stock options and the timing of vendor payments for material purchases. This was partially offset by increases in accounts receivable and inventory.

     Cash used in investing activities was $7.8 million for the year ended December 31, 2006 versus $9.5 million for the same period in 2005. In 2006, capital expenditures were $1.2 million and were principally for manufacturing and information technology equipment. Capitalized software costs relating to software development of Hospitality segment products were $822,000 in 2006. In 2005, capital expenditures were $1.7 million and were primarily for manufacturing and research and development equipment. Capitalized software costs relating to software development of Hospitality segment products were $617,000 in 2005. In 2006, the Company used $5.8 million in cash for the acquisition of SIVA Corporation. In 2005, the Company used $7.2 million in cash for acquisitions, the majority of which was for PixelPoint Technologies.

     Cash provided by financing activities was $10.5 million for the year ended December 31, 2006 versus $5 million of cash used in 2005. In 2006, the Company increased its short-term borrowings by $4.2 million and increased its long-term debt by $5.9 million. This increase was principally due to debt incurred in connection with the acquisition of SIVA Corporation. The Company also benefited $352,000 from the exercise of employee stock options. In 2005, the Company reduced its short-term bank borrowings by $6.7 million and received $1.8 million from the exercise of employee stock options.

     The Company has an aggregate availability of $20,000,000 in unsecured bank lines of credit. One line totaling $12,500,000 bears interest at the bank borrowing rate (6.3% at December 31, 2006). The second line of $7,500,000 allows the Company, at its option, to borrow funds at the LIBOR rate plus the applicable interest rate spread or at the bank's prime lending rate (6.3% at December 31, 2006). These facilities contains certain loan covenants including a leverage ratio of not greater than 4 to 1 and a fixed charge coverage ratio of not less than 3.5 to 1. These lines expire in April 2009. The Company was in compliance with all loan covenants on December 31, 2006. At December 31, 2006 and 2005, there was $7,713,000 and $3,500,000 outstanding under these lines, respectively. The weighted average interest rate paid by the Company during 2006 was 6.6% and 5.6% during 2005.

     In 2006, the Company borrowed $6,000,000 under an unsecured term loan agreement with a bank in connection with the acquisition of SIVA Corporation. The loan provides for interest only payments in the first year and escalating principal payments through 2012. The loan bears interest at the LIBOR rate plus the applicable interest rate spread (6.3% at December 31, 2006).

     The Company has a $1,948,000 mortgage collateralized by certain real estate. The annual mortgage payment including interest totals $226,000. The mortgage bears interest at a fixed rate of 7% and matures in 2010.

     The Company's future principal payments under its term loan and mortgage are as follows (in thousands):

                        2007                   $   240
                        2008                       772
                        2009                     1,079
                        2010                     2,933
                        2011                     1,575
                        2012                     1,349
                                               -------
                                               $ 7,948
                                               =======

     The Company future minimum obligations under non-cancelable operating leases are as follows (in thousands):

                        2007                   $ 1,852
                        2008                     1,456
                        2009                     1,195
                        2010                       537
                        2011                       223
                        Thereafter                  89
                                               -------
                                               $ 5,352
                                               =======

     During fiscal year 2007, the Company anticipates that its capital requirements will be approximately $2 to $3 million. The Company does not usually enter into long term contracts with its major Hospitality segment customers. The Company commits to purchasing inventory from its suppliers based on a combination of internal forecasts and the actual orders from customers. This process, along with good relations with suppliers, minimizes the working capital investment required by the Company. Although the Company lists two major customers, McDonald's and Yum! Brands, it sells to hundreds of individual franchisees of these corporations, each of which is individually responsible for its own debts. These broadly made sales substantially reduce the impact on the Company's liquidity if one individual franchisee reduces the volume of its purchases from the Company in a given year. The Company, based on internal forecasts, believes its existing cash, line of credit facilities and its anticipated operating cash flow will be sufficient to meet its cash requirements through at least the next twelve months. However, the Company may be required, or could elect, to seek additional funding prior to that time. The Company's future capital requirements will depend on many factors including its rate of revenue growth, the timing and extent of spending to support product development efforts, expansion of sales and marketing, the timing of introductions of new products and enhancements to existing products, and market acceptance of its products. The Company cannot assure that additional equity or debt financing will be available on acceptable terms or at all. The Company's sources of liquidity beyond twelve months, in management's opinion, will be its cash balances on hand at that time, funds provided by operations, funds available through its lines of credit and the long-term credit facilities that it can arrange.


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

Revenue Recognition Policy

     The Company recognizes revenue generated by the Hospitality segment using the guidance from SEC Staff Accounting Bulletin (SAB) No. 104, "Revenue Recognition" and the AICPA Statement of Position (SOP) 97-2, "Software Revenue Recognition." Product revenues consist of sales of the Company's standard point-of-sale and property management systems of the Hospitality segment. Product revenues include both hardware and software sales. The Company also records service revenues relating to its standard point-of-sale and property management systems of the Hospitality segment.

     Hardware

     Revenue recognition on hardware sales occurs upon delivery to the customer site (or when shipped for systems that are not installed by the Company) as under SAB 104, persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectibility is reasonably assured.

     Software

     Revenue recognition on software sales generally occurs upon delivery to the customer site (or when shipped for systems that are not installed by the Company) as under SOP 97-2, persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectibility is reasonably assured. For software sales where the Company is the sole party that has the proprietary knowledge to install the software, revenue is recognized upon installation and when the system is ready to go live.

     Service

     Service revenue consists of installation and training services, support maintenance, and field and depot repair. Installation and training service revenue are based upon standard hourly/daily rates and revenue is recognized as the services are performed. Support maintenance and field and depot repair are provided to customers either on a time and materials basis or under a maintenance contract. Services provided on a time and materials basis are recognized as the services are performed. Service revenues from maintenance contracts are recognized ratably over the underlying contract period.

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

     Contracts

     The Company recognizes revenue in its Government segment using the guidance from SEC Staff Accounting Bulletin No. 104, Revenue Recognition. The Company's contract revenues generated by the Government segment result primarily from contract services performed for the U.S. Government under a variety of cost-plus fixed fee, time-and-material and fixed-price contracts. Revenue on cost-plus fixed fee contracts is recognized based on allowable costs for labor hours delivered, as well as other allowable costs plus the applicable fee. Revenue on time and material contracts is recognized by multiplying the number of direct labor hours delivered in the performance of the contract by the contract billing rates and adding other direct costs as incurred. Revenue from fixed-price contracts is recognized as labor hours are delivered which approximates the straight-line basis of the life of the contract. The Company's obligation under these contracts is to provide labor hours to conduct research or to staff facilities with no other deliverables or performance obligations. Anticipated losses on all contracts are recorded in full when identified. Unbilled accounts receivable are stated in the Company's consolidated financial statements at their estimated realizable value. Contract costs, including indirect expenses, are subject to audit and adjustment through negotiations between the Company and U.S. Government representatives.

Accounts Receivable-Allowance for Doubtful Accounts

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

Recent Accounting Pronouncements

     In November 2004, the Financial Accounting Standards Board (FASB) published SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. Statement 151 amends the guidance in Chapter 4, "Inventory Pricing" of ARB No. 43 and clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 requires that those items be recognized as current-period charges. SFAS 151 also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 was effective for inventory costs incurred during fiscal years beginning after June 15, 2005. SFAS 151 is effective for the Company's 2006 fiscal year and did not have a material impact on the Company's consolidated financial statements.

     FASB Interpretation 48 was issued in July 2006 to clarify the criteria for recognizing tax benefits under FASB Statement No. 109, Accounting for Income taxes. The Interpretation defines the threshold for recognizing the benefits of tax return positions in the financial statements as "more-likely-than-not" to be sustained by the taxing authority and will affect many companies' reported results and their disclosures of uncertain tax positions. The Interpretation does not prescribe the type of evidence required to support meeting the more-likely-than-not threshold, stating that it depends on the individual facts and circumstances. The benefit recognized for a tax position meeting the more-likely-than-not criterion is measured based on the largest benefit that is more than 50 percent likely to be realized. The measurement of the related benefit is determined by considering the probabilities of the amounts that could be realized upon ultimate settlement, assuming the taxing authority has full knowledge of all relevant facts and including expected negotiated settlements with the taxing authority. Interpretation 48 is effective as of the beginning of the first fiscal year beginning after December 15, 2006 (the Company's 2007 fiscal year). The Company does not expect this to have a material impact on the consolidated financial statements.

     In September 2006, the Securities and Exchange Commission released Staff Accounting Bulletin No. 108, "Considering the Effects Prior Period Year Misstatements When Quantifying Misstatements in Current Year Financial Statements," ("SAB 108"). SAB 108 provides interpretative guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 was effective for the Company in the fiscal year ended December 31, 2006. The adoption of SAB 108 did not impact the Company's results of operations and financial condition.

     In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"), which provides guidance for measuring the fair value of assets and liabilities, as well as requires expanded disclosures about fair value measurements. SFAS 157 indicates that fair value should be determined based on the assumptions marketplace participants would use in pricing the asset or liability, and provides additional guidelines to consider in determining the market-based measurement. The Company will be required to adopt SFAS 157 on January 1, 2008. The Company is currently evaluating the impact of adopting SFAS 157 on its consolidated financial statements.

     In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. SFAS 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The Company is currently assessing the impact of adopting SFAS 159 on its consolidated financial statements.


Item 7A. Quantitative and Qualitative Disclosures about Market Risk

INFLATION

     Inflation had little effect on revenues and related costs during 2006. Management anticipates that margins will be maintained at acceptable levels to minimize the affects of inflation, if any.

INTEREST RATES

     As of December 31, 2006, the Company has $5.9 million in variable long-term debt and $7.9 million in variable short-term debt. The Company believes that an adverse change in interest rates of 100 basis points would not have a material impact on our business, financial condition, results of operations or cash flows.

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


Item 8: Financial Statements and Supplementary Data

     The Company's 2006 Consolidated financial statements, together with the reports thereon of KPMG LLP dated March 15, 2007, are included elsewhere herein. See Item 15 for a list of Financial Statements.


Item 9A: Controls and Procedures

     1. Evaluation of Disclosure Controls and Procedures.

     Based on an evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d - 15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Annual Report on Form 10-K, conducted under the supervision of and with the participation of the Company's chief executive officer and chief financial officer, such officers have concluded that the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and are operating in an effective manner.

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

     PAR's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated framework. Based on its assessment, management believes that, as of December 31, 2006, the Company's internal control over financial reporting was effective based on those criteria. This evaluation excluded the internal control over financial reporting of SIVA Corporation ("SIVA") which the Company acquired on November 2, 2006. Management did not have adequate time to gather sufficient evidence about the design and operating effectiveness of internal control over financial reporting for SIVA from the date of acquisition through December 31, 2006; therefore, Management was not able to perform an evaluation with respect to the effectiveness of internal control over financial reporting for SIVA. As of December 31, 2006, the total assets, net revenues, and income before provision for income taxes of SIVA comprised 4.8%, .02%, and (6.9%), respectively, of the consolidated total assets, net revenues, and income from continuing operations before provision for income taxes of the Company.

     PAR's independent registered public accounting firm, KPMG LLP, has issued a report on the Company's assessment of its internal control over financial reporting. This report appears below.

     3. Attestation Report of Independent Registered Public Accounting Firm.


The Board of Directors and Shareholders
PAR Technology Corporation:

We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that PAR Technology Corporation and subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). PAR Technology Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, management's assessment that PAR Technology Corporation and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by COSO. Also, in our opinion, PAR Technology Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by COSO.

PAR Technology Corporation acquired SIVA Corporation on November 2, 2006, and management excluded from its assessment of the effectiveness of PAR Technology Corporation's internal control over financial reporting as of December 31, 2006, SIVA Corporation's internal control over financial reporting associated with total assets, net revenues, and income before provision for income taxes comprising 4.8%, .02%, and (6.9%), respectively, of the consolidated total assets, net revenues, and income before provision for income taxes of PAR Technology Corporation and subsidiaries as of and for the year ended December 31, 2006. Our audit of internal control over financial reporting of PAR Technology Corporation also excluded an evaluation of the internal control over financial reporting of SIVA Corporation.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of PAR Technology Corporation and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated March 15, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/KPMG LLP



Syracuse, New York
March 15, 2007


     4. Changes in internal controls. During the period covered by this Annual Report on Form 10-K, there were no changes in the Company's internal control over financial reporting (as defined in Rule 13 a-15(f)) that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B: Other Information.

     Reports on Form 8-K

          On October 26, 2006, PAR Technology Corporation furnished a report on Form 8-K pursuant to Item 2.02 (Results of Operations and Financial Condition) of that Form relating to its financial information for the quarter ended September 30, 2006, as presented in a press release October 26, 2006 and furnished thereto as an exhibit.

          On November 2, 2006, PAR Technology Corporation furnished a report on Form 8-K pursuant to Item 8.01 (Other Events) of that Form relating to the acquisition of substantially all of the assets of SIVA Corporation.

          On November 8, 2006, PAR Technology Corporation filed a Form 8-K pursuant to Item 2.01 (Completion of Acquisition or Disposition of Assets) and Item 9.01 (Financial Statements and Exhibits) of that Form relating to the acquisition of SIVA Corporation.

                                    PART III

Item 10: Directors, Executive Officers and Corporate Governance

The directors and executive officers of the Company and their respective ages and positions are:


        Name               Age              Position
-----------------------    ---  ------------------------------------------------

Dr. John W. Sammon, Jr.     67  Chairman, President and Chief Executive Officer,
                                PAR Technology Corporation

Charles A. Constantino      67  Executive Vice President and Director,
                                PAR Technology Corporation

Sangwoo Ahn                 68  Director, PAR Technology Corporation

Kevin R. Jost               52  Director, PAR Technology Corporation

Dr. Paul D. Nielsen         55  Director, PAR Technology Corporation

James A. Simms              47  Director, PAR Technology Corporation

Gregory T. Cortese          57  Chief Executive Officer & President,
                                ParTech, Inc., General Counsel and Secretary,
                                PAR Technology Corporation

Albert Lane, Jr.            65  President, PAR Government Systems Corporation
                                and Rome Research Corporation

Ronald J. Casciano          53  Vice President, Chief Financial Officer
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

     Dr. Paul D. Nielsen was appointed a Director of the Company in January, 2006. Mr. Nielsen has been Director and CEO of the Software Engineering Institute ("SEI") at Carnegie Mellon University since 2004.

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

     Mr. Ronald J. Casciano, CPA, was promoted to Vice President, Chief Financial Officer, Treasurer of PAR Technology Corporation in June, 1995.

Item 11: Executive Compensation

     The information required by this item will appear under the caption "Executive Compensation" in our 2007 definitive proxy statement for the annual meeting of stockholders in May 2007 and is incorporated herein by reference.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The information required by this item will appear under the caption "Security Ownership Of Management And Certain Beneficial Owners" in our 2007 definitive proxy statement for the annual meeting of stockholders in May 2007 and is incorporated herein by reference.

Item  13:  Certain   Relationships  and  Related   Transactions,   and  Director
Independence

     The information required by this item will appear under the caption "Executive Compensation" in our 2007 definitive proxy statement for the annual meeting of stockholders in May 2007 and is incorporated herein by reference.

Item 14: Principal Accounting Fees and Services

     The response to this item will appear under the caption "Principal Accountant Fees and Services" in our 2007 definitive proxy statement for the annual meeting of stockholders to be held in May 2007 and is incorporated herein by reference.

                                     PART IV

Item 15: Exhibits, Financial Statement Schedules



(a)  Documents filed as a part of the Form 10-K

     Financial Statements:
     ---------------------

     Report of Independent Registered Public Accounting Firm

     Consolidated Balance Sheets at December 31, 2006 and 2005

     Consolidated Statements of Income for the three years ended December 31, 2006

     Consolidated Statements of Comprehensive Income for the three years ended December 31, 2006

     Consolidated Statements of Changes in Shareholders' Equity for the three years ended December 31, 2006

     Consolidated Statements of Cash Flows for the three years ended December 31, 2006

     Notes to Consolidated Financial Statements



(b) Exhibits

     See list of exhibits.

             Report of Independent Registered Public Accounting Firm





The Board of Directors and Shareholders
PAR Technology Corporation:

We have audited the consolidated financial statements of PAR Technology Corporation and subsidiaries as of December 31, 2006 and 2005, and for each of the years in the three-year period ended December 31, 2006, as listed in the accompanying index. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PAR Technology Corporation and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006 in conformity with U.S. generally accepted accounting principles.

As discussed in notes 1 and 7 to the consolidated financial statements, effective January 1, 2006, the Company adopted the fair value method of accounting for stock-based compensation as required by Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of PAR Technology Corporation's internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2007 expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.

Our report dated March 15, 2007 on management's assessment of the effectiveness of internal control over financial reporting and the effectiveness of internal control over financial reporting as of December 31, 2006, contains an explanatory paragraph that states PAR Technology Corporation acquired SIVA Corporation on November 2, 2006, and management excluded from its assessment of the effectiveness of PAR Technology Corporation's internal control over financial reporting as of December 31, 2006, SIVA Corporation's internal control over financial reporting associated with total assets, net revenues, and income before provision for income taxes comprising 4.8%, 0.02%, and (6.9%), respectively, of the consolidated total assets, net revenues, and income before provision for income taxes of PAR Technology Corporation and subsidiaries as of and for the year ended December 31, 2006. Our audit of internal control over financial reporting of PAR Technology Corporation also excluded an evaluation of the internal control over financial reporting of SIVA Corporation.




/s/KPMG LLP


Syracuse, New York
March 15, 2007




                           PAR TECHNOLOGY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                                     December 31,
                                                               ----------------------
Assets                                                           2006           2005
                                                               ---------    ---------
Current assets:
     Cash and cash equivalents .............................   $   4,273    $   4,982
     Accounts receivable-net ...............................      46,791       40,781
     Inventories-net .......................................      35,948       29,562
     Income tax refunds ....................................       1,103          879
     Deferred income taxes .................................       5,139        5,690
     Other current assets ..................................       2,737        2,598
                                                               ---------    ---------
         Total current assets ..............................      95,991       84,492
Property, plant and equipment - net ........................       7,535        8,044
Goodwill ...................................................      25,734       20,622
Intangible assets - net ....................................      10,695        9,904
Other assets ...............................................       2,841        2,087
                                                               ---------    ---------
                                                               $ 142,796    $ 125,149
                                                               =========    =========
Liabilities and Shareholders' Equity
Current liabilities:
     Current portion of long-term debt .....................   $     240    $      76
     Borrowings under lines of credit ......................       7,713        3,500
     Accounts payable ......................................      12,470       12,703
     Accrued salaries and benefits .........................       8,279        9,725
     Accrued expenses ......................................       1,861        2,352
     Customer deposits .....................................       3,656        3,973
     Deferred service revenue ..............................      12,254       11,332
                                                               ---------    ---------
         Total current liabilities .........................      46,473       43,661
                                                               ---------    ---------
Long-term debt .............................................       7,708        1,948
                                                               ---------    ---------
Deferred income taxes ......................................         653          201
                                                               ---------    ---------
Other long-term liabilities ................................       1,879          847
                                                               ---------    ---------
Commitments and contingent liabilities
Shareholders' Equity:
     Preferred stock, $.02 par value,
       1,000,000 shares authorized .........................        --           --
     Common stock, $.02 par value,
       29,000,000 shares authorized;
       15,980,486 and 15,914,958 shares issued;
       14,327,731 and 14,136,654 outstanding ...............         320          318
     Capital in excess of par value ........................      38,602       37,271
     Retained earnings .....................................      53,159       47,442
     Accumulated other comprehensive loss ..................        (489)        (611)
     Treasury stock, at cost, 1,652,755 and 1,778,304 shares      (5,509)      (5,928)
                                                               ---------    ---------
         Total shareholders' equity ........................      86,083       78,492
                                                               ---------    ---------
                                                               $ 142,796    $ 125,149
                                                               =========    =========

See accompanying notes to consolidated financial statements




                           PAR TECHNOLOGY CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)

                                                             Year ended December 31,
                                                      -----------------------------------
                                                         2006         2005         2004
                                                      ---------    ---------    ---------
Net revenues:
     Product ......................................   $  83,237    $  91,130    $  77,503
     Service ......................................      61,979       58,327       47,466
     Contract .....................................      63,451       56,182       49,915
                                                      ---------    ---------    ---------
                                                        208,667      205,639      174,884
                                                      ---------    ---------    ---------
Costs of sales:
     Product ......................................      47,925       53,443       51,287
     Service ......................................      46,338       44,205       39,769
     Contract .....................................      58,895       52,405       46,682
                                                      ---------    ---------    ---------
                                                        153,158      150,053      137,738
                                                      ---------    ---------    ---------

           Gross margin ...........................      55,509       55,586       37,146
                                                      ---------    ---------    ---------
Operating expenses:
     Selling, general and administrative ..........      33,440       30,867       22,106
     Research and development .....................      11,802        9,355        6,270
     Amortization of identifiable intangible assets       1,283        1,030          245
                                                      ---------    ---------    ---------
                                                         46,525       41,252       28,621
                                                      ---------    ---------    ---------
Operating income ..................................       8,984       14,334        8,525
Other income, net .................................         617          743        1,134
Interest expense ..................................        (734)        (287)        (295)
                                                      ---------    ---------    ---------

Income before provision for income taxes ..........       8,867       14,790        9,364
Provision for income taxes ........................      (3,146)      (5,358)      (3,729)
                                                      ---------    ---------    ---------
Net income ........................................   $   5,721    $   9,432    $   5,635
                                                      =========    =========    =========

Earnings per share
     Basic ........................................   $     .40    $     .68    $     .43
     Diluted ......................................   $     .39    $     .64    $     .41

Weighted average shares outstanding
     Basic ........................................      14,193       13,792       13,044
                                                      =========    =========    =========
     Diluted ......................................      14,752       14,648       13,845
                                                      =========    =========    =========





See accompanying notes to consolidated financial statements

                           PAR TECHNOLOGY CORPORATION
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (in thousands)

                                                     Year ended December 31,
                                                 ----------------------------
                                                   2006      2005       2004
                                                 -------   --------  --------

Net income ...................................   $ 5,721   $ 9,432    $ 5,635
Other comprehensive income (loss), net of tax:
     Foreign currency translation adjustments        122      (430)      (138)
                                                 -------   -------    -------
Comprehensive income .........................   $ 5,843   $ 9,002    $ 5,497
                                                 =======   =======    =======










See accompanying notes to consolidated financial statements



                           PAR TECHNOLOGY CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                     Accumulated
                                                            Capital in                  Other                              Total
                                         Common Stock        excess of    Retained    Comprehensive  Treasury Stock   Shareholders'
                                         ------------                                                ---------------  -------------
(in thousands)                      Shares        Amount     Par Value    Earnings   Income (Loss)   Shares    Amount     Equity
                                    ------        ------     ---------    --------   ------------    ------    ------     ------
Balances at
   December 31, 2003                  14,949    $   299      $  29,661   $  32,375   $       (43)     (2,116) $ (7,053)  $  55,239
Net income                                                                   5,635                                           5,635
Issuance of common stock upon the
  exercise of stock options,
  net of tax benefit of $364             260          5            948                                                         953
Issuance of treasury stock for
  business acquisition                                             850                                   310     1,035       1,885
Translation adjustments, net of tax
  benefit of $111                                                                           (138)                             (138)
                                    --------    -------      ---------   ---------   -----------   ---------  --------   ---------
Balances at
   December 31, 2004                  15,209        304         31,459      38,010          (181)     (1,806)   (6,018)     63,574

Net income                                                                   9,432                                           9,432
Issuance of common stock upon the
  exercise of stock options,
  net of tax benefit of $3,545           706         14          5,360                                                       5,374
Issuance of treasury stock for
  business acquisition                                             452                                    28        90         542
Translation adjustments, net of tax
  benefit of $263                                                                           (430)                             (430)
                                    --------    -------      ---------   ---------   -----------   ---------  --------   ---------
Balances at
   December 31, 2005                  15,915        318         37,271      47,442          (611)     (1,778)   (5,928)     78,492

Net income                                                                   5,721                                           5,721
Issuance of common stock upon the
  exercise of stock options,
  net of tax benefit of $173              47          2            350                                                         352
Issuance of treasury stock for
    business acquisition                                           647                                   125       419       1,066
Issuance of restricted stock awards       18
Cash in lieu of fractional shares on
  stock split                                                                   (4)                                             (4)
Equity based compensation                                          334                                                         334
Translation adjustments, net of tax
  benefit of $86                                                                             122                               122
                                    --------    -------      ---------   ---------   -----------   ---------  --------   ---------
Balances at
   December 31, 2006                  15,980    $   320      $  38,602   $  53,159   $      (489)     (1,653) $ (5,509)  $  86,083
                                    ========    =======      =========   =========   ===========   =========  ========   =========








See accompanying notes to consolidated financial statements




                           PAR TECHNOLOGY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                                                             Year ended December 31,
                                                                ------------------------------------------------
                                                                     2006             2005              2004
                                                                -------------     -------------    -------------
Cash flows from operating activities:
   Net income                                                   $       5,721     $       9,432         $  5,635
   Adjustments to reconcile net income to net
     cash provided by (used in) operating activities:
      Depreciation and amortization                                     3,884             3,755            2,812
      Provision for bad debts                                             849             1,063              689
      Provision for obsolete inventory                                  1,922             3,942            4,007
      Equity based compensation                                           334               --                --
      Excess tax benefit of stock option exercises                         --             3,545              364
      Deferred income tax                                                 916             1,213            3,014
      Changes in operating assets and liabilities:
        Accounts receivable                                            (6,846)           (9,101)             246
        Inventories                                                    (8,308)           (6,419)           1,046
        Income tax refunds                                               (224)             (879)              --
        Other current assets                                             (139)              132              178
        Other assets                                                     (754)             (756)            (825)
        Accounts payable                                                 (496)            2,704              571
        Accrued salaries and benefits                                  (1,446)            1,653            2,119
        Accrued expenses                                                 (491)             (831)             (43)
        Customer deposits                                                (317)             (888)            (132)
        Deferred service revenue                                          813             2,249               42
        Other long-term liabilities                                     1,032               847               --
                                                                -------------     -------------    --------------
         Net cash provided by (used in) continuing
          operating activities                                         (3,550)           11,661           19,723
         Net cash used in discontinued operations                          --              (174)            (235)
                                                                -------------     -------------    -------------
         Net cash provided by (used in)
          operating activities                                         (3,550)           11,487           19,488
                                                                -------------     -------------    -------------
Cash flows from investing activities:
   Capital expenditures                                                (1,189)           (1,682)          (1,598)
   Capitalization of software costs                                      (822)             (617)            (804)
   Business acquisitions, net of cash acquired                         (5,827)           (7,223)         (13,364)
                                                                -------------     -------------    -------------
Net cash used in investing activities                                  (7,838)           (9,522)         (15,766)
                                                                -------------     -------------    -------------
Cash flows from financing activities:
   Net borrowings (payments) under
     line-of-credit agreements                                          4,213            (6,746)           3,257
   Proceeds from long-term debt                                         6,000                --               --
   Payments of long-term debt                                             (76)              (71)             (86)
   Proceeds from the exercise of stock options                            179             1,830              585
   Excess tax benefit of stock option exercises                           173                --               --
   Cash dividend in lieu of fractional shares
     on stock split                                                        (4)               --               --
                                                                --------------    --------------   -------------
         Net cash provided by (used in)
         financing activities                                          10,485            (4,987)           3,756
                                                                -------------     -------------    -------------

                           PAR TECHNOLOGY CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                 (in thousands)

                                                  Year ended December 31,
                                              -----------------------------
                                                 2006      2005       2004
                                              -------    -------    -------

Effect of exchange rate changes on cash and
  cash equivalents ........................       194       (692)      (249)
                                              -------    -------    -------
Net increase (decrease) in cash
  and cash equivalents ....................      (709)    (3,714)     7,229
Cash and cash equivalents at
  beginning of year .......................     4,982      8,696      1,467
                                              -------    -------    -------
Cash and cash equivalents at
  end of year .............................   $ 4,273    $ 4,982    $ 8,696
                                              =======    =======    =======



Supplemental  disclosures  of cash flow  information:

    Cash paid during the year for:

         Interest                             $   687    $   304    $   280
         Income taxes, net of refunds           2,237      1,586        537


Supplemental disclosures of non-cash financing and investing activities:

     See non-cash financing and investing activities related to the Company's business acquisitions as summarized in Note 2.





See accompanying notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 -- Summary of Significant Accounting Policies

Basis of consolidation

     The consolidated financial statements include the accounts of PAR Technology Corporation and its subsidiaries (ParTech, Inc., PAR Springer-Miller Systems, Inc., PixelPoint ULC, Par-Siva Corporation, PAR Government Systems Corporation, Rome Research Corporation and Ausable Solutions, Inc.), collectively referred to as the "Company." All significant intercompany transactions have been eliminated in consolidation.

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

     Hardware

     Revenue recognition on hardware sales occurs upon delivery to the customer site (or when shipped for systems that are not installed by the Company) as under SAB 104, persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectibility is reasonably assured.

     Sofware

     Revenue recognition on software sales generally occurs upon delivery to the customer site (or when shipped for systems that are not installed by the Company) as under SOP 97-2, persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectibility is reasonably assured. For software sales where the Company is the sole party that has the proprietary knowledge to install the software, revenue is recognized upon installation and when the system is ready to go live.

     Service

     Service revenue consists of installation and training services, support maintenance, and field and depot repair. Installation and training service revenue are based upon standard hourly/daily rates and revenue is recognized as the services are performed. Support maintenance and field and depot repair are provided to customers either on a time and materials basis or under a maintenance contract. Services provided on a time and materials basis are recognized as the services are performed. Service revenues from maintenance contracts are recognized ratably over the underlying contract period.

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

     Contracts

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

 Other assets

     Other assets consist of cash surrender value of life insurance related to the Company's Deferred Compensation Plan.

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

Other long-term liabilities

     Other long-term liabilities relates to the Company's deferred compensation. In 2004, other long-term liabilities consisted of an obligation owed to a third party as a result of the acquisition of Springer-Miller Systems, Inc. Based on the provisions of the purchase agreement, this $820,000 liability did not come to fruition and was properly adjusted as a reduction to goodwill in 2005.

 Foreign currency

     The assets and liabilities for the Company's international operations are translated into U.S. dollars using year-end exchange rates. Income statement items are translated at average exchange rates prevailing during the year. The resulting translation adjustments are recorded as a separate component of shareholders' equity under the heading Accumulated Other Comprehensive Loss. Exchange gains and losses on intercompany balances of a long-term investment nature are also recorded as a translation adjustment and are included in Accumulated Other Comprehensive Income (Loss). Foreign currency transaction gains and losses are included in net income.

Other income

     The components of other income for the three years ending December 31 are as follows:

                                       Year ended December 31,
                                            (in thousands)
                                 --------------------------------------
                                    2006           2005          2004
                                 --------       --------       --------

Currency gains .............      $   76         $  186         $  502
Rental income-net ..........         320            320            349
Other ......................         221            237            283
                                  ------         ------         ------
                                  $  617         $  743         $1,134
                                  ======         ======         ======

Identifiable intangible assets

     The Company capitalizes certain costs related to the development of computer software used in its Hospitality products segment under the requirements of Statement of Financial Accounting Standards (SFAS) No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed". Software development costs incurred prior to establishing technological feasibility are charged to operations and included in research and development costs. Software development costs incurred after establishing feasibility are capitalized and amortized on a product-by-product basis when the product is available for general release to customers. Annual amortization, charged to cost of sales, is computed using the straight-line method over the remaining estimated economic life of the product, generally three years. Amortization of capitalized software costs amounted to $ 680,000, $834,000 and $996,000 in 2006, 2005, and 2004, respectively.

     The Company acquired identifiable intangible assets in connection with its acquisitions in 2006, 2005 and 2004. Amortization of identifiable intangible assets amounted to $1,283,000 in 2006, $1,030,000 in 2005 and $245,000 in 2004.
See Note 2 for additional details.

     The components of identifiable intangible assets are:

                                    Year ended December 31,
                                        (in thousands)
                                      2006          2005
                                  ----------     ----------
Software costs ..............      $  6,363       $  5,655
Customer relationships ......         4,393          3,744
Trademarks (non-amortizable)          2,694          2,444
Other .......................           578            578
                                   --------       --------
                                     14,028         12,421
Less accumulated amortization        (3,333)        (2,517)
                                   --------       --------
                                   $ 10,695       $  9,904
                                   ========       ========


     The future amortization of these intangible assets is as follows (in thousands):

                  2007                 $  2,266
                  2008                    1,923
                  2009                    1,619
                  2010                      942
                  2011                      848
                  Thereafter                403
                                       --------
                                       $  8,001
                                       ========

     The Company has elected to test for impairment of identifiable intangible assets during the fourth quarter of its fiscal year. There was no impairment of identifiable intangible assets in 2006, 2005 and 2004.

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

Stock-based compensation

     Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123R Share-Based Payment (SFAS 123R) on a modified prospective basis. This standard requires the Company to measure the cost of employee services received in exchange for equity awards based on the grant date fair value of the awards. The cost is recognized as compensation expense over the vesting period of the awards. Total compensation expense included in operating expenses for 2006 was $334,000. Prior to adopting SFAS 123R on January 1, 2006, the Company's equity based employee compensation awards were accounted for under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.

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

     The  following  is  a   reconciliation   of  the  weighted  average  shares
outstanding for the basic and diluted EPS computations (in thousands, except share and per share data):

                                                      2006         2005         2004
                                                     -------     --------      -------
Net income ....................................      $ 5,721      $ 9,432      $ 5,635
                                                     =======      =======      =======
Basic:
     Shares outstanding at beginning of year ..       14,137       13,403       12,833
     Weighted shares issued during the year ...           56          389          211
                                                     -------      -------      -------
     Weighted average common shares, basic ....       14,193       13,792       13,044
                                                     =======      =======      =======
          Earnings per common share, basic ....      $   .40      $   .68      $   .43
                                                     =======      =======      =======
Diluted:
     Weighted average common shares, basic ....       14,193       13,792       13,044
     Dilutive impact of stock options .........          557          856          801
     Dilutive impact of restricted stock awards            2           --           --
                                                     -------      -------      -------

     Weighted average common shares, diluted ..       14,752       14,648       13,845
                                                     =======      =======      =======
     Earnings per common share, diluted .......      $   .39      $   .64      $   .41
                                                     =======      =======      =======


     At December 31, 2006 there were 70,500 anti-dilutive stock options outstanding. At December 31, 2005 and 2004, there were no anti-dilutive stock options outstanding.


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

Goodwill

     Goodwill represents the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed. Following Financial Accounting Standards Board issuance of Statement of
Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets", (SFAS 142), the Company tests all goodwill for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. The Company has elected to annually test for impairment in the fourth quarter of its fiscal year. There was no impairment of goodwill in 2006, 2005 or 2004.

     The following table reflects the changes in goodwill during the year (in thousands):


                                                       Year ended December 31,
                                                       -----------------------
                                                 2006           2005            2004
                                               -------        -------         -------

Balance at beginning of year ............      $ 20,622       $ 15,379       $    598
Acquisition of businesses during the year         4,843          6,075         14,781
Purchase accounting adjustment related to
  prior year acquisition ................           (15)          (820)            --
Contingent purchase price earned on prior
  year acquisitions .....................           278             --             --
Change in foreign exchange rates during
  the period ............................             6            (12)            --
                                               --------       --------       --------
Balance at end of year ..................      $ 25,734       $ 20,622       $ 15,379
                                               ========       ========       ========


Accounting for impairment or disposal of long-lived assets

     In accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," we evaluate the accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. SFAS 144 requires recognition of impairment of long-lived assets or asset groups if the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to such assets. If the carrying value of a long-lived asset or asset group is considered impaired, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset or asset group for assets to be held and used, or the amount by which the carrying value exceeds the fair market value less cost to dispose for assets to be disposed. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. No impairment was identified during 2006, 2005 or 2004.

Reclassifications

     Amounts in prior years' consolidated financial statements are reclassified whenever necessary to conform with the current year's presentation.

New accounting pronouncements

     In November 2004, the Financial Accounting Standards Board (FASB) published SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. Statement 151 amends the guidance in Chapter 4, "Inventory Pricing" of ARB No. 43 and clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 requires that those items be recognized as current-period charges. SFAS 151 also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 was effective for inventory costs incurred during fiscal years beginning after June 15, 2005. SFAS 151 is effective for the Company's 2006 fiscal year and did not have a material impact on the Company's consolidated financial statements.

     FASB Interpretation 48 was issued in July 2006 to clarify the criteria for recognizing tax benefits under FASB Statement No. 109, Accounting for Income taxes. The Interpretation defines the threshold for recognizing the benefits of tax return positions in the financial statements as "more-likely-than-not" to be sustained by the taxing authority and will affect many companies' reported results and their disclosures of uncertain tax positions. The Interpretation does not prescribe the type of evidence required to support meeting the more-likely-than-not threshold, stating that it depends on the individual facts and circumstances. The benefit recognized for a tax position meeting the more-likely-than-not criterion is measured based on the largest benefit that is more than 50 percent likely to be realized. The measurement of the related benefit is determined by considering the probabilities of the amounts that could be realized upon ultimate settlement, assuming the taxing authority has full knowledge of all relevant facts and including expected negotiated settlements with the taxing authority. Interpretation 48 is effective as of the beginning of the first fiscal year beginning after December 15, 2006 (the Company's 2007 fiscal year). The Company does not expect this to have a material impact on the consolidated financial statements.

     In September 2006, the Securities and Exchange Commission released Staff Accounting Bulletin No. 108, "Considering the Effects Prior Period Year Misstatements When Quantifying Misstatements in Current Year Financial Statements," ("SAB 108"). SAB 108 provides interpretative guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 was effective for the Company in the fiscal year ended December 31, 2006. The adoption of SAB 108 did not impact the Company's results of operations and financial condition.

     In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"), which provides guidance for measuring the fair value of assets and liabilities, as well as requires expanded disclosures about fair value measurements. SFAS 157 indicates that fair value should be determined based on the assumptions marketplace participants would use in pricing the asset or liability, and provides additional guidelines to consider in determining the market-based measurement. The Company will be required to adopt SFAS 157 on January 1, 2008. The Company is currently evaluating the impact of adopting SFAS 157 on its consolidated financial statements.

     In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. SFAS 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The Company is currently assessing the impact of adopting SFAS 159 on its consolidated financial statements.

Note 2 -- Business Acquisitions


     On November 2, 2006, PAR Technology Corporation (the "Company") and its wholly owned subsidiary, Par-Siva Corporation (f/k/a PAR Vision Systems Corporation) (the "Subsidiary") acquired substantially all of the assets and assumed certain liabilities of SIVA Corporation ("SIVA"). The purchase price of the assets was approximately $6.9 million including estimated acquisition costs of approximately $177,000. The purchase price consisted of $1.1 million worth of PAR common stock (125,549 shares of PAR Technology Corporation common stock issued out of treasury) and the remainder in cash. The agreement provides for additional contingent purchase price payments based on certain sales based milestones and other conditions. SIVA, based in Delray Beach, Florida, is a developer of software solutions for multi-unit restaurant operations.

     On October 4, 2005, the Company and its newly formed, wholly-owned Canadian subsidiary, PixelPoint, ULC (the Canadian Subsidiary), completed their acquisition of PixelPoint Technologies, Inc. (PixelPoint) pursuant to which the Canadian Subsidiary acquired all of the stock of PixelPoint. The purchase price was $7.5 million and consisted of $542,000 in Company common stock (27,210 shares of PAR Technology Corporation common stock issued out of treasury) a promissory note for $671,000 and the remainder in cash. The Company also incurred $344,000 in direct acquisition costs relating to this purchase. The purchase price is also subject to price contingencies based upon future revenue performance against certain established targets. In 2006, $218,000 was earned based on achievement of these targets. Located in suburban Toronto, Ontario, PixelPoint Technologies, Inc. is a supplier of hospitality solutions to full-service restaurants around the globe.

     On December 6, 2005, the Company also acquired C(3)I Associates (C(3)I), a Government technology services business. The Company paid $589,000 in cash and assumed certain liabilities. The purchase price is also subject to price contingencies based upon future revenue performance against certain established targets. In 2006, $60,000 was earned based on achievement of these targets.

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


                                               2006               2005               2004
                                            ---------   ----------------------     --------
           (in thousands)                     SIVA      PixelPoint     C(3)I         PSMS
            ------------                    --------    ----------    --------     --------

Cash and cash equivalents .............      $    --      $    32      $    --      $ 3,227
Other current assets ..................           13          185            8        2,298
Property, plant and equipment .........          223          122           --          858
Other assets ..........................           --          671           --           --
Intangible assets .....................        1,924        1,634          290        7,900
Goodwill ..............................        4,843        5,539          536       14,781
                                             -------      -------      -------      -------
Total assets acquired .................      $ 7,003      $ 8,183          834       29,064
                                             =======      =======      =======      =======

Deferred revenues and customer deposits          110         --           --          8,087
Other current liabilities .............         --            303          245        1,681
 Long-term liabilities ................         --           --           --            820
                                             -------      -------      -------      -------
Total liabilities assumed .............          110          303          245       10,588
                                             -------      -------      -------      -------
Purchase price, including
  acquisition related costs ...........      $ 6,893      $ 7,880      $   589      $18,476
                                             =======      =======      =======      =======

     The identifiable intangible assets acquired and their estimated useful lives (based on third party valuation) are as follows:



(in thousands)               SIVA      PixelPoint      C(3)I           PSMS      Useful Life
--------------               ----      ----------      -----           ----      -----------

Software costs .......      $1,025      $  258      $   --      $ 2,800      5 Years

Customer relationships         649         774         270        2,700      5 - 8 Years

Trademarks ...........         250         344          --        2,100      Indefinite

Others ...............        --           258          20          300      3 - 7 Years
                            ------      ------      ------      -------
                            $1,924      $1,634      $  290      $ 7,900
                            ======      ======      ======      =======

     On an unaudited proforma basis, assuming the completed acquisitions had occurred as of the beginning of the periods presented, the consolidated results of the Company would have been as follows (in thousands, except per share amounts):


                                         Year ended December 31,
                         ----------------------------------------------------
                              2006                2005               2004
                         --------------      -------------      -------------

Revenues ..........      $      209,723      $      209,515      $   191,658
                         ==============      ==============      ===========
Net income ........      $        2,743      $        6,139      $     3,306
                         ==============      ==============      ===========
Earnings per share:
     Basic ........      $          .19      $          .44      $       .25
                         ==============      ==============      ===========
     Diluted ......      $          .18      $          .41      $       .23
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

Note 3 -- Accounts Receivable

     The Company's net accounts receivable consist of:

                                                   December 31,
                                                   (in thousands)
                                           -----------------------------
                                              2006               2005
                                           ----------          ---------
Government segment:
     Billed .........................       $  9,076            $  8,222
     Advanced billings ..............         (1,465)             (2,251)
                                            --------            --------
                                               7,611               5,971
                                            --------            --------
Hospitality segment:
Accounts receivable - net ...........         39,180              34,810
                                            --------            --------
                                            $ 46,791            $ 40,781
                                            ========            ========


     At December 31, 2006 and 2005, the Company had recorded allowances for doubtful accounts of $1,850,000 and $1,748,000, respectively, against Hospitality accounts receivable. Write-offs of accounts receivable during fiscal years 2006 and 2005 were $747,000 and $1,614,000, respectively.

Note 4 -- Inventories

     Inventories are used primarily in the manufacture, maintenance, and service of Hospitality systems. Inventories are net of related reserves. The components of inventories-net are:


                                                   December 31,
                                                   (in thousands)
                                            -------------------------
                                              2006             2005
                                            --------        ---------

Finished goods ....................         $ 9,533          $ 7,217
Work in process ...................           1,667            1,874
Component parts ...................           7,119            4,693
Service parts .....................          17,629           15,778
                                            -------          -------
                                            $35,948          $29,562
                                            =======          =======

     The Company records reserves for shrinkage and excess and obsolete inventory. At December 31, 2006 and 2005, these amounts were $3,658,000 and $4,189,000, respectively. Write-offs of inventories during fiscal years 2006 and 2005 were $2,453,000 and $3,735,000, respectively.

Note 5 -- Property, Plant and Equipment

     The components of property, plant and equipment are:

                                          December 31,
                                         (in thousands)
                                   ------------------------
                                      2006           2005
                                   --------       ---------

Land ........................      $    253       $    253
Buildings and improvements ..         5,669          5,632
Rental property .............         5,490          5,426
Furniture and equipment .....        18,264         19,013
                                   --------       --------
                                     29,676         30,324
Less accumulated depreciation
 and amortization ...........       (22,141)       (22,280)
                                   --------       --------
                                   $  7,535       $  8,044
                                   ========       ========


     The estimated useful lives of buildings and improvements and rental property are twenty to twenty-five years. The estimated useful lives of furniture and equipment ranges from three to eight years. Depreciation expense recorded was $1,921,000, $1,883,000 and $1,571,000 for 2006, 2005 and 2004,
respectively.

     The Company leases a portion of its headquarters facility to various tenants. Rent received from these leases totaled $1,129,000, $1,038,000 and $1,104,000 for 2006, 2005 and 2004, respectively.

     Future minimum rent payments due to the Company under these leases are as follows (in thousands):


                    2007                      $     893
                    2008                            792
                    2009                            242
                    2010                            242
                    2011                            182
                    Thereafter                       --
                                              ---------
                                              $   2,351
                                              =========


     The Company leases office space under various operating leases. Rental expense on these operating leases was approximately $2,559,000, $2,138,000 and $1,527,000 for 2006, 2005, and 2004, respectively.

     Future minimum lease payments under all noncancelable operating leases are (in thousands):

                     2007                     $   1,852
                     2008                         1,456
                     2009                         1,195
                     2010                           537
                     2011                           223
                     Thereafter                      89
                                              ---------
                                              $   5,352
                                              =========

Note 6 -- Debt

     The Company has an aggregate availability of $20,000,000 in unsecured bank lines of credit. One line totaling $12,500,000 bears interest at the bank borrowing rate (6.3% at December 31, 2006). The second line of $7,500,000 allows the Company, at its option, to borrow funds at the LIBOR rate plus the applicable interest rate spread or at the bank's prime lending rate (6.3% at December 31, 2006). These facilities contains certain loan covenants including a leverage ratio of not greater than 4 to 1 and a fixed charge coverage ratio of not less than 3.5 to 1. These lines expire in April 2009. The Company was in compliance with all loan covenants on December 31, 2006. At December 31, 2006 and 2005, there was $7,713,000 and $3,500,000 outstanding under these lines, respectively. The weighted average interest rate paid by the Company during 2006 was 6.6% and 5.6% during 2005.

     In 2006, the Company borrowed $6,000,000 under an unsecured term loan agreement with a bank in connection with the acquisition of SIVA Corporation. The loan provides for interest only payments in the first year and escalating principal payments through 2012. The loan bears interest at the LIBOR rate plus applicable interest rate spread (6.3% at December 31, 2006).

     The Company has a $1,948,000 mortgage collateralized by certain real estate. The annual mortgage payment including interest totals $226,000. The mortgage bears interest at a fixed rate of 7% and matures in 2010. The Company's future principal payments under its term loan and mortgage are as follows (in thousands):

                    2007                   $    240
                    2008                        772
                    2009                      1,079
                    2010                      2,933
                    2011                      1,575
                    2012                      1,349
                    Thereafter                   --
                                           --------
                                           $  7,948
                                           ========

Note 7 -- Stock based compensation

     Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123R Share-Based Payment (SFAS 123R) on a modified prospective basis. This standard requires the Company to measure the cost of employee services received in exchange for equity awards based on the grant date fair value of the awards. The cost is recognized as compensation expense over the vesting period of the awards. Total stock-based compensation expense included in selling, general and administrative expense for the year ended December 31, 2006 was $334,000. This amount includes $20,000 related to restricted stock awards. As a result of the adoption of SFAS 123R, both operating income and income before taxes for the year ended December 31, 2006 were reduced by $334,000. Net income was reduced by $310,000 or $0.02 per basic and diluted share. No compensation expense has been capitalized during the fiscal year 2006.

     Prior to adopting SFAS 123R on January 1, 2006, the Company's equity based employee compensation awards were accounted for under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. For the year ended December 31, 2005 and 2004, no equity option based employee compensation cost is reflected in net income, as all options granted under the Company's stock option plans had an exercise price equal to the underlying common stock price on the date of grant. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions to equity based employee compensation (in thousands, except per share data):


                                                    2005             2004
                                                 ---------        ---------

     Net income                                  $   9,432        $   5,635
     Compensation expense, net of tax                 (410)            (354)
                                                 ---------        ---------
     Proforma net income                         $   9,022        $   5,281
                                                 =========        =========

Earnings per share:
     As reported --   Basic                      $     .68         $    .43
                   -- Diluted                    $     .64         $    .41

     Proforma      -- Basic                      $     .65         $    .40
                   -- Diluted                    $     .62         $    .38


     In 2005, the Company's 1995 Stock Option plan expired. The 2005 Equity Incentive Plan was approved by the shareholders at the Company's 2006 Annual Meeting. The Company has reserved 1,000,000 shares under its 2005 Equity Incentive Plan. Stock options under this Plan may be incentive stock options or nonqualified stock options. The Plan also provides for restricted stock awards. Stock options are nontransferable other than upon death. Option grants generally vest over a one to five year period after the grant and typically expire ten years after the date of the grant.

     Information with respect to this plan is as follows:


                                                     Weighted       Aggregate
                                     No. of Shares    Average    Intrinsic Value
                                    (in thousands) Exercise Price (in thousands)
                                   --------------  -------------- --------------

Outstanding at December 31, 2005       1,037          $  4.03         $15,008
     Options granted                     165             9.05
     Exercised                           (47)            3.74
     Forfeited and cancelled             (16)           14.71
                                      ------          -------
Outstanding at December 31, 2006       1,139          $  4.62         $ 5,012
                                      ======          =======         =======
Vested and expected to vest
     at December 31, 2006              1,123          $  4.57         $ 4,998
                                      ======          =======         =======
Total shares exercisable
     as of December 31, 2006             763          $  3.22         $ 4,423
                                      ======          =======         =======
Shares remaining
     available for grant                 832
                                      ======


     The weighted average grant date fair value of options granted during the years 2006, 2005 and 2004 was $3.69, $4.78 and $2.85, respectively. The total intrinsic value of options exercised during the years ended December 31, 2006, 2005 and 2004 was $670,000, $10,310,000 and $1,259,000, respectively. The fair value of options at the date of the grant was estimated using the Black-Scholes model with the following assumptions for the respective period ending December 31:

                                                   2006        2005        2004
                                                ----------   --------  ---------

Expected option life .........................   4.5 years    5 years   5 years
Weighted average risk-free interest rate .....   4.6%         3.5%      3.2%
Weighted average expected volatility .........   50%          43%       42%
Expected dividend yield ......................   0%           0%        0%


     For the years ended December 31, 2006 and 2005, the expected option life was based on the Company's historical experience with similar type options. Expected volatility is based on historical volatility levels of the Company's common stock over the preceding period of time consistent with the expected life. The risk-free interest rate is based on the implied yield currently available on U.S. Treasury zero coupon issues with a remaining term equal to the expected life.

     Stock options outstanding at December 31, 2006 are summarized as follows:

    Range of          Number Outstanding   Weighted Average    Weighted Average
 Exercise Prices        (in thousands)      Remaining Life      Exercise Price
 ---------------        ------------        --------------      --------------

$1.25    -    $3.17            578            3.9    Years          $  2.22
$3.18    -    $7.25            341            7.2    Years          $  5.59
$7.26    -   $11.40            220            9.3    Years          $  9.40
-------------------          -----            ------------          -------
$1.25    -   $11.40          1,139            5.9    Years          $  4.62
===================          =====            ============          =======

     At December 31, 2006, the aggregate unrecognized compensation cost of unvested options, as determined using a Black-Scholes option valuation model, was $873,000 (net of estimated forfeitures) which is expected to be recognized as compensation expense in fiscal years 2007 through 2011.

     Current year activity with respect to the Company's nonvested stock options is as follows:
                                                                        Weighted
                                                                        Average
                                                                      grant-date
Nonvested shares (in thousands)                           Shares      fair value
-------------------------------                           -------    -----------

Balance at January 1, 2006 .......................           396       $   3.19
      Granted ....................................           165           3.69
      Vested .....................................          (170)          2.52
      Forfeited and cancelled ....................           (15)          1.73
                                                            ----       --------
Balance at December 31, 3006 .....................           376       $   3.58
                                                            ====       ========

     During 2006, the Company issued 17,800 restricted stock awards at a per share price of $.02. These awards vest over various periods ranging from 6 to 60 months.

Note 8-- Income Taxes

     The provision for income taxes consists of:

                                                     Year ended December 31,
                                                          (in thousands)
                                               ---------------------------------
                                                 2006        2005          2004
                                               --------    --------      -------
Current income tax:
     Federal ............................       $1,565       $3,312       $  312
     State ..............................          346          679          164
     Foreign ............................          319          154          239
                                                ------       ------       ------
                                                 2,230        4,145          715
                                                ------       ------       ------
Deferred income tax:
     Federal ............................          802        1,196        2,259
     State ..............................          114           17          225
     Foreign ............................         --           --            530
                                                ------       ------       ------
                                                   916        1,213        3,014
                                                ------       ------       ------
Provision for income taxes ..............       $3,146       $5,358       $3,729
                                                ======       ======       ======

         Deferred tax liabilities (assets) are comprised of the following at:

                                                             December 31,
                                                             (in thousands)
                                                       -------------------------
                                                           2006            2005
                                                       -----------     ---------

Software development expense .....................       $   493        $   521
Intangible assets ................................           528            137
                                                         -------        -------
Gross deferred tax liabilities ...................         1,021            658
                                                         -------        -------
Allowances for bad debts,
  inventory and warranty .........................        (3,821)        (3,396)
Capitalized inventory costs ......................          (105)           (67)
Employee benefit accruals ........................          (555)          (504)
Federal net operating loss carryforward ..........          --             (254)
State net operating loss carryforward ............           (81)          (123)
Tax credit carryforwards .........................          (617)        (1,393)
Other ............................................          (328)          (410)
                                                         -------        -------
Gross deferred tax assets ........................        (5,507)        (6,147)
                                                         -------        -------
Net deferred tax assets ..........................       $(4,486)       $(5,489)
                                                         =======        =======


     The Company has Federal tax credit carryforwards of $498,000 that expire in various tax years from 2014 to 2016. The Company also has state tax credit carryforwards of $181,000 and state net operating loss carryforwards of $2,337,000 which expire in various tax years through 2026. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the historical level of taxable income and projections for future taxable income, management believes it is more likely than not the Company will realize the benefit of the deferred tax assets. Accordingly, no deferred tax valuation allowance was recorded at December 31, 2006 and 2005.

     The provision for income taxes differed from the provision computed by applying the Federal statutory rate to income before taxes due to the following:

                                                       Year ended December 31,
                                                  ------------------------------
                                                    2006        2005       2004
                                                  --------    --------   -------

Federal statutory tax rate .................        34.0%      34.0%       34.0%
State taxes ................................         3.9        3.1         3.6
Extraterritorial income exclusion ..........        (2.4)      (1.4)       (1.0)
Non deductible expenses ....................         1.9         .5          .5
Tax credits ................................        (1.0)       (.6)        (.4)
Foreign income taxes .......................          --         .5         2.7
Other ......................................         (.9)        .1          .4
                                                    ----       ----        ----
                                                    35.5%      36.2%       39.8%
                                                    ====       ====        ====


Note 9 -- Employee Benefit Plans

     The Company has a deferred profit-sharing retirement plan that covers substantially all employees. The Company's annual contribution to the plan is discretionary. The Company contributed $880,000, $1,985,000 and $1,130,000 to the Plan in 2006, 2005 and 2004, respectively. The plan also contains a 401(k) provision that allows employees to contribute a percentage of their salary up to the statutory limitation. These contributions are matched at the rate of 10% by the Company. The Company's matching contributions under the 401(k) component were $348,000, $297,000 and $228,000 in 2006, 2005, and 2004, respectively.

     The Company also maintains an incentive-compensation plan. Participants in the plan are key employees as determined by the Board of Directors and executive management. Compensation under the plan is based on the achievement of predetermined financial performance goals of the Company and its subsidiaries. Awards under the plan are payable in cash. Awards under the plan totaled $707,000, $1,258,000 and $682,000 in 2006, 2005 and 2004, respectively.

     The Company also sponsors an unfunded Deferred Compensation Plan for a select group of highly compensated employees that includes the Executive Officers. The Deferred Compensation Plan was adopted effective March 4, 2004. Participants may make elective deferrals of their salary to the plan in excess of tax code limitations that apply to the Company's qualified plan. The Company invests the participants deferred amounts to fund these obligations. The Company also has the sole discretion to make employer contributions to the plan on the behalf of the participants, though it did not make any employer contributions in 2006, 2005 and 2004.

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

     The Company has two reportable segments, Hospitality and Government. The Hospitality segment offers integrated solutions to the hospitality industry. These offerings include industry leading hardware and software applications utilized at the point-of-sale, back of store and corporate office. This segment also offers customer support including field service, installation, twenty-four hour telephone support and depot repair. The Government segment provides technical expertise in the development of advanced technology prototype systems primarily for the U.S. Department of Defense and other U.S. Governmental agencies. It provides services for operating and maintaining certain U.S. Government-owned communication and test sites, and for planning, executing and evaluating experiments involving new or advanced radar systems. It is also involved in developing technology to track mobile chassis. Intersegment sales and transfers are not significant.

     Information as to the Company's segments is set forth below:

                                                   Year ended December 31,
                                                       (in thousands)
                                           -------------------------------------
                                               2006        2005          2004
                                           ----------   -----------  -----------
Revenues:
     Hospitality ........................   $ 145,216    $ 149,457    $ 124,969
     Government .........................      63,451       56,182       49,915
                                            ---------    ---------    ---------
           Total ........................   $ 208,667    $ 205,639    $ 174,884
                                            =========    =========    =========
Operating income (loss):
     Hospitality ........................   $   5,051    $  10,864    $   5,657
     Government .........................       4,267        3,470        2,868
     Other ..............................        (334)        --           --
                                            ---------    ---------    ---------
                                                8,984       14,334        8,525
Other income, net .......................         617          743        1,134
Interest expense ........................        (734)        (287)        (295)
                                            ---------    ---------    ---------
Income before provision for income taxes    $   8,867    $  14,790    $   9,364
                                            =========    =========    =========
Identifiable assets:
     Hospitality ........................   $ 123,958    $ 106,529    $  91,432
     Government .........................      10,898        9,015        9,909
     Other ..............................       7,940        9,605       10,411
                                            ---------    ---------    ---------
           Total ........................   $ 142,796    $ 125,149    $ 111,752
                                            =========    =========    =========
Goodwill:
     Hospitality ........................   $  25,138    $  20,086    $  15,379
     Government .........................         596          536         --
                                            ---------    ---------    ---------
           Total ........................   $  25,734    $  20,622    $  15,379
                                            =========    =========    =========

Depreciation and amortization:
     Hospitality ........................   $   3,453    $   3,321    $   2,276
     Government .........................          42           80          208
     Other ..............................         389          354          328
                                            ---------    ---------    ---------
           Total ........................   $   3,884    $   3,755    $   2,812
                                            =========    =========    =========

Capital expenditures:
     Hospitality ........................   $     903    $   1,385    $   1,348
     Government .........................          14           74         --
     Other ..............................         272          223          250
                                            ---------    ---------    ---------
           Total ........................   $   1,189    $   1,682    $   1,598
                                            =========    =========    =========

     The following table presents revenues by country based on the location of the use of the product or services.

                                        2006             2005             2004
                                     ---------        ----------      ----------

United States ...............         $181,482         $183,383         $158,407
Other Countries .............           27,185           22,256           16,477
                                      --------         --------         --------
    Total ...................         $208,667         $205,639         $174,884
                                      ========         ========         ========

     The following table presents assets by country based on the location of the asset.

                                         2006            2005             2004
                                     ----------      -----------       ---------

United States ...............         $135,337         $119,627         $105,073
Other Countries .............            7,459            5,522            6,679
                                      --------         --------         --------
    Total ...................         $142,796         $125,149         $111,752
                                      ========         ========         ========

     Customers comprising 10% or more of the Company's total revenues are summarized as follows:

                                                     2006       2005       2004
                                                   -------     ------    -------
Hospitality segment:
  McDonald's Corporation ...................         26%         28%         32%
  Yum! Brands, Inc. ........................         14%         13%         19%
Government segment:
  U.S. Department of Defense ...............         30%         27%         29%
All Others .................................         30%         32%         20%
                                                    ---         ---         ---
                                                    100%        100%        100%
                                                    ===         ===         ===

Note 12 -- Fair Value of Financial Instruments

     Estimated fair values of financial instruments classified as current assets or liabilities approximate carrying values due to the short-term nature of the instruments. Such current assets and liabilities include cash and cash equivalents, accounts receivable, borrowings under lines of credit, current portion of long-term debt and accounts payable. The estimated fair values of the Company's long-term debt at December 31, 2006 and 2005 is based on variable and fixed interest rates at December 31, 2006 and 2005, respectively, for new issues with similar remaining maturities and approximates respective carrying values at December 31, 2006 and 2005.

     Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Note 13 -- Related Party Transactions

     The Company leases its corporate wellness facility to related parties at a current rate of $9,775 per month. The Company receives a complimentary membership to this facility which is provided to all employees. During 2006, 2005, and 2004 the Company received rental income amounting to $117,300 for the lease of the facility. All lease payments are current at December 31, 2006.

     The Company also leases office space from an officer of one of its subsidiaries. The lease is for a period of five years beginning on October 1, 2004 at an annual rate of $360,000. In 2006, 2005 and 2004, the Company paid $360,000, $360,000 and $90,000, respectively, to the officer under this lease.

Note 14 -- Selected Quarterly Financial Data (Unaudited)

                                               Quarter ended
                                  (in thousands except per share amounts)
          2006              March 31     June 30     September 30    December 31
          ----              --------     -------     ------------    -----------

Net revenues .............   $52,597     $53,343        $48,534        $54,193
Gross margin .............    14,363      14,911         12,177         14,058
Net income ...............     2,012       2,338            550            821
Basic earnings per share .       .14         .16            .04            .06
Diluted earnings per share       .14         .16            .04            .06

                                               Quarter ended
                                  (in thousands except per share amounts)
          2005              March 31     June 30     September 30    December 31
          ----              --------     -------     ------------    -----------


Net revenues .............   $48,757     $51,220        $52,197        $53,465
Gross margin .............    11,869      13,460         14,157         16,100
Net income ...............     1,306       2,351          2,543          3,232
Basic earnings per share .       .10         .17            .18            .23
Diluted earnings per share       .09         .16            .17            .22

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                              PAR TECHNOLOGY CORPORATION

March 16, 2007                                /s/John W. Sammon
                                              ----------------------------------
                                              John W. Sammon
                                              Chairman of Board and President


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

--------------------------------------------------------------------------------
  Signatures                          Title                         Date
--------------------------------------------------------------------------------

/s/John W. Sammon
----------------------
John W. Sammon                Chairman of Board and              March 16, 2007
                              President (Principal
                               Executive Officer)
                               and Director

/s/Charles A. Constantino
-------------------------
Charles A. Constantino        Executive Vice President            March 16, 2007
                              and Director

/s/Sangwoo Ahn
----------------------
Sangwoo Ahn                   Director                            March 16, 2007

/s/James A. Simms
----------------------
James A. Simms                Director                            March 16, 2007


/s/Paul D. Nielsen
----------------------
Paul D. Nielsen               Director                            March 16, 2007


/s/Kevin R. Jost
----------------------
Kevin R. Jost                 Director                            March 16, 2007

/s/Ronald J. Casciano
----------------------
Ronald J. Casciano           Vice President, Chief Financial      March 16, 2007
                             Officer and Treasurer



                                List of Exhibits

Exhibit No.       Description of Instrument
-----------       -------------------------

   3.1        Certificate of Incorporation,                            Filed as Exhibit 3(i) to the quarterly
              as amended                                               report on Form 10Q for the period ended
                                                                       June 30, 2006, of PAR Technology
                                                                       Corporation and incorporated herein by
                                                                       reference.

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

  10.1        Letter of Agreement with Sandman                         Filed as Exhibit 10.1 to Form S-3/A
              - SCI Corporation                                        (Registration No. 333-102197) of
                                                                       PAR Technology Corporation
                                                                       incorporated herein by reference.

  10.2        Asset Purchase Agreement dated October 27,               Filed as Exhibit 10.1 to the current
              2006. By and among PAR Technology                        report on Form 8K dated November 8,
              Corporation, Par-Siva Corporation and                    2006 of PAR Technology Corporation
              SIVA Corporation.                                        and incorporated herein by reference.

  10.3        JP Morgan term loan.

  10.4        2005 Equity Incentive Plan of PAR                        Filed as Exhibit 4.2 to Form S-8
              Technology Corporation                                   (Registration No. 333-137647) of
                                                                       PAR Technology Corporation and
                                                                       incorporated herein by reference.

  10.5        Form of Stock Option Award Agreement                     Filed as Exhibit 4.3 to Form S-8
                                                                       (Registration No. 333-137647) of
                                                                       PAR Technology Corporation and
                                                                       incorporated herein by reference.

  10.6        Form of Restricted Stock Award Agreement                 Filed as Exhibit 4.4 to Form S-8
                                                                       (Registration No. 333-137647) of
                                                                       PAR Technology Corporation and
                                                                       incorporated herein by reference.

  22          Subsidiaries of the registrant

  23          Consent of Independent Registered Public
              Accounting Firm





                                List of Exhibits

Exhibit No.       Description of Instrument (Continued)
-----------       -------------------------------------

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

                                  EXHIBIT 10.3

                              JP MORGAN TERM LOAN

                                 AMENDMENT NO. 1
                                       TO
                      AMENDED AND RESTATED CREDIT AGREEMENT

     This Amendment No. 1 (the "Amendment"), dated as of November 2, 2006, is between PAR TECHNOLOGY CORPORATION, a Delaware corporation (the "Borrower") and JPMORGAN CHASE BANK, N.A. (the "Bank").

                                 R E C I T A L S

          A. The Borrower and the Bank are parties to an Amended and Restated Credit Agreement dated as of April 19, 2006 (the "Credit Agreement").

          B. The Borrower has requested that the Bank amend the Credit Agreement to provide for a $6,000,000 term loan from the Bank to the Borrower.

          C. The Bank is willing to amend the Credit Agreement as requested by the Borrower upon the terms and conditions of this Amendment.

          NOW, THEREFORE, the parties agree as follows:

     1. Definitions. All capitalized terms used in this Amendment which are not otherwise defined shall have the meanings given to those terms in the Credit Agreement, except where such terms are amended herein.

     2. Amendment of Credit Agreement.

          2.1 The following  defined term is added to Section 1.01 of the Credit
     Agreement:

          "Acquisition" means Par-Siva Corporation's acquisition of the assets of SIVA Corporation, a Delaware corporation, pursuant to the Purchase Agreement.

          2.2 The following  defined term is added to Section 1.01 of the Credit
     Agreement:

          "Amendment No. 1 Effective Date" means the date on which all the conditions to this Amendment have been satisfied.

          2.3 The definition of the term Applicable Rate in Section 1.01 of the Credit Agreement is amended by deleting the term "Category 1" in the proviso at the end of the last sentence appearing after the pricing grid and adding in its place "Category 5."

          2.4 The definition of the term Commitment in Section 1.01 of the Credit Agreement is amended by deleting the word "Loans" where it appears in the first sentence and adding in its place the words "Revolving Loans."

          2.5 The definition of the term Corporate Guarantor in Section 1.01 of the Credit Agreement is amended by deleting the word "and" before the words "Rome Research Corporation" and adding the words "and Par-Siva Corporation" to the end of the sentence.

          2.6 The definition of the term LIBO Rate in Section 1.01 of the Credit Agreement is amended to read as follows:

          "LIBO Rate" means, with respect to any Eurodollar Loan for any Interest Period, the rate appearing on Page 3750 of the Moneyline
          Telerate Service (or on any successor or substitute page of such Service, or any successor to or substitute for such Service, providing rate quotations comparable to those currently provided on such page of such Service, as determined by the Bank from time to time for purposes of providing quotations of interest rates applicable to dollar deposits in the London interbank market) at approximately 11:00 a.m., London time, two Business Days prior to the commencement of such Interest Period, as the rate for dollar deposits with a maturity comparable to such Interest Period. In the event that such rate is not available at such time for any reason, then the "LIBO Rate" with respect to such Eurodollar Loan for such Interest Period shall be the rate at which dollar deposits in the approximate amount of principal outstanding on such date and for a maturity comparable to such Interest Period are offered by the principal London office of the Bank in immediately available funds in the London interbank market at approximately 11:00 a.m., London time, two Business Days prior to the commencement of such Interest Period.

          2.7 The definition of the term Loans in Section 1.01 of the Credit Agreement is amended to read as follows:

          "Loans" means the Term Loan and all Revolving Loans made by the Bank to the Borrower pursuant to this Agreement.

          2.8 The definition of the term Prime Rate in Section 1.01 of the Credit Agreement is amended to read as follows:

          "Prime Rate" means the rate of interest per annum announced from time to time by the Bank as its prime rate. The Prime Rate is a variable rate and each change in the Prime Rate is effective from and including the date the change is announced as being effective. THE PRIME RATE IS A REFERENCE RATE AND MAY NOT BE THE BANK'S LOWEST RATE.

          2.9 The following  defined term is added to Section 1.01 of the Credit
     Agreement:

          "Purchase Agreement" means the Asset Purchase Agreement, dated as of October 27, 2006, by and between SIVA Corporation, a Delaware corporation, Borrower, and Par-Siva Corporation, a New York corporation and a wholly-owned subsidiary of the Borrower, pursuant to which Par-Siva Corporation shall acquire substantially all of the assets of SIVA Corporation.

          2.10 The following defined term is added to Section 1.01 of the Credit
     Agreement:

          "Revolving Loan" has the meaning set forth in Section 2.01(b).

          2.11 The following defined term is added to Section 1.01 of the Credit
     Agreement: "Term Loan" has the meaning set forth in Section 2.01(a) of the Credit Agreement.

          2.12 The following defined term is added to Section 1.01 of the Credit
     Agreement:

          "Term Loan Maturity Date" means August 1, 2012.

          2.13 The following defined term is added to Section 1.01 of the Credit
     Agreement:

          "Term Note" has the meaning set forth in Section 2.07(e) of the Credit Agreement.

          2.14 Section 2.01 of the Credit Agreement is amended to read as follows:

          SECTION 2.01. Commitment.

          (a) Subject to the terms and conditions hereof, the Bank agrees to make a term loan (the "Term Loan") to the Borrower on the Amendment No. 1 Effective Date in the amount of $6,000,000. The Term Loan may from time to time be an ABR Loan, a Eurodollar Loan or a combination thereof, as determined by the Borrower and notified to the Bank in accordance with Section 2.5. No portion of the Term Loan which is repaid or prepaid may be reborrowed.

          (b) Subject to the terms and conditions set forth herein, the Bank agrees to make loans (the "Revolving Loans") to the Borrower from time to time during the Availability Period in an aggregate principal amount that will not result in outstanding Loans exceeding the Commitment. Within the foregoing limits and subject to the terms and conditions set forth herein, the Borrower may borrow, prepay and reborrow Revolving Loans.

          2.15 Section 2.02 of the Credit Agreement is amended to read as follows:

          SECTION 2.02. Loans.

          (a) At the commencement of each Interest Period for any Eurodollar Loan, such Loan shall be in an amount that is an integral multiple of $100,000 and not less than $500,000. At the time that each ABR Loan is made, such Loan shall be in an aggregate amount that is an integral multiple of $50,000 and not less than $50,000; provided that a Revolving Loan which is an ABR Loan may be in an aggregate amount that is equal to the entire unused balance of the total Commitment. Loans of more than one Type and Class may be outstanding at the same time; provided that there shall not at any time be more than a total of fourteen Eurodollar Loans outstanding.

          (b) Notwithstanding any other provision of this Agreement, the Borrower shall not be entitled to request, or to elect to convert or continue, any Loan if the Interest Period requested with respect thereto would end after: (i) the Maturity Date, with respect to Revolving Loans, or (ii) the Term Loan Maturity Date, with respect to the Term Loan.

          2.16 Section 2.03 of the Credit Agreement is amended by: (i) making the existing language subsection (b); (ii) deleting the word "Loan" where it first appears in the first sentence of such subsection (b) and adding in its place the words "Revolving Loan"; and (iii) adding a new subsection (a) to read as follows:

          (a) The Borrower hereby requests a Term Loan borrowing on the Amendment No. 1 Effective Date in the amount of $6,000,000 to be credited to an account of the Borrower maintained with the Bank, as designated by the Borrower. The Term Loan shall initially be an ABR Loan. Thereafter, the Borrower may elect to convert the Term Loan into a different Type in accordance with Section 2.5.

          2.17 Section 2.04 of the Credit Agreement is amended to read as follows:

          SECTION 2.04. Funding of Loans.

          (a) The Bank shall make the Term Loan available to the Borrower on the Amendment No. 1 Effective Date by crediting the amount of $6,000,000 to an account of the Borrower maintained with the Bank, as designated by the Borrower.

          (b) The Bank shall make each Revolving Loan available to the Borrower by promptly crediting the amount requested in the Borrower's Borrowing Request to an account of the Borrower maintained with the Bank and designated by the Borrower in such Borrowing Request.

          2.18 Section 2.07 of the Credit Agreement is amended to read as follows:

          SECTION 2.07. Repayment of Loans; Evidence of Debt.

          (a) The Borrower hereby unconditionally promises to pay to the Bank in repayment of the principal amount of the Term Loan the amounts set forth below on the dates set forth below without setoff, deduction or counterclaim; provided that, notwithstanding the foregoing, the aggregate then unpaid principal amount of the Term Loan shall be payable on the Term Loan Maturity Date (or such earlier date on which the Term Loan becomes due and payable pursuant to Article VII):

                         Schedule of Principal Payments

Principal Payment Date                                      Principal Amount Due

November 1, 2007 .......................................                $150,000
February 1, 2008 .......................................                $150,000
May 1, 2008 ............................................                $150,000
August 1, 2008 .........................................                $150,000
November 1, 2008 .......................................                $225,000
February 1, 2009 .......................................                $225,000
May 1, 2009 ............................................                $225,000
August 1, 2009 .........................................                $225,000
November 1, 2009 .......................................                $300,000
February 1, 2010 .......................................                $300,000
May 1, 2010 ............................................                $300,000
August 1, 2010 .........................................                $300,000
November 1, 2010 .......................................                $375,000
February 1, 2011 .......................................                $375,000
May 1, 2011 ............................................                $375,000
August 1, 2011 .........................................                $375,000
November 1, 2011 .......................................                $450,000
February 1, 2012 .......................................                $450,000
May 1, 2012 ............................................                $450,000
August 1, 2012 .........................................                $450,000

          In the event that any payment date set forth above is not a Business Day, the Borrower shall pay the Bank the corresponding principal payment on the next succeeding Business Day. The Borrower hereby further agrees to pay interest on the unpaid principal amount of the Term Loan from time to time outstanding from the date hereof until payment in full thereof at the rates per annum, and on the dates, set forth in Section 2.10.

          (b) The Borrower hereby unconditionally promises to pay to the Bank the then unpaid principal amount of each Revolving Loan on the Maturity Date without setoff, deduction or counterclaim.

          (c) The Bank shall maintain in accordance with its usual practice an account or accounts evidencing (i) the indebtedness of the Borrower to the Bank resulting from each Loan made by the Bank, including the amounts of principal and interest payable and paid to the Bank from time to time hereunder, (ii) the amount of each Loan made hereunder, the Type thereof and the Interest Period applicable thereto, and (iii) the amount of any principal or interest due and payable or to become due and payable from the Borrower to the Bank hereunder.

          (d) The entries made in the accounts  maintained pursuant to paragraph
          (c) of this Section shall be prima facie evidence of the existence and amounts of the obligations recorded therein; provided that the failure of the Bank to maintain such accounts or any error therein shall not in any manner affect the obligation of the Borrower to repay the Loans in accordance with the terms of this Agreement.

          (e) The Borrower agrees that on the Amendment No. 1 Effective Date the Borrower will execute and deliver to the Bank a promissory note of the Borrower evidencing the Term Loan, substantially in the form of Exhibit A (the "Term Note"), payable to the order of the Bank and in the principal amount of $6,000,000.

          (f) The Bank may request that Revolving Loans be evidenced by a promissory note. In such event, the Borrower shall prepare, execute and deliver to the Bank a promissory note payable to the order of the Bank (or, if requested by the Bank, to the Bank and its registered assigns). Thereafter, the Loans evidenced by such promissory note and interest thereon shall at all times (including after assignment pursuant to Section 8.04) be represented by one or more promissory notes in such form payable to the order of the payee named therein (or, if such promissory note is a registered note, to such payee and its registered assigns).

          2.19 Section 2.10 (d) of the Credit Agreement are amended to read as follows:

          (d) Accrued interest on each Loan shall be payable in arrears on each Interest Payment Date for such Loan and upon: (x) termination of the Commitment, with respect to Revolving Loans and (y) the Term Loan Maturity Date, with respect to the Term Loan; provided that (i) interest accrued pursuant to paragraph (c) of this Section shall be payable on demand, (ii) in the event of any repayment or prepayment of any Loan (other than a prepayment of an ABR Loan prior to the end of the Availability Period), accrued interest on the principal amount repaid or prepaid shall be payable on the date of such repayment or prepayment and (iii) in the event of any conversion of any Eurodollar Loan prior to the end of the current Interest Period therefor, accrued interest on such Loan shall be payable on the effective date of such conversion.

          2.20 Section 5.08 of the Credit Agreement is amended to read as follows:

          SECTION 5.08. Use of Proceeds.

          (a) The proceeds of the Term Loan shall be used by the Borrower solely to finance a portion of the Acquisition and/or to pay related fees and expenses.

          (b) The proceeds of the Revolving Loans will be used only for working capital. No part of the proceeds of any Loan will be used, whether directly or indirectly, for any purpose that entails a violation of any of the Regulations of the Board, including Regulations G, U and X.

          2.21 The following new Section 6.12 is added to the Credit Agreement immediately following Section 6.11:

          Section 6.12 Government Regulation. The Borrower shall not (1) be or become subject at any time to any law, regulation, or list of any government agency (including, without limitation, the U.S. Office of Foreign Asset Control list) that prohibits or limits the Bank from making any Loan or extension of credit to the Borrower or from otherwise conducting business with the Borrower, or (2) fail to provide documentary or other evidence of the Borrower's identity as may be requested by the bank at any time to enable the Bank to verify the Borrower's identity or to comply with any applicable law or regulation, including, without limitation, Section 326 of the USA Patriot Act of 2001, 31 U.S.C. Section 5318.

          2.22 Section 8.13 of the Credit Agreement is amended to read as follows:

          Section 8.13 USA PATRIOT ACT NOTIFICATION. The following notification is provided to the Borrower pursuant to Section 326 of the USA Patriot Act of 2001, 31 U.S.C. Section 5318: IMPORTANT INFORMATION ABOUT PROCEDURES FOR OPENING A NEW ACCOUNT. To help the government fight the funding of terrorism and money laundering activities, Federal law requires all financial institutions to obtain, verify, and record information that identifies each Person that opens an account, including any deposit account, treasury management account, loan, other extension of credit, or other financial services product. What this means for the Borrower: When the Borrower opens an account, the Bank will ask for the Borrower's name, taxpayer identification number, business address, and other information that will allow the Bank to identify the Borrower. The Bank may also ask to see the Borrower's legal organizational documents or other identifying documents.

     3. Representations and Warranties. The Borrower represents and warrants to the Bank that the following statements are true, correct and complete:

          3.1 Each of the representations and warranties made by the Borrower in the Credit Agreement is true and correct on and as of the date of this Amendment and after giving effect to the transactions contemplated by this Amendment.

          3.2 No Default or Event of Default has occurred and is continuing.

          3.3 This Amendment has been duly and validly executed and delivered by the Borrower and constitutes its legal, valid and binding obligation, enforceable against the Borrower in accordance with its terms.

     4. Conditions to Effectiveness of Amendment. This Amendment shall be effective only when and if each of the following conditions is satisfied (or waived in accordance with Section 8.02 of the Credit Agreement):

          4.1 The Bank (or its counsel) shall have received from the Borrower either (i) a counterpart of this Amendment signed on behalf of the Borrower or (ii) written evidence satisfactory to the Bank (which may include telecopy or electronic transmission of a signed signature page of this Amendment) that the Borrower has signed a counterpart of this Amendment.

          4.2 The Bank shall have received a favorable written opinion (addressed to the Bank and dated the Amendment No. 1 Effective Date) of Hiscock & Barclay, LLP, counsel for the Borrower and the Corporate Guarantors, substantially in the form of Exhibit B and covering such other matters relating to the Borrower, this Amendment or the Transactions as the Bank shall reasonably request. The Borrower hereby requests such counsel to deliver such opinion.

          4.3 The Bank shall have received such documents and certificates as the Bank or its counsel may reasonably request relating to the organization, existence and good standing of the Borrower and each Corporate Guarantor, the authorization of the Transactions and any other legal matters relating to the Borrower, this Amendment or the Transactions, all in form and substance satisfactory to the Bank and its counsel.

          4.4 The Bank shall have received pro forma financial statements as of the Fiscal Quarter ending June 30, 2006, in form and substance satisfactory to the Bank, reflecting the financial condition and results of operations of the Borrower after giving effect to the Term Loan borrowing and the Acquisition and reflecting compliance with Sections 6.04, 6.09, 6.10 and
     6.11 of the Credit Agreement as of such date on a pro forma basis.

          4.5 The Bank shall have received a certificate substantially in the form of Exhibit C, dated the Amendment No. 1 Effective Date and signed by the President, a Vice President or a Financial Officer of the Borrower, certifying: (i) compliance with the conditions set forth in paragraphs (a) and (b) of Section 4.02 of the Credit Agreement; (ii) that the Acquisition is a Permitted Acquisition; (iii) that after giving effect to the completion of the Acquisition the Leverage Ratio on a pro forma basis will be less than or equal to 3.25 to 1; and (iv) that, after giving effect to the completion of the Acquisition, the then total aggregate outstanding principal balance of Indebtedness incurred in connection with all Permitted Acquisitions occurring in the immediately preceding four fiscal quarters, including the current fiscal quarter, does not exceed $15,000,000.

          4.6 The Bank shall have received true and correct copies, certified as to authenticity by the Borrower, of the Purchase Agreement, the terms and conditions of which shall be in form and substance satisfactory to the Bank.

          4.7 The Bank shall have received a copy of the written consent of NBT Bank, National Association to the Borrowers incurrence of the Term Loan and consummation of the Acquisition.

          4.8 The Borrower shall have paid the Bank an amendment fee equal to $15,000.

          4.9 The Bank shall have received a Confirmation and Acknowledgment from each Corporate Guarantor other than Par-Siva Corporation in the form attached as Exhibit D.

          4.10 The Bank shall have received a Guarantee of the Liabilities of the Borrower from Par-Siva Corporation, in form and substance satisfactory to the Bank.

          4.11 The Borrower shall have paid or agreed to pay all invoices presented to Borrower for expense reimbursements due to the Bank in connection with the preparation of this Amendment.

          4.12 The Bank shall have received the Term Note duly executed by Borrower.

     5. Effect of this Amendment. This Amendment constitutes the entire agreement of the parties with respect to the subject matter hereof, and supersedes all prior oral or written communications, memoranda, proposals, negotiations, discussions, term sheets and commitments with respect to the subject matter hereof. Except as expressly provided herein, no other changes or modifications to the Credit Agreement are intended or implied by this Amendment, and in all other respects the Credit Agreement is hereby specifically ratified, restated and confirmed by as of the Amendment No. 1 Effective Date. To the extent that any provision of the Credit Agreement conflicts with any provision of this Amendment, the provision of this Amendment shall control.

     6. Counterparts. This Amendment may be signed in any number of counterparts, each of which shall be deemed an original, but all of which taken together shall constitute one and the same instrument. Delivery of an executed signature page to this Amendment by facsimile transmission shall be as effective as delivery of a manually signed counterpart.

                  [Remainder of page intentionally left blank]

     IN WITNESS WHEREOF, the parties have caused this Amendment to be duly executed as of the day and year first above written.


                                 PAR TECHNOLOGY CORPORATION



                                 By: /s/Ronald J. Casciano
                                     -------------------------
                                     Name:  Ronald J. Casciano
                                     Title:    Treasurer


                                 JPMORGAN CHASE BANK, N.A.



                                 By: /s/Frederick K. Miller
                                     --------------------------
                                     Name:  Frederick K. Miller
                                     Title: Vice President

                                    EXHIBIT A
                                Form of Term Note

                                    TERM NOTE

$6,000,000.00                                                   November 2, 2006


     FOR VALUE RECEIVED, PAR TECHNOLOGY CORPORATION ("Borrower") hereby promises to pay to the order of JPMORGAN CHASE BANK, N.A. ("Bank") at its office at 500 Plum Street, Syracuse, New York 13204, the principal sum of Six Million and 00/100 Dollars ($6,000,000.00), in the amounts and at the times set forth in Schedule A attached hereto, with a final payment on August 1, 2012, at which time any remaining principal balance and all accrued and unpaid interest shall be paid in full.

     Unpaid principal shall bear interest, until paid in full, at the rate(s) of interest set forth in the Credit Agreement referred to below. Accrued interest shall be payable on the date(s) and in the manner provided in the Credit Agreement. All payments of principal and interest shall be made without setoff, deduction or counterclaim of any kind.

     Bank shall maintain on its books and records kept in the ordinary course of its business an account in the name of Borrower showing all payments, the current principal balance, the rate of interest and each Interest Period, if applicable. Borrower agrees that such books and records of Bank shall be prima facie evidence of the interest rate and Interest Period applicable hereunder. At Bank's option, prior to any transfer of this Note (or at Bank's option at any other time), a schedule may be attached to this Note and endorsed by Bank with a record of all payments, the current principal balance, the then current interest rate and Interest Period, if applicable. Any such endorsement shall be conclusive, absent manifest error.

     This Term Note is the Term Note referred to in, is entitled to the benefits of, and is subject to, the Amended and Restated Credit Agreement, dated as of April 19, 2006, between Borrower and Bank, as has been or may hereafter be amended, modified or restated (the "Credit Agreement"). Reference is made to the Credit Agreement for a statement of the terms and conditions of this Term Note, including, without limitation, terms providing for the acceleration of the maturity of the outstanding principal balance upon the occurrence of certain Events of Default. Capitalized terms used in this Term Note which are not otherwise defined shall have the meanings given thereto in the Credit Agreement.

     This Term Note is governed by and construed in accordance with the laws of the State of New York.

                                         PAR TECHNOLOGY CORPORATION


                                         By:/s/Ronald J. Casciano
                                            ------------------------
                                            Name:  Ronald J. Casciano
                                            Title: Treasurer

                         Schedule of Principal Payments



Principal Payment Date                                      Principal Amount Due

November 1, 2007 .......................................                $150,000
February 1, 2008 .......................................                $150,000
May 1, 2008 ............................................                $150,000
August 1, 2008 .........................................                $150,000
November 1, 2008 .......................................                $225,000
February 1, 2009 .......................................                $225,000
May 1, 2009 ............................................                $225,000
August 1, 2009 .........................................                $225,000
November 1, 2009 .......................................                $300,000
February 1, 2010 .......................................                $300,000
May 1, 2010 ............................................                $300,000
August 1, 2010 .........................................                $300,000
November 1, 2010 .......................................                $375,000
February 1, 2011 .......................................                $375,000
May 1, 2011 ............................................                $375,000
August 1, 2011 .........................................                $375,000
November 1, 2011 .......................................                $450,000
February 1, 2012 .......................................                $450,000
May 1, 2012 ............................................                $450,000
August 1, 2012 .........................................                $450,000

                                   EXHIBIT 22

                   Subsidiaries of PAR Technology Corporation



-------------------------------------------------------------------------------
            Name                                   State of Incorporation
-------------------------------------------------------------------------------


ParTech, Inc. ....................................         New York

PAR Springer-Miller Systems, Inc. ................         Delaware

PAR Government Systems Corporation ...............         New York

Rome Research Corporation ........................         New York

Par Siva Corporation .............................         New York

Ausable Solutions, Inc. ..........................         Delaware

PixelPoint ULC ...................................         Canada

                                   EXHIBIT 23



            Consent of Independent Registered Public Accounting Firm


The Board of Directors
PAR Technology Corporation:

We consent to the incorporation by reference in the registration statements (No. 33-119828, 33-04968, 33-39784, 33-58110, 33-63095 and 333-137647) on Form S-8
and the registration statement (No. 333-102197) on Form S-3 of PAR Technology Corporation of our reports dated March 15, 2007, with respect to the consolidated balance sheets of PAR Technology Corporation and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2006, and management's assessment of the effectiveness of internal control over financial reporting as of December 31, 2006 and the effectiveness of internal control over financial reporting as of December 31, 2006, which reports appear in the December 31, 2006 annual report on Form 10-K of PAR Technology Corporation.

Our report dated March 15, 2007 on management's assessment of the effectiveness of internal control over financial reporting and the effectiveness of internal control over financial reporting as of December 31, 2006, contains an explanatory paragraph that states PAR Technology Corporation acquired SIVA Corporation on November 2, 2006, and management excluded from its assessment of the effectiveness of PAR Technology Corporation's internal control over financial reporting as of December 31, 2006, SIVA Corporation's internal control over financial reporting associated with total assets, net revenues, and income before provision for income taxes comprising 4.8%, 0.02%, and (6.9%), respectively, of the consolidated total assets, net revenues, and income before provision for income taxes of PAR Technology Corporation and subsidiaries as of and for the year ended December 31, 2006. Our audit of internal control over financial reporting of PAR Technology Corporation also excluded an evaluation of the internal control over financial reporting of SIVA Corporation.

As discussed in notes 1 and 7 to the consolidated financial statements, effective January 1, 2006, the Company adopted the fair value method of accounting for stock-based compensation as required by Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.


/s/KPMG LLP


Syracuse, New York
March 15, 2007

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


Date: March 16, 2007                           /s/John W. Sammon, Jr.
                                               -------------------------------
                                               John W. Sammon, Jr.
                                               Chairman of the Board and
                                               Chief Executive Officer

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


Date: March 16, 2007                         /s/Ronald J. Casciano
                                             ---------------------------------
                                             Ronald J. Casciano
                                             Vice President, Chief Financial
                                             Officer & Treasurer

                                  Exhibit 32.1



                           PAR TECHNOLOGY CORPORATION
                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Annual Report of PAR Technology Corporation (the Company) on Form 10-K for the year ended December 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the Report), we, John W. Sammon, Jr. and Ronald J. Casciano, Chairman of the Board & Chief Executive Officer and Vice President, Chief Financial Officer & Treasurer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that, to the best of our knowledge:


     (1) The Report fully complies with the requirement of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.






/s/John W. Sammon, Jr.
-------------------------------
John W. Sammon, Jr.
Chairman of the Board & Chief
Executive Officer
March 16, 2007

/s/Ronald J. Casciano
Ronald J. Casciano
Vice President, Chief Financial
Officer & Treasurer
March 16, 2007