Form 10-Q
period 2007-03-31
PAR TECHNOLOGY CORP
filed 2007-05-10
CIK 708821

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q

     [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


       For the Quarter Ended March 31, 2007. Commission File Number 1-9720

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):Large Accelerated Filer [ ] Accelerated Filer [X] Non-Accelerated Filer [ ]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

     The number of shares outstanding of registrant's common stock, as of April 30, 2007 - 14,361,530 shares.

                           PAR TECHNOLOGY CORPORATION


                                TABLE OF CONTENTS
                                    FORM 10-Q


                                     PART I
                              FINANCIAL INFORMATION


   Item Number
   -----------

      Item 1.    Financial Statements (unaudited)
                 - Consolidated Statements of Operations for the three months ended March 31, 2007 and 2006

                 - Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2007 and 2006

                 -  Consolidated Balance Sheets at
                    March 31, 2007 and December 31, 2006

                 -  Consolidated Statements of Cash Flows
                    for the three months ended March 31, 2007 and 2006

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

      Item 4.    Controls and Procedures

                                     PART II
                                OTHER INFORMATION



      Item 1A.   Risk Factors

      Item 4.    Submission of Matters to a Vote of Security Holders

      Item 5.    Other Information

      Item 6.    Exhibits

      Signatures

      Exhibit Index

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                   PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                            For the three months
                                                               ended March 31,
                                                           ---------------------
                                                              2007         2006
                                                           --------    ---------
Net revenues:
     Product ...........................................   $ 16,706    $ 23,020
     Service ...........................................     15,529      13,745
     Contract ..........................................     15,601      15,832
                                                           --------    --------
                                                             47,836      52,597
                                                           --------    --------
Costs of sales:
     Product ...........................................     10,308      12,798
     Service ...........................................     12,166      10,710
     Contract ..........................................     14,554      14,726
                                                           --------    --------
                                                             37,028      38,234
                                                           --------    --------

           Gross margin ................................     10,808      14,363
                                                           --------    --------
Operating expenses:
     Selling, general and administrative ...............      8,709       8,075
     Research and development ..........................      3,814       2,899
     Amortization of identifiable intangible assets ....        390         307
                                                           --------    --------
                                                             12,913      11,281
                                                           --------    --------
Operating income (loss) ................................     (2,105)      3,082
Other income, net ......................................        240         157
Interest expense .......................................       (222)        (85)
                                                           --------    --------

Income (loss) before provision for income taxes ........     (2,087)      3,154
Benefit (provision) for income taxes ...................        779      (1,142)
                                                           --------    --------
Net income (loss) ......................................   $ (1,308)   $  2,012
                                                           ========    ========

Earnings (loss) per share
     Basic .............................................   $   (.09)   $    .14
     Diluted ...........................................   $   (.09)   $    .14

Weighted average shares outstanding
     Basic .............................................     14,320      14,151
                                                           ========    ========
     Diluted ...........................................     14,320      14,806
                                                           ========    ========


See notes to unaudited interim consolidated financial statements

                   PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (in thousands)
                                   (unaudited)

                                                            For the three months
                                                               ended March 31,
                                                           ---------------------
                                                              2007         2006
                                                           --------    ---------

Net income (loss) .....................................     $(1,308)     $ 2,012
Other comprehensive income (loss), net of tax:
     Foreign currency translation adjustments .........         (84)          71
                                                            -------      -------

Comprehensive income (loss) ...........................     $(1,392)     $ 2,083
                                                            =======      =======











See notes to unaudited interim consolidated financial statements

                   PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)
                                   (unaudited)

                                                         March 31,  December 31,
                                                           2007          2006
                                                        ---------   ------------
Assets
     Cash and cash equivalents .....................    $   2,484     $   4,273
     Accounts receivable-net .......................       42,938        46,791
     Inventories-net ...............................       38,841        35,948
     Income tax refunds ............................          794         1,103
     Deferred income taxes .........................        6,102         5,139
     Other current assets ..........................        3,047         2,737
                                                        ---------     ---------
         Total current assets ......................       94,206        95,991
Property, plant and equipment - net ................        7,412         7,535
Goodwill ...........................................       25,811        25,734
Intangible assets - net ............................       10,596        10,695
Other assets .......................................        3,188         2,841
                                                        ---------     ---------
                                                        $ 141,213     $ 142,796
                                                        =========     =========
Liabilities and Shareholders' Equity
Current liabilities:
     Current portion of long-term debt .............    $     387     $     240
     Borrowings under lines of credit ..............        7,870         7,713
     Accounts payable ..............................       11,812        12,470
     Accrued salaries and benefits .................        6,724         8,279
     Accrued expenses ..............................        2,155         1,861
     Customer deposits .............................        3,718         3,656
     Deferred service revenue ......................       12,933        12,254
                                                        ---------     ---------
         Total current liabilities .................       45,599        46,473
                                                        ---------     ---------
Long-term debt .....................................        7,535         7,708
                                                        ---------     ---------
Deferred income taxes ..............................          786           653
                                                        ---------     ---------
Other long-term liabilities ........................        2,298         1,879
                                                        ---------     ---------
Shareholders' Equity:
     Preferred stock, $.02 par value,
       1,000,000 shares authorized .................           --            --
     Common stock, $.02 par value,
       29,000,000 shares authorized;
       16,014,135 and 15,980,486 shares issued;
       14,361,380 and 14,327,731outstanding ........          320           320
     Capital in excess of par value ................       38,906        38,602
     Retained earnings .............................       51,851        53,159
     Accumulated other comprehensive loss ..........         (573)         (489)
     Treasury stock, at cost, 1,652,755 shares .....       (5,509)       (5,509)
                                                        ---------     ---------
         Total shareholders' equity ................       84,995        86,083
                                                        ---------     ---------
                                                        $ 141,213     $ 142,796
                                                        =========     =========


See notes to unaudited interim consolidated financial statements

                   PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)
                                                                         For the three months ended March 31,
                                                                         ------------------------------------
                                                                                   2007       2006
                                                                                ----------  --------
Cash flows from operating activities:
    Net income (loss) ........................................................   $(1,308)   $ 2,012
    Adjustments to reconcile net income (loss) to net cash
      used in operating activities:
         Depreciation and amortization .......................................       965        985
         Provision for bad debts .............................................       422        354
         Provision for obsolete inventory ....................................       248        540
         Equity based compensation ...........................................       138         43
         Deferred income tax .................................................      (781)     1,638
         Changes in operating assets and liabilities:
             Accounts receivable .............................................     3,431     (6,068)
             Inventories .....................................................    (3,141)      (900)
             Income tax refunds ..............................................       309       (649)
             Other current assets ............................................      (310)      (280)
             Other assets ....................................................      (347)      (351)
             Accounts payable ................................................      (735)    (1,319)
             Accrued salaries and benefits ...................................    (1,555)    (2,099)
             Accrued expenses ................................................       294        119
             Customer deposits ...............................................        62       (606)
             Deferred service revenue ........................................       679        163
             Other long-term liabilities .....................................       419        391
                                                                                 -------    -------
               Net cash used in operating activities .........................    (1,210)    (6,027)
                                                                                 -------    -------
Cash flows from investing activities:
    Capital expenditures .....................................................      (332)      (448)
    Capitalization of software costs .........................................      (401)       (60)
                                                                                 -------    -------
               Net cash used in investing activities .........................      (733)      (508)
                                                                                 -------    -------
Cash flows from financing activities:
    Net borrowings under line-of-credit agreements ...........................       157      3,623
    Payments of long-term debt ...............................................       (26)       (19)
    Proceeds from the exercise of stock options ..............................        90         96
    Excess tax benefit of stock option exercises .............................        76         49
    Cash dividend in lieu of fractional shares on stock split ................       --          (4)
                                                                                 -------    -------
               Net cash provided by financing activities .....................       297      3,745
                                                                                 -------    -------
Effect of exchange rate changes on cash and cash equivalents .................      (143)       130
                                                                                 -------    -------
Net decrease in cash and cash equivalents ....................................    (1,789)    (2,660)
Cash and cash equivalents at beginning of period .............................     4,273      4,982
                                                                                 -------    -------
Cash and cash equivalents at end of period ...................................   $ 2,484    $ 2,322
                                                                                 =======    =======

Supplemental disclosures of cash flow information:
Cash paid during the period for:
    Interest .................................................................   $   224    $    68
    Income taxes, net of refunds .............................................      (403)       132

See notes to unaudited interim consolidated financial statements

                   PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
          NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS


1. The accompanying unaudited interim consolidated financial statements have been prepared by PAR Technology Corporation (the "Company" or "PAR") in accordance with U.S. generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements. Accordingly, these interim financial statements do not include all information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of the Company, such unaudited statements include all adjustments (which comprise only normal recurring accruals) necessary for a fair presentation of the results for such periods. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results of operations to be expected for any future period. The consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2006 included in the Company's December 31, 2006 Annual Report to the Securities and Exchange Commission on Form 10-K.

     The preparation of consolidated financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include: the carrying amount of property, plant and equipment, identifiable intangible assets and goodwill, valuation allowances for receivables, inventories, deferred income tax assets and equity based compensation. Actual results could differ from those estimates.

2. On November 2, 2006, PAR Technology Corporation (the "Company") and its wholly owned subsidiary, Par-Siva Corporation (f/k/a PAR Vision Systems Corporation) (the "Subsidiary") acquired substantially all of the assets and assumed certain liabilities of SIVA Corporation ("SIVA"). The purchase price of the assets was approximately $6.9 million including estimated acquisition costs of approximately $177,000. The purchase price consisted of $1.1 million worth of PAR common stock (125,549 shares of PAR Technology Corporation common stock issued out of treasury) and the remainder in cash. The agreement provides for additional contingent purchase price payments based on certain sales based milestones and other conditions. SIVA, based in Delray Beach, Florida, is a developer of software solutions for multi-unit restaurant operations.

     On an unaudited proforma basis, assuming the completed acquisitions had occurred as of the beginning of the period presented, the consolidated results of the Company would have been as follows (in thousands, except per share amounts):

                                                For the three months
                                                ended March 31, 2006
                                                --------------------

           Net revenues                              $   53,057
           Net income                                $    1,142

           Earnings per share:
              Basic                                  $      .08
              Diluted                                $      .08

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

3.   Inventories   are  primarily  used  in  the   manufacture  and  service  of
     Hospitality products. The components of inventory, net of related reserves, consist of the following:

                                              (in thousands)
                                         March 31,        December 31,
                                           2007              2006
                                       ----------         ----------

       Finished goods                  $   9,806          $   9,533
       Work in process                     1,898              1,667
       Component parts                     8,829              7,119
       Service parts                      18,308             17,629
                                       ---------          ---------
                                       $  38,841          $  35,948
                                       =========          =========

     At March 31, 2007 and December 31, 2006, the Company had recorded reserves for shrinkage, excess and obsolete inventory of $3,611,000 and $3,658,000, respectively.

4. Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123R Share-Based Payment (SFAS 123R) on a modified prospective basis. This standard requires the Company to measure the cost of employee services received in exchange for equity awards based on the grant date fair value of the awards. The cost is recognized as compensation expense over the vesting period of the awards. Total compensation expense included in operating expenses for the three months ended March 31, 2007 and 2006 was $137,000 and $43,000, respectively. At March 31, 2007, the unrecognized compensation expense related to non-vested option awards was $905,000 (net of estimated forfeitures).

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

     The  following  is  a   reconciliation   of  the  weighted  average  shares
     outstanding for the basic and diluted EPS computations (in thousands, except per share data):

                                                        For the three months
                                                           ended March 31,
                                                        --------------------
                                                           2007        2006
                                                        --------------------

Net income (loss) ...................................   $ (1,308)   $  2,012
                                                        ========    ========
Basic:
     Shares outstanding at beginning of period ......     14,310      14,137
     Weighted average shares issued during the period         10          14
                                                        --------    --------
     Weighted average common shares, basic ..........     14,320      14,151
                                                        ========    ========
     Earnings (loss) per common share, basic ........   $   (.09)   $    .14
                                                        ========    ========
Diluted:
     Weighted average common shares, basic ..........     14,320      14,151
     Dilutive impact of stock options ...............       --           655
                                                        --------    --------
     Weighted average common shares, diluted ........     14,320      14,806
                                                        ========    ========
     Earnings (loss) per common share, diluted ......   $   (.09)   $    .14
                                                        ========    ========


     For the three months ended March 31, 2007, 460,046 incremental shares from the assumed exercise of stock options and 18,300 restricted stock awards are not included in the computation of diluted earnings per share because of the anti-dilution effect on earnings per share.

6. The Company has adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48) effective January 1, 2007. The Company's adoption of FIN 48 on January 1, 2007, did not have a material impact on the consolidated financial position, results of operations or cash flows.

     As of March 31, 2007 and January 1, 2007, the Company had an insignificant amount of unrecognized tax benefits. The Company's policy is to recognize interest and penalties on unrecognized tax benefits in income tax expense in the consolidated statements of operations. The amount of interest and penalties for the three months ended March 31, 2007 was immaterial. The Company or one of its subsidiaries files income tax returns in the U.S.
     federal  jurisdiction  and  various  state and foreign  jurisdictions.  The
     Company is no longer subject to U.S. Federal or state income tax examinations by tax authorities for tax years prior to 2003.

7. The Company's reportable segments are strategic business units that have separate management teams and infrastructures that offer different products and services.

     The Company has two reportable segments, Hospitality and Government. The Hospitality segment offers integrated solutions to the hospitality industry. These offerings include industry leading hardware and software applications utilized in point-of-sale, back of store and corporate office applications as well as in the hotel/resort/spa marketplace. This segment also offers customer support including field service, installation, twenty-four hour telephone support and depot repair. The Government segment provides technical expertise in the development of advanced technology prototype systems primarily for the Department of Defense and other Governmental agencies. It provides services for operating and maintaining certain U.S. Government-owned communication and test sites, and for planning, executing and evaluating experiments involving new or advanced radar systems. It is also involved in developing technology to track mobile chassis. Intersegment sales and transfers are not significant.

     Information as to the Company's segments is set forth below:

                                    (in thousands)
                                 For the three months
                                    ended March 31,
                                 --------------------
                                    2007        2006
                                 --------    --------
Net revenues:
     Hospitality .............   $ 32,235    $ 36,765
     Government ..............     15,601      15,832
                                 --------    --------
            Total ............   $ 47,836    $ 52,597
                                 ========    ========

Operating income (loss):
     Hospitality .............   $ (2,968)   $  2,048
     Government ..............      1,000       1,077
     Other ...................       (137)        (43)
                                 --------    --------
                                   (2,105)      3,082
Other income, net ............        240         157
Interest expense .............       (222)        (85)
                                 --------    --------
Income (loss) before provision
  for income taxes ...........   $ (2,087)   $  3,154
                                 ========    ========

Depreciation and amortization:
     Hospitality .............   $    861    $    900
     Government ..............          9          15
     Other ...................         95          70
                                 --------    --------
           Total .............   $    965    $    985
                                 ========    ========

Capital expenditures:
     Hospitality .............   $    291    $    388
     Government ..............         32        --
     Other ...................          9          60
                                 --------    --------
           Total .............   $    332    $    448
                                 ========    ========

Revenues by geographic area:
     United States ...........   $ 41,687    $ 47,290
     Other Countries .........      6,149       5,307
                                 --------    --------
           Total .............   $ 47,836    $ 52,597
                                 ========    ========


     The following table represents identifiable assets by business segment:

                           (in thousands)
                       March 31,    December 31,
                          2007          2006
                       --------      --------
Identifiable assets:
    Hospitality ....   $118,910      $123,958
    Government .....     14,036        10,898
    Other ..........      8,267         7,940
                       --------      --------
Total ..............   $141,213      $142,796
                       ========      ========

     The following table presents identifiable assets by geographic area based on the location of the asset:

                              (in thousands)
                          March 31,    December 31,
                            2007          2006
                          --------     ----------

United States ......      $131,139      $135,337
Other Countries ....        10,074         7,459
                          --------      --------
       Total .......      $141,213      $142,796
                          ========      ========


     The following table represents Goodwill by business segment:

                                (in thousands)
                           March 31,   December 31,
                             2007         2006
                           --------    ----------

    Hospitality ....       $25,215       $25,138
    Government .....           596           596
                           -------       -------
Total ..............       $25,811       $25,734
                           =======       =======


     Customers comprising 10% or more of the Company's total revenues are summarized as follows:

                                        For the three months
                                           ended March 31,
                                        -------------------
                                         2007         2006
                                        -----        -----

Restaurant Segment:
     McDonald's Corporation .....        24%          25%
     YUM! Brands, Inc. ..........        13%          10%
Government Segment:
     Department of Defense               33%          30%
 All Others .....................        30%          35%
                                        ---          ---
                                        100%         100%
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

Overview

     PAR is a leading designer, manufacturer and marketer of hospitality technology systems. We are also a provider of engineering services and applied technology to the Federal Government, and several of its agencies. The primary end markets for our products and services are:

     o Restaurant, hotel/resort/spa, entertainment, and retail industries for the integrated technologies of transaction processing and data capture for certain hospitality enterprises

     o the U.S. military and a broad range of Federal, State and Local government agencies

The Company's hospitality products are utilized in several vertical markets in a variety of applications by numerous customers. The Company encounters competition in all of its markets (restaurants, hotels, theaters, etc.) and competes primarily on the basis of product design/features, product quality/reliability, price, customer service and delivery capability. There has been a recent trend amongst hospitality technology users to consolidate their lists of approved vendors to companies that have a global reach, can achieve quality and delivery standards, have multiple product offerings, R&D capability, and be competitive with their pricing. PAR believes that its global presence as a hospitality technology provider is an important competitive advantage as the Company provides innovative products, with a significant delivery capability globally to its multinational customers like McDonald's, Yum! Brands and Mandarin Oriental Hotel Group. In the fourth quarter of 2006 PAR acquired the assets of SIVA Corporation, a privately held hospitality technology software company and a cutting edge provider of web-based service oriented architected software applications to large hospitality organizations in table-service dining and theme park resorts. Several organizations in hospitality technology believe that restaurant technology happens at the point-of-sale. PAR fully understands that to successfully run an enterprise business, a wide range of operations information is needed--and that information has value to store, field, and corporate employees beyond accounting. Par-Siva's applications collect data at the site and then deliver it wherever it is needed throughout the organization--not as an add-on module, but as an integral component of every application's design. Today's hospitality organizations are connected like never before. Par-Siva's offering was designed from the ground up to utilize the operational knowledge and experience PAR has in hospitality and specifically restaurants. Par-Siva's applications automate core restaurant processes such as order entry, food preparation, inventory control, and labor management. The applications deliver action prompts and performance scorecards. From tracking to monitoring equipment performance, Par-Siva's offerings support operations.

     PAR's strategy is to provide completely integrated technology systems and services and a high level of customer service in the markets in which it competes. The Company focuses its research and development efforts to develop cutting-edge products that meet and exceed our customers' needs and also have high probability for broader market appeal and success. PAR concentrates upon efficiency in our operations and controlling costs.

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

     o    Continuing to grow our global presence in growth markets

     o    Focusing on customer needs

     o    Encouraging entrepreneurial corporate attitude and spirit

     o    Fostering a mindset of controlling cost

     o    Pursuing strategic acquisitions

Summary

     We believe we can continue to be successful in our two core business segments -Hospitality and Government- our focus and industry expertise will allow this to happen. In addition, PAR will continue its investment initiatives for the remainder of 2007 in three particular areas: the continued development of the newly acquired SIVA software platform for table service and quick serve restaurant chains; increasing their distribution channel for hospitality markets; and investing in the Company's international business infrastructure and in particular the Asia-Pacific Rim region. The Company will benefit from our efficient supply chain and economies of scale as we leverage our suppliers and distribution operations. We remain committed to streamlining our operations and improving our return on invested capital through a variety of initiatives.

Results of Operations --
Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

     The Company reported revenues of $47.8 million for the quarter ended March 31, 2007, a decrease of 9% from the $52.6 million reported for the quarter ended March 31, 2006. The Company's net loss for the quarter ended March 31, 2007 was $1.3 million, or $.09 diluted net loss per share, compared to net income of $2 million and $.14 diluted net income per share for the same period in 2006.

     Product revenues from the Company's Hospitality segment were $16.7 million for the quarter ended March 31, 2007, a decrease of 27% from the $23 million recorded in 2006. This decrease was due to a $6.8 million decline in domestic product sales primarily due to a continued delay in hardware orders from a major customer pending the release of that customer's new third party software. The decline was also due to the Company's delay in replacing hardware and software business associated with last year's orders from two new customers. This drop in domestic revenue was partially offset by a $501,000 increase in international product sales. This increase was the result of growth in sales to the Company's restaurant customers in Asia and Canada.

     Customer service revenues are also generated by the Company's Hospitality segment. The Company's service offerings include installation, software maintenance, training, twenty-four hour help desk support and various depot and on-site service options. Customer service revenues were $15.5 million for the quarter ended March 31, 2007, a 13% increase from $13.7 million reported for the same period in 2006. The growth is primarily related to the award of a new service contract with a major customer in October of 2006.

     Contract revenues from the Company's Government segment were $15.6 million for the quarter ended March 31, 2007, a decrease of 1% when compared to the $15.8 million recorded in the same period in 2006. This minor decline was due to the delay in the start of some new awards in the information technology outsourcing area. These outsourcing operations provided by the Company directly support U.S. Navy, Air Force and Army operations as they seek to convert their military information technology communications facilities into contractor-run operations and to meet new requirements with contractor support.

     Product margins for the quarter ended March 31, 2007 were 38.3%, a decrease of 610 basis points from the 44.4% for the quarter ended March 31, 2006. This decrease in margins was primarily attributable to lower software revenue in 2007 when compared to 2006 and to unfavorable absorption of fixed manufacturing costs as the result of a decline in production volume.

     Customer Service margins were 21.7% for the quarter ended March 31, 2007 compared to 22.1% for the same period in 2006. This decline is due to lower than planned installation revenue as a result of the decrease in product sales. This was partially offset by an increase in software maintenance.

     Contract margins were 6.7% for the quarter ended March 31, 2007 versus 7% for the same period in 2006. This decrease was due to minor fluctuations in margins achieved on various fixed price contracts. The most significant components of contract costs in 2007 and 2006 were labor and fringe benefits. For 2007, labor and fringe benefits were $12.6 million or 86% of contract costs compared to $11.7 million or 80% of contract costs for the same period in 2006.

     Selling, general and administrative expenses are virtually all related to the Company's Hospitality segment. Selling, general and administrative expenses for the quarter ended March 31, 2007 were $8.7 million, an increase of 8% from the $8.1 million expense for the same period in 2006. This increase was primarily due to a rise in sales and marketing expenses associated with restaurant products as the Company is investing in its international infrastructure and in the expansion of its dealer channel.

     Research and development expenses relate primarily to the Company's Hospitality segment. Research and development expenses were $3.8 million for the quarter ended March 31, 2007, an increase of 32% from the $2.9 million recorded in 2006. The increase was primarily attributable to the Company's continued research and development in its next generation software products for its restaurant customers. The platform for this next generation of products was acquired from SIVA Corporation in the fourth quarter of 2006.

     Amortization of identifiable intangible assets was $390,000 for the quarter ended March 31, 2007 compared to $307,000 for 2006. The increase is primarily due to the amortization of intangible assets acquired as part of the acquisition of SIVA Corporation on November 2, 2006.

     Other income, net, was $240,000 for the quarter ended March 31, 2007 compared to $157,000 for the same period in 2006. Other income primarily includes rental income and foreign currency gains and losses. This increase is primarily due to higher foreign currency gains in 2007 compared to 2006.

     Interest expense represents interest charged on the Company's short-term borrowing requirements from banks and from long-term debt. Interest expense was $222,000 for the quarter ended March 31, 2007 as compared to $85,000 in 2006. The Company experienced higher average borrowings in 2007 when compared to 2006 under its lines of credit with banks. In addition, the Company entered into a $6 million term loan in the fourth quarter of 2006 to finance the SIVA acquisition. This is partially offset by a lower average borrowing rate in 2007 when compared to 2006.

     For the quarter ended March 31, 2007, the Company's effective income tax rate was 37.3%, compared to 36.2% in 2006. The variance from the federal statutory rate in 2007 and 2006 was primarily due to state income taxes, offset by benefits related to export sales as well as tax benefits related to domestic production activities.


Liquidity and Capital Resources

     The Company's primary sources of liquidity have been cash flow from operations and lines of credit with various banks. Cash used in operations was $1.2 million for the quarter ended March 31, 2007 compared to cash used of $6 million for 2006. In 2007, cash was primarily used to fund inventory growth and the operating loss for the period. This was partially offset by a reduction in accounts receivable. In 2006, cash flow was negatively impacted by the timing of customer receipts and the payment of employee bonuses.

     Cash used in investing activities was $733,000 for the quarter ended March 31, 2007 versus $508,000 for the same period in 2006. In 2007, capital expenditures were $332,000 and were primarily for manufacturing and research and development equipment. Capitalized software costs relating to software development of Hospitality segment products were $401,000 in 2007. In 2006, capital expenditures were $448,000 and were principally for manufacturing and information technology equipment and software for internal use. Capitalized software costs relating to software development of Hospitality segment products were $60,000 in 2006.

     Cash provided by financing activities was $297,000 for the quarter ended March 31, 2007 versus $3.7 million in 2006. In 2007, the Company increased its short-term borrowings by $157,000 and decreased its long-term debt by $26,000. The Company also benefited $166,000 from the exercise of employee stock options. In 2006, the Company increased its short-term bank borrowings by $3.6 million and benefited $145,000 from the exercise of employee stock options.

     The Company has an aggregate availability of $20,000,000 in unsecured bank lines of credit. One line totaling $12,500,000 bears interest at the bank borrowing rate (6.3% at March 31, 2007). The second line of $7,500,000 allows the Company, at its option, to borrow funds at the LIBOR rate plus the applicable interest rate spread or at the bank's prime lending rate (6.3% at March 31, 2007). These facilities contains certain loan covenants including a leverage ratio of not greater than 4 to 1 and a fixed charge coverage ratio of not less than 3.5 to 1. These lines expire in April 2009. The Company was in compliance with all loan covenants on March 31, 2007. At March 31, 2007, there was $7,870,000 outstanding under these lines. The weighted average interest rate paid by the Company during 2007 was 6.3% and 6.9% during 2006.

     In 2006, the Company borrowed $6,000,000 under an unsecured term loan agreement with a bank in connection with the acquisition of SIVA Corporation. The loan provides for interest only payments in the first year and escalating principal payments through 2012. The loan bears interest at the LIBOR rate plus the applicable interest rate spread (6.3% at March 31, 2007).

     The Company has a $1,922,000 mortgage collateralized by certain real estate. The annual mortgage payment including interest totals $226,000. The mortgage bears interest at a fixed rate of 7% and matures in 2010.

     During fiscal year 2007, the Company anticipates that its capital requirements will be approximately $2 million. The Company does not usually enter into long term contracts with its major Hospitality segment customers. The Company commits to purchasing inventory from its suppliers based on a combination of internal forecasts and the actual orders from customers. This process, along with good relations with suppliers, minimizes the working capital investment required by the Company. Although the Company lists two major customers, McDonald's and Yum! Brands, it sells to hundreds of individual franchisees of these corporations, each of which is individually responsible for its own debts. These broadly made sales substantially reduce the impact on the Company's liquidity if one individual franchisee reduces the volume of its purchases from the Company in a given year. The Company, based on internal forecasts, believes its existing cash, line of credit facilities and its anticipated operating cash flow will be sufficient to meet its cash requirements through at least the next twelve months. However, the Company may be required, or could elect, to seek additional funding prior to that time. The Company's future capital requirements will depend on many factors including its rate of revenue growth, the timing and extent of spending to support product development efforts, expansion of sales and marketing, the timing of introductions of new products and enhancements to existing products, and market acceptance of its products. The Company cannot assure that additional equity or debt financing will be available on acceptable terms or at all. The Company's sources of liquidity beyond twelve months, in management's opinion, will be its cash balances on hand at that time, funds provided by operations, funds available through its lines of credit and the long-term credit facilities that it can arrange.

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

Primary areas where financial information of the Company is subject to the use of estimates, assumptions and the application of judgment include revenue recognition, accounts receivable, inventories, intangible assets, taxes and equity-based compensation.

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

Equity-Based Compensation

     The Company accounts for equity based compensation by recognizing expense over the vesting period for any non-vested stock option awards granted. Stock option grants are valued by using a Black-Scholes method at the date of the grant. There are assumptions and estimates made by management which go into the valuation of the options granted, such as volatility, vesting period, and forfeiture rate. The Company recognizes expense on options granted using a ratable method over the vesting period. Restricted stock grants are expensed over the vesting period, which is determined at the date of the grant.

Recent Accounting Pronouncements

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

INFLATION

     Inflation had little effect on revenues and related costs during the first three months of 2007. Management anticipates that margins will be maintained at acceptable levels to minimize the affects of inflation, if any.

INTEREST RATES

     As of March 31, 2007, the Company has $5.7 million in variable long-term debt and $8.2 million in variable short-term debt. The Company believes that an adverse change in interest rates of 100 basis points would not have a material impact on our business, financial condition, results of operations or cash flows.

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

Item 4. Controls and Procedures

     (a) Evaluation of Disclosure Controls and Procedures.

     As of the end of the period covered by this report, our management, including our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the Company' s "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) of the Company. These officers have concluded that our disclosure controls and procedures are effective. As such, we believe that all material information relating to us and our consolidated subsidiaries required to be disclosed in our periodic filings with the Securities and Exchange Commission
(i) is recorded, processed, summarized and reported within the required time period, and (ii) is accumulated and communicated to the Company's management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

     (b) Changes in Internal Controls.

     There was no change in the Company's internal controls over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, such internal controls over financial reporting.

                           PART II - OTHER INFORMATION

Item 1A.  Risk Factors

     The Company is exposed to certain risk factors that may effect operations and/or financial results. The significant factors known to the Company are described in the Company's most recently filed Annual Report on Form 10-K, as amended. There have been no material changes from the risk factors as previously disclosed in the Company's Annual Report on Form 10-K.

Item 4.  Submission of Matters to a Vote of Security Holders

     None.

Item 5.  Other Information

     On January 18, 2007, PAR Technology Corporation furnished a report on Form 8-K pursuant to Item 2.01 (Acquisition or Disposition of Assets) and Item 9.01 (Financial Statements and Exhibits) of that Form relating to the acquisition of SIVA Corporation to include the financial statements of the business acquired, the pro forma financial information and related exhibits.

     On February 13, 2007, PAR Technology Corporation furnished a report on Form 8-K pursuant to Item 2.02 (Results of Operations and Financial Condition) of that Form relating to its financial information for the quarter ended December 31, 2006 and furnished thereto as an exhibit.

     On March 8, 2007, PAR Technology Corporation furnished a report on Form 8-K pursuant to Item 1.01 (Entry into a Material Definitive Agreement) of that Form relating to the approval and adoption of an amendment to the compensation plan for non-employee directors.

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









Date:  May 10, 2007



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


Date: May 10, 2007
                               John W. Sammon, Jr.
                               -------------------------------------------------
                               John W. Sammon, Jr.
                               Chairman of the Board and Chief Executive Officer

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

Date: May 10, 2007
                                            Ronald J. Casciano
                                            ------------------------------------
                                            Ronald J. Casciano
                                            Vice President,
                                            Chief Financial Officer & Treasurer

                                  Exhibit 32.1


                           PAR TECHNOLOGY CORPORATION
                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of PAR Technology Corporation (the "Company") on Form 10-Q for the quarter ended March 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), we, John
W. Sammon, Jr. and Ronald J. Casciano, Chairman of the Board & Chief Executive Officer and Vice President, Chief Financial Officer & Treasurer of the Company, certify pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that to the best of our knowledge:


     (1) The Report fully complies with the requirement of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.






John W. Sammon, Jr.
-------------------------------
John W. Sammon, Jr.
Chairman of the Board & Chief Executive Officer
May 10, 2007

Ronald J. Casciano
-------------------------------
Ronald J. Casciano
Vice President, Chief Financial Officer & Treasurer
May 10, 2007