Form 10-Q
period 2007-06-30
PAR TECHNOLOGY CORP
filed 2007-08-09
CIK 708821

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q

          [ X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


       For the Quarter Ended June 30, 2007. Commission File Number 1-9720

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

     The number of shares outstanding of registrant's common stock, as of July 31, 2007 - 14,364,680 shares.

                           PAR TECHNOLOGY CORPORATION


                                TABLE OF CONTENTS
                                    FORM 10-Q


                                     PART I
                              FINANCIAL INFORMATION


   Item Number

      Item 1.   Financial Statements (unaudited)
                - Consolidated Statements of Operations for the three and six months ended June 30, 2007 and 2006

                - Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2007 and 2006

                -  Consolidated Balance Sheets at
                   June 30, 2007 and December 31, 2006

                -  Consolidated Statements of Cash Flows
                   for the six months ended June 30, 2007 and 2006

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

      Exhibit Index

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                   PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                       For the three months       For the six months
                                                           ended June 30,            ended June 30,
                                                      ----------------------    ----------------------
                                                         2007         2006        2007          2006
                                                      ---------    ---------    ---------    ---------
Net revenues:
     Product ......................................   $  18,320    $  22,710    $  35,026    $  45,730
     Service ......................................      16,100       14,886       31,629       28,631
     Contract .....................................      15,452       15,747       31,053       31,579
                                                      ---------    ---------    ---------    ---------
                                                         49,872       53,343       97,708      105,940
                                                      ---------    ---------    ---------    ---------
Costs of sales:
     Product ......................................      10,699       13,074       21,007       25,872
     Service ......................................      11,886       10,840       24,052       21,550
     Contract .....................................      14,652       14,518       29,206       29,244
                                                      ---------    ---------    ---------    ---------
                                                         37,237       38,432       74,265       76,666
                                                      ---------    ---------    ---------    ---------
           Gross margin ...........................      12,635       14,911       23,443       29,274
                                                      ---------    ---------    ---------    ---------
Operating expenses:
     Selling, general and administrative ..........       9,186        8,194       17,895       16,269
     Research and development .....................       4,387        2,836        8,201        5,735
     Amortization of identifiable intangible assets         394          308          784          615
                                                      ---------    ---------    ---------    ---------
                                                         13,967       11,338       26,880       22,619
                                                      ---------    ---------    ---------    ---------
Operating income (loss) ...........................      (1,332)       3,573       (3,437)       6,655
Other income, net .................................         154          218          394          375
Interest expense ..................................        (237)        (167)        (459)        (252)
                                                      ---------    ---------    ---------    ---------
Income (loss) before provision for income taxes ...      (1,415)       3,624       (3,502)       6,778
Benefit (provision) for income taxes ..............         394       (1,286)       1,173       (2,428)
                                                      ---------    ---------    ---------    ---------
Net income (loss) .................................   $  (1,021)   $   2,338    $  (2,329)   $   4,350
                                                      =========    =========    =========    =========
Earnings (loss) per share
     Basic ........................................   $    (.07)   $     .16    $    (.16)   $     .31
     Diluted ......................................   $    (.07)   $     .16    $    (.16)   $     .29
Weighted average shares outstanding
     Basic ........................................      14,348       14,173       14,334       14,162
                                                      =========    =========    =========    =========
     Diluted ......................................      14,348       14,776       14,334       14,802
                                                      =========    =========    =========    =========


See notes to unaudited interim consolidated financial statements



                                              PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                                            (in thousands)
                                                              (unaudited)


                                                       For the three months       For the six months
                                                           ended June 30,            ended June 30,
                                                      ----------------------    ----------------------
                                                         2007         2006        2007          2006
                                                      ---------    ---------    ---------    ---------

Net income (loss)                                     $  (1,021)   $   2,338     $  (2,329)   $   4,350
Other comprehensive income, net of tax:
     Foreign currency translation adjustments               613           50           529          121
                                                      ---------    ---------     ---------    ---------
Comprehensive income (loss)                           $    (408)   $   2,388     $  (1,800)   $   4,471
                                                      =========    =========     =========    =========








See notes to unaudited interim consolidated financial statements

                   PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)
                                   (unaudited)

                                                      June 30,   December 31,
                                                        2007         2006
                                                     ---------   ------------
Assets
     Cash and cash equivalents ...................   $   3,320    $   4,273
     Accounts receivable-net .....................      39,567       46,791
     Inventories-net .............................      38,012       35,948
     Income tax refunds ..........................         357        1,103
     Deferred income taxes .......................       6,295        5,139
     Other current assets ........................       2,874        2,737
                                                     ---------    ---------
         Total current assets ....................      90,425       95,991
Property, plant and equipment - net ..............       7,277        7,535
Goodwill .........................................      26,339       25,734
Intangible assets - net ..........................      10,508       10,695
Other assets .....................................       3,370        2,841
                                                     ---------    ---------
                                                     $ 137,919    $ 142,796
                                                     =========    =========
Liabilities and Shareholders' Equity
Current liabilities:
     Current portion of long-term debt ...........   $     542    $     240
     Borrowings under lines of credit ............       6,043        7,713
     Accounts payable ............................       9,923       12,470
     Accrued salaries and benefits ...............       7,978        8,279
     Accrued expenses ............................       2,009        1,861
     Customer deposits ...........................       3,969        3,656
     Deferred service revenue ....................      12,342       12,254
                                                     ---------    ---------
         Total current liabilities ...............      42,806       46,473
                                                     ---------    ---------
Long-term debt ...................................       7,357        7,708
                                                     ---------    ---------
Deferred income taxes ............................         499          653
                                                     ---------    ---------
Other long-term liabilities ......................       2,594        1,879
                                                     ---------    ---------
Shareholders' Equity:
     Preferred stock, $.02 par value,
       1,000,000 shares authorized ...............        --           --
     Common stock, $.02 par value,
       29,000,000 shares authorized;
        16,017,285 and 15,980,486 shares issued;
         14,364,530 and 14,327,731outstanding ....         320          320
     Capital in excess of par value ..............      38,982       38,602
     Retained earnings ...........................      50,830       53,159
     Accumulated other comprehensive income (loss)          40         (489)
     Treasury stock, at cost, 1,652,755 shares ...      (5,509)      (5,509)
                                                     ---------    ---------
         Total shareholders' equity ..............      84,663       86,083
                                                     ---------    ---------
                                                     $ 137,919    $ 142,796
                                                     =========    =========

See notes to unaudited interim consolidated financial statements

                   PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                     For the six months
                                                                        ended June 30,
                                                                     ------------------
                                                                       2007       2006
                                                                     --------   -------
Cash flows from operating activities:
    Net income (loss) ............................................   $(2,329)   $ 4,350
    Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
         Depreciation and amortization ...........................     1,955      1,914
         Provision for bad debts .................................     1,066        286
         Provision for obsolete inventory ........................       663        622
         Equity based compensation ...............................       271        138
         Deferred income tax .....................................    (1,620)     1,682
         Changes in operating assets and liabilities:
             Accounts receivable .................................     6,158     (9,748)
             Inventories .........................................    (2,727)    (3,259)
             Income tax refunds ..................................       746        (25)
             Other current assets ................................      (137)      (250)
             Other assets ........................................      (529)      (451)
             Accounts payable ....................................    (2,574)      (231)
             Accrued salaries and benefits .......................      (301)      (864)
             Accrued expenses ....................................       148       (147)
             Customer deposits ...................................       313       (738)
             Deferred service revenue ............................        88       (583)
             Other long-term liabilities .........................       715        582
                                                                     -------    -------
               Net cash provided by (used in) operating activities     1,906     (6,722)
                                                                     -------    -------
Cash flows from investing activities:
    Capital expenditures .........................................      (649)      (867)
    Capitalization of software costs .............................      (730)      (234)
                                                                     -------    -------
               Net cash used in investing activities .............    (1,379)    (1,101)
                                                                     -------    -------
Cash flows from financing activities:
    Net borrowings under line-of-credit agreements ...............    (1,670)     4,588
    Payments of long-term debt ...................................       (49)       (38)
    Proceeds from the exercise of stock options ..................       109        159
    Excess tax benefit of stock option exercises .................      --          169
    Cash dividend in lieu of fractional shares on stock split ....      --           (4)
                                                                     -------    -------
               Net cash provided by (used in) financing activities    (1,610)     4,874
                                                                     -------    -------
Effect of exchange rate changes on cash and cash equivalents .....       130         35
                                                                     -------    -------
Net decrease in cash and cash equivalents ........................      (953)    (2,914)
Cash and cash equivalents at beginning of period .................     4,273      4,982
                                                                     -------    -------
Cash and cash equivalents at end of period .......................   $ 3,320    $ 2,068
                                                                     =======    =======

Supplemental disclosures of cash flow information:
Cash paid during the period for:
    Interest .....................................................   $   474    $   230
    Income taxes, net of refunds .................................      (331)       548

See notes to unaudited interim consolidated financial statements


                   PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
          NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS


1. The accompanying unaudited interim consolidated financial statements have been prepared by PAR Technology Corporation (the "Company" or "PAR") in accordance with U.S. generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements. Accordingly, these interim financial statements do not include all information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of the Company, such unaudited statements include all adjustments (which comprise only normal recurring accruals) necessary for a fair presentation of the results for such periods. The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results of operations to be expected for any future period. The consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2006 included in the Company's December 31, 2006 Annual Report to the Securities and Exchange Commission on Form 10-K.

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

2. On November 2, 2006, PAR Technology Corporation (the "Company") and its wholly owned subsidiary, Par-Siva Corporation (f/k/a PAR Vision Systems Corporation) (the "Subsidiary") acquired substantially all of the assets and assumed certain liabilities of SIVA Corporation ("SIVA"). The purchase price of the assets was approximately $6.9 million including estimated acquisition costs of approximately $177,000. The purchase price consisted of $1.1 million worth of PAR common stock (125,549 shares of PAR common stock issued out of treasury) and the remainder in cash. The agreement provides for additional contingent purchase price payments based on certain sales based milestones and other conditions. SIVA, based in Delray Beach, Florida, is a developer of software solutions for multi-unit restaurant operations.

     On an unaudited proforma basis, assuming the completed acquisition had occurred as of the beginning of the periods presented, the consolidated results of the Company would have been as follows (in thousands, except per share amounts):

                                    For the three months    For the six months
                                    ended June 30, 2006     ended June 30, 2006
                                    --------------------    -------------------

Net revenues ................           $   53,935             $   106,992
Net income ..................           $    1,538             $     2,680

Earnings per share:
   Basic ....................           $      .11             $       .19
   Diluted ..................           $      .10             $       .18

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

3.   Inventories   are  primarily  used  in  the   manufacture  and  service  of
     Hospitality products. The components of inventory, net of related reserves, consist of the following:

                                             (in thousands)
                                              ------------
                                       June 30,           December 31,
                                        2007                 2006
                                      ---------           ---------

Finished goods ...............         $ 8,680             $ 9,533
Work in process ..............           1,836               1,667
Component parts ..............           8,650               7,119
Service parts ................          18,846              17,629
                                       -------             -------
                                       $38,012             $35,948
                                       =======             =======

     At June 30, 2007 and December 31, 2006, the Company had recorded reserves for shrinkage, excess and obsolete inventory of $3,724,000 and $3,658,000, respectively.

4. Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123R Share-Based Payment (SFAS 123R) on a modified prospective basis. This standard requires the Company to measure the cost of employee services received in exchange for equity awards based on the grant date fair value of the awards. The cost is recognized as compensation expense over the vesting period of the awards. Total compensation expense included in operating expenses for the three and six months ended June 30, 2007 was $134,000 and $271,000, respectively. Total compensation expense included in operating expenses for the three and six months ended June 30, 2006 was $95,000 and $138,000, respectively. At June 30, 2007, the unrecognized compensation expense related to non-vested option awards was $798,000 (net of estimated forfeitures).

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

         The following is a reconciliation of the weighted average shares outstanding for the basic and diluted EPS computations (in thousands, except per share data):

                                                        For the three months
                                                            ended June 30,
                                                        --------------------
                                                           2007        2006
                                                        --------    --------

Net income (loss) ...................................   $ (1,021)   $  2,338
                                                        ========    ========
Basic:
     Shares outstanding at beginning of period ......     14,343      14,158
     Weighted average shares issued during the period          5          15
                                                        --------    --------
     Weighted average common shares, basic ..........     14,348      14,173
                                                        ========    ========
     Earnings (loss) per common share, basic ........   $   (.07)   $    .16
                                                        ========    ========
Diluted:
     Weighted average common shares, basic ..........     14,348      14,173
     Dilutive impact of stock options ...............       --           603
                                                        --------    --------
     Weighted average common shares, diluted ........     14,348      14,776
                                                        ========    ========
     Earnings (loss) per common share, diluted ......   $   (.07)   $    .16
                                                        ========    ========


                                                         For the six months
                                                            ended June 30,
                                                        --------------------
                                                           2007        2006
                                                        --------    --------

Net income (loss) ...................................   $ (2,329)   $  4,350
                                                        ========    ========
Basic:
     Shares outstanding at beginning of period ......     14,310      14,137
     Weighted average shares issued during the period         24          25
                                                        --------    --------
     Weighted average common shares, basic ..........     14,334      14,162
                                                        ========    ========
     Earnings (loss) per common share, basic ........   $   (.16)   $    .31
                                                        ========    ========
Diluted:
     Weighted average common shares, basic ..........     14,334      14,162
     Dilutive impact of stock options ...............       --           640
                                                        --------    --------
     Weighted average common shares, diluted ........     14,334      14,802
                                                        ========    ========
     Earnings (loss) per common share, diluted ......   $   (.16)   $    .29
                                                        ========    ========

     For the three and six months ended June 30, 2007, 449,361 and 454,626, respectively, of incremental shares from the assumed exercise of stock options and 18,300 restricted stock awards are not included in the computation of diluted earnings per share because of the anti-dilution effect on earnings per share.

6. The Company has adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48) effective January 1, 2007. The Company's adoption of FIN 48 on January 1, 2007, did not have a material impact on the consolidated financial position, results of operations or cash flows.

     As of June 30, 2007 and January 1, 2007, the Company had an insignificant amount of unrecognized tax benefits. The Company's policy is to recognize interest and penalties on unrecognized tax benefits in income tax expense in the consolidated statements of operations. The amount of interest and penalties for the six months ended June 30, 2007 was immaterial. The

     Company or one of its  subsidiaries  files  income tax  returns in the U.S.
     federal  jurisdiction  and  various  state and foreign  jurisdictions.  The
     Company is no longer subject to U.S. Federal or state income tax examinations by tax authorities for tax years prior to 2003.

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

     Information as to the Company's segments is set forth below:

                                                 (in thousands)
                                  For the three months       For the six months
                                      ended June 30,            ended June 30,
                                 ----------------------    ----------------------
                                    2007         2006         2007          2006
                                 ---------    ---------    ---------    ---------
Revenues:
     Hospitality .............   $  34,420    $  37,596    $  66,655    $  74,361
     Government ..............      15,452       15,747       31,053       31,579
                                 ---------    ---------    ---------    ---------
           Total .............   $  49,872    $  53,343    $  97,708    $ 105,940
                                 =========    =========    =========    =========
Operating income(loss):
     Hospitality .............   $  (1,927)   $   2,513    $  (4,895)   $   4,572
     Government ..............         729        1,155        1,729        2,221
     Other ...................        (134)         (95)        (271)        (138)
                                 ---------    ---------    ---------    ---------
                                    (1,332)       3,573       (3,437)       6,655
Other income, net ............         154          218          394          375
Interest expense .............        (237)        (167)        (459)        (252)
                                 ---------    ---------    ---------    ---------
Income (loss) before provision
  for income taxes ...........   $  (1,415)   $   3,624    $  (3,502)   $   6,778
                                 =========    =========    =========    =========

Depreciation and amortization:
     Hospitality .............   $     891    $     797    $   1,751    $   1,696
     Government ..............           8           10           17           24
     Other ...................          91          122          187          194
                                 ---------    ---------    ---------    ---------
           Total .............   $     990    $     929    $   1,955    $   1,914
                                 =========    =========    =========    =========
Capital expenditures:
     Hospitality .............   $     286    $     300    $     577    $     688
     Government ..............        --           --             32         --
     Other ...................          31          119           40          179
                                 ---------    ---------    ---------    ---------
           Total .............   $     317    $     419    $     649    $     867
                                 =========    =========    =========    =========

Revenues by geographic area:
     United States ...........   $  41,817    $  45,881    $  83,503    $  93,171
     Other Countries .........       8,055        7,462       14,205       12,769
                                 ---------    ---------    ---------    ---------
           Total .............   $  49,872    $  53,343    $  97,708    $ 105,940
                                 =========    =========    =========    =========


     The following table represents identifiable assets by business segment:

                                                   (in thousands)
                                              June 30,      December 31,
                                                2007           2006
                                             ---------       ---------
Identifiable assets:
    Hospitality .....................         $117,832        $123,958
    Government ......................           11,667          10,898
    Other ...........................            8,420           7,940
                                              --------        --------
Total ...............................         $137,919        $142,796
                                              ========        ========

     The following table presents identifiable assets by geographic area based on the location of the asset:

                                                    (in thousands)
                                               June 30,       December 31,
                                                 2007             2006
                                              ---------       ----------

United States .....................            $125,527        $135,337
Other Countries ...................              12,392           7,459
                                               --------        --------
       Total ......................            $137,919        $142,796
                                               ========        ========


     The following table represents Goodwill by business segment:

                                                    (in thousands)
                                                June 30,      December 31,
                                                 2007            2006
                                              ----------       ---------

    Hospitality ...................             $25,743         $25,138
    Government ....................                 596             596
                                                -------         -------
       Total ......................             $26,339         $25,734
                                                =======         =======


     Customers comprising 10% or more of the Company's total revenues are summarized as follows:

                                        For the three months  For the six months
                                            ended June 30,       ended June 30,
                                         ------------------    -----------------
                                           2007       2006       2007      2006
                                         -------    -------     ------   -------

Restaurant Segment:
     McDonald's Corporation .....          27%         27%         26%      26%
     YUM! Brands, Inc. ..........          14%         12%         13%      11%
Government Segment:
     Department of Defense ......          31%         30%         32%      30%
All Others ......................          28%         31%         29%      33%
                                          ---          ---        ---      ---
                                          100%         100%       100%     100%
                                          ===          ===        ===      ===

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statement

     This document contains  "forward-looking  statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. Any statements in this document that do not describe historical facts are forward-looking statements. Forward-looking statements in this document (including forward-looking statements regarding the continued health of the Hospitality industry, future information technology outsourcing opportunities, continued funding by the U.S. Government relating to the Company's logistics management contracts, the impact of current world events on our results of operations, the effects of inflation on our margins, and the effects of interest rate and foreign currency fluctuations on our results of operations) are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. When we use words such as "intend," "anticipate," "believe," "estimate," "plan," "will," or "expect", we are making forward-looking statements. We believe that the assumptions and expectations reflected in such forward-looking statements are reasonable, based on information available to us on the date hereof, but we cannot assure you that these assumptions and expectations will prove to have been correct or that we will take any action that we presently may be planning. We have disclosed certain important factors that could cause our actual future results to differ materially from our current expectation, including a decline in the volume of purchases made by one or a group of our major customers; risks in technology development and commercialization; risks of downturns in economic conditions generally, and in the quick-service sector of the hospitality market specifically; risks associated with government contracts; risks associated with competition and competitive pricing pressures; and risks related to foreign operations. Forward-looking statements made in connection with this report are necessarily qualified by these factors. We are not undertaking to update or revise publicly any forward-looking statement if we obtain new information or upon the occurrence of future events or otherwise.

Overview

     PAR is a leading provider of hospitality technology systems. PAR is also a leader in supplying engineering services and applied technology to the Federal Government, and several of its agencies. The primary end markets for our products and services are:

     o Restaurant, hotel/resort/spa, entertainment, and retail industries for the integrated solution technologies of transaction processing and data capture for many hospitality enterprises

     o the U.S. military and a broad range of Federal, State and Local government agencies

The Company's hospitality technology products are used in several vertical markets in a variety of applications by numerous customers. The Company encounters competition in all of its markets (restaurants, hotels, theaters, specialty retail, etc.) and competes primarily on the basis of product design, features/functions, product quality/reliability, price, customer service and delivery capability. Recently there has been a trend amongst hospitality technology end users to consolidate their lists of approved vendors to companies that have a global capability, can achieve high quality and delivery standards, have multiple product offerings, R&D capability, and be competitive with their pricing. PAR believes that its global presence as a hospitality technology provider is a crucial competitive advantage as the Company provides innovative products/solutions, with a significant delivery capability globally to its multinational customers like McDonald's, Yum! Brands and Mandarin Oriental Hotel Group.

     In the fourth quarter of 2006 PAR acquired the assets of SIVA Corporation, a privately held hospitality technology software company and a cutting edge provider of web-based service oriented architected software applications to large hospitality organizations in table-service dining and theme park resorts. Several organizations in hospitality technology believe that the value in restaurant technology happens at the point-of-sale. PAR fully understands that to successfully run an enterprise business, a wide range of operations information is needed--and that information has value to the individual stores, field, and corporate employees beyond accounting. Par-Siva's applications collect data at the site and then deliver it wherever it is required throughout the organization--not as an add-on module, but as an integral component of every application's design. Today's hospitality organizations are connected like never before. Par-Siva's offering was designed from the ground up to utilize the operational knowledge and experience PAR has in hospitality and specifically restaurants. Par-Siva's applications automate core restaurant processes such as order entry, food preparation, inventory control, and labor management. The applications can deliver action prompts and performance scorecards. From tracking to monitoring equipment performance, PAR- Siva's offerings support operations.

     PAR's business strategy is to provide completely integrated technology systems, professional services and a high level of lifecycle support in the markets in which it competes. The Company continues to focus its research and development efforts to develop cutting-edge products that meet and exceed our customers' needs and also have high probability for broader market appeal and success. PAR concentrates upon efficiency in their operations and controlling costs.

     PAR operates two wholly-owned subsidiaries in the Government business segment, PAR Government Systems Corporation (PGSC) and Rome Research Corporation
(RRC). As a long-standing Government contractor, PAR provides technical expertise towards the development of advanced technology systems for the U.S. Department of Defense and other U.S. Governmental agencies. Additionally, PAR provides information technology and communications support services to the U.S. Navy, U.S. Air Force and U.S. Army. The Company focuses its computer-based system design services on providing high quality technical products and services, ranging from experimental studies to advanced operational systems, within a variety of areas of research, including radar, image and signal processing, logistic management systems, and geospatial services and products. PAR's Government engineering service business provides management and engineering services that include facilities operation and management. The Company will continue to execute its strategy of leveraging its core technical capabilities and performance into related technical areas and an expanding customer base. The Company will seek to accelerate this growth through strategic acquisitions of businesses that broaden the Company's technology and/or business base.

     PAR's future business plan is to continue to expand the Company's customer base and solidify their leading position in the industries to which they market by:

     o    Developing integrated solutions

     o    Continuing to grow our global presence in growth markets

     o    Focusing on customer  needs

     o    Encouraging entrepreneurial corporate attitude and spirit

     o    Fostering  a  mindset  of  controlling   cost

     o    Pursuing strategic acquisitions

Summary

     The Company believes they can continue to be successful in their two core business segments -Hospitality and Government-their focus and industry expertise will allow this to happen. In addition, PAR will continue its investment initiatives for the remainder of 2007 in three particular areas: the continued development of the newly acquired SIVA software platform for table service and quick serve restaurant chains; increasing their distribution channel for hospitality markets; and investing in the Company's international business infrastructure, in particular in the Asia-Pacific Rim region. The Company will benefit from our efficient supply chain and economies of scale as they leverage suppliers and distribution operations. PAR remains committed to streamlining operations and improving return on invested capital through a variety of initiatives.

Results of Operations -- Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

     The Company reported revenues of $ 49.9 million for the quarter ended June 30, 2007, a decrease of 6.5 % from the $53.3 million reported for the quarter ended June 30, 2006. The Company's net loss for the quarter ended June 30, 2007 was $1 million, or $.07 diluted net loss per share, compared to net income of $2.3 million and $.16 diluted net income per share for the same period in 2006.

     Product revenues from the Company's Hospitality segment were $18.3 million for the quarter ended June 30, 2007, a decrease of 19 % from the $22.7 million recorded in 2006. This decrease was due to a $4.9 million decline in domestic product sales due to a continued delay in hardware orders from a major customer pending the release of that customer's new third party software. The decline was also due to the Company's delay in replacing hardware and software business associated with last year's orders from two new customers. This drop in domestic revenue was partially offset by a $504,000 increase in international product sales. This increase was the result of growth in sales to the Company's restaurant customers in Asia and Canada.

     Customer service revenues are also generated by the Company's Hospitality segment. The Company's service offerings include installation, software maintenance, training, twenty-four hour help desk support and various depot and on-site service options. Customer service revenues were $16.1 million for the quarter ended June 30, 2007, an 8 % increase from $14.9 million reported for the same period in 2006. The growth is primarily related to the award of a new service contract with a major customer in October of 2006. This was partially offset by a decline in installation revenue.

     Contract revenues from the Company's Government segment were $15.5 million for the quarter ended June 30, 2007, a decrease of 2% when compared to the $15.7 million recorded in the same period in 2006. This minor decline was due to the delay in the start of some new contracts in the information technology outsourcing area. These outsourcing operations provided by the Company directly support U.S. Navy, Air Force and Army operations as they seek to convert their military information technology communications facilities into contractor-run operations and to meet new requirements with contractor support.

     Product margins for the quarter ended June 30, 2007 were 41.6 %, a decrease of 80 basis points from the 42.4% for the quarter ended June 30, 2006. This decrease in margins was primarily attributable to lower software revenue in 2007 when compared to 2006 and to unfavorable absorption of fixed manufacturing costs as the result of a decline in production volume.

     Customer Service margins were 26.2% for the quarter ended June 30, 2007 a decrease of 100 basis points compared to 27.2% for the same period in 2006. The Company experienced a drop in installation margins due to lower than planned installation revenue as a result of the decrease in product sales. This was partially offset by an increase in software maintenance margins due to increased revenue in this area.

     Contract margins were 5.2 % for the quarter ended June 30, 2007 a decrease of 260 basis points compared to 7.8% for the same period in 2006. This decrease was due to the completion of various higher margin fixed-price contracts. The most significant components of contract costs in 2007 and 2006 were labor and fringe benefits. For 2007, labor and fringe benefits were $11.4 million or 78% of contract costs compared to $11.2 million or 70% of contract costs for the same period in 2006.

     Selling, general and administrative expenses are virtually all related to the Company's Hospitality segment. Selling, general and administrative expenses for the quarter ended June 30, 2007 were $9.2 million, an increase of 12% from the $8.2 million for the same period in 2006. This increase was primarily due to a rise in sales and marketing expenses associated with restaurant products as the Company is investing in its international infrastructure and in the expansion of its dealer channel. The increase is also due to higher bad debt expense in 2007 versus 2006.

     Research and development expenses relate primarily to the Company's Hospitality segment. Research and development expenses were $4.4 million for the quarter ended June 30, 2007, an increase of 55% from the $2.8 million recorded in 2006. The increase was primarily attributable to the Company's continued research and development in its next generation software products for its restaurant customers. The platform for this next generation of products was acquired from SIVA Corporation in the fourth quarter of 2006.

     Amortization of identifiable intangible assets was $394,000 for the quarter ended June 30, 2007 compared to $308,000 for 2006. The increase is primarily due to the amortization of intangible assets acquired as part of the acquisition of SIVA Corporation on November 2, 2006.

     Other income, net, was $154,000 for the quarter ended June 30, 2007 compared to $218,000 for the same period in 2006. Other income primarily includes rental income and foreign currency gains and losses. This decrease is primarily due to lower rental income in 2007 partially offset by an increase in foreign currency gains in 2007 versus 2006.

     Interest expense represents interest charged on the Company's short-term borrowing requirements from banks and from long-term debt. Interest expense was $237,000 for the quarter ended June 30, 2007 as compared to $167,000 in 2006. The Company entered into a $6 million term loan in the fourth quarter of 2006 to finance the SIVA acquisition. This is partially offset by lower average borrowings and a lower borrowing rate in 2007 under the Company's lines of credit with banks when compared to 2006.

     For the quarter ended June 30, 2007, the Company's effective income tax rate was 27.8 %, compared to 35.5% in 2006. The variance from the federal statutory rate in 2007 was primarily due to state income taxes, non-deductible expenses, and the relative impact of these items in relation to the Company's expected pre-tax financial performance. The variance from the federal statutory rate in 2006 was primarily due to state income taxes, offset by benefits related to export sales as well as tax benefits related to domestic production activities.

Results of Operations -- Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

     The Company reported revenues of $97.7 million for the six months ended June 30, 2007, a decrease of 8% from the $105.9 million reported for the six months ended June 30, 2006. The Company's net loss for the six months ended June 30, 2007 was $2.3 million, or $.16 diluted net loss per share, compared to net income of $4.3 million and $.29 diluted net income per share for the same period in 2006.

     Product revenues from the Company's Hospitality segment were $35 million for the six months ended June 30, 2007, a decrease of 23% from the $45.7 million recorded in 2006. This decrease was due to a $11.7 million decline in domestic product sales primarily due to a continued delay in hardware orders from a major customer pending the release of that customer's new third party software. The decline was also due to the Company's delay in replacing hardware and software business associated with last year's orders from two new customers. This drop in domestic revenue was partially offset by a $1 million increase in international product sales. This increase was the result of growth in sales to the Company's restaurant customers in Asia and Canada.

     Customer service revenues are also generated by the Company's Hospitality segment. The Company's service offerings include installation, software maintenance, training, twenty-four hour help desk support and various depot and on-site service options. Customer service revenues were $31.6 million for the six months ended June 30, 2007, a 10% increase from $28.6 million reported for the same period in 2006. The growth is primarily related to the award of a new service contract with a major customer in October of 2006. Also contributing to the growth was an increase in software maintenance contracts.

     Contract revenues from the Company's Government segment were $31 million for the six months ended June 30, 2007, a decrease of 2 % when compared to the $31.6 million recorded in the same period in 2006. This minor decline was due to the completion of certain fixed price contracts and the delay in the start of some new awards in the information technology outsourcing area.

     Product margins for the six months ended June 30, 2007 were 40%, a decrease of 340 basis points from the 43.4% for the six months ended June 30, 2006. This decrease in margins was primarily attributable to lower software revenue in 2007 when compared to 2006 and to unfavorable absorption of fixed manufacturing costs as the result of a decline in production volume.

     Customer Service margins were 24% for the six months ended June 30, 2007, a decrease of 70 basis points compared to 24.7% for the same period in 2006. This decline is due to lower than planned installation revenue as a result of the decrease in product sales. This was partially offset by an increase in software maintenance.

     Contract margins were 5.9% for the six months ended June 30, 2007, a decline of 150 basis points versus 7.4% for the same period in 2006. The decrease was due to a favorable cost share adjustment on the Company's Logistics management program in 2006. This decrease was also due to the completion of various higher margin fixed-price contacts. The most significant components of contract costs in 2007 and 2006 were labor and fringe benefits. For 2007, labor and fringe benefits were $24.1 million or 82% of contract costs compared to $22.9 million or 78% of contract costs for the same period in 2006.

     Selling, general and administrative expenses are virtually all related to the Company's Hospitality segment. Selling, general and administrative expenses for the six months ended June 30, 2007 were $17.9 million, an increase of 10 % from the $16.3 million for the same period in 2006. This increase was due to a rise in sales and marketing expenses associated with restaurant products as the Company is investing in its international infrastructure and in the expansion of its dealer channel. The increase was also due to a rise in bad debt expense and stock based compensation expense.

     Research and development expenses relate primarily to the Company's Hospitality segment. Research and development expenses were $8.2 million for the six months ended June 30, 2007, an increase of 43% from the $5.7 million recorded in 2006. The increase was primarily attributable to the Company's continued research and development in its next generation software products for its restaurant customers. The platform for this next generation of products was acquired from SIVA Corporation in the fourth quarter of 2006.

     Amortization of identifiable intangible assets was $784,000 for the six months ended June 30, 2007 compared to $615,000 for 2006. The increase is primarily due to the amortization of intangible assets acquired as part of the acquisition of SIVA Corporation on November 2, 2006.

     Other income, net, was $394,000 for the six months ended June 30, 2007 compared to $375,000 for the same period in 2006. Other income primarily includes rental income and foreign currency gains and losses. This increase is primarily due to higher foreign currency gains in 2007 compared to 2006. This was partially offset by a decline in rental income in 2007 when compared to 2006.

     Interest expense represents interest charged on the Company's short-term borrowing requirements from banks and from long-term debt. Interest expense was $459,000 for the six months ended June 30, 2007 as compared to $252,000 in 2006. The Company experienced higher average borrowings in 2007 when compared to 2006 under its lines of credit with banks. In addition, the Company entered into a $6 million term loan in the fourth quarter of 2006 to finance the SIVA acquisition. This is partially offset by a lower average borrowing rate in 2007 when compared to 2006.

     For the six months ended June 30, 2007, the Company's effective income tax rate was 33.5 %, compared to 35.8% in 2006. The variance from the federal statutory rate in 2007 was primarily due to state income taxes, non-deductible expenses, and the relative impact of these items in relation to the Company's expected pre-tax financial performance. The variance from the federal statutory rate in 2006 was primarily due to state income taxes, offset by benefits related to export sales as well as tax benefits related to domestic production activities.

Liquidity and Capital Resources

     The Company's primary sources of liquidity have been cash flow from operations and lines of credit with various banks. Cash provided by operations was $1.9 million for the six months ended June 30, 2007 compared to cash used of $6.7 million for 2006. In 2007, cash was generated through collection of accounts receivable. This was partially offset by a growth in inventory and the timing of payments to vendors. In 2006, cash flow was negatively impacted by the timing of customer receipts and by inventory purchases in anticipation of future demand.

     Cash used in investing activities was $1.4 for the six months ended June 30, 2007 versus $1.1 million for the same period in 2006. In 2007, capital expenditures were $649,000 and were primarily for manufacturing and research and development equipment. Capitalized software costs relating to software development of Hospitality segment products were $730,000 in 2007. In 2006, capital expenditures were $867,000 and were principally for manufacturing and information technology equipment and software for internal use. Capitalized software costs relating to software development of Hospitality segment products were $234,000 in 2006.

     Cash used in financing activities was $1.6 million for the six months ended June 30, 2007 versus cash provided of $4.9 million in 2006. In 2007, the Company reduced its short-term borrowings by $1.7 million and decreased its long-term debt by $49,000. The Company also benefited $109,000 from the exercise of employee stock options. In 2006, the Company increased its short-term bank borrowings by $4.6 million and benefited $159,000 from the exercise of employee stock options.

     The Company has an aggregate availability of $20,000,000 in unsecured bank lines of credit. One line totaling $12,500,000 bears interest at the bank borrowing rate (6.8 % at June 30, 2007). The second line of $7,500,000 allows the Company, at its option, to borrow funds at the LIBOR rate plus the applicable interest rate spread or at the bank's prime lending rate (6.5 % at June 30, 2007). In June, 2007 these credit agreements were amended to waive the existing leverage and fixed charge coverage ratios for the remainder of 2007. Under the amendment, the Company is required to meet an EBITDA covenant for the balance of 2007. These lines expire in April 2009. The Company was in compliance with all loan covenants on June 30, 2007. At June 30, 2007, there was $6,043,000 outstanding under these lines. The weighted average interest rate paid by the Company during 2007 was 6.4% and 6.9% during 2006.

     In 2006, the Company borrowed $6,000,000 under an unsecured term loan agreement with a bank in connection with the acquisition of SIVA Corporation. The loan provides for interest only payments in the first year and escalating principal payments through 2012. The loan bears interest at the LIBOR rate plus the applicable interest rate spread (6.6 % at June 30, 2007).

     The Company has a $1,899,000 mortgage collateralized by certain real estate. The annual mortgage payment including interest totals $226,000. The mortgage bears interest at a fixed rate of 7% and matures in 2010.

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

INTEREST RATES

     As of June 30, 2007, the Company has $5.6 million in variable long-term debt and $6.5 million in variable short-term debt. The Company believes that an adverse change in interest rates of 100 basis points would not have a material impact on our business, financial condition, results of operations or cash flows.

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

Item 4. Controls and Procedures

     (a) Evaluation of Disclosure Controls and Procedures.

     As of the end of the period covered by this report, our management, including our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) of the Company. These officers have concluded that our disclosure controls and procedures are effective. As such, we believe that all material information relating to us and our consolidated subsidiaries required to be disclosed in our periodic filings with the Securities and Exchange Commission
(i) is recorded, processed, summarized and reported within the required time period, and (ii) is accumulated and communicated to the Company's management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

     (b)  Changes in Internal Controls.

     There was no change in the Company's internal controls over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, such internal controls over financial reporting.

                           PART II - OTHER INFORMATION

Item 1A.  Risk Factors

     The Company is exposed to certain risk factors that may effect operations and/or financial results. The significant factors known to the Company are described in the Company's most recently filed Annual Report on Form 10-K. There have been no material changes from the risk factors as previously disclosed in the Company's Annual Report on Form 10-K.

Item 4.  Submission of Matters to a Vote of Security Holders

     None.

Item 5.  Other Information

     On April 26, 2007, PAR Technology Corporation furnished a report on Form 8-K pursuant to Item 2.02 (Results of Operations and Financial Condition) of that Form relating to its financial information for the quarter ended March 31, 2007, as presented in a press release of April 26, 2007 and furnished thereto as an exhibit.

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









Date:  August 9, 2007



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

I, John W. Sammon certify that:

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


Date: August 9, 2007
                                            John W. Sammon
                                            -----------------------------------
                                            John W. Sammon
                                            Chairman of the Board and
                                            Chief Executive Officer

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

Date: August 9, 2007
                                            Ronald J. Casciano
                                            -----------------------------------
                                            Ronald J. Casciano
                                            Vice President,
                                            Chief Financial Officer & Treasurer

                                  Exhibit 32.1


                           PAR TECHNOLOGY CORPORATION
                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of PAR Technology Corporation (the "Company") on Form 10-Q for the quarter ended June 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), we, John
W. Sammon, Jr. and Ronald J. Casciano, Chairman of the Board & Chief Executive Officer and Vice President, Chief Financial Officer & Treasurer of the Company, certify pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that to the best of our knowledge:


     (1) The Report fully complies with the requirement of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.






John W. Sammon
------------------------------
John W. Sammon
Chairman of the Board & Chief Executive Officer
August 9, 2007

Ronald J. Casciano
------------------------------
Ronald J. Casciano
Vice President, Chief Financial Officer & Treasurer
August 9, 2007