Form 10-Q
period 2007-09-30
PAR TECHNOLOGY CORP
filed 2007-11-09
CIK 708821

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


     For the Quarter Ended September 30, 2007. Commission File Number 1-9720

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

     The number of shares outstanding of registrant's common stock, as of October 31, 2007 - 14,379,330 shares.

                           PAR TECHNOLOGY CORPORATION


                                TABLE OF CONTENTS
                                    FORM 10-Q


                                     PART I
                              FINANCIAL INFORMATION


   Item Number
   -----------

      Item 1.    Financial Statements (unaudited)
                 - Consolidated Statements of Operations for the three and nine months ended September 30, 2007 and 2006

                 - Consolidated Statements of Comprehensive Income (Loss)for the three and nine months ended September 30, 2007 and 2006

                 - Consolidated Balance Sheets at September 30, 2007 and December 31, 2006

                 -  Consolidated Statements of Cash Flows
                    for the nine months ended September 30, 2007 and 2006

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

      Exhibit Index

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                   PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                       For the three months      For the nine months
                                                        ended September 30,       ended September 30,
                                                      ----------------------    ----------------------
                                                         2007         2006         2007         2006
                                                      ---------    ---------    ---------    ---------
Net revenues:
     Product ......................................   $  18,066    $  17,975    $  53,092    $  63,705
     Service ......................................      17,006       15,092       48,635       43,723
     Contract .....................................      16,505       15,467       47,558       47,046
                                                      ---------    ---------    ---------    ---------
                                                         51,577       48,534      149,285      154,474
                                                      ---------    ---------    ---------    ---------
Costs of sales:
     Product ......................................      10,681       10,370       31,688       36,242
     Service ......................................      13,238       11,387       37,290       32,937
     Contract .....................................      15,256       14,600       44,462       43,844
                                                      ---------    ---------    ---------    ---------
                                                         39,175       36,357      113,440      113,023
                                                      ---------    ---------    ---------    ---------

     Gross margin .................................      12,402       12,177       35,845       41,451
                                                      ---------    ---------    ---------    ---------
Operating expenses:
     Selling, general and administrative ..........       8,581        8,241       26,476       24,510
     Research and development .....................       4,562        2,613       12,763        8,348
     Amortization of identifiable intangible assets         397          307        1,181          922
                                                      ---------    ---------    ---------    ---------
                                                         13,540       11,161       40,420       33,780
                                                      ---------    ---------    ---------    ---------

Operating income (loss) ...........................      (1,138)       1,016       (4,575)       7,671
Other income, net .................................         350           62          744          437
Interest expense ..................................        (310)        (206)        (769)        (458)
                                                      ---------    ---------    ---------    ---------
Income (loss) before provision for income taxes ...      (1,098)         872       (4,600)       7,650
Benefit (provision) for income taxes ..............         236         (322)       1,409       (2,750)
                                                      ---------    ---------    ---------    ---------
Net income (loss) .................................   $    (862)   $     550    $  (3,191)   $   4,900
                                                      =========    =========    =========    =========
Earnings (loss) per share

     Basic ........................................   $    (.06)   $     .04    $    (.22)   $     .35

     Diluted ......................................   $    (.06)   $     .04    $    (.22)   $     .33
Weighted average shares outstanding

     Basic ........................................      14,351       14,181       14,340       14,168
                                                      =========    =========    =========    =========
     Diluted ......................................      14,351       14,646       14,340       14,751
                                                      =========    =========    =========    =========


See notes to unaudited interim consolidated financial statements

                   PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (in thousands)
                                   (unaudited)


                                                       For the three months      For the nine months
                                                        ended September 30,       ended September 30,
                                                      ----------------------    ----------------------
                                                         2007         2006         2007         2006
                                                      ---------    ---------    ---------    ---------
Net income (loss) .................................   $    (862)   $     550    $  (3,191)   $   4,900

Other comprehensive income, net of tax:

     Foreign currency translation adjustments .....         505           62        1,034          183
                                                      ---------    ---------    ---------    ---------

Comprehensive income (loss) .......................   $    (357)   $     612    $  (2,157)   $   5,083
                                                      =========    =========    =========    =========







See notes to unaudited interim consolidated financial statements

                   PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)
                                   (unaudited)

                                                    September 30, December 31,
                                                        2007          2006
                                                    ------------- ------------
Assets
Current assets:
     Cash and cash equivalents ...................   $   4,506    $   4,273
     Accounts receivable-net .....................      39,398       46,791
     Inventories-net .............................      38,282       35,948
     Income tax refunds ..........................         983        1,103
     Deferred income taxes .......................       6,355        5,139
     Other current assets ........................       3,328        2,737
                                                     ---------    ---------
          Total current assets ...................      92,852       95,991
Property, plant and equipment - net ..............       7,215        7,535
Goodwill .........................................      26,767       25,734
Intangible assets - net ..........................      10,163       10,695
Other assets .....................................       3,526        2,841
                                                     ---------    ---------
                                                     $ 140,523    $ 142,796
                                                     =========    =========
Liabilities and Shareholders' Equity
Current liabilities:
     Current portion of long-term debt ...........   $     694    $     240
     Borrowings under lines of credit ............       5,421        7,713
     Accounts payable ............................      11,463       12,470
     Accrued salaries and benefits ...............       7,820        8,279
     Accrued expenses ............................       2,791        1,861
     Customer deposits ...........................       4,589        3,656
     Deferred service revenue ....................      12,413       12,254
                                                     ---------    ---------
         Total current liabilities ...............      45,191       46,473
                                                     ---------    ---------
Long-term debt ...................................       7,182        7,708
                                                     ---------    ---------
Deferred income taxes ............................         899          653
                                                     ---------    ---------
Other long-term liabilities ......................       2,878        1,879
                                                     ---------    ---------
Shareholders' Equity:
     Preferred stock, $.02 par value,
       1,000,000 shares authorized ...............        --           --
     Common stock, $.02 par value,
       29,000,000 shares authorized;
       16,031,035 and 15,980,486 shares issued;
        14,378,280 and 14,327,731outstanding .....         321          320
     Capital in excess of par value ..............      39,048       38,602
     Retained earnings ...........................      49,968       53,159
     Accumulated other comprehensive income (loss)         545         (489)
     Treasury stock, at cost, 1,652,755 shares ...      (5,509)      (5,509)
                                                     ---------    ---------
         Total shareholders' equity ..............      84,373       86,083
                                                     ---------    ---------
                                                     $ 140,523    $ 142,796
                                                     =========    =========


See notes to unaudited interim consolidated financial statements


                   PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                For the nine months
                                                                                 ended September 30,
                                                                                 -------------------
                                                                                   2007       2006
                                                                                 -------    -------
Cash flows from operating activities:
    Net income (loss) ........................................................   $(3,191)   $ 4,900
    Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
         Depreciation and amortization .......................................     2,915      2,858
         Provision for bad debts .............................................     1,395        363
         Provision for obsolete inventory ....................................     1,998      1,193
         Equity based compensation ...........................................       328        200
         Deferred income tax .................................................    (1,577)     1,675
         Changes in operating assets and liabilities:
             Accounts receivable .............................................     5,998     (7,482)
             Inventories .....................................................    (4,332)    (6,470)
             Income tax refunds ..............................................       120     (1,474)
             Other current assets ............................................      (591)      (594)
             Other assets ....................................................      (685)      (608)
             Accounts payable ................................................    (1,034)       210
             Accrued salaries and benefits ...................................      (459)    (2,363)
             Accrued expenses ................................................       930       (349)
             Customer deposits ...............................................       933       (428)
             Deferred service revenue ........................................       159       (716)
             Other long-term liabilities .....................................       999        802
                                                                                 -------    -------
               Net cash provided by (used in) operating activities ...........     3,906     (8,283)
                                                                                 -------    -------
Cash flows from investing activities:
    Capital expenditures .....................................................    (1,049)      (962)
    Capitalization of software costs .........................................      (788)      (399)
                                                                                 -------    -------
               Net cash used in investing activities .........................    (1,837)    (1,361)
                                                                                 -------    -------
Cash flows from financing activities:
    Net borrowings (payments) under line-of-credit agreements ................    (2,292)     6,399
    Payments of long-term debt ...............................................       (72)        (6)
    Proceeds from the exercise of stock options ..............................       119        160
    Excess tax benefit of stock option exercises .............................      --          169
    Cash dividend in lieu of fractional shares on stock split ................      --           (4)
                                                                                 -------    -------
               Net cash provided by (used in) financing activities ...........    (2,245)     6,718
                                                                                 -------    -------
Effect of exchange rate changes on cash and cash equivalents .................       409         42
                                                                                 -------    -------
Net increase (decrease) in cash and cash equivalents .........................       233     (2,884)
Cash and cash equivalents at beginning of period .............................     4,273      4,982
                                                                                 -------    -------
Cash and cash equivalents at end of period ...................................   $ 4,506    $ 2,098
                                                                                 =======    =======

Supplemental disclosures of cash flow information:
Cash paid during the period for:
    Interest .................................................................   $   725    $   426
    Income taxes, net of refunds .............................................      (145)     2,316


See notes to unaudited interim consolidated financial statements

                   PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
          NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS


1. The accompanying unaudited interim consolidated financial statements have been prepared by PAR Technology Corporation (the "Company" or "PAR") in accordance with U.S. generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements. Accordingly, these interim financial statements do not include all information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of the Company, such unaudited statements include all adjustments (which comprise only normal recurring accruals) necessary for a fair presentation of the results for such periods. The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results of operations to be expected for any future period. The consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2006 included in the Company's December 31, 2006 Annual Report to the Securities and Exchange Commission on Form 10-K.

     The preparation of consolidated financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include: the carrying amount of property, plant and equipment, identifiable intangible assets and goodwill, equity based compensation and valuation allowances for receivables, inventories and deferred income taxes. Actual results could differ from those estimates.

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

     On an unaudited proforma basis, assuming the completed acquisition had occurred as of the beginning of the periods presented, the consolidated results of the Company would have been as follows (in thousands, except per share amounts):

                                For the three months       For the nine months
                              ended September 30, 2006  ended September 30, 2006
                              ------------------------  ------------------------

Net revenues ............            $    48,677              $   155,669
Net income (loss) .......            $      (245)             $     2,435

Earnings (loss) per share:
   Basic .................           $      (.02)             $       .17
   Diluted ...............           $      (.02)             $       .16

     The unaudited proforma financial information presented above gives effect to purchase accounting adjustments which have resulted or are expected to result from the acquisition. This proforma information is not necessarily indicative of the results that would actually have been obtained had the companies been combined for the periods presented.

3.   Inventories   are  primarily  used  in  the   manufacture  and  service  of
     Hospitality  products.  The  compo-nents  of  inventory,   net  of  related
     reserves, consist of the following:

                                                      (in thousands)
                                             September 30,         December 31,
                                                2007                  2006
                                             ----------            --------

           Finished goods ............       $   9,674             $  9,533
           Work in process ...........           2,056                1,667
           Component parts ...........           8,229                7,119
           Service parts .............          18,323               17,629
                                             ---------             --------
                                             $  38,282             $ 35,948
                                             =========             ========

     At September 30, 2007 and December 31, 2006, the Company had recorded reserves for shrinkage, excess and obsolete inventory of $4,963,000 and $3,658,000, respectively.

4. Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123R Share-Based Payment (SFAS 123R) on a modified prospective basis. This standard requires the Company to measure the cost of employee services received in exchange for equity awards based on the grant date fair value of the awards. The cost is recognized as compensation expense over the vesting period of the awards. Total compensation expense included in operating expenses for the three and nine months ended September 30, 2007 was $57,000 and $328,000, respectively. Total compensation expense included in operating expenses for the three and nine months ended September 30, 2006 was $62,000 and $200,000, respectively. At September 30, 2007, the unrecognized compensation expense related to non-vested option awards was $660,000 (net of estimated forfeitures).

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

     The  following  is  a   reconciliation   of  the  weighted  average  shares
     outstanding for the basic and diluted EPS computations (in thousands, except per share data):

                                                        For the three months
                                                         ended September 30,
                                                        --------------------
                                                          2007         2006
                                                        --------    --------

Net income (loss) ...................................   $   (862)   $    550
                                                        ========    ========
Basic:
     Shares outstanding at beginning of period ......     14,349      14,181
     Weighted average shares issued during the period          2        --
                                                        --------    --------
     Weighted average common shares, basic ..........     14,351      14,181
                                                        ========    ========
     Earnings (loss) per common share, basic ........   $   (.06)   $    .04
                                                        ========    ========
Diluted:
     Weighted average common shares, basic ..........     14,351      14,181
     Dilutive impact of stock options ...............       --           465
                                                        --------    --------
     Weighted average common shares, diluted ........     14,351      14,646
                                                        ========    ========
     Earnings (loss) per common share, diluted ......   $   (.06)   $    .04
                                                        ========    ========


                                                        For the nine months
                                                         ended September 30,
                                                        --------------------
                                                          2007         2006
                                                        --------    --------
Net income (loss) ...................................   $ (3,191)   $  4,900
                                                        ========    ========
Basic:
     Shares outstanding at beginning of period ......     14,310      14,137
     Weighted average shares issued during the period         30          31
                                                        --------    --------
     Weighted average common shares, basic ..........     14,340      14,168
                                                        ========    ========
     Earnings (loss) per common share, basic ........   $   (.22)   $    .35
                                                        ========    ========
Diluted:
     Weighted average common shares, basic ..........     14,340      14,168
     Dilutive impact of stock options ...............       --           583
                                                        --------    --------
     Weighted average common shares, diluted ........     14,340      14,751
                                                        ========    ========
     Earnings (loss) per common share, diluted ......   $   (.22)   $    .33
                                                        ========    ========


     For the three and nine months ended September 30, 2007, 418,016 and 446,372, respectively, of incremental shares from the assumed exercise of stock options and 23,594 restricted stock awards are not included in the computation of diluted earnings per share because of the anti-dilutive effect on earnings per share.

6. The Company has adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48) effective January 1, 2007. The Company's adoption of FIN 48 on January 1, 2007, did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

     As of September 30, 2007 and January 1, 2007, the Company had an insignificant amount of unrecognized tax benefits. The Company's policy is to recognize interest and penalties on unrecognized tax benefits in income tax expense in the consolidated statements of operations. The amount of interest and penalties for the nine months ended September 30, 2007 was deemed immaterial by the Company. The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is no longer subject to U.S. Federal or state income tax examinations by tax authorities for tax years prior to 2003.

7.   Interest Rate Swap

     In September 2007, the Company entered into an interest rate swap agreement associated with a $6,000,000 variable rate loan with principal and interest payments due through August 2012. At September 30, 2007, the notional principal amount totaled $6,000,000. This instrument was utilized by the Company to minimize significant unplanned fluctuations in earnings and cash flows caused by interest rate volatility. The Company did not adopt hedge accounting under the provision of FASB Statement No 133, Accounting for Derivative Instruments and Hedging Activities, but rather records the fair market value adjustments through the consolidated statements of operations each period. The associated fair value adjustment included within the consolidated statements of operations for the three and nine-months ended September 30, 2007 was not material and is included within interest expense.

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

     Information as to the Company's segments is set forth below:

                                 (in thousands)


                                  For the three months     For the nine months
                                   ended September 30,      ended September 30,
                                 ----------------------   ---------------------
                                    2007         2006         2007        2006
                                 ---------    ---------   ---------   ---------
Revenues:
     Hospitality .............   $  35,072    $  33,067   $ 101,727   $ 107,428
     Government ..............      16,505       15,467      47,558      47,046
                                 ---------    ---------   ---------   ---------
Total ........................   $  51,577    $  48,534   $ 149,285   $ 154,474
                                 =========    =========   =========   =========
Operating income(loss):
     Hospitality .............   $  (2,213)   $     213   $  (7,108)  $   4,647
     Government ..............       1,132          803       2,861       3,024
     Other ...................         (57)        --          (328)       --
                                 ---------    ---------   ---------   ---------
                                    (1,138)       1,016      (4,575)      7,671
Other income, net ............         350           62         744         437
Interest expense .............        (310)        (206)       (769)       (458)
                                 ---------    ---------   ---------   ---------
Income (loss) before provision
  for income taxes ...........   $  (1,098)   $     872   $  (4,600)  $   7,650
                                 =========    =========   =========   =========

Depreciation and amortization:
     Hospitality .............   $     829    $     835   $   2,580   $   2,531
     Government ..............          43           10          60          35
     Other ...................          88           99         275         292
                                 ---------    ---------   ---------   ---------
           Total .............   $     960    $     944   $   2,915   $   2,858
                                 =========    =========   =========   =========
Capital expenditures:
     Hospitality .............   $     366    $      70   $     943   $     766
     Government ..............          26           10          58          10
     Other ...................           8           15          48         186
                                 ---------    ---------   ---------   ---------
           Total .............   $     400    $      95   $   1,049   $     962
                                 =========    =========   =========   =========

Revenues by geographic area:
     United States ...........   $  44,464    $  41,523   $ 127,968   $ 134,694
     Other Countries .........       7,113        7,011      21,317      19,780
                                 ---------    ---------   ---------   ---------
           Total .............   $  51,577    $  48,534   $ 149,285   $ 154,474
                                 =========    =========   =========   =========


     The following table represents identifiable assets by business segment:

                                               (in thousands)
                                        September 30,      December 31,
                                           2007               2006
                                         --------           --------
Identifiable assets:
    Hospitality ................         $119,584           $123,958
    Government .................           11,230             10,898
    Other ......................            9,709              7,940
                                         --------           --------
Total ..........................         $140,523           $142,796
                                         ========           ========

     The following table presents identifiable assets by geographic area based on the location of the asset:

                                                         (in thousands)
                                                 September 30,      December 31,
                                                    2007                 2006
                                                 ----------         ------------

           United States .................       $  127,570          $  135,337
           Other Countries ...............           12,953               7,459
                                                 ----------          ----------
                  Total                          $  140,523          $  142,796
                                                 ==========          ==========


     The following table represents Goodwill by business segment:

                                                            (in thousands)
                                                 September 30,      December 31,
                                                     2007               2006
                                                 -------------      ------------

           Hospitality ...................       $   26,171          $   25,138
           Government ....................              596                 596
                                                 ----------          ----------
                  Total                          $   26,767          $   25,734
                                                 ==========          ==========


     Customers comprising 10% or more of the Company's total revenues are summarized as follows:

                                        For the three months For the nine months
                                         ended September 30, ended September 30,
                                        -------------------  ------------------
                                           2007       2006      2007       2006
                                         -------    -------    -------    ------

Restaurant Segment:
     McDonald's Corporation ........        24%        26%        25%        26%
     Yum! Brands, Inc. .............        16%        15%        14%        12%
Government Segment:
     Department of Defense .........        32%        32%        32%        30%
All Others .........................        28%        27%        29%        32%
                                           ---        ---        ---        ---
                                           100%       100%       100%       100%
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

Overview

     PAR is a leading provider of technology systems for the restaurant, hotel/resort, hospitality and specialty retail industries. PAR continues as a leader in supplying information technology outsourcing and applied technology to the Federal Government.

     The Company's hospitality technology products are used in several vertical markets in a variety of applications by numerous customers. The Company encounters competition in all of its markets (restaurants, hotels, theaters, specialty retail, etc.) and competes primarily on the basis of product design, features/functions, product quality/reliability, price, customer service and delivery capability. Recent trends among hospitality organizations has been to consolidate their lists of approved vendors to companies that have a global capability, can achieve high quality and delivery standards, have multiple product offerings, R&D capability, and are competitive with their pricing. PAR is confident that its global presence as a technology provider is a crucial competitive advantage as the Company provides innovative products/solutions, with a significant global delivery capability to its multinational customers like McDonald's, Yum! Brands and Mandarin Oriental Hotel Group.

     In the fourth quarter of 2006 PAR acquired the assets of SIVA Corporation, a privately held hospitality software company and a cutting edge provider of web-based service oriented architected software applications to large hospitality organizations in table-service dining and theme park resorts.
Several organizations in hospitality technology believe that the value in restaurant technology occurs at the point-of-sale. PAR understands fully that to successfully run an enterprise business, a wide range of operational information is necessary--and that information has high strategic value to the individual stores, managers, and corporate employees beyond just accounting and cash management. Par-Siva's applications collect data at the site and then deliver it to wherever it is required throughout the organization--not as an add-on module, but as an integral component of every application's design. Today's hospitality organizations are integrated and connected like never before. Par-Siva's offering was designed from the ground up to utilize the operational knowledge and experience PAR has in hospitality and specifically restaurants. Par-Siva's applications automate core restaurant processes such as order entry, food preparation, inventory control, and labor management. The applications can deliver action prompts and performance scorecards. From tracking to monitoring equipment performance, Par-Siva's offerings support operations.

     PAR's go-forward strategy is to provide totally integrated technology systems, professional services and high level lifecycle support in the industries in which it competes. The Company continues to focus its research and development efforts on developing new technical products (software and hardware) that meet and exceed our customers' needs and have high probability for broader market appeal and success. PAR focuses upon efficiency in its operations and controlling costs.

     PAR operates two wholly-owned subsidiaries in the Government business segment, PAR Government Systems Corporation (PGSC) and Rome Research Corporation
(RRC). As a long-standing Government contractor, PAR designs advanced technology systems for the U.S. Department of Defense and other U.S. Governmental agencies. Additionally, PAR provides information technology and communications support services to the U.S. Navy, U.S. Air Force and U.S. Army. The Company
concentrates its computer-based system design capabilities on providing high quality technical expertise and services, ranging from experimental studies to advanced operational systems, within a variety of areas of research, including radar, image and signal processing, logistic management systems, and geospatial services and products. The Company will continue to execute its strategy of leveraging its core technical capabilities and performance into related technical areas and an expanding customer base. The Company will seek to accelerate this growth through strategic acquisitions of businesses that broaden the Company's technology and/or business base.

     PAR's future business plan is to continue to expand the Company's customer base and solidify its leading position in the industries to which it markets by:

     o Developing integrated solutions

     o Continuing to grow global presence in growth markets

     o Concentrating on customer needs

     o Encouraging and rewarding entrepreneurial corporate attitude and spirit

     o Fostering a mindset of controlling cost

     o Pursuing strategic acquisitions

Summary

     The Company believes it can continue to be successful in its two core business segments -Hospitality and Government. The Company's focus and industry expertise will enable this to happen. PAR will continue its three pronged investment initiative for the remainder of 2007 in these particular areas: the continued development of the newly acquired SIVA software platform for table service and quick serve restaurant chains; increasing the Company's distribution channel for hospitality markets; and investing in the international business infrastructure, in particular in the Asia-Pacific Rim region. The Company will benefit from its efficient supply chain and economies of scale as it leverages suppliers and distribution operations. PAR remains committed to streamlining operations and improving return on invested capital through a variety of initiatives.

Results of Operations -- Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

     The Company reported revenues of $51.6 million for the quarter ended September 30, 2007, an increase of 6% from the $48.5 million reported for the quarter ended September 30, 2006. The Company's net loss for the quarter ended September 30, 2007 was $862,000, or $.06 diluted loss per share, compared to net income of $550,000 and $.04 diluted income per share for the same period in 2006.

     Product revenues from the Company's Hospitality segment were $18.1 million for the quarter ended September 30, 2007, an increase of less than 1% from the $18.0 million recorded in 2006. This increase was due to 1% improvement in domestic product sales primarily due to Yum! Brands. Domestic sales continued to be impacted by a continued delay in hardware orders from a major customer pending the release of that customer's new third party software. This increase in domestic revenue was partially offset by a 1% decline in international product sales. This decrease was due to the timing of restaurant customer orders in Asia partially offset by a growth in sales to Canada.

     Customer service revenues are also generated by the Company's Hospitality segment. The Company's service offerings include installation, software maintenance, training, twenty-four hour help desk support and various depot and on-site service options. Customer service revenues were $17 million for the quarter ended September 30, 2007, a 13% increase from $15.1 million reported for the same period in 2006. The growth is primarily related to the award of a new service contract with a major customer in October of 2006.

     Contract revenues from the Company's Government segment were $16.5 million for the quarter ended September 30, 2007, an increase of 7% when compared to the $15.5 million recorded in the same period in 2006. This increase was primarily due to the start of a new contract in the information technology outsourcing area. These outsourcing operations provided by the Company directly support U.S. Navy, Air Force and Army operations as they seek to convert their military information technology communications facilities into contractor-run operations and to meet new requirements with contractor support.

     Product margins for the quarter ended September 30, 2007 were 40.9%, a decrease of 140 basis points from the 42.3% for the quarter ended September 30, 2006. This decrease in margins was primarily attributable to hardware product mix partially offset by an increase in software revenue to both restaurant and resort and spa customers.

     Customer service margins were 22.2% for the quarter ended September 30, 2007 a decrease of 230 basis points compared to 24.5% for the same period in 2006. Service margins declined primarily to the obsolescence of service parts for a discontinued product line. This was partially offset by an increase in software maintenance margins due to increased revenue in this area.

     Contract margins were 7.6% for the quarter ended September 30, 2007, an increase of 200 basis points compared to 5.6% for the same period in 2006. This increase was primarily due to a one time favorable adjustment associated with a contractual claim on a fixed price contact. This was partially offset by start up costs on a new Information Technology outsourcing contract with the Navy. The most significant components of contract costs in 2007 and 2006 were labor and fringe benefits. For 2007, labor and fringe benefits were $11.3 million or 74% of contract costs compared to $11.4 million or 78% of contract costs for the same period in 2006.

     Selling, general and administrative expenses are virtually all related to the Company's Hospitality segment. Selling, general and administrative expenses for the quarter ended September 30, 2007 were $8.6 million, an increase of 4% from the $8.2 million for the same period in 2006. This increase was primarily due to a rise in sales and marketing expenses associated with restaurant products as the Company is investing in its international infrastructure and in the expansion of its dealer channel. The increase is also due to higher bad debt expense in 2007 versus 2006. This was partially offset by start up costs incurred in 2006 in anticipation of a new service contract with a restaurant customer that did not recur in 2007.

     Research and development expenses relate primarily to the Company's Hospitality segment. Research and development expenses were $4.6 million for the quarter ended September 30, 2007, an increase of 75% from the $2.6 million recorded in 2006. The increase was primarily attributable to the Company's continued research and development in its next generation software products for its restaurant customers. The platform for this next generation of products was acquired from SIVA Corporation in the fourth quarter of 2006.

     Amortization of identifiable intangible assets was $397,000 for the quarter ended September 30, 2007 compared to $307,000 for 2006. The increase is primarily due to the amortization of intangible assets acquired from SIVA Corporation in the fourth quarter of 2006.

     Other income, net, was $350,000 for the quarter ended September 30, 2007 compared to $62,000 for the same period in 2006. Other income primarily includes rental income and foreign currency gains and losses. This increase is primarily due to higher rental income in 2007 compared to 2006 and an increase in foreign currency gains in 2007 versus 2006.

     Interest expense represents interest charged on the Company's short-term borrowing requirements from banks and from long-term debt. Interest expense was $310,000 for the quarter ended September 30, 2007 as compared to $206,000 in 2006. The increase was due to a $6 million term loan in the fourth quarter of 2006 to finance the SIVA acquisition. In addition, the Company's borrowing rate increased in 2007 compared to 2006. This is partially offset by lower average borrowings in 2007 under the Company's lines of credit with banks when compared to 2006.

     For the quarter ended September 30, 2007, the Company's effective income tax rate was 21.5%, compared to 36.9% in 2006. The decrease is due to the impact of state income taxes and non-deductible expenses on a projected pretax loss for 2007 versus pretax income for 2006. Also contributing to this decrease is the impact of foreign capital taxes, non-deductible foreign losses and reduced export sales benefits claimed on the 2006 tax return.

Results of Operations -- Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

     The Company reported revenues of $149.3 million for the nine months ended September 30, 2007, a decrease of 3% from the $154.5 million reported for the nine months ended September 30, 2006. The Company's net loss for the nine months ended September 30, 2007 was $3.2 million, or $.22 diluted loss per share, compared to net income of $4.9 million and $.33 diluted income per share for the same period in 2006.

     Product revenues from the Company's Hospitality segment were $53.1 million for the nine months ended September 30, 2007, a decrease of 17% from the $63.7 million recorded in 2006. This decrease was due to an $11.5 million decline in domestic product sales primarily due to a continued delay in hardware orders from a major customer pending the release of that customer's new third party software. The decline was also due to the Company's delay in replacing hardware and software business associated with last year's orders from two new customers. This drop in domestic revenue was partially offset by a $900,000 increase in international product sales. This increase was the result of growth in sales to the Company's restaurant customers in Asia and Canada.

     Customer service revenues are also generated by the Company's Hospitality segment. The Company's service offerings include installation, software maintenance, training, twenty-four hour help desk support and various depot and on-site service options. Customer service revenues were $48.6 million for the nine months ended September 30, 2007, an 11% increase from $43.7 million reported for the same period in 2006. The growth is primarily related to the award of a new service contract with a major customer in October of 2006. Also contributing to the growth was an increase in software maintenance contracts.

     Contract revenues from the Company's Government segment were $47.6 million for the nine months ended September 30, 2007, an increase of 1% when compared to the $47 million recorded in the same period in 2006. This increase was due to the timing of new awards in the information technology outsourcing area, partially offset by the completion of some older contracts.

     Product margins for the nine months ended September 30, 2007 were 40.3%, a decrease of 280 basis points from the 43.1% for the nine months ended September 30, 2006. This decrease in margins was primarily attributable to lower software revenue in 2007 when compared to 2006 and to unfavorable absorption of fixed manufacturing costs as the result of a decline in production volume.

     Customer service margins were 23.3% for the nine months ended September 30, 2007, a decrease of 140 basis points compared to 24.7% for the same period in 2006. This decline is due to lower than planned installation revenue as a result of the decrease in product sales and the obsolescence of service parts for a discontinued product line. This was partially offset by an increase in software maintenance.

     Contract margins were 6.5% for the nine months ended September 30, 2007, a decline of 30 basis points versus 6.8% for the same period in 2006. The decrease was due to a favorable cost share adjustment on the Company's Logistics Management program in 2006. The decrease was also attributable to start up costs incurred on a new Information Technology outsourcing contract with the Navy. Partially offsetting these declines was a one time favorable adjustment associated with a contractual claim on a fixed price contract. The most significant components of contract costs in 2007 and 2006 were labor and fringe benefits. For 2007, labor and fringe benefits were $35.4 million or 79% of contract costs compared to $34.2 million or 78% of contract costs for the same period in 2006.

     Selling, general and administrative expenses are virtually all related to the Company's Hospitality segment. Selling, general and administrative expenses for the nine months ended September 30, 2007 were $26.5 million, an increase of 8% from the $24.5 million for the same period in 2006. This increase was due to a rise in sales and marketing expenses associated with restaurant products as the Company is investing in its international infrastructure and in the expansion of its dealer channel. The increase was also due to a rise in bad debt expense and stock based compensation expense.

     Research and development expenses relate primarily to the Company's Hospitality segment. Research and development expenses were $12.8 million for the nine months ended September 30, 2007, an increase of 53% from the $8.3 million recorded in 2006. The increase was primarily attributable to the Company's continued research and development in its next generation software products for its restaurant customers. The platform for this next generation of products was acquired from SIVA Corporation in the fourth quarter of 2006.

     Amortization of identifiable intangible assets was $1.2 million for the nine months ended September 30, 2007 compared to $922,000 for 2006. The increase is primarily due to the amortization of intangible assets acquired from SIVA Corporation in the fourth quarter of 2006.

     Other income, net, was $744,000 for the nine months ended September 30, 2007 compared to $437,000 for the same period in 2006. Other income primarily includes rental income and foreign currency gains and losses. This increase is primarily due to higher foreign currency gains in 2007 compared to 2006.

     Interest expense represents interest charged on the Company's short-term borrowing requirements from banks and from long-term debt. Interest expense was $769,000 for the nine months ended September 30, 2007 as compared to $458,000 in 2006. This increase is primarily due to a $6 million term loan executed in the fourth quarter of 2006 to finance the SIVA acquisition.


     For the nine months ended September 30, 2007, the Company's effective income tax rate was 30.6%, compared to 35.9% in 2006. The decrease is due to the impact of state income taxes and non-deductible expenses on a projected pretax loss for 2007 versus pretax income for 2006. Also contributing to this decrease is the impact of foreign capital taxes, non-deductible foreign losses and reduced export sales benefits claimed on the 2006 tax return.


Liquidity and Capital Resources

     The Company's primary sources of liquidity have been cash flow from operations and lines of credit with various banks. Cash provided by operations was $3.9 million for the nine months ended September 30, 2007 compared to cash used of $8.3 million for 2006. In 2007, cash was generated through collection of accounts receivables. This was partially offset by a growth in inventory and the timing of payments to vendors. In 2006, cash flow was negatively impacted by the timing of customer receipts and by inventory purchases in anticipation of future demand.

     Cash used in investing activities was $1.8 million for the nine months ended September 30, 2007 versus $1.4 million for the same period in 2006. In 2007, capital expenditures were $1 million and were primarily for manufacturing and research and development equipment. Capitalized software costs relating to software development of Hospitality segment products were $788,000 in 2007. In 2006, capital expenditures were $962,000 and were principally for manufacturing and information technology equipment and software for internal use. Capitalized software costs relating to software development of Hospitality segment products were $399,000 in 2006.

     Cash used in financing activities was $2.2 million for the nine months ended September 30, 2007 versus cash provided of $6.7 million in 2006. In 2007, the Company reduced its short-term borrowings by $2.3 million and decreased its long-term debt by $72,000. The Company also benefited $119,000 from the exercise of employee stock options. In 2006, the Company increased its short-term bank borrowings by $6.4 million and benefited $160,000 from the exercise of employee stock options.

     The Company has an aggregate availability of $20,000,000 in unsecured bank lines of credit. One line totaling $12,500,000 bears interest at the bank borrowing rate (7.3% at September 30, 2007). The second line of $7,500,000 allows the Company, at its option, to borrow funds at the LIBOR rate plus the applicable interest rate spread or at the bank's prime lending rate (7.4% at September 30, 2007). In June, 2007 these credit agreements were amended to waive the existing leverage and fixed charge coverage ratios for the remainder of 2007. Under the amendment, the Company is required to meet an EBITDA covenant for the balance of 2007. These lines expire in April 2009. The Company was in compliance with its EBITDA covenant on September 30, 2007. At September 30, 2007, there was $5,421,000 outstanding under these lines. The weighted average interest rate paid by the Company during 2007 was 6.6% and 6.7% during 2006.

     In 2006, the Company borrowed $6,000,000 under an unsecured term loan agreement with a bank in connection with the asset acquisition from SIVA Corporation. The loan provides for interest only payments in the first year and escalating principal payments through 2012. The loan bears interest at the LIBOR rate plus the applicable interest rate spread (7.3 % at September 30, 2007).

     In September 2007, the Company entered into an interest rate swap agreement associated with a $6,000,000 variable rate loan with principal and interest payments due through August 2012. At September 30, 2007, the notional principal amount totaled $6,000,000. This instrument was utilized by the Company to minimize significant unplanned fluctuations in earnings and cash flows caused by interest rate volatility. The Company did not adopt hedge accounting under the provision of FASB Statement No 133, Accounting for Derivative Instruments and Hedging Activities, but rather records the fair market value adjustments through the consolidated statements of operations each period. The associated fair value adjustment included within the consolidated statements of operations for the three and nine-months ended September 30, 2007 was not material and is included within interest expense.

     The Company has a $1,877,000 mortgage collateralized by certain real estate. The annual mortgage payment including interest totals $226,000. The mortgage bears interest at a fixed rate of 7% and matures in 2010.

     During fiscal year 2007, the Company anticipates that its capital requirements will be less than $2 million. The Company does not usually enter into long term contracts with its major Hospitality segment customers. The Company commits to purchasing inventory from its suppliers based on a combin-ation of internal forecasts and the actual orders from customers. This process, along with good relations with suppliers, minimizes the working capital investment required by the Company. Although the Company lists two major customers, McDonald's and Yum! Brands, it sells to hundreds of individual franchisees of these corporations, each of which is individually responsible for its own debts. These broadly made sales substantially reduce the impact on the Company's liquidity if one individual franchisee reduces the volume of its purchases from the Company in a given year. The Company, based on internal forecasts, believes its existing cash, line of credit facilities and its anticipated operating cash flow will be sufficient to meet its cash requirements through at least the next twelve months. However, the Company may be required, or could elect, to seek additional funding prior to that time. The Company's future capital requirements will depend on many factors including its rate of revenue growth, the timing and extent of spending to support product development efforts, expansion of sales and marketing, the timing of introductions of new products and enhancements to existing products, and market acceptance of its products. The Company cannot assure that additional equity or debt financing will be available on acceptable terms or at all. The Company's sources of liquidity beyond twelve months, in management's opinion, will be its cash balances on hand at that time, funds provided by operations, funds available through its lines of credit and the long-term credit facilities that it can arrange.

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

Interest Rate Swap

     The Company utilizes an interest rate swap agreement associated with a portion of their variable rate debt. The Company did not adopt hedge accounting under the provision of FASB Statement No 133, Accounting for Derivative Instruments and Hedging Activities, but rather records the fair market value adjustments through the consolidated statements of operations each period.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

INFLATION

     Inflation had little effect on revenues and related costs during the first nine months of 2007. Management anticipates that margins will be maintained at acceptable levels to minimize the affects of inflation, if any.

INTEREST RATES

     As of September 30, 2007, the Company has $5.4 million in variable long-term debt and $6 million in variable short-term debt. The Company believes that an adverse change in interest rates of 100 basis points would not have a material impact on our business, financial condition, results of operations or cash flows.

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

     b)  Changes in Internal Controls.

     There was no change in the Company's internal controls over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, such internal controls over financial reporting.

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

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Information

     On July 26, 2007, PAR Technology Corporation furnished a report on Form 8-K pursuant to Item 2.02 (Results of Operations and Financial Condition) of that Form relating to its financial information for the quarter ended June 30, 2007, as presented in a press release of July 26, 2007 and furnished thereto as an exhibit.

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











                                         PAR TECHNOLOGY CORPORATION
                                         --------------------------
                                               (Registrant)









Date:  November 9, 2007



                                         RONALD J. CASCIANO
                                         ---------------------------------
                                         Ronald J. Casciano
                                         Vice President, Chief Financial Officer
                                         and Treasurer

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


Date: November 9, 2007
                                            John W. Sammon
                                            -----------------------------------
                                            John W. Sammon
                                            Chairman of the Board and
                                            Chief Executive Officer

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

Date: November 9, 2007
                                            Ronald J. Casciano
                                            -----------------------------------
                                            Ronald J. Casciano
                                            Vice President,
                                            Chief Financial Officer & Treasurer

                                  Exhibit 32.1


                           PAR TECHNOLOGY CORPORATION
                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of PAR Technology Corporation (the "Company") on Form 10-Q for the quarter ended September 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), we, John W. Sammon, Jr. and Ronald J. Casciano, Chairman of the Board & Chief Executive Officer and Vice President, Chief Financial Officer & Treasurer of the Company, certify pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that to the best of our knowledge:


     (1) The Report fully complies with the requirement of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.






John W. Sammon
------------------------------
John W. Sammon
Chairman of the Board & Chief Executive Officer
November 9, 2007

Ronald J. Casciano
------------------------------
Ronald J. Casciano
Vice President, Chief Financial Officer & Treasurer
November 9, 2007