Form 10-K
period 2007-12-31
PAR TECHNOLOGY CORP
filed 2008-03-17
CIK 708821

--------------------------------------------------------------------------------
                                  UNITED STATES
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the Fiscal Year Ended December 31, 2007.
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

        Securities registered pursuant to Section 12(b) of the Act: None

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer", "accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one): Large Accelerated Filer [ ] Accelerated Filer [X] Non-Accelerated Filer [ ] Smaller reporting company [ ] (Do not check if a smaller reporting company)

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

     As of June 30, 2007, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the shares of voting common stock held by non-affiliates of the registrant's was approximately $66,781,916 based upon the closing price of the Company's common stock.

     The number of shares outstanding of registrant's common stock, as of February 29, 2008 - 14,401,063 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's proxy statement in connection with its 2008 annual meeting of stockholders are incorporated by reference into Part III.

--------------------------------------------------------------------------------

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

                                     PART IV

         Item 15.       Exhibits, Financial Statement Schedules

                        Signatures

"Safe Harbor"  Statement under the Private  Securities  Litigation Reform Act of
1995


     This document contains  "forward-looking  statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. Any statements in this document that do not describe historical facts are forward-looking statements. Forward-looking statements in this document (including forward-looking statements regarding the continued health of the Hospitality industry, future information technology outsourcing opportunities, an expected increase in contract funding by the U.S. Government, the impact of current world events on our results of operations, the effects of inflation on our margins, and the effects of interest rate and foreign currency fluctuations on our results of operations) are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. When we use words such as "intend," "anticipate," "believe," "estimate," "plan," "will," or "expect", we are making forward-looking statements. We believe that the assumptions and expectations reflected in such forward-looking statements are reasonable, based on information available to us on the date hereof, but we cannot assure you that these assumptions and expectations will prove to have been correct or that we will take any action that we presently may be planning. We have disclosed certain important factors that could cause our actual future results to differ materially from our current expectation, including a decline in the volume of purchases made by one or a group of our major customers; risks in technology development and commercialization; risks of downturns in economic conditions generally, and in the quick-service sector of the hospitality market specifically; risks associated with government contracts; risks associated with competition and competitive pricing pressures; and risks related to foreign operations. Forward-looking statements made in connection with this report are necessarily qualified by these factors. We are not undertaking to update or revise publicly any forward-looking statement if we obtain new information or upon the occurrence of future events or otherwise.

                           PAR TECHNOLOGY CORPORATION

                                     PART I


Item 1:  Business

     PAR Technology Corporation (PAR or the Company) conducts business in two distinct segments: Hospitality and Government. PAR's core business is a leading provider of technology solutions, including hardware, software and professional\traditional services to businesses in the global hospitality and specialty retail industries. The Company continues to be a primary supplier of hospitality management technology systems to quick-service restaurants with over 45,000 systems installed in more than 105 countries. PAR's hospitality management software applications provide for the efficient operation of businesses and enterprises by managing transaction and operational data from end-to-end and maximizing profitability through more efficient operations. PAR's professional services mission is to enable businesses to achieve the full potential of their hospitality technology investment.

     PAR continues to be a leading provider of professional services and enterprise business intelligence technology to the hospitality sector, with solid long-term relationships with the restaurant industry's two largest corporations - McDonald's Corporation and Yum! Brands, Inc. (Yum!). McDonald's has over 31,000 restaurants in more than 120 countries and PAR has been a selected provider of restaurant technology systems and lifecycle support services to McDonald's since 1980. PAR was selected by McDonald's as its 2007 Technology Supplier of the Year. Yum! (which includes Taco Bell, KFC, Pizza Hut, Long John Silver's and A&W Restaurants) has been a loyal PAR customer since 1983. Yum! has over 33,000 units globally and PAR continues to be the sole approved supplier of management technology systems to Taco Bell as well as the Point-of-Sale (POS) vendor of choice to KFC Corporate Restaurants. Other significant hospitality chains where PAR is the POS vendor of choice are: Boston Market, CKE Restaurants (including Hardees and Carl's Jr.), Carnival Cruise Lines, Papa Murphy's, Corner Bakery, and large franchisees of the above mentioned brands.

     In the fourth quarter of 2006, PAR acquired substantially all of the assets of SIVA Corporation, a privately held hospitality technology software company and a provider of web-based service oriented architected (SOA) software applications to the hospitality industry. The acquisition included all of SIVA's software and software technology as well as several existing contracts.

     In the fourth quarter of 2005, the Company acquired PixelPoint(R) Technologies, Inc. (PixelPoint) a privately held hospitality technology company and a provider of restaurant management software applications for full/table service dining. PixelPoint develops and markets POS, WebPOS, Wireless and Enterprise software suites for the restaurant industry. It currently markets software in multiple languages to many major economic centers worldwide. Their integrated software solution includes enterprise management, a wireless application that is seamless to their connected capability and allows remote order taking in the dining room, on-line ordering capability for customers via the internet, and an in-store and enterprise level loyalty and gift card information sharing application.

     In the fourth quarter of 2004, PAR acquired substantially all of the assets of Springer-Miller Systems, Inc., a provider of hospitality technology systems for small five star city-center hotel chains, destination spa and golf properties, timeshare properties and five star resorts worldwide. PAR's Hospitality Management System is distinguished from other property management systems with its integrated design and unique approach to guest service. The product suite includes more than 20 seamlessly integrated, guest-centric application modules which provide hotel/resort staff with the tools they need to personalize service, surpass guest expectations, and increase property revenues. PAR maintains a distinctive customer list in this business including Pebble Beach Resorts, The Four Seasons, Hard Rock Hotel & Casino, the Mandarin Oriental Hotel Group, and Destination Hotels & Resorts.

     PAR's Government business provides technical expertise in the development of advanced technology systems for the Department of Defense and other
Governmental agencies. Additionally, PAR provides information technology and communications support services to the U.S. Navy, U.S. Air Force and U.S. Army. PAR focuses its computer-based system design services on providing high quality technical services, ranging from experimental studies to advanced operational systems, within a variety of areas of research, including radar, image and signal processing, logistics management systems, and geospatial services and products. Through Government-sponsored research and development, PAR has developed technologies with relevant commercial applications. A prime example of this "technology transfer" is the Company's point-of-sale technology, which was derived from research and development involving microchip processing technology sponsored by the Department of Defense. Our most recent technology transfer is PAR Logistics Management Systems. This PAR initiative brings tracking and security solutions to the intermodal and land shipping industry. Through an integrated GPS, RFID, cellular, SATCOM, and internet PAR solution, owners and operators of refrigeration, tank, dry van, intermodal, and generator containers have real time information on the status and location of assets and cargo around the globe.

     Information concerning the Company's industry segments for the three years ended December 31, 2007 is set forth in Note 11 to the Consolidated Financial Statements included elsewhere herein.

     The Company's common stock is traded on the New York Stock Exchange under the symbol "PTC". Our corporate headquarters are located at PAR Technology Park, 8383 Seneca Turnpike, New Hartford, New York 13413-4991; telephone number (315) 738-0600. Our website address is http://www.partech.com. Through PAR's website, its Annual Report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K and amendments thereto are available to interested parties, free of charge. Information contained on our website is not part of this Annual Report on Form 10-K.

     Unless the context otherwise requires, the term "PAR" or "Company" as used herein, means PAR Technology Corporation and its wholly-owned subsidiaries.

                               Hospitality Segment

     PAR provides restaurant management technology solutions which combine software applications, an Intel(R)-based hardware platform and installation and lifecycle support services. PAR's restaurant management offering includes fixed and wireless order-entry terminals, self-service kiosks, kitchen systems deployed on printers or video monitors, food safety monitoring tools, back office applications and enterprise business intelligence software. PAR also provides hospitality management solutions that satisfy the property management technology needs for an array of hospitality enterprises, including small five star city-center hotel chains, destination spa and golf properties, timeshare properties and five star resorts worldwide. PAR offers extensive service, support, systems integration and professional service capabilities. PAR's service professionals design, tailor, implement and maintain solutions that enable customers to manage all aspects of operational data collection and processing for single or multiple site enterprises from a central location.

Products

     The Company's integrated hospitality management software applications allow its customers to configure their technology systems to meet their order entry, food preparation, inventory, labor and property management coordination needs while capturing all pertinent data concerning the transactions at the specific location and delivering it throughout the enterprise. PAR's hospitality management systems are based on more than 28 years of experience and knowledge, and an in-depth understanding of the hospitality marketplace. This knowledge and expertise is reflected in the innovative product design, implementation capability and systems integration skills.

Software

     The Company's range of restaurant  software  products cover the hospitality
market  with   offerings  that  meet  the   requirements   of  large  and  small
operators/corporations alike.

     PAR offers three major point-of-sale product lines. The next generation iSIVA(R) Point-of-Sale software application is an enterprise-enabled solution built on a service-oriented architecture. iSIVA streamlines the order life-cycle for table service, counter service, and bar operations, while simplifying IT support with centralized application management and real-time data transmission between restaurant sites and the enterprise.

     For franchisees in the quick service restaurant (QSR) and fast casual segments, PAR offers the InTouch(TM) Point-of-Sale software application. InTouch is a multi-brand point of sale application containing features and functions such as real-time mirror imaging of critical data, on-line graphical help and interactive diagnostics, all presented with intuitive graphical user interfaces. The InSynch(TM) Enterprise Configuration Manager provides business-wide management of the InTouch point-of-sale, including diverse concept menus, security settings and system parameters.

     PixelPoint(R) is PAR's easy-to-use solution primarily sold to independent restaurants through the Company's dealer channel. The PixelPoint integrated software solution includes the PixelPoint Point-of-Sale software application, PocketPOS wireless ordering software, Web-to-Go on-line ordering software, HeadOffice enterprise management software, and MemberShare, an in-store and enterprise level Loyalty and Gift Card information sharing application.

     In addition to point-of-sale software, PAR offers a number of complementary restaurant technologies. POS(2) and Pay2Go extend the traditional POS with wireless order-taking and payment capabilities. The IntelliKitchen(TM) kitchen management system distributes and displays kitchen orders to maximize order accuracy and increase staff efficiency. The InQuire(TM) Above Store Reporting software application offers a web-based reporting platform utilizing the latest technology from Microsoft's .Net(R) platform. Additionally, the feature-rich InForm(TM) Back Office software suite allows restaurant owners to control critical food and labor costs using intuitive tools for forecasting, labor scheduling and inventory management.

     In 2006, PAR acquired technology that provides food safety monitoring and paperless Hazard Analysis Critical Control Point (HACCP) management. HACCP is a food industry standard approach implemented to reduce the incidence of food borne illness. PAR's iQuality(TM) software runs on a wireless handheld device equipped with a temperature probe to identify HACCP checkpoints. Captured data is transmitted to the enterprise for consolidated reporting; in addition, application configuration is web-based. iQuality is designed to replace the paper checklist, minimize human errors, increase HACCP compliance, and improve in-store efficiency.

     PAR continues to be a provider of software solutions to the hotel/resort industry. Today, hospitality-oriented businesses have the ability to manage information and leverage their relationships with customers through integrated technology systems. PAR's technology systems provide a seamless user interface to manage all aspects of the guest experience as well as consolidating customer information and history into a central, single database. PAR's SMS|Host(R) Hospitality Management System provides a complete set of tools at the fingertips of hotel and spa staff for selling and delivering personalized guest services. All business functions are seamlessly integrated with the front office, from guest room check-in, to spa appointments, or retail purchases. The SMS|Host product suite, including over 20 seamlessly integrated, guest-centric modules, provides hotel and resort staff with the tools they need to personalize service, anticipate guest needs, and consistently exceed guest expectations. The SMS|Host module, SMS|Enterprise, enables a chain or management company to instantly create a real-time, single-image consolidation of all details from all locations within a large organization for use as a central information system or as a fully integrated Property Management System(PMS)/Central Reservation System(CRS).

     PAR in addition offers SpaSoft(R) a stand-alone spa management application. SpaSoft Spa Management System is designed to satisfy the unique needs of resort spas, day spas, and medi-spas. Validated by VISA(R) as compliant with CISP (Card Information Security Program) Payment Application Best Practices, SpaSoft's unique booking engine, advanced resource inventory, yield management module, scheduling, management and reporting tools assist in the total management of sophisticated hotel/resort spas and day spas. Because SpaSoft was specifically designed for the needs of the spa industry, it assists the spa staff in providing the individualized, impeccable guest service that their most important clients desire and expect.

Hardware

     PAR's newest hardware offering, The Gemini(TM), offers customers proven performance at a cost-conscious price point. Gemini is a technology refresh of PAR's popular 4th generation hardware platforms. PAR continues to offer
ViGo(TM), its 5th generation hardware platform, designed to be durable, scalable, integrated and highly serviceable. Both ViGo and POS4XP(TM), PAR's 4th generation hardware platform, are Pentium-designed systems developed to host the powerful point-of-sale software applications in the hospitality industry. Both ViGo and POS4XP designs utilize open architecture with industry standard components and are compatible with the most popular operating systems. The hardware platforms support a distributed processing environment and incorporate an advanced hospitality management technology system, utilizing Intel microprocessors, standard PC expansion slots, Ethernet LAN, standard Centronics printer ports as well as USB ports. The hardware systems supply their industry-standard components with features for hospitality applications such as multiple video ports. The POS systems utilize distributed processing architecture to integrate a broad range of PAR and third-party peripherals and are designed to withstand the harsh hospitality environments. Both hardware platforms have a favorable price-to-performance ratio over the life of the system as a result of their PC compatibility, ease of expansion and high reliability design.

     In 2007 PAR introduced the InfoKey(TM) kiosk, which features both a touch screen and a keyboard in a clean, approachable design. Suitable for deployment of a number of different software application types, from training and hiring to promotional content and nutrition information, the InfoKey enables restaurant operators to create a self-service information hub for employees and guests.

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

     PAR employs experienced individuals with diverse hospitality backgrounds in both hotels/resorts and restaurants. PAR has the knowledge and expertise to help its customers structure property management solutions which can be used most effectively in restaurants and hotels, with emphasis on maximizing return on investment. In addition, the Company has secured strategic partnerships with third-party organizations to offer a variety of credit, debit and gift card payment options that allow quick service restaurants, convenience stores, gasoline stations and drugstores to process cashless payments quickly and efficiently.

     The Company's Professional Services department continuously evaluates new technologies and adopts those that allow PAR to provide significant improvements in customer's day-to-day systems. From hand-held wireless devices to advances in internet performance, the technical staff is available for consultation on a wide variety of topics including network infrastructures, system functionality, operating system platforms, and hardware expandability.

Installation and Training

     In the United States, Canada, Europe, South Africa, the Middle East, Australia, and Asia, PAR personnel are able to provide software configuration, installation, training and integration services as a normal part of the software or equipment purchase agreement. In certain areas of North and South America, Europe, and Asia, the Company provides these installation and training services through third parties. PAR is also staffed to provide complete application training for a site's staff as well as technical instruction for Information Systems personnel. The PAR training team is composed of experienced individuals with diverse hospitality and technical backgrounds.

Maintenance and Service

     The Company offers a wide range of maintenance and support services as part of its total solution for its targeted hospitality technology markets. In the North American region, the Company provides comprehensive maintenance and installation services for the Company's software, equipment and systems, as well as those of third parties, through a 24/7 central telephone customer support and diagnostic service in Boulder, Colorado and Las Vegas, Nevada. In addition the Company has service centers in Europe, South Africa, the Middle East, Australia, and Asia. The Company believes that its ability to address all support and maintenance requirements for a customer's hospitality technology network provides it with a clear competitive advantage.

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

     The Company's service organization utilizes a suite of software applications from Clarify, Inc. (Clarify) as its Customer Resource Management
(CRM) tool. Clarify allows PAR to demonstrate compelling value and differentiation to its customers through the utilization of its extensive and ever-growing knowledge base to efficiently diagnose and resolve customer-service issues. Clarify also enables PAR to compile the kind of in-depth information it needs to spot trends and identify opportunities. A second software suite is a call center CRM solution and knowledge base known as Connect-Care by Firstwave. Connect-Care allows PAR to maintain a profile on each customer, their background, hardware and software details, client service history, and a problem-resolution database. Analysis of this data allows the Company to optimize customer service by identifying trends in calls and to work with customers to quickly resolve issues.

Sales & Marketing

     Sales in the hospitality technology market are often made to corporate chains where PAR is an approved vendor. Upon achieving such status, marketing efforts are directed to the chain's franchisees. Sales efforts are also directed toward franchisees of chains for which the Company is not an approved corporate vendor.

     The Company employs direct sales personnel in several sales groups. The Major Accounts Group works with the largest chain corporate customers. The Domestic Sales Group targets franchisees of the major chain customers, as well as smaller chains throughout the United States. The International Sales Group sells to major customers with global locations and to international chains that do not have a presence in the United States. The Company's Indirect Sales Channel targets non-foodservice markets such as retail, convenience, amusement parks, movie theaters, cruise lines, spas and other ticketing and entertainment venues. This group also works with third-party dealers and value-added resellers throughout the country.

     New sales in the hotel/resort technology market are often generated by leads, be it by referrals, internet searches, media coverage or trade show presence. Marketing efforts are conducted in the form of email newsletters, direct mail campaigns, trade show exhibitions, advertising and targeted telesales calls. The Company employs direct sales personnel in several sales groups. The Domestic Sales Group targets independent, business class and luxury hotels and resorts and spas in the United States, Canada and the Caribbean. The International Sales Group seeks sales to independent hotels and resorts outside of the United States. The Corporate Accounts Sales Group works with high profile corporate and chain clients such as Mandarin Oriental Hotel Group, Destination Hotels and Resorts and West Paces Hotel Group. The Company's Installed Accounts Sales Group works solely with clients who have already installed the SMS|Host product suite. The Business Development group focuses on proactive identification of and initial penetration into new business channels for the SMS|Host and SpaSoft product lines worldwide.

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

Backlog

     Due to the nature of the Hospitality business, backlog is not significant at any point in time. The Hospitality segment orders are generally of a short-term nature and are usually booked and shipped in the same fiscal year.

Research and Development

     The highly technical nature of the Company's hospitality products requires a significant and continuous research and development effort. Ongoing product research and quality development efforts are an integral part of all activities within the Company. Functional and technical enhancements are actively being made to our products to increase customer satisfaction and maintain the high caliber of our software. Research and development expenses were approximately $17,155,000 in 2007, $11,802,000 in 2006 and $9,355,000 in 2005. The Company
capitalizes certain software costs in accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. See Note 1 to the Consolidated Financial Statements included in Item 15 for further discussion.

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

Intellectual Property

     The Company owns or has rights to certain patents, copyrights and trademarks, but believes none of these intellectual property rights provides a material competitive advantage. The Company relies upon non-disclosure agreements, license agreements and applicable domestic and foreign patent, copyright and trademark laws for protection of its intellectual property. To the extent such protective measures are unsuccessful, or the Company needs to enter into protracted litigation to enforce such rights, the Company's business could be adversely impacted. Similarly there is no assurance that the Company's products will not become the subject of a third-party claim of infringement or misappropriation. To the extent such claims result in costly litigation or force the Company to enter into royalty or license agreements, rather than enter into a prolonged dispute, the Company's business could be adversely impacted. The Company also licenses certain third-party software with its products. While the Company has maintained a strong relationship with its licensors, there is no assurance that such relationships will continue or that the licenses will be continued under fees and terms acceptable to the Company.

                               Government Segment

     PAR operates two wholly-owned subsidiaries in the Government business segment, PAR Government Systems Corporation (PGSC) and Rome Research Corporation
(RRC). These companies provide services to the U.S. Department of Defense (DoD) and other federal and state government organizations with a wide range of technical capability and scope. Significant areas in which the Company's services are involved include: design and integration of state-of-the-art imagery intelligence systems for information archive, retrieval, and processing; advanced research and development for imaging sensors; development and operations of logistics management systems; and engineering and support services for Government information technology and communications facilities.

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

Geospatial Software and Modeling

     The Geospatial Software and Modeling (GS&M) business sector performs water resources modeling; Geographic Information Systems (GIS) based data management, and geospatial information technology development. In particular, the Company's Flood*WareTM software tool and methodology is being utilized by New York State in support of the Federal Emergency Management Agency's Map Modernization Program. Similar technologies are used in support of water quality modeling and assessment applications for the NYC Watershed Protection Program.

Logistics Management Systems

     The Logistics Management Systems (LMS) business sector focuses on the design, development, deployment and commercialization of the CargoWatch(R) Logistics Information Management System. CargoWatch is a comprehensive, end-to-end solution for the monitoring, control and management of transport assets and cargo throughout the supply chain (i.e., port, highway, rail, and ocean) transportation lifecycle. The CargoWatch system is being implemented under a multi-year Cooperative Agreement with the U.S. Department of Transportation/Maritime Administration (DOT/MARAD). CargoWatch uses state-of-the-art technology to acquire Global Positioning System (GPS) location and equipment status data. Wireless communication networks then transmit the data to the LMS Operations Center, and a powerful geospatial database customizes the data to meet the needs of each customer and provide it to the customer over the Internet or via direct linkage to existing (back-office) information systems. LMS has developed and delivered unique, value driven solutions to the refrigerated transport and logistics markets.

Information Technology and Communications Support Services

     The Company provides a wide range of technical and support services to sustain mission critical components of the Department of Defense Global
Information Grid (GIG). These services include continuous operations, system enhancements and maintenance of very low frequency (VLF), high frequency (HF) and very high frequency (VHF) radio transmitter/receiver facilities, and extremely high frequency (EHF) and super high frequency (SHF) satellite communication heavy earth terminal facilities. In addition to the communications support of the GIG, the Company provides information technology services to maintain DoD Metropolitan Area, Wide Area and Local Area Networks. These DoD communications and information technology services are provided at customer locations in and outside of the continental United States. The various facilities, operating 24/7, are integral to the command and control of the nation's air, land and naval forces, and those of United States coalition allies.

Test Laboratory and Range Operations

     The Company provides management, engineering, and technical services under several contracts with the U.S. Air Force and the U.S. Navy. These services include the planning, execution, and evaluation of tests at government ranges and laboratories operated and maintained by the Company. Test activities include unique components, specialized equipment, and advanced systems for radar, communications, electronic counter-measures, and integrated weapons systems. The Company also develops complex measurement systems in several defense-related areas of technology.

Government Contracts

     The Company performs work for U.S. Government agencies under firm fixed-price, cost-plus-fixed-fee and time-and-material contracts. The majority of its contracts are for one-year to five-year terms. There are several risks associated with Government contracts. For example, contracts may be terminated for the convenience of the Government any time the Government believes that such termination would be in its best interests. In this circumstance, the Company is entitled to receive payments for its allowable costs and, in general, a proportionate share of its fee or profit for the work actually performed. The Company's business with the U.S. Government is also subject to other risks unique to the defense industry, such as reduction, modification, or delays of contracts or subcontracts if the Government's requirements, budgets, policies or regulations change. The Company may also perform work prior to formal authorization or prior to adjustment of the contract price for increased work scope, change orders and other funding adjustments. Additionally, the Defense Contract Audit Agency on a regular basis audits the books and records of the Company. Such audits can result in adjustments to contract costs and fees. Audits have been completed through the Company's fiscal year 2005 and have not resulted in any material adjustments.

Marketing and Competition

     Marketing begins with collecting information from a variety of sources concerning the present and future requirements of the Government and other potential customers for the types of technical expertise provided by the Company. Although the Company believes it is positioned well in its chosen areas of image and signal processing, information technology/communications and engineering services, competition for Government contracts is intense. Many of the Company's competitors are major corporations, or their subsidiaries, such as Lockheed Martin, Raytheon, Northrop Grumman, BAE, Harris, and SAIC that are significantly larger and have substantially greater financial resources than the Company. The Company also competes with many smaller companies that target particular segments of the Government market. Contracts are obtained principally through competitive proposals in response to solicitations from Government agencies and prime contractors. The principal competitive factors are past performance, the ability to perform, price, technological capabilities, management capabilities and service. In addition, the Company sometimes obtains contracts by submitting unsolicited proposals. Many of the Company's DoD customers are now migrating to commercial software standards, applications, and solutions. In that manner, the Company is utilizing its internal research and development to migrate existing solutions into software product lines that will support the DoD geospatial community (i.e., NGA, USAF, etc.).

Backlog

     The dollar value of existing Government contracts at December 31, 2007, net of amounts relating to work performed to that date, was approximately $152,451,000, of which $41,691,000 was funded. At December 31, 2006, the comparable amount was approximately $96,637,000, of which $28,243,000 was funded. Funded amounts represent those amounts committed under contract by Government agencies and prime contractors. The December 31, 2007 Government contract backlog of $152,451,000 represents firm, existing contracts. Approximately $56,696,000 of this amount is expected to be completed in calendar year 2008, as funding is committed.

Employees

     As of December 31, 2007, the Company had 1,800 employees, approximately 57% of whom are engaged in the Company's Hospitality segment, 40% of whom are in the Government segment, and the remainder are corporate employees.

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

Exchange Certifications

     The certification of the CEO of PAR required by Section 303A.12(a) of the New York Stock Exchange (NYSE) Listed Company Manual, relating to PAR's compliance with the NYSE's corporate governance listing standards, was submitted to the NYSE on June 19, 2007 with no qualifications.

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

A DECLINE IN THE VOLUME OF PURCHASES MADE BY ANY ONE OF THE COMPANY'S MAJOR CUSTOMERS WOULD MATERIALLY ADVERSELY AFFECT OUR BUSINESS.

     A small number of related customers have historically accounted for a majority of the Company's net revenues in any given fiscal period. For the fiscal years ended December 31, 2007, 2006 and 2005, aggregate sales to our top two Hospitality segment customers, McDonald's and Yum! Brands, amounted to 40%, 40% and 41%, respectively, of total revenues. Most of the Company's customers are not obligated to provide us with any minimum level of future purchases or with binding forecasts of product purchases for any future period. In addition, major customers may elect to delay or otherwise change the timing of orders in a manner that could adversely affect the Company's quarterly and annual results of operations. There can be no assurance that our current customers will continue to place orders with us, or that we will be able to obtain orders from new customers.

AN INABILITY TO PRODUCE NEW PRODUCTS THAT KEEP PACE WITH TECHNOLOGICAL DEVELOPMENTS AND CHANGING MARKET CONDITIONS COULD RESULT IN A LOSS OF MARKET SHARE.

     The products we sell are subject to rapid and continual changes in technology. Our competitors offer products that have an increasingly wider range of features and capabilities. We believe that in order to compete effectively we must provide systems incorporating new technologies at competitive prices. There can be no assurance that we will be able to continue funding research and development at levels sufficient to enhance our current product offerings, or that the Company will be able to develop and introduce on a timely basis new products that keep pace with technological developments and emerging industry standards and address the evolving needs of customers. There also can be no assurance that we will not experience difficulties that will result in delaying or preventing the successful development, introduction and marketing of new products in our existing markets, or that our new products and product enhancements will adequately meet the requirements of the marketplace or achieve any significant degree of market acceptance. Likewise, there can be no assurance as to the acceptance of our products in new markets, nor can there be any assurance as to the success of our penetration of these markets, nor to the revenue or profit margins realized by the Company with respect to these products. If any of our competitors were to introduce superior software products at competitive prices, or if our software products no longer meet the needs of the marketplace due to technological developments and emerging industry standards, our software products may no longer retain any significant market share.

WE GENERATE MUCH OF OUR REVENUE FROM THE HOSPITALITY INDUSTRY AND THEREFORE ARE SUBJECT TO DECREASED REVENUES IN THE EVENT OF A DOWNTURN EITHER IN THAT INDUSTRY OR IN THE ECONOMY AS A WHOLE.

     For the fiscal years ended December 31, 2007, 2006 and 2005, we derived 69%, 70% and 73%, respectively, of our total revenues from the Hospitality industry, primarily the quick service restaurant marketplace. Consequently, our Hospitality technology product sales are dependent in large part on the health of the Hospitality industry, which in turn is dependent on the domestic and international economy, as well as factors such as consumer buying preferences and weather conditions. Instabilities or downturns in the Hospitality market could disproportionately impact our revenues, as clients may either exit the industry or delay, cancel or reduce planned expenditures for our products. Although we believe we can assist the quick service restaurant sector of the Hospitality industry in a competitive environment, given the cyclical nature of that industry, there can be no assurance that our profitability and growth will continue.

WE DERIVE A PORTION OF OUR REVENUE FROM GOVERNMENT CONTRACTS, WHICH CONTAIN PROVISIONS UNIQUE TO PUBLIC SECTOR CUSTOMERS, INCLUDING THE GOVERNMENT'S RIGHT TO MODIFY OR TERMINATE THESE CONTRACTS AT ANY TIME.

     For the fiscal years ended December 31, 2007, 2006 and 2005, we derived 31%, 30% and 27%, respectively, of our total revenues from contracts to provide technical services to U.S. Government agencies and defense contractors.
Contracts with U.S. Government agencies typically provide that such contracts are terminable at the convenience of the U.S. Government. If the U.S. Government terminated a contract on this basis, we would be entitled to receive payment for our allowable costs and, in general, a proportionate share of our fee or profit for work actually performed. Most U.S. Government contracts are also subject to modification or termination in the event of changes in funding. As such, we may perform work prior to formal authorization, or the contract prices may be adjusted for changes in scope of work. Termination or modification of a substantial number of our U.S. Government contracts could have a material adverse effect on our business, financial condition and results of operations.

     We perform work for various U.S. Government agencies and departments pursuant to fixed-price, cost-plus fixed fee and time-and-material, prime contracts and subcontracts. Approximately 69% of the revenue that we derived from Government contracts for the year ended December 31, 2007 came from fixed-price or time-and-material contracts. The balance of the revenue that we derived from Government contracts in 2007 primarily came from cost-plus fixed fee contracts. Most of our contracts are for one-year to five-year terms.

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

     Our Government contracting business has been focused on niche offerings, primarily signal and image processing, information technology outsourcing and engineering services. Many of our competitors are, or are subsidiaries of, companies such as Lockheed Martin, Raytheon, Northrop Grumman, BAE, Harris and SAIC. These companies are larger and have substantially greater financial resources than we do. We also compete with smaller companies that target particular segments of the Government market. These companies may be better positioned to obtain contracts through competitive proposals. Consequently, there are no assurances that we will continue to win Government contracts as a prime contractor or subcontractor.

WE MAY NOT BE ABLE TO MEET THE UNIQUE OPERATIONAL, LEGAL AND FINANCIAL CHALLENGES THAT RELATE TO OUR INTERNATIONAL OPERATIONS, WHICH MAY LIMIT THE GROWTH OF OUR BUSINESS.

     For the fiscal years ended December 31, 2007, 2006 and 2005, our net revenues from sales outside the United States were 14%, 13% and 11%, respectively, of the Company's total revenues. We anticipate that international sales will continue to account for a significant portion of sales. We intend to continue to expand our operations outside the United States and to enter additional international markets, which will require significant management attention and financial resources. Our operating results are subject to the risks inherent in international sales, including, but not limited to, regulatory requirements, political and economic changes and disruptions, geopolitical disputes and war, transportation delays, difficulties in staffing and managing foreign sales operations, and potentially adverse tax consequences. In addition, fluctuations in exchange rates may render our products less competitive relative to local product offerings, or could result in foreign exchange losses, depending upon the currency in which we sell our products. There can be no assurance that these factors will not have a material adverse affect on our future international sales and, consequently, on our operating results.

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

     We have goodwill and identifiable intangible assets totaling approximately $27 million and $9.9 million at December 31, 2007, respectively, resulting primarily from several business acquisitions. At least annually, we evaluate goodwill and identifiable intangible assets for impairment based on the fair value of the reporting unit to which these assets relate. This estimated fair value could change if we are unable to achieve operating results at the levels that have been forecasted, the market valuation of such companies decreases based on transactions involving similar companies, or there is a permanent, negative change in the market demand for the services offered by the business unit. These changes could result in an impairment of the existing goodwill and identifiable intangible asset balances that could require a material non-cash charge to our results of operations.

Item 2:  Properties

     The  following  are the  principal  facilities  (by square  footage) of the
Company:

                        Industry              Floor Area             Number of
      Location          Segment           Principal Operations         Sq. Ft.
      --------          -------           --------------------       ----------

New Hartford, NY      Hospitality       Principal executive offices,    138,500
                      Government          manufacturing, research and
                                          development laboratories,
                                          computing facilities
Rome, NY              Government        Research and development          52,800
Stowe, VT             Hospitality       Sales, service and research       26,000
                                          and development
Boulder, CO           Hospitality       Service                           22,500
Boca Raton, FL        Hospitality       Research and development          14,900
Sydney, Australia     Hospitality       Sales and service                 14,000
Las Vegas, NV         Hospitality       Service                            8,800
Vaughn, Canada        Hospitality       Sales, service and research and    8,000
                                          development
Toronto, Canada       Hospitality       Sales, service and research and    7,700
                                          development


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

                                     PART II


Item 5: Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

     The Company's Common Stock, par value $.02 per share, trades on the New York Stock Exchange (NYSE symbol - PTC). At December 31, 2007, there were approximately 453 owners of record of the Company's Common Stock, plus those owners whose stock certificates are held by brokers.

     The following table shows the high and low stock prices for the two years ended December 31, 2007 as reported by New York Stock Exchange:

                                 2007                     2006
                        ---------------------    -----------------------
     Period                Low         High         Low           High
------------------      ---------   ---------    ---------    ----------

First Quarter           $   8.31    $   10.18    $   17.22    $   22.73
Second Quarter          $   8.26    $   10.87    $   10.61    $   18.60
Third Quarter           $   7.62    $    8.90    $    7.40    $   13.01
Fourth Quarter          $   6.81    $    8.99    $    7.07    $    9.24

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

                                                           Year ended December 31,
                                         -------------------------------------------------------------
                                             2007       2006         2005         2004         2003
                                         -------------------------------------------------------------

Net revenues .........................   $ 209,484    $ 208,667    $ 205,639    $ 174,884    $ 139,770

Cost of sales ........................   $ 157,576    $ 153,158    $ 150,053    $ 137,738    $ 110,777

Gross margin .........................   $  51,908    $  55,509    $  55,586    $  37,146    $  28,993

Selling, general & administrative ....   $  37,517    $  33,440    $  30,867    $  22,106    $  19,340

Benefit (provision) for income taxes .   $   1,497    $  (3,146)   $  (5,358)   $  (3,729)   $  (1,593)

Income (loss) from
  continuing operations ..............   $  (2,708)   $   5,721    $   9,432    $   5,635    $   2,792

Basic earnings (loss) per share from
  continuing operations ..............   $    (.19)   $     .40    $     .68    $     .43    $     .22

Diluted earnings (loss) per share from
 continuing operations ...............   $    (.19)   $     .39    $     .64    $     .41    $     .21


     The selected consolidated financial statement data summarized above is reflective of business acquisitions in 2006 and 2005, as discussed in Note 2 and reflects the adoption of accounting pronouncements as discussed in Note 1 to the Consolidated Financial Statements.

                    SELECTED CONSOLIDATED BALANCE SHEET DATA
                                 (In thousands)

                                          December 31,
                       -----------------------------------------------------
                         2007        2006      2005       2004       2003
                       ----------------------------------------------------
Current assets .....   $ 97,879   $ 95,991   $ 84,492   $ 77,696   $ 74,195
Current liabilities    $ 52,284   $ 46,473   $ 43,661   $ 45,159   $ 29,816
Total assets .......   $146,518   $142,796   $125,149   $111,752   $ 87,147
Long-term debt .....   $  6,932   $  7,708   $  1,948   $  2,005   $  2,092
Shareholders' equity   $ 84,987   $ 86,083   $ 78,492   $ 63,574   $ 55,239

     The selected consolidated financial statement data summarized above is reflective of business acquisitions in 2006 and 2005, as discussed in Note 2 to the Consolidated Financial Statements.

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

Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

     This document contains  "forward-looking  statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. Any statements in this document that do not describe historical facts are forward-looking statements. Forward-looking statements in this document (including forward-looking statements regarding the continued health of the Hospitality industry, future information technology outsourcing opportunities, an expected increase in contract funding by the U.S. Government, the impact of current world events on our results of operations, the effects of inflation on our margins, and the effects of interest rate and foreign currency fluctuations on our results of operations) are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. When we use words such as "intend," "anticipate," "believe," "estimate," "plan," "will," or "expect", we are making forward-looking statements. We believe that the assumptions and expectations reflected in such forward-looking statements are reasonable, based on information available to us on the date hereof, but we cannot assure you that these assumptions and expectations will prove to have been correct or that we will take any action that we presently may be planning. We have disclosed certain important factors that could cause our actual future results to differ materially from our current expectations, including a decline in the volume of purchases made by one or a group of our major customers; risks in technology development and commercialization; risks of downturns in economic conditions generally, and in the quick-service sector of the hospitality market specifically; risks associated with government contracts; risks associated with competition and competitive pricing pressures; and risks related to foreign operations. Forward-looking statements made in connection with this report are necessarily qualified by these factors. We are not undertaking to update or revise publicly any forward-looking statements if we obtain new information or upon the occurrence of future events or otherwise.

Overview

     PAR is a leading provider of hospitality systems that include software, hardware and a variety of services to several industries including: restaurants, hotels/resorts/spas, cruise lines and specialty retailers. The Company is also a provider to the Federal Government, and its agencies, of applied technology and technical services primarily with the Department of Defense.

     The Company's hospitality products are used in a variety of applications by numerous customers. The Company faces competition in all of its markets
(restaurants, hotels, etc.) and competes primarily on the basis of product design/features, product quality/reliability, price, customer service, and delivery capability. Recently the trend amongst our hospitality customers is to consolidate their lists of approved vendors to companies that have a global reach, can achieve quality and delivery standards, have multiple product offerings, R&D capability, and can be competitive with their pricing. PAR believes that its global reach as a hospitality technology provider is an important competitive advantage as it allows the Company to provide innovative products, with significant delivery capability, globally to its multinational customers like McDonald's, Yum! Brands and the Mandarin Oriental Hotel Group.

     In the fourth quarter of 2006, PAR acquired substantially all of the assets of SIVA Corporation, a privately held hospitality technology software company and a provider of web-based service oriented architected (SOA) software applications to the hospitality industry. The acquisition included all of SIVA's software and software technology as well as several existing contracts. During 2005 the Company acquired PixelPoint Technologies of Toronto, Ontario, Canada. PixelPoint designs software specifically for the table service segment of the restaurant industry and the Company views this business as a natural progression of the Company to be the dominant supplier of hospitality technology across several vertical industries.

     PAR's strategy is to provide completely integrated technology systems and services along with a high level of customer service in the markets in which it competes. The Company directs its research and development efforts to develop cutting-edge products that meet and exceed our customers' needs and also have high probability for broader market appeal and success. PAR also focuses upon operating efficiencies and controlling costs. This is achieved through investment in modern production technologies, and by managing purchasing processes and functions.

     In 2007, the Company undertook an internal investment strategy in three distinct areas of its hospitality segment. First, the Company made significant investments in its development of next generation software. Additionally, the Company invested in building a more robust, further reaching distribution channel. Lastly, as the Company's customers expand in international markets, PAR has invested in constructing an international infrastructure, initially concentrating on the Asia/Pacific rim due to the new restaurant growth and concentration of PAR's customers in that region.

     In the hotel/resort business, PAR installed new property management systems at several leading resorts including Ponte Vidra Beach Resort, the Glen Eagles Hotel in Scotland, the MotorCity Casino Hotel and Capella Hotels & Resorts to list a brief sample.

     Approximately 31% of the Company's revenues are generated in our Government Business segment. This segment is comprised of two subsidiaries: PAR Government Systems Corporation and Rome Research Corporation. Through these two government contractors, the Company provides IT and communications support services to the U.S. Navy, Air Force and Army. In addition, PAR also offers its services to several non-military U.S. federal, state and local agencies. The Company provides applied technology services including radar, image and signal processing, logistics management systems, and geospatial services and products. The Company's record Government performance rating allows the Company to continually win repeat business and long-term client-vendor relationships with their contract customers. PAR can provide its clients the technical expertise necessary to facilitate and operate complex systems utilized by government agencies. In 2007 PAR was awarded several new contracts with the Department of Defense, including contract work at the Air Force's Rome Laboratory in NY, Robins Air Force Base, Tinker Air Force Base, NAVSOC at Point Magu, CA and the Navy Transmitter Facility at Dixon, CA. PAR Logistics Management Systems signed new business with JB Hunt Transport Services, Inc. and NYK Line to provide tracking and monitoring services for commercial refrigerated containers.

     The Company will continue to leverage its core technical capabilities and performance into related technical areas and an expanding customer base. The Company will seek to accelerate this growth through strategic acquisitions of businesses that broaden the Company's technology and/or business base.

Summary

     The Company believes it can be successful in its two core business segments -Hospitality and Government - due to its focus and industry expertise. PAR remains committed to streamlining operations and improving return on invested capital through a variety of initiatives.

     The following table sets forth the Company's revenues by reportable segment for the year ended December 31 (in thousands):

                               2007       2006       2005
                            ---------  ---------  ---------
Revenues:
     Hospitality .........   $144,486   $145,216   $149,457
     Government ..........     64,998     63,451     56,182
                             --------   --------   --------
Total consolidated revenue   $209,484    208,667   $205,639
                             ========   ========   ========

     The following discussion and analysis highlights items having a significant effect on operations during the three year period ended December 31, 2007. This discussion may not be indicative of future operations or earnings. It should be read in conjunction with the audited annual consolidated financial statements and notes thereto and other financial and statistical information included in this report.

Results of Operations  --  2007 Compared to 2006

     The Company reported revenues of $209.5 million for the year ended December 31, 2007, virtually unchanged from the $208.7 million reported for the year ended December 31, 2006. The Company's net loss for the year ended December 31, 2007 was $2.7 million, or $.19 diluted net loss per share, compared to net income of $5.7 million and $.39 diluted net income per share for the same period in 2006.

     Product revenues from the Company's Hospitality segment were $77.1 million for the year ended December 31, 2007, a decrease of 7% from the $83.2 million recorded in 2006. This decrease was due to an $8.3 million decline in domestic product sales primarily due to a continued delay in hardware orders from a major customer pending the release of that customer's new third party software. The decline was also due to the Company's delay in replacing hardware and software business associated with last year's orders from two new customers. This drop in domestic revenue was partially offset by a $2.2 million increase in international product sales. Approximately $900,000 of the international revenue increase was due to currency fluctuations. This increase was the result of growth in sales to the Company's restaurant customers in Asia and Canada and property management systems in Europe and Latin America.

     Customer service revenues are also generated by the Company's Hospitality segment. The Company's service offerings include installation, software maintenance, training, twenty-four hour help desk support and various depot and on-site service options. Customer service revenues were $67.4 million for the year ended December 31, 2007, a 9% increase from $62 million reported for the same period in 2006. Approximately $3 million of this growth was related to the award of a new service contract with a major customer in October of 2006. Also contributing to the growth was an increase in software maintenance contracts. This was partially offset by a decline in installation revenue due to the lower product revenue.

     Contract revenues from the Company's Government segment were $65 million for the year ended December 31, 2007, an increase of 2% when compared to the $63.5 million recorded in the same period in 2006. The primary factor contributing to the growth was a $1.9 million increase in revenue from the Company's information technology outsourcing contracts for facility operations at critical U.S. Department of Defense telecommunication sites across the globe. These outsourcing operations provided by the Company directly support U.S. Navy, Air Force and Army operations as they seek to convert their military information technology communications facilities into contractor-run operations and to meet new requirements with contractor support.

     Product margins for the year ended December 31, 2007 were 40.8%, a decrease of 160 basis points from the 42.4% for the year ended December 31, 2006. This decline in margins was primarily attributable to a decrease in software revenue in 2007 when compared to 2006. The Company has not replaced the software revenue associated with two new customers in 2006.

     Customer Service margins were 24.2% for the year ended December 31, 2007 compared to 25.2% for the same period in 2006. This decrease was primarily due to the obsolescence of service parts for a discontinued product line. The decline was also due to lower than planned installation revenue directly related to the decrease in product revenue. This adversely impacted the utilization of installation personnel.

     Contract margins were 6.4% for the year ended December 31, 2007 versus 7.2% for the same period in 2006. The decrease was due, in part, to a favorable cost share adjustment on the Company's Logistics Management Program in 2006. The decrease was also attributable to start up costs incurred in 2007 on a new Information Technology outsourcing contract with the Navy. The most significant components of contract costs in 2007 and 2006 were labor and fringe benefits. For 2007, labor and fringe benefits were $48.4 million or 79% of contract costs compared to $45.9 million or 78% of contract costs for the same period in 2006.

     Selling, general and administrative expenses are virtually all related to the Company's Hospitality segment. Selling, general and administrative expenses for the year ended December 31, 2007 were $37.5 million, an increase of 12% from the $33.4 million expense for the same period in 2006. This increase was due to growth in sales and marketing expenses associated with restaurant products as the Company is investing in its international infrastructure and in the expansion of its dealer channel. The increase was also due to a rise in bad debt expense due to an increase in write-offs related to various customers.

     Research and development expenses relate primarily to the Company's Hospitality segment. Research and development expenses were $17.2 million for the year ended December 31, 2007, an increase of 45% from the $11.8 million recorded in 2006. This increase was primarily attributable to the Company's continued research and development in its next generation software products for its restaurant customers. The platform for this next generation of products was acquired from SIVA Corporation in the fourth quarter of 2006.

     Amortization of identifiable intangible assets was $1.6 million for the year ended December 31, 2007 compared to $1.3 million for 2006. The increase is primarily due to amortization of intangible assets of SIVA Corporation which was acquired on November 2, 2006.

     Other income, net, was $1.2 million for the year ended December 31, 2007 compared to $617,000 for the same period in 2006. Other income primarily includes rental income and foreign currency gains and losses. The increase is primarily due to an increase in foreign currency gains in 2007 compared to 2006.

     Interest expense represents interest charged on the Company's short-term borrowing requirements from banks and from long-term debt. Interest expense was $1.1 million for the year ended December 31, 2007 as compared to $734,000 in 2006. The Company experienced a higher borrowing interest rate in 2007 when compared to 2006. The Company also recognized interest expense related to its interest rate swap agreement that was entered into in September 2007. This was partially offset by lower than average borrowings during 2007 versus 2006.

     For the year ended December 31, 2007, the Company's effective income tax rate was a benefit of 35.6%, compared to a provision of 35.5% in 2006. The variance from the federal statutory rate in 2007 was primarily due to the state income tax benefits resulting from the pretax loss and certain tax credits, offset by various nondeductible expenses which decreased the tax benefit. The variance from the federal statutory rate in 2006 was primarily due to state income taxes, offset by benefits related to export sales as well as tax benefits related to domestic production activities.

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

     Contract revenues from the Company's Government segment were $63.5 million for the year ended December 31, 2006, an increase of 13% when compared to the $56.2 million recorded in the same period in 2005. The primary factor contributing to the growth was a $3.4 million increase in applied technology contracts including the Company's work in providing technical assistance for the development of battle planning software used by the Air Force. Also contributing was a $3 million increase in revenue from the Company's information technology outsourcing contracts for facility operations at critical U.S. Department of Defense telecommunication sites across the globe. These outsourcing operations provided by the Company directly support U.S. Navy, Air Force and Army operations as they seek to convert their military information technology communications facilities into contractor-run operations and to meet new requirements with contractor support.

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

Liquidity and Capital Resources

     The Company's primary sources of liquidity have been cash flow from operations and lines of credit with various banks. Cash provided by continuing operations was $8.7 million for the year ended December 31, 2007 compared to cash used of $3.6 million for 2006. In 2007, cash was generated through the timing of payments to vendors and the timing of customer payments on annual service contracts. This was offset by a growth in inventory in anticipation of future demand. In 2006, cash was used to finance the growth in receivables and inventory. This was partially offset by cash generated from operating profits.

     Cash used in investing activities was $3.5 million for the year ended December 31, 2007 versus $7.8 million for the same period in 2006. In 2007, capital expenditures were $2 million and were primarily for manufacturing and research and development equipment. Capitalized software costs relating to software development of Hospitality segment products were $1.2 million in 2007. The amount paid as a contingent purchase price under prior years' acquisitions totaled $278,000 in 2007. In 2006, capital expenditures were $1.2 million and were principally for manufacturing and information technology equipment. Capitalized software costs relating to software development of Hospitality segment products were $822,000 in 2006. In 2006, the Company used $5.8 million in cash for the acquisition of SIVA Corporation

     Cash used in financing activities was $5.3 million for the year ended December 31, 2007 versus $10.5 million of cash provided in 2006. In 2007, the Company reduced its short-term borrowings by $5.2 million and decreased its long-term debt by $244,000. The Company also benefited $203,000 from the exercise of employee stock options. In 2006, the Company increased its short-term borrowings by $4.2 million and increased its long-term debt by $5.9 million. This increase was principally due to debt incurred in connection with the acquisition of SIVA Corporation. The Company also benefited $352,000 from the exercise of employee stock options.

     The Company has an aggregate availability of $20,000,000 in unsecured bank lines of credit. One line totaling $12,500,000 bears interest at the bank borrowing rate (6.75% at December 31, 2007). The second line of $7,500,000 allows the Company, at its option, to borrow funds at the LIBOR rate plus the applicable interest rate spread or at the bank's prime lending rate (6.85% at December 31, 2007). These facilities contains certain loan covenants including a leverage ratio of not greater than 3:5 to 1 and a fixed charge coverage ratio of not less than 4 to 1. In June 2007, these credit agreements were amended to waive the existing leverage and fixed charge coverage ratios for the remainder of 2007. Under the amendment, the Company was required to meet a minimum EBITDA requirement for the balance of 2007. In the fourth quarter of 2007, the Company did not attain the required EBITDA covenant but received waivers from its banks from this requirement. In addition, in January and February 2008, these credit agreements were amended to modify the requirement for leverage ratio and fixed charge coverage ratio through June of 2008. The original covenants become effective for the quarter ended September 30, 2008 and thereafter. These lines expire in April 2009. At December 31, 2007 and 2006, there was $2,500,000 and $7,713,000 outstanding under these lines, respectively. The weighted average interest rate paid by the Company during 2007 and 2006 was 6.6%.

     In 2006, the Company borrowed $6,000,000 under an unsecured term loan agreement with a bank in connection with the acquisition of SIVA Corporation. The loan provides for interest only payments in the first year and escalating principal payments through 2012. The loan bears interest at the LIBOR rate plus the applicable interest rate spread (7.25% at December 31, 2007).

     In September 2007, the Company entered into an interest rate swap agreement associated with the $6,000,000 loan discussed in the preceding paragraph. At December 31, 2007, the notional principal amount totaled $5,850,000. This instrument was utilized by the Company to minimize significant unplanned fluctuations in earnings and cash flows caused by interest rate volatility. The Company did not adopt hedge accounting under the provisions of Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, but rather records the fair market value adjustments through the consolidated statements of operations each period. The associated fair value adjustment included within the consolidated statements of operations for the year ended December 31, 2007 was $154,000 and is included as an increase to interest expense.

     The Company has a $1,854,000 mortgage collateralized by certain real estate. The annual mortgage payment including interest totals $226,000. The mortgage bears interest at a fixed rate of 7% and matures in 2010.

     The Company's future principal payments under its term loan and mortgage are as follows (in thousands):

                      2008                $    772
                      2009                   1,079
                      2010                   2,928
                      2011                   1,575
                      2012                   1,350
                                          --------
                                          $  7,704
                                          ========

         The Company's future minimum obligations under non-cancelable operating leases are as follows (in thousands):

                      2008                $  2,382
                      2009                   1,793
                      2010                   1,024
                      2011                     716
                      2012                     575
                      Thereafter             1,789
                                          --------
                                          $  8,279
                                          ========

     During fiscal year 2008, the Company anticipates that its capital requirements will be approximately $2 to $3 million. The Company does not usually enter into long term contracts with its major Hospitality segment customers. The Company commits to purchasing inventory from its suppliers based on a combination of internal forecasts and the actual orders from customers. This process, along with good relations with suppliers, minimizes the working capital investment required by the Company. Although the Company lists two major customers, McDonald's and Yum! Brands, it sells to hundreds of individual franchisees of these corporations, each of which is individually responsible for its own debts. These broadly made sales substantially reduce the impact on the Company's liquidity if one individual franchisee reduces the volume of its purchases from the Company in a given year. The Company, based on internal forecasts, believes its existing cash, line of credit facilities and its anticipated operating cash flow will be sufficient to meet its cash requirements through at least the next twelve months. However, the Company may be required, or could elect, to seek additional funding prior to that time. The Company's future capital requirements will depend on many factors including its rate of revenue growth, the timing and extent of spending to support product development efforts, expansion of sales and marketing, the timing of introductions of new products and enhancements to existing products, and market acceptance of its products. The Company cannot assure that additional equity or debt financing will be available on acceptable terms or at all. The Company's sources of liquidity beyond twelve months, in management's opinion, will be its cash balances on hand at that time, funds provided by operations, funds available through its lines of credit and the long-term credit facilities that it can arrange.

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

     Hardware

     Revenue recognition on hardware sales occurs upon delivery to the customer site (or when shipped for systems that are not installed by the Company) as under SAB No. 104, persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectibility is reasonably assured.

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

     Contracts

     The Company recognizes revenue in its Government segment using the guidance from SEC SAB No. 104, Revenue Recognition. The Company's contract revenues generated by the Government segment result primarily from contract services performed for the U.S. Government under a variety of cost-plus fixed fee, time-and-material, and fixed-price contracts. Revenue on cost-plus fixed fee contracts is recognized based on allowable costs for labor hours delivered, as well as other allowable costs plus the applicable fee. Revenue on time and material contracts is recognized by multiplying the number of direct labor hours delivered in the performance of the contract by the contract billing rates and adding other direct costs as incurred. Revenue from fixed-price contracts is recognized as labor hours are delivered which approximates the straight-line basis of the life of the contract. The Company's obligation under these contracts is to provide labor hours to conduct research or to staff facilities with no other deliverables or performance obligations. Anticipated losses on all contracts are recorded in full when identified. Unbilled accounts receivable are stated in the Company's consolidated financial statements at their estimated realizable value. Contract costs, including indirect expenses, are subject to audit and adjustment through negotiations between the Company and U.S. Government representatives.

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

Recent Accounting Pronouncements

     Financial Accounting Standards Board (FASB) Interpretation No. 48 was issued in July 2006 to clarify the criteria for recognizing tax benefits under FAS Statement No. 109, Accounting for Income Taxes. The Interpretation defines the threshold for recognizing the benefits of tax return positions in the financial statements as "more-likely-than-not" to be sustained by the taxing authority and will affect many companies' reported results and their disclosures of uncertain tax positions. The Interpretation does not prescribe the type of evidence required to support meeting the more-likely-than-not threshold, stating that it depends on the individual facts and circumstances. The benefit recognized for a tax position meeting the more-likely-than-not criterion is measured based on the largest benefit that is more than 50 percent likely to be realized. The measurement of the related benefit is determined by considering the probabilities of the amounts that could be realized upon ultimate settlement, assuming the taxing authority has full knowledge of all relevant facts and including expected negotiated settlements with the taxing authority. FASB Interpretation 48 is effective as of the beginning of the first fiscal year beginning after December 15, 2006 (the Company's 2007 fiscal year). This did not have a material impact on the 2007 consolidated financial statements.

     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157), which provides guidance for measuring the fair value of assets and liabilities, as well as requires expanded disclosures about fair value measurements. SFAS 157 indicates that fair value should be determined based on the assumptions marketplace participants would use in pricing the asset or liability, and provides additional guidelines to consider in determining the market-based measurement. The Company will be required to adopt SFAS 157 on January 1, 2008. The Company is currently evaluating the impact of adopting SFAS 157 on its consolidated financial statements.

     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. SFAS 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The Company is currently assessing the impact of adopting SFAS 159 on its consolidated financial statements.

     In December 2007, the FASB issued SFAS No.141 (revised 2007), Business Combinations (SFAS 141(R)). The objective of this Statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination. Specifically, it establishes principles and requirements over how the acquirer (1) recognizes and measures the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (2) recognizes and measures goodwill acquired in the business combination or a gain from a bargain purchase, and; (3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement is effective for fiscal years beginning after December 15, 2008 (fiscal year 2009). The Company is currently assessing the impact of adopting SFAS 141(R) on its consolidated financial statements.

     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51 (SFAS 160). The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary (minority interests) and for the deconsolidation of a subsidiary. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008 (fiscal year 2009). The Company is currently assessing the impact of adopting this SFAS 160 on its consolidated financial statements.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

INFLATION

     Inflation had little effect on revenues and related costs during 2007. Management anticipates that margins will be maintained at acceptable levels to minimize the effects of inflation, if any.

INTEREST RATES

     As of December 31, 2007, the Company has $5.2 million in variable long-term debt and $3.2 million in variable short-term debt. The Company believes that an adverse change in interest rates of 100 basis points would not have a material impact on our business, financial condition, results of operations or cash flows.

     In September 2007, the Company entered into an interest rate swap agreement associated with a $6,000,000 variable rate loan with principal and interest payments due through August 2012. At December 31, 2007, the notional principal amount totaled $5,850,000. This instrument was utilized by the Company to minimize significant unplanned fluctuations in earnings and cash flows caused by interest rate volatility. The Company did not adopt hedge accounting under the provisions of SFAS Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, but rather records the fair market value adjustments through the consolidated statements of operations each period. The associated fair value adjustment included within the consolidated statements of operations for the year ended December 31, 2007 was $154,000 and is included within interest expense.

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

Item 8: Financial Statements and Supplementary Data

     The Company's 2007 consolidated financial statements, together with the reports thereon of KPMG LLP dated March 17, 2008, are included elsewhere herein. See Item 15 for a list of Financial Statements.

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

     2. Management's Annual Report on Internal Control over Financial Reporting.

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

     PAR's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated framework. Based on its assessment, management believes that, as of December 31, the Company's internal control over financial reporting was effective based on those criteria.

     3. Attestation Report of Independent Registered Public Accounting Firm.

     The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by KPMG LLP, our independent registered public accounting firm. KPMG LLP's related report is included within Item 15 of this Form 10-K.

     4. Changes in Internal Controls over Financial Reporting

     During the period covered by this Annual Report on Form 10-K, there were no changes in the Company's internal control over financial reporting (as defined in Rule 13 a-15(f)) that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B: Other Information

     The Company entered into amendments (the Amendments) of its bank lines of credit, as set forth in this Annual Report on Form 10-K, on June 2007 and January and February 2008; copies of such Amendments have been attached as exhibits to this Annual Report on Form 10-K.

                                    PART III

Item 10: Directors, Executive Officers and Corporate Governance

     The information required by this item will appear under the caption "Directors, Executive Officers and Corporate Governance" in our 2008 definitive proxy statement for the annual meeting of stockholders in May 2008 and is incorporated herein by reference.

Item 11: Executive Compensation

     The information required by this item will appear under the caption "Executive Compensation" in our 2008 definitive proxy statement for the annual meeting of stockholders in May 2008 and is incorporated herein by reference.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The information required by this item will appear under the caption "Security Ownership Of Management And Certain Beneficial Owners" in our 2008 definitive proxy statement for the annual meeting of stockholders in May 2008 and is incorporated herein by reference.

Item  13:  Certain   Relationships  and  Related   Transactions,   and  Director
Independence

     The information required by this item will appear under the caption "Executive Compensation" in our 2008 definitive proxy statement for the annual meeting of stockholders in May 2008 and is incorporated herein by reference.

Item 14: Principal Accountant Fees and Services

     The response to this item will appear under the caption "Principal Accountant Fees and Services" in our 2008 definitive proxy statement for the annual meeting of stockholders in May 2008 and is incorporated herein by reference.

                                     PART IV

Item 15: Exhibits, Financial Statement Schedules



(a) Documents filed as a part of the Form 10-K

              Financial Statements:
              ---------------------

              Report of Independent Registered Public Accounting Firm

              Consolidated Balance Sheets at December 31, 2007 and 2006

              Consolidated Statements of Operations for the three years ended December 31, 2007

              Consolidated Statements of Comprehensive Income (Loss) for the three years ended December 31, 2007

              Consolidated Statements of Changes in Shareholders' Equity for the three years ended December 31, 2007

              Consolidated Statements of Cash Flows for the three years ended December 31, 2007

              Notes to Consolidated Financial Statements


(b) Exhibits

       See list of exhibits.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
PAR Technology Corporation:

We have audited the consolidated financial statements of PAR Technology Corporation as of December 31, 2007 and 2006, and for each of the years in the three-year period ended December 31, 2007, as listed in the accompanying index. We also have audited PAR Technology Corporation's internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). PAR Technology's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PAR Technology Corporation as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, PAR Technology Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in notes 1 and 7 to the consolidated financial statements, effective January 1, 2006, the Company adopted the fair value method of accounting for stock based compensation as required by Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.



(signed) KPMG LLP



Syracuse, New York
March 17, 2008

                           PAR TECHNOLOGY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                              December 31,
                                                        ----------------------
                                                           2007         2006
                                                        ---------    ---------
Assets
Current assets:
     Cash and cash equivalents ......................   $   4,431    $   4,273
     Accounts receivable-net ........................      43,608       46,791
     Inventories-net ................................      40,319       35,948
     Income tax refunds .............................         521        1,103
     Deferred income taxes ..........................       5,630        4,601
     Other current assets ...........................       3,370        2,737
                                                        ---------    ---------
         Total current assets .......................      97,879       95,453
Property, plant and equipment - net .................       7,669        7,535
Deferred income taxes ...............................         503         --
Goodwill ............................................      26,998       25,734
Intangible assets - net .............................       9,899       10,695
Other assets ........................................       3,570        2,841
                                                        ---------    ---------
           Total Assets .............................   $ 146,518    $ 142,258
                                                        =========    =========
Liabilities and Shareholders' Equity
Current liabilities:
     Current portion of long-term debt ..............   $     772    $     240
     Borrowings under lines of credit ...............       2,500        7,713
     Accounts payable ...............................      16,978       12,470
     Accrued salaries and benefits ..................       9,919        8,279
     Accrued expenses ...............................       3,860        1,861
     Customer deposits ..............................       3,898        3,656
     Deferred service revenue .......................      14,357       12,254
                                                        ---------    ---------
         Total current liabilities ..................      52,284       46,473
                                                        ---------    ---------
Long-term debt ......................................       6,932        7,708
                                                        ---------    ---------
Deferred income taxes ...............................        --            115
                                                        ---------    ---------
Other long-term liabilities .........................       2,315        1,879
                                                        ---------    ---------
Shareholders' Equity:
     Preferred stock, $.02 par value,
       1,000,000 shares authorized ..................        --           --
     Common stock, $.02 par value,
       29,000,000 shares authorized;
       16,047,818 and 15,980,486 shares issued;
        14,395,063 and 14,327,731 outstanding .......         321          320
     Capital in excess of par value .................      39,252       38,602
     Retained earnings ..............................      50,451       53,159
     Accumulated other comprehensive income (loss) ..         472         (489)
     Treasury stock, at cost, 1,652,755 shares ......      (5,509)      (5,509)
                                                        ---------    ---------
         Total shareholders' equity .................      84,987       86,083
                                                        ---------    ---------
           Total Liabilities and Shareholders' Equity   $ 146,518    $ 142,258
                                                        =========    =========



See accompanying notes to consolidated financial statements


                           PAR TECHNOLOGY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                              Year ended December 31,
                                                      -----------------------------------
                                                         2007        2006          2005
                                                      ---------    ---------    ---------
Net revenues:
     Product ......................................   $  77,116    $  83,237    $  91,130
     Service ......................................      67,370       61,979       58,327
     Contract .....................................      64,998       63,451       56,182
                                                      ---------    ---------    ---------
                                                        209,484      208,667      205,639
                                                      ---------    ---------    ---------
Costs of sales:
     Product ......................................      45,635       47,925       53,443
     Service ......................................      51,078       46,338       44,205
     Contract .....................................      60,863       58,895       52,405
                                                      ---------    ---------    ---------
                                                        157,576      153,158      150,053
                                                      ---------    ---------    ---------

           Gross margin ...........................      51,908       55,509       55,586
                                                      ---------    ---------    ---------
Operating expenses:
     Selling, general and administrative ..........      37,517       33,440       30,867
     Research and development .....................      17,155       11,802        9,355
     Amortization of identifiable intangible assets       1,572        1,283        1,030
                                                      ---------    ---------    ---------
                                                         56,244       46,525       41,252
                                                      ---------    ---------    ---------
Operating income (loss) ...........................      (4,336)       8,984       14,334
Other income, net .................................       1,227          617          743
Interest expense ..................................      (1,096)        (734)        (287)
                                                      ---------    ---------    ---------

Income (loss) before provision for income taxes ...      (4,205)       8,867       14,790
Benefit (provision) for income taxes ..............       1,497       (3,146)      (5,358)
                                                      ---------    ---------    ---------
Net income (loss) .................................   $  (2,708)   $   5,721    $   9,432
                                                      =========    =========    =========

Earnings (loss) per share
     Basic ........................................   $    (.19)   $     .40    $     .68
     Diluted ......................................   $    (.19)   $     .39    $     .64

Weighted average shares outstanding
     Basic ........................................      14,345       14,193       13,792
                                                      =========    =========    =========
     Diluted ......................................      14,345       14,752       14,648
                                                      =========    =========    =========




See accompanying notes to consolidated financial statements


                           PAR TECHNOLOGY CORPORATION
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (in thousands)



                                                              Year ended December 31,
                                                      -----------------------------------
                                                         2007        2006          2005
                                                      ---------    ---------    ---------

Net income (loss) .................................   $  (2,708)   $   5,721    $   9,432
Other comprehensive income (loss), net of tax:
     Foreign currency translation adjustments               961          122         (430)
                                                      ---------    ---------    ---------
Commprehensive income (loss) .......................  $  (1,747)   $   5,843    $   9,002
                                                      =========    =========    =========


See accompanying notes to consolidated financial statements



                           PAR TECHNOLOGY CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                     Accumulated
                                                            Capital in                  Other                              Total
                                         Common Stock        excess of    Retained    Comprehensive  Treasury Stock   Shareholders'
                                         ------------                                                ---------------  -------------
(in thousands)                      Shares        Amount     Par Value    Earnings   Income (Loss)   Shares    Amount     Equity
                                    ------        ------     ---------    --------   ------------    ------    ------     ------
Balances at
   December 31, 2004                  15,209    $   304      $  31,459   $  38,010   $      (181)     (1,806) $ (6,018)  $  63,574
Net income                                                                   9,432                                           9,432
Issuance of common stock upon the
  exercise of stock options,
  net of tax benefit of $3,545           706         14          5,360                                                       5,374
Issuance of treasury stock for
  business acquisition                                             452                                    28        90         542
Translation adjustments, net of tax
  benefit of $263                                                                           (430)                             (430)
                                    --------    -------      ---------   ---------   -----------   ---------  --------   ---------
Balances at
   December 31, 2005                  15,915        318         37,271      47,442          (611)     (1,778)   (5,928)     78,492

Net income                                                                   5,721                                           5,721
Issuance of common stock upon the
  exercise of stock options,
  net of tax benefit of $173              47          2            350                                                         352
Issuance of treasury stock for
    business acquisition                                           647                                   125       419       1,066
Issuance of restricted stock awards       18
Cash in lieu of fractional shares on
  stock split                                                                   (4)                                             (4)
Equity based compensation                                          334                                                         334
Translation adjustments, net of tax
  benefit of $86                                                                             122                               122
                                    --------    -------      ---------   ---------   -----------   ---------  --------   ---------
Balances at
   December 31, 2006                  15,980        320         38,602      53,159          (489)     (1,653)   (5,509)     86,083

Net loss                                                                    (2,708)                                         (2,708)
Issuance of common stock upon the
  exercise of stock options               58          1            202                                                         203
Issuance of restricted stock awards       10
Equity based compensation                                          448                                                         448
Translation adjustments, net of tax
  benefit of $564                                                                            961                               961
                                    --------    -------      ---------   ---------   -----------   ---------  --------   ---------
Balances at
   December 31, 2007                  16,048    $   321      $  39,252   $  50,451   $       472      (1,653) $ (5,509)  $  84,987
                                    ========    =======      =========   =========   ===========   =========  =========  =========






See accompanying notes to consolidated financial statements



                           PAR TECHNOLOGY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                                                               Year ended December 31,
                                                                ------------------------------------------------
                                                                     2007             2006              2005
                                                                -------------     -------------    -------------
  Cash flows from operating activities:
   Net income (loss)                                            $      (2,708)    $       5,721         $  9,432
   Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating activities:
      Depreciation and amortization                                     4,079             3,884            3,755
      Provision for bad debts                                           3,034               849            1,063
      Provision for obsolete inventory                                  3,001             1,922            3,942
      Equity based compensation                                           448               334               --
      Excess tax benefit of stock option exercises                         --                --            3,545
      Deferred income tax                                              (2,211)              916            1,213
   Changes in operating assets and liabilities:
        Accounts receivable                                               149            (6,846)          (9,101)
        Inventories                                                    (7,372)           (8,308)          (6,419)
        Income tax refunds                                                582              (224)            (879)
        Other current assets                                             (633)             (139)             132
        Other assets                                                     (729)             (754)            (756)
        Accounts payable                                                4,603              (496)           2,704
        Accrued salaries and benefits                                   1,640            (1,446)           1,653
        Accrued expenses                                                1,999              (491)            (831)
        Customer deposits                                                 242              (317)            (888)
        Deferred service revenue                                        2,103               813            2,249
        Other long-term liabilities                                       436             1,032              847
                                                                -------------     -------------    -------------
         Net cash provided by (used in) continuing
          operating activities                                          8,663            (3,550)          11,661
         Net cash used in discontinued operations                          --                --             (174)
                                                                -------------     -------------    -------------
         Net cash provided by (used in)
          operating activities                                          8,663            (3,550)          11,487
                                                                -------------      ------------    -------------
  Cash flows from investing activities:
   Capital expenditures                                                (2,017)           (1,189)          (1,682)
   Capitalization of software costs                                    (1,158)             (822)            (617)
   Contingent purchase price paid on
    prior year acquisition                                               (278)               --               --
   Business acquisitions, net of cash acquired                             --            (5,827)          (7,223)
                                                                -------------      ------------    -------------
  Net cash used in investing activities                                (3,453)           (7,838)          (9,522)
                                                                -------------      ------------    -------------



                           PAR TECHNOLOGY CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                 (in thousands)
                                                                               Year ended December 31,
                                                                ------------------------------------------------
                                                                     2007             2006              2005
                                                                -------------     -------------    -------------
  Cash flows from financing activities:
   Net borrowings (payments) under
     line-of-credit agreements                                         (5,213)            4,213           (6,746)
   Proceeds from long-term debt                                            --             6,000               --
   Payments of long-term debt                                            (244)              (76)             (71)
   Proceeds from the exercise of stock options                            203               179            1,830
   Excess tax benefit of stock option exercises                            --               173               --
   Cash dividend in lieu of fractional shares
     on stock split                                                        --                (4)              --
                                                                -------------     --------------   -------------
         Net cash provided by (used in)
         financing activities                                          (5,254)           10,485           (4,987)
                                                                --------------    -------------    -------------
  Effect of exchange rate changes on cash and
   cash equivalents                                                       202               194             (692)
                                                                -------------     -------------    -------------
  Net increase (decrease) in cash
   and cash equivalents                                                   158              (709)          (3,714)
  Cash and cash equivalents at
   beginning of year                                                    4,273             4,982            8,696
                                                                -------------     -------------    -------------
  Cash and cash equivalents at
   end of year                                                  $       4,431     $       4,273    $       4,982
                                                                =============     =============    =============

  Supplemental disclosures of
   cash flow information:
     Cash paid during the year for:
         Interest                                               $         963     $         687    $         304
         Income taxes, net of refunds                                     104             2,237            1,586




Supplemental disclosures of non-cash financing and investing activities:

     See non-cash financing and investing activities related to the Company's business acquisitions as summarized in Note 2.



See accompanying notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 -- Summary of Significant Accounting Policies

Basis of consolidation

     The consolidated financial statements include the accounts of PAR Technology Corporation and its subsidiaries (ParTech, Inc., PAR Springer-Miller Systems, Inc., PixelPoint ULC, Par-Siva Corporation, PAR Government Systems Corporation, Rome Research Corporation, and Ausable Solutions, Inc.), collectively referred to as the "Company." All significant intercompany transactions have been eliminated in consolidation.

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

     Hardware

     Revenue recognition on hardware sales occurs upon delivery to the customer site (or when shipped for systems that are not installed by the Company) as under SAB No. 104, persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectibility is reasonably assured.

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

     Contracts

     The Company recognizes revenue in its Government segment using the guidance from SEC Staff Accounting Bulletin No. 104, Revenue Recognition. The Company's contract revenues generated by the Government segment result primarily from contract services performed for the U.S. Government under a variety of cost-plus fixed fee, time-and-material, and fixed-price contracts. Revenue on cost-plus fixed fee contracts is recognized based on allowable costs for labor hours delivered, as well as other allowable costs plus the applicable fee. Revenue on time and material contracts is recognized by multiplying the number of direct labor hours delivered in the performance of the contract by the contract billing rates and adding other direct costs as incurred. Revenue for fixed-price contracts is recognized as labor hours are delivered which approximates the straight-line basis of the life of the contract. The Company's obligation under these contracts is to provide labor hours to conduct research or to staff facilities with no other deliverables or performance obligations. Anticipated losses on all contracts are recorded in full when identified. Unbilled accounts receivable are stated in the Company's consolidated financial statements at their estimated realizable value. Contract costs, including indirect expenses, are subject to audit and adjustment through negotiations between the Company and U.S. Government representatives.

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

Other long-term liabilities

     Other long-term liabilities represent amounts owed to certain employees who are participants in the Company's Deferred Compensation Plan.

 Foreign currency

     The assets and liabilities for the Company's international operations are translated into U.S. dollars using year-end exchange rates. Income statement items are translated at average exchange rates prevailing during the year. The resulting translation adjustments are recorded as a separate component of shareholders' equity under the heading Accumulated Other Comprehensive Loss. Exchange gains and losses on intercompany balances of a long-term investment nature are also recorded as a translation adjustment and are included in Accumulated Other Comprehensive Income (Loss). Foreign currency transaction gains and losses are recorded in other income in the accompanying statements of operations.

Other income

     The components of other income for the three years ending December 31 are as follows:

                                                     Year ended December 31,
                                                         (in thousands)
                                             -----------------------------------
                                               2007           2006         2005
                                             --------      ---------     -------

Foreign currency gains ...............        $  605        $   76        $  186
Rental income-net ....................           444           320           320
Other ................................           178           221           237
                                              ------        ------        ------
                                              $1,227        $  617        $  743
                                              ======        ======        ======


Identifiable intangible assets

     The Company capitalizes certain costs related to the development of computer software used in its Hospitality segment under the requirements of Statement of Financial Accounting Standards (SFAS) No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. Software development costs incurred prior to establishing technological feasibility are charged to operations and included in research and development costs. Software development costs incurred after establishing feasibility are capitalized and amortized on a product-by-product basis when the product is available for general release to customers. Annual amortization, charged to cost of sales, is computed using the straight-line method over the remaining estimated economic life of the product, generally three years. Amortization of capitalized software costs amounted to $624,000, $680,000 and $834,000 in 2007, 2006, and 2005,
respectively.

     The Company acquired identifiable intangible assets in connection with its acquisitions in 2006, 2005 and 2004. Amortization of identifiable intangible assets amounted to $1,572,000 in 2007, $1,283,000 in 2006 and $1,030,000 in
2005. See Note 2 for additional details.

     The components of identifiable intangible assets are:

                                                      Year ended December 31,
                                                           (in thousands)
                                                    ----------------------------
                                                       2007              2006
                                                    ----------       -----------

Software costs .............................         $  7,475          $  6,363
Customer relationships .....................            4,506             4,393
Trademarks (non-amortizable) ...............            2,758             2,694
Other ......................................              613               578
                                                     --------          --------
                                                       15,352            14,028
Less accumulated amortization ..............           (5,453)           (3,333)
                                                     --------          --------
                                                     $  9,899          $ 10,695
                                                     ========          ========

     The future amortization of these intangible assets is as follows (in thousands):

                      2008                       $  2,296
                      2009                          2,036
                      2010                          1,450
                      2011                            927
                      2012                            427
                      Thereafter                        5
                                                 --------
                                                 $  7,141
                                                 ========

     The Company has elected to test for impairment of identifiable intangible assets during the fourth quarter of its fiscal year. There was no impairment of identifiable intangible assets in 2007, 2006 and 2005.

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

Stock-based compensation

     Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123R Share-Based Payment (SFAS 123R) on a modified prospective basis. This standard requires the Company to measure the cost of employee services received in exchange for equity awards based on the grant date fair value of the awards. The cost is recognized as compensation expense over the vesting period of the awards. Total compensation expense included in operating expenses for 2007 and 2006 was $448,000 and $334,000, respectively. Prior to adopting SFAS 123R on January 1, 2006, the Company's equity based employee compensation awards were accounted for under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.

 Earnings per share

     Earnings per share are calculated in accordance with Statement of Financial Accounting Standards No. 128 Earnings per Share, which specifies the computation, presentation, and disclosure requirements for earnings per share
(EPS). It requires the presentation of basic and diluted EPS. Basic EPS excludes all dilution and is based upon the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock.

     The  following  is  a   reconciliation   of  the  weighted  average  shares
outstanding for the basic and diluted EPS computations (in thousands, except share and per share data):


                                                       2007        2006      2005
                                                    --------    --------   ---------

Net income (loss) ...............................   $ (2,708)   $  5,721   $  9,432
                                                    ========    ========   ========
Basic:
     Shares outstanding at beginning of year ....     14,328      14,137     13,403
     Less unvested restricted stock .............        (18)       --         --
     Weighted shares issued during the year .....         35          56        389
                                                    --------    --------   --------
     Weighted average common shares, basic ......     14,345      14,193     13,792
                                                    ========    ========   ========
          Earnings (loss) per common share, basic   $   (.19)   $    .40   $    .68
                                                    ========    ========   ========
Diluted:
     Weighted average common shares, basic ......     14,345      14,193     13,792
     Dilutive impact of stock options ...........       --           557        856
     Dilutive impact of restricted stock awards .       --             2       --
                                                    --------    --------   --------

     Weighted average common shares, diluted ....     14,345      14,752     14,648
                                                    ========    ========   ========
     Earnings (loss) per common share, diluted ..   $   (.19)   $    .39   $    .64
                                                    ========    ========   ========

     For the year ended December 31, 2007, 436,000 of incremental shares from the assumed exercise of stock options and 22,749 restricted stock awards are not included in the computation of diluted earnings per share because of the anti-dilutive effect on earnings per share. At December 31, 2006, there were 70,500 anti-dilutive stock options outstanding and no anti-dilutive stock outstanding stock options in 2005.


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

Goodwill

     Goodwill represents the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed. Following Financial Accounting Standards Board issuance of Statement of
Financial Accounting Standards (SFAS) No. 142 Goodwill and Other Intangible Assets, the Company tests all goodwill for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. The Company has elected to annually test for impairment in the fourth quarter of its fiscal year. There was no impairment of goodwill in 2007, 2006 or 2005.

     The following table reflects the changes in goodwill during the year (in thousands):

                                                 Year ended December 31,
                                                 -----------------------
                                              2007       2006         2005
                                           ---------   --------    --------

Balance at beginning of year ............   $ 25,734   $ 20,622    $ 15,379
Acquisition of businesses during the year       --        4,843       6,075
Purchase accounting adjustment related to
  prior year acquisition ................         27        (15)       (820)
Contingent purchase price earned on prior
  year acquisitions .....................        156        278         --
Change in foreign exchange rates during
  the period ............................      1,081          6         (12)
                                            --------   --------    --------
Balance at end of year ..................   $ 26,998   $ 25,734    $ 20,622
                                            ========   ========    ========

Accounting for impairment or disposal of long-lived assets

     In accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," we evaluate the accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed. SFAS 144 requires recognition of impairment of long-lived assets or asset groups if the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to such assets. If the carrying value of a long-lived asset or asset group is considered impaired, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset or asset group for assets to be held and used, or the amount by which the carrying value exceeds the fair market value less cost to dispose for assets to be disposed. No impairment was identified during 2007, 2006 or 2005.

Reclassifications

     Amounts in prior years' consolidated financial statements are reclassified whenever necessary to conform with the current year's presentation.

New accounting pronouncements

     Financial Accounting Standards Board (FASB) Interpretation 48 was issued in July 2006 to clarify the criteria for recognizing tax benefits under FAS Statement No. 109, Accounting for Income taxes. The Interpretation defines the threshold for recognizing the benefits of tax return positions in the financial statements as "more-likely-than-not" to be sustained by the taxing authority and will affect many companies' reported results and their disclosures of uncertain tax positions. The Interpretation does not prescribe the type of evidence required to support meeting the more-likely-than-not threshold, stating that it depends on the individual facts and circumstances. The benefit recognized for a tax position meeting the more-likely-than-not criterion is measured based on the largest benefit that is more than 50 percent likely to be realized. The measurement of the related benefit is determined by considering the probabilities of the amounts that could be realized upon ultimate settlement, assuming the taxing authority has full knowledge of all relevant facts and including expected negotiated settlements with the taxing authority. The
Company's policy is to recognize interest and penalties on unrecognized tax benefits in interest expense in the consolidated statements of operations. FASB Interpretation 48 is effective as of the beginning of the first fiscal year beginning after December 15, 2006 (the Company's 2007 fiscal year). This did not have a material impact on the 2007 consolidated financial statements.

     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157), which provides guidance for measuring the fair value of assets and liabilities, as well as requires expanded disclosures about fair value measurements. SFAS 157 indicates that fair value should be determined based on the assumptions marketplace participants would use in pricing the asset or liability, and provides additional guidelines to consider in determining the market-based measurement. The Company will be required to adopt SFAS 157 on January 1, 2008. The Company is currently evaluating the impact of adopting SFAS 157 on its consolidated financial statements.

     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. SFAS 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The Company is currently assessing the impact of adopting SFAS 159 on its consolidated financial statements.

     In December 2007, the FASB issued SFAS No.141 (revised 2007), Business Combinations (SFAS 141(R)). The objective of this Statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination. Specifically, it establishes principles and requirements over how the acquirer (1) recognizes and measures the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (2) recognizes and measures goodwill acquired in the business combination or a gain from a bargain purchase, and; (3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement is effective for fiscal years beginning after December 15, 2008 (fiscal year 2009). The Company is currently assessing the impact of adopting SFAS 141(R) on its consolidated financial statements.

     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51 (SFAS 160). The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary (minority interests) and for the deconsolidation of a subsidiary. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008 (fiscal year 2009). The Company is currently assessing the impact of adopting this SFAS 160 on its consolidated financial statements.

Note 2 -- Business Acquisitions

     On November 2, 2006, PAR Technology Corporation (the "Company") and its wholly owned subsidiary, Par-Siva Corporation (f/k/a PAR Vision Systems Corporation) (the "Subsidiary") acquired substantially all of the assets and assumed certain liabilities of SIVA Corporation ("SIVA"). The purchase price of the assets was approximately $6.9 million including estimated acquisition costs of approximately $204,000. The purchase price consisted of $1.1 million worth of PAR common stock (125,549 shares of PAR Technology Corporation common stock issued out of treasury) and the remainder in cash. The agreement provides for additional contingent purchase price payments based on certain sales based milestones and other conditions. In 2007, there was no contingent payment earned. SIVA, based in Delray Beach, Florida, is a developer of software solutions for multi-unit restaurant operations.

     On October 4, 2005, the Company and its newly formed, wholly-owned Canadian subsidiary, PixelPoint, ULC (the Canadian Subsidiary), completed their acquisition of PixelPoint Technologies, Inc. (PixelPoint) pursuant to which the Canadian Subsidiary acquired all of the stock of PixelPoint. The purchase price was $7.5 million and consisted of $542,000 in Company common stock (27,210 shares of PAR Technology Corporation common stock issued out of treasury) a promissory note for $671,000 and the remainder in cash. The Company also incurred $344,000 in direct acquisition costs relating to this purchase. The purchase price is also subject to price contingencies based upon future revenue performance against certain established targets. In 2007 and 2006, $103,000 and $218,000, respectively, was earned based on achievement of these targets. Located in suburban Toronto, Ontario, PixelPoint Technologies, Inc. is a supplier of hospitality solutions to full-service restaurants around the globe.

     On December 6, 2005, the Company also acquired C(3)I Associates (C(3)I), a Government technology services business. The Company paid $589,000 in cash and assumed certain liabilities. The purchase price is also subject to price contingencies based upon future revenue performance against certain established targets. In 2007 and 2006, $53,000 and $60,000, respectively, was earned based on achievement of these targets.

     The total purchase price for each of these acquisitions was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed by the Company based on their estimated fair values as of the respective closing date of the acquisitions. Identifiable intangible assets recorded in the acquisitions are tested for impairment in accordance with the provisions of SFAS
142. The following table presents the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:

                                               2006                2005
                                             --------   -----------------------
           (in thousands)                      SIVA      PixelPoint      C(3)I
            ------------                     --------   -----------    --------

Cash and cash equivalents .............       $ --         $   32       $   --
Other current assets ..................           13          185            8
Property, plant and equipment .........          223          122           --
Other assets ..........................         --            671           --
Intangible assets .....................        1,924        1,634          290
Goodwill ..............................        4,843        5,539          536
                                              ------       ------       ------
Total assets acquired .................       $7,003       $8,183          834
                                              ======       ======       ======

Deferred revenues and customer deposits          110           --           --
Other current liabilities .............           --          303          245
 Long-term liabilities ................           --           --           --
                                              ------       ------       ------
Total liabilities assumed .............          110          303          245
                                              ------       ------       ------
Purchase price, including
  acquisition related costs ...........       $6,893       $7,880       $  589
                                              ======       ======       ======


     The identifiable intangible assets acquired and their estimated useful lives (based on third party valuation) are as follows:

   (in thousands)             SIVA       PixelPoint       C(3)I     Useful Life
    ------------            ---------     ----------   ----------   ------------

Software costs .......       $1,025       $  258       $     --      5 Years

Customer relationships          649          774            270      5 - 7 Years

Trademarks ...........          250          344             --      Indefinite

Others ...............           --          258             20      3 - 7 Years
                             ------       ------       -------
                             $1,924       $1,634       $   290
                             ======       ======       =======

     On an unaudited proforma basis, assuming the completed acquisitions had occurred as of the beginning of the periods presented, the consolidated results of the Company would have been as follows (in thousands, except per share amounts):

                                                 Year ended December 31,
                                         ------------------------------------
                                              2006                   2005
                                         -------------          -------------

Revenues                                 $     209,723          $     209,515
                                         =============          =============
Net income                               $       2,743          $       6,139
                                         =============          =============
Earnings per share:
     Basic                               $         .19          $         .44
                                         =============          =============
     Diluted                             $         .18          $         .41
                                         =============          =============

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

Note 3 -- Accounts Receivable

     The Company's net accounts receivable consist of:

                                       December 31,
                                       (in thousands)
                                -------------------------
                                  2007             2006
                                --------        ---------
Government segment:
     Billed .............       $ 13,153        $  9,076
     Advanced billings ..         (2,687)         (1,465)
                                --------        --------
                                  10,466           7,611
                                --------        --------
Hospitality segment:
Accounts receivable - net         33,142          39,180
                                --------        --------
                                $ 43,608        $ 46,791
                                ========        ========

     At December 31, 2007, 2006 and 2005, the Company had recorded allowances for doubtful accounts of $2,447,000, $1,850,000, and $1,748,000, respectively, against Hospitality accounts receivable. Write-offs of accounts receivable during fiscal years 2007, 2006 and 2005 were $2,437,000, $747,000 and
$1,614,000, respectively. The provision for doubtful accounts recorded in the consolidated statements of operations was $3,034,000, $849,000 and $1,063,000 in 2007, 2006 and 2005, respectively.

Note 4 -- Inventories

         Inventories are used primarily in the manufacture, maintenance, and service of Hospitality systems. Inventories are net of related reserves. The components of inventories-net are:
                                           December 31,
                                          (in thousands)
                                   -------------------------
                                     2007              2006
                                   --------         --------

          Finished goods           $ 9,965          $ 9,533
          Work in process            1,722            1,667
          Component parts           10,408            7,119
          Service parts .           18,224           17,629
                                   -------          -------
                                   $40,319          $35,948
                                   =======          =======

     The Company records reserves for shrinkage and excess and obsolete inventory. At December 31, 2007, 2006 and 2005, these amounts were $3,951,000, $3,658,000, and 4,189,000, respectively. Write-offs of inventories during fiscal years 2007, 2006 and 2005 were $2,708,000, $2,453,000 and $3,735,000, respectively. The provision for shrinkage and excess and obsolete inventory recorded in the consolidated statements of operations was $3,001,000, $1,922,000 and $3,942,000 in 2007, 2006 and 2005, respectively.

Note 5 -- Property, Plant and Equipment

         The components of property, plant and equipment are:

                                                          December 31,
                                                         (in thousands)
                                                -----------------------------
                                                   2007               2006
                                                ----------          ---------

          Land ........................          $    253           $    253
          Buildings and improvements ..             5,895              5,669
          Rental property .............             5,490              5,490
          Furniture and equipment .....            20,215             18,264
                                                 --------           --------
                                                   31,853             29,676
          Less accumulated depreciation
           and amortization ...........           (24,184)           (22,141)
                                                 --------           --------
                                                 $  7,669           $  7,535
                                                 ========           ========

     The estimated useful lives of buildings and improvements and rental property are twenty to twenty-five years. The estimated useful lives of furniture and equipment ranges from three to eight years. Depreciation expense recorded was $1,882,000, $1,921,000 and $1,883,000 for 2007, 2006 and 2005,
respectively.

     The Company leases a portion of its headquarters facility to various tenants. Rent received from these leases totaled $1,132,000, $1,129,000 and $1,038,000 for 2007, 2006 and 2005, respectively.

     Future minimum rent payments due to the Company under these lease arrangements are as follows (in thousands):

                        2008                    $     917
                        2009                          354
                        2010                          242
                        2011                          182
                                                ---------
                                                $   1,695
                                                =========

     The Company leases office space under various operating leases. Rental expense on these operating leases was approximately $2,706,000, $2,559,000 and $2,138,000 for 2007, 2006, and 2005, respectively.

     Future minimum lease payments under all noncancelable operating leases are (in thousands):

                         2008                   $   2,382
                         2009                       1,793
                         2010                       1,024
                         2011                         716
                         2012                         575
                         Thereafter                 1,789
                                                ---------
                                                $   8,279
                                                =========

Note 6 -- Debt

     The Company has an aggregate availability of $20,000,000 in unsecured bank lines of credit. One line totaling $12,500,000 bears interest at the bank borrowing rate (6.75% at December 31, 2007). The second line of $7,500,000 allows the Company, at its option, to borrow funds at the LIBOR rate plus the applicable interest rate spread or at the bank's prime lending rate (6.85% at December 31, 2007). These facilities contains certain loan covenants including a leverage ratio of not greater than 3:5 to 1 and a fixed charge coverage ratio of not less than 4 to 1. In June 2007, these credit agreements were amended to waive the existing leverage and fixed charge coverage ratios for the remainder of 2007. Under the amendment, the Company was required to meet a minimum EBITDA requirement for the balance of 2007. In the fourth quarter of 2007, the Company did not attain the required EBITDA covenant but received waivers from its banks from this requirement. In addition, in January and February 2008, these credit agreements were amended to modify the requirement for leverage ratio and fixed charge coverage ratios through June of 2008. The original covenants become effective for the quarter ended September 30, 2008 and thereafter. These lines expire in April 2009. At December 31, 2007 and 2006, there was $2,500,000 and $7,713,000 outstanding under these lines, respectively. The weighted average interest rate paid by the Company during 2007 and 2006 was 6.6%.

     In 2006, the Company borrowed $6,000,000 under an unsecured term loan agreement with a bank in connection with the acquisition of SIVA Corporation. The loan provides for interest only payments in the first year and escalating principal payments through 2012. The loan bears interest at the LIBOR rate plus the applicable interest rate spread (7.25% at December 31, 2007).

     In September 2007, the Company entered into an interest rate swap agreement associated with a $6,000,000 variable rate loan with principal and interest payments due through August 2012. At December 31, 2007, the notional principal amount totaled $5,850,000. This instrument was utilized by the Company to minimize significant unplanned fluctuations in earnings and cash flows caused by interest rate volatility. The Company did not adopt hedge accounting under the provision of FASB Statement No 133, Accounting for Derivative Instruments and Hedging Activities, but rather records the fair market value adjustments through the consolidated statements of operations each period. The associated fair value adjustment included within the consolidated statements of operations for the year ended December 31, 2007 was $154,000 and is included as an increase to interest expense.

     The Company has a $1,854,000 mortgage collateralized by certain real estate. The annual mortgage payment including interest totals $226,000. The mortgage bears interest at a fixed rate of 7% and matures in 2010.

     The Company's future principal payments under its term loan and mortgage are as follows (in thousands):

                       2008               $    772
                       2009                  1,079
                       2010                  2,928
                       2011                  1,575
                       2012                  1,350
                                           -------
                                           $ 7,704
                                           =======

Note 7 -- Stock based compensation

     Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123R Share-Based Payment (SFAS 123R) on a modified prospective basis. This standard requires the Company to measure the cost of employee services received in exchange for equity awards based on the grant date fair value of the awards. The cost is recognized as compensation expense over the vesting period of the awards. Total stock-based compensation expense included in selling, general and administrative expense for the year ended December 31, 2007 and 2006 was $448,000 and $334,000, respectively. This amount includes $78,000 and $20,000 in 2007 and 2006, respectively, relating to restricted stock awards. No compensation expense has been capitalized during fiscal years 2007 and 2006.

     Prior to adopting SFAS 123R on January 1, 2006, the Company's equity based employee compensation awards were accounted for under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. For the year ended December 31, 2005, no equity option based employee compensation cost is reflected in net income, as all options granted under the Company's stock option plans had an exercise price equal to the underlying common stock price on the date of grant. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions to equity based employee compensation (in thousands, except per share data):

                                                           2005
                                                           ----

          Net income                                    $   9,432
          Compensation expense, net of tax                   (410)
                                                        ---------
          Proforma net income                           $   9,022
                                                        =========

     Earnings per share:
          As reported      -- Basic                     $     .68
                           -- Diluted                   $     .64

          Proforma         -- Basic                     $     .65
                           -- Diluted                   $     .62

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

     Information with respect to this plan is as follows:

                                                                     Aggregate
                                 No. of Shares Weighted Average Intrinsic Value (in thousands) Exercise Price (in thousands)
                                 ------------- ----------------   --------------

Outstanding at December 31, 2006 .    1,139        $   4.62           $5,012
           Options granted .......       51            9.77
           Exercised .............      (58)           3.51
           Forfeited and cancelled      (49)           8.47
                                      -----         -------

Outstanding at December 31, 2007 .    1,083        $   4.75           $3,206
                                      =====        ========           ======
Vested and expected to vest
     at December 31, 2007 ........    1,067        $   4.68           $3,233
                                      =====        ========           ======
Total shares exercisable
     as of December 31, 2007 .....      837        $   3.58           $3,457
                                      =====        ========           ======
Shares remaining
              available for grant       821
                                      =====

     The weighted average grant date fair value of options granted during the years 2007, 2006 and 2005 was $4.39, $3.69 and $4.78, respectively. The total intrinsic value of options exercised during the years ended December 31, 2007, 2006 and 2005 was $289,000, $670,000 and $10,310,000, respectively. The fair value of options at the date of the grant was estimated using the Black-Scholes model with the following assumptions for the respective period ending December 31:

                                                  2007         2006        2005
                                              ----------   ----------    -------

Expected option life ...................       4.5 years    4.5 years    5 years
Weighted average risk-free interest rate       4.7 %        4.6%         3.5%
Weighted average expected volatility ...       48%          50%          43%
Expected dividend yield ................       0%           0%           0%


     For the years ended December 31, 2007, 2006 and 2005, the expected option life was based on the Company's historical experience with similar type options. Expected volatility is based on historical volatility levels of the Company's common stock over the preceding period of time consistent with the expected life. The risk-free interest rate is based on the implied yield currently available on U.S. Treasury zero coupon issues with a remaining term equal to the expected life.

     Stock options outstanding at December 31, 2007 are summarized as follows:

   Range of        Number Outstanding     Weighted Average      Weighted Average
Exercise Prices      (in thousands)        Remaining Life        Exercise Price
---------------    ------------------     ----------------      ---------------

$1.25  -   $3.17              545            2.9   Years            $  2.21
$3.21  -   $8.47              416            6.8   Years            $  6.31
$9.50  -  $11.40              122            8.0   Years            $ 10.72
----------------          -------            -----------            -------
$1.25  -  $11.40            1,083            5.0   Years            $  4.75
================          =======            ===========            =======

     At December 31, 2007 the aggregate unrecognized compensation cost of unvested options, as determined using a Black-Scholes option valuation model, was $601,000 (net of estimated forfeitures) which is expected to be recognized as compensation expense in fiscal years 2008 through 2012.

     Current year activity with respect to the Company's nonvested stock options is as follows:

                                                                  Weighted
                                                             Average grant-date
          Nonvested shares (in thousands)       Shares           fair value
          -------------------------------      --------      -----------------

          Balance at January 1, 2007 ..           376           $   3.58
                Granted ...............            51               4.39
                Vested ................          (132)              4.54
                Forfeited and cancelled           (49)              3.89
                                                 ----           --------
          Balance at December 31, 2007            246           $   3.97
                                                 ====           ========

     During 2007 and 2006, the Company issued 9,600 and 17,800 restricted stock awards, respectively, at a per share price of $.02. These awards vest over various periods ranging from 6 to 60 months.

Note 8-- Income Taxes

     The provision (benefit) for income taxes consists of:

                                              Year ended December 31,
                                                  (in thousands)
                                        ----------------------------------
                                           2007         2006        2005
                                        ---------     --------   ---------
Current income tax:
     Federal .......................     $   206      $ 1,565     $ 3,312
     State .........................          86          346         679
     Foreign .......................         422          319         154
                                         -------      -------     -------
                                             714        2,230       4,145
                                         -------      -------     -------
Deferred income tax:
     Federal .......................      (1,872)         802       1,196
     State .........................        (339)         114          17
                                         -------      -------     -------
                                          (2,211)         916       1,213
                                         -------      -------     -------
Provision (benefit) for income taxes     $(1,497)     $ 3,146     $ 5,358
                                         =======      =======     =======

     Deferred tax liabilities (assets) are comprised of the following at:

                                                             December 31,
                                                             (in thousands)
                                                     ---------------------------
                                                        2007              2006
                                                     ----------       ----------

     Software development expense ..........          $   778           $   493
     Intangible assets .....................              864               528
     Other .................................              277              --
                                                      -------           -------
     Gross deferred tax liabilities ........            1,919             1,021
                                                      -------           -------

     Allowances for bad debts and inventory            (3,738)           (3,204)
     Capitalized inventory costs ...........             (115)             (105)
     Employee benefit accruals .............           (1,566)           (1,172)
     Federal net operating loss carryforward             (672)             --
     State net operating loss carryforward .             (405)              (81)
     Tax credit carryforwards ..............           (1,345)             (617)
     Other .................................             (211)             (328)
                                                      -------           -------
     Gross deferred tax assets .............           (8,052)           (5,507)
                                                      -------           -------
     Net deferred tax assets ...............          $(6,133)          $(4,486)
                                                      =======           =======


     The Company has Federal tax credit carryforwards of $1,068,000 that expire in various tax years from 2013 to 2017. The Company has a Federal operating loss carryforward of $2,218,000 that expires in 2027. Of the operating loss carryforward, $241,000 will result in a benefit within additional paid in capital when realized. The Company also has state tax credit carryforwards of $191,000 and state net operating loss carryforwards of $9,439,000 which expire in various tax years through 2027. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the historical level of taxable income and projections for future taxable income, management believes it is more likely than not the Company will realize the benefit of the deferred tax assets. Accordingly, no deferred tax valuation allowance was recorded at December 31, 2007 and 2006.

     The Company has adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN48) effective January 1, 2007. The Company's adoption of FIN 48 on January 1, 2007, did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

     The provision (benefit) for income taxes differed from the provision computed by applying the Federal statutory rate to income before taxes due to the following:

                                                Year ended December 31,
                                         ----------------------------------
                                            2007        2006          2005
                                         -------      --------     --------

Federal statutory tax rate ......        (35.0)%       35.0%        34.0%
State taxes .....................         (6.6)         3.9          3.1
Extraterritorial income exclusion           --         (2.4)        (1.4)
Non deductible expenses .........          6.8          1.9           .5
Tax credits .....................         (3.6)        (1.0)         (.6)
Foreign income taxes ............          1.7           --           .5
Other ...........................          1.1         (1.9)          .1
                                          ----         ----         ----
                                         (35.6)%       35.5%        36.2%
                                          ====         ====         ====

Note 9 -- Employee Benefit Plans

     The Company has a deferred profit-sharing retirement plan that covers substantially all employees. The Company's annual contribution to the plan is discretionary. The Company contributed $800,000, $880,000, and $1,985,000 to the Plan in 2007, 2006, and 2005, respectively. The plan also contains a 401(k) provision that allows employees to contribute a percentage of their salary up to the statutory limitation. These contributions are matched at the rate of 10% by the Company. The Company's matching contributions under the 401(k) component were $396,000, $348,000 and $297,000 in 2007, 2006, and 2005, respectively.

     The Company also maintains an incentive-compensation plan. Participants in the plan are key employees as determined by the Board of Directors and executive management. Compensation under the plan is based on the achievement of predetermined financial performance goals of the Company and its subsidiaries. Awards under the plan are payable in cash. Awards under the plan totaled $632,000, $707,000 and $1,258,000 in 2007, 2006, and 2005, respectively.

     The Company also sponsors a Deferred Compensation Plan for a select group of highly compensated employees that includes the Executive Officers. The Deferred Compensation Plan was adopted effective March 4, 2004. Participants may make elective deferrals of their salary to the plan in excess of tax code limitations that apply to the Company's qualified plan. The Company invests the participants deferred amounts to fund these obligations. The Company also has the sole discretion to make employer contributions to the plan on the behalf of the participants, though it did not make any employer contributions in 2007, 2006, and 2005.

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

     Information as to the Company's segments is set forth below:

                                            Year ended December 31,
                                                (in thousands)
                                   -------------------------------------------
                                       2007            2006             2005
                                   -----------     -----------     -----------
Revenues:
   Hospitality ...............      $ 144,486       $ 145,216       $ 149,457
   Government ................         64,998          63,451          56,182
                                    ---------       ---------       ---------
           Total .............      $ 209,484       $ 208,667       $ 205,639
                                    =========       =========       =========
Operating income (loss):
   Hospitality ...............      $  (7,701)      $   5,051       $  10,864
   Government ................          3,814           4,267           3,470
   Other .....................           (449)           (334)           --
                                    ---------       ---------       ---------
                                       (4,336)          8,984          14,334
Other income, net ............          1,227             617             743
Interest expense .............         (1,096)           (734)           (287)
                                    ---------       ---------       ---------
Income (loss) before provision
  for income taxes ...........      $  (4,205)      $   8,867       $  14,790
                                    =========       =========       =========
Identifiable assets:
   Hospitality ...............      $ 122,442       $ 123,958       $ 106,529
   Government ................         14,429          10,898           9,015
   Other .....................          9,647           7,402           9,605
                                    ---------       ---------       ---------
           Total .............      $ 146,518       $ 142,258       $ 125,149
                                    =========       =========       =========
Goodwill:
   Hospitality ...............      $  26,349       $  25,138       $  20,086
   Government ................            649             596             536
                                    ---------       ---------       ---------
           Total .............      $  26,998       $  25,734       $  20,622
                                    =========       =========       =========

Depreciation and amortization:
   Hospitality ...............      $   3,622       $   3,453       $   3,321
   Government ................             81              42              80
   Other .....................            376             389             354
                                    ---------       ---------       ---------
           Total .............      $   4,079       $   3,884       $   3,755
                                    =========       =========       =========

Capital expenditures:
   Hospitality ...............      $   1,788       $     903       $   1,385
   Government ................             57              14              74
   Other .....................            172             272             223
                                    ---------       ---------       ---------
           Total .............      $   2,017       $   1,189       $   1,682
                                    =========       =========       =========

     The following table presents revenues by country based on the location of the use of the product or services.

                        2007           2006        2005
                     ---------     ---------    ---------

United States .      $179,323      $181,482      $183,383
Other Countries        30,161        27,185        22,256
                     --------      --------      --------
Total .........      $209,484      $208,667      $205,639
                     ========      ========      ========


     The following table presents assets by country based on the location of the asset.

                        2007           2006        2005
                     ---------     ---------    ---------

United States .      $134,766      $134,799      $119,627
Other Countries        11,752         7,459         5,522
                     --------      --------      --------
    Total .....      $146,518      $142,258      $125,149
                     ========      ========      ========

     Customers comprising 10% or more of the Company's total revenues are summarized as follows:

                                   2007      2006      2005
                                  -----     -----     ------
Hospitality segment:
  McDonald's Corporation ...       25%       26%       28%
  Yum! Brands, Inc. ........       15%       14%       13%
Government segment:
  U.S. Department of Defense       31%       30%       27%
All Others .................       29%       30%       32%
                                  ---       ---       ---
                                  100%      100%      100%
                                  ===       ===       ===

Note 12 -- Fair Value of Financial Instruments

     Estimated fair values of financial instruments classified as current assets or liabilities approximate carrying values due to the short-term nature of the instruments. Such current assets and liabilities include cash and cash equivalents, accounts receivable, borrowings under lines of credit, current portion of long-term debt and accounts payable. The estimated fair values of the Company's long-term debt at December 31, 2007 and 2006 is based on variable and fixed interest rates at December 31, 2007 and 2006, respectively, for new issues with similar remaining maturities and approximates respective carrying values at December 31, 2007 and 2006. At December 31, 2007, the fair market value of the Company's interest rate swap includes a realized loss of $154,000, which is included as a component of interest expense within the consolidated statement of operations and as a component of accrued expenses within the consolidated balance sheet.

     Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Note 13 -- Related Party Transactions

     The Company leases its corporate wellness facility to related parties at a current rate of $9,775 per month. The Company receives a complimentary membership to this facility which is provided to all employees. During 2007, 2006, and 2005 the Company received rental income amounting to $117,300 for the lease of the facility. All lease payments are current at December 31, 2007.

     The Company also leases office space from an officer of one of its subsidiaries. The lease is for a period of five years beginning on October 1, 2004 at an annual rate of $360,000. In 2007, 2006, and 2005, the Company paid $360,000 to the officer under this lease.

Note 14 -- Selected Quarterly Financial Data (Unaudited)

                                                            Quarter ended
                                                (in thousands except per share amounts)
          2007                         March 31       June 30        September 30   December 31
          ----                         --------       -------        ------------   -----------
Net revenues ....................      $ 47,836       $ 49,872       $ 51,577       $ 60,199
Gross margin ....................        10,808         12,635         12,402         16,063
Net income (loss) ...............        (1,308)        (1,021)          (862)           483
Basic earnings (loss) per share .          (.09)          (.07)          (.06)           .03
Diluted earnings (loss) per share          (.09)          (.07)          (.06)           .03


                                                            Quarter ended
                                                  (in thousands except per share amounts)
          2006                         March 31       June 30      September 30     December 31
          ----                         --------       -------       ----------      -----------

Net revenues .............             $ 52,597       $ 53,343       $ 48,534       $ 54,193
Gross margin .............               14,363         14,911         12,177         14,058
Net income ...............                2,012          2,338            550            821
Basic earnings per share .                  .14            .16            .04            .06
Diluted earnings per share                  .14            .16            .04            .06



                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              PAR  TECHNOLOGY CORPORATION

March 17, 2008                                John W. Sammon, Jr.
                                              --------------------------------
                                              John W. Sammon, Jr.
                                              Chairman of Board and President


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

--------------------------------------------------------------------------------
  Signatures                          Title                         Date
--------------------------------------------------------------------------------

/s/John W. Sammon
----------------------
John W. Sammon                Chairman of Board and              March 17, 2008
                              President (Principal
                               Executive Officer)
                               and Director

/s/Charles A. Constantino
-------------------------
Charles A. Constantino        Executive Vice President           March 17, 2008
                              and Director

/s/Sangwoo Ahn
----------------------
Sangwoo Ahn                   Director                           March 17, 2007

/s/James A. Simms
----------------------
James A. Simms                Director                           March 17, 2007


/s/Paul D. Nielsen
----------------------
Paul D. Nielsen               Director                           March 17, 2007


/s/Kevin R. Jost
----------------------
Kevin R. Jost                 Director                           March 17, 2007

/s/Ronald J. Casciano
----------------------
Ronald J. Casciano           Vice President, Chief Financial     March 17, 2007
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

  10.3        JP Morgan term loan.                                     Filed as Exhibit 10.3 to Form 10-K for
                                                                       the year ended December 31, 2006 and
                                                                       incorporated herein by reference.

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



                                List of Exhibits (Continued)

Exhibit No.       Description of Instrument
-----------       -------------------------


10.7 June 2007 amendment to bank line of credit agreement - JP Morgan Chase

10.8          February 2008 amendment to bank line of
              credit agreement - JP Morgan Chase

10.9          June 2007 amendment to bank line of
              credit agreement - NBT Bank

10.10         January 2008 amendment to bank line of
              credit agreement - NBT Bank

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

                                  EXHIBIT 10.7



                                 AMENDMENT NO. 2
                                       TO
                      AMENDED AND RESTATED CREDIT AGREEMENT

     This Amendment No. 2 (the "Amendment"), dated as of June 19, 2007, is between PAR TECHNOLOGY CORPORATION, a Delaware corporation (the "Borrower"), and JPMORGAN CHASE BANK, N.A. (the "Bank").

                                 R E C I T A L S

     A. The Borrower and the Bank are parties to an Amended and Restated Credit Agreement dated as of April 19, 2006, as amended by an Amendment No. 1 dated November 2, 2006 (the "Credit Agreement").

     B. The Borrower has requested that the Bank amend the Credit Agreement to suspend the testing of certain financial covenants for a period of time.

     C. The Bank is willing to amend the Credit Agreement as requested by the Borrower upon the terms and conditions set forth in this Amendment.

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

     2. Amendment of Credit Agreement.

          2.1 The following  defined term is added to Section 1.01 of the Credit
     Agreement:

          "Amendment No. 2 Effective Date" means the date on which all the conditions to this Amendment have been satisfied.

          2.2 The following  defined term is added to Section 1.01 of the Credit
     Agreement:

          "EBITDA" or "Earnings Before Interest, Taxes, Depreciation and Amortization" means, with respect to Borrower and its consolidated Subsidiaries, on a consolidated basis, for any period, the sum of the following for such period determined in accordance with GAAP: (a) consolidated net income for such period, plus (b) the amount deducted in determining consolidated net income representing income taxes, plus
          (c) the amount deducted in determining consolidated net income representing interest expense, plus (d) the amount deducted in determining consolidated net income representing non-cash charges for depreciation and amortization, minus (e) the amount included in determining consolidated net income representing gains from the sale or disposition of assets not sold in the ordinary course of business, minus (f) the amount included in determining consolidated net income representing income from any reappraisal, revaluation or write-up of assets, minus (g) the amount included in determining consolidated net income representing other extraordinary or non-recurring income or gain; provided that (x) the net income of any Person that is not a wholly-owned Subsidiary or that is accounted for by the equity method of accounting shall be included only to the extent of the amount of dividends or distributions actually received by Borrower or one of its Subsidiaries, (y) the net income of any Person accrued prior to the date it becomes a wholly-owned Subsidiary or is merged into or consolidated with Borrower or another Subsidiary shall be excluded, and (z) the net income of a Subsidiary which for any reason is unavailable for payment of dividends to the Borrower or another Subsidiary shall be excluded.

2.3 The definition of Applicable Rate found in Section 1.01 of the Credit Agreement is amended by adding the following sentence at the end thereof:

               Notwithstanding anything in this definition to the contrary, the Applicable Rate for the period from the Amendment No. 2 Effective Date to August 15, 2007 shall be the rate set forth in Category 2, and the Applicable Rate for the period from August 16, 2007 to the date on which Borrower delivers to Bank the financial statements and other information required to be delivered pursuant to Section 5.01 for the quarter ending March 31, 2008 shall be the rate set forth in Category 5; provided that, except as otherwise provided in Section 2.10(c), at any time an Event of Default has occurred and is continuing the Applicable Rate shall be 1.00% higher than the rate that would otherwise be applicable.

          2.4 Section 6.09 of the Credit Agreement is amended to read as follows:

          SECTION 6.09. Leverage Ratio. Borrower will not suffer or permit its Leverage Ratio, as measured at the end of each Fiscal Quarter (other than the Fiscal Quarters ending June 30, 2007, September 30, 2007, and December 31, 2007), to be greater than 3.50 to 1.0.

          2.5 Section 6.10 of the Credit Agreement is amended to read as follows:

          SECTION 6.10. Fixed Charge Coverage Ratio. Borrower will not suffer or permit its Fixed Charge Coverage Ratio, as measured at the end of each Fiscal Quarter (other than the Fiscal Quarters ending June 30, 2007, September 30, 2007, and December 31, 2007), to be less than 4.0 to 1.0

2.6 The following new Section 6.12 is added to the Credit Agreement immediately following Section 6.11:

          SECTION 6.12. Minimum EBITDA. Borrower shall not permit its EBITDA for the rolling four-quarter periods ending June 30, 2007, September 30, 2007 and December 31, 2007 to be less than $2,500,000, $1,500,000, and
          $1,100,000, respectively.

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

          4.2 The Bank shall have received such documents and certificates as the Bank or its counsel may reasonably request relating to the organization, existence and good standing of the Borrower and each Corporate Guarantor and the authorization of this Amendment, all in form and substance satisfactory to the Bank and its counsel.

          4.3 The Bank shall have received true and correct copies, certified as to authenticity by the Borrower, of an amendment to Borrower's loan agreement with NBT Bank, N.A. containing financial covenants substantially the same as those set forth in this Amendment No. 2.

          4.4 The Bank shall have received a Confirmation and Acknowledgment from each Corporate Guarantor in the form attached as Exhibit A.

          4.5 The Borrower shall have paid or agreed to pay all invoices presented to Borrower for expense reimbursements due to the Bank in connection with the preparation of this Amendment.

          5. Effect of this Amendment. This Amendment constitutes the entire agreement of the parties with respect to the subject matter hereof, and supersedes all prior oral or written communications, memoranda, proposals, negotiations, discussions, term sheets and commitments with respect to the subject matter hereof. Except as expressly provided herein, no other changes or modifications to the Credit Agreement are intended or implied by this Amendment, and in all other respects the Credit Agreement is hereby specifically ratified, restated and confirmed by as of the Amendment No. 2 Effective Date. To the extent that any provision of the Credit Agreement conflicts with any provision of this Amendment, the provision of this Amendment shall control.

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


                                   PAR TECHNOLOGY CORPORATION



                                   By: /s/Ronald J. Casciano
                                   -------------------------
                                   Name:  Ronald J. Casciano
                                   Title: Treasurer


                                   JPMORGAN CHASE BANK, N.A.



                                   By: /s/Frederick K. Miller
                                   --------------------------
                                   Name:  Frederick K. Miller
                                   Title: Vice President

                                EXHIBIT 10.8


                                 AMENDMENT NO. 3
                                       TO
                      AMENDED AND RESTATED CREDIT AGREEMENT

     This Amendment No. 3 (the "Amendment"), dated as of February 7, 2008, is between PAR TECHNOLOGY CORPORATION, a Delaware corporation (the "Borrower"), and JPMORGAN CHASE BANK, N.A. (the "Bank").

                                 R E C I T A L S

     A. The Borrower and the Bank are parties to an Amended and Restated Credit Agreement dated as of April 19, 2006, as amended by an Amendment No. 1 dated as of November 2, 2006 and by an Amendment No. 2 dated as of June 19, 2007 (the "Credit Agreement").

     B. The Borrower has requested that the Bank (i) waive compliance with the requirements of Section 6.12 of the Credit Agreement for the rolling four-quarter period ending December 31, 2007 and (ii) amend the Credit Agreement to amend certain financial covenants.

     C. The Bank is willing to agree to such waiver and to amend the Credit Agreement as requested by the Borrower upon the terms and conditions set forth in this Amendment.

                  NOW, THEREFORE, the parties agree as follows:

     1. Definitions. All capitalized terms used in this Amendment which are not otherwise defined shall have the meanings given to those terms in the Credit Agreement, except where such terms are amended herein.

     2. Waiver. Subject to the conditions and upon the terms set forth in this Amendment, and in reliance on the representations and warranties of the Borrower set forth in this Amendment, the Bank hereby waives compliance with the requirements of Section 6.12 of the Credit Agreement for the rolling four-quarter period ended December 31, 2007; provided, however, that such waiver shall be automatically rescinded and of no further force and effect in the event that Borrower's audited financial statements for the year ended December 31, 2007 delivered to the Bank pursuant to Section 5.01(a) of the Credit Agreement reflect that Borrower's EBITDA for the rolling four-quarter period ended December 31, 2007 is less than $750,000.

     3. Amendment of Credit Agreement.

          3.1 Section 6.09 of the Credit Agreement is amended to read as follows:

          SECTION 6.09. Leverage Ratio. Borrower will not suffer or permit its Leverage Ratio, as measured at the end of each Fiscal Quarter (other than the Fiscal Quarters ending December 31, 2007 and March 31, 2008), to be greater than 3.50 to 1.0. Borrower will not suffer or permit its Leverage Ratio, as measured at the end of the Fiscal Quarter ending March 31, 2008, to be greater than 4.75 to 1.0.

          3.3 Section 6.10 of the Credit Agreement is amended to read as follows:

          SECTION 6.10. Fixed Charge Coverage Ratio. Borrower will not suffer or permit its Fixed Charge Coverage Ratio, as measured at the end of each Fiscal Quarter (other than the Fiscal Quarters ending December 31, 2007, March 31, 2008 and June 30, 2008), to be less than 4.0 to 1.0. Borrower will not suffer or permit its Fixed Charge Coverage Ratio, as measured at the end of the Fiscal Quarter ending March 31, 2008, to be less than 1.20 to 1.0. Borrower will not suffer or permit its Fixed Charge Coverage Ratio, as measured at the end of the Fiscal Quarter ending June 30, 2008, to be less than 2.3 to 1.0.

     4. Representations and Warranties. The Borrower represents and warrants to the Bank that the following statements are true, correct and complete:

          4.1 Each of the representations and warranties made by the Borrower in the Credit Agreement is true and correct on and as of the date of this Amendment and after giving effect to the transactions contemplated by this Amendment.

          4.2 No Default or Event of Default has occurred and is continuing.

          4.3 This Amendment has been duly and validly executed and delivered by the Borrower and constitutes its legal, valid and binding obligation, enforceable against the Borrower in accordance with its terms.

     5. Conditions to Effectiveness of Amendment. This Amendment shall be effective only when and if each of the following conditions is satisfied (or waived in accordance with Section 8.02 of the Credit Agreement):

          5.1 The Bank (or its counsel) shall have received from the Borrower either (i) a counterpart of this Amendment signed on behalf of the Borrower or (ii) written evidence satisfactory to the Bank (which may include telecopy or electronic transmission of a signed signature page of this Amendment) that the Borrower has signed a counterpart of this Amendment.

          5.2 The Bank shall have received such documents and certificates as the Bank or its counsel may reasonably request relating to the organization, existence and good standing of the Borrower and each Corporate Guarantor and the authorization of this Amendment, all in form and substance satisfactory to the Bank and its counsel.

          5.3 The Bank shall have received true and correct copies, certified as to authenticity by the Borrower, of an amendment to Borrower's loan agreement with NBT Bank, N.A. containing financial covenants substantially the same as those set forth in this Amendment.

          5.4 The Bank shall have received a Confirmation and Acknowledgment from each Corporate Guarantor in the form attached as Exhibit A.

          5.5 The Borrower shall have paid or agreed to pay all invoices presented to Borrower for expense reimbursements due to the Bank in connection with the preparation of this Amendment.

     6. Effect of this Amendment. This Amendment constitutes the entire agreement of the parties with respect to the subject matter hereof, and supersedes all prior oral or written communications, memoranda, proposals, negotiations, discussions, term sheets and commitments with respect to the subject matter hereof. Except as expressly provided herein, no other changes or modifications to the Credit Agreement are intended or implied by this Amendment, and in all other respects the Credit Agreement is hereby specifically ratified, restated and confirmed as of the dated of this Amendment. To the extent that any provision of the Credit Agreement conflicts with any provision of this Amendment, the provision of this Amendment shall control.

     7. Counterparts. This Amendment may be signed in any number of counterparts, each of which shall be deemed an original, but all of which taken together shall constitute one and the same instrument. Delivery of an executed signature page to this Amendment by facsimile transmission shall be as effective as delivery of a manually signed counterpart.

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


                                        PAR TECHNOLOGY CORPORATION



                                        By: /s/Ronald J. Casciano
                                        -------------------------
                                        Name:  Ronald J. Casciano
                                        Title: Treasurer


                                        JPMORGAN CHASE BANK, N.A.



                                        By: /s/Frederick K. Miller
                                        --------------------------
                                        Name: Frederick K. Miller
                                        Title: Vice President

                                  EXHIBIT 10.9

                     AMENDMENT TO A BUSINESS LOAN AGREEMENT
          AND TEMPORARY MODIFICATION OF A PROMISSORY NOTE INTEREST RATE
               MADE AMONG PAR TECHNOLOGY CORPORATION, AS BORROWER
 AND THE FOLLOWING GUARANTORS OF PAYMENT: PARTECH, INC.; PAR GOVERNMENT SYSTEMS CORORATION; ROME RESEARCH CORPORATION; PAR SPRINGER-MILLER SYSTEMS, INC.; AND
                   NBT BANK, NATIONAL ASSOCIATION, AS LENDER

THIS AMENDMENT TO A BUSINESS LOAN AGREEMENT AND TEMPORARY MODIFICATION OF A PROMISSORY NOTE INTEREST RATE (this "Amendment", hereinafter) dated as of June 20, 2007, is made to amend a certain business loan agreement dated April 21, 2006 (hereinafter the "Loan Agreement") and a certain promissory note (Line of Credit) dated of even date as the Loan Agreement, in the maximum amount outstanding, at any time or under any contingency, of $12,500,000.00 (the "Note", hereinafter), and is entered into among PAR Technology Corporation ("Borrower", hereinafter) a Delaware business corporation, having its primary corporate offices at 8383 Seneca Turnpike, New Hartford, NY 13413; NBT Bank, National Association ("Lender", hereinafter), a national banking association having an office for the transaction of business at 555 French Road, New Hartford, NY 13413; and each of the following as guarantors of payment of the Loan (as hereinafter defined): Partech, Inc.; PAR Government Systems Corporation; Rome Research Corporation; and PAR Springer-Miller Systems, Inc. ("Guarantors", collectively hereinafter, and each being referred to separately as a "Guarantor"), which execute this Amendment, together with their several Reaffirmations of Guaranties (the "Reaffirmations", collectively) dated as of even date herewith, in order to confirm and agree to the modifications to the Loan Agreement, as hereinafter set forth.

                                    RECITALS:

WHEREAS, Borrower has requested of Lender that Lender modify certain Financial Covenants required to be met by the Borrower pursuant to the Loan Agreement, as conditions of the Loan; and to make a temporary modification of the variable rate of interest charged under the Note against the outstanding principal balance of the Loan from time to time (the "Variable Interest Rate", hereinafter); and

WHEREAS, Lender has agreed to modify the Borrower's compliance with certain of such Financial Covenants and to make a temporary modification of the Variable Interest Rate, upon Borrower's agreement to add to the Loan terms an additional Financial Covenant, as hereinafter set forth, which shall be made part of and thereby modify the Loan Agreement; and to execute a certain "letter of understanding" (the "Letter of Understanding", hereinafter) with respect to the modification of such Financial Covenants and Variable Interest Rate, and the effect of such modification of such Financial Covenants upon the Variable Interest Rate pricing set forth in the Note; and a corresponding modification of the unused line of credit fee;

NOW THEREFORE, in consideration of the above recitals, and other good and valuable consideration, acknowledged to have been exchanged between the parties hereto, the parties hereto agree as follows:

     1. Modification to the Loan Agreement. Paragraph titled " Financial Covenants and Ratios" of the Loan Agreement ( Page 7 thereof) is modified, as follows:

          1.1. Subparagraph "B" "Fixed Charge Coverage Ratio" is deleted, and replaced with the following:

     B. Fixed Charge Coverage Ratio: Excluding quarters ending June 30, 2007, September 30, 2007, and December 31, 2007, respectively, Borrower shall maintain a Fixed Charge Coverage Ratio, measured quarter-annually, upon a rolling-four-quarters basis, based upon Borrower's filed SEC 10Q Reports, of not less than 4.0 to 1.0 (4.0:1.0). The Fixed Charge Coverage shall be determined based upon the following formula:

A fraction,    (a) the numerator of which is:Earnings measured before deductions therefrom of Interest, Taxes, Depreciation, and Amortization; and

               (b) the denominator of which is: Interest Expense plus current maturities of long-term debt.

     1.2. Subparagraph "C" "Leverage Ratio" is deleted, and replaced with the following:

     C. Leverage Ratio. Excluding quarters ending June 30, 2007, September 30, 2007, and December 31, 2007, respectively, Borrower shall maintain a Leverage Ratio measured at the end of each of Borrower's fiscal quarter-annual periods, determined on a rolling-four-quarters basis, of not more than 3.5 to 1.0 (3.5:1.0). The Leverage Ratio shall be applied based upon the following formula:

     A fraction,    (a) the numerator of which is: all institutional debt of the borrower; and

                    (b) the denominator of which is: Earnings, measured before deductions therefrom, of Interest, taxes, Depreciation and Amortization.

     1.3.  The  following  new  Financial  Covenant  is made a part of the  Loan
Agreement:

     Minimum EBITDA Covenant: Borrower shall maintain a Minimum EBITDA measured quarter-annually, commencing with the quarter-annual period ending June 30, 2007, on a rolling-twelve-months basis, based upon Borrower's filed SEC 10Q reports, as follows:

     (a) Quarter-Annual Period ending June 30, 2007: Minimum EBITDA of Two Million Five Hundred Thousand and 00/100ths Dollars ($2,500,000.00)

     (b) Quarter-Annual Period ending September 30, 2007: Minimum EBITDA of One Million Five Hundred Thousand and 00/100ths Dollars ($1,500,000.00)

     (c) Quarter-Annual Period ending December 31, 2007: Minimum EBITDA of One Million One Hundred Thousand and 00/100ths Dollars ($1,100,000.00).

     This Covenant with respect to Minimum EBITDA shall cease, as an effective covenant and condition of the Loan and Loan Agreement, with the inception of the first quarter-annual period of Borrower's fiscal year 2008.

"EBITDA" means the following: "Earnings, measured before deductions therefrom of Interest, taxes, Depreciation, and Amortization"

     2. Temporary Modification of the Variable Interest Rate.

     2.1. The Variable Interest Rate charged under the Note evidencing the Loan is modified, such that, notwithstanding the terms and conditions set forth in the Note, the Variable Interest Rate from August 16, 2007, to May 15, 2008, shall be determined quarter-annually based upon the Index (as defined in the Note) plus one hundred seventy five basis points (175 BP), without application of the Leverage Ratio, for purposes of determining the Margin (as defined in the Note).

     2.2. The modification set forth in Paragraph 2.1. hereinabove shall continue in effect until May 15, 2008, upon which date the modification shall be terminated; the determination of the Variable Interest Rate shall thereafter be made by reference to the Note, excluding the effect of this modification; and the terms and conditions of the Note will revert to those terms set forth within the Note, without the effect and application of the modifications set forth in Paragraph 2.1 hereinabove.

     2.3. Except for the modifications set forth in Paragraph 2.1 hereinabove, no other terms or conditions of the Note are modified.

     3. Guarantors' Consent. Each of the Guarantors executes this Amendment for purposes of consenting to the modifications to the Loan Agreement and the Note; and Guarantors' confirmations, continuation and reaffirmations of their respective Guaranties with respect to such modifications, are, in addition to their consents evidenced by this Amendment, set forth in each of their respective Reaffirmations (as hereinabove defined).

     4. Modification Fee. In consideration of the amendments and modifications to the Loan Agreement and Note effected hereby, the Borrower does agree, upon execution hereof, to pay a Business Loan Agreement and Note Modification Fee (the "Modification Fee", hereinafter), of Twenty Thousand and 00/100ths Dollars ($20,000.00), due and payable on or before Lender's execution of this Amendment.

     5. No other Changes. This Amendment modifies the Loan Agreement and Note only as specifically set forth hereinabove; and except as modified herein, the Loan Agreement and Note each continue in full force and effect, without further or additional modification.

     6. Related Documents. This Amendment, and any other documents made and executed by and between, or among, Borrower, Lender and Guarantor(s), which documents are all dated as of even date herewith, are included as "Related Documents", as that term is defined in the Loan Agreement.

     7. Entire Understanding. This Amendment, the Loan Agreement, the Note, and the Related Documents dated as of even date herewith, constitute the entire understanding and agreement of the parties hereto as to the matters set forth in this Amendment; and no alteration of or modification of this Amendment, to the Loan Agreement, or to the Note, shall be effective unless given in writing, and signed by the party or parties sought to be charged or bound by such alteration and/or modification.

     8. Venue; Waiver of Trial By Jury; Choice of Law. This Amendment, the Loan Agreement, the Note, and the Guaranties are, and have been, made among Borrower, Guarantors and Lender in the State of New York. If there is a lawsuit, the Borrower and Guarantors agree, upon Lender's request, to submit to the jurisdiction of the Courts of Oneida County, State of New York. LENDER, BORROWER AND GUARANTORS HEREBY WAIVE THE RIGHT TO ANY JURY TRIAL IN ANY ACTION, PROCEEDING OR COUNTERCLAIM BROUGHT BY ANY OF THEM AGAINST ANY OTHER(S). This Amendment shall be governed by and construed in accordance with the laws of the State of New York, exclusive of law rules and public policies.

     9. Notices. All notices required to be given under this Amendment shall be given in writing in accordance with those same "notice" terms as set forth in the Loan Agreement on page 12 thereof, titled "Notices."

     10. Successors and Assigns. The covenants and agreements contained by or on behalf of Borrower or Guarantors shall bind their respective successors and assigns, shall inure to the benefit of the Lender, its successors and/or assigns. Borrower and Guarantors shall not, however, have the right to assign their rights under this Amendment or Loan Agreement, or their interests therein, without the prior written consent of the Lender.

     11. Severability. If a court of competent jurisdiction finds any provision of this Amendment, and/or the Loan Agreement, and/or the Note, as modified hereby, to be invalid or unenforceable as to any person or circumstance, such finding shall not render that provision invalid or unenforceable as to any other persons or circumstances. If feasible, any such offending provision shall be deemed to be modified to be within the limits of enforceability or validity; however, if the offending provision cannot be so modified, it shall be stricken and all other provisions of this Amendment, the Loan Agreement, and the Note in all other respects shall remain valid and enforceable.

     12. Performance. TIME IS OF THE ESSENCE in the performance of all requirements set forth in this Amendment, in the Loan Agreement, and in the Note, including, but not limited to, those requirements which are modified hereby.

     13. Costs and Expenses. Borrower and Guarantors shall pay the reasonable out-of-pocket costs and expenses of Lender, including, but not limited to: the Modification Fee, the reasonable fees and disbursements of Lender's counsel, incurred by Lender in connection with the negotiation and preparation of this Amendment and the other Related Documents of even date; any further amendments hereto or to the Loan Agreement, the Note, and/or the other Related Documents (whether or not of even date herewith); any amendments required to a participation agreement existing or concurrently entered into between Lender with a participant or participants.

     BORROWER AND EACH GUARANTOR ACKNOWLEDGES HAVING READ ALL THE PROVISIONS
                OF THIS AMENDMENT, AND EACH AGREES TO ITS TERMS.

IN WITNESS WHEREOF, the parties hereto execute these presents, or cause the same to be executed by their duly authorized representatives, as of June 20, 2007.

                                            PAR TECHNOLOGY CORPORATION

                                            By: /s/Ronald J. Caciano
                                            -----------------------------
                                            Ronald J. Casciano, Treasurer

                                            PARTECH, INC.

                                            By: /s/Ronald J. Caciano
                                            -----------------------------
                                            Ronald J. Casciano, Treasurer

                                            PAR GOVERNMENT SYSTEMS CORPORATION

                                            By: /s/Ronald J. Caciano
                                            -----------------------------
                                            Ronald J. Casciano, Treasurer

                                            ROME RESEARCH CORPORATION

                                            By: /s/Ronald J. Caciano
                                            -----------------------------
                                            Ronald J. Casciano, Treasurer

                                            PAR SPRINGER-MILLER SYSTEMS, INC.

                                            By: /s/Ronald J. Caciano
                                            -----------------------------
                                            Ronald J. Casciano, Treasurer

                                            NBT BANK, NATIONAL ASSOCIATION


                                            By: /s/Rex W. Cary
                                            ----------------------------
                                            Rex W. Cary, Vice President

                                  EXHIBIT 10.10

                 (SECOND)AMENDMENT TO A BUSINESS LOAN AGREEMENT
       AND ACKNOWLEDGMENT OF THE INTEREST RATE AND TERMS OF REPAYMENT OF A PROMISSORY NOTE MADE AMONG PAR TECHNOLOGY CORPORATION, AS BORROWER
 AND THE FOLLOWING GUARANTORS OF PAYMENT: PARTECH, INC.; PAR GOVERNMENT SYSTEMS
                     CORPORATION; ROME RESEARCH CORPORATION;
     PAR SPRINGER-MILLER SYSTEMS, INC.; AND NBT BANK, NATIONAL ASSOCIATION,
                                   AS LENDER

INTENT AND BACKGROUND. THIS (SECOND) AMENDMENT TO A BUSINESS LOAN AGREEMENT AND ACKNOWLEDGMENT OF INTEREST RATE AND TERMS OF REPAYMENT OF A PROMISSORY NOTE (this "Amendment", hereinafter) dated as of January 1, 2008, is made to

(a) modify a certain business loan agreement dated April 21, 2006 (the "Loan Agreement" hereinafter) as modified by a certain Amendment to a Business Loan Agreement and Temporary Modification of a Promissory Note Interest Rate (the "First Amendment", hereinafter), dated as of June 20, 2007, entered into among Borrower, Lender and Guarantors (each, as hereinafter defined); and

(b) confirm and acknowledge the original terms of repayment (including, but not limited to, the pricing structure of the interest rate) of a certain promissory note (the "Note", hereinafter) dated of even date as the Loan Agreement as temporarily modified by the First Amendment; said Note being in the maximum principal amount permitted to be outstanding, at anyone time under any contingency, of Twelve Million Five Hundred Thousand and 00/100ths Dollars ($12,500,000.00).

The Note evidences, and said Loan Agreement is made with respect to, that certain unsecured line of credit in the maximum principal amount permitted to be outstanding at any one time under any contingency, of $12,500,000.00 (the "Loan", hereinafter) extended by NBT Bank, National Association, a national banking association having an office at 555 French Road, New Hartford, NY 13413, as lender ("Lender", hereinafter), to PAR Technology Corporation, a Delaware business corporation, having an office at 8383 Seneca Turnpike, New Hartford, NY 13413, as borrower ("Borrower", hereinafter); the payment of which Loan is guarantied by each of the following corporations: Partech, Inc.; PAR Government Systems Corporation; Rome Research Corporation; and PAR Springer-Miller Systems, Inc. ("Guarantors", collectively hereinafter, and each being referred to separately as a "Guarantor").

Guarantors, having also entered into the Loan Agreement for purposes of making such statements and/or agreements set forth therein as being those of the Guarantors, also execute this Amendment, together with (inter alia) certain Reaffirmations of Guaranties (the "Reaffirmations", collectively) dated as of even date herewith, in order to confirm and agree to the modifications to the Loan Agreement, as hereinafter set forth, the acknowledgment of the terms of repayment of the Note as set forth therein, and the replacement of the First Amendment by this Amendment.

THIS AMENDMENT IS A REPLACEMENT AMENDMENT. THIS AMENDMENT AND THE TERMS HEREOF ARE DEEMED TO SUPERSEDE AND REPLACE THE FIRST AMENDMENT AND THE TERMS THEREOF, EFFECTIVE BEGINNING ON THE DATE OF THIS AGREEMENT.

                                 FIRST RECITAL:

     WHEREAS, Borrower has requested of Lender that Lender modify certain Financial Covenants required to be met by the Borrower pursuant to the Loan Agreement and as subsequently modified by the First Amendment, and waive and terminate a certain temporary financial covenant established in the First Amendment; and

                                 SECOND RECITAL:

     WHEREAS, Lender has agreed to such modifications (hereinafter the "Modifications"), upon, inter alia, Borrower's and Guarantors' entering into this Amendment, replacing the First Amendment and its effect upon the Note and Loan Agreement and the terms thereof, including, but not necessarily limited to, its effect upon the Variable Interest Rate (as defined in the Note) and Unused Line Fee (as defined in the Loan Agreement); and

                                 THIRD RECITAL:

     NOW THEREFORE, in consideration of the above recitals, and other good and valuable consideration, acknowledged to have been exchanged between the parties hereto, the parties hereto agree as follows:

1. Modifications to the Loan Agreement. Paragraph titled " Financial Covenants and Ratios" of the Loan Agreement ( Page 7) thereof) is modified, as follows:

     1.1. Subparagraph "B" "Fixed Charge Coverage Ratio" is deleted, and replaced with the following:

     B. Fixed Charge Coverage Ratio:

     B.1. For Borrower's fiscal quarter-annual period ending March 31, 2008, Borrower shall maintain a Fixed Charge Coverage Ratio, measured quarter-annually, upon the immediately preceding rolling-four-quarters, based upon Borrower's filed SEC 10Q Reports, of not less than 1.2:1.0; and

     B.2. For Borrower's fiscal quarter-annual period ending June 30, 2008, Borrower shall maintain a Fixed Charge Coverage Ratio, measured quarter-annually, upon the immediately preceding rolling-four-quarters, based upon Borrower's filed SEC 10Q Reports, of not less than 2.3:1.0; and

     B.3. Beginning with Borrower's fiscal quarter-annual period ending September 30th, 2008 and continuing for each successive quarter-annual period throughout the remaining term of the Loan, Borrower shall maintain a Fixed Charge Coverage Ratio, measured quarter-annually at the end of each of Borrower's fiscal quarter-annual periods, upon the immediately preceding rolling-four-quarters, based upon Borrower's filed SEC 10Q Reports, of not less than 4.0:1.00.

     The Fixed Charge Coverage shall be determined based upon the following formula:

A fraction,  (a)  the numerator of which is: Earnings measured before deductions therefrom of Interest, Taxes, Depreciation, and Amortization ("EBITDA"); and

             (b) the denominator of which is: Interest Expense, plus current maturities of long-term debt.

     1.2. Subparagraph "C" "Leverage Ratio" is deleted, and replaced with the following:

     C. Leverage Ratio.

     C.1. For Borrower's fiscal quarter-annual period ending on March 31, 2008, Borrower shall maintain a Leverage Ratio measured quarter-annually upon the immediately-receding rolling-four-quarters, based on Borrower's filed SEC 10Q reports, of not more than 4.75:1.00.

     C.2. For Borrower's fiscal quarter-annual period ending on June 30, 2008, and continuing for each successive quarter-annual period throughout the remaining term of the Loan, Borrower shall maintain a Leverage Ratio, measured quarter-annually upon the immediately-preceding rolling-four-quarters, based on Borrower's filed SEC 10Q reports, of not more than 3.5:1.00.

     C.3. The Leverage Ratio shall be determined based upon the following formula:

     A fraction, (a) the numerator of which is: all institutional debt of the borrower; and

     (b) the denominator of which is: EBITDA (as hereinabove defined).

     2. EBIDTA Requirement Waived. Lender hereby waives all requirement of Borrower to comply with that certain Minimum EBITDA Covenant, as required in Paragraph 1.3(c) of the First Amendment. Hereinafter, the Minimum EBITDA Covenant is deleted as a covenant applicable to the Borrower with respect to the Loan.

     3 Terms of the Note and Unused Line Fee Confirmed. Borrower, Lender and Guarantors agree that (a) effective as of the date of this Amendment, all effect of the First Amendment on the Note has been terminated, and that the original terms of the Note as set forth therein, including, but not limited to, the matrix pricing structure effecting the level of the Margin as set forth in the Note, now governs the Variable Interest Rate charged on the Loan; (b) that the current Leverage Ratio exceeds 3.00:1.00; and that the effect thereof is that
(i) pursuant to the terms of the Note, the Variable Interest Rate is now two hundred basis points (200) above the Index, adjustable in accordance with the terms of the Note; and (ii) pursuant to the terms of the Loan Agreement, Page 7, Paragraph D.2 of Section titled "Financial Covenants and Ratios", the price of the Unused Line Fee, is at one half of one percent (.05) of the amount of the unused Loan principal during the prior quarter-annual period of Borrower's fiscal year, subject to future continuing adjustment in accordance with the terms of the Loan Agreement and the applicable provisions of the Note.

     4. Guarantors' Consent. Each of the Guarantors executes this Amendment for purposes of consenting to the Modifications; and Guarantors' confirmations, continuation and reaffirmations of their respective Guaranties with respect to such modifications, are, in addition to their consents evidenced by this Amendment, set forth in each of their respective Reaffirmations (as hereinabove defined).

     5. No other Changes. (a) This Amendment modifies the Loan Agreement only as specifically set forth hereinabove; and except as modified herein, the Loan Agreement remains unchanged and continuing in full force and effect; (b) this Amendment modifies the Note to the extent and only to the extent that it replaces the First Amendment and removes the effect of the First Amendment on the Note; and that otherwise the Note remains unchanged and continues in full force and effect.

     6. Related Documents. This Amendment, and any other documents made and executed by and between, or among, Borrower, Lender and Guarantor(s), are included as "Related Documents", as that term is defined in the Loan Agreement.

     7. Entire Understanding. This Amendment, the Loan Agreement, the Note, and the Related Documents dated as of even date herewith, constitute the entire understanding and agreement of the parties hereto as to the matters set forth in this Amendment; and no alteration of or modification of this Amendment, to the Loan Agreement, or to the Note or any Related Documents, shall be effective unless given in writing, and signed by the party or parties sought to be charged or bound by such alteration and/or modification.

     8. Venue; Waiver of Trial By Jury; Choice of Law. This Amendment, the Loan Agreement, the Note, and the Guaranties are, and have been, made among Borrower, Guarantors and Lender in the State of New York. If there is a lawsuit, the Borrower and Guarantors agree, upon Lender's request, to submit to the jurisdiction of the Courts of Oneida County, State of New York. LENDER, BORROWER AND GUARANTORS HEREBY WAIVE THE RIGHT TO ANY JURY TRIAL IN ANY ACTION, PROCEEDING OR COUNTERCLAIM BROUGHT BY ANY OF THEM AGAINST ANY OTHER(S). This Amendment shall be governed by and construed in accordance with the laws of the State of New York, exclusive of law rules and public policies.

     10. Notices. All notices required to be given under this Amendment shall be given in writing in accordance with those same "notice" terms as set forth in the Loan Agreement.

     11. Successors and Assigns. The covenants and agreements contained by or on behalf of Borrower or Guarantors shall bind their respective successors and assigns, shall inure to the benefit of the Lender, its successors and/or assigns. Borrower and Guarantors shall not, however, have the right to assign their rights under this Amendment, the Note, or Loan Agreement, or their interests therein, without the prior written consent of the Lender.

     12. Severability. If a court of competent jurisdiction finds any provision of this Amendment, and/or the Loan Agreement, and/or the Note, and/or any
Related  Document,   to  be  invalid  or  unenforceable  as  to  any  person  or circumstance, such finding shall not render that provision invalid or unenforceable as to any other persons or circumstances. If feasible, any such offending provision shall be deemed to be modified to be within the limits of enforceability or validity; however, if the offending provision cannot be so modified, it shall be stricken and all other provisions of this Amendment, the Loan Agreement, the Note, and the Related Documents in all other respects shall remain valid and enforceable.

     13. Performance. TIME IS OF THE ESSENCE in the performance of all requirements set forth in this Amendment, in the Loan Agreement, and in the Note, including, but not limited to, those requirements which are modified hereby.

     14. Costs and Expenses. Borrower and Guarantors shall pay the reasonable out-of-pocket costs an8d expenses of Lender incurred with respect to this Agreement, including, but not limited to, the reasonable fees and disbursements of Lender's counsel incurred by Lender in connection with the negotiation and preparation of this Amendment and the other Related Documents of even date; any further amendments hereto or to the Loan Agreement, the Note, and/or the other Related Documents (whether or not of even date herewith); any amendments required to a participation agreement existing or concurrently entered into between Lender with a participant or participants, and any costs incurred in enforcing any provision of this Amendment, the Note, the Loan Agreement, and any related Document.

     BORROWER AND EACH GUARANTOR ACKNOWLEDGE HAVING READ ALL THE PROVISIONS OF THIS AMENDMENT, AND EACH AGREES TO ITS TERMS.

     IN WITNESS WHEREOF, the parties hereto execute these presents, or cause the same to be executed by their duly authorized representatives, effective as of January 1, 2008.

                                 PAR TECHNOLOGY CORPORATION

                                 By: /s/Ronald J. Caciano
                                 -----------------------------
                                 Ronald J. Casciano, Treasurer

                                 PARTECH, INC.

                                 By: /s/Ronald J. Caciano
                                 -----------------------------
                                 Ronald J. Casciano, Treasurer

                                 PAR GOVERNMENT SYSTEMS CORPORATION

                                 By: /s/Ronald J. Caciano
                                 -----------------------------
                                 Ronald J. Casciano, Treasurer

                                 ROME RESEARCH CORPORATION

                                 By: /s/Ronald J. Caciano
                                 -----------------------------
                                 Ronald J. Casciano, Treasurer

                                 PAR SPRINGER-MILLER SYSTEMS, INC.

                                 By: /s/Ronald J. Caciano
                                 -----------------------------
                                 Ronald J. Casciano, Treasurer

                                  NBT BANK, NATIONAL ASSOCIATION


                                  By: /s/John F. Buffa
                                  -----------------------------
                                  John F. Buffa, Sr. Vice President

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

Ausable Solutions, Inc. ..........................         Delaware

PixelPoint ULC ...................................         Canada

                                   EXHIBIT 23
            Consent of Independent Registered Public Accounting Firm



The Board of Directors
PAR Technology Corporation:

We consent to the incorporation by reference in the registration statements (No. 333-119828, 33-04968, 33-39784, 33-58110, 33-63095 and 333-137647) on Form S-8
and the registration statement (No. 333-102197) on Form S-3 of PAR Technology Corporation of our report dated March 17, 2008, with respect to the consolidated balance sheets of PAR Technology Corporation and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2007, and the effectiveness of internal control over financial reporting as of December 31, 2007, which report appears in the December 31, 2007 annual report on Form 10-K of PAR Technology Corporation.

As discussed in notes 1 and 7 to the consolidated financial statements, effective January 1, 2006, the Company adopted the fair value method of accounting for stock based compensation as required by Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.


(Signed) KPMG LLP

Syracuse, New York
March 17, 2008

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


Date: March 17, 2008                           John W. Sammon, Jr.
                                               --------------------------------
                                               John W. Sammon, Jr.
                                               Chairman of the Board and
                                               Chief Executive Officer

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


Date: March 17, 2008                         Ronald J. Casciano
                                             ----------------------------------
                                             Ronald J. Casciano
                                             Vice President,
                                             Chief Financial Officer & Treasurer

                                  Exhibit 32.1



                           PAR TECHNOLOGY CORPORATION
                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Annual Report of PAR Technology Corporation (the Company) on Form 10-K for the year ended December 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the Report), we, John W. Sammon, Jr. and Ronald J. Casciano, Chairman of the Board & Chief Executive Officer and Vice President, Chief Financial Officer & Treasurer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that, to the best of our knowledge:


     (1) The Report fully complies with the requirement of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.






John W. Sammon, Jr.
-------------------------------
John W. Sammon, Jr.
Chairman of the Board & Chief Executive Officer
March 17, 2008

Ronald J. Casciano
--------------------------------
Ronald J. Casciano
Vice President, Chief Financial Officer & Treasurer
March 17, 2008