Form 10-Q
period 2008-03-31
PAR TECHNOLOGY CORP
filed 2008-05-12
CIK 708821

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

          [ X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


       For the Quarter Ended March 31, 2008. Commission File Number 1-9720

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer" and "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

(Check one): Large Accelerated Filer [ ] Accelerated Filer [X] Non-Accelerated Filer [ ] Smaller Reporting Company [ ] (Do not check if a smaller reporting company)

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

     The number of shares outstanding of registrant's common stock, as of April 30, 2008 - 14,406,063 shares.

                           PAR TECHNOLOGY CORPORATION


                                TABLE OF CONTENTS
                                    FORM 10-Q


                                     PART I
                              FINANCIAL INFORMATION


   Item Number
   -----------

      Item 1.       Financial Statements (unaudited)
                 - Consolidated Statements of Operations for the three months ended March 31, 2008 and 2007

                 - Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2008 and 2007

                 -  Consolidated Balance Sheets at
                    March 31, 2008 and December 31, 2007

                 -  Consolidated Statements of Cash Flows
                    for the three months ended March 31, 2008 and 2007

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

      Exhibit Index

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                   PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                           For the three months
                                                              ended March 31,
                                                           ---------------------
                                                              2008        2007
                                                           ---------   ---------
Net revenues:
     Product ...........................................   $ 16,897    $ 16,706
     Service ...........................................     16,415      15,529
     Contract ..........................................     18,795      15,601
                                                           --------    --------
                                                             52,107      47,836
                                                           --------    --------
Costs of sales:
     Product ...........................................      9,425      10,308
     Service ...........................................     12,483      12,166
     Contract ..........................................     17,840      14,554
                                                           --------    --------
                                                             39,748      37,028
                                                           --------    --------

     Gross margin ......................................     12,359      10,808
                                                           --------    --------
Operating expenses:
     Selling, general and administrative ...............      9,061       8,709
     Research and development ..........................      4,121       3,814
     Amortization of identifiable intangible assets ....        390         390
                                                           --------    --------
                                                             13,572      12,913
                                                           --------    --------
Operating loss .........................................     (1,213)     (2,105)
Other income, net ......................................        314         240
Interest expense .......................................       (348)       (222)
                                                           --------    --------

Loss before income taxes ...............................     (1,247)     (2,087)
Benefit for income taxes ...............................        503         779
                                                           --------    --------
Net loss ...............................................   $   (744)   $ (1,308)
                                                           ========    ========
Loss per share
     Basic .............................................   $   (.05)   $   (.09)
     Diluted ...........................................   $   (.05)   $   (.09)
Weighted average shares outstanding
     Basic .............................................     14,379      14,320
                                                           ========    ========
     Diluted ...........................................     14,379      14,320
                                                           ========    ========


See notes to unaudited interim consolidated financial statements

                   PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                 (in thousands)
                                   (unaudited)

                                                           For the three months
                                                              ended March 31,
                                                           ---------------------
                                                              2008        2007
                                                           ---------   ---------

Net loss .............................................     $  (744)     $(1,308)
Other comprehensive loss, net of tax:
     Foreign currency translation adjustments ........        (104)         (84)
                                                           -------      -------

Comprehensive loss ...................................     $  (848)     $(1,392)
                                                           =======      =======














See notes to unaudited interim consolidated financial statements

                   PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)
                                   (unaudited)

                                                         March 31,  December 31,
                                                           2008         2007
                                                         ---------  ------------
Assets
Current assets:
     Cash and cash equivalents ........................   $   3,493   $   4,431
     Accounts receivable-net ..........................      39,283      43,608
     Inventories-net ..................................      41,720      40,319
     Income tax refunds ...............................       1,302         521
     Deferred income taxes ............................       5,314       5,630
     Other current assets .............................       3,835       3,370
                                                          ---------   ---------
         Total current assets .........................      94,947      97,879
Property, plant and equipment - net ...................       7,350       7,669
Deferred income taxes .................................         759         503
Goodwill ..............................................      26,718      26,998
Intangible assets - net ...............................       9,561       9,899
Other assets ..........................................       2,237       3,570
                                                          ---------   ---------
              Total Assets ............................   $ 141,572   $ 146,518
                                                          =========   =========
Liabilities and Shareholders' Equity
Current liabilities:
     Current portion of long-term debt ................   $     849   $     772
     Borrowings under lines of credit .................       4,604       2,500
     Accounts payable .................................      12,708      16,978
     Accrued salaries and benefits ....................       8,302       9,919
     Accrued expenses .................................       3,162       3,860
     Customer deposits ................................       4,202       3,898
     Deferred service revenue .........................      14,241      14,357
                                                          ---------   ---------
         Total current liabilities ....................      48,068      52,284
                                                          ---------   ---------
Long-term debt ........................................       6,681       6,932
                                                          ---------   ---------
Other long-term liabilities ...........................       2,560       2,315
                                                          ---------   ---------
Shareholders' Equity:
     Preferred stock, $.02 par value,
       1,000,000 shares authorized ....................        --          --
     Common stock, $.02 par value,
       29,000,000 shares authorized;
       16,058,818 and 16,047,818 shares issued;
       14,406,063 and 14,395,063 outstanding ..........         321         321
     Capital in excess of par value ...................      39,376      39,252
     Retained earnings ................................      49,707      50,451
     Accumulated other comprehensive income (loss) ....         368         472
     Treasury stock, at cost, 1,652,755 shares ........      (5,509)     (5,509)
                                                          ---------   ---------
         Total shareholders' equity ...................      84,263      84,987
                                                          ---------   ---------
              Total Liabilities and Shareholders' Equity  $ 141,572   $ 146,518
                                                          =========   =========

See notes to unaudited interim consolidated financial statements

                   PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)
                                                                        For the three months
                                                                           ended March 31,
                                                                           ---------------
                                                                           2008        2007
                                                                         --------   --------
Cash flows from operating activities:
    Net loss .........................................................   $  (744)   $(1,308)
    Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
         Depreciation and amortization ...............................     1,029        965
         Provision for bad debts .....................................       460        422
         Provision for obsolete inventory ............................       407        248
         Equity based compensation ...................................       104        138
         Deferred income tax .........................................       120       (781)
         Changes in operating assets and liabilities:
             Accounts receivable .....................................     3,865      3,431
             Inventories .............................................    (1,808)    (3,141)
             Income tax refunds ......................................      (781)       309
             Other current assets ....................................      (465)      (310)
             Other assets ............................................      (238)      (347)
             Accounts payable ........................................    (4,270)      (735)
             Accrued salaries and benefits ...........................    (1,617)    (1,555)
             Accrued expenses ........................................      (597)       354
             Customer deposits .......................................       304         62
             Deferred service revenue ................................      (116)       679
             Other long-term liabilities .............................       245        419
                                                                         -------    -------
                Net cash used in operating activities ................    (4,102)    (1,150)
                                                                         -------    -------
Cash flows from investing activities:
    Capital expenditures .............................................      (178)      (332)
    Capitalization of software costs .................................      (250)      (401)
    Contingent purchase price paid on prior year acquisitions ........      (101)       (60)
    Cash received from voluntary conversion of long-lived other assets     1,571         --
                                                                         -------    -------
               Net cash provided by (used in) investing activities ...     1,042       (793)
                                                                         -------    -------
Cash flows from financing activities:
    Net borrowings under line-of-credit agreements ...................     2,104        157
    Payments of long-term debt .......................................      (174)       (26)
    Proceeds from the exercise of stock options ......................        20         90
    Excess tax benefit of stock option exercises .....................      --           76
                                                                         -------    -------
               Net cash provided by financing activities .............     1,950        297
                                                                         -------    -------
Effect of exchange rate changes on cash and cash equivalents .........       172       (143)
                                                                         -------    -------
Net decrease in cash and cash equivalents ............................      (938)    (1,789)
Cash and cash equivalents at beginning of period .....................     4,431      4,273
                                                                         -------    -------
Cash and cash equivalents at end of period ...........................   $ 3,493    $ 2,484
                                                                         =======    =======
Supplemental disclosures of cash flow information:
Cash paid during the period for:
    Interest .........................................................   $   185    $   224
    Income taxes, net of refunds .....................................        79       (403)

See notes to unaudited interim consolidated financial statements

                   PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
          NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS


1. The accompanying unaudited interim consolidated financial statements have been prepared by PAR Technology Corporation (the "Company" or "PAR") in accordance with U.S. generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements. Accordingly, these interim financial statements do not include all information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of the Company, such unaudited statements include all adjustments (which comprise only normal recurring accruals) necessary for a fair presentation of the results for such periods. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results of operations to be expected for any future period. The consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2007 included in the Company's December 31, 2007 Annual Report to the Securities and Exchange Commission on Form 10-K.

     The preparation of consolidated financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include: the carrying amount of property, plant and equipment, identifiable intangible assets and goodwill, equity based compensation, and valuation allowances for receivables, inventories and deferred income taxes. Actual results could differ from those estimates.

2.   Inventories   are  primarily  used  in  the   manufacture  and  service  of
     Hospitality products. The components of inventory, net of related reserves, consist of the following:

                                                  (in thousands)
                                                  --------------
                                           March 31,         December 31,
                                             2008               2007
                                          ---------          ---------

         Finished goods .............      $10,992            $ 9,965
         Work in process ............        1,675              1,722
         Component parts ............       10,178             10,408
         Service parts ..............       18,875             18,224
                                           -------            -------
                                           $41,720            $40,319
                                           =======            =======

     At March 31, 2008 and December 31, 2007, the Company had recorded reserves for shrinkage, excess and obsolete inventory of $3,756,000 and $3,951,000, respectively.

3. Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123R Share-Based Payment (SFAS 123R) on a modified prospective basis. This standard requires the Company to measure the cost of employee services received in exchange for equity awards based on the grant date fair value of the awards. The cost is recognized as compensation expense over the vesting period of the awards. Total compensation expense included in operating expenses for the three months ended March 31, 2008 and 2007 was $104,000 and $137,000, respectively. At March 31, 2008, the unrecognized compensation expense related to non-vested option awards was $564,000 (net of estimated forfeitures) which is expected to be recognized as compensation expense in fiscal years 2008 through 2012.

4. Earnings per share are calculated in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share, which specifies the computation, presentation and disclosure requirements for earnings per share (EPS). It requires the presentation of basic and diluted EPS. Basic EPS excludes all dilution and is based upon the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock.

     The  following  is  a   reconciliation   of  the  weighted  average  shares
     outstanding for the basic and diluted EPS computations (in thousands, except per share data):

                                                        For the three months
                                                           ended March 31,
                                                        --------------------
                                                           2008        2007
                                                        --------    --------
Net loss ............................................   $   (744)   $ (1,308)
                                                        ========    ========
Basic:
     Shares outstanding at beginning of period ......     14,372      14,310
     Weighted average shares issued during the period          7          10
                                                        --------    --------
     Weighted average common shares, basic ..........     14,379      14,320
                                                        ========    ========
     Loss per common share, basic ...................   $   (.05)   $   (.09)
                                                        ========    ========
Diluted:
     Weighted average common shares, basic ..........     14,379      14,320
     Dilutive impact of stock options ...............       --          --
     Weighted average common shares, diluted ........     14,379      14,320
                                                        ========    ========
     Loss per common share, diluted .................   $   (.05)   $   (.09)
                                                        ========    ========


     For the three months ended March 31, 2008, 401,960 incremental shares from the assumed exercise of stock options and 24,458 restricted stock awards are not included in the computation of diluted earnings per share because of the anti-dilutive effect on earnings per share.

5. In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, "Fair Value Measurements," (SFAS 157), which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. This statement applies under other accounting pronouncements that require or permit fair value measurements. The statement indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability.

     Relative to SFAS 157, the FASB issued FASB Staff Positions (FSP) 157-1 and 157-2. FSP 157-1 amends SFAS 157 to exclude SFAS No. 13, "Accounting for Leases," (SFAS 13) and its related interpretive accounting pronouncements that address leasing transactions, while FSP 157-2 delays the effective date of the application of SFAS 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.

     The Company adopted SFAS 157 as of January 1, 2008, with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities. Non-recurring nonfinancial assets and nonfinancial liabilities for which we have not applied the provisions of

     SFAS 157 include those measured at fair value in goodwill impairment testing, indefinite lived intangible assets measured at fair value for impairment testing, asset retirement obligations initially measured at fair value, and those initially measured at fair value in a business combination.

     SFAS 157 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value. A financial asset or liability's classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

     The Company's interest rate swap agreement is valued at the amount the Company would have expected to pay to terminate the agreement. The fair value determination was based upon the present value of expected future cash flows using the LIBOR rate, plus an applicable interest rate spread, a technique classified within Level 2 of the valuation hierarchy described above. The fair value at March 31, 2008 was $318,000, and is included as a component of accrued expenses within the consolidated balance sheet.

6. The Company has an aggregate availability of $20,000,000 in unsecured bank lines of credit. One line totaling $12,500,000 bears interest at the bank borrowing rate (5.1% at March 31, 2008). The second line of $7,500,000 allows the Company, at its option, to borrow funds at the LIBOR rate plus the applicable interest rate spread or at the bank's prime lending rate (4.5% at March 31, 2008). These lines expire in April 2009. At March 31, 2008, there was $4,604,000 outstanding under these lines. The weighted average interest rate paid by the Company was 5.6% during 2008 and 6.3% during 2007. These facilities contain certain loan covenants including leverage and fixed charge coverage ratios. In the first quarter of 2008, the Company did not attain the required ratios but received waivers from its banks from these requirements. Additionally, the waivers require the Company to refinance its existing credit agreements by June 16, 2008. On May 7, 2008, the Company executed a commitment letter with one of the lenders above to enter into a new credit facility. The commitment initially provides the Company $7,500,000 in a working capital line of credit along with a term loan of $5,550,000, and allows the lender to arrange for participation by another lender in up to an additional $12,500,000 in availability under the working capital line of credit. The terms and conditions of the commitment letter will provide the Company with availability under the line of credit up to 36 months from the date of closing and escalating principal payments on the term loan through 2012. The waivers require a change in the applicable interest rate spread effective May 7, 2008 based on the Company's actual leverage ratio for the quarter. The committed credit facility will be secured by certain assets of the Company. The commitment letter expires on June 16, 2008.

     In 2006, the Company borrowed $6,000,000 under an unsecured term loan agreement, executed as an amendment to one of its bank line of credit agreements, in connection with the asset acquisition from SIVA Corporation. The loan provides for interest only payments in the first year and escalating principal payments through 2012. The loan bears interest at the LIBOR rate plus the applicable interest rate spread (5.1% at March 31, 2008). The terms and conditions of the line of credit agreement described above apply to the term loan. This loan continues to be classified as long term as the Company has both the ability (through the commitment letter discussed above) and intent to continue to finance this obligation over a long term period.

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

     Information as to the Company's segments is set forth below:

                                     (in thousands)
                                     --------------
                                  For the three months
                                     ended March 31,
                                 ---------------------
                                    2008        2007
                                 ---------   --------
Net revenues:
     Hospitality .............   $ 33,312    $ 32,235
     Government ..............     18,795      15,601
                                 --------    --------
           Total .............   $ 52,107    $ 47,836
                                 ========    ========

Operating income (loss):
     Hospitality .............   $ (2,039)   $ (2,968)
     Government ..............        930       1,000
     Other ...................       (104)       (137)
                                 --------    --------
                                   (1,213)     (2,105)
Other income, net ............        314         240
Interest expense .............       (348)       (222)
                                 --------    --------
Loss before provision
  for income taxes ...........   $ (1,247)   $ (2,087)
                                 ========    ========

Depreciation and amortization:
     Hospitality .............   $    907    $    861
     Government ..............         27           9
     Other ...................         95          95
                                 --------    --------
            Total ............   $  1,029    $    965
                                 ========    ========

Capital expenditures:
     Hospitality .............   $    102    $    291
     Government ..............         35          32
     Other ...................         41           9
                                 --------    --------
           Total .............   $    178    $    332
                                 ========    ========

Revenues by geographic area:
     United States ...........   $ 45,948    $ 41,687
     Other Countries .........      6,159       6,149
                                 --------    --------
           Total .............   $ 52,107    $ 47,836
                                 ========    ========


     The following table represents identifiable assets by business segment:

                                     (in thousands)
                                 March 31,  December 31,
                                 ----------------------
                                    2008        2007
                                 ---------   ---------
Identifiable assets:
     Hospitality .............   $117,544    $122,442
     Government ..............     13,211      14,429
              Other ..........     10,817       9,647
                                 --------    --------
          Total ..............   $141,572    $146,518
                                 ========    ========

     The following table presents identifiable assets by geographic area based on the location of the asset:

                                     (in thousands)
                                 March 31,  December 31,
                                 ----------------------
                                   2008         2007
                                 --------   -----------

     United States ...........   $129,836    $134,766
     Other Countries .........     11,736      11,752
                                 --------    --------
          Total ..............   $141,572    $146,518
                                 ========    ========


     The following table represents Goodwill by business segment:

                                    (in thousands)
                                March 31,   December 31,
                               ------------------------
                                  2008         2007
                               ---------    -----------

     Hospitality .............   $26,069     $26,349
     Government ..............       649         649
                                 -------     -------
          Total                  $26,718     $26,998
                                 =======     =======


     Customers comprising 10% or more of the Company's total revenues are summarized as follows:

                                        For the three months
                                           ended March 31,
                                      ------------------------
                                        2008             2007
                                      ---------      ---------

    Hospitality Segment:
         McDonald's Corporation ...      19%            24%
         YUM! Brands, Inc. ........      13%            13%
    Government Segment:
         Department of Defense           36%            33%
         All Others ...............      32%            30%
                                        ---            ---
                                        100%           100%
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

Overview

     PAR continues to be a leading provider of hospitality systems that include software, hardware and professional and lifecycle support services to several industries including: restaurants, hotels/resorts/spas, cruise lines and specialty retailers. The Company also provides the Federal Government, and its agencies, applied technology and technical services primarily contracting with the Department of Defense.

     The Company's hospitality technology products are used in a variety of applications by thousands of customers. The Company faces competition in all of its markets (restaurants, hotels, etc.) and competes primarily on the basis of product design/features, product quality/reliability, price, customer service, and delivery capability. Of late the trend in the hospitality industry has been for users to consolidate their lists of approved vendors to companies that have global capabilities, can achieve quality and delivery standards, have multiple product offerings, R&D capability, and can be competitive with their pricing. PAR believes that its global reach as a technology provider is an important competitive advantage as it allows the Company to provide innovative products, with significant delivery capability, globally, to its multinational customers like McDonald's, Yum! Brands and the Mandarin Oriental Hotel Group.

     PAR's strategy is to provide completely integrated technology systems and services with a high level of customer service in the markets in which it competes. The Company conducts its research and development efforts to create cutting-edge technology that meet and exceed our customers' requirements and also have high probability for broader market appeal and success. PAR also focuses upon operating efficiencies and controlling costs. This is achieved through investment in modern production technologies, and by managing purchasing processes and functions.

     In 2007, the Company undertook an internal investment strategy in three distinct areas of its hospitality segment. First, the Company made significant investments in developing its next generation software. Additionally, the Company invested in building a more robust, further reaching distribution channel. Lastly, as the Company's customers expand in international markets, PAR has invested in creating an international infrastructure, initially concentrating on the Asia/Pacific rim due to the new restaurant growth and concentration of PAR customers in that region.

     Approximately 36% of the Company's revenues are generated in our Government Business segment. This segment is comprised of two subsidiaries: PAR Government Systems Corporation and Rome Research Corporation. Through these two government contractors, the Company provides IT and communications support services to the U.S. Navy, Air Force and Army. PAR also offers its services to several non-military U.S. federal, state and local agencies. The Company provides applied technology services including radar, image and signal processing, logistics management systems, and geospatial services and products. The Company's record setting Government performance rating allows the Company to consistently win repeat business and establish long-term client-vendor relationships with their contract customers. PAR provides its clients the technical expertise necessary to facilitate and operate complex systems utilized by government agencies.

     The Company will continue to leverage its core technical capabilities and performance into related technical areas and an expanding customer base. The Company will seek to accelerate this growth through strategic acquisitions of businesses that broaden the Company's technology and/or business base.

Summary

     The Company believes it can be successful in its two core business segments
- Hospitality and Government - due to its focus and industry expertise. PAR remains committed to streamlining operations and improving return on invested capital through a variety of initiatives.

Results of Operations -- Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

     The Company reported revenues of $52.1 million for the quarter ended March 31, 2008, an increase of 9% from the $47.8 million reported for the quarter ended March 31, 2007. The Company's net loss for the quarter ended March 31, 2008 was $744,000, or $.05 diluted loss per share, compared to a net loss of $1.3 million and a $.09 diluted net loss per share for the same period in 2007.

     Product revenues from the Company's Hospitality segment were $16.9 million for the quarter ended March 31, 2008, an increase of 1% from the $16.7 million recorded in 2007. This increase was due to a 2% improvement in domestic product sales primarily due to solution sales to new restaurant customers. This was partially offset by a decline in hardware orders from a major customer pending the release of that customer's new third party software. This third party software was released in April and sales to this major customer are expected to increase over the balance of the year. This increase in domestic revenue was partially offset by a 2% decline in international product sales. This decrease was due to the timing of restaurant customer orders in Asia.

     Customer service revenues are also generated by the Company's Hospitality segment. The Company's service offerings include installation, software maintenance, training, twenty-four hour help desk support and various depot and on-site service options. Customer service revenues were $16.4 million for the quarter ended March 31, 2008, a 6% increase from $15.5 million reported for the same period in 2007. The growth is primarily related to increases in several service areas including onsite contracts and professional service activities.

     Contract revenues from the Company's Government segment were $18.8 million for the quarter ended March 31, 2008, an increase of 20% when compared to the $15.6 million recorded in the same period in 2007. This increase was primarily due to the start of new contracts in both the information technology outsourcing and imaging information areas, including the timing of subcontract work and material buys on these new contracts. These outsourcing operations provided by the Company directly support U.S. Navy, Air Force and Army operations as they seek to convert their military information technology communications facilities into contractor-run operations and to meet new requirements with contractor support. The imaging information work of the Company includes high technology research involving information archive and retrieval as well as sensors.

     Product margins for the quarter ended March 31, 2008 were 44.2%, an increase of 590 basis points from the 38.3% for the quarter ended March 31, 2007. This increase in margins was primarily attributable to an increase in software revenue from restaurant customers.

     Customer service margins were 24% for the quarter ended March 31, 2008, an increase of 230 basis points compared to 21.7% for the same period in 2007. Service margins increased primarily due to improved margins in field service and installation as revenue increased in both of these areas.

     Contract margins were 5.1% for the quarter ended March 31, 2008, a decrease of 160 basis points compared to 6.7% for the same period in 2007. This decline was due to new contract starts and to lower margins on the subcontract work and material buys described above. The most significant components of contract costs in 2008 and 2007 were labor and fringe benefits. For 2008, labor and fringe benefits were $13.6 million or 76% of contract costs compared to $12.6 million or 86% of contract costs for the same period in 2007.

     Selling, general and administrative expenses are virtually all related to the Company's Hospitality segment. Selling, general and administrative expenses for the quarter ended March 31, 2008 were $9.1 million, an increase of 4% from the $8.7 million for the same period in 2007. This increase was primarily due to a rise in sales and marketing expenses associated with restaurant products as the Company is investing in its international infrastructure and in the expansion of its dealer channel.

     Research and development expenses relate primarily to the Company's Hospitality segment. Research and development expenses were $4.1 million for the quarter ended March 31, 2008, an increase of 8% from the $3.8 million recorded in 2007. The increase was primarily attributable to the Company's continued research and development in its next generation software and hardware products for its restaurant customers.

     Amortization of identifiable intangible assets was $390,000 for the quarter ended March 31, 2008, unchanged from 2007. Amortization is on the identifiable assets acquired in the Company's acquisitions over the last several years.

     Other income, net, was $314,000 for the quarter ended March 31, 2008 compared to $240,000 for the same period in 2007. Other income primarily includes rental income and foreign currency gains and losses. This increase is primarily due to an increase in foreign currency gains in 2008 versus 2007.

     Interest expense represents interest charged on the Company's short-term borrowing requirements from banks and from long-term debt. Interest expense was $348,000 for the quarter ended March 31, 2008 as compared to $222,000 in 2007. The increase is primarily due to interest expense recognized on the Company's interest rate swap agreement that was entered into in September 2007. In addition, the Company's average borrowings increased in 2008 compared to 2007. These increases were partially offset by a decrease in the Company's borrowing rate in 2008 when compared to 2007.

     For the quarters ended March 31, 2008 and 2007, the Company's expected effective income tax rate based on projected pre-tax income was 40.3% and 37.3%, respectively. The increase in effective tax rate is primarily attributable to the expiration of the Research and Experimental Tax Credit at the end of 2007. Also contributing to the increase in effective tax rate was the taxable portion of the proceeds from the voluntary conversion of a Company-owned life insurance policy in the quarter ended March 31, 2008. Due to the pre-tax loss for the quarters ended March 31, 2008 and 2007, the Company provided a tax benefit of 40.3% and 37.3%, respectively, as its estimate of the annual effective income tax rate based on projected pre-tax income as indicated above.

Liquidity and Capital Resources

     The Company's primary sources of liquidity have been cash flow from operations and lines of credit with various banks. Cash used by operations was $4.1 million for the three months ended March 31, 2008 compared to $1.2 million for 2007. In 2008, cash was impacted by the operating loss for the period and the timing of vendor and salaries and benefits payments. This was partially offset by the collection of accounts receivable. In 2007, cash was primarily used to fund inventory growth and the operating loss for the period. This was offset by a reduction in accounts receivable.

     Cash generated by investing activities was $1 million for the three months ended March 31, 2008 versus cash used of $793,000 for the same period in 2007. In 2008, the Company received $1.6 million from the voluntary conversion of a Company-owned life insurance policy. In 2008, capital expenditures were $178,000 and were primarily for computer equipment. Capitalized software costs relating to software development of Hospitality segment products were $250,000 in 2008. In 2007, capital expenditures were $332,000 and were principally for manufacturing and research and development equipment. Capitalized software costs relating to software development of Hospitality segment products were $401,000 in 2007.

     Cash provided by financing activities was $1.9 million for the three months ended March 31, 2008 versus $297,000 in 2007. In 2008, the Company increased its short-term borrowings by $2.1 million and decreased its long-term debt by $174,000. The Company also benefited $20,000 from the exercise of employee stock options. In 2007, the Company increased its short-term bank borrowings by $157,000, benefited $166,000 from the exercise of employee stock options and decreased its long-term debt by $26,000.

     The Company has an aggregate availability of $20,000,000 in unsecured bank lines of credit. One line totaling $12,500,000 bears interest at the bank borrowing rate (5.1% at March 31, 2008). The second line of $7,500,000 allows the Company, at its option, to borrow funds at the LIBOR rate plus the applicable interest rate spread or at the bank's prime lending rate (4.5% at March 31, 2008). These lines expire in April 2009. At March 31, 2008, there was $4,604,000 outstanding under these lines. The weighted average interest rate paid by the Company was 5.6% during 2008 and 6.3% during 2007. These facilities contain certain loan covenants including leverage and fixed charge coverage ratios. In the first quarter of 2008, the Company did not attain the required ratios but received waivers from its banks from these requirements. Additionally, the waivers require the Company to refinance its existing credit agreements by June 16, 2008. On May 7, 2008, the Company executed a commitment letter with one of the lenders above to enter into a new credit facility. The commitment initially provides the Company $7,500,000 in a working capital line of credit along with a term loan of $5,550,000, and allows the lender to arrange for participation by another lender in up to an additional $12,500,000 in availability under the working capital line of credit. The terms and conditions of the commitment letter will provide the Company with availability under the line of credit up to 36 months from the date of closing and escalating principal payments on the term loan through 2012. The waivers require a change in the applicable interest rate spread effective May 7, 2008 based on the Company's actual leverage ratio for the quarter. The committed credit facility will be secured by certain assets of the Company. The commitment letter expires on June 16, 2008.

     In 2006, the Company borrowed $6,000,000 under an unsecured term loan agreement, executed as an amendment to one of its bank line of credit agreements, in connection with the asset acquisition from SIVA Corporation. The loan provides for interest only payments in the first year and escalating principal payments through 2012. The loan bears interest at the LIBOR rate plus the applicable interest rate spread (5.1% at March 31, 2008). The terms and conditions of this line of credit agreement described above apply to the term loan.

     In September 2007, the Company entered into an interest rate swap agreement associated with a $6,000,000 variable rate loan with principal and interest payments due through August 2012. At September 30, 2007, the notional principal amount totaled $6,000,000. This instrument was utilized by the Company to minimize significant unplanned fluctuations in earnings and cash flows caused by interest rate volatility. The Company did not adopt hedge accounting under the provision of FASB Statement No 133, Accounting for Derivative Instruments and Hedging Activities, but rather records the fair market value adjustments through the consolidated statements of operations each period. The associated fair value adjustment included within the consolidated statements of operations for the three months ended March 31, 2008 was $164,000 and is included as an increase to interest expense.

     The Company has a $1,830,000 mortgage collateralized by certain real estate. The annual mortgage payment including interest totals $226,000. The mortgage bears interest at a fixed rate of 7% and matures in 2010.

     During fiscal year 2008, the Company anticipates that its capital requirements will be $2 - $3 million. The Company does not usually enter into long term contracts with its major Hospitality segment customers. The Company commits to purchasing inventory from its suppliers based on a combination of internal forecasts and the actual orders from customers. This process, along with good relations with suppliers, minimizes the working capital investment required by the Company. Although the Company lists two major customers, McDonald's and Yum! Brands, it sells to hundreds of individual franchisees of these corporations, each of which is individually responsible for its own debts.

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

Recent Accounting Pronouncements

     In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"), which provides guidance for measuring the fair value of assets and liabilities, as well as requires expanded disclosures about fair value measurements. SFAS 157 indicates that fair value should be determined based on the assumptions marketplace participants would use in pricing the asset or liability, and provides additional guidelines to consider in determining the market-based measurement. The Company adopted SFAS 157 as of January 1, 2008, with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities. Refer to Note 5 to the Unaudited Interim Consolidated Financial Statements for additional discussion on fair value measurements. This did not have a material impact on the consolidated financial statements.

     In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. SFAS 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The Company adopted SFAS 159 as of January 1, 2008 and has elected not to measure any additional financial instruments and other items at fair value. This did not have a material impact on the consolidated financial statements.

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

     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51 (SFAS 160). The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary (minority interests) and for the deconsolidation of a subsidiary. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008 (fiscal year 2009). The Company is currently assessing the impact of adopting SFAS 160 on its consolidated financial statements.

     In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133" (SFAS 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity's derivative instruments and hedging activities and their effects on the entity's financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 (fiscal year 2009), with early application permitted. The Company is currently evaluating the disclosure implications of this statement.

Critical Accounting Policies

     In our Annual Report on Form 10-K for the year ended December 31, 2007, we disclose accounting policies, referred to as critical accounting policies, that require management to use significant judgment or that require significant estimates. Management regularly reviews the selection and application of our critical accounting policies. There have been no updates to the critical accounting policies contained in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

INFLATION

         Inflation had little effect on revenues and related costs during the first three months of 2008. Management anticipates that margins will be maintained at acceptable levels to minimize the affects of inflation, if any.

INTEREST RATES

     As of March 31, 2008, the Company has $5 million in variable long-term debt and $5.4 million in variable short-term debt. The Company believes that an adverse change in interest rates of 100 basis points would not have a material impact on our business, financial condition, results of operations or cash flows.

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

     (b) Changes in Internal Control over Financial Reporting.

     There was no change in the Company's internal controls over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, such internal controls over financial reporting.

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

Item 4.  Submission of Matters to a Vote of Security Holders

     None.

Item 5.  Other Information

     On January 8, 2008, PAR Technology Corporation furnished a report on Form 8-K pursuant to Items 5.02 and 9.01 (Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers) and (Financial Statements and Exhibits), respectively.

     On February 11, 2008, PAR Technology Corporation furnished a report on Form 8-K to report its results of operations for the quarterly period ending December 31, 2007.

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









Date:  May 12, 2008



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


Date: May 12, 2008
                                             /s/John W. Sammon
                                             ---------------------------
                                             John W. Sammon
                                             Chairman of the Board and
                                             Chief Executive Officer

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

Date: May 12, 2008
                                             /s/Ronald J. Casciano
                                             ---------------------------
                                             Ronald J. Casciano
                                             Vice President, Chief Financial
                                             Officer & Treasurer

                                  Exhibit 32.1


                           PAR TECHNOLOGY CORPORATION
                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of PAR Technology Corporation (the "Company") on Form 10-Q for the quarter ended March 31, 2008 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), we, John
W. Sammon and Ronald J. Casciano, Chairman of the Board & Chief Executive Officer and Vice President, Chief Financial Officer & Treasurer of the Company, certify pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that to the best of our knowledge:


          (1) The Report fully complies with the requirement of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

          (2)  The information  contained in the Report fairly presents,  in all
               material  respects,   the  financial  condition  and  results  of
               operations of the Company.






/s/John W. Sammon
-------------------------------
John W. Sammon
Chairman of the Board & Chief Executive Officer
May 12, 2008

/s/Ronald J. Casciano
-------------------------------
Ronald J. Casciano
Vice President, Chief Financial Officer & Treasurer
May 12, 2008