Form 10-Q
period 2008-06-30
PAR TECHNOLOGY CORP
filed 2008-08-11
CIK 708821

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

     [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


       For the Quarter Ended June 30, 2008. Commission File Number 1-9720

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

     The number of shares outstanding of registrant's common stock, as of July 31, 2008 - 14,455,063 shares.

                           PAR TECHNOLOGY CORPORATION


                                TABLE OF CONTENTS
                                    FORM 10-Q


                                     PART I
                              FINANCIAL INFORMATION


   Item Number
   -----------

      Item 1.    Financial Statements (unaudited)

                 - Consolidated Statements of Operations for the three and six months ended June 30, 2008 and 2007

                 - Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2008 and 2007

                 -  Consolidated Balance Sheets at
                    June 30, 2008 and December 31, 2007

                 -  Consolidated Statements of Cash Flows
                    for the six months ended June 30, 2008 and 2007

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

      Exhibit Index

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements



                   PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                       For the three months      For the six months
                                                           ended June 30,           ended June 30,
                                                      ----------------------    ----------------------
                                                         2008         2007        2008          2007
                                                      ---------    ---------    ---------    ---------
Net revenues:
     Product ......................................   $  20,751    $  18,320    $  37,648    $  35,026
     Service ......................................      17,729       16,100       34,144       31,629
     Contract .....................................      18,754       15,452       37,549       31,053
                                                      ---------    ---------    ---------    ---------
                                                         57,234       49,872      109,341       97,708
                                                      ---------    ---------    ---------    ---------
Costs of sales:
     Product ......................................      12,612       10,699       22,037       21,007
     Service ......................................      12,877       11,886       25,360       24,052
     Contract .....................................      17,713       14,652       35,553       29,206
                                                      ---------    ---------    ---------    ---------
                                                         43,202       37,237       82,950       74,265
                                                      ---------    ---------    ---------    ---------
           Gross margin ...........................      14,032       12,635       26,391       23,443
                                                      ---------    ---------    ---------    ---------
Operating expenses:
     Selling, general and administrative ..........       8,742        9,186       17,803       17,895
     Research and development .....................       3,890        4,387        8,011        8,201
     Amortization of identifiable intangible assets         389          394          779          784
                                                      ---------    ---------    ---------    ---------
                                                         13,021       13,967       26,593       26,880
                                                      ---------    ---------    ---------    ---------

Operating income (loss) ...........................       1,011       (1,332)        (202)      (3,437)
Other income, net .................................         229          154          543          394
Interest expense ..................................        (121)        (237)        (470)        (459)
                                                      ---------    ---------    ---------    ---------
Income (loss) before provision for income taxes ...       1,119       (1,415)        (129)      (3,502)
(Provision) benefit for income taxes ..............        (445)         394           58        1,173
                                                      ---------    ---------    ---------    ---------
Net income (loss) .................................   $     674    $  (1,021)   $     (71)   $  (2,329)
                                                      =========    =========    =========    =========
Earnings (loss) per share
     Basic ........................................   $     .05    $    (.07)   $    (.00)   $    (.16)
     Diluted ......................................   $     .05    $    (.07)   $    (.00)   $    (.16)
Weighted average shares outstanding
     Basic ........................................      14,394       14,348       14,386       14,334
                                                      =========    =========    =========    =========
     Diluted ......................................      14,798       14,348       14,386       14,334
                                                      =========    =========    =========    =========



See notes to unaudited interim consolidated financial statements


                   PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (in thousands)
                                   (unaudited)

                                                       For the three months      For the six months
                                                           ended June 30,           ended June 30,
                                                      ----------------------    ----------------------
                                                         2008         2007        2008          2007
                                                      ---------    ---------    ---------    ---------

Net income (loss) .................................   $     674    $  (1,021)   $     (71)   $  (2,329)
Other comprehensive income, net of tax:
     Foreign currency translation adjustments .....         140          613           36          529
                                                      ---------    ---------    ---------    ---------

Comprehensive income (loss) .......................   $   814      $    (408)   $     (35)   $  (1,800)
                                                      =========    =========    =========    =========











See notes to unaudited interim consolidated financial statements

                   PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)
                                   (unaudited)

                                                         June 30,  December 31,
                                                            2008       2007
                                                         ---------  -----------
Assets
Current assets:
     Cash and cash equivalents .........................  $   3,357   $   4,431
     Accounts receivable-net ...........................     45,568      43,608
     Inventories-net ...................................     40,808      40,319
     Income tax refunds ................................      1,352         521
     Deferred income taxes .............................      5,039       5,630
     Other current assets ..............................      3,454       3,370
                                                          ---------   ---------
         Total current assets ..........................     99,578      97,879
Property, plant and equipment - net ....................      7,401       7,669
Deferred income taxes ..................................        443         503
Goodwill ...............................................     26,798      26,998
Intangible assets - net ................................      9,263       9,899
Other assets ...........................................      1,978       3,570
                                                          ---------   ---------
              Total Assets .............................  $ 145,461   $ 146,518
                                                          =========   =========
Liabilities and Shareholders' Equity
Current liabilities:
     Current portion of long-term debt .................  $     917   $     772
     Borrowings under lines of credit ..................      7,862       2,500
     Accounts payable ..................................     11,746      16,978
     Accrued salaries and benefits .....................      9,286       9,919
     Accrued expenses ..................................      3,241       3,860
     Customer deposits .................................      4,089       3,898
     Deferred service revenue ..........................     14,260      14,357
                                                          ---------   ---------
         Total current liabilities .....................     51,401      52,284
                                                          ---------   ---------
 Long-term debt ........................................      6,430       6,932
                                                          ---------   ---------
Other long-term liabilities ............................      2,319       2,315
                                                          ---------   ---------
Shareholders' Equity:
     Preferred stock, $.02 par value,
       1,000,000 shares authorized .....................       --          --
     Common stock, $.02 par value,
       29,000,000 shares authorized;
       16,098,818 and 16,047,818 shares issued;
       14,446,063 and 14,395,063 outstanding ...........        322         321
     Capital in excess of par value ....................     39,610      39,252
     Retained earnings .................................     50,380      50,451
     Accumulated other comprehensive income ............        508         472
     Treasury stock, at cost, 1,652,755 shares .........     (5,509)     (5,509)
                                                          ---------   ---------
         Total shareholders' equity ....................     85,311      84,987
                                                          ---------   ---------
              Total Liabilities and Shareholders' Equity  $ 145,461   $ 146,518
                                                          =========   =========



See notes to unaudited interim consolidated financial statements


                   PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)
                                                                         For the six months ended June 30,
                                                                         ---------------------------------
                                                                                   2008       2007
                                                                                 --------   --------
Cash flows from operating activities:
    Net loss .................................................................   $   (71)   $(2,329)
    Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
         Depreciation and amortization .......................................     2,045      1,955
         Provision for bad debts .............................................        48      1,066
         Provision for obsolete inventory ....................................       731        663
         Equity based compensation ...........................................       164        271
         Deferred income tax .................................................       692     (1,620)
         Changes in operating assets and liabilities:
             Accounts receivable .............................................    (2,008)     6,158
             Inventories .....................................................    (1,220)    (2,727)
             Income tax refunds ..............................................      (831)       746
             Other current assets ............................................       (84)      (137)
             Other assets ....................................................        21       (529)
             Accounts payable ................................................    (5,232)    (2,574)
             Accrued salaries and benefits ...................................      (633)      (301)
             Accrued expenses ................................................      (463)       148
             Customer deposits ...............................................       191        313
             Deferred service revenue ........................................       (97)        88
             Other long-term liabilities .....................................         4        715
                                                                                 -------    -------
               Net cash provided by (used in) operating activities ...........    (6,743)     1,906
                                                                                 -------    -------
Cash flows from investing activities:
    Capital expenditures .....................................................      (695)      (649)
    Capitalization of software costs .........................................      (487)      (730)
    Contingent purchase price paid on prior year acquisitions ................      (156)        --
    Cash received from voluntary conversion of long-lived other assets .......     1,571         --
                                                                                 -------    -------
               Net cash provided by (used in) investing activities ...........       233     (1,379)
                                                                                 -------    -------
Cash flows from financing activities:
    Net borrowings under line-of-credit agreements ...........................     5,362     (1,670)
    Payments of long-term debt ...............................................      (357)       (49)
    Proceeds from the exercise of stock options ..............................       195        109
                                                                                 -------    -------
               Net cash provided by (used in) financing activities ...........     5,200     (1,610)
                                                                                 -------    -------
Effect of exchange rate changes on cash and cash equivalents .................       236        130
                                                                                 -------    -------
Net decrease in cash and cash equivalents ....................................    (1,074)      (953)
Cash and cash equivalents at beginning of period .............................     4,431      4,273
                                                                                 -------    -------
Cash and cash equivalents at end of period ...................................   $ 3,357    $ 3,320
                                                                                 =======    =======
Supplemental disclosures of cash flow information:
Cash paid during the period for:
    Interest .................................................................   $   451    $   474
    Income taxes, net of refunds .............................................        (1)      (331)


See notes to unaudited interim consolidated financial statements

                   PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
          NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS


1. The accompanying unaudited interim consolidated financial statements have been prepared by PAR Technology Corporation (the "Company" or "PAR") in accordance with U.S. generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements. Accordingly, these interim financial statements do not include all information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of the Company, such unaudited statements include all adjustments (which comprise only normal recurring accruals) necessary for a fair presentation of the results for such periods. The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results of operations to be expected for any future period. The consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2007 included in the Company's December 31, 2007 Annual Report to the Securities and Exchange Commission on Form 10-K.

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

2.   Inventories   are  primarily  used  in  the   manufacture  and  service  of
     Hospitality products. The components of inventory, net of related reserves, consist of the following:

                                     (in thousands)
                                 June 30,     December 31,
                                   2008           2007
                                 --------       --------

          Finished goods         $ 9,510        $ 9,965
          Work in process          1,935          1,722
          Component parts         10,579         10,408
          Service parts .         18,784         18,224
                                 -------        -------
                                 $40,808        $40,319
                                 =======        =======

     At June 30, 2008 and December 31, 2007, the Company had recorded reserves for shrinkage, excess and obsolete inventory of $3,768,000 and $3,951,000, respectively.

3. Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123R Share-Based Payment (SFAS 123R) on a modified prospective basis. This standard requires the Company to measure the cost of employee services received in exchange for equity awards based on the grant date fair value of the awards. The cost is recognized as compensation expense over the vesting period of the awards. Total compensation expense included in operating expenses for the three and six months ended June 30, 2008 was

     $60,000 and $164,000, respectively. Total compensation expense included in operating expenses for the three and six months ended June 30, 2007 was $134,000 and $271,000, respectively. At June 30, 2008, the unrecognized compensation expense related to non-vested option awards was $548,000 (net of estimated forfeitures) which is expected to be recognized as compensation expense in fiscal years 2008 through 2012.

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

     The  following  is  a   reconciliation   of  the  weighted  average  shares
     outstanding for the basic and diluted EPS computations (in thousands, except per share data):

                                                        For the three months
                                                           ended June 30,
                                                        --------------------
                                                          2008        2007
                                                        --------    --------
Net income (loss) ...................................   $    674    $ (1,021)
                                                        ========    ========
Basic:
     Shares outstanding at beginning of period ......     14,382      14,343
     Weighted average shares issued during the period         12           5
                                                        --------    --------
     Weighted average common shares, basic ..........     14,394      14,348
                                                        ========    ========
     Earnings (loss) per common share, basic ........   $    .05    $   (.07)
                                                        ========    ========
Diluted:
     Weighted average common shares, basic ..........     14,394      14,348
     Weighted average shares issued during the period         11        --
     Dilutive impact of restricted stock awards .....         17        --
     Unamortized compensation expense ...............        (18)       --
     Dilutive impact of stock options ...............        394        --
                                                        --------    --------
     Weighted average common shares, diluted ........     14,798      14,348
                                                        ========    ========
     Earnings (loss) per common share, diluted ......   $    .05    $   (.07)
                                                        ========    ========


                                                         For the six months
                                                           ended June 30,
                                                        --------------------
                                                           2008       2007
                                                        --------    --------
Net income (loss) ...................................   $    (71)   $ (2,329)
                                                        ========    ========
Basic:
     Shares outstanding at beginning of period ......     14,372      14,310
     Weighted average shares issued during the period         14          24
                                                        --------    --------
     Weighted average common shares, basic ..........     14,386      14,334
                                                        ========    ========
     Earnings (loss) per common share, basic ........   $   (.00)   $   (.16)
                                                        ========    ========
Diluted:
     Weighted average common shares, basic ..........     14,386      14,334
     Dilutive impact of stock options ...............       --          --
                                                        --------    --------
     Weighted average common shares, diluted ........     14,386      14,334
                                                        ========    ========
     Earnings (loss) per common share, diluted ......   $   (.00)   $   (.16)
                                                        ========    ========

     For the six months ended June 30, 2008, 395,823 incremental shares from the assumed exercise of stock options and 28,157 restricted stock awards are not included in the computation of diluted earnings per share because of the anti-dilutive effect on earnings per share.

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

     The Company's interest rate swap agreement is valued at the amount the Company would have expected to pay to terminate the agreement. The fair value determination was based upon the present value of expected future cash flows using the LIBOR rate, plus an applicable interest rate spread, a technique classified within Level 2 of the valuation hierarchy described above. The fair value at June 30, 2008 was $171,000, and is included as a component of accrued expenses within the consolidated balance sheet. The associated fair value adjustments for the three months ended June 30, 2008 and the six months ended June 30, 2008, respectively, are: $148,000, included as a decrease to interest expense; and $17,000, included as an increase to interest expense.

6. In June 2008, the Company executed a new credit agreement with a bank. Under this agreement, the Company has borrowing availability up to $20,000,000 in the form of a line of credit. This agreement allows the Company, at its option, to borrow funds at the LIBOR rate plus the applicable interest rate spread or at the bank's prime lending rate (5.38% at June 30, 2008). This agreement expires in June 2011. At June 30, 2008, there was $7,862,000 outstanding under this agreement. The weighted average interest rate paid by the Company was 5.2% during 2008. This agreement contains certain loan covenants including leverage and fixed charge coverage ratios. The Company is in compliance with these covenants at June 30, 2008. This credit facility is secured by certain assets of the Company.

     In 2006, the Company borrowed $6,000,000 under an unsecured term loan agreement, executed as an amendment to one of its then bank line of credit agreements, in connection with the asset acquisition for SIVA Corporation. The loan provides for interest only payments in the first year and escalating principal payments through 2012. The loan bears interest at the LIBOR rate plus the applicable interest rate spread (5.38% at June 30, 2008). The terms and conditions of the line of credit agreement described above also apply to the term loan.

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

     Information as to the Company's segments is set forth below:

                                                 (in thousands)
                                   For the three months     For the six months
                                       ended June 30,         ended June 30,
                                  ---------------------   ----------------------
                                     2008      2007         2008         2007
                                  ---------------------   ----------------------
  Net revenues:
       Hospitality .............  $  38,480   $  34,420   $  71,792   $  66,655
       Government ..............     18,754      15,452      37,549      31,053
                                  ---------   ---------   ---------   ---------
              Total ............  $  57,234   $  49,872   $ 109,341   $  97,708
                                  =========   =========   =========   =========

  Operating income (loss):
       Hospitality .............  $      58   $  (1,927)  $  (1,981)  $  (4,895)
       Government ..............        943         729       1,873       1,729
       Other ...................         10        (134)        (94)       (271)
                                  ---------   ---------   ---------   ---------
                                      1,011      (1,332)       (202)     (3,437)
  Other income, net ............        229         154         543         394
  Interest expense .............       (121)       (237)       (470)       (459)
                                  ---------   ---------   ---------   ---------
  Income (loss) before provision
    for income taxes ...........  $   1,119   $  (1,415)  $    (129)  $  (3,502)
                                  =========   =========   =========   =========

  Depreciation and amortization:
       Hospitality .............  $     900   $     891   $   1,807   $   1,751
       Government ..............         22           8          49          17
       Other ...................         94          91         189         187
                                  ---------   ---------   ---------   ---------
              Total ............  $   1,016   $     990       2,045   $   1,955
                                  =========   =========   =========   =========

  Capital expenditures:
       Hospitality .............  $     441   $     286   $     543   $     577
       Government ..............         --          --          35          32
       Other ...................         76          31         117          40
                                  ---------   ---------   ---------   ---------
             Total .............  $     517   $     317   $     695   $     649
                                  =========   =========   =========   =========

  Revenues by geographic area:
       United States ...........  $  50,141   $  41,817   $  96,089   $  83,503
       Other Countries .........      7,093       8,055      13,252      14,205
                                  ---------   ---------   ---------   ---------
             Total .............  $  57,234   $  49,872   $ 109,341   $  97,708
                                  =========   =========   =========   =========


     The following table represents identifiable assets by business segment:

                                           (in thousands)
                                       June 30,      December 31,
                                        2008            2007
                                      --------        --------
          Identifiable assets:
              Hospitality ....        $125,190        $122,442
              Government .....          13,154          14,429
              Other ..........           7,117           9,647
                                      --------        --------
          Total ..............        $145,461        $146,518
                                      ========        ========

     The following table presents identifiable assets by geographic area based on the location of the asset:

                                       (in thousands)
                                 June 30,       December 31,
                                 ---------------------------
                                   2008            2007
                                 --------        ---------

          United States .        $132,588        $134,766
          Other Countries          12,873          11,752
                                 --------        --------
                 Total ..        $145,461        $146,518
                                 ========        ========


     The following table represents Goodwill by business segment:

                                    (in thousands)
                               June 30,    December 31,
                              -------------------------
                                2008           2007
                              -------       ---------

          Hospitality         $26,149        $26,349
          Government .            649            649
                              -------        -------
                 Total        $26,798        $26,998
                              =======        =======


     Customers comprising 10% or more of the Company's total revenues are summarized as follows:

                                    For the three months     For the six months
                                       ended June 30,           ended June 30,
                                    --------------------    -------------------
                                      2008      2007          2008         2007
                                    --------------------    -------------------

  Restaurant Segment:
       McDonald's Corporation         23%         27%         21%         26%
       YUM! Brands, Inc. ....         16%         14%         14%         13%
  Government Segment:
       Department of Defense          33%         31%         34%         32%
  All Others ................         28%         28%         31%         29%
                                     ---         ---         ---         ---
                                     100%        100%        100%        100%
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

Overview

     PAR continues to be a leading provider of hospitality solutions that feature software, hardware and professional/lifecycle support services to several industries including: restaurants, hotels/resorts/spas, cruise lines and specialty retailers. The Company also provides the Federal Government, and its agencies, applied technology and technical services primarily with the Department of Defense.

     The Company's hospitality technology products are used in a variety of applications by thousands of customers. The Company faces competition in all of its markets (restaurants, hotels, etc.) and competes primarily on the basis of product design/features, product quality/reliability, price, customer service, and delivery capability. Recently, the trend in the hospitality industry has been for users to reduce their number of approved vendors to companies that have global capabilities, can achieve quality and delivery standards, have multiple product offerings, R&D capability, and can be competitive with their pricing. PAR believes that its global reach as a technology provider is an important competitive advantage as it allows the Company to provide innovative solutions, with significant delivery capability, globally, to its multinational customers like McDonald's, Yum! Brands and the Mandarin Oriental Hotel Group.

     PAR's strategy is to provide completely integrated technology systems and services with a high level of customer service in the markets in which it competes. The Company conducts its research and development efforts to create innovative technology that meet and exceed our customers' requirements and also have high probability for broader market appeal and success. PAR focuses upon operating efficiencies and controlling costs. This is achieved through investment in modern production technologies, and by managing purchasing processes and functions.

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

     Approximately 34% of the Company's revenues are generated in our Government Business segment. This segment is comprised of two subsidiaries: PAR Government Systems Corporation and Rome Research Corporation. Through these two government contractors, the Company provides IT and communications support services to the U.S. Navy, Air Force and Army. PAR also offers its services to several non-military U.S. federal, state and local agencies. The Company provides applied technology services including radar, image and signal processing, logistics management systems, and geospatial services and products. The Company's record setting Government performance rating allows the Company to consistently win repeat business and establish long-term client-vendor relationships with their contract customers. PAR provides its clients the technical expertise necessary to facilitate and operate complex systems utilized by government agencies.

     The Company will continue to leverage its core technical capabilities and performance into related technical areas and an expanding customer base. The Company will seek to accelerate this growth through strategic acquisitions of businesses that broaden the Company's technology and/or business base.

Summary

     The Company believes it can be successful in its two core business segments
- Hospitality and Government Contracting Services - due to its capabilities and industry expertise. PAR remains committed to streamlining operations and improving return on invested capital through a variety of initiatives.

Results of Operations --
Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

     The Company reported revenues of $57.2 million for the quarter ended June 30, 2008, an increase of 15% from the $49.9 million reported for the quarter ended June 30, 2007. The Company's net income for the quarter ended June 30, 2008 was $674,000, or $.05 diluted earnings per share, compared to a net loss of $1 million and a $.07 diluted net loss per share for the same period in 2007.

     Product revenues from the Company's Hospitality segment were $20.8 million for the quarter ended June 30, 2008, an increase of 13% from the $18.3 million recorded in 2007. This increase was due to a 31% improvement in domestic product sales primarily due to sales to McDonald's, YUM! Brands, and other new restaurant customers. This increase in domestic revenue was partially offset by a 21% decline in international product sales. This decrease was due to the timing of restaurant customer orders in Asia and Canada.

     Customer service revenues are also generated by the Company's Hospitality segment. The Company's service offerings include installation, software maintenance, training, twenty-four hour help desk support and various depot and on-site service options. Customer service revenues were $17.7 million for the quarter ended June 30, 2008, a 10% increase from $16.1 million reported for the same period in 2007. The growth is primarily related to increases in several service areas including onsite contracts, installation, and professional service activities.

     Contract revenues from the Company's Government segment were $18.8 million for the quarter ended June 30, 2008, an increase of 21% when compared to the $15.5 million recorded in the same period in 2007. This increase was primarily due to the start of new contracts in both the information technology outsourcing and imaging information areas, including the timing of subcontract work and material buys on these new contracts. These outsourcing operations provided by the Company directly support U.S. Navy, Air Force and Army operations as they seek to convert their military information technology communications facilities into contractor-run operations and to meet new requirements with contractor support. The imaging information work of the Company includes high technology research involving information archive and retrieval as well as sensors.

         Product margins for the quarter ended June 30, 2008 were 39.2%, a decrease of 240 basis points from the 41.6% for the quarter ended June 30, 2007. This decrease in margins was due to lower margins on increased hardware sales to McDonald's in the quarter ended June 30, 2008 partially offset by an increase in higher margin software sales to various restaurant customers as compared to the previous quarter.

     Customer service margins were 27.4% for the quarter ended June 30, 2008, an increase of 120 basis points compared to 26.2% for the same period in 2007. Service margins increased primarily due to improved margins in field service and installation as revenue and productivity increased in both of these areas.

     Contract margins were 5.6% for the quarter ended June 30, 2008, an increase of 40 basis points compared to 5.2% for the same period in 2007. This increase was due to slightly higher margins on certain fixed price contracts. The most significant components of contract costs in 2008 and 2007 were labor and fringe benefits. For 2008, labor and fringe benefits were $12.8 million or 72% of contract costs compared to $11.4 million or 78% of contract costs for the same period in 2007.

     Selling, general and administrative expenses are virtually all related to the Company's Hospitality segment. Selling, general and administrative expenses for the quarter ended June 30, 2008 were $8.7 million, a decrease of 5% from the $9.2 million for the same period in 2007. This decrease resulted from several factors including a decline in bad debts, benefit costs, and stock option expense.

     Research and development expenses relate primarily to the Company's Hospitality segment. Research and development expenses were $3.9 million for the quarter ended June 30, 2008, a decrease of 11% from the $4.4 million recorded in 2007. The decrease was primarily attributable to the near completion of certain software development projects.

     Amortization of identifiable intangible assets was $389,000 for the quarter ended June 30, 2008, virtually unchanged from 2007. Amortization is on the identifiable assets acquired in the Company's acquisitions over the last several years.

     Other income, net, was $229,000 for the quarter ended June 30, 2008 compared to $154,000 for the same period in 2007. Other income primarily includes rental income and foreign currency gains and losses. The increase is due to various factors including rental income.

     Interest expense represents interest charged on the Company's short-term borrowing requirements from banks and from long-term debt. Interest expense was $121,000 for the quarter ended June 30, 2008 as compared to $237,000 in 2007.

The decline is primarily due to a reversal of interest expense recorded in prior periods related to the Company's interest rate swap agreement that was entered into in September 2007. In addition, the Company's average borrowing rate decreased in 2008 compared to 2007. This was partially offset by an increase in the Company's average borrowings in 2008 when compared to 2007.

     For the quarters ended June 30, 2008 and 2007, the Company's expected effective income tax rate based on projected pre-tax income was 39.8% and 27.8%, respectively. The increase in effective tax rate is primarily attributable to the expiration of the Research and Experimental Tax Credit at the end of 2007. Also contributing to the increase in effective tax rate was the taxable portion of the proceeds from the voluntary conversion of a Company-owned life insurance policy in the quarter ended June 30, 2008. Due to the pre-tax loss for the quarter ended June 30, 2007, the Company provided a tax benefit of 27.8% as its estimate of the annual effective income tax rate based on projected pre-tax income as indicated above.

Results of Operations --
Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

     The Company reported revenues of $109.3 million for the six months ended June 30, 2008, an increase of 12% from the $97.7 million reported for the six months ended June 30, 2007. The Company's net loss for the six months ended June 30, 2008 was $71,000, or ($0.00) diluted net loss per share, compared to a net loss of $2.3 million and $.16 diluted net loss per share for the same period in 2007.

     Product revenues from the Company's Hospitality segment were $37.6 million for the six months ended June 30, 2008, an increase of 7% from the $35 million recorded in 2007. This increase was due to a 16% increase in domestic product sales primarily due to solution sales to new restaurant customers and to YUM! Brands. This increase in domestic revenue was partially offset by a 13% decrease in international product sales. This decrease was the result of the timing of orders from the Company's restaurant customers in Asia and Canada.

     Customer service revenues are also generated by the Company's Hospitality segment. The Company's service offerings include installation, software maintenance, training, twenty-four hour help desk support and various depot and on-site service options. Customer service revenues were $34.1 million for the six months ended June 30, 2008, an 8% increase from $31.6 million reported for the same period in 2007. The growth is primarily related to increases in field service and installation revenue primarily with McDonald's and YUM! Brands. Also contributing to the growth was an increase in software maintenance contracts.

     Contract revenues from the Company's Government segment were $37.5 million for the six months ended June 30, 2008, an increase of 21% when compared to the $31.1 million recorded in the same period in 2007. The increase was primarily due to new contracts in the information technology outsourcing and imaging information areas.

     Product margins for the six months ended June 30, 2008 were 41.5%, an increase of 150 basis points from the 40% for the six months ended June 30, 2007. The improved margins were the result of higher software sales in 2008 compared to 2007.

     Customer Service margins were 25.7% for the six months ended June 30, 2008, an increase of 170 basis points compared to 24% for the same period in 2007. This increase is due to an increase in margins in field service and installation as revenue and productivity rose in both of these areas.

     Contract margins were 5.3% for the six months ended June 30, 2008, a decline of 60 basis points versus 5.9% for the same period in 2007. The decrease was due to a favorable cost share adjustment on the Company's Logistics management program in 2007. The most significant components of contract costs in 2008 and 2007 were labor and fringe benefits. For 2008, labor and fringe benefits were $26.4 million or 74% of contract costs compared to $24.1 million or 82% of contract costs for the same period in 2007.

     Selling, general and administrative expenses are virtually all related to the Company's Hospitality segment. Selling, general and administrative expenses for the six months ended June 30, 2008 were $17.8 million, a decrease of .5 % from the $17.9 million for the same period in 2007. This decrease resulted from several factors including a decline in benefit costs, stock option expense and bad debts. This was partially offset by the Company's investment in the expansion of its dealer channel.

     Research and development expenses relate primarily to the Company's Hospitality segment. Research and development expenses were $8 million for the six months ended June 30, 2008, a decrease of 2% from the $8.2 million recorded in 2007. The decrease was primarily attributable to the near completion of certain software development projects.

     Amortization of identifiable intangible assets was $779,000 for the six months ended June 30, 2008 compared to $784,000 for 2007. This relates to amortization of intangible assets acquired in the Company's acquisitions over the last several years.

     Other income, net, was $543,000 for the six months ended June 30, 2008 compared to $394,000 for the same period in 2007. Other income primarily includes rental income and foreign currency gains and losses. This increase is primarily due to higher foreign currency gains and rental income in 2008 compared to 2007.

     Interest expense represents interest charged on the Company's short-term borrowing requirements from banks and from long-term debt. Interest expense was $470,000 for the six months ended June 30, 2008 as compared to $459,000 in 2007.

The Company experienced higher average borrowings in 2008 when compared to 2007 under its lines of credit with banks. This is partially offset by a lower average borrowing rate in 2008 when compared to 2007.

     For the six months ended June 30, 2008, the Company's effective income tax rate was 45%, compared to 33.5% in 2007. The increase in effective tax rate is primarily attributable to the expiration of the Research and Experimental Tax Credit at the end of 2007. Also contributing to the increase in effective tax rate was the taxable portion of the proceeds from the voluntary conversion of a Company-owned life insurance policy in 2008. Due to the pre-tax loss for the six months ended June 30, 2008 and 2007, the Company provided a tax benefit of 45% and 33.5%, respectively, as its estimate of the annual effective income tax rate based on projected pre-tax income as indicated above.

Liquidity and Capital Resources

     The Company's primary sources of liquidity have been cash flow from operations and lines of credit with various banks. Cash used by operations was $6.7 million for the six months ended June 30, 2008 compared to cash provided by operations of $1.9 million for 2007. In 2008, cash was impacted by the timing of payments to vendors and a growth in accounts receivable. In 2007, cash was generated through collection of accounts receivable. This was partially offset by a growth in inventory and the timing of payments to vendors.

     Cash generated by investing activities was $233,000 for the six months ended June 30, 2008 versus cash used in investing activities of $1.4 million for the same period in 2007. In 2008, the Company received $1.6 million from the voluntary conversion of a Company-owned life insurance policy. In 2008, capital expenditures were $695,000 and were primarily for manufacturing and computer equipment. Capitalized software costs relating to software development of Hospitality segment products were $487,000 in 2008. In 2007, capital expenditures were $649,000 and were principally for manufacturing and research and development equipment. Capitalized software costs relating to software development of Hospitality segment products were $730,000 in 2007.

     Cash provided by financing activities was $5.2 million for the six months ended June 30, 2008 versus cash used in financing activities of $1.6 million in 2007. In 2008, the Company increased its short-term borrowings by $5.4 million and decreased its long-term debt by $357,000. The Company also benefited $195,000 from the exercise of employee stock options. In 2007, the Company decreased its short-term bank borrowings by $1.7 million, benefited $109,000 from the exercise of employee stock options and decreased its long-term debt by $49,000.

     In June 2008, the Company executed a new credit agreement with a bank. Under this agreement, the Company has a borrowing availability up to $20,000,000 in the form of a line of credit. This agreement allows the Company, at its option, to borrow funds at the LIBOR rate plus the applicable interest rate spread or at the bank's prime lending rate (5.38% at June 30, 2008). This agreement expires in June 2011. At June 30, 2008, there was $7,862,000 outstanding under this agreement. The weighted average interest rate paid by the Company was 5.2% during 2008. This agreement contains certain loan covenants including leverage and fixed charge coverage ratios. The Company is in compliance with these covenants at June 30, 2008. This credit facility is secured by certain assets of the Company.

     In 2006, the Company borrowed $6,000,000 under an unsecured term loan agreement, executed as an amendment to one of its then bank line of credit agreements, in connection with the asset acquisition for SIVA Corporation. The loan provides for interest only payments in the first year and escalating principal payments through 2012. The loan bears interest at the LIBOR rate plus the applicable interest rate spread (5.38% at June 30, 2008). The terms and conditions of the line of credit agreement described above also apply to the term loan.

     In September 2007, the Company entered into an interest rate swap agreement associated with a $6,000,000 variable rate loan with principal and interest payments due through August 2012. At September 30, 2007, the notional principal amount totaled $6,000,000. This instrument was utilized by the Company to minimize significant unplanned fluctuations in earnings and cash flows caused by interest rate volatility. The Company did not adopt hedge accounting under the provision of FASB Statement No 133, Accounting for Derivative Instruments and Hedging Activities, but rather records the fair market value adjustments through the consolidated statements of operations each period. The associated fair value adjustments for the three months ended June 30, 2008 and the six months ended June 30, 2008, respectively, are: $148,000, included as a decrease to interest expense; and $17,000, included as an increase to interest expense.

     The Company has a $1,806,000 mortgage collateralized by certain real estate. The annual mortgage payment including interest totals $226,000. The mortgage bears interest at a fixed rate of 7% and matures in 2010.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

INFLATION

     Inflation had little effect on revenues and related costs during the first six months of 2008. Management anticipates that margins will be maintained at acceptable levels to minimize the affects of inflation, if any.

INTEREST RATES

     As of June 30, 2008, the Company has $4.7 million in variable long-term debt and $8.7 million in variable short-term debt. The Company believes that an adverse change in interest rates of 100 basis points would not have a material impact on our business, financial condition, results of operations or cash flows.

FOREIGN CURRENCY

     The Company's primary exposures relate to certain non-dollar denominated sales and operating expenses in Europe and Asia. These primary currencies are the Euro, the Australian dollar and the Singapore dollar. Management believes that foreign currency fluctuations should not have a significant impact on our business, financial conditions, and results of operations or cash flows due to the low volume of business affected by foreign currencies.

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

     (b) Changes in Internal Control over Financial Reporting.

     There was no change in the Company's internal controls over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, such internal controls over financial reporting.

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

Item 4.  Submission of Matters to a Vote of Security Holders

     None.


Item 5.  Other Information

     On April 29, 2008, PAR Technology Corporation furnished a report on Form 8-K pursuant to its results of operations for the quarterly period ending March 31, 2008.

     On June 20, 2008, PAR Technology Corporation furnished a report on Form 8-K pursuant to Items 1.01 (Entry into a Material Definitive Agreement); 1.02 (Termination of a Material Definitive Agreement); and 2.03 (Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant).

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









Date:  August 11, 2008



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


Date: August 11, 2008
                                           John W. Sammon
                                           -------------------------------
                                           John W. Sammon
                                           Chairman of the Board and
                                           Chief Executive Officer

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

Date: August 11, 2008
                                           Ronald J. Casciano
                                           -------------------------------
                                           Ronald J. Casciano
                                           Vice President, Chief Financial
                                           Officer & Treasurer

                                  Exhibit 32.1


                           PAR TECHNOLOGY CORPORATION
                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of PAR Technology Corporation (the "Company") on Form 10-Q for the quarter ended June 30, 2008 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), we, John
W. Sammon, and Ronald J. Casciano, Chairman of the Board & Chief Executive Officer and Vice President, Chief Financial Officer & Treasurer of the Company, certify pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that to the best of our knowledge:


     (1) The Report fully complies with the requirement of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.






John W. Sammon
--------------------------
John W. Sammon
Chairman of the Board
& Chief Executive Officer
August 11, 2008

Ronald J. Casciano
--------------------------
Ronald J. Casciano
Vice President, Chief Financial
Officer & Treasurer
August 11, 2008