Form 10-Q
period 2008-09-30
PAR TECHNOLOGY CORP
filed 2008-11-10
CIK 708821

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

     [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


     For the Quarter Ended September 30, 2008. Commission File Number 1-9720

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

     (Check  one):   Large   Accelerated   Filer  [  ]  Accelerated   Filer  [X]
Non-Accelerated Filer [ ] Smaller Reporting Company [ ](Do not check if a smaller reporting company)

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

     Thenumber of shares outstanding of registrant's common stock, as of October 31, 2008 - 14,533,963 shares.

                           PAR TECHNOLOGY CORPORATION


                                TABLE OF CONTENTS
                                    FORM 10-Q


                                     PART I
                              FINANCIAL INFORMATION


Item Number
-----------

  Item 1.    Financial Statements (unaudited)
             - Consolidated Statements of Operations for the three and nine months ended September 30, 2008 and 2007

             - Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2008 and 2007

             -  Consolidated Balance Sheets at
                September 30, 2008 and December 31, 2007

             -  Consolidated Statements of Cash Flows
                for the nine months ended September 30, 2008 and 2007

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

  Exhibit Index

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                   PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                       For the three months      For the nine months
                                                        ended September 30,       ended September 30,
                                                      ----------------------    ----------------------
                                                        2008          2007        2008          2007
                                                      ---------    ---------    ---------    ---------
Net revenues:
     Product ......................................   $  20,918    $  18,066    $  58,566    $  53,092
     Service ......................................      19,155       17,006       53,299       48,635
     Contract .....................................      17,894       16,505       55,443       47,558
                                                      ---------    ---------    ---------    ---------
                                                         57,967       51,577      167,308      149,285
                                                      ---------    ---------    ---------    ---------
Costs of sales:
     Product ......................................      12,016       10,681       34,053       31,688
     Service ......................................      14,466       13,238       39,826       37,290
     Contract .....................................      16,924       15,256       52,477       44,462
                                                      ---------    ---------    ---------    ---------
                                                         43,406       39,175      126,356      113,440
                                                      ---------    ---------    ---------    ---------

           Gross margin ...........................      14,561       12,402       40,952       35,845
                                                      ---------    ---------    ---------    ---------
Operating expenses:
     Selling, general and administrative ..........       9,121        8,581       26,924       26,476
     Research and development .....................       3,560        4,562       11,571       12,763
     Amortization of identifiable intangible assets         388          397        1,167        1,181
                                                      ---------    ---------    ---------    ---------
                                                         13,069       13,540       39,662       40,420
                                                      ---------    ---------    ---------    ---------

Operating income (loss) ...........................       1,492       (1,138)       1,290       (4,575)
Other income, net .................................         216          350          759          744
Interest expense ..................................        (275)        (310)        (745)        (769)
                                                      ---------    ---------    ---------    ---------
Income (loss) before provision for income taxes ...       1,433       (1,098)       1,304       (4,600)
(Provision) benefit for income taxes ..............        (605)         236         (547)       1,409
                                                      ---------    ---------    ---------    ---------
Net income (loss) .................................   $     828    $    (862)   $     757    $  (3,191)
                                                      =========    =========    =========    =========
Earnings (loss) per share
     Basic ........................................   $     .06    $    (.06)   $     .05    $    (.22)

     Diluted ......................................   $     .06    $    (.06)   $     .05    $    (.22)

Weighted average shares outstanding
     Basic ........................................      14,440       14,351       14,404       14,340
                                                      =========    =========    =========    =========
     Diluted ......................................      14,823       14,351       14,787       14,340
                                                      =========    =========    =========    =========


See notes to unaudited interim consolidated financial statements


                  PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (in thousands)
                                   (unaudited)

                                                       For the three months      For the nine months
                                                        ended September 30,       ended September 30,
                                                      ----------------------    ----------------------
                                                        2008          2007        2008          2007
                                                      ---------    ---------    ---------    ---------
Net income (loss) ............................        $     828    $    (862)  $      757    $  (3,191)
Other comprehensive income (loss), net of tax:
     Foreign currency translation adjustments              (781)         505         (745)       1,034
                                                      ---------    ---------   ----------    ---------

Comprehensive income (loss) ..................        $      47    $    (357)  $       12    $  (2,157)
                                                      =========    =========   ==========    =========







See notes to unaudited interim consolidated financial statements

                   PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)
                                   (unaudited)

                                                     September 30,  December 31,
                                                          2008          2007
                                                     -------------  ------------
Assets
Current assets:
     Cash and cash equivalents ......................... $   2,892    $   4,431
     Accounts receivable-net ...........................    46,865       43,608
     Inventories-net ...................................    42,638       40,319
     Income tax refunds ................................     1,065          521
     Deferred income taxes .............................     5,298        5,630
     Other current assets ..............................     3,892        3,370
                                                         ---------    ---------
         Total current assets ..........................   102,650       97,879
Property, plant and equipment - net ....................     7,169        7,669
Deferred income taxes ..................................       746          503
Goodwill ...............................................    26,618       26,998
Intangible assets - net ................................     8,840        9,899
Other assets ...........................................     1,846        3,570
                                                         ---------    ---------
              Total Assets ............................. $ 147,869    $ 146,518
                                                         =========    =========
Liabilities and Shareholders' Equity
Current liabilities:
     Current portion of long-term debt ................. $   1,110    $     772
     Borrowings under lines of credit ..................     7,541        2,500
     Accounts payable ..................................    14,448       16,978
     Accrued salaries and benefits .....................     8,942        9,919
     Accrued expenses ..................................     4,073        3,860
     Customer deposits .................................     3,779        3,898
     Deferred service revenue ..........................    13,825       14,357
                                                         ---------    ---------
         Total current liabilities .....................    53,718       52,284
                                                         ---------    ---------
Long-term debt .........................................     6,179        6,932
                                                         ---------    ---------
Other long-term liabilities ............................     2,167        2,315
                                                         ---------    ---------
Shareholders' Equity:
     Preferred stock, $.02 par value,
       1,000,000 shares authorized .....................      --           --
     Common stock, $.02 par value,
       29,000,000 shares authorized;
       16,186,718 and 16,047,818 shares issued;
       14,533,963 and 14,395,063 outstanding ...........       324          321
     Capital in excess of par value ....................    40,055       39,252
     Retained earnings .................................    51,208       50,451
     Accumulated other comprehensive income (loss) .....      (273)         472
     Treasury stock, at cost, 1,652,755 shares .........    (5,509)      (5,509)
                                                         ---------    ---------
         Total shareholders' equity ....................    85,805       84,987
                                                         ---------    ---------
              Total Liabilities and Shareholders' Equity $ 147,869    $ 146,518
                                                         =========    =========



See notes to unaudited interim consolidated financial statements

                   PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)
                                                                                  For the nine months
                                                                                  ended September 30,
                                                                                ----------------------
                                                                                   2008        2007
                                                                                ---------  -----------
Cash flows from operating activities:
    Net income (loss) ........................................................   $   757    $(3,191)
    Adjustments to reconcile net income (loss) to net cash
         provided by (used in) operating activities:
         Depreciation and amortization .......................................     3,064      2,915
         Provision for bad debts .............................................       374      1,395
         Provision for obsolete inventory ....................................     1,900      1,998
         Equity based compensation ...........................................       285        328
         Deferred income tax .................................................       608     (1,577)
         Changes in operating assets and liabilities:
             Accounts receivable .............................................    (3,630)     5,998
             Inventories .....................................................    (4,219)    (4,332)
             Income tax refunds ..............................................      (544)       120
             Other current assets ............................................      (523)      (591)
             Other assets ....................................................       153       (685)
             Accounts payable ................................................    (2,530)    (1,034)
             Accrued salaries and benefits ...................................      (977)      (459)
             Accrued expenses ................................................       369        930
             Customer deposits ...............................................      (119)       933
             Deferred service revenue ........................................      (532)       159
             Other long-term liabilities .....................................      (148)       999
                                                                                 -------    -------
               Net cash provided by (used in) operating activities ...........    (5,712)     3,906
                                                                                 -------    -------
Cash flows from investing activities:
    Capital expenditures .....................................................      (939)    (1,049)
    Capitalization of software costs .........................................      (641)      (788)
    Contingent purchase price paid on prior year acquisitions ................      (156)      --
    Cash received from voluntary conversion of long-lived other assets .......     1,571       --
                                                                                 -------    -------
               Net cash used in investing activities .........................      (165)    (1,837)
                                                                                 -------    -------
Cash flows from financing activities:
    Net borrowings (payments) under line-of-credit agreements ................     5,041     (2,292)
    Payments of long-term debt ...............................................      (415)       (72)
    Proceeds from the exercise of stock options ..............................       480        119
    Excess tax benefit of stock option exercises .............................        41       --
                                                                                 -------    -------
               Net cash provided by (used in) financing activities ...........     5,147     (2,245)
                                                                                 -------    -------
Effect of exchange rate changes on cash and cash equivalents .................      (809)       409
                                                                                 -------    -------
Net increase (decrease) in cash and cash equivalents .........................    (1,539)       233
Cash and cash equivalents at beginning of period .............................     4,431      4,273
                                                                                 -------    -------
Cash and cash equivalents at end of period ...................................   $ 2,892    $ 4,506
                                                                                 =======    =======

Supplemental disclosures of cash flow information: Cash paid during the period for:

    Interest .................................................................   $   636    $   725
    Income taxes, net of refunds .............................................       437       (145)

See notes to unaudited interim consolidated financial statements


                   PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
          NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS


1. The accompanying unaudited interim consolidated financial statements have been prepared by PAR Technology Corporation (the "Company" or "PAR") in accordance with U.S. generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements. Accordingly, these interim financial statements do not include all information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of the Company, such unaudited statements include all adjustments (which comprise only normal recurring accruals) necessary for a fair presentation of the results for such periods. The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results of operations to be expected for any future period. The consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2007 included in the Company's December 31, 2007 Annual Report to the Securities and Exchange Commission on Form 10-K.

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

2.   Inventories   are  primarily  used  in  the   manufacture  and  service  of
     Hospitality products. The components of inventory, net of related reserves, consist of the following:

                                                     (in thousands)
                                                September 30,  December 31,
                                                    2008          2007
                                                -----------    ----------

              Finished goods ...............       $10,646      $ 9,965
              Work in process ..............         2,192        1,722
              Component parts ..............        11,331       10,408
              Service parts ................        18,469       18,224
                                                   -------      -------
                                                   $42,638      $40,319
                                                   =======      =======

     At September 30, 2008 and December 31, 2007, the Company had recorded reserves for shrinkage, excess and obsolete inventory of $4,155,000 and $3,951,000, respectively.

3. The Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123R Share-Based Payment (SFAS
     123R) on a modified prospective basis. This standard requires the Company to measure the cost of employee services received in exchange for equity awards based on the grant date fair value of the awards. The cost is recognized as compensation expense over the vesting period of the awards.

     Total compensation expense included in operating expenses for the three and nine months ended September 30, 2008 was $121,000 and $285,000, respectively. Total compensation expense included in operating expenses for the three and nine months ended September 30, 2007 was $57,000 and
     $328,000, respectively. At September 30, 2008, the unrecognized compensation expense related to non-vested option awards was $743,000 (net of estimated forfeitures) which is expected to be recognized as compensation expense in fiscal years 2008 through 2012.

4. Earnings per share is calculated in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share, which specifies the computation, presentation and disclosure requirements for earnings per share (EPS). It requires the presentation of basic and diluted EPS. Basic EPS excludes all dilution and is based upon the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock.

     The  following  is  a   reconciliation   of  the  weighted  average  shares
     outstanding for the basic and diluted EPS computations (in thousands, except per share data):

                                                        For the three months
                                                         ended September 30,
                                                        --------------------
                                                           2008       2007
                                                        --------    --------
Net income (loss) ...................................   $    828    $   (862)
                                                        ========    ========
Basic:
     Shares outstanding at beginning of period ......     14,418      14,349
     Weighted average shares issued during the period         22           2
                                                        --------    --------
     Weighted average common shares, basic ..........     14,440      14,351
                                                        ========    ========
     Earnings (loss) per common share, basic ........   $    .06    $   (.06)
                                                        ========    ========

Diluted:
     Weighted average common shares, basic ..........     14,440      14,351
     Weighted average shares issued during the period         22        --
     Dilutive impact of restricted stock awards .....         17        --
     Unamortized compensation expense ...............        (16)       --
     Dilutive impact of stock options ...............        360        --
                                                        --------    --------
     Weighted average common shares, diluted ........     14,823      14,351
                                                        ========    ========
     Earnings (loss) per common share, diluted ......   $    .06    $   (.06)
                                                        ========    ========

                                                        For the nine months
                                                         ended September 30,
                                                        --------------------
                                                           2008       2007
                                                        --------    --------
Net income (loss) ...................................   $    757    $ (3,191)
                                                        ========    ========
Basic:
     Shares outstanding at beginning of period ......     14,372      14,310
     Weighted average shares issued during the period         32          30
                                                        --------    --------
     Weighted average common shares, basic ..........     14,404      14,340
                                                        ========    ========
     Earnings (loss) per common share, basic ........   $    .05    $   (.22)
                                                        ========    ========
Diluted:
     Weighted average common shares, basic ..........     14,404      14,340
     Weighted average shares issued during the period         32        --
     Dilutive impact of restricted stock awards .....          3        --
     Unamortized compensation expense ...............        (19)       --
     Dilutive impact of stock options ...............        367        --
                                                        --------    --------
     Weighted average common shares, diluted ........     14,787      14,340
                                                        ========    ========
     Earnings (loss) per common share, diluted ......   $    .05    $   (.22)
                                                        ========    ========

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

     Relative to SFAS 157, the FASB issued FASB Staff Positions (FSP) 157-1 and 157-2. FSP 157-1 amends SFAS 157 to exclude SFAS No. 13, "Accounting for Leases," (SFAS 13) and its related interpretive accounting pronouncements that address leasing transactions, while FSP 157-2 delays the effective date of the application of SFAS 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements.

     The Company adopted SFAS 157 as of January 1, 2008, with the exception of the application of the statement to nonfinancial assets and nonfinancial liabilities. Nonfinancial assets and nonfinancial liabilities for which we have not applied the provisions of SFAS 157 include those measured at fair value in goodwill impairment testing, indefinite lived intangible assets measured at fair value for impairment testing, asset retirement obligations initially measured at fair value, and those initially measured at fair value in a business combination.

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

     The Company's interest rate swap agreement is valued at the amount the Company would have expected to pay to terminate the agreement. The fair value determination was based upon the present value of expected future cash flows using the LIBOR rate, plus an applicable interest rate spread, a technique classified within Level 2 of the valuation hierarchy described above. The fair value at September 30, 2008 was $170,000, and is included as a component of accrued expenses within the consolidated balance sheet. The associated fair value adjustments for the three months ended September 30, 2008 and the nine months ended September 30, 2008, respectively, are:
     $1,000 included as a decrease to interest expense; and $16,200 included as an increase to interest expense.

6. In June 2008, the Company executed a new credit agreement with a bank replacing its existing credit agreement. Under this agreement, the Company has borrowing availability up to $20,000,000 in the form of a line of credit. This agreement allows the Company, at its option, to borrow funds at the LIBOR rate plus the applicable interest rate spread or at the bank's prime lending rate plus the applicable interest rate spread (5.25% at September 30, 2008). This agreement expires in June 2011. At September 30, 2008, there was $7,541,000 outstanding under this agreement. The weighted average interest rate paid by the Company was 5.2% during 2008. This agreement contains certain loan covenants including leverage and fixed charge coverage ratios. The Company is in compliance with these covenants at September 30, 2008. This credit facility is secured by certain assets of the Company.

     In 2006, the Company borrowed $6,000,000 under an unsecured term loan agreement, executed as an amendment to one of its then bank line of credit agreements, in connection with the asset acquisition of SIVA Corporation. The loan provides for interest only payments in the first year and escalating principal payments through 2012. The loan bears interest at the LIBOR rate plus the applicable interest rate spread or at the bank's prime lending rate plus the applicable interest rate spread (5.25 % at September 30, 2008). The terms and conditions of the line of credit agreement described above also apply to the term loan.

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

     Information as to the Company's segments is set forth below:

                                                (in thousands)
                                 For the three months   For the nine months
                                  ended September 30,   ended September 30,
                                 --------------------  ---------------------
                                    2008       2007       2008         2007
                                 --------------------  ---------------------
Net revenues:
     Hospitality .............  $  40,073  $  35,072   $ 111,865    $ 101,727
     Government ..............     17,894     16,505      55,443       47,558
                                ---------  ---------   ---------    ---------
            Total ............  $  57,967  $  51,577   $ 167,308    $ 149,285
                                =========  =========   =========    =========

Operating income (loss):
     Hospitality ............. $      763  $  (2,213)  $  (1,218)   $  (7,108)
     Government ..............        920      1,132       2,793        2,861
     Other ...................       (191)       (57)       (285)        (328)
                               ----------  ---------   ---------    ---------
                                    1,492     (1,138)      1,290       (4,575)
Other income, net ............        216        350         759          744
Interest expense .............       (275)      (310)       (745)        (769)
                               ----------  ---------   ---------    ---------
Income (loss) before provision
  for income taxes ........... $    1,433  $  (1,098)  $   1,304    $  (4,600)
                               ==========  =========   =========    =========

Depreciation and amortization:
     Hospitality ............. $      908  $     829   $   2,715    $   2,580
     Government ..............         22         43          72           60
     Other ...................         89         88         277          275
                               ----------  ---------   ---------    ---------
           Total ............. $    1,019  $     960   $   3,064    $   2,915
                               ==========  =========   =========    =========

Capital expenditures:
     Hospitality ............. $      244  $     366   $     814    $     943
     Government ..............         --         26          35           58
     Other ...................         --          8          90           48
                               ----------  ---------   ---------    ---------
           Total ............. $      244  $     400   $     939    $   1,049
                               ==========  =========   =========    =========

Revenues by geographic area:
     United States ........... $   50,978  $  44,464   $ 147,067    $ 127,968
     Other Countries .........      6,989      7,113      20,241       21,317
                               ----------  ---------   ---------    ---------
           Total ............. $   57,967  $  51,577   $ 167,308    $ 149,285
                               ==========  =========   =========    =========


     The following table represents identifiable assets by business segment:

                                                   (in thousands)
                                           September 30,    December 31,
                                              2008             2007
                                           ----------     --------------
              Identifiable assets:
                  Hospitality ....          $127,606       $122,442
                  Government .....            11,854         14,429
                  Other ..........             8,409          9,647
                                            --------       --------
              Total ..............          $147,869       $146,518
                                            ========       ========

     The following table presents identifiable assets by geographic area based on the location of the asset:

                                             (in thousands)
                                      September 30,   December 31,
                                          2008           2007
                                      -----------     ----------

              United States ......     $135,547       $134,766
              Other Countries ....       12,322         11,752
                                       --------       --------
                     Total .......     $147,869       $146,518
                                       ========       ========


     The following table represents Goodwill by business segment:

                                           (in thousands)
                                     September 30,   December 31,
                                        2008            2007
                                      ---------      ---------

              Hospitality ........     $25,969        $26,349
              Government .........         649            649
                                       -------        -------
                     Total .......     $26,618        $26,998
                                       =======        =======


     Customers comprising 10% or more of the Company's total revenues are summarized as follows:

                                   For the three months  For the nine months
                                    ended September 30,   ended September 30,
                                   -------------------   --------------------
                                        2008     2007      2008       2007
                                       -----    -----     ------     -----

Restaurant Segment:
     McDonald's Corporation .......     25%       24%       22%       25%
     YUM! Brands, Inc. ............     16%       16%       15%       14%
Government Segment:
     Department of Defense ........     31%       32%       33%       32%
All Others ........................     28%       28%       30%       29%
                                       ---       ---       ---       ---
                                       100%      100%      100%      100%
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

     The Company's hospitality technology products are used in a variety of applications by thousands of customers. The Company faces competition in all of its markets (restaurants, hotels, etc.) and competes primarily on the basis of product design/features, product quality/reliability, price, customer service, and delivery capability. Recently, the trend in the hospitality industry has been to reduce the number of approved vendors to companies that have global capabilities, can achieve quality and delivery standards, have multiple product offerings, R&D capability, and can be competitive with their pricing. PAR believes that its global reach as a technology provider is an important competitive advantage as it allows the Company to provide innovative solutions, with significant delivery capability, globally, to its multinational customers like McDonald's, Yum! Brands and the Mandarin Oriental Hotel Group.

     PAR's strategy is to provide completely integrated technology systems and services with a high level of customer service in the markets in which it competes. The Company conducts its research and development efforts to create innovative technology that meets and exceeds our customers' requirements and also has high probability for broader market appeal and success. PAR focuses upon operating efficiencies and controlling costs. This is achieved through investment in modern production technologies, and by managing purchasing processes and functions.

     The Company has an internal investment strategy in three distinct areas of its hospitality segment. First, the Company made significant investments in its development of next generation software. Additionally, the Company invested in building a more robust, further reaching distribution channel. Lastly, as the Company's customers expand in international markets, PAR has invested in creating an international infrastructure, initially concentrating on the Asia/Pacific rim due to the new restaurant growth and concentration of PAR's customers in that region.

     Approximately 33% of the Company's revenues are generated in our Government Business segment. This segment is comprised of two subsidiaries: PAR Government Systems Corporation and Rome Research Corporation. Through these two government contractors, the Company provides IT and communications support services to the U.S. Navy, Air Force and Army. PAR also offers its services to several non-military U.S. federal, state and local agencies. The Company provides applied technology services including radar, image and signal processing, logistics management systems, and geospatial services and products. The
Company's Government performance ratings allow PAR to consistently win repeat business and sustain long-term client-vendor relationships with their contract customers. The Company can provide its clients the technical expertise necessary to facilitate and operate complex systems utilized by government agencies.

     The Company will continue to leverage its core technical capabilities and performance into related technical areas and an expanding customer base. The Company will seek to accelerate this growth through strategic acquisitions of businesses that broaden the Company's technology and/or business base.

Summary

     In regards to the current economic landscape, it is PAR's belief that the quick serve restaurant sector will remain strong during this period of uncertainty. This is a direct impact of the value and convenience PAR's large customers offer through their products and services. However, the Company's continued success will depend upon the availability of affordable financing, as its restaurant customers typically finance their purchase of PAR's products. The Company will continue to monitor this closely.

     As for PAR's other hospitality markets, early indications are that there may be a market slowdown for the Company's table service technology products in the near term. Table service restaurants may be more severely impacted by the current economic cycle and may delay capital expenditure decisions in this sector of hospitality.

     With  respect  to  PAR's  hotel,  resort  and  spa  customers,   management
anticipates the continued economic uncertainty will have a modest impact on their future operations. PAR Springer-Miller markets to five star destination resorts globally whose customers generally are not impacted financially by normal economic cycles. However, as this current cycle seems anything but normal the Company will carefully monitor for any signs which would dictate the need for immediate corrective actions.

     Historically the Company's Government I/T business has not been impacted by business cycle fluctuations. PAR's I/T outsourcing business focuses on cost-effective operations of information technology and telecommunication facilities which must function independent of business cycles.

     PAR's main concerns relative to the health of our markets are primarily related to three issues:

     o    The evident slowdown in our table service business;

     o    The potential slowdown of our high end hotel/resort/spa business; and

     o The continuing availability of affordable financing for our restaurant customers.

     Currently, table service is a small part of the Company's overall business, and for 2009, PAR is planning for modest growth of PAR Springer-Miller business. The Company will continue to monitor the credit markets on a daily basis and make the necessary adjustments to its business.

     PAR remains committed to streamlining operations and improving return on invested capital through a variety of initiatives.

Results of Operations -- Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

     The Company reported revenues of $58 million for the quarter ended September 30, 2008, an increase of 12% from the $51.6 million reported for the quarter ended September 30, 2007. The Company's net income for the quarter ended September 30, 2008 was $828,000, or $.06 diluted earnings per share, compared to a net loss of $862,000 and a $.06 diluted net loss per share for the same period in 2007.

     Product revenues from the Company's Hospitality segment were $20.9 million for the quarter ended September 30, 2008, an increase of 16% from the $18.1 million recorded in 2007. This increase was due to a 23% improvement in domestic product sales primarily due to sales to McDonald's, YUM! Brands, Burger King and CKE restaurants. This increase in domestic revenue was partially offset by a 2% decrease in international product sales, due to a decline in sales to Resort Hotels and Spas. This decrease was partially offset by an 8% increase in sales to restaurant customers in several countries.

     Customer service revenues are also generated by the Company's Hospitality segment. The Company's service offerings include installation, software maintenance, training, twenty-four hour help desk support and various depot and on-site service options. Customer service revenues were $19.2 million for the quarter ended September 30, 2008, a 13% increase from $17 million reported for the same period in 2007. The growth is primarily related to increases in several service areas including installation, and professional service activities related to McDonald's initiatives.

     Contract revenues from the Company's Government segment were $17.9 million for the quarter ended September 30, 2008, an increase of 8% when compared to the $16.5 million recorded in the same period in 2007. This increase was primarily due to the start of new contracts in the information technology outsourcing area, including the timing of subcontract work and material buys on these new contracts. These outsourcing operations provided by the Company directly support U.S. Navy, Air Force and Army operations as they seek to convert their military information technology communications facilities into contractor-run operations and to meet new requirements with contractor support.

     Product margins for the quarter ended September 30, 2008 were 42.6 %, an increase of 170 basis points from the 40.9% for the quarter ended September 30, 2007. This increase in margins was due to an increase in higher margin software sales to various restaurant customers as compared to the same quarter last year. This was partially offset by lower margins on increased hardware sales to McDonald's in the quarter ended September 30, 2008.

     Customer service margins were 24.5% for the quarter ended September 30, 2008, an increase of 230 basis points compared to 22.2% for the same period in 2007. Service margins increased primarily due to improved margins in field service and the call center as productivity increased in both of these areas.

     Contract margins were 5.4% for the quarter ended September 30, 2008, a decrease of 220 basis points compared to 7.6% for the same period in 2007. This decline was due to lower margins on certain new fixed price contracts. The most significant components of contract costs in 2008 and 2007 were labor and fringe benefits. For 2008, labor and fringe benefits were $12.9 million or 76% of contract costs in 2008 compared to $11.3 million or 74% of contract costs for the same period in 2007.

     Selling, general and administrative expenses are virtually all related to the Company's Hospitality segment. Selling, general and administrative expenses for the quarter ended September 30, 2008 were $9.1 million, an increase of 6% from the $8.6 million for the same period in 2007. This increase resulted from expenses associated with the Company's investment in software sales personnel, channel and International expansion.

     Research and development expenses relate primarily to the Company's Hospitality segment. Research and development expenses were $3.6 million for the quarter ended September 30, 2008, a decrease of 22% from the $4.6 million recorded in 2007. The decrease was primarily attributable to the near completion of certain software development projects.

     Amortization of identifiable intangible assets was $388,000 for the quarter ended September 30, 2008, compared to $397,000 reported in 2007. Amortization is on the identifiable assets acquired in the Company's acquisitions over the last several years.

     Other income, net, was $216,000 for the quarter ended September 30, 2008 compared to $350,000 for the same period in 2007. Other income primarily includes rental income and foreign currency gains and losses. The decrease is primarily due to a decline in rental income.

     Interest expense represents interest charged on the Company's short-term borrowing requirements from banks and from long-term debt. Interest expense was $275,000 for the quarter ended September 30, 2008 as compared to $310,000 in 2007. The decline is primarily due to a lower average borrowing rate in 2008 compared to 2007. This was partially offset by an increase in the Company's average borrowings outstanding in 2008 when compared to 2007.

     For the quarters ended September 30, 2008 and 2007, the Company's expected effective income tax rate based on projected pre-tax income was 42.2% and 21.5%, respectively. The increase in effective tax rate is primarily attributable to the expiration of the Research and Experimental Tax Credit at the end of 2007.

Also contributing to the increase in effective tax rate was the taxable portion of the proceeds from the voluntary conversion of a Company-owned life insurance policy in 2008. Due to the pre-tax loss for the quarter ended September 30, 2007, the Company provided a tax benefit of 21.5% as its estimate of the annual effective income tax rate based on projected pre-tax income as indicated above.

Results of Operations -- Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

     The Company reported revenues of $167.3 million for the nine months ended September 30, 2008, an increase of 12% from the $149.3 million reported for the nine months ended September 30, 2007. The Company's net income for the nine months ended September 30, 2008 was $757,000, or $.05 diluted net income per share, compared to a net loss of $3.2 million and $.22 diluted net loss per share for the same period in 2007.

     Product revenues from the Company's Hospitality segment were $58.6 million for the nine months ended September 30, 2008, an increase of 10% from the $53.1 million recorded in 2007. This increase was due to an 18% increase in domestic product sales, primarily due to solution sales to new restaurant customers, as well as to YUM! Brands and McDonald's. This increase in domestic revenue was partially offset by a 10% decrease in international product sales. This decrease was the result of the timing of orders from the Company's restaurant customers in Asia and Canada.

     Customer service revenues are also generated by the Company's Hospitality segment. The Company's service offerings include installation, software maintenance, training, twenty-four hour help desk support and various depot and on-site service options. Customer service revenues were $53.3 million for the nine months ended September 30, 2008, a 10% increase from $48.6 million reported for the same period in 2007. The growth is primarily related to increases in field service, installation and professional services revenue with several restaurant customers.

     Contract revenues from the Company's Government segment were $55.4 million for the nine months ended September 30, 2008, an increase of 17% when compared to the $47.6 million recorded in the same period in 2007. The increase was primarily due to new contracts in the information technology outsourcing and imaging information areas.

     Product margins for the nine months ended September 30, 2008 were 41.9%, an increase of 160 basis points from the 40.3% for the nine months ended September 30, 2007. The improved margins were the result of higher software sales in 2008 compared to 2007. This was partially offset by an increase in hardware sales to McDonald's.

     Customer Service margins were 25.3% for the nine months ended September 30, 2008, an increase of 200 basis points compared to 23.3% for the same period in 2007. This increase is due to an increase in margins in field service and installation as revenue and productivity rose in both of these areas.

     Contract margins were 5.3% for the nine months ended September 30, 2008, a decline of 120 basis points versus 6.5% for the same period in 2007. The decrease was due to a favorable cost share adjustment on the Company's Logistics Management program in 2007 and the lower margins realized on certain new fixed price contracts in 2008. The most significant components of contract costs in 2008 and 2007 were labor and fringe benefits. For 2008, labor and fringe benefits were $39.3 million or 75% of contract costs compared to $35.4 million or 79% of contract costs for the same period in 2007.

     Selling, general and administrative expenses are virtually all related to the Company's Hospitality segment. Selling, general and administrative expenses for the nine months ended September 30, 2008 were $26.9 million, an increase of 2% from the $26.5 million for the same period in 2007. This increase was primarily due to the Company's investment in the expansion of its dealer channel and domestic sales force. This was partially offset by a decline in bad debt expense.

     Research and development expenses relate primarily to the Company's Hospitality segment. Research and development expenses were $11.6 million for the nine months ended September 30, 2008, a decrease of 9% from the $12.8 million recorded in 2007. The decrease was primarily attributable to the near completion of certain software development projects.

         Amortization of identifiable intangible assets was $1.2 million for the nine months ended September 30, 2008 virtually unchanged from 2007. This relates to amortization of intangible assets acquired in the Company's acquisitions over the last several years.

     Other income, net, was $759,000 for the nine months ended September 30, 2008 compared to $744,000 for the same period in 2007. Other income primarily includes rental income and foreign currency gains and losses. This increase is primarily due to higher foreign currency gains in 2008 compared to 2007. This was partially offset by lower rental income in 2008 versus 2007.

     Interest expense represents interest charged on the Company's short-term borrowing requirements from banks and from long-term debt. Interest expense was $745,000 for the nine months ended September 30, 2008 as compared to $769,000 in 2007. This decline was due to a lower average borrowing rate in 2008 when compared to 2007. This was partially offset by a higher average borrowing in 2008 when compared to 2007 under its lines of credit with banks.

     For the nine months ended September 30, 2008, the Company's effective income tax rate was 41.9%, compared to 30.6% in 2007. The increase in effective tax rate is primarily attributable to the expiration of the Research and Experimental Tax Credit at the end of 2007. Also contributing to the increase in effective tax rate was the taxable portion of the proceeds from the voluntary conversion of a Company-owned life insurance policy in 2008. Due to the pre-tax loss for the nine months ended September 30, 2007, the Company provided a tax benefit of 30.6%, as its estimate of the annual effective income tax rate based on projected pre-tax income as indicated above.

Liquidity and Capital Resources

     The Company's primary sources of liquidity have been cash flow from operations and lines of credit with various banks. Cash used in operations was $5.7 million for the nine months ended September 30, 2008 compared to cash provided by operations of $3.9 million for 2007. In 2008, cash was primarily impacted by the growth in accounts receivable and inventory. In 2007, cash was generated through collection of accounts receivable. This was partially offset by a growth in inventory and the timing of payments to vendors.

     Cash used in investing activities was $165,000 for the nine months ended September 30, 2008 versus cash used of $1.8 million for the same period in 2007. In 2008, capital expenditures were $939,000 and were primarily for manufacturing and computer equipment. Capitalized software costs relating to software development of Hospitality segment products were $641,000 in 2008. In 2008, the Company received $1.6 million from the voluntary conversion of a Company-owned life insurance policy. In 2007, capital expenditures were $1 million and were principally for manufacturing and research and development equipment. Capitalized software costs relating to software development of Hospitality segment products were $788,000 in 2007.

     Cash provided by financing activities was $5.1 million for the nine months ended September 30, 2008 versus cash used of $2.2 million in 2007. In 2008, the Company increased its short-term borrowings by $5 million and decreased its long-term debt by $415,000. The Company also benefited $480,000 from the exercise of employee stock options. In 2007, the Company decreased its short-term bank borrowings by $2.3 million and decreased its long-term debt by $72,000. The Company also benefited $119,000 from the exercise of employee stock options.

     In June 2008, the Company executed a new credit agreement with a bank replacing its existing agreement. Under this agreement, the Company has a borrowing availability up to $20,000,000 in the form of a line of credit. This agreement allows the Company, at its option, to borrow funds at the LIBOR rate plus the applicable interest rate spread or at the bank's prime lending rate plus the applicable interest rate spread (5.25% at September 30, 2008). This agreement expires in June 2011. At September 30, 2008, there was $7,541,000 outstanding under this agreement. The weighted average interest rate paid by the Company was 5.2% during 2008. This agreement contains certain loan covenants including leverage and fixed charge coverage ratios. The Company is in compliance with these covenants at September 30, 2008. This credit facility is secured by certain assets of the Company.

     In 2006, the Company borrowed $6,000,000 under an unsecured term loan agreement, executed as an amendment to one of its then bank line of credit agreements, in connection with the asset acquisition of SIVA Corporation. The loan provides for interest only payments in the first year and escalating principal payments through 2012. The loan bears interest at the LIBOR rate plus the applicable interest rate spread or at the bank's prime lending rate plus the applicable interest rate spread (5.25% at September 30, 2008). The terms and conditions of the line of credit agreement described above also apply to the term loan.

     In September 2007, the Company entered into an interest rate swap agreement associated with a $6,000,000 variable rate loan with principal and interest payments due through August 2012. At September 30, 2007, the notional principal amount totaled $6,000,000. This instrument was utilized by the Company to minimize significant unplanned fluctuations in earnings and cash flows caused by interest rate volatility. The Company did not adopt hedge accounting under the provision of FASB Statement No 133, Accounting for Derivative Instruments and Hedging Activities, but rather records the fair market value adjustments through the consolidated statements of operations each period. The associated fair value adjustments for the three months ended September 30, 2008 and the nine months ended September 30, 2008, respectively, are: $1,000 included as a decrease to interest expense; and $16,200 included as an increase to interest expense.

     The Company has a $1,781,700 mortgage collateralized by certain real estate. The annual mortgage payment including interest totals $226,000. The mortgage bears interest at a fixed rate of 7% and matures in 2010.

     During fiscal year 2008, the Company anticipates that its capital requirements will be approximately $2 million. The Company does not usually enter into long term contracts with its major Hospitality segment customers. The Company commits to purchasing inventory from its suppliers based on a combination of internal forecasts and the actual orders from customers. This process, along with good relations with suppliers, minimizes the working capital investment required by the Company. Although the Company lists two major customers, McDonald's and Yum! Brands, it sells to hundreds of individual franchisees of these corporations, each of which is individually responsible for its own debts. These broadly made sales substantially reduce the impact on the Company's liquidity if one individual franchisee reduces the volume of its purchases from the Company in a given year. The Company, based on internal forecasts, believes its existing cash, line of credit facilities and its anticipated operating cash flow will be sufficient to meet its cash requirements through at least the next twelve months. However, the Company may be required, or could elect, to seek additional funding prior to that time. The Company's future capital requirements will depend on many factors including its rate of revenue growth, the timing and extent of spending to support product development efforts, expansion of sales and marketing, the timing of introductions of new products and enhancements to existing products, and market acceptance of its products. The Company cannot assure that additional equity or debt financing will be available on acceptable terms or at all. The Company's sources of liquidity beyond twelve months, in management's opinion, will be its cash balances on hand at that time, funds provided by operations, funds available through its lines of credit and the long-term credit facilities that it can arrange.

Recent Accounting Pronouncements

     In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"), which provides guidance for measuring the fair value of assets and liabilities, as well as requires expanded disclosures about fair value measurements. SFAS 157 indicates that fair value should be determined based on the assumptions marketplace participants would use in pricing the asset or liability, and provides additional guidelines to consider in determining the market-based measurement. The Company adopted SFAS 157 as of January 1, 2008, with the exception of the application of the statement to nonfinancial assets and nonfinancial liabilities. Refer to Note 5 to the Unaudited Interim Consolidated Financial Statements for additional discussion on fair value measurements. This did not have a material impact on the consolidated financial statements.

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

     In December 2007, the FASB issued SFAS No.141 (revised 2007), Business Combinations (SFAS 141(R)). The objective of this Statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination. Specifically, it establishes principles and requirements over how the acquirer (1) recognizes and measures the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (2) recognizes and measures goodwill acquired in the business combination or a gain from a bargain purchase, and; (3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement is effective for fiscal years beginning after December 15, 2008 (fiscal year 2009). The Company is currently assessing the impact, if any, of adopting SFAS 141(R) on its consolidated financial statements.

     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51 (SFAS 160). The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary (minority interests) and for the deconsolidation of a subsidiary. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008 (fiscal year 2009). The Company is currently assessing the impact, if any, of adopting SFAS 160 on its consolidated financial statements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

INFLATION

     Inflation had little effect on revenues and related costs during the first nine months of 2008. Management anticipates that margins will be maintained at acceptable levels to minimize the affects of inflation, if any.

INTEREST RATES

     As of September 30, 2008, the Company has $4.5 million in variable long-term debt and $8.4 million in variable short-term debt. The Company believes that an adverse change in interest rates of 100 basis points would not have a material impact on our business, financial condition, results of operations or cash flows.

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

     (b) Changes in Internal Control over Financial Reporting.

     There was no change in the Company's internal controls over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, such internal controls over financial reporting.

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

Item 4.  Submission of Matters to a Vote of Security Holders

     None.


Item 5.  Other Information

     On July 28, 2008, PAR Technology Corporation furnished a report on Form 8-K pursuant to Item 2.02 (Results of Operations and Financial Condition) of that Form relating to its financial information for the quarter ended June 30, 2008, as presented in a press release of July 28, 2008 and furnished thereto as an exhibit.

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






Date:  November 10, 2008



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


Date: November 10, 2008
                                            John W. Sammon
                                            -----------------------------------
                                            John W. Sammon
                                            Chairman of the Board and
                                            Chief Executive Officer

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

Date: November 10, 2008
                                            Ronald J. Casciano
                                            -----------------------------------
                                            Ronald J. Casciano
                                            Vice President,
                                            Chief Financial Officer & Treasurer

                                  Exhibit 32.1


                           PAR TECHNOLOGY CORPORATION
                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of PAR Technology Corporation (the "Company") on Form 10-Q for the quarter ended September 30, 2008 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), we, John W. Sammon and Ronald J. Casciano, Chairman of the Board & Chief Executive Officer and Vice President, Chief Financial Officer & Treasurer of the Company, certify pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that to the best of our knowledge:


     (1) The Report fully complies with the requirement of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.






John W. Sammon
------------------------------
John W. Sammon
Chairman of the Board & Chief Executive Officer
November 10, 2008

Ronald J. Casciano
------------------------------
Ronald J. Casciano
Vice President, Chief Financial Officer & Treasurer
November 10, 2008