Form 10-K
period 2008-12-31
PAR TECHNOLOGY CORP
filed 2009-03-16
CIK 708821

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the Fiscal Year Ended December 31, 2008.
                                       OR
         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark if the registrant is a well-known  seasoned  issuer,
as defined in Rule 405 of the Securities Act.   Yes [  ]   No [ X ]

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

     As of June 30, 2008, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the shares of voting common stock held by non-affiliates of the registrant was approximately $59,866,000 based upon the closing price of the Company's common stock.

     The number of shares outstanding of registrant's common stock, as of February 28, 2009 - 14,536,963 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's proxy statement in connection with its 2009 annual meeting of stockholders are incorporated by reference into Part III.

                           PAR TECHNOLOGY CORPORATION

                                TABLE OF CONTENTS
                                    FORM 10-K

-------------------------------------------------------------------------------
     Item Number
-------------------------------------------------------------------------------

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

                           PAR TECHNOLOGY CORPORATION

                                     PART I


Item 1:  Business

     PAR Technology Corporation (PAR or the Company) conducts business in two distinct segments: Hospitality and Government. PAR's core business is providing technology solutions, including hardware, software and professional/lifecycle support services to businesses in the global hospitality and specialty retail industries. The Company continues to be a leading supplier of hospitality management technology systems to quick-service restaurants with over 50,000 systems installed in more than 105 countries. PAR's hospitality management software applications are feature rich which allows for more efficient operation of businesses and enterprises by managing transaction and operational data from end-to-end and helping to maximize profitability through more optimal operations. PAR's professional services mission is to enable businesses to achieve the full potential of their hospitality technology investment.

     As a leading provider of professional services and enterprise business intelligence technology to the hospitality sector, PAR has solid long-term relationships with the restaurant industry's two largest corporations - McDonald's Corporation and Yum! Brands, Inc. (Yum!). McDonald's has over 32,000 restaurants in more than 120 countries and PAR has been a selected provider of restaurant technology systems and lifecycle support services to McDonald's since 1980. In 2007, PAR was selected by McDonald's as its inaugural Technology Supplier of the Year. Yum! (which includes Taco Bell, KFC, Pizza Hut, Long John Silver's and A&W Restaurants) has been a loyal PAR customer since 1983. Yum! has over 33,000 units globally and PAR continues to be a major supplier of management technology systems to Taco Bell as well as the Point-of-Sale (POS) vendor of choice to KFC Corporate Restaurants. Other significant hospitality chains where PAR is the POS vendor of choice are: Subway Restaurants, Legal Seafood, Boston Market, CKE Restaurants (including Hardees and Carl's Jr.), Catalina Restaurant Group, Carnival Cruise Lines, and large franchisees of the above mentioned brands.

     PAR's Government business provides technical expertise in the development of advanced technology systems for the Department of Defense and other
Governmental agencies. Additionally, PAR provides information technology and communications support services to the U.S. Navy, U.S. Air Force and U.S. Army.

PAR focuses its computer-based system design services on providing high quality technical services, ranging from experimental studies to advanced operational systems, within a variety of areas of research, including radar, image and signal processing, logistics management systems, and geospatial services and products. Through Government-sponsored research and development, PAR has developed technologies with relevant commercial applications. A prime example of this "technology transfer" is the Company's point-of-sale technology, which was derived from research and development involving microchip processing technology sponsored by the Department of Defense. Our most recent example of technology transfer is the Company's logistics management tracking systems. This PAR initiative brings tracking, security and information solutions to the intermodal, cold chain and land shipping industry. Through an integrated GPS, RFID, cellular, Satellite Communications, and internet PAR solution, owners and operators of refrigeration, tank, dry van, intermodal, and generator containers have real time information on the status and location of assets and cargo around the globe.

     Information concerning the Company's industry segments for the three years ended December 31, 2008 is set forth in Note 11 to the Consolidated Financial Statements included elsewhere herein.

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

                               Hospitality Segment

     PAR provides restaurant management technology solutions which combine software applications, an Intel(R) based hardware platform and installation and lifecycle support services. PAR's restaurant management offering includes fixed and wireless order-entry terminals, self-service kiosks, kitchen systems utilizing printers and/or video monitors, food safety monitoring tools, back office applications and enterprise business intelligence software. PAR also provides hospitality management solutions that satisfy the property management technology needs for an array of hospitality enterprises, including five-star city-center hotels, destination spa and golf properties, timeshare properties and five star resorts worldwide. PAR offers extensive service, support, systems integration and professional service capabilities. PAR's service professionals design, tailor, implement and maintain solutions that enable customers to manage all aspects of operational data collection and processing for single or multiple site enterprises from a central location.

Products
--------

     The Company's integrated hospitality management software applications allow its customers to configure their technology systems to meet their order entry, food preparation, inventory, labor and property management coordination needs, while capturing all pertinent data concerning the transactions at the specific location and delivering it throughout the enterprise. PAR's hospitality management systems are based on more than 29 years of experience and knowledge, and an in-depth understanding of the hospitality marketplace. This knowledge and expertise is reflected in innovative product design, implementation capability and systems integration skills.

         Software

     The Company's range of restaurant software products cover the hospitality market with offerings that meet the requirements of large and small operators/corporations alike. PAR has three major point-of-sale offerings. First, the Company's enterprise-enabled solution built on a service-oriented architecture. This streamlines the order process for table service, counter service, and bar operations, while simplifying IT support with centralized application management and real-time data transmission between restaurant sites and the enterprise.

     Second, for franchisees in the quick service restaurant (QSR) and fast casual markets, PAR offers a multi-brand point of sale application containing features and functions such as real-time mirror imaging of critical data, on-line graphical help and interactive diagnostics, all presented with intuitive graphical user interfaces. This application contains an Enterprise Configuration Manager that provides business-wide management of the point-of-sale data, including diverse concept menus, security settings and system parameters.

     Third, is PAR's easy-to-use solution primarily sold to independent restaurants through the Company's business partners (dealer) channel. This integrated software solution includes a point-of-sale software application, a wireless ordering software capability, an on-line ordering feature, an enterprise management software function, and an in-store and enterprise level loyalty and gift card information sharing application.

     In addition to point-of-sale software, PAR offers a number of complementary restaurant technologies. These include a wireless order-taking and payment capability, an above store reporting software application that utilizes a web-based reporting platform with the latest technology from Microsoft's .Net(R) platform. Additionally, the Company's back office software allows restaurant owners to control critical food and labor costs using intuitive tools for forecasting, labor scheduling and inventory management.

     In addition, PAR continues to be a provider of software solutions to the hotel/resort industry. Today, hospitality-oriented businesses have the ability to manage information and leverage their relationships with customers through integrated technology systems. PAR's technology systems provide a seamless user interface to manage all aspects of the guest experience as well as consolidating customer information and history into a central, single database. PAR's SMS|Host(R) Hospitality Management System provides a complete set of tools at the fingertips of hotel and spa staff for selling and delivering personalized guest services. All business functions are seamlessly integrated with the front office, from guest room check-in, to spa appointments, or retail purchases. The SMS|Host product suite, including over 20 seamlessly integrated, guest-centric modules, provides hotel and resort staff with the tools they need to personalize service, anticipate guest needs, and consistently exceed guest expectations. The SMS|Host module, SMS|Enterprise, enables a chain or management company to instantly create a real-time, single-image consolidation of all details from all locations within a large organization for use as a central information system or as a fully integrated Property Management System(PMS)/Central Reservation System(CRS).

     PAR also markets SpaSoft(R) a stand-alone spa management application. SpaSoft Spa Management System is designed to satisfy the unique needs of resort spas, day spas, and medi-spas. Validated by VISA(R) as compliant with CISP (Card Information Security Program) Payment Application Best Practices, SpaSoft's unique booking engine, advanced resource inventory, yield management module, scheduling, management and reporting tools assist in the total management of sophisticated hotel/resort spas and day spas. Because SpaSoft was specifically designed for the needs of the spa industry, it assists the spa staff in providing the individualized, impeccable guest service that their most important clients desire and expect.

         Hardware

     PAR's hardware platforms offer customers proven performance at a cost-conscious price point. PAR continues to offer hardware designed to be durable, scalable, integrated and highly functional. PAR's Pentium-designed systems are developed to host the powerful point-of-sale software applications in the hospitality industry with open architecture, industry standard components which are compatible with most operating systems. The hardware platforms support a distributed processing environment and incorporate an advanced hospitality management technology system, utilizing Intel microprocessors, standard PC expansion slots, Ethernet LAN, standard Centronics printer ports as well as USB ports. The hardware systems supply their industry-standard components with features for hospitality applications such as multiple video ports. The POS systems utilize architecture that allows for the integration of a broad range of PAR and third-party peripherals and is ultimately designed to withstand harsh hospitality environments. Both hardware platforms have a favorable price-to-performance ratio over the life of the system as a result of their PC compatibility, ease of expansion and high reliability design.

     PAR manufactures and/or sells a full range of hardware peripherals including cash drawers, coin changers, receipt printers, kitchen videos, bump bars, kitchen printers and office printers.

     PAR also offers a kiosk solution, which features both a touch screen and a keyboard in a clean, approachable design suitable for deployment of a number of different software application types that include employee training and hiring to promotional content and nutrition information. This kiosk offering enables restaurant operators to create a self-service information hub for employees and guests.

Systems Installation and Professional Services
----------------------------------------------

     PAR's ability to offer installation, maintenance, and support services is one of the Company's key differentiators. PAR continues to work in unison with its customers to identify and address the latest hospitality technology requirements by creating interfaces to equipment, including innovations such as automated cooking and drink-dispensing devices, customer-activated terminals and order display units located inside and outside of the customer's business site. The Company provides its systems integration expertise to interface specialized components, such as video monitors, coin dispensers and non-volatile memory for journalizing transaction data, as is required in some international applications.

     PAR employs experienced individuals with diverse hospitality backgrounds in both hotels/resorts and restaurants. PAR has the knowledge and expertise to help its customers structure property management solutions which can be used most effectively in restaurants and hotels, with an emphasis on maximizing return on investment. In addition, the Company has secured strategic partnerships with third-party organizations to offer a variety of credit, debit and gift card payment options that allow quick service restaurants, convenience stores, gasoline stations and drugstores to process cashless payments quickly and efficiently.

         The Company's Professional Services organization continuously evaluates new technologies and adopts those that allow PAR to provide significant improvements in customer's day-to-day systems. From hand-held wireless devices to advances in internet performance, the technical staff is available for consultation on a wide variety of topics including network infrastructures, system functionality, operating system platforms, and hardware expandability.

 Installation and Training
 -------------------------

     In the United States, Canada, Europe, South Africa, the Middle East, Australia, and Asia, PAR personnel provide software configuration, installation, training and integration services as a normal part of the software or equipment purchase agreement. In certain areas of North and South America, Europe, and Asia, the Company provides these installation and training services through third parties. PAR is also staffed to provide complete application training for a site's staff as well as technical instruction for Information Systems personnel. The PAR training team is composed of experienced individuals with diverse hospitality and technical backgrounds.

Maintenance and Service
-----------------------

     The Company offers a wide range of maintenance and support services as part of its total solution for its hospitality markets. In the North American region, the Company provides comprehensive maintenance and installation services for its software, hardware and systems, as well as those of third parties, through a 24 x 7 central telephone customer support and diagnostic service center in Boulder, Colorado and Las Vegas, Nevada. In addition the Company has service centers in Europe, South Africa, the Middle East, Australia, and Asia. The Company believes that its ability to address all support and maintenance requirements for a customer's hospitality technology network provides it with a clear competitive advantage.

     The Company maintains a field service network consisting of over 100 locations offering on-site service and repair, as well as depot repair, overnight unit replacements and spare unit rentals. At the time a hospitality technology system is installed, PAR trains customer employees and managers to ensure efficient and effective use of the system. If an issue arises within the Company's products (hardware and software), PAR's current customer service management software products allow a service technician to diagnose the problem by telephone or by remotely entering the system, thus greatly reducing the need for on-site service calls.

     The Company's service organization utilizes a suite of software applications that allows PAR to demonstrate compelling value and differentiation to its customers through the utilization of its extensive and ever-growing knowledge base to efficiently diagnose and resolve customer-service issues. This also enables PAR to compile the kind of in-depth information it needs to identify trends and opportunities. A second software suite is a call center CRM solution and knowledge base that allows PAR to maintain a profile on each customer, their background, hardware and software details, client service history, and a problem-resolution database. Analysis of this data allows the Company to optimize customer service by identifying trends in calls and to work with customers to quickly resolve issues.

Sales & Marketing
-----------------

     Sales in the hospitality technology market are often made to corporate chains where PAR is an approved vendor. Upon achieving such approved status, marketing efforts are directed to the chain's franchisees. Sales efforts are also directed toward franchisees of chains for which the Company is not an approved corporate vendor.

     The Company employs direct sales personnel in several sales groups that concentrate upon both large chain corporate customers and their franchisees. The Company also utilizes an International Sales Group that markets to major customers with global locations and to international chains that do not have a presence in the United States. The Company's Indirect Sales Channel targets non-foodservice markets such as retail, convenience, amusement parks, movie theaters, cruise lines, spas and other ticketing and entertainment venues. This group also works with third-party dealers and value-added resellers throughout the country.

     PAR also has a distribution channel, both domestic and global, that has third party dealers and resellers penetrating the independent restaurant sector on behalf of the Company and extends PAR's market reaches.

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

Competition
-----------

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

Backlog
-------

     Due to the nature of the hospitality business, backlog is not significant at any point in time. The Hospitality segment orders are generally of a short-term nature and are usually booked and shipped in the same fiscal year.

Research and Development
------------------------

     The highly technical nature of the Company's hospitality products requires a significant and continuous research and development effort. Ongoing product research and quality development efforts are an integral part of all activities within the Company. Functional and technical enhancements are actively being made to our products to increase customer satisfaction and maintain the high caliber of our software. Research and development expenses were approximately $15,036,000 in 2008, $17,155,000 in 2007 and $11,802,000 in 2006. The Company
capitalizes certain software costs in accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. See Note 1 to the Consolidated Financial Statements included in Item 15 for further discussion.

Manufacturing and Suppliers
---------------------------

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

Intellectual Property
---------------------

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

                               Government Segment

     PAR operates two wholly-owned subsidiaries in the Government segment, PAR Government Systems Corporation (PGSC) and Rome Research Corporation (RRC). These companies provide services to the U.S. Department of Defense (DoD) and other federal and state government organizations with a wide range of technical capability and scope. Significant areas in which the Company's services are involved include providing technical expertise related to the design and integration of state-of-the-art imagery intelligence systems for information archive, retrieval, and processing; advanced research and development for imaging sensors; and engineering and support services for Government information technology and communications facilities.

     The Company's offerings cover the entire development cycle for Government systems, including requirements analysis, design specification, development, implementation, installation, test and evaluation.

Signal and Image Processing
---------------------------

     The  Signal  and  Image  Processing  (SIP)  business  sector  supports  the development and implementation of complex sensor systems including the collection and analysis of sensor data. The SIP group has developed sensor concepts, algorithms, and real-time systems to address the difficult problems of finding low-contrast targets against clutter background, detecting man-made objects in dense foliage, and performing humanitarian efforts in support of the removal of land mines with ground penetrating radar. The Company also supports numerous technology demonstrations for the DoD, including a multi-national NATO exercise of wireless communications interoperability. As part of this demonstration, the Company designed and built systems for test and evaluation of communications waveforms. The Company has extended this technology into public safety and law enforcement via the Dynamic Open Architecture Radio System (DOARS) system, a multi-channel communications gateway intended to solve the problem of wireless communications interoperability. The Company also supports Navy airborne infrared surveillance systems through the development of advanced optical sensors.

Geospatial Software and Modeling
--------------------------------

     The Geospatial Software and Modeling (GS&M) business sector performs water resources modeling; Geographic Information Systems (GIS) based data management, and geospatial information technology development. In particular, the Company's Flood*Ware(TM) software tool and methodology is being utilized by New York State in support of the Federal Emergency Management Agency's Map Modernization Program. Similar technologies are used in support of water quality modeling and assessment applications for the NYC Watershed Protection Program.

Logistics Management Systems
----------------------------

     The Logistics Management Systems (LMS) business focuses on the transportation sector. The LMS solutions provide comprehensive, end-to-end monitoring, control, and management of over the road trailers and intermodal assets. Par LMS has a particular focus on cold chain management and the monitoring and control of refrigerated transport assets using long range wireless technologies. Utilizing GPS, cellular, satellite, wireless, and internet hosting technologies, Par LMS solutions include web based reporting for stakeholders to improve asset utilization while protecting against cargo theft and spoilage.

     Par LMS contracts with US DOT Maritime Administration Research and Development (US DOT MARAD) to advance the state of the art in technology tracking, monitoring, and management. Also NYSERDA (New York State Energy Research Development Administration) has contracted with Par LMS to develop a real time tire pressure monitoring module called Pressure*Watch (TM).

Information Technology and Communications Support Services
----------------------------------------------------------

     The Company provides a wide range of technical and support services to sustain mission critical components of the Department of Defense Global
Information Grid (GIG). These services include continuous operations, system enhancements and maintenance of very low frequency (VLF), high frequency (HF) and very high frequency (VHF) radio transmitter/receiver facilities, and extremely high frequency (EHF) and super high frequency (SHF) satellite communication heavy earth terminal facilities. In addition to the communications support of the GIG, the Company provides net-centric information technology services in support of DoD customers. The Company provides a variety of information technology support services, including systems administration, operations, trouble shooting, planning, coordination and maintenance of hardware and software systems, help desk support, and network security. These DoD communications and information technology services are provided at customer locations in and outside of the continental United States. The various facilities, operating 24 x 7, are integral to the command and control of the nation's air, land and naval forces, and those of United States coalition allies.

Test Laboratory and Range Operations
------------------------------------

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

Government Contracts
--------------------

     The Company performs work for U.S. Government agencies under firm fixed-price, cost-plus-fixed-fee and time-and-material contracts. The majority of its contracts are for one-year to five-year terms. There are several risks associated with Government contracts. For example, contracts may be terminated for the convenience of the Government at any time the Government believes that such termination would be in its best interests. In this circumstance, the Company is entitled to receive payments for its allowable costs and, in general, a proportionate share of its fee or profit for the work actually performed. The Company's business with the U.S. Government is also subject to other risks unique to the defense industry, such as reduction, modification, or delays of contracts or subcontracts if the Government's requirements, budgets, policies or regulations change. The Company may also perform work prior to formal authorization or prior to adjustment of the contract price for increased work scope, change orders and other funding adjustments. Additionally, the Defense Contract Audit Agency on a regular basis audits the books and records of the Company. Such audits can result in adjustments to contract costs and fees. Audits have been completed through the Company's fiscal year 2006 and have not resulted in any material adjustments.

Marketing and Competition
-------------------------

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

Backlog
--------

     The dollar value of existing Government contracts at December 31, 2008, net of amounts relating to work performed to that date was approximately $120,437,000, of which $41,650,000 was funded. At December 31, 2007, the comparable amount was approximately $152,451,000, of which $41,691,000 was funded. Funded amounts represent those amounts committed under contract by Government agencies and prime contractors. The December 31, 2008 Government contract backlog of $120,437,000 represents firm, existing contracts. Approximately $59,626,000 of this amount is expected to be completed in calendar year 2009, as funding is committed.

                                    Employees

     As of December 31, 2008, the Company had 1,769 employees, approximately 55% of whom are engaged in the Company's Hospitality segment, 42% of whom are in the Government segment, and the remainder are corporate employees.

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

Exchange Certifications

     The certification of the CEO of PAR required by Section 303A.12(a) of the New York Stock Exchange (NYSE) Listed Company Manual, relating to PAR's compliance with the NYSE's corporate governance listing standards, was submitted to the NYSE on June 18, 2008 with no qualifications.

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

A DECLINE IN THE VOLUME OF PURCHASES MADE BY ANY ONE OF THE COMPANY'S MAJOR CUSTOMERS WOULD MATERIALLY ADVERSELY AFFECT OUR BUSINESS.

     A small number of related customers have historically accounted for a majority of the Company's net revenues in any given fiscal period. For each of the fiscal years ended December 31, 2008, 2007 and 2006, aggregate sales to our top two Hospitality segment customers, McDonald's and Yum! Brands, amounted to 40% of total revenues. Most of the Company's customers are not obligated to provide us with any minimum level of future purchases or with binding forecasts of product purchases for any future period. In addition, major customers may elect to delay or otherwise change the timing of orders in a manner that could adversely affect the Company's quarterly and annual results of operations. There can be no assurance that our current customers will continue to place orders with us, or that we will be able to obtain orders from new customers.

AN INABILITY TO PRODUCE NEW PRODUCTS THAT KEEP PACE WITH TECHNOLOGICAL DEVELOPMENTS AND CHANGING MARKET CONDITIONS COULD RESULT IN A LOSS OF MARKET SHARE.

     The products we sell are subject to rapid and continual changes in technology. Our competitors offer products that have an increasingly wider range of features and capabilities. We believe that in order to compete effectively, we must provide systems incorporating new technologies at competitive prices. There can be no assurance that we will be able to continue funding research and development at levels sufficient to enhance our current product offerings, or that the Company will be able to develop and introduce on a timely basis, new products that keep pace with technological developments and emerging industry standards and address the evolving needs of customers. There also can be no assurance that we will not experience difficulties that will result in delaying or preventing the successful development, introduction and marketing of new products in our existing markets, or that our new products and product enhancements will adequately meet the requirements of the marketplace or achieve any significant degree of market acceptance. Likewise, there can be no assurance as to the acceptance of our products in new markets, nor can there be any assurance as to the success of our penetration of these markets, nor to the revenue or profit margins realized by the Company with respect to these products. If any of our competitors were to introduce superior software products at competitive prices, or if our software products no longer meet the needs of the marketplace due to technological developments and emerging industry standards, our software products may no longer retain any significant market share.

WE GENERATE MUCH OF OUR REVENUE FROM THE HOSPITALITY INDUSTRY AND THEREFORE ARE SUBJECT TO DECREASED REVENUES IN THE EVENT OF A DOWNTURN IN THAT INDUSTRY.

     For the fiscal years ended December 31, 2008, 2007 and 2006, we derived 68%, 69% and 70%, respectively, of our total revenues from the hospitality industry, primarily the quick service restaurant marketplace. Consequently, our hospitality technology product sales are dependent in large part on the health of the hospitality industry, which in turn is dependent on the domestic and international economy, as well as factors such as consumer buying preferences and weather conditions. Instabilities or downturns in the hospitality market could disproportionately impact our revenues, as clients may either exit the industry or delay, cancel or reduce planned expenditures for our products. Although we believe we can succeed in the quick service restaurant sector of the hospitality industry in a competitive environment, given the cyclical nature of that industry there can be no assurance that our profitability and growth will continue.

WE DERIVE A PORTION OF OUR REVENUE FROM GOVERNMENT CONTRACTS, WHICH CONTAIN PROVISIONS UNIQUE TO PUBLIC SECTOR CUSTOMERS, INCLUDING THE GOVERNMENT'S RIGHT TO MODIFY OR TERMINATE THESE CONTRACTS AT ANY TIME.

     For the fiscal years ended December 31, 2008, 2007 and 2006, we derived 32%, 31% and 30%, respectively, of our total revenues from contracts to provide technical expertise to U.S. Government agencies and defense contractors. Contracts with U.S. Government agencies typically provide that such contracts are terminable at the convenience of the U.S. Government. If the U.S. Government terminated a contract on this basis, we would be entitled to receive payment for our allowable costs and, in general, a proportionate share of our fee or profit for work actually performed. Most U.S. Government contracts are also subject to modification or termination in the event of changes in funding. As such, we may perform work prior to formal authorization, or the contract prices may be adjusted for changes in scope of work. Termination or modification of a substantial number of our U.S. Government contracts could have a material adverse effect on our business, financial condition and results of operations.

     We perform work for various U.S. Government agencies and departments pursuant to fixed-price, cost-plus fixed fee and time-and-material, prime contracts and subcontracts. Approximately 70% of the revenue that we derived from Government contracts for the year ended December 31, 2008 came from fixed-price or time-and-material contracts. The balance of the revenue that we derived from Government contracts in 2008 primarily came from cost-plus fixed fee contracts. Most of our contracts are for one-year to five-year terms.

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

     There are several suppliers who offer hospitality management systems similar to ours. Some of these competitors are larger than PAR and have access to substantially greater financial and other resources and, consequently, may be able to obtain more favorable terms than we can for components and subassemblies incorporated into these hospitality technology products. The rapid rate of technological change in the Hospitality industry makes it likely that we will face competition from new products designed by companies not currently competing with us. These new products may have features not currently available on our Hospitality products. We believe that our competitive ability depends on our total solution offering, our experience in the industry, our product development and systems integration capability, our direct sales force and our customer service organization. There is no assurance, however, that we will be able to compete effectively in the hospitality technology market in the future.

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

     For the fiscal years ended December 31, 2008, 2007 and 2006, our net revenues from sales outside the United States were 12%, 14% and 13%, respectively, of the Company's total revenues. We anticipate that international sales will continue to account for a significant portion of sales. We intend to continue to expand our operations outside the United States and to enter additional international markets, which will require significant management attention and financial resources. Our operating results are subject to the risks inherent in international sales, including, but not limited to, regulatory requirements, political and economic changes and disruptions, geopolitical disputes and war, transportation delays, difficulties in staffing and managing foreign sales operations, and potentially adverse tax consequences. In addition, fluctuations in exchange rates may render our products less competitive relative to local product offerings, or could result in foreign exchange losses, depending upon the currency in which we sell our products. There can be no assurance that these factors will not have a material adverse affect on our future international sales and, consequently, on our operating results.

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

A SIGNIFICANT PORTION OF OUR TOTAL ASSETS CONSISTS OF GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS, WHICH ARE SUBJECT TO A PERIODIC IMPAIRMENT ANALYSIS AND A SIGNIFICANT IMPAIRMENT DETERMINATION IN ANY FUTURE PERIOD, COULD HAVE AN ADVERSE EFFECT ON OUR RESULTS OF OPERATIONS EVEN WITHOUT A SIGNIFICANT LOSS OF REVENUE OR INCREASE IN CASH EXPENSES ATTRIBUTABLE TO SUCH PERIOD.

     We have goodwill and identifiable intangible assets at December 31, 2008 totaling approximately $25.7 million and $8.3 million, respectively, resulting primarily from several business acquisitions. Pursuant to FASB Statement No. 142, Goodwill and Other Intangible Assets, the Company tests goodwill for impairment annually or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We describe the impairment testing process more thoroughly in our Annual Report on Form 10-K in Item 7 under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations -Critical Accounting Policies." If we determine that the impairment has occurred at any point in time, we will be required to reduce goodwill on our balance sheet. As of December 31, 2008, our balance sheet reflected a carrying amount of approximately $25.7 million in goodwill.

ECONOMIC CONDITIONS AND THE VOLATILITY IN THE FINANCIAL MARKETS COULD HAVE A MATERIAL ADVERSE EFFECT ON THE COMPANY'S BUSINESS, FINANCIAL CONDITION AND/OR RESULTS OF OPERATIONS OR ON THE FINANCIAL CONDITION OF ITS CUSTOMERS AND SUPPLIERS.

     The economic conditions in late 2008 and early 2009 and the volatility in the financial markets in late 2008 and early 2009, both in the U.S. and in many other countries where the Company operates, have contributed and may continue to contribute to higher unemployment levels, decreased consumer spending, reduced credit availability and/or declining business and consumer confidence. Such conditions could have an impact on consumer purchases and/or retail customer purchases of the Company's products, which could result in a reduction of sales, operating income and cash flows. This could have a material adverse effect on the Company's business, financial condition and/or results of operations. Additionally, disruptions in the credit and other financial markets and economic conditions could, among other things, impair the financial condition of one or more of the Company's customers or suppliers, thereby increasing the risk of customer bad debts or non-performance by suppliers.

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

                                     PART II

Item 5: Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

     The Company's Common Stock, par value $.02 per share, trades on the New York Stock Exchange (NYSE symbol - PTC). At December 31, 2008, there were approximately 456 owners of record of the Company's Common Stock, plus those owners whose stock certificates are held by brokers.

     The following table shows the high and low stock prices for the two years ended December 31, 2008 as reported by New York Stock Exchange:

                                 2008                          2007
                       -------------------------      ------------------------
   Period                 Low             High           Low            High
------------------     ---------       ---------      ---------      ---------

First Quarter          $   5.57        $   8.25       $   8.31       $   10.18
Second Quarter         $   6.18        $   9.79       $   8.26       $   10.87
Third Quarter          $   6.02        $   8.75       $   7.62       $    8.90
Fourth Quarter         $   2.75        $   7.44       $   6.81       $    8.99

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


                                                            Year ended December 31,
                                    -----------------------------------------------------------------------
                                          2008          2007           2006          2005         2004
                                    -----------------------------------------------------------------------
Net revenues ....................   $   232,687    $   209,484    $   208,667    $   205,639    $   174,884

Cost of sales ...................   $   175,237    $   157,576    $   153,158    $   150,053    $   137,738

Gross margin ....................   $    57,450    $    51,908    $    55,509    $    55,586    $    37,146

Selling, general & administrative   $    36,790    $    37,517    $    33,440    $    30,867    $    22,106

(Provision) benefit
  for income taxes ..............   $    (1,358)   $     1,497    $    (3,146)   $    (5,358)   $    (3,729)

Net income (loss) ...............   $     2,217    $    (2,708)   $     5,721    $     9,432    $     5,635

Basic earnings (loss) per share .   $       .15    $      (.19)   $       .40    $       .68    $       .43

Diluted earnings (loss) per share   $       .15    $      (.19)   $       .39    $       .64    $       .41


     The selected consolidated financial statement data summarized above is reflective of certain business acquisitions, as discussed in Note 2, and reflects the adoption of accounting pronouncements, as discussed in Note 1, to the Consolidated Financial Statements.


                    SELECTED CONSOLIDATED BALANCE SHEET DATA
                                 (In thousands)

                                            December 31,
                        ----------------------------------------------------
                           2008       2007      2006       2005       2004
                        ----------------------------------------------------

Current assets ......   $110,038   $ 97,879   $ 95,453   $ 84,492   $ 77,696
Current liabilities .   $ 59,969   $ 52,284   $ 46,473   $ 43,661   $ 45,159
Total assets ........   $153,988   $146,518   $142,258   $125,149   $111,752
Long-term debt ......   $  5,852   $  6,932   $  7,708   $  1,948   $  2,005
Shareholders' equity    $ 86,257   $ 84,987   $ 86,083   $ 78,492   $ 63,574

     The selected consolidated financial statement data summarized above is reflective of certain business acquisitions, as discussed in Note 2 to the Consolidated Financial Statements.

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

Overview

     PAR continues to be a leading provider of hospitality technology solutions that feature software, hardware and professional/lifecycle support services to several industries including: restaurants, hotels/resorts/spas, cruise lines, movie theatres, theme parks and specialty retailers. The Company also provides the Federal Government, and its agencies, applied technology and technical outsourcing services primarily with the Department of Defense.

     The Company's hospitality technology products are used in a variety of applications by thousands of customers. The Company faces competition in all of its markets (restaurants, hotels, etc.) and competes primarily on the basis of product design/features/functions, product quality/reliability, price, customer service, and delivery capability. Recently, the trend in the hospitality industry has been to reduce the number of approved vendors in a specific concept to companies that have global capabilities in sales, service and deployment, can achieve quality and delivery standards, have multiple product offerings, R&D capability, and can be competitive with their pricing. PAR's global reach as a technology provider to hospitality customers is an important competitive advantage as it allows the Company to provide innovative solutions, with significant global deployment capability, to its multinational customers like McDonald's, Yum! Brands, CKE Restaurants and the Mandarin Oriental Hotel Group. PAR's strategy is to provide totally integrated technology systems and services with a high level of customer service in the markets in which it competes. The Company conducts its research and development efforts to create innovative technology that meets and exceeds our customers' requirements and also has high probability for broader market appeal and success. PAR's business model focuses upon operating efficiencies and controlling costs. This is achieved through investment in modern production technologies, and by managing purchasing processes and functions.

     The Company executes an internal investment strategy in three distinct areas of its Hospitality segment. First, the Company makes significant investments in its development of next generation software. Second, the Company concentrates on building a more robust, further reaching distribution channel. Third, as the Company's customers expand in international markets, PAR has been creating an international infrastructure, initially focusing on the Asia/Pacific rim due to the new restaurant growth and concentration of PAR's customers in that region.

     Approximately 32% of the Company's revenues are generated in our Government Business segment. This segment is comprised of two subsidiaries: PAR Government Systems Corporation and Rome Research Corporation. Through these government contractors, the Company provides IT and communications support services to the U.S. Navy, Air Force and Army. PAR also offers its services to several non-military U.S. federal, state and local agencies by providing applied technology services including radar, image and signal processing, logistics management systems, and geospatial services and products. The Company's Government performance rating allows the Company to consistently win add-on and renewal business, and build long-term client-vendor relationships. PAR can provide its clients the technical expertise necessary to operate and maintain complex technology systems utilized by government agencies.

     The Company will continue to leverage its core technical capabilities and performance into related technical areas and an expanding customer base. The Company will seek to accelerate this growth through strategic acquisitions of businesses that broaden the Company's technology and/or business base.

Summary

     The Company believes it is and can continue to be successful in its two core business segments -Hospitality and Government- due to its capabilities and industry expertise. The majority of the Company's business is in the quick-serve restaurant sector of the hospitality market. In regards to the current economic landscape, PAR believes that this sector will remain strong during this period of uncertainty. This is a direct reflection of the value and convenience PAR's large quick-service customers can and do provide.

     The smaller sectors of the Company's Hospitality segment are its hotel, resort and spa customers as well as its distribution channel which targets smaller independent restaurants. These sectors are being impacted by the current economic uncertainty and, as a result, are experiencing a smaller rate of growth than the Company's quick-service restaurant sector.

     It has been the Company's experience that their Government I/T business is resistant to economic cycles including reductions in the Federal defense budgets. Clearly PAR's I/T outsourcing business focuses on cost-effective operations of technology and telecommunication facilities which must function independent of economic cycles. Additionally, it is the Company's experience that its Government research and development spending has only fluctuated modestly during times of military cutbacks.

Results of Operations  --  2008 Compared to 2007

     The Company reported revenues of $232.7 million for the year ended December 31, 2008, an increase of 11% from the $209.5 million reported for the year ended December 31, 2007. The Company's net income for the year ended December 31, 2008 was $2.2 million, or $.15 diluted net earnings per share, compared to a net loss of $2.7 million and $.19 diluted net loss per share for the same period in 2007.

     Product revenues from the Company's Hospitality segment were $81.8 million for the year ended December 31, 2008, an increase of 6% from the $77.1 million recorded in 2007. This was primarily due to a $7.2 million increase in domestic product sales. The Company recorded increased revenues to several major accounts including Yum! Brands, Catalina, CKE and McDonald's. This increase was partially offset by a $2.5 million decline in international revenue. This decrease was primarily due to the timing of sales to McDonald's in certain regions.

         Customer service revenues are also generated by the Company's Hospitality segment. The Company's service offerings include installation, software maintenance, training, twenty-four hour help desk support and various depot and on-site service options. Customer service revenues were $75.4 million for the year ended December 31, 2008, a 12% increase from $67.4 million reported for the same period in 2007. Approximately $3.3 million of this growth was related to a major service initiative with a large restaurant customer. Also contributing to the growth was an increase in professional service and software maintenance contracts.

     Contract revenues from the Company's Government segment were $75.5 million for the year ended December 31, 2008, an increase of 16% when compared to the $65 million recorded in the same period in 2007. The primary factor contributing to the growth was a $7.4 million increase in revenue from the Company's information technology outsourcing contracts for facility operations at critical U.S. Department of Defense telecommunication sites across the globe. These outsourcing operations provided by the Company directly support U.S. Navy, Air Force and Army operations as they seek to convert their military information technology communications facilities into contractor-run operations and to meet new requirements with contractor support.

     Product margins for the year ended December 31, 2008 were 39.5%, a decrease of 130 basis points from the 40.8% for the year ended December 31, 2007. This decline is primarily due to lower margins realized on a special initiative with a major restaurant customer involving third party peripheral devices. Also, contributing to the decrease was a shift in product mix, and a stronger dollar.

     Customer Service margins were 27.9% for the year ended December 31, 2008 compared to 24.2% for the same period in 2007. This increase was primarily due to increases in professional services and software maintenance revenues, a special initiative with a major customer and costs reductions made during 2008.

     Contract margins were 5.5% for the year ended December 31, 2008 versus 6.4% for the same period in 2007. The decrease was attributable to start up costs incurred in 2008 on a new Information Technology outsourcing contract with the Department of Defense. The most significant components of contract costs in 2008 and 2007 were labor and fringe benefits. For 2008, labor and fringe benefits were $53.7 million or 75% of contract costs compared to $48.4 million or 79% of contract costs for the same period in 2007.

     Selling, general and administrative expenses are virtually all related to the Company's Hospitality segment. Selling, general and administrative expenses for the year ended December 31, 2008 were $36.8 million, a decrease of 2% from the $37.5 million expense for the same period in 2007. The decrease was primarily due to a decline in bad debt expense and certain cost reductions. This was partially offset by the Company's continued investment into expanding its distribution channels.

     Research and development expenses relate primarily to the Company's Hospitality segment. Research and development expenses were $15.3 million for the year ended December 31, 2008, a decrease of 11% from the $17.2 million recorded in 2007. This decline was primarily attributable to cost reductions achieved in outsourcing through strategic relationships.

     Amortization of identifiable intangible assets was $1.5 million for the year ended December 31, 2008 compared to $1.6 million for 2007. This decrease was due to certain intangible assets becoming fully amortized in 2008.

     Other income, net, was $921,000 for the year ended December 31, 2008 compared to $1.2 million for the same period in 2007. Other income primarily includes rental income and foreign currency gains and losses. The decrease is primarily due to a decline in foreign currency gains in 2008 compared to 2007.

     Interest expense represents interest charged on the Company's short-term borrowing requirements from banks and from long-term debt. Interest expense was $1.2 million for the year ended December 31, 2008 as compared to $1.1 million in 2007. The Company experienced higher average borrowings in 2008 when compared to 2007. The Company also recognized an increase in interest expense related to its interest rate swap agreement that was entered into in September 2007. This was partially offset by a lower borrowing interest rate in 2008 compared to 2007.

     For the year ended December 31, 2008, the Company's effective income tax rate was 38%, compared to a benefit of 35.6% in 2007. The variance from the federal statutory rate in 2008 was primarily due to the state income taxes and various nondeductible expenses partially offset by the research and experimental tax credit. The variance from the federal statutory rate in 2007 was primarily due to the state income tax benefits resulting from the pretax loss and certain tax credits, offset by various nondeductible expenses which decreased the tax benefit.

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


Liquidity and Capital Resources

     The Company's primary sources of liquidity have been cash flow from operations and lines of credit with various banks. Cash used in operations was $2.3 million for the year ended December 31, 2008 compared to cash provided by operations of $8.7 million for 2007. In 2008, cash was impacted primarily by the growth in accounts receivable and inventory. This was partially offset by an increase in customer deposits. In 2007, cash was generated through the timing of payments to vendors and the timing of customer payments on annual service contracts. This was partially offset by a growth in inventory.

     Cash used in investing activities was $424,000 for the year ended December 31, 2008 versus $3.5 million for the same period in 2007. In 2008, capital expenditures were $1 million and were primarily for manufacturing and computer equipment. Capitalized software costs relating to software development of Hospitality segment products were $797,000 in 2008. In 2008, the Company also received $1.6 million from the voluntary conversion of a Company-owned life insurance policy. The amount paid as a contingent purchase price under prior years' acquisitions totaled $156,000 in 2008. In 2007, capital expenditures were $2 million and were principally for manufacturing and research and development equipment. Capitalized software costs relating to software development of Hospitality segment products were $1.2 million in 2007. The amount paid as a contingent purchase price under prior years' acquisitions totaled $278,000 in 2007.

     Cash provided by financing activities was $6.1 million for the year ended December 31, 2008 versus cash used of $5.3 million in 2007. In 2008, the Company increased its short-term borrowings by $6.3 million and decreased its long-term debt by $773,000. The Company also benefited $529,000 from the exercise of employee stock options. In 2007, the Company reduced its short-term bank borrowings by $5.2 million and decreased its long-term debt by $244,000. The Company also benefited $203,000 from the exercise of employee stock options.

     In June 2008, the Company executed a new credit agreement with a bank replacing its existing agreement. Under this agreement, the Company has a borrowing availability up to $20,000,000 in the form of a line of credit. This agreement allows the Company, at its option, to borrow funds at the LIBOR rate plus the applicable interest rate spread (2.4% to 2.9% at December 31, 2008) or at the bank's prime lending rate plus the applicable interest rate spread (3.25% at December 31, 2008). This agreement expires in June 2011. At December 31, 2008, there was $8,800,000 outstanding under this agreement. The weighted average interest rate paid by the Company was 4.9% during 2008. This agreement contains certain loan covenants including leverage and fixed charge coverage ratios. The Company is in compliance with these covenants at December 31, 2008. This credit facility is secured by certain assets of the Company.

     In 2006, the Company borrowed $6,000,000 under an unsecured term loan agreement, executed as an amendment to one of its then bank line of credit agreements, in connection with the asset acquisition of SIVA Corporation. The loan provides for interest only payments in the first year and escalating principal payments through 2012. The loan bears interest at the LIBOR rate plus the applicable interest rate spread or at the bank's prime lending rate plus the applicable interest rate spread (2.4% at December 31, 2008). The terms and conditions of the line of credit agreement described in the preceding paragraph also apply to the term loan.

     In September 2007, the Company entered into an interest rate swap agreement associated with the above $6,000,000 loan, with principal and interest payments due through August 2012. At December 31, 2008, the notional principal amount totaled $5,175,000. This instrument was utilized by the Company to minimize significant unplanned fluctuations in earnings and cash flows caused by interest rate volatility. The Company did not adopt hedge accounting under the provision of FASB Statement No 133, Accounting for Derivative Instruments and Hedging
Activities, but rather records the fair market value adjustments through the consolidated statements of operations each period. The associated fair value adjustment within the consolidated statements of operations for the years ended December 31, 2008 and 2007, was $234,000 and $154,000, respectively, and is recorded as additional interest expense.

     The Company has a $1,757,000 mortgage collateralized by certain real estate. The annual mortgage payment including interest totals $226,000. The mortgage bears interest at a fixed rate of 7% and matures in 2010. The Company also leases office space in several locations for varying terms.

     The Company's future principal payments under its term loan, mortgage and office leases are as follows (in thousands):


                            Less Than             3 - 5   More than
                    Total     1 Year  1-3 Years   Years   5 Years
                  --------  --------  --------  --------- --------


Long-term debt    $ 6,931   $ 1,079   $ 4,503   $ 1,349   $  --
obligations


Operating lease     6,224     2,158     2,054       902     1,110
                  -------   -------   -------   -------   -------


Total .........   $13,155   $ 3,237   $ 6,557   $ 2,251   $ 1,110
                  =======   =======   =======   =======   =======


     During fiscal year 2009, the Company anticipates that its capital requirements will be approximately $1 to 2 million. The Company does not usually enter into long term contracts with its major Hospitality segment customers. The Company commits to purchasing inventory from its suppliers based on a combination of internal forecasts and the actual orders from customers. This process, along with good relations with suppliers, minimizes the working capital investment required by the Company. Although the Company lists two major customers, McDonald's and Yum! Brands, it sells to hundreds of individual franchisees of these corporations, each of which is individually responsible for its own debts. These broadly made sales substantially reduce the impact on the Company's liquidity if one individual franchisee reduces the volume of its purchases from the Company in a given year. The Company, based on internal forecasts, believes its existing cash, line of credit facilities and its anticipated operating cash flow will be sufficient to meet its cash requirements through at least the next twelve months. However, the Company may be required, or could elect, to seek additional funding prior to that time. The Company's future capital requirements will depend on many factors including its rate of revenue growth, the timing and extent of spending to support product development efforts, expansion of sales and marketing, the timing of introductions of new products and enhancements to existing products, and market acceptance of its products. The Company cannot assure that additional equity or debt financing will be available on acceptable terms or at all. The Company's sources of liquidity beyond twelve months, in management's opinion, will be its cash balances on hand at that time, funds provided by operations, funds available through its lines of credit and the long-term credit facilities that it can arrange.

Critical Accounting Policies

     The Company's consolidated financial statements are based on the application of U.S. generally accepted accounting principles (GAAP). GAAP requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. The Company believes its use of estimates and underlying accounting assumptions adhere to GAAP and are consistently applied. Valuations based on estimates are reviewed for reasonableness and adequacy on a consistent basis throughout the Company. Primary areas where financial information of the Company is subject to the use of estimates, assumptions and the application of judgment include revenue recognition, accounts receivable, inventories, goodwill and intangible assets, and taxes.

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

Goodwill

     The Company tests goodwill for impairment on an annual basis, or more often if events or circumstances indicate there may be impairment. The Company operates in two core business segments, Hospitality and Government. Goodwill impairment testing is performed at the sub-segment level (referred to as a reporting unit). The three reporting units utilized by the Company are:
Restaurant, Hotel/Spa, and Government. Goodwill is assigned to reporting units at the date the goodwill is initially recorded. Once goodwill has been assigned to reporting units, it no longer retains its association with a particular acquisition, and all of the activities within a reporting unit, whether acquired or organically grown, are available to support the value of the goodwill.

     Pursuant to FASB Statement No. 142, Goodwill and Other Intangible Assets, goodwill impairment analysis is a two-step test. The first step, used to identify potential impairment, involves comparing each reporting unit's fair value to its carrying value including goodwill. If the fair value of a reporting unit exceeds its carrying value, applicable goodwill is considered not to be impaired. If the carrying value exceeds fair value, there is an indication of impairment at which time a second step would be performed to measure the amount of impairment. The second step involves calculating an implied fair value of goodwill for each reporting unit for which the first step indicated impairment.

     The Company  utilizes  three  methodologies  in performing  their  goodwill impairment test for each reporting unit. These methodologies include both an income approach, namely a discounted cash flow method, and two market approaches, namely the guideline public company method and quoted price method. The discounted cash flow method was weighted 80% in the fair value calculation, while the public company method and quoted price method were weighted each 10% of the fair value calculation.

     The discounted cash flow method derives a value by determining the present value of a projected level of income stream, including a terminal value. This method involves the present value of a series of estimated future benefits at the valuation date by the application of a discount rate, one which a prudent investor would require before making an investment in the equity of the company. The Company considered this method to be most reflective of a market participant's view of fair value given the current market conditions as it is based on the Company's forecasted results and, therefore, established its weighting at 80% of the fair value calculation.

     Key assumptions within the Company's discounted cash flow model include financial projections, long term growth rate ranging from 5% to 10% depending on the reporting unit, and a discount rate of 18%. As stated above, as this method derives value from the present value of a projected level of income stream, a modification to the projected operating results could impact the fair value. A change to the long term growth rate could impact the fair value. The present value of the cash flows is determined using a discount rate that was based on the capital structure and capital costs of comparable public companies as identified by the Company. A change to the discount rate could impact the fair value determination.

     The market approach is a general way of determining a value indication of a business, business ownership interest, security or intangible asset by using one or more methods that compare the subject to similar businesses, business ownership interests, securities or intangible assets that have been sold. There are two methodologies considered under the market approach: the public company method and the quoted price method.

     The public company method and quoted price methods of appraisal are based on the premise that pricing multiples of publicly traded companies can be used as a tool to be applied in valuing closely held companies. The mechanics of the method require the use of the stock price in conjunction with other factors to create a pricing multiple that can be used, with certain adjustments, to apply against the subject's similar factor to determine an estimate of value for the subject company. The Company considered these methods appropriate as they provide an indication of fair value as supported by current market conditions. The Company established its weighting at 10% of the fair value calculation for each method.

     The most critical assumption underlying the market approaches utilized by the Company are the comparable companies utilized. Each market approach described above estimates revenue and earnings multiples for the Company based on its comparables. As such, a change to the comparable companies could have an impact on the fair value determination.

     The valuation methodologies used in the current year are substantially the same as those used in the prior year with the exception of the utilization of the quoted price method in fiscal 2008 and concurrent elimination of the merger and acquisition method, which was used in fiscal 2007. As part of the Company's determination of appropriate valuation methods to be used, the Company concluded that there was not sufficient data including current and relevant transactions to appropriately serve as a basis for utilizing the merger and acquisition method. However, the Company determined it prudent to continue to utilize a market approach as part of their valuation and therefore selected the quoted price method as the more appropriate method to replace the merger and acquisition method. The weightings applied to each method are unchanged from those utilized in fiscal year 2007 except that 10% of the fair value calculation was applied to the quoted price method in fiscal 2008 and no value was derived from the merger and acquisition method.

     Although the Company's market capitalization was less than its book value at December 31, 2008 indicating a potential devaluation of the Company's assets, the Company has determined that no triggering event occurred as of December 31, 2008 after considering the following factors:

     o Although in general the economy was experiencing a downturn, the primary markets in which the Company does business did not appear to be experiencing a downturn commensurate with the overall economy

     o    The Company's operating results have improved throughout 2008:

          o Actual operating performance of its major customers, as well as the business outlook that such customers were providing to their investors;

          o Current overall order volume was in excess of order volume over the same period of the previous fiscal quarter;

          o The Company has been involved in negotiations with new customers relative to potential hardware upgrades to a large number of their restaurants;

     The Company has qualitatively reconciled the aggregate estimated fair value of the reporting units to the market capitalization of the consolidated Company including a traditional control premium.

     The economic conditions in late 2008 and early 2009 and the volatility in the financial markets in late 2008 and early 2009, both in the U.S. and in many other countries where the Company operates, have contributed and may continue to contribute to higher unemployment levels, decreased consumer spending, reduced credit availability and/or declining business and consumer confidence. Such conditions could have an impact on the markets in which the Company's customers operate, which could result in a reduction of sales, operating income and cash flows. Reductions in these results or changes in the factors described in the preceding paragraph could have a material adverse impact on the underlying estimates used in deriving the fair value of the Company's reporting units used in support of its annual goodwill impairment test or could result in a triggering event requiring a fair value remeasurement. This remeasurement may result in an impairment charge in future periods.

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

New Accounting Pronouncements Not Yet Adopted

     See Note 1 to the Consolidated  Financial  Statements included in, Part IV,
Item 15 of this Report for details of New Accounting Pronouncements Not Yet Adopted.

Off-Balance Sheet Arrangements

     The Company did not have any off-balance sheet arrangements.


Item 7A. Quantitative and Qualitative Disclosures about Market Risk

INFLATION

     Inflation had little effect on revenues and related costs during 2008. Management anticipates that margins will be maintained at acceptable levels to minimize the affects of inflation, if any.

INTEREST RATES

     As of December 31, 2008, the Company has $4.2 million in variable long-term debt and $9.8 million in variable short-term debt. The Company believes that an adverse change in interest rates of 100 basis points would not have a material impact on our business, financial condition, results of operations or cash flows.

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

Item 8: Financial Statements and Supplementary Data

     The Company's 2008 consolidated financial statements, together with the reports thereon of KPMG LLP dated March 16, 2009, are included elsewhere herein. See Item 15 for a list of Financial Statements.

Item 9A: Controls and Procedures

     1. Evaluation of Disclosure Controls and Procedures.

     Based on an evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2008, the end of the period covered by this Annual Report on Form 10-K (the "Evaluation Date"), conducted under the supervision of and with the participation of the Company's chief executive officer and chief financial officer, such officers have concluded that the Company's disclosure controls and procedures, which are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, are effective as of the Evaluation Date.

     2. Management's Report on Internal Control over Financial Reporting.

     PAR's management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. The Company's internal control system has been designed to provide reasonable assurance to management and the Board of Directors regarding the preparation and fair presentation of published financial statements in accordance with U.S. generally accepted accounting principles.

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

     PAR's management, under the supervision of and with the participation of the Company's chief executive officer and chief financial officer, assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission
(COSO) based on the framework in Internal Control - Integrated Framework. Based on its assessment, based on those criteria, management believes that as of December 31, 2008, the Company's internal control over financial reporting was effective.

     3. Attestation Report of Independent Registered Public Accounting Firm.

     The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by KPMG LLP, our independent registered public accounting firm. KPMG LLP's related report is included within Item 15 of this Form 10-K.


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

                                    PART III

Item 10:  Directors, Executive Officers and Corporate Governance

     The information required by this item will appear under the caption "Directors, Executive Officers and Corporate Governance" in our 2009 definitive proxy statement for the annual meeting of stockholders in May 2009 and is incorporated herein by reference.

Item 11: Executive Compensation

     The information required by this item will appear under the caption "Executive Compensation" in our 2009 definitive proxy statement for the annual meeting of stockholders in May 2009 and is incorporated herein by reference.

Item 12:  Security  Ownership of Certain  Beneficial  Owners and  Management and
           Related Stockholder Matters

     The information required by this item will appear under the caption "Security Ownership of Management and Certain Beneficial Owners" in our 2009 definitive proxy statement for the annual meeting of stockholders in May 2009 and is incorporated herein by reference.

Item 13:  Certain   Relationships   and  Related   Transactions,   and  Director
           Independence

     The information required by this item will appear under the caption "Executive Compensation" in our 2009 definitive proxy statement for the annual meeting of stockholders in May 2009 and is incorporated herein by reference.

Item 14: Principal Accounting Fees and Services

     The response to this item will appear under the caption "Principal Accounting Fees and Services" in our 2009 definitive proxy statement for the annual meeting of stockholders in May 2009 and is incorporated herein by reference.

                                     PART IV

Item 15:  Exhibits, Financial Statement Schedules

(a)  Documents filed as a part of the Form 10-K

              Financial Statements:
              ---------------------

              Report of Independent Registered Public Accounting Firm

              Consolidated Balance Sheets at December 31, 2008 and 2007

              Consolidated Statements of Operations for the three years ended December 31, 2008

              Consolidated Statements of Comprehensive Income (Loss) for the three years ended December 31, 2008

              Consolidated Statements of Changes in Shareholders' Equity for the three years ended December 31, 2008

              Consolidated Statements of Cash Flows for the three years ended December 31, 2008

              Notes to Consolidated Financial Statements


(b)    Exhibits
       See list of exhibits.

             Report of Independent Registered Public Accounting Firm


The Board of Directors and Shareholders
PAR Technology Corporation:


We have audited the consolidated financial statements of PAR Technology Corporation as of December 31, 2008 and 2007 and for each of the years in the three-year period ended December 31, 2008, as listed in the accompanying index. We also have audited PAR Technology Corporation's internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). PAR Technology's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PAR Technology Corporation as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also in our opinion, PAR Technology Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.



KPMG LLP

Syracuse, New York
March 16, 2009

                           PAR TECHNOLOGY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                               December 31,
                                                         ----------------------
                                                            2008          2007
                                                         ---------    ---------
Assets
Current assets:
     Cash and cash equivalents .......................   $   6,227    $   4,431
     Accounts receivable-net .........................      53,582       43,608
     Inventories-net .................................      41,132       40,319
     Income tax refunds ..............................         208          521
     Deferred income taxes ...........................       5,301        5,630
     Other current assets ............................       3,588        3,370
                                                         ---------    ---------
         Total current assets ........................     110,038       97,879
Property, plant and equipment - net ..................       6,879        7,669
Deferred income taxes ................................       1,525          503
Goodwill .............................................      25,684       26,998
Intangible assets - net ..............................       8,251        9,899
Other assets .........................................       1,611        3,570
                                                         ---------    ---------
           Total Assets ..............................   $ 153,988    $ 146,518
                                                         =========    =========
Liabilities and Shareholders' Equity
Current liabilities:
     Current portion of long-term debt ...............   $   1,079    $     772
     Borrowings under lines of credit ................       8,800        2,500
     Accounts payable ................................      15,293       16,978
     Accrued salaries and benefits ...................       8,360        9,919
     Accrued expenses ................................       3,962        3,860
     Customer deposits ...............................       6,157        3,898
     Deferred service revenue ........................      16,318       14,357
                                                         ---------    ---------
         Total current liabilities ...................      59,969       52,284
                                                         ---------    ---------
Long-term debt .......................................       5,852        6,932
                                                         ---------    ---------
Other long-term liabilities ..........................       1,910        2,315
                                                         ---------    ---------
Shareholders' Equity:
     Preferred stock, $.02 par value,
       1,000,000 shares authorized ...................        --            --
     Common stock, $.02 par value,
       29,000,000 shares authorized;
       16,189,718 and 16,047,818 shares issued;
       14,536,963 and 14,395,063 outstanding .........         324          321
     Capital in excess of par value ..................      40,173       39,252
     Retained earnings ...............................      52,668       50,451
     Accumulated other comprehensive income (loss) ...      (1,399)         472
     Treasury stock, at cost, 1,652,755 shares .......      (5,509)      (5,509)
                                                         ---------    ---------
         Total shareholders' equity ..................      86,257       84,987
                                                         ---------    ---------
          Total Liabilities and Shareholders' Equity .   $ 153,988    $ 146,518
                                                         =========    =========

See accompanying notes to consolidated financial statements


                           PAR TECHNOLOGY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)


                                                                         Year ended December 31,
                                                        -------------------------------------------------------
                                                               2008               2007                 2006
                                                        ----------------    ---------------     ---------------
Net revenues:
     Product ......................................     $       81,763      $       77,116      $       83,237
     Service ......................................             75,430              67,370              61,979
     Contract .....................................             75,494              64,998              63,451
                                                        --------------      --------------      --------------

                                                               232,687             209,484             208,667
                                                        --------------      --------------      --------------
Costs of sales:
     Product ......................................             49,440              45,635              47,925
     Service ......................................             54,421              51,078              46,338
     Contract .....................................             71,376              60,863              58,895
                                                        --------------      --------------      --------------

                                                               175,237             157,576             153,158
                                                        --------------      --------------      --------------

           Gross margin ...........................             57,450              51,908              55,509
                                                        --------------      --------------      --------------
 Operating expenses:
     Selling, general and administrative ..........             36,790              37,517              33,440
     Research and development .....................             15,295              17,155              11,802
     Amortization of identifiable intangible assets              1,535               1,572               1,283
                                                        --------------      --------------      --------------

                                                                53,620              56,244              46,525
                                                        --------------      --------------      --------------

Operating income (loss) ...........................              3,830              (4,336)              8,984
Other income, net .................................                921               1,227                 617
Interest expense ..................................             (1,176)             (1,096)               (734)
                                                        --------------      --------------      --------------

Income (loss) before provision for income taxes ...              3,575              (4,205)              8,867
(Provision) benefit for income taxes ..............             (1,358)              1,497              (3,146)
                                                        --------------      --------------      --------------
Net income (loss)
                                                        $        2,217      $       (2,708)     $        5,721
                                                        ==============      ==============      ==============
Earnings (loss) per share

     Basic ........................................     $          .15      $         (.19)     $          .40
     Diluted ......................................     $          .15      $         (.19)     $          .39

Weighted average shares outstanding

     Basic ........................................             14,421              14,345              14,193
                                                        ==============      ==============      ==============
     Diluted ......................................             14,761              14,345              14,752
                                                        ==============      ==============      ==============






See accompanying notes to consolidated financial statements


                           PAR TECHNOLOGY CORPORATION
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (in thousands)


                                                                         Year ended December 31,
                                                        -------------------------------------------------------
                                                               2008               2007                 2006
                                                        ----------------    ---------------     ---------------
Net income (loss) .................................     $        2,217      $       (2,708)     $        5,721
Other comprehensive income (loss), net of tax:
     Foreign currency translation adjustments .....             (1,871)                961                 122
                                                        --------------      --------------      --------------

Comprehensive income (loss) .......................     $          346      $       (1,747)     $        5,843
                                                        ==============      ==============      ==============

































See accompanying notes to consolidated financial statements



                           PAR TECHNOLOGY CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                     Accumulated
                                                            Capital in                  Other                              Total
                                         Common Stock        excess of    Retained    Comprehensive  Treasury Stock   Shareholders'
                                         ------------                                                ---------------  -------------
(in thousands)                      Shares        Amount     Par Value    Earnings   Income (Loss)   Shares    Amount     Equity
                                    ------        ------     ---------    --------   ------------    ------    ------     ------

Balances at
   December 31, 2005                  15,915    $   318      $  37,271   $  47,442   $      (611)     (1,778) $ (5,928)  $  78,492

Net income                                                                   5,721                                           5,721
Issuance of common stock upon the
  exercise of stock options,
  net of tax benefit of $173              47          2            350                                                         352
Issuance of treasury stock for
    business acquisition                                           647                                   125       419       1,066
Issuance of restricted stock awards       18
Cash in lieu of fractional shares on
  stock split                                                                   (4)                                             (4)
Equity based compensation                                          334                                                         334
Translation adjustments, net of tax
  benefit of $86                                                                             122                               122
                                    --------    -------      ---------   ---------   -----------   ---------  --------   ---------
Balances at
   December 31, 2006                  15,980        320         38,602      53,159          (489)     (1,653)   (5,509)     86,083

Net loss                                                                    (2,708)                                         (2,708)
Issuance of common stock upon the
  exercise of stock options               58          1            202                                                         203
Issuance of restricted stock awards       10
Equity based compensation                                          448                                                         448
Translation adjustments, net of tax
  benefit of $564                                                                            961                               961
                                    --------    -------      ---------   ---------   -----------   ---------  --------   ---------
Balances at
   December 31, 2007                  16,048        321         39,252      50,451           472      (1,653)   (5,509)     84,987

Net income                                                                   2,217                                           2,217
Issuance of common stock upon the
  exercise of stock options               92          2            526                                                         528
Issuance of restricted stock awards       50          1                                                                          1
Equity based compensation                                          395                                                         395
Translation adjustments, net of tax
  benefit of $1,239                                                                       (1,871)                           (1,871)
                                    --------    -------      ---------   ---------   -----------   ---------  --------   ---------
Balances at
   December 31, 2008                  16,190    $   324      $  40,173   $  52,668   $    (1,399)     (1,653) $ (5,509)  $  86,257
                                    ========    =======      =========   =========   ===========   =========  ========   =========









See accompanying notes to consolidated financial statements

                           PAR TECHNOLOGY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                                                                          Year ended December 31,
                                                                             ----------------------------------------------------
                                                                                   2008               2007              2006
                                                                             -------------     ---------------    --------------
Cash flows from operating activities:
    Net income (loss)                                                             $    2,217        $   (2,708)         $   5,721
    Adjustments to reconcile net income (loss) to net cash
         provided by (used in) operating activities:
         Depreciation and amortization                                                 4,029             4,079              3,884
         Provision for bad debts                                                       1,052             3,034                849
         Provision for obsolete inventory                                              2,625             3,001              1,922
         Equity based compensation                                                       395               448                334
         Deferred income tax                                                             546            (2,211)               916
         Changes in operating assets and liabilities:
             Accounts receivable                                                     (11,026)              149             (6,846)
             Inventories                                                              (3,438)           (7,372)            (8,308)
             Income tax refunds                                                          313               582               (224)
             Other current assets                                                       (218)             (633)              (139)
             Other assets                                                                388              (729)              (754)
             Accounts payable                                                         (1,685)            4,603               (496)
             Accrued salaries and benefits                                            (1,559)            1,640             (1,446)
             Accrued expenses                                                            204             1,999               (491)
             Customer deposits                                                         2,259               242               (317)
             Deferred service revenue                                                  1,961             2,103                813
             Other long-term liabilities                                                (405)              436              1,032
                                                                                  ----------        ----------          ---------
               Net cash provided by (used in) operating activities                    (2,342)            8,663             (3,550)
                                                                                  ----------        ----------          ---------
Cash flows from investing activities:
    Capital expenditures                                                              (1,042)           (2,017)            (1,189)
    Capitalization of software costs                                                    (797)           (1,158)              (822)
    Business acquisitions, net of cash acquired                                            -                 -             (5,827)
    Contingent purchase price paid on prior year acquisitions                           (156)             (278)                 -
    Cash received from voluntary conversion of long-lived other assets                 1,571                 -                  -
                                                                                  ----------        ----------          ---------
                Net cash used in investing activities                                   (424)           (3,453)            (7,838)
                                                                                  ----------        ----------          ---------
Cash flows from financing activities:
    Net borrowings (payments) under line-of-credit agreements                          6,300            (5,213)             4,213
    Proceeds from long-term debt                                                           -                 -              6,000
    Payments of long-term debt                                                          (773)             (244)               (76)
    Proceeds from the exercise of stock options                                          488               203                179
    Excess tax benefit of stock option exercises                                          41                 -                173
    Cash dividend in lieu of fractional shares on stock split                              -                 -                 (4)
                                                                                  ----------        ----------          ---------
               Net cash provided by (used in) financing activities                     6,056            (5,254)            10,485
                                                                                  ----------        ----------          ---------
Effect of exchange rate changes on cash and cash equivalents                          (1,494)              202                194
                                                                                  ----------        ----------          ---------
Net increase (decrease) in cash and cash equivalents                                   1,796               158               (709)
Cash and cash equivalents at beginning of period                                       4,431             4,273              4,982
                                                                                  ----------        ----------          ---------
Cash and cash equivalents at end of period                                        $    6,227        $    4,431          $   4,273
                                                                                  ==========        ==========          =========
Supplemental disclosures of cash flow information:
Cash paid during the period for:
    Interest                                                                      $      873        $      963          $     687
    Income taxes, net of refunds                                                         508               104              2,237

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

Other income

     The components of other income for the three years ending December 31 are as follows:


                                                     Year ended December 31
                                                         (in thousands)
                                             -----------------------------------
                                                2008        2007           2006
                                             --------     ---------     --------
Foreign currency gains ...............        $  314        $  605        $   76
Rental income-net ....................           410           444           320
Other ................................           197           178           221
                                              ------        ------        ------
                                              $  921        $1,227        $  617
                                              ======        ======        ======


Identifiable intangible assets

     The Company capitalizes certain costs related to the development of computer software used in its Hospitality segment under the requirements of Statement of Financial Accounting Standards (SFAS) No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. Software development costs incurred prior to establishing technological feasibility are charged to operations and included in research and development costs. Software development costs incurred after establishing feasibility are capitalized and amortized on a product-by-product basis when the product is available for general release to customers. Annual amortization, charged to cost of sales, is computed using the straight-line method over the remaining estimated economic life of the product, generally three years. Amortization of capitalized software costs amounted to $662,000, $624,000 and $680,000 in 2008, 2007, and 2006,
respectively.

     The Company acquired identifiable intangible assets in connection with its acquisitions in prior years. Amortization of identifiable intangible assets amounted to $1,535,000 in 2008, $1,572,000 in 2007 and $1,283,000 in 2006. See
Note 2 for additional details.

     The components of identifiable intangible assets are:

                                                             December 31,
                                                            (in thousands)
                                                     ---------------------------
                                                        2008              2007
                                                     ---------         --------
Software costs .............................         $  6,843          $  7,475
Customer relationships .....................            4,401             4,506
Trademarks (non-amortizable) ...............            2,677             2,758
Other ......................................              577               613
                                                     --------          --------
                                                       14,498            15,352
Less accumulated amortization ..............           (6,247)           (5,453)
                                                     --------          --------
                                                     $  8,251          $  9,899
                                                     ========          ========


     The future amortization of these intangible assets is as follows (in thousands):


                        2009                 $  2,158
                        2010                    1,571
                        2011                    1,153
                        2012                      684
                        2013                        8
                                             --------
                                             $  5,574
                                             ========

     The Company has elected to test for impairment of identifiable intangible assets during the fourth quarter of its fiscal year. There was no impairment of identifiable intangible assets in 2008, 2007 and 2006.

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

Stock-based compensation

     Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123R Share-Based Payment (SFAS 123R) on a modified prospective basis. This standard requires the Company to measure the cost of employee services received in exchange for equity awards based on the grant date fair value of the awards. The cost is recognized as compensation expense over the vesting period of the awards. Total compensation expense included in operating expenses for 2008, 2007 and 2006 was $395,000, $448,000 and $334,000, respectively. Prior to adopting SFAS 123R on January 1, 2006, the Company's equity based employee compensation awards were accounted for under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.

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

     The  following  is  a   reconciliation   of  the  weighted  average  shares
outstanding for the basic and diluted EPS computations (in thousands, except share and per share data):

                                                       2008     2007      2006
                                                    --------  --------  -------

Net income (loss) ...............................   $  2,217  $ (2,708) $ 5,721
                                                    ========  ========  =======
Basic:
     Shares outstanding at beginning of year ....     14,372    14,310   14,137
     Weighted shares issued during the year .....         49        35       56
                                                    --------  --------  -------
     Weighted average common shares, basic ......     14,421    14,345   14,193
                                                    ========  ========  =======
          Earnings (loss) per common share, basic   $    .15  $   (.19) $   .40
                                                    ========  ========  =======
Diluted:
     Weighted average common shares, basic ......     14,421    14,345   14,193
     Weighted average shares issued
       during the year ..........................         65       --        --
     Dilutive impact of stock options and
       restricted stock awards ..................        275       --       559
                                                    --------  --------  -------
     Weighted average common shares, diluted ....     14,761    14,345   14,752
                                                    ========  ========  =======
     Earnings (loss) per common share, diluted ..   $    .15  $   (.19) $   .39
                                                    ========  ========  =======

     At December 31, 2008, there were 442,000 anti-dilutive stock options outstanding. For the year ended December 31, 2007, 436,000 of incremental shares from the assumed exercise of stock options and 22,749 restricted stock awards are not included in the computation of diluted earnings per share because of the anti-dilutive effect on earnings per share. At December 31, 2006, there were 70,500 anti-dilutive stock options outstanding.

Goodwill

     Goodwill held by the Company represents the excess purchase price over the fair value of assets acquired. The Company accounts for its goodwill in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets", and does not amortize its goodwill. The Company reviews its goodwill for impairment at least annually, or whenever events or changes in circumstances would indicate possible impairment in accordance with SFAS No. 142. The Company operates in two core business segments, Hospitality and Government. Goodwill impairment testing is performed at the sub-segment level (referred to as a reporting unit). The three reporting units utilized by the Company are: Restaurant, Hotel/Spa, and Government. Goodwill is assigned to reporting units at the date the goodwill is initially recorded. The amount outstanding for goodwill was $25.7 million, $27.0 million and $25.7 million at December 31, 2008, 2007 and 2006, respectively. The Company performs its annual impairment test of goodwill as of October 1 and performed the annual test as of October 1, 2008, 2007, and 2006 and concluded that no impairment existed at any of the aforementioned dates.

     The following table reflects the changes in goodwill during the year (in thousands):

                                                 Year ended December 31,
                                            -------------------------------
                                               2008        2007       2006
                                            --------    --------   --------

Balance at beginning of year ............   $ 26,998    $ 25,734   $ 20,622
Acquisition of businesses during the year       --          --        4,843
Purchase accounting adjustment related to
  prior year acquisition ................       --            27        (15)
Contingent purchase price earned on prior
  year acquisitions .....................         54         156        278
Change in foreign exchange rates during
  the period ............................     (1,368)      1,081          6
                                            --------    --------   --------
Balance at end of year ..................   $ 25,684    $ 26,998   $ 25,734
                                            ========    ========   ========


Accounting for impairment or disposal of long-lived assets

     In accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," we evaluate the accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed. SFAS 144 requires recognition of impairment of long-lived assets or asset groups if the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to such assets. If the carrying value of a long-lived asset or asset group is considered impaired, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset or asset group for assets to be held and used, or the amount by which the carrying value exceeds the fair market value less cost to dispose for assets to be disposed. No impairment was identified during 2008, 2007 or 2006.

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

     The economic conditions in late 2008 and early 2009 and the volatility in the financial markets in late 2008 and early 2009, both in the U.S. and in many other countries where the Company operates, have contributed and may continue to contribute to higher unemployment levels, decreased consumer spending, reduced credit availability and/or declining business and consumer confidence. Such conditions could have an impact on the markets in which the Company's customers operate, which could result in a reduction of sales, operating income and cash flows and could have a material adverse impact on the Company's significant estimates discussed above, specifically the fair value of the Company's reporting units used in support of its annual goodwill impairment test.

New Accounting Pronouncements Not Yet Adopted

     In February 2008, the FASB issued FASB Staff Position ("FSP") No. 157-2, "Effective Date of FASB Statement No. 157" which permits a one-year deferral for the implementation of SFAS 157 with regard to non-financial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We elected to defer adoption of SFAS 157 for such non-financial assets and liabilities, which, for the Company, primarily includes long-lived assets, goodwill and intangibles for which fair value would be determined as part of related impairment tests, and we do not currently anticipate that full adoption in 2009 will materially impact the Company's results of operations or financial condition.

     In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS 141R"). SFAS 141R, which is broader in scope than SFAS 141, applies to all transactions or other events in which an entity obtains control of one or more businesses, and requires that the acquisition method be used for such transactions or events. SFAS 141R, with limited exceptions, will require an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. This will result in acquisition related costs and anticipated restructuring costs related to the acquisition being recognized separately from the business combination. SFAS 141R is effective as of the beginning of an entity's first fiscal year beginning after December 15, 2008 (the Company's 2009 fiscal year). The impact of SFAS 141R on the Company will be dependent upon the extent to which we have transactions or events occur that are within its scope.

     In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements" ("SFAS 160"). SFAS 160 amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," and will change the accounting and reporting for noncontrolling interests, which are the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. SFAS 160 is effective for fiscal years and interim periods beginning on or after December 15, 2008 (the Company's 2009 fiscal year) and requires retroactive adoption of its presentation and disclosure requirements. We do not anticipate that the adoption of SFAS 160 will materially impact the Company.

Note 2 -- Business Acquisitions

     On November 2, 2006, PAR Technology Corporation (the "Company") and its wholly owned subsidiary, Par-Siva Corporation (f/k/a PAR Vision Systems Corporation) (the "Subsidiary") acquired substantially all of the assets and assumed certain liabilities of SIVA Corporation ("SIVA"). The purchase price of the assets was approximately $6.9 million including estimated acquisition costs of approximately $204,000. The purchase price consisted of $1.1 million worth of PAR common stock (125,549 shares of PAR Technology Corporation common stock issued out of treasury) and the remainder in cash. The agreement provides for additional contingent purchase price payments based on certain sales based milestones and other conditions. In 2008 and 2007, there was no contingent payment earned. SIVA, based in Delray Beach, Florida, is a developer of software solutions for multi-unit restaurant operations. In 2008, the Company paid $156,000 in contingent purchase price payments pertaining to acquisitions made by the Company prior to 2006.

     The purchase price of this acquisition was allocated based on the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed by the Company as of the closing date of the acquisition. Management was responsible for determining the fair value of the assets acquired and liabilities assumed using certain assumptions and assessments including the income approach. Identifiable intangible assets recorded in the acquisitions are tested for impairment in accordance with the provisions of SFAS 142. The following table presents the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:

                          (in thousands)                        SIVA
                           ------------                      ----------

               Other current assets ..................          $   13
               Property, plant and equipment .........             223
               Intangible assets .....................           1,924
               Goodwill ..............................           4,843
                                                                ------
               Total assets acquired .................          $7,003
                                                                ======

               Deferred revenues and customer deposits             110
                                                                ------
               Total liabilities assumed .............             110
                                                                ------
               Purchase price, including
                 acquisition related costs ...........          $6,893
                                                                ======

     The identifiable intangible assets acquired and their estimated useful lives are as follows:

               (in thousands)                    SIVA          Useful Life
                ------------                  ---------        -----------

               Software costs                 $  1,025           5 Years

               Customer relationships              649           5 Years

               Trademarks                          250           Indefinite
                                              --------
                                              $  1,924
                                              ========

     On an unaudited proforma basis, assuming the acquisition had occurred as of the beginning of the periods presented, the consolidated results of the Company would have been as follows (in thousands, except per share amounts):

                                       Year ended December 31,
                                       -----------------------
                                              2006
                                              ----

            Revenues                       $  209,723
                                           ==========
            Net income                     $    2,743
                                           ==========
            Earnings per share:
               Basic                       $      .19
                                           ==========
               Diluted                     $      .18
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

Note 3 -- Accounts Receivable

     The Company's net accounts receivable consist of:

                                                 December 31,
                                               (in thousands)
                                          -------------------------
                                            2008             2007
                                          --------        ---------
          Government segment:
               Billed .............       $ 13,260        $ 13,153
               Advanced billings ..         (2,096)         (2,687)
                                          --------        --------
                                            11,164          10,466
                                          --------        --------
          Hospitality segment:
          Accounts receivable - net         42,418          33,142
                                          --------        --------
                                          $ 53,582        $ 43,608
                                          ========        ========


     At December 31, 2008, 2007 and 2006, the Company had recorded allowances for doubtful accounts of $2,306,000, $2,447,000 and $1,850,000, respectively, against Hospitality segment accounts receivable. Write-offs of accounts receivable during fiscal years 2008, 2007 and 2006 were $1,193,000, $2,437,000 and $747,000, respectively. The provision for doubtful accounts recorded in the consolidated statements of operations was $1,052,000, $3,034,000 and $849,000 in 2008, 2007 and 2006, respectively.

Note 4 -- Inventories

     Inventories are used primarily in the manufacture, maintenance, and service of the Hospitality segment systems. Inventories are net of related reserves. The components of inventories-net are:


                                     December 31,
                                    (in thousands)
                                ----------------------
                                  2008          2007
                                -------      ---------

          Finished goods        $ 7,761       $ 9,965
          Work in process         1,425         1,722
          Component parts        13,661        10,408
          Service parts .        18,285        18,224
                                -------       -------
                                $41,132       $40,319
                                =======       =======

     The Company records reserves for shrinkage and excess and obsolete inventory. At December 31, 2008, 2007 and 2006, these amounts were $3,267,000, $3,951,000 and $3,658,000, respectively. Write-offs of inventories during fiscal years 2008, 2007 and 2006 were $3,309,000, $2,708,000 and $2,453,000, respectively. The provision for shrinkage and excess and obsolete inventory recorded in the consolidated statements of operations was $2,625,000, $3,001,000 and $1,922,000, in 2008, 2007 and 2006, respectively.

Note 5 -- Property, Plant and Equipment

     The components of property, plant and equipment are:

                                                    December 31,
                                                   (in thousands)
                                             -------------------------
                                                2008            2007
                                             ----------      ---------

          Land ........................       $    253        $    253
          Buildings and improvements ..          5,857           5,895
          Rental property .............          5,490           5,490
          Furniture and equipment .....         20,787          20,215
                                              --------        --------
                                                32,387          31,853
          Less accumulated depreciation
           and amortization ...........        (25,508)        (24,184)
                                              --------        --------
                                              $  6,879        $  7,669
                                              ========        ========


     The estimated useful lives of buildings and improvements and rental property are twenty to twenty-five years. The estimated useful lives of furniture and equipment range from three to eight years. Depreciation expense recorded was $1,832,000, $1,882,000 and $1,921,000 for 2008, 2007 and 2006,
respectively.

     The Company leases a portion of its headquarters facility to various tenants. Rent received from these leases totaled $1,051,000, $1,132,000 and $1,129,000 for 2008, 2007 and 2006, respectively. Future minimum rent payments due to the Company under these lease arrangements are as follows (in thousands):

                     2009               $   406
                     2010                   289
                     2011                   228
                     2012                    46
                     2013                    46
                     Thereafter               4
                                        -------
                                        $ 1,019
                                        =======

     The Company leases office space under various operating leases. Rental expense on these operating leases was approximately $2,778,000, $2,706,000 and $2,559,000 for 2008, 2007, and 2006, respectively. Future minimum lease payments under all noncancelable operating leases are (in thousands):


                         2009                      $2,158
                         2010                       1,208
                         2011                         846
                         2012                         528
                         2013                         374
                         Thereafter                 1,110
                                                   ------
                                                   $6,224
                                                   ======

Note 6 -- Debt

     At December 31, 2007 and through June 2008, the Company had an aggregate availability of $20,000,000 in unsecured bank lines of credit. One line totaling $12,500,000 bore interest at the bank borrowing rate (6.75% at December 31, 2007). The second line of $7,500,000 allowed the Company, at its option, to borrow funds at the LIBOR rate plus the applicable interest rate spread or at the bank's prime lending rate (6.85% at December 31, 2007). At December 31, 2007, there was $2,500,000 outstanding under these lines. The weighted average interest rate paid by the Company during 2007 was 6.6%.

     In June 2008, the Company executed a new credit agreement with a bank replacing its existing agreement. Under this agreement, the Company has a borrowing availability up to $20,000,000 in the form of a line of credit. This agreement allows the Company, at its option, to borrow funds at the LIBOR rate plus the applicable interest rate spread (2.4% to 2.9% at December 31, 2008) or at the bank's prime lending rate plus the applicable interest rate spread (3.25% at December 31, 2008). This agreement expires in June 2011. At December 31, 2008, there was $8,800,000 outstanding under this agreement. The weighted average interest rate paid by the Company was 4.9% during 2008. This agreement contains certain loan covenants including leverage and fixed charge coverage ratios. The Company is in compliance with these covenants at December 31, 2008. This credit facility is secured by certain assets of the Company.

     In 2006, the Company borrowed $6,000,000 under an unsecured term loan agreement, executed as an amendment to one of its then bank line of credit agreements, in connection with the asset acquisition of SIVA Corporation. The loan provides for interest only payments in the first year and escalating principal payments through 2012. The loan bears interest at the LIBOR rate plus the applicable interest rate spread or at the bank's prime lending rate plus the applicable interest rate spread (2.4% at December 31, 2008). The terms and conditions of the line of credit agreement described in the preceding paragraph also apply to the term loan.

     In September 2007, the Company entered into an interest rate swap agreement associated with the above $6,000,000 loan, with principal and interest payments due through August 2012. At December 31, 2008, the notional principal amount totaled $5,175,000. This instrument was utilized by the Company to minimize significant unplanned fluctuations in earnings and cash flows caused by interest rate volatility. The Company did not adopt hedge accounting under the provision of FASB Statement No 133, Accounting for Derivative Instruments and Hedging
Activities, but rather records the fair market value adjustments through the consolidated statements of operations each period. The associated fair value adjustment included within the consolidated statements of operations for the years ended December 31, 2008 and 2007 was $234,000 and $154,000, respectively, and is recorded as additional interest expense.

     The Company has a $1,757,000 mortgage collateralized by certain real estate. The annual mortgage payment including interest totals $226,000. The mortgage bears interest at a fixed rate of 7% and matures in 2010.

     The Company's future principal payments under its term loan and mortgage are as follows (in thousands):

                       2009            $  1,079
                       2010               2,928
                       2011               1,575
                       2012               1,349
                                       --------
                                       $  6,931
                                       ========


Note 7 -- Stock based compensation

     Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123R Share-Based Payment (SFAS 123R) on a modified prospective basis. This standard requires the Company to measure the cost of employee services received in exchange for equity awards based on the grant date fair value of the awards. The cost is recognized as compensation expense over the vesting period of the awards. Total stock-based compensation expense included in selling, general and administrative expense in 2008, 2007, and 2006 was $395,000, $448,000, and $334,000, respectively. This amount  includes  $115,000,  $78,000,  and  $20,000  in 2008,  2007,  and  2006,
respectively, relating to restricted stock awards. No compensation expense has been capitalized during fiscal years 2008, 2007 and 2006.

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

     Information with respect to this plan is as follows:



                                                                       Aggregate
                                                          Weighted     Intrinsic
                                                           Average       Value
                                       No. of Shares      Exercise       (in
                                      (in thousands)       Price      thousands)
                                       -----------------------------------------

Outstanding at December 31, 2007           1,083           $  4.75        $3,206
                                                                          ======
  Options granted ..............              31              6.94
  Exercised ....................             (92)             5.29
  Forfeited and cancelled ......             (42)             7.83
                                           -----           -------

Outstanding at December 31, 2008             980           $  4.63        $  897
                                          ======           =======        ======
Vested and expected to vest
  at December 31, 2008 .........             968           $  4.58        $  939
                                          ======           =======        ======
Total shares exercisable
  as of December 31, 2008 ......             817           $  3.78        $1,446
                                          ======           =======        ======
Shares remaining
  available for grant ..........             740
                                          ======


     The weighted average grant date fair value of options granted during the years 2008, 2007 and 2006 was $3.90, $4.39 and $3.69, respectively. The total intrinsic value of options exercised during the years ended December 31, 2008, 2007 and 2006 was $234,000, $289,000 and $670,000, respectively. The fair value of options at the date of the grant was estimated using the Black-Scholes model with the following assumptions for the respective period ending December 31:

                                              2008         2007        2006
                                            -------     ---------    -------

Expected option life ...................    6.2 years    4.5 years    4.5 years
Weighted average risk-free interest rate    3.4%         4.7%         4.6%
Weighted average expected volatility ...    46%          48%          50%
Expected dividend yield ................    0%           0%           0%

     For the years ended December 31, 2008, 2007 and 2006, the expected option life was based on the Company's historical experience with similar type options. Expected volatility is based on historical volatility levels of the Company's common stock over the preceding period of time consistent with the expected life. The risk-free interest rate is based on the implied yield currently available on U.S. Treasury zero coupon issues with a remaining term equal to the expected life.

     Stock options outstanding at December 31, 2008 are summarized as follows:

   Range of           Number Outstanding     Weighted Average  Weighted Average
Exercise Prices         (in thousands)        Remaining Life     Exercise Price
---------------          ------------         --------------     --------------

$1.25  -   $3.17              519               1.9   Years         $  2.20
$3.22  -   $8.18              254               5.4   Years         $  5.59
$8.47  -  $11.40              207               7.5   Years         $  9.58
----------------            -----               -----------         -------
$1.25  -  $11.40              980               4.0   Years         $  4.63
================            =====               ===========         =======

     At December 31, 2008 the aggregate unrecognized compensation cost of unvested options, as determined using a Black-Scholes option valuation model, was $623,000 (net of estimated forfeitures) which is expected to be recognized as compensation expense in fiscal years 2008 through 2013.

     Current year activity with respect to the Company's nonvested stock options is as follows:

                                                            Weighted Average
Nonvested shares (in thousands)            Shares         grant-date fair value
-------------------------------         -----------       ---------------------

Balance at January 1, 2008                   246                 $   3.97
      Granted                                 31                     3.89
      Vested                                 (72)                    3.99
      Forfeited and cancelled                (42)                    3.57
                                          ------                 --------
Balance at December 31, 2008                 163                 $   3.95
                                          ======                 ========

     During 2008,  2007 and 2006, the Company  issued  50,000,  9,600 and 17,800 restricted stock awards, respectively, at a per share price of $.02. These awards vest over various periods ranging from 6 to 60 months.

Note 8-- Income Taxes

     The provision (benefit) for income taxes consists of:

                                                Year ended December 31,
                                                   (in thousands)
                                          ------------------------------------
                                            2008         2007          2006
                                          -------       -------      --------
Current income tax:
     Federal .......................      $    49       $   206       $ 1,565
     State .........................          379            86           346
     Foreign .......................          384           422           319
                                          -------       -------       -------
                                              812           714         2,230
                                          -------       -------       -------
Deferred income tax:
     Federal .......................          487        (1,872)          802
     State .........................           59          (339)          114
                                          -------       -------       -------
                                              546        (2,211)          916
                                          -------       -------       -------
Provision (benefit) for income taxes      $ 1,358       $(1,497)      $ 3,146
                                          =======       =======       =======

     Deferred tax liabilities (assets) are comprised of the following at:

                                                  December 31,
                                                 (in thousands)
                                             ----------------------
                                                2008         2007
                                             ---------    ---------

Software development expense ..........      $   836       $   778
Intangible assets .....................        1,241           864
Foreign currency ......................         --             277
                                             -------       -------
Gross deferred tax liabilities ........        2,077         1,919
                                             -------       -------

Allowances for bad debts and inventory        (3,523)       (3,738)
Capitalized inventory costs ...........         (108)         (115)
Employee benefit accruals .............       (1,313)       (1,566)
Federal net operating loss carryforward         (130)         (672)
State net operating loss carryforward .         (333)         (405)
Tax credit carryforwards ..............       (2,378)       (1,345)
Foreign currency ......................         (962)           --
Other .................................         (156)         (211)
                                             -------       -------
Gross deferred tax assets .............       (8,903)       (8,052)
                                             -------       -------
Net deferred tax assets ...............      $(6,826)      $(6,133)
                                             =======       =======


     The Company has Federal tax credit carryforwards of $1,597,000 that expire in various tax years from 2013 to 2018. The Company has a Federal operating loss carryforward of $382,000 that expires in 2027. Of the operating loss carryforward, $241,000 will result in a benefit within additional paid in capital when realized. The Company also has state tax credit carryforwards of $195,000 and state net operating loss carryforwards of $8,474,000 which expire in various tax years through 2027. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the historical level of taxable income and projections for future taxable income, management believes it is more likely than not the Company will realize the benefit of the deferred tax assets. Accordingly, no deferred tax valuation allowance was recorded at December 31, 2008 and 2007.

     The Company has adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN48) effective January 1, 2007. The Company's adoption of FIN 48 on January 1, 2007, did not have a material impact on the Company's consolidated financial position, results of operations or cash flows. The Company is no longer subject to United States federal income tax examinations for years before 2002.

     The provision (benefit) for income taxes differed from the provision computed by applying the Federal statutory rate to income before taxes due to the following:

                                               Year ended December 31,
                                         ------------------------------------
                                           2008          2007          2006
                                         ------------------------------------

Federal statutory tax rate ......          35.0%        (35.0)%        35.0%
State taxes .....................           5.3          (6.6)          3.9
Extraterritorial income exclusion            --            --          (2.4)
Non deductible expenses .........           9.3           6.8           1.9
Tax credits .....................         (10.9)         (3.6)         (1.0)
Foreign income taxes ............           0.5           1.7           --
Others ..........................          (1.2)          1.1          (1.9)
                                         ------        ------        ------
                                           38.0%        (35.6)%        35.5%
                                         ======        ======        ======


Note 9 -- Employee Benefit Plans

     The Company has a deferred profit-sharing retirement plan that covers substantially all employees. The Company's annual contribution to the plan is discretionary. The Company contributed $200,000, $800,000, and $880,000 to the plan in 2008, 2007, and 2006, respectively. The plan also contains a 401(k) provision that allows employees to contribute a percentage of their salary up to the statutory limitation. These contributions are matched at the rate of 10% by the Company. The Company's matching contributions under the 401(k) component were $408,000, $396,000 and $348,000 in 2008, 2007, and 2006, respectively.

     The Company also maintains an incentive-compensation plan. Participants in the plan are key employees as determined by the Board of Directors and executive management. Compensation under the plan is based on the achievement of predetermined financial performance goals of the Company and its subsidiaries. Awards under the plan are payable in cash. Awards under the plan totaled $461,000, $632,000, and $707,000 in 2008, 2007, and 2006, respectively.

     The Company also sponsors a Deferred Compensation Plan for a select group of highly compensated employees that includes the Executive Officers. The Deferred Compensation Plan was adopted effective March 4, 2004. Participants may make elective deferrals of their salary to the plan in excess of tax code limitations that apply to the Company's qualified plan. The Company invests the participants deferred amounts to fund these obligations. The Company also has the sole discretion to make employer contributions to the plan on the behalf of the participants, though it did not make any employer contributions in 2008, 2007, and 2006.

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

     Information as to the Company's segments is set forth below:

                                            Year ended December 31,
                                               (in thousands)
                                    -----------------------------------------
                                       2008           2007            2006
                                    -----------------------------------------
Revenues:
     Hospitality .............      $ 157,193       $ 144,486       $ 145,216
     Government ..............         75,494          64,998          63,451
                                    ---------       ---------       ---------
           Total .............      $ 232,687       $ 209,484       $ 208,667
                                    =========       =========       =========
Operating income (loss):
     Hospitality .............      $     819       $  (7,701)      $   5,051
     Government ..............          3,314           3,814           4,267
     Other ...................           (303)           (449)           (334)
                                    ---------       ---------       ---------
                                        3,830          (4,336)          8,984
Other income, net ............            921           1,227             617
Interest expense .............         (1,176)         (1,096)           (734)
                                    ---------       ---------       ---------
Income (loss) before provision
  for income taxes ...........      $   3,575       $  (4,205)      $   8,867
                                    =========       =========       =========
Identifiable assets:
     Hospitality .............      $ 127,678       $ 122,442       $ 123,958
     Government ..............         13,532          14,429          10,898
     Other ...................         12,778           9,647           7,402
                                    ---------       ---------       ---------
           Total .............      $ 153,988       $ 146,518       $ 142,258
                                    =========       =========       =========
Goodwill:
     Hospitality .............      $  24,981       $  26,349       $  25,138
     Government ..............            703             649             596
                                    ---------       ---------       ---------
           Total .............      $  25,684       $  26,998       $  25,734
                                    =========       =========       =========

Depreciation and amortization:
     Hospitality .............      $   3,567       $   3,622       $   3,453
     Government ..............             88              81              42
     Other ...................            374             376             389
                                    ---------       ---------       ---------
           Total .............      $   4,029       $   4,079       $   3,884
                                    =========       =========       =========

Capital expenditures:
     Hospitality .............      $     779       $   1,788       $     903
     Government ..............             22              57              14
     Other ...................            241             172             272
                                    ---------       ---------       ---------
           Total .............      $   1,042       $   2,017       $   1,189
                                    =========       =========       =========

     The following table presents revenues by country based on the location of the use of the product or services.

                                       2008            2007           2006
                                    ---------       ---------       ---------

United States ................      $ 205,202       $ 179,323       $ 181,482
Other Countries ..............         27,485          30,161          27,185
                                    ---------       ---------       ---------
  Total ......................      $ 232,687       $ 209,484       $ 208,667
                                    =========       =========       =========


     The following table presents assets by country based on the location of the asset.

                                        2008            2007           2006
                                    ---------       ---------       ---------

United States ................       $ 142,461       $ 134,766       $ 134,799
Other Countries ..............          11,527          11,752           7,459
                                     ---------       ---------       ---------

  Total ......................       $ 153,988       $ 146,518       $ 143,258
                                     =========       =========       =========

     Customers comprising 10% or more of the Company's total revenues are summarized as follows:

                                  2008      2007      2006
                                -------   -------   -------
Hospitality segment:
  McDonald's Corporation ...       24%       25%       26%
  Yum! Brands, Inc. ........       16%       15%       14%
Government segment:
  U.S. Department of Defense       32%       31%       30%
All Others .................       28%       29%       30%
                                  ---       ---       ---
                                  100%      100%      100%
                                  ===       ===       ===

Note 12 -- Fair Value of Financial Instruments

     As of January 1, 2008, the Company adopted SFAS No. 157, which defines fair value, establishes a framework for measuring fair value as required by other accounting pronouncements and expands disclosure requirements. In February 2008, the FASB issued FSP No. FAS 157-2, which delays the effective date of SFAS No. 157 as it applies to non-financial assets and liabilities that are not required to be measured at fair value on a recurring (at least annual) basis. Non-recurring nonfinancial assets and nonfinancial liabilities for which we have not applied the provisions of SFAS 157 include those measured at fair value in goodwill impairment testing, indefinite lived intangible assets measured at fair value for impairment testing, asset retirement obligations initially measured at fair value, and those initially measured at fair value in a business combination. As a result of the delay, SFAS No. 157 will be applied to the Company's non-financial assets and liabilities as of January 1, 2009.

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

     The Company's financial instruments consist primarily of cash and cash equivalents, trade receivables, trade payables, debt instruments, and an interest rate swap agreement. For cash and cash equivalents, trade receivables and trade payables, the carrying amounts of these financial instruments as of December 31, 2008 and 2007 were considered representative of their fair values. The estimated fair values of the Company's long-term debt at December 31, 2008 and 2007 were based on variable and fixed interest rates at December 31, 2008 and 2007, respectively, for new issues with similar remaining maturities and approximates respective carrying values at December 31, 2008 and 2007.

     The Company's interest rate swap agreement is valued at the amount the Company would have expected to pay to terminate the agreement. The fair value determination was based upon the present value of expected future cash flows using the LIBOR rate, plus an applicable interest rate spread, a technique classified within Level 2 of the valuation hierarchy described above. At December 31, 2008 and 2007 the fair market value of the Company's interest rate swap included a realized loss of $388,000 and $154,000, respectively, which is recorded as a component of interest expense within the consolidated statements of operations and as a component of accrued expenses within the consolidated balance sheets.

Note 13 -- Related Party Transactions

     The Company leases its corporate wellness facility to related parties at a current rate of $9,775 per month. The Company receives a complimentary membership to this facility which is provided to all employees. During 2008, 2007, and 2006 the Company received rental income amounting to $117,300 for the lease of the facility in each year. All lease payments are current at December 31, 2008.

     The Company also leases office space from an officer of one of its subsidiaries. The lease is for a period of five years beginning on October 1, 2004 at an annual rate of $360,000. In 2008, 2007, and 2006, the Company paid $360,000 to the officer under this lease.

Note 14 -- Selected Quarterly Financial Data (Unaudited)

                                                                     Quarter ended
                                                        (in thousands except per share amounts)
                                        ----------------------------------------------------------------------
          2008                           March 31             June 30          September 30        December 31
          ----                          ----------           ---------         ------------        -----------

Net revenues                               $ 52,107           $  57,234          $  57,967            $ 65,379
Gross margin                                 12,359              14,032             14,561              16,498
Net income (loss)                              (744)                674                828               1,459
Basic earnings (loss) per share                (.05)                .05                .06                 .10
Diluted earnings (loss) per share              (.05)                .05                .06                 .10

                                                                   Quarter ended
                                                        (in thousands except per share amounts)
                                      --------------------------------------------------------------------------
          2007                           March 31             June 30          September 30        December 31
          ----                           --------             -------          ------------        -----------

Net revenues                               $ 47,836           $  49,872          $  51,577            $ 60,199
Gross margin                                 10,808              12,635             12,402              16,063
Net income (loss)                            (1,308)             (1,021)              (862)                483
Basic earnings (loss) per share                (.09)               (.07)              (.06)                .03
Diluted earnings (loss) per share              (.09)               (.07)              (.06)                .03


                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           PAR  TECHNOLOGY CORPORATION

March 16, 2009                             John W. Sammon, Jr.
                                           ------------------------------------
                                           John W. Sammon, Jr.
                                           Chairman of Board and President


                            -------------------------


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

-------------------------------------------------------------------------------
    Signatures                       Title                           Date
-------------------------------------------------------------------------------


John W. Sammon, Jr.
-------------------
John W. Sammon, Jr.           Chairman of the Board and         March 16, 2009
                              President (Principal
                              Executive Officer)
                              and Director

Charles A. Constantino
----------------------
Charles A. Constantino        Executive Vice President          March 16, 2009
                              and Director

Sangwoo Ahn
----------------------
Sangwoo Ahn                   Director                          March 16, 2009

James A. Simms
----------------------
James A. Simms                Director                          March 16, 2009

Paul D. Nielsen
----------------------
Paul D. Nielsen               Director                          March 16, 2009

Kevin R. Jost
----------------------
Kevin R. Jost                 Director                          March 16, 2009

Ronald J. Casciano
------------------
Ronald J. Casciano            Vice President, Chief Financial   March 16, 2009
                              Officer and Treasurer



                                List of Exhibits

Exhibit No.       Description of Instrument
-----------       -------------------------

   3.1        Certificate of Incorporation, as amended                 Filed as Exhibit 3(i) to the quarterly
                                                                       report on Form 10Q for the period ended
                                                                       June 30, 2006, of PAR Technology
                                                                       Corporation and incorporated herein by
                                                                       reference.

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

  10.3        JP Morgan term loan.                                     Filed as Exhibit 10.3 to Form 10-K
                                                                       for the year ended December 31, 2006
                                                                       and herein by reference.

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




                                List of Exhibits
                                   (Continued)


Exhibit No.       Description of Instrument
-----------       -------------------------

10.7          June 2007 amendment to bank line of credit               Filed as Exhibit 10.7 to Form 10-K
              agreement - JP Morgan Chase                              for the year ended December 31, 2007
                                                                       incorporated herein by reference.

10.8          February 2008 amendment to bank line of                  Filed as Exhibit 10.7 to Form 10-K
              credit agreement - JP Morgan Chase                       for the year ended December 31, 2007
                                                                       incorporated herein by reference.

10.9          June 2007 amendment to bank line of                      Filed as Exhibit 10.7 to Form 10-K
              credit agreement - NBT Bank                              for the year ended December 31, 2007
                                                                       incorporated herein by reference.

10.10         January 2008 amendment to bank line of                   Filed as Exhibit 10.7 to Form 10-K
              credit agreement - NBT Bank                              for the year ended December 31, 2007
                                                                       incorporated herein by reference.

10.11         January 2008 amendment to bank line of                   Filed as Exhibit 10.7 to Form 10-K
              credit agreement - NBT Bank                              for the year ended December 31, 2007
                                                                       herein by reference.

10.12         Credit Agreement with JP Morgan Chase                    Filed as Exhibit 10.1 to Form 8-K
                                                                       dated June 16, 2008 of PAR Technology
                                                                       Corporation and incorporated herein by
                                                                       reference.

10.13         Pledge and Security Agreement with JP Morgan Chase       Filed as Exhibit 10.2 to Form 8-K
                                                                       dated June 16, 2008 of PAR Technology
                                                                       Corporation and incorporated herein by
                                                                       reference.
  22          Subsidiaries of the registrant

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