Form 10-Q
period 2009-03-31
PAR TECHNOLOGY CORP
filed 2009-05-11
CIK 708821

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

          [ X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


       For the Quarter Ended March 31, 2009. Commission File Number 1-9720

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

     The number of shares outstanding of registrant's common stock, as of as of April 30, 2009 - 14,537,363 shares.

                           PAR TECHNOLOGY CORPORATION


                                TABLE OF CONTENTS
                                    FORM 10-Q


                                     PART I
                              FINANCIAL INFORMATION


   Item Number
   -----------

      Item 1.              Financial Statements (unaudited)
                           - Consolidated Statements of Operations for the three months ended March 31, 2009 and 2008

                           -  Consolidated Statements of Comprehensive
                              Income (Loss) for the three months ended
                              March 31, 2009 and 2008

                           -  Consolidated Balance Sheets at
                              March 31, 2009 and December 31, 2008

                           -  Consolidated Statements of Cash Flows
                              for the three months ended March 31, 2009 and 2008

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

      Exhibit Index

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                   PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                          For the three months
                                                             ended March 31,
                                                      --------------------------
                                                          2009           2008
                                                      -----------    -----------
Net revenues:
     Product ......................................   $    20,237    $   16,897
     Service ......................................        19,981        16,415
     Contract .....................................        20,250        18,795
                                                      -----------    ----------
                                                           60,468        52,107
                                                      -----------    ----------
Costs of sales:
     Product ......................................        13,068         9,425
     Service ......................................        14,477        12,483
     Contract .....................................        19,236        17,840
                                                      -----------    ----------
                                                           46,781        39,748
                                                      -----------    ----------

           Gross margin ...........................        13,687        12,359
                                                      -----------    -----------
Operating expenses:
     Selling, general and administrative ..........         9,595         9,061
     Research and development .....................         3,309         4,121
     Amortization of identifiable intangible assets           365           390
                                                      -----------    ----------
                                                           13,269        13,572
                                                      -----------    ----------

Operating income (loss) ...........................           418        (1,213)
Other income, net .................................           107           314
Interest expense ..................................          (139)         (348)
                                                      -----------    ----------

Income (loss) before provision for income taxes ...           386        (1,247)
(Provision) benefit for income taxes ..............          (139)          503
                                                      -----------    ----------
Net income (loss) .................................   $       247    $     (744)
                                                      ===========    ==========
Earnings (loss) per share
     Basic ........................................   $       .02    $     (.05)
     Diluted ......................................   $       .02    $     (.05)

Weighted average shares outstanding
     Basic ........................................        14,473        14,379
                                                      ===========    ==========
     Diluted ......................................        14,721        14,379
                                                      ===========    ==========


See notes to unaudited interim consolidated financial statements

                   PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (in thousands)
                                   (unaudited)

                                                          For the three months
                                                             ended March 31,
                                                      --------------------------
                                                          2009           2008
                                                      -----------    -----------
Net income (loss)                                    $        247    $     (744)
Other comprehensive loss, net of tax:
     Foreign currency translation adjustments                (278)         (104)
                                                     ------------    ----------
Comprehensive loss                                   $        (31)   $     (848)
                                                     ============    ==========






























See notes to unaudited interim consolidated financial statements

                   PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)
                                   (unaudited)

                                                         March 31,  December 31,
                                                           2009          2008
                                                         --------   -----------
Assets
Current assets:
     Cash and cash equivalents ......................   $   4,722    $   6,227
     Accounts receivable-net ........................      44,130       53,582
     Inventories-net ................................      43,702       41,132
     Income tax refunds .............................         222          208
     Deferred income taxes ..........................       5,334        5,301
     Other current assets ...........................       3,105        3,588
                                                        ---------    ---------
         Total current assets .......................     101,215      110,038
Property, plant and equipment - net .................       6,716        6,879
Deferred income taxes ...............................       1,546        1,525
Goodwill ............................................      25,564       25,684
Intangible assets - net .............................       7,850        8,251
Other assets ........................................       1,471        1,611
                                                        ---------    ---------
           Total Assets .............................   $ 144,362    $ 153,988
                                                        =========    =========
Liabilities and Shareholders' Equity
Current liabilities:
     Current portion of long-term debt ..............   $   1,139    $   1,079
     Borrowings under lines of credit ...............       7,700        8,800
     Accounts payable ...............................      13,002       15,293
     Accrued salaries and benefits ..................       7,015        8,360
     Accrued expenses ...............................       3,034        3,962
     Customer deposits ..............................       2,543        6,157
     Deferred service revenue .......................      16,160       16,318
                                                        ---------    ---------
         Total current liabilities ..................      50,593       59,969
                                                        ---------    ---------
Long-term debt ......................................       5,525        5,852
                                                        ---------    ---------
Other long-term liabilities .........................       1,750        1,910
                                                        ---------    ---------
Shareholders' Equity:
     Preferred stock, $.02 par value,
       1,000,000 shares authorized ..................        --           --
     Common stock, $.02 par value,
       29,000,000 shares authorized;
       16,190,118 and 16,189,718 shares issued;
       14,537,363 and 14,536,963 outstanding ........         324          324
     Capital in excess of par value .................      40,441       40,173
     Retained earnings ..............................      52,915       52,668
     Accumulated other comprehensive loss ...........      (1,677)      (1,399)
     Treasury stock, at cost, 1,652,755 shares ......      (5,509)      (5,509)
                                                        ---------    ---------
         Total shareholders' equity .................      86,494       86,257
                                                        ---------    ---------
           Total Liabilities and Shareholders' Equity   $ 144,362    $ 153,988
                                                        =========    =========




See notes to unaudited interim consolidated financial statements

                   PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)
                                                                 For the three months ended March 31,
                                                                 ------------------------------------
                                                                           2009       2008
                                                                         --------   --------
Cash flows from operating activities:
    Net income (loss) ................................................   $   247    $  (744)
    Adjustments to reconcile net income (loss) to net cash
           provided by (used in) operating activities:
         Depreciation and amortization ...............................     1,045      1,029
         Provision for bad debts .....................................       531        460
         Provision for obsolete inventory ............................       487        407
         Equity based compensation ...................................       267        104
         Deferred income tax .........................................       130        120
         Changes in operating assets and liabilities:
             Accounts receivable .....................................     8,921      3,865
             Inventories .............................................    (3,057)    (1,808)
             Income tax refunds ......................................       (14)      (781)
             Other current assets ....................................       483       (465)
             Other assets ............................................       140       (238)
             Accounts payable ........................................    (2,291)    (4,270)
             Accrued salaries and benefits ...........................    (1,345)    (1,617)
             Accrued expenses ........................................      (874)      (597)
             Customer deposits .......................................    (3,614)       304
             Deferred service revenue ................................      (158)      (116)
             Other long-term liabilities .............................      (160)       245
                                                                         -------    -------
               Net cash provided by (used in) operating activities ...       738     (4,102)
                                                                         -------    -------
Cash flows from investing activities:
    Capital expenditures .............................................      (294)      (178)
    Capitalization of software costs .................................      (206)      (250)
    Contingent purchase price paid on prior year acquisitions ........       (54)      (101)
    Cash received from voluntary conversion of long-lived other assets      --        1,571
                                                                         -------    -------
               Net cash provided by (used in) investing activities ...      (554)     1,042
                                                                         -------    -------
Cash flows from financing activities:
    Net borrowings (repayments) under line-of-credit agreements ......    (1,100)     2,104
    Payments of long-term debt .......................................      (267)      (174)
    Proceeds from the exercise of stock options ......................         1         20
                                                                         -------    -------
               Net cash provided by (used in) financing activities ...    (1,366)     1,950
                                                                         -------    -------
Effect of exchange rate changes on cash and cash equivalents .........      (323)       172
                                                                         -------    -------
Net decrease in cash and cash equivalents ............................    (1,505)      (938)
Cash and cash equivalents at beginning of period .....................     6,227      4,431
                                                                         -------    -------
Cash and cash equivalents at end of period ...........................   $ 4,722    $ 3,493
                                                                         =======    =======

Supplemental disclosures of cash flow information:
Cash paid during the period for:

    Interest .........................................................   $   160    $   185
    Income taxes, net of refunds .....................................       222         79


See notes to unaudited interim consolidated financial statements

                   PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
          NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS


1. The accompanying unaudited interim consolidated financial statements have been prepared by PAR Technology Corporation (the "Company" or "PAR") in accordance with U.S. generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements. Accordingly, these interim financial statements do not include all information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of the Company, such unaudited statements include all adjustments (which comprise only normal recurring accruals) necessary for a fair presentation of the results for such periods. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results of operations to be expected for any future period. The consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2008 included in the Company's December 31, 2008 Annual Report to the Securities and Exchange Commission on Form 10-K.

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

     The economic conditions in late 2008 and year-to-date 2009 and the volatility in the financial markets in late 2008 and 2009, both in the U.S. and in many other countries where the Company operates, have contributed and may continue to contribute to higher unemployment levels, decreased consumer spending, reduced credit availability and/or declining business and consumer confidence. Such conditions could have an impact on the markets in which the Company's customers operate, which could result in a reduction of sales, operating income and cash flows and could have a material adverse impact on the Company's significant estimates discussed above, specifically the fair value of the Company's reporting units used in support of its annual goodwill impairment test.

2.   Inventories   are  primarily  used  in  the   manufacture  and  service  of
     Hospitality products. The components of inventory, net of related reserves, consist of the following:

                                                   (in thousands)
                                             March 31,         December 31,
                                               2009                2008
                                            ----------          --------

          Finished goods ..........         $   10,933          $   7,761
          Work in process .........              1,928              1,425
          Component parts .........             12,430             13,661
          Service parts ...........             18,411             18,285
                                            ----------          ---------
                                            $   43,702          $  41,132
                                            ==========          =========

     At March 31, 2009 and December 31, 2008, the Company had recorded reserves for shrinkage, excess and obsolete inventory of $3,405,000 and $3,267,000, respectively.

3. The Company applies the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123R Share-Based Payment (SFAS
     123R). This standard requires the Company to measure the cost of employee services received in exchange for equity awards based on the grant date fair value of the awards. The cost is recognized as compensation expense over the vesting period of the awards. Total compensation expense included in operating expenses for the three months ended March 31, 2009 was $267,000. At March 31, 2009, the unrecognized compensation expense related to non-vested option awards was $864,000 (net of estimated forfeitures) which is expected to be recognized as compensation expense in fiscal years 2009 through 2014.

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

     The  following  is  a   reconciliation   of  the  weighted  average  shares
     outstanding for the basic and diluted EPS computations (in thousands, except per share data):

                                                          For the three months
                                                            ended March 31,
                                                        -----------------------
                                                            2009         2008
                                                        ----------   ----------
Net income (loss) ...................................   $      247   $     (744)
                                                        ==========   ==========
Basic:
     Shares outstanding at beginning of period ......       14,471       14,372
     Weighted average shares issued during the period            2            7
                                                        ----------   ----------
     Weighted average common shares, basic ..........       14,473       14,379
                                                        ==========   ==========
     Earnings (loss) per common share, basic ........   $      .02   $     (.05)
                                                        ==========   ==========

Diluted:
     Weighted average common shares, basic ..........       14,473       14,379
     Dilutive impact of stock options and
       restricted stock awards ......................          248           --
                                                        ----------   ----------
     Weighted average common shares, diluted ........       14,721       14,379
                                                        ==========   ==========
     Earnings (loss) per common share, diluted ......   $      .02   $     (.05)
                                                        ==========   ==========

5. In September 2006, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standard FAS No. 157, "Fair Value Measurements". In February 2008, the FASB issued FASB Staff Position 157-2, "Effective Date of FASB Statement No. 157," which provides a one year deferral of the effective date of FAS 157 for non-financial assets and liabilities (such as goodwill), except those that are recognized or disclosed in the Company's financial statements at fair value at least annually. Accordingly, the Company adopted the provisions of FAS 157 only for its financial assets and liabilities effective January 1, 2008, and adopted the provisions of FAS 157 for its non-financial assets and liabilities as of January 1, 2009. FAS 157 defines fair value as the exchange price that would be received for and asset or paid for a liability in the principal or most advantageous market for the asset or liability, in an orderly transaction between market participants. FAS 157 describes a fair value hierarchy based upon three levels of input, which are:

     Level 1 - quoted prices in active markets for identical assets or liabilities (observable) Level 2 - inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in inactive markets, or other inputs that are observable market data for essentially the full term of the asset or liability (observable)

     Level 3 - unobservable inputs that are supported by little or no market activity, but are significant to determining the fair value of the asset or liability (unobservable)

     The adoption of the provisions of FAS 157 (at both January 1, 2008 and 2009) did not have a significant impact on the Company's consolidated results of operations or financial condition.

     The Company's interest rate swap agreement is valued at the amount the Company would have expected to pay to terminate the agreement. The fair value determination was based upon the present value of expected future cash flows using the LIBOR rate, plus an applicable interest rate spread, a technique classified within Level 2 of the valuation hierarchy described above. At March 31, 2009, the fair value of the Company's interest rate swap included a realized loss of $366,000, and is included as a component of accrued expenses within the consolidated balance sheet. The associated fair value adjustment for the three months ended March 31, 2009 is $21,700 and is included as a decrease to interest expense.

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

     Information as to the Company's segments is set forth below:

                                                  (in thousands)
                                               For the three months
                                                   ended March,
                                            -----------------------
                                               2009           2008
                                            -----------------------
Net revenues:
     Hospitality ..................         $ 37,802       $ 33,312
     Government ...................           20,250         18,795
     Other ........................            2,416           --
                                            --------       --------
           Total ..................         $ 60,468       $ 52,107
                                            ========       ========

Operating income (loss):
     Hospitality ..................         $   (396)      $ (2,039)
     Government ...................              938            930
     Other ........................             (124)          (104)
                                            --------       --------
                                                 418         (1,213)
Other income, net .................              107            314
Interest expense ..................             (139)          (348)
                                            --------       --------
Income (loss) before provision
  for income taxes ................         $    386       $ (1,247)
                                            ========       ========

Depreciation and amortization:
     Hospitality ..................         $    952       $    907
     Government ...................               20             27
     Other ........................               73             95
                                            --------       --------
           Total ..................         $  1,045       $  1,029
                                            ========       ========

Capital expenditures:
     Hospitality ..................         $    187       $    102
     Government ...................               31             35
     Other ........................               76             41
                                            --------       --------
            Total .................         $    294       $    178
                                            ========       ========

Revenues by geographic area:
     United States ................         $ 54,853       $ 45,948
     Other Countries ..............            5,615          6,159
                                            --------       --------
           Total ..................         $ 60,468       $ 52,107
                                            ========       ========


     The following table represents identifiable assets by business segment:

                                                 (in thousands)
                                           March 31,      December 31,
                                             2009            2008
                                           ---------       --------
Identifiable assets:
    Hospitality ...................         $118,430       $127,678
    Government ....................           13,405         13,532
    Other .........................           12,527         12,778
                                            --------       --------
Total .............................         $144,362       $153,988
                                            ========       ========

     The following table presents identifiable assets by geographic area based on the location of the asset:

                                                 (in thousands)
                                           March 31,      December 31,
                                             2009            2008
                                           ---------       --------

United States .....................         $133,008       $142,461
Other Countries ...................           11,354         11,527
                                            --------       --------
       Total ......................         $144,362       $153,988
                                            ========       ========


     The following table represents Goodwill by business segment:

                                                 (in thousands)
                                           March 31,      December 31,
                                             2009            2008
                                           ---------       --------

Hospitality .......................         $24,861        $24,981
Government ........................             703            703
                                            -------        -------
       Total ......................         $25,564        $25,684
                                            =======        =======


     Customers comprising 10% or more of the Company's total revenues are summarized as follows:

                                             For the three months
                                                ended March 31,
                                           ------------------------
                                             2009            2008
                                           ---------       --------

Hospitality Segment:
     McDonald's Corporation                   25%             19%
     YUM! Brands, Inc.                        11%             13%
Government Segment:
     Department of Defense                    33%             36%
All Others                                    31%             32%
                                          ------          ------
                                             100%            100%
                                          ======          ======

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

Overview

     PAR Technology is a leading provider of hospitality technology solutions including software, hardware and professional/lifecycle support services to several industries including: restaurants, hotels/resorts/spas, cruise lines, movie theatres, theme parks and specialty retailers. In addition, the Company provides the Federal Government, and its agencies, applied technology and technical outsourcing services primarily with the Department of Defense.

     The Company's hospitality technology products are used in a variety of applications by thousands of customers. PAR faces competition in all of its markets (restaurants, hotels, etc.) and competes primarily on the basis of product design/features/functions, product quality/reliability, price, customer service, and delivery capability. Recently, the trend in the hospitality industry has been to reduce the number of approved vendors in a specific concept to companies that have global capabilities in sales, service and deployment, can achieve quality and delivery standards, have multiple product offerings, R&D capability, and can be competitive with their pricing. The Company's international scope as a technology provider to hospitality customers is a strategic competitive advantage as the Company can provide innovative solutions, with significant global deployment capability, to its multinational customers like McDonald's, Yum! Brands, Subway, CKE Restaurants and the Mandarin Oriental Hotel Group. PAR's focus is to provide totally integrated technology products and services with an industry leading customer service in the market segments in which it competes. The Company continually initiates new research and development efforts to create innovative technology that meets and exceeds our customers' requirements and also has high probability for broader market appeal and success. PAR's business focuses upon operating efficiencies and controlling costs. This is achieved through investment in modern production technologies, and by managing purchasing processes and functions.

     The Company is currently focusing upon an internal investment strategy in three distinct areas of its Hospitality segment. First, PAR has been significantly investing in its development of next generation software. Second, the Company concentrates on building a highly capable and further reaching distribution channel. Third, as the Company's customers continue their expansion into international markets, PAR has been creating a global infrastructure, initially focusing on the Asia/Pacific rim due to the new restaurant growth and concentration of PAR's customers in that region, but also one that will enhance our deployment and support internationally.

     Approximately 33% of the Company's revenues are generated in our Government segment. PAR provides IT and communications support services to the U.S. Navy, Air Force and Army. The Company also offers its services to several non-military U.S. federal, state and local agencies by providing applied technology services including radar, image and signal processing and geospatial services and products. PAR's Government performance rating translates into the Company consistently winning add-on and renewal business, and building long-term client-vendor relationships. PAR can provide its clients the technical expertise necessary to operate and maintain complex technology systems utilized by government agencies.

     The Company will continue to leverage its core technical capabilities and performance into related technical areas and an expanding customer base. PAR will seek to accelerate this growth through strategic acquisitions of businesses that broaden the Company's technology and/or business base.

Summary

     PAR believes it can continue to be successful in its two core business segments -Hospitality and Government - due to its global capabilities and industry expertise. The majority of the Company's business is in the quick-serve restaurant sector of the hospitality market. In regards to the current economic downturn, PAR believes that this sector will be resistant to the current slowdown in consumer spending trends during this period of uncertainty. This is a direct correlation to the value and convenience PAR's large quick-service customers can and do provide.

     A smaller sector of PAR's Hospitality segment is its hotel, resort and spa business. This sector is being impacted by the current economic downturn and, as a result, is experiencing a business slowdown which is expected to continue through 2009.

     It has been the Company's experience that their Government business is resistant to economic cycles including reductions in the Federal defense budgets. PAR's I/T outsourcing business focuses on cost-effective operations of technology and telecommunication facilities which must function independent of economic cycles.


Results of Operations --
Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

     The Company reported revenues of $60.5 million for the quarter ended March 31, 2009, an increase of 16% from the $52.1 million reported for the quarter ended March 31, 2008. The Company's net income for the quarter ended March 31, 2009 was $247,000, or $.02 diluted earnings per share, compared to a net loss of $744,000 and a $.05 diluted net loss per share for the same period in 2008.

     Product revenues were $20.2 million for the quarter ended March 31, 2009, an increase of 20% from the $16.9 million recorded in 2008. This increase was due to a 31% improvement in domestic product sales primarily due to sales to McDonald's and Subway restaurants. The increase was also due to sales of the Company's logistics management products to several commercial customers. This increase in domestic revenue was partially offset by a 13% decrease in international product sales, due to the impact of a stronger U.S. dollar.

     Customer service revenues include installation, software maintenance, training, twenty-four hour help desk support and various depot and on-site service options. Customer service revenues were $20 million for the quarter ended March 31, 2009, a 22% increase from $16.4 million reported for the same period in 2008. This increase is primarily due to a major service initiative with a large restaurant customer. Also contributing to this growth was a rise in software maintenance and professional services revenue.

     Contract revenues were $20.2 million for the quarter ended March 31, 2009, an increase of 8% when compared to the $18.8 million recorded in the same period in 2008. This increase was primarily due to the start of new contracts in the information technology outsourcing area, including the timing of subcontract work and material purchases. These outsourcing operations provided by the Company directly support U.S. Navy, Air Force and Army operations as they seek to convert their military information technology communications facilities into contractor-run operations and to meet new requirements with contractor support.

     Product margins for the quarter ended March 31, 2009 were 35.4%, a decline of 880 basis points from the 44.2% for the quarter ended March 31, 2008. This decrease in margins was due to a shift in product mix as hardware sales increased while software revenue decreased in 2009 when compared to 2008. The lower software revenue was attributable to a drop in table service revenue as the Company fulfilled the requirements of a major customer in 2008.

     Customer service margins were 27.5% for the quarter ended March 31, 2009, an increase of 350 basis points compared to 24% for the same period in 2008. Service margins increased primarily due to higher software maintenance and professional services revenue and due to a special initiative with a major restaurant customer.

     Contract margins were 5% for the quarter ended March 31, 2009, a decrease of 10 basis points compared to 5.1% for the same period in 2008. This minor decline was due to lower margins on certain new fixed price contracts. The most significant components of contract costs in 2009 and 2008 were labor and fringe benefits. For 2009, labor and fringe benefits were $13.6 million or 71% of contract costs compared to $13.6 million or 76% of contract costs for the same period in 2008.

     Selling, general and administrative expenses for the quarter ended March 31, 2009 were $9.6 million, an increase of 6% from the $9.1 million for the same period in 2008. This increase was primarily due to expenses associated with the Company's Logistics Management business and an increase in stock-based compensation expense under FAS 123R.

     Research and development expenses were $3.3 million for the quarter ended March 31, 2009, a decrease of 20% from the $4.1 million recorded in 2008. The decrease was primarily attributable to cost reductions achieved in outsourcing through strategic relationships. This was partially offset by the Company's investment in its Logistics Management business.

     Amortization of identifiable intangible assets was $365,000 for the quarter ended March 31, 2009, compared to $390,000 reported in 2008. This decrease was due to certain intangible assets becoming fully amortized in 2008.

     Other income, net, was $107,000 for the quarter ended March 31, 2009 compared to $314,000 for the same period in 2008. Other income primarily includes rental income and foreign currency gains and losses. The decrease is primarily due to a decline in currency gains.

     Interest expense represents interest charged on the Company's short-term borrowing requirements from banks and from long-term debt. Interest expense was $139,000 for the quarter ended March 31, 2009 as compared to $348,000 in 2008. The decrease is primarily due to lower interest expense recognized on the Company's interest rate swap agreement that it entered into in September 2007. The decline was also due to a lower average borrowing rate in 2009 compared to 2008.

     For the quarters ended March 31, 2009 and 2008, the Company's expected effective income tax rate based on projected pre-tax income was 36.0% and 40.3%, respectively. The variance from the federal statutory rate in 2009 was primarily due to state income taxes and various nondeductible expenses partially offset by the research and experimental tax credit. For 2008, the increase in effective tax rate was primarily attributable to the expiration of the research and experimental tax credit at the end of 2007. Also contributing to the increase in effective tax rate was the taxable portion of the proceeds from the voluntary conversion of a Company-owned life insurance policy in 2008.

Liquidity and Capital Resources

     The Company's primary sources of liquidity have been cash flow from operations and lines of credit with various banks. Cash provided by operations was $738,000 for the three months ended March 31, 2009 compared to cash used by operations of $4.1 million for 2008. In 2009, cash was generated by collection of accounts receivable partially offset by an increase in inventory and a decline in customer deposits. In 2008, cash was impacted by the operating loss for the period and the timing of vendor and salary and benefit payments.

     Cash used in investing activities was $554,000 for the three months ended March 31, 2009 versus cash generated by investing activities of $1 million for the same period in 2008. In 2009, capital expenditures were $294,000 and were primarily for manufacturing and computer equipment. Capitalized software costs relating to software development of Hospitality segment products were $206,000 in 2009. In 2008, the Company received $1.6 million from the voluntary conversion of a Company-owned life insurance policy. In 2008, capital expenditures were $178,000 and were principally for computer equipment. Capitalized software costs relating to software development of Hospitality segment products were $250,000 in 2008.

     Cash used in financing activities was $1.4 million for the three months ended March 31, 2009 versus cash provided of $1.9 million in 2008. In 2009, the Company decreased its short-term borrowings by $1.1 million and decreased its long-term debt by $267,000. In 2008, the Company increased its short-term bank borrowings by $2.1 million and decreased its long-term debt by $174,000. The Company also benefited $20,000 from the exercise of employee stock options in 2008.

     The Company has a credit agreement with a bank under which the Company has a borrowing availability up to $20,000,000 in the form of a line of credit. This agreement allows the Company, at its option, to borrow funds at the LIBOR rate plus the applicable interest rate spread (2% at March 31, 2009) or at the bank's prime lending rate plus the applicable interest rate spread (3.25% at March 31, 2009). This agreement expires in June 2011. At March 31, 2009, there was $7,700,000 outstanding under this agreement. The weighted average interest rate paid by the Company was 2.5% during the first quarter of 2009. This agreement contains certain loan covenants including leverage and fixed charge coverage ratios. The Company is in compliance with these covenants at March 31, 2009. This credit facility is secured by certain assets of the Company.

     In 2006, the Company borrowed $6,000,000 under an unsecured term loan agreement, executed as an amendment to one of its then bank line of credit agreements, in connection with the asset acquisition of SIVA Corporation. The loan provides for interest only payments in the first year and escalating principal payments through 2012. The loan bears interest at the LIBOR rate plus the applicable interest rate spread or at the bank's prime lending rate plus the applicable interest rate spread (2% at March 31, 2009). The terms and conditions of the line of credit agreement described in the preceding paragraph also apply to the term loan.

     In September 2007, the Company entered into an interest rate swap agreement associated with the above $6,000,000 loan, with principal and interest payments due through August 2012. At March 31, 2009, the notional principal amount totaled $4,950,000. This instrument was utilized by the Company to minimize significant unplanned fluctuations in earnings and cash flows caused by interest rate volatility. The Company did not adopt hedge accounting under the provision of FASB Statement No 133, Accounting for Derivative Instruments and Hedging
Activities, but rather records the fair market value adjustments through the consolidated statements of operations each period. The associated fair value adjustment within the consolidated statements of operations for the three months ended March 31, 2009 was $21,700 and is recorded as a reduction in interest expense.

     The Company has a $1,731,000 mortgage collateralized by certain real estate. The annual mortgage payment including interest totals $226,000. The mortgage bears interest at a fixed rate of 7% and matures in 2010.

     During fiscal year 2009, the Company anticipates that its capital requirements will be approximately $1 to $2 million. The Company does not usually enter into long term contracts with its major Hospitality segment customers. The Company commits to purchasing inventory from its suppliers based on a combination of internal forecasts and the actual orders from customers. This process, along with good relations with suppliers, minimizes the working capital investment required by the Company. Although the Company lists two major customers, McDonald's and Yum! Brands, it sells to hundreds of individual franchisees of these corporations, each of which is individually responsible for its own debts. These broadly made sales substantially reduce the impact on the Company's liquidity if one individual franchisee reduces the volume of its purchases from the Company in a given year. The Company, based on internal forecasts, believes its existing cash, line of credit facilities and its anticipated operating cash flow will be sufficient to meet its cash requirements through at least the next twelve months. However, the Company may be required, or could elect, to seek additional funding prior to that time. The Company's future capital requirements will depend on many factors including its rate of revenue growth, the timing and extent of spending to support product development efforts, expansion of sales and marketing, the timing of introductions of new products and enhancements to existing products, and market acceptance of its products. The Company cannot assure that additional equity or debt financing will be available on acceptable terms or at all. The Company's sources of liquidity beyond twelve months, in management's opinion, will be its cash balances on hand at that time, funds provided by operations, funds available through its lines of credit and the long-term credit facilities that it can arrange.

Recent Accounting Pronouncements

     In April 2009, the FASB issued FSP FAS 107-1, APB 28-1, "Interim Disclosures About Fair Value of Financial Instruments" ("FSP FAS 107-1, APB 28-1"). FSP FAS 107-1, APB 28-1 requires fair value disclosures in both interim as well as annual financial statements in order to provide more timely information about the effects of current market conditions on financial instruments. FSP FAS 107-1, APB 28-1 is effective for interim and annual periods ending after June 15, 2009 and will be adopted by us in the second quarter of 2009. We currently do not expect adoption of this standard to have a material effect on our consolidated financial position or results of operations.

Critical Accounting Policies

     In our Annual Report on Form 10-K for the year ended December 31, 2008, we disclose accounting policies, referred to as critical accounting policies, that require management to use significant judgment or that require significant estimates. Management regularly reviews the selection and application of our critical accounting policies. There have been no updates to the critical accounting policies contained in our Annual Report on Form 10-K for the year ended December 31, 2008.

Off-Balance Sheet Arrangements

     The Company did not have any off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

INFLATION

     Inflation had little effect on revenues and related costs during the first three months of 2009. Management anticipates that margins will be maintained at acceptable levels to minimize the affects of inflation, if any.

INTEREST RATES

     As of March 31, 2009, the Company has $3.9 million in variable long-term debt and $8.7 million in variable short-term debt. The Company believes that an adverse change in interest rates of 100 basis points would not have a material impact on our business, financial condition, results of operations or cash flows.

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

Item 4. Controls and Procedures

     (a) Evaluation of Disclosure Controls and Procedures.

     Based on an evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2009, the end of the period covered by this Quarterly Report on Form 10-Q (the "Evaluation Date"), conducted under the supervision of and with the participation of the Company's chief executive officer and chief financial officer, such officers have concluded that the Company's disclosure controls and procedures, which are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, are effective as of the Evaluation Date.

     (b) Changes in Internal Control over Financial Reporting.

     There was no change in the Company's internal controls over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, such internal controls over financial reporting.

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

Item 4.  Submission of Matters to a Vote of Security Holders

         None.


Item 5.  Other Information

     On January 6, 2009, PAR Technology Corporation furnished a report on Form 8-K pursuant to Item 5.0 (Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers) and Item 9.01 (Financial Statements and Exhibits) of that Form relating to its appointments of both Gregory T. Cortese to the position of Executive Vice President Office of the Chairman of PAR Technology Corporation and A. Edwin Soladay to the position of President of ParTech, Inc. as presented in a press release of January 6, 2009 and furnished thereto as an exhibit.

     On February 12, 2009, PAR Technology Corporation furnished a report on Form 8-K pursuant to Item 2.02 (Results of Operations and Financial Condition) of that Form relating to its financial information for quarter ended December 31, 2008, as presented in a press release of February 12, 2009 and furnished thereto as an exhibit.

Item 6.  Exhibits

                                List of Exhibits


     Exhibit No.                Description of Instrument
     -----------                -------------------------

     10(iii)(A)          Employment Agreement Between ParTech, Inc.
                         and A. Edwin Soladay

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







Date:  May 11, 2009



                                       RONALD J. CASCIANO
                                       ---------------------------------------
                                       Ronald J. Casciano
                                       Vice President, Chief Financial Officer
                                       and Treasurer

                                  Exhibit Index




Exhibit
-------


10(iii)(A)          Employment Agreement Between ParTech, Inc.
                    E-1 and A. Edwin Soladay

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