Form 10-Q
period 2009-06-30
PAR TECHNOLOGY CORP
filed 2009-08-10
CIK 708821

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q

     [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


       For the Quarter Ended June 30, 2009. Commission File Number 1-9720

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark whether the registrant has submitted electronically and posted on its Corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer" and "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. Large Accelerated Filer [ ] Accelerated Filer [X] Non-Accelerated Filer [ ] (Do not check if a smaller reporting company) Smaller Reporting Company [ ]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

     The number of shares outstanding of registrant's common stock, as of as of July 31, 2009 - 14,605,440 shares.

                           PAR TECHNOLOGY CORPORATION


                                TABLE OF CONTENTS
                                    FORM 10-Q


                                     PART I
                              FINANCIAL INFORMATION


   Item Number

      Item 1.      Financial Statements (unaudited)
                   - Consolidated Statements of Operations for the three and six months ended June 30, 2009 and 2008

                   - Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2009 and 2008

                   -  Consolidated Balance Sheets at
                      June 30, 2009 and December 31, 2008

                   -  Consolidated Statements of Cash Flows
                      for the six months ended June 30, 2009 and 2008

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

      Exhibit Index

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                   PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)


                                                                 For the three months                For the six months
                                                                    ended June 30,                      ended June 30,
                                                          --------------------------------       --------------------------
                                                              2009                2008                2009           2008
                                                          -------------      -------------       ------------     ---------
Net revenues:
     Product                                                $    17,178       $   20,751          $   37,415      $  37,648
     Service                                                     19,065           17,729              39,046         34,144
     Contract                                                    18,216           18,754              38,466         37,549
                                                            -----------       ----------          ----------      ---------
                                                                 54,459           57,234             114,927        109,341
                                                            -----------       ----------          ----------      ---------
Costs of sales:
     Product                                                     11,485           12,612              24,553         22,037
     Service                                                     13,385           12,877              27,862         25,360
     Contract                                                    17,227           17,713              36,463         35,553
                                                            -----------       ----------          ----------      ---------
                                                                 42,097           43,202              88,878         82,950
                                                            -----------       ----------          ----------      ---------

           Gross margin                                          12,362           14,032              26,049         26,391
                                                            -----------       ----------          ----------      ---------
Operating expenses:
     Selling, general and administrative                          8,647            8,742              18,242         17,803
     Research and development                                     3,048            3,890               6,357          8,011
     Amortization of identifiable intangible assets                 368              389                 733            779
                                                            -----------       ----------          ----------      ---------
                                                                 12,063           13,021              25,332         26,593
                                                            -----------       ----------          ----------      ---------

Operating income (loss)                                             299            1,011                 717           (202)
Other income, net                                                   156              229                 263            543
Interest expense                                                    (82)            (121)               (222)          (470)
                                                            -----------       ----------          ----------      ---------
Income (loss) before provision for income taxes                     373            1,119                 758           (129)
(Provision) benefit for income taxes                               (135)            (445)               (273)            58
                                                            -----------       ----------          ----------      ---------
Net income (loss)                                           $       238       $      674          $      485      $     (71)
                                                            ===========       ==========          ==========      =========
Earnings (loss) per share
     Basic                                                  $       .02       $      .05          $      .03      $    (.00)
     Diluted                                                $       .02       $      .05          $      .03      $    (.00)

Weighted average shares outstanding
     Basic                                                       14,501           14,394              14,487         14,386
                                                            ===========       ==========          ==========      =========
     Diluted                                                     14,787           14,798              14,757         14,386
                                                            ===========       ==========          ==========      =========

See notes to unaudited interim consolidated financial statements

                   PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (in thousands)
                                   (unaudited)


                                                                 For the three months                For the six months
                                                                    ended June 30,                      ended June 30,
                                                          --------------------------------       --------------------------
                                                              2009                2008                2009           2008
                                                          -------------      -------------       ------------     ---------

Net income (loss)                                           $       238       $      674          $      485      $     (71)
Other comprehensive income, net of tax:
     Foreign currency translation adjustments                       468              140                 190             36
                                                            -----------       ----------          ----------      ---------
Comprehensive income (loss)                                 $       706       $      814          $      675      $     (35)
                                                            ===========       ==========         ===========      =========































See notes to unaudited interim consolidated financial statements

                   PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)
                                   (unaudited)

                                                          June 30, December 31,
                                                            2009        2008
                                                         ---------- -----------
Assets
Current assets:
     Cash and cash equivalents .......................   $   8,103    $   6,227
     Accounts receivable-net .........................      38,310       53,582
     Inventories-net .................................      41,875       41,132
     Income tax refunds ..............................         240          208
     Deferred income taxes ...........................       5,273        5,301
     Other current assets ............................       2,659        3,588
                                                         ---------    ---------
         Total current assets ........................      96,460      110,038
Property, plant and equipment - net ..................       6,737        6,879
Deferred income taxes ................................         989        1,525
Goodwill .............................................      26,005       25,684
Intangible assets - net ..............................       7,604        8,251
Other assets .........................................       1,583        1,611
                                                         ---------    ---------
           Total Assets ..............................   $ 139,378    $ 153,988
                                                         =========    =========
Liabilities and Shareholders' Equity
Current liabilities:
     Current portion of long-term debt ...............   $   2,830    $   1,079
     Borrowings under lines of credit ................       5,500        8,800
     Accounts payable ................................      10,759       15,293
     Accrued salaries and benefits ...................       7,938        8,360
     Accrued expenses ................................       2,752        3,962
     Customer deposits ...............................       2,276        6,157
     Deferred service revenue ........................      14,363       16,318
                                                         ---------    ---------
         Total current liabilities ...................      46,418       59,969
                                                         ---------    ---------
Long-term debt .......................................       3,600        5,852
                                                         ---------    ---------
Other long-term liabilities ..........................       1,867        1,910
                                                         ---------    ---------
Shareholders' Equity:
     Preferred stock, $.02 par value,
       1,000,000 shares authorized ...................        --           --
     Common stock, $.02 par value,
       29,000,000 shares authorized;
       16,258,195 and 16,189,718 shares issued;
        14,605,440 and 14,536,963 outstanding ........         325          324
     Capital in excess of par value ..................      40,733       40,173
     Retained earnings ...............................      53,153       52,668
     Accumulated other comprehensive loss ............      (1,209)      (1,399)
     Treasury stock, at cost, 1,652,755 shares .......      (5,509)      (5,509)
                                                         ---------    ---------
         Total shareholders' equity ..................      87,493       86,257
                                                         ---------    ---------
           Total Liabilities and Shareholders' Equity    $ 139,378    $ 153,988
                                                         =========    =========


See notes to unaudited interim consolidated financial statements

                   PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                          For the six months ended June 30,
                                                                          ---------------------------------
                                                                                   2009         2008
                                                                               ------------  ---------
Cash flows from operating activities:
    Net income (loss) ........................................................   $    485    $    (71)
    Adjustments to reconcile net income (loss) to net cash
           provided by (used in) operating activities:
         Depreciation and amortization .......................................      2,073       2,045
         Provision for bad debts .............................................        916          48
         Provision for obsolete inventory ....................................      1,037         731
         Equity based compensation ...........................................        371         164
         Deferred income tax .................................................        254         692
         Changes in operating assets and liabilities:
             Accounts receivable .............................................     14,356      (2,008)
             Inventories .....................................................     (1,780)     (1,220)
             Income tax refunds ..............................................        (32)       (831)
             Other current assets ............................................        929         (84)
             Other assets ....................................................         28          21
             Accounts payable ................................................     (4,534)     (5,232)
             Accrued salaries and benefits ...................................       (422)       (633)
             Accrued expenses ................................................     (1,156)       (463)
             Customer deposits ...............................................     (3,881)        191
             Deferred service revenue ........................................     (1,955)        (97)
             Other long-term liabilities .....................................        (43)          4
                                                                                 --------    --------
               Net cash provided by (used in) operating activities ...........      6,646      (6,743)
                                                                                 --------    --------
Cash flows from investing activities:
    Capital expenditures .....................................................       (769)       (695)
    Capitalization of software costs .........................................       (464)       (487)
    Contingent purchase price paid on prior year acquisitions ................        (54)       (156)
    Cash received from voluntary conversion of long-lived other assets .......       --         1,571
                                                                                 --------    --------
                Net cash provided by (used in) investing activities ..........     (1,287)        233
                                                                                 --------    --------
Cash flows from financing activities:
    Net borrowings (repayments) under line-of-credit agreements ..............     (3,300)      5,362
    Payments of long-term debt ...............................................       (501)       (357)
    Proceeds from the exercise of stock options ..............................        190         195
                                                                                 --------    --------
               Net cash provided by (used in) financing activities ...........     (3,611)      5,200
                                                                                 --------    --------
Effect of exchange rate changes on cash and cash equivalents .................        128         236
                                                                                 --------    --------
Net increase/(decrease) in cash and cash equivalents .........................      1,876      (1,074)
Cash and cash equivalents at beginning of period .............................      6,227       4,431
                                                                                 --------    --------
Cash and cash equivalents at end of period ...................................   $  8,103    $  3,357
                                                                                 ========    ========
Supplemental disclosures of cash flow information: Cash paid during the period for:
    Interest                                                                     $    316    $    451
    Income taxes, net of refunds                                                      201          (1)

See notes to unaudited interim consolidated financial statements

                   PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
          NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS


1. The accompanying unaudited interim consolidated financial statements have been prepared by PAR Technology Corporation (the "Company" or "PAR") in accordance with U.S. generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements. Accordingly, these interim financial statements do not include all information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of the Company, such unaudited statements include all adjustments (which comprise only normal recurring accruals) necessary for a fair presentation of the results for such periods. The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results of operations to be expected for any future period. The consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2008 included in the Company's December 31, 2008 Annual Report to the Securities and Exchange Commission on Form 10-K.

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

     In accordance with Financial Accounting Standards Board Statement No. 165, "Subsequent Events," the Company has evaluated subsequent events for recognition or disclosure in the financial statements through the date of issuance, August 10, 2009.

     Certain amounts for prior periods have been reclassified to conform to the current period classification.

2.   Inventories   are  primarily  used  in  the   manufacture  and  service  of
     Hospitality products. The components of inventory, net of related reserves, consist of the following:

                                                  (in thousands)
                                             June 30,      December 31,
                                              2009            2008
                                            --------        --------

          Finished goods .......            $ 9,527         $ 7,761
          Work in process ......              1,519           1,425
          Component parts ......             11,801          13,661
          Service parts ........             19,028          18,285
                                            -------         -------
                                            $41,875         $41,132
                                            =======         =======

     At June 30, 2009 and December 31, 2008, the Company had recorded reserves for shrinkage, excess and obsolete inventory of $3,132,000 and $3,267,000, respectively.

3. The Company applies the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123R Share-Based Payment (SFAS
     123R). This standard requires the Company to measure the cost of employee services received in exchange for equity awards based on the grant date fair value of the awards. The cost is recognized as compensation expense over the vesting period of the awards. Total compensation expense included in operating expenses for the three and six months ended June 30, 2009 was $103,000 and $371,000, respectively. Total compensation expense included in operating expenses for the three and six months ended June 30 2008 was $60,000 and $164,000, respectively. At June 30, 2009, the unrecognized compensation expense related to non-vested option awards was $765,000 (net of estimated forfeitures) which is expected to be recognized as compensation expense in fiscal years 2009 through 2014.

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

     The  following  is  a   reconciliation   of  the  weighted  average  shares
     outstanding for the basic and diluted EPS computations (in thousands, except per share data):

                                                        For the three months ended June 30,
                                                        -----------------------------------
                                                                2009           2008
                                                           ------------   ------------
   Net income ..........................................   $        238   $        674
                                                           ============   ============
   Basic:
        Shares outstanding at beginning of period ......         14,474         14,382
        Weighted average shares issued during the period             27             12
                                                           ------------   ------------
        Weighted average common shares, basic ..........         14,501         14,394
                                                           ============   ============
        Earnings per common share, basic ...............   $        .02   $        .05
                                                           ============   ============

   Diluted:
        Weighted average common shares, basic ..........         14,501         14,394
        Weighted average shares issued during the period             26             11
        Dilutive impact of stock options and
          restricted stock awards ......................            260            393
                                                           ------------   ------------
        Weighted average common shares, diluted ........         14,787         14,798
                                                           ============   ============
        Earnings per common share, diluted .............   $        .02   $        .05
                                                           ============   ============


                                                         For the six months ended June 30,
                                                         ---------------------------------
                                                                2009           2008
                                                           ------------   ------------
   Net income (loss) ...................................   $        485   $        (71)
                                                           ============   ============
   Basic:
        Shares outstanding at beginning of period ......         14,471         14,372
        Weighted average shares issued during the period             16             14
                                                           ------------   ------------
        Weighted average common shares, basic ..........         14,487         14,386
                                                           ============   ============
        Earnings (loss) per common share, basic ........   $        .03   $       (.00)
                                                           ============   ============
   Diluted:
        Weighted average common shares, basic ..........         14,487         14,386
        Weighted average shares issued during the period             14             --
        Dilutive impact of stock options and
          restricted stock awards ......................            256             --
                                                           ------------   ------------
        Weighted average common shares, diluted ........         14,757         14,386
                                                           ============   ============
        Earnings (loss) per common share, diluted ......   $        .03   $       (.00)
                                                           ============   ============


5. In September 2006, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standard FAS No. 157, "Fair Value Measurements". In February 2008, the FASB issued FASB Staff Position 157-2, "Effective Date of FASB Statement No. 157," which provides a one year deferral of the effective date of FAS 157 for non-financial assets and liabilities (such as goodwill), except those that are recognized or disclosed in the Company's financial statements at fair value at least annually. Accordingly, the Company adopted the provisions of FAS 157 only for its financial assets and liabilities effective January 1, 2008, and adopted the provisions of FAS 157 for its non-financial assets and liabilities as of January 1, 2009. FAS 157 defines fair value as the exchange price that would be received for an asset or paid for a liability in the principal or most advantageous market for the asset or liability, in an orderly transaction between market participants. FAS 157 describes a fair value hierarchy based upon three levels of input, which are:

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

     The Company's interest rate swap agreement is valued at the amount the Company would have expected to pay to terminate the agreement. The fair value determination was based upon the present value of expected future cash flows using the LIBOR rate, plus an applicable interest rate spread, a technique classified within Level 2 of the valuation hierarchy described above. At June 30, 2009, the fair value of the Company's interest rate swap included a realized loss of $301,000, and is included as a component of accrued expenses within the consolidated balance sheet. The associated fair value adjustments for the three and six months ended June 30, 2009, respectively, are: $65,800 and $87,600 which are included as decreases to interest expense. The associated fair value adjustments for the three and six months ended June 30, 2008 , respectively, are: $148,000, included as a decrease to interest expense; and $17,000, included as an increase to interest expense.

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

     Information as to the Company's segments is set forth below:

                                                                       (in thousands)
                                                  For the three months                   For the six months
                                                     ended June 30,                        ended June 30,
                                             -------------------------------        --------------------------------
                                                   2009             2008                 2009               2008
                                             -------------------------------        --------------------------------
     Net revenues:
           Hospitality                        $      34,587     $     38,480        $     72,389       $     71,792
           Government                                18,216           18,754              38,466             37,549
           Other                                      1,656                -               4,072                  -
                                              -------------     ------------         -----------       ------------
                 Total                        $      54,459     $     57,234         $   114,927       $    109,341
                                              =============     ============         ===========       ============

      Operating income (loss):
           Hospitality                        $        (580)    $         58        $       (976)      $     (1,981)
           Government                                   938              943               1,876              1,873
           Other                                        (59)              10                (183)               (94)
                                              -------------     ------------        ------------       ------------
                                                        299            1,011                 717               (202)
      Other income, net                                 156              229                 263                543
      Interest expense                                  (82)           (121)                (222)              (470)
                                              -------------     -----------         ------------       ------------
      Income (loss) before provision
        for income taxes                      $         373     $      1,119        $        758       $       (129)
                                              =============     ============        ============       ============

      Depreciation and amortization:
           Hospitality                        $         887     $        900        $      1,839       $      1,807
           Government                                    21               22                  41                 49
           Other                                        120               94                 193                189
                                              -------------     ------------        ------------       ------------
                 Total                        $       1,028     $      1,016        $      2,073       $      2,045
                                              =============     ============        ============       ============

      Capital expenditures:
           Hospitality                        $         323     $        441        $        509       $        543
           Government                                    --               --                  31                 35
           Other                                        152               76                 229                117
                                              -------------     ------------        ------------       ------------
                Total                         $         475     $        517        $        769       $        695
                                              =============     ============        ============       ============

      Revenues by geographic area:
           United States                      $      48,759     $     50,141        $    103,612       $     96,089
           Other Countries                            5,700            7,093              11,315             13,252
                                              -------------     ------------        ------------       ------------
                 Total                        $      54,459     $     57,234        $    114,927       $    109,341
                                              =============     ============        ============       ============


     The following table represents identifiable assets by business segment:

                                         (in thousands)
                                      June 30,     December 31,
                                       2009           2008
                                    ---------       --------
   Identifiable assets:
       Hospitality .........        $118,772        $127,678
       Government ..........          10,774          13,532
       Other ...............           9,832          12,778
                                    --------        --------
   Total ...................        $139,378        $153,988
                                    ========        ========

     The following table presents identifiable assets by geographic area based on the location of the asset:

                                       (in thousands)
                                June 30,            December 31,
                                  2009                  2008
                              -----------           -----------

    United States             $  122,917            $  142,461
    Other Countries               16,461                11,527
                              ----------            ----------
       Total                  $  139,378            $  153,988
                              ==========            ==========


     The following table represents Goodwill by business segment:

                                       (in thousands)
                                June 30,            December 31,
                                  2009                  2008
                              -----------           -----------

    Hospitality               $   25,302            $   24,981
    Government                       703                   703
                              ----------            ----------
       Total                  $   26,005            $   25,684
                              ==========            ==========


     Customers comprising 10% or more of the Company's total revenues are summarized as follows:

                                 For the three months     For the six months
                                    ended June 30,          ended June 30,
                                 ------------------     ---------------------
                                   2009      2008         2009          2008
                                 -------   --------     -------       -------
Restaurant Segment:
     McDonald's Corporation          29%        23%         27%          21%
     YUM! Brands, Inc.               12%        16%         11%          14%
Government Segment:
     Department of Defense           33%        33%         34%          34%
All Others                           26%        28%         28%          31%
                                 -------    -------     -------      -------
                                    100%       100%        100%         100%
                                 =======    =======     =======      =======

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


Overview

     PAR Technology is a leading provider of hospitality technology solutions including software, hardware and professional/lifecycle support services to several industries including: restaurants, hotels/resorts/spas, cruise lines, movie theaters and specialty retailers. In addition, the Company provides the Federal Government, and its agencies, applied technology and technical outsourcing services primarily with the Department of Defense. PAR also provides best of breed tracking systems that focus upon cold chain technologies for road rail, and shipping markets by providing advanced integrated solutions for all types of refrigerated and dry assets.

     The Company's hospitality technology products are used in a variety of applications by thousands of customers. PAR faces competition in all of its markets (restaurants, hotels, spas, etc.) and competes primarily on the basis of product design/features/functions, product quality/reliability, price, customer service, and deployment capability. The most recent trend in the hospitality industry has been to reduce the number of approved vendors in a specific concept to companies that have global capabilities and reach in sales, service and installations, can achieve quality and delivery standards, have multiple product offerings, R&D capability, and can be competitive with their pricing. The Company's international scope as a technology provider to hospitality customers is a strategic competitive advantage as the Company can provide innovative solutions, with significant global reach, to its multinational customers like McDonald's, Yum! Brands, Subway, CKE Restaurants and the Mandarin Oriental Hotel Group. PAR's focus is to provide totally integrated technology products and services with industry leading customer service in the market segments in which it competes. The Company continually initiates new research and development efforts to create innovative technology that meets and exceeds our customers' requirements and also has high probability for broader market appeal and success. PAR's business focuses upon operating efficiencies and controlling costs. This is achieved through investment in modern production technologies, and by managing purchasing processes and functions.

     The Company is currently focusing upon enhancing three distinct areas of its Hospitality segment. First, PAR has been investing in its development of next generation software. Second, the Company is building a highly capable and further reaching distribution channel. Third, as the Company's customers continue their expansion into international markets, PAR is creating a global infrastructure, initially focusing on the Asia/Pacific rim due to the new restaurant growth and concentration of PAR's customers in that region, but also one that will enhance our deployment and support internationally.

     Approximately 34% of the Company's revenues are generated in our Government segment. PAR provides IT and communications support services to the U.S. Department of Defense. The Company also offers its services to several non-military U.S. federal, state and local agencies by providing applied technology including radar, image and signal processing and geospatial services and products. PAR's Government performance rating translates into the Company consistently winning add-on and renewal business, and building long-term client-vendor relationships. PAR can provide its clients the technical expertise necessary to operate and maintain complex technology systems utilized by government agencies.

     PAR's logistics management business continues to realize a positive trend in its results. This past quarter the Company announced a large new customer in KLLM Transport Services. PAR continues to anticipate more acceleration in this business as they expand the customer base. As the market realizes the value proposition associated with the real time use of location and environmental information in both asset management and cargo quality assurance, PAR is well positioned in this emerging market.

     The Company will continue to leverage its core technical capabilities and performance into related technical areas and an expanding customer base. PAR will seek to accelerate this growth through strategic acquisitions of businesses that broaden the Company's technology and/or business base.

Summary

     PAR believes it can continue to be successful in its two core business segments -Hospitality and Government - due to its global capabilities and industry expertise. The majority of the Company's business is in the quick-serve restaurant sector of the hospitality market. In regards to the current economic downturn, PAR believes that this sector will be less impacted by the current slowdown in consumer spending trends than other hospitality sectors. This is a direct correlation to the value and convenience PAR's large quick-service customers can and do provide.

     It has been the Company's experience that their Government business is resistant to economic cycles including reductions in the Federal defense budgets. PAR's I/T outsourcing business focuses on cost-effective operations of technology and telecommunication facilities which must function independent of economic cycles and changing Federal defense budgets.

Results of Operations -- Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

     The Company reported revenues of $54.5 million for the quarter ended June 30, 2009, a decrease of 4.8% from the $57.2 million reported for the quarter ended June 30, 2008. The Company's net income for the quarter ended June 30, 2009 was $238,000, or $.02 diluted earnings per share, compared to net income of $674,000 and a $.05 diluted earnings per share for the same period in 2008.

     Product revenues were $17.2 million for the quarter ended June 30, 2009, a decrease of 17% from the $20.8 million recorded in 2008. This decrease was due to a reduction in sales to certain restaurant concepts as new store rollouts that occurred in 2008 did not recur in 2009. In addition, sales in the Company's luxury hotel, resort and spa software business experienced a decline during the current quarter. These decreases were partially offset by an increase in sales to McDonald's, as well as an increase in sales of the Company's logistics management products to several commercial customers.

     Customer service revenues include installation, software maintenance, training, twenty-four hour help desk support and various depot and on-site service options. Customer service revenues were $19.1 million for the quarter ended June 30, 2009, a 7.5% increase from $17.7 million reported for the same period in 2008. This increase is primarily due to a major service initiative with a large restaurant customer. Also contributing to this growth was an increase in revenue associated with the Company's depot service center as well as service revenue associated with the Company's logistic management business.

     Contract revenues were $18.2 million for the quarter ended June 30, 2009, a decrease of 2.9% when compared to the $18.8 million for the same period in 2008. This decrease was primarily due to timing; more specifically the completion of various contracts prior to the beginning of their replacement contracts.

     Product margins for the quarter ended June 30, 2009 were 33.1%, a decline of 610 basis points from the 39.2% for the same period in 2008. This decrease in margins was mostly due to a shift in product mix as hardware sales increased while software revenue decreased in 2009 when compared to 2008. The lower software revenue was attributable to a drop in table service revenue as the Company fulfilled the requirements of a major customer in 2008.

     Customer service margins were 29.8% for the quarter ended June 30, 2009, an increase of 240 basis points compared to 27.4% for the same period in 2008. Service margins increased primarily due to higher installation revenue from a special initiative with a major restaurant customer as well as higher volume within the depot service center.

     Contract margins were 5.4% for the quarter ended June 30, 2009, a decrease of 20 basis points compared to 5.6% for the same period in 2008. This decrease was due to lower margins on certain new fixed price contracts. The most significant components of contract costs in 2009 and 2008 were labor and fringe benefits. For 2009, labor and fringe benefits were $12.8 million or 77% of contract costs compared to $12.8 million or 72% of contract costs for the same period in 2008.

     Selling, general and administrative expenses for the quarter ended June 30, 2009 were $8.6 million, a decrease of 1% from the $8.7 million for the same period in 2008. This decrease was primarily due to a reduction in sales personnel, partially offset by favorable bad debt recoveries from 2008 that did not recur in 2009.

     Research and development expenses were $3 million for the quarter ended June 30, 2009, a decrease of 21.6% from the $3.9 million for the same period in 2008. The decrease was primarily attributable to cost reductions achieved in outsourcing through the use of strategic restaurant product development relationships. This was partially offset by the Company's continued investment in its logistics management business.

     Amortization of identifiable intangible assets was $368,000 for the quarter ended June 30, 2009, compared to $389,000 for the same period in 2008. This decrease was due to certain intangible assets becoming fully amortized in 2008.

     Other income, net, was $156,000 for the quarter ended June 30, 2009 compared to $229,000 for the same period in 2008. Other income primarily includes rental income and foreign currency gains and losses. The decrease is primarily due to a decline in currency gains.

     Interest expense represents interest charged on the Company's short-term borrowing requirements from banks and from long-term debt. Interest expense was $82,000 for the quarter ended June 30, 2009 as compared to $121,000 for the same period in 2008. The decrease is primarily due to lower interest expense recognized on the Company's interest rate swap agreement that it entered into in September 2007. The decline was also due to lower borrowings and a lower average borrowing rate in 2009 compared to 2008.

     For the quarters ended June 30, 2009 and 2008, the Company's expected effective income tax rate based on projected pre-tax income was 36.2% and 39.8%, respectively. The variance from the federal statutory rate in 2009 was primarily due to state income taxes and various nondeductible expenses partially offset by the research and experimental tax credit. For 2008, the increase in effective tax rate was primarily attributable to the expiration of the Research and Experimental Tax Credit at the end of 2007. Also contributing to the increase in effective tax rate was the taxable portion of the proceeds from the voluntary conversion of a Company-owned life insurance policy in 2008.


Results of Operations -- Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

     The Company reported revenues of $114.9 million for the six months ended June 30, 2009, an increase of 5.1% from the $109.3 million reported for the six months ended June 30, 2008. The Company's net income for the six months ended June 30, 2009 was $485,000, or $.03 diluted earnings per share, compared to a net loss of $71,000 and a ($0.00) diluted net loss per share for the same period in 2008.

     Product revenues were $37.4 million for the six months ended June 30, 2009, a decrease of 1% from the $37.6 million recorded in 2008. This decrease was due to a reduction in sales to certain restaurant concepts as new store rollouts that occurred in 2008 did not recur in 2009. In addition, sales in the Company's luxury hotel, resort and spa software business experienced a decline during the current quarter. These decreases were partially offset by an increase in sales to McDonald's, which have increased 20% globally during the first half of 2009, as well as an increase in sales of the Company's logistics management products to several commercial customers.

     Customer service revenues include installation, software maintenance, training, twenty-four hour help desk support and various depot and on-site service options. Customer service revenues were $39 million for the six months ended June 30, 2009, a 14% increase from $34.1 million reported for the same period in 2008. This increase is primarily due to a major service initiative with a large restaurant customer. Also contributing to this growth was an increase in revenue associated with the Company's depot service center as well as service revenue associated with the Company's logistic management business.

     Contract revenues were $38.5 million for the six months ended June 30, 2009, an increase of 2.4% when compared to the $37.5 million recorded in the same period in 2008. This increase was primarily due to the start of new contracts in the information technology outsourcing area, including the timing of subcontract work and material purchases.

     Product margins for the six months ended June 30, 2009 were 34.4%, a decline of 710 basis points from the 41.5% for the same period in 2008. This decrease in margins was due to a shift in product mix as hardware sales increased while software revenue decreased in 2009 when compared to 2008. The lower software revenue was attributable to a drop in table service revenue as the Company fulfilled the requirements of a major customer in 2008.

     Customer service margins were 28.6% for the six months ended June 30, 2009, an increase of 290 basis points compared to 25.7% for the same period in 2008. Service margins increased primarily due to higher installation revenue from a special initiative with a major restaurant customer as well as an increase in margins earned by the depot service repair center due to higher volume.

     Contract margins were 5.2% for the six months ended June 30, 2009, a decrease of 10 basis points compared to 5.3% for the same period in 2008. This decrease was due to lower margins on certain new fixed price contracts. The most significant components of contract costs in 2009 and 2008 were labor and fringe benefits. For 2009, labor and fringe benefits were $26.3 million or 74% of contract costs compared to $26.4 million or 74% of contract costs for the same period in 2008.

     Selling, general and administrative expenses for the six months ended June 30, 2009 were $18.2 million, an increase of 2.5% from the $17.8 million for the same period in 2008. This increase was primarily due to expenses associated with the Company's logistics management business, partially offset by decreases in selling expenses associated with the Company's restaurant and hotel and spa businesses.

     Research and development expenses were $6.4 million for the six months ended June 30, 2009, a decrease of 20.6% from the $8 million for the same period in 2008. The decrease was primarily attributable to cost reductions achieved in outsourcing through strategic relationships, which was partially offset by the Company's investment in its logistics management business.

     Amortization of identifiable intangible assets was $733,000 for the six months ended June 30, 2009, compared to $779,000 for the same period in 2008. This decrease was due to certain intangible assets becoming fully amortized in 2008.

     Other income, net, was $263,000 for the six months ended June 30, 2009 compared to $543,000 for the same period in 2008. Other income primarily includes rental income and foreign currency gains and losses. The decrease is primarily due to a decline in currency gains.

     Interest expense represents interest charged on the Company's short-term borrowing requirements from banks and from long-term debt. Interest expense was $222,000 for the six months ended June 30, 2009 as compared to $470,000 for the same period in 2008. The decrease is primarily due to lower interest expense recognized on the Company's interest rate swap agreement that it entered into in September 2007. The decline was also due to lower borrowings and a lower average borrowing rate in 2009 compared to 2008.

     For the six months ended June 30, 2009 and 2008, the Company's expected effective income tax rate based on projected pre-tax income was 36% and 45%, respectively. The variance from the federal statutory rate in 2009 was primarily due to state income taxes and various nondeductible expenses partially offset by the research and experimental tax credit. For 2008, the increase in effective tax rate was primarily attributable to the expiration of the Research and Experimental Tax Credit at the end of 2007. Also contributing to the increase in effective tax rate was the taxable portion of the proceeds from the voluntary conversion of a Company-owned life insurance policy in 2008.

Liquidity and Capital Resources

     The Company's primary sources of liquidity have been cash flow from operations and lines of credit with various banks. Cash provided by operations was $6.6 million for the six months ended June 30, 2009 compared to cash used by operations of $6.7 million for 2008. In 2009, cash was generated by collection of accounts receivable partially offset by a decline in accounts payable, accrued expenses and customer deposits. In 2008, cash was impacted by the timing of payments to vendors and a growth in accounts receivable.

     Cash used in investing activities was $1.3 million for the six months ended June 30, 2009 versus cash generated by investing activities of $233,000 for the same period in 2008. In 2009, capital expenditures were $769,000 and were primarily for manufacturing, office and computer equipment. Capitalized software costs relating to software development of Hospitality segment products were $464,000 in 2009. In 2008, the Company received $1.6 million from the voluntary conversion of a Company-owned life insurance policy. In 2008, capital expenditures were $695,000 and were principally for computer equipment. Capitalized software costs relating to software development of Hospitality segment products were $487,000 in 2008.

     Cash used in financing activities was $3.6 million for the six months ended June 30, 2009 versus cash provided of $5.2 million in 2008. In 2009, the Company decreased its short-term borrowings by $3.3 million, decreased its long-term debt by $501,000 and also benefited $190,000 from the exercise of employee stock options. In 2008, the Company increased its short-term bank borrowings by $5.4 million, decreased its long-term debt by $357,000 and benefited $195,000 from the exercise of employee stock options.

     The Company has a credit agreement with a bank under which the Company has a borrowing availability up to $20 million in the form of a line of credit. This agreement allows the Company, at its option, to borrow funds at the LIBOR rate plus the applicable interest rate spread (1.57% at June 30, 2009) or at the bank's prime lending rate plus the applicable interest rate spread (3.25% at June 30, 2009). This agreement expires in June 2011. At June 30, 2009, there was $5.5 million outstanding under this agreement. The weighted average interest rate paid by the Company was 2.21% during the second quarter of 2009. This agreement contains certain loan covenants including leverage and fixed charge coverage ratios. The Company is in compliance with these covenants at June 30, 2009. This credit facility is secured by certain assets of the Company.

     In 2006, the Company borrowed $6 million under an unsecured term loan agreement, executed as an amendment to one of its then bank line of credit agreements, in connection with the asset acquisition of SIVA Corporation. The loan provides for interest only payments in the first year and escalating principal payments through 2012. The loan bears interest at the LIBOR rate plus the applicable interest rate spread (3.25% at June 30, 2009) or at the bank's prime lending rate plus the applicable interest rate spread (1.57% at June 30, 2009). The terms and conditions of the line of credit agreement described in the preceding paragraph also apply to the term loan.

     In September 2007, the Company entered into an interest rate swap agreement associated with the above $6 million loan, with principal and interest payments due through August 2012. At June 30, 2009, the notional principal amount totaled $4.7 million. This instrument was utilized by the Company to minimize significant unplanned fluctuations in earnings and cash flows caused by interest rate volatility. The Company did not adopt hedge accounting under the provision of FASB Statement No 133, Accounting for Derivative Instruments and Hedging
Activities, but rather records the fair market value adjustments through the consolidated statements of operations each period. The associated fair value adjustment for the three and six months ended June 30, 2009, respectively, are:
$65,800 and $87,600 and are included as a decrease to interest expense.

     The Company has a $1.7 million mortgage collateralized by certain real estate. The annual mortgage payment including interest totals $226,000. The mortgage bears interest at a fixed rate of 7% and matures in 2010.

     During fiscal year 2009, the Company anticipates that its capital requirements will be approximately $1 to $2 million. The Company does not enter into long term contracts with its major Hospitality segment customers. The Company commits to purchasing inventory from its suppliers based on a combination of internal forecasts and the actual orders from customers. This process, along with good relations with suppliers, minimizes the working capital investment required by the Company. Although the Company lists two major customers, McDonald's and Yum! Brands, it sells to hundreds of individual franchisees of these corporations, each of which is individually responsible for its own debts. These broadly made sales substantially reduce the impact on the Company's liquidity if one individual franchisee reduces the volume of its purchases from the Company in a given year. The Company, based on internal forecasts, believes its existing cash, line of credit facilities and its anticipated operating cash flow will be sufficient to meet its cash requirements through at least the next twelve months. However, the Company may be required, or could elect, to seek additional funding prior to that time. The Company's future capital requirements will depend on many factors including its rate of revenue growth, the timing and extent of spending to support product development efforts, expansion of sales and marketing, the timing of introductions of new products and enhancements to existing products, and market acceptance of its products. The Company cannot assure that additional equity or debt financing will be available on acceptable terms or at all. The Company's sources of liquidity beyond twelve months, in management's opinion, will be its cash balances on hand at that time, funds provided by operations, funds available through its lines of credit and the long-term credit facilities that it can arrange.

Recently Issued Accounting Pronouncements Not Yet Adopted

     In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles: a replacement of FASB Statement No. 162." This Statement establishes two levels of U.S. generally accepted accounting principles (GAAP) - authoritative and nonauthoritative. The FASB Accounting Standards Codification (ASC) will become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the Securities and Exchange Commission (SEC). SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009, and will be adopted by the Company in the third quarter of 2009. The adoption of SFAS No. 168 will not have any impact on the Company's Consolidated Financial Statements.

     In June 2009, the FASB issued SFAS No. 167, "Amendments to FASB Interpretation No. 46(R)." This Statement requires entities to perform a qualitative analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity. This Statement also requires an ongoing reassessment of variable interests and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary. SFAS No. 167 is effective as of the beginning of an entity's first annual reporting period that begins after November 15, 2009 (the Company's 2010 fiscal year). The Company is currently evaluating the potential impact, if any, of the adoption of SFAS No. 167 on its Consolidated Financial Statements.

Recently Adopted Accounting Pronouncements

     In May 2009, the FASB issued SFAS No. 165, "Subsequent Events." This Statement establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. SFAS No. 165 was effective for interim or annual financial periods ending after June 15, 2009, and the adoption did not have any impact on the Company's Consolidated Financial Statements.

     In April 2009, the FASB issued FSP FAS 107-1, APB 28-1, "Interim Disclosures About Fair Value of Financial Instruments" ("FSP FAS 107-1, APB 28-1"). FSP FAS 107-1, APB 28-1 requires fair value disclosures in both interim as well as annual financial statements in order to provide more timely information about the effects of current market conditions on financial instruments. FSP FAS 107, APB 28-1 was effective for interim and annual periods ending after June 15, 2009 and was adopted by the Company in the second quarter of 2009. The adoption of this standard did not have any impact on the Company's Consolidated Financial Statements.

     In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS 141R"). SFAS 141R, which is broader in scope than SFAS 141, applies to all transactions or other events in which an entity obtains control of one or more businesses, and requires that the acquisition method be used for such transactions or events. SFAS 141R, with limited exceptions, will require an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. This will result in acquisition related costs and anticipated restructuring costs related to the acquisition being recognized separately from the business combination. Additionally, the FASB also issued FSP 141(R)-1 in April 2009, which modified the guidance in SFAS No. 141(R) related to contingent assets and contingent liabilities. SFAS No. 141(R), as modified by FSP 141(R)-1, is required to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (the Company's 2009 fiscal year). The adoption of SFAS No. 141(R), as modified by FSP 141(R)-1, as of January 1, 2009 did not have any impact on the Company's Consolidated Financial Statements.

     In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements" ("SFAS 160"). SFAS 160 amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," and will change the accounting and reporting for noncontrolling interests, which are the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. The Company adopted SFAS No. 160 as of January 1, 2009. The adoption of SFAS No. 160 did not have any impact on the Company's Consolidated Financial Statements.


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

Off-Balance Sheet Arrangements

     The Company does not have any off-balance sheet arrangements.


Item 3. Quantitative and Qualitative Disclosures about Market Risk

INFLATION

     Inflation had little effect on revenues and related costs during the first six months of 2009. Management anticipates that margins will be maintained at acceptable levels to minimize the affects of inflation, if any.


INTEREST RATES

     As of June 30, 2009, the Company has $3.6 million in variable long-term debt and $6.6 million in variable short-term debt. The Company believes that an adverse change in interest rates of 100 basis points would not have a material impact on our business, financial condition, results of operations or cash flows.

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


Item 4. Controls and Procedures

     (a) Evaluation of Disclosure Controls and Procedures.

     Based on an evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2009, the end of the period covered by this Quarterly Report on Form 10-Q (the "Evaluation Date"), conducted under the supervision of and with the participation of the Company's chief executive officer and chief financial officer, such officers have concluded that the Company's disclosure controls and procedures, which are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and designed to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is accumulated and communicated to management including the chief executive and financial officers, as appropriate, to allow timely decisions regarding required disclosures, are effective as of the Evaluation Date.

     (b) Changes in Internal Control over Financial Reporting.

     There was no change in the Company's internal controls over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, such internal controls over financial reporting.

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


Item 4. Submission of Matters to a Vote of Security Holders

     None.


Item 5. Other Information

     On May 1, 2009, PAR Technology Corporation furnished a report on Form 8-K pursuant to Item 2.02 (Results of Operations and Financial Condition) of that Form relating to its financial information for quarter ended March 31, 2009, as presented in a press release of May 1, 2009 and furnished thereto as an exhibit.

     8.01 (Other Events). On May 26, 2009 the Board of Directors approved the recommendation by the Compensation Committee to modify the compensation for non-employee members of the Board, beginning with the 2009 fiscal year, to eliminate the annual grant of Non-Qualified Stock Options representing 2,800 shares of the Company's common stock and provide for the grant of Restricted Stock Awards representing 2,000 shares of the Company's common stock. The Board of Directors also approved the recommendation by the Compensation Committee to provide an additional $1000 annual retainer, beginning with the 2009 fiscal year, to members of the Audit Committee who do not serve as chairman of the Committee.

Item 6.  Exhibits

                                List of Exhibits


       Exhibit No.                 Description of Instrument
       -----------                 -------------------------

         31.1 Certification of Chairman of the Board and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 Certification of Vice President, Chief Financial Officer, Treasurer, and Chief Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1 Certification of Chairman of the Board and Chief Executive Officer and
                            Vice President, Chief Financial Officer,
                            Treasurer, and Chief Accounting Officer
                            Pursuant to 18 U.S.C. Section 1350, as
                            Adopted Pursuant to Section 906 of the
                            Sarbanes-Oxley Act of 2002.

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











                                       PAR TECHNOLOGY CORPORATION
                                       --------------------------
                                               (Registrant)




Date:  August 10, 2009



                                       RONALD J. CASCIANO
                                       ----------------------------------------
                                       Ronald J. Casciano
                                       Vice President, Chief Financial Officer,
                                       Treasurer, and Chief Accounting Officer

                                  Exhibit Index




                                                                      Sequential
                                                                        Page
   Exhibit                                                             Number
   -------                                                             ------

    31.1     Certification of Chairman of the Board                      E-1
             and Chief Executive Officer Pursuant
             to Section 302 of the Sarbanes-Oxley Act of 2002.

    31.2     Certification of Vice President, Chief                      E-2
             Financial Officer, Treasurer, and Chief
             Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

    32.1     Certification of Chairman of the Board                      E-3
             and Chief Executive Officer and
             Vice President, Chief Financial Officer,
             Treasurer, and Chief Accounting Officer
             Pursuant to 18 U.S.C. Section 1350, as
             Adopted Pursuant to Section 906 of the
             Sarbanes-Oxley Act of 2002.