Form 10-Q
period 2009-09-30
PAR TECHNOLOGY CORP
filed 2009-11-09
CIK 708821

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

     [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


     For the Quarter Ended September 30, 2009. Commission File Number 1-9720

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

     The number of shares outstanding of registrant's common stock, as of as of October 31, 2009 - 14,786,940 shares.

                           PAR TECHNOLOGY CORPORATION


                                TABLE OF CONTENTS
                                    FORM 10-Q


                                     PART I
                              FINANCIAL INFORMATION


   Item Number
   -----------

      Item 1.    Financial Statements (unaudited)
                 - Consolidated Statements of Operations for the three and nine months ended September 30, 2009 and 2008

                 - Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2009 and 2008

                 - Consolidated Balance Sheets at September 30, 2009 and December 31, 2008

                 -  Consolidated Statements of Cash Flows
                    for the nine months ended September 30, 2009 and 2008

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

      Exhibit Index

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                   PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)


                                                          For the three months            For the nine months
                                                           ended September 30,             ended September 30,
                                                      ----------------------------   ----------------------------
                                                           2009          2008            2009             2008
                                                      -------------  -------------   ------------    -------------
Net revenues:
     Product ......................................   $     15,222    $     20,918    $     52,637    $     58,566
     Service ......................................         17,011          19,155          56,057          53,299
     Contract .....................................         17,681          17,894          56,147          55,443
                                                      ------------    ------------    ------------    ------------
                                                            49,914          57,967         164,841         167,308
                                                      ------------    ------------    ------------    ------------
Costs of sales:
     Product ......................................         10,025          12,016          34,578          34,053
     Service ......................................         11,886          14,466          39,747          39,826
     Contract .....................................         16,598          16,924          53,062          52,477
                                                      ------------    ------------    ------------    ------------
                                                            38,509          43,406         127,387         126,356
                                                      ------------    ------------    ------------    ------------

           Gross margin ...........................         11,405          14,561          37,454          40,952
                                                      ------------    ------------    ------------    ------------
Operating expenses:
     Selling, general and administrative ..........          8,579           9,121          26,821          26,924
     Research and development .....................          3,771           3,560          10,127          11,571
     Amortization of identifiable intangible assets            371             388           1,104           1,167
                                                      ------------    ------------    ------------    ------------
                                                            12,721          13,069          38,052          39,662
                                                      ------------    ------------    ------------    ------------

Operating income (loss) ...........................         (1,316)          1,492            (598)          1,290
Other income, net .................................             12             216             274             759
Interest expense ..................................           (106)           (275)           (328)           (745)
                                                      ------------    ------------    ------------    ------------
Income (loss) before provision for income taxes ...         (1,410)          1,433            (652)          1,304
(Provision) benefit for income taxes ..............            632            (605)            359            (547)
                                                      ------------    ------------    ------------    ------------
Net income (loss) .................................   $       (778)   $        828    $       (293)            757
                                                      ============    ============    ============    ============
Earnings (loss) per share
     Basic ........................................   $      (0.05)   $        .06    $      (0.02)   $        .05
     Diluted ......................................   $      (0.05)   $        .06    $      (0.02)   $        .05

Weighted average shares outstanding
     Basic ........................................         14,544          14,440          14,506          14,404
                                                      ============    ============    ============    ============
     Diluted ......................................         14,544          14,823          14,506          14,787
                                                      ============    ============    ============    ============

See notes to unaudited interim consolidated financial statements



                   PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (in thousands)
                                   (unaudited)


                                                           For the three months          For the nine months
                                                           ended September 30,            ended September 30,
                                                      ---------------------------    -----------------------------
                                                          2009            2008           2009            2008
                                                      ------------    -----------    ------------    -------------

Net income (loss)                                     $       (778)   $        828    $       (293)   $        757
Other comprehensive income, net of tax:
  Foreign currency translation adjustments                     677            (781)            867            (745)
                                                      ------------    ------------    ------------    ------------

Comprehensive income (loss)                           $       (101)   $         47     $       574    $         12
                                                      ============    ============     ===========    ============































See notes to unaudited interim consolidated financial statements

                   PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)
                                   (unaudited)

                                                    September 30,  December 31,
                                                        2009          2008
                                                     ----------    ---------
Assets
Current assets:
     Cash and cash equivalents ......................   $   4,859    $   6,227
     Accounts receivable-net ........................      37,147       53,582
     Inventories-net ................................      40,125       41,132
     Income tax refunds .............................         767          208
     Deferred income taxes ..........................       5,786        5,301
     Other current assets ...........................       3,193        3,588
                                                        ---------    ---------
         Total current assets .......................      91,877      110,038
Property, plant and equipment - net .................       6,523        6,879
Deferred income taxes ...............................         647        1,525
Goodwill ............................................      26,383       25,684
Intangible assets - net .............................       7,366        8,251
Other assets ........................................       1,721        1,611
                                                        ---------    ---------
           Total Assets .............................   $ 134,517    $ 153,988
                                                        =========    =========
Liabilities and Shareholders' Equity
Current liabilities:
     Current portion of long-term debt ..............   $   1,402    $   1,079
     Borrowings under lines of credit ...............       3,000        8,800
     Accounts payable ...............................       8,834       15,293
     Accrued salaries and benefits ..................       7,866        8,360
     Accrued expenses ...............................       3,144        3,962
     Customer deposits ..............................       2,098        6,157
     Deferred service revenue .......................      13,582       16,318
                                                        ---------    ---------
         Total current liabilities ..................      39,926       59,969
                                                        ---------    ---------
Long-term debt ......................................       4,863        5,852
                                                        ---------    ---------
Other long-term liabilities .........................       2,092        1,910
                                                        ---------    ---------
Shareholders' Equity:
     Preferred stock, $.02 par value,
       1,000,000 shares authorized ..................        --           --
     Common stock, $.02 par value,
       29,000,000 shares authorized;
       16,349,845 and 16,189,718 shares issued;
       14,697,090 and 14,536,963 outstanding ........         327          324
     Capital in excess of par value .................      40,975       40,173
     Retained earnings ..............................      52,375       52,668
     Accumulated other comprehensive loss ...........        (532)      (1,399)
     Treasury stock, at cost, 1,652,755 shares ......      (5,509)      (5,509)
                                                        ---------    ---------
         Total shareholders' equity .................      87,636       86,257
                                                        ---------    ---------
           Total Liabilities and Shareholders' Equity   $ 134,517    $ 153,988
                                                        =========    =========


See notes to unaudited interim consolidated financial statements

                   PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)
                                                                        For the nine months
                                                                          ended September 30,
                                                                       -----------------------
                                                                          2009          2008
                                                                       ----------    ---------
Cash flows from operating activities:
    Net income (loss) ................................................   $   (293)   $    757
    Adjustments to reconcile net income (loss) to net cash
           provided by (used in) operating activities:
         Depreciation and amortization ...............................      2,946       3,064
         Provision for bad debts .....................................      1,237         374
         Provision for obsolete inventory ............................      1,584       1,900
         Equity based compensation ...................................        505         285
         Deferred income tax .........................................       (166)        608
         Changes in operating assets and liabilities:
             Accounts receivable .....................................     15,478      (3,630)
             Inventories .............................................       (430)     (4,219)
             Income tax refunds ......................................       (368)       (544)
             Other current assets ....................................        343        (523)
             Other assets ............................................       (110)        153
             Accounts payable ........................................     (6,495)     (2,530)
             Accrued salaries and benefits ...........................       (587)       (977)
             Accrued expenses ........................................       (752)        369
             Customer deposits .......................................     (4,060)       (119)
             Deferred service revenue ................................     (2,810)       (532)
             Other long-term liabilities .............................        182        (148)
                                                                         --------    --------
               Net cash provided by (used in) operating activities ...      6,204      (5,712)
                                                                         --------    --------
Cash flows from investing activities:
    Capital expenditures .............................................     (1,045)       (939)
    Capitalization of software costs .................................       (553)       (641)
    Contingent purchase price paid on prior year acquisitions ........        (54)       (156)
    Cash received from voluntary conversion of long-lived other assets       --         1,571
                                                                         --------    --------
               Net cash provided by (used in) investing activities ...     (1,652)       (165)
                                                                         --------    --------
Cash flows from financing activities:
    Net borrowings (repayments) under line-of-credit agreements ......     (5,800)      5,041
    Payments of long-term debt .......................................       (666)       (415)
    Proceeds from the exercise of stock options ......................        300         480
    Excess tax benefit of stock options exercises ....................       --            41
                                                                         --------    --------
               Net cash provided by (used in) financing activities ...     (6,166)      5,147
                                                                         --------    --------
Effect of exchange rate changes on cash and cash equivalents .........        246        (809)
                                                                         --------    --------
Net decrease in cash and cash equivalents ............................     (1,368)     (1,539)
Cash and cash equivalents at beginning of period .....................      6,227       4,431
                                                                         --------    --------
Cash and cash equivalents at end of period ...........................   $  4,859    $  2,892
                                                                         ========    ========

Supplemental  disclosures of cash flow information:
Cash paid during the period for:

    Interest .........................................................   $    443    $    636
    Income taxes, net of refunds .....................................        449         437

See notes to unaudited interim consolidated financial statements

                   PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
          NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS


1. The accompanying unaudited interim consolidated financial statements have been prepared by PAR Technology Corporation (the "Company" or "PAR") in accordance with U.S. generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements. Accordingly, these interim financial statements do not include all information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of the Company, such unaudited statements include all adjustments (which comprise only normal recurring accruals) necessary for a fair presentation of the results for such periods. The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results of operations to be expected for any future period. The consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2008 included in the Company's December 31, 2008 Annual Report to the Securities and Exchange Commission on Form 10-K.

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

     Effective July 1, 2009, the Company adopted Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 105-10 "The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162." ASC 105-10 establishes the FASB ASC as the source of authoritative accounting principles recognized by the FASB to be applied in preparation of financial statements in conformity with U.S. generally accepted accounting principles
     (GAAP). The adoption of the Codification did not change previous GAAP and had no impact on the Company's consolidated financial position and results of operations. All prior references to previous GAAP in the Company's consolidated financial statements were updated for the new references under the Codification.

     The Company has evaluated subsequent events for recognition or disclosure in the financial statements through the date of issuance, November 9, 2009.

     Certain amounts for prior periods have been reclassified to conform to the current period classification.

2.   Inventories   are  primarily  used  in  the   manufacture  and  service  of
     Hospitality products. The components of inventory, net of related reserves, consist of the following:

                                                  (in thousands)
                                                  --------------
                                            September 30,  December 31,
                                                2009           2008
                                              --------      --------

               Finished goods ..........      $ 9,337        $ 7,761
               Work in process .........        1,730          1,425
               Component parts .........       10,803         13,661
               Service parts ...........       18,255         18,285
                                              -------        -------
                                              $40,125        $41,132
                                              =======        =======

     At September 30, 2009 and December 31, 2008, the Company had recorded reserves for shrinkage, excess and obsolete inventory of $3,190,000 and $3,267,000, respectively.

3. The Company applies the fair value recognition provisions of ASC Topic 718. Total compensation expense included in operating expenses for the three and nine months ended September 30, 2009 was $135,000 and $505,000, respectively. Total compensation expense included in operating expenses for the three and nine months ended September 30, 2008 was $121,000 and $285,000, respectively. At September 30, 2009, the unrecognized compensation expense related to non-vested equity awards was $974,000 (net of estimated forfeitures) which is expected to be recognized as compensation expense in fiscal years 2009 through 2014.

4. Earnings per share is calculated in accordance with ASC Topic 260, which specifies the computation, presentation and disclosure requirements for earnings per share (EPS). It requires the presentation of basic and diluted EPS. Basic EPS excludes all dilution and is based upon the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock.

     The  following  is  a   reconciliation   of  the  weighted  average  shares
     outstanding for the basic and diluted EPS computations (in thousands, except per share data):

                                                           For the three months
                                                            ended September 30,
                                                        ----------------------------
                                                             2009           2008
                                                        ------------    ------------
Net income                                              $       (778)   $        828
                                                        ============    ============
Basic:
     Shares outstanding at beginning of period ......         14,535          14,418
     Weighted average shares issued during the period              9              22
                                                        ------------    ------------
     Weighted average common shares, basic ..........         14,544          14,440
                                                        ============    ============
     Earnings (loss) per common share, basic ........   $       (.05)   $        .06
                                                        ============    ============

Diluted:
     Weighted average common shares, basic ..........         14,544          14,440
     Weighted average shares issued during the period           --                22
     Dilutive impact of stock options and
       restricted stock awards ......................           --               361
                                                        ------------    ------------
     Weighted average common shares, diluted ........         14,544          14,823
                                                        ============    ============
     Earnings (loss) per common share, diluted ......   $       (.05)   $        .06
                                                        ============    ============


                                                           For the nine months
                                                            ended September 30,
                                                        ----------------------------
                                                             2009           2008
                                                        ------------    ------------
Net income (loss) ...................................   $       (293)   $        757
                                                        ============    ============
Basic:
     Shares outstanding at beginning of period ......         14,471          14,372
     Weighted average shares issued during the period             35              32
                                                        ------------    ------------
     Weighted average common shares, basic ..........         14,506          14,404
                                                        ============    ============
     Earnings (loss) per common share, basic ........   $       (.02)   $        .05
                                                        ============    ============
Diluted:
     Weighted average common shares, basic ..........         14,506          14,404
     Weighted average shares issued during the period           --                32
     Dilutive impact of stock options and
       restricted stock awards ......................           --               351
                                                        ------------    ------------
     Weighted average common shares, diluted ........         14,506          14,787
                                                        ============    ============
     Earnings (loss) per common share, diluted ......   $       (.02)   $        .05
                                                        ============    ============


5. The Company utilizes the fair value provisions of ASC Topic 820. ASC Topic 820 describes a fair value hierarchy based upon three levels of input, which are:

     Level 1 - quoted prices in active markets for identical assets or liabilities (observable)
     Level 2 - inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in inactive markets, or other inputs that are observable market data for essentially the full term of the asset or liability (observable)
     Level 3 - unobservable inputs that are supported by little or no market activity, but are significant to determining the fair value of the asset or liability (unobservable)

     The Company's interest rate swap agreement is valued at the amount the Company would have expected to pay to terminate the agreement. The fair value determination was based upon the present value of expected future cash flows using the LIBOR rate, plus an applicable interest rate spread, a technique classified within Level 2 of the valuation hierarchy described above. At September 30, 2009, the fair value of the Company's interest rate swap included a realized loss of $283,000, and is included as a component of accrued expenses within the Consolidated Balance Sheet. The associated fair value adjustments for the three and nine months ended September 30, 2009, respectively, are: $18,000 and $105,000 which are included as decreases to interest expense. The associated fair value adjustments for the three and nine months ended September 30, 2008, respectively, are:
     $1,000 included as a decrease to interest expense; and $16,200 included as an increase to interest expense.

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

         Information as to the Company's segments is set forth below:

                                                  (in thousands)
                                   For the three months      For the nine months
                                    ended September 30,       ended September 30,
                                  ----------------------    ----------------------
                                     2009        2008          2009         2008
                                  ----------------------    ----------------------
Net revenues:
     Hospitality ..............   $  31,305    $  40,073    $ 103,695    $ 111,865
      Government ..............      17,340       17,894       55,376       55,443
     Other ....................       1,269         --          5,770         --
                                  ---------    ---------    ---------    ---------
           Total ..............   $  49,914    $  57,967    $ 164,841    $ 167,308
                                  =========    =========    =========    =========

Operating income (loss):
     Hospitality ..............   $  (2,004)   $     763    $  (2,980)   $  (1,218)
     Government ...............         972          920        2,848        2,793
     Other ....................        (284)        (191)        (466)        (285)
                                  ---------    ---------    ---------    ---------
                                     (1,316)       1,492         (598)       1,290
Other income, net .............          12          216          274          759
Interest expense ..............        (106)        (275)        (328)        (745)
                                  ---------    ---------    ---------    ---------
 Income (loss) before provision
  for income taxes ............   $  (1,410)   $   1,433    $    (652)   $   1,304
                                  =========    =========    =========    =========

Depreciation and amortization:
     Hospitality ..............   $     753    $     908    $   2,592    $   2,715
     Government ...............          17           22           58           72
     Other ....................         103           89          296          277
                                  ---------    ---------    ---------    ---------
            Total .............   $     873    $   1,019    $   2,946    $   3,064
                                  =========    =========    =========    =========

Capital expenditures:
     Hospitality ..............   $     256    $     244    $     765    $     814
     Government ...............        --           --             31           35
     Other ....................          20         --            249           90
                                  ---------    ---------    ---------    ---------
           Total ..............   $     276    $     244    $   1,045    $     939
                                  =========    =========    =========    =========

Revenues by geographic area:
     United States ............   $  44,690    $  50,978    $ 148,302    $ 147,067
     Other Countries ..........       5,224        6,989       16,539       20,241
                                  ---------    ---------    ---------    ---------
            Total .............   $  49,914    $  57,967    $ 164,841    $ 167,308
                                  =========    =========    =========    =========


     The following table represents identifiable assets by business segment:

                                                 (in thousands)
                                          September 30,    December 31,
                                               2009             2008
                                         --------------    ------------
                  Identifiable assets:
                      Hospitality ....      $110,860         $127,678
                      Government .....        11,915           13,532
                      Other ..........        11,742           12,778
                                            --------         --------
                           Total .....      $134,517         $153,988
                                            ========         ========

     The following table presents identifiable assets by geographic area based on the location of the asset:

                                                 (in thousands)
                                          September 30,    December 31,
                                              2009            2008
                                          ------------     ----------

               United States .......        $117,816        $142,461
               Other Countries .....          16,701          11,527
                                            --------        --------
                      Total ........        $134,517        $153,988
                                            ========        ========


     The following table represents Goodwill by business segment:

                                                 (in thousands)
                                          September 30,    December 31,
                                              2009            2008
                                          ------------     ----------

               Hospitality .........        $ 25,680        $ 24,981
               Government ..........             703             703
                                            --------        --------
                      Total ........        $ 26,383        $ 25,684
                                            ========        ========


     Customers comprising 10% or more of the Company's total revenues are summarized as follows:

                                 For the three months     For the nine months
                                  ended September 30,      ended September 30,
                                  ------------------      ------------------
                                    2009       2008        2009        2008
                                  -------    -------      ------      ------

 Restaurant Segment:
     McDonald's Corporation         22%         25%         25%         22%
     YUM! Brands, Inc. ....         14%         16%         12%         15%
 Government Segment:
     Department of Defense          36%         31%         34%         33%
 All Others ................        28%         28%         29%         30%
                                   ---         ---         ---         ---
                                   100%        100%        100%        100%
                                   ===         ===         ===         ===

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statement

     This document contains  "forward-looking  statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. Any statements in this document that do not describe historical facts are forward-looking statements. Forward-looking statements in this document (including forward-looking statements regarding the continued health of the Hospitality industry, future information technology outsourcing opportunities, changes in contract funding by the U.S. Government, the impact of current world events on our results of operations, the effects of inflation on our margins, and the effects of interest rate and foreign currency fluctuations on our results of operations) are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. When we use words such as "intend," "anticipate," "believe," "estimate," "plan," "will," or "expect", we are making forward-looking statements. We believe that the assumptions and expectations reflected in such forward-looking statements are reasonable, based on information available to us on the date hereof, but we cannot assure you that these assumptions and expectations will prove to have been correct or that we will take any action that we presently may be planning. We have disclosed certain important factors that could cause our actual future results to differ materially from our current expectations, including a decline in the volume of purchases made by one or a group of our major customers; risks in technology development and commercialization; risks of downturns in economic conditions generally, and in the quick-service sector of the hospitality market specifically; risks associated with government contracts; risks associated with competition and competitive pricing pressures; and risks related to foreign operations. Forward-looking statements made in connection with this report are necessarily qualified by these factors. We are not undertaking to update or revise publicly any forward-looking statements if we obtain new information or upon the occurrence of future events or otherwise.

Overview

     PAR Technology is a leading provider of hospitality technology solutions that includes software, hardware and professional/lifecycle support services to several industries including: restaurants, hotels/resorts/spas, cruise lines, movie theaters and specialty retailers. In addition, the Company provides applied technology and technical outsourcing services primarily to the U.S. Department of Defense. PAR also provides best of breed technical tracking systems that focus upon "cold chain" shipping and logistics for road, rail, and transit markets by providing advanced integrated solutions for all types of refrigerated and dry assets.

     The Company's hospitality technology products are used in a variety of applications by thousands of customers. PAR faces competition in all of its markets (restaurants, hotels, spas, etc.) and competes primarily on the basis of product design, features, functions, product quality, reliability, price, customer service and deployment capability. The most recent trend in the hospitality industry has been to reduce the number of approved vendors in a specific concept to companies that have global capabilities and reach in sales, service and deployment, can achieve quality and delivery standards, have multiple product offerings, R&D capability, and can be competitive with their pricing. The Company's international scope as a technology provider to hospitality customers is a strategic competitive advantage as the Company provides innovative solutions, with significant global reach to its multinational customers like McDonald's, Yum! Brands, Subway, CKE Restaurants and the Mandarin Oriental Hotel Group. PAR's focus is to provide completely integrated technology products and services with industry leading customer service in the market segments in which it competes. The Company continually initiates new research and development efforts to create innovative technology to meet our customers' requirements and also has high probability for broader market appeal and success. PAR's business focuses upon operating efficiencies and controlling costs.

     The economic conditions in late 2008 and year-to-date 2009 and the volatility in the financial markets in late 2008 and 2009, both in the U.S. and in many other countries where the Company operates, have contributed and may continue to contribute to higher unemployment levels, decreased consumer spending, reduced credit availability and/or declining business and consumer confidence. In regards to the current economic downturn, the QSR market continues to be strong for the large international companies, however, the Company has seen an impact on the regional QSR organizations whose business is slowing because of higher unemployment and lack of consumer confidence in specific domestic regions. These smaller businesses are also struggling to access affordable capital in the tight credit markets. Such conditions have had and could continue to have an impact on the markets in which the Company's customers operate, which could result in a reduction of sales, operating income and cash flows. These factors could also have a material adverse impact on the Company's significant estimates, specifically the fair value of the Company's reporting units used in support of its annual goodwill impairment test, which will be conducted in the fourth quarter, and may ultimately result in an impairment charge. However, even with the difficult environment, the Company remains optimistic about its prospects for recovery. The Company expects one of its large international customers to embark upon an aggressive upgrade to their in-store technology. In addition the Company is observing an improvement in the pipeline of business with its second tier customers.

     The Company is currently focusing upon enhancing three distinct areas of its Hospitality segment. First, PAR has been investing in its development of next generation software. Second, the Company is building a highly capable and further reaching distribution channel. Third, as the Company's customers continue their expansion into international markets, PAR is creating a global infrastructure, initially focusing on the Asia/Pacific rim due to the new restaurant growth and concentration of PAR's customers in that region, but also one that will enhance our deployment and support globally.

     Approximately 34% of the Company's revenues are generated in our Government segment. PAR provides IT and communications support services to the U.S. Department of Defense. The performance rating of PAR's Government segment translates into consistently winning add-on and renewal business and building long-term client-vendor relationships. PAR provides its clients the technical expertise necessary to operate and maintain complex technology systems utilized by government agencies.

     PAR's logistics management business continues to grow its business. During 2009, the Company announced several new contracts including KLLM Transport Services, CR England and Hapag-Lloyd AG. PAR continues to expand its customer base in the cold chain and dry van markets. As the market recognizes the value proposition associated with the real time use of location and environmental information in both asset management and cargo quality assurance, PAR is well positioned in this emerging market.

     The Company will continue to leverage its core technical capabilities and performance into related technical areas and an expanding customer base. PAR will seek to accelerate this growth through strategic acquisitions of businesses that broaden the Company's technology and/or business base.

Summary

     PAR believes it can be successful in its two core business segments - Hospitality and Government - due to its global capabilities and industry expertise. The majority of the Company's business is in the quick-serve restaurant sector of the hospitality market. In regards to the current economic downturn, the QSR market continues to be strong for the large international companies, however, the Company has seen an impact on the regional QSR organizations whose business is slowing because of higher unemployment and lack of consumer confidence in specific domestic regions. These smaller businesses are also struggling to access affordable capital in the tight credit markets. However, even with the difficult environment, the Company remains optimistic about its prospects for recovery. The Company expects one of its large international customers to embark upon an aggressive upgrade to their in-store technology. In addition the Company is observing an improvement in the pipeline of business with its second tier customers.

     It has been the Company's experience that its Government business is resistant to economic cycles including reductions in the Federal defense budgets. PAR's I/T outsourcing business focuses on cost-effective operations of technology and telecommunication facilities which must function independent of economic cycles and changing Federal defense budgets.


Results of Operations -- Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

     The Company reported revenues of $49.9 million for the quarter ended September 30, 2009, a decrease of 13.9% from the $58 million reported for the quarter ended September 30, 2008. The Company's net loss for the quarter ended September 30, 2009 was $778,000, or $.05 diluted loss per share, compared to net income of $828,000 and a $.06 diluted earnings per share for the same period in 2008.

     Product revenues were $15.2 million for the quarter ended September 30, 2009, a decrease of 27.2% from the $20.9 million recorded in 2008. This decrease was due to a reduction in sales to certain restaurant concepts as new store rollouts that occurred in 2008 did not recur in 2009. In addition, sales in the Company's luxury hotel, resort and spa software business experienced a decline during the current quarter. These decreases were partially offset by an increase in sales of the Company's logistics management products to several commercial customers.

     Customer service revenues include installation, software maintenance, training, twenty-four hour help desk support and various depot and on-site service options. Customer service revenues were $17.0 million for the quarter ended September 30, 2009, an 11.2% decrease from $19.2 million reported for the same period in 2008. This decrease is primarily due to a decline in installation revenue resulting from the overall decrease in product sales as well as a decrease associated with the completion of a major service initiative with a large restaurant customer, completed in the second quarter of 2009. Partially offsetting these decreases are increases in revenue associated with the Company's depot service center as well as service revenue associated with the Company's logistic management business.

     Contract revenues were $17.7 million for the quarter ended September 30, 2009, a decrease of 1% when compared to the $17.9 million for the same period in 2008. This decrease was primarily due to timing; more specifically the completion of various contracts prior to the beginning of their replacement contracts.

     Product margins for the quarter ended September 30, 2009 were 34.1%, a decline from 42.6% for the same period in 2008. This decrease in margins was mostly due to a shift in product mix as well as a decrease in software revenue in 2009 when compared to 2008.

     Customer service margins were 30.1% for the quarter ended September 30, 2009, compared to 24.5% for the same period in 2008. Service margins increased primarily due to higher volume within the Company's depot service center as well as through the execution of cost reduction strategies in the customer service organization.

     Contract margins were 6.1% for the quarter ended September 30, 2009, compared to 5.4% for the same period in 2008. This increase was due to higher margins on certain new fixed price contracts. The most significant components of contract costs in 2009 and 2008 were labor and fringe benefits. For 2009, labor and fringe benefits were $12.3 million or 74% of contract costs compared to $12.9 million or 76% of contract costs for the same period in 2008.

     Selling, general and administrative expenses for the quarter ended September 30, 2009 were $8.6 million, a decrease of 5.9% from the $9.1 million for the same period in 2008. This decrease was primarily due to a reduction in sales personnel in the Company's restaurant and hotel and spa businesses, partially offset by an increase in expense associated with the Company's logistic management business.

     Research and development expenses were $3.8 million for the quarter ended September 30, 2009, an increase of 5.9% from the $3.6 million for the same period in 2008. The increase was primarily attributable to an increase in investment in the Company's luxury hotel, resort and spa software business as well as the continued investment in its logistics management business. These increases were partially offset by cost reductions achieved in outsourcing through the use of strategic restaurant product development relationships.

     Amortization of identifiable intangible assets was $371,000 for the quarter ended September 30, 2009, compared to $388,000 for the same period in 2008. This decrease was due to certain intangible assets becoming fully amortized in 2008.

     Other income, net, was $12,000 for the quarter ended September 30, 2009 compared to $216,000 for the same period in 2008. Other income primarily includes rental income and foreign currency gains and losses. The decrease is primarily due to a decline in foreign currency gains.

     Interest expense represents interest charged on the Company's short-term borrowing requirements from banks and from long-term debt. Interest expense was $106,000 for the quarter ended September 30, 2009 as compared to $275,000 for the same period in 2008. The decrease is primarily due to lower borrowings and a lower average borrowing rate in 2009 compared to 2008.

     For the quarters ended September 30, 2009 and 2008, the Company's expected effective income tax rate based on projected pre-tax income was 44.8% and 42.2%, respectively. The variance from the federal statutory rate in 2009 was primarily due to state income taxes and various nondeductible expenses partially offset by the research and experimental tax credit. For 2008, the increase in effective tax rate was primarily attributable to the expiration of the research and experimental tax credit at the end of 2007. Also contributing to the increase in effective tax rate was the taxable portion of the proceeds from the voluntary conversion of a Company-owned life insurance policy in 2008.

Results of Operations -- Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

     The Company reported revenues of $164.8 million for the nine months ended September 30, 2009, a decrease of 1.5% from the $167.3 million reported for the nine months ended September 30, 2008. The Company's net loss for the nine months ended September 30, 2009 was $293,000, or $.02 diluted loss per share, compared to net income of $757,000 or $.05 diluted earnings per share for the same period in 2008.

     Product revenues were $52.6 million for the nine months ended September 30, 2009, a decrease of 10.1% from the $58.6 million recorded in 2008. This decrease was due to a reduction in sales to certain restaurant concepts as new store rollouts that occurred in 2008 did not recur in 2009. In addition, sales in the Company's luxury hotel, resort and spa software business experienced a decline during the current quarter. These decreases were partially offset by an increase in sales of the Company's logistics management products to several commercial customers.

     Customer service revenues include installation, software maintenance, training, twenty-four hour help desk support and various depot and on-site service options. Customer service revenues were $56.1 million for the nine months ended September 30, 2009, a 5.2% increase from $53.3 million reported for the same period in 2008. This increase is primarily due to a major service initiative with a large restaurant customer. Also contributing to this growth was an increase in revenue associated with the Company's depot service center as well as service revenue associated with the Company's logistic management business.

     Contract revenues were $56.1 million for the nine months ended September 30, 2009, an increase of 1.3% when compared to the $55.4 million recorded in the same period in 2008. This increase was primarily due to the start of new contracts in the information technology outsourcing area, including the timing of subcontract work and material purchases.

     Product margins for the nine months ended September 30, 2009 were 34.3%, a decline from 41.9% for the same period in 2008. This decrease in margins was due to a shift in product mix as hardware sales increased while software revenue decreased in 2009 when compared to 2008. The lower software revenue was attributable to a drop in table service revenue as the Company fulfilled the requirements of a major customer in 2008.

     Customer service margins were 29.1% for the nine months ended September 30, 2009, an increase compared to 25.3% for the same period in 2008. Service margins increased primarily due to higher installation revenue from a special initiative with a major restaurant customer as well as through the Company's execution of its cost reduction strategy throughout the service organization. Additionally, service margins were favorably impacted by margins earned by the depot service repair center due to higher volume.

     Contract margins were 5.5% for the nine months ended September 30, 2009, an increase compared to 5.3% for the same period in 2008. This increase was due to higher margins on certain new fixed price contracts. The most significant components of contract costs in 2009 and 2008 were labor and fringe benefits. For 2009, labor and fringe benefits were $38.7 million or 73% of contract costs compared to $39.3 million or 75% of contract costs for the same period in 2008.

     Selling, general and administrative expenses for the nine months ended September 30, 2009 were $26.8 million, relatively unchanged from the $26.9 million for the same period in 2008. This change was due to a reduction in sales personnel in the Company's restaurant and hotel and spa businesses, partially offset by an increase in expense associated with the Company's logistic management business.

     Research and development expenses were $10.1 million for the nine months ended September 30, 2009, a decrease of 12.5 % from the $11.6 million for the same period in 2008. The decrease was primarily attributable to cost reductions achieved in outsourcing through strategic relationships, which was partially offset by the Company's investment in its logistics management business.

     Amortization of identifiable intangible assets was $1.1 million for the nine months ended September 30, 2009, compared to $1.2 million for the same period in 2008. This decrease was due to certain intangible assets becoming fully amortized in 2008.

     Other income, net, was $274,000 for the nine months ended September 30, 2009 compared to $759,000 for the same period in 2008. Other income primarily includes rental income and foreign currency gains and losses. The decrease is primarily due to a decline in foreign currency gains.

     Interest expense represents interest charged on the Company's short-term borrowing requirements from banks and from long-term debt. Interest expense was $328,000 for the nine months ended September 30, 2009 as compared to $745,000 for the same period in 2008. The decrease is primarily due to lower interest expense recognized on the Company's interest rate swap agreement that it entered into in September 2007. The decline was also due to lower borrowings and a lower average borrowing rate in 2009 compared to 2008.

     For the nine months ended September 30, 2009 and 2008, the Company's expected effective income tax rate based on projected pre-tax income was 55.1% and 41.9%, respectively. The variance from the federal statutory rate in 2009 was primarily due to state income taxes and various nondeductible expenses partially offset by the research and experimental tax credit. For 2008, the increase in effective tax rate was primarily attributable to the expiration of the research and experimental tax credit at the end of 2007. Also contributing to the increase in effective tax rate was the taxable portion of the proceeds from the voluntary conversion of a Company-owned life insurance policy in 2008.

Liquidity and Capital Resources

     The Company's primary sources of liquidity have been cash flow from operations and lines of credit with various banks. Cash provided by operations was $6.2 million for the nine months ended September 30, 2009 compared to cash used by operations of $5.7 million for 2008. In 2009, cash was generated by collection of accounts receivable partially offset by a decline in accounts payable, customer deposits, and deferred service revenue. In 2008, cash was impacted by the timing of payments to vendors and a growth in accounts receivable and inventory.

     Cash used in investing activities was $1.7 million for the nine months ended September 30, 2009 versus cash used in investing activities of $165,000 for the same period in 2008. In 2009, capital expenditures were $1 million and were primarily for manufacturing, office and computer equipment. Capitalized software costs relating to software development of Hospitality segment products were $553,000 in 2009. In 2008, capital expenditures were $939,000 and were principally for computer equipment. Capitalized software costs relating to software development of Hospitality segment products were $641,000 in 2008. Additionally, in 2008 the Company received $1.6 million from the voluntary conversion of a Company-owned life insurance policy.

     Cash used in financing activities was $6.2 million for the nine months ended September 30, 2009 versus cash provided of $5.1 million in 2008. In 2009, the Company decreased its short-term borrowings by $5.8 million, decreased its long-term debt by $666,000 and also benefited $300,000 from the exercise of employee stock options. In 2008, the Company increased its short-term bank borrowings by $5 million, decreased its long-term debt by $415,000 and benefited $480,000 from the exercise of employee stock options.

     The Company has a credit agreement with a bank under which the Company has a borrowing availability up to $20 million in the form of a line of credit. This agreement allows the Company, at its option, to borrow funds at the LIBOR rate plus the applicable interest rate spread (1.5% at September 30, 2009) or at the bank's prime lending rate plus the applicable interest rate spread (3.25% at September 30, 2009). This agreement expires in June 2011. At September 30, 2009, there was $3 million outstanding under this agreement. The weighted average interest rate paid by the Company was 2.1% during the third quarter of 2009. This agreement contains certain loan covenants including leverage and fixed charge coverage ratios. The Company is in compliance with these covenants at September 30, 2009. This credit facility is secured by certain assets of the Company.

     In 2006, the Company borrowed $6 million under an unsecured term loan agreement, executed as an amendment to one of its then bank line of credit agreements, in connection with the asset acquisition of SIVA Corporation. The loan provides for interest only payments in the first year and escalating principal payments through 2012. The loan bears interest at the LIBOR rate plus the applicable interest rate spread (1.5% at September 30, 2009) or at the bank's prime lending rate plus the applicable interest rate spread (3.25% at September 30, 2009). The terms and conditions of the line of credit agreement described in the preceding paragraph also apply to the term loan.

     In September 2007, the Company entered into an interest rate swap agreement associated with the above $6 million loan, with principal and interest payments due through August 2012. At September 30, 2009, the notional principal amount totaled $4.5 million. This instrument was utilized by the Company to minimize significant unplanned fluctuations in earnings and cash flows caused by interest rate volatility. The Company did not adopt hedge accounting, but rather records the fair market value adjustments through the consolidated statements of operations each period. The associated fair value adjustment for the three and nine months ended September 30, 2009 are $18,000 and $105,000, respectively, and are included as decreases to interest expense.

     In September 2009, the Company modified its $1.7 million mortgage, which is collateralized by certain real estate. The annual mortgage payment including interest totals $222,000. The mortgage bears interest at a fixed rate of 5.75% and matures in 2019. The terms of this agreement were modified to extend payment through 2019.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

     In October 2009, the FASB issued ASU No. 2009-14, "Certain Revenue Arrangements That Include Software Elements." ASU No. 2009-14 amends guidance included within ASC Topic 985-605 to exclude tangible products containing software components and non-software components that function together to deliver the product's essential functionality. Entities that sell joint hardware and software products that meet this scope exception will be required to follow the guidance of ASU No. 2009-13. ASU No. 2009-14 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption and retrospective application are also permitted. The Company is currently evaluating the impact of adopting the provisions of ASU No. 2009-14.

     In October 2009, the FASB issued ASU No. 2009-13, "Multiple-Deliverable Revenue Arrangements." ASU No. 2009-13 amends guidance included within ASC Topic 605-25 to require an entity to use an estimated selling price when vendor specific objective evidence or acceptable third party evidence does not exist for any products or services included in a multiple element arrangement. The arrangement consideration should be allocated among the products and services based upon their relative selling prices, thus eliminating the use of the residual method of allocation. ASU No. 2009-13 also requires expanded qualitative and quantitative disclosures regarding significant judgments made and changes in applying this guidance. ASU No. 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption and retrospective application are also permitted. The Company is currently evaluating the impact of adopting the provisions of ASU No. 2009-13.

     In June 2009, the FASB issued SFAS No. 167, "Amendments to FASB Interpretation No. 46(R)." This Statement requires entities to perform a qualitative analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity. This Statement also requires an ongoing reassessment of variable interests and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary. SFAS No. 167 is effective as of the beginning of an entity's first annual reporting period that begins after November 15, 2009 (the Company's 2010 fiscal year). The Company is currently evaluating the potential impact, if any, of the adoption of SFAS No. 167 on its consolidated financial statements. Statement No. 167 has not yet been included within the codification.

Recently Adopted Accounting Pronouncements

     Effective July 1, 2009, the Company adopted Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 105-10 "The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162." ASC 105-10 establishes the

FASB ASC as the source of authoritative accounting principles recognized by the FASB to be applied in preparation of financial statements in conformity with U.S. generally accepted accounting principles. The adoption did not have any impact on the Company's consolidated financial statements.

     Effective April 1, 2009, the Company adopted ASC 855-10-20, "Subsequent Events." ASC 855-10-20, establishes accounting and reporting standards for events that occur after the balance sheet date but before financial statements are issued or are available to be issued and requires the disclosure of the date through which a company has evaluated subsequent events. This statement was effective for the period ended June 30, 2009, and the adoption did not have any impact on the Company's consolidated financial statements.

     Effective April 1, 2009, the Company adopted ASC 825, "Financial Instruments." ASC 825 requires disclosures about fair value of financial instruments in interim financial information for periods ending after June 15, 2009.. The adoption of this standard did not have any impact on the Company's consolidated financial statements.

     Effective January 1, 2009, the Company accounts for its acquisitions in accordance with ASC Topic 805. Topic 805, applies to all transactions or other events in which an entity obtains control of one or more businesses, and requires that the acquisition method be used for such transactions or events. Topic 805, with limited exceptions, requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. This will result in acquisition related costs and anticipated restructuring costs related to the acquisition being recognized separately from the business combination. The adoption of ASC 805 as of January 1, 2009 did not have any impact on the Company's consolidated financial statements.


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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

INFLATION

     Inflation had little effect on revenues and related costs during the first nine months of 2009. Management anticipates that margins will be maintained at acceptable levels to minimize the affects of inflation, if any.

INTEREST RATES

     As of September 30, 2009, the Company has $3.3 million in variable long-term debt and $4.2 million in variable short-term debt. The Company believes that an adverse change in interest rates of 100 basis points would not have a material impact on our business, financial condition, results of operations or cash flows.

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

Item 4. Controls and Procedures

     (a) Evaluation of Disclosure Controls and Procedures.


     Based on an evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2009, the end of the period covered by this Quarterly Report on Form 10-Q (the "Evaluation Date"), conducted under the supervision of and with the participation of the Company's chief executive officer and chief financial officer, such officers have concluded that the Company's disclosure controls and procedures, which are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and designed to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is accumulated and communicated to management including the chief executive and financial officers, as appropriate, to allow timely decisions regarding required disclosures, are effective as of the Evaluation Date.

     (b) Changes in Internal Control over Financial Reporting.

     There was no change in the Company's internal controls over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, such internal controls over financial reporting.

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


Item 4.  Submission of Matters to a Vote of Security Holders

     None.



Item 5.  Other Information


     On July 28, 2009 PAR Technology Corporation furnished a report on Form 8-K pursuant to Item 2.02 (Results of Operations and Financial Condition) of that Form relating to its financial information for the quarter ended June 30, 2009, as presented in the press release of July 28, 2009 and furnished thereto as an exhibit.

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











                                         PAR TECHNOLOGY CORPORATION
                                         --------------------------
                                                (Registrant)









Date:  November 9, 2009



                                       RONALD J. CASCIANO
                                       --------------------------------
                                       Ronald J. Casciano
                                       Vice President, Chief Financial Officer,
                                       Treasurer, and Chief Accounting Officer

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