Form 10-K
period 2009-12-31
PAR TECHNOLOGY CORP
filed 2010-03-16
CIK 708821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2009.
OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From __________ to __________

Commission File Number 1-9720

PAR TECHNOLOGY CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	16-1434688
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
PAR Technology Park
8383 Seneca Turnpike
New Hartford, New York	13413-4991
(Address of principal executive offices)	(Zip Code)

 (315) 738-0600
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

Name of Each Exchange on
Title of Each Class	Which Registered
Common Stock, $.02 par value	New York Stock Exchange

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☒	Non Accelerated Filer ☐	Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒

As of June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares of voting and non-voting common stock held by non-affiliates of the registrant was approximately $52,400,352 based upon the closing price of the Company’s common stock.

The number of shares outstanding of registrant’s common stock, as of February 28, 2010  – 14,825,116 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement in connection with its 2010 annual meeting of stockholders are incorporated by reference into Part III.

PAR TECHNOLOGY CORPORATION

TABLE OF CONTENTS
FORM 10-K

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995

This document contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934.  Any statements in this document that do not describe historical facts are forward-looking statements.  Forward-looking statements in this document (including forward-looking statements regarding the continued health of the hospitality industry, future information technology outsourcing opportunities, an expected increase in contract funding by the U.S. Government, the impact of current world events on our results of operations, the effects of inflation on our margins, and the effects of interest rate and foreign currency fluc-tuations on our results of operations) are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  When we use words such as “intend,” “anticipate,” “believe,” “estimate,” “plan,” “will,” or “expect”, we are making forward-looking statements.  We believe that the assumptions and expectations reflected in such forward-looking statements are reasonable, based on information available to us on the date hereof, but we cannot assure you that these assumptions and expectations will prove to have been correct or that we will take any action that we presently may be planning.  We have disclosed certain important factors that could cause our actual future results to differ materially from our current expectation, including a decline in the volume of purchases made by one or a group of our major customers; risks in technology development and commercialization; risks of downturns in economic conditions generally, and in the quick-service sector of the hospitality market specifically; risks associated with government contracts; risks associated with competition and competitive pricing pressures; and risks related to foreign operations.  Forward-looking statements made in connection with this report are necessarily qualified by these factors.  We are not undertaking to update or revise publicly any forward-looking statement if we obtain new information or upon the occurrence of future events or otherwise.

PAR TECHNOLOGY CORPORATION

PART I

Item 1:  Business

PAR Technology Corporation (PAR or the Company) has operations in two distinct business segments: Hospitality and Government.  PAR’s core business is providing technology solutions, including hardware, software and professional/lifecycle support services to organizations and businesses in the global hospitality and retail industries.  The Company continues to be a leading provider of hospitality management technology systems to restaurants (Quick Service (QSR), Fast Casual and Table Service) with over 50,000 systems installed in more than 105 countries.    PAR’s hospitality management software offerings are feature and function rich which allow for high-performance operation of businesses and enterprises through efficient managing of transaction and operational data from end-to-end and help to maximize profitability through more optimal operations.  PAR’s professional services mission is to allow businesses to achieve the complete potential of their hospitality technology investment.

    As a leading provider of professional services and enterprise business management technology to the hospitality market, PAR has built solid long-term relationships with the restaurant industry’s two largest corporations – McDonald’s Corporation and Yum! Brands, Inc. (Yum!).  McDonald’s has over 32,000 restaurants in more than 120 countries and PAR has been a selected provider of restaurant technology systems and lifecycle support services to their organization since 1980.   Yum! (which includes Taco Bell, KFC, Pizza Hut, Long John Silver’s and A&W Restaurants) has been a loyal and long-term PAR customer since 1983.  Yum! has over 33,000 units globally and PAR continues to be a major supplier of management technology systems to Taco Bell as well as the Point-of-Sale (POS) vendor of choice to KFC corporate restaurants.  All of the brands within the Yum! family have endorsed and certified PAR POS terminals for their locations.  Other significant hospitality chains where PAR is the POS vendor of choice are:  Subway Restaurants, Legal Seafood, Boston Market, CKE Restaurants (including Hardees and Carl’s Jr.), Catalina Restaurant Group, Carnival Cruise Lines, and large franchisees of the above mentioned brands.  PAR Springer-Miller Systems (PSMS) business provides industry-best property management solutions to the five-star hotel and destination resort/spa marketplace.   In addition the Company markets a stand-alone spa software package that exceeds the stringent requirements associated with high-end spa management and services.

PAR’s Government business provides technical expertise in the development of advanced technology systems for the Department of Defense and other Governmental agencies.  Additionally, PAR provides information technology and communications support services to the U.S. Navy, U.S. Air Force and U.S. Army.  PAR focuses its computer-based system design services on providing high quality technical services, ranging from experimental testing to advanced operational systems, within a variety of areas of research, including radar, image and signal processing, and geospatial services and products.  Through Government-funded research and development, PAR has created technologies with relevant commercial applications.  A prime example of this “technology transfer” is the Company’s point-of-sale technology, which was derived from research and development involving microchip processing technology sponsored by the Department of Defense.  Our most recent example of technology transfer is the Company’s logistics management tracking systems.  This PAR initiative brings tracking, security and information solutions to the intermodal, cold chain and land shipping industry.  Through an integrated GPS, cellular communications, and internet PAR solution, owners and operators of refrigeration, tank, dry van, intermodal, and generator containers have real time information on the status and location of assets and cargo around the globe.

Information concerning the Company’s industry segments for the three years ended December 31, 2009 is set forth in Note 10 to the Consolidated Financial Statements included elsewhere herein.

The Company’s common stock is traded on the New York Stock Exchange under the symbol “PTC”.  Our corporate headquarters are located at PAR Technology Park, 8383 Seneca Turnpike, New Hartford, New York 13413-4991; telephone number (315) 738-0600.  Our website address is http://www.partech.com.  Through PAR’s website, its Annual Report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K and amendments thereto are available to interested parties, free of charge.  Information contained on our website is not part of this Annual Report on Form 10-K.

Unless the context otherwise requires, the term  "PAR" or "Company" as used herein, means PAR Technology Corporation and its wholly-owned subsidiaries.

Hospitality Segment

PAR provides restaurant management technology solutions which combine software applications, an Intel® based hardware platform and installation and lifecycle support services.  PAR’s restaurant management offering includes fixed and wireless point-of-sale devices, order-entry terminals, self-service kiosks, kitchen systems utilizing printers and/or video monitors, food safety monitoring tools, front office (point-of-sale) applications, back office applications and enterprise content management and business intelligence software.  PAR also provides hospitality management solutions that satisfy the property management technology needs for an array of hospitality enterprises, including five-star city-center hotels, destination spa and golf properties, timeshare properties and five star resorts worldwide.  PAR offers extensive service, support, systems integration and professional service capabilities.  PAR’s service professionals design, tailor, implement and maintain solutions that enable customers to manage all aspects of operational data collection and processing for single or multiple site enterprises from a central location.

Products

The Company's integrated hospitality management software applications allow its customers to configure their technology systems to meet their order entry, food preparation, inventory, labor and property management coordination needs, while capturing all pertinent data concerning the transactions at the specific location and delivering it throughout the enterprise.  PAR's hospitality management systems are based on more than 30 years of experience and knowledge, and an in-depth understanding of the hospitality marketplace.  This knowledge and expertise is reflected in innovative solution design, implementation capability and systems integration skills.

Software

The Company’s range of restaurant software products cover the hospitality market with offerings that meet the requirements of large and small operators/corporations alike.  PAR has a family of point-of-sale software that meets the needs of Quick Serve Restaurants (QSR), Fast Casual Restaurants (FC) and Table Service Restaurants (TSR).  Each of these modes of operation has differences and nuances that are addressed by PAR’s family of EverServ POS software.  In addition to the POS software, the PAR EverServ™ family also includes Enterprise software solutions.  The enterprise solutions provide restaurant operators a complete, real-time view of their entire business, and a variety of opportunities to enhance operations, from up-to-the-minute enterprise-wide reporting, to better informed trend identification and business calibration.

The Company’s enterprise-enabled solution is built on a service-oriented architecture.  This streamlines the order process for table service, counter service, and bar operations, while simplifying IT support with centralized application management and real-time data transmission between restaurant sites and the enterprise.

For franchisees in the quick service restaurant (QSR) and fast casual markets, PAR offers a multi-mode point of sale application containing features and functions such as real-time mirror imaging of critical data, on-line graphical help and interactive diagnostics, all presented with intuitive graphical user interfaces. This application contains an Enterprise Configuration Manager that provides business-wide management of the point-of-sale data, including diverse concept menus, security settings and system parameters.

 PAR’s EverServ POS PixelPoint® solution is primarily sold to independent restaurants through the Company’s business partner channel. This integrated software solution includes a point-of-sale software application, a wireless ordering software capability, an on-line ordering feature, a self-service ordering function, an enterprise management software function, and an in-store and enterprise level loyalty and gift card information sharing application.

In addition to point-of-sale software, PAR offers a number of complementary restaurant technologies.  These include a wireless order-taking and payment capability, an above store reporting software application that utilizes a web-based reporting platform with the latest technology from Microsoft’s .Net® platform.  Additionally, the Company’s back office software allows restaurant owners to control critical food and labor costs using intuitive tools for forecasting, labor scheduling and inventory management.

PAR continues to be a provider of software solutions to the hotel/resort industry.  Today, hospitality-oriented businesses have the ability to manage information and leverage their relationships with customers through integrated technology systems.  PAR’s technology systems provide a seamless user interface to manage all aspects of the guest experience as well as consolidating customer information and history into a central, single database. PAR’s SMS|Host® Hospitality Management System provides a complete set of tools at the fingertips of hotel and spa staff for selling and delivering personalized guest services.  All business functions are seamlessly integrated with the front office, from guest room check-in, to spa appointments, or retail purchases. The SMS|Host product suite, including over 20 seamlessly integrated, guest-centric modules, provides hotel and resort staff with the tools they need to personalize service, anticipate guest needs, and consistently exceed guest expectations.   The SMS|Host module, SMS|Enterprise, enables a chain or management company to instantly create a real-time, single-image consolidation of all details from all locations within a large organization for use as a central information system or as a fully integrated Property Management System(PMS)/Central Reservation System(CRS).

PAR also markets SpaSoft® a stand-alone spa management application.   SpaSoft Spa Management System is designed to satisfy the unique needs of resort spas, day spas, and medi-spas. Validated against the VISA® developed Payment Application Best Practices (PABP) through a Qualified Security Assessor (PA-QSA) trained in PABP, SpaSoft’s unique booking engine, advanced resource inventory, yield management module, scheduling, management and reporting tools assist in the total management of sophisticated hotel/resort spas and day spas.  Because SpaSoft was specifically designed for the needs of the spa industry, it assists the spa staff in providing the individualized, impeccable guest service that their most important clients desire and expect.

Hardware

PAR’s hardware platforms offer customers proven performance at a cost-conscious price point.  PAR continues to offer hardware designed to be durable, scalable, integrated and highly functional.  PAR’s hardware systems are developed to host the powerful point-of-sale software applications in the hospitality industry with open architecture, industry standard components which are compatible with most operating systems.  The hardware platforms support a distributed processing environment and incorporate an advanced hospitality management technology system, utilizing Intel microprocessors, standard PC expansion slots, Ethernet LAN, standard Centronics printer ports as well as USB ports. The hardware systems supply their industry-standard components with features for hospitality applications such as multiple video ports. The POS systems utilize architecture that allows for the integration of a broad range of PAR and third-party peripherals and is ultimately designed to withstand harsh hospitality environments.  Both hardware platforms have a favorable price-to-performance ratio over the life of the system as a result of their PC compatibility, ease of expansion and high reliability design.

PAR manufactures and/or sells a full range of hardware peripherals including cables, cash drawers, coin changers, receipt printers, kitchen videos, bump bars, kitchen printers and office printers.

Systems Installation and Professional Services

PAR’s ability to offer installation, maintenance, and support services is one of the Company’s key differentiators.  PAR continues to work in unison with its customers to identify and address the latest hospitality technology requirements by creating interfaces to equipment, including innovations such as automated cooking and drink-dispensing devices, customer-activated terminals and order display units located inside and outside of the customer’s business site.  The Company provides its systems integration expertise to interface specialized components, such as video monitors, coin dispensers and non-volatile memory for journalizing transaction data, as is required in some international applications.

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

The Company’s Professional Services organization continuously evaluates new technologies and adopts those that allow PAR to provide significant improvements in customer’s day-to-day systems. From hand-held wireless devices to advances in internet performance, the technical staff is available for consultation on a wide variety of topics including network infrastructures, system functionality, operating system platforms, and hardware expandability.

Installation and Training

In the United States, Canada, Europe, South Africa, the Middle East, Australia, and Asia, PAR personnel provide software configuration, installation, training and integration services as a normal part of the software or equipment purchase agreement.  In certain areas of North and South America, Europe, and Asia, the Company provides these installation and training services through PAR certified partners.  PAR is also staffed to provide complete application training for a site’s staff as well as technical instruction for Information Systems personnel. The PAR training team is composed of experienced individuals with diverse hospitality and technical backgrounds.

Maintenance and Service

The Company offers a wide range of maintenance and support services as part of its total solution for its hospitality markets.  In the North American region, the Company provides comprehensive maintenance and installation services for its software, hardware and systems, as well as those of third parties, utilizing a PAR staffed 24 x 7 central telephone customer support and diagnostic service center in Boulder, Colorado and Las Vegas, Nevada.  In addition the Company has service centers in Europe, South Africa, the Middle East, Australia, and Asia.  The Company believes that its ability to address all support and maintenance requirements for a customer's hospitality technology network provides it with a clear competitive advantage.

The Company maintains a field service network consisting of over 100 locations offering on-site service and repair, as well as depot repair and overnight unit replacements. At the time a hospitality technology system is installed, PAR trains customer employees and managers to ensure efficient and effective use of the system.  If an issue arises within the Company’s products (hardware and software), PAR's current customer service management software products allow a service technician to diagnose the problem by telephone or by remotely entering the system, thus greatly reducing the need for on-site service calls.

The Company’s service organization utilizes a suite of software applications that allows PAR to demonstrate compelling value and differentiation to its customers through the utilization of its extensive and ever-growing knowledge base to efficiently diagnose and resolve customer-service issues.  This also enables PAR to compile the kind of in-depth information it needs to identify trends and opportunities.  A second software suite is a call center CRM solution and knowledge base that allows PAR to maintain a profile on each customer, their background, hardware and software details, client service history, and a problem-resolution database. Analysis of this data allows the Company to optimize customer service by identifying trends in calls and to work with customers to quickly resolve issues.

Sales & Marketing

Sales in the hospitality technology market are often made to corporate chains where PAR is an approved vendor.  Upon achieving such approved status, marketing efforts are directed to the chain’s franchisees.  Sales efforts are also directed toward franchisees of chains for which the Company is not an approved corporate vendor.

The Company employs direct sales personnel in several sales groups that concentrate upon both large chain corporate customers and their franchisees.  The Company also utilizes an International Sales Group that markets to major customers with global locations and to international chains that do not have a presence in the United States.  The Company’s Indirect Sales Channel targets non-foodservice markets such as retail, convenience, amusement parks, movie theaters, cruise lines, spas and other ticketing and entertainment venues.  This group also works with third-party dealers and value-added resellers throughout the country.

PAR also has a distribution channel, both domestic and global, of third party dealers and resellers who penetrate the independent restaurant sector on behalf of the Company and extend PAR’s market reaches.

New sales in the hotel/resort technology market are often generated by leads, be it by referrals, internet searches, media coverage or trade show presence.  Marketing efforts are conducted in the form of email newsletters, direct mail campaigns, trade show exhibitions, advertising and targeted telesales calls. The Company employs direct sales personnel in several sales groups.  The Domestic Sales Group targets independent, business class and luxury hotels and resorts and spas in the United States, Canada and the Caribbean. The International Sales Group seeks sales to independent hotels and resorts outside of the United States.  The Corporate Accounts Sales Group works with high profile corporate and chain clients such as Mandarin Oriental Hotel Group, Destination Hotels and Resorts and West Paces Hotel Group.  The Company’s Installed Accounts Sales Group works solely with clients who have already installed the SMS|Host product suite.  The Business Development group focuses on proactive identification of, and initial penetration into new business channels for the SMS|Host and SpaSoft product lines worldwide.

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

Research and Development

The highly technical nature of the Company’s hospitality products requires a significant and continuous research and development effort.  Ongoing product research and quality development efforts are an integral part of all activities within the Company.  Functional and technical enhancements are actively being made to our products to increase customer satisfaction and maintain the high caliber of our software.  Research and development expenses were approximately $13,618,000 in 2009, $15,036,000 in 2008 and $17,155,000 in 2007.  The Company capitalizes certain software costs in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic No. 985.  See Note 1 to the Consolidated Financial Statements included in Item 15 for further discussion.

Manufacturing and Suppliers

The Company assembles some of its products from standard components such as integrated circuits and fabricated parts such as printed circuit boards, metal parts and castings.  Most components are manufactured by third parties to the Company’s specifications.  The Company depends on outside suppliers for the continued availability of its components and parts.  Although most items are generally available from a number of different suppliers, the Company purchases certain components consistently from one supplier.  Items purchased from only one supplier include certain printers, base castings and electronic components.  If such a supplier should cease to supply an item, the Company believes that new sources could be found to provide the components.  However, added cost and manufacturing delays could result and adversely affect the business of the Company.  The Company has not experienced significant delays of this nature in the past, but there can be no assurance that delays in delivery due to supply shortages will not occur in the future.

 Intellectual Property

The Company owns or has rights to certain patents, copyrights and trademarks, but believes none of these intellectual property rights provides a material competitive advantage.  The Company relies upon non-disclosure agreements, license agreements and applicable domestic and foreign patent, copyright and trademark laws for protection of its intellectual property.  To the extent such protective measures are unsuccessful, or the Company needs to enter into protracted litigation to enforce such rights, the Company’s business could be adversely impacted.  Similarly there is no assurance that the Company’s products will not become the subject of a third-party claim of infringement or misappropriation.  To the extent such claims result in costly litigation or force the Company to enter into royalty or license agreements, rather than enter into a prolonged dispute, the Company’s business could be adversely impacted.  The Company also licenses certain third-party software with its products.  While the Company has maintained a strong relationship with its licensors, there is no assurance that such relationships will continue or that the licenses will be continued under fees and terms acceptable to the Company.

Government Segment

            PAR operates two wholly-owned subsidiaries in the Government segment, PAR Government Systems Corporation (PGSC) and Rome Research Corporation (RRC).  These companies provide services to the U.S. Department of Defense (DoD) and other federal and state government organizations with a wide range of technical capability and scope.  Significant areas in which the Company’s provides services are design and integration of state-of-the-art imagery intelligence systems for information archive, retrieval, and processing; advanced research and development for imaging sensors; and engineering and support for Government information technology and communications facilities.

    The Company’s offerings cover the entire development cycle for Government systems, including requirements analysis, design specification, development, implementation, installation, test and evaluation.

Applied Technology

    The Company develops solutions in the technology areas of Geospatial Intelligence, Signal and Image Processing, Geographic Information Systems (GIS), and Command and Control (C2) Architectures. Signal and image processing technology development occurs for advanced sensor concepts, algorithms, and real-time systems to address the difficult problems of finding low-contrast targets against clutter background, detecting man-made objects in dense foliage, and support for the removal of land mines.  The Company supports numerous technology demonstrations and training exercises for the Air Force, including a multi-national coalition exercise of wireless communications interoperability for motion imagery.  The Company supports Navy airborne infrared surveillance systems through the development of advanced optical sensors.  Geographic Information Systems based data management and geospatial information technology development is being performed for New York State and regional governments.   In particular, the Company has been contracted to support New York State with the Federal Emergency Management Agency’s Map Modernization Program.  Similar technologies are used in support of water quality modeling and assessment applications for New York City Watershed Protection Programs. The Company is supporting the development of a joint C2 service oriented architecture (SOA) for the Air Force.

Information Technology and Communications Support Services

    The Company provides a wide range of technical and support services to sustain mission critical components of the Department of Defense Global Information Grid (GIG).  These services include continuous operations, system enhancements and maintenance of very low frequency (VLF), high frequency (HF) and very high frequency (VHF) radio transmitter/receiver facilities, and extremely high frequency (EHF) and super high frequency (SHF) satellite communication heavy earth terminal facilities.  In addition to the communications support of the GIG, the Company provides net-centric information technology services in support of DoD customers.  The Company provides a variety of information technology support services, including systems administration, operations, trouble shooting, planning, coordination and maintenance of hardware and software systems, help desk support, information assurance and network security. These DoD communications and information technology services are provided at customer locations in and outside of the continental United States.  The various facilities, operating 24 x 7, are integral to the command and control of the nation’s air, land and naval forces, and those of United States coalition allies.

Government Contracts

    The Company performs work for U.S. Government agencies under firm fixed-price, cost-plus-fixed-fee and time-and-material contracts.  The majority of its contracts are for one-year to five-year terms.  There are several risks associated with Government contracts.  For example, contracts may be terminated for the convenience of the Government at any time the Government believes that such termination would be in its best interests.  In this circumstance, the Company is entitled to receive payments for its allowable costs and, in general, a proportionate share of its fee or profit for the work actually performed.  The Company’s business with the U.S. Government is also subject to other risks unique to the Government technical services industry, such as reduction, modification, or delays of contracts or subcontracts if the Government’s requirements, budgets, policies or regulations change.  The Company may also perform work prior to formal authorization or prior to adjustment of the contract price for increased work scope, change orders and other funding adjustments.  Additionally, the Defense Contract Audit Agency on a regular basis audits the books and records of the Company.  Such audits can result in adjustments to contract costs and fees.  Audits have been completed through the Company’s fiscal year 2006 and have not resulted in any material adjustments.

Marketing and Competition

    Marketing begins with collecting information from a variety of sources concerning the present and future requirements of the Government and other potential customers for the types of technical expertise provided by the Company.  Although the Company believes it is positioned well in its chosen areas of applied technology, information technology/communications and engineering services, competition for Government contracts is intense.  Many of the Company’s competitors are major corporations, or their subsidiaries, such as Lockheed Martin, Raytheon, Northrop Grumman, BAE, Harris, and SAIC that are significantly larger and have substantially greater financial resources than the Company.  The Company also competes with many smaller companies that target particular segments of the Government market.  Contracts are obtained principally through competitive proposals in response to solicitations from Government agencies and prime contractors.  The principal competitive factors are past performance, the ability to perform, price, technological capabilities, management capabilities and service.  In addition, the Company sometimes obtains contracts by submitting unsolicited proposals.  Many of the Company’s DoD customers are now migrating to commercial software standards, applications, and solutions.  In that manner, the Company is utilizing its internal research and development to migrate existing solutions into software product lines that will support the DoD geospatial community.

Backlog

    The dollar value of existing Government contracts at December 31, 2009, net of amounts relating to work performed to that date was approximately $190,000,000, of which $33,600,000 was funded.  At December 31, 2008, the comparable amount was approximately $120,437,000, of which $41,650,000 was funded.  Funded amounts represent those amounts committed under contract by Government agencies and prime contractors.  The December 31, 2009 Government contract backlog of $190,000,000 represents firm, existing contracts.  Approximately $60,800,000 of this amount is expected to be completed in calendar year 2010, as funding is committed.

Logistics Management Systems

    Although not considered a separate reportable segment under ASC Topic No. 280, the Logistics Management Systems (LMS) business focuses on the transportation sector. The LMS solutions provide comprehensive, end-to-end monitoring, control, and management of over-the-road trailers and intermodal assets. LMS has a particular focus on cold chain management and the monitoring and control of refrigerated transport assets using long range wireless technology. Utilizing GPS, cellular, satellite, wireless, and internet hosting technology, LMS solutions include web based reporting for stakeholders to improve asset utilization while protecting against cargo theft and spoilage.

            LMS began in 1998 as a joint program between PAR and the US Department of Transportation. Working from proven tracking technologies for chassis, gensets and port management, LMS developed a tracking system for intermodal and over-the-road asset management, specifically, an entire system solution that tracks and monitors intermodal containers throughout the supply chain cycle, and provides timely and accurate information on container and cargo status and location.

LMS’ many commercial customers include companies such as Ryder, C.R. England, J.B. Hunt, Hapag-Lloyd, Golden State Foods and Martin-Brower.  With over ten thousand units deployed, the Company’s technology has been tested and evaluated around the globe and has proven itself as the only reliable GPS based solution that is cost effective for a large part of the transportation industry.

LMS solutions enable optimal business efficiencies, increased asset utilization, repositioning mitigation, and virtually eliminate asset write-offs and manual yard counts of chassis, refrigeration units, containers and gensets. Through increased asset visibility and management, the LMS system allows shipping, rail, and lease companies to decrease their fleet sizes of chassis, gensets, refrigeration units and containers. Mitigation and control of inefficient intermodal assets empowers the industry, streamlines the supply chain, and yields significant benefits to the management of critical seaport real estate. Furthermore, through a layered approach to cargo security and supply chain visibility, our technology helps to protect our boarders and the citizens who live within them.

Employees

    As of December 31, 2009, the Company had 1,649 employees, approximately 56% of whom are engaged in the Company’s Hospitality segment, 39% of whom are in the Government segment, and the remainder are corporate employees and employees of the Company’s Logistics Management business.

    Due to the highly technical nature of the Company’s business, the Company’s future can be significantly influenced by its ability to attract and retain its technical staff.  The Company believes that it will be able to fulfill its near-term needs for technical staff.

    Approximately 11% of the Company’s employees are covered by collective bargaining agreements.  The Company considers its employee relations to be good.

Exchange Certifications

    The certification of the CEO of PAR required by Section 303A.12(a) of the New York Stock Exchange (NYSE) Listed Company Manual, relating to PAR's compliance with the NYSE's corporate governance listing standards, was submitted to the NYSE on June 3, 2009 with no qualifications.

Item 1A:  Risk Factors

    We operate in a dynamic and rapidly changing environment that involves risks and uncertainties.  The following section describes some, but not all, of the risks and uncertainties that could have a material adverse effect on our business, financial condition, results of operations and the market price of our common stock, and could cause our actual results to differ materially from those expressed or implied in our forward-looking statements.

A decline in the volume of purchases made by any one of the company’s major customers would materially adversely affect our business.

    A small number of related customers have historically accounted for a majority of the Company’s net revenues in any given fiscal period.  For each of the fiscal years ended December 31, 2009, 2008 and 2007, aggregate sales to our top two Hospitality segment customers, McDonald’s and Yum! Brands, amounted to 38%, 40% and 40% of total revenues respectively.  Most of the Company’s customers are not obligated to provide us with any minimum level of future purchases or with binding forecasts of product purchases for any future period.  In addition, major customers may elect to delay or otherwise change the timing of orders in a manner that could adversely affect the Company’s quarterly and annual results of operations.  There can be no assurance that our current customers will continue to place orders with us, or that we will be able to obtain orders from new customers.

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

    For the fiscal years ended December 31, 2009, 2008 and 2007, we derived 63%, 68% and 69%, respectively, of our total revenues from the hospitality industry, primarily the quick service restaurant marketplace.  Consequently, our hospitality technology product sales are dependent in large part on the health of the hospitality industry, which in turn is dependent on the domestic and international economy, as well as factors such as consumer buying preferences and weather conditions.  Instabilities or downturns in the hospitality market could disproportionately impact our revenues, as clients may either exit the industry or delay, cancel or reduce planned expenditures for our products.  Although we believe we can succeed in the quick service restaurant sector of the hospitality industry in a competitive environment, given the cyclical nature of that industry there can be no assurance that our profitability and growth will continue.

We derive a portion of our revenue from government contracts, which contain provisions unique to public sector customers, including the government’s right to modify or terminate these contracts at any time.

    For the fiscal years ended December 31, 2009, 2008 and 2007, we derived 34%, 32% and 31%, respectively, of our total revenues from contracts to provide technical expertise to U.S. Government agencies and defense contractors.  Contracts with U.S. Government agencies typically provide that such contracts are terminable at the convenience of the U.S. Government.  If the U.S. Government terminated a contract on this basis, we would be entitled to receive payment for our allowable costs and, in general, a proportionate share of our fee or profit for work actually performed.  Most U.S. Government contracts are also subject to modification or termination in the event of changes in funding.  As such, we may perform work prior to formal authorization, or the contract prices may be adjusted for changes in scope of work.  Termination or modification of a substantial number of our U.S. Government contracts could have a material adverse effect on our business, financial condition and results of operations.

    We perform work for various U.S. Government agencies and departments pursuant to fixed-price, cost-plus fixed fee and time-and-material, prime contracts and subcontracts.  Approximately 69% of the revenue that we derived from Government contracts for the year ended December 31, 2009 came from fixed-price or time-and-material contracts.  The balance of the revenue that we derived from Government contracts in 2009 primarily came from cost-plus fixed fee contracts.  Most of our contracts are for one-year to five-year terms.

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

    For the fiscal years ended December 31, 2009, 2008 and 2007, our net revenues from sales outside the United States were 11%, 12% and 14%, respectively, of the Company’s total revenues.  We anticipate that international sales will continue to account for a significant portion of sales.  We intend to continue to expand our operations outside the United States and to enter additional international markets, which will require significant management attention and financial resources.  Our operating results are subject to the risks inherent in international sales, including, but not limited to, regulatory requirements, political and economic changes and disruptions, geopolitical disputes and war, transportation delays, difficulties in staffing and managing foreign sales operations, and potentially adverse tax consequences.  In addition, fluctuations in exchange rates may render our products less competitive relative to local product offerings, or could result in foreign exchange losses, depending upon the currency in which we sell our products.  There can be no assurance that these factors will not have a material adverse affect on our future international sales and, consequently, on our operating results.

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

a significant portion of our total assets consists of goodwill and identifiable intangible assets, which are subject to a periodic impairment analysis, and a significant impairment determination in any future period could have an adverse effect on our results of operations even without a significant loss of revenue or increase in cash expenses attributable to such period.

    We have goodwill and identifiable intangible assets at December 31, 2009 totaling approximately $26.6 million and $7.2 million, respectively, resulting primarily from business acquisitions.  The Company tests goodwill for impairment annually or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We describe the impairment testing process more thoroughly in our Annual Report on Form 10-K in Item 7 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations -Critical Accounting Policies.” If we determine that an impairment has occurred at any point in time, we will be required to reduce goodwill or identifiable intangible assets on our balance sheet.

economic conditions and the volatility in the financial markets could have a material adverse effect on the company’s business, financial condition and/or results of operations or on the financial condition of its customers and suppliers.

    The economic conditions in 2009 and the continued volatility in the financial markets both in the U.S. and in many other countries where the Company operates, have contributed and may continue to contribute to higher unemployment levels, decreased consumer spending, reduced credit availability and/or declining business and consumer confidence. Such conditions could have an impact on consumer purchases and/or retail customer purchases of the Company’s products, which could result in a reduction of sales, operating income and cash flows. This could have a material adverse effect on the Company’s business, financial condition and/or results of operations.  Additionally, disruptions in the credit and other financial markets and economic conditions could, among other things, impair the financial condition of one or more of the Company’s customers or suppliers, thereby increasing the risk of customer bad debts or non-performance by suppliers.

Item 2:  Properties

The following are the principal facilities (by square footage) of the Company:

Location	Industry Segment	Floor Area Principal Operations	Number of Sq. Ft.

New Hartford, NY	Hospitality Government	Principal executive offices, manufacturing, research and development laboratories, computing facilities	140,850
Rome, NY	Government	Research and development	27,300
Stowe, VT	Hospitality	Sales, service and research and development	21,300
Boulder, CO	Hospitality	Service	20,500
Boca Raton, FL	Hospitality	Research and development	14,900
Sydney, Australia	Hospitality	Sales and service	14,000
Las Vegas, NV	Hospitality	Service	12,000
Vaughn, Canada	Hospitality	Sales, service and research and development	8,000
Toronto, Canada	Hospitality	Sales, service and research and development	7,700

    The Company’s headquarters and principal business facility is located in New Hartford, New York, which is near Utica, located in central New York State.

    The Company owns its principal facility and adjacent space in New Hartford, N.Y.  All of the other facilities are leased for varying terms.  Substantially all of the Company’s facilities are fully utilized, well maintained, and suitable for use.  The Company believes its present and planned facilities and equipment are adequate to service its current and immediately foreseeable business needs.

Item 3:  Legal Proceedings

    The Company is subject to legal proceedings which arise in the ordinary course of business.   In the opinion of management, the ultimate liability, if any, with respect to these actions will not materially affect the financial position, results of operations or cash flows of the Company.

Item 4:  RESERVED

PART II

Item 5:  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

    The Company’s Common Stock, par value $.02 per share, trades on the New York Stock Exchange (NYSE symbol - PTC).  At December 31, 2009, there were approximately 457 owners of record of the Company’s Common Stock, plus those owners whose stock certificates are held by brokers.

    The following table shows the high and low stock prices for the two years ended December 31, 2009 as reported by New York Stock Exchange:

	2009		2008
Period	Low	High	Low	High

First Quarter	$3.74	$6.03	$5.57	$8.25
Second Quarter	$4.84	$7.23	$6.18	$9.79
Third Quarter	$5.00	$7.24	$6.02	$8.75
Fourth Quarter	$5.26	$6.59	$2.75	$7.44

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

Item 6:  Selected Financial Data

SELECTED CONSOLIDATED STATEMENT OF INCOME DATA
(In thousands, except per share amounts)

    The following selected historical consolidated financial data should be read in conjunction with the Consolidated Financial Statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

			Year ended December 31,
	2009	2008	2007	2006	2005
Net revenues	$223,048	$232,687	$209,484	$208,667	$205,639
Cost of sales	$177,573	$175,237	$157,576	$153,158	$150,053
Gross margin	$45,475	$57,450	$51,908	$55,509	$55,586
Selling, general & administrative	$36,207	$36,790	$37,517	$33,440	$30,867
(Provision) benefit for income taxes	$1,314	$(1,358)	$1,497	$(3,146)	$(5,358)
Net income (loss)	$(5,186)	$2,217	$(2,708)	$5,721	$9,432
Basic earnings (loss) per share	$(.36)	$.15	$(.19)	$.40	$.68
Diluted earnings (loss) per share	$(.36)	$.15	$(.19)	$.39	$.64

The selected consolidated financial statement data summarized above is reflective of certain business acquisitions.

SELECTED CONSOLIDATED BALANCE SHEET DATA
(In thousands)

			December 31,
	2009	2008	2007	2006	2005
Current assets	$92,916	$110,038	$97,879	$95,453	$84,492
Current liabilities	$46,201	$59,969	$52,284	$46,473	$43,661
Total assets	$136,103	$153,988	$146,518	$142,258	$125,149
Long-term debt	$4,455	$5,852	$6,932	$7,708	$1,948
Shareholders’ equity	$83,235	$86,257	$84,987	$86,083	$78,492

    The selected consolidated financial statement data summarized above is reflective of certain business acquisitions.

Item 7:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

    This document contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934.  Any statements in this document that do not describe historical facts are forward-looking statements.  Forward-looking statements in this document (including forward-looking statements regarding the continued health of the hospitality industry, future information technology outsourcing opportunities, an expected increase in contract funding by the U.S. Government, the impact of current world events on our results of operations, the effects of inflation on our margins, and the effects of interest rate and foreign currency fluctuations on our results of operations) are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  When we use words such as “intend,” “anticipate,” “believe,” “estimate,” “plan,” “will,” or “expect”, we are making forward-looking statements.  We believe that the assumptions and expectations reflected in such forward-looking statements are reasonable, based on information available to us on the date hereof, but we cannot assure you that these assumptions and expectations will prove to have been correct or that we will take any action that we presently may be planning.  We have disclosed certain important factors that could cause our actual future results to differ materially from our current expectations, including a decline in the volume of purchases made by one or a group of our major customers; risks in technology development and commercialization; risks of downturns in economic conditions generally, and in the quick-service sector of the hospitality market specifically; risks associated with government contracts; risks associated with competition and competitive pricing pressures; and risks related to foreign operations.  Forward-looking statements made in connection with this report are necessarily qualified by these factors.  We are not undertaking to update or revise publicly any forward-looking statements if we obtain new information or upon the occurrence of future events or otherwise.

Overview

    PAR’s hospitality technology solutions feature software, hardware and professional/lifecycle support services to several industries including: restaurants, hotels/resorts/spas, cruise lines, movie theatres, theme parks and specialty retailers.  In addition the Company provides applied technology and technical outsourcing services to the Federal Government and its agencies, primarily to the Department of Defense.  PAR also has an emerging technology business in logistics management.  The Company utilizes satellite locating technology and communicates the position and condition of cargo through the existing cellular network.  PAR has increased their “value add” to customers by focusing on the “cold chain” cargo transportation business and can also monitor the environmental condition within refrigerated trailers.

The Company’s hospitality technology products are used in several applications by thousands of customers.  The Company faces competition in all of its markets (restaurants, hotels, etc.) and competes primarily on the basis of product design/features/functions, product quality/reliability, price, customer service, and delivery capability.    PAR’s global reach as a technology provider to hospitality customers is an important competitive advantage as it allows the Company to provide innovative solutions, with significant global deployment capability,  to its multinational customers like McDonald’s, Yum! Brands, CKE Restaurants and the Mandarin Oriental Hotel Group.  PAR’s strategy is to provide complete integrated technology systems and services with an excellent level of customer service in the markets in which it participates.  The Company conducts its research and development efforts to create innovative technology that meets and exceeds our customers’ requirements and also has high probability for broader market appeal and success.  PAR’s model focuses upon operating efficiencies and controlling costs.  This is achieved through investment in modern production technologies, outsourcing of certain initiatives and by managing purchasing processes and functions.

    The Company focuses on three distinct areas in its Hospitality segment.  First, the Company is making significant investments in developing next generation software for its restaurant customers.  Second, the Company continues to work on building a more robust and further reaching distribution channel.  Third, as the Company’s customers continue to expand in international markets, PAR has created an international infrastructure that initially focuses on the Asia/Pacific rim due to the new restaurant growth and concentration of PAR’s customers in that region.

    Approximately 34% of the Company’s revenues are generated in our Government Business segment. This segment is comprised of two subsidiaries:  PAR Government Systems Corporation and Rome Research Corporation.  Through these government contractors, the Company provides IT and communications support services to the U.S. Navy, Air Force and Army.   PAR also offers its services to several non-military U.S. federal agencies by providing applied technology services including radar, image and signal processing, and geospatial services and products.  The Company’s Government performance rating of excellence allows it to consistently win add-on and renewal business, and build long-term client-vendor relationships.  PAR can provide its clients the technical expertise necessary to operate and maintain complex technology systems utilized by government agencies.

The Company will continue to leverage its core technical capabilities and performance into related technical areas and an expanding customer base.  The Company will seek to accelerate this growth through strategic acquisitions of businesses that broaden the Company’s technology and/or business base.

Summary

   The Company believes it is and can continue to be successful in its three businesses, Hospitality, Government I/T Services and Logistics Management Systems; due to its capabilities and industry expertise.  The majority of the Company’s business is in the quick-serve restaurant sector of the hospitality market.  In regards to the current economic landscape, PAR believes that the quick-serve restaurant sector will remain strong, a direct reflection of the value and convenience PAR’s large quick-service customers provide.  Throughout 2009, the global economic environment was challenging for PAR.  However the Company sees improving stability in our markets and is anticipating a much improved 2010 due to large technology initiatives being undertaken by its largest hospitality customers.  The Company also took significant steps in 2009 with certain organizational changes that will deliver meaningful cost savings in 2010.  With these cost reductions, coupled with expected increasing sales, the Company foresees improvement in profitability in 2010.  PAR’s fundamental long-term strategy remains intact and has not been affected by the cost reductions taken during this period.

   The smaller sectors of the Company’s Hospitality segment are its hotel, resort and spa customers as well as its distribution channel which targets smaller independent restaurants.  These sectors are being impacted by the current economic uncertainty and, as a result, are experiencing a slower than normal business cycle.

    It has been the Company’s experience that their Government I/T business is resistant to economic cycles.  Clearly PAR’s I/T outsourcing business focuses on cost-effective operations of technology and telecommunication facilities which must function independent of economic cycles.  Additionally, it is the Company’s experience that its Government research and development spending has only fluctuated modestly during times of military cutbacks.

    As an emerging business, the Company’s Logistics Management business continues to grow even during this period of economic uncertainty as we experience the acceleration of early adoption of our cold chain technology.

Results of Operations  —  2009 Compared to 2008

The Company reported revenues of $223 million for the year ended December 31, 2009, a decrease of 4% from the $232.7 million reported for the year ended December 31, 2008.  The Company’s net loss for the year ended December 31, 2009 was $5.2 million, or $0.36 loss per diluted share, compared to a net income of $2.2 million, or $0.15 income per diluted share for the same period in 2008.  The results of 2009 include pre-tax non-recurring charges of $6.5 million.  Of this amount, approximately $5.3 million was a non-cash charge related to the write-down of certain inventory associated with discontinued products.  The remaining $1.2 million cash charge was related to personnel actions.  In addition to the above changes, the 2009 results include a charge of $1.4 million related to the establishment of a valuation allowance for certain deferred tax assets.

Product revenues for the year ended December 31, 2009 were $72.6 million, a decrease of 11% from the $81.8 million recorded in 2008.  This decrease was primarily due to a reduction in sales to certain restaurant concepts as new store rollouts that occurred in 2008 did not recur in 2009, partially offset by an increase in sales to the Company’s new account, Subway.  In addition, sales in the Company’s luxury hotel resort and spa software business experienced a decline in 2009.  These decreases were further offset by an increase in sales of the Company’s Logistics Management products to several commercial customers.

Customer service revenues primarily include installation, software maintenance, training, twenty-four hour help desk support and various depot and on-site service options.  Customer service revenues were $74 million for the year ended December 31, 2009, a 2% decrease from $75.4 million reported for the same period in 2008.  This decrease is mostly attributable to a decrease in installation revenue which is directly related to the total product revenue discussed above.  These decreases were partially offset by increases in revenue associated with the Company’s depot service center as well as service revenue associated with the Company’s Logistics Management business.

Contract revenues were $76.4 million for the year ended December 31, 2009, an increase of 1% when compared to the $75.5 million recorded in the same period in 2008.    This increase is the result of various new contract wins, partially offset by the completion of multiple contracts during 2009.

Product margins for the year ended December 31, 2009 were 32.5%, a decrease from the 39.5% for the year ended December 31, 2008.  This decline is primarily due to a shift in product mix, noting a higher content of hardware revenue versus software revenue as compared to total product revenue in 2009 when compared to 2008.  The lower software revenue was attributable to a drop in table service revenue as the Company fulfilled the requirements of a major customer in 2008 that did not recur in 2009.  Lastly, 2009 product margin was unfavorably impacted by a charge of $944,000 recorded relative to a non-recurring write-down of inventory associated with discontinued product lines due to a change in customer requirements.

Customer service margins were 23.8% for the year ended December 31, 2009 compared to 27.9% for the same period in 2008.  This decrease was the result of a non-recurring charge of $4.5 million recorded primarily associated with the write down of service inventory related to discontinued products.  This write-down was recorded in 2009 as a response to certain major customers announcing their initiative to accelerate planned upgrades of their POS systems.  Exclusive of the aforementioned charge, service margins improved from 2008 as a result of  cost reductions and increases in depot service revenue.

Contract margins were 5.5% for the year ended December 31, 2009 unchanged from the 5.5% for the same period in 2008.  The most significant components of contract costs in 2009 and 2008 were labor and fringe benefits.  For 2009, labor and fringe benefits were $52.4 million or 73% of contract costs compared to $53.7 million or 75% of contract costs for the same period in 2008.

Selling, general and administrative expenses for the year ended December 31, 2009 were $36.2 million, a decrease of 2% from the $36.8 million expense for the same period in 2008.  The decrease was primarily due to a reduction in sales personnel in the Company’s restaurant and hotel and spa businesses, partially offset by increases in the Company’s Logistics Management business as well as non-recurring costs of $500,000 associated with personnel actions related to cost reduction initiatives executed during 2009.

Research and development expenses were $14.2 million for the year ended December 31, 2009, a decrease of 7% from the $15.3 million recorded in 2008.  This decline was primarily attributable to cost reductions achieved in outsourcing through strategic relationships, which was partially offset by the Company’s continued investment in its Logistics Management business as well as non-recurring costs of $500,000 associated with personnel actions related to cost reduction initiatives executed during 2009.

Amortization of identifiable intangible assets was $1.3 million for the year ended December 31, 2009 compared to $1.5 million for 2008.  This decrease was due to certain intangible assets becoming fully amortized during 2009.

    Other income, net, was $165,000 for the year ended December 31, 2009 compared to $921,000 for the same period in 2008.  Other income primarily includes rental income and foreign currency gains and losses.  The decrease was primarily due to a decline in foreign currency gains in 2009 when compared to 2008 as well as a decrease in rental income resulting from decreased occupancy in 2009 when compared to 2008.

    Interest expense represents interest charged on the Company’s short-term borrowing requirements from banks and from long-term debt.  Interest expense was $400,000 for the year ended December 31, 2009 as compared to $1.2 million in 2008.  The Company experienced lower average borrowings and a lower average borrowing rate in 2009 when compared to 2008.  The Company also recognized a decrease in interest expense of $146,000 related to its interest rate swap agreement.

    For the year ended December 31, 2009, the Company’s effective income tax benefit was 20.2%, compared to an effective income tax rate of 38% in 2008.  The variance from the federal statutory rate in 2009 was primarily the result of the establishment of a valuation allowance related to certain deferred tax assets, which decreased the tax benefit.  This valuation allowance was established as the Company determined that its foreign tax credit carryforwards may not be fully realized.    The variance from the federal statutory rate in 2008 was primarily due to the state income taxes and various nondeductible expenses partially offset by the research and experimental tax credit.

Results of Operations  —  2008 Compared to 2007

The Company reported revenues of $232.7 million for the year ended December 31, 2008, an increase of 11% from the $209.5 million reported for the year ended December 31, 2007.  The Company’s net income for the year ended December 31, 2008 was $2.2 million, or $.15 diluted net earnings per share, compared to a net loss of $2.7 million and $.19 diluted net loss per share for the same period in 2007.

Product revenues from the Company’s Hospitality segment were $81.8 million for the year ended December 31, 2008, an increase of 6% from the $77.1 million recorded in 2007.  This was primarily due to a $7.2 million increase in domestic product sales.  The Company recorded increased revenues to several major accounts including Yum! Brands, Catalina, CKE and McDonald’s.  This increase was partially offset by a $2.5 million decline in international revenue.  This decrease was primarily due to the timing of sales to McDonald’s in certain regions.

Customer service revenues are also generated by the Company’s Hospitality segment.  The Company’s service offerings include installation, software maintenance, training, twenty-four hour help desk support and various depot and on-site service options.  Customer service revenues were $75.4 million for the year ended December 31, 2008, a 12% increase from $67.4 million reported for the same period in 2007.  Approximately $3.3 million of this growth was related to a major service initiative with a large restaurant customer.  Also contributing to the growth was an increase in professional service and software maintenance contracts.

Contract revenues from the Company’s Government segment were $75.5 million for the year ended December 31, 2008, an increase of 16% when compared to the $65 million recorded in the same period in 2007.    The primary factor contributing to the growth was a $7.4 million increase in revenue from the Company’s information technology outsourcing contracts for facility operations at critical U.S. Department of Defense telecommunication sites across the globe.  These outsourcing operations provided by the Company directly support U.S. Navy, Air Force and Army operations as they seek to convert their military information technology communications facilities into contractor-run operations and to meet new requirements with contractor support.

Product margins for the year ended December 31, 2008 were 39.5%, a decrease of 130 basis points from the 40.8% for the year ended December 31, 2007.  This decline is primarily due to lower margins realized on a special initiative with a major restaurant customer involving third party peripheral devices.  Also, contributing to the decrease was a shift in product mix, and a stronger dollar.

Customer Service margins were 27.9% for the year ended December 31, 2008 compared to 24.2% for the same period in 2007.  This increase was primarily due to increases in professional services and software maintenance revenues, a special initiative with a major customer and cost reductions made during 2008.

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

Selling, general and administrative expenses are virtually all related to the Company’s Hospitality segment.  Selling, general and administrative expenses for the year ended December 31, 2008 were $36.8 million, a decrease of 2% from the $37.5 million expense for the same period in 2007.  The decrease was primarily due to a decline in bad debt expense and certain cost reductions.  This was partially offset by the Company’s continued investment into expanding its distribution channels.

Research and development expenses relate primarily to the Company’s Hospitality segment. Research and development expenses were $15.3 million for the year ended December 31, 2008, a decrease of 11% from the $17.2 million recorded in 2007.  This decline was primarily attributable to cost reductions achieved in outsourcing through strategic relationships.

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

Interest expense represents interest charged on the Company’s short-term borrowing requirements from banks and from long-term debt.  Interest expense was $1.2 million for the year ended December 31, 2008 as compared to $1.1 million in 2007.  The Company experienced higher average borrowings in 2008 when compared to 2007.  The Company also recognized an increase in interest expense related to its interest rate swap agreement that was entered into in September 2007.  This was partially offset by a lower borrowing interest rate in 2008 compared to 2007.

For the year ended December 31, 2008, the Company’s effective income tax rate was 38%, compared to a benefit of 35.6% in 2007.  The variance from the federal statutory rate in 2008 was primarily due to the state income taxes and various nondeductible expenses partially offset by the research and experimental tax credit.  The variance from the federal statutory rate in 2007 was primarily due to the state income tax benefits resulting from the pretax loss and certain tax credits, offset by various nondeductible expenses which decreased the tax benefit.

Liquidity and Capital Resources

The Company’s primary sources of liquidity have been cash flow from operations and lines of credit with various banks.  Cash provided by operations was $7.1 million for the year ended December 31, 2009 compared to cash used in operations of $2.3 million for 2008.  In 2009, cash benefited primarily by the reduction in accounts receivable, partially offset by the reduction in customer deposits.  In 2008, cash was impacted primarily by the growth in accounts receivable and inventory, partially offset by an increase in customer deposits.

Cash used in investing activities was $2.2 million for the year ended December 31, 2009 versus $424,000 for the same period in 2008.  In 2009, capital expenditures were $1.3 million and were primarily for manufacturing and computer equipment.  Capitalized software costs relating to software development of Hospitality segment products were $845,000 in 2009.  The amount paid as a contingent purchase price under prior years’ acquisitions totaled $54,000 in 2009.  In 2008, capital expenditures were $1 million and were primarily for manufacturing and computer equipment.  Capitalized software costs relating to software development of Hospitality segment products were $797,000 in 2008.  In 2008, the Company also received $1.6 million from the voluntary conversion of a Company-owned life insurance policy.  The amount paid as a contingent purchase price under prior years’ acquisitions totaled $156,000 in 2008.

Cash used in financing activities was $7.3 million for the year ended December 31, 2009 versus cash provided by financing of $6.1 million in 2008.  In 2009, the Company decreased its short-term borrowings by $6.8 million and decreased its long-term debt by $1.1 million.  The Company also benefited $547,000 from the exercise of employee stock options.  In 2008, the Company increased its short-term bank borrowings by $6.3 million and decreased its long-term debt by $773,000.  The Company also benefited $529,000 from the exercise of employee stock options.

The Company has an existing credit agreement containing a borrowing availability up to $20 million in the form of a line of credit.  This agreement allows the Company, at its option, to borrow funds at the LIBOR rate plus the applicable interest rate spread (1.5% at December 31, 2009) or at the bank’s prime lending rate plus the applicable interest rate spread (3.25% at December 31, 2009).  This agreement expires in June 2011.  At December 31, 2009, there was $2 million outstanding under this agreement.  The weighted average interest rate paid by the Company was 2.2% during 2009.  This agreement contains certain loan covenants including leverage and fixed charge coverage ratios.

In January 2010, this agreement was amended to exclude specific non-recurring charges recorded by the Company in the fourth quarter of 2009 from all debt covenant calculations in 2009 and 2010.  The Company is in compliance with these amended covenants at December 31, 2009.  This credit facility is secured by certain assets of the Company.

In 2006, the Company borrowed $6 million under an unsecured term loan agreement, executed as an amendment to one of its then bank line of credit agreements, in connection with a business acquisition.  The loan bears interest at the LIBOR rate plus the applicable interest rate spread (1.5% at December 31, 2009) or at the bank’s prime lending rate plus the applicable interest rate spread (3.25% at December 31, 2009). The terms and conditions of the line of credit agreement described in the preceding paragraph also apply to the term loan.

In September 2007, the Company entered into an interest rate swap agreement associated with the above $6 million loan, with principal and interest payments due through August 2012.  At December 31, 2009, the notional principal amount totaled $4.2 million.  This instrument was utilized by the Company to minimize significant unplanned fluctuations in earnings and cash flows caused by interest rate volatility.   The Company did not adopt hedge accounting, but rather records the fair market value adjustments through the consolidated statements of operations each period. The associated fair value adjustment within the consolidated statements of operations for the year ended December 31, 2009 was $146,000 recorded as a reduction to interest expense.  The adjustments for the years ended December 31, 2008 and 2007 were $234,000 and $154,000, respectively, and were recorded as additional interest expense.

The Company has a $1,659,000 mortgage collateralized by certain real estate.  The annual mortgage payment including interest totals $222,000.  The mortgage bears interest at a fixed rate of 5.75% and matures in 2019.  The Company also leases office space in several locations for varying terms.

The Company’s future principal payments under its term loan, mortgage and office leases are as follows (in thousands):

	Total	Less Than 1 Year	1-3 Years	3 - 5 Years	More than 5 Years
Long-term debt obligations	$5,859	$1,404	$3,205	$316	$934
Operating lease	10,001	2,499	3,670	2,761	1,071

Total	$15,860	$3,903	$6,875	$3,077	$2,005

During fiscal year 2010, the Company anticipates that its capital requirements will be approximately $1 to $2 million.  The Company does not usually enter into long term contracts with its major Hospitality segment customers. The Company commits to purchasing inventory from its suppliers based on a combination of internal forecasts and the actual orders from customers.  This process, along with good relations with suppliers, minimizes the working capital investment required by the Company.  Although the Company lists two major customers, McDonald’s and Yum! Brands, it sells to hundreds of individual franchisees of these corporations, each of which is individually responsible for its own debts.  These broadly made sales substantially reduce the impact on the Company’s liquidity if one individual franchisee reduces the volume of its purchases from the Company in a given year.  The Company, based on internal forecasts, believes its existing cash, line of credit facilities and its anticipated operating cash flow will be sufficient to meet its cash requirements through at least the next twelve months.  However, the Company may be required, or could elect, to seek additional funding prior to that time.  The Company’s future capital requirements will depend on many factors including its rate of revenue growth, the timing and extent of spending to support product development efforts, expansion of sales and marketing, the timing of introductions of new products and enhancements to existing products, and market acceptance of its products.  The Company cannot assure that additional equity or debt financing will be available on acceptable terms or at all.  The Company’s sources of liquidity beyond twelve months, in management’s opinion, will be its cash balances on hand at that time, funds provided by operations, funds available through its lines of credit and the long-term credit facilities that it can arrange.

Critical Accounting Policies

The Company’s consolidated financial statements are based on the application of U.S. generally accepted accounting principles (GAAP).  GAAP requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported.  The Company believes its use of estimates and underlying accounting assumptions adhere to GAAP and are consistently applied.  Valuations based on estimates are reviewed for reasonableness and adequacy on a consistent basis throughout the Company.  Primary areas where financial information of the Company is subject to the use of estimates, assumptions and the application of judgment include revenue recognition, accounts receivable, inventories, goodwill and intangible assets, and taxes.

Revenue Recognition Policy

Product revenues consist of sales of the Company’s standard point-of-sale and property management systems of the Hospitality segment as well as sales of hardware in support of its Logistics Management business. Product revenues include both hardware and software sales.  The Company also records service revenues relating to its standard point-of-sale and property management systems of the Hospitality segment as well as service related to its Logistics Management business.

Hardware

Revenue recognition on hardware sales occurs upon delivery to the customer site (or when shipped for systems that are not installed by the Company) when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectability is reasonably assured.

Software

Revenue recognition on software sales generally occurs upon delivery to the customer site (or when shipped for systems that are not installed by the Company), when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectability is reasonably assured.  For software sales where the Company is the sole party that has the proprietary knowledge to install the software, revenue is recognized upon installation and when the system is ready to go live.

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

Contracts

The Company’s contract revenues generated by the Government segment result primarily from contract services performed for the U.S. Government under a variety of cost-plus fixed fee, time-and-material, and fixed-price contracts.  Revenue on cost-plus fixed fee contracts is recognized based on allowable costs for labor hours delivered, as well as other allowable costs plus the applicable fee.  Revenue on time and material contracts is recognized by multiplying the number of direct labor hours delivered in the performance of the contract by the contract billing rates and adding other direct costs as incurred.  Revenue from fixed-price contracts is recognized as labor hours are delivered which approximates the straight-line basis of the life of the contract. The Company’s obligation under these contracts is to provide labor hours to conduct research or to staff facilities with no other deliverables or performance obligations.  Anticipated losses on all contracts are recorded in full when identified.  Unbilled accounts receivable are stated in the Company’s consolidated financial statements at their estimated realizable value.  Contract costs, including indirect expenses, are subject to audit and adjustment through negotiations between the Company and U.S. Government representatives.

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

Inventories

The Company’s inventories are valued at the lower of cost or market, with cost determined using the first-in, first-out (FIFO) method.  The Company uses certain estimates and judgments and considers several factors including product demand, changes in customer requirements and changes in technology to provide for excess and obsolescence reserves to properly value inventory.

Capitalized Software Development Costs

The Company capitalizes certain costs related to the development of computer software used in its Hospitality segment. Software development costs incurred prior to establishing technological feasibility are charged to operations and included in research and development costs.  Software development costs incurred after establishing technological feasibility are capitalized and amortized over the estimated economic life when the product is available for general release to customers.

Goodwill

The Company tests goodwill for impairment on an annual basis, or more often if events or circumstances indicate there may be impairment.  The Company operates in two core business segments, Hospitality and Government.  Goodwill impairment testing is performed at the sub-segment level (referred to as a reporting unit).  The three reporting units utilized by the Company are: Restaurant, Hotel/Spa, and Government. Goodwill is assigned to a specific reporting unit at the date the goodwill is initially recorded. Once goodwill has been assigned to a specific reporting unit, it no longer retains its association with a particular acquisition, and all of the activities within a reporting unit, whether acquired or organically grown, are available to support the value of the goodwill.

Goodwill impairment analysis is a two-step test. The first step, used to identify potential impairment, involves comparing each reporting unit’s fair value to its carrying value including goodwill. If the fair value of a reporting unit exceeds its carrying value, applicable goodwill is considered not to be impaired. If the carrying value exceeds fair value, there is an indication of impairment at which time a second step would be performed to measure the amount of impairment.  The second step involves calculating an implied fair value of goodwill for each reporting unit for which the first step indicated impairment.

The Company utilizes three methodologies in performing their goodwill impairment test for each reporting unit.  These methodologies include both an income approach, namely a discounted cash flow method, and two market approaches, namely the guideline public company method and quoted price method.  The discounted cash flow method was weighted 80% in the fair value calculation, while the public company method and quoted price method were weighted each 10% of the fair value calculation.  The valuation methodologies and weightings used in the current year are consistent with those used in the prior year.

The discounted cash flow method derives a value by determining the present value of a projected level of income stream, including a terminal value.  This method involves the present value of a series of estimated future benefits at the valuation date by the application of a discount rate, one which a prudent investor would require before making an investment in the equity of the company.  The Company considers this method to be most reflective of a market participant’s view of fair value given the current market conditions as it is based on the Company’s forecasted results and, therefore, established its weighting at 80% of the fair value calculation.

Key assumptions within the Company’s discounted cash flow model include projected financial operating results, long term growth rate ranging from 4% to 5% (beyond 5 years) and discount rates ranging from 15% to 21%, depending on the reporting unit.  As stated above, as the discounted cash flow method derives value from the present value of a projected level of income stream, a modification to the Company’s projected operating results including changes to the long term growth rate could impact the fair value.  The present value of the cash flows is determined using a discount rate that was based on the capital structure and capital costs of comparable public companies as identified by the Company.  A change to the discount rate could impact the fair value determination.

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

The public company method and quoted price method of appraisal are based on the premise that pricing multiples of publicly traded companies can be used as a tool to be applied in valuing closely held companies.  The mechanics of the method require the use of the stock price in conjunction with other factors to create a pricing multiple that can be used, with certain adjustments, to apply against the subject’s similar factor to determine an estimate of value for the subject company.  The Company considered these methods appropriate as they provide an indication of fair value as supported by current market conditions.  The Company established its weighting at 10% of the fair value calculation for each method.

The most critical assumption underlying the market approaches utilized by the Company are the comparable companies utilized.  Each market approach described above estimates revenue and earnings multiples for the Company based on its comparables.  As such, a change to the comparable companies could have an impact on the fair value determination.

The amount of goodwill carried by the Restaurant, Hotel/Spa, and Government reporting units is $12 million, $13.9 million and $0.7 million, respectively.  The estimated fair values of the Restaurant and Hotel / Spa reporting units exceed their carrying values by 11% and 12%, respectively.  The estimated fair value of the Government reporting unit is substantially in excess of its carrying value.

Restaurant:

In deriving its fair value estimates, the Company has utilized key assumptions that it believes are generally materially consistent with historical results.These assumptions, specifically those included within the discounted cash flow estimate, are comprised of the revenue growth rate, gross margin, operating expenses, working capital requirements, and depreciation and amortization expense.

    The Company has utilized revenue growth estimates ranging from approximately 5% to 11% annually over the next five years, with the exception of one year which utilized a growth estimate of 17.6%.  Estimates for that specific year were based primarily on the expectation of a significant technology upgrade by a major customer during that year. These revenue growth rates trend to a long term growth rate of 5%. The Company’s revenue estimates are based primarily on this aforementioned technology upgrade, as well as on the Company’s continued penetration into new accounts and markets. Although the revenue growth rates used in the Company’s estimates are higher than the actual growth rate achieved in its most recently completed fiscal year, the Company believes that these rates are appropriate based on information it has received from its customers relative to their planned capital investments.

The Company has utilized gross margin estimates that are materially consistent with historical gross margins achieved and reflect the Company’s planned execution of strategic gross margin improvement initiatives in future periods beginning in fiscal year 2010.  Estimates of operating expenses, working capital requirements and depreciation and amortization expense utilized for these reporting units are consistent with actual historical amounts.  The Company believes the utilization of actual historical results is an appropriate basis supporting the fair value of this reporting unit and has no reason to anticipate that future results will vary significantly from historical results.

Lastly, the Company utilized a discount rate of approximately 21% for this reporting unit.  This estimate was derived through a combination of current risk-free interest rate data, financial data from companies that PAR has deemed as its competitors, and was assessed based on volatility between the Company’s historical financial projections and actual results achieved.

Hotel / Spa:

In deriving its fair value estimates, the Company has utilized key assumptions that it believes are generally materially consistent with historical results.  These assumptions, specifically those included within the discounted cash flow estimate, are comprised of the revenue growth rate, gross margin, operating expenses, working capital requirements, and depreciation and amortization expense.

The Company has utilized an annual revenue growth rate of approximately 5% per year, including a long term growth rate of 5%.  The revenue assumptions utilized in the projection are materially consistent with actual revenue recorded by this reporting unit during recent fiscal years and the Company believes that the growth rates used are conservative based on its current strategy of increased entrance into new Hotel/Spa markets.

The Company has utilized gross margin estimates that are materially consistent with historical gross margins achieved.  Estimates of operating expenses, working capital requirements and depreciation and amortization expense utilized for this reporting unit are consistent with actual historical amounts.  The Company believes utilization of actual historical results is an appropriate basis supporting the fair value of the Hotel/Spa reporting unit and has no reason to anticipate that future results will vary significantly from historical results.

Lastly, the Company utilized a discount rate of approximately 16% for this reporting unit.  This estimate was derived through a combination of current risk-free interest rate data, financial data from companies that PAR has deemed as its competitors, and was based on volatility between the Company’s historical financial projections and actual results achieved.

The economic conditions throughout 2009, both in the U.S. and in many other countries where the Company operates, have contributed and may continue to contribute to higher unemployment levels, decreased consumer spending, reduced credit availability and/or declining business and consumer confidence. Such conditions could have an impact on the markets in which the Company’s customers operate, which could result in a reduction of sales, operating income and cash flows.  Reductions in these results could have a material adverse impact on the underlying estimates used in deriving the fair value of the Company’s reporting units used in support of its annual goodwill impairment test or could result in a triggering event requiring a fair value remeasurement particularly if the Company is unable to achieve the estimates of revenue growth and gross margin improvements indicated in the preceding paragraphs.  This remeasurement may result in an impairment charge in future periods.

    The Company has qualitatively reconciled the aggregate estimated fair value of the reporting units to the market capitalization of the consolidated Company including a traditional control premium.

Taxes

    The Company has significant amounts of deferred tax assets that are reviewed for recoverability and valued accordingly.  These assets are evaluated by using estimates of future taxable income and the impact of tax planning strategies.  Valuations related to tax accruals and assets can be impacted by changes to tax codes, changes in statutory tax rates and the Company’s estimates of its future taxable income levels.

New Accounting Pronouncements Not Yet Adopted

    See Note 1 to the Consolidated Financial Statements included in Part IV, Item 15 of this Report for details of New Accounting Pronouncements Not Yet Adopted.

Off-Balance Sheet Arrangements

    The Company did not have any off-balance sheet arrangements.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk inflation

Inflation had little effect on revenues and related costs during 2009.  Management anticipates that margins will be maintained at acceptable levels to minimize the affects of inflation, if any.

interest rates

As of December 31, 2009, the Company has $2.9 million in variable long-term debt and $3.3 million in variable short-term debt.  The Company believes that an adverse change in interest rates of 100 basis points would not have a material impact on our business, financial condition, results of operations or cash flows.

foreign currency

The Company’s primary exposures relate to certain non-dollar denominated sales and operating expenses in Europe and Asia. These primary currencies are the Euro, the Australian dollar and the Singapore dollar.  Management believes that foreign currency fluctuations should not have a significant impact on our business, financial conditions, and results of operations or cash flows due to the low volume of business affected by foreign currencies.

Item 8:                 Financial Statements and Supplementary Data

The Company’s 2009 consolidated financial statements, together with the report thereon of KPMG LLP dated March 16, 2010, are included elsewhere herein.  See Part IV, Item 15 for a list of Financial Statements.

Item 9A:    Controls and Procedures

    1.           Evaluation of Disclosure Controls and Procedures.

Based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2009, the end of the period covered by this Annual Report on Form 10-K (the “Evaluation Date”), conducted under the supervision of and with the participation of the Company’s chief executive officer and chief financial officer, such officers have concluded that the Company’s disclosure controls and procedures, which are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and designed to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is accumulated and communicated to management, including the chief executive and financial officers, as appropriate, to allow timely decisions regarding required disclosures, are effective as of the Evaluation Date.

    2.           Management’s Report on Internal Control over Financial Reporting.

    PAR’s management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) under the Exchange Act.  The Company’s internal control system has been designed to provide reasonable assurance to management and the Board of Directors regarding the preparation and fair presentation of published financial statements in accordance with U.S. generally accepted accounting principles.

A company’s internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions  and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

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

PAR’s management, under the supervision of and with the participation of the Company’s chief executive officer and chief financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) based on the framework in Internal Control – Integrated Framework.  Based on its assessment, based on those criteria, management believes that as of December 31, 2009, the Company’s internal control over financial reporting was effective.

    3.           Attestation Report of Independent Registered Public Accounting Firm.

    The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by KPMG LLP, our independent registered public accounting firm.  KPMG LLP’s related report is included within Part IV, Item 15 of this Form 10-K.

    4.           Changes in Internal Controls over Financial Reporting

During the Company’s last fiscal quarter of 2009 (the fourth fiscal quarter), there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13 a-15(f)) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting

PART III

Item 10:  Directors, Executive Officers and Corporate Governance

The information required by this item will appear under the caption “Directors, Executive Officers and Corporate Governance” in our 2010 definitive proxy statement for the annual meeting of stockholders in May 2010 and is incorporated herein by reference.

Item 11: Executive Compensation

The information required by this item will appear under the caption “Executive Compensation” in our 2010 definitive proxy statement for the annual meeting of stockholders in May 2010 and is incorporated herein by reference.

Item 12:  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will appear under the caption “Security Ownership of Management and Certain Beneficial Owners” in our 2010 definitive proxy statement for the annual meeting of stockholders in May 2010 and is incorporated herein by reference.

Item 13:  Certain Relationships and Related Transactions, and Director Independence

The information required by this item will appear under the caption “Executive Compensation” in our 2010 definitive proxy statement for the annual meeting of stockholders in May 2010 and is incorporated herein by reference.

Item 14:  Principal Accounting Fees and Services
The response to this item will appear under the caption “Principal Accounting Fees and Services” in our 2010 definitive proxy statement for the annual meeting of stockholders in May 2010 and is incorporated herein by reference.

PART IV

Item 15:  Exhibits, Financial Statement Schedules

(b)         Exhibits
See list of exhibits on page 78.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
PAR Technology Corporation:

We have audited the consolidated financial statements of PAR Technology Corporation and subsidiaries (PAR Technology) as of December 31, 2009 and 2008 and for each of the years in the three-year period ended December 31, 2009, as listed in the accompanying index. We also have audited PAR Technology’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). PAR Technology’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on PAR Technology’s internal control over financial reporting based on our audits.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PAR Technology as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also in our opinion, PAR Technology maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP
KPMG LLP

Syracuse, New York
March 16, 2010

PAR TECHNOLOGY CORPORATION
CONSOLIDATED BALANCE SHEETS
 (in thousands, except share amounts)

	December 31
	2009	2008
Assets Current assets:
Cash and cash equivalents	$3,907	$6,227
Accounts receivable-net	46,107	53,582
Inventories-net	32,867	41,132
Income tax refunds	438	208
Deferred income taxes	6,362	5,301
Other current assets	3,235	3,588
Total current assets	92,916	110,038
Property, plant and equipment - net	6,332	6,879
Deferred income taxes	1,202	1,525
Goodwill	26,635	25,684
Intangible assets - net	7,243	8,251
Other assets	1,775	1,611
Total Assets	$136,103	$153,988
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$1,404	$1,079
Borrowings under lines of credit	2,000	8,800
Accounts payable	12,942	15,293
Accrued salaries and benefits	7,607	8,360
Accrued expenses	3,868	3,962
Customer deposits	1,782	6,157
Deferred service revenue	16,598	16,318
Total current liabilities	46,201	59,969
Long-term debt	4,455	5,852
Other long-term liabilities	2,212	1,910
Shareholders’ Equity:
Preferred stock, $.02 par value,
1,000,000 shares authorized	−	−
Common stock, $.02 par value,
29,000,000 shares authorized;
16,449,695 and 16,189,718 shares issued;
14,796,940 and 14,536,963 outstanding	329	324
Capital in excess of par value	41,382	40,173
Retained earnings	47,482	52,668
Accumulated other comprehensive loss	(449)	(1,399)
Treasury stock, at cost, 1,652,755 shares	(5,509)	(5,509)
Total shareholders’ equity	83,235	86,257
Total Liabilities and Shareholders’ Equity	$136,103	$153,988

See accompanying notes to consolidated financial statements

PAR TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
 (in thousands, except per share amounts)

	Year Ended December 31,
	2009	2008	2007
Net revenues:
Product	$72,555	$81,763	$77,116
Service	74,046	75,430	67,370
Contract	76,447	75,494	64,998
	223,048	232,687	209,484
Costs of sales:
Product	48,945	49,440	45,635
Service	56,408	54,421	51,078
Contract	72,220	71,376	60,863
	177,573	175,237	157,576
Gross margin	45,475	57,450	51,908
Operating expenses:
Selling, general and administrative	36,207	36,790	37,517
Research and development	14,196	15,295	17,155
Amortization of identifiable intangible assets	1,337	1,535	1,572
	51,740	53,620	56,244

Operating income (loss)	(6,265)	3,830	(4,336)
Other income, net	165	921	1,227
Interest expense	(400)	(1,176)	(1,096)

Income (loss) before provision for income taxes	(6,500)	3,575	(4,205)
(Provision) benefit for income taxes	1,314	(1,358)	1,497
Net income (loss)	$(5,186)	$2,217	$(2,708)
Earnings (loss) per share
Basic	$(.36)	$.15	$(.19)
Diluted	$(.36)	$.15	$(.19)
Weighted average shares outstanding
Basic	14,547	14,421	14,345
Diluted	14,547	14,761	14,345

See accompanying notes to consolidated financial statements

PAR TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

		Year Ended December 31,
	2009	2008	2007

Net income (loss)	$(5,186)	$2,217	$(2,708)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	950	(1,871)	961
Comprehensive income (loss)	$(4,236)	$346	$(1,747)

See accompanying notes to consolidated financial statements

PAR TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

	Common Stock		Capital in excess of	Retained	Accumulated Other Comprehensive	Treasury Stock		Total Shareholders’
(in thousands)	Shares	Amount	Par Value	Earnings	Income (Loss)	Shares	Amount	Equity

Balances at December 31, 2006	15,980	$320	$38,602	$53,159	$(489)	(1,653)	$(5,509)	$86,083
Net loss				(2,708)				(2,708)
Issuance of common stock upon the exercise of stock options	58	1	202					203
Issuance of restricted stock awards	10
Equity based compensation			448					448
Translation adjustments, net of tax of $564					961			961
Balances at December 31, 2007	16,048	321	39,252	50,451	472	(1,653)	(5,509)	84,987
Net income				2,217				2,217
Issuance of common stock upon the exercise of stock options	92	2	526					528
Issuance of restricted stock awards	50	1						1
Equity based compensation			395					395
Translation adjustments, net of tax of $1,239					(1,871)			(1,871)
Balances at December 31, 2008	16,190	324	40,173	52,668	(1,399)	(1,653)	(5,509)	86,257
Net loss				(5,186)				(5,186)
Issuance of common stock upon the exercise of stock options	192	4	543					547
Issuance of restricted stock awards	68	1						1
Equity based compensation			666					666
Translation adjustments, net of tax of $638					950			950
Balances at December 31, 2009	16,450	$329	$41,382	$47,482	$(449)	(1,653)	$(5,509)	$83,235

See accompanying notes to consolidated financial statements

PAR TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net income (loss)	$(5,186)	$2,217	$(2,708)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,846	4,029	4,079
Provision for bad debts	1,432	1,052	3,034
Provision for obsolete inventory	7,752	2,625	3,001
Equity based compensation	666	395	448
Deferred income tax	(1,376)	546	(2,211)
Changes in operating assets and liabilities:
Accounts receivable	6,339	(11,026)	149
Inventories	654	(3,438)	(7,372)
Income tax refunds	(230)	313	582
Other current assets	411	(218)	(633)
Other assets	(26)	388	(729)
Accounts payable	(2,400)	(1,685)	4,603
Accrued salaries and benefits	(852)	(1,559)	1,640
Accrued expenses	(95)	204	1,999
Customer deposits	(4,375)	2,259	242
Deferred service revenue	206	1,961	2,103
Other long-term liabilities	302	(405)	436
Net cash provided by (used in) operating activities	7,068	(2,342)	8,663
Cash flows from investing activities:
Capital expenditures	(1,306)	(1,042)	(2,017)
Capitalization of software costs	(845)	(797)	(1,158)
Contingent purchase price paid on prior year acquisitions	(54)	(156)	(278)
Cash received from voluntary conversion of long-lived other assets	─	1,571	─
Net cash used in investing activities	(2,205)	(424)	(3,453)
Cash flows from financing activities:
Net borrowings (payments) under line-of-credit agreements	(6,800)	6,300	(5,213)
Payments of long-term debt	(1,072)	(773)	(244)
Proceeds from the exercise of stock options	507	488	203
Excess tax benefit of stock option exercises	40	41	─
Net cash provided by (used in) financing activities	(7,325)	6,056	(5,254)
Effect of exchange rate changes on cash and cash equivalents	142	(1,494)	202
Net increase (decrease) in cash and cash equivalents	(2,320)	1,796	158
Cash and cash equivalents at beginning of period	6,227	4,431	4,273
Cash and cash equivalents at end of period	$3,907	$6,227	$4,431
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$555	$873	$963
Income taxes, net of refunds	333	508	104
See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Summary of Significant Accounting Policies

Basis of consolidation

    The consolidated financial statements include the accounts of PAR Technology Corporation and its subsidiaries (ParTech, Inc., PAR Springer-Miller Systems, Inc., PixelPoint ULC, PAR Government Systems Corporation, Rome Research Corporation, Ausable Solutions, Inc., and Par Logistics Management Systems), collectively referred to as the “Company.” All significant intercompany transactions have been eliminated in consolidation.

    Effective July 1, 2009, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 105-10 “The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162.” ASC 105-10 establishes the FASB ASC as the source of authoritative accounting principles recognized by the FASB to be applied in preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP).  The adoption of the Codification did not change previous GAAP and had no impact on the Company’s consolidated financial position and results of operations. All prior references to previous GAAP in the Company’s consolidated financial statements were updated for the new references under the Codification.

Revenue recognition

    Product revenues consist of sales of the Company’s standard point-of-sale and property management systems of the Hospitality segment as well as sales of hardware in support of its Logistics Management business. Product revenues include both hardware and software sales.  The Company also records service revenues relating to its standard point-of-sale and property management systems of the Hospitality segment as well as service related to its Logistics Management business.

Hardware

    Revenue recognition on hardware sales occurs upon delivery to the customer site (or when shipped for systems that are not installed by the Company) when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectability is reasonably assured.

Software

    Revenue recognition on software sales generally occurs upon delivery to the customer site (or when shipped for systems that are not installed by the Company), when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectability is reasonably assured.  For software sales where the Company is the sole party that has the proprietary knowledge to install the software, revenue is recognized upon installation and when the system is ready to go live.

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

Contracts

The Company’s contract revenues generated by the Government segment result primarily from contract services performed for the U.S. Government under a variety of cost-plus fixed fee, time-and-material, and fixed-price contracts.  Revenue on cost-plus fixed fee contracts is recognized based on allowable costs for labor hours delivered, as well as other allowable costs plus the applicable fee.  Revenue on time and material contracts is recognized by multiplying the number of direct labor hours delivered in the performance of the contract by the contract billing rates and adding other direct costs as incurred.  Revenue from fixed-price contracts is recognized as labor hours are delivered which approximates the straight-line basis of the life of the contract. The Company’s obligation under these contracts is to provide labor hours to conduct research or to staff facilities with no other deliverables or performance obligations.  Anticipated losses on all contracts are recorded in full when identified.  Unbilled accounts receivable are stated in the Company’s consolidated financial statements at their estimated realizable value.  Contract costs, including indirect expenses, are subject to audit and adjustment through negotiations between the Company and U.S. Government representatives.

Statement of cash flows

For purposes of reporting cash flows, the Company considers all highly liquid investments, purchased with a remaining maturity of three months or less, to be cash equivalents.

Accounts receivable – Allowance for doubtful accounts

    Allowances for doubtful accounts are based on estimates of probable losses related to accounts receivable balances.  The establishment of allowances requires the use of judgment and assumptions regarding probable losses on receivable balances.

Inventories

The Company’s inventories are valued at the lower of cost or market, with cost determined using the first-in, first-out (FIFO) method.  The Company uses certain estimates and judgments and considers several factors including product demand, changes in customer requirements and changes in technology to provide for excess and obsolescence reserves to properly value inventory.

Property, plant and equipment

Property, plant and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets, which range from three to twenty-five years.  Expenditures for maintenance and repairs are expensed as incurred.

Other assets

Other assets consist of cash surrender value of life insurance related to the Company’s Deferred Compensation Plan.

Income taxes

    The provision for income taxes is based upon pretax earnings with deferred income taxes provided for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities.  The Company records a valuation allowance when necessary to reduce deferred tax assets to their net realizable amounts.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Other long-term liabilities

    Other long-term liabilities represent amounts owed to certain employees who are participants in the Company’s Deferred Compensation Plan.

Foreign currency

    The assets and liabilities for the Company’s international operations are translated into U.S. dollars using year-end exchange rates. Income statement items are translated at average exchange rates prevailing during the year. The resulting translation adjustments are recorded as a separate component of shareholders’ equity under the heading Accumulated Other Comprehensive Loss.  Exchange gains and losses on intercompany balances of a long-term investment nature are also recorded as a translation adjustment and are included in Accumulated Other Comprehensive Income (Loss).  Foreign currency transaction gains and losses are recorded in other income in the accompanying statements of operations.

Other income

    The components of other income for the three years ending December 31 are as follows:

	Year ended December 31
	(in thousands)
	2009	2008	2007

Foreign currency gain / (loss)	$(19)	$314	$605
Rental income-net	191	410	444
Other	(7)	197	178
	$165	$921	$1,227

Identifiable intangible assets

    The Company capitalizes certain costs related to the development of computer software used in its Hospitality segment. Software development costs incurred prior to establishing technological feasibility are charged to operations and included in research and development costs.  Software development costs incurred after establishing feasibility are capitalized and amortized on a product-by-product basis when the product is available for general release to customers.  Annual amortization, charged to cost of sales, is computed using the straight-line method over the remaining estimated economic life of the product, generally three years. Amortization of capitalized software costs amounted to $656,000, $662,000 and $624,000 in 2009, 2008, and 2007, respectively.

    The Company acquired identifiable intangible assets in connection with its acquisitions in prior years.  Amortization of identifiable intangible assets amounted to $1,337,000 in 2009, $1,535,000 in 2008 and $1,572,000 in 2007.

The components of identifiable intangible assets are:

	December 31,
	(in thousands)
	2009	2008

Software costs	$7,997	$6,843
Customer relationships	4,457	4,401
Trademarks (non-amortizable)	2,731	2,677
Other	596	577
	15,781	14,498
Less accumulated amortization	(8,538)	(6,247)
	$7,243	$8,251

The future amortization of these intangible assets is as follows (in thousands):

2010	$2,048
2011	1,613
2012	851
Thereafter	─
$4,512

The Company has elected to test for impairment of identifiable intangible assets during the fourth quarter of its fiscal year.  There was no impairment of identifiable intangible assets in 2009, 2008 and 2007.

Stock-based compensation

    The Company recognizes all stock-based compensation to employees, including grants of employee stock options and restricted stock awards, in the financial statements as compensation cost over the vesting period based on their fair value on the date of grant.

Earnings per share

Basic earnings per share are computed based on the weighted average number of common shares outstanding during the period.  Diluted earnings per share primarily reflects the dilutive impact of outstanding stock options and restricted stock awards.

The following is a reconciliation of the weighted average shares outstanding for the basic and diluted EPS computations (in thousands, except share and per share data):

2009	2008	2007

Net income (loss)	$(5,186)	$2,217	$(2,708)
Basic:
Shares outstanding at beginning of year	14,471	14,372	14,310
Weighted shares issued during the year	76	49	35
Weighted average common shares, basic	14,547	14,421	14,345
Earnings (loss) per common share, basic	$(.36)	$.15	$(.19)
Diluted:
Weighted average common shares, basic	14,547	14,421	14,345
Weighted average shares issued during the year	—	65	—
Dilutive impact of stock options and restricted stock awards	—	275	—
Weighted average common shares, diluted	14,547	14,761	14,345
Earnings (loss) per common share, diluted	$(.36)	$.15	$(.19)

    For the year ended December 31, 2009, 245,000 of incremental shares from the assumed exercise of stock options and 26,000 restricted stock awards are not included in the computation of diluted earnings per share because of the anti-dilutive effect on earnings per share.  At December 31, 2008, there were 442,000 anti-dilutive stock options outstanding.  For the year ended December 31, 2007, 436,000 of incremental shares from the assumed exercise of stock options and 23,000 restricted stock awards were not included in the computation of diluted earnings per share because of the anti-dilutive effect on earnings per share.

Goodwill

    The Company tests goodwill for impairment on an annual basis, or more often if events or circumstances indicate there may be impairment.  The Company operates in two core business segments, Hospitality and Government.  Goodwill impairment testing is performed at the sub-segment level (referred to as a reporting unit).  The three reporting units utilized by the Company are: Restaurant, Hotel/Spa, and Government. Goodwill is assigned to reporting units at the date the goodwill is initially recorded. Once goodwill has been assigned to reporting units, it no longer retains its association with a particular acquisition, and all of the activities within a reporting unit, whether acquired or organically grown, are available to support the value of the goodwill.  The amount outstanding for goodwill was $26.6 million, $25.7 and $27.0 million at December 31, 2009, 2008 and 2007, respectively.  The Company performs its annual impairment test of goodwill as of October 1 and performed the annual test as of October 1, 2009, 2008 and 2007 and concluded that no impairment existed at any of the aforementioned dates.

The following table reflects the changes in goodwill during the year (in thousands):

	Year ended December 31,
	2009	2008	2007

Balance at beginning of year	$25,684	$26,998	$25,734

Purchase accounting adjustment related to prior year acquisition	—	—	27

Contingent purchase price earned on prior year acquisitions	33	54	156

Change in foreign exchange rates during the period	918	(1,368)	1,081

Balance at end of year	$26,635	$25,684	$26,998

Accounting for impairment or disposal of long-lived assets

    The Company evaluates the accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed.  The Company will recognize impairment of long-lived assets or asset groups if the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to such assets.  If the carrying value of a long-lived asset or asset group is considered impaired, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset or asset group for assets to be held and used, or the amount by which the carrying value exceeds the fair market value less cost to dispose for assets to be disposed.  No impairment was identified during 2009, 2008 or 2007.

Reclassifications

    Amounts in prior years’ consolidated financial statements are reclassified whenever necessary to conform to the current year’s presentation.

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

The economic conditions in 2009 and the continued volatility in the financial markets, both in the U.S. and in many other countries where the Company operates, have contributed and may continue to contribute to higher unemployment levels, decreased consumer spending, reduced credit availability and/or declining business and consumer confidence. Such conditions could have an impact on the markets in which the Company’s customers operate, which could result in a reduction of sales, operating income and cash flows and could have a material adverse impact on the Company’s significant estimates discussed above, specifically the fair value of the Company’s reporting units used in support of its annual goodwill impairment test.

Recently Issued Accounting Pronouncements Not Yet Adopted

In October 2009, the FASB issued ASU No. 2009-14, “Certain Revenue Arrangements That Include Software Elements.”  ASU No. 2009-14 amends guidance included within ASC Topic 985-605 to exclude tangible products containing software components and non-software components that function together to deliver the product’s essential functionality. Entities that sell joint hardware and software products that meet this scope exception will be required to follow the guidance of ASU No. 2009-13. ASU No. 2009-14 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption and retrospective application are also permitted. The Company is currently evaluating the impact of adopting the provisions of ASU No. 2009-14.

In October 2009, the FASB issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements.”  ASU No. 2009-13 amends guidance included within ASC Topic 605-25 to require an entity to use an estimated selling price when vendor specific objective evidence or acceptable third party evidence does not exist for any products or services included in a multiple element arrangement. The arrangement consideration should be allocated among the products and services based upon their relative selling prices, thus eliminating the use of the residual method of allocation. ASU No. 2009-13 also requires expanded qualitative and quantitative disclosures regarding significant judgments made and changes in applying this guidance. ASU No. 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption and retrospective application are also permitted. The Company is currently evaluating the impact of adopting the provisions of ASU No. 2009-13.

Recently Adopted Accounting Pronouncements

Effective July 1, 2009, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 105-10 “The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162.” ASC 105-10 establishes the FASB ASC as the source of authoritative accounting principles recognized by the FASB to be applied in preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP). The adoption did not have any impact on the Company’s consolidated financial statements.

Effective April 1, 2009, the Company adopted ASC 825, “Financial Instruments.”  ASC 825 requires disclosures about fair value of financial instruments in interim financial information for periods ending after June 15, 2009.  The adoption of this standard did not have any impact on the Company’s consolidated financial statements.

Effective January 1, 2009, the Company accounts for its acquisitions in accordance with ASC Topic 805.  Topic 805, applies to all transactions or other events in which an entity obtains control of one or more businesses, and requires that the acquisition method be used for such transactions or events. Topic 805, with limited exceptions, requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date. This will result in acquisition related costs and anticipated restructuring costs related to the acquisition being recognized separately from the business combination.  The adoption of ASC 805 as of January 1, 2009 did not have any impact on the Company’s consolidated financial statements.

Note 2 — Accounts Receivable

    The Company’s net accounts receivable consist of:

December 31,
(in thousands)
	2009	2008
Government segment:
Billed	$13,898	$13,260
Advanced billings	(572)	(2,096)
	13,326	11,164
Hospitality segment:
Accounts receivable - net	31,730	42,418

Other	1,051	─
	$46,107	$53,582

    At December 31, 2009, 2008 and 2007, the Company had recorded allowances for doubtful accounts of $1,621,000, $2,306,000 and $2,447,000, respectively, against Hospitality segment accounts receivable.  Write-offs of accounts receivable during fiscal years 2009, 2008 and 2007 were $2,117,000, $1,193,000 and $2,437,000, respectively.  The provision for doubtful accounts recorded in the consolidated statements of operations was $1,432,000, $1,052,000 and $3,034,000 in 2009, 2008 and 2007, respectively.

Note 3 — Inventories

    Inventories are used primarily in the manufacture, maintenance, and service of the Hospitality segment systems.  Inventories are net of related reserves. The components of inventories-net are:

December 31, (in thousands)
	2009	2008

Finished Goods	$8,314	$7,761
Work in process	1,462	1,425
Component parts	7,029	13,661
Service parts	16,062	18,285
	$32,867	$41,132

    The Company records reserves for shrinkage and excess and obsolete inventory.  At December 31, 2009, 2008 and 2007, these amounts were $8,801,000, $3,267,000 and $3,951,000, respectively.  Write-offs of inventories during fiscal years 2009, 2008 and 2007 were $2,218,000 $3,309,000 and $2,708,000, respectively.  The provision for shrinkage and excess and obsolete inventory recorded in the consolidated statements of operations was $7,752,000, $2,625,000 and $3,001,000, in 2009, 2008 and 2007, respectively.

Note 4 — Property, Plant and Equipment

    The components of property, plant and equipment are:

December 31,
(in thousands)
	2009	2008

Land	$253	$253
Buildings and improvements	5,984	5,857
Rental property	5,519	5,490
Furniture and equipment	22,033	20,787
	33,789	32,387

Less accumulated depreciation and amortization	(27,457)	(25,508)
	$6,332	$6,879

    The estimated useful lives of buildings and improvements and rental property are twenty to twenty-five years.  The estimated useful lives of furniture and equipment range from three to eight years.  Depreciation expense recorded was $1,853,000, $1,832,000 and $1,882,000 for 2009, 2008 and 2007, respectively.

    The Company leases a portion of its headquarters facility to various tenants.  Rent received from these leases totaled $416,000, $1,051,000 and $1,132,000 for 2009, 2008 and 2007, respectively.  Future minimum rent payments due to the Company under these lease arrangements are as follows (in thousands):

2010	$418
2011	246
2012	55
2013	54
2014	5
$778

    The Company leases office space under various operating leases. Rental expense on these operating leases was approximately $2,917,000, $2,778,000 and $2,706,000 for 2009, 2008, and 2007, respectively.  Future minimum lease payments under all non-cancelable operating leases are (in thousands):

2010	$2,499
2011	1,928
2012	1,742
2013	1,641
2014	1,120
Thereafter	1,071
$10,001

Note 5 — Debt

    At December 31, 2009, the Company has an existing credit agreement containing a borrowing availability up to $20 million in the form of a line of credit.  This agreement allows the Company, at its option, to borrow funds at the LIBOR rate plus the applicable interest rate spread (1.5% at December 31, 2009) or at the bank’s prime lending rate plus the applicable interest rate spread (3.25% at December 31, 2009).  This agreement expires in June 2011.  At December 31, 2009, there was $2 million outstanding under this agreement.  The weighted average interest rate paid by the Company was 2.2% during 2009.  At December 31, 2008, there was $8.8 million outstanding under this credit agreement.  The weighted average interest rate paid by the Company during 2008 was 4.9%.  This agreement contains certain loan covenants including leverage and fixed charge coverage ratios.

   In January 2010, this agreement was amended to exclude specific non-recurring charges recorded by the Company in the fourth quarter of 2009 from all debt covenant calculations in 2009 and 2010.  The Company is in compliance with these amended covenants at December 31, 2009.  This credit facility is secured by certain assets of the Company.

   In 2006, the Company borrowed $6 million under an unsecured term loan agreement, executed as an amendment to one of its then bank line of credit agreements, in connection with a business acquisition.  The loan bears interest at the LIBOR rate plus the applicable interest rate spread (1.5% at December 31, 2009) or at the bank’s prime lending rate plus the applicable interest rate spread (3.25% at December 31, 2009). The terms and conditions of the line of credit agreement described in the preceding paragraph also apply to the term loan.

   In September 2007, the Company entered into an interest rate swap agreement associated with the above $6 million loan, with principal and interest payments due through August 2012.  At December 31, 2009, the notional principal amount totaled $4.2 million.  This instrument was utilized by the Company to minimize significant unplanned fluctuations in earnings and cash flows caused by interest rate volatility.   The Company did not adopt hedge accounting, but rather records the fair market value adjustments through the consolidated statements of operations each period. The associated fair value adjustment within the consolidated statements of operations for the year ended December 31, 2009 was $146,000 recorded as a reduction to interest expense.  The adjustments for the years ended December 31, 2008 and 2007 were $234,000 and $154,000, respectively, and were recorded as additional interest expense.

    The Company has a $1,659,000 mortgage collateralized by certain real estate.  The annual mortgage payment including interest totals $222,000.  The mortgage bears interest at a fixed rate of 5.75% and matures in 2019.  The Company also leases office space in several locations for varying terms.

The Company’s future principal payments under its term loan and mortgage are as follows (in thousands):

2010	$1,404
2011	1,711
2012	1,494
2013	153
2014	163
Thereafter	934
$5,859

Note 6 — Stock based compensation

    The Company recognizes all stock-based compensation to employees, including grants of employee stock options and restricted stock awards, in the financial statements as compensation cost over the vesting period based on their fair value on the date of grant.  Total stock-based compensation expense included in selling, general and administrative expense in 2009, 2008, and 2007 was $666,000, $395,000, and $448,000, respectively.  This amount includes $236,000, $115,000, and $78,000 in 2009, 2008, and 2007, respectively, relating to restricted stock awards. No compensation expense has been capitalized during fiscal years 2009, 2008 and 2007.

    In 2005, the Company’s 1995 Stock Option plan expired.  The 2005 Equity Incentive Plan was approved by the shareholders at the Company’s 2006 Annual Meeting.  The Company has reserved 1,000,000 shares under its 2005
Equity Incentive Plan.  Stock options under this Plan may be incentive stock options or nonqualified stock options. The Plan also provides for restricted stock awards.  Stock options are nontransferable other than upon death.  Option grants generally vest over a one to five year period after the grant and typically expire ten years after the date of the grant.

Information with respect to this plan is as follows:

No. of Shares (in thousands)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2008	980	$4.63	$897
Options granted	232	5.42
Exercised	(192)	2.63
Forfeited and cancelled	(31)	5.90
Outstanding at December 31, 2009	989	$5.17	$603
Vested and expected to vest at December 31, 2009	978	$5.16	$606

Total shares exercisable as of December 31, 2009	734	$4.64	$837

Shares remaining available for grant	441

    The weighted average grant date fair value of options granted during the years 2009, 2008 and 2007 was $2.41, $3.90 and $4.39, respectively.  The total intrinsic value of options exercised during the years ended December 31, 2009, 2008 and 2007 was $718,000, $234,000 and $289,000, respectively.  The fair value of options at the date of the grant was estimated using the Black-Scholes model with the following assumptions for the respective period ending December 31:

	2009	2008	2007
Expected option life	5.2 years	6.2 years	4.5 years
Weighted average risk-free interest rate	2%	3.4%	4.7%
Weighted average expected volatility	49%	46%	48%
Expected dividend yield	0%	0%	0%

    For the years ended December 31, 2009, 2008 and 2007, the expected option life was based on the Company’s historical experience with similar type options.  Expected volatility is based on historical volatility levels of the Company’s common stock over the preceding period of time consistent with the expected life.  The risk-free interest rate is based on the implied yield currently available on U.S. Treasury zero coupon issues with a remaining term equal to the expected life.

    Stock options outstanding at December 31, 2009 are summarized as follows:

Range of Exercise Prices			Number Outstanding (in thousands)	Weighted Average Remaining Life	Weighted Average Exercise Price

$1.25	-	$4.73	426	2.4 Years	$2.50
$5.23	-	$6.01	310	6.7 Years	$5.74
$6.25	-	$11.40	253	6.9 Years	$8.95
$1.25	-	$11.40	989	4.9 Years	$5.17

    At December 31, 2009 the aggregate unrecognized compensation cost of unvested options, as determined using a Black-Scholes option valuation model, was $813,000 (net of estimated forfeitures) which is expected to be recognized as compensation expense in fiscal years 2010 through 2014.

    Current year activity with respect to the Company’s non-vested stock options is as follows:

Non-vested shares (in thousands)	Shares	Weighted Average grant-date fair value

Balance at January 1, 2009	163	$3.95
Granted	232	2.41
Vested	(140)	3.97
Forfeited and cancelled	─	─
Balance at December 31, 2009	255	$3.13

    During 2009, 2008 and 2007, the Company issued 68,000, 50,000 and 9,600 restricted stock awards, respectively, at a per share price of $.02.  These awards vest over various periods ranging from 6 to 60 months.

Note 7— Income Taxes

    The provision (benefit) for income taxes consists of:

	Year ended December 31,
	(in thousands)
	2009	2008	2007
Current income tax:
Federal	$(960)	$49	$206
State	220	379	86
Foreign	802	384	422
	62	812	714
Deferred income tax:
Federal	(1,174)	487	(1,872)
State	(202)	59	(339)
	(1,376)	546	(2,211)
Provision (benefit) for income taxes	$(1,314)	$1,358	$(1,497)

    Deferred tax liabilities (assets) are comprised of the following at:

	December 31,
	(in thousands)
	2009	2008

Software development expense	$911	$836
Intangible assets	1,671	1,241
Gross deferred tax liabilities	2,582	2,077
Allowances for bad debts and inventory	(5,401)	(3,523)
Capitalized inventory costs	(72)	(108)
Employee benefit accruals	(1,415)	(1,313)
Federal net operating loss carryforward	(1,415)	(130)
State net operating loss carryforward	(361)	(333)
Tax credit carryforwards	(2,288)	(2,378)
Foreign currency	(324)	(962)
Other	(274)	(156)
Gross deferred tax assets	(11,550)	(8,903)

Less valuation allowance	1,404	─

Net deferred tax assets	$(7,564)	$(6,826)

    The Company has Federal tax credit carryforwards of $2,066,000 that expire in various tax years from 2014 to 2029.  The Company has a Federal operating loss carryforward of $4,162,000 that expires in 2028.  Of the operating loss carryforward, $241,000 will result in a benefit within additional paid in capital when realized.  The Company also has state tax credit carryforwards of $222,000 and state net operating loss carryforwards of $8,890,000 which expire in various tax years through 2027.  In assessing the ability to realize deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  As a result of this analysis and based on the current year’s operating loss, management determined that it is not more likely than not that the future benefit associated with the foreign tax credit carryforwards will not be realized.  As a result, the Company recorded a deferred tax asset valuation allowance of $1.4 million in 2009 against its deferred tax assets.  No deferred tax valuation allowance was recorded at December 31, 2008.

    The Company records the benefits relating to uncertain tax positions only when it is more likely than not (likelihood of greater than 50%), based on technical merits, that the position would be sustained upon examination by taxing authorities. Tax positions that meet the more likely than not threshold are measured using a probability-weighted approach as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement.   At December 31, 2009, the Company believes it has adequately provided for its tax-related liabilities.  The Company is no longer subject to United States federal income tax examinations for years before 2002.

    The provision (benefit) for income taxes differed from the provision computed by applying the Federal statutory rate to income before taxes due to the following:

	Year ended December 31,
	2009	2008	2007

Federal statutory tax rate	(35.0)%	35.0%	(35.0)%
State taxes	(2.1)	5.3	(6.6)
Non deductible expenses	1.8	9.3	6.8
Tax credits	(2.5)	(10.9)	(3.6)
Foreign income taxes	(3.3)	0.5	1.7
Valuation allowance	21.6	─	─
Other	(0.7)	(1.2)	1.1
	(20.2)%	38.0%	(35.6)%

Note 8 — Employee Benefit Plans

    The Company has a deferred profit-sharing retirement plan that covers substantially all employees. The Company’s annual contribution to the plan is discretionary.  The Company did not contribute to the plan in 2009 but contributed $200,000, and $800,000 to the plan in 2008, and 2007, respectively.  The plan also contains a 401(k) provision that allows employees to contribute a percentage of their salary up to the statutory limitation.  These contributions are matched at the rate of 10% by the Company.  The Company’s matching contributions under the 401(k) component were $379,000, $408,000 and $396,000 in 2009, 2008, and 2007, respectively.

    The Company also maintains an incentive-compensation plan. Participants in the plan are key employees as determined by the Board of Directors and executive management. Compensation under the plan is based on the achievement of predetermined financial performance goals of the Company and its subsidiaries.  Awards under the plan are payable in cash.  Awards under the plan totaled $779,000, $461,000, and $632,000 in 2009, 2008, and 2007, respectively.

    The Company also sponsors a Deferred Compensation Plan for a select group of highly compensated employees that includes the Executive Officers.  The Deferred Compensation Plan was adopted effective March 4, 2004.  Participants may make elective deferrals of their salary to the plan in excess of tax code limitations that apply to the Company’s qualified plan.  The Company invests the participants deferred amounts to fund these obligations.
The Company also has the sole discretion to make employer contributions to the plan on behalf of the participants, though it did not make any employer contributions in 2009, 2008, and 2007.

Note 9 — Contingencies

    The Company is subject to legal proceedings, which arise in the ordinary course of business. Additionally, U.S. Government contract costs are subject to periodic audit and adjustment.  In the opinion of management, the ultimate liability, if any, with respect to these actions will not materially affect the financial position, results of operations, or cash flows of the Company.

Note 10 — Segment and Related Information

    The Company’s reportable segments are strategic business units that have separate management teams and infrastructures that offer different products and services

    The Company has two reportable segments, Hospitality and Government.  The Hospitality segment offers integrated solutions to the hospitality industry.  These offerings include industry leading hardware and software applications utilized at the point-of-sale, back of store and corporate office.  This segment also offers customer support including field service, installation, twenty-four hour telephone support and depot repair.  The Government segment provides technical expertise in the development of advanced technology prototype systems primarily for the U.S. Department of Defense and other U.S. Governmental agencies.  It provides services for operating and maintaining certain U.S. Government-owned communication and test sites, and for planning, executing and evaluating experiments involving new or advanced radar systems.  Intersegment sales and transfers are not significant.

Information as to the Company’s segments is set forth below:

	Year ended December 31,
	(in thousands)
	2009	2008	2007
Revenues:
Hospitality	$140,429	$157,193	$144,486
Government	76,447	75,494	64,998
Other	6,172	─	─
Total	$223,048	$232,687	$209,484
Operating income (loss):
Hospitality	$(9,286)	$819	$(7,701)
Government	3,905	3,314	3,814
Other	(884)	(303)	(449)
	(6,265)	3,830	(4,336)
Other income, net	165	921	1,227
Interest expense	(400)	(1,176)	(1,096)
Income (loss) before provision for income taxes	$(6,500)	$3,575	$(4,205)

Identifiable assets:
Hospitality	$109,085	$127,678	$122,442
Government	15,097	13,532	14,429
Other	11,921	12,778	9,647
Total	$136,103	$153,988	$146,518
Goodwill:
Hospitality	$25,899	$24,981	$26,349
Government	736	703	649
Total	$26,635	$25,684	$26,998
Depreciation and amortization:
Hospitality	$3,384	$3,567	$3,622
Government	79	88	81
Other	383	374	376
Total	$3,846	$4,029	$4,079
Capital expenditures:
Hospitality	$1,013	$779	$1,788
Government	47	22	57
Other	246	241	172
Total	$1,306	$1,042	$2,017

The following table presents revenues by country based on the location of the use of the product or services.

	2009	2008	2007

United States	$199,569	$205,202	$179,323
Other Countries	23,479	27,485	30,161
Total	$223,048	$232,687	$209,484

The following table presents assets by country based on the location of the asset.

	2009	2008	2007

United States	$128,665	$142,461	$134,766
Other Countries	7,438	11,527	11,752
Total	$136,103	$153,988	$146,518

Customers comprising 10% or more of the Company’s total revenues are summarized as follows:

	2009	2008	2007

Hospitality segment:
McDonald’s Corporation	25%	24%	25%
Yum! Brands, Inc.	13%	16%	15%
Government segment:
U.S. Department of Defense	34%	32%	31%
All Others	28%	28%	29%
	100%	100%	100%

Note 11 — Fair Value of Financial Instruments

The Company’s financial instruments have been recorded at fair value using available market information and valuation techniques.  The fair value hierarchy is based upon three levels of input, which are:

Level 1 − quoted prices in active markets for identical assets or liabilities (observable)

Level 2 − inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in inactive markets, or other inputs that are observable market data for essentially the full term of the asset or liability (observable)

Level 3 − unobservable inputs that are supported by little or no market activity, but are significant to determining the fair value of the asset or liability (unobservable)

The Company’s financial instruments consist primarily of cash and cash equivalents, trade receivables, trade payables, debt instruments, and an interest rate swap agreement. For cash and cash equivalents, trade receivables and trade payables, the carrying amounts of these financial instruments as of December 31, 2009 and 2008 were considered representative of their fair values.  The estimated fair value of the Company’s long-term debt at December 31, 2009 and 2008 was based on variable and fixed interest rates at December 31, 2009 and 2008, respectively, for new issues with similar remaining maturities and approximates respective carrying values at December 31, 2009 and 2008.

The Company’s interest rate swap agreement is valued at the amount the Company would have expected to pay to terminate the agreement.  The fair value determination was based upon the present value of expected future cash flows using the LIBOR rate, plus an applicable interest rate spread, a technique classified within Level 2 of the valuation hierarchy described above.  At December 31, 2009 and 2008 the fair market value of the Company’s interest rate swap included a realized loss of $242,000 and $388,000, respectively, which is recorded as a component of interest expense within the consolidated statements of operations and as a component of accrued expenses within the consolidated balance sheets.

Note 12 — Related Party Transactions

The Company leases its corporate wellness facility to related parties at a current rate of $9,775 per month. The Company receives a complimentary membership to this facility which is provided to all employees.  During 2009, 2008, and 2007 the Company received rental income amounting to $117,300 for the lease of the facility in each year.  All lease payments are current at December 31, 2009.

Note 13 — Selected Quarterly Financial Data (Unaudited)

	Quarter ended
	(in thousands except per share amounts)
2009	March 31	June 30	September 30	December 31

Net revenues	$60,468	$54,459	$49,914	$58,207
Gross margin	13,687	12,362	11,405	8,021
Net income (loss)	247	238	(778)	(4,893)
Basic earnings (loss) per share	.02	.02	(.05)	(.33)
Diluted earnings (loss) per share	.02	.02	(.05)	(.33)

	Quarter ended
	(in thousands except per share amounts)
2008	March 31	June 30	September 30	December 31

Net revenues	$52,107	$57,234	$57,967	$65,379
Gross margin	12,359	14,032	14,561	16,498
Net income (loss)	(744)	674	828	1,459
Basic earnings (loss) per share	(.05)	.05	.06	.10
Diluted earnings (loss) per share	(.05)	.05	.06	.10

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAR TECHNOLOGY CORPORATION

March 16, 2010	/s/John W. Sammon, Jr.
John W. Sammon, Jr.
Chairman of Board and President
_________________________
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/John W. Sammon, Jr.
John W. Sammon, Jr.	Chairman of the Board and	March 16, 2010
President (Principal Executive Officer) and Director

/s/Charles A. Constantino
Charles A. Constantino	Vice Chairman of the Board, Executive Vice President	March 16, 2010
and Director

/s/Sangwoo Ahn
Sangwoo Ahn	Director	March 16, 2010

/s/James A. Simms
James A. Simms	Director	March 16, 2010

/s/Paul D. Nielsen
Paul D. Nielsen	Director	March 16, 2010

/s/Kevin R. Jost
Kevin R. Jost	Director	March 16, 2010

/s/Ronald J. Casciano
Ronald J. Casciano	Vice President, Chief Financial Officer, Treasurer and Chief Accounting Officer (Principal Accounting Officer)	March 16, 2010

List of Exhibits

Exhibit No.	Description of Instrument
3.1	Certificate of Incorporation, as amended	Filed as Exhibit 3(i) to the quarterly report on Form 10Q for the period ended June 30, 2006, of PAR Technology Corporation and incorporated herein by reference

3.3	By-laws, as amended.	Filed as Exhibit 3.1 to Registration Statement on Form S-2 (Registration No. 333-04077) of PAR Technology Corporation incorporated herein by Reference.

4	Specimen Certificate representing the Common Stock.	Filed as Exhibit 3.1 to Registration Statement on Form S-2 (Registration No. 333-04077) of PAR Technology Corporation incorporated herein by reference.

10.1	Letter of Agreement with Sandman– SCI Corporation	Filed as Exhibit 10.1 to Form S-3/A (Registration No. 333-102197) of PAR Technology Corporation incorporated herein by reference.

10.2	Asset Purchase Agreement dated October 27, 2006. By and among PAR Technology Corporation, Par-Siva Corporation and SIVA Corporation.	Filed as Exhibit 10.1 to the current report on Form 8K dated November 8, 2006 of PAR Technology Corporation and incorporated herein by reference.

10.3	JP Morgan term loan.	Filed as Exhibit 10.3 to Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.

10.4	2005 Equity Incentive Plan of PAR Technology Corporation	Filed as Exhibit 4.2 to Form S-8 (Registration No. 333-137647) of PAR Technology Corporation and incorporated herein by reference.

10.5	Form of Stock Option Award Agreement	Filed as Exhibit 4.3 to Form S-8 (Registration No. 333-137647) of PAR Technology Corporation and incorporated herein by reference.

10.6	Form of Restricted Stock Award Agreement	Filed as Exhibit 4.4 to Form S-8 (Registration No. 333-137647) of PAR Technology Corporation and incorporated herein by reference.

List of Exhibits
(Continued)

Exhibit No.	Description of Instrument
10.7	June 2007 amendment to bank line of credit agreement – JP Morgan Chase	Filed as Exhibit 10.7 to Form 10-K for the year ended December 31, 2007 incorporated herein by reference.
10.8	February 2008 amendment to bank line of credit agreement – JP Morgan Chase	Filed as Exhibit 10.7 to Form 10-K for the year ended December 31, 2007 incorporated herein by reference.
10.9	June 2007 amendment to bank line of credit agreement – NBT Bank	Filed as Exhibit 10.7 to Form 10-K for the year ended December 31, 2007 incorporated herein by reference.
10.10	January 2008 amendment to bank line of credit agreement – NBT Bank	Filed as Exhibit 10.7 to Form 10-K for the year ended December 31, 2007 incorporated herein by reference.
10.11	January 2008 amendment to bank line of credit agreement – NBT Bank	Filed as Exhibit 10.7 to Form 10-K for the year ended December 31, 2007 incorporated herein by reference.
10.12	Credit Agreement with JP Morgan Chase	Filed as Exhibit 10.1 to Form 8-K dated June 16, 2008 of PAR Technology Corporation and incorporated herein by reference.
10.13	Pledge and Security Agreement with JP Morgan Chase	Filed as Exhibit 10.2 to Form 8-K dated June 16, 2008 of PAR Technology Corporation and incorporated herein by reference.
10.14	January 2010 – amendment to bank line of credit agreement – JP Morgan Chase, N.A.; NBTBank, N.A.; Alliance Bank, N.A.
22	Subsidiaries of the registrant
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chairman of the Board and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Vice President, Chief Financial Officer, Treasurer and Chief Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1

Certification of Chairman of the Board and Chief Executive
Officer and Vice President, Chief Financial Officer, Treasurer
and Chief Accounting Officer Pursuant to 18 U.S.C. Section
1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley
Act of 2002.

79