Form 10-Q
period 2010-03-31
PAR TECHNOLOGY CORP
filed 2010-05-10
CIK 708821

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2010.

OR

☐ TRANSITION REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-9720

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

The number of shares outstanding of registrant’s common stock, as of April 30, 2010 - 14,901,166 shares.

PAR TECHNOLOGY CORPORATION

FORM 10-Q

PART I
FINANCIAL INFORMATION

Item Number		Page

Item 1.	Financial Statements (unaudited)

	Consolidated Statements of Operations for	1
	the three months ended March 31, 2010 and 2009

	Consolidated Statements of Comprehensive Income (Loss)	2
	for the three months ended March 31, 2010 and 2009

	Consolidated Balance Sheets at	3
	March 31, 2010 and December 31, 2009

	Consolidated Statements of Cash Flows	4
	for the three months ended March 31, 2010 and 2009

	Notes to Unaudited Interim Consolidated Financial Statements	5

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4.	Controls and Procedures	19

	PART II
	OTHER INFORMATION

Item 1A.	Risk Factors	19

Item 4.	RESERVED	19

Item 5.	Other Information	19

Item 6.	Exhibits	20

Signatures		21

Exhibit Index		22

           PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	For the three months ended March 31,
	2010	2009
Net revenues:
Product	$21,251	$20,237
Service	19,239	19,981
Contract	17,629	20,250
	58,119	60,468
Costs of sales:
Product	14,385	13,068
Service	13,048	14,477
Contract	16,595	19,236
	44,028	46,781
Gross margin	14,091	13,687
Operating expenses:
Selling, general and administrative	9,540	9,595
Research and development	3,445	3,309
Amortization of identifiable intangible assets	234	365
	13,219	13,269

Operating income	872	418
Other income, net	141	107
Interest expense	(71)	(139)
Income before provision for income taxes	942	386
Provision for income taxes	(360)	(139)
Net income	$582	$247
Earnings per share
Basic	$.04	$.02
Diluted	$.04	$.02
Weighted average shares outstanding
Basic	14,702	14,473
Diluted	14,958	14,721

See notes to unaudited interim consolidated financial statements

PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	For the three months ended March 31,
	2010	2009
Net income	$582	$247
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(66)	(278)
Comprehensive income (loss)	$516	$(31)

See notes to unaudited interim consolidated financial statements

PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
 (in thousands, except share amounts)
(unaudited)

	March 31,	December 31,
	2010	2009
Assets Current assets:
Cash and cash equivalents	$5,522	$3,907
Accounts receivable-net	42,373	46,107
Inventories-net	33,104	32,867
Income tax refunds	408	438
Deferred income taxes	6,238	6,362
Other current assets	3,865	3,235
Total current assets	91,510	92,916
Property, plant and equipment - net	6,231	6,332
Deferred income taxes	1,203	1,202
Goodwill	26,827	26,635
Intangible assets - net	8,794	7,243
Other assets	1,896	1,775
Total Assets	$136,461	$136,103
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$1,481	$1,404
Borrowings under lines of credit		2,000
Accounts payable	13,900	12,942
Accrued salaries and benefits	7,658	7,607
Accrued expenses	5,020	3,868
Customer deposits	1,702	1,782
Deferred service revenue	16,298	16,598
Total current liabilities	46,059	46,201
Long-term debt	4,046	4,455
Other long-term liabilities	2,386	2,212
Shareholders’ Equity:
Preferred stock, $.02 par value,
1,000,000 shares authorized	─	─
Common stock, $.02 par value,
29,000,000 shares authorized;
16,522,321 and 16,449,695 shares issued;
14,869,566 and 14,796,940 outstanding	330	329
Capital in excess of par value	41,600	41,382
Retained earnings	48,064	47,482
Accumulated other comprehensive loss	(515)	(449)
Treasury stock, at cost, 1,652,755 shares	(5,509)	(5,509)
Total shareholders’ equity	83,970	83,235
Total Liabilities and Shareholders’ Equity	$136,461	$136,103

See notes to unaudited interim consolidated financial statements

PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the three months ended March 31,
	2010	2009
Cash flows from operating activities:
Net income	$582	$247
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	849	1,045
Provision for bad debts	323	531
Provision for obsolete inventory	225	487
Equity based compensation	(19)	267
Deferred income tax	123	130
Changes in operating assets and liabilities:
Accounts receivable	3,303	8,921
Inventories	(485)	(3,057)
Income tax refunds	30	(14)
Other current assets	(633)	483
Other assets	(97)	140
Accounts payable	980	(2,291)
Accrued salaries and benefits	54	(1,345)
Accrued expenses	1,206	(874)
Customer deposits	(80)	(3,614)
Deferred service revenue	(289)	(158)
Other long-term liabilities	174	(160)
Net cash provided by operating activities	6,246	738
Cash flows from investing activities:
Capital expenditures	(2,146)	(294)
Capitalization of software costs	(128)	(206)
Contingent purchase price paid on prior year acquisitions	(33)	(54)
Net cash used in investing activities	(2,307)	(554)
Cash flows from financing activities:
Net repayments under line-of-credit agreements	(2,000)	(1,100)
Payments of long-term debt	(332)	(267)
Proceeds from the exercise of stock options	238	1
Net cash used in financing activities	(2,094)	(1,366)
Effect of exchange rate changes on cash and cash equivalents	(230)	(323)
Net increase (decrease) in cash and cash equivalents	1,615	(1,505)
Cash and cash equivalents at beginning of period	3,907	6,227
Cash and cash equivalents at end of period	$5,522	$4,722
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$95	$160
Income taxes, net of refunds	29	222

See notes to unaudited interim consolidated financial statements

PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1.
The accompanying unaudited interim consolidated financial statements have been prepared by PAR Technology Corporation (the “Company” or “PAR”) in accordance with U.S. generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements.  Accordingly, these interim financial statements do not include all information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of the Company, such unaudited statements include all adjustments (which comprise only normal recurring accruals) necessary for a fair presentation of the results for such periods.  The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results of operations to be expected for any future period.  The consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2009 included in the Company’s December 31, 2009 Annual Report to the Securities and Exchange Commission on Form 10-K.

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

The current economic conditions and the continued volatility in the financial markets both in the U.S and in many other countries where the Company operates, have contributed and may continue to contribute to higher unemployment levels, decreased consumer spending, reduced credit availability and/or declining business and consumer confidence. Such conditions could have an impact on consumer purchases and/or retail customer purchases of the Company’s products, which could result in a reduction of sales, operating income and cash flows. This could have a material adverse effect on the Company’s business, financial condition and/or results of operations.  Additionally, disruptions in the credit and other financial markets and economic conditions could, among other things, impair the financial condition of one or more of the Company’s customers or suppliers, thereby increasing the risk of customer bad debts or non-performance by suppliers.

Certain amounts for prior periods have been reclassified to conform to the current period classification.

2.	The Company’s net accounts receivable consist of:

	(in thousands)
	March 31,	December 31,
	2010	2009
Government segment:
Billed	$11,788	$13,898
Advanced billings	(1,317)	(572)
	10,471	13,326
Hospitality segment:
Accounts receivable - net	30,268	31,730
Other	1,634	1,051
	$42,373	$46,107

At March 31, 2010 and December 31, 2009, the Company had recorded allowances for doubtful accounts of $1,554,000 and $1,621,000, respectively, primarily against Hospitality accounts receivable.

3.	Inventories are primarily used in the manufacture and service of Hospitality products. The components of inventory, net of related reserves, consist of the following:

	(in thousands)
	March 31,	December 31,
	2010	2009
Finished Goods	$8,959	$8,314
Work in process	1,897	1,462
Component parts	6,228	7,029
Service parts	16,020	16,062
	$33,104	$32,867

At March 31, 2010 and December 31, 2009, the Company had recorded reserves for shrinkage, excess and obsolete inventory of $8,738,000 and $8,801,000, respectively.

4.
The Company applies the fair value recognition provisions of ASC Topic 718 Stock-Based Compensation.  Total compensation benefit included as a reduction of operating expenses for the three months ended March 31, 2010 was $19,000 which was recorded as a result of forfeitures of unvested stock options prior to completion of the requisite service period.  This benefit was derived based on an expense reversal of $139,000, partially offset by current period expense of $120,000.  Total compensation expense included in operating expenses for the three months ended March 31, 2009 was $267,000.  At March 31, 2010, the unrecognized compensation expense related to non-vested equity awards was $682,000 (net of estimated forfeitures) which is expected to be recognized as compensation expense in fiscal years 2010 through 2015.

5.
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

    The following is a reconciliation of the weighted average shares outstanding for the basic and diluted EPS computations (in thousands, except per share data):

	For the three months ended March 31,
	2010	2009
Net income	$582	$247

Basic:
Shares outstanding at beginning of period	14,677	14,471
Weighted average shares issued during the period	25	2
Weighted average common shares, basic	14,702	14,473
Earnings per common share, basic	$.04	$.02

Diluted:
Weighted average common shares, basic	14,702	14,473
Dilutive impact of stock options and restricted stock awards	256	248
Weighted average common shares, diluted	14,958	14,721
Earnings per common share, diluted	$.04	$.02

6.	The Company utilizes the fair value provisions of ASC Topic 820 Fair Value Measurements and Disclosures. ASC Topic 820 describes a fair value hierarchy based upon three levels of input, which are:

Level 1 − quoted prices in active markets for identical assets or liabilities (observable)
Level 2 − inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in inactive markets, or other inputs that are observable market data for essentially the full term of the asset or liability (observable)
Level 3 − unobservable inputs that are supported by little or no market activity, but are significant to determining the fair value of the asset or liability (unobservable)

The Company’s interest rate swap agreement is valued at the amount the Company would have expected to pay to terminate the agreement.  The fair value determination is based upon the present value of expected future cash flows using the LIBOR rate, plus an applicable interest rate spread, a technique classified within Level 2 of the valuation hierarchy described above.  At March 31, 2010, the fair value of the Company’s interest rate swap included a realized loss of $222,000, and is included as a component of accrued expenses within the Consolidated Balance Sheet.  The associated fair value adjustments for the three months ended March 31, 2010 and 2009 were $21,000 and $22,000, respectively and are included as decreases to interest expense.

7.	The Company’s reportable segments are strategic business units that have separate management teams and infrastructures that offer different products and services.

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

Information as to the Company’s segments is set forth below:
	(in thousands) For the three months ended March 31,
	2010	2009
Net revenues:
Hospitality	$39,519	$37,802
Government	17,629	20,250
Other	971	2,416
Total	$58,119	$60,468

Operating income (loss):
Hospitality	$517	$(396)
Government	879	938
Other	(524)	(124)
	872	418
Other income, net	141	107
Interest expense	(71)	(139)
Income before provision
for income taxes	$942	$386

Depreciation and amortization:
Hospitality	$721	$952
Government	21	20
Other	107	73
Total	$849	$1,045

Capital expenditures:
Hospitality	$2,040	$187
Government	42	31
Other	64	76
Total	$2,146	$294

Revenues by geographic area:
United States	$52,517	$54,853
Other Countries	5,602	5,615
Total	$58,119	$60,468

The following table represents identifiable assets by business segment:

	(in thousands)
	March 31,	December 31,
	2010	2009
Identifiable assets:
Hospitality	$115,034	$109,085
Government	12,129	15,097
Other	9,298	11,921
Total	$136,461	$136,103

The following table represents identifiable assets by geographic area based on the location of the assets:

	(in thousands)
	March 31,	December 31,
	2010	2009
United States	$128,190	$128,665
Other Countries	8,271	7,438
Total	$136,461	$136,103

The following table represents Goodwill by business segment:

	(in thousands)
	March 31,	December 31,
	2010	2009
Hospitality	$26,091	$25,899
Government	736	736
Total	$26,827	$26,635

Customers comprising 10% or more of the Company’s total revenues are summarized as follows:

	For the Three Months Ended March 31,
	2010	2009
Hospitality segment:
McDonald’s Corporation	33%	25%
Yum! Brands, Inc.	10%	11%
Government segment:
U.S. Department of Defense	30%	33%
All Others	27%	31%
	100%	100%

Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

PAR Technology is a leading provider of hospitality technology solutions that includes software, hardware and professional/lifecycle support services to several industries including: restaurants, hotels/resorts/spas, cruise lines, movie theaters and specialty retailers.  In addition, the Company provides applied technology and technical outsourcing services primarily to the U.S. Department of Defense.  PAR also provides best of breed technical tracking systems that focus upon cold chain shipping and logistics for road, rail, and transit markets by providing advanced integrated solutions for all types of refrigerated and dry assets.

The Company’s hospitality technology products are used in a variety of applications by thousands of customers.  PAR faces competition in all of its markets (restaurants, hotels, spas, etc.) and competes primarily on the basis of product design, features, functions, product quality, reliability, price, customer service and deployment capability.  The most recent trend in the hospitality industry has been to reduce the number of approved vendors in a specific concept to companies that have global capabilities and reach in sales, service and deployment, can achieve quality and delivery standards, have multiple product offerings, R&D capability, and can be competitive with their pricing.  The Company’s international scope as a technology provider to hospitality customers is a strategic competitive advantage as the Company provides innovative solutions, with significant world-wide reach  to its multinational customers such as McDonald’s, Yum! Brands, Subway, CKE Restaurants and the Mandarin Oriental Hotel Group.  PAR’s focus is to provide completely integrated technology products and services with industry leading customer service in the market segments in which it competes.  The Company continually initiates new research and development efforts to create innovative technology to meet our customers’ requirements and also has high probability for broader market appeal and success.  PAR’s business focuses upon operating efficiencies and controlling costs.

     The current economic conditions and the continued volatility in the financial markets both in the U.S. and in many other countries where the Company operates, have contributed and may continue to contribute to higher unemployment levels, decreased consumer spending, reduced credit availability and/or declining business and consumer confidence.  These factors could also have a material adverse impact on the Company's significant estimates, specifically the fair value of the Company's reporting units used in support of its annual goodwill impairment test.

The Company has consistently determined the fair value of its reporting units using primarily a discounted cash flow method, which is based on certain assumptions such as projected operating results, growth rates and discount rates.  The Company completed its annual impairment test in the fourth quarter of fiscal year 2009 and concluded that no impairment existed.  The Company reevaluated the assumptions utilized in its annual impairment test and determined them to remain appropriate based on the Company’s actual results achieved to date as well as communication it has received from its customers relative to their planned capital investments.  There were no indicators of impairment during the three months ended March 31, 2010 so the Company did not perform an impairment review of goodwill during the quarter.

In regards to the current economic conditions, the QSR market continues to be strong for the large international companies, however, the Company has seen an impact on the regional QSR organizations whose business is slowing because of higher unemployment and lack of consumer confidence in specific domestic regions.  These smaller businesses are also struggling to access affordable capital in the tight credit markets.  Such conditions have had and could continue to have an impact on the markets in which the Company's customers operate, which could result in a reduction of sales, operating income and cash flows.  However, even with the difficult environment, the Company remains optimistic about its prospects for recovery.  The Company is currently supporting one of its large international customers as they execute an aggressive upgrade to their in-store technology.  In addition the Company is observing an improvement in the pipeline of business with its second tier customers.

The Company is currently focusing upon enhancing three distinct areas of its Hospitality segment.  First, PAR has been investing in its development of next generation software for both their restaurant and hotel/resort businesses.  Second, the Company is building a highly capable and further reaching distribution channel.  Third, as the Company’s customers continue their expansion into international markets, PAR is creating a global infrastructure, initially focusing on the Asia/Pacific rim due to the new restaurant growth and concentration of PAR’s customers in that region, but also one that will enhance our deployment and support globally.

Approximately 30% of the Company’s revenues are generated in our Government segment.  PAR provides IT and communications support services to the U.S. Navy, Air Force and Army.   The Company also offers its services to several non-military U.S. federal, state and local agencies by providing applied technology services including radar, image and signal processing and geospatial services and products.  The performance rating of PAR’s Government segment translates into consistently winning add-on and renewal business and building long-term client-vendor relationships.  PAR provides its clients the technical expertise necessary to operate and maintain complex technology systems utilized by government agencies.

PAR’s logistics management business continues to win new accounts.  During this past year, the Company announced several new contracts including KLLM Transport Services, CR England and Hapag-Lloyd AG.  In the first quarter of 2010 PAR announced Golden State Foods (GSF) as a new customer for their cold chain technology.  GSF is a large food service provider to large restaurant chains.  PAR continues to expand its customer base in the cold chain and dry van markets.  As the market continues to recognize the value proposition associated with the real time use of location and environmental information in both asset management and cargo quality assurance, the Company believes it is well positioned in this emerging market.

The Company will continue to leverage its core technical capabilities and performance into related technical areas and an expanding customer base.  PAR will seek to accelerate this growth through strategic acquisitions of businesses that broaden the Company’s technology and/or business base.

Summary

The Company believes it is and can continue to be successful in its three businesses, Hospitality, Government I/T Services and Logistics Management Systems; due to its capabilities and industry expertise.  The majority of the Company’s business is in the quick-serve restaurant sector of the hospitality market.  In regards to the current economic landscape, PAR believes that the quick-serve restaurant sector will remain strong, a direct reflection of the value and convenience PAR’s large quick-service customers provide.  The Company continues to execute upon operational initiatives and certain organizational changes that it expects will deliver meaningful cost savings and believes that its fundamental long-term strategy remains intact.

It has been the Company’s experience that their Government I/T business is resistant to economic cycles.  Clearly, PAR’s I/T outsourcing business focuses on cost-effective operations of technology and telecommunication facilities which must function independent of economic cycles.  Additionally, it is the Company’s experience that its Government research and development spending has only fluctuated modestly during times of military cutbacks.

Lastly, the Company’s Logistics Management business continues to win new accounts as the transportation market continues to adopt the Company’s cold chain technology.

Results of Operations —
Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

The Company reported revenues of $58.1 million for the quarter ended March 31, 2010, a decrease of 4% from the $60.5 million reported for the quarter ended March 31, 2009.  The Company’s net income for the quarter ended March 31, 2010 was $582,000, or $0.04 earnings per diluted share, compared to net income of $247,000 and $0.02 earnings per diluted share for the same period in 2009.

Product revenues were $21.3 million for the quarter ended March 31, 2010, an increase of 5% from the $20.2 million recorded in 2009.  This increase was primarily due to sales associated with the start of a technology upgrade program with a major customer, partially offset by a large initial sale to a specific restaurant customer and a certain logistics customer in 2009 that did not recur in 2010.

Customer service revenue primarily includes installation, software maintenance, training, twenty-four hour help desk support and various depot and on-site service options.  Customer service revenues were $19.2 million for the quarter ended March 31, 2010, a 4% decrease from the $20 million reported for the same period in 2009.  This decrease is primarily due to a decline in installation and field service revenue as a result of the completion of a specific initiative with a major customer in 2009, partially offset by an increase in service revenue associated with the Company’s Logistics Management business.

Contract revenues were $17.6 million for the quarter ended March 31, 2010, a decrease of 13% when compared to the $20.2 million for the same period in 2009.  This decrease was primarily due to a reduction in pass through revenue that occurred in 2009 that did not recur in 2010 associated with a specific contract.

Product margins for the quarter ended March 31, 2010 were 32.3%, a decline from 35.4% for the same period in 2009.  This decrease in margins was mostly due to a shift in product mix as a result of  a decrease in software revenue in 2010 when compared to 2009.

Customer service margins were 32.2% for the quarter ended March 31, 2010, compared to 27.5% for the same period in 2009.  Service margins increased primarily due to more favorable margin installation services as well as through cost reductions executed across several service areas.

Contract margins were 5.9% for the quarter ended March 31, 2010, compared to 5% for the same period in 2009.  This increase was due to a reduction in low margin pass through revenue that occurred in 2009 associated with a specific contract that did not recur in 2010.  The most significant components of contract costs in 2010 and 2009 were labor and fringe benefits.  For 2010, labor and fringe benefits were $13.1 million or 79% of contract costs compared to $13.6 million or 71% of contract costs for the same period in 2009.

Selling, general and administrative expenses for the quarter ended March 31, 2010 were $9.5 million, a decrease of 1% from the $9.6 million for the same period in 2009.  This change was the result of a reduction in bad debt expense and stock based compensation expense, offset by an increase in marketing expense associated with the Company’s Restaurant business, as well as an increase in expense associated with the Company’s Logistics Management business.

Research and development expenses were $3.4 million for the quarter ended March 31, 2010, an increase of 4% from the $3.3 million for the same period in 2009.  The increase was the result of increased research and development expenditures in support of the Company’s luxury hotel, resort and spa software business as well as the continued investment in its Logistics Management business, partially offset by cost reductions achieved in outsourcing through strategic relationships.

Amortization of identifiable intangible assets was $234,000 for the quarter ended March 31, 2010, compared to $365,000 for the same period in 2009.  This decrease was due to certain intangible assets becoming fully amortized in 2009.

Other income, net, was $141,000 for the quarter ended March 31, 2010 compared to $107,000 for the same period in 2009.  Other income primarily includes rental income, income from the sale of certain assets and foreign currency gains and losses.  The increase is primarily due to a gain on sale of certain assets.

Interest expense represents interest charged on the Company’s short-term borrowing requirements from banks and from long-term debt.  Interest expense was $71,000 for the quarter ended March 31, 2010 as compared to $139,000 for the same period in 2009.  The decrease is primarily due to lower borrowings and a lower average borrowing rate in 2010 compared to 2009.

For the quarters ended March 31, 2010 and 2009, the Company’s expected effective income tax rate based on projected pre-tax income was 38.2% and 36.0%, respectively.  The variance from the federal statutory rate in 2010 is primarily due to state income taxes.  The variance from the federal statutory rate in 2009 was primarily due to state income taxes and various nondeductible expenses partially offset by the research and experimental tax credit.

Liquidity and Capital Resources

The Company’s primary sources of liquidity have been cash flow from operations and its bank line of credit.  Cash provided by operations was $6.2 million for the three months ended March 31, 2010 compared to $738,000 for the same period in 2009.  In 2010, cash was generated primarily by collections of accounts receivable and an increase in accrued expenses.  In 2009, cash was generated by collection of accounts receivable partially offset by an increase in inventory and decreases in accounts payable and customer deposits.

Cash used in investing activities was $2.3 million for the three months ended March 31, 2010 versus $554,000 for the same period in 2009.  In 2010, capital expenditures were $2.1 million and were primarily related to the Company’s acquisition of certain technology components to compliment its next generation enterprise solution for its Restaurant business.  Capitalized software costs relating to software development of Hospitality segment products were $128,000.  In 2009, capital expenditures were $294,000 and were primarily for manufacturing, office and computer equipment.  Capitalized software costs relating to software development of Hospitality segment products were $206,000 in 2009.

Cash used in financing activities was $2.1 million for the three months ended March 31, 2010 versus $1.4 million in 2009.  In 2010, the Company decreased its short-term borrowings by $2 million, decreased its long-term debt by $332,000 and also benefited $238,000 from the exercise of employee stock options.  In 2009, the Company decreased its short-term borrowings by $1.1 million and decreased its long-term debt by $267,000.

The Company has a credit agreement with a bank under which the Company has a borrowing availability up to $20 million in the form of a line of credit.  This agreement allows the Company, at its option, to borrow funds at the LIBOR rate plus the applicable interest rate spread (1.73% at March 31, 2010) or at the bank’s prime lending rate plus the applicable interest rate spread (3.25% at March 31, 2010).  This agreement expires in June 2011.  At March 31, 2010, the Company did not have any borrowings outstanding under this agreement.  The weighted average interest rate paid by the Company was 2.1% during the first quarter of 2010.  This agreement contains certain loan covenants including leverage and fixed charge coverage ratios.  The Company is in compliance with these covenants at March 31, 2010.  This credit facility is secured by certain assets of the Company.

The Company borrowed $6 million under an unsecured term loan agreement, executed as an amendment to one of its then bank line of credit agreements, in connection with a prior business acquisition.  The loan provides for interest only payments in the first year and escalating principal payments through 2012. The loan bears interest at the LIBOR rate plus the applicable interest rate spread (1.73% at March 31, 2010) or at the bank’s prime lending rate plus the applicable interest rate spread (3.25% at March 31, 2010). The terms and conditions of the line of credit agreement described in the preceding paragraph also apply to the term loan.

The Company entered into an interest rate swap agreement associated with the above $6 million loan, with principal and interest payments due through August 2012.  At March 31, 2010, the notional principal amount totaled $3.9 million.  This instrument was utilized by the Company to minimize significant unplanned fluctuations in earnings and cash flows caused by interest rate volatility.   The Company did not adopt hedge accounting, but rather records the fair market value adjustments through the consolidated statements of operations each period.  The associated fair value adjustment for the three months ended March 31, 2010 was $21,000 and is included as a decrease to interest expense.

The Company has a $1.6 million mortgage, collateralized by certain real estate.  The annual mortgage payment including interest totals $222,000.  The mortgage bears interest at a fixed rate of 5.75% and matures in 2019.

During fiscal year 2010, the Company anticipates that its capital requirements will be approximately $3 to $4 million.  The Company does not enter into long term contracts with its major Hospitality segment customers. The Company commits to purchasing inventory from its suppliers based on a combination of internal forecasts and the actual orders from customers.  This process, along with good relations with suppliers, minimizes the working capital investment required by the Company.  Although the Company lists two major customers, McDonald’s and Yum! Brands, it sells to hundreds of individual franchisees of these corporations, each of which is individually responsible for its own debts.  These broadly made sales substantially reduce the impact on the Company’s liquidity if one individual franchisee reduces the volume of its purchases from the Company in a given year.  The Company, based on internal forecasts, believes its existing cash, line of credit facilities and its anticipated operating cash flow will be sufficient to meet its cash requirements through at least the next twelve months.  However, the Company may be required, or could elect, to seek additional funding prior to that time.  The Company’s future capital requirements will depend on many factors including its rate of revenue growth, the timing and extent of spending to support product development efforts, expansion of sales and marketing, the timing of introductions of new products and enhancements to existing products, and market acceptance of its products.  The Company cannot assure that additional equity or debt financing will be available on acceptable terms or at all.  The Company’s sources of liquidity beyond twelve months, in management’s opinion, will be its cash balances on hand at that time, funds provided by operations, funds available through its lines of credit and the long-term credit facilities that it can arrange.

Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-6, “Improving Disclosures about Fair Value Measurements,” which requires interim disclosures regarding significant transfers in and out of Level 1 and Level 2 fair value measurements. Additionally, this ASU requires disclosure for each class of assets and liabilities and disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements. These disclosures are required for fair value measurements that fall in either Level 2 or Level 3. Further, the ASU requires separate presentation of Level 3 activity for the fair value measurements. The Company adopted the provisions of this standard on January 1, 2010, which did not have a material impact on its consolidated financial statements.

Critical Accounting Policies

In our Annual Report on Form 10-K for the year ended December 31, 2009, we disclose accounting policies, referred to as critical accounting policies, that require management to use significant judgment or that require significant estimates.  Management regularly reviews the selection and application of our critical accounting policies.  There have been no updates to the critical accounting policies contained in our Annual Report on Form 10-K for the year ended December 31, 2009.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk inflation

Inflation had little effect on revenues and related costs during the first three months of 2010.  Management anticipates that margins will be maintained at acceptable levels to minimize the affects of inflation, if any.

interest rates

As of March 31, 2010, the Company has $3.9 million in variable  debt.  The Company believes that an adverse change in interest rates of 100 basis points would not have a material impact on our business, financial condition, results of operations or cash flows.

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

Based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2010, the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”), conducted under the supervision of and with the participation of the Company’s chief executive officer and chief financial officer, such officers have concluded that the Company’s disclosure controls and procedures, which are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and designed to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is accumulated and communicated to management including the chief executive and financial officers, as appropriate, to allow timely decisions regarding required disclosures, are effective as of the Evaluation Date.

(b)	Changes in Internal Control over Financial Reporting.

There was no change in the Company’s internal controls over financial reporting, as defined in  Rule 13a-15(f) of the Exchange Act during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, such internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1A.  Risk Factors

The Company is exposed to certain risk factors that may effect operations and/or financial results.  The significant factors known to the Company are described in the Company’s most recently filed Annual Report on Form 10-K.  There have been no material changes from the risk factors as previously disclosed in the Company’s Annual Report on Form 10-K.

Item 4.  Reserved

Item 5.  Other Information

On February 12, 2010, PAR Technology Corporation furnished a report on Form 8-K pursuant to Item 2.02 (Results of Operations and Financial Condition) of that Form relating to its financial information for the quarter ended December 31, 2009, as presented in the press release of February 12, 2010 and furnished thereto as an exhibit.

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

PAR TECHNOLOGY CORPORATION
(Registrant)

Date: May 10, 2010

/s/RONALD J. CASCIANO
Ronald J. Casciano
Vice President, Chief Financial Officer, Treasurer, and Chief Accounting Officer

Exhibit Index

Exhibit		Sequential Page Number
31.1	Certification of Chairman of the Board and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	E-1
31.2	Certification of Vice President, Chief Financial Officer, Treasurer, and Chief Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	E-2
32.1

Certification of Chairman of the Board and Chief Executive Officer and Vice President, Chief Financial Officer, Treasurer, and Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350, as  adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
E-3