Form 10-Q
period 2010-06-30
PAR TECHNOLOGY CORP
filed 2010-08-09
CIK 708821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

On July 30, 2010, 14,950,966 shares of Common Stock of $0.02 par value, were outstanding.

PAR TECHNOLOGY CORPORATION

TABLE OF CONTENTS
FORM 10-Q

PART I
FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009
Net revenues:
Product	$23,084	$17,178	$44,335	$37,415
Service	16,862	19,065	36,101	39,046
Contract	16,268	18,216	33,897	38,466
	56,214	54,459	114,333	114,927
Costs of sales:
Product	15,006	11,485	29,391	24,553
Service	10,901	13,385	23,949	27,862
Contract	15,218	17,227	31,813	36,463
	41,125	42,097	85,153	88,878
Gross margin	15,089	12,362	29,180	26,049
Operating expenses:
Selling, general and administrative	9,781	8,647	19,321	18,242
Research and development	4,321	3,048	7,766	6,357
Amortization of identifiable intangible assets	235	368	469	733
	14,337	12,063	27,556	25,332

Operating income	752	299	1,624	717
Other income, net	278	156	419	263
Interest expense	(71)	(82)	(142)	(222)
Income before provision for income taxes	959	373	1,901	758
Provision for income taxes	(110)	(135)	(470)	(273)
Net income	$849	$238	$1,431	$485
Earnings per share
Basic	$.06	$.02	$.10	$.03
Diluted	$.06	$.02	$.10	$.03
Weighted average shares outstanding
Basic	14,800	14,501	14,751	14,487
Diluted	15,031	14,787	14,993	14,757

See notes to unaudited interim consolidated financial statements

PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009
Net income	$849	$238	$1,431	$485
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(148)	468	(214)	190
Comprehensive income	$701	$706	$1,217	$675

See notes to unaudited interim consolidated financial statements

PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
 (in thousands, except share amounts)
(unaudited)

	June 30,	December 31,
	2010	2009
Assets Current assets:
Cash and cash equivalents	$3,943	$3,907
Accounts receivable-net	40,496	46,107
Inventories-net	34,532	32,867
Income tax refunds	1,512	438
Deferred income taxes	5,664	6,362
Other current assets	4,645	3,235
Total current assets	90,792	92,916
Property, plant and equipment - net	6,017	6,332
Deferred income taxes	1,225	1,202
Goodwill	26,642	26,635
Intangible assets - net	8,491	7,243
Other assets	1,836	1,775
Total Assets	$135,003	$136,103
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$1,558	$1,404
Borrowings under lines of credit	700	2,000
Accounts payable	15,130	12,942
Accrued salaries and benefits	8,292	7,607
Accrued expenses	2,710	3,868
Customer deposits	1,237	1,782
Deferred service revenue	14,613	16,598
Total current liabilities	44,240	46,201
Long-term debt	3,638	4,455
Other long-term liabilities	2,315	2,212
Shareholders’ Equity:
Preferred stock, $.02 par value,
1,000,000 shares authorized	─	─
Common stock, $.02 par value,
29,000,000 shares authorized;
16,603,721 and 16,449,695 shares issued;
14,950,966 and 14,796,940 outstanding	332	329
Capital in excess of par value	41,737	41,382
Retained earnings	48,913	47,482
Accumulated other comprehensive loss	(663)	(449)
Treasury stock, at cost, 1,652,755 shares	(5,509)	(5,509)
Total shareholders’ equity	84,810	83,235
Total Liabilities and Shareholders’ Equity	$135,003	$136,103

See notes to unaudited interim consolidated financial statements

PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the six months ended June 30,
	2010	2009
Cash flows from operating activities:
Net income	$1,431	$485
Adjustments to reconcile net income to net cashprovided by operating activities:
Depreciation and amortization	1,696	2,073
Provision for bad debts	487	916
Provision for obsolete inventory	360	1,037
Equity based compensation	13	371
Deferred income tax	698	254
Changes in operating assets and liabilities:
Accounts receivable	4,883	14,356
Inventories	(2,123)	(1,780)
Income tax refunds	(1,074)	(32)
Other current assets	(1,435)	929
Other assets	(59)	28
Accounts payable	2,225	(4,534)
Accrued salaries and benefits	729	(422)
Accrued expenses	(1,077)	(1,156)
Customer deposits	(545)	(3,881)
Deferred service revenue	(1,945)	(1,955)
Other long-term liabilities	103	(43)
Net cash provided by operating activities	4,367	6,646
Cash flows from investing activities:
Capital expenditures	(2,335)	(769)
Capitalization of software costs	(291)	(464)
Contingent purchase price paid on prior year acquisitions	(33)	(54)
Net cash used in investing activities	(2,659)	(1,287)
Cash flows from financing activities:
Net repayments under line-of-credit agreements	(1,300)	(3,300)
Payments of long-term debt	(663)	(501)
Proceeds from the exercise of stock options	345	190
Net cash used in financing activities	(1,618)	(3,611)
Effect of exchange rate changes on cash and cash equivalents	(54)	128
Net increase in cash and cash equivalents	36	1,876
Cash and cash equivalents at beginning of period	3,907	6,227
Cash and cash equivalents at end of period	$3,943	$8,103
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$201	$316
Income taxes, net of refunds	638	201

See notes to unaudited interim consolidated financial statements

PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1.
The accompanying unaudited interim consolidated financial statements have been prepared by PAR Technology Corporation (the “Company” or “PAR”) in accordance with U.S. generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements.  Accordingly, these interim financial statements do not include all information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of the Company, such unaudited statements include all adjustments (which comprise only normal recurring accruals) necessary for a fair presentation of the results for such periods.  The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the results of operations to be expected for any future period.  The consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2009 included in the Company’s December 31, 2009 Annual Report to the Securities and Exchange Commission on Form 10-K.

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

2.	The Company’s net accounts receivable consist of:

	(in thousands)
	June 30,	December 31,
	2010	2009
Government segment:
Billed	$11,921	$13,898
Advanced billings	(1,016)	(572)
	10,905	13,326
Hospitality segment:
Accounts receivable - net	27,607	31,730
Other	1,984	1,051
	$40,496	$46,107

At June 30, 2010 and December 31, 2009, the Company had recorded allowances for doubtful accounts of $1,475,000 and $1,621,000, respectively, primarily against Hospitality accounts receivable.

3.	Inventories are primarily used in the manufacture and service of Hospitality products. The components of inventory, net of related reserves, consist of the following:

	(in thousands)
	June 30,	December 31,
	2010	2009
Finished Goods	$9,167	$8,314
Work in process	1,471	1,462
Component parts	7,822	7,029
Service parts	16,072	16,062
	$34,532	$32,867

At June 30, 2010 and December 31, 2009, the Company had recorded reserves for shrinkage, excess and obsolete inventory of $8,740,000 and $8,801,000, respectively.

4.
The Company applies the fair value recognition provisions of ASC Topic 718 Stock-Based Compensation.  Total stock-based compensation expense included within operating expenses for the three and six months ended June 30, 2010 was $32,000 and $13,000, respectively.  These amounts were recorded net of benefits of $72,000 and $211,000 for the three and six months ended June 30, 2010, respectively, as the result of forfeitures of unvested stock options prior to the completion of the requisite service period.  Total stock-based compensation expense included in operating expenses for the three and six months ended June 30, 2009 was $103,000 and $371,000, respectively.  At June 30, 2010, the unrecognized compensation expense related to non-vested equity awards was $618,000 (net of estimated forfeitures) which is expected to be recognized as compensation expense in fiscal years 2010 through 2015.

5.
Earnings per share is calculated in accordance with ASC Topic 260, which specifies the computation, presentation and disclosure requirements for earnings per share (EPS).  It requires the presentation of basic and diluted EPS.  Basic EPS excludes all dilution and is based upon the weighted average number of common shares outstanding during the period.  Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock.  At June 30, 2010, there were 215,000 anti-dilutive stock options outstanding.

The following is a reconciliation of the weighted average shares outstanding for the basic anddiluted EPS computations (in thousands, except per share data):

	For the three months ended June 30,
	2010	2009
Net income	$849	$238

Basic:
Shares outstanding at beginning of period	14,752	14,474
Weighted average shares issued during the period	48	27
Weighted average common shares, basic	14,800	14,501
Earnings per common share, basic	$.06	$.02

Diluted:
Weighted average common shares, basic	14,800	14,501
Weighted average shares issued during the period	46	26
Dilutive impact of stock options and restricted stock awards	185	260
Weighted average common shares, diluted	15,031	14,787
Earnings per common share, diluted	$.06	$.02

	For the six months ended June 30,
	2010	2009
Net income	$1,431	$485

Basic:
Shares outstanding at beginning of period	14,677	14,471
Weighted average shares issued during the period	74	16
Weighted average common shares, basic	14,751	14,487
Earnings per common share, basic	$.10	$.03

Diluted:
Weighted average common shares, basic	14,751	14,487
Weighted average shares issued during the period	71	14
Dilutive impact of stock options and restricted stock awards	171	256
Weighted average common shares, diluted	14,993	14,757
Earnings per common share, diluted	$.10	$.03

6.	The Company utilizes the fair value provisions of ASC Topic 820 Fair Value Measurements and Disclosures. ASC Topic 820 describes a fair value hierarchy based upon three levels of input, which are:

Level 1 − quoted prices in active markets for identical assets or liabilities (observable)
Level 2 − inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in inactive markets, or other inputs that are observable market data for essentially the full term of the asset or liability (observable)
Level 3 − unobservable inputs that are supported by little or no market activity, but are significant to determining the fair value of the asset or liability (unobservable)

The Company’s interest rate swap agreement is valued at the amount the Company would have expected to pay to terminate the agreement.  The fair value determination is based upon the present value of expected future cash flows using the LIBOR rate, plus an applicable interest rate spread, a technique classified within Level 2 of the valuation hierarchy described above.  At June 30, 2010, the fair value of the Company’s interest rate swap included a realized loss of $192,000, and is included as a component of accrued expenses within the Consolidated Balance Sheet.  The associated fair value adjustments for the three and six months ended June 30, 2010 and 2009 were  $30,000 and $51,000, respectively, and $66,000 and $88,000, respectively, and are included as decreases to interest expense.

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

Information as to the Company’s segments is set forth below:

	(in thousands)
	For the three months		For the six months
	ended June 30,		ended June 30,
	2010	2009	2010	2009

Net revenues:
Hospitality	$38,422	$34,587	$77,941	$72,389
Government	16,268	18,216	33,897	38,466
Other	1,524	1,656	2,495	4,072
Total	$56,214	$54,459	$114,333	$114,927

Operating income (loss):
Hospitality	$371	$(580)	$888	$(976)
Government	943	938	1,822	1,876
Other	(562)	(59)	(1,086)	(183)
	752	299	1,624	717
Other income, net	278	156	419	263
Interest expense	(71)	(82)	(142)	(222)
Income before provision
for income taxes	$959	$373	$1,901	$758

Depreciation and amortization:
Hospitality	$735	$887	$1,456	$1,839
Government	20	21	41	41
Other	92	120	199	193
Total	$847	$1,028	$1,696	$2,073

Capital expenditures:
Hospitality	$144	$323	$2,184	$509
Government	2	—	44	31
Other	43	152	107	229
Total	$189	$475	$2,335	$769

Revenues by geographic area:
United States	$50,460	$48,759	$102,977	$103,612
Other Countries	5,754	5,700	11,356	11,315
Total	$56,214	$54,459	$114,333	$114,927

The following table represents identifiable assets by business segment:

	(in thousands)
	June 30,	December 31,
	2010	2009
Identifiable assets:
Hospitality	$112,687	$109,085
Government	13,679	15,097
Other	8,637	11,921
Total	$135,003	$136,103

The following table represents identifiable assets by geographic area based on the location of the assets:

	(in thousands)
	June 30,	December 31,
	2010	2009
United States	$127,132	$128,665
Other Countries	7,871	7,438
Total	$135,003	$136,103

The following table represents Goodwill by business segment:

	(in thousands)
	June 30,	December 31,
	2010	2009
Hospitality	$25,906	$25,899
Government	736	736
Total	$26,642	$26,635

Customers comprising 10% or more of the Company’s total revenues are summarized as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009
Hospitality segment:
McDonald’s Corporation	29%	29%	31%	27%
Yum! Brands, Inc.	11%	12%	11%	11%
Government segment:
U.S. Department of Defense	29%	33%	30%	34%
All Others	31%	26%	28%	28%
	100%	100%	100%	100%

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

Overview

PAR Technology is a leading provider of hospitality technology solutions that includes software, hardware and professional/lifecycle support services to several industries including: restaurants, hotels/resorts/spas, cruise lines, movie theaters and specialty retailers.  In addition, the Company provides applied technology and technical outsourcing services primarily to the U.S. Department of Defense.  PAR also provides best of breed technical tracking systems that focus upon shipping and logistics for road, rail, and transit markets by providing advanced integrated solutions for all types of refrigerated and dry assets.

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

The Company has consistently determined the fair value of its reporting units using primarily a discounted cash flow method, which is based on certain assumptions such as projected operating results, growth rates and discount rates.  The Company completed its annual impairment test in the fourth quarter of fiscal year 2009 and concluded that no impairment existed.  The Company reevaluated the assumptions utilized in its annual impairment test and determined them to remain appropriate based on the Company’s actual results achieved to date as well as communication it has received from its customers relative to their planned capital investments.  There were no indicators of impairment during the period ended June 30, 2010 so the Company did not perform an impairment review of goodwill during the quarter.

In regards to the current economic conditions, the QSR market continues to perform well for the large international companies, however, the Company has seen an impact on the regional QSR organizations whose business is slowing because of higher unemployment and lack of consumer confidence in specific domestic regions.  These smaller businesses are also struggling to access affordable capital in the tight credit markets.  Such conditions have had and could continue to have an impact on the markets in which the Company's customers operate, which could result in a reduction of sales, operating income and cash flows.  However, even with the difficult environment, the Company remains optimistic about its prospects for recovery.  The Company is currently assisting one of its large international customers as they execute an aggressive upgrade schedule to their in-store technology.  In addition the Company is observing an improvement in the pipeline of business with its second tier customers.

The Company is currently focusing upon enhancing three distinct areas of its Hospitality segment.  First, PAR has been investing in its development of next generation software for both their restaurant and hotel/resort businesses.  Second, the Company is building a highly capable and further reaching distribution channel.  Third, PAR is creating a global infrastructure that will enhance our deployment and support globally as the Company’s customers continue their expansion into international markets.

Approximately 30% of the Company’s revenues are generated in our Government segment.  PAR provides IT and communications support services to the U.S. Navy, Air Force and Army.   In addition, the Company offers its services to several U.S. federal, state and local agencies by providing applied technology services including radar, image and signal processing and geospatial services and products.  The operational performance of PAR’s Government segment has translated into consistently winning add-on and renewal business.  PAR provides its clients the technical expertise necessary to operate and maintain complex technology systems utilized by government agencies.

PAR’s Logistics Management business continues to add new accounts.  In the second quarter of 2010 PAR announced Target Corporation as a new customer for their asset tracking technology.    PAR continues to expand its customer base in the refrigerated and dry van markets.  As the market continues to recognize the value proposition associated with the real time use of location and environmental information in both asset management and cargo quality assurance, the Company believes it is well positioned in this emerging market.

The Company will continue to leverage its core technical capabilities and performance into related technical areas and an expanding customer base.  PAR will seek to accelerate this growth through strategic acquisitions of businesses that broaden the Company’s technology and/or business base.

Summary

The Company believes it is and can continue to be successful due to its capabilities and industry expertise.  The majority of the Company’s business is in the quick-serve restaurant sector of the hospitality market.  In regards to the current economic landscape, PAR believes that the quick-serve restaurant sector will remain strong, a direct reflection of the value and convenience PAR’s large quick-service customers provide the consuming public.  The Company continues to execute upon operational initiatives and certain organizational changes that it expects will deliver meaningful cost savings and believes that its fundamental long-term strategy remains intact.

It has been the Company’s experience that their Government I/T business is resistant to economic cycles.  However, the Company has seen lower revenues for the first six months of 2010 in comparison to the same period in 2009 due to the completion of certain contracts and funding cutbacks on existing contracts.   PAR’s I/T outsourcing business focuses on cost-effective operations of technology and telecommunication facilities which must function independent of economic cycles.

Lastly, the Company’s Logistics Management business continues to win new accounts as the transportation market continues to adopt the Company’s asset tracking technology.

Results of Operations —
Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

The Company reported revenues of $56.2 million for the quarter ended June 30, 2010, an increase of 3.2% from the $54.5 million reported for the quarter ended June 30, 2009.  The Company’s net income for the quarter ended June 30, 2010 was $849,000, or $0.06 earnings per diluted share, compared to $238,000 or $0.02 earnings per diluted share for the same period in 2009.

Product revenues were $23.1 million for the quarter ended June 30, 2010, an increase of 34% from the $17.2 million recorded in 2009.  This growth was the result of increases in sales to two of the Company’s major restaurant customers as well as an increase in sales to its customers made through the Company’s channel partners.  Further contributing to this growth was an 8% increase in international product revenue during the quarter.

Customer service revenue primarily includes installation, software maintenance, training, twenty-four hour help desk support and various depot and on-site service options.  Customer service revenues were $16.9 million for the quarter ended June 30, 2010, a 12% decrease from the $19.1 million reported for the same period in 2009.  This decrease is primarily due to a decline in installation and field service revenue as a result of the completion of a specific initiative with a major customer in 2009, partially offset by an increase in service revenue associated with the Company’s hotel / spa business.

Contract revenues were $ 16.3 million for the quarter ended June 30, 2010, a decrease of 11% when compared to the $18.2 million for the same period in 2009.  This decrease was primarily due to a reduction in pass through revenue that occurred in 2009 that did not recur in 2010 associated with a specific contract, as well as decreases associated with the completion of certain contracts.

Product margins for the quarter ended June 30, 2010 were 35%, an increase from 33.1% for the same period in 2009.  This improvement was primarily the result of various cost reduction and efficiency improvement efforts implemented across the Company’s hospitality businesses.

Customer service margins were 35.4% for the quarter ended June 30, 2010, compared to 29.8% for the same period in 2009.  Service margins increased primarily in the Hospitality business as the result of cost reduction strategies executed across several service areas and due to an increase in software maintenance revenue.

Contract margins were 6.5% for the quarter ended June 30, 2010, compared to 5.4% for the same period in 2009.  This increase was due to a reduction in low margin pass through revenue that occurred in 2009 associated with a specific contract that did not recur in 2010.  The most significant components of contract costs in 2010 and 2009 were labor and fringe benefits.  For 2010, labor and fringe benefits were $11.9 million or 78% of contract costs compared to $12.8 million or 74% of contract costs for the same period in 2009.

Selling, general and administrative expenses for the quarter ended June 30, 2010 were $9.8 million, an increase from the $8.6 million for the same period in 2009.  This change was the result of investments in sales and marketing initiatives associated with the Company’s Hospitality and Logistics Management businesses.

Research and development expenses were $4.3 million for the quarter ended June 30, 2010, an increase from the $3 million for the same period in 2009.  The increase was the result of increased research and development expenditures in support of the Company’s luxury hotel, resort and spa software business as well as the continued investment in its Logistics Management business.

Amortization of identifiable intangible assets was $235,000 for the quarter ended June 30, 2010, compared to $368,000 for the same period in 2009.  This decrease was due to certain intangible assets becoming fully amortized in 2009.

Other income, net, was $278,000 for the quarter ended June 30, 2010 compared to $156,000 for the same period in 2009.  Other income primarily includes rental income, income from the sale of certain assets, finance charges and foreign currency gains and losses.  The increase is primarily due to an increase in finance charge income related to a specific outstanding receivable collected during the period.

Interest expense represents interest charged on the Company’s short-term borrowing requirements from banks and from long-term debt.  Interest expense was $71,000 for the quarter ended June 30, 2010  as compared to $82,000 for the same period in 2009.  The decrease is primarily due to lower borrowings in 2010 compared to 2009.

For the quarters ended June 30, 2010 and 2009, the Company’s expected effective income tax rate based on projected pre-tax income was 11.5% and 36.2%, respectively.  The variance from the federal statutory rate in 2010 is primarily due to the reversal of a valuation allowance of $230,000 on certain deferred tax assets as the result of the Company’s tax planning strategies.  The variance from the federal statutory rate in 2009 was primarily due to state income taxes and various nondeductible expenses partially offset by the research and experimental tax credit.

Results of Operations —
Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

The Company reported revenues of $114.3 million for the six months ended June 30, 2010, compared to $114.9 million for the same period in 2009.  The Company’s net income for the six months ended June 30, 2010 was $1.4 million, or $0.10 earnings per diluted share, compared to $485,000 or $.03 earnings per diluted share in 2009.

Product revenues were $44.3 million for the six months ended June 30, 2010, an increase of 18% from the $37.4 million recorded in 2009.  This growth was the result of increases in sales to a major restaurant customer as well as an increase in sales to its customers made through the Company’s channel partners.  Further contributing to this growth was a 6% increase in international product revenue during the period.

Customer service revenue primarily includes installation, software maintenance, training, twenty-four hour help desk support and various depot and on-site service options.  Customer service revenues were $36.1 million for the six months ended June 30, 2010, an 8% decrease from the $39 million reported for the same period in 2009.  This decrease is primarily due to a decline in installation and field service revenue as a result of the completion of a specific initiative with a major customer in 2009, partially offset by an increase in service revenue associated with the Company’s Logistics Management business.

Contract revenues were $33.9 million for the six months ended June 30, 2010, a decrease of 12% when compared to the $38.5 million for the same period in 2009.  This decrease was primarily due to a reduction in pass through revenue that occurred in 2009 that did not recur in 2010 associated with a specific contract, as well as decreases associated with the completion of certain contracts.

Product margins for the six months ended June 30, 2010 were 33.7%, a decline from 34.4% for the same period in 2009.  This decrease in margins was mostly due to a shift in product mix as a result of a decrease in software revenue in 2010 when compared to 2009.

Customer service margins were 33.7% for the six months ended June 30, 2010, compared to 28.6% for the same period in 2009.  Service margins increased primarily due to cost reductions executed across several service areas and an increase in software maintenance revenue.

Contract margins were 6.1% for the six months ended June 30, 2010, compared to 5.2% for the same period in 2009.  This increase was due to a reduction in low margin pass through revenue that occurred in 2009 associated with a specific contract that did not recur in 2010.  The most significant components of contract costs in 2010 and 2009 were labor and fringe benefits.  For 2010, labor and fringe benefits were $25 million or 78% of contract costs compared to $26.3 million or 72% of contract costs for the same period in 2009.

Selling, general and administrative expenses for the six months ended June 30, 2010 were $19.3 million, compared to $18.2 million for the same period in 2009.  This change was the result of investments in sales and marketing initiatives associated with the Company’s Hospitality and Logistics Management businesses.  This was partially offset by a decline in stock-based compensation expense.

Research and development expenses were $7.8 million for the six months ended June 30, 2010, compared to $6.4 million for the same period in 2009.  The increase was the result of increased research and development expenditures in support of the Company’s luxury hotel, resort and spa software business as well as the continued investment in its Logistics Management business, partially offset by cost reductions achieved in outsourcing through strategic relationships.

Amortization of identifiable intangible assets was $469,000 for the six months ended June 30, 2010, compared to $733,000 for the same period in 2009.  This decrease was due to certain intangible assets becoming fully amortized in 2009.

Other income, net, was $419,000 for the six months ended June 30, 2010 compared to $263,000 for the same period in 2009.  Other income primarily includes rental income, income from the sale of certain assets, finance charges and foreign currency gains and losses.  The increase is primarily due to an increase in finance charge income related to a specific outstanding receivable collected during the period as well as a gain on sale of certain assets.

Interest expense represents interest charged on the Company’s short-term borrowing requirements from banks and from long-term debt.  Interest expense was $142,000 for the six months ended June 30, 2010 as compared to $222,000 for the same period in 2009.  The decrease is primarily due to lower borrowings in 2010 compared to 2009.

For the six months ended June 30, 2010 and 2009, the Company’s expected effective income tax rate based on projected pre-tax income was 24.7% and 36%, respectively.  The variance from the federal statutory rate in 2010 is primarily due to the reversal of a valuation allowance of $230,000 on certain deferred tax assets as the result of the Company’s tax planning strategies.  The variance from the federal statutory rate in 2009 was primarily due to state income taxes and various nondeductible expenses partially offset by the research and experimental tax credit.

Liquidity and Capital Resources

The Company’s primary sources of liquidity have been cash flow from operations and its bank line of credit.  Cash provided by operations was $4.4 million for the six months ended June 30, 2010 compared to $6.6 million for the same period in 2009.  In 2010, cash was generated primarily through the collection of accounts receivable associated with a specific Hospitality customer as well as through the collection of amounts due from Hospitality customers resulting from the timing of support contract billing.  Further contributing to the Company’s operating cash flow was an increase in Hospitality accounts payable resulting from the timing of vendor payments.  These increases to operating cash flow were partially offset by the increase in Hospitality inventory, commensurate with the Company’s near term production requirements.  In 2009, cash was generated by collection of Hospitality accounts receivable partially offset by an increase in inventory and decreases in accounts payable and customer deposits.

Cash used in investing activities was $2.7 million for the six months ended June 30, 2010 versus $1.3 million for the same period in 2009.  In 2010, capital expenditures were $2.3 million and were primarily related to the Company’s acquisition of certain technology components to compliment its next generation enterprise solution for its Restaurant business.  Capitalized software costs relating to software development of Hospitality segment products were $291,000.  In 2009, capital expenditures were $769,000 and were primarily for manufacturing, office and computer equipment.  Capitalized software costs relating to software development of Hospitality segment products were $464,000 in 2009.

Cash used in financing activities was $1.6 million for the six months ended June 30, 2010 versus $3.6 million in 2009.  In 2010, the Company decreased its short-term borrowings by $1.3 million, decreased its long-term debt by $663,000 and also benefited $345,000 from the exercise of employee stock options.  In 2009, the Company decreased its short-term borrowings by $3.3 million and decreased its long-term debt by $501,000.  It also benefited $190,000 from the exercise of employee stock options.

The Company has a credit agreement with a bank under which the Company has a borrowing availability up to $20 million in the form of a line of credit.  This agreement allows the Company, at its option, to borrow funds at the LIBOR rate plus the applicable interest rate spread (1.61% at June 30, 2010) or at the bank’s prime lending rate (3.25% at June 30, 2010).  This agreement expires in June 2011.  At June 30, 2010, the Company had $700,000 outstanding under this agreement.  The weighted average interest rate paid by the Company was 3.25% during the second quarter of 2010.  This agreement contains certain loan covenants including leverage and fixed charge coverage ratios.  The Company is in compliance with these covenants at June 30, 2010.  This credit facility is secured by certain assets of the Company.

The Company borrowed $6 million under an unsecured term loan agreement, executed as an amendment to one of its then bank line of credit agreements, in connection with a prior business acquisition.  The loan provides for interest only payments in the first year and escalating principal payments through 2012. The loan bears interest at the LIBOR rate plus the applicable interest rate spread (1.61% at June 30, 2010) or at the bank’s prime lending rate (3.25% at June 30, 2010). The terms and conditions of the line of credit agreement described in the preceding paragraph also apply to the term loan.

The Company entered into an interest rate swap agreement associated with the above $6 million loan, with principal and interest payments due through August 2012.  At June 30, 2010, the notional principal amount totaled $3.6 million.  This instrument was utilized by the Company to minimize significant unplanned fluctuations in earnings and cash flows caused by interest rate volatility.  The Company did not adopt hedge accounting, but rather records the fair market value adjustments through the consolidated statements of operations each period.  The associated fair value adjustment for the six months ended June 30, 2010 was $51,000 and is included as a decrease to interest expense.

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

Inflation had little effect on revenues and related costs during the first six months of 2010.  Management anticipates that margins will be maintained at acceptable levels to minimize the affects of inflation, if any.

interest rates

As of June 30, 2010, the Company has $4.3 million in variable interest rate debt.  The Company believes that an adverse change in interest rates of 100 basis points would not have a material impact on our business, financial condition, results of operations or cash flows.

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

Based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2010, the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”), conducted under the supervision of and with the participation of the Company’s chief executive officer and chief financial officer, such officers have concluded that the Company’s disclosure controls and procedures, which are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and designed to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is accumulated and communicated to management including the chief executive and financial officers, as appropriate, to allow timely decisions regarding required disclosures, are effective as of the Evaluation Date.

(b)	Changes in Internal Control over Financial Reporting.

There was no change in the Company’s internal controls over financial reporting, as defined in  Rule 13a-15(f) of the Exchange Act during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, such internal controls over financial reporting.

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

Item 4.  Reserved

Item 5.  Other Information

On April 27, 2010, PAR Technology Corporation furnished a report on Form 8-K pursuant to Item 2.02 (Results of Operations and Financial Condition) of that Form relating to its financial information for the quarter ended March 31, 2010, as presented in the press release of April 27, 2010 and furnished thereto as an exhibit.

On May 26, 2010, PAR Technology Corporation furnished a report on Form 8-K pursuant to Item 5.07 (Submission of Matters to a Vote of Security Holders) of that Form relating to the annual meeting of the shareholders held on May 26, 2010 and the shareholders election of all the Company’s nominees for director.

On June 4, 2010, following the recommendation of the Company’s Compensation Committee, the Company’s Board of Directors approved an increase to non-employee Director Compensation for fiscal year 2010.  This change resulted in an increased Annual Retainer from $25,000 to $50,000 and an additional grant on July 1, 2010 of 10,000 restricted shares of the Corporation’s Common Stock.  These restricted shares vest as follows:  3,334 shares on July 1, 2010; 3,333 shares on July 1, 2011 and 3,333 shares on July 1, 2012.  In the event a director ceases to be a member of the Board due to change of control of the Corporation, all remaining unvested shares under this grant shall immediately vest as of the date of the departure from the Board.

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

Date: August 9, 2010

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