Form 10-Q
period 2010-09-30
PAR TECHNOLOGY CORP
filed 2010-11-10
CIK 708821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its Corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer ☐	Accelerated Filer ☒	Non Accelerated Filer ☐	Smaller Reporting Company ☒
 (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

On November 1, 2010, 15,034,084 shares of Common Stock of $0.02 par value, were outstanding.

PAR TECHNOLOGY CORPORATION

TABLE OF CONTENTS
FORM 10-Q

PART I
FINANCIAL INFORMATION

Item Number		Page

Item 1.	Financial Statements (unaudited)

	Consolidated Statements of Operations for	1
	the three and nine months ended September 30, 2010 and 2009

	Consolidated Statements of Comprehensive Income (loss)	2
	for the three and nine months ended September 30, 2010 and 2009

	Consolidated Balance Sheets at	3
	September 30, 2010 and December 31, 2009

	Consolidated Statements of Cash Flows	4
	for the nine months ended September 30, 2010 and 2009

	Notes to Unaudited Interim Consolidated Financial Statements	5

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4.	Controls and Procedures	21

	PART II
	OTHER INFORMATION

Item 1A.	Risk Factors	22

Item 4.	RESERVED	22

Item 5.	Other Information	22

Item 6.	Exhibits	23

Signatures		24

Exhibit Index		25

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
Net revenues:	2010	2009	2010	2009
Product	$27,850	$15,222	$72,185	$52,637
Service	17,268	17,011	53,369	56,057
Contract	16,053	17,681	49,950	56,147
	61,171	49,914	175,504	164,841
Costs of sales:
Product	17,865	10,025	47,256	34,578
Service	12,192	11,886	36,141	39,747
Contract	15,041	16,598	46,854	53,062
	45,098	38,509	130,251	127,387
Gross margin	16,073	11,405	45,253	37,454
Operating expenses:
Selling, general and administrative	9,995	8,579	29,316	26,821
Research and development	4,826	3,771	12,592	10,127
Amortization of identifiable intangible assets	234	371	703	1,104
	15,055	12,721	42,611	38,052
Operating income (loss)	1,018	(1,316)	2,642	(598)
Other income, net	97	12	516	274
Interest expense	(157)	(106)	(299)	(328)
Income (loss) before provision for income taxes	958	(1,410)	2,859	(652)
(Provision) benefit for income taxes	(420)	632	(890)	359
Net income (loss)	$538	$(778)	$1,969	$(293)
Earnings (loss) per share
Basic	$.04	$(.05)	$.13	$(.02)
Diluted	$.04	$(.05)	$.13	$(.02)
Weighted average shares outstanding
Basic	14,879	14,544	14,794	14,506
Diluted	15,048	14,544	15,009	14,506

See notes to unaudited interim consolidated financial statements

PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009
Net income (loss)	$538	$(778)	$1,969	$(293)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(5)	677	(219)	867
Comprehensive income (loss)	$533	$(101)	$1,750	$574

See notes to unaudited interim consolidated financial statements

PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
 (in thousands, except share amounts)
(unaudited)

	September 30,	December 31,
	2010	2009
Assets Current assets:
Cash and cash equivalents	$4,088	$3,907
Accounts receivable-net	42,951	46,107
Inventories-net	41,052	32,867
Income tax refunds	1,253	438
Deferred income taxes	5,242	6,362
Other current assets	3,664	3,235
Total current assets	98,250	92,916
Property, plant and equipment - net	5,936	6,332
Deferred income taxes	1,030	1,202
Goodwill	26,762	26,635
Intangible assets - net	9,347	7,243
Other assets	2,010	1,775
Total Assets	$143,335	$136,103
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$1,635	$1,404
Borrowings under lines of credit	500	2,000
Accounts payable	23,652	12,942
Accrued salaries and benefits	8,609	7,607
Accrued expenses	3,133	3,868
Customer deposits	906	1,782
Deferred service revenue	13,701	16,598
Total current liabilities	52,136	46,201
Long-term debt	3,228	4,455
Other long-term liabilities	2,551	2,212
Shareholders’ Equity:
Preferred stock, $.02 par value,
1,000,000 shares authorized	─	─
Common stock, $.02 par value,
29,000,000 shares authorized;
16,741,368 and 16,449,695 shares issued;
15,034,084 and 14,796,940 outstanding	335	329
Capital in excess of par value	42,134	41,382
Retained earnings	49,451	47,482
Accumulated other comprehensive loss	(668)	(449)
Treasury stock, at cost, 1,707,284 and 1,652,755 shares	(5,832)	(5,509)
Total shareholders’ equity	85,420	83,235
Total Liabilities and Shareholders’ Equity	$143,335	$136,103

See notes to unaudited interim consolidated financial statements

PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the nine months ended September 30,
	2010	2009
Cash flows from operating activities:
Net income	$1,969	$(293)
Adjustments to reconcile net income to net cashprovided by operating activities:
Depreciation and amortization	2,496	2,946
Provision for bad debts	966	1,237
Provision for obsolete inventory	1,057	1,584
Equity based compensation	212	505
Deferred income tax	1,140	(166)
Changes in operating assets and liabilities:
Accounts receivable	2,165	15,478
Inventories	(9,202)	(430)
Income tax refunds	(815)	(368)
Other current assets	(393)	343
Other assets	(220)	(110)
Accounts payable	10,719	(6,495)
Accrued salaries and benefits	978	(587)
Accrued expenses	(691)	(752)
Customer deposits	(876)	(4,060)
Deferred service revenue	(2,915)	(2,810)
Other long-term liabilities	339	182
Net cash provided by operating activities	6,929	6,204
Cash flows from investing activities:
Capital expenditures	(3,519)	(1,045)
Capitalization of software costs	(669)	(553)
Contingent purchase price paid on prior year acquisitions	(33)	(54)
Net cash used in investing activities	(4,221)	(1,652)
Cash flows from financing activities:
Net repayments under line-of-credit agreements	(1,500)	(5,800)
Payments of long-term debt	(996)	(666)
Proceeds from the exercise of stock options	546	300
Purchase of treasury stock	(323)	─
Net cash used in financing activities	(2,273)	(6,166)
Effect of exchange rate changes on cash and cash equivalents	(254)	246
Net increase in cash and cash equivalents	181	(1,368)
Cash and cash equivalents at beginning of period	3,907	6,227
Cash and cash equivalents at end of period	$4,088	$4,859
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$387	$443
Income taxes, net of refunds	714	449
See notes to unaudited interim consolidated financial statements

PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1.
The accompanying unaudited interim consolidated financial statements have been prepared by PAR Technology Corporation (the “Company” or “PAR”) in accordance with U.S. generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements.  Accordingly, these interim financial statements do not include all information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of the Company, such unaudited statements include all adjustments (which comprise only normal recurring accruals) necessary for a fair presentation of the results for such periods.  The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the results of operations to be expected for any future period.  The consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2009 included in the Company’s December 31, 2009 Annual Report to the Securities and Exchange Commission on Form 10-K.

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

2.           The Company’s net accounts receivable consist of:

	(in thousands)
	September 30,	December 31,
	2010	2009
Government segment:
Billed	$10,380	$13,898
Advanced billings	(1,682)	(572)
	8,698	13,326
Hospitality segment:
Accounts receivable - net	32,517	31,730
Other	1,736	1,051
	$42,951	$46,107

At September 30, 2010 and December 31, 2009, the Company had recorded allowances for doubtful accounts of $1,657,000 and $1,621,000, respectively, primarily against Hospitality accounts receivable.

3.	Inventories are primarily used in the manufacture and service of Hospitality products. The components of inventory, net of related reserves, consist of the following:

	(in thousands)
	September 30,	December 31,
	2010	2009
Finished Goods	$9,669	$8,314
Work in process	1,482	1,462
Component parts	13,698	7,029
Service parts	16,203	16,062
	$41,052	$32,867

4.
The Company applies the fair value recognition provisions of ASC Topic 718 Stock-Based Compensation.  Total stock-based compensation expense included within operating expenses for the three and nine months ended September 30, 2010 was $199,000 and $212,000, respectively.  These amounts were recorded net of benefits of $211,000 for the nine months ended September 30, 2010, as the result of forfeitures of unvested stock options prior to the completion of the requisite service period.  Total stock-based compensation expense included in operating expenses for the three and nine months ended September 30, 2009 was $135,000 and $505,000, respectively.  At September 30, 2010, the unrecognized compensation expense related to non-vested equity awards was $654,000 (net of estimated forfeitures) which is expected to be recognized as compensation expense in fiscal years 2010 through 2015.

5.
Earnings per share is calculated in accordance with ASC Topic 260, which specifies the computation, presentation and disclosure requirements for earnings per share (EPS).  It requires the presentation of basic and diluted EPS.  Basic EPS excludes all dilution and is based upon the weighted average number of common shares outstanding during the period.  Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock.  At September 30, 2010, there were 392,000 anti-dilutive stock options outstanding.

The following is a reconciliation of the weighted average shares outstanding for the basic and diluted EPS computations (in thousands, except per share data):

	For the three months ended September 30,
	2010	2009
Net income (loss)	$538	$(778)

Basic:
Shares outstanding at beginning of period	14,838	14,535
Weighted average shares issued during the period, net	41	9
Weighted average common shares, basic	14,879	14,544
Earnings (loss) per common share, basic	$.04	$(.05)

Diluted:
Weighted average common shares, basic	14,879	14,544
Weighted average shares issued during the period, net	65	─
Dilutive impact of stock options and restricted stock awards	104	─
Weighted average common shares, diluted	15,048	14,544
Earnings (loss) per common share, diluted	$.04	$(.05)

	For the nine months ended September 30,
	2010	2009
Net income (loss)	$1,969	$(293)

Basic:
Shares outstanding at beginning of period	14,677	14,471
Weighted average shares issued during the period, net	117	35
Weighted average common shares, basic	14,794	14,506
Earnings (loss) per common share, basic	$.13	$(.02)

Diluted:
Weighted average common shares, basic	14,794	14,506
Weighted average shares issued during the period, net	120	─
Dilutive impact of stock options and restricted stock awards	95	─
Weighted average common shares, diluted	15,009	14,506
Earnings (loss) per common share, diluted	$.13	$(.02)

6.	The Company utilizes the fair value provisions of ASC Topic 820 Fair Value Measurements and Disclosures. ASC Topic 820 describes a fair value hierarchy based upon three levels of input, which are:

Level 1 − quoted prices in active markets for identical assets or liabilities (observable)
Level 2 − inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in inactive markets, or other inputs that are observable market data for essentially the full term of the asset or liability (observable)
Level 3 − unobservable inputs that are supported by little or no market activity, but are significant to determining the fair value of the asset or liability (unobservable)

The Company’s interest rate swap agreement is valued at the amount the Company would have expected to pay to terminate the agreement.  The fair value determination is based upon the present value of expected future cash flows using the LIBOR rate, plus an applicable interest rate spread, a technique classified within Level 2 of the valuation hierarchy described above.  At September 30, 2010, the fair value of the Company’s interest rate swap included a realized loss of $165,000, and is included as a component of accrued expenses within the Consolidated Balance Sheet.  The associated fair value adjustments for the three and nine months ended September 30, 2010 and 2009 were  $27,000 and $78,000, respectively, and $18,000 and $105,000, respectively, and are included as decreases to interest expense.

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

Information as to the Company’s segments is set forth below:

	For the three months		For the nine months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
Net revenues:
Hospitality	$44,174	$31,305	$122,115	$103,695
Government	16,053	17,340	49,950	55,376
Other	944	1,269	3,439	5,770
Total	$61,171	$49,914	$175,504	$164,841

Operating income (loss):
Hospitality	$1,335	$(2,004)	$2,223	$(2,980)
Government	894	972	2,716	2,848
Other	(1,211)	(284)	(2,297)	(466)
	1,018	(1,316)	2,642	(598)
Other income, net	97	12	516	274
Interest expense	(157)	(106)	(299)	(328)
Income (loss) before provision
for income taxes	$958	$(1,410)	$2,859	$(652)

Depreciation and amortization:
Hospitality	$652	$753	$2,108	$2,592
Government	20	17	61	58
Other	128	103	327	296
Total	$800	$873	$2,496	$2,946

Capital expenditures:
Hospitality	$1,146	$256	$3,330	$765
Government	─	─	44	31
Other	38	20	145	249
Total	$1,184	$276	$3,519	$1,045

Revenues by geographic area:
United States	$54,403	$44,690	$157,380	$148,302
Other Countries	6,768	5,224	18,124	16,539
Total	$61,171	$49,914	175,504	164,841

The following table represents identifiable assets by business segment:

	(in thousands)
	September 30,	December 31,
	2010	2009
Identifiable assets:
Hospitality	$119,117	$109,085
Government	10,548	15,097
Other	13,670	11,921
Total	$143,335	$136,103

The following table represents identifiable assets by geographic area based on the location of the assets:

	(in thousands)
	September 30,	December 31,
	2010	2009
United States	$135,370	$128,665
Other Countries	7,965	7,438
Total	$143,335	$136,103

The following table represents Goodwill by business segment:

	(in thousands)
	September 30,	December 31,
	2010	2009
Hospitality	$26,026	$25,899
Government	736	736
Total	$26,762	$26,635

Customers comprising 10% or more of the Company’s total revenues are summarized as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009
Hospitality segment:
McDonald’s Corporation	38%	22%	34%	25%
Yum! Brands, Inc.	10%	14%	10%	12%
Government segment:
U.S. Department of Defense	26%	36%	28%	34%
All Others	26%	28%	28%	29%
	100%	100%	100%	100%

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

The Company has consistently determined the fair value of its reporting units using primarily a discounted cash flow method, which is based on certain assumptions such as projected operating results, growth rates and discount rates.  The Company completed its annual impairment test in the fourth quarter of fiscal year 2009 and concluded that no impairment existed.  The Company reevaluated the assumptions utilized in its annual impairment test and determined them to remain appropriate based on the Company’s actual results achieved to date as well as communication it has received from its customers relative to their planned capital investments.  There were no indicators of impairment during the period ended September 30, 2010 so the Company did not perform an impairment review of goodwill during the quarter.

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

Approximately 28% of the Company’s revenues are generated in our Government segment.  PAR provides IT and communications support services to the U.S. Navy, Air Force and Army.   In addition, the Company offers its services to several U.S. federal, state and local agencies by providing applied technology services including radar, image and signal processing and geospatial services and products.  The operational performance of PAR’s Government segment has translated into consistently winning add-on and renewal business.  PAR provides its clients the technical expertise necessary to operate and maintain complex technology systems utilized by government agencies.

PAR’s Logistics Management business continues to add new accounts.  Although the Company is experiencing the difficulties of an extended adoption phase of the transport industry, it continues to expand its customer base in the refrigerated and dry van markets.  As the market recognizes the value proposition associated with the real time use of location and environmental information in both asset management and cargo quality assurance, the Company believes it is well positioned in this emerging market.

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

It has been the Company’s experience that their Government I/T business is resistant to economic cycles.  However, the Company has seen lower revenues for the first nine months of 2010 in comparison to the same period in 2009 due to the completion of certain contracts and funding cutbacks on existing contracts.   PAR’s I/T outsourcing business focuses on cost-effective operations of technology and telecommunication facilities which must function independent of economic cycles.

Results of Operations —
Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

The Company reported revenues of $61.2 million for the quarter ended September 30, 2010, an increase of 23% from the $49.9 million reported for the quarter ended September 30, 2009.  The Company’s net income for the quarter ended September 30, 2010 was $538,000, or $0.04 earnings per diluted share, compared to a net loss of $778,000 or $0.05 diluted loss per share for the same period in 2009.

Product revenues were $27.9 million for the quarter ended September 30, 2010, an increase of 83% from the $15.2 million recorded in 2009.  This growth was the result of increases in sales to two of the Company’s major restaurant customers as well as an increase in sales to its customers made through the Company’s channel partners.  Further contributing to this growth was a 50% increase in international product revenue during the quarter.

Customer service revenue primarily includes installation, software maintenance, training, twenty-four hour help desk support and various depot and on-site service options.  Customer service revenues were $17.3 million for the quarter September 30, 2010, an increase of 2% from the $17.0 million reported for the same period in 2009.  This change is the result of an increase in installation revenue, commensurate with the increase in new terminals installed in the field, partially offset by a decline in depot repair revenue.

Contract revenues were $16.1 million for the quarter ended September 30, 2010, a decrease of 9% when compared to the $17.7 million for the same period in 2009.  This decrease was due to the completion of certain contracts in 2010 as well as a reduction in pass through revenue that occurred in 2009 that did not recur in 2010 associated with a specific contract.

Product margins for the quarter ended September 30, 2010 were 35.9%, an increase from 34.1% for the same period in 2009.  This improvement was primarily the result of an improved product mix resulting from an increase in the volume of terminals sold relative to related peripherals as well as various cost reduction and efficiency improvement efforts implemented across the Company’s hospitality businesses.

Customer service margins were 29.4 % for the quarter ended September 30, 2010, compared to 30.1% for the same period in 2009.  This decrease is mostly attributable to higher call volumes driven by the technology rollout initiative by a major restaurant customer, partially offset by an improvement in international service margins resulting from the execution of various cost reduction strategies.

Contract margins were 6.3% for the quarter ended September 30, 2010, compared to 6.1% for the same period in 2009.  This increase was due to a reduction in low margin pass through revenue that occurred in 2009 associated with specific contracts that did not recur in 2010 and improved margins associated with contract completions.  The most significant components of contract costs in 2010 and 2009 were labor and fringe benefits.  For 2010, labor and fringe benefits were $11.7 million or 78% of contract costs compared to $12.3 million or 74% of contract costs for the same period in 2009.

Selling, general and administrative expenses for the quarter ended September 30, 2010 were $10 million, an increase from the $8.6 million for the same period in 2009.  This change was the result of investments in sales and marketing initiatives associated with the Company’s Hospitality and Logistics Management businesses.

Research and development expenses were $4.8 million for the quarter ended September 30, 2010, an increase from the $3.8 million for the same period in 2009.  The increase was the result of increased research and development expenditures in support of the Company’s luxury hotel, resort and spa software business as well as the continued investment in its Logistics Management business.

Amortization of identifiable intangible assets was $234,000 for the quarter ended September 30, 2010, compared to $371,000 for the same period in 2009.  This decrease was due to certain intangible assets becoming fully amortized in 2009.

Other income, net, was $97,000 for the quarter ended September 30, 2010 compared to $12,000 for the same period in 2009.  Other income primarily includes rental income, income from the sale of certain assets, finance charges and foreign currency gains and losses.  The increase is primarily due to an increase in foreign currency gains during the period.

Interest expense primarily represents interest charged on the Company’s short-term borrowing requirements from banks and from long-term debt.  Interest expense was $157,000 for the quarter ended September 30, 2010 as compared to $106,000 for the same period in 2009.  The increase is due to a higher average borrowing rate in 2010 as compared to 2009 as well as non-recurring interest expense incurred relative to past due taxes for a specific foreign jurisdiction.

For the quarters ended September 30, 2010 and 2009, the Company’s expected effective income tax rate based on projected pre-tax income was 43.8% and 44.8%, respectively.  The variance from the federal statutory rate was primarily due to state income taxes and various nondeductible expenses.

Results of Operations —
Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

The Company reported revenues of $175.5 million for the nine months ended September 30, 2010, an increase of 6% from the $164.8 million for the same period in 2009.  The Company’s net income for the nine months ended September 30, 2010 was $2 million, or $0.13 earnings per diluted share, compared to a net loss of $293,000 or $.02 loss per diluted share in 2009.

Product revenues were $72.2 million for the nine months ended September 30, 2010, an increase of 37% from the $52.6 million recorded in 2009.  This growth was the result of increases in domestic sales to a major restaurant customer as well as an increase in sales to its customers made through the Company’s channel partners.  Further contributing to this growth was a 20% increase in international product revenue during the period.

Customer service revenue primarily includes installation, software maintenance, training, twenty-four hour help desk support and various depot and on-site service options.  Customer service revenues were $53.4 million for the nine months ended September 30, 2010, a 5% decrease from the $56.1 million reported for the same period in 2009.  This decrease is primarily due to a decline in installation and field service revenue as a result of the completion of a specific initiative with a major customer in 2009, partially offset by an increase in installation revenue commensurate with the increase in product sales, as well as an increase in service revenue associated with the Company’s Logistics Management business.

Contract revenues were $50 million for the nine months ended September 30, 2010, a decrease of 11% when compared to the $56.1 million for the same period in 2009.  This decrease was primarily due to a reduction in pass through revenue that occurred in 2009 that did not recur in 2010 associated with a specific contract, as well as decreases associated with the completion of certain contracts.

Product margins for the nine months ended September 30, 2010 were 34.5%, up slightly from the 34.3% for the same period in 2009.  This improvement was due to an increase in hardware margin as the result of various cost cutting initiatives, partially offset by a decline in software revenue when compared to 2009.

Customer service margins were 32.3% for the nine months ended September 30, 2010, compared to 29.1% for the same period in 2009.  Service margins increased primarily due to cost reductions executed across several service areas and an increase in software maintenance revenue.

Contract margins were 6.2% for the nine months ended September 30, 2010, compared to 5.5% for the same period in 2009.  This increase was due to a reduction in low margin pass through revenue that occurred in 2009 associated with a specific contract that did not recur in 2010 and improved margins associated with contract completions.  The most significant components of contract costs in 2010 and 2009 were labor and fringe benefits.  For 2010, labor and fringe benefits were $36.7 million or 78% of contract costs compared to $38.7 million or 73% of contract costs for the same period in 2009.

Selling, general and administrative expenses for the nine months ended September 30, 2010 were $29.3 million, compared to $26.8 million for the same period in 2009.  This change was the result of investments in sales and marketing initiatives associated with the Company’s Hospitality and Logistics Management businesses.  This was partially offset by a decline in stock-based compensation expense.

Research and development expenses were $12.6 million for the nine months ended September 30, 2010, compared to $10.1 million for the same period in 2009.  The increase was the result of increased research and development expenditures in support of the Company’s luxury hotel, resort and spa software business as well as the continued investment in its Logistics Management business, partially offset by cost reductions achieved in outsourcing through strategic relationships.

Amortization of identifiable intangible assets was $703,000 for the nine months ended September 30, 2010, compared to $1.1 million for the same period in 2009.  This decrease was due to certain intangible assets becoming fully amortized in 2009.

Other income, net, was $516,000 for the nine months ended September 30, 2010 compared to $274,000 for the same period in 2009.  Other income primarily includes rental income, income from the sale of certain assets, finance charges and foreign currency gains and losses.  The increase is primarily due to an increase in finance charge income related to a specific outstanding receivable collected during the period as well as a gain on sale of certain assets.

Interest expense represents interest charged on the Company’s short-term borrowing requirements from banks and from long-term debt.  Interest expense was $299,000 for the nine months ended September 30, 2010 as compared to $328,000 for the same period in 2009.  The decrease is primarily due to lower borrowings in 2010 compared to 2009.

For the nine months ended September 30, 2010 and 2009, the Company’s expected effective income tax rate based on projected pre-tax income was 31.1% and 55.1%, respectively.  The variance from the federal statutory rate in 2010 is primarily due to the reversal of a valuation allowance of $230,000 on certain deferred tax assets as the result of the Company’s tax planning strategies.  The variance from the federal statutory rate in 2009 was primarily due to state income taxes and various nondeductible expenses partially offset by the research and experimental tax credit.

Liquidity and Capital Resources

The Company’s primary sources of liquidity have been cash flow from operations and its bank line of credit.  Cash provided by operations was $6.9 million for the nine months ended September 30, 2010 compared to $6.2 million for the same period in 2009.  In 2010, cash was generated primarily through the collection of accounts receivable associated with a specific Hospitality customer as well as through the collection of amounts due from Hospitality customers resulting from the timing of support contract billing.  Further contributing to the Company’s positive operating cash flow was an increase in Hospitality accounts payable resulting from the timing of vendor payments, mostly related to the procurement of inventory.  These increases to operating cash flow were partially offset by the increase in Hospitality inventory, commensurate with the Company’s near term production requirements.  In 2009, cash was generated by collection of Hospitality accounts receivable as a result of improved collection efforts, partially offset by a decrease in accounts payable due to the timing of vendor payments and a decrease in customer deposits resulting from the utilization of an advanced payment received by a significant restaurant customer at the end of fiscal year 2008.

Cash used in investing activities was $4.2 million for the nine months ended September 30, 2010 versus $1.7 million for the same period in 2009.  In 2010, capital expenditures were $3.5 million and were primarily related to the Company’s acquisition of certain technology components to compliment its next generation enterprise solution for its Restaurant business.  Capitalized software costs relating to software development of Hospitality segment products were $669,000.  In 2009, capital expenditures were $1 million and were primarily for manufacturing, office and computer equipment.  Capitalized software costs relating to software development of Hospitality segment products were $553,000 in 2009.

Cash used in financing activities was $2.3 million for the nine months ended September 30, 2010 versus $6.2 million in 2009.  In 2010, the Company decreased its short-term borrowings by $1.5 million, decreased its long-term debt by $996,000 and also benefited $546,000 from the exercise of employee stock options.  Lastly, the Company repurchased outstanding shares into treasury stock in the amount of $323,000.  In 2009, the Company decreased its short-term borrowings by $5.8 million and decreased its long-term debt by $666,000.  It also benefited $300,000 from the exercise of employee stock options.

The Company has a credit agreement with a bank under which the Company has a borrowing availability up to $20 million in the form of a line of credit.  This agreement allows the Company, at its option, to borrow funds at the LIBOR rate plus the applicable interest rate spread (1.52% at September 30, 2010) or at the bank’s prime lending rate (3.25% at September 30, 2010).  This agreement expires in June 2011.  At September 30, 2010, the Company had $500,000 outstanding under this agreement.  The weighted average interest rate paid by the Company was 2.4% during the third quarter of 2010.  This agreement contains certain loan covenants including leverage and fixed charge coverage ratios.  The Company is in compliance with these covenants at September 30, 2010.  This credit facility is secured by certain assets of the Company.

The Company borrowed $6 million under an unsecured term loan agreement, executed as an amendment to one of its then bank line of credit agreements, in connection with a prior business acquisition.  The loan provides for interest only payments in the first year and escalating principal payments through 2012. The loan bears interest at the LIBOR rate plus the applicable interest rate spread (1.52% at September 30, 2010) or at the bank’s prime lending rate (3.25% at September 30, 2010). The terms and conditions of the line of credit agreement described in the preceding paragraph also apply to the term loan.

The Company entered into an interest rate swap agreement associated with the above $6 million loan, with principal and interest payments due through August 2012.  At September 30, 2010, the notional principal amount totaled $3.3 million.  This instrument was utilized by the Company to minimize significant unplanned fluctuations in earnings and cash flows caused by interest rate volatility.  The Company did not adopt hedge accounting, but rather records the fair market value adjustments through the consolidated statements of operations each period.  The associated fair value adjustment for the three and nine months ended September 30, 2010 was $27,000 and $78,000, respectively, and are included as a decreases to interest expense.

The Company has a $1.6 million mortgage, collateralized by certain real estate.  The annual mortgage payment including interest totals $222,000.  The mortgage bears interest at a fixed rate of 5.75% and matures in 2019.

For the remainder of fiscal year 2010, the Company anticipates that its capital requirements will be approximately $500,000 to $1 million.  The Company does not enter into long term contracts with its major Hospitality segment customers. The Company commits to purchasing inventory from its suppliers based on a combination of internal forecasts and the actual orders from customers.  This process, along with good relations with suppliers, minimizes the working capital investment required by the Company.  Although the Company lists two major customers, McDonald’s and Yum! Brands, it sells to hundreds of individual franchisees of these corporations, each of which is individually responsible for its own debts.  These broadly made sales substantially reduce the impact on the Company’s liquidity if one individual franchisee reduces the volume of its purchases from the Company in a given year.  The Company, based on internal forecasts, believes its existing cash, line of credit facilities and its anticipated operating cash flow will be sufficient to meet its cash requirements through at least the next twelve months.  However, the Company may be required, or could elect, to seek additional funding prior to that time.  The Company’s future capital requirements will depend on many factors including its rate of revenue growth, the timing and extent of spending to support product development efforts, expansion of sales and marketing, the timing of introductions of new products and enhancements to existing products, and market acceptance of its products.  The Company cannot assure that additional equity or debt financing will be available on acceptable terms or at all.  The Company’s sources of liquidity beyond twelve months, in management’s opinion, will be its cash balances on hand at that time, funds provided by operations, and through long-term credit facilities that it can arrange. Although the Company’s credit facility with its lenders will expire within the next 12 months, the Company believes that it will be able to successfully renew this facility with terms consistent with those under its current credit agreement previously disclosed.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2010-6, “Improving Disclosures about Fair Value Measurements,” which requires interim disclosures regarding significant transfers in and out of Level 1 and Level 2 fair value measurements. Additionally, this ASU requires disclosure for each class of assets and liabilities and disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements. These disclosures are required for fair value measurements that fall in either Level 2 or Level 3. Further, the ASU requires separate presentation of Level 3 activity for the fair value measurements. The Company adopted the provisions of this standard on January 1, 2010, which did not have a material impact on its consolidated financial statements.

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

Inflation had little effect on revenues and related costs during the first nine months of 2010.  Management anticipates that margins will be maintained at acceptable levels to minimize the effects of inflation, if any.

interest rates

As of September 30, 2010, the Company has $3.8 million in variable interest rate debt.  The Company believes that an adverse change in interest rates of 100 basis points would not have a material impact on our business, financial condition, results of operations or cash flows.

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

Based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2010, the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”), conducted under the supervision of and with the participation of the Company’s chief executive officer and chief financial officer, such officers have concluded that the Company’s disclosure controls and procedures, which are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and designed to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is accumulated and communicated to management including the chief executive and financial officers, as appropriate, to allow timely decisions regarding required disclosures, are effective as of the Evaluation Date.

(b)	Changes in Internal Control over Financial Reporting.

There was no change in the Company’s internal controls over financial reporting, as defined in  Rule 13a-15(f) of the Exchange Act during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, such internal controls over financial reporting.

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

Item 4.  Reserved

Item 5.  Other Information

On July 14, 2010, PAR Technology Corporation furnished a report on Form 8-K pursuant to Item 7.01 (Regulation FD Disclosure) of that Form relating to a news release entitled “PAR Technology Corporation CEO Announces Intention to Retire”, as presented in the press release of July 14, 2010 and furnished thereto as an exhibit.

On July 27, 2010, PAR Technology Corporation furnished a report on Form 8-K pursuant to Item 2.02 (Results of Operations and Financial Condition) of that Form relating to its financial information for the quarter ended June 30, 2010, as presented in the press release of July 27, 2010 and furnished thereto as an exhibit.

Item 6.  Exhibits
List of Exhibits

Exhibit No.	Description of Instrument
10(iii)(A) 31.1

Employment Agreement Between PAR Technology Corporation and Gregory T. Cortese

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

Date: November 10, 2010

/s/RONALD J. CASCIANO
Ronald J. Casciano
Vice President, Chief Financial Officer, Treasurer, and Chief Accounting Officer

Exhibit Index

Exhibit		Sequential Page Number
10(iii)(A) 31.1

Employment Agreement Between PAR Technology Corporation and Gregory T. Cortese

Certification of Chairman of the Board and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
E-1 E-2
31.2	Certification of Vice President, Chief Financial Officer, Treasurer, and Chief Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	E-3
32.1

Certification of Chairman of the Board and Chief Executive Officer and Vice President, Chief Financial Officer, Treasurer, and Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350, as  adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
E-4