Form 10-K
period 2010-12-31
PAR TECHNOLOGY CORP
filed 2011-03-16
CIK 708821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-K
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010.
OR
[   ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.02 par value	New York Stock Exchange

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

Large Accelerated Filer ☐	Accelerated Filer ☐
Non Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒

As of June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares of voting and non-voting common stock held by non-affiliates of the registrant was approximately $44,814,992 based upon the closing price of the Company’s common stock.

The number of shares outstanding of registrant’s common stock, as of February 24, 2011 ─ 15,039,334 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement in connection with its 2011 annual meeting of stockholders are incorporated by reference into Part III.

PAR TECHNOLOGY CORPORATION

FORM 10-K

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995

This document contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934.  Any statements in this document that do not describe historical facts are forward-looking statements.  Forward-looking statements in this document (including forward-looking statements regarding the continued health of segments of the hospitality industry, future information technology outsourcing opportunities, an expected increase or decrease in contract funding by the U.S. Government, the impact of current world events on our results of operations, the effects of inflation on our margins, and the effects of interest rate and foreign currency fluctuations on our results of operations) are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  When we use words such as “intend,” “anticipate,” “believe,” “estimate,” “plan,” “will,” or “expect”, we are making forward-looking statements.  We believe that the assumptions and expectations reflected in such forward-looking statements are reasonable based on information available to us on the date hereof, but we cannot assure you that these assumptions and expectations will prove to have been correct or that we will take any action that we presently may be planning.  We have disclosed certain important factors that could cause our actual future results to differ materially from our current expectation, including a decline in the volume of purchases made by one or a group of our major customers; risks in technology development and commercialization; risks of downturns in economic conditions generally, and in the quick-service sector of the hospitality market specifically; risks associated with government contracts; risks associated with competition and competitive pricing pressures; and risks related to foreign operations.  Forward-looking statements made in connection with this report are necessarily qualified by these factors.  We are not undertaking to update or revise publicly any forward-looking statement if we obtain new information or upon the occurrence of future events or otherwise.

PAR TECHNOLOGY CORPORATION

PART I

Item 1:Business

    PAR Technology Corporation (PAR or the Company) has operations in three distinct business segments: Hospitality, Government, and Logistics Management.

    PAR’s core business is providing technology solutions, including hardware, software and professional/lifecycle support services to organizations and businesses in the global hospitality industries.  The Company continues to be a leading provider of hospitality management technology systems to restaurants (the Quick Service, Fast Casual and Table Service categories make up our Restaurant business, which is conducted through the Company's ParTech, Inc., subsidiary) with over 50,000 systems installed in more than 105 countries.  The Company's PAR Springer-Miller Systems, Inc. (PSMS), subsidiary, provides guest-centric property management solutions to hotels, resorts, spas, casinos, and other hospitality properties worldwide.

    PAR’s government business provides technical expertise in the development of advanced systems for the U.S. Department of Defense and other federal, state, and local governmental organizations.  The Company's development expertise in signal and image processing and management include geospatial intelligence, geographic information systems, and command and control applications.  Additionally, PAR provides information technology and communications support services to the U.S. Department of Defense, providing comprehensive and sophisticated support for communication and network operations worldwide.

      Throughout the Company's history, PAR has transferred technology developed through government-funded research and development to specific commercial applications.  PAR Logistics Management Systems, Inc. (LMS) represents the Company’s most recent example of commercialization of capabilities and products developed initially for government applications.  LMS solutions provide comprehensive, end-to-end monitoring, control, and management of over-the-road trailers and intermodal assets, with a focus on “cold chain” management and the monitoring and control of refrigerated transport assets using long range wireless technology.

    Information concerning the Company’s industry segments for the three years ended December 31, 2010 is set forth in Note 10 to the Consolidated Financial Statements included elsewhere herein.

    The Company’s common stock is traded on the New York Stock Exchange under the symbol “PAR”.  Our corporate headquarters are located at PAR Technology Park, 8383 Seneca Turnpike, New Hartford, New York 13413-4991; telephone number (315) 738-0600.  Our website address is http://www.partech.com.  Through PAR’s website, its Annual Report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K and amendments thereto are available to interested parties, free of charge.  Information contained on our website is not part of this Annual Report on Form 10-K.

    Unless the context otherwise requires, the term  "PAR" or "Company" as used herein, means PAR Technology Corporation and its wholly-owned subsidiaries.

Hospitality Segment

PAR provides information technology solutions to two markets within its Hospitality Segment: Restaurants and Hotel/Resort/Spa.  PAR’s solutions for the Restaurant market combine software applications, an Intel® based hardware platform and installation and lifecycle support services.  PAR’s Restaurant technology offerings include fixed and wireless point-of-sale devices, order-entry terminals, self-service kiosks, kitchen systems utilizing printers and/or video monitors, food safety monitoring tools, front-of-store (point-of-sale) software applications, back office software applications, and enterprise software applications for content management and business intelligence.

As a leading provider of professional services and enterprise business management technology to the Restaurant market, PAR has developed solid long-term relationships with the industry’s three largest organizations, McDonald’s Corporation, Yum! Brands, Inc. and Subway Restaurants.  McDonald’s has over 32,000 restaurants in more than 120 countries, and PAR has been a selected provider of restaurant technology systems and support services to their organization since 1980.  Yum! Brands, which includes Taco Bell, KFC, Pizza Hut, Long John Silver’s and A&W Restaurants chains, has been a PAR customer since 1983.  Yum! Brands has nearly 38,000 units in more than 110 countries and PAR continues to be a major supplier of management technology systems to chains within the Yum! Brands family.  Subway Restaurants recently surpassed McDonald’s in terms of the number of stores with over 33,000 located in 75 countries.   Other significant hospitality chains where PAR is the POS vendor of choice are:  Legal Seafood, Boston Market, CKE Restaurants (including Hardees and Carl’s Jr.), Catalina Restaurant Group, Carnival Cruise Lines, and large franchisees of the above mentioned brands.

In the Hotel/Resort/Spa market, PAR provides hospitality management solutions for a wide range of industry enterprises, including premium city-center hotels, destination spa and golf properties, timeshare properties and high-end resorts worldwide.  High profile properties utilizing PSMS solutions include Boca Raton Resort and Club, Hard Rock Hotel &Casino, Pebble Beach Company and Vail/Beaver Creek Ski Resort.  Substantial chains utilizing our software solutions include Hyatt, Intrawest, Mandarin Oriental Hotel Group, Marriott, Ritz Carlton and Starwood Hotels.

Products

The Company's integrated hospitality management software applications allow its customers to configure their technology systems to meet their order entry, food preparation, inventory, labor and property management coordination needs, while capturing all pertinent data concerning the transactions at the specific location and delivering it throughout the enterprise.  PAR's hospitality management systems are based on more than 30 years of experience and knowledge and in-depth understanding of the hospitality marketplace.  This knowledge and expertise is reflected in innovative solution design, implementation capability and systems integration skills.

Software

The Company’s range of restaurant software products cover the hospitality market with offerings that meet the requirements of large and small operators/corporations alike.  PAR has a family of point-of-sale software that meets the needs of Quick Serve Restaurants (QSR), Fast Casual Restaurants (FC) and Table Service Restaurants (TSR).  Each of these distinctive restaurant types has operating differences and service delivery requirements addressed by PAR’s family of EverServ™ POS software.  In addition to POS software, the PAR EverServ™ family also includes enterprise software solutions, providing restaurant operators back offce functionality and a complete, real-time view of their entire business.

 The Company’s enterprise-enabled solution is built on a service-oriented architecture platform permitting straight forward integration of third party applications as required to meet the ever expanding market requirements.  The solution also features an advanced configuration utility that is used to  remotely configure a vast array of data bases located in geographically distributed restaurants and management offices all connected via both wide area and local area networks. This capability allows PAR's corporate customers to modify, upgrade and control their system operations in their restaurants and regional offices from a central location. This capability removes the requirement for on-site IT support by centralizing complex IT services in a centralized professionally operated environment thereby reducing costs, improving uptime and strengthening security.

For franchisees in the QSR and FC markets, PAR offers a multi-mode POS application containing features and functions such as real-time mirror imaging of critical data, on-line graphical help and interactive diagnostics, all presented with intuitive graphical user interfaces. This application contains an enterprise configuration manager that provides business-wide management of the point-of-sale data, including diverse concept menus, security settings and system parameters.

PAR’s EverServ PixelPoint™ solution is primarily sold to independent restaurants through the Company’s business partner channel. This integrated software solution includes a point-of-sale software application, a wireless ordering capability, an on-line ordering feature, a self-service ordering function, an enterprise management function, and an in-store and enterprise level loyalty and gift card information sharing application.

PAR’s EverServ TSR solution is marketed to table service restaurants both directly and through channel partners. It is designed for the unique restaurant requirement of the table serve market which includes open checks, table side ordering, including payment, and bar/kitchen communications. The solution is based on an SOA architecture and has been designed to allow  application modules to be distributed across a network allowing a variety of configurations (e.g. fat or thin client)  to suit the needs of PAR's customers.

In addition to POS software, PAR offers a number of complementary restaurant technologies.  These include a wireless order-taking and payment capability, an above store reporting software application that utilizes a web-based reporting platform with the latest technology from Microsoft’s .Net® platform.  Additionally, the Company’s back office software allows restaurant owners to control critical food and labor costs using intuitive tools for forecasting, labor scheduling and inventory management.

For the Hotel/Resort/Spa market, PAR’s technology systems provide a seamless user interface to manage all aspects of the guest experience as well as consolidating customer information and history into a central, single database. PAR’s SMS|Host® Hospitality Management System provides a complete set of tools at the fingertips of hotel and spa staff for selling and delivering personalized guest services.  All business functions are seamlessly integrated with the front office, from guest room check-in, to spa appointments, or retail purchases. The SMS|Host product suite, including over 20 seamlessly integrated, guest-centric modules, provides hotel and resort staff with the tools they need to personalize service, anticipate guest needs, and consistently exceed guest expectations.   The SMS|Host module, SMS|Enterprise, enables a chain or management company to instantly create a real-time, single-image consolidation of all details from all locations within a large organization for use as a central information system or as a fully integrated Property Management System(PMS)/Central Reservation System(CRS).

PAR also markets SpaSoft® a stand-alone spa and activity management application.   SpaSoft Spa Management System is designed to satisfy the unique needs of resort spas, day spas, and medi-spas.

Certified by the PCI Security Standards Council as compliant with the latest Payment Application Data Security Standards (PA-DSS), SpaSoft’s unique booking engine, advanced resource inventory, yield management module, scheduling, management and reporting tools assist in the total management of sophisticated hotel/resort spas and day spas.  Because SpaSoft was specifically designed for the needs of the spa industry, it assists the spa staff in providing the individualized, impeccable guest service that their most important clients desire and expect.

Hardware

PAR’s hardware platforms are designed to withstand challenging and harsh hospitality environments, while offering customers proven performance at a cost-conscious price point.  PAR offers hardware designed to be durable, scalable, integrated and highly functional.  PAR’s hardware systems are developed to host the powerful POS software applications in the hospitality industry with open architecture, industry standard components compatible with most operating systems.  The hardware platforms support a distributed processing environment and incorporate an advanced hospitality management technology system, utilizing Intel microprocessors, standard PC expansion slots, Ethernet LAN, standard parallel printer ports, as well as USB video ports.  The Company's POS systems are designed to allow for the integration of a broad range of PAR and third-party peripherals.

Systems Installation and Professional Services

PAR’s ability to offer direct installation, maintenance, and support services is one of the Company’s key differentiators.  PAR works in unison with its customers to identify and address the latest hospitality technology requirements by creating interfaces to equipment, including innovations such as automated cooking and drink-dispensing devices, customer-activated terminals and order display units located inside and outside of the customer’s business site.  The Company provides its systems integration expertise to interface specialized components, such as video monitors, coin dispensers and non-volatile memory for journalizing transaction data, as is required in some international applications.

    PAR employs experienced individuals with diverse hospitality backgrounds in both the Restaurant and Hotel/Resort/Spa markets.  PAR's knowledge and expertise assist customers structure solutions that can be used most effectively in restaurants and hotels, with an emphasis on maximizing return on investment.  In addition, the Company has secured strategic partnerships with third-party organizations to offer a variety of credit, debit and gift card payment options.

    The Company’s Professional Services organization continuously evaluates new technologies and adopts those that allow PAR to provide significant improvements in customers' day-to-day systems. From hand-held wireless devices to advances in internet performance, the technical staff is available for consultation on a wide variety of topics including network infrastructures, system functionality, operating system platforms, and hardware expandability.

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

Maintenance and Service

    The Company offers a wide range of maintenance and support services as part of its total solution for its hospitality markets.  In the North American region, the Company provides comprehensive maintenance and installation services for its software, hardware and systems, as well as those of third parties, utilizing a PAR staffed 24 x 7 central telephone customer support and diagnostic service centers in Boulder, Colorado, and Las Vegas, Nevada.  In addition the Company has service capabilities in Europe, the Middle East, Australia, and Asia.  The Company believes that its ability to address all support and maintenance requirements for a customer's hospitality technology network provides it with a clear competitive advantage.

    The Company maintains a field service network consisting of over 100 locations offering on-site service and repair, as well as depot repair and overnight unit replacements. At the time a hospitality technology system is installed, PAR trains customer employees and managers to ensure efficient and effective use of the system.

    The Company’s service organization utilizes a suite of software applications that allows PAR to demonstrate compelling value to its customers through the utilization of its extensive and ever-growing knowledge base to efficiently diagnose and resolve customer-service issues.  This also enables PAR to compile the kind of in-depth information it needs to identify trends and opportunities.  If an issue arises within the Company’s products (hardware and software), PAR’s customer service management software products allow a service technician to diagnose the problem remotely, thus greatly reducing the need for on-site service calls.  PAR's service organization is further enabled by a sophisticated CRM knowledge base that allows the Company's call center to maintain a profile on each customer’s background, hardware and software details, client service history, and a problem-resolution database.  Analysis of this data allows the Company to optimize customer service by identifying trends in calls and to work with customers to quickly resolve issues.

Sales & Marketing

    Sales in the Restaurant market are often made to corporate chains for which PAR is an approved vendor.  Upon achieving such approved status, marketing efforts are directed to the chain’s franchisees.  Sales efforts are also directed toward franchisees of chains for which the Company is not a selected corporate vendor.

    The Company employs direct sales personnel in several sales groups that concentrate upon both large chain corporate customers and their franchisees.  The Company also utilizes an International Sales Group that markets to major customers with global locations and to international chains that do not have a presence in the United States.  The Company’s Indirect Sales Channel targets the independent restaurant sector and non-foodservice markets such as retail, convenience, amusement parks, movie theaters, cruise lines, spas and other ticketing and entertainment venues, thereby extending PAR’s markets.

    Sales in the Hotel/Resort/Spa market are coordinated by direct sales teams.  The Domestic Sales Group targets independent, business class and luxury hotels, resorts and spas in the United States, Canada and the Caribbean, while the International Sales Group targets independent hotels and resorts outside of the United States.  The Corporate Accounts Sales Group works with high profile corporate and chain clients such as Mandarin Oriental Hotel Group, Destination Hotels and Resorts and West Paces Hotel Group.  The Company’s Installed Accounts Sales Group works solely with clients who have already installed the SMS|Host product suite.  The Business Development group focuses on proactive identification of and initial penetration into new business channels for the SMS|Host and SpaSoft product lines worldwide.

Competition

    The competitive landscape in the hospitality market is driven primarily by functionality, reliability, quality, pricing, service and support.  The Company believes that its principal competitive advantages include its focus on an integrated technology solution offering, advanced development capabilities, in-depth industry knowledge and expertise, excellent product reliability, a direct sales force organization, world class support and quick service response.  The markets in which the Company transacts business are highly competitive.  Most of our major customers have approved several suppliers who offer some form of sophisticated hospitality technology system similar to that of the Company. Major competitors include IBM Corporation, Micros Systems, Inc., NCR Corporation, Panasonic Corporation, and Radiant Systems, Inc.

Backlog

    Due to the nature of the hospitality business, backlog is not significant at any point in time.  The Hospitality segment orders are generally of a short-term nature and are usually booked and shipped in the same fiscal year.

Research and Development

    The highly technical nature of the Company’s hospitality products requires a significant and continuous research and development effort.  Ongoing product research and quality development efforts are an integral part of all activities within the Company.  Functional and technical enhancements are actively being made to our products to increase customer satisfaction and maintain the high caliber of our software.  Research and development expenses were approximately $15,853,000 in 2010, $13,618,000 in 2009, and $15,036,000 in 2008.  The Company capitalizes certain software costs in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic No. 985.  See Note 1 to the Consolidated Financial Statements included in Item 15 for further discussion.

Manufacturing and Suppliers

    The Company sources and/or assembles some of its products from standard electronic components, fabricated parts such as printed circuit boards, and mechanical components.  Many assemblies and components are manufactured by third parties to the Company’s specifications.  The Company depends on outside suppliers for the continued availability of its assemblies and components.  Although most items are generally available from a number of different suppliers, the Company purchases certain final assemblies and components from single sources.  Items purchased from single sources include certain POS devices, peripherals, custom molded and tooled components, and electronic components.  If such a supplier should cease to supply an item, the Company believes that new sources could be found to provide the components.  However, added cost and manufacturing delays could result and adversely affect the business of the Company.  The Company has not experienced significant delays of this nature in the past, but there can be no assurance that delays in delivery due to supply shortages will not occur in the future.

Intellectual Property

    The Company owns or has rights to certain patents, copyrights and trademarks, but believes none of these intellectual property rights provides a material competitive advantage.  The Company relies upon non-disclosure agreements, license agreements and applicable domestic and foreign patent, copyright and trademark laws for protection of its intellectual property.  To the extent such protective measures are unsuccessful, or the Company needs to enter into protracted litigation to enforce such rights, the Company’s business could be adversely impacted.  Similarly, there is no assurance that the Company’s products will not become the subject of a third-party claim of infringement or misappropriation.  To the extent such claims result in costly litigation or force the Company to enter into royalty or license agreements, rather than enter into a prolonged dispute, the Company’s business could be adversely impacted.  The Company also licenses certain third-party software with its products.  While the Company has maintained a strong relationship with its licensors, there is no assurance that such relationships will continue or that the licenses will be continued under fees and terms acceptable to the Company.

Government Segment

    The Company operates two wholly-owned subsidiaries within the Government segment, PAR Government Systems Corporation (PGSC) and Rome Research Corporation (RRC).  PGSC and RRC provide advanced technology engineering and technical services to the U.S. Department of Defense and other federal, state and local government organizations.  PGSC delivers development expertise in signal and image processing and management, to include geospatial intelligence, geographic information systems, and command and control applications.  PGSC’s offerings cover the entire development cycle for government systems, including requirements analysis, design specification, development, implementation, installation, test and evaluation.

    The Company's RRC subsidiary is a government technical services contractor specializing in operations and maintenance of strategic communication facilities, sophisticated support for information technology and network operations, and facility support systems.  RRC is one of the preferred communications service providers for the U.S. Navy and is responsible for providing personnel support at 70% of the U.S. Navy’s major communication stations worldwide.  Since 1992, RRC has expanded its domain expertise through the award and execution of several communications services contracts.  In total, RRC’s span of operational control currently provides critical communications services at 21 U.S. military and federal government facilities worldwide.

    PAR’s Government segment pursues businesses in four service areas:

Communications Systems Support:   The Company provides a wide range of technical and support services to sustain mission critical components of the Department of Defense Global Information Grid (GIG).  These services include continuous operations, system enhancements and maintenance of very low frequency (VLF), high frequency (HF) and very high frequency (VHF) radio transmitter/receiver facilities, and extremely high frequency (EHF) and super high frequency (SHF) satellite communication heavy earth terminal facilities.  These Department of Defense communications systems services are provided at customer locations in and outside of the continental United States.  The various facilities, operating 24 x 7, are integral to the command and control of the nation’s air, land and naval forces and those of United States coalition allies.

Intelligence, Surveillance and Reconnaissance (ISR): The Company provides training to deployed troops on the use of Full Motion Video (FMV) technologies. PAR also performs system engineering studies for the planning, collection, and interoperability of FMV from Unmanned Aerial Systems (UAS) and has developed and deployed its GV3.0 imagery viewer product with over 28,000 licenses registered.  Furthermore, PAR has developed encryption and watermarking technology, called Vector Lock, for management of high value Geographic Information System (GIS) information.

Systems Engineering & Evaluation: The Company develops, integrates, and tests Electro-Optical (EO), Infrared (IR), and multi/hyper-spectral sensor systems for a broad range of government and industry surveillance applications. PAR developed the Multi-mission Advanced Sensor System (MASS) which assists with counter-terrorism, first responder, environmental, and drug enforcement applications. In addition, the Company designs and integrates radar sensor systems including experimentation, demonstration, and test support.

Information Systems: The Company provides technical expertise to support the government's information management systems, primarily net-centric information technology services in support of Department of Defense customers.  This on-site support includes infrastructure sustainment, configuration management, system staging, information assurance and network security tasks.

Government Contracts

    The Company performs work for U.S. Government agencies under firm fixed-price, cost-plus-fixed-fee and time-and-material contracts.  The majority of these contracts have a period of performance of one to five years.  There are several risks associated with Government contracting.  For instance, contracts may be reduced in size, scope and value, as well as modified, delayed and/or cancelled upon the Government's requests, budgets, policies and/or changes in regulations.  Contracts can also be terminated for the convenience of the Government at any time the Government believes that such termination would be in its best interests.  In this circumstance, the Company is entitled to receive payments for its allowable costs and, in general, a proportionate share of its fee or profit for the work actually performed.  The Company may also perform work prior to formal authorization or prior to adjustment of the contract price for increased work scope, change orders and other funding adjustments.  Additionally, the Defense Contract Audit Agency regularly audits the books and records of the Company.  Such audits can result in adjustments to contract costs and fees.  Audits have been completed through the Company’s fiscal year 2006 and have not resulted in any material adjustments.

Marketing and Competition

    Contracts are obtained principally through competitive proposals in response to solicitations from government organizations and prime contractors.  In addition, the Company sometimes obtains contracts by submitting unsolicited proposals.  Although the Company believes it is well positioned in its business areas, competition for Government contracts is intense.  Many of the Company’s competitors are major corporations, or subsidiaries thereof, that are significantly larger and have substantially greater financial resources.  The Company also competes with many smaller companies that target particular segments of the government contract market.  The principal competitive factors are past performance, the ability to perform the statement of work, price, technological capabilities, management capabilities and service.  Many of the Company’s Department of Defense customers are now migrating to commercial software standards, applications, and solutions.

Backlog

    The dollar value of existing Government contracts at December 31, 2010, net of amounts relating to work performed to that date, was approximately $157,800,000, of which $34,200,000 was funded.  At December 31, 2009, the comparable amount was approximately $190,000,000, of which $33,600,000 was funded.  Funded amounts represent those amounts committed under contract by Government agencies and prime contractors.  The December 31, 2010 Government contract backlog of $157,800,000 represents firm, existing contracts.  Approximately $58,300,000 of this amount is expected to be completed in calendar year 2011, as funding is committed.

Logistics Management Segment

    LMS focuses on the transportation sector, providing comprehensive, end-to-end monitoring, control, and management of over-the-road trailers and intermodal assets. LMS has a particular focus on cold chain management and the monitoring and control of refrigerated transport assets using long range wireless technology. Utilizing GPS, cellular, satellite, wireless, and internet hosting technology, LMS solutions include web based reporting for stakeholders to improve asset utilization while protecting against cargo theft and spoilage.

Products

    LMS began in 1998 as a joint program between PAR and the US Department of Transportation. Working from proven tracking technologies for chassis, gensets (i.e. electrical generators) and port management, LMS developed a tracking system for intermodal and over-the-road asset management, specifically, an entire system solution that tracks and monitors intermodal containers throughout the supply chain cycle, providing timely and accurate information on container and cargo status and location.

    LMS solutions enable optimal business efficiencies, increased asset utilization, repositioning mitigation, and substantially reduce asset write-offs and manual yard counts of chassis, refrigeration units, containers and gensets.  Through increased asset visibility and management, the LMS system allows shipping, rail, and leasing companies to decrease their fleet sizes of chassis, gensets, refrigeration units and containers. Mitigation and control of inefficient intermodal assets streamlines the supply chain, improves investment returns, and yields significant benefits to the management of critical seaport real estate.

Marketing and Competition

    The LMS solutions provide comprehensive, end-to-end monitoring, control, and management of over-the-road trailers and intermodal assets.  Accordingly, LMS’ many commercial customers include companies owning or leasing such assets including Target, Chiquita, Ryder, C.R. England, J.B. Hunt, Hapag-Lloyd, Golden State Foods and Martin-Brower.  LMS has a particular focus on cold chain management and the monitoring and control of refrigerated transport assets using long range wireless technology.   The market in which the Company serves is subject to competition.  Major competitors include ORBCOMM, Inc. and SkyBitz.

Employees

    As of December 31, 2010, the Company had 1,538 employees, approximately 56% of whom were engaged in the Company’s Hospitality segment, 39% of whom were in the Government segment, and the remainder were corporate employees and employees of the Company’s Logistics Management segment.

    Due to the highly technical nature of the Company’s business, the Company’s future can be significantly influenced by its ability to attract and retain its technical staff.  The Company believes that it will be able to fulfill its near-term needs for technical staff.

    Approximately 15% of the Company’s employees are covered by collective bargaining agreements.  The Company considers its employee relations to be good.

Exchange Certifications

    The certification of the CEO of PAR required by Section 303A.12(a) of the New York Stock Exchange (NYSE) Listed Company Manual, relating to PAR's compliance with the NYSE's corporate governance listing standards, was submitted to the NYSE on June 22, 2010 with no qualifications.

Item 1A:Risk Factors

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

Our future operating results are difficult to predict and are subject to fluctuations.

    Our future operating results, including revenues, gross margins, operating expenses and net income (loss), have fluctuated on a quarterly and annual basis, are difficult to predict, and may be materially affected by a number of factors, many of which are beyond our control, including:

•	the effects of adverse economic conditions in the United States and international markets, especially in light of the continued challenges in global credit and financial markets;

•	changes in customer demand for our products;

•	the timing of our new product announcements or introductions, as well as those by our competitors;

•	the level of demand and purchase orders from our customers, and our ability to adjust to changes in demand and purchase order patterns;

•	the ability of our third party suppliers, subcontractors and manufactures to supply us with sufficient quantities of high quality products or components, on a timely basis;

•	the effectiveness of our efforts to reduce product costs and manage operating expenses;

•	the ability to hire, retain and motivate qualified employees to meet the demands of our customers;

•	intellectual property disputes;

•	potential significant litigation-related costs;

•	costs related to compliance with increasing worldwide environmental and other regulations; and

•	the effects of public health emergencies, natural disasters, security risk, terrorist activities, international conflicts and other events beyond our control.

    As a result of these and other factors, there can be no assurance that the Company will not experience significant fluctuations in future operating results on a quarterly or annual basis.  In addition, if our operating results do not meet the expectations of investors, the market price of our common stock may decline.

Our stock price has been volatile and may fluctuate in the future.

    The trading price of our common stock has and may continue to fluctuate significantly.  Such fluctuations may be influenced by many factors, including:

•	the recent unprecedented volatility of the financial markets;

•	uncertainty regarding the prospects of domestic and foreign economies;

•	uncertainty regarding domestic and international political conditions, including tax policies;

•	our performance and prospects;

•	the performance and prospects of our major customers;

•	investor perception of our company and the industry in which we operate;

•	the limited availability of earnings estimates and supporting research by investment analysts;

•	the liquidity of the market for our common stock; and

•	the concentration of ownership of our common stock by Dr. Sammon, our Chairman of the Board and Chief Executive Officer.

    Public stock markets have recently experienced extreme price and trading volume volatility.  This volatility significantly and negatively affected the market prices of securities of many technology companies and the return of such volatility could result in broad market fluctuations that could materially and adversely affect the market price of our common stock for indefinite periods.  In addition, fluctuations in our stock price, volume of shares traded, and changes in our trading multiples may make our stock attractive to certain categories of investors who often shift funds into and out of stocks rapidly, exacerbating price fluctuations in either direction.

A decline in the volume of purchases made by any one of the company’s major customers would materially adversely affect our business.

    A small number of related customers have historically accounted for a majority of the Company’s net revenues in any given fiscal period.  For each of the fiscal years ended December 31, 2010, 2009 and 2008, aggregate sales to our top two Hospitality segment customers, McDonald’s and Yum! Brands, amounted to 45%, 38% and 40% of total revenues, respectively.  Most of the Company’s customers are not obligated to provide us with any minimum level of future purchases or with binding forecasts of product purchases for any future period.  In addition, major customers may elect to delay or otherwise change the timing of orders in a manner that could adversely affect the Company’s quarterly and annual results of operations.  There can be no assurance that our current customers will continue to place orders with us, or that we will be able to obtain orders from new customers.

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

    For the fiscal years ended December 31, 2010, 2009 and 2008, we derived 70%, 63% and 68%, respectively, of our total revenues from the hospitality industry, primarily the quick service restaurant marketplace.  Consequently, our hospitality technology product sales are dependent in large part on the health of the hospitality industry, which in turn is dependent on the domestic and international economy, as well as factors such as consumer buying preferences and weather conditions.  Instabilities or downturns in the hospitality market could disproportionately impact our revenues, as clients may either exit the industry or delay, cancel or reduce planned expenditures for our products.  Although we believe we can succeed in the quick service restaurant sector of the hospitality industry in a competitive environment, given the cyclical nature of that industry there can be no assurance that our profitability and growth will continue.

We derive a portion of our revenue from government contracts, which contain provisions unique to public sector customers, including the government’s right to modify or terminate these contracts at any time.

    For the fiscal years ended December 31, 2010, 2009 and 2008, we derived 28%, 34% and 32%, respectively, of our total revenues from contracts to provide technical expertise to government organizations and prime contractors.  In any year, the majority of our government contracting activity is associated with the U.S. Department of Defense.  Contracts with the U.S. Government typically provide that such contracts are terminable at the convenience of the U.S. Government.  If the U.S. Government terminated a contract on this basis, we would be entitled to receive payment for our allowable costs and, in general, a proportionate share of our fee or profit for work actually performed.  Most U.S. Government contracts are also subject to modification or termination in the event of changes in funding.  As such, we may perform work prior to formal authorization, or the contract prices may be adjusted for changes in scope of work.  Termination or modification of a substantial number of our U.S. Government contracts could have a material adverse effect on our business, financial condition and results of operations.

    We perform work for various U.S. Government agencies and departments pursuant to fixed-price, cost-plus fixed fee and time-and-material prime contracts and subcontracts.  Approximately 75% of the revenue that we derived from government contracts for the year ended December 31, 2010 came from fixed-price or time-and-material contracts.  The balance of the revenue that we derived from Government contracts in 2010 primarily came from cost-plus fixed fee contracts.  Most of our contracts are for one-year to five-year terms.

    While fixed-price contracts allow us to benefit from cost savings, they also expose us to the risk of cost overruns.  If the initial estimates we use for calculating the contract price are incorrect, we can incur losses on those contracts.  In addition, some of our governmental contracts have provisions relating to cost controls and audit rights and if we fail to meet the terms specified in those contracts, then we may not realize their full benefits.  Lower earnings caused by cost overruns would have an adverse effect on our financial results.

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

    Several competing suppliers offer hospitality management systems similar to ours.  Some of these competitors are larger than PAR and have access to substantially greater financial and other resources and, consequently, may be able to obtain more favorable terms than we can for components and subassemblies incorporated into these hospitality technology products.  The rapid rate of technological change in the Hospitality segment makes it likely that we will face competition from new products designed by companies not currently competing with us.  These new products may have features not currently available from us.  We believe that our competitive ability depends on our total solution offering, our experience in the industry, our product development and systems integration capability, our direct sales force and our customer service organization.  There is no assurance, however, that we will be able to compete effectively in the hospitality technology market in the future.

    Our government contracting business has been focused on niche offerings, reflecting our expertise, primarily in the areas of Communications Systems Support, Intelligence, Surveillance and Reconnaissance (ISR), Systems Engineering & Evaluation and Information Systems services.  Many of our competitors are larger and have substantially greater financial resources and broader capabilities in information technology.  We also compete with smaller companies that target particular segments of the government market and may have superior capabilities in a particular segment.  These companies may be better positioned to obtain contracts through competitive proposals.  Consequently, there are no assurances that we will continue to win Government contracts as a direct contractor or indirect subcontractor.

we may not be able to meet the unique operational, legal and financial challenges that relate to our international operations, which may limit the growth of our business.

    For the fiscal years ended December 31, 2010, 2009 and 2008, our net revenues from sales outside the United States were 11%, 11% and 12%, respectively, of the Company’s total revenues.  We anticipate that international sales will continue to account for a significant portion of sales.  We intend to continue to expand our operations outside the United States and to enter additional international markets, which will require significant management attention and financial resources.  Our operating results are subject to the risks inherent in international sales, including, but not limited to, regulatory requirements, political and economic changes and disruptions, geopolitical disputes and war, transportation delays, difficulties in staffing and managing foreign sales operations, and potentially adverse tax consequences.  In addition, fluctuations in exchange rates may render our products less competitive relative to local product offerings, or could result in foreign exchange losses, depending upon the currency in which we sell our products.  There can be no assurance that these factors will not have a material adverse affect on our future international sales and, consequently, on our operating results.

a significant portion of our total assets consists of goodwill and identifiable intangible assets, which are subject to a periodic impairment analysis, and a significant impairment determination in any future period could have an adverse effect on our results of operations even without a significant loss of revenue or increase in cash expenses attributable to such period.

    We have goodwill and identifiable intangible assets at December 31, 2010 totaling approximately $26.9 million and $10.4 million, respectively, resulting primarily from business acquisitions.  The Company tests goodwill for impairment annually or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We describe the impairment testing process more thoroughly in our Annual Report on Form 10-K in Item 7 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations -Critical Accounting Policies.” If we determine that an impairment has occurred at any point in time, we will be required to reduce goodwill or identifiable intangible assets on our balance sheet.

Item 2:Properties

    The following are the principal facilities (by square footage) of the Company:

Location	Industry Segment	Floor Area Principal Operations	Number of Sq. Ft.
New Hartford, NY	Hospitality Government Logistics Management	Principal executive offices, manufacturing, research and development laboratories, computing facilities	140,850
Rome, NY	Government	Research and development	31,900
Stowe, VT	Hospitality	Sales, service and research and development	21,300
Boulder, CO	Hospitality	Service	20,500
Boca Raton, FL	Hospitality	Research and development	14,900
Sydney, Australia	Hospitality	Sales and service	14,000
Las Vegas, NV	Hospitality	Service	12,000
Vaughn, Canada	Hospitality	Sales, service and research and development	10,000
Toronto, Canada	Hospitality	Sales, service and research and development	7,700

    The Company’s headquarters and principal business facility is located in New Hartford, New York, which is near Utica, in central New York State.

    The Company owns its principal facility and adjacent space in New Hartford.  All of the other facilities are leased for varying terms.  Substantially all of the Company’s facilities are fully utilized, well maintained, and suitable for use.  The Company believes its present and planned facilities and equipment are adequate to service its current and immediately foreseeable business needs.

Item 3:Legal Proceedings

    The Company is subject to legal proceedings which arise in the ordinary course of business.   In the opinion of management, the ultimate liability, if any, with respect to these actions will not materially affect the financial position, results of operations or cash flows of the Company.

Item 4:RESERVED

PART II

Item 5:Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

    The Company’s Common Stock, par value $.02 per share, trades on the New York Stock Exchange (NYSE symbol - PAR).  At December 31, 2010, there were approximately 437 owners of record of the Company’s Common Stock, plus those owners whose stock certificates are held by brokers.

    The following table shows the high and low stock prices for the two years ended December 31, 2010 as reported by New York Stock Exchange:

	2010		2009
Period	Low	High	Low	High

First Quarter	$5.30	$6.33	$3.74	$6.03
Second Quarter	$5.14	$7.28	$4.84	$7.23
Third Quarter	$4.69	$6.20	$5.00	$7.24
Fourth Quarter	$5.24	$6.92	$5.26	$6.59

    The Company has not paid cash dividends on its Common Stock, and its Board of Directors presently intends to continue to retain earnings for reinvestment in growth opportunities.  Accordingly, it is anticipated that no cash dividends will be paid in the foreseeable future.

Item 6:Selected Financial Data

SELECTED CONSOLIDATED STATEMENT OF INCOME DATA
(In thousands, except per share amounts)

    The following selected historical consolidated financial data should be read in conjunction with the Consolidated Financial Statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

	Year ended December 31,
	2010	2009	2008	2007	2006
Net revenues	$239,939	$223,048	$232,687	$209,484	$208,667
Cost of sales	$177,310	$177,573	$175,237	$157,576	$153,158
Gross margin	$62,629	$45,475	$57,450	$51,908	$55,509
Selling, general & administrative	$40,794	$36,207	$36,790	$37,517	$33,440
(Provision) benefit for income taxes	$(1,000)	$1,314	$(1,358)	$1,497	$(3,146)
Net income (loss)	$3,123	$(5,186)	$2,217	$(2,708)	$5,721
Basic earnings (loss) per share	$.21	$(.36)	$.15	$(.19)	$.40
Diluted earnings (loss) per share	$.21	$(.36)	$.15	$(.19)	$.39

SELECTED CONSOLIDATED BALANCE SHEET DATA
(In thousands)

	December 31,
	2010	2009	2008	2007	2006
Current assets	$97,943	$92,916	$110,038	$97,879	$95,453
Current liabilities	$52,057	$46,201	$59,969	$52,284	$46,473
Total assets	$144,285	$136,103	$153,988	$146,518	$142,258
Long-term debt	$2,744	$4,455	$5,852	$6,932	$7,708
Shareholders’ equity	$86,759	$83,235	$86,257	$84,987	$86,083

    The selected consolidated financial statement data summarized above is reflective of certain business acquisitions.

Item 7:Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

    This document contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934.  Any statements in this document that do not describe historical facts are forward-looking statements.  Forward-looking statements in this document (including forward-looking statements regarding the continued health of segments of the hospitality industry, future information technology outsourcing opportunities, an expected increase or decrease in contract funding by the U.S. Government, the impact of current world events on our results of operations, the effects of inflation on our margins, and the effects of interest rate and foreign currency fluctuations on our results of operations) are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  When we use words such as “intend,” “anticipate,” “believe,” “estimate,” “plan,” “will,” or “expect”, we are making forward-looking statements.  We believe that the assumptions and expectations reflected in such forward-looking statements are reasonable based on information available to us on the date hereof, but we cannot assure you that these assumptions and expectations will prove to have been correct or that we will take any action that we presently may be planning.  We have disclosed certain important factors that could cause our actual future results to differ materially from our current expectations, including a decline in the volume of purchases made by one or a group of our major customers; risks in technology development and commercialization; risks of downturns in economic conditions generally, and in the quick-service sector of the hospitality market specifically; risks associated with government contracts; risks associated with competition and competitive pricing pressures; and risks related to foreign operations.  Forward-looking statements made in connection with this report are necessarily qualified by these factors.  We are not undertaking to update or revise publicly any forward-looking statements if we obtain new information or upon the occurrence of future events or otherwise.

Overview

    PAR’s technology solutions for the Hospitality segment feature software, hardware and professional/lifecycle support services tailored for the needs of restaurants, luxury hotels, resorts and spas, casinos, cruise lines, movie theatres, theme parks and specialty retailers.  We provide technical expertise in the contract development of advanced systems and software solutions for the U.S. Department of Defense and other federal, state, and local governmental organizations.  We also provide information technology and communications support services to the U.S. Department of Defense, delivering comprehensive and sophisticated support for communication and network operations worldwide.  PAR also provides innovative asset monitoring and tracking systems for customers in the road, rail, and transit markets by providing advanced integrated solutions for all types of refrigerated and dry assets.

    The Company’s products sold in the Hospitality segment are utilized in a range of applications by thousands of customers.  The Company faces competition across all of its markets within the Hospitality segment, competing primarily on the basis of product design, features and functionality, quality and reliability, price, customer service, and delivery capability.  PAR’s global infrastructure and reach as a technology solutions provider to hospitality customers is an important competitive advantage, as it allows the Company to provide innovative systems, with significant global deployment capability to its multinational customers such as McDonald’s, Yum! Brands, CKE Restaurants and the Mandarin Oriental Hotel Group.  PAR’s continuing strategy is to provide complete integrated technology solutions and services with excellent customer service in the markets in which it participates.  The Company conducts its research and development efforts to create innovative technology offerings that meet and exceed our customers’ requirements and also has high probability for broader market appeal and success.

    The Company is focused on expanding three distinct parts of its Hospitality businesses.  First, the Company is making significant investments in developing next generation software for its luxury hotel and restaurant markets.  Second, the Company continues to work on building a more robust and extensive distribution channel.  Lastly, as the Company’s customers continue to expand in international markets, particularly in Asia and the Pacific Rim, PAR has created an international infrastructure focused on that region.

    Approximately 28% of the Company’s revenues are generated by its government business. The operational performance of PAR’s Government segment has translated into consistently winning new contracts, extended contracts, and renewed contracts.  PAR provides its clients the technical expertise necessary to operate and maintain complex technology systems utilized by government organizations.

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

Results of Operations — 2010 Compared to 2009

    The Company reported revenues of $239.9 million for the year ended December 31, 2010,  An increase of 8% from the $223 million reported for the year ended December 31, 2009.  The Company’s net income for the year ended December 31, 2010 was $3.1million, or $0.21 earnings per diluted share, compared to a net loss of $5.2 million, or $0.36 loss per diluted share for the same period in 2009.

    Product revenues for the year ended December 31, 2010 were $101.4 million, an increase of 40% from the $72.6 million recorded in 2009.  This increase was primarily attributable to an increase in sales to a major restaurant customer in fulfillment of a large technology upgrade program being executed by that customer.  In addition to this increase, sales through the Company’s dealer channel have increased significantly as compared to 2009.  A 27% increase in international product revenue during the year further contributed to growth in 2010.

    Customer service revenues primarily include installation, software maintenance, training, twenty-four hour help desk support and various depot and on-site service options.  Customer service revenues were $71.9 million for the year ended December 31, 2010, a 3% decrease from $74 million reported for the same period in 2009.  This decrease is mostly attributable to a decrease in installation and field service revenue as a result of the completion of a specific initiative with a major customer in 2009.  These decreases were partially offset by increases in revenue from professional services within the Restaurant business, as well as service revenue associated with the Company’s Logistics Management business.

    Government contract revenues were $66.6 million for the year ended December 31, 2010, a decrease of 13% when compared to the $76.4 million recorded in the same period in 2009.  This decrease was due to the completion of certain contracts in 2010 as well as a reduction in pass through revenue that occurred in 2009 but did not recur in 2010.

    Product margins for the year ended December 31, 2010 were 34.4%, an increase from the 32.5% for the year ended December 31, 2009.  This improvement was primarily the result of an improved product mix resulting from an increase in the volume of terminals sold relative to related peripherals, as well as various cost reduction and efficiency improvement efforts implemented across the Company’s Restaurant and Hotel/Resort/Spa businesses.  Additionally, 2009 product margin was unfavorably impacted by a charge of $944,000 recorded relative to a non-recurring write-down of inventory associated with discontinued product lines due to a change in customer requirements.

    Customer service margins were 32.7% for the year ended December 31, 2010 compared to 23.8% for the same period in 2009.  A significant contributor to this variance was a non-recurring charge of $4.5 million recorded in 2009 primarily associated with the write down of service inventory related to discontinued products as a response to certain major customers announcing their initiative to accelerate planned upgrades of their POS systems.  Exclusive of the aforementioned charge, fiscal year 2009 service margins were 29.9% versus 32.7% in the current year.  This improvement is the result of cost reduction efforts in the Company’s luxury hotel, resort and spa software business as well as improvements in international service margins resulting from the execution of various cost reduction strategies.

    Government contract margins were 6.4% for the year ended December 31, 2010, an increase from 5.5% for the same period in 2009.  This increase was due to a reduction in low margin pass through revenue that occurred in 2009 but did not recur in 2010, as well as improved margins associated with contract completions in 2010.  The most significant components of contract costs in 2010 and 2009 were labor and fringe benefits.  For 2010, labor and fringe benefits were $48.4 million or 78% of contract costs compared to $52.4 million or 73% of contract costs for the same period in 2009.

    Consolidated selling, general and administrative expenses for the year ended December 31, 2010 were $40.8 million, an increase of 13% from the $36.2 million expense for the same period in 2009.  Of this increase, $2.8 million is associated with an increase in restaurant sales and marketing expense attributable to the increase in revenue.  Increases also relate to the Company’s continued investment in its luxury hotel, resort and spa software and Logistics Management businesses.  These increases were partially offset by a decline in stock-based compensation expense.

    Consolidated research and development expenses were $17.1 million for the year ended December 31, 2010, an increase of 20% from the $14.2 million recorded in 2009.  The increase was the result of increased research and development expenditures in support of the Company’s luxury hotel, resort and spa software business as well as the continued investment in its Logistics Management business.  These increases were partially offset by cost reductions achieved in outsourcing through strategic relationships.

    Amortization of identifiable intangible assets was $939,000 for the year ended December 31, 2010 compared to $1.3 million for 2009.  This decrease was due to certain intangible assets becoming fully amortized during 2010.

    Other income, net, was $640,000 for the year ended December 31, 2010 compared to $165,000 for the same period in 2009.  Other income primarily includes rental income, income from the sale of certain assets, finance charges and foreign currency gains and losses.  The increase is primarily due to an increase in finance charge income related to a specific outstanding receivable collected during the year as well as a gain on the sale of certain assets.

    Interest expense represents interest charged on the Company’s short-term borrowing requirements from banks and from long-term debt.  Interest expense was $352,000 for the year ended December 31, 2010 as compared to $400,000 in 2009.  The Company experienced lower average borrowings in 2010 when compared to 2009.  The Company also recognized a decrease in interest expense of $115,000 related to its interest rate swap agreement.

    For the year ended December 31, 2010, the Company’s effective income tax rate was 24.3%, compared to an effective income tax benefit of 20.2% in 2009.  The variance from the federal statutory rate in 2010 is primarily due to the benefit derived from certain federal tax credits as well as the exclusion of certain foreign income from U.S. taxable income that was taxed by the local jurisdiction at a rate lower than the federal statutory rate.  The variance from the federal statutory rate in 2009 was primarily the result of the establishment of a valuation allowance related to certain deferred tax assets, which decreased the tax benefit.

Results of Operations  —  2009 Compared to 2008

    The Company reported revenues of $223 million for the year ended December 31, 2009, a decrease of 4% from the $232.7 million reported for the year ended December 31, 2008.  The Company’s net loss for the year ended December 31, 2009 was $5.2 million, or $0.36 loss per diluted share, compared to a net income of $2.2 million, or $0.15 earnings per diluted share for the same period in 2008.  The results of 2009 include pre-tax non-recurring charges of $6.5 million.  Of this amount, approximately $5.3 million was a non-cash charge related to the write-down of certain inventory associated with discontinued products.  The remaining $1.2 million cash charge was related to personnel actions.  In addition to the above charges, the 2009 results include a charge of $1.4 million related to the establishment of a valuation allowance for certain deferred tax assets.

    Product revenues for the year ended December 31, 2009 were $72.6 million, a decrease of 11% from the $81.8 million recorded in 2008.  This decrease was primarily due to a reduction in sales to certain restaurant concepts as new store rollouts that occurred in 2008 did not recur in 2009, partially offset by an increase in sales to a new account.  In addition, sales in the Company’s luxury hotel resort and spa software business experienced a decline in 2009.  These decreases were further offset by an increase in sales of the Company’s Logistics Management products to several commercial customers.

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

    Government contract revenues were $76.4 million for the year ended December 31, 2009, an increase of 1% when compared to the $75.5 million recorded in the same period in 2008.    This increase is the result of various new contract wins, partially offset by the completion of multiple contracts during 2009.

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

    Government contract margins were 5.5% for the year ended December 31, 2009, unchanged from 5.5% for the same period in 2008.  The most significant components of contract costs in 2009 and 2008 were labor and fringe benefits.  For 2009, labor and fringe benefits were $52.4 million or 73% of contract costs compared to $53.7 million or 75% of contract costs for the same period in 2008.

    Consolidated selling, general and administrative expenses for the year ended December 31, 2009 were $36.2 million, a decrease of 2% from the $36.8 million expense for the same period in 2008.  The decrease was primarily due to a reduction in sales personnel in the Company’s restaurant and hotel and spa businesses, partially offset by increases in the Company’s Logistics Management business as well as non-recurring costs of $500,000 associated with personnel actions related to cost reduction initiatives executed during 2009.

    Consolidated research and development expenses were $14.2 million for the year ended December 31, 2009, a decrease of 7% from the $15.3 million recorded in 2008.  This decline was primarily attributable to cost reductions achieved in outsourcing through strategic relationships, which was partially offset by the Company’s continued investment in its Logistics Management business as well as non-recurring costs of $500,000 associated with personnel actions related to cost reduction initiatives executed during 2009.

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

Liquidity and Capital Resources

    The Company’s primary sources of liquidity have been cash flow from operations and lines of credit with various commercial banks.  Cash provided by operations was $12.4 million for the year ended December 31, 2010 compared to cash provided by operations of $7.1 million for 2009.  In 2010, cash benefited primarily by the Company’s operating results, an increase in accounts payable commensurate with the timing of payments to vendors as well as a decrease in accounts receivable resulting from improved collection efforts.  These cash flow benefits were partially offset by an increase in inventory resulting from the anticipation of expected requirements in 2011.  In 2009, cash flows benefited from the reduction of accounts receivable, which was the result of improved collection efforts implemented in 2009, combined with an overall decrease in accounts receivable commensurate with the decrease in revenue as compared to the prior fiscal year.  Cash flow was adversely impacted by the reduction in customer deposits from fiscal year 2008 primarily attributable to a significant advance payment received from a Restaurant customer in the fourth quarter of fiscal 2008 that did not recur in 2009.

    Cash used in investing activities was $6 million for the year ended December 31, 2010, versus $2.2 million for the same period in 2009.  In 2010, capital expenditures were $3.8 million and were primarily related to the Company’s acquisition of certain technology components to complement its next generation enterprise solution for its Restaurant business.  Capitalized software costs relating to software development of Hospitality segment products were $2.1 million, an increase from the prior year as a result of investment in the Company’s luxury hotel, resort and spa software.  In 2009, capital expenditures were $1.3 million and were primarily for manufacturing and computer equipment.  Capitalized software costs relating to software development of Hospitality segment products were $845,000 in 2009.

    Cash used in financing activities was $3.2 million for the year ended December 31, 2010, versus cash used in financing of $7.3 million in 2009.  In 2010, the Company decreased its short term borrowings by $2 million as a result of its favorable operating cash flow and decreased its long term debt by $1.4 million in accordance with the related payment schedule.  The Company also benefited $551,000 from the exercise of employee stock options.  Lastly, the Company purchased $323,000 of treasury stock in 2010.  In 2009, the Company decreased its short-term borrowings by $6.8 million and decreased its long-term debt by $1.1 million.  The Company also benefited $547,000 from the exercise of employee stock options.

    The Company has an existing credit agreement containing a borrowing availability up to $20 million in the form of a line of credit.  This agreement allows the Company, at its option, to borrow funds at the LIBOR rate plus the applicable interest rate spread (1.27% at December 31, 2010) or at the bank’s prime lending rate (3.25% at December 31, 2010).  This agreement expires in June 2011.  At December 31, 2010, the Company did not have any balance outstanding on this credit agreement.  The weighted average interest rate paid by the Company was 2.4% during 2010.  This agreement contains certain loan covenants including leverage and fixed charge coverage ratios.  The Company is in compliance with these covenants at December 31, 2010.  This credit facility is secured by certain assets of the Company.

    The Company borrowed $6 million under an unsecured term loan agreement, executed as an amendment to one of its then bank line of credit agreements, in connection with a prior business acquisition.  The loan provides for interest only payments in the first year and escalating principal payments through 2012. The loan bears interest at the LIBOR rate plus the applicable interest rate spread (1.27% at December 31, 2010) or at the bank’s prime lending rate (3.25% at December 31, 2010). The terms and conditions of the line of credit agreement described in the preceding paragraph also apply to the term loan.

    On March 11, 2011, the Company executed a commitment letter with the lenders of its existing credit facility.  The commitment initially provides the Company $20 million (with the option to increase to $30 million) in a working capital line of credit.  The terms and conditions of the commitment letter are consistent with those of the Company’s existing credit agreement which will provide the Company with availability under the line of credit up to 36 months from the date of closing.  The committed credit facility will be secured by certain assets of the Company.  The commitment letter expires on June 16, 2011.

    The Company entered into an interest rate swap agreement associated with the above $6 million loan, with principal and interest payments due through August 2012.  At December 31, 2010, the notional principal amount totaled $2.9 million.  This instrument was utilized by the Company to minimize significant unplanned fluctuations in earnings and cash flows caused by interest rate volatility.  The Company did not adopt hedge accounting, but rather records the fair market value adjustments through the consolidated statements of operations each period.  The associated fair value adjustment within the consolidated statements of operations for the year ended December 31, 2010 was $115,000, recorded as a reduction to interest expense.  The adjustments for the years ended December 31, 2009 and 2008, respectively, were $146,000, recorded as a reduction to interest expense and $234,000, recorded as an increase to interest expense.

    The Company has a $1.5 million mortgage collateralized by certain real estate.  The annual mortgage payment including interest totals $222,000.  The mortgage bears interest at a fixed rate of 5.75% and matures in 2019.  The Company also leases office space in several locations for varying terms.

    The Company’s future principal payments under its term loan, mortgage and office leases are as follows (in thousands):

	Total	Less Than 1 Year	1-3 Years	3 - 5 Years	More than 5 Years
Long-term debt obligations	$4,455	$1,711	$1,647	$334	$763
Operating lease	8,477	2,368	3,733	1,607	769
Total	$12.932	$4,079	$5,380	$1,941	$1,532

    During fiscal year 2011, the Company anticipates that its capital requirements will be approximately $2 to $3 million.  The Company does not usually enter into long term contracts with its major Hospitality segment customers. The Company commits to purchasing inventory from its suppliers based on a combination of internal forecasts and actual orders from customers.  This process, along with good relations with suppliers, minimizes the working capital investment required by the Company.  Although the Company lists two major customers, McDonald’s and Yum! Brands, it sells to hundreds of individual franchisees of these corporations, each of which is individually responsible for its own debts.  These broadly made sales substantially reduce the impact on the Company’s liquidity if one individual franchisee reduces the volume of its purchases from the Company in a given year.  The Company, based on internal forecasts, believes its existing cash, line of credit facilities and its anticipated operating cash flow will be sufficient to meet its cash requirements through at least the next twelve months.  However, the Company may be required, or could elect, to seek additional funding prior to that time.  The Company’s future capital requirements will depend on many factors including its rate of revenue growth, the timing and extent of spending to support product development efforts, expansion of sales and marketing, the timing of introductions of new products and enhancements to existing products, and market acceptance of its products.  The Company cannot assure that additional equity or debt financing will be available on acceptable terms or at all.  The Company’s sources of liquidity beyond twelve months, in management’s opinion, will be its cash balances on hand at that time, funds provided by operations, funds available through its lines of credit and the long-term credit facilities that it can arrange.

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

Service

    Service revenue consists of installation and training services, support maintenance, and field and depot repair.  Installation and training service revenue are based upon standard hourly/daily rates, and revenue is recognized as the services are performed.  Support maintenance and field and depot repair are provided to customers either on a time and materials basis or under a maintenance contract.  Services provided on a time and materials basis are recognized as the services are performed.  Service revenues from maintenance contracts are recognized ratably over the underlying contract period.

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

Contracts

    The Company’s contract revenues generated by the Government segment result primarily from contract services performed for the U.S. Government under a variety of cost-plus fixed fee, time-and-material, and fixed-price contracts.  Revenue on cost-plus fixed fee contracts is recognized based on allowable costs for labor hours delivered, as well as other allowable costs plus the applicable fee.  Revenue on time and material contracts is recognized by multiplying the number of direct labor hours delivered in the performance of the contract by the contract billing rates and adding other direct costs as incurred.  Revenue from fixed-price contracts is recognized as labor hours are delivered, which approximates the straight-line basis of the life of the contract. The Company’s obligation under these contracts is to provide labor hours to conduct research or to staff facilities with no other deliverables or performance obligations.  Anticipated losses on all contracts are recorded in full when identified.  Unbilled accounts receivable are stated in the Company’s consolidated financial statements at their estimated realizable value.  Contract costs, including indirect expenses, are subject to audit and adjustment through negotiations between the Company and U.S. Government representatives.

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

Goodwill

    The Company tests goodwill for impairment on an annual basis, or more often if events or circumstances indicate there may be impairment.  The Company operates in three business segments, Hospitality, Government and Logistics Management, although no goodwill resides within the financial statements of the Logistics Management segment.  Goodwill impairment testing is performed at the sub-segment level (referred to as a reporting unit).  The three reporting units utilized by the Company for its impairment testing are: Restaurant, Hotel/Resort/Spa, and Government. Goodwill is assigned to a specific reporting unit at the date the goodwill is initially recorded. Once goodwill has been assigned to a specific reporting unit, it no longer retains its association with a particular acquisition, and all of the activities within a reporting unit, whether acquired or organically grown, are available to support the value of the goodwill.

    Goodwill impairment analysis is a two-step test. The first step, used to identify potential impairment, involves comparing each reporting unit’s fair value to its carrying value including goodwill. If the fair value of a reporting unit exceeds its carrying value, applicable goodwill is considered not to be impaired. If the carrying value exceeds fair value, there is an indication of impairment, at which time a second step would be performed to measure the amount of impairment.  The second step involves calculating an implied fair value of goodwill for each reporting unit for which the first step indicated impairment.

    The Company utilizes three methodologies in performing their goodwill impairment test for each reporting unit.  These methodologies include both an income approach, namely a discounted cash flow method, and two market approaches, namely the guideline public company method and quoted price method.  The discounted cash flow method was weighted 80% - 85% in the fair value calculation, while the public company method and quoted price method were weighted each at 5% - 10% of the fair value calculation.  The valuation methodologies and weightings used in the current year are generally consistent with those used in the prior year.

    The discounted cash flow method derives a value by determining the present value of a projected level of income stream, including a terminal value.  This method involves the present value of a series of estimated future benefits at the valuation date by the application of a discount rate, one which a prudent investor would require before making an investment in the equity of the company.  The Company considers this method to be most reflective of a market participant’s view of fair value given the current market conditions, as it is based on the Company’s forecasted results and, therefore, established its weighting at 80-85% of the fair value calculation.

    Key assumptions within the Company’s discounted cash flow model include projected financial operating results, a long term growth rate ranging from 4% to 5% (beyond 5 years) and discount rates ranging from 17% to 18%, depending on the reporting unit.  As stated above, as the discounted cash flow method derives value from the present value of a projected level of income stream, a modification to the Company’s projected operating results including changes to the long term growth rate could impact the fair value.  The present value of the cash flows is determined using a discount rate that was based on the capital structure and capital costs of comparable public companies as identified by the Company.  A change to the discount rate could impact the fair value determination.

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

    The public company method and quoted price method of appraisal are based on the premise that pricing multiples of publicly traded companies can be used as a tool to be applied in valuing closely held companies.  The mechanics of the method require the use of the stock price in conjunction with other factors to create a pricing multiple that can be used, with certain adjustments, to apply against the subject’s similar factor to determine an estimate of value for the subject company.  The Company considered these methods appropriate as they provide an indication of fair value as supported by current market conditions.  The Company established its weighting at 5% - 10% of the fair value calculation for each method.

    The most critical assumption underlying the market approaches utilized by the Company are the comparable companies utilized.  Each market approach described above estimates revenue and earnings multiples for the Company based on its comparables.  As such, a change to the comparable companies could have an impact on the fair value determination.

    The amount of goodwill carried by the Restaurant, Hotel/Resort/Spa, and Government reporting units is $12.3 million, $13.9 million and $0.7 million, respectively.  The estimated fair values of the Restaurant and Hotel/Resort/Spa reporting units exceed their carrying values by approximately 15% and 10%, respectively.  The estimated fair value of the Government reporting unit is substantially in excess of its carrying value.

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

    The Company has utilized revenue growth estimates ranging from approximately 2% to 7% annually over the next four years.  These revenue growth rates trend to a long term growth rate of 5%.  The Company’s revenue estimates are based primarily on the continued execution of a significant technology upgrade with a major customer as well as the Company’s continued penetration into new accounts and markets driven from the upcoming release of its next generation software platform for its Restaurant business.  The Company believes that the revenue growth rates used are appropriate based on information it has received from its customers relative to their planned capital investments as well as its own assessment of market demand for technology upgrades.

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

    Lastly, the Company utilized a discount rate of approximately 17% for this reporting unit.  This estimate was derived through a combination of current risk-free interest rate data, financial data from companies that PAR has deemed as its competitors, and was assessed based on volatility between the Company’s historical financial projections and actual results achieved.

Hotel/Resort/Spa:

    In deriving its fair value estimates, the Company has utilized key assumptions built on the current core business adjusted to reflect anticipated revenue increases from continued investment in its next generation software.  These assumptions, specifically those included within the discounted cash flow estimate, are comprised of the revenue growth rate, gross margin, operating expenses, working capital requirements, and depreciation and amortization expense.

    The Company has utilized annual revenue growth rates ranging between 1% and 17%  which reflects the release of the Company’s next generation software platform.  This software platform will expand the Company’s capabilities into new markets.  The Company believes these estimates are reasonable given the size of the overall market which it will enter, combined with the projected market share the Company expects to achieve. These revenue growth rates ultimately trend to a long term growth rate of 5%.

    The Company has utilized gross margin estimates that are materially consistent with historical gross margins achieved.  Estimates of operating expenses, working capital requirements and depreciation and amortization expense utilized for this reporting unit are generally consistent with actual historical amounts, adjusted to reflect its continued investment in its next generation software.  The Company believes utilization of actual historical results adjusted to reflect its continued investment in its next generation software is an appropriate basis supporting the fair value of the Hotel/Resort/Spa reporting unit.

    Lastly, the Company utilized a discount rate of approximately 18% for this reporting unit.  This estimate was derived through a combination of current risk-free interest rate data, financial data from companies that PAR has deemed as its competitors, and was based on volatility between the Company’s historical financial projections and actual results achieved.

    The current economic conditions and the continued volatility in the U.S. and in many other countries where the Company operates could contribute to decreased consumer confidence and continued economic uncertainty which may adversely impact the Company’s operating performance.  Although the Company has seen an improvement in the markets which it serves, the continued volatility in these markets could have an impact on purchases of the Company’s products, which could result in a reduction of sales, operating income and cash flows.  Reductions in these results could have a material adverse impact on the underlying estimates used in deriving the fair value of the Company’s reporting units used in support of its annual goodwill impairment test or could result in a triggering event requiring a fair value remeasurement, particularly if the Company is unable to achieve the estimates of revenue growth indicated in the preceding paragraphs.  Additionally, if the Company is unable to achieve the projected revenue growth rates following its investment in its next generation software platform for Hotel/Resort/Spa, the carrying value of that reporting unit may increase in excess of the fair value.   These conditions may result in an impairment charge in future periods.

    The Company has reconciled the aggregate estimated fair value of the reporting units to the market capitalization of the consolidated Company including a traditional control premium.

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

Item 7A.                 Quantitative and Qualitative Disclosures about Market Risk inflation

    Inflation had little effect on revenues and related costs during 2010.  Management anticipates that margins will be maintained at acceptable levels to minimize the effects of inflation, if any.

interest rates

    As of December 31, 2010, the Company has $2.9 million in variable long-term debt and did not have any variable short-term debt.  The Company believes that an adverse change in interest rates of 100 basis points would not have a material impact on our business, financial condition, results of operations or cash flows.

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

Item 8:                 Financial Statements and Supplementary Data

    The Company’s 2010 consolidated financial statements, together with the report thereon of KPMG LLP dated March 16, 2011, are included elsewhere herein.  See Part IV, Item 15 for a list of Financial Statements.

Item 9A:                 Controls and Procedures

1.	Evaluation of Disclosure Controls and Procedures.

    Based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2010, the end of the period covered by this Annual Report on Form 10-K (the “Evaluation Date”), conducted under the supervision of and with the participation of the Company’s chief executive officer and chief financial officer, such officers have concluded that the Company’s disclosure controls and procedures, which are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and designed to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is accumulated and communicated to management, including the chief executive and financial officers, as appropriate, to allow timely decisions regarding required disclosures, are effective as of the Evaluation Date.

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

    PAR’s management, under the supervision of and with the participation of the Company’s chief executive officer and chief financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) based on the framework in Internal Control – Integrated Framework.  Based on its assessment, based on those criteria, management believes that as of December 31, 2010, the Company’s internal control over financial reporting was effective.

3.	Changes in Internal Controls over Financial Reporting

    During the Company’s last fiscal quarter of 2010 (the fourth fiscal quarter), there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13 a-15(f)) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10:                      Directors, Executive Officers and Corporate Governance

    The information required by this item will appear under the caption “Directors, Executive Officers and Corporate Governance” in our 2011 definitive proxy statement for the annual meeting of stockholders in May 2011 and is incorporated herein by reference.

Item 11:                 Executive Compensation

    The information required by this item will appear under the caption “Executive Compensation” in our 2011 definitive proxy statement for the annual meeting of stockholders in May 2011 and is incorporated herein by reference.

Item 12:                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

    The information required by this item will appear under the caption “Security Ownership of Management and Certain Beneficial Owners” in our 2011 definitive proxy statement for the annual meeting of stockholders in May 2011 and is incorporated herein by reference.

Item 13:                 Certain Relationships and Related Transactions, and Director Independence

    The information required by this item will appear under the caption “Executive Compensation” in our 2011 definitive proxy statement for the annual meeting of stockholders in May 2011 and is incorporated herein by reference.

Item 14:                 Principal Accounting Fees and Services

    The response to this item will appear under the caption “Principal Accounting Fees and Services” in our 2011 definitive proxy statement for the annual meeting of stockholders in May 2011 and is incorporated herein by reference.

PART IV

Item 15:Exhibits, Financial Statement Schedules

Form 10-K Page

 (a)         Documents filed as a part of the Form 10-K

(b)         Exhibits
See list of exhibits on page 77.

Report of Independent Registered Public Accounting Firm

The Board of Directors
PAR Technology Corporation:

We have audited the accompanying consolidated balance sheets of PAR Technology Corporation and subsidiaries (PAR Technology) as of December 31, 2010 and 2009, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PAR Technology as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

KPMG LLP

Syracuse, New York
March 16, 2011

PAR TECHNOLOGY CORPORATION
CONSOLIDATED BALANCE SHEETS
 (in thousands, except share amounts)

	December 31,
	2010	2009
Assets Current assets:
Cash and cash equivalents	$6,781	$3,907
Accounts receivable-net	43,517	46,107
Inventories-net	38,707	32,867
Income tax refunds	152	438
Deferred income taxes	5,719	6,362
Other current assets	3,067	3,235
Total current assets	97,943	92,916
Property, plant and equipment - net	5,796	6,332
Deferred income taxes	1,079	1,202
Goodwill	26,954	26,635
Intangible assets - net	10,389	7,243
Other assets	2,124	1,775
Total Assets	$144,285	$136,103
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$1,711	$1,404
Borrowings under lines of credit	−	2,000
Accounts payable	19,902	12,942
Accrued salaries and benefits	9,055	7,607
Accrued expenses	2,843	3,868
Customer deposits	2,286	1,782
Deferred service revenue	16,260	16,598
Total current liabilities	52,057	46,201
Long-term debt	2,744	4,455
Other long-term liabilities	2,725	2,212
Shareholders’ Equity:
Preferred stock, $.02 par value,
1,000,000 shares authorized	−	−
Common stock, $.02 par value,
29,000,000 shares authorized;
16,746,618 and 16,449,695 shares issued;
15,039,334 and 14,796,940 outstanding	335	329
Capital in excess of par value	42,264	41,382
Retained earnings	50,605	47,482
Accumulated other comprehensive loss	(613)	(449)
Treasury stock, at cost, 1,707,284 and 1,652,755 shares	(5,832)	(5,509)
Total shareholders’ equity	86,759	83,235
Total Liabilities and Shareholders’ Equity	$144,285	$136,103

See accompanying notes to consolidated financial statements

PAR TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
 (in thousands, except per share amounts)

	Year ended December 31,
	2010	2009	2008
Net revenues:
Product	$101,394	$72,555	$81,763
Service	71,932	74,046	75,430
Contract	66,613	76,447	75,494
	239,939	223,048	232,687
Costs of sales:
Product	66,534	48,945	49,440
Service	48,432	56,408	54,421
Contract	62,344	72,220	71,376
	177,310	177,573	175,237
Gross margin	62,629	45,475	57,450
Operating expenses:
Selling, general and administrative	40,794	36,207	36,790
Research and development	17,061	14,196	15,295
Amortization of identifiable intangible assets	939	1,337	1,535
	58,794	51,740	53,620

Operating income (loss)	3,835	(6,265)	3,830
Other income, net	640	165	921
Interest expense	(352)	(400)	(1,176)

Income (loss) before provision for income taxes	4,123	(6,500)	3,575
(Provision) benefit for income taxes	(1,000)	1,314	(1,358)
Net income (loss)	$3,123	$(5,186)	$2,217
Earnings (loss) per share
Basic	$.21	$(.36)	$.15
Diluted	$.21	$(.36)	$.15
Weighted average shares outstanding
Basic	14,822	14,547	14,421
Diluted	15,008	14,547	14,761

See accompanying notes to consolidated financial statements

PAR TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year ended December 31,
	2010	2009	2008
Net income (loss)	$3,123	$(5,186)	$2,217
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(164)	950	(1,871)
Comprehensive income (loss)	$2,959	$(4,236)	$346

See accompanying notes to consolidated financial statements

PAR TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
					Accumulated
			Capital in		Other			Total
	Common Stock		excess of	Retained	Comprehensive	Treasury Stock		Shareholders’
(in thousands)	Shares	Amount	Par Value	Earnings	Income (Loss)	Shares	Amount	Equity
Balances at December 31, 2007	16,048	$321	$39,252	$50,451	$472	(1,653)	$(5,509)	$84,987

Net income				2,217				2,217
Issuance of common stock upon the exercise of stock options	92	2	526					528
Issuance of restricted stock awards	50	1						1
Equity based compensation			395					395
Translation adjustments, net of tax of $1,239					(1,871)			(1,871)

Balances at December 31, 2008	16,190	324	40,173	52,668	(1,399)	(1,653)	(5,509)	86,257
Net loss				(5,186)				(5,186)
Issuance of common stock upon the exercise of stock options	192	4	543					547
Issuance of restricted stock awards	68	1						1
Equity based compensation			666					666
Translation adjustments, net of tax of $638					950			950

Balances at December 31, 2009	16,450	329	41,382	47,482	(449)	(1,653)	(5,509)	83,235

Net income				3,123				3,123

Issuance of common stock upon the exercise of stock options	249	5	546					551
Issuance of restricted stock awards	48	1						1
Equity based compensation			336					336
Purchase of treasury stock						(54)	(323)	(323)
Translation adjustments, net of tax of $ 223					(164)			(164)

Balances at December 31, 2010	16,747	$335	$42,264	$50,605	$(613)	(1,707)	$(5,832)	$86,759

See accompanying notes to consolidated financial statements

PAR TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Year ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net income (loss)	$3,123	$(5,186)	$2,217
Adjustments to reconcile net income (loss) to net cashprovided by (used in) operating activities:
Depreciation and amortization	3,359	3,846	4,029
Provision for bad debts	1,134	1,432	1,052
Provision for obsolete inventory	1,949	7,752	2,625
Equity based compensation	336	666	395
Deferred income tax	544	(1,376)	546
Changes in operating assets and liabilities:
Accounts receivable	1,449	6,339	(11,026)
Inventories	(7,707)	654	(3,438)
Income tax refunds	286	(230)	313
Other current assets	204	411	(218)
Other assets	(313)	(26)	388
Accounts payable	6,958	(2,400)	(1,685)
Accrued salaries and benefits	1,407	(852)	(1,559)
Accrued expenses	(978)	(95)	204
Customer deposits	504	(4,375)	2,259
Deferred service revenue	(375)	206	1,961
Other long-term liabilities	513	302	(405)
Net cash provided by (used in) operating activities	12,393	7,068	(2,342)
Cash flows from investing activities:
Capital expenditures	(3,838)	(1,306)	(1,042)
Capitalization of software costs	(2,095)	(845)	(797)
Contingent purchase price paid on prior year acquisitions	(33)	(54)	(156)
Cash received from voluntary conversion of long-lived other assets	─	─	1,571
Net cash used in investing activities	(5,966)	(2,205)	(424)
Cash flows from financing activities:
Net borrowings (payments) under line-of-credit agreements	(2,000)	(6,800)	6,300
Payments of long-term debt	(1,404)	(1,072)	(773)
Proceeds from the exercise of stock options	529	507	488
Excess tax benefit of stock option exercises	22	40	41
Purchase of treasury stock	(323)	─	─–
Net cash provided by (used in) financing activities	(3,176)	(7,325)	6,056
Effect of exchange rate changes on cash and cash equivalents	(377)	142	(1,494)
Net increase (decrease) in cash and cash equivalents	2,874	(2,320)	1,796
Cash and cash equivalents at beginning of period	3,907	6,227	4,431
Cash and cash equivalents at end of period	$6,781	$3,907	$6,227
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$477	$555	$873
Income taxes, net of refunds	136	333	508
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

Foreign currency

    The assets and liabilities for the Company’s international operations are translated into U.S.dollars using year-end exchange rates. Income statement items are translated at average exchange rates prevailing during the year.  The resulting translation adjustments are recorded as a separate component of shareholders’ equity under the heading Accumulated Other Comprehensive Loss.  Exchange gains and losses on intercompany balances of a long-term investment nature are also recorded as a translation adjustment and are included in Accumulated Other Comprehensive Income (Loss).  Foreign currency transaction gains and losses are recorded in other income in the accompanying statements of operations.

Other income

    The components of other income for the three years ending December 31 are as follows:
	Year ended December 31
	(in thousands)
	2010	2009	2008

Foreign currency gains / (loss)	$145	$(19)	$314
Rental income-net	131	191	410
Other	364	(7)	197
	$640	$165	$921

Identifiable intangible assets

    The Company capitalizes certain costs related to the development of computer software used in its Hospitality segment. Software development costs incurred prior to establishing technological feasibility are charged to operations and included in research and development costs.  Software development costs incurred after establishing feasibility are capitalized and amortized on a product-by-product basis when the product is available for general release to customers.  Annual amortization, charged to cost of sales, is computed using the straight-line method over the remaining estimated economic life of the product, generally three to five years. Amortization of capitalized software costs amounted to $767,000, $656,000 and $662,000 in 2010, 2009, and 2008, respectively.

    The Company acquired identifiable intangible assets in connection with its acquisitions in prior years.  Amortization of identifiable intangible assets amounted to $939,000 in 2010, $1,337,000 in 2009 and $1,535,000 in 2008.

    The components of identifiable intangible assets are:

	December 31,
	(in thousands)
	2010	2009

Software costs	$12,161	$7,997
Customer relationships	4,519	4,457
Trademarks (non-amortizable)	2,750	2,731
Other	620	596
	20,050	15,781
Less accumulated amortization	(9,661)	(8,538)
	$10,389	$7,243

    The future amortization of these intangible assets is as follows (in thousands):

2011	$1,450
2012	1,157
2013	720
2014	715
2015	715
Thereafter	2,882
$7,639

    The Company has elected to test for impairment of identifiable intangible assets during the fourth quarter of its fiscal year.  There was no impairment of identifiable intangible assets in 2010, 2009 or 2008.

Stock-based compensation

    The Company recognizes all stock-based compensation to employees, including grants of employee stock options and restricted stock awards, in the financial statements as compensation cost over the vesting period based on their fair value on the date of grant.

Earnings per share

    Basic earnings per share are computed based on the weighted average number of common shares outstanding during the period.  Diluted earnings per share reflect the dilutive impact of outstanding stock options and restricted stock awards.

    The following is a reconciliation of the weighted average shares outstanding for the basic and diluted EPS computations (in thousands, except share and per share data):

	2010	2009	2008
Net income (loss)	$3,123	$(5,186)	$2,217
Basic:
Shares outstanding at beginning of year	14,677	14,471	14,372
Weighted shares issued during the year	145	76	49
Weighted average common shares, basic	14,822	14,547	14,421
Earnings (loss) per common share, basic	$.21	$(.36)	$.15
Diluted:
Weighted average common shares, basic	14,822	14,547	14,421
Weighted average shares issued during the year	57	—	65
Dilutive impact of stock options and restricted stock awards	129	—	275
Weighted average common shares, diluted	15,008	14,547	14,761
Earnings (loss) per common share, diluted	$.21	$(.36)	$.15

    At December 31, 2010, there were 295,000 anti-dilutive stock options outstanding.  At December 31, 2009, 245,000 of incremental shares from the assumed exercise of stock options and 26,000 restricted stock awards were not included in the computation of diluted earnings per share because of the anti-dilutive effect on earnings per share.  At December 31, 2008 there were 442,000 anti-dilutive stock options outstanding.

Goodwill

    The Company tests goodwill for impairment on an annual basis, or more often if events or circumstances indicate there may be impairment.  The Company operates in three business segments, Hospitality, Government and Logistics Management, although no goodwill resides within the financial statements of the Logistics Management segment.  Goodwill impairment testing is performed at the sub-segment level (referred to as a reporting unit).  The three reporting units utilized by the Company are: Restaurant, Hotel/Resort/Spa, and Government. Goodwill is assigned to reporting units at the date the goodwill is initially recorded. Once goodwill has been assigned to reporting units, it no longer retains its association with a particular acquisition, and all of the activities within a reporting unit, whether acquired or organically grown, are available to support the value of the goodwill.  The amount outstanding for goodwill was $27 million, $26.6 and $25.7 million at December 31, 2010, 2009 and 2008, respectively.  The Company performs its annual impairment test of goodwill as of October 1 and performed the annual test as of October 1, 2010, 2009 and 2008 and concluded that no impairment existed at any of the aforementioned dates.

The following table reflects the changes in goodwill during the year (in thousands):

	Year ended December 31,
	2010	2009	2008
Balance at beginning of year	$26,635	$25,684	$26,998
Contingent purchase price earned on prior
year acquisitions	—	33	54
Change in foreign exchange rates during
the period	319	918	(1,368)
Balance at end of year	$26,954	$26,635	$25,684

Accounting for impairment or disposal of long-lived assets

    The Company evaluates the accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed.  The Company will recognize impairment of long-lived assets or asset groups if the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to such assets.  If the carrying value of a long-lived asset or asset group is considered impaired, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset or asset group for assets to be held and used, or the amount by which the carrying value exceeds the fair market value less cost to dispose for assets to be disposed.  No impairment was identified during 2010, 2009 or 2008.

Reclassifications

    Amounts in prior years’ consolidated financial statements are reclassified whenever necessary to conform to the current year’s presentation.

Use of estimates

    The preparation of the consolidated financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period.  Significant items subject to such estimates and assumptions include the carrying amount of property, plant and equipment, identifiable intangible assets and goodwill, valuation allowances for receivables, inventories and deferred income tax assets. Actual results could differ from those estimates.

    The current economic conditions and the continued volatility in the U.S. and in many other countries where the Company operates could contribute to decreased consumer confidence and continued economic uncertainty which may adversely impact the Company’s operating performance.  Although the Company has seen an improvement in the markets which it serves, the continued volatility in these markets could have an impact on purchases of the Company’s products, which could result in a reduction of sales, operating income and cash flows. This could have a material adverse effect on the Company’s business, financial condition and/or results of operations and could have a material adverse impact on the Company’s significant estimates discussed above, specifically the fair value of the Company’s reporting units used in support of its annual goodwill impairment test.

Recently Issued Accounting Pronouncements Not Yet Adopted

    In December 2010, FASB issued ASU 2010-28 “Intangibles—Goodwill and Other (Topic 350)” (ASU 2010-28). Topic 350 is amended to clarify the requirement to test for impairment of goodwill. Topic 350 has required that goodwill be tested for impairment if the carrying amount of a reporting unit exceeds its fair value. Under ASU 2010-28, when the carrying amount of a reporting unit is zero or negative an entity must assume that it is more likely than not that a goodwill impairment exists, perform an additional test to determine whether goodwill has been impaired and calculate the amount of that impairment. The modifications to ASC Topic 350 resulting from the issuance of ASU 2010-28 are effective for fiscal years beginning after December 15, 2010 and interim periods within those years. Early adoption is not permitted.  The Company does not expect the adoption of the standard to have a material impact on its consolidated financial statements.

    In December 2010, the FASB issued ASU 2010-29 “Business Combinations (Topic 805) — Disclosure of Supplementary Pro Forma Information for Business Combinations” (ASU 2010-29). This standard update clarifies that, when presenting comparative financial statements, SEC registrants should disclose revenue and earnings of the combined entity as though the current period business combinations had occurred as of the beginning of the comparable prior annual reporting period only. The update also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective prospectively for material (either on an individual or aggregate basis) business combinations entered into in fiscal years beginning on or after December 15, 2010 with early adoption permitted. The Company does not expect the adoption of the standard to have a material impact on its consolidated financial statements.

    In October 2009, the FASB issued ASU No. 2009-14, “Certain Revenue Arrangements That Include Software Elements.”  ASU No. 2009-14 amends guidance included within ASC Topic 985-605 to exclude tangible products containing software components and non-software components that function together to deliver the product’s essential functionality. Entities that sell joint hardware and software products that meet this scope exception will be required to follow the guidance of ASU No. 2009-13. ASU No. 2009-14 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption and retrospective application are also permitted. The Company does not expect the adoption of the standard to have a material impact on its consolidated financial statements.

    In October 2009, the FASB issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements.”  ASU No. 2009-13 amends guidance included within ASC Topic 605-25 to require an entity to use an estimated selling price when vendor specific objective evidence or acceptable third party evidence does not exist for any products or services included in a multiple element arrangement. The arrangement consideration should be allocated among the products and services based upon their relative selling prices, thus eliminating the use of the residual method of allocation. ASU No. 2009-13 also requires expanded qualitative and quantitative disclosures regarding significant judgments made and changes in applying this guidance. ASU No. 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption and retrospective application are also permitted. The Company does not expect the adoption of the standard to have a material impact on its consolidated financial statements.

Recently Adopted Accounting Pronouncements

    The Company has not adopted any accounting pronouncements in 2010 that significantly impact its consolidated financial statements.

Note 2 — Accounts Receivable

The Company’s net accounts receivable consist of:
	December 31,
	(in thousands)
	2010	2009
Government segment:
Billed	$10,622	$13,898
Advanced billings	(385)	(572)
	10,237	13,326
Hospitality segment:
Accounts receivable – net	32,083	31,730

Logistics Management segment:
Accounts receivable – net	1,197	1,051
	$43,517	$46,107

   At December 31, 2010, 2009 and 2008, the Company had recorded allowances for doubtful accounts of $1,619,000, $1,621,000 and $2,306,000, respectively, against Hospitality segment accounts receivable.  Write-offs of accounts receivable during fiscal years 2010, 2009 and 2008 were $1,136,000, $2,117,000 and $1,193,000, respectively.  The provision for doubtful accounts recorded in the consolidated statements of operations was $1,134,000, $1,432,000 and $1,052,000 in 2010, 2009 and 2008, respectively.

Note 3 — Inventories

    Inventories are used primarily in the manufacture, maintenance, and service of the Hospitality segment systems.  Inventories are net of related reserves. The components of inventories-net are:
	December 31,
	(in thousands)
	2010	2009
Finished Goods	$ 13,913	$ 8,314
Work in process	959	1,462
Component parts	7,228	7,029
Service parts	16,607	16,062
	$ 38,707	$ 32,867

Note 4 — Property, Plant and Equipment

    The components of property, plant and equipment are:
	December 31,
	(in thousands)
	2010	2009
Land	$253	$253
Building and improvements	6,111	5,984
Rental property	5,519	5,519
Furniture and equipment	22,763	22,033
	34,646	33,789
Less accumulated depreciation and amortization	(28,850)	(27,457)

	$5,796	$6,332

    The estimated useful lives of buildings and improvements and rental property are twenty to twenty-five years.  The estimated useful lives of furniture and equipment range from three to eight years.  Depreciation expense recorded was $1,653,000, $1,853,000 and $1,832,000 for 2010, 2009 and 2008, respectively.

    The Company leases a portion of its headquarters facility to various tenants.  Rent received from these leases totaled $442,000, $416,000 and $1,051,000 for 2010, 2009 and 2008, respectively.  Future minimum rent payments due to the Company under these lease arrangements are as follows (in thousands):

2011	$367
2012	55
2013	54
2014	5
2015	─
$481

    The Company leases office space under various operating leases. Rental expense on these operating leases was approximately $2,580,000, $2,917,000 and $2,778,000 for 2010, 2009, and 2008, respectively.  Future minimum lease payments under all non-cancelable operating leases are (in thousands):

2011	$2,368
2012	2,046
2013	1,687
2014	1,147
2015	460
Thereafter	769
$8,477

Note 5 — Debt

    At December 31, 2010, the Company has an existing credit agreement containing a borrowing availability up to $20 million in the form of a line of credit.  This agreement allows the Company, at its option, to borrow funds at the LIBOR rate plus the applicable interest rate spread (1.27% at December 31, 2010) or at the bank’s prime lending rate (3.25% at December 31, 2010).  This agreement expires in June 2011.  At December 31, 2010, the Company did not have any balance outstanding on this credit agreement.  The weighted average interest rate paid by the Company was 2.4% during 2010.  At December 31, 2009, there was $2 million outstanding under this agreement.  The weighted average interest rate paid by the Company was 2.2% during 2009.  This agreement contains certain loan covenants including leverage and fixed charge coverage ratios.  The Company is in compliance with these covenants at December 31, 2010.  This credit facility is secured by certain assets of the Company.

    The Company borrowed $6 million under an unsecured term loan agreement, executed as an amendment to one of its then bank line of credit agreements, in connection with a prior business acquisition.  The loan provides for interest only payments in the first year and escalating principal payments through 2012. The loan bears interest at the LIBOR rate plus the applicable interest rate spread (1.27% at December 31, 2010) or at the bank’s prime lending rate (3.25% at December 31, 2010).  The terms and conditions of the line of credit agreement described in the preceding paragraph also apply to the term loan.

    On March 11, 2011, the Company executed a commitment letter with the lenders of its existing credit facility.  The commitment initially provides the Company $20 million (with the option to increase to $30 million) in a working capital line of credit.  The terms and conditions of the commitment letter are consistent with those of the Company’s existing credit agreement which will provide the Company with availability under the line of credit up to 36 months from the date of closing.  The committed credit facility will be secured by certain assets of the Company.  The commitment letter expires on June 16, 2011.

    The Company entered into an interest rate swap agreement associated with the above $6 million loan, with principal and interest payments due through August 2012.  At December 31, 2010, the notional principal amount totaled $2.9 million.  This instrument was utilized by the Company to minimize significant unplanned fluctuations in earnings and cash flows caused by interest rate volatility.  The Company did not adopt hedge accounting, but rather records the fair market value adjustments through the consolidated statements of operations each period.  The associated fair value adjustment within the consolidated statements of operations for the year ended December 31, 2010 was $115,000 recorded as a reduction to interest expense.  The adjustments for the years ended December 31, 2009 and 2008, respectively, were $146,000 recorded as a reduction to interest expense and $234,000, recorded as an increase to interest expense.

    The Company has a $1.5 million mortgage collateralized by certain real estate.  The annual mortgage payment including interest totals $222,000.  The mortgage bears interest at a fixed rate of 5.75% and matures in 2019.  The Company also leases office space in several locations for varying terms.

    The Company’s future principal payments under its term loan and mortgage are as follows (in thousands):

2011	$1,711
2012	1,494
2013	153
2014	162
2015	172
Thereafter	763
$4,455

Note 6 — Stock based compensation

    The Company recognizes all stock-based compensation to employees, including grants of employee stock options and restricted stock awards, in the financial statements as compensation cost over the vesting period based on their fair value on the date of grant.  Total stock-based compensation expense included in selling, general and administrative expense in 2010, 2009, and 2008 was $336,000, $666,000, and $395,000, respectively.  This amount includes $362,000, $236,000, and $115,000 in 2010, 2009, and 2008, respectively, relating to restricted stock awards.  Total 2010 expense includes a benefit of $211,000 as the result of forfeitures of unvested stock options prior to the completion of the requisite service period.  No compensation expense has been capitalized during fiscal years 2010, 2009 and 2008.

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

Information with respect to this plan is as follows:

			Aggregate
	No. of Shares	Weighted Average	Intrinsic Value
	(in thousands)	Exercise Price	(in thousands)
Outstanding at December 31, 2009	989	$5.17	$603
Options granted	25	5.65
Exercised	(249)	2.12
Forfeited and cancelled	(194)	8.24
Outstanding at December 31, 2010	571	$5.47	$493
Vested and expected to vest at December 31, 2010	564	$5.47	$490

Total shares exercisable as of December 31, 2010	418	$5.51	$421

Shares remaining available for grant	508

    The weighted average grant date fair value of options granted during the years 2010, 2009 and 2008 was $2.87, $2.41 and $3.90, respectively.  The total intrinsic value of options exercised during the years ended December 31, 2010, 2009 and 2008 was $969,000, $718,000 and $234,000, respectively.  The fair value of options at the date of the grant was estimated using the Black-Scholes model with the following assumptions for the respective period ending December 31:

	2010	2009	2008
Expected option life	6.0 years	5.2 years	6.2 years
Weighted average risk-free interest rate	2.1%	2%	3.4%
Weighted average expected volatility	52%	49%	46%
Expected dividend yield	0%	0%	0%

    For the years ended December 31, 2010, 2009 and 2008, the expected option life was based on the Company’s historical experience with similar type options.  Expected volatility is based on historical volatility levels of the Company’s common stock over the preceding period of time consistent with the expected life.  The risk-free interest rate is based on the implied yield currently available on U.S. Treasury zero coupon issues with a remaining term equal to the expected life.  Stock options outstanding at December 31, 2010 are summarized as follows:

Range of Exercise Prices			Number Outstanding (in thousands)	Weighted Average Remaining Life	Weighted Average Exercise Price

$1.43	─	$4.73	175	3.8 Years	$3.04
$4.88	─	$6.01	282	6.3 Years	$5.71
$6.25	─	$11.40	114	6.3 Years	$8.65
$1.43	─	$11.40	571	5.51 Years	$5.47

    At December 31, 2010 the aggregate unrecognized compensation cost of unvested options, as determined using a Black-Scholes option valuation model, was $521,000 (net of estimated forfeitures) which is expected to be recognized as compensation expense in fiscal years 2011 through 2015.

    Current year activity with respect to the Company’s non-vested stock options is as follows:

Non-vested shares (in thousands)	Shares	Weighted Average grant-date fair value
Balance at January 1, 2010	255	$3.13
Granted	25	2.87
Vested	(71)	2.93
Forfeited and cancelled	(56)	4.13
Balance at December 31, 2010	153	$2.73

    During 2010, 2009 and 2008, the Company issued 48,000, 68,000 and 50,000 restricted stock awards, respectively, at a per share price of $.02.  These awards vest over various periods ranging from 6 to 60 months.

Note 7— Income Taxes

    The provision (benefit) for income taxes consists of:

	Year ended December 31,
	(in thousands)
	2010	2009	2008

Current income tax:
Federal	$(263)	$(960)	$49
State	255	220	379
Foreign	464	802	384
	456	62	812
Deferred income tax:
Federal	459	(1,174)	487
State	85	(202)	59
	544	(1,376)	546
Provision (benefit) for income taxes	$1,000	$(1,314)	$1,358

    Deferred tax liabilities (assets) are comprised of the following at:

	December 31,
	(in thousands)
	2010	2009

Software development expense	$1,429	$911
Intangible assets	2,282	1,671
Gross deferred tax liabilities	3,711	2,582
Allowances for bad debts and inventory	(5,037)	(5,401)
Capitalized inventory costs	(92)	(72)
Employee benefit accruals	(1,835)	(1,415)
Federal net operating loss carryforward	(1,263)	(1,415)
State net operating loss carryforward	(321)	(361)
Tax credit carryforwards	(2,905)	(2,288)
Foreign currency	(101)	(324)
Other	(453)	(274)
Gross deferred tax assets	(12,007)	(11,550)

Less valuation allowance	1,498	1,404

Net deferred tax assets	$(6,798)	$(7,564)

    The Company has Federal tax credit carryforwards of $2,665,000 that expire in various tax years from 2014 to 2025.  The Company has a Federal operating loss carryforward of $5,215,000 that expires in various tax years through 2030.  Of the operating loss carryforward, $1,500,000 will result in a benefit within additional paid in capital when realized.  The Company also has state tax credit carryforwards of $240,000 and state net operating loss carryforwards of $7,351,000 which expire in various tax years through 2028.  In assessing the ability to realize deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  As a result of this analysis and based on the current year’s taxable loss , management determined that it is more likely than not that the future benefit associated with the foreign tax credit carryforwards will not be realized.  As a result, the Company recorded a deferred tax asset valuation allowance of $94,000 and $1.4 million for the years ended December 31, 2010 and 2009, respectively.

    The Company records the benefits relating to uncertain tax positions only when it is more likely than not (likelihood of greater than 50%), based on technical merits, that the position would be sustained upon examination by taxing authorities. Tax positions that meet the more likely than not threshold are measured using a probability-weighted approach as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement.   At December 31, 2010, the Company believes it has adequately provided for its tax-related liabilities.  The Company is no longer subject to United States federal income tax examinations for years before 2008.The provision (benefit) for income taxes differed from the provision computed by applying the Federal statutory rate to income before taxes due to the following:

	Year ended December 31,
	2010	2009	2008
Federal statutory tax rate	35.0%	(35.0)%	35.0%
State taxes	4.4	(2.1)	5.3
Non deductible expenses	2.0	1.8	9.3
Tax credits	(12.6)	(2.5)	(10.9)
Foreign income tax rate differential	(7.1)	(3.3)	0.5
Valuation allowance	2.3	21.6	─
Other	.5	(0.7)	(1.2)
	24.5%	(20.2)%	38.0%

Note 8 — Employee Benefit Plans

    The Company has a deferred profit-sharing retirement plan that covers substantially all employees. The Company’s annual contribution to the plan is discretionary.  The Company contributed $700,000 in 2010, did not contribute to the plan in 2009, but contributed $200,000 in 2008.  The plan also contains a 401(k) provision that allows employees to contribute a percentage of their salary up to the statutory limitation.  These contributions are matched at the rate of 10% by the Company.  The Company’s matching contributions under the 401(k) component were $354,000, $379,000 and $408,000 in 2010, 2009, and 2008, respectively.

    The Company also maintains an incentive-compensation plan. Participants in the plan are key employees as determined by the Board of Directors and executive management. Compensation under the plan is based on the achievement of predetermined financial performance goals of the Company and its subsidiaries.  Awards under the plan are payable in cash.  Awards under the plan totaled $1,785,000, $779,000, and $461,000 in 2010, 2009, and 2008, respectively.

   The Company also sponsors a Deferred Compensation Plan for a select group of highly compensated employees that includes the Executive Officers.  Participants may make elective deferrals of their salary to the plan in excess of tax code limitations that apply to the Company’s qualified plan.  The Company invests the participants' deferred amounts to fund these obligations.  The Company also has the sole discretion to make employer contributions to the plan on behalf of the participants, though it did not make any employer contributions in 2010, 2009, or 2008.

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

    The Company has three reportable segments, Hospitality, Government and Logistics Management.  The Hospitality segment offers integrated solutions to the hospitality industry.  These offerings include industry leading hardware and software applications utilized at the point-of-sale, back of store and corporate office.  This segment also offers customer support including field service, installation, twenty-four hour telephone support and depot repair.  The Government segment performs complex technical studies, analysis, and experiments, develops innovative solutions, and provides world-class on-site engineering in support of advanced defense, security, and aerospace systems.  This segment also provides affordable expert on-site services for operating and maintaining U.S. Government-owned communication assets.  The Logistics Management segment provides tracking technologies to help industry better hone business practices through decreased consumption of energy and smarter management of assets while improving security and customer satisfaction.  Intersegment sales and transfers are not significant.

    Information as to the Company’s segments is set forth below:

	Year ended December 31,
	(in thousands)
	2010	2009	2008

Revenues:
Hospitality	$168,958	$140,429	$157,193
Government	66,613	76,447	75,494
Logistics Management	4,368	6,172	─
Total	$239,939	$223,048	$232,687
Operating income (loss):
Hospitality	$3,509	$(9,286)	$819
Government	3,787	3,905	3,314
Logistics Management	(2,986)	(217)	─
Other	(475)	(667)	(303)
	3,835	(6,265)	3,830
Other income, net	640	165	921
Interest expense	(352)	(400)	(1,176)
Income (loss) before provision forincome taxes	$4,123	$(6,500)	$3,575
Identifiable assets:
Hospitality	$119,237	$109,085	$127,678
Government	11,627	15,097	13,532
Logistics Management	3,398	2,403	─
Other	10,023	9,518	12,778
Total	$144,285	$136,103	$153,988
Goodwill:
Hospitality	$26,218	$25,899	$24,981
Government	736	736	703
Total	$26,954	$26,635	$25,684
Depreciation and amortization:
Hospitality	$2,722	$3,384	$3,567
Government	83	79	88
Logistics Management	110	10	─
Other	444	373	374
Total	$3,359	$3,846	$4,029
Capital expenditures:
Hospitality	$3,495	$1,013	$779
Government	96	47	22
Logistics Management	106	110	─
Other	141	136	241
Total	$3,838	$1,306	$1,042

    The following table presents revenues by country based on the location of the use of the product or services.

	2010	2009	2008
United States	$213,169	$199,569	$205,202
Other Countries	26,770	23,479	27,485
Total	$239,939	$223,048	$232,687

    The following table presents assets by country based on the location of the asset.

	2010	2009	2008
United States	$133,385	$128,665	$142,461
Other Countries	10,900	7,438	11,527
Total	$144,285	$136,103	$153,988

    Customers comprising 10% or more of the Company’s total revenues are summarized as follows:

	2010	2009	2008
Hospitality segment:
McDonald’s Corporation	34%	25%	24%
Yum! Brands, Inc.	11%	13%	16%
Government segment:
U.S. Department of Defense	28%	34%	32%
All Others	27%	28%	28%
	100%	100%	100%

Note 11 — Fair Value of Financial Instruments

    The Company’s financial instruments have been recorded at fair value using available market information and valuation techniques.  The fair value hierarchy is based upon three levels of input, which are:

    Level 1 − quoted prices in active markets for identical assets or liabilities (observable)

    Level 2 − inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in inactive markets, or other inputs that are observable market data  for  essentially the full term of the asset or liability (observable)

    Level 3 − unobservable inputs that are supported by little or no market activity, but are significant to determining the fair value of the asset or liability (unobservable)

    The Company’s financial instruments consist primarily of cash and cash equivalents, trade receivables, trade payables, debt instruments, and an interest rate swap agreement. For cash and cash equivalents, trade receivables and trade payables, the carrying amounts of these financial instruments as of December 31, 2010 and 2009 were considered representative of their fair values.  The estimated fair value of the Company’s long-term debt at December 31, 2010 and 2009 was based on variable and fixed interest rates at December 31, 2010 and 2009, respectively, for new issues with similar remaining maturities and approximates respective carrying values at December 31, 2010 and 2009.

    The Company’s interest rate swap agreement is valued at the amount the Company would have expected to pay to terminate the agreement.  The fair value determination was based upon the present value of expected future cash flows using the LIBOR rate, plus an applicable interest rate spread, a technique classified within Level 2 of the valuation hierarchy described above.  At December 31, 2010 and 2009 the fair market value of the Company’s interest rate swap included a cumulative realized loss of $127,000 and $242,000, respectively, which is recorded as a component of interest expense within the consolidated statements of operations and as a component of accrued expenses within the consolidated balance sheets.

Note 12 — Related Party Transactions

    The Company leases its corporate wellness facility to related parties at a current rate of $9,775 per month. The Company receives a complimentary membership to this facility which is provided to all employees.  During 2010, 2009, and 2008 the Company received rental income amounting to $117,300 for the lease of the facility in each year.

Note 13 — Selected Quarterly Financial Data (Unaudited)

	Quarter ended
	(in thousands except per share amounts)
2010	March 31	June 30	September 30	December 31
Net revenues	$58,119	$56,214	$61,171	$64,435
Gross margin	14,091	15,089	16,073	17,376
Net income	582	849	538	1,154
Basic earnings per share	.04	.06	.04	.08
Diluted earnings per share	.04	.06	.04	.08

	Quarter ended
	(in thousands except per share amounts)
2009	March 31	June 30	September 30	December 31
Net revenues	$60,468	$54,459	$49,914	$58,207
Gross margin	13,687	12,362	11,405	8,021
Net income (loss)	247	238	(778)	(4,893)
Basic earnings (loss) per share	.02	.02	(.05)	(.33)
Diluted earnings (loss) per share	.02	.02	(.05)	(.33)

SIGNATURES
    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the under-signed, thereunto duly authorized.

PAR TECHNOLOGY CORPORATION

March 16, 2011	John W. Sammon, Jr.
John W. Sammon, Jr.
Chairman of Board and President
_________________________

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/John W. Sammon, Jr.
John W. Sammon, Jr.	Chairman of the Board and	March 16, 2011
President (Principal Executive Officer) and Director

/s/Charles A. Constantino
Charles A. Constantino	Vice Chairman of the Board, Executive Vice President	March 16, 2011
and Director

/s/Sangwoo Ahn
Sangwoo Ahn	Director	March 16, 2011

/s/James A. Simms
James A. Simms	Director	March 16, 2011

/s/Paul D. Nielsen
Paul D. Nielsen	Director	March 16, 2011

/s/Kevin R. Jost
Kevin R. Jost	Director	March 16, 2011

/s/Ronald J. Casciano
Ronald J. Casciano	Vice President, Chief Financial Officer, Treasurer and Chief Accounting Officer (Principal Accounting Officer)	March 16, 2011

List of Exhibits

Exhibit No.	Description of Instrument
3.1	Certificate of Incorporation, as amended	Filed as Exhibit 3(i) to the quarterly report on Form 10Q for the period ended June 30, 2006, of PAR Technology Corporation and incorporated herein by reference.

3.3	By-laws, as amended.	Filed as Exhibit 3.1 to Registration Statement on Form S-2 (Registration No. 333-04077) of PAR Technology Corporation incorporated herein by reference.

4	Specimen Certificate representing the Common Stock.	Filed as Exhibit 3.1 to Registration Statement on Form S-2 (Registration No. 333-04077) of PAR Technology Corporation incorporated herein by reference.

10.1	Letter of Agreement with Sandman– SCI Corporation	Filed as Exhibit 10.1 to Form S-3/A (Registration No. 333-102197) of PAR Technology Corporation incorporated herein by reference.

10.2	Asset Purchase Agreement dated October 27, 2006. By and among PAR Technology Corporation, Par-Siva Corporation and SIVA Corporation.	Filed as Exhibit 10.1 to the current report on Form 8K dated November 8, 2006 of PAR Technology Corporation and incorporated herein by reference.

10.3	JP Morgan term loan.	Filed as Exhibit 10.3 to Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.

10.4	2005 Equity Incentive Plan of PAR Technology Corporation	Filed as Exhibit 4.2 to Form S-8 (Registration No. 333-137647) of PAR Technology Corporation and incorporated herein by reference.

10.5	Form of Stock Option Award Agreement	Filed as Exhibit 4.3 to Form S-8 (Registration No. 333-137647) of PAR Technology Corporation and incorporated herein by reference.

10.6	Form of Restricted Stock Award Agreement	Filed as Exhibit 4.4 to Form S-8 (Registration No. 333-137647) of PAR Technology Corporation and incorporated herein by reference.

List of Exhibits
(Continued)

Exhibit No.	Description of Instrument
10.7	February 2008 amendment to bank line of credit agreement – JP Morgan Chase	Filed as Exhibit 10.7 to Form 10-K for the year ended December 31, 2007 incorporated herein by reference.

10.8	January 2008 amendment to bank line of credit agreement – NBT Bank	Filed as Exhibit 10.7 to Form 10-K for the year ended December 31, 2007 incorporated herein by reference.

10.9	January 2008 amendment to bank line of credit agreement – NBT Bank	Filed as Exhibit 10.7 to Form 10-K for the year ended December 31, 2007 incorporated herein by reference.

10.10	Credit Agreement with JP Morgan Chase	Filed as Exhibit 10.1 to Form 8-K dated June 16, 2008 of PAR Technology Corporation and incorporated herein by reference.

10.11	Pledge and Security Agreement with JP Morgan Chase	Filed as Exhibit 10.2 to Form 8-K dated June 16, 2008 of PAR Technology Corporation and incorporated herein by reference.

10.12	January 2010 – amendment to bank line of credit agreement – JP Morgan Chase, N.A.; NBT Bank, N.A.; Alliance Bank, N.A.	Filed as Exhibit 10.14 to Form 10-K for the year ended December 31, 2009 incorporated herein by reference.

10.13	Employment Agreement Between ParTech, Inc. and A. Edwin Soladay	Filed as Exhibit 10(iii)(A) to Form 10-Q for the quarter ended March 31, 2009 and Incorporated herein by reference.

10.14	Employment Agreement Between PAR Technology Corporation and Gregory T. Cortese.	Filed as Exhibit 10(iii)(A) to Form 10-Q for the quarter ended September 30, 2010 and Incorporated herein by reference.

10.15	Employment Agreement Between PAR Technology Corporation and Ronald J. Casciano.	Filed as Exhibit 10(iii)(A) to Form 10-K for the year ended December 31, 2010 and Incorporated herein by reference.

22	Subsidiaries of the registrant
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chairman of the Board and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Vice President, Chief Financial Officer,Treasurer and Chief Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1
Certification of Chairman of the Board and Chief Executive Officer and Vice President, Chief Financial Officer, Treasurer and Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.