Form 10-Q
period 2011-03-31
PAR TECHNOLOGY CORP
filed 2011-05-16
CIK 708821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2011.  Commission File Number 1-9720

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

Large Accelerated Filer ☐	Accelerated Filer ☐	Non Accelerated Filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

The number of shares outstanding of registrant’s common stock, as of April 29, 2011 – 15,116,584 shares.

PAR TECHNOLOGY CORPORATION

FORM 10-Q

PART I
FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	For the three months ended March 31,
	2011	2010
Net revenues:
Product	$22,884	$21,251
Service	16,141	19,239
Contract	16,822	17,629
	55,847	58,119
Costs of sales:
Product	14,081	14,385
Service	11,042	13,048
Contract	15,809	16,595
	40,932	44,028
Gross margin	14,915	14,091
Operating expenses:
Selling, general and administrative	9,908	9,540
Research and development	4,140	3,445
Amortization of identifiable intangible assets	205	234
	14,253	13,219

Operating income	662	872
Other income, net	28	141
Interest expense	(48)	(71)
Income before provision for income taxes	642	942
Provision for income taxes	(238)	(360)
Net income	$404	$582
Earnings per share
Basic	$.03	$.04
Diluted	$.03	$.04
Weighted average shares outstanding
Basic	14,924	14,702
Diluted	15,058	14,958

See notes to unaudited interim consolidated financial statements

PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	For the three months ended March 31,
	2011	2010
Net income	$404	$582
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	642	(66)
Comprehensive income	$1,046	$516

See notes to unaudited interim consolidated financial statements

PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
 (in thousands, except share amounts)
(unaudited)

	March 31,	December 31,
	2011	2010
Assets Current assets:
Cash and cash equivalents	$4,349	$6,781
Accounts receivable-net	41,346	43,517
Inventories-net	39,044	38,707
Income tax refunds	312	152
Deferred income taxes	6,358	5,719
Other current assets	4,016	3,067
Total current assets	95,425	97,943
Property, plant and equipment - net	5,759	5,796
Deferred income taxes	202	1,079
Goodwill	27,146	26,954
Intangible assets - net	12,784	10,389
Other assets	2,196	2,124
Total Assets	$143,512	$144,285
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$1,788	$1,711
Borrowings under lines of credit	4,850	−
Accounts payable	16,960	19,902
Accrued salaries and benefits	6,978	9,055
Accrued expenses	2,734	2,843
Customer deposits	1,227	2,286
Deferred service revenue	16,050	16,260
Total current liabilities	50,587	52,057
Long-term debt	2,258	2,744
Other long-term liabilities	2,811	2,725
Shareholders’ Equity:
Preferred stock, $.02 par value,
1,000,000 shares authorized	−	−
Common stock, $.02 par value,
29,000,000 shares authorized;
16,756,768 and 16,746,618 shares issued;
15,049,484 and 15,039,334 outstanding	335	335
Capital in excess of par value	42,315	42,264
Retained earnings	51,009	50,605
Accumulated other comprehensive income (loss)	29	(613)
Treasury stock, at cost, 1,707,284 shares	(5,832)	(5,832)
Total shareholders’ equity	87,856	86,759
Total Liabilities and Shareholders’ Equity	$143,512	$144,285

See notes to unaudited interim consolidated financial statements

PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the three months ended March 31,
	2011	2010
Cash flows from operating activities:
Net income	$404	$582
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	710	849
Provision for bad debts	218	323
Provision for obsolete inventory	340	225
Equity based compensation	37	(19)
Deferred income tax	166	123
Changes in operating assets and liabilities:
Accounts receivable	2,087	3,303
Inventories	(556)	(485)
Income tax refunds	(160)	30
Other current assets	(926)	(633)
Other assets	(53)	(97)
Accounts payable	(2,971)	980
Accrued salaries and benefits	(2,095)	54
Accrued expenses	(115)	1,206
Customer deposits	(1,059)	(80)
Deferred service revenue	(233)	(289)
Other long-term liabilities	86	174
Net cash (used in) provided by operating activities	(4,120)	6,246
Cash flows from investing activities:
Capital expenditures	(314)	(2,146)
Capitalization of software costs	(2,734)	(128)
Contingent purchase price paid on prior year acquisitions	─	(33)
Net cash used in investing activities	(3,048)	(2,307)
Cash flows from financing activities:
Net borrowings (repayments) under line-of-credit agreements	4,850	(2,000)
Payments of long-term debt	(409)	(332)
Proceeds from the exercise of stock options	14	238
Net cash provided by (used in) financing activities	4,455	(2,094)
Effect of exchange rate changes on cash and cash equivalents	281	(230)
Net (decrease) increase in cash and cash equivalents	(2,432)	1,615
Cash and cash equivalents at beginning of period	6,781	3,907
Cash and cash equivalents at end of period	$4,349	$5,522
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$81	$95
Income taxes, net of refunds	160	29

See notes to unaudited interim consolidated financial statements

PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1.
The accompanying unaudited interim consolidated financial statements have been prepared by PAR Technology Corporation (the “Company” or “PAR”) in accordance with U.S. generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements.  Accordingly, these interim financial statements do not include all information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of the Company, such unaudited statements include all adjustments (which comprise only normal recurring accruals) necessary for a fair presentation of the results for such periods.  The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results of operations to be expected for any future period.  The consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2010 included in the Company’s December 31, 2010 Annual Report to the Securities and Exchange Commission on Form 10-K.

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

The economic conditions in the U.S. and in many other countries where the Company operates could contribute to decreased consumer confidence and continued economic uncertainty which may adversely impact the Company’s operating performance.  Although the Company has seen an improvement in the markets which it serves, the continued volatility in these markets could have an impact on purchases of the Company’s products, which could result in a reduction of sales, operating income and cash flows.  This could have a material adverse effect on the Company’s business, financial condition and/or results of operations.  Additionally, disruptions in the credit and other financial markets and economic conditions could, among other things, impair the financial condition of one or more of the Company’s customers or suppliers, thereby increasing the risk of customer bad debts or non-performance by suppliers.

Certain amounts for prior periods have been reclassified to conform to the current period classification.

2.	The Company’s net accounts receivable consist of:

	(in thousands)
	March 31,	December 31,
	2011	2010
Government segment:
Billed	$12,620	$10,622
Advanced billings	(1,179)	(385)
	11,441	10,237
Hospitality segment:
Accounts receivable - net	28,357	32,083

Logistics Management segment:
Accounts receivable - net	1,548	1,197
	$41,346	$43,517

As of March 31, 2011 and December 31, 2010, the Company had recorded allowances for doubtful accounts of $1,482,000 and $1,619,000, respectively, primarily against Hospitality accounts receivable.

3.	Inventories are primarily used in the manufacture and service of Hospitality products. The components of inventory, net of related reserves, consist of the following:

	(in thousands)
	March 31,	December 31,
	2011	2010
Finished Goods	$14,369	$13,913
Work in process	1,331	959
Component parts	6,585	7,228
Service parts	16,759	16,607
	$39,044	$38,707

4.
The Company applies the fair value recognition provisions of ASC Topic 718 Stock-Based Compensation.  Total compensation expense included within operating expenses for the three months ended March 31, 2011 was $37,000.  This amount was recorded net of benefit of $61,000, as the result of forfeitures of unvested stock options prior to the completion of the requisite service period.  For the three months ended March 31, 2010, the Company recorded a compensation benefit of $19,000, as a result of forfeitures of unvested stock options prior to completion of the requisite service period.  This benefit consisted of an expense reversal of $139,000, partially offset by current period expense of $120,000.  At March 31, 2011, the unrecognized compensation expense related to non-vested equity awards was $428,000 (net of estimated forfeitures) which is expected to be recognized as compensation expense in fiscal years 2011 through 2015.

5.
Earnings per share is calculated in accordance with ASC Topic 260, which specifies the computation, presentation and disclosure requirements for earnings per share (EPS).  It requires the presentation of basic and diluted EPS.  Basic EPS excludes all dilution and is based upon the weighted average number of common shares outstanding during the period.  Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock.  At March 31, 2011, there were 350,000 anti-dilutive stock options outstanding.

The following is a reconciliation of the weighted average shares outstanding for the basic and diluted EPS computations (in thousands, except per share data):

	For the three months ended March 31,
	2011	2010
Net income	$404	$582

Basic:
Shares outstanding at beginning of period	14,909	14,677
Weighted average shares issued during the period	15	25
Weighted average common shares, basic	14,924	14,702
Earnings per common share, basic	$.03	$.04

Diluted:
Weighted average common shares, basic	14,924	14,702
Dilutive impact of stock options and restricted stock awards	134	256
Weighted average common shares, diluted	15,058	14,958
Earnings per common share, diluted	$.03	$.04

6.	The Company utilizes the fair value provisions of ASC Topic 820 Fair Value Measurements and Disclosures. ASC Topic 820 describes a fair value hierarchy based upon three levels of input, which are:

Level 1 − quoted prices in active markets for identical assets or liabilities (observable)
Level 2 − inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in inactive markets, or other inputs that are observable market data for essentially the full term of the asset or liability (observable)
Level 3 − unobservable inputs that are supported by little or no market activity, but are significant to determining the fair value of the asset or liability (unobservable)

The Company’s interest rate swap agreement is valued at the amount the Company would have expected to pay to terminate the agreement.  The fair value determination is based upon the present value of expected future cash flows using the LIBOR rate, plus an applicable interest rate spread, a technique classified within Level 2 of the valuation hierarchy described above.  At March 31, 2011, the fair value of the Company’s interest rate swap included a realized loss of $97,000, and is included as a component of accrued expenses within the Consolidated Balance Sheet.  The associated fair value adjustments for the three months ended March 31, 2011 and 2010 were $31,000 and $21,000, respectively, and are included as decreases to interest expense.

7.	The Company’s reportable segments are strategic business units that have separate management teams and infrastructures that offer different products and services.

The Company has three reportable segments, Hospitality, Government and Logistics Management.  The Hospitality segment offers integrated solutions to the hospitality industry.  These offerings include industry leading hardware and software applications for restaurants, hotels, resorts and spas.  This segment also offers customer support including field service, installation, twenty-four hour telephone support and depot repair.  The Government segment performs complex technical studies, analysis, and experiments, develops innovative solutions, and provides on-site engineering in support of advanced defense, security, and aerospace systems.  This segment also provides expert on-site services for operating and maintaining U.S. Government-owned communication assets.  The Logistics Management segment provides tracking technologies to help the transportation industry better hone business practices through decreased consumption of energy and smarter management of assets while improving security and customer satisfaction.  Intersegment sales and transfers are not significant.

Information as to the Company’s segments is set forth below:

	(in thousands) For the three months ended March 31,
	2011	2010
Net revenues:
Hospitality	$37,354	$39,519
Government	16,822	17,629
Logistics Management	1,671	971
Total	$55,847	$58,119

Operating income (loss):
Hospitality	$281	$517
Government	958	879
Logistics Management	(539)	(543)
Other	(38)	19
	662	872
Other income, net	28	141
Interest expense	(48)	(71)
Income before provision
for income taxes	$642	$942

Depreciation and amortization:
Hospitality	$589	$721
Government	19	21
Logistics Management	6	7
Other	96	100
Total	$710	$849

Capital expenditures:
Hospitality	$2,983	$2,168
Government	─	42
Logistics Management	10	6
Other	55	58
Total	$3,048	$2,274

Revenues by geographic area:
United States	$49,621	$52,517
Other Countries	6,226	5,602
Total	$55,847	$58,119

The following table represents identifiable assets by business segment:

	(in thousands)
	March 31,	December 31,
	2011	2010
Identifiable assets:
Hospitality	$119,998	$119,237
Government	12,634	11,627
Logistics Management	3,486	3,398
Other	7,394	10,023
Total	$143,512	$144,285

The following table represents identifiable assets by geographic area based on the location of the assets:

	(in thousands)
	March 31,	December 31,
	2011	2010
United States	$131,388	$133,385
Other Countries	12,124	10,900
Total	$143,512	$144,285

The following table represents Goodwill by business segment:

	(in thousands)
	March 31,	December 31,
	2011	2010
Hospitality	$26,410	$26,218
Government	736	736
Total	$27,146	$26,954

Customers comprising 10% or more of the Company’s total revenues are summarized as follows:

	For the Three Months Ended March 31,
	2011	2010
Hospitality segment:
McDonald’s Corporation	30%	33%
Yum! Brands, Inc.	11%	10%
Government segment:
U.S. Department of Defense	30%	30%
All Others	29%	27%
	100%	100%

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

Overview

PAR’s technology solutions for the Hospitality segment feature software, hardware and professional/lifecycle support services tailored for the needs of restaurants, luxury hotels, resorts and spas, casinos, cruise lines, movie theatres, theme parks and specialty retailers.  The Company’s Government segment provides technical expertise in the contract development of advanced systems and software solutions for the U.S. Department of Defense and other federal, state, and local governmental organizations as well as information technology and communications support services to the U.S. Department of Defense, delivering comprehensive and sophisticated support for communication and network operations worldwide.  Lastly, PAR’s Logistics Management segment provides innovative asset monitoring and tracking systems for customers in the road, rail, and transit markets by providing advanced integrated solutions for all types of refrigerated and dry assets.

The Company’s products sold in the Hospitality segment are utilized in a range of applications by thousands of customers.  The Company faces competition across all of its markets within the Hospitality segment, competing primarily on the basis of product design, features and functionality, quality and reliability, price, customer service, and delivery capability.  PAR’s global infrastructure and reach as a technology solutions provider to hospitality customers is an important competitive advantage, as it allows the Company to provide innovative systems, with significant global deployment capability, to its multinational customers such as McDonald’s, Yum! Brands, CKE Restaurants and the Mandarin Oriental Hotel Group.  PAR’s continuing strategy is to provide complete integrated technology solutions and services with excellent customer service in the markets in which it participates.  The Company conducts its research and development efforts to create innovative technology offerings that meet and exceed  customer requirements and also have a high probability for broader market appeal and success.

The Company is focused on expanding three distinct parts of its Hospitality businesses.  First, it is making significant investments in developing next generation software for its luxury hotel and restaurant markets.  Second, the Company continues to work on building a more robust and extensive distribution channel.  Lastly, as the Company’s customers continue to expand in international markets, PAR has created an international infrastructure focused on that expansion.

In regards to the current economic conditions, the Quick Service Restaurant (QSR) market continues to perform well for the large international companies; however, the Company has seen an impact on the regional QSR organizations whose business is slowing because of higher unemployment and lack of consumer confidence in specific domestic regions.  These conditions have had and could continue to have an impact on the markets in which the Company's customers operate, which could result in a reduction of sales, operating income and cash flows.  The Company is currently assisting one of its large international customers as they execute an aggressive upgrade schedule to their in-store technology.  In addition, the Company sees an improvement in the pipeline of business with its second tier customers.

Approximately 30% of the Company’s revenues are generated by its government business. The operational performance of PAR’s Government segment translates into consistently winning new contracts, extended contracts, and renewed contracts.  PAR provides its clients the technical expertise necessary to operate and maintain complex technology systems utilized by government organizations.  The Company experienced lower than expected revenues during the first three months of 2011 as a result of delays in new contract starts due to the Congressional impasse on the Government Fiscal Year 2011 budget and lower pass-though revenues.  The general uncertainty in U.S. defense spending for the balance of the calendar year may impact the growth of this business segment on a year-over-year basis.

PAR’s Logistics Management business continues to add new accounts.  Although the Company is experiencing the difficulties of an extended adoption phase of its technology by the transport industry, it continues to expand its customer base in the refrigerated and dry van markets.  As the market recognizes the value proposition associated with the real time use of location and environmental information in both asset management and cargo quality assurance, the Company believes it is well positioned in this emerging market.

The economic conditions in the U.S., and in many other countries where the Company operates, have contributed and may continue to contribute to higher unemployment levels, decreased consumer spending and/or declining business and consumer confidence.  These factors could also have a material adverse impact on the Company's significant estimates, specifically the fair value of the Company's reporting units used in support of its annual goodwill impairment test.

The Company has consistently determined the fair value of its reporting units using primarily a discounted cash flow method, which is based on certain assumptions such as projected operating results, growth rates and discount rates.  The Company completed its annual impairment test in the fourth quarter of fiscal year 2010 and concluded that no impairment existed.  The Company re-evaluated the assumptions utilized in its annual impairment test and determined they remained appropriate based on the Company’s actual results to date as well as communication it has received from its customers relative to their planned capital investments.  There were no indicators of impairment during the period ended March 31, 2011, so the Company did not perform an impairment review of goodwill during the current quarter.

Results of Operations —
Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

The Company reported revenues of $55.8 million for the quarter ended March 31, 2011, a decrease of 4% from the $58.1 million reported for the quarter ended March 31, 2010.  The Company’s net income for the quarter ended March 31, 2011 was $404,000, or $0.03 diluted earnings per share, compared to net income of $582,000 or $0.04 diluted earnings per share for the same period in 2010.

Product revenues were $22.9 million for the quarter ended March 31, 2011, an increase of 8% from the $21.3 million recorded in 2010.  This growth was the result of increases in sales made to the Company’s channel partners as well as increases in sales to Subway and Yum! Brands during the quarter.  Further contributing to this growth was an 18% increase in international sales, driven primarily by sales to McDonald’s International.  Lastly, the Company experienced an increase in product revenue associated with its Logistics Management business, which continues to add new accounts.

Customer service revenue primarily includes installation, software maintenance, training, twenty-four hour help desk support and various depot and on-site service options.  Customer service revenues were $16.1 million for the quarter ended March 31, 2011, a decrease of 16% from the $19.2 million reported for the same period in 2010.  This decrease is mostly associated with a decrease in installation revenue, specifically with McDonald’s as they continue to utilize other systems integrators to execute on their aggressive technology upgrade objective.  This decrease was partially offset by increases in field service revenue associated with the Company’s Restaurant business, as well as an increase in service revenue associated with the Company’s Logistics Management business.

Contract revenues were $16.8 million for the quarter ended March 31, 2011, a decrease of 5% when compared to the $17.6 million for the same period in 2010.  This decrease was the result of funding delays on various contracts with the Department of Defense.

Product margins for the quarter ended March 31, 2011 were 38.5%, an increase from 32.3% for the same period in 2010.  This increase was associated with an improved product mix resulting from an increase in the volume of terminals sold as compared to peripheral hardware, as well as through cost reduction and manufacturing efficiency efforts executed by the Company’s Restaurant business.

Customer service margins were 31.6% for the quarter ended March 31, 2011, compared to 32.2% for the same period in 2010.  This decrease is mostly attributable to the aforementioned decrease in installation revenue as noted above.

Contract margins were 6% for the quarter ended March 31, 2011, relatively unchanged from the 5.9% earned for the same period in 2010.  The most significant components of contract costs in 2011 and 2010 were labor and fringe benefits.  For 2011, labor and fringe benefits were $12.5 million or 79% of contract costs compared to $13.1 million or 79% of contract costs for the same period in 2010.

Selling, general and administrative expenses for the quarter ended March 31, 2011 were $9.9 million, an increase from the $9.5 million for the same period in 2010.  This increase was primarily associated with an increase in international sales and marketing investments in support of the Company’s overall growth strategies.

Research and development expenses were $4.1 million for the quarter ended March 31, 2011, an increase from the $3.4 million for the same period in 2010.  The increase was the result of increased research and development expenditures in support of the Company’s next generation software for its Hospitality businesses, as well as increases associated with the growth of its Logistics Management business.

Amortization of identifiable intangible assets was $205,000 for the quarter ended March 31, 2011, compared to $234,000 for the same period in 2010.  This decrease was due to certain intangible assets becoming fully amortized in 2010.

Other income, net, was $28,000 for the quarter ended March 31, 2011 compared to $141,000 for the same period in 2010.  Other income primarily includes rental income, finance charges and foreign currency gains and losses.  The decrease is associated with a decrease in foreign currency gains during the period.

Interest expense primarily represents interest charged on the Company’s short-term borrowing requirements from banks and from long-term debt.  Interest expense was $48,000 for the quarter ended March 31, 2011 as compared to $71,000 for the same period in 2010.  The decrease is due to a lower average borrowing rate in 2011 as compared to 2010 as well as a more favorable fair value adjustment associated with the Company’s interest rate swap in 2011 as compared to 2010.

For the quarters ended March 31, 2011 and 2010, the Company’s expected effective income tax rate based on projected pre-tax income was 37.1% and 38.2%, respectively.  The variance from the federal statutory rate was primarily due to state income taxes and various nondeductible expenses.

Liquidity and Capital Resources

The Company’s primary sources of liquidity have been cash flow from operations and its bank line of credit.  Cash used in operations was $4.1 million for the three months ended March 31, 2011 compared to cash provided by operations of $6.2 million for the same period in 2010.  In 2011, cash was used for payments made to vendors based on the required timing of such payments, as well as payments made to employee benefit programs.  These decreases were partially offset by cash generated through improved collection of accounts receivable.  In 2010, cash was generated primarily by collections of accounts receivable and an increase in accrued expenses based on the timing of amounts owed to third parties.

Cash used in investing activities was $3 million for the three months ended March 31, 2011 versus $2.3 million for the same period in 2010.  In 2011, capital expenditures were $314,000 and were primarily related to the acquisition of manufacturing, office and computer equipment.  Capital expenditures in 2010 were $2.1 million and were related to the Company’s acquisition of certain technology components to complement its next generation enterprise solution for its Restaurant business.  For the period ended March 31, 2011, capitalized software costs were $2.7 million and were primarily associated with the Company’s next generation Hospitality software platforms.  In 2010, capitalized software costs of $128,000 were primarily associated with the Company’s Hospitality segment products.

Cash provided by financing activities was $4.5 million for the three months ended March 31, 2011 versus cash used of $2.1 million in 2010.  In 2011, the Company increased its short-term borrowings by $4.9 million, decreased its long-term debt by $409,000 and also benefited $14,000 from the exercise of employee stock options.  In 2010, the Company decreased its short-term borrowings by $2 million, decreased its long-term debt by $332,000 and also benefited $238,000 from the exercise of employee stock options.

The Company has a credit agreement with a bank under which the Company has a borrowing availability up to $20 million in the form of a line of credit.  This agreement allows the Company, at its option, to borrow funds at the LIBOR rate plus the applicable interest rate spread (1.26% at March 31, 2011) or at the bank’s prime lending rate (3.25% at March 31, 2011).  This agreement expires in June 2011.  At March 31, 2011, the Company had $4.9 million in borrowings outstanding under this agreement.  The weighted average interest rate paid by the Company was 1.9% during the first quarter of 2011.  This agreement contains certain loan covenants including leverage and fixed charge coverage ratios.  The Company is in compliance with these covenants at March 31, 2011.  This credit facility is secured by certain assets of the Company.

The Company borrowed $6 million under an unsecured term loan agreement, executed as an amendment to one of its then bank line of credit agreements, in connection with a prior business acquisition.  The loan provides for interest only payments in the first year and escalating principal payments through 2012. The loan bears interest at the LIBOR rate plus the applicable interest rate spread (1.26% at March 31, 2011) or at the bank’s prime lending rate (3.25% at March 31, 2011). The terms and conditions of the line of credit agreement described in the preceding paragraph also apply to the term loan.

  On March 11, 2011, the Company executed a commitment letter with the lenders of its existing credit facility.  The commitment initially provides the Company $20 million (with the option to increase to $30 million) in a working capital line of credit.  The terms and conditions of the commitment letter are consistent with those of the Company’s existing credit agreement, which will provide the Company with availability under the line of credit up to 36 months from the date of closing.  The committed credit facility will be secured by certain assets of the Company.  The commitment letter expires on June 16, 2011.

The Company entered into an interest rate swap agreement associated with the above $6 million loan, with principal and interest payments due through August 2012.  At March 31, 2011, the notional principal amount totaled $2.6 million.  This instrument was utilized by the Company to minimize significant unplanned fluctuations in earnings and cash flows caused by interest rate volatility.  The Company did not adopt hedge accounting, but rather records the fair market value adjustments through the consolidated statements of operations each period.  The associated fair value adjustment for the three months ended March 31, 2011 was $31,000 and is included as a decrease to interest expense.

The Company has a $1.5 million mortgage, collateralized by certain real estate.  The annual mortgage payment including interest totals $222,000.  The mortgage bears interest at a fixed rate of 5.75% and matures in 2019.

During fiscal year 2011, the Company anticipates that its capital requirements will be approximately $7 to $8 million.  The Company does not enter into long term contracts with its major Hospitality segment customers. The Company commits to purchasing inventory from its suppliers based on a combination of internal forecasts and the actual orders from customers.  This process, along with good relations with suppliers, minimizes the working capital investment required by the Company.  Although the Company lists two major customers, McDonald’s and Yum! Brands, it sells to hundreds of individual franchisees of these corporations, each of which is individually responsible for its own debts.  These broadly made sales substantially reduce the impact on the Company’s liquidity if one individual franchisee reduces the volume of its purchases from the Company in a given year.  The Company, based on internal forecasts, believes its existing cash and line of credit facilities and its anticipated operating cash flow will be sufficient to meet its cash requirements through at least the next twelve months.  However, the Company may be required, or could elect, to seek additional funding prior to that time.  The Company’s future capital requirements will depend on many factors including its rate of revenue growth, the timing and extent of spending to support product development efforts, expansion of sales and marketing, the timing of introductions of new products and enhancements to existing products, and market acceptance of its products.  The Company cannot assure that additional equity or debt financing will be available on acceptable terms or at all.  The Company’s sources of liquidity beyond twelve months, in management’s opinion, will be its cash balances on hand at that time, funds provided by operations, funds available through its lines of credit and the long-term credit facilities that it can arrange.

Recently Adopted Accounting Pronouncements

In December 2010, FASB issued ASU 2010-28 “Intangibles—Goodwill and Other (Topic 350)” (ASU 2010-28). Topic 350 is amended to clarify the requirement to test for impairment of goodwill. Topic 350 has required that goodwill be tested for impairment if the carrying amount of a reporting unit exceeds its fair value. Under ASU 2010-28, when the carrying amount of a reporting unit is zero or negative, goodwill of that reporting until shall be tested for impairment on an annual or interim basis if an event occurs or circumstances exist that indicate that it is more likely than not that a goodwill impairment exists.  An entity must assume that it is more likely than not that a goodwill impairment exists, perform an additional test to determine whether goodwill has been impaired and calculate the amount of that impairment. The modifications to ASC Topic 350 resulting from the issuance of ASU 2010-28 are effective for fiscal years beginning after December 15, 2010 and interim periods within those years. The adoption of this standard did not impact the consolidated financial statements.

In December 2010, the FASB issued ASU 2010-29 “Business Combinations (Topic 805) — Disclosure of Supplementary Pro Forma Information for Business Combinations” (ASU 2010-29). This standard update clarifies that, when presenting comparative financial statements, SEC registrants should disclose revenue and earnings of the combined entity as though the current period business combinations had occurred as of the beginning of the comparable prior annual reporting period only. The update also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective prospectively for material (either on an individual or aggregate basis) business combinations entered into in fiscal years beginning on or after December 15, 2010 with early adoption permitted. The adoption of this standard did not have a material impact on the consolidated financial statements as there were no business combinations in the current period.

In October 2009, the FASB issued ASU No. 2009-14, “Certain Revenue Arrangements That Include Software Elements.”  ASU No. 2009-14 amends guidance included within ASC Topic 985-605 to exclude tangible products containing software components and non-software components that function together to deliver the product’s essential functionality. Entities that sell joint hardware and software products that meet this scope exception will be required to follow the guidance of ASU No. 2009-13. ASU No. 2009-14 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The adoption of this standard did not have a material impact on the consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements.”  ASU No. 2009-13 amends guidance included within ASC Topic 605-25 to require an entity to use an estimated selling price when vendor specific objective evidence or acceptable third party evidence does not exist for any products or services included in a multiple element arrangement. The arrangement consideration should be allocated among the products and services based upon their relative selling prices, thus eliminating the use of the residual method of allocation. ASU No. 2009-13 also requires expanded qualitative and quantitative disclosures regarding significant judgments made and changes in applying this guidance. ASU No. 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The adoption of this standard did not have a material impact on the consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

At March 31, 2011, there are no recently issued accounting standards that will have a material impact on the Company when adopted in a future period.

Critical Accounting Policies

In our Annual Report on Form 10-K for the year ended December 31, 2010, we disclose accounting policies, referred to as critical accounting policies, that require management to use significant judgment or that require significant estimates.  Management regularly reviews the selection and application of our critical accounting policies.  There have been no updates to the critical accounting policies contained in our Annual Report on Form 10-K for the year ended December 31, 2010.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk inflation

Inflation had little effect on revenues and related costs during the first three months of 2011.  Management anticipates that margins will be maintained at acceptable levels to minimize the effects of inflation, if any.

interest rates

As of March 31, 2011, the Company has $7.4 million in variable debt.  The Company believes that an adverse change in interest rates of 100 basis points would not have a material impact on our business, financial condition, results of operations or cash flows.

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

Based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2011, the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”), conducted under the supervision of and with the participation of the Company’s chief executive officer and chief financial officer, such officers have concluded that the Company’s disclosure controls and procedures, which are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and designed to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is accumulated and communicated to management including the chief executive and financial officers, as appropriate, to allow timely decisions regarding required disclosures, are effective as of the Evaluation Date.

(b)	Changes in Internal Control over Financial Reporting.

There was no change in the Company’s internal controls over financial reporting, as defined in  Rule 13a-15(f) of the Exchange Act during the quarter ended March 31, 2011, that has materially affected, or is reasonably likely to materially affect, such internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1A.  Risk Factors

The Company is exposed to certain risk factors that may affect operations and/or financial results.  The significant factors known to the Company are described in the Company’s most recently filed Annual Report on Form 10-K.  There have been no material changes from the risk factors as previously disclosed in the Company’s Annual Report on Form 10-K.

Item 4.  Reserved

Item 5.  Other Information

On January 18, 2011, PAR Technology Corporation furnished a report on Form 8-K pursuant to Item 8.01 (Other Events) announcing that A. Edwin Soladay, President of the Company’s subsidiary ParTech, Inc. passed away unexpectedly at his home on Friday evening, January 14, as presented in the press release of January 17, 2011 and furnished thereto as an exhibit.

On February 9, 2011, PAR Technology Corporation furnished a report on Form 8-K pursuant to Item 2.02 (Results of Operations and Financial Condition) of that Form relating to its financial information for the quarter ended December 31, 2010, as presented in the press release of February 9, 2011 and furnished thereto as an exhibit.

On March 17, 2011, PAR Technology Corporation furnished a report on Form 8-K pursuant to Item 5.02 (Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Others) of that Form relating to the Retirement of Charles A. Constantino as Executive Vice President effective as of March 11, 2011.

Item 6.  Exhibits

List of Exhibits

Exhibit No.	Description of Instrument
31.1	Certification of Chairman of the Board, President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Vice President, Chief Financial Officer, Treasurer, and Chief Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

PAR TECHNOLOGY CORPORATION
(Registrant)

Date: May 16, 2011

/s/RONALD J. CASCIANO
Ronald J. Casciano
Vice President, Chief Financial Officer, Treasurer, and Chief Accounting Officer

Exhibit Index

Exhibit		Sequential Page Number
31.1	Certification of Chairman of the Board, President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	E-1
31.2	Certification of Vice President, Chief Financial Officer, Treasurer, and Chief Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	E-2
32.1

Certification of Chairman of the Board, President and Chief Executive Officer and Vice President, Chief Financial Officer, Treasurer, and Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350, as  adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
E-3