Form 10-Q
period 2011-06-30
PAR TECHNOLOGY CORP
filed 2011-08-22
CIK 708821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2011.  Commission File Number 1-9720

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

Large Accelerated Filer ☐	Accelerated Filer ☐	Non Accelerated Filer ☐	Smaller Reporting Company ☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The number of shares outstanding of registrant’s common stock, as of August 1, 2011 -   15,156,584  shares.

PAR TECHNOLOGY CORPORATION

TABLE OF CONTENTS
FORM 10-Q

PART I
FINANCIAL INFORMATION

Item Number		Page

Item 1.	Financial Statements (unaudited)

	Consolidated Statements of Operations for	1
	the three and six months ended June 30, 2011 and 2010

	Consolidated Statements of Comprehensive Income (Loss)	2
	for the three and six months ended June 30, 2011 and 2010

	Consolidated Balance Sheets at	3
	June 30, 2011 and December 31, 2010

	Consolidated Statements of Cash Flows	4
	for the six months ended June 30, 2011 and 2010

	Notes to Unaudited Interim Consolidated Financial Statements	5

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29

Item 4.	Controls and Procedures	29

	PART II
	OTHER INFORMATION

Item 1A.	Risk Factors	30

Item 4.	RESERVED	30

Item 5.	Other Information	30

Item 6.	Exhibits	32

Signatures		33

Exhibit Index		34

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
Net revenues:
Product	$23,990	$23,084	$46,874	$44,335
Service	18,037	16,862	34,178	36,101
Contract	16,258	16,268	33,080	33,897
	58,285	56,214	114,132	114,333
Costs of sales:
Product	15,021	15,006	29,102	29,391
Service	20,691	10,901	31,733	23,949
Contract	15,336	15,218	31,145	31,813
	51,048	41,125	91,980	85,153
Gross margin	7,237	15,089	22,152	29,180
Operating expenses:
Selling, general and administrative	10,157	9,781	20,065	19,321
Research and development	3,720	4,321	7,860	7,766
Impairment of goodwill and intangible assets	20,843	−	20,843	−
Amortization of identifiable intangible assets	205	235	410	469
	34,925	14,337	49,178	27,556

Operating income (loss)	(27,688)	752	(27,026)	1,624
Other income (expense), net	(157)	278	(129)	419
Interest expense	(67)	(71)	(115)	(142)
Income (loss) before provision for income taxes	(27,912)	959	(27,270)	1,901
(Provision) benefit for income taxes	10,064	(110)	9,826	(470)
Net income (loss)	$(17,848)	$849	$(17,444)	$1,431
Earnings (loss) per share
Basic	$(1.19)	$.06	$(1.17)	$.10
Diluted	$(1.19)	$.06	$(1.17)	$.10
Weighted average shares outstanding
Basic	14,996	14,800	14,960	14,751
Diluted	14,996	15,031	14,960	14,993

See notes to unaudited interim consolidated financial statements

PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
Net income (loss)	$(17,848)	$849	$(17,444)	$1,431
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	295	(148)	937	(214)
Comprehensive income (loss)	$(17,553)	$701	$(16,507)	$1,217

See notes to unaudited interim consolidated financial statements

PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
 (in thousands, except share amounts)
(unaudited)

	June 30,	December 31,
	2011	2010
Assets Current assets:
Cash and cash equivalents	$3,688	$6,781
Accounts receivable-net	37,154	43,517
Inventories-net	35,245	38,707
Income tax refunds	379	152
Deferred income taxes	10,136	5,719
Other current assets	3,775	3,067
Total current assets	90,377	97,943
Property, plant and equipment - net	5,646	5,796
Deferred income taxes	6,529	1,079
Goodwill	6,852	26,954
Intangible assets - net	14,229	10,389
Other assets	2,227	2,124
Total Assets	$125,860	$144,285
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$1,865	$1,711
Borrowings under lines of credit	3,000	−
Accounts payable	17,923	19,902
Accrued salaries and benefits	8,325	9,055
Accrued expenses	2,847	2,843
Customer deposits	956	2,286
Deferred service revenue	15,687	16,260
Total current liabilities	50,603	52,057
Long-term debt	1,772	2,744
Other long-term liabilities	2,870	2,725
Shareholders’ Equity:
Preferred stock, $.02 par value,
1,000,000 shares authorized	−	−
Common stock, $.02 par value,
29,000,000 shares authorized;
16,863,868 and 16,746,618 shares issued;
15,156,584 and 15,039,334 outstanding	337	335
Capital in excess of par value	42,625	42,264
Retained earnings	33,161	50,605
Accumulated other comprehensive income (loss)	324	(613)
Treasury stock, at cost, 1,707,284 shares	(5,832)	(5,832)
Total shareholders’ equity	70,615	86,759
Total Liabilities and Shareholders’ Equity	$125,860	$144,285

See notes to unaudited interim consolidated financial statements

PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the six months ended June 30,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$(17,444)	$1,431
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Impairment of goodwill and intangible assets	20,843	–
Depreciation and amortization	1,402	1,696
Provision for bad debts	328	487
Provision for obsolete inventory	8,640	360
Equity based compensation	231	13
Deferred income tax	(9,826)	698
Changes in operating assets and liabilities:
Accounts receivable	6,229	4,883
Inventories	(5,021)	(2,123)
Income tax refunds	(227)	(1,074)
Other current assets	(675)	(1,435)
Other assets	(86)	(59)
Accounts payable	(1,758)	2,225
Accrued salaries and benefits	(767)	729
Accrued expenses	(3)	(1,077)
Customer deposits	(1,330)	(545)
Deferred service revenue	(613)	(1,945)
Other long-term liabilities	145	103
Net cash provided by operating activities	68	4,367
Cash flows from investing activities:
Capital expenditures	(560)	(2,335)
Capitalization of software costs	(5,096)	(291)
Contingent purchase price paid on prior acquisitions	––	(33)
Net cash used in investing activities	(5,656)	(2,659)
Cash flows from financing activities:
Net borrowings (repayments) under line-of-credit agreements	3,000	(1,300)
Payments of long-term debt	(818)	(663)
Proceeds from the exercise of stock options	132	345
Net cash provided by (used in) financing activities	2,314	(1,618)
Effect of exchange rate changes on cash and cash equivalents	181	(54)
Net (decrease) increase in cash and cash equivalents	(3,093)	36
Cash and cash equivalents at beginning of period	6,781	3,907
Cash and cash equivalents at end of period	$3,688	$3,943
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$115	$201
Income taxes, net of refunds	153	638
See notes to unaudited interim consolidated financial statements

PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1.
The accompanying unaudited interim consolidated financial statements have been prepared by PAR Technology Corporation (the “Company” or “PAR”) in accordance with U.S. generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements.  Accordingly, these interim financial statements do not include all information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of the Company, such unaudited statements include all adjustments (which comprise only normal recurring accruals) necessary for a fair presentation of the results for such periods.  The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the results of operations to be expected for any future period.  The consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2010  included in the Company’s December 31, 2010 Annual Report to the Securities and Exchange Commission on Form 10-K.

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

The current economic conditions and the continued volatility in the financial markets, both in the U.S and in many other countries where the Company operates, have contributed and may continue to contribute to higher unemployment levels, decreased consumer spending, reduced credit availability and/or declining business and consumer confidence. Such conditions could have an impact on consumer purchases and/or retail customer purchases, which in turn could impact the buying conditions of the Company’s customers resulting in a reduction of sales, operating income and cash flows. This could have a material adverse effect on the Company’s business, financial condition and/or results of operations.  Additionally, disruptions in the credit and other financial markets and economic conditions could, among other things, impair the financial condition of one or more of the Company’s customers or suppliers, thereby increasing the risk of customer bad debts or non-performance by suppliers.

Certain amounts for prior periods have been reclassified to conform to the current period classification.

2.	The Company’s net accounts receivable consist of:

	(in thousands)
	June 30,	December 31,
	2011	2010
Government segment:
Billed	$11,676	$10,622
Advanced billings	(1,039)	(385)
	10,637	10,237
Hospitality segment:
Accounts receivable - net	24,895	32,083
Logistics Management segment:
Accounts receivable - net	1,622	1,197
	$37,154	$43,517

At June 30, 2011 and December 31, 2010, the Company had recorded allowances for doubtful accounts of $1,494,000 and $1,619,000, respectively, primarily against Hospitality accounts receivable.

3.
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

As part of its quarterly financial close process, the Company determined that as a result of the decline in the stock price that occurred during the second quarter, a goodwill impairment triggering event had occurred.  The fair value of the Company’s common shares declined from $4.60 per share at April 1, 2011 to $3.83 per share at June 30, 2011, resulting in the Company no longer being able to reconcile the aggregate fair value of its reporting units to its market capitalization after consideration of a reasonable control premium.  Although there was no significant adverse change to the long term financial outlook of any of its reporting units, the Company concluded that a triggering event had occurred, and as a result, performed additional analyses over the valuation of its reporting units in accordance with Accounting Standards Codification (ASC) Topic 350, Intangibles – Goodwill and Other.  The goodwill impairment identified by the Company was within the Restaurant and Hotel / Spa reporting units of its Hospitality segment.  The fair value of the Government reporting unit was substantially in excess of its carrying value; therefore, no goodwill impairment was noted.

The Company utilizes three methodologies in performing its goodwill impairment test for each reporting unit.  These methodologies include both an income approach, namely a discounted cash flow method, and two market approaches, namely the guideline public company method and quoted price method.  The discounted cash flow method was weighted 80% in the fair value calculation, while the public company method and quoted price method were weighted each at 10% of the fair value calculation.  The valuation methodologies and weightings used in the current year are generally consistent with those used in the Company’s annual impairment test.

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

Key assumptions within the Company’s discounted cash flow model include projected financial operating results, a long term growth rate ranging from 4% to 5% (beyond 5 years) and discount rates ranging from 17% to 27%, depending on the reporting unit.  As stated above, as the discounted cash flow method derives value from the present value of a projected level of income stream, a modification to the Company’s projected operating results including changes to the long term growth rate, could impact the fair value.  The present value of the cash flows is determined using a discount rate that was based on the capital structure and capital costs of comparable public companies as well as company-specific risk premium, as identified by the Company.  A change to the discount rate could impact the fair value determination.

The financial projections used within the discounted cash flow models were generally consistent with those used as part of the Company’s fiscal year 2010 goodwill impairment test performed within the fourth quarter of 2010.  Furthermore, the long term growth rates remained constant, reflective of the Company’s belief that there was no adverse change to the long term financial outlook of its reporting units.  However, given the decline in the Company’s stock price experienced during the second quarter, the Company determined it prudent to utilize higher discount rates in its valuation, which the Company believes is reflective of the perceived market risk that is reducing the fair value of the Company’s stock.  The Company believes that the assumptions used within its discounted cash flow estimates were appropriate in the circumstances.

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

The most critical assumption underlying the market approaches utilized by the Company are the comparable companies utilized.  Each market approach described above estimates revenue and earnings multiples for the Company based on its comparable companies.  As such, a change to the comparable companies could have an impact on the fair value determination.

After recording the goodwill impairment charge, the Company has reconciled the aggregate estimated fair value of the reporting units to the market capitalization of the consolidated Company including a control premium that is consistent with the premium observed in prior annual impairment tests.

The following table reflects the changes in goodwill during the period (in thousands):

	(in thousands)
	June 30,	December 31,
	2011	2010
Balance at beginning of the period	$26,954	$26,635
Impairment of goodwill	(20,263)	─
Change in foreign exchange rates during the period	161	319
Balance at end of period	$6,852	$26,954

4.	Inventories are primarily used in the manufacture and service of Hospitality products. The compo-nents of inventory consist of the following:

	(in thousands)
	June 30,	December 31,
	2011	2010
Finished Goods	$18,115	$13,913
Work in process	1,157	959
Component parts	6,777	7,228
Service parts	9,196	16,607
	$35,245	$38,707

During the three and six months ended June 30, 2011, the Company recorded a charge of $7.7 million recorded associated with the write down of service parts inventory related to discontinued products.  This charge was recorded as the result of an acceleration of technology upgrade programs by two of the Company’s major customers and an overall change in customer requirements as a result of these upgrades.  As part of these programs, the Company’s customers were required to upgrade their existing hardware in support of new software utilized at their respective restaurants.

5.
The Company capitalizes certain costs related to the development of computer software sold by its Hospitality segment. Software development costs incurred prior to establishing technological feasibility are charged to operations and included in research and development costs.  Software development costs incurred after establishing feasibility are capitalized and amortized on a product-by-product basis when the product is available for general release to customers.  Annual amortization, charged to cost of sales when the product is available for general release to customers,, is computed using the greater of (a) the straight-line method over the remaining estimated economic life of the product, generally three to five years or (b) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product. Amortization of capitalized software costs for the three and six months ended June 30, 2011 was $128,000 and $282,000, respectively.  Amortization for the three and six months ended June 30, 2010 was $209,000 and $427,000, respectively.

The Company acquired identifiable intangible assets in connection with its acquisitions in prior years.  Amortization of identifiable intangible assets for the three and six months ended June 30, 2011 was $205,000 and $410,000, respectively.  Amortization for the three and six months ended June 30, 2010 was $235,000 and $469,000, respectively.

The components of identifiable intangible assets are:

	(in thousands)
	June 30,	December 31,
	2011	2010
Software costs	$17,256	$12,161
Customer relationships	4,519	4,519
Trademarks (non-amortizable)	2,170	2,750
Other	620	620
	24,565	20,050
Less accumulated amortization	(10,336)	(9,661)
	$14,229	$10,389

The future amortization of these intangible assets is as follows (in thousands):

2011	$1,048
2012	1,992
2013	1,512
2014	1,506
2015	1,506
Thereafter	4,495
$12,059

In conjunction with its quarterly financial close process, the Company reevaluated its indefinite lived intangibles and determined that two of its tradenames within its Hospitality segment should no longer be considered to have indefinite lives.  This determination was made after consideration of the Company’s planned use of these tradenames in future periods.  As such, the Company utilized the royalty method to estimate the fair values of the two specific trade names in question as of June 30, 2011.  As a result of this estimate, the Company recorded an impairment charge of $580,000 during the quarter ended June 30, 2011.  The residual value of the aforementioned trade names will be amortized over their remaining useful lives.

6.
The Company applies the fair value recognition provisions of ASC Topic 718 Stock-Based Compensation.  Total stock-based compensation expense included within operating expenses for the three and six months ended June 30, 2011 was $194,000 and $231,000, respectively.  These amounts were recorded net of benefit of $61,000, as the result of forfeitures of unvested stock options prior to the completion of the requisite service period.  Total stock-based compensation expense included within operating expenses for the three and six months ended June 30, 2010 was $32,000 and $13,000, respectively.  These amounts were recorded net of benefits of $72,000 and $211,000 for the three and six months ended June 30, 2010, respectively, as the result of forfeitures of unvested stock options prior to the completion of the requisite service period.  At June 30, 2011, the unrecognized compensation expense related to non-vested equity awards was $1.1 million (net of estimated forfeitures), which is expected to be recognized as compensation expense in fiscal years 2011 through 2015.

7.
Earnings per share is calculated in accordance with ASC Topic 260, which specifies the computation, presentation and disclosure requirements for earnings per share (EPS).  It requires the presentation of basic and diluted EPS.  Basic EPS excludes all dilution and is based upon the weighted average number of common shares outstanding during the period.  Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock.  For the three and six months ended June 30, 2011, 14,000 and 40,000, respectively, of incremental shares from the assumed exercise of stock options were not included in the computation of diluted earnings per share because of the anti-dilutive effect on earnings per share.

The following is a reconciliation of the weighted average shares outstanding for the basic and diluted EPS computations (in thousands, except per share data):

	For the three months ended June 30,
	2011	2010
Net income (loss)	$(17,848)	$849

Basic:
Shares outstanding at beginning of period	14,934	14,752
Weighted average shares issued during the period	62	48
Weighted average common shares, basic	14,996	14,800
Earnings (loss) per common share, basic	$(1.19)	$.06
Diluted:
Weighted average common shares, basic	14,996	14,800
Weighted average shares issued during the period	─	46
Dilutive impact of stock options and restricted stock awards	─	185
Weighted average common shares, diluted	14,996	15,031
Earnings (loss) per common share, diluted	$(1.19)	$.06

	For the six months ended June 30,
	2011	2010
Net income (loss)	$(17,444)	$1,431

Basic:
Shares outstanding at beginning of period	14,909	14,677
Weighted average shares issued during the period	51	74
Weighted average common shares, basic	14,960	14,751
Earnings (loss) per common share, basic	$(1.17)	$.10
Diluted:
Weighted average common shares, basic	14,960	14,751
Weighted average shares issued during the period	─	71
Dilutive impact of stock options and restricted stock awards	─	171
Weighted average common shares, diluted	14,960	14,993
Earnings (loss) per common share, diluted	$(1.17)	$.10

8.	The Company utilizes the fair value provisions of ASC Topic 820 Fair Value Measurements and Disclosures. ASC Topic 820 describes a fair value hierarchy based upon three levels of input, which are:

Level 1 − quoted prices in active markets for identical assets or liabilities (observable)
Level 2 − inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in inactive markets, or other inputs that are observable market data for essentially the full term of the asset or liability (observable)
Level 3 − unobservable inputs that are supported by little or no market activity, but are significant to determining the fair value of the asset or liability (unobservable)

The Company’s interest rate swap agreement is valued at the amount the Company would have expected to pay to terminate the agreement.  The fair value determination is based upon the present value of expected future cash flows using the LIBOR rate, plus an applicable interest rate spread, a technique classified within Level 2 of the valuation hierarchy described above.  At June 30, 2011, the fair value of the Company’s interest rate swap included an unrealized loss of $70,000, and is included as a component of accrued expenses within the Consolidated Balance Sheet.  The associated fair value adjustments for the three and six months ended June 30, 2011 and 2010 were $27,000 and $58,000, respectively, and $30,000 and $51,000, respectively, and are recorded as decreases to interest expense.

9.	The Company’s reportable segments are strategic business units that have separate management teams and infrastructures that offer different products and services.

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

Information as to the Company’s segments is set forth below:

	(in thousands)
	For the three months		For the six months
	ended June 30,		ended June 30,
	2011	2010	2011	2010

Net revenues:
Hospitality	$40,183	$38,422	$77,537	$77,941
Government	16,258	16,268	33,080	33,897
Logistics Management	1,844	1,524	3,515	2,495
Total	$58,285	$56,214	$114,132	$114,333

Operating income (loss):
Hospitality	$(27,785)	$371	$(27,503)	$888
Government	865	943	1,823	1,822
Logistics Management	(530)	(530)	(1,069)	(1,073)
Other	(238)	(32)	(277)	(13)
	(27,688)	752	(27,026)	1,624
Other income, net	(157)	278	(129)	419
Interest expense	(67)	(71)	(115)	(142)
Income (loss) before provision
for income taxes	$(27,912)	$959	$(27,270)	$1,901

Depreciation and amortization:
Hospitality	$568	$735	$1,157	$1,456
Government	21	20	40	41
Logistics Management	8	5	14	12
Other	95	87	191	187
Total	$692	$847	$1,402	$1,696

Capital expenditures:
Hospitality	$2,564	$307	$5,547	$2,475
Government	20	2	20	44
Logistics Management	16	7	26	13
Other	8	36	63	94
Total	$2,608	$352	$5,656	$2,626

Revenues by geographic area:
United States	$50,919	$50,460	$100,540	$102,977
Other Countries	7,366	5,754	13,592	11,356
Total	$58,285	$56,214	$114,132	$114,333

The following table represents identifiable assets by business segment:

	(in thousands)
	June 30,	December 31,
	2011	2010
Identifiable assets:
Hospitality	$98,249	$119,237
Government	11,905	11,627
Logistics Management	3,373	3,398
Other	12,333	10,023
Total	$125,860	$144,285

The following table represents identifiable assets by geographic area based on the location of the assets:

	(in thousands)
	June 30,	December 31,
	2011	2010
United States	$114,271	$133,385
Other Countries	11,589	10,900
Total	$125,860	$144,285

The following table represents Goodwill by business segment:

	(in thousands)
	June 30,	December 31,
	2011	2010
Hospitality	$6,116	$26,218
Government	736	736
Total	$6,852	$26,954

Customers comprising 10% or more of the Company’s total revenues are summarized as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Hospitality segment:
McDonald’s Corporation	28%	29%	29%	31%
Yum! Brands, Inc.	12%	11%	12%	11%
Government segment:
U.S. Department of Defense	28%	29%	29%	30%
All Others	32%	31%	30%	28%
	100%	100%	100%	100%

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

The Company’s products sold in the Hospitality segment are utilized in a range of applications by thousands of customers.  The Company faces competition across all of its markets within the Hospitality segment, competing primarily on the basis of product design, features and functionality, quality and reliability, price, customer service, and delivery capability.  PAR’s global infrastructure and reach as a technology solutions provider to hospitality customers is an important competitive advantage, as it allows the Company to provide innovative systems, with significant global deployment capability, to its multinational customers such as McDonald’s, Yum! Brands, Subway, Baskin-Robbins, CKE Restaurants and the Mandarin Oriental Hotel Group.  PAR’s continuing strategy is to provide complete integrated technology solutions and services with excellent customer service in the markets in which it participates.  The Company conducts its research and development efforts to create innovative technology offerings that meet and exceed  customer requirements and also have a high probability for broader market appeal and success.

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

Approximately 29% of the Company’s revenues are generated by its government business. The operational performance of PAR’s Government segment translates into consistently winning new contracts, extended contracts, and renewed contracts.  PAR provides its clients the technical expertise necessary to operate and maintain complex technology systems utilized by government organizations.  The Company experienced lower than expected revenues during the first six months of 2011 as a result of delays in new contract starts due to the Congressional impasse on the Government Fiscal Year 2011 budget and lower pass-though revenues.  The general uncertainty in U.S. defense spending for the balance of the calendar year may impact the growth of this business segment on a year-over-year basis.

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

   As part of its quarterly financial close process, the Company determined that as a result of the decline in the stock price that occurred during the second quarter, a goodwill impairment triggering event had occurred.  The fair value of the Company’s common shares declined from $4.60 per share at April 1, 2011 to $3.83 per share at June 30, 2011, resulting in the Company no longer being able to reconcile the aggregate fair value of its reporting units to its market capitalization after consideration of a reasonable control premium.  Although there was no significant adverse change to the long term financial outlook of any of its businesses, the Company concluded that a triggering event had occurred and as a result, performed additional analyses over the valuation of its reporting units in accordance with the relevant accounting rules, recording a non-cash impairment charge of $20.2 million to its goodwill.  In addition, as part of this goodwill triggering event assessment, the Company recorded an impairment charge of $580,000 associated with its indefinite lived intangible assets.

   The Company utilizes three methodologies in performing its goodwill impairment test for each reporting unit.  These methodologies include both an income approach, namely a discounted cash flow method, and two market approaches, namely the guideline public company method and quoted price method.  The discounted cash flow method was weighted 80% in the fair value calculation, while the public company method and quoted price method were weighted each at 10% of the fair value calculation.  The valuation methodologies and weightings used in the current year are generally consistent with those used in the Company’s annual impairment test.

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

Key assumptions within the Company’s discounted cash flow model include projected financial operating results, a long term growth rate ranging from 4% to 5% (beyond 5 years) and discount rates ranging from 17% to 27%, depending on the reporting unit.  As stated above, as the discounted cash flow method derives value from the present value of a projected level of income stream, a modification to the Company’s projected operating results including changes to the long term growth rate, could impact the fair value.  The present value of the cash flows is determined using a discount rate that was based on the capital structure and capital costs of comparable public companies as well as company-specific risk premium, as identified by the Company.  A change to the discount rate could impact the fair value determination.

    The financial projections used within the discounted cash flow models were generally consistent with those used as part of the Company’s fiscal year 2010 goodwill impairment test performed within the fourth quarter of 2010.  Furthermore, the long term growth rates remained constant, reflective of the Company’s belief that there was no adverse change to the long term financial outlook of its reporting units.  However, given the decline in the Company’s stock price experienced during the second quarter, the Company determined it prudent to utilize higher discount rates in its valuation, which the Company believes is reflective of the perceived market risk that is reducing the fair value of the Company’s stock.  The Company believes that the assumptions used within its discounted cash flow estimates were appropriate in the circumstances.

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

    The public company method and quoted price method of appraisal are based on the premise that pricing multiples of publicly traded companies can be used as a tool to be applied in valuing closely held companies.  The mechanis of the method require the use of the stock price in conjunction with other factors to create a pricing multiple that can be used, with certain adjustments, to apply against the subject’s similar factor to determine an estimate of value for the subject company.  The Company considered these methods appropriate as they provide an indication of fair value as supported by current market conditions.  The Company established its weighting at 10% of the fair value calculation for each method.

    The most critical assumption underlying the market approaches utilized by the Company are the comparable companies utilized.  Each market approach described above estimates revenue and earnings multiples for the Company based on its comparable companies.  As such, a change to the comparable companies could have an impact on the fair value determination.

    After recording the goodwill impairment charge, the Company has reconciled the aggregate estimated fair value of the reporting units to the market capitalization of the consolidated Company including a control premium that is consistent with the premium observed in prior annual impairment tests.

Results of Operations —
Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

The Company reported revenues of $58.3 million for the quarter ended June 30, 2011, an increase of 4% from the $56.2 million reported for the quarter ended June 30, 2010.  The Company’s net loss for the quarter ended June 30, 2011 was $17.8 million, or $1.19 loss per diluted share, compared to a net income of $849,000 or $0.06 earnings per diluted share for the same period in 2010.  The results of 2011include pre-tax non-recurring charges of $29.4 million.  Of this amount, $20.8 million was a non-cash charge related to the impairment of the Company’s goodwill and intangible assets.  The remaining $8.6 million in charges was related to the write-down of certain inventory associated with discontinued products, as well as severance and office closure costs.

Product revenues were $24 million for the quarter ended June 30, 2011, an increase of 4 % from the $23.1 million recorded in 2010.  This increase was the result of a 34% increase in international revenues primarily due to sales to McDonald’s in Europe and China.  Also contributing to the increases were domestic sales to Baskin-Robbins and a 12% increase in sales associated with the Company’s Logistics Management business.  Partially offsetting these increases was a decline in domestic sales to McDonald’s as their significant upgrade programs is nearing completion.

Customer service revenue primarily includes installation, software maintenance, training, twenty-four hour help desk support and various depot and on-site service options.  Customer service revenues were $18 million for the quarter June 30, 2011, an increase of 7% from the $16.9 million reported for the same period in 2010.  This increase is driven by higher installation and contract revenues associated with new restaurant upgrades, partially offset by a decline in depot service revenue as a consequence of the aforementioned upgrades.  Lastly, service revenue associated with the Company’s Logistics Management business increased 47% as it continues to grow its overall installation base.

Contract revenues were $16.3 million for the quarter ended June 30, 2011, flat from the same period in 2010.  This consistency reflects the slow pace at which funding has been authorized for new and renewal contracts.

Product margins for the quarter ended June 30, 2011 were 37.4%, an increase from 35% for the same period in 2010.  This improvement was primarily the result of an improved product mix resulting from an increase in the volume of terminals sold relative to related peripherals as well as various cost reduction and efficiency improvement efforts implemented across the Company’s hospitality businesses.  Lastly, product margins were favorably impacted by a 23% increase in software sales over the quarter driven by an increase in sales to Baskin-Robbins.

Customer service margins were a negative 14.7% for the quarter ended June 30, 2011, compared to 35.4% for the same period in 2010.  This decrease was primarily the result of a charge of $7.7 million recorded associated with the write down of service parts inventory related to discontinued products.  This charge was recorded as the result of an acceleration of technology upgrade programs by two of the Company’s major customers and an overall change in customer requirements as a result of these upgrades.  As part of these programs, the Company’s customers were required to upgrade their existing hardware in support of new software utilized at their respective restaurants.  Service margin was also adversely impacted by a reduction in depot service revenue, which generally earns higher margin than other sources of service revenue.

Contract margins were 5.7% for the quarter ended June 30, 2011, compared to 6.5% for the same period in 2010.  This decrease was due to less favorable contract mix as compared to the previous period.  The most significant components of contract costs in 2011 and 2010 were labor and fringe benefits.  For the second quarter of 2011, labor and fringe benefits were $11.7 million or 76% of contract costs compared to $11.9 million or 78% of contract costs for the same period in 2010.

Selling, general and administrative expenses for the quarter ended June 30, 2011 were $10.2 million, an increase from $9.8 million for the same period in 2010.  Total expense for 2011 included non-recurring charges of $600,000 related to severance and office closure as the Company restructures its operations.  Exclusive of the aforementioned charges, selling, general and administrative expenses would have been lower than 2010 as the Company executes on various cost reduction strategies.

Research and development expenses were $3.7 million for the quarter ended June 30, 2011, a decrease from the $4.3 million for the same period in 2010.  This decrease was associated with the Company capitalizing the development costs associated with its next generation Hospitality software platforms.  This decrease was partially offset by an increase in expense associated with the Company’s Logistics Management business.

     The Company recorded a non-cash impairment charge of $20.2 million to its goodwill, which was the result of the reduction in PAR’s stock price through the second quarter.  As a result of this reduction, the Company determined an impairment of goodwill had occurred and in accordance with the relevant accounting rules, recorded the aforementioned charge.  This Company does not believe there has been an adverse change to the long term outlook of its businesses.  In addition to the aforementioned goodwill impairment charge, as part of this analysis, the Company recorded an impairment charge of $580,000 associated with its indefinite lived intangible assets.

Amortization of identifiable intangible assets was $205,000 for the quarter ended June 30, 2011, compared to $235,000 for the same period in 2010.  This decrease was due to certain intangible assets becoming fully amortized in 2010.

Other expense, net was $157,000 for the quarter ended June 30, 2011 compared to other income, net of $278,000 for the same period in 2010.  Other income primarily includes rental income, income from the sale of certain assets, finance charges and foreign currency gains and losses.  The decrease is primarily attributable to foreign currency losses incurred on the closure of certain international offices during the period.

Interest expense primarily represents interest charged on the Company’s short-term borrowing requirements from banks and from long-term debt.  Interest expense was $67,000 for the quarter ended June 30, 2011 as compared to $71,000 for the same period in 2010.  The decrease is due to a lower borrowing rate, combined with a favorable fair value adjustment on its interest rate swap.  These decreases were partially offset by a higher average borrowing in 2011 versus 2010.

For the quarter ended June 30, 2011, the Company’s expected effective income tax benefit based on projected pre-tax loss was 36.1%.  This compares to an expected effective income tax rate of 11.5% for the same quarter in 2010.  The variance from the federal statutory rate in 2011 was primarily due to the establishment of a valuation allowance related to certain deferred tax assets, partially offset by research credits generated.  The valuation allowance was established as the Company determined that certain state net operating loss carryforwards and current foreign tax credits generated may not be fully realized.   The variance from the federal statutory rate in 2010 was primarily due to the reversal of a valuation allowance of $230,000 on certain deferred tax assets as the result of the Company’s tax planning strategies and research credits generated.

Results of Operations —
Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

The Company reported revenues of $114.1 million for the six months ended June 30, 2011, realatively flat from the $114.3 million reported for the same period in 2010.  The Company’s net loss for the six months ended June 30, 2011 was $17.4 million, or $1.17 loss per diluted share, compared to a net income of $1.4 million or $0.10 earnings per diluted share for the same period in 2010.  The results of 2011 include pre-tax charges of $29.4 million.  Of this amount, $20.8 million was a non-cash charge related to the impairment of the Company’s goodwill and intangible assets.  The remaining $8.6 million in charges was related to the write-down of certain inventory associated with discontinued products, as well severance and office closure costs.

Product revenues were $46.9 million for the six months ended June 30, 2011, an increase of 6% from the $44.3 million recorded in 2010.  This increase was the result of a 26% increase in international revenues primarily due to sales to McDonald’s in Europe and China.  Also contributing to the increases were domestic sales to Baskin-Robbins, Subway, YUM! Brands, and a 44% increase in sales associated with the Company’s Logistics Management business.  Partially offsetting these increases was a decline in domestic sales to McDonald’s as their significant upgrade programs is nearing completion.

Customer service revenue primarily includes installation, software maintenance, training, twenty-four hour help desk support and various depot and on-site service options.  Customer service revenues were $34.2 million for the six months ended June 30, 2011, a decrease of 5% from the $36.1 million reported for the same period in 2010.  This decrease is mostly associated with a decrease in installation revenue, specifically with McDonald’s, as they continue to utilize other systems integrators to execute on their aggressive technology upgrade objective.  This decrease was partially offset by increases in field service revenue associated with the Company’s Restaurant business, as well as an increase in service revenue associated with the Company’s Logistics Management business. which increased 35% year over year.

Contract revenues were $33.1 million for the six months ended, June 30, 2011, a decrease of 2% when compared to the $33.9 million for the same period in 2010.  This decrease reflects the slow pace at which funding has been authorized for new and renewal contracts.

Product margins for the six months ended June 30, 2011 were 37.9%, an increase from 33.7% for the same period in 2010.  This improvement was primarily the result of an improved product mix resulting from an increase in the volume of terminals sold relative to related peripherals as well as various cost reduction and efficiency improvement efforts implemented across the Company’s hospitality businesses.  Lastly, product margins were favorably impacted by a 19% increase in software sales over the quarter driven by an increase in sales to Baskin-Robbins.

Customer service margins were 7.1% for the six months ended June 30, 2011, compared to 33.7% for the same period in 2010.  This decrease was primarily the result of a charge of $7.7 million recorded associated with the write down of service parts inventory related to discontinued products.  This charge was recorded as the result of an acceleration of technology upgrade programs by two of the Company’s major customers and an overall change in customer requirements as a result of these upgrades.  As part of these programs, the Company’s customers were required to upgrade their existing hardware in support of new software utilized at their respective restaurants.

Contract margins were 5.8% for the six months ended June 30, 2011, compared to 6.1% for the same period in 2010.  This decrease was due to less favorable contract mix as compared to the previous period.  The most significant components of contract costs in 2011 and 2010 were labor and fringe benefits.  For 2011, labor and fringe benefits were $24.2 million or 78% of contract costs compared to $25 million or 78% of contract costs for the same period in 2010.

Selling, general and administrative expenses for the six months ended June 30, 2011 were $20.1 million, an increase from the $19.3 million for the same period in 2010.  Total expense for 2011 included non-recurring charges of $600,000 related to severance and office closure as the Company restructures its operations.  Exclusive of the aforementioned charges, selling, general and administrative expenses were relatively flat as compared to the same period in 2010 reflective of an increase in sales and marketing expenses associated with its Hospitality businesses, offset by cost reductions executed at its other businesses.

Research and development expenses were $7.9 million for the six months ended June 30, 2011, an increase from $7.8 million for the same period in 2010.  The increase was the result of increased research and development expenditures in support of the Company’s next generation software platforms for its Hospitality businesses, partially offset by the capitalization of development costs associated with the aforementioned platforms.  Additionally, part of this increase is associated with the growth of the Company’s Logistics Management business.

The Company recorded a non-cash impairment charge of $20.2 million to its goodwill, which was the result of the reduction in PAR’s stock price through the second quarter.  As a result of this reduction, the Company determined an impairment of goodwill had occurred and in accordance with the relevant accounting rules, recorded the aforementioned charge.  This Company does not believe there has been an adverse change to the long term outlook of its businesses.  In addition to the aforementioned goodwill impairment charge, as part of this analysis, the Company recorded an impairment charge of $580,000 associated with its indefinite lived intangible assets.

Amortization of identifiable intangible assets was $410,000 for the six months ended June 30, 2011, compared to $469,000 for the same period in 2010.  This decrease was due to certain intangible assets becoming fully amortized in 2010.

Other expense, net, was $129,000 for the six months ended June 30, 2011 compared to other income, net of $419,000 for the same period in 2010.  Other income primarily includes rental income, income from the sale of certain assets, finance charges and foreign currency gains and losses.  The decrease is primarily attributable to foreign currency losses incurred on the closure of certain international offices during the period.

Interest expense primarily represents interest charged on the Company’s short-term borrowing requirements from banks and from long-term debt.  Interest expense was $115,000 for the six months ended June 30, 2011 as compared to $142,000 for the same period in 2010.  The decrease is due to a lower borrowing rate, combined with a favorable fair value adjustment on its interest rate swap.  These decreases were partially offset by a higher average borrowing in 2011 versus 2010.

For the six months ended June 30, 2011, the Company’s expected effective income tax benefit based on projected pre-tax loss was 36%.  This compares to an expected income tax rate of 24.7% for the same period in 2010.  The variance from the federal statutory rate in 2011 was primarily due to the establishment of a valuation allowance related to certain deferred tax assets, partially offset by research credits.  The valuation allowance was established as the Company determined that certain state net operating loss carryforwards and current foreign tax credits generated may not be fully realized.  The variance from the federal statutory rate in 2010 was primarily due to the reversal of a valuation allowance of $230,000 on certain deferred tax assets as the result of the Company’s tax planning strategies and research credits generated.

Liquidity and Capital Resources

The Company’s primary sources of liquidity have been cash flow from operations and its bank line of credit.  Cash provided by operations was $68,000 for the six months ended June 30, 2011 compared to $4.4 million for the same period in 2010.  In 2011, cash was used primarily to increase inventory in anticipation of future orders as well as to decrease accounts payable due to the timing of vendor payments.  This was partially offset by a decrease in accounts receivable due to the timing of collections of advanced service and maintenance contract billings.  In 2010, cash was generated primarily by collections of accounts receivable due to the timing of collections of advance service and maintenance billings, as well as an increase in accounts payable due to the timing of vendor payments.  These increases were partially offset by an increase in inventory in support of forecast requirements.

Cash used in investing activities was $5.7 million for the six months ended June 30, 2011 versus $2.7 million for the same period in 2010.  In 2011, capital expenditures were $560,000 and were primarily for manufacturing, office and computer equipment.  Capitalized software was $5.1 million and was associated with the Company’s next generation Hospitality software platforms.  In 2010, capital expenditures were $2.3 million and were primarily related to the Company’s acquisition of certain technology components to compliment its next generation enterprise solution for its Restaurant business.  Capitalized software costs relating to software development of Hospitality segment products were $291,000 in 2010.

Cash provided by financing activities was $2.3 million for the six months ended June 30, 2011 versus cash used of $1.6 million in 2010.  In 2011, the Company increased its short-term borrowings by $3 million in support of its operating cash needs, and decreased its long-term debt by $818,000.  The Company also benefited $132,000 from the exercise of employee stock options.  In 2010, the Company decreased its short-term borrowings by $1.3 million, decreased its long-term debt by $663,000 and also benefited $345,000 from the exercise of employee stock options.

On June 6, 2011, the Company executed a new credit agreement with its lenders of its credit facility.  This credit facility provides the Company borrowing availability up to $20 million (with the option to increase to $30 million) in the form of a line of credit.  This agreement allows the Company, at its option, to borrow funds at the LIBOR rate plus the applicable interest rate spread (1.21% at June 30, 2011) or at the bank’s prime lending rate (3.25% at June 30, 2011).  This agreement expires in June 2014.  At June 30, 2011, the Company had $3 million outstanding under this agreement.  The weighted average interest rate paid by the Company was 2.5% during the second quarter of 2011.  This agreement contains certain loan covenants including leverage and fixed charge coverage ratios.  In July 2011, this agreement was amended to exclude specific non-recurring charges recorded by the Company in the second quarter of 2011 from all debt covenant calculations in 2011 and through June 30, 2012.  The Company is in compliance with these amended covenants at June 30, 2011.  This credit facility is secured by certain assets of the Company.

The Company borrowed $6 million under an unsecured term loan agreement, in connection with a prior business acquisition.  This loan is part of its existing credit facility and provides for interest only payments in the first year and escalating principal payments through 2012. The loan bears interest at the LIBOR rate plus the applicable interest rate spread ( 1.21% at June 30, 2011) or at the bank’s prime lending rate (3.25% at June 30, 2011). The terms and conditions of the line of credit agreement described in the preceding paragraph also apply to the term loan.

The Company entered into an interest rate swap agreement associated with the above $6 million loan, with principal and interest payments due through August 2012.  At June 30, 2011, the notional principal amount totaled $2.2 million.  This instrument was utilized by the Company to minimize significant unplanned fluctuations in earnings and cash flows caused by interest rate volatility.  The Company did not adopt hedge accounting, but rather records the fair market value adjustments through the consolidated statements of operations each period.  The associated fair value adjustment for the three and six months ended June 30, 2011 were $27,000 and $58,000, respectively, and were recorded as decreases to interest expense.

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

Recent Accounting Pronouncements

In December 2010, FASB issued ASU 2010-28 “Intangibles—Goodwill and Other (Topic 350)” (ASU 2010-28). Topic 350 is amended to clarify the requirement to test for impairment of goodwill.  Topic 350 has required that goodwill be tested for impairment if the carrying amount of a reporting unit exceeds its fair value.  Under ASU 2010-28, when the carrying amount of a reporting unit is zero or negative, goodwill of that reporting unit shall be tested for impairment on an annual or interim basis if an event occurs or circumstances exist that indicate that it is more likely than not that a goodwill impairment exists.  The modifications to ASC Topic 350 resulting from the issuance of ASU 2010-28 are effective for fiscal years beginning after December 15, 2010 and interim periods within those years. The adoption of this standard did not impact the consolidated financial statements.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income.” This ASU intends to enhance comparability and transparency of other comprehensive income components. The guidance provides an option to present total comprehensive income, the components of net income and the components of other comprehensive income in a single continuous statement or two separate but consecutive statements. This ASU eliminates the option to present other comprehensive income components as part of the statement of changes in shareowners’ equity. The provisions of this ASU will be applied retrospectively for interim and annual periods beginning after December 15, 2011. Early application is permitted.  The Company is currently evaluating the impact of adopting this ASU.

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

Inflation had little effect on revenues and related costs during the six months ended June 30, 2011.  Management anticipates that margins will be maintained at acceptable levels to minimize the affects of inflation, if any.

interest rates

As of June 30, 2011, the Company has $5.2 million in variable debt.  The Company believes that an adverse change in interest rates of 100 basis points would not have a material impact on our business, financial condition, results of operations or cash flows.

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

Based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2011, the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”), conducted under the supervision of and with the participation of the Company’s chief executive officer and chief financial officer, such officers have concluded that the Company’s disclosure controls and procedures, which are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and designed to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is accumulated and communicated to management including the chief executive and financial officers, as appropriate, to allow timely decisions regarding required disclosures, are effective as of the Evaluation Date.

(b)	Changes in Internal Control over Financial Reporting.

There was no change in the Company’s internal controls over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, such internal controls over financial reporting.

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

Item 4.  Reserved

Item 5.  Other Information

On April 25, 2011, PAR Technology Corporation furnished a report on Form 8-K pursuant to Item 5.02 (Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers) (b) announcing the retirement of Dr. John W. Sammon as Chairman, CEO and President and (c), (d), (e) announcing the election of Paul B. Domorski as Class III Director, Chairman of the Board, President and Chief Executive Officer, as presented in the press release of April 25, 2011 and furnished thereto as an exhibit.

On April 27, 2011, PAR Technology Corporation furnished a report on Form 8-K pursuant to Item 2.02 (Results of Operations and Financial Condition) of that Form relating to its financial information for the quarter ended March 31, 2011, as presented in the press release of April 27, 2011 and furnished thereto as an exhibit.

    On May 3, 2011, following the recommendation of the Company’s Compensation Committee, the Company’s Board of Directors approved an increase to non-management Director Compensation for fiscal year 2011.  This change resulted in an increased Annual Retainer from $55,000 to $75,000 for the Chairman of the Audit Committee, an increase from $50,000 to $65,000 for all other Independent Directors, an elimination of the per meeting attendance fees and increased annual stock grants from 2,000 shares to 10,000 shares.  In addition, the Board approved the creation of an Annual Retainer of $50,000 for non-management directors who are not independent.  On May 3, 2011, the Board of Directors approved the grant of 10,000 restricted shares of the Corporation’s Common Stock.  These restricted shares vest as follows:  2,500 shares on August 3, 2011; 2,500 shares on November 3, 2011, 2,500 shares on February 3, 2012 and 2,500 shares on May 3, 2012.

On June 10, 2011, PAR Technology Corporation furnished a report on Form 8-K pursuant to Item 1.01 (Entry into a material definitive agreement) and Item 2.03 (Creation of a direct obligation or an obligation under an off-balance sheet arrangement of a registrant) amending and extending an existing credit facility with JP Morgan Chase Bank, N.A., NBT Bank, N.A. and Alliance Bank, N.A. as presented in the press release of June 6, 2011 and furnished thereto as an exhibit.

On June 21, 2011, PAR Technology Corporation furnished a report on Form 8-K pursuant to Item 5.07 (Submission of matters to a vote of security holders) of that Form relating to the annual meeting of the shareholders held on June 16, 2011 and the shareholders election of all the Company’s nominees for director, as presented in the press release of June 16, 2011 and furnished thereto as an exhibit.
.

Item 6.  Exhibits

List of Exhibits

Exhibit No.	Description of Instrument
10(iii)(A)	Employment Agreement Between PAR Technology Corporation and Paul B. Domorski
10.16	July 2011 – Amendment No. 1 to amended and restated credit agreement between JP Morgan Chase Bank, N.A., NBT Bank, N.A. and Alliance Bank, N.A.
31.1	Certification of Chairman of the Board and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Vice President, Chief Financial Officer, Treasurer, and Chief Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

PAR TECHNOLOGY CORPORATION
(Registrant)

Date: August 22, 2011

/s/RONALD J. CASCIANO
Ronald J. Casciano
Vice President, Chief Financial Officer, Treasurer, and Chief Accounting Officer

Exhibit Index

Exhibit		Sequential Page Number
10(iii)(A)	Employment Agreement Between PAR Technology Corporation and Paul B. Domorski	E-1
10.16	July 2011 – Amendment No. 1 to amended and restated credit agreement between JP Morgan Chase Bank, N.A., NBT Bank, N.A. and Alliance Bank, N.A.	E-2
31.1	Certification of Chairman of the Board and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	E-3
31.2	Certification of Vice President, Chief Financial Officer, Treasurer, and Chief Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	E-4
32.1

Certification of Chairman of the Board and Chief Executive Officer and Vice President, Chief Financial Officer, Treasurer, and Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350, as  adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
E-5