Form 10-Q
period 2011-09-30
PAR TECHNOLOGY CORP
filed 2011-11-10
CIK 708821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2011.  Commission File Number 1-9720

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its Corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non Accelerated Filer ☐	Smaller Reporting Company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐  No ☒

The number of shares outstanding of registrant’s common stock, as of October 27, 2011 – 15,156,584 shares.

PAR TECHNOLOGY CORPORATION

TABLE OF CONTENTS
FORM 10-Q

PART I
FINANCIAL INFORMATION

Item Number		Page

Item 1.	Financial Statements (unaudited)

	Consolidated Statements of Operations for the three and nine months	1
	ended September 30, 2011 and 2010

	Consolidated Statements of Comprehensive Income (Loss)	2
	for the three and nine months ended September 30, 2011 and 2010

	Consolidated Balance Sheets at September 30, 2011 and	3
	December 31, 2010

	Consolidated Statements of Cash Flows for the nine months ended	4
	September 30, 2011 and 2010

	Notes to Unaudited Interim Consolidated Financial Statements	5

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29

Item 4.	Controls and Procedures	30

	PART II
	OTHER INFORMATION

Item 1A.	Risk Factors	31

Item 4.	RESERVED	31

Item 5.	Other Information	31

Item 6.	Exhibits	32

Signatures		33

Exhibit Index		34

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
Net revenues:	2011	2010	2011	2010
Product	$24,856	$27,850	$71,730	$72,185
Service	19,152	17,268	53,330	53,369
Contract	15,756	16,053	48,836	49,950
	59,764	61,171	173,896	175,504
Costs of sales:
Product	16,196	17,865	45,298	47,256
Service	13,650	12,192	45,383	36,141
Contract	14,667	15,041	45,812	46,854
	44,513	45,098	136,493	130,251
Gross margin	15,251	16,073	37,403	45,253
Operating expenses:
Selling, general and administrative	9,239	9,995	29,304	29,316
Research and development	3,730	4,826	11,590	12,592
Impairment of goodwill and intangible assets	─	─	20,843	─
Amortization of identifiable intangible assets	257	234	667	703
	13,226	15,055	62,404	42,611
Operating income (loss)	2,025	1,018	(25,001)	2,642
Other income (expense), net	23	97	(106)	516
Interest expense	(48)	(157)	(163)	(299)
Income (loss) before provision for income taxes	2,000	958	(25,270)	2,859
(Provision) benefit for income taxes	(798)	(420)	9,028	(890)
Net income (loss)	$1,202	$538	$(16,242)	$1,969
Earnings (loss) per share
Basic	$.08	$.04	$(1.08)	$.13
Diluted	$.08	$.04	$(1.08)	$.13
Weighted average shares outstanding
Basic	15,031	14,879	14,984	14,794
Diluted	15,118	15,048	14,984	15,009

See notes to unaudited interim consolidated financial statements

PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
Net income (loss)	$1,202	$538	$(16,242)	$1,969
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(444)	(5)	493	(219)
Comprehensive income (loss)	$758	$533	$(15,749)	$1,750

See notes to unaudited interim consolidated financial statements

PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
 (in thousands, except share amounts)
(unaudited)

	September 30,	December 31,
	2011	2010
Assets Current assets:
Cash and cash equivalents	$3,351	$6,781
Accounts receivable-net	36,781	43,517
Inventories-net	29,769	38,707
Income tax refunds	37	152
Deferred income taxes	9,925	5,719
Other current assets	3,095	3,067
Total current assets	82,958	97,943
Property, plant and equipment - net	5,500	5,796
Deferred income taxes	5,902	1,079
Goodwill	6,852	26,954
Intangible assets - net	15,794	10,389
Other assets	2,074	2,124
Total Assets	$119,080	$144,285
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$1,977	$1,711
Borrowings under lines of credit	1,500	−
Accounts payable	14,211	19,902
Accrued salaries and benefits	7,676	9,055
Accrued expenses	2,746	2,843
Customer deposits	1,247	2,286
Deferred service revenue	14,209	16,260
Total current liabilities	43,566	52,057
Long-term debt	1,252	2,744
Other long-term liabilities	2,686	2,725
Shareholders’ Equity:
Preferred stock, $.02 par value,
1,000,000 shares authorized	─	─
Common stock, $.02 par value,
29,000,000 shares authorized;
16,863,868 and 16,746,618 shares issued;
15,156,584 and 15,039,334 outstanding	337	335
Capital in excess of par value	42,828	42,264
Retained earnings	34,363	50,605
Accumulated other comprehensive loss	(120)	(613)
Treasury stock, at cost, 1,707,284 shares	(5,832)	(5,832)
Total shareholders’ equity	71,576	86,759
Total Liabilities and Shareholders’ Equity	$119,080	$144,285

See notes to unaudited interim consolidated financial statements

PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the nine months ended September 30,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$(16,242)	$1,969
Adjustments to reconcile net income (loss) to net cashprovided by operating activities:
Impairment of goodwill and intangible assets	20,843	─
Depreciation and amortization	2,072	2,496
Provision for bad debts	358	966
Provision for obsolete inventory	9,908	1,057
Equity based compensation	434	212
Deferred income tax	(8,988)	1,140
Changes in operating assets and liabilities:
Accounts receivable	6,378	2,165
Inventories	(970)	(9,202)
Income tax refunds	115	(815)
Other current assets	(28)	(393)
Other assets	50	(220)
Accounts payable	(5,437)	10,719
Accrued salaries and benefits	(1,379)	978
Accrued expenses	(97)	(691)
Customer deposits	(1,039)	(876)
Deferred service revenue	(2,051)	(2,915)
Other long-term liabilities	(39)	339
Net cash provided by operating activities	3,888	6,929
Cash flows from investing activities:
Capital expenditures	(720)	(3,519)
Capitalization of software costs	(7,048)	(669)
Contingent purchase price paid on prior acquisitions	─	(33)
Net cash used in investing activities	(7,768)	(4,221)
Cash flows from financing activities:
Net borrowings (repayments) under line-of-credit agreements	1,500	(1,500)
Payments of long-term debt	(1,226)	(996)
Proceeds from the exercise of stock options	132	546
Purchase of treasury stock	─	(323)
Net cash provided by (used in) financing activities	406	(2,273)
Effect of exchange rate changes on cash and cash equivalents	44	(254)
Net (decrease) increase in cash and cash equivalents	(3,430)	181
Cash and cash equivalents at beginning of period	6,781	3,907
Cash and cash equivalents at end of period	$3,351	$4,088
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$176	$387
Income taxes, net of refunds	92	714
See notes to unaudited interim consolidated financial statements

PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1.
The accompanying unaudited interim consolidated financial statements have been prepared by PAR Technology Corporation (the “Company” or “PAR”) in accordance with U.S. generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements.  Accordingly, these interim financial statements do not include all information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of the Company, such unaudited statements include all adjustments (which comprise only normal recurring accruals) necessary for a fair presentation of the results for such periods.  The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results of operations to be expected for any future period.  The consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2010  included in the Company’s December 31, 2010 Annual Report to the Securities and Exchange Commission on Form 10-K.

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

The current economic conditions and the continued volatility in the financial markets, both in the U.S and in many other countries where the Company operates, have contributed and may continue to contribute to higher unemployment levels, decreased consumer spending, reduced credit availability and/or declining business and consumer confidence. Such conditions could have an impact on consumer purchases and/or retail customer purchases, which in turn could impact the buying conditions of the Company’s customers resulting in a reduction of sales, operating income and cash flows. This could have a material adverse effect on the Company’s business, financial condition and/or results of operations, which could have a material adverse impact on the Company’s significant estimates, specifically the fair value of its reporting units used in support of its annual goodwill impairment test.  Additionally, disruptions in the credit and other financial markets and economic conditions could, among other things, impair the financial condition of one or more of the Company’s customers or suppliers, thereby increasing the risk of customer bad debts or non-performance by suppliers.

Certain amounts for prior periods have been reclassified to conform to the current period classification.

2.	The Company’s net accounts receivable consist of:

	(in thousands)
	September 30,	December 31,
	2011	2010
Government segment:
Billed	$11,075	$10,622
Advanced billings	(2,013)	(385)
	9,062	10,237
Hospitality segment:
Accounts receivable - net	26,791	32,083
Logistics Management segment:
Accounts receivable - net	928	1,197
	$36,781	$43,517

At September 30, 2011 and December 31, 2010, the Company had recorded allowances for doubtful accounts of $1,309,000 and $1,619,000, respectively, primarily against Hospitality accounts receivable.

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

As part of its quarterly financial close process for the period ended June 30, 2011, the Company determined that as a result of the significant decline in the stock price that occurred during the second quarter, a goodwill impairment triggering event had occurred because the Company could no longer reconcile the aggregate fair value of its reporting units to its market capitalization after consideration of a reasonable control premium.  Although there was no significant adverse change to the long term financial outlook of any of its reporting units, the Company concluded that a triggering event had occurred, and as a result, performed additional analyses over the valuation of its reporting units in accordance with Accounting Standards Codification (ASC) Topic 350, Intangibles – Goodwill and Other.  The goodwill impairment identified by the Company was within the Restaurant and Hotel/Resort/Spa reporting units of its Hospitality segment.  The fair value of the Government reporting unit was substantially in excess of its carrying value; therefore, no goodwill impairment was noted.

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

The discounted cash flow method derives a value by determining the present value of a projected level of income stream, including a terminal value.  This method involves the present value of a series of estimated future cash flows at the valuation date by the application of a discount rate, one which a prudent investor would require before making an investment in the equity of the Company.  The Company considers this method to be most reflective of a market participant’s view of fair value given the current market conditions, as it is based on the Company’s forecasted results and, therefore, established its weighting at 80% of the fair value calculation.

Key assumptions within the Company’s discounted cash flow model included projected financial operating results, a long term growth rate ranging from 4% to 5% (beyond 5 years) and discount rates ranging from 17% to 27%, depending on the reporting unit.  As stated above, as the discounted cash flow method derives value from the present value of a projected level of income stream, a modification to the Company’s projected operating results including changes to the long term growth rate, could impact the fair value.  The present value of the cash flows is determined using a discount rate that was based on the capital structure and capital costs of comparable public companies as well as company-specific risk premium, as identified by the Company.  A change to the discount rate could impact the fair value determination.

The financial projections used within the discounted cash flow models were generally consistent with those used as part of the Company’s fiscal year 2010 goodwill impairment test performed within the fourth quarter of 2010.  Furthermore, the long term growth rates remained constant, reflective of the Company’s belief that there was no adverse change to the long term financial outlook of its reporting units.  However, given the signficant decline in the Company’s stock price experienced during the second quarter, the Company determined it prudent to utilize higher discount rates in its valuation, which the Company believes is reflective of the perceived market risk that is reducing the fair value of the Company’s stock.  The Company believes that the assumptions used within its discounted cash flow estimates were appropriate in the circumstances.

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

After recording the goodwill impairment charge during the second quarter of 2011, the Company had reconciled the aggregate estimated fair value of the reporting units to the market capitalization of the consolidated Company including a control premium that was consistent with the premium observed in prior annual impairment tests.

As part of the financial close process for the quarter ended September 30, 2011, the Company reevaluated the assumptions utilized in the impairment test performed during the quarter ended June 30, 2011 and concluded they remained appropriate based on the Company’s actual financial results to date, combined with its assessment of the long term financial outlook of its businesses.  Although the Company experienced a reduction in its stock price through September 30, 2011, it was able to reconcile the estimated fair value of the reporting units (both individually and in the aggregate) to the market capitalization of the consolidated Company, including a control premium consistent with the control premium observed during the second quarter.  As such, the Company concluded that a triggering event relative to its goodwill and intangible assets did not exist as of September 30, 2011.

The following table reflects the changes in goodwill during the nine month period ended September 30, 2011 (in thousands):

	(in thousands)
	September 30,	December 31,
	2011	2010
Balance at beginning of the period	$26,954	$26,635
Impairment of goodwill	(20,263)	─
Change in foreign exchange rates during the period	161	319
Balance at end of period	$6,852	$26,954

4.	Inventories are primarily used in the manufacture and service of Hospitality products. The components of inventory consist of the following:

	(in thousands)
	September 30,	December 31,
	2011	2010
Finished Goods	$12,080	$13,913
Work in process	1,021	959
Component parts	7,281	7,228
Service parts	9,387	16,607
	$29,769	$38,707

During the nine months ended September 30, 2011, the Company recorded a charge of $7.7 million (all recorded during the quarter ended June 30, 2011) associated with the write down of service parts inventory related to discontinued products.  This charge was recorded as the result of an acceleration of technology upgrade programs by two of the Company’s major customers and an overall change in customer requirements as a result of these upgrades.  As part of these programs, the Company’s customers were required to upgrade their existing hardware in support of new software utilized at their respective restaurants.

5.
The Company capitalizes certain costs related to the development of computer software sold by its Hospitality segment. Software development costs incurred prior to establishing technological feasibility are charged to operations and included in research and development costs.  Software development costs incurred after establishing feasibility (as defined within ASC 985-20) are capitalized and amortized on a product-by-product basis when the product is available for general release to customers.  Capitalized software for the three and nine months ended September 30, 2011 was $2 million and $7 million respectively.  Capitalized software for the three and nine months ended September 30, 2010 was $1.2 million and $3.4 million respectively.

Annual amortization, charged to cost of sales when the product is available for general release to customers, is computed using the greater of (a) the straight-line method over the remaining estimated economic life of the product, generally three to five years or (b) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product. Amortization of capitalized software costs for the three and nine months ended September 30, 2011 was $112,000 and $395,000, respectively.  Amortization for the three and nine months ended September 30, 2010 was $171,000 and $598,000, respectively.

The Company acquired identifiable intangible assets in connection with its acquisitions in prior years.  Amortization of identifiable intangible assets for the three and nine months ended September 30, 2011 was $257,000 and $667,000 respectively.  Amortization for the three and nine months ended September 30, 2010 was $234,000 and $703,000, respectively.

The components of identifiable intangible assets are:

	(in thousands)
	September 30,	December 31,
	2011	2010
Software costs	$19,208	$12,161
Customer relationships	4,519	4,519
Trademarks (non-amortizable)	2,170	2,750
Other	620	620
	26,517	20,050
Less accumulated amortization	(10,723)	(9,661)
	$15,794	$10,389

The future amortization of these intangible assets assuming straight-line amortization of capitalized software costs is as follows (in thousands):

2011	$253
2012	1,962
2013	1,451
2014	1,446
2015	1,446
Thereafter	7,066
$13,624

In conjunction with its quarterly financial close process for the second quarter of 2011, the Company reevaluated its indefinite lived intangibles and determined that two of its trade names within its Hospitality segment should no longer be considered to have indefinite lives.  This determination was made after consideration of the Company’s planned use of these trade names in future periods.  As such, the Company utilized the royalty method to estimate the fair values of the two specific trade names in question as of June 30, 2011.  As a result of this estimate, the Company recorded an impairment charge of $580,000 during the quarter ended June 30, 2011.  The residual value of the aforementioned trade names will be amortized over their remaining useful lives.

6.
The Company applies the fair value recognition provisions of ASC Topic 718 Stock-Based Compensation.  Total stock-based compensation expense included within operating expenses for the three and nine months ended September 30, 2011 was $203,000 and $434,000, respectively.  These amounts were recorded net of benefit of $61,000 (all recorded during the quarter ended March 31, 2011) for the nine months ended September 30, 2011, as the result of forfeitures of unvested stock options prior to the completion of the requisite service period.  Total stock-based compensation expense included within operating expenses for the three and nine months ended September 30, 2010 was $199,000 and $212,000, respectively.  These amounts were recorded net of benefits of $211,000 for the nine months ended September 30, 2010, as the result of forfeitures of unvested stock options prior to the completion of the requisite service period.  At September 30, 2011, the unrecognized compensation expense related to non-vested equity awards was $845,000 (net of estimated forfeitures), which is expected to be recognized as compensation expense in fiscal years 2011 through 2015.

7.
Earnings per share are calculated in accordance with ASC Topic 260, which specifies the computation, presentation and disclosure requirements for earnings per share (EPS).  It requires the presentation of basic and diluted EPS.  Basic EPS excludes all dilution and is based upon the weighted average number of common shares outstanding during the period.  Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock.  For the three and nine months ended September 30, 2011,  728,000  and  602,000, respectively, of incremental shares from the assumed exercise of stock options were not included in the computation of diluted earnings per share because of the anti-dilutive effect on earnings per share.

The following is a reconciliation of the weighted average shares outstanding for the basic and diluted EPS computations (in thousands, except per share data):

	For the three months ended September 30,
	2011	2010
Net income	$1,202	$538

Basic:
Shares outstanding at beginning of period	15,009	14,838
Weighted average shares issued during the period, net	22	41
Weighted average common shares, basic	15,031	14,879
Earnings per common share, basic	$.08	$.04
Diluted:
Weighted average common shares, basic	15,031	14,879
Dilutive impact of stock options and restricted stock awards	87	169
Weighted average common shares, diluted	15,118	15,048
Earnings per common share, diluted	$.08	$.04

	For the nine months ended September 30,
	2011	2010
Net income (loss)	$(16,242)	$1,969

Basic:
Shares outstanding at beginning of period	14,909	14,677
Weighted average shares issued during the period, net	75	117
Weighted average common shares, basic	14,984	14,794
Earnings (loss) per common share, basic	$(1.08)	$.13
Diluted:
Weighted average common shares, basic	14,984	14,794
Dilutive impact of stock options and restricted stock awards	─	215
Weighted average common shares, diluted	14,984	15,009
Earnings (loss) per common share, diluted	$(1.08)	$.13

8.	The Company utilizes the fair value provisions of ASC Topic 820 Fair Value Measurements and Disclosures. ASC Topic 820 describes a fair value hierarchy based upon three levels of input, which are:

Level 1 − quoted prices in active markets for identical assets or liabilities (observable)
Level 2 − inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in inactive markets, or other inputs that are observable market data for essentially the full term of the asset or liability (observable)
Level 3 − unobservable inputs that are supported by little or no market activity, but are significant to determining the fair value of the asset or liability (unobservable)

The Company’s interest rate swap agreement is valued at the amount the Company would have expected to pay to terminate the agreement.  The fair value determination is based upon the present value of expected future cash flows using the LIBOR rate, plus an applicable interest rate spread, a technique classified within Level 2 of the valuation hierarchy described above.  At September 30, 2011, the fair value of the Company’s interest rate swap included an unrealized loss of $45,000, and is included as a component of accrued expenses within the Consolidated Balance Sheet.  The associated fair value adjustments for the three and nine months ended September 30, 2011 and 2010 were $25,000 and $82,000, respectively, and $27,000 and $78,000, respectively, and were recorded as decreases to interest expense.

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

Information as to the Company’s segments is set forth below:

	(in thousands)
	For the three months		For the nine months
	ended September 30,		ended September 30,
	2011	2010	2011	2010

Net revenues:
Hospitality	$42,934	$44,174	$120,471	$122,115
Government	15,756	16,053	48,836	49,950
Logistics Management	1,074	944	4,589	3,439
Total	$59,764	$61,171	$173,896	$175,504

Operating income (loss):
Hospitality	$1,940	$1,335	$(25,563)	$2,223
Government	937	894	2,760	2,716
Logistics Management	(695)	(1,012)	(1,764)	(2,085)
Other	(157)	(199)	(434)	(212)
	2,025	1,018	(25,001)	2,642
Other income, net	23	97	(106)	516
Interest expense	(48)	(157)	(163)	(299)
Income (loss) before provision
for income taxes	$2,000	$958	$(25,270)	$2,859

Depreciation and amortization:
Hospitality	$558	$652	$1,715	$2,108
Government	18	20	58	61
Logistics Management	8	6	22	18
Other	86	122	277	309
Total	$670	$800	$2,072	$2,496

Capital expenditures including software costs:
Hospitality	$2,063	$1,524	$7,610	$3,999
Government	─	─	20	44
Logistics Management	43	─	69	13
Other	6	38	69	132
Total	$2,112	$1,562	$7,768	$4,188

Revenues by geographic area:
United States	$52,136	$54,403	$152,676	$157,380
Other Countries	7,628	6,768	21,220	18,124
Total	$59,764	$61,171	$173,896	$175,504

The following table represents identifiable assets by business segment:

	(in thousands)
	September 30,	December 31,
	2011	2010
Identifiable assets:
Hospitality	$88,115	$119,237
Government	10,268	11,627
Logistics Management	2,907	3,398
Other	17,790	10,023
Total	$119,080	$144,285

The following table represents identifiable assets by geographic area based on the location of the assets:

	(in thousands)
	September 30,	December 31,
	2011	2010
United States	$107,111	$133,385
Other Countries	11,969	10,900
Total	$119,080	$144,285

The following table represents Goodwill by business segment:
	(in thousands)
	September 30,	December 31,
	2011	2010
Hospitality	$6,116	$26,218
Government	736	736
Total	$6,852	$26,954

Customers comprising 10% or more of the Company’s total revenues are summarized as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Hospitality segment:
McDonald’s Corporation	30%	38%	29%	34%
Yum! Brands, Inc.	15%	10%	13%	10%
Government segment:
U.S. Department of Defense	26%	26%	28%	28%
All Others	29%	26%	30%	28%
	100%	100%	100%	100%

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

Approximately 28% of the Company’s revenues are generated by its government business. The operational performance of PAR’s Government segment translates into consistently winning new contracts, extended contracts, and renewed contracts.  PAR provides its clients the technical expertise necessary to operate and maintain complex technology systems utilized by government organizations.  The Company experienced lower than expected revenues during the first nine months of 2011 as a result of delays in new contract starts due to the Congressional impasse on the Government Fiscal Year 2011 budget and lower systems integration revenues.  The general uncertainty in U.S. defense spending for the balance of the calendar year may impact the growth of this business segment on a year-over-year basis.

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

As part of its quarterly financial close process for the period ended June 30, 2011, the Company determined that as a result of the significant decline in the stock price that occurred during the second quarter, a goodwill impairment triggering event had occurred because the Company could no longer reconcile the aggregate fair value of its reporting units to its market capitalization after consideration of a reasonable control premium.  Although there was no significant adverse change to the long term financial outlook of any of its businesses, the Company concluded that a triggering event had occurred and as a result, performed additional analyses over the valuation of its reporting units in accordance with the relevant accounting rules, recording a non-cash impairment charge of $20.2 million to its goodwill.  In addition, as part of this goodwill triggering event assessment, the Company recorded an impairment charge of $580,000 associated with its indefinite lived intangible assets.

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

Key assumptions within the Company’s discounted cash flow model included projected financial operating results, a long term growth rate ranging from 4% to 5% (beyond 5 years) and discount rates ranging from 17% to 27%, depending on the reporting unit.  As stated above, as the discounted cash flow method derives value from the present value of a projected level of income stream, a modification to the Company’s projected operating results including changes to the long term growth rate, could impact the fair value.  The present value of the cash flows is determined using a discount rate that was based on the capital structure and capital costs of comparable public companies as well as company-specific risk premium, as identified by the Company.  A change to the discount rate could impact the fair value determination.

The financial projections used within the discounted cash flow models were generally consistent with those used as part of the Company’s fiscal year 2010 goodwill impairment test performed within the fourth quarter of 2010.  Furthermore, the long term growth rates remained constant, reflective of the Company’s belief that there was no adverse change to the long term financial outlook of its reporting units.  However, given the significant decline in the Company’s stock price experienced during the second quarter, the Company determined it prudent to utilize higher discount rates in its valuation, which the Company believes is reflective of the perceived market risk that is reducing the fair value of the Company’s stock.  The Company believes that the assumptions used within its discounted cash flow estimates were appropriate in the circumstances.

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

After recording the goodwill impairment charge during the second quarter of 2011, the Company had reconciled the aggregate estimated fair value of the reporting units to the market capitalization of the consolidated Company including a control premium that was consistent with the premium observed in prior annual impairment tests.

As part of the financial close process for the quarter ended September 30, 2011, the Company reevaluated the assumptions utilized in the impairment test performed during the quarter ended June 30, 2011 and concluded they remained appropriate based on the Company’s actual financial results to date, combined with its assessment of the long term financial outlook of its businesses.  Although the Company experienced a reduction in its stock price through September 30, 2011, it was able to reconcile the estimated fair value of the reporting units (both individually and in the aggregate) to the market capitalization of the consolidated Company, including a control premium consistent with the control premium observed during the second quarter.  As such, the Company concluded that a triggering event relative to its goodwill and intangible assets did not exist as of September 30, 2011.

Results of Operations —
Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

The Company reported revenues of $59.8 million for the quarter ended September 30, 2011, a decrease of 2% from the $61.2 million reported for the quarter ended September 30, 2010.  The Company’s net income for the quarter ended September 30, 2011 was $1.2 million, or $0.08 earnings per diluted share, compared to $538,000 or $0.04 earnings per diluted share for the same period in 2010.

Product revenues were $24.9 million for the quarter ended September 30, 2011, a decrease of 11% from the $27.9 million recorded in 2010.  This decrease was the result of a decline in domestic sales to McDonald’s as their significant upgrade program is nearing completion.  Partially offsetting this decrease was an increase in product sales to Yum! Brands, commensurate with new store rollouts, as well as increases in channel sales.  In addition, international product sales grew 15% primarily to McDonald’s and Yum! Brands in Europe and Asia.

Customer service revenue primarily includes installation, software maintenance, training, twenty-four hour help desk support and various depot and on-site service options.  Customer service revenues were $19.2 million for the quarter ended September 30, 2011, an increase of 11% from the $17.3 million reported for the same period in 2010.  This increase is driven by higher installation and contract revenues associated with new restaurant upgrades, partially offset by a decline in depot service revenue as a consequence of the aforementioned upgrades.

Contract revenues were $15.8 million for the quarter ended September 30, 2011, compared to $16.1 million reported for the same period in 2010.  This reduction reflects the slow pace at which funding has been authorized for new and renewal contracts.

Product margins for the quarter ended September 30, 2011 were 34.8%, a decrease from 35.9% for the same period in 2010.  This reduction was the result of an unfavorable mix in product sales to McDonald’s resulting from a decrease in the amount of terminals sold relative to lower margin peripheral devices.  This decrease was partially offset by various cost reduction and efficiency improvement efforts implemented across the Company’s Hospitality businesses.

Customer service margins were 28.7 % for the quarter ended September 30, 2011, compared to 29.4% for the same period in 2010.  This decrease was primarily due to a reduction in higher margin depot service revenue as a result of the various customer upgrade programs currently being executed upon and the related reduction of time and material revenue generated by the Company’s depot service business.  This decline was partially offset by an improvement in installation margin resulting from improved utilization of installation personnel.

Contract margins were 6.9% for the quarter ended September 30, 2011, compared to 6.3% for the same period in 2010.  This increase was due to more favorable contract mix as compared to the previous period.  The most significant components of contract costs in 2011 and 2010 were labor and fringe benefits.  For the third quarter of 2011, labor and fringe benefits were $11.2 million or 76% of contract costs compared to $11.7 million or 78% of contract costs for the same period in 2010.

Selling, general and administrative expenses for the quarter ended September 30, 2011 were $9.2 million, a decrease from $10 million for the same period in 2010.  This decrease was due to the Company’s execution of various cost reduction strategies primarily within sales and marketing support within its Hospitality businesses.

Research and development expenses were $3.7 million for the quarter ended September 30, 2011, a decrease from the $4.8 million for the same period in 2010.  This decrease was associated with the Company capitalizing the development costs associated with its next generation Hospitality software platforms.

Amortization of identifiable intangible assets was $257,000 for the quarter ended September 30, 2011, compared to $234,000 for the same period in 2010.  This increase was due to the amortization of certain intangible assets that were previously considered to have indefinite lives.

Other income, net was $23,000 for the quarter ended September 30, 2011 compared to $97,000 for the same period in 2010.  Other income primarily includes rental income, income from the sale of certain assets, finance charges and foreign currency gains and losses.  The decrease is associated with a decrease in foreign currency gains during the period.

Interest expense primarily represents interest charged on the Company’s short-term borrowing requirements from banks and from long-term debt.  Interest expense was $48,000 for the quarter ended September 30, 2011 as compared to $157,000 for the same period in 2010.  Interest expense for 2010 included a non-recurring charge relative to past due taxes for a specific jurisdiction.

For the quarter ended September 30, 2011, the Company’s expected effective income tax rate was 40.0%, compared to 43.8% for the same period in 2010.  The variance from the federal statutory rate in 2011 was primarily due to the establishment of a valuation allowance related to certain deferred tax assets, partially offset by research credits generated.  The valuation allowance was established as the Company determined that certain state net operating loss carryforwards and current foreign tax credits generated may not be fully realized.   The variance from the federal statutory rate in 2010 was due to state income taxes and various nondeductible expenses.

Results of Operations —
Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

The Company reported revenues of $173.9 million for the nine months ended September 30, 2011, a decrease of 1% from the $175.5 million reported for the same period in 2010.  The Company’s net loss for the nine months ended September 30, 2011 was $16.2 million, or $1.08 loss per diluted share, compared to a net income of $2 million or $0.13 earnings per diluted share for the same period in 2010.  The results of 2011 include pre-tax charges of $29.4 million.  Of this amount, $20.8 million was a non-cash charge related to the impairment of the Company’s goodwill and intangible assets.  The remaining $8.6 million in charges was related to the write-down of certain inventory associated with discontinued products, as well severance and office closure costs.

Product revenues were $71.7 million for the nine months ended September 30, 2011, a decrease of 1% from the $72.2 million recorded in 2010.  This decrease was the result of a decline in domestic sales to McDonald’s as their significant upgrade program is nearing completion.  Partially offsetting this decline was an increase in domestic sales to Baskin-Robbins, Subway, YUM! Brands and sales made through the Company’s dealer channel, as well as a 22% increase in international product revenue.

Customer service revenue primarily includes installation, software maintenance, training, twenty-four hour help desk support and various depot and on-site service options.  Customer service revenues were $53.3 million for the nine months ended September 30, 2011, flat from the $53.4 million reported for the same period in 2010.  While the Company experienced an increase in installation and field contract service revenue as a result of new product deployments, this increase was offset by a decrease in depot service revenue, commensurate with new store upgrades.  Lastly, service revenue associated with the Company’s Logistics Management business increased 35% year over year.

Contract revenues were $48.8 million for the nine months ended, September 30, 2011, a decrease of 2% when compared to the $50 million for the same period in 2010.  This decrease reflects the slow pace at which funding has been authorized for new and renewal contracts.

Product margins for the nine months ended September 30, 2011 were 36.8%, an increase from 34.5% for the same period in 2010.  This improvement was primarily the result of an improved product mix resulting from an increase in the volume of terminals sold relative to related peripherals as well as various cost reduction and efficiency improvement efforts implemented across the Company’s Hospitality businesses.

Customer service margins were 14.9% for the nine months ended September 30, 2011, compared to 32.3% for the same period in 2010.  This decrease was primarily the result of a charge of $7.7 million recorded in the second quarter of 2011 associated with the write down of service parts inventory related to discontinued products.  This charge was recorded as the result of an acceleration of technology upgrade programs by two of the Company’s major customers and an overall change in customer requirements as a result of these upgrades.  As part of these programs, the Company’s customers were required to upgrade their existing hardware in support of new software utilized at their respective restaurants.  In addition, this decrease was also the result of a reduction in higher margin depot service revenue as a result of the various customer upgrade programs currently being executed upon.  Partially offsetting this decreased was an improvement in installation margin resulting from improved utilization of installation personnel.

Contract margins were 6.2% for the nine months ended September 30, 2011, flat versus the same period in 2010.  The most significant components of contract costs in 2011 and 2010 were labor and fringe benefits.  For 2011, labor and fringe benefits were $35.4 million or 77% of contract costs compared to $36.7 million or 78% of contract costs for the same period in 2010.

Selling, general and administrative expenses for the nine months ended September 30, 2011 were $29.3 million, flat as compared to the same period in 2010.  Total expense for 2011 included non-recurring charges of $600,000 recorded in the second quarter of 2011 related to severance and office closure as the Company restructures its operations.  Exclusive of the aforementioned charges, selling, general and administrative expenses decreased year over year as a result of the execution of various cost reduction strategies primarily within its Hospitality businesses.

Research and development expenses were $11.6 million for the nine months ended September 30, 2011, a decrease from $12.6 million for the same period in 2010.  This decrease was associated with the Company capitalizing the development costs associated with its next generation Hospitality software platforms.  This decrease was partially offset by the Company’s continued investment in its Logistics Management business.

The Company recorded a non-cash impairment charge of $20.2 million to its goodwill, which was the result of the significant reduction in PAR’s stock price through the second quarter.  As a result of this reduction, the Company determined an impairment of goodwill had occurred and in accordance with the relevant accounting rules, recorded the aforementioned charge.  This Company does not believe there has been an adverse change to the long term outlook of its businesses.  In addition to the aforementioned goodwill impairment charge, as part of this analysis, the Company recorded an impairment charge of $580,000 associated with its indefinite lived intangible assets.

Amortization of identifiable intangible assets was $667,000 for the nine months ended September 30, 2011, compared to $703,000 for the same period in 2010.  This decrease was due to certain intangible assets becoming fully amortized in 2010.

Other expense, net, was $106,000 for the nine months ended September 30, 2011 compared to other income, net of $516,000 for the same period in 2010.  Other income primarily includes rental income, income from the sale of certain assets, finance charges and foreign currency gains and losses.  The decrease is primarily attributable to foreign currency losses incurred on the closure of certain international offices during the period.

Interest expense primarily represents interest charged on the Company’s short-term borrowing requirements from banks and from long-term debt.  Interest expense was $163,000 for the nine months ended September 30, 2011 as compared to $299,000 for the same period in 2010.  Interest expense for 2010 included a non-recurring charge relative to past due taxes for a specific jurisdiction.

For the nine months ended September 30, 2011, the Company’s expected effective income tax benefit based on projected pre-tax loss was 35.7%.  This compares to an expected income tax rate of 31.1% for the same period in 2010.  The variance from the federal statutory rate in 2011 was primarily due to the establishment of a valuation allowance related to certain deferred tax assets, partially offset by research credits.  The valuation allowance was established as the Company determined that certain state net operating loss carryforwards and current foreign tax credits generated may not be fully realized.  The variance from the federal statutory rate in 2010 was primarily due to the reversal of a valuation allowance of $230,000 on certain deferred tax assets as the result of the Company’s tax planning strategies and research credits generated.

Liquidity and Capital Resources

The Company’s primary sources of liquidity have been cash flow from operations and its bank line of credit.  Cash provided by operations was $3.9 million for the nine months ended September 30, 2011 compared to $6.9 million for the same period in 2010.  In 2011, cash was generated by the Company’s net loss plus the add back of non-cash charges, offset by reductions to changes in operating assets and liabilities.  The most significant changes to the Company’s operating assets and liabilities were the decrease in accounts receivable due to the timing of collections of advanced service and maintenance contract billings.  This was partially offset by cash used  towards payments of accounts payable and accrued salaries and benefits based on the timing of payments.  Cash was also used to support the execution of existing service support contracts with customers.    In 2010, cash was generated primarily the Company’s net income and add back of non-cash charges, as well as through the change in operating assets and liabilities. The most significant change to the Company’s operating assets and liabilities were an increase in accounts payable based on the timing of vendor payments, offset by an increase in inventory commensurate with forecast requirements for the period.

Cash used in investing activities was $7.8 million for the nine months ended September 30, 2011 versus $4.2 million for the same period in 2010.  In 2011, capital expenditures were $720,000 and were primarily for office and computer equipment.  Capitalized software was $7.0 million and was associated with the Company’s next generation Hospitality software platforms.  In 2010, capital expenditures were $3.6 million and were primarily related to the Company’s acquisition of certain technology components to compliment its next generation enterprise solution for its Restaurant business.  Capitalized software costs relating to software development of Hospitality segment products were $669,000 in 2010.

Cash provided by financing activities was $406,000 for the nine months ended September 30, 2011 versus cash used of $2.3 million in 2010.  In 2011, the Company increased its short-term borrowings by $1.5 million in support of its operating cash needs, and decreased its long-term debt by $1.2 million.  The Company also benefited $132,000 from the exercise of employee stock options.  In 2010, the Company decreased its short-term borrowings by $1.5 million, decreased its long-term debt by $996,000 and benefited $546,000 from the exercise of employee stock options.  Lastly, the Company repurchased shares of its common stock for $323,000 in 2010.

On June 6, 2011, the Company executed a new credit agreement with its lenders of its credit facility.  This credit facility provides the Company borrowing availability up to $20 million (with the option to increase to $30 million) in the form of a line of credit.  This agreement allows the Company, at its option, to borrow funds at the LIBOR rate plus the applicable interest rate spread (1.5% at September 30, 2011) or at the bank’s prime lending rate (3.25% at September 30, 2011).  This agreement expires in June 2014.  At September 30, 2011, the Company had $1.5 million outstanding under this agreement.  The weighted average interest rate paid by the Company was 2.4% during the third quarter of 2011.  This agreement contains certain loan covenants including leverage and fixed charge coverage ratios.  In July 2011, this agreement was amended to exclude specific non-recurring charges recorded by the Company in the second quarter of 2011 from all debt covenant calculations in 2011 and through June 30, 2012.  The Company is in compliance with these amended covenants at September 30, 2011.  This credit facility is secured by certain assets of the Company.

The Company borrowed $6 million under an unsecured term loan agreement, in connection with a prior business acquisition.  This loan is part of its existing credit facility and provides for interest only payments in the first year and escalating principal payments through 2012. The loan bears interest at the LIBOR rate plus the applicable interest rate spread (1.5% at September 30, 2011) or at the bank’s prime lending rate (3.25% at September 30, 2011). The terms and conditions of the line of credit agreement described in the preceding paragraph also apply to the term loan.

The Company entered into an interest rate swap agreement associated with the above $6 million loan, with principal and interest payments due through August 2012.  At September 30, 2011, the notional principal amount totaled $1.8 million.  This instrument was utilized by the Company to minimize significant unplanned fluctuations in earnings and cash flows caused by interest rate volatility.  The Company did not adopt hedge accounting, but rather records the fair market value adjustments through the consolidated statements of operations each period.  The associated fair value adjustment for the three and nine months ended September 30, 2011 were $25,000 and $82,000, respectively, and were recorded as decreases to interest expense.

The Company has a $1.5 million mortgage, collateralized by certain real estate.  The annual mortgage payment including interest totals $222,000.  The mortgage bears interest at a fixed rate of 5.75% and matures in 2019.

During fiscal year 2011, the Company anticipates that its capital requirements will be approximately $8 to $9 million.  The Company does not enter into long term contracts with its major Hospitality segment customers. The Company commits to purchasing inventory from its suppliers based on a combination of internal forecasts and the actual orders from customers.  This process, along with good relations with suppliers, minimizes the working capital investment required by the Company.  Although the Company lists two major customers, McDonald’s and Yum! Brands, it sells to hundreds of individual franchisees of these corporations, each of which is individually responsible for its own debts.  These broadly made sales substantially reduce the impact on the Company’s liquidity if one individual franchisee reduces the volume of its purchases from the Company in a given year.  The Company, based on internal forecasts, believes its existing cash and line of credit facilities and its anticipated operating cash flow will be sufficient to meet its cash requirements through at least the next twelve months.  However, the Company may be required, or could elect, to seek additional funding prior to that time.  The Company’s future capital requirements will depend on many factors including its rate of revenue growth, the timing and extent of spending to support product development efforts, expansion of sales and marketing, the timing of introductions of new products and enhancements to existing products, and market acceptance of its products.  The Company cannot assure that additional equity or debt financing will be available on acceptable terms or at all.  The Company’s sources of liquidity beyond twelve months, in management’s opinion, will be its cash balances on hand at that time, funds provided by operations, funds available through its lines of credit and the long-term credit facilities that it can arrange.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In September 2011, the FASB issued an update to Topic 350 – Intangibles – Goodwill and Other of the Accounting Standards Codification. The objective of this update is to simplify how entities, both public and nonpublic test goodwill for impairment. The amendments in the update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

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

Inflation had little effect on revenues and related costs during the nine months ended September 30, 2011.  Management anticipates that margins will be maintained at acceptable levels to minimize the affects of inflation, if any.

interest rates

As of September 30, 2011, the Company has $3.3 million in variable debt.  The Company believes that an adverse change in interest rates of 100 basis points would not have a material impact on our business, financial condition, results of operations or cash flows.

foreign currency

The Company’s primary exposures relate to certain non-dollar denominated sales and operating expenses in Europe and Asia. These primary currencies are the Euro, the Australian dollar and the Singapore dollar.  Management believes that foreign currency fluctuations should not have a significant impact on our business, financial conditions, and results of operations or cash flows due to the current volume of business affected by foreign currencies.

Item 4. Controls and Procedures

(a)         Evaluation of Disclosure Controls and Procedures.

Based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2011, the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”), conducted under the supervision of and with the participation of the Company’s chief executive officer and chief financial officer, such officers have concluded that the Company’s disclosure controls and procedures, which are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and designed to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is accumulated and communicated to management including the chief executive and financial officers, as appropriate, to allow timely decisions regarding required disclosures, are effective as of the Evaluation Date.

(b)         Changes in Internal Control over Financial Reporting.

There was no change in the Company’s internal controls over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, such internal controls over financial reporting.

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

Item 4.  Reserved

Item 5.  Other Information

On August 10, 2011, PAR Technology Corporation furnished a report on Form 8-K pursuant to Item 2.02 (Results of Operations and Financial Condition) of that Form relating to its financial information for the quarter ended June 30, 2011, as presented in the press release of August 10, 2011 and furnished thereto as an exhibit.

On July 15, 2011, PAR Technology Corporation furnished a report on Form 8-K pursuant to Item 5.02(b) (Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers) announcing the retirement of Charles A. Constantino as a Director of the Company effective as of July 12, 2011.

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

PAR TECHNOLOGY CORPORATION
(Registrant)

Date: November 10, 2011

/s/RONALD J. CASCIANO
Ronald J. Casciano
Vice President, Chief Financial Officer, Treasurer, and Chief Accounting Officer

Exhibit Index

Exhibit No.	Description of Instrument	Sequential Page Number
31.1	Certification of Chairman of the Board and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	E-1
31.2	Certification of Vice President, Chief Financial Officer, Treasurer, and Chief Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	E-2
32.1

Certification of Chairman of the Board and Chief Executive Officer and Vice President, Chief Financial Officer, Treasurer, and Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

E-3