Form 10-K
period 2011-12-31
PAR TECHNOLOGY CORP
filed 2012-04-04
CIK 708821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549
FORM 10-K

[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011.
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒

As of June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares of voting and non-voting common stock held by non-affiliates of the registrant was approximately $34,220,893 based upon the closing price of the Company’s common stock.

The number of shares outstanding of registrant’s common stock, as of February 29, 2012 ─ 15,170,084 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement in connection with its 2012 annual meeting of stockholders are incorporated by reference into Part III.

PAR TECHNOLOGY CORPORATION

TABLE OF CONTENTS
FORM 10-K

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995

This document contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934.  Any statements in this document that do not describe historical facts are forward-looking statements.  Forward-looking statements in this document (including forward-looking statements regarding the continued health of segments of the hospitality industry, future information technology outsourcing opportunities, an expected increase or decrease in contract funding by the U.S. Government, the impact of current world events on our results of operations, the effects of inflation on our margins, and the effects of interest rate and foreign currency fluctuations on our results of operations) are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  When we use words such as “intend,” “anticipate,” “believe,” “estimate,” “plan,” “will,” or “expect”, we are making forward-looking statements.  We believe the assumptions and expectations reflected in such forward-looking statements are reasonable, based on information available to us on the date hereof, but we cannot assure you these assumptions and expectations will prove to have been correct or we will take any action we presently may be planning.  We have disclosed certain important factors that could cause our actual future results to differ materially from our current expectation, including: a decline in the volume of purchases made by one or a group of our major customers; risks in technology development and commercialization; risks of downturns in economic conditions generally, and in the quick-service sector of the hospitality market specifically; risks associated with government contracts; risks associated with competition and competitive pricing pressures; and risks related to foreign operations.  Forward-looking statements made in connection with this report are necessarily qualified by these factors.  We are not undertaking to update or revise publicly any forward-looking statement if we obtain new information or upon the occurrence of future events or otherwise.

PAR TECHNOLOGY CORPORATION

PART I

Item 1:	Business

PAR Technology Corporation (PAR or the Company) has operations in two distinct business segments: Hospitality and Government.

PAR’s Hospitality business, representing approximately 70% of consolidated revenue for 2011, provides technology solutions, including hardware, software and a range of support services, to businesses and organizations in the global hospitality industries.  The Company continues to be a leading provider of hospitality management technology systems to restaurants (the Quick Service, Fast Casual and Table Service categories make up our Restaurant business, which is conducted through the Company’s ParTech, Inc., subsidiary) with over 50,000 systems installed in over 110 countries.  Our PAR Springer-Miller Systems, Inc. (PSMS) subsidiary provides guest-centric property management solutions to hotels, resorts, spas, casinos, and other hospitality properties worldwide.

PAR’s Government business, representing approximately 30% of consolidated revenue for 2011, provides a range of technical services for the U.S. Department of Defense and other federal, state, and local governmental organizations.  PAR Government Systems Corporation specializes in the development of advanced signal and image processing and management systems with a focus on geospatial intelligence, geographic information systems, and command and control applications.  Additionally, our Rome Research Corporation subsidiary provides information technology, communications, and related services to the U.S. Department of Defense, providing comprehensive operational support worldwide.

During the fourth quarter of fiscal year 2011, PAR entered into a definitive agreement to sell substantially all of the assets of its Logistics Management business, PAR Logistics Management Systems Corporation (LMS) to ORBCOMM Inc., including, but not limited to accounts receivable, inventory, equipment, intellectual property, and customer contracts.  This transaction closed on January 12, 2012.  The results of operations of LMS for fiscal year 2011 have been recorded as discontinued operations in accordance with Accounting Standards Codification (ASC) 205-20, Presentation of Financial Statements – Discontinued Operations.  All prior period amounts have been reclassified to conform to the current period presentation.  Refer to Note 2 “Discontinued Operations” and Note 15 “Subsequent Events” in the Notes to the Consolidated Financial Statements for further discussion, including the terms of the transaction.

Information concerning the Company’s industry segments for the three years ended December 31, 2011 is set forth in Note 11 “Segments and Related Information” in the Notes to the Consolidated Financial Statements.

Our corporate headquarters are located at PAR Technology Park, 8383 Seneca Turnpike, New Hartford, NY 13413-4991, and our telephone number is (315) 738-0600.  We maintain significant facilities for our Hospitality business in our New Hartford headquarters, as well as Boca Raton, FL, Boulder, CO, Las Vegas, NV, Stowe, VT, and Toronto, Canada.  We maintain Hospitality sales offices worldwide.  Our Government business has a presence in our New Hartford headquarters, and maintains significant facilities in Rome, NY.  Our Government business has employees worldwide in fulfillment of our contract-based support services.

  The Company’s common stock is traded on the New York Stock Exchange under the symbol “PAR”.  Through PAR’s website (our website address is http://www.partech.com), our Annual Report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K and amendments thereto are available to interested parties, free of charge.  Information contained on our website is not part of this Annual Report on Form 10-K.

Unless the context otherwise requires, the term  "PAR" or "Company" as used herein, means PAR Technology Corporation and its wholly-owned subsidiaries.

Hospitality Segment

PAR provides information technology solutions to two markets within its Hospitality Segment: Restaurants and Hotels/Resorts/Spas.  PAR’s solutions for the Restaurant market combine software applications, Intel® based hardware platforms and installation and lifecycle support services.  PAR’s hardware offerings for the Restaurant market include fixed and wireless front-of store devices, order-entry terminals, self-service kiosks, kitchen systems utilizing printers and/or video monitors, and, introduced in 2011, a range of innovative food safety monitoring and task management tools.  Our hardware offerings include those products we design and manufacture ourselves and a limited range of complementary products we source from third-party partners.  Our software offerings for the Restaurant market include front-of-store (known as Point-of-Sale or POS) software applications, operations management software applications (known as Back Office or BOH), and enterprise software applications for content management and business intelligence.

As a leading vendor to the Restaurant market, PAR has developed solid long-term relationships with the industry’s three largest organizations, McDonald’s Corporation, Yum! Brands, Inc., and the SUBWAY® franchisees of Doctor’s Associates Inc.  McDonald’s has over 32,000 restaurants in more than 120 countries, and PAR has been an approved provider of restaurant technology systems and support services to their organization since 1980.  Yum! Brands, which includes Taco Bell®, KFC, and Pizza Hut™, has been a PAR customer since 1983.  Yum! Brands has nearly 38,000 units in more than 110 countries, and PAR continues to be a major supplier of management technology systems to chains within the Yum! Brands portfolio.  We continue to expand our installed base of hardware technology with SUBWAY, which has more than 33,000 restaurants in over 75 countries.  Other significant hospitality chains for which PAR is the POS vendor of choice include the Baskin-Robbins® unit of Dunkin' Brands Group, Inc., Boston Market Corporation, the Hardee’s® and Carl’s Jr.® units of CKE Restaurants, Inc., Legal Sea Foods, LLC,  and franchisees of these organizations.

In the Hotel/Resort/Spa market, PAR, through our PSMS subsidiary, is a leading global provider of property and service management software solutions for a variety of property types including city-center hotels, destination spa and golf resorts, cruise ships, and casino hotels.  High profile customers utilizing PAR solutions include the Boca Raton Resort & Beach Club® property of Hilton Worldwide, Inc., the Hard Rock Hotel & Casino® unit of Hard Rock Cafe International, Inc., the Pebble Beach Resorts® of the Pebble Beach Company, and The Gleneagles Hotel© unit of Diageo plc.  Large hotel chains utilizing our software solutions include Accor SA, Four Seasons Hotels Limited, the Fairmont® and Swissotel® units of FRHI Holdings Limited, Hilton Worldwide, Inc., Kempinski AG, Mandarin Oriental Hotel Group, Marriott International, Inc. and its Ritz-Carlton subsidiary, The Maybourne Group,  and Starwood Hotels & Resorts Worldwide, Inc.

Products

We sell our hardware, software and services as an integrated solution or unbundled, on an individual basis.  Our hardware offerings, particularly our POS terminals, are well regarded by customers for their broad functionality, proven reliability, and high quality.  We frequently sell our hardware in combination with our services, thereby delivering maximum system performance on a cost-effective turnkey basis.  We increasingly are emphasizing to customers the operational and economic value of a bundled, integrated solution, combining hardware, software and services, offering customers a comprehensive, highly flexible solution capable of not only enabling efficient restaurant operation, but also providing innovative operational and marketing insights allowing for higher profits.

Hardware

PAR’s EverServ™ family of hardware platforms are designed to withstand challenging and harsh hospitality environments, while offering customers proven performance at a cost-conscious price point.  PAR offers hardware designed to be durable, scalable, and easily integrated.  Our hardware platforms, compatible with popular operating systems, support a distributed processing environment and are suitable for a broad range of use and functions.  PAR’s open architecture POS terminals are optimized to host our powerful EverServ POS software applications, as well as most third-party POS applications, and are compatible with  many peripheral devices, including increasingly prevalent customer  "interaction" peripherals such as our EverServ 12” Customer Display.  We partner with numerous vendors of complementary in-store peripherals, from cash drawers, card readers and printers to kitchen video systems, allowing us to provide a complete solution coordinated and delivered by one vendor.

We currently offer a range of POS system designs and capabilities, from counter systems to kiosks equipped to meet the needs of our customers, regardless of the restaurant concept, the size of the organization or the complexity of its requirements.  We currently offer two POS system lines, the EverServ 6000™ platform, meeting the needs of the demanding chain environment, and the EverServ 2000™ platform, targeted at the more value conscious customer.

The EverServ 6000 capacitive touch screen platform, available in multiple processor, hard drive and memory configurations, provides high performance and our well-known durability, as well as the flexibility and scalability for any environment.  The EverServ 6000 design leverages a common computing platform across multiple configurations to simplify and lower the costs of IT operations, deployment and support.  We believe the EverServ 6000 offers customers a differentiated value proposition:

•
Greater Flexibility and Ease of Use: We offer multiple form factors to meet space constraints and functional requirements.  Configurations include pedestal mount, wall mount, low profile and kiosk.  We also offer a standalone 12” touch panel display to enable multimedia digital signage.

•
Durability Driving Lower Total Cost of Ownership:  The EverServ 6000’s innovative industrial design keeps the unit cooler during operation, increasing reliability and product life, while lowering operating and investment costs.  The EverServ 6000 is housed in an ultra-durable, shock and spill-resistant casing that can withstand the toughest restaurant environments.  Cable management is optimized to reduce clutter and accidental failures.

•
Higher Performance with Lower Power Consumption:  The EverServ 6000 can be configured with a range of Intel processors to meet the most complex customer applications.  Advanced energy saving features and auto-standby mode dramatically reduce overall power consumption.

•
Easy to Service:  The design of the EverServ 6000 enables lowers service costs and maximizes uptime.  The internal hard drive, power supply, cabling, and pedestal mechanism can be accessed without tools.  Easy port access simplifies connections to printers and other peripherals.

Our EverServ 2000 model is the affordable POS hardware solution with the smallest footprint among our offerings.  The EverServ 2000 is a low power consumption, touch screen device utilizing Intel’s ultra-low voltage Atom® processor.  Its small footprint is ideal for installations where space is at a premium.  Featuring many of the same design advantages of the EverServ 6000, it has a highly durable enclosure, requires minimal maintenance, is easy to configure and install with peripherals, and is easy to service.

Software: Restaurant Market

Our restaurant market software offerings meet the requirements of large and small operators alike in the three dominant restaurant categories: Quick Serve Restaurants (QSR), Fast Casual Restaurants (FC), and Table Service Restaurants (TSR).  Each of these distinctive restaurant categories has operating characteristics and service delivery requirements addressed by PAR’s family of EverServ™ software offerings, which enable customers to configure their technology systems to meet their order entry, food preparation, inventory, and workforce management needs, while capturing all pertinent POS and BOH transaction data at each location and delivering valuable insight throughout the enterprise.

    The EverServ applications for enterprise use have been built on a cloud-based, service-oriented architecture (SOA) platform permitting straightforward integration of third party applications, as required, to meet ever expanding market requirements.  The enterprise solution features an advanced master data configuration utility that is used to remotely manage a vast array of business critical data elements (pricing, menus, descriptions, promotions, recipes, inventory, etc.) located in geographically distributed restaurants and management offices connected via both wide area and local area networks.  This capability allows PAR’s corporate customers to modify, upgrade and control their system operations in their restaurants and regional offices from a central location.  This capability removes the requirement for on-site IT support by orchestrating complex IT data management needs in a centralized web-hosted environment; thereby reducing costs, improving uptime and strengthening system and data security.

In addition to POS software, PAR offers a number of complementary restaurant applications for the enterprise customer.  EverServ Operations Reporting is a Web-based enterprise reporting solution that consolidates data from all restaurant locations, and is offered either as an on-premises installation or as a Software-as-a-Service (SaaS) secure portal hosted by PAR.  Designed for corporate, field, and site managers, this indispensable decision-making solution provides visibility into every restaurant location via a dashboard displaying customer-defined financials, sales analysis, marketing, inventory, and workforce variables.  EverServ Operations reporting can be integrated into customers’ business applications such as financials, payroll, and supply-chain systems.  Intuitive tools for forecasting, labor scheduling, and inventory management also are available.

For franchisees in the QSR and FC markets (i.e., smaller operations not needing the more comprehensive functionality of our broader enterprise solutions), PAR offers a multi-mode POS application containing features and functions such as real-time mirror imaging of critical data, on-line graphical help and interactive diagnostics, all presented with advanced, workflow-based user interfaces.  This application contains an enterprise configuration manager providing business-wide management of the point-of-sale data, including diverse concept menus, security settings and system parameters.

PAR’s EverServ TSR™ solution is marketed to table service restaurants both directly and through channel partners.  It is designed to meet the unique requirements of the table serve market, including table side ordering, open checks, split checks, and bar/kitchen communications. This SOA-based solution has been designed to allow application modules to be distributed across a network, allowing a variety of configurations (e.g., fat or thin client) to suit the needs of PAR’s customers.  EverServ TSR also provides highly integrated mobile ordering and at-table payment capability as well as back office and reporting solutions.

PAR’s EverServ PixelPoint® solution is primarily sold to independent restaurants through the Company’s business partner channel.  This integrated software solution includes a point-of-sale software application, a wireless ordering capability, an on-line ordering feature, a self-service ordering function, an enterprise management function, and an in-store and enterprise level loyalty and gift card information sharing application.

Software: Hotel/Resort/Spa Market

 For the Hotel/Resort/Spa market, our property management software provides a seamless user interface to manage all aspects of the guest experience, as well as consolidating guest information and history across the operation into a single database.  To date, we have developed, sold and supported the SMS|Host® Hospitality Management System, which is a leading solution in the market, particularly for high-end, independent hotels and resorts.  While the SMS|Host platform provides the functionality of a property management system, it remains a market leader because of its robust guest-centric functionality, allowing hotel staff to coordinate, cross-sell, and deliver personalized guest services across the property.  All transactions and business functions are seamlessly integrated into a single system, from guest room check-in, to appointment scheduling, and retail purchases.  The flexibility of the SMS|Host platform, with numerous seamlessly integrated, guest-centric modules, provides the tools our hotel customers need to personalize service, anticipate guest needs, and consistently exceed guest expectations.

Given our competitive focus and position as a leader in the high-end property segment and trends in the Hotel/Resort/Spa market, we began development in 2010 of a highly flexible, highly scalable next generation software solution that expanded our addressable market and will drive future revenue growth.  In late 2011, PSMS introduced the ATRIO™ platform of solutions, which we believe represents a significant redefinition of the functionality and delivery of hospitality management software.  While PSMS will continue to sell and support SMS|Host, we expect ATRIO, with its highly innovative capabilities and broader market application, to become the source of revenue growth for PSMS in 2012.

Leveraging PSMS’ domain knowledge, based on success in nearly 1,400 global hotels, resorts, and spas, ATRIO simplifies all aspects of guest-centric technology systems, resulting in easy deployment and integration, ultimate scalability, streamlined operations, superior feature availability, flexible reporting, and lower costs. Purpose built on Microsoft’s Windows® Azure® platform to leverage all the advantages of cloud computing (i.e., off-premise hosting of computing capacity and applications accessed via the Internet), ATRIO dramatically reduces on-premise technology, the requisite support staff, and the training and support of end users.  By deploying ATRIO in the cloud, sensitive data moves off-premise, reducing risk and enhancing security.  Although purpose built for the cloud, ATRIO offers deployment flexibility and can also be installed on premise or with some modules in the cloud and others on premise, depending on a customer’s priorities.  ATRIO’s architecture is based on an Enterprise Service Bus (ESB), using Microsoft .Net® technology, which facilitates connection between disparate applications, allowing seamless integration of legacy, current and future capabilities.  The ESB architecture also facilitates easy access from multiple sources, such as mobile and handheld devices, tablets, kiosks, workstations, and web browsers.  ATRIO is internationally capable without modification, with full support for multiple languages, currencies, date formatting and cultural differences.

With its modular design, a customer can use ATRIO to easily expand and adapt to changing business conditions.  ATRIO’s ESB architecture enables an entirely new level of systems integration, unmatched in the industry today.  Functional service modules can stand alone, new modules can be added as the needs of the customer change or new modules become available.  Complementary modules, such as modules for event planning and catering, are available today through our ATRIO Platform Partner Exchange (APPX), which is a comprehensive partnering program.  We intend to expand APPX participation, emphasizing the value to the market of tightly integrated technologies and expanded, complementary capabilities.

PSMS also markets SpaSoft®, a stand-alone spa and activity management application.  SpaSoft Spa Management System is designed to satisfy the unique needs of resort spas, day spas, and medi-spas.  SpaSoft’s unique booking engine, advanced resource inventory, yield management module, scheduling, management and reporting tools assist in the total management of sophisticated hotel/resort spas and day spas.  Because SpaSoft was specifically designed for the needs of the spa industry, it assists the spa staff in providing the individualized, impeccable guest service that their most important clients desire and expect.

EverServ SureCheck™

In 2011, we introduced our EverServ SureCheck platform, which provides accurate food safety monitoring and employee task management capabilities.  The EverServ SureCheck platform combines a cloud-based enterprise server application, a PDA-based mobile application, and a highly integrated temperature measuring device for managing Hazard Analysis & Critical Control Points (HACCP) inspection programs for retail and food service organizations, and automates the monitoring of quality risk factors, while dramatically lowering the potential for human error.  The EverServ SureCheck platform also helps hospitality and retail operators efficiently complete and monitor the compliance of employee-assigned tasks, providing explicit guidance on abnormal checklist conditions, and providing configurable, automated alerts when checks are behind schedule or out of compliance.  Managers can conduct store oversight and audits with SureCheck, instead of using inefficient and error-prone pen and paper systems.  Loss prevention, safety, merchandising, and other audits can be completed using checklists on SureCheck as supervisors or employees walk through a store.  Updated food safety or employee task-oriented checklist nformation is transparently synchronized with SureCheck’s enterprise server to provide aggregated data management, reporting, and business intelligence to home office personnel.

Services

PAR offers customer support services to both its Restaurant customers and its Hotel/Resort/Spa customers, although, for the Restaurant market, the scale of our infrastructure is substantially larger and the nature of the services provided far broader.

We believe our ability to offer direct installation, maintenance, and support services is one of PAR’s key differentiators in the Restaurant market.  PAR works closely with its customers to identify and address the latest hospitality technology requirements by creating interfaces to equipment, including innovations such as automated cooking and drink-dispensing devices, customer-activated terminals and order display units located inside and outside of the customer’s premises.  We provide our systems integration expertise to interface specialized components, such as video monitors, coin dispensers and non-volatile memory for journalizing transaction data, as is required in some international applications.

PAR employs experienced individuals with diverse hospitality backgrounds in both the Restaurant and Hotel/Resort/Spa markets.  Our personnel continuously evaluate new technologies and adopt those that allow PAR to provide significant improvements in customers’ day-to-day systems.  From hand-held wireless devices to advances in internet performance, the technical staff is available for consultation on a wide variety of topics including network infrastructures, system functionality, operating system platforms, and hardware expandability.  In addition, the Company has secured strategic partnerships with third-party organizations to offer a variety of credit, debit and gift card payment options.

Installation and Training

In the United States, Canada, Europe, the Middle East, Australia, and Asia, PAR personnel provide software configuration, installation, training and integration services as a normal part of the software or equipment purchase agreement.  In certain areas of North and South America, Europe, and Asia, we provide these installation and training services through PAR certified partners.  PAR is also staffed to provide complete application training for a site’s staff as well as technical instruction for customers’ information systems personnel.

Maintenance and Service

PAR offers a wide range of maintenance and support services as part of its total solution for the hospitality markets we serve.  In North America, the Company provides comprehensive maintenance and installation services for its software, hardware and systems, as well as those of third parties, utilizing PAR-staffed, round-the-clock, central telephone customer support and diagnostic service centers in Boulder, CO, and Las Vegas, NV.  The Company also has service capabilities in Europe, the Middle East, Australia, and Asia.

PAR maintains a field service network, consisting of over 100 locations, offering on-site service and repair, as well as depot repair and overnight unit replacements.  At the time a hospitality technology system is installed, PAR trains customer employees and managers to ensure efficient and effective use of the system.

The Company’s service organization utilizes a suite of software applications that allows PAR to demonstrate compelling value to its customers through the utilization of its extensive and ever-growing knowledge base to efficiently diagnose and resolve customer-service issues.  This also enables PAR to compile the kind of in-depth information it needs to identify trends and opportunities.  If an issue arises with our products (hardware and software), PAR’s customer service management software allows a service technician to diagnose the problem remotely, thus greatly reducing the need for on-site service calls.  PAR’s service organization is further enabled by a sophisticated customer relationship management system that allows our call center personnel to maintain a profile on each customer’s background, hardware and software details, client service history, and a problem-resolution database.  Analysis of this data allows PAR to optimize customer service by identifying trends in calls and to work with customers to quickly resolve issues.

Sales and Marketing

Within the Hospitality Segment, we have separate sales organizations and channels targeting the markets we serve.

In the Restaurant market, the Company employs a direct sales force in several sales groups concentrating on both large chain corporate customers and their franchisees.  Sales efforts also are directed toward franchisees of large chains for which the Company is not a selected corporate vendor. We also utilize an International Sales Group that markets to major customers with global locations and to international chains without a presence in the United States.

The Company’s Indirect Sales Channel targets distributors, sales representatives, and value-added resellers serving the independent restaurant sector and non-foodservice markets such as retail, convenience, amusement parks, movie theaters, cruise lines, spas and other ticketing and entertainment venues.

Sales in the Hotel/Resort/Spa market are coordinated by five sales groups.  The Domestic Sales Group targets independent, business class and luxury hotels, resorts and spas in the United States, Canada and the Caribbean, while the International Sales Group targets independent hotels and resorts outside of the United States.  The Corporate Accounts Sales Group works with high profile corporate and chain clients.  The Company’s Installed Accounts Sales Group works solely with clients who have already installed the SMS|Host product suite.  The Business Development group focuses on proactive identification of and initial penetration into new business channels for the ATRIO, SMS|Host and SpaSoft product lines worldwide.

Competition

The markets in which we operate are highly competitive.  Important competitive variables in the hospitality market include, in order of customer priority, functionality, reliability, quality, pricing, service and support.  In the Restaurant market, we believe our competitive advantages include our focus on an integrated technology solution offering, advanced development capabilities, extensive domain knowledge and expertise, excellent product reliability, a direct sales force organization, world class support and quick service response.  In the Hotel/Resort/Spa market, we believe our competitive advantages include our extensive domain knowledge, long-standing industry leadership, the guest-centric orientation of our software, and our high level of customer support.  Most of our significant customers have approved several suppliers offering some form of sophisticated hospitality technology system similar to that of the Company.  Major competitors include Micros Systems, Inc., NCR Corporation, IBM Corporation, and Panasonic Corporation.

Backlog

Due to the nature of the hospitality business, backlog is not significant at any point in time.  The Hospitality segment orders are generally of a short-term nature and are usually booked and shipped in less than 12 months.

Research and Development

The highly technical nature of the Company’s hospitality products requires a significant and continuous research and development effort.  Ongoing product research and quality development efforts are an integral part of all activities within the Company.  Functional and technical enhancements are actively being made to our products to increase customer satisfaction and maintain the high caliber of our software.  Research and development expenses were approximately $13.8 million in 2011, $15.9 million in 2010 and $13.6 million in 2009.  The Company capitalizes certain software costs in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic No. 985.  See Note 1, “Summary of Significant Accounting Policies,” to the Consolidated Financial Statements included in Part IV, Item 15 for further discussion.

Manufacturing and Suppliers

The Company sources and/or assembles some of its products from standard electronic components, fabricated parts such as printed circuit boards, and mechanical components.  Many assemblies and components are manufactured by third parties to our specifications.  PAR depends on outside suppliers for the continued availability of its assemblies and components.  Although most items are generally available from a number of different suppliers, PAR purchases certain final assemblies and components from single sources.  Items purchased from single sources include certain POS devices, peripherals, custom molded and tooled components, and electronic assemblies and components.  If such a supplier should cease to supply an item, we believe new sources could be found to provide the components.  However, added cost and manufacturing delays could result and adversely affect our performance.  The Company has not experienced significant delays of this nature in the past, but there can be no assurance that delays in delivery due to supply shortages will not occur in the future.

Intellectual Property

The Company owns or has rights to certain patents, copyrights and trademarks, but believes none of these intellectual property rights provides a material competitive advantage.  We rely upon non-disclosure agreements, license agreements and applicable domestic and foreign patent, copyright and trademark laws for protection of our intellectual property.  To the extent such protective measures are unsuccessful, or we need to enter into protracted litigation to enforce such rights, the Company’s business could be adversely impacted.  Similarly, there is no assurance that the Company’s products will not become the subject of a third-party claim of infringement or misappropriation.  To the extent such claims result in costly litigation or force the Company to enter into royalty or license agreements, rather than enter into a prolonged dispute, our performance could be adversely impacted.  The Company also licenses certain third-party software with its products.  While we have maintained a strong relationship with our licensors, there is no assurance such relationships will continue or that the licenses will be continued under fees and terms acceptable to us.

Government Segment

     The Company operates two wholly-owned subsidiaries within the Government segment, PAR Government Systems Corporation (PGSC) and Rome Research Corporation (RRC).  PGSC and RRC provide command, control, communications, computers, intelligence, surveillance and reconnaissance (C4ISR) support to U.S. Department of Defense and other federal agencies.

Our PGSC subsidiary delivers advanced technology in geospatial intelligence, geographic information systems, and command and control applications.  PGSC’s offerings support the entire technology lifecycle to include requirements analysis, design specification, development, implementation, installation, test and evaluation.

Our RRC subsidiary provides worldwide communication and information technology support.  RRC’s technical services support satellite operations and communications, battlefield networks, the global information grid, and various other information technology requirements ranging from advanced systems to basic help desk support.  RRC supports the U.S. Navy, the U.S. Army, the U.S. Air Force and the Department of State with operations worldwide.

PAR pursues businesses in four service areas:

Intelligence, Surveillance and Reconnaissance (ISR): The Company provides a variety of geospatial intelligence solutions including full motion video, geospatial information assurance, raster imagery, and light detection and ranging (LiDAR).  In depth expertise in these domains provides government customers and large systems integrators with key technologies supporting a range of applications from strategic enterprise systems to tactical individual users.  Furthermore, PAR has developed a number of products relative to these advanced technologies and provides integration and training support.

Systems Engineering & Evaluation:   We integrate and test Electro-Optical (EO), Infrared (IR), Radar, and multi/hyper-spectral sensor systems for a broad range of government and industry surveillance applications.  PAR developed the Multi-mission Advanced Sensor System (MASS), which assists with counter-terrorism, first responder, environmental, and drug enforcement applications.  In addition, the Company designs and integrates radar sensor systems including experimentation, demonstration, and test support.

Communications Systems Support :  The Company provides a wide range of technical and support services to sustain mission critical components of the Department of Defense Global Information Grid (GIG).  These services include continuous operations, system enhancements and maintenance of very low frequency (VLF), high frequency (HF) and very high frequency (VHF) radio transmitter/receiver facilities, and extremely high frequency (EHF) and super high frequency (SHF) satellite communication heavy earth terminal facilities.  These Department of Defense communications systems services are provided at customer locations in and outside of the continental United States.  The various facilities, operating 24 x 7, are integral to the command and control of the nation’s air, land and naval forces and those of United States coalition allies.

Information Systems:   The Company provides technical expertise to support the government's information management systems, primarily net-centric information technology services in support of Department of Defense customers.  This on-site support includes infrastructure sustainment, configuration management, system staging, information assurance and network security tasks.

Products

Although a minor part of our Government business, we market a software product line built on PAR’s background and expertise in both Federal Government and commercial video standards and visualization products.  The centerpiece of the PAR software is Gv2F™, a software toolkit for developers seeking to integrate full-motion video (FMV) into their geospatial software products.  The toolkit provides simple yet robust C++, C#, and Java Application Programming Interfaces (APIs) and is fully compliant with Commercial MPEG-2 Transport Program Stream and Motion Imagery Standards Board (MISB) Key Length Value (KLV) meta-data standards.  Additional software in the Gv product line provide further tools for visualizing and manipulating motion and still imagery files.  PAR also sells encryption and watermarking technology, called VectorLock®, for management of high value Geographic Information System (GIS) information.

Government Contracts

The Company performs work for U.S. Government agencies under firm fixed-price, cost-plus-fixed-fee, and time-and-material contracts.  The majority of these contracts have a period of performance of one to five years.  There are several risks associated with Government contracting.  For instance, contracts may be reduced in size, scope and value, as well as modified, delayed and/or cancelled depending upon the Government’s requests, budgets, policies and/or changes in regulations.  Contracts can also be terminated for the convenience of the Government at any time the Government believes that such termination would be in its best interests.  In this circumstance, the Company is entitled to receive payments for its allowable costs and, in general, a proportionate share of its fee or profit for the work actually performed.  The Company may also perform work prior to formal authorization or prior to adjustment of the contract price for increased work scope, change orders and other funding adjustments.  Additionally, the Defense Contract Audit Agency regularly audits the financial records of the Company.  Such audits can result in adjustments to contract costs and fees.  Audits have been completed through the Company’s fiscal year 2006 and have not resulted in any material adjustments.

Marketing and Competition

Contracts are obtained principally through competitive proposals in response to solicitations from government organizations and prime contractors.  In addition, the Company sometimes obtains contracts by submitting unsolicited proposals.  Although the Company believes it is well positioned in its business areas, competition for Government contracts is intense.  Many of the Company’s competitors are major corporations, or subsidiaries thereof, that are significantly larger and have substantially greater financial resources.  The Company also competes with many smaller companies, many of which are designated by the Government for preferential “set aside” treatment, that target particular segments of the government contract market.  The principal competitive factors are past performance, the ability to perform the statement of work, price, technological capabilities, management capabilities and service.  Many of the Company’s Department of Defense customers are now migrating to commercial software standards, applications, and solutions.

Backlog

The value of existing Government contracts at December 31, 2011, net of amounts relating to work performed to that date was approximately $134.4 million, of which $51.4 million was funded.  The value of existing Government contracts at December 31, 2010, net of amounts relating to work performed to that date was approximately $157.8 million, of which $34.2 million was funded.  Funded amounts represent those amounts committed under contract by Government agencies and prime contractors.  The December 31, 2011 Government contract backlog of $134.4 million represents firm, existing contracts.  Approximately $72 million of this amount is expected to be completed in calendar year 2012, as funding is committed.

Employees

     As of December 31, 2011, the Company had 1,408 employees, approximately 58% of whom were engaged in the Company’s Hospitality segment, 35% of whom were in the Government segment, and 7% of whom were corporate employees.

Due to the highly technical nature of the Company’s business, the Company’s future can be significantly influenced by its ability to attract and retain its technical staff.  The Company believes it has and will be able to continue to fulfill its near-term needs for technical staff.

Approximately 11% of the Company’s employees are covered by collective bargaining agreements.  The Company considers its employee relations to be good.

Exchange Certifications

The certification of the Chief Executive Officer of PAR required by Section 303A.12(a) of the New York Stock Exchange (NYSE) Listed Company Manual, relating to PAR's compliance with the NYSE's corporate governance listing standards, was submitted to the NYSE on July 8, 2011 with no qualifications.

Item 1A:	Risk Factors

We operate in a dynamic and rapidly changing environment involving numerous risks and uncertainties.  The following section describes some, but not all, of the risks and uncertainties that could have a material adverse effect on our business, financial condition, results of operations and the market price of our common stock, and could cause our actual results to differ materially from those expressed or implied in our forward-looking statements.

Our future operating results are difficult to predict and are subject to fluctuations.

Our future operating results, including revenues, gross margins, operating expenses and net income (loss), have fluctuated on a quarterly and annual basis, are difficult to predict, and may be materially affected by a number of factors, many of which are beyond our control, including:

•	the effects of adverse macroeconomic conditions in the United States and international markets, especially in light of the continued challenges in global credit and financial markets;

•	changes in customer demand for our products;

•	the timing of our new product announcements or introductions, as well as those by our competitors;

•	the level of demand and purchase orders from our customers, and our ability to adjust to changes in demand and purchase order patterns;

•	the ability of our third party suppliers, subcontractors and manufactures to supply us with sufficient quantities of high quality products or components, on a timely basis;

•	the effectiveness of our efforts to reduce product costs and manage operating expenses;

•	the ability to hire, retain and motivate qualified employees to meet the demands of our customers;

•	intellectual property disputes;

•	potential significant litigation-related costs;

•	costs related to compliance with increasing worldwide environmental and other regulations; and

•	the effects of public health emergencies, natural disasters, security risk, terrorist activities, international conflicts and other events beyond our control.

As a result of these and other factors, there can be no assurance that the Company will not experience significant fluctuations in future operating results on a quarterly or annual basis.  In addition, if our operating results do not meet the expectations of investors, the market price of our common stock may decline.

Our stock price has been volatile and may fluctuate in the future.

The trading price of our common stock has and may continue to fluctuate significantly.  Such fluctuations may be influenced by many factors, including:

•	the volatility of the financial markets;

•	uncertainty regarding the prospects of domestic and foreign economies;

•	uncertainty regarding domestic and international political conditions, including tax policies;

•	our performance and prospects;

•	the performance and prospects of our major customers;

•	investor perception of our company and the industry in which we operate;

•	the limited availability of earnings estimates and supporting research by investment analysts;

•	the liquidity of the market for our common stock; and

•	the concentration of ownership of our common stock by Dr. John W. Sammon, Director and Chairman Emeritus of PAR’s Board of Directors.

Public stock markets have recently experienced price and trading volume volatility.  This volatility significantly and negatively affected the market prices of securities of many technology companies and the return of such volatility could result in broad market fluctuations that could materially and adversely affect the market price of our common stock for indefinite periods.  In addition, fluctuations in our stock price, volume of shares traded, and changes in our trading multiples may make our stock attractive to certain categories of investors who often shift funds into and out of stocks rapidly, exacerbating price fluctuations in either direction.

A decline in the volume of purchases made by any one of the company’s major customers would materially adversely affect our business.

A small number of related customers have historically accounted for a majority of the Company’s net revenues in any given fiscal period.  For each of the fiscal years ended December 31, 2011, 2010 and 2009, aggregate sales to our top two Hospitality segment customers, McDonald’s Corporation and Yum! Brands, Inc., amounted to 42%, 46% and 39% of total revenues, respectively.  Most of the Company’s customers are not obligated to provide us with any minimum level of future purchases or with binding forecasts of product purchases for any future period.  In addition, major customers may elect to delay or otherwise change the timing of orders in a manner that could adversely affect the Company’s quarterly and annual results of operations.  There can be no assurance our current customers will continue to place orders with us, or we will be able to obtain orders from new customers.

An inability to produce new products that keep pace with technological developments and changing market conditions could result in a loss of market share.

The products we sell are subject to rapid and continual changes in technology.  Our competitors offer products that have an increasingly wider range of features and capabilities.  We believe that in order to compete effectively, we must provide systems incorporating new technologies at competitive prices.  There can be no assurance we will be able to continue funding research and development at levels sufficient to enhance our current product offerings, or the Company will be able to develop and introduce on a timely basis, new products that keep pace with technological developments and emerging industry standards and address the evolving needs of customers.  There also can be no assurance we will not experience difficulties that will result in delaying or preventing the successful development, introduction and marketing of new products in our existing markets, or our new products and product enhancements will adequately meet the requirements of the marketplace or achieve any significant degree of market acceptance.  Likewise, there can be no assurance as to the acceptance of our products in new markets, nor can there be any assurance as to the success of our penetration of these markets, nor to the revenue or profit margins realized by the Company with respect to these products.  If any of our competitors were to introduce superior software products at competitive prices, or if our software products no longer meet the needs of the marketplace due to technological developments and emerging industry standards, our software products may no longer retain any significant market share.

We generate much of our revenue from the hospitality industry and therefore are subject to decreased revenues in the event of a downturn in that industry.

    For the fiscal years ended December 31, 2011, 2010 and 2009, we derived 70%, 72% and 65%, respectively, of our total revenues from the hospitality industry, primarily the QSR market.  Consequently, our hospitality technology product sales are dependent in large part on the health of the hospitality industry, which in turn is dependent on the domestic and international economy, as well as factors such as consumer buying preferences and weather conditions.  Instabilities or downturns in the hospitality market could disproportionately impact our revenues, as clients either may exit the industry or delay, cancel or reduce planned expenditures for our products.  Although we believe we can succeed in the quick service restaurant sector of the hospitality industry in a competitive environment, given the cyclical nature of that industry, there can be no assurance our profitability and growth will continue.

we face extensive competition in the markets in which we operate, and our failure to compete effectively could result in price reductions and/or decreased demand for our products and services.

Several competing suppliers offer hospitality management systems similar to ours.  Some of these competitors are larger than PAR and have access to substantially greater financial and other resources and, consequently, may be able to obtain more favorable terms than we can for components and subassemblies incorporated into these hospitality technology products.  The rapid rate of technological change in the Hospitality segment makes it likely we will face competition from new products designed by companies not currently competing with us.  These new products may have features not currently available from us.  We believe our competitive ability depends on our total solution offering, our experience in the industry, our product development and systems integration capability, our direct sales force and our customer service organization.  There is no assurance, however, we will be able to compete effectively in the hospitality technology market in the future.

Our Government contracting business has been focused on niche offerings, reflecting our expertise, primarily in the areas of Communications Systems Support, Intelligence, Surveillance and Reconnaissance (ISR), Systems Engineering & Evaluation and Information Systems services.  Many of our competitors are larger and have substantially greater financial resources and broader capabilities in information technology.  We also compete with smaller companies, many of which are designated by the Government for preferential “set aside” treatment, that target particular segments of the government market and may have superior capabilities in a particular segment.  These companies may be better positioned to obtain contracts through competitive proposals.  Consequently, there are no assurances we will continue to win Government contracts as a direct contractor or indirect subcontractor.

we may not be able to meet the unique operational, legal and financial challenges that relate to our international operations, which may limit the growth of our business.

For the fiscal years ended December 31, 2011, 2010 and 2009, our net revenues from sales outside the United States were 13%, 11% and 11%, respectively, of the Company’s total revenues.  We anticipate international sales will continue to account for a significant portion of sales.  We intend to continue to expand our operations outside the United States and to enter additional international markets, which will require significant management attention and financial resources.  Our operating results are subject to the risks inherent in international sales, including, but not limited to, regulatory requirements, political and economic changes and disruptions, geopolitical disputes and war, transportation delays, difficulties in staffing and managing foreign sales operations, and potentially adverse tax consequences.  In addition, fluctuations in exchange rates may render our products less competitive relative to local product offerings, or could result in foreign exchange losses, depending upon the currency in which we sell our products.  There can be no assurance these factors will not have a material adverse affect on our future international sales and, consequently, on our operating results.

We derive a portion of our revenue from U.S. government contracts, which contain provisions unique to public sector customers, including the U.S. government’s right to modify or terminate these contracts at any time.

For the fiscal years ended December 31, 2011, 2010 and 2009, we derived 30%, 28% and 35%, respectively, of our total revenues from contracts to provide technical expertise to Government organizations and prime contractors.  In any year, the majority of our Government contracting activity is associated with the U.S. Department of Defense.  Contracts with the U.S. Government typically provide that such contracts are terminable at the convenience of the U.S. Government.  If the U.S. Government terminated a contract on this basis, we would be entitled to receive payment for our allowable costs and, in general, a proportionate share of our fee or profit for work actually performed.  Most U.S. Government contracts are also subject to modification or termination in the event of changes in funding.  As such, we may perform work prior to formal authorization, or the contract prices may be adjusted for changes in scope of work.  Termination or modification of a substantial number of our U.S. Government contracts could have a material adverse effect on our business, financial condition and results of operations.

We perform work for various U.S. Government agencies and departments pursuant to fixed-price, cost-plus fixed fee and time-and-material prime contracts and subcontracts.  Approximately 74% of the revenue that we derived from government contracts for the year ended December 31, 2011 came from fixed-price or time-and-material contracts.  The balance of the revenue that we derived from Government contracts in 2011 primarily came from cost-plus fixed fee contracts.  Most of our contracts are for one-year to five-year terms.

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

We have goodwill and identifiable intangible assets at December 31, 2011 totaling approximately $6.9 million and $15.9 million, respectively, resulting primarily from business acquisitions and internally developed capitalized software.  The Company tests goodwill for impairment annually or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We describe the impairment testing process and results of this testing more thoroughly herein in Item 7 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies.” If we determine an impairment has occurred at any point in time, we will be required to reduce goodwill or identifiable intangible assets on our balance sheet.

Item 1B:	Unresolved Staff Comments

 None.

Item 2:	Properties

The following are the principal facilities (by square footage) of the Company:

Location	Industry Segment	Floor Area Principal Operations	Number of Sq. Ft.

New Hartford, NY	Hospitality Government	Principal executive offices, manufacturing, research and development laboratories, computing facilities	128,675
Rome, NY	Government	Research and development	31,900
Stowe, VT	Hospitality	Sales, service and research and development	21,300
Boulder, CO	Hospitality	Service	20,500
Boca Raton, FL	Hospitality	Research and development	14,900
Sydney, Australia	Hospitality	Sales and service	14,000
as Vegas, NV	Hospitality	Service	12,000
Vaughn, Canada	Hospitality	Sales, service and research and development	10,000
Toronto, Canada	Hospitality	Sales, service and research and development	7,700

The Company’s headquarters and principal business facility is located in New Hartford, NY, which is near Utica, in central New York State.

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

Item 4:	Mine Safety Disclosures

    Not Applicable.

PART II

Item 5:	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s Common Stock, par value $.02 per share, trades on the New York Stock Exchange (NYSE symbol - PAR).  At December 31, 2011, there were approximately 417 owners of record of the Company’s Common Stock, plus those owners whose stock certificates are held by brokers.

The following table shows the high and low stock prices for the two years ended December 31, 2011 as reported by New York Stock Exchange:

	2011		2010
Period	Low	High	Low	High

First Quarter	$4.28	$6.63	$5.30	$6.33
Second Quarter	$3.63	$4.99	$5.14	$7.28
Third Quarter	$3.04	$3.93	$4.69	$6.20
Fourth Quarter	$3.22	$4.00	$5.24	$6.92

The Company has not paid cash dividends on its Common Stock, and its Board of Directors presently intends to continue to retain earnings for reinvestment in growth opportunities.  Accordingly, it is anticipated no cash dividends will be paid in the foreseeable future.

Item 6:	Selected Financial Data

     Not Required.

Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This document contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934.  Any statements in this document that do not describe historical facts are forward-looking statements.  Forward-looking statements in this document (including forward-looking statements regarding the continued health of segments of the hospitality industry, future information technology outsourcing opportunities, an expected increase or decrease in contract funding by the U.S. Government, the impact of current world events on our results of operations, the effects of inflation on our margins, and the effects of interest rate and foreign currency fluctuations on our results of operations) are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  When we use words such as “intend,” “anticipate,” “believe,” “estimate,” “plan,” “will,” or “expect”, we are making forward-looking statements.  We believe the assumptions and expectations reflected in such forward-looking statements are reasonable based on information available to us on the date hereof, but we cannot assure you these assumptions and expectations will prove to have been correct or we will take any action that we presently may be planning.  We have disclosed certain important factors that could cause our actual future results to differ materially from our current expectations, including: a decline in the volume of purchases made by one or a group of our major customers; risks in technology development and commercialization; risks of downturns in economic conditions generally, and in the quick-service sector of the hospitality market specifically; risks associated with government contracts; risks associated with competition and competitive pricing pressures; and risks related to foreign operations.  Forward-looking statements made in connection with this report are necessarily qualified by these factors.  We are not undertaking to update or revise publicly any forward-looking statements if we obtain new information or upon the occurrence of future events or otherwise.

Overview

PAR’s technology solutions for the Hospitality segment feature software, hardware and support services tailored for the needs of restaurants, luxury hotels, resorts and spas, casinos, cruise lines, movie theatres, theme parks and specialty retailers.  The Company’s Government segment provides technical expertise in the contract development of advanced systems and software solutions for the U.S. Department of Defense and other federal agencies, as well as information technology and communications support services to the U.S. Department of Defense.

The Company’s products sold in the Hospitality segment are utilized in a range of applications by thousands of customers.  The Company faces competition across all of its markets within the Hospitality segment, competing primarily on the basis of product design, features and functionality, quality and reliability, price, customer service, and delivery capability.  PAR’s global infrastructure and reach as a technology solutions provider to hospitality customers is an important competitive advantage, as it allows the Company to provide innovative systems, with significant global deployment capability, to its multinational customers.  PAR’s continuing strategy is to provide complete integrated technology solutions and services with excellent customer service in the markets in which it participates.  The Company conducts its research and development efforts to create innovative technology offerings that meet and exceed customer requirements and also have a high probability for broader market appeal and success.

The Company is focused on expanding four distinct parts of its Hospitality businesses.  First, it is investing in the market introduction and deployment of ATRIO, its next generation software for the Hotel/Resport/Spa market.  Second, we are investing in the enhancement of existing software and the development of the next generation of software for the Restaurant market.  Third, the Company continues to work on building more robust and extensive third-party distribution channels.  Fourth, as the Company’s customers continue to expand in international markets, PAR has created an international infrastructure focused on that expansion.

The QSR market, our primary market, continues to perform well for the large, international companies, despite worldwide macroeconomic uncertainty.  However, the Company has seen an impact of current economic conditions on smaller, regional QSR organizations, whose business is slowing because of higher unemployment and lack of consumer confidence in certain regions.  These conditions have had and could continue to have an impact on the markets in which the Company's customers operate, which could result in a reduction of sales, operating income and cash flows.

Approximately 30% of the Company’s revenues are generated by its Government business.  The operational performance of PAR’s Government segment requires consistently winning new contracts, the extension of existing contracts, and the renewal of expiring contracts.  The general uncertainty in U.S. defense spending for the balance of the calendar year may impact the growth of this business segment on a year-over-year basis.

Results of Operations — 2011 Compared to 2010

During the fourth quarter of fiscal year 2011, the Company entered into a definitive agreement to sell substantially all of the assets of its Logistics Management business, PAR Logistics Management Systems Corporation (LMS) to ORBCOMM Inc., including but not limited to accounts receivable, inventory, equipment, intellectual property, and customer contracts.  The transaction closed on January 12, 2012.  The results of operations of LMS for fiscal year 2011 have been recorded as discontinued operations in accordance with Accounting Standards Codification (ASC) 205-20, Presentation of Financial Statements – Discontinued Operations.  All prior period amounts have been reclassified to conform to the current period presentation.  Refer to Note 2 “Discontinued Operations” and Note 15 “Subsequent Events” in the Notes to the Consolidated Financial Statements for further discussion.

The Company reported revenues of $229.4 million for the year ended December 31, 2011, a decrease of 2.4% from the $235 million reported for the year ended December 31, 2010.  The Company’s net loss from continuing operations for the year ended December 31, 2011 was $13.4 million, or $0.89 loss per diluted share, compared to net income of $5.0 million, or $0.33 per diluted share for the same period in 2010.  During 2011, the Company reported a loss on discontinued operations of $2.2 million, or $0.15 loss per diluted share associated with its Logistics Management business.  This compares to a loss of $1.8 million or $0.12 loss per diluted share for the same period in 2010.  The Company’s net loss for the year ended December 31, 2011 was $15.5 million, or $1.04 loss per diluted share, compared to net income of $3.1 million, or $0.21 per diluted share, for the same period in 2010.

Product revenues for the year ended December 31, 2011 were $91 million, a decrease of 7.8% from the $98.7 million recorded in 2010.  This decrease was primarily the result of a decline in domestic sales to McDonald’s as their significant North American upgrade program has been completed.  Partially offsetting this decline was an increase in domestic sales to Baskin-Robbins, SUBWAY, and YUM! Brands.  Lastly, the Company has experienced an increase in international product sales as well as sales made through its dealer channels which have increased 15% and 7%, respectively over 2010.

Customer service revenues primarily include installation, software maintenance, training, 24 hour help desk support and various depot and on-site service options.  Customer service revenues were $69.5 million for the year ended December 31, 2011, a 1.1% decrease from $70.2 million reported for the same period in 2010.  This decrease is mostly attributable to a decrease in depot service revenue, commensurate with new store upgrades.  This decrease was partially offset by increases in domestic field service revenue associated with the McDonald’s hardware upgrade program, as well as an increase in international service revenue to YUM! Brands.

Government contract revenues were $68.9 million for the year ended December 31, 2011, an increase of 4.4% when compared to the $66.1 million recorded in the same period in 2010.  This increase was due to multiple new contract wins, including revenue associated with the Company’s new (ISR) technologies contract with the U.S. Army.

Product margins for the year ended December 31, 2011 were 36.4%, an increase from 34.9% in the same period in 2010.  This improvement was primarily the result of an improved product mix resulting from an increase in the volume of terminals sold relative to related peripherals, as well as various cost reduction and efficiency improvement efforts implemented across the Company’s Hospitality businesses.

Customer service margins were 18.3% for the year ended December 31, 2011, compared to 33% for the same period in 2010.  This decrease was primarily the result of a charge of $7.7 million recorded in the second quarter of 2011 associated with the write down of service parts inventory related to discontinued products.  This charge was recorded as the result of an acceleration of technology upgrade programs by two of the Company’s major customers and an overall change in customer requirements as a result of these upgrades.  As part of these programs, the Company’s customers were required to upgrade their existing hardware in support of new software utilized at their respective restaurants.  In addition, this decrease was also the result of a reduction in higher margin depot service revenue as a result of the various customer upgrade programs.  Partially offsetting this decrease was an improvement in installation margin resulting from improved utilization of installation personnel.

Government contract margins were 6.7% for the year ended December 31, 2011, an increase from 6.4% for the same period in 2010.  This increase was due to revenue associated with the Company’s first commercial license sale of its full motion video technology.  The most significant components of contract costs in 2011 and 2010 were labor and fringe benefits.  For 2011, labor and fringe benefits were $45.7 million, or 71% of contract costs, compared to $48.4 million or 78% of contract costs for the same period in 2010.

Selling, general and administrative expenses for the year ended December 31, 2011 were $35.8 million, a decrease of 6.5% from the $38.3 million expense for the same period in 2010.  Total expense for 2011 included non-recurring charges of $595,000 recorded in the second quarter of 2011 related to severance and office closure.  Overall selling, general and administrative expenses decreased year over year as a result of the execution of various cost reduction strategies primarily within the Hospitality businesses.

Research and development expenses were $13.8 million for the year ended December 31, 2011, a decrease of 13% from the $15.9 million recorded in 2010.  The decrease was associated with the Company capitalizing the development costs associated with its next generation Hospitality software platforms.

During the second quarter of 2011, the Company determined, as a result of the decline in the stock price that occurred during the second quarter, a goodwill impairment triggering event had occurred.  The fair value of the Company’s common shares declined from $4.60 per share at April 1, 2011 to $3.83 per share at June 30, 2011, resulting in the Company no longer being able to reconcile the aggregate fair value of its reporting units to its market capitalization after consideration of a reasonable control premium.  Although there was no significant adverse change to the long term financial outlook of any of its businesses, the Company concluded a triggering event had occurred and as a result, performed additional analyses over the valuation of its reporting units in accordance with the relevant accounting rules, recording a non-cash impairment charge of $20.2 million to its goodwill in the second quarter of 2011.  In addition, as part of this goodwill triggering event assessment, the Company recorded an impairment charge of $580,000 associated with its indefinite lived intangible assets.

Amortization of identifiable intangible assets was $840,000 for the year ended December 31, 2011 compared to $939,000 for the same period in 2010.  This decrease was due to certain intangible assets becoming fully amortized during 2010.

Other income, net, was $203,000 for the year ended December 31, 2011 compared to $640,000 for the same period in 2010.  Other income primarily includes rental income, income from the sale of certain assets, finance charges and foreign currency gains and losses.  The decrease is primarily attributable to finance charges collected on a specific outstanding receivable in 2010 that did not recur in 2011.

Interest expense represents interest charged on the Company’s short-term borrowings from banks and from long-term debt.  Interest expense was $211,000 for the year ended December 31, 2011, as compared to $352,000 for the same period in 2010.  The Company experienced lower average borrowings in 2011 when compared to 2010 and a decrease in interest expense of $101,000 related to its interest rate swap agreement.

For the year ended December 31, 2011, the Company’s effective income tax rate was a benefit of 35.8%, compared to an effective income tax expense rate of 30.1% in 2010.  The variance from the federal statutory rate in 2011 was primarily due to research credits and state tax benefits, partially offset by an additional valuation allowance necessary related to certain deferred tax assets.  The variance from the federal statutory rate in 2010 was primarily due to the reversal of a valuation allowance of $230,000 on certain deferred tax assets as the result of the Company’s tax planning strategies and research credits generated.

Results of Operations — 2010 Compared to 2009

The Company reported revenues of $235 million for the year ended December 31, 2010, an increase of 8.9% from the $215.9 million reported for the year ended December 31, 2009.  The Company’s net income from continuing operations for the year ended December 31, 2010 was $5.0 million, or $0.33 per diluted share, compared to net loss of $5.0 million, or $0.35 loss per diluted share for the same period in 2009.  During 2010, the Company reported a loss on discontinued operations of $1.8 million, or $0.12 loss per diluted share associated with its Logistics Management business.  This compares to a loss of $143,000, or $0.01 loss per diluted share for the same period in 2009.  The Company’s net income for the year ended December 31, 2010 was $3.1 million, or $0.21 per diluted share, compared to net loss of $5.2 million, or $0.36 loss per diluted share, for the same period in 2009.

   Product revenues for the year ended December 31, 2010 were $98.7 million, an increase of 46% from the $67.5 million recorded in 2009.  This increase was primarily attributable to an increase in sales to McDonald’s in fulfillment of a large technology upgrade program.  In addition to this increase, sales through the Company’s dealer channel increased significantly as compared to 2009.  A 27% increase in international product revenue during the year further contributed to growth in 2010.

Customer service revenues primarily include installation, software maintenance, training, 24 hour help desk support and various depot and on-site service options.  Customer service revenues were $70.2 million for the year ended December 31, 2010, a 3.6% decrease from $72.9 million reported for the same period in 2009.  This decrease is mostly attributable to a decrease in installation and field service revenue as a result of the completion of a specific initiative with a major customer in 2009.  These decreases were partially offset by increases in revenue from professional services within the Restaurant market.

Government contract revenues were $66.1 million for the year ended December 31, 2010, a decrease of 12.5% when compared to the $75.5 million recorded in the same period in 2009.  This decrease was due to the completion of certain contracts in 2010 as well as a reduction in pass through revenue that occurred in 2009, but did not recur in 2010.

Product margins for the year ended December 31, 2010 were 34.9%, an increase from the 33.0% for the year ended December 31, 2009.  This improvement was primarily the result of an improved product mix resulting from an increase in the volume of terminals sold relative to related peripherals, as well as various cost reduction and efficiency improvement efforts implemented across the Company’s Restaurant and Hotel/Resort/Spa markets.  Additionally, 2009 product margin was unfavorably impacted by a charge of $944,000 recorded relative to a write-down of inventory associated with discontinued product lines due to a change in customer requirements.

Customer service margins were 33.0% for the year ended December 31, 2010, compared to 23.8% for the same period in 2009.  A significant contributor to this variance was a charge of $4.5 million recorded in 2009, primarily associated with the write down of service inventory related to discontinued products in response to certain major customers announcing their initiative to accelerate planned upgrades of their POS systems.  Exclusive of the aforementioned charge, fiscal year 2009 service margins were 29.9%, versus 33.0% in the current year.  This improvement is the result of cost reduction efforts in the Company’s PSMS subsidiary, as well as improvements in international service margins resulting from the execution of various cost reduction strategies.

Government contract margins were 6.4% for the year ended December 31, 2010, an increase from 5.5% for the same period in 2009.  This increase was due to a reduction in low margin pass through revenue that occurred in 2009, but did not recur in 2010, as well as improved margins associated with contract completions in 2010.  The most significant components of contract costs in 2010 and 2009 were labor and fringe benefits.  For 2010, labor and fringe benefits were $48.4 million or 78% of contract costs compared to $52.4 million or 73% of contract costs for the same period in 2009.

Selling, general and administrative expenses for the year ended December 31, 2010 were $38.3 million, an increase of 9.6% from the $34.9 million for the same period in 2009.  Of this increase, $2.8 million is associated with an increase in restaurant sales and marketing expense attributable to the increase in revenue.  Increases also relate to the Company’s investment in the ATRIO software initiative.  These increases were partially offset by a decline in stock-based compensation expense.

Research and development expenses were $15.9 million for the year ended December 31, 2010, an increase of 16.4% from the $13.6 million recorded in 2009.  The increase was the result of increased research and development expenditures in support of the Company’s investment in the ATRIO software initiative.  These increases were partially offset by cost reductions achieved in outsourcing through strategic relationships.

Amortization of identifiable intangible assets was $939,000 for the year ended December 31, 2010 compared to $1.3 million for 2009.  This decrease was due to certain intangible assets becoming fully amortized during 2010.

Other income, net, was $640,000 for the year ended December 31, 2010, compared to $165,000 for the same period in 2009.  Other income primarily includes rental income, income from the sale of certain assets, finance charges, and foreign currency gains and losses.  The increase is primarily due to an increase in finance charge income related to a specific outstanding receivable collected during 2010, as well as a gain on the sale of certain assets.

Interest expense represents interest charged on the Company’s short-term borrowings from banks and from long-term debt.  Interest expense was $352,000 for the year ended December 31, 2010, as compared to $400,000 for the same period in 2009.  The Company experienced lower average borrowings in 2010 when compared to 2009.  The Company also recognized a decrease in interest expense of $115,000 related to its interest rate swap agreement.

For the year ended December 31, 2010, the Company’s effective income tax expense rate was 30.1%, compared to an effective income tax benefit of 19.7% for the same period in 2009.  The variance from the federal statutory rate in 2010 is primarily due to the benefit derived from certain federal tax credits, as well as the exclusion of certain foreign income from U.S. taxable income that was taxed by the local jurisdiction at a rate lower than the federal statutory rate.  The variance from the federal statutory rate in 2009 was primarily the result of the establishment of a valuation allowance related to certain deferred tax assets, which decreased the tax benefit.

Liquidity and Capital Resources

The Company’s primary sources of liquidity have been cash flow from operations and lines of credit with various commercial banks.  Cash provided by operating activities of continuing operations was $13.7 million for the year ended December 31, 2011, compared to $16 million for the same period in 2010 and $9.3 million in fiscal year 2009.  In 2011, cash was generated by the Company’s operating results before the non-cash goodwill and intangible asset impairment and inventory charges, offset by reductions to changes in operating assets and liabilities.  The most significant changes to the Company’s operating assets and liabilities were the decrease in accounts receivable due to the timing of collections of advanced service and maintenance contract billings.  This was partially offset by cash used towards payments of accounts payable and accrued salaries and benefits based on the timing of payments.  Cash was also used to support the execution of existing service support contracts with customers.

 In 2010, cash was generated primarily by the Company’s net income and add back of non-cash charges, as well as through the change in operating assets and liabilities.  The most significant change to the Company’s operating assets and liabilities were an increase in accounts payable based on the timing of vendor payments, offset by an increase in inventory commensurate with forecast requirements for the period.

In 2009, cash was generated by the Company’s net loss plus the add back of non-cash charges, offset by reductions to changes in operating assets and liabilities.  The most significant changes to the Company’s operating assets and liabilities were the reduction of accounts receivable, which was the result of improved collection efforts implemented in 2009, combined with an overall decrease in accounts receivable commensurate with the decrease in revenue as compared to the prior fiscal year.  Cash flow was adversely impacted by the reduction in customer deposits from fiscal year 2008 primarily attributable to a significant advance payment received from a Restaurant customer in the fourth quarter of fiscal 2008 that did not recur in 2009.

Cash used in investing activities from continuing operations was $8.3 million for the year ended December 31, 2011, versus $6.0 million for the same period in 2010 and $2.1 million for fiscal year 2009.  In 2011, capital expenditures were $896,000 and were primarily related to the purchase of office and computer equipment.  Capitalized software costs relating to software development of Hospitality segment products were $7.4 million, an increase from the prior year as a result of investment in the Company’s Restaurant and Hotel /Resort / Spa software.  In 2010, capital expenditures were $3.8 million and were primarily related to the Company’s acquisition of certain technology components to complement its next generation enterprise solution for its restaurants.  Capitalized software costs relating to software development of Hospitality segment products were $2.1 million, an increase from the prior year, as a result of increased investment in the Company’s ATRIO software initiative, a larger portion of which was capitalized.  In 2009, capital expenditures were $1.2 million and were primarily related to the purchase of office and computer equipment.  Capitalized software costs relating to software development of Hospitality segment products were $845,000, relating to the Company’s restaurant software products.

Cash used in financing activities from continuing operations was $1.6 million for the year ended December 31, 2011, versus cash used of $3.2 million for the same period in 2010 and cash used of $7.3 million in fiscal year 2009.  In 2011, the Company decreased its long term debt by $1.7 million in accordance with the related payment schedule.  The Company also benefited $133,000 from the exercise of employee stock options.  In 2010, the Company decreased its short term borrowings by $2 million, as a result of its favorable operating cash flow and decreased its long term debt by $1.4 million in accordance with the related payment schedule.  The Company also benefited $551,000 from the exercise of employee stock options.  Lastly, the Company purchased $323,000 of treasury stock in 2010.  In 2009, the Company decreased its short-term borrowings by $6.8 million and decreased its long-term debt by $1.1 million.  The Company also benefited $547,000 from the exercise of employee stock options.

On June 6, 2011, the Company executed a new credit agreement with its lenders.  This short-term credit facility provides the Company borrowing availability up to $20 million (with the option to increase to $30 million).  This agreement allows the Company, at its option, to borrow funds at the LIBOR rate plus the applicable interest rate spread (1.31% at December 31, 2011) or at the bank’s prime lending rate (3.25% at December 31, 2011).  This agreement expires in June 2014.  At December 31, 2011, the Company did not have any outstanding balance on this line of credit.  The weighted average interest rate paid by the Company was 2.0% during fiscal year 2011.  This agreement contains certain loan covenants including leverage and fixed charge coverage ratios.  In July 2011, this agreement was amended to exclude specific non-recurring charges recorded by the Company in the second quarter of 2011 from all debt covenant calculations in 2011 and through June 30, 2012.  The Company is in compliance with these amended covenants at December 31, 2011.  This credit facility is secured by certain assets of the Company.

The Company borrowed $6 million under an unsecured term loan agreement, in connection with a prior business acquisition.  The agreement provides for interest only payments in the first year and escalating principal payments through 2012. The loan bears interest at the LIBOR rate plus the applicable interest rate spread (1.31% at December 31, 2011) or at the bank’s prime lending rate (3.25% at December 31, 2011).  The terms and conditions of the line of credit agreement described in the preceding paragraph also apply to the term loan.

The Company entered into an interest rate swap agreement associated with the above $6 million loan, with principal and interest payments due through August 2012.  At December 31, 2011, the notional principal amount totaled $1.4 million.  This instrument was utilized by the Company to minimize significant unplanned fluctuations in earnings and cash flows caused by interest rate volatility.  The Company did not adopt hedge accounting, but rather records the fair market value adjustments through the consolidated statements of operations each period.  The associated fair value adjustments for the years ended December 31, 2011, 2010 and 2009 were $101,000, $115,000 and $146,000, respectively and were recorded as decreases to interest expense.

The Company has a $1.4 million mortgage loan, collateralized by certain real estate.  The annual mortgage payment including interest totals $222,000.  The mortgage bears interest at a fixed rate of 5.75% and matures in 2019.

The Company’s future principal payments under its term loan, mortgage and operating leases are as follows (in thousands):

	Total	Less Than 1 Year	1-3 Years	3 - 5 Years	More than 5 Years
Long-term debt obligations	$2,743	$1,494	$315	$354	$580
Operating lease	6,357	2,131	3,029	835	362

Total	$9,100	$3,625	$3,344	$1,189	$942

During fiscal year 2012, the Company anticipates its capital requirements will not exceed approximately $3 million.  The Company does not usually enter into long term contracts with its major Hospitality segment customers.  The Company commits to purchasing inventory from its suppliers based on a combination of internal forecasts and actual orders from customers.  This process, along with good relations with suppliers, minimizes the working capital investment required by the Company.  Although the Company lists two major customers, McDonald’s and Yum! Brands, it sells to hundreds of individual franchisees of these corporations, each of which is individually responsible for its own debts.  These broadly made sales substantially reduce the impact on the Company’s liquidity if one individual franchisee reduces the volume of its purchases from the Company in a given year.  The Company, based on internal forecasts, believes its existing cash, line of credit facilities and its anticipated operating cash flow will be sufficient to meet its cash requirements through the next twelve months.  However, the Company may be required, or could elect, to seek additional funding prior to that time.  The Company’s future capital requirements will depend on many factors including its rate of revenue growth, the timing and extent of spending to support product development efforts, potential growth through strategic acquisition, expansion of sales and marketing, the timing of introductions of new products and enhancements to existing products, and market acceptance of its products.  The Company cannot assure additional equity or debt financing will be available on acceptable terms or at all.  The Company’s sources of liquidity beyond twelve months, in management’s opinion, will be its cash balances on hand at that time, funds provided by operations, funds available through its lines of credit and the long-term credit facilities that it can arrange.

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

Revenue Recognition Policy

Product revenues consist of sales of the Company’s standard point-of-sale and property management systems of the Hospitality segment. Product revenues include both hardware and software sales.  The Company also records service revenues relating to its standard point-of-sale and property management systems of the Hospitality segment.

Hardware

Revenue recognition on hardware sales occurs upon delivery to the customer site (or when shipped for systems that are not installed by the Company) when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectability is reasonably assured.

Software

Revenue recognition on software sales generally occurs upon delivery to the customer site (or when shipped for systems that are not installed by the Company), when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectability is probable.  For software sales where the Company is the sole party that has the proprietary knowledge to install the software, revenue is recognized upon installation and when the system is ready to go live.

Service

Service revenue consists of installation and training services, support maintenance, and field and depot repair.  Installation and training service revenue are based upon standard hourly/daily rates, and revenue is recognized as the services are performed.  Support maintenance and field and depot repair are provided to customers either on a time and materials basis or under a maintenance contract.  Services provided on a time and materials basis are recognized as the services are performed.  Service revenues from maintenance contracts are recorded as deferred revenue when billed to the customer and are recognized ratably over the underlying contract period.

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

Goodwill

The Company tests goodwill for impairment on an annual basis, or more often if events or circumstances indicate there may be impairment.  The Company operates in two business segments, Hospitality and Government.  Goodwill impairment testing is performed at the sub-segment level (referred to as a reporting unit).  The three reporting units utilized by the Company for its impairment testing are: Restaurant, Hotel/Resort/Spa, and Government. Goodwill is assigned to a specific reporting unit at the date the goodwill is initially recorded. Once goodwill has been assigned to a specific reporting unit, it no longer retains its association with a particular acquisition, and all of the activities within a reporting unit, whether acquired or organically grown, are available to support the value of the goodwill.

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

During the second quarter of 2011, the Company determined as a result of the decline in the stock price that occurred during the second quarter, a goodwill impairment triggering event had occurred.  The fair value of the Company’s common shares declined from $4.60 per share at April 1, 2011 to $3.83 per share at June 30, 2011, resulting in the Company no longer being able to reconcile the aggregate fair value of its reporting units to its market capitalization after consideration of a reasonable control premium.  Although there was no significant adverse change to the long term financial outlook of any of its businesses, the Company concluded a triggering event had occurred and as a result, performed additional analyses over the valuation of its reporting units in accordance with the relevant accounting rules, recording a non-cash impairment charge of $20.2 million to its goodwill in the second quarter of 2011.  In addition, as part of this goodwill triggering event assessment, the Company recorded an impairment charge of $580,000 associated with its indefinite lived intangible assets.  Following the impairment charges, the Restaurant reporting unit did not carry any residual goodwill, while the Hotel/Resort/Spa reporting unit's remaining goodwill was $6.1 million.  The fair value of the Government reporting unit was substantially in excess of its carrying value; therefore, no goodwill impairment was noted.

The Company utilizes three methodologies in performing its goodwill impairment test for each reporting unit.  These methodologies include both an income approach, namely a discounted cash flow method, and two market approaches, namely the guideline public company method and quoted price method.  The discounted cash flow method was weighted 80% in the fair value calculation, while the public company method and quoted price method were weighted each at 10% of the fair value calculation.  The valuation methodologies and weightings used in the current year are generally consistent with those used in the Company’s past annual impairment tests.

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

Key assumptions within the Company’s discounted cash flow model utilized for its annual impairment test included projected financial operating results, a long term growth rate of 3% (beyond five years) and discount rates ranging from 21% to 26%, depending on the reporting unit.  As stated above, as the discounted cash flow method derives value from the present value of a projected level of income stream, a modification to the Company’s projected operating results including changes to the long term growth rate could impact the fair value.  The present value of the cash flows is determined using a discount rate based on the capital structure and capital costs of comparable public companies, as well as company-specific risk premium, as identified by the Company.  A change to the discount rate could impact the fair value determination.

The market approach is a generally-accepted way of determining a value indication of a business, business ownership interest, security or intangible asset by using one or more methods that compare the subject to similar businesses, business ownership interests, securities or intangible assets that have been sold.  There are two methodologies considered under the market approach: the public company method and the quoted price method.

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

The amount of goodwill carried by the Hotel/Resort/Spa and Government reporting units is $6.1 million and $0.7 million, respectively.  The estimated fair value of the Hotel/Resort/Spa reporting unit exceeds its carrying value by approximately 6%.  The estimated fair value of the Government reporting unit is substantially in excess of its carrying value.

Hotel /Resort/Spa:

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

The Company has utilized annual revenue growth rates ranging between 5% and 46%.  The high end growth rate reflects the Company’s projected revenues resulting from the release of the Company’s next generation software platform, ATRIO.   This software platform will expand the Company’s capabilities into new markets.  The Company believes these estimates are reasonable given the size of the overall market which it will enter, combined with the projected market share the Company expects to achieve.  The projected revenue growth rates ultimately trend to an estimated long term growth rate of 3%.

The Company has utilized gross margin estimates materially consistent with historical gross margins achieved.  Estimates of operating expenses, working capital requirements and depreciation and amortization expense utilized for this reporting unit are generally consistent with actual historical amounts, adjusted to reflect its continued investment and projected revenue growth from ATRIO.  The Company believes utilization of actual historical results adjusted to reflect its continued investment in ATRIO is an appropriate basis supporting the fair value of the Hotel/Resort/Spa reporting unit.

Lastly, the Company utilized a discount rate of approximately 26% for this reporting unit.  This estimate was derived through a combination of current risk-free interest rate data, financial data from companies that PAR has deemed as its competitors, and was based on volatility between the Company’s historical financial projections and actual results achieved.

The current economic conditions and the continued volatility in the U.S. and in many other countries in which the Company operates could contribute to decreased consumer confidence and continued economic uncertainty which may adversely impact the Company’s operating performance.  Although the Company has seen an improvement in the markets which it serves, the continued volatility in these markets could have an impact on purchases of the Company’s products, which could result in a reduction of sales, operating income and cash flows.  Reductions in these results could have a material adverse impact on the underlying estimates used in deriving the fair value of the Company’s reporting units used in support of its annual goodwill impairment test or could result in a triggering event requiring a fair value remeasurement, particularly if the Company is unable to achieve the estimates of revenue growth indicated in the preceding paragraphs.  These conditions may result in an impairment charge in future periods.

The Company has reconciled the aggregate estimated fair value of the reporting units to the market capitalization of the consolidated Company, including a reasonable control premium.

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

inflation

Inflation had little effect on revenues and related costs during 2011.  Management anticipates that margins will be maintained at acceptable levels to minimize the effects of inflation, if any.

interest rates

As of December 31, 2011, the Company has $1.4 million in variable long-term debt and did not have any variable short-term debt.  The Company believes that an adverse change in interest rates of 100 basis points would not have a material impact on our business, financial condition, results of operations or cash flows.

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

The Company’s 2011 consolidated financial statements, together with the report thereon of KPMG LLP dated April 4, 2012, are included elsewhere herein.  See Part IV, Item 15 for a list of Financial Statements.

Item 9A:	Controls and Procedures

1.	Evaluation of Disclosure Controls and Procedures.

Based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2011, the end of the period covered by this Annual Report on Form 10-K (the “Evaluation Date”), conducted under the supervision of and with the participation of the Company’s chief executive officer and chief financial officer, such officers have concluded that the Company’s disclosure controls and procedures, which are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and designed to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is accumulated and communicated to management, including the chief executive and financial officers, as appropriate, to allow timely decisions regarding required disclosures, are effective as of the Evaluation Date.

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

PAR’s management, under the supervision of and with the participation of the Company’s chief executive officer and chief financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) based on the framework in Internal Control – Integrated Framework.  Based on its assessment, based on those criteria, management believes that as of December 31, 2011, the Company’s internal control over financial reporting was effective.

3.	Changes in Internal Controls over Financial Reporting.

During the Company’s last fiscal quarter of 2011 (the fourth fiscal quarter), there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13 a-15(f)) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10:	Directors, Executive Officers and Corporate Governance

The information required by this item will appear under the caption “Directors, Executive Officers and Corporate Governance” in our 2012 definitive proxy statement for the annual meeting of stockholders in June 2012, to be filed under Schedule 14A, and is incorporated herein by reference.

Item 11:	Executive Compensation

The information required by this item will appear under the caption “Executive Compensation” in our 2012 definitive proxy statement for the annual meeting of stockholders in June 2012, to be filed under Schedule 14A, and is incorporated herein by reference.

Item 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will appear under the caption “Security Ownership of Management and Certain Beneficial Owners” in our 2012 definitive proxy statement for the annual meeting of stockholders in June 2012, to be filed under Schedule 14A, and is incorporated herein by reference.

Item 13:	Certain Relationships and Related Transactions, and Director Independence

The information required by this item will appear under the caption “Executive Compensation” in our 2012 definitive proxy statement for the annual meeting of stockholders in June 2012, to be filed under Schedule 14A, and is incorporated herein by reference.

Item 14:	Principal Accounting Fees and Services

    The response to this item will appear under the caption “Principal Accounting Fees and Services” in our 2012 definitive proxy statement for the annual meeting of stockholders in June 2012, to be filed under Schedule 14A, and is incorporated herein by reference.

PART IV

Item 15:	Exhibits, Financial Statement Schedules

Form 10-K Page
(a)	Documents filed as a part of the Form 10-K

(b)	Exhibits
See list of exhibits on page 82.

Report of Independent Registered Public Accounting Firm

The Board of Directors
PAR Technology Corporation:

We have audited the accompanying consolidated balance sheets of PAR Technology Corporation and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PAR Technology Corporation and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Syracuse, New York
April 4, 2012

PAR TECHNOLOGY CORPORATION
CONSOLIDATED BALANCE SHEETS
 (in thousands, except share amounts)

	December 31,
	2011	2010
Assets Current assets:
Cash and cash equivalents	$7,742	$6,779
Accounts receivable-net	30,680	35,825
Inventories-net	25,260	36,682
Income tax refunds	─	152
Deferred income taxes	10,240	5,719
Other current assets	3,088	3,028
Total current assets	77,010	88,185
Property, plant and equipment - net	5,259	5,706
Deferred income taxes	5,605	1,079
Goodwill	6,852	26,954
Intangible assets - net	15,888	10,389
Other assets	2,147	2,124
Assets of discontinued operations	3,182	3,353
Total Assets	$115,943	$137,790
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$1,494	$1,711
Accounts payable	15,773	19,624
Accrued salaries and benefits	7,002	8,868
Accrued expenses	2,609	2,778
Customer deposits	1,137	2,286
Deferred service revenue	10,412	9,752
Income taxes payable	138	─
Total current liabilities	38,565	45,019
Long-term debt	1,249	2,744
Other long-term liabilities	2,837	2,725
Liabilities of discontinued operations	925	543
Shareholders’ Equity:
Preferred stock, $.02 par value,
1,000,000 shares authorized	─	─
Common stock, $.02 par value,
29,000,000 shares authorized;
16,863,868 and 16,746,618 shares issued;
15,156,584 and 15,039,334 outstanding	337	335
Capital in excess of par value	42,990	42,264
Retained earnings	35,073	50,605
Accumulated other comprehensive loss	(201)	(613)
Treasury stock, at cost, 1,707,284 and 1,707,284 shares	(5,832)	(5,832)
Total shareholders’ equity	72,367	86,759
Total Liabilities and Shareholders’ Equity	$115,943	$137,790

See accompanying notes to consolidated financial statements

PAR TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
 (in thousands, except per share amounts)

	Year ended December 31,
	2011	2010	2009
Net revenues:
Product	$90,998	$98,725	$67,543
Service	69,484	70,232	72,886
Contract	68,941	66,065	75,470
	229,423	235,022	215,899
Costs of sales:
Product	57,878	64,286	45,230
Service	56,736	47,045	55,573
Contract	64,347	61,826	71,293
	178,961	173,157	172,096
Gross margin	50,462	61,865	43,803
Operating expenses:
Selling, general and administrative	35,774	38,253	34,896
Research and development	13,797	15,853	13,618
Impairment of goodwill and intangible assets	20,843	─	─
Amortization of identifiable intangible assets	840	939	1,337
	71,254	55,045	49,851

Operating income (loss) from continuing operations	(20,792)	6,820	(6,048)
Other income, net	203	640	165
Interest expense	(211)	(352)	(400)

Income (loss) from continuing operations before provision for income taxes	(20,800)	7,108	(6,283)
Benefit (provision) for income taxes	7,440	(2,141)	1,240
Income (loss) from continuing operations	(13,360)	4,967	(5,043)
Discontinued operations -
Loss on discontinued operations (net of tax)	(2,172)	(1,844)	(143)
Net income (loss)	$(15,532)	$3,123	$(5,186)
Basic earnings (loss) per share:
Income (loss) from continuing operations	(.89)	.34	(.35)
Loss from discontinued operations	(.15)	(.13)	(.01)
Net income (loss)	$(1.04)	$.21	$(.36)
Diluted earnings (loss) per share:
Income (loss) from continuing operations	(.89)	.33	(.35)
Loss from discontinued operations	(.15)	(.12)	(.01)
Net income (loss)	$(1.04)	$.21	$(.36)
Weighted average shares outstanding
Basic	15,000	14,822	14,547
Diluted	15,000	15,008	14,547

See accompanying notes to consolidated financial statements

PAR TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year ended December 31,
	2011	2010	2009
Net income (loss)	$(15,532)	$3,123	$(5,186)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	412	(164)	950
Comprehensive income (loss)	$(15,120)	$2,959	$(4,236)

See accompanying notes to consolidated financial statements

PAR TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(in thousands)
					Accumulated
			Capital in		Other			Total
	Common Stock		excess of	Retained	Comprehensive	Treasury Stock		Shareholders’
(in thousands)	Shares	Amount	Par Value	Earnings	Income (Loss)	Shares	Amount	Equity
Balances at December 31, 2008	16,190	$324	$40,173	$52,668	$(1,399)	(1,653)	$(5,509)	$86,257
Net loss				(5,186)				(5,186)
Issuance of common stock upon the exercise of stock options	192	4	543					547
Issuance of restricted stock awards	68	1						1
Equity based compensation			666					666
Translation adjustments, net of tax of $638					950			950

Balances at December 31, 2009	16,450	329	41,382	47,482	(449)	(1,653)	(5,509)	83,235

Net income				3,123				3,123

Issuance of common stock upon the exercise of stock options	249	5	546					551
Issuance of restricted stock awards	48	1						1
Equity based compensation			336					336
Purchase of treasury stock						(54)	(323)	(323)
Translation adjustments, net of tax of $223					(164)			(164)

Balances at December 31, 2010	16,747	335	42,264	50,605	(613)	(1,707)	(5,832)	86,759

Net loss				(15,532)				(15,532)

Issuance of common stock upon the exercise of stock options	77	1	131					132
Issuance of restricted stock awards	40	1						1
Equity based compensation			595					595
Translation adjustments, net of tax of $91					412			412

Balances at December 31, 2011	16,864	$337	$42,990	$35,073	$(201)	(1,707)	$(5,832)	$72,367

See accompanying notes to consolidated financial statements

PAR TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income (loss)	$(15,532)	$3,123	$(5,186)
Loss from discontinued operations	2,172	1,844	143
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Impairment of goodwill and intangible assets	20,843	─	─
Depreciation and amortization	2,648	3,334	3,836
Provision for bad debts	124	1,094	1,432
Provision for obsolete inventory	10,911	1,897	7,752
Equity based compensation	595	336	666
Deferred income tax	(7,832)	1,685	(1,302)
Changes in operating assets and liabilities:
Accounts receivable	5,022	1,556	7,504
Inventories	509	(6,844)	1,869
Income tax refunds/payable	290	286	(230)
Other current assets	(60)	209	445
Other assets	(23)	(313)	(26)
Accounts payable	(3,599)	6,755	(2,475)
Accrued salaries and benefits	(1,866)	1,364	(996)
Accrued expenses	(169)	(1,024)	(114)
Customer deposits	(1,149)	504	(4,375)
Deferred service revenue	660	(311)	92
Other long-term liabilities	114	513	302
Net cash provided by operating activities-continuing operations	13,658	16,008	9,337
Net cash used in operating activities-discontinued operations	(2,657)	(3,615)	(2,269)
Net cash provided by operating activities	11,001	12,393	7,068
Cash flows from investing activities:
Capital expenditures	(896)	(3,824)	(1,196)
Capitalization of software costs	(7,389)	(2,095)	(845)
Contingent purchase price paid on prior year acquisitions	─	(33)	(54)
Net cash used in investing activities-continuing operations	(8,285)	(5,952)	(2,095)
Net cash used in investing activities-discontinued operations	(76)	(14)	(110)
Net cash used in investing activities	(8,361)	(5,966)	(2,205)
Cash flows from financing activities:
Net borrowings (payments) under line-of-credit agreements	─	(2,000)	(6,800)
Payments of long-term debt	(1,712)	(1,404)	(1,072)
Proceeds from the exercise of stock options	133	551	547
Purchase of treasury stock	─	(323)	─
Net cash used in financing activities-continuing operations	(1,579)	(3,176)	(7,325)
Net cash used in financing activities-discontinued operations	─	─	─
Net cash used in financing activities	(1,579)	(3,176)	(7,325)
Effect of exchange rate changes on cash and cash equivalents	(94)	(377)	142
Net increase (decrease) in cash and cash equivalents	967	2,874	(2,320)
Cash and cash equivalents at beginning of period	6,781	3,907	6,227
Cash and cash equivalents at end of period	7,748	6,781	3,907
Less cash and equivalents of discontinued operations at end of period	(6)	(2)	(3)
Cash and equivalents of continuing operations at end of period	$7,742	$6,779	$3,904
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$330	$477	$555
Income taxes, net of refunds	105	136	333
See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Summary of Significant Accounting Policies

Basis of consolidation

The consolidated financial statements include the accounts of PAR Technology Corporation and its subsidiaries (ParTech, Inc., PAR Springer-Miller Systems, Inc., PixelPoint ULC, PAR Government Systems Corporation, Rome Research Corporation, Ausable Solutions, Inc., and PAR Logistics Management Systems Corporation), collectively referred to as the “Company.” All significant intercompany transactions have been eliminated in consolidation.

During the fourth quarter of fiscal year 2011, the Company entered into a definitive agreement to sell substantially all of the assets of its Logistics Management business, PAR Logistics Management Systems Corporation (LMS) to ORBCOMM Inc., including but not limited to assets such as accounts receivable, inventory, equipment, intellectual property and LMS’s customer contracts.  This transaction closed on January 12, 2012.  The results of operations of LMS fiscal year 2011 have been recorded as discontinued operations in accordance with Accounting Standards Codification (ASC) 205-20, Presentation of Financial Statements – Discontinued Operations.  All prior period amounts have been reclassified to conform to the current period presentation.  Refer to Note 2 “Discontinued Operations” and Note 15 “Subsequent Events” in the Notes to the Consolidated Financial Statements for further discussion.

Revenue recognition

Product revenues consist of sales of the Company’s standard point-of-sale and property management systems of the Hospitality segment. Product revenues include both hardware and software sales.  The Company also records service revenues relating to its standard point-of-sale and property management systems of the Hospitality segment.

Hardware

Revenue recognition on hardware sales occurs upon delivery to the customer site (or when shipped for systems that are not installed by the Company) when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectability is reasonably assured.

Software

Revenue recognition on software sales generally occurs upon delivery to the customer site (or when shipped for systems that are not installed by the Company), when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectability is probable.  For software sales where the Company is the sole party that has the proprietary knowledge to install the software, revenue is recognized upon installation and when the system is ready to go live.

Service

Service revenue consists of installation and training services, support maintenance, and field and depot repair.  Installation and training service revenue are based upon standard hourly/daily rates and revenue is recognized as the services are performed.  Support maintenance and field and depot repair are provided to customers either on a time and materials basis or under a maintenance contract.  Services provided on a time and materials basis are recognized as the services are performed.  Service revenues from maintenance contracts are recorded as deferred revenue when billed to the customer and are recognized ratably over the underlying contract period.

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

Other income

The components of other income for the three years ending December 31 are as follows:

	Year ended December 31
	(in thousands)
	2011	2010	2009

Foreign currency gains / (loss)	$(454)	$145	$(19)
Rental income-net	191	131	191
Other	466	364	(7)
	$203	$640	$165

Identifiable intangible assets

The Company capitalizes certain costs related to the development of computer software sold by its Hospitality segment. Software development costs incurred prior to establishing technological feasibility are charged to operations and included in research and development costs.  Software development costs incurred after establishing feasibility (as defined within ASC 985-20) are capitalized and amortized on a product-by-product basis when the product is available for general release to customers.  Annual amortization, charged to cost of sales when the product is available for general release to customers, is computed using the greater of (a) the straight-line method over the remaining estimated economic life of the product, generally three to five years or (b) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product.  Amortization of capitalized software costs amounted to $465,000, $767,000, and $656,000 in 2011, 2010, and 2009, respectively.

     The Company acquired identifiable intangible assets in connection with its acquisitions in prior years.  Amortization of identifiable intangible assets amounted to $840,000 in 2011, $939,000 in 2010 and $1,337,000 in 2009.

The components of identifiable intangible assets, including capitalized internal software development costs are:

	December 31,
	(in thousands)
	2011	2010

Acquired and internally developed software costs	$17,902	$12,161
Customer relationships	4,519	4,519
Trademarks (non-amortizable)	2,100	2,750
Other	690	620
	25,211	20,050
Less accumulated amortization	(9,323)	(9,661)
	$15,888	$10,389

The future amortization of these intangible assets is as follows (in thousands):

2012	$2,802
2013	2,267
2014	2,243
2015	1,961
2016	1,961
Thereafter	2,554
$13,788

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

In addition, the Company has elected to test for impairment of indefinite lived intangible assets during the fourth quarter of its fiscal year.  There was no additional impairment of identifiable intangible assets in 2011 other than as noted above, nor was there any impairment identified in fiscal years 2010 or 2009.

Stock-based compensation

The Company recognizes all stock-based compensation to employees, including grants of employee stock options and restricted stock awards, in the financial statements as compensation cost over the vesting period using an accelerated expense recognition method, based on their fair value on the date of grant.

Earnings per share

Basic earnings per share are computed based on the weighted average number of common shares outstanding during the period.  Diluted earnings per share reflect the dilutive impact of outstanding stock options and restricted stock awards.

The following is a reconciliation of the weighted average shares outstanding for the basic and diluted earnings per share computations (in thousands, except share and per share data):

	2011	2010	2009
Income (loss) from continuing operations	$(13,360)	$4,967	$(5,043)
Basic:
Shares outstanding at beginning of year	14,909	14,677	14,471
Weighted shares issued during the year	91	145	76
Weighted average common shares, basic	15,000	14,822	14,547
Earnings (loss) from continuing operations per common share, basic	$(0.89)	$.34	$(.35)
Diluted:
Weighted average common shares, basic	15,000	14,822	14,547
Weighted average shares issued during the year	—	57	—
Dilutive impact of stock options and restricted stock awards	—	129	—
Weighted average common shares, diluted	15,000	15,008	14,547
Earnings (loss) from continuing operations per common share, diluted	$(0.89)	$.33	$(.35)

At December 31, 2011, 22,000 of incremental shares from the assumed exercise of stock options and 27,000 restricted stock awards were not included in the computation of diluted earnings per share because of the anti-dilutive effect on earnings per share. At December 31, 2010, there were 295,000 anti-dilutive stock options outstanding.  At December 31, 2009, 245,000 of incremental shares from the assumed exercise of stock options and 26,000 restricted stock awards were not included in the computation of diluted earnings per share because of the anti-dilutive effect on earnings per share.

Goodwill

The Company tests goodwill for impairment on an annual basis, or more often if events or circumstances indicate there may be impairment.  The Company operates in two business segments, Hospitality and Government.  Goodwill impairment testing is performed at the sub-segment level (referred to as a reporting unit).  The three reporting units utilized by the Company are: Restaurant, Hotel/Resort/Spa, and Government. Goodwill is assigned to reporting units at the date the goodwill is initially recorded. Once goodwill has been assigned to reporting units, it no longer retains its association with a particular acquisition, and all of the activities within a reporting unit, whether acquired or organically grown, are available to support the value of the goodwill.  The amount outstanding for goodwill was $6.9 million, $27 million and $26.6 million at December 31, 2011, 2010 and 2009, respectively.

During the second quarter of 2011, the Company determined that as a result of the decline in the stock price that occurred during the second quarter, a goodwill impairment triggering event had occurred.  The fair value of the Company’s common shares declined from $4.60 per share at April 1, 2011 to $3.83 per share at June 30, 2011, resulting in the Company no longer being able to reconcile the aggregate fair value of its reporting units to its market capitalization after consideration of a reasonable control premium.  Although there was no significant adverse change to the long term financial outlook of any of its businesses, the Company concluded that a triggering event had occurred and as a result, performed additional analyses over the valuation of its reporting units in accordance with the relevant accounting rules, recording a non-cash impairment charge of $20.2 million to its goodwill in the second quarter of 2011.

In addition, the Company performs its annual impairment tests of goodwill as of October 1.  There was no additional impairment of goodwill in 2011 other than as noted above, nor was there any impairment identified in fiscal years 2010 or 2009.

The changes and carrying amounts of goodwill by reporting unit were as follows (in thousands):

	Restaurants	Hotel/Resort/Spa	Government	Total
Balances at December 31, 2009:
Goodwill	$11,953	$13,946	$736	$26,635
Accumulated impairment charges	─	─	─	─
Net balance at December 31, 2009:	11,953	13,946	736	26,635
Effects of foreign currency adjustments	319	─	─	319
Balances at December 31, 2010:
Goodwill	12,272	13,946	736	26,954
Accumulated impairment charges	─	─	─	─
Net balance at December 31, 2010:	12,272	13,946	736	26,954
Impairment charge	(12,433)	(7,830)	─	(20,263)
Effects of foreign currency adjustments	161	─	─	161
Balances at December 31, 2011:
Goodwill	12,433	13,946	736	$27,115
Accumulated impairment charges	(12,433)	(7,830)	─	(20,263)
Net balance at December 31, 2011	$─	$6,116	$736	$6,852

Accounting for impairment or disposal of long-lived assets

The Company evaluates the accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed.  The Company will recognize impairment of long-lived assets or asset groups if the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to such assets.  If the carrying value of a long-lived asset or asset group is considered impaired, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset or asset group for assets to be held and used, or the amount by which the carrying value exceeds the fair market value less cost to sell for assets to be sold.  No impairment was identified during 2011, 2010 or 2009.

Reclassifications

Amounts in prior years’ consolidated financial statements are reclassified whenever necessary to conform to the current year’s presentation.

    During 2011, the Company changed the presentation of its accounts receivable and related deferred revenue for service contracts billed in advance, where the service period of the contracts did not begin until subsequent to the balance sheet date.  At December 31, 2011, the Company presented these amounts on a net basis instead of on a gross basis as the Company believes that net presentation better reflects the fact that the period of performance for the service contracts does not begin until after the balance sheet. The Company also changed the presentation as of December 31, 2010 to provide comparability with 2011.  The adjustments as of December 31, 2010 reduced both accounts receivable and deferred revenue by $6.5 million.  The Company concluded that the change in presentation was not material to the Company’s 2010 consolidated financial statements as it had no impact to its statements of operations, cash flows, working capital or debt covenant compliance in any of the periods noted within this annual report on Form 10-K.

Use of estimates

    The preparation of the consolidated financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period.  Significant items subject to such estimates and assumptions include the carrying amount of property, plant and equipment, identifiable intangible assets and goodwill, and valuation allowances for receivables, inventories and deferred income tax assets. Actual results could differ from those estimates.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In September 2011, FASB issued ASU No. 2011-08, Intangibles-Goodwill and Other: Testing Goodwill for Impairment, which amends FASB Topic ASC 350, Intangible Assets-Goodwill and Other. Under ASU No. 2011-08, an entity may elect the option to assess qualitative factors to determine whether it is necessary to perform the first step in the two-step impairment testing process. ASU No. 2011-08 is effective on January 1, 2012. The Company does not expect the adoption of ASU No. 2011-08 will have a material impact on its consolidated financial statements.

In May 2011, FASB issued ASU No. 2011-04, Amendment to Achieve Common Fair Value Measurement and Disclosure Requirements, in U.S. GAAP and International Financial Reporting Standards (IFRS), which amends FASB Topic ASC 820, Fair value measurement. ASU No. 2011-04 modifies the existing standard to include disclosure of all transfers between Level 1 and Level 2 asset and liability fair value categories. In addition, ASU No. 2011-04 provides guidance on measuring the fair value of financial instruments managed within a portfolio and the application of premiums and discounts on fair value measurements. ASU No. 2011-04 requires additional disclosure for Level 3 measurements regarding the sensitivity of fair value to changes in unobservable inputs and any interrelationships between those inputs. ASU No. 2011-04 will be effective on January 1, 2012.  The Company does not expect adopting ASU No. 2011-04 will have a material impact on its consolidated financial statements.

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

Note 2 — Discontinued Operations

During the fourth quarter of fiscal year 2011, the Company entered into a definitive agreement to sell substantially all of the assets of its Logistics Management business, PAR Logistics Management Systems Corporation (LMS) to ORBCOMM Inc., including but not limited to assets such as accounts receivable, inventory, equipment, intellectual property and LMS’s customer contracts.  This transaction closed on January 12, 2012.

  Summarized financial information for the Company’s discontinued operations is as follows:

	December 31,
	2011	2010
Assets
Cash	$5	$2
Accounts receivable - net	1,398	1,197
Inventories	1,355	2,025
Other assets	424	129
Total assets of discontinued operations	$3,182	$3,353

Liabilities
Accounts payable and accrued expenses	$674	$343
Accrued salaries and benefits	236	187
Other liabilities	15	13
Total liabilities of discontinued operations	$925	$543

Operations	2011	2010	2009

Total revenues	$6,433	$4,917	$7,149

Loss from discontinued operations before income taxes	$(3,525)	$(2,985)	$(217)
Benefit for income taxes	1,353	1,141	74
Loss from discontinued operations, net of taxes	$(2,172)	$(1,844)	$(143)

The Company anticipates recognition of a gain on the disposition of LMS in the range of $2.5 million to $2.9 million, pending final resolution of conditions noted within the divestiture agreement.

Note 3 — Accounts Receivable

The Company’s net accounts receivable consist of:
	December 31,
	(in thousands)
	2011	2010
Government segment:
Billed	$12,903	$10,622
Advanced billings	(1,552)	(385)
	11,351	10,237
Hospitality segment:
Accounts receivable – net	19,329	25,588
	$30,680	$35,825

At December 31, 2011, 2010 and 2009, the Company had recorded allowances for doubtful accounts of $917,000, $1,579,000, and $1,621,000, respectively, against Hospitality segment accounts receivable.  Write-offs of accounts receivable during fiscal years 2011, 2010, and 2009 were $786,000, $1,114,000 and $2,117,000, respectively.  The provision for doubtful accounts recorded in the consolidated statements of operations was $124,000, $1,094,000, and $1,432,000 in 2011, 2010, and 2009, respectively.

Note 4 — Inventories

Inventories are used primarily in the manufacture, maintenance, and service of the Hospitality segment systems.  Inventories are net of related reserves. The components of inventories-net are:

	December 31,
	(in thousands)
	2011	2010
Finished Goods	$9,325	$13,913
Work in process	1,007	959
Component parts	6,138	5,459
Service parts	8,790	16,351
	$25,260	$36,682

Note 5 — Property, Plant and Equipment

The components of property, plant and equipment are:

	December 31,
	(in thousands)
	2011	2010
Land	$253	$253
Building and improvements	6,235	6,111
Rental property	5,289	5,519
Furniture and equipment	23,009	22,552
	34,786	34,435
Less accumulated depreciation	(29,527)	(28,729)
	$5,259	$5,706

The estimated useful lives of buildings and improvements and rental property are twenty to twenty-five years.  The estimated useful lives of furniture and equipment range from three to eight years.  Depreciation expense recorded was $1,343,000, $1,628,000 and $1,843,000 for 2011, 2010, and 2009, respectively.

The Company leases a portion of its headquarters facility to various tenants.  Rent received from these leases totaled $440,000, $442,000 and $416,000 for 2011, 2010, and 2009, respectively.  Future minimum rent payments due to the Company under these lease arrangements are as follows (in thousands):

2012	$407
2013	282
2014	176
$865

The Company leases office space under various operating leases. Rental expense on these operating leases was approximately $2,535,000, $2,580,000 and $2,917,000 for 2011, 2010, and 2009, respectively.  Future minimum lease payments under all non-cancelable operating leases are (in thousands):

2012	$2,131
2013	1,737
2014	1,292
2015	482
2016	353
Thereafter	362
$6,357

Note 6 — Debt

At December 31, 2010 and through June 2011, the Company had a credit agreement containing a borrowing availability up to $20 million in the form of a line of credit.  This agreement allowed the Company, at its option, to borrow funds at the LIBOR rate plus the applicable interest rate spread (1.27% at December 31, 2010) or at the bank’s prime lending rate (3.25% at December 31, 2010).  On June 6, 2011, the Company executed a new credit agreement with the lenders of its credit facility.  This credit facility provides the Company borrowing availability up to $20 million (with the option to increase to $30 million) in the form of a line of credit.  This agreement allows the Company, at its option, to borrow funds at the LIBOR rate plus the applicable interest rate spread (1.31% at December 31, 2011) or at the bank’s prime lending rate (3.25% at December 31, 2011).  This agreement expires in June 2014.  At December 31, 2011 and 2010, the Company did not have any outstanding balance on the line of credit.  The weighted average interest rate paid by the Company was 2.0% during fiscal year 2011 as compared to 2.4% for the same period in 2010.  This agreement contains certain loan covenants including leverage and fixed charge coverage ratios.  In July 2011, this agreement was amended to exclude specific non-recurring charges recorded by the Company in the second quarter of 2011 from all debt covenant calculations in 2011 and through June 30, 2012.  The Company is in compliance with these amended covenants at December 31, 2011.  This credit facility is secured by certain assets of the Company.

The Company borrowed $6 million under an unsecured term loan agreement, in connection with a prior business acquisition.  This loan is part of its existing credit facility and provides for interest only payments in the first year and escalating principal payments through 2012. The loan bears interest at the LIBOR rate plus the applicable interest rate spread (1.31% at December 31, 2011) or at the bank’s prime lending rate (3.25% at December 31, 2011). The terms and conditions of the line of credit agreement described in the preceding paragraph also apply to the term loan.

The Company entered into an interest rate swap agreement associated with the above $6 million loan, with principal and interest payments due through August 2012.  At December 31, 2011, the notional principal amount totaled $1.4 million.  This instrument was utilized by the Company to minimize significant unplanned fluctuations in earnings and cash flows caused by interest rate volatility.  The Company did not adopt hedge accounting, but rather records the fair market value adjustments through the consolidated statements of operations each period.  The associated fair value adjustments for the years ended December 31, 2011, 2010 and 2009 were $101,000, $115,000, and $146,000, respectively and were recorded as decreases to interest expense.

The Company has a $1.4 million mortgage, collateralized by certain real estate.  The annual mortgage payment including interest totals $222,000.  The mortgage bears interest at a fixed rate of 5.75% and matures in 2019.

The Company’s future principal payments under its term loan and mortgage are as follows (in thousands):

2012	$1,494
2013	153
2014	162
2015	172
2016	182
Thereafter	580
$2,743

Note 7 — Stock Based Compensation

The Company recognizes all stock-based compensation to employees, including grants of employee stock options and restricted stock awards, in the financial statements as compensation cost over the vesting period based on their fair value on the date of grant.  Total stock-based compensation expense included in selling, general and administrative expense in 2011, 2010, and 2009 was $595,000, $336,000, and $666,000, respectively.  This amount includes $350,000, $362,000, and $236,000 in 2011, 2010, and 2009, respectively, relating to restricted stock awards.  Total 2011 expense includes a benefit of $61,000 as the result of forfeitures of unvested stock options prior to the completion of the requisite service period.  No compensation expense has been capitalized during fiscal years 2011, 2010, and 2009.

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

Information with respect to stock options included within this plan is as follows:

	No. of Shares (in thousands)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2010	571	$5.47	$493
Options granted	310	4.70
Exercised	(77)	1.71
Forfeited and cancelled	(47)	6.57
Outstanding at December 31, 2011	757	$5.47	$38
Vested and expected to vest at December 31, 2011	740	$5.49	$38

Total shares exercisable as of December 31, 2011	360	$6.19	$38

Shares remaining available for grant	194

The weighted average grant date fair value of options granted during the years 2011, 2010 and 2009 was $2.32, $2.87, and $2.41, respectively.  The total intrinsic value of options exercised during the years ended December 31, 2011, 2010 and 2009 was $236,000, $969,000 and $718,000, respectively.  The fair value of options at the date of the grant was estimated using the Black-Scholes model with the following assumptions for the respective period ending December 31:

	2011	2010	2009
Expected option life	5.5 years	6.0 years	5.2 years
Weighted average risk-free interest rate	2.1%	2.1%	2%
Weighted average expected volatility	53%	52%	49%
Expected dividend yield	0%	0%	0%

For the years ended December 31, 2011, 2010, and 2009, the expected option life was based on the Company’s historical experience with similar type options.  Expected volatility is based on historical volatility levels of the Company’s common stock over the preceding period of time consistent with the expected life.  The risk-free interest rate is based on the implied yield currently available on U.S. Treasury zero coupon issues with a remaining term equal to the expected life.  Stock options outstanding at December 31, 2011 are summarized as follows:

Range of Exercise Prices	Number Outstanding (in thousands)	Weighted Average Remaining Life	Weighted Average Exercise Price

$1.72 - $4.81	408	8.3 Years	$4.55
$4.88 - $6.01	243	2.2 Years	$5.71
$6.25 - $11.40	106	5.0 Years	$8.53
$1.72 - $11.40	757	5.9 Years	$5.47

At December 31, 2011 the aggregate unrecognized compensation cost of unvested options, as determined using a Black-Scholes option valuation model, was $673,000 (net of estimated forfeitures) which is expected to be recognized as compensation expense in fiscal years 2012 through 2016.

Current year activity with respect to the Company’s non-vested stock options is as follows:

Non-vested shares (in thousands)	Shares	Weighted Average grant-date fair value
Balance at January 1, 2011	153	$2.73
Granted	310	2.32
Vested	(30)	2.49
Forfeited and cancelled	(36)	2.41
Balance at December 31, 2011	397	$2.36

    During 2011, 2010, and 2009, the Company issued 40,000, 48,000 and 68,000 restricted stock awards, respectively, at a per share price of $.02.  These awards vest over various periods ranging from 6 to 60 months.  The fair value of restricted stock awards is based on the closing price of the Company’s common stock one day prior to the grant date.  The weighted average grant date fair value of restricted stock awards granted during the years 2011, 2010 and 2009 was $4.08, $5.35, and $5.46, respectively.  In accordance with the terms of the restricted stock award agreements, the Company released 64,000, 37,000, and 14,000 shares during 2011, 2010, and 2009, respectively.  No restricted stock awards were cancelled during 2011, 2010 or 2009.

Note 8— Income Taxes

The provision (benefit) for income taxes from continuing operations consists of:

	Year ended December 31,
	(in thousands)
	2011	2010	2009

Current income tax:
Federal	$(198)	$(263)	$(960)
State	153	255	220
Foreign	437	464	802
	392	456	62
Deferred income tax:
Federal	(7,777)	1,600	(1,100)
State	(55)	85	(202)
	(7,832)	1,685	(1,302)
Provision (benefit) for income taxes	$(7,440)	$2,141	$(1,240)

Deferred tax benefit related to discontinued operations was $1,354,000, $1,141,000 and $74,000 related to the years ended December 31, 2011, 2010, and 2009 respectively.

Deferred tax liabilities (assets) are comprised of the following at:

	December 31,
	(in thousands)
	2011	2010

Software development costs	$4,003	$1,429
Intangible assets	─	2,282
Gross deferred tax liabilities	4,003	3,711
Allowances for bad debts and inventory	(6,608)	(5,037)
Capitalized inventory costs	(107)	(92)
Intangible assets	(4,792)	─
Employee benefit accruals	(1,848)	(1,835)
Federal net operating loss carryforward	(3,722)	(1,263)
State net operating loss carryforward	(493)	(321)
Tax credit carryforwards	(3,879)	(2,905)
Foreign currency	(191)	(101)
Other	(361)	(453)
Gross deferred tax assets	(22,001)	(12,007)

Less valuation allowance	2,153	1,498

Net deferred tax assets	$(15,845)	$(6,798)

The Company has Federal tax credit carryforwards of $3,900,000 that expire in various tax years from 2014 to 2026.  The Company has a Federal operating loss carryforward of $12,500,000  that expires in various tax years through 2030.  Of the operating loss carryforward, $1,500,000 will result in a benefit within additional paid in capital when realized.  The Company also has state tax credit carryforwards of $200,000 and state net operating loss carryforwards of $7,300,000 which  expire in various tax years through 2029.  In assessing the ability to realize deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  As a result of this analysis and based on the current year’s taxable loss, management determined that it is more likely than not that the future benefit associated with the foreign tax credit carryforwards and certain state tax credits and loss carryforwards will not be realized.  As a result, the Company recorded tax expense associated with an additional deferred tax asset valuation allowance of $655,000, $94,000 and $1,404,000 for 2011, 2010, and 2009, respectively.

The Company records the benefits relating to uncertain tax positions only when it is more likely than not (likelihood of greater than 50%), based on technical merits, that the position would be sustained upon examination by taxing authorities. Tax positions that meet the more likely than not threshold are measured using a probability-weighted approach as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement.   At December 31, 2011, the Company’s reserve for uncertain tax positions is not material and the Company believes it has adequately provided for its tax-related liabilities.  The Company is no longer subject to United States federal income tax examinations for years before 2008.  The provision (benefit) for income taxes differed from the provision computed by applying the Federal statutory rate to income (loss) from continuing operations before taxes due to the following:

	Year ended December 31,
	2011	2010	2009
Federal statutory tax rate	(35.0)%	35.0%	(35.0)%
State taxes	0.3	3.6	(2.2)
Non deductible expenses	0.7	1.2	2.2
Tax credits	(2.9)	(6.6)	(2.6)
Foreign income tax rate differential	(0.3)	(5.0)	(4.9)
Valuation allowance	0.9	1.3	22.3
Other	0.5	0.6	0.5
	(35.8)%	30.1%	(19.7)%

Note 9 — Employee Benefit Plans

The Company has a deferred profit-sharing retirement plan that covers substantially all employees. The Company’s annual contribution to the plan is discretionary.  The Company contributed $626,000 in 2011, $671,000 in 2010, and no contribution was made to the plan in 2009.  The plan also contains a 401(k) provision that allows employees to contribute a percentage of their salary up to the statutory limitation.  These contributions are matched at the rate of 10% by the Company.  The Company’s matching contributions under the 401(k) component were $352,000, $338,000 and $366,000 in 2011, 2010, and 2009, respectively.

     The Company also maintains an incentive-compensation plan. Participants in the plan are key employees as determined by the Board of Directors and executive management. Compensation under the plan is based on the achievement of predetermined financial performance goals of the Company and its subsidiaries.  Awards under the plan are payable in cash.  Awards under the plan totaled $558,000, $1,785,000, and $779,000 in 2011, 2010, and 2009, respectively.

The Company also sponsors a Deferred Compensation Plan for a select group of highly compensated employees that includes the Executive Officers.  Participants may make elective deferrals of their salary to the plan in excess of tax code limitations that apply to the Company’s qualified plan.  The Company invests the participants’ deferred amounts to fund these obligations.  The Company also has the sole discretion to make employer contributions to the plan on behalf of the participants, though it did not make any employer contributions in 2011, 2010, or 2009.

Note 10 — Contingencies

The Company is subject to legal proceedings, which arise in the ordinary course of business. Additionally, U.S. Government contract costs are subject to periodic audit and adjustment.  In the opinion of management, the ultimate liability, if any, with respect to these actions will not materially affect the financial position, results of operations, or cash flows of the Company.

Note 11 — Segment and Related Information

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

Information as to the Company’s segments is set forth below.  Amounts below exclude discontinued operations.

	Year ended December 31,
	(in thousands)
	2011	2010	2009

Revenues:
Hospitality	$160,482	$168,957	$140,429
Government	68,941	66,065	75,470
Total	$229,423	$235,022	$215,899
Operating income (loss):
Hospitality	$(24,542)	$3,509	$(9,286)
Government	4,344	3,787	3,905
Other	(594)	(476)	(667)
	(20,792)	6,820	(6,048)
Other income, net	203	640	165
Interest expense	(211)	(352)	(400)
Income (loss) from continuing operations before provision for income taxes	$(20,800)	$7,108	$(6,283)
Identifiable assets:
Hospitality	$89,135	$112,743	$102,512
Government	12,617	11,627	15,097
Other	11,009	10,067	9,518
Total	$112,761	$134,437	$127,127
Goodwill:
Hospitality	$6,116	$26,218	$25,899
Government	736	736	736
Total	$6,852	$26,954	$26,635
Depreciation and amortization:
Hospitality	$2,199	$2,722	$3,384
Government	78	83	79
Other	371	529	373
Total	$2,648	$3,334	$3,836
Capital expenditures including software costs:
Hospitality	$8,121	$5,585	$1,858
Government	20	77	47
Other	144	257	136
Total	$8,285	$5,919	$2,041

The following table presents revenues by country based on the location of the use of the product or services.

	2011	2010	2009
United States	$198,764	$208,252	$192,420
Other Countries	30,659	26,770	23,479
Total	$229,423	$235,022	$215,899

The following table presents assets by country based on the location of the asset.

	2011	2010	2009
United States	$100,310	$123,537	$119,689
Other Countries	12,451	10,900	7,438
Total	$112,761	$134,437	$127,127

Customers comprising 10% or more of the Company’s total revenues are summarized as follows:

	2011	2010	2009
Hospitality segment:
McDonald’s Corporation	29%	35%	26%
Yum! Brands, Inc.	13%	11%	13%
Government segment:
U.S. Department of Defense	30%	28%	36%
All Others	28%	26%	25%
	100%	100%	100%

Note 12 — Fair Value of Financial Instruments

The Company’s financial instruments have been recorded at fair value using available market information and valuation techniques.  The fair value hierarchy is based upon three levels of input, which are:

Level 1 − quoted prices in active markets for identical assets or liabilities (observable)

Level 2 − inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in inactive markets, or other inputs that are observable market data for essentially the full term of the asset or liability (observable)

Level 3 − unobservable inputs that are supported by little or no market activity, but are significant to determining the fair value of the asset or liability (unobservable)

The Company’s financial instruments consist primarily of cash and cash equivalents, trade receivables, trade payables, debt instruments, and an interest rate swap agreement. For cash and cash equivalents, trade receivables and trade payables, the carrying amounts of these financial instruments as of December 31, 2011 and 2010 were considered representative of their fair values.  The estimated fair value of the Company’s long-term debt at December 31, 2011 and 2010 was based on variable and fixed interest rates at December 31, 2011 and 2010, respectively, for new issues with similar remaining maturities and approximates the respective carrying values at December 31, 2011 and 2010.

The Company’s interest rate swap agreement is valued at the amount the Company would have expected to pay to terminate the agreement.  The fair value determination was based upon the present value of expected future cash flows using the LIBOR rate, plus an applicable interest rate spread, a technique classified within Level 2 of the valuation hierarchy described above.  At December 31, 2011 and 2010, the fair market value of the Company’s interest rate swap included a cumulative unrealized loss of $26,000 and $127,000, respectively, which is recorded as a component of interest expense within the consolidated statements of operations and as a component of accrued expenses within the consolidated balance sheets.

    The deferred compensation assets and liabilities primarily relate to the Company’s Deferred Compensation Plan , which allows for pre-tax salary deferrals for certain key employees (see note 9). Changes in the fair value of the deferred compensation liabilities are derived using quoted prices in active markets of the asset selections made by the participants. The deferred compensation liabilities are classified within Level 2, as defined under U.S. GAAP, because their inputs are derived principally from observable market data by correlation to the hypothetical investments. The Company holds insurance investments to partially offset the Company’s liabilities under the Deferred Compensation Plan, which are recorded at fair value each period using the cash surrender value of the insurance investments.

Note 13 — Related Party Transactions

The Company leases its corporate wellness facility to related parties at a current rate of $9,775 per month. The Company receives a complimentary membership to this facility which is provided to all employees.  During 2011, 2010, and 2009 the Company received rental income amounting to $117,300 for the lease of the facility in each year.

Note 14 — Selected Quarterly Financial Data (Unaudited)

	Quarter ended
	(in thousands except per share amounts)
2011	March 31	June 30	September 30	December 31
Net revenues	$54,176	$56,442	$58,689	$60,116
Gross margin	14,488	6,861	15,084	14,029
Income (loss) from continuing operations, net of tax	741	(17,526)	1,597	1,828
Loss on discontinued operations (net of tax)	(337)	(322)	(394)	(1,119)
Net income (loss)	404	(17,848)	1,203	709
Diluted Earnings per Share:
Income (loss) from continuing operations	.05	(1.17)	.11	.12
Loss from discontinued operations	(.02)	(.02)	(.04)	(.07)
Net income (loss)	.03	(1.19)	.07	.05

	Quarter ended
	(in thousands except per share amounts)
2010	March 31	June 30	September 30	December 31
Net revenues	$56,812	$54,526	$60,227	$63,457
Gross margin	13,950	14,619	16,032	17,264
Income from continuing operations, net of tax	922	1,198	1,167	1,680
Loss on discontinued operations (net of tax)	(340)	(349)	(629)	(526)
Net income	582	849	538	1,154
Diluted Earnings per Share:
Income (loss) from continuing operations	.06	.08	.08	.11
Loss from discontinued operations	(.02)	(.02)	(.04)	(.04)
Net income	.04	.06	.04	.07

Note 15 — Subsequent Events

Agreement to Sell Logistics Management Business:

On January 12, 2012, PAR Technology Corporation completed its previously announced disposition of substantially all of the assets of the PAR Logistics Management Systems Corporation (LMS) to ORBCOMM Inc. (“ORBCOMM”).

The consideration payable by ORBCOMM at the closing with respect to substantially all the assets of LMS aggregates $6,000,000 in cash and common stock (the Closing Consideration).

In addition to the Closing Consideration, contingent consideration of up to $3,950,000 is payable by ORBCOMM to PAR post-closing in cash, ORBCOMM common stock or a combination of cash and ORBCOMM common stock, at ORBCOMM’s option.  Up to $3,000,000 of the contingent consideration will be payable based on LMS achieving certain agreed-upon new subscriber targets for calendar year 2012 and up to $950,000 of the contingent consideration will be payable based on LMS achieving agreed-upon sales targets for calendar years 2012 through 2014.

If paid in stock, the number of ORBCOMM shares to be issued to PAR will be based upon the average 20-day closing price of ORBCOMM common stock prior to the payment due date for such contingent consideration.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAR TECHNOLOGY CORPORATION

April 4, 2012	/s/Paul B. Domorski
Paul B. Domorski
Chairman & Chief Executive Officer
_________________________
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/Paul B. Domorski
Paul B. Domorski	President & Chief Executive Officer	April 4, 2012

/s/ Sangwoo Ahn
Sangwoo Ahn	Director	April 4, 2012

/s/ James A. Simms
James A. Simms	Director	April 4, 2012

/s/ Paul D. Nielsen
Paul D. Nielsen	Director	April 4, 2012

/s/ Kevin R. Jost
Kevin R. Jost	Director	April 4, 2012

/s/ Ronald J. Casciano
Ronald J. Casciano	Vice President, Chief Financial Officer, Treasurer and Chief Accounting Officer (Principal Accounting Officer)	April 4, 2012

List of Exhibits

Exhibit No.	Description of Instrument
3.1	Certificate of Incorporation, as amended	Filed as Exhibit 3(i) to the quarterly report on Form 10Q for the period ended June 30, 2006, of PAR Technology Corporation and incorporated herein by reference.

3.3	By-laws, as amended.	Filed as Exhibit 3.1 to Registration Statement on Form S-2 (Registration No. 333-04077) of PAR Technology Corporation incorporated herein by reference.

4	Specimen Certificate representing the Common Stock.	Filed as Exhibit 3.1 to Registration Statement on Form S-2 (Registration No. 333-04077) of PAR Technology Corporation incorporated herein by reference.

10.1	Letter of Agreement with Sanmina– SCI Corporation	Filed as Exhibit 10.1 to Form S-3/A (Registration No. 333-102197) of PAR Technology Corporation incorporated herein by reference.

10.2	JP Morgan term loan.	Filed as Exhibit 10.3 to Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.

10.3	2005 Equity Incentive Plan of PAR Technology Corporation	Filed as Exhibit 4.2 to Form S-8 (Registration No. 333-137647) of PAR Technology Corporation and incorporated herein by reference.

10.4	Form of Stock Option Award Agreement	Filed as Exhibit 4.3 to Form S-8 (Registration No. 333-137647) of PAR Technology Corporation and incorporated herein by reference.

10.5	Form of Restricted Stock Award Agreement	Filed as Exhibit 4.4 to Form S-8 (Registration No. 333-137647) of PAR Technology Corporation and incorporated herein by reference.

10.6	Pledge and Security Agreement with JP Morgan Chase	Filed as Exhibit 10.2 to Form 8-K dated June 16, 2008 of PAR Technology Corporation and incorporated herein by reference.

10.7	Employment Agreement Between ParTech, Inc. and A. Edwin Soladay	Filed as Exhibit 10(iii)(A) to Form 10-Q for the quarter ended March 31, 2009 and Incorporated herein by reference.

List of Exhibits (Continued)

Exhibit No.	Description of Instrument
10.8	Employment Agreement Between PAR Technology Corporation and Ronald J. Casciano.	Filed as Exhibit 10(iii)(A) to Form 10-K for the year ended December 31, 2010 and Incorporated herein by reference.

10.9	April 2011 – Employment Agreement Between PAR Technology Corporation and Paul B. Domorski.	Filed as an Exhibit 10(iii)(A) to Form 10-Q for the quarter ended June 30, 2011 and incorporated herein by reference.

10.10	June 2011 – Amended and Restated Credit Agreement with JPMorgan Chase Bank, N.A; NBT Bank, N.A.; Alliance Bank, N.A.	Filed as an Exhibit 10.1 to Form 8-K dated June 6, 2011 of PAR Technology Corporation and incorporated herein by reference.

10.11	June 2011 - Amendment No. 1 to Pledge and Security Agreement with JPMorgan Chase Bank, N.A.	Filed as an Exhibit 10.2 to Form 8-K dated June 6, 2011 of PAR Technology Corporation and incorporated herein by reference.

10.12	December 2011 – Waiver and Consent among PAR Technology Corporation, JPMorgan Chase Bank, N.A; NBT Bank, N.A.; Alliance Bank, N.A.

10.13 ***
December 2011 - Asset Purchase and Sale Agreement by and between PAR Technology Corporation , PAR Government Systems Corporation, PAR Logistics Management Systems Corporation and  ORBCOMM Inc. and PLMS Acquisition, LLC.

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

***	Portions of this Exhibit have been omitted pursuant to a request for confidential treatment. The omitted portions have been separately filed with the Securities and Exchange Commission.