Form 10-Q
period 2012-03-31
PAR TECHNOLOGY CORP
filed 2012-05-15
CIK 708821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2012.  Commission File Number 1-9720

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

The number of shares outstanding of registrant’s common stock, as of April 30, 2012 - 15,210,084 shares.

PAR TECHNOLOGY CORPORATION

TABLE OF CONTENTS
FORM 10-Q

PART I
FINANCIAL INFORMATION

Item Number		Page

Item 1.	Financial Statements (unaudited)

	Consolidated Statements of Operations for the three months	1
	ended March 31, 2012 and 2011

	Consolidated Statements of Comprehensive Income	2
	for the three months ended March 31, 2012 and 2011

	Consolidated Balance Sheets at March 31, 2012 and	3
	December 31, 2011

	Consolidated Statements of Cash Flows for the three months ended	4
	March 31, 2012 and 2011

	Notes to Unaudited Interim Consolidated Financial Statements	5

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4.	Controls and Procedures	22

	PART II
	OTHER INFORMATION

Item 1A.	Risk Factors	23

Item 4.	Mine Safety Disclosures	23

Item 5.	Other Information	23

Item 6.	Exhibits	24

Signatures		25

Exhibit Index		26

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

PAR TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	For the three months Ended March 31,
	2012	2011

Net revenues:
Product	$20,170	$21,710
Service	15,379	15,644
Contract	20,044	16,822
	55,593	54,176
Costs of sales:
Product	10,977	13,171
Service	10,565	10,707
Contract	18,983	15,809
	40,525	39,687
Gross margin	15,068	14,489
Operating expenses:
Selling, general and administrative	10,143	9,338
Research and development	3,549	3,743
Amortization of identifiable intangible assets	153	205
	13,845	13,286
Operating income from continuing operations	1,223	1,203
Other income, net	573	28
Interest expense	(21)	(48)

Income from continuing operations before provision for income taxes	1,775	1,183
Provision for income taxes	(740)	(442)
Income from continuing operations	1,035	741
Discontinued operations
Income (loss) on discontinued operations (net of tax)	1,430	(337)
Net income	$2,465	$404
Basic Earnings per Share:
Income from continuing operations	.07	.05
Income (loss) from discontinued operations	.09	(.02)
Net income	$.16	$.03
Diluted Earnings per Share:
Income from continuing operations	.07	.05
Income (loss) from discontinued operations	.09	(.02)
Net income	$.16	$.03
Weighted average shares outstanding
Basic	15,083	14,924
Diluted	15,162	15,058
See accompanying notes to consolidated financial statements

PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	For the three months ended March 31,
	2012	2011
Net income	$2,465	$404
Other comprehensive income, net of tax:
Foreign currency translation adjustments	150	642
Comprehensive income	$2,615	$1,046

See accompanying notes to consolidated financial statements

PAR TECHNOLOGY CORPORATION
CONSOLIDATED BALANCE SHEETS
 (in thousands, except share amounts)
(Unaudited)
	March 31, 2012	December 31, 2011
Assets Current assets:
Cash and cash equivalents	$14,708	$7,742
Investments	1,744	─
Accounts receivable-net	27,274	30,680
Inventories-net	25,925	25,260
Deferred income taxes	8,897	10,240
Other current assets	3,125	3,088
Escrow receivable	600	─
Total current assets	82,273	77,010
Property, plant and equipment - net	5,453	5,259
Deferred income taxes	5,528	5,605
Goodwill	6,852	6,852
Intangible assets - net	16,048	15,888
Other assets	2,338	2,147
Escrow receivable	890	─
Assets of discontinued operations	─	3,182
Total Assets	$119,382	$115,943
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$1,045	$1,494
Accounts payable	16,517	15,773
Accrued salaries and benefits	6,217	7,002
Accrued expenses	2,017	2,609
Customer deposits	651	1,137
Deferred service revenue	12,933	10,412
Income taxes payable	140	138
Total current liabilities	39,520	38,565
Long-term debt	1,211	1,249
Other long-term liabilities	3,093	2,837
Liabilities of discontinued operations	389	925
Shareholders’ Equity:
Preferred stock, $.02 par value,
1,000,000 shares authorized	─	─
Common stock, $.02 par value,
29,000,000 shares authorized;
16,917,368 and 16,863,868 shares issued;
15,210,084 and 15,156,584 outstanding	338	337
Capital in excess of par value	43,176	42,990
Retained earnings	37,538	35,073
Accumulated other comprehensive loss	(51)	(201)
Treasury stock, at cost, 1,707,284 and 1,707,284 shares	(5,832)	(5,832)
Total shareholders’ equity	75,169	72,367
Total Liabilities and Shareholders’ Equity	$119,382	$115,943
See accompanying notes to consolidated financial statements

PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (in thousands)
(unaudited)
	For the three months ended March 31,
	2012	2011
Cash flows from operating activities:
Net income	$2,465	$404
(Income) loss from discontinued operations	(1,430)	337
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Unrealized gain on investments	(361)	─
Depreciation and amortization	825	704
Provision for bad debts	160	208
Provision for obsolete inventory	750	329
Equity based compensation	165	37
Deferred income tax	1,650	369
Changes in operating assets and liabilities:
Accounts receivable	3,246	62
Inventories	(1,414)	(817)
Income tax refunds/payable	2	(160)
Other current assets	(37)	(939)
Other assets	(191)	(53)
Accounts payable	744	(3,001)
Accrued salaries and benefits	(785)	(2,128)
Accrued expenses	(593)	(127)
Customer deposits	(486)	(1,059)
Deferred service revenue	2,522	2,109
Other long-term liabilities	255	86
Net cash provided by (used in) operating activities-continuing operations	7,487	(3,639)
Net cash used in operating activities-discontinued operations	(2,281)	(481)
Net cash provided by (used in) operating activities	5,206	(4,120)
Cash flows from investing activities:
Capital expenditures	(494)	(304)
Capitalization of software costs	(679)	(2,734)
Purchases of investments	(750)	─
Proceeds from sale of business	4,000	─
Net cash provided by (used in) investing activities-continuing operations	2,077	(3,038)
Net cash (used in) investing activities-discontinued operations	─	(10)
Net cash provided by (used in) investing activities	2,077	(3,048)
Cash flows from financing activities:
Net borrowings (payments) under line-of-credit agreements	—	4,850
Payments of long-term debt	(485)	(409)
Proceeds from the exercise of stock options	23	14
Net cash provided by (used in) financing activities-continuing operations	(462)	4,455
Net cash used in financing activities-discontinued operations	─	─
Net cash provided by (used in) financing activities	(462)	4,455
Effect of exchange rate changes on cash and cash equivalents	145	281
Net increase (decrease) in cash and cash equivalents	6,966	(2,432)
Cash and cash equivalents at beginning of period	7,742	6,781
Cash and cash equivalents at end of period	14,708	4,349
Less cash and equivalents of discontinued operations at end of period	—	(9)
Cash and equivalents of continuing operations at end of period	$14,708	$4,340
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	21	81
Income taxes, net of (refunds)	(4)	160
See accompanying notes to consolidated financial statements

PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Summary of Significant Accounting Policies

The accompanying unaudited interim consolidated financial statements have been prepared by PAR Technology Corporation (the “Company” or “PAR”) in accordance with U.S. generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements.  Accordingly, these interim financial statements do not include all information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of the Company, such unaudited statements include all adjustments (which comprise only normal recurring accruals) necessary for a fair presentation of the results for such periods.  The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results of operations to be expected for any future period.  The consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2011  included in the Company’s December 31, 2011 Annual Report to the Securities and Exchange Commission on Form 10-K.

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

The current economic conditions and the continued volatility in the U.S. and in many other countries in which the Company operates could contribute to decreased consumer confidence and continued economic uncertainty which may adversely impact the Company’s operating performance.  Although the Company has seen an improvement in the markets which it serves, the continued volatility in these markets could have an impact on purchases of the Company’s products, which could result in a reduction of sales, operating income and cash flows.  Reductions in these results could have a material adverse impact on the underlying estimates used in deriving the fair value of the Company’s reporting units used in support of its annual goodwill impairment test.  These conditions may result in an impairment charge in future periods.

Certain amounts for prior periods have been reclassified to conform to the current period classification.

During the first quarter of fiscal year 2012, the Company sold substantially all of the assets of its Logistics Management business, PAR Logistics Management Systems Corporation (LMS) to ORBCOMM Inc., including but not limited to accounts receivable, inventory, equipment, intellectual property, and customer contracts.  The transaction closed on January 12, 2012.   The results of operations of LMS for fiscal years 2012 and 2011 have been recorded as discontinued operations in accordance with Accounting Standards Codification (ASC) 205-20, Presentation of Financial Statements – Discontinued Operations.

Note 2 — Discontinued Operations

On January 12, 2012, PAR Technology Corporation completed its previously announced sale of substantially all of the assets of the PAR Logistics Management Systems Corporation (LMS) to ORBCOMM Inc. (“ORBCOMM”).

The consideration payable by ORBCOMM at the closing with respect to substantially all the assets of LMS aggregates $6,123,000 comprised of $4,000,000 in cash and $2,123,000 in shares of common stock of ORBCOMM Inc. (the Closing Consideration).  Of the equity consideration, $1,274,000 (based on the fair value as of the date of closing) is held in escrow to settle future claims, with release dates of August 2012 and April 2013.  The Company has recorded the fair value of the ORBCOMM shares held in escrow as an escrow receivable within its Consolidated Balance Sheet as of March 31, 2012.  See Note 8 – Investments, for additional information on the Company’s fair value disclosures relative to its common stock shares of ORBCOMM Inc.

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

As of March 31, 2012, the Company has not recorded any amount associated with this contingent consideration as it does not believe achievement of the related targets are probable.

Summarized financial information for the Company’s discontinued operations is as follows:

	March 31,	December 31,
	2012	2011
Assets
Cash	$—	$5
Accounts receivable - net	—	1,398
Inventories	—	1,355
Other assets	—	424
Total assets of discontinued operations	$—	$3,182

Liabilities
Accounts payable and accrued expenses	$84	$674
Accrued salaries and benefits	305	236
Other liabilities	─	15
Total liabilities of discontinued operations	$389	$925

Operations	For the three months ended March 31, 2012	For the three months ended March 31, 2011
Total revenues	$136	$1,672

Loss from discontinued operations before income taxes	$(248)	$(541)
Gain on disposition	2,588	─
(Provision) benefit for income taxes	(910)	204
Income (loss) from discontinued operations	$1,430	$(337)

Note 3 — Accounts Receivable

	(in thousands)
	March 31,	December 31,
	2012	2011
Government segment:
Billed	$14,793	$12,903
Advanced billings	(3,289)	(1,552)
	11,504	11,351
Hospitality segment:
Accounts receivable - net	15,770	19,329
	$27,274	$30,680

At March 31, 2012 and December 31, 2011, the Company had recorded allowances for doubtful accounts of $888,000 and $917,000, respectively, primarily against Hospitality accounts receivable.

Note 4 — Inventories

Inventories are primarily used in the manufacture and service of Hospitality products.  The components of inventory consist of the following:

	(in thousands)
	March 31,	December 31,
	2012	2011
Finished Goods	$9,184	$9,325
Work in process	831	1,007
Component parts	7,221	6,138
Service parts	8,689	8,790
	$25,925	$25,260

Note 5 — Identifiable intangible assets

The Company capitalizes certain costs related to the development of computer software sold by its Hospitality segment. Software development costs incurred prior to establishing technological feasibility are charged to operations and included in research and development costs in the period the costs are incurred.  Software development costs incurred after establishing technological feasibility (as defined within ASC 985-20) are capitalized and amortized on a product-by-product basis when the product is available for general release to customers.  Software costs capitalized during the three months ended March 31, 2012 were approximately $680,000.  Capitalized software for the three months ended March 31, 2011 was $2,734,000.

Annual amortization, charged to cost of sales when the product is available for general release to customers, is computed using the greater of (a) the straight-line method over the remaining estimated economic life of the product, generally three to seven years or (b) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product. Amortization of capitalized software costs for the three months ended March 31, 2012 was $366,000.  Amortization for the three months ended March 31, 2011 was $134,000.

The Company acquired identifiable intangible assets in connection with its acquisitions in prior years.  Amortization of identifiable intangible assets for the three months ended March 31, 2012 was $153,000.  Amortization for the three months ended March 31, 2011 was $205,000.

The components of identifiable intangible assets are:

	(in thousands)
	March 31	December 31,
	2012	2011
Acquired and internally developed software costs	$18,581	$17,902
Customer relationships	4,519	4,519
Trademarks (non-amortizable)	2,100	2,100
Other	690	690
	25,890	25,211
Less accumulated amortization	(9,842)	(9,323)
	$16,048	$15,888

The future amortization of these intangible assets assuming straight-line amortization of capitalized software costs is as follows (in thousands):

2012	$1,882
2013	2,345
2014	2,321
2015	2,023
2016	2,020
Thereafter	3,357
$13,948

Note 6 — Stock Based Compensation

The Company applies the fair value recognition provisions of ASC Topic 718 Stock-Based Compensation.  Total stock-based compensation expense included within operating expenses for the three months ended March 31, 2012 was $164,000.  Total stock-based compensation expense included within operating expenses for the three months ended March 31, 2011 was $37,000.  These amounts were recorded net of benefits of $61,000 for the three months ended March 31, 2011, as the result of forfeitures of unvested stock options prior to the completion of the requisite service period.  At March 31, 2012, the unrecognized compensation expense related to non-vested equity awards was $716,000 (net of estimated forfeitures), which is expected to be recognized as compensation expense in fiscal years 2011 through 2015.

On April 23, 2012, the Company’s Compensation Committee of its Board of Directors approved the granting of 135,000 restricted stock awards and 67,000 incentive stock options to various employees of the Company under the 2005 Equity Incentive Plan.  The restricted stock awards are performance based and vest upon the achievement of earnings per share targets from fiscal years 2012 through 2014.  The incentive stock options granted are service based awards that vest ratably through fiscal year 2014.  Future compensation expense related to these awards is estimated to be approximately $780,000 and will be recognized through 2014.

Note 7 — Earnings per share

Earnings per share are calculated in accordance with ASC Topic 260, which specifies the computation, presentation and disclosure requirements for earnings per share (EPS).  It requires the presentation of basic and diluted EPS.  Basic EPS excludes all dilution and is based upon the weighted average number of common shares outstanding during the period.  Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock.  At March 31, 2012, there were 643,000 anti-dilutive stock options outstanding.

The following is a reconciliation of the weighted average shares outstanding for the basic and diluted EPS computations (in thousands, except per share data):

	For the three months ended March 31,
	2012	2011
Income from continuing operations	$1,035	$741

Basic:
Shares outstanding at beginning of period	15,051	14,909
Weighted average shares issued during the period, net	32	15
Weighted average common shares, basic	15,083	14,924
Earnings from continuing operations per common share, basic	$.07	$.05
Diluted:
Weighted average common shares, basic	15,083	14,924
Dilutive impact of stock options and restricted stock awards	79	134
Weighted average common shares, diluted	15,162	15,058
Earnings from continuing operations per common share, diluted	$.07	$.05

Note 8 — Investments

The amortized cost and fair value of securities are as follows:

	March 31, 2012
	Amortized Cost	Gross unrealized Gains	Gross Unrealized losses	Fair Value
(amounts in thousands)
Trading securities:
ORBCOMM Inc. stock	$2,123	$361	$—	$2,484
Securities held to maturity Certificates of deposit – various financial institutions	750	—	—	750
Total investments	$2,873	$361	$—	$3,234

The fair value determination of the Company’s trading securities disclosed above are based on the closing market price of the underlying equity securities as of March 31, 2012, a technique classified within Level 1 of the valuation hierarchy described in Note 9 below.  The Company’s held to maturity investments consist of certificates of deposit with maturity dates beyond three months.  The carrying amounts of the certificates of deposit were considered representative of their respective fair values.  The unrealized gain noted above was recorded as a component of Other income, net, within the Consolidated Statement of Operations.

The trading securities noted above include shares of ORBCOMM Inc. which were received as consideration for the sale of the Company’s LMS business.  Per the terms of the divestiture agreement, a portion of the shares were to be held in escrow to be used to settle future claims.  Per the terms of the escrow agreement, $600,000 may be released six-months from the transaction close date of January 12, 2012, while the remaining balance is to be released on April 15, 2013.

Note 9 — Fair Value of Financial Instruments

The Company utilizes the fair value provisions of ASC Topic 820 Fair Value Measurements and Disclosures.  ASC Topic 820 describes a fair value hierarchy based upon three levels of input, which are:

Level 1 − quoted prices in active markets for identical assets or liabilities (observable)
Level 2 − inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in inactive markets, or other inputs that are observable market data for essentially the full term of the asset or liability (observable)
Level 3 − unobservable inputs that are supported by little or no market activity, but are significant to determining the fair value of the asset or liability (unobservable)

The fair value determination of the Company’s trading securities as disclosed in Note 8 above are based on the closing market price of the underlying equity securities as of March 31, 2012, a technique classified within Level 1 of the valuation hierarchy described above.  The Company’s held to maturity investments consist of certificates of deposit with maturity dates beyond three months.  The carrying amounts of the certificates of deposit were considered representative of their respective fair values.

The Company’s interest rate swap agreement is valued at the amount the Company would have expected to pay to terminate the agreement.  The fair value determination was based upon the present value of expected future cash flows using the LIBOR rate, plus an applicable interest rate spread, a technique classified within Level 2 of the valuation hierarchy described above.  At March 31, 2012 and 2011, the fair market value of the Company’s interest rate swap included a cumulative unrealized loss of $14,000 and $31,000, respectively, which is recorded as a component of interest expense within the consolidated statements of operations and as a component of accrued expenses within the consolidated balance sheets.

Note 10 — Segment and Related Information

The Company’s reportable segments are strategic business units that have separate management teams and infrastructures that offer different products and services.

The Company has two reportable segments, Hospitality and Government.  The Hospitality segment offers integrated solutions to the hospitality industry.  These offerings include industry leading hardware and software applications utilized at the point-of-sale, back of store and corporate office.  This segment also offers customer support including field service, installation, twenty-four hour telephone support and depot repair.  The Government segment develops and delivers geospatial and full motion video solutions to federal/state governments and industry; and provides communications and information technology support services to the United States Department of Defense.  Intersegment sales and transfers are not significant.

Information noted as “Other” primarily relates to the Company’s corporate, home office operations.

Information as to the Company’s segments is set forth below.  Amounts below exclude discontinued operations.

	(in thousands) For the three months ended March 31,
	2012	2011
Revenues:
Hospitality	$35,549	$37,354
Government	20,044	16,822
Total	$55,593	$54,176

Operating income (loss):
Hospitality	$366	$283
Government	1,021	958
Other	(164)	(38)
	1,223	1,203
Other income, net	573	28
Interest expense	(21)	(48)
Income from continuing operations before provision for income taxes	$1,775	$1,183

Depreciation and amortization:
Hospitality	$743	$589
Government	19	19
Other	63	96
Total	$825	$704

Capital expenditures:
Hospitality	$1,131	$2,983
Government	─	─
Other	42	55
Total	$1,173	$3,038

Revenues by geographic area:
United States
Other Countries	$48,365	$47,950
Total	7,228	6,226
	$55,593	$54,176

The following table represents identifiable assets by business segment:

	(in thousands)
	March 31,	December 31,
	2012	2011
Identifiable assets:
Hospitality	$87,565	$89,135
Government	12,758	12,617
Other	19,059	11,009
Total	$119,382	$112,761

The following table represents identifiable assets by geographic area based on the location of the assets:

	(in thousands)
	March 31,	December 31,
	2012	2011
United States	$106,022	$100,310
Other Countries	13,360	12,451
Total	$119,382	$112,761

The following table represents Goodwill by business segment:

	(in thousands)
	March 31,	December 31,
	2012	2011
Hospitality	$6,116	$6,116
Government	736	736
Total	$6,852	$6,852

Customers comprising 10% or more of the Company’s total revenues are summarized as follows:

	For the Three Months Ended March 31,
	2012	2011
Hospitality segment:
McDonald’s Corporation	16%	30%
Yum! Brands, Inc.	14%	11%
Government segment:
U.S. Department of Defense	36%	30%
All Others	34%	29%
	100%	100%

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

The Company’s products sold in the Hospitality segment are utilized in a range of applications by thousands of customers.  The Company faces competition across all of its markets within the Hospitality segment, competing on the basis of product design, features and functionality, quality and reliability, price, customer service, and delivery capability.  PAR’s global infrastructure and reach as a technology solutions provider to hospitality customers is an important competitive advantage, as it allows the Company to provide innovative systems, with significant global deployment capability, to its multinational customers.  PAR’s continuing strategy is to provide complete integrated technology solutions and services with excellent customer service in the markets in which it participates.  The Company conducts its research and development efforts to create innovative technology offerings that meet and exceed customer requirements and also have a high probability for broader market appeal and success.

The Company is focused on expanding four distinct parts of its Hospitality businesses.  First, it is investing in the market introduction and deployment of ATRIO, its next generation, cloud-based property management software for the Hotel/Resort/Spa market.  Second, we are investing in the enhancement of existing software and the development of the next generation of software for the Restaurant market.  Third, the Company continues to work on building more robust and extensive third-party distribution channels.  Fourth, as the Company’s customers continue to expand in international markets, PAR has created an international infrastructure focused on that expansion.

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

Approximately 36% of the Company’s revenues are generated by its Government business.  The Company’s focus is to expand two separate aspects of its Government business: services and solutions. Through outstanding performance of existing service contracts and investing in enhancing its business development staff and processes, the Company is able to consistently win the renewal of expiring contracts, extend existing contracts, and win new efforts.  With its intellectual property and investment in new technologies, the Company provides solutions to the U.S. Department of Defense and other federal/state agencies with systems integration, products and highly-specialized services.  The general uncertainty in U.S. defense total workforce policies (military, civilian and contract), procurement cycles and spending levels for the next several years may impact the performance of this business segment.

Results of Operations —
Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

During the first quarter of fiscal year 2012, the Company sold substantially all of the assets of its Logistics Management business, PAR Logistics Management Systems Corporation (LMS) to ORBCOMM Inc., including but not limited to accounts receivable, inventory, equipment, intellectual property, and customer contracts.  The transaction closed on January 12, 2012.   The results of operations of LMS for fiscal years 2012 and 2011 have been recorded as discontinued operations in accordance with Accounting Standards Codification (ASC) 205-20, Presentation of Financial Statements – Discontinued Operations.  All prior period amounts have been reclassified to conform to the current period presentation.  Refer to Note 2 “Discontinued Operations” in the Notes to the Consolidated Financial Statements for further discussion.

The Company reported revenues of $55.6 million for the quarter ended March 31, 2012, an increase of 2.6% from the $54.2 million reported for the quarter ended March 31, 2011.  The Company’s net income from continuing operations was $1.0 million or $0.07 per diluted share for the quarter ended March 31, 2012 versus $0.7 million or $0.05 per diluted share for the same period in 2011.  During the quarter, the Company reported income from discontinued operations of $1.4 million or $0.09 per diluted share versus a loss of $0.3 million or $0.02 per diluted share for the same period in 2011.  Results of the quarter ended March 31, 2012 include a gain on the sale of LMS of $2.6 million, recorded as a component of income from discontinued operations for the period.

Product revenues were $20.2 million for the quarter ended March 31, 2012, a decrease of 7% from the $21.7 million recorded in 2011.  This decrease was the result of a decline in domestic sales to McDonald’s as their significant technology upgrade program was completed in fiscal year 2011.  Partially offsetting this decrease was an increase in sales of the Company’s EverServ SureCheck™ product to a significant launch customer during the quarter.  Further offsetting this decrease was an increase in product sales to Yum! Brands, commensurate with new store rollouts.  In addition, international product sales grew 16% primarily to Yum! Brands in Europe as well as an increase in sales to national chain restaurants in Australia.

Service revenue primarily includes installation, software maintenance, training, twenty-four hour help desk support and various depot and on-site service options.  Service revenues were $15.4 million for the quarter ended March 31, 2012, a decrease of 1.7% from the $15.6 million reported for the same period in 2011.  This decrease was associated with a decline in depot service revenue commensurate with new store upgrades, partially offset by an increase in domestic field service revenue resulting from new service contracts with McDonald’s.  Lastly, international service revenue increased during the quarter as compared to the same quarter of 2011 as a result of increased international hardware sales.

Contract revenues were $20 million for the quarter ended March 31, 2012, compared to $16.8 million reported for the same period in 2011.  This increase is mostly attributable to the Company’s new Intelligence, Surveillance, and Reconnaissance (ISR) systems integration contract with the U.S. Army.

Product margins for the quarter ended March 31, 2012 were 45.6%, an increase from 39.3% for the same period in 2011.  This improvement was the result of an increase in software sales driven by the Company’s launch of its EverServ SureCheck software.  This increase was partially offset by an unfavorable mix in product sales resulting from a decrease in the amount of terminals sold relative to lower margin peripheral devices.

Service margins were 31.3% for the quarter ended March 31, 2012, relatively flat to the 31.6% for the same period in 2011.  This slight decrease was primarily due to a reduction in higher margin depot service revenue as a result of the recent upgrade programs with customers.  This decline was partially offset by an improvement in field service margin resulting from a reduction of third party field expenses.

Contract margins were 5.3% for the quarter ended March 31, 2012, compared to 6% for the same period in 2011.  This decrease was due to a less favorable contract mix as a result of the completion of more favorable margin contracts from 2011.  The most significant components of contract costs in 2012 and 2011 were labor and fringe benefits.  For the first quarter of 2012, labor and fringe benefits were $10.6 million or 56% of contract costs compared to $12.5 million or 79% of contract costs for the same period in 2011.

Selling, general and administrative expenses for the quarter ended March 31, 2012 were $10.1 million, an increase from the $9.4 million for the same period in 2011.  This increase was due to an increase in commission expense associated with the Company’s EverServ SureCheck software license sale in the first quarter, as well as an increase in sales and marketing effort associated with the Company’s ATRIO software product.

Research and development expenses were $3.5 million for the quarter ended March 31, 2012, a decrease from the $3.7 million for the same period in 2011.  This decrease was associated with a reduction in the use of third party developers.

Amortization of identifiable intangible assets was $153,000 for the quarter ended March 31, 2012, compared to $205,000 for the same period in 2011.  This decrease was due to certain intangible assets that were fully amortized in 2011.

Other income, net was $573,000 for the quarter ended March 31, 2012 compared to $28,000 for the same period in 2011.  Other income primarily includes unrealized gains on the Company’s investments, rental income, finance charges and foreign currency gains and losses.  The Company received shares of ORBCOMM Inc. common stock as part of the consideration from the sale of its Logistics Management business to ORBCOMM Inc.  The Company has classified this investment as a trading security, and therefore records the fair value adjustment as a component of Other income, net.  The increase during the period is primarily associated with the unrealized gain on the Company’s investment in ORBCOMM Inc.

Interest expense primarily represents interest charged on the Company’s short-term borrowing requirements from banks and from long-term debt.  Interest expense was $21,000 for the quarter ended March 31, 2012 as compared to $48,000 for the same period in 2011.  This reduction is associated with a lower outstanding borrowing in 2012 as compared to the same period in 2011.

For the quarter ended March 31, 2012, the Company’s expected effective income tax rate was 41.7%, compared to 37.4% for the same period in 2011.  The variance from the federal statutory rate in 2012 was due to state and foreign taxes.  The variance from the federal statutory rate in 2011 was primarily due to state income taxes and various non-deductible expenses.

Liquidity and Capital Resources

The Company’s primary sources of liquidity have been cash flow from operations and its bank line of credit.  Cash provided by operating activities of continuing operations was $7.5 million for the three months ended March 31, 2012 compared to cash used of $3.6 million for the same period in 2011.  In 2012, cash was generated by the Company’s net income plus the add back of non-cash charges, offset by reductions to changes in operating assets and liabilities.  The most significant changes to the Company’s operating assets and liabilities were the decrease in accounts receivable due to the timing of collections of advanced service and maintenance contract billings as well as increases in its deferred revenue related to increased service contracts.  This was partially offset by cash used for an increase in inventory in support of future demand as well as payments of accrued salaries and benefits based on the timing of payments.  In 2011, cash was generated by the Company’s net income plus the add back of non-cash charges, offset by reductions to changes in operating assets and liabilities.  The most significant changes to the Company’s operating assets and liabilities were associated with payments made to vendors based on the required timing of such payments, as well as payments made to employee benefit programs.  These decreases were partially offset by cash generated from increase deferred revenue related to new service contract billings.

Cash provided by investing activities from continuing operations was $2.1 million for the three months ended March 31, 2012 versus cash used of $3 million for the same period in 2011.  In 2012, the Company received cash proceeds of $4 million related to the sale of its Logistics Management business.  Capital expenditures were $494,000 and were primarily for office and computer equipment.  Capitalized software was $679,000 and was associated with the Company’s next generation Hospitality software platforms.  The Company also purchased $750,000 of investments during the quarter.  In 2011, capital expenditures were $304,000 and were primarily for office and computer equipment.  Capitalized software was $2.7 million and was associated with the Company’s next generation Hospitality software platforms.

Cash used in financing activities from continuing operations was $462,000 for the three months ended March 31, 2012 versus cash provided of $4.5 million in 2011.  In 2012, the Company decreased its long-term debt by $485,000 and benefited $23,000 from the exercise of employee stock options.  In 2011, the Company increased its short-term borrowings by $4.9 million in support of its operating cash needs, and decreased its long-term debt by $409,000.  The Company also benefited $14,000 from the exercise of employee stock options.

The Company maintains a credit facility which provides it with borrowing availability up to $20 million (with the option to increase to $30 million) in the form of a line of credit.  This agreement allows the Company, at its option, to borrow funds at the LIBOR rate plus the applicable interest rate spread (1.25% at March 31, 2012) or at the bank’s prime lending rate (3.25% at March 31, 2012).  This agreement expires in June 2014.  At March 31, 2012, the Company did not have any outstanding balance on this line of credit, nor did it borrow against this line at anytime during the quarter.  This agreement contains certain loan covenants including leverage and fixed charge coverage ratios.  In July 2011, this agreement was amended to exclude specific non-recurring charges recorded by the Company in the second quarter of 2011 from all debt covenant calculations in 2011 and through June 30, 2012.  The Company is in compliance with these amended covenants at March 31, 2012.  This credit facility is secured by certain assets of the Company.

The Company borrowed $6 million under an unsecured term loan agreement, in connection with a prior business acquisition.  This loan ($900,000 outstanding as of March 31, 2012) is part of the existing credit facility and provides for interest only payments in the first year and escalating principal payments through August 2012. The loan bears interest at the LIBOR rate plus the applicable interest rate spread (1.25% at March 31, 2012) or at the bank’s prime lending rate (3.25% at March 31, 2012). The terms and conditions of the line of credit agreement described in the preceding paragraph also apply to the term loan.

The Company entered into an interest rate swap agreement associated with the above $6 million loan, with principal and interest payments due through August 2012.  At March 31, 2012, the notional principal amount totaled $0.9 million.  This instrument was utilized by the Company to minimize significant unplanned fluctuations in earnings and cash flows caused by interest rate volatility.  The Company did not adopt hedge accounting, but rather records the fair market value adjustments through the consolidated statements of operations each period.  The associated fair value adjustment for the three months ended March 31, 2012 and 2011 were $14,000 and $31,000, respectively, and were recorded as decreases to interest expense.

The Company has a $1.5 million mortgage, collateralized by certain real estate.  The annual mortgage payment including interest totals $222,000.  The mortgage bears interest at a fixed rate of 5.75% and matures in 2019.

During fiscal year 2012, the Company anticipates that its capital requirements will not exceed approximately $3 million.  The Company does not usually enter into long term contracts with its major Hospitality segment customers.  The Company commits to purchasing inventory from its suppliers based on a combination of internal forecasts and actual orders from customers.  This process, along with good relations with suppliers, minimizes the working capital investment required by the Company.  Although the Company lists two major customers, McDonald’s and Yum! Brands, it sells to hundreds of individual franchisees of these corporations, each of which is individually responsible for its own debts.  These broadly made sales substantially reduce the impact on the Company’s liquidity if one individual franchisee reduces the volume of its purchases from the Company in a given year.  The Company, based on internal forecasts, believes its existing cash, line of credit facilities and its anticipated operating cash flow will be sufficient to meet its cash requirements through the next twelve months.  However, the Company may be required, or could elect, to seek additional funding prior to that time.  The Company’s future capital requirements will depend on many factors including its rate of revenue growth, the timing and extent of spending to support product development efforts, potential growth through strategic acquisition, expansion of sales and marketing, the timing of introductions of new products and enhancements to existing products, and market acceptance of its products.  The Company cannot assure additional equity or debt financing will be available on acceptable terms or at all.  The Company’s sources of liquidity beyond twelve months, in management’s opinion, will be its cash balances on hand at that time, funds provided by operations, funds available through its lines of credit and the long-term credit facilities that it can arrange.

Recently Issued Accounting Pronouncements Not Yet Adopted

    None.

Recently Adopted Accounting Pronouncements

In September 2011, FASB issued ASU No. 2011-08, Intangibles-Goodwill and Other: Testing Goodwill for Impairment, which amends FASB Topic ASC 350, Intangible Assets-Goodwill and Other. Under ASU No. 2011-08, an entity may elect the option to assess qualitative factors to determine whether it is necessary to perform the first step in the two-step impairment testing process. ASU No. 2011-08 was effective on January 1, 2012. The adoption of ASU No. 2011-08 did not have a material impact on the Company’s consolidated financial statements.

In May 2011, FASB issued ASU No. 2011-04, Amendment to Achieve Common Fair Value Measurement and Disclosure Requirements, in U.S. GAAP and International Financial Reporting Standards (IFRS), which amends FASB Topic ASC 820, Fair value measurement. ASU No. 2011-04 modifies the existing standard to include disclosure of all transfers between Level 1 and Level 2 asset and liability fair value categories. In addition, ASU No. 2011-04 provides guidance on measuring the fair value of financial instruments managed within a portfolio and the application of premiums and discounts on fair value measurements. ASU No. 2011-04 requires additional disclosure for Level 3 measurements regarding the sensitivity of fair value to changes in unobservable inputs and any interrelationships between those inputs. ASU No. 2011-04 was effective on January 1, 2012.  The adoption of ASU No. 2011-04 did not have a material impact on the Company’s consolidated financial statements.

Critical Accounting Policies

In our Annual Report on Form 10-K for the year ended December 31, 2011, we disclose accounting policies, referred to as critical accounting policies, that require management to use significant judgment or that require significant estimates.  Management regularly reviews the selection and application of our critical accounting policies.  There have been no updates to the critical accounting policies contained in our Annual Report on Form 10-K for the year ended December 31, 2011.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk inflation

Inflation had little effect on revenues and related costs during the three months ended March 31, 2012.  Management anticipates that margins will be maintained at acceptable levels to minimize the effects of inflation, if any.

interest rates

As of March 31, 2012, the Company has $0.9 million in variable debt.  The Company believes that an adverse change in interest rates of 100 basis points would not have a material impact on our business, financial condition, results of operations or cash flows.

foreign currency

The Company’s primary exposures relate to certain non-dollar denominated sales and operating expenses in Europe and Asia. These primary currencies are the Great British Pound, the Euro, the Australian dollar, the Singapore dollar and the Chinese Renminbi.  Management believes that foreign currency fluctuations should not have a significant impact on our business, financial condition, and results of operations or cash flows due to the current volume of business affected by foreign currencies.

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

Based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2012, the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”), conducted under the supervision of and with the participation of the Company’s chief executive officer and chief financial officer, such officers have concluded that the Company’s disclosure controls and procedures, which are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and designed to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is accumulated and communicated to management including the chief executive and financial officers, as appropriate, to allow timely decisions regarding required disclosures, are effective as of the Evaluation Date.

(b)	Changes in Internal Control over Financial Reporting.

There was no change in the Company’s internal controls over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, such internal controls over financial reporting.

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

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

On January 12, 2012, PAR Technology Corporation furnished a report on Form 8-K pursuant to Item 2.01 (Completion of Acquisitions of Disposition of Assets) of that Form relating to its previously announced disposition of substantially all of the assets of PAR Logistics Management Systems Corporation, a wholly-owned subsidiary of PAR Technology Corporation.

On February 16, 2012, PAR Technology Corporation furnished a report on Form 8-K pursuant to Item 2.02 (Results of Operations and Financial Condition) of that Form relating to its financial information for the quarterly period ended December 31, 2011, as presented in the press release of February 16, 2012, 2011 and furnished thereto as an exhibit.

On March 26, 2012, PAR Technology Corporation furnished a report on Form 8-K pursuant to Item 5.02(b) (Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers) announcing the retirement of Paul D. Nielsen as a Director of the Company effective as of the Company’s Annual Meeting scheduled for June 7, 2012.

On April 23, 2012, following the recommendation of the Company’s Compensation Committee, the Company’s Board of Directors approved an increase to non-management Director Compensation for fiscal year 2012.  This change resulted in an increased Annual Retainer to $75,000 for Independent Directors with an additional annual retainer of $15,000 to be paid to Director Ahn as compensation for serving as the Presiding Director and the Chairman of the Audit Committee.  The annualized cash retainer for Dr. Sammon will be $60,000.  On March 3, 2012, the Board of Directors approved the grant of 10,000 restricted shares of the Corporation’s Common Stock per each independent director .  These restricted shares vest as follows:  2,500 shares on June 20, 2012; 2,500 shares on September 20, 2012, 2,500 shares on December 20, 2012 and 2,500 shares on March 20, 2013.

Item 6.  Exhibits

List of Exhibits

Exhibit No.	Description of Instrument
10.1	Form 2012 Independent Directors Restricted Stock Award Agreement.
31.1	Certification of Chairman of the Board and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Vice President, Chief Financial Officer, Treasurer, and Chief Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

PAR TECHNOLOGY CORPORATION
(Registrant)

Date: May 15, 2012

/s/RONALD J. CASCIANO
Ronald J. Casciano
Vice President, Chief Financial Officer, Treasurer, and Chief Accounting Officer

Exhibit Index

Exhibit No.	Description of Instrument	Sequential Page Number
10.1	Form 2012 Independent Directors Restricted Stock Award Agreement.	E-1
31.1	Certification of Chairman of the Board and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	E-2
31.2	Certification of Vice President, Chief Financial Officer, Treasurer, and Chief Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	E-3
32.1

Certification of Chairman of the Board and Chief Executive Officer and Vice President, Chief Financial Officer, Treasurer, and Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

E-4