Form 10-Q
period 2012-06-30
PAR TECHNOLOGY CORP
filed 2012-08-14
CIK 708821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2012.  Commission File Number 1-9720
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its Corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of "large accelerated filer", "accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non Accelerated Filer ☐	Smaller Reporting Company ☒
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The number of shares outstanding of registrant's common stock, as of August 1, 2012 - 15,342,818 shares.

PAR TECHNOLOGY CORPORATION

TABLE OF CONTENTS
FORM 10-Q

PART I
FINANCIAL INFORMATION

Item Number		Page

Item 1.	Financial Statements (unaudited)

	Consolidated Statements of Operations for the three and six months	1
	ended June 30, 2012 and 2011

	Consolidated Statements of Comprehensive Income (Loss)	2
	for the three and six months ended June 30, 2012 and 2011

	Consolidated Balance Sheets at June 30, 2012 and	3
	December 31, 2011

	Consolidated Statements of Cash Flows for the six months ended	4
	June 30, 2012 and 2011

	Notes to Unaudited Interim Consolidated Financial Statements	5

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4.	Controls and Procedures	26

	PART II
	OTHER INFORMATION

Item 1A.	Risk Factors	27

Item 4.	Mine Safety Disclosures	27

Item 5.	Other Information	27

Item 6.	Exhibits	28

Signatures		29

Exhibit Index		30

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

PAR TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	For the three months		For the six months
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011
Net revenues:
Product	$20,142	$22,743	$40,312	$44,453
Service	16,014	17,440	31,393	33,084
Contract	25,929	16,258	45,973	33,080
	62,085	56,441	117,678	110,617
Costs of sales:
Product	14,041	13,963	25,018	27,134
Service	11,473	20,285	22,038	30,992
Contract	24,584	15,336	43,567	31,145
	50,098	49,584	90,623	89,271
Gross margin	11,987	6,857	27,055	21,346
Operating expenses:
Selling, general and administrative	9,291	9,647	19,434	18,985
Research and development	3,089	3,322	6,638	7,065
Impairment of goodwill and intangible assets	-	20,843	-	20,843
Amortization of identifiable intangible assets	150	205	303	410
	12,530	34,017	26,375	47,303
Operating income (loss) from continuing operations	(543)	(27,160)	680	(25,957)
Other income (expense), net	(366)	(157)	207	(129)
Interest expense	(21)	(67)	(42)	(115)
Income (loss) from continuing operations before provision for income taxes	(930)	(27,384)	845	(26,201)
(Provision) benefit for income taxes	419	9,858	(321)	9,416
Income (loss) from continuing operations	(511)	(17,526)	524	(16,785)
Discontinued operations
Income (loss) on discontinued operations (net of tax)	(10)	(322)	1,420	(659)
Net income (loss)	$(521)	$(17,848)	$1,944	$(17,444)
Basic Earnings per Share:
Income (loss) from continuing operations	(.03)	(1.17)	.03	(1.12)
Income (loss) from discontinued operations	(.00)	(.02)	.09	(.04)
Net income (loss)	$(.03)	$(1.19)	$.13	$(1.17)
Diluted Earnings per Share:
Income (loss) from continuing operations	(.03)	(1.17)	.03	(1.12)
Income (loss) from discontinued operations	(.00)	(.02)	.09	(.04)
Net income (loss)	$(.03)	$(1.19)	$.13	$(1.17)
Weighted average shares outstanding
Basic	15,098	14,996	15,091	14,960
Diluted	15,098	14,996	15,163	14,960

See accompanying notes to consolidated financial statements

PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	For the three months		For the six months
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011
Net income (loss)	$(521)	$(17,848)	$1,944	$(17,444)
Other comprehensive income (loss) net of tax:
Foreign currency translation adjustments	(181)	295	(31)	937
Comprehensive income (loss)	$(702)	$(17,553)	$1,913	$(16,507)

See accompanying notes to consolidated financial statements

PAR TECHNOLOGY CORPORATION
CONSOLIDATED BALANCE SHEETS
 (in thousands, except share amounts)

	June 30, 2012 (Unaudited)	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$16,895	$7,742
Investments	250	-
Accounts receivable-net	31,336	30,680
Inventories-net	23,469	25,260
Deferred income taxes	9,907	10,240
Other current assets	3,138	3,088
Escrow receivable	1,147	-
Total current assets	86,142	77,010
Property, plant and equipment - net	6,119	5,259
Deferred income taxes	5,116	5,605
Goodwill	6,852	6,852
Intangible assets - net	16,444	15,888
Other assets	2,330	2,147
Assets of discontinued operations	-	3,182
Total Assets	$123,003	$115,943
Liabilities and Shareholders' Equity
Current liabilities:
Current portion of long-term debt	$599	$1,494
Accounts payable	19,000	15,773
Accrued salaries and benefits	6,392	7,002
Accrued expenses	2,211	2,609
Customer deposits	714	1,137
Deferred service revenue	14,912	10,412
Income taxes payable	93	138
Total current liabilities	43,921	38,565
Long-term debt	1,173	1,249
Other long-term liabilities	3,101	2,837
Liabilities of discontinued operations	101	925
Shareholders' Equity:
Preferred stock, $.02 par value, 1,000,000 shares authorized	-	-
Common stock, $.02 par value, 29,000,000 shares authorized; 17,050,102 and 16,863,868 shares issued; 15,342,818 and 15,156,584 outstanding	341	337
Capital in excess of par value	43,413	42,990
Retained earnings	37,017	35,073
Accumulated other comprehensive loss	(232)	(201)
Treasury stock, at cost, 1,707,284 and 1,707,284 shares	(5,832)	(5,832)
Total shareholders' equity	74,707	72,367
Total Liabilities and Shareholders' Equity	$123,003	$115,943

See accompanying notes to consolidated financial statements

PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (in thousands)
(unaudited)
	For the six months ended June 30,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$1,944	$(17,444)
(Income) loss from discontinued operations	(1,420)	659
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Impairment of goodwill and intangible assets	-	20,843
Depreciation and amortization	1,744	1,388
Provision for bad debts	140	308
Provision for obsolete inventory	1,361	8,629
Equity based compensation	400	231
Deferred income tax	1,052	(9,826)
Changes in operating assets and liabilities:
Accounts receivable	(796)	3,986
Inventories	431	(5,481)
Income tax refunds/payable	(45)	(227)
Other current assets	(50)	(680)
Other assets	(183)	(86)
Accounts payable	3,232	(1,631)
Accrued salaries and benefits	(610)	(778)
Accrued expenses	(398)	(70)
Customer deposits	(423)	(1,330)
Deferred service revenue	4,501	2,046
Other long-term liabilities	262	145
Net cash provided by (used in) operating activities-continuing operations	11,142	682
Net cash used in operating activities-discontinued operations	(2,368)	(614)
Net cash provided by (used in) operating activities	8,774	68
Cash flows from investing activities:
Capital expenditures	(1,539)	(534)
Capitalization of software costs	(1,622)	(5,096)
Purchase of investments	(250)	-
Maturity of investments	1,912	-
Escrow	(1,147)	-
Proceeds from sale of business	4,000	-
Net cash provided by (used in) investing activities-continuing operations	1,354	(5,630)
Net cash (used in) investing activities-discontinued operations	-	(26)
Net cash provided by (used in) investing activities	1,354	(5,656)
Cash flows from financing activities:
Net borrowings (payments) under line-of-credit agreements	-	3,000
Payments of long-term debt	(971)	(818)
Proceeds from the exercise of stock options	27	132
Net cash provided by (used in) financing activities-continuing operations	(944)	2,314
Net cash used in financing activities-discontinued operations	-	-
Net cash provided by (used in) financing activities	(944)	2,314
Effect of exchange rate changes on cash and cash equivalents	(31)	181
Net increase (decrease) in cash and cash equivalents	9,153	(3,093)
Cash and cash equivalents at beginning of period	7,742	6,781
Cash and cash equivalents at end of period	16,895	3,688
Less cash and equivalents of discontinued operations at end of period	-	(5)
Cash and equivalents of continuing operations at end of period	$16,895	$3,683
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	42	115
Income taxes, net of (refunds)	45	153
S
See accompanying notes to consolidated financial statements

PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies

The accompanying unaudited interim consolidated financial statements have been prepared by PAR Technology Corporation (the "Company" or "PAR") in accordance with U.S. generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements.  Accordingly, these interim financial statements do not include all information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of the Company, such unaudited statements include all adjustments (which comprise only normal recurring accruals) necessary for a fair presentation of the results for such periods.  The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results of operations to be expected for any future period.  The consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2011  included in the Company's December 31, 2011 Annual Report to the Securities and Exchange Commission on Form 10-K.

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

The current economic conditions and the continued volatility in the U.S. and in many other countries in which the Company operates could contribute to decreased consumer confidence and continued economic uncertainty which may adversely impact the Company's operating performance.  Although the Company has seen an improvement in the markets which it serves, the continued volatility in these markets could have an impact on purchases of the Company's products, which could result in a reduction of sales, operating income and cash flows.  Reductions in these results could have a material adverse impact on the underlying estimates used in deriving the fair value of the Company's reporting units used in support of its annual goodwill impairment test.  These conditions may result in an impairment charge in future periods.

Certain amounts for prior periods have been reclassified to conform to the current period classification.

During the first quarter of fiscal year 2012, the Company sold substantially all of the assets of its Logistics Management business, PAR Logistics Management Systems Corporation (LMS) to ORBCOMM Inc., including but not limited to accounts receivable, inventory, equipment, intellectual property, and customer contracts.  The transaction closed on January 12, 2012.   The results of operations of LMS for fiscal years 2012 and 2011 have been recorded as discontinued operations in accordance with Accounting Standards Codification (ASC) 205-20, Presentation of Financial Statements - Discontinued Operations.

Note 2 - Discontinued Operations

On January 12, 2012, PAR Technology Corporation completed its previously announced sale of substantially all of the assets of the PAR Logistics Management Systems Corporation (LMS) to ORBCOMM Inc. ("ORBCOMM").

The consideration payable by ORBCOMM at the closing with respect to substantially all the assets of LMS aggregates $6,123,000 comprised of $4,000,000 in cash and $2,123,000 in shares of common stock of ORBCOMM Inc. (the Closing Consideration).  Of the equity consideration, $1,274,000 (based on the fair value as of the date of closing) was held in escrow to settle future claims, with release dates of August 2012 and April 2013.  During the second quarter, the Company liquidated its common stock investment of ORBCOMM Inc. which resulted in it recording a realized loss for the three and six months ended June 30, 2012 of $572,000 and $210,000, respectively.  Of the total proceeds from the liquidation, $1.1 million remains in escrow.  The Company recorded its loss on liquidation of its investment within other income (expense), net, on its Consolidated Statement of Operations.

In addition to the Closing Consideration, contingent consideration of up to $3,950,000 is payable by ORBCOMM to PAR post-closing in cash, ORBCOMM common stock or a combination of cash and ORBCOMM common stock, at ORBCOMM's option.  Up to $3,000,000 of the contingent consideration will be payable based on LMS achieving certain agreed-upon new subscriber targets for calendar year 2012 and up to $950,000 of the contingent consideration will be payable based on LMS achieving agreed-upon sales targets for calendar years 2012 through 2014.

If paid in stock, the number of ORBCOMM shares to be issued to PAR will be based upon the average 20-day closing price of ORBCOMM common stock prior to the payment due date for such contingent consideration.

As of June 30, 2012, the Company has not recorded any amount associated with this contingent consideration as it does not believe achievement of the related targets are probable.

Summarized financial information for the Company's discontinued operations is as follows ( in thousands):
	June 30,	December 31,
	2012	2011
Assets
Cash	$-	$5
Accounts receivable - net	-	1,398
Inventories	-	1,355
Other assets	-	424
Total assets of discontinued operations	$-	$3,182

Liabilities
Accounts payable and accrued expenses	$101	674
Accrued salaries and benefits	-	236
Other liabilities	-	15
Total liabilities of discontinued operations	$101	$925

Operations	For the three months ended June 30, 2012	For the three months ended June 30, 2011
Total revenues	$-	$1,843

Loss from discontinued operations before income taxes	$(13)	$(529)
Gain on disposition	-	-
(Provision) benefit for income taxes	3	207
Income (loss) from discontinued operations	$(10)	$(322)

Operations	For the six months ended June 30, 2012	For the six months ended June 30, 2011
Total revenues	$136	$3,515

Loss from discontinued operations before income taxes	$(261)	$(1,068)
Gain on disposition	2,588	-
(Provision) benefit for income taxes	(907)	409
Income (loss) from discontinued operations	$1,420	$(659)

Note 3 - Accounts Receivable

	(in thousands)
	June 30,	December 31,
	2012	2011
Government segment:
Billed	$13,854	$12,903
Advanced billings	(2,109)	(1,552)
	11,745	11,351
Hospitality segment:
Accounts receivable - net	19,591	19,329
	$31,336	$30,680

At June 30, 2012 and December 31, 2011, the Company had recorded allowances for doubtful accounts of $753,000 and $917,000, respectively, primarily against Hospitality accounts receivable.

Note 4 - Inventories

Inventories are primarily used in the manufacture and service of Hospitality products.  The components of inventory consist of the following:

	(in thousands)
	June 30,	December 31,
	2012	2011
Finished Goods	$9,061	$9,325
Work in process	958	1,007
Component parts	5,345	6,138
Service parts	8,105	8,790
	$23,469	$25,260

Note 5 - Identifiable intangible assets

The Company capitalizes certain costs related to the development of computer software sold by its Hospitality segment. Software development costs incurred prior to establishing technological feasibility are charged to operations and included in research and development costs in the period the costs are incurred.  Software development costs incurred after establishing technological feasibility (as defined within ASC 985-20) are capitalized and amortized on a product-by-product basis when the product is available for general release to customers.  Software costs capitalized during the three and six months ended June 30, 2012 were $942,000 and $1,622,000, respectively.  Capitalized software for the three and six months ended June 30, 2011 were $2,362,000 and $5,096,000, respectively.

Annual amortization, charged to cost of sales when the product is available for general release to customers, is computed using the greater of (a) the straight-line method over the remaining estimated economic life of the product, generally three to seven years or (b) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product. Amortization of capitalized software costs for the three and six months ended June 30, 2012 was $398,000 and $764,000, respectively.  Amortization for the three and six months ended June 30, 2011 was $128,000 and $282,000.

The Company acquired identifiable intangible assets in connection with its acquisitions in prior years.  Amortization of identifiable intangible assets for the three and six months ended June 30, 2012 was $150,000 and $303,000, respectively.   Amortization for the three and six months ended June 30, 2011 was $205,000 and $410,000, respectively.

The components of identifiable intangible assets are:

	(in thousands)
	June 30,	December 31,
	2012	2011
Acquired and internally developed software costs	$19,522	$17,902
Customer relationships	4,519	4,519
Trademarks (non-amortizable)	2,100	2,100
Other	690	690
	26,831	25,211
Less accumulated amortization	(10,387)	(9,323)
	$16,444	$15,888

The future amortization of these intangible assets assuming straight-line amortization of capitalized software costs is as follows (in thousands):

2012	$1,176
2013	2,483
2014	2,459
2015	2,167
2016	2,165
Thereafter	3,894
Total	$14,344

Note 6 - Stock Based Compensation

The Company applies the fair value recognition provisions of ASC Topic 718 Stock-Based Compensation.  Total stock-based compensation expense included within operating expenses for the three and six months ended June 30, 2012 was $236,000 and $400,000, respectively.  Total stock-based compensation expense included within operating expenses for the three and six months ended June 30, 2011 was $194,000 and $231,000, respectively.  These amounts were recorded net of benefits of $61,000, as the result of forfeitures of unvested stock options prior to the completion of the requisite service period.  At June 30, 2012, the unrecognized compensation expense related to non-vested equity awards was $626,000 (net of estimated forfeitures), which is expected to be recognized as compensation expense in fiscal years 2011 through 2015.

On April 23, 2012, the Company's Compensation Committee of its Board of Directors approved the granting of 135,000 restricted stock awards and 67,000 incentive stock options to various employees of the Company under the 2005 Equity Incentive Plan.  The restricted stock awards are performance based and vest upon the achievement of financial goals from fiscal years 2012 through 2014.  These grant agreements expire if the related performance conditions are not met by December 31, 2014.

The incentive stock options granted are service based awards that vest ratably through fiscal year 2014.

Note 7 - Earnings per share

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

For the three and six months ended June 30, 2012, there were 652,000 and 647,000, respectively, anti-dilutive stock options.  For the three and six months ended June 30, 2011, there were 648,000 and 521,000, respectively anti-dilutive stock options outstanding.

The following is a reconciliation of the weighted average shares outstanding for the basic and diluted EPS computations (in thousands, except per share data):

	For the three months
	ended June 30,
	2012	2011
Loss from continuing operations	$(511)	$(17,526)

Basic:
Shares outstanding at beginning of period	15,088	14,934
Weighted average shares issued during the period, net	10	62
Weighted average common shares, basic	15,098	14,996
Earnings/(loss) from continuing operations per common share, basic	$(0.03)	$(1.17)
Diluted:
Weighted average common shares, basic	15,098	14,996
Dilutive impact of stock options and restricted stock awards	-	-
Weighted average common shares, diluted	15,098	14,996
Earnings/(loss) from continuing operations per common share, diluted	$(0.03)	$(1.17)

	For the six months
	ended June 30,
	2012	2011
Income (loss) from continuing operations	$524	$(16,785)

Basic:
Shares outstanding at beginning of period	15,051	14,909
Weighted average shares issued during the period, net	40	51
Weighted average common shares, basic	15,091	14,960
Earnings/(loss) from continuing operations per common share, basic	$0.03	$(1.12)
Diluted:
Weighted average common shares, basic	15,091	14,960
Dilutive impact of stock options and restricted stock awards	72	-
Weighted average common shares, diluted	15,163	14,960
Earnings/(loss) from continuing operations per common share, diluted	$0.03	$(1.12)

Note 8 - Investments

The amortized cost and fair value of securities are as follows:

	June 30, 2012
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value
(amounts in thousands)

Securities held to maturity
Certificates of deposit	$250	$-	$-	$250

Total investments	$250	$-	$-	$250

The Company's held to maturity investments consist of certificates of deposit with maturity dates beyond three months.  The carrying amounts of the certificates of deposit were considered representative of their respective fair values.

Note 9 - Fair Value of Financial Instruments

The Company utilizes the fair value provisions of ASC Topic 820 Fair Value Measurements and Disclosures.  ASC Topic 820 describes a fair value hierarchy based upon three levels of input, which are:

Level 1 − quoted prices in active markets for identical assets or liabilities (observable)
Level 2 − inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in inactive markets, or other inputs that are observable market data for essentially the full term of the asset or liability (observable)
Level 3 − unobservable inputs that are supported by little or no market activity, but are significant to determining the fair value of the asset or liability (unobservable)

The Company's held to maturity investments consist of certificates of deposit with maturity dates beyond three months.  The carrying amounts of the certificates of deposit were considered representative of their respective fair values.

The Company's interest rate swap agreement is valued at the amount the Company would have expected to pay to terminate the agreement.  The fair value determination was based upon the present value of expected future cash flows using the LIBOR rate, plus an applicable interest rate spread, a technique classified within Level 2 of the valuation hierarchy described above.  At June 30, 2012 and December 31, 2011, the fair market value of the Company's interest rate swap included a cumulative unrealized loss of $4,000 and $26,000, respectively, which were recorded as components of interest expense within the consolidated statements of operations and as components of accrued expenses within the consolidated balance sheets.

Note 10 - Segment and Related Information

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

Information noted as "Other" primarily relates to the Company's corporate, home office operations.

Information as to the Company's segments is set forth below.  Amounts below exclude discontinued operations.

	(in thousands)		(in thousands)
	For the three months		For the six months
	ended June 30,		ended June 30,
	2012	2011	2012	2011
Revenues:
Hospitality	$36,156	$40,183	$71,705	$77,537
Government	25,929	16,258	45,973	33,080
Total	$62,085	$56,441	$117,678	$110,617

Operating income (loss) from continuing operations:
Hospitality	$(1,558)	$(27,786)	$(1,192)	$(27,503)
Government	1,251	865	2,272	1,823
Other	(236)	(239)	(400)	(277)
	(543)	(27,160)	680	(25,957)
Other income, net	(366)	(157)	207	(129)
Interest expense	(21)	(67)	(42)	(115)
Income from continuing operations before provision for income taxes	$(930)	$(27,384)	$845	$(26,201)

Depreciation and amortization:
Hospitality	$782	$568	$1,525	$1,157
Government	19	21	38	40
Other	118	95	181	191
Total	$919	$684	$1,744	$1,388

Capital expenditures:
Hospitality	$1,885	$2,564	$3,016	$5,547
Government	-	20	-	20
Other	103	8	145	63
Total	$1,988	$2,592	$3,161	$5,630

Revenues by geographic area:
United States	$54,205	$49,075	$102,570	$97,025
Other Countries	7,880	7,366	15,108	13,592
Total	$62,085	$56,441	$117,678	$110,617

The following table represents identifiable assets by business segment:

	(in thousands)
	June 30,	December 31,
	2012	2011
Identifiable assets:
Hospitality	$92,524	$89,135
Government	12,955	12,617
Other	17,524	11,009
Total	$123,003	$112,761

The following table represents identifiable assets by geographic area based on the location of the assets:

	(in thousands)
	June 30,	December 31,
	2012	2011
United States	$108,711	$100,310
Other Countries	14,292	12,451
Total	$123,003	$112,761

The following table represents Goodwill by business segment:

	(in thousands)
	June 30,	December 31,
	2012	2011
Hospitality	$6,116	$6,116
Government	736	736
Total	$6,852	$6,852

Customers comprising 10% or more of the Company's total revenues are summarized as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Hospitality segment:
McDonald's Corporation	19%	28%	18%	30%
Yum! Brands, Inc.	14%	13%	14%	12%
Government segment:
U.S. Department of Defense	42%	29%	39%	30%
All Others	25%	30%	29%	28%
	100%	100%	100%	100%

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
Overview
PAR's technology solutions for the Hospitality segment feature software, hardware and support services tailored for the needs of restaurants, luxury hotels, resorts and spas, casinos, cruise lines, movie theatres, theme parks and specialty retailers.  The Company's Government segment provides technical expertise in the contract development of advanced systems and software solutions for the U.S. Department of Defense and other federal agencies, as well as information technology and communications support services to the U.S. Department of Defense.

The Company's products sold in the Hospitality segment are utilized in a range of applications by thousands of customers.  The Company faces competition across all of its markets within the Hospitality segment, competing on the basis of product design, features and functionality, quality and reliability, price, customer service, and delivery capability.  PAR's global infrastructure and reach as a technology solutions provider to hospitality customers is an important competitive advantage, as it allows the Company to provide innovative systems, with significant global deployment capability, to its multinational customers.  PAR's continuing strategy is to provide complete integrated technology solutions and services with excellent customer service in the markets in which it participates.  The Company conducts its research and development efforts to create innovative technology offerings that meet and exceed customer requirements and also have a high probability for broader market appeal and success.

The Company is focused on expanding four distinct parts of its Hospitality businesses.  First, it is investing in the market introduction and deployment of ATRIO, its next generation, cloud-based property management software for the Hotel/Resort/Spa market.  Second, we are investing in the enhancement of existing software and the development of the next generation of software for the Restaurant market.  Third, the Company continues to work on building more robust and extensive third-party distribution channels.  Fourth, as the Company's customers continue to expand in international markets, PAR has created an international infrastructure focused on that expansion.

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

Approximately 39% of the Company's revenues are generated by its Government business.  The Company's focus is to expand two separate aspects of its Government business: services and solutions. Through outstanding performance of existing service contracts and investing in enhancing its business development staff and processes, the Company is able to consistently win the renewal of expiring contracts, extend existing contracts, and win new efforts.  With its intellectual property and investment in new technologies, the Company provides solutions to the U.S. Department of Defense and other federal/state agencies with systems integration, products and highly-specialized services.  The general uncertainty in U.S. defense total workforce policies (military, civilian and contract), procurement cycles and spending levels for the next several years may impact the performance of this business segment.

Results of Operations -
Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

During the first quarter of fiscal year 2012, the Company sold substantially all of the assets of its Logistics Management business, PAR Logistics Management Systems Corporation (LMS) to ORBCOMM Inc., including but not limited to accounts receivable, inventory, equipment, intellectual property, and customer contracts.  The transaction closed on January 12, 2012.   The results of operations of LMS for fiscal years 2012 and 2011 have been recorded as discontinued operations in accordance with Accounting Standards Codification (ASC) 205-20, Presentation of Financial Statements - Discontinued Operations.  All prior period amounts have been reclassified to conform to the current period presentation.  Refer to Note 2 "Discontinued Operations" in the Notes to the Consolidated Financial Statements for further discussion.

The results of 2011 include pre-tax non-recurring charges of $29.4 million.  Of this amount, $20.8 million was a non-cash charge related to the impairment of the Company's goodwill and intangible assets.  The remaining $8.6 million in charges was related to the write-down of certain inventory associated with discontinued products, as well as severance and office closure costs.

The Company reported revenues of $62.1 million for the quarter ended June 30, 2012, an increase of 10% from the $56.4 million reported for the quarter ended June 30, 2011.  The Company's net loss from continuing operations was $511,000 or $0.03 loss per diluted share for the second quarter of 2012 versus a net loss from continuing operations of $17.5 million or $1.17 loss per diluted share for the same period in 2011.  During the quarter, the Company reported a net loss from discontinued operations of $10,000 versus a net loss from discontinued operations of $322,000 or $0.02 loss per diluted share for the same period in 2011.

Product revenues were $20.1 million for the quarter ended June 30, 2012, a decrease of 11.4% from the $22.7 million recorded in 2011.  This decrease was the result of a decline in domestic sales to McDonald's as their significant technology upgrade program was completed in fiscal year 2011.  Partially offsetting this decrease was an increase in sales to YUM! Brands and Subway, commensurate with new store rollouts and system upgrades.  Further offsetting this decrease was an increase in international product revenue, which increased 6.3% in 2012 when compared to 2011, primarily driven by increases in Central America, China and the Middle East.

Service revenue primarily includes installation, software maintenance, training, twenty-four hour help desk support and various depot and on-site service options.  Service revenues were $16.0 million for the quarter ended June 30, 2012, a decrease of 8.2% from the $17.4 million reported for the same period in 2011.  This decrease was associated with a decline in installation revenue commensurate with the related decline of product revenue as well as a decline in depot repair revenue associated with new store upgrades.  These decreases were partially offset by an increase in international service revenue as a result of improved international hardware sales during the quarter as compared to the same quarter of 2011.

Contract revenues were $25.9 million for the quarter ended June 30, 2012, compared to $16.3 million reported for the same period in 2011.  This increase is mostly attributable to the Company's new Intelligence, Surveillance, and Reconnaissance (ISR) systems integration contract with the U.S. Army.

Product margins for the quarter ended June 30, 2012 were 30.3%, a decrease from 38.6% for the same period in 2011.  This decrease was driven by an unfavorable product mix resulting from a decrease in the amount of terminals sold relative to lower margin peripheral devices.  In addition, a decrease in software sales further contributed to the decline in gross margin.

Service margins were 28.4% for the quarter ended June 30, 2012, an increase from the negative 16.3% recorded for the same period in 2011 as a result of a charge of $7.7 million recorded related to the write down of service parts inventory related to discontinued products during 2011.  Exclusive of the aforementioned charges, service margins were relatively flat at 28%.

Contract margins were 5.2% for the quarter ended June 30, 2012, compared to 5.7% for the same period in 2011.  This decrease was due to a less favorable contract mix as a result of the completion of more favorable margin contracts from 2011.  The most significant components of contract costs in 2012 and 2011 were labor and fringe benefits.  For the second quarter of 2012, labor and fringe benefits were $10.0 million or 40.5% of contract costs compared to $11.7 million or 76% of contract costs for the same period in 2011.  This decrease is mostly attributable to the amount of subcontract pass through revenue associated with the Company's new ISR systems integration contract with the U.S. Army.

Selling, general and administrative expenses for the quarter ended June 30, 2012 were $9.3 million, a decrease from the $9.6 million recorded for the same period in 2011.  Total expense for 2011 included non-recurring charges of $595,000 related to severance and office closure as the Company restructured its operations.  Excluding the non-recurring charge, total selling general and administrative expense would have increased by $239,000, mostly attributable to costs associated with sales and marketing initiatives executed within the Company's Hospitality businesses.

During the quarter ended June 30, 2011, the Company recorded a non-cash impairment charge of $20.2 million to its goodwill, which was the result of the reduction in PAR's stock price through the second quarter of 2011.  As a result of this reduction, the Company determined an impairment of goodwill had occurred and in accordance with the relevant accounting rules, recorded the aforementioned charge.  In addition to the aforementioned goodwill impairment charge, as part of this analysis, the Company recorded an impairment charge of $580,000 associated with its indefinite lived intangible assets.

Research and development expenses were $3.1 million for the quarter ended June 30, 2012, a decrease from the $3.3 million recorded for the same period in 2011.  This decrease was associated with a reduction in the expense incurred in support of third party developers utilized towards the Company's hospitality software products.

Amortization of identifiable intangible assets was $150,000 for the quarter ended June 30, 2012, compared to $205,000 for the same period in 2011.  This decrease was due to certain intangible assets that were fully amortized in 2011.

Other income, net was an expense of $366,000 for the quarter ended June 30, 2012 compared to expense of $157,000 for the same period in 2011.  Other income primarily includes losses on the Company's investments, rental income, finance charges and foreign currency gains and losses.  The loss for the second quarter included a loss of $572,000 associated with the sale of equity shares received as consideration for the sale of the Company's Logistics Management business in the first quarter of 2012.  This decrease was partially offset by foreign currency gains.

Interest expense primarily represents interest charged on the Company's short-term borrowing requirements from banks and from long-term debt.  Interest expense was $21,000 for the quarter ended June 30, 2012 as compared to $67,000 for the same period in 2011.  This reduction is associated with a lower outstanding borrowing in 2012 as compared to the same period in 2011, combined with a favorable fair value adjustment on the Company's interest rate swap.

For the quarter ended June 30, 2012, the Company's expected effective income tax rate was a benefit of 45.1%, compared to a benefit of 36% for the same period in 2011.  The variance from the federal statutory rate in 2012 was due to state and foreign taxes.  The variance from the federal statutory rate in 2011 was primarily due to state income taxes and various non-deductible expenses.
Results of Operations -
Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011
During the first quarter of fiscal year 2012, the Company sold substantially all of the assets of its Logistics Management business, PAR Logistics Management Systems Corporation (LMS) to ORBCOMM Inc., including but not limited to accounts receivable, inventory, equipment, intellectual property, and customer contracts.  The transaction closed on January 12, 2012.   The results of operations of LMS for fiscal years 2012 and 2011 have been recorded as discontinued operations in accordance with Accounting Standards Codification (ASC) 205-20, Presentation of Financial Statements - Discontinued Operations.  All prior period amounts have been reclassified to conform to the current period presentation.  Refer to Note 2 "Discontinued Operations" in the Notes to the Consolidated Financial Statements for further discussion.

The Company reported revenues of $117.7 million for the six months ended June 30, 2012, an increase of 6.4% from the $110.6 million reported for the same period in 2011.  The Company's net income from continuing operations was $524,000 or $0.03 per diluted share for 2012 versus a net loss from continuing operations of $16.8 million or $1.12 loss per diluted share for the same period in 2011.  During the six months, the Company reported income from discontinued operations of $1.4 million or $0.09 per diluted share versus a loss of $659,000 or $0.04 loss per diluted share for the same period in 2011.  Results of the six months ended June 30, 2012 include a gain on the sale of LMS of $2.6 million, recorded as a component of income from discontinued operations for the period.

The results of 2011 include pre-tax non-recurring charges of $29.4 million.  Of this amount, $20.8 million was a non-cash charge related to the impairment of the Company's goodwill and intangible assets.  The remaining $8.6 million in charges was related to the write-down of certain inventory associated with discontinued products, as well as severance and office closure costs.

Product revenues were $40.3 million for the six months ended June 30, 2012, a decrease of 9.3% from the $44.5 million recorded in 2011.  This decrease was the result of a decline in domestic sales to McDonald's as their significant technology upgrade program was completed in fiscal year 2011.  Partially offsetting this decrease was an increase in sales of the Company's EverServ SureCheck™ product to a significant launch customer during the year, as well increases in product sales to YUM! Brands and Subway, commensurate with new store rollouts and upgrades.  In addition, international product sales grew 10.5% primarily to Yum! Brands in Europe as well as an increase in sales to restaurants in Australia Central America, China and, the Middle East.

Service revenue primarily includes installation, software maintenance, training, twenty-four hour help desk support and various depot and on-site service options.  Service revenues were $31.4 million for the six months ended June 30, 2012, a decrease of 5.1% from the $33.1 million reported for the same period in 2011.  This decrease was associated with a decline in depot service revenue commensurate with new store upgrades, partially offset by an increase in domestic field service revenue resulting from new service contracts with McDonald's.  Lastly, international service revenue increased during the quarter as compared to the same quarter of 2011 as a result of increased international hardware sales.

Contract revenues were $46.0 million for the six months ended June 30, 2012, compared to $33.1 million reported for the same period in 2011.  This increase is mostly attributable to the Company's new Intelligence, Surveillance, and Reconnaissance (ISR) systems integration contract with the U.S. Army.

Product margins for the six months ended June 30, 2012 were 37.9%, a decrease from the 39% recorded for the same period in 2011.  This decrease was the result of an unfavorable mix in product sales resulting from a decrease in the amount of terminals sold relative to lower margin peripheral devices, partially offset by an increase in software revenue driven by the Company's launch of its EverServ SureCheck software.

Service margins were 29.8% for the six months ended June 30, 2012, an increase from the 6.3% for the same period in 2011.  Results for the six months ended June 30, 2011 included a charge of $7.7 million recorded towards the write down of service parts inventory related to discontinued products during 2011.  Exclusive of the aforementioned charges, service margins were relatively flat at 29.7%.

Contract margins were 5.2% for the six months ended June 30, 2012, compared to 5.8% for the same period in 2011.  This decrease was due to a less favorable contract mix as a result of the completion of more favorable margin contracts from 2011.  The most significant components of contract costs in 2012 and 2011 were labor and fringe benefits.  For the six months ended June 30, 2012, labor and fringe benefits were $20.6 million or 47% of contract costs compared to $24.2 million or 78% of contract costs for the same period in 2011.  This decrease is mostly attributable to the amount of subcontract pass through revenue associated with the Company's new ISR systems integration contract with the U.S. Army.

Selling, general and administrative expenses for the six months ended June 30, 2012 were $19.4 million, an increase from the $19.0 million recorded for the same period in 2011.  This increase was due to an increase in commission expense associated with the increase in software sales in the first quarter, as well as an increase in sales and marketing effort associated with the Company's Hospitality products.

During the six months ended June 30, 2011, the Company recorded a non-cash impairment charge of $20.2 million to its goodwill, which was the result of the reduction in PAR's stock price through the second quarter of 2011.  As a result of this reduction, the Company determined an impairment of goodwill had occurred and in accordance with the relevant accounting rules, recorded the aforementioned charge.  In addition to the aforementioned goodwill impairment charge, as part of this analysis, the Company recorded an impairment charge of $580,000 associated with its indefinite lived intangible assets.

Research and development expenses were $6.6 million for the six months ended June 30, 2012, a decrease from the $7.1 million for the same period in 2011.  This decrease was associated with a reduction in the expense incurred in support of third party developers utilized towards the Company's hospitality software products, combined with an increased in software development costs capitalized following the Company's establishment of technological feasibility in accordance with the related accounting guidance.

Amortization of identifiable intangible assets was $303,000 for the six months ended June 30, 2012, compared to $410,000 for the same period in 2011.  This decrease was due to certain intangible assets that were fully amortized in 2011.

Other income, net was $207,000 for the six months ended June 30, 2012 compared to other expense of $129,000 for the same period in 2011.  Other income primarily includes unrealized gains on the Company's investments, rental income, finance charges and foreign currency gains and losses.  The loss for the six months ended June 30, 2012 includes a loss of $210,000 associated with the sale of equity shares received as consideration for the sale of the Company's Logistics Management business in the first quarter of 2012.  This decrease was partially offset by foreign currency gains.

Interest expense primarily represents interest charged on the Company's short-term borrowing requirements from banks and from long-term debt.  Interest expense was $42,000 for the six months ended June 30, 2012, as compared to $115,000 for the same period in 2011.  This reduction is associated with a lower outstanding borrowing in 2012 as compared to the same period in 2011.

For the six months ended June 30, 2012, the Company's expected effective income tax rate was 38%, compared to a benefit of 35.9% for the same period in 2011.  The variance from the federal statutory rate in 2012 was due to state and foreign taxes.  The variance from the federal statutory rate in 2011 was primarily due to state income taxes and various non-deductible expenses.

Liquidity and Capital Resources

The Company's primary sources of liquidity have been cash flow from operations and its bank line of credit.  Cash provided by operating activities of continuing operations was $11.1 million for the six months ended June 30, 2012 compared to $682,000 for the same period in 2011.  In 2012, cash was generated by the Company's net income plus the add back of non-cash charges, offset by reductions to changes in operating assets and liabilities.  The most significant changes to the Company's operating assets and liabilities were the increase in accounts payable due to the timing of vendor payments, specifically those associated with its ISR contract with the U.S. Government, an increase in deferred service revenue due to the timing of billing of customer service contracts.  These were partially offset by an increase in accounts receivable due to the timing of collections of advanced service and maintenance contract billings.  In 2011, cash was generated by the Company's net loss  plus the add back of non-cash charges, offset by reductions to changes in operating assets and liabilities.  The most significant changes to the Company's operating assets and liabilities were associated with an increase in inventory in support of future order demand, an increase in deferred service revenue associated with the timing of contract billings and a decrease in accounts receivable due to the timing of collections of advanced service and maintenance contract billings.

Cash provided by investing activities from continuing operations was $1.4 million for the six months ended June 30, 2012 versus cash used in investing activities of $5.6 million for the same period in 2011.  In 2012, the Company received cash proceeds of $4 million related to the sale of its Logistics Management business and generated $1.7 million from the maturity of its investments.  In addition, $1.1 million of the proceeds  generated from the Company's sale of its investment were placed into escrow commensurate with the terms of the Company's agreement relative to the January 2012 sale of its Logistics Management business.  Capital expenditures were $1.5 million and were primarily for tooling associated with the Company's new hardware products, as well as for purchases of office and computer equipment.  Capitalized software was $1.6 million and was associated with the Company's next generation Hospitality software platforms.  In 2011, capital expenditures were $534,000 and were primarily for office and computer equipment.  Capitalized software was $5.1 million and was associated with the Company's next generation Hospitality software platforms.

Cash used in financing activities from continuing operations was $944,000 for the six months ended June 30, 2012 versus cash provided of $2.3 million in 2011.  In 2012, the Company decreased its long-term debt by $971,000 and benefited $27,000 from the exercise of employee stock options.  In 2011, the Company increased its short-term borrowings by $3 million in support of its operating cash needs, and decreased its long-term debt by $818,000.  The Company also benefited $132,000 from the exercise of employee stock options.

The Company maintains a credit facility which provides it with borrowing availability up to $20 million (with the option to increase to $30 million) in the form of a line of credit.  This agreement allows the Company, at its option, to borrow funds at the LIBOR rate plus the applicable interest rate spread (1.375% at June 30, 2012) or at the bank's prime lending rate (3.25% at June 30, 2012).  This agreement expires in June 2014.  At June 30, 2012, the Company did not have any outstanding balance on this line of credit, nor did it borrow against this line at anytime during the six months.  This agreement contains certain loan covenants including leverage and fixed charge coverage ratios.  In July 2011, this agreement was amended to exclude specific non-recurring charges recorded by the Company in the second quarter of 2011 from all debt covenant calculations in 2011 and through June 30, 2012.  The Company is in compliance with these amended covenants at June 30, 2012.  This credit facility is secured by certain assets of the Company.

The Company borrowed $6 million under an unsecured term loan agreement, in connection with a prior business acquisition.  This loan ($450,000 outstanding as of June 30, 2012) is part of the existing credit facility and provides for interest only payments in the first year and escalating principal payments through August 2012. The loan bears interest at the LIBOR rate plus the applicable interest rate spread (1.375 % at June 30, 2012) or at the bank's prime lending rate (3.25% at June 30, 2012). The terms and conditions of the line of credit agreement described in the preceding paragraph also apply to the term loan.

The Company entered into an interest rate swap agreement associated with the above $6 million loan, with principal and interest payments due through August 2012.  At June 30, 2012, the notional principal amount totaled $450,000.  This instrument was utilized by the Company to minimize significant unplanned fluctuations in earnings and cash flows caused by interest rate volatility.  The Company did not adopt hedge accounting, but rather records the fair market value adjustments through the consolidated statements of operations each period.  The associated fair value adjustment for the three and six months ended June 30, 2012 were $3,000 and $22,000, respectively, and were recorded as decreases to interest expense.  The associated fair value adjustment for the three and six months ended June 30, 2011 were $27,000 and $58,000, respectively, and were recorded as decreases to interest expense.

The Company has a $1.3 million mortgage, collateralized by certain real estate.  This mortgage matures on November 1, 2019.  In May 2012, the Company amended its mortgage to reduce the fixed interest rate to 4.05% through October 1, 2014.  Beginning on October 1, 2014 and through the maturity date of the loan, the fixed rate will be converted to a new rate equal to the then-current five year fixed advanced rated charged by the New York Federal Home Loan bank, plus 225 basis points.  The annual mortgage payment including interest through October 1, 2014 totals $207,000.
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

Recently Issued Accounting Pronouncements Not Yet Adopted

On July 27, 2012, the FASB issued Accounting Standards Update 2012-02, Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment ("ASU 2012-02"). ASU 2012-02 is intended to reduce the cost and complexity of the annual indefinite-lived intangible assets impairment testing by providing entities an option to perform a "qualitative" assessment to determine whether further impairment testing is necessary. As such, there is the possibility that quantitative assessments would not need to be performed if it is more likely than not that no impairment exists. The Company is required to adopt the provisions of ASU 2012-02, which is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The adoption of ASU 2012-02 is not expected to have a significant impact on the Company's financial position or results of operations.

Recently Adopted Accounting Pronouncements

In September 2011, FASB issued ASU No. 2011-08, Intangibles-Goodwill and Other: Testing Goodwill for Impairment, which amends FASB Topic ASC 350, Intangible Assets-Goodwill and Other. Under ASU No. 2011-08, an entity may elect the option to assess qualitative factors to determine whether it is necessary to perform the first step in the two-step impairment testing process. ASU No. 2011-08 was effective on January 1, 2012. The adoption of ASU No. 2011-08 did not have a material impact on the Company's consolidated financial statements.

In May 2011, FASB issued ASU No. 2011-04, Amendment to Achieve Common Fair Value Measurement and Disclosure Requirements, in U.S. GAAP and International Financial Reporting Standards (IFRS), which amends FASB Topic ASC 820, Fair value measurement. ASU No. 2011-04 modifies the existing standard to include disclosure of all transfers between Level 1 and Level 2 asset and liability fair value categories. In addition, ASU No. 2011-04 provides guidance on measuring the fair value of financial instruments managed within a portfolio and the application of premiums and discounts on fair value measurements. ASU No. 2011-04 requires additional disclosure for Level 3 measurements regarding the sensitivity of fair value to changes in unobservable inputs and any interrelationships between those inputs. ASU No. 2011-04 was effective on January 1, 2012.  The adoption of ASU No. 2011-04 did not have a material impact on the Company's consolidated financial statements.

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

Inflation had little effect on revenues and related costs during the six months ended June 30, 2012.  Management anticipates that margins will be maintained at acceptable levels to minimize the effects of inflation, if any.
interest rates
As of June 30, 2012, the Company has $450,000 in variable debt.  The Company believes that an adverse change in interest rates of 100 basis points would not have a material impact on our business, financial condition, results of operations or cash flows.
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
Based on an evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2012, the end of the period covered by this Quarterly Report on Form 10-Q (the "Evaluation Date"), conducted under the supervision of and with the participation of the Company's chief executive officer and chief financial officer, such officers have concluded that the Company's disclosure controls and procedures, which are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and designed to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is accumulated and communicated to management including the chief executive and financial officers, as appropriate, to allow timely decisions regarding required disclosures, are effective as of the Evaluation Date.

(b)	Changes in Internal Control over Financial Reporting.
There was no change in the Company's internal controls over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, such internal controls over financial reporting.

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

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information
On May 21, 2012, PAR Technology Corporation furnished a report on Form 8-K pursuant to Item 5.02(b) (Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers) naming Steven M. Malone as its Vice President, Controller and Chief Accounting Officer of the Company effective May 16, 2012.

On June 13, 2012, PAR Technology Corporation furnished a report on Form 8-K pursuant to Item 5.07 (Submission of Matters to a Vote of Security Holders) of that Form relating to the annual meeting of the shareholders held on June 7, 2012 and the shareholders election of all the Company's nominees for director and ratified the action of the Board of Directors amending the PAR Technology Corporation 2005 Equity Incentive Plan to reserve an additional 1,250,000 shares of the Company's common stock for issuance under the Plan.

On June 27, 2012, PAR Technology Corporation furnished a report on Form 8-K pursuant to Item 4.01 (Changes in Registrants Certifying Accountant) and 9.01 (Financial Statements and Exhibits) dismissing KPMG LLP ("KPMG") and appointing BDO USA, LLP ("BDO") as the Company's independent registered public accounting firm effective as of June 21, and a letter from KPMG furnished thereto as an exhibit.

Item 6.  Exhibits

List of Exhibits

Exhibit No.	Description of Instrument
10.1	Notice of Stock Option Award
10.2	International Notice of Stock Option Award with Performance Based Vesting
10.3	Long-Term Performance-Based Restricted Stock Agreement
31.1	Certification of Chairman of the Board and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Sr. Vice President, Chief Financial Officer and Treasurer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1

Certification of Chairman of the Board and Chief Executive Officer and Sr. Vice President, Chief Financial Officer and Treasurer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAR TECHNOLOGY CORPORATION
(Registrant)

Date: August 14, 2012

/s/STEVEN M. MALONE
Steven M. Malone
Vice President, Controller, and Chief Accounting Officer

Exhibit Index

Exhibit No.	Description of Instrument	Sequential Page Number
10.1	Notice of Stock Option Award	E-1

10.2	International Notice of Stock Option Award with Performance Based Vesting	E-2

10.3	Long-Term Performance-Based Restricted Stock Agreement	E-3
31.1	Certification of Chairman of the Board and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	E-4
31.2	Certification of Sr. Vice President, Chief Financial Officer and Treasurer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	E-5
32.1

Certification of Chairman of the Board and Chief Executive Officer and Sr. Vice President, Chief Financial Officer and Treasurer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
E-6