Form 10-Q/A
period 2012-06-30
PAR TECHNOLOGY CORP
filed 2012-08-16
CIK 708821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-Q/A

Amendment No. 1

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter ) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of "large accelerated filer", "accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non Accelerated Filer ☐	Smaller Reporting Company ☒
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The number of shares outstanding of registrant's common stock, as of August 1, 2012 - 15,342,818 shares.

Explanatory Note
The purpose of this Amendment No.1 to our Quarterly Report on Form 10-Q for the period ended June 30, 2012 ("Form 10-Q"), as filed with the Securities and Exchange Commission ("SEC") on August 14, 2012, is to furnish Exhibits 101 to the Form 10-Q, which provide certain items from our Form 10-Q formatted in eXtensible Business Reporting Language ("XBRL"). Exhibits 101 were not previously disclosed in Item 6, Exhibits, in the Form 10-Q as filed with the SEC on August 14, 2012.
No other changes have been made to the Form 10-Q other than the furnishing of the exhibits described above. This Amendment No. 1 does not reflect subsequent events occurring after the original date of the Form 10-Q or modify or update in any way disclosures made in the Form 10-Q, or exhibits filed as part of the Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibits 101 to this Quarterly Report on Form 10-Q shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and shall not be deemed "filed" with or a part of any registration statement or prospectus into which the Form 10-Q (or this Amendment No. 1 thereto) is incorporated by reference for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or otherwise subject to the liabilities of any of those sections.

Item 6.  Exhibits

List of Exhibits

 (a) Exhibits

Exhibit Number	Description of Document

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.DEF	XBRL Taxonomy Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAR TECHNOLOGY CORPORATION
(Registrant)

Date: August 16, 2012

/s/STEVEN M. MALONE
Steven M. Malone
Vice President, Controller, and Chief Accounting Officer