Form 10-Q
period 2012-09-30
PAR TECHNOLOGY CORP
filed 2012-11-13
CIK 708821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2012.  Commission File Number 1-9720
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter ) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of "large accelerated filer", "accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non Accelerated Filer ☐	Smaller Reporting Company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

The number of shares outstanding of registrant's common stock, as of October 27, 2012 – 15,353,484 shares.

PAR TECHNOLOGY CORPORATION

TABLE OF CONTENTS
FORM 10-Q

PART I
FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements
PAR TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	For the three months		For the nine months
	Ended September 30,		Ended September 30,
	2012	2011	2012	2011
Net revenues:
Product	$22,340	$24,424	$62,652	$68,877
Service	16,720	18,510	48,113	51,594
Contract	21,992	15,756	67,965	48,836
	61,052	58,690	178,730	169,307
Costs of sales:
Product	14,681	15,754	39,699	42,888
Service	11,775	13,184	33,813	44,176
Contract	20,584	14,667	64,151	45,812
	47,040	43,605	137,663	132,876
Gross margin	14,012	15,085	41,067	36,431
Operating expenses:
Selling, general and administrative	9,410	8,745	28,844	27,730
Research and development	3,309	3,363	9,947	10,428
Impairment of goodwill and intangible assets	-	-	-	20,843
Amortization of identifiable intangible assets	138	257	441	667
	12,857	12,365	39,232	59,668
Operating income (loss) from continuing operations	1,155	2,720	1,835	(23,237)
Other income (expense), net	233	23	440	(106)
Interest expense	(22)	(48)	(64)	(163)
Income (loss) from continuing operations before provision for income taxes	1,366	2,695	2,211	(23,506)
(Provision) benefit for income taxes	(62)	(1,099)	(383)	8,317
Income (loss) from continuing operations	1,304	1,596	1,828	(15,189)
Discontinued operations
Income (loss) on discontinued operations (net of tax)	50	(394)	1,470	(1,053)
Net income (loss)	$1,354	$1,202	$3,298	$(16,242)
Basic Earnings per Share:
Income (loss) from continuing operations	.09	.11	.12	(1.01)
Income (loss) from discontinued operations	.00	(.03)	.10	(.07)
Net income (loss)	$.09	$.08	$.22	$(1.08)
Diluted Earnings per Share:
Income (loss) from continuing operations	.09	.11	.12	(1.01)
Income (loss) from discontinued operations	.00	(.03)	.10	(.07)
Net income (loss)	$.09	$.08	$.22	$(1.08)
Weighted average shares outstanding
Basic	15,131	15,031	15,105	14,984
Diluted	15,207	15,118	15,179	14,984

See accompanying notes to consolidated financial statements

See

PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	For the three months		For the nine months
	Ended September 30,		Ended September 30,
	2012	2011	2012	2011
Net income (loss)	$1,354	$1,202	$3,298	$(16,242)
Other comprehensive income (loss) net of tax:
Foreign currency translation adjustments	(3)	(444)	(34)	493
Comprehensive income (loss)	$1,351	$758	$3,264	$(15,749)

See accompanying notes to consolidated financial statements

See

PAR TECHNOLOGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	September 30,	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$18,206	$7,742
Accounts receivable-net	26,323	30,680
Inventories-net	25,469	25,260
Income tax refund	37	-
Deferred income taxes	9,503	10,240
Other current assets	3,958	3,088
Escrow receivable	956	-
Total current assets	84,452	77,010
Property, plant and equipment - net	6,099	5,259
Deferred income taxes	5,402	5,605
Goodwill	6,852	6,852
Intangible assets - net	16,779	15,888
Other assets	2,392	2,147
Assets of discontinued operations	-	3,182
Total Assets	$121,976	$115,943
Liabilities and Shareholders' Equity
Current liabilities:
Current portion of long-term debt	$157	$1,494
Accounts payable	17,164	15,773
Accrued salaries and benefits	6,628	7,002
Accrued expenses	3,792	2,609
Customer deposits	763	1,137
Deferred service revenue	12,880	10,412
Income taxes payable	-	138
Total current liabilities	41,384	38,565
Long-term debt	1,114	1,249
Other long-term liabilities	3,184	2,837
Liabilities of discontinued operations	104	925
Total liabilities	45,786	43,576
Commitments and contingencies
Shareholders' Equity:
Preferred stock, $.02 par value, 1,000,000 shares authorized	-	-
Common stock, $.02 par value, 29,000,000 shares authorized;
17,061,171 and 16,863,868 shares issued;
15,353,484 and 15,156,584 outstanding	341	337
Capital in excess of par value	43,547	42,990
Retained earnings	38,371	35,073
Accumulated other comprehensive loss	(235)	(201)
Treasury stock, at cost, 1,707,687 and 1,707,284 shares	(5,834)	(5,832)
Total shareholders' equity	76,190	72,367
Total Liabilities and Shareholders' Equity	$121,976	$115,943

See accompanying notes to consolidated financial statements

PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the nine months ended
	September 30,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$3,298	$(16,242)
(Income) loss from discontinued operations	(1,470)	1,053
Adjustments to reconcile net income to net cash provided by (used in)
operating activities:
Impairment of goodwill and intangible assets	-	20,843
Depreciation and amortization	2,649	2,050
Provision for bad debts	101	328
Provision for obsolete inventory	2,330	9,875
Equity based compensation	534	434
Deferred income tax	1,170	(8,988)
Changes in operating assets and liabilities:
Accounts receivable	4,256	(355)
Inventories	(2,538)	(1,230)
Income tax refunds/payable	(175)	115
Other current assets	(870)	(16)
Other assets	(245)	50
Accounts payable	1,392	(5,450)
Accrued salaries and benefits	(374)	(1,324)
Accrued expenses	1,184	(148)
Customer deposits	(374)	(1,039)
Deferred service revenue	2,469	4,429
Other long-term liabilities	345	(39)
Net cash provided by operating activities-continuing operations	13,682	4,346
Net cash used in operating activities-discontinued operations	(2,450)	(458)
Net cash provided by operating activities	11,232	3,888
Cash flows from investing activities:
Capital expenditures	(1,746)	(651)
Capitalization of software costs	(2,493)	(7,048)
Sale of investments	1,912	-
Escrow	(956)	-
Proceeds from sale of business	4,000	-
Net cash provided by (used in) investing activities-continuing operations	717	(7,699)
Net cash (used in) investing activities-discontinued operations	-	(69)
Net cash provided by (used in) investing activities	717	(7,768)
Cash flows from financing activities:
Net borrowings under line-of-credit agreements	-	1,500
Payments of long-term debt	(1,472)	(1,226)
Proceeds from the exercise of stock options	25	132
Net cash provided by (used in) financing activities-continuing operations	(1,447)	406
Net cash (used in) financing activities-discontinued operations	-	-
Net cash provided by (used in) financing activities	(1,447)	406
Effect of exchange rate changes on cash and cash equivalents	(38)	44
Net increase (decrease) in cash and cash equivalents	10,464	(3,430)
Cash and cash equivalents at beginning of period	7,742	6,781
Cash and cash equivalents at end of period	18,206	3,351
Less cash and equivalents of discontinued operations at end of period	-	(3)
Cash and equivalents of continuing operations at end of period	$18,206	$3,348
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	64	176
Income taxes, net of (refunds)	175	92
See accompanying notes to consolidated financial statements

PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Summary of Significant Accounting Policies

The accompanying unaudited interim consolidated financial statements have been prepared by PAR Technology Corporation (the "Company" or "PAR") in accordance with U.S. generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements.  Accordingly, these interim financial statements do not include all information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of the Company, such unaudited statements include all adjustments (which comprise only normal recurring accruals) necessary for a fair presentation of the results for such periods.  The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results of operations to be expected for any future period.  The consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2011  included in the Company's December 31, 2011 Annual Report to the Securities and Exchange Commission on Form 10-K.

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

The consideration payable by ORBCOMM at the closing with respect to substantially all the assets of LMS aggregates $6,123,000 comprised of $4,000,000 in cash and $2,123,000 in shares of common stock of ORBCOMM Inc. (the Closing Consideration).  Of the equity consideration, $1,274,000 (based on the fair value as of the date of closing) was held in escrow to settle future claims, with release dates of August 2012 and April 2013.  During the second quarter, the Company liquidated its common stock investment of ORBCOMM Inc. which resulted in it recording a realized loss for the nine months ended September 30, 2012 of $210,000.  Of the total proceeds from the liquidation, $956,000 remains in escrow.  The Company recorded its loss on liquidation of its investment within other income (expense), net, on its Consolidated Statement of Operations.

In addition to the Closing Consideration, contingent consideration of up to $3,950,000 is payable by ORBCOMM to PAR post-closing in cash, ORBCOMM common stock or a combination of cash and ORBCOMM common stock, at ORBCOMM's option.  Up to $3,000,000 of the contingent consideration will be payable based on ORBCOMM achieving certain agreed-upon new subscriber targets for calendar year 2012 and up to $950,000 of the contingent consideration will be payable based on ORBCOMM achieving agreed-upon sales targets for calendar years 2012 through 2014.

If paid in stock, the number of ORBCOMM shares to be issued to PAR will be based upon the average 20-day closing price of ORBCOMM common stock prior to the payment due date for such contingent consideration.

As of September 30, 2012, the Company has not recorded any amount associated with this contingent consideration as it does not believe achievement of the related targets are probable.

Summarized financial information for the Company's discontinued operations is as follows (in thousands):

	September 30,	December 31,
	2012	2011
Assets
Cash	$-	$5
Accounts receivable - net	-	1,398
Inventories	-	1,355
Other assets	-	424
Total assets of discontinued operations	$-	$3,182

Liabilities
Accounts payable and accrued expenses	$104	674
Accrued salaries and benefits	-	236
Other liabilities	-	15
Total liabilities of discontinued operations	$104	$925

Operations	For the three months ended September 30, 2012	For the three months ended September 30, 2011
Total revenues	$-	$1,075

Loss from discontinued operations before income taxes	$(3)	$(695)
Gain on disposition	-	-
(Provision) benefit for income taxes	53	301
Income (loss) from discontinued operations	$50	$(394)

Operations	For the nine months ended September 30, 2012	For the nine months ended September 30, 2011
Total revenues	$136	$4,590

Loss from discontinued operations before income taxes	$(264)	$(1,763)
Gain on disposition	2,588	-
(Provision) benefit for income taxes	(854)	710
Income (loss) from discontinued operations	$1,470	$(1,053)

Note 3 — Accounts Receivable

	(in thousands)
	September 30,	December 31,
	2012	2011
Government segment:
Billed	$8,373	$12,903
Advanced billings	(1,493)	(1,552)
	6,880	11,351
Hospitality segment:
Accounts receivable - net	19,443	19,329
	$26,323	$30,680

At September 30, 2012 and December 31, 2011, the Company had recorded allowances for doubtful accounts of $685,000 and $917,000, respectively, against Hospitality accounts receivable.

Note 4 — Inventories

Inventories are primarily used in the manufacture and service of Hospitality products.  The components of inventory consist of the following:

	(in thousands)
	September 30,	December 31,
	2012	2011
Finished Goods	$11,750	$9,325
Work in process	1,567	1,007
Component parts	2,369	3,778
Service parts	9,783	11,150
	$25,469	$25,260

Note 5 — Identifiable intangible assets

The Company capitalizes certain costs related to the development of computer software sold by its Hospitality segment. Software development costs incurred prior to establishing technological feasibility are charged to operations and included in research and development costs in the period the costs are incurred.  Software development costs incurred after establishing technological feasibility (as defined within ASC 985-20) are capitalized and amortized on a product-by-product basis when the product is available for general release to customers.  Software costs capitalized during the three and nine months ended September 30, 2012 were $871,000 and $2,493,000, respectively.  Capitalized software for the three and nine months ended September 30, 2011 were $1,952,000 and $7,048,000, respectively.

Annual amortization, charged to cost of sales when the product is available for general release to customers, is computed using the greater of (a) the straight-line method over the remaining estimated economic life of the product, generally three to seven years or (b) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product. Amortization of capitalized software costs for the three and nine months ended September 30, 2012 was $402,000 and $1,166,000, respectively.  Amortization for the three and nine months ended September 30, 2011 was $112,000 and $395,000, respectively.

The Company acquired identifiable intangible assets in connection with its acquisitions in prior years.  Amortization of identifiable intangible assets for the three and nine months ended September 30, 2012 was $138,000 and $441,000, respectively.   Amortization for the three and nine months ended September 30, 2011 was $257,000 and $667,000, respectively.

The components of identifiable intangible assets are:

	(in thousands)
	September 30,	December 31,
	2012	2011
Acquired and internally developed software costs	$20,394	$17,902
Customer relationships	4,519	4,519
Trademarks (non-amortizable)	2,100	2,100
Other	690	690
	27,703	25,211
Less accumulated amortization	(10,924)	(9,323)
	$16,779	$15,888

The future amortization of these intangible assets assuming straight-line amortization of capitalized software costs is as follows (in thousands):

2012	$411
2013	2,584
2014	2,560
2015	2,268
2016	2,266
Thereafter	4,590
Total	$14,679

Note 6 — Stock Based Compensation

The Company applies the fair value recognition provisions of ASC Topic 718 Stock-Based Compensation.  Total stock-based compensation expense included within operating expenses for the three and nine months ended September 30, 2012 was $135,000 and $534,000, respectively.  Total stock-based compensation expense included within operating expenses for the three and nine months ended September 30, 2011 was $203,000 and $434,000, respectively.  These amounts were recorded net of benefits of $61,000, as the result of forfeitures of unvested stock options prior to the completion of the requisite service period.  At September 30, 2012, the unrecognized compensation expense related to non-vested equity awards was $551,000 (net of estimated forfeitures), which is expected to be recognized as compensation expense in fiscal years 2012 through 2016.

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

For the three and nine months ended September 30, 2012, there were 306,000 and 659,000, respectively, anti-dilutive stock options outstanding.  For the three and nine months ended September 30, 2011, there were 728,000 and 602,000, respectively anti-dilutive stock options outstanding.

The following is a reconciliation of the weighted average shares outstanding for the basic and diluted EPS computations (in thousands, except per share data):

	For the three months
	ended September 30,
	2012	2011
Income from continuing operations	$1,304	$1,596

Basic:
Shares outstanding at beginning of period	15,119	15,009
Weighted average shares issued during the period, net	12	22
Weighted average common shares, basic	15,131	15,031
Earnings from continuing operations per common share, basic	$0.09	$0.11
Diluted:
Weighted average common shares, basic	15,131	15,031
Dilutive impact of stock options and restricted stock awards	76	87
Weighted average common shares, diluted	15,207	15,118
Earnings from continuing operations per common share, diluted	$0.09	$0.11

	For the nine months
	ended September 30,
	2012	2011
Income (loss) from continuing operations	$1,828	$(15,189)

Basic:
Shares outstanding at beginning of period	15,051	14,909
Weighted average shares issued during the period, net	54	75
Weighted average common shares, basic	15,105	14,984
Earnings from continuing operations per common share, basic	$0.12	$(1.01)
Diluted:
Weighted average common shares, basic	15,105	14,984
Dilutive impact of stock options and restricted stock awards	74	-
Weighted average common shares, diluted	15,179	14,984
Earnings from continuing operations per common share, diluted	$0.12	$(1.01)

Note 8 — Segment and Related Information

The Company's reportable segments are strategic business units that have separate management teams and infrastructures that offer different products and services.

The Company has two reportable segments, Hospitality and Government.  The Hospitality segment offers integrated solutions to the hospitality industry.  These offerings include industry leading hardware and software applications utilized at the point-of-sale, back of store and corporate office.  In addition, the Company also provides technology in support of food safety and task management.  This segment offers customer support including field service, installation, twenty-four hour telephone support and depot repair.  The Government segment develops and delivers geospatial and full motion video solutions to federal/state governments and industry; and provides communications and information technology support services to the United States Department of Defense.  Intersegment sales and transfers are not significant.

Information noted as "Other" primarily relates to the Company's corporate, home office operations.

Information as to the Company's segments is set forth below.  Amounts below exclude discontinued operations.

	(in thousands)		(in thousands)
	For the three months		For the nine months
	ended September 30,		ended September 30,
	2012	2011	2012	2011
Revenues:
Hospitality	$39,060	$42,934	$110,765	$120,471
Government	21,992	15,756	67,965	48,836
Total	$61,052	$58,690	$178,730	$169,307

Operating income (loss) from continuing operations:
Hospitality	$96	$1,940	$(1,096)	$(25,563)
Government	1,193	937	3,465	2,760
Other	(134)	(157)	(534)	(434)
	1,155	2,720	1,835	(23,237)
Other income (expense), net	233	23	440	(106)
Interest expense	(22)	(48)	(64)	(163)
Income (loss) from continuing operations before provision for income taxes	$1,366	$2,695	$2,211	$(23,506)

Depreciation and amortization:
Hospitality	$790	$558	$2,315	$1,715
Government	18	18	56	58
Other	97	86	278	277
Total	$905	$662	$2,649	$2,050

Capital expenditures:
Hospitality	$1,023	$2,063	$4,039	$7,610
Government	-	-	-	20
Other	55	43	200	69
Total	$1,078	$2,106	$4,239	$7,699

Revenues by geographic area:
United States	$53,097	$51,062	$155,667	$148,087
Other Countries	7,955	7,628	23,063	21,220
Total	$61,052	$58,690	$178,730	$169,307

The following table represents identifiable assets by business segment:

	(in thousands)
	September 30,	December 31,
	2012	2011
Identifiable assets:
Hospitality	$95,144	$89,135
Government	8,255	12,617
Other	18,577	11,009
Total	$121,976	$112,761

The following table represents identifiable assets by geographic area based on the location of the assets:

	(in thousands)
	September 30,	December 31,
	2012	2011
United States	$106,296	$100,310
Other Countries	15,680	12,451
Total	$121,976	$112,761

The following table represents Goodwill by business segment:

	(in thousands)
	September 30,	December 31,
	2012	2011
Hospitality	$6,116	$6,116
Government	736	736
Total	$6,852	$6,852

Customers comprising 10% or more of the Company's total revenues are summarized as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Hospitality segment:
McDonald's Corporation	20%	31%	18%	30%
Yum! Brands, Inc.	16%	15%	15%	13%
Government segment:
U.S. Department of Defense	36%	27%	38%	29%
All Others	28%	27%	29%	28%
	100%	100%	100%	100%

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
Overview
PAR's technology solutions for the Hospitality segment feature software, hardware and support services tailored for the needs of restaurants, luxury hotels, resorts and spas, casinos, cruise lines, movie theatres, theme parks and retailers.  The Company's Government segment provides technical expertise in the contract development of advanced systems and software solutions for the U.S. Department of Defense and other federal agencies, as well as information technology and communications support services to the U.S. Department of Defense.

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

        The Company is focused on expanding four distinct parts of its Hospitality businesses.  First, it is investing in the market introduction and deployment of ATRIO, its next generation, cloud-based property management software for the Hotel/Resort/Spa market.  Second, we are investing in the enhancement of existing software and the development of the Company's SureCheck™ product for food safety and task management applications.  Third, the Company continues to work on building more robust and extensive third-party distribution channels.  Fourth, as the Company's customers continue to expand in international markets, PAR has created an international infrastructure focused on that expansion.

The QSR market, our primary market, continues to perform well for the majority of large, international companies, despite worldwide macroeconomic uncertainty.  However, the Company has seen an impact of current economic conditions on smaller, regional QSR organizations, whose business is slowing because of higher unemployment and lack of consumer confidence in certain regions.  The Company is continuing to reassess the alignment of its product and service offerings to support improved operational efficiency and profitability going forward.  These conditions could have a material adverse impact on the Company's significant estimates, specifically the fair value of its assets related to its legacy products.

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

Results of Operations —
Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

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

The Company reported revenues of $61.1 million for the quarter ended September 30, 2012, an increase of 4% from the $58.7 million reported for the quarter ended September 30, 2011.  The Company's net income from continuing operations was $1.3 million or $0.09 per diluted share for the third quarter of 2012 versus $1.6 million or $0.11 per diluted share for the same period in 2011.  During the quarter, the Company reported a net income from discontinued operations of $50,000 versus a net loss from discontinued operations of $394,000 or $0.03 loss per diluted share for the same period in 2011.

Product revenues were $22.3 million for the quarter ended September 30, 2012, a decrease of 8.5% from the $24.4 million recorded in 2011.  This decrease was the result of a decline in domestic sales to McDonald's as their significant technology upgrade program was completed in fiscal year 2011.  Partially offsetting this decrease was an increase in sales to YUM! Brands and Subway, commensurate with new store rollouts, as well as hardware in support of the Company's SureCheck solution.  Further offsetting this decline was an increase in international product revenue, which increased 8% versus the third quarter of 2011 as a result of increases in Central America, China and the Middle East.

Service revenue primarily includes installation, software maintenance, training, twenty-four hour help desk support and various depot and on-site service options.  Service revenues were $16.7 million for the quarter ended September 30, 2012, a decrease of 9.7% from the $18.5 million reported for the same period in 2011.  This decrease was associated with a decline in installation revenue commensurate with the related decline of product revenue in the Company's Hospitality businesses as well as a decline in call center revenue resulting from a modification to existing service contracts.  These decreases were partially offset by an increase in software maintenance and professional services revenue associated with the deployment of the Company's SureCheck product.

Contract revenues were $22.0 million for the quarter ended September 30, 2012, compared to $15.8 million reported for the same period in 2011.  This increase is mostly attributable to the Company's new Intelligence, Surveillance, and Reconnaissance (ISR) systems integration contract with the U.S. Army.

Product margins for the quarter ended September 30, 2012 were 34.3%, a decrease from 35.5% for the same period in 2011.  This decrease was driven by an unfavorable product mix resulting from a decrease in the amount of terminals sold relative to lower margin peripheral devices.

Service margins were 29.6% for the quarter ended September 30, 2012, an increase from the 28.8% recorded for the same period in 2011 as a result of favorable margin earned on the Company's depot repair business.

Contract margins were 6.4% for the quarter ended September 30, 2012, compared to 6.9% for the same period in 2011.  This decrease was due to a less favorable contract mix as a result of the beginning of certain fixed price contracts.  The most significant components of contract costs in 2012 and 2011 were labor and fringe benefits.  For the third quarter of 2012, labor and fringe benefits were $9.6million or 46.4% of contract costs compared to $11.2 million or 76% of contract costs for the same period in 2011.  This decrease is mostly attributable to the amount of subcontract pass through revenue associated with the Company's new ISR systems integration contract with the U.S. Army.

Selling, general and administrative expenses for the quarter ended September 30, 2012 were $9.4 million, an increase from the $8.7 million recorded for the same period in 2011 attributable to an increase in costs associated primarily with international sales and marketing initiatives executed within the Company's Hospitality businesses.

Research and development expenses were $3.3 million for the quarter ended September 30, 2012, relatively flat with the $3.4 million recorded for the same period in 2011.  This slight decrease was associated with a reduction in the expense incurred in support of developers utilized towards the Company's hospitality software products combined with an increased in software development costs capitalized following the Company's establishment of technological feasibility in accordance with the related accounting guidance.

Amortization of identifiable intangible assets was $138,000 for the quarter ended September 30, 2012, compared to $257,000 for the same period in 2011.  This decrease was due to certain intangible assets that were fully amortized in 2011.

Other income, net was $233,000 for the quarter ended September 30, 2012 compared to income of $23,000 for the same period in 2011.  Other income primarily includes losses on the Company's investments, rental income, finance charges and foreign currency gains and losses.  This increase was partially associated with foreign currency gains recognized during the quarter.

Interest expense primarily represents interest charged on the Company's short-term borrowing requirements from banks and from long-term debt.  Interest expense was $22,000 for the quarter ended September 30, 2012 as compared to $48,000 for the same period in 2011.  This reduction is associated with a lower outstanding borrowing in 2012 as compared to the same period in 2011, combined with a favorable fair value adjustment on the Company's interest rate swap.

For the quarter ended September 30, 2012, the Company's expected effective income tax rate was 4.5%, compared to a benefit of 40.8% for the same period in 2011.  The variance from the federal statutory rate in 2012 was due to an adjustment of the Company's tax accrual during the period, commensurate with the filing of its 2011 income tax return.  The variance from the federal statutory rate in 2011 was primarily due to state income taxes and various non-deductible expenses.

Results of Operations —
Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

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

The Company reported revenues of $178.7 million for the nine months ended September 30, 2012, an increase of 5.6% from the $169.3 million reported for the same period in 2011.  The Company's net income from continuing operations was $1.8 million or $0.12 per diluted share for 2012 versus a net loss from continuing operations of $15.2 million or $1.01 loss per diluted share for the same period in 2011.  During the nine months, the Company reported income from discontinued operations of $1.5 million or $0.10 per diluted share versus a loss of $1.1 million or $0.07 loss per diluted share for the same period in 2011.  Results of the nine months ended September 30, 2012 include a gain on the sale of LMS of $2.6 million, recorded as a component of income from discontinued operations for the period.

The results of 2011 include pre-tax non-recurring charges of $29.4 million.  Of this amount, $20.8 million was a non-cash charge related to the impairment of the Company's goodwill and intangible assets.  The remaining $8.6 million in charges was related to the write-down of certain inventory associated with discontinued products, as well as severance and office closure costs.

Product revenues were $62.7 million for the nine months ended September 30, 2012, a decrease of 9% from the $68.9 million recorded in 2011.  This decrease was the result of a decline in domestic sales to McDonald's as their significant technology upgrade program was completed in fiscal year 2011.  Partially offsetting this decrease was an increase in sales of the Company's SureCheck™ product to a significant launch customer during the year, as well increases in product sales to YUM! Brands and Subway, commensurate with new store rollouts and upgrades.  In addition, international product sales grew 9.6% primarily to Yum! Brands in Europe as well as an increase in sales to restaurants in Australia Central America, China and, the Middle East.

Service revenue primarily includes installation, software maintenance, training, twenty-four hour help desk support and various depot and on-site service options.  Service revenues were $48.1 million for the nine months ended September 30, 2012, a decrease of 6.7% from the $51.6 million reported for the same period in 2011.  This decrease was associated with a decline in installation revenue commensurate with the related decline of product revenue in the Company's Hospitality businesses as well as a decline in call center revenue resulting from a modification to existing service contracts.  These decreases were partially offset by an increase in software maintenance and professional services revenue associated with the deployment of the Company's SureCheck product.

Contract revenues were $68.0 million for the nine months ended September 30, 2012, compared to $48.8 million reported for the same period in 2011.  This increase is mostly attributable to the Company's new Intelligence, Surveillance, and Reconnaissance (ISR) systems integration contract with the U.S. Army.

Product margins for the nine months ended September 30, 2012 were 36.6%, a decrease from the 37.7% recorded for the same period in 2011.  This decrease was the result of an unfavorable mix in product sales resulting from a decrease in the amount of terminals sold relative to lower margin peripheral devices, partially offset by an increase in software revenue driven by the Company's launch of its EverServ software.

Service margins were 29.7% for the nine months ended September 30, 2012, an increase from the 14.4% for the same period in 2011.  Results for the nine months ended September 30, 2011 included a charge of $7.7 million recorded towards the write down of service parts inventory related to discontinued products during 2011.  Exclusive of the aforementioned charges, service margins were relatively flat at 29.4%.

Contract margins were 5.6% for the nine months ended September 30, 2012, compared to 6.2% for the same period in 2011.  This decrease was due to a less favorable contract mix as a result of the beginning of certain fixed price contracts.  The most significant components of contract costs in 2012 and 2011 were labor and fringe benefits.  For the nine months ended September 30, 2012, labor and fringe benefits were $30.1 million or 47% of contract costs compared to $36.7 million or 79% of contract costs for the same period in 2011.  This decrease is mostly attributable to the amount of subcontract pass through revenue associated with the Company's new ISR systems integration contract with the U.S. Army.

Selling, general and administrative expenses for the nine months ended September 30, 2012 were $28.8 million, an increase from the $27.7 million recorded for the same period in 2011.  This increase was due to an increase in commission expense associated with the increase in software sales in the first quarter, as well as an increase in sales and marketing effort associated with the Company's Hospitality products.

During the nine months ended September 30, 2011, the Company recorded a non-cash impairment charge of $20.2 million to its goodwill, which was the result of the reduction in PAR's stock price through the second quarter of 2011.  As a result of this reduction, the Company determined an impairment of goodwill had occurred and in accordance with the relevant accounting rules, recorded the aforementioned charge.  In addition to the aforementioned goodwill impairment charge, as part of this analysis, the Company recorded an impairment charge of $580,000 associated with its indefinite lived intangible assets.

Research and development expenses were $9.9 million for the nine months ended September 30, 2012, a decrease from the $10.4 million for the same period in 2011.  This decrease was associated with a reduction in the expense incurred in support of developers utilized towards the Company's hospitality software products, combined with an increased in software development costs capitalized following the Company's establishment of technological feasibility in accordance with the related accounting guidance.

Amortization of identifiable intangible assets was $441,000 for the nine months ended September 30, 2012, compared to $667,000 for the same period in 2011.  This decrease was due to certain intangible assets that were fully amortized in 2011.

Other income, net was $440,000 for the nine months ended September 30, 2012 compared to other expense of $106,000 for the same period in 2011.  Other income primarily includes unrealized gains on the Company's investments, rental income, finance charges and foreign currency gains and losses.  The increase in 2012 was due to foreign currency gains and finance charges associated with the Company's Hospitality businesses.

Interest expense primarily represents interest charged on the Company's short-term borrowing requirements from banks and from long-term debt.  Interest expense was $64,000 for the nine months ended September 30, 2012, as compared to $163,000 for the same period in 2011.  This reduction is associated with a lower outstanding borrowing in 2012 as compared to the same period in 2011.

For the nine months ended September 30, 2012, the Company's expected effective income tax rate was 17.3%, compared to a benefit of 35.4% for the same period in 2011.  The variance from the federal statutory rate in 2012 was due to an adjustment of the Company's tax accrual during the period, commensurate with the filing of its 2011 income tax return.  The variance from the federal statutory rate in 2011 was primarily due to state income taxes and various non-deductible expenses.

Liquidity and Capital Resources

The Company's primary sources of liquidity have been cash flow from operations and its bank line of credit.  Cash provided by operating activities of continuing operations was $13.7 million for the nine months ended September 30, 2012 compared to $4.3 million for the same period in 2011.  In 2012, cash was generated by the Company's net income plus the add back of non-cash charges, offset by reductions to changes in operating assets and liabilities.  The most significant changes to the Company's operating assets and liabilities were the decrease in accounts receivable primarily due to the timing of collections associated with the Company's ISR contract with the U.S. Government,  as well as an increase in deferred service revenue due to the timing of billing of customer service contracts.  These were partially offset by an increase in inventory due planned shipments that were delayed until the fourth quarter.   In 2011, cash was generated by the Company's net loss plus the add back of non-cash charges, offset by reductions to changes in operating assets and liabilities.  The most significant changes to the Company's operating assets and liabilities were associated with a decrease in accounts payable based on the timing of vendor payments, partially offset by an increase in deferred service revenue associated with the timing of contract billings.

Cash provided by investing activities from continuing operations was $717,000 for the nine months ended September 30, 2012 versus cash used in investing activities of $7.8 million for the same period in 2011.  In 2012, the Company received cash proceeds of $4 million related to the sale of its Logistics Management business, and generated $1.9 million from the maturity of its investments.  In addition, $956,000 of the proceeds generated from the Company's sale of its investment remains in escrow commensurate with the terms of the Company's agreement relative to the January 2012 sale of its Logistics Management business.  Capital expenditures were $1.7 million and were primarily for tooling associated with the Company's new hardware products, as well as for purchases of office and computer equipment.  Capitalized software was $2.5 million and was associated with the Company's next generation Hospitality software platforms.  In 2011, capital expenditures were $651,000 and were primarily for office and computer equipment.  Capitalized software was $7.0 million and was associated with the Company's next generation Hospitality software platforms.

Cash used in financing activities from continuing operations was $1.4 million  for the nine months ended September 30, 2012 versus cash provided of $406,000 in 2011.  In 2012, the Company decreased its long-term debt by $1.5 million and benefited $25,000 from the exercise of employee stock options.  In 2011, the Company increased its short-term borrowings by $1.5 million in support of its operating cash needs, and decreased its long-term debt by $1.2 million.  The Company also benefited $132,000 from the exercise of employee stock options.

The Company maintains a credit facility which provides it with borrowing availability up to $20 million (with the option to increase to $30 million) in the form of a line of credit.  This agreement allows the Company, at its option, to borrow funds at the LIBOR rate plus the applicable interest rate spread (1.38% at September 30, 2012) or at the bank's prime lending rate (3.25 % at September 30, 2012).  This agreement expires in June 2014.  At September 30, 2012, the Company did not have any outstanding balance on this line of credit, nor did it borrow against this line at anytime during the nine months.  This agreement contains certain loan covenants including leverage and fixed charge coverage ratios.  In July 2011, this agreement was amended to exclude specific non-recurring charges recorded by the Company in the second quarter of 2011 from all debt covenant calculations in 2011 and through September 30, 2012.  The Company is in compliance with these amended covenants at September 30, 2012.  This credit facility is secured by certain assets of the Company.

The Company has a $1.3 million mortgage, collateralized by certain real estate.  This mortgage matures on November 1, 2019.  In May 2012, the Company amended its mortgage to reduce the fixed interest rate to 4.05% through October 1, 2014.  Beginning on October 1, 2014 and through the maturity date of the loan, the fixed rate will be converted to a new rate equal to the then-current five year fixed advanced rate charged by the New York Federal Home Loan bank, plus 225 basis points.  The annual mortgage payment including interest through October 1, 2014 totals $207,000.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

On July 27, 2012, the FASB issued Accounting Standards Update 2012-02, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment ("ASU 2012-02"). ASU 2012-02 is intended to reduce the cost and complexity of the annual indefinite-lived intangible assets impairment testing by providing entities an option to perform a "qualitative" assessment to determine whether further impairment testing is necessary. As such, there is the possibility that quantitative assessments would not need to be performed if it is more likely than not that no impairment exists. The Company is required to adopt the provisions of ASU 2012-02, which is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The adoption of ASU 2012-02 is not expected to have a significant impact on the Company's financial position or results of operations.

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
Inflation had little effect on revenues and related costs during the nine months ended September 30, 2012.  Management anticipates that margins will be maintained at acceptable levels to minimize the effects of inflation, if any.
interest rates
As of September 30, 2012, the Company does not have any variable debt.  As such, the Company believes that an adverse change in interest rates of 100 basis points would not have a material impact on our business, financial condition, results of operations or cash flows.
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
Based on an evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2012, the end of the period covered by this Quarterly Report on Form 10-Q (the "Evaluation Date"), conducted under the supervision of and with the participation of the Company's chief executive officer and chief financial officer, such officers have concluded that the Company's disclosure controls and procedures, which are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and designed to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is accumulated and communicated to management including the chief executive and financial officers, as appropriate, to allow timely decisions regarding required disclosures, are effective as of the Evaluation Date.
(b)	Changes in Internal Control over Financial Reporting.
There was no change in the Company's internal controls over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, such internal controls over financial reporting.

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

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information
On August 1, 2012, PAR Technology Corporation furnished a report on Form 8-K pursuant to Item 2.02 (Results of Operations and Financial Condition) of that Form relating to its financial information for the quarter ended June 30, 2012, as presented in the press release of August 1, 2011 and furnished thereto as an exhibit.

Item 6.  Exhibits

List of Exhibits

Exhibit No.	Description of Instrument
10.1	Notice of Stock Option Award
10.2	Notice of Stock Option Award - Long Term Incentive Program
31.1	Certification of Chairman of the Board and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Vice President, Chief Financial Officer and Treasurer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

PAR TECHNOLOGY CORPORATION
(Registrant)

Date: November 13, 2012

/s/STEVEN M. MALONE
Steven M. Malone
Vice President, Controller, and Chief Accounting Officer

Exhibit Index

Exhibit No.	Description of Instrument	Sequential Page Number
10.1	Notice of Stock Option Award	E-1

10.2	Notice of Stock Option Award - Long Term Incentive Program	E-2

31.1	Certification of Chairman of the Board and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	E-3
31.2	Certification of Vice President, Chief Financial Officer and Treasurer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	E-4
32.1

Certification of Chairman of the Board and Chief Executive Officer and Sr. Vice President, Chief Financial Officer and Treasurer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

E-5