Form 10-K
period 2012-12-31
PAR TECHNOLOGY CORP
filed 2013-03-14
CIK 708821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-K
[X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2012.
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K.  ☐
 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of "large accelerated filer", "accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act.  (Check one):
Large Accelerated Filer ☐	Accelerated Filer ☐	Non Accelerated Filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒
As of June 30, 2012, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the shares of voting and non-voting common stock held by non-affiliates of the registrant was approximately $47,989,714 based upon the closing price of the Company's common stock.
The number of shares outstanding of registrant's common stock, as of February 28, 2013 ─ 15,330,718 shares.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's proxy statement in connection with its 2013 annual meeting of stockholders are incorporated by reference into Part III.

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

PAR's Hospitality business, representing approximately 64% of consolidated revenue for 2012, provides technology solutions, including hardware, software and a range of support services, to businesses and organizations in the global hospitality industries.  The Company continues to be a leading provider of hospitality management technology systems to restaurants (the Quick Service, Fast Casual and Table Service categories make up our Restaurant business, which is conducted through the Company's ParTech, Inc., subsidiary) with over 50,000 systems installed in over 110 countries.  The Company's PAR Springer-Miller Systems, Inc. (PSMS) subsidiary provides guest-centric property management solutions to hotels, resorts, spas, casinos, and other hospitality properties worldwide.

PAR's Government business, representing approximately 36% of consolidated revenue for 2012, provides a range of technical services for the U.S. Department of Defense and other federal, state, and local governmental organizations.  PAR Government Systems Corporation specializes in the development of advanced signal and image processing and management systems with a focus on geospatial intelligence, geographic information systems, and command and control applications.  Additionally, the Company's Rome Research Corporation subsidiary provides information technology, communications, and related services to the U.S. Department of Defense, providing comprehensive operational support worldwide.

Information concerning the Company's industry segments for the two years ended December 31, 2012 is set forth in Note 11 "Segments and Related Information" in the Notes to the Consolidated Financial Statements.

PAR's corporate headquarters are located at PAR Technology Park, 8383 Seneca Turnpike, New Hartford, NY 13413-4991, and our telephone number is (315) 738-0600.  We maintain significant facilities for our Hospitality segment in our New Hartford headquarters, as well as Boca Raton, FL, Boulder, CO, Las Vegas, NV, Shanghai, People's Republic of China, Stowe, VT, and Toronto, Canada. We maintain Hospitality sales offices worldwide.  The Company's Government business has a presence in our New Hartford headquarters, and maintains significant facilities in Rome, NY.  Our Government business has employees worldwide in fulfillment of our contract-based support services.

  The Company's common stock is traded on the New York Stock Exchange under the symbol "PAR".  Through PAR's website (our website address is http://www.partech.com), our Annual Report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K and amendments thereto are available to interested parties, free of charge.  Information contained on our website is not part of this Annual Report on Form 10-K.

Unless the context otherwise requires, the term  "PAR" or "Company" as used herein, means PAR Technology Corporation and its wholly-owned subsidiaries.

Hospitality Segment

PAR provides information technology solutions to two markets within its Hospitality Segment: Restaurants and Hotels.  The Hotel market also includes Resorts and Spas.  PAR's solutions for the Restaurant market combine software applications, hardware platforms and installation and lifecycle support services.  PAR's hardware offerings for the Restaurant market include order-entry terminals, self-service kiosks, kitchen systems utilizing printers and/or video monitors, and a range of food safety monitoring and task management tools.  PAR's software offerings for the Restaurant market include front-of-store (known as Point-of-Sale or POS) software applications, operations management software applications (known as Back Office or BOH), and enterprise software applications for content management and business intelligence.

As a leading vendor to the Restaurant market, PAR has developed committed long-term relationships with the industry's three largest organizations, McDonald's Corporation, Yum! Brands, Inc., and the SUBWAY® franchisees of Doctor's Associates Inc.  McDonald's® has over 34,000 restaurants in more than 119 countries, and PAR has been an approved provider of restaurant technology systems and support services to their organization since 1979.  Yum! Brands®, which includes Taco Bell®, KFC®, and Pizza Hut™, has been a PAR customer since 1983.  Yum! Brands have nearly 38,000 units in more than 120 countries, and PAR continues to be a major supplier of management technology systems to chains within the Yum! Brands portfolio.  The Company continues to expand our installed base of hardware technology with SUBWAY, which has more than 38,000 restaurants in over 100 countries.  Other significant hospitality chains for which PAR is the POS vendor of choice include the Baskin-Robbins® unit of Dunkin' Brands Group, Inc., Boston Market Corporation, the Hardee's®  and Carl's Jr. ® units of CKE Restaurants, Inc., the Carnival Cruise Lines® unit of Carnival Corporation & plc, Catalina Restaurant Group Inc., Legal Sea Foods, LLC,  and franchisees of these organizations.

In the Hotel/Resort/Spa market, PAR, through the Company's PSMS subsidiary, is a leading global provider of software solutions for a variety of property types including city-center hotels, destination spa and golf resorts, cruise ships, and casino hotels.  High profile customers utilizing PAR solutions include The Old Course Hotel at St. Andrews, a unit of Kohler Company, Pebble Beach Resorts® of the Pebble Beach Company, and Gleneagles Hotel© unit of Diageo plc.  Large hotel chains utilizing one or more of PAR's software solution offerings include Accor SA, Four Seasons Hotels Limited, the Fairmont® and Swissotel® units of FRHI Holdings Limited, Hilton Worldwide, Inc., Kempinski AG, Mandarin Oriental Hotel Group, Marriott International, Inc. and its Ritz-Carlton subsidiary, The Maybourne Group,  and Starwood Hotels & Resorts Worldwide, Inc.

Products

The Company offers its hardware, software and services as an integrated solution or unbundled, on an individual basis.  PAR's hardware offerings, particularly our POS terminals, are well regarded by customers for their broad functionality, reliability, and high quality.  The Company frequently sells our hardware in combination with our services, thereby delivering maximum system performance on a cost-effective turnkey basis.  PAR emphasizes to customers the operational and economic value of a bundled, integrated solution, combining hardware, software and services, offering customers a comprehensive solution capable of not only enabling efficient restaurant operation, but also providing operational and marketing insights.

Hardware
PAR's EverServ® family of hardware platforms are designed for harsh hospitality environments, to be durable, scalable and easily integrated - offering customers' competitive performance at a cost-conscious price.  Our hardware platforms, compatible with popular operating systems, support a distributed processing environment and are suitable for a broad range of use and functions within the markets we serve.  PAR's open architecture POS terminals are optimized to host our EverServ POS software applications, as well as most third-party POS applications, and are compatible with many peripheral devices, including various customer "interaction" peripherals.  We partner with numerous vendors of complementary in-store peripherals, from cash drawers, card readers and printers to kitchen video systems, allowing us to provide a complete solution coordinated and delivered by one vendor.

PAR currently offers a range of POS hardware system designs and capabilities, from counter systems to kiosks designed with the intent to meet the needs of our customers, regardless of the restaurant concept, the size of the organization or the complexity of its requirements.  During 2012, PAR's hardware terminal offerings were comprised of three POS system lines: PAR EverServ 7000, PAR EverServ 6000 and PAR EverServ 2000.
Introduced in 2012, the EverServ 7000 series is PAR's flagship POS platform that was designed to offer PAR's ultimate combination of performance, style, ease of service, remote management, flexibility and modularity.
The EverServ 6000 platform has been PAR's high performance, rugged and reliable POS terminal for the past several years which has been deployed globally across some of the world's largest restaurant chain.
The more compact EverServ 2000 platform was designed for value conscious customers and for environments where space is a premium.
Software: Restaurant Market
Our 2012 restaurant market software offerings were designed to meet the requirements of large and small operators, franchise and enterprise alike in the three dominant restaurant categories: Quick Serve Restaurants (QSR), Fast Casual Restaurants (FC), and Table Service Restaurants (TSR).  Each of these restaurant categories has distinct operating characteristics and service delivery requirements and PAR's family of EverServ™ software offerings, were designed with the intent of, enabling customers to configure their technology systems to meet their order entry, food preparation, inventory, and workforce management needs, while capturing all pertinent POS and BOH transaction data at each location and delivering valuable insight throughout the enterprise.

In addition to  POS software, PAR offers a number of complementary restaurant applications for the enterprise customer.  EverServ Operations Reporting is a Web-based enterprise reporting solution that consolidates data from all restaurant locations, and is offered either as an on-premises installation or as a Software-as-a-Service (SaaS).  Designed for corporate, field, and site managers, this decision-making solution provides visibility into every restaurant location via a dashboard displaying customer-defined financials, sales analysis, marketing, inventory, and workforce variables.  EverServ Operations reporting was also designed to be capable of integration into customers' business applications such as financials, payroll, and supply-chain systems.  PAR also offers tools for forecasting, labor scheduling, and inventory management.

Software: Hotel/Resort/Spa Market

For the Hotel/Resort/Spa market, the Company's guest-centric property management software provides a series of fully integrated modules that manage all aspects of the guest experience, as well as consolidating guest information and history across the operation into a single database.  PAR develops, sells and supports the SMS|Host® Hospitality Management System, a leading solution in the market for the luxury and resort segment of the global hospitality industry.  PAR's SMS|Host platform remains a market leader because of its robust guest-centric functionality, allowing hotel staff to coordinate, cross-sell, and deliver personalized guest services across all various services of large, complex resort operations.  The flexibility of the SMS|Host platform, with numerous seamlessly integrated, guest-centric modules, provides the tools our hotel customers need to personalize service, anticipate guest needs, and consistently exceed guest expectations.

With PAR's continued competitive focus and position as a leader in the high-end property segment and trends in the Hotel/Resort/Spa market, in 2011 we developed a highly flexible, highly scalable next generation software solution that increased PAR's addressable market to drive future revenue growth.  PSMS introduced the ATRIO® platform of solutions, which was designed as a significant redefinition of the functionality and delivery of hospitality management software.  While PSMS will continue to sell and support SMS|Host, the Company expects ATRIO, with its innovative capabilities and broader market application, to become a source of revenue growth for PSMS in 2013 and beyond.

PSMS also provides SpaSoft®, the industry's leading Spa Management System.  Twenty-two of the top thirty five star spas in the world use SpaSoft to support their operations.  We designed SpaSoft to satisfy the unique needs of resort spas, day spas, and medi-spas.  SpaSoft's unique booking engine, advanced resource inventory, yield management module, scheduling, management and reporting tools assist in the total management of sophisticated hotel/resort spas and day spas.  Because we designed SpaSoft specifically for the needs of the spa industry, it enables the spa staff to provide the individualized, impeccable guest service that their most important clients desire and expect.

EverServ SureCheck™
In 2011, we introduced the EverServ SureCheck platform, which provides food safety monitoring and employee task management capabilities. The EverServ SureCheck platform combines a cloud-based enterprise server application, a PDA-based mobile application and an integrated temperature measuring device for managing Hazard Analysis & Critical Control Points (HACCP) inspection programs for retail and food service organizations, and automates the monitoring of quality risk factors while dramatically lowering the potential for human error.  The SureCheck platform was also designed to help hospitality and retail operators efficiently complete and monitor compliance of employee - assigned tasks, providing guidance on abnormal checklist conditions, configurable, automated alerts when checks are behind schedule or out of compliance and for oversight and loss prevention, safety, merchandising, and other audits with SureCheck.

Services

PAR offers customer support services to both its Restaurant customers and its Hotel/Resort/Spa customers, although, for the Restaurant market, the scale of our infrastructure is substantially larger and the nature of the services provided far broader.

The Company believes its ability to offer direct installation, maintenance, and support services are one of PAR's key differentiators in the Restaurant market.  PAR works closely with its customers to identify and address the latest hospitality technology requirements by creating interfaces to equipment, including innovations such as automated cooking and drink-dispensing devices, customer-activated terminals and order display units located inside and outside of the customer's premises.  PAR provides systems integration expertise to interface specialized components, such as video monitors, coin dispensers and non-volatile memory for journalizing transaction data, as is required in some international applications.

PAR employs experienced individuals with diverse hospitality backgrounds in both the Restaurant and Hotel/Resort/Spa markets.  The Company's personnel continuously evaluate new technologies and adopt those that allow PAR to provide significant improvements in customers' day-to-day systems.  From hand-held wireless devices to advances in internet performance, the technical staff is available for consultation on a wide variety of topics including network infrastructures, system functionality, operating system platforms, and hardware expandability.  In addition, the Company has secured strategic partnerships with third-party organizations to offer a variety of credit, debit and gift card payment options.
Installation and Training
In the United States, Canada, Europe, the Middle East, Australia, and Asia, PAR personnel provide software configuration, installation, training, and integration services as a normal part of the software or equipment purchase agreement.  In certain areas of North and South America, Europe, and Asia, we provide these installation and training services through PAR certified partners.  PAR is also staffed to provide complete application training for a site's staff as well as technical instruction for customers' information systems personnel.

Maintenance and Service
PAR offers a wide range of maintenance and support services as part of its total solution for the hospitality markets we serve.  In North America, the Company provides comprehensive maintenance and installation services for its software, hardware and systems, as well as those of third parties, utilizing PAR-staffed, round-the-clock, central telephone customer support and diagnostic service centers in Boulder, CO, and Las Vegas, NV.  The Company also has direct service capabilities in Australia and Asia.

PAR maintains a field service network, consisting of over 100 locations, offering on-site service and repair, as well as depot repair and overnight unit replacements.  At the time a hospitality technology system is installed, PAR trains customer employees and managers to ensure efficient and effective use of the system.

PAR's service organization utilizes a suite of software applications that allows PAR to offer value to its customers through the utilization of its extensive and growing knowledge base to diagnose and resolve customer-service issues.  This also enables PAR to compile the kind of in-depth information it needs to identify trends and opportunities.  If an issue arises with our products (hardware or software), PAR's customer service management software allows a service technician to diagnose the problem remotely, thereby reducing in many cases the on-site service calls.  PAR's service organization is further enabled by a sophisticated customer relationship management system that allows our call center personnel to maintain a profile on each customer's background, hardware and software details, client service history, and a problem-resolution database.

Sales and Marketing
Within the Hospitality Segment, PAR has separate sales organizations and channels targeting the markets we serve.

In the Restaurant market, the Company employs a direct sales force in several sales groups concentrating on both large chain corporate customers and their franchisees.  Sales efforts also are directed toward franchisees of large chains for which the Company is not a selected corporate vendor. The Company utilizes an International Sales Group that markets to major customers with global locations and to international chains without a presence in the United States.

The Company's Indirect Sales Channel targets distributors, sales representatives, and value-added resellers serving the independent restaurant sector and non-foodservice markets such as retail, convenience, amusement parks, movie theaters, cruise lines, spas and other ticketing and entertainment venues.

Sales in the Hotel/Resort/Spa market are coordinated by five sales groups.  The Domestic Sales Group targets independent, business class and luxury hotels, resorts and spas in the United States, Canada and the Caribbean, while the International Sales Group targets independent hotels and resorts outside of the United States.  The Major Accounts Sales Group works with high profile corporate and chain clients.  The Company's Installed Accounts Sales Group works solely with clients who have already installed the SMS|Host product suite.  The Business Development group focuses on proactive identification of an initial penetration into new business channels for the ATRIO, SMS|Host and SpaSoft product lines worldwide.

Competition

The markets in which we operate are highly competitive.  Important competitive variables in the hospitality market include functionality, reliability, quality, pricing, service and support.  In the Restaurant market, we believe our competitive advantages include our focus on an integrated technology solution offering, advanced development capabilities, extensive domain knowledge and expertise, excellent product reliability, a direct sales force organization, world class support and quick service response.  In the Hotel/Resort/Spa market, we believe our competitive advantages include our extensive domain knowledge, long-standing industry leadership, the guest-centric orientation of our software, and our high level of customer support.  Most of our significant customers have approved several suppliers offering some form of sophisticated hospitality technology system similar to that of the Company.  Major competitors include Micros Systems, Inc., NCR Corporation and Panasonic Corporation.

Backlog
Due to the nature of the hospitality business, backlog is not significant at any point in time.  The Hospitality segment orders are generally of a short-term nature and are usually booked and shipped in less than 12 months.

Research and Development
The highly technical nature of the Company's hospitality products requires a significant and continuous research and development effort.  Ongoing product research and quality development efforts are an integral part of all activities within the Company.  Functional and technical enhancements are actively being made to our products to increase customer satisfaction and maintain the high caliber of PAR's software.  Research and development expenses were approximately $13.7 million in 2012 and $13.8 million in 2011.  The Company capitalizes certain software costs in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic No. 985.  See Note 1, "Summary of Significant Accounting Policies," to the Consolidated Financial Statements included in Part IV, Item 15 for further discussion.

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

Intellectual Property
The Company owns or has rights to certain patents, copyrights and trademarks.  PAR relies upon non-disclosure agreements, license agreements and applicable domestic and foreign patent, copyright and trademark laws for protection of our intellectual property.  To the extent such protective measures are unsuccessful, or the Company need to enter into protracted litigation to enforce such rights, the Company's business could be adversely impacted.  Similarly, there is no assurance that the Company's products will not become the subject of a third-party claim of infringement or misappropriation.  To the extent such claims result in costly litigation or force the Company to enter into royalty or license agreements, rather than enter into a prolonged dispute, our performance could be adversely impacted.  The Company also licenses certain third-party software with its products.  While PAR maintains strong relationships with our licensors, there is no assurance such relationships will continue or that the licenses will be continued under fees and terms acceptable to the Company.

Government Segment

The Company operates two wholly-owned subsidiaries within the Government segment, PAR Government Systems Corporation (PGSC) and Rome Research Corporation (RRC).  PGSC and RRC provide command, control, communications, computers, intelligence, surveillance and reconnaissance (C4ISR) support to U.S. Department of Defense and other federal agencies.

PAR's PGSC subsidiary delivers advanced technology in geospatial intelligence, geographic information systems, and command and control applications.  PGSC's offerings support the entire technology lifecycle to include requirements analysis, design specification, development, implementation, installation, test and evaluation.

PAR's RRC subsidiary provides worldwide communication and information technology support.  RRC's technical services support satellite operations and communications, battlefield networks, the global information grid, and various other information technology requirements ranging from advanced systems to basic help desk support.  RRC supports the U.S. Navy, the U.S. Army, the U.S. Air Force and the Department of State with operations worldwide.

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

Systems Engineering & Evaluation:  The Company integrates and tests Electro-Optical (EO), Infrared (IR), Radar, and multi/hyper-spectral sensor systems for a broad range of government and industry surveillance applications.  PAR developed the Multi-mission Advanced Sensor System (MASS), which assists with counter-terrorism, first responder, environmental, and drug enforcement applications.  In addition, the Company designs and integrates radar sensor systems including experimentation, demonstration, and test support.

Communications Systems Support:  The Company provides a wide range of technical and support services to sustain mission critical components of the Department of Defense Global Information Grid (GIG).  These services include continuous operations, system enhancements and maintenance of very low frequency (VLF), high frequency (HF) and very high frequency (VHF) radio transmitter/receiver facilities, and extremely high frequency (EHF) and super high frequency (SHF) satellite communication heavy earth terminal facilities.  These Department of Defense communications systems services are provided at customer locations in and outside of the continental United States.  The various facilities, operating 24 x 7, are integral to the command and control of the nation's air, land and naval forces and those of United States coalition allies.

Information Systems:   The Company provides technical expertise to support the government's information management systems, primarily net-centric information technology services in support of Department of Defense customers.  This on-site support includes infrastructure sustainment, configuration management, system staging, information assurance and network security tasks.

Products

Although a minor part of the Company's Government business, PAR markets a software product line built on PAR's background and expertise in both Federal Government and commercial video standards and visualization products.  The centerpiece of the PAR software is Gv2F™, a software toolkit for developers seeking to integrate full-motion video (FMV) into their geospatial software products.  The toolkit provides simple yet robust C++, C#, and Java Application Programming Interfaces (APIs) and is fully compliant with Commercial MPEG-2 Transport Program Stream and Motion Imagery Standards Board (MISB) Key Length Value (KLV) meta-data standards.  Additional software in the Gv product line provide further tools for visualizing and manipulating motion and still imagery files.  PAR also sells encryption and watermarking technology, called VectorLock®, for management of high value Geographic Information System (GIS) information.

Government Contracts

The Company performs work for U.S. Government agencies under firm fixed-price, cost-plus-fixed-fee, and time-and-material contracts.  The majority of these contracts have a period of performance of one to five years.  There are several risks associated with Government contracting.  For instance, contracts may be reduced in size, scope and value, as well as modified, delayed and/or cancelled depending upon the Government's requests, budgets, policies and/or changes in regulations.  Contracts can also be terminated for the convenience of the Government at any time the Government believes that such termination would be in its best interests.  In this circumstance, the Company is entitled to receive payments for its allowable costs and, in general, a proportionate share of its fee or profit for the work actually performed.  The Company may also perform work prior to formal authorization or prior to adjustment of the contract price for increased work scope, change orders and other funding adjustments.  In this situation, the Company is performing the work under our own risk and would be responsible for any costs incurred during this time.  Additionally, the Defense Contract Audit Agency regularly audits the financial records of the Company.  Such audits can result in adjustments to contract costs and fees.  Audits have been completed through the Company's fiscal year 2006 and have not resulted in any material adjustments.

Marketing and Competition

Contracts are obtained principally through competitive proposals in response to solicitations from government organizations and prime contractors.  In addition, the Company sometimes obtains contracts by submitting unsolicited proposals.  Although the Company believes it is well positioned in its business areas, competition for Government contracts is intense.  Many of the Company's competitors are major corporations, or subsidiaries thereof, that are significantly larger and have substantially greater financial resources.  The Company also competes with many smaller companies, many of which are designated by the Government for preferential "set aside" treatment, that target particular segments of the government contract market.  The principal competitive factors are past performance, the ability to perform the statement of work, price, technological capabilities, management capabilities and service.  Many of the Company's Department of Defense customers are now migrating to commercial software standards, applications, and solutions.

Backlog

The value of existing Government contracts at December 31, 2012, net of amounts relating to work performed to that date was approximately $139.5 million, of which $52.7 million was funded.  The value of existing Government contracts at December 31, 2011, net of amounts relating to work performed to that date was approximately $134.4 million, of which $51.4 million was funded.  Funded amounts represent those amounts committed under contract by Government agencies and prime contractors.  The December 31, 2012 Government contract backlog of $139.5 million represents firm, existing contracts.  Of this backlog amount, approximately $74.1 million is expected to be completed in calendar year 2013, as funding is committed.

Employees

As of December 31, 2012, the Company had 1,382 employees, approximately 59% of whom were engaged in the Company's Hospitality segment, 37% of whom were in the Government segment, and 4% of whom were corporate employees.

Due to the highly technical nature of the Company's business, the Company's future can be significantly influenced by its ability to attract and retain its technical staff.  The Company believes it has and will be able to continue to fulfill its near-term needs for technical staff.

Approximately 11% of the Company's employees are covered by collective bargaining agreements.  The Company considers its employee relations to be good.

Exchange Certifications

The certification of the Chief Executive Officer of PAR required by Section 303A.12(a) of the New York Stock Exchange (NYSE) Listed Company Manual, relating to PAR's compliance with the NYSE's corporate governance listing standards, was submitted to the NYSE on July 3, 2012 with no qualifications.

Item 1A:	Risk Factors

The Company operates in a dynamic and rapidly changing environment involving numerous risks and uncertainties.  The following section describes some, but not all, of the risks and uncertainties that could have a material adverse effect on our business, financial condition, results of operations and the market price of our common stock, and could cause our actual results to differ materially from those expressed or implied in our forward-looking statements.

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

Our stock price has been volatile and may fluctuate in the future.
The trading price of our common stock has and may continue to fluctuate significantly.  Such fluctuations may be influenced by many factors, including:

•	the volatility of the financial markets;

•	uncertainty regarding the prospects of domestic and foreign economies;

•	uncertainty regarding domestic and international political conditions, including tax policies;

•	our performance and prospects;

•	the performance and prospects of our major customers;

•	investor perception of our company and the industry in which we operate;

•	the limited availability of earnings estimates and supporting research by investment analysts;

•	the liquidity of the market for our common stock; and

•	the concentration of beneficial ownership of our common stock by Dr. John W. Sammon, Director and Chairman Emeritus of PAR's Board of Directors.

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
A small number of related customers have historically accounted for a majority of the Company's net revenues in any given fiscal period.  For each of the fiscal years ended December 31,
2012 and 2011, aggregate sales to our top two Hospitality segment customers, McDonald's Corporation and Yum! Brands, Inc. amounted to 35% and 42% of total revenues, respectively.  Most of the Company's customers are not obligated to provide us with any minimum level of future purchases or with binding forecasts of product purchases for any future period.  In addition, major customers may elect to delay or otherwise change the timing of orders in a manner that could adversely affect the Company's quarterly and annual results of operations.  There can be no assurance our current customers will continue to place orders with us, or we will be able to obtain orders from new customers.
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

For the fiscal years ended December 31, 2012 and 2011, we derived 64% and 70%, respectively, of our total revenues from the hospitality industry, primarily the QSR market.  Consequently, our hospitality technology product sales are dependent in large part on the health of the hospitality industry, which in turn is dependent on the domestic and international economy, as well as factors such as consumer buying preferences and weather conditions.  Instabilities or downturns in the hospitality market could disproportionately impact our revenues, as clients may exit the industry or delay, cancel or reduce planned expenditures for our products.  Although we believe we can succeed in the quick service restaurant sector of the hospitality industry in a competitive environment, given the cyclical nature of that industry, there can be no assurance our profitability and growth will continue.

we face extensive competition in the markets in which we operate, and our failure to compete effectively could result in price reductions and/or decreased demand for our products and services.

Several competing suppliers offer hospitality management systems similar to ours.  Some of these competitors are larger than PAR and have access to substantially greater financial and other resources and, consequently, may be able to obtain more favorable terms than we can for components and subassemblies incorporated into these hospitality technology products.  The rapid rate of technological change in the Hospitality segment makes it likely we will face competition from new products designed by companies not currently competing with us.  These new products may have features not currently available from us.  We believe our competitive ability depends on our total solution offering, our experience in the industry, our product development and systems integration capability, our direct sales force and our customer service organization.  There is no assurance; however, we will be able to compete effectively in the hospitality technology market in the future.

Our Government contracting business has been focused on niche offerings, reflecting our expertise, primarily in the areas of Communications Systems Support, Intelligence, Surveillance and Reconnaissance (ISR), Systems Engineering & Evaluation and Information Systems services.  Many of our competitors are larger and have substantially greater financial resources and broader capabilities in information technology.  We also compete with smaller companies, many of which are designated by the Government for preferential "set aside" treatment, that target particular segments of the government market and may have superior capabilities in a particular segment.  These companies may be better positioned to obtain contracts through competitive proposals.  Consequently, there are no assurances we will continue to win Government contracts as a direct contractor or indirect subcontractor.

we may not be able to meet the unique operational, legal and financial challenges that relate to our international operations, which may limit the growth of our business.
For the fiscal years ended December 31, 2012, and 2011, our net revenues from sales outside the United States were 15% and 13%, respectively, of the Company's total revenues.  We anticipate international sales will continue to account for a significant portion of sales.  We intend to continue to expand our operations outside the United States and to enter additional international markets, which will require significant management attention and financial resources.  Our operating results are subject to the risks inherent in international sales, including, but not limited to, regulatory requirements, political and economic changes and disruptions, geopolitical disputes and war, transportation delays, difficulties in staffing and managing foreign sales operations, and potentially adverse tax consequences.  In addition, fluctuations in exchange rates may render our products less competitive relative to local product offerings, or could result in foreign exchange losses, depending upon the currency in which we sell our products.  There can be no assurance these factors will not have a material adverse affect on our future international sales and, consequently, on our operating results.

We derive a portion of our revenue from U.S. government contracts, which contain provisions unique to public sector customers, including the U.S. government's right to modify or terminate these contracts at any time.

For the fiscal years ended December 31, 2012 and 2011, we derived 36% and 30%, respectively, of our total revenues from contracts to provide technical expertise to Government organizations and prime contractors.  In any year, the majority of our Government contracting activity is associated with the U.S. Department of Defense.  Contracts with the U.S. Government typically provide that such contracts are terminable, in full or in part, at the convenience of the U.S. Government.  If the U.S. Government terminated a contract on this basis, we would be entitled to receive payment for our allowable costs and, in general, a proportionate share of our fee or profit for work actually performed.  Most U.S. Government contracts are also subject to modification or termination in the event of changes in funding.  As such, we may perform work prior to formal authorization, or the contract prices may be adjusted for changes in scope of work.  Termination or modification of a substantial number of our U.S. Government contracts could have a material adverse effect on our business, financial condition and results of operations.
In addition, the general uncertainty in U.S. defense total workforce policies (military, civilian and contract), procurement cycles and spending levels for the next several years may impact the performance of this business.  Specifically, the Company could experience reductions in revenue as a result of the U.S. Government in-sourcing its current service contracts or the Company could experience a reduction of funding due to U.S. Government sequester or other funding reductions.
We perform work for various U.S. Government agencies and departments pursuant to fixed-price, cost-plus fixed fee and time-and-material prime contracts and subcontracts.  Approximately 51% of the revenue that we derived from government contracts for the year ended December 31, 2012 came from fixed-price or time-and-material contracts.  The balance of the revenue that we derived from Government contracts in 2012 primarily came from cost-plus fixed fee contracts.  Most of our contracts are for one-year to five-year terms.
While fixed-price contracts allow us to benefit from cost savings, they also expose us to the risk of cost overruns.  If the initial estimates we use for calculating the contract price are incorrect, we can incur losses on those contracts.  In addition, some of our governmental contracts have provisions relating to cost controls, and audit rights and if we fail to meet the terms specified in those contracts, then we may not realize their full benefits.  Lower earnings caused by cost overruns would have an adverse effect on our financial results.
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

We have goodwill and identifiable intangible assets at December 31, 2012 totaling approximately $6.8 million and $11.7 million, respectively; resulting primarily from business acquisitions and internally developed capitalized software.  The Company tests goodwill for impairment annually or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We describe the impairment testing process and results of this testing more thoroughly herein in Item 7 under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies." If we determine an impairment has occurred at any point in time, we will be required to reduce goodwill or identifiable intangible assets on our balance sheet.

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

The Company's headquarters and principal business facility is located in New Hartford, NY, which is near Utica, in central New York State.

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

The Company is subject to legal proceedings which arise in the ordinary course of business.  During 2012, the results from continuing operations were materially affected by legal costs incurred in our defense and resolution of a non-practicing entity patent claim.  Total costs incurred in 2012 related to this specific matter were $1.5 million.

Item 4:	Mine Safety Disclosures

              Not Applicable.

PART II

Item 5:	Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company's Common Stock, par value $.02 per share, trades on the New York Stock Exchange (NYSE symbol - PAR).  At December 31, 2012, there were approximately 423 owners of record of the Company's Common Stock, plus those owners whose stock certificates are held by brokers.

The following table shows the high and low stock prices for the two years ended December 31, 2012 as reported by New York Stock Exchange:

	2012		2011
Period	Low	High	Low	High

First Quarter	$3.84	$5.18	$4.28	$6.63
Second Quarter	$4.50	$5.14	$3.63	$4.99
Third Quarter	$4.57	$5.59	$3.04	$3.93
Fourth Quarter	$4.75	$5.55	$3.22	$4.00

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

The Company's products sold in the Hospitality segment are utilized in a range of applications by thousands of customers.  The Company faces competition across all of its markets within the Hospitality segment, competing on the basis of product design, features and functionality, quality and reliability, price, customer service, and delivery capability.  PAR's continuing strategy is to provide complete integrated technology solutions and services with industry leading customer service in the markets in which it participates.  The Company conducts its research and development efforts to create innovative technology offerings that meet and exceed customer requirements and also have a high probability for broader market appeal and success.

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

The QSR market, PAR's primary market, continues to perform well for the majority of large, international companies, despite worldwide macroeconomic uncertainty.  However, the Company has seen an impact of current economic conditions on smaller, regional QSR organizations, whose business is slowing because of higher unemployment and lack of consumer confidence in certain regions.  The Company is continuing to reassess the alignment of its product and service offerings to support improved operational efficiency and profitability going forward.  These conditions could have a material adverse impact on the Company's significant estimates, specifically the fair value of its assets related to its legacy products.

Approximately 36% of the Company's revenues are generated by its Government business.  The Company's focus is to expand two separate aspects of its Government business: services and solutions. Through outstanding performance of existing service contracts and investing in enhancing its business development staff and processes, the Company is able to consistently win the renewal of expiring contracts, extend existing contracts, and be awarded new efforts.  With its intellectual property and investment in new technologies, the Company provides solutions to the U.S. Department of Defense and other federal/state agencies with systems integration, products and highly-specialized services.  The general uncertainty in U.S. defense total workforce policies (military, civilian and contract), procurement cycles and spending levels for the next several years may impact the performance of this business segment.

Results of Operations — 2012 Compared to 2011

The Company reported revenues of $245.2 million for the year ended December 31, 2012, an increase of 7% from the $229.4 million reported for the year ended December 31, 2011.  The Company's net loss from continuing operations for the year ended December 31, 2012 was $1.8 million, or $0.12 loss per share, compared to net loss of $13.4 million, or $0.89 loss per share for the same period in 2011.  During 2012, the Company reported income from discontinued operations of $1.4 million, or $0.10 per diluted share associated with the sale of its Logistics Management business.  This compares to a loss of $2.2 million or $0.15 loss per share for the same period in 2011.  The Company's net loss for the year ended December 31, 2012 was $315,000, or $0.02 loss per share, compared to a net loss of $15.5 million, or $1.04 per share for fiscal year 2011.

Product revenues for the year ended December 31, 2012 were $90.5 million, slightly below the $91.0 million recorded for the same period 2011.  This decrease was primarily the result of a decline in domestic sales to McDonald's as their significant North American upgrade program was completed in 2011.  Partially offsetting this decrease was an increase in sales of the Company's SureCheck product to a significant launch customer during the year, as well as increases in product sales to YUM! Brands and SUBWAY, commensurate with new store rollouts and upgrades. Lastly, the Company experienced an increase in international product sales compared to 2011, primarily related to an increase in international McDonald's sales, as well as increases in sales made through the Company's dealer channels, which have increased 15% over 2011.

Service revenue primarily includes installation, software maintenance, training, 24 hour help desk support and various depot and on-site service options.  Customer service revenues were $66.1 million for the year ended December 31, 2012, a 5% decrease from $69.5 million reported for the same period in 2011.  This decrease was associated with a decline in installation revenue commensurate with the related decline in full system installations in the Company's Hospitality businesses as well as a decline in call center revenue resulting from a modification to existing service contracts.  These decreases were partially offset by an increase in software maintenance and professional services revenue associated with the deployment of the Company's SureCheck product.

Government contract revenues were $88.5 million for the year ended December 31, 2012, an increase of 28% when compared to the $68.9 million recorded in 2011.  This increase is mostly attributable to the Company's new Intelligence, Surveillance, and Reconnaissance (ISR) systems integration contract with the U.S. Army.

Product margins for the year ended December 31, 2012 were 27.9%, a decrease from 36.4% in the same period in 2011.  The decrease was primarily the result of accelerated amortization of $5.3 million to reduce the net carrying value of capitalized software asset in conjunction with the Company's strategic initiative to streamline its Hospitality product portfolio.  Also contributing to this decrease was an unfavorable mix in product sales resulting from a reduction in the amount of terminals sold relative to lower margin peripheral devices, partially offset by an increase in software revenue driven by sales of the Company's SureCheck software product.

Customer service margins were 30.3% for the year ended December 31, 2012, compared to 18.3% for the same period in 2011.  During 2011, the Company recorded a charge of $7.7 million associated with the write down of service parts inventory related to discontinued products which did not recur in 2012.  Other factors contributing to the increase were improved margins in multiple areas including international sales and depot revenue.  Offsetting the aforementioned increase was a decrease in the Company's call center margin due to the modification of existing contracts.

Government contract margins were 6.4% for the year ended December 31, 2012, relatively unchanged when compared to the 6.7% for the same period in 2011.  Contract margins for each year were benefited by the sale of Gv2F enterprise licenses.  The most significant components of contract costs in 2012 and 2011 were labor and fringe benefits.  For 2012, labor and fringe benefits were $40.7 million, or 49% of contract costs, compared to $45.7 million or 71% of contract costs for the same period in 2011. This decrease is mostly attributable to the amount of contract work performed by subcontractors under the Company's new ISR systems integration contract with the U.S. Army.

Selling, general and administrative expenses for the year ended December 31, 2012 were $40.5  million, an increase of 13% from the $35.8 million recorded for the same period in 2011.  This increase was partially the result of an increase in legal expenses associated with the defense and resolution of a non-practicing entity patent claim, as well as increases in severance and other costs related to the cancellation of certain office lease matters.  In addition, the increase was due to higher commission expense associated with the increase in software sales during the year, as well as an increase in sales and marketing effort associated with the Company's Hospitality products.

Research and development expenses were $13.7 million for the year ended December 31, 2012, a slight decrease from the $13.8 million recorded in 2011.

During the second quarter of 2011, the Company determined that as a result of the decline in the stock price that occurred during the second quarter, a goodwill impairment triggering event had occurred.  The fair value of the Company's common shares declined from $4.60 per share at April 1, 2011 to $3.83 per share at June 30, 2011, resulting in the Company no longer being able to reconcile the aggregate fair value of its reporting units to its market capitalization after consideration of a reasonable control premium.  Although there was no significant adverse change to the long term financial outlook of any of its businesses, the Company concluded that a triggering event had occurred and as a result, performed additional analyses over the valuation of its reporting units in accordance with the relevant accounting rules, recording a non-cash impairment charge of $20.2 million to its goodwill in the second quarter of 2011.  In addition to the aforementioned goodwill impairment charge, as part of this analysis, the Company recorded an impairment charge of $580,000 associated with its indefinite lived intangible assets.

Amortization of identifiable intangible assets was $455,000 for the year ended December 31, 2012 compared to $840,000 for the same period in 2011.  This decrease was due to certain intangible assets becoming fully amortized during 2011 and 2012.

Other income, net, was $876,000 for the year ended December 31, 2012 compared to $203,000 for the same period in 2011.  Other income primarily includes unrealized gains on the Company's investments, strategic product development partnerships, rental income, finance charges and foreign currency gains and losses.  The increase in 2012 was due to foreign currency gains as well as income related to strategic product development partnerships within the Company's Hospitality businesses.

Interest expense represents interest charged on the Company's short-term borrowings from banks and from long-term debt.  Interest expense was $69,000 for the year ended December 31, 2012, compared to $211,000 for the same period in 2011.  This reduction is associated with a lower outstanding borrowing in 2012 versus 2011.

For the year ended December 31, 2012, the Company's effective income tax rate was a benefit of 44.5%, compared to a benefit of 35.8% in 2011.  The variance from the federal statutory rate in 2012 was due to state and foreign income taxes, as well as the tax impact of liquidating a foreign subsidiary.  The variance from the federal statutory rate in 2011 was primarily due to research credits and state tax benefits, partially offset by an additional valuation allowance necessary related to certain deferred tax assets.
In connection with the American Taxpayer Relief Act of 2012 that was signed into law in January 2013, the Company expects to record a one-time benefit of approximately $390,000 related to retroactive tax relief for certain tax law provisions that expired in 2012. Because the legislation was signed into law after the end of PAR's 2012 fiscal year, the retroactive effects of the bill will be reflected in the first quarter of 2013.
Liquidity and Capital Resources
The Company's primary sources of liquidity have been cash flow from operations and lines of credit with various commercial banks.  Cash provided by operating activities of continuing operations was $15.1 million for the year ended December 31, 2012 compared to $13.7 million for the same period in 2011.  In 2012, cash was generated by the Company's operating results plus the add back of non-cash expenses including the accelerated amortization of internally developed software assets that were previously capitalized.  The most significant changes to the Company's operating assets and liabilities that impacted cash flow were an increase in accounts payable primarily due to the timing of payments associated with the Company's ISR contract with the U.S. Government, as well as an increase in deferred service revenue due to the timing of billing of customer service contracts.  Offsetting these changes was an increase in inventory in support of shipments planned for early 2013.
In 2011, cash was generated by the Company's operating results before the non-cash goodwill and intangible asset impairment and inventory charges, offset by reductions to changes in operating assets and liabilities.  The most significant changes to the Company's operating assets and liabilities were the decrease in accounts receivable due to the timing of collections of advanced service and maintenance contract billings.  This was partially offset by cash used towards payments of accounts payable and accrued salaries and benefits based on the timing of payments.  Cash was also used to support the execution of existing service support contracts with customers.

Cash used in investing activities from continuing operations was $247,000 for the year ended December 31, 2012 versus $8.3 million for the same period in 2011.  In 2012, the Company received cash proceeds of $4 million related to the sale of its Logistics Management business, and generated $1.9 million from the maturity of its investments.  In addition, $828,000 of the proceeds from the Company's sale of its Logistics Management business remains in escrow as of yearend.  Capital expenditures were $1.9 million and were primarily related to capital investments to support the Company's new hardware products, as well as for purchases of office and computer equipment.  Capitalized software was $3.4 million and was associated with the Company's Hospitality software platforms.
In 2011, capital expenditures were $896,000 and were primarily related to the purchase of office and computer equipment.  Capitalized software costs relating to software development of Hospitality segment products were $7.4 million, an increase from the prior year as a result of investment in the Company's Restaurant and Hotel /Resort / Spa software.
Cash used in financing activities from continuing operations was $1.5 million for the year ended December 31, 2012 versus $1.6 million for the same period in 2011.  In 2012, the Company decreased its long-term borrowings by $1.5 million and benefited $24,000 from the exercise of employee stock options.  In 2011, the Company decreased its long term debt by $1.7 million and benefited $133,000 from the exercise of employee stock options.

The Company maintains a credit facility which provides borrowing availability up to $20 million (with the option to increase to $30 million) in the form of a line of credit.  This agreement allows the Company, at its option, to borrow funds at the LIBOR rate plus the applicable interest rate spread or at the bank's prime lending rate (3.25% at December 31, 2012).  This agreement expires in June 2014.  At December 31, 2012, the Company did not have any outstanding balance on this line of credit.  The weighted average interest rate paid by the Company was 1.31% during fiscal year 2012.  This agreement contains certain loan covenants including leverage and fixed charge coverage ratios.  In February 2013, the agreement was amended to allow the Company to exclude certain extraordinary or non-recurring non-cash expenses, charges or losses, and certain litigation expenses incurred during the fourth quarter of 2012.  The exclusion of these charges will be applied to the Company's debt covenant calculation through December 31, 2013.  Additionally, as part of this amendment, the Company modified its definition of Earnings before Interest, Taxes, Depreciation and Amortization (EBITDA), to exclude certain non-cash charges for the remainder of the agreement.  The Company is in compliance with these amended covenants at December 31, 2012.  This credit facility is secured by certain assets of the Company.

The Company has a $1.2 million mortgage loan, collateralized by certain real estate.  This mortgage matures on November 1, 2019.  In May 2012, the Company amended its mortgage to reduce the fixed interest rate to 4.05% through October 1, 2014.  Beginning on October 1, 2014 and through the maturity date of the loan, the fixed rate will be converted to a new rate equal to the then-current five year fixed advanced rate charged by the New York Federal Home Loan bank, plus 225 basis points.  The annual mortgage payment including interest through October 1, 2014 totals $207,000.

During fiscal year 2013, the Company anticipates that its capital requirements will not exceed approximately $5-6 million.  The Company does not usually enter into long term contracts with its major Hospitality segment customers.  The Company commits to purchasing inventory from its suppliers based on a combination of internal forecasts and actual orders from customers.  This process, along with good relations with suppliers, minimizes the working capital investment required by the Company.  Although the Company lists two major customers, McDonald's and Yum! Brands, it sells to hundreds of individual franchisees of these corporations, each of which is individually responsible for its own debts.  These broadly made sales substantially reduce the impact on the Company's liquidity if one individual franchisee reduces the volume of its purchases from the Company in a given year.  The Company, based on internal forecasts, believes its existing cash, line of credit facilities and its anticipated operating cash flow will be sufficient to meet its cash requirements through the next twelve months.  However, the Company may be required, or could elect, to seek additional funding prior to that time.  The Company's future capital requirements will depend on many factors including its rate of revenue growth, the timing and extent of spending to support product development efforts, potential growth through strategic acquisition, expansion of sales and marketing, the timing of introductions of new products and enhancements to existing products, and market acceptance of its products.  The Company cannot assure additional equity or debt financing will be available on acceptable terms or at all.  The Company's sources of liquidity beyond twelve months, in management's opinion, will be its cash balances on hand at that time, funds provided by operations, funds available through its lines of credit and the long-term credit facilities that it can arrange.
The Company's future principal payments under its term loan, mortgage and operating leases are as follows (in thousands):
	Total	Less Than 1 Year	1-3 Years	3 - 5 Years	More than 5 Years
Long-term debt obligations	$1,243	$159	$326	$367	$391
Operating lease	4,709	1,967	2,011	731	0
Total	$5,952	$2,126	$2,337	$1,098	$391

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
The individual hardware, service, and software offerings that are included in arrangements with our customers are identified and priced separately to the customer based upon the stand alone price for each individual hardware, service, or software sold in the arrangement irrespective of the combination of products and services which are included in a particular arrangement.  As such, the units of accounting are based on each individual hardware, service, and software sold, and revenue is allocated to each element based on vendor specific objective evidence (VSOE) of fair value.  VSOE of fair value for each individual hardware, service, and software is based on separate individual prices of these products and services. The sales price used to establish fair value is the sales price of the element when it is sold individually in a separate arrangement and not as a separate element in a multiple element arrangement.  Revenue recognition for complex contractual arrangements, especially those with multiple elements, requires a significant level of judgment and is based upon review of specific contracts, past experiences, the selling price of undelivered elements when sold separately, creditworthiness of customers, international laws and other factors.

In situations where PAR's solutions contain software that is more than incidental, revenue related to software and software related elements is recognized in accordance with authoritative guidance on software revenue recognition.  For the software and software-related elements of such transactions, revenue is allocated based on the relative fair value of each element, and fair value is determined by vender specific objective evidence (VSOE).  If the Company cannot objectively determine the fair value of any undelivered element included in such multiple-element arrangements, the Company defers the revenue until all elements are delivered and services have been performed, or until fair value can objectively be determined for any remaining undelivered elements.
Government Contracts
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
Capitalized Software Development Costs
The Company capitalizes certain costs related to the development of computer software used in its Hospitality segment. Software development costs incurred prior to establishing technological feasibility are charged to operations and included in research and development costs.  The technological feasibility of a computer software product is established when the Company has completed all planning, designing, coding, and testing activities that are necessary to establish that the product can be produced to meet its design specifications including functions, features, and technical performance requirements. Software development costs incurred after establishing feasibility (as defined within ASC 985-20) are capitalized and amortized on a product-by-product basis when the product is available for general release to customers.  Annual amortization, charged to cost of sales when the product is available for general release to customers, is computed using the greater of (a) the straight-line method over the remaining estimated economic life of the product, generally three to seven years or (b) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product.
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

With respect to the Government and Hotel/Resort/Spa reporting units, the Company utilizes three different methodologies in performing its goodwill impairment test.  These methodologies include both an income approach, namely a discounted cash flow method, and two market approaches, namely the guideline public company method and quoted price method.  As a result of the write-off of goodwill recorded in 2011, the Company did not utilize the discounted cash flow method for its Restaurant reporting unit as this reporting unit no longer carries a goodwill balance.  As such, the Company has applied a 50% weight to each of the aforementioned market approaches for this reporting unit.  Other than the aforementioned change, the valuation methodologies and weightings used in the current year are generally consistent with those used in the Company's past annual impairment tests.

The discounted cash flow method derives a value by determining the present value of a projected level of income stream, including a terminal value.  This method involves the present value of a series of estimated future cash flows at the valuation date by the application of a discount rate, one which a prudent investor would require before making an investment in the equity of the Company.  The Company considers this method to be most reflective of a market participant's view of fair value given the current market conditions, as it is based on the Company's forecasted results and, therefore, established its weighting at 80% of the fair value calculation.

Key assumptions within the Company's discounted cash flow model utilized for its annual impairment test included projected financial operating results, a long term growth rate of 3% (beyond five years) and discount rates ranging from 17% to 27%, depending on the reporting unit.  As stated above, as the discounted cash flow method derives value from the present value of a projected level of income stream, a modification to the Company's projected operating results including changes to the long term growth rate could impact the fair value.  The present value of the cash flows is determined using a discount rate based on the capital structure and capital costs of comparable public companies, as well as company-specific risk premium, as identified by the Company.  A change to the discount rate could impact the fair value determination.

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

The amount of goodwill carried by the Hotel/Resort/Spa and Government reporting units is $6.1 million and $0.7 million, respectively.  The estimated fair value of the Hotel/Resort/Spa reporting unit exceeds its carrying value by approximately 14%.  The estimated fair value of the Government reporting unit is substantially in excess of its carrying value.

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

The Company has utilized annual revenue growth rates ranging between 5% and 27%.  The high end growth rate reflects the Company's projected revenues resulting from the release of ATRIO.  This software platform will expand the Company's capabilities into new markets.  The Company believes these estimates are reasonable given the size of the overall market which it will enter, combined with the projected market share the Company expects to achieve.  The projected revenue growth rates ultimately trend to an estimated long term growth rate of 3%.

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

Lastly, the Company utilized a discount rate of approximately 27% for this reporting unit.  This estimate was derived through a combination of current risk-free interest rate data, financial data from companies that PAR has deemed as its competitors, and was based on volatility between the Company's historical financial projections and actual results achieved.

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

inflation
Inflation had little effect on revenues and related costs during 2012.  Management anticipates that margins will be maintained at acceptable levels to minimize the effects of inflation, if any.

interest rates

As of December 31, 2012, the Company has $1.2 million in variable long-term debt and did not have any variable short-term debt.  The Company believes that an adverse change in interest rates of 100 basis points would not have a material impact on our business, financial condition, results of operations or cash flows.

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

The Company's 2012 consolidated financial statements, together with the report thereon of BDO USA, LLP dated March 13, 2013, are included elsewhere herein.  See Part IV, Item 15 for a list of Financial Statements.

Item 9: Changes in and Disagreements With Accounting and Financial Disclosure

None.

Item 9A:Controls and Procedures

1.	Evaluation of Disclosure Controls and Procedures.
Based on an evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of December 31, 2012, the end of the period covered by this Annual Report on Form 10-K (the "Evaluation Date"), conducted under the supervision of and with the participation of the Company's chief executive officer and chief financial officer, such officers have concluded that the Company's disclosure controls and procedures, which are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and designed to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is accumulated and communicated to management, including the chief executive and financial officers, as appropriate, to allow timely decisions regarding required disclosures, are effective as of the Evaluation Date.
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

PAR's management, under the supervision of and with the participation of the Company's chief executive officer and chief financial officer, assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2012.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) based on the framework in Internal Control – Integrated Framework.  Based on its assessment, based on those criteria, management believes that as of December 31, 2012, the Company's internal control over financial reporting was effective.
3.	Changes in Internal Controls over Financial Reporting.
During the Company's last fiscal quarter of 2012 (the fourth fiscal quarter), there were no changes in the Company's internal control over financial reporting (as defined in Rule 13 a-15(f)) that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III

Item 10:	Directors, Executive Officers and Corporate Governance

The information required by this item will appear under the caption "Directors, Executive Officers and Corporate Governance" in our 2013 definitive proxy statement for the annual meeting of stockholders in May 2013, to be filed under Schedule 14A, and is incorporated herein by reference.
Item 11:	Executive Compensation

The information required by this item will appear under the caption "Executive Compensation" in our 2013 definitive proxy statement for the annual meeting of stockholders in May 2013, to be filed under Schedule 14A, and is incorporated herein by reference.
Item 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will appear under the caption "Security Ownership of Management and Certain Beneficial Owners" in our 2013 definitive proxy statement for the annual meeting of stockholders in May 2013, to be filed under Schedule 14A, and is incorporated herein by reference.
Item 13:	Certain Relationships and Related Transactions, and Director Independence

The information required by this item will appear under the caption "Executive Compensation" in our 2013 definitive proxy statement for the annual meeting of stockholders in May 2013, to be filed under Schedule 14A, and is incorporated herein by reference.
Item 14:	Principal Accounting Fees and Services

The response to this item will appear under the caption "Principal Accounting Fees and Services" in our 2013 definitive proxy statement for the annual meeting of stockholders in May 2013, to be filed under Schedule 14A, and is incorporated herein by reference.

PART IV

Item 15:	Exhibits, Financial Statement Schedules

Form 10-K Page

(a)	Documents filed as a part of the Form 10-K

(b)	Exhibits
See list of exhibits on page 68.

Report of Independent Registered Public Accounting Firm

The Board of Directors
PAR Technology Corporation:
We have audited the accompanying consolidated balance sheet of PAR Technology Corporation and subsidiaries as of December 31, 2012, and the related consolidated statements of operations, comprehensive loss, changes in shareholders' equity, and cash flows for the year ended December 31, 2012. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PAR Technology Corporation and subsidiaries at December 31, 2012, and the results of their operations and its cash flows for the year ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

/s/ BDO USA, LLP
New York, New York
March 13, 2013

38

Report of Independent Registered Public Accounting Firm

The Board of Directors
PAR Technology Corporation:
We have audited the accompanying consolidated balance sheet of PAR Technology Corporation and subsidiaries as of December 31, 2011, and the related consolidated statements of operations, comprehensive loss, changes in shareholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PAR Technology Corporation and subsidiaries as of December 31, 2011, and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP
Syracuse, New York
April 4, 2012

PAR TECHNOLOGY CORPORATION
CONSOLIDATED BALANCE SHEETS
 (in thousands, except share amounts)

	December 31,
Assets	2012	2011
Current assets:
Cash and cash equivalents	$19,475	$7,742
Accounts receivable-net	29,890	30,680
Inventories-net	26,172	25,260
Deferred income taxes	11,037	10,240
Other current assets	3,236	3,088
Escrow receivable	828	-
Total current assets	90,638	77,010
Property, plant and equipment - net	5,857	5,259
Deferred income taxes	6,280	5,605
Goodwill	6,852	6,852
Intangible assets - net	11,747	15,888
Other assets	2,391	2,147
Assets of discontinued operations	-	3,182
Total Assets	$123,765	$115,943
Liabilities and Shareholders' Equity
Current liabilities:
Current portion of long-term debt	$159	$1,494
Accounts payable	21,216	15,773
Accrued salaries and benefits	6,397	7,002
Accrued expenses	4,467	2,609
Customer deposits	1,380	1,137
Deferred service revenue	12,522	10,412
Income taxes payable	547	138
Total current liabilities	46,688	38,565
Long-term debt	1,084	1,249
Other long-term liabilities	3,030	2,837
Liabilities of discontinued operations	141	925
Total liabilities	50,943	43,576
Commitments and contingencies	-	-
Shareholders' Equity:
Preferred stock, $.02 par value, 1,000,000 shares authorized	-	-
Common stock, $.02 par value, 29,000,000 shares authorized; 17,038,405 and 16,863,868 shares issued; 15,330,718 and 15,156,584 outstanding	341	337
Capital in excess of par value	43,661	42,990
Retained earnings	34,758	35,073
Accumulated other comprehensive loss	(104)	(201)
Treasury stock, at cost, 1,707,687 and 1,707,284 shares	(5,834)	(5,832)
Total shareholders' equity	72,822	72,367
Total Liabilities and Shareholders' Equity	$123,765	$115,943

See accompanying notes to consolidated financial statements

PAR TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
 (in thousands, except per share amounts)

	Year ended December 31,
	2012	2011
Net revenues:
Product	$90,524	$90,998
Service	66,144	69,484
Contract	88,491	68,941
	245,159	229,423
Costs of sales:
Product	65,300	57,878
Service	46,073	56,736
Contract	82,841	64,347
	194,214	178,961
Gross margin	50,945	50,462
Operating expenses:
Selling, general and administrative	40,476	35,774
Research and development	13,697	13,797
Impairment of goodwill and intangible assets	300	20,843
Amortization of identifiable intangible assets	455	840
	54,928	71,254
Operating loss from continuing operations	(3,983)	(20,792)
Other income (expense), net	876	203
Interest expense	(69)	(211)
Loss from continuing operations before provision for income taxes	(3,176)	(20,800)
Benefit for income taxes	1,414	7,440
Loss from continuing operations	(1,762)	(13,360)
Discontinued operations
Income (loss) on discontinued operations (net of tax)	1,447	(2,172)
Net loss	$(315)	$(15,532)
Basic Earnings per Share:
Loss from continuing operations	(.12)	(.89)
Income (loss) from discontinued operations	.10	(.15)
Net loss	$(.02)	$(1.04)
Diluted Earnings per Share:
Loss from continuing operations	(.12)	(.89)
Income (loss) from discontinued operations	.10	(.15)
Net loss	$(.02)	$(1.04)
Weighted average shares outstanding
Basic	15,115	15,000
Diluted	15,115	15,000

See accompanying notes to consolidated financial statements

PAR TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year ended December 31,
	2012	2011

Net loss	$(315)	$(15,532)
Other comprehensive income net of tax:
Foreign currency translation adjustments	97	412
Comprehensive loss	$(218)	$(15,120)

See accompanying notes to consolidated financial statements

PAR TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(in thousands)

					Accumulated
			Capital in		Other			Total
	Common Stock		excess of	Retained	Comprehensive	Treasury Stock		Shareholders'
(in thousands)	Shares	Amount	Par Value	Earnings	Income (Loss)	Shares	Amount	Equity

Balances at December 31, 2010	16,747	$335	$42,264	$50,605	$(613)	(1,707)	$(5,832)	$86,759
								-
Net loss				(15,532)				(15,532)

Issuance of common stock upon the exercise of stock options	77	1	131					132
Issuance of restricted stock awards	40	1						1
Equity based compensation			595					595
Translation adjustments, net of tax of $91					412			412
Balances at December 31, 2011	16,864	$337	$42,990	$35,073	$(201)	(1,707)	$(5,832)	$72,367

Net loss				(315)				(315)

Issuance of common stock upon the exercise of stock options	14	2	22			(1)	(2)	22
Net issuance of restricted stock awards	160	2						2
Equity based compensation			649					649
Translation adjustments, net of tax of $45					97			97
Balances at December 31, 2012	17,038	$341	$43,661	$34,758	$(104)	(1,708)	$(5,834)	$72,822

See accompanying notes to consolidated financial statements

PAR TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(315)	$(15,532)
(Income) loss from discontinued operations	(1,447)	2,172
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
Impairment of goodwill and intangible assets	300	20,843
Depreciation and amortization	8,723	2,648
Provision for bad debts	209	124
Provision for obsolete inventory	3,146	10,911
Equity based compensation	649	595
Deferred income tax	(1,950)	(7,832)
Changes in operating assets and liabilities:
Accounts receivable	581	5,022
Inventories	(4,058)	509
Income tax refunds/payable	409	290
Other current assets	(148)	(60)
Other assets	(244)	(23)
Accounts payable	5,446	(3,599)
Accrued salaries and benefits	(605)	(1,866)
Accrued expenses	1,858	(169)
Customer deposits	243	(1,149)
Deferred service revenue	2,110	660
Other long-term liabilities	193	114
Net cash provided by operating activities-continuing operations	15,100	13,658
Net cash used in operating activities-discontinued operations	(1,742)	(2,657)
Net cash provided by operating activities	13,358	11,001
Cash flows from investing activities:
Capital expenditures	(1,926)	(896)
Capitalization of software costs	(3,405)	(7,389)
Sale of investments	1,912	-
Escrow	(828)	-
Proceeds from sale of business	4,000	-
Net cash used in investing activities-continuing operations	(247)	(8,285)
Net cash used in investing activities-discontinued operations	-	(76)
Net cash used in investing activities	(247)	(8,361)
Cash flows from financing activities:
Payments of long-term debt	(1,500)	(1,712)
Proceeds from the exercise of stock options	24	133
Net cash used in financing activities-continuing operations	(1,476)	(1,579)
Net cash used in financing activities-discontinuing operations	-	-
Net cash used in financing activities	(1,476)	(1,579)
Effect of exchange rate changes on cash and cash equivalents	98	(94)
Net increase in cash and cash equivalents	11,733	967
Cash and cash equivalents at beginning of period	7,742	6,781
Cash and cash equivalents at end of period	19,475	7,748
Less cash and equivalents of discontinued operations at end of period	-	(6)
Cash and equivalents of continuing operations at end of period	$19,475	$7,742

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	69	330
Income taxes, net of (refunds)	253	105

See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Summary of Significant Accounting Policies

Basis of consolidation

The consolidated financial statements include the accounts of PAR Technology Corporation and its subsidiaries (ParTech, Inc., PAR Springer-Miller Systems, Inc., PAR Canada ULC, PAR Government Systems Corporation, Rome Research Corporation, Ausable Solutions, Inc., and PAR Logistics Management Systems Corporation), collectively referred to as the "Company." All significant intercompany transactions have been eliminated in consolidation.

During the fourth quarter of fiscal year 2011, the Company entered into a definitive agreement to sell substantially all of the assets of its Logistics Management business, PAR Logistics Management Systems Corporation (LMS) to ORBCOMM Inc., including but not limited to assets such as accounts receivable, inventory, equipment, intellectual property and LMS's customer contracts. As a result of the sale of this reporting unit, the Company operates with two reporting units; Hospitality and Government.  This transaction closed on January 12, 2012.  The results of operations of LMS fiscal years 2012 and 2011 have been recorded as discontinued operations in accordance with Accounting Standards Codification (ASC) 205-20, Presentation of Financial Statements – Discontinued Operations.  All prior period amounts have been reclassified to conform to the current period presentation.  Refer to Note 2 "Discontinued Operations" in the Notes to the Consolidated Financial Statements for further discussion.
Revenue Recognition Policy
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
The individual hardware, service, and software offerings that are included in arrangements with our customers are identified and priced separately to the customer based upon the stand alone price for each individual hardware, service, or software sold in the arrangement irrespective of the combination of products and services which are included in a particular arrangement.  As such, the units of accounting are based on each individual hardware, service, and software sold, and revenue is allocated to each element based on vendor specific objective evidence (VSOE) of fair value.  VSOE of fair value for each individual hardware, service, and software is based on separate individual prices of these products and services. The sales price used to establish fair value is the sales price of the element when it is sold individually in a separate arrangement and not as a separate element in a multiple element arrangement.  Revenue recognition for complex contractual arrangements, especially those with multiple elements, requires a significant level of judgment and is based upon review of specific contracts, past experiences, the selling price of undelivered elements when sold separately, creditworthiness of customers, international laws and other factors.
In situations where PAR's solutions contain software that is more than incidental, revenue related to software and software related elements is recognized in accordance with authoritative guidance on software revenue recognition.  For the software and software-related elements of such transactions, revenue is allocated based on the relative fair value of each element, and fair value is determined by vender specific objective evidence (VSOE).  If the Company cannot objectively determine the fair value of any undelivered element included in such multiple-element arrangements, the Company defers the revenue until all elements are delivered and services have been performed, or until fair value can objectively be determined for any remaining undelivered elements.
Government Contracts
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

Other income

The components of other income for the three years ending December 31 are as follows:
	Year ended December 31
	(in thousands)
	2012	2011

Foreign currency gains / (loss)	$186	$(454)
Rental income-net	174	191
Other	516	466
	$876	$203

Identifiable intangible assets

The Company capitalizes certain costs related to the development of computer software sold by its Hospitality segment. Software development costs incurred prior to establishing technological feasibility are charged to operations and included in research and development costs.  Software development costs incurred after establishing feasibility (as defined within ASC 985-20) are capitalized and amortized on a product-by-product basis when the product is available for general release to customers.  Annual amortization, charged to cost of sales when the product is available for general release to customers, is computed using the greater of (a) the straight-line method over the remaining estimated economic life of the product, generally three to seven years or (b) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product.  Amortization of capitalized software costs amounted to $6.8 million and $465,000, in 2012 and 2011, respectively.  The increase in 2012 was primarily the result of accelerated amortization of $5.3 million to reduce the net carrying value of a specific capitalized software asset in conjunction with the Company's strategic initiative to streamline its Hospitality product portfolio.  During the fourth quarter of 2012, the Company reviewed its product portfolio and determined it appropriate to cease future development associated with this specific asset.

The Company acquired identifiable intangible assets in connection with its acquisitions in prior years.  Amortization of identifiable intangible assets amounted to $455,000 in 2012 and $840,000 in 2011.

The components of identifiable intangible assets, including capitalized internal software development costs are:

	December 31,
	(in thousands)
	2012	2011

Acquired and internally developed software costs	$11,988	$17,902
Customer relationships	-	4,519
Trademarks (non-amortizable)	1,800	2,100
Other	-	690
	13,788	25,211
Less accumulated amortization	(2,041)	(9,323)
	$11,747	$15,888

The future amortization of these intangible assets is as follows (in thousands):

2013	$1,527
2014	1,521
2015	1,421
2016	1,393
2017	1,368
Thereafter	2,717
$9,947

The Company has elected to test for impairment of indefinite lived intangible assets during the fourth quarter of its fiscal year.  To value the indefinite lived intangible assets, the Company utilizes the royalty method to estimate the fair values.  In conjunction with this testing, the Company recorded an impairment charge of $300,000 for the period ending December 31, 2012.

In conjunction with quarterly financial close process for the second quarter of 2011, the Company reevaluated its indefinite lived intangibles and determined that two of its trade names within its Hospitality segment should no longer be considered to have indefinite lives.  As a result of this determination, the Company recorded an impairment charge of $580,000 during the quarter ended June 30, 2011.

There was no additional impairment of identifiable intangible assets in 2012 or 2011 other than as noted above.

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

The following is a reconciliation of the weighted average shares outstanding for the basic and diluted earnings per share computations (in thousands, except share and per share data):
	December 31,
	2012	2011

Loss from continuing operations	$(1,762)	$(13,360)
Basic:
Shares outstanding at beginning of year	15,051	14,909
Weighted shares issued during the year	64	91
Weighted average common shares, basic	15,115	15,000
Loss from continuing operations per common share, basic	$(0.12)	$(0.89)

Diluted:
Weighted average common shares, basic	15,115	15,000
Weighted average shares issued during the year	-	-
Dilutive impact of stock options and restricted stock awards	-	-
Weighted average common shares, diluted	15,115	15,000
Loss from continuing operations per common share, diluted	$(0.12)	$(0.89)

At December 31, 2012, there were 5,000 of incremental shares from the assumed exercise of stock options and 31,000 restricted stock awards were not included in the computation of diluted earnings per share because of the anti-dilutive effect on earnings per share. At December 31, 2011, there were 22,000 of incremental shares from the assumed exercise of stock options and 27,000 restricted stock awards were not included in the computation of diluted earnings per share because of the anti-dilutive effect on earnings per share.

Goodwill

The Company tests goodwill for impairment on an annual basis, or more often if events or circumstances indicate there may be impairment.  The Company operates in two business segments, Hospitality and Government.  Goodwill impairment testing is performed at the sub-segment level (referred to as a reporting unit).  The three reporting units utilized by the Company are: Restaurant, Hotel/Resort/Spa, and Government. Goodwill is assigned to reporting units at the date the goodwill is initially recorded. Once goodwill has been assigned to reporting units, it no longer retains its association with a particular acquisition, and all of the activities within a reporting unit, whether acquired or organically grown, are available to support the value of the goodwill.  The amount outstanding for goodwill was $6.9 million at December 31, 2012 and 2011.

There was no impairment of goodwill in 2012.  During the second quarter of 2011, the Company determined that as a result of the decline in the stock price that occurred during the second quarter, a goodwill impairment triggering event had occurred.  The fair value of the Company's common shares declined from $4.60 per share at April 1, 2011 to $3.83 per share at June 30, 2011, resulting in the Company no longer being able to reconcile the aggregate fair value of its reporting units to its market capitalization after consideration of a reasonable control premium.  Although there was no significant adverse change to the long term financial outlook of any of its businesses, the Company concluded that a triggering event had occurred and as a result, performed additional analyses over the valuation of its reporting units in accordance with the relevant accounting rules, recording a non-cash impairment charge of $20.2 million to its goodwill in the second quarter of 2011.

The changes and carrying amounts of goodwill by reporting unit were as follows (in thousands):

	Restaurants	Hotel/Resort/Spa	Government	Total

Net Balances at December 31, 2010:	$12,272	$13,946	$736	$26,954
Impairment Charge	(12,433)	(7,830)	-	(20,263)
Effects of foreign currency adjustments	161	-	-	161
Balances at December 31, 2011
Goodwill	12,433	13,946	736	27,115
Accumulated Impairment charge	(12,433)	(7,830)	-	(20,263)
Net Balances at December 31, 2011:	-	6,116	736	6,852
Goodwill	12,433	13,946	736	27,115
Accumulated Impairment charge	(12,433)	(7,830)	-	(20,263)
Net balance at December 31, 2012	$-	$6,116	$736	$6,852

Accounting for impairment or disposal of long-lived assets

The Company evaluates the accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed.  The Company will recognize impairment of long-lived assets or asset groups if the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to such assets.  If the carrying value of a long-lived asset or asset group is considered impaired, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset or asset group for assets to be held and used, or the amount by which the carrying value exceeds the fair market value less cost to sell for assets to be sold.  No impairment was identified during 2012 or 2011.
Reclassifications

Amounts in prior years' consolidated financial statements are reclassified whenever necessary to conform to the current year's presentation.

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

The current economic conditions and the continued volatility in the U.S. and in many other countries where the Company operates could contribute to decreased consumer confidence and continued economic uncertainty which may adversely impact the Company's operating performance.  Although the Company has seen an improvement in the markets which it serves, the continued volatility in these markets could have an impact on purchases of the Company's products, which could result in a reduction of sales, operating income and cash flows. This could have a material adverse effect on the Company's business, financial condition and/or results of operations and could have a material adverse impact on the Company's significant estimates discussed above, specifically the fair value of the Company's reporting units used in support of its annual goodwill impairment test.
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

The consideration payable by ORBCOMM at the closing with respect to substantially all the assets of LMS aggregates $6,123,000 comprised of $4,000,000 in cash and $2,123,000 in shares of common stock of ORBCOMM Inc. (the Closing Consideration).  Of the equity consideration, $1,274,000 (based on the fair value as of the date of closing) was held in escrow to settle future claims, with release date of August 2012 and April 2013.  During the second quarter of 2012, the Company liquidated its common stock investment of ORBCOMM Inc. which resulted in it recording a realized loss for the year ended December 31, 2012 of $210,000.  The Company recorded its loss on liquidation of its investment within other income (expense), net, on its Consolidated Statement of Operations.  Of the total proceeds, $828,000 remains in escrow to be released in 2013.

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

As of December 31, 2012, the Company has not recorded any amount associated with this contingent consideration as it does not believe achievement of the related targets is probable.

Summarized financial information for the Company's discontinued operations is as follows:

	December 31,
	2012	2011
Assets
Cash	$-	$6
Accounts receivable - net	-	1,398
Inventories	-	1,355
Other assets	-	423
Total assets of discontinued operations	$-	$3,182

Liabilities
Accounts payable and accrued expenses	$141	674
Accrued salaries and benefits	-	236
Other liabilities	-	15
Total liabilities of discontinued operations	$141	$925

	December 31,
Operations	2012	2011
Total revenues	$136	$6,433

Loss from discontinued operations before income taxes	$(348)	$(3,525)
Gain on disposition	2,588	-
(Provision) benefit for income taxes	(793)	1,353
Income (loss) from discontinued operations	$1,447	$(2,172)

Note 3 — Accounts Receivable

The Company's net accounts receivable consist of:

	(in thousands)
	December 31,	December 31,
	2012	2011
Government segment:
Billed	$11,226	$12,903
Advanced billings	(3,561)	(1,552)
	7,665	11,351
Hospitality segment:
Accounts receivable - net	22,225	19,329
	$29,890	$30,680

At December 31, 2012 and 2011, the Company had recorded allowances for doubtful accounts of $541,000 and $917,000, respectively, against Hospitality segment accounts receivable.  Write-offs of accounts receivable during fiscal years 2012 and 2011were $585,000 and $786,000, respectively.  The provision for doubtful accounts recorded in the consolidated statements of operations was $209,000 and $124,000 in 2012 and 2011, respectively.

Note 4 — Inventories

Inventories are used primarily in the manufacture, maintenance, and service of the Hospitality segment systems.  Inventories are net of related reserves. The components of inventories-net are:

	December 31,
	(in thousands)
	2012	2011
Finished Goods	$13,012	$9,325
Work in process	352	1,007
Component parts	3,673	3,778
Service parts	9,135	11,150
	$26,172	$25,260

Note 5 — Property, Plant and Equipment

The components of property, plant and equipment are:

	December 31,
	(in thousands)
	2012	2011
Land	$253	$253
Building and improvements	6,302	6,235
Rental property	5,289	5,289
Furniture and equipment	24,557	23,009
	36,401	34,786
Less accumulated depreciation	(30,544)	(29,527)
	$5,857	$5,259

The estimated useful lives of buildings and improvements and rental property are twenty to twenty-five years.  The estimated useful lives of furniture and equipment range from three to eight years.  Depreciation expense was $1,465,000 and $1,343,000 for 2012 and 2011, respectively.

The Company leases a portion of its headquarters facility to various tenants.  Rent received from these leases totaled $479,000 and $440,000 for 2012 and 2011, respectively.  Future minimum rent payments due to the Company under these lease arrangements are as follows (in thousands):

2013	$404
2014	176
$580

The Company leases office space under various operating leases. Rental expense on these operating leases was approximately $2,406,000 and $2,535,000 for 2012 and 2011, respectively.  Future minimum lease payments under all non-cancelable operating leases are (in thousands):

2013	$1,967
2014	1,386
2015	625
2016	364
2017	367
Thereafter	-
Total	$4,709

Note 6 — Debt

The Company maintains a credit facility which provides borrowing availability up to $20 million (with the option to increase to $30 million) in the form of a line of credit.  This agreement allows the Company, at its option, to borrow funds at the LIBOR rate plus the applicable interest rate spread or at the bank's prime lending rate (3.25% at December 31, 2012).  This agreement expires in June 2014.  At December 31, 2012, the Company did not have any outstanding balance on this line of credit.  The weighted average interest rate paid by the Company was 1.31% during fiscal year 2012.  This agreement contains certain loan covenants including leverage and fixed charge coverage ratios.  In February 2013, the agreement was amended to allow the Company to exclude certain extraordinary or non-recurring non-cash expenses, charges or losses, and certain litigation expenses incurred during the fourth quarter of 2012.  The exclusion of these charges will be applied to the Company's debt covenant calculation through December 31, 2013.  Additionally, as part of this amendment, the Company modified its definition of Earnings before Interest, Taxes, Depreciation and Amortization (EBITDA), to exclude non-cash charges for the remainder of the agreement.  This credit facility is secured by certain assets of the Company.

The Company has a $1.2 million mortgage loan, collateralized by certain real estate.  This mortgage matures on November 1, 2019.  In May 2012, the Company amended its mortgage to reduce the fixed interest rate to 4.05% through October 1, 2014.  Beginning on October 1, 2014 and through the maturity date of the loan, the fixed rate will be converted to a new rate equal to the then-current five year fixed advanced rate charged by the New York Federal Home Loan bank, plus 225 basis points.  The annual mortgage payment including interest through October 1, 2014 totals $207,000.

The Company's future principal payments under its mortgage are as follows (in thousands):

2013	$159
2014	166
2015	160
2016	180
2017	187
Thereafter	391
$1,243

Note 7 — Stock Based Compensation

The Company recognizes all stock-based compensation to employees, including grants of employee stock options and restricted stock awards, in the financial statements as compensation cost over the vesting period based on their fair value on the date of grant.  Total stock-based compensation expense included in selling, general and administrative expense in 2012 and 2011 was $649,000, and $595,000, respectively.  This amount includes $302,000 and $350,000 in 2012 and 2011, respectively, relating to restricted stock awards.  No compensation expense has been capitalized during 2012 and 2011.

The Company has reserved 2,250,000 shares under its 2005 Equity Incentive Plan (EIP).  Stock options under this Plan may be incentive stock options or nonqualified stock options. The Plan also provides for restricted stock awards, including performance based awards.  Stock options are nontransferable other than upon death.  Option grants generally vest over a one to five year period after the grant and typically expire ten years after the date of the grant. The EIP provides for the grant of several different forms of stock-based compensation, including stock options to purchase shares of PAR common stock. The Compensation Committee of the Board of Directors (Compensation Committee) has discretion to determine the material terms and conditions of option awards under the EIP, provided that (i) the exercise price must be no less than the fair market value of PAR common stock (defined as the closing price) on the date of grant, (ii) the term must be no longer than ten years, and (iii) in no event shall the normal vesting schedule provide for vesting in less than one year. Other terms and conditions of an award of stock options will be determined by the Compensation Committee as set forth in the agreement relating to that award. The Compensation Committee has authority to administer the EIP.

Information with respect to stock options included within this plan is as follows:

	No. of Shares (in thousands)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2011	757	$5.47	$38
Options granted	104	4.91
Exercised	(14)	1.72
Forfeited and cancelled	(130)	5.74
Outstanding at December 31, 2012	717	$5.37	$116
Vested and expected to vest at December 31, 2012	704	$5.38	$113
Total shares exercisable as of December 31, 2012	327	$6.02	$50
Shares remaining available for grant	1,277

The weighted average grant date fair value of options granted during the years 2012 and 2011 was $2.04 and $2.32, respectively.  The total intrinsic value of options exercised during the years ended December 31, 2012 and 2011 was $31,000 and $236,000, respectively.  New shares of the Company's common stock are issued as a result of stock option exercises.  The fair value of options at the date of the grant was estimated using the Black-Scholes model with the following assumptions for the respective period ending December 31:

	2012	2011

Expected option life	5.5 years	5.5 years
Weighted average risk-free interest rate	0.9%	2.1%
Weighted average expected volatility	45%	53%
Expected dividend yield	0%	0%

For the years ended December 31, 2012 and 2011, the expected option life was based on the Company's historical experience with similar type options.  Expected volatility is based on historical volatility levels of the Company's common stock over the preceding period of time consistent with the expected life.  The risk-free interest rate is based on the implied yield currently available on U.S. Treasury zero coupon issues with a remaining term equal to the expected life.  Stock options outstanding at December 31, 2012 are summarized as follows:

Range of Exercise Prices	Number Outstanding (in thousands)	Weighted Average Remaining Life	Weighted Average Exercise Price

$3.22 - $4.81	466	7.9 Years	$4.67
$4.88 - $6.01	155	4.3 Years	$5.62
$6.25 - $11.40	96	4.5 Years	$8.41
$3.22 - $11.40	717	6.7 Years	$5.37

At December 31, 2012 the aggregate unrecognized compensation cost of unvested equity awards, as determined using a Black-Scholes option valuation model, was $432,000 (net of estimated forfeitures) which is expected to be recognized as compensation expense in fiscal years 2013 through 2016.

Current year activity with respect to the Company's non-vested restricted stock awards is as follows:

Non-vested shares (in thousands)	Shares	Weighted Average grant-date fair value
Balance at January 1, 2012	101	$3.88
Granted	183	4.86
Vested	(87)	5.18
Forfeited and cancelled	(23)	4.78
Balance at December 31, 2012	174	$4.68

The EIP also provides for the issuance of restricted stock, as well as restricted stock units.  These types of awards can have either service based or performance based vesting with performance goals being established by the Compensation Committee.  Grants of restricted stock with service based vesting are subject to vesting periods ranging from zero to 60 months.  Grants of restricted stock with performance based vesting are subject to a vesting period of 48 months and performance conditions measured by cumulative dilutive earnings per share targets (as defined by the Compensation Committee).  The Company assesses the likelihood of achievement throughout the performance period and recognizes compensation expense associated with its performance awards based on this assessment.  Other terms and conditions applicable to any award of restricted stock will be determined by the Compensation Committee and set forth in the agreement relating to that award.

During 2012 and 2011, the Company issued 183,000 and 40,000 restricted stock awards, respectively, at a per share price of $.02.  Included within the total awards granted during 2012 were 121,000 of performance based restricted stock awards.  During fiscal year 2012, the Company has not recognized any compensation expense associated with its performance based awards as the achievement of the performance target was deemed not probable in the current period.

The fair value of restricted stock awards is based on the average price of the Company's common stock on the date of grant.  The weighted average grant date fair value of restricted stock awards granted during the years 2012 and 2011 was $4.86 and $4.08, respectively.  In accordance with the terms of the restricted stock award agreements, the Company released 87,000 and 64,000 shares during 2012 and 2011, respectively.  During the year, there were 23,000 shares of restricted stock cancelled, all of which were performance based restricted shares.  No restricted stock awards were cancelled during 2011.

Note 8— Income Taxes

The benefit for income taxes from continuing operations consists of:

	Year ended December 31,
	(in thousands)
	2012	2011

Current income tax:
Federal	$(206)	$(198)
State	160	153
Foreign	582	437
	536	392
Deferred income tax:
Federal	(1,650)	(7,777)
State	(300)	(55)
	(1,950)	(7,832)
Benefit for income taxes	$(1,414)	$(7,440)

Deferred tax expense related to discontinued operations was $793,000 during 2012 compared to a deferred tax benefit of $1.3 million at December 31, 2011.

Deferred tax liabilities (assets) are comprised of the following at:

	December 31,
	(in thousands)
	2012	2011

Deferred tax liabilities:
Software development costs	$3,740	$4,003
Gross deferred tax liabilities	3,740	4,003

Deferred tax assets:
Allowances for bad debts and inventory	(3,640)	(6,608)
Capitalized inventory costs	(125)	(107)
Intangible assets	(4,119)	(4,792)
Employee benefit accruals	(1,805)	(1,848)
Federal net operating loss carryforward	(8,122)	(3,722)
State net operating loss carryforward	(957)	(493)
Tax credit carryforwards	(4,006)	(3,879)
Foreign currency	(147)	(191)
Other	(334)	(361)
Gross deferred tax assets	(23,255)	(22,001)

Less valuation allowance	2,198	2,153

Net deferred tax assets	$(17,317)	$(15,845)

The Company has Federal tax credit carryforwards of $3.7 million that expire in various tax years from 2014 to 2026.  The Company has a Federal operating loss carryforward of $21.1 million that expires in various tax years through 2031.  Of the operating loss carryforward, $1.5 million will result in a benefit within additional paid in capital when realized.  The Company also has state tax credit carryforwards of $331,000 and state net operating loss carryforwards of $13.0 million which expire in various tax years through 2030.  In assessing the ability to realize deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  As a result of this analysis and based on the current year's taxable loss, management determined that it is more likely than not that the future benefit associated with the foreign tax credit carryforwards and certain state tax credits and loss carryforwards will not be realized.  As a result, the Company recorded tax expense associated with an additional deferred tax asset valuation allowance of $44,000 and $655,000 for 2012 and 2011, respectively.

The Company records the benefits relating to uncertain tax positions only when it is more likely than not (likelihood of greater than 50%), based on technical merits, that the position would be sustained upon examination by taxing authorities. Tax positions that meet the more likely than not threshold are measured using a probability-weighted approach as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement.   At December 31, 2012, the Company's reserve for uncertain tax positions is not material and the Company believes it has adequately provided for its tax-related liabilities.  The Company is no longer subject to United States federal income tax examinations for years before 2008.  The provision (benefit) for income taxes differed from the provision computed by applying the Federal statutory rate to income (loss) from continuing operations before taxes due to the following:

	Year ended December 31,
	2012	2011
Federal statutory tax rate	(35.0)%	(35.0)%
State taxes	(6.2)	0.3
Non deductible expenses	6.4	0.7
Tax credits	0.0	(2.9)
Foreign subsidiary liquidation	(6.3)	0.0
Foreign income tax rate differential	(5.8)	(0.3)
Valuation allowance	1.3	0.9
Other	1.1	0.5
	(44.5)%	(35.8)%

Note 9 — Employee Benefit Plans

The Company has a deferred profit-sharing retirement plan that covers substantially all employees. The Company's annual contribution to the plan is discretionary. The Company's contribution to the plan was $100,000 in 2012 and $626,000 in 2011.  The plan also contains a 401(k) provision that allows employees to contribute a percentage of their salary up to the statutory limitation.  These contributions are matched at the rate of 10% by the Company. The Company's matching contributions under the 401(k) component were $349,000 and $352,000 in 2012 and 2011, respectively.

The Company also maintains an incentive-compensation plan. Participants in the plan are key employees as determined by the Board of Directors and executive management. Compensation under the plan is based on the achievement of predetermined financial performance goals of the Company and its subsidiaries.  Awards under the plan are payable in cash.  Awards under the plan totaled $521,000 and $558,000, in 2012 and 2011, respectively.

The Company also sponsors a Deferred Compensation Plan for a select group of highly compensated employees that includes the Executive Officers.  Participants may make elective deferrals of their salary to the plan in excess of tax code limitations that apply to the Company's qualified plan.  The Company invests the participants' deferred amounts to fund these obligations.  The Company also has the sole discretion to make employer contributions to the plan on behalf of the participants, though it did not make any employer contributions in 2012 or 2011.

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

The Company has two reportable segments, Hospitality and Government.  The Hospitality segment offers integrated solutions to the hospitality industry.  These offerings include industry leading hardware and software applications utilized at the point-of-sale, back of store and corporate office.  This segment also offers customer support including field service, installation, and twenty-four hour telephone support and depot repair.  The Government segment performs complex technical studies, analysis, and experiments, develops innovative solutions, and provides world-class on-site engineering in support of advanced defense, security, and aerospace systems.  This segment also provides affordable expert on-site services for operating and maintaining U.S. Government-owned communication assets.

Information as to the Company's segments is set forth below.  Amounts below exclude discontinued operations.

	Year ended December 31,
	(in thousands)
	2012	2011
Revenues:
Hospitality	$156,668	$160,482
Government	88,491	68,941
Total	$245,159	$229,423

Operating income (loss) :
Hospitality	$(8,303)	$(24,542)
Government	4,969	4,344
Other	(649)	(594)
	(3,983)	(20,792)
Other income, net	876	203
Interest expense	(69)	(211)
Income from continuing operations before provision for income taxes	$(3,176)	$(20,800)

Identifiable assets:
Hospitality	$88,298	$89,135
Government	9,012	12,617
Other	26,455	11,009
Total	$123,765	$112,761

Goodwill:
Hospitality	$6,116	$6,116
Government	736	736
Total	$6,852	$6,852

Depreciation and amortization:
Hospitality	$8,273	$2,199
Government	78	78
Other	372	371
Total	$8,723	$2,648

Capital expenditures including software costs:
Hospitality	$5,247	$8,121
Government	38	20
Other	46	144
Total	$5,331	$8,285

The following table presents revenues by country based on the location of the use of the product or services.

	December 31,
	2012	2011
United States	$209,683	$198,764
Other Countries	35,476	30,659
Total	$245,159	$229,423

The following table presents assets by country based on the location of the asset.

	December 31,
	2012	2011
United States	$107,149	$100,310
Other Countries	16,616	12,451
Total	$123,765	$112,761

Customers comprising 10% or more of the Company's total revenues are summarized as follows:

	December 31,
	2012	2011
Hospitality segment:
McDonald's Corporation	20%	29%
Yum! Brands, Inc.	15%	13%
Government segment:
U.S. Department of Defense	36%	30%
All Others	29%	28%
	100%	100%

Note 12 — Fair Value of Financial Instruments

The Company's financial instruments have been recorded at fair value using available market information and valuation techniques.  The fair value hierarchy is based upon three levels of input, which are:
Level 1 − quoted prices in active markets for identical assets or liabilities (observable)
Level 2 − inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in inactive markets, or other inputs that are observable market data for essentially the full term of the asset or liability (observable)
Level 3 − unobservable inputs that are supported by little or no market activity, but are significant to determining the fair value of the asset or liability (unobservable)

The Company's financial instruments consist primarily of cash and cash equivalents, trade receivables, trade payables and debt instruments. For cash and cash equivalents, trade receivables and trade payables, the carrying amounts of these financial instruments as of December 31, 2012 and 2011 were considered representative of their fair values.  The estimated fair value of the Company's long-term debt at December 31, 2012 and 2011 was based on variable and fixed interest rates at December 31, 2012 and 2011, respectively, for new issues with similar remaining maturities and approximates the respective carrying values at December 31, 2012 and 2011.

The deferred compensation assets and liabilities primarily relate to the Company's Deferred Compensation Plan, which allows for pre-tax salary deferrals for certain key employees (see note 9). Changes in the fair value of the deferred compensation liabilities are derived using quoted prices in active markets of the asset selections made by the participants. The deferred compensation liabilities are classified within Level 2, as defined under U.S. GAAP, because their inputs are derived principally from observable market data by correlation to the hypothetical investments. The Company holds insurance investments to partially offset the Company's liabilities under the Deferred Compensation Plan, which are recorded at fair value each period using the cash surrender value of the insurance investments.

Note 13 — Related Party Transactions

The Company leases its corporate wellness facility to related parties at a current rate of $9,775 per month. The Company receives a complimentary membership to this facility which is provided to all employees.  During 2012 and 2011 the Company received rental income amounting to $117,300 for the lease of the facility in each year.

Note 14 — Subsequent Events

The Company has evaluated subsequent events for potential recognition and/or disclosure and there were none identified.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAR TECHNOLOGY CORPORATION

March 13, 2013	/s/Paul B. Domorski
Paul B. Domorski
Chairman & Chief Executive Officer
_________________________
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/Paul B. Domorski
Paul B. Domorski	President & Chief Executive Officer	March 13, 2013

/s/John W. Sammon
John W. Sammon	Director, Chairman Emeritus	March 13, 2013

/s/ Sangwoo Ahn
Sangwoo Ahn	Director	March 13, 2013

/s/ James A. Simms
James A. Simms	Director	March 13, 2013

/s/ Kevin R. Jost
Kevin R. Jost	Director	March 13, 2013

/s/ Ronald J. Casciano
Ronald J. Casciano	Sr. Vice President, Chief Financial Officer and Treasurer	March 13, 2013

/s/ Steven Malone
Steven Malone	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	March 13, 2013

List of Exhibits

Exhibit No.	Description of Instrument
3.1	Certificate of Incorporation, as amende	Filed as Exhibit 3(i) to the quarterly report on Form 10Q for the period ended June 30, 2006, of PAR Technology Corporation and incorporated herein by reference.

3.3	By-laws, as amended.	Filed as Exhibit 3.1 to Registration Statement on Form S-2 (Registration No. 333-04077) of PAR Technology Corporation incorporated herein by reference.

4	Specimen Certificate representing the Common Stock.	Filed as Exhibit 4 to Registration Statement on Form S-2 (Registration No. 333-04077) of PAR Technology Corporation incorporated herein by reference.

10.1	Letter of Agreement with Sanmina– SCI Corporation	Filed as Exhibit 10.1 to Form S-3/A (Registration No. 333-102197) of PAR Technology Corporation incorporated herein by reference.

10.2	JP Morgan term loan.	Filed as Exhibit 10.3 to Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.

10.3	2005 Equity Incentive Plan of PAR Technology Corporation	Filed as Exhibit 4.2 to Form S-8 (Registration No. 333-137647) of PAR Technology Corporation and incorporated herein by reference.

10.4	Form of Stock Option Award Agreement	Filed as Exhibit 4.3 to Form S-8 (Registration No. 333-137647) of PAR Technology Corporation and incorporated herein by reference.

10.5	Form of Restricted Stock Award Agreement	Filed as Exhibit 4.4 to Form S-8 (Registration No. 333-137647) of PAR Technology Corporation and incorporated herein by reference.

10.6	Pledge and Security Agreement with JP Morgan Chase	Filed as Exhibit 10.2 to Form 8-K dated June 16, 2008 of PAR Technology Corporation and incorporated herein by reference.

List of Exhibits (Continued)

Exhibit No.	Description of Instrument
10.7	Employment Agreement Between ParTech, Inc. and A. Edwin Soladay	Filed as Exhibit 10(iii)(A) to Form 10-Q for the quarter ended March 31, 2009 and Incorporated herein by reference.

10.8	Employment Agreement Between PAR Technology Corporation and Ronald J. Casciano.	Filed as Exhibit 10(iii)(A) to Form 10-K for the year ended December 31, 2010 and Incorporated herein by reference.

10.9	April 2011 – Employment Agreement Between PAR Technology Corporation and Paul B. Domorski.	Filed as an Exhibit 10(iii)(A) to Form 10-Q for the quarter ended June 30, 2011 and incorporated herein by reference.

10.10	June 2011 – Amended and Restated Credit Agreement with JPMorgan Chase Bank, N.A; NBT Bank, N.A.; Alliance Bank, N.A.	Filed as an Exhibit 10.1 to Form 8-K dated June 6, 2011 of PAR Technology Corporation and incorporated herein by reference.

10.11	June 2011 - Amendment No. 1 to Pledge and Security Agreement with JPMorgan Chase Bank, N.A.	Filed as an Exhibit 10.2 to Form 8-K dated June 6, 2011 of PAR Technology Corporation and incorporated herein by reference.

10.12	December 2011 – Waiver and Consent among PAR Technology Corporation, JPMorgan Chase Bank, N.A; NBT Bank, N.A.; Alliance Bank, N.A.

10.13 ***
December 2011 - Asset Purchase and Sale Agreement by and between PAR Technology Corporation , PAR Government Systems Corporation, PAR Logistics Management Systems Corporation and  ORBCOMM Inc.
and PLMS Acquisition, LLC.

10.14	February 2013 - Amendment No. 2 to Pledge and Security Agreement with JPMorgan Chase Bank, N.A.

22	Subsidiaries of the registrant

23.1	Consent of Independent Registered Public Accounting Firm
23.2	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chairman of the Board and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Sr. Vice President, Chief Financial Officer, and Treasurer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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