Form 10-K/A
period 2012-12-31
PAR TECHNOLOGY CORP
filed 2013-03-14
CIK 708821

UNITED STATES
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

Explanatory Note

The purpose of this Amendment No.1 to our Annual Report on Form 10-K for the period ended December 31, 2012 ("Form 10-K"), as filed with the Securities and Exchange Commission ("SEC") on March 13, 2013, is to furnish Exhibits 101 to the Form 10-K, which provide certain items from our Form 10-K formatted in eXtensible Business Reporting Language ("XBRL"). Exhibits 101 were not previously disclosed in Item 15. Exhibits, Financial Statement Schedules, in the Form 10-K as filed with the SEC on March 13, 2013.

No other changes have been made to the Form 10-K other than the furnishing of the exhibits described above. This Amendment No. 1 does not reflect subsequent events occurring after the original date of the Form 10-K or modify or update in any way disclosures made in the Form 10-K, or exhibits filed as part of the Form 10-K.

Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibits 101 to this Annual Report on Form 10-K shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and shall not be deemed "filed" with or a part of any registration statement or prospectus into which the Form 10-K (or this Amendment No. 1 thereto) is incorporated by reference for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or otherwise subject to the liabilities of any of those sections.

 Item 15.  Exhibits, Financial Statement Schedules

List of Exhibits

(a)	Exhibits

Exhibit No.	Description of Instrument
101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAR TECHNOLOGY CORPORATION

March 14, 2013	/s/Steven M. Malone
Steven M. Malone
Vice President, Controller and Chief Accounting Officer