Form 10-Q
period 2013-03-31
PAR TECHNOLOGY CORP
filed 2013-05-09
CIK 708821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2013.  Commission File Number 1-9720
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of "large accelerated filer", "accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer ☐ 	Accelerated Filer ☐ 	Non Accelerated Filer ☐	Smaller Reporting Company ☒
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐ No  ☒

The number of shares outstanding of registrant's common stock, as of May 1, 2013 – 15,380,441 shares.

PAR TECHNOLOGY CORPORATION

FORM 10-Q

PART I
FINANCIAL INFORMATION

Item Number		Page

Item 1.	Financial Statements (unaudited)

	Consolidated Statements of Operations	1
	for the three months ended March 31, 2013 and March 31, 2012

	Consolidated Statements of Comprehensive Income (Loss)	2
	for the three months ended March 31, 2013 and March 31, 2012

	Consolidated Balance Sheets at March 31, 2013 and	3
	December 31, 2012

	Consolidated Statements of Cash Flows for the three months ended	4
	March 31, 2013 and March 31, 2012

	Notes to Unaudited Interim Consolidated Financial Statements	5

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4.	Controls and Procedures	20

	PART II
	OTHER INFORMATION

Item 1A.	Risk Factors	21

Item 4.	Mine Safety Disclosures	21

Item 5.	Other Information	21

Item 6.	Exhibits	22

Signatures		23

Exhibit Index		24

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements
PAR TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	For the three months ended March 31,
	2013	2012
Net revenues:
Product	$23,916	$20,170
Service	16,020	15,379
Contract	26,738	20,044
	66,674	55,593
Costs of sales:
Product	16,473	10,977
Service	11,552	10,565
Contract	25,479	18,983
	53,504	40,525
Gross margin	13,170	15,068
Operating expenses:
Selling, general and administrative	10,205	10,143
Research and development	4,140	3,549
Amortization of identifiable intangible assets	-	153
	14,345	13,845

Operating income (loss) from continuing operations	(1,175)	1,223
Other income (expense), net	(34)	573
Interest expense	(13)	(21)
Income (loss) from continuing operations before provision for income taxes	(1,222)	1,775
Benefit (provision) for income taxes	853	(740)
Income (loss) from continuing operations	(369)	1,035
Discontinued operations
Income (loss) on discontinued operations (net of tax)	(15)	1,430
Net Income (loss)	$(384)	$2,465
Basic Earnings per Share:
Income (loss) from continuing operations	(.02)	0.07
Income (loss) from discontinued operations	(.00)	0.09
Net Income (loss)	$(.03)	$0.16
Diluted Earnings per Share:
Income (loss) from continuing operations	(.02)	0.07
Income (loss) from discontinued operations	(.00)	0.09
Net Income (loss)	$(.03)	$0.16
Weighted average shares outstanding
Basic	15,154	15,083
Diluted	15,154	15,162
See accompanying notes to consolidated financial statements

PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	For the three months ended March 31,
	2013	2012
Net income (loss)	$(384)	$2,465
Other comprehensive income (loss) net of tax:
Foreign currency translation adjustments	(317)	150
Comprehensive income (loss)	$(701)	$2,615

See accompanying notes to consolidated financial statements

PAR TECHNOLOGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	March 31,	December 31,
Assets	2013 Unaudited	2012
Current assets:
Cash and cash equivalents	$14,121	$19,475
Accounts receivable-net	28,137	29,890
Inventories-net	25,835	26,172
Deferred income taxes	12,451	11,037
Other current assets	3,492	3,236
Escrow receivable	828	828
Total current assets	84,864	90,638
Property, plant and equipment - net	5,588	5,857
Deferred income taxes	5,726	6,280
Goodwill	6,852	6,852
Intangible assets - net	12,316	11,747
Other assets	2,605	2,391
Total Assets	$117,951	$123,765
Liabilities and Shareholders' Equity
Current liabilities:
Current portion of long-term debt	$161	$159
Accounts payable	16,393	21,216
Accrued salaries and benefits	6,544	6,397
Accrued expenses	2,542	4,467
Customer deposits	885	1,380
Deferred service revenue	14,789	12,522
Income taxes payable	288	547
Total current liabilities	41,602	46,688
Long-term debt	1,043	1,084
Other long-term liabilities	3,429	3,030
Liabilities of discontinued operations	104	141
Total liabilities	46,178	50,943
Commitments and contingencies
Shareholders' Equity:
Preferred stock, $.02 par value, 1,000,000 shares authorized	-	-
Common stock, $.02 par value, 29,000,000 shares authorized;
17,043,128 and 17,038,405 shares issued;
15,335,441 and 15,330,718 outstanding	341	341
Capital in excess of par value	43,313	43,661
Retained earnings	34,374	34,758
Accumulated other comprehensive loss	(421)	(104)
Treasury stock, at cost, 1,707,687 and 1,707,687 shares	(5,834)	(5,834)
Total shareholders' equity	71,773	72,822
Total Liabilities and Shareholders' Equity	$117,951	$123,765

See accompanying notes to consolidated financial statements

PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the three months ended
	March 31,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$(384)	$2,465
(Income) loss from discontinued operations	15	(1,430)
Adjustments to reconcile net income to net cash provided by (used in)
operating activities:
Unrealized gain on investments	-	(361)
Depreciation and amortization	544	825
Provision for bad debts	190	160
Provision for obsolete inventory	651	750
Equity based compensation	(346)	165
Deferred income tax	(860)	1,650
Changes in operating assets and liabilities:
Accounts receivable	1,562	3,246
Inventories	(314)	(1,414)
Income tax payable	(258)	2
Other current assets	(256)	(37)
Other assets	(217)	(191)
Accounts payable	(4,820)	744
Accrued salaries and benefits	146	(785)
Accrued expenses	(1,925)	(593)
Customer deposits	(495)	(486)
Deferred service revenue	2,267	2,522
Other long-term liabilities	385	255
Net cash provided by (used in) operating activities-continuing operations	(4,115)	7,487
Net cash used in operating activities-discontinued operations	(37)	(2,281)
Net cash provided by (used in) operating activities	(4,152)	5,206
Cash flows from investing activities:
Capital expenditures	(184)	(494)
Capitalization of software costs	(661)	(679)
Sale of investments	-	(750)
Proceeds from sale of business	-	4,000
Net cash provided by (used in) investing activities-continuing operations	(845)	2,077
Net cash provided by (used in) investing activities-discontinued operations	-	-
Net cash provided by (used in) investing activities	(845)	2,077
Cash flows from financing activities:
Payments of long-term debt	(39)	(485)
Proceeds from the exercise of stock options	(1)	23
Net cash used in financing activities-continuing operations	(40)	(462)
Net cash used in financing activities-discontinued operations	-	-
Net cash used in financing activities	(40)	(462)
Effect of exchange rate changes on cash and cash equivalents	(317)	145
Net increase (decrease) in cash and cash equivalents	(5,354)	6,966
Cash and cash equivalents at beginning of period	19,475	7,742
Cash and cash equivalents at end of period	14,121	14,708
Less cash and equivalents of discontinued operations at end of period	-	-
Cash and equivalents of continuing operations at end of period	$14,121	$14,708
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	13	21
Income taxes, net of (refunds)	269	(4)
See accompanying notes to consolidated financial statements

PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Summary of Significant Accounting Policies

The accompanying unaudited interim consolidated financial statements have been prepared by PAR Technology Corporation (the "Company" or "PAR") in accordance with U.S. generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements.  Accordingly, these interim financial statements do not include all information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of the Company, such unaudited statements include all adjustments (which comprise only normal recurring accruals) necessary for a fair presentation of the results for such periods.  The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results of operations to be expected for any future period.  The consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2012 included in the Company's December 31, 2012 Annual Report to the Securities and Exchange Commission on Form 10-K.

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

During the first quarter of fiscal year 2012, the Company sold substantially all of the assets of its Logistics Management business, PAR Logistics Management Systems Corporation (LMS) to ORBCOMM Inc., including but not limited to accounts receivable, inventory, equipment, intellectual property, and customer contracts.  The transaction closed on January 12, 2012.   The results of operations of LMS for three months ended March 2013 and 2012 have been recorded as discontinued operations in accordance with Accounting Standards Codification (ASC) 205-20, Presentation of Financial Statements – Discontinued Operations.

Note 2 — Discontinued Operations

On January 12, 2012, PAR Technology Corporation completed its previously announced sale of substantially all of the assets of the PAR Logistics Management Systems Corporation (LMS) to ORBCOMM Inc. ("ORBCOMM").

The consideration payable by ORBCOMM at the closing with respect to substantially all the assets of LMS aggregates $6,123,000 comprised of $4,000,000 in cash and $2,123,000 in shares of common stock of ORBCOMM Inc. (the Closing Consideration).  Of the equity consideration, $1,274,000 (based on the fair value as of the date of closing) was held in escrow to settle future claims, with release dates of August 2012 and April 2013.  During the second quarter of 2012, the Company liquidated its common stock investment of ORBCOMM Inc..  Of the total proceeds from the liquidation, $828,000 remains in escrow as of March 31, 2013.

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

As of March 31, 2013, the Company has not recorded any amount associated with this contingent consideration as the targets were not met for 2012 and it does not believe achievement of the remaining targets are probable.

Summarized financial information for the Company's discontinued operations is as follows (in thousands):

	March 31,	December 31,
	2013	2012
Assets
Cash	$-	$-
Accounts receivable - net	-	-
Inventories	-	-
Other assets	-	-
Total assets of discontinued operations	$-	$-

Liabilities
Accounts payable and accrued expenses	$104	$141
Accrued salaries and benefits	-	-
Other liabilities	-	-
Total liabilities of discontinued operations	$104	$141

Operations	For the three months ended March 31, 2013	For the three months ended March 31, 2012
Total revenues	$-	$136

Loss from discontinued operations before income taxes	$(22)	$(248)
Gain on disposition	-	2,588
(Provision) benefit for income taxes	7	(910)
Income (loss) from discontinued operations	$(15)	$1,430

Note 3 — Accounts Receivable
	(in thousands)
	March 31,	December 31,
	2013	2012
Government segment:
Billed	$11,121	$11,226
Advanced billings	(4,203)	(3,561)
	6,918	7,665
Hospitality segment:
Accounts receivable - net	21,219	22,225
	$28,137	$29,890

At March 31, 2013 and December 31, 2012, the Company had recorded allowances for doubtful accounts of $525,000 and $541,000, respectively, against Hospitality accounts receivable.

Note 4 — Inventories

Inventories are primarily used in the manufacture and service of Hospitality products.  The components of inventory consist of the following:

	(in thousands)
	March 31,	December 31,
	2013	2012
Finished Goods	$13,084	$13,012
Work in process	503	352
Component parts	3,386	3,673
Service parts	8,862	9,135
	$25,835	$26,172

Note 5 — Identifiable intangible assets

The Company capitalizes certain costs related to the development of computer software sold by its Hospitality segment. Software development costs incurred prior to establishing technological feasibility are charged to operations and included in research and development costs in the period the costs are incurred.  Software development costs incurred after establishing technological feasibility (as defined within ASC 985-20) are capitalized and amortized on a product-by-product basis when the product is available for general release to customers.  Software costs capitalized during the three months ended March 31, 2013 were $661,000.  Capitalized software for the three months ended March 31, 2012 was $679,000.

Annual amortization, charged to cost of sales when the product is available for general release to customers, is computed using the greater of (a) the straight-line method over the remaining estimated economic life of the product, generally three to seven years or (b) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product. Amortization of capitalized software costs for the three months ended March 31, 2013 was $92,000.  Amortization for the three months ended March 31, 2012 was $366,000.

The Company acquired identifiable intangible assets in connection with its acquisitions in prior years.  Amortization for the three months ended March 31, 2012 was $153,000.  The related intangible assets were fully amortized in 2012.

The components of identifiable intangible assets are:

	(in thousands)
	March 31,	December 31,
	2013	2012
Acquired and internally developed software costs	$12,649	$11,988
Trademarks (non-amortizable)	1,800	1,800
	14,449	13,788
Less accumulated amortization	(2,133)	(2,041)
	$12,316	$11,747

The future amortization of these intangible assets assuming straight-line amortization of capitalized software costs is as follows (in thousands):

2013	$1,241
2014	1,667
2015	1,567
2016	1,539
2017	1,514
Thereafter	2,988
Total	$10,516

Note 6 — Stock Based Compensation

The Company applies the fair value recognition provisions of ASC Topic 718 Stock-Based Compensation.  The Company recorded a net benefit for stock-based compensation included within operating expenses for the three months ended March 31, 2013 of $346,000.  This amount was recorded net of benefit of $462,000, as the result of forfeitures of unvested stock awards prior to the completion of the requisite service period. Total stock-based compensation expense included within operating expenses for the three months ended March 31, 2012 was $165,000.  At March 31, 2013, the unrecognized compensation expense related to non-vested equity awards was $150,000 (net of estimated forfeitures), which is expected to be recognized as compensation expense in fiscal years 2013 through 2016.

During 2012, the Company's issued approximately 183,000 restricted stock awards to various employees at a per share price of $0.02.  The awards were approved by the Compensation Committee of its Board of Directors under the 2005 Equity Incentive Plan.  Included in the shares granted are 121,000 performance based restricted stock which vest upon the achievement of financial goals from fiscal years 2012 through 2014.  These grant agreements expire if the related performance conditions are not met by December 31, 2014.  The Company has not recognized any compensation expense associated with these performance based awards as the achievement of the performance target was not deemed probable during the current period.

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

For the three months ended March 31, 2013 there were no anti-dilutive stock options outstanding as the Company reported a net loss for the period.  For the three months ended March 31, 2012, there were 643,000 anti-dilutive stock options outstanding.

The following is a reconciliation of the weighted average shares outstanding for the basic and diluted EPS computations (in thousands, except per share data):

	For the three months
	ended March 31,
	2013	2012
Income (loss) from continuing operations	$(369)	$1,035

Basic:
Shares outstanding at beginning of period	15,154	15,051
Weighted average shares issued during the period, net	-	32
Weighted average common shares, basic	15,154	15,083
Income (loss) from continuing operations per common share, basic	$(0.02)	$0.07
Diluted:
Weighted average common shares, basic	15,154	15,083
Dilutive impact of stock options and restricted stock awards	-	79
Weighted average common shares, diluted	15,154	15,162
Income (loss) from continuing operations per common share, diluted	$(0.02)	$0.07

Note 8 — Segment and Related Information

The Company's reportable segments are strategic business units that have separate management teams and infrastructures that offer different products and services.

The Company has two reportable segments, Hospitality and Government.  The Hospitality segment offers integrated solutions to the hospitality industry.  These offerings include industry leading hardware and software applications utilized at restaurants, resorts, hotels and spas.  In addition, the Company also provides technology in support of food safety and task management.  This segment offers customer support including field service, installation, twenty-four hour telephone support and depot repair.  The Government segment develops and delivers geospatial and full motion video solutions to federal/state governments and industry; and provides communications and information technology support services to the United States Department of Defense.  Intersegment sales and transfers are not significant.

Information noted as "Other" primarily relates to the Company's corporate, home office operations.

Information as to the Company's segments is set forth below.  Amounts below exclude discontinued operations.

	(in thousands)
	For the three months
	ended March 31,
	2013	2012
Revenues:
Hospitality	$39,936	$35,549
Government	26,738	20,044
Total	$66,674	$55,593

Operating income (loss) from continuing operations:
Hospitality	$(1,722)	$366
Government	1,222	1,021
Other	(675)	(164)
	(1,175)	1,223
Other income, net	(34)	573
Interest expense	(13)	(21)
Income from continuing operations before provision for income taxes	$(1,222)	$1,775

Depreciation and amortization:
Hospitality	$369	$743
Government	12	19
Other	163	63
Total	$544	$825

Capital expenditures:
Hospitality	$772	$1,131
Government	-	-
Other	73	42
Total	$845	$1,173

Revenues by geographic area:
United States	$58,015	$48,365
Other Countries	8,659	7,228
Total	$66,674	$55,593

The following table represents identifiable assets by business segment:

	(in thousands)
	March 31, 2013	December 31, 2012

Identifiable assets:
Hospitality	$82,248	$88,298
Government	8,115	9,012
Other	27,588	26,455
Total	$117,951	$123,765

The following table represents identifiable assets by geographic area based on the location of the assets:

	(in thousands)
	March 31,	December 31,
	2013	2012
United States	$101,308	$107,149
Other Countries	16,643	16,616
Total	$117,951	$123,765

The following table represents Goodwill by business segment:

	(in thousands)
	March 31,	December 31,
	2013	2012
Hospitality	$6,116	$6,116
Government	736	736
Total	$6,852	$6,852

Customers comprising 10% or more of the Company's total revenues are summarized as follows:

	For the Three Months Ended March 31,
	2013	2012
Hospitality segment:
McDonald's Corporation	13%	16%
Yum! Brands, Inc.	15%	14%
Government segment:
U.S. Department of Defense	40%	36%
All Others	32%	34%
	100%	100%

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

The Company is focused on expanding four distinct parts of its Hospitality businesses.  First, it is investing in new product offerings which include upgrades to its hardware product portfolio as well as the market introduction and deployment of ATRIO®, its next generation, cloud-based property management software for the Hotel/Resort/Spa market.  Second, the Company is investing in the enhancement of existing software and the development of the Company's SureCheck® product for food safety and task management applications.  Third, the Company continues to work on building more robust and extensive third-party distribution channels.  Fourth, as the Company's customers continue to expand in international markets, PAR has created an international infrastructure focused on that expansion.

The Quick Serve Restaurant (QSR) market, PAR's primary market, continues to perform well for the majority of large, international companies, despite worldwide macroeconomic uncertainty.  However, the Company has seen an impact of these current economic conditions on smaller, regional QSR organizations, whose business is slowing because of higher unemployment and lack of consumer confidence in certain regions.  The Company is continuing to reassess the alignment of its product and service offerings to support improved operational efficiency and profitability going forward.  These conditions could have a material adverse impact on the Company's significant estimates, specifically the fair value of its assets related to its legacy products.

      Approximately 40% of the Company's revenues are generated by its Government business.  The Company's focus is to expand two separate aspects of its Government business: services and solutions. Through outstanding performance of existing service contracts and investing in enhancing its business development staff and processes, the Company is able to consistently win renewal of expiring contracts, extend existing contracts, and secure additional new business.  With its intellectual property and investment in new technologies, the Company provides solutions to the U.S. Department of Defense and other federal/state agencies with systems integration, products and highly-specialized services.  The general uncertainty in U.S. defense total workforce policies (military, civilian and contract), procurement cycles and spending levels for the next several years may impact the performance of this business segment.

Results of Operations —
Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

During the first quarter of fiscal year 2012, the Company sold substantially all of the assets of its Logistics Management business, PAR Logistics Management Systems Corporation (LMS) to ORBCOMM Inc., including but not limited to accounts receivable, inventory, equipment, intellectual property, and customer contracts.  The transaction closed on January 12, 2012.   The results of operations of LMS for the periods presented ending March 31, 2013 and 2012 have been recorded as discontinued operations in accordance with Accounting Standards Codification (ASC) 205-20, Presentation of Financial Statements – Discontinued Operations.  All prior period amounts have been reclassified to conform to the current period presentation.  Refer to Note 2 "Discontinued Operations" in the Notes to the Consolidated Financial Statements for further discussion.

PAR reported revenues of $66.7 million for the quarter ended March 31, 2013, an increase of 20% from the $55.6 million reported for the quarter ended March 31, 2012.  PAR reported a net loss from continuing operations of $369,000 or $0.02 per diluted share for the first quarter of 2013 versus net income of $1.0 million or $0.07 per diluted share for the same period in 2012.  During the quarter, PAR reported a net loss from discontinued operations of $15,000 or $0.00 per diluted share versus net income from discontinued operations of $1.4 million or $0.09 per diluted share for the same period in 2012.

Product revenues were $23.9 million for the quarter ended March 31, 2013, an increase of 18% from the $20.2 million recorded in 2012.  This increase was the result of increased domestic sales to YUM! Brands® and Carl's Jr.® units of CKE Restaurants, Inc.® as PAR continues the roll out of their significant technology upgrade program.  Additionally, international product revenue was up 19.8% as the result of terminal upgrades to McDonald's® and YUM! Brands in various countries.  Partially offsetting this increase was a decrease in sales of the Company's SureCheck product, which included a significant launch customer in the first quarter of 2012.

Service revenue primarily includes installation, software maintenance, training, twenty-four hour help desk support and various depot and on-site service options.  Service revenues were $16.0 million for the quarter ended March 31, 2013, an increase of 4% from the $15.4 million reported for the same period in 2012.  This increase was associated with an increase of installation revenue to commensurate with the related increase of product revenue in the Company's Hospitality businesses.  Additionally, the improvement was driven by an increase in software maintenance revenue due to higher software sales in 2012 as well as an increase in professional services revenue associated with the deployment of the Company's SureCheck product in the quarter.

Contract revenues were $26.7 million for the quarter ended March 31, 2013, compared to $20.0 million reported for the same period in 2012.  This increase is mostly attributable to the Company's new Intelligence, Surveillance, and Reconnaissance (ISR) systems integration contract with the U.S. Army.

Product margins for the quarter ended March 31, 2013 were 31.2%, a decrease from 45.6% for the same period in 2012.  This decrease was driven by an unfavorable product mix resulting from a reduction in the amount of software revenue due to lower sales associated with the Company's SureCheck software product.

Service margins were 27.9% for the quarter ended March 31, 2013, a decrease from the 31.3% recorded for the same period in 2012 as a result of an unfavorable mix of service offerings.

Contract margins were 4.7% for the quarter ended March 31, 2013, compared to 5.3% for the same period in 2012.  This decrease is due to certain investments being made in our ISR capabilities.  The most significant components of contract costs in 2013 and 2012 were labor and fringe benefits.  For the first quarter of 2013, labor and fringe benefits were $10.4 million or 41% of contract costs compared to $10.6 million or 56% of contract costs for the same period in 2012.  This decrease in percentage is mostly attributable to the amount of subcontract pass through revenue associated with the Company's new ISR systems integration contract with the U.S. Army.

Selling, general and administrative expenses for the quarter ended March 31, 2013 were $10.2 million, a slight increase compared to $10.1 million recorded for the same period in 2012.  The slight increase is attributable to costs primarily incurred from separation costs and litigation related matters that were resolved during the quarter, partially offset by reduced sales and marketing expenses as the Company executes upon expense management initiatives.

Research and development expenses were $4.1 million for the quarter ended March 31, 2013, an increase from the $3.5 million recorded for the same period in 2012.  This increase was associated with software development costs for certain products within the Hospitality segment due to the Company's continued investment in our product offerings.

The Company acquired identifiable intangible assets in connection with its acquisitions in prior years.  Amortization for the three months ended March 31, 2012 was $153,000.  The related intangible assets were fully amortized in 2012.

Other expense, net was $34,000 for the quarter ended March 31, 2013 compared to income of $573,000 for the same period in 2012.  Other income/expense primarily includes unrealized gains/losses on the Company's investments, rental income, finance charges and foreign currency gains and losses.  During 2012, the Company received shares of ORBCOMM Inc. common stock as part of the consideration from the sale of its LMS business to ORBCOMM Inc.  The Company classified this investment as a trading security, and therefore recorded the fair value adjustment as a component of Other income, net.  As a result of this classification, the Company recorded $361,000 of unrealized gains during Q1 2012 and subsequently liquidated the stock.  Also contributing to the decrease was unfavorable currency adjustments in 2013 related to our international operations.

Interest expense primarily represents interest charged on the Company's short-term borrowing requirements from banks and from long-term debt.  Interest expense was $13,000 for the quarter ended March 31, 2013 as compared to $21,000 for the same period in 2012.  This reduction is associated with lower outstanding borrowing in 2013 as compared to the same period in 2012.

For the quarter ended March 31, 2013, the Company's effective income tax benefit was 70%, compared to expense of 41.7% for the same period in 2012.  The variance from the federal statutory rate in 2013 was due to a benefit of $390,000 received in connection with the American Taxpayer Relief Act of 2012 that was signed into law in January 2013.  The credit related to retroactive tax relief for certain tax law provisions that expired in 2012.  Because the legislation was signed into law after the end of PAR's 2012 fiscal year, the retroactive effects of the bill will be reflected in the first quarter of 2013.  Excluding the retroactive application of this credit, the Company's expected effective federal rate is 37.8%.  The variance from the federal statutory rate in 2012 was due to state and foreign taxes.
Liquidity and Capital Resources

The Company's primary sources of liquidity have been cash flow from operations and its bank line of credit.  Cash used in operating activities of continuing operations was $4.1 million for the three months ended March 31, 2013 compared to cash provided of $7.5 million for the same period in 2012.  In 2013, cash was used in operations due to the change in working capital requirements, primarily associated with decreases in accrued expenses and accounts payable from timing of payments made to vendors, specifically for inventory purchases and timing of payments associated with the Company's ISR contract with the U.S. Government.  This was offset by the add back of non-cash charges, as well as an increase in deferred service revenue due to the timing of billing of customer service contracts.  In 2012, cash was generated by the Company's net income plus the add back of non-cash charges, offset by reductions to changes in operating assets and liabilities.  The most significant changes to the Company's operating assets and liabilities were the decrease in accounts receivable due to the timing of collections of advanced service and maintenance contract billings as well as increases in its deferred revenue related to increased service contracts.  This was partially offset by cash used for an increase in inventory in support of future demand as well as payments of accrued salaries and benefits based on the timing of payments.

Cash used by investing activities from continuing operations was $845,000 for the three months ended March 31, 2013 versus cash provided by investing activities of $2.1 million for the same period in 2012.  In 2013, capital expenditures of $184,000 were primarily for the tooling related to the Company's hardware products, as well as for purchases of office and computer equipment.  Capitalized software was $661,000 and was associated with certain Hospitality software platforms.   In 2012, the Company received cash proceeds of $4 million related to the sale of its Logistics Management business.  Capital expenditures were $494,000 and were primarily for tooling associated with the Company's new hardware products, as well as for purchases of office and computer equipment.  Capitalized software was $679,000 and was associated with the Company's Hospitality software platforms.

Cash used in financing activities from continuing operations was $40,000 for the three months ended March 31, 2013 versus $462,000 in 2012.  In 2013, the Company decreased its long-term debt by $39,000.  In 2012, the Company decreased its long-term debt by $485,000 and benefited $23,000 from the exercise of employee stock options.

      The Company maintains a credit facility which provides borrowing availability up to $20 million (with the option to increase to $30 million) in the form of a line of credit.  This agreement allows the Company, at its option, to borrow funds at the LIBOR rate plus the applicable interest rate spread or at the bank's prime lending rate (3.25% at March 31, 2013).  This agreement expires in June 2014.  At March 31, 2013, the Company did not have any outstanding balance on this line of credit.  The weighted average interest rate paid by the Company was 3.25% during fiscal year 2013.  This agreement contains certain loan covenants including leverage and fixed charge coverage ratios.  In February 2013, the agreement was amended to allow the Company to exclude certain extraordinary or non-recurring, non-cash expenses, charges or losses, and certain litigation expenses incurred during the fourth quarter of 2012.  The exclusion of these charges will be applied to the Company's debt covenant calculation through December 31, 2013.  Additionally, as part of this amendment, the Company modified its definition of Earnings before Interest Taxes, Depreciation and Amortization (EBITDA), to exclude certain non-cash charges for the remainder of the agreement.  The Company is in compliance with these amended covenants at March 31, 2013.  This credit facility is secured by certain assets of the Company.

The Company has a $1.2 million mortgage loan, collateralized by certain real estate.  This mortgage matures on November 1, 2019.  The Company's fixed interest rate is currently 4.05% through October 1, 2014.  Beginning on October 1, 2014 and through the maturity date of the loan, the fixed rate will be converted to a new rate equal to the then-current five year fixed advanced rate charged by the New York Federal Home Loan bank, plus 225 basis points.  The annual mortgage payment including interest through October 1, 2014 totals $207,000.

During fiscal year 2013, the Company anticipates that its capital requirements will not exceed approximately $5-$6 million.  The Company does not usually enter into long term contracts with its major Hospitality segment customers.  The Company commits to purchasing inventory from its suppliers based on a combination of internal forecasts and actual orders from customers.  This process, along with good relations with suppliers, minimizes the working capital investment required by the Company.  Although the Company lists two major customers, McDonald's and Yum! Brands, it sells to hundreds of individual franchisees of these corporations, each of which is individually responsible for its own debts.  These broadly made sales substantially reduce the impact on the Company's liquidity if one individual franchisee reduces the volume of its purchases from the Company in a given year.  The Company, based on internal forecasts, believes its existing cash, line of credit facilities and its anticipated operating cash flow, will be sufficient to meet its cash requirements through the next twelve months.  However, the Company may be required, or could elect, to seek additional funding prior to that time.  The Company's future capital requirements will depend on many factors including its rate of revenue growth, the timing and extent of spending to support product development efforts, potential growth through strategic acquisition, expansion of sales and marketing, the timing of introductions of new products and enhancements to existing products, and market acceptance of its products.  The Company cannot assure additional equity or debt financing will be available on acceptable terms or at all.  The Company's sources of liquidity beyond twelve months, in management's opinion, will be its cash balances on hand at that time, funds provided by operations, funds available through its lines of credit and the long-term credit facilities that it can arrange.

Recently Issued Accounting Pronouncements Not Yet Adopted

      In February 2013, the FASB issued guidance requiring an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date as the amount the entity agreed to pay for the arrangement between them and the other entities that are also obligated to the liability and any additional amount the entity expects to pay on behalf of the other entities. The amendments are effective for fiscal periods (and interim reporting periods within those years) beginning after December 15, 2013. While we do not expect a material impact on PAR's financial statements upon adoption, the effects on future periods will depend upon the nature and significance of future transactions subject to the amendments.

      In March 2013, the Financial Accounting Standards Board (FASB) clarified that, when a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity, the parent is required to release any related cumulative translation adjustment into net income. The cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. The FASB also clarified that if a business combination is achieved in stages related to a previously held equity method investment (step-acquisition) that is a foreign entity, the amount of accumulated other comprehensive income that is reclassified and included in the calculation of gain or loss as of the acquisition date shall include any foreign currency translation adjustment related to that previously held investment. The amendments are effective prospectively for fiscal years beginning after December 15, 2013, with early adoption permitted. While we do not expect a material impact on PAR's financial statements upon adoption, the effects on future periods will depend upon the nature and significance of future transactions subject to the amendments.

Recently Adopted Accounting Pronouncements

      On July 27, 2012, the FASB issued Accounting Standards Update 2012-02, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment ("ASU 2012-02"). ASU 2012-02 is intended to reduce the cost and complexity of the annual indefinite-lived intangible assets impairment testing by providing entities an option to perform a "qualitative" assessment to determine whether further impairment testing is necessary. As such, there is the possibility that quantitative assessments would not need to be performed if it is more likely than not that no impairment exists. The Company is required to adopt the provisions of ASU 2012-02, which is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The Company adopted ASU 2012-02 on January 1, 2013.  This adoption did not have a significant impact on the Company's financial position or results of operations.

Critical Accounting Policies

      In our Annual Report on Form 10-K for the year ended December 31, 2012, we disclose accounting policies, referred to as critical accounting policies, that require management to use significant judgment or that require significant estimates.  Management regularly reviews the selection and application of our critical accounting policies.  There have been no updates to the critical accounting policies contained in our Annual Report on Form 10-K for the year ended December 31, 2012.
Off-Balance Sheet Arrangements
      The Company does not have any off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk inflation
Inflation had little effect on revenues and related costs during the three months ended March 31, 2013.  Management anticipates that margins will be maintained at acceptable levels to minimize the effects of inflation, if any.
interest rates
As of March 31, 2013, the Company does not have any variable debt.  As such, the Company believes that an adverse change in interest rates of 100 basis points would not have a material impact on our business, financial condition, results of operations or cash flows.
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
Based on an evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2013, the end of the period covered by this Quarterly Report on Form 10-Q (the "Evaluation Date"), conducted under the supervision of and with the participation of the Company's chief executive officer and principal financial officer, such officers have concluded that the Company's disclosure controls and procedures, which are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and designed to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is accumulated and communicated to management including the chief executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosures, are effective as of the Evaluation Date.
(b)	Changes in Internal Control over Financial Reporting.
There was no change in the Company's internal controls over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, such internal controls over financial reporting.

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

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information
On February 14, 2013, PAR Technology Corporation furnished a report on Form 8-K pursuant to Item 2.02 (Results of Operations and Financial Condition) of that Form relating to its financial information for the quarter ended December 31, 2012, as presented in the press release of February 14, 2013 and furnished thereto as an exhibit.

On March 25, 2013, PAR Technology Corporation furnished a report on Form 8-K pursuant to Item 5.02 (Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers), Item 8.01 (Other Events) and Item 9.01 (Financial Statements and Exhibits) of that Form, as presented in the press release of March 25, 2013 and furnished thereto as an exhibit.

On March 27, 2013, PAR Technology Corporation furnished a report on Form 8-K pursuant to Item 8.01 (Other Events) and Item 9.01 (Financial Statements and Exhibits) of that Form, as presented in the press release of March 27, 2013 and furnished thereto as an exhibit.

Item 6.  Exhibits

List of Exhibits

Exhibit No.	Description of Instrument
10.1*+	Employment Offer Letter dated March 21, 2013 between Registrant and Ronald J. Casciano
10.2*+	Employment Offer Letter dated March 21, 2013 between Registrant and Robert P. Jerabeck
10.3*+	Employment Offer Letter dated March 21, 2013 between Registrant and Karen E. Sammon
10.4*+	Separation Letter Agreement dated March 25, 2013 between Registrant and Paul B. Domorski
31.1	Certification of President & Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Vice President, Controller and Chief Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1

Certification of President & Chief Executive Officer and Vice President, Controller and Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan or arrangement.
+	Portions of this exhibit have been omitted and filed separately with the U.S. Securities and Exchange Commission pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAR TECHNOLOGY CORPORATION
(Registrant)

Date: May 8, 2013

/s/STEVEN M. MALONE
Steven M. Malone
Vice President, Controller, and Chief Accounting Officer

Exhibit Index

Exhibit No.	Description of Instrument	Sequential Page Number
10.1*+	Employment Offer Letter dated March 21, 2013 between Registrant and Ronald J. Casciano	E-1
10.2*+	Employment Offer Letter dated March 21, 2013 between Registrant and Robert P. Jerabeck	E-2
10.3*+	Employment Offer Letter dated March 21, 2013 between Registrant and Karen E. Sammon	E-3
10.4*+	Separation Letter Agreement dated March 25, 2013 between Registrant and Paul B. Domorski	E-4
31.1	Certification of President & Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	E-5
31.2	Certification of Vice President, Controller and Chief Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	E-6
32.1

Certification of President & Chief Executive Officer and Vice President, Controller and Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

E-7
*	Indicates a management contract or compensatory plan or arrangement.
+	Portions of this exhibit have been omitted and filed separately with the U.S. Securities and Exchange Commission pursuant to a request for confidential treatment.