Form 10-Q
period 2013-06-30
PAR TECHNOLOGY CORP
filed 2013-08-08
CIK 708821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2013.  Commission File Number 1-9720
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
Yes ☐ No  ☒

The number of shares outstanding of registrant's common stock, as of August 1, 2013 – 15,521,316 shares.

FORM 10-Q

PART I
FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements

PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
Net revenues:
Product	$22,257	$20,142	$46,173	$40,312
Service	15,314	16,014	31,334	31,393
Contract	21,945	25,929	48,683	45,973
	59,516	62,085	126,190	117,678
Costs of sales:
Product	14,841	14,041	31,314	25,018
Service	10,904	11,473	22,456	22,038
Contract	20,312	24,584	45,791	43,567
	46,057	50,098	99,561	90,623
Gross margin	13,459	11,987	26,629	27,055
Operating expenses:
Selling, general and administrative	9,494	9,291	19,699	19,434
Research and development	3,706	3,089	7,846	6,638
Amortization of identifiable intangible assets	-	150	-	303
	13,200	12,530	27,545	26,375
Operating income (loss) from continuing operations	259	(543)	(916)	680
Other income (expense), net	255	(366)	221	207
Interest expense	(13)	(21)	(26)	(42)
Income (loss) from continuing operations before provision for income taxes	501	(930)	(721)	845
Provision (benefit) for income taxes	253	(419)	(600)	321
Income (loss) from continuing operations	248	(511)	(121)	524
Discontinued operations
Income (loss) on discontinued operations (net of tax)	(191)	(10)	(206)	1,420
Net Income (loss)	$57	$(521)	$(327)	$1,944
Basic Earnings per Share
Income (loss) from continuing operations	0.02	(0.03)	(0.01)	0.03
Income (loss) from discontinued operations	(0.01)	-	(0.01)	0.09
Net Income (loss)	$0.00	$(0.03)	$(0.02)	$0.13
Diluted Earnings per Share:
Income (loss) from continuing operations	0.02	(0.03)	(0.01)	0.03
Income (loss) from discontinued operations	(0.01)	-	(0.01)	0.09
Net Income (loss)	$0.00	$(0.03)	$(0.02)	$0.13
Weighted average shares outstanding
Basic	15,171	15,098	15,162	15,091
Diluted	15,340	15,098	15,162	15,163

See accompanying notes to consolidated financial statements

PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
Net income (loss)	$57	$(521)	$(327)	$1,944
Other comprehensive income (loss) net of tax:
Foreign currency translation adjustments	(132)	(181)	(449)	(31)
Comprehensive income (loss)	$(75)	$(702)	$(776)	$1,913

See accompanying notes to consolidated financial statements

PAR TECHNOLOGY CORPORATIONAND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	June 30,	December 31,
Assets	2013	2012
Current assets:
Cash and cash equivalents	$9,587	$19,475
Accounts receivable-net	29,965	29,890
Inventories-net	28,236	26,172
Deferred income taxes	12,877	11,037
Income taxes receivable	152	-
Other current assets	3,455	3,236
Total current assets	84,272	89,810
Property, plant and equipment - net	5,570	5,857
Deferred income taxes	5,146	6,280
Goodwill	6,852	6,852
Intangible assets - net	12,881	11,747
Other assets	2,861	3,219
Total Assets	$117,582	$123,765
Liabilities and Shareholders' Equity
Current liabilities:
Current portion of long-term debt	$161	$159
Accounts payable	16,735	21,216
Accrued salaries and benefits	5,746	6,397
Accrued expenses	2,746	4,467
Customer deposits	886	1,380
Deferred service revenue	14,636	12,522
Income taxes payable	-	547
Total current liabilities	40,910	46,688
Long-term debt	1,004	1,084
Other long-term liabilities	3,460	3,030
Liabilities of discontinued operations	389	141
Total liabilities	45,763	50,943
Shareholders Equity:
Preferred stock, $.02 par value, 1,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $.02 par value, 29,000,000 shares authorized; 17,229,003 and 17,038,405 shares issued;15,521,316 and 15,330,718 outstanding	344	341
Capital in excess of par value	43,431	43,661
Retained earnings	34,431	34,758
Accumulated other comprehensive loss	(553)	(104)
Treasury stock, at cost, 1,707,687 and 1,707,687 shares	(5,834)	(5,834)
Total shareholders equity	71,819	72,822
Total Liabilities and Shareholders Equity	$$117,582	$123,765

See accompanying notes to consolidated financial statements

PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the six months ended June 30,
Cash flows from operating activies	2013	2012
Net income (loss)	$(327)	$1,944
(Income) loss from discontinued operations	206	(1,420)
Adjustments to reconcile net income to net cash provided by (used in)operating activities:
Depreciation and amortization	1,256	1,744
Provision for bad debts	233	140
Provision for obsolete inventory	1,344	1,361
Equity based compensation	(282)	400
Deferred income tax	(659)	1,052
Changes in operating assets and liabilities:
Accounts receivable	(308)	(796)
Inventories	(3,408)	431
Income tax receivable/payable	(698)	(45)
Other current assets	(219)	(50)
Other assets	359	(1,330)
Accounts payable	(4,481)	3,232
Accrued salaries and benefits	(652)	(610)
Accrued expenses	(1,725)	(398)
Customer deposits	(494)	(423)
Deferred service revenue	2,114	4,501
Other long-term liabilities	430	262
Net cash provided by (used in) operating activities-continuing operations	(7,311)	9,995
Net cash used in operating activities-discontinued operations	-	(2,368)
Net cash provided by (used in) operating activities	(7,311)	7,627
Cash flows from investing activities:
Capital expenditures	(477)	(1,539)
Capitalization of software costs	(1,626)	(1,622)
Purchase of investments	-	(250)
Maturity of investments	-	1,912
Proceeds from sale of business	-	4,000
Net cash provided by (used in) investing activities-continuing operations	(2,103)	2,501
Net cash provided by (used in) investing activities-discontinued operations	-	-
Net cash provided by (used in) investing activities	(2,103)	2,501
Cash flows from financing activities:
Payments of long-term debt	(78)	(971)
Proceeds from the exercise of stock options	54	27
Net cash used in financing activities-continuing operations	(24)	(944)
Net cash used in financing activities-discontinued operations	-	-
Net cash used in financing activities	(24)	(944)
Effect of exchange rate changes on cash and cash equivalents	(450)	(31)
Net increase (decrease) in cash and cash equivalents	(9,888)	9,153
Cash and cash equivalents at beginning of period	19,475	7,742
Cash and cash equivalents at end of period	9,587	16,895
Less cash and equivalents of discontinued operations at end of period	-	-
Cash and equivalents of continuing operations at end of period	$9,587	$16,895
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	26	42
Income taxes, net of (refunds)	734	45

See accompanying notes to consolidated financial statements

PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Summary of Significant Accounting Policies

The accompanying unaudited interim consolidated financial statements have been prepared by PAR Technology Corporation (the "Company" or "PAR") in accordance with U.S. generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements.  Accordingly, these interim financial statements do not include all information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of the Company, such unaudited statements include all adjustments (which comprise only normal recurring accruals) necessary for a fair presentation of the results for such periods.  The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results of operations to be expected for any future period.  The consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2012 included in the Company's December 31, 2012 Annual Report to the Securities and Exchange Commission on Form 10-K.

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

The current economic conditions and the continued financial volatility in the U.S. and in many other countries in which the Company operates could contribute to decreased consumer confidence and continued economic uncertainty which may adversely impact the Company's operating performance.  Although the Company has seen an improvement in the markets which it serves, the continued instability in these markets could have an impact on purchases of the Company's products, which could result in a reduction of sales, operating income and cash flows.  A decline in these results could have a material adverse impact on the underlying estimates used in deriving the fair value of the Company's reporting units used in support of its annual goodwill impairment test.  These conditions may result in an impairment charge in future periods.

Certain amounts for prior periods have been reclassified to conform to the current period classification.

During the first quarter of fiscal year 2012, the Company sold substantially all of the assets of its Logistics Management business, PAR Logistics Management Systems Corporation (LMS) to ORBCOMM Inc., including but not limited to accounts receivable, inventory, equipment, intellectual property, and customer contracts.  The transaction closed on January 12, 2012.   The results of operations of LMS for three and six months ended June 2013 and 2012 have been recorded as discontinued operations in accordance with Accounting Standards Codification (ASC) 205-20, Presentation of Financial Statements – Discontinued Operations.

Note 2 — Accounts Receivable

	(in thousands)
	June 30,	December 31,
	2013	2012
Government segment:
Billed	$10,480	$11,226
Advanced billings	(2,049)	(3,561)
	8,431	7,665
Hospitality segment:
Accounts receivable - net	21,534	22,225
	$29,965	$29,890

At June 30, 2013 and December 31, 2012, the Company had recorded allowances for doubtful accounts of $477,000 and $541,000, respectively, against Hospitality accounts receivable.

Note 3 — Inventories

Inventories are primarily used in the manufacture and service of Hospitality products.  The components of inventory consist of the following:

	(in thousands)
	June 30,	December 31,
	2013	2012
Finished Goods	$14,458	$13,012
Work in process	627	352
Component parts	3,817	3,673
Service parts	9,334	9,135
	$28,236	$26,172

Note 4 — Identifiable intangible assets

The Company capitalizes certain costs related to the development of computer software sold by its Hospitality segment. Software development costs incurred prior to establishing technological feasibility are charged to operations and included in research and development costs in the period the costs are incurred.  Software development costs incurred after establishing technological feasibility (as defined within ASC 985-20) are capitalized and amortized on a product-by-product basis when the product is available for general release to customers.  Software costs capitalized during the three and six months ended June 30, 2013 were $965,000 and $1,626,000, respectively.  Capitalized software for the three and six months ended June 30, 2012 was $942,000 and $1,622,000, respectively

Annual amortization, charged to cost of sales when the product is available for general release to customers, is computed using the greater of (a) the straight-line method over the remaining estimated economic life of the product, generally three to seven years or (b) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product. Amortization of capitalized software costs for the three and six months ended June 30, 2013 was $400,000 and $492,000, respectively.  Amortization for the three and six months ended June 30, 2012 was $398,000  and $764,000.

The Company acquired identifiable intangible assets in connection with its acquisitions in prior years.  Amortization for the three and six months ended June 30, 2012 was $150,000 and $303,000, respectively.  The related intangible assets were fully amortized in 2012.

The components of identifiable intangible assets are:

	(in thousands)
	June 30,	December 31,
	2013	2012
Acquired and internally developed software costs	$13,614	$11,988
Trademarks (non-amortizable)	1,800	1,800
	15,414	13,788
Less accumulated amortization	(2,533)	(2,041)
	$12,881	$11,747

The future amortization of these intangible assets assuming straight-line amortization of capitalized software costs is as follows (in thousands):

2013	$783
2014	1,626
2015	1,547
2016	1,518
2017	1,493
2018	1,419
Thereafter	2,695
Total	$11,081

Note 5 — Stock Based Compensation

The Company applies the fair value recognition provisions of ASC Topic 718 Stock-Based Compensation.  The Company recorded stock based compensation expense of $64,000 for the three months ended June 30, 2013 and a net benefit of $282,000 for the six months ended.  The amount recorded for the six months ended June 30, 2013 was recorded net of benefits of $538,000, as the result of forfeitures of unvested stock awards prior to the completion of the requisite service period. Total stock-based compensation expense included within operating expenses for the three and six months ended June 30, 2012 was $236,000 and $400,000, respectively.  At June 30, 2013, the unrecognized compensation expense related to non-vested equity awards was $776,000 (net of estimated forfeitures), which is expected to be recognized as compensation expense in fiscal years 2013 through 2017

During 2013, the Company has granted a total of 264,000 equity awards as approved by the Company's Compensation Committee of its Board of Directors to various employees of the Company under the 2005 Equity Incentive Plan.  All awards granted in 2013 are time vested over specific service periods as defined in the agreements.

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
.

Note 6 — Earnings per share

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

For the three and six months ended June 30, 2013 there was 474,000 and 579,000 respective, anti-dilutive stock options outstanding.  For the three and six months ended June 30, 2012, there were 652,000 and 647,000, respectively, anti-dilutive stock options outstanding.

The following is a reconciliation of the weighted average shares outstanding for the basic and diluted EPS computations (in thousands, except per share data):

	For the three months
	ended June 30,
	2013	2012
Income (loss) from continuing operations	$248	$(511)

Basic:
Shares outstanding at beginning of period	15,161	15,088
Weighted average shares issued during the period, net	10	10
Weighted average common shares, basic	15,171	15,098
Earnings (loss) from continuing operations per common share, basic	$0.02	$(0.03)
Diluted:
Weighted average common shares, basic	15,171	15,098
Dilutive impact of stock options and restricted stock awards	169	-
Weighted average common shares, diluted	15,340	15,098
Earnings (loss) from continuing operations per common share, diluted	$0.02	$(0.03)

	For the six months
	ended June 30,
	2013	2012
Income (loss) from continuing operations	$(121)	$524

Basic:
Shares outstanding at beginning of period	15,151	15,051
Weighted average shares issued during the period, net	11	40
Weighted average common shares, basic	15,162	15,091
Earnings (loss) from continuing operations per common share, basic	$(0.01)	$0.03
Diluted:
Weighted average common shares, basic	15,162	15,091
Dilutive impact of stock options and restricted stock awards	-	72
Weighted average common shares, diluted	15,162	15,163
Earnings (loss) from continuing operations per common share, diluted	$(0.01)	$0.03

Note 7 — Segment and Related Information

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

Information noted as "Other" primarily relates to the Company's corporate, home office operations.

Information as to the Company's segments is set forth below.  Amounts below exclude discontinued operations.

	(In thousands)
	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
Revenues:
Hospitality	$37,571	36,156	$77,507	$71,705
Government	21,945	25,929	48,683	45,973
Total	$59,516	$62,085	$126,190	$117,678

Operating income (loss) from continuing operations:
Hospitality	$(971)	$(1,558)	$(2,693)	$(1,192)
Government	1,475	1,251	2,697	2,272
Other	(245)	(236)	(920)	(400)
	259	(543)	(916)	680
Other income, net	255	(366)	221	207
Interest expense	(13)	(21)	(26)	(42)
Income (loss) from continuing operations before provision for income taxes	$501	$(930)	$(721)	$845

Depreciation and amortization:
Hospitality	$687	$782	$1,056	$1,525
Government	10	19	22	38
Other	15	118	178	181
Total	$712	$919	$1,256	$1,744

Capital expenditures:
Hospitality	$1,258	$1,885	$2,030	$3,016
Government	-	-	-	-
Other	-	103	73	145
Total	$1,258	$1,988	$2,103	$3,161

Revenues by geographic area:
United States	$49,151	$54,205	$107,165	$102,570
Other Countries	10,365	7,880	19,025	15,108
Total	$59,516	$62,085	$126,190	$117,678

The following table represents identifiable assets by business segment:

	(in thousands)
	June 30,	December 31,
	2013	2012
Identifiable assets:
Hospitality	$85,844	$88,298
Government	10,220	9,012
Other	21,518	26,455
Total	$117,582	$123,765

The following table represents identifiable assets by geographic area based on the location of the assets:

	(in thousands)
	June 30,	December 31,
	2013	2012
United States	$99,034	$107,149
Other Countries	18,548	16,616
Total	$117,582	$123,765

The following table represents Goodwill by business segment:

	(in thousands)
	June 30,	December 31,
	2013	2012
Hospitality	$6,116	$6,116
Government	736	736
Total	$6,852	$6,852

Customers comprising 10% or more of the Company's total revenues are summarized as follows:

	For the Three Months Ended June 30,		For the six Months Ended June 30,
	2013	2012	2013	2012
Hospitality segment:
McDonald's Corporation	20%	19%	16%	18%
Yum! Brands, Inc.	16%	14%	15%	14%
Government segment:
U.S. Department of Defense	37%	42%	39%	39%
All Others	27%	25%	30%	29%
	100%	100%	100%	100%

Item 2:	Management's Discussion and Analysis of Financial Condition and Results of Operations
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

The Company is focused on expanding four distinct parts of its Hospitality businesses.  First, it is investing in the market introduction and deployment of ATRIO®, its next generation, cloud-based property management software for the Hotel/Resort/Spa market.  Second, the Company is investing in the enhancement of existing software and the development of the Company's SureCheck® product for food safety and task management applications.  Third, the Company continues to work on building more robust and extensive third-party distribution channels.  Fourth, as the Company's customers continue to expand in international markets, PAR has created an international infrastructure focused on that expansion.

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

Approximately 39% of the Company's revenues are generated by its Government business.  The Company's focus is to expand two separate aspects of its Government business: services and solutions. Through outstanding performance of existing service contracts and investing in enhancing its business development processes, the Company is able to consistently win renewal of expiring contracts, extend existing contracts, and secure additional new business.  With its intellectual property and investment in new technologies, the Company provides solutions to the U.S. Department of Defense and other federal/state agencies with systems integration, products and highly-specialized services.  The general uncertainty in U.S. defense total workforce policies (military, civilian and contract), procurement cycles and spending levels for the next several years may impact the performance of this business segment.

Results of Operations —
Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

During the first quarter of fiscal year 2012, the Company sold substantially all of the assets of its Logistics Management business, PAR Logistics Management Systems Corporation (LMS) to ORBCOMM Inc., including but not limited to accounts receivable, inventory, equipment, intellectual property, and customer contracts.  The transaction closed on January 12, 2012.   The results of operations of LMS for the periods presented ending June 30, 2013 and 2012 have been recorded as discontinued operations in accordance with Accounting Standards Codification (ASC) 205-20, Presentation of Financial Statements – Discontinued Operations.  All prior period amounts have been reclassified to conform to the current period presentation.  Refer to Note 2 "Discontinued Operations" in the Notes to the Consolidated Financial Statements for further discussion.

PAR reported revenues of $59.5 million for the quarter ended June 30, 2013, a decrease of 4.1% from the $62.1 million reported for the quarter ended June 30, 2012.  PAR reported net income from continuing operations of $248,000 or $0.02 per diluted share for the second quarter of 2013 versus a net loss of $511,000 or $0.03 per share for the same period in 2012.  During the quarter, PAR reported a net loss from discontinued operations of $191,000 or $0.01 per share versus a net loss of $10,000 or $0.00 per share for the same period in 2012.

Product revenues were $22.3 million for the quarter ended June 30, 2013, an increase of 10.5% from the $20.1 million recorded in 2012.  This increase was primarily the result of increased sales to YUM! Brands® and Carl's Jr.® units of CKE Restaurants, Inc.®.  Product revenue also benefited from increased sales through the Company's third-party distribution channels.  Additionally, international product revenue was up 47.6% primarily the result of increased sales to McDonald's®  in China.

Service revenues were $15.3 million for the quarter ended June 30, 2013, a decrease of 4.4% from the $16.0 million reported for the same period in 2012.  This decrease was partially attributable to a decline in installation services for certain accounts that did not recur in 2013.

Contract revenues were $21.9 million for the quarter ended June 30, 2013, compared to $25.9 million reported for the same period in 2012, a decrease of 15.4%.  This decrease is attributable to the timing of services rendered on the Company's Intelligence, Surveillance, and Reconnaissance (ISR) systems integration contracts with the U.S. Army.  This decrease was partially offset by increases in technical services contracts with the Department of Defense.

Product margins for the quarter ended June 30, 2013 were 33.3%, an increase from 30.3% for the same period in 2012.  This increase was driven by improved efficiency through the execution of profit initiatives during 2013.

Service margins were 28.8% for the quarter ended June 30, 2013, an increase from the 28.4% recorded for the same period in 2012 as a result of reduced expense associated with third party contractors supporting field service contracts.

Contract margins were 7.4% for the quarter ended June 30, 2013, compared to 5.2% for the same period in 2012.  This increase was due to favorable modifications of certain contracts that were extended during the quarter, partially offset by investments in the Company's ISR technologies.    The most significant components of contract costs in 2013 and 2012 were labor and fringe benefits.  For the second quarter of 2013, labor and fringe benefits were $9.8 million or 48.5% of contract costs compared to $10.0 million or 40.5% of contract costs for the same period in 2012.  This increase in percentage is mostly attributable to the lower amount of subcontract revenue in 2013 associated with the Company's ISR systems integration contract with the U.S. Army.

Selling, general and administrative expenses for the quarter ended June 30, 2013 were $9.5 million, a slight increase compared to $9.3 million recorded for the same period in 2012.  The slight increase is attributable to costs primarily incurred from investments made within the Company's international Hospitality operations.

Research and development expenses were $3.7 million for the quarter ended June 30, 2013, an increase from the $3.1 million recorded for the same period in 2012.  This increase was associated with software development costs for products within the Hospitality segment due to the timing of the establishment of technological feasibility in accordance with the related accounting guidance.

During 2013, the Company did not have any amortization expense associated with acquired identifiable intangible assets.  During the second quarter of 2012, the Company incurred expense of $150,000 in amortization expense.  This decrease was due to certain acquired intangible assets that became fully amortized in 2012.

Other income was $255,000 for the quarter ended June 30, 2013 compared to expense of $366,000 for the same period in 2012.  Other income/expense primarily includes unrealized gains/losses on the Company's investments, market value fluctuations of the Company's deferred compensation plan, rental income, strategic product development partnerships, and foreign currency gains and losses.  The income in 2013 is primarily related to strategic product development partnerships within the Company's Hospitality businesses and a lower fair value adjustment with respect to the Company's deferred compensation plan.  The loss for the second quarter 2012 included a loss of $572,000 associated with the sale of equity shares received as consideration for the sale of the Company's Logistics Management business in the first quarter of 2012.  This decrease was partially offset by foreign currency gains.

Interest expense primarily represents interest charged on the Company's short-term borrowing requirements from banks and from long-term debt.  Interest expense was $13,000 for the quarter ended June 30, 2013 as compared to $21,000 for the same period in 2012.  This reduction is associated with lower outstanding borrowing in 2013 as compared to the same period in 2012.

For the quarter ended June 30, 2013, the Company's effective income tax expense was 50%, compared to a benefit of 45% for the same period in 2012.  This variance from the federal statutory rate was due to the mix of projected taxable income from the Company's domestic and foreign jurisdictions expected for full year fiscal 2013.    The variance from the federal statutory rate in 2012 was due to state and foreign taxes.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

During the first quarter of fiscal year 2012, the Company sold substantially all of the assets of its Logistics Management business, PAR Logistics Management Systems Corporation (LMS) to ORBCOMM Inc., including but not limited to accounts receivable, inventory, equipment, intellectual property, and customer contracts.  The transaction closed on January 12, 2012.   The results of operations of LMS for the periods presented ending June 30, 2013 and 2012 have been recorded as discontinued operations in accordance with Accounting Standards Codification (ASC) 205-20, Presentation of Financial Statements – Discontinued Operations.  All prior period amounts have been reclassified to conform to the current period presentation.  Refer to Note 2 "Discontinued Operations" in the Notes to the Consolidated Financial Statements for further discussion.

PAR reported revenues of $126.2 million for the six months ended June 30, 2013, an increase of 7.2% from the $117.7 million reported for the same period in 2012.  PAR reported a net loss from continuing operations of $121,000 or $0.01 loss per share for the six months ended June 30, 2013 versus net income of $524,000 or $0.03 per diluted share for the same period in 2012.  During the six months end June 30, 2013, PAR reported a net loss from discontinued operations of $206,000 or $0.01 loss per  share versus net income from discontinued operations of $1.4 million or $0.09 per diluted share for the same period in 2012.

Product revenues were $46.2 million for the six months ended June 30, 2013, an increase of 14.5% from the $40.3 million recorded in 2012.  This increase was primarily the result of increased sales to YUM! Brands and Carl's Jr. units of CKE Restaurants, Inc.  Product revenue also benefited from increased sales through the Company's third-party distribution channels.  Additionally, international product revenue was up 37.4% primarily the result of increased sales to McDonald's in China.  Partially offsetting this increase was a decrease in sales of the Company's SureCheck product, noting the Company executed a transaction with a significant launch customer in the six months ended June 30, 2012.

Service revenues were $31.3 million for the six months ended June 30, 2013, relatively flat from the $31.4 million reported for the same period in 2012.  During the year, the Company experienced a decline in call center revenue resulting from a modification to existing service contracts, which was offset by growth in revenue from the Company's depot repair operation resulting from new contracts.  In 2013, the Company also experienced an increase in software maintenance revenue associated with the sales of its SureCheck product.

Contract revenues were $48.7 million for the six months ended June 30, 2013, an increase of 5.9% compared to $46.0 million reported for the same period in 2012.  This increase is mostly attributable to the Company's Intelligence, Surveillance, and Reconnaissance (ISR) systems integration contracts with the U.S. Army as well as increases driven by new contracts with the U.S. Department of Defense.

Product margins for the six months ended June 30, 2013 were 32.2%, a decrease from 37.9% for the same period in 2012.  This decrease was driven by an unfavorable product mix resulting from reduced SureCheck software revenue associated with a large sale to a launch customer executed in 2012 that did not recur in 2013.

Service margins were 28.3% for the six months ended June 30, 2013, a decrease from the 29.8% recorded for the same period in 2012 primarily the result of unfavorable margin earned on the Company's call center operation.

Contract margins were 5.9% for the six months ended June 30, 2013, compared to 5.2% for the same period in 2012.  This increase was due to favorable modifications of certain contracts that were extended during the quarter, partially offset by investments in the Company's ISR technologies.    The most significant components of contract costs in 2013 and 2012 were labor and fringe benefits.  For the six months ended June 2013, labor and fringe benefits were $20.3 million or 44% of contract costs compared to $20.6 million or 47% of contract costs for the same period in 2012.  This decrease in percentage is mostly attributable to the amount of subcontract revenue associated with the Company's ISR systems integration contracts with the U.S. Army.

Selling, general and administrative expenses for the six months ended June 30, 2013 were $19.7 million, an increase compared to $19.4 million recorded for the same period in 2012.  The increase is attributable to costs primarily incurred from separation and litigation related matters that were resolved during the first quarter.

Research and development expenses were $7.8 million for the six months ended June 30, 2013, an increase from the $6.6 million recorded for the same period in 2012.  This increase was associated with software development costs for products within the Hospitality segment due to the timing of the establishment of technological feasibility in accordance with the related accounting guidance.

During 2013, the Company did not have any amortization expense associated with acquired identifiable intangible assets.  During the six months ended June 30, 2012, the Company incurred expense of $303,000 in amortization expense.  This decrease was due to certain acquired intangible assets that became fully amortized in 2012.

Other income was $221,000 for the six months ended June 30, 2013 compared to income of $207,000 for the same period in 2012.  Other income/expense primarily includes unrealized gains/losses on the Company's investments, market value fluctuations of the Company's deferred compensation plan, rental income, strategic product development partnerships, and foreign currency gains and losses.   The income in 2013 is primarily related to strategic product development partnerships within the Company's Hospitality businesses and a lower fair value adjustment with respect to the Company's deferred compensation plan.  The income recorded for the six months ended June 30, 2012 was due to our strategic product development partnerships and favorable currency gains offset by loss incurred from the liquidation of the ORBCOMM, Inc. common stock.

Interest expense primarily represents interest charged on the Company's short-term borrowing requirements from banks and from long-term debt.  Interest expense was $26,000 for the six months ended June 30, 2013 as compared to $42,000 for the same period in 2012.  This reduction is associated with lower outstanding borrowing in 2013 as compared to the same period in 2012.

For the six months ended June 30, 2013, the Company's effective income tax benefit was 83%, compared to expense of 38% for the same period in 2012.  The variance from the federal statutory rate in 2013 was due to a benefit of $410,000 received in connection with the American Taxpayer Relief Act of 2012 that was signed into law in January 2013.  The credit related to retroactive tax relief for certain tax law provisions that expired in 2012.  Because the legislation was signed into law after the end of PAR's 2012 fiscal year, the retroactive effects of the bill will be reflected in the first quarter of 2013.  Excluding the retroactive application of this credit, the Company's expected effective federal rate is 26%.  This remaining variance from the federal statutory rate was due to the mix of projected taxable income from the Company's domestic and foreign jurisdictions.   The variance from the federal statutory rate in 2012 was due to state and foreign taxes.

Liquidity and Capital Resources

The Company's primary sources of liquidity have been cash flow from operations and its bank line of credit.  Cash used in operating activities of continuing operations was $7.3 million for the six months ended June 30, 2013 compared to cash provided of $10.0 million for the same period in 2012.  In 2013, cash was used in operations due to the Company's net loss and change in working capital requirements, primarily associated with an increase in inventory due to the Company's transition of its hardware product lines, decreases in accrued expenses and accounts payable from timing of payments made to vendors, specifically for inventory purchases and timing of payments associated with the Company's ISR contract with the U.S. Government.   This was partially offset by the add back of non-cash charges, as well as an increase in deferred service revenue due to the timing of customer service contracts.  In 2012, cash was generated by the Company's net income plus the add back of non-cash charges, offset by reductions to changes in operating assets and liabilities.  The most significant changes to the Company's operating assets and liabilities were the increase in accounts payable due to the timing of vendor payments, specifically those associated with its ISR contract with the U.S. Government, an increase in deferred service revenue due to the timing of customer service contracts.  These were partially offset by an increase in accounts receivable due to the timing of collections of advanced service and maintenance contract billings.

Cash used by investing activities from continuing operations was $2.1 million for the six months ended June 30, 2013 versus cash provided by investing activities of $2.5 million for the same period in 2012.  In 2013, capital expenditures of $477,000 were primarily for purchases of office and computer equipment.  Capitalized software was $1.6 million and was associated with certain Hospitality software platforms.    In 2012, the Company received cash proceeds of $4 million related to the sale of its Logistics Management business and generated $1.9 million from the maturity of its investments.  Capital expenditures were $1.5 million and were primarily for tooling associated with the Company's new hardware products, as well as for purchases of office and computer equipment.  Capitalized software was $1.6 million and was associated with the Company's next generation Hospitality software platforms.

Cash used in financing activities from continuing operations was $24,000 for the six months ended June 30, 2013 versus $944,000 in 2012.  In 2013, the Company decreased its long-term debt by $78,000 and benefited $54,000 from the exercise of employee stock options.  In 2012, the Company decreased its long-term debt by $971,000 and benefited $27,000 from the exercise of employee stock options.

The Company maintains a credit facility which provides borrowing availability up to $20 million (with the option to increase to $30 million) in the form of a line of credit.  This agreement allows the Company, at its option, to borrow funds at the LIBOR rate plus the applicable interest rate spread or at the bank's prime lending rate (3.25 % at June 30, 2013).  This agreement expires in June 2014.  At June 30, 2013, the Company did not have any outstanding balance on this line of credit.  The weighted average interest rate paid by the Company was 3.25% during fiscal year 2013.  This agreement contains certain loan covenants including leverage and fixed charge coverage ratios.  In February 2013, the agreement was amended to allow the Company to exclude certain extraordinary or non-recurring, non-cash expenses, charges or losses, and certain litigation expenses incurred during the fourth quarter of 2012.  The exclusion of these charges will be applied to the Company's debt covenant calculation through December 31, 2013.  Additionally, as part of this amendment, the Company modified its definition of Earnings before Interest Taxes, Depreciation and Amortization (EBITDA), to exclude certain non-cash charges for the remainder of the agreement.  The Company is in compliance with these amended covenants at June 30, 2013.  This credit facility is secured by certain assets of the Company.

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

During fiscal year 2013, the Company anticipates that its capital requirements will not exceed approximately $7-$8 million.  The Company does not usually enter into long term contracts with its major Hospitality segment customers.  The Company commits to purchasing inventory from its suppliers based on a combination of internal forecasts and actual orders from customers.  This process, along with good relations with suppliers, minimizes the working capital investment required by the Company.  Although the Company lists two major customers, McDonald's and Yum! Brands, it sells to hundreds of individual franchisees of these corporations, each of which is individually responsible for its own debts.  These broadly made sales substantially reduce the impact on the Company's liquidity if one individual franchisee reduces the volume of its purchases from the Company in a given year.  The Company, based on internal forecasts, believes its existing cash, line of credit facilities and its anticipated operating cash flow, will be sufficient to meet its cash requirements through the next twelve months.  However, the Company may be required, or could elect, to seek additional funding prior to that time.  The Company's future capital requirements will depend on many factors including its rate of revenue growth, the timing and extent of spending to support product development efforts, potential growth through strategic acquisition, expansion of sales and marketing, the timing of introductions of new products and enhancements to existing products, and market acceptance of its products.  The Company cannot assure additional equity or debt financing will be available on acceptable terms or at all.  The Company's sources of liquidity beyond twelve months, in management's opinion, will be its cash balances on hand at that time, funds provided by operations, funds available through its lines of credit and the long-term credit facilities that it can arrange.

Recently Issued Accounting Pronouncements Not Yet Adopted

In July 2013, the Financial Accounting Standards Board (FASB) issued guidance eliminating diversity in practice surrounding the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The new guidance requires entities to net an unrecognized tax benefit with a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if the carryforward would be used to settle additional tax due upon disallowance of a tax position. The amendment is effective for fiscal periods beginning after December 15, 2013 with early adoption permitted. The impact on PAR's financial statements upon adoption of this amendment is currently being evaluated and as required, will be adopted on January 1, 2014.

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

Recently Adopted Accounting Pronouncements

On July 27, 2012, the FASB issued Accounting Standards Update 2012-02, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment ("ASU 2012-02"). ASU 2012-02 is intended to reduce the cost and complexity of the annual indefinite-lived intangible assets impairment testing by providing entities an option to perform a "qualitative" assessment to determine whether further impairment testing is necessary. As such, there is the possibility that quantitative assessments would not need to be performed if it is more likely than not that no impairment exists. The Company is required to adopt the provisions of ASU 2012-02, which is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The adoption of ASU 2012-02 did not have a significant impact on the Company's financial position or results of operations.

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

INFLATION
Inflation had little effect on revenues and related costs during the six months ended June, 30, 2013.  Management anticipates that margins will be maintained at acceptable levels to minimize the effects of inflation, if any.
INTEREST RATES
As of June 30, 2013, the Company does not have any variable debt.  As such, the Company believes that an adverse change in interest rates of 100 basis points would not have a material impact on our business, financial condition, results of operations or cash flows.
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
Based on an evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2013, the end of the period covered by this Quarterly Report on Form 10-Q (the "Evaluation Date"), conducted under the supervision of and with the participation of the Company's chief executive officer and principal financial officer, such officers have concluded that the Company's disclosure controls and procedures, which are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and designed to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is accumulated and communicated to management including the chief executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosures, are effective as of the Evaluation Date.
(b)	Changes in Internal Control over Financial Reporting.
There was no change in the Company's internal controls over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, such internal controls over financial reporting.

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
On May 1, 2013, PAR Technology Corporation furnished a report on Form 8-K pursuant to Item 2.02 (Results of Operations and Financial Condition) of that Form relating to its financial information for the quarter ended March 31, 2013, as presented in the press release of May 1, 2013 and furnished thereto as an exhibit.

On May 30, 2013, PAR Technology Corporation furnished a report on Form 8-K pursuant to Item 5.07 (Submission of Matters to a Vote of Security Holders) of that Form relating to the annual meeting of the shareholders held May 30, 2013 and the results of shareholder voting on the matters before the meeting.  The shareholders (i) elected both nominees for director on the Company's Board of Directors; (ii) approved, on an advisory basis, the compensation paid to the Company's Named Executive Officers, as disclosed pursuant to Item 402(m) through (q) of Regulation S-K compensation tables and narrative discussion set forth in the Company's 2013 Proxy Statement; and (iii)approved, on an advisory basis, having an advisory vote on the compensation of the Company's Named Executive Officers set forth in the Company's proxy statement every one (1) year.

Item 6.	Exhibits

List of Exhibits

Exhibit No.	Description of Instrument
10.1	Form of Restricted Stock Agreement Pursuant to the 2005 Equity Incentive Plan
31.1	Certification of Chief Executive Officer & President Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Vice President, Controller and Chief Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1

Certification of Chief Executive Officer & President and Vice President, Controller and Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAR TECHNOLOGY CORPORATION
(Registrant)

Date: August 8, 2013

/s/STEVEN M. MALONE
Steven M. Malone
Vice President, Controller and Chief Accounting Officer

Exhibit Index

Exhibit No.	Description of Instrument	Sequential Page Number
10.1	Form of Restricted Stock Agreement Pursuant to the 2005 Equity Incentive Plan	E-1
31.1	Certification of Chief Executive Officer & President Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	E-2
31.2	Certification of Vice President, Controller and Chief Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	E-3
32.1

Certification of Chief Executive Officer & President and Vice President, Controller and Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

E-4