Form 10-Q
period 2013-09-30
PAR TECHNOLOGY CORP
filed 2013-11-08
CIK 708821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2013.  Commission File Number 1-9720
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
Yes ☐ No  ☒

The number of shares outstanding of registrant's common stock, as of November 1, 2013 – 15,521,316 shares.

FORM 10-Q

PART I
FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements
PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	For the three months ended September 30,	For the three months ended September 30,	For the nine months ended September 30,	For the nine months ended September 30,
	2013	2012	2013	2012
Net revenues:
Product	$22,673	$22,340	$68,846	$62,652
Service	14,697	16,720	46,031	48,113
Contract	18,168	21,992	66,851	67,965
	55,538	61,052	181,728	178,730
Costs of sales:
Product	15,492	14,681	46,806	39,699
Service	11,042	11,775	33,498	33,813
Contract	16,649	20,584	62,440	64,151
	43,183	47,040	142,744	137,663
Gross margin	12,355	14,012	38,984	41,067
Operating expenses:
Selling, general and administrative	8,616	9,410	28,315	28,844
Research and development	3,730	3,309	11,576	9,947
Amortization of identifiable intangible assets	-	138	-	441
	12,346	12,857	39,891	39,232
Operating income (loss) from continuing operations	9	1,155	(907)	1,835
Other income, net	152	233	373	440
Interest expense	(16)	(22)	(42)	(64)
Income (loss) from continuing operations before provision for income taxes	145	1,366	(576)	2,211
Provision (benefit) for income taxes	(300)	62	(900)	383
Income from continuing operations	445	1,304	324	1,828
Discontinued operations
Income (loss) on discontinued operations (net of tax)	(5)	50	(211)	1,470
Net Income	$440	$1,354	$113	$3,298
Basic Earnings per Share:
Income from continuing operations	0.03	0.09	0.02	0.12
Income (loss) from discontinued operations	(0.00)	0.00	(0.01)	0.10
Net Income	$0.03	$0.09	$0.01	$0.22
Diluted Earnings per Share:
Income from continuing operations	0.03	0.09	0.02	0.12
Income (loss) from discontinued operations	(0.00)	0.00	(0.01)	0.10
Net Income	$0.03	$0.09	$0.01	$0.22
Weighted average shares outstanding
Basic	15,405	15,131	15,228	15,105
Diluted	15,446	15,207	15,253	15,179

See accompanying notes to consolidated financial statements

PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	For the three months ended September 30,	For the three months ended September 30,	For the nine months ended September 30,	For the nine months ended September 30,
	2013	2012	2013	2012
Net income	$440	$1,354	$113	$3,298
Other comprehensive income (loss) net of tax:
Foreign currency translation adjustments	150	(3)	(299)	(34)
Comprehensive income (loss)	$590	$1,351	$(186)	$3,264

See accompanying notes to consolidated financial statements

PAR TECHNOLOGY CORPORATIONAND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	September 30,	December 31,
Assets	2013	2012
Current assets:
Cash and cash equivalents	$10,102	$19,475
Accounts receivable-net	26,023	29,890
Inventories-net	25,299	26,172
Deferred income taxes	14,367	11,037
Income taxes receivable	463	-
Other current assets	3,723	3,236
Total current assets	79,977	89,810
Property, plant and equipment - net	5,507	5,857
Deferred income taxes	3,958	6,280
Goodwill	6,852	6,852
Intangible assets - net	14,069	11,747
Other assets	2,614	3,219
Total Assets	$112,977	$123,765
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$164	$159
Accounts payable	12,425	21,216
Accrued salaries and benefits	6,404	6,397
Accrued expenses	2,176	4,467
Customer deposits	939	1,380
Deferred service revenue	13,713	12,522
Income taxes payable	-	547
Total current liabilities	35,821	46,688
Long-term debt	960	1,084
Other long-term liabilities	3,592	3,030
Liabilities of discontinued operations	-	141
Total liabilities	40,373	50,943
Shareholders’ Equity:
Preferred stock, $.02 par value, 1,000,000 shares authorized	-	-
Common stock, $.02 par value, 29,000,000 shares authorized; 17,229,425 and 17,038,405 shares issued; 15,521,316 and 15,330,718 outstanding	344	341
Capital in excess of par value	43,628	43,661
Retained earnings	34,871	34,758
Accumulated other comprehensive loss	(403)	(104)
Treasury stock, at cost, 1,708,109 and 1,707,687 shares	(5,836)	(5,834)
Total shareholders’ equity	72,604	72,822
Total Liabilities and Shareholders’ Equity	$112,977	$123,765

 See accompanying notes to consolidated financial statements

PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

(In Thousands)	For the nine months ended September 30,
Cash flows from operating activities:	2013	2012
Net income	$113	$3,298
(Income) loss from discontinued operations	211	(1,470)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,005	2,649
Provision for bad debts	385	101
Provision for obsolete inventory	1,877	2,330
Equity based compensation	(85)	534
Deferred income tax	(1,008)	1,170
Changes in operating assets and liabilities:
Accounts receivable	3,482	4,256
Inventories	(1,004)	(2,538)
Income tax receivable/payable	(1,009)	(175)
Other current assets	(526)	(870)
Other assets	605	(245)
Accounts payable	(8,702)	1,392
Accrued salaries and benefits	6	(374)
Accrued expenses	(2,295)	1,184
Customer deposits	(441)	(374)
Deferred service revenue	1,191	2,469
Other long-term liabilities	563	345
Net cash provided by (used in) operating activities-continuing operations	(4,632)	13,682
Net cash used in operating activities-discontinued operations	(396)	(2,450)
Net cash provided by (used in) operating activities	(5,028)	11,232
Cash flows from investing activities:
Capital expenditures	(762)	(1,746)
Capitalization of software costs	(3,216)	(2,493)
Purchase of investments	-	1,912
Maturity of investments	-	(956)
Proceeds from sale of business	-	4,000
Net cash provided by (used in) investing activities-continuing operations	(3,978)	717
Net cash provided by (used in) investing activities-discontinued operations	-	-
Net cash provided by (used in) investing activities	(3,978)	717
Cash flows from financing activities:
Payments of long-term debt	(119)	(1,472)
Proceeds from the exercise of stock options	52	25
Net cash used in financing activities-continuing operations	(67)	(1,447)
Net cash used in financing activities-discontinued operations	-	-
Net cash used in financing activities	(67)	(1,447)
Effect of exchange rate changes on cash and cash equivalents	(300)	(38)
Net increase (decrease) in cash and cash equivalents	(9,373)	10,464
Cash and cash equivalents at beginning of period	19,475	7,742
Cash and cash equivalents at end of period	10,102	18,206
Less cash and equivalents of discontinued operations at end of period	-	-
Cash and equivalents of continuing operations at end of period	$10,102	$18,206
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	42	64
Income taxes, net of (refunds)	1,034	175

See accompanying notes to consolidated financial statements

PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Summary of Significant Accounting Policies

The accompanying unaudited interim consolidated financial statements have been prepared by PAR Technology Corporation (the “Company” or “PAR”) in accordance with U.S. generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements.  Accordingly, these interim financial statements do not include all information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of the Company, such unaudited statements include all adjustments (which comprise only normal recurring accruals) necessary for a fair presentation of the results for such periods.  The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results of operations to be expected for any future period.  The consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2012 included in the Company’s December 31, 2012 Annual Report to the Securities and Exchange Commission on Form 10-K.

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

The current economic conditions and the continued financial volatility in the U.S. and in many other countries in which the Company operates could contribute to decreased consumer confidence and continued economic uncertainty which may adversely impact the Company’s operating performance.  The Company continues to see strength in the markets which it serves; the continued instability could have an impact on purchases of the Company’s products, which could result in a reduction of sales, operating income and cash flows.  A decline in these results could have a material adverse impact on the underlying estimates used in deriving the fair value of the Company’s reporting units used in support of its annual goodwill impairment test.  These conditions may result in an impairment charge in future periods.

Certain amounts for prior periods have been reclassified to conform to the current period classification.

During the first quarter of fiscal year 2012, the Company sold substantially all of the assets of its Logistics Management business, PAR Logistics Management Systems Corporation (LMS) to ORBCOMM Inc., including but not limited to accounts receivable, inventory, equipment, intellectual property, and customer contracts.  The transaction closed on January 12, 2012.   The results of operations of LMS for three and nine months ended September 2013 and 2012 have been recorded as discontinued operations in accordance with Accounting Standards Codification (ASC) 205-20, Presentation of Financial Statements – Discontinued Operations.

Note 2 — Accounts Receivable

	(in thousands)
	September 30,	December 31,
	2013	2012
Government segment:
Billed	$8,886	$11,226
Advanced billings	(1,839)	(3,561)
	7,047	7,665
Hospitality segment:
Accounts receivable - net	18,976	22,225
	$26,023	$29,890

At September 30, 2013 and December 31, 2012, the Company had recorded allowances for doubtful accounts of $530,000 and $541,000, respectively, against Hospitality accounts receivable.

Note 3 — Inventories

Inventories are primarily used in the manufacture and service of Hospitality products.  The components of inventory consist of the following:

	(in thousands)
	September 30,	December 31,
	2013	2012
Finished goods	$12,781	$13,012
Work in process	457	352
Component parts	3,480	3,673
Service parts	8,581	9,135
	$25,299	$26,172

Note 4 — Identifiable intangible assets

The Company capitalizes certain costs related to the development of computer software sold by its Hospitality segment. Software development costs incurred prior to establishing technological feasibility are charged to operations and included in research and development costs in the period the costs are incurred.  Software development costs incurred after establishing technological feasibility (as defined within ASC 985-20) are capitalized and amortized on a product-by-product basis when the product is available for general release to customers.  Software costs capitalized during the three and nine months ended September 30, 2013 were $1,590,000 and $3,216,000, respectively.  Software costs capitalized during the three and nine months ended September 30, 2012 were $871,000 and $2,493,000, respectively.

Annual amortization, charged to cost of sales when the product is available for general release to customers, is computed using the greater of (a) the straight-line method over the remaining estimated economic life of the product, generally three to seven years or (b) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product. Amortization of capitalized software costs for the three and nine months ended September 30, 2013 was $402,000 and $894,000, respectively.  Amortization for the three and nine months ended September 30, 2012 was $402,000 and $1,166,000, respectively.

The components of identifiable intangible assets are:

	(in thousands)
	September 30,	December 31,
	2013	2012
Acquired and internally developed software costs	$15,204	$11,988
Trademarks (non-amortizable)	1,800	1,800
	17,004	13,788
Less accumulated amortization	(2,935)	(2,041)
	$14,069	$11,747

The future amortization of these intangible assets assuming straight-line amortization of capitalized software costs is as follows (in thousands):

2013	$431
2014	1,903
2015	1,863
2016	1,832
2017	1,800
2018	1,699
Thereafter	2,741
Total	$12,269

Note 5 — Stock Based Compensation

The Company applies the fair value recognition provisions of ASC Topic 718 Stock-Based Compensation.  The Company recorded stock based compensation expense of $197,000 for the three months ended September 30, 2013 and a net benefit of $85,000 for the nine months ended.  The amount recorded for the nine months ended September 30, 2013 was recorded net of benefits of $384,000, as the result of forfeitures of unvested stock awards prior to the completion of the requisite service period. Total stock-based compensation expense included within operating expenses for the three and nine months ended September 30, 2012 was $135,000 and $534,000, respectively.  At September 30, 2013, the unrecognized compensation expense related to non-vested equity awards was $730,000 (net of estimated forfeitures), which is expected to be recognized as compensation expense in fiscal years 2013 through 2017.

During 2013, the Company has granted a total of 291,000 equity awards as approved by the Company’s Compensation Committee of its Board of Directors to various employees of the Company under the 2005 Equity Incentive Plan.  All of the awards granted are time vested over specific service periods as defined in the agreements.

During 2012, the Company’s issued approximately 183,000 restricted stock awards to various employees at a per share price of $0.02.  The awards were approved by the Compensation Committee of its Board of Directors under the 2005 Equity Incentive Plan.  Included in the shares granted are 121,000 performance based restricted stock which vest upon the achievement of financial goals from fiscal years 2012 through 2014.  These grant agreements expire if the related performance conditions are not met by December 31, 2014.  The Company has not recognized any compensation expense associated with these performance based awards as the achievement of the performance target was not deemed probable during the current period.

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

For the three and nine months ended September 30, 2013 there was 418,000 and 530,000 respectively, anti-dilutive stock options outstanding.  For the three and nine months ended September 30, 2012, there were 306,000 and 659,000, respectively, anti-dilutive stock options outstanding.

The following is a reconciliation of the weighted average shares outstanding for the basic and diluted EPS computations (in thousands, except per share data):

	For the three months	For the three months
	ended September 30,	ended September 30,
	2013	2012
Income from continuing operations	$445	$1,304

Basic:
Shares outstanding at beginning of period	15,401	15,119
Weighted average shares issued during the period, net	4	12
Weighted average common shares, basic	15,405	15,131
Earnings from continuing operations per common share, basic	$0.03	$0.09
Diluted:
Weighted average common shares, basic	15,405	15,131
Dilutive impact of stock options and restricted stock awards	41	76
Weighted average common shares, diluted	15,446	15,207
Earnings from continuing operations per common share, diluted	$0.03	$0.09

	For the nine months	For the nine months
	ended September 30,	ended September 30,
	2013	2012
Income from continuing operations	$324	$1,828

Basic:
Shares outstanding at beginning of period	15,210	15,051
Weighted average shares issued during the period, net	18	54
Weighted average common shares, basic	15,228	15,105
Earnings from continuing operations per common share, basic	$0.02	$0.12
Diluted:
Weighted average common shares, basic	15,228	15,105
Dilutive impact of stock options and restricted stock awards	25	74
Weighted average common shares, diluted	15,253	15,179
Earnings from continuing operations per common share, diluted	$0.02	$0.12

Note 7 — Segment and Related Information

The Company’s reportable segments are strategic business units that have separate management teams and infrastructures that offer different products and services.

The Company has two reportable segments, Hospitality and Government.  The Hospitality segment offers integrated solutions to the hospitality industry which include industry leading hardware and software applications utilized at restaurants, resorts, hotels and spas.  In addition, the Company also provides technology in support of food safety and task management.  The Company’s Hospitality segment offers customer support including field service, installation, twenty-four hour telephone support and depot repair.  The Government segment develops and delivers geospatial and full motion video solutions to federal/state governments and industry; and provides communications and information technology support services to the United States Department of Defense.  Intersegment sales and transfers are not significant.

Information noted as “Other” primarily relates to the Company’s corporate, home office operations.

Information as to the Company's segments is set forth below.  Amounts below exclude discontinued operations.

	(in thousands)
	For the three months ended September 30,	For the three months ended September 30,	For the nine months ended September 30,	For the nine months ended September 30,
	2013	2012	2013	2012
Revenues:
Hospitality	$37,370	$39,060	$114,877	$110,765
Government	18,168	21,992	66,851	67,965
Total	$55,538	$61,052	$181,728	$178,730

Operating income (loss) from continuing operations:
Hospitality	$(1,304)	$96	$(3,997)	$(1,096)
Government	1,411	1,193	4,108	3,465
Other	(98)	(134)	(1,018)	(534)
	9	1,155	(907)	1,835
Other income, net	152	233	373	440
Interest expense	(16)	(22)	(42)	(64)
Income (loss) from continuing operations before provision for income taxes	$145	$1,366	$(576)	$2,211

Depreciation and amortization:
Hospitality	$673	$790	$1,729	$2,315
Government	11	18	33	56
Other	65	97	243	278
Total	$749	$905	$2,005	$2,649

Capital expenditures:
Hospitality	$1,847	$1,023	$3,877	$4,039
Government	28	-	28	-
Other	-	55	73	200
Total	$1,875	$1,078	$3,978	$4,239

Revenues by geographic area:
United States	$44,805	$53,097	$151,972	$155,667
Other Countries	10,733	7,955	29,756	23,063
Total	$55,538	$61,052	$181,728	$178,730

The following table represents identifiable assets by business segment:

	(in thousands)
	September 30,	December 31,
	2013	2012
Identifiable assets:
Hospitality	$82,203	$88,298
Government	8,292	9,012
Other	22,482	26,455
Total	$112,977	$123,765

The following table represents identifiable assets by geographic area based on the location of the assets:

	(in thousands)
	September 30,	December 31,
	2013	2012
United States	$94,638	$107,149
Other Countries	18,339	16,616
Total	$112,977	$123,765

The following table represents Goodwill by business segment:

	(in thousands)
	September 30,	December 31,
	2013	2012
Hospitality	$6,116	$6,116
Government	736	736
Total	$6,852	$6,852

Customers comprising 10% or more of the Company's total revenues are summarized as follows:

	For the three months ended September 30,	For the three months ended September 30,	For the nine months ended September 30,	For the nine months ended September 30,
	2013	2012	2013	2012
Hospitalsity segment:
McDonald’s Corporation	25%	20%	19%	18%
Yum! Brands, Inc.	11%	16%	14%	15%
Government segment:
U.S. Department of Defense	33%	36%	37%	38%
All Others	31%	28%	30%	29%
	100%	100%	100%	100%

Item 2:	Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statement

This document contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934.  Any statements in this document that do not describe historical facts are forward-looking statements.  Forward-looking statements in this document (including forward-looking statements regarding the continued health of the Hospitality industry, future information technology outsourcing opportunities, changes in contract funding by the U.S. Government, the impact of current world events on our results of operations, the effects of inflation on our margins, and the effects of interest rate and foreign currency fluctuations on our results of operations) are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  When we use words such as "intend," "anticipate," "believe," "estimate," "plan," "will," or "expect", we are making forward-looking statements.  We believe that the assumptions and expectations reflected in such forward-looking statements are reasonable based on information available to us on the date hereof, but we cannot provide assurances that these assumptions and expectations will prove to have been correct or that we will take any action that we presently may be planning.  We have disclosed certain important factors that could cause our actual future results to differ materially from our current expectations, including a decline in the volume of purchases made by one or a group of our major customers; risks in technology development and commercialization; risks of downturns in economic conditions generally, and in the quick-service sector of the hospitality market specifically; risks associated with government contracts; risks associated with competition and competitive pricing pressures; and risks related to foreign operations.  Forward-looking statements made in connection with this report are necessarily qualified by these factors.  We are not undertaking to update or revise publicly any forward-looking statements if we obtain new information or upon the occurrence of future events or otherwise.

Overview

PAR's technology solutions for the Hospitality segment feature software, hardware and support services tailored for the needs of restaurants, hotels, resorts and spas, casinos, cruise lines, movie theatres, theme parks and retailers.  The Company's Government segment provides technical expertise in the contract development of advanced systems and software solutions for the U.S. Department of Defense and other federal agencies, as well as information technology and communications support services to the U.S. Department of Defense.

The Company's products sold in the Hospitality segment are utilized in a wide range of applications by thousands of customers.  The Company faces competition across all of its markets within the Hospitality segment, competing on the basis of product design, features and functionality, quality and reliability, price, customer service, and delivery capability.  PAR's continuing strategy is to provide complete integrated technology solutions and services with industry leading customer service in the markets in which it participates.  The Company conducts its research and development efforts to create innovative technology offerings that meet and exceed customer requirements and also have a high probability for broader market appeal and success.

The Company is focused on expanding four distinct parts of its Hospitality businesses.  First, it is investing in the continued development and deployment of ATRIO®, its next generation, cloud-based property management software for the Hotel/Resort/Spa market.  Second, the Company is investing in the enhancement of existing software and the development of the Company's SureCheck® product for food safety and task management applications. Third, the Company continues to work on expanding its third-party distribution channels.  Fourth, as the Company's customers continue to open new outlets in international markets, PAR has created an international infrastructure focused on that expansion.

The Quick Serve Restaurant (QSR) market, PAR's primary market, continues to perform well for the majority of large, international companies, despite worldwide macroeconomic uncertainty.  However, the Company has seen an impact of these current economic conditions on smaller, regional QSR organizations, whose business is slowing because of higher unemployment and lack of consumer confidence in certain regions.  The Company is continuing to reassess the alignment of its product and service offerings to support improved operational efficiency and profitability going forward.  These conditions could have a material adverse impact on the Company's estimates, specifically the fair value of its assets related to its legacy products.

Approximately 37% of the Company's revenues are generated by its Government business.  The Company's focus is to expand two separate aspects of its Government business: services and solutions. Through outstanding performance of existing service contracts and investing in enhancing its business development capabilities, the Company is able to consistently win renewal of expiring contracts, extend existing contracts, and secure additional new business.  With its intellectual property and investment in new technologies, the Company provides solutions to the U.S. Department of Defense and other federal/state agencies with systems integration, products and highly-specialized services.  The general uncertainty in U.S. defense total workforce policies (military, civilian and contract), procurement cycles and spending levels for the next several years, due to sequestration, may impact the performance of this business segment.

Results of Operations —

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

PAR reported revenues of $55.5 million for the quarter ended September 30, 2013, a decrease of 9% from the $61.1 million reported for the quarter ended September 30, 2012.  PAR reported net income from continuing operations of $445,000 or $0.03 per diluted share for the third quarter of 2013 versus $1.3 million or $0.09 per share for the same period in 2012.  During the quarter, PAR reported a net loss from discontinued operations of $5,000 versus net income of $50,000 for the same period in 2012.

Product revenues were $22.7 million for the quarter ended September 30, 2013, an increase of 2% from the $22.3 million recorded in 2012.  This increase was primarily the result of improved performance within our international locations.  Product revenues increased approximately 48% within our international markets, mostly driven by McDonald’s® deployments within China.  Product revenue also benefited from increased sales through the Company's third-party distribution channels.  These increases were partially offset by a reduction in domestic sales to YUM! Brands® and Wal-Mart,® due to the timing of customer requirements.

Service revenues were $14.7 million for the quarter ended September 30, 2013, a decrease of 12% from the $16.7 million reported for the same period in 2012.  During the quarter, the Company experienced a decline in call center revenue resulting from service contract modifications as well as decline in installation services for certain accounts which did not recur in 2013.  This decline is partially offset by an increase associated with the Company's depot repair operation resulting from new contracts.

Contract revenues were $18.2 million for the quarter ended September 30, 2013, compared to $22.0 million reported for the same period in 2012, a decrease of 17.4%.  This decrease is mostly driven by the timing of task orders on the Company's Intelligence, Surveillance, and Reconnaissance (ISR) systems integration contracts with the U.S. Army.  This decrease was partially offset by increases in technical services contracts with the U.S. Department of Defense.

Product margins for the quarter ended September 30, 2013 were 31.7%, a decrease from 34.3% for the same period in 2012.  During the quarter, the Company experienced an unfavorable product mix in sales of our hardware offerings.

Service margins were 24.9% for the quarter ended September 30, 2013, a decrease from the 29.6% recorded for the same period in 2012 as a result lower service revenue in the quarter combined with an unfavorable mix of service offerings.

Contract margins were 8.4% for the quarter ended September 30, 2013, compared to 6.4% for the same period in 2012.  This increase was due to favorable modifications of certain contracts that were extended during the year, partially offset by investments in the Company's ISR technologies.    The most significant components of contract costs in 2013 and 2012 were labor and fringe benefits.  For the third quarter of 2013, labor and fringe benefits were $10.0 million or 60.2% of contract costs compared to $9.6 million or 46.4% of contract costs for the same period in 2012.  This increase in percentage is mostly attributable to the lower amount of subcontract revenue in 2013 associated with the Company's ISR systems integration contract with the U.S. Army.

Selling, general and administrative expenses for the quarter ended September 30, 2013 were $8.6 million, a decrease compared to $9.4 million recorded for the same period in 2012.  The decrease is attributable to the Company’s execution of cost reduction initiatives within its domestic Hospitality operations.

Research and development expenses were $3.7 million for the quarter ended September 30, 2013, an increase from the $3.3 million recorded for the same period in 2012.  This increase was primarily related to software development costs for products within the Hospitality segment due to the Company’s continued investment in its new hardware and software products.

During 2013, the Company did not have any amortization expense associated with acquired identifiable intangible assets as the related assets became fully amortized in 2012.  During the third quarter of 2012, the Company incurred expense of $138,000 in amortization expense.

Other income, net was $152,000 for the quarter ended September 30, 2013 compared to $233,000 for the same period in 2012.  Other income/expense primarily includes unrealized gains/losses on the Company's investments, market value fluctuations of the Company's deferred compensation plan, rental income, strategic product development partnerships, and foreign currency gains and losses.  The income in 2013 is primarily related to strategic product development partnerships within the Company's Hospitality businesses and a lower fair value adjustment with respect to the Company's deferred compensation plan.  The income for the third quarter 2012 was mostly due to foreign currency gains recognized during the quarter.

Interest expense primarily represents interest charged on the Company's short-term borrowing requirements from banks and from long-term debt.  Interest expense was $16,000 for the quarter ended September 30, 2013 as compared to $22,000 for the same period in 2012.  This reduction is associated with lower outstanding borrowing in 2013 as compared to the same period in 2012.

For the quarter ended September 30, 2013, the Company's effective income tax benefit was 207%, compared to tax expense of 4.5% for the same period in 2012.  This variance from the federal statutory rate was due to the mix of projected taxable income from the Company's domestic and foreign jurisdictions expected for full year fiscal 2013.    The variance from the federal statutory rate in 2012 was due to state and foreign taxes.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

PAR reported revenues of $181.7 million for the nine months ended September 30, 2013, an increase of 2% from the $178.7 million reported for the same period in 2012.  PAR reported net income from continuing operations of $324,000 or $0.02 per diluted share for the nine months ended 2013 versus a net income of $1.8 million or $0.12 per share for the same period in 2012.  During the nine months ended 2013, PAR reported a net loss from discontinued operations of $211,000 or $0.01 per share versus a net income of $1.5 million or $0.10 per share for the same period in 2012.

Product revenues were $68.8 million for the nine months ended September 30, 2013, an increase of 10% from the $62.7 million recorded in 2012.  This increase was primarily the result of increased sales to YUM! Brands, Carl's Jr. units of CKE Restaurants, Inc., continued growth within our international markets and increased sales through the Company’s third-party distribution channels.  International product revenue was up 41.3% primarily the result of increased sales to McDonald's in China.  Partially offsetting this increase was a decrease in sales of the Company's SureCheck product, noting the Company executed a transaction with a significant launch customer during 2012.

Service revenues were $46.0 million for the nine months ended September 30, 2013, a decrease of 4.3% from the $48.1 million reported for the same period in 2012.  During the year, the Company experienced a decline in call center revenue resulting from service contract modifications as well as decline in installation services for certain accounts which did not recur in 2013.  This decline is partially offset by an increase associated with the Company's depot repair operation resulting from new contracts.

Contract revenues were $66.9 million for the nine months ended September 30, 2013, compared to $68.0 million reported for the same period in 2012, a decrease of 1.6%.  This decrease is attributable to the timing of services rendered on the Company’s Intelligence, Surveillance, and Reconnaissance (ISR) systems integration contract with the U.S. Army.  This decrease was partially offset by increases in technical services contracts with the Department of Defense.

Product margins for the nine months ended September 30, 2013 were 32%, a decrease from 36.6% for the same period in 2012.  This decrease was driven by an unfavorable product mix resulting from reduced SureCheck software revenue associated with a large sale to a launch customer executed in 2012.

Service margins were 27.2% for the nine months ended September 30, 2013, a decrease from the 29.7% recorded for the same period in 2012.  This decrease is associated with an unfavorable mix in service offerings compared to 2012.

Contract margins were 6.6% for the nine months ended September 30, 2013, compared to 5.6% for the same period in 2012.  This increase was due to favorable modifications of certain contracts that were extended during the year, partially offset by investments in the Company's ISR technologies.    The most significant components of contract costs in 2013 and 2012 were labor and fringe benefits.  For the nine months ended September 2013, labor and fringe benefits were $30.3 million or 48.5% of contract costs compared to $30.1 million or 47% of contract costs for the same period in 2012.  This increase in percentage is mostly attributable to the lower amount of subcontract revenue in 2013 associated with the Company's ISR systems integration contract with the U.S. Army.

Selling, general and administrative expenses for the nine months ended September 30, 2013 were $28.3 million, a  decrease compared to $28.8 million recorded for the same period in 2012. The decrease is attributable to the Company’s execution of cost reduction initiatives within its domestic Hospitality operations.  Partially offsetting the decrease were increases from certain separation cost and litigation matters settled in the first quarter.

Research and development expenses were $11.6 million for the nine ended September 30, 2013, an increase from the $9.9 million recorded for the same period in 2012.  This increase was primarily related to software development costs for products within the Hospitality segment associated with the Company’s continued investment in its new hardware and software products.

During 2013, the Company did not have any amortization expense associated with acquired identifiable intangible assets as the related assets became fully amortized in 2012.  During the nine months ended September 30, 2012, the Company incurred amortization expense of $441,000.

Other income, net was $373,000 for the nine months ended September 30, 2013 compared to $440,000 for the same period in 2012.  Other income/expense primarily includes unrealized gains/losses on the Company's investments, market value fluctuations of the Company's deferred compensation plan, rental income, strategic product development partnerships, and foreign currency gains and losses.  The income in 2013 is primarily related to strategic product development partnerships within the Company's Hospitality businesses and a lower fair value adjustment with respect to the Company's deferred compensation plan. The income in 2012 was primarily due to finance charges associated with the Company’s Hospitality businesses and foreign currency gains.

Interest expense primarily represents interest charged on the Company's short-term borrowing requirements from banks and from long-term debt.  Interest expense was $42,000 for the nine months ended September 30, 2013 as compared to $64,000 for the same period in 2012.  This reduction is associated with lower outstanding borrowing in 2013 as compared to the same period in 2012.

For the nine months ended September 30, 2013, the Company's effective income tax benefit was 156%, compared to tax expense of 17.3% for the same period in 2012.  The variance from the federal statutory rate in 2013 was due to a benefit of $410,000 received in connection with the American Taxpayer Relief Act of 2012 that was signed into law in January 2013.  The credit related to retroactive tax relief for certain tax law provisions that expired in 2012.  Because the legislation was signed into law after the end of PAR's 2012 fiscal year, the retroactive effects of the bill will be reflected in the first quarter of 2013.  Excluding the retroactive application of this credit, the Company's expected effective federal rate is 85%.  This remaining variance from the federal statutory rate was due to the mix of projected taxable income from the Company's domestic and foreign jurisdictions.  The variance from the federal statutory rate in 2012 was due to state and foreign taxes.

Liquidity and Capital Resources

The Company's primary sources of liquidity have been cash flow from operations and its bank line of credit.  Cash used by operating activities of continuing operations was $4.6 million for the nine months ended September 30, 2013 compared to cash provided of $13.7 million for the same period in 2012.

In 2013, cash was used in operations mostly due to the Company's change in working capital requirements, primarily associated with decreases in accrued expenses and accounts payable from timing of payments made to vendors, specifically for inventory purchases and timing of payments associated with the Company's ISR contract with the U.S. Government.   This was partially offset by the add back of non-cash charges, decreases in accounts receivable due to improved collection efforts, as well as an increase in deferred service revenue due to the timing of customer service contracts.   In 2012, cash was generated by the Company's net income plus the add back of non-cash charges, offset by reductions to changes in operating assets and liabilities.  The most significant changes to the Company's operating assets and liabilities were the decrease in accounts receivable primarily due to the timing of collections associated with the Company's ISR contract with the U.S. Government, as well as an increase in deferred service revenue due to the timing of billing of customer service contracts.  These were partially offset by an increase in inventory due planned shipments that were delayed until the fourth quarter of 2012.

Cash used in investing activities from continuing operations was $4.0 million for the nine months ended September 30, 2013 versus cash provided by investing activities of $717,000 for the same period in 2012.  In 2013, capital expenditures of $762,000 were primarily for purchases of computer equipment associated with the Company’s software support service offerings.  Capitalized software was $3.2 million and was associated with investments for various Hospitality software platforms.  In 2012, the Company received cash proceeds of $4 million related to the sale of its Logistics Management business, and generated $1.9 million from the maturity of its investments.   Capital expenditures were $1.7 million and were primarily for tooling associated with the Company's new hardware products, as well as for purchases of office and computer equipment.  Capitalized software was $2.5 million and was associated with the Company's next generation Hospitality software platforms.

Cash used in financing activities from continuing operations was $67,000 for the nine months ended September 30, 2013 versus $1.4 million in 2012.  In 2013, the Company decreased its long-term debt by $119,000 and benefited $52,000 from the exercise of employee stock options.  In 2012, the Company decreased its long-term debt by $1.5 million and benefited $25,000 from the exercise of employee stock options.

The Company maintains a credit facility which provides borrowing availability up to $20 million (with the option to increase to $30 million) in the form of a line of credit.  This agreement allows the Company, at its option, to borrow funds at the LIBOR rate plus the applicable interest rate spread or at the bank's prime lending rate (3.25% at September 30, 2013).  This agreement expires in June 2014.  At September 30, 2013, the Company did not have any outstanding balance on this line of credit.  The weighted average interest rate paid by the Company was approximately 3.25% during fiscal year 2013.  This agreement contains certain loan covenants including leverage and fixed charge coverage ratios.  In February 2013, the agreement was amended to allow the Company to exclude certain extraordinary or non-recurring, non-cash expenses, charges or losses, and certain litigation expenses incurred during the fourth quarter of 2012.  The exclusion of these charges will be applied to the Company's debt covenant calculation through December 31, 2013.  Additionally, as part of this amendment, the Company modified its definition of Earnings before Interest Taxes, Depreciation and Amortization (EBITDA), to exclude certain non-cash charges for the remainder of the agreement.  The Company is in compliance with these amended covenants at September 30, 2013.  This credit facility is secured by certain assets of the Company.

The Company has a $1.1 million mortgage loan, collateralized by certain real estate.  This mortgage matures on November 1, 2019.  The Company's fixed interest rate is currently 4.05% through October 1, 2014.  Beginning on October 1, 2014 and through the maturity date of the loan, the fixed rate will be converted to a new rate equal to the then-current five year fixed advanced rate charged by the New York Federal Home Loan bank, plus 225 basis points.  The annual mortgage payment including interest through October 1, 2014 totals $207,000.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In July 2013, the Financial Accounting Standards Board (FASB) issued guidance eliminating diversity in practice surrounding the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The new guidance requires entities to net an unrecognized tax benefit with a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if the carryforward would be used to settle additional tax due upon disallowance of a tax position. The amendment is effective for fiscal periods beginning after December 15, 2013 with early adoption permitted. The impact on PAR's financial statements upon adoption of this guidance is currently being evaluated and as required, will be adopted on January 1, 2014.

In March 2013, the Financial Accounting Standards Board (FASB) clarified that, when a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity, the parent is required to release any related cumulative translation adjustment into net income. The cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. The FASB also clarified that if a business combination is achieved in stages related to a previously held equity method investment (step-acquisition) that is a foreign entity, the amount of accumulated other comprehensive income that is reclassified and included in the calculation of gain or loss as of the acquisition date shall include any foreign currency translation adjustment related to that previously held investment. The amendments are effective prospectively for fiscal years beginning after December 15, 2013, with early adoption permitted. The impact on PAR's financial statements upon adoption of this guidance is currently being evaluated and as required, will be adopted on January 1, 2014.

In February 2013, the FASB issued guidance requiring an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date as the amount the entity agreed to pay for the arrangement between them and the other entities that are also obligated to the liability and any additional amount the entity expects to pay on behalf of the other entities. The amendments are effective for fiscal periods (and interim reporting periods within those years) beginning after December 15, 2013. The impact on PAR's financial statements upon adoption of this guidance is currently being evaluated and as required, will be adopted on January 1, 2014.

Recently Adopted Accounting Pronouncements

On July 27, 2012, the FASB issued Accounting Standards Update 2012-02, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment ("ASU 2012-02"). ASU 2012-02 is intended to reduce the cost and complexity of the annual indefinite-lived intangible assets impairment testing by providing entities an option to perform a "qualitative" assessment to determine whether further impairment testing is necessary. As such, there is the possibility that quantitative assessments would not need to be performed if it is more likely than not that no impairment exists. The Company was required to adopt the provisions of ASU 2012-02, which was effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption was permitted. The adoption of ASU 2012-02 did not have a significant impact on the Company's financial position or results of operations.

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

INFLATION

Inflation had little effect on revenues and related costs during the nine months ended September 30, 2013.  Management anticipates that margins will be maintained at acceptable levels to minimize the effects of inflation, if any.

INTEREST RATES

As of September 30, 2013, the Company does not have any variable debt.  As such, the Company believes that an adverse change in interest rates of 100 basis points would not have a material impact on our business, financial condition, results of operations or cash flows.

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

Based on an evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2013, the end of the period covered by this Quarterly Report on Form 10-Q (the "Evaluation Date"), conducted under the supervision of and with the participation of the Company's chief executive officer and principal financial officer, such officers have concluded that the Company's disclosure controls and procedures, which are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and designed to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is accumulated and communicated to management including the chief executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosures, are effective as of the Evaluation Date.

(b)	Changes in Internal Control over Financial Reporting.

There was no change in the Company's internal controls over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, such internal controls over financial reporting.

Item 1A.	Risk Factors

The Company is exposed to certain risk factors that may affect operations and/or financial results.  The significant factors known to the Company are described in the Company's most recently filed Annual Report on Form 10-K.  There have been no material changes from the risk factors as previously disclosed in the Company's Annual Report on Form 10-K.

Item 4.	Mine SafetyDisclosures

Not applicable.

Item 5.	Other Information

On September 18, 2013, following the recommendation of the Company’s Compensation Committee, the Company’s Board of Directors approved an increase in compensation for the Presiding non-management Director for fiscal year 2013.  This change resulted in an increased Annual Retainer to $115,000 to be paid to Director Ahn as compensation for serving as the Presiding Director and the Chairman of the Board of Directors and Audit Committee of the Board of Directors.

On July 31, 2013, PAR Technology Corporation furnished a report on Form 8-K pursuant to Item 2.02 (Results of Operations and Financial Condition) of that Form relating to its financial information for the quarter ended June 30, 2013, as presented in the press release of July 31, 2013 and furnished thereto as an exhibit.

On July 29, 2013, PAR Technology Corporation furnished a report on Form 8-K pursuant to Item 5.03 (Amendment of By-Laws) of that Form relating the Board of Directors of PAR Technology Corporation (the "Corporation") approved an amendment to the Corporation's By-Laws, effective immediately, to re-designate Articles XII (Amendments) and XIII (Construction) as Articles XIII and XIV respectively; and to add a new Article XII entitled Forum for Adjudication of Disputes that provides that, unless the Corporation consents in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware shall be the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of the Corporation, (ii) any action asserting a claim for breach of a fiduciary duty owed by any director, officer, employee or agent of the Corporation to the Corporation or the Corporation's stockholders, (iii) any action asserting a claim against the Corporation arising pursuant to any provision of the Delaware General Corporation Law, the Articles of Incorporation or the By-Laws of the Corporation or (iv) any action asserting a claim governed by the internal affairs doctrine.

On April 29, 2013, the Board of Directors approved the grant of 15,000 restricted shares of the Corporation’s Common Stock per each independent director.  These restricted shares vest as follows:  3,750 shares on July 29, 2013; 3,750 shares on October 29, 2013, 3,750 shares on January 29, 2014 and 3,750 shares on April 29, 2014.

List of Exhibits

Exhibit No.	Description of Instrument

31.1	Certification of Chief Executive Officer & President Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Vice President, Controller & Chief Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification of Chief Executive Officer & President and Vice President, Controller & Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAR TECHNOLOGY CORPORATION
(Registrant)

Date: November 8, 2013

/s/ STEVEN M. MALONE
Steven M. Malone
Vice President, Controller & Chief Accounting Officer

Exhibit Index

Exhibit No.	Description of Instrument	Sequential Page Number

31.1	Certification of Chief Executive Officer & President Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	E-1

31.2	Certification of Vice President, Controller & Chief Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	E-2

32.1
Certification of Chief Executive Officer & President and Vice President, Controller & Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
E-3