Form 10-K
period 2013-12-31
PAR TECHNOLOGY CORP
filed 2014-03-14
CIK 708821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-K

☒            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2013.

OR

☐            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

As of June 30, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares of voting and non-voting common stock held by non-affiliates of the registrant was approximately $34,498,731 based upon the closing price of the Company’s common stock.

The number of shares outstanding of registrant’s common stock, as of February 28, 2014 ─ 15,752,566 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement in connection with its 2014 annual meeting of stockholders are incorporated by reference into Part III.

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

PAR’s Hospitality business segment, representing approximately 63% of consolidated revenue, provides technology solutions, including hardware, software and a range of support services, to businesses and organizations within the global hospitality industry.  The Company continues to be a leading provider of hospitality management technology systems to restaurants (the Quick Service, Fast Casual and Table Service categories make up our Restaurant business) with over 50,000 systems installed in over 110 countries.  In addition, the Company is expanding its footprint within the retail marketplace with its food safety and task management solutions. These two technology solutions are conducted collectively through the Company’s Restaurant and Retail business.  The Company’s Hotel business provides guest-centric property management solutions to hotels, resorts, spas, casinos, and other hospitality properties, worldwide.

PAR’s Government business, representing approximately 37% of consolidated revenue, provides a range of technical services for the U.S. Department of Defense and other federal agencies.  This business is dedicated to serving Intelligence, Surveillance and Reconnaissance (ISR) needs specializing in the development of advanced signal and image processing and management systems with a focus on geospatial intelligence, geographic information systems, and command and control applications.  Additionally, this business provides information technology, communications, and related services to the U.S. Department of Defense, providing comprehensive operational support worldwide.

Information concerning the Company’s industry segments for the two years ended December 31, 2013 is set forth in Note 11 “Segments and Related Information” in the Notes to the Consolidated Financial Statements.

PAR’s corporate headquarters are located at PAR Technology Park, 8383 Seneca Turnpike, New Hartford, NY 13413-4991, and our telephone number is (315) 738-0600. We maintain significant facilities for our Hospitality segment in our New Hartford headquarters, as well as Boca Raton, FL, Boulder, CO, Las Vegas, NV, Shanghai, People’s Republic of China, Stowe, VT, and Toronto, Canada. We maintain Hospitality sales offices worldwide. The Company’s Government business is headquartered in Rome, NY. Our Government business has employees worldwide in fulfillment of our contract-based support services.

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

Hospitality Segment

PAR provides information technology solutions to three markets within its Hospitality Segment: Restaurants, Retail and Hotels (the Hotel market also includes Resorts and Spas).  PAR’s solutions for the Restaurant market combine software applications, hardware platforms and installation and lifecycle support services.  PAR’s hardware offerings for the Restaurant market include Point-of-Sale (POS) terminals,  kitchen systems utilizing printers and/or video monitors, and a range of food safety monitoring tools.  PAR’s software offerings for the Restaurant market include front-of-store POS software applications, operations management software applications (known as Back Office), and enterprise software applications for content management and business intelligence.

As a leading vendor to the Restaurant market, PAR has developed committed, long-term relationships with the industry’s three largest organizations, McDonald’s Corporation, Yum! Brands, Inc., and the SUBWAY® franchisees of Doctor’s Associates Inc.  McDonald’s® has over 35,000 restaurants in more than 100 countries, and PAR has been an approved provider of restaurant technology systems and support services to their organization since 1979.  Yum! Brands®, which includes Taco Bell®, KFC®, and Pizza Hut™, has been a PAR customer since 1983.  Yum! Brands have over 40,000 restaurants in more than 125 countries, and PAR continues to be a major supplier of management technology systems to chains within the Yum! Brands portfolio.  The Company continues to expand our installed base of hardware technology and services with SUBWAY, which has more than 41,000 restaurants in over 100 countries.  Other significant hospitality chains for which PAR is the POS vendor of choice include the Baskin-Robbins® unit of Dunkin' Brands Group, Inc.,  the Hardee’s®  and Carl’s Jr. ® units of CKE Restaurants, Inc., the Carnival Cruise Lines® unit of Carnival Corporation & plc, Catalina Restaurant Group Inc., Legal Sea Foods, LLC,  and franchisees of these organizations.

Within the growing Retail market, PAR has developed an intelligent checklist solution for food safety measurement and task management automation. During the year, the Company announced another major customer to deploy our intelligent checklist and task management solution within its stores.  Wegmans Food Markets, Inc., and its 83 store locations, joined the 4,300 domestic Wal-Mart Stores Inc., locations deployed in 2012, representing two signature brands that selected PAR as its vendor of choice for their food safety and task management requirements.

With respect to the Hotel market, PAR is a leading global provider of software solutions for a variety of property types including city-center hotels, destination spa and golf resorts, cruise ships, and casino hotels.  High profile customers utilizing PAR’s solutions include The Old Course Hotel at St. Andrews, a unit of Kohler Company, Pebble Beach Resorts® of the Pebble Beach Company, and Gleneagles Hotel® unit of Diageo plc.  Large hotel chains utilizing one or more of PAR’s software solution offerings include Accor SA, Four Seasons Hotels Limited, the Fairmont® and Swissotel® units of FRHI Holdings Limited, Hilton Worldwide, Inc., Kempinski AG, Mandarin Oriental Hotel Group, Marriott International, Inc. and its Ritz-Carlton subsidiary, The Maybourne Group,  and Starwood Hotels & Resorts Worldwide, Inc.

Products

The Company offers its hardware, software and services as an integrated solution or unbundled, on an individual basis.  PAR’s hardware offerings, particularly our POS terminals, are well regarded by customers for their broad functionality, reliability, and high quality.  The Company frequently sells hardware in combination with services, thereby delivering maximum system performance on a cost-effective basis.  PAR emphasizes the operational and economic value of a bundled, integrated solution, combining hardware, software and services, offering customers a comprehensive solution capable of not only enabling efficient restaurant operation, while also providing operational and marketing insights.

Hardware

PAR’s EverServ® family of hardware platforms are designed for harsh hospitality environments, to be durable, scalable and easily integrated - offering customers’ competitive performance at a cost-conscious price.  The Company’s hardware platforms, compatible with popular operating systems, support a distributed processing environment and are suitable for a broad range of use and functions within the markets served.  PAR’s open architecture POS terminals are optimized to host our EverServ POS software applications, as well as most third-party POS applications, and are compatible with many peripheral devices, including various customer peripherals.  We partner with numerous vendors of complementary in-store peripherals, from cash drawers, card readers and printers to kitchen video systems, allowing us to provide a complete solution coordinated and delivered by one vendor.

PAR currently offers a range of POS hardware system designs and capabilities, designed with the intent to meet the needs of our customers, regardless of the restaurant concept, the size of the organization or the complexity of its requirements.  PAR’s hardware terminal offerings are primarily comprised of four POS product lines: EverServ 500, EverServ 7000 Series, EverServ 6000 Series and EverServ 2000.

PAR’s newest hardware offering, the EverServ 500 platform, is built with the same rugged durability PAR is known for, but in a compact design that delivers the performance and reliability of our legacy offerings. Its small footprint is ideal for installations where space is at a premium. The design offers a spill resistant, high-impact enclosure that is built to withstand tough restaurant and retail conditions with continuous operation. The EverServ 500’s fan-less design is quiet, offers low power consumption and minimizes maintenance.

The patented EverServ 7000 series is PAR’s flagship POS platform, designed to offer PAR’s ultimate combination of performance, style, ease of service, remote management, flexibility and modularity.  The EverServ 7000 series hardware is built to perform in harsh environments involving rough treatment and liquid spills. The high performance next-gen architecture of the series supports demanding applications and delivers the speed needed to improve customer throughput.

The patented EverServ 6000 platform has been PAR’s high performance, rugged and reliable POS terminal for the past several years and been deployed globally across some of the world’s largest restaurant chains. By design, the Everserv 6000 is simple to service, reducing service times and minimizing business interruption. The EverServ 6000 POS terminal leverages a common computing platform across multiple configurations to simplify IT operations, deployment and support, resulting in lower costs. In addition, its energy-saving features and rugged design contribute to a low total cost of ownership and a long product lifespan.

The more compact EverServ 2000 platform was designed for value conscious customers and for environments where space is a premium.  The Everserv 2000 includes the fan-less design and its small footprint is appropriate for locations seeking reduced space requirements. The design offers a spill resistant, high-impact enclosure that is built to withstand tough restaurant and retail conditions with continuous operation.

With PAR’s growing presence within the Retail market, PAR developed its temperature measurement device to provide a full technology solution supporting food safety compliance and task management automation.  The device can operate as a stand-alone hardware platform or as integrated solution with the Company’s Everserv Surecheck® offering.

Software: Restaurant Market

PAR’s restaurant software offerings were designed to meet the requirements of large and small operators, franchise and enterprise alike in the three dominant restaurant categories: Quick Serve Restaurants (QSR), Fast Casual Restaurants (FC), and Table Service Restaurants (TSR).  Each of these restaurant categories has distinct operating characteristics and service delivery requirements and the PAR’s EverServ® family of software offerings, were designed with the intent of, enabling customers to configure their technology systems to meet their order entry, food preparation, inventory, and workforce management needs, while capturing all pertinent POS and BOH transaction data at each location and delivering valuable insight throughout the enterprise.

In addition to POS software, PAR offers a number of complementary restaurant applications for the enterprise customer.  EverServ Operations Reporting is a Web-based enterprise reporting solution that consolidates data from all restaurant locations, and is offered either as an on-premises installation or as a Software-as-a-Service (SaaS).  Designed for corporate, field, and site managers, this decision-making solution provides visibility into every restaurant location via a dashboard displaying customer-defined financials, sales analysis, marketing, inventory, and workforce variables.  EverServ Operations reporting was also designed to be capable of integration into customers’ business applications such as financials, payroll, and supply-chain systems.  PAR also offers tools for forecasting, labor scheduling, and inventory management.

Software: Retail Market

The EverServ SureCheck® software platform provides food safety monitoring and employee task management functionality through the combination of a cloud-based enterprise server application, a PDA-based mobile application and an integrated temperature measuring device.  This solution is effective for managing Hazard Analysis & Critical Control Points (HACCP) inspection programs for retail and food service organizations, and automates the monitoring of quality risk factors while dramatically lowering the potential for human error.  The SureCheck platform was also designed to help hospitality and retail operators efficiently complete and monitor the compliance of employee tasks while providing guidance on abnormal checklist conditions, using configurable, automated alerts when tasks are behind schedule or out of compliance.  The data captured through this solution is used to manage policy compliance and oversight, loss prevention, safety, merchandising, and other audits unique to the organization.

Software: Hotel (including Resorts and Spas) Market

For the Hotel/Resort/Spa market, the Company’s guest-centric property management software provides a series of fully integrated modules that manage all aspects of the guest experience, as well as consolidating guest information and history across the operation into a single database.  PAR develops, sells and supports the SMS|Host® Hospitality Management System, a leading solution in the market for the luxury and resort segment of the global hospitality industry.  PAR’s SMS|Host platform remains a market leader because of its robust guest-centric functionality, allowing hotel staff to coordinate, cross-sell, and deliver personalized guest services across all various services of large, complex resort operations.  The flexibility of the SMS|Host platform, with numerous seamlessly integrated, guest-centric modules, provides the tools our hotel customers need to personalize service, anticipate guest needs, and consistently exceed guest expectations.

With PAR’s continued competitive focus and position as a leader in the high-end property market segment, the Company developed a highly flexible, highly scalable cloud based software solution that increased PAR’s addressable market to drive future revenue growth.  The ATRIO® platform of solutions was designed as a significant redefinition of the functionality and delivery of hospitality management software.  While PAR continues to sell and support its SMS|Host product line, it expects ATRIO, with its innovative capabilities and broader market application, to become a source of greater revenue growth for PAR in future periods.

With regards to the Spa market segment, PAR provides its SpaSoft® product, the industry’s leading Spa Management System.  Twenty-two of the top thirty five star spas in the world use SpaSoft to support their operations.  The Company designed SpaSoft to satisfy the unique needs of resort spas, day spas, and medi-spas.  SpaSoft’s unique booking engine, advanced resource inventory, yield management module, scheduling, management and reporting tools assist in the total management of sophisticated hotel/resort spas and day spas.  SpaSoft specifically addresses the needs of the spa industry, enabling spa staff to provide the individualized, impeccable guest service that their most important clients desire and expect.

Services

PAR offers customer support services to its Hospitality customers.  The Company believes its ability to offer direct installation, maintenance, and support services are one of its key differentiators within its markets.  PAR works closely with its customers to identify and address the latest hospitality technology requirements by creating interfaces to equipment, including innovations such as automated cooking and drink-dispensing devices, customer-activated terminals and order display units located inside and outside of the customer’s premises.  PAR provides systems integration expertise to interface specialized components, such as video monitors, coin dispensers and non-volatile memory for journalizing transaction data, as is required in some international applications.

PAR employs experienced individuals with diverse hospitality backgrounds in each of its primary markets.  The Company’s personnel continuously evaluate new technologies and adopt those that allow PAR to provide significant improvements in customers’ day-to-day systems.  From hand-held wireless devices to advances in internet performance, the technical staff is available for consultation on a wide variety of topics including network infrastructures, system functionality, operating system platforms, and hardware expandability.  In addition, the Company has secured strategic partnerships with third-party organizations to offer a variety of credit, debit and gift card payment options.

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

PAR’s service organization utilizes a suite of software applications that allows PAR to offer value to its customers through the utilization of its extensive and growing knowledge base to diagnose and resolve customer-service issues.  This also enables PAR to compile the kind of in-depth information it needs to identify trends and opportunities.  If an issue arises with our products, PAR’s customer service management software allows a service technician to diagnose the problem remotely, thereby reducing in many cases the on-site service calls.  PAR’s service organization is further enabled by a sophisticated customer relationship management system that allows our call center personnel to maintain a profile on each customer’s background, hardware and software details, client service history, and a problem-resolution database.

Sales and Marketing

Within the Hospitality Segment, PAR has separate sales organizations and channels targeting the markets we serve.

With respect to the Restaurant market, the Company employs a direct sales force in several sales groups concentrating on both large chain corporate customers and their franchisees.  Sales efforts also are directed toward franchisees of large chains for which the Company is not a selected corporate vendor. The Company utilizes an International Sales Group that markets to major customers with global locations and to international chains without a presence in the United States.

The Company’s Indirect Sales Channel targets distributors, sales representatives, and value-added resellers serving the independent restaurant sector and non-food service markets such as retail, convenience, amusement parks, movie theaters, cruise lines, spas and other ticketing and entertainment venues.

Sales in the Hotel market are coordinated by five sales groups.  The Domestic Sales Group targets independent, business class and luxury hotels, resorts and spas in the United States, Canada and the Caribbean, while the International Sales Group targets independent hotels and resorts outside of North America.  The Major Accounts Sales Group works with high profile corporate and chain clients.  The Company’s Installed Accounts Sales Group works solely with clients who have already installed the SMS|Host product suite.  The Business Development group focuses on proactive identification of an initial penetration into new business channels for the ATRIO, SMS|Host and SpaSoft product lines worldwide.

Competition

The markets in which we operate are highly competitive.  Important competitive variables in the hospitality market include functionality, reliability, quality, pricing, service and support.  In the Restaurant market, we believe our competitive advantages include our focus on an integrated technology solution offering including ruggedized hardware, advanced development capabilities, extensive domain knowledge and expertise, excellent product reliability, a direct sales force organization, world class support and quick service response.  In the Hotel market, we believe our competitive advantages include our extensive domain knowledge, long-standing industry leadership, the guest-centric orientation of our software, and our high level of customer support.  Most of our significant customers have approved several suppliers offering some form of sophisticated hospitality technology system similar to that of the Company.  Major competitors include Micros Systems, Inc., NCR Corporation and Panasonic Corporation.

Backlog

Due to the nature of the hospitality business, backlog is not significant at any point in time.  The Hospitality segment orders are generally of a short-term nature and are usually booked and shipped in less than 12 months.

Research and Development

The highly technical nature of the Company’s hospitality products requires a significant and continuous research and development effort.  Ongoing product research and quality development efforts are an integral part of all activities within the Company.  Functional and technical enhancements are actively being made to our products to increase customer satisfaction and maintain the high caliber of PAR’s software.  Research and development expenses were approximately $15.6 million in 2013 and $13.7 million in 2012.  The Company capitalizes certain software costs in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic No. 985.  See Note 1, “Summary of Significant Accounting Policies,” to the Consolidated Financial Statements included in Part IV, Item 15 for further discussion.

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

Intellectual Property

The Company owns or has rights to certain patents, copyrights and trademarks.  PAR relies upon non-disclosure agreements, license agreements and applicable domestic and foreign patent, copyright and trademark laws for protection of our intellectual property.  To the extent such protective measures are unsuccessful, or the Company need to enter into protracted litigation to enforce such rights, the Company’s business could be adversely impacted.  Similarly, there is no assurance that the Company’s products will not become the subject of a third-party claim of infringement or misappropriation.  To the extent such claims result in costly litigation or force the Company to enter into royalty or license agreements, rather than enter into a prolonged dispute, our performance could be adversely impacted.  The Company also licenses certain third-party software with its products.  While PAR maintains strong relationships with our licensors, there is no assurance such relationships will continue or that the licenses will be continued under fees and terms acceptable to the Company.

Government Segment

The Company’s Government segment provides command, control, communications, computers, intelligence, surveillance and reconnaissance (C4ISR) support to U.S. Department of Defense and other federal agencies.  In support of this objective, the Company delivers advanced technology in geospatial intelligence, geographic information systems, and command and control applications.  These offerings support the entire technology lifecycle to include requirements analysis, design specification, development, implementation, installation, test and evaluation.

Additionally, PAR  provides communication and information technology support.  The Company’s technical services support satellite operations and communications, battlefield networks, the global information grid, and various other information technology requirements ranging from advanced systems to basic help desk support.  PAR supports the U.S. Navy, the U.S. Army, the U.S. Air Force and other federal agencies with operations worldwide.

PAR pursues business in four service areas:

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

Products

Although a minor part of the Company’s Government business, PAR markets a software product line built on PAR’s background and expertise in both Federal government and commercial video standards and visualization products.  The centerpiece of the PAR software is Gv2F™, a software toolkit for developers seeking to integrate full-motion video (FMV) into their geospatial software products.  The toolkit provides robust Application Programming Interfaces (APIs) and is fully compliant with commercial and DoD transport stream and meta-data conventions.  Additional software in the Gv product line provide tools for visualizing and manipulating motion and still imagery files.

Government Contracts

The Company performs work for U.S. Government agencies under firm fixed-price, cost-plus-fixed-fee, and time-and-material contracts.  The majority of these contracts have a period of performance of one to five years.  There are several risks associated with Government contracting.  For instance, contracts may be reduced in size, scope and value, as well as modified, delayed and/or cancelled depending upon the Government’s requests, budgets, policies and/or changes in regulations.  Contracts can also be terminated for the convenience of the Government at any time the Government believes that such termination would be in its best interests.  In this circumstance, the Company is entitled to receive payments for its allowable costs and, in general, a proportionate share of its fee or profit for the work actually performed.  The Company may also perform work prior to formal authorization or prior to adjustment of the contract price for increased work scope, change orders and other funding adjustments.  In this situation, the Company is performing the work under our own risk and would be responsible for any costs incurred during this time.  Additionally, the Defense Contract Audit Agency regularly audits the financial records of the Company.  Such audits can result in adjustments to contract costs and fees.  Audits have been completed through the Company’s fiscal year 2011 and have not resulted in any material adjustments.

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

Backlog

The value of existing Government contracts at December 31, 2013, net of amounts relating to work performed to that date was approximately $95.6 million, of which $40.9 million was funded.  The value of existing Government contracts at December 31, 2012, net of amounts relating to work performed to that date was approximately $139.5 million, of which $52.7 million was funded.  Funded amounts represent those amounts committed under contract by Government agencies and prime contractors.  The December 31, 2013 Government contract backlog of $95.6 million represents firm, existing contracts.  Of this backlog amount, approximately $60.9 million is expected to be completed in calendar year 2014, as funding is committed.

Employees

As of December 31, 2013, the Company had 1,301 employees, approximately 56% of whom were engaged in the Company’s Hospitality segment, 40% of whom were in the Government segment, and 4% of whom were corporate employees.

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

Exchange Certifications

The certification of the Chief Executive Officer of PAR required by Section 303A.12(a) of the New York Stock Exchange (NYSE) Listed Company Manual, relating to PAR's compliance with the NYSE's corporate governance listing standards, was submitted to the NYSE on June 26, 2013 with no qualifications.

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

Public stock markets have recently experienced price and trading volume volatility.  This volatility significantly affected the market prices of securities of many technology companies and the return of such volatility could result in broad market fluctuations that could materially and adversely affect the market price of our common stock for indefinite periods.  In addition, fluctuations in our stock price, volume of shares traded, and changes in our trading multiples may make our stock attractive to certain categories of investors who often shift funds into and out of stocks rapidly, exacerbating price fluctuations in either direction.

A DECLINE IN THE VOLUME OF PURCHASES MADE BY ANY ONE OF THE COMPANY’S MAJOR CUSTOMERS WOULD MATERIALLY ADVERSELY AFFECT OUR BUSINESS.

A small number of related customers have historically accounted for a majority of the Company’s net revenues in any given fiscal period.  For each of the fiscal years ended December 31, 2013 and 2012, aggregate sales to our top two Hospitality segment customers, McDonald’s Corporation and Yum! Brands, Inc. amounted to 33% and 35% of total revenues, respectively.  Most of the Company’s customers are not obligated to provide us with any minimum level of future purchases or with binding forecasts of product purchases for any future period.  In addition, major customers may elect to delay or otherwise change the timing of orders in a manner that could adversely affect the Company’s quarterly and annual results of operations.  There can be no assurance our current customers will continue to place orders with us, or we will be able to obtain orders from new customers.

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

For the fiscal years ended December 31, 2013 and 2012, we derived 63% and 64%, respectively, of our total revenues from the hospitality industry, primarily the QSR market.  Consequently, our hospitality technology product sales are dependent in large part on the health of the hospitality industry, which in turn is dependent on the domestic and international economy, as well as factors such as consumer buying preferences and weather conditions.  Instabilities or downturns in the hospitality market could disproportionately impact our revenues, as clients may exit the industry or delay, cancel or reduce planned expenditures for our products.  Although we believe we can succeed in the quick service restaurant sector of the hospitality industry in a competitive environment, given the cyclical nature of that industry, there can be no assurance our profitability and growth will continue.

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

For the fiscal years ended December 31, 2013, and 2012, our net revenues from sales outside the United States were 16% and 15%, respectively, of the Company’s total revenues.  We anticipate international sales will continue to account for a significant portion of sales.  We intend to continue to expand our operations outside the United States and to enter additional international markets, which will require significant management attention and financial resources.  Our operating results are subject to the risks inherent in international sales, including, but not limited to, regulatory requirements, political and economic changes and disruptions, geopolitical disputes and war, transportation delays, difficulties in staffing and managing foreign sales operations, and potentially adverse tax consequences.  In addition, fluctuations in exchange rates may render our products less competitive relative to local product offerings, or could result in foreign exchange losses, depending upon the currency in which we sell our products.  There can be no assurance these factors will not have a material adverse affect on our future international sales and, consequently, on our operating results.

WE DERIVE A PORTION OF OUR REVENUE FROM U.S. GOVERNMENT CONTRACTS, WHICH CONTAIN PROVISIONS UNIQUE TO PUBLIC SECTOR CUSTOMERS, INCLUDING THE U.S. GOVERNMENT’S RIGHT TO MODIFY OR TERMINATE THESE CONTRACTS AT ANY TIME.

For the fiscal years ended December 31, 2013 and 2012, we derived 37% and 36%, respectively, of our total revenues from contracts to provide technical expertise to Government organizations and prime contractors.  In any year, the majority of our Government contracting activity is associated with the U.S. Department of Defense.  Contracts with the U.S. Government typically provide that such contracts are terminable, in full or in part, at the convenience of the U.S. Government.  If the U.S. Government terminated a contract on this basis, we would be entitled to receive payment for our allowable costs and, in general, a proportionate share of our fee or profit for work actually performed.  Most U.S. Government contracts are also subject to modification or termination in the event of changes in funding.  As such, we may perform work prior to formal authorization, or the contract prices may be adjusted for changes in scope of work.  Termination or modification of a substantial number of our U.S. Government contracts could have a material adverse effect on our business, financial condition and results of operations.

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

We perform work for various U.S. Government agencies and departments pursuant to fixed-price, cost-plus fixed fee and time-and-material prime contracts and subcontracts.  Approximately 56% of the revenue that we derived from government contracts for the year ended December 31, 2013 came from fixed-price or time-and-material contracts.  The balance of the revenue that we derived from Government contracts in 2013 primarily came from cost-plus fixed fee contracts.  Most of our contracts are for one-year to five-year terms.

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

We have goodwill and identifiable intangible assets at December 31, 2013 totaling approximately $6.9 million and $15.1 million, respectively; resulting primarily from business acquisitions and internally developed capitalized software.  The Company tests goodwill for impairment annually or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We describe the impairment testing process and results of this testing more thoroughly herein in Item 7 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies.” If we determine an impairment has occurred at any point in time, we will be required to reduce goodwill or identifiable intangible assets on our balance sheet.

Item 1B:	Unresolved Staff Comments

None.

Item 2:	Properties

The following are the principal facilities (by square footage) of the Company:

Location	Industry Segment	Floor Area Principal Operations	Number of Sq. Ft.
New Hartford, NY	Hospitality	Principal executive offices, manufacturing, research and development laboratories, computing facilities	174,450
Rome, NY	Government	Research and development	30,800
Stowe, VT	Hospitality	Sales, service and research and development	26,500
Boulder, CO	Hospitality	Service	20,500
Boca Raton, FL	Hospitality	Research and development	14,900
Sydney, Australia	Hospitality	Sales and service	14,400
Las Vegas, NV	Hospitality	Service	12,000
Vaughn, Canada	Hospitality	Sales, service and research and development	10,000
Toronto, Canada	Hospitality	Sales, service and research and development	7,700

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

The Company’s Common Stock, par value $.02 per share, trades on the New York Stock Exchange (NYSE symbol - PAR).  At December 31, 2013, there were approximately 398 owners of record of the Company’s Common Stock, plus those owners whose stock certificates are held by brokers.

The following table shows the high and low stock prices for the two years ended December 31, 2013 as reported by New York Stock Exchange:

	2013		2012
Period	Low	High	Low	High

First Quarter	$4.11	$5.10	$3.84	$5.18
Second Quarter	$3.85	$4.89	$4.50	$5.14
Third Quarter	$4.01	$5.27	$4.57	$5.59
Fourth Quarter	$4.83	$5.92	$4.75	$5.55

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

The Company's products sold in the Hospitality segment are utilized in a wide range of applications by thousands of customers.  The Company faces competition across all of its markets within the Hospitality segment, competing on the basis of product design, features and functionality, quality and reliability, price, customer service, and delivery capability.  PAR's continuing strategy is to provide complete integrated technology solutions with industry leading customer service in the markets in which it participates.  The Company conducts its research and development efforts to create innovative technology offerings that meet and exceed customer requirements and also have a high probability for broader market appeal and success.

The Company is focused on expanding four distinct parts of its Hospitality businesses.  First, it is investing in the continued development and deployment of ATRIO®, its cloud-based software for the Hotel/Resort/Spa markets.  Second, the Company is investing in the enhancement of existing software and the development of the Company's SureCheck® product for food safety and task management applications. Third, the Company continues to work on expanding its third-party distribution channels.  Fourth, as the Company's customers continue to open new outlets in international markets, PAR has created an international infrastructure focused on that expansion.

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

The focus of the Company’s Government business is to expand its services and solutions business lines. Through outstanding performance of existing service contracts and investing in enhancing its business development capabilities, the Company is able to consistently win renewal of expiring contracts, extend existing contracts, and secure additional new business.  With its intellectual property and investment in new technologies, the Company provides solutions to the U.S. Department of Defense and other federal/state agencies with systems integration, products and highly-specialized services.  The general uncertainty in U.S. defense total workforce policies (military, civilian and contract), procurement cycles and spending levels for the next several years, may impact the performance of this business.

Results of Operations — 2013 Compared to 2012

The Company reported revenues of $241.4 million for the year ended December 31, 2013, a decrease of 2% from the $245.2 million reported for the year ended December 31, 2012.  The Company’s net income from continuing operations for the year ended December 31, 2013 was $569,000, or $0.04 per diluted share, compared to net loss of $1.8 million, or $0.12 per share for the same period in 2012.  During 2013, the Company reported a loss from discontinued operations of $211,000, or $0.01 per share, associated with its former Logistics Management business.  This compares to net income from discontinued operations of $1.4 million or $0.10 per diluted share for the same period in 2012.  The Company’s net income for the year ended December 31, 2013 was $358,000, or $0.02 per diluted share, compared to a net loss of $315,000, or $0.02 per share for fiscal year 2012.

Product revenues for the year ended December 31, 2013 were $90.8 million, an increase from the $90.5 million recorded for the same period 2012.  This increase was primarily the result of increased sales to Carl's Jr. units of CKE Restaurants, Inc. and continued growth within our international markets, which grew 17% year over year, primarily driven by sales to McDonald’s in China.  In addition, the Company experienced increased sales through its third-party distribution channels.  Partially offsetting these increases was a decrease in sales of the Company's SureCheck product, noting the Company executed a transaction with a significant launch customer during 2012.

Service revenue primarily includes installation, software maintenance, training, 24 hour help desk support and various depot and on-site service options.  Customer service revenues were $61.5 million for the year ended December 31, 2013, a 7% decrease from $66.1 million reported for the same period in 2012.  During the year, the Company experienced a decline in call center revenue resulting from service contract modifications as well as decline in installation services for certain accounts which did not recur in 2013.  This decline is partially offset by an increase associated with the Company's depot repair operation resulting from new contracts.

Government contract revenues were $89.0 million for the year ended December 31, 2013, an increase of 1% when compared to the $88.5 million recorded in 2012.  The Company continues to service its fixed price and cost plus contracts related to Communication and Information Technology Support as well as Intelligence, Surveillance, and Reconnaissance (ISR) systems integration.

Product margins for the year ended December 31, 2013 were 31.4%, an increase from 27.9% in the same period in 2012.  The increase was primarily the result of accelerated amortization of $5.3 million to reduce the net carrying value of capitalized software asset in conjunction with the Company’s strategic initiative to streamline its Hospitality product portfolio that was recorded in 2012.

Customer service margins were 29% for the year ended December 31, 2013, compared to 30.3% for the same period in 2012.  The decrease was primarily due to unfavorable mix in service offerings compared to year ended December 31, 2012.

Government contract margins were 7.2% for the year ended December 31, 2013, an increase to the 6.4% for the same period in 2012.  This increase was due to favorable modifications of certain contracts that were extended during the year, partially offset by investments in the Company's ISR technologies.  For 2013, labor and fringe benefits were $40.2 million, or 51% of contract costs, compared to $40.7 million or 49% of contract costs for the same period in 2012. This increase in percentage is mostly attributable to the increase in direct labor associated with contracts that were extended in fiscal year 2013.

Selling, general and administrative expenses for the year ended December 31, 2013 were $37.9 million, a decrease of 6% from the $40.5 million recorded for the same period in 2012.  The decrease is attributable to the Company’s execution of cost reduction initiatives within its domestic Hospitality operations.  In addition, the decrease was due to higher commission expense associated with the increase in software sales during 2012. Partially offsetting the decrease were increases from certain separation cost and litigation matters settled in the first quarter.

Research and development expenses were $15.6 million for the year ended December 31, 2013, an increase of 14% from the $13.7 million recorded in 2012.  This increase was primarily related to software development costs for products within the Hospitality segment associated with the Company’s continued investment in its new hardware and software products.

During 2013, the Company did not have any amortization expense associated with acquired identifiable intangible assets as the related assets became fully amortized in 2012.  During the period ended December 31, 2012 amortization of identifiable intangible assets was $455,000.

Other income, net, was $506,000 for the year ended December 31, 2013 compared to $876,000 for the same period in 2012.  Other income/expense primarily includes unrealized gains/losses on the Company's investments, market value fluctuations of the Company's deferred compensation plan, rental income, strategic product development partnerships, and foreign currency gains and losses.  The income in 2013 is primarily related to strategic product development partnerships within the Company's Hospitality businesses and a lower fair value adjustment with respect to the Company's deferred compensation plan. The income in 2012 was primarily due to finance charges associated with the Company’s Hospitality businesses and foreign currency gains.

Interest expense represents interest charged on the Company’s short-term borrowings from banks and from long-term debt.  Interest expense was $60,000 for the year ended December 31, 2013, compared to $69,000 for the same period in 2012.  This reduction is associated with a lower outstanding borrowing in 2013 versus 2012.

For the year ended December 31, 2013, the Company’s effective income tax rate was a benefit of 370%, compared to a benefit of 44.5% in 2012.  The variance from the federal statutory rate in 2013 was due to a benefit of $410,000 received in connection with the American Taxpayer Relief Act of 2012 that was signed into law in January 2013.  The credit related to retroactive tax relief for certain tax law provisions that expired in 2012.  As the legislation was signed into law after the end of PAR's 2012 fiscal year, the retroactive effect of the bill is reflected in fiscal year 2013 tax provision. Excluding the retroactive application of this credit, the Company's effective federal rate is 175%.  The remaining variance from the federal statutory rate was due to the mix of taxable income generated by the Company's domestic and foreign operations as well as other tax credits and non-deductible expenses.  The variance from the federal statutory rate in 2012 was due to state and foreign taxes as well as the tax impact of liquidating a foreign subsidiary.

Liquidity and Capital Resources

The Company’s primary sources of liquidity have been cash flow from operations and lines of credit with various commercial banks.  Cash used by operating activities of continuing operations was $2.8 million for the year ended December 31, 2013 compared to cash provided of $15.1 million for the same period in 2012.  In 2013, cash was used in operations mostly due to the Company's change in working capital requirements, primarily associated with decreases in accrued expenses and accounts payable due to the timing of payments made to vendors, specifically for inventory purchases and payments associated with the Company's ISR contract with the U.S. Government.   This was partially offset by the add back of non-cash charges.

In 2012, cash was generated by the add back of non-cash expenses including the accelerated amortization of internally developed software assets that were previously capitalized.  The most significant changes to the Company’s operating assets and liabilities that impacted cash flow were an increase in accounts payable primarily due to the timing of payments associated with the Company’s ISR contract with the U.S. Government, as well as an increase in deferred service revenue due to the timing of billing of customer service contracts.  Offsetting these changes was an increase in inventory in support of shipments planned for early 2013.

Cash used in investing activities from continuing operations was $5.8 million for the year ended December 31, 2013 versus $247,000 for the same period in 2012.  In 2013, capital expenditures of $1.1 million were primarily for purchases of computer equipment associated with the Company’s software support service offerings.  Capitalized software was $4.7 million and was associated with investments for various Hospitality software platforms.

In 2012, the Company received cash proceeds of $4 million related to the sale of its Logistics Management business, and generated $1.9 million from the maturity of its investments.  In addition, $828,000 of the proceeds from the Company’s sale of its Logistics Management business remained in escrow as of the end of fiscal 2012.  Capital expenditures were $1.9 million and were primarily related to capital investments to support the Company’s new hardware products, as well as for purchases of office and computer equipment.  Capitalized software was $3.4 million and was associated with the Company’s Hospitality software platforms.

Cash used in financing activities from continuing operations was $107,000 for the year ended December 31, 2013 versus $1.5 million for the same period in 2012.  In 2013, the Company decreased its long-term borrowings by $159,000 and benefited $52,000 from the exercise of employee stock options.  In 2012, the Company decreased its long-term borrowings by $1.5 million and benefited $24,000 from the exercise of employee stock options.

The Company maintains a credit facility which provides borrowing availability up to $20 million (with the option to increase to $30 million) in the form of a line of credit.  This agreement allows the Company, at its option, to borrow funds at the LIBOR rate plus the applicable interest rate spread or at the bank’s prime lending rate (3.25% at December 31, 2013).  This agreement expires in June 2014.  At December 31, 2013, the Company did not have any outstanding balance on this line of credit.  The weighted average interest rate paid by the Company was 2.7% during fiscal year 2013.  This agreement contains certain loan covenants including leverage and fixed charge coverage ratios.  In February 2013, the agreement was amended to allow the Company to exclude certain extraordinary or non-recurring non-cash expenses, charges or losses, and certain litigation expenses incurred during the fourth quarter of 2012.  The exclusion of these charges was applied to the Company’s debt covenant calculation through December 31, 2013.  Additionally, as part of this amendment, the Company modified its definition of Earnings before Interest Taxes, Depreciation and Amortization (EBITDA), to exclude certain non-cash charges for the remainder of the agreement.  The Company is in compliance with these amended covenants at December 31, 2013.  This credit facility is secured by certain assets of the Company.

On March 10, 2014, the Company executed a commitment letter with the lenders of its existing credit facility.  The commitment initially provides the Company $20 million (with the option to increase to $30 million) in a revolving credit facility.  The terms and conditions of the commitment letter are generally consistent with those of the Company’s existing credit agreement which will provide the Company with availability under the line of credit up to 36 months from the date of closing.  The committed credit facility will be secured by certain assets of the Company.

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

During fiscal year 2014, the Company anticipates that its capital requirements will not exceed approximately $3-5 million.  The Company does not usually enter into long term contracts with its major Hospitality segment customers.  The Company commits to purchasing inventory from its suppliers based on a combination of internal forecasts and actual orders from customers.  This process, along with good relations with suppliers, minimizes the working capital investment required by the Company.  Although the Company lists two major customers, McDonald’s and Yum! Brands, it sells to hundreds of individual franchisees of these corporations, each of which is individually responsible for its own debts.  These broadly made sales substantially reduce the impact on the Company’s liquidity if one individual franchisee reduces the volume of its purchases from the Company in a given year.  The Company, based on internal forecasts, believes its existing cash, line of credit facilities and its anticipated operating cash flow will be sufficient to meet its cash requirements through the next twelve months.  However, the Company may be required, or could elect, to seek additional funding prior to that time.  The Company’s future capital requirements will depend on many factors including its rate of revenue growth, the timing and extent of spending to support product development efforts, potential growth through strategic acquisition, expansion of sales and marketing, the timing of introductions of new products and enhancements to existing products, and market acceptance of its products.  The Company cannot assure additional equity or debt financing will be available on acceptable terms or at all.  The Company’s sources of liquidity beyond twelve months, in management’s opinion, will be its cash balances on hand at that time, funds provided by operations, funds available through its lines of credit and the long-term credit facilities that it can arrange.

The Company’s future principal payments under its term loan, mortgage and operating leases are as follows (in thousands):

	Total	Less Than 1 Year	1-3 Years	3 - 5 Years	More than 5 Years
Long-term debt obligations	$1,084	$166	$352	$382	$184
Operating lease	5,349	1,725	1,895	875	854
Total	$6,433	$1,891	$2,247	$1,257	$1,038

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

The individual hardware, service, and software offerings that are included in arrangements with our customers are identified and priced separately to the customer based upon the stand alone price for each individual hardware, service, or software sold in the arrangement irrespective of the combination of products and services which are included in a particular arrangement.  As such, the units of accounting are based on each individual hardware, service, and software sold, and revenue is allocated to each element based on fair value.  Fair value is determined using vendor-specific objective evidence ("VSOE") if available, third-party evidence ("TPE") if VSOE is not available, or best estimate of selling price ("BESP") if neither VSOE or TPE is available. BESP must be determined in a manner that is consistent with that used to determine the price to sell the specific elements on a standalone basis. Our best estimate of selling price is established considering multiple factors including, but not limited to, pricing practices with different classes of customers, geographies and through different sales channels and other factors contemplated in negotiating the arrangement with the customer.
In situations where PAR’s solutions contain software that is more than incidental, revenue related to software and software related elements is recognized in accordance with authoritative guidance on software revenue recognition.  For the software and software-related elements of such transactions, revenue is allocated based on the relative fair value of each element, and fair value is determined by vender specific objective evidence (VSOE).  If the Company cannot objectively determine the fair value of any undelivered element included in such multiple-element arrangements, the Company defers the revenue until all elements are delivered and services have been performed, or until fair value can objectively be determined for any remaining undelivered elements.
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

Accounts Receivable-Allowance for Doubtful Accounts

Allowances for doubtful accounts are based on estimates of probable losses related to accounts receivable balances.  The establishment of allowances requires the use of judgment and assumptions regarding probable losses on receivable balances.  The Company continuously monitors collections and payments from our customers and maintain a provision for estimated credit losses based on our historical experience and any specific customer collection issues that we have identified.  While such credit losses have historically been within our expectations and appropriate reserves have been established, PAR cannot guarantee that we will continue to experience the same credit loss rates that PAR has experienced in the past.  Thus, if the financial condition of our customers were to deteriorate, our actual losses may exceed our estimates, and additional allowances would be required.

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

With respect to the Government and Hotel/Resort/Spa reporting units, the Company utilizes three different methodologies in performing its goodwill impairment test.  These methodologies include both an income approach, namely a discounted cash flow method, and two market approaches; the guideline public company method and quoted price method.  Consistent with the 2012 valuation, the Company did not utilize the discounted cash flow method for its Restaurant reporting unit as this reporting unit no longer carries a goodwill balance.  As such, the Company has applied a 50% weight to each of the aforementioned market approaches for this reporting unit.  The valuation methodologies and weightings used in the current year are generally consistent with those used in the Company’s past annual impairment tests.

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

Key assumptions within the Company’s discounted cash flow model utilized for its annual impairment test included projected financial operating results, a long term growth rate of 3% and discount rates ranging from 17% to 28%, depending on the reporting unit.  As stated above, as the discounted cash flow method derives value from the present value of a projected level of income stream, a modification to the Company’s projected operating results including changes to the long term growth rate could impact the fair value.  The present value of the cash flows is determined using a discount rate based on the capital structure and capital costs of comparable public companies, as well as company-specific risk premium, as identified by the Company.  A change to the discount rate could impact the fair value determination.

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

The amount of goodwill carried by the Hotel/Resort/Spa and Government reporting units is $6.1 million and $0.7 million, respectively.  The estimated fair value of the Hotel/Resort/Spa reporting unit exceeds its carrying value by approximately 16%.  The estimated fair value of the Government reporting unit is substantially in excess of its carrying value.

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

The Company has utilized annual revenue growth rates ranging between 1% and 27%.  The high end growth rate reflects the Company’s projected revenues resulting from the release of ATRIO.  This software platform will expand the Company’s capabilities into new markets.  The Company believes these estimates are reasonable given the size of the overall market which it will enter, combined with the projected market share the Company expects to achieve.  Overall, the projected revenue growth rates ultimately trend to an estimated long term growth rate of 3%.

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

Lastly, the Company utilized a discount rate of approximately 28% for this reporting unit.  This estimate was derived through a combination of current risk-free interest rate data, financial data from companies that PAR has deemed as its competitors, and was based on volatility between the Company’s historical financial projections and actual results achieved.

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

INFLATION

Inflation had little effect on revenues and related costs during 2013.  Management anticipates that margins will be maintained at acceptable levels to minimize the effects of inflation, if any.

INTEREST RATES

As of December 31, 2013, the Company does not have any variable debt.  As such, the Company believes that an adverse change in interest rates of 100 basis points would not have a material impact on our business, financial condition, results of operations or cash flows.

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

The Company’s 2013 consolidated financial statements, together with the report thereon of BDO USA, LLP dated March 14, 2014, are included elsewhere herein.  See Part IV, Item 15 for a list of Financial Statements.

Item 9:	Changes in and Disagreements With Accounting and Financial Disclosure

None.

Item 9A:	Controls and Procedures

1.	Evaluation of Disclosure Controls and Procedures.

Based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2013, the end of the period covered by this Annual Report on Form 10-K (the “Evaluation Date”), conducted under the supervision of and with the participation of the Company’s chief executive officer and principal financial officer, such officers have concluded that the Company’s disclosure controls and procedures, which are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and designed to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is accumulated and communicated to management, including the chief executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosures, are effective as of the Evaluation Date.

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

PAR’s management, under the supervision of and with the participation of the Company’s chief executive officer and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013.  Management based this assessment on criteria for effective internal control over financial reporting described in the 1992 “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission.  Based on its assessment, based on those criteria, management believes that as of December 31, 2013, the Company’s internal control over financial reporting was effective.

3.	Changes in Internal Controls over Financial Reporting.

During the Company’s last fiscal quarter of 2013 (the fourth fiscal quarter), there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13 a-15(f)) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10:	Directors, Executive Officers and Corporate Governance

The information required by this item will appear under the caption “Directors, Executive Officers and Corporate Governance” in our 2014 definitive proxy statement for the annual meeting of stockholders in 2014, to be filed under Schedule 14A, and is incorporated herein by reference.

Item 11:	Executive Compensation

The information required by this item will appear under the caption “Executive Compensation” in our 2014 definitive proxy statement for the annual meeting of stockholders in 2014, to be filed under Schedule 14A, and is incorporated herein by reference.

Item 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will appear under the caption “Security Ownership of Management and Certain Beneficial Owners” in our 2014 definitive proxy statement for the annual meeting of stockholders in 2014, to be filed under Schedule 14A, and is incorporated herein by reference.

Item 13:	Certain Relationships and Related Transactions, and Director Independence

The information required by this item will appear under the caption “Executive Compensation” in our 2014 definitive proxy statement for the annual meeting of stockholders in 2014, to be filed under Schedule 14A, and is incorporated herein by reference.

Item 14:	Principal Accounting Fees and Services

The response to this item will appear under the caption “Principal Accounting Fees and Services” in our 2014 definitive proxy statement for the annual meeting of stockholders in 2014, to be filed under Schedule 14A, and is incorporated herein by reference.

PART IV

Item 15:	Exhibits, Financial Statement Schedules

Form 10-K Page

(a)	Documents filed as a part of the Form 10-K

(b)	Exhibits

See list of exhibits on page 79.

Report of Independent Registered Public Accounting Firm

The Board of Directors
PAR Technology Corporation:

We have audited the accompanying consolidated balance sheets of PAR Technology Corporation and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive loss, changes in shareholders’ equity, and cash flows for the years ended December 31, 2013 and 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PAR Technology Corporation and subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for the years ended December 31, 2013 and 2012, in conformity with U.S. generally accepted accounting principles.

/s/ BDO USA, LLP

New York, New York
March 14, 2014

PAR TECHNOLOGY CORPORATION
CONSOLIDATED BALANCE SHEETS
 (in thousands, except share amounts)

	December 31,
Assets	2013	2012
Current assets:
Cash and cash equivalents	$10,015	$19,475
Accounts receivable-net	30,688	29,890
Inventories-net	24,465	26,172
Deferred income taxes	3,747	3,659
Other current assets	3,418	3,236
Total current assets	72,333	82,432
Property, plant and equipment - net	5,494	5,857
Deferred income taxes	15,083	13,658
Goodwill	6,852	6,852
Intangible assets - net	15,071	11,747
Other assets	2,675	3,219
Total Assets	$117,508	$123,765
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$166	$159
Accounts payable	17,200	21,216
Accrued salaries and benefits	6,663	6,397
Accrued expenses	2,701	4,467
Customer deposits	1,071	1,380
Deferred service revenue	12,170	12,522
Income taxes payable	185	547
Total current liabilities	40,156	46,688
Long-term debt	918	1,084
Other long-term liabilities	3,714	3,030
Liabilities of discontinued operations	-	141
Total liabilities	44,788	50,943
Commitments and contingencies
Shareholders’ Equity:
Preferred stock, $.02 par value, 1,000,000 shares authorized	-	-
Common stock, $.02 par value, 29,000,000 shares authorized;17,301,925 and 17,038,405 shares issued;15,593,816 and 15,330,718 outstanding	344	341
Capital in excess of par value	43,635	43,661
Retained earnings	35,116	34,758
Accumulated other comprehensive loss	(539)	(104)
Treasury stock, at cost, 1,708,109 and 1,707,687 shares	(5,836)	(5,834)
Total shareholders’ equity	72,720	72,822
Total Liabilities and Shareholders’ Equity	$117,508	$123,765

See accompanying notes to consolidated financial statements

PAR TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
 (in thousands, except per share amounts)

	Year ended December 31,
	2013	2012
Net revenues:
Product	$90,847	$90,524
Service	61,529	66,144
Contract	89,018	88,491
	241,394	245,159
Costs of sales:
Product	62,317	65,300
Service	43,659	46,073
Contract	82,583	82,841
	188,559	194,214
Gross margin	52,835	50,945
Operating expenses:
Selling, general and administrative	37,925	40,476
Research and development	15,567	13,697
Impairment of goodwill and intangible assets	-	300
Amortization of identifiable intangible assets	-	455
	53,492	54,928

Operating loss from continuing operations	(657)	(3,983)
Other income, net	506	876
Interest expense	(60)	(69)
Loss from continuing operations before provision for income taxes	(211)	(3,176)
Benefit for income taxes	780	1,414
Income (loss) from continuing operations	569	(1,762)
Discontinued operations
Income (loss) on discontinued operations (net of tax)	(211)	1,447
Net income (loss)	$358	$(315)
Basic Earnings per Share:
Income (loss) from continuing operations	0.04	(0.12)
Income (loss) from discontinued operations	(0.01)	0.10
Net income (loss)	$0.02	$(0.02)
Diluted Earnings per Share:
Income (loss) from continuing operations	0.04	(0.12)
Income (loss) from discontinued operations	(0.01)	0.10
Net income (loss)	$0.02	$(0.02)
Weighted average shares outstanding
Basic	15,240	15,115
Diluted	15,273	15,115

See accompanying notes to consolidated financial statements

PAR TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year ended December 31,
	2013	2012

Net income (loss)	$358	$(315)
Other comprehensive income net of tax:
Foreign currency translation adjustments	(435)	97
Comprehensive loss	$(77)	$(218)

See accompanying notes to consolidated financial statements

PAR TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(in thousands)

					Accumulated
			Capital in		Other			Total
	Common Stock		excess of	Retained	Comprehensive	Treasury Stock		Shareholders’
(in thousands)	Shares	Amount	Par Value	Earnings	Income (Loss)	Shares	Amount	Equity

Balances at December 31, 2011	16,864	$337	$42,990	$35,073	$(201)	(1,707)	$(5,832)	$72,367

Net loss				(315)				(315)

Issuance of common stock upon the exercise of stock options	14	2	22			(1)	(2)	22
Net issuance of restricted stock awards	160	2						2
Equity based compensation			649					649
Translation adjustments, net of tax of $45					97			97
Balances at December 31, 2012	17,038	341	43,661	34,758	(104)	(1,708)	(5,834)	72,822

Net income				358				358
Issuance of common stock upon the exercise of stock options	16	1	51			(0)	(2)	50
Net issuance of restricted stock awards	248	2	-					2
Equity based compensation			187					187
Stock options and awards - excess tax benefits			(264)					(264)
Translation adjustments, net of tax of $114					(435)			(435)
Balances at December 31, 2013	17,302	$344	$43,635	$35,116	$(539)	(1,708)	$(5,836)	$72,720

See accompanying notes to consolidated financial statements

PAR TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$358	$(315)
(Income) loss from discontinued operations	211	(1,447)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Impairment of goodwill and intangible assets	-	300
Depreciation and amortization	2,830	8,723
Provision for bad debts	716	209
Provision for obsolete inventory	2,564	3,146
Equity based compensation	187	649
Deferred income tax	(1,878)	(1,950)
Changes in operating assets and liabilities:
Accounts receivable	(1,514)	581
Inventories	(857)	(4,058)
Income tax refunds/payable	(361)	409
Other current assets	(221)	(148)
Other assets	543	(244)
Accounts payable	(3,930)	5,446
Accrued salaries and benefits	265	(605)
Accrued expenses	(1,770)	1,858
Customer deposits	(309)	243
Deferred service revenue	(352)	2,110
Other long-term liabilities	684	193
Net cash (used in) provided by operating activities-continuing operations	(2,834)	15,100
Net cash used in operating activities-discontinued operations	(396)	(1,742)
Net cash (used in) provided by operating activities	(3,230)	13,358
Cash flows from investing activities:
Capital expenditures	(1,136)	(1,926)
Capitalization of software costs	(4,652)	(3,405)
Sale of investments	-	1,912
Escrow	-	(828)
Proceeds from sale of business	-	4,000
Net cash used in investing activities-continuing operations	(5,788)	(247)
Net cash used in investing activities-discontinued operations	-	-
Net cash used in investing activities	(5,788)	(247)
Cash flows from financing activities:
Payments of long-term debt	(159)	(1,500)
Proceeds from the exercise of stock options	52	24
Net cash used in financing activities-continuing operations	(107)	(1,476)
Net cash used in financing activities-discontinuing operations	-	-
Net cash used in financing activities	(107)	(1,476)
Effect of exchange rate changes on cash and cash equivalents	(335)	98
Net (decrease) increase in cash and cash equivalents	(9,460)	11,733
Cash and cash equivalents at beginning of period	19,475	7,742
Cash and cash equivalents at end of period	10,015	19,475
Cash and equivalents of continuing operations at end of period	$10,015	$19,475

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	60	69
Income taxes, net of (refunds)	1,373	253

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

During the fourth quarter of fiscal year 2011, the Company entered into a definitive agreement to sell substantially all of the assets of its Logistics Management business, PAR Logistics Management Systems Corporation (LMS) to ORBCOMM Inc., including but not limited to assets such as accounts receivable, inventory, equipment, intellectual property and LMS’s customer contracts.  This transaction closed on January 12, 2012.  The results of operations of LMS fiscal years 2013 and 2012 have been recorded as discontinued operations in accordance with Accounting Standards Codification (ASC) 205-20, Presentation of Financial Statements – Discontinued Operations.  Refer to Note 2 “Discontinued Operations” in the Notes to the Consolidated Financial Statements for further discussion.

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

The individual hardware, service, and software offerings that are included in arrangements with our customers are identified and priced separately to the customer based upon the stand alone price for each individual hardware, service, or software sold in the arrangement irrespective of the combination of products and services which are included in a particular arrangement.  As such, the units of accounting are based on each individual hardware, service, and software sold, and revenue is allocated to each element based on fair value.  Fair value is determined using vendor-specific objective evidence ("VSOE") if available, third-party evidence ("TPE") if VSOE is not available, or best estimate of selling price ("BESP") if neither VSOE or TPE is available. BESP must be determined in a manner that is consistent with that used to determine the price to sell the specific elements on a standalone basis. Our best estimate of selling price is established considering multiple factors including, but not limited to, pricing practices with different classes of customers, geographies and through different sales channels and other factors contemplated in negotiating the arrangement with the customer.

In situations where PAR’s solutions contain software that is more than incidental, revenue related to software and software related elements is recognized in accordance with authoritative guidance on software revenue recognition.  For the software and software-related elements of such transactions, revenue is allocated based on the relative fair value of each element, and fair value is determined by vender specific objective evidence (VSOE).  If the Company cannot objectively determine the fair value of any undelivered element included in such multiple-element arrangements, the Company defers the revenue until all elements are delivered and services have been performed, or until fair value can objectively be determined for any remaining undelivered elements.

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

Other income

The components of other income for the two years ending December 31 are as follows:
	Year ended December 31
	(in thousands)
	2013	2012

Foreign currency gains / (loss)	$146	$186
Rental income-net	448	174
Other	(88)	516
	$506	$876

Identifiable intangible assets

The Company capitalizes certain costs related to the development of computer software sold by its Hospitality segment. Software development costs incurred prior to establishing technological feasibility are charged to operations and included in research and development costs.  Software development costs incurred after establishing feasibility (as defined within ASC 985-20) are capitalized and amortized on a product-by-product basis when the product is available for general release to customers.  Annual amortization, charged to cost of sales when the product is available for general release to customers, is computed using the greater of (a) the straight-line method over the remaining estimated economic life of the product, generally three to seven years or (b) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product.  Amortization of capitalized software costs amounted to $1.3 million and $6.8 million, in 2013 and 2012, respectively.  The decrease in 2013 was primarily the result of accelerated amortization of $5.8 million recorded in 2012 to reduce the net carrying value of a specific capitalized software asset in conjunction with the Company’s strategic initiative to streamline its Hospitality product portfolio.  During the fourth quarter of 2012, the Company reviewed its product portfolio and concluded it would cease future development associated with this specific asset.

During 2013, the Company did not have any amortization expense associated with acquired identifiable intangible assets as the related assets became fully amortized in 2012.  Amortization of identifiable intangible assets amounted to $455,000 in 2012.

The components of identifiable intangible assets, including capitalized internal software development costs are:
	December 31,
	(in thousands)
	2013	2012

Acquired and internally developed software costs	$16,640	$11,988
Trademarks (non-amortizable)	1,800	1,800
	18,440	13,788
Less accumulated amortization	(3,369)	(2,041)
	$15,071	$11,747

The future amortization of these intangible assets is as follows (in thousands):

2014	2,032
2015	2,031
2016	2,000
2017	1,967
2018	1,937
Thereafter	3,304
$13,271

The Company has elected to test for impairment of indefinite lived intangible assets during the fourth quarter of its fiscal year.  To value the indefinite lived intangible assets, the Company utilizes the royalty method to estimate the fair values.  As a result of the testing, there was no related impairment charge recorded for the period ended December 31, 2013.  However, during the testing of our indefinite lived intangibles assets for the period ended December 31, 2012, the Company recorded an impairment of $300,000.

There was no additional impairment of identifiable intangible assets in 2013 or 2012 other than as noted above.

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

The following is a reconciliation of the weighted average shares outstanding for the basic and diluted earnings per share computations (in thousands, except share and per share data):

	December 31,
	2013	2012

Income (loss) from continuing operations	$569	$(1,762)
Basic:
Shares outstanding at beginning of year	15,210	15,051
Weighted shares issued during the year	30	64
Weighted average common shares, basic	15,240	15,115
Income (loss) from continuing operations per common share, basic	$0.04	$(0.12)

Diluted:
Weighted average common shares, basic	15,240	15,115
Weighted average shares issued during the year	1	-
Dilutive impact of stock options and restricted stock awards	32	-
Weighted average common shares, diluted	15,273	15,115
Income (loss) from continuing operations per common share, diluted	$0.04	$(0.12)

At December 31, 2013, there were 127,000 incremental shares from the assumed exercise of stock options were excluded from the computation of diluted earnings per share because of the anti-dilutive effect on earnings per share.  There were no restricted stock awards excluded from the computation of diluted earnings per share.  At December 31, 2012, there were 5,000 of incremental shares from the assumed exercise of stock options and 31,000 restricted stock awards were not included in the computation of diluted earnings per share because of the anti-dilutive effect on earnings per share.

Goodwill

The Company tests goodwill for impairment on an annual basis, or more often if events or circumstances indicate there may be impairment.  The Company operates in two business segments, Hospitality and Government.  Goodwill impairment testing is performed at the sub-segment level (referred to as a reporting unit).  The three reporting units utilized by the Company are: Restaurant, Hotel/Resort/Spa, and Government. Goodwill is assigned to reporting units at the date the goodwill is initially recorded. Once goodwill has been assigned to reporting units, it no longer retains its association with a particular acquisition, and all of the activities within a reporting unit, whether acquired or organically grown, are available to support the value of the goodwill.  The amount outstanding for goodwill was $6.9 million at December 31, 2013 and 2012, respectively.  There was no impairment of goodwill for the periods ending December 31, 2013 or 2012.

Accounting for impairment or disposal of long-lived assets

The Company evaluates the accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed.  The Company will recognize impairment of long-lived assets or asset groups if the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to such assets.  If the carrying value of a long-lived asset or asset group is considered impaired, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset or asset group for assets to be held and used, or the amount by which the carrying value exceeds the fair market value less cost to sell for assets to be sold.  No impairment was identified during 2013 or 2012.
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

Note 2 — Discontinued Operations

On January 12, 2012, PAR Technology Corporation completed its previously announced sale of substantially all of the assets of the PAR Logistics Management Systems Corporation (LMS) to ORBCOMM Inc. (“ORBCOMM”).  The consideration paid by ORBCOMM at the closing with respect to substantially all the assets of LMS aggregated $6,123,000 comprised of $4,000,000 in cash and $2,123,000 in shares of common stock of ORBCOMM Inc. (the Closing Consideration).

In addition to the Closing Consideration, contingent consideration of up to $3,950,000 is payable by ORBCOMM to PAR post-closing in cash, ORBCOMM common stock or a combination of cash and ORBCOMM common stock, at ORBCOMM’s option.  Up to $3,000,000 of the contingent consideration would have been payable based on ORBCOMM achieving certain agreed-upon new subscriber targets for calendar year 2012; however the aforementioned targets were not achieved.

The remaining contingent consideration, up to $950,000, will be payable based on ORBCOMM achieving agreed-upon sales targets for calendar years 2012 through 2014.  As of December 31, 2013, the Company has not recorded any amount associated with this contingent consideration as it does not believe achievement of the related targets is probable.

At December 31, 2013, there were no assets or liabilities recorded on the balance sheet, compared to $141,000 of accrued liabilities at December 31, 2012.

During the period ended December 31, 2013, the Company recorded agreed upon working capital adjustments that resulted in a net loss of $211,000 during the year.

The following table summarizes the results from discontinued operations for 2013 and 2012:
	December 31,
Operations	2013	2012
Total revenues	-	$136

Loss from discontinued operations before income taxes	$(319)	$(348)
Gain on disposition		2,588
(Provision) benefit for income taxes	108	(793)
Income (loss) from discontinued operations	$(211)	$1,447

Note 3 — Accounts Receivable

The Company’s net accounts receivable consist of:

	(in thousands)
	December 31,	December 31,
	2013	2012
Government segment:
Billed	$16,932	$11,226
Advanced billings	(4,335)	(3,561)
	12,597	7,665
Hospitality segment:
Accounts receivable - net	18,091	22,225
	$30,688	$29,890

At December 31, 2013 and 2012, the Company had recorded allowances for doubtful accounts of $561,000 and $541,000, respectively, against Hospitality segment accounts receivable.  Write-offs of accounts receivable during fiscal years 2013 and 2012 were $696,000 and $585,000, respectively.  The provision for doubtful accounts recorded in the consolidated statements of operations was $716,000 and $209,000 in 2013 and 2012, respectively.

Note 4 — Inventories

Inventories are used primarily in the manufacture, maintenance, and service of the Hospitality segment systems. Inventories are net of related reserves. The components of inventories-net are:
	December 31,
	(in thousands)
	2013	2012
Finished Goods	$12,033	$13,012
Work in process	297	352
Component parts	3,558	3,673
Service parts	8,577	9,135
	$24,465	$26,172

Note 5 — Property, Plant and Equipment

The components of property, plant and equipment are:

	December 31,
	(in thousands)
	2013	2012
Land	$253	$253
Building and improvements	6,540	6,302
Rental property	5,311	5,289
Furniture and equipment	25,431	24,557
	37,535	36,401
Less accumulated depreciation	(32,041)	(30,544)
	$5,494	$5,857

The estimated useful lives of buildings and improvements and rental property are twenty to twenty-five years.  The estimated useful lives of furniture and equipment range from three to eight years.  Depreciation expense was $1,502,000 and $1,465,000 for 2013 and 2012, respectively.

The Company leases a portion of its headquarters facility to various tenants.  Net rent received from these leases totaled $448,000 and $174,000 for 2013 and 2012, respectively.  Future minimum rent payments due to the Company under these lease arrangements are approximately $306,000 in 2014.

The Company leases office space under various operating leases. Rental expense on these operating leases was approximately $2.6 million and $2.4 million for 2013 and 2012, respectively.  Future minimum lease payments under all non-cancelable operating leases are (in thousands):

2014	$1,725
2015	1,090
2016	805
2017	522
2018	353
Thereafter	854
$5,349

Note 6 — Debt

The Company maintains a credit facility which provides borrowing availability up to $20 million (with the option to increase to $30 million) in the form of a line of credit.  This agreement allows the Company, at its option, to borrow funds at the LIBOR rate plus the applicable interest rate spread or at the bank’s prime lending rate (3.25% at December 31, 2013).  This agreement expires in June 2014.  At December 31, 2013, the Company did not have any outstanding balance on this line of credit.  The weighted average interest rate paid by the Company was 2.7% during fiscal year 2013.  This agreement contains certain loan covenants including leverage and fixed charge coverage ratios.  In February 2013, the agreement was amended to allow the Company to exclude certain extraordinary or non-recurring non-cash expenses, charges or losses, and certain litigation expenses incurred during the fourth quarter of 2012.  The exclusion of these charges was applied to the Company’s debt covenant calculation through December 31, 2013.  Additionally, as part of this amendment, the Company modified its definition of Earnings before Interest Taxes, Depreciation and Amortization (EBITDA), to exclude certain non-cash charges for the remainder of the agreement.  The Company is in compliance with these amended covenants at December 31, 2013.  This credit facility is secured by certain assets of the Company.

On March 10, 2014, the Company executed a commitment letter with the lenders of its existing credit facility.  The commitment initially provides the Company $20 million (with the option to increase to $30 million) in a revolving credit facility.  The terms and conditions of the commitment letter are generally consistent with those of the Company’s existing credit agreement which will provide the Company with availability under the line of credit up to 36 months from the date of closing.  The committed credit facility will be secured by certain assets of the Company.

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

The Company’s future principal payments under its mortgage are as follows (in thousands):

2014	166
2015	173
2016	180
2017	187
2018	195
Thereafter	183
$1,084

Note 7 — Stock Based Compensation

The Company recognizes all stock-based compensation to employees, including grants of employee stock options and restricted stock awards, in the financial statements as compensation cost over the vesting period based on their fair value on the date of grant.  Total stock-based compensation expense included in selling, general and administrative expense in 2013 and 2012 was $187,000 and $649,000, respectively.  The amount recorded for the twelve months ended December 31, 2013 was recorded net of benefits of $436,000, as the result of forfeitures of unvested stock awards prior to the completion of the requisite service period.  The amount of total stock based compensation includes $438,000 and $302,000 in 2013 and 2012, respectively, relating to restricted stock awards.  No compensation expense has been capitalized during 2013 and 2012.

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

Information with respect to stock options included within this plan is as follows:

	No. of Shares (in thousands)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2012	711	$5.37	$116
Options granted	747	5.17
Exercised	(16)	3.31
Forfeited and cancelled	(394)	4.80
Outstanding at December 31, 2013	1,048	$5.45	$270
Vested and expected to vest at December 31, 2013	1,005	$5.46	$261
Total shares exercisable as of December 31, 2013	264	$6.30	$66
Shares remaining available for grant	565

The weighted average grant date fair value of options granted during the years 2013 and 2012 was $1.55 and $2.04, respectively.  The total intrinsic value of options exercised during the years ended December 31, 2013 and 2012 was $11,000 and $31,000, respectively.  New shares of the Company’s common stock are issued as a result of stock option exercises.  The fair value of options at the date of the grant was estimated using the Black-Scholes model with the following assumptions for the respective period ending December 31:

	2013	2012

Expected option life	4.6 years	5.5 years
Weighted average risk-free interest rate	1.3%	0.9%
Weighted average expected volatility	33%	45%
Expected dividend yield	0%	0%

For the years ended December 31, 2013 and 2012, the expected option life was based on the Company’s historical experience with similar type options.  Expected volatility is based on historical volatility levels of the Company’s common stock over the preceding period of time consistent with the expected life.  The risk-free interest rate is based on the implied yield currently available on U.S. Treasury zero coupon issues with a remaining term equal to the expected life.  Stock options outstanding at December 31, 2013 are summarized as follows:

Range of Exercise Prices	Number Outstanding (in thousands)	Weighted Average Remaining Life	Weighted Average Exercise Price

$3.22 - $4.81	215	7.64 Years	$4.64
$4.82 - $6.01	756	8.68 Years	$5.80
$6.02 - $11.40	77	3.04 Years	$8.71
$3.22 - $11.40	1,048	8.05 Years	$6.30

At December 31, 2013 the aggregate unrecognized compensation cost of unvested equity awards, as determined using a Black-Scholes option valuation model, was $1.8 million (net of estimated forfeitures) which is expected to be recognized as compensation expense in fiscal years 2014 through 2017.

Current year activity with respect to the Company’s non-vested restricted stock awards is as follows:

Non-vested shares (in thousands)	Shares	Weighted Average grant- date fair value
Balance at January 1, 2013	174	$4.68
Granted	247	4.50
Vested	(49)	5.02
Forfeited and cancelled	(95)	4.92
Balance at December 31, 2013	277	$4.65

The EIP also provides for the issuance of restricted stock, as well as restricted stock units.   These types of awards can have either service based or performance based vesting with performance goals being established by the Compensation Committee.  Grants of restricted stock with service based vesting are subject to vesting periods ranging from zero to 60 months.  Grants of restricted stock with performance based vesting are subject to a vesting period of 12 to 36 months and performance conditions as defined by the Compensation Committee.  The Company assesses the likelihood of achievement throughout the performance period and recognizes compensation expense associated with its performance awards based on this assessment.  Other terms and conditions applicable to any award of restricted stock will be determined by the Compensation Committee and set forth in the agreement relating to that award.

During 2013 and 2012, the Company issued 247,000 and 183,000 restricted stock awards, respectively, at a per share price of $.02.  Included within the total awards granted during 2012 were 121,000 of performance based restricted stock awards.  The Company has not recognized any compensation expense associated with its performance based awards as the achievement of the performance target was deemed not probable in the previous and current period.

The fair value of restricted stock awards is based on the average price of the Company’s common stock on the date of grant.  The weighted average grant date fair value of restricted stock awards granted during the years 2013 and 2012 was $4.50 and $4.86, respectively.  In accordance with the terms of the restricted stock award agreements, the Company released 49,000 and 87,000 shares during 2013 and 2012, respectively.  During the year, there were 95,000 shares of restricted stock cancelled, of which 93,000 were performance based restricted shares.  During 2012, all of the 23,000 restricted stock awards cancelled were performance based restricted shares.

Note 8— Income Taxes

The provision (benefit) for income taxes from continuing operations consists of:

	Year ended December 31,
	(in thousands)
	2013	2012

Current income tax:
Federal	$(16)	$(206)
State	27	160
Foreign	1,087	582
	1,098	536
Deferred income tax:
Federal	(1,813)	(1,650)
State	(65)	(300)
	(1,878)	(1,950)
Benefit for income taxes	$(780)	$(1,414)

Deferred tax benefit related to discontinued operations was $108,000 during fiscal year 2013 compared to tax expense of $793,000 during fiscal year 2012.

Deferred tax liabilities (assets) are comprised of the following at:

	December 31,
	(in thousands)
	2013	2012
Deferred tax liabilities:
Software development costs	$5,042	$3,740
Gross deferred tax liabilities	5,042	3,740

Allowances for bad debts and inventory	(3,819)	(3,640)
Capitalized inventory costs	(122)	(125)
Intangible assets	(3,223)	(4,119)
Employee benefit accruals	(1,764)	(1,805)
Federal net operating loss carryforward	(10,524)	(8,122)
State net operating loss carryforward	(1,200)	(957)
Tax credit carryforwards	(4,979)	(4,006)
Foreign currency	(33)	(147)
Other	(585)	(334)
Gross deferred tax assets	(26,249)	(23,255)

Less valuation allowance	2,377	2,198

Net deferred tax assets	$(18,830)	$(17,317)

The Company has Federal tax credit carryforwards of $4.5 million that expire in various tax years from 2014 to 2033.  The Company has a Federal operating loss carryforward of $31.0 million that expires in various tax years through 2033.  Of the operating loss carryforward, $1.5 million will result in a benefit within additional paid in capital when realized.    In assessing the ability to realize deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company also has state tax credit carryfowards of $307,000 and state net operating loss carryforwards of $20.4 million which expire in various tax years through 2033. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  As a result of this analysis and based on the current year’s taxable loss, management determined that it is more likely than not that the future benefit associated with the foreign tax credit carryforwards and certain state tax credits and loss carryforwards will not be realized.  As a result, the Company recorded tax expense associated with an additional deferred tax asset valuation allowance of $179,000 and $44,000 for 2013 and 2012, respectively.

The Company records the benefits relating to uncertain tax positions only when it is more likely than not (likelihood of greater than 50%), based on technical merits, that the position would be sustained upon examination by taxing authorities. Tax positions that meet the more likely than not threshold are measured using a probability-weighted approach as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement.   At December 31, 2013, the Company’s reserve for uncertain tax positions is not material and the Company believes it has adequately provided for its tax-related liabilities.  The Company is no longer subject to United States federal income tax examinations for years before 2008.  The provision (benefit) for income taxes differed from the provision computed by applying the Federal statutory rate to income (loss) from continuing operations before taxes due to the following:

	Year ended December 31,
	2013	2012
Federal statutory tax rate	(34.0)%	(34.0)%
State taxes	1.7	(6.2)
Non deductible expenses	61.3	6.2
Tax credits	(378.2)	0.0
Foreign subsidiary liquidation	0.0	(6.3)
Foreign income tax rate differential	(103.0)	(5.1)
Valuation allowance	84.8	1.3
Other	(2.4)	(0.4)
	(369.8)%	(44.5)%

Note 9 — Employee Benefit Plans

The Company has a deferred profit-sharing retirement plan that covers substantially all employees. The Company’s annual contribution to the plan is discretionary. The Company’s did not make a contribution in 2013 and contributed $100,000 in 2012.  The plan also contains a 401(k) provision that allows employees to contribute a percentage of their salary up to the statutory limitation.  These contributions are matched at the rate of 10% by the Company. The Company’s matching contributions under the 401(k) component were $299,000 and $349,000 in 2013 and 2012, respectively.

The Company also maintains an incentive-compensation plan. Participants in the plan are key employees as determined by the Board of Directors and executive management. Compensation under the plan is based on the achievement of predetermined financial performance goals of the Company and its subsidiaries.  Awards under the plan are payable in cash.  Awards under the plan totaled $620,000 and $521,000, in 2013 and 2012, respectively.

The Company also sponsors a Deferred Compensation Plan for a select group of highly compensated employees.  Participants may make elective deferrals of their salary to the plan in excess of tax code limitations that apply to the Company’s qualified plan.  The Company invests the participants’ deferred amounts to fund these obligations.  The Company also has the sole discretion to make employer contributions to the plan on behalf of the participants, though it did not make any employer contributions in 2013 or 2012.

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

Information as to the Company’s segments is set forth below. Amounts below exclude discontinued operations.
	Year ended December 31,
	(in thousands)
	2013	2012
Revenues:
Hospitality	$152,376	$156,668
Government	89,018	88,491
Total	$241,394	$245,159

Operating income (loss) :
Hospitality	$(5,005)	$(8,303)
Government	5,949	4,969
Other	(1,601)	(649)
	(657)	(3,983)
Other income, net	506	876
Interest expense	(60)	(69)
Loss from continuing operations before provision for income taxes	$(211)	$(3,176)

Identifiable assets:
Hospitality	$81,386	$88,298
Government	16,936	9,012
Other	19,186	26,455
Total	$117,508	$123,765

Goodwill:
Hospitality	$6,116	$6,116
Government	736	736
Total	$6,852	$6,852

Depreciation and amortization:
Hospitality	$2,454	$8,273
Government	46	78
Other	330	372
Total	$2,830	$8,723

Capital expenditures including software costs:
Hospitality	$5,523	$5,247
Government	63	38
Other	202	46
Total	$5,788	$5,331

The following table presents revenues by country based on the location of the use of the product or services.

	December 31,
	2013	2012
United States	$201,815	$209,683
Other Countries	39,579	35,476
Total	$241,394	$245,159

The following table presents assets by country based on the location of the asset.

	December 31,
	2013	2012
United States	$99,937	$107,149
Other Countries	17,571	16,616
Total	$117,508	$123,765

Customers comprising 10% or more of the Company’s total revenues are summarized as follows:

	December 31,
	2013	2012
Hospitality segment:
McDonald’s Corporation	19%	20%
Yum! Brands, Inc.	13%	15%
Government segment:
U.S. Department of Defense	37%	36%
All Others	31%	29%
	100%	100%

Note 12 — Fair Value of Financial Instruments

The Company’s financial instruments have been recorded at fair value using available market information and valuation techniques.  The fair value hierarchy is based upon three levels of input, which are:

Level 1 − quoted prices in active markets for identical assets or liabilities (observable)

Level 2 − inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in inactive markets, or other inputs that are observable market data for essentially the full term of the asset or liability (observable)

Level 3 − unobservable inputs that are supported by little or no market activity, but are significant to determining the fair value of the asset or liability (unobservable)

The Company’s financial instruments consist primarily of cash and cash equivalents, trade receivables, trade payables and debt instruments. For cash and cash equivalents, trade receivables and trade payables, the carrying amounts of these financial instruments as of December 31, 2013 and 2012 were considered representative of their fair values.  The estimated fair value of the Company’s long-term debt at December 31, 2013 and 2012 was based on variable and fixed interest rates at December 31, 2013 and 2012, respectively, for new issues with similar remaining maturities and approximates the respective carrying values at December 31, 2013 and 2012.

The deferred compensation assets and liabilities primarily relate to the Company’s Deferred Compensation Plan, which allows for pre-tax salary deferrals for certain key employees (see note 9). Changes in the fair value of the deferred compensation liabilities are derived using quoted prices in active markets of the asset selections made by the participants. The deferred compensation liabilities are classified within Level 2, as defined under U.S. GAAP, because their inputs are derived principally from observable market data by correlation to the hypothetical investments. The Company holds insurance investments to partially offset the Company’s liabilities under the Deferred Compensation Plan, which are recorded at fair value each period using the cash surrender value of the insurance investments.

Note 13 — Related Party Transactions

The Company leases its corporate wellness facility to related parties at a current rate of $9,775 per month. The Company receives a complimentary membership to this facility which is provided to all employees.  During 2013 and 2012 the Company received rental income amounting to $117,300 for the lease of the facility in each year.

Note 14 — Subsequent Events

The Company has evaluated subsequent events for potential recognition and/or disclosure and there were none identified.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAR TECHNOLOGY CORPORATION

March 14, 2014	/s/ Ronald J. Casciano
Ronald J. Casciano
Chief Executive Officer & President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Ronald J. Casciano
Ronald J. Casciano	Chief Executive Officer & President	March 14, 2014

/s/ Sangwoo Ahn
Sangwoo Ahn	Director	March 14, 2014

/s/ James A. Simms
James A. Simms	Director	March 14, 2014

/s/ Kevin R. Jost
Kevin R. Jost	Director	March 14, 2014

/s/ John W. Sammon
John W. Sammon	Director	March 14, 2014

/s/ Steven M. Malone
Steven M. Malone	Vice President, Controller and Chief Accounting Officer (Principal Financial Officer)	March 14, 2014

List of Exhibits

Exhibit No.	Description of Instrument

3.1	Certificate of Incorporation, as amended	Filed as Exhibit 3(i) to the quarterly report on Form 10Q for the period ended June 30, 2006, of PAR Technology Corporation and incorporated herein by reference.

3.2	By-laws, as amended.	Filed as Exhibit 3.1 to Registration Statement on Form S-2 (Registration No. 333-04077) of PAR Technology Corporation incorporated herein by reference.

3.3	By-laws, as amended.	Filed as Exhibit 3(ii) to Form 8-K filed March 25, 2013 of PAR Technology Corporation and incorporated herein by reference.

3.4	By-laws, as amended July 29, 2013	Filed as Exhibit 3(ii) to Form 8-K filed August 2, 2013 of PAR Technology Corporation and incorporated herein by reference.

4	Specimen Certificate representing the Common Stock.	Filed as Exhibit 4 to Registration Statement on Form S-2 (Registration No. 333-04077) of PAR Technology Corporation incorporated herein by reference.

10.1	Letter of Agreement with Sanmina– SCI Corporation	Filed as Exhibit 10.1 to Form S-3/A (Registration No. 333-102197) of PAR Technology Corporation incorporated herein by reference.

10.2	JP Morgan term loan.	Filed as Exhibit 10.3 to Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.

10.3	2005 Equity Incentive Plan of PAR Technology Corporation	Filed as Exhibit 4.2 to Form S-8 (Registration No. 333-137647) of PAR Technology Corporation and incorporated herein by reference.

10.4	2005 Equity Incentive Plan, as amended	Filed as Exhibit 4.1 to Registration Statement on Form S-8 (Registration No. 333-187246) of PAR Technology Corporation incorporated herein by reference.

List of Exhibits (Continued)

Exhibit No.	Description of Instrument

10.6	Form of Restricted Stock Award Agreement Pursuant to the 2005 Equity Incentive Plan	Filed as Exhibit 10.1 to Form 10-Q as for the quarter ended June 30, 2013 and incorporated by reference.

10.7	Pledge and Security Agreement with JP Morgan Chase	Filed as Exhibit 10.2 to Form 8-K dated June 16, 2008 of PAR Technology Corporation and incorporated herein by reference.

10.8	Separation Letter Agreement dated March 25, 2013 between Registrant and Paul B. Domorski.	Filed as an Exhibit 10.4 to Form 10-Q for the quarter ended March 31, 2013 and incorporated herein by reference.

10.9	June 2011 – Amended and Restated Credit Agreement with JPMorgan Chase Bank, N.A; NBT Bank, N.A.; Alliance Bank, N.A.	Filed as an Exhibit 10.1 to Form 8-K dated June 6, 2011 of PAR Technology Corporation and incorporated herein by reference.

10.10	June 2011 - Amendment No. 1 to Pledge and Security Agreement with JPMorgan Chase Bank, N.A.	Filed as an Exhibit 10.2 to Form 8-K dated June 6, 2011 of PAR Technology Corporation and incorporated herein by reference.

10.11 ***
December 2011 - Asset Purchase and Sale Agreement by and between PAR Technology Corporation , PAR Government Systems Corporation, PAR Logistics Management Systems Corporation and  ORBCOMM Inc. and PLMS Acquisition, LLC.
Filed as an Exhibit 10.13 to Form 10-K dated April 4, 2012 of PAR Technology Corporation and incorporated herein by reference.

10.12	February 2013 - Amendment No. 2 to Pledge and Security Agreement with JPMorgan Chase Bank, N.A.	Filed as an Exhibit 10.14 to Form 10-K dated March 13, 2013 of PAR Technology Corporation and incorporated herein by reference.

10.13	Employment Offer Letter dated March 21, 2013 between Registrant and Ronald J. Casciano	Filed as an Exhibit 10.1*+ to Form 10-Q for the quarter ended March 31, 2013 and incorporated herein by reference.

10.14	Employment Offer Letter dated March 21, 2013 between Registrant and Robert P. Jerabeck	Filed as an Exhibit 10.2*+ to Form 10-Q for the quarter ended March 31, 2013 and incorporated herein by reference.

10.15	Employment Offer Letter dated March 21, 2013 between Registrant and Karen E. Sammon	Filed as an Exhibit 10.3*+ to Form 10-Q for the quarter ended March 31, 2013 and incorporated herein by reference.

List of Exhibits (Continued)

10.16	Employment Offer Letter dated March 21, 2013 between Registrant and Karen E. Sammon	Filed as an Exhibit 10.3*+ to Form 10-Q for the quarter ended March 31, 2013 and incorporated herein by reference.

10.17	Form of Notice of Equity Award and Agreement Pursuant to the 2005 Equity Incentive Plan

22	Subsidiaries of the registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer & President Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Vice President, Controller and Chief Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification of Chief Executive Officer & President and Vice President, Controller and Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

***	Portions of this Exhibit were omitted pursuant to a request for confidential treatment. The omitted portions have been separately filed with the Securities and Exchange Commission.