Form 10-Q
period 2014-03-31
PAR TECHNOLOGY CORP
filed 2014-05-07
CIK 708821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2014.  Commission File Number 1-9720
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

The number of shares outstanding of registrant's common stock, as of May 1, 2014 – 15,646,564 shares.

FORM 10-Q

PART I
FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements
PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	For the three months ended March 31,
	2014	2013
Net revenues:
Product	$18,592	$23,916
Service	14,250	16,020
Contract	23,699	26,738
	56,541	66,674
Costs of sales:
Product	12,903	16,473
Service	9,553	11,552
Contract	22,072	25,479
	44,528	53,504
Gross margin	12,013	13,170
Operating expenses:
Selling, general and administrative	9,263	10,205
Research and development	3,864	4,140
	13,127	14,345
Operating loss from continuing operations	(1,114)	(1,175)
Other expense, net	(78)	(34)
Interest expense	(17)	(13)
Loss from continuing operations before benefit for income taxes	(1,209)	(1,222)
Benefit for income taxes	220	853
Loss from continuing operations	(989)	(369)
Discontinued operations
Loss on discontinued operations (net of tax)	-	(15)
Net Loss	$(989)	$(384)
Basic Earnings per Share:
Loss from continuing operations	(0.06)	(0.02)
Loss from discontinued operations	-	(0.00)
Net Loss	$(0.06)	$(0.03)
Diluted Earnings per Share:
Loss from continuing operations	(0.06)	(0.02)
Loss from discontinued operations	-	(0.00)
Net Loss	$(0.06)	$(0.03)
Weighted average shares outstanding
Basic	15,499	15,154
Diluted	15,499	15,154

See accompanying notes to consolidated financial statements

PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(Unaudited)

	For the three months ended March 31,
	2014	2013
Net loss	$(989)	$(384)
Other comprehensive loss net of tax:
Foreign currency translation adjustments	10	(317)
Comprehensive loss	$(979)	$(701)

See accompanying notes to consolidated financial statements

PAR TECHNOLOGY CORPORATIONAND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	March 31,	December 31,
Assets	2014	2013
Current assets:
Cash and cash equivalents	$10,296	$10,015
Accounts receivable-net	34,152	30,688
Inventories-net	22,844	24,465
Income tax refund	80	-
Deferred income taxes	4,496	3,747
Other current assets	3,278	3,418
Total current assets	75,146	72,333
Property, plant and equipment - net	5,719	5,494
Deferred income taxes	14,555	15,083
Goodwill	6,852	6,852
Intangible assets - net	15,601	15,071
Other assets	2,832	2,675
Total Assets	$120,705	$117,508
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$153	$166
Accounts payable	17,937	17,200
Accrued salaries and benefits	5,344	6,663
Accrued expenses	3,180	2,701
Customer deposits	992	1,071
Deferred service revenue	16,285	12,170
Income taxes payable	-	185
Total current liabilities	43,891	40,156
Long-term debt	876	918
Other long-term liabilities	3,672	3,714
Total liabilities	48,439	44,788
Commitments and contingencies
Shareholders’ Equity:
Preferred stock, $.02 par value, 1,000,000 shares authorized	-	-
Common stock, $.02 par value, 29,000,000 shares authorized; 17,354,673 and 17,301,925 shares issued;15,646,564 and 15,593,816 outstanding	347	344
Capital in excess of par value	44,157	43,635
Retained earnings	34,127	35,116
Accumulated other comprehensive loss	(529)	(539)
Treasury stock, at cost, 1,708,109 shares	(5,836)	(5,836)
Total shareholders’ equity	72,266	72,720
Total Liabilities and Shareholders’ Equity	$120,705	$117,508

 See accompanying notes to consolidated financial statements

PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the three months ended
	March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(989)	$(384)
Loss from discontinued operations	-	15
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	830	544
Provision for bad debts	242	190
Provision for obsolete inventory	826	651
Equity based compensation	523	(346)
Deferred income tax	(221)	(860)
Changes in operating assets and liabilities:
Accounts receivable	(3,706)	1,562
Inventories	795	(314)
Income tax receivable/payable	(265)	(258)
Other current assets	140	(256)
Other assets	(157)	(217)
Accounts payable	737	(4,820)
Accrued salaries and benefits	(1,319)	146
Accrued expenses	479	(1,925)
Customer deposits	(79)	(495)
Deferred service revenue	4,115	2,267
Other long-term liabilities	(42)	385
Net cash provided by (used in) operating activities-continuing operations	1,909	(4,115)
Net cash used in operating activities-discontinued operations	-	(37)
Net cash provided by (used in) operating activities	1,909	(4,152)
Cash flows from investing activities:
Capital expenditures	(591)	(184)
Capitalization of software costs	(994)	(661)
Net cash used in investing activities	(1,585)	(845)
Cash flows from financing activities:
Payments of long-term debt	(55)	(39)
Proceeds from the exercise of stock options	2	(1)
Net cash used in financing activities	(53)	(40)
Effect of exchange rate changes on cash and cash equivalents	10	(317)
Net increase (decrease) in cash and cash equivalents	281	(5,354)
Cash and cash equivalents at beginning of period	10,015	19,475
Cash and equivalents of continuing operations at end of period	$10,296	$14,121
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	17	13
Income taxes, net of (refunds)	268	269

See accompanying notes to consolidated financial statements

PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Summary of Significant Accounting Policies

The accompanying unaudited interim consolidated financial statements have been prepared by PAR Technology Corporation (the “Company” or “PAR”) in accordance with U.S. generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements.  Accordingly, these interim financial statements do not include all information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of the Company, such unaudited statements include all adjustments (which comprise only normal recurring accruals) necessary for a fair presentation of the results for such periods.  The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results of operations to be expected for any future period.  The consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2013 included in the Company’s December 31, 2013 Annual Report to the Securities and Exchange Commission on Form 10-K.

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

The current economic conditions and the continued financial volatility in the U.S. and in many other countries in which the Company operates could contribute to decreased consumer confidence and continued economic uncertainty which may adversely impact the Company’s operating performance.  The Company continues to see strength in the markets which it serves; however the continued instability in the global economy could have an impact on purchases of the Company’s products, which could result in a reduction of sales, operating income and cash flows.  A decline in these results could have a material adverse impact on the underlying estimates used in deriving the fair value of the Company’s reporting units used in support of its annual goodwill impairment test.  These conditions may result in an impairment charge in future periods.

Certain amounts for prior periods have been reclassified to conform to the current period classification.

Note 2 — Accounts Receivable

	(in thousands)
	March 31,	December 31,
	2014	2013
Government segment:
Billed	$15,030	$16,932
Advanced billings	(3,207)	(4,335)
	11,823	12,597
Hospitality segment:
Accounts receivable - net	22,329	18,091
	$34,152	$30,688

At March 31, 2014 and December 31, 2013, the Company had recorded allowances for doubtful accounts of $643,000 and $541,000, respectively, against Hospitality accounts receivable.

Note 3 — Inventories

Inventories are primarily used in the manufacture and service of Hospitality products.  The components of inventory consist of the following:

	(in thousands)
	March	December 31,
	2014	2013
Finished Goods	$10,854	$12,033
Work in process	207	297
Component parts	3,421	3,558
Service parts	8,362	8,577
	$22,844	$24,465

Note 4 — Identifiable intangible assets

The Company capitalizes certain costs related to the development of computer software sold by its Hospitality segment. Software development costs incurred prior to establishing technological feasibility are charged to operations and included in research and development costs in the period the costs are incurred.  Software development costs incurred after establishing technological feasibility (as defined within ASC 985-20) are capitalized and amortized on a product-by-product basis when the product is available for general release to customers.  Software costs capitalized during the three months ended March 31, 2014 were $994,000.  Software costs capitalized during the three months ended March 31, 2013 were $661,000.

Annual amortization, charged to cost of sales when the product is available for general release to customers, is computed using the greater of (a) the straight-line method over the remaining estimated economic life of the product, generally three to seven years or (b) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product. Amortization of capitalized software costs for the three months ended March 31, 2014 was $464,000.  Amortization for the three months ended March 31, 2013 was $92,000.

The components of identifiable intangible assets are:

	(in thousands)
	March 31,	December 31,
	2014	2013
Acquired and internally developed software costs	$17,634	$16,640
Trademarks (non-amortizable)	1,800	1,800
	19,434	18,440
Less accumulated amortization	(3,833)	(3,369)
	$15,601	$15,071

The future amortization of these intangible assets assuming straight-line amortization of capitalized software costs is as follows (in thousands):

2014	$1,767
2015	2,256
2016	2,225
2017	2,125
2018	2,023
Thereafter	3,405
Total	$13,801

Note 5 — Stock Based Compensation

The Company applies the fair value recognition provisions of ASC Topic 718 Stock-Based Compensation.  The Company recorded stock based compensation expense of $523,000 for the three months ended March 31, 2014 and a net benefit of $346,000 for the three months ended March 31, 2013.  The amount recorded for the three months ended March 31, 2013 was recorded net of benefits of $462,000, as the result of forfeitures of unvested stock awards prior to the completion of the requisite service period. At March 31, 2014, the unrecognized compensation expense related to non-vested equity awards was $2.3 million (net of estimated forfeitures), which is expected to be recognized as compensation expense in fiscal years 2014 through 2017.

During 2014, the Company granted a total of 216,000 equity awards to various employees as approved by the Company’s Compensation Committee of its Board of Directors, under the 2005 Equity Incentive Plan.  Included within the equity grants were approximately 119,000 performance based restricted stock awards which vest upon the achievement of Business Unit and Company Wide financial goals relative to fiscal years 2014 through 2016.  These equity awards are forfeited if the performance conditions are not achieved for each fiscal year.  For the three month period ended March 31, 2014, the Company has assumed that the all performance conditions related to the aforementioned awards will be achieved, and therefore the related compensation expense for said awards has been recorded.

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

For the three months ended March 31, 2014 and 2013 there was no anti-dilutive stock options outstanding as the Company reported a net loss for both periods.

The following is a reconciliation of the weighted average shares outstanding for the basic and diluted EPS computations (in thousands, except per share data):

	For the three months
	ended March 31,
	2014	2013
Loss from continuing operations	$(989)	$(369)

Basic:
Shares outstanding at beginning of period	15,473	15,154
Weighted average shares issued during the period, net	26	-
Weighted average common shares, basic	15,499	15,154
Earnings from continuing operations per common share, basic	$(0.06)	$(0.02)
Diluted:
Weighted average common shares, basic	15,499	15,154
Dilutive impact of stock options and restricted stock awards	-	-
Weighted average common shares, diluted	15,499	15,154
Earnings from continuing operations per common share, diluted	$(0.06)	$(0.02)

Note 7 — Segment and Related Information

The Company’s reportable segments are strategic business units that have separate management teams and infrastructures that offer different products and services.

The Company has two reportable segments, Hospitality and Government.  The Hospitality segment offers integrated solutions to the hospitality industry which include hardware platforms and software applications utilized at restaurants, resorts, hotels and spas.  In addition, the Company also provides technology to support of food safety compliance and task management capabilities for retailers, grocers and restaurants.  The Company’s Hospitality segment offers customer support including field service, installation, twenty-four hour telephone support and depot repair.  The Government segment develops and delivers geospatial and full motion video solutions to the Federal Government and industry; and provides communications and information technology support services to the United States Department of Defense.  Intersegment sales and transfers are not significant.

Information noted as “Other” primarily relates to the Company’s corporate, home office operations.

Information as to the Company's segments is set forth below.  Amounts below exclude discontinued operations.

	(in thousands) For the three months ended March 31,
	2014	2013
Revenues:
Hospitality	$32,842	$39,936
Government	23,699	26,738
Total	$56,541	$66,674

Operating income (loss) from continuing operations:
Hospitality	$(2,061)	$(1,722)
Government	1,487	1,222
Other	(540)	(675)
	(1,114)	(1,175)
Other income, net	(78)	(34)
Interest expense	(17)	(13)
Income from continuing operations before provision for income taxes	$(1,209)	$(1,222)

Depreciation and amortization:
Hospitality	$745	$369
Government	13	12
Other	72	163
Total	$830	$544

Capital expenditures:
Hospitality	$1,441	$772
Government	26	-
Other	118	73
Total	$1,585	$845

Revenues by geographic area:
United States	$49,555	$58,015
Other Countries	6,986	8,659
Total	$56,541	$66,674

The following table represents identifiable assets by business segment:

	(in thousands)
	March 31,	December 31,
	2014	2013

Hospitality	$83,216	$81,386
Government	13,126	16,936
Other	24,363	19,186
Total	$120,705	$117,508

The following table represents identifiable assets by geographic area based on the location of the assets:

	(in thousands)
	March 31,	December 31,
	2014	2013
United States	$103,897	$99,937
Other Countries	16,808	17,571
Total	$120,705	$117,508

The following table represents Goodwill by business segment:

	(in thousands)
	March 31,	December 31,
	2014	2013
Hospitality	$6,116	$6,116
Government	736	736
Total	$6,852	$6,852

Customers comprising 10% or more of the Company's total revenues are summarized as follows:

	For the Three Months Ended March 31,
	2014	2013
Hospitality segment:
McDonald’s Corporation	14%	13%
Yum! Brands, Inc.	11%	15%
Government segment:
U.S. Department of Defense	42%	40%
All Others	33%	32%
	100%	100%

Item 2:	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Overview
PAR's technology solutions for the Hospitality segment feature software, hardware and support services tailored for the needs of restaurants, hotels, resorts and spas, casinos, cruise lines, movie theatres, theme parks and retailers.  PAR’s Government segment provides technical expertise in the contract development of Intelligence, Surveillance and Reconnaissance (ISR) advanced systems and software solutions for the U.S. Department of Defense and other federal agencies, as well as information technology and communications support services to the U.S. Department of Defense.

PAR’s products sold in the Hospitality segment are utilized in a wide range of applications by thousands of customers.  The Company faces competition across all of its markets within the Hospitality segment, competing on the basis of product design, features and functionality, quality and reliability, price, customer service, and delivery capability.  PAR's continuing strategy is to provide complete integrated technology solutions with industry leading customer service in the markets in which it participates.  PAR conducts its research and development efforts to create innovative technology offerings that meet and exceed customer requirements and also have a high probability for broader market appeal and success.

Within the Hospitality businesses PAR continues to focus on building a diversified customer base through our investment in new hardware, software and solution offerings.  This diversification is a key component to PAR building recurring and subscription based revenue that will result in a more consistent financial performance for PAR.  One of PAR’s primary initiatives to achieve diversification is the continued penetration of the grocery and retail market through deployments of the Company’s SureCheck® product for food safety and task management applications.  Entering these markets allows PAR to be more versatile within our customer base, which helps in mitigating revenue volatility that may be created given the timing of product deployments with our major Restaurant customers.  In addition, PAR continues to expand its worldwide third-party distribution channels through the addition of new partners and leveraging our current relationships.

The Quick Serve Restaurant (QSR) market, PAR's primary market, continues to perform well for the majority of large, international companies, despite worldwide macroeconomic uncertainty.  However, the Company has seen an impact of these economic conditions on smaller, regional QSR organizations, whose business is slowing because of higher unemployment and lack of consumer confidence in certain regions.   These conditions could have a material adverse impact on the Company's estimates, specifically the fair value of its assets related to its legacy products. The Company continuously reassesses the alignment of its product and service offerings to support improved operational efficiency and profitability going forward.

The Hotel/Resort/Spa technology business within the Hospitality segment provides PAR with an opportunity to grow software revenues association with property management applications.  PAR is growing its installation base with deployments of ATRIO®, the next generation cloud-based property management software for this market.  With ATRIO’s “purpose-built” cloud design the Company can leverage the benefits and dramatic cost reductions that have occurred in cloud computing over the last four years.  This design provides PAR with a competitive advantage when compared to on premise, server-based, property management solutions as well as solutions that use remote data centers.  Other advantages to our true cloud computing design include inherent benefits ranging from automated backup and recovery, real-time system health monitoring, and rapid global deployment options.  In addition to progress with ATRIO, PAR continues to experience success with its SMS|Host® and SpaSoft® software applications as new properties were added during the quarter.

Approximately 42% of the Company's revenues are generated by its Government business. The focus of the Company’s Government business is to expand its technical services and ISR solutions business lines. Through outstanding performance of existing service contracts and investment in business development capabilities, the Company is able to consistently win renewal of expiring contracts, extend existing contracts, and secure additional new business.  With its intellectual property and investment in new technologies, the Company provides solutions to the U.S. Department of Defense and other federal agencies with systems integration, products and highly-specialized services.  The general uncertainty in U.S. defense total workforce policies (military, civilian and contract), procurement cycles and specific areas of spending levels for the next several years, may impact the performance of this business.

Results of Operations —
Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

PAR reported revenues of $56.5 million for the quarter ended March 31, 2014, a decrease of 15.2% from the $66.7 million reported for the quarter ended March 31, 2013.  PAR reported net loss from continuing operations of $989,000 or $0.06 per share for the first quarter of 2014 versus a net loss $369,000 or $0.02 per share for the same period in 2013.  During the first quarter of 2013, PAR reported a net loss from discontinued operations of $15,000.

Product revenues were $18.6 million for the quarter ended March 31, 2014, a decrease of 22.3% from the $23.9 million recorded in 2013.  This decrease was primarily due to the timing of system deployments associated with some of our largest global customers.  PAR experienced product revenue growth of 24% from our worldwide dealer channel partners, which partially offset the volatility associated with order patterns with our largest customers.  In addition, hardware revenue associated with our SureCheck solution increased compared to 2013 as PAR continues to expand the installed base of active SureCheck devices.

Service revenues were $14.3 million for the quarter ended March 31, 2014, a decrease of 11% from the $16.0 million reported for the same period in 2013.  During the quarter, the Company experienced a decline in installation services driven mostly by the decline in product revenue.  This decline is partially offset by an increase associated with the Company's depot repair operation resulting from new service contracts.

Contract revenues were $23.7 million for the quarter ended March 31, 2014, compared to $26.7 million reported for the same period in 2013, a decrease of 11%.  This decrease is mostly driven by the timing of task orders on the Company's ISR systems integration contracts with the U.S. Army.  This decrease was partially offset by increases in technical services contracts in support of military communication facilities with the U.S. Department of Defense.

Product margins for the quarter ended March 31, 2014 were 30.6%, a decrease from 31.1% for the same period in 2013.  During the quarter, the Company experienced an unfavorable product mix in sales of our hardware offerings.

Service margins were 33% for the quarter ended March 31, 2014; an increase from the 27.9% recorded for the same period in 2013.  The increase is a result of improved installation processes and lower expenses related to our field repair operations.

Contract margins were 6.9% for the quarter ended March 31, 2014, compared to 4.7% for the same period in 2013.  This increase was due to favorable modifications of certain contracts during the quarter, partially offset by an increase in investment in the Company's ISR technologies.    The most significant components of contract costs in 2014 and 2013 were labor and fringe benefits.  For the first quarter of 2014, labor and fringe benefits were $10.0 million or 45% of contract costs compared to $10.4 million or 41% of contract costs for the same period in 2013.  This increase in percentage is mostly attributable to the lower amount of subcontract revenue associated with the Company's ISR systems integration contract with the U.S. Army in 2014.

Selling, general and administrative expenses for the quarter ended March 31, 2014 were $9.3 million, a decrease compared to $10.2 million recorded for the same period in 2013.  The decrease is attributable to the Company’s execution of cost reduction initiatives within its domestic Hospitality operations as well as severance costs that occurred in 2013.

Research and development expenses were $3.9 million for the quarter ended March 31, 2014, a decrease from the $4.1 million recorded for the same period in 2013.  This slight decrease was primarily related to reduced software development costs for products within the Hospitality segment.

Other expense, net was $78,000 for the quarter ended March 31, 2014 compared to $34,000 for the same period in 2013.  Other income/expense primarily includes unrealized gains/losses on the Company's investments, market value fluctuations of the Company's deferred compensation plan, rental income, strategic product development partnerships, and foreign currency gains and losses.  The expense in 2014 and 2013 is primarily related to lower rental income and fair value adjustment with respect to the Company's deferred compensation plan.

Interest expense represents interest charged on the Company's short-term borrowings and from long-term debt.  Interest expense was $17,000 for the quarter ended March 31, 2014 as compared to $13,000 for the same period in 2013.  This increase is associated with higher outstanding borrowing in 2014 as compared to the same period in 2013.

For the quarter ended March 31, 2014, the Company's effective income tax benefit was 18.2%, compared to 69.8% for the same period in 2013.  This variance from the federal statutory rate was due to the mix of projected taxable income from the Company's domestic and foreign jurisdictions expected for full year fiscal 2014.  The variance from the federal statutory rate in 2013 was due to the 2012 benefit for the Research and Experimental tax credit of $390,000 received in connection with the American Taxpayer Relief Act of 2012 that was signed into law in January 2013.   As the legislation was signed into law after the end of PAR's 2012 fiscal year, the retroactive effects of the bill were reflected in the first quarter of 2013.

Liquidity and Capital Resources

The Company's primary sources of liquidity have been cash flow from operations and its bank line of credit.  Cash generated from operating activities of continuing operations was $1.9 million for the three months ended March 31, 2014 compared to cash used in operating activities of $4.1 million for the same period in 2013.

In 2014, cash generated in operations was mostly due to the add back of non-cash charges and changes in working capital requirements, primarily associated with increases in deferred revenue based on timing of billings for our service contracts offset by increases in accounts receivable based on timing of product sales and contract billings.  In 2013, cash was used in operations mostly due to the Company's change in working capital requirements, primarily associated with decreases in accrued expenses and accounts payable from timing of payments made to vendors, specifically for inventory purchases and payments associated with the Company's ISR contract with the U.S. Government.   This was partially offset by the add back of non-cash charges, decreases in accounts receivable due to improved collection efforts, as well as an increase in deferred service revenue due to the timing of customer service contracts.

Cash used in investing activities from continuing operations was $1.6 million for the three months ended March 31, 2014 versus $845,000 for the same period in 2013.  In 2014, capital expenditures of $591,000 were primarily for capital improvements made to the Company’s leased properties as well as purchases of computer equipment associated with the Company’s software support service offerings.  Capitalized software was $994,000 and was associated with investments for various Hospitality software platforms.  In 2013, capital expenditures of $184,000 were primarily for the tooling related to the Company's hardware products, as well as for purchases of office and computer equipment.  Capitalized software was $661,000 and was associated with investments for various Hospitality software platforms.

Cash used in financing activities from continuing operations was $53,000 for the three months ended March 31, 2014 versus $40,000 in 2013.  In 2014, the Company decreased its long-term debt by $55,000.  In 2013, the Company decreased its long-term debt by $39,000.

The Company maintains a credit facility which provides borrowing availability up to $20 million (with the option to increase to $30 million) in the form of a line of credit.  This agreement allows the Company, at its option, to borrow funds at the LIBOR rate plus the applicable interest rate spread or at the bank's prime lending rate (3.25% at March 31, 2014).  This agreement expires in June 2014.  At March 31, 2014, the Company did not have any outstanding balance on this line of credit.  The weighted average interest rate paid by the Company was approximately 2.4% during fiscal year 2014.  This agreement contains certain loan covenants including leverage and fixed charge coverage ratios.   The Company is in compliance with these covenants at March 31, 2014.  This credit facility is secured by certain assets of the Company.

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

The Company has a $1.0 million mortgage loan, collateralized by certain real estate.  This mortgage matures on November 1, 2019.  The Company's fixed interest rate is currently 4.05% through October 1, 2014.  Beginning on October 1, 2014 and through the maturity date of the loan, the fixed rate will be converted to a new rate equal to the then-current five year fixed advanced rate charged by the New York Federal Home Loan bank, plus 225 basis points.  The annual mortgage payment including interest through October 1, 2014 totals $207,000.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In April 2014, the FASB issued guidance that raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and other disposals that do not meet the definition of a discontinued operations. The new guidance defines a discontinued operation as a disposal of a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results. The new guidance is effective on January 1, 2015, with early adoption permitted. While we do not expect a material impact on PAR’s financial statements upon adoption, the effects on future periods will depend upon the nature and significance of future disposals.

Recently Adopted Accounting Pronouncements
In July 2013, the Financial Accounting Standards Board (FASB) issued guidance eliminating diversity in practice surrounding the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The new guidance requires entities to net an unrecognized tax benefit with a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if the carryforward would be used to settle additional tax due upon disallowance of a tax position. The amendment is effective for fiscal periods beginning after December 15, 2013 with early adoption permitted. The adoption of this amendment on January 1, 2014 did not have a significant impact on the Company's financial position or results of operations.

In March 2013, the Financial Accounting Standards Board (FASB) clarified that, when a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity, the parent is required to release any related cumulative translation adjustment into net income. The cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. The FASB also clarified that if a business combination is achieved in stages related to a previously held equity method investment (step-acquisition) that is a foreign entity, the amount of accumulated other comprehensive income that is reclassified and included in the calculation of gain or loss as of the acquisition date shall include any foreign currency translation adjustment related to that previously held investment. The amendments are effective prospectively for fiscal years beginning after December 15, 2013, with early adoption permitted. The adoption of this amendment on January 1, 2014 did not have a significant impact on the Company's financial position or results of operations.

In February 2013, the FASB issued guidance requiring an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date as the amount the entity agreed to pay for the arrangement between them and the other entities that are also obligated to the liability and any additional amount the entity expects to pay on behalf of the other entities. The amendments are effective for fiscal periods (and interim reporting periods within those years) beginning after December 15, 2013. The adoption of this amendment on January 1, 2014 did not have a significant impact on the Company's financial position or results of operations.

Critical Accounting Policies

In our Annual Report on Form 10-K for the year ended December 31, 2013, we disclose accounting policies, referred to as critical accounting policies, that require management to use significant judgment or that require significant estimates.  Management regularly reviews the selection and application of our critical accounting policies.  There have been no updates to the critical accounting policies contained in our Annual Report on Form 10-K for the year ended December 31, 2013.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

INFLATION

Inflation had little effect on revenues and related costs during the three months ended March 31, 2014.  Management anticipates that margins will be maintained at acceptable levels to minimize the effects of inflation, if any.

INTEREST RATES

As of March 31, 2014, the Company does not have any variable debt.  As such, the Company believes that an adverse change in interest rates of 100 basis points would not have a material impact on our business, financial condition, results of operations or cash flows.

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

Based on an evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2014, the end of the period covered by this Quarterly Report on Form 10-Q (the "Evaluation Date"), conducted under the supervision of and with the participation of the Company's chief executive officer and principal financial officer, such officers have concluded that the Company's disclosure controls and procedures, which are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and designed to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is accumulated and communicated to management including the chief executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosures, are effective as of the Evaluation Date.

(b)	Changes in Internal Control over Financial Reporting.

There was no change in the Company's internal controls over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, such internal controls over financial reporting.

PART II – OTHER INFORMATION

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

On March 14, 2014, PAR Technology Corporation furnished a report on Form 8-K pursuant to Item 2.02 (Results of Operations and Financial Condition) and Item 5.02(b) (Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers) of that Form relating to its financial information for the quarter ended December 31, 2013 as well as changes made to the Company’s Board of Directors, as presented in the press release of March 14, 2014 and furnished thereto as an exhibit.

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

Date: May 7, 2014

/s/STEVEN M. MALONE
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