Form 10-Q
period 2014-06-30
PAR TECHNOLOGY CORP
filed 2014-08-08
CIK 708821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2014.  Commission File Number 1-9720

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
Yes ☐ No  ☒

The number of shares outstanding of registrant's common stock, as of August 1, 2014 – 15,624,109 shares.

FORM 10-Q

PART I
FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	For the three months ended June 30,	For the three months ended June 30,	For the six months ended June 30,	For the six months ended June 30,
	2014	2013	2014	2013
Net revenues:
Product	$22,953	$22,257	$41,545	$46,173
Service	14,920	15,314	29,170	31,334
Contract	19,529	21,945	43,228	48,683
	57,402	59,516	113,943	126,190
Costs of sales:
Product	15,815	14,841	28,718	31,314
Service	10,831	10,904	20,384	22,456
Contract	18,495	20,312	40,567	45,791
	45,141	46,057	89,669	99,561
Gross margin	12,261	13,459	24,274	26,629
Operating expenses:
Selling, general and administrative	9,513	9,494	18,776	19,699
Research and development	3,761	3,706	7,625	7,846
	13,274	13,200	26,401	27,545
Operating income (loss) from continuing operations	(1,013)	259	(2,127)	(916)
Other income net	406	255	328	221
Interest expense	(25)	(13)	(42)	(26)
Income (loss) from continuing operations before benefit for income taxes	(632)	501	(1,841)	(721)
(Provision) benefit for income taxes	113	(253)	333	600
Income (loss) from continuing operations	(519)	248	(1,508)	(121)
Discontinued operations
Loss on discontinued operations (net of tax)	-	(191)	-	(206)
Net Income (loss)	$(519)	$57	$(1,508)	$(327)
Basic Earnings per Share:
Income (loss) from continuing operations	(0.03)	0.02	(0.10)	(0.01)
Loss from discontinued operations	-	(0.01)	-	(0.01)
Net income (loss)	$(0.03)	$0.00	$(0.10)	$(0.02)
Diluted Earnings per Share:
Income (loss) from continuing operations	(0.03)	0.02	(0.10)	(0.01)
Loss from discontinued operations	-	(0.01)	-	(0.01)
Net income (loss)	$(0.03)	$0.00	$(0.10)	$(0.02)
Weighted average shares outstanding
Basic	15,612	15,171	15,473	15,162
Diluted	15,612	15,340	15,473	15,162

See accompanying notes to consolidated financial statements

PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(Unaudited)

	For the three months ended June 30,	For the three months ended June 30,	For the six months ended June 30,	For the six months ended June 30,
	2014	2013	2014	2013
Net income (loss)	$(519)	$57	$(1,508)	$(327)
Other comprehensive loss net of tax:
Foreign currency translation adjustments	(95)	(132)	(85)	(449)
Comprehensive loss	$(614)	$(75)	$(1,593)	$(776)

See accompanying notes to consolidated financial statements

PAR TECHNOLOGY CORPORATIONAND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	June 30,	December 31,
Assets	2014	2013
Current assets:
Cash and cash equivalents	$12,953	$10,015
Accounts receivable-net	31,333	30,688
Inventories-net	22,425	24,465
Income tax refund	256	-
Deferred income taxes	4,694	3,747
Other current assets	3,249	3,418
Total current assets	74,910	72,333
Property, plant and equipment - net	5,935	5,494
Deferred income taxes	14,491	15,083
Goodwill	6,852	6,852
Intangible assets - net	15,664	15,071
Other assets	2,896	2,675
Total Assets	$120,748	$117,508
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$169	$166
Accounts payable	17,735	17,200
Accrued salaries and benefits	5,962	6,663
Accrued expenses	3,711	2,701
Customer deposits	751	1,071
Deferred service revenue	15,921	12,170
Income taxes payable	-	185
Total current liabilities	44,249	40,156
Long-term debt	833	918
Other long-term liabilities	3,705	3,714
Total liabilities	48,787	44,788
Commitments and contingencies
Shareholders’ Equity:
Preferred stock, $.02 par value, 1,000,000 shares authorized	-	-
Common stock, $.02 par value, 29,000,000 shares authorized; 17,332,218 and 17,301,925 shares issued; 15,624,109 and 15,593,816 outstanding	347	344
Capital in excess of par value	44,466	43,635
Retained earnings	33,608	35,116
Accumulated other comprehensive loss	(624)	(539)
Treasury stock, at cost, 1,708,109 shares	(5,836)	(5,836)
Total shareholders’ equity	71,961	72,720
Total Liabilities and Shareholders’ Equity	$120,748	$117,508

See accompanying notes to consolidated financial statements

PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

(In Thousands)	For the six months ended June 30,
Cash flows from operating activities:	2014	2013
Net loss	$(1,508)	$(327)
Loss from discontinued operations	-	206
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,661	1,256
Provision for bad debts	205	233
Provision for obsolete inventory	1,534	1,344
Equity based compensation	802	(282)
Deferred income tax	(355)	(659)
Changes in operating assets and liabilities:
Accounts receivable	(850)	(308)
Inventories	506	(3,408)
Income tax receivable/payable	(441)	(698)
Other current assets	169	(219)
Other assets	(221)	359
Accounts payable	539	(4,481)
Accrued salaries and benefits	(701)	(652)
Accrued expenses	1,010	(1,725)
Customer deposits	(320)	(494)
Deferred service revenue	3,751	2,114
Other long-term liabilities	(10)	430
Net cash provided by (used in) operating activities-continuing operations	5,771	(7,311)
Net cash used in operating activities-discontinued operations	-	-
Net cash provided by (used in) operating activities	5,771	(7,311)
Cash flows from investing activities:
Capital expenditures	(1,171)	(477)
Capitalization of software costs	(1,526)	(1,626)
Net cash used in investing activities	(2,697)	(2,103)
Cash flows from financing activities:
Payments of long-term debt	(82)	(78)
Proceeds from the exercise of stock options	3	54
Net cash used in financing activities	(79)	(24)
Effect of exchange rate changes on cash and cash equivalents	(57)	(450)
Net increase (decrease) in cash and cash equivalents	2,938	(9,888)
Cash and cash equivalents at beginning of period	10,015	19,475
Cash and cash equivalents at end of period	12,953	9,587
Less cash and equivalents of discontinued operations at end of period	-	-
Cash and equivalents of continuing operations at end of period	$12,953	$9,587
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	42	26
Income taxes, net of (refunds)	416	734

See accompanying notes to consolidated financial statements

PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Summary of Significant Accounting Policies

The accompanying unaudited interim consolidated financial statements have been prepared by PAR Technology Corporation (the “Company” or “PAR”) in accordance with U.S. generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements.  Accordingly, these interim financial statements do not include all information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of the Company, such unaudited statements include all adjustments (which comprise only normal recurring accruals) necessary for a fair presentation of the results for such periods.  The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results of operations to be expected for any future period.  The consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2013 included in the Company’s December 31, 2013 Annual Report to the Securities and Exchange Commission on Form 10-K.

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

Certain amounts for prior periods have been reclassified to conform to the current period classification.

Note 2 — Accounts Receivable

	(in thousands)
	June 30,	December 31,
	2014	2013
Government segment:
Billed	$10,159	$16,932
Advanced billings	(2,330)	(4,335)
	7,829	12,597
Hospitality segment:
Accounts receivable - net	23,504	18,091
	$31,333	$30,688

At June 30, 2014 and December 31, 2013, the Company had recorded allowances for doubtful accounts of $553,000 and $561,000, respectively, against Hospitality accounts receivable.

Note 3 — Inventories

Inventories are primarily used in the manufacture and service of Hospitality products.  The components of inventory consist of the following:

	(in thousands)
	June 30,	December 31,
	2014	2013
Finished Goods	$10,274	$12,033
Work in process	450	297
Component parts	4,316	3,558
Service parts	7,385	8,577
	$22,425	$24,465

Note 4 — Identifiable intangible assets

The Company capitalizes certain costs related to the development of computer software sold by its Hospitality segment. Software development costs incurred prior to establishing technological feasibility are charged to operations and included in research and development costs in the period the costs are incurred.  Software development costs incurred after establishing technological feasibility (as defined within ASC 985-20) are capitalized and amortized on a product-by-product basis when the product is available for general release to customers.  Software costs capitalized during the three months and six months ended June 30, 2014 were $532,000 and $1,526,000, respectively.  Software costs capitalized during the three and six months ended June 30, 2013 were $965,000 and $1,626,000, respectively.

Annual amortization, charged to cost of sales when the product is available for general release to customers, is computed using the greater of (a) the straight-line method over the remaining estimated economic life of the product, generally three to seven years or (b) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product. Amortization of capitalized software costs for the three and six months ended June 30, 2014 were $ 468,000 and $932,000, respectively.  Amortization for the three and six months ended June 30, 2013 were $400,000 and $492,000, respectively.

The components of identifiable intangible assets are:

	(in thousands)
	June 30,	December 31,
	2014	2013
Acquired and internally developed software costs	$18,165	$16,640
Trademarks (non-amortizable)	1,800	1,800
	19,965	18,440
Less accumulated amortization	(4,301)	(3,369)
	$15,664	$15,071

The future amortization of these intangible assets assuming straight-line amortization of capitalized software costs is as follows (in thousands):

2014	$1,061
2015	2,268
2016	2,237
2017	2,137
2018	2,034
Thereafter	4,127
Total	$13,864

Note 5 — Stock Based Compensation

The Company applies the fair value recognition provisions of ASC Topic 718 Stock-Based Compensation.  The Company recorded stock based compensation of $278,000 and $802,000 for the three and six months ended June 30, 2014, respectively. Total stock-based compensation expense included within operating expenses for the three and six months ended June 30, 2013 was $64,000 and a net benefit of $282,000, respectively.  At June 30, 2014, the unrecognized compensation expense related to non-vested equity awards was $1.6 million (net of estimated forfeitures), which is expected to be recognized as compensation expense in fiscal years 2014 through 2017.

During 2014, the Company granted a total of 235,000 equity awards to various employees as approved by the Company’s Compensation Committee of its Board of Directors, under the 2005 Equity Incentive Plan.  Included within the equity grants were approximately 105,000 performance based restricted stock awards which vest upon the achievement of Business Unit and Company Wide financial goals relative to fiscal years 2014 through 2016.  These equity awards are forfeited if the performance conditions are not achieved for each fiscal year.  For the three and six month period ended June 30, 2014, the Company has assumed that the all performance conditions related to the aforementioned awards will be achieved, and therefore the related compensation expense for said awards has been recorded.

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

For the three and six months ended June 30, 2014 there was no anti-dilutive stock options outstanding as the Company reported a net loss for both periods.  For the three months ended June 30, 2013, there were 474,000 anti-dilutive stock options outstanding and none outstanding for the six months ended June 30, 2013 as the Company reported a net loss.

The following is a reconciliation of the weighted average shares outstanding for the basic and diluted EPS computations (in thousands, except per share data):

	For the three months	For the three months
	ended June 30,	ended June 30,
	2014	2013
Income (loss) from continuing operations	$(519)	$248

Basic:
Shares outstanding at beginning of period	15,612	15,161
Weighted average shares issued during the period, net	-	10
Weighted average common shares, basic	15,612	15,171
Earnings (loss) from continuing operations per common share, basic	$(0.03)	$0.02
Diluted:
Weighted average common shares, basic	15,612	15,171
Dilutive impact of stock options and restricted stock awards	-	169
Weighted average common shares, diluted	15,612	15,340
Earnings (loss) from continuing operations per common share, diluted	$(0.03)	$0.02

	For the six months	For the six months
	ended June 30,	ended June 30,
	2014	2013
Loss from continuing operations	$(1,508)	$(121)

Basic:
Shares outstanding at beginning of period	15,473	15,151
Weighted average shares issued during the period, net	-	11
Weighted average common shares, basic	15,473	15,162
Earnings (loss) from continuing operations per common share, basic	$(0.10)	$(0.01)
Diluted:
Weighted average common shares, basic	15,473	15,162
Dilutive impact of stock options and restricted stock awards	-	-
Weighted average common shares, diluted	15,473	15,162
Earnings (loss) from continuing operations per common share, diluted	$(0.10)	$(0.01)

Note 7 — Segment and Related Information

The Company’s reportable segments are strategic business units that have separate management teams and infrastructures that offer different products and services.

The Company has two reportable segments, Hospitality and Government.  The Hospitality segment offers integrated solutions to the hospitality industry which include hardware platforms and software applications utilized at restaurants, resorts, hotels and spas.  In addition, the Company also provides technology to support food safety compliance and task management capabilities for retailers, grocers and restaurants.  The Company’s Hospitality segment offers customer support including field service, installation, twenty-four hour telephone support and depot repair.  The Government segment delivers technical expertise in Intelligence, Surveillance & Reconnaissance advanced systems and software solutions to the Federal Government and also provides communications and information technology support services to the United States Department of Defense.  Intersegment sales and transfers are not significant.

Information noted as “Other” primarily relates to the Company’s corporate, home office operations.

Information as to the Company's segments is set forth below.  Amounts below exclude discontinued operations.

	(in thousands)
	For the three months ended June 30,	For the three months ended June 30,	For the six months ended June 30,	For the six months ended June 30,
	2014	2013	2014	2013
Revenues:
Hospitality	$37,873	$37,571	$70,715	$77,507
Government	19,529	21,945	43,228	48,683
Total	$57,402	$59,516	$113,943	$126,190

Operating income (loss) from continuing operations:
Hospitality	$(1,765)	$(971)	$(3,826)	$(2,693)
Government	962	1,475	2,449	2,697
Other	(210)	(245)	(750)	(920)
	(1,013)	259	(2,127)	(916)
Other income, net	406	255	328	221
Interest expense	(25)	(13)	(42)	(26)
Income (loss) from continuing operations before provision for income taxes	$(632)	$501	$(1,841)	$(721)

Depreciation and amortization:
Hospitality	$749	$687	$1,494	$1,056
Government	12	10	25	22
Other	70	15	142	178
Total	$831	$712	$1,661	$1,256

Capital expenditures:
Hospitality	$767	$1,258	$2,208	$2,030
Government	-	-	26	-
Other	349	-	463	73
Total	$1,116	$1,258	$2,697	$2,103

Revenues by geographic area:
United States	$49,771	$49,151	$99,326	$107,165
Other Countries	7,631	10,365	14,617	19,025
Total	$57,402	$59,516	$113,943	$126,190

The following table represents identifiable assets by business segment:

	(in thousands)
	June 30,	December 31,
	2014	2013
Identifiable assets:
Hospitality	$85,257	$81,386
Government	9,175	16,936
Other	26,316	19,186
Total	$120,748	$117,508

The following table represents identifiable assets by geographic area based on the location of the assets:

	2014	2013
United States	$103,066	$99,937
Other Countries	17,682	17,571
Total	$120,748	$117,508

The following table represents Goodwill by business segment:

	(in thousands)
	June 30,	December 31,
	2014	2013
Hospitality	$6,116	$6,116
Government	736	736
Total	$6,852	$6,852

Customers comprising 10% or more of the Company's total revenues are summarized as follows:

	For the Three Months Ended June 30,	For the three Months Ended June 30,	For the six Months Ended June 30,	For the six Months Ended June 30,
	2014	2013	2014	2013
Hospitality segment:
McDonald’s Corporation	16%	20%	15%	16%
Yum! Brands, Inc.	17%	16%	14%	15%
Government segment:
U.S. Department of Defense	34%	37%	38%	39%
All Others	33%	27%	33%	30%
	100%	100%	100%	100%

Item 2:	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

PAR’s products sold in the Hospitality segment are utilized in a wide range of applications by thousands of customers.  The Company faces competition across all of its markets within the Hospitality segment, competing on the basis of product design, features and functions, quality and reliability, price, customer service, and delivery capability.  PAR's continuing strategy is to provide complete integrated technology solutions with industry leading customer service in the markets in which it participates.  PAR conducts its research and development efforts to create innovative technology offerings that meet and exceed customer requirements and also have a high probability for broader market appeal and success.

Within the Hospitality businesses PAR continues to focus on building a diversified customer base through our investment in new hardware, software and solution offerings.  This diversification is a key component to PAR building recurring and subscription based revenue that will result in a more consistent financial performance for PAR.  One of PAR’s primary initiatives to achieve diversification is the continued penetration of the grocery and retail market through deployments of the Company’s SureCheck® product for food safety and task management applications.  Entering these markets allows PAR to be more versatile within its customer base, which helps in mitigating revenue volatility that may be created given the timing of product deployments with major Restaurant customers.  In addition, PAR continues to expand its worldwide third-party distribution channels through the addition of new partners and leveraging current relationships.

The Quick Serve Restaurant (QSR) market, PAR's primary market, continues to perform well for the majority of large, international companies, despite worldwide macroeconomic uncertainty.  However, the Company has seen an impact of these economic conditions on smaller, regional QSR organizations, whose business is slowing because of the continued lack of consumer confidence in certain regions.   These conditions could have a material adverse impact on the Company's estimates, specifically the fair value of its assets related to its legacy products. The Company is continues to assess the alignment of its product and service offerings to support improved operational efficiency and profitability going forward.

The Hotel/Resort/Spa technology business within the Hospitality segment provides PAR with an opportunity to grow recurring software revenues associated with property management applications.  PAR is growing its installation base with deployments of ATRIO®, the next generation cloud-based property management software for this market.  With ATRIO’s “purpose-built” cloud design, the Company can leverage the benefits and dramatic cost reductions that have occurred in cloud computing over the last four years.  This design provides PAR with a competitive advantage when compared to on premise, server-based, property management solutions as well as solutions that use remote data centers.  Other advantages to PAR's true cloud computing design include inherent benefits ranging from automated backup and recovery, real-time system health monitoring, and rapid global deployment options.  In addition to progress with ATRIO, PAR continues to experience success with its SMS|Host® and SpaSoft® software applications as new properties were added during the quarter.

Approximately 38% of the Company's revenues are generated by PAR's Government business. The focus of the Company’s Government business is to expand its technical services and ISR solutions business lines. Through outstanding performance of existing service contracts and investment in business development capabilities, the Company is able to consistently secure the renewal of expiring contracts, extend existing contracts, and secure additional new business.  With its intellectual property and investment in new technologies, the Company provides solutions to the U.S. Department of Defense and other federal agencies with systems integration, products and highly-specialized services.  The general uncertainty in U.S. defense total workforce policies (military, civilian and contract), procurement cycles and specific areas of spending levels for the next several years, may impact the performance of this business.

Results of Operations —

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

PAR reported revenues of $57.4 million for the quarter ended June 30, 2014, a decrease of 3.6% from the $59.5 million reported for the quarter ended June 30, 2013.  PAR reported net loss from continuing operations of $519,000 or $0.03 per share for the second quarter of 2014 versus a net income from continuing operations of $248,000 or $0.02 per share for the same period in 2013.  During the second quarter of 2013, PAR reported a net loss from discontinued operations of $191,000.

Product revenues were $23.0 million for the quarter ended June 30, 2014, an increase of 3.1% from the $22.3 million recorded in 2013.  This increase was primarily driven by an increase in sales made through our worldwide dealer network, which increased 48% on a year over year basis.  This increase was partially offset by a decrease in revenue from McDonald’s international, resulting from the completion of a large rollout in 2013.

Service revenues were $14.9 million for the quarter ended June 30, 2014, a decrease of 2.6% from the $15.3 million reported for the same period in 2013.  The decrease is mostly the result of a decline in field service revenue as certain customers transitioned to alternative service support delivery models.

Contract revenues were $19.5 million for the quarter ended June 30, 2014, compared to $21.9 million reported for the same period in 2013, a decrease of 11%.  This decrease is mostly driven by the timing of task orders on the Company's ISR systems integration contracts with the U.S. Army.

Product margins for the quarter ended June 30, 2014 were 31.3%, a decrease from 33.3% for the same period in 2013.  During the quarter, the Company experienced an unfavorable product mix in sales of our hardware offerings, offset by increased software sales.

Service margins were 27.4% for the quarter ended June 30, 2014; a decrease from the 28.8% recorded for the same period in 2013.  The decrease is a result of unfavorable service revenue mix during the quarter.

Contract margins were 5.3% for the quarter ended June 30, 2014, compared to 7.4% for the same period in 2013.  This decrease was due to favorable modifications of certain contracts during 2013 that did not recur in 2014.  The most significant components of contract costs in 2014 and 2013 were labor and fringe benefits.  For the second quarter of 2014, labor and fringe benefits were $9.4 million or 51% of contract costs compared to $9.8 million or 48.5% of contract costs for the same period in 2013.  This increase in percentage is mostly attributable to the lower amount of subcontract revenue associated with the Company's ISR systems integration contract with the U.S. Army in 2014.

Selling, general and administrative expenses were remained flat at $9.5 million for both periods ending June 30, 2014.  While the Company has reduced its overall general and administrative expense during the quarter, this reduction was offset by an increase in sales and marketing expenses associated with its Hospitality businesses.

Research and development expenses were $3.8 million for the quarter ended June 30, 2014, relatively flat from the $3.7 million recorded for the same period in 2013.  This slight increase was primarily related to increased software development costs for products within the Hospitality segment.

Other income, net was $406,000 for the quarter ended June 30, 2014 compared to $255,000 for the same period in 2013.  Other income/expense primarily includes unrealized gains/losses on the Company's investments, market value fluctuations of the Company's deferred compensation plan, rental income, strategic product development partnerships, and foreign currency gains and losses.  The income in 2014 is primarily due to foreign currency gains and higher rental income.  The income in 2013 was primarily related to strategic product development partnerships within the Company's Hospitality businesses and a lower fair value adjustment with respect to the Company's deferred compensation plan.

Interest expense represents interest charged on the Company's short-term borrowings and from long-term debt.  Interest expense was $25,000 for the quarter ended June 30, 2014 as compared to $13,000 for the same period in 2013.  This increase is associated with higher outstanding borrowing in 2014 as compared to the same period in 2013.

For the three months ended June 30, 2014, the Company's effective income tax benefit was 17.9%, compared to 50% for the same period in 2013.  The  variances from the federal statutory rate for 2014 and 2013  were due to the mix of projected taxable income from the Company's domestic and foreign jurisdictions expected for full year fiscal 2014 and 2013.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

PAR reported revenues of $113.9 million for the six months ended June 30, 2014, a decrease of 9.7% from the $126.2 million reported for the same period in 2013.  PAR reported a net loss from continuing operations of $1.5 million or $0.10 loss per share for the six months ended June 30, 2014 versus net loss of $121,000 or $0.01 loss per share for the same period in 2013.  During the six months end June 30, 2013, PAR reported a net loss from discontinued operations of $206,000 or $0.01 per share.

Product revenues were $41.5 million for the six months ended June 30, 2014, a decrease of 10% from the $46.2 million recorded in 2013.  This decrease was primarily the result of decreased sales to major accounts as large rollouts were completed in fiscal 2013.  Partially offsetting this decrease was an increase in sales of hardware and software solutions sold through our third party distribution channels, which increased by 35% as compared to 2013.

Service revenues were $29.2 million for the six months ended June 30, 2014, a decrease from the $31.3 million reported for the same period in 2013.  The primary contributor of the decrease was the decline in installation revenue due to lower volume of product deployments.

Contract revenues were $43.2 million for the six months ended June 30, 2014, a decrease of 11.2% compared to $48.7 million reported for the same period in 2013.  This decrease is mostly attributable to the Company’s Intelligence, Surveillance, and Reconnaissance (ISR) systems integration contracts with the U.S. Army.

Product margins for the six months ended June 30, 2014 were 30.9%, a decrease from 32.2% for the same period in 2013.  This decrease was driven by an unfavorable hardware mix offset by increased software sales during the year.

Service margins were 30.1% for the six months ended June 30, 2014, an increase from the 28.3% recorded for the same period in 2013.  The increase is primarily the result of improved margins within our depot repair and installation operations.

Contract margins were 6.2% for the six months ended June 30, 2014, compared to 5.9% for the same period in 2013.  This increase was due to favorable performance on fixed price contracts due to favorable modifications, partially offset by investments in the Company's ISR technologies. The most significant components of contract costs in 2014 and 2013 were labor and fringe benefits.  For the first six months ended June 2014, labor and fringe benefits were $19.3 million or 47% of contract costs compared to $20.3 million or 44% of contract costs for the same period in 2013.  This increase in percentage is mostly attributable to lower subcontract pass through revenue associated with the Company’s new ISR systems integration contract with the U.S. Army.

Selling, general and administrative expenses for the six months ended June 30, 2014 were $18.8 million, a decrease compared to $19.7 million recorded for the same period in 2013.  The decrease is attributable to costs primarily incurred from separation and litigation related matters that were resolved during 2013.

Research and development expenses were $7.6 million for the six months ended June 30, 2014, a slight decrease from the $7.8 million recorded for the same period in 2013.  This decrease was associated with reduced software development costs associated with the Company's Hospitality software products.

Other income was $328,000 for the six months ended June 30, 2014 compared to income of $221,000 for the same period in 2013.  Other income/expense primarily includes unrealized gains/losses on the Company’s investments, market value fluctuations of the Company’s deferred compensation plan, rental income, strategic product development partnerships, and foreign currency gains and losses.  The income in 2014 is primarily due to foreign currency gains.  The income in 2013 was primarily due to income related to strategic product development partnerships within the Company’s Hospitality business and lower market volatility within the deferred compensation plan.

Interest expense primarily represents interest charged on the Company’s short-term borrowing requirements from banks and from long-term debt.  Interest expense was $42,000 for the six months ended June 30, 2014 as compared to $26,000 for the same period in 2013.  This increase is associated with higher outstanding borrowing in 2014 as compared to the same period in 2013.

For the six months ended June 30, 2014, the Company’s effective income tax benefit was 18%, compared to a benefit of 83% for the same period in 2013.  This variance from the federal statutory rate was due to the mix of projected taxable income from the Company's domestic and foreign jurisdictions expected for full year fiscal 2014.  The variance from the federal statutory rate in 2013 was due to a benefit of $410,000 received in connection with the American Taxpayer Relief Act of 2012 that was signed into law in January 2013.  The credit related to retroactive tax relief for certain tax law provisions that expired in 2012.  Because the legislation was signed into law after the end of PAR’s 2012 fiscal year, the retroactive effects of the bill will be reflected in the first quarter of 2013.  Excluding the retroactive application of this credit, the Company’s expected effective federal rate is 26%.  This remaining variance from the federal statutory rate was due to the mix of projected taxable income from the Company’s domestic and foreign jurisdictions.

Liquidity and Capital Resources

The Company's primary sources of liquidity have been cash flow from operations and its bank line of credit.  Cash generated from operating activities of continuing operations was $5.8 million for the six months ended June 30, 2014 compared to cash used in operating activities of $7.3 million for the same period in 2013.

In 2014, cash generated in operations was mostly due to the add back of non-cash charges and changes in working capital, primarily associated with increases in deferred revenue based on timing of billings for our service contracts offset by increases in accounts receivable due to the timing of product sales and contract billing.  Cash was also generated by a decrease in inventory associated with the timing of deployments to customers.  In 2013, cash was used in operations due to the Company's net loss and change in working capital requirements, primarily associated with an increase in inventory due to the Company's transition of its hardware product lines, decreases in accrued expenses and accounts payable from timing of payments made to vendors, specifically for inventory purchases and timing of payments associated with the Company's ISR contract with the U.S. Government.   This was partially offset by the add back of non-cash charges, as well as an increase in deferred service revenue due to the timing of customer service contracts.

Cash used in investing activities from continuing operations was $2.7 million for the six months ended June 30, 2014 versus $2.1 million for the same period in 2013.  In 2014, capital expenditures of $1.2 million were primarily for capital improvements made to the Company’s leased properties as well as purchases of computer equipment associated with the Company’s software support service offerings.  Capitalized software was $1.5 million and was associated with investments for various Hospitality software platforms.  In 2013, capital expenditures of $477,000 were primarily for tooling related to the Company's hardware products, as well as for purchases of office and computer equipment.  Capitalized software was $1.6 million and was associated with investments for various Hospitality software platforms.

Cash used in financing activities from continuing operations was $79,000 for the six months ended June 30, 2014 versus $24,000 in 2013.  In 2014, the Company decreased its long-term debt by $82,000.  In 2013, the Company decreased its long-term debt by $78,000 offset by stock option proceeds of $54,000.

On June 5, 2014, the Company executed an amendment to its existing credit facility to provide for the renewal of this facility through June 2017, with terms generally consistent to those of its prior facility.  This facility provides the Company with capital of up to $20 million (with the option to increase to $30 million) in the form of a revolving line of credit.  This agreement allows the Company, at its option, to borrow funds at the LIBOR rate plus the applicable interest rate spread or at the bank's prime lending rate (3.25% at June 30, 2014).  At June 30, 2014, the Company did not have any outstanding balance on this line of credit.  The weighted average interest rate paid by the Company was approximately 2.5% during fiscal year 2014.  This agreement contains certain loan covenants including leverage and fixed charge coverage ratios.   The Company was in compliance with these covenants at June 30, 2014.  This credit facility is secured by certain assets of the Company.

In addition to the credit facility described above, the Company has a $1.0 million mortgage loan, collateralized by certain real estate.  This mortgage matures on November 1, 2019.  The Company's fixed interest rate is currently 4.05% through October 1, 2014.  Beginning on October 1, 2014 and through the maturity date of the loan, the fixed rate will be converted to a new rate equal to the then-current five year fixed advanced rate charged by the New York Federal Home Loan bank, plus 225 basis points.  The annual mortgage payment including interest through October 1, 2014 totals $207,000.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In May 2014, the Financial Accounting Standards Board (FASB) amended the existing accounting standards for revenue recognition. The amendments are based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. Adoption of the amendments is required in the first quarter of fiscal 2017. Early adoption is not permitted. The amendments may be applied retrospectively to each prior period presented or with the cumulative effect recognized as of the date of initial application. PAR is currently evaluating the impact of these amendments and the transition alternatives on PAR's financial statements.

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

Recently Adopted Accounting Pronouncements

In July 2013, the FASB issued guidance eliminating diversity in practice surrounding the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The new guidance requires entities to net an unrecognized tax benefit with a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if the carryforward would be used to settle additional tax due upon disallowance of a tax position. The amendment is effective for fiscal periods beginning after December 15, 2013 with early adoption permitted. The adoption of this amendment on January 1, 2014 did not have a significant impact on the Company's financial position or results of operations.

In March 2013, the FASB clarified that, when a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity, the parent is required to release any related cumulative translation adjustment into net income. The cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. The FASB also clarified that if a business combination is achieved in stages related to a previously held equity method investment (step-acquisition) that is a foreign entity, the amount of accumulated other comprehensive income that is reclassified and included in the calculation of gain or loss as of the acquisition date shall include any foreign currency translation adjustment related to that previously held investment. The amendments are effective prospectively for fiscal years beginning after December 15, 2013, with early adoption permitted. The adoption of this amendment on January 1, 2014 did not have a significant impact on the Company's financial position or results of operations.

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

Critical Accounting Policies

In our Annual Report on Form 10-K for the year ended December 31, 2013, the Company disclosed accounting policies, referred to as critical accounting policies, that require management to use significant judgment or that require significant estimates.  Management regularly reviews the selection and application of our critical accounting policies.  There have been no updates to the critical accounting policies contained in our Annual Report on Form 10-K for the year ended December 31, 2013.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

INFLATION

Inflation had little effect on revenues and related costs during the three and six months ended June 30, 2014.  Management anticipates that margins will be maintained at acceptable levels to minimize the effects of inflation, if any.

INTEREST RATES

As of June 30, 2014, the Company does not have any variable debt.  As such, the Company believes that an adverse change in interest rates of 100 basis points would not have a material impact on our business, financial condition, results of operations or cash flows.

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

Based on an evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2014, the end of the period covered by this Quarterly Report on Form 10-Q (the "Evaluation Date"), conducted under the supervision of and with the participation of the Company's chief executive officer and principal financial officer, such officers have concluded that the Company's disclosure controls and procedures, which are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and designed to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is accumulated and communicated to management including the chief executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosures, are effective as of the Evaluation Date.

(b)	Changes in Internal Control over Financial Reporting.

There was no change in the Company's internal controls over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, such internal controls over financial reporting.

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

On May 29, 2014, PAR Technology Corporation furnished a report on Form 8-K pursuant to Item 3.01 (a)(b) (Notice of Delisting or Failure to Satisfy a Continued Listing Rule or Standard; Transfer of Listing.) indicating that as of May 22, 2014 the Company did not satisfy the continued listing standards of the Exchange set forth I the NYSE Listed Company Manual (the “Manual”).

On May 29, 2014, PAR Technology Corporation furnished a report on Form 8-K pursuant to Item 5.03 (a) (Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year) indicating on March 11, 2014, the Board of Directors of PAR Technology Corporation (the “Corporation”) duly adopted resolutions setting forth a proposed amendment of the Corporation’s Certificate of Incorporation and By-Laws to de-classify the Board.

On May 29, 2014, PAR Technology Corporation furnished a report on Form 8-K pursuant to Item
5.07 (Submission of Matters to a Vote of Security Holders) of that Form relating to the annual meeting of the shareholders held on May 22, 2014 and the shareholders ratified the PAR Technology Corporation 2005 Equity Incentive Plan to reserve an additional 500,000 shares of the Company's common stock for issuance under the Plan.  Also approved the adoption of amendments to the Corporation’s Certificate of Incorporation and By-Laws to declassify the Board of Directions and approved, on an advisory base, the compensation paid to the Corporation’s Named Executive Officers.

On May 1, 2014, PAR Technology Corporation furnished a report on Form 8-K pursuant to Item 2.02 (Results of Operations and Financial Condition) of that Form relating to its financial information for the quarter ended June 30, 2014, as presented in the press release of May 1, 2013 and furnished thereto as an exhibit.

Item 6.	Exhibits

List of Exhibits

Exhibit No.	Description of Instrument

10.1	AMENDMENT NO. 3 TO AMENDED AND RESTATED CREDIT AGREEMENT

31.1	Certification of Chief Executive Officer & President Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Vice President, Controller & Chief Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

PAR TECHNOLOGY CORPORATION
(Registrant)

Date: August 8, 2014

/s/STEVEN M. MALONE
Steven M. Malone
Vice President, Controller & Chief Accounting Officer

Exhibit Index

Exhibit No.	Description of Instrument	Sequential Page Number

10.1	AMENDMENT NO. 3 TO AMENDED AND RESTATED CREDIT AGREEMENT

31.1	Certification of Chief Executive Officer & President Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	E-1

31.2	Certification of Vice President, Controller & Chief Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	E-2

32.1
Certification of Chief Executive Officer & President and Vice President, Controller & Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
E-3