Form 10-Q
period 2014-09-30
PAR TECHNOLOGY CORP
filed 2014-11-14
CIK 708821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2014.  Commission File Number 1-9720
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
Yes ☐ No  ☒

The number of shares outstanding of registrant's common stock, as of November 1, 2014 – 15,545,074 shares.

FORM 10-Q

PART I
FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	For the three months ended September 30,	For the three months ended September 30,	For the nine months ended September 30,	For the nine months ended September 30,
	2014	2013	2014	2013
Net revenues:
Product	$22,018	$22,673	$63,563	$68,846
Service	14,141	14,697	43,311	46,031
Contract	20,132	18,168	63,360	66,851
	56,291	55,538	170,234	181,728
Costs of sales:
Product	14,160	15,492	42,878	46,806
Service	10,088	11,042	30,472	33,498
Contract	18,791	16,649	59,358	62,440
	43,039	43,183	132,708	142,744
Gross margin	13,252	12,355	37,526	38,984
Operating expenses:
Selling, general and administrative	9,379	8,616	28,155	28,315
Research and development	4,017	3,730	11,642	11,576
Amortization of identifiable intangible assets	31	-	31	-
	13,427	12,346	39,828	39,891
Operating income (loss) from continuing operations	(175)	9	(2,302)	(907)
Other income (expense) net	(20)	152	308	373
Interest expense	(21)	(16)	(63)	(42)
Income (loss) from continuing operations before benefit for income taxes	(216)	145	(2,057)	(576)
Benefit for income taxes	107	300	440	900
Income (loss) from continuing operations	(109)	445	(1,617)	324
Discontinued operations
Loss on discontinued operations (net of tax)	-	(5)	-	(211)
Net Income (loss)	$(109)	$440	$(1,617)	$113
Basic Earnings per Share:
Income (loss) from continuing operations	(0.01)	0.03	(0.10)	0.02
Loss from discontinued operations	-	(0.00)	-	(0.01)
Net income (loss)	$(0.01)	$0.03	$(0.10)	$0.01
Diluted Earnings per Share:
Income (loss) from continuing operations	(0.01)	0.03	(0.10)	0.02
Loss from discontinued operations	-	(0.00)	-	(0.01)
Net income (loss)	$(0.01)	$0.03	$(0.10)	$0.01
Weighted average shares outstanding
Basic	15,577	15,405	15,498	15,228
Diluted	15,577	15,446	15,498	15,253

See accompanying notes to consolidated financial statements

PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	For the three months ended September 30,	For the three months ended September 30,	For the nine months ended September 30,	For the nine months ended September 30,
	2014	2013	2014	2013
Net income (loss)	$(109)	$440	$(1,617)	$113
Other comprehensive income (loss) net of applicable tax:
Foreign currency translation adjustments	(172)	150	(257)	(299)
Comprehensive income (loss)	$(281)	$590	$(1,874)	$(186)

See accompanying notes to consolidated financial statements

PAR TECHNOLOGY CORPORATIONAND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

Assets	September 30, 2014	December 31, 2013
Current assets:
Cash and cash equivalents	$10,269	$10,015
Accounts receivable-net	31,272	30,688
Inventories-net	25,518	24,465
Income tax refund	434	-
Deferred income taxes	5,034	3,747
Other current assets	4,239	3,418
Total current assets	76,766	72,333
Property, plant and equipment - net	6,034	5,494
Deferred income taxes	14,236	15,083
Goodwill	14,157	6,852
Intangible assets - net	23,084	15,071
Other assets	2,893	2,675
Total Assets	$137,170	$117,508
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$3,171	$166
Borrowings under line of credit	5,982	-
Accounts payable	18,797	17,200
Accrued salaries and benefits	6,421	6,663
Accrued expenses	3,926	2,701
Customer deposits	1,173	1,071
Deferred service revenue	14,433	12,170
Income taxes payable	-	185
Total current liabilities	53,903	40,156
Long-term debt	7,183	918
Other long-term liabilities	3,724	3,714
Total liabilities	64,810	44,788
Commitments and contingencies
Shareholders’ Equity:
Preferred stock, $.02 par value, 1,000,000 shares authorized	-	-
Common stock, $.02 par value, 29,000,000 shares authorized; 17,253,183 and 17,301,925 shares issued; 15,545,074 and 15,593,816 outstanding	345	344
Capital in excess of par value	44,633	43,635
Retained earnings	33,499	35,116
Accumulated other comprehensive loss	(281)	(539)
Treasury stock, at cost, 1,708,109 shares	(5,836)	(5,836)
Total shareholders’ equity	72,360	72,720
Total Liabilities and Shareholders’ Equity	$137,170	$117,508

See accompanying notes to consolidated financial statements

PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

(In Thousands)	For the nine months ended September 30,
Cash flows from operating activities:	2014	2013
Net income (loss)	$(1,617)	$113
Loss from discontinued operations	-	211
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,531	2,005
Provision for bad debts	236	385
Provision for obsolete inventory	1,870	1,877
Equity based compensation	987	(85)
Deferred income tax	(440)	(1,008)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(820)	3,482
Inventories	(2,923)	(1,004)
Income tax receivable/payable	(619)	(1,009)
Other current assets	(929)	(526)
Other assets	(216)	605
Accounts payable	1,598	(8,702)
Accrued salaries and benefits	(242)	6
Accrued expenses	1,225	(2,295)
Customer deposits	102	(441)
Deferred service revenue	2,263	1,191
Other liabitilies	10	563
Net cash provided by (used in) operating activities-continuing operations	3,016	(4,632)
Net cash used in operating activities-discontinued operations	-	(396)
Net cash provided by (used in) operating activities	3,016	(5,028)
Cash flows from investing activities:
Capital expenditures	(1,633)	(762)
Capitalization of software costs	(2,257)	(3,216)
Payments for acquisition	(5,000)	-
Net cash used in investing activities	(8,890)	(3,978)
Cash flows from financing activities:
Payments of long-term debt	(129)	(119)
Proceeds from other borrowings	5,982	-
Proceeds from the exercise of stock options	13	52
Net cash used in financing activities	5,866	(67)
Effect of exchange rate changes on cash and cash equivalents	262	(300)
Net increase (decrease) in cash and cash equivalents	254	(9,373)
Cash and cash equivalents at beginning of period	10,015	19,475
Cash and cash equivalents at end of period	10,269	10,102
Less cash and equivalents of discontinued operations at end of period	-	-
Cash and equivalents of continuing operations at end of period	$10,269	$10,102

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	63	42
Income taxes, net of (refunds)	592	1,034

See accompanying notes to consolidated financial statements

PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Summary of Significant Accounting Policies

The accompanying unaudited interim consolidated financial statements have been prepared by PAR Technology Corporation (the “Company” or “PAR”) in accordance with U.S. generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements.  Accordingly, these interim financial statements do not include all information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of the Company, such unaudited statements include all adjustments (which comprise only normal recurring accruals) necessary for a fair presentation of the results for such periods.  The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results of operations to be expected for any future period.  The consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2013 included in the Company’s December 31, 2013 Annual Report to the Securities and Exchange Commission on Form 10-K.

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

Note 2 — Acquisition

On September 18, 2014, PAR Technology Corporation (the "Company") and its wholly-owned subsidiary, ParTech, Inc. ("ParTech"), entered into and closed a definitive agreement with Brink Software Inc. ("Brink") and all the shareholders of Brink pursuant to which ParTech has purchased the equity interest of Brink in a two-step closing.  The guaranteed portion of the purchase price for Brink’s shares will total $10 million in cash, which is payable over a period of three years with $5.0 million paid at closing, $3.0 million payable on the first year anniversary of close, and $2.0 million payable on the second year anniversary of close.  In addition to the guaranteed payments, there is a contingent consideration of up $7.0 million payable to Brink based on the achievement of certain conditions as defined in the definitive agreement.

The agreement also provides for up to $1.0 million of the purchase price to be delivered into escrow if one or more claims arise within the first twelve months of the transaction. Such escrow will serve as a source of payment for any indemnification obligations that may arise.

The Company is currently assessing the methodologies available to calculate the purchase price allocation based on the fair value of assets acquired.  In determining the purchase price allocation, the Company will consider, among other factors, market participants’ intentions to use the acquired assets and the historical and estimated future demand for the acquired Brink POS cloud based point of sale application.  As of September 30, 2014, the Company recorded preliminary fair value estimates of its purchase price allocation and will adjust the allocations in future periods when the fair value assessments are finalized.  As of September 18, 2014, based on initial fair value estimates, the Company recorded an aggregate purchase price of $14.4 million, including a cash payment of $5.0 million, net of cash acquired of $184,000, plus additional estimated cash payments of $9.4 million, which represents the estimated fair value of the remaining consideration.

The total aggregate purchase price of $14.4 million was allocated based on preliminary fair value estimates. Negative working capital of $108,000 was acquired, preliminary goodwill recorded from the acquisition was approximately $7.3 million and amortizable intangible assets of $7.2 million. These amounts will be adjusted based on finalization of the fair value assessments. The intangible assets are being amortized either on a straight line basis or an economic consumption basis, which is consistent with the pattern that the economic benefits of the intangible assets are expected to be utilized based on the estimated cash flows generated from such assets. The Company recognized approximately $31,000 of amortization expense related to the amortizable intangible assets at September 30, 2014 based on the aforementioned estimates.

The contingent purchase price maximum of $7 million can be earned through fiscal year 2018, based upon the achievement of certain conditions as defined in the definitive agreement. The estimated fair value of this contingent consideration, representing the preliminary fair value estimate, was approximately $4.5 million and is included within our non-current liabilities in PAR’s consolidated balance sheet. The preliminary fair value estimate recorded at September 30th, 2014, may change based on the final valuation of the contingent consideration as the Company finalizes its estimate.

In addition, subsequent to finalizing the fair value of the contingent consideration, any changes in the estimate will be recorded as acquisition related, and will be reflected within the Company’s consolidated statement of operations until the consideration period is completed. The fair value of the contingent consideration payable was estimated using a discounted cash flow method, with significant inputs that are not observable in the market and thus represents a Level 3 fair value measurement as defined in the FASB’s Accounting Standards Codification (ASC) 820, Fair Value Measurements and Disclosures. The significant inputs in the Level 3 measurement not supported by market activity included our probability assessments of expected future cash flows related to the Company’s acquisition of Brink during the contingent consideration period, appropriately discounted considering the uncertainties associated with the obligation, and calculated in accordance with the terms of the definitive agreement.

The Company has recognized transaction, integration, and other acquisition related costs of approximately $91,000 through September 30, 2014, which have been recorded within sales, general, and administration expense within the Company’s Consolidated Statements of Operations. Additionally, the results of operations of the Brink acquisition is reported in the Company’s consolidated results of operations of the Company from the date of acquisition, which is not deemed material at September 30, 2014.

Note 3 — Accounts Receivable

	(in thousands)
	September 30, 2014	December 31, 2013
Government segment:
Billed	$10,451	$16,932
Advanced billings	(1,480)	(4,335)
	8,971	12,597
Hospitality segment:
Accounts receivable - net	22,301	18,091
	$31,272	$30,688

At September 30, 2014 and December 31, 2013, the Company had recorded allowances for doubtful accounts of $561,000, respectively, against Hospitality accounts receivable.

Note 4 — Inventories

Inventories are primarily used in the manufacture and service of Hospitality products.  The components of inventory consist of the following:

	(in thousands)
	September 30, 2014	December 31, 2013
Finished Goods	$13,237	$12,033
Work in process	441	297
Component parts	4,175	3,558
Service parts	7,665	8,577
	$25,518	$24,465

Note 5 — Identifiable intangible assets

The Company’s identifiable intangible assets represent intangible assets acquired from the Brink acquisition as well as internally developed software costs.  The Company capitalizes certain costs related to the development of computer software sold by its Hospitality segment. Software development costs incurred prior to establishing technological feasibility are charged to operations and included in research and development costs in the period the costs are incurred.  Software development costs incurred after establishing technological feasibility (as defined within ASC 985-20) are capitalized and amortized on a product-by-product basis when the product is available for general release to customers.  Software costs capitalized during the three months and nine months ended September 30, 2014 were $732,000 and $2,257,000, respectively.  Software costs capitalized during the three and nine months ended September 30, 2013 were $1,590,000 and $3,216,000, respectively.

Annual amortization, charged to cost of sales when the product is available for general release to customers, is computed using the greater of (a) the straight-line method over the remaining estimated economic life of the product, generally three to seven years or (b) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product. Amortization of capitalized software costs for the three and nine months ended September 30, 2014 were $477,000 and $1,411,000, respectively.  Amortization for the three and nine months ended September 30, 2013 were $402,000 and $894,000, respectively.

The amortization related to the intangible assets acquired from the Brink acquisition represented $31,000 during the three and nine months ended September 30, 2014.  There was no amortization of prior acquisitions recorded for the three and nine months ended September 30, 2013.

The components of identifiable intangible assets are:

	(in thousands)
	September 30, 2014	December 31, 2013
Acquired and internally developed software costs	$26,094	$16,640
Trademarks (non-amortizable)	1,800	1,800
	27,894	18,440
Less accumulated amortization	(4,810)	(3,369)
	$23,084	$15,071

The expected future amortization of these intangible assets assuming straight-line amortization of capitalized software costs and acquisition related intangibles is as follows, noting the amounts below are subject to change based on finalization of fair value assessment estimates (in thousands):

2014	$782
2015	3,445
2016	3,414
2017	3,313
2018	3,211
Thereafter	7,119
Total	$21,284

Note 6 — Stock Based Compensation

The Company applies the fair value recognition provisions of ASC Topic 718 Stock-Based Compensation.  The Company recorded stock based compensation of $185,000 and $987,000 for the three and nine months ended September 30, 2014, respectively.  Total stock-based compensation expense included within operating expenses for the three and nine months ended September 30, 2013 was $197,000 and a net benefit of $85,000, respectively.  At September 30, 2014, the unrecognized compensation expense related to non-vested equity awards was $1,363,000 (net of estimated forfeitures), which is expected to be recognized as compensation expense in fiscal years 2014 through 2017.

During the first nine months of 2014, the Company granted a total of 235,000 equity awards to various employees as recommended by the Company’s Compensation Committee and approved by its Board of Directors, under the 2005 Equity Incentive Plan.  Included within the equity grants were approximately 105,000 performance based restricted stock awards which vest upon the achievement of Business Unit and Consolidated financial goals relative to fiscal years 2014 through 2016.  These equity awards are forfeited if the performance conditions are not achieved for each fiscal year.  For the three and nine month period ended September 30, 2014, the Company recognized compensation expense related to the performance awards based on its estimate of the probability of achievement in accordance with ASC Topic 718.

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

For the three and nine months ended September 30, 2014 there was no anti-dilutive stock options outstanding as the Company reported a net loss for both periods.  For the three and nine months ended September 30, 2013, there were 418,000 and 530,000, respectively, anti-dilutive stock options outstanding.

The following is a reconciliation of the weighted average shares outstanding for the basic and diluted EPS computations (in thousands, except per share data):

	For the three months ended September 30,	For the three months ended September 30,
	2014	2013
Income (loss) from continuing operations	$(109)	$445

Basic:
Shares outstanding at beginning of period	15,590	15,401
Weighted average shares issued during the period, net	(13)	4
Weighted average common shares, basic	15,577	15,405
Earnings from continuing operations per common share, basic	$(0.01)	$0.03
Diluted:
Weighted average common shares, basic	15,577	15,405
Dilutive impact of stock options and restricted stock awards	-	41
Weighted average common shares, diluted	15,577	15,446
Earnings from continuing operations per common share, diluted	$(0.01)	$0.03

	For the nine months ended September 30,	For the nine months ended September 30,
	2014	2013
Income (loss) from continuing operations	$(1,617)	$324

Basic:
Shares outstanding at beginning of period	15,473	15,210
Weighted average shares issued during the period, net	25	18
Weighted average common shares, basic	15,498	15,228
Earnings from continuing operations per common share, basic	$(0.10)	$0.02
Diluted:
Weighted average common shares, basic	15,498	15,228
Dilutive impact of stock options and restricted stock awards	-	25
Weighted average common shares, diluted	15,498	15,253
Earnings from continuing operations per common share, diluted	$(0.10)	$0.02

Note 8 — Segment and Related Information

The Company’s reportable segments are strategic business units that have separate management teams and infrastructures that offer different products and services.

The Company has two reportable segments, Hospitality and Government.  The Hospitality segment offers integrated solutions to the hospitality industry which include hardware platforms and software applications utilized at restaurants, resorts, hotels and spas and includes the acquisition of Brink.  In addition, the Company also provides technology to support food safety compliance and task management capabilities for retailers, grocers and restaurants.  The Company’s Hospitality segment offers customer support including field service, installation, twenty-four hour telephone support and depot repair.  The Government segment delivers technical expertise in Intelligence, Surveillance & Reconnaissance advanced systems and software solutions to the Federal Government and also provides communications and information technology support services to the United States Department of Defense.  Intersegment sales and transfers are not significant.

Information noted as “Other” primarily relates to the Company’s corporate, home office operations.

Information as to the Company's segments is set forth below.  Amounts below exclude discontinued operations.

	(in thousands)
	For the three months ended September 30,	For the three months ended September 30,	For the nine months ended September 30,	For the nine months ended September 30,
	2014	2013	2014	2013
Revenues:
Hospitality	$36,159	$37,370	$106,874	$114,877
Government	20,132	18,168	63,360	66,851
Total	$56,291	$55,538	$170,234	$181,728

Operating income (loss) from continuing operations:
Hospitality	$(879)	$(1,304)	$(4,705)	$(3,997)
Government	1,256	1,411	3,705	4,108
Other	(552)	(98)	(1,302)	(1,018)
	(175)	9	(2,302)	(907)
Other income (expense), net	(20)	152	308	373
Interest expense	(21)	(16)	(63)	(42)
Income (loss) from continuing operations before provision for income taxes	$(216)	$145	$(2,057)	$(576)

Depreciation and amortization:
Hospitality	$791	$673	$2,285	$1,729
Government	12	11	37	33
Other	67	65	209	243
Total	$870	$749	$2,531	$2,005

Capital expenditures:
Hospitality	$1,031	$1,847	$3,269	$3,877
Government	10	28	36	28
Other	122	-	585	73
Total	$1,163	$1,875	$3,890	$3,978

Revenues by geographic area:
United States	$46,685	$44,805	$146,011	$151,972
Other Countries	9,606	10,733	24,223	29,756
Total	$56,291	$55,538	$170,234	$181,728

The following table represents identifiable assets by business segment:

	(in thousands)
	September 30, 2014	December 31, 2013
Identifiable assets:
Hospitality	$102,911	$81,386
Government	10,981	16,936
Other	23,278	19,186
Total	$137,170	$117,508

The following table represents identifiable assets by geographic area based on the location of the assets:

	(in thousands)
	September 30, 2013	December 31, 2013
United States	$118,765	$99,937
Other Countries	18,405	17,571
Total	$137,170	$117,508

The following table represents Goodwill by business segment:

	(in thousands)
	September 30, 2014	December 31, 2013
Hospitality	$13,421	$6,116
Government	736	736
Total	$14,157	$6,852

Customers comprising 10% or more of the Company's total revenues are summarized as follows:

	For the Three Months Ended September 30,	For the three Months Ended September 30,	For the nine Months Ended September 30,	For the nine Months Ended September 30,
	2014	2013	2014	2013
Hospitality segment:
McDonald’s Corporation	20%	25%	17%	19%
Yum! Brands, Inc.	10%	11%	13%	14%
Government segment:
U.S. Department of Defense	36%	33%	37%	37%
All Others	34%	31%	33%	30%
	100%	100%	100%	100%

Item 2:	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Within the Hospitality businesses PAR continues to focus on building a diversified customer base through the Company’s investment in new hardware, software and solution offerings.  This diversification is a key component to PAR’s strategy of enhancing the Company’s recurring and subscription based revenue that will result in a more consistent financial performance for PAR.  One of PAR’s primary initiatives to achieve this strategy is the continued penetration of the grocery and retail market through deployments of the Company’s SureCheck® product for food safety and task management applications.  Successful entry into these markets allows PAR to create a broader customer base, which assists in mitigating revenue volatility that can be associated with the timing of product deployments with major Restaurant customers.  In addition, PAR continues to expand its worldwide third-party distribution channels through the addition of new partners and leveraging current relationships.

The Quick Serve Restaurant (QSR) market, PAR's primary market, continues to perform well for the majority of large, international companies.  However, the Company has seen certain economic conditions impact smaller regional QSR organizations, whose business is slowing due to the continued lack of consumer confidence in those regions.   These conditions could have a material adverse impact on the Company's estimates, specifically the fair value of its assets related to its legacy products. The Company continues to assess the alignment of its product and service offerings to support improved operational efficiency and profitability going forward.

The Hotel/Resort/Spa technology business within the Hospitality segment provides PAR with an opportunity to grow recurring software revenues associated with property management applications.  PAR is growing its installation base with deployments of ATRIO®, the Company’s next generation cloud-based property management software developed for this market.  With ATRIO’s “purpose-built” cloud design, the Company is leveraging the benefits and dramatic cost reductions that have occurred in cloud computing over the last four years.  This design provides PAR with a competitive advantage when compared to on premise, server-based, property management solutions as well as solutions that are hosted in remote data centers.  Other advantages to PAR’s true cloud computing design include inherent benefits ranging from automated backup and recovery, real-time system health monitoring, and rapid global deployment options.  In addition to progress with ATRIO, PAR continues to experience success with its SMS|Host® and SpaSoft® software applications as new properties were added during the quarter.

Approximately 37% of the Company's revenues are generated by PAR’s Government business. The focus of the Company’s Government business is to expand its technical services and ISR solutions business lines. Through outstanding performance of existing service contracts and investment in business development capabilities, the Company is able to consistently secure the renewal of expiring contracts, extend existing contracts, and secure additional new business.  With its intellectual property and investment in new technologies, the Company provides solutions to the U.S. Department of Defense and other federal agencies with systems integration, products and highly-specialized services.  The general uncertainty in U.S. defense total workforce policies (military, civilian and contract), procurement cycles and specific areas of spending levels for the next several years, may impact the performance of this business.

Results of Operations —
Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

PAR reported revenues of $56.3 million for the quarter ended September 30, 2014, an increase of 1.4% from the $55.5 million reported for the quarter ended September 30, 2013.  PAR reported net loss from continuing operations of $109,000 or $0.01 per share for the third quarter of 2014 versus a net income from continuing operations of $445,000 or $0.03 per diluted share for the same period in 2013.  During the third quarter of 2013, PAR incurred a loss from discontinued operations of $5,000.

Product revenues were $22.0 million for the quarter ended September 30, 2014, a decrease of 2.9% from the $22.7 million recorded in 2013.  This decrease was primarily driven by lower revenues generated from PAR’s tier one accounts which was partially offset by an increase in sales made through the Company’s worldwide dealer network as well as software license revenue, which increased 50% and 52%, respectively, on a year over year basis.

Service revenues were $14.1 million for the quarter ended September 30, 2014, a decrease of 3.8% from the $14.7 million reported for the same period in 2013.  The decrease is mostly the result of a decline in field service revenue as certain customers transitioned to alternative service support delivery models.  Partially offsetting the decrease was an increase of new field contracts with certain customers and an increase in software related services due to the increase in software licenses sold during 2014.

Contract revenues were $20.1 million for the quarter ended September 30, 2014, compared to $18.2 million reported for the same period in 2013, an increase of 10.8%.  This increase is mostly driven by the timing of task orders on the Company's ISR systems integration contracts with the U.S. Army.

Product margins for the quarter ended September 30, 2014 were 35.7%, an increase from 31.7% for the same period in 2013.  During the quarter, product margin was favorably impacted by the increase in software license revenue.

Service margins were 28.7% for the quarter ended September 30, 2014; an increase from the 24.9% recorded for the same period in 2013.  The increase is a result of favorable service revenue mix during the quarter as the Company increased its contract volume with more favorable margins and further reduced its cost structure.

Contract margins were 6.7% for the quarter ended September 30, 2014, compared to 8.4% for the same period in 2013.  This decrease was due to favorable modifications of certain contracts during 2013 that did not recur in 2014.  The most significant components of contract costs in 2014 and 2013 were labor and fringe benefits.  For the third quarter of 2014, labor and fringe benefits were $9.0 million or 48% of contract costs compared to $10.0 million or 60.2% of contract costs for the same period in 2013.  This decrease in percentage is mostly attributable to the higher amount of subcontract revenue associated with the Company's ISR systems integration contract with the U.S. Army in 2014.

Selling, general and administrative expenses were $9.4 million for the period ending September 30, 2014, an increase of 8.9%, compared to the $8.6 million for the period ending September 30, 2013.  The increases are due to certain costs related to severance, the acquisition of Brink and an increase in sales and marketing investments associated with the Company’s Hospitality businesses.

Research and development expenses were $4.0 million for the quarter ended September 30, 2014, up slightly from the $3.7 million recorded for the same period in 2013.  This increase was primarily related to increased software development costs for products within the Hospitality segment to further expand functionality and feature sets of associated with PAR’s product offerings.

During 2014, the Company recorded $31,000 of amortization expense associated with acquired identifiable intangible assets from the Brink acquisition.

Other expense, net was $20,000 for the quarter ended September 30, 2014 compared to other income of $152,000 for the same period in 2013.  Other income/expense primarily includes, fair market value fluctuations of the Company's deferred compensation plan, rental income, strategic product development partnerships, and foreign currency fair value adjustments.  The expense in 2014 is primarily due to foreign currency gains and lower rental income.    The income in 2013 was primarily related to strategic product development partnerships within the Company's Hospitality businesses and a lower fair value adjustment with respect to the Company's deferred compensation plan.

Interest expense represents interest charged on the Company's short-term borrowings and from long-term debt.  Interest expense was $21,000 for the quarter ended September 30, 2014 as compared to $16,000 for the same period in 2013.  This increase is associated with higher outstanding borrowing in 2014 as compared to the same period in 2013.

For the three months ended September 30, 2014, the Company's effective income tax benefit was 49.5%, compared to 207% for the same period in 2013.  The variances from the federal statutory rate for 2014 and 2013 were due to the mix of projected taxable income from the Company's domestic and foreign jurisdictions expected for full year fiscal 2014 and 2013.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

PAR reported revenues of $170.2 million for the nine months ended September 30, 2014, a decrease of 6.3% from the $181.7 million reported for the same period in 2013.  PAR reported net loss from continuing operations of $1.6 million or $0.10 per diluted share for the nine months ended 2014 versus a net income of $324,000 or $0.02 per diluted share for the same period in 2013.  During the nine months ended 2013, PAR reported a net loss from discontinued operations of $211,000 or $0.01 per share.

Product revenues were $63.6 million for the nine months ended September 30, 2014, a decrease of 7.7% from the $68.8 million recorded in 2013.  This decrease was primarily the result of decreased sales to major accounts as large rollouts were completed in fiscal 2013.  Partially offsetting this decrease was an increase in sales of hardware and software solutions sold through the Company’s worldwide dealer network, which increased by 39% as compared to 2013.

Service revenues were $43.3 million for the nine months ended September 30, 2014, a decrease of 5.9% from the $46.0 million reported for the same period in 2013.  The decrease is mostly the result of a decline in field service revenue as certain customers transitioned to alternative service support delivery models and installation revenue consummate with lower product revenue.  This decline is partially offset by an increase associated with the Company's depot repair and call center operations resulting from new contracts.

Contract revenues were $63.4 million for the nine months ended September 30, 2014, compared to $66.9 million reported for the same period in 2013, a decrease of 5.2%.  This decrease is attributable to less funding on certain ISR contracts and certain technical services contracts with the Department of Defense that did not renew during the year.

Product margins for the nine months ended September 30, 2014 were 32.5%, an increase from 32.0% for the same period in 2013.  This increase was driven by a favorable product mix resulting from increased software license revenue associated with full system rollouts within the Company’s worldwide dealer network.

Service margins were 29.6% for the nine months ended September 30, 2014, an increase from the 27.2% recorded for the same period in 2013.  This increase is associated with a favorable mix in service offerings compared to 2013.

Contract margins were 6.3% for the nine months ended September 30, 2014, compared to 6.6% for the same period in 2013.  This decrease was due to favorable modifications of certain contracts that were extended during 2013 that resulted in higher profits for the nine months ended September 30, 2013.    The most significant components of contract costs in 2014 and 2013 were labor and fringe benefits. For the nine months ended September 2014, labor and fringe benefits were $28.3 million or 47.6% of contract costs compared to $30.3 million or 48.6% of contract costs for the same period in 2013.  This decrease in percentage is mostly attributable to the higher amount of subcontract revenue in 2013 associated with the Company's ISR systems integration contract with the U.S. Army.

Selling, general and administrative expenses for the nine months ended September 30, 2014 were $28.2 million, relatively flat compared to $28.3 million recorded for the same period in 2013. The decrease is attributable to the Company’s execution of cost reduction initiatives within its domestic Hospitality operations.  Partially offsetting the decrease were increases from the Brink acquisition and equity based compensation expense.

Research and development expenses were $11.6 million for the nine months ended September 30, 2014 and 2013.  Research and development expenses primarily related to hardware and software development costs for products within the Hospitality segment associated with the Company’s continued investment in its new products.

During 2014, the Company recorded $31,000 of amortization expense associated with acquired identifiable intangible assets from the Brink acquisition.

Other income, net was $308,000 for the nine months ended September 30, 2014 compared to $373,000 for the same period in 2013.  Other income/expense primarily includes, fair market value fluctuations of the Company's deferred compensation plan, rental income, strategic product development partnerships, and foreign currency fair value adjustments.   The income in 2014 is primarily due to foreign currency gains.  The income in 2013 was primarily due to income related to strategic product development partnerships within the Company’s Hospitality business and lower market volatility within the deferred compensation plan.

Interest expense primarily represents interest charged on the Company's short-term borrowing requirements from banks and from long-term debt. Interest expense was $63,000 for the nine months ended September 30, 2014 as compared to $42,000 for the same period in 2013.  This increase is associated with higher outstanding borrowing in 2014 as compared to the same period in 2013.

For the nine months ended September 30, 2014, the Company's effective income tax benefit was 21%, compared to a benefit of 156% for the same period in 2013.  The variances from the federal statutory rate for 2014 were due to the mix of projected taxable income from the Company's domestic and foreign jurisdictions expected for full year fiscal 2014.    The variance from the federal statutory rate in 2013 was due to a benefit of $410,000 received in connection with the American Taxpayer Relief Act of 2012 that was signed into law in January 2013.  The credit related to retroactive tax relief for certain tax law provisions that expired in 2012.  Because the legislation was signed into law after the end of PAR's 2012 fiscal year, the retroactive effects of the bill were reflected in the first quarter of 2013.  Excluding the retroactive application of this credit, the Company's expected effective federal rate is 85%.  This remaining variance from the federal statutory rate was due to the mix of projected taxable income from the Company's domestic and foreign jurisdictions.

Liquidity and Capital Resources

The Company's primary sources of liquidity have been cash flow from operations and its bank line of credit.  Cash generated in operating activities of continuing operations was $3.0 million for the nine months ended September 30, 2014 compared to cash used in operating activities of continuing operations of $4.6 million for the same period in 2013.

In 2014, cash generated from operations was mostly due to the add back of non-cash charges and changes in working capital, primarily associated with increases in deferred revenue based on timing of billings for the Company’s service contracts offset by increases in inventory due to timing of customer deployments.  In 2013, cash was used in operations mostly due to the Company's change in working capital requirements, primarily associated with decreases in accrued expenses and accounts payable from timing of payments made to vendors, specifically for inventory purchases and timing of payments associated with the Company's ISR contract with the U.S. Government.   This was partially offset by the add back of non-cash charges, decreases in accounts receivable due to improved collection efforts, as well as an increase in deferred service revenue due to the timing of customer service contracts.

Cash used in investing activities from continuing operations was $8.9 million for the nine months ended September 30, 2014 versus $4.0 million for the same period in 2013.  In 2014, the purchase of Brink Software Inc. accounted for approximately $5.0 million of the investing capital.  Additionally, capital expenditures of $1.6 million were primarily for capital improvements made to the Company’s leased properties as well as purchases of computer equipment associated with the Company’s software support service offerings.  Capitalized software was $2.3 million and was associated with investments for various Hospitality software platforms.  In 2013, capital expenditures of $762,000 were primarily for purchases of computer equipment associated with the Company’s software support service offerings.  Capitalized software was $3.2 million and was associated with investments for various Hospitality software platforms.

Cash generated in financing activities from continuing operations was $5.9 million for the nine months ended September 30, 2014 versus cash used of $67,000 in 2013.  In 2014, the Company increased borrowed $6.0 million on its credit facility, mostly in connection with the purchase of Brink Software Inc. and stock proceeds of $13,000.  These were offset by decreases in long-term debt of $129,000.  In 2013, the Company decreased its long-term debt by $119,000 offset by stock option proceeds of $52,000.

On September 9, 2014, the Company terminated its existing credit facilities with J.P. Morgan Chase, N.A. and NBT Bank, N.A. (on behalf of itself and as successor by merger to Alliance Bank, N.A.) consisting of $20,000,000 in working capital lines of credit, and the Company and its domestic subsidiaries entered into a new three-year credit facility with J.P. Morgan Chase, N.A. The terms of the new agreement provide for up to $25,000,000 of a line of credit, with borrowing availability based on a percentage of value of various assets of the Company and such subsidiaries. The new agreement bears interest at the applicable bank rate (3.25% at September 30, 2014) or, at the Company's option, at the LIBOR rate plus the applicable interest rate spread (range of 1.50 – 2.0%).  At September 30, 2014, the Company had an outstanding balance of approximately $5.9 million on this line of credit at a rate of 3.25%.  The weighted average interest rate paid by the Company was approximately 3.25% during fiscal year 2014.   The new agreement contains traditional asset based loan covenants and includes covenants regarding earnings before interest, tax, depreciation & amortization and a fixed charge coverage ratio, and provides for acceleration upon the occurrence of customary events of defaults.  The Company was in compliance with these covenants at September 30, 2014.  In addition to the borrowings under the credit agreement, the Company also added an additional $10.0 million of other short term and long term debt payable through fiscal year 2019 due to the Brink Software Inc. acquisition.

In addition to the credit facility described above, the Company has a $960,000 mortgage loan, collateralized by certain real estate.  This mortgage matures on November 1, 2019.  The Company's fixed interest rate is currently 4.05% through October 1, 2014.  Beginning on October 1, 2014 and through the maturity date of the loan, the fixed rate will be converted to a new rate equal to the then-current five year fixed advanced rate charged by the New York Federal Home Loan bank, plus 225 basis points.  The annual mortgage payment including interest through October 1, 2014 totals $207,000.

During fiscal year 2014, the Company anticipates that its capital requirements will not exceed approximately $4-6 million.  The Company commits to purchasing inventory from its suppliers based on a combination of internal forecasts and actual orders from customers.  This process, along with good relations with suppliers, minimizes the working capital investment required by the Company.  Although the Company lists two major customers, McDonald's and Yum! Brands, it sells to hundreds of individual franchisees of these corporations, each of which is individually responsible for its own debts.  These broadly made sales substantially reduce the impact on the Company's liquidity if one individual franchisee reduces the volume of its purchases from the Company in a given year.  The Company, based on internal forecasts, believes its existing cash, line of credit facilities and its anticipated operating cash flow, will be sufficient to meet its cash requirements through the next twelve months.  However, the Company may be required, or could elect, to seek additional funding prior to that time.  The Company's future capital requirements will depend on many factors including its rate of revenue growth, the timing and extent of spending to support product development efforts, potential growth through strategic acquisition, expansion of sales and marketing, the timing of introductions of new products and enhancements to existing products, and market acceptance of its products.  The Company cannot assure additional equity or debt financing will be available on acceptable terms or at all.  The Company's sources of liquidity beyond twelve months, in management's opinion, will be its cash balances on hand at that time, funds provided by operations, funds available through its lines of credit and the long-term credit facilities that it can arrange.

Recently Issued Accounting Pronouncements Not Yet Adopted

In June 2014, the FASB issued amended guidance on the accounting for certain share-based employee compensation awards. The amended guidance requires that share-based employee compensation awards with terms of a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award and compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved. The Company is required to adopt this guidance for its annual and interim periods beginning March 1, 2016. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

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

Critical Accounting Policies

In PAR’s Annual Report on Form 10-K for the year ended December 31, 2013, the Company disclosed accounting policies, referred to as critical accounting policies, that require management to use significant judgment or that require significant estimates.  Management regularly reviews the selection and application of the Company’s critical accounting policies.  There have been no updates to the critical accounting policies contained in PAR’s Annual Report on Form 10-K for the year ended December 31, 2013.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

INFLATION

Inflation had little effect on revenues and related costs during the three and nine months ended September 30, 2014.  Management anticipates that margins will be maintained at acceptable levels to minimize the effects of inflation, if any.

INTEREST RATES

As of September 30, 2014, the Company has $5.9 million at variable debt.  The Company believes that an adverse change in interest rates of 100 basis points would not have a material impact on PAR’s business, financial condition, results of operations or cash flows.

FOREIGN CURRENCY

The Company's primary exposures relate to certain non-dollar denominated sales and operating expenses in Europe and Asia. These primary currencies are the Great British Pound, the Euro, the Australian dollar, the Singapore dollar and the Chinese Renminbi.  Management believes that foreign currency fluctuations should not have a significant impact on PAR’ business, financial condition, and results of operations or cash flows due to the current volume of business affected by foreign currencies.

Item 4.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

Based on an evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2014, the end of the period covered by this Quarterly Report on Form 10-Q (the "Evaluation Date"), conducted under the supervision of and with the participation of the Company's chief executive officer and principal financial officer, such officers have concluded that the Company's disclosure controls and procedures, which are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and designed to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is accumulated and communicated to management including the chief executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosures, are effective as of the Evaluation Date.

(b)	Changes in Internal Control over Financial Reporting.

There was no change in the Company's internal controls over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, such internal controls over financial reporting.

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

On July 9, 2014, PAR Technology Corporation furnished a report on Form 8-K pursuant to Item 5.02 (d) (Departure of Directors or Certain Officers; Election of Director; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.) Election of New Officer.  Indicating that PAR Technology’s Board of Directors appointed John S. Barsanti, age 63, to the Board effective July 2, 2014 for a term which will expire at the 2015 Annual Meeting of Shareholders. Mr. Barsanti was appointed to the Audit Committee, where he will serve as Chairman and audit committee financial expert, and will also serve on the Compensation and Nominating/Corporate Governance committees and as the presiding director over non-management and independent directors.  On October 27, 2014, the Company’s Board of Directors elected Mr. Barsanti as Chairman of the Board.

On July 24, 2014, PAR Technology Corporation furnished a report on Form 8-K pursuant to Item 5.02 (d) (Departure of Directors or Certain Officers; Election of Director; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.) Election of New Officer.  Indicating that PAR Technology’s Board of Directors has appointed Paul D. Eurek, age 55, to the Board effective July 22, 2014 for a term which will expire at the 2015 Annual Meeting of Shareholders.  Mr. Eurek was appointed to the Compensation Committee, where he serves as Chairman and will also serve on the Audit and Nominating/Corporate Governance committees.

On July 30, 2014, PAR Technology Corporation furnished a report on Form 8-K pursuant to Item 5.02 (d) (Departure of Directors or Certain Officers; Election of Director; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.) Election of New Officer.  Indicating that PAR Technology’s Board of Directors has appointed Todd E. Tyler, age 51, to the Board effective July 28, 2014 for a term which will expire at the 2015 Annual Meeting of Shareholders.  Mr. Tyler was appointed to the Nominating/Corporate Governance Committee, where serves as Chairman and will also serve on the Audit and Compensation committees.

On August 1, 2014, PAR Technology Corporation furnished a report on Form 8-K pursuant to Item 5.02 (e) (Departure of Directors or Certain Officers; Election of Director; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.) Commencement of Compensatory Arrangement with Named Executive Officer  Indicating that on July 24, 2014 the Company entered into an arrangement with Stephen P. Lynch, a named executive officer, under which the Company would provide Mr. Lynch the use of an apartment leased by the Company’s subsidiary, PAR Government Systems Corporation, valued at $18,000 per year.

On August 1, 2014, PAR Technology Corporation furnished a report on Form 8-K pursuant to Items 1.01 Entry into a Material Definitive Agreement., 1.02 Termination of a Material Definitive Agreement and 2.03 Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant indicating that on September 9, 2014, the Company terminated its existing credit facilities with J.P. Morgan Chase, N.A. and NBT Bank, N.A. (on behalf of itself and as successor by merger to Alliance Bank, N.A.) consisting of $20,000,000 in working capital lines of credit, and the Company and its domestic subsidiaries entered into a new three-year credit facility with J.P. Morgan Chase, N.A. The terms of the new agreement provide for up to $25,000,000 of a line of credit, with borrowing availability based on a percentage of value of various assets of the Company and such subsidiaries.

On September 29, 2014, PAR Technology Corporation furnished a report on Form 8-K pursuant to Items 1.01 Entry into a Material Definitive Agreement on September 18, 2014, PAR Technology Corporation (the "Company") and its wholly-owned subsidiary, ParTech, Inc. ("ParTech"), entered into and closed a definitive agreement with Brink Software Inc. ("Brink") and all the shareholders of Brink pursuant to which ParTech has agreed to purchase the equity interest of Brink in a two-step closing.  The purchase price for the shares will be $10 million in cash, which shall be payable over a period of 3 years.  In addition there is a contingent purchase price with a maximum payment of $7 million through 2018, based upon the achievement of certain financial targets.  The agreement provides for a portion of the purchase price to be delivered into escrow if one or more claims arise within the first twelve months of the transaction. Such escrow will serve as a source of payment for any indemnification obligations that may arise.

Item 6.	Exhibits

List of Exhibits

Exhibit No.	Description of Instrument

10.1	Credit Agreement

10.2	Pledge and Security Agreement

10.3	Stock Purchase Agreement

31.1	Certification of Chief Executive Officer & President Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Vice President, Controller & Chief Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

PAR TECHNOLOGY CORPORATION
(Registrant)

Date: November 14, 2014

/s/STEVEN M. MALONE
Steven M. Malone
Vice President, Controller & Chief Accounting Officer

Exhibit Index

Exhibit No.	Description of Instrument	Sequential Page Number

10.1	Credit Agreement

10.2	Pledge and Security Agreement

10.3	Stock Purchase Agreement

31.1	Certification of Chief Executive Officer & President Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	E-1

31.2	Certification of Vice President, Controller & Chief Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	E-2

32.1
Certification of Chief Executive Officer & President and Vice President, Controller & Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
E-3