Form 10-K
period 2014-12-31
PAR TECHNOLOGY CORP
filed 2015-03-31
CIK 708821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-K

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2014.
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes☐ No☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes☐No☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes☒ No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes☒ No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in PartIII of this Form 10‑K or any amendment to this Form 10‑K.☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non Accelerated Filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No☒

As of June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares of voting and non-voting common stock held by non-affiliates of the registrant was approximately $42,195,733 based upon the closing price of the Company’s common stock.

The number of shares outstanding of registrant’s common stock, as of February 27, 2015 ─ 15,566,599 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement in connection with its 2015 annual meeting of stockholders are incorporated by reference into Part III.

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

PAR Technology Corporation (“PAR” or the “Company”) has operations in two distinct business segments: Hospitality and Government.

PAR’s Hospitality business segment, representing approximately 62% of consolidated revenue, provides technology solutions, including hardware, software and a range of support services, to businesses and organizations within the global hospitality industry that includes restaurants, hotels, resorts, spas and specialty retail outlets.  The Company continues to be a leading provider of hospitality management technology systems to restaurants (the Quick Service, Fast Casual and Table Service categories) with over 50,000 systems installed in over 110 countries.  In addition, the Company is expanding its business into the retail marketplace with PAR’s food safety and task management solution, SureCheck®. These technology solutions are marketed collectively through the Company’s Hospitality segment.  The Company’s Hospitality segment also provides guest-centric property management solutions to hotels, resorts, spas, casinos, and other hospitality properties, worldwide.

PAR’s Government business segment, representing approximately 38% of consolidated revenue, provides a range of technical services for the U.S. Department of Defense (“DoD”) and federal agencies. This segment is dedicated to providing Intelligence, Surveillance and Reconnaissance (“ISR”) technology and services specializing in the development of advanced signal and image processing and management systems with a focus on geospatial intelligence, geographic information systems, and command and control applications. Additionally, this business provides mission critical telecommunications, satellite command and control, and information technology operations and maintenance services worldwide to the U.S. DoD.

Information concerning the Company’s industry segments for the two years ended December 31, 2014 is set forth in Note 11 “Segments and Related Information” in the Notes to the Consolidated Financial Statements.

PAR’s corporate headquarters are located at PAR Technology Park, 8383 Seneca Turnpike, New Hartford, NY 13413-4991, and our telephone number is (315) 738-0600.  We maintain significant facilities for our Hospitality segment in our New Hartford headquarters, as well as Boca Raton, FL, Boulder, CO, Las Vegas, NV, Shanghai, People’s Republic of China, Stowe, VT, Sydney, Australia, and Markham, Ontario. We maintain Hospitality sales offices worldwide.  The Company’s Government business is headquartered in Rome, NY.  Our Government business has employees worldwide in fulfillment of our contract-based support services.

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

Hospitality Segment

PAR’s solutions for the Restaurant market integrate software applications, hardware platforms and installation and lifecycle support services.  PAR’s hardware offerings for the Restaurant market include Point-of-Sale (“POS”) terminals, kitchen systems utilizing printers and/or video monitors, and a wide range of food safety monitoring and task management tools.  PAR’s software offerings for the Restaurant market include front-of-store POS software applications, operations management software applications (known as Back Office), and enterprise software applications for content management and business intelligence.

As a leading provider to the Restaurant market, PAR has developed, long-term committed relationships with the industry’s three largest organizations, McDonald’s Corporation, Yum! Brands, Inc., and the SUBWAY® franchisees of Doctor’s Associates Inc.  McDonald’s® has over 36,000 restaurants in more than 100 countries, and PAR has been an approved provider of restaurant technology systems and support services to their organization since 1980.  Yum! Brands®, which includes Taco Bell®, KFC®, and Pizza Hut®, has been a PAR customer since 1983.  Yum! Brands has over 41,000 restaurants in more than 125 countries, and PAR continues to be a major supplier of in-store technology systems to concepts within the Yum! Brands portfolio.  The Company continues to expand their installed base of hardware technology and services with SUBWAY, which has more than 43,000 restaurants in over 110 countries.  Other significant hospitality chains for which PAR is the POS vendor of choice include the Baskin-Robbins® unit of Dunkin' Brands Group, Inc.,  the Hardee’s®  and Carl’s Jr. ® units of CKE Restaurants, Inc., the Carnival Cruise Lines® unit of Carnival Corporation & plc  and franchisees of these organizations.

PAR has also developed an intelligent checklist solution for food safety measurement and task management automation marketed under the name SureCheck®. During the year, the Company continued to add new accounts utilizing its SureCheck product, in addition to its existing customers, Wegmans Food Markets, Inc., with its 85 store locations, and Wal-Mart Stores Inc.,  (including Sam’s Clubs), and its 5,000 domestic stores.  These customers have selected PAR as its vendor of choice for their food safety and task management requirements.

In the Hotel market, PAR is a leading global provider of software solutions for a variety of property types including city-center hotels, destination spa and golf resorts, cruise ships, and casino hotels.  High profile customers utilizing PAR’s solutions include The Old Course Hotel at St. Andrews, a unit of Kohler Company, Pebble Beach Resorts® of the Pebble Beach Company, and Gleneagles Hotel® unit of Diageo plc.  Large hotel chains utilizing one or more of PAR’s software solution offerings include Accor SA, Four Seasons Hotels Limited, the Fairmont® and Swissotel® units of FRHI Holdings Limited, Hilton Worldwide, Inc., Kempinski AG, Mandarin Oriental Hotel Group, Marriott International, Inc. and its Ritz-Carlton subsidiary, The Maybourne Group,  and Starwood Hotels & Resorts Worldwide, Inc.

Products

The Company markets its hardware, software and services as an integrated solution or unbundled, on an individual basis.  PAR’s hardware offerings, particularly its POS terminals, are highly regarded by the hospitality industry for their broad functionality, reliability, durability, and high quality.  The Company often sells hardware in combination with services, thereby delivering maximum system performance on a cost-effective basis.  PAR emphasizes the operational and economic value of a bundled, integrated solution, combining hardware, software and services, offering customers a comprehensive solution capable of enabling efficient restaurant operation, while also providing operational and marketing insights.

Hardware

The PAR EverServ® family of hardware platforms is designed to operate in harsh hospitality environments, be durable and highly functioning, scalable and easily integrated - offering customers’ competitive performance at a cost-conscious price.  The Company’s hardware platforms, compatible with popular operating systems, support a distributed processing environment and are suitable for a broad range of use and functions within the markets served.  PAR’s open architecture POS platforms are optimized to host the Company’s EverServ POS software applications, as well as most third-party POS applications, and are compatible with many peripheral devices.  PAR partners with numerous vendors of complementary in-store peripherals, from cash drawers, card readers and printers to kitchen video systems, allowing the Company to provide a complete solution integrated and delivered by one vendor.

PAR currently offers a range of POS hardware platforms, designed with the intent to meet the needs of our customers, regardless of the restaurant concept, the size of the organization or the complexity of its requirements.  PAR’s hardware terminal offerings are primarily comprised of three POS product lines: EverServ 500, EverServ 7000 Series and EverServ 6000 Series.

PAR’s hardware offering, the EverServ 500 platform, is built with the same rugged durability PAR is known for but in a compact design that delivers the performance and reliability of their legacy offerings. Its small ergonomic footprint is ideal for installations where space is at a premium. The design offers a spill resistant, high-impact enclosure that is built to withstand harsh restaurant and retail conditions with continuous operation. The EverServ 500’s solid state design is quiet, offers low power consumption and minimizes maintenance.

The patented EverServ 7000 series is PAR’s flagship POS platform, designed to offer PAR’s ultimate combination of performance, style, ease of service, remote management, flexibility and modularity.  The EverServ 7000 series hardwareis built to perform in harsh environments enduring severe treatment and liquid spills. The high performance next-gen architecture of the series supports demanding applications and delivers the speed needed to improve customer throughput.

The patented EverServ 6000 platform has been PAR’s high performance, rugged and reliable POS terminal for the past several years and been deployed globally with the world’s largest restaurant chains. By design, the Everserv 6000 is simple to service, reducing down times and minimizing business interruption. The EverServ 6000 POS terminal leverages a common computing platform across multiple configurations to simplify IT operations, deployment and support, resulting in lower costs. In addition, its energy-saving features and rugged design contribute to a low total cost of ownership and a long product lifespan.

As a result of market changes and demand of mobile technologies within restaurants and additional hospitality environments, PAR introduced its series of tablets designed to withstand the harsh hospitality environment and deliver best performance, durability and highest level of UP time. The PAR Tablet 8 and PAR Tablet 10 are the latest in series of mobile devices built for the needs of its Hospitality customers, with a rugged design, extended battery life and a lengthy life cycle, providing the best ROI to customers.  PAR’s Mobility Family of hardware platforms include options such as differing docking and charging stations, the ability to use magnetic cards and payment systems, hand and shoulder straps and holsters to support the variety of product applications.

Lastly, with PAR’s growing presence within the Retail market, PAR developed its temperature measurement device to provide a complete technology solution supporting food safety compliance and task management automation.  The device can operate as a stand-alone hardware platform or as integrated solution with the Company’s Everserv SureCheck® offering.

Software: Restaurant Market

PAR’s restaurant software offerings were designed to exceed the requirements of large and small operators, franchise and enterprise alike in the three dominant restaurant categories: Quick Serve Restaurants (“QSR”), Fast Casual Restaurants (“FC”), and Table Service Restaurants (“TSR”).  Each of these restaurant categories has distinct operating characteristics and service delivery requirements and each of  PAR’s EverServ software offerings, were designed to allow customers to configure their technology systems to meet their order entry, food preparation, inventory, and workforce management needs, while capturing pertinent POS and BOH transaction data at each location and delivering valuable insight throughout the enterprise.

PAR’s EverServ PixelPoint™ software solution is primarily sold to independent restaurants through channel partners.  This integrated software solution includes a point-of-sale software application, a wireless ordering capability, an on-line ordering feature, a self-service ordering function, an enterprise backoffice management function, and an enterprise level loyalty and gift card information sharing application.

On September 19, 2014, PAR acquired Brink Software, Inc., a fast emerging provider of cloud based point of sale (POS) software for restaurants.  The Brink POS software productis distinguished by its cloud based designed, with integrated features that include loyalty at its core, mobile online ordering, kitchen video system, guest surveys, enterprise reporting, mobile dashboard, and much more.

In addition to POS software, PAR offers a number of complementary restaurant applications for the enterprise customer.  EverServ Operations Reporting is a web-based enterprise reporting solution that consolidates data from all restaurant locations, and is offered either as an on-premises installation or through Software-as-a-Service (“SaaS”).  Designed for corporate, field, and site managers, this decision-making tool provides visibility into every restaurant location via a dashboard displaying customer-defined financials, sales analysis, marketing, inventory, and workforce variables.  EverServ Operations reporting was also designed to be capable of integrating with customers’ business applications such as financials, payroll, and supply-chain systems.  PAR also offers applications for forecasting, labor scheduling, and inventory management.

Software: Retail Market

The EverServ SureCheck software platform provides food safety monitoring and employee task management functionality through the combination of a cloud-based enterprise server application, a PDA-based mobile application and an integrated temperature measuring device.  This solution is effective for managing Hazard Analysis & Critical Control Points (“HACCP”) inspection programs for retail and food service organizations, and automates the monitoring of quality risk factors while dramatically lowering the potential for human error.  The SureCheck platform was also designed to help hospitality and retail operators efficiently complete and monitor the compliance of employee tasks while providing insight on abnormal checklist conditions, providing configurable, automated alerts when tasks are behind schedule or out of compliance.  The data captured through this solution is used to manage policy compliance and oversight, loss prevention, safety, merchandising, and other audits unique to the customer.

Software: Hotel (including Resorts and Spas) Market

For the Hotel/Resort/Spa market, the Company’s guest-centric property management software provides a series of fully integrated modules that manage all aspects of the guest experience, as well as consolidating guest information and history across the operation into a single database.  PAR develops, sells and supports the SMS|Host® Hospitality Management System, a leading solution in the market for the luxury and resort market of the global hospitality industry.  PAR’s SMS|Host platform remains a market leader because of its robust guest-centric functionality, allowing hotel staff to coordinate, cross-sell, and deliver personalized guest services across all various services of large, complex resort operations.  The flexibility of the SMS|Host platform, with numerous seamlessly integrated, guest-centric modules, provides the tools the Company’s hotel customers need to personalize service, anticipate guest needs, and consistently exceed guest expectations.

The ATRIO® suite is a highly flexible, highly scalable cloud based software solution that significantly increases PAR’s addressable market to accelerate future revenue growth.  The ATRIO® platform of solutions, including property management, spa management and point of sale, was designed as a significant redefinition of the functionality and delivery of hospitality management software.

For the Spa market, PAR provides its SpaSoft® product, the industry’s leading Spa Management Application.  Nearly 75% of Forbes five-star spas in the world use SpaSoft to support their operations.  The Company designed SpaSoft to satisfy the unique needs of resort spas, day spas, and medi-spas.  SpaSoft’s unique booking engine, advanced resource inventory, yield management module, scheduling, management and reporting tools assist in the total management of sophisticated hotel/resort spas and day spas.  SpaSoft specifically addresses the needs of the spa industry, enabling spa staff to provide the individualized, impeccable guest service that their most important clients desire and expect.

Services

PAR offers customer support services to its Hospitality customers.  The Company believes its ability to offer direct installation, maintenance, and support services are one of its key differentiators within the Restaurant and Hotel markets.  PAR works closely with its customers to identify and address the latest hospitality technology requirements by creating interfaces to the latest innovations in operational equipment, including automated cooking and drink-dispensing devices, customer-activated terminals and order display units located inside and outside of the customer’s premises. PAR provides systems integration expertise to interface specialized components, such as video monitors, coin dispensers and non-volatile memory for journalizing transaction data, to meet requirements of international applications.

PAR employs experienced individuals with diverse hospitality backgrounds in both the Restaurant and Hotel markets.  The Company’s personnel continuously evaluate new technologies and adopt those that allow PAR to provide significant improvements in customers’ day-to-day systems.  From hand-held wireless devices to advances in internet performance, the Company’s technical staff is available for consultation on a wide variety of topics including network infrastructures, system functionality, operating system platforms, and hardware expandability.  In addition, the Company has secured strategic partnerships with third-party organizations to offer a variety of credit, debit and gift card payment options.

Installation and Training

Globally, PAR offers software configuration, installation, training, and integration services as a normal part of the software or equipment purchase agreement. PAR also offers complete application training for a site’s staff as well as technical instruction for customers’ information systems personnel.

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

PAR’s service organization utilizes a suite of software applications that allows PAR to offer value to its customers through the utilization of its extensive and growing knowledge base to diagnose and resolve customer-service issues. This also enables PAR to compile the kind of in-depth information it needs to identify trends and opportunities.  If an issue arises with our products, PAR’s customer service management software allows a service technician to diagnose the problem remotely, thereby reducing in many cases the requirement for an on-site service call.  PAR’s service organization is further enabled by a sophisticated customer relationship management system that allows our call center personnel to maintain a profile on each customer’s background, hardware and software details, client service history, and a problem-resolution database.

Sales and Marketing

Within the Hospitality Segment, PAR has dedicated sales teams engaging directly with customers while also utilizing various types of partners through indirect selling channels targeting a variety of differing markets and customer segments.

With regard to the Restaurant market of its Hospitality segment, the Company employs a direct sales force concentrating on large chain, corporate customers and their franchisees globally.  In addition, sales efforts are directed toward franchisees of large chains for which the Company is not necessarily the corporate POS vendor. The Company’s international direct sales force markets to major customers with global locations as well as international chains without a presence in the United States.

The Company’s indirect sales channel enlists sales representatives, and value-added resellers serving the independent restaurant sector and non-foodservice markets such as retail, convenience, amusement parks, movie theaters, cruise lines, spas and other ticketing and entertainment venues.

Sales in the Hotel market of the Hospitality segment are coordinated by multiple sales groups.  The Domestic Sales Group targets independent, business class and luxury hotels, resorts and spas in North America and the Caribbean, while the International Sales Group targets independent hotels and resorts outside of the North America.  Additionally, the Major Accounts Sales Group works with high profile corporate and chain clients. Lastly, the Company’s Installed Accounts Sales Group works solely with clients who have already installed the SMS|Host product suite.

Competition

The markets in which the Company operates are highly competitive.  Important competitive variables in the hospitality market include functionality, reliability, quality, pricing, service and support. In the Restaurant market, PAR believes its competitive advantages include the focus on an integrated technology solution offering including cloud-based software, ruggedized hardware, advanced development capabilities, extensive domain knowledge and expertise, excellent product reliability, a direct sales force organization, world class support and quick service response.  In the Hotel market, PAR believes its competitive advantages include the extensive domain knowledge, long-standing industry leadership, cloud-based and guest-centric orientation of the software, and our high level of customer support. Most of our significant customers have approved several suppliers offering some form of sophisticated hospitality technology system similar to that of the Company.  Major competitors include Oracle Corporation, NCR Corporation and Panasonic Corporation.

Backlog

Due to the nature of the hospitality business, backlog is not significant at any point in time.  The Hospitality segment orders are generally of a short-term nature and are usually booked and shipped in less than 12 months.

Research and Development

The highly technical nature of the Company’s hospitality products requires a significant and continuous research and development effort.  Ongoing product research and quality development efforts are an integral part of all activities within the Company. Functional and technical enhancements are actively being made to our products to increase customer satisfaction and maintain the high caliber of PAR’s software.  Research and development expenses were approximately $16.0 million in 2014 and $15.6 million in 2013.  The Company capitalizes certain software costs in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic No. 985.  See Note 1, “Summary of Significant Accounting Policies,” to the Consolidated Financial Statements included in Part IV, Item 15 for further discussion.

Manufacturing and Suppliers

The Company sources and/or assembles most of its products from standard electronic components, fabricated parts such as printed circuit boards, and mechanical components.  Many assemblies and components are manufactured by third parties to the Company’s specifications.  PAR depends on outside suppliers for the continued availability of its assemblies and components.  Although most items are generally available from a number of different suppliers, PAR purchases certain final assemblies and components from single sources. Items purchased from single sources include certain POS devices, peripherals, custom molded and tooled components, and electronic assemblies and components. If such a supplier should cease to supply an item, PAR believes new sources could be found to provide the components. However, added cost and manufacturing delays could result and adversely affect the Company’s performance. The Company has not experienced significant delays of this nature in the past, but there can be no assurance that delays in delivery due to supply shortages will not occur in the future.

Intellectual Property

The Company owns or has rights to certain patents, copyrights and trademarks.  PAR relies upon non-disclosure agreements, license agreements and applicable domestic and foreign patent, copyright and trademark laws for protection of our intellectual property.  To the extent such protective measures are unsuccessful, or the Company needs to enter into protracted litigation to enforce such rights, the Company’s business could be adversely impacted.  Similarly, there is no assurance that the Company’s products will not become the subject of a third-party claim of infringement or misappropriation.  To the extent such claims result in costly litigation or force the Company to enter into royalty or license agreements, rather than enter into a prolonged dispute, our performance could be adversely impacted.  The Company also licenses certain third-party software with its products.  While PAR maintains strong relationships with its licensors, there is no assurance such relationships will continue or that the licenses will be continued under fees and terms acceptable to the Company.

Government Segment

PAR’s Government business provides a range of technical services for the U.S. Department of Defense (“DoD”) and federal agencies. This segment is dedicated to serving Intelligence, Surveillance and Reconnaissance (“ISR”) needs specializing in the development of advanced signal and image processing and management systems with a focus on geospatial intelligence, geographic information systems, and command and control applications. Additionally, this business provides mission critical telecommunications, satellite command and control, and information technology operations and maintenance services worldwide to the U.S. DoD.

The business is organized in two operating sectors that provide comprehensive service offerings across their customer base – Technical Services and ISR Solutions.

The Technical Services Sector includes three distinct lines of business: Telecommunications, Satellite Control, and Information Technology Services. The Telecommunication services include satellite and terrestrial communications operations and maintenance services, which operate the Global Information Grid (“GIG”) in support of the National Command Authority (President & Joint Chiefs of Staff) and Department of Defense. Additionally, PAR operates the U.S. Navy’s only Satellite Operations Center providing Tracking, Telemetry and Control of several spaced-based satellite communication constellations. Finally, the Company’s Technical Services Sector provides IT services ranging from advanced systems to basic help desk support. Moreover, approximately 50% of this Sector’s global footprint includes an international presence with major contracts in Africa, Greece, Italy, Sicily, Puerto Rico, the Northern Marianas Islands, and Australia. The Company has strong and enduring relationships with a diverse set of customers throughout the U.S. DoD and federal government. PAR’s track record delivering mission critical services to their government customers spans decades, and includes contracts that have continued 15 years or more. The Company works closely with its customers, with the vast majority of the Technical Services Sector employees co-located at customer sites. PAR’s strong relationships and on-site presence with customers enable the Company to develop deep customer and technical domain knowledge, and translate mission understanding into exemplary program execution and continued demand for its services.

The ISR Solutions Sector provides systems-engineering support and software-based solutions. Expertise ranges from theoretical and experimental studies to development and fielding of operational prototypes. PAR’s employees are: experienced developers and subject-matter experts in DoD Full Motion Video (“FMV”) formats include MPEG-2, H.264, and standard/high definition (“SD/HD”) support; developers of geospatial and imagery data management, visualization, and exploitation solutions; major contributor to radar systems from inception to operational capabilities; developers and integrators of light weight Electro-Optical (“EO”), Infrared (“IR”), multi and hyperspectral sensor systems, and LiDAR; developers of certified systems employing multi and hyperspectral imaging to include target detection and cueing algorithms, IR search and track technology, and algorithms for camouflage detection and buried mines; and developers of Geospatial Information System (“GIS”)-based modeling solutions.  ISR Solutions Sector has a strong legacy in the advanced research, development and productization of geospatial information assurance (“GIA”) technology involving steganography, steganalysis, digital watermarking, and image forensics. These enabling technologies have been used to provide increased protection and security of geospatial data.

PAR focuses its business in five service areas:

Intelligence, Surveillance and Reconnaissance (“ISR”): The Company provides a variety of geospatial intelligence solutions including full motion video, geospatial information assurance, raster imagery, and light detection and ranging (“LiDAR”). In depth expertise in these domains provides government customers and large systems integrators with key technologies supporting a range of applications from strategic enterprise systems to tactical individual users. Furthermore, PAR has developed a number of products relative to these advanced technologies and provides integration and training support.

Systems Engineering & Evaluation: The Company integrates and tests Electro-Optical (“EO”), Infrared (“IR”), Radar, and multi/hyper-spectral sensor systems for a broad range of government and industry surveillance applications. PAR developed the Multi-mission Advanced Sensor System (“MASS”), which assists with counter-terrorism, first responder, environmental, and drug enforcement applications. In addition, the Company designs and integrates radar sensor systems including experimentation, demonstration, and test support.

Satellite & Telecommunications Services: The Company provides a wide range of technical and support services to sustain mission critical components of the DoD’s Global Information Grid (GIG). These services include continuous 24/7/365 operations, system enhancements and associated maintenance of very low frequency (“VLF”), high frequency (“HF”) and very high frequency (“VHF”) ground-based radio transmitter/receiver facilities. Additionally, the Company operates and maintains several extremely high frequency (“EHF”) and super high frequency (“SHF”) satellite communication earth terminals and teleport facilities. The DoD communications earth stations operated by the Company is the primary communications infrastructure utilized by the National Command Authority and military services to exercise command and control of the nation’s air, land and naval forces and provide support to allied coalition forces.

Space & Satellite Control Services:  The Company provides satellite operation, management, and maintenance services in support of Satellite Control Center Operations.  Primary services include Satellite Telemetry Monitoring, Tracking and Command Support, and Satellite Control in order to provide reliable space-based satellite services conducting Command, Control, Communications, Computers, Intelligence, Surveillance and Reconnaissance (C4ISR) Operations.  The Company delivers services in support of satellite Telemetry, Tracking, Control and Remote Terminal Operations from 7 locations worldwide.

Information Technology/Systems Services: The Companyprovides Information Technology services to the DoD and Federal Agencies. These services include Helpdesk Services, Systems Administration, Network Administration, Information Assurance and Systems Security, Database Administration, Telephone Systems Management, Testing and Testbed Management, ITIL-Based Service Management, and Tier 0 through Tier III support.

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

Marketing and Competition

Contracts are obtained principally through competitive proposals in response to solicitations from government organizations and prime contractors. In addition, the Company sometimes obtains contracts by submitting unsolicited proposals. Although the Company believes it is well positioned in its business areas, competition for Government contracts is intense. Many of the Company’s competitors are major corporations, or subsidiaries thereof, that are significantly larger and have substantially greater financial resources. The Company also competes with many smaller, economically disadvantaged companies, many of which are designated by the Government for preferential “set aside” treatment, that target particular segments of the government contract market. The principal competitive factors are past performance, the ability to perform the statement of work, price, technological capabilities, management capabilities and service. Many of the Company’s Department of Defense customers are now migrating to low-price/technically acceptable procurements while leveraging commercial software standards, applications, and solutions.

Backlog

The value of existing Government contracts at December 31, 2014, net of amounts relating to work performed to that date was approximately $100.4 million, of which $53.9 million was funded.  The value of existing Government contracts at December 31, 2013, net of amounts relating to work performed to that date was approximately $95.6 million, of which $40.9 million was funded.  Funded amounts represent those amounts committed under contract by Government agencies and prime contractors.  The December 31, 2014 Government contract backlog of $100.4 million represents firm, existing contracts.  Of this backlog amount, approximately $67.5 million is expected to be completed in calendar year 2015, as funding is committed.

Employees

As of December 31, 2014, the Company had 1,221 employees, approximately 63% of whom were engaged in the Company’s Hospitality segment, 32% of whom were in the Government segment, and 5% of whom were corporate employees.

Due to the highly technical nature of the Company’s business, the Company’s future can be significantly influenced by its ability to attract and retain its technical staff.  The Company believes it has and will be able to continue to fulfill its near-term needs for technical staff.

Approximately 10% of the Company’s employees are covered by collective bargaining agreements.  The Company considers its employee relations to be good.

Item 1A:	Risk Factors

The Company operates in a dynamic and rapidly changing environment involving numerous risks and uncertainties that are difficult to predict and many of which are outside of the Company's control. In addition to the other information in this report and the Company’s other filings the following section describes some, but not all, of the risks and uncertainties that could have a material adverse effect on our business, financial condition, results of operations and the market price of our common stock, and could cause our actual results to differ materially from those expressed or implied in our forward-looking statements.

Our future operating results are difficult to predict and are subject to fluctuations.

Our future operating results, including revenues, gross margins, operating expenses and net income (loss), have fluctuated on a quarterly and annual basis, are difficult to predict, and may be materially affected by a number of factors, many of which are beyond our control, including:

•	the effects of adverse macroeconomic conditions in the United States and international markets, especially in light of the continued challenges in global credit and financial markets;

•	changes in customer demand for our products;

•	the timing of our new product announcements or introductions, as well as those by our competitors;

•	the ability to timely produce the products our customers seek to satisfy their technology requirements;

•	the level of demand and purchase orders from our customers, and our ability to adjust to changes in demand and purchase order patterns;

•	the ability of our third party suppliers, subcontractors and manufactures to supply us with sufficient quantities of high quality products or components, on a timely basis;

•	the effectiveness of our efforts to reduce product costs and manage operating expenses;

•	the ability to hire, retain and motivate qualified employees to meet the demands of our business;

•	intellectual property disputes;

•	potential significant litigation-related costs;

•	costs related to compliance with increasing worldwide environmental and other regulations; and

•	the effects of public health emergencies, natural disasters, security risk, terrorist activities, international conflicts and other events beyond our control.

•	the dependency on business from major accounts which can, at will, reduce or eliminate on-going business

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

A small number of related customers have historically accounted for a majority of the Company’s net revenues in any given fiscal period.  For each of the fiscal years ended December 31, 2014 and 2013, aggregate sales to our top two Hospitality segment customers, McDonald’s Corporation and Yum! Brands, Inc. amounted to 28% and 32% of total revenues, respectively.  Most of the Company’s customers are not obligated to provide us with any minimum level of future purchases or with binding forecasts of product purchases for any future period.  In addition, major customers may elect to delay or otherwise change the timing of orders in a manner that could adversely affect the Company’s quarterly and annual results of operations.  There can be no assurance our current customers will continue to place orders with us, or we will be able to obtain orders from new customers.

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

For the fiscal years ended December 31, 2014 and 2013, we derived 62% and 63%, respectively, of our total revenues from the hospitality industry, primarily the QSR market.  Consequently, our hospitality technology product sales are dependent in large part on the health of the hospitality industry, which in turn is dependent on the domestic and international economy, as well as factors such as consumer buying preferences and weather conditions.  Instabilities or downturns in the hospitality market could disproportionately impact our revenues, as clients may exit the industry or delay, cancel or reduce planned expenditures for our products.  Although we believe we can succeed in the quick service restaurant sector of the hospitality industry in a competitive environment, given the cyclical nature of that industry, there can be no assurance our profitability and growth will continue.

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

For the fiscal years ended December 31, 2014, and 2013, our net revenues from sales outside the United States were 13% and 16%, respectively, of the Company’s total revenues.  We anticipate international sales will continue to account for a significant portion of sales.  We intend to continue to expand our operations outside the United States and to enter additional international markets, which will require significant management attention and financial resources.  Our operating results are subject to the risks inherent in international sales, including, but not limited to, regulatory requirements, political and economic changes and disruptions, geopolitical disputes and war, transportation delays, difficulties in staffing and managing foreign sales operations, and potentially adverse tax consequences.  In addition, fluctuations in exchange rates may render our products less competitive relative to local product offerings, or could result in foreign exchange losses, depending upon the currency in which we sell our products.  There can be no assurance these factors will not have a material adverse effect on our future international sales and, consequently, on our operating results.

we derive a portion of our revenue from u.s. government contracts, which contain provisions unique to public sector customers, including the u.s. government’s right to modify or terminate these contracts at any time.

For the fiscal years ended December 31, 2014 and 2013, we derived 38% and 37%, respectively, of our total revenues from contracts to provide technical expertise to Government organizations and prime contractors.  In any year, the majority of our Government contracting activity is associated with the U.S. Department of Defense.  Contracts with the U.S. Government typically provide that such contracts are terminable, in full or in part, at the convenience of the U.S. Government.  If the U.S. Government terminated a contract on this basis, we would be entitled to receive payment for our allowable costs and, in general, a proportionate share of our fee or profit for work actually performed.  Most U.S. Government contracts are also subject to modification or termination in the event of changes in funding.  As such, we may perform work prior to formal authorization, or the contract prices may be adjusted for changes in scope of work.  Termination or modification of a substantial number of our U.S. Government contracts could have a material adverse effect on our business, financial condition and results of operations.

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

We perform work for various U.S. Government agencies and departments pursuant to fixed-price, cost-plus fixed fee and time-and-material prime contracts and subcontracts.  Approximately 53% of the revenue that we derived from government contracts for the year ended December 31, 2014 came from fixed-price or time-and-material contracts.  The balance of the revenue that we derived from Government contracts in 2014 primarily came from cost-plus fixed fee contracts.  Most of our contracts are for one-year to five-year terms.

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

We have goodwill and identifiable intangible assets at December 31, 2014 totaling approximately $17.2 million and $23.0 million, respectively; resulting primarily from business acquisitions and internally developed capitalized software.  The Company tests goodwill and identifiable intangible assets for impairment annually or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We describe the impairment testing process and results of this testing more thoroughly herein in Item7 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies.” If we determine an impairment has occurred at any point in time, we will be required to reduce goodwill or identifiable intangible assets on our balance sheet.

Item 1B:	Unresolved Staff Comments

None.

Item 2:	Properties

The following are the principal facilities (by square footage) of the Company:

Location	Industry Segment	Floor Area Principal Operations	Number of Sq. Ft.
New Hartford, NY	Hospitality Government	Principal executive offices, manufacturing, research and development laboratories, computing facilities	174,450
Rome, NY	Government	Research and development	30,800
Stowe, VT	Hospitality	Sales, service and research and development	21,300
Sydney, Australia	Hospitality	Sales and service	14,400
Las Vegas, NV	Hospitality	Service	12,000
Boca Raton, FL	Hospitality	Research and development	11,470
Markham, Ontario	Hospitality	Research and development	11,100
Boulder, CO	Hospitality	Service	10,700

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

The Company’s Common Stock, par value $.02 per share, trades on the New York Stock Exchange (NYSE symbol - PAR).  At December 31, 2014, there were approximately 375 owners of record of the Company’s Common Stock, plus those owners whose stock certificates are held by brokers.

The following table shows the high and low stock prices for the two years ended December 31, 2014 as reported by New York Stock Exchange:

	2014		2013
Period	Low	High	Low	High

First Quarter	$4.65	$5.50	$4.11	$5.10
Second Quarter	$4.12	$4.99	$3.85	$4.89
Third Quarter	$3.78	$5.24	$4.01	$5.27
Fourth Quarter	$4.28	$6.18	$4.83	$5.92

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

The Company is focused on expanding its Hospitality businesses through its product investments and continued development of its cloud based software applications.  These products include its Brink POS software, with integrated features that include loyalty at its core, mobile online ordering, kitchen video system, guest surveys, enterprise reporting, mobile dashboard, and much more.  PAR’s strategy is also focused on the continued feature expansion and deployment of ATRIO®, its cloud-based software for the Hotel/Resort/Spa markets. In addition, the Company is investing in the enhancement of existing software applications and the development of the Company's SureCheck® solution for food safety and task management applications.  To support growth of these products, the Company continues to expand its direct sales force and third-party distribution channels.

The Quick Serve Restaurant (“QSR”) market, PAR's primary market, continues to perform well for the majority of large, international companies. However, the Company has seen certain market conditions impact smaller specific QSR organizations, whose business is slowing due to the continued lack of consumer confidence in those regions.  These conditions could have a material adverse impact on the Company's estimates, specifically the fair value of its assets related to its legacy products. The Company continues to assess the alignment of its product and service offerings to support improved operational efficiency and profitability going forward.

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

Results of Operations — 2014 Compared to 2013

The Company reported revenues of $233.6 million for the year ended December 31, 2014, a decrease of 3.2% from the $241.4 million reported for the year ended December 31, 2013.  The Company’s net loss from continuing operations for the year ended December 31, 2014 was $3,651,000 or $0.24 loss per share, compared to net income from continuing operations of $569,000, or $0.04 per diluted share for the same period in 2013.  During 2013, the Company reported a loss from discontinued operations of $211,000, or $0.01 loss per share, associated with its former Logistics Management business.  During 2014, PAR did not record any income or loss from discontinued operations.  The Company’s net income for the year ended December 31, 2013 was $358,000, or $0.02 per diluted share.

Product revenues for the year ended December 31, 2014 were $87.2 million, a decrease from the $90.8 million recorded for the same period in 2013.  This decrease was primarily the result of decreased sales to certain major customers as large rollouts were completed in fiscal 2013. Partially offsetting this decrease was an increase in sales made through the Company’s worldwide dealer network as well as an increase in software sales, which have improved 23% year over year.

Service revenue primarily includes installation, software maintenance, training, 24 hour help desk support and various depot and on-site service options.  Customer service revenues were $58.7 million for the year ended December 31, 2014, a 4.6% decrease from $61.5 million reported for the same period in 2013.  The decrease is mostly the result of a decline in field service revenue as certain customers transitioned to alternative service support delivery models as well as a decline in installation revenue consummate with lower product revenue.  This decline is partially offset by an increase associated with the Company's depot repair operation, resulting from new contracts.

Government contract revenues were $87.7 million for the year ended December 31, 2014, a decrease of 1.5% when compared to the $89.0 million recorded in 2013.  This decrease is attributable to the completion of certain fixed price technical services contracts that were completed in 2013 and early 2014.  This decrease was partially offset by an increase in revenue from the Company’s Intelligence, Surveillance, and Reconnaissance (“ISR”) systems integration contract.

Product margins for the year ended December 31, 2014 were 31.8%, an increase from 31.4% in the same period in 2013.  This increase was driven by a favorable product mix resulting from increased software license revenue.

Customer service margins were 31.1% for the year ended December 31, 2014, compared to 29% for the same period in 2013.  This increase is associated with a favorable mix in service offerings compared to 2013.

Government contract margins were 6.1% for the year ended December 31, 2014, a decrease from the 7.2% for the same period in 2013.  The most significant components of contract costs in 2014 and 2013 were labor and fringe benefits. For 2014, labor and fringe benefits were $37.4 million, or 45% of contract costs, compared to $40.2 million or 51% of contract costs for the same period in 2013. This decrease in percentage is mostly attributable to the higher amount of material and subcontract revenues in 2014 associated with the Company's ISR systems integration contract with the U.S. Army.

Selling, general and administrative expenses for the year ended December 31, 2014 were $37.3 million, a decrease of 1.6% from the $37.9 million recorded for the same period in 2013.  The decrease is attributable to the Company’s execution of cost reduction initiatives within its Hospitality operations.Partially offsetting the decrease were increases in expenses associated with the acquisition of Brink Software, equity based compensation expense and severance related expenses.

Research and development expenses were $16.0 million for the year ended December 31, 2014, an increase of 2.6% from the $15.6 million recorded in 2013.This increase was primarily related to an increase in hardware development expenses associated with new product developments, as well as an increase in software development expenses primarily associated with the acquisition of Brink Software.

During 2014, the Company recorded $279,000 of amortization expense associated with acquired identifiable intangible assets from the acquisition of Brink Software.  The Company did not record any amortization expense associated with acquired identifiable intangible assets in 2013.

Other income, net, was $304,000 for the year ended December 31, 2014 compared to $506,000 for the same period in 2013.  Other income/expense primarily includes, fair market value fluctuations of the Company's deferred compensation plan, rental income, strategic product development partnerships, and foreign currency fair value adjustments.  The income in 2014 is primarily due to rental income. The income in 2013 was primarily due to income related to strategic product development partnerships within the Company’s Hospitality business and lower market volatility within the Company’s deferred compensation plan.

Interest expense represents interest charged on the Company’s short-term borrowings from banks and from long-term debt.  Interest expense was $136,000 for the year ended December 31, 2014, compared to $60,000 for the same period in 2013.  This increase is associated with higher outstanding borrowings in 2014 versus 2013.

For the year ended December 31, 2014, the Company’s effective income tax rate was expense of 78.0%, compared to a benefit of 370% in 2013.  The variances from the federal statutory rate for 2014 were due to the mix of taxable income from the Company's domestic and foreign jurisdictions and providing for income taxes on the repatriation of foreign earnings.  In 2014, the Company repatriated earnings through the payment of a $5.0 million dividend by its Chinese subsidiary to its domestic parent company, resulting in income tax expense of $2.2 million on those earnings.  The Company considers this a one-time repatriation to help finance the Brink acquisition and further earnings are considered permanently reinvested. The variance from the federal statutory rate in 2013 was due to a benefit of $410,000 received in connection with the American Taxpayer Relief Act of 2012 that was signed into law in January 2013.  The credit related to retroactive tax relief for certain tax law provisions that expired in 2012.  As the legislation was signed into law after the end of PAR's 2012 fiscal year, the retroactive effect of the bill is reflected in fiscal year 2013 tax provision. Excluding the retroactive application of this credit, the Company's effective federal rate is 175%.  The remaining variance from the federal statutory rate was due to the mix of taxable income generated by the Company's domestic and foreign operations as well as other tax credits and non-deductible expenses.

Liquidity and Capital Resources

The Company’s primary sources of liquidity have been cash flow from operations and a line of credit with its bank.  Cash generated from operating activities of continuing operations was $6.3 million for the year ended December 31, 2014 compared to cash used of $2.8 million for the same period in 2013.

In 2014, cash generated from operations was mostly due to the add back of non-cash charges and changes in working capital.  Significant operating cash flow components include cash used to procure inventory required for planned deployments in 2015, as well as cash used through an increase in receivables resulting from significant sales volume recorded late in fiscal year 2014.  Operating cash flow was generated by an increase in accounts payable and accrued expenses mainly due to the timing of vendor payments associated with the aforementioned growth in inventory and other amounts owed to vendors.  Cash was also generated through the increase in customer deposits associated with the Company’s Hospitality segment.  In 2013, cash was used in operations mostly due to the Company's change in working capital requirements, primarily associated with decreases in accrued expenses and accounts payable due to the timing of payments made to vendors, specifically for inventory purchases and payments associated with the Company's ISR contract with the U.S. Government. This was partially offset by the add back of non-cash charges.

Cash used in investing activities from continuing operations was $10.0 million for the year ended December 31, 2014 versus $5.8 million for the same period in 2013.  In 2014, the first installment payment associated with the purchase of Brink Software Inc. accounted for approximately $5.0 million of the investing capital. Additionally, capital expenditures of $2.1 million were primarily for capital improvements made to the Company’s leased properties as well as purchases of computer equipment associated with the Company’s software support service offerings. Capitalized software was $2.9 million and was used for investments in many of the Company’s Hospitality software platforms.  In 2013, capital expenditures of $1.1 million were primarily for purchases of computer equipment associated with the Company’s software support service offerings. Capitalized software was $4.7 million and was associated with investments for the Company’s Hospitality software platforms.

Cash generated from financing activities from continuing operations was $4.8 million for the year ended December 31, 2014 versus cash used of $107,000 for the same period in 2013.  In 2014, the Company borrowed $5.0 million on its credit facility in connection with the purchase of Brink Software Inc., and decreased its long term borrowings by $165,000.  In 2013, the Company decreased its long-term borrowings by $159,000 and benefited $52,000 from the exercise of employee stock options.

During fiscal year 2013 and through June 4, 2014, the Company maintained a credit facility with J.P. Morgan Chase, N.A. and NBT Bank, N.A. (on behalf of itself and as successor by merger to Alliance Bank, N.A.) consisting of $20.0 million  in working capital lines of credit (with the option to increase to $30.0 million), which expired in June 2014. This agreement allowed the Company, at its option, to borrow funds at the LIBOR rate plus the applicable interest rate spread or at the bank's prime lending rate.  This credit facility was secured by certain assets of the Company.

On June 5, 2014, the Company executed an amendment to its then existing credit facility to provide for the renewal of the facility through June 2017, with terms generally consistent to those of its prior facility. This facility provided the Company with capital of up to $20.0 million (with the option to increase to $30.0 million) in the form of a revolving line of credit. This agreement allowed the Company, at its option, to borrow funds at the LIBOR rate plus the applicable interest rate spread or at the bank's prime lending rate.

On September 9, 2014, the Company terminated its existing credit facilities with J.P. Morgan Chase, N.A. and NBT Bank, N.A. (on behalf of itself and as successor by merger to Alliance Bank, N.A.) consisting of $20.0 million in working capital lines of credit, and the Company and its domestic subsidiaries entered into a new three-year credit facility with J.P. Morgan Chase, N.A. The terms of the new agreement provide for up to $25 million of a line of credit, with borrowing availability based on a percentage of value of various assets of the Company and its subsidiaries. The new agreement bears interest at the applicable bank rate (3.25% at December 31, 2014) or, at the Company's option, at the LIBOR rate plus the applicable interest rate spread (range of 1.5% – 2.0%). At December 31, 2014, the Company had an outstanding balance of approximately $5.0 million on this line of credit at a rate of 2.19%. The weighted average interest rate paid by the Company was approximately 2.64% during fiscal year 2014.  The new agreement contains traditional asset based loan covenants and includes covenants regarding earnings before interest, tax, depreciation & amortization (“EBITDA”) and a fixed charge coverage ratio, and provides for acceleration upon the occurrence of customary events of defaults.  The Company was in compliance with these covenants at December 31, 2014.

On March 19, 2015, the Company amended its existing Credit Facility to reduce the EBITDA requirement and extended the fixed charge coverage ratio.  The amendment provides the Company flexibility to continue investing in the Company’s future product offerings while maintaining certain covenant thresholds as defined in the amendment.  The Company anticipates it will be in compliance with its covenants throughout fiscal year 2015.

In addition to the credit facility described above, the Company has a mortgage loan, collateralized by certain real estate, with a balance of $919,000 and $1,084,000 at December 31, 2014 and 2013, respectively.  This mortgage matures on November 1, 2019. The Company's fixed interest rate was 4.05% through October 1, 2014. Beginning on October 1, 2014, the fixed rate was converted to a new rate equal to the then-current five year fixed advanced rate charged by the New York Federal Home Loan bank, plus 225 basis points.  Effective November 1, 2014, the Company entered into an agreement that fixed the interest rate at 4.00% through the maturity date of the loan. The annual mortgage payment including interest through November 1, 2019 totals $206,000.

In connection with the acquisition of Brink Software on September 18, 2014, the Company recorded indebtedness to the former owners of Brink under the stock purchase agreement.  At December 31, 2014, the principal balance of the note payable was $5.0 million and it had a carrying value of $4.8 million.  The carrying value was based on the note’s estimated fair value at the time of acquisition.  The note does not bear interest and repayment terms are $3.0 million payable on the first anniversary of close, September 18, 2015, and $2.0 million payable on the second anniversary of close, September 18, 2016.

During fiscal year 2015, the Company anticipates that its capital requirements will not exceed approximately $1.0 million to $3.0 million.  The Company does not routinely enter into long term contracts with its major Hospitality segment customers.  The Company commits to purchasing inventory from its suppliers based on a combination of internal forecasts and actual orders from customers.  This process, along with good relations with suppliers, supports the working capital investment required by the Company.  Although the Company lists two major customers, McDonald’s and Yum! Brands, it sells to hundreds of individual franchisees of these corporations, each of which is individually responsible for its own debts.  These broadly made sales substantially reduce the impact on the Company’s liquidity if one individual franchisee reduces the volume of its purchases from the Company in a given year.  The Company, based on internal forecasts, believes its existing cash, line of credit facilities and its anticipated operating cash flow will be sufficient to meet its cash requirements through the next twelve months.  However, the Company may be required, or could elect, to seek additional funding prior to that time.  The Company’s future capital requirements will depend on many factors including its rate of revenue growth, the timing and extent of spending to support product development efforts, potential growth through strategic acquisition, expansion of sales and marketing, the timing of introductions of new products and enhancements to existing products, and market acceptance of its products.  The Company cannot assure additional equity or debt financing will be available on acceptable terms or at all.  The Company’s sources of liquidity beyond twelve months, in management’s opinion, will be its cash balances on hand at that time, funds provided by operations, funds available through its lines of credit and the long-term credit facilities that it can arrange.

The Company’s future principal payments under its stock purchase agreement with Brink, mortgage and operating leases are as follows (in thousands):

	Total	Less Than 1 Year	1-3 Years	3 - 5 Years	More than 5 Years
Debt obligations	$5,739	$3,173	$2,188	$378	$-
Operating lease	7,035	1,821	2,487	1,507	1,220
Total	$12,774	$4,994	$4,675	$1,885	$1,220

Critical Accounting Policies and Estimates

The Company’s consolidated financial statements are based on the application of U.S. generally accepted accounting principles (“GAAP”).  GAAP requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported.  The Company believes its use of estimates and underlying accounting assumptions adhere to GAAP and are consistently applied.  Valuations based on estimates are reviewed for reasonableness and adequacy on a consistent basis throughout the Company.  Primary areas where financial information of the Company is subject to the use of estimates, assumptions and the application of judgment include revenue recognition, accounts receivable, inventories, accounting for business combinations, contingent consideration, goodwill and intangible assets, and taxes.

Revenue Recognition Policy

Our Hospitality group’s revenues consist of sales of the Company’s standard point-of-sale and property management systems of the Hospitality segment. We derive revenue from the following sources: (1) hardware sales, (2) software license agreements, including sold as a perpetual license and sold as a service, (3) professional services, (4) hosting services and (5) post-contract customer support ("PCS").

We recognize revenue when all four revenue recognition criteria have been met: persuasive evidence of an arrangement exists, we have delivered the product or performed the service, the fee is fixed or determinable and collection is probable. Determining whether and when some of these criteria have been satisfied often involves assumptions and judgments that can have a significant impact on the timing and amount of revenue we report.

Hardware

Revenue recognition on hardware sales occurs upon delivery to the customer site (or when shipped for systems that are not installed by the Company) when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectability is reasonably assured.

Software

Revenue recognition on software sales generally occurs upon delivery to the customer, when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectability is probable.  For software sales sold as a perpetual license and as a service, where the Company is the sole party that has the proprietary knowledge to install the software, revenue is recognized upon installation and when the system is ready to go live.

Service

Service revenue consists of installation and training services, field and depot repair, subscription software products, associated software maintenance, and software related hosted services.  Installation and training service revenue are based upon standard hourly/daily rates as well as contracted prices with the customer, and revenue is recognized as the services are performed.  Support maintenance and field and depot repair are provided to customers either on a time and materials basis or under a maintenance contract.  Services provided on a time and materials basis are recognized as the services are performed.  Service revenues from maintenance contracts are recorded as deferred revenue when billed to the customer and are recognized ratably over the underlying contract period.  Software sold as a service is recognized based on the contracted price of its contract term.

PAR frequently enters into multiple-element arrangements with its customers including hardware, software, professional consulting services and maintenance support services. For arrangements involving multiple deliverables, when deliverables include software and non-software products and services, PAR evaluates and separates each deliverable to determine whether it represents a separate unit of accounting based on the following criteria: (a) the delivered item has value to the customer on a stand-alone basis; and (b) if the contract includes a general right of return relative to the delivered item, delivery or performance of the undelivered items is considered probable and substantially in the control of PAR.

The individual hardware, service, and software offerings that are included in arrangements with our customers are identified and priced separately to the customer based upon the stand alone price for each individual hardware, service, or software sold in the arrangement irrespective of the combination of products and services which are included in a particular arrangement.  As such, overall consideration is allocated to each unit of accounting based on the unit's relative selling prices. In such circumstances, the Company uses a hierarchy to determine the selling price to be used for allocating revenue to each deliverable: (i) vendor-specific objective evidence of selling price (VSOE), (ii) third-party evidence of selling price (TPE), and (iii) best estimate of selling price (BESP). VSOE generally exists only when the Company sells the deliverable separately and is the price actually charged by the Company for that deliverable. VSOE is established for our software maintenance services to establish selling prices for our non-software related services, which include hardware maintenance, non-software related professional services, and transaction services. The Company uses BESP to allocate revenue when we are unable to establish VSOE or TPE of selling price. BESP is primarily used for elements such as products that are not consistently priced within a narrow range. The Company determines BESP for a deliverable by considering multiple factors including product and customer class, geography, average discount, and management's historical pricing practices. Amounts allocated to the delivered hardware and software elements are recognized at the time of sale provided the other conditions for revenue recognition have been met. Amounts allocated to the undelivered maintenance and other services elements are recognized as the services are provided or on a straight-line basis over the service period. In certain instances, customer acceptance is required prior to the passage of title and risk of loss of the delivered products. In such cases, revenue is not recognized until the customer acceptance is obtained. Delivery and acceptance generally occur in the same reporting period.

In situations where PAR’s solutions contain software and software related services (generally PCS and professional services), revenue is recognized in accordance with authoritative guidance on software revenue recognition.  For the software and software-related elements of such transactions, revenue is allocated based on the relative fair value of each element, and fair value is determined by vender specific objective evidence (VSOE), where available. If VSOE is not available for all elements, we will use the residual method to separate the elements as long as we have VSOE for the undelivered elements.  If the Company cannot objectively determine the fair value of any undelivered element included in such multiple-element arrangements, the Company defers the revenue until all elements are delivered and services have been performed, or until fair value can objectively be determined for any remaining undelivered elements.

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

Inventories

The Company’s inventories are valued at the lower of cost or market, with cost determined using the first-in, first-out (“FIFO”) method.  The Company uses certain estimates and judgments and considers several factors including product demand, changes in customer requirements and changes in technology to provide for excess and obsolescence reserves to properly value inventory.

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

Accounting for Business Combinations

The Company accounts for acquired businesses using the acquisition method of accounting, which requires that assets acquired and liabilities assumed be recorded at their respective fair values on the date of acquisition. The fair value of the consideration paid is assigned to the underlying net assets of the acquired business based on their respective fair values. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded to goodwill. Intangible assets are amortized over the expected life of the asset. Fair value determinations and useful life estimates are based on, among other factors, estimates of expected future cash flows from revenues of the intangible assets acquired, estimates of appropriate discount rates used to present value expected future cash flows, estimated useful lives of the intangible assets acquired and other factors. Although the Company believes the assumptions and estimates the Company has made have been reasonable and appropriate, they are based, in part, on historical experience, information obtained from the management of the acquired companies and future expectations. For these and other reasons, actual results may vary significantly from estimated results.

Contingent Consideration

The Company determines the acquisition date fair value of contingent consideration using a discounted cash flow method, with significant inputs that are not observable in the market and thus represents a Level 3 fair value measurement as defined in ASC Topic 820, Fair Value Measurement.  The significant inputs in the Level 3 measurement not supported by market activity included the Company’s probability assessments of expected future cash flows related to the Company’s acquisition of Brink during the contingent consideration period, appropriately discounted considering the uncertainties associated with the obligation, and calculated in accordance with the terms of the definitive agreement.  The liabilities for the contingent consideration are established at the time of the acquisition and will be evaluated on a quarterly basis based on additional information as it becomes available.  Any change in the fair value adjustment is recorded in the earnings of that period.  Changes in the fair value of the contingent consideration obligations may result from changes in probability assumptions with respect to the likelihood of achieving the various contingent payment obligations.  Significant increases or decreases in the inputs noted above in isolation would result in a significantly lower or higher fair value measurement.

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

The Company utilizes different methodologies in performing its goodwill impairment test.  For both the Government and Hotel/Resort/Spa reporting units, these methodologies include both an income approach, namely a discounted cash flow method, and multiple market approaches; the guideline public company method, quoted price method and merger and acquisition method (Hotel/Resort/Spa reporting unit only).  Aside from the merger and acquisition method utilized in 2014 for the Hotel/Resort/Spa reporting unit, the valuation methodologies and weightings used in the current year are generally consistent with those used in the Company’s past annual impairment tests.

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

Key assumptions within the Company’s discounted cash flow model utilized for its annual impairment test included projected financial operating results, a long term growth rate of 3% and discount rates ranging from 17.5% to 25%, depending on the reporting unit.  As stated above, as the discounted cash flow method derives value from the present value of a projected level of income stream, a modification to the Company’s projected operating results including changes to the long term growth rate could impact the fair value.  The present value of the cash flows is determined using a discount rate based on the capital structure and capital costs of comparable public companies, as well as company-specific risk premium, as identified by the Company.  A change to the discount rate could impact the fair value determination.

The market approach is a generally-accepted way of determining a value indication of a business, business ownership interest, security or intangible asset by using one or more methods that compare the subject to similar businesses, business ownership interests, securities or intangible assets that have been sold.  There are three methodologies considered under the market approach: the merger and acquisition method, the public company method and the quoted price method.

The merger & acquisition method, public company method and quoted price method of appraisal are based on the premise that pricing multiples of publicly traded companies can be used as a tool to be applied in valuing closely held companies.  The mechanics of the method require the use of the stock price in conjunction with other factors to create a pricing multiple that can be used, with certain adjustments, to apply against the subject’s similar factor to determine an estimate of value for the subject company.  The Company considered these methods appropriate as they provide an indication of fair value as supported by current market conditions.  The Company established its weighting at 10% of the fair value calculation for the public company method and quoted price method for the Government reporting unit and weightings at 10%, 5% and 5% of the fair value calculation for the merger and acquisition method, public company method and quoted price method for the Hotel/Resort/Spa reporting unit, respectively.

The most critical assumption underlying the market approaches utilized by the Company are the comparable companies utilized.  Each market approach described above estimates revenue and earnings multiples for the Company based on its comparable companies.  As such, a change to the comparable companies could have an impact on the fair value determination.

The amount of goodwill carried by the Restaurant, Hotel/Resort/Spa and Government reporting units is $10.3 million, $6.1 million and $0.7 million, respectively.  The estimated fair value of the Hotel/Resort/Spa reporting unit exceeds its carrying value by approximately 14%.  The estimated fair value of the Government reporting unit is substantially in excess of its carrying value.

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

The Company has utilized annual revenue growth rates ranging between 2% and 54%.  The high end growth rate reflects the Company’s projected revenues resulting from the release of ATRIO.  This software platform will expand the Company’s capabilities into new markets.  The Company believes these estimates are reasonable given the size of the overall market which it will enter, combined with the projected market share the Company expects to achieve.  Overall, the projected revenue growth rates ultimately trend to an estimated long term growth rate of 3%.

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

Lastly, the Company utilized a discount rate of approximately 25% for this reporting unit.  This estimate was derived through a combination of current risk-free interest rate data, financial data from companies that PAR has deemed as its competitors, and was based on volatility between the Company’s historical financial projections and actual results achieved.

The current economic conditions and the continued volatility in the U.S. and in many other countries in which the Company operates could contribute to decreased consumer confidence and continued economic uncertainty which may adversely impact the Company’s operating performance.  Although the Company has seen an improvement in the markets which it serves, the continued volatility in these markets could have an impact on purchases of the Company’s products, which could result in a reduction of sales, operating income and cash flows.  Reductions in these results could have a material adverse impact on the underlying estimates used in deriving the fair value of the Company’s reporting units used in support of its annual goodwill impairment test or could result in a triggering event requiring a fair value re-measurement, particularly if the Company is unable to achieve the estimates of revenue growth indicated in the preceding paragraphs.  These conditions may result in an impairment charge in future periods.

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

inflation

Inflation had little effect on revenues and related costs during 2014.  Management anticipates that margins will be maintained at acceptable levels to minimize the effects of inflation, if any.

interest rates

As of December 31, 2014, the Company had $5.0 million of variable debt.  The Company believes that an adverse change in interest rates of 100 basis points would not have a material impact on PAR’s business, financial condition, results of operations or cash flows.

foreign currency

The Company's primary exposures relate to certain non-dollar denominated sales and operating expenses in Europe and Asia. These primary currencies are the Great British Pound, the Euro, the Australian dollar, the Singapore dollar and the Chinese Renminbi.  Accordingly, changes in exchange rates may negatively affect our revenue and net income (loss) as expressed in U.S. dollars. We also have foreign currency risk related to foreign currency transactions and monetary assets and liabilities, including intercompany balances denominated in currencies that are not the functional currency. We have experienced and will continue to experience fluctuations in our net income (loss) as a result of gains (losses) on these foreign currency transactions and the remeasurement of monetary assets and liabilities. To date, the impacts of foreign currency exchange rate changes on our revenues and net income (loss) have not been material. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy.

Item 8:	Financial Statements and Supplementary Data

The Company’s 2014 consolidated financial statements, together with the report thereon of BDO USA, LLP dated March 31, 2015, are included elsewhere herein.  See Part IV, Item 15 for a list of Financial Statements.

Item 9:	Changes in and Disagreements With Accounting and Financial Disclosure

None.

Item 9A:	Controls and Procedures

1.	Evaluation of Disclosure Controls and Procedures.

Based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2014, the end of the period covered by this Annual Report on Form 10-K (the “Evaluation Date”), conducted under the supervision of and with the participation of the Company’s chief executive officer and principal financial officer, such officers have concluded that the Company’s disclosure controls and procedures, which are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and designed to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is accumulated and communicated to management, including the chief executive and financial officers, as appropriate, to allow timely decisions regarding required disclosures, are effective as of the Evaluation Date.

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

PAR’s management, under the supervision of and with the participation of the Company’s chief executive officer and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014.  Management based this assessment on criteria for effective internal control over financial reporting described in the 1992 “Internal Control– Integrated Framework” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission.  Based on its assessment, based on those criteria, management believes that as of December 31, 2014, the Company’s internal control over financial reporting was effective.

3.	Changes in Internal Controls over Financial Reporting.

During the Company’s last fiscal quarter of 2014 (the fourth fiscal quarter), there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13 a-15(f)) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10:	Directors, Executive Officers and Corporate Governance

The information required by this item will appear under the caption “Directors, Executive Officers and Corporate Governance” in our 2015 definitive proxy statement for the annual meeting of stockholders on May 28, 2015, to be filed under Schedule 14A, and is incorporated herein by reference.

Item 11:	Executive Compensation

The information required by this item will appear under the caption “Executive Compensation” in our 2015 definitive proxy statement for the annual meeting of stockholders on May 28, 2015, to be filed under Schedule 14A, and is incorporated herein by reference.

Item 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will appear under the caption “Security Ownership of Management and Certain Beneficial Owners” in our 2015 definitive proxy statement for the annual meeting of stockholders on May 28, 2015, to be filed under Schedule 14A, and is incorporated herein by reference.

Item 13:	Certain Relationships and Related Transactions, and Director Independence

The information required by this item will appear under the caption “Executive Compensation” in our 2015 definitive proxy statement for the annual meeting of stockholders on May 28, 2015, to be filed under Schedule 14A, and is incorporated herein by reference.

Item 14:	Principal Accounting Fees and Services

The response to this item will appear under the caption “Principal Accounting Fees and Services” in our 2015 definitive proxy statement for the annual meeting of stockholders on May 28, 2015, to be filed under Schedule 14A, and is incorporated herein by reference.

PART IV

Item 15:	Exhibits, Financial Statement Schedules

Form 10-K Page

(a)	Documents filed as a part of the Form 10-K

(b)	Exhibits

See list of exhibits on page 90.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
PAR Technology Corporation
New Hartford, New York

We have audited the accompanying consolidated balance sheets of PAR Technology Corporation and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, changes in shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PAR Technology Corporation and subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

New York, New York
March 31, 2015

PAR TECHNOLOGY CORPORATION
CONSOLIDATED BALANCE SHEETS
 (in thousands, except share amounts)

	December 31,
Assets	2014	2013
Current assets:
Cash and cash equivalents	$10,167	$10,015
Accounts receivable-net	31,445	30,688
Inventories-net	25,922	24,465
Deferred income taxes	4,512	3,747
Other current assets	4,597	3,418
Total current assets	76,643	72,333
Property, plant and equipment - net	6,137	5,494
Deferred income taxes	11,357	15,083
Goodwill	17,167	6,852
Intangible assets - net	22,952	15,071
Other assets	3,043	2,675
Total Assets	$137,297	$117,508
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$3,173	$166
Borrowings under line of credit	5,000	-
Accounts payable	19,676	17,200
Accrued salaries and benefits	6,429	6,663
Accrued expenses	6,578	2,701
Customer deposits	2,345	1,071
Deferred service revenue	12,695	12,170
Income taxes payable	475	185
Total current liabilities	56,371	40,156
Long-term debt	2,566	918
Other long-term liabilities	8,847	3,714
Total liabilities	67,784	44,788
Commitments and contingencies
Shareholders’ Equity:
Preferred stock, $.02 par value, 1,000,000 shares authorized	-	-
Common stock, $.02 par value, 29,000,000 shares authorized; 17,274,708 and 17,301,925 shares issued, 15,566,599 and 15,593,816 outstanding at December 31, 2014 and 2013, respectively	346	344
Capital in excess of par value	44,854	43,635
Retained earnings	31,465	35,116
Accumulated other comprehensive loss	(1,316)	(539)
Treasury stock, at cost, 1,708,109 shares	(5,836)	(5,836)
Total shareholders’ equity	69,513	72,720
Total Liabilities and Shareholders’ Equity	$137,297	$117,508

See accompanying notes to consolidated financial statements

PAR TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
 (in thousands, except per share amounts)

	Year ended December 31,
	2014	2013
Net revenues:
Product	$87,246	$90,847
Service	58,675	61,529
Contract	87,689	89,018
	233,610	241,394
Costs of sales:
Product	59,520	62,317
Service	40,421	43,659
Contract	82,347	82,583
	182,288	188,559
Gross margin	51,322	52,835
Operating expenses:
Selling, general and administrative	37,297	37,925
Research and development	15,965	15,567
Amortization of identifiable intangible assets	279	-
	53,541	53,492

Operating loss from continuing operations	(2,219)	(657)
Other income, net	304	506
Interest expense	(136)	(60)
Loss from continuing operations before (provision for) benefit from income taxes	(2,051)	(211)
(Provision for) benefit from income taxes	(1,600)	780
(Loss) income from continuing operations	(3,651)	569
Discontinued operations
Loss on discontinued operations (net of tax)	-	(211)
Net (loss) income	$(3,651)	$358
Basic Earnings per Share:
(Loss) income from continuing operations	(0.24)	0.04
Loss from discontinued operations	-	(0.01)
Net (loss) income	$(0.24)	$0.02
Diluted Earnings per Share:
(Loss) income from continuing operations	(0.24)	0.04
Loss from discontinued operations	-	(0.01)
Net (loss) income	$(0.24)	$0.02
Weighted average shares outstanding
Basic	15,501	15,240
Diluted	15,501	15,273

See accompanying notes to consolidated financial statements

PAR TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year ended December 31,
	2014	2013

Net (loss) income	$(3,651)	$358
Other comprehensive loss net of applicable tax:
Foreign currency translation adjustments	(777)	(435)
Comprehensive loss	$(4,428)	$(77)

See accompanying notes to consolidated financial statements

PAR TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(in thousands)

	Common Stock		Capital in excess of	Retained	Accumulated Other Comprehensive	Treasury Stock		Total Shareholders’
(in thousands)	Shares	Amount	Par Value	Earnings	Loss	Shares	Amount	Equity

Balances at December 31, 2012	17,038	$341	$43,661	$34,758	$(104)	(1,708)	$(5,834)	$72,822

Net income				358				358
Issuance of common stock upon the exercise of stock options	16	1	51			0	(2)	50
Net issuance of restricted stock awards	248	2	-					2
Equity based compensation			187					187
Stock options and awards tax benefits			(264)					(264)
Translation adjustments, net of tax of $114					(435)			(435)
Balances at December 31, 2013	17,302	344	43,635	35,116	(539)	(1,708)	(5,836)	72,720

Net loss				(3,651)				(3,651)
Net issuance of restricted stock awards	(27)	2						2
Equity based compensation			1,185					1,185
Stock options and awards tax benefits			34					34
Translation adjustments, net of tax of $476					(777)			(777)
Balances at December 31, 2014	17,275	$346	$44,854	$31,465	$(1,316)	(1,708)	$(5,836)	$69,513

See accompanying notes to consolidated financial statements

PAR TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,
	2014	2013
Cash flows from operating activities:
Net (loss) income	$(3,651)	$358
Loss from discontinued operations	-	211
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,670	2,830
Provision for bad debts	412	716
Provision for obsolete inventory	2,232	2,564
Equity based compensation	1,185	187
Deferred income tax	516	(1,878)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(1,169)	(1,514)
Inventories	(3,689)	(857)
Income tax receivable/(payable)	290	(361)
Other current assets	(1,179)	(221)
Other assets	(368)	543
Accounts payable	2,477	(3,930)
Accrued salaries and benefits	(234)	265
Accrued expenses	3,877	(1,770)
Customer deposits	1,274	(309)
Deferred service revenue	525	(352)
Other long-term liabilities	93	684
Net cash provided by (used in) operating activities-continuing operations	6,261	(2,834)
Net cash used in operating activities-discontinued operations	-	(396)
Net cash provided by (used in) operating activities	6,261	(3,230)
Cash flows from investing activities:
Capital expenditures	(2,108)	(1,136)
Capitalization of software costs	(2,894)	(4,652)
Payments for acquisition, net of cash acquired	(5,000)	-
Net cash used in investing activities	(10,002)	(5,788)
Cash flows from financing activities:
Payments of long-term debt	(165)	(159)
Proceeds from other borrowings	5,000	-
Proceeds from stock awards	2	52
Net cash provided by (used in) financing activities	4,837	(107)
Effect of exchange rate changes on cash and cash equivalents	(944)	(335)
Net increase (decrease) in cash and cash equivalents	152	(9,460)
Cash and cash equivalents at beginning of period	10,015	19,475
Cash and cash equivalents at end of period	10,167	10,015
Cash and cash equivalents of continuing operations at end of period	$10,167	$10,015

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$129	$60
Income taxes, net of refunds	$722	$1,373

Supplemental disclosures of non-cash information:
Acquisition through notes payable	$4,820	$-
Contingent consideration payable in connection with acquisition	$5,040	$-

See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Summary of Significant Accounting Policies

Basis of consolidation

The consolidated financial statements include the accounts of PAR Technology Corporation and its subsidiaries (ParTech, Inc., ParTech (Shanghai) Company Ltd., PAR Springer-Miller Systems, Inc., Springer-Miller Canada, ULC, PAR Canada ULC, PAR Government Systems Corporation, Rome Research Corporation, Brink Software, Inc. and PAR Logistics Management Systems Corporation), collectively referred to as the “Company.” All significant intercompany transactions have been eliminated in consolidation.

On January 12, 2012 PAR Technology Corporation completed its sale of substantially all of the assets of the PAR Logistics Management Systems Corporation (LMS) to ORBCOMM Inc.  The results of operations of LMS fiscal year 2013 have been recorded as discontinued operations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 205-20, Presentation of Financial Statements — Discontinued Operations. During the period ended December 31, 2014, the Company did not record any income or loss associated with its former LMS business.  During the period ended December 31, 2013, the Company recorded agreed upon working capital adjustments that resulted in a net loss of $211,000.

Business combinations

The Company accounts for business combinations pursuant to ASC 805, Business Combinations, which requires that assets acquired and liabilities assumed be recorded at their respective fair values on the date of acquisition. The fair value of the consideration paid is assigned to the underlying net assets of the acquired business based on their respective fair values. Any excess of the purchase price over the estimated fair values of the net assets acquired is allocated to goodwill (the “Acquisition Method”). The purchase price allocation process requires the Company to make significant assumptions and estimates in determining the purchase price and the assets acquired and liabilities assumed at the acquisition date. The Company’s assumptions and estimates are subject to refinement and, as a result, during the measurement period, which may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon conclusion of the measurement period, any subsequent adjustments are recorded to the Company’s consolidated statements of operations. The Company’s consolidated financial statements and results of operations reflect an acquired business after the completion of the acquisition.

Contingent Consideration

The Company determines the acquisition date fair value of contingent consideration using a discounted cash flow method, with significant inputs that are not observable in the market and thus represents a Level 3 fair value measurement as defined in ASC Topic 820, Fair Value Measurement.  The significant inputs in the Level 3 measurement not supported by market activity included the Company’s probability assessments of expected future cash flows related to the Company’s acquisition of Brink during the contingent consideration period, appropriately discounted considering the uncertainties associated with the obligation, and calculated in accordance with the terms of the definitive agreement.  The liabilities for the contingent consideration are established at the time of the acquisition and will be evaluated on a quarterly basis based on additional information as it becomes available.  Any change in the fair value adjustment is recorded in the earnings of that period.  Changes in the fair value of the contingent consideration obligations may result from changes in probability assumptions with respect to the likelihood of achieving the various contingent payment obligations.  Significant increases or decreases in the inputs noted above in isolation would result in a significantly lower or higher fair value measurement.

Revenue recognition policy

Our Hospitality group’s revenues consist of sales of the Company’s standard point-of-sale and property management systems of the Hospitality segment. We derive revenue from the following sources: (1) hardware sales, (2) software license agreements, including sold as a perpetual license and sold as a service, (3) professional services, (4) hosting services and (5) post-contract customer support ("PCS").

We recognize revenue when all four revenue recognition criteria have been met: persuasive evidence of an arrangement exists, we have delivered the product or performed the service, the fee is fixed or determinable and collection is probable. Determining whether and when some of these criteria have been satisfied often involves assumptions and judgments that can have a significant impact on the timing and amount of revenue we report.

Hardware

Revenue recognition on hardware sales occurs upon delivery to the customer site (or when shipped for systems that are not installed by the Company) when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectability is reasonably assured.

Software

Revenue recognition on software sales generally occurs upon delivery to the customer, when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectability is probable.  For software sales sold as a perpetual license and as a service, where the Company is the sole party that has the proprietary knowledge to install the software, revenue is recognized upon installation and when the system is ready to go live.

Service

Service revenue consists of installation and training services, field and depot repair, subscription software products, associated software maintenance, and software related hosted services.  Installation and training service revenue are based upon standard hourly/daily rates as well as contracted prices with the customer, and revenue is recognized as the services are performed.  Support maintenance and field and depot repair are provided to customers either on a time and materials basis or under a maintenance contract.  Services provided on a time and materials basis are recognized as the services are performed.  Service revenues from maintenance contracts are recorded as deferred revenue when billed to the customer and are recognized ratably over the underlying contract period.  Software sold as a service is recognized based on the contracted price of its contract term.

PAR frequently enters into multiple-element arrangements with its customers including hardware, software, professional consulting services and maintenance support services. For arrangements involving multiple deliverables, when deliverables include software and non-software products and services, PAR evaluates and separates each deliverable to determine whether it represents a separate unit of accounting based on the following criteria: (a) the delivered item has value to the customer on a stand-alone basis; and (b) if the contract includes a general right of return relative to the delivered item, delivery or performance of the undelivered items is considered probable and substantially in the control of PAR.

The individual hardware, service, and software offerings that are included in arrangements with our customers are identified and priced separately to the customer based upon the stand alone price for each individual hardware, service, or software sold in the arrangement irrespective of the combination of products and services which are included in a particular arrangement.  As such, overall consideration is allocated to each unit of accounting based on the unit's relative selling prices. In such circumstances, the Company uses a hierarchy to determine the selling price to be used for allocating revenue to each deliverable: (i) vendor-specific objective evidence of selling price (VSOE), (ii) third-party evidence of selling price (TPE), and (iii) best estimate of selling price (BESP). VSOE generally exists only when the Company sells the deliverable separately and is the price actually charged by the Company for that deliverable. VSOE is established for our software maintenance services to establish selling prices for our non-software related services, which include hardware maintenance, non-software related professional services, and transaction services. The Company uses BESP to allocate revenue when we are unable to establish VSOE or TPE of selling price. BESP is primarily used for elements such as products that are not consistently priced within a narrow range. The Company determines BESP for a deliverable by considering multiple factors including product and customer class, geography, average discount, and management's historical pricing practices. Amounts allocated to the delivered hardware and software elements are recognized at the time of sale provided the other conditions for revenue recognition have been met. Amounts allocated to the undelivered maintenance and other services elements are recognized as the services are provided or on a straight-line basis over the service period. In certain instances, customer acceptance is required prior to the passage of title and risk of loss of the delivered products. In such cases, revenue is not recognized until the customer acceptance is obtained. Delivery and acceptance generally occur in the same reporting period.

In situations where PAR’s solutions contain software and software related services (generally PCS and professional services), revenue is recognized in accordance with authoritative guidance on software revenue recognition.  For the software and software-related elements of such transactions, revenue is allocated based on the relative fair value of each element, and fair value is determined by vender specific objective evidence (VSOE), where available.  If VSOE is not available for all elements, we will use the residual method to separate the elements as long as we have VSOE for the undelivered amounts.  If the Company cannot objectively determine the fair value of any undelivered element included in such multiple-element arrangements, the Company defers the revenue until all elements are delivered and services have been performed, or until fair value can objectively be determined for any remaining undelivered elements.

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

Cash equivalents

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

Inventories

The Company’s inventories are valued at the lower of cost or market, with cost determined using the first-in, first-out (“FIFO”) method.  The Company uses certain estimates and judgments and considers several factors including product demand, changes in customer requirements and changes in technology to provide for excess and obsolescence reserves to properly value inventory.

Property, plant and equipment

Property, plant and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets, which range from three to twenty-five years.  Expenditures for maintenance and repairs are expensed as incurred.

Other assets

Other assets primarily consist of cash surrender value of life insurance related to the Company’s Deferred Compensation Plan.

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

Other long-term liabilities

Other long-term liabilities represent amounts owed to certain employees who are participants in the Company’s Deferred Compensation Plan and the estimated fair value of the contingent consideration payable related to the Brink acquisition.

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

Other income

The components of other income for the two years ending December 31 are as follows:

	Year ended December 31 (in thousands)
	2014	2013

Foreign currency gains / (loss)	$(154)	$146
Rental income-net	359	448
Other	99	(88)
	$304	$506

Identifiable intangible assets

The Company’s identifiable intangible assets represent intangible assets acquired from the Brink acquisition as well as internally developed software costs.  The Company capitalizes certain costs related to the development of computer software sold by its Hospitality segment. Software development costs incurred prior to establishing technological feasibility are charged to operations and included in research and development costs.  Software development costs incurred after establishing feasibility (as defined within ASC 985-20) are capitalized and amortized on a product-by-product basis when the product is available for general release to customers.  Software costs capitalized during the periods ended December 31, 2014 and 2013 were $2.9 million and $4.7 million, respectively.

Annual amortization, charged to cost of sales when the product is available for general release to customers, is computed using the greater of (a) the straight-line method over the remaining estimated economic life of the product, generally three to seven years or (b) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product.  Amortization of capitalized software costs amounted to $1.9 million and $1.3 million, in 2014 and 2013, respectively.

In 2014, the Company acquired identifiable intangible assets in connection with its acquisition of Brink Software.  Amortization of intangible assets acquired from the Brink acquisition amounted to $279,000 in 2014.  There was no amortization of prior acquisitions recorded in 2014 and 2013.

The components of identifiable intangible assets are:

	December 31, (in thousands)
	2014	2013
Acquired and internally developed software costs	$26,134	$16,640
Customer relationships	160	-
Non-competition agreements	30	-
Trademarks, trade names (non-amortizable)	2,200	1,800
	28,524	18,440
Less accumulated amortization	(5,572)	(3,369)
	$22,952	$15,071

The expected future amortization of these intangible assets assuming straight-line amortization of capitalized software costs and acquisition related intangibles is as follows (in thousands):

2015	$3,068
2016	3,465
2017	3,364
2018	3,262
2019	2,985
Thereafter	4,608
Total	$20,752

The Company has elected to test for impairment of indefinite lived intangible assets during the fourth quarter of its fiscal year.  To value the indefinite lived intangible assets, the Company utilizes the royalty method to estimate the fair values of the trademarks and trade names.  As a result of the testing, there was no related impairment charge recorded for the periods ended December 31, 2014 and 2013.

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

The following is a reconciliation of the weighted average shares outstanding for the basic and diluted earnings per share computations (in thousands, except share and per share data):

	December 31,
	2014	2013
Income (loss) from continuing operations	$(3,651)	$569

Basic:
Shares outstanding at beginning of year	15,473	15,210
Weighted average shares issued during the year	28	30
Weighted average common shares, basic	15,501	15,240
Income (loss) from continuing operations per common share, basic	$(0.24)	$0.04

Diluted:
Weighted average common shares, basic	15,501	15,240
Weighted average shares issued during the year	-	1
Dilutive impact of stock options and restricted stock awards	-	32
Weighted average common shares, diluted	15,501	15,273
Income (loss) from continuing operations per common share, diluted	$(0.24)	$0.04

At December 31, 2014 and 2013 there were 215,000 and 127,000 incremental shares, respectively, from the assumed exercise of stock options that were excluded from the computation of diluted earnings per share because of the anti-dilutive effect on earnings per share.  There were no restricted stock awards excluded from the computation of diluted earnings per share for each of the fiscal years ended December 31, 2014 and 2013.

Goodwill

The Company tests goodwill for impairment on an annual basis, or more often if events or circumstances indicate there may be impairment.  The Company operates in two business segments, Hospitality and Government.  Goodwill impairment testing is performed at the sub-segment level (referred to as a reporting unit).  The three reporting units utilized by the Company are: Restaurant, Hotel/Resort/Spa, and Government. Goodwill is assigned to reporting units at the date the goodwill is initially recorded. Once goodwill has been assigned to reporting units, it no longer retains its association with a particular acquisition, and all of the activities within a reporting unit, whether acquired or organically grown, are available to support the value of the goodwill.  The amount outstanding for goodwill was $17.2 million and $6.9 million at December 31, 2014 and 2013, respectively.  The increase was a result of $10.3 million of goodwill recorded by the Restaurant reporting unit from the acquisition of Brink Software.  There was no impairment of goodwill for the periods ending December 31, 2014 or 2013.

The changes and carrying amounts of goodwill by reporting unit were as follows (in thousands):

	Restaurants	Hotel/Resort/ Spa	Government	Total

Net Balances at December 31, 2012	$-	$6,116	$736	$6,852
Goodwill	12,433	13,946	736	27,115
Accumulated Impairment charge	(12,433)	(7,830)	-	(20,263)
Net Balances at December 31, 2013	-	6,116	736	6,852
Goodwill	12,433	13,946	736	27,115
Accumulated Impairment charge	(12,433)	(7,830)	-	(20,263)
Acquisition	10,315	-	-	10,315
Net balance at December 31, 2014	$10,315	$6,116	$736	$17,167

Impairment of long-lived assets

The Company evaluates the accounting and reporting for the impairment of long-lived assets in accordance with the reporting requirements of ASC 360-10, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company will recognize impairment of long-lived assets or asset groups if the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to such assets.  If the carrying value of a long-lived asset or asset group is considered impaired, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset or asset group for assets to be held and used, or the amount by which the carrying value exceeds the fair market value less cost to sell for assets to be sold.  No impairment was identified during 2014 or 2013.

Reclassifications

Amounts in prior years’ consolidated financial statements are reclassified whenever necessary to conform to the current year’s presentation.

Use of estimates

The preparation of the consolidated financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period.  Significant items subject to such estimates and assumptions include the recognition and measurement of assets acquired and liabilities assumed in business combinations at fair value, the carrying amount of property, plant and equipment, identifiable intangible assets and goodwill, valuation allowances for receivables, inventories and deferred income tax assets, and measurement of contingent consideration at fair value. Actual results could differ from those estimates.

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

In May 2014, the FASB amended the existing accounting standards for revenue recognition. The amendments are based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. Adoption of the amendments is required in the first quarter of fiscal 2017. Early adoption is not permitted. The amendments may be applied retrospectively to each prior period presented or with the cumulative effect recognized as of the date of initial application. PAR is currently evaluating the impact of these amendments and the transition alternatives on PAR's financial statements.

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

Note 2 — Acquisition

On September 18, 2014, PAR Technology Corporation (the "Company") and its wholly-owned subsidiary, ParTech, Inc. ("ParTech"), entered into and closed a definitive agreement with Brink Software Inc. ("Brink") and all the shareholders of Brink pursuant to which ParTech has purchased the equity interest of Brink in a two-step closing.  This acquisition was to expand the Company’s cloud based POS software offerings to complement the Company’s existing infrastructure. The guaranteed portion of the purchase price for Brink’s shares will total $10 million in cash, which is payable over a period of three years with $5.0 million paid at closing, $3.0 million payable on the first year anniversary of close, and $2.0 million payable on the second year anniversary of close.  In addition to the guaranteed payments, there is a contingent consideration of up to $7.0 million payable to the former owners of Brink based on the achievement of certain conditions as defined in the definitive agreement.

The payment of $5.0 million on September 18, 2014, was for the purchase of 51% of Brink’s outstanding shares. The remaining 49% will be purchased and transferred on September 18, 2015, the first anniversary of the initial closing date, for a purchase price of $5.0 million, $3.0 million of which will be payable at the second closing and the $2.0 million balance will be payable on September 18, 2016.  The Company has a current note payable included within the Consolidated Balance Sheet of $3.0 million for payment at the second close.  The estimated fair value of the long term portion of the note payable due on September 18, 2016 is approximately $1.8 million and is included within long-term debt in PAR’s consolidated balance sheet.  Per the stock purchase agreement, Brink shareholders assigned their voting rights of the remaining 49% of Brink shares to PAR.  As a result, PAR controls 100% of the Brink shares and fully consolidates the financial results of Brink in accordance with ASC Topic 805.  The agreement also provides for up to $1.0 million of the purchase price to be delivered into escrow if one or more claims arise within the first twelve months of the transaction. Such escrow will serve as a source of payment for any indemnification obligations that may arise.

The contingent purchase price maximum of $7.0 million can be earned through fiscal year 2018, based upon the achievement of certain conditions as defined in the definitive agreement.  The estimated fair value of this contingent consideration is approximately $5.0 million and is included within non-current liabilities in PAR’s consolidated balance sheet (see note 12).

In determining the purchase price allocation, the Company considered, among other factors, market participants’ intentions to use the acquired assets and the historical and estimated future demand for the acquired Brink POS cloud based point of sale application.As of September 18, 2014, the Company recorded an aggregate purchase price of $14.9 million, including a cash payment of $5.0 million, net of cash acquired of $184,000, plus additional estimated cash payments of $9.9 million, which represents the fair value of the remaining consideration.

The total purchase price was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed by the Company based on their fair values as of the closing date of the acquisition.  The excess of the purchase price over those fair values was recorded to goodwill.  The following table summarizes our allocation of purchase price (in thousands):

Accounts receivable	$83
Inventories	116
Intangible assets	7,190
Goodwill	10,315
Other assets	90
Total assets acquired	$17,794

Accounts payable	$124
Other current liabilites	365
Deferred tax liabilities	2,445
Total liabilities assumed	$2,934

Purchase price	$14,860

The identifiable intangible assets acquired and their estimated useful lives (based on third party valuations) are as follows:

	Fair Value	Estimated Useful Life
Trade Name	$400	Indefinite
Developed Technology	6,600	7 Years
Customer Relationships	160	7 Years
Non-Competition Agreements	30	7 Years
	$7,190

The intangible assets are being amortized on a straight line basis, which is consistent with the pattern that the economic benefits of the intangible assets are expected to be utilized based on the estimated cash flows generated from such assets.  The Company recognized approximately $279,000 of amortization expense related to the amortizable intangible assets at December 31, 2014 based on the aforementioned estimates.

On an unaudited proforma basis, assuming the completed acquisition has occurred as of the beginning of the periods presented, the consolidated results of the Company would have been as follows (in thousands, except per share amounts):

	Year ended December 31,
	2014	2013
Revenues	$235,075	$242,476
Net loss	$(4,281)	$(779)

Earnings per share:
Basic	$(0.28)	$(0.05)
Diluted	$(0.28)	$(0.05)

The unaudited proforma financial information presented above gives effect to purchase accounting adjustments which have resulted or are expected to result from the acquisition.  This proforma information is not necessarily indicative of the results that would actually have been obtained had the companies combined for the periods presents.

The Company has recognized transaction, integration, and other acquisition related costs of approximately $163,000 through December 31, 2014, which have been recorded within sales, general, and administration expense within the Company’s Consolidated Statements of Operations. Additionally, the results of the Brink acquisition acquired in 2014 contributed $832,000 to PAR’s revenue and further reduced PAR’s net loss by $145,000.  The results of operations of the Brink acquisition is reported in the Company’s consolidated results of operations of the Company from the date of acquisition.

Note 3 — Accounts Receivable

The Company’s net accounts receivable consist of:

	December 31, (in thousands)
	2014	2013
Government segment:
Billed	$9,340	$16,932
Advanced billings	(450)	(4,335)
	8,890	12,597
Hospitality segment:
Accounts receivable - net	22,555	18,091
	$31,445	$30,688

At December 31, 2014 and 2013, the Company had recorded allowances for doubtful accounts of $582,000 and $561,000, respectively, against Hospitality segment accounts receivable.  Write-offs of accounts receivable during fiscal years 2014 and 2013 were $391,000 and $696,000, respectively.  The provision for doubtful accounts recorded in the consolidated statements of operations was $412,000 and $716,000 in 2014 and 2013, respectively.

Note 4 — Inventories

Inventories are used primarily in the manufacture, maintenance, and service of the Hospitality segment systems.  Inventories are net of related reserves. The components of inventories-net are:

	December 31, (in thousands)
	2014	2013
Finished Goods	$13,609	$12,033
Work in process	457	297

Component parts	3,748	3,558
Service parts	8,108	8,577
	$25,922	$24,465

Note 5 — Property, Plant and Equipment

The components of property, plant and equipment are:

	December 31, (in thousands)
	2014	2013
Land	$253	$253
Building and improvements	6,467	6,540
Rental property	5,308	5,311
Furniture and equipment	13,177	25,431
	25,205	37,535
Less accumulated depreciation	(19,070)	(32,041)
	$6,135	$5,494

The estimated useful lives of buildings and improvements and rental property are twenty to twenty-five years.  The estimated useful lives of furniture and equipment range from three to eight years.  Depreciation expense was $1,467,000 and $1,502,000 for 2014 and 2013, respectively.

The Company leases a portion of its headquarters facility to various tenants.  Net rent received from these leases totaled $359,000 and $448,000 for 2014 and 2013, respectively.  Future minimum rent payments due to the Company under these lease arrangements are approximately $237,000 in 2015 and 2016 and $178,000 in 2017.

The Company leases office space under various operating leases. Rental expense on these operating leases was approximately $2.0 million and $2.6 million for 2014 and 2013, respectively.  Future minimum lease payments under all non-cancelable operating leases are (in thousands):

2015	1,821
2016	1,456
2017	1,031
2018	786
2019	721
Thereafter	1,220
$7,035

Note 6 — Debt

During fiscal year 2013 and through June 4, 2014, the Company maintained a credit facility with J.P. Morgan Chase, N.A. and NBT Bank, N.A. (on behalf of itself and as successor by merger to Alliance Bank, N.A.) consisting of $20.0 million  in working capital lines of credit (with the option to increase to $30.0 million), which expired in June 2014.  This agreement allowed the Company, at its option, to borrow funds at the LIBOR rate plus the applicable interest rate spread or at the bank's prime lending rate.  This credit facility was secured by certain assets of the Company.

On June 5, 2014, the Company executed an amendment to its then existing credit facility to provide for the renewal of the facility through June 2017, with terms generally consistent to those of its prior facility.  This facility provided the Company with capital of up to $20.0 million (with the option to increase to $30.0 million) in the form of a revolving line of credit.  This agreement allowed the Company, at its option, to borrow funds at the LIBOR rate plus the applicable interest rate spread or at the bank's prime lending rate.

On September 9, 2014, the Company terminated its existing credit facilities with J.P. Morgan Chase, N.A. and NBT Bank, N.A. (on behalf of itself and as successor by merger to Alliance Bank, N.A.) consisting of $20.0 million in working capital lines of credit, and the Company and its domestic subsidiaries entered into a new three-year credit facility with J.P. Morgan Chase, N.A. The terms of the new agreement provide for up to $25 million of a line of credit, with borrowing availability based on a percentage of value of various assets of the Company and its subsidiaries. The new agreement bears interest at the applicable bank rate (3.25% at December 31, 2014) or, at the Company's option, at the LIBOR rate plus the applicable interest rate spread (range of 1.5% – 2.0%).  At December 31, 2014, the Company had an outstanding balance of approximately $5.0 million on this line of credit at a rate of 2.19%.  The weighted average interest rate paid by the Company was approximately 2.64% during fiscal year 2014.   The new agreement contains traditional asset based loan covenants and includes covenants regarding earnings before interest, tax, depreciation & amortization (“EBITDA”) and a fixed charge coverage ratio, and provides for acceleration upon the occurrence of customary events of defaults.  The Company was in compliance with these covenants at December 31, 2014.

On March 19, 2015, the Company amended its existing Credit Facility to reduce the EBITDA requirement and extended the fixed charge coverage ratio.  The amendment provides the Company flexibility to continue investing in the Company’s future product offerings while maintaining certain covenant thresholds as defined in the amendment.  The Company anticipates it will be in compliance with its covenants throughout fiscal year 2015.

In addition to the credit facility described above, the Company has a mortgage loan, collateralized by certain real estate, with a balance of $919,000 and $1,084,000 at December 31, 2014 and 2013, respectively.  This mortgage matures on November 1, 2019.  The Company's fixed interest rate was 4.05% through October 1, 2014.  Beginning on October 1, 2014, the fixed rate was converted to a new rate equal to the then-current five year fixed advanced rate charged by the New York Federal Home Loan bank, plus 225 basis points.  Effective November 1, 2014, the Company entered into an agreement that fixed the interest rate at 4.00% through the maturity date of the loan.  The annual mortgage payment including interest through November 1, 2019 totals $206,000.

In connection with the acquisition of Brink Software on September 18, 2014, the Company recorded indebtedness to the former owners of Brink under the stock purchase agreement.  At December 31, 2014, the principal balance of the note payable was $5.0 million and it had a carrying value of $4.8 million.  The carrying value was based on the note’s estimated fair value at the time of acquisition.  The note does not bear interest and repayment terms are $3.0 million payable on the first anniversary of close, September 18, 2015, and $2.0 million payable on the second anniversary of close, September 18, 2016.

The Company’s future principal payments under the stock purchase agreement and its mortgage are as follows (in thousands):

2015	$3,173
2016	2,000
2017	188
2018	195
2019	183
$5,739

Note 7 — Stock Based Compensation

The Company recognizes all stock-based compensation to employees, including grants of employee stock options and restricted stock awards, in the financial statements as compensation cost over the vesting period based on their fair value on the date of grant.  Total stock-based compensation expense included in selling, general and administrative expense in 2014 and 2013 was $1,185,000 and $187,000, respectively.  The amount recorded for the twelve months ended December 31, 2014 and 2013 was recorded net of benefits of $114,000 and $436,000, as the result of forfeitures of unvested stock awards prior to the completion of the requisite service period.  The amount of total stock based compensation includes $608,000 and $438,000 in 2014 and 2013, respectively, relating to restricted stock awards.  No compensation expense has been capitalized during 2014 and 2013.

The Company has reserved 2,250,000 shares under its 2005 Equity Incentive Plan (“EIP”).  Stock options under this Plan may be incentive stock options or nonqualified stock options. The Plan also provides for restricted stock awards, including performance based awards.  Stock options are nontransferable other than upon death.  Option grants generally vest over a one to five year period after the grant and typically expire ten years after the date of the grant. The EIP provides for the grant of several different forms of stock-based compensation, including stock options to purchase shares of PAR common stock. The Compensation Committee of the Board of Directors (Compensation Committee) has discretion to determine the material terms and conditions of option awards under the EIP, provided that (i) the exercise price must be no less than the fair market value of PAR common stock (defined as the closing price) on the date of grant, (ii) the term must be no longer than ten years, and (iii) in no event shall the normal vesting schedule provide for vesting in less than one year. Other terms and conditions of an award of stock options will be determined by the Compensation Committee as set forth in the agreement relating to that award. The Compensation Committee has authority to administer the EIP.

Information with respect to stock options included within this plan is as follows:

	No. of Shares (in thousands)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2013	1,048	$5.45	$270
Options granted	417	5.15
Forfeited and cancelled	(225)	5.16
Outstanding at December 31, 2014	1,240	$5.28	$1,264
Vested and expected to vest at December 31, 2014	1,192	$5.28	$1,215
Total shares exercisable as of December 31, 2014	344	$5.60	$344
Shares remaining available for grant	332

The weighted average grant date fair value of options granted during the years 2014 and 2013 was $1.68 and $1.55, respectively.  There were no options exercised during the year ended December 31, 2014.  The total intrinsic value of options exercised during the year ended December 31, 2013 was $11,000.    New shares of the Company’s common stock are issued as a result of stock option exercises in 2013.  The fair value of options at the date of the grant was estimated using the Black-Scholes model with the following assumptions for the respective period ending December 31:

	2014	2013

Expected option life	5.9 years	4.6 years
Weighted average risk-free interest rate	1.7%	1.3%
Weighted average expected volatility	31%	33%
Expected dividend yield	0%	0%

For the years ended December 31, 2014 and 2013, the expected option life was based on the Company’s historical experience with similar type options.  Expected volatility is based on historical volatility levels of the Company’s common stock over the preceding period of time consistent with the expected life.  The risk-free interest rate is based on the implied yield currently available on U.S. Treasury zero coupon issues with a remaining term equal to the expected life.  Stock options outstanding at December 31, 2014 are summarized as follows:

Range of Exercise Prices	Number Outstanding (in thousands)	Weighted Average Remaining Life	Weighted Average Exercise Price

$4.06 - $6.25	1,203	8.62 years	$5.07
$6.26 - $11.40	37	1.37 years	$10.04
$4.06 - $11.40	1,240	8.41 years	$5.28

At December 31, 2014 the aggregate unrecognized compensation cost of unvested equity awards, as determined using a Black-Scholes option valuation model, was $1.7 million (net of estimated forfeitures) which is expected to be recognized as compensation expense in fiscal years 2015 through 2018.

Current year activity with respect to the Company’s non-vested restricted stock awards is as follows:

Non-vested shares (in thousands)	Shares	Weighted Average grant- date fair value
Balance at January 1, 2014	277	$4.65
Granted	170	5.24
Vested	(112)	4.23
Forfeited and cancelled	(62)	3.46
Balance at December 31, 2014	273	$4.68

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

During 2014 and 2013, the Company issued 170,000 and 247,000 restricted stock awards, respectively, at a per share price of $0.02.  Included within the equity grants were approximately 109,000 performance based restricted stock awards which vest upon the achievement of Business Unit and Consolidated financial goals relative to fiscal years 2014 through 2016.  These equity awards are forfeited if the performance conditions are not achieved for each fiscal year.  For the periods ended December 31, 2014 and 2013, the Company recognized compensation expense related to the performance awards based on its estimate of the probability of achievement in accordance with ASC Topic 718.  The Company did not recognize any compensation expense related to the performance awards for the period ended December 31, 2013.

The fair value of restricted stock awards is based on the average price of the Company’s common stock on the date of grant.  The weighted average grant date fair value of restricted stock awards granted during the years 2014 and 2013 was $5.24 and $4.50, respectively.  In accordance with the terms of the restricted stock award agreements, the Company released 112,000 and 49,000 shares during 2014 and 2013, respectively.  During 2014, there were 62,000 shares of restricted stock cancelled, of which 52,000 were performance based restricted shares.  During 2013, there were 95,000 shares of restricted stock cancelled, of which 93,000 were performance based restricted shares.

Note 8— Income Taxes

The provision for (benefit from) income taxes from continuing operations consists of:

	Year ended December 31, (in thousands)
	2014	2013

Current income tax:
Federal	$115	$(16)
State	212	27
Foreign	757	1,087
	1,084	1,098
Deferred income tax:
Federal	370	(1,813)
State	146	(65)
	516	(1,878)
Provision for (benefit from) income taxes	$1,600	$(780)

No deferred tax benefit or expense related to discontinued operations was recorded in fiscal year 2014 compared to a benefit of $108,000 during fiscal year 2013.

Deferred tax liabilities (assets) are comprised of the following at:

	December 31, (in thousands)
	2014	2013
Deferred tax liabilities:
Software development costs	$4,984	$5,042
Acquired intangible assets	2,350	-
Gross deferred tax liabilities	7,334	5,042

Allowances for bad debts and inventory	(4,524)	(3,819)
Capitalized inventory costs	(114)	(122)
Intangible assets	(2,100)	(3,223)
Employee benefit accruals	(1,715)	(1,764)
Federal net operating loss carryforward	(9,249)	(10,524)
State net operating loss carryforward	(1,104)	(1,200)
Tax credit carryforwards	(7,809)	(4,979)
Foreign currency	(33)	(33)
Other	(502)	(585)
Gross deferred tax assets	(27,150)	(26,249)

Less valuation allowance	3,947	2,377

Net deferred tax assets	$(15,869)	$(18,830)

The Company has Federal tax credit carryforwards of $4.5 million that expire in various tax years from 2015 to 2034.  The Company has a Federal operating loss carryforward of $26.4 million that expires in various tax years through 2034.  Of the operating loss carryforward, $1.6 million will result in a benefit within additional paid in capital when realized.  The Company also has state tax credit carryforwards of $307,000 and state net operating loss carryforwards of $20.1 million which expire in various tax years through 2034.  In assessing the ability to realize deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  As a result of this analysis and based on the current year’s taxable loss, management determined that it is more likely than not that the future benefit associated with the foreign tax credit carryforwards and certain state tax credits and loss carryforwards will not be realized.  As a result, the Company recorded tax expense associated with an additional deferred tax asset valuation allowance of $1.6 million and $179,000 for 2014 and 2013, respectively.

The Company records the benefits relating to uncertain tax positions only when it is more likely than not (likelihood of greater than 50%), based on technical merits, that the position would be sustained upon examination by taxing authorities. Tax positions that meet the more likely than not threshold are measured using a probability-weighted approach as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement.   At December 31, 2014, the Company’s reserve for uncertain tax positions is not material and the Company believes it has adequately provided for its tax-related liabilities.  The Company is no longer subject to United States federal income tax examinations for years before 2011.  The provision for (benefit from) income taxes differed from the provision computed by applying the Federal statutory rate to income (loss) from continuing operations before taxes due to the following:

	Year ended December 31,
	2014	2013
Federal statutory tax rate	(34.0)%	(34.0)%
State taxes	13.8	1.7
Non deductible expenses	10.1	61.3
Tax credits	(21.5)	(378.2)
Repatriation of foreign earnings	109.8	0.0
Foreign income tax rate differential	(79.3)	(103.0)
Valuation allowance	76.6	84.8
Other	2.5	(2.4)
	78.0%	(369.8)%

Note 9 — Employee Benefit Plans

The Company has a deferred profit-sharing retirement plan that covers substantially all employees. The Company’s annual contribution to the plan is discretionary. The Company’s did not make a contribution in 2014 or 2013.  The plan also contains a 401(k) provision that allows employees to contribute a percentage of their salary up to the statutory limitation.  These contributions are matched at the rate of 10% by the Company. The Company’s matching contributions under the 401(k) component were $318,000 and $299,000 in 2014 and 2013, respectively.

The Company also maintains an incentive-compensation plan. Participants in the plan are key employees as determined by the Board of Directors and executive management. Compensation under the plan is based on the achievement of predetermined financial performance goals of the Company and its subsidiaries.  Awards under the plan are payable in cash.  Awards under the plan totaled $656,000 and $620,000, in 2014 and 2013, respectively.

The Company also sponsors a Deferred Compensation Plan for a select group of highly compensated employees.  Participants may make elective deferrals of their salary to the plan in excess of tax code limitations that apply to the Company’s qualified plan.  The Company invests the participants’ deferred amounts to fund these obligations.  The Company also has the sole discretion to make employer contributions to the plan on behalf of the participants, though it did not make any employer contributions in 2014 or 2013.

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

The Company has two reportable segments, Hospitality and Government.  The Hospitality segment offers integrated solutions to the hospitality industry.  These offerings include industry leading hardware and software applications utilized at the point-of-sale, back of store and corporate office, property management, spa and activity applications and includes the acquisition of Brink Software.  This segment also offers customer support including field service, installation, and twenty-four hour telephone support and depot repair.  The Government segment performs complex technical studies, analysis, and experiments, develops innovative solutions, and provides world-class on-site engineering in support of advanced defense, security, and aerospace systems.  This segment also provides affordable expert on-site services for operating and maintaining U.S. Government-owned communication assets.

Information as to the Company’s segments is set forth below.  Amounts below exclude discontinued operations.

	Year ended December 31, (in thousands)
	2014	2013
Revenues:
Hospitality	$145,921	$152,376
Government	87,689	89,018
Total	$233,610	$241,394

Operating income (loss) :
Hospitality	$(5,312)	$(5,005)
Government	4,883	5,949
Other	(1,790)	(1,601)
	(2,219)	(657)
Other income, net	304	506
Interest expense	(136)	(60)
Income from continuing operations before provision for income taxes	$(2,051)	$(211)

Identifiable assets:
Hospitality	$104,027	$81,386
Government	11,221	16,936
Other	22,049	19,186
Total	$137,297	$117,508

Goodwill:
Hospitality	$16,431	$6,116
Government	736	736
Total	$17,167	$6,852

Depreciation and amortization:
Hospitality	$3,341	$2,454
Government	50	46
Other	279	330
Total	$3,670	$2,830

Capital expenditures including software costs:
Hospitality	$3,997	$5,523
Government	36	63
Other	969	202
Total	$5,002	$5,788

The following table presents revenues by country based on the location of the use of the product or services.

	December 31,
	2014	2013
United States	$202,573	$201,815
Other Countries	31,037	39,579
Total	$233,610	$241,394

The following table presents assets by country based on the location of the asset.

	December 31,
	2014	2013
United States	$116,155	$99,937
Other Countries	21,142	17,571
Total	$137,297	$117,508

Customers comprising 10% or more of the Company’s total revenues are summarized as follows:

	December 31,
	2014	2013
Hospitality segment:
McDonald’s Corporation	16%	19%
Yum! Brands, Inc.	12%	13%
Government segment:
U.S. Department of Defense	38%	37%
All Others	34%	31%
	100%	100%

Note 12 — Fair Value of Financial Instruments

The Company’s financial instruments have been recorded at fair value using available market information and valuation techniques.  The fair value hierarchy is based upon three levels of input, which are:

Level 1 − quoted prices in active markets for identical assets or liabilities (observable)

Level 2 − inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in inactive markets, or other inputs that are observable market data for essentially the full term of the asset or liability (observable)

Level 3 − unobservable inputs that are supported by little or no market activity, but are significant to determining the fair value of the asset or liability (unobservable)

The Company’s financial instruments consist primarily of cash and cash equivalents, trade receivables, trade payables and debt instruments. For cash and cash equivalents, trade receivables and trade payables, the carrying amounts of these financial instruments as of December 31, 2014 and 2013 were considered representative of their fair values.  The estimated fair value of the Company’s long-term debt and line of credit at December 31, 2014 and 2013 was based on variable and fixed interest rates at December 31, 2014 and 2013, respectively, for new issues with similar remaining maturities and approximates the respective carrying values at December 31, 2014 and 2013.

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

The Company has obligations, to be paid in cash, to the former owners of Brink Software, based on the achievement of certain conditions as defined in the definitive agreement (see note 2).  The fair value of this contingent consideration payable was estimated using a discounted cash flow method, with significant inputs that are not observable in the market and thus represents a Level 3 fair value measurement as defined in ASC 820, Fair Value Measurements and Disclosures. The significant inputs in the Level 3 measurement not supported by market activity included the Company’s probability assessments of expected future cash flows related to the Company’s acquisition of Brink Software during the contingent consideration period, appropriately discounted considering the uncertainties associated with the obligation, and calculated in accordance with the terms of the definitive agreement.  The liabilities for the contingent consideration were established at the time of the acquisition and will be evaluated on a quarterly basis based on additional information as it becomes available.  Any change in the fair value adjustment is recorded in the earnings of that period.  Changes in the fair value of the contingent consideration obligations may result from changes in probability assumptions with respect to the likelihood of achieving the various contingent payment obligations.Significant increases or decreases in the inputs noted above in isolation would result in a significantly lower or higher fair value measurement.

The following table presents a summary of changes in fair value of the Company’s Level 3 assets and liabilities that are measured at fair value on a recurring basis (in thousands):

Level 3 Inputs
Liabilities
Balance at December 31, 2013	$-
New level 3 liability (contingent consideration liability)	5,040
Total gains (losses) reported in earnings	-
Transfers into or out of Level 3	-
Balance at December 31, 2014	$5,040

Note 13 — Related Party Transactions

The Company leases its corporate wellness facility to related parties at a current rate of $9,775 per month. The Company receives a complimentary membership to this facility which is provided to all employees.  During 2014 and 2013 the Company received rental income amounting to $117,300 for the lease of the facility in each year.

Note 14 — Subsequent Events

On March 19, 2015, the Company amended its credit facility with J.P. Morgan Chase, N.A.  See Note 6 for further details.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAR TECHNOLOGY CORPORATION

March 31, 2015	/s/ Ronald J. Casciano
Ronald J. Casciano
Chief Executive Officer & President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Ronald J. Casciano
Ronald J. Casciano	Chief Executive Officer &President	March 31, 2015

/s/ John S. Barsanti
John S. Barsanti	Director	March 31, 2015

/s/ Paul D. Eurek
Paul D. Eurek	Director	March 31, 2015

/s/ Todd E. Tyler
Todd E. Tyler	Director	March 31, 2015

/s/ John W. Sammon
John W. Sammon	Director	March 31, 2015

/s/ Steven M. Malone
Steven M. Malone	Vice President, Controller andChief Accounting Officer(Principal Financial Officer)	March 31, 2015

List of Exhibits

Exhibit No.	Description of Instrument

3.(i)	Certificate of Incorporation, as amended May 22, 2014.	Filed as Exhibit 3(i) to Form 8-K filed May 29, 2014 of PAR Technology Corporation and incorporated herein by reference.

3.(ii)	By-laws, as amended May 22, 2014.	Filed as Exhibit 3.(ii) to Form 8-K filed May 29, 2014 of PAR Technology Corporation incorporated herein by reference.

3.3	By-laws, as amended.	Filed as Exhibit 3(ii) to Form 8-K filed March 25, 2013 of PAR Technology Corporation and incorporated herein by reference.

3.4	By-laws, as amended July 29, 2013	Filed as Exhibit 3(ii) to Form 8-K filed August 2, 2013 of PAR Technology Corporation and incorporated herein by reference.

4	Specimen Certificate representing the Common Stock.	Filed as Exhibit 4 to Registration Statement on Form S-2 (Registration No. 333-04077) of PAR Technology Corporation incorporated herein by reference.

10.1	Letter of Agreement with Sanmina– SCI Corporation	Filed as Exhibit 10.1 to Form S-3/A (Registration No. 333-102197) of PAR Technology Corporation incorporated herein by reference.

10.2	JP Morgan term loan.	Filed as Exhibit 10.3 to Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.

10.3	2005 Equity Incentive Plan of PAR Technology Corporation	Filed as Exhibit 4.2 to Form S-8 (Registration No. 333-137647) of PAR Technology Corporation and incorporated herein by reference.

10.4	2005 Equity Incentive Plan, as amended	Filed as Exhibit 4.1 to Registration Statement on Form S-8 (Registration No. 333-187246) of PAR Technology Corporation incorporated herein by reference.

List of Exhibits (Continued)

Exhibit No.	Description of Instrument

10.6	Form of Restricted Stock Award Agreement Pursuant to the 2005 Equity Incentive Plan	Filed as Exhibit 10.1 to Form 10-Q as for the quarter ended June 30, 2013 and incorporated by reference.

10.7	Pledge and Security Agreement with JP Morgan Chase	Filed as Exhibit 10.2 to Form 8-K dated June 16, 2008 of PAR Technology Corporation and incorporated herein by reference.

10.8	Separation Letter Agreement dated March 25, 2013 between Registrant and Paul B. Domorski.	Filed as an Exhibit 10.4 to Form 10-Q for the quarter ended March 31, 2013 and incorporated herein by reference.

10.9	June 2011 – Amended and Restated Credit Agreement with JPMorgan Chase Bank, N.A; NBT Bank, N.A.; Alliance Bank, N.A.	Filed as an Exhibit 10.1 to Form 8-K dated June 6, 2011 of PAR Technology Corporation and incorporated herein by reference.

10.10	June 2011 - Amendment No. 1 to Pledge and Security Agreement with JPMorgan Chase Bank, N.A.	Filed as an Exhibit 10.2 to Form 8-K dated June 6, 2011 of PAR Technology Corporation and incorporated herein by reference.

10.11 ***
December 2011 - Asset Purchase and Sale Agreement by and between PAR Technology Corporation , PAR Government Systems Corporation, PAR Logistics Management Systems Corporation and  ORBCOMM Inc. and PLMS Acquisition, LLC.
Filed as an Exhibit 10.13 to Form 10-K dated April 4, 2012 of PAR Technology Corporation and incorporated herein by reference.

10.12	February 2013 - Amendment No. 2 to Pledge and Security Agreement with JPMorgan Chase Bank, N.A.	Filed as an Exhibit 10.14 to Form 10-K dated March 13, 2013 of PAR Technology Corporation and incorporated herein by reference.

10.13	Employment Offer Letter dated March 21, 2013 between Registrant and Ronald J. Casciano	Filed as an Exhibit 10.1*+ to Form 10-Q for the quarter ended March 31, 2013 and incorporated herein by reference.

10.14	Employment Offer Letter dated March 21, 2013 between Registrant and Robert P. Jerabeck	Filed as an Exhibit 10.2*+ to Form 10-Q for the quarter ended March 31, 2013 and incorporated herein by reference.

10.15	Employment Offer Letter dated March 21, 2013 between Registrant and Karen E. Sammon	Filed as an Exhibit 10.3*+ to Form 10-Q for the quarter ended March 31, 2013 and incorporated herein by reference.

List of Exhibits (Continued)

Exhibit No.	Description of Instrument

10.16	Form of Notice of Equity Award and Agreement Pursuant to the 2005 Equity Incentive Plan	Filed as an Exhibit 10.17 to Form 10-K dated March 14, 2014 of Par Technology Corporation and incorporated herein by reference

10.17	June 2014 – Amendment No. 3 to Pledge and Security Agreement with JPMorgan Chase Bank, N.A.	Filed as an Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2014 and incorporated herein by reference

10.18 ***	Credit Agreement with JPMorgan Chase Bank, N.A. dated as of September 9, 2014	Filed as an Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2014 and incorporated herein by reference

10.19	Pledge and Security Agreement with JPMorgan Chase Bank, N.A. dated as of September 9, 2014	Filed as an Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2014 and incorporated herein by reference

10.20 ***	Stock Purchase Agreement by and among Brink Software, Inc., the Shareholders, ParTech, Inc., and Par Technology Corporation dated as of September 18, 2014	Filed as an Exhibit 10.3 to Form 10-Q for the quarter ended September 30, 2014 and incorporated herein by reference

10.21	Form of Outside Director Notice of Restricted Stock Award and Agreement Pursuant to the 2005 Equity Incentive Plan

10.23	Form of Notice of Award and Agreement Pursuant to the 2005 Equity Incentive Plan

10.24 ***	Second Amendment to Credit Agreement and Other Loan Documents with JPMorgan Chase Bank, N.A. dated as of March 19, 2014

22	Subsidiaries of the registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer & President Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Vice President, Controller and Chief Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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