Form 10-Q
period 2015-03-31
PAR TECHNOLOGY CORP
filed 2015-05-08
CIK 708821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2015.  Commission File Number 1-9720

OR

☐TRANSITION REPORT TO SECTION 13 OR 15(d) OF THE
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
Yes ☐ No  ☒

The number of shares outstanding of registrant's common stock, as of May 1, 2015 – 15,515,847 shares.

FORM 10-Q

PART I
FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	For the three months ended March 31,
	2015	2014
Net revenues:
Product	$21,686	$18,592
Service	14,102	14,250
Contract	23,836	23,699
	59,624	56,541
Costs of sales:
Product	14,841	12,903
Service	9,320	9,553
Contract	22,474	22,072
	46,635	44,528
Gross margin	12,989	12,013
Operating expenses:
Selling, general and administrative	9,064	9,263
Research and development	4,345	3,864
Amortization of identifiable intangible assets	249	-
	13,658	13,127
Operating loss	(669)	(1,114)
Other expense, net	(229)	(78)
Interest expense	(86)	(17)
Loss before benefit from income taxes	(984)	(1,209)
Benefit from income taxes	599	220
Net loss	$(385)	$(989)
Earnings per Share:
Basic	$(0.02)	$(0.06)
Diluted	$(0.02)	$(0.06)
Weighted average shares outstanding
Basic	15,596	15,499
Diluted	15,596	15,499

See accompanying notes to consolidated financial statements

PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(Unaudited)

	For the three months ended March 31,
	2015	2014
Net loss	$(385)	$(989)
Other comprehensive loss, net of applicable tax:
Foreign currency translation adjustments	(255)	10
Comprehensive loss	$(640)	$(979)

See accompanying notes to consolidated financial statements

PAR TECHNOLOGY CORPORATIONAND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
(Unaudited)

Assets	March 31, 2015	December 31, 2014
Current assets:
Cash and cash equivalents	$5,968	$10,167
Accounts receivable-net	32,383	31,445
Inventories-net	27,227	25,922
Deferred income taxes	5,689	4,512
Other current assets	5,225	4,597
Total current assets	76,492	76,643
Property, plant and equipment - net	6,070	6,135
Deferred income taxes	11,235	11,357
Goodwill	17,167	17,167
Intangible assets - net	22,825	22,952
Other assets	3,158	3,043
Total Assets	$136,947	$137,297
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$3,174	$3,173
Borrowings under line of credit	1,227	5,000
Accounts payable	16,103	19,676
Accrued salaries and benefits	5,509	6,429
Accrued expenses	5,536	6,578
Customer deposits	6,143	2,345
Deferred service revenue	18,635	12,695
Income taxes payable	321	475
Total current liabilities	56,648	56,371
Long-term debt	2,548	2,566
Other long-term liabilities	8,739	8,847
Total liabilities	67,935	67,784
Commitments and contingencies
Shareholders’ Equity:
Preferred stock, $.02 par value, 1,000,000 shares authorized	-	-
Common stock, $.02 par value, 29,000,000 shares authorized; 17,240,340 and 17,274,708 shares issued, 15,532,231 and 15,566,599 outstanding at March 31, 2015 and December 31, 2014, respectively	345	346
Capital in excess of par value	44,994	44,854
Retained earnings	31,080	31,465
Accumulated other comprehensive loss	(1,571)	(1,316)
Treasury stock, at cost, 1,708,109 shares	(5,836)	(5,836)
Total shareholders’ equity	69,012	69,513
Total Liabilities and Shareholders’ Equity	$136,947	$137,297

See accompanying notes to consolidated financial statements

PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the three months ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(385)	$(989)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization and accretion	1,143	830
Provision for bad debts	150	242
Provision for obsolete inventory	421	826
Equity based compensation	245	523
Deferred income tax	(1,055)	(221)
Changes in operating assets and liabilities:
Accounts receivable	(1,088)	(3,706)
Inventories	(1,726)	795
Income tax payable	(154)	(265)
Other current assets	(628)	140
Other assets	(115)	(157)
Accounts payable	(3,573)	737
Accrued salaries and benefits	(920)	(1,319)
Accrued expenses	(1,042)	479
Customer deposits	3,798	(79)
Deferred service revenue	5,940	4,115
Other long-term liabilities	(108)	(42)
Deferred tax equity based compensation	(105)	-
Net cash provided by operating activities	798	1,909
Cash flows from investing activities:
Capital expenditures	(303)	(591)
Capitalization of software costs	(622)	(994)
Net cash used in investing activities	(925)	(1,585)
Cash flows from financing activities:
Payments of long-term debt	(43)	(55)
Payments of other borrowings	(3,773)	-
Proceeds and excess tax benefits from stock awards, net	(1)	2
Net cash used in financing activities	(3,817)	(53)
Effect of exchange rate changes on cash and cash equivalents	(255)	10
Net (decrease) increase in cash and cash equivalents	(4,199)	281
Cash and cash equivalents at beginning of period	10,167	10,015
Cash and equivalents at end of period	$5,968	$10,296

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	54	17
Income taxes, net of refunds	154	268

See accompanying notes to consolidated financial statements

PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Summary of Significant Accounting Policies

The accompanying unaudited interim consolidated financial statements have been prepared by PAR Technology Corporation (the “Company” or “PAR”) in accordance with U.S. generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements.  Accordingly, these interim financial statements do not include all information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of the Company, such unaudited statements include all adjustments (which comprise only normal recurring accruals) necessary for a fair presentation of the results for such periods.  The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results of operations to be expected for any future period.  The consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2014 included in the Company’s December 31, 2014 Annual Report to the Securities and Exchange Commission on Form 10-K.

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

Note 2 — Acquisition

On September 18, 2014, PAR and its wholly-owned subsidiary, ParTech, Inc. ("ParTech"), entered into and closed a definitive agreement with Brink Software Inc. ("Brink") and all the shareholders of Brink pursuant to which ParTech has purchased the equity interest of Brink in a two-step closing.  This acquisition was to expand the Company’s cloud based POS software offerings to complement the Company’s existing infrastructure. The guaranteed portion of the purchase price for Brink’s shares will total $10 million in cash, which is payable over a period of two years with $5.0 million paid at closing, $3.0 million payable on the first year anniversary of close, and $2.0 million payable on the second year anniversary of close.  In addition to the guaranteed payments, there is a contingent consideration of up to $7.0 million payable to the former owners of Brink based on the achievement of certain conditions as defined in the definitive agreement.

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

The contingent purchase price maximum of $7.0 million can be earned through fiscal year 2018, based upon the achievement of certain conditions as defined in the definitive agreement.  The estimated fair value of this contingent consideration is approximately $5.0 million and is included within non-current liabilities in PAR’s consolidated balance sheet.

On an unaudited proforma basis, assuming the completed acquisition had occurred as of the beginning of the period presented, the consolidated results of the Company would have been as follows (in thousands, except per share amounts):

For the three months ended March 31, 2014
Revenues	$56,903
Net loss	$(1,246)

Earnings per share:
Basic	$(0.08)
Diluted	$(0.08)

The unaudited proforma financial information presented above gives effect to purchase accounting adjustments which have resulted or are expected to result from the acquisition.  This proforma information is not necessarily indicative of the results that would actually have been obtained had the companies combined for the periods presents.

Note 3 — Accounts Receivable

The Company’s net accounts receivable consist of:

	(in thousands)
	March 31, 2015	December 31, 2014
Government segment:
Billed	$11,265	$9,340
Advanced billings	(770)	(450)
	10,495	8,890
Hospitality segment:
Accounts receivable - net	21,888	22,555
	$32,383	$31,445

At March 31, 2015 and December 31, 2014, the Company had recorded allowances for doubtful accounts of $711,000  and $582,000, respectively, against Hospitality accounts receivable.

Note 4 — Inventories

Inventories are primarily used in the manufacture, maintenance and service of Hospitality segment systems.  The components of inventories-net are:

	(in thousands)
	March 31, 2015	December 31, 2014
Finished goods	$14,378	$13,609
Work in process	317	457
Component parts	4,334	3,748
Service parts	8,198	8,108
	$27,227	$25,922

Note 5 — Identifiable intangible assets

The Company’s identifiable intangible assets represent intangible assets acquired from the Brink acquisition as well as internally developed software costs.  The Company capitalizes certain costs related to the development of computer software sold by its Hospitality segment. Software development costs incurred prior to establishing technological feasibility are charged to operations and included in research and development costs in the period the costs are incurred.  Software development costs incurred after establishing technological feasibility (as defined within ASC 985-20) are capitalized and amortized on a product-by-product basis when the product is available for general release to customers.  Software costs capitalized during the three months ended March 31, 2015 were $622,000.  Software costs capitalized during the three ended March 31, 2014 were $994,000.

Annual amortization, charged to cost of sales when the product is available for general release to customers, is computed using the greater of (a) the straight-line method over the remaining estimated economic life of the product, generally three to seven years or (b) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product. Amortization of capitalized software costs for the three months ended March 31, 2015 were $500,000.  Amortization costs for the three months ended March 31, 2014 were $464,000.

During the three months ended March 31, 2015, the Company recorded $249,000 of amortization expense associated with acquired identifiable intangible assets from the acquisition of Brink Software.  The Company did not record any amortization expense associated with acquired identifiable intangible assets for the three months ended March 31, 2014.

The components of identifiable intangible assets are:

	(in thousands)
	March 31, 2015	December 31, 2014
Acquired and internally developed software costs	$26,756	$26,134
Customer relationships	160	160
Non-competition agreements	30	30
Trademarks, trade names (non-amortizable)	2,200	2,200
	29,146	28,524
Less accumulated amortization	(6,321)	(5,572)
	$22,825	$22,952

The expected future amortization of these intangible assets assuming straight-line amortization of capitalized software costs and acquisition related intangibles is as follows, (in thousands):

2015	$2,418
2016	3,580
2017	3,479
2018	3,377
2019	3,069
Thereafter	4,702
Total	$20,625

Note 6 — Stock Based Compensation

The Company applies the fair value recognition provisions of ASC Topic 718 Stock-Based Compensation.  The Company recorded stock based compensation of $245,000 and $523,000 for the three months ended March 31, 2015 and March 31, 2014, respectively.  The amount recorded for the three months ended March 31, 2015 was recorded net of benefits of $28,000 as a result of forfeitures of unvested stock awards prior to the completion of the requisite service period.  At March 31, 2015, the aggregate unrecognized compensation expense related to non-vested equity awards was $1.3 million (net of estimated forfeitures), which is expected to be recognized as compensation expense in fiscal years 2015 through 2018.

For the three month period ended March 31, 2015, the Company recognized compensation expense related to the performance awards based on its estimate of the probability of achievement in accordance with ASC Topic 718.

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

For the three months ended March 31, 2015 and 2014 there was no anti-dilutive stock options outstanding as the Company reported a net loss for both periods.

The following is a reconciliation of the weighted average shares outstanding for the basic and diluted EPS computations (in thousands, except per share data):

	For the three months ended March 31,
	2015	2014
Net loss	$(385)	$(989)

Basic:
Shares outstanding at beginning of period	15,592	15,473
Weighted average shares issued during the period, net	4	26
Weighted average common shares, basic	15,596	15,499
Net loss per common share, basic	$(0.02)	$(0.06)
Diluted:
Weighted average common shares, basic	15,596	15,499
Dilutive impact of stock options and restricted stock awards	-	-
Weighted average common shares, diluted	15,596	15,499
Net loss per common share, diluted	$(0.02)	$(0.06)

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

Information noted as “Other” primarily relates to the Company’s corporate, home office operations.

Information as to the Company's segments is set forth below.

	(in thousands) For the three months ended March 31,
	2015	2014
Revenues:
Hospitality	$35,788	$32,842
Government	23,836	23,699
Total	$59,624	$56,541

Operating income (loss):
Hospitality	$(1,641)	$(2,061)
Government	1,245	1,487
Other	(273)	(540)
	(669)	(1,114)
Other income, net	(229)	(78)
Interest expense	(86)	(17)
Loss before benefit from income taxes	$(984)	$(1,209)

Depreciation, amortization and accretion:
Hospitality	$1,062	$745
Government	12	13
Other	69	72
Total	$1,143	$830

Capital expenditures including software costs:
Hospitality	$865	$1,441
Government	-	26
Other	60	118
Total	$925	$1,585

Revenues by country:
United States	$53,253	$49,555
Other Countries	6,371	6,986
Total	$59,624	$56,541

The following table represents identifiable assets by business segment:

	(in thousands)
	March 31, 2015	December 31, 2014

Hospitality	$102,514	$104,027
Government	12,958	11,221
Other	21,475	22,049
Total	$136,947	$137,297

The following table represents assets by country based on the location of the assets:

	(in thousands)
	March 31, 2015	December 31, 2014
United States	$121,991	$116,155
Other Countries	14,956	21,142
Total	$136,947	$137,297

The following table represents Goodwill by business segment:

	(in thousands)
	March 31, 2015	December 31, 2014
Hospitality	$16,431	$16,431
Government	736	736
Total	$17,167	$17,167

Customers comprising 10% or more of the Company's total revenues are summarized as follows:

	For the three months ended March 31,
	2015	2014
Hospitality segment:
McDonald’s Corporation	16%	14%
Yum! Brands, Inc.	7%	11%
Government segment:
U.S. Department of Defense	40%	42%
All Others	37%	33%
	100%	100%

No other customer within All Others represented more than 10% of the Company’s total revenue for the three months ended March 31, 2015 or 2014.

Item 2:	Management's Discussion and Analysis of Financial Condition and Results of Operations
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

Overview

PAR's technology solutions for the Hospitality segment feature software, hardware and support services tailored for the needs of restaurants, hotels, resorts and spas, casinos, cruise lines, movie theatres, theme parks and retailers.  The Company's Government segment provides technical expertise to the U.S. Department of Defense (“DoD”) and other federal agencies serving Intelligence, Surveillance and Reconnaissance (“ISR”) needs in geospatial intelligence, geographic information systems, and command and control applications; additionally, this segment provides mission critical telecommunications, satellite command and control, and information technology operations and maintenance services worldwide to the U.S. DoD.

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

The focus of the Company’s Government business is to expand its services and solutions business lines. Through outstanding performance of existing contracts and investing in enhancing its business development capabilities, the Company is able to consistently win contracts renewals, extend existing contracts, and secure additional new business.  With its intellectual property and investment in new technologies, the Company provides solutions to the U.S. Department of Defense and other federal agencies with highly-specialized expertise, systems integration, and products.

Results of Operations —
Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

PAR reported revenues of $59.6 million for the quarter ended March 31, 2015, an increase of 5.5% from the $56.5 million reported for the quarter ended March 31, 2014.  PAR reported a net loss of $385,000 or $0.02 loss per share for the first quarter of 2015 versus a net loss of $989,000 or $0.06 loss per share for the same period in 2014.

Product revenues were $21.7 million for the quarter ended March 31, 2015, an increase of 16.6% from the $18.6 million recorded for the same period in 2014.  This increase was primarily driven by higher revenues generated from PAR’s tier one accounts. In addition, sales made through the Company’s worldwide dealer network and software licenses increased 19% and 27%, respectively, on a year over year basis.

Service revenues were $14.1 million for the quarter ended March 31, 2015, a decrease of 1.0% from the $14.3 million reported for the same period in 2014.  The decrease is mostly the result of a decline in field service revenue as certain customers transitioned to alternative service support delivery models.  Partially offsetting the decrease was an increase in software related services due to an increase in software sold as a service and professional services performed during the quarter.  In addition, there was an increase in revenue from our time and material related repair contracts.

Contract revenues were $23.8 million for the quarter ended March 31, 2015, compared to $23.7 million reported for the same period in 2014, an increase of 1.0%.  This increase is mostly driven by increased activity within the Company’s Intelligence, Surveillance and Reconnaissance contracts, predominantly Eagle Intel-X.  The increases were offset with a decrease in revenue from certain fixed price technical services contracts that were completed in 2014.

Product margins for the quarter ended March 31, 2015 were 31.6%, an increase from 30.6% for the same period in 2014.  Product margin was favorably impacted by the increase in software sales and lower overhead costs, partially offset by an unfavorable hardware mix during the quarter.

Service margins were 33.9% for the quarter ended March 31, 2015; an increase from the 33.0% recorded for the same period in 2014.  Service margins have been favorably impacted by an increase in software related services during the period, including professional services and software sold as a service revenues, generated by sales of our hospitality technology software platforms.

Contract margins were 5.7% for the quarter ended March 31, 2015, compared to 6.9% for the same period in 2014.  This variance is the result of an unfavorable contract mix.  In addition, during fiscal year 2014, the Company realized significant margin on certain fixed price technical services contracts that were modified during that year.  The most significant components of contract costs in 2015 and 2014 were labor and fringe benefits.  For the first quarter of 2015, labor and fringe benefits were $9.1 million or 41% of contract costs compared to $10.0 million or 45% of contract costs for the same period in 2014.  This decrease in percentage is mostly attributable to the higher amount of subcontract revenue associated with the Company's Eagle Intel-X contract in 2015.

Selling, general and administrative (SG&A) expenses were $9.1 million for the period ending March 31, 2015, a decrease of 2.1%, compared to the $9.3 million for the period ending March 31, 2014.  The decrease is primarily attributable to lower equity based compensation expense and the Company’s execution of cost reduction initiatives within its Hospitality operations.  The Company continues to monitor its cost structure, including strategic initiatives to reduce its fixed costs.

Research and development (R&D) expenses were $4.3 million for the quarter ended March 31, 2015, up from the $3.9 million recorded for the same period in 2014.  This increase was primarily due to an increase in hardware R&D associated with next generation hardware products, as well as an increase in software R&D associated with the Company’s Brink software application.

During the quarter ended March 31, 2015, the Company recorded $249,000 of amortization expense associated with acquired identifiable intangible assets from the acquisition of Brink Software.  The Company did not record any amortization expense associated with acquired identifiable intangible assets for the quarter ended March 31, 2014.

Other expense, net, was $229,000 for the quarter ended March 31, 2015 compared to other expenses of $78,000 for the same period in 2014.  Other income/expense primarily includes, fair market value fluctuations of the Company's deferred compensation plan, rental income, and foreign currency fair value adjustments.  The increased expense in 2015 is primarily due to foreign currency adjustments and lower rental income.

Interest expense represents interest charged on the Company's short-term borrowings and from long-term debt.  Interest expense was $86,000 for the quarter ended March 31, 2015 as compared to $17,000 for the same period in 2014.  This increase is associated with higher outstanding borrowing in 2015 as compared to the same period in 2014.

For the three months ended March 31, 2015, the Company's effective income tax benefit was 60.9%, compared to 18.2% for the same period in 2014.  The variances from the federal statutory rate for 2015 and 2014 were due to the mix of projected taxable income from the Company's domestic and foreign jurisdictions expected for full year fiscal 2015 and 2014.

Liquidity and Capital Resources

The Company's primary sources of liquidity have been cash flow from operations and its bank line of credit.  Cash generated in operating activities of continuing operations was $0.8 million for the three months ended March 31, 2015 compared to $1.9 million for the same period in 2014.

In 2015, cash generated from operations was mostly due to the add back of non-cash charges and changes in working capital requirements, primarily associated with increases in deferred revenue based on timing of billings for the Company’s service contracts and customer deposits associated with the Company’s Hospitality segment.  This was partially offset by decreases in accrued expenses and accounts payable from timing of payments made to vendors, specifically inventory purchases.  In 2014, cash generated in operations was mostly due to the add back of non-cash charges and changes in working capital requirements, primarily associated with increases in deferred revenue based on timing of billings for the Company’s service contracts offset by increases in accounts receivable based on timing of product sales and contract billings.

Cash used in investing activities was $0.9 million for the three months ended March 31, 2015 versus $1.6 million for the same period in 2014.  In 2015, capital expenditures of $303,000 were primarily for capital improvements made to the Company’s leased properties as well as purchases of computer equipment associated with the Company’s software support service offerings.  Capitalized software was $622,000 and was associated with investments for various Hospitality software platforms.  In 2014, capital expenditures of $591,000 were primarily for capital improvements made to the Company’s leased properties as well as purchases of computer equipment associated with the Company’s software support service offerings.  Capitalized software was $994,000 and was associated with investments for various Hospitality software platforms.

Cash used in financing activities was $3.8 million for the three months ended March 31, 2015 versus cash used of $53,000 in 2014.  In 2015, the Company decreased borrowings on its credit facility by $3.8 million and its long-term debt by $43,000.  In 2014, the Company decreased its long-term debt by $55,000 offset by proceeds from stock awards of $2,000.

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

On September 9, 2014, the Company terminated its existing credit facilities with J.P. Morgan Chase, N.A. and NBT Bank, N.A. (on behalf of itself and as successor by merger to Alliance Bank, N.A.) consisting of $20.0 million in working capital lines of credit, and the Company and its domestic subsidiaries entered into a new three-year credit facility with J.P. Morgan Chase, N.A. The terms of the new agreement provide for up to $25 million of a line of credit, with borrowing availability based on a percentage of value of various assets of the Company and its subsidiaries. The new agreement bears interest at the applicable bank rate (3.25% at March 31, 2015) plus applicable interest rate spread up to 0.25% or, at the Company's option, at the LIBOR rate plus the applicable interest rate spread (range of 1.5% – 2.0%).  At March 31, 2015, the Company had an outstanding balance of approximately $1.2 million on this line of credit at a rate of 3.50%.  The weighted average interest rate paid by the Company was approximately 3.50% during fiscal year 2015.   The new agreement contains traditional asset based loan covenants and includes covenants regarding earnings before interest, tax, depreciation & amortization (“EBITDA”) and a fixed charge coverage ratio, and provides for acceleration upon the occurrence of customary events of defaults.

On March 19, 2015, the Company amended its existing credit facility to reduce the EBITDA requirement and extend the fixed charge coverage ratio.  The amendment provides the Company flexibility to continue investing in the Company’s future product offerings while maintaining certain covenant thresholds as defined in the amendment.  The Company is in compliance with the credit facility covenants as of March 31, 2015.

In addition to the credit facility described above, the Company has a mortgage loan, collateralized by certain real estate.  This mortgage matures on November 1, 2019.  The Company's fixed interest rate was 4.05% through October 1, 2014.  Beginning on October 1, 2014, the fixed rate was converted to a new rate equal to the then-current five year fixed advanced rate charged by the New York Federal Home Loan bank, plus 225 basis points.  Effective November 1, 2014, the Company entered into an agreement that fixed the interest rate at 4.00% through the maturity date of the loan.  The annual mortgage payment including interest through November 1, 2019 totals $206,000.

In connection with the acquisition of Brink Software on September 18, 2014, the Company recorded indebtedness to the former owners of Brink under the stock purchase agreement.  At March 31, 2015, the principal balance of the note payable was $5.0 million and it had a carrying value of $4.8 million.  The initial carrying value was based on the note’s estimated fair value at the time of acquisition with the difference being accreted to interest expense.  Repayment terms are $3.0 million payable on the first anniversary of close, September 18, 2015, and $2.0 million payable on the second anniversary of close, September 18, 2016.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In April 2015, the FASB issued new guidance related to the presentation of debt issuance costs, which amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability, consistent with debt discounts, instead of a deferred charge asset. The new standard is effective for the Company beginning in its first quarter of fiscal 2016, with early adoption permitted. The Company is evaluating the impact the adoption of this standard will have on its consolidated financial statements.

In April 2015, the FASB issued new guidance related to accounting for the fees paid in a cloud computing arrangement, which provides guidance to customers about whether a cloud computing arrangement includes a software license. If considered a software license, the arrangement should be accounted for as an acquisition of a software license. If not considered a software license, the arrangement should be accounted for as a service contract. The new standard is effective for the Company beginning in its first quarter of fiscal 2016, with early adoption permitted. The Company is evaluating the impact the adoption of this standard will have on its consolidated financial statements.

In August 2014, the FASB issued new guidance related to disclosures around going concern, including management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related disclosures when conditions or events raise substantial doubt about an entity's ability to continue as a going concern. The new standard is effective for the Company beginning in its first quarter of fiscal 2017, with early adoption permitted. The impact of adopting this guidance on January 1, 2017 is not expected to have a material impact on our consolidated financial statements.

In June 2014, the Financial Accounting Standards Board (FASB) issued amended guidance on the accounting for certain share-based employee compensation awards. The amended guidance requires that share-based employee compensation awards with terms of a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award and compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved. The Company is required to adopt this guidance for its annual and interim periods beginning March 1, 2016. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In May 2014, the FASB amended the existing accounting standards for revenue recognition. The amendments are based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized.  The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers.  In April 2015, the FASB voted to propose a one-year deferral of the effective date of the new revenue standard.  Under the proposal, the new guidance will be effective for the Company beginning in its first quarter of fiscal 2018. The amendments may be applied retrospectively to each prior period presented or with the cumulative effect recognized as of the date of initial application. PAR is currently evaluating the impact of these amendments and the transition alternatives on PAR's financial statements.

Recently Adopted Accounting Pronouncements

In April 2014, the FASB issued guidance that raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and other disposals that do not meet the definition of a discontinued operations. The new guidance defines a discontinued operation as a disposal of a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results. The new guidance was effective on January 1, 2015, with early adoption permitted.  The adoption of this amendment on January 1, 2015 did not have a significant impact on the Company's financial position or results of operations.

Critical Accounting Policies

In PAR’s Annual Report on Form 10-K for the year ended December 31, 2014, the Company disclosed accounting policies, referred to as critical accounting policies, that require management to use significant judgment or that require significant estimates.  Management regularly reviews the selection and application of the Company’s critical accounting policies.  There have been no updates to the critical accounting policies contained in PAR’s Annual Report on Form 10-K for the year ended December 31, 2014.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

INFLATION

Inflation had little effect on revenues and related costs during the three months ended March 31, 2015.  Management anticipates that margins will be maintained at acceptable levels to minimize the effects of inflation, if any.

INTEREST RATES

As of March 31, 2015, the Company has $1.2 million of variable debt.  The Company believes that an adverse change in interest rates of 100 basis points would not have a material impact on PAR’s business, financial condition, results of operations or cash flows.

FOREIGN CURRENCY

The Company's primary exposures relate to certain non-dollar denominated sales and operating expenses in Europe and Asia. These primary currencies are the Great British Pound, the Euro, the Australian dollar, the Singapore dollar and the Chinese Renminbi.  Accordingly, changes in exchange rates may negatively affect our revenue and net income (loss) as expressed in U.S. dollars. The Company also has foreign currency risk related to foreign currency transactions and monetary assets and liabilities, including intercompany balances denominated in currencies that are not the functional currency. The Company has experienced and will continue to experience fluctuations in our net income (loss) as a result of gains (losses) on these foreign currency transactions and the remeasurement of monetary assets and liabilities. To date, the impacts of foreign currency exchange rate changes on our revenues and net income (loss) have not been material. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy.

Item 4.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

Based on an evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2015, the end of the period covered by this Quarterly Report on Form 10-Q (the "Evaluation Date"), conducted under the supervision of and with the participation of the Company's chief executive officer and principal financial officer, such officers have concluded that the Company's disclosure controls and procedures, which are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and designed to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is accumulated and communicated to management including the chief executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosures, are effective as of the Evaluation Date.

(b)	Changes in Internal Control over Financial Reporting.

There was no change in the Company's internal controls over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, such internal controls over financial reporting.

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

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

List of Exhibits

Exhibit No.	Description of Instrument

31.1	Certification of Chief Executive Officer & President Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Corporate Controller & Chief Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification of Chief Executive Officer & President and CorporateController & Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAR TECHNOLOGY CORPORATION
(Registrant)

Date: May 8, 2015

/s/ MATTHEW J. TRINKAUS
Matthew J. Trinkaus
Corporate Controller & Chief Accounting Officer

Exhibit Index

Exhibit No.	Description of Instrument	Sequential Page Number

31.1	Certification of Chief Executive Officer & President Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	E-1

31.2	Certification of Corporate Controller & Chief Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	E-2

32.1
Certification of Chief Executive Officer & President and Corporate Controller & Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
E-3