Form 10-Q
period 2015-06-30
PAR TECHNOLOGY CORP
filed 2015-08-14
CIK 708821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2015.  Commission File Number 1-9720

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
Yes ☐  No  ☒

The number of shares outstanding of registrant's common stock, as of August 1, 2015 – 15,542,100 shares.

FORM 10-Q

PART I
FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
Net revenues:
Product	$25,802	$22,953	47,488	$41,545
Service	15,929	14,920	30,031	29,170
Contract	21,561	19,529	45,397	43,228
	63,292	57,402	122,916	113,943
Costs of sales:
Product	18,172	15,815	33,013	28,718
Service	10,404	10,831	19,724	20,384
Contract	20,189	18,495	42,663	40,567
	48,765	45,141	95,400	89,669
Gross margin	14,527	12,261	27,516	24,274
Operating expenses:
Selling, general and administrative	9,253	9,513	18,317	18,776
Research and development	4,420	3,761	8,765	7,625
Amortization of identifiable intangible assets	249	-	498	-
	13,922	13,274	27,580	26,401
Operating income (loss)	605	(1,013)	(64)	(2,127)
Other (expense) income, net	(10)	406	(239)	328
Interest expense	(85)	(25)	(171)	(42)
Income (loss) before (provision for) benefit from income taxes	510	(632)	(474)	(1,841)
(Provision for) or benefit from income taxes	(409)	113	190	333
Net income (loss)	$101	$(519)	$(284)	$(1,508)
Earnings (loss) per Share:
Basic	$0.01	$(0.03)	$(0.02)	$(0.10)
Diluted	$0.01	$(0.03)	$(0.02)	$(0.10)
Weighted average shares outstanding
Basic	15,584	15,612	15,541	15,473
Diluted	15,671	15,612	15,541	15,473

See accompanying notes to consolidated financial statements

[1]

PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	For the three months ended June 30,	For the three months ended June 30,	For the six months ended June 30,	For the six months ended June 30,
	2015	2014	2015	2014
Net income (loss)	$101	$(519)	$(284)	$(1,508)
Other comprehensive loss, net of applicable tax:
Foreign currency translation adjustments	(23)	(95)	(278)	(85)
Comprehensive income (loss)	$78	$(614)	$(562)	$(1,593)

See accompanying notes to consolidated financial statements

[2]

PAR TECHNOLOGY CORPORATIONAND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
(Unaudited)

Assets	June 30, 2015	December 31, 2014
Current assets:
Cash and cash equivalents	$5,136	$10,167
Accounts receivable-net	34,467	31,445
Inventories-net	24,936	25,922
Deferred income taxes	5,583	4,512
Other current assets	4,352	4,597
Total current assets	74,474	76,643
Property, plant and equipment - net	6,353	6,135
Deferred income taxes	10,948	11,357
Goodwill	17,167	17,167
Intangible assets - net	22,863	22,952
Other assets	3,676	3,043
Total Assets	$135,481	$137,297
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$3,176	$3,173
Borrowings under line of credit	3,276	5,000
Accounts payable	15,422	19,676
Accrued salaries and benefits	6,376	6,429
Accrued expenses	6,150	6,578
Customer deposits	4,078	2,345
Deferred service revenue	16,175	12,695
Income taxes payable	373	475
Total current liabilities	55,026	56,371
Long-term debt	2,528	2,566
Other long-term liabilities	8,765	8,847
Total liabilities	66,319	67,784
Commitments and contingencies
Shareholders’ Equity:
Preferred stock, $.02 par value, 1,000,000 shares authorized	-	-
Common stock, $.02 par value, 29,000,000 shares authorized; 17,250,209 and 17,274,708 shares issued, 15,542,100 and 15,566,599 outstanding at June 30, 2015 and December 31, 2014, respectively	345	346
Capital in excess of par value	45,066	44,854
Retained earnings	31,181	31,465
Accumulated other comprehensive loss	(1,594)	(1,316)
Treasury stock, at cost, 1,708,109 shares	(5,836)	(5,836)
Total shareholders’ equity	69,162	69,513
Total Liabilities and Shareholders’ Equity	$135,481	$137,297

See accompanying notes to consolidated financial statements

[3]

PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the six months ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(284)	$(1,508)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation, amortization and accretion	2,310	1,661
Provision for bad debts	276	205
Provision for obsolete inventory	792	1,534
Equity based compensation	273	802
Deferred income tax	(662)	(355)
Changes in operating assets and liabilities:
Accounts receivable	(3,298)	(850)
Inventories	194	506
Income tax payable	(102)	(441)
Other current assets	245	169
Other assets	(633)	(221)
Accounts payable	(4,254)	539
Accrued salaries and benefits	(53)	(701)
Accrued expenses	(428)	1,010
Customer deposits	1,733	(320)
Deferred service revenue	3,480	3,751
Other long-term liabilities	(82)	(10)
Deferred tax equity based compensation	(61)	-
Net cash (used in) provided by operating activities	(554)	5,771
Cash flows from investing activities:
Capital expenditures	(959)	(1,171)
Capitalization of software costs	(1,429)	(1,526)
Net cash used in investing activities	(2,388)	(2,697)
Cash flows from financing activities:
Payments of long-term debt	(86)	(82)
Payments of other borrowings	(1,724)	-
Proceeds and excess tax benefits from stock awards, net	(1)	3
Net cash used in financing activities	(1,811)	(79)
Effect of exchange rate changes on cash and cash equivalents	(278)	(57)
Net (decrease) increase in cash and cash equivalents	(5,031)	2,938
Cash and cash equivalents at beginning of period	10,167	10,015
Cash and equivalents at end of period	$5,136	$12,953

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	111	42
Income taxes, net of refunds	102	416

See accompanying notes to consolidated financial statements

[4]

PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Summary of Significant Accounting Policies

The accompanying unaudited interim consolidated financial statements have been prepared by PAR Technology Corporation (the “Company” or “PAR”) in accordance with U.S. generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements.  Accordingly, these interim financial statements do not include all information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of the Company, such unaudited statements include all adjustments (which comprise only normal recurring accruals) necessary for a fair presentation of the results for such periods.  The results of operations for the six months ended June 30, 2015 are not necessarily indicative of the results of operations to be expected for any future period.  The consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2014 included in the Company’s December 31, 2014 Annual Report to the Securities and Exchange Commission on Form 10-K.

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

The payment of $5.0 million on September 18, 2014, was for the purchase of 51% of Brink’s outstanding shares. The remaining 49% will be purchased and transferred on September 18, 2015, the first anniversary of the initial closing date, for a purchase price of $5.0 million, $3.0 million of which will be payable at the second closing and the $2.0 million balance will be payable on September 18, 2016.  The Company has a current note payable included within the Consolidated Balance Sheet of $3.0 million for payment at the second close.  The estimated fair value of the long term portion of the note payable due on September 18, 2016 is approximately $1.9 million and is included within long-term debt in PAR’s consolidated balance sheet.  Per the stock purchase agreement, Brink shareholders assigned their voting rights of the remaining 49% of Brink shares to PAR.  As a result, PAR controls 100% of the Brink shares and fully consolidates the financial results of Brink in accordance with ASC Topic 805.  The agreement also provides for up to $1.0 million of the purchase price to be delivered into escrow if one or more claims arise within the first twelve months of the transaction. Such escrow will serve as a source of payment for any indemnification obligations that may arise.

[5]

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

On an unaudited proforma basis, assuming the completed acquisition had occurred as of the beginning of the period presented, the consolidated results of the Company would have been as follows (in thousands, except per share amounts):

	For the three months ended June 30, 2014	For the six months ended June 30, 2014
Revenues	$57,868	$114,771
Net loss	$(502)	$(1,501)

Earnings per share:
Basic	$(0.03)	$(0.10)
Diluted	$(0.03)	$(0.10)

The unaudited proforma financial information presented above gives effect to purchase accounting adjustments which have resulted or are expected to result from the acquisition.  This proforma information is not necessarily indicative of the results that would actually have been obtained had the companies combined for the periods presents.

Note 3 — Accounts Receivable, net

	(in thousands)
	June 30, 2015	December 31, 2014
Government segment:
Billed	$10,018	$9,340
Advanced billings	(1,485)	(450)
	8,533	8,890
Hospitality segment:
Accounts receivable - net	25,934	22,555
	$34,467	$31,445

At June 30, 2015 and December 31, 2014, the Company had recorded allowances for doubtful accounts of $553,000 and $582,000, respectively, against Hospitality accounts receivable.

[6]

Note 4 — Inventories, net

Inventories are primarily used in the manufacture and service of Hospitality products.  The components of inventory consist of the following:

	(in thousands)
	June 30, 2015	December 31, 2014
Finished goods	$12,776	$13,609
Work in process	535	457
Component parts	3,794	3,748
Service parts	7,831	8,108
	$24,936	$25,922

At June 30, 2015 and December 31, 2014, the Company had recorded inventory reserves of $8.5 million and $7.9 million, respectively, against Hospitality inventories.

Note 5 — Identifiable intangible assets and Goodwill

The Company capitalizes certain costs related to the development of computer software sold by its Hospitality segment. Software development costs incurred prior to establishing technological feasibility are charged to operations and included in research and development costs in the period the costs are incurred.  Software development costs incurred after establishing technological feasibility (as defined within ASC 985-20) are capitalized and amortized on a product-by-product basis when the product is available for general release to customers.  Software costs capitalized during the three months and six months ended June 30, 2015 were $807,000 and $1,429,000 respectively.  Software costs capitalized during the three and six months ended June 30, 2014 were $532,000 and $1,526,000, respectively.

Annual amortization, charged to cost of sales when the product is available for general release to customers, is computed using the greater of (a) the straight-line method over the remaining estimated economic life of the product, generally three to seven years or (b) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product. Amortization of capitalized software costs for the three and six months ended June 30, 2015 were $520,000 and $1,020,000, respectively.  Amortization for the three and six months ended June 30, 2014 were $468,000 and $932,000, respectively.

During the three and six months ended June 30, 2015, the Company recorded $249,000 and $498,000, respectively, of amortization expense associated with acquired identifiable assets from the acquisition of Brink Software that was acquired on September 18, 2014.  The Company did not record amortization expense associated with acquired identifiable assets for the three and six months ended June 30, 2014.

The components of identifiable intangible assets are:

	(in thousands)
	June 30, 2015	December 31, 2014
Acquired and internally developed software costs	$27,563	$26,134
Customer relationships	160	160
Non-competition agreements	30	30
Trademarks, trade names (non-amortizable)	2,200	2,200
	29,953	28,524
Less accumulated amortization	(7,090)	(5,572)
	$22,863	$22,952

[7]

The future amortization of these intangible assets assuming straight-line amortization of capitalized software costs is as follows (in thousands):

2015	$1,707
2016	3,700
2017	3,599
2018	3,448
2019	3,069
Thereafter	5,140
Total	$20,663

The Company tests goodwill for impairment on an annual basis, or more often if events or circumstances indicate that there may be impairment.  The Company operates in two business segments, Hospitality and Government.  Goodwill impairment testing is performed at the sub-segment level (referred to as a reporting unit).  The three reporting units utilized by the Company for its impairment testing are: Restaurant, Hotel/Resort/Spa, and Government.  Goodwill is assigned to a specific reporting unit at the date the goodwill is initially recorded.  Once goodwill has been assigned to a specific reporting unit, it no longer retains its association with a particular acquisition, and all of the activities within a reporting unit, whether acquired or organically grown, are available to support the value of the goodwill.

During the second quarter of 2015, the Company determined, as a result of the potential decline in fair value for one of the Company’s reporting segments, a goodwill impairment triggering event has occurred.  However, due to the significant effort that is required to determine the implied fair value of the reporting unit’s goodwill, we are unable to reasonably estimate the amount of goodwill impairment, if any, during the second quarter.  The Company will conduct a formal impairment test prior to the required annual test in the fourth quarter, which may result in a material impairment charge.  The amount of goodwill carried by the Restaurants, Hotel/Resort/Spa and Government reporting units is $10.3 million, $6.1 million and $0.7 million, respectively, at June 30, 2015 and December 31, 2014.

Note 6 — Stock Based Compensation

The Company applies the fair value recognition provisions of ASC Topic 718 Stock-Based Compensation.  The Company recorded stock based compensation of $28,000 and $273,000 for the three and six months ended June 30, 2015, respectively.  Total stock-based compensation expense included within operating expenses for the three and six months ended June 30, 2014 was $278,000 and $802,000, respectively.  At June 30, 2015, the unrecognized compensation expense related to non-vested equity awards was $1.1 million (net of estimated forfeitures), which is expected to be recognized as compensation expense in fiscal years 2015 through 2018.

During the first six months of 2015, the Company granted a total of 34,152 equity awards as approved by the Company’s Compensation Committee of its Board of Directors to its board members and various employees of the Company under the 2005 Equity Incentive Plan.  The awards granted are time vested over specific service periods as defined in the agreements.

For the three and six month period ended June 30, 2015, the Company recognized compensation expense related to the performance awards based on its estimate of the probability of the achievement in accordance with ASC Topic 718.

[8]

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

For the three months ended June 30, 2015, there were 279,000 anti-dilutive stock options outstanding.  For the six months ended June 30, 2015 there were no anti-dilutive stock options outstanding as the Company reported a net loss.  For the three and six months ended June 30, 2014 there was no anti-dilutive stock options outstanding as the Company reported a net loss for both periods.

The following is a reconciliation of the weighted average shares outstanding for the basic and diluted EPS computations (in thousands, except per share data):

	For the three months ended June 30,
	2015	2014
Net income (loss)	$101	$(519)

Basic:
Shares outstanding at beginning of period	15,585	15,612
Weighted average shares issued during the period, net	(1)	-
Weighted average common shares, basic	15,584	15,612
Net income (loss) per common share, basic	$0.01	$(0.03)
Diluted:
Weighted average common shares, basic	15,584	15,612
Dilutive impact of stock options and restricted stock awards	87	-
Weighted average common shares, diluted	15,671	15,612
Net income (loss) per common share, diluted	$0.01	$(0.03)

	For the six months ended June 30,
	2015	2014
Net loss	$(284)	$(1,508)

Basic:
Shares outstanding at beginning of period	15,592	15,473
Weighted average shares issued during the period, net	(51)	-
Weighted average common shares, basic	15,541	15,473
Net loss per common share, basic	$(0.02)	$(0.10)
Diluted:
Weighted average common shares, basic	15,541	15,473
Dilutive impact of stock options and restricted stock awards	-	-
Weighted average common shares, diluted	15,541	15,473
Net loss per common share, diluted	$(0.02)	$(0.10)

[9]

Note 8 — Segment and Related Information

The Company is organized and operates in three operating reporting units: Restaurant/Retail, Hotel/Spa, and Government. The Company has identified Government as a separate reportable segment and has aggregated its two Restaurant/Retail/Hotel/Spa reporting units into one reportable segment, Hospitality, as the reporting units share many similar economical characteristics. Management views the Government and Hospitality segments separately in operating its business, as the products and services are different for each segment. The Company’s chief operating decision maker is the Company’s Chief Executive Officer.

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

[10]

Information as to the Company's segments is set forth below.

	(in thousands)
	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
Revenues:
Hospitality	$41,731	$37,873	$77,519	$70,715
Government	21,561	19,529	45,397	43,228
Total	$63,292	$57,402	$122,916	$113,943

Operating income (loss):
Hospitality	$(634)	$(1,765)	$(2,275)	$(3,826)
Government	1,288	962	2,533	2,449
Other	(49)	(210)	(322)	(750)
	605	(1,013)	(64)	(2,127)
Other (expense) income, net	(10)	406	(239)	328
Interest expense	(85)	(25)	(171)	(42)
Income (loss) before income taxes	$510	$(632)	$(474)	$(1,841)

Depreciation, amortization and accretion:
Hospitality	$1,088	$749	$2,150	$1,494
Government	13	12	25	25
Other	66	70	135	142
Total	$1,167	$831	$2,310	$1,661

Capital expenditures including software costs:
Hospitality	$1,426	$767	$2,291	$2,208
Government	-	-	-	26
Other	37	349	97	463
Total	$1,463	$1,116	$2,388	$2,697

Revenues by country:
United States	$53,954	$49,771	$107,207	$99,326
Other Countries	9,338	7,631	15,709	14,617
Total	$63,292	$57,402	$122,916	$113,943

[11]

The following table represents identifiable assets by business segment:

	(in thousands)
	June 30, 2015	December 31, 2014
Hospitality	$103,438	$104,027
Government	10,276	11,221
Other	21,767	22,049
Total	$135,481	$137,297

The following table represents assets by country based on the location of the assets:

	(in thousands)
	June 30, 2015	December 31, 2014
United States	$120,020	$116,155
Other Countries	15,461	21,142
Total	$135,481	$137,297

The following table represents Goodwill by business segment:

	(in thousands)
	June 30, 2015	December 31, 2014
Hospitality	$16,431	$16,431
Government	736	736
Total	$17,167	$17,167

[12]

Customers comprising 10% or more of the Company's total revenues are summarized as follows:

	For the Three Months Ended June 30,		For the six Months Ended June 30,
	2015	2014	2015	2014
Hospitality segment:
McDonald’s Corporation	22%	16%	19%	15%
Yum! Brands, Inc.	13%	17%	10%	14%
Government segment:
U.S. Department of Defense	34%	34%	37%	38%
All Others	31%	33%	34%	33%
	100%	100%	100%	100%

No other customer within All Others represented more than 10% of the Company’s total revenue for the three and six months ended June 30, 2015 or 2014.

[13]

Item 2:	Management's Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statement

This document contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934.  Any statements in this document that do not describe historical facts are forward-looking statements.  Forward-looking statements in this document (including forward-looking statements regarding the continued health of the Hospitality industry, future information technology outsourcing opportunities, changes in contract funding by the U.S. Government, the impact of current world events on our results of operations, the effects of inflation on our margins, and the effects of interest rate and foreign currency fluctuations on our results of operations) are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  When we use words such as "intend," "anticipate," "believe," "estimate," "plan," "will," or "expect," we are making forward-looking statements.  We believe that the assumptions and expectations reflected in such forward-looking statements are reasonable based on information available to us on the date hereof, but we cannot provide assurances that these assumptions and expectations will prove to have been correct or that we will take any action that we presently may be planning.  We have disclosed certain important factors that could cause our actual future results to differ materially from our current expectations, including a decline in the volume of purchases made by one or a group of our major customers; risks in technology development and commercialization; risks of downturns in economic conditions generally, and in the quick-service sector of the hospitality market specifically; risks associated with government contracts; risks associated with competition and competitive pricing pressures; and risks related to foreign operations.  Forward-looking statements made in connection with this report are necessarily qualified by these factors.  We are not undertaking to update or revise publicly any forward-looking statements if we obtain new information or upon the occurrence of future events or otherwise.

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

[14]

The Company is focused on expanding its Hospitality businesses through its product investments and continued development of its cloud based software applications.  These products include its Brink POS™ software, with integrated features that include loyalty, mobile online ordering, kitchen video system, guest surveys, enterprise reporting and mobile dashboard.  In addition, the Company is investing in the enhancement of existing software applications and the development of the Company's SureCheck® solution for food safety and task management applications.  PAR’s strategy is also focused on the continued feature expansion and deployment of ATRIO®, its cloud-based software for the Hotel/Resort/Spa markets.   To support growth of these products, the Company continues to expand its direct sales force and third-party distribution channels.

The Quick Serve Restaurant (“QSR”) market, PAR's primary market, continues to perform well for the majority of large, international companies.  However, the Company has seen certain market conditions impact smaller specific QSR organizations, whose business is slowing due to the continued lack of consumer confidence in specific regions.   These conditions could have a material adverse impact on the Company's estimates, specifically the fair value of its assets related to its legacy products. The Company continues to assess the alignment of its product and service offerings to support improved operational efficiency and profitability going forward.

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

Results of Operations —
Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

PAR reported revenues of $63.3 million for the quarter ended June 30, 2015, an increase of 10.3% from the $57.4 million reported for the quarter ended June 30, 2014.  PAR reported net income of $101,000 or $.01 per diluted share for the second quarter of 2015 versus a net loss of $519,000 or $0.03 per share for the same period in 2014.

Product revenues were $25.8 million for the quarter ended June 30, 2015, an increase of 12.4% from the $23.0 million recorded in 2014.  This increase was primarily driven by higher revenues generated from the Company’s international locations in support of PAR’s global tier one accounts. In addition, new accounts established by the Company contributed to the revenue increase as compared to prior year.

[15]

Service revenues were $15.9 million for the quarter ended June 30, 2015, an increase of 6.8% from the $14.9 million reported for the same period in 2014.  The increase is the result of the Company diversifying its revenue with a higher recurring revenue base, specifically software sold as a service.

Contract revenues were $21.6 million for the quarter ended June 30, 2015, compared to $19.5 million reported for the same period in 2014, an increase of 10.4%.  This increase is mostly driven by increased activity within the Company’s Intelligence, Surveillance and Reconnaissance contracts.

Product margins for the quarter ended June 30, 2015 were 29.6%, a decrease from 31.1% for the same period in 2014.  During the quarter, negatively impacting the overall product margins, were a high volume of lower margin peripheral devices sold to our largest Hospitality customers.

Service margins were 34.7% for the quarter ended June 30, 2015; an increase from the 27.4% recorded for the same period in 2014.  The increase is a result of favorable service revenue mix during the quarter. The Company experienced a high volume of its time and material revenue within PAR’s repair center.  Additionally, the Company continues to build a higher level of recurring revenue through sales of the Company’s software platforms sold as a service.

Contract margins were 6.4% for the quarter ended June 30, 2015, compared to 5.3% for the same period in 2014.  This variance is the result of a favorable contract mix with a higher volume of revenue earned through higher margin contracts.  The most significant components of contract costs in 2015 and 2014 were labor and fringe benefits.  For the second quarter of 2015, labor and fringe benefits were $8.6 million or 43% of contract costs compared to $9.4 million or 51% of contract costs for the same period in 2014.  This decrease in percentage is mostly attributable to the higher amount of subcontract revenue associated with the Company's Eagle Intel-X contract in 2015.

Selling, general and administrative expenses were $9.3 million for the period ending June 30, 2015, compared to $9.5 million for the period ending June 30, 2014.  The decrease is primarily attributable to lower equity based compensation expense and the Company’s execution of cost reduction initiatives within its Hospitality operations.  The Company continues to monitor its cost structure, including strategic initiatives to reduce its fixed costs.  Partially offsetting the decrease was severance related expense.

Research and development expenses were $4.4 million for the quarter ended June 30, 2015, compared to $3.8 million recorded for the same period in 2014.  This increase was primarily related to increased software development costs for products within the Hospitality segment, including R&D associated with the Company’s Brink POS software application.

Other expense, net was $10,000 for the quarter ended June 30, 2015 compared to other income, net of $406,000 for the same period in 2014.  Other income/expense primarily includes, fair market value fluctuations of the Company's deferred compensation plan, rental income, and foreign currency fair value adjustments.  The decrease primarily relates to lower rental income and impact of foreign currencies.

[16]

During the quarter ended June 30, 2015, the Company recorded $249,000 of amortization expense associated with acquired identifiable intangible assets from the acquisition of Brink that was acquired on September 18, 2014.  The Company did not record any amortization expense associated with acquired identifiable intangible assets for the quarter ended June 30, 2014.

Interest expense represents interest charged on the Company's short-term borrowings and from long-term debt.  Interest expense was $85,000 for the quarter ended June 30, 2015 as compared to $25,000 for the same period in 2014.  This increase is associated with higher outstanding borrowing in 2015 as compared to the same period in 2014.

For the three months ended June 30, 2015, the Company's effective income tax rate was 80.2%, compared to a benefit of 17.9% for the same period in 2014.   The variances from the federal statutory rate for 2015 and 2014 were due to an increase in the projected taxable income from the Company's domestic and foreign jurisdictions expected for full year fiscal 2015.  The income tax expense recorded for three months ended June 30, 2015 versus a tax benefit for the three months ended June 30, 2014 is primarily related to the projected taxable income for 2015 versus 2014.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

PAR reported revenues of $122.9 million for the six months ended June 30, 2015, an increase of 7.9% from the $113.9 million reported for the same period in 2014.  PAR reported a net loss of $284,000 or $0.02 loss per share for the six months ended June 30, 2015 versus net loss of $1.5 million or $0.10 loss per share for the same period in 2014.

Product revenues were $47.5 million for the six months ended June 30, 2015, an increase of 14.3% from the $41.5 million recorded in 2014.  This increase was primarily driven by higher revenues generated from PAR’s tier one accounts in addition to higher product revenues sold through its world-wide channel partners.

Service revenues were $30.0 million for the six months ended June 30, 2015, an increase from the $29.2 million reported for the same period in 2014.  The increase is due to sales of the Company’s software platforms sold as a service which is a growing source of recurring revenue.  Additionally, the Company experienced an increase of volume of its hardware repair center.

Contract revenues were $45.4 million for the six months ended June 30, 2015, an increase of 5.0% compared to $43.2 million reported for the same period in 2014.  This increase is mostly driven by increased activity within the Company’s Intelligence, Surveillance and Reconnaissance contracts.

[17]

Product margins for the six months ended June 30, 2015 were 30.5%, a slight decrease from 30.9% for the same period in 2014.  Product margin was impacted by a higher volume of revenue from our lower margin hardware offerings.

Service margins were 34.3% for the six months ended June 30, 2015, an increase from the 30.1% recorded for the same period in 2014.  Service margins have been favorably impacted by an increase in software related services during the period, including professional services and software sold as a service revenues, generated by sales of our hospitality technology software platforms.

Contract margins were 6.0% for the six months ended June 30, 2015, compared to 6.2% for the same period in 2014.  During fiscal year 2014, the Company realized higher margin on certain fixed price technical services contracts that were modified during that year.  Offsetting the shortfall of the modifications in 2015 was a more favorable contract mix that resulted from high volumes of high margin contracts.  The most significant components of contract costs in 2015 and 2014 were labor and fringe benefits.  For the first six months ended June 2015, labor and fringe benefits were $17.7 million or 42% of contract costs compared to $19.3 million or 47% of contract costs for the same period in 2014.  This decrease in percentage is mostly attributable to the higher amount of subcontract revenue associated with the Company's Eagle Intel-X contract in 2015.

Selling, general and administrative expenses for the six months ended June 30, 2015 were $18.3 million, a decrease compared to $18.8 million recorded for the same period in 2014. The decrease is primarily attributable to lower equity based compensation expense and the Company’s execution of cost reduction initiatives within its Hospitality operations.  The Company continues to monitor its cost structure, including strategic initiatives to reduce its fixed costs.  Partially offsetting the decrease was severance related expense.

Research and development expenses were $8.8 million for the six months ended June 30, 2015, an increase from the $7.6 million recorded for the same period in 2014.  This increase was primarily due to the R&D assumed with the Company’s acquisition of Brink Software Inc. and continued development of the Brink POS software application.  Additionally, the Company had an increase in hardware R&D associated with next generation hardware products.

Other expense, net was $239,000 for the six months ended June 30, 2015 compared to other income, net of $328,000 for the same period in 2014.  Other income/expense primarily includes, fair market value fluctuations of the Company's deferred compensation plan, rental income, and foreign currency fair value adjustments.   The decrease primarily relates to lower rental income and impact of foreign currencies.

For the six months ended June 30, 2015, the Company recorded $498,000 of amortization expense associated with acquired identifiable intangible assets from the acquisition of Brink that was acquired on September 18, 2014. The Company did not record any amortization expense associated with acquired identifiable intangible assets for the six months ended June 30, 2014.

[18]

Interest expense primarily represents interest charged on the Company’s short-term borrowing requirements from banks and from long-term debt.  Interest expense was $171,000 for the six months ended June 30, 2015 as compared to $42,000 for the same period in 2014.  This increase is associated with higher outstanding borrowing in 2015 as compared to the same period in 2014.

For the six months ended June 30, 2015, the Company’s effective income tax benefit was 40.0%, compared to a benefit of 18.1% for the same period in 2014.  The variances from the federal statutory rate for 2015 and 2014 were due to the mix of projected taxable income from the Company's domestic and foreign jurisdictions expected for full year fiscal 2015 and 2014.

Liquidity and Capital Resources

The Company's primary sources of liquidity have been cash flow from operations and its bank line of credit.  Cash used in operating activities of operations was $554,000 for the six months ended June 30, 2015 compared to cash generated from operating activities of $5.8 million for the same period in 2014.

In 2015, cash used in operations was mostly due to the changes in working capital requirements, primarily associated with decreases in accounts payable based on timing of payments made to vendors, specifically inventory purchases, and increases in accounts receivable based on timing of product sales and contract billings.  This was partially offset by an increase in deferred revenue based on timing of billings for the Company’s service contracts and customer deposits associated with the Company’s Hospitality segment.  In 2014, cash generated in operations was mostly due to the add back of non-cash charges and changes in working capital requirements, primarily associated with increases in deferred revenue based on timing of billings for the Company’s service contracts offset by increases in accounts receivable based on timing of product sales and contract billings.

Cash used in investing activities from continuing operations was $2.4 million for the six months ended June 30, 2015 versus $2.7 million for the same period in 2014.  In 2015, capital expenditures of $1.0 million were primarily for capital improvements made to the Company’s leased properties as well as purchases of computer equipment associated with the Company’s software support service offerings.  Capitalized software was $1.4 million and was associated with investments for various Hospitality software platforms. In 2014, capital expenditures of $1.2 million were primarily for capital improvements made to the Company’s leased properties as well as purchases of computer equipment associated with the Company’s software support service offerings.  Capitalized software was $1.5 million and was associated with investments for various Hospitality software platforms.

Cash used in financing activities was $1.8 million for the six months ended June 30, 2015 versus $79,000 in 2014.  In 2015, the Company decreased borrowings on its credit facility by $1.7 million and its long-term debt by $86,000.  In 2014, the Company decreased its long-term debt by $82,000 and received $3,000 from stock awards.

[19]

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

On September 9, 2014, the Company terminated its existing credit facilities with J.P. Morgan Chase, N.A. and NBT Bank, N.A. (on behalf of itself and as successor by merger to Alliance Bank, N.A.) consisting of $20.0 million in working capital lines of credit, and the Company and its domestic subsidiaries entered into a new three-year credit facility with J.P. Morgan Chase, N.A. The terms of the new agreement provide for up to $25 million of a line of credit, with borrowing availability based on a percentage of value of various assets of the Company and its subsidiaries. The new agreement bears interest at the applicable bank rate (3.25% at June 30, 2015) plus applicable interest rate spread up to 0.25% or, at the Company's option, at the LIBOR rate plus the applicable interest rate spread (range of 1.5% – 2.0%).  At June 30, 2015, the Company had an outstanding balance of approximately $3.3 million on this line of credit at a rate of 3.50%.  The weighted average interest rate paid by the Company was approximately 3.50% during fiscal year 2015.   The new agreement contains traditional asset based loan covenants and includes covenants regarding earnings before interest, tax, depreciation & amortization (“EBITDA”) and a fixed charge coverage ratio, and provides for acceleration upon the occurrence of customary events of defaults.

On March 19, 2015, the Company amended its existing credit facility to reduce the EBITDA requirement and extend the fixed charge coverage ratio.  The amendment provides the Company flexibility to continue investing in the Company’s future product offerings while maintaining certain covenant thresholds as defined in the amendment.  The Company is in compliance with the credit facility covenants as of June 30, 2015.

In addition to the credit facility described above, the Company has a mortgage loan, collateralized by certain real estate.  This mortgage matures on November 1, 2019.  The Company's fixed interest rate was currently 4.05% through October 1, 2014.  Beginning on October 1, 2014, the fixed rate was converted to a new rate equal to the then-current five year fixed advanced rate charged by the New York Federal Home Loan bank, plus 225 basis points.  Effective November 1, 2014, the Company entered into an agreement that fixed the interest rate at 4.00% through the maturity date of the loan.  The annual mortgage payment including interest through November 1, 2019 totals $206,000.

[20]

In connection with the acquisition of Brink Software on September 18, 2014, the Company recorded indebtedness to the former owners of Brink under the stock purchase agreement.  At June 30, 2015, the principal balance of the note payable was $5.0 million and it had a carrying value of $4.9 million.  The initial carrying value was based on the note’s estimated fair value at the time of acquisition with the difference being accreted to interest expense.  Repayment terms are $3.0 million payable on the first anniversary of close, September 18, 2015, and $2.0 million payable on the second anniversary of close, September 18, 2016.

During fiscal year 2015, the Company anticipates that its capital requirements will not exceed approximately $2.0 million to $4.0 million.   The Company commits to purchasing inventory from its suppliers based on a combination of internal forecasts and actual orders from customers.  This process, along with good relations with suppliers, minimizes the working capital investment required by the Company.  Although the Company lists two major Hospitality customers, McDonald's and Yum! Brands, it sells to hundreds of individual franchisees of these corporations, each of which is individually responsible for its own debts.  These broadly made sales substantially reduce the impact on the Company's liquidity if one individual franchisee reduces the volume of its purchases from the Company in a given year.  The Company, based on internal forecasts, believes its existing cash, line of credit facilities and its anticipated operating cash flow, will be sufficient to meet its cash requirements through the next twelve months.  However, the Company may be required, or could elect, to seek additional funding prior to that time.  The Company's future capital requirements will depend on many factors including its rate of revenue growth, the timing and extent of spending to support product development efforts, potential growth through strategic acquisition, expansion of sales and marketing, the timing of introductions of new products and enhancements to existing products, and market acceptance of its products.  The Company cannot assure additional equity or debt financing will be available on acceptable terms or at all.  The Company's sources of liquidity beyond twelve months, in management's opinion, will be its cash balances on hand at that time, funds provided by operations, funds available through its lines of credit and the long-term credit facilities that it can arrange.

Recently Issued Accounting Pronouncements

The Company considers the applicability and impact of all accounting standard updates (ASUs). ASUs not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated financial position or results of operations.

Accounting Pronouncements Not Yet Adopted

In July 2015, the FASB issued new guidance related to the measurement of inventory.  This standard changes the inventory valuation method from the lower of cost or market to the lower of cost or net realizable value for inventory valued under the first-in, first-out or average cost methods.  The new standard is effective for the Company beginning in its first quarter of fiscal 2017, and requires prospective adoption with early adoption permitted. The Company is evaluating the impact the adoption of this standard will have on its consolidated financial statements.

[21]

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

In June 2014, the Financial Accounting Standards Board (FASB) issued amended guidance on the accounting for certain share-based employee compensation awards. The amended guidance requires that share-based employee compensation awards with terms of a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award and compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved. The Company is required to adopt this guidance for its annual and interim periods beginning March 1, 2016. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

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

[22]

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

INFLATION

Inflation had little effect on revenues and related costs during the three and six months ended June 30, 2015.  Management anticipates that margins will be maintained at acceptable levels to minimize the effects of inflation, if any.

[23]

INTEREST RATES

As of June 30, 2015, the Company has $3.3 million of variable debt.  The Company believes that an adverse change in interest rates of 100 basis points would not have a material impact on PAR’s business, financial condition, results of operations or cash flows.

FOREIGN CURRENCY

The Company's primary exposures relate to certain non-dollar denominated sales and operating expenses in Europe and Asia. These primary currencies are the Great British Pound, the Euro, the Australian dollar, the Singapore dollar and the Chinese Renminbi.  Accordingly, changes in exchange rates may negatively effect our revenue and net income (loss) as expressed in U.S. dollars. The Company also has foreign currency risk related to foreign currency transactions and monetary assets and liabilities, including intercompany balances denominated in currencies that are not the functional currency. The Company has experienced and will continue to experience fluctuations in our net income (loss) as a result of gains (losses) on these foreign currency transactions and the remeasurement of monetary assets and liabilities. To date, the impacts of foreign currency exchange rate changes on our revenues and net income (loss) have not been material. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy.

Item 4.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

Based on an evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2015, the end of the period covered by this Quarterly Report on Form 10-Q (the "Evaluation Date"), conducted under the supervision of and with the participation of the Company's chief executive officer and principal financial officer, such officers have concluded that the Company's disclosure controls and procedures, which are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and designed to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is accumulated and communicated to management including the chief executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosures, are effective as of the Evaluation Date.

(b)	Changes in Internal Control over Financial Reporting.

There was no change in the Company's internal controls over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, such internal controls over financial reporting.

[24]

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

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

List of Exhibits

Exhibit No.	Description of Instrument

31.1	Certification of Chief Executive Officer & President Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Controller & Chief Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer & President and Controller & Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

[25]

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAR TECHNOLOGY CORPORATION
(Registrant)

Date: August 14, 2015

/s/Matthew J. Trinkaus
Matthew J. Trinkaus
Corporate Controller & Chief Accounting Officer

[26]

Exhibit Index

Exhibit No.	Description of Instrument	Sequential Page Number

31.1	Certification of Chief Executive Officer & President Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	E-1

31.2	Certification of Controller & Chief Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	E-2

32.1	Certification of Chief Executive Officer & President and Controller & Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	E-3

[27]