Form 10-Q
period 2015-09-30
PAR TECHNOLOGY CORP
filed 2015-11-16
CIK 708821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2015.  Commission File Number 1-9720
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
Yes ☐   No  ☒

The number of shares outstanding of registrant's common stock, as of October 30, 2015 – 17,258,747 shares.

FORM 10-Q

PART I
FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	For the three months ended September 30,	For the three months ended September 30,	For the nine months ended September 30,	For the nine months ended September 30,
	2015	2014	2015	2014
Net revenues:
Product	$24,408	$21,483	$70,081	$61,681
Service	11,611	11,007	34,687	33,539
Contract	22,041	20,132	67,438	63,360
	58,060	52,622	172,206	158,580
Costs of sales:
Product	17,420	14,070	50,135	42,562
Service	8,300	8,608	24,926	25,860
Contract	20,395	18,791	63,058	59,358
	46,115	41,469	138,119	127,780
Gross margin	11,945	11,153	34,087	30,800
Operating expenses:
Selling, general and administrative	7,033	7,599	20,989	22,496
Research and development	2,744	2,156	7,840	6,349
Acquisition amortization	248	31	746	31
	10,025	9,786	29,575	28,876
Operating income from continuing operations	1,920	1,367	4,512	1,924
Other income (expense), net	128	(65)	(58)	225
Interest expense	(81)	(21)	(252)	(63)
Income from continuing operations before provision for income taxes	1,967	1,281	4,202	2,086
Provision for income taxes	(670)	(613)	(1,470)	(974)
Income from continuing operations	1,297	668	2,732	1,112
Discontinued operations
Loss on discontinued operations (net of tax)	(2,786)	(777)	(4,505)	(2,729)
Net Loss	$(1,489)	$(109)	$(1,773)	$(1,617)
Basic Earnings per Share:
Income from continuing operations	0.08	0.04	0.18	0.07
Loss from discontinued operations	(0.18)	(0.05)	(0.29)	(0.18)
Net Loss	$(0.10)	$(0.01)	$(0.11)	$(0.10)
Diluted Earnings per Share:
Income from continuing operations	0.08	0.04	0.17	0.07
Loss from discontinued operations	(0.18)	(0.05)	(0.29)	(0.18)
Net loss	$(0.10)	$(0.01)	$(0.11)	$(0.10)
Weighted average shares outstanding
Basic	15,589	15,577	15,549	15,498
Diluted	15,659	15,635	15,650	15,576

See accompanying notes to consolidated financial statements

[1]

PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)
(Unaudited)

	For the three months ended September 30,	For the three months ended September 30,	For the nine months ended September 30,	For the nine months ended September 30,
	2015	2014	2015	2014
Net loss	$(1,489)	$(109)	$(1,773)	$(1,617)
Other comprehensive (loss) income, net of applicable tax:
Foreign currency translation adjustments	(717)	342	(995)	257
Comprehensive (loss) income	$(2,206)	$233	$(2,768)	$(1,360)

See accompanying notes to consolidated financial statements

[2]

PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
(Unaudited)

Assets	September 30, 2015	December 31, 2014
Current assets:
Cash and cash equivalents	$2,057	$9,867
Accounts receivable-net	29,344	29,674
Inventories-net	25,090	25,928
Deferred income taxes	5,014	4,512
Other current assets	2,660	4,018
Assets classified as held for sale	20,697	22,119
Total current assets	84,862	96,118
Property, plant and equipment - net	5,788	5,148
Deferred income taxes	12,009	11,357
Goodwill	11,051	11,051
Intangible assets - net	10,720	10,580
Other assets	3,641	3,043
Total Assets	$128,071	$137,297
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$2,075	$3,173
Borrowings under line of credit	3,438	5,000
Accounts payable	16,656	19,258
Accrued salaries and benefits	5,830	5,726
Accrued expenses	5,615	6,492
Customer deposits	300	1,242
Deferred service revenue	11,089	10,388
Income taxes payable	323	475
Liabilities associated with assets held for sale	6,256	4,617
Total current liabilities	51,582	56,371
Long-term debt	612	2,566
Other long-term liabilities	8,711	8,847
Total liabilities	60,905	67,784
Commitments and contingencies
Shareholders’ Equity:
Preferred stock, $.02 par value, 1,000,000 shares authorized	-	-
Common stock, $.02 par value, 29,000,000 shares authorized; 17,258,747 and 17,274,708 shares issued; 15,550,638 and 15,566,599 outstanding	345	346
Capital in excess of par value	45,276	44,854
Retained earnings	29,692	31,465
Accumulated other comprehensive loss	(2,311)	(1,316)
Treasury stock, at cost, 1,708,109 shares	(5,836)	(5,836)
Total shareholders’ equity	67,166	69,513
Total Liabilities and Shareholders’ Equity	$128,071	$137,297

See accompanying notes to consolidated financial statements

[3]

PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the nine months ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(1,773)	$(1,617)
Loss from discontinued operations	4,505	2,729
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization and accretion	2,282	1,291
Provision for bad debts	426	209
Provision for obsolete inventory	1,256	1,870
Equity based compensation	487	987
Deferred income tax	(1,154)	(440)
Changes in operating assets and liabilities:
Accounts receivable	(96)	(265)
Inventories	(418)	(3,068)
Income tax payable	(152)	(619)
Other current assets	1,356	(834)
Other assets	(598)	(216)
Accounts payable	(2,601)	2,051
Accrued salaries and benefits	104	(14)
Accrued expenses	(876)	1,840
Customer deposits	(942)	(47)
Deferred service revenue	701	867
Other long-term liabilities	(136)	10
Deferred tax equity based compensation	(66)	-
Net cash provided by operating activities-continuing operations	2,305	4,734
Net cash used in operating activities-discontinued operations	(600)	(1,718)
Net cash (used in) provided by operating activities	1,705	3,016
Cash flows from investing activities:
Capital expenditures	(1,484)	(1,152)
Capitalization of software costs	(1,500)	(1,211)
Payments for acquisition, net of cash acquired	(3,000)	(5,000)
Net cash used in investing activities-continuing operations	(5,984)	(7,363)
Net cash used in investing activities-discontinued operations	(845)	(1,527)
Net cash used in investing activities	(6,829)	(8,890)
Cash flows from financing activities:
Payments of long-term debt	(129)	(129)
(Payments) proceeds of other borrowings, net	(1,562)	5,982
Proceeds and excess tax benefits from stock awards, net	-	13
Net cash used in financing activities-continuing operations	(1,691)	5,866
Net cash used in financing activities-discontinued operations	-	-
Net cash (used in) provided by financing activities	(1,691)	5,866
Effect of exchange rate changes on cash and cash equivalents	(995)	262
Net (decrease) increase in cash and cash equivalents	(7,810)	254
Cash and cash equivalents at beginning of period	10,167	10,015
Cash and equivalents at end of period	2,357	10,269
Less cash and equivalents of discontinued operations at end of period	300	300
Cash and equivalents of continuing operations at end of period	$2,057	$9,969

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	163	63
Income taxes, net of refunds	152	592

See accompanying notes to consolidated financial statements

[4]

PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Summary of Significant Accounting Policies

The accompanying unaudited interim consolidated financial statements have been prepared by PAR Technology Corporation (the “Company” or “PAR”) in accordance with U.S. generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements.  Accordingly, these interim financial statements do not include all information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of the Company, such unaudited statements include all adjustments (which comprise only normal recurring accruals) necessary for a fair presentation of the results for such periods.  The results of operations for the three months ended September 30, 2015 are not necessarily indicative of the results of operations to be expected for any future period.  The consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2014 included in the Company’s December 31, 2014 Annual Report to the Securities and Exchange Commission on Form 10-K.

The preparation of consolidated financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period.  Significant items subject to such estimates and assumptions include:  the carrying amount of property, plant and equipment, identifiable intangible assets and goodwill, equity based compensation, and valuation allowances for receivables, inventories, deferred income taxes.  Actual results could differ from those estimates.

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

During the quarter ending September 30, 2015, the Company performed a strategic analysis of its current product and business unit offerings and as a result, entered into an asset purchase agreement to sell substantially all of the assets of its hotel/spa technology business operated under PAR Springer-Miller Systems, Inc. (“PSMS”) to affiliates of Constellation Software Inc. on November 4, 2015.  Accordingly, the results of operations of PSMS have been classified as discontinued operations in the Consolidated Statement of Operation and Cash Flow in accordance with Accounting Standards Codification (“ASC”) 205-20, Presentation of Financial Statements – Discontinued Operations.  Additionally, the assets and associated liabilities have been classified as held for sale in the Consolidated Balance Sheet.  All prior period amounts have been reclassified to conform to the current period presentation.  Refer to Note 3 “Discontinued Operations and Assets Held for Sale” and Note 11 “Subsequent Events” in the Notes to the Consolidated Financial Statements for further discussion, including the terms of the transaction.

Note 2 — Acquisition

On September 18, 2014 (“close date”), PAR and its wholly-owned subsidiary, ParTech, Inc. ("ParTech"), entered into and closed a definitive agreement with Brink Software Inc. ("Brink") and all the shareholders of Brink pursuant to which ParTech has purchased the equity interest of Brink in a two-step closing.  This acquisition was to expand the Company’s cloud based POS software offerings to complement the Company’s existing infrastructure. The guaranteed portion of the purchase price for Brink’s shares will total $10 million in cash, which is payable over a period of two years with $5.0 million paid at closing, $3.0 million payable on the first year anniversary of close, and $2.0 million payable on the second year anniversary of close.  In addition to the guaranteed payments, there is a contingent consideration of up to $7.0 million payable to the former owners of Brink based on the achievement of certain financial targets as defined in the definitive agreement.

[1]

The payment of $5.0 million on September 18, 2014, was for the purchase of 51% of Brink’s outstanding shares. The remaining 49% was purchased and transferred on September 18, 2015, the first anniversary of the initial closing date, for a purchase price of $5.0 million, $3.0 million of which was paid on the second closing and the $2.0 million balance will be payable on September 18, 2016.  The estimated fair value of the remaining portion of the note payable due on September 18, 2016 is approximately $1.8 million and is included within current debt in PAR’s consolidated Balance Sheet.  Per the stock purchase agreement, Brink shareholders assigned their voting rights of the remaining 49% of Brink shares to PAR.  As a result, PAR controlled 100% of the Brink shares prior to the transfer on September 18, 2015 and fully consolidated the financial results of Brink in accordance with ASC Topic 805.  The agreement also provided up to $1.0 million of the purchase price to be delivered into escrow if one or more claims arise within the first twelve months of the transaction. Such escrow served as a source of payment for any indemnification obligations that may arise.  No such claims arose within the first twelve months of the transaction.

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

On an unaudited proforma basis, assuming the completed acquisition had occurred as of the beginning of the period presented, the consolidated results of the Company would have been as follows (in thousands, except per share amounts):

	For the three months ended September 30, 2014	For the nine months ended September 30, 2014
Revenues	$53,259	$160,045
Net income from continuing operations	$503	$457

Earnings per share:
Basic	$0.03	$0.03
Diluted	$0.03	$0.03

The unaudited proforma financial information presented above gives effect to purchase accounting adjustments which have resulted or are expected to result from the acquisition.  This proforma information is not necessarily indicative of the results that would actually have been obtained had the companies combined for the periods presents.

Note 3 — Discontinued Operations and Assets Held for Sale

During the quarter ending September 30, 2015, the Company performed a strategic analysis of its current product and business unit offerings and as a result, entered into an asset purchase agreement to sell substantially all of the assets of its hotel/spa technology business operated under PAR Springer-Miller Systems, Inc. (“PSMS”) to affiliates of Constellation Software Inc. on November 4, 2015.

[2]

The main classes of assets and liabilities associated with the discontinued operation that are held for sale is as follows (in thousands):

	September 30, 2015	December 31, 2014
Assets
Cash	$300	$300
Accounts receivable - net	2,640	1,771
Inventories	113	-
Other current assets	425	574
Property, plant and equipment - net	815	986
Goodwill	4,286	6,116
Intangible assets - net	12,118	12,372
Assets classified as held for sale	$20,697	$22,119

Liabilities
Accounts Payable	$237	$417
Accrued salaries and benefits	432	703
Accrued expenses	716	87
Customer Deposits	1,101	1,103
Deferred service revenue	3,770	2,307
Liabilities associated with assets held for sale	$6,256	$4,617

Summarized financial information for the Company’s discontinued operations is as follows (in thousands):

Operations	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014

Total revenues	$4,267	$3,670	$13,037	$11,655

Loss from discontinued operations before income taxes	$(3,796)	$(1,496)	$(6,505)	$(4,143)
Benefit from income taxes	1,010	719	2,000	1,414
Loss from discontinued operations, net of taxes	$(2,786)	$(777)	$(4,505)	$(2,729)

As a result of the strategic shift, the Company measured the net assets of the disposal group at fair value and as a result recorded an impairment charge of $1.8 million.  The charge was based on the remeasurement of the related net assets to the lower of its carrying amount and its fair value less costs to sell.  The charge has been recognized in the loss from discontinued operations, net of applicable taxes in the consolidated statements of operations.  The final gain or loss amount on the sale is subject to final working capital and other customary adjustments.

[3]

Note 4 — Accounts Receivable, net

Amounts below exclude discontinued operations.

	(in thousands)
	September 30, 2015	December 31, 2014
Government segment:
Billed	$10,179	$9,340
Advanced billings	(599)	(450)
	9,580	8,890
Hospitality segment:
Accounts receivable - net	19,764	20,784
	$29,344	$29,674

At September 30, 2015 and December 31, 2014, the Company had recorded allowances for doubtful accounts of $609,000 and $484,000, respectively, against Hospitality accounts receivable.

Note 5 — Inventories, net

Inventories are primarily used in the manufacture and service of Hospitality products.  The components of inventory consist of the following, excluding discontinued operations:

	(in thousands)
	September 30, 2015	December 31, 2014
Finished goods	$11,246	$13,615
Work in process	595	457
Component parts	5,442	3,748
Service parts	7,807	8,108
	$25,090	$25,928

At September 30, 2015 and December 31, 2014, the Company had recorded inventory reserves of $8.5 million and $7.9 million, respectively, against Hospitality inventories, which relates primarily to service parts

Note 6 — Identifiable intangible assets and Goodwill

The Company capitalizes certain costs related to the development of computer software sold by its Hospitality segment. Software development costs incurred prior to establishing technological feasibility are charged to operations and included in research and development costs in the period the costs are incurred.  Software development costs incurred after establishing technological feasibility (as defined within ASC 985-20) are capitalized and amortized on a product-by-product basis when the product is available for general release to customers.  Software costs capitalized from continuing operations during the three and nine months ended September 30, 2015 were $532,000 and $1,500,000, respectively.  Software costs capitalized from continuing operations during the three and nine months ended September 30, 2014 were $394,000 and $1,211,000, respectively.

[4]

Annual amortization, charged to cost of sales when the product is available for general release to customers, is computed using the greater of (a) the straight-line method over the remaining estimated economic life of the product, generally three to seven years or (b) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product. Amortization of capitalized software costs for the three and nine months ended September 30, 2015 were $221,000 and $615,000, respectively.  Amortization for the three and nine months ended September 30, 2014 were $164,000 and $471,000, respectively.

During the three and nine months ended September 30, 2015, the Company recorded $249,000 and $747,000, respectively, of amortization expense associated with acquired identifiable assets from the acquisition of Brink Software that was acquired on September 18, 2014.  The Company recorded $31,000 of amortization expense associated with acquired identifiable assets for the three and nine months ended September 30, 2014.

The components of identifiable intangible assets, excluding discontinued operations, are:

	(in thousands)
	September 30, 2015	December 31, 2014
Acquired and internally developed software costs	$12,076	$10,576
Customer relationships	160	160
Non-competition agreements	30	30
Trademarks, trade names (non-amortizable)	400	400
	12,666	11,166
Less accumulated amortization	(1,946)	(586)
	$10,720	$10,580

The future amortization of these intangible assets assuming straight-line amortization of capitalized software costs is as follows (in thousands):

2015	$453
2016	1,811
2017	1,711
2018	1,559
2019	1,310
Thereafter	3,476
Total	$10,320

The Company tests goodwill for impairment on an annual basis, or more often if events or circumstances indicate that there may be impairment.  The Company operates in two reportable business segments, Hospitality and Government.  Goodwill impairment testing is performed at the sub-segment level (referred to as a reporting unit).  The two reporting units within continuing operations utilized by the Company for its impairment testing are: Restaurant and Government.  Goodwill is assigned to a specific reporting unit at the date the goodwill is initially recorded.  Once goodwill has been assigned to a specific reporting unit, it no longer retains its association with a particular acquisition, and all of the activities within a reporting unit, whether acquired or organically grown, are available to support the value of the goodwill.  The amount of goodwill carried by the Restaurant and Government reporting units is $10.3 million and $0.7 million, respectively, at September 30, 2015 and December 31, 2014.  The Hotel/Spa reporting unit which was previously utilized by the Company for its impairment testing, is being sold and included within discontinued operations (see note 3).

[5]

Note 7 — Stock Based Compensation

The Company applies the fair value recognition provisions of ASC Topic 718 Stock-Based Compensation.  The Company recorded stock based compensation of $214,000 and $487,000 for the three and nine months ended September 30, 2015, respectively.  Total stock-based compensation expense included within operating expenses for the three and nine months ended September 30, 2014 was $185,000 and $987,000, respectively.  At September 30, 2015, the unrecognized compensation expense related to non-vested equity awards was $1.0 million (net of estimated forfeitures), which is expected to be recognized as compensation expense in fiscal years 2015 through 2018.

During the first nine months of 2015, the Company granted a total of 151,802 equity awards as approved by the Company’s Compensation Committee of its Board of Directors to its board members and various employees of the Company under the 2005 Equity Incentive Plan.  The awards granted are time vested over specific service periods as defined in the agreements.

For the three and nine month period ended September 30, 2015, the Company recognized compensation expense related to the performance awards based on its estimate of the probability of the achievement in accordance with ASC Topic 718.

Note 8 — Earnings per share

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

For the three and nine months ended September 30, 2015, there were 1,006,000 and 1,060,000 anti-dilutive stock options outstanding, respectively.  For the three and nine months ended September 30, 2014 there were 1,010,000 and 972,000 anti-dilutive stock options outstanding, respectively.

[6]

The following is a reconciliation of the weighted average shares outstanding for the basic and diluted EPS computations (in thousands, except per share data):
	For the three months ended September 30,
	2015	2014
Income from continuing operations	$1,297	$668

Basic:
Shares outstanding at beginning of period	15,585	15,590
Weighted average shares issued (cancelled) during the period, net	4	(13)
Weighted average common shares, basic	15,589	15,577
Net income per common share, basic	$0.08	$0.04
Diluted:
Weighted average common shares, basic	15,589	15,577
Weighted average shares issued (cancelled) during the period, net	4	-
Dilutive impact of stock options and restricted stock awards	66	58
Weighted average common shares, diluted	15,659	15,635
Net income per common share, diluted	$0.08	$0.04

	For the nine months ended September 30,
	2015	2014
Income from continuing operations	$2,732	$1,112

Basic:
Shares outstanding at beginning of period	15,592	15,473
Weighted average shares issued (cancelled) during the period, net	(43)	25
Weighted average common shares, basic	15,549	15,498
Net income per common share, basic	$0.18	$0.07
Diluted:
Weighted average common shares, basic	15,549	15,498
Weighted average shares issued (cancelled) during the period, net	3	1
Dilutive impact of stock options and restricted stock awards	98	77
Weighted average common shares, diluted	15,650	15,576
Net income per common share, diluted	$0.17	$0.07

[7]

Note 9 — Segment and Related Information

The Company is organized in three reporting units: Restaurant/Retail, Hotel/Spa, and Government. The Company has identified Government as a separate reportable segment and has aggregated its two Restaurant/Retail/Hotel/Spa reporting units into one reportable segment, Hospitality, as the reporting units share many similar economical characteristics. Management views the Government and Hospitality segments separately in operating its business, as the products and services are different for each segment. The Company’s chief operating decision maker is the Company’s Chief Executive Officer.  The Hotel/Spa reporting unit is being sold and included within discontinued operations (see note 3).

The Company has two reportable segments, Hospitality and Government.  The Hospitality segment offers integrated solutions to the hospitality industry.  These offerings include industry leading hardware and software applications utilized at the point-of-sale, back of store and corporate office and includes the acquisition of Brink Software.  This segment also offers customer support including field service, installation, and twenty-four hour telephone support and depot repair.  The Government segment performs complex technical studies, analysis, and experiments, develops innovative solutions, and provides on-site engineering in support of advanced defense, security, and aerospace systems.  This segment also provides expert on-site services for operating and maintaining U.S. Government-owned communication assets.

Information noted as “Other” primarily relates to the Company’s corporate, home office operations.

[8]

Information as to the Company's segments is set forth below.  Amounts below exclude discontinued operations.

	(in thousands)
	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
Revenues:
Hospitality	$36,019	$32,490	$104,768	$95,220
Government	22,041	20,132	67,438	63,360
Total	$58,060	$52,622	$172,206	$158,580

Operating income (loss):
Hospitality	$853	$665	$1,235	$(451)
Government	1,383	1,256	3,915	3,706
Other	(316)	(554)	(638)	(1,331)
	1,920	1,367	4,512	1,924
Other income (loss), net	128	(65)	(58)	225
Interest expense	(81)	(21)	(252)	(63)
Income before provision for income taxes	$1,967	$1,281	$4,202	$2,086

Depreciation, amortization and accretion:
Hospitality	$745	$373	$1,998	$1,045
Government	13	12	38	37
Other	111	67	246	209
Total	$869	$452	$2,282	$1,291

Capital expenditures including software costs:
Hospitality	$1,068	$645	$2,803	$1,742
Government	-	10	-	36
Other	84	118	181	585
Total	$1,152	$773	$2,984	$2,363

Revenues by country:
United States	$49,810	$46,110	$151,858	$140,610
Other Countries	8,250	6,512	20,348	17,970
Total	$58,060	$52,622	$172,206	$158,580

[9]

The following table represents identifiable assets by business segment. Amounts below exclude discontinued operations.

	(in thousands)
	September 30, 2015	December 31, 2014
Hospitality	$75,651	$81,282
Government	9,968	11,221
Other	21,755	22,675
Total	$107,374	$115,178

The following table represents assets by country based on the location of the assets. Amounts below exclude discontinued operations.

	(in thousands)
	September 30, 2015	December 31, 2014
United States	$92,943	$93,825
Other Countries	14,431	21,353
Total	$107,374	$115,178

The following table represents Goodwill by business segment. Amounts below exclude discontinued operations.

	(in thousands)
	September 30, 2015	December 31, 2014
Hospitality	$10,315	$10,315
Government	736	736
Total	$11,051	$11,051

[10]

Customers comprising 10% or more of the Company's total revenues, excluding discontinued operations, are summarized as follows:

	For the Three Months Ended September 30,	For the Three Months Ended September 30,	For the nine Months Ended September 30,	For the nine Months Ended September 30,
	2015	2014	2015	2014
Hospitality segment:
McDonald’s Corporation	20%	21%	21%	18%
Yum! Brands, Inc.	11%	11%	11%	14%
Government segment:
U.S. Department of Defense	38%	38%	39%	40%
All Others	31%	30%	29%	28%
	100%	100%	100%	100%

No other customer within All Others represented more than 10% of the Company’s total revenue for the three or nine months ended September 30, 2015 or 2014.

Note 10 — Fair Value of Financial Instruments

The Company’s financial instruments have been recorded at fair value using available market information and valuation techniques.  The fair value hierarchy is based upon three levels of input, which are:

Level 1 − quoted prices in active markets for identical assets or liabilities (observable)

Level 2 − inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in inactive markets, or other inputs that are observable market data for essentially the full term of the asset or liability (observable)

Level 3 − unobservable inputs that are supported by little or no market activity, but are significant to determining the fair value of the asset or liability (unobservable)

The Company’s financial instruments consist primarily of cash and cash equivalents, trade receivables, trade payables and debt instruments. For cash and cash equivalents, trade receivables and trade payables, the carrying amounts of these financial instruments as of September 30, 2015 and December 31, 2014 were considered representative of their fair values.  The estimated fair value of the Company’s long-term debt and line of credit at September 30, 2015 and December 31, 2014 was based on variable and fixed interest rates at September 30, 2015 and December 31, 2014, respectively, for new issues with similar remaining maturities and approximates the respective carrying values at September 30, 2015 and December 31, 2014.

[11]

The deferred compensation assets and liabilities primarily relate to the Company’s Deferred Compensation Plan, which allows for pre-tax salary deferrals for certain key employees. Changes in the fair value of the deferred compensation liabilities are derived using quoted prices in active markets of the asset selections made by the participants. The deferred compensation liabilities are classified within Level 2, as defined under U.S. GAAP, because their inputs are derived principally from observable market data by correlation to the hypothetical investments. The Company holds insurance investments to partially offset the Company’s liabilities under the Deferred Compensation Plan, which are recorded at fair value each period using the cash surrender value of the insurance investments.

The Company has obligations, to be paid in cash, to the former owners of Brink Software, based on the achievement of certain conditions as defined in the definitive agreement (see note 2).  The fair value of this contingent consideration payable was estimated using a discounted cash flow method, with significant inputs that are not observable in the market and thus represents a Level 3 fair value measurement as defined in ASC 820, Fair Value Measurements and Disclosures. The significant inputs in the Level 3 measurement not supported by market activity included the Company’s probability assessments of expected future cash flows related to the Company’s acquisition of Brink Software during the contingent consideration period, appropriately discounted considering the uncertainties associated with the obligation, and calculated in accordance with the terms of the definitive agreement. The liabilities for the contingent consideration were established at the time of acquisition and is evaluated on a quarterly basis based on additional information as it becomes available. Any change in the fair value adjustment is recorded in the earnings of that period.  Changes in the fair value of the contingent consideration obligations may result from changes in probability assumptions with respect to the likelihood of achieving the various contingent payment obligations. Significant increases or decreases in the inputs noted above in isolation would result in a significantly lower or higher fair value measurement. During the nine months ended September 30, 2015, no adjustments were deemed necessary after evaluation.

The following table presents a summary of changes in fair value of the Company’s Level 3 assets and liabilities that are measured at fair value on a recurring basis (in thousands):

Level 3 Inputs
Liabilities
Balance at December 31, 2014	$5,040
New level 3 liability	-
Total gains (losses) reported in earnings	-
Transfers into or out of Level 3	-
Balance at September 30, 2015	$5,040

[12]

Note 11 — Subsequent Events

Agreement to Sell Hotel/Spa Technology Business:

On November 4, 2015, ParTech, Inc., a wholly owned subsidiary of PAR Technology Corporation, (“PTI”), PAR Springer-Miller Systems, Inc. (“PSMS”), Springer-Miller International, LLC (“SMI”), and Springer-Miller Canada, ULC (“SMC”) (PTI, PSMS, SMI and SMC are collectively referred to herein as the “Group”), entered into an Asset Purchase Agreement (the “APA”)  with Gary Jonas Computing Ltd., SMS Software Holdings LLC, and Jonas Computing (UK) Ltd. (the “Purchasers”),   each of which is an affiliate of the Jonas Software Group of Constellation Software Inc. of Toronto, Ontario,  for the sale of substantially all of the assets of PSMS. Total consideration to be received from the sale is $16.6 million in cash (the “Base Purchase Price”), with $12.1 million received at the time of closing, and $4.5 million receivable eighteen months after the closing date, a portion of which amount will be available to pay certain indemnification obligations of the Group.

In addition to the Base Purchase Price, contingent consideration of up to $1,500,000 is receivable by PAR based on achievement of certain agreed-upon revenue and earnings targets for calendar years 2016 through 2018, as set forth in the APA.

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

Overview

During the quarter ending September 30, 2015, the Company performed a strategic analysis of its current product and business unit offerings and as a result, entered into an asset purchase agreement to sell substantially all of the assets of its hotel/spa technology business operated under PAR Springer-Miller Systems, Inc. (“PSMS”) to affiliates of Constellation Software Inc. on November 4, 2015.  Accordingly, the results of operations of PSMS have been classified as discontinued operations in the Consolidated Statement of Operation and Cash Flow in accordance with Accounting Standards Codification (“ASC”) 205-20, Presentation of Financial Statements – Discontinued Operations.  Additionally, the assets and associated liabilities have been classified as held for sale in the Consolidated Balance Sheet.  All prior period amounts have been reclassified to conform to the current period presentation.  Refer to Note 3 “Discontinued Operations and Assets Held for Sale” and Note 11 “Subsequent Events” in the Notes to the Consolidated Financial Statements for further discussion, including the terms of the transaction.

PAR's technology solutions for the Hospitality segment feature software, hardware and support services tailored for the needs of restaurants, casinos, cruise lines, movie theatres, theme parks and retailers.  The Company's Government segment provides technical expertise to the U.S. Department of Defense (“DoD”) and other federal agencies serving Intelligence, Surveillance and Reconnaissance (“ISR”) needs in geospatial intelligence, geographic information systems, and command and control applications; additionally, this segment provides mission critical telecommunications, satellite command and control, and information technology operations and maintenance services worldwide to the U.S. DoD.

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

[14]

The Company is focused on expanding its Hospitality businesses through its product investments and continued development of its cloud based software applications.  These products include its Brink POS® software, with integrated features that include loyalty, mobile online ordering, kitchen video system, guest surveys, enterprise reporting and mobile dashboard.  In addition, the Company is investing in the enhancement of existing software applications and the development of the Company's SureCheck® solution for food safety and task management applications. To support growth of these products, the Company continues to expand its direct sales force and third-party distribution channels.

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

The focus of the Company’s Government business is to expand its services and solutions business lines. Through outstanding performance of existing contracts and investing in enhancing its business development capabilities, the Company is able to win contract renewals, extend existing contracts, and secure additional new business.  With its intellectual property and investment in new technologies, the Company provides solutions to the U.S. Department of Defense and other federal agencies with highly-specialized expertise, systems integration, and products.

Results of Operations —

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

During the quarter ending September 30, 2015, the Company performed a strategic analysis of its current product and business unit offerings and as a result, entered into an asset purchase agreement to sell substantially all of the assets of its hotel/spa technology business operated under PSMS to affiliates of Constellation Software Inc. on November 4, 2015.  Accordingly, the results of operations of PSMS have been classified as discontinued operations in the Consolidated Statement of Operation and Cash Flow in accordance with ASC 205-20, Presentation of Financial Statements – Discontinued Operations.  Additionally, the assets and associated liabilities have been classified as held for sale in the Consolidated Balance Sheet.  All prior period amounts have been reclassified to conform to the current period presentation.  Refer to Note 3 “Discontinued Operations and Assets Held for Sale” and Note 11 “Subsequent Events” in the Notes to the Consolidated Financial Statements for further discussion, including the terms of the transaction.

[15]

PAR reported revenues of $58.1 million for the quarter ended September 30, 2015, an increase of 10.3% from the $52.6 million reported for the quarter ended September 30, 2014.  PAR reported net income from continuing operations of $1.3 million or $0.08 per diluted share for the quarter ended September 30, 2015 versus $0.7 million or $0.04 per diluted share for the same period in 2014.  During the quarter, the Company reported a net loss from discontinued operations of $2.8 million or $0.18 loss per share versus a loss of $0.8 million or $0.05 loss per share for the same period in 2014.

Product revenues were $24.4 million for the quarter ended September 30, 2015, an increase of 13.6% from the $21.5 million recorded in 2014.  This increase was primarily driven by higher revenues generated from the Company’s international locations in support of PAR’s global tier one accounts. In addition, new accounts established by the Company contributed to the revenue increase as compared to prior year.

Service revenues were $11.6 million for the quarter ended September 30, 2015, an increase of 5.5% from the $11.0 million reported for the same period in 2014.  The increase is the result of the Company diversifying its revenue with a higher recurring revenue base, specifically software sold as a service.

Contract revenues were $22.0 million for the quarter ended September 30, 2015, compared to $20.1 million reported for the same period in 2014, an increase of 9.5%.  This increase is driven by increased activity within the Company’s Intelligence, Surveillance and Reconnaissance contracts.

Product margins for the quarter ended September 30, 2015 were 28.6%, a decrease from 34.5% for the same period in 2014.  During the quarter, negatively impacting the overall product margins were a high volume of lower margin peripheral devices sold to our largest Hospitality customers and a larger deployment of software for a specific rollout in 2014 that did not recur in 2015.

Service margins were 28.5% for the quarter ended September 30, 2015; an increase from the 21.8% recorded for the same period in 2014.  The increase is a result of favorable service revenue mix during the quarter.  The primary driver is the continued growth of revenue streams within the Company’s software platforms sold as a service.  In addition, the Company experienced a high volume of its time and material revenue within PAR’s repair center.

Contract margins were 7.5% for the quarter ended September 30, 2015, compared to 6.7% for the same period in 2014.  This variance is the result of a favorable contract mix with a higher volume of revenue earned through higher margin contracts.

[16]

Selling, general and administrative expenses were $7.0 million for the period ending September 30, 2015, compared to $7.6 million for the period ending September 30, 2014.  The decrease is primarily attributable to lower equity based compensation expense and the Company’s execution of cost reduction initiatives within its Hospitality operations.  The Company continues to monitor its cost structure, including strategic initiatives to reduce its fixed costs.  Partially offsetting the decrease was severance related expense.

Research and development expenses were $2.7 million for the quarter ended September 30, 2015, compared to $2.2 million recorded for the same period in 2014.  This increase was primarily related to increased software development costs for products within the Hospitality segment, including R&D associated with the Company’s Brink POS software application.

Other income, net was $128,000 for the quarter ended September 30, 2015 compared to other expense, net of $65,000 for the same period in 2014.  Other income/expense primarily includes finance charges, fair market value fluctuations of the Company's deferred compensation plan, rental income, foreign currency fair value adjustments, and other non-operating income.  The increase primarily relates to finance charges and non-operating income received during the quarter.

During the quarter ended September 30, 2015, the Company recorded $248,000 of amortization expense associated with acquired identifiable intangible assets from the acquisition of Brink Software that was acquired on September 18, 2014.  The Company recorded $31,000 of amortization expense associated with acquired identifiable intangible assets for the quarter ended September 30, 2014.

Interest expense represents interest charged on the Company's short-term borrowings and from long-term debt.  Interest expense was $81,000 for the quarter ended September 30, 2015 as compared to $21,000 for the same period in 2014.  This increase is associated with higher outstanding borrowing in 2015 as compared to the same period in 2014.

For the three months ended September 30, 2015, the Company's effective income tax rate was 34.1%, compared to 47.9% for the same period in 2014.   The decrease in the effective tax rate for 2015 compared to 2014 is due to the increase in the projected tax in the Company’s domestic and foreign jurisdictions expected for full year fiscal 2015.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

During the quarter ending September 30, 2015, the Company performed a strategic analysis of its current product and business unit offerings and as a result, entered into an asset purchase agreement to sell substantially all of the assets of its hotel/spa technology business operated under PSMS to affiliates of Constellation Software Inc. on November 4, 2015.  Accordingly, the results of operations of PSMS have been classified as discontinued operations in the Consolidated Statement of Operation and Cash Flow in accordance with ASC 205-20, Presentation of Financial Statements – Discontinued Operations.  Additionally, the assets and associated liabilities have been classified as held for sale in the Consolidated Balance Sheet.  All prior period amounts have been reclassified to conform to the current period presentation.  Refer to Note 3 “Discontinued Operations and Assets Held for Sale” and Note 11 “Subsequent Events” in the Notes to the Consolidated Financial Statements for further discussion, including the terms of the transaction.

[17]

PAR reported revenues of $172.2 million for the nine months ended September 30, 2015, an increase of 8.6% from the $158.6 million reported for the same period in 2014.  PAR reported net income from continuing operations of $2.7 million or $.18 per diluted share for the nine months ended September 30, 2015 versus $1.1 million or $0.07 per diluted share for the same period in 2014.  During the nine months ended September 30, 2015, PAR reported a net loss from discontinued operations of $4.5 million or $.29 loss per share versus a net loss of $2.7 million or $.18 loss per share for the same period in 2014.

Product revenues were $70.1 million for the nine months ended September 30, 2015, an increase of 13.6% from the $61.7 million recorded in 2014.  This increase was primarily driven by higher revenues generated from the Company’s international locations in support of PAR’s tier one accounts in addition to higher product revenues in growing the customer base.

Service revenues were $34.7 million for the nine months ended September 30, 2015, an increase from the $33.5 million reported for the same period in 2014.  The increase is due to sales of the Company’s software sold as a service which is a growing source of recurring revenue.  Additionally, the Company experienced an increase of volume of its hardware repair center.

Contract revenues were $67.4 million for the nine months ended September 30, 2015, an increase of 6.4% compared to $63.4 million reported for the same period in 2014.  This increase is driven by increased activity within the Company’s Intelligence, Surveillance and Reconnaissance contracts.

Product margins for the nine months ended September 30, 2015 were 28.5%, a decreased from 31.0% for the same period in 2014.  Product margin was impacted by a higher volume of revenue from our lower margin hardware offerings.

Service margins were 28.1% for the nine months ended September 30, 2015, an increase from the 22.9% recorded for the same period in 2014.  Service margins have been favorably impacted by an increase in software related services during the period, including professional services and software sold as a service revenues, generated by sales of our hospitality technology software platforms.

Contract margins were 6.5% for the nine months ended September 30, 2015, compared to 6.3% for the same period in 2014.  This variance is the result of a favorable contract mix with a higher volume of revenue earned through higher margin contracts.

[18]

Selling, general and administrative expenses for the nine months ended September 30, 2015 were $21.0 million, a decrease compared to $22.5 million recorded for the same period in 2014. The decrease is primarily attributable to lower equity based compensation expense and the Company’s execution of cost reduction initiatives within its Hospitality operations.  The Company continues to monitor its cost structure, including strategic initiatives to reduce its fixed costs.

Research and development expenses were $7.8 million for the nine months ended September 30, 2015, an increase from the $6.3 million recorded for the same period in 2014.  This increase was primarily due to the R&D assumed with the Company’s acquisition of Brink Software Inc. and continued development of the Brink POS software application.  Additionally, the Company had an increase in hardware R&D associated with next generation hardware products.

Other expense, net was $58,000 for the nine months ended September 30, 2015 compared to other income, net of $225,000 for the same period in 2014.  Other income/expense primarily includes, fair market value fluctuations of the Company's deferred compensation plan, rental income, and foreign currency fair value adjustments.   The decrease primarily relates to lower rental income and impact of foreign currencies.

For the nine months ended September 30, 2015, the Company recorded $746,000 of amortization expense associated with acquired identifiable intangible assets from the acquisition of Brink Software.  The Company record $31,000 of amortization expense associated with acquired identifiable intangible assets for the nine months ended September 30, 2014.

Interest expense primarily represents interest charged on the Company’s short-term borrowing requirements from banks and from long-term debt.  Interest expense was $252,000 for the nine months ended September 30, 2015 as compared to $63,000 for the same period in 2014.  This increase is associated with higher outstanding borrowing in 2015 as compared to the same period in 2014.

For the nine months ended September 30, 2015, the Company's effective income tax rate was 35.0%, compared to 46.7% for the same period in 2014.   The decrease in the effective tax rate for 2015 compared to 2014 is due to the increase in the projected tax in the Company’s domestic and foreign jurisdictions expected for full year fiscal 2015.

Liquidity and Capital Resources

The Company's primary sources of liquidity have been cash flow from operations and its bank line of credit.  Cash generated from operating activities of continuing operations was $2.3 million for the nine months ended September 30, 2015 compared to cash generated from operating activities of continuing operations of $4.7 million for the same period in 2014.

[19]

In 2015, cash provided by continuing operations was mostly due to the add back of non-cash charges offset by changes in working capital requirements, primarily associated with decreases in accounts payable based on timing of payments made to vendors.  In 2014, cash generated from continuing operations was mostly due to the add back of non-cash charges and changes in working capital requirements, primarily associated with increases in deferred revenue based on timing of billings for the Company’s service contracts offset by increases in inventory due to timing of customer deployments.

Cash used in investing activities from continuing operations was $6.0 million for the nine months ended September 30, 2015 versus $7.4 million for the same period in 2014.  In 2015, the purchase of Brink Software Inc. accounted for approximately $3.0 million of the investing capital.  Additionally, capital expenditures of $1.5 million were primarily for capital improvements made to the Company’s leased properties as well as purchases of computer equipment associated with the Company’s software support service offerings.  Capitalized software was $1.5 million and was associated with investments for various Hospitality software platforms.  In 2014, the purchase of Brink Software Inc. accounted for approximately $5.0 million of the investing capital.  Additionally, capital expenditures of $1.2 million were primarily for capital improvements made to the Company’s leased properties as well as purchases of computer equipment associated with the Company’s software support service offerings.  Capitalized software was $1.2 million and was associated with investments for various Hospitality software platforms.

Cash used in financing activities from continuing operations was $1.7 million for the nine months ended September 30, 2015 versus $5.9 million generated from financing activities from continuing operations in 2014.  In 2015, the Company decreased borrowings on its credit facility by $1.6 million and its long-term debt by $129,000.  In 2014, the Company increased borrowings on its credit facility by $6.0 million, mostly in connection with the purchase of Brink Software Inc., decreased its long-term debt by $129,000 and received $13,000 from stock awards.

Through September 4, 2014, the Company maintained a credit facility with J.P. Morgan Chase, N.A. and NBT Bank, N.A. (on behalf of itself and as successor by merger to Alliance Bank, N.A.) consisting of $20.0 million in working capital lines of credit (with the option to increase to $30.0 million), which expired in September 2014.  This agreement allowed the Company, at its option, to borrow funds at the LIBOR rate plus the applicable interest rate spread or at the bank's prime lending rate.  This credit facility was secured by certain assets of the Company.

On September 5, 2014, the Company executed an amendment to its then existing credit facility to provide for the renewal of the facility through September 2017, with terms generally consistent to those of its prior facility.  This facility provided the Company with capital of up to $20.0 million (with the option to increase to $30.0 million) in the form of a revolving line of credit.  This agreement allowed the Company, at its option, to borrow funds at the LIBOR rate plus the applicable interest rate spread or at the bank's prime lending rate.

[20]

On September 9, 2014, the Company terminated its existing credit facilities with J.P. Morgan Chase, N.A. and NBT Bank, N.A. (on behalf of itself and as successor by merger to Alliance Bank, N.A.) consisting of $20.0 million in working capital lines of credit, and the Company and its domestic subsidiaries entered into a new three-year credit facility with J.P. Morgan Chase, N.A. The terms of the new agreement provide for up to $25 million of a line of credit, with borrowing availability based on a percentage of value of various assets of the Company and its subsidiaries. The new agreement bears interest at the applicable bank rate (3.25% at September 30, 2015) plus applicable interest rate spread up to 0.25% or, at the Company's option, at the LIBOR rate plus the applicable interest rate spread (range of 1.5% – 2.0%).  At September 30, 2015, the Company had an outstanding balance of approximately $3.4 million on this line of credit at a rate of 3.50%.  The weighted average interest rate paid by the Company was approximately 3.50% during fiscal year 2015.   The new agreement contains traditional asset based loan covenants and includes covenants regarding earnings before interest, tax, depreciation & amortization (“EBITDA”) and a fixed charge coverage ratio, and provides for acceleration upon the occurrence of customary events of defaults.

On March 19, 2015, the Company amended its existing credit facility to reduce the EBITDA requirement and extend the fixed charge coverage ratio.  The amendment provides the Company flexibility to continue investing in the Company’s future product offerings while maintaining certain covenant thresholds as defined in the amendment.  The Company is in compliance with the credit facility covenants as of September 30, 2015.

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

In connection with the acquisition of Brink Software on September 18, 2014, the Company recorded indebtedness to the former owners of Brink under the stock purchase agreement.  At September 30, 2015, the principal balance of the note payable was $2.0 million and it had a carrying value of $1.9 million.  The initial carrying value was based on the note’s estimated fair value at the time of acquisition with the difference being accreted to interest expense.  The note payable of $2.0 million is payable on the second anniversary of close, September 18, 2016.

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

[21]

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

[22]

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

In September 2014, the Financial Accounting Standards Board (FASB) issued amended guidance on the accounting for certain share-based employee compensation awards. The amended guidance requires that share-based employee compensation awards with terms of a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award and compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved. The Company is required to adopt this guidance for its annual and interim periods beginning March 1, 2016. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In May 2014, the FASB amended the existing accounting standards for revenue recognition. The amendments are based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized.  The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers.  In July 2015, the FASB affirmed its proposal of a one-year deferral of the effective date of the new revenue standard.  As a result, the new guidance will be effective for the Company beginning in its first quarter of fiscal 2018. The amendments may be applied retrospectively to each prior period presented or with the cumulative effect recognized as of the date of initial application. PAR is currently evaluating the impact of these amendments and the transition alternatives on PAR's financial statements.

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

[23]

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

INFLATION

Inflation had little effect on revenues and related costs during the three and nine months ended September 30, 2015.  Management anticipates that margins will be maintained at acceptable levels to minimize the effects of inflation, if any.

INTEREST RATES

As of September 30, 2015, the Company has $3.4 million of variable debt.  The Company believes that an adverse change in interest rates of 100 basis points would not have a material impact on PAR’s business, financial condition, results of operations or cash flows.

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

[24]

Based on an evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2015, the end of the period covered by this Quarterly Report on Form 10-Q (the "Evaluation Date"), conducted under the supervision of and with the participation of the Company's chief executive officer and chief accounting officer, such officers have concluded that the Company's disclosure controls and procedures, which are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and designed to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is accumulated and communicated to management including the chief executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosures, are effective as of the Evaluation Date.

(b)	Changes in Internal Control over Financial Reporting.

There was no change in the Company's internal controls over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, such internal controls over financial reporting.

[25]

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

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

List of Exhibits

Exhibit No.	Description of Instrument

10.1	Separation Agreement between PAR Technology Corporation and Stephen P. Lynch dated August 31, 2015.

31.1	Certification of Chief Executive Officer & President Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Accounting Officer and Controller Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification of Chief Executive Officer & President and Chief Accounting Officer and Controller Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

[26]

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAR TECHNOLOGY CORPORATION
(Registrant)

Date: November 16, 2015

/s/Matthew J. Trinkaus
Matthew J. Trinkaus
Chief Accounting Officer & Controller

[27]

Exhibit Index

Exhibit No.	Description of Instrument	Sequential Page Number
10.1	Separation Agreement between PAR Technology Corporation and Stephen P. Lynch dated August 31, 2015.

31.1	Certification of Chief Executive Officer & President Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	E-1

31.2	Certification of Chief Accounting Officer & Controller Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	E-2

32.1
Certification of Chief Executive Officer & President and Chief Accounting Officer and Controller Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
E-3

[28]