Form 10-K
period 2015-12-31
PAR TECHNOLOGY CORP
filed 2016-03-30
CIK 708821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-K

☒          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2015.
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

As of June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares of voting and non-voting common stock held by non-affiliates of the registrant was approximately $47,035,841 based upon the closing price of the Company’s common stock.

The number of shares outstanding of registrant’s common stock, as of February 29, 2016 ─ 15,644,729 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement in connection with its 2016 annual meeting of stockholders are incorporated by reference into Part III.

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

PAR’s Hospitality business segment, representing approximately 62% of consolidated revenue from continuing operations, provides technology solutions, including software, hardware and a full range of support services, to businesses and organizations within the global hospitality industry that includes restaurants~~,~~ grocery stores and specialty retail outlets.  The Company continues to be a leading provider of hospitality management technology solutions to restaurants (the quick service, fast casual and table service categories) with over 75,000 systems installed in over 110 countries.  In addition, the Company is expanding its business into retail, big box retailers, grocery stores, food distribution, and contract food management organizations with PAR’s food safety and task management solution, SureCheck®. These technology solutions are marketed collectively through the Company’s hospitality segment.

PAR’s government segment, representing approximately 38% of consolidated revenue from continuing operations, provides contract services for the U.S. Department of Defense (“DoD”) and federal agencies, specifically in Mission Systems and Intel Solutions.  This segment is dedicated to providing Intelligence, Surveillance and Reconnaissance (“ISR”) technology and services specializing in the development of advanced signal and image processing and management systems with a focus on geospatial intelligence, geographic information systems, and command and control applications. Additionally, this business provides mission critical telecommunications, satellite command and control, and information technology operations and maintenance services worldwide to the U.S. DoD.

During the third quarter of fiscal year 2015, the Company performed a strategic analysis of its current product and business unit offerings and as a result, entered into an asset purchase agreement to sell substantially all of the assets of its hotel/spa technology business within the hospitality segment operated under PAR Springer-Miller Systems, Inc. (“PSMS”) to affiliates of Constellation Software Inc.  This transaction closed on November 4, 2015.  Accordingly, the results of operations of PSMS for fiscal 2015 have been recorded as discontinued operations in accordance with Accounting Standards Codification (“ASC”) 205-20, Presentation of Financial Statements – Discontinued Operations.  All prior period amounts have been reclassified to conform to the current period presentation.  Refer to Note 3 “Discontinued Operations” in the Notes to the Consolidated Financial Statements for further discussion, including the terms of the transaction.

Information concerning the Company’s industry segments for the two years ended December 31, 2015 is set forth in Note 12 “Segments and Related Information” in the Notes to the Consolidated Financial Statements.

PAR’s corporate headquarters are located at PAR Technology Park, 8383 Seneca Turnpike, New Hartford, NY 13413-4991, and our telephone number is (315) 738-0600.  We maintain facilities for our Hospitality segment in our New Hartford headquarters, as well as Boca Raton, FL, Boulder, CO, San Diego, CA, Shanghai, People’s Republic of China, Staines, United Kingdom, Paris France, Sydney, Australia, Dubai and Markham, Ontario. We maintain Hospitality sales offices worldwide.  The Company’s Government segment is headquartered in Rome, NY.  Our Government segment has employees worldwide in fulfillment of our contract-based support services.

  The Company’s common stock is traded on the New York Stock Exchange under the symbol “PAR”.  Through PAR’s website (our website address is http://www.partech.com), our Annual Report on Form 10-K, quarterly reports on Form 10-Q, proxy statement, and current reports on Form 8-K and amendments thereto are available to interested parties, free of charge.  Information contained on our website is not part of this Annual Report on Form 10-K.

Unless the context otherwise requires, the term  "PAR" or "Company" as used herein, means PAR Technology Corporation and its wholly-owned subsidiaries.

Hospitality Segment

PAR’s solutions for the restaurant industry integrate software applications, hardware platforms, software delivery, installation and lifecycle support services.  PAR’s software offerings for the Restaurant market include front-of-store POS software applications, operations management software applications (known as back office software), and enterprise software applications for content management and business intelligence. PAR’s hardware offerings for the Restaurant market include Point-of-Sale (“POS”) terminals, tablets, kitchen systems utilizing printers and/or video monitors, and a wide range of food safety monitoring and task management hardware and software solutions.

As a leading provider of in-store technology to Restaurants, PAR has developed and nurtured, long-term committed relationships with the industry’s three largest organizations, McDonald’s Corporation, Yum! Brands, Inc., and the SUBWAY® franchisees of Doctor’s Associates Inc.  McDonald’s® has 36,525 restaurants in more than 100 countries, and PAR has been an approved provider of restaurant technology systems and support services to their organization since 1980.  Yum! Brands®, which includes Taco Bell®, KFC®, and Pizza Hut®, has been a PAR customer since 1983.  Yum! Brands has over 41,000 restaurants in more than 125 countries, and PAR continues to be a major supplier of in-store technology systems to concepts within the Yum! Brands portfolio.  The Company continues to expand their installed base of hardware technology and services with SUBWAY, which has more than 43,000 restaurants in over 110 countries.  Other significant hospitality chains for which PAR is the POS vendor of choice include the Baskin-Robbins® unit of Dunkin' Brands Group, Inc.,  the Hardee’s®  and Carl’s Jr. ® units of CKE Restaurants, Inc., Five Guys, Jack-in-the-Box and franchisees of these organizations.

In addition PAR has developed an intelligent checklist solution for food safety temperature measurement and task management automation marketed under the name SureCheck®. During the year, the Company continued to add new accounts utilizing its SureCheck solution, in addition to its existing customers, Wegmans Food Markets, Inc., with its 88 store locations, and Wal-Mart Stores Inc.,  (including Sam’s Clubs), and its 5,224 domestic stores.  These customers have selected the PAR SureCheck solution to provide their food safety and task management requirements.

Products

The Company markets its software, hardware and services as an integrated solution or unbundled, on an individual basis.  PAR’s Brink POS® (“Brink”) software is a modern, cloud-based, feature-rich POS platform that seamlessly scales for single and multi-unit operators with traditional and mobile platforms.  PAR hardware offerings, particularly its POS terminals, are highly regarded by the hospitality industry for their broad functionality, reliability, durability, and highest quality.  The Company often sells hardware in combination with services, thereby delivering maximum system performance on a cost-effective basis.  PAR emphasizes the operational and economic value of a bundled, integrated solution, combining software, hardware and services that provide customers a comprehensive solution that enhances efficiencies in restaurant operations, while also providing operational and marketing insights.

Software: Restaurant Market

PAR restaurant software offerings are designed for multi-unit and individual restaurant operators, franchise and the enterprise alike in the three dominant restaurant categories: fast casual restaurants (“FC”), quick serve restaurants (“QSR”) and table service restaurants (“TSR”).  Each of these restaurant categories has distinct operating characteristics and service delivery requirements that are managed by PAR’s Brink and PixelPoint software offerings. PAR’s software is designed to allow customers to configure their technology systems that meets their order entry, food preparation, inventory, and workforce management needs, while capturing real-time transaction data at each location and delivering valuable insight throughout the enterprise.

Brink software is a leading cloud based point of sale (“POS”) software for restaurants, especially the rapidly growing fast casual segment.  As a cloud-native POS platform and a more efficient model than on premised POS software, the need for a back-office server in the restaurant is eliminated. Additionally, the cloud native model simplifies software version control and organizational updates, unlike legacy POS systems. Brink POS software is integrated with features that include but are not limited to loyalty at its core, mobile online ordering, kitchen video system, guest surveys, enterprise reporting, mobile dashboard.

PAR’s PixelPoint® software solution is primarily sold to independent table service and quick serve restaurants through our channel partners.  This integrated software solution includes a point of sale software application, a self-service ordering function, an enterprise back-office management function, and an enterprise level loyalty and gift card information sharing application.

PixelPoint Head Office Cloud is a web-based enterprise reporting solution that consolidates restaurant data, and is offered as Software-as-a-Service (“SaaS”).  Designed for corporate, field, and site managers, this decision-making tool provides visibility into every restaurant location via a dashboard displaying customer-defined financials, sales analysis, marketing, inventory, and workforce variables.  PAR also offers applications for forecasting, labor scheduling, and inventory management.

Software: Retail Market

The SureCheck software solution provides food safety temperature monitoring and employee task management functionality through the combination of a cloud-based enterprise server application, a PDA-based mobile application and a patented integrated temperature measuring device.  This solution is effective for managing Hazard Analysis & Critical Control Points (“HACCP”) inspection programs for retail and food service organizations, and automates the monitoring of quality risk factors while dramatically lowering the potential for human error.  The SureCheck platform was also designed to help hospitality and retail operators efficiently complete and monitor the compliance of employee tasks while providing insight on abnormal checklist conditions, providing configurable, automated alerts when tasks are behind schedule or out of compliance.  The data captured through this solution is used to manage policy compliance and oversight, loss prevention, safety, merchandising, and other audits unique to the customer.

Hardware

The PAR EverServ® family of hardware platforms are designed to operate in harsh hospitality environments, be durable and highly functioning, scalable and easily integrated - offering customers competitive performance at a cost-conscious price.  The Company’s hardware platforms, compatible with popular operating systems, support a distributed processing environment and are suitable for a broad range of use and functions within the markets served.  PAR’s open architecture POS platforms are optimized to host the Company’s POS software applications, as well as many third-party POS applications, and are compatible with many peripheral devices.  PAR partners with numerous vendors of complementary in-store peripherals, from cash drawers, card readers and printers to kitchen video systems, allowing the Company to provide a complete solution integrated and delivered by one vendor.

PAR currently offers a range of POS hardware platforms, designed to meet and exceed the needs of its customers, regardless of the restaurant concept, the size of the organization or the complexity of its requirements.  PAR’s hardware terminal offerings are primarily comprised of three POS product lines: EverServ 500, EverServ 7000 Series and EverServ 8000 Series.

PAR’s hardware offering, the EverServ 500 platform, is built with the same rugged durability PAR is known for and is a value platform for operators that require fewer features/functions. Its small ergonomic footprint is ideal for installations where space is at a premium. The EverServ 500’s solid state design is quiet, offers low power consumption and minimizes maintenance.

The patented EverServ 7000 series is, designed to offer PAR’s combination of performance, style, ease of service, remote management, flexibility and modularity.  The EverServ 7000 series hardware is built to perform in harsh operating environments, enduring extremely high customer traffic and transaction activities and the difficult restaurant/retail environments that includes grease and liquid spills. The high performance architecture of the 7000 series supports demanding applications and delivers the speed needed to improve customer throughput.

The patent pending EverServ 8000 series is designed to offer PAR’s combination of performance, style, ease of service, remote management, flexibility and modularity.  These platforms are designed and developed based on the latest technology platforms from Intel Corporation. The EverServ 8000 series hardware offers the most modern design and one of the smallest footprints available in the market and is built to perform in harsh operating environments, enduring extremely high customer traffic and transaction activities and the difficult restaurant/retail environments that includes grease and liquid spills. The high performance architecture of the series supports demanding applications and delivers the speed needed to improve customer throughput.

As a result of market changes and demand of mobile technologies within restaurants and additional hospitality environments, PAR introduced its series of EverServ tablets designed to withstand the harsh hospitality environment and deliver best performance, durability and highest level of up time. The PAR Tablet 8 and PAR Tablet 10 are the latest in series of mobile devices built for the needs of its Hospitality customers, with a rugged design, extended battery life and a lengthy life cycle, providing the best ROI to customers.  PAR’s mobility family of hardware platforms include options such as differing docking and charging stations, the ability to use magnetic cards and payment systems, hand and shoulder straps and holsters to support the variety of product applications.

Lastly, with PAR’s growing presence within the Retail market, PAR developed the SureCheck Advantage, an IoT (Internet of Things) mobile solution designed for food quality and task management. SureCheck software and hardware addresses a costly and cumbersome business challenge for large food retailers. Namely; the recording of employee proper preparation and handling of foods so as to reduce the threat of foodborne illness.   SureCheck enables “HACCP” compliance which is the FDA mandated regulatory process while improving operational efficiencies through the digitization outdated traditionally pen and paper processes.  With the SureCheck, users can perform checklists and easily access unlimited compliance data and reports. The platform provides increased operational efficiencies with its patented integrated temperature probe, bar code scanner and RFID infrared temperature readers.

Services

Maintenance and Service

PAR offers a wide range of maintenance and support services as part of its total solution for the hospitality markets we serve.  In North America, the Company provides comprehensive maintenance and installation services for its software, hardware and systems, as well as those of third parties, utilizing PAR-staffed, round-the-clock, central telephone customer support and diagnostic service center in Boulder, CO.  The Company also has direct service capabilities in Australia and South East Asia and China.

In the U.S., PAR maintains a field service network, consisting of over 100 locations, offering on-site service and repair, as well as depot repair and overnight unit replacements.

PAR’s service organization utilizes a suite of software applications that allows PAR to offer value to its customers through the utilization of its extensive and growing knowledge base to diagnose and resolve customer-service issues.  This also enables PAR to compile the kind of in-depth information it needs to identify trends and opportunities.  If an issue arises with our products, PAR’s customer service management software allows a service technician to diagnose the problem remotely, thereby reducing in many cases the requirement for an on-site service call.  PAR’s service organization is further enabled by a customer relationship management system that allows our call center personnel to maintain a profile on each customer’s background, hardware and software details, client service history, and a problem-resolution database.

PAR offers customer support services to its Hospitality customers.  The Company believes its ability to offer comprehensive software delivery services (project management, professional services, sraining), direct installation, maintenance, and support services are one of its key differentiators within the Restaurant industry.  PAR works closely with its customers to identify and address the latest hospitality technology requirements by creating interfaces to the latest innovations in operational equipment, including Europay, MasterCard andVisa, digital, and additional solutions located inside and outside of the customer’s premises.  PAR provides systems integration expertise to interface specialized components, including but not limited to video monitors, wireless networks and video surveillance, to meet requirements of its global customers.

Installation and Training

PAR offers global software configuration, installation, training, and integration services as a normal part of the software or equipment purchase agreement.  PAR also offers complete application training for a location’s staff as well as technical instruction for customers’ information systems personnel.

Sales and Marketing

Within the Hospitality Segment, PAR has dedicated sales teams engaging directly with our tier 1 (representing 2,000 sites and above), tier 2 (101-1,999 sites) and tier 3 (2 – 100 sites) customers.  The Company also has dedicated channel partner executives who solely support our Brink and Pixel partners to effectively position and sell PAR’s software and hardware solutions to a wide range of customers.

Our strategic account sales organization concentrates on large chain, corporate customers and their franchisees globally.  In addition, sales efforts are directed toward franchisees of large chains for which the Company is not necessarily the enterprise POS vendor. The Company’s Brink sales team includes a SMB sales team that focuses on Brink sales to multi-unit operators with 25-350 locations as well as major account sales executives to capture the Tier 1 and Tier 2 Brink target market. The Company’s international direct sales force markets to major global tier 1customers as well as regional international chains in restaurant and retail.  With the support from our global partner team, PAR’s channel partners sell and support PAR PixelPoint in the U.S. and around the globe.

The Company’s indirect sales channel sales representatives enlist and support many well-regarded value-added resellers / partners serving the multi-unit operators, independent restaurant sector and non-foodservice markets such as retail, convenience, amusement parks, movie theaters, cruise lines, spas and other ticketing and entertainment venues.

Competition

The markets in which the Company operates are highly competitive.  Important competitive variables in the hospitality market include functionality, reliability, quality, pricing, service and support.  In the restaurant market, PAR believes its competitive advantages include the focus on an integrated technology solution offering including cloud-based software, ruggedized purpose-built hardware, advanced development capabilities, extensive domain knowledge and expertise, excellent product reliability, a direct sales force organization, world class support and quick service response.  Most of our significant customers have approved several suppliers offering some form of sophisticated hospitality technology system similar to that of the Company.  PAR’s competition is comprised of traditional and emerging companies including: Oracle Corporation, NCR Corporation and Panasonic Corporation.

Backlog

Due to the nature of the hospitality business, backlog is not significant at any point in time.  The Hospitality segment orders are generally of a short-term nature and are usually booked and shipped in less than 12 months.

Research and Development

The highly technical nature of the Company’s hospitality products requires a significant and continuous research and development effort.  Ongoing product research and quality development efforts are an integral part of all activities within the Company.  Functional and technical enhancements are actively being made to our products to increase customer satisfaction and maintain the high caliber of PAR’s software.  Research and development expenses from continuing operations were approximately $10.2 million in 2015 and $8.9 million in 2014.  The Company capitalizes certain software costs in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic No. 985.  See Note 1, “Summary of Significant Accounting Policies,” to the Consolidated Financial Statements included in Part IV, Item 15 for further discussion.

The Company’s technical staff continuously evaluate new technologies and adopt those that allow PAR to provide significant improvements in customers’ day-to-day systems.  From hand-held wireless devices to advances in internet performance, the Company’s professional services unit is available for consultation on a wide variety of topics including network infrastructures, system functionality, operating system platforms, and hardware expandability.  In addition, the Company has secured strategic partnerships with third-party organizations to offer a variety of credit, debit and gift card payment options.

Manufacturing and Suppliers

The Company sources and/or assembles most of its products from standard electronic components, fabricated parts such as printed circuit boards, and mechanical components.  Many assemblies and components are manufactured by third parties to the Company’s specifications.  PAR depends on outside suppliers for the continued availability of its assemblies and components.  Although most items are generally available from a number of different suppliers, PAR purchases certain final assemblies and components from single sources.  Items purchased from single sources include certain POS devices, peripherals, custom molded and tooled components, electronic assemblies and components.  If such a supplier should cease to supply an item, PAR believes new sources could be found to provide the components.  However, added cost and manufacturing delays could result and adversely affect the Company’s performance.  The Company has not experienced significant delays of this nature in the past, but there can be no assurance that delays in delivery due to supply shortages will not occur in the future.

Intellectual Property

The Company owns or has rights to certain patents, copyrights and trademarks.  PAR relies upon non-disclosure agreements, license agreements and applicable domestic and foreign patent, copyright and trademark laws for protection of our intellectual property.  To the extent such protective measures are unsuccessful, or the Company needs to enter into protracted litigation to enforce such rights, the Company’s business could be adversely impacted.  Similarly, there is no assurance that the Company’s products will not become the subject of a third-party claim of infringement or misappropriation.  To the extent such claims result in costly litigation or force the Company to enter into royalty or license agreements, rather than enter into a prolonged dispute, our performance could be adversely impacted.  The Company also licenses certain third-party patents and software with its products.  While PAR maintains strong relationships with its licensors, there is no assurance such relationships will continue or that the licenses will be continued under fees and terms acceptable to the Company.

Government Segment

PAR’s Government business provides a range of technical services for the DoD and federal agencies.  This segment is dedicated to serving ISR customers, through specialized development of advanced signal and image processing and management systems with a focus on geospatial intelligence, geographic information systems, and command and control applications. Additionally, this business provides mission critical telecommunications, satellite command and control, and information technology operations and maintenance services worldwide to the U.S. DoD.

The business is organized in two operating sectors that provide comprehensive service offerings across their customer base ISR Solutions and mission systems.

The ISR solutions sector provides systems engineering support and software-based solutions. Expertise ranges from theoretical and experimental studies to development and fielding of operational prototypes. PAR’s employees are: experienced developers and subject-matter experts in DoD Full Motion Video (“FMV”) formats include MPEG-2, H.264, and standard/high definition (“SD/HD”) support; developers of geospatial and imagery data management, visualization, and exploitation solutions; major contributor to radar systems from inception to operational capabilities; developers and integrators of light weight Electro-Optical (“EO”), Infrared (“IR”), multi and hyperspectral sensor and processing systems; light detection and ranging (“LiDAR”) processing systems; developers of certified systems employing multi and hyperspectral imaging to include target detection and cueing algorithms, IR search and track technology, and algorithms for camouflage detection and buried mines; and developers of geospatial information system (“GIS”)-based modeling solutions.  This sector of the Company has an active business in the development of mobility applications that support the needs of mobile teams with real-time situation awareness and distributed communications.  The ISR solutions sector has a strong legacy in the advanced research, development and productization of geospatial information assurance (“GIA”) technology involving steganography, steganalysis, digital watermarking, and image forensics. These enabling technologies have been used to provide increased protection and security of geospatial data.   The ISR Solutions Sector also provides scientific and technical  support to the US Intelligence Community.

The mission systems sector includes three distinct lines of business: telecommunications, satellite control, and information technology services. The telecommunication services include satellite and terrestrial communications operations and maintenance services, which operate elements of the US DoD’s global information grid (“GIG”) in support of the national command authority (President & joint chiefs of staff) and Department of Defense. Additionally, PAR operates the U.S. navy’s only satellite operations center providing tracking, telemetry and control of several space-based satellite communication constellations. Finally, the Company’s mission systems sector provides IT services ranging from advanced systems management to help desk support. Approximately 50% of this sector’s global footprint is outside the continental US with contracts in Europe, Africa, Australia, and US Commonwealths and Territories in the Pacific and Caribbean. The Company has strong and enduring relationships with a diverse set of customers throughout the U.S. DoD and federal government. PAR’s track record delivering mission critical services to their government customers spans decades, and includes contracts continuing 15 years or more. The Company works closely with its customers, with the vast majority of the mission systems sector employees co-located at customer sites. PAR’s strong relationships and on-site presence with customers enable the Company to develop deep customer and technical domain knowledge, and translate mission understanding into exemplary program execution and continued demand for its services.

PAR focuses its business in five service areas:

ISR:
Intelligence, Surveillance and Reconnaissance:  The Company provides a variety of geospatial intelligence solutions including full motion video, geospatial information assurance, raster imagery, and LiDAR.  In depth expertise in these domains provides government customers and large systems integrators with key technologies supporting a range of applications from strategic enterprise systems to tactical individual users.  Furthermore, PAR has developed a number of products relative to these advanced technologies and provides integration and training support.

Mission Systems:

Systems Engineering & Evaluation:  The Company integrates and tests EO, IR, Radar, and multi/hyper-spectral sensor systems for a broad range of government and industry surveillance applications.  The Company designs and integrates radar sensor systems including experimentation, demonstration, and test support.  The Company also provides scientific and technical engineering and analysis to intelligence community customers, as well as program management services for the acquisition, development, and deployment of advanced prototypes and quick reaction systems.

Satellite & Telecommunications Services:  The Company provides a wide range of technical and support services to sustain mission critical components of the DoD’s global information grid (“GIG”).  These services include continuous 24/7/365 operations, system enhancements and associated maintenance of very low frequency (“VLF”), high frequency (“HF”) and very high frequency (“VHF”) ground-based radio transmitter/receiver facilities. Additionally, the Company operates and maintains several extremely high frequency (“EHF”) and super high frequency (“SHF”) satellite communication earth terminals and teleport facilities.  The DoD communications earth stations operated by the Company is the primary communications infrastructure utilized by the national command authority and military services to exercise command and control of the nation’s air, land and naval forces and provide support to allied coalition forces.

Space & Satellite Control Services:  The Company provides satellite operation, management, and maintenance services in support of satellite control center operations.  Primary services include satellite telemetry monitoring, tracking and command support, and satellite control in order to provide reliable space-based satellite services conducting command, control, communications, computers, intelligence, surveillance and reconnaissance (“C4ISR”) operations.  The Company delivers services in support of satellite telemetry, tracking, control and remote terminal operations from 7 locations worldwide.

Information Technology/Systems Services:  The Company provides information technology services to the DoD and federal agencies. These services include helpdesk services, systems administration, network administration, information assurance and systems security, database administration, telephone systems management, testing and testbed management, and ITIL-based service management.

Government Contracts

The Company performs work for U.S. Government agencies under firm fixed-price, cost-plus-fixed-fee, and time-and-material contracts.  The majority of these contracts have a period of performance of one to five years.  There are several risks associated with government contracting.  For instance, contracts may be reduced in size, scope and value, as well as modified, delayed and/or cancelled depending upon the government’s requests, budgets, policies and/or changes in regulations.  Contracts can also be terminated for the convenience of the government at any time the government believes that such termination would be in its best interests.  In this circumstance, the Company is entitled to receive payments for its allowable costs and, in general, a proportionate share of its fee or profit for the work actually performed.  The Company may also perform work prior to formal authorization or prior to adjustment of the contract price for increased work scope, change orders and other funding adjustments.  In this situation, the Company is performing the work under our own risk and would be responsible for any costs incurred during this time.  Additionally, the defense contract audit agency regularly audits the financial records of the Company.  Such audits can result in adjustments to contract costs and fees.  Audits have been completed through the Company’s fiscal year 2013 and have not resulted in any material adjustments.

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

Backlog

The value of existing Government contracts at December 31, 2015, net of amounts relating to work performed to that date was approximately $101.2 million, of which $48.4 million was funded.  The value of existing Government contracts at December 31, 2014, net of amounts relating to work performed to that date was approximately $100.4 million, of which $53.9 million was funded.  Funded amounts represent those amounts committed under contract by Government agencies and prime contractors.  The December 31, 2015 Government contract backlog of $101.2 million represents firm, existing contracts.  Of this backlog amount, approximately $64.8 million is expected to be completed in calendar year 2016, as funding is committed.

Employees

As of December 31, 2015, the Company had 1,010 employees, approximately 54% of whom were engaged in the Company’s Hospitality segment, 41% of whom were in the Government segment, and 5% of whom were corporate employees.

Due to the highly technical nature of the Company’s business, the Company’s future can be significantly influenced by its ability to attract and retain its technical staff.  The Company believes it has and will be able to continue to fulfill its near-term needs for technical staff.

Approximately 13% of the Company’s employees are covered by collective bargaining agreements.  The Company considers its employee relations to be good.

Item 1A	Risk Factors

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

Our future operating results, including revenues, gross margins, operating expenses and net income (loss), have fluctuated on a quarterly and annual basis, are difficult to predict, and may be materially affected by a number of factors, many of which are beyond our control, including:

—	the dependency on business from major accounts which can, at will, reduce or eliminate on-going business

—	the ability to hire, retain and motivate qualified employees to meet the demands of our business;

—	the effects of adverse macroeconomic conditions in the United States and international markets, especially in light of the continued challenges in global credit and financial markets;

—	the level of demand and purchase orders from our customers, and our ability to adjust to changes in demand and purchase order patterns;

—	the timing of our new product announcements or introductions, as well as those by our competitors;

—	the ability of our third party suppliers, subcontractors and manufactures to supply us with sufficient quantities of high quality products or components, on a timely basis;

—	the effectiveness of our efforts to reduce product costs and manage operating expenses;

—	changes in customer demand for our products;

—	the ability to timely produce the products our customers seek to satisfy their technology requirements;

—	potential significant litigation-related costs;

—	intellectual property disputes;

—	costs related to compliance with increasing worldwide environmental and other regulations; and

—	the effects of public health emergencies, natural disasters, security risk, terrorist activities, international conflicts and other events beyond our control.

As a result of these and other factors, there can be no assurance that the Company will not experience significant fluctuations in future operating results on a quarterly or annual basis.  In addition, if our operating results do not meet the expectations of investors, the market price of our common stock may decline.

Our stock price has been volatile and may fluctuate in the future.

The trading price of our common stock has and may continue to fluctuate significantly.  Such fluctuations may be influenced by many factors, including:

—	the concentration of beneficial ownership of our common stock by Dr. John W. Sammon, Director and of PAR’s Board of Directors.

—	the liquidity of the market for our common stock;

—	the limited availability of earnings estimates and supporting research by investment analysts;

—	our performance and prospects;

—	the performance and prospects of our major customers;

—	investor perception of our company and the industry in which we operate;

—	uncertainty regarding domestic and international political conditions, including tax policies; and

—	the volatility of the financial markets;

—	uncertainty regarding the prospects of domestic and foreign economies;

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

A small number of related customers have historically accounted for a majority of the Company’s net revenues in any given fiscal period.  For each of the fiscal years ended December 31,

2015 and 2014, aggregate sales to our top two Hospitality segment customers, McDonald’s Corporation and Yum! Brands, Inc., consisting of KFC, Taco Bell and Pizza Hut, amounted to 19% and 10% and 16% and 12% of total revenues from continuing operations, respectively.  Most of the Company’s customers are not obligated to provide us with any minimum level of future purchases or with binding forecasts of product purchases for any future period.  In addition, major customers may elect to delay or otherwise change the timing of orders in a manner that could adversely affect the Company’s quarterly and annual results of operations.  There can be no assurance our current customers will continue to place orders with us, or we will be able to obtain orders from new customers.

An inability to produce new products that keep pace with technological developments and changing market conditions could result in a loss of market share.

The products we sell are subject to continual changes and additions to our features and functionality.  Our traditional competitors offer products that have an increasingly wider range of features and capabilities.  A number of new competitors in our restaurant technology business are well funded and are adding features and functionality rapidly. We believe that in order to compete effectively, we must provide systems incorporating new technologies at competitive prices.  There can be no assurance we will be able to continue funding research and development at levels sufficient to enhance our current product offerings, or the Company will be able to develop and introduce on a timely basis, new products that keep pace with technological developments and emerging industry standards and address the evolving needs of customers.  There also can be no assurance we will not experience difficulties that will result in delaying or preventing the successful development, introduction and marketing of new products in our existing markets, or our new products and product enhancements will adequately meet the requirements of the marketplace or achieve any significant degree of market acceptance.  Likewise, there can be no assurance as to the acceptance of our products in new markets, nor can there be any assurance as to the success of our penetration of these markets, nor to the revenue or profit margins realized by the Company with respect to these products.  If any of our competitors were to introduce superior software products at competitive prices, or if our software products no longer meet the needs of the marketplace due to technological developments and emerging industry standards, our software products may no longer retain any significant market share.

We generate much of our revenue from the hospitality industry and therefore are subject to decreased revenues in the event of a downturn in that industry.

For the fiscal years ended December 31, 2015 and 2014, we derived 62% and 60%, respectively, of our total revenues from continuing operations from the hospitality industry, primarily the QSR market.  Consequently, our hospitality technology product sales are dependent in large part on the health of the hospitality industry, which in turn is dependent on the domestic and international economy, as well as factors such as consumer buying preferences.  Instabilities or downturns in the hospitality market could disproportionately impact our revenues, as clients may exit the industry or delay, cancel or reduce planned expenditures for our products.  Although we believe we can succeed in the quick service restaurant sector of the hospitality industry in a competitive environment, given the cyclical nature of that industry, there can be no assurance our profitability and growth will continue.

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

Our government contracting business has been focused on niche offerings, reflecting our expertise, primarily in the areas of intelligence, surveillance and reconnaissance, systems engineering & evaluation, satellite and telecommunications services  and information technology/systems services.  Many of our competitors are larger and have substantially greater financial resources and broader capabilities in information technology.  We also compete with smaller companies, many of which are designated by the government for preferential “set aside” treatment, that target particular segments of the government market and may have superior capabilities in a particular segment.  These companies may be better positioned to obtain contracts through competitive proposals.  Consequently, there are no assurances we will continue to win government contracts as a direct contractor or indirect subcontractor.

ineffective internal controls could impact the company’s business and financial results

The Company's internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. If the Company fails to maintain the adequacy of its internal controls, including any failure to implement required new or improved controls, or if the Company experiences difficulties in their implementation, the Company's business and financial results could be harmed and the Company could fail to meet its financial reporting obligations. Such as, in connection with management’s evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015, management determined that the Company did not maintain effective controls over the pre-hiring diligence procedures which failed to require the completion of satisfactory background investigation, which should have included credit and other public record and media checks for accounting and financial hires to the extent permitted by applicable law.  In addition, our procedures relating to treasury transactions did not require sufficient sign-off documentation and review thereof with respect to approvals required prior to initiating treasury transactions, and as a result, documentation describing the transaction, confirming its execution and evidencing the required approvals did not exist or was significantly deficient, thus impeding prevention or early detection of the improper actions.  While the Company is in the process of improving its internal controls and the material weakness will continue to exist until the remediation actions described in Item 9A, Controls and Procedures, are fully implemented and tested. If the new controls being implemented to address the material weakness and to strengthen the overall internal control over onboarding and treasury transactions are not designed or do not operate effectively, if the Company is unsuccessful in implementing or following these new processes or is otherwise unable to remediate this material weakness, this may result in untimely or inaccurate reporting of the Company’s financial condition or results of operations.

We HAVE conductED an internal investigation into certain unauthorized transactions, and may become subject to regulatory scrutiny

We have identified that certain wire transfers were effected during the period between September 25, 2015 and November 6, 2015 involving the unauthorized transfer of Company funds, without documentation, in contravention of the Company’s policies and procedures.  The unauthorized investments occurred during the period between September 25, 2015 and November 6, 2015. The employment of Michael S. Bartusek, the Company’s Vice President and Chief Financial Officer was terminated effective March 14, 2016 for cause in connection with these unauthorized investments made in contravention of the Company’s policies and procedures.  Mr. Bartusek had been hired by the Company into those positions effective July 20, 2015.  These funds collectively total $776,000.  Upon evaluation of the circumstances under which such unauthorized investments were made, the Company determined that internal control weaknesses existed that permitted these wire transfers to be initiated, processed, and completed without obtaining necessary approvals.  This matter was reported by management to the Audit Committee of the Company’s Board of Directors, comprised solely of independent directors.  Under direction of the Audit Committee an investigation was commenced and completed.  The investigation was led by outside counsel, who engaged an independent forensic consultant to assist in the matter.  As directed by the Audit Committee, the Company has reported this matter to federal law enforcement agencies, including the U.S. Securities and Exchange Commission.

 The internal investigation is complete, although the Company continues to pursue recovery of the transferred funds.  We are presently unable to predict whether the SEC or other law enforcement agency will commence their own investigation or determine whether there have been violations of federal laws and regulations.  We have not to date determined whether any of the activities in question violated any applicable laws.  However, if any federal authorities were to ultimately determine that the Company violated any laws or regulations, the Company may be exposed to a broad range of civil and criminal sanctions including, but not limited to, injunctive relief, disgorgement, fines, penalties, modifications to business practices including the termination or modification of existing business relationships, the imposition of compliance programs and the retention of a monitor to oversee future compliance by the Company. These investigations and any potential proceedings resulting therefrom could be costly and burdensome to our management, and could adversely impact our business, prospects, reputation, financial condition, liquidity, results of operations or cash flows. Even if an inquiry or investigation does not result in any adverse determinations, it potentially could create negative publicity and give rise to third-party litigation or other actions.

we may not be able to meet the unique operational, legal and financial challenges that relate to our international operations, which may limit the growth of our business.

For the fiscal years ended December 31, 2015, and 2014, our net revenues from sales outside the United States were 14% and 13%, respectively, of the Company’s total revenues from continuing operations.  We intend to continue to expand our operations outside the United States and to enter additional international markets, which will require significant management attention and financial resources.  Our operating results are subject to the risks inherent in international sales, including, but not limited to, regulatory requirements, political and economic changes and disruptions, geopolitical disputes and war, transportation delays, difficulties in staffing and managing foreign sales operations, and potentially adverse tax consequences.  In addition, fluctuations in exchange rates may render our products less competitive relative to local product offerings, or could result in foreign exchange losses, depending upon the currency in which we sell our products.  There can be no assurance these factors will not have a material adverse effect on our future international sales and, consequently, on our operating results.

Any failure by the Company to execute planned cost reduction measures timely and successfully could result in total costs and expenses that are greater than expected or the failure to meet operational goals as a result of such actions.

In April 2015, the Company announced restructuring actions primarily to reduce cost and expense structure in our hospitality segment and the Company’s corporate organization. The Company expects to realize cost savings now and in the future through these cost and expense actions and may announce future actions to further reduce its worldwide workforce and/or centralize its operations. The risks associated with these actions include potential delays in their implementation, particularly workforce reductions; increased costs associated with such actions; decreases in employee morale and the failure to meet operational targets due to unplanned departures of employees, particularly key employees and sales employees.

we derive a portion of our revenue from u.s. government contracts, which contain provisions unique to public sector customers, including the u.s. government’s right to modify or terminate these contracts at any time.

For the fiscal years ended December 31, 2015 and 2014, we derived 38% and 40%, respectively, of our total revenues from continuing operations from contracts to provide technical expertise to government organizations and prime contractors.  In any year, the majority of our government contracting activity is associated with the U.S. Department of Defense.  Contracts with the U.S. government typically provide that such contracts are terminable, in full or in part, at the convenience of the U.S. government.  If the U.S. government terminated a contract on this basis, we would be entitled to receive payment for our allowable costs and, in general, a proportionate share of our fee or profit for work actually performed.  Most U.S. government contracts are also subject to modification or termination in the event of changes in funding.  As such, we may perform work prior to formal authorization, or the contract prices may be adjusted for changes in scope of work.  Termination or modification of a substantial number of our U.S. government contracts could have a material adverse effect on our business, financial condition and results of operations.

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

We perform work for various U.S. government agencies and departments pursuant to fixed-price, cost-plus fixed fee and time-and-material prime contracts and subcontracts.  Approximately 45% of the revenue that we derived from government contracts for the year ended December 31, 2015 came from fixed-price or time-and-material contracts.  The balance of the revenue that we derived from government contracts in 2015 primarily came from cost-plus fixed fee contracts.  Most of our contracts are for one-year to five-year terms.

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

a portion of our total assets consists of goodwill and identifiable intangible assets, which are subject to a periodic impairment analysis and a significant impairment determination in any future period, could have an adverse effect on our results of operations even without a significant loss of revenue or increase in cash expenses attributable to such period.

We have goodwill and identifiable intangible assets at December 31, 2015 totaling approximately $11.1 million and $10.9 million, respectively; resulting primarily from business acquisitions and internally developed capitalized software.  The Company tests goodwill and identifiable intangible assets for impairment annually or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We describe the impairment testing process and results of this testing more thoroughly herein in Item 7 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies.” If we determine an impairment has occurred at any point in time, we will be required to reduce goodwill or identifiable intangible assets on our balance sheet.

Item 1B:	Unresolved Staff Comments

None.

Item 2:	Properties

The following are the principal facilities (by square footage) of the Company:

Location	Industry Segment	Floor Area Principal Operations	Number of Sq. Ft.

New Hartford, NY	Hospitality	Principal executive offices, manufacturing, research and development laboratories, sales, service, wellness, and computing facilities	216,800
Rome, NY	Government	Research and development	30,800

Sydney, Australia	Hospitality	Sales and service	14,400
Boca Raton, FL	Hospitality	Research and development	11,470
Markham, Ontario	Hospitality	Research and development	11,100
Boulder, CO	Hospitality	Service	10,700

The Company’s headquarters and principal business facility is located in New Hartford, NY, which is near Utica, in central New York State.  In addition to those noted above, the Company maintains smaller facilities in San Diego, California, Shanghai, People’s Republic of China, Staines, United Kingdom, Dubai and Paris France.

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

The Company’s common stock, par value $0.02 per share, trades on the New York Stock Exchange (NYSE symbol - PAR).  At December 31, 2015, there were approximately 424 owners of record of the Company’s common stock, plus those owners whose stock certificates are held by brokers.

The following table shows the high and low stock prices for the two years ended December 31, 2015 as reported by New York Stock Exchange:

	2015		2014
Period	Low	High	Low	High

First quarter	$4.03	$6.04	$4.65	$5.50
Second quarter	$3.80	$4.98	$4.12	$4.99
Third quarter	$4.11	$5.29	$3.78	$5.24
Fourth quarter	$5.12	$7.39	$4.28	$6.18

The Company has not paid cash dividends on its common stock, and the Company presently intends to continue to retain earnings for reinvestment in growth opportunities.  Accordingly, it is anticipated no cash dividends will be paid in the foreseeable future.

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

Overview

PAR's technology solutions for the hospitality segment feature software, hardware and support services tailored for the needs of restaurants and retailers.  The Company's government segment provides technical expertise in the contract development of advanced systems and software solutions for the U.S. Department of Defense and other federal agencies, as well as information technology and communications support services to the U.S. Department of Defense.

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

The Company is focused on expanding its hospitality businesses through its product investments and continued development of its cloud based software applications.  These products include its Brink POS software within the fast casual market, with integrated features that include loyalty, mobile online ordering, kitchen video system, guest surveys, enterprise reporting, mobile dashboard, and much more.  In addition, the Company is investing in the enhancement of existing software applications and the development of the Company's SureCheck® solution for food safety and task management applications.  To support growth of these products, the Company continues to expand its direct sales force and third-party distribution channels.

The Quick Serve Restaurant market, PAR's primary market, continues to perform well for the majority of large, international companies.  PAR primarily sells its hardware platforms to this market, specifically, within our Tier 1 clients.

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

Results of Operations — 2015 Compared to 2014

During the year ending December 31, 2015, the Company performed a strategic analysis of its current product and business unit offerings and as a result, entered into an asset purchase agreement to sell substantially all of the assets of its hotel/spa technology business operated under PAR Springer-Miller Systems, Inc. (“PSMS”) to affiliates of Constellation Software Inc.  This transaction closed on November 4, 2015.  Accordingly, the results of operations of PSMS have been classified as discontinued operations in the Consolidated Statements of Operation and Cash Flows in accordance with Accounting Standards Codification (“ASC”) ASC 205-20, Presentation of Financial Statements – Discontinued Operations.  Additionally, the assets and associated liabilities have been classified as discontinued operations in the Consolidated Balance Sheets.  All prior period amounts have been reclassified to conform to the current period presentation.  Refer to Note 3 “Discontinued Operations” in the notes to the Consolidated Financial Statements for further discussion, including the terms of the transaction.

The Company reported revenues of $229.0 million for the year ended December 31, 2015, an increase of 5.1% from the $217.9 million reported for the year ended December 31, 2014.  PAR’s revenue from its hospitality segment of $141.2 million for the year ended December 31, 2015, an increase of 8.4% compared to the $130.2 million reported for the year ended December 31, 2014.  PAR’s government segment reported revenues of $87.9 million for the year ended December 31, 2015, a slight increase from the $87.7 million reported for the year ended December 31, 2014. PAR reported net income from continuing operations of $4.0 million or $0.26 per diluted share for the year ended December 31, 2015 versus $71,000 or $0.00 per diluted share for the same period in 2014.  For fiscal year 2015 and 2014, the Company reported a net loss from discontinued operations of $4.9 million or $0.32 loss per share versus a loss of $3.7 million or $0.24 loss per share, respectively.

Product revenues were $94.4 million for the year ended December 31, 2015, an increase of 11.7% from the $84.5 million recorded in 2014.  This increase was primarily driven by higher revenues generated from the Company’s global tier 1 accounts. In addition, growth within the Company’s domestic tier one accounts and new accounts established through the acquisition of Brink contributed to the revenue increase as compared to prior year.

Service revenues were $46.8 million for the year ended December 31, 2015, an increase of 2.3% from the $45.7 million reported for the same period in 2014.  The increase is the result of the Company diversifying its revenue with a higher recurring revenue base through its software contracts, specifically software sold as a service and other revenue streams generated through post contract support offerings.

Contract revenues were $87.9 million for the year ended December 31, 2015, compared to $87.7 million reported for the same period in 2014, an increase of 0.2%.  This increase is driven by increased activity within the Company’s intelligence, surveillance and reconnaissance contracts slightly offset by a reduction in revenue generated from mission systems contracts.

Product margins for the year ended December 31, 2015 were 27.8%, a decrease from 30.3% for the same period in 2014.  During the year negatively impacting the overall product margins were a high volume of lower margin peripheral devices sold to our largest hospitality customers and a larger deployment of higher margin software for a specific rollout in 2014 that did not recur in 2015.

Service margins were 29.8% for the year ended December 31, 2015, an increase from the 23.4% recorded for the same period in 2014.  The increase is a result of favorable service revenue mix during the year.  The primary driver is the continued growth of revenue streams within the Company’s software platforms sold as a service.  In addition, the Company experienced a high volume of its time and material revenue within PAR’s repair center.

Contract margins were 6.8% for the year ended December 31, 2015, compared to 6.1% for the same period in 2014.  This variance is the result of a favorable performance in fixed price contracts and lower product development costs in 2015.

Selling, general and administrative expenses were $28.3 million for the year ending December 31, 2015, compared to $29.0 million for the year ended December 31, 2014.  The decrease is primarily attributable to lower equity based compensation expense and the Company’s execution of cost reduction initiatives within its hospitality segment operations.  The Company continues to monitor its cost structure, including strategic initiatives to reduce its fixed costs.  Partially offsetting the decrease was severance related expense.

Research and development expenses were $10.2 million for the year ended December 31, 2015, compared to $8.9 million recorded for the same period in 2014.  This increase was primarily related to increased software development costs for products within the hospitality segment, primarily R&D associated with the Company’s Brink POS software application.

During the year ended December 31, 2015, the Company recorded $987,000 of amortization expense associated with acquired identifiable intangible assets from the acquisition of Brink that was acquired on September 18, 2014.  The Company recorded $279,000 of amortization expense associated with acquired identifiable intangible assets for the year ended December 31, 2014.

Other expense, net was $800,000 for the year ended December 31, 2015 compared to other income, net of $485,000 for the same period in 2014.  Other income/expense primarily includes fair market value fluctuations of the Company's deferred compensation plan, rental income, net, foreign currency fair value adjustments, and other non-operating income/expense.  The decrease primarily relates to a write off of $776,000 for investments, and lower rental income received during the year.   The investment write-off of $776,000 in fiscal year 2015 represents the write-off of unauthorized investments that were made in contravention of the Company’s policies and procedures involving the Company’s funds. The unauthorized investments occurred during the period between September 25, 2015 and November 6, 2015.   As of December 31, 2015, the Company is uncertain of the collectability relating to these investments and as a result, reduced its fair value to zero.  The write-off of the investment resulted in the Company identifying a material weakness over financial reporting as described in Item 9A and also described in footnote 1.

Interest expense represents interest charged on the Company's short-term borrowings and from long-term debt.  Interest expense was $308,000 for the year ended December 31, 2015 as compared to $136,000 for the same period in 2014.  This increase is associated with higher outstanding borrowing in 2015 as compared to the same period in 2014.

For the year ended December 31, 2015, the Company’s effective income tax rate was an expense of 27.2%, compared to expense of 98.1% in 2014.   The variances from the federal statutory rate for 2015 were due to the mix of taxable income from the Company's domestic and foreign jurisdictions.  In 2014, the Company repatriated earnings through the payment of a $5.0 million dividend by its Chinese subsidiary to its domestic parent company, resulting in income tax expense of $2.2 million on those earnings.  The Company considers this a one-time repatriation which helped finance the Brink acquisition and further earnings are considered permanently re-invested.

Liquidity and Capital Resources

The Company’s primary sources of liquidity have been cash flow from operations and a line of credit with its bank.  Cash generated from operating activities of continuing operations was $2.2 million for the year ended December 31, 2015 compared to cash provided of $9.6 million for the same period in 2014.

In 2015, cash was generated from the Company’s operating results plus the add-back of non-cash expenses and a reduction of inventory.  Offsetting significant operating cash flow components include a decrease accounts payable primarily due to the timing of vendor payments and a decrease in customer deposits associated with the Company’s hospitality segment.  In 2014, cash generated from operations was mostly due to the add back of non-cash charges and changes in working capital.  Significant operating cash flow components include cash used to procure inventory required for planned deployments in 2015, as well as cash used through an increase in receivables resulting from significant sales volume recorded late in fiscal year 2014.  Operating cash flow was generated by an increase in accounts payable and accrued expenses mainly due to the timing of vendor payments associated with the aforementioned growth in inventory and other amounts owed to vendors.  Cash was also generated through the increase in customer deposits associated with the Company’s hospitality segment.

Cash generated from investing activities from continuing operations was $7.5 million for the year ended December 31, 2015 versus cash used of $8.2 million for the same period in 2014.  In 2015, the Company received cash proceeds of $12.1 million related to the sale of its hotel/spa technology business.  This was offset by the Company wrote-off $776,000 of unauthorized investments that were made in contravention of the Company’s policies and procedures involving the Company’s funds.  Capital expenditures of $1.7 million were primarily for capital improvements made to the Company’s leased properties as well as purchases of computer equipment associated with the Company’s software support service offerings.  Capitalized software was $2.1 million and was used for investments in many of the Company’s hospitality software platforms.  In 2014, the first installment payment associated with the purchase of Brink Software Inc. which accounted for use of approximately $5.0 million of the investing capital.  Capital expenditures of $1.5 million were primarily for capital improvements made to the Company’s leased properties as well as purchases of computer equipment associated with the Company’s software support service offerings.  Capitalized software was $1.7 million and was used for investments in many of the Company’s hospitality software platforms.

Cash used in financing activities from continuing operations was $7.7 million for the year ended December 31, 2015 versus cash generated of $4.8 million for the same period in 2014.  In 2015, the Company decreased borrowings on its credit facility by $5.0 million, net and its long-term debt by $0.2 million and benefited $0.5 million from the exercise of employee stock options.  Additionally, the second installment payment associated with the purchase of Brink Software Inc. accounted for approximately $3.0 million was made.  In 2014, the Company borrowed $5.0 million, net on its credit facility in connection with the purchase of Brink Software Inc., and decreased its long term borrowings by $0.2 million.

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

On September 9, 2014, the Company terminated its existing credit facilities with J.P. Morgan Chase, N.A. and NBT Bank, N.A. (on behalf of itself and as successor by merger to Alliance Bank, N.A.) consisting of $20.0 million in working capital lines of credit, and the Company and its domestic subsidiaries entered into a new three-year credit facility with J.P. Morgan Chase, N.A (the Credit Facility). The terms of the Credit Facility provide for up to $25 million of a line of credit, with borrowing availability based on a percentage of value of various assets of the Company and its subsidiaries. The new agreement bears interest at the applicable bank rate (3.25% at December 31, 2015) or, at the Company's option, at the LIBOR rate plus the applicable interest rate spread (range of 1.5% – 2.0%).  At December 31, 2015, the Company did not have any outstanding balance on this line of credit.  The weighted average interest rate paid by the Company was approximately 3.50% during fiscal year 2015.   The new agreement contains traditional asset based loan covenants and includes covenants regarding earnings before interest, tax, depreciation & amortization (“EBITDA”) and a fixed charge coverage ratio, and provides for acceleration upon the occurrence of customary events of defaults.

On March 19, 2015, the Company amended  the Credit Facility to reduce the EBITDA requirement and extend the fixed charge coverage ratio.  The amendment provides the Company flexibility to continue investing in the Company’s future product offerings while maintaining certain covenant thresholds as defined in the amendment.  On March 16, 2016, the Company received a notice of defaults under its current Credit Facility due to unauthorized investments made during 2015 by the company’s former Chief Financial Officer, which were not permitted investments as defined in the lending agreement.  See Note 1, “Summary of Significant Accounting Policies,” to the Consolidated Financial Statements for further discussion on these unauthorized investments.  These unauthorized investments involved cash transfers totaling $776,000, which amounts have been written off by the Company as of December 31, 2015 (the “Unauthorized Transactions”).  On March 24, 2016 the lender provided waivers of the defaults, subject to certain terms and conditions contained in the waiver, including entry by the Company into a fourth amendment to the Company’s Credit Agreement.

On March 24, 2016, based on the waiver received, the Company executed the fourth amendment to its existing Credit Agreement.  Under the terms and conditions of this amendment, the Company has undertaken to engage, and has engaged,  an independent consultant to review its  internal controls relating to financial reporting and authorization procedures for financial transactions (including, without limitation, investments) initiated by the Company’s officers (the “Internal Control Review”).  The company has agreed to deliver to the lender a report prepared by Company’s consultant that sets forth, in reasonable detail, the results of the Internal Control Review, together with a summary of any recommended changes to the Company’s internal control procedures (the “ICR Report”).  To the extent the ICR Report sets forth recommended changes to Borrowers’ internal control procedures (“IC Recommendations”), The Company has agreed to promptly take steps to implement the IC Recommendations in all material respects.  The Company has agreed to provide periodic updates to the lender relating to the Internal Control Review, implementation of IC Recommendations and any ongoing investigations related to the Unauthorized Transactions

In addition to the credit facility described above, the Company has a mortgage loan, collateralized by certain real estate, with a balance of $746,000 and $919,000 at December 31, 2015 and 2014, respectively.  This mortgage matures on November 1, 2019.  The Company's fixed interest rate was 4.05% through October 1, 2014.  Beginning on October 1, 2014, the fixed rate was converted to a new rate equal to the then-current five year fixed advanced rate charged by the New York Federal Home Loan bank, plus 225 basis points.  Effective November 1, 2014, the Company entered into an agreement that fixed the interest rate at 4.00% through the maturity date of the loan.  The annual mortgage payment including interest through November 1, 2019 totals $206,000.

In connection with the acquisition of Brink Software Inc. on September 18, 2014, the Company recorded indebtedness to the former owners of Brink Software Inc. under the stock purchase agreement.  At December 31, 2015 and 2014, the principal balance of the note payable was $2.0 million and $5.0 million and it had a carrying value of $1.9 million and $4.8 million, respectively.  The carrying value was based on the note’s estimated fair value at the time of acquisition.  The note does not bear interest and repayment terms are $3.0 million, which was paid on the first anniversary of close, September 18, 2015, and $2.0 million payable on the second anniversary of close, September 18, 2016.

During fiscal year 2016, the Company anticipates that its capital requirements will not exceed approximately $3.0 million to $5.0 million.  The Company does not routinely enter into long term contracts with its major hospitality segment customers.  The Company commits to purchasing inventory from its suppliers based on a combination of internal forecasts and actual orders from customers.  This process, along with good relations with suppliers, supports the working capital investment required by the Company.  Although the Company lists two major customers, McDonald’s and Yum! Brands, it sells to hundreds of individual franchisees of these corporations, each of which is individually responsible for its own debts.  These broadly made sales substantially reduce the impact on the Company’s liquidity if one individual franchisee reduces the volume of its purchases from the Company in a given year.  The Company, based on internal forecasts, believes its existing cash, line of credit facilities and its anticipated operating cash flow will be sufficient to meet its cash requirements through the next twelve months.  However, the Company may be required, or could elect, to seek additional funding prior to that time.  The Company’s future capital requirements will depend on many factors including its rate of revenue growth, the timing and extent of spending to support product development efforts, potential growth through strategic acquisition, expansion of sales and marketing, the timing of introductions of new products and enhancements to existing products, and market acceptance of its products.  The Company cannot assure additional equity or debt financing will be available on acceptable terms or at all.  The Company’s sources of liquidity beyond twelve months, in management’s opinion, will be its cash balances on hand at that time, funds provided by operations, funds available through its lines of credit and the long-term credit facilities that it can arrange.

The Company’s future principal payments under its stock purchase agreement with Brink, mortgage and operating leases are as follows (in thousands):

	Total	Less Than 1 Year	1-3 Years	3 - 5 Years	More than 5 Years
Debt obligations	$2,669	$2,103	$383	$183	$-
Operating lease	5,462	1,456	2,073	1,195	738
Total	$8,131	$3,559	$2,456	$1,378	$738

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

Revenue Recognition Policy

Hospitality Contracts

Our hospitality segment’s revenues consist of sales of the Company’s standard POS system to the hospitality segment. We derive revenue from the following sources: (1) hardware sales, (2) software license agreements, including perpetual licenses and software as a service, (3) professional services, (4) hosting services and (5) post-contract customer support ("PCS").

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

Hardware

Revenue recognition on hardware sales occurs upon delivery to the customer site (or when shipped for systems that are not installed by the Company) when persuasive evidence of an arrangement exists, the price is fixed or determinable, and collectability is reasonably assured.

Software

Revenue recognition on software sales generally occurs upon delivery to the customer, when persuasive evidence of an arrangement exists, the price is fixed or determinable, and collectability is probable.  For software sales sold as a perpetual license, typical our Pixel software offering, where the Company is the sole party that has the proprietary knowledge to install the software, revenue is recognized upon installation and when the system is ready to go live.

Service

Service revenue consists of installation and training services, field and depot repair, subscription software products, associated software maintenance, and software related hosted services.  Installation and training service revenue are based upon standard hourly/daily rates as well as contracted prices with the customer, and revenue is recognized as the services are performed.  Support maintenance and field and depot repair are provided to customers either on a time and materials basis or under a maintenance contract.  Services provided on a time and materials basis are recognized as the services are performed.  Service revenues from maintenance contracts are recorded as deferred revenue when billed to the customer and are recognized ratably over the underlying contract period.  Software sold as a service with our Brink and SureCheck software offerings, is recognized based on the contracted price over its contract term.

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

Multiple element arrangements which include hardware, service, and software offerings are separated  based upon the stand alone price for each individual hardware, service, or software sold in the arrangement irrespective of the combination of products and services which are included in a particular arrangement.  As such, overall consideration is allocated to each unit of accounting based on the unit's relative selling prices. In such circumstances, the Company uses a hierarchy to determine the selling price to be used for allocating revenue to each deliverable: (i) vendor-specific objective evidence of selling price (VSOE), (ii) third-party evidence of selling price (TPE), and (iii) best estimate of selling price (BESP). VSOE generally exists only when the Company sells the deliverable separately and is the price actually charged by the Company for that deliverable. The Company uses BESP to allocate revenue when we are unable to establish VSOE or TPE of selling price. BESP is primarily used for elements such as products that are not consistently priced within a narrow range. The Company determines BESP for a deliverable by considering multiple factors including product and customer class, geography, average discount, and management's historical pricing practices. Amounts allocated to the delivered hardware and software elements are recognized at the time of sale provided the other conditions for revenue recognition have been met. Amounts allocated to the undelivered maintenance and other services elements are recognized as the services are provided or on a straight-line basis over the service period. In certain instances, customer acceptance is required prior to the passage of title and risk of loss of the delivered products. In such cases, revenue is not recognized until the customer acceptance is obtained. Delivery and acceptance generally occur in the same reporting period.

In situations where PAR’s solutions contain software related services (generally PCS and professional services), revenue is recognized in accordance with authoritative guidance on software revenue recognition.  For the software and software-related elements of such transactions, revenue is allocated based on the relative fair value of each element, and fair value is determined by vender specific objective evidence, where available.  If VSOE is not available for all elements, we will use the residual method to separate the elements as long as we have VSOE for the undelivered elements.  If the Company cannot objectively determine the fair value of any undelivered element included in such multiple-element arrangements, the Company defers the revenue until all elements are delivered and services have been performed, or until fair value can objectively be determined for any remaining undelivered elements.

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

Capitalized Software Development Costs
The Company capitalizes certain costs related to the development of computer software used in its hospitality segment. Software development costs incurred prior to establishing technological feasibility are charged to operations and included in research and development costs.  The technological feasibility of a computer software product is established when the Company has completed all planning, designing, coding, and testing activities that are necessary to establish that the product can be produced to meet its design specifications including functions, features, and technical performance requirements. Software development costs incurred after establishing feasibility ((as defined within ASC 985-20 for software cost related to sold as a perpetual license and ASC-350-40 for software sold as a service) are capitalized and amortized on a product-by-product basis when the product is available for general release to customers.  Annual amortization, charged to cost of sales when the product is available for general release to customers, is computed using the greater of (a) the straight-line method over the remaining estimated economic life of the product, generally three to seven years or (b) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product.

Accounting for Business Combinations

The Company accounts for acquired businesses using the acquisition method of accounting, which requires that assets acquired and liabilities assumed be recorded at their respective fair values on the date of acquisition. The fair value of the consideration paid is assigned to the underlying net assets of the acquired business based on their respective fair values. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded to goodwill. Intangible assets are amortized over the expected life of the asset. Fair value determinations and useful life estimates are based on, among other factors, estimates of expected future cash flows from revenues of the intangible assets acquired, estimates of appropriate discount rates used to present value expected future cash flows, estimated useful lives of the intangible assets acquired and other factors. Although the Company believes the assumptions and estimates it has made have been reasonable and appropriate, they are based, in part, on historical experience, information obtained from the management of the acquired companies and future expectations. For these and other reasons, actual results may vary significantly from estimated results.

Contingent Consideration

The Company determines the acquisition date fair value of contingent consideration using a discounted cash flow method, with significant inputs that are not observable in the market and thus represents a Level 3 fair value measurement as defined in ASC Topic 820, Fair Value Measurement.  The significant inputs in the Level 3 measurement not supported by market activity included the Company’s probability assessments of expected future cash flows related to the Company’s acquisition of Brink Software Inc. during the contingent consideration period, appropriately discounted considering the uncertainties associated with the obligation, and calculated in accordance with the terms of the definitive agreement.  The liabilities for the contingent consideration are established at the time of the acquisition and will be evaluated on a quarterly basis based on additional information as it becomes available.  Any change in the fair value adjustment is recorded in the earnings of that period.  During fiscal year 2015, the Company recorded a $90,000 adjustment to increase the fair value of its contingent consideration related to the acquisition of Brink Software Inc..  This is reflected within other expense on the statement of operations. Changes in the fair value of the contingent consideration obligations may result from changes in probability assumptions with respect to the likelihood of achieving the various contingent payment obligations.Significant increases or decreases in the inputs noted above in isolation would result in a significantly lower or higher fair value measurement.

Goodwill

The Company tests goodwill for impairment on an annual basis on the first day of the fourth quarter, or more often if events or circumstances indicate there may be impairment.  The Company operates in two business segments, hospitality and government.  Goodwill impairment testing is performed at the sub-segment level (referred to as a reporting unit).  For fiscal year 2015, the two reporting units utilized by the Company for its impairment testing are: restaurants and government as compared to three reporting units tested in 2014 or restaurants, hotel/spa and government. Goodwill is assigned to a specific reporting unit at the date the goodwill is initially recorded. Once goodwill has been assigned to a specific reporting unit, it no longer retains its association with a particular acquisition, and all of the activities within a reporting unit, whether acquired or organically grown, are available to support the value of the goodwill.

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

The Company utilizes different methodologies in performing its goodwill impairment test.  For both the government and restaurant reporting units, these methodologies include both an income approach, namely a discounted cash flow method, and multiple market approaches and the guideline public company method and quoted price method.  The valuation methodologies and weightings used in the current year are generally consistent with those used in the Company’s past annual impairment tests.

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

Key assumptions within the Company’s discounted cash flow model utilized for its annual impairment test included projected financial operating results, a long term growth rate of 3% and discount rates ranging from 17.5% to 21%, depending on the reporting unit.  As stated above, as the discounted cash flow method derives value from the present value of a projected level of income stream, a modification to the Company’s projected operating results including changes to the long term growth rate could impact the fair value.  The present value of the cash flows is determined using a discount rate based on the capital structure and capital costs of comparable public companies, as well as company-specific risk premium, as identified by the Company.  A change to the discount rate could impact the fair value determination.

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

The public company method and quoted price method of appraisal are based on the premise that pricing multiples of publicly traded companies can be used as a tool to be applied in valuing closely held companies.  The mechanics of the method require the use of the stock price in conjunction with other factors to create a pricing multiple that can be used, with certain adjustments, to apply against the subject’s similar factor to determine an estimate of value for the subject company.  The Company considered these methods appropriate as they provide an indication of fair value as supported by current market conditions.  The Company established its weighting at 10% of the fair value calculation for the public company method and quoted price method for both the government and restaurant reporting unit.

The most critical assumption underlying the market approaches utilized by the Company are the comparable companies utilized.  Each market approach described above estimates revenue and earnings multiples for the Company based on its comparable companies.  As such, a change to the comparable companies could have an impact on the fair value determination.

The amount of goodwill carried by the restaurant and government reporting units is $10.3 million and $0.7 million, respectively.  The estimated fair value of the restaurant reporting unit exceeds its carrying value by approximately 18%.  The estimated fair value of the government reporting unit is substantially in excess of its carrying value.  There were no goodwill impairment charges recorded for the restaurant and government reporting units for the years ended December 31, 2015 or 2014.

During fiscal year 2015, the Company performed a strategic analysis of its current product and business unit offerings and as a result, entered into an asset purchase agreement to sell substantially all of the assets of its hotel/spa technology business operated under PAR Springer-Miller Systems, Inc. (“PSMS”) to affiliates of Constellation Software Inc.  This transaction closed on November 4, 2015.  Accordingly, the results of operations of PSMS have been classified as discontinued operations in accordance with Accounting Standards Codification (“ASC”) 205-20, Presentation of Financial Statements – Discontinued Operations.  All prior period amounts have been reclassified to conform to the current period presentation.  Refer to Note 3 “Discontinued Operations” in the Notes to the Consolidated Financial Statements for further discussion.  At the time of sale, the hotel/spa reporting unit carried approximately $6.1 million of goodwill. Based on the purchase price, the Company recorded a $2.4 million impairment of the goodwill to write down the net assets to its fair value.  In connection with the sale, the Company wrote-off the remaining goodwill balance associated with the hotel/spa reporting unit.

Restaurants:

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

The Company has utilized annual revenue growth rates ranging between 7% and 15%.  The high end growth rate reflects the Company’s projected revenues resulting from the increased install base of Brink POS and SureCheck customers.  These software platforms will expand the Company’s capabilities into new markets.  The Company believes these estimates are reasonable given the size of the overall market which it will enter, combined with the projected market share the Company expects to achieve.  Overall, the projected revenue growth rates ultimately trend to an estimated long term growth rate of 3%.

The Company has utilized gross margin estimates that are reflective of increased recurring revenue from software sold as a service that will exceed historical gross margins achieved.  Estimates of operating expenses, working capital requirements and depreciation and amortization expense utilized for this reporting unit are generally consistent with actual historical amounts, adjusted to reflect its continued investment and projected revenue growth from the Company’s core technology platforms.  The Company believes utilization of actual historical results adjusted to reflect its continued investment in its products is an appropriate basis supporting the fair value of the restaurant reporting unit.

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

Government:

The estimated fair value of the government reporting unit is substantially in excess of its carrying value.  Consistent with prior year methodology, in deriving its fair value estimates, the Company has utilized key assumptions built on the current core business.  These assumptions, specifically those included within the discounted cash flow estimate, are comprised of the revenue growth rate, gross margin, operating expenses, working capital requirements, and depreciation and amortization expense.

The Company has reconciled the aggregate estimated fair value of the reporting units to the market capitalization of the consolidated Company, including a reasonable control premium noting no impairment as of December 31, 2015 or 2014 was recorded.

Deferred Taxes

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

inflation

Inflation had little effect on revenues and related costs during 2015.  Management anticipates that margins will be maintained at acceptable levels to minimize the effects of inflation, if any.

interest rates

As of December 31, 2015, the Company does not have any variable debt.  The Company believes that an adverse change in interest rates of 100 basis points would not have a material impact on PAR’s business, financial condition, results of operations or cash flows.
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

The Company’s 2015 consolidated financial statements, together with the report thereon of BDO USA, LLP dated March 30, 2016, are included elsewhere herein.  See Part IV, Item 15 for a list of Financial Statements.

Item 9:	Changes in and Disagreements With Accounting and Financial Disclosure

None.

Item 9A:	Controls and Procedures

1.	Evaluation of Disclosure Controls and Procedures.

Based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2015, the end of the period covered by this Annual Report on Form 10-K (the “Evaluation Date”), conducted under the supervision of and with the participation of the Company’s chief executive officer and chief accounting officer, performing the function of the principal financial officer, such officers have concluded that the Company’s disclosure controls and procedures, which are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and designed to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is accumulated and communicated to management, including the chief executive and financial officers, as appropriate, to allow timely decisions regarding required disclosures, are not effective because of a material weakness over financial reporting as of the Evaluation Date described below.

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

PAR’s management, under the supervision of and with the participation of the Company’s chief executive officer and chief accounting officer, performing the function of the principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015.  Management based this assessment on criteria for effective internal control over financial reporting described in the 2013 “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based on its assessment, based on those criteria, management believes that as of December 31, 2015, the Company’s internal control over financial reporting was ineffective and a material weakness existed. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The existence of one or more material weaknesses precludes a conclusion by management that a corporation’s internal control over financial reporting is effective.

As mentioned in Note 1 of the Notes to Consolidated Financial Statements, the Company identified certain wire transfers made in connection with unauthorized investments involving Company funds that were in contravention of the Company’s policies and procedures.  The unauthorized investments occurred during the period between September 25, 2015 and November 6, 2015. The employment of Michael S. Bartusek, the Company’s Vice President and Chief Financial Officer was terminated effective March 14, 2016 for cause in connection with these unauthorized investments made in contravention of the Company’s policies and procedures.  Mr. Bartusek had been hired by the Company into those positions effective July 20, 2015.  These funds, collectively, total $776,000.  Upon evaluation of the circumstances under which such unauthorized investments were made, the Company determined that internal control weaknesses existed that permitted these wire transfers to be initiated, processed and completed without obtaining the necessary approvals.  This matter was reported by management to the Audit Committee of the Company’s Board of Directors, comprised solely of independent directors.  Under the direction of the Independent Audit Committee, an investigation was commenced and completed, although the Company continues to pursue recovery of the funds.  The investigation was led by outside counsel, and they engaged an independent forensic consultant to assist in the matter.  As directed by the Audit Committee, the Company has reported this matter to federal law enforcement agencies, including the U.S. Securities and Exchange Commission.

We believe that a number of weaknesses in our internal controls over financial reporting enabled these unauthorized transactions to be effected.  In particular, we have identified that our pre-hiring diligence procedures failed to require the completion of a satisfactory background investigation, which should have included credit and other public record and media checks for accounting and financial hires to the extent permitted by applicable law. In addition, our procedures relating to treasury transactions did not require sufficient sign-off documentation and review thereof with respect to approvals required prior to initiating treasury transactions, and as a result, documentation describing the transaction, confirming its execution and evidencing the required approvals did not exist or was significantly deficient, thus impeding prevention or early detection of the improper actions. While we determined that no material adjustment was required to our previously reported consolidated financial statements, we determined that the aggregation of these internal control deficiencies, combined with the influence and span of control of our former Chief Financial Officer, while such influence and control was limited, resulted in a material weakness in the Company’s internal control environment. To remediate the material weakness, the Company’s President and Chief Executive Officer has engaged an outside consulting firm to perform a thorough review of its internal controls over financial reporting, specifically, onboarding of new employees and controls over treasury transactions.  The Company will begin to implement the recommendations from the consulting firm during 2016 and anticipates making material changes to such controls to strengthen its internal control environment.

3.	Remediation of the Material Weakness.

The Company is evaluating the material weakness and developing a plan of remediation to strengthen our overall internal control.  The remediation plan will include the following actions:

•	We have engaged a consulting firm to perform a thorough review of internal controls over financial reporting, with specific attention given to onboarding of new employees and controls over treasury transactions

•	We expect to design and implement new onboarding procedures over financial executives and those employees who are responsible for treasury transactions

•	We expect that the plan of remediation will enhance the formality and rigor of review and approval procedures.

The Company is committed to strengthening its internal control environment and believes that these remediation efforts will represent significant improvements in our controls.  The Company has started to implement these steps, however, some of these steps will take time to be fully integrated and confirmed to be effective and sustainable.  Additional controls may also be required over time. Until the remediation steps set forth above are fully implemented and tested, the material weakness described above will continue to exist.

4.	Changes in Internal Controls over Financial Reporting.

During the Company’s last fiscal quarter of 2015 (the fourth fiscal quarter), there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13 a-15(f)) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10:	Directors, Executive Officers and Corporate Governance

The information required by this item will appear under the caption “Directors, Executive Officers and Corporate Governance” in our 2016 definitive proxy statement for the annual meeting of stockholders on May 18, 2016, to be filed under Schedule 14A, and is incorporated herein by reference.

Item 11:	Executive Compensation

The information required by this item will appear under the caption “Executive Compensation” in our 2016 definitive proxy statement for the annual meeting of stockholders on May 18, 2016, to be filed under Schedule 14A, and is incorporated herein by reference.

Item 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will appear under the caption “Security Ownership of Management and Certain Beneficial Owners” in our 2016 definitive proxy statement for the annual meeting of stockholders on May 18, 2016, to be filed under Schedule 14A, and is incorporated herein by reference.

Item 13:	Certain Relationships and Related Transactions, and Director Independence

The information required by this item will appear under the caption “Executive Compensation” in our 2016 definitive proxy statement for the annual meeting of stockholders on May 18, 2016, to be filed under Schedule 14A, and is incorporated herein by reference.

Item 14:	Principal Accounting Fees and Services

The response to this item will appear under the caption “Principal Accounting Fees and Services” in our 2016 definitive proxy statement for the annual meeting of stockholders on May 18, 2016, to be filed under Schedule 14A, and is incorporated herein by reference.

PART IV

Item15:	Exhibits, Financial Statement Schedules

Form 10-K Page

(a)	Documents filed as a part of the Form 10-K

Financial Statements:

(b)	Exhibits

See list of exhibits on page 90.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
PAR Technology Corporation
New Hartford, New York

We have audited the accompanying consolidated balance sheets of PAR Technology Corporation and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, changes in shareholders’ equity, and cash flows for each of the two years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PAR Technology Corporation and subsidiaries at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

New York, New York
March 30, 2016

PAR TECHNOLOGY CORPORATION
CONSOLIDATED BALANCE SHEETS
 (in thousands, except share amounts)

	December 31,
Assets	2015	2014
Current assets:
Cash and cash equivalents	$8,024	$9,867
Accounts receivable-net	29,530	29,674
Inventories-net	21,499	25,928
Deferred income taxes	6,741	4,512
Other current assets	3,808	4,018
Assets of discontinued operations	-	22,119
Total current assets	69,602	96,118
Property, plant and equipment - net	5,716	5,148
Note receivable	3,320	-
Deferred income taxes	11,038	11,357
Goodwill	11,051	11,051
Intangible assets - net	10,898	10,580
Other assets	3,687	3,043
Total Assets	$115,312	$137,297
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$2,103	$3,173
Borrowings under line of credit	-	5,000
Accounts payable	11,729	19,258
Accrued salaries and benefits	5,727	5,726
Accrued expenses	6,705	6,492
Customer deposits	180	1,242
Deferred service revenue	10,639	10,388
Income taxes payable	279	475
Liabilities of discontinued operations	441	4,617
Total current liabilities	37,803	56,371
Long-term debt	566	2,566
Other long-term liabilities	8,883	8,847
Total liabilities	47,252	67,784
Commitments and contingencies
Shareholders’ Equity:
Preferred stock, $.02 par value, 1,000,000 shares authorized	-	-
Common stock, $.02 par value, 29,000,000 shares authorized; 17,352,198 and 17,274,708 shares issued, 15,644,729 and 15,566,599 outstanding at December 31, 2015 and 2014, respectively	347	346
Capital in excess of par value	45,753	44,854
Retained earnings	30,574	31,465
Accumulated other comprehensive loss	(2,778)	(1,316)
Treasury stock, at cost, 1,708,109 shares	(5,836)	(5,836)
Total shareholders’ equity	68,060	69,513
Total Liabilities and Shareholders’ Equity	$115,312	$137,297

See accompanying notes to consolidated financial statements

PAR TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
 (in thousands, except per share amounts)

	Year ended December 31,
	2015	2014
Net revenues:
Product	$94,397	$84,484
Service	46,754	45,690
Contract	87,852	87,689
	229,003	217,863
Costs of sales:
Product	68,192	58,889
Service	32,824	35,011
Contract	81,848	82,347
	182,864	176,247
Gross margin	46,139	41,616
Operating expenses:
Selling, general and administrative	28,276	28,974
Research and development	10,247	8,947
Amortization of identifiable intangible assets	987	279
	39,510	38,200

Operating income from continuing operations	6,629	3,416
Other (expense) income, net	(800)	485
Interest expense	(308)	(136)
Income from continuing operations before provision for income taxes	5,521	3,765
Provision for income taxes	(1,500)	(3,694)
Income from continuing operations	4,021	71
Discontinued operations
Loss on discontinued operations (net of tax)	(4,912)	(3,722)
Net loss	$(891)	$(3,651)
Basic Earnings per Share:
Income from continuing operations	0.26	0.00
Loss from discontinued operations	(0.32)	(0.24)
Net Loss	$(0.06)	$(0.24)
Diluted Earnings per Share:
Income from continuing operations	0.26	0.00
Loss from discontinued operations	(0.32)	(0.24)
Net loss	$(0.06)	$(0.24)
Weighted average shares outstanding
Basic	15,562	15,501
Diluted	15,666	15,582

See accompanying notes to consolidated financial statements

PAR TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year ended December 31,
	2015	2014

Net loss	$(891)	$(3,651)
Other comprehensive loss net of applicable tax:
Foreign currency translation adjustments	(1,462)	(777)
Comprehensive loss	$(2,353)	$(4,428)

See accompanying notes to consolidated financial statements

PAR TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(in thousands)

	Common Stock		Capital in excess of	Retained	Accumulated Other Comprehensive	Treasury Stock		Total Shareholders’
(in thousands)	Shares	Amount	Par Value	Earnings	Loss	Shares	Amount	Equity

Balances at December 31, 2013	17,302	$344	$43,635	$35,116	$(539)	(1,708)	$(5,836)	$72,720

Net loss				(3,651)				(3,651)
Net issuance of restricted stock awards	(27)	2						2
Equity based compensation			1,185					1,185
Stock options and awards tax benefits			34					34
Translation adjustments, net of tax of $476					(777)			(777)
Balances at December 31, 2014	17,275	346	44,854	31,465	(1,316)	(1,708)	(5,836)	69,513

Net loss				(891)				(891)
Issuance of common stock upon the exercise of stock options	94	2	472					474
Net issuance of restricted stock awards	(17)	(1)						(1)
Equity based compensation			487					487
Stock options and awards tax benefits			(60)					(60)
Translation adjustments, net of tax of $944					(1,462)			(1,462)
Balances at December 31, 2015	17,352	$347	$45,753	$30,574	$(2,778)	(1,708)	$(5,836)	$68,060

See accompanying notes to consolidated financial statements

PAR TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(891)	$(3,651)
Loss from discontinued operations	4,912	3,722
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Loss on investment	776	-
Depreciation, amortization and accretion	3,070	2,007
Provision for bad debts	772	340
Provision for obsolete inventory	1,293	2,232
Equity based compensation	487	1,185
Change in fair value of contingent consideration	90	-
Deferred income tax	(1,910)	516
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(628)	(700)
Inventories	3,136	(3,826)
Income tax receivable/(payable)	(196)	290
Other current assets	210	(1,129)
Other assets	(644)	(368)
Accounts payable	(7,529)	3,022
Accrued salaries and benefits	1	(425)
Accrued expenses	213	4,572
Customer deposits	(1,062)	1,060
Deferred service revenue	251	645
Other long-term liabilities	(54)	93
Deferred tax equity based compensation	(60)	-
Net cash provided by operating activities-continuing operations	2,237	9,585
Net cash used in operating activities-discontinued operations	(1,643)	(3,324)
Net cash provided by operating activities	594	6,261
Cash flows from investing activities:
Capital expenditures	(1,705)	(1,536)
Capitalization of software costs	(2,148)	(1,650)
Investment expenditure	(776)	-
Payments for acquisition, net of cash acquired	-	(5,000)
Proceeds from sale of business	12,100	-
Net cash provided by (used in) investing activities-continuing operations	7,471	(8,186)
Net cash used in investing activities-discontinued operations	(1,046)	(1,816)
Net cash provided by (used in) investing activities	6,425	(10,002)
Cash flows from financing activities:
Payments of long-term debt	(173)	(165)
Payments of other borrowings	(222,156)	(39,771)
Proceeds from other borrowings	217,156	44,771
Payments for deferred acquisition obligations	(3,000)	-
Proceeds from stock awards	473	2
Net cash (used in) provided by financing activities	(7,700)	4,837
Effect of exchange rate changes on cash and cash equivalents	(1,462)	(944)
Net (decrease) increase in cash and cash equivalents	(2,143)	152
Cash and cash equivalents at beginning of period	10,167	10,015
Cash and cash equivalents at end of period	8,024	10,167
Less cash and cash equivalents of discontinued operations at end of period	-	300
Cash and cash equivalents of continuing operations at end of period	$8,024	$9,867

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$206	$129
Income taxes, net of refunds	$310	$722

Supplemental disclosures of non-cash information:
Acquisition through notes payable	$-	$4,820
Contingent consideration payable in connection with acquisition	$-	$5,040
Sale of business through note receivable	$3,320	$-

See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Summary of Significant Accounting Policies

Basis of consolidation

The consolidated financial statements include the accounts of PAR Technology Corporation and its subsidiaries (ParTech, Inc., ParTech (Shanghai) Company Ltd., PAR Springer-Miller Systems, Inc., Springer-Miller Canada, ULC, PAR Canada ULC, PAR Government Systems Corporation and Rome Research Corporation, Brink Software, Inc.), collectively referred to as the “Company.” All significant intercompany transactions have been eliminated in consolidation.

During the third quarter of fiscal year 2015, the Company performed a strategic analysis of its current product and business unit offerings and as a result, entered into an asset purchase agreement to sell substantially all of the assets of its hotel/spa technology business operated under PAR Springer-Miller Systems, Inc. (“PSMS”) to affiliates of Constellation Software Inc.  This transaction closed on November 4, 2015.  Accordingly, the results of operations of PSMS have been classified as discontinued operations in accordance with Accounting Standards Codification (“ASC”) 205-20, Presentation of Financial Statements – Discontinued Operations.  All prior period amounts have been reclassified to conform to the current period presentation.  Refer to Note 3 “Discontinued Operations” in the Notes to the Consolidated Financial Statements for further discussion.

Business combinations

The Company accounts for business combinations pursuant ASC 805, Business Combinations, which requires that assets acquired and liabilities assumed be recorded at their respective fair values on the date of acquisition. The fair value of the consideration paid is assigned to the underlying net assets of the acquired business based on their respective fair values. Any excess of the purchase price over the estimated fair values of the net assets acquired is allocated to goodwill (the “Acquisition Method”). The purchase price allocation process requires the Company to make significant assumptions and estimates in determining the purchase price and the assets acquired and liabilities assumed at the acquisition date. The Company’s assumptions and estimates are subject to refinement and, as a result, during the measurement period, which may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon conclusion of the measurement period, any subsequent adjustments are recorded to the Company’s consolidated statements of operations. The Company’s consolidated financial statements and results of operations reflect an acquired business after the completion of the acquisition.

Contingent Consideration

The Company determines the acquisition date fair value of contingent consideration using a discounted cash flow method, with significant inputs that are not observable in the market and thus represents a Level 3 fair value measurement as defined in ASC Topic 820, Fair Value Measurement.  The significant inputs in the Level 3 measurement not supported by market activity included the Company’s probability assessments of expected future cash flows related to the Company’s acquisition of Brink Software Inc. during the contingent consideration period, appropriately discounted considering the uncertainties associated with the obligation, and calculated in accordance with the terms of the definitive agreement.  The liabilities for the contingent consideration are established at the time of the acquisition and will be evaluated on a quarterly basis based on additional information as it becomes available.  Any change in the fair value adjustment is recorded in the earnings of that period.  During fiscal year 2015, the Company recorded a $90,000 adjustment to increase the fair value of its contingent consideration related to the acquisition of Brink Software Inc.  This is reflected within other expense on the statement of operations. Changes in the fair value of the contingent consideration obligations may result from changes in probability assumptions with respect to the likelihood of achieving the various contingent payment obligations.Significant increases or decreases in the inputs noted above in isolation would result in a significantly lower or higher fair value measurement.

Revenue recognition policy

Hospitality Contracts

Our hospitality segment’s revenues consist of sales of the Company’s standard POS system to the hospitality segment. We derive revenue from the following sources: (1) hardware sales, (2) software license agreements, including perpetual licenses and software as a service, (3) professional services, (4) hosting services and (5) post-contract customer support ("PCS").

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

Software

Revenue recognition on software sales generally occurs upon delivery to the customer, when persuasive evidence of an arrangement exists, the price is fixed or determinable, and collectability is probable.  For software sales sold as a perpetual license, typical our Pixel software offering, where the Company is the sole party that has the proprietary knowledge to install the software, revenue is recognized upon installation and when the system is ready to go live.

Service

Service revenue consists of installation and training services, field and depot repair, subscription software products, associated software maintenance, and software related hosted services.  Installation and training service revenue are based upon standard hourly/daily rates as well as contracted prices with the customer, and revenue is recognized as the services are performed.  Support maintenance and field and depot repair are provided to customers either on a time and materials basis or under a maintenance contract.  Services provided on a time and materials basis are recognized as the services are performed.  Service revenues from maintenance contracts are recorded as deferred revenue when billed to the customer and are recognized ratably over the underlying contract period.  Software sold as a service with our Brink and SureCheck software offerings, is recognized based on the contracted price over its contract term.

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

Multiple element arrangements which include hardware, service, and software offerings are separated  based upon the stand alone price for each individual hardware, service, or software sold in the arrangement irrespective of the combination of products and services which are included in a particular arrangement.  As such, overall consideration is allocated to each unit of accounting based on the unit's relative selling prices. In such circumstances, the Company uses a hierarchy to determine the selling price to be used for allocating revenue to each deliverable: (i) vendor-specific objective evidence of selling price (VSOE), (ii) third-party evidence of selling price (TPE), and (iii) best estimate of selling price (BESP). VSOE generally exists only when the Company sells the deliverable separately and is the price actually charged by the Company for that deliverable. The Company uses BESP to allocate revenue when we are unable to establish VSOE or TPE of selling price. BESP is primarily used for elements such as products that are not consistently priced within a narrow range. The Company determines BESP for a deliverable by considering multiple factors including product and customer class, geography, average discount, and management's historical pricing practices. Amounts allocated to the delivered hardware and software elements are recognized at the time of sale provided the other conditions for revenue recognition have been met. Amounts allocated to the undelivered maintenance and other services elements are recognized as the services are provided or on a straight-line basis over the service period. In certain instances, customer acceptance is required prior to the passage of title and risk of loss of the delivered products. In such cases, revenue is not recognized until the customer acceptance is obtained. Delivery and acceptance generally occur in the same reporting period.

In situations where PAR’s solutions contain software related services (generally PCS and professional services), revenue is recognized in accordance with authoritative guidance on software revenue recognition.  For the software and software-related elements of such transactions, revenue is allocated based on the relative fair value of each element, and fair value is determined by vender specific objective evidence (VSOE), where available.  If VSOE is not available for all elements, we will use the residual method to separate the elements as long as we have VSOE for the undelivered elements.  If the Company cannot objectively determine the fair value of any undelivered element included in such multiple-element arrangements, the Company defers the revenue until all elements are delivered and services have been performed, or until fair value can objectively be determined for any remaining undelivered elements.

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

Warranty Provisions

Warranty provisions for product warranties are recorded in the period in which PAR becomes obligated to honor the related right, which generally is the period in which the related product revenue is recognized. The Company accrues warranty reserves based upon historical factors such as labor rates, average repair time, travel time, number of service calls per machine and cost of replacement parts. When a sale is consummated, a warranty reserve is recorded based upon the estimated cost to provide the service over the warranty period.

Cash and cash equivalents

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

Other assets

Other assets primarily consist of cash surrender value of life insurance related to the Company’s Deferred Compensation Plan eligible to certain employees.  The funded balance is reviewed on an annual basis.

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

Other long-term liabilities

Other long-term liabilities represent amounts owed to certain employees who are participants in the Company’s Deferred Compensation Plan and the estimated fair value of the contingent consideration payable related to the Brink Software Inc. acquisition.

Foreign currency

The assets and liabilities for the Company’s international operations are translated into U.S. dollars using year-end exchange rates. Income statement items are translated at average exchange rates prevailing during the year. The resulting translation adjustments are recorded as a separate component of shareholders’ equity under the heading Accumulated Other Comprehensive Loss.  Exchange gains and losses on intercompany balances of permanently invested long-term loans are also recorded as a translation adjustment and are included in Accumulated Other Comprehensive Loss.  Foreign currency transaction gains and losses are recorded in other income in the accompanying statements of operations.

Other (expense) income

The components of other (expense) income from continuing operations for the two years ending December 31 are as follows:

	Year ended December 31 (in thousands)
	2015	2014

Foreign currency loss	$(193)	$(115)
Rental income-net	264	359
Investment write-off	(776)	-
Other	(95)	241
	$(800)	$485

The investment write-off of $776,000 in fiscal year 2015 represents the write-off of unauthorized investments that were made in contravention of the Company’s policies and procedures involving the Company’s funds. The unauthorized investments occurred during the period between September 25, 2015 and November 6, 2015.   As of December 31, 2015, the Company is uncertain of the collectability of funds relating to these investments and as a result, reduced its fair value to zero.  The write-off of the investment resulted in the Company identifying a material weakness over financial reporting as described in Item 9A.

Identifiable intangible assets

The Company’s identifiable intangible assets represent intangible assets acquired from the Brink Software Inc. acquisition as well as internally developed software costs.  The Company capitalizes certain costs related to the development of computer software used in its hospitality segment. Software development costs incurred prior to establishing technological feasibility are charged to operations and included in research and development costs. The technological feasibility of a computer software product is established when the Company has completed all planning, designing, coding, and testing activities that are necessary to establish that the product can be produced to meet its design specifications including functions, features, and technical performance requirements. Software development costs incurred after establishing feasibility (as defined within ASC 985-20 for software cost related to sold as a perpetual license and ASC-350-40 for software sold as a service) are capitalized and amortized on a product-by-product basis when the product is available for general release to customers.  Software costs capitalized within continuing operations during the periods ended December 31, 2015 and 2014 were $2.1 million and $1.7 million, respectively.

Annual amortization, charged to cost of sales when the product is available for general release to customers, is computed using the greater of (a) the straight-line method over the remaining estimated economic life of the product, generally three to seven years or (b) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product.  Amortization of capitalized software costs from continuing operations amounted to $843,000 and $673,000, in 2015 and 2014, respectively.  The Company assessed its recoverability of capitalized software assets noting no impairments were recorded in 2015 or 2014.

In 2014, the Company acquired identifiable intangible assets in connection with its acquisition of Brink Software Inc.  Amortization of intangible assets acquired from the Brink Software Inc. acquisition amounted to $987,000 and $279,000 in 2015 and 2014, respectively.

The components of identifiable intangible assets, excluding discontinued operations, are:

	December 31, (in thousands)
	2015	2014	Estimated Useful Life
Acquired and internally developed software costs	$12,725	$10,577	3 - 7 years
Customer relationships	160	160	7 years
Non-competition agreements	30	30	1 year
	12,915	10,767
Less accumulated amortization	(2,417)	(587)
	$10,498	$10,180
Trademarks, trade names (non-amortizable)	400	400	N/A
	$10,898	$10,580

The expected future amortization of these intangible assets assuming straight-line amortization of capitalized software costs and acquisition related intangibles is as follows (in thousands):

2016	$2,012
2017	1,911
2018	1,747
2019	1,350
2020	1,174
Thereafter	2,304
Total	$10,498

The Company has elected to test for impairment of indefinite lived intangible assets during the fourth quarter of its fiscal year.  To value the indefinite lived intangible assets, the Company utilizes the royalty method to estimate the fair values of the trademarks and trade names.  As a result of the testing, there was no related impairment charge recorded for the periods ended December 31, 2015 and 2014.

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

The following is a reconciliation of the weighted average shares outstanding for the basic and diluted earnings per share computations (in thousands, except share and per share data):

	December 31,
	2015	2014
Income from continuing operations	$4,021	$71

Basic:
Shares outstanding at beginning of year	15,592	15,473
Weighted average shares (cancelled) issued during the year, net	(30)	28
Weighted average common shares, basic	15,562	15,501
Income from continuing operations per common share, basic	$0.26	$0.00

Diluted:
Weighted average common shares, basic	15,562	15,501
Dilutive impact of stock options and restricted stock awards	104	81
Weighted average common shares, diluted	15,666	15,582
Income from continuing operations per common share, diluted	$0.26	$0.00

At December 31, 2015 and 2014 there were 112,000 and 215,000 incremental shares, respectively, from the assumed exercise of stock options that were excluded from the computation of diluted earnings per share because of the anti-dilutive effect on earnings per share.  There were no restricted stock awards excluded from the computation of diluted earnings per share for each of the fiscal years ended December 31, 2015 and 2014.

Goodwill

The Company tests goodwill for impairment on an annual basis, which is on the first day of the fourth quarter, or more often if events or circumstances indicate there may be impairment.  The Company operates in two reportable segments, referred to as business segments, Hospitality and Government.  Goodwill impairment testing is performed at the sub-segment level (referred to as a reporting unit).  The two reporting units utilized by the Company are: Restaurant and Government. The Hotel/Resort/Spa reporting unit was sold on November 4, 2015 and included within discontinued operations. Goodwill is assigned to reporting units at the date the goodwill is initially recorded. Once goodwill has been assigned to reporting units, it no longer retains its association with a particular acquisition, and all of the activities within a reporting unit, whether acquired or organically grown, are available to support the value of the goodwill.  The amount outstanding for goodwill within continuing operations was $11.1 million at December 31, 2015 and 2014.  During fiscal 2015, the decrease was a result of the divestiture of the hotel/resort/spa reporting unit.  As a result of the fair value received for the Hotel/Resort/Spa divestiture, the Company recorded an impairment charge within discontinued operations of $2.4 million.  During fiscal 2014, the increase was a result of $10.3 million of goodwill recorded by the Restaurant reporting unit from the acquisition of Brink Software Inc.  There was no impairment of goodwill for the periods ending December 31, 2014 when testing the restaurant and government reporting units.

The changes and carrying amounts of goodwill by reporting unit were as follows (in thousands):

	Restaurants	Hotel/Resort/ Spa	Government	Total

Net Balances at December 31, 2013	$-	$6,116	$736	$6,852
Goodwill	12,433	13,946	736	27,115
Accumulated Impairment charge	(12,433	(7,830)	-	(20,263)
Acquisition	10,315	-	-	10,315
Reclassified to Discontinued Operations	-	(6,116)	-	(6,116)
Net balance at December 31, 2014	10,315	-	736	11,051
Goodwill	22,748	13,946	736	37,430
Accumulated Impairment charge	(12,433	(10,238)	-	(22,671)
Divestiture	-	(3,708)	-	(3,708)
Net balance at December 31, 2015	$10,315	$-	$736	$11,051

Impairment of long-lived assets

The Company evaluates the accounting and reporting for the impairment of long-lived assets in accordance with the reporting requirements of ASC 360-10, Accounting for the Impairment or Disposal of Long-Lived Assets.  The Company will recognize impairment of long-lived assets or asset groups if the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to such assets.  If the carrying value of a long-lived asset or asset group is considered impaired, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset or asset group for assets to be held and used, or the amount by which the carrying value exceeds the fair market value less cost to sell for assets to be sold.  No impairment was identified during 2015 or 2014.

Reclassifications

Amounts in prior years’ consolidated financial statements are reclassified whenever necessary to conform to the current year’s presentation. The results of operations of PSMS have been classified as discontinued operations in accordance with Accounting Standards Codification (“ASC”) 205-20, Presentation of Financial Statements – Discontinued Operations.  All prior period amounts have been reclassified to conform to the current period presentation.  Refer to Note 3 “Discontinued Operations” in the Notes to the Consolidated Financial Statements for further discussion.

Use of estimates

The preparation of the consolidated financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period.  Significant items subject to such estimates and assumptions include revenue recognition, stock based compensation, the recognition and measurement of assets acquired and liabilities assumed in business combinations at fair value, the carrying amount of property, plant and equipment, identifiable intangible assets and goodwill, valuation allowances for receivables, inventories and deferred income tax assets, and measurement of contingent consideration at fair value. Actual results could differ from those estimates.

Recently Issued Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued new guidance related to leases.  This standard requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures. The new standard is effective for the Company for the fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is evaluating the impact the adoption of this standard will have on its consolidated financial statements.

In November 2015, the FASB issued new guidance related to the balance sheet classification of deferred taxes.  This standard requires an entity to classify all deferred tax assets, along with any valuation allowance, as noncurrent on the balance sheet. As a result, each jurisdiction will have one net noncurrent deferred tax asset or liability.  The new standard is effective for the Company for fiscal years beginning after December 15, 2016.  The adoption of this standard, which may be applied either prospectively or retrospectively, is not expected to have a material impact on the Company’s consolidated financial statements.

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

In April 2015, the FASB issued new guidance related to the presentation of debt issuance costs, which amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability, consistent with debt discounts, instead of a deferred charge asset. The new standard is effective for the Company beginning in its first quarter of fiscal 2016, with early adoption permitted. The Company is evaluating the impact the adoption of this standard and it is not expected to have a material impact on our consolidated financial statements.

In April 2015, the FASB issued new guidance related to accounting for the fees paid in a cloud computing arrangement, which provides guidance to customers about whether a cloud computing arrangement includes a software license. If considered a software license, the arrangement should be accounted for as an acquisition of a software license. If not considered a software license, the arrangement should be accounted for as a service contract. The new standard is effective for the Company beginning in its first quarter of fiscal 2016, with early adoption permitted. The Company is evaluating the impact the adoption of this standard and it is not expected to have a material impact on our consolidated financial statements

In September 2014, the FASB issued amended guidance on the accounting for certain share-based employee compensation awards. The amended guidance requires that share-based employee compensation awards with terms of a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award and compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved. The Company is required to adopt this guidance for its annual and interim periods beginning March 1, 2016. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

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

Note 2 — Acquisition

On September 18, 2014, PAR Technology Corporation (the "Company") and its wholly-owned subsidiary, ParTech, Inc. ("ParTech"), entered into and closed a definitive agreement with Brink Software Inc. ("Brink") and all the shareholders of Brink pursuant to which ParTech has purchased the equity interest of Brink in a two-step closing.  This acquisition was to expand the Company’s cloud based POS software offerings. The guaranteed portion of the purchase price for Brink’s shares will total $10 million in cash, which is payable over a period of three years with $5.0 million paid at closing, $3.0 million paid on the first year anniversary of close, and $2.0 million payable on the second year anniversary of close.  In addition to the guaranteed payments, there is a contingent consideration of up to $7.0 million payable to the former owners of Brink based on the achievement of certain conditions as defined in the definitive agreement.

The payment of $5.0 million on September 18, 2014, was for the purchase of 51% of Brink’s outstanding shares. The remaining 49% was purchased and transferred on September 18, 2015, the first anniversary of the initial closing date, for a purchase price of $5.0 million, $3.0 million of which was paid on the second closing and the $2.0 million balance will be payable on September 18, 2016.  The estimated fair value of the remaining portion of the note payable due on September 18, 2016 is approximately $1.9 million and is included within current debt in PAR’s consolidated balance sheets.  Per the stock purchase agreement, Brink shareholders assigned their voting rights of the remaining 49% of Brink shares to PAR.  As a result, PAR controlled 100% of the Brink shares prior to the transfer on September 18, 2015 and fully consolidated the financial results of Brink in accordance with ASC Topic 805.  The agreement also provided up to $1.0 million of the purchase price to be delivered into escrow if one or more claims arise within the first twelve months of the transaction. Such escrow served as a source of payment for any indemnification obligations that may arise.  No such claims arose within the first twelve months of the transaction.

The contingent purchase price maximum of $7.0 million can be earned through fiscal year 2018, based upon the achievement of certain conditions as defined in the definitive agreement.  These conditions have separate targets as defined in the definitive agreement, which began on December 31, 2015.  The targets for fiscal year 2015 were not met, however, the total earning potential has a cumulative effect ending fiscal year 2018.  The estimated fair value of this contingent consideration is approximately $5.1 million and is included within non-current liabilities in PAR’s consolidated balance sheets (see note 13).

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

The total purchase price was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed by the Company based on their fair values as of the closing date of the acquisition.  The excess of the purchase price over those fair values was recorded to goodwill.  The following table summarizes our allocation of purchase price (in thousands) at the measurement date, September 18, 2014:

Accounts receivable	$83
Inventories	116
Intangible assets	7,190
Goodwill	10,315
Other assets	90
Total assets acquired	$17,794

Accounts payable	$124
Other current liabilites	365
Deferred Tax Liabilities	2,445
Total liabilities assumed	$2,934

Purchase price	$14,860

The identifiable intangible assets acquired and their estimated useful lives (based on third party valuations) are as follows (in thousands):

	Fair Value	Estimated Useful Life
Trade name	$400	Indefinite
Developed technology	6,600	7 Years
Customer relationships	160	7 Years
Non-competition agreements	30	1 Year
	$7,190

The intangible assets are being amortized on a straight line basis, which is consistent with the pattern that the economic benefits of the intangible assets are expected to be utilized based on the estimated cash flows generated from such assets.  The Company recognized approximately $987,000 and $279,000 of amortization expense related to the amortizable intangible assets at December 31, 2015 and 2014, respectively, based on the aforementioned estimates.

On an unaudited proforma basis, assuming the completed acquisition had occurred as of the beginning of the periods presented, the consolidated results from continuing operations of the Company would have been as follows (in thousands, except per share amounts):

(Unaudited) Year ended December 31, 2014
Revenues	$219,328
Net loss	$(559)

Earnings per share:
Basic	$(0.04)
Diluted	$(0.04)

The unaudited proforma financial information presented above gives effect to purchase accounting adjustments which have resulted or are expected to result from the acquisition.  This proforma information is not necessarily indicative of the results that would actually have been obtained had the companies combined for the periods presents.

The Company has recognized transaction, integration, and other acquisition related costs of approximately $163,000 through December 31, 2014, which have been recorded within sales, general, and administration expense within the Company’s consolidated statements of operations. Additionally, the results of the Brink acquisition acquired in 2014 contributed $832,000 to PAR’s revenue and reduced PAR’s net income from continuing operations by $145,000 in 2014.  The results of operations of the Brink acquisition is reported in the Company’s consolidated results of operations of the Company from the date of acquisition.

Note 3 — Divestiture and Discontinued Operations

On November 4, 2015, ParTech, Inc. (“PTI”), a wholly owned subsidiary of PAR Technology Corporation, PAR Springer-Miller Systems, Inc. (“PSMS”), Springer-Miller International, LLC (“SMI”), and Springer-Miller Canada, ULC (“SMC”) (PTI, PSMS, SMI and SMC are collectively referred to herein as the “Group”), entered into an asset purchase agreement (the “APA”)  with Gary Jonas Computing Ltd., SMS Software Holdings LLC, and Jonas Computing (UK) Ltd. (the “Purchasers”),   each of which is an affiliate of the Jonas Software Group of Constellation Software Inc. of Toronto, Ontario,  for the sale of substantially all of the assets of PSMS. Total consideration to be received from the sale is $16.6 million in cash (the “Base Purchase Price”), with $12.1 million received at the time of closing, and $4.5 million receivable eighteen months after the closing date, a portion of which amount will be available to pay certain indemnification obligations of the group.The estimated fair value of the remaining portion of the note receivable, less any estimated working capital adjustments, due on May 4, 2017 is approximately $3.3 million and is included within noncurrent assets in PAR’s consolidated balance sheets.

In addition to the base purchase price, contingent consideration of up to $1,500,000 is receivable by PAR based on achievement of certain agreed-upon revenue and earnings targets for calendar years 2016 through 2018, as set forth in the APA.  As of December 31, 2015, the Company has not recorded any amount associated with this contingent consideration as it does not believe achievement of the related targets is probable.

Summarized financial information for the Company’s discontinued operations is as follows (in thousands):

	December 31, 2015	December 31, 2014
Assets
Cash	$-	$300
Accounts receivable - net	-	1,771
Other current assets	-	574
Property, plant and equipment - net	-	986
Goodwill	-	6,116
Intangible assets - net	-	12,372
Assets of discontinued operation	$-	$22,119

Liabilities
Accounts Payable	$-	$417
Accrued salaries and benefits	441	703
Accrued expenses	-	87
Customer Deposits	-	1,103
Deferred service revenue	-	2,307
Liabilities of discontinued operation	$441	$4,617

Summarized financial information for the Company’s discontinued operations is as follows (in thousands):

	December 31,
	2015	2014

Total revenues	$14,545	$15,746

Loss from discontinued operations before income taxes	$(5,702)	$(5,816)
Loss on disposition	(2,408)	-
Benefit from income taxes	3,198	2,094
Loss from discontinued operations, net of taxes	$(4,912)	$(3,722)

Note 4 — Accounts Receivable, net

The Company’s net accounts receivable consist of, excluding discontinued operations:

	December 31, (in thousands)
	2015	2014
Government segment:
Billed	$9,400	$9,340
Advanced billings	(1,266)	(450)
	8,134	8,890
Hospitality segment:
Accounts receivable - net	21,396	20,784
	$29,530	$29,674

At December 31, 2015,2014 and 2013, the Company had recorded allowances for doubtful accounts of $875, 000, $484,000 and $422,000, respectively, against hospitality segment accounts receivable.  Write-offs of accounts receivable during fiscal years 2015 and 2014 were $382,000 and $278,000, respectively.  The provision for doubtful accounts recorded in the consolidated statements of operations was $772,000 and $340,000 in 2015 and 2014, respectively.

Note 5 — Inventories, net

Inventories are used in the manufacture and service of hospitality products.  The components of inventory, net consist of the following, excluding discontinued operations:

	December 31, (in thousands)
	2015	2014
Finished Goods	$8,775	$13,615
Work in process	402	457
Component parts	5,068	3,748
Service parts	7,254	8,108
	$21,499	$25,928

December 31, 2015 and December 31, 2014, the Company had recorded inventory reserves of $8.6 million and $7.9 million, respectively, against Hospitality inventories, which relates primarily to service parts.

Note 6 — Property, Plant and Equipment

The components of property, plant and equipment, excluding discontinued operations, are:

	December 31, (in thousands)
	2015	2014
Land	$253	$253
Building and improvements	5,645	5,645
Rental property	5,330	5,308
Furniture and equipment	11,804	10,160
	23,032	21,366
Less accumulated depreciation	(17,316)	(16,218)
	$5,716	$5,148

The estimated useful lives of buildings and improvements and rental property are twenty to twenty-five years.  The estimated useful lives of furniture and equipment range from three to eight years.  Depreciation expense from continuing operations was $1,137,000 and $1,052,000 for 2015 and 2014, respectively.

The Company leases a portion of its headquarters facility to various tenants.  Net rent received from these leases totaled $264,000 and $359,000 for 2015 and 2014, respectively.  Future minimum rent payments due to the Company under these lease arrangements are approximately $306,000, $246,000 and $57,000 in 2016, 2017 and 2018, respectively.

The Company leases office space under various operating leases. Rental expense from continuing operations on operating leases was approximately $1.4 million and $1.3 million for 2015 and 2014, respectively.  Future minimum lease payments under all non-cancelable operating leases are (in thousands):

2016	1,466
2017	1,149
2018	924
2019	860
2020	336
Thereafter	738
$5,473

Note 7 — Debt

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

On September 9, 2014, the Company terminated its existing credit facilities with J.P. Morgan Chase, N.A. and NBT Bank, N.A. (on behalf of itself and as successor by merger to Alliance Bank, N.A.) consisting of $20.0 million in working capital lines of credit, and the Company and its domestic subsidiaries entered into a new three-year credit facility with J.P. Morgan Chase, N.A (the Credit Facility). The terms of the Credit Facility provide for up to $25 million of a line of credit, with borrowing availability based on a percentage of value of various assets of the Company and its subsidiaries. The new agreement bears interest at the applicable bank rate (3.25% at December 31, 2015) or, at the Company's option, at the LIBOR rate plus the applicable interest rate spread (range of 1.5% – 2.0%).  At December 31, 2015, the Company did not have any outstanding balance on this line of credit.  The weighted average interest rate paid by the Company was approximately 3.50% during fiscal year 2015.   The new agreement contains traditional asset based loan covenants and includes covenants regarding earnings before interest, tax, depreciation & amortization (“EBITDA”) and a fixed charge coverage ratio, and provides for acceleration upon the occurrence of customary events of defaults.

On March 19, 2015, the Company amended  the Credit Facility to reduce the EBITDA requirement and extend the fixed charge coverage ratio.  The amendment provides the Company flexibility to continue investing in the Company’s future product offerings while maintaining certain covenant thresholds as defined in the amendment.  On March 16, 2016, the Company received a notice of defaults under its current Credit Facility due to unauthorized investments made during 2015 by the company’s former Chief Financial Officer, which were not permitted investments as defined in the lending agreement.  See Note 1, “Summary of Significant Accounting Policies,” to the Consolidated Financial Statements for further discussion on these unauthorized investments.  These unauthorized investments involved cash transfers totaling $776,000, which amounts have been written off by the Company as of December 31, 2015 (the “Unauthorized Transactions”).  On March 24, 2016 the lender provided waivers of the defaults, subject to certain terms and conditions contained in the waiver, including entry by the Company into a fourth amendment to the Company’s Credit Agreement.

On March 24, 2016, based on the waiver received, the Company executed the fourth amendment to its existing Credit Agreement.  Under the terms and conditions of this amendment, the Company has undertaken to engage, and has engaged,  an independent consultant to review its  internal controls relating to financial reporting and authorization procedures for financial transactions (including, without limitation, investments) initiated by the Company’s officers (the “Internal Control Review”).  The company has agreed to deliver to the lender a report prepared by Company’s consultant that sets forth, in reasonable detail, the results of the Internal Control Review, together with a summary of any recommended changes to the Company’s internal control procedures (the “ICR Report”).  To the extent the ICR Report sets forth recommended changes to Borrowers’ internal control procedures (“IC Recommendations”), The Company has agreed to promptly take steps to implement the IC Recommendations in all material respects.  The Company has agreed to provide periodic updates to the lender relating to the Internal Control Review, implementation of IC Recommendations and any ongoing investigations related to the Unauthorized Transactions

In addition to the credit facility described above, the Company has a mortgage loan, collateralized by certain real estate, with a balance of $746,000 and $919,000 at December 31, 2015 and 2014, respectively.  This mortgage matures on November 1, 2019.  The Company's fixed interest rate was 4.05% through October 1, 2014.  Beginning on October 1, 2014, the fixed rate was converted to a new rate equal to the then-current five year fixed advanced rate charged by the New York Federal Home Loan bank, plus 225 basis points.  Effective November 1, 2014, the Company entered into an agreement that fixed the interest rate at 4.00% through the maturity date of the loan.  The annual mortgage payment including interest through November 1, 2019 totals $206,000.

In connection with the acquisition of Brink Software on September 18, 2014, the Company recorded indebtedness to the former owners of Brink under the stock purchase agreement.  At December 31, 2015 and 2014, the principal balance of the note payable was $2.0 million and $5.0 million and it had a carrying value of $1.9 million and $4.8 million, respectively.  The carrying value was based on the note’s estimated fair value at the time of acquisition.  The note does not bear interest and repayment terms are $3.0 million, which was paid on the first anniversary of close, September 18, 2015, and $2.0 million payable on the second anniversary of close, September 18, 2016.

The Company’s future principal payments under the stock purchase agreement and its mortgage are as follows (in thousands):

2016	$2,103
2017	188
2018	195
2019	183
$2,669

Note 8 — Stock Based Compensation

The Company recognizes all stock-based compensation to employees and directors, including grants of employee stock options and restricted stock awards, in the financial statements as compensation cost over the vesting period based on their fair value on the date of grant.  Total stock-based compensation expense included in selling, general and administrative expense in 2015 and 2014 was $487,000 and $1,185,000, respectively.  The amount recorded for the twelve months ended December 31, 2015 and 2014 was recorded net of benefits of $197,000 and $114,000, as the result of forfeitures of unvested stock awards prior to the completion of the requisite service period.  The amount of total stock based compensation includes $182,000 and $608,000 in 2015 and 2014, respectively, relating to restricted stock awards.  No compensation expense has been capitalized during 2015 and 2014.

The Company has reserved 1,000,000 shares under its 2015 Equity Incentive Plan (“EIP”).  Stock options under this Plan may be incentive stock options or nonqualified stock options. The Plan also provides for restricted stock awards, including performance based awards.  Stock options are nontransferable other than upon death.  Option grants generally vest over a one to five year period after the grant and typically expire ten years after the date of the grant. The EIP provides for the grant of several different forms of stock-based compensation, including stock options to purchase shares of PAR common stock. The Compensation Committee of the Board of Directors (Compensation Committee) has discretion to determine the material terms and conditions of option awards under the EIP, provided that (i) the exercise price must be no less than the fair market value of PAR common stock (defined as the closing price) on the date of grant, (ii) the term must be no longer than ten years, and (iii) in no event shall the normal vesting schedule provide for vesting in less than one year. Other terms and conditions of an award of stock options will be determined by the Compensation Committee as set forth in the agreement relating to that award. The Compensation Committee has authority to administer the EIP.

Information with respect to stock options included within this plan is as follows:

	No. of Shares (in thousands)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)

Outstanding at December 31, 2014	1,240	$5.28	$1,264
Options granted	118	4.90
Options exercised	(94)	5.04
Forfeited and cancelled	(211)	5.09
Expired	(120)	6.50
Outstanding at December 31, 2015	933	$5.14	$1,579
Vested and expected to vest at December 31, 2015	905	$5.14	$1,532
Total shares exercisable as of December 31, 2015	302	$5.14	$512
Shares remaining available for grant	1,000

The weighted average grant date fair value of options granted during the years 2015 and 2014 was $1.44 and $1.68, respectively.  The total intrinsic value of options exercised during the year ended December 31, 2015 was $119,000.    There were no options exercised during the year ended December 31, 2014.  New shares of the Company’s common stock are issued as a result of stock option exercises in 2015.  The fair value of options at the date of the grant was estimated using the Black-Scholes model with the following assumptions for the respective period ending December 31:

	2015	2014

Expected option life	5.1 years	5.9 years
Weighted average risk-free interest rate	1.6%	1.7%
Weighted average expected volatility	30%	31%
Expected dividend yield	0%	0%

For the years ended December 31, 2015 and 2014, the expected option life was based on the Company’s historical experience with similar type options.  Expected volatility is based on historical volatility levels of the Company’s common stock over the preceding period of time consistent with the expected life.  The risk-free interest rate is based on the implied yield currently available on U.S. Treasury zero coupon issues with a remaining term equal to the expected life.  Stock options outstanding at December 31, 2015 are summarized as follows:

Range of Exercise Prices	Number Outstanding (in thousands)	Weighted Average Remaining Life	Weighted Average Exercise Price

$4.31 - $6.47	933	8.10 years	$5.14

At December 31, 2015 the aggregate unrecognized compensation cost of unvested equity awards, as determined using a Black-Scholes option valuation model, was $758,000 (net of estimated forfeitures) which is expected to be recognized as compensation expense in fiscal years 2016 through 2018. The Company has not paid cash dividends on its common stock, and the Company presently intends to continue to retain earnings for reinvestment in growth opportunities.  Accordingly, it is anticipated no cash dividends will be paid in the foreseeable future.

Current year activity with respect to the Company’s non-vested restricted stock awards is as follows:

Non-vested restricted stock awards (in thousands)	Shares	Weighted Average grant- date fair value

Balance at January 1, 2015	273	$4.68
Granted	34	4.67
Vested	(110)	4.71
Forfeited and cancelled	(112)	3.95
Balance at December 31, 2015	85	$5.13

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

During 2015 and 2014, the Company issued 34,000 and 170,000 restricted stock awards, respectively, at a per share price of $0.02.  Included within the equity grants of 2014 were approximately 109,000 performance based restricted stock awards which vest upon the achievement of business unit and consolidated financial goals relative to fiscal years 2014 through 2016.  These equity awards are forfeited if the performance conditions are not achieved for each fiscal year.  For the periods ended December 31, 2015 and 2014, the Company recognized compensation expense related to the performance awards based on its estimate of the probability of achievement in accordance with ASC Topic 718.

The fair value of restricted stock awards is based on the average price of the Company’s common stock on the date of grant.  The weighted average grant date fair value of restricted stock awards granted during the years 2015 and 2014 was $4.67 and $5.24, respectively.  In accordance with the terms of the restricted stock award agreements, the Company released 110,000 and 112,000 shares during 2015 and 2014, respectively.  During 2015, there were 112,000 shares of restricted stock cancelled, of which 102,000 were performance based restricted shares.  During 2014, there were 62,000 shares of restricted stock cancelled, of which 52,000 were performance based restricted shares.

Note 9— Income Taxes

The provision for income taxes from continuing operations consists of:

	Year ended December 31, (in thousands)
	2015	2014

Current income tax:
Federal	$221	$115
State	141	212
Foreign	267	757
	629	1,084
Deferred income tax:
Federal	816	2,238
State	55	372
	871	2,610
Provision for income taxes	$1,500	$3,694

The deferred tax benefit related to discontinued operations was $3.2 million in fiscal year 2015 and $2.1 million recorded in fiscal year 2014.

Deferred tax liabilities (assets) are comprised of the following at:

	December 31, (in thousands)
	2015	2014
Deferred tax liabilities:
Software development costs	$1,841	$4,984
Acquired intangible assets	2,088	2,350
Gross deferred tax liabilities	3,929	7,334

Allowances for bad debts and inventory	(4,804)	(4,524)
Capitalized inventory costs	(75)	(114)
Intangible assets	(1,747)	(2,100)
Employee benefit accruals	(2,050)	(1,715)
Federal net operating loss carryforward	(6,215)	(9,249)
State net operating loss carryforward	(1,111)	(1,104)
Tax credit carryforwards	(8,760)	(7,809)
Foreign currency	(33)	(33)
Other	(334)	(502)
Gross deferred tax assets	(25,129)	(27,150)

Less valuation allowance	3,421	3,947

Net deferred tax assets	$(17,779)	$(15,869)

The Company has Federal tax credit carryforwards of $8.7 million that expire in various tax years from 2016 to 2035.  The Company has a Federal operating loss carryforward of $19.9 million that expires in various tax years through 2035.  Of the operating loss carryforward, $1.6 million will result in a benefit within additional paid in capital when realized.  The Company also has state tax credit carryforwards of $210,000 and state net operating loss carryforwards of $8.0 million that expire in various tax years through 2034.  In assessing the ability to realize deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  As a result of this analysis and based on the current year’s taxable income, and utilization of certain carryforwards management determined that it should reduce it valuation allowance in the current year.    A valuation allowance is still required to the extent it is more likely than not that the future benefit associated with the foreign tax credit carryforwards and certain state tax loss carryforwards will not be realized.  As a result, the Company recorded a tax benefit associated with a reduction of the deferred tax asset valuation allowance of $0.5 million for 2015.  The Company recorded tax expense in 2015 associated with an increase in the valuation allowance in 2014 in the amount of $1.6 million for 2014.

The Company records the benefits relating to uncertain tax positions only when it is more likely than not (likelihood of greater than 50%), based on technical merits, that the position would be sustained upon examination by taxing authorities. Tax positions that meet the more likely than not threshold are measured using a probability-weighted approach as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement.   At December 31, 2015, the Company’s reserve for uncertain tax positions is not material and the Company believes it has adequately provided for its tax-related liabilities.  The Company is no longer subject to United States federal income tax examinations for years before 2012.  The provision for (benefit from) income taxes differed from the provision computed by applying the Federal statutory rate to income (loss) from continuing operations before taxes due to the following:

	2015	2014
Federal statutory tax rate	34.0%	34.0%
State taxes	5.8	11.5
Non deductible expenses	1.0	4.6
Tax credits	(4.8)	(11.7)
Repatriation of foreign earnings	0.0	59.8
Foreign income tax rate differential	(1.3)	(43.2)
Valuation allowance	(9.5)	41.7
Tax return and audit adjustments	3.8	0.0
Other	(1.8)	1.4
	27.2%	98.1%

Note 10 — Employee Benefit Plans

The Company has a deferred profit-sharing retirement plan that covers substantially all employees. The Company’s annual contribution to the plan is discretionary. The Company’s did not make a contribution in 2015 or 2014.  The plan also contains a 401(k) provision that allows employees to contribute a percentage of their salary up to the statutory limitation.  These contributions are matched at the rate of 10% by the Company. The Company’s matching contributions under the 401(k) component were $359,000 and $318,000 in 2015 and 2014, respectively.

The Company also maintains an incentive-compensation plan. Participants in the plan are key employees as determined by the Board of Directors and executive management. Compensation under the plan is based on the achievement of predetermined financial performance goals of the Company and its subsidiaries.  Awards under the plan are payable in cash.  Awards under the plan totaled $776,000 and $656,000, in 2015 and 2014, respectively.

The Company also sponsors a deferred compensation plan for a select group of highly compensated employees.  Participants may make elective deferrals of their salary to the plan in excess of tax code limitations that apply to the Company’s qualified plan.  The Company invests the participants’ deferred amounts to fund these obligations.  The Company also has the sole discretion to make employer contributions to the plan on behalf of the participants, though it did not make any employer contributions in 2015 or 2014.

Note 11 — Contingencies

The Company is subject to legal proceedings, which arise in the ordinary course of business. Additionally, U.S. Government contract costs are subject to periodic audit and adjustment.  In the opinion of management, the ultimate liability, if any, with respect to these actions will not materially affect the financial position, results of operations, or cash flows of the Company.

Note 12 — Segment and Related Information

The Company is organized in three reporting units: restaurant/retail, hotel/spa, and government. The Company has identified government as a separate reportable segment and has aggregated its two restaurant/retail/hotel/spa reporting units into one reportable segment, hospitality, as the reporting units share many similar economical characteristics. Management views the government and hospitality segments separately in operating its business, as the products and services are different for each segment. The Company’s chief operating decision maker is the Company’s Chief Executive Officer.  The hotel/spa reporting has been sold as of November 4, 2015 and is included within discontinued operations (see note 3).

The Company has two reportable business segments, hospitality and government.  The hospitality segment offers integrated solutions to the hospitality industry consisting of restaurants~~,~~ grocery stores and specialty retail outlets.  These offerings include industry leading hardware and software applications utilized at the point-of-sale, back of store and corporate office and includes the acquisition of Brink Software.  This segment also offers customer support including field service, installation, and twenty-four hour telephone support and depot repair.  The government segment performs complex technical studies, analysis, and experiments, develops innovative solutions, and provides on-site engineering in support of advanced defense, security, and aerospace systems.  This segment also provides expert on-site services for operating and maintaining U.S. Government-owned communication assets.

Information noted as “Other” primarily relates to the Company’s corporate, home office operations.

Information as to the Company’s segments is set forth below.  Amounts below exclude discontinued operations.

	Year ended December 31, (in thousands)
	2015	2014
Revenues:
Hospitality	$141,151	$130,174
Government	87,852	87,689
Total	$229,003	$217,863

Operating income (loss) :
Hospitality	$1,721	$323
Government	5,365	4,883
Other	(457)	(1,790)
	6,629	3,416
Other income, net	(800)	485
Interest expense	(308)	(136)
Income from continuing operations before provision for income taxes	$5,521	$3,765

Identifiable assets:
Hospitality	$72,948	$81,269
Government	10,052	11,221
Other	32,312	22,688
Total	$115,312	$115,178

Goodwill:
Hospitality	$10,315	$10,315
Government	736	736
Total	$11,051	$11,051

Depreciation, amortization and accretion:
Hospitality	$2,673	$1,678
Government	48	50
Other	349	279
Total	$3,070	$2,007

Capital expenditures including software costs:
Hospitality	$3,645	$2,181
Government	-	36
Other	208	969
Total	$3,853	$3,186

The following table presents revenues by country based on the location of the use of the product or services.  Amounts below exclude discontinued operations.

	December 31,
	2015	2014
United States	$197,303	$189,845
Other Countries	31,700	28,018
Total	$229,003	$217,863

The following table presents assets by country based on the location of the asset.  Amounts below exclude discontinued operations.

	December 31,
	2015	2014
United States	$100,021	$93,825
Other Countries	15,291	21,353
Total	$115,312	$115,178

Customers comprising 10% or more of the Company's total revenues, excluding discontinued operations, are summarized as follows:

	December 31,
	2015	2014
Hospitality segment:
McDonald’s Corporation	19%	16%
Yum! Brands, Inc.	10%	12%
Government segment:
U.S. Department of Defense	38%	40%
All Others	33%	32%
	100%	100%

No other customer within All Others represented more than 10% of the Company’s total revenue for the years ended December 31, 2015 and 2014.

Note 13 — Fair Value of Financial Instruments

The Company’s financial instruments have been recorded at fair value using available market information and valuation techniques.  The fair value hierarchy is based upon three levels of input, which are:

Level 1 − quoted prices in active markets for identical assets or liabilities (observable)

Level 2 − inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in inactive markets, or other inputs that are observable market data for essentially the full term of the asset or liability (observable)

Level 3 − unobservable inputs that are supported by little or no market activity, but are significant to determining the fair value of the asset or liability (unobservable)

The Company’s financial instruments consist primarily of cash and cash equivalents, trade receivables, trade payables, debt instruments and deferred compensation assets and liabilities. For cash and cash equivalents, trade receivables and trade payables, the carrying amounts of these financial instruments as of December 31, 2015 and 2014 were considered representative of their fair values.  The estimated fair value of the Company’s long-term debt and line of credit at December 31, 2015 and 2014 was based on variable and fixed interest rates at December 31, 2015 and 2014, respectively, for new issues with similar remaining maturities and approximates the respective carrying values at December 31, 2015 and 2014.

The deferred compensation assets and liabilities primarily relate to the Company’s deferred compensation plan, which allows for pre-tax salary deferrals for certain key employees (see note 10). Changes in the fair value of the deferred compensation liabilities are derived using quoted prices in active markets of the asset selections made by the participants. The deferred compensation liabilities are classified within Level 2, as defined under U.S. GAAP, because their inputs are derived principally from observable market data by correlation to the hypothetical investments. The Company holds insurance investments to partially offset the Company’s liabilities under the deferred compensation plan, which are recorded at fair value each period using the cash surrender value of the insurance investments.

The Company has obligations, to be paid in cash, to the former owners of Brink Software, based on the achievement of certain conditions as defined in the definitive agreement (see note 2).  The fair value of this contingent consideration payable was estimated using a discounted cash flow method, with significant inputs that are not observable in the market and thus represents a Level 3 fair value measurement as defined in ASC 820, fair value measurements and disclosures. The significant inputs in the Level 3 measurement not supported by market activity included the Company’s probability assessments of expected future cash flows related to the Company’s acquisition of Brink during the contingent consideration period, appropriately discounted considering the uncertainties associated with the obligation, and calculated in accordance with the terms of the definitive agreement.  The liabilities for the contingent consideration were established at the time of the acquisition and are evaluated on a quarterly basis based on additional information as it becomes available.  Any change in the fair value adjustment is recorded in the earnings of that period.  Changes in the fair value of the contingent consideration obligations may result from changes in probability assumptions with respect to the likelihood of achieving the various contingent payment obligations.Significant increases or decreases in the inputs noted above in isolation would result in a significantly lower or higher fair value measurement.

The following table presents a summary of changes in fair value of the Company’s Level 3 assets and liabilities that are measured at fair value on a recurring basis (in thousands):

Level 3 Inputs
Liabilities
Balance at December 31, 2014	$5,040
New level 3 liability	-
Change in fair value of contingent consideration liability	90
Transfers into or out of Level 3	-
Balance at December 31, 2015	$5,130

Note 14 — Related Party Transactions

The Company leases its corporate wellness facility to related parties at a current rate of $9,775 per month. The Company receives a complimentary membership to this facility which is provided to all employees.  During 2015 and 2014 the Company received rental income amounting to $117,300 for the lease of the facility in each year.

Note 15 — Subsequent Events

On March 24, 2016, the Company amended its credit facility with J.P. Morgan Chase, N.A.  See Note 7 for further details.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAR TECHNOLOGY CORPORATION

March 30, 2016	/s/ Karen E. Sammon
Karen E. Sammon
Chief Executive Officer & President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Karen E. Sammon
Karen E. Sammon	Chief Executive Officer & President	March 30, 2016

/s/ Cynthia A. Russo
Cynthia A. Russo	Director	March 30, 2016

/s/ Paul D. Eurek
Paul D. Eurek	Director	March 30, 2016

/s/ Todd E. Tyler
Todd E. Tyler	Director	March 30, 2016

/s/ John W. Sammon
John W. Sammon	Director	March 30, 2016

/s/ Ronald J. Casciano
Ronald J. Casciano	Director	March 30, 2016

/s/ Donald H. Foley
Donald H. Foley	Director	March 30, 2016

/s/ Matthew J. Trinkaus
Matthew J. Trinkaus	Controller and Chief Accounting Officer	March 30, 2016

List of Exhibits

Exhibit No.	Description of Instrument

3.(i)	Certificate of Incorporation, as amended May 22, 2014.	Filed as Exhibit 3(i) to Form 8-K filed May 29, 2014 of PAR Technology Corporation and incorporated herein by reference.

3.(ii)	By-laws, as amended May 22, 2014.	Filed as Exhibit 3.(ii) to Form 8-K filed May 29, 2014 of PAR Technology Corporation incorporated herein by reference.

4	Specimen Certificate representing the Common Stock.	Filed as Exhibit 4 to Registration Statement on Form S-2 (Registration No. 333-04077) of PAR Technology Corporation incorporated herein by reference.

10.1	Letter of Agreement with Sanmina– SCI Corporation.	Filed as Exhibit 10.1 to Form S-3/A (Registration No. 333-102197) of PAR Technology Corporation incorporated herein by reference.

10.2	2005 Equity Incentive Plan of PAR Technology Corporation.	Filed as Exhibit 4.2 to Form S-8 (Registration No. 333-137647) of PAR Technology Corporation and incorporated herein by reference.

10.3	2005 Equity Incentive Plan, as amended.	Filed as Exhibit 4.1 to Registration Statement on Form S-8 (Registration No. 333-187246) of PAR Technology Corporation incorporated herein by reference.

10.4	Form of Restricted Stock Award Agreement Pursuant to the 2005 Equity Incentive Plan.	Filed as Exhibit 10.1 to Form 10-Q as for the quarter ended June 30, 2013 and incorporated by reference.
10.5	Pledge and Security Agreement with JP Morgan Chase.	Filed as Exhibit 10.2 to Form 8-K dated June 16, 2008 of PAR Technology Corporation and incorporated herein by reference.

10.6	June 2011 – Amended and Restated Credit Agreement with JPMorgan Chase Bank, N.A; NBT Bank, N.A.; Alliance Bank, N.A.	Filed as an Exhibit 10.1 to Form 8-K dated June 6, 2011 of PAR Technology Corporation and incorporated herein by reference.

List of Exhibits (Continued)

Exhibit No.	Description of Instrument

10.7	June 2011 - Amendment No. 1 to Pledge and Security Agreement with JPMorgan Chase Bank, N.A.	Filed as an Exhibit 10.2 to Form 8-K dated June 6, 2011 of PAR Technology Corporation and incorporated herein by reference.

10.8***
December 2011 - Asset Purchase and Sale Agreement by and between PAR Technology Corporation, PAR Government Systems Corporation, PAR Logistics Management Systems Corporation and  ORBCOMM Inc. and PLMS Acquisition, LLC.
Filed as an Exhibit 10.13 to Form 10-K dated April 4, 2012 of PAR Technology Corporation and incorporated herein by reference.

10.9	February 2013 - Amendment No. 2 to Pledge and Security Agreement with JPMorgan Chase Bank, N.A.	Filed as an Exhibit 10.14 to Form 10-K dated March 13, 2013 of PAR Technology Corporation and incorporated herein by reference.

10.10	Employment Offer Letter dated March 21, 2013 between Registrant and Ronald J. Casciano.	Filed as an Exhibit 10.1*+ to Form 10-Q for the quarter ended March 31, 2013 and incorporated herein by reference.

10.11	Employment Offer Letter dated March 21, 2013 between Registrant and Robert P. Jerabeck.	Filed as an Exhibit 10.2*+ to Form 10-Q for the quarter ended March 31, 2013 and incorporated herein by reference.

10.12	Employment Offer Letter dated March 21, 2013 between Registrant and Karen E. Sammon.	Filed as an Exhibit 10.3*+ to Form 10-Q for the quarter ended March 31, 2013 and incorporated herein by reference.

10.13	Form of Notice of Equity Award and Agreement Pursuant to the 2005 Equity Incentive Plan.	Filed as an Exhibit 10.17 to Form 10-K dated March 14, 2014 of Par Technology Corporation and incorporated herein by reference.

10.14	June 2014 – Amendment No. 3 to Pledge and Security Agreement with JPMorgan Chase Bank, N.A.	Filed as an Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2014 and incorporated herein by reference.

10.15 ***	Credit Agreement with JPMorgan Chase Bank, N.A. dated as of September 9, 2014.	Filed as an Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2014 and incorporated herein by reference.

10.16	Pledge and Security Agreement with JPMorgan Chase Bank, N.A. dated as of September 9, 2014.	Filed as an Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2014 and incorporated herein by reference.

List of Exhibits (Continued)

Exhibit No.	Description of Instrument

10.17 ***	Stock Purchase Agreement by and among Brink Software, Inc., the Shareholders, ParTech, Inc., and PAR Technology Corporation dated as of September 18, 2014.	Filed as an Exhibit 10.3 to Form 10-Q for the quarter ended September 30, 2014 and incorporated herein by reference.

10.18	Form of Outside Director Notice of Restricted Stock Award and Agreement Pursuant to the 2005 Equity Incentive Plan.	Filed as an Exhibit 10.21 to Form 10-K dated March 31, 2015 of Par Technology Corporation and incorporated herein by reference.

10.19	Form of Notice of Award and Agreement Pursuant to the 2005 Equity Incentive Plan.	Filed as an Exhibit 10.23 to Form 10-K dated March 31, 2015 of Par Technology Corporation and incorporated herein by reference.

10.20 ***	Second Amendment to Credit Agreement and Other Loan Documents with JPMorgan Chase Bank, N.A. dated as of March 19, 2015	Filed as an Exhibit 10.24 to Form 10-K dated March 31, 2015 of Par Technology Corporation and incorporated herein by reference

10.21	Separation Agreement between PAR Technology Corporation and Stephen P. Lynch dated August 31, 2015.	Filed as an Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2015 and incorporated herein by reference.

10.22	2015 Equity Incentive Plan of PAR Technology Corporation.	Filed as Exhibit 4.2 to Form S-8 (Registration No. 333-208063) of PAR Technology Corporation and incorporated herein by reference.

10.23	Form of Notice of Award Pursuant to the 2015 Equity Incentive Plan	Filed as Exhibit 4.3 to Form S-8 (Registration No. 333-208063) of PAR Technology Corporation and incorporated herein by reference.

10.24	Form of Outside Director Notice of Restricted Stock Award and Agreement Pursuant to the 2015 Equity Incentive Plan	Filed as Exhibit 4.4 to Form S-8 (Registration No. 333-208063) of PAR Technology Corporation and incorporated herein by reference.

10.25	Employment Offer Letter dated July 13, 2015 between Registrant and Michael Bartusek

10.26
November 2015 – Asset Purchase Agreement by and among Gary Jonas Computing Ltd., SMS Software Holdings LLC, Jonas Computing (UK) Ltd., PAR Springer-Miller Systems, Inc., Springer-Miller International, LLC, Springer-Miller Canada, ULC, ParTech, Inc., and Constellation Software Inc.

10.27	Employment Offer Letter dated November 16, 2015 between Registrant and Karen Sammon

List of Exhibits (Continued)

Exhibit No.	Description of Instrument

10.28	Employment Offer Letter dated December 10, 2015 between Registrant and Matthew Cicchinelli

10.29	Fourth Amendment to Credit Agreement with JPMorgan Chase Bank, N.A. dated as of March 24, 2016

22	Subsidiaries of the registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer & President Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Controller and Chief Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer & President Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Controller and Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

***	Portions of this Exhibit were omitted pursuant to a request for confidential treatment. The omitted portions have been separately filed with the Securities and Exchange Commission.