Form 10-Q
period 2016-03-31
PAR TECHNOLOGY CORP
filed 2016-05-11
CIK 708821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2016.  Commission File Number 1-9720
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
Yes ☐ No  ☒

The number of shares outstanding of registrant's common stock as of May 1, 2016 was 15,604,684 shares.

FORM 10-Q

PART I
FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	For the three months ended March 31,
	2016	2015
Net revenues:
Product	$22,084	$20,745
Service	11,704	10,637
Contract	21,517	23,836
	55,305	55,218
Costs of sales:
Product	16,442	14,713
Service	8,599	8,033
Contract	19,655	22,474
	44,696	45,220
Gross margin	10,609	9,998
Operating expenses:
Selling, general and administrative	7,542	6,660
Research and development	2,762	2,434
Amortization of identifiable intangible assets	241	249
	10,545	9,343
Operating income from continuing operations	64	655
Other expense, net	(70)	(206)
Interest income (expense), net	29	(86)
Income from continuing operations before provision for income taxes	23	363
Provision for income taxes	(8)	(171)
Income from continuing operations	15	192
Discontinued operations
Loss on discontinued operations (net of tax)	-	(577)
Net income (loss)	$15	$(385)
Basic Earnings per Share:
Income from continuing operations	0.00	0.01
Loss from discontinued operations	0.00	(0.04)
Net Income (loss)	$0.00	$(0.02)
Diluted Earnings per Share:
Income from continuing operations	0.00	0.01
Loss from discontinued operations	0.00	(0.04)
Net income (loss)	$0.00	$(0.02)
Weighted average shares outstanding
Basic	15,646	15,596
Diluted	15,723	15,710

See accompanying notes to consolidated financial statements

PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(Unaudited)

	For the three months ended March 31,
	2016	2015
Net income (loss)	$15	$(385)
Other comprehensive loss, net of applicable tax:
Foreign currency translation adjustments	(122)	(255)
Comprehensive loss	$(107)	$(640)

See accompanying notes to consolidated financial statements

PAR TECHNOLOGY CORPORATIONAND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
(Unaudited)

Assets	March 31, 2016	December 31, 2015
Current assets:
Cash and cash equivalents	$5,770	$8,024
Accounts receivable-net	33,972	29,530
Inventories-net	22,376	21,499
Income taxes receivable	73	-
Deferred income taxes	6,810	6,741
Other current assets	3,582	3,808
Total current assets	72,583	69,602
Property, plant and equipment - net	5,724	5,716
Note receivable	3,387	3,320
Deferred income taxes	11,038	11,038
Goodwill	11,051	11,051
Intangible assets - net	11,053	10,898
Other assets	3,780	3,687
Total Assets	$118,616	$115,312
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$2,130	$2,103
Accounts payable	15,256	11,729
Accrued salaries and benefits	5,285	5,727
Accrued expenses	6,910	6,705
Customer deposits and deferred service revenue	11,478	10,819
Income taxes payable	-	279
Liabilities of discontinued operations	280	441
Total current liabilities	41,339	37,803
Long-term debt	521	566
Other long-term liabilities	8,701	8,883
Total liabilities	50,561	47,252
Commitments and contingencies
Shareholders’ Equity:
Preferred stock, $.02 par value, 1,000,000 shares authorized	-	-
Common stock, $.02 par value, 29,000,000 shares authorized; 17,314,960 and 17,352,838 shares issued, 15,606,851 and 15,644,729 outstanding at March 31, 2016 and December 31, 2015, respectively	346	347
Capital in excess of par value	45,856	45,753
Retained earnings	30,589	30,574
Accumulated other comprehensive loss	(2,900)	(2,778)
Treasury stock, at cost, 1,708,109 shares	(5,836)	(5,836)
Total shareholders’ equity	68,055	68,060
Total Liabilities and Shareholders’ Equity	$118,616	$115,312

See accompanying notes to consolidated financial statements

PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the three months ended March 31,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$15	$(385)
Loss from discontinued operations	-	577
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation, amortization and accretion	777	718
Provision for bad debts	185	125
Provision for obsolete inventory	395	421
Equity based compensation	66	245
Deferred income tax	(69)	(1,055)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(4,627)	722
Inventories	(1,272)	(1,537)
Income tax receivable/(payable)	(352)	(154)
Other current assets	226	(393)
Other assets	(93)	(115)
Accounts payable	3,527	(3,894)
Accrued salaries and benefits	(442)	(495)
Accrued expenses	205	(1,027)
Customer deposits and deferred service revenue	659	6,097
Other long-term liabilities	(182)	(108)
Deferred tax equity based compensation	-	(105)
Net cash used in operating activities-continuing operations	(982)	(363)
Net cash (used in) provided by operating activities-discontinued operations	(161)	1,161
Net cash (used in) provided by operating activities	(1,143)	798
Cash flows from investing activities:
Capital expenditures	(322)	(278)
Capitalization of software costs	(659)	(410)
Net cash used in investing activities-continuing operations	(981)	(688)
Net cash used in investing activities-discontinued operations	-	(237)
Net cash used in investing activities	(981)	(925)
Cash flows from financing activities:
Payments of long-term debt	(44)	(43)
Payments of other borrowings	(53,812)	(44,989)
Proceeds from other borrowings	53,812	41,216
Repurchase of common stock	(1)	(1)
Tax benefit of equity based compensation	37	-
Net cash used in financing activities	(8)	(3,817)
Effect of exchange rate changes on cash and cash equivalents	(122)	(255)
Net decrease in cash and cash equivalents	(2,254)	(4,199)
Cash and cash equivalents at beginning of period	8,024	10,167
Cash and equivalents at end of period	5,770	5,968
Less cash and cash equivalents of discontinued operations at end of period	-	(300)
Cash and cash equivalents of continuing operations at end of period	$5,770	$5,668

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	8	54
Income taxes, net of refunds	420	154

See accompanying notes to consolidated financial statements

PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Summary of Significant Accounting Policies

The accompanying unaudited interim consolidated financial statements have been prepared by PAR Technology Corporation (the “Company” or “PAR”) in accordance with U.S. generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements.  Accordingly, these interim financial statements do not include all information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of the Company, such unaudited statements include all adjustments (which comprised of normal recurring accruals) necessary for a fair presentation of the results for such periods.  The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results of operations to be expected for any future period.  The consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2015 included in the Company’s December 31, 2015 Annual Report to the Securities and Exchange Commission on Form 10-K.

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

The current economic conditions and the continued financial volatility in the U.S. and in many other countries in which the Company operates could contribute to decreased consumer confidence and continued economic uncertainty which may adversely impact the Company’s operating performance.  The Company continues to see strength in the markets which it serves; however, the continued instability in the global economy could have an impact on purchases of the Company’s products, which could result in a reduction of sales, operating income and cash flows.  A decline in these results could have a material adverse impact on the underlying estimates used in deriving the fair value of the Company’s reporting units used in support of its annual goodwill impairment test.  These conditions may result in an impairment charge in future periods.

During the third quarter of fiscal year 2015, the Company performed a strategic analysis of its current product and business unit offerings and as a result, entered into an asset purchase agreement to sell substantially all of the assets of its hotel/spa technology business operated under PAR Springer-Miller Systems, Inc. (“PSMS”) to affiliates of Constellation Software Inc.  This transaction closed on November 4, 2015.  Accordingly, the results of operations of PSMS have been classified as discontinued operations in accordance with Accounting Standards Codification (“ASC”) 205-20, Presentation of Financial Statements – Discontinued Operations.  All prior period amounts have been reclassified to conform to the current period presentation.  Refer to Note 2 “Divestiture and Discontinued Operations” in the Notes to the Consolidated Financial Statements for further discussion.

Certain amounts for prior periods have been reclassified to conform to the current period classification.

Note 2 — Divestiture and Discontinued Operations

On November 4, 2015, ParTech, Inc., a wholly owned subsidiary of PAR Technology Corporation, (“PTI”), PAR Springer-Miller Systems, Inc. (“PSMS”), Springer-Miller International, LLC (“SMI”), and Springer-Miller Canada, ULC (“SMC”) (PTI, PSMS, SMI and SMC are collectively referred to herein as the “Group”), entered into an Asset Purchase Agreement (the “APA”)  with Gary Jonas Computing Ltd., SMS Software Holdings LLC, and Jonas Computing (UK) Ltd. (the “Purchasers”),   each of which is an affiliate of the Jonas Software Group of Constellation Software Inc. of Toronto, Ontario,  for the sale of substantially all of the assets of PSMS. Total consideration to be received from the sale is $16.6 million in cash (the “Base Purchase Price”), with $12.1 million received at the time of closing, and $4.5 million receivable eighteen months after the closing date, a portion of which amount will be available to pay certain indemnification obligations of the Group.  The estimated fair value of the remaining portion of the note receivable, less any estimated working capital adjustments, due on May 4, 2017 is approximately $3.4 million and is included within noncurrent assets in PAR’s consolidated Balance Sheets.

In addition to the Base Purchase Price, contingent consideration of up to $1,500,000 is available to PAR based on achievement of certain agreed-upon revenue and earnings targets for calendar years 2016 through 2018, as set forth in the APA.  As of March 31, 2016, the Company has not recorded any amount associated with this contingent consideration as it does not believe achievement of the related targets is probable.

At March 31, 2016 and December 31, 2015 there were $280,000 and $441,000 of accrued liabilities of discontinued operations recorded on the balance sheet.

The following table summarizes the results from discontinued operations (in thousands):

	March 31,
	2016	2015
Operations
Total revenues	$-	$4,406

Loss from discontinued operations before income taxes	$-	$(1,347)
Benefit from income taxes	-	770
Loss from discontinued operations, net of taxes	$-	$(577)

Note 3 — Accounts Receivable

The Company’s net accounts receivable consist of, excluding discontinued operations:

	(in thousands)
	March 31, 2015	December 31, 2015
Government segment:
Billed	$12,200	$9,400
Advanced billings	(654)	(1,266)
	11,546	8,134
Hospitality segment:
Accounts receivable - net	22,426	21,396
	$33,972	$29,530

At March 31, 2016 and December 31, 2015, the Company had recorded allowances for doubtful accounts of $812,000 and $875,000, respectively, against hospitality segment accounts receivable.

Note 4 — Inventories

Inventories are primarily used in the manufacture, maintenance and service of hospitality products.  The components of inventories, net consist of the following, excluding discontinued operations:

	(in thousands)
	March 31, 2016	December 31, 2015
Finished goods	$9,146	$8,914
Work in process	601	263
Component parts	5,927	5,068
Service parts	6,702	7,254
	$22,376	$21,499

At March 31, 2016 and December 31, 2015, the Company had recorded inventory reserves of $9.1 million and $8.8 million, respectively, against hospitality inventories, which relates primarily to service parts.

Note 5 — Identifiable intangible assets and Goodwill

The Company’s identifiable intangible assets represent intangible assets acquired from the Brink Software Inc. acquisition as well as internally developed software costs.  The Company capitalizes certain costs related to the development of computer software used in its hospitality segment. Software development costs incurred prior to establishing technological feasibility are charged to operations and included in research and development costs.  The technological feasibility of a computer software product is established when the Company has completed all planning, designing, coding, and testing activities that are necessary to establish that the product meets its design specifications including functions, features, and technical performance requirements. Software development costs incurred after establishing feasibility (as defined within ASC 985-20 for software cost related to sold as a perpetual license and ASC-350-40 for software sold as a service) are capitalized and amortized on a product-by-product basis when the product is available for general release to customers.  Software costs capitalized within continuing operations during the three months ended March 31, 2016 and 2015 were $659,000 and $410,000, respectively.

Annual amortization, charged to cost of sales when the product is available for general release to customers, is computed using the greater of (a) the straight-line method over the remaining estimated economic life of the product, generally three to seven years or (b) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product.  Amortization of capitalized software costs from continuing operations amounted to $263,000 and $187,000, for the three months ending March 31, 2016 and 2015, respectively.

In 2014, the Company acquired identifiable intangible assets in connection with its acquisition of Brink Software Inc.  Amortization of intangible assets acquired from the Brink Software Inc. acquisition amounted to $241,000 and $249,000 for the three months ending March 31, 2016 and 2015, respectively.

The components of identifiable intangible assets, excluding discontinued operations, are:

	(in thousands)
	March 31, 2016	December 31, 2015	Estimated Useful Life
Acquired and internally developed software costs	$13,384	$12,725	3 - 7 years
Customer relationships	160	160	7 years
Non-competition agreements	30	30	1 year
	13,574	12,915
Less accumulated amortization	(2,921)	(2,417)
	$10,653	$10,498
Trademarks, trade names (non-amortizable)	400	400	N/A
	$11,053	$10,898

The expected future amortization of these intangible assets assuming straight-line amortization of capitalized software costs and acquisition related intangibles is as follows (in thousands):

2016	$1,514
2017	1,918
2018	1,754
2019	1,357
2020	1,181
Thereafter	2,929
Total	$10,653

The Company tests goodwill for impairment on an annual basis, or more often if events or circumstances indicate that there may be impairment.  The Company operates in two reportable business segments, Hospitality and Government.  Goodwill impairment testing is performed at the sub-segment level (referred to as a reporting unit).  The two reporting units within continuing operations utilized by the Company for its impairment testing are: Restaurant and Government.  Goodwill is assigned to a specific reporting unit at the date the goodwill is initially recorded.  Once goodwill has been assigned to a specific reporting unit, it no longer retains its association with a particular acquisition, and all of the activities within a reporting unit, whether acquired or organically grown, are available to support the value of the goodwill.  The amount of goodwill carried by the Restaurant and Government reporting units is $10.3 million and $0.7 million, respectively, at March 31, 2016 and December 31, 2015.

Note 6 — Stock Based Compensation

The Company applies the fair value recognition provisions of ASC Topic 718 Stock-Based Compensation.  The Company recorded stock based compensation of $66,000 and $245,000 for the three months ended March 31, 2016 and 2015, respectively.  The amount recorded for the three months ended March 31, 2016 and 2015 was recorded net of benefits of $26,000 and $28,000, respectively, as a result of forfeitures of unvested stock awards prior to the completion of the requisite service period.  At March 31, 2016, the aggregate unrecognized compensation expense related to non-vested equity awards was $571,000 (net of estimated forfeitures), which is expected to be recognized as compensation expense in fiscal years 2016 through 2018.

For the three month period ended March 31, 2016, the Company recognized compensation expense related to performance awards based on its estimate of the probability of achievement in accordance with ASC Topic 718.

Note 7 — Earnings per share

Earnings per share are calculated in accordance with ASC Topic 260, which specifies the computation, presentation and disclosure requirements for earnings per share (EPS).  It requires the presentation of basic and diluted EPS.  Basic EPS excludes all dilution and is based upon the weighted average number of common shares outstanding during the period.  Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock.  For the three months ended March 31, 2016 and 2015 there were 16,000 and 151,000 anti-dilutive stock options outstanding.

The following is a reconciliation of the weighted average shares outstanding for the basic and diluted EPS computations (in thousands, except share and per share data):

	For the three months ended March 31,
	2016	2015
Income from continuing operations	$15	$192

Basic:
Shares outstanding at beginning of period	15,645	15,592
Weighted average shares issued during the period, net	1	4
Weighted average common shares, basic	15,646	15,596
Income from continuing operations per common share, basic	$0.00	$0.01
Diluted:
Weighted average common shares, basic	15,646	15,596
Dilutive impact of stock options and restricted stock awards	77	114
Weighted average common shares, diluted	15,723	15,710
Income from continuing operations per common share, diluted	$0.00	$0.01

Note 8 — Segment and Related Information

The Company currently has two reportable business segments, hospitality and government.  Prior to the sale of the hotel/spa reporting unit on November 4, 2015 (see note 2), the Company was organized in three reporting units within its two business segments: restaurant/retail, hotel/spa and government.  The Company identified government as a separate reportable segment and had aggregated the restaurant/retail and hotel/spa reporting units into one reportable business segment, hospitality, as they shared many similar economical characteristics.  The hotel/spa reporting unit is now included within discontinued operations. Management views the government and hospitality segments separately in operating its business, as the products and services are different for each segment.  The hospitality segment offers integrated solutions to the food service industry consisting of restaurants~~,~~ grocery stores~~,~~ contract food and specialty retail outlets.  These offerings include industry leading software solutions utilized at the point-of-sale, back of store and corporate office and includes the acquisition of Brink Software, and PAR’s food safety software platform, SureCheck. Also offered is PAR’s industry leading hardware.  This segment also offers software delivery services and other customer support including field service, installation, and twenty-four hour telephone support and depot repair.  The government segment performs complex technical studies, analysis, and experiments, develops innovative solutions, and provides on-site engineering in support of advanced defense, security, and aerospace systems.  This segment also provides expert on-site services for operating and maintaining U.S. Government-owned communication assets.  The Company’s chief operating decision maker is the Company’s Chief Executive Officer.

Information noted as “Other” primarily relates to the Company’s corporate, home office operations.

Information as to the Company's segments is set forth below.  Amounts below exclude discontinued operations.

	(in thousands) For the three months ended March 31,
	2016	2015
Revenues:
Hospitality	$33,788	$31,382
Government	21,517	23,836
Total	$55,305	$55,218

Operating income (loss):
Hospitality	$(500)	$(317)
Government	1,807	1,245
Other	(1,243)	(273)
	64	655
Other income, net	(70)	(206)
Interest expense	29	(86)
Income before provision for income taxes	$23	$363

Depreciation, amortization and accretion:
Hospitality	$732	$637
Government	9	12
Other	36	69
Total	$777	$718

Capital expenditures including software costs:
Hospitality	$948	$628
Government	7	-
Other	26	60
Total	$981	$688

Revenues by country:
United States	$50,219	$49,777
Other Countries	5,086	5,441
Total	$55,305	$55,218

The following table represents identifiable assets by business segment. Amounts below exclude discontinued operations.

	(in thousands)
	March 31, 2016	December 31, 2015

Hospitality	$75,953	$72,948
Government	13,673	10,052
Other	28,990	32,312
Total	$118,616	$115,312

The following table represents assets by country based on the location of the assets. Amounts below exclude discontinued operations.

	(in thousands)
	March 31, 2016	December 31, 2015
United States	$104,491	$100,021
Other Countries	14,125	15,291
Total	$118,616	$115,312

The following table represents Goodwill by business segment. Amounts below exclude discontinued operations.

	(in thousands)
	March 31, 2016	December 31, 2015
Hospitality	$10,315	$10,315
Government	736	736
Total	$11,051	$11,051

Customers comprising 10% or more of the Company's total revenues, excluding discontinued operations, are summarized as follows:

	For the three months ended March 31,
	2016	2015
Hospitality segment:
McDonald’s Corporation	17%	18%
Yum! Brands, Inc.	12%	8%
Government segment:
U.S. Department of Defense	39%	43%
All Others	32%	31%
	100%	100%

No other customer within All Others represented more than 10% of the Company’s total revenue for the three months ended March 31, 2016 or 2015.

Note 9 — Fair Value of Financial Instruments

The Company’s financial instruments have been recorded at fair value using available market information and valuation techniques.  The fair value hierarchy is based upon three levels of input, which are:

Level 1 − quoted prices in active markets for identical assets or liabilities (observable)

Level 2 − inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in inactive markets, or other inputs that are observable market data for essentially the full term of the asset or liability (observable)

Level 3 − unobservable inputs that are supported by little or no market activity, but are significant to determining the fair value of the asset or liability (unobservable)

The Company’s financial instruments consist primarily of cash and cash equivalents, trade receivables, trade payables and debt instruments. For cash and cash equivalents, trade receivables and trade payables, the carrying amounts of these financial instruments as of March 31, 2016 and December 31, 2015 were considered representative of their fair values.  The estimated fair value of the Company’s long-term debt and line of credit at March 31, 2016 and December 31, 2015 was based on variable and fixed interest rates at March 31, 2016 and December 31, 2015, respectively, for new issues with similar remaining maturities and approximates the respective carrying values at March 31, 2016 and December 31, 2015.

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

The following table presents a summary of changes in fair value of the Company’s Level 3 assets and liabilities that are measured at fair value on a recurring basis (in thousands):

Level 3 Inputs
Liabilities
Balance at December 31, 2015	$5,130
New level 3 liability	-
Total gains (losses) reported in earnings	-
Transfers into or out of Level 3	-
Balance at March 31, 2016	$5,130

Item 2:	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Update on Internal Investigation

During the fourth quarter of 2015, the Company identified certain unauthorized wire transfers involving Company funds that were in contravention of the Company’s policies and procedures.  The unauthorized investments occurred during the period between September 25, 2015 and November 6, 2015. These funds, collectively, total $776,000.  The employment of Michael S. Bartusek, the Company’s Vice President and Chief Financial Officer was terminated effective March 14, 2016 for cause in connection with these unauthorized investments made in contravention of the Company’s policies and procedures.  Mr. Bartusek had been hired by the Company into those positions effective July 20, 2015.    This matter was reported by management to the Audit Committee of the Company’s Board of Directors, comprised solely of independent directors.  Under the direction of the Independent Audit Committee, an investigation was commenced and completed, although the Company continues to pursue recovery of the funds.  The investigation was led by outside counsel, and they engaged an independent forensic consultant to assist in the matter.

As directed by the Audit Committee, the Company has reported this matter to federal law enforcement agencies, including the U.S. Securities and Exchange Commission.  We are presently unable to predict whether the SEC or other law enforcement agency will commence their own investigation or determine whether there have been violations of federal laws and regulations.  We have not to date determined whether any of the activities in question violated any applicable laws.  However, if any federal authorities were to ultimately determine that the Company violated any laws or regulations, the Company may be exposed to a broad range of civil and criminal sanctions including, but not limited to, injunctive relief, disgorgement, fines, penalties, modifications to business practices including the termination or modification of existing business relationships, the imposition of compliance programs and the retention of a monitor to oversee future compliance by the Company. These investigations and any potential proceedings resulting therefrom could be costly and burdensome to our management, and could adversely impact our business, prospects, reputation, financial condition, liquidity, results of operations or cash flows. Even if an inquiry or investigation does not result in any adverse determinations, it potentially could create negative publicity and give rise to third-party litigation or other action.

Upon evaluation of the circumstances under which such unauthorized investments were made, the Company determined that internal control weaknesses existed that permitted these wire transfers to be initiated, processed and completed without obtaining the necessary approvals.  In particular, we have identified that our pre-hiring diligence procedures failed to require the completion of a satisfactory background investigation, which should have included credit and other public record and media checks for accounting and financial hires to the extent permitted by applicable law.  In addition, our procedures relating to treasury transactions did not require sufficient sign-off documentation and review thereof with respect to approvals required prior to initiating treasury transactions, and as a result, documentation describing the transaction, confirming its execution and evidencing the required approvals did not exist or was significantly deficient, thus impeding prevention or early detection of the improper actions. While we determined that no material adjustment was required to our previously reported consolidated financial statements, we determined that the aggregation of these internal control deficiencies, combined with the influence and span of control of our former Chief Financial Officer, while such influence and control was limited, resulted in a material weakness in the Company’s internal control environment. To assist in the remediation of the material weakness, the Company’s President and Chief Executive Officer engaged an outside consulting firm to perform a review of its internal controls over financial reporting.  The Company will implement the recommendations from the consulting firm during 2016 and anticipates making changes to such controls to strengthen its overall system of internal control.  The Company is committed to strengthening its internal control environment and believes that these remediation efforts will represent significant improvements in our controls.  While the Company has started to implement the internal control recommendations made by the consultant, the internal control improvements will take time to be fully integrated and confirmed to be effective and sustainable.  Additional controls may also be required over time. Until the remediation steps set forth above are fully implemented and tested, the material weakness described above will continue to exist.

Results of Operations —

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

During the quarter ending September 30, 2015, the Company performed a strategic analysis of its current product and business unit offerings and as a result, entered into an asset purchase agreement to sell substantially all of the assets of its hotel/spa technology business operated under PAR Springer-Miller Systems, Inc. (“PSMS”) to affiliates of Constellation Software Inc.  This transaction closed on November 4, 2015.  Accordingly, the results of operations of PSMS have been classified as discontinued operations in the Consolidated Statements of Operation and Cash Flows in accordance with Accounting Standards Codification (“ASC”) ASC 205-20, Presentation of Financial Statements – Discontinued Operations.  Additionally, the assets and associated liabilities have been classified as discontinued operations in the Consolidated Balance Sheets.  All prior period amounts have been reclassified to conform to the current period presentation.  Refer to Note 2 “Divestiture and Discontinued Operations” in the notes to the Consolidated Financial Statements for further discussion, including the terms of the transaction.

PAR reported revenues of $55.3 million for the quarter ended March 31, 2016, an increase of 0.2% from the $55.2 million reported for the quarter ended March 31, 2015.   The Company's net income from continuing operations was $15,000 or $0.00 per diluted share for the first quarter of 2016 versus $192,000 or $0.01 per diluted share for the same period in 2015.  During the quarter the Company had no income from discontinued operations versus a net loss from discontinued operations of $577,000 or $0.04 loss per diluted share for the quarter ended March 31, 2015.

Product revenues were $22.1 million for the quarter ended March 31, 2016, an increase of 6.5% from the $20.7 million recorded for the same period in 2015.  This increase was primarily driven by higher revenues generated from PAR’s tier one accounts and new accounts established through the acquisition of Brink.

Service revenues were $11.7 million for the quarter ended March 31, 2016, an increase of 10.0% from the $10.6 million reported for the same period in 2015.  During the quarter, the Company experienced an increase in installation services driven mostly by the increase in product revenue.  Additionally, the Company continued to grow recurring revenue from software related services, primarily revenue streams generated from software sold as a service through deployments of Brink POS, software maintenance from Pixel and hosting revenue generated from an international deployment of SureCheck.  In addition, service revenue generated by the Company’s hardware repair center has increased compared to prior year, driven by a higher volume of contracts.

Contract revenues were $21.5 million for the quarter ended March 31, 2016, compared to $23.8 million reported for the same period in 2015, a decrease of 9.7%.  This decrease is a result of a decrease in materials and subcontract revenue across all lines of business offset by an increase in direct labor and associated value-added revenue.

Product margins for the quarter ended March 31, 2016 were 25.5%, a decrease from 29.1% for the same period in 2015.  During the quarter, the Company experienced an unfavorable product mix in sales of our hardware offerings, with a high volume of lower margin peripheral devices sold.

Service margins were 26.5% for the quarter ended March 31, 2016; an increase from the 24.5% recorded for the same period in 2015.  Service margins were favorable during the quarter due to an increase in software related services during the period, primarily driven by higher software sold as a service revenue.

Contract margins were 8.7% for the quarter ended March 31, 2016, compared to 5.7% for the same period in 2015.  This variance is the result of a favorable contract close-out and higher margin on increased value-added revenue.

Selling, general and administrative (SG&A) expenses were $7.5 million for the period ending March 31, 2016, an increase of 13.2%, compared to the $6.7 million for the period ending March 31, 2015.  The increase is primarily due to investigation costs related to certain unauthorized transfers of Company funds that were made in contravention of the Company’s policies and procedures, costs incurred related to the initial phase of the planned implementation of a new enterprise resource system in connection with the business transformation project and continued strategic focus in building the Company’s recurring revenue base.

Research and development (R&D) expenses were $2.8 million for the quarter ended March 31, 2016, up from the $2.4 million recorded for the same period in 2015.  This increase was primarily due to an increase in software development costs for products within the hospitality segment, primarily R&D associated with the Company’s Brink and SureCheck software applications.

During the quarter ended March 31, 2016 and 2015, the Company recorded $241,000 and $249,000, respectively, of amortization expense associated with acquired identifiable intangible assets from the acquisition of Brink Software.

Other expense, net, was $70,000 for the quarter ended March 31, 2016 compared to $206,000 for the same period in 2015.  Other expense/income primarily includes, fair market value fluctuations of the Company's deferred compensation plan, rental income, and foreign currency fair value adjustments.  The decreased expense in 2016 is primarily due to foreign currency adjustments and lower rental income.

Interest income (expense), net represents interest recorded on the note receivable related to the sale of PSMS of $67,000 offset by interest charged on the Company's short-term borrowings and from long-term debt of $38,000.  Interest expense was $86,000 for the quarter ended March 31, 2015.  This decrease in interest expense is associated with lower outstanding borrowing in 2016 as compared to the same period in 2015.

For the three months ended March 31, 2016, the Company's effective income tax expense was 34.8%, compared to 47.1% for the same period in 2015.  The variances from the federal statutory rate for 2016 and 2015 were due to the mix of projected taxable income from the Company's domestic and foreign jurisdictions expected for full year fiscal 2016 and 2015.

Liquidity and Capital Resources

The Company's primary sources of liquidity have been cash flow from operations and its bank line of credit.  Cash used in operating activities of continuing operations was $1.0 million for the three months ended March 31, 2016 compared to $0.4 million for the same period in 2015.

In 2016, cash used in operations was mostly due to changes in working capital requirements, primarily associated with increases in accounts receivable based on timing of product sales and contract billings partially offset by increases in accrued expenses and accounts payable from timing of payments made to vendors, specifically inventory purchases.  In 2015, cash used in operations was mostly due to the changes in working capital requirements, primarily associated with increases in customer deposits and deferred revenue based on timing of billings for the Company’s service contracts offset by decreases in accrued expenses and accounts payable from timing of payments made to vendors, specifically inventory purchases.

Cash used in investing activities from continuing operations was $1.0 million for the three months ended March 31, 2016 versus $0.7 million for the same period in 2015.  In 2016, capital expenditures of $322,000 were primarily for capital improvements made to the Company’s leased properties as well as purchases of computer equipment associated with the Company’s software support service offerings.  Capitalized software was $659,000 and was associated with investments for various Hospitality software platforms.  In 2015, capital expenditures of $278,000 were primarily for capital improvements made to the Company’s leased properties as well as purchases of computer equipment associated with the Company’s software support service offerings.  Capitalized software was $410,000 and was associated with investments for various Hospitality software platforms.

Cash used in financing activities from continuing operations was $7,000 for the three months ended March 31, 2016 versus cash used of $3.8 million in 2015.  In 2016, the Company decreased borrowings on its long-term debt by $44,000 and recognized a tax benefit of equity based compensation of $37,000.  In 2015, the Company decreased borrowing on its credit facility by $3.8 million and its long-term debt by $43,000.

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

On September 9, 2014, the Company terminated its existing credit facilities with J.P. Morgan Chase, N.A. and NBT Bank, N.A. (on behalf of itself and as successor by merger to Alliance Bank, N.A.) consisting of $20.0 million in working capital lines of credit, and the Company and its domestic subsidiaries entered into a new three-year credit facility with J.P. Morgan Chase, N.A (the Credit Facility). The terms of the Credit Facility provide for up to $25 million of a line of credit, with borrowing availability based on a percentage of value of various assets of the Company and its subsidiaries. The new agreement bears interest at the applicable bank rate (3.50% at March 31, 2016), plus an applicable interest rate spread (range of 0.0% - 0.25%), or at the Company's option, at the LIBOR rate, plus the applicable interest rate spread (range of 1.5% – 2.0%).  At March 31, 2016, the Company did not have any outstanding balance on this line of credit.  The weighted average interest rate paid by the Company was approximately 3.75% during fiscal year 2016.   The new agreement contains traditional asset based loan covenants and includes covenants regarding earnings before interest, tax, depreciation & amortization (“EBITDA”) and a fixed charge coverage ratio, and provides for acceleration upon the occurrence of customary events of defaults.

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

On March 24, 2016, based on the waiver received, the Company executed the fourth amendment to its existing Credit Agreement.  Under the terms and conditions of this amendment, the Company has engaged an independent consultant to review its  internal controls relating to financial reporting and authorization procedures for financial transactions (including, without limitation, investments) initiated by the Company’s officers (the “Internal Control Review”).  The company has agreed to deliver to the lender a report prepared by Company’s consultant that sets forth, in reasonable detail, the results of the Internal Control Review, together with a summary of any recommended changes to the Company’s internal control procedures (the “ICR Report”).  To the extent the ICR Report sets forth recommended changes to Borrowers’ internal control procedures (“IC Recommendations”), The Company has agreed to promptly take steps to implement the IC Recommendations in all material respects.  The Company has agreed to provide periodic updates to the lender relating to the Internal Control Review, implementation of IC Recommendations and any ongoing investigations related to the Unauthorized Transactions.

In addition to the credit facility described above, the Company has a mortgage loan, collateralized by certain real estate, with a balance of $702,000 and $746,000 at March 31, 2016 and December 31, 2015, respectively.  This mortgage matures on November 1, 2019.  The Company's fixed interest rate was 4.05% through October 1, 2014.  Beginning on October 1, 2014, the fixed rate was converted to a new rate equal to the then-current five year fixed advanced rate charged by the New York Federal Home Loan bank, plus 225 basis points.  Effective November 1, 2014, the Company entered into an agreement that fixed the interest rate at 4.00% through the maturity date of the loan.  The annual mortgage payment including interest through November 1, 2019 totals $206,000.

In connection with the acquisition of Brink Software Inc. on September 18, 2014, the Company recorded indebtedness to the former owners of Brink Software Inc. under the stock purchase agreement.  At March 31, 2016 and December 31, 2015, the principal balance of the note payable was $2.0 million and it had a carrying value of $1.9 million.  The carrying value was based on the note’s estimated fair value at the time of acquisition.  The note does not bear interest and repayment terms are $3.0 million, which was paid on the first anniversary of close, September 18, 2015, and $2.0 million payable on the second anniversary of close, September 18, 2016.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In March 2016, the FASB issued new guidance related to stock compensation. The new standard simplifies several aspects related to the accounting for share-based payment transactions, including the accounting for income taxes, statutory tax withholding requirements, forfeitures and classification on the statement of cash flows. This guidance is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2016, with early adoption permitted. The Company is evaluating the impact the adoption of this standard will have on its consolidated financial statements.

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

Recently Adopted Accounting Pronouncements

In September 2014, the FASB issued amended guidance on the accounting for certain share-based employee compensation awards. The amended guidance requires that share-based employee compensation awards with terms of a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award and compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved. The Company is required to adopt this guidance for its annual and interim periods beginning March 1, 2016.  The adoption of this amendment did not have any significant impact on the Company’s financial position or results of operations.

In April 2015, the FASB issued new guidance related to accounting for the fees paid in a cloud computing arrangement, which provides guidance to customers about whether a cloud computing arrangement includes a software license. If considered a software license, the arrangement should be accounted for as an acquisition of a software license. If not considered a software license, the arrangement should be accounted for as a service contract. The new standard is effective for the Company beginning in its first quarter of fiscal 2016, with early adoption permitted.  The adoption of this amendment on January 1, 2016 did not have any significant impact on the Company’s financial position or results of operations.

In April 2015, the FASB issued new guidance related to the presentation of debt issuance costs, which amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability, consistent with debt discounts, instead of a deferred charge asset. The new standard is effective for the Company beginning in its first quarter of fiscal 2016, with early adoption permitted. The adoption of this amendment on January 1, 2016 did not have any significant impact on the Company’s financial position or results of operations.

Critical Accounting Policies

In PAR’s Annual Report on Form 10-K for the year ended December 31, 2015, the Company disclosed accounting policies, referred to as critical accounting policies, that require management to use significant judgment or that require significant estimates.  Management regularly reviews the selection and application of the Company’s critical accounting policies.  There have been no updates to the critical accounting policies contained in PAR’s Annual Report on Form 10-K for the year ended December 31, 2015.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

INFLATION

Inflation had little effect on revenues and related costs during the three months ended March 31, 2016.  Management anticipates that margins will be maintained at acceptable levels to minimize the effects of inflation, if any.

INTEREST RATES

As of March 31, 2016, the Company does not have any variable debt.  The Company believes that an adverse change in interest rates of 100 basis points would not have a material impact on PAR’s business, financial condition, results of operations or cash flows.

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

Based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2016, the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”), conducted under the supervision of and with the participation of the Company’s chief executive officer and chief accounting officer, performing the function of the principal financial officer, such officers have concluded that the Company’s disclosure controls and procedures, which are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and designed to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is accumulated and communicated to management, including the chief executive and financial officers, as appropriate, to allow timely decisions regarding required disclosures, are not effective because of a material weakness over financial reporting as of the Evaluation Date described below.

(b)	Changes in Internal Controls over Financial Reporting.

During the Company’s first fiscal quarter of 2016 (the first fiscal quarter), there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13 a-15(f)) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  However, in light of the internal investigation described under Item 2. (Management’s Discussion and Analysis of Financial Condition and Results of Operations), and the resulting engagement of an outside consultant to review and assess the Company’s internal controls and procedures, the Company has made changes  to address the material weaknesses identified in the Company’s annual report on Form 10-K for 2015.  Informal changes to the Company’s pre-hiring diligence procedures have been introduced requiring enhanced background checks inclusive of credit and other public record and media checks to the extent permitted by law for executives and accounting and financial hires.  The Company is continuing to work with its consultant to discuss the conclusions made, assess specific areas of remediation to be addressed and formulate a remediation plan.  The Company will continue to improve and formalize the improvements to its controls and processes.  Formal documentation and implementation of the revised controls will occur as the remediation activity continues and will be disclosed in the Company’s quarterly report for the period(s) in which the implementation occurs.  Until such exercise is completed, the Company believes material weaknesses will continue to exist.

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

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

List of Exhibits

Exhibit No.	Description of Instrument

31.1	Certification of Chief Executive Officer & President Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Corporate Controller & Chief Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer & President Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Corporate Controller & Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAR TECHNOLOGY CORPORATION
(Registrant)

Date: May 11, 2016

/s/Matthew J. Trinkaus
Matthew J. Trinkaus
Corporate Controller & Chief Accounting Officer

Exhibit Index

Exhibit No.	Description of Instrument	Sequential Page Number

31.1	Certification of Chief Executive Officer & President Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	E-1

31.2	Certification of Corporate Controller & Chief Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	E-2

32.1	Certification of Chief Executive Officer & President Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	E-3

32.2	Certification of Corporate Controller & Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	E-4