Form 10-Q
period 2016-06-30
PAR TECHNOLOGY CORP
filed 2016-08-08
CIK 708821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2016.  Commission File Number 1-9720

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
Yes ☐ No  ☒

As of July 29, 2016 15,777,513 shares of the registrant’s common stock, $0.02 par value, were outstanding.

FORM 10-Q

PART I
FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015
Net revenues:
Product	$21,444	$25,267	$43,528	$46,275
Service	11,804	12,100	23,508	22,474
Contract	19,410	21,561	40,927	45,397
	52,658	58,928	107,963	114,146
Costs of sales:
Product	16,137	18,292	32,579	33,200
Service	8,219	8,754	16,818	16,592
Contract	17,857	20,189	37,512	42,663
	42,213	47,235	86,909	92,455
Gross margin	10,445	11,693	21,054	21,691
Operating expenses:
Selling, general and administrative	7,058	6,845	14,600	13,505
Research and development	2,793	2,661	5,555	5,095
Amortization of identifiable intangible assets	242	249	483	498
	10,093	9,755	20,638	19,098
Operating income from continuing operations	352	1,938	416	2,593
Other (expense) income, net	(210)	20	(280)	(186)
Interest income (expense), net	3	(85)	32	(171)
Income from continuing operations before provision for income taxes	145	1,873	168	2,236
Provision for income taxes	(45)	(629)	(53)	(800)
Income from continuing operations	100	1,244	115	1,436
Discontinued operations
Loss on discontinued operations (net of tax)	(26)	(1,143)	(26)	(1,720)
Net income (loss)	$74	$101	$89	$(284)
Basic Earnings per Share:
Income from continuing operations	0.01	0.08	0.01	0.09
Loss from discontinued operations	(0.00)	(0.07)	(0.00)	(0.11)
Net income (loss)	$0.00	$0.01	$0.01	$(0.02)
Diluted Earnings per Share:
Income from continuing operations	0.01	0.08	0.01	0.09
Loss from discontinued operations	(0.00)	(0.07)	(0.00)	(0.11)
Net income (loss)	$0.00	$0.01	$0.01	$(0.02)
Weighted average shares outstanding
Basic	15,615	15,584	15,651	15,541
Diluted	15,670	15,671	15,717	15,658

See accompanying notes to consolidated financial statements

PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands)

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015
Net income (loss)	$74	$101	$89	$(284)
Other comprehensive loss, net of applicable tax:
Foreign currency translation adjustments	(28)	(23)	(150)	(278)
Comprehensive income (loss)	$46	$78	$(61)	$(562)

See accompanying notes to consolidated financial statements

PAR TECHNOLOGY CORPORATIONAND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
 (in thousands, except share amounts)

Assets	(Unaudited) June 30, 2016	December 31, 2015
Current assets:
Cash and cash equivalents	$5,374	$8,024
Accounts receivable-net	29,462	29,530
Inventories-net	25,392	21,499
Note receivable	4,366	-
Income taxes receivable	223	-
Deferred income taxes	6,689	6,741
Other current assets	4,559	3,808
Total current assets	76,065	69,602
Property, plant and equipment - net	6,055	5,716
Long term note receivable	-	4,259
Deferred income taxes	11,038	11,038
Goodwill	11,051	11,051
Intangible assets - net	11,102	10,898
Other assets	3,792	3,687
Total Assets	$119,103	$116,251
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$2,156	$2,103
Accounts payable	16,531	11,729
Accrued salaries and benefits	5,864	5,727
Accrued expenses	5,217	7,644
Customer deposits and deferred service revenue	11,732	10,819
Income taxes payable	-	279
Liabilities of discontinued operations	142	441
Total current liabilities	41,642	38,742
Long-term debt	476	566
Other long-term liabilities	8,759	8,883
Total liabilities	50,877	48,191
Commitments and contingencies
Shareholders’ Equity:
Preferred stock, $.02 par value, 1,000,000 shares authorized	-	-
Common stock, $.02 par value, 29,000,000 shares authorized; 17,478,622 and 17,352,838 shares issued, 15,770,513 and 15,644,729 outstanding at June 30, 2016 and December 31, 2015,respectively	350	347
Capital in excess of par value	45,977	45,753
Retained earnings	30,663	30,574
Accumulated other comprehensive loss	(2,928)	(2,778)
Treasury stock, at cost, 1,708,109 shares	(5,836)	(5,836)
Total shareholders’ equity	68,226	68,060
Total Liabilities and Shareholders’ Equity	$119,103	$116,251

See accompanying notes to consolidated financial statements

PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	For the six months ended June 30,
	2016	2015
Cash flows from operating activities:
Net income	$89	$(284)
Loss from discontinued operations	26	1,720
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation, amortization and accretion	1,606	1,464
Provision for bad debts	397	251
Provision for obsolete inventory	970	792
Equity based compensation	207	273
Deferred income tax	52	(662)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(329)	(2,092)
Inventories	(4,863)	367
Income tax receivable/(payable)	(490)	(102)
Other current assets	(751)	273
Other assets	(105)	(633)
Accounts payable	4,802	(4,064)
Accrued salaries and benefits	137	145
Accrued expenses	(1,488)	(375)
Customer deposits and deferred service revenue	913	2,535
Other long-term liabilities	(124)	(82)
Deferred tax equity based compensation	(9)	(61)
Net cash provided by (used in) operating activities-continuing operations	1,040	(535)
Net cash (used in) provided by operating activities-discontinued operations	(299)	(19)
Net cash provided by (used in) operating activities	741	(554)
Cash flows from investing activities:
Capital expenditures	(984)	(864)
Capitalization of software costs	(1,220)	(968)
Acquisition related consideration paid	(977)	-
Net cash used in investing activities-continuing operations	(3,181)	(1,832)
Net cash used in investing activities-discontinued operations	-	(556)
Net cash used in investing activities	(3,181)	(2,388)
Cash flows from financing activities:
Payments of long-term debt	(89)	(86)
Payments of other borrowings	(107,907)	(101,749)
Proceeds from other borrowings	107,907	100,025
Proceeds (repurchase) of stock awards	29	(1)
Net cash used in financing activities	(60)	(1,811)
Effect of exchange rate changes on cash and cash equivalents	(150)	(278)
Net decrease in cash and cash equivalents	(2,650)	(5,031)
Cash and cash equivalents at beginning of period	8,024	10,167
Cash and equivalents at end of period	5,374	5,136
Less cash and cash equivalents of discontinued operations at end of period	-	(300)
Cash and cash equivalents of continuing operations at end of period	$5,374	$4,836

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	21	111
Income taxes, net of refunds	551	102

See accompanying notes to consolidated financial statements

PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Basis of Presentation

The accompanying unaudited interim consolidated financial statements of PAR Technology Corporation (the “Company” or “PAR”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements and the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements.  Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements.  In the opinion of the Company, such unaudited financial statements include all normal recurring adjustments necessary for a fair presentation of the results for the interim period.  Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results of operations that may be expected for any future period.  Certain amounts for prior periods have been reclassified to conform to the current period classification.

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

On November 4, 2015, the Company entered into an asset purchase agreement (“Springer-Miller APA”), pursuant to which it sold substantially all of the assets for its hotel/spa technology business owned and operated by the Company’s indirect wholly-owned subsidiaries under PAR Springer-Miller Systems, Inc., Springer-Miller International, LLC and Springer Miller Canada, ULC (collectively “PSMS”) to affiliates of Constellation Software Inc.  Accordingly, the results of operations of PSMS have been classified as discontinued operations in the Consolidated Statements of Operation and Cash Flows in accordance with Accounting Standards Codification (“ASC”) ASC 205-20 (Presentation of Financial Statements – Discontinued Operations).  Additionally, the assets and associated liabilities have been classified as discontinued operations in the Consolidated Balance Sheets.  All prior period amounts have been reclassified to conform to the current period presentation.  Refer to Note 2 “Divestiture and Discontinued Operations” in the notes to the Consolidated Financial Statements for further discussion, including the terms of the transaction.

The unaudited interim consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, which has been filed with the Securities and Exchange Commission (“SEC”).

Note 2 — Divestiture and Discontinued Operations

In connection with the sale of the hotel/spa technology business, the total consideration to be received from the sale is $16.6 million in cash (the “Base Purchase Price”), with $12.1 million received at the time of closing, and $4.5 million receivable eighteen months after the closing date, a portion of which amount will be available to pay certain indemnification obligations of PSMS.  The estimated fair value of the remaining portion of the note receivable, due on May 4, 2017, is approximately $4.4 million and accordingly has been included within current assets in PAR’s June 30, 2016 consolidated Balance Sheet.

In addition to the Base Purchase Price, contingent consideration of up to $1,500,000 is available to PAR based on achievement of certain agreed-upon revenue and earnings targets for calendar years 2016 through 2018, as set forth in the APA.  As of June 30, 2016, the Company has not recorded any amount associated with this contingent consideration as it does not believe achievement of the related targets is probable.

At June 30, 2016 and December 31, 2015 there were $142,000 and $441,000 of accrued liabilities of discontinued operations recorded on the balance sheet.

During the three and six months ended June 30, 2016, the Company paid a $977,000 working capital adjustment, of which $939,000 was included in accrued expenses at December 31, 2015, that resulted in a loss (net of tax) of $26,000.  The working capital payment was estimated and paid as it was defined in the Springer-Miller APA.

The following table summarizes the results from discontinued operations (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015
Operations
Total revenues	$-	$4,364	$-	$8,770

Loss from discontinued operations before income taxes	$(38)	$(1,363)	$(38)	$(2,710)
Benefit from income taxes	12	220	12	990
Loss from discontinued operations, net of taxes	$(26)	$(1,143)	$(26)	$(1,720)

Note 3 — Accounts Receivable

The Company’s net accounts receivable consist of:

	(in thousands)
	June 30, 2016	December 31, 2015
Government segment:
Billed	$11,783	$9,400
Advanced billings	(1,106)	(1,266)
	10,677	8,134
Hospitality segment:
Accounts receivable - net	18,785	21,396
	$29,462	$29,530

At June 30, 2016 and December 31, 2015, the Company had recorded allowances for doubtful accounts of $884,000 and $875,000, respectively, against hospitality segment accounts receivable.

 Note 4 — Inventories

Inventories are primarily used in the manufacture, maintenance and service of hospitality products.  The components of inventories, net consist of the following:

	(in thousands)
	June 30, 2016	December 31, 2015
Finished goods	$10,642	$8,914
Work in process	411	263
Component parts	7,901	5,068
Service parts	6,438	7,254
	$25,392	$21,499

At June 30, 2016 and December 31, 2015, the Company had recorded inventory reserves of $8.6 million and $8.8 million, respectively, against hospitality inventories, which relates primarily to service parts.

Note 5 — Identifiable intangible assets and Goodwill

The Company’s identifiable intangible assets represent intangible assets acquired in the Brink Software Inc. acquisition in 2014 and internally developed software costs.  The Company capitalizes certain costs related to the development of computer software used in its hospitality segment. Software development costs incurred prior to establishing technological feasibility are charged to operations and are included in research and development costs.  The technological feasibility of a computer software product is established when the Company has completed all planning, designing, coding, and testing activities that are necessary to establish that the product meets its design specifications including functions, features, and technical performance requirements. Software development costs incurred after establishing feasibility for software sold as a perpetual license, as defined within ASC 985-20 (Software – Costs of Software to be sold, Leased, or Marketed) and for software sold as a service, as defined within ASC-350-40 (Intangibles – Goodwill and Other – Internal – Use Software) are capitalized and amortized on a product-by-product basis when the product is available for general release to customers.  Software costs capitalized within continuing operations during the three and six months ended June 30, 2016 were $561,000 and $1,220,000, respectively.  Software costs capitalized within continuing operations during the three and six months ended June 30, 2015 were $558,000 and $968,000, respectively.

Annual amortization, charged to cost of sales when the product is available for general release to customers, is computed using the greater of (a) the straight-line method over the remaining estimated economic life of the product, generally three to seven years or (b) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product.  Amortization of capitalized software costs from continuing operations for the three and six months ended June 30, 2016 were $270,000 and $532,000, respectively.  Amortization of capitalized software costs from continuing operations for the three and six months ended June 30, 2015 were $207,000 and $394,000, respectively.

Amortization of intangible assets acquired in the Brink Software Inc. acquisition for the three and six months ended June 30, 2016 were $242,000 and $483,000, respectively.   Amortization of intangible assets acquired in the Brink Software Inc. acquisition for the three and six months ended June 30, 2015 were $249,000 and $498,000, respectively.

The components of identifiable intangible assets, excluding discontinued operations, are:

	(in thousands)

	June 30, 2016	December 31, 2015	Estimated Useful Life
Acquired and internally developed software costs	$13,945	$12,725	3 - 7 years
Customer relationships	160	160	7 years
Non-compete agreement	30	30	1 year
	14,135	12,915
Less accumulated amortization	(3,433)	(2,417)
	$10,702	$10,498
Trademarks, trade names (non-amortizable)	400	400	N/A
	$11,102	$10,898

The expected future amortization of these intangible assets assuming straight-line amortization of capitalized software costs and acquisition related intangibles is as follows (in thousands):

2016	$1,043
2017	1,988
2018	1,823
2019	1,386
2020	1,181
Thereafter	3,281
Total	$10,702

The Company tests goodwill for impairment on an annual basis on the first day of the fourth quarter or more often if events or circumstances indicate that there may be impairment.  The Company operates in two reportable business segments, hospitality and government.  Goodwill impairment testing is performed at the sub-segment level (referred to as a reporting unit).  The two reporting units within continuing operations utilized by the Company for its impairment testing are: restaurant and government.  Goodwill is assigned to a specific reporting unit at the date the goodwill is initially recorded.  Once goodwill has been assigned to a specific reporting unit, it no longer retains its association with a particular acquisition, and all of the activities within a reporting unit, whether acquired or organically grown, are available to support the value of the goodwill.  The amount of goodwill carried by the restaurant and government reporting units is $10.3 million and $0.8 million, respectively, at both June 30, 2016 and December 31, 2015.

Note 6 — Stock Based Compensation

The Company applies the fair value recognition provisions of ASC Topic 718 Stock-Based Compensation.  The Company recorded stock based compensation of $141,000 and $207,000 for the three and six months ended June 30, 2016, respectively.  The Company recorded stock based compensation of $28,000 and $273,000 for the three and six months ended June 30, 2015, respectively.  The amount recorded for the three and six months ended June 30, 2016 was recorded net of benefits of $22,000 and $48,000, respectively, as a result of forfeitures of unvested stock awards prior to the completion of the requisite service period.  The amount recorded for the three and six months ended June 30, 2015 was recorded net of benefits of $155,000 and $183,000, respectively, as a result of forfeitures of unvested stock awards prior to the completion of the requisite service period.  At June 30, 2016, the aggregate unrecognized compensation expense related to non-vested equity awards was $1,363,000 (net of estimated forfeitures), which is expected to be recognized as compensation expense in fiscal years 2016 through 2019.

During the first six months of 2016, the Company granted a total of 273,829 equity awards under the 2015 Equity Incentive Plan, including 110,500 restricted stock awards that vest upon achievement of 2016 financial performance targets or, that vest ratably upon achievement of financial performance targets for fiscal 2016, 2017 and 2018, and continued service for a period of three years from the date of grant.

For the three and six month period ended June 30, 2016, the Company recognized compensation expense related to performance awards based on its estimate of the probability of achievement in accordance with ASC Topic 718.

Note 7 — Earnings per share

Earnings per share are calculated in accordance with ASC Topic 260 (Earnings per Share), which specifies the computation, presentation and disclosure requirements for earnings per share (EPS).  It requires the presentation of basic and diluted EPS.  Basic EPS excludes all dilution and is based upon the weighted average number of common shares outstanding during the period.  Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock.  For the three and six months ended June 30, 2016 there were 38,000 and 26,000 anti-dilutive stock options outstanding.  For the three and six months ended June 30, 2015 there were 279,000 and 208,000 anti-dilutive stock options outstanding.

The following is a reconciliation of the weighted average shares outstanding for the basic and diluted EPS computations (in thousands, except share and per share data):

	For the three months ended June 30,
	2016	2015
Income from continuing operations	$100	$1,244

Basic:
Shares outstanding at beginning of period	15,607	15,585
Weighted average shares issued (cancelled) during the period, net	8	(1)
Weighted average common shares, basic	15,615	15,584
Income from continuing operations per common share, basic	$0.01	$0.08
Diluted:
Weighted average common shares, basic	15,615	15,584
Dilutive impact of stock options and restricted stock awards	55	87
Weighted average common shares, diluted	15,670	15,671
Income from continuing operations per common share, diluted	$0.01	$0.08

	For the six months ended June 30,
	2016	2015
Income from continuing operations	$115	$1,436

Basic:
Shares outstanding at beginning of period	15,645	15,592
Weighted average shares issued (cancelled) during the period, net	6	(51)
Weighted average common shares, basic	15,651	15,541
Income from continuing operations per common share, basic	$0.01	$0.09
Diluted:
Weighted average common shares, basic	15,651	15,541
Dilutive impact of stock options and restricted stock awards	66	117
Weighted average common shares, diluted	15,717	15,658
Income from continuing operations per common share, diluted	$0.01	$0.09

Note 8 — Segment and Related Information

The Company has two reportable business segments, hospitality and government – for which separate financial information is available and for which segment results are evaluated regularly by the Chief Executive Officer, the Company’s chief operating decision maker, in deciding how to allocate resources and in assessing performance.  Prior to the sale of the hotel/spa reporting unit on November 4, 2015 (see note 2), the Company was organized in three reporting units within its two business segments: restaurant/retail, hotel/spa and government.  The Company identified government as a separate reportable segment and had aggregated the restaurant/retail and hotel/spa reporting units into one reportable business segment - hospitality - as they shared many similar economic characteristics.  The hotel/spa reporting unit is now included within discontinued operations. Management views the government and hospitality segments separately in operating its business, as the products and services are different for each segment.  The hospitality segment offers integrated solutions to the food service industry consisting of restaurants, grocery stores, contract food and specialty retail outlets.  These offerings include industry leading software solutions utilized at the point-of-sale, back of store and corporate office and includes Brink POS®, and PAR’s food safety software platform - SureCheck®. Also offered within the hospitality segment, is PAR’s industry leading hardware, as well as software delivery services and other customer support including field service, installation, and twenty-four hour telephone support and depot repair.  The government segment performs complex technical studies, analysis, and experiments, develops innovative solutions, and provides on-site engineering in support of advanced defense, security, and aerospace systems.  This segment also provides expert on-site services for operating and maintaining U.S. Government-owned communication assets.

Information noted as “Other” primarily relates to the Company’s corporate, home office operations.

Information as to the Company's segments is set forth below.  Amounts below exclude discontinued operations.

	(in thousands) For the three months ended June 30,		(in thousands) For the six months ended June 30,
	2016	2015	2016	2015
Revenues:
Hospitality	$33,248	$37,367	$67,036	$68,749
Government	19,410	21,561	40,927	45,397
Total	$52,658	$58,928	$107,963	$114,146

Operating (loss) income:
Hospitality	$(800)	$699	$(1,300)	$382
Government	1,496	1,288	3,303	2,533
Other	(344)	(49)	(1,587)	(322)
	352	1,938	416	2,593
Other (loss) income, net	(210)	20	(280)	(186)
Interest income (expense)	3	(85)	32	(171)
Income before provision for income taxes	$145	$1,873	$168	$2,236

Depreciation, amortization and accretion:
Hospitality	$756	$667	$1,488	$1,304
Government	10	13	19	25
Other	63	66	99	135
Total	$829	$746	$1,606	$1,464

Capital expenditures including software costs:
Hospitality	$702	$1,107	$1,650	$1,735
Government	32	-	39	-
Other	489	37	515	97
Total	$1,223	$1,144	$2,204	$1,832

Revenues by country:
United States	$47,571	$50,547	$97,790	$100,324
Other Countries	5,087	8,381	10,173	13,822
Total	$52,658	$58,928	$107,963	$114,146

The following table represents identifiable assets by business segment. Amounts below exclude discontinued operations.

	(in thousands)
	June 30, 2016	December 31, 2015

Hospitality	$78,746	$72,948
Government	12,105	10,052
Other	28,252	33,251
Total	$119,103	$116,251

The following table represents assets by country based on the location of the assets. Amounts below exclude discontinued operations.

	(in thousands)
	June 30, 2016	December 31, 2015
United States	$106,364	$100,960
Other Countries	12,739	15,291
Total	$119,103	$116,251

The following table represents Goodwill by business segment. Amounts below exclude discontinued operations.

	(in thousands)
	June 30, 2016	December 31, 2015
Hospitality	$10,315	$10,315
Government	736	736
Total	$11,051	$11,051

Customers comprising 10% or more of the Company's total revenues, excluding discontinued operations, are summarized as follows:

	For the three months ended June 30,		For the six months ended June 30 ,
	2016	2015	2016	2015
Hospitality segment:
McDonald’s Corporation	24%	24%	21%	21%
Yum! Brands, Inc.	10%	14%	11%	11%
Government segment:
U.S. Department of Defense	37%	37%	38%	40%
All Others	29%	25%	30%	28%
	100%	100%	100%	100%

No other customer within All Others represented more than 10% of the Company’s total revenue for the three and six months ended June 30, 2016 or 2015.

Note 9 — Fair Value of Financial Instruments

The Company’s financial instruments have been recorded at fair value using available market information and valuation techniques.  The fair value hierarchy is based upon three levels of input, which are:

Level 1 − quoted prices in active markets for identical assets or liabilities (observable)

Level 2 − inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in inactive markets, or other inputs that are observable market data for essentially the full term of the asset or liability (observable)

Level 3 − unobservable inputs that are supported by little or no market activity, but are significant to determining the fair value of the asset or liability (unobservable)

The Company’s financial instruments consist primarily of cash and cash equivalents, trade receivables, trade payables and debt instruments. For cash and cash equivalents, trade receivables and trade payables, the carrying amounts of these financial instruments as of June 30, 2016 and December 31, 2015 were considered representative of their fair values.  The estimated fair value of the Company’s long-term debt and line of credit at June 30, 2016 and December 31, 2015 was based on variable and fixed interest rates at June 30, 2016 and December 31, 2015, respectively, for new issues with similar remaining maturities and approximates the respective carrying values at June 30, 2016 and December 31, 2015.

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

The Company has obligations to the former owners of Brink Software Inc., which are payable in cash, if the conditions outlined in the stock purchase agreement among the Company and Brink Software Inc. (together with others) dated September 18, 2014 (the “Brink SPA”) are satisfied.  The fair value of this contingent consideration payable was estimated using a discounted cash flow method, with significant inputs that are not observable in the market and thus represents a Level 3 fair value measurement as defined in ASC 820, (Fair Value Measurements and Disclosures). The significant inputs in the Level 3 measurement not supported by market activity include the Company’s probability assessments of expected future cash flows related to the Company’s acquisition of Brink Software, Inc. during the contingent consideration period, appropriately discounted considering the uncertainties associated with the contingent obligation, and calculated in accordance with the terms of the 2014 stock purchase agreement.  Any change in the fair value adjustment is recorded in the earnings for that period.  Changes in the fair value of the contingent consideration obligations may result from changes in probability assumptions with respect to the likelihood of achieving the various contingent payment obligations. Significant increases or decreases in the inputs noted above in isolation would result in a significantly lower or higher fair value measurement.

The following table presents a summary of changes in fair value of the Company’s Level 3 assets and liabilities that are measured at fair value on a recurring basis (in thousands):

Level 3 Inputs
Liabilities
Balance at December 31, 2015	$5,130
New level 3 liability	-
Total gains (losses) reported in earnings	-
Transfers into or out of Level 3	-
Balance at June 30, 2016	$5,130

Item 2:	Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934.  Any statements in this document that do not describe historical facts are forward-looking statements.  Forward-looking statements in this document (including forward-looking statements regarding the continued health of segments of the hospitality industry, future information technology outsourcing opportunities, an expected increase or decrease in contract funding by the U.S. Government, the impact of current world events on our results of operations, the effects of inflation on our margins, and the effects of interest rate and foreign currency fluctuations on our results of operations) are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  When we use words such as “intend,” “anticipate,” “believe,” “estimate,” “plan,” “will,” or “expect”, we are making forward-looking statements.  We believe the assumptions and expectations reflected in such forward-looking statements are reasonable based on information available to us on the date hereof, but we cannot assure you these assumptions and expectations will prove to have been correct or we will take any action that we presently may be planning.  We have disclosed certain important factors that could cause our actual future results to differ materially from our current expectations, including: a decline in the volume of purchases made by one or a group of our major customers; risks in technology development and commercialization; risks of downturns in economic conditions generally, and in the quick-service sector of the hospitality market specifically; risks associated with government contracts; risks associated with competition and competitive pricing pressures; and risks related to foreign operations.  Forward-looking statements made in connection with this report are necessarily qualified by these factors.  We are not undertaking to update or revise publicly any forward-looking statements if we obtain new information or upon the occurrence of future events or otherwise.

Overview

PAR's technology solutions for the hospitality segment feature software, hardware and support services tailored for the needs of restaurants and retailers.  The Company's government segment provides technical expertise in contract development of advanced systems and software solutions for the U.S. Department of Defense and other federal agencies, as well as information technology and communications support services to the U.S. Department of Defense.

The Company's products sold in the hospitality segment are utilized in a wide range of applications by thousands of customers.  The Company faces competition across all of its markets within the hospitality segment, competing on the basis of product design, features and functionality, quality and reliability, price, customer service, and delivery capability.  PAR's strategy is to provide complete integrated technology solutions, together with industry leading customer service.  The Company’s research and development efforts are focused on creating innovative, scalable technology that not only meets customer requirements, but exceeds customer expectations and also have a high probability for broader market appeal and success.

The Company is focused on expanding its hospitality business through its continued investment, not only in its current products, but in the development of new  cloud based software applications.  PAR’s products include the Brink POS software used in the fast casual market, with integrated features that include loyalty, mobile online ordering, kitchen video system, guest surveys, enterprise reporting and mobile dashboard.  In addition, the Company is investing in the enhancement of existing software applications, including the Company's SureCheck® solution for food safety and task management applications.  To support growth of these products, the Company continues to expand its direct sales force and third-party distribution channels.

PAR’s primary market, the Quick Serve Restaurant market, continues to perform well for the majority of large, international companies.  PAR primarily sells its hardware platforms and lifecycle support services to this market, specifically, within PAR’s Tier 1 clients.

The focus of the Company’s Government business is to expand its services and solutions business lines. Through outstanding performance of existing contracts, the Company is able to consistently win follow-ons and extensions of existing contracts.  This outstanding performance coupled with investment in business development capability and capacity, positions the Company to secure additional new business.  With its intellectual property and investment in new technologies, the Company provides solutions to the U.S. Department of Defense and other federal/state agencies with systems integration, products and highly-specialized services.  The general uncertainty in U.S. defense total workforce policies (military, civilian and contract), procurement cycles and spending levels for the next several years, may impact the performance of this business.

Update on Internal Investigation

As reported in the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2015, in the fourth quarter of 2015, the Company discovered that its - now former - Chief Financial Officer had engaged in unauthorized investments totaling $776,000. At the direction of the Audit Committee, an investigation was conducted by outside legal counsel; that investigation concluded in the first fiscal quarter, 2016; and, representatives of outside legal counsel reviewed their findings with the Audit Committee and subsequently presented the Audit Committee with a written report, outlining those findings and remedial actions taken. The Audit Committee and outside legal counsel continue to meet and discuss additional actions that may be warranted as the Company seeks to pursue all appropriate remedies. As discussed below in Item 4 – Controls and Procedures – the Company continues its remediation efforts to its internal control over financial reporting.

Results of Operations —

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

On November 4, 2015, the Company entered into an asset purchase agreement (“Springer-Miller APA”), pursuant to which it sold substantially all of the assets for its hotel/spa technology business owned and operated by the Company’s indirect wholly-owned subsidiaries under PAR Springer-Miller Systems, Inc., Springer-Miller International, LLC and Springer Miller Canada, ULC (collectively “PSMS”) to affiliates of Constellation Software Inc.  Accordingly, the results of operations of PSMS have been classified as discontinued operations in the Consolidated Statements of Operation and Cash Flows in accordance with Accounting Standards Codification (“ASC”) ASC 205-20 (Presentation of Financial Statements – Discontinued Operations).  Additionally, the assets and associated liabilities have been classified as discontinued operations in the Consolidated Balance Sheets.  All prior period amounts have been reclassified to conform to the current period presentation.  Refer to Note 2 “Divestiture and Discontinued Operations” in the notes to the Consolidated Financial Statements for further discussion, including the terms of the transaction.

PAR recorded total revenues of $52.7 million for the quarter ended June 30, 2016, a decrease of 10.6% from the $58.9 million reported for the quarter ended June 30, 2015.   The Company's net income from continuing operations was $100,000 or $0.01 per diluted share for the second quarter of 2016 versus $1.2 million or $0.08 per diluted share for the same period in 2015.  During the quarter ended June 30, 2016, the Company had a net loss from discontinued operations of $26,000 or $0.00 loss per share, versus a net loss from discontinued operations of $1.1 million or $.07 loss per share for the same period in 2015.

Product revenues were $21.4 million for the quarter ended June 30, 2016, a decrease of 15.1% from the $25.3 million recorded for the same period in 2015.  This decrease was primarily driven by a decrease of hardware sales sold to our largest global customers and lower volume through our network of hospitality channel partners.  The decrease for these accounts was largely driven by timing of large customer deployments that occurred in 2015 offset by new accounts through deployments of Brink POS.

Service revenues were $11.8 million for the quarter ended June 30, 2016, a decrease of 2.4% from the $12.1 million reported for the same period in 2015.  During the quarter ended June 30, 2016, the Company experienced lower installation services driven mostly by lower global hardware deployment in the quarter.  Offsetting this decrease, was continued growth in the Company’s recurring revenue from software related services, primarily revenue generated from software sold as a service.  In addition, service revenue generated by the Company’s hardware repair center increased compared to the same period in 2015, driven by a higher volume of contracts.

Contract revenues were $19.4 million for the quarter ended June 30, 2016, compared to $21.6 million reported for the same period in 2015, a decrease of 10.0%.  This is a result of a decrease in materials and subcontract revenue across all lines of government business offset by an increase in revenue associated with direct labor billings.

Product margins for the quarter ended June 30, 2016 were 24.7%, a decrease from 27.6% for the same period in 2015.  During the quarter ended June 30, 2016, the Company experienced an unfavorable product mix in sales of its hardware offerings, with a high volume of lower margin peripheral devices sold.

Service margins were 30.4% for the quarter ended June 30, 2016, an increase from the 27.7% recorded for the same period in 2015.  Service margins during the quarter ended June 20, 2016 were favorable due to an increase in software related services during the period, primarily driven by higher software sold as a service.

Contract margins were 8.0% for the quarter ended June 30, 2016, compared to 6.4% for the same period in 2015.  This increase is largely due to a more profitable contract mix, with a higher volume of revenue earned through higher margin government contracts and favorable contract closeouts.

Selling, general and administrative (SG&A) expenses were $7.1 million for the quarter ended June 30, 2016, an increase of 3.1%, compared to the $6.8 million for the period ended June 30, 2015.  The increase is primarily due to investigation costs related to the Company’s former CFO’s unauthorized transactions and costs incurred related to the initial phase of the planned implementation of a new enterprise resource system.

Research and development (R&D) expenses were $2.8 million for the quarter ended June 30, 2016, up from the $2.7 million recorded for the same period in 2015.  This increase was primarily due to an increase in software development costs for products within the hospitality segment, primarily R&D expenses associated with the Company’s Brink POS and SureCheck software applications.

During the quarters ended June 30, 2016 and 2015, the Company recorded $242,000 and $249,000, respectively, of amortization expense associated with acquired identifiable intangible assets from the acquisition of Brink Software Inc.

Other expense, net, was $210,000 for the quarter ended June 30, 2016 compared to other income, net of $20,000 for the same period in 2015.  Other expense/income primarily includes, fair market value fluctuations of the Company's deferred compensation plan, rental income, and foreign currency fair value adjustments.  The increased expense in 2016 is primarily due to foreign currency adjustments and lower rental income.

Interest income (expense), net represents interest recorded on the note receivable related to the sale of the hotel/spa technology business, of $40,000 offset by interest charged on the Company's short-term borrowings and long-term debt of $37,000.  Interest expense was $85,000 for the quarter ended June 30, 2015.  This decrease in interest expense is associated with lower outstanding borrowing in 2016 as compared to the same period in 2015.

For the three months ended June 30, 2016, the Company's effective income tax expense was 31.0%, compared to 33.6% for the same period in 2015.  The variances from the federal statutory rate for the three months ended June 30, 2016 and 2015 were due to the mix of projected taxable income from the Company's domestic and foreign jurisdictions expected for the full 2016 fiscal year and 2015 fiscal year.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

PAR recorded total revenues of $108.0 million for the six months ended June 30, 2016, a decrease of 5.4% from the $114.1 million reported for the six months ended June 30, 2015.   The Company's net income from continuing operations was $115,000 or $0.01 per diluted share for the six months ended 2016 versus $1.4 million or $0.09 per diluted share for the same six month period in 2015.  During the six months ended June 30, 2016 the Company had a net loss from discontinued operations of $26,000 or $0.00 loss per share versus a net loss from discontinued operations of $1.7 million or $.11 loss per share for the same six month period in 2015.

Product revenues were $43.5 million for the six months ended June 30, 2016, a decrease of 5.9% from the $46.3 million recorded for the same six month period in 2015.  This decrease was primarily driven by a decrease of hardware sales sold to our largest global customers and lower volume through our network of hospitality channel partners.  The decrease for these accounts was largely driven by timing of the large customer deployments that occurred in 2015 offset by new accounts through deployments of Brink POS.

Service revenues were $23.5 million for the six months ended June 30, 2016, an increase of 4.6% from the $22.5 million reported for the same six month period in 2015.  The Company continued to grow recurring revenue from software related services, primarily revenuegenerated from software sold as a service.  In addition, service revenue generated by the Company’s hardware repair center increased compared to the same six month period in 2015, driven by a higher volume of contracts.  Offsetting this increase, were lower installation services, driven mostly by lower global hardware deployment as compared to the same six month period in 2015.

Contract revenues were $40.9 million for the six months ended June 30, 2016, compared to $45.4 million reported for the same six month period in 2015, a decrease of 9.8%.  This decrease is a result of a decrease in materials and subcontract revenue across all lines of government business offset by an increase in revenues driven by higher direct labor billings.

Product margins for the six months ended June 30, 2016 were 25.2%, a decrease from 28.3% for the same six month period in 2015.  During the period, the Company experienced an unfavorable product mix in sales of its hardware offerings, with a high volume of lower margin peripheral devices sold.

Service margins were 28.5% for the six months ended June 30, 2016, an increase from the 26.2% recorded for the same six month period in 2015.  Service margins for the six months ended June 30, 2016 were favorable due to an increase in software related services, primarily driven by higher software sold as a service.

Contract margins were 8.3% for the six months ended June 30, 2016, compared to 6.0% for the same six month period in 2015.  This variance is the result of favorable contract close-outs and higher margin on increased value-added revenue.

Selling, general and administrative (SG&A) expenses were $14.6 million for the six months ended June 30, 2016, an increase of 8.1%, compared to the $13.5 million for the period ended June 30, 2015.  The increase is primarily due to investigation costs related to the Company’s former CFO’s unauthorized transactionsand costs incurred related to the initial phase of the planned implementation of a new enterprise resource system.

Research and development (R&D) expenses were $5.6 million for the six months ended June 30, 2016, up from the $5.1 million recorded for the same period in 2015.  This increase was primarily due to an increase in software development costs for products within the hospitality segment, primarily R&D expenses associated with the Company’s Brink POS and SureCheck software applications.

During the six months ended June 30, 2016 and 2015, the Company recorded $483,000 and $498,000, respectively, of amortization expense associated with acquired identifiable intangible assets from the acquisition of Brink Software Inc.

Other expense, net, was $280,000 for the six months ended June 30, 2016 compared to other expense, net of $186,000 for the same period in 2015.  Other expense/income primarily includes, fair market value fluctuations of the Company's deferred compensation plan, rental income, and foreign currency fair value adjustments.  The increased expense in 2016 is primarily due to foreign currency adjustments and lower rental income.

Interest income (expense), net represents interest recorded on the note receivable related to the sale of the hotel/spa technology business of $107,000 offset by interest charged on the Company's short-term borrowings and long-term debt of $75,000.  Interest expense was $171,000 for the six months ended June 30, 2015.  This decrease in interest expense is associated with lower outstanding borrowing in 2016 as compared to the same period in 2015.

For the six months ended June 30, 2016, the Company's effective income tax expense was 31.5%, compared to 35.8% for the same period in 2015.  The variances from the federal statutory rate for the six months ended June 30, 2016 and 2015 were due to the mix of projected taxable income from the Company's domestic and foreign jurisdictions expected for the full 2016 fiscal year and 2015 fiscal year.

Liquidity and Capital Resources

The Company's primary sources of liquidity have been cash flow from operations and its bank line of credit.  Cash generated from operating activities of continuing operations was $1.0 million for the six months ended June 30, 2016 compared to cash used of $2.3 million for the same period in 2015.

For the six month ended June 30, 2016, cash generated in operations was mostly due to changes in working capital requirements, primarily associated with increases in accounts payable due to timing of inventory procurement.  For the same six month period in 2015, cash used in operations was mostly due to the changes in working capital requirements, primarily associated with decreases in accounts payable based on timing of payments made to vendors, specifically inventory purchases, and increases in accounts receivable based on timing of product sales and contract billings.  This was partially offset by an increase in deferred revenue based on timing of billings for the Company’s service contracts and customer deposits associated with the Company’s hospitality segment.

Cash used in investing activities from continuing operations was $3.1 million for the six months ended June 30, 2016 versus $1.8 million for the same six month period in 2015.  In 2016, capital expenditures of $984,000 were primarily for PAR’s new enterprise resource system, capital improvements made to the Company’s leased properties as well as purchases of computer equipment associated with the Company’s software support service offerings.  Capitalized software was $1,220,000 and was associated with investments for various hospitality software platforms.  Additionally, the Company made an agreed upon working capital payment of $977,000 in regard to the sale of the hotel/spa technology business.  For the six months ended June 30, 2015 capital expenditures of $864,000 were primarily for capital improvements made to the Company’s leased properties as well as purchases of computer equipment associated with the Company’s software support service offerings.  Capitalized software was $968,000 and was associated with investments for various Hospitality software platforms.

Cash used in financing activities from continuing operations was $61,000 for the six months ended June 30, 2016 versus cash used of $1.8 million for the same six month period in 2015.  In 2016, the Company decreased borrowings on its long-term debt by $89,000 and received proceeds from stock awards of $28,000.  In 2015, the Company decreased borrowing on its credit facility by $1.7 million and its long-term debt by $86,000.

On September 9, 2014, the Company, together with certain of its subsidiaries, entered into a three-year credit facility (as amended, restated, renewed, supplemented, extended or otherwise modified from time to time, the “Credit Facility”) with J.P. Morgan Chase Bank, N.A. (the “Lender”).  The Credit Facility provides for a line of credit of up to $25 million, with borrowing availability based on a percentage of value of various assets of the Company and its subsidiaries. Loans outstanding under the Credit Facility bear interest at the applicable bank rate (3.50% at June 30, 2016), plus an applicable interest rate spread (range of 0.0% - 0.25%) or, at the Company's option, at LIBOR rate, plus the applicable interest rate spread (range of 1.5% – 2.0%).  The weighted average interest rate paid by the Company was approximately 3.75% during the first six months ended June 30, 2016.   The Credit Facility contains customary asset based loan covenants, including financial covenants requiring the Company to maintain a minimum EBITDA and fixed charge coverage ratio.

The Company negotiated the Fifth Amendment to Credit Agreement dated August 5, 2016, to extend the commencement date of the minimum fixed charge coverage ratio covenant to September 30, 2016.   On March 16, 2016, the Company received notice of events of default under the Credit Facility due to the unauthorized transactions engaged in by the Company’s former CFO during fiscal 2015; the unauthorized transactions were not permitted investments under the Credit Facility. These unauthorized investments involved cash transfers totaling $776,000, which amounts were written off by the Company as of December 31, 2015 (the “Unauthorized Transactions”).  On March 24, 2016, the Company, together with certain of its subsidiaries, entered into the Fourth Amendment to Credit Agreement, pursuant to which the Lender provided a waiver of such events of default, subject to certain terms and conditions contained therein. In accordance with the terms and conditions of the Fourth Amendment to Credit Agreement, the Company engaged an independent consultant to review its internal controls relating to financial reporting and authorization procedures for financial transactions (including, without limitation, investments) initiated by the Company’s officers (the “Internal Control Review”); and the Company delivered a report to the lender that was prepared by the Company’s consultant that sets forth, in reasonable detail, the results of the Internal Control Review, together with a summary of recommended changes to the Company’s internal control procedures (the “ICR Report”).  To the extent the ICR Report sets forth recommended changes to the Company’s internal control procedures (“IC Recommendations”), the Company has agreed to promptly take steps to implement (in all material respects) the IC Recommendations.  The Company also agreed, upon the Lender’s request, to provide periodic updates to the Lender relating to the Internal Control Review, implementation of IC Recommendations and any ongoing investigations related to the Unauthorized Transactions. On March 19, 2015, the Company, together with certain of its subsidiaries, entered into the Second Amendment to Credit Agreement and other Loan Documents, pursuant to which required minimum EBITDA was reduced and the commencement of the fixed charge coverage ratio covenant was extended to June 30, 2016.

In addition to the Credit Facility, the Company has a mortgage loan, collateralized by certain real estate, with a balance of $657,000 and $746,000 at June 30, 2016 and December 31, 2015, respectively.  This loan matures on November 1, 2019 and bears interest at 4.0% (fixed) through maturity.  The annual loan payment including interest through November 1, 2019 totals $206,000.

In connection with the acquisition of Brink Software Inc. on September 18, 2014, the Company recorded indebtedness to the former owners of Brink Software Inc. under the Brink SPA.  At June 30, 2016 and December 31, 2015, the principal balance of the note payable was $2.0 million and it had a carrying value of $1.9 million.  The carrying value was based on the note’s estimated fair value at the time of acquisition.  The note does not bear interest and repayment terms are $3.0 million, which was paid on the first anniversary of close, September 18, 2015, and $2.0 million payable on the second anniversary of close, September 18, 2016.

During Fiscal year 2016, the Company anticipates that its capital requirements will not exceed $5.0 million.  The Company does not routinely enter into long term contracts with its major hospitality segment customers.  The Company commits to purchasing inventory from its suppliers based on a combination of internal forecasts and actual orders from customers.  This process, along with good relations with suppliers, supports the working capital investment required by the Company.  Although McDonald’s Corporation and Yum! Brands, Inc. constitute PAR’s top two hospitality segment customers, the Company’s sells to hundreds of individual franchisees of these corporations, each of which is individually responsible for its own debts.  These broadly made sales substantially reduce the impact on the Company’s liquidity if one individual franchisee reduces the volume of its purchases from the Company in a given year.  The Company, based on internal forecasts, believes its existing cash, line of credit facility and its anticipated operating cash flow will be sufficient to meet its cash requirements through the next twelve months.  However, the Company may be required, or could elect, to seek additional funding prior to that time.  The Company’s future capital requirements will depend on many factors including its rate of revenue growth, the timing and extent of spending to support product development efforts, potential growth through strategic acquisition, expansion of sales and marketing, the timing of introductions of new products and enhancements to existing products, and market acceptance of its products.  The Company cannot assure additional equity or debt financing will be available on acceptable terms or at all.  The Company’s sources of liquidity beyond twelve months, in management’s opinion, will be its cash balances on hand at that time, funds provided by operations, funds available under its Credit Facility and any long-term credit facilities that it can arrange.

Recently Issued Accounting Pronouncements Not Yet Adopted

In March 2016, the FASB issued new guidance related to stock compensation. The new standard simplifies several aspects related to the accounting for share-based payment transactions, including the accounting for income taxes, statutory tax withholding requirements, forfeitures and classification in the statement of cash flows. This guidance is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2016, with early adoption permitted. The Company is evaluating the impact the adoption of this standard will have on its consolidated financial statements.

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

Critical Accounting Policies

In PAR’s Annual Report on Form 10-K for the year ended December 31, 2015, the Company disclosed accounting policies, referred to as critical accounting policies, that require management to use significant judgment or that require significant estimates.  Management regularly reviews the selection and application of the Company’s critical accounting policies.  There have been no updates to the critical accounting policies contained in PAR’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Inflation.

Inflation had little effect on revenues and related costs during the six months ended June 30, 2016.  Management anticipates that margins will be maintained at acceptable levels to minimize the effects of inflation, if any.

Interest Rates.

As of June 30, 2016, the Company has no variable debt.  The Company believes that an adverse change in interest rates of 100 basis points would not have a material impact on PAR’s business, financial condition, results of operations or cash flows.

Foreign Currency.

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

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures; and, based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2016 (the end of the period covered by this Quarterly Report on Form 10-Q), as we cannot conclude that the material weaknesses in internal control over financial reporting described in Part II, Item 9A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (the “2015 Form 10-K”) have been conclusively remediated as of June 30, 2016.

Previously Identified Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Although management determined that no material adjustments were required to the Company’s consolidated financial statements included in reports filed or submitted by the Company prior to the 2015 Form 10-K, management did conclude that the Company did not maintain effective internal control over financial reporting as of December 31, 2015, because of the following material weaknesses in our internal control over financial reporting as of December 31, 2015: insufficient pre-hiring background checks, which should have included credit and other public record and media searches for finance personnel employment candidates and insufficient pre-approval procedures relating to treasury transactions.

Remediation Efforts to Address Material Weaknesses

Since identifying the material weaknesses in our internal control over financial reporting, management has worked, and continues to work, to develop and implement remedial actions and plans to fully address these control failures. The remedial steps described below are among the measures that have been implemented, not only in response to the identified material weaknesses, but also because we believe they were and are essential steps to maintaining strong and effective internal control over financial reporting and a strong internal control environment:

•	We have adopted and have implemented a new hiring policy that requires enhanced background checks, including a credit check, for accounting and IT personnel who have access to cash or information systems involving cash, and the retention of a private investigator to conduct background checks of executive officer candidates; and

•	We have adopted and have implemented new treasury policies that, among other things, require the prior approval of the Board of Directors of all investments, and outline required review and approval procedures for anticipated wire transfers, prior to wire initiation.

We continue to test and monitor our remediation efforts to assess their effectiveness and to confirm that they are fully integrated and sustainable policies and procedures. Additionally, management will review and make necessary changes to the overall design of the Company’s internal control environment, as well as to the Company’s policies and procedures in order to improve the overall effectiveness of internal control over financial reporting. Accordingly, additional changes continue to be considered and will be implemented as appropriate.

(b)	Changes in Internal Controls over Financial Reporting.

In evaluating whether there were any reportable changes in our internal control over financial reporting during the quarter ended June 30, 2016, we determined that, other than the changes described above under “Evaluation of Disclosure Controls and Procedures - Remediation Efforts to Address Material Weaknesses”, there were no changes in internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•	The June 23, 2016 referendum by British voters to exit the European Union (“Brexit”) adversely impacted global markets, including currencies, and resulted in a decline in the value of the British pound, as compared to the U.S. dollar and other currencies. Volatility in exchange rates is expected to continue in the short term as the United Kingdom (U.K.) negotiates its exit from the European Union. In the longer term, any impact from Brexit on our business, financial condition, results of operations and cash flow, will depend, in part, on the future terms of the U.K.’s relationship with the E.U., and could create uncertainty surrounding PAR’s business, including our relationships with our existing and future customers, suppliers and employees.

Item 5.	Other Information

Amendment to Material Agreement

On August 5, 2016, the Company and certain of its subsidiaries entered into the Fifth Amendment to Credit Agreement (the “Amendment”) with J.P. Morgan Chase Bank, N.A., which amends the fixed charge coverage ratio financial covenant, to extend the commencement date of such financial covenant to September 30, 2016.

The preceding description of the Amendment is subject to, and qualified in its entirety by reference to, the Amendment, which is attached as Exhibit 10.1 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Item 6.	Exhibits

Exhibit No.	Exhibit Description	Filed or Furnished Herewith

10.1
Fifth Amendment to Credit Agreement, dated as of August 5, 2016 by and among PAR Technology Corporation, the other Loan Parties (as defined in the Credit Agreement dated September 9, 2014 (as amended)) and JPMorgan Chase Bank, N.A.
X

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	X

32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.	X

32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAR TECHNOLOGY CORPORATION
(Registrant)

Date: August 8, 2016

/s/Matthew J. Trinkaus
Matthew J. Trinkaus
Vice President, Corporate Controller, Chief Accounting Officer & Treasurer

Exhibit Index

Exhibit No.	Exhibit Description	Filed or Furnished Herewith

10.1
Fifth Amendment to Credit Agreement, dated as of August 5, 2016 by and among PAR Technology Corporation, the other Loan Parties (as defined in the Credit Agreement dated September 9, 2014 (as amended)) and JPMorgan Chase Bank, N.A.
X

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	X

32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.	X

32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.	X