Form 10-Q
period 2016-09-30
PAR TECHNOLOGY CORP
filed 2016-11-14
CIK 708821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2016.  Commission File Number 1-9720

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
Yes ☐ No  ☒

As of November 11, 2016 15,777,513 shares of the registrant’s common stock, $0.02 par value, were outstanding.

FORM 10-Q

PART I
FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015
Net revenues:
Product	$25,757	$24,408	$69,285	$70,081
Service	12,620	11,611	36,128	34,687
Contract	23,115	22,041	64,042	67,438
	61,492	58,060	169,455	172,206
Costs of sales:
Product	18,433	17,454	51,012	50,238
Service	8,969	8,491	25,787	25,499
Contract	21,490	20,395	59,002	63,058
	48,892	46,340	135,801	138,795
Gross margin	12,600	11,720	33,654	33,411
Operating expenses:
Selling, general and administrative	8,672	6,808	23,271	20,313
Research and development	2,866	2,744	8,421	7,840
Amortization of identifiable intangible assets	241	248	724	746
	11,779	9,800	32,416	28,899
Operating income from continuing operations	821	1,920	1,238	4,512
Other (expense) income, net	(38)	128	(318)	(58)
Interest (expense)income, net	(12)	(81)	20	(252)
Income from continuing operations before provision for income taxes	771	1,967	940	4,202
Provision for income taxes	(253)	(670)	(306)	(1,470)
Income from continuing operations	518	1,297	634	2,732
Discontinued operations
Loss on discontinued operations (net of tax)	-	(2,786)	(26)	(4,505)
Net income (loss)	$518	$(1,489)	$608	$(1,773)
Basic Earnings per Share:
Income from continuing operations	0.03	0.08	0.04	0.18
Loss from discontinued operations	(0.00)	(0.18)	(0.00)	(0.29)
Net income (loss)	$0.03	$(0.10)	$0.04	$(0.11)
Diluted Earnings per Share:
Income from continuing operations	0.03	0.08	0.04	0.17
Loss from discontinued operations	(0.00)	(0.18)	(0.00)	(0.29)
Net income (loss)	$0.03	$(0.10)	$0.04	$(0.11)
Weighted average shares outstanding
Basic	15,770	15,589	15,670	15,549
Diluted	15,822	15,659	15,730	15,650

See accompanying Notes to Unaudited Interim Consolidated Financial Statements

PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands)

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015
Net income (loss)	$518	$(1,489)	$608	$(1,773)
Other comprehensive loss, net of applicable tax:
Foreign currency translation adjustments	(148)	(717)	(298)	(995)
Comprehensive income (loss)	$370	$(2,206)	$310	$(2,768)

See accompanying Notes to Unaudited Interim Consolidated Financial Statements

PAR TECHNOLOGY CORPORATIONAND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
 (in thousands, except share amounts)

	(Unaudited)
Assets	September 30, 2016	December 31, 2015
Current assets:
Cash and cash equivalents	$2,883	$8,024
Accounts receivable-net	32,848	29,530
Inventories-net	29,785	21,499
Note receivable	4,406	-
Income taxes receivable	482	-
Deferred income taxes	6,424	6,741
Other current assets	5,188	3,808
Total current assets	82,016	69,602
Property, plant and equipment - net	5,751	5,716
Note receivable	-	4,259
Deferred income taxes	11,038	11,038
Goodwill	11,051	11,051
Intangible assets - net	11,298	10,898
Other assets	3,806	3,687
Total Assets	$124,960	$116,251
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$170	$2,103
Borrowings on line of credit	4,795	-
Accounts payable	19,269	11,729
Accrued salaries and benefits	5,761	5,727
Accrued expenses	5,056	7,644
Customer deposits and deferred service revenue	11,895	10,819
Income taxes payable	-	279
Liabilities of discontinued operations	5	441
Total current liabilities	46,951	38,742
Long-term debt	426	566
Other long-term liabilities	8,802	8,883
Total liabilities	56,179	48,191
Commitments and contingencies
Shareholders’ Equity:
Preferred stock, $.02 par value, 1,000,000 shares authorized	-	-
Common stock, $.02 par value, 29,000,000 shares authorized; 17,485,622 and 17,352,838 shares issued; 15,777,513 and 15,644,729 outstanding at September 30, 2016 and December 31, 2015, respectively	350	347
Capital in excess of par value	46,161	45,753
Retained earnings	31,182	30,574
Accumulated other comprehensive loss	(3,076)	(2,778)
Treasury stock, at cost, 1,708,109 shares	(5,836)	(5,836)
Total shareholders’ equity	68,781	68,060
Total Liabilities and Shareholders’ Equity	$124,960	$116,251

See accompanying Notes to Unaudited Interim Consolidated Financial Statements

PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	For the nine months ended September 30,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$608	$(1,773)
Loss from discontinued operations	26	4,505
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation, amortization and accretion	3,214	2,282
Provision for bad debts	522	426
Provision for obsolete inventory	1,891	1,256
Equity based compensation	398	487
Deferred income tax	317	(1,154)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(3,840)	(96)
Inventories	(10,177)	(418)
Income tax receivable/(payable)	(749)	(152)
Other current assets	(1,379)	1,356
Other assets	(119)	(598)
Accounts payable	7,540	(2,601)
Accrued salaries and benefits	34	104
Accrued expenses	(1,650)	(876)
Customer deposits and deferred service revenue	241	(942)
Deferred service revenue	835	701
Other long-term liabilities	(81)	(136)
Deferred tax equity based compensation	(12)	(66)
Net cash (used in) provided by operating activities-continuing operations	(2,381)	2,305
Net cash (used in) provided by operating activities-discontinued operations	(436)	(600)
Net cash (used in) provided by operating activities	(2,817)	1,705
Cash flows from investing activities:
Capital expenditures	(1,770)	(1,484)
Capitalization of software costs	(1,949)	(1,500)
Acquisition related consideration paid	(977)	-
Net cash used in investing activities-continuing operations	(4,696)	(2,984)
Net cash used in investing activities-discontinued operations	-	(845)
Net cash used in investing activities	(4,696)	(3,829)
Cash flows from financing activities:
Payments of long-term debt	(151)	(129)
Payments of other borrowings	(162,322)	(158,544)
Proceeds from other borrowings	167,117	156,982
Payments for deferred acquisition obligations	(2,000)	(3,000)
Proceeds of stock awards	26	-
Net cash provided by (used in) financing activities	2,670	(4,691)
Effect of exchange rate changes on cash and cash equivalents	(298)	(995)
Net decrease in cash and cash equivalents	(5,141)	(7,810)
Cash and cash equivalents at beginning of period	8,024	10,167
Cash and equivalents at end of period	2,883	2,357
Less cash and cash equivalents of discontinued operations at end of period	-	(300)
Cash and cash equivalents of continuing operations at end of period	$2,883	$2,057
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	49	163
Income taxes, net of refunds	798	152

See accompanying Notes to Unaudited Interim Consolidated Financial Statements

PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Basis of Presentation

The accompanying unaudited interim consolidated financial statements of PAR Technology Corporation (the “Company” or “PAR”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statement and the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements.  Accordingly, they do not include all information and footnotes required by GAAP for annual financial statements.  In the opinion of the Company, such unaudited financial statements include all normal and recurring adjustments necessary for a fair presentation of the results for the interim periods included in this Quarterly Report on Form 10Q (“Quarterly Report”).  Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results of operations that may be expected for any future period.  Certain amounts for prior periods have been reclassified to conform to the current period classification.

The preparation of consolidated financial statements requires management of the Company to make a number of estimates, judgements and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the period.  Significant items subject to such estimates, judgements and assumptions include:  the carrying amount of property, plant and equipment, identifiable intangible assets and goodwill, equity based compensation, and valuation allowances for receivables, inventories and deferred income taxes.  Actual results could differ from those estimates.

On November 4, 2015, the Company entered into an asset purchase agreement (“Springer-Miller APA”), pursuant to which it sold substantially all of the assets for its hotel/spa technology business owned and operated by the Company’s indirect wholly-owned subsidiaries under PAR Springer-Miller Systems, Inc., Springer-Miller International, LLC and Springer Miller Canada, ULC (collectively “PSMS”).  Accordingly, the results of operations of PSMS have been classified as discontinued operations in the Consolidated Statements of Operations and Cash Flows in accordance with Accounting Standards Codification (“ASC”) ASC 205-20 (Presentation of Financial Statements – Discontinued Operations).  Additionally, the assets and associated liabilities have been classified as discontinued operations in the consolidated balance sheets.  All prior period amounts have been reclassified to conform to the current period presentation.  Refer to Note 2 “Divestiture and Discontinued Operations” in these Notes to Unaudited Interim Consolidated Financial Statements for further discussion, including the terms of the transaction.

The interim consolidated financial statements and related notes should be read in conjunction with the Company’s audited Consolidated Financial Statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, which has been filed with the Securities and Exchange Commission (“SEC”).

Note 2 — Divestiture and Discontinued Operations

In connection with the sale of the hotel/spa technology business, the total consideration to be received from the sale is $16.6 million in cash (the “Base Purchase Price”), with $12.1 million received at the time of closing and $4.5 million receivable eighteen months after the closing date, a portion of which amount will be available to pay certain indemnification obligations of PSMS.  The estimated fair value of the remaining portion of the note receivable, due on May 4, 2017, is approximately $4.4 million and accordingly has been reported as a current asset in PAR’s September 30, 2016 Consolidated Balance Sheet.

In addition to the Base Purchase Price, contingent consideration of up to $1,500,000 is payable to PAR based on the achievement of certain agreed-upon revenue and earnings targets for calendar years 2016 through 2018.  As of September 30, 2016, the Company has not recorded any amount associated with this contingent consideration as it does not believe achievement of the related targets is probable.

At September 30, 2016 and December 31, 2015 there were $5,000 and $441,000 of accrued liabilities of discontinued operations recorded on the consolidated balance sheet.

During the nine months ended September 30, 2016, the Company paid a $977,000 working capital adjustment, of which $939,000 was included in accrued expenses at December 31, 2015 and the difference paid resulted in a loss (net of tax) of $26,000.

The following table summarizes the results from discontinued operations (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015
Operations
Total revenues	$-	$4,267	$-	$13,037

Loss from discontinued operations before income taxes	$-	$(3,796)	$(38)	$(6,505)
Benefit from income taxes	-	1,010	12	2,000
Loss from discontinued operations, net of taxes	$-	$(2,786)	$(26)	$(4,505)

Note 3 — Accounts Receivable

The Company’s net accounts receivable consist of:

	(in thousands)
	September 30, 2016	December 31, 2015
Government segment:
Billed	$12,958	$9,400
Advanced billings	(1,105)	(1,266)
	11,853	8,134
Hospitality segment:
Accounts receivable - net	20,995	21,396
	$32,848	$29,530

At September 30, 2016 and December 31, 2015, the Company had recorded allowances for doubtful accounts of $1,011,370 and $875,000, respectively, against hospitality segment accounts receivable.

Note 4 — Inventories. net

Inventories are primarily used in the manufacture, maintenance and service of hospitality products.  The components of inventories, net consist of the following:

	(in thousands)
	September 30, 2016	December 31, 2015
Finished goods	$16,049	$8,914
Work in process	559	263
Component parts	7,072	5,068
Service parts	6,105	7,254
	$29,785	$21,499

At September 30, 2016 and December 31, 2015, the Company had recorded inventory reserves of $8.7 million and $8.8 million, respectively, against hospitality inventories, which relates primarily to service parts.

Note 5 — Identifiable intangible assets and Goodwill

The Company’s identifiable intangible assets, represent intangible assets acquired in connection with the Brink Software Inc. acquisition in 2014 and internally developed software costs.  The Company capitalizes certain costs related to the development of computer software used in its hospitality segment. Software development costs incurred prior to establishing technological feasibility are charged to operations and are included in research and development costs.  The technological feasibility of a computer software product is established when the Company has completed all planning, designing, coding, and testing activities that are necessary to establish that the product meets its design specifications including functions, features, and technical performance requirements. Software development costs incurred after establishing feasibility for software sold as a perpetual license, as defined within ASC 985-20 (Software – Costs of Software to be sold, Leased, or Marketed) and for software sold as a service, as defined within ASC-350-40 (Intangibles – Goodwill and Other – Internal – Use Software) are capitalized and amortized on a product-by-product basis when the product is available for general release to customers.  Software costs capitalized within continuing operations during the three and nine months ended September 30, 2016 were $729,000 and $1,949,000, respectively.  Software costs capitalized within continuing operations during the three and nine months ended September 30, 2015 were $532,000 and $1,500,000, respectively.

Annual amortization, charged to cost of sales when the product is available for general release to customers, is computed using the greater of (a) the straight-line method over the remaining estimated economic life of the product, generally three to seven years or (b) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product.  Amortization of capitalized software costs from continuing operations for the three and nine months ended September 30, 2016 were $292,000 and $825,000, respectively.  Amortization of capitalized software costs from continuing operations for the three and nine months ended September 30, 2015 were $221,000 and $615,000, respectively.

Amortization of intangible assets acquired in the Brink Software Inc. acquisition for the three and nine months ended September 30, 2016 were $241,000 and $724,000, respectively.   Amortization of intangible assets acquired in the Brink Software Inc. acquisition for the three and nine months ended September 30, 2015 were $248,000 and $746,000, respectively.

The components of identifiable intangible assets, excluding discontinued operations, are:

	(in thousands)
	September 30, 2016	December 31, 2015	Estimated Useful Life
Acquired and internally developed software costs	$22,375	$12,725	3 - 7 years
Customer relationships	160	160	7 years
Non-compete agreement	30	30	1 year
	22,565	12,915
Less accumulated amortization	(11,667)	(2,417)
	$10,898	$10,498
Trademarks, trade names (non-amortizable)	400	400	N/A
Total Intangible Assets, net	$11,298	$10,898

The expected future amortization of these intangible assets assuming straight-line amortization of capitalized software costs and acquisition related intangibles is as follows (in thousands):

2016	$557
2017	2,135
2018	1,970
2019	1,534
2020	1,328
Thereafter	3,374
Total	$10,898

The Company tests goodwill for impairment on an annual basis on the first day of the fourth quarter or more often if events or circumstances indicate that there may be impairment.  The Company operates in two reportable business segments, hospitality and government.  Goodwill impairment testing is performed at the sub-segment level (referred to as a reporting unit).  The two reporting units within continuing operations utilized by the Company for its impairment testing are: restaurant and government.  Goodwill is assigned to a specific reporting unit at the date the goodwill is initially recorded.  Once goodwill has been assigned to a specific reporting unit, it no longer retains its association with a particular acquisition, and all of the activities within a reporting unit, whether acquired or organically grown, are available to support the value of the goodwill.  The amount of goodwill carried by the restaurant and government reporting units is $10.3 million and $0.8 million, respectively, at both September 30, 2016 and December 31, 2015.

Note 6 — Stock Based Compensation

The Company applies the fair value recognition provisions of ASC Topic 718 Stock-Based Compensation.  The Company recorded stock based compensation of $190,000 and $398,000 for the three and nine months ended September 30, 2016, respectively.  The Company recorded stock based compensation of $214,000 and $487,000 for the three and nine months ended September 30, 2015, respectively.  The amount recorded for the three and nine months ended September 30, 2016 was recorded net of benefits of $0 and $48,000, respectively, as a result of forfeitures of unvested stock awards prior to the completion of the requisite service period.  The amount recorded for the three and nine months ended September 30, 2015 was recorded net of benefits of $3,000 and $186,000, respectively, as a result of forfeitures of unvested stock awards prior to the completion of the requisite service period.  At September 30, 2016, the aggregate unrecognized compensation expense related to non-vested equity awards was $1,262,000 (net of estimated forfeitures), which is expected to be recognized as compensation expense in fiscal years 2016 through 2019.

During the first nine months of 2016, the Company granted a total of 300,829 equity awards under the 2015 Equity Incentive Plan.  Included within the equity grants were 117,500 performance based restricted stock awards which vest upon achievement of annual performance metrics, based on the Company’s performance in fiscal years 2016, 2017 and 2018, and continued service for a period of three years from grant.

For the three and nine month period ended September 30, 2016, the Company recognized compensation expense related to performance awards based on its estimate of the probability of achievement in accordance with ASC Topic 718.

Note 7 — Net Income (loss) per share

Earnings per share are calculated in accordance with ASC Topic 260 (Earnings per Share), which specifies the computation, presentation and disclosure requirements for earnings per share (EPS).  It requires the presentation of basic and diluted EPS.  Basic EPS excludes all dilution and is based upon the weighted average number of common shares outstanding during the period.  Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock.  For the three and nine months ended September 30, 2016 there were 914,000 and 470,000 anti-dilutive stock options outstanding.  For the three and nine months ended September 30, 2015 there were 1,006,000 and 1,060,000 anti-dilutive stock options outstanding.

The following is a reconciliation of the weighted average shares outstanding for the basic and diluted EPS computations (in thousands, except share and per share data):

	For the three months ended September 30,
	2016	2015
Income from continuing operations	$518	$1,297

Basic:
Shares outstanding at beginning of period	15,770	15,585
Weighted average shares issued (cancelled) during the period, net	-	4
Weighted average common shares, basic	15,770	15,589
Income from continuing operations per common share, basic	$0.03	$0.08
Diluted:
Weighted average common shares, basic	15,770	15,589
Dilutive impact of stock options and restricted stock awards	52	70
Weighted average common shares, diluted	15,822	15,659
Income from continuing operations per common share, diluted	$0.03	$0.08

	For the nine months ended September 30,
	2016	2015
Income from continuing operations	$634	$2,732

Basic:
Shares outstanding at beginning of period	15,645	15,592
Weighted average shares issued (cancelled) during the period, net	25	(43)
Weighted average common shares, basic	15,670	15,549
Income from continuing operations per common share, basic	$0.04	$0.18
Diluted:
Weighted average common shares, basic	15,670	15,549
Dilutive impact of stock options and restricted stock awards	60	101
Weighted average common shares, diluted	15,730	15,650
Income from continuing operations per common share, diluted	$0.04	$0.17

Note 8 — Contingencies

The Company is subject to legal proceedings, which arise in the ordinary course of business. Additionally, U.S. Government contract costs are subject to periodic audit and adjustment. Further, as disclosed in Item 4. Controls and Procedures, the Company is currently investigating potential improper import/export and/or documentation of sales activities arising out of conduct in the Company’s China and Singapore offices. The Company has reported this matter to the SEC. We are presently unable to predict whether the SEC or other governmental agencies (including foreign governmental agencies) will commence their own investigation. If the SEC or other governmental agencies were to open an investigation and ultimately determine the Company violated certain laws or regulations, the Company may be exposed to sanctions, including fines, penalties, disgorgement and/or injunctive relief. Such an investigation, even if it were not to result in any adverse determination, could be costly and burdensome to our management, and could adversely impact the Company’s business, prospects, reputation, financial condition, results of operations or cash flows.

Note 9 — Segment and Related Information

The Company has two reportable business segments, hospitality and government – for which separate financial information is available and for which segment results are evaluated regularly by the Company’s Chief Executive Officer, the Company’s chief operating decision maker, in deciding how to allocate resources and in assessing performance.  Prior to the sale of the hotel/spa reporting unit on November 4, 2015 (see Note 2), the Company was organized in three reporting units within its two business segments: restaurant/retail, hotel/spa and government.  The Company identified government as a separate reportable segment and had aggregated the restaurant/retail and hotel/spa reporting units into one reportable business segment - hospitality - as they shared many similar economic characteristics.  The hotel/spa reporting unit is now included in discontinued operations. Management views the government and hospitality segments separately in operating its business, as the products and services are different for each segment.  The hospitality segment offers integrated solutions to the food service industry consisting of restaurants, grocery stores, contract food and specialty retail outlets.  These offerings include industry leading software solutions utilized at point-of-sale, back of store and corporate office, and includes Brink POS® and the Company’s food safety software platform - SureCheck®. Also offered within the hospitality segment, is the Company’s industry leading hardware, as well as software delivery services and other customer support, including field service, installation, and twenty-four hour telephone support and depot repair.  The government segment performs complex technical studies, analysis, and experiments, develops innovative solutions, and provides on-site engineering in support of advanced defense, security, and aerospace systems.  This segment also provides expert on-site services for operating and maintaining U.S. Government-owned communication assets.

Information noted as “Other” primarily relates to the Company’s corporate, home office operations.

Information as to the Company's segments is set forth below.  Amounts below exclude discontinued operations.

	(in thousands)		(in thousands)
	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015
Revenues:
Hospitality	$38,377	$36,019	$105,413	$104,768
Government	23,115	22,041	64,042	67,438
Total	$61,492	$58,060	$169,455	$172,206

Operating income (loss):
Hospitality	$1,091	$853	$(209)	$1,235
Government	1,417	1,383	4,720	3,915
Other	(1,687)	(316)	(3,273)	(638)
	821	1,920	1,238	4,512
Other (loss) income, net	(38)	128	(318)	(58)
Interest (expense) income	(12)	(81)	20	(252)
Income before provision for income taxes	$771	$1,967	$940	$4,202

Depreciation, amortization and accretion:
Hospitality	$740	$745	$2,228	$1,998
Government	10	13	29	38
Other	861	111	957	246
Total	$1,611	$869	$3,214	$2,282

Capital expenditures including software costs:
Hospitality	$787	$1,068	$2,437	$2,803
Government	47	-	86	-
Other	681	84	1,196	181
Total	$1,515	$1,152	$3,719	$2,984

Revenues by country:
United States	$58,092	$49,810	$155,882	$151,858
Other Countries	3,400	8,250	13,573	20,348
Total	$61,492	$58,060	$169,455	$172,206

The following table represents identifiable assets by business segment. Amounts below exclude discontinued operations.

	(in thousands)
	September 30, 2016	December 31, 2015

Hospitality	$89,310	$72,948
Government	13,612	10,052
Other	22,038	33,251
Total	$124,960	$116,251

The following table represents assets by country based on the location of the assets. Amounts below exclude discontinued operations.

	(in thousands)
	September 30, 2016	December 31, 2015
United States	$111,385	$100,960
Other Countries	13,575	15,291
Total	$124,960	$116,251

The following table represents goodwill by business segment. Amounts below exclude discontinued operations.

	(in thousands)
	September 30, 2016	December 31, 2015
Hospitality	$10,315	$10,315
Government	736	736
Total	$11,051	$11,051

Customers comprising 10% or more of the Company's total revenues, excluding discontinued operations, are summarized as follows:

	For the three months ended September 30,		For the nine months ended September 30 ,
	2016	2015	2016	2015
Hospitality segment:
McDonald’s Corporation	26%	20%	23%	21%
Yum! Brands, Inc.	10%	11%	11%	11%
Government segment:
U.S. Department of Defense	38%	38%	38%	39%
All Others	26%	31%	28%	29%
	100%	100%	100%	100%

No other customer within All Others represented more than 10% of the Company’s total revenue for the three and nine months ended September 30, 2016 or 2015.

Note 10 — Fair Value of Financial Instruments

The Company’s financial instruments have been recorded at fair value using available market information and valuation techniques.  The fair value hierarchy is based upon three levels of input, which are:

Level 1 − quoted prices in active markets for identical assets or liabilities (observable)

Level 2 − inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in inactive markets, or other inputs that are observable market data for essentially the full term of the asset or liability (observable)

Level 3 − unobservable inputs that are supported by little or no market activity, but are significant to determining the fair value of the asset or liability (unobservable)

The Company’s financial instruments consist primarily of cash and cash equivalents, trade receivables, trade payables and debt instruments. For cash and cash equivalents, trade receivables and trade payables, the carrying amounts of these financial instruments as of September 30, 2016 and December 31, 2015 were considered representative of their fair values.  The estimated fair value of the Company’s long-term debt and line of credit at September 30, 2016 and December 31, 2015 was based on variable and fixed interest rates at September 30, 2016 and December 31, 2015, respectively, for new issues with similar remaining maturities and approximates the respective carrying values at September 30, 2016 and December 31, 2015.

The deferred compensation assets and liabilities primarily relate to the Company’s deferred compensation plan, which allows for pre-tax salary deferrals for certain key employees. Changes in the fair value of the deferred compensation liabilities are derived using quoted prices in active markets of the asset selections made by the participants. The deferred compensation liabilities are classified within Level 2, as defined under GAAP, because their inputs are derived principally from observable market data by correlation to the hypothetical investments. The Company holds insurance investments to partially offset the Company’s liabilities under the deferred compensation plan, which are recorded at fair value each period using the cash surrender value of the insurance investments.

The Company has obligations to the former owners of Brink Software Inc., which are payable in cash if certain conditions outlined in the stock purchase agreement among the Company and Brink Software Inc. (together with others) dated September 18, 2014 (the “Brink SPA”) are satisfied.  The fair value of this contingent consideration payable was estimated using a discounted cash flow method, with significant inputs that are not observable in the market and thus represents a Level 3 fair value measurement as defined in ASC 820, (Fair Value Measurements and Disclosures). The significant inputs in the Level 3 measurement not supported by market activity, include the Company’s probability assessments of expected future cash flows related to the acquisition of Brink Software, Inc. during the contingent consideration period, appropriately discounted considering the uncertainties associated with the contingent obligation, and calculated in accordance with the terms of the  Brink SPA.  Any change in the fair value adjustment is recorded in the earnings for that period.  Changes in the fair value of the contingent consideration obligations may result from changes in probability assumptions with respect to the likelihood of achieving the various contingent payment obligations. Significant increases or decreases in the inputs noted above in isolation would result in a significantly lower or higher fair value measurement.

The following table presents a summary of changes in fair value of the Company’s Level 3 assets and liabilities that are measured at fair value on a recurring basis (in thousands):

Level 3 Inputs
Liabilities
Balance at December 31, 2015	$5,130
New level 3 liability	-
Total gains (losses) reported in earnings	-
Transfers into or out of Level 3	-
Balance at September 30, 2016	$5,130

Note 11 — Subsequent Events

There are no subsequent events to report at this time.

Item 2:	Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934.  Any statements in this Quarterly Report that do not describe historical facts are forward-looking statements.  Forward-looking statements (including forward-looking statements relating to remedial actions taken or to be taken by us to address the material weaknesses in our internal control over financial reporting described in Item 4. Control and Procedures below, the continued health of segments of the hospitality industry, future information technology outsourcing opportunities, an expected increase or decrease in contract funding by the U.S. Government, the impact of current world events on our results of operations, the effects of inflation on our margins, and the effects of interest rate and foreign currency fluctuations on our results of operations) are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  When we use words such as “intend,” “anticipate,” “believe,” “estimate,” “plan,” “will,” or “expect”, we are making forward-looking statements.  We believe the assumptions and expectations reflected in such forward-looking statements are reasonable based on information available to us on the date hereof, but we cannot assure you these assumptions and expectations will prove to have been correct or we will take any action that we presently may be planning.  We have disclosed certain important factors that could cause our actual future results to differ materially from our current expectations, including: the ineffectiveness or insufficiency of our remedial actions to correct identified material weaknesses in our internal control over financial reporting, a decline in the volume of purchases made by one or a group of our major customers; risks in technology development and commercialization; risks of downturns in economic conditions generally, and in the quick-service sector of the hospitality market specifically; risks associated with government contracts; risks associated with competition and competitive pricing pressures; and risks related to foreign operations.  Forward-looking statements made in connection with this report are necessarily qualified by these factors.  We are not undertaking to update or revise publicly any forward-looking statements if we obtain new information or upon the occurrence of future events or otherwise.

Overview

PAR's technology solutions for the hospitality segment feature software, hardware and support services designed for the needs of restaurants and retailers.  The Company's government segment provides technical expertise in contract development of advanced systems and software solutions for the U.S. Department of Defense and other federal agencies, as well as information technology and communications support services to the U.S. Department of Defense.

The Company's products sold in the hospitality segment are utilized in a wide range of applications by thousands of customers.  The Company faces competition across all of its markets within the hospitality segment, competing on the basis of product design, features and functionality, quality and reliability, price, customer service, and delivery capability.  PAR's strategy is to provide integrated technology solutions, together with industry leading customer service.  The Company’s research and development efforts are focused on creating innovative, scalable technology that not only meets customer requirements, but exceeds customer expectations and also have a high probability for broader market appeal and success.

The Company is focused on expanding its hospitality business through its continued investment, not only in its current products, but in the development of new and existing cloud based software applications.  PAR’s products include the Brink POS software used in the fast casual market, with integrated features that include loyalty, mobile online ordering, kitchen video system, guest surveys, enterprise reporting and mobile dashboard.  In addition, the Company is investing in the enhancement of existing software applications, including the Company's SureCheck® solution for food safety and task management applications.  To support growth of these products, the Company continues to expand its direct sales force and third-party distribution channels.

PAR’s primary market is the Quick Serve Restaurant market, continues to perform well for the majority of large, international companies.  PAR primarily sells its hardware platforms and lifecycle support services to this market, specifically, within PAR’s Tier 1 clients.

The focus of the Company’s Government business is to expand its services and solutions business lines. With its investment in new technologies, the Company provides solutions to the U.S. Department of Defense and other federal/state agencies with systems integration, products and highly-specialized services.  Through outstanding performance on existing contracts, the Company has been able to consistently win follow-ons and extensions of existing contracts.   The Company has grown beyond many of the size standards that advantage small businesses.  To sustain growth, the Company is expanding a set of key partnerships that enable the pursuit of both follow-on and new contracts within the current portfolio while expanding into adjacent customer and technology spaces. The general uncertainty in U.S. defense total workforce policies (military, civilian and contract), procurement cycles and spending levels for the next several years, may impact the performance of this business.

Internal Investigation; Internal Controls

As reported in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, in the fiscal quarter ended December 31, 2015 the Company discovered that its (now former) Chief Financial Officer had engaged in unauthorized investments totaling $776,000. The ensuing investigation was concluded in the fiscal quarter ended March 31, 2016.  While the Company expects that insurance proceeds will offset a portion of the loss, we will not recognize expected insurance payments until such payment is received.  In addition to seeking insurance recovery, the Company has reported the matter to, and is cooperating with, various federal law enforcement agencies.  Internal remedial actions taken by the Company in response to this matter are discussed below in Item 4. Controls and Procedures.  Also reported in Item 4. Controls and Procedures, is management’s conclusion that the Company’s disclosure controls and procedures were not effective as of September 30, 2016.  The Company expects to incur, significant legal, accounting and other professional services expenses in connection with the Audit Committee’s investigation of the facts and remediation of the identified material weaknesses in our internal controls over financial reporting.  These expenses could adversely affect our business, financial condition, results of operations or cash flows; in addition, as discussed in Note 8 – Contingencies, we may be exposed to sanctions by governmental agencies, which we cannot currently predict.

Results of Operations —

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

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

PAR recorded total revenues of $61.5 million for the quarter ended September 30, 2016, an increase of 5.9% from the $58.1 million reported for the quarter ended September 30, 2015.   The Company's net income from continuing operations was $518,000 or $0.03 per diluted share for the third quarter of 2016 versus $1.3 million or $0.08 per diluted share for the same period in 2015.  During the quarter ended September 30, 2016, the Company did not have a net loss from discontinued operations, versus a net loss from discontinued operations of $2.8 million or $0.18 loss per share for the same period in 2015.

Product revenues were $25.8 million for the quarter ended September 30, 2016, an increase of 5.5% from the $24.4 million recorded for the same period in 2015.  This increase was primarily driven by an increase of hardware sales sold to our largest global customers and new accounts won through deployments of Brink POS with related hardware.  The increase was offset by lower volume through our network of channel partners selling our Pixel Point product.

Service revenues were $12.6 million for the quarter ended September 30, 2016, an increase of 8.6% from the $11.6 million reported for the same period in 2015.  During the quarter ended September 30, 2016, the Company continued to experience growth in recurring revenue from software related services, primarily revenue generated from software as a service (SaaS).  In addition, service revenue generated by the Company’s hardware repair center increased compared to the same period in 2015, driven by a higher volume of contracts.

Contract revenues were $23.1 million for the quarter ended September 30, 2016, compared to $22.0 million reported for the same period in 2015, an increase of 5.0%.  This is a result of an increase in materials and subcontract revenue in the quarter across all lines of government business.

Product margins for the quarter ended September 30, 2016 were 28.4%, compared to 28.5% for the same period in 2015.  During the quarter ended September 30, 2016, the Company maintained a stable product mix in sales of its hardware and software offerings.

Service margins were 28.9% for the quarter ended September 30, 2016, an increase from the 26.9% recorded for the same period in 2015.  Service margins during the quarter ended September 30, 2016 were favorable due to an increase in software related services during the period, primarily driven by higher software sold as a service.

Contract margins were 7.0% for the quarter ended September 30, 2016, compared to 7.5% for the same period in 2015.  This decrease is due to a less profitable contract mix, associated with lower margin on increased materials and subcontract revenue in the quarter.

Selling, general and administrative (SG&A) expenses were $8.7 million for the quarter ended September 30, 2016, an increase of 27.4%, compared to the $6.8 million for the period ended September 30, 2015.  The increase is driven by the write-off of the previously capitalized human capital management system of $0.8 million and $0.4 million of investigation costs related to the Company’s former CFO’s unauthorized transactions.

Research and development (R&D) expenses were $2.9 million for the quarter ended September 30, 2016, up from the $2.7 million recorded for the same period in 2015.  This increase was primarily due to an increase in software development costs for products within the hospitality segment, R&D expenses associated with the Company’s Brink POS and SureCheck software applications.

During the quarters ended September 30, 2016 and 2015, the Company recorded $241,000 and $248,000, respectively, of amortization expense associated with acquired identifiable intangible assets from the acquisition of Brink Software Inc.

Other expense, net, was $38,000 for the quarter ended September 30, 2016 compared to other income, net of $128,000 for the same period in 2015.  Other expense/income primarily includes, fair market value fluctuations of the Company's deferred compensation plan, rental income, and foreign currency fair value adjustments.  The increased expense in 2016 is primarily due to foreign currency adjustments and lower rental income.

Interest expense, net, of $12,000 represents interest payable of $52,000 on the Company’s short-term borrowings and long-term debt offset by interest income recorded on the note receivable related to the sale of the hotel/spa technology business of $40,000.  Interest expense was $81,000 for the quarter ended September 30, 2015.  This decrease in interest expense is associated with lower outstanding borrowing in 2016 as compared to the same period in 2015.

For the three months ended September 30, 2016, the Company's effective income tax expense was 32.8%, compared to 34.1% for the same period in 2015.  The variances from the federal statutory rate for the three months ended September 30, 2016 and 2015 were due to the mix of projected taxable income from the Company's domestic and foreign jurisdictions expected for the full 2016 fiscal year and 2015 fiscal year.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

PAR recorded total revenues of $169.5 million for the nine months ended September 30, 2016, a decrease of 1.6% from the $172.2 million reported for the nine months ended September 30, 2015.   The Company's net income from continuing operations was $634,000 or $0.05 per diluted share for the nine months ended 2016 versus $2.7 million or $0.17 per diluted share for the same nine month period in 2015.  During the nine months ended September 30, 2016 the Company had a net loss from discontinued operations of $26,000 or $0.00 loss per share versus a net loss from discontinued operations of $4.5 million or $0.29 loss per share for the same nine month period in 2015.

Product revenues were $69.3 million for the nine months ended September 30, 2016, a decrease of 1.1% from the $70.1 million recorded for the same nine month period in 2015.  This decrease was primarily driven by lower volume through our network of channel partners selling our Pixel Point product and sales within our international locations.  The decrease was offset by high volume of McDondald’s sales in our domestic operations and new accounts won through deployments of Brink POS and related hardware.

Service revenues were $36.1 million for the nine months ended September 30, 2016, an increase of 4.2% from the $34.7 million reported for the same nine month period in 2015.  Service revenue generated by the Company’s hardware repair center increased compared to the same nine month period in 2015, driven by a higher volume of service repair contracts. Additional drivers included higher installation revenue generated from our global Tier 1 accounts and continued growth of recurring revenue from software related services, primarily revenue generated from software sold as a service.

Contract revenues were $64.0 million for the nine months ended September 30, 2016, compared to $67.4 million reported for the same nine month period in 2015, a decrease of 5.0%.  This decrease is a result of a decrease in materials and subcontract revenue across all lines of government business offset by an increase in revenues driven by higher direct labor billings.

Product margins for the nine months ended September 30, 2016 were 26.4%, a decrease from 28.3% for the same nine month period in 2015.  Overall, during the year, the Company experienced an unfavorable product mix in sales of its hardware and solution offerings, with a high volume of lower margin peripheral devices sold and lower software licenses sold through our network of channel partners selling our Pixel Point product.

Service margins were 28.6% for the nine months ended September 30, 2016, an increase from the 26.5% recorded for the same nine month period in 2015.  Service margins for the nine months ended September 30, 2016 were favorable due to an increase in software related services, primarily driven by higher software sold as a service.

Contract margins were 7.9% for the nine months ended September 30, 2016, compared to 6.5% for the same nine month period in 2015.  This variance is the result of favorable contract close-outs and higher margin on increased value-added revenue.

Selling, general and administrative (SG&A) expenses were $23.3 million for the nine months ended September 30, 2016, an increase of 14.6%, compared to the $20.3 million for the period ended September 30, 2015.  The increase is driven by $1.5 million of investigation costs related to the Company’s former CFO’s unauthorized transactions, $0.8 million for the write-off of the previously capitalized human capital management system and $0.5 million of expenses related to the Company’s new enterprise resource planning system.

Research and development (R&D) expenses were $8.4 million for the nine months ended September 30, 2016, up from the $7.8 million recorded for the same period in 2015.  This increase was primarily due to an increase in software development costs for products within the hospitality segment, primarily R&D expenses associated with the Company’s Brink POS and SureCheck software applications.

During the nine months ended September 30, 2016 and 2015, the Company recorded $724,000 and $746,000, respectively, of amortization expense associated with acquired identifiable intangible assets from the acquisition of Brink Software Inc.

Other expense, net, was $318,000 for the nine months ended September 30, 2016 compared to other expense, net of $58,000 for the same period in 2015.  Other expense/income primarily includes, fair market value fluctuations of the Company's deferred compensation plan, rental income, and foreign currency fair value adjustments.  The increased expense in 2016 is primarily due to foreign currency adjustments and lower rental income.

Interest income, net of $20,000 represents interest income recorded on the note receivable related to the sale of the hotel/spa technology business of $147,000 offset by interest expense charged on the Company's short-term borrowings and long-term debt of $127,000.  Interest expense was $252,000 for the nine months ended September 30, 2015.  This decrease in interest expense is associated with lower outstanding borrowing in 2016 as compared to the same period in 2015.

For the nine months ended September 30, 2016, the Company's effective income tax expense was 32.6%, compared to 35.0% for the same period in 2015.  The variances from the federal statutory rate for the nine months ended September 30, 2016 and 2015 were due to the mix of projected taxable income from the Company's domestic and foreign jurisdictions expected for the full 2016 fiscal year and 2015 fiscal year.

Liquidity and Capital Resources

The Company's primary sources of liquidity have been cash flow from operations and its Credit Facility, described below.  Cash used in operating activities of continuing operations was $2.4 million for the nine months ended September 30, 2016 compared to cash generated in operating activities of continuing operations of $2.3 million for the same period in 2015.

For the nine month ended September 30, 2016, cash used in operations of $2.8 million, was mostly due to changes in working capital requirements, primarily associated with increases in inventory procurement and offset by an increase in accounts payable.  For the same nine month period in 2015, cash provided by continuing operations was mostly due to the add back of non-cash charges offset by changes in working capital requirements, primarily associated with decreases in accounts payable based on timing of payments made to vendors.

Cash used in investing activities from continuing operations was $4.7 million for the nine months ended September 30, 2016 versus $3.0 million for the same nine month period in 2015.  In 2016, capital expenditures of $1.8 million were primarily for PAR’s new enterprise resource planning system, capital improvements made to the Company’s owned and leased properties as well as purchases of computer equipment associated with the Company’s software support service offerings.  Capitalized software was $1.9 million and was associated with investments for various hospitality software platforms.  Additionally, the Company made an agreed upon working capital payment of $977,000 in regard to the sale of the hotel/spa technology business.  For the nine months ended September 30, 2015 capital expenditures of $1.5 million were primarily for capital improvements made to the Company’s leased properties as well as purchases of computer equipment associated with the Company’s software support service offerings.  Capitalized software was $1.5 million and was associated with investments for various Hospitality software platforms.

Cash provided by financing activities from continuing operations was $2.7 million for the nine months ended September 30, 2016 versus cash used of $4.8 million for the same nine month period in 2015.  In 2016, the Company received cash from an increase in net borrowings on its line of credit by $4.8 million, received proceeds from stock awards of $26,000, offset by the third installment payment of $2.0 million associated with the purchase of Brink Software Inc. and payments on long-term debt of $151,000.  In 2015, the Company paid the second installment payment of $3.0 million associated with the purchase of Brink Software Inc.,  paid down its credit facility by $1.6 million and its long-term debt by $129,000.

On September 9, 2014, the Company, together with certain of its subsidiaries, entered into a three-year credit facility (as amended, restated, renewed, supplemented, extended or otherwise modified from time to time, the “Credit Facility”) with J.P. Morgan Chase Bank, N.A. (the “Lender”).  The Credit Facility provides for a line of credit of up to $25 million, with borrowing availability based on a percentage of value of various assets of the Company and its subsidiaries. Loans outstanding under the Credit Facility bear interest at the applicable bank rate (3.50% at September 30, 2016), plus an applicable interest rate spread (range of 0.0% - 0.25%) or, at the Company's option, at LIBOR rate, plus the applicable interest rate spread (range of 1.5% – 2.0%).  The weighted average interest rate paid by the Company was approximately 3.75% during the first nine months ended 2016.   The Credit Facility contains customary asset based loan covenants, including financial covenants requiring the Company to maintain a minimum EBITDA and fixed charge coverage ratio.

The Company negotiated a Sixth Amendment to Credit Agreement dated November 14, 2016 to extend the commencement date of the minimum fixed charge coverage ratio covenant to November 30, 2016.   The Company negotiated the Fifth Amendment to Credit Agreement dated August 5, 2016 to extend the commencement date of the minimum fixed charge coverage ratio covenant to September 30, 2016.   On March 16, 2016, the Company received notice of events of default under the Credit Facility due to the unauthorized transactions engaged in by the Company’s former CFO during fiscal 2015; the unauthorized transactions were not permitted investments under the Credit Facility. These unauthorized investments involved cash transfers totaling $776,000, which amounts were written off by the Company as of December 31, 2015 (the “Unauthorized Transactions”).  On March 24, 2016, the Company, together with certain of its subsidiaries, entered into the Fourth Amendment to Credit Agreement, pursuant to which the Lender provided a waiver of such events of default, subject to certain terms and conditions contained therein. In accordance with the terms and conditions of the Fourth Amendment to Credit Agreement, the Company engaged an independent consultant to review its internal controls relating to financial reporting and authorization procedures for financial transactions (including, without limitation, investments) initiated by the Company’s officers (the “Internal Control Review”). The Company delivered a report to the lender that was prepared by the Company’s consultant that sets forth, in reasonable detail, the results of the Internal Control Review, together with a summary of recommended changes to the Company’s internal control procedures (the “ICR Report”).  To the extent the ICR Report sets forth recommended changes to the Company’s internal control procedures (“IC Recommendations”), the Company  agreed to promptly take steps to implement (in all material respects) the IC Recommendations.  The Company also agreed, upon the Lender’s request, to provide periodic updates to the Lender relating to the Internal Control Review, implementation of IC Recommendations and any ongoing investigations related to the Unauthorized Transactions. On March 19, 2015, the Company, together with certain of its subsidiaries, entered into the Second Amendment to Credit Agreement and other Loan Documents, pursuant to which required minimum EBITDA was reduced and the commencement of the fixed charge coverage ratio covenant was extended to June 30, 2016.

In addition to the Credit Facility, the Company has a mortgage loan, collateralized by certain real estate, with a balance of $598,000 and $746,000 at September 30, 2016 and December 31, 2015, respectively.  This loan matures on November 1, 2019 and bears interest at 4.0% (fixed) through maturity.  The annual loan payment including interest through November 1, 2019 totals $206,000.

During Fiscal year 2016, the Company anticipates that its capital requirements will not exceed $7.0 million.  The Company does not routinely enter into long term contracts with its major hospitality segment customers.  The Company commits to purchasing inventory from its suppliers based on a combination of internal forecasts and actual orders from customers.  This process, along with good relations with suppliers, supports the working capital investment required by the Company.  Although McDonald’s Corporation and Yum! Brands, Inc. constitute PAR’s top two hospitality segment customers, the Company’s sells to hundreds of individual franchisees of these corporations, each of which is individually responsible for its own debts.  These broadly made sales substantially reduce the impact on the Company’s liquidity if one individual franchisee reduces the volume of its purchases from the Company in a given year.  The Company, based on internal forecasts, believes its existing cash, its Credit Facility and its anticipated operating cash flow will be sufficient to meet its capital requirements through the next twelve months.  However, the Company may be required, or could elect, to seek additional funding prior to that time.  The Company’s future capital requirements will depend on many factors including its rate of revenue growth, the timing and extent of spending to support product development efforts, potential growth through strategic acquisition, expansion of sales and marketing, the timing of introductions of new products and enhancements to existing products, and market acceptance of its products.  The Company cannot assure additional equity or debt financing will be available on acceptable terms or at all.  The Company’s sources of liquidity beyond twelve months, in management’s opinion, will be its cash balances on hand at that time, funds provided by operations, funds available under its Credit Facility and any long-term credit facilities that it can arrange.

Recently Issued Accounting Pronouncements Not Yet Adopted

In March 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-09 to simplify several aspects of the accounting for employee share-based payment transactions standard, including the classification of excess tax benefits and deficiencies and the accounting for employee forfeitures. The guidance is effective for the Company beginning in the first quarter of 2017. The updates to the accounting standard include the following:

• Excess tax benefits and deficiencies will no longer be recognized as a change in additional paid-in-capital in the equity section of the balance sheet, instead they are to be recognized in the income statement as a tax expense or benefit. In the statement of cash flows, excess tax benefits and deficiencies will no longer be classified as a financing activity, instead they will be classified as an operating activity.

• Entities will have the option to continue to reduce share-based compensation expense during the vesting period of outstanding awards for estimated future employee forfeitures or they may elect to recognize the impact of forfeitures as they actually occur.

• The ASU also provides new guidance to other areas of the standard including minimum statutory tax withholding rules and the calculation of diluted common shares outstanding.

The updates are to be applied using a modified retrospective approach as a cumulative adjustment to retained earnings. Early adoption is permitted, however not likely at this time. We have yet to finalize the evaluation of the potential impact of this ASU on our financial statements, however we do not expect these changes to have a material impact.

In February 2016, the FASB issued ASU 2016-02 impacting the accounting for leases intending to increase transparency and comparability of organizations by requiring balance sheet presentation of leased assets and increased financial statement disclosure of leasing arrangements. The revised standard will require entities to recognize a liability for its lease obligations and a corresponding asset representing the right to use the underlying asset over the lease term. Lease obligations are to be measured at the present value of lease payments and accounted for using the effective interest method. The accounting for the leased asset will differ slightly depending on whether the agreement is deemed to be a financing or operating lease. For finance leases, the leased asset is depreciated on a straight-line basis and recorded separately from the interest expense in the income statement resulting in higher expense in the earlier part of the lease term. For operating leases, the depreciation and interest expense components are combined, recognized evenly over the term of the lease, and presented as a reduction to operating income. The ASU requires that assets and liabilities be presented or disclosed separately and classified appropriately as current and noncurrent. The ASU further requires additional disclosure of certain qualitative and quantitative information related to lease agreements. The new standard is effective for the Company beginning in the first quarter 2019 and early adoption is permitted, although unlikely at this time. We are currently evaluating the impact of these amendments on our financial statements.

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

In August 2014, the FASB issued new guidance related to disclosures around going concern, including management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related disclosures when conditions or events raise substantial doubt about an entity's ability to continue as a going concern. The new standard is effective for the Company beginning in its first quarter of fiscal 2017, with early adoption permitted although the Company will not early adopt. The impact of adopting this guidance on January 1, 2017 is not expected to have a material impact on our consolidated financial statements.

In May 2014, the FASB amended the existing accounting standards for revenue recognition. The amendments are based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized.  The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers.  In July 2015, the FASB affirmed its proposal of a one-year deferral of the effective date of the new revenue standard.  As a result, the new guidance will be effective for the Company beginning in its first quarter of fiscal 2018. The amendments may be applied retrospectively to each prior period presented or with the cumulative effect recognized as of the date of initial application. PAR is currently evaluating the impact of these amendments and plans not to early adopt and to adopt in 2018 and the transition alternatives on PAR's financial statements.

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

Inflation.

Inflation had little effect on revenues and related costs during the nine months ended September 30, 2016.  Management anticipates that margins will be maintained at acceptable levels to minimize the effects of inflation, if any.

Interest Rates.

As of September 30, 2016, the Company has no variable debt.  The Company believes that an adverse change in interest rates of 100 basis points would not have a material impact on PAR’s business, financial condition, results of operations or cash flows.

Foreign Currency.

The Company's primary exposures relate to certain non-dollar denominated sales and operating expenses in Europe and Asia. The Company has transactions in six of primary currencies, representing the Great British Pound, the Euro, the Australian dollar, the Singapore dollar, the Canadian dollar and the Chinese Renminbi.  Accordingly, changes in exchange rates may negatively affect our revenue and net income (loss) as expressed in U.S. dollars. We also have foreign currency risk related to foreign currency transactions and monetary assets and liabilities, including intercompany balances denominated in currencies that are not the functional currency. We have experienced and will continue to experience fluctuations in our net income (loss) as a result of gains (losses) on these foreign currency transactions and the remeasurement of monetary assets and liabilities. To date, the impacts of foreign currency exchange rate changes on our revenues and net income (loss) have not been material. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy.

Item 4.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  The design of these disclosure controls and procedures is intended to ensure that information about the Company’s business, financial condition and operations, required to be disclosed by the Company in the reports it files with the United States Securities and Exchange Commission (the “SEC”), is gathered and communicated to Company management (including, where appropriate, directly to our principal executive and/or principal financial officer(s)), so that such information can be evaluated and assessed to allow timely decisions regarding disclosure.

On not less than a quarterly basis, the Company’s management, with the participation of our principal executive officer and principal financial officer, evaluate whether the Company’s disclosure controls and procedures are, in fact, effective.  Based on our management’s (inclusive of our principal executive officer and principal financial officer) evaluation for the fiscal quarter ended September 30, 2016, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2016.

Material Weaknesses

In furtherance, and as a consequence, of managements’ commitment (most recently expressed in the Company’s Quarterly Report for the quarter ended June 30, 2016) to review and make necessary changes to the design of the Company’s disclosure controls and procedures to improve their overall effectiveness and to create a strong internal control environment, management discovered and reported to the Company’s Audit Committee potential improper import/export and/or documentation of sales activities involving employees in certain of the Company’s Asia Pacific offices. As a result, the Audit Committee, together with independent legal counsel and forensic auditors, is currently investigating potential improper import/export and/or documentation of sales activities arising out of conduct in the Company’s China and Singapore offices.  Although it has been determined that no amendments need to be made to the Company’s prior period consolidated financial statements, material weaknesses in internal controls with respect to oversight of the sales operations China and Singapore have been identified. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.  The material weaknesses identified by the current investigation include: a control environment that did not effectively promote, maintain or support the control consciousness of employees or a culture of reporting information to Company senior management; failure to maintain sufficient monitoring activities of consistent global practices and procedures to ensure deviations are detected and corrected on a timely basis; insufficient policies, procedures and training with respect to procurement and sales activities, including import/export controls and sales documentation; and insufficient documentation involving arrangements with third parties.

Remediation Efforts to Address Material Weaknesses

Since identifying the material weaknesses in our internal control over financial reporting described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, the Company has:

•        retained the services of one of the Big 4 accounting firms to assist management in the assessment of the Company’s internal controls over financial reporting;

•        adopted and implemented enhanced pre-hiring due diligence procedures, requiring enhanced background checks, including credit checks for accounting and certain IT employee candidates who have access to cash or IT systems involving cash, and background checks for C-suite positions are conducted by private investigators;

•        required supplemental internal controls training for certain members of the Company’s finance team;

•        revised its quarterly accounting and operations questionnaire/certifications and expanded the scope of functions required to respond; and

•        highlighted PAR’s Code of Business Conduct and Ethics, and PAR’s Whistleblower, Ethics and Compliance reporting channels, by (among other things) promoting its location, relevance and function by distributing messaging (electronically and hardcopies).

Management is developing and implementing remediation plans and corrective actions to fully address the material weaknesses in our internal control over financial reporting described in this Report; including personnel changes, continued emphasis (as referenced above) and training of PAR’s Code of Business Conduct and Ethics, including attention to Whistleblower, Ethics and Compliance Reporting channels, promote and support open communication of information to senior management, emphasis on ethics and integrity in the workplace; and development of an enhanced control environment with respect to sales, procurement and reporting activities at local offices.

(b)	Changes in Internal Controls over Financial Reporting.

In evaluating whether there were any reportable changes in our internal control over financial reporting during the quarter ended September 30, 2016, we determined that, other than the changes described above under “Evaluation of Disclosure Controls and Procedures - Remediation Efforts to Address Material Weaknesses”, there were no changes in internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  The Company anticipates that further changes will be implemented to remedy the weaknesses identified above upon completion of its investigation.

PART II – OTHER INFORMATION

Item 1A.	Risk Factors

The Company’s operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, "Risk Factors" in its Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (“2015 Annual Report”)), as updated by the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2016 (the “June 2016 Quarterly Report”), which could adversely affect the Company’s business, financial condition, results of operations, cash flows, and the trading price of PAR’s common stock. There have been no material changes to the risk factors since the Company’s 2015 Annual Report, as updated by the June 2016 Quarterly Report; provided, however, the risk factors described under “Ineffective internal controls could impact the Company’s business and financial results” and “We have conducted an internal investigation into certain unauthorized transactions, and may become subject to regulatory scrutiny”, are supplemented by management’s conclusion that the Company’s disclosure controls and procedures were not effective as of September 30, 2016. The specific material weaknesses are described in Item 4. Controls and Procedures of this Quarterly Report.  As with any material weakness, if the Company’s remedial measures are insufficient to address the material weaknesses, or if additional material weaknesses or significant deficiencies in the Company’s internal control over financial reporting are discovered or occur in the future, the Company’s consolidated financial statements may contain material misstatements. Any material misstatements could result in a restatement of the Company’s consolidated financial statements, cause the Company to fail to meet its reporting obligations, cause investors to lose confidence in the Company’s reported financial information and/or cause the price of the Company’s common stock decline.

Further, the Company has reported this matter to the SEC. We are presently unable to predict whether the SEC or other governmental agencies (including foreign governmental agencies) will commence their own investigation. If the SEC or other governmental agencies were to open an investigation and ultimately determine the Company violated certain laws or regulations, the Company may be exposed to sanctions, including fines, penalties, disgorgement and/or injunctive relief. Such an investigation, even if it were not to result in any adverse determination, could be costly and burdensome to our management, and could adversely impact the Company’s business, prospects, reputation, financial condition, results of operations or cash flows.

Item 5.	Other Information

Amendment to Material Agreement

On November 14, 2016, the Company and certain of its subsidiaries entered into a Sixth Amendment to Credit Agreement (the “Amendment”) with J.P. Morgan Chase Bank, N.A., which amends the fixed charge coverage ratio financial covenant, to extend the commencement date of such financial covenant to November 30, 2016.

The preceding description of the Amendment is subject to, and qualified in its entirety by reference to, the Amendment, which is attached as Exhibit 10.1 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Item 6.	Exhibits

List of Exhibits

Exhibit No.	Exhibit Description	Filed or Furnished Herewith

10.1
Sixth Amendment to Credit Agreement, dated as of November 14, 2016 by and among PAR Technology Corporation, the other Loan Parties (as defined in the Credit Agreement dated September 9, 2014 (as amended)) and JPMorgan Chase Bank, N.A.
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

Date: November 14, 2016

/s/Matthew J. Trinkaus
Matthew J. Trinkaus
Vice President, Corporate Controller, Chief Accounting Officer & Treasurer

Exhibit Index

Exhibit No.	Exhibit Description	Filed or Furnished Herewith

10.1
Sixth Amendment to Credit Agreement, dated as of November 14, 2016 by and among PAR Technology Corporation, the other Loan Parties (as defined in the Credit Agreement dated September 9, 2014 (as amended)) and JPMorgan Chase Bank, N.A.
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