Form 10-K
period 2016-12-31
PAR TECHNOLOGY CORP
filed 2017-04-17
CIK 708821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-K

☒          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2016.
OR
☐          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From __________ to __________
Commission File Number 1-09720

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates (computed by reference to the price at which the common stock was last sold) was $48,995,090 on June 30, 2016.

There were 15,771,345 shares of common stock outstanding as of March 28, 2017.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2017 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K.

PAR Technology Corporation
Form 10-K
For the Fiscal Year Ended December 31, 2016

Forward Looking Statements

This Annual Report on Form 10-K (“Annual Report”) contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), and the Private Litigation Reform Act of 1995. Forward-looking statements are not historical in nature, but rather are predictive of our future operations, financial condition, business strategies and prospects. Forward-looking statements are generally identified by words such as “anticipate”, “believe,” “belief,” “continue,” “could”, “expect,” “estimate,” “intend,” “may,” “opportunity,” “plan,” “should,” “will,” “would,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those expressed in, or implied by, the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Annual Report, including in “Item 1A. Risk Factors”, “Item 7. Management’s Discussion and Analysis”, and “Item 9A. Controls and Procedures”. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise, except as may be required under applicable securities law.

PART I

Item 1:	Business.

General.

PAR Technology Corporation, together with its subsidiaries, provides management technology solutions, including software, hardware, and related services, integral to the point-of-sale (“POS”) infrastructure and task management, information gathering, assimilation and communications services. We deliver our management technology solutions through two operating segments – our Restaurant/Retail segment and our Government segment. Information about our segment revenues, operating income, and identifiable assets (including certain information by geographic location) is set forth in Note 11 – Segment and Related Information - of the Notes to Consolidated Financial Statements (Part IV, Item 15 of this Annual Report).

In this Annual Report, the terms “PAR”, “the Company”, “we”, “us”, and “our” refer to PAR Technology Corporation and its consolidated subsidiaries, unless the context indicates otherwise.

“PAR”, “Brink POS”, “Surecheck”, “Pixelpoint”, “EverServ” and other trademarks of PAR’s appearing in this Annual Report belong to PAR. This Annual Report contains trade names and trademarks of other companies. Our use of such other companies’ trade names or trademarks is not intended to imply any endorsement or sponsorship by these companies of PAR, its products, or services.

Restaurant/Retail Segment:

Overview.

We derived approximately 65% of our total consolidated revenues from this segment in 2016.  PAR continues to be a leading provider of management technology solutions to restaurants and retail with over 75,000 systems installed in over 110 countries; and we continue to expand our business into big box retailers, grocery stores, and contract food management organizations, primarily driven by our SureCheck solution.

We provide our customers with management technology solutions that address their desire to offer seamless transactional experiences or product offerings to their customers, while enabling them to gather and use content management and business intelligence to complete the transaction or to monitor the quality and safety of their products.

Our management technology solutions include our cloud and on-premise software applications, hardware platforms, and related installation, technical, and maintenance support services.  Our software offerings include front-of-store POS software applications, operations management software applications (known as back-office software), and enterprise software applications for content management and business intelligence.  Our hardware offerings include POS terminals, tablets, kitchen systems utilizing printers and/or video monitors, and a wide range of food safety monitoring and task management hardware.

Products and Services.  The products and services in the Restaurant/Retail segment include:

Cloud and On-Premise Software, including SaaS offerings:

•
Brink POS (“Brink”) – a point of sale (“POS”) cloud based software that scales for use by single and multi-unit operators with traditional and/or mobile platforms. Brink is a leading software solution for restaurants, particularly in the quick serve/fast casual restaurant categories. A cloud POS platform, Brink eliminates the need for the back-office server, and simplifies software version control and organizational updates. Brink provides and integrates to mobile/online ordering, loyalty, kitchen video systems, guest surveys, enterprise reporting, and mobile dashboards.  Brink is sold as a cloud software-as-a-Service (“SaaS”).

•
PixelPoint - an integrated software solution, that includes a POS software application, a self-service ordering function, back-office management, and an enterprise level loyalty and gift card information sharing application.  The PixelPoint solution is primarily sold to independent table service and quick serve restaurants through channel partners.

•
Surecheck – an IoT (Internet of Things) mobile software solution, that provides food safety monitoring and intelligent checklist management through a combination of a cloud enterprise application, a PDA-based mobile application, and a patented integrated temperature measuring device.

The Restaurant Market. Our software applications and hardware platforms are designed to be complete and integrated solutions for multi-unit and individual restaurants, franchisees, and enterprise customers in the three dominant restaurant categories: fast casual (“FC”), quick serve (“QSR”), and table service (“TSR”).  Each of these restaurant categories has distinct operating characteristics and service delivery requirements that are managed by Brink and PixelPoint. Both Brink and PixelPoint allow customers to configure their technology systems to meet their order entry, food preparation, inventory, and workforce management needs, while capturing real-time transaction data at each location and delivering valuable insight throughout the enterprise.

The Retail Market. The Surecheck solution offers food retail (grocery), food service, and food manufacturer customers with an effective way to manage Hazard Analysis & Critical Control Points (“HACCP”) compliance; it automates the monitoring of quality risk factors (e.g., food temperature) while dramatically lowering the potential for human error. Surecheck records employee food preparation, handling and manufacturing processes and tasks, while providing insight to abnormal checklist conditions and configurable automated alerts when tasks are behind schedule or out of compliance. In addition to food retail (grocery), food service, and food manufacturing, Surecheck offers restaurant and retail operators a device to effectively capture and monitor data to manage policy compliance and oversight, loss prevention, merchandising, and other audit functions.

Hardware.

Our EverServ POS platforms are designed to reliably operate in harsh environments associated with food service. Our EverServ platforms are durable and highly functioning, scalable, and easily integrated - offering customers competitive performance at a cost-conscious price. PAR’s hardware platforms are compatible with popular third-party operating systems, support a distributed processing environment and are suitable for a broad range of use and functions within the markets served. PAR’s open architecture POS platforms are optimized to host our POS software applications, as well as many third-party POS applications, and are compatible with a variety of peripheral devices. We partner with numerous vendors that offer complementary in-store peripherals, such as cash drawers, card readers, and printers to kitchen video systems, allowing us to deliver a completely integrated solution through one vendor.

Our POS hardware platforms are designed to meet customer needs and exceed customer expectations regardless of the restaurant concept, the size of the organization or the complexity of its requirements.  PAR’s hardware platform offerings are primarily comprised of three POS product lines: EverServ 500 Series, EverServ 7000 Series, and EverServ 8000 Series.

•
EverServ 500 Series - is built with the rugged durability PAR is known for and is a value platform for operators that require fewer features/functions. Its small ergonomic footprint is ideal for installations where space is at a premium. The EverServ 500’s solid design is quiet, offers low power consumption, and minimizes maintenance.

•
EverServ 7000 Series - offers a combination of performance, style, ease of service, remote management, flexibility, and modularity. The EverServ 7000 is built to operate in harsh environments - grease and liquid spills - and endure high customer traffic and transaction activities. The high-performance architecture of the 7000 supports demanding applications and delivers the speed needed to improve customer throughput.

•
EverServ 8000 Series – is designed and developed based on the latest technology platforms from Intel Corporation. The EverServ 8000 boasts a modern design and, while it is one of the smallest footprints available in the market, it offers the same operational durability as our EverServ 7000.

•
EverServ tablets – PAR Tablet 5, PAR Tablet 8 and PAR Tablet 10 - are the latest in PAR’s series of enterprise-class mobile devices built for our customers. Consistent with our EverServ family, the EverServ tablets are designed to operate in harsh environments. Attributable to the Everseve tablets’ extended battery life, the rugged design of the EverServ tablets does not impact the level of “up time” enjoyed by customers, but it does extend the EverServ tablets’ life cycle.  Our EverServ mobility family of hardware platforms also include a variety of docking and charging stations, the ability to use magnetic cards and payment systems, hand and shoulder straps and holsters to support the variety of product applications.

Services.

We provide a complete portfolio of services to support technology needs before, during and after software and/or hardware deployments.  We offer installation, technical and break-fix support for our products through support services, license and/or subscription agreements with our customers. We also offer depot repair and overnight - Advanced Exchange - service. Through our training services, we offer complete application training to our customers’ in-store staff, and provide technical training to our customers’ information systems personnel.

In North America, we offer 24-hour help desk support from our diagnostic service center located in Boulder, Colorado, and on-site support through our field tech service network, which services the continental U.S., we offer similar support services to our customers outside of the U.S.

The restaurant market is fragmented,  we support major corporations and their franchisees, and businesses of all sizes, including single store operators. We believe our ability to offer comprehensive services including installation, maintenance, and technical support to a diverse set of customers differentiates us from our competitors.

Using a suite of software applications, our experienced service organization provides customers with knowledge based diagnostic solutions to resolve customer service issues. Our service providers compile information about potential customer or product trends and opportunities, and provide this information to our remote service technicians, to assist them in diagnosing issues occurring at customer locations, in real-time; reducing the need for physical on-site service calls.  Our customer relationship management system allows our call center personnel to maintain customer profiles, including customer hardware and software details, service history, and database of problem-resolutions, to maximize our service resolution effectiveness and customer satisfaction.

We work closely with our customers to identify and address the latest restaurant or retail technology requirements by creating interfaces to the latest innovations in operational equipment, including Europay, MasterCard and Visa (EMV), digital, and additional solutions located inside and outside of the customer’s premises. PAR provides systems integration expertise to interface specialized components, including but not limited to video monitors, wireless networks, and video surveillance, to meet requirements of its global customers.

Sales and Marketing

In the U.S., we market and sell our products through our dedicated sales teams, who directly interface with our tier 1 customers (owner and/or operator of 2,000 or more sites), tier 2 customers (owner and/or operator of 101-1,999 sites) and tier 3 customers (owner and/or operator of a 2 – 100 sites).  Our international sales teams also market and sell our products and services to tier 1 customers outside of the U.S., as well as local/regional customers, from our in-country offices.  We also use channel partners to market and sell our products and services both in the U.S. and internationally.

We also market and sell our products through sales representatives, who enlist and support many well-regarded value-added resellers serving multi-unit operators, the independent restaurant category, and the non-foodservice markets such as retail, convenience, amusement parks, movie theaters, cruise lines, spas and other ticketing and entertainment venues.

PAR has developed and nurtured, long-term relationships with three of the largest organizations in the Restaurant/Retail segment - McDonald’s Corporation, Yum! Brands, Inc., and the SUBWAY franchisees of Doctor’s Associates Inc. McDonald’s currently has approximately 36,000 restaurants in more than 100 countries; since 1980, PAR is an approved provider to McDonald’s and its franchisees of restaurant technology systems and support services. Yum! Brands, which includes Taco Bell, KFC, and Pizza Hut, currently has over 43,500 restaurants in more than 135 countries; PAR has been an approved supplier since 1983 and is a major supplier of in-store technology systems to concepts within the Yum! Brands portfolio. We continue to expand our hardware sales and related services to SUBWAY, which currently has more than 44,000 restaurants around the world. Other significant restaurant chains that use PAR POS products and related services include: the Baskin-Robbins unit of Dunkin’ Brands Group, Inc., the Hardee’s, and Carl’s Jr.  units of CKE Restaurants, Inc., Five Guys, Jack-in-the-Box, and franchisees of these organizations.

Throughout 2016, we continued to add new SureCheck customers to our existing customers - Wegmans Food Markets, Inc., which currently has approximately 92 store locations, and Wal-Mart Stores Inc., (including Sam’s Clubs), which currently has approximately 5,224 domestic and 6,300 international stores. Both Wegmans and Wal-Mart selected the SureCheck solution to food safety and task management requirements.

Competition

POS software and hardware offerings to the restaurant and retail markets is highly competitive. Most of our significant customers have several approved suppliers of software and/or hardware similar to one or more of our products. We compete directly with some product offerings from Oracle Corporation, NCR Corporation, and Panasonic Corporation among others. We compete on the basis of product delivery (cloud based software applications v. traditional), product design, features and functionality, quality and reliability, price, and customer service. Our competitive advantages include our integrated solutions offerings, including our cloud (SaaS delivery model) and on-premise software, ergonomic purpose-built hardware, advanced development capabilities, extensive domain knowledge and expertise, excellent product reliability, a customer dedicated direct sales force organization, and world class and responsive customer service and support.

The markets that are the focus of SureCheck are immature and there are currently few competitors.  However, as the functionality and efficiencies of the SureCheck solution become more known and demonstrable, we will face competition in this product offering category as well.

Backlog

Product orders are generally of a short-term nature, and are usually confirmed and shipped in less than 6 months.

Research and Development

Continuous product research, innovation, and product development are an integral part of our business. We continuously evaluate customer needs, and new and relevant technologies, to enable us to develop innovative new products and enhancements to our existing products to improve and/or add to their functionality, performance, operation, and integration capabilities; from hand-held wireless devices to advances in internet performance, our professional services unit is available for consultation on a wide variety of topics including network infrastructures, system functionality, operating system platforms, and hardware expandability. Research and development expenses were $11.6 million in 2016 and $10.1 million in 2015. We capitalize certain software costs in accordance with Financial Accounting Standards Board (FASB), Accounting Standards Codification (“ASC”) Topic No. 985. See Note 1 – Summary of Significant Accounting Policies - of the Notes to Consolidated Financial Statements (Part IV, Item 15 of this Annual Report) for further discussion.

Manufacturing and Suppliers

We assemble our ES 8000 series of hardware internally as well as source hardware products and hardware related components from third parties. Although we purchase most of the materials, supplies, product sub-assemblies and full assemblies for our internal assembling of products from several suppliers, we do rely on sole sources for certain of our assembly components and hardware products. As a result, we periodically review and evaluate potential risks of disruption to our supply chain operations in the event one or more supplier should fail to perform.

Government Segment:

PAR’s Government segment provides a range of solutions and services for the U.S. Department of Defense (“DoD”) and federal agencies. It is focused on two principal offerings – Solutions and Services; and Mission Support.

Solutions and Services

Intelligence, Surveillance, and Reconnaissance (“ISR”).  We provide a variety of geospatial intelligence and situational awareness solutions for mobile and data center offerings. Our substantive, in depth expertise in these domains enable us to provide our government customers and large systems integrators with key technologies to support a variety of applications ranging from strategic enterprise systems to tactical in the field dismounted users.  Additionally, we have developed a number of solutions relative to these advanced technologies and we provide integration and training support with respect to these solutions.

ISR provides systems engineering support and software-based solutions to DoD research and development laboratories as well as operational commands. Our internal expertise ranges from theoretical and experimental studies to development and fielding of operational capabilities. Our employees are:

•	experienced developers and subject-matter experts in DoD Full Motion Video (“FMV”);

•	developers of geospatial and imagery data management, visualization, and exploitation solutions;

•	major contributors to radar systems from inception to operational capabilities;

•	developers of mobile computing applications for Android, iOS, and Windows; and

•	developers of geospatial information system (“GIS”) solutions.

We are actively engaged in the development of mobility applications that support the needs of mobile teams with real-time situation awareness and distributed communications. ISR has a strong legacy in the advanced research, development and productization of geospatial information assurance (“GIA”) technology involving steganography, steg analysis, digital watermarking, and image forensics. These enabling technologies have been used to provide increased protection and security of geospatial data. Intelligence, Surveillance, and Reconnaissance also provides scientific and technical support to the U.S. Intelligence Community.

Systems Engineering & Evaluation. We integrate and test a broad range of government and industry research and development solutions. The Company designs and integrates radar sensor systems including experimentation, demonstration, and test support. We also provide scientific and technical engineering and analysis to intelligence community customers, as well as program management services for the acquisition, development, and deployment of advanced prototypes and quick reaction systems.

Mission Support

Satellite & Telecommunications Support. We provide a wide range of technical and support services to sustain mission critical components of the Department of Defense Information Network (DoDIN).  These services include continuous 24/7/365 operations, system enhancements and associated maintenance of very low frequency (VLF), high frequency (HF) and very high frequency (VHF) ground-based radio transmitter/receiver facilities. Additionally, the Company operates and maintains several extremely high frequency (EHF) and super high frequency (SHF) satellite communication earth terminals and teleport facilities. The DoD communications earth stations operated by PAR is the primary communications infrastructure utilized by the national command authority and military services to exercise command and control of the nation’s air, land and naval forces and provide support to allied coalition forces.

Space & Satellite Control Support. We provide satellite operation, management, and maintenance services to support satellite control center operations. Primary services include satellite telemetry monitoring, tracking and command support, and satellite control to provide reliable space-based satellite services conducting command, control, communications, computers, intelligence, surveillance, and reconnaissance (C4ISR) operations. PAR delivers services in support of satellite telemetry, tracking, control, and remote terminal operations from 7 locations worldwide.

Management technology/Systems Support. We provide management technology services to the DoD and federal agencies. These services include helpdesk services, systems administration, network administration, information assurance and systems security, database administration, telephone systems management, testing and testbed management, and ITIL-based service management.

Telecommunication services include satellite and terrestrial communications operations and maintenance services, which operate elements of the DoDIN to support the National Command Authority (President & Joint Chiefs of Staff), DoD and other government agencies.  The Company provides IT support services ranging from advanced systems management to help desk support—with more than 50% of its global footprint outside the continental U.S. with contracts in Europe, Africa, Australia, and U.S. commonwealths and territories in the Pacific and Caribbean.

PAR has strong and enduring relationships with a diverse set of customers throughout the U.S. DoD and federal government, and our track record of delivering mission critical services to our government customers spans decades, and includes contracts continuing 15 years or more. We work closely with our customers, with the vast majority of our mission system employees co-located at customer sites. Our strong relationships and on-site presence with our customers enable PAR to develop substantive customer and technical domain knowledge, and translate mission understanding into exemplary program execution and continued demand for PAR’s services.

Marketing and Competition

We obtain contracts primarily through competitive proposals in response to solicitations from government organizations and prime contractors. In addition, PAR sometimes obtains contracts by submitting unsolicited proposals. Although we believe we are well positioned in our business areas, competition for government contracts is intense. Many of our competitors are major corporations, or subsidiaries thereof, that are significantly larger and have substantially greater financial resources. We also compete with many smaller, economically disadvantaged companies, many of which are designated by the government for preferential “set aside” treatment, that target particular segments of the government contract market. The principal competitive factors are past performance, the ability to perform the statement of work, price, technological capabilities, management capabilities and service. Many of our department of defense customers are migrating to low-price/technically acceptable procurements while leveraging commercial software standards, applications, and solutions.

Backlog

The value of existing Government contracts at December 31, 2016, net of amounts relating to work performed to that date, was approximately $126.0 million, of which $36.4 million was funded. The value of existing Government contracts at December 31, 2015, net of amounts relating to work performed to that date, was approximately $101.2 million, of which $48.4 million was funded. Funded amounts represent those amounts committed under contract by Government agencies and prime contractors.  The December 31, 2016 Government contract backlog of $126.0 million represents firm, existing contracts.  Of this backlog amount, approximately $55.4 million is expected to be completed in calendar year 2017, as funding is committed.

Intellectual Property and Other Rights

We develop a substantial amount of our products internally as original developments, discoveries and know-how or based on existing copyrighted works and/or patents issued or pending of PAR or third party licensors.  We have a number of U.S. and foreign patents and patents pending and trademarks, as well as copyrights that relate to internally developed software, various distinctive characteristics of our products, including certain attributes, functionality, and brand association and goodwill. In addition to our publicly available intellectual property, we possess competitive confidential information and trade secrets.  We protect our intellectual property and other proprietary information by actively pursuing U.S. and foreign patent and trademark protection of our proprietary product developments, discoveries and know-how and our brands and logos, and by entering into license agreements and non-disclosure and confidentiality agreements.

Employees

As of December 31, 2016, we employed approximately 1,002 full-time employees, including approximately 56% in our Restaurant/Retail segment, 38% in our Government segment (27% of which are covered by collective bargaining agreements), and 6% who are corporate employees.  We consider our relationship with our employees to be good.

Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available, free of charge, on our website at www.partech.com “About Us - Investors, SEC Filings”, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission (“SEC”). The information posted on or accessible through our website is not incorporated into this Annual Report on Form 10-K.

Item 1A	Risk Factors.

Our business is subject to certain risks and uncertainties, each of which could materially and adversely affect our business, financial condition, results of operations, cash flows and the trading price of our common stock.

Our yearly results of operations may fluctuate significantly due to the timing of our revenue recognition and our ability to accurately forecast sales, including subscription software sales and renewals.

Our revenues and other results of operations have fluctuated from quarter to quarter in the past and could continue to fluctuate in the future as our business model continues to evolve from hardware and related services to a management technology solutions provider, including offering and delivering our software as a service – SaaS.  As revenues from our cloud offerings increase, we may experience volatility in our reported revenues and operating results due to the differences in timing of revenue recognition between our SaaS offerings and our traditional on-premises software and hardware sales. The SaaS delivery model is subscription based; accordingly, SaaS revenues are generally recognized ratably over the life of the subscription. In contrast, revenue from our on-premises software and hardware sales is generally recognized in full at the time of delivery. Accordingly, the SaaS business model creates certain risks related to the timing of revenue recognition not associated with our traditional on-premises delivery model. A portion of our quarterly SaaS based revenue results from the recognition of deferred revenue relating to subscription agreements entered into during previous quarters. A decline in new or renewed subscriptions in any period may not be immediately reflected in our reported financial results for that period, but may result in a decline in our revenue in future quarters. If any of our assumptions about revenue from our SaaS business model prove incorrect, our actual results may vary materially from those anticipated, estimated or projected.

If our technical and maintenance support services are not satisfactory to our customers, they may not renew their services agreements or buy future products, which could adversely affect our future results of operations, financial condition, and cash flows.

Our business relies on our customers’ satisfaction with the technical and maintenance support services we provide to support our products. If we fail to provide technical and maintenance support services that are responsive, satisfy our customers’ expectations and resolve issues that they encounter with our products, then they may not purchase additional products or services from us in the future.

If we are unable to recruit and retain qualified employees, our business may be harmed.

Much of our future success depends on hiring qualified employees and the continued service of our senior management. Experienced personnel in the management technology industry are in high demand and competition for their talents is intense in the skill-set we require. Moreover, we believe that a critical contributor to our success is our corporate culture and values. We must not only successfully attract and retain qualified business, technical, product development and other employees that contribute to our business, we must attract and retain qualified employees who embrace and reflect our culture and values. Our failure to do so, could adversely affect our ability to innovate, to rapidly and effectively change and introduce new products, and to provide timely and effective installation, technical and maintenance support services, and our financial condition and results of operations may suffer.

The price of our common stock may be negatively impacted by factors that are unrelated to our actual operating performance.

The trading price of our common stock could be impacted by a number of factors, many of which are outside our control. Although our stock has been listed on NYSE for many years, trading in our stock does not generally occur in high volumes and the market for our stock cannot always be characterized as active. Thin trading in our stock may exaggerate fluctuations in the stock’s value, leading to price volatility in excess of that which would occur in a more active trading market. In addition, the stock market in general is subject to fluctuations that affect the share prices and trading volumes of many companies, and these broad market fluctuations could adversely affect the market price of our common stock. Factors that could affect our common stock price in the future include but are not necessarily limited to the following:

•	actual or anticipated fluctuations in our operating results and financial condition;

•	the performance and prospects of our major customers;

•	fluctuations in the trading volume of our common stock;

•	the concentrated beneficial ownership of our common stock by our founder, Dr. John W. Sammon;

•	actual or anticipated regulatory action against us;

•	the lack of earnings guidance and securities analysts following us;

•	investor perception of us and the industries in which we operate;

•	uncertainty regarding domestic and international political conditions, including tax policies; and

•	uncertainty regarding the prospects of domestic and foreign economies.

Two customers account for a significant portion of our revenues. The loss of one of these customers, or a significant reduction, delay, or cancellation of purchases by one of these customers would materially adversely affect our business, financial condition, and results of operations.

Revenues from our Restaurant/Retail segment constituted 65% and 62% of our total consolidated revenues for 2016 and 2015, respectively; and, aggregate sales to our two largest customers, which include sales to these two customers’ respective franchisees - McDonald’s Corporation and Yum! Brands, Inc., which consists of the Kentucky Fried Chicken, Taco Bell and Pizza Hut brands – constituted 25% (McDonald’s) and 11% (Yum!) and 19% (McDonald’s) and 10% (Yum!) of total consolidated revenues for 2016 and 2015, respectively. There were no other customers that comprised greater than 10% of our total consolidated revenues during these years. A loss of McDonald’s or Yum! Brands as a customer, or a significant reduction, delay, or cancellation of orders by one of these customers would reduce our revenue and operating income and would materially and adversely affect our business, operating results and financial condition.

We face extensive competition in our markets, and our failure to compete effectively could result in price reductions and/or decreased demand for our products.

The markets for our POS software and hardware products are characterized by rapid technological advances, intense competition among existing and emerging competitors, evolving industry standards, emerging business, distribution and support models, disruptive technology developments, and frequent new product introductions.

While we think our POS software and hardware products offer competitive, innovative features and functionality, any one of these factors could create downward pressure on pricing and gross margins and could adversely affect sales to our existing customers, as well as our ability to attract and sell to new customers. Our future success will depend on our ability to anticipate and identify changes in customer needs and/or relevant technologies and to rapidly and effectively change and improve our products in response, including changes in operating systems, application software and computer and communications hardware, with which our products interoperate or their performance and functionality are otherwise affected. If we fail to anticipate and/or identify changes in customer needs and/or emerging relevant technological trends, our business, results of operations and financial conditions could suffer. Additionally, any delay in the development, marketing, or launch of new products or enhancements to our existing products could result in customer attrition or impede our ability to attract new customers, causing a decline in our revenue, earnings or stock price and weakening our competitive position.

Our government contracting business has been focused on niche offerings, reflecting our expertise, primarily in the areas of Intelligence, Surveillance and Reconnaissance, systems engineering & evaluation, satellite and telecommunications services and management technology/systems services. Many of our competitors in the Government segment are larger and have substantially greater financial resources and broader capabilities in management technology. We also compete with smaller companies, many of which are designated by the government for preferential “set aside” treatment, that target particular segments of the government market and may have superior capabilities in a particular segment. These companies may be better positioned to obtain contracts through competitive proposals. Consequently, there are no assurances we will continue to win government contracts as a prime contractor or subcontractor, and our failure to do so, would reduce our revenue and operating income and could adversely affect our business, operating results and financial condition.

The consequence of our internal investigations could have a material adverse effect on our business and could subject us to regulatory scrutiny.

Under the oversight of our Audit Committee, in the first quarter of 2016, we conducted an internal investigation of our former chief financial officer’s unauthorized investment activities and, we are currently conducting an internal investigation to determine whether certain import/export and sales documentation activities at our China and Singapore offices were improper and in possible violation of  the U.S. Foreign Corrupt Practices Act, or FCPA, and other applicable laws, and certain of our policies, including our Code of Business Conduct and Ethics.

We voluntarily notified the SEC of our investigation (and our findings and conclusions) of our former chief financial officer; and, we have voluntarily notified the SEC and the U.S. Department of Justice, or DOJ, of our investigation of the activities concerning China and Singapore, and we are fully cooperating with these agencies. If the SEC, DOJ, or other governmental agencies (including foreign governmental agencies) were to determine that violations of certain laws or regulations occurred, then we could be exposed to a broad range of civil and criminal sanctions, including injunctive relief, disgorgement, fines, penalties, modifications to our business practices, including the termination or modification of existing business relationships, the imposition of compliance programs and the retention of a monitor to oversee our future compliance. While we are currently unable to predict what actions  the SEC, DOJ, or other governmental agencies (including foreign governmental agencies)  might take, or what the likely outcome of any such actions might be, or estimate the range of reasonably possible fines or penalties, such actions, fines and/or penalties could be material, resulting in a material adverse effect on our business, prospects, reputation, financial condition, liquidity, results of operations or cash flows. Even if an inquiry or investigation does not result in an adverse determination, our business, prospects, reputation, financial condition, liquidity, results of operations or cash flows could still be adversely impacted.

If we fail to correct the identified material weaknesses, and maintain appropriate internal controls, our business, results of operations and financial condition could be adversely affected.

As described in “Item 9A - Controls and Procedures” of this Annual Report during the third quarter of 2016, we identified material weaknesses in our internal control over financial reporting. We previously disclosed identified material weaknesses in our hiring and treasury procedures, which have been remedied. If we fail to correct our current material weaknesses; or, if we are unable to maintain appropriate internal controls in the future, our ability to record, process, summarize and report financial information accurately and within the time periods specified in the rules and forms of the SEC could be adversely affected, we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the price of our common stock to decline, and we may be subject to investigation or sanctions by the SEC. Any such consequence or other negative effect could adversely affect our business, results of operations and financial condition.

We are subject to risks associated with compliance with international laws and regulations which may harm our business

Although only 8% for 2016 and 14% for 2015 of our total consolidated revenues were derived from sales outside of the U.S., we have operations across the globe, and our international operations subject us to a variety of risks and challenges, including:

•
compliance with foreign laws and regulations, including the FCPA, the U.K. Bribery Act of 2010, import and export control laws, tariffs, trade barriers, economic sanctions and other regulatory or contractual limitations on our ability to sell our software and hardware in certain foreign markets, and the risks and costs of non-compliance with such laws and regulations, including fines, penalties, criminal sanctions against us, our officers or employees, prohibitions on the conduct of our business and damage to our reputation;

•
increased risks of unfair or corrupt business practices in certain geographies and of improper or fraudulent sales arrangements that may impact financial results and result in restatements of financial statements and irregularities in financial statements;

•	reduced protection of our intellectual property rights in certain countries and practical difficulties and costs of enforcing rights abroad;

•	compliance with the laws of numerous foreign taxing jurisdictions and overlapping of different tax regimes;

•	uncertainty around a potential reverse or renegotiation of international trade agreements and partnerships under President Donald J. Trump’s administration;

•	sales and customer service challenges associated with operating in different countries;

•
difficulties in receiving payments from different geographies, including difficulties associated with currency fluctuations, payment cycles, transfer of funds or collecting accounts receivable, especially in emerging markets;

•	variations in economic or political conditions between each country or region;

•	economic uncertainty around the world and adverse effects arising from economic interdependencies across countries and regions;

•
uncertainty around how the United Kingdom’s recent decision to exit the European Union (“Brexit”) will impact its access to the European Union Single Market, the related regulatory environment, the global economy, and the resulting impact on our business; and

•	increased infrastructure and legal compliance costs.

A portion of Government segment revenue is derived from U.S. government contracts, which contain provisions unique to public sector customers, including the U.S. government’s right to modify or terminate these contracts at any time.

In 2016 and 2015 we derived 35% and 38%, respectively, of our total consolidated revenues from contracts to provide technical expertise to government organizations and prime contractors.  In any given year, the majority of our government contracting activity is associated with the U.S. Department of Defense. Contracts with the U.S. government typically provide that such contracts are terminable, in whole or in part, at the convenience of the U.S. government. If the U.S. government terminates a contract on this basis, we would be entitled to receive payment for our allowable costs and, in general, a proportionate share of our fee or profit for work actually performed. Most U.S. government contracts are also subject to modification or termination in the event of changes in funding. As such, we may perform work prior to formal authorization, or the contract prices may be adjusted for changes in scope of work. Termination or modification of a substantial number of our U.S. government contracts could have a material adverse effect on our business, financial condition, and results of operations.

We perform work for various U.S. government agencies and departments pursuant to fixed-price, cost-plus fixed fee and time-and-material prime contracts and subcontracts. Approximately 55% of revenues derived from government contracts for the year ended December 31, 2016, was based on fixed-price or time-and- material contracts, and the balance (approximately 45% of total government revenues) was based on cost-plus fixed fee contracts. Most of our contracts are for one-year to five-year terms.

While fixed-price contracts allow us to benefit from cost savings, they also expose us to the risk of cost overruns. If the initial estimates we use for calculating the contract price are incorrect, we can incur losses on those contracts. In addition, some of our governmental contracts have provisions relating to cost controls, and audit rights and if we fail to meet the terms specified in those contracts, then we may not realize the full benefit of the contracts. Lower earnings caused by cost overruns would have an adverse effect on our financial results.

Under time-and-materials contracts, we are paid for labor at negotiated hourly billing rates and for certain expenses. Under cost-plus fixed fee contracts, we are reimbursed for allowable costs and paid a fixed fee. If our costs under either of these types of contracts were to exceed the contract ceiling, or are not allowable under the provisions of the contract or applicable regulations, we may not be reimbursed for 100% of our associated costs.  Our inability to control our costs under either a time-and-materials contract or a cost-plus fixed fee contract could have a material adverse effect on our financial condition and operating results. Cost over-runs also may adversely affect our ability to sustain existing programs and obtain future contract awards.

A portion of our total assets consists of goodwill and identifiable and intangible assets, which are subject to a periodic impairment analysis, a significant impairment determination in any future period could have an adverse effect on our results of operations, even without a significant loss of our revenue or increase in cash expenses attributable to such period.

Our goodwill was approximately $11.1 million at December 31, 2016 and December 31, 2015, and our intangibles were $11.0 million at December 31, 2016 and $10.9 million at December 31, 2015.  Identifiable intangible assets were, primarily a result of business acquisitions and internally developed capitalized software. We test our goodwill and identifiable intangible assets for impairment annually or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We describe the impairment testing process and results of this testing more thoroughly in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies.” If we determine an impairment has occurred at any point in time, we will be required to reduce goodwill or identifiable intangible assets on our balance sheet. Additional information about our impairment testing is contained in Note 1 – Summary of Significant Accounting Policies - of the Notes to Consolidated Financial Statements (Part IV, Item 15 of this Annual Report).

Item 1B.	Unresolved Staff Comments.

We do not have any unresolved comments from the SEC staff.

Item 2.	Properties.

Our corporate headquarters is located at PAR Technology Park, 8383 Seneca Turnpike, New Hartford, New York. We own our corporate headquarters – both the building and land. We lease all our other properties for varying terms. We believe our existing properties, both owned and leased, are in good condition and are suitable for the conduct of our business for the foreseeable future.

The following table sets forth the location, the operating segment (if applicable) that uses and the use of each of our principal properties and each properties’ approximate square footage:

Location	Operating Segment	Use	Approximate Square Footage
New Hartford, NY	Corporate/ Restaurant / Retail	Corporate headquarters, assembly, research and development laboratories, sales, service, wellness, and computing facilities	216,800
Rome, NY	Government	Research, product development, sales	30,800
Sydney, Australia	Restaurant / Retail	Sales and service	14,400
Boca Raton, FL	Restaurant / Retail	Research and product development	11,470
Markham, Ontario	Restaurant / Retail	Research and product development	11,100
Boulder, CO	Restaurant / Retail	Service	10,700

In addition to the properties identified above, we have leasehold interests in small office spaces located in San Diego, California (use: research, product development, sales and administration) and Shanghai, China; Singapore; Staines, United Kingdom; Dubai, United Arab Emirates; and Paris, France (use: sales and administration).

Item 3.	Legal Proceedings.

We are not currently a party to any material litigation.

See Note 10 – Contingencies - of the Notes to Consolidated Financial Statements (Part IV, Item 15 of this Annual Report) for information regarding legal proceedings arising in the ordinary course of our business, and a discussion about our current internal investigation into import/export and sales documentation activities at our China and Singapore offices, and the civil and criminal sanctions available to the SEC, DOJ, and other governmental agencies (including foreign governmental agencies).

Item 4:	Mine Safety Disclosures

Not Applicable.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is listed on the New York Stock Exchange under the symbol “PAR”. On March 28, 2017, there were 411 holders of record of our common stock. The following table sets forth, for the periods indicated, the high and low sales prices for our common stock as reported by the New York Stock Exchange:

	2016		2015
	High	Low	High	Low
First Quarter	$6.63	$5.04	$6.04	$4.03
Second Quarter	6.86	4.35	4.98	3.80
Third Quarter	5.52	4.83	5.29	4.11
Fourth Quarter	5.58	4.71	7.39	5.12

We have never declared or paid cash dividends on our common stock. We currently intend to retain any future earnings for use in the operation of our business and do not intend to declare or pay any cash dividends in the foreseeable future. Any further determination to pay dividends on our common stock will be at the discretion of our board of directors, subject to applicable laws, and will depend on our financial condition, results of operations, capital requirements, general business conditions and other factors that our board of directors considers relevant.

Under our equity incentive plans, in consideration for grants of performance vesting restricted stock, recipients must pay PAR par value for each share granted; if the performance vesting requirements are not satisfied, PAR repurchases the forfeited shares at par value. In addition, employees may elect to have us withhold shares to satisfy minimum statutory federal, state and local tax withholding obligations arising from the vesting of restricted stock. When we withhold these shares, we are required to remit to the appropriate taxing authorities the market price of the shares withheld, which could be deemed a purchase of shares by us on the date of withholding.

Item 6.	Selected Financial Data.

Not Required.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and the Notes thereto included under Part IV, Item 15 of this Annual Report.  See also, “Forward-Looking Statements” in this Annual Report.

Overview

PAR’s management technology solutions for the Restaurant/Retail segment features cloud and on-premise software applications, hardware platforms, and related installation, technical, and maintenance support services tailored for the needs of restaurants and retailers.  Our Government segment provides technical expertise in contract development of advanced systems and software solutions for the U.S. Department of Defense and other federal agencies, as well as management technology and communications support services to the U.S. Department of Defense.

Our products sold in the Restaurant/Retail segment are utilized in a wide range of applications by customers worldwide.  We face competition across all categories in the Restaurant/Retail segment in which we compete based on product design, innovative features and functionality, quality and reliability, price, customer service, and delivery capability.  Our strategy is to provide complete integrated management technology solutions, supported by industry leading customer service.  Our research and development efforts are focused on timely identifying changes in customer needs and/or relevant technologies, to rapidly and effectively develop innovative new products and enhancements to our existing products that meet and exceed customer requirements.

Our strategy is to expand our Restaurant/Retail business by continuing to invest in our existing products - Brink and SureCheck - including the development of enhancements to our existing software applications and hardware platforms and the development of new and innovative cloud based software applications. To support the growth of our products, we continue to expand our direct sales force and third-party channel partners.

Currently, PAR’s primary market is the quick serve restaurant category and hardware sales to tier 1 customers in that category. Our strategy continues to focus on growth of our software offerings, including our cloud software as a service (SaaS) and related hardware and support services, consistent with our strategy to expand our product offerings beyond restaurant and retail markets. As we implement our strategies, we continuously monitor the trends in the markets we currently operate and the markets we intend to operate in the future. We know POS hardware is becoming a commodity, as more POS devices (tablets, kiosks and bring your own device) are introduced, competition will increase, driven by pricing, scalability, functionality, and economies of scale, resulting in smaller margins. Our strategy acknowledges this trend, and we intend to grow our recurring revenues from software contracts, specifically SaaS, reducing the impact of this eventual commoditization of POS hardware.

The strategy for our PAR Government segment is to build on our sustained outstanding performance of existing service contracts, coupled with investments in enhanced business development capabilities. We believe we are well positioned to realize continued renewals of expiring contracts and extensions of existing contracts, and secure service and solution contracts in expanded areas within the U.S. Department of Defense and other federal agencies. We believe our highly relevant technical competencies, intellectual property, and investments in new technologies provide opportunities to offer systems integration, products, and highly-specialized service solutions to the U.S. Department of Defense and other federal agencies.  The general uncertainty in U.S. defense total workforce policies (military, civilian, and contract), procurement cycles, and spending levels for the next several years are factors we monitor as we develop and implement our business strategy for the PAR Government segment.

Results of Operations — 2016 Compared to 2015

During the year ended December 31, 2015, we sold substantially all of the assets of our hotel/spa technology business operated under PAR Springer-Miller Systems, Inc. (“PSMS”).  See Note 2 – Divestiture and Discontinued Operations - of the Notes to Consolidated Financial Statements for further discussion, including the terms of the transaction.

We reported revenues of $229.7 million for the year ended December 31, 2016, flat from the $229.0 million reported for the year ended December 31, 2015.  Revenues from our Restaurant/Retail segment of $149.3 million for the year ended December 31,2016, increased 5.8%, compared to $141.2 million reported for the year ended December 31, 2015.  PAR’s Government segment reported revenues of $80.3 million for the year ended December 31, 2016, a decrease of 8.6% from $87.9 million reported for the year ended December 31, 2015. We reported net income from continuing operations of $2.5 million or $0.16 per diluted share for the year ended December 31, 2016 versus $4.0 million or $0.26 per diluted share for the same period in 2015.  For 2016 and 2015, we reported a net loss from discontinued operations of $0.7 million or $0.05 loss per share versus a loss of $4.9 million or $0.32 loss per share, respectively.

Product revenues were $100.3 million for the year ended December 31, 2016, an increase of 6.2% from $94.4 million recorded in 2015. This increase was primarily driven by higher revenues generated from hardware attachments associated with Brink deployments and hardware sold to global tier 1 accounts. Offsetting the increase was a decrease in revenues driven by our global channel partners.

Service revenues were $49.1 million for the year ended December 31, 2016, an increase of 5.0% from $46.8 million reported for the same period in 2015.  The increase is attributable to the diversification of our revenue base, with higher recurring revenue from our software contracts; specifically, software sold as a service, SaaS, and other revenue streams generated from post contract support (“PCS”) offerings.

Contract revenues were $80.3 million for the year ended December 31, 2016, compared to $87.9 million reported for the same period in 2015, a decrease of 8.6%.  This decrease was driven by lower volume within our PMO services contracts, offset by an increase in value-added revenue on our Intelligence, Surveillance, and Reconnaissance (ISR), contracts.

Product margins for the year ended December 31, 2016, were 26.2%, a decrease from 27.7% for the same period in 2015.  Overall, product margin decreased primarily due to unfavorable product mix, as a result of higher than anticipated project work from tier 1 customers, and lower sales of higher margin perpetual software licenses.

Service margins were 27.4% for the year ended December 31, 2016, a decrease from 27.5% recorded for the same period in 2015.  The decrease was primarily due to an increase in costs to support our hardware support contracts, and $0.5 million was due to accelerated amortization related to discontinued development of a software module.  Offsetting these increases was a favorable product mix with a higher content of software sold as SaaS  and other software related revenues.

Contract margins were 8.1% for the year ended December 31, 2016, compared to 6.8% for the same period in 2015.  This increase was due to a more profitable contract mix, associated with higher margin on value-added revenues.

Selling, general and administrative expenses were $31.4 million for the year ending December 31, 2016, compared to $27.3 million for the year ended December 31, 2015.  The increase is primarily attributable to $1.5 million of expenses related to the investigation of our former chief financial officer’s unauthorized transfers of funds, $1.3 million of expenses related to our internal investigation of conduct at our China and Singapore offices, a write-off of $0.8 million relating to our human capital management system, and $0.6 million of expenses related to the implementation of the initial phase of our new enterprise resource system.

Research and development expenses were $11.6 million for the year ended December 31, 2016, compared to $10.1 million recorded for the same period in 2015.  This increase was primarily related to increased software development costs for products within the Restaurant/Retail segment, primarily R&D associated with the Company’s Brink and SureCheck software applications.

During the year ended December 31, 2016, we recorded $1.0 million of amortization expense associated with acquired identifiable intangible assets in connection with our acquisition of Brink, which closed on September 18, 2014.  We recorded $1.0 million of amortization expense associated with these assets for the year ended December 31, 2015.

Other income, net, was $1.3 million for the year ended December 31, 2016 compared to other expense, net of $0.8 million for the same period in 2015.  Other income/expense primarily includes fair value adjustments on contingent consideration, rental income, net of applicable expenses, foreign currency fair value adjustments, fair market value fluctuations of our deferred compensation plan and other non-operating income/expense.  The primary drivers of the increase in other income, net, relates to a $1.1 million decrease of contingent consideration liability related to our acquisition of Brink in the third quarter 2014 and an insurance recovery of $0.8 million relating to our former chief financial officer’s unauthorized transfers of funds.

Interest income (expense), net, represents accreted increased from the note receivable related to the sale of PSMS and interest charged on our short-term borrowings and from long-term debt.  Interest income was $0.1 million for the year ended December 31, 2016, as compared to an interest expense of $0.3 million for the same period in 2015.  This increase is associated with the accreted interest income of $0.2 million related to the note receivable in connection with the sale of PSMS and lower interest expense as compared to 2015, which is due to lower outstanding borrowings on the line of credit.

For the year ended December 31, 2016, our effective income tax rate was an expense of 31.4%, compared to an expense of 27.2% in 2015.   The variances from the federal statutory rate for 2016 were due to the mix of taxable income from the Company’s domestic and foreign jurisdictions, which is consistent with the variance in 2015.

Liquidity and Capital Resources

The Company’s primary sources of liquidity have been cash flow from operations and a line of credit with its bank.  Cash generated from operating activities from continuing operations was $11.4 million for the year ended December 31, 2016, compared to cash generated of $2.6 million for the same period in 2015.

For the year ended December 31, 2016, cash provided by continuing operations was $11.4 million, due to our operating results, plus the add-back of non-cash charges and changes in working capital.  Net changes in operating assets and liabilities was $3.0 million primarily as a result of customer deposits, offset by an increase in inventory.  In 2015, cash provided by continuing operations was $2.6 million, cash was generated from our operating results plus the add-back of non-cash expenses and a reduction of inventory.  Offsetting significant operating cash flow components include a decrease in accounts payable primarily due to the timing of vendor payments and a decrease in customer deposits associated with our Restaurant/Retail segment.

Cash used in investing activities from continuing operations was $7.1 million for the year ended December 31, 2016 versus $7.5 million provided by investing activities for the year ended December 31, 2015.  In 2016, capital expenditures of $3.4 million were primarily for PAR’s new ERP system and capital improvements made to our owned and leased properties.  Capitalized software was $2.7 million and was associated with investments in Restaurant/Retail software platforms.  In 2015, we received cash proceeds of $12.1 million related to the sale of the PSMS business.  This was offset by a $0.8 million write-off related to our former chief financial officer’s unauthorized transfers of Company’s funds.  Capital expenditures of $1.7 million were primarily related to capital improvements to leased properties as well as purchases of computer equipment associated with our software support service offerings.  Capitalized software was $2.1 million and was used for investments in many of our Restaurant/Retail software platforms.

Cash used in financing activities from continuing operations was $2.2 million for the year ended December 31, 2016 versus $7.7 million for the year ended December 31, 2015.  In 2016, we paid the third installment associated with our purchase of Brink of $2.0 million, in addition to payments on long-term debt of $0.2 million, and proceeds from stock activity of $27,000.  In 2015, the Company decreased borrowings on its credit facility by $5.0 million, net and decreased borrowings on its long-term debt by $0.2 million, and benefited $0.5 million from the exercise of employee stock options.  Additionally, the second installment payment associated with our acquisition of Brink accounted for approximately $3.0 million of the cash used in financing activities during 2015.

On November 29, 2016, the Company, together with certain of its U.S. subsidiaries, as “Loan Guarantors” (together with the Company, the “Loan Parties”) entered into a Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as the “Lender”. The Credit Agreement provides for revolving loans in an aggregate principal amount of up to $15.0 million to be made available to the Company; availability at any time being equal to the lesser of (i) $15.0 million and (ii) a borrowing base (equal to the sum of 80% eligible accounts, 50% eligible raw materials inventory and 35% eligible finished goods inventory, with no more than 50% of total eligible inventory included in the borrowing base), less the aggregate principal amount outstanding (the “Credit Facility”). Interest accrues on outstanding principal balances at an applicable rate per annum determined, as of the end of each fiscal quarter, by reference to the CBFR Spread or the Eurodollar Spread based on the Company’s consolidated indebtedness ratio as at the determination date. The Credit Facility replaces the Company’s asset-based credit agreement dated September 9, 2014 with JPMorgan Chase, N.A. (the “2014 ABL Credit Agreement”) and a portion of the proceeds of the Credit Facility were used to pay-off all indebtedness outstanding under the 2014 ABL Credit Agreement.

The Credit Facility matures three (3) years from the date of the Credit Agreement and is guaranteed by the Loan Guarantors. The Credit Facility is secured by substantially all of the assets of the Company and of the other Loan Parties; provided, that the Credit Facility is not secured by any liens on more than 65% of the voting stock of the Company’s foreign subsidiaries. The Credit Agreement contains representations and warranties and affirmative and negative covenants that are usual and customary, including representations, warranties and covenants that, among other things, restrict the ability of the Company and its subsidiaries to incur additional indebtedness, incur or permit to exist liens on assets, make investments, loans, advances, guarantees and acquisitions, consolidate or merge with or into any other company, engage in asset sales and pay dividends and make distributions. The Credit Agreement requires that the Company’s consolidated indebtedness ratio at the end of each of its fiscal quarters to be greater than 3.0 to 1.0 and maintain a fixed charge coverage ratio of not less than 1.15 to 1.0 for the Company’s fiscal quarter ended December 31, 2016 (to be tested only in the event the Company’s total consolidated indebtedness equaled or exceeded $5 million at the end of such fiscal quarter) and 1.25 to 1.0 for the quarter ending March 31, 2017 and each quarter thereafter. Obligations under the Credit Agreement may be accelerated upon certain customary events of default (subject to grace periods, as appropriate), including among others: nonpayment of principal, interest or fees; breach of the affirmative or negative covenants; breach of the representations or warranties in any material respect; event of default under, or acceleration of, other material indebtedness; bankruptcy or insolvency; material judgments entered against the Company or any of its subsidiaries; invalidity or unenforceability of any collateral documentation associated with the Credit Facility; and a change of control of the Company. We were in compliance with these covenants as of December 31, 2016.

On December 31, 2016, the applicable rate under the Credit Facility was 3.25% plus the CBFR Spread or LIBOR plus the Eurodollar Spread based on the Company’s consolidated indebtedness ratio.  There were no outstanding balances under the Credit Facility as of December 31, 2016, as such we had borrowing availability of up to $15.0 million.

In addition to the Credit Facility, the Company has a mortgage loan, collateralized by certain real estate, with a balance of $0.6 million and $0.7 million as of December 31, 2016 and 2015, respectively.  This mortgage matures on November 1, 2019.  Interest is fixed at 4.00% through maturity.  The annual mortgage payment, including interest through November 1, 2019, is $0.2 million.

In connection with our acquisition of Brink on September 18, 2014, we recorded indebtedness to Brink’s former owners under the stock purchase agreement.  As of December 31, 2016 and 2015, the principal balance of the note payable was zero and $2.0 million, respectively, and it had a carrying value of zero and $1.9 million, respectively.  The carrying value was based on the note’s estimated fair value at the time of the acquisition.  The note does  not bear interest, and repayment terms are $3.0 million, which was paid on the first anniversary of close, September 18, 2015, and $2.0 million payable on the second anniversary of close, which was paid in September 2016.

We expect our operating cash flows and available capacity under our Credit Facility will be sufficient to meet our operating needs for the next 12 months. Our actual cash needs will depend on many factors, including our rate of revenue growth, including growth of our SaaS revenues, the timing and extent of spending to support our product development efforts, the timing of introductions of new products and enhancements to existing products, market acceptance of our products, and  potential fines and penalties that, while currently inestimable, could be material (see Item 1A – “Risk Factors” for further discussion about the potential adverse effect of such fines and penalties on our business).  If we are required or otherwise elect to seek additional funding, we cannot be certain that such additional funding will be available on terms and conditions acceptable to us, if at all.

Our future principal payments under our mortgage and operating leases are as follows (in thousands):

	Total	Less Than 1 Year	1-3 Years	3 - 5 Years	More than 5 Years
Debt obligations	$566	$187	$379	$-	$-
Operating lease	4,403	1,360	2,004	536	503
Total	$4,969	$1,547	$2,383	$536	$503

Critical Accounting Policies and Estimates

Our Consolidated Financial Statements are based on the application of U.S. generally accepted accounting principles (“GAAP”).  GAAP requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported.  We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently applied.  Valuations based on estimates are reviewed for reasonableness and adequacy on a consistent basis.  Primary areas where financial information is subject to the use of estimates, assumptions and the application of judgment include revenue recognition, accounts receivable, inventories, accounting for business combinations, contingent consideration, goodwill and intangible assets, and taxes.

Revenue Recognition Policy

Restaurant/Retail Contracts

Our Restaurant/Retail segment’s revenues consist of sales of our standard POS system to the Restaurant/Retail segment. We derive revenue from the following sources: (1) hardware sales, (2) software license agreements, including perpetual licenses and software as a service, SaaS, (3) professional services, (4) hosting services and (5) post-contract customer support (“PCS”).

We recognize revenue when all four revenue recognition criteria have been met: persuasive evidence of an arrangement exists, we have delivered the product or performed the service, the fee is fixed or determinable and collection is reasonably assured. Determining whether and when some of these criteria have been satisfied often involves assumptions and judgments that can have a significant impact on the timing and amount of revenue we report.

Hardware

Revenue recognition on hardware sales occurs upon delivery to the customer site (or when shipped for systems that are not installed by us) when persuasive evidence of an arrangement exists, the price is fixed or determinable, and collectability is reasonably assured.

Software

Revenue recognition on software sales generally occurs upon delivery to the customer, when persuasive evidence of an arrangement exists, the price is fixed or determinable, and collectability is reasonably assured.  For software sales sold as a perpetual license, typically our Pixel software offering, where we are the sole party that has the proprietary knowledge to install the software, revenue is recognized upon installation and when the system is ready to go live.

Service

Service revenue consists of installation and training services, field and depot repair, subscription software products, associated software maintenance, and software related hosted services.  Installation and training service revenue are based upon standard hourly/daily rates as well as contracted prices with the customer, and revenue is recognized as the services are performed.  Support maintenance and field and depot repair are provided to customers either on a time and materials basis or under a maintenance contract.  Services provided on a time and materials basis are recognized as the services are performed.  Service revenues from maintenance contracts are recorded as deferred revenue when billed to and collected from the customer and are recognized ratably over the underlying contract period.  Software sold as a service with our Brink and SureCheck software offerings, is recorded as deferred revenue when billed and collected and recognized ratably over the contract term.

We frequently enter into multiple-element arrangements with our customers including hardware, software, professional consulting services and maintenance support services. For arrangements involving multiple deliverables, when deliverables include software and non-software products and services, we evaluate and separate each deliverable to determine whether it represents a separate unit of accounting based on the following criteria: (a) the delivered item has value to the customer on a stand-alone basis; and (b) if the contract includes a general right of return relative to the delivered item, delivery or performance of the undelivered items is considered probable and substantially in our control.

Multiple element arrangements which include hardware, service, and software offerings are separated based upon the stand-alone selling price for each individual hardware, service, or software sold in the arrangement irrespective of the combination of products and services which are included in a particular arrangement.  As such, overall consideration is allocated to each unit of accounting based on the unit’s relative selling prices. In such circumstances, we use a hierarchy to determine the selling price to be used for allocating revenue to each deliverable: (i) vendor-specific objective evidence of selling price (VSOE), (ii) third-party evidence of selling price (TPE), and (iii) best estimate of selling price (BESP). VSOE generally exists only when we sell the deliverable separately and is the price actually charged by us for that deliverable. We use BESP to allocate revenue when we are unable to establish VSOE or TPE of selling price. BESP is primarily used for elements such as products that are not consistently priced within a narrow range. We determine BESP for a deliverable by considering multiple factors including product and customer class, geography, average discount, and management’s historical pricing practices. Amounts allocated to the delivered hardware and software elements are recognized at the time of sale provided the other conditions for revenue recognition have been met. Amounts allocated to the undelivered maintenance and other services elements are recognized as the services are provided or on a straight-line basis over the service period. In certain instances, customer acceptance is required prior to the passage of title and risk of loss of the delivered products. In such cases, revenue is not recognized until the customer acceptance is obtained. Delivery and acceptance generally occur in the same reporting period.

Software elements, generally software PCS, and professional services revenue are recognized in accordance with authoritative guidance on software revenue recognition.  For the software and software-related elements of such transactions, revenue is allocated based on the relative fair value of each element, and fair value is determined by vender specific objective evidence, where available.  If VSOE is not available for all elements, we will use the residual method to separate the elements as long as we have VSOE for the undelivered elements.  If we cannot objectively determine the fair value of any undelivered element included in such multiple-element arrangements, we defer the revenue until all elements are delivered and services have been performed, or until fair value can objectively be determined for any remaining undelivered elements.

Government Contracts

Our contract revenues generated by the Government segment result primarily from contract services performed for the U.S. Government under a variety of cost-plus fixed fee, time-and-material, and fixed-price contracts.  Revenue on cost-plus fixed fee contracts is recognized based on allowable costs for labor hours delivered, as well as other allowable costs plus the applicable fee.  Revenue on time and material contracts is recognized by multiplying the number of direct labor hours delivered in the performance of the contract by the contract billing rates and adding other direct costs as incurred.  Revenue from fixed-price contracts is recognized as labor hours are delivered which approximates the straight-line basis of the life of the contract. Our obligation under these contracts is to provide labor hours to conduct research or to staff facilities with no other deliverables or performance obligations.  Anticipated losses on all contracts are recorded in full when identified.  Unbilled accounts receivable are stated in our consolidated financial statements at their estimated realizable value.  Contract costs, including indirect expenses, are subject to audit and adjustment through negotiations between us and U.S. Government representatives.

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

Inventories

Our inventory is valued at the lower of cost or market, with cost determined using the first-in, first-out (“FIFO”) method.  We use certain estimates and judgments and considers several factors including product demand, changes in customer requirements and changes in technology to provide for excess and obsolescence reserves to properly value inventory.

Capitalized Software Development Costs

We capitalize certain costs related to the development of computer software used in its Restaurant/Retail segment. Software development costs incurred prior to establishing technological feasibility are charged to operations and included in research and development costs.  The technological feasibility of a computer software product is established when we have completed all planning, designing, coding, and testing activities that are necessary to establish that the product can be produced to meet its design specifications including functions, features, and technical performance requirements. Software development costs incurred after establishing feasibility (as defined within ASC 985-20 for software cost related to sold as a perpetual license and ASC-350-40 for software sold as a service) are capitalized and amortized on a product-by-product basis when the product is available for general release to customers.  Annual amortization, charged to cost of sales when the product is available for general release to customers, is computed using the greater of (a) the straight-line method over the remaining estimated economic life of the product, generally three to seven years or (b) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product.

Accounting for Business Combinations

We account for acquired businesses using the acquisition method of accounting, which requires that assets acquired and liabilities assumed be recorded at their respective fair values on the date of acquisition. The fair value of the consideration paid is assigned to the underlying net assets of the acquired business based on their respective fair values. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded to goodwill. Intangible assets are amortized over the expected life of the asset. Fair value determinations and useful life estimates are based on, among other factors, estimates of expected future cash flows from revenues of the intangible assets acquired, estimates of appropriate discount rates used to present value expected future cash flows, estimated useful lives of the intangible assets acquired and other factors. Although we believe the assumptions and estimates we have made have been reasonable and appropriate, they are based, in part, on historical experience, information obtained from the management of the acquired companies and future expectations. For these and other reasons, actual results may vary significantly from estimated results.

Contingent Consideration

We determine the acquisition date fair value of contingent consideration using a discounted cash flow method, with significant inputs that are not observable in the market and thus represents a Level 3 fair value measurement as defined in ASC Topic 820, Fair Value Measurement.  The significant inputs in the Level 3 measurement not supported by market activity included our probability assessments of expected future cash flows related to our acquisition of Brink Software Inc. in 2014, during the contingent consideration period, appropriately discounted considering the uncertainties associated with the obligation, and calculated in accordance with the terms of the definitive agreement.  The liabilities for the contingent consideration is established at the time of the acquisition and will be evaluated on a quarterly basis based on additional information as it becomes available.  Any change in the fair value adjustment is recorded in the earnings of that period.  During 2016, we recorded a $1.1 million adjustment to decrease the fair value of its contingent consideration related to the acquisition of Brink Software Inc., versus a $0.1 million adjustment to increase the fair value during 2015.  These adjustments are reflected within other expense on the statement of operations. Changes in the fair value of the contingent consideration obligations may result from changes in probability assumptions with respect to the likelihood of achieving the various contingent payment obligations. Significant increases or decreases in the inputs noted above in isolation would result in a significantly lower or higher fair value measurement.

Goodwill

We test goodwill for impairment on an annual basis on the first day of the fourth quarter, or more often if events or circumstances indicate there may be impairment.  We operate in two reportable operating segments - Restaurant/Retail and Government - and goodwill is tested at this level.  Goodwill is assigned to a specific operating segment at the date the goodwill is initially recorded. Once goodwill has been assigned to a specific operating segment, it no longer retains its association with a particular acquisition, and all of the activities within an operating segment, whether acquired or organically grown, are available to support the value of the goodwill.

Goodwill impairment analysis is a two-step test. The first step, used to identify potential impairment, involves comparing each operating segment’s fair value to its carrying value including goodwill. If the fair value of an operating segment exceeds its carrying value, applicable goodwill is considered not to be impaired. If the carrying value exceeds fair value, there is an indication of impairment, at which time a second step would be performed to measure the amount of impairment.  The second step involves calculating an implied fair value of goodwill for each operating segment for which the first step indicated impairment.

We utilize different methodologies in performing its goodwill impairment test.  For both the government and restaurant operating segments, these methodologies include both an income approach, namely a discounted cash flow method, and multiple market approaches and the guideline public company method and quoted price method.  The valuation methodologies and weightings used in the current year are generally consistent with those used in our past annual impairment tests.

The discounted cash flow method derives a value by determining the present value of a projected level of income stream, including a terminal value.  This method involves the present value of a series of estimated future cash flows at the valuation date by the application of a discount rate, one which a prudent investor would require before making an investment in our equity.  We consider this method to be most reflective of a market participant’s view of fair value given the current market conditions, as it is based on our forecasted results and, therefore, established its weighting at 80% of the fair value calculation.

Key assumptions within our discounted cash flow model utilized for its annual impairment test included projected financial operating results, a long-term growth rate of 3% and discount rates ranging from 17.0% to 23.5%, depending on the operating segment.  As stated above, as the discounted cash flow method derives value from the present value of a projected level of income stream, a modification to our projected operating results including changes to the long-term growth rate could impact the fair value.  The present value of the cash flows is determined using a discount rate based on the capital structure and capital costs of comparable public companies, as well as company-specific risk premium, as identified by us.  A change to the discount rate could impact the fair value determination.

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

The public company method and quoted price method of appraisal are based on the premise that pricing multiples of publicly traded companies can be used as a tool to be applied in valuing closely held companies.  The mechanics of the method require the use of the stock price in conjunction with other factors to create a pricing multiple that can be used, with certain adjustments, to apply against the subject’s similar factor to determine an estimate of value for the subject company.  We considered these methods appropriate as they provide an indication of fair value as supported by current market conditions.  We established our weighting at 10% of the fair value calculation for the public company method and quoted price method for both the Restaurant/Retail and Government, operating segments.

The most critical assumption underlying the market approaches we utilized are the comparable companies utilized.  Each market approach described above estimates revenue and earnings multiples based on our comparable companies.  As such, a change to the comparable companies could have an impact on the fair value determination.

The amount of goodwill carried by the Restaurant/Retail and Government segments is $10.3 million and $0.7 million, respectively.  The estimated fair value of the Restaurant/Retail segment exceeds its carrying value by approximately 18%.  The estimated fair value of the government reporting unit is substantially in excess of its carrying value.  There were no goodwill impairment charges recorded for the restaurant and government reporting units for the years ended December 31, 2016 or 2015.

During the year ended December 31, 2015, we sold substantially all of the assets of our hotel/spa technology business operated under PAR Springer-Miller Systems, Inc. (“PSMS”).  The transaction closed on November 4, 2015.  Accordingly, the results of operations of PSMS have been classified as discontinued operations in accordance with Accounting Standards Codification (“ASC”) 205-20, Presentation of Financial Statements – Discontinued Operations.  All prior period amounts have been reclassified to conform to the current period presentation.  See Note 2 – Divestiture and Discontinued Operations - of the Notes to Consolidated Financial Statements for further discussion.  At the time of sale, the hotel/spa reporting unit carried approximately $6.1 million of goodwill. Based on the purchase price, we recorded a $2.4 million impairment of the goodwill to write down the net assets to its fair value and we wrote-off the remaining associated goodwill.

Restaurants:

In deriving our fair value estimates, we utilized key assumptions built on the current core business adjusted to reflect anticipated revenue increases from continued investment in our next generation software.  These assumptions, specifically those included within the discounted cash flow estimate, are comprised of the revenue growth rate, gross margin, operating expenses, working capital requirements, and depreciation and amortization expense.

We utilized annual revenue growth rates ranging between 3% and 23%.  The high-end growth rate reflects our projected revenues resulting from the increased install base of Brink and SureCheck customers.  These software platforms will expand our capabilities into new markets.  We believe these estimates are reasonable given the size of the overall market which we will enter, combined with the projected market share we expect to achieve.  Overall, the projected revenue growth rates ultimately trend to an estimated long term growth rate of 3%.

We utilized gross margin estimates that are reflective of increased recurring revenue from software sold as a service that will exceed historical gross margins achieved.  Estimates of operating expenses, working capital requirements and depreciation and amortization expense utilized for this reporting unit are generally consistent with actual historical amounts, adjusted to reflect its continued investment and projected revenue growth from our core technology platforms.  We believe utilization of actual historical results adjusted to reflect our continued investment in our products is an appropriate basis supporting the fair value of the restaurant reporting unit.

Lastly, we utilized a discount rate of approximately 23.5% for this reporting unit.  This estimate was derived through a combination of current risk-free interest rate data, financial data from companies that PAR has deemed as its competitors, and was based on volatility between our historical financial projections and actual results achieved.

The current economic conditions and the continued volatility in the U.S. and in many other countries in which we operate could contribute to decreased consumer confidence and continued economic uncertainty which may adversely impact our operating performance.  Although we have seen an improvement in the markets which we serve, the continued volatility in these markets could have an impact on purchases of our products, which could result in a reduction of sales, operating income and cash flows.  Reductions in these results could have a material adverse impact on the underlying estimates used in deriving the fair value of our reporting units used in support of our annual goodwill impairment test or could result in a triggering event requiring a fair value re-measurement, particularly if we are unable to achieve the estimates of revenue growth indicated in the preceding paragraphs.  These conditions may result in an impairment charge in future periods.

Government:

The estimated fair value of the Government reporting unit is substantially in excess of its carrying value.  Consistent with prior year methodology, in deriving our fair value estimates, we have utilized key assumptions built on the current core business.  These assumptions, specifically those included within the discounted cash flow estimate, are comprised of the revenue growth rate, gross margin, operating expenses, working capital requirements, and depreciation and amortization expense.

We reconciled the aggregate estimated fair value of the reporting units to the market capitalization of the consolidated Company, including a reasonable control premium noting no impairment as of December 31, 2016, or 2015 was recorded.

Deferred Taxes

We have $17.4 million of deferred tax assets that are reviewed for recoverability and valued accordingly.  These assets are evaluated by using estimates of future taxable income and the impact of tax planning strategies.  Valuations related to tax accruals and assets can be impacted by changes to tax codes, changes in statutory tax rates and our estimates of its future taxable income levels.

New Accounting Pronouncements Not Yet Adopted

See Note 1 – Summary of Significant Accounting Principles - of the Notes to Consolidated Financial Statements (Part IV, Item 15 of this Report) for details.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Not required.

Item 8.	Financial Statements.

PAR’s Consolidated Financial Statements and Notes thereto, together with the report of BDO USA, LLP, are included in Part IV, Item 15 of this Annual Report in response to this Item.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), which are designed to provide reasonable assurances that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer (Chief Executive Officer) and principal financial officer (Chief Financial Officer), as appropriate, to allow timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2016, as a result of the material weaknesses in our internal control over financial reporting previously disclosed in our Quarterly Report on Form 10-Q filed on November 14, 2016, for the fiscal quarter ended September 30, 2016 and described below, which were not remediated as of December 31, 2016. However, it has been determined that no material adjustments, restatements or other amendments to our previously issued financial statements are required.

Our management has concluded that the material weaknesses in our internal control over financial reporting previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, and identified as: insufficient pre-hiring background checks and insufficient pre-approval procedures relating to treasury transactions, have been remediated. To remediate these identified material weaknesses, we implemented a new hiring policy that requires enhanced background checks, including a credit check, for accounting and IT personnel who have access to cash or information systems involving cash, and the retention of a private investigator to conduct background checks of executive officer candidates; and we implemented new treasury policies that, among other things, require the prior approval of the Board of Directors of all investments, and outline required review and approval procedures for anticipated wire transfers, prior to wire initiation. We tested our new policies, and based on the test results, management concluded the material weaknesses have been remediated.

Management’s Annual Report on Internal Control Over Financial Reporting.

Our management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2016, due to the material weaknesses in our internal control over financial reporting discussed below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Internal Investigation; Material Weaknesses.

As previously disclosed, our Audit Committee has been overseeing an internal investigation by outside counsel into import/export and sales documentation activities at our China and Singapore offices. The investigation, with its fact finding phase substantially complete, is focused on whether certain import/export and sales documentation activities at our China and Singapore offices were improper and in possible violation of the U.S. Foreign Corrupt Practices Act, or FCPA, and other applicable laws, and certain of our policies, including our Code of Business Conduct and Ethics.  Based on the investigation findings to date, we discovered  that certain members of our  China and Singapore staff  participated in or were aware of improper activities in China and Singapore, involving the improper bypassing of applicable customs laws of various countries. Those activities included the failure to properly label items for import into various non-U.S. countries, the failure to properly document the declared value of certain items exported to various non-U.S. countries, and  questionable payments made to customs officials in China without sufficient documentation to evidence or confirm the legitimacy of their purpose. The investigation also revealed that certain members of upper management knew or should have known of the questionable conduct in 2015 and early 2016, but failed to take action to prevent or correct such conduct. Our management identified material weaknesses in our internal controls with respect to oversight of our operations in China and Singapore. Such material weaknesses include:

•	a control environment that did not effectively promote, maintain, or support the control consciousness of employees or a culture of adequate and prompt reporting of information internally;

•	the failure to maintain sufficient monitoring activities of consistent global practices and procedures to ensure deviations are detected and corrected on a timely basis; and

•
insufficient policies, procedures, and training with respect to procurement and sales activities, including insufficient documentation involving arrangements with third parties, the import/export and customs laws of international jurisdictions and the FCPA, including deficiencies in our FCPA compliance policy and training program.

Remediation Efforts to Address Material Weaknesses.

As we disclosed in our Form 10-Q for the fiscal quarter ended September 30, 2016, we developed and had begun to implement changes in our internal control over financial reporting to remediate the material weaknesses described above. Since identifying the material weaknesses in our internal controls, we have:

•	made, and will continue to make, as appropriate, personnel changes;

•	begun revamping, updating, and expanding PAR’s Code of Business Conduct and Ethics and overall compliance policies and procedures;

•
begun enhancements to the substance and regularity of our ethics and compliance training both in the U.S. and our foreign offices, including the initiation of company-wide, training of our personnel in applicable laws, rules, and regulations, to be supplemented by global training on our new compliance program once adopted;

•	established regular channels of communication between senior management and local offices;

•	begun to enhance our control environment with respect to sales, procurement, and reporting activities at local offices; and

•	further revised and updated, and we continue to revise and update (as needed), our quarterly accounting and operations questionnaire/certifications.

In addition to the above, we are in the process of developing and implementing a comprehensive compliance program; with the assistance of special counsel to the Audit Committee, that is designed to be appropriate for us in light of our worldwide operations, particularly in geographical areas that present the greatest challenges to regulatory compliance, focused on applicable domestic and international anti-bribery, trade control, and other laws, rules, and regulations; we are enhancing our due diligence process for third party intermediaries, which will include the assistance of an outside vendor; and we are implementing monitoring procedures, including periodic global risk assessments and compliance audits, along with other testing.

While our remediation efforts are well underway, the process requires additional time and resources to complete. We currently plan to have the new compliance program adopted and rolled out in the second fiscal quarter of 2017. Our goal is to complete remedial efforts, including the baseline global risk assessment, in their entirety by the end of the third fiscal quarter of 2017, and to begin testing of  the enhanced controls immediately thereafter.

We caution that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Controls Over Financial Reporting.

In evaluating whether there were any reportable changes in our internal control over financial reporting during the quarter ended December 31, 2016, we determined that, other than the changes described above under “Remediation Efforts to Address Material Weaknesses”, there were no changes in internal control over financial reporting during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, we do anticipate further changes will be implemented to remedy the material weaknesses identified above.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this item will be included in our definitive proxy statement with respect to our 2017 Annual Meeting of Stockholders to be filed with the SEC and is incorporated herein by reference as it appears under the headings, “Proposal 1: Election of Directors”, “Directors and Executive Officers”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Corporate Governance – Code of Business Conduct and Ethics” and “Corporate Governance – Committees – Audit Committee”.

Item 11.	Executive Compensation.

The information required by this item will be included in our definitive proxy statement with respect to our 2017 Annual Meeting of Stockholders to be filed with the SEC and is incorporated herein by reference as it appears under the headings, “Director Compensation” and “Executive Compensation”.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be included in our definitive proxy statement with respect to our 2017 Annual Meeting of Stockholders to be filed with the SEC and is incorporated herein by reference as it appears under the headings, “Executive Compensation – Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management”.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be included in our definitive proxy statement with respect to our 2017 Annual Meeting of Stockholders to be filed with the SEC and is incorporated herein by reference as it appears under the headings, “Transactions with Related Persons” and “Corporate Governance – Director Independence”.

Item 14.	Principal Accounting Fees and Services.

The information required by this item will be included in our definitive proxy statement with respect to our 2017 Annual Meeting of Stockholders to be filed with the SEC and is incorporated herein by reference as it appears under the heading, “Principal Accounting Fees and Services”.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Documents filed as a part of this Annual Report

1.	Financial Statements:

2.	Financial Statement Schedules. Schedules are omitted because they are not required under the applicable accounting regulations of the SEC.

(b)	Exhibits

The information required by the Item is set forth in the Exhibit Index that follows the signature page of this Annual Report.

Item 16.	Form 10-K Summary.

None

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
PAR Technology Corporation
New Hartford, New York

We have audited the accompanying consolidated balance sheets of PAR Technology Corporation and subsidiaries (the “Company”) as of December 31, 2016, and 2015, and the related consolidated statements of operations, comprehensive loss, changes in shareholders’ equity, and cash flow for each of the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PAR Technology Corporation and subsidiaries at December 31, 2016 and 2015, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

New York, New York
April 17, 2017

PAR TECHNOLOGY CORPORATION
CONSOLIDATED BALANCE SHEETS
 (in thousands, except share amounts)

Assets	December 31, 2016	December 31, 2015
Current assets:
Cash and cash equivalents	$9,055	$8,024
Accounts receivable-net	30,705	29,530
Inventories-net	26,237	21,499
Note receivable	3,510	-
Income taxes receivable	261	-
Deferred income taxes	7,767	6,741
Other current assets	4,027	3,431
Assets of discontinued operations	462	377
Total current assets	82,024	69,602
Property, plant and equipment - net	7,035	5,716
Note receivable	-	4,259
Deferred income taxes	9,650	11,038
Goodwill	11,051	11,051
Intangible assets - net	10,966	10,898
Other assets	3,785	3,687
Total Assets	$124,511	$116,251
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$187	$2,103
Accounts payable	16,687	11,729
Accrued salaries and benefits	5,470	5,727
Accrued expenses	4,682	7,644
Customer deposits and deferred service revenue	19,814	10,819
Income taxes payable	-	279
Liabilities of discontinued operations	-	441
Total current liabilities	46,840	38,742
Long-term debt	379	566
Other long-term liabilities	7,712	8,883
Total liabilities	54,931	48,191
Commitments and contingencies
Shareholders’ Equity:
Preferred stock, $.02 par value, 1,000,000 shares authorized	-	-
Common stock, $.02 par value, 29,000,000 shares authorized; 17,479,454 and 17,352,838 shares issued; 15,771,345 and 15,644,729 outstanding at December 31, 2016 and December 31, 2015, respectively	350	347
Capital in excess of par value	46,203	45,753
Retained earnings	32,357	30,574
Accumulated other comprehensive loss	(3,494)	(2,778)
Treasury stock, at cost, 1,708,109 shares	(5,836)	(5,836)
Total shareholders’ equity	69,580	68,060
Total Liabilities and Shareholders’ Equity	$124,511	$116,251

See accompanying Notes to Consolidated Financial Statements

PAR TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
 (in thousands, except per share amounts)

	Year ended December 31,
	2016	2015
Net revenues:
Product	$100,271	$94,397
Service	49,070	46,754
Contract	80,312	87,852
	229,653	229,003
Costs of sales:
Product	73,976	68,223
Service	35,647	33,875
Contract	73,830	81,848
	183,453	183,946
Gross margin	46,200	45,057
Operating expenses:
Selling, general and administrative	31,440	27,374
Research and development	11,581	10,067
Amortization of identifiable intangible assets	966	987
	43,987	38,428

Operating income from continuing operations	2,213	6,629
Other income (expense), net	1,316	(800)
Interest income (expense)	121	(308)
Income from continuing operations before provision for income taxes	3,650	5,521
Provision for income taxes	(1,147)	(1,500)
Income from continuing operations	2,503	4,021
Discontinued operations
Loss on discontinued operations (net of tax)	(720)	(4,912)
Net income (loss)	$1,783	$(891)
Basic Earnings per Share:
Income from continuing operations	0.16	0.26
Loss from discontinued operations	(0.05)	(0.32)
Net income (loss)	$0.11	$(0.06)
Diluted Earnings per Share:
Income from continuing operations	0.16	0.26
Loss from discontinued operations	(0.05)	(0.32)
Net income (loss)	$0.11	$(0.06)
Weighted average shares outstanding
Basic	15,675	15,562
Diluted	15,738	15,666

See accompanying Notes to Consolidated Financial Statements

PAR TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year ended December 31,
	2016	2015

Net income (Loss)	$1,783	$(891)
Other comprehensive loss net of applicable tax:
Foreign currency translation adjustments	(716)	(1,462)
Comprehensive income (Loss)	$1,067	$(2,353)

See accompanying Notes to Consolidated Financial Statements

PAR TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(in thousands)

	Common Stock		Capital in excess of	Retained	Accumulated Other Comprehensive	Treasury Stock		Total Shareholders’
(in thousands)	Shares	Amount	Par Value	Earnings	Loss	Shares	Amount	Equity

Balances at December 31, 2014	17,275	$346	$44,854	$31,465	$(1,316)	(1,708)	$(5,836)	$69,513

Net loss				(891)				(891)
Issuance of common stock upon the exercise of stock options	94	2	472					474
Net issuance of restricted stock awards	(17)	(1)						(1)
Equity based compensation	-	-	487					487
Stock options and awards tax benefits			(60)					(60)
Translation adjustments, net of tax of $476					(1,462)			(1,462)
Balances at December 31, 2015	17,352	$347	$45,753	$30,574	$(2,778)	(1,708)	$(5,836)	$68,060

Net income				1,783				1,783
Issuance of common stock upon the exercise of stock options	5	1	26					27
Net issuance of restricted stock awards	122	2						2
Equity based compensation			469					469
Stock options and awards tax benefits			(45)					(45)
Translation adjustments, net of tax of $944					(716)			(716)
Balances at December 31, 2016	17,479	$350	$46,203	$32,357	$(3,494)	(1,708)	$(5,836)	$69,580

See accompanying Notes to Consolidated Financial Statements

PAR TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,
	2016		2015
Cash flows from operating activities:
Net income (Loss)		$1,783	$(891)
Loss from discontinued operations		720	4,912
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Insurance (recovery) loss on investment		(771)	776
Depreciation, amortization, and accretion		4,624	3,070
Provision for bad debts		401	772
Provision for obsolete inventory		1,249	1,293
Equity based compensation		469	487
Change in fair value of contingent consideration		(1,130)	90
Deferred income tax		708	(1,910)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable		(1,576)	(628)
Inventories		(5,987)	3,136
Income tax receivable/(payable)		(540)	(196)
Other current assets		(248)	587
Other assets		(194)	(644)
Accounts payable		4,958	(7,529)
Accrued expenses		(2,023)	214
Customer deposits		9,032	(1,062)
Deferred service revenue		(37)	251
Other long-term liabilities		(41)	(54)
Deferred tax equity based compensation		(45)	(60)
Net cash provided by operating activities-continuing operations		11,352	2,614
Net cash used in operating activities-discontinued operations		(356)	(2,020)
Net cash provided by operating activities		10,996	594
Cash flows from investing activities:
Capital expenditures		(3,433)	(1,705)
Capitalization of software costs		(2,685)	(2,148)
Investment expenditure		-	(776)
Proceeds from sale of business		-	12,100
Working capital adjustment paid		(977)	-
Net cash (used in) provided by investing activities-continuing operations		(7,095)	7,471
Net cash used in investing activities-discontinued operations		-	(1,046)
Net cash (used in) provided by investing activities		(7,095)	6,425
Cash flows from financing activities:
Payments of long-term debt		(181)	(173)
Payments of other borrowings		(214,980)	(222,156)
Proceeds from other borrowings		214,980	217,156
Payments for deferred acquisition obligations		(2,000)	(3,000)
Proceeds from stock awards		27	473
Net cash used in financing activities		(2,154)	(7,700)
Effect of exchange rate changes on cash and cash equivalents		(716)	(1,462)
Net increase (decrease) in cash and cash equivalents		1,031	(2,143)
Cash and cash equivalents at beginning of period		8,024	10,167
Cash and cash equivalents at end of period		9,055	8,024
Less cash and cash equivalents of discontinued operations at end of period		-	-
Cash and cash equivalents of continuing operations at end of period		$9,055	$8,024

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest		$94	$206
Income taxes, net of refunds		$714	$310

Supplemental disclosures of non-cash information:
Sale of business through note receivable	$		$4,259

See accompanying Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Summary of Significant Accounting Policies

Basis of consolidation

The consolidated financial statements include the accounts of PAR Technology Corporation and its subsidiaries (ParTech, Inc., ParTech (Shanghai) Company Ltd., PAR Springer-Miller Systems, Inc., Springer-Miller Canada, ULC, PAR Canada ULC, Brink Software, Inc., PAR Government Systems Corporation and Rome Research Corporation), collectively referred to as the “Company.” All significant intercompany transactions have been eliminated in consolidation.

During fiscal year 2015, the Company entered into an asset purchase agreement to sell substantially all of the assets of our Hotel/Spa technology business operated under PAR Springer-Miller Systems, Inc. (“PSMS”).  The transaction closed on November 4, 2015.  Accordingly, the results of operations of PSMS have been classified as discontinued operations in accordance with Accounting Standards Codification (“ASC”) 205-20, Presentation of Financial Statements – Discontinued Operations.  All prior period amounts have been reclassified to conform to the current period presentation.  See Note 2 – Divestiture and Discontinued Operations - in the Notes to Consolidated Financial Statements for further discussion.

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

Contingent Consideration

The Company determines the acquisition date fair value of contingent consideration using a discounted cash flow method, with significant inputs that are not observable in the market and thus represents a Level 3 fair value measurement as defined in ASC Topic 820, Fair Value Measurement.  The significant inputs in the Level 3 measurement not supported by market activity included the Company’s probability assessments of expected future cash flows related to the Company’s acquisition of Brink Software Inc. during the contingent consideration period, appropriately discounted considering the uncertainties associated with the obligation, and calculated in accordance with the terms of the definitive agreement.  The liabilities for the contingent consideration are established at the time of the acquisition and will be evaluated on a quarterly basis based on additional information as it becomes available.  Any change in the fair value adjustment is recorded in the earnings of that period.  During 2016, we recorded a $1.1 million adjustment to decrease the fair value of our contingent consideration related to the acquisition of Brink Software Inc., versus a $0.1 million adjustment to increase the fair value during 2015.  This is reflected within other expense on the statement of operations. Changes in the fair value of the contingent consideration obligations may result from changes in probability assumptions with respect to the likelihood of achieving the various contingent payment obligations. Significant increases or decreases in the inputs noted above in isolation would result in a significantly lower or higher fair value measurement.

Revenue recognition policy

Restaurant/Retail Contracts

Our Restaurant/Retail segment’s revenues consist of sales of the Company’s standard POS system to the Restaurant/Retail segment. We derive revenue from the following sources: (1) hardware sales, (2) software license agreements, including perpetual licenses and software as a service, (3) professional services, (4) hosting services and (5) post-contract customer support (“PCS”).

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

Software

Revenue recognition on software sales generally occurs upon delivery to the customer, when persuasive evidence of an arrangement exists, the price is fixed or determinable, and collectability is reasonably assured.  For software sales sold as a perpetual license, typically our Pixel software offering, where the Company is the sole party that has the proprietary knowledge to install the software, revenue is recognized upon installation and when the system is ready to go live.

Service

Service revenue consists of installation and training services, field and depot repair, subscription software products, associated software maintenance, and software related hosted services.  Installation and training service revenue are based upon standard hourly/daily rates as well as contracted prices with the customer, and revenue is recognized as the services are performed.  Support maintenance and field and depot repair are provided to customers either on a time and materials basis or under a maintenance contract.  Services provided on a time and materials basis are recognized as the services are performed.  Service revenues from maintenance contracts are recorded as deferred revenue when billed to and collected from the customer and are recognized ratably over the underlying contract period.  Software sold as a service with our Brink and SureCheck software offerings, is recorded as deferred revenue when billed and collected and recognized ratably over the contract term.

The Company frequently enters into multiple-element arrangements with our customers including hardware, software, professional consulting services and maintenance support services. For arrangements involving multiple deliverables, when deliverables include software and non-software products and services, we evaluate and separate each deliverable to determine whether it represents a separate unit of accounting based on the following criteria: (a) the delivered item has value to the customer on a stand-alone basis; and (b) if the contract includes a general right of return relative to the delivered item, delivery or performance of the undelivered items is considered probable and substantially in the control of PAR.

Multiple element arrangements which include hardware, service, and software offerings are separated based upon the stand-alone price for each individual hardware, service, or software sold in the arrangement irrespective of the combination of products and services which are included in a particular arrangement.  As such, overall consideration is allocated to each unit of accounting based on the unit’s relative selling prices. In such circumstances, the Company uses a hierarchy to determine the selling price to be used for allocating revenue to each deliverable: (i) vendor-specific objective evidence of selling price (VSOE), (ii) third-party evidence of selling price (TPE), and (iii) best estimate of selling price (BESP). VSOE generally exists only when the Company sells the deliverable separately and is the price actually charged by the Company for that deliverable. The Company uses BESP to allocate revenue when we are unable to establish VSOE or TPE of selling price. BESP is primarily used for elements such as products that are not consistently priced within a narrow range. The Company determines BESP for a deliverable by considering multiple factors including product and customer class, geography, average discount, and management’s historical pricing practices. Amounts allocated to the delivered hardware and software elements are recognized at the time of sale provided the other conditions for revenue recognition have been met. Amounts allocated to the undelivered maintenance and other services elements are recognized as the services are provided or on a straight-line basis over the service period. In certain instances, customer acceptance is required prior to the passage of title and risk of loss of the delivered products. In such cases, revenue is not recognized until the customer acceptance is obtained. Delivery and acceptance generally occur in the same reporting period.

Software elements, generally software PCS, and professional services revenue are recognized in accordance with authoritative guidance on software revenue recognition.  For the software and software-related elements of such transactions, revenue is allocated based on the relative fair value of each element, and fair value is determined by vender specific objective evidence, where available.  If VSOE is not available for all elements, we will use the residual method to separate the elements as long as we have VSOE for the undelivered elements.  If we cannot objectively determine the fair value of any undelivered element included in such multiple-element arrangements, we defer the revenue until all elements are delivered and services have been performed, or until fair value can objectively be determined for any remaining undelivered elements.

Government Contracts

The Company’s contract revenues generated by the Government segment result primarily from contract services performed for the U.S. Government under a variety of cost-plus fixed fee, time-and-material, and fixed-price contracts.  Revenue on cost-plus fixed fee contracts is recognized based on allowable costs for labor hours delivered, as well as other allowable costs plus the applicable fee.  Revenue on time and material contracts is recognized by multiplying the number of direct labor hours delivered in the performance of the contract by the contract billing rates and adding other direct costs as incurred.  Revenue from fixed-price contracts is recognized as labor hours are delivered which approximates the straight-line basis of the life of the contract. The Company’s obligation under these contracts is to provide labor hours to conduct research or to staff facilities with no other deliverables or performance obligations.  Anticipated losses on all contracts are recorded in full when identified.  Unbilled accounts receivable is stated in the Company’s consolidated financial statements at their estimated realizable value.  Contract costs, including indirect expenses, are subject to audit and adjustment through negotiations between the Company and U.S. Government representatives.

Warranty Provisions

Warranty provisions for product warranties are recorded in the period in which the Company becomes obligated to honor the related right, which generally is the period in which the related product revenue is recognized. The Company accrues warranty reserves based upon historical factors such as labor rates, average repair time, travel time, number of service calls per machine and cost of replacement parts. When a sale is consummated, a warranty reserve is recorded based upon the estimated cost to provide the service over the warranty period.

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

Other long-term liabilities

Other long-term liabilities represent amounts owed to certain employees who are participants in the Company’s Deferred Compensation Plan and the estimated fair value of the contingent consideration payable related to the Brink Software Inc. acquisition. During 2016, we recorded a $1.1 million adjustment to decrease the fair value of our contingent consideration related to the acquisition of Brink Software Inc., versus a $0.1 million adjustment to increase the fair value during 2015.  This is reflected within other expense on the statement of operations. Changes in the fair value of the contingent consideration obligations may result from changes in probability assumptions with respect to the likelihood of achieving the various contingent payment obligations.

Foreign currency

The assets and liabilities for the Company’s international operations are translated into U.S. dollars using year-end exchange rates. Income statement items are translated at average exchange rates prevailing during the year. The resulting translation adjustments are recorded as a separate component of shareholders’ equity under the heading Accumulated Other Comprehensive Income (Loss).  Exchange gains and losses on intercompany balances of permanently invested long-term loans are also recorded as a translation adjustment and are included in Accumulated Other Comprehensive Loss.  Foreign currency transaction gains and losses are recorded in other income in the accompanying statements of operations.

Other income (expense)

The components of other (expense) income from continuing operations for the two years ending December 31 are as follows:

	Year ended December 31 (in thousands)
	2016	2015

Foreign currency loss	$(24)	$(193)
Rental (loss) income-net	(662)	264
Insurance recovery / investment write off	771	(776)
Fair value adjustment contingent consideration	1,130	(90)
Other	101	(5)
Income (expense)	$1,316	$(800)

During 2016, we recorded a $1.1 million adjustment to decrease the fair value of its contingent consideration related to the acquisition of Brink Software Inc.  In addition, we recorded an insurance recovery of $0.8 million in 2016 relating to the unauthorized transfers of the Company's funds by its former chief financial officer. Also, during 2016, the Company incurred a net loss on rental contracts of approximately $0.7 million. During 2015, the investment write-off of $0.8 million represents the write-off of unauthorized investments that were made in contravention of the Company’s policies and procedures involving the Company’s funds. The unauthorized investments occurred during the period between September 25, 2015 and November 6, 2015.

Identifiable intangible assets

The Company’s identifiable intangible assets represent intangible assets acquired from the Brink Software Inc. acquisition as well as internally developed software costs.  The Company capitalizes certain costs related to the development of computer software used in its Restaurant/Retail segment. Software development costs incurred prior to establishing technological feasibility are charged to operations and included in research and development costs.  The technological feasibility of a computer software product is established when the Company has completed all planning, designing, coding, and testing activities that are necessary to establish that the product can be produced to meet its design specifications including functions, features, and technical performance requirements. Software development costs incurred after establishing feasibility (as defined within ASC 985-20 for software cost related to sold as a perpetual license and ASC-350-40 for software sold as a service) are capitalized and amortized on a product-by-product basis when the product is available for general release to customers.  Software costs capitalized within continuing operations during the periods ended December 31, 2016 and 2015 were $2.7 million and $2.1 million, respectively.

Annual amortization, charged to cost of sales when the product is available for general release to customers, is computed using the greater of (a) the straight-line method over the remaining estimated economic life of the product, generally three to seven years or (b) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product.  Amortization of capitalized software costs from continuing operations amounted to $1.1 million and $0.8 million, in 2016 and 2015, respectively.  The Company assessed its recoverability of capitalized software assets noting an impairment charge of $0.5 million to accelerate one of its software modules.  There was no impairment charge recorded as of December 31, 2015.

The components of identifiable intangible assets, excluding discontinued operations, are:

	December 31, (in thousands)
	2016	2015	Estimated Useful Life
Acquired and internally developed software costs	$15,884	$13,702	3 - 7 years
Customer relationships	160	160	7 years
Non-compete agreements	30	30	1 year
	16,074	13,892
Less accumulated amortization	(5,508)	(3,394)
	$10,566	$10,498
Trademarks, trade names (non-amortizable)	400	400	N/A
	$10,966	$10,898

The expected future amortization of these intangible assets assuming straight-line amortization of capitalized software costs and acquisition related intangibles is as follows (in thousands):

2017	$2,219
2018	2,054
2019	1,616
2020	1,396
2021	1,031
Thereafter	2,250
Total	$10,566

The Company has elected to test for impairment of indefinite lived intangible assets during the fourth quarter of its fiscal year.  To value the indefinite lived intangible assets, the Company utilizes the royalty method to estimate the fair values of the trademarks and trade names.  During 2016, the Company recorded an impairment charge of $0.5 million to accelerate one of its software modules.  There was no impairment charge recorded as of December 31, 2015.

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

The following is a reconciliation of the weighted average shares outstanding for the basic and diluted earnings per share computations (in thousands, except share and per share data):

	December 31,
	2016	2015
Income from continuing operations	$2,503	$4,021

Basic:
Shares outstanding at beginning of year	15,645	15,592
Weighted average shares issued (cancelled) during the year, net	30	(30)
Weighted average common shares, basic	15,675	15,562
Income from continuing operations per common share, basic	$0.16	$0.26

Diluted:
Weighted average common shares, basic	15,675	15,562
Dilutive impact of stock options and restricted stock awards	63	104
Weighted average common shares, diluted	15,738	15,666
Income from continuing operations per common share, diluted	$0.16	$0.26

At December 31, 2016 and 2015 there were 38,000 and 112,000 incremental shares, respectively, from the assumed exercise of stock options that were excluded from the computation of diluted earnings per share because of the anti-dilutive effect on earnings per share.  There were no restricted stock awards excluded from the computation of diluted earnings per share for each of the fiscal years ended December 31, 2016 and 2015.

Goodwill

The Company tests goodwill for impairment on an annual basis, which is on the first day of the fourth quarter, or more often if events or circumstances indicate there may be impairment.  The Company operates in two reportable operating segments - Restaurant/Retail and Government.  Goodwill impairment testing is performed at the sub-segment level (referred to as a reporting unit).  The two reporting units utilized by the Company are: Restaurant/Retail, and Government.  Goodwill is assigned to reporting units at the date the goodwill is initially recorded. Once goodwill has been assigned to reporting units, it no longer retains its association with a particular acquisition, and all of the activities within a reporting unit, whether acquired or organically grown, are available to support the value of the goodwill.  The amount outstanding for goodwill within continuing operations was $11.1 million at December 31, 2016 and 2015.  There was no impairment of goodwill for the periods ending December 31, 2016 or 2015.

Impairment of long-lived assets

The Company evaluates the accounting and reporting for the impairment of long-lived assets in accordance with the reporting requirements of ASC 360-10, Accounting for the Impairment or Disposal of Long-Lived Assets.  The Company will recognize impairment of long-lived assets or asset groups if the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to such assets.  If the carrying value of a long-lived asset or asset group is considered impaired, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset or asset group for assets to be held and used, or the amount by which the carrying value exceeds the fair market value less cost to sell for assets to be sold.  During 2016, the Company recorded an impairment charge of $0.5 million to accelerate one of its software modules.  There was no impairment charge recorded as of December 31, 2015.

Reclassifications

Amounts in prior years’ consolidated financial statements are reclassified whenever necessary to conform to the current year’s presentation. The results of operations of PSMS have been classified as discontinued operations in accordance with Accounting Standards Codification (“ASC”) 205-20, Presentation of Financial Statements – Discontinued Operations.  All prior period amounts have been reclassified to conform to the current period presentation.  See Note 3 – Discontinued Operations - in the Notes to Consolidated Financial Statements for further discussion.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In March 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-09 to simplify several aspects of the accounting for employee share-based payment transactions standard, including the classification of excess tax benefits and deficiencies and the accounting for employee forfeitures. The guidance is effective for the Company beginning in the first quarter of 2017 at which time we will adopt.  The updates to the accounting standard will include the following:

•
Excess tax benefits and deficiencies will no longer be recognized as a change in additional paid-in-capital in the equity section of the balance sheet, instead they are to be recognized in the income statement as a tax expense or benefit. In the statement of cash flows, excess tax benefits and deficiencies will no longer be classified as a financing activity, instead they will be classified as an operating activity.  The impact of this change in accounting to future periods cannot be estimated, as it is dependent upon several variables not in control of the Company, such as the future timing and amount of employee option exercises, restricted stock vesting and the Company’s future stock price.

•
Entities will have the option to continue to reduce share-based compensation expense during the vesting period of outstanding awards for estimated future employee forfeitures or they may elect to recognize the impact of forfeitures as they actually occur.  The Company will continue to reduce the share-based compensation expense during the vesting period of outstanding awards for estimated future forfeitures.

•	The ASU also provides new guidance to other areas of the standard including minimum statutory tax withholding rules and the calculation of diluted common shares outstanding.

Adoption approach varies based on the amendment topic and the Company does not expect a significant impact at this time.

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

In November 2015, the FASB issued new guidance related to the balance sheet classification of deferred taxes.  This standard requires an entity to classify all deferred tax assets, along with any valuation allowance, as noncurrent on the balance sheet. As a result, each jurisdiction will have one net noncurrent deferred tax asset or liability.  The new standard is effective for the Company for fiscal years beginning after December 15, 2016.  The adoption of this standard in Q1 2017, which will be applied prospectively, is not expected to have a material impact on the Company’s consolidated financial statements.

In July 2015, the FASB issued new guidance related to the measurement of inventory.  This standard changes the inventory valuation method from the lower of cost or market to the lower of cost or net realizable value for inventory valued under the first-in, first-out or average cost methods.  The new standard is effective for the Company beginning in Q1 of 2017, and requires prospective adoption.  We do not anticipate the adoption will have a material impact on the Company’s consolidated financial statements.

In August 2014, the FASB issued new guidance related to disclosures around going concern, including management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related disclosures when conditions or events raise substantial doubt about an entity’s ability to continue as a going concern. The new standard is effective for the Company beginning in Q1 2017, with early adoption permitted although the Company did not early adopt. The impact of adopting this guidance on January 1, 2017 is not expected to have a material impact on our consolidated financial statements.

In May 2014, the FASB amended the existing accounting standards for revenue recognition. The amendments are based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized.  The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers.  In July 2015, the FASB affirmed its proposal of a one-year deferral of the effective date of the new revenue standard.  As a result, the new guidance will be effective for the Company beginning in Q1 2018. The amendments may be applied retrospectively to each prior period presented or with the cumulative effect recognized as of the date of initial application. PAR is currently evaluating the impact of these amendments and plans not to early adopt and to adopt in 2018.  In the second quarter of 2017, we will commence a project to assess the potential impact of the new standard on our consolidated financial statements and related disclosures.  This project will also include the assessment and enhancement of our internal processes and systems to address the new standard.  At this time, we have not yet selected a transition method.

Recently Adopted Accounting Pronouncements

None noted in prior two years.

Note 2 — Divestiture and Discontinued Operations

On November 4, 2015, ParTech, Inc. (“PTI”), a wholly owned subsidiary of PAR Technology Corporation, PAR Springer-Miller Systems, Inc. (“PSMS”), Springer-Miller International, LLC (“SMI”), and Springer-Miller Canada, ULC (“SMC”) (PTI, PSMS, SMI and SMC are collectively referred to herein as the “Group”), entered into an asset purchase agreement (the “APA”)  with Gary Jonas Computing Ltd., SMS Software Holdings LLC, and Jonas Computing (UK) Ltd. (the “Purchasers”),   each of which is an affiliate of the Jonas Software Group of Constellation Software Inc. of Toronto, Ontario,  for the sale of substantially all of the assets of PSMS. Total consideration to be received from the sale is $16.6 million in cash (the “Base Purchase Price”), with $12.1 million received at the time of closing, and $4.5 million receivable eighteen months after the closing date, a portion of which amount will be available to pay certain indemnification obligations of the group, and/or adjusted based on the net tangible asset calculation, as defined in the APA  The estimated fair value of the remaining portion of the note receivable, less any estimated working capital adjustments, due on May 4, 2017 is approximately $3.5 million and is included within current assets in the Company consolidated balance sheets.  During 2016, the Company reduced the receivable by $0.9 million based on the terms of the net tangible asset calculation as the working capital shortfall was greater than previously estimated.

In addition to the base purchase price, contingent consideration of up to $1.5 million could be received by the Company based on achievement of certain agreed-upon revenue and earnings targets for calendar years 2016 through 2018, as set forth in the APA.  As of December 31, 2016, the Company has not recorded any amount associated with this contingent consideration as we do not believe achievement of the related targets is probable.

Summarized financial information for the Company’s discontinued operations is as follows (in thousands):

	December 31, (in thousands)
	2016	2015
Assets
Other current assets	$462	$377
Assets of discontinued operation	$462	$377

Liabilities
Accrued salaries and benefits	$-	$441
Liabilities of discontinued operation	$-	$441

Summarized financial information for the Company’s discontinued operations is as follows (in thousands):

	December 31, (in thousands)
	2016	2015

Total revenues	$-	$14,545

Loss from discontinued operations before income taxes	$(1,131)	$(5,702)
Loss on disposition	-	(2,408)
Benefit from income taxes	411	3,198
Loss from discontinued operations, net of taxes	$(720)	$(4,912)

During 2016, the Company recognized a loss on discontinued operations of $0.7 million (net of tax) mainly due to a reduction of the note receivable of $0.6 million (net of tax) and $0.1 million (net of tax) adjustment due to a loss on foreign currency exposure.   The reduction of the note receivable is reflected in the Company’s earnings for 2016 and will reduce the amount the Company aniticipates collecting on May 4, 2017 to $3.5 million.

In addition to the adjustments above, the Company paid a $1.0 million working capital adjustment, of which $0.9 million was included in accrued expenses at December 31, 2015, that resulted in a loss (net of tax) of $26,000.  The working capital payment was estimated and paid as it was defined in the Springer-Miller APA.

Note 3 — Accounts Receivable, net

The Company’s net accounts receivable consists of, excluding discontinued operations:

	December 31, (in thousands)
	2015	2015
Government segment:
Billed	$6,779	$9,400
Advanced billings	(1,599)	(1,266)
	5,180	8,134
Hospitality segment:
Accounts receivable - net	25,525	21,396
	$30,705	$29,530

At December 31, 2016 and 2015, the Company had recorded allowances for doubtful accounts of $0.9 million and $0.9 million, respectively, against Restaurant/Retail segment accounts receivable.  Write-offs of accounts receivable during fiscal years 2016 and 2015 were $0.3 million and $0.4 million, respectively.  The provision for doubtful accounts recorded in the consolidated statements of operations was $0.4 million and $0.8 million in 2016 and 2015, respectively.

Note 4 — Inventories, net

Inventories are used in the manufacture and service of Restaurant/Retail products.  The components of inventory, net consist of the following, excluding discontinued operations:

	December 31, (in thousands)
	2016	2015
Finished Goods	$9,423	$8,775
Work in process	443	402
Component parts	10,386	5,068
Service parts	5,985	7,254
	$26,237	$21,499

At December 31, 2016 and December 31, 2015, the Company had recorded inventory reserves of $9.2 million and $8.8 million, respectively, against Restaurant/Retail inventories, which relates primarily to service parts.

Note 5 — Property, Plant and Equipment

The components of property, plant and equipment, excluding discontinued operations, are:

	December 31, (in thousands)
	2016	2015
Land	$253	$253
Building and improvements	5,816	5,645
Rental property	5,345	5,330
Furniture and equipment	13,890	11,804
	25,304	23,032
Less accumulated depreciation	(18,269)	(17,316)
	$7,035	$5,716

The estimated useful lives of buildings and improvements and rental property are twenty to twenty-five years.  The estimated useful lives of furniture and equipment range from three to eight years.  Depreciation expense from continuing operations was $2.1 million and $1.1 million for 2016 and 2015, respectively.

The Company leases a portion of its headquarters facility to various tenants.  Net rent received from these leases totaled $0.3 million and $0.3 million for 2016 and 2015, respectively.  Future minimum rent payments due to the Company under these lease arrangements are approximately $0.2 million, and $0.1 million 2017 and 2018, respectively.

The Company leases office space under various operating leases. Rental expense from continuing operations on operating leases was approximately $1.6 million and $1.4 million for 2016 and 2015, respectively.  Future minimum lease payments under all non-cancelable operating leases are (in thousands):

2017	1,360
2018	1,109
2019	895
2020	328
2021	208
Thereafter	503
$4,403

Note 6 — Debt

On November 29, 2016, the Company entered into a Credit Agreement (the “Credit Agreement”) by and among the Company, as the Borrower thereunder, together with certain of the Company’s US subsidiaries, as “Loan Guarantors” (together with the Company, the “Loan Parties”), and JPMorgan Chase Bank, N.A., as the “Lender”. The Credit Agreement provides for revolving loans in an aggregate principal amount of up to $15.0 million to be made available to the Company; availability at any time being equal to the lesser of (i) $15.0 million and (ii) a borrowing base (equal to the sum of 80% eligible accounts, 50% eligible raw materials inventory and 35% eligible finished goods inventory, with no more than 50% of total eligible inventory included in the borrowing base), less the aggregate principal amount outstanding (the “Credit Facility”). Interest accrues on outstanding principal balances at an applicable rate per annum determined, as of the end of each fiscal quarter of the Company, by reference to the CBFR Spread or the Eurodollar Spread based on the Company’s consolidated indebtedness ratio as at the determination date. The Credit Facility replaces the Company’s asset-based credit agreement dated September 9, 2014 with JPMorgan Chase, N.A. (the “2014 ABL Credit Agreement”) and a portion of the proceeds of the Credit Facility were used to pay-off all indebtedness outstanding under the Company’s 2014 ABL Credit Agreement.

The Credit Facility matures three (3) years from the date of the Credit Agreement and is guaranteed by the Loan Guarantors. The Credit Facility is secured by substantially all of the assets of the Company and of the other Loan Parties; provided, that the Credit Facility is not secured by any liens on more than 65% of the voting stock of the Company’s foreign subsidiaries. The Credit Agreement contains representations and warranties and affirmative and negative covenants that are usual and customary, including representations, warranties and covenants that, among other things, restrict the ability of the Company and its subsidiaries to incur additional indebtedness, incur or permit to exist liens on assets, make investments, loans, advances, guarantees and acquisitions, consolidate or merge with or into any other company, engage in asset sales and pay dividends and make distributions. The Credit Agreement requires that the Company’s consolidated indebtedness ratio at the end of each of its fiscal quarters to be greater than 3.0 to 1.0 and maintain a fixed charge coverage ratio of not less than 1.15 to 1.0 for the Company’s fiscal quarter ending December 31, 2016 (to be tested only in the event the Company’s total consolidated indebtedness equaled or exceeded $5.0 million at the end of such fiscal quarter) and 1.25 to 1.0 for the quarter ending March 31, 2017 and each quarter thereafter. Obligations under the Credit Agreement may be accelerated upon certain customary events of default (subject to grace periods, as appropriate), including among others: nonpayment of principal, interest or fees; breach of the affirmative or negative covenants; breach of the representations or warranties in any material respect; event of default under, or acceleration of, other material indebtedness; bankruptcy or insolvency; material judgments entered against the Company or any of its subsidiaries; invalidity or unenforceability of any collateral documentation associated with the Credit Facility; and a change of control of the Company there was no outstanding balance on the line of credit at December 31, 2016.   The Company was in compliance with these covenants as of December 31, 2016.

In addition to the Credit Facility, the Company has a mortgage loan, collateralized by certain real estate, with a balance of $0.6 million and $0.7 million as of December 31, 2016 and 2015, respectively.  This mortgage matures on November 1, 2019.  The Company’s interest rate is fixed at 4.00% through the maturity date of the loan.  The annual mortgage payment including interest through November 1, 2019 totals $0.2 million.

In connection with the acquisition of Brink Software on September 18, 2014, the Company recorded indebtedness to the former owners of Brink under the stock purchase agreement.  As of December 31, 2016 and 2015, the principal balance of the note payable was zero and $2.0 million and it had a carrying value of zero and $4.8 million, respectively.  The carrying value was based on the note’s estimated fair value at the time of acquisition.  The note did not bear interest and repayment terms are $3.0 million, which was paid on the first anniversary of close, September 18, 2015, and $2.0 million payable on the second anniversary of close, which was paid in September 2016.

The Company’s future principal payments under the stock purchase agreement and our mortgage are as follows (in thousands):

	Total	Less Than 1 Year	1-3 Years	3 - 5 Years	More than 5 Years
Debt obligations	$566	$187	$379	$-	$-
Operating lease	4,403	1,360	2,004	536	503
Total	$4,969	$1,547	$2,383	$536	$503

Note 7 — Stock Based Compensation

The Company recognizes all stock-based compensation to employees and directors, including grants of employee stock options and restricted stock awards, in the financial statements as compensation cost over the vesting period based on their fair value on the date of grant.  Total stock-based compensation expense included in selling, general and administrative expense in 2016 and 2015 was $0.5 million and $0.5 million, respectively.  The amount recorded for the twelve months ended December 31, 2016 and 2015 was recorded net of benefits of $0.3 million and $0.2 million, as the result of forfeitures of unvested stock awards prior to the completion of the requisite service period.  The amount of total stock based compensation includes $0.1 million and $0.2 million in 2016 and 2015, respectively, relating to restricted stock awards.  No compensation expense has been capitalized during 2016 and 2015.

The Company has reserved 1.0 million shares under its 2015 Equity Incentive Plan (“EIP”).  Stock options under this Plan may be incentive stock options or nonqualified stock options. The Plan also provides for restricted stock awards, including performance based awards.  Stock options are nontransferable other than upon death.  Option grants generally vest over a one to three year period after the grant and typically expire ten years after the date of the grant. The EIP provides for the grant of several different forms of stock-based compensation, including stock options to purchase shares of PAR common stock. The Compensation Committee of the Board of Directors (Compensation Committee) has discretion to determine the material terms and conditions of option awards under the EIP, provided that (i) the exercise price must be no less than the fair market value of PAR common stock (defined as the closing price) on the date of grant, (ii) the term must be no longer than ten years, and (iii) in no event shall the normal vesting schedule provide for vesting in less than one year. Other terms and conditions of an award of stock options will be determined by the Compensation Committee as set forth in the agreement relating to that award. The Compensation Committee has authority to administer the EIP.

Information with respect to stock options included within this plan is as follows:

	No. of Shares (in thousands)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2015	933	$5.14	$1,579
Options granted	133	5.48
Options exercised	(5)	5.32
Forfeited and cancelled	(82)	4.85
Expired	(30)	4.63
Outstanding at December 31, 2016	949	$5.22	$264
Vested and expected to vest at December 31, 2016	1,062	$5.26	$260
Total shares exercisable as of December 31, 2016	397	$5.22	$111
Shares remaining available for grant	701

The weighted average grant date fair value of options granted during the years 2016 and 2015 was $1.81 and $1.44, respectively.  The total intrinsic value of options exercised during the year ended December 31, 2016 was $5,800. The total intrinsic value of options exercised during the year ended December 31, 2015 was $119,000.  New shares of the Company’s common stock are issued as a result of stock option exercises in 2016 and for options exercised in 2015. The fair value of options at the date of the grant was estimated using the Black-Scholes model with the following assumptions for the respective period ending December 31:

	2016	2015

Expected option life	5.7 years	5.1 years
Weighted average risk-free interest rate	1.3%	1.6%
Weighted average expected volatility	33%	30%
Expected dividend yield	0%	0%

For the years ended December 31, 2016 and 2015, the expected option life was based on the Company’s historical experience with similar type options.  Expected volatility is based on historical volatility levels of the Company’s common stock over the preceding period of time consistent with the expected life.  The risk-free interest rate is based on the implied yield currently available on U.S. Treasury zero coupon issues with a remaining term equal to the expected life.  Stock options outstanding at December 31, 2016 are summarized as follows:

Range of Exercise Prices	Number Outstanding (in thousands)	Weighted Average Remaining Life	Weighted Average Exercise Price

$4.72 - $7.08	1,082	7.52 years	$5.26

At December 31, 2016, the aggregate unrecognized compensation cost of unvested equity awards, as determined using a Black-Scholes option valuation model, was $0.5 million (net of estimated forfeitures) which is expected to be recognized as compensation expense in fiscal years 2017 through 2019. The Company has not paid cash dividends on its common stock, and the Company presently intends to continue to retain earnings for reinvestment in growth opportunities.  Accordingly, it is anticipated no cash dividends will be paid in the foreseeable future.

Current year activity with respect to the Company’s non-vested restricted stock awards is as follows:

Non-vested restricted stock awards (in thousands)	Shares	Weighted Average grant- date fair value
Balance at January 1, 2016	85	$5.13
Granted	168	5.23
Vested	(44)	4.94
Forfeited and cancelled	(46)	5.31
Balance at December 31, 2016	163	$5.22

The EIP also provides for the issuance of restricted stock, as well as restricted stock units.   These types of awards can have either service based or performance based vesting with performance goals being established by the Compensation Committee.  Grants of restricted stock with service based vesting are subject to vesting periods ranging from 1 to 3 years.  Grants of restricted stock with performance based vesting are subject to a vesting period of 1 to 3 years and performance conditions as defined by the Compensation Committee.  The Company assesses the likelihood of achievement throughout the performance period and recognizes compensation expense associated with its performance awards based on this assessment.  Other terms and conditions applicable to any award of restricted stock will be determined by the Compensation Committee and set forth in the agreement relating to that award.

During 2016 and 2015, the Company issued 168,000 and 34,000 restricted stock awards, respectively, at a per share price of $0.02.  For the periods ended December 31, 2016 and 2015, the Company recognized compensation expense related to the performance awards based on its estimate of the probability of achievement in accordance with ASC Topic 718.

The fair value of restricted stock awards is based on the average price of the Company’s common stock on the date of grant.  The weighted average grant date fair value of restricted stock awards granted during the years 2016 and 2015 was $5.23 and $4.67, respectively.  In accordance with the terms of the restricted stock award agreements, the Company released 85,000 and 110,000 shares during 2016 and 2015, respectively.  During 2016, there were approximately 46,000 shares of restricted stock cancelled, of which 45,000 were performance based restricted shares.  During 2015, there were 112,000 shares of restricted stock cancelled, of which 102,000 were performance based restricted shares.

Note 8 — Income Taxes

The provision for income taxes from continuing operations consists of:

	Year ended December 31, (in thousands)
	2016	2015

Current income tax:
Federal	$61	$221
State	167	141
Foreign	211	267
	439	629
Deferred income tax:
Federal	768	816
State	(60)	55
	708	871
Provision for income taxes	$1,147	$1,500

The deferred tax benefit related to discontinued operations was $0.4 million in fiscal year 2016 and $3.2 million recorded in fiscal year 2015.

Deferred tax liabilities (assets) are comprised of the following at:

	December 31, (in thousands)
	2016	2015
Deferred tax liabilities:
Software development costs	$2,223	$1,841
Acquired intangible assets	1,731	2,088
Gross deferred tax liabilities	3,954	3,929

Allowances for bad debts and inventory	(4,505)	(4,804)
Capitalized inventory costs	(104)	(75)
Intangible assets	(1,388)	(1,747)
Employee benefit accruals	(2,089)	(2,050)
Federal net operating loss carryforward	(5,820)	(6,215)
State net operating loss carryforward	(1,085)	(1,111)
Tax credit carryforwards	(6,888)	(8,760)
Foreign currency	(33)	(33)
Other	(1,333)	(334)
Gross deferred tax assets	(23,245)	(25,129)

Less valuation allowance	1,874	3,421

Net deferred tax assets	$(17,417)	$(17,779)

The Company has Federal tax credit carryforwards of $6.7 million that expire in various tax years from 2017 to 2036.  The Company has a Federal operating loss carryforward of $18.8 million that expires in various tax years through 2034.  Of the operating loss carryforward, $1.7 million will result in a benefit within additional paid in capital when realized.  The Company also has state tax credit carryforwards of $0.2 million and state net operating loss carryforwards of $7.2 million that expire in various tax years through 2034.  In assessing the ability to realize deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  As a result of this analysis and based on the current year’s taxable income, and utilization of certain carryforwards management determined that we should reduce our valuation allowance in the current year.  A valuation allowance is still required to the extent it is more likely than not that the future benefit associated with the foreign tax credit carryforwards and certain state tax loss carryforwards will not be realized.  As a result, the Company recorded a tax expense associated with an increase of the deferred tax asset valuation allowance of $0.1 million for 2016.

The Company records the benefits relating to uncertain tax positions only when it is more likely than not (likelihood of greater than 50%), based on technical merits, that the position would be sustained upon examination by taxing authorities. Tax positions that meet the more likely than not threshold are measured using a probability-weighted approach as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement.  At December 31, 2016, the Company’s reserve for uncertain tax positions is not material and we believe we have adequately provided for its tax-related liabilities.  The Company is no longer subject to United States federal income tax examinations for years before 2013.  The provision for (benefit from) income taxes differed from the provision computed by applying the Federal statutory rate to income (loss) from continuing operations before taxes due to the following:

	Year ended December 31,
	2016	2015
Federal statutory tax rate	34.0%	34.0%
State taxes	1.4	5.8
Non deductible expenses	2.7	1.0
Tax credits	(6.7)	(4.8)
Foreign income tax rate differential	(2.1)	(1.3)
Valuation allowance	0.1	(9.5)
Tax return and audit adjustments	0.0	3.8
Other	2.0	(1.8)
	31.4%	27.2%

Note 9 — Employee Benefit Plans

The Company has a deferred profit-sharing retirement plan that covers substantially all employees. The Company’s annual contribution to the plan is discretionary. The Company’s did not make a contribution in 2016 or 2015.  The plan also contains a 401(k) provision that allows employees to contribute a percentage of their salary up to the statutory limitation.  These contributions are matched at the rate of 10% by the Company. The Company’s matching contributions under the 401(k) component were $0.3 million and $0.4 million in 2016 and 2015, respectively.

The Company also maintains an incentive-compensation plan. Participants in the plan are key employees as determined by the Board of Directors and executive management. Compensation under the plan is based on the achievement of predetermined financial performance goals of the Company and its subsidiaries.  Awards under the plan are payable in cash.  Awards under the plan totaled $0.5 million and $0.8 million, in 2016 and 2015, respectively.

The Company also sponsors a deferred compensation plan for a select group of highly compensated employees.  Participants may make elective deferrals of their salary to the plan in excess of tax code limitations that apply to the Company’s qualified plan.  The Company invests the participants’ deferred amounts to fund these obligations.  The Company also has the sole discretion to make employer contributions to the plan on behalf of the participants, though we did not make any employer contributions in 2016 or 2015.

Note 10 — Contingencies

We are subject to legal proceedings, which arise in the ordinary course of business. Additionally, U.S. Government contract costs are subject to periodic audit and adjustment. Further, as disclosed in “Item 9A. Controls and Procedures”, we are currently conducting an internal investigation into import/export and sales documentation activities at our China and Singapore offices. The investigation is being conducted under the oversight of our Audit Committee, with the assistance of outside counsel, and is focused on compliance with provisions of the U.S. Foreign Corrupt Practices Act, or FCPA, and other applicable laws, and certain of our policies, including our Code of Business Conduct and Ethics. We have voluntarily notified the U.S. Securities and Exchange Commission (“SEC”) and the U.S. Department of Justice (“DOJ”) of these matters, and are fully cooperating with these agencies. During the year ended December 31, 2016, we recorded $1.3 million of expenses relating to the investigation, including expenses of outside legal counsel and forensic accountants. We are currently unable to predict what actions the SEC, the DOJ, or other governmental agencies (including foreign governmental agencies) might take, or what the likely outcome of any such actions might be, or estimate the range of reasonably possible fines or penalties, which may be material. The SEC, DOJ, and other governmental authorities have a broad range of civil and criminal sanctions, and the imposition of sanctions, fines or remedial measures could have a material adverse effect on the Company’s business, prospects, reputation, financial condition, liquidity, results of operations or cash flows.

Note 11 — Segment and Related Information

The Company is organized in two reporting units: Restaurant/Retail, and Government. Management views the Restaurant/Retail and Government segments separately in operating its business, as the products and services are different for each segment. The Company’s chief operating decision maker is the Company’s Chief Executive Officer.  The Hotel/Spa reporting was sold as of November 4, 2015, and is classified as discontinued operations (see Note 2 – Divestiture and Discontinued Operations - of the Notes to Consolidated Financial Statements).

The Company has two reportable business segments - Restaurant/Retail segment and Government segment.  The Restaurant/Retail segment offers integrated solutions to the restaurant and retail industry consisting of restaurants~~,~~ grocery stores and specialty retail outlets.  These offerings include industry leading hardware and software applications utilized at the point-of-sale, back of store and corporate office and includes the acquisition of Brink Software.  This segment also offers customer support including field service, installation, and twenty-four-hour telephone support and depot repair.  With our SureCheck solution, we continue to expand our business into retail, big box retailers, grocery stores, and contract food management organizations.  The government segment performs complex technical studies, analysis, and experiments, develops innovative solutions, and provides on-site engineering in support of advanced defense, security, and aerospace systems.  This segment also provides expert on-site services for operating and maintaining U.S. Government-owned communication assets.

Information noted as “Other” primarily relates to the Company’s corporate, home office operations.

Information as to the Company’s segments is set forth below.  Amounts below exclude discontinued operations.

	Year ended December 31, (in thousands)
	2016	2015
Revenues:
Restaurant/Retail	$149,341	$141,151
Government	80,312	87,852
Total	$229,653	$229,003

Operating income (loss) :
Restaurant/Retail	$825	$1,721
Government	6,160	5,365
Other	(4,772)	(457)
	2,213	6,629
Other income, net	1,316	(800)
Interest income (expense)	121	(308)
Income from continuing operations before provision for income taxes	$3,650	$5,521

Identifiable assets:
Restaurant/Retail	$87,672	$72,948
Government	6,504	10,052
Other	29,873	32,874
Total	$124,049	$115,874

Goodwill:
Restaurant/Retail	$10,315	$10,315
Government	736	736
Total	$11,051	$11,051

Depreciation, amortization and accretion:
Restaurant/Retail	$3,479	$2,673
Government	38	48
Other	1,107	349
Total	$4,624	$3,070

Capital expenditures including software costs:
Restaurant/Retail	$3,285	$3,645
Government	41	-
Other	2,792	208
Total	$6,118	$3,853

The following table presents revenues by country based on the location of the use of the product or services.  Amounts below exclude discontinued operations.

	December 31,
	2016	2015
United States	$210,821	$197,303
Other Countries	18,832	31,700
Total	$229,653	$229,003

The following table presents assets by country based on the location of the asset.  Amounts below exclude discontinued operations.

	December 31,
	2016	2015
United States	$110,369	$100,583
Other Countries	13,680	15,291
Total	$124,049	$115,874

Customers comprising 10% or more of the Company’s total revenues, excluding discontinued operations, are summarized as follows:

	December 31,
	2016	2015
Restaurant and Retail segment:
McDonald’s Corporation	25%	19%
Yum! Brands, Inc.	11%	10%
Government segment:
U.S. Department of Defense	35%	38%
All Others	29%	33%
	100%	100%

No other customer within All Others represented more than 10% of the Company’s total revenue for the years ended December 31, 2016 and 2015.

Note 12 — Fair Value of Financial Instruments

The Company’s financial instruments have been recorded at fair value using available market information and valuation techniques.  The fair value hierarchy is based upon three levels of input, which are:

Level 1 − quoted prices in active markets for identical assets or liabilities (observable)

Level 2 − inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in inactive markets, or other inputs that are observable market data for essentially the full term of the asset or liability (observable)

Level 3 − unobservable inputs that are supported by little or no market activity, but are significant to determining the fair value of the asset or liability (unobservable)

The Company’s financial instruments consist primarily of cash and cash equivalents, trade receivables, trade payables, debt instruments and deferred compensation assets and liabilities. For cash and cash equivalents, trade receivables and trade payables, the carrying amounts of these financial instruments as of December 31, 2016, and 2015 were considered representative of their fair values.  The estimated fair value of the Company’s long-term debt and line of credit at December 31, 2016 and 2015 was based on variable and fixed interest rates at December 31, 2016 and 2015, respectively, for new issues with similar remaining maturities and approximates the respective carrying values at December 31, 2016 and 2015.

The deferred compensation assets and liabilities primarily relate to the Company’s deferred compensation plan, which allows for pre-tax salary deferrals for certain key employees (see Note 9 – Employees Benefit Plans - of the Notes to Consolidated Financial Statements). Changes in the fair value of the deferred compensation liabilities are derived using quoted prices in active markets of the asset selections made by the participants. The deferred compensation liabilities are classified within Level 2, as defined under U.S. GAAP, because their inputs are derived principally from observable market data by correlation to the hypothetical investments. The Company holds insurance investments to partially offset the Company’s liabilities under the deferred compensation plan, which are recorded at fair value each period using the cash surrender value of the insurance investments.

The Company has obligations, to be paid in cash, to the former owners of Brink Software, based on the achievement of certain conditions as defined in the definitive agreement (see Note 1 – Summary of Significant Accounting Policies - sub-footnote Contingent Consideration - of the Notes to Consolidated Financial Statements).

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

The following table presents a summary of changes in fair value of the Company’s Level 3 assets and liabilities that are measured at fair value on a recurring basis (in thousands):

Level 3 Inputs
Liabilities
Balance at December 31, 2015	$5,130
New level 3 liability	-
Change in fair value of contingent consideration liability	(1,130)
Transfers into or out of Level 3	-
Balance at December 31, 2016	$4,000

Note 13 — Related Party Transactions

The Company leases its corporate wellness facility to related parties at a current rate of $9,775 per month. The Company receives a complimentary membership to this facility which is provided to all employees.  During 2016 and 2015 the Company received rental income amounting to $117,300 for the lease of the facility in each year.

Our director, Paul D. Eurek, is President of Xpanxion LLC. In October 2016, we entered into a software development agreement with Xpanxion.  In 2016, we incurred approximated $0.2 million of fees to Xpanxion under the software development agreement, but made no payments. Mr. Eurek's successor has been announced, and he intends to be fully retired from Xpanxion on June 30, 2017.

Note 14 — Subsequent Events

None noted

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAR TECHNOLOGY CORPORATION

April 17, 2017	/s/ Donald H. Foley
Donald H. Foley
Chief Executive Officer & President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Donald H. Foley	Chief Executive Officer, President & Director
Donald H. Foley	(Principal Executive Officer)	April 17, 2017

/s/ Bryan A. Menar	Chief Financial Officer
Bryan A. Menar	(Principal Financial Officer)	April 17, 2017

/s/ Cynthia A. Russo
Cynthia A. Russo	Director	April 17, 2017

/s/ Paul D. Eurek
Paul D. Eurek	Director	April 17, 2017

/s/ Todd E. Tyler
Todd E. Tyler	Director	April 17, 2017

/s/ John W. Sammon
John W. Sammon	Director	April 17, 2017

List of Exhibits

Exhibit Index

Incorporated by reference into this Annual Report on Form 10-K

Exhibit Number	Exhibit Description	Form (File No.)	Exhibit	Date Filed/Furnished

2(i) ***	Stock Purchase Agreement, dated as of September 18, 2014, among Brink Software Inc., the Shareholders, ParTech, Inc. and PAR Technology Corporation	Quarterly Report on Form 10-Q (File No. 001-09720)	10.3	11/14/2014

2(ii)	Asset Purchase Agreement, dated as of November 4, 2015, among Gary Jonas Computing Ltd., SMS Software Holdings LLC, Jonas Computing (UK) Ltd., PAR Springer-Miller Systems, Inc., Springer-Miller International, LLC, Springer- Miller Canada, ULC, Partech, Inc., and Constellation Software, Inc.	Annual Report on Form 10-K (File No. (001-09720)	10.26	3/30/2016

3(i)	Certificate of Incorporation, as amended May 22, 2014	Current Report on Form 8-K (File No. 001-09720)	3(i)	5/29/2014

3(ii)	By-laws, as amended May 22, 2014	Current Report on Form 8-K (001-09720)	3(ii)	5/29/2014

4	Specimen Certificate for shares of common stock	Registration Statement on Form S-2 (File No. 333-04077)	4	5/20/1996

10.1	PAR Technology Corporation 2005 Equity Incentive Plan	Registration Statement on Form S-8 (File No. 333-137647)	4.2	9/28/2006

Incorporated by reference into this Annual Report on Form 10-K

Exhibit Number	Exhibit Description	Form	Exhibit	Date Filed

10.2	PAR Technology Corporation 2005 Equity Incentive Plan, as amended	Registration Statement on Form S-8 (File No. 333-187246)	4.1	3/14/2013

10.3	PAR Technology Corporation Restricted Stock Agreement pursuant to the 2005 Equity Incentive Plan (Form)	Quarterly Report on Form 10-Q (File No. 001-09720)	10.1	8/8/2013

10.4	PAR Technology Corporation 2005 Equity Incentive Plan Notice of Award (Form)	Annual Report on Form 10-K (File No. 001-09720)	10.17	3/14/2014

10.5 ††	PAR Technology Corporation 2005 Equity Incentive Plan Outside Director Notice of Restricted Stock Award and Agreement (Form)	Annual Report on Form 10-K (File No. 001-09720)	10.21	3/31/2015

10.6	PAR Technology Corporation 2005 Equity Incentive Plan Notice of Award and Agreement (Form)	Annual Report on Form 10-K (File No. 001-09720)	10.23	3/31/2015

10.7 ***	Credit Agreement, dated as of September 9, 2014, among PAR Technology Corporation, the other Loan Parties, and JPMorgan Chase Bank, N.A.	Quarterly Report on Form 10-Q (File No. 001-09720)	10.1	11/14/2014

10.8	Pledge and Security Agreement entered into as of September 9, 2014, among PAR Technology Corporation, Ausable Solutions Inc., PAR Government Systems Corporation, PAR Springer-Miller Systems, Inc., Rome Research Corporation, Springer-Miller International, LLC, ParTech, Inc., and JPMorgan Chase Bank, N.A.	Quarterly Report on Form 10-Q (File No. 001-09720)	10.2	11/14/2014

Incorporated by reference into this Annual Report on Form 10-K

Exhibit Number	Exhibit Description	Form	Exhibit	Date Filed

10.9 ***	Second Amendment to Credit Agreement and Other Loan Documents, dated as of March 19, 2015, among PAR Technology Corporation, Ausable Solutions Inc., PAR Government Systems Corporation, PAR Springer-Miller Systems, Inc., Rome Research Corporation, Springer-Miller International, LLC, ParTech, Inc., Brink Software, Inc, and JPMorgan Chase Bank, N.A.	Annual Report on Form 10-K (File No. 001-09720)	10.24	3/31/2015

10.10	Fourth Amendment to Credit Agreement, dated as of March 24, 2016, among PAR Technology Corporation, the other Loan Parties (as defined in the Credit Agreement dated September 9, 2014 (as amended)) and JPMorgan Chase Bank, N.A.	Annual Report on Form 10-K (File No. 001-09720)	10.29	3/30/2016

10.11	Fifth Amendment to Credit Agreement, dated as of August 5, 2016, among PAR Technology Corporation, the other Loan Parties (as defined in the Credit Agreement dated September 9, 2014 (as amended)) and JPMorgan Chase Bank, N.A.	Quarterly Report on Form 10-Q (File No. 001-09720)	10.1	8/8/2016

10.12	Sixth Amendment to Credit Agreement, dated as of November 14, 2016, among PAR Technology Corporation, the other Loan Parties (as defined in the Credit Agreement dated September 9, 2014 (as amended)) and JPMorgan Chase Bank N.A.	Quarterly Report on Form 10-Q (File No. 001-09720)	10.1	11/14/2016

10.13	PAR Technology Corporation 2015 Equity Incentive Plan	Registration Statement on Form S-8 (File No. 333-208063)	4.2	11/16/2015

10.14	PAR Technology Corporation 2015 Equity Incentive Plan Notice of Award (Form)	Registration Statement on Form S-8 (File No. 333-208063)	4.3	11/16/2015

Incorporated by reference into this Annual Report on Form 10-K

Exhibit Number	Exhibit Description	Form	Exhibit	Date Filed

10.15 ††	PAR Technology Corporation 2015 Equity Incentive Plan Outside Director Notice of Restricted Stock Award and Agreement (Form)	Registration Statement on Form S-8 (File No. 333-208063)	4.4	11/16/2015

10.16††	Employment Offer Letter, dated March 21, 2013, between Ronald J. Casciano and PAR Technology Corporation	Quarterly Report on Form 10-Q (File No. 001-09720)	10.1	5/9/2013

10.17††	Employment Offer Letter, dated March 21, 2013, between Karen E. Sammon and PAR Technology Corporation	Quarterly Report on Form 10-Q (File No. 001-09720)	10.3	5/9/2013

10.18††	Employment Offer Letter, dated July 13, 2015, between Michael Bartusek and PAR Technology Corporation	Annual Report on Form 10-K (File No. 001-09720)	10.25	3/30/2016

10.19 ††	Employment Offer Letter, dated November 16, 2015, between Karen E. Sammon and PAR Technology Corporation	Annual Report on Form 10-K (File No. 001-09720)	10.27	3/30/2016

10.20 ††	Employment Offer Letter, dated December 10, 2015, between Matthew Cicchinelli and PAR Technology Corporation	Annual Report on Form 10-K (File No. 001-09720)	10.28	3/30/2016

10.21	Credit Agreement dated as of November 29, 2016, among PAR Technology Corporation, the other Loan Parties (as defined in the Credit Agreement) and JPMorgan Chase Bank N.A.			Filed herewith

10.22 ††	Employment Offer Letter, dated November 14, 2016, between Bryan Menar and PAR Technology Corporation			Filed herewith

21	Subsidiaries of PAR Technology Corporation			Filed herewith

23(ii)	Consent of BDO USA, LLP			Filed herewith

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended			Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended			Filed herewith

Incorporated by reference into this Annual Report on Form 10-K

Exhibit Number	Exhibit Description	Form	Exhibit	Date Filed

32.1	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350			Furnished herewith

32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350			Furnished herewith

101.INS	XBRL Instance Document			Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document			Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document			Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document			Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document			Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document			Filed herewith

 ††    Indicates management contract or compensatory plan or arrangement.
*** Portions of this Exhibit were omitted pursuant to a request for confidential treatment.  The omitted portions have been separately filed with the Securities and Exchange Commission.