Form 10-Q
period 2017-03-31
PAR TECHNOLOGY CORP
filed 2017-05-15
CIK 708821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2017.

OR

☐ TRANSITION REPORT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From __________ to __________
Commission File Number 1-09720

PAR TECHNOLOGY CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	16-1434688
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
PAR Technology Park
8383 Seneca Turnpike
New Hartford, New York	13413-4991
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (315) 738-0600

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No  ☒

As of May 11, 2017 15,797,861 shares of the registrant’s common stock, $0.02 par value, were outstanding.

FORM 10-Q

PART I
FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	For the three months ended March 31,
	2017	2016
Net revenues:
Product	$37,206	$22,084
Service	14,343	11,704
Contract	14,316	21,517
	65,865	55,305
Costs of sales:
Product	27,572	16,442
Service	9,885	8,599
Contract	12,747	19,655
	50,204	44,696
Gross margin	15,661	10,609
Operating expenses:
Selling, general and administrative	9,610	7,542
Research and development	3,569	2,762
Amortization of identifiable intangible assets	241	241
	13,420	10,545
Operating income from continuing operations	2,241	64
Other expense, net	(248)	(70)
Interest (expense) income, net	(32)	29
Income from continuing operations before provision for income taxes	1,961	23
Provision for income taxes	(697)	(8)
Income from continuing operations	1,264	15
Discontinued operation
Income from discontinued operations (net of tax)	183	-
Net income	$1,447	$15
Basic Earnings per Share:
Income from continuing operations	0.08	0.00
Income from discontinued operations	0.01	0.00
Net income	$0.09	$0.00
Diluted Earnings per Share:
Income from continuing operations	0.08	0.00
Income from discontinued operations	0.01	0.00
Net income	$0.09	$0.00
Weighted average shares outstanding
Basic	15,781	15,646
Diluted	15,978	15,723

See accompanying notes to unaudited interim consolidated financial statements

PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	For the three months ended March 31,
	2017	2016
Net income	$1,447	$15
Other comprehensive loss, net of applicable tax:
Foreign currency translation adjustments	41	(122)
Comprehensive income (loss)	$1,488	$(107)

See accompanying notes to unaudited interim consolidated financial statements

PAR TECHNOLOGY CORPORATIONAND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
 (Unaudited)

Assets	March 31, 2017	December 31, 2016
Current assets:
Cash and cash equivalents	$5,470	$9,055
Accounts receivable-net	34,241	30,705
Inventories-net	24,800	26,237
Note receivable	3,794	3,510
Income taxes receivable	-	261
Other current assets	4,350	4,027
Assets of discontinued operations	462	462
Total current assets	73,117	74,257
Property, plant and equipment - net	9,042	7,035
Deferred income taxes	17,056	17,417
Goodwill	11,051	11,051
Intangible assets - net	11,411	10,966
Other assets	3,861	3,785
Total Assets	$125,538	$124,511
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$189	$187
Borrowings of line of credit	1,000	-
Accounts payable	17,460	16,687
Accrued salaries and benefits	5,297	5,470
Accrued expenses	4,492	4,682
Customer deposits and deferred service revenue	17,807	19,814
Total current liabilities	46,245	46,840
Long-term debt	331	379
Other long-term liabilities	7,705	7,712
Total liabilities	54,281	54,931
Commitments and contingencies
Shareholders’ Equity:
Preferred stock, $.02 par value, 1,000,000 shares authorized	-	-
Common stock, $.02 par value, 29,000,000 shares authorized; 17,493,293 and 17,479,454 shares issued, 15,785,184 and 15,771,345 outstanding at March 31, 2017 and December 31, 2016, respectively	350	350
Capital in excess of par value	46,392	46,203
Retained earnings	33,804	32,357
Accumulated other comprehensive loss	(3,453)	(3,494)
Treasury stock, at cost, 1,708,109 shares	(5,836)	(5,836)
Total shareholders’ equity	71,257	69,580
Total Liabilities and Shareholders’ Equity	$125,538	$124,511

See accompanying notes to unaudited interim consolidated financial statements

PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the three months ended March 31,
	2017	2016
Cash flows from operating activities:
Net income	$1,264	$15
Income from discontinued operations	183	-
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation, amortization and accretion	898	777
Provision for bad debts	112	185
Provision for obsolete inventory	958	395
Equity based compensation	177	66
Deferred income tax	361	(69)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(3,932)	(4,627)
Inventories	479	(1,272)
Income tax receivable/(payable)	261	(352)
Other current assets	(323)	226
Other assets	(76)	(93)
Accounts payable	773	3,527
Accrued salaries and benefits	(173)	(442)
Accrued expenses	(190)	205
Customer deposits and deferred service revenue	(2,007)	659
Other long-term liabilities	(7)	(182)
Deferred tax equity based compensation	12	37
Net cash used in operating activities-continuing operations	(1,230)	(945)
Net cash used in operating activities-discontinued operations	-	(161)
Net cash used in operating activities	(1,230)	(1,106)
Cash flows from investing activities:
Capital expenditures	(2,344)	(322)
Capitalization of software costs	(1,006)	(659)
Net cash used in investing activities	(3,350)	(981)
Cash flows from financing activities:
Payments of long-term debt	(46)	(44)
Payments of other borrowings	(5,000)	(53,812)
Proceeds from other borrowings	6,000	53,812
Repurchase of common stock	-	(1)
Net cash provided by (used in) financing activities	954	(45)
Effect of exchange rate changes on cash and cash equivalents	41	(122)
Net decrease in cash and cash equivalents	(3,585)	(2,254)
Cash and cash equivalents at beginning of period	9,055	8,024
Cash and equivalents at end of period	5,470	5,770
Less cash and cash equivalents of discontinued operations at end of period	-	-
Cash and cash equivalents of continuing operations at end of period	$5,470	$5,770

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	6	8
Income taxes, net of refunds	39	420

See accompanying notes to unaudited interim consolidated financial statements

PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Basis of presentation

The accompanying unaudited interim consolidated financial statements of PAR Technology Corporation (the “Company” or “PAR”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements and the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements.  Accordingly, they do not include all information and footnotes required by GAAP for annual financial statements.  In the opinion of the management, such unaudited interim consolidated financial statements include all normal and recurring adjustments necessary for a fair presentation of the results for the interim periods included in this Quarterly Report on Form 10-Q (“Quarterly Report”).  Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results of operations that may be expected for any future period.  Certain amounts for prior periods have been reclassified to conform to the current period classification.

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

The unaudited interim consolidated financial statements and related notes should be read in conjunction with the Company’s audited Consolidated Financial Statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, which has been filed with the Securities and Exchange Commission (“SEC”).

Note 2 — Divestiture and Discontinued Operations

On November 4, 2015, ParTech, Inc. (“PTI”), a wholly owned subsidiary of PAR Technology Corporation, PAR Springer-Miller Systems, Inc. (“PSMS”), Springer-Miller International, LLC (“SMI”), and Springer-Miller Canada, ULC (“SMC”) (PTI, PSMS, SMI and SMC are collectively referred to herein as the “Group”), entered into an asset purchase agreement (the “APA”)  with Gary Jonas Computing Ltd., SMS Software Holdings LLC, and Jonas Computing (UK) Ltd. (the “Purchasers”), for the sale of substantially all of the assets of PSMS. Accordingly, the results of operations of PSMS have been classified as discontinued operations in the Consolidated Statements of Operations (unaudited) and Consolidated Statements of Cash Flows (unaudited) in accordance with Accounting Standards Codification (“ASC”) ASC 205-20 (Presentation of Financial Statements – Discontinued Operations). Additionally, the assets and associated liabilities have been classified as discontinued operations in the Consolidated Balance Sheets (unaudited).  Total consideration to be received from the sale is $16.6 million in cash (the “Base Purchase Price”), with $12.1 million received at the time of closing and $4.5 million receivable eighteen months after the closing date, a portion of such amount to be available  for the payment of certain indemnification obligations of the Group and/or adjusted based on the net tangible asset calculation, as defined in the APA  The estimated fair value of the remaining portion of the note receivable, less any estimated working capital adjustments, due on May 5, 2017 was approximately $3.8 million and is included in current assets in the Company’s Consolidated Balance Sheets (unaudited).  During 2017, the Company increased the receivable by $284,000 based on the terms of the net tangible asset calculation as the working capital shortfall was less than previously estimated.

In addition to the Base Purchase Price, contingent consideration of up to $1.5 million could be received by the Company based on the achievement of certain agreed-upon revenue and earnings targets for calendar years 2016 through 2018, as set forth in the APA. As of March 31, 2017, the Company had not recorded any amount associated with this contingent consideration as we do not believe achievement of the related targets is probable.

Summarized financial information for the Company’s discontinued operations is as follows (in thousands):

	March 31,	December, 31
	(in thousands)
	2017	2016
Assets
Other current assets	$462	$462
Assets of discontinued operation	$462	$462

Liabilities
Accrued salaries and benefits	$-	$-
Liabilities of discontinued operation	$-	$-

Summarized financial information for the Company’s discontinued operations is as follows (in thousands):

	March 31, (in thousands)
	2017	2016

Total revenues	$-	$-

Income from discontinued operations before income taxes	$284	$-
Income taxes	(101)	-
Income from discontinued operations, net of taxes	$183	$-

During the three months ended March 31, 2017, the Company recognized income on discontinued operations of $0.2 million (net of tax) mainly due to an increase of the note receivable. The increase of the note receivable is reflected in the Company’s earnings for 2017 and will be increased by the amount the Company received on May 5, 2017.

Note 3 — Accounts Receivable

The Company’s net accounts receivable consist of:

	(in thousands)
	March 31, 2017	December 31, 2016
Government segment:
Billed	$7,821	$6,779
Advanced billings	(2,239)	(1,599)
	5,582	5,180
Restaurant/Retail segment:
Accounts receivable - net	28,659	25,525
	$34,241	$30,705

At March 31, 2017 and December 31, 2016, the Company had recorded allowances for doubtful accounts of $0.9 million and $0.9 million, respectively, against Restaurant/Retail segment accounts receivables.

Note 4 — Inventories

Inventories are primarily used in the manufacture, maintenance and service of Restaurant/Retail products.  The components of inventories (net) consist of the following:

	(in thousands)
	March 31, 2017	December 31, 2016
Finished goods	$9,159	$9,423
Work in process	1,027	443
Component parts	8,355	10,386
Service parts	6,259	5,985
	$24,800	$26,237

At March 31, 2017 and December 31, 2016, the Company had recorded inventory reserves of $7.0 million and $9.2 million, respectively, against Restaurant/Retail inventories, which relates primarily to service parts.
.
Note 5 — Identifiable intangible assets and Goodwill

The Company’s identifiable intangible assets represent intangible assets in connection with the Brink Software Inc. acquisition in 2014 and internally developed software costs.  The Company capitalizes certain costs related to the development of computer software used in its Restaurant/Retail segment. Software development costs incurred prior to establishing technological feasibility are charged to operations and included in research and development costs.  The technological feasibility of a computer software product is established when the Company has completed all planning, designing, coding, and testing activities that are necessary to establish that the product meets its design specifications including functions, features, and technical performance requirements. Software development costs incurred after establishing feasibility for software sold as a perpetual license, as defined within ASC 985-20 (Software – Costs of Software to be sold, Leased, or Marketed) and for software sold as a service (“SAAS”), as defined within ASC-350-40 (Intangibles – Goodwill and Other – Internal – Use Software) are capitalized and amortized on a product-by-product basis when the product is available for general release to customers. Software costs capitalized within continuing operations during the three months ended March 31, 2017 and 2016 were $1.0 million and $0.7 million, respectively.

Annual amortization, charged to cost of sales when a product is available for general release to customers, is computed using the greater of (a) the straight-line method over the remaining estimated economic life of the product, generally three to seven years or (b) the ratio that current gross revenues for the product bear to the total of current and anticipated future gross revenues for the product.  Amortization of capitalized software costs from continuing operations amounted to $0.3 million for the three months ended March 31, 2017 and 2016.

In 2014, the Company acquired identifiable intangible assets in connection with its acquisition of Brink Software Inc.  Amortization of intangible assets acquired from the Brink Software Inc. acquisition amounted to $0.2 million for the three months ended March 31, 2017 and 2016.

The components of identifiable intangible assets, excluding discontinued operations, are:

	(in thousands)
	March 31, 2017	December 31, 2016	Estimated Useful Life
Acquired and internally developed software costs	$15,621	$15,884	3 - 7 years
Customer relationships	160	160	7 years
Non-competition agreements	30	30	1 year
	15,811	16,074
Less accumulated amortization	(4,800)	(5,508)
	$11,011	$10,566
Trademarks, trade names (non-amortizable)	400	400	N/A
	$11,411	$10,966

The expected future amortization of these intangible assets, assuming straight-line amortization of capitalized software costs and acquisition related intangibles, is as follows (in thousands):

2017	$1,657
2018	2,054
2019	1,616
2020	1,396
2021	1,031
Thereafter	3,257
Total	$11,011

The Company tests goodwill for impairment on an annual basis, or more often if events or circumstances indicate that there may be impairment.  The Company operates in two reportable business segments, Restaurant/Retail and Government.  Goodwill impairment testing is performed at the segment level.  Goodwill is assigned to a specific segment at the date the goodwill is initially recorded.  Once goodwill has been assigned to a specific segment, it no longer retains its association with a particular acquisition, and all of the activities within a segment, whether acquired or organically grown, are available to support the value of the goodwill.  The amount of goodwill carried by the Restaurant/Retail and Government reporting segments is $10.3 million and $0.7 million, respectively, at March 31, 2017 and December 31, 2016.

Note 6 — Stock Based Compensation

The Company applies the fair value recognition provisions of ASC Topic 718 Stock-Based Compensation.  The Company recorded stock based compensation of $0.2 million and $0.1 million for the three months ended March 31, 2017 and 2016, respectively.  The amount recorded for the three months ended March 31, 2017 and 2016 was recorded net of (expense) benefits of $13,000 and $26,000, respectively, as a result of forfeitures of unvested stock awards prior to the completion of the requisite service period.  At March 31, 2017, the aggregate unrecognized compensation expense related to unvested equity awards was $0.4 million (net of estimated forfeitures), which is expected to be recognized as compensation expense in fiscal years 2017 through 2019.

For the three month period ended March 31, 2017, the Company recognized compensation expense related to performance awards based on its estimate of the probability of achievement in accordance with ASC Topic 718.

Note 7 — Net Income (loss) per share

Earnings per share are calculated in accordance with ASC Topic 260, which specifies the computation, presentation and disclosure requirements for earnings per share (EPS).  It requires the presentation of basic and diluted EPS.  Basic EPS excludes all dilution and is based upon the weighted average number of common shares outstanding during the period.  Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock.  For the three months ended March 31, 2017 there were no anti-dilutive stock options outstanding, and there were 16,000 anti-dilutive stock options outstanding for the three months ended March 31, 2016.

The following is a reconciliation of the weighted average of shares outstanding for the basic and diluted EPS computations (in thousands, except share and per share data):

	For the three months ended March 31,
	2017	2016
Income from continuing operations	$1,264	$15

Basic:
Shares outstanding at beginning of period	15,771	15,645
Weighted average shares issued during the period, net	10	1
Weighted average common shares, basic	15,781	15,646
Income from continuing operations per common share, basic	$0.08	$0.00
Diluted:
Weighted average common shares, basic	15,781	15,646
Dilutive impact of stock options and restricted stock awards	197	77
Weighted average common shares, diluted	15,978	15,723
Income from continuing operations per common share, diluted	$0.08	$0.00

Note 8 — Contingencies

The Company is subject to legal proceedings, which arise in the ordinary course of business. Additionally, U.S. Government contract costs are subject to periodic audit and adjustment. The Company is investigating whether certain import/export and/or documentation of sales activities at the Company’s China and Singapore offices were improper and in possible violation of the U.S. Foreign Corrupt Practices Act (“FCPA”) and other applicable laws and certain Company policies. The Company voluntarily notified, and is fully cooperating with, the SEC and the U.S. Department of Justice (“DOJ”) of these activities. On May 1, 2017, the Company received a subpoena for documents from the SEC relating to the Company’s investigation. The SEC’s investigation is a non-public, fact-finding inquiry and it is not clear what action, if any, the SEC intends to take with respect to the information it gathers. If the SEC, DOJ, or other governmental agencies (including foreign governmental agencies) determine that violations of certain laws or regulations occurred, the Company could be exposed to a broad range of civil and criminal sanctions. The potential liability arising out of the China and Singapore matters or the SEC investigation cannot currently be reasonably estimated; however, the imposition of sanctions, fines or remedial measures could have a material adverse effect on the Company’s business, prospects, reputation, financial condition, liquidity, results of operations or cash flows.

Note 9 — Segment and Related Information

The Company is organized in two reportable business segments, Restaurant/Retail and Government. The Company’s chief operating decision maker is the Company’s Chief Executive Officer.  Management views the Restaurant/Retail and Government segments separately in operating its business, as the products and services are different for each segment. The Restaurant/Retail segment offers integrated solutions to the restaurant and retail industry consisting of restaurants~~,~~ grocery stores and specialty retail outlets.  These offerings include industry leading hardware and software applications utilized at the point-of-sale, back of store and corporate office and includes the acquisition of Brink Software.  This segment also offers customer support including field service, installation, and twenty-four-hour telephone support and depot repair.  With our SureCheck solution, we continue to expand our business into retail, big box retailers, grocery stores, and contract food management organizations.  The Government segment performs complex technical studies, analysis, and experiments, develops innovative solutions, and provides on-site engineering in support of advanced defense, security, and aerospace systems.  This segment also provides expert on-site services for operating and maintaining U.S. Government-owned communication assets.

Information noted as “Other” primarily relates to the Company’s corporate, home office operations.

Information as to the Company’s segments is set forth below. Amounts below exclude discontinued operations.

	(in thousands) For the three months ended March 31,
	2017	2016
Revenues:
Restaurant/Retail	$51,549	$33,788
Government	14,316	21,517
Total	$65,865	$55,305

Operating income (loss):
Restaurant/Retail	$2,362	$(500)
Government	1,511	1,807
Other	(1,632)	(1,243)
	2,241	64
Other income, net	(248)	(70)
Interest (expense) income	(32)	29
Income before provision for income taxes	$1,961	$23

Depreciation, amortization and accretion:
Restaurant/Retail	$774	$732
Government	7	9
Other	117	36
Total	$898	$777

Capital expenditures including software costs:
Restaurant/Retail	$1,075	$948
Government	-	7
Other	2,274	26
Total	$3,349	$981

Revenues by country:
United States	$61,567	$50,219
Other Countries	4,298	5,086
Total	$65,865	$55,305

The following table represents identifiable assets by business segment. Amounts below exclude discontinued operations.

	(in thousands)
	March 31, 2017	December 31, 2016

Restaurant/Retail	$90,024	$87,672
Government	7,333	6,504
Other	27,719	29,873
Total	$125,076	$124,049

The following table represents assets by country based on the location of the assets. Amounts below exclude discontinued operations.

	(in thousands)
	March 31, 2017	December 31, 2016
United States	$110,447	$110,369
Other Countries	14,629	13,680
Total	$125,076	$124,049

The following table represents Goodwill by business segment. Amounts below exclude discontinued operations.

	(in thousands)
	March 31, 2017	December 31, 2016
Restaurant/Retail	$10,315	$10,315
Government	736	736
Total	$11,051	$11,051

Customers comprising 10% or more of the Company’s total revenues, excluding discontinued operations, are summarized as follows:

	For the three months ended March 31,
	2017	2016
Restaurant/Retail segment:
McDonald’s Corporation	44%	17%
Yum! Brands, Inc.	12%	12%
Government segment:
U.S. Department of Defense	22%	39%
All Others	22%	32%
	100%	100%

No other customer within All Others represented more than 10% of the Company’s total revenue for the three months ended March 31, 2017 or 2016.

Note 10 — Fair Value of Financial Instruments

The Company’s financial instruments have been recorded at fair value using available market information and valuation techniques.  The fair value hierarchy is based upon three levels of input, which are:
Level 1 − quoted prices in active markets for identical assets or liabilities (observable)
Level 2 − inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in inactive markets, or other inputs that are observable market data for essentially the full term of the asset or liability (observable)
Level 3 − unobservable inputs that are supported by little or no market activity, but are significant to determining the fair value of the asset or liability (unobservable)

The Company’s financial instruments consist primarily of cash and cash equivalents, trade receivables, trade payables, debt instruments and deferred compensation assets and liabilities. For cash and cash equivalents, trade receivables and trade payables, the carrying amounts of these financial instruments as of March 31, 2017 and December 31, 2016 were considered representative of their fair values.  The estimated fair value of the Company’s long-term debt and line of credit at March 31, 2017 and December 31, 2016 was based on variable and fixed interest rates at March 31, 2017 and December 31, 2016, respectively, for new issues with similar remaining maturities and approximates the respective carrying values at March 31, 2017 and December 31, 2016.

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

The Company has obligations, to be paid in cash, to the former owners of Brink Software Inc., based on the achievement of certain conditions defined in the September 18, 2014 stock purchase agreement governing the Brink Software, Inc. acquisition.  The fair value of this contingent consideration payable was estimated using a discounted cash flow method, with significant inputs that are not observable in the market and thus represents a Level 3 fair value measurement as defined in ASC 820, Fair Value Measurements and Disclosures. The significant inputs in the Level 3 measurement not supported by market activity included the Company’s probability assessments of expected future cash flows related to the Company’s acquisition of Brink Software Inc. during the contingent consideration period, appropriately discounted considering the uncertainties associated with the obligation, and calculated in accordance with the terms of the definitive agreement.  Any change in the fair value adjustment is recorded in the earnings of that period.  Changes in the fair value of the contingent consideration obligations may result from changes in probability assumptions with respect to the likelihood of achieving the various contingent payment obligations. Significant increases or decreases in the inputs noted above in isolation would result in a significantly lower or higher fair value measurement.

The following table presents a summary of changes in fair value of the Company’s Level 3 assets and liabilities that are measured at fair value on a recurring basis (in thousands):

Level 3 Inputs
Liabilities
Balance at December 31, 2016	$4,000
New level 3 liability	-
Total gains (losses) reported in earnings	-
Transfers into or out of Level 3	-
Balance at March 31, 2017	$4,000

Note 11 — Related Party Transactions

The Company leases its corporate wellness facility to related parties at a current rate of $9,775 per month. The Company receives a complimentary membership to this facility which is provided to all employees.  During the quarters ended March 31, 2017 and March 31, 2016  the Company received rental income amounting to $29,325 for the lease of the facility in each year.

Our director, Paul D. Eurek, is President of Xpanxion LLC. In October 2016, Par Tech, Inc. entered into a statement of work (“SOW”) with Xpanxion LLC for software development services.  In the quarter ended March 31, 2017 we paid approximately $0.3 million to Xpanxion under the SOW.  Mr. Eurek’s successor has been announced, and he will be fully retired from Xpanxion on June 30, 2017.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

When used in this Quarterly Report on Form 10-Q (“Quarterly Report”), the terms “PAR Technology Corporation,” “Company,” “we,” “us” and “our” mean PAR Technology Corporation and all entities included in our unaudited interim consolidated financial statements. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited interim Consolidated Financial Statements and the Notes thereto included under Part I, Item 1 of this Quarterly Report.  See also, “Forward-Looking Statements” below.

Forward-Looking Statements

This Quarterly Report contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), and the Private Litigation Reform Act of 1995. Forward-looking statements are not historical in nature, but rather are predictive of our future operations, financial condition, business strategies and prospects. Forward-looking statements are generally identified by words such as “anticipate”, “believe,” “belief,” “continue,” “could”, “expect,” “estimate,” “intend,” “may,” “opportunity,” “plan,” “should,” “will,” “would,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those expressed in, or implied by, the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, delays in new product development and/or product introduction, changes in customer product and service demands, concentration of revenues from a small group of customers, product and service competition, risks associated with the ongoing investigation into possible violations of the U.S. Foreign Corrupt Practices Act (“FCPA”) and similar laws, including sanctions, fines or remedial measures that may be imposed by the U.S. Department of Justice (“DOJ”) or the U.S. Securities and Exchange Commission (“SEC”), additional expenses related to remedial measures, risks associated with our identified material weaknesses in internal control over financial reporting and any other failure to maintain effective internal controls, and the other factors discussed in our most recent Annual Report on Form 10-K and other filings with the SEC. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as may be required under applicable securities law.

Overview

Our management technology solutions for the Restaurant/Retail segment features cloud and on-premise software applications, hardware platforms, and related installation, technical, and maintenance support services tailored for the needs of restaurants and retailers.  Our Government segment provides technical expertise in contract development of advanced systems and software solutions for the U.S. Department of Defense and other federal agencies, as well as management technology and communications support services to the U.S. Department of Defense.

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

Internal Investigation; Update.

As previously disclosed, our Audit Committee has been overseeing an internal investigation by outside counsel into import/export and sales documentation activities at our China and Singapore offices. The investigation is focused on whether certain import/export and sales documentation activities at our China and Singapore offices were improper and in possible violation of the FCPA and other applicable laws, and certain of our policies, including our Code of Business Conduct and Ethics. We voluntarily notified, and we are fully cooperating with, the SEC and the DOJ of these activities. On May 1, 2017, we received a subpoena for documents from the SEC relating to our investigation. The SEC’s investigation is a non-public, fact-finding inquiry. While the fact-finding phase of our internal investigation is substantially complete, it is not clear what action, if any, the SEC intends to take with respect to the information it gathers. During the three months ended March 31, 2017, we recorded $1.0 million of expenses relating to our internal investigation, including expenses of outside legal counsel and forensic accountants, and we expect to incur additional expenses relating to its completion and responding to the SEC’s subpoena, as well as in connection with remedial measures being taken and to be taken by us to correct the material weaknesses identified in our internal control over financial reporting. It is not clear what action, if any, the SEC intends to take with respect to the information it gathers pursuant to its subpoena. If the SEC, or the DOJ or other governmental agency (including foreign governmental agencies) determine that violations of certain laws or regulations occurred, then we could be exposed to a broad range of civil and criminal sanctions, including injunctive relief, disgorgement, fines, penalties, modifications to our business practices, including the termination or modification of existing business relationships, the imposition of compliance programs and the retention of a monitor to oversee our future compliance. While we cannot currently reasonably estimate the potential liability arising out of the China and Singapore matters or the SEC investigation, the imposition of sanctions, fines or remedial measures could have a material adverse effect on our business, prospects, reputation, financial condition, liquidity, results of operations or cash flows.

Results of Operations —

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

We reported revenues of $65.9 million for the quarter ended March 31, 2017, an increase of 19.0% from the $55.3 million reported for the quarter ended March 31, 2016.  Our net income from continuing operations was $1.3 million or $0.08 per diluted share for the first quarter of 2017 versus $15,000 or $0.00 per diluted share for the same period in 2016.

Product revenues were $37.2 million for the quarter ended March 31, 2017, an increase of 68.5% from the $22.1 million recorded for the same period in 2016.  This increase was primarily driven by demand for our hardware solutions due to the timing of major project installations with a tier 1 customer in our Restaurant/Retail segment.  Also, contributing to the growth in the quarter was continued deployments of hardware sold with our Brink POS software.

Service revenues were $14.3 million for the quarter ended March 31, 2017, an increase of 22.5% from the $11.7 million reported for the same period in 2016.  During the quarter, we experienced an increase in installation services driven mostly by an increase in product revenue, and an increase in continued deployments of our Brink POS software.  Additionally, there was an increase associated with our depot repair operation resulting from new service contracts.

Contract revenues were $14.3 million for the quarter ended March 31, 2017, compared to $21.5 million reported for the same period in 2016, a decrease of 33.5%.  This decrease was driven by the wind down of a large multi-year contract within our Program Management Office (“PMO”) product offering.

Product margins for the quarter ended March 31, 2017 were 25.9%, compared to 25.5% for the same period in 2016.

Service margins were 31.1% for the quarter ended March 31, 2017; an increase from the 26.5% recorded for the same period in 2016. Our favorable margin rates are primarily driven by growth in our software as a service platforms, depot repair, and call center product offerings.

Contract margins were 11.0% for the quarter ended March 31, 2017, compared to 8.7% for the same period in 2016.  This favorable variance is the result of a shift in revenue mix from PMO to the higher value added product offerings of Intelligence, Surveillance, and Reconnaissance (“ISR’) and Mission Support.

Selling, general and administrative (SG&A) expenses were $9.6 million, an increase of 27.4%, compared to the $7.5 million for the period ending March 31, 2016. The increase is primarily due to costs related to favorable year-over-year financial performance such as commissions and bonus accrual.

Research and development (R&D) expenses were $3.6 million for the quarter ended March 31, 2017, up from  $2.8 million recorded for the same period in 2016.  This increase was primarily due to an increase in software development costs for products within the Restaurant/Retail segment, primarily associated with our Brink POS Software and SureCheck software applications.

During each of the quarters ended March 31, 2017 and March 31, 2016, we recorded $0.2 million of amortization expense associated with acquired identifiable intangible assets from the acquisition of Brink Software Inc.

Other expense, net, was $0.2 million for the quarter ended March 31, 2017 compared to $0.1 million for the same period in 2016.  Other income/expense primarily includes, fair market value fluctuations of our deferred compensation plan, rental income, and foreign currency fair value adjustments.

Interest (expense) income, was $(32,000) for quarter ended March 31, 2017 and $29,000 for quarter ended March 31, 2016. The 2016 interest income represents interest recorded on the note receivable in the amount of $67,000 related to the sale of PSMS in November 2015, offset by interest charged on our short-term borrowings and from long-term debt of $38,000.

For the three months ended March 31, 2017, our effective income tax expense was 35.5%, compared to 34.8% for the same period in 2016.

Liquidity and Capital Resources

Our primary sources of liquidity have been cash flow from operations and a line of credit with our bank.  Cash used in operating activities from continuing operations was $1.2 million for the three months ended March 31, 2017, compared to cash used in operating activities of $1.0 million for the same period in 2016.  This increase was primarily driven by first quarter hardware deployments associated with customer deposits from one of our Tier 1 accounts in the fourth quarter of 2016.   For the three months ended March 31, 2016 cash used in operations was mostly due to changes in working capital requirements, primarily associated with increases in accounts receivable based on timing of product sales and contract billings partially offset by increases in accrued expenses and accounts payable from timing of payments made to vendors, specifically inventory purchases.

Cash used in investing activities from continuing operations was $3.3 million for the three months ended March 31, 2017 versus $1.0 million used in investing activities for the three months ended March 31, 2016.  In the three months ended March 31, 2017, our capital expenditures of $2.3 million were primarily related to the implementation of our enterprise resource planning system and capital improvements made to our owned and leased properties. We capitalized $1.0 million in costs associated with investments in our Restaurant/Retail software platforms.  In the three months ended March 31, 2016, our capital expenditures of $1.0 million were primarily  related to capital improvements to leased properties as well as purchases of computer equipment associated with our software support service offerings.  We capitalized $0.7 million in costs associated with investments in our Restaurant/Retail software platforms.

Cash provided by financing activities from continuing operations was $1.0 million for the three months ended March 31, 2017 versus cash used of $45,000 for the three months ended March 31, 2016.  This change was a result of borrowings on the Credit Facility.

On November 29, 2016, we, together with certain of our U.S. subsidiaries, as “Loan Guarantors” (together, the “Loan Parties”) entered into a Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as the “Lender”. The Credit Agreement provides for revolving loans in an aggregate principal amount of up to $15.0 million to be made available to the Company; availability at any time being equal to the lesser of (i) $15.0 million and (ii) a borrowing base (equal to the sum of 80% eligible accounts, 50% eligible raw materials inventory and 35% eligible finished goods inventory, with no more than 50% of total eligible inventory included in the borrowing base), less the aggregate principal amount outstanding (the “Credit Facility”). Interest accrues on outstanding principal balances at an applicable rate per annum determined, as of the end of each fiscal quarter, by reference to the CBFR Spread or the Eurodollar Spread based on the Company’s consolidated indebtedness ratio as at the determination date.

The Credit Facility matures three (3) years from the date of the Credit Agreement and is guaranteed by the Loan Guarantors. The Credit Facility is secured by substantially all of the assets of the Company and of the other Loan Parties; provided, that the Credit Facility is not secured by any liens on more than 65% of the voting stock of the Company’s foreign subsidiaries. The Credit Agreement contains representations and warranties and affirmative and negative covenants that are usual and customary, including representations, warranties and covenants that, among other things, restrict the ability of the Company and its subsidiaries to incur additional indebtedness, incur or permit to exist liens on assets, make investments, loans, advances, guarantees and acquisitions, consolidate or merge with or into any other company, engage in asset sales and pay dividends and make distributions. The Credit Agreement requires that the Company’s consolidated indebtedness ratio at the end of each of its fiscal quarters to be greater than 3.0 to 1.0 and 1.25 to 1.0 for the quarter ending March 31, 2017 and each quarter thereafter. Obligations under the Credit Agreement may be accelerated upon certain customary events of default (subject to grace periods, as appropriate), including among others: nonpayment of principal, interest or fees; breach of the affirmative or negative covenants; breach of the representations or warranties in any material respect; event of default under, or acceleration of, other material indebtedness; bankruptcy or insolvency; material judgments entered against the Company or any of its subsidiaries; invalidity or unenforceability of any collateral documentation associated with the Credit Facility; and a change of control of the Company. We were in compliance with these covenants as of March 31, 2017.

On March 31, 2017, the applicable rate under the Credit Facility was 3.25% plus the CBFR Spread or LIBOR plus the Eurodollar Spread based on the Company’s consolidated indebtedness ratio.  There was a $1.0 million outstanding balance under the Credit Facility as of March 31, 2017, as such we had borrowing availability of up to $14.0 million.

In addition to the Credit Facility, the Company has a mortgage loan, collateralized by certain real estate, with a balance of $0.5 million and $0.7 million as of March 31, 2017 and 2016, respectively.  This mortgage matures on November 1, 2019.  Interest is fixed at 4.00% through maturity.  The annual mortgage payment, including interest through November 1, 2019, is $0.2 million.

We expect our operating cash flows and available capacity under our Credit Facility will be sufficient to meet our operating needs for the next 12 months. Our actual cash needs will depend on many factors, including our rate of revenue growth, including growth of our SaaS revenues, the timing and extent of spending to support our product development efforts, the timing of introductions of new products and enhancements to existing products, market acceptance of our products, and  potential fines and penalties that, while currently inestimable, could be material (see Item 1A – “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 for further discussion about the potential adverse effect of such fines and penalties on our business).  If we are required or otherwise elect to seek additional funding, we cannot be certain that such additional funding will be available on terms and conditions acceptable to us, if at all.

Critical Accounting Policies and Estimates

Our Consolidated Financial Statements are based on the application of U.S. generally accepted accounting principles (“GAAP”).  GAAP requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported.  We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently applied.  Valuations based on estimates are reviewed for reasonableness and adequacy on a consistent basis.  Primary areas where financial information is subject to the use of estimates, assumptions and the application of judgment include revenue recognition, accounts receivable, inventories, accounting for business combinations, contingent consideration, goodwill and intangible assets, and taxes. Our critical accounting policies have not changed materially from the discussion of those policies included under “Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2016.

Recently Issued Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB amended the existing accounting standards for revenue recognition. The amendments are based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized.  The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers.  In July 2015, the FASB affirmed its proposal of a one-year deferral of the effective date of the new revenue standard.  As a result, the new guidance will be effective for the Company beginning in the first quarter of 2018. The amendments may be applied retrospectively to each prior period presented or with the cumulative effect recognized as of the date of initial application. PAR is currently evaluating the impact of these amendments and plans to adopt in 2018.  In the second quarter of 2017, we will commence a project to assess the potential impact of the new standard on our consolidated financial statements and related disclosures.  This project will also include the assessment and enhancement of our internal processes and systems to address the new standard.  At this time, we have not yet selected a transition method.

In February 2016, the FASB issued ASU 2016-02 impacting the accounting for leases intending to increase transparency and comparability of organizations by requiring balance sheet presentation of leased assets and increased financial statement disclosure of leasing arrangements. The revised standard will require entities to recognize a liability for its lease obligations and a corresponding asset representing the right to use the underlying asset over the lease term. Lease obligations are to be measured at the present value of lease payments and accounted for using the effective interest method. The accounting for the leased asset will differ slightly depending on whether the agreement is deemed to be a financing or operating lease. For finance leases, the leased asset is depreciated on a straight-line basis and recorded separately from the interest expense in the income statement resulting in higher expense in the earlier part of the lease term. For operating leases, the depreciation and interest expense components are combined, recognized evenly over the term of the lease, and presented as a reduction to operating income. The ASU requires that assets and liabilities be presented or disclosed separately and classified appropriately as current and noncurrent. The ASU further requires additional disclosure of certain qualitative and quantitative information related to lease agreements. The new standard is effective for the Company beginning in the first quarter of 2019. We are currently evaluating the impact of these amendments on our financial statements.

In January 2017, the FASB issued ASU 2017-01 clarifying the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments in this Update affect all reporting entities that must determine whether they have acquired or sold a business.  This guidance clarifies that to be a business there must also be at least one substantive process, and narrows the definition of outputs by more closely aligning it with how outputs are described in the new revenue recognition standard. The amendments in this Update should be applied prospectively on or after the annual periods beginning after December 15, 2017, including interim periods within those periods. The adoption of this standards update is not expected to have a material impact on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04 intended to simplify the subsequent measurement of goodwill. The amendments in this Update modify the concept of impairment from the condition that exists when the carrying amount of goodwill exceeds its implied fair value to the condition that exists when the carrying amount of a reporting unit exceeds its fair value. An entity no longer will determine goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. Because these amendments eliminate Step 2 from the goodwill impairment test, they should reduce the cost and complexity of evaluating goodwill for impairment.  The standards update is effective on a prospective basis for annual and interim goodwill impairment testing performed in fiscal years beginning after December 15, 2019. The adoption of this standards update is not expected to have a material impact on our consolidated financial statements.

Recently Adopted Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-09 to simplify several aspects of the accounting for employee share-based payment transactions standard, including the classification of excess tax benefits and deficiencies and the accounting for employee forfeitures. The guidance was effective for the Company beginning in the quarter ended March 31, 2017 2017 at which time we adopted this new standard.  The updates to the accounting standard include the following:

•
Excess tax benefits and deficiencies no longer are recognized as a change in additional paid-in-capital in the equity section of the balance sheet, instead they are recognized in the income statement as a tax expense or benefit. In the statement of cash flows, excess tax benefits and deficiencies are no longer classified as a financing activity, instead they are classified as an operating activity.

•
Entities have the option to continue to reduce share-based compensation expense during the vesting period of outstanding awards for estimated future employee forfeitures or they may elect to recognize the impact of forfeitures as they actually occur.

•	The ASU also provides new guidance to other areas of the standard including minimum statutory tax withholding rules and the calculation of diluted common shares outstanding.

The adoption of the new standard in the first quarter of 2017 did not have a significant impact on our unaudited interim consolidated financial statements.

In November 2015, the FASB issued new guidance related to the balance sheet classification of deferred taxes.  This standard requires an entity to classify all deferred tax assets, along with any valuation allowance, as noncurrent on the balance sheet. As a result, each jurisdiction will have one net noncurrent deferred tax asset or liability.  The Company adopted this standard in the first quarter of 2017, which resulted in the Company’s reclassification of deferred tax assets from current assets to non-current assets in the amount of $7.8 million for the quarters ended March 31, 2017 and December 31, 2016.

In July 2015, the FASB issued new guidance related to the measurement of inventory.  This standard changes the inventory valuation method from the lower of cost or market to the lower of cost or net realizable value for inventory valued under the first-in, first-out or average cost methods.  The implementation of the amended accounting guidance did not have a significant impact on our consolidated financial statements.

In August 2014, the FASB issued new guidance related to disclosures around going concern, including management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related disclosures when conditions or events raise substantial doubt about an entity’s ability to continue as a going concern. The adoption of the new standard in the first quarter of 2017, did not have a significant impact on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4.	Controls and Procedures

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

Internal Investigation; Material Weaknesses

As previously disclosed, our Audit Committee has been overseeing an internal investigation by outside counsel focused on whether certain import/export and sales documentation activities at our China and Singapore offices were improper and in violation of the FCPA and other applicable laws, and certain of our policies, including our Code of Business Conduct and Ethics.  Based on the investigation findings to date, we discovered that certain members of our China and Singapore staff participated in or were aware of improper activities in China and Singapore, involving the improper bypassing of applicable customs laws of various countries. Such activities in China and Singapore included the failure to properly label items for import into various non-U.S. countries and the failure to properly document the declared value of certain items exported to various non-U.S. countries, as well as questionable payments made to customs officials in China without sufficient documentation to evidence or confirm the legitimacy of their purpose. The investigation also revealed that certain members of upper management knew or should have known of the questionable conduct, but failed to take action to prevent or correct such conduct.

Evaluation Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2017, as a result of the material weaknesses in our internal control over financial reporting previously disclosed and described below. However, it has been determined that no material adjustments, restatements, or other amendments to our previously issued financial statements are required.

Based on the results of the internal investigation to date and remedial actions taken through March 31, 2017, we concluded that material weaknesses continued to exist as of March 31, 2017 because:

•
we did not maintain a control environment that effectively promoted, maintained, and/or supported the control consciousness of employees or a culture of adequate and prompt reporting of information internally;

•	we failed to maintain sufficient monitoring activities to ensure compliant and consistent global practices and procedures and timely detection of deviations, allowing for timely corrective action; and

•
our policies, procedures, and training were insufficient as to procurement and sales activities, including insufficient documentation involving arrangements with third parties, knowledge of, and compliance with, import/export, customs and similar laws and regulations of international jurisdictions and the FCPA, including deficiencies in our training.

Remediation Efforts to Address Material Weaknesses.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As we previously disclosed, we have developed and we have begun to implement changes in our internal control over financial reporting to remediate our identified material weaknesses; and, we are in the process of developing and implementing a comprehensive compliance program focused on applicable domestic and international anti-bribery, trade control, and other laws, rules, and regulations. These additional measures are intended to address the above deficiencies and ensure a continuous and effective control environment that not only encourages, but demands compliance and provides processes and procedures for the timely reporting of necessary and/or required information to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
 .
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

Changes in Internal Controls Over Financial Reporting.

In evaluating whether there were any reportable changes in our internal control over financial reporting during the quarter ended March 31, 2017, we determined that, other than the changes described above under “Remediation Efforts to Address Material Weaknesses”, there were no changes in internal control over financial reporting during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, we do anticipate further changes will be implemented to remedy the material weaknesses identified above.

Part II - Other Information
Item 1.	Legal Proceedings

The information in Note 8 - Contingencies to the unaudited interim consolidated financial statements is responsive to this Item and is incorporated by reference herein.

Item 1A.	Risk Factors

Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of PAR’s common stock. As disclosed above under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Internal Investigation; Update”, we have received a subpoena for documents from the SEC relating to our investigation. It is not clear what action, if any, the SEC intends to take with respect to the information it gathers pursuant to its subpoena. If the SEC, or the DOJ or other governmental agency (including foreign governmental agencies) determine that violations of certain laws or regulations occurred, then we could be exposed to a broad range of civil and criminal sanctions, including injunctive relief, disgorgement, fines, penalties, modifications to our business practices, including the termination or modification of existing business relationships, the imposition of compliance programs and the retention of a monitor to oversee our future compliance. The imposition of sanctions, fines or remedial measures could have a material adverse effect on our business, prospects, reputation, financial condition, liquidity, results of operations or cash flow.

Item 2.	Unregistered Sales of Equity Securities And Use Of Proceeds

Under our equity incentive plans, recipients of restricted stock grants must pay us par value for each share granted; if the vesting requirements are not satisfied, we will repurchase the forfeited shares at par value. In addition, employees may elect to have us withhold shares to satisfy minimum statutory federal, state and local tax withholding obligations arising from the vesting of restricted stock. When we withhold these shares, we are required to remit to the appropriate taxing authorities the market price of the shares withheld, which could be deemed a purchase of shares by us on the date of withholding. For the three months ended March 31, 2017, 1,039 shares were purchased at an average price of $6.83 per share.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

List of Exhibits

Exhibit No.	Exhibit Description

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAR TECHNOLOGY CORPORATION
(Registrant)

Date: May 15, 2017	/s/ Bryan A. Menar
Bryan A. Menar
Chief Financial Officer

Exhibit Index

Exhibit No.	Exhibit Description

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.