Form 10-Q
period 2017-06-30
PAR TECHNOLOGY CORP
filed 2017-08-14
CIK 708821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2017.

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
Yes ☐  No  ☒

As of August 11, 2017, 15,907,281 shares of the registrant’s common stock, $0.02 par value, were outstanding.

PAR TECHNOLOGY CORPORATION

PART I
FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	For the three months ended June 30,	For the three months ended June 30,	For the six months ended June 30,	For the six months ended June 30,
	2017	2016	2017	2016
Net revenues:
Product	$32,682	$21,444	$69,888	$43,528
Service	15,034	11,804	29,377	23,508
Contract	14,545	19,410	28,861	40,927
	62,261	52,658	128,126	107,963
Costs of sales:
Product	24,389	16,137	51,961	32,579
Service	9,766	8,219	19,651	16,818
Contract	12,909	17,857	25,656	37,512
	47,064	42,213	97,268	86,909
Gross margin	15,197	10,445	30,858	21,054
Operating expenses:
Selling, general and administrative	8,917	7,058	18,527	14,600
Research and development	3,284	2,793	6,853	5,555
Amortization of identifiable intangible assets	242	242	483	483
	12,443	10,093	25,863	20,638
Operating income from continuing operations	2,754	352	4,995	416
Other income (expense), net	54	(210)	(194)	(280)
Interest (expense) income, net	(13)	3	(45)	32
Income from continuing operations before provision for income taxes	2,795	145	4,756	168
Provision for income taxes	(818)	(45)	(1,515)	(53)
Net income from continuing operations	1,977	100	3,241	115
Discontinued operations
(Loss on) income from discontinued operations (net of tax)	-	(26)	183	(26)
Net income	$1,977	$74	$3,424	$89
Basic Earnings per Share:
Income from continuing operations	0.12	0.01	0.20	0.01
(Loss on) income from discontinued operations, net of tax	(0.00)	(0.00)	0.01	(0.00)
Net income	$0.12	$0.01	$0.21	$0.01
Diluted Earnings per Share:
Income from continuing operations	0.12	0.01	0.20	0.01
(Loss on) income from discontinued operations, net of tax	(0.00)	(0.00)	0.01	(0.00)
Net income	$0.12	$0.01	$0.21	$0.01
Weighted average shares outstanding
Basic	15,919	15,615	15,893	15,651
Diluted	16,179	15,670	16,146	15,717

See accompanying notes to unaudited interim consolidated financial statements

PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2017	2016	2017	2016
Net income	$1,977	$74	$3,424	$89
Other comprehensive loss, net of applicable tax:
Foreign currency translation adjustments	(197)	(28)	(156)	(150)
Comprehensive income (loss)	$1,780	$46	$3,268	$(61)

See accompanying notes to unaudited interim consolidated financial statements

PAR TECHNOLOGY CORPORATIONAND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

Assets	June 30, 2017	December 31, 2016
Current assets:
Cash and cash equivalents	$3,282	$9,055
Accounts receivable-net	33,807	30,705
Inventories-net	28,845	26,237
Note receivable	-	3,510
Income taxes receivable	-	261
Other current assets	4,246	4,027
Assets of discontinued operations	-	462
Total current assets	70,180	74,257
Property, plant and equipment - net	9,854	7,035
Deferred income taxes	16,403	17,417
Goodwill	11,051	11,051
Intangible assets - net	11,886	10,966
Other assets	3,833	3,785
Total Assets	$123,207	$124,511
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$191	$187
Borrowings on line of credit	1,000	-
Accounts payable	14,163	16,687
Accrued salaries and benefits	6,411	5,470
Accrued expenses	4,752	4,682
Customer deposits and deferred service revenue	14,513	19,814
Total current liabilities	41,030	46,840
Long-term debt	283	379
Other long-term liabilities	7,764	7,712
Total liabilities	49,077	54,931
Commitments and contingencies
Shareholders’ Equity:
Preferred stock, $.02 par value, 1,000,000 shares authorized	-	-
Common stock, $.02 par value, 29,000,000 shares authorized; 17,615,390 and 17,479,454 shares issued, 15,907,281 and 15,771,345 outstanding at June 30, 2017 and December 31, 2016, respectively	352	350
Capital in excess of par value	47,354	46,203
Retained earnings	35,598	32,357
Accumulated other comprehensive loss	(3,338)	(3,494)
Treasury stock, at cost, 1,708,109 shares	(5,836)	(5,836)
Total shareholders’ equity	74,130	69,580
Total Liabilities and Shareholders’ Equity	$123,207	$124,511

See accompanying notes to unaudited interim consolidated financial statements

PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the six months ended June 30,
	2017	2016
Cash flows from operating activities:
Net income	$3,424	$89
(Income) loss from discontinued operations	(183)	26
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation, amortization and accretion	1,852	1,606
Provision for bad debts	315	397
Provision for obsolete inventory	1,528	970
Equity based compensation	238	207
Deferred income tax	1,014	52
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(3,417)	(329)
Inventories	(4,136)	(4,863)
Income tax receivable/(payable)	261	(490)
Other current assets	(219)	(751)
Other assets	(48)	(105)
Accounts payable	(2,524)	4,802
Accrued salaries and benefits	941	137
Accrued expenses	70	(1,488)
Customer deposits and deferred service revenue	(5,301)	913
Other long-term liabilities	52	(124)
Deferred tax equity based compensation	-	(9)
Net cash (used in) provided by operating activities-continuing operations	(6,133)	1,040
Net cash provided by (used in) operating activities-discontinued operations	462	(299)
Net cash (used in) provided by operating activities	(5,671)	741
Cash flows from investing activities:
Capital expenditures	(3,497)	(984)
Capitalization of software costs	(2,148)	(1,220)
Acquisition related consideration paid	-	(977)
Net cash used in investing activities	(5,645)	(3,181)
Cash flows from financing activities:
Payments of long-term debt	(92)	(89)
Payments of other borrowings	(14,150)	(107,907)
Proceeds from other borrowings	15,150	107,907
Proceeds from stock awards	915	29
Proceeds from note receivable	3,794	-
Net cash provided by (used in) financing activities	5,617	(60)
Effect of exchange rate changes on cash and cash equivalents	(74)	(150)
Net decrease in cash and cash equivalents	(5,773)	(2,650)
Cash and cash equivalents at beginning of period	9,055	8,024
Cash and equivalents at end of period	3,282	5,374
Less cash and cash equivalents of discontinued operations at end of period	-	-
Cash and cash equivalents of continuing operations at end of period	$3,282	$5,374

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	60	21
Income taxes, net of refunds	56	551

See accompanying notes to unaudited interim consolidated financial statements

PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Basis of presentation

The accompanying unaudited interim consolidated financial statements of PAR Technology Corporation (the “Company” or “PAR”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements and the instructions to Form 10-Q and Article 8 of Regulation S-X pertaining to interim financial statements.  Accordingly, they do not include all information and footnotes required by GAAP for annual financial statements.  In the opinion of the management, such unaudited interim consolidated financial statements include all normal and recurring adjustments necessary for a fair presentation of the results for the interim periods included in this Quarterly Report on Form 10-Q (“Quarterly Report”).  Operating results for the three  and six months ended June 30, 2017 are not necessarily indicative of the results of operations that may be expected for any future period.  Certain amounts for prior periods have been reclassified to conform to the current period classification.

The preparation of unaudited interim consolidated financial statements requires management of the Company to make a number of estimates, judgements and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the unaudited interim consolidated financial statements and the reported amount of revenues and expenses during the period. Primary areas where financial information is subject to the use of estimates, assumptions and the application of judgment include revenue recognition, accounts receivable, inventories, accounting for business combinations, contingent consideration, goodwill and intangible assets, and taxes.  Actual results could differ from those estimates.

The unaudited interim consolidated financial statements and related notes should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016,  filed with the Securities and Exchange Commission (“SEC”) on April 17, 2017.

Note 2 — Divestiture and Discontinued Operations

On November 4, 2015, the Company sold substantially all of the assets of its hotel/spa technology business operated by PAR Springer-Miller Systems, Inc., Springer-Miller International, LLC, and Springer-Miller Canada, ULC (collectively, “PSMS”) pursuant to an asset purchase agreement (the “PSMS APA”) dated on even date therewith among PSMS and Gary Jonas Computing Ltd., SMS Software Holdings LLC, and Jonas Computing (UK) Ltd. (the “Purchasers”). Accordingly, the results of operations of PSMS have been classified as discontinued operations in the Consolidated Statements of Operations (unaudited) and Consolidated Statements of Cash Flows (unaudited) in accordance with Accounting Standards Codification (“ASC”) ASC 205-20 (Presentation of Financial Statements – Discontinued Operations). Additionally, the assets and associated liabilities have been classified as discontinued operations in the Consolidated Balance Sheets (unaudited). Total consideration to be received from the sale is $16.6 million in cash (the “Base Purchase Price”), with $12.1 million paid at the closing of the asset sale and up to $4.5 million payable 18 months following the closing (the “Holdback Amount”).  On May 5, 2017, the Company received payment of $4.2 million of the Holdback Amount, the unpaid balance is reflective of a negative purchase price adjustment based on the net tangible asset calculation provided under the PSMS APA. In addition to the Base Purchase Price, contingent consideration of up to $1.5 million (the “Earn-Out”) could be received by the Company based on the achievement of certain agreed-upon revenue and earnings targets for calendar years 2016, 2017 and 2018 (up to $500,000 per calendar year), subject to setoff for PSMS and ParTech, Inc. indemnification obligations thereunder and unresolved claims. The Company received no Earn-Out payment for calendar year 2016 and, as of June 30, 2017, the Company did not record any amount associated with calendar years 2017 and 2018, as the Company does not believe achievement of the related revenue and earnings targets is probable.

Summarized financial position for the Company’s discontinued operations is as follows (in thousands):

	(in thousands)
	June 30, 2017	December, 31 2016
Assets
Other current assets	$-	$462
Assets of discontinued operations	$-	$462

Summarized financial operating results for the Company’s discontinued operations is as follows (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2017	2016	2017	2016
Operations
Total revenues	$-	$-	$-	$-

(Loss) income from discontinued operations before income taxes	$-	$(38)	$284	$(38)
Benefit from (provision for) income taxes	-	12	(101)	12
(Loss) income from discontinued operations, net of taxes	$-	$(26)	$183	$(26)

Note 3 — Accounts Receivable

The Company’s net accounts receivable consists of:

	(in thousands)
	June 30, 2017	December 31, 2016
Government segment:
Billed	$7,778	$6,779
Advanced billings	(1,662)	(1,599)
	6,116	5,180
Restaurant/Retail segment:
Accounts receivable - net	27,691	25,525
	$33,807	$30,705

At June 30, 2017 and December 31, 2016, the Company had recorded allowances for doubtful accounts of $1.1 million and $0.9 million, respectively, against Restaurant/Retail segment accounts receivable.

Note 4 — Inventories

Inventories are primarily used in the manufacture, maintenance and service of Restaurant/Retail segment products.  The components of inventories (net) consist of the following:

	(in thousands)
	June 30, 2017	December 31, 2016
Finished goods	$10,912	$9,423
Work in process	701	443
Component parts	10,623	10,386
Service parts	6,609	5,985
	$28,845	$26,237

At June 30, 2017 and December 31, 2016, the Company had recorded inventory reserves of $7.6 million and $9.2 million, respectively, against Restaurant/Retail inventories, which relates primarily to service parts.

Note 5 — Identifiable Intangible Assets and Goodwill

The Company’s identifiable intangible assets represent intangible assets in connection with the Brink Software Inc. acquisition in 2014 and internally developed software costs.  The Company capitalizes certain costs related to the development of computer software used in its Restaurant/Retail segment. Software development costs incurred prior to establishing technological feasibility are charged to operations and included in research and development costs.  The technological feasibility of a computer software product is established when the Company has completed all planning, designing, coding, and testing activities that are necessary to establish that the product meets its design specifications including functionality, features, and technical performance requirements. Software development costs incurred after establishing feasibility for software sold as a perpetual license, as defined within ASC 985-20 (Software – Costs of Software to be sold, Leased, or Marketed) and for software as a service (“SAAS”), as defined within ASC-350-40 (Intangibles – Goodwill and Other – Internal – Use Software) are capitalized and amortized on a product-by-product basis when the product is available for general release to customers. Software costs capitalized within continuing operations during the three and six months ended June 30, 2017 were $1.1 million and $2.1 million, respectively.  Software costs capitalized within continuing operations during the three and six months ended June 30, 2016 were $0.5 million and $1.2 million, respectively.

Annual amortization, charged to cost of sales when a product is available for general release to customers, is computed using the greater of (a) the straight-line method over the remaining estimated economic life of the product, generally three to seven years or (b) the ratio that current gross revenues for the product bear to the total of current and anticipated future gross revenues for the product.  Amortization of capitalized software costs from continuing operations for the three and six months ended June 30, 2017 were $0.4 million and $0.7 million, respectively.  Amortization of capitalized software costs from continuing operations for the three and six months ended June 30, 2016 were $0.3 million and $0.5 million, respectively.

Amortization of intangible assets acquired from the Brink Software Inc. acquisition amounted to $0.2 million and $0.5 million for the three and six months ended June 30, 2017, respectively. Amortization of intangible assets acquired in the Brink Software Inc. acquisition for the three and six months ended June 30, 2016 were $0.2 million and $0.5 million, respectively.

The components of identifiable intangible assets, excluding discontinued operations, are:

	(in thousands)
	June 30, 2017	December 31, 2016	Estimated Useful Life
Acquired and internally developed software costs	$18,032	$15,884	3 - 7 years
Customer relationships	160	160	7 years
Non-competition agreements	30	30	1 year
	18,222	16,074
Less accumulated amortization	(6,736)	(5,508)
	$11,486	$10,566
Trademarks, trade names (non-amortizable)	400	400	N/A
	$11,886	$10,966

The expected future amortization of our intangible assets, assuming straight-line amortization of capitalized software costs and acquisition related intangibles, is as follows (in thousands):

2017	$1,168
2018	2,196
2019	1,722
2020	1,396
2021	1,028
Thereafter	3,976
Total	$11,486

The Company tests goodwill for impairment on an annual basis, or more often if events or circumstances indicate that there may be impairment.  The Company operates in two reportable business segments, Restaurant/Retail and Government.  Goodwill impairment testing is performed at the reporting unit level.  Goodwill is assigned to a specific reporting unit at the date the goodwill is initially recorded.  Once goodwill has been assigned to a specific reporting unit, it no longer retains its association with a particular acquisition, and all of the activities within a reporting unit, whether acquired or organically grown, are available to support the value of the goodwill.  The amount of goodwill carried by the Restaurant/Retail and Government reporting unit is $10.3 million and $0.7 million, respectively, at June 30, 2017 and December 31, 2016.

Note 6 — Stock Based Compensation

The Company applies the fair value recognition provisions of ASC Topic 718. The Company recorded stock based compensation of $62,000 and $238,000 for the three and six months ended June 30, 2017, respectively.  The Company recorded stock based compensation of $141,000 and $207,000 for the three and six months ended June 30, 2016, respectively.  The amount recorded for the three and six months ended June 30, 2017 was recorded net of benefits of $10,000 and $10,000, respectively, as a result of forfeitures of unvested stock awards prior to the completion of the requisite service period and/or performance criteria..  The amount recorded for the three and six months ended June 30, 2016 was recorded net of benefits of $22,000 and $48,000, respectively, as a result of forfeitures of unvested stock awards prior to the completion of the requisite service period and /or performance criteria.  At June 30, 2017, the aggregate unrecognized compensation expense related to non-vested equity awards was $0.4 million (net of estimated forfeitures), which is expected to be recognized as compensation expense in fiscal years 2017 through 2019.

For the three and six month periods ended June 30, 2017, the Company recognized compensation expense related to performance awards based on its estimate of the probability of achievement in accordance with ASC Topic 718.

Note 7 — Net Income per share

Earnings per share are calculated in accordance with ASC Topic 260, which specifies the computation, presentation and disclosure requirements for earnings per share (EPS).  It requires the presentation of basic and diluted EPS.  Basic EPS excludes all dilution and is based upon the weighted average number of shares of common stock outstanding during the period.  Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock.  For the three and six months ended June 30, 2017 there were no anti-dilutive stock options outstanding.  For the three and six months ended June 30, 2016 there were 38,000 and 26,000 anti-dilutive stock options outstanding.

The following is a reconciliation of the weighted average of shares of common stock outstanding for the basic and diluted EPS computations (in thousands, except share and per share data):

	For the three months ended June 30,
	2017	2016
Net income from continuing operations	$1,977	$100

Basic:
Shares outstanding at beginning of period	15,811	15,607
Weighted average shares issued during the period, net	108	8
Weighted average common shares, basic	15,919	15,615
Net income from continuing operations per common share, basic	$0.12	$0.01
Diluted:
Weighted average common shares, basic	15,919	15,615
Dilutive impact of stock options and restricted stock awards	260	55
Weighted average common shares, diluted	16,179	15,670
Net income from continuing operations per common share, diluted	$0.12	$0.01

	For the six months ended June 30,
	2017	2016
Net income from continuing operations	$3,241	$115

Basic:
Shares outstanding at beginning of period	15,771	15,645
Weighted average shares issued during the period, net	122	6
Weighted average common shares, basic	15,893	15,651
Net income from continuing operations per common share, basic	$0.20	$0.01
Diluted:
Weighted average common shares, basic	15,893	15,651
Dilutive impact of stock options and restricted stock awards	253	66
Weighted average common shares, diluted	16,146	15,717
Net income from continuing operations per common share, diluted	$0.20	$0.01

Note 8 — Contingencies

The Company is subject to legal proceedings, which arise in the ordinary course of business. Additionally, U.S. Government contract costs are subject to periodic audit and adjustment. The Company is investigating whether certain import/export and sales documentation activities at the Company’s China and Singapore offices were improper and in possible violation of the U.S. Foreign Corrupt Practices Act (“FCPA”) and other applicable laws and certain Company policies. The Company voluntarily notified, and is fully cooperating with, the SEC and the U.S. Department of Justice (“DOJ”) of these activities. On May 1, 2017, the Company received a subpoena from the SEC for documents relating to the Company’s investigation. The SEC’s investigation is a non-public, fact-finding inquiry and it is not clear what action, if any, the SEC intends to take with respect to the information it gathers. If the SEC, DOJ, or other governmental agencies (including foreign governmental agencies) determine that violations of certain laws or regulations occurred, the Company could be exposed to a broad range of civil and criminal sanctions. The potential liability arising out of the China and Singapore matters or the SEC investigation cannot currently be reasonably estimated; however, the imposition of sanctions, fines or remedial measures could have a material adverse effect on the Company’s business, prospects, reputation, financial condition, liquidity, results of operations or cash flows.

Note 9 — Segment and Related Information

The Company is organized in two reportable business segments, Restaurant/Retail and Government. The Company’s chief operating decision maker is the Company’s Chief Executive Officer.  Management views the Restaurant/Retail and Government segments separately in operating its business, as the products and services are different for each segment. The Restaurant/Retail segment offers integrated solutions to restaurants and retail, including in the fast casual, quick serve and table service restaurant categories, and speciality retail outlets. These offerings include industry leading hardware and cloud and on-premise software applications utilized at the point-of-sale, back of store and corporate office and includes the Brink cloud-based point-of-sale software.  This segment also offers customer support including field service, installation, and twenty-four-hour telephone support and depot repair.  With our SureCheck solution, we continue to expand our business into big box retailers, grocery stores and contract food management organizations.  The Government segment performs complex technical studies, analysis, and experiments, develops innovative solutions, and provides on-site engineering in support of advanced defense, security, and aerospace systems.  This segment also provides expert on-site services for operating and maintaining U.S. Government-owned communication assets.

Information noted as “Other” primarily relates to the Company’s corporate, home office operations.

Information as to the Company’s segments is set forth below. Amounts below exclude discontinued operations.

	(in thousands) For the three months ended June 30,		(in thousands) For the six months ended June 30,
	2017	2016	2017	2016
Revenues:
Restaurant/Retail	$47,716	$33,248	$99,265	$67,036
Government	14,545	19,410	28,861	40,927
Total	$62,261	$52,658	$128,126	$107,963

Operating income:
Restaurant/Retail	$1,795	$(800)	$4,161	$(1,300)
Government	1,587	1,496	3,098	3,303
Other	(628)	(344)	(2,264)	(1,587)
	2,754	352	4,995	416
Other income (loss), net	54	(210)	(194)	(280)
Interest (expense) income, net	(13)	3	(45)	32
Income before provision for income taxes	$2,795	$145	$4,756	$168

Depreciation, amortization and accretion:
Restaurant/Retail	$821	$756	$1,595	$1,488
Government	4	10	11	19
Other	129	63	246	99
Total	$954	$829	$1,852	$1,606

Capital expenditures including software costs:
Restaurant/Retail	$1,256	$702	$2,331	$1,650
Government	7	32	7	39
Other	1,033	489	3,307	515
Total	$2,296	$1,223	$5,645	$2,204

Revenues by country:
United States	$57,621	$47,571	$119,188	$97,790
Other Countries	4,640	5,087	8,938	10,173
Total	$62,261	$52,658	$128,126	$107,963

The following table represents identifiable assets by business segment. Amounts below exclude discontinued operations.

	(in thousands)
	June 30, 2017	December 31, 2016

Restaurant/Retail	$87,553	$87,672
Government	7,613	6,504
Other	28,041	29,873
Total	$123,207	$124,049

The following table represents assets by country based on the location of the assets. Amounts below exclude discontinued operations.

	(in thousands)
	June 30, 2017	December 31, 2016
United States	$107,293	$110,369
Other Countries	15,914	13,680
Total	$123,207	$124,049

The following table represents Goodwill by reporting unit. Amounts below exclude discontinued operations.

	(in thousands)
	June 30, 2017	December 31, 2016
Restaurant/Retail	$10,315	$10,315
Government	736	736
Total	$11,051	$11,051

Customers comprising 10% or more of the Company’s total revenues, excluding discontinued operations, are summarized as follows:

	For the three months ended June 30,		For the six months ended June 30 ,
	2017	2016	2017	2016
Hospitality segment:
McDonald’s Corporation	36%	24%	40%	21%
Yum! Brands, Inc.	14%	10%	13%	11%
Government segment:
U.S. Department of Defense	23%	37%	23%	38%
All Others	27%	29%	24%	30%
	100%	100%	100%	100%

No other customer within All Others represented more than 10% of the Company’s total revenue for the three and six months ended June 30, 2017 or 2016.

Note 10 — Fair Value of Financial Instruments

The Company’s financial instruments have been recorded at fair value using available market information and valuation techniques.  The fair value hierarchy is based upon three levels of input, which are:
Level 1 − quoted prices in active markets for identical assets or liabilities (observable)
Level 2 − inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in inactive markets, or other inputs that are observable market data for essentially the full term of the asset or liability (observable)
Level 3 − unobservable inputs that are supported by little or no market activity, but are significant to determining the fair value of the asset or liability (unobservable)

The Company’s financial instruments consist primarily of cash and cash equivalents, trade receivables, trade payables, debt instruments and deferred compensation assets and liabilities. For cash and cash equivalents, trade receivables and trade payables, the carrying amounts of these financial instruments as of June 30, 2017 and December 31, 2016 were considered representative of their fair values.  The estimated fair value of the Company’s long-term debt and line of credit at June 30, 2017 and December 31, 2016 was based on variable and fixed interest rates at June 30, 2017 and December 31, 2016, respectively, for new issues with similar remaining maturities and approximates the respective carrying values at June 30, 2017 and December 31, 2016.

The deferred compensation assets and liabilities primarily relate to the Company’s deferred compensation plan, which allows for pre-tax salary deferrals for certain key employees. Changes in the fair value of the deferred compensation liabilities are derived using quoted prices in active markets of the asset selections made by the participants. The deferred compensation liabilities are classified within Level 2, as defined under U.S. GAAP, because their inputs are derived principally from observable market data by correlation to the hypothetical investments. The Company holds insurance investments to partially offset the Company’s liabilities under its deferred compensation plan, which are recorded at fair value each period using the cash surrender value of the insurance investments.

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

The following table presents a summary of changes in fair value of the Company’s Level 3 assets and liabilities that are measured at fair value on a recurring basis (in thousands), and are recorded as a component of other long-term liabilities on the consolidated balance sheet:

Level 3 Inputs
Liabilities
Balance at December 31, 2016	$4,000
New level 3 liability	-
Total gains (losses) reported in earnings	-
Transfers into or out of Level 3	-
Balance at June 30, 2017	$4,000

Note 11 — Related Party Transactions

The Company leases its corporate wellness facility to related parties at a current rate of $9,775 per month. The Company receives a complimentary membership to this facility which is provided to all employees.  The Company received rental income amounting to $29,325 and $58,650 for each of the three and six months ended June 30, 2017 and June 30, 2016.

In October 2016, the Company entered into a statement of work (“SOW”) with Xpanxion LLC for software development services. For the six months ended June 30, 2017 we incurred approximately $742,000 of expenses to Xpanxion, LLC under the SOW. The Company did not incur any expenses to Xpanxion during the six month period ended June 30, 2016. Until his retirement on June 30, 2017, Paul Eurek, a director of the Company, was President of Xpanxion LLC.

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

Forward-Looking Statements

This Quarterly Report contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), and the Private Litigation Reform Act of 1995. Forward-looking statements are not historical in nature, but rather are predictive of our future operations, financial condition, business strategies and prospects. Forward-looking statements are generally identified by words such as “anticipate”, “believe,” “belief,” “continue,” “could”, “expect,” “estimate,” “intend,” “may,” “opportunity,” “plan,” “should,” “will,” “would,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those expressed in, or implied by, the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, delays in new product development and/or product introduction, changes in customer base, a significant portion of our revenue is derived from two customers, product and service demands and competition, risks associated with the ongoing investigation into possible violations of the U.S. Foreign Corrupt Practices Act (“FCPA”) and similar laws, including the cost of such investigation and any sanctions, fines or remedial measures that may be imposed by the U.S. Department of Justice (“DOJ”) or the U.S. Securities and Exchange Commission (“SEC”), additional expenses related to remedial measures, risks associated with our identified material weaknesses in internal control over financial reporting and any other failure to maintain effective internal controls, and the other risk factors discussed in our most recent Annual Report on Form 10-K and other filings with the SEC. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as may be required under applicable securities law.

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

Currently, PAR’s primary market is the quick serve restaurant category and hardware sales to tier one customers in that category. Consistent with our strategy to expand our product offerings beyond the restaurant/retail markets, we continue  to focus on growing and expanding our software offerings, including our cloud software as a service (SaaS) and related hardware and support services. As we implement our strategies, we continuously monitor the trends in the markets  within which we currently operate and the markets we intend to operate in the future. We know POS hardware is becoming a commodity, as more POS devices (tablets, kiosks and bring your own device) are introduced, competition will increase, driven by pricing, scalability, functionality, and economies of scale, resulting in smaller margins. Our strategy acknowledges this trend, and we intend to grow our recurring revenues from software contracts, specifically SaaS, reducing the impact of this eventual commoditization of POS hardware.

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

Internal Investigation; Update.

As previously disclosed, our Audit Committee has been overseeing an internal investigation by outside counsel into certain import/export and sales documentation activities at our China and Singapore offices, and whether these activities were improper and in violation of the FCPA and other applicable laws, and certain of our policies, including our Code of Business Conduct and Ethics. We voluntarily notified, and we are fully cooperating with, the SEC and the DOJ of these activities. On May 1, 2017, we received a subpoena from the SEC for documents relating to the investigation. The SEC’s investigation is a non-public, fact-finding inquiry. During the six months ended June 30, 2017, we recorded $1.6 million of expenses relating to our internal investigation and the SEC subpoena. It is not clear what action, if any, the SEC intends to take with respect to the information it gathers pursuant to its subpoena. If the SEC, or the DOJ or other governmental agency (including foreign governmental agencies) determine that violations of certain laws or regulations occurred, then we could be exposed to a broad range of civil and criminal sanctions, including injunctive relief, disgorgement, fines, penalties, modifications to our business practices, including the termination or modification of existing business relationships, the imposition of compliance programs and the retention of a monitor to oversee our future compliance. While we cannot currently reasonably estimate the potential liability arising out of the China and Singapore matters or the SEC investigation, the imposition of sanctions, fines or remedial measures could have a material adverse effect on our business, prospects, reputation, financial condition, liquidity, results of operations or cash flows.

Results of Operations —

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

We reported revenues of $62.3 million for the quarter ended June 30, 2017, an increase of 18.2% from the $52.7 million reported for the quarter ended June 30, 2016.  Our net income from continuing operations was $2.0 million or $0.12 per diluted share for the second quarter of 2017 versus $0.1 million or $0.01 per diluted share for the same period in 2016.

Product revenues were $32.7 million for the quarter ended June 30, 2017, an increase of 52.4% from the $21.4 million recorded for the same period in 2016.  This increase was primarily driven by demand for our hardware solutions due to the timing of major project installations with a tier one customers in our Restaurant/Retail segment.  Also, contributing to the growth in the quarter was continued deployments of hardware sold with our Brink POS software.

Service revenues were $15.0 million for the quarter ended June 30, 2017, an increase of 27.4% from the $11.8 million reported for the same period in 2016.  This increase was primarily due to an increase in installation services driven by an increase in Tier one product revenue and  continued deployments of our Brink POS software.

Contract revenues were $14.5 million for the quarter ended June 30, 2017, compared to $19.4 million reported for the same period in 2016, a decrease of 25.1%.  This decrease was driven by the wind down of a large multi-year contract within our program management office (“PMO”) product offering.

Product margins for the quarter ended June 30, 2017 were 25.4%, compared to 24.7% for the same period in 2016.

Service margins  for the quarter ended June 30, 2017 were 35.0%, compared to 30.4% recorded for the same period in 2016. Our favorable margin rate was primarily driven by favorable fixed cost absorption on increased volume and continued mix shift to SaaS offering.

Contract margins for the quarter ended June 30, 2017 were 11.2%, compared to 8.0% for the same period in 2016.   Our favorable margin rate was primarily driven by a shift in revenues from PMO to the higher value added product offerings of Intelligence, Surveillance, and Reconnaissance (“ISR”) and Mission Support. In addition, within the quarter, all product lines showed improved margins in comparison to the prior year due to revenue mix within each respective product line.

Selling, general and administrative (SG&A) expenses for the quarter ended June 30, 2017 were $8.9 million, an increase of 26.3% compared to the $7.1 million for the quarter ended June 30, 2016. The increase is primarily due to costs related to favorable year-over-year financial performance such as commissions and bonus accrual, in addition to investment in personnel to support the current and future growth in our Brink POS & SureCheck products.

Research and development (R&D) expenses were $3.3 million for the quarter ended June 30, 2017, an increase from $2.8 million for the same period in 2016.  This increase was primarily due to an increase in software development costs for products associated with our Brink POS Software and SureCheck software applications in the Restaurant/Retail segment.

During each of the quarters ended June 30, 2017 and June 30, 2016, we recorded $0.2 million of amortization expense associated with acquired identifiable intangible assets from the 2014 acquisition of Brink Software Inc.

Other income, net, was $54,000 for the quarter ended June 30, 2017, compared to other expense, net of $0.2 million for the same period in 2016.  Other income/expense primarily includes, fair market value fluctuations of our deferred compensation plan, rental income, and foreign currency fair value adjustments.

Interest (expense) income, net, was interest expense of ($13,000) for the quarter ended June 30, 2017 compared to interest income of $3,000 for quarter ended June 30, 2016. The 2016 interest income represents interest recorded on a note receivable in the amount of $40,000 related to the sale of PSMS’ assets in November 2015, offset by interest charged on our short-term borrowings and from long-term debt of $37,000.

For the three months ended June 30, 2017, our effective income tax rate was 29.3%, compared to 31.0% for the same period in 2016.
Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016
We recorded total revenues of $128.1 million for the six months ended June 30, 2017, an increase of 18.7% from the $108.0 million reported for the six months ended June 30, 2017.   Net income from continuing operations was $3.2 million or $0.20 per diluted share for the six months ended 2017 versus $0.1 million or $0.01 per diluted share for the same six-month period in 2016.

Product revenues were $69.9 million for the six months ended June 30, 2017, an increase of 60.6% from the $43.5 million recorded for the same six-month period in 2016.  This increase was primarily driven by high volume of sales to our tier one customers in our domestic operations and new accounts won through deployments of Brink POS and related hardware.  The increase was offset by lower sales volume by our channel partners selling our Pixel Point product.

Service revenues were $29.4 million for the six months ended June 30, 2017, an increase of 25.0% from the $23.5 million reported for the same six-month period in 2016.  This increase is primarily due to an increase in installation services driven by an increase in Tier one product revenue, continued deployment of our Brink POS, and an increase in our depot repair services.

Contract revenues were $28.9 million for the six months ended June 30, 2017, compared to $40.9 million reported for the same six-month period in 2016, a decrease of 29.5%.  This decrease was primarily driven by the wind down of a lare multi-year contract within our PMO product offering.

Product margins for the six months ended June 30, 2017 were 25.7%, compared to from 25.2% for the same six-month period in 2016.

Service margins were 33.1% for the six months ended June 30, 2017, compared to 28.5% for the same six-month period in 2016.  This increase was primarily driven by favorable fixed cost absorption on increased volume and continued revenue shifting to our SaaS offering.

Contract margins for the six months ended June 30, 2017 were 11.1%, compared to 8.3% for the same six-month period in 2016.  This increase was primarily driven by a shift in revenue from PMO to higher volume added product offerings of ISR and Mission Support. In addition, on a year to date basis, Mission Support and PMO showed improved margins in comparison to the prior year due to revenue mix within those respective product lines.

Selling, general and administrative (SG&A) expenses were $18.5 million for the six months ended June 30, 2017, an increase of 26.9%, compared to the $14.6 million for the six months ended June 30, 2016.  This increase is due to costs related to favorable year-over-year financial performance such as commissions and bonus accrual in addition to investments in personnel to support the growth in our Brink and SureCheck products.

Research and development (R&D) expenses were $6.9 million for the six months ended June 30, 2017, an increase of 23.4% compared to the $5.6 million for the same period in 2016.  The  increase was primarily due to an additional investment in software development costs for products associated with our Brink POS and SureCheck software applications in the Restaurant/Retail segment.

For each of the six months ended June 30, 2017 and 2016, the Company recorded $483,000 of amortization expense associated with acquired identifiable intangible assets from the acquisition of Brink Software Inc.

Other expense, net, was $194,000 for the six months ended June 30, 2017 and $280,000 for the same period in 2016.  Other expense/income primarily includes, fair market value fluctuations of our deferred compensation plan, rental income, and foreign currency fair value adjustments.

Interest (expense) income, net, was interest expense of ($45,000) for the six months ended June 30, 2017 compared to interest income of $32,000 for the six months ended June 30, 2016. The 2016 interest income represents interest recorded on the note receivable related to the sale of PSMS’ assets in November 2015, offset by interest charged on our short-term borrowings and from long-term debt.

For the six months ended June 30, 2017, our effective income tax rate was 31.9%, compared to 31.5% for the same period in 2016.

Liquidity and Capital Resources

Our primary sources of liquidity have been cash flow from operations and borrowings under our Credit Facility.  Cash used in operating activities from continuing operations was $5.7 million for the six months ended June 30, 2017, compared to cash provided by operating activities from continuing operations of $1.0 million for the same period in 2016.  This decrease was primarily driven by second quarter hardware deployments associated with customer deposits received in the fourth quarter of 2016 from one of our Tier one accounts.   For the six months ended June 30, 2016 cash generated from operations was mostly due to changes in working capital requirements, primarily associated with increases in accounts payable due to timing of inventory procurement.

Cash used in investing activities from continuing operations was $5.6 million for the six months ended June 30, 2017 versus $3.2 million used in investing activities from continuing operations for the six months ended June 30, 2016.  In the six months ended June 30, 2017, our capital expenditures of $3.5 million were primarily related to the implementation of our enterprise resource planning system and capital improvements made to our owned and leased properties. We capitalized $2.1 million in costs associated with investments in our Restaurant/Retail segment software platforms.  In the six months ended June 30, 2016, our capital expenditures of $1.0 million were primarily related to our enterprise resource planning system, capital improvements to leased properties, as well as purchases of computer equipment associated with our software support service offerings.  We capitalized $1.2 million in costs associated with investments in our Restaurant/Retail segment software platforms. Additionally, the Company made an agreed upon working capital payment of $1.0 million in regard to the sale of the hotel/spa technology business unit.

Cash provided by financing activities from continuing operations was $5.6 million for the six months ended June 30, 2017 versus cash used of $60,000 for the six months ended June 30, 2016.  This change was a result of borrowings on our line of credit under our Credit Facility, proceeds from stock options, and receipt of final installment related to the 2015 sale of hotel business unit.

On November 29, 2016, we, together with certain of our U.S. subsidiaries entered into a three-year credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A. (“JPMorgan Chase”). The Credit Agreement provides for revolving loans in an aggregate principal amount of up to $15.0 million, with availability thereunder equal to the lesser of (i) $15.0 million and (ii) a borrowing base (equal to the sum of 80% eligible accounts, 50% eligible raw materials inventory and 35% eligible finished goods inventory, with no more than 50% of total eligible inventory included in the borrowing base), less the aggregate principal amount outstanding (the “Credit Facility”). Interest accrues on outstanding principal balances at an applicable rate per annum determined, as of the end of each fiscal quarter, by reference to the CBFR Spread or the Eurodollar Spread based on the Company’s consolidated indebtedness ratio as at the determination date. The Credit Agreement contains customary affirmative and negative covenants, including covenants that restrict the ability of the Company and its subsidiaries to incur additional indebtedness, incur or permit to exist liens on assets, make investments, loans, advances, guarantees and acquisitions, consolidate or merge, pay dividends and make distributions, and financial covenants, requiring that the Company’s consolidated indebtedness ratio not exceed 3.0 to 1.0 and, a fixed charge coverage ratio of not less than 1.25 to 1.0 for each fiscal quarter. In August 2017, we entered into an Omnibus Amendment Number 1 to Loan Documents with JPMorgan Chase to provide the Company with more flexibility in its use of its assets and a waiver of any default relating to the location of certain collateral.  We were in compliance with the Credit Agreement as of June 30, 2017. On June 30, 2017, there was $1.0 million outstanding and up to $14.0 million available under the Credit Agreement.

In addition to the Credit Facility, the Company has a mortgage loan, collateralized by certain real estate, with a balance of $0.5 million and $0.7 million as of June 30, 2017 and 2016, respectively.  This mortgage matures on November 1, 2019.  Interest is fixed at 4.00% through maturity.  The annual mortgage payment, including interest through November 1, 2019, is $0.2 million.

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

Critical Accounting Policies and Estimates

Our unaudited interim consolidated financial statements are based on the application of U.S. generally accepted accounting principles (“GAAP”).  GAAP requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported.  We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently applied.  Valuations based on estimates are reviewed for reasonableness and adequacy on a consistent basis.  Primary areas where financial information is subject to the use of estimates, assumptions and the application of judgment include revenue recognition, accounts receivable, inventories, accounting for business combinations, contingent consideration, goodwill and intangible assets, and taxes. Our critical accounting policies have not changed materially from the discussion of those policies included under “Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2016.

Recently Issued Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB amended the existing accounting standards for revenue recognition. The amendments are based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized.  The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers.  In July 2015, the FASB affirmed its proposal of a one-year deferral of the effective date of the new revenue standard.  As a result, the new guidance will be effective for the Company beginning in the first quarter of 2018. The amendments may be applied retrospectively to each prior period presented or with the cumulative effect recognized as of the date of initial application. PAR is currently evaluating the impact of these amendments and will adopt in January, 2018.  In the third quarter of 2017, we will continue to assess the potential impact of the new standard on our consolidated financial statements and related disclosures.  This project includes the continued assessment and enhancement of our internal processes and systems to address the new standard.  At this time, we have not yet selected a transition method.

In February 2016, the FASB issued ASU 2016-02 impacting the accounting for leases intending to increase transparency and comparability of organizations by requiring balance sheet presentation of leased assets and increased financial statement disclosure of leasing arrangements. The revised standard will require entities to recognize a liability for its lease obligations and a corresponding asset representing the right to use the underlying asset over the lease term. Lease obligations are to be measured at the present value of lease payments and accounted for using the effective interest method. The accounting for the leased asset will differ slightly depending on whether the agreement is deemed to be a financing or operating lease. For finance leases, the leased asset is depreciated on a straight-line basis and recorded separately from the interest expense in the income statement resulting in higher expense in the earlier part of the lease term. For operating leases, the depreciation and interest expense components are combined, recognized evenly over the term of the lease, and presented as a reduction to operating income. The ASU requires that assets and liabilities be presented or disclosed separately and classified appropriately as current and noncurrent. The ASU further requires additional disclosure of certain qualitative and quantitative information related to lease agreements. The new standard is effective for the Company beginning in the first quarter of 2019. We are currently evaluating the impact of these amendments on our consolidated financial statements.

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

In May 2017, the FASB issued an accounting standards update which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718.  This update requires modification only if the fair value, vesting conditions or the classification of the award changes as a result of the change in terms or conditions. This guidance is effective for fiscal years beginning after December 15, 2017, and interim periods therein, with early adoption permitted. The adoption of this standards update is not expected to have a material impact on our consolidated financial statements.

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

•
Entities have the option to continue to reduce share-based compensation expense during the vesting period of outstanding awards for estimated future employee forfeitures or they may elect to recognize the impact of forfeitures as they actually occur. The Company will continue to reduce the share based compensation expense during the vesting period of outstanding rewards for estimated future forfeitures.

•
The ASU also provides new guidance to other areas of the standard including minimum statutory tax withholding rules and the calculation of diluted common shares outstanding. The adoption of this provision will be reflected prospectively in the financial statements and did not have a material impact.

The adoption of the new standard in the first quarter of 2017 did not have a significant impact on our unaudited interim consolidated financial statements.

In November 2015, the FASB issued new guidance related to the balance sheet classification of deferred taxes.  This standard requires an entity to classify all deferred tax assets, along with any valuation allowance, as noncurrent on the balance sheet. As a result, each jurisdiction will have one net noncurrent deferred tax asset or liability.  The Company adopted this standard in the first quarter of 2017, which resulted in the Company’s reclassification of deferred tax assets from current assets to non-current assets in the amount of $7.8 million for the six months ended June 30, 2017 and December 31, 2016.

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

Internal Investigation

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

Evaluation of Disclosure Controls and Procedures; Material Weaknesses

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the design and operating effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2017. Based on that evaluation, and as a result of the material weaknesses in our internal control over financial reporting previously described and described below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2017. However, it has been determined that no material adjustments, restatements, or other amendments to our previously issued financial statements are required.

Notwithstanding remedial actions taken through June 30, 2017, our management concluded that material weaknesses continue to exist as of June 30, 2017 because:

·
we did not maintain a control environment that effectively promoted, maintained, and/or supported the control consciousness of employees or a culture of adequate and prompt reporting of information internally;

·	we failed to maintain sufficient monitoring activities to ensure compliant and consistent global practices and procedures and timely detection of deviations, allowing for timely corrective action; and

·
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

Remediation Efforts to Address Material Weaknesses.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As we previously disclosed, we have developed and we have begun to implement changes in our internal control over financial reporting to remediate our material weaknesses; and, we are currently implementing our comprehensive compliance program which is focused on both domestic and international anti-bribery, trade control, and other laws, rules, and regulations, and includes new and revised policies. These additional measures are intended to address the above deficiencies and ensure a continuous and effective control environment that not only encourages, but demands compliance and provides processes and procedures for the timely reporting of necessary and/or required information to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls Over Financial Reporting.

In evaluating whether there were any reportable changes in our internal control over financial reporting during the quarter ended June 30, 2017, we determined that, other than the changes described above under “Remediation Efforts to Address Material Weaknesses”, there were no changes in internal control over financial reporting during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, we do anticipate further changes will be implemented to remedy the material weaknesses identified above.

Part II - Other Information

Item 1.	Legal Proceedings

The information in Note 8 - Contingencies to the unaudited interim consolidated financial statements is responsive to this Item and is incorporated by reference herein.

Item 1A.	Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A. Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the SEC on April 17, 2017, as supplemented by the disclosure in Part II, Item 1A Risk Factors, in our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2017, filed May 15, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use Of Proceeds

Under our equity incentive plans, recipients of restricted stock grants must pay us, in cash, the par value for each share granted. If the vesting requirements are not satisfied, we will repurchase the forfeited shares at par value. In addition, employees may elect to have us withhold shares to satisfy minimum statutory federal, state and local tax withholding obligations arising from the vesting of their restricted stock. When we withhold these shares, we are required to remit to the appropriate taxing authorities the market price of the shares withheld, which could be deemed a purchase of shares by us on the date of withholding. For the six months ended June 30, 2017, 1,930 shares were purchased at an average price of $7.39 per share.

Item 5.	Other Information

(i)	Amendment to Material Agreement.

On August 10, 2017, the Company and certain of its U.S. subsidiaries entered into an Omnibus Amendment Number 1 to Loan Documents (the “Amendment”) with J.P. Morgan Chase Bank, N.A., which provides the Company with more flexibility in its use of its assets and waives any default relating to the location of certain collateral. The preceding description of the Amendment is subject to, and qualified in its entirety by reference to, the Amendment, which is filed as Exhibit 10.4 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Item 6.	Exhibits

Exhibit Index
Exhibit Number	Exhibit Description	Filed or Furnished Herewith

10.1††	Employment Offer Letter, dated April 12, 2017, between Donald H. Foley and PAR Technology Corporation	Filed

10.2††	Restricted Stock Award Agreement, dated May 17, 2017, between PAR Technology Corporation and Donald H. Foley	Filed

10.3††	Amendment to Restricted Stock Award Agreement, dated May 31, 2017, between PAR Technology Corporation and Donald H. Foley	Filed

10.4
Omnibus Amendment Number 1 to Loan Documents dated August 10, 2017 among PAR Technology Corporation, ParTech, Inc., Ausable Solutions, Inc., PAR Government Systems Corporation, Rome Research Corporation, Brink Software, Inc and JPMorgan Chase Bank, N.A.
Filed

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended	Filed

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended	Filed

32.1	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350	Furnished

32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350	Furnished

101.INS	XBRL Instance Document	Filed

101.SCH	XBRL Taxonomy Extension Schema Document	Filed

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed

†† Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAR TECHNOLOGY CORPORATION
(Registrant)

Date: August 14, 2017	/s/ Bryan A. Menar
Bryan A. Menar
Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

Exhibit Number	Exhibit Description	Filed or Furnished Herewith

10.1††	Employment Offer Letter, dated April 12, 2017, between Donald H. Foley and PAR Technology Corporation	Filed

10.2††	Restricted Stock Award Agreement, dated May 17, 2017, between PAR Technology Corporation and Donald H. Foley	Filed

10.3††	Amendment to Restricted Stock Award Agreement, dated May 31, 2017, between PAR Technology Corporation and Donald H. Foley	Filed

10.4
Omnibus Amendment Number 1 to Loan Documents dated August 10, 2017 among PAR Technology Corporation, ParTech, Inc., Ausable Solutions, Inc., PAR Government Systems Corporation, Rome Research Corporation, Brink Software, Inc and JPMorgan Chase Bank, N.A.
Filed

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended	Filed

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended	Filed

32.1	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350	Furnished

32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350	Furnished

101.INS	XBRL Instance Document	Filed

101.SCH	XBRL Taxonomy Extension Schema Document	Filed

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed

†† Indicates management contract or compensatory plan or arrangement.