Form 10-Q
period 2017-09-30
PAR TECHNOLOGY CORP
filed 2017-11-13
CIK 708821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2017.

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
Yes ☐  No  ☒

As of November 10, 2017, 16,007,447 shares of the registrant’s common stock, $0.02 par value, were outstanding.

PAR TECHNOLOGY CORPORATION

PART I
FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net revenues:
Product	$20,706	$25,757	$90,594	$69,285
Service	13,317	12,620	42,694	36,128
Contract	14,915	23,115	43,776	64,042
	48,938	61,492	177,064	169,455
Costs of sales:
Product	15,861	18,433	67,822	51,012
Service	10,102	8,969	29,753	25,787
Contract	13,608	21,490	39,264	59,002
	39,571	48,892	136,839	135,801
Gross margin	9,367	12,600	40,225	33,654
Operating expenses:
Selling, general and administrative	9,054	8,672	27,581	23,271
Research and development	2,668	2,866	9,521	8,421
Amortization of identifiable intangible assets	241	241	724	724
	11,963	11,779	37,826	32,416
Operating (loss) income from continuing operations	(2,596)	821	2,399	1,238
Other expense, net	(70)	(38)	(264)	(318)
Interest expense, net	(39)	(12)	(84)	20
(Loss) income from continuing operations before provision for income taxes	(2,705)	771	2,051	940
Benefits (provision) for income taxes	1,188	(253)	(327)	(306)
(Loss) income from continuing operations	(1,517)	518	1,724	634
Discontinued operations
Income (loss) from discontinued operations (net of tax)	-	-	183	(26)
Net (loss) income	$(1,517)	$518	$1,907	$608
Basic Earnings per Share:
(Loss) income from continuing operations	(0.10)	0.03	0.11	0.04
(Loss) income from discontinued operations	(0.00)	(0.00)	0.01	(0.00)
Net (loss) income	$(0.10)	$0.03	$0.12	$0.04
Diluted Earnings per Share:
(Loss) income from continuing operations	(0.10)	0.03	0.11	0.04
(Loss) income from discontinued operations	(0.00)	(0.00)	0.01	(0.00)
Net (loss) income	$(0.10)	$0.03	$0.12	$0.04
Weighted average shares outstanding
Basic	15,976	15,770	15,949	15,670
Diluted	15,976	15,822	16,260	15,730

See accompanying notes to unaudited interim consolidated financial statements

PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net (loss) income	$(1,517)	$518	$1,907	$608
Other comprehensive (loss) income, net of applicable tax:
Foreign currency translation adjustments	75	(148)	(81)	(298)
Comprehensive (loss) income	$(1,442)	$370	$1,826	$(310)

See accompanying notes to unaudited interim consolidated financial statements

PAR TECHNOLOGY CORPORATIONAND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
(Unaudited)

Assets	September 30, 2017	December 31, 2016
Current assets:
Cash and cash equivalents	$1,173	$9,055
Accounts receivable-net	28,392	30,705
Inventories-net	26,716	26,237
Note receivable	-	3,510
Income taxes receivable	144	261
Other current assets	4,048	4,027
Assets of discontinued operations	-	462
Total current assets	60,473	74,257
Property, plant and equipment – net	9,999	7,035
Deferred income taxes	17,002	17,417
Goodwill	11,051	11,051
Intangible assets – net	12,366	10,966
Other assets	3,842	3,785
Total Assets	$114,733	$124,511
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$195	$187
Borrowings of line of credit	1,450	-
Accounts payable	9,448	16,687
Accrued salaries and benefits	5,911	5,470
Accrued expenses	3,820	4,682
Customer deposits and deferred service revenue	12,496	19,814
Total current liabilities	33,320	46,840
Long-term debt	233	379
Other long-term liabilities	7,797	7,712
Total liabilities	41,350	54,931
Commitments and contingencies
Shareholders’ Equity:
Preferred stock, $.02 par value, 1,000,000 shares authorized	-	-
Common stock, $.02 par value, 29,000,000 shares authorized; 17,715,556 and 17,479,454 shares issued, 16,007,447 and 15,771,345 outstanding at September 30, 2017 and December 31, 2016, respectively	354	350
Capital in excess of par value	48,176	46,203
Retained earnings	34,264	32,357
Accumulated other comprehensive loss	(3,575)	(3,494)
Treasury stock, at cost, 1,708,109 shares	(5,836)	(5,836)
Total shareholders’ equity	73,383	69,580
Total Liabilities and Shareholders’ Equity	$114,733	$124,511

See accompanying notes to unaudited interim consolidated financial statements

PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income	$1,907	$608
(Income) loss from discontinued operations	(183)	26
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation, amortization and accretion	2,805	3,214
Provision for bad debts	302	522
Provision for obsolete inventory	1,543	1,891
Equity based compensation	301	398
Deferred income tax	415	317
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	2,011	(3,840)
Inventories	(2,022)	(10,177)
Income tax receivable/(payable)	117	(749)
Other current assets	441	(1,379)
Other assets	(57)	(119)
Accounts payable	(7,239)	7,540
Accrued salaries and benefits	441	34
Accrued expenses	(862)	(1,650)
Customer deposits and deferred service revenue	(7,318)	1,076
Other long-term liabilities	85	(81)
Deferred tax equity based compensation	-	(12)
Net cash (used in) operating activities-continuing operations	(7,313)	(2,381)
Net cash (used in) operating activities-discontinued operations	-	(436)
Net cash (used in) provided by operating activities	(7,313)	(2,817)
Cash flows from investing activities:
Capital expenditures	(3,947)	(1,770)
Capitalization of software costs	(3,276)	(1,949)
Acquisition related consideration paid	-	(977)
Net cash used in investing activities	(7,223)	(4,696)
Cash flows from financing activities:
Payments of long-term debt	(138)	(151)
Payments of other borrowings	(16,700)	(162,322)
Proceeds from other borrowings	18,150	167,117
Proceeds from stock options	1,675	26
Proceeds from note receivable	3,794	-
Payments for deferred acquisition obligations	-	(2,000)
Net cash provided by financing activities	6,781	2,670
Effect of exchange rate changes on cash and cash equivalents	(127)	(298)
Net decrease in cash and cash equivalents	(7,882)	(5,141)
Cash and cash equivalents at beginning of period	9,055	8,024
Cash and equivalents at end of period	1,173	2,883
Less cash and cash equivalents of discontinued operations at end of period	-	-
Cash and cash equivalents of continuing operations at end of period	$1,173	$2,883

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	102	49
Income taxes, net of refunds	432	798

See accompanying notes to unaudited interim consolidated financial statements

PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Basis of presentation

The accompanying unaudited interim consolidated financial statements of PAR Technology Corporation (the “Company” or “PAR”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements and the instructions to Form 10-Q and Article 8 of Regulation S-X pertaining to interim financial statements.  Accordingly, they do not include all information and footnotes required by GAAP for annual financial statements.  In the opinion of management, such unaudited interim consolidated financial statements include all normal and recurring adjustments necessary for a fair presentation of the results for the interim periods included in this Quarterly Report on Form 10-Q (“Quarterly Report”).  Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results of operations that may be expected for any future period.  Certain amounts for prior periods have been reclassified to conform to the current period classification.

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

Note 2 — Divestiture and Discontinued Operations

On November 4, 2015, the Company sold substantially all of the assets of its hotel/spa technology business operated by PAR Springer-Miller Systems, Inc., Springer-Miller International, LLC, and Springer-Miller Canada, ULC (collectively, “PSMS”) pursuant to an asset purchase agreement (the “PSMS APA”) dated on even date therewith among PSMS and Gary Jonas Computing Ltd., SMS Software Holdings LLC, and Jonas Computing (UK) Ltd. (the “Purchasers”). Accordingly, the results of operations of PSMS have been classified as discontinued operations in the Consolidated Statements of Operations (unaudited) and Consolidated Statements of Cash Flows (unaudited) in accordance with Accounting Standards Codification (“ASC”) ASC 205-20 (Presentation of Financial Statements – Discontinued Operations). Additionally, the assets and associated liabilities have been classified as discontinued operations in the Consolidated Balance Sheets (unaudited). Total consideration to be received from the sale is $16.6 million in cash (the “Base Purchase Price”), with $12.1 million paid at the closing of the asset sale and up to $4.5 million payable 18 months following the closing (the “Holdback Amount”).  On May 5, 2017, the Company received payment of $4.2 million of the Holdback Amount, the unpaid balance is reflective of a negative purchase price adjustment based on the net tangible asset calculation provided under the PSMS APA. In addition to the Base Purchase Price, contingent consideration of up to $1.5 million (the “Earn-Out”) could be received by the Company based on the achievement of certain agreed-upon revenue and earnings targets for calendar years 2016, 2017 and 2018 (up to $500,000 per calendar year), subject to setoff for PSMS and ParTech, Inc. indemnification obligations thereunder and unresolved claims. The Company received no Earn-Out payment for calendar year 2016 and, as of September 30, 2017, the Company did not record any amount associated with calendar years 2017 and 2018, as the Company does not believe achievement of the related revenue and earnings targets is probable.

Summarized financial position for the Company’s discontinued operations is as follows (in thousands):

	September 30, 2017	December, 31 2016
Assets
Other current assets	$-	$462
Assets of discontinued operations	$-	$462

Summarized financial operating results for the Company’s discontinued operations is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Operations
Total revenues	$-	$-	$-	$-

Income (loss) from discontinued operations before income taxes	$-	$-	$284	$(38)
(Provision for) benefit from income taxes	-	-	(101)	12
Income (loss) from discontinued operations, net of taxes	$-	$-	$183	$(26)

Note 3 — Accounts Receivable

The Company’s net accounts receivable consists of (in thousands):

	September 30, 2017	December 31, 2016
Government segment:
Billed	$7,465	$6,779
Advanced billings	(1,344)	(1,599)
	6,121	5,180

Restaurant/Retail segment:	22,271	25,525
Accounts receivable - net	$28,392	$30,705

At September 30, 2017 and December 31, 2016, the Company had recorded allowances for doubtful accounts of $1.2 million and $0.9 million, respectively, against Restaurant/Retail segment accounts receivable.

Note 4 — Inventories

Inventories are primarily used in the manufacture, maintenance and service of Restaurant/Retail segment products.  The components of inventories (net) consist of the following (in thousands):

	September 30, 2017	December 31, 2016
Finished goods	$11,282	$9,423
Work in process	742	443
Component parts	8,378	10,386
Service parts	6,314	5,985
	$26,716	$26,237

At September 30, 2017 and December 31, 2016, the Company had recorded inventory reserves of $9.0 million and $9.2 million, respectively, against Restaurant/Retail segment inventories, which relates primarily to service parts.

Note 5 — Identifiable Intangible Assets and Goodwill

The Company’s identifiable intangible assets represent intangible assets acquired in connection with the Brink Software Inc. acquisition in 2014 and internally developed software costs.  The Company capitalizes certain costs related to the development of computer software used in its Restaurant/Retail segment. Software development costs incurred prior to establishing technological feasibility are charged to operations and included in research and development costs.  The technological feasibility of a computer software product is established when the Company has completed all planning, designing, coding, and testing activities that are necessary to establish that the product meets its design specifications including functionality, features, and technical performance requirements. Software development costs incurred after establishing technological feasibility for software sold as a perpetual license, as defined within ASC 985-20 (Software – Costs of Software to be sold, Leased, or Marketed) and for software as a service (“SAAS”), as defined within ASC-350-40 (Intangibles – Goodwill and Other – Internal – Use Software) are capitalized and amortized on a product-by-product basis when the product is available for general release to customers. Software costs capitalized within continuing operations during the three and nine months ended September 30, 2017 were $1.1 million and $3.3 million, respectively.  Software costs capitalized within continuing operations during the three and nine months ended September 30, 2016 were $0.7 million and $1.9 million, respectively.

Annual amortization, charged to cost of sales when a product is available for general release to customers, is computed using the greater of (a) the straight-line method over the remaining estimated economic life of the product, generally three to seven years or (b) the ratio that current gross revenues for the product bear to the total of current and anticipated future gross revenues for the product.  Amortization of capitalized software costs from continuing operations for the three and nine months ended September 30, 2017 were $0.4 million and $1.1 million, respectively.  Amortization of capitalized software costs from continuing operations for the three and nine months ended September 30, 2016 were $0.3 million and $0.8 million, respectively.

Amortization of intangible assets acquired from the Brink Software Inc. acquisition amounted to $0.2 million and $0.7 million for the three and nine months ended September 30, 2017, respectively.

The components of identifiable intangible assets, excluding discontinued operations, are (in thousands):

	September 30, 2017	December 31, 2016	Estimated Useful Life
Acquired and internally developed software costs	$19,152	$15,884	3 - 7 years
Customer relationships	160	160	7 years
Non-competition agreements	30	30	1 year
	19,342	16,074
Less accumulated amortization	(7,376)	(5,508)
	$11,966	$10,566
Trademarks, trade names (non-amortizable)	400	400	N/A
	$12,366	$10,966

The expected future amortization of intangible assets, assuming straight-line amortization of capitalized software costs and acquisition related intangibles, is as follows (in thousands):

2017	$618
2018	2,379
2019	1,905
2020	1,487
2021	1,031
Thereafter	4,546
Total	$11,966

The Company tests goodwill for impairment on an annual basis, or more often if events or circumstances indicate that there may be impairment.  The Company operates in two reportable business segments, Restaurant/Retail and Government.  Goodwill impairment testing is performed at the reporting segment level.  Goodwill is assigned to a specific reporting unit at the date the goodwill is initially recorded.  Once goodwill has been assigned to a specific reporting unit, it no longer retains its association with a particular acquisition, and all of the activities within a reporting unit, whether acquired or organically grown, are available to support the value of the goodwill.  The amount of goodwill carried by the Restaurant/Retail and Government reporting segments is $10.3 million and $0.7 million, respectively, at September 30, 2017 and December 31, 2016.

Note 6 — Stock Based Compensation

The Company applies the fair value recognition provisions of ASC Topic 718. The Company recorded stock based compensation of $63,000 and $301,000 for the three and nine months ended September 30, 2017, respectively.  The Company recorded stock based compensation of $190,000 and $398,000 for the three and nine months ended September 30, 2016, respectively.  The amount recorded for the three and nine months ended September 30, 2017 was recorded net of benefits of $1,000 and $11,000, respectively, as a result of forfeitures of unvested stock awards prior to completion of the requisite service period and/or failure to achieve performance criteria.  The amount recorded for the three and nine months ended September 30, 2016 was recorded net of benefits of $0 and $48,000, respectively, as a result of forfeitures of unvested stock awards prior to completion of the requisite service period and /or failure to achieve performance criteria.  At September 30, 2017, the aggregate unrecognized compensation expense related to non-vested equity awards was $0.3 million (net of estimated forfeitures), which is expected to be recognized as compensation expense in fiscal years 2017 through 2019.

For the three and nine month periods ended September 30, 2017, the Company recognized compensation expense related to performance awards based on its estimate of the probability of achievement in accordance with ASC Topic 718.

Note 7 — Net (loss) income per share

Earnings per share are calculated in accordance with ASC Topic 260, which specifies the computation, presentation and disclosure requirements for earnings per share (EPS).  It requires the presentation of basic and diluted EPS.  Basic EPS excludes all dilution and is based upon the weighted average number of shares of common stock outstanding during the period.  Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. As there were losses for the three months ended September 30, 2017 no common share equivalents are included in the diluted per share computation. For the nine months ended September 30, 2017 there were no anti-dilutive stock options outstanding. For the three and nine months ended September 30, 2016 there were 914,000 and 470,000 anti-dilutive stock options outstanding.

The following is a reconciliation of the weighted average of shares of common stock outstanding for the basic and diluted EPS computations (in thousands, except share and per share data):

	Three Months Ended September 30,
	2017	2016
Net (loss) income from continuing operations	$(1,517)	$518

Basic:
Shares outstanding at beginning of period	15,907	15,770
Weighted average shares issued during the period, net	69	-
Weighted average common shares, basic	15,976	15,770
Net (loss) income from continuing operations per common share, basic	$(0.10)	$0.03
Diluted:
Weighted average common shares, basic	15,976	15,770
Dilutive impact of stock options and restricted stock awards	-	52
Weighted average common shares, diluted	15,976	15,822
Net (loss) income from continuing operations per common share, diluted	$(0.10)	$0.03

	Nine Months Ended September 30,
	2017	2016
Net income from continuing operations	$1,724	$634

Basic:
Shares outstanding at beginning of period	15,771	15,645
Weighted average shares issued during the period, net	178	25
Weighted average common shares, basic	15,949	15,670
Net income from continuing operations per common share, basic	$0.11	$0.04
Diluted:
Weighted average common shares, basic	15,949	15,670
Dilutive impact of stock options and restricted stock awards	311	60
Weighted average common shares, diluted	16,260	15,730
Net income from continuing operations per common share, diluted	$0.11	$0.04

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

Note 9 — Segment and Related Information

The Company is organized in two reportable business segments, Restaurant/Retail and Government. The Company’s chief operating decision maker is the Company’s Chief Executive Officer.  Management views the Restaurant/Retail and Government segments separately in operating its business, as the products and services are different for each segment. The Restaurant/Retail segment offers management technology solutions to restaurants and retail, including in the fast casual, quick serve and table service restaurant categories, and specialty retail outlets. These offerings include hardware and cloud and on-premise software applications utilized at the point-of-sale, back of store and corporate office, includes the Brink cloud-based point-of-sale software and the SureCheck solution, which provides food safety monitoring and intelligent checklist management." This segment also offers customer support including field service, installation, and twenty-four-hour telephone support and depot repair. The Government segment performs complex technical studies, analysis, and experiments, develops innovative solutions, and provides on-site engineering in support of advanced defense, security, and aerospace systems.  This segment also provides expert on-site services for operating and maintaining U.S. Government-owned communication assets.

Information noted as “Other” primarily relates to the Company’s corporate, home office operations.

Information as to the Company’s segments is set forth below. Amounts below exclude discontinued operations (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Restaurant/Retail	$34,023	$38,377	$133,288	$105,413
Government	14,915	23,115	43,776	64,042
Total	$48,938	$61,492	$177,064	$169,455

Operating (loss) income:
Restaurant/Retail	$(3,559)	$1,091	$603	$(209)
Government	1,267	1,417	4,364	4,720
Other	(304)	(1,687)	(2,568)	(3,273)
	(2,596)	821	2,399	1,238
Other expense, net	(70)	(38)	(264)	(318)
Interest (expense) income, net	(39)	(12)	(84)	20
(Loss) income before provision for income taxes	$(2,705)	$771	$2,051	$940

Depreciation, amortization and accretion:
Restaurant/Retail	$886	$740	$2,481	$2,228
Government	5	10	16	29
Other	62	861	308	957
Total	$953	$1,611	$2,805	$3,214

Capital expenditures including software costs:
Restaurant/Retail	$1,121	$787	$3,452	$2,437
Government	-	47	7	86
Other	457	681	3,764	1,196
Total	$1,578	$1,515	$7,223	$3,719

Revenues by country:
United States	$44,418	$58,092	$163,606	$155,882
Other Countries	4,520	3,400	13,458	13,573
Total	$48,938	$61,492	$177,064	$169,455

The following table represents identifiable assets by business segment. Amounts below exclude discontinued operations (in thousands).

	September 30, 2017	December 31, 2016

Restaurant/Retail	$79,004	$87,672
Government	7,679	6,504
Other	28,050	29,873
Total	$114,733	$124,049

The following table represents assets by country based on the location of the assets. Amounts below exclude discontinued operations (in thousands).

	September 30, 2017	December 31, 2016
United States	$100,932	$110,369
Other Countries	13,801	13,680
Total	$114,733	$124,049

The following table represents goodwill by reporting segment. Amounts below exclude discontinued operations (in thousands).

	September 30, 2017	December 31, 2016
Restaurant/Retail	$10,315	$10,315
Government	736	736
Total	$11,051	$11,051

Customers comprising 10% or more of the Company’s total revenues, excluding discontinued operations, are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30 ,
	2017	2016	2017	2016
Hospitality segment:
McDonald’s Corporation	23%	26%	35%	23%
Yum! Brands, Inc.	17%	10%	14%	11%
Government segment:
U.S. Department of Defense	31%	38%	25%	38%
All Others	29%	26%	26%	28%
	100%	100%	100%	100%

No other customer within All Others represented more than 10% of the Company’s total revenue for the three and nine months ended September 30, 2017 or 2016.

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

The Company’s financial instruments consist primarily of cash and cash equivalents, trade receivables, trade payables, debt instruments and deferred compensation assets and liabilities. For cash and cash equivalents, trade receivables and trade payables, the carrying amounts of these financial instruments as of September 30, 2017 and December 31, 2016 were considered representative of their fair values.  The estimated fair value of the Company’s long-term debt and line of credit at September 30, 2017 and December 31, 2016 was based on variable and fixed interest rates at September 30, 2017 and December 31, 2016, respectively, for new issues with similar remaining maturities and approximates the respective carrying values at September 30, 2017 and December 31, 2016.

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

The Company has obligations, to be paid in cash, to the former owners of Brink Software Inc., based on the achievement of certain conditions defined in the September 18, 2014 stock purchase agreement governing the Brink Software, Inc. acquisition.  The fair value of this contingent consideration payable was estimated using a discounted cash flow method, with significant inputs that are not observable in the market and thus represents a Level 3 fair value measurement as defined in ASC 820, Fair Value Measurements and Disclosures. The significant inputs in the Level 3 measurement not supported by market activity included the Company’s probability assessments of expected future cash flows related to the Company’s acquisition of Brink Software Inc. during the contingent consideration period, appropriately discounted considering the uncertainties associated with the obligation, and calculated in accordance with the terms of the definitive agreement.  Any change in the fair value adjustment is recorded in the earnings of that period.  Changes in the fair value of the contingent consideration obligations may result from changes in probability assumptions with respect to the likelihood of achieving the various contingent payment obligations. Significant increases or decreases in the inputs noted above in isolation would result in a significantly lower or higher fair value measurements.

The following table presents a summary of changes in fair value of the Company’s Level 3 assets and liabilities that are measured at fair value on a recurring basis (in thousands), and are recorded as a component of other long-term liabilities on the consolidated balance sheet:

Level 3 Inputs
Liabilities
Balance at December 31, 2016	$4,000
New level 3 liability	-
Total gains (losses) reported in earnings	-
Transfers into or out of Level 3	-
Balance at September 30, 2017	$4,000

Note 11 — Related Party Transactions

The Company leases its corporate wellness facility to related parties at a current rate of $9,775 per month. The Company receives a complimentary membership to this facility which is provided to all employees.  The Company received rental income amounting to $29,325 and $87,975 for each of the three and nine months ended September 30, 2017 and September 30, 2016.

In October 2016, the Company entered into a statement of work (“SOW”) with Xpanxion LLC for software development services. For the nine months ended September 30, 2017 we incurred approximately $1.0 million of expenses to Xpanxion, LLC under the SOW. The Company did not incur any expenses to Xpanxion during the nine month period ended September 30, 2016. Until his retirement on June 30, 2017, Paul Eurek, a director of the Company, was President of Xpanxion LLC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

When used in this Quarterly Report on Form 10-Q (“Quarterly Report”), the terms “PAR Technology Corporation,” “Company,” “we,” “us” and “our” mean PAR Technology Corporation and all subsidiaries included in our unaudited interim consolidated financial statements. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited interim Consolidated Financial Statements and the Notes thereto included under Part I, Item 1 of this Quarterly Report.  See also, “Forward-Looking Statements” below.

Forward-Looking Statements

This Quarterly Report contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), and the Private Litigation Reform Act of 1995. Forward-looking statements are not historical in nature, but rather are predictive of our future operations, financial condition, business strategies and prospects. Forward-looking statements are generally identified by words such as “anticipate”, “believe,” “belief,” “continue,” “could”, “expect,” “estimate,” “intend,” “may,” “opportunity,” “plan,” “should,” “will,” “would,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those expressed in, or implied by, the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to: delays in new product development and/or product introduction; changes in customer base; because a significant portion of our revenue is derived from two customers, a significant fluctuation in our product or service offerings to one or both of these customers; product and service demands and competition; risks associated with the ongoing investigation into possible violations of the U.S. Foreign Corrupt Practices Act (“FCPA”) and similar laws, including the cost of such investigation and any sanctions, fines or remedial measures that may be imposed by the U.S. Department of Justice (“DOJ”) or the U.S. Securities and Exchange Commission (“SEC”); expenses related to remedial measures; risks associated with our identified material weaknesses in internal control over financial reporting and any other failure to maintain effective internal controls; and the other risk factors discussed in our most recent Annual Report on Form 10-K and other filings with the SEC. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as may be required under applicable securities law.

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

Our strategy is to expand our Restaurant/Retail business by continuing to invest in our existing products - Brink POS and SureCheck - including the development of enhancements to our existing software applications and hardware platforms and the development of new and innovative cloud based software applications. To support the growth of our products, we continue to expand our direct sales force and third-party channel partners.

Currently, PAR’s primary market is the quick serve restaurant category and hardware sales to tier one customers in that category. Consistent with our strategy to expand our product offerings beyond the restaurant/retail markets, we continue to focus on growing and expanding our software offerings, including our cloud software as a service (SaaS) and related hardware and support services. As we implement our strategies, we continuously monitor the trends in the markets within which we currently operate and the markets in which we intend to operate. We know POS hardware is becoming a commodity, as more POS devices (tablets, kiosks and bring your own device) are introduced, competition will continue to increase, driven by pricing, scalability, functionality, and economies of scale, resulting in smaller margins. Our strategy acknowledges this trend, and we intend to grow our recurring revenues from software contracts, specifically SaaS, reducing the impact of this commoditization of POS hardware.

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

Internal Investigation; Update.

As previously disclosed, our Audit Committee has been overseeing an internal investigation by outside counsel into certain import/export and sales documentation activities at our China and Singapore offices, and whether these activities were improper and in violation of the FCPA and other applicable laws, and certain of our policies, including our Code of Business Conduct and Ethics. We voluntarily notified, and we are fully cooperating with, the SEC and the DOJ of these activities. On May 1, 2017, we received a subpoena from the SEC for documents relating to the investigation. The SEC’s investigation is a non-public, fact-finding inquiry. During the nine months ended September 30, 2017, we recorded $2.3 million of expenses relating to our internal investigation and the SEC subpoena. It is not clear what action, if any, the SEC intends to take with respect to the information it gathers pursuant to its subpoena. If the SEC, or the DOJ or other governmental agency (including foreign governmental agencies) determine that violations of certain laws or regulations occurred, then we could be exposed to a broad range of civil and criminal sanctions, including injunctive relief, disgorgement, fines, penalties, modifications to our business practices, including the termination or modification of existing business relationships, the imposition of compliance programs and the retention of a monitor to oversee our future compliance. While we cannot currently reasonably estimate the potential liability arising out of the China and Singapore matters or the SEC investigation, the imposition of sanctions, fines or remedial measures could have a material adverse effect on our business, prospects, reputation, financial condition, liquidity, results of operations or cash flows.

Results of Operations —

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

We reported revenues of $48.9 million for the quarter ended September 30, 2017, a decrease of 20.4% from the $61.5 million reported for the quarter ended September 30, 2016.  Our net loss from continuing operations was $1.5 million or ($0.10) per diluted share for the third quarter of 2017 versus net income of $0.5 million or $0.03 per diluted share for the same period in 2016.

Product revenues were $20.7 million for the quarter ended September 30, 2017, a decrease of 19.6% from the $25.8 million recorded for the same period in 2016.  This decrease was primarily driven by a wind down of major project installations for our hardware solutions, with a tier one customer in our Restaurant/Retail segment.

Service revenues were $13.3 million for the quarter ended September 30, 2017, an increase of 5.5% from the $12.6 million reported for the same period in 2016, primarily due to an increase in installation services driven by an increase in tier one  product revenue and continued deployments of our Brink POS software.

Contract revenues were $14.9 million for the quarter ended September 30, 2017, compared to $23.1 million reported for the same period in 2016, a decrease of 35.5%.  The decrease reflects the execution of our transition away from high revenue, low margin awards associated with Project Management Office (“PMO”) contracts to move value-added contracts within the Intelligence, Surveillance, and Reconnaissance (“ISR”) line of business.

Product margins for the quarter ended September 30, 2017 were 23.4%, compared to 28.4% for the same period in 2016. Product margins for the quarter included inventory reserve adjustments of $0.7 million, unfavorably impacting margins by 360 basis points.

Service margins for the quarter ended September 30, 2017 were 24.1%, compared to 28.9% recorded for the same period in 2016. Service margins for the quarter ended September 30, 2017 included an adjustment to service costs of $0.4 million unfavorably impacting margin by 316 basis points.

Contract margins for the quarter ended September 30, 2017 were 8.8%, compared to 7.0% for the same period in 2016.   Our favorable margin rate was primarily driven by a continued shift in revenues from PMO to the higher value added product offerings by our Government segment of ISR and Mission Support.

Selling, general and administrative (SG&A) expenses for the quarter ended September 30, 2017 were $9.1 million, an increase of 4.4% compared to the $8.7 million for the quarter ended September 30, 2016. The increase is primarily due to investment in personnel to support the current and future growth in our Brink & SureCheck products.  SG&A expenses for the quarter ended September 30, 2017 included $0.7 million related to the investigation of conduct at our China and Singapore offices

Research and development (R&D) expenses were $2.7 million for the quarter ended September 30, 2017, a decrease of 6.9% from $2.9 million for the same period in 2016.

During each of the quarters ended September 30, 2017 and September 30, 2016, we recorded $0.2 million of amortization expense associated with acquired identifiable intangible assets from the 2014 acquisition of Brink Software Inc.

Other expense, net, was $70,000 for the quarter ended September 30, 2017, compared to other expense, net of $38,000 for the same period in 2016.  Other income/expense primarily includes, fair market value fluctuations of our deferred compensation plan, rental income, and foreign currency fair value adjustments.

Interest expense, net, was interest expense of $39,000 for the quarter ended September 30, 2017 compared to $12,000 for quarter ended September 30, 2016.

The Company's effective tax rate benefit for the third quarter was impacted by a reduction in the forecasted effective tax rate for the year due to losses in the quarter, resulting in a reversal in the third quarter of the excess rate recorded through the second quarter. Additionally, the Company recorded a discrete benefit in its tax provision for the third quarter associated with stock based compensation.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

We reported total revenues of $177.1 million for the nine months ended September 30, 2017, an increase of 4.5% from the $169.5 million reported for the nine months ended September 30, 2016.   Net income from continuing operations was $1.7 million or $0.11 per diluted share for the nine months ended September 30, 2017 versus $0.6 million or $0.04 per diluted share for the same nine-month period in 2016.

Product revenues were $90.6 million for the nine months ended September 30, 2017, an increase of 30.8% from the $69.3 million recorded for the same nine-month period in 2016.  This increase was driven by high volume of sales to our tier one customers in our domestic operations and new accounts won through deployments of Brink POS and related hardware.  The increase was offset by lower sales volume by our channel partners selling our Pixel Point product.

Service revenues were $42.7 million for the nine months ended September 30, 2017, an increase of 18.2% from the $36.1 million reported for the same nine-month period in 2016.  This increase is primarily due to an increase in installation services driven by an increase in tier one product revenue, continued deployment of our Brink POS, and an increase in our depot repair services.

Contract revenues were $43.8 million for the nine months ended September 30, 2017, compared to $64.0 million reported for the same nine-month period in 2016, a decrease of 31.6%.  The decrease reflects the execution of our transition away from high revenue, low margin awards associated with PMO contracts to move value-added contracts within the Government segment’s ISR line of business.

Product margins for the nine months ended September 30, 2017 were 25.1%, compared to 26.4 % for the same nine-month period in 2016.

Service margins were 30.3% for the nine months ended September 30, 2017, compared to 28.6% for the same nine-month period in 2016.  This increase was primarily driven by favorable fixed cost absorption on increased volume and continued revenue shifting to our SaaS offering.

Contract margins for the nine months ended September 30, 2017 were 10.3%, compared to 7.9% for the same nine-month period in 2016.  This increase was primarily driven by a shift in revenue from PMO to higher volume added product offerings of ISR and Mission Support in our Government segment. In addition, on a year to date basis, Mission Support and PMO showed improved margins in comparison to the prior year due to revenue mix within those respective product lines.

Selling, general and administrative (SG&A) expenses were $27.6 million for the nine months ended September 30, 2017, an increase of 18.5%, compared to the $23.3 million for the nine months ended September 30, 2016.  This increase is due to costs driven by investments in sales & marketing and corporate support including information technology, finance and management.

Research and development (R&D) expenses were $9.5 million for the nine months ended September 30, 2017, an increase of 13.1% compared to the $8.4 million for the same period in 2016.  The  increase was primarily due to our increased investment in software development costs for products associated with our Brink POS and SureCheck software applications in the Restaurant/Retail segment.

For each of the nine months ended September 30, 2017 and 2016, the Company recorded $724,000 of amortization expense associated with acquired identifiable intangible assets from the acquisition of Brink Software Inc.

Other expense, net, was $264,000 for the nine months ended September 30, 2017 and $318,000 for the same period in 2016.  Other expense/income primarily includes, fair market value fluctuations of our deferred compensation plan, rental income, and foreign currency fair value adjustments.

Interest (expense) income, net, was interest expense of $84,000 for the nine months ended September 30, 2017 compared to interest income of $20,000 for the nine months ended September 30, 2016. The 2016 interest income represents interest recorded on the note receivable related to the sale of PSMS’ assets in November 2015, offset by interest charged on our short-term borrowings and from long-term debt.

The Company’s effective tax rate for the nine months (year-to-date) was 15.9% due to a discrete tax benefit associated with stock based compensation.

Liquidity and Capital Resources

Our primary sources of liquidity have been cash flow from operations and borrowings under our Credit Facility with JP Morgan Chase Bank, N.A. Cash used in operating activities from continuing operations was $7.3 million for the nine months ended September 30, 2017, compared to cash used in operating activities from continuing operations of $2.4 million for the same period in 2016.  This increase in cash used in operating activities was primarily driven by third quarter hardware deployed during 2017 associated with customer deposits received in the fourth quarter of 2016 from one of our tier one accounts and a reduction in accounts payable. For the nine months ended September 30, 2016 cash used in operations was mostly due to changes in working capital requirements, primarily associated with increases in inventory procurement and offset by an increase in accounts payable.

Cash used in investing activities from continuing operations was $7.2 million for the nine months ended September 30, 2017 versus $4.7 million used in investing activities from continuing operations for the nine months ended September 30, 2016.  In the nine months ended September 30, 2017, our capital expenditures of $3.9 million were primarily related to the implementation of our enterprise resource planning system and capital improvements made to our owned and leased properties. We capitalized $3.3 million in costs associated with investments in our Restaurant/Retail segment software platforms.  In the nine months ended September 30, 2016, our capital expenditures of $1.8 million were primarily related to our enterprise resource planning system, capital improvements to leased properties, as well as purchases of computer equipment associated with our software support service offerings.  We capitalized $1.9 million in costs associated with investments in our Restaurant/Retail segment software platforms. Additionally, the Company made an agreed upon working capital payment of $1.0 million in regard to the sale of the hotel/spa technology business unit.

Cash provided by financing activities from continuing operations was $6.8 million for the nine months ended September 30, 2017 versus cash provided by financing activities of continuing operations of $2.7 million for the nine months ended September 30, 2016.  This change was a result of borrowings on our line of credit under our Credit Facility, proceeds from stock options, and receipt of $4.2 million related to the 2015 sale of hotel/spa technology business. See Note 2 - Divestiture and Discontinued Operations - of our unaudited interim consolidated financial statements.

On November 29, 2016, we, together with certain of our U.S. subsidiaries entered into a three-year credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A. (“JPMorgan Chase”). The Credit Agreement provides for revolving loans in an aggregate principal amount of up to $15.0 million, with availability thereunder equal to the lesser of (i) $15.0 million and (ii) a borrowing base (equal to the sum of 80% eligible accounts, 50% eligible raw materials inventory and 35% eligible finished goods inventory, with no more than 50% of total eligible inventory included in the borrowing base), less the aggregate principal amount outstanding (the “Credit Facility”). Interest accrues on outstanding principal balances at an applicable rate per annum determined, as of the end of each fiscal quarter, by reference to the CBFR Spread or the Eurodollar Spread based on the Company’s consolidated indebtedness ratio as at the determination date. The Credit Agreement contains customary affirmative and negative covenants, including covenants that restrict the ability of the Company and its subsidiaries to incur additional indebtedness, incur or permit to exist liens on assets, make investments, loans, advances, guarantees and acquisitions, consolidate or merge, pay dividends and make distributions, and financial covenants, requiring that the Company’s consolidated indebtedness ratio not exceed 3.0 to 1.0 and, a fixed charge coverage ratio of not less than 1.25 to 1.0 for each fiscal quarter. In August 2017, we entered into an Omnibus Amendment Number 1 to Loan Documents with JPMorgan Chase to provide the Company with more flexibility in its use of its assets and a waiver of any default relating to the location of certain collateral.  We were in compliance with the Credit Agreement as of September 30, 2017. On September 30, 2017, there was $1.5 million outstanding and up to $13.5 million available under the Credit Agreement.

In addition to the Credit Facility, the Company has a mortgage loan, collateralized by certain real estate, with a balance of $0.4 million and $0.6 million as of September 30, 2017 and 2016, respectively.  This loan matures on November 1, 2019.  Interest is fixed at 4.00% through maturity.  The annual loan payment, including interest through November 1, 2019, is $0.2 million.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB amended the existing accounting standards for revenue recognition. The amendments are based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized.  The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers.  The new guidance will be effective for the Company beginning January 1, 2018.

The standard permits the use of either the full retrospective or modified retrospective transition method. The Company expects to adopt the standard under the modified retrospective transition method, which may result in an adjustment to retained earnings for the cumulative effect, if any, of applying the standard to active contracts as of the adoption date. As this method does not result in recast of the prior year financial statements, ASC 606 requires the Company to provide additional disclosures during the year of adoption for the amount by which each financial statement line item is affected by adoption of the new standard and explanation of the reasons for significant changes.

In 2017, the Company has prioritized the evaluation of the impact of the new standard on its revenue contracts, including consideration of the application of the new standard’s five-step model on the Company’s current revenue contracts, evaluating the new enhanced disclosure requirements and the data required to prepare such disclosures, and identifying appropriate changes to business processes, information technology systems, and internal controls, where necessary, to support revenue recognition and disclosure requirements under the new guidance. We have been evaluating the impact of applying the new standard’s five-step model on our Restaurant/Retail and Government revenue contracts, including identifying the distinct performance obligations within such arrangements and evaluating the best-estimate of selling prices and the timing of recognizing revenue for such performance obligations.  We continue to evaluate the potential quantitative impacts of adoption of the standard to the cumulative adjustment to be recorded on January 1, 2018, as well as to our continuing operations in 2018; however, we currently do not believe there will be effects that significantly alter the timing of revenue recognition.  We believe the most significant impacts of adoption of the new standard will be the expanded qualitative and quantitative disclosures required. The Company has made progress in its assessment of the impact of the new revenue recognition standard; however, efforts to quantify the impact upon adoption remain ongoing.

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

In November 2015, the FASB issued new guidance related to the balance sheet classification of deferred taxes.  This standard requires an entity to classify all deferred tax assets, along with any valuation allowance, as noncurrent on the balance sheet. As a result, each jurisdiction will have one net noncurrent deferred tax asset or liability.  The Company adopted this standard in the first quarter of 2017, which resulted in the Company’s reclassification of deferred tax assets from current assets to non-current assets in the amount of $7.8 million for the nine months ended September 30, 2017 and December 31, 2016.

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

Notwithstanding remedial actions taken through September 30, 2017, our management concluded that the material weaknesses identified as a result of the investigation and described below, continue to exist as of September 30, 2017. Specifically,

•
we did not maintain a control environment that effectively promoted, maintained, and/or supported the control consciousness of employees or a culture of adequate and prompt reporting of information internally;

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the design and operating effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2017. Based on that evaluation, and as a result of the material weaknesses in our internal control over financial reporting previously reported and described above, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2017. However, it has been determined that no material adjustments, restatements, or other amendments to our previously issued financial statements are required.

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

Changes in Internal Controls Over Financial Reporting.

In evaluating whether there were any reportable changes in our internal control over financial reporting during the quarter ended September 30, 2017, we determined that, other than the changes described above under “Remediation Efforts to Address Material Weaknesses”, there were no changes in internal control over financial reporting during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, we do anticipate further changes will be implemented to remedy the material weaknesses identified above.

Part II - Other Information

Item 1.	Legal Proceedings

The information in Note 8 – Contingencies, to the unaudited interim consolidated financial statements is responsive to this Item and is incorporated by reference herein.

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

Under our equity incentive plans, recipients of restricted stock grants must pay us, in cash, the par value for each share granted. If the vesting requirements are not satisfied, we will repurchase the forfeited shares at par value. In addition, employees may elect to have us withhold shares to satisfy minimum statutory federal, state and local tax withholding obligations arising from the vesting of their restricted stock. When we withhold these shares, we are required to remit to the appropriate taxing authorities the market price of the shares withheld, which could be deemed a purchase of shares by us on the date of withholding. For the nine months ended September 30, 2017, 1,714 shares were purchased at an average price of $9.67 per share.

Item 6.	Exhibits

Exhibit Index
Exhibit Number		Incorporated by reference into this Quarterly Report on Form 10-Q		Date Filed or Furnished
	Exhibit Description	Form	Exhibit No.

10.1	Omnibus Amendment Number 1 to Loan Documents dated August 10, 2017 among PAR Technology Corporation, ParTech, Inc., Ausable Solutions, Inc., PAR Government Systems Corporation, Rome Research Corporation, Brink Software, Inc and JPMorgan Chase Bank, N.A.	Quarterly Report on Form 10-Q	10.4	8/14/2017

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended			Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended			Filed herewith

32.1	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350			Furnished herewith

32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350			Furnished herewith

101.INS	XBRL Instance Document			Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document			Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document			Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document			Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document			Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document			Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAR TECHNOLOGY CORPORATION
(Registrant)

Date: November 13, 2017	/s/ Bryan A. Menar
Bryan A. Menar
Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number		Incorporated by reference into this Quarterly Report on Form 10-Q		Date Filed or Furnished
	Exhibit Description	Form	Exhibit No.

10.1	Omnibus Amendment Number 1 to Loan Documents dated August 10, 2017 among PAR Technology Corporation, ParTech, Inc., Ausable Solutions, Inc., PAR Government Systems Corporation, Rome Research Corporation, Brink Software, Inc and JPMorgan Chase Bank, N.A.	Quarterly Report on Form 10-Q	10.4	8/14/2017

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended			Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended			Filed herewith

32.1	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350			Furnished herewith

32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350			Furnished herewith

101.INS	XBRL Instance Document			Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document			Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document			Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document			Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document			Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document			Filed herewith