Form 10-K
period 2017-12-31
PAR TECHNOLOGY CORP
filed 2018-03-16
CIK 708821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549
FORM 10-K
☑           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2017
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T §232.405 of the Chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K §229.405 is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” , and "emerging growth company" in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☑	Non Accelerated Filer ☐	Smaller reporting company ☑	Emerging growth company ☐
(Do not check if a smaller reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transaction period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐   No ☑
The aggregate market value of the registrant’s voting common stock held by non-affiliates (computed by reference to the price at which the common stock was last sold) was $86,678,852 on June 30, 2017.
There were 16,010,818 shares of common stock outstanding as of March 1, 2018.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2018 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K.
EXPLANATORY NOTE
The registrant met the “accelerated filer” requirements as of the end of its 2017 year pursuant to Rule 12b-2 of the Securities Exchange Act of 1934, as amended. However, pursuant to Rule 12b-2 and SEC Release No. 33-8876, the registrant (as a smaller reporting company transitioning to the larger reporting company system based on its public float as of June 30, 2017) is not required to satisfy the larger reporting company requirements until its first quarterly report on Form 10-Q for the 2018 year, and is thus eligible to check the “smaller reporting company” box on the cover of this Form 10-K.

PAR Technology Corporation
Form 10-K
For the Fiscal Year Ended December 31, 2017

Forward Looking Statements
This Annual Report on Form 10-K (“Annual Report”) contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not historical in nature, but rather are predictive of our future operations, financial condition, business strategies and prospects. Forward-looking statements are generally identified by words such as “anticipate”, “believe,” “belief,” “continue,” “could”, “expect,” “estimate,” “intend,” “may,” “opportunity,” “plan,” “should,” “will,” “would,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those expressed in, or implied by, the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Annual Report, including in “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise, except as may be required under applicable securities law.
PART I

Item 1:	Business.
General.
PAR Technology Corporation, through its wholly-owned subsidiaries - ParTech, Inc. and PAR Government Systems Corporation - operates in two distinct reporting segments, Restaurant/Retail and Government. Our Restaurant/Retail segment provides point-of-sale (“POS”), food safety, and management technology solutions; and, our Government segment provides intelligence, surveillance, and reconnaissance (“ISR”) solutions and mission systems support. Information about our segment revenues, operating income, and identifiable assets (including certain information by geographic areas) is set forth in Note 11 - Segment and Related Information - of the Notes to Consolidated Financial Statements (Part II, Item 8 of this Annual Report).

In this Annual Report, the terms “PAR”, “the Company”, “we”, “us”, and “our” refer to PAR Technology Corporation and its consolidated subsidiaries, unless the context indicates otherwise.

“PAR”, “Brink POS”, “SureCheck”, “Pixelpoint”, “PAR EverServ” and other trademarks of PAR’s appearing in this Annual Report belong to PAR. This Annual Report contains trade names and trademarks of other companies. Our use of such other companies’ trade names or trademarks is not intended to imply any endorsement or sponsorship by these companies of PAR or its products or services.

Restaurant/Retail Segment:
Overview.
We derived approximately 74% of our total consolidated revenues from our Restaurant/Retail segment in 2017. PAR continues to be a leading provider of POS solutions to restaurants and retail and, primarily through our Brink POS cloud-based software solution, we continue to expand our restaurant base and type of customers (tier 1, 2 and 3). Our food safety and workforce efficiency solution - SureCheck - has expanded our customer base to include big box retailers, food retail (grocery), and contract food organizations.

We provide our customers with management technology solutions that address their desire to offer seamless transactional experiences or product offerings to their customers, while enabling them to gather and use content management and business intelligence to complete transactions or monitor product quality and safety.

Our management technology solutions include our cloud-based and on-premise software applications, hardware platforms, and related installation, technical, and maintenance support services. Our software offerings include front-of-store POS software applications, operations management software applications (known as back-office software), and enterprise software applications for content management and business intelligence. Our hardware offerings include POS terminals, tablets, kitchen systems utilizing printers and/or video monitors, and food safety monitoring and task management hardware.

Products and Services.  The products and services in the Restaurant/Retail segment include:
Cloud-based SaaS offerings and On-Premise Software:

•
Brink POS (“Brink”) - a cloud-based POS software solution that scales for use by single and multi-unit operators with traditional and/or mobile platforms. Brink is a leading solution for restaurants, particularly in the quick serve/fast casual restaurant categories. A cloud POS platform, Brink eliminates the need for an in-store back-office server and simplifies software version control and organizational updates. Brink provides and integrates into mobile/online ordering, loyalty, kitchen video systems, guest surveys, enterprise reporting, and mobile dashboards.  Brink is sold as a cloud software-as-a-Service (“SaaS”).

•
PixelPoint - an on-premise integrated software solution, that includes a POS software application, a self-service ordering function, back-office management, and an enterprise level loyalty and gift card information sharing application.  The PixelPoint solution is primarily sold to independent table service and quick serve restaurants through channel partners.

•
SureCheck -a mobile automated solution that provides checklist management for Hazard Analysis & Critical Control Points (HACCP), food safety programs, and employee-assigned tasks. The SureCheck platform is comprised of three integrated technologies that are easy to use and quick to deploy: the SureCheck mobile application, a multi-mode wireless temperature-measuring device (“TMD”) with optional remote temperatures sensors, and a cloud-based enterprise configuration and reporting server application.

The Restaurant Market. Our software applications and hardware platforms are designed to be complete and integrated solutions for multi-unit and individual restaurants, franchisees, and enterprise customers in the three major restaurant categories: fast casual (“FC”), quick serve (“QSR”), and table service (“TSR”).  Each of these restaurant categories has distinct operating characteristics and service delivery requirements that are managed by Brink and PixelPoint. Both Brink and PixelPoint allow customers to configure their technology systems to meet their order entry, food preparation, inventory, and workforce management needs, while capturing real-time transaction data at each location and delivering valuable business intelligence throughout the enterprise.
The Retail Market. The SureCheck solution offers food retail (grocery), contract food, and restaurant customers with a comprehensive digital food safety and task management solution to manage HACCP, to implement Chef Critical Control Points (CCCP) compliance, and to augment facilities maintenance. The SureCheck solution automates the monitoring of risk factors while lowering the potential for human error; it records employee food preparation, handling, processes and tasks, while providing insight to abnormal checklist conditions, and offers an automated alert feature to notify users when tasks are behind schedule or out of compliance. SureCheck offers retail operators a device to effectively capture and monitor data to manage policy compliance and oversight, loss prevention, merchandising, and other audit functions.
Hardware.
PAR EverServ POS platforms are designed to reliably operate in harsh environments associated with food service. PAR EverServ platforms are durable and highly functioning, scalable, and easily integrated - offering customers competitive performance at a cost-conscious price. PAR’s hardware platforms are compatible with popular third-party operating systems, support a distributed processing environment and are suitable for a broad range of use and functions within the markets served. PAR’s open architecture POS platforms are optimized to host our POS software applications, as well as many third-party POS applications, and are compatible with a variety of peripheral devices. We partner with numerous vendors that offer complementary in-store peripherals, such as cash drawers, card readers, and printers to kitchen video systems, allowing us to deliver a completely integrated solution through one vendor.
Our POS hardware platforms are designed to meet customer requirements and exceed customer expectations regardless of the restaurant concept, the size of the organization or the complexity of use.  PAR’s hardware platform offerings are primarily comprised of three POS product lines: PAR EverServ 550 Series, PAR EverServ 8000 Series, and PAR EverServ tablets.

•
EverServ 550 Series - is built with the rugged durability PAR is known for and is a value platform for operators that require fewer features/functions. Its small ergonomic footprint is ideal for installations where space is at a premium. The EverServ 550’s solid design is quiet, offers low power consumption, and minimizes maintenance.

•
EverServ 8000 Series - is designed and developed based on the latest technology processors from Intel Corporation. The EverServ 8000 boasts a modern design and, while it is one of the smallest footprints available in the market, it is built to operate in harsh environments and endure high customer traffic and transaction activities.

•
EverServ tablets - PAR Tablet 8 and PAR Tablet 10 - are the latest in PAR’s series of enterprise-class mobile devices built for our customers. Consistent with our EverServ family, the EverServ tablets are designed to operate in harsh environments. Attributable to the Everserv tablets’ extended battery life, the rugged design of the EverServ tablets does not impact the level of “up time” enjoyed by customers, but it does extend the EverServ tablets’ life cycle.  Our EverServ mobility family of hardware platforms also include a variety of docking and charging stations, the ability to use magnetic credit and debit cards and payment systems, hand and shoulder straps and holsters to support the variety of product applications.

Services.
We provide a complete portfolio of services to support our customers’ technology requirements during and after software and/or hardware deployments. We offer complete application training to our customers’ in-store staff and provide technical training to our customers’ information systems personnel. We provide installation, technical and break-fix support for our products through support services, license and/or subscription agreements with our customers. We also offer depot repair and overnight - Advanced Exchange - service. In North America, we offer 24-hour help desk support from our diagnostic service center located in Boulder, Colorado, and on- site support through our field tech service network, which services the continental United States. Outside of the continental U.S., we similarly support our products by providing call center, installation, on-site, and/or depot repair services to our customers depending upon a customer's geographic location. These services are delivered to our customers directly by us and by authorized third parties.
The restaurant market is fragmented and we support businesses of all sizes, from large corporations and their franchisees to single store operators. We believe our ability to offer comprehensive services including training, installation, maintenance, and technical support to a diverse set of customers differentiates us from our competitors.
Using a suite of software applications, our experienced service organization provides customers with knowledge based diagnostic solutions to resolve customer service issues. Our service providers compile information about potential customer or product trends and opportunities, and provide this information to our remote service technicians, to assist them in diagnosing - in real-time - issues occurring at customer locations, reducing the need for physical on-site service calls. Our customer relationship management system allows our call center personnel to maintain customer profiles, including customer hardware and software details, service history, and database of problem-resolutions, to maximize our service resolution effectiveness and customer satisfaction.
We work closely with our customers to identify and address the latest restaurant or retail technology requirements by creating interfaces to the latest innovations in operational equipment, including Europay, MasterCard and Visa (EMV), digital, and additional solutions located inside and outside of customer premises. PAR provides systems integration expertise to interface specialized components, including but not limited to video monitors, wireless networks, and video surveillance, to meet requirements of its global customers.
Sales, Marketing and Distribution
In the U.S., we market and sell our products through our dedicated sales teams, who directly interface with our tier 1 customers (owner and/or operator of 2,000 or more sites), tier 2 customers (owner and/or operator of 101-1,999 sites) and tier 3 customers (owner and/or operator of a 2 - 100 sites). Our international sales teams also market and sell our products and services to tier 1 customers outside of the U.S., as well as local/regional customers, from in-country offices. We also use channel partners to market and sell our products and services both in the U.S. and internationally.
Our products are also offered and sold through sales representatives, who enlist and support many well-regarded value-added resellers serving multi-unit operators, the independent restaurant category, and the non-foodservice markets such as retail, convenience, amusement parks, movie theaters, cruise lines, spas and other ticketing and entertainment venues.
PAR has developed and nurtured long-term relationships with several of the largest organizations in the Restaurant/Retail segment, including McDonald’s Corporation, Yum! Brands, Inc., and the SUBWAY franchisees of Doctor’s Associates Inc. Since 1980, PAR has been an approved provider to McDonald’s and its franchisees of restaurant technology systems and support services. PAR has been an approved supplier of Yum! Brands, which includes Taco Bell, Kentucky Fried Chicken, and Pizza Hut, since 1983 and is a major supplier of in-store technology systems to concepts within the Yum! Brands portfolio. Other significant restaurant chains that use PAR POS products and related services include SUBWAY, Baskin-Robbins unit of Dunkin’ Brands Group, Inc., the Hardee’s and Carl’s Jr. units of CKE Restaurants, Inc., Five Guys, Jack-in-the-Box, and franchisees of these organizations. The SureCheck solution is used by one of the largest tier 1 global retailers.

Competition
POS software and hardware offerings to the restaurant and retail markets is highly competitive. Most of our significant customers have several approved suppliers of software and/or hardware similar to one or more of our products. We compete directly with some product offerings from Oracle Corporation, NCR Corporation, and Panasonic Corporation among others. We compete on the basis of product delivery (cloud-based v. traditional on-premises software applications), existing and planned product design, features and functionality, software application and integration capabilities, quality and reliability, product development capabilities, price, and customer service. Our competitive advantages include our integrated solutions offerings, including our cloud (SaaS delivery model) and on-premise software, ergonomic purpose-built hardware, advanced development capabilities, extensive domain knowledge and expertise, excellent product reliability, a customer dedicated direct sales force organization, and world class and responsive customer service and support. The food safety and workforce efficiency market is an expanding and evolving market. As relevant technologies evolve and customer demands and expectations increase and mature, so do the competitive pressures in the market, with new companies entering and existing companies expanding their product and service portfolios. SureCheck competes for customers on the same basis as our POS solution. As to many of our product and service offerings, we face competition from companies who have access to significantly more financial and technical resources than we possess.
Research and Development
Continuous product research, innovation, and product development are an integral part of our business. We continuously evaluate customer needs, and new and relevant technologies, to enable us to develop innovative products together with enhancements to our existing products that improve and/or add to their functionality, performance, operation, and integration capabilities; from leveraging the latest innovations in cloud computing to hand-held wireless devices to advances in internet performance, our professional services unit is available for consultation on a wide variety of topics including network infrastructures, system functionality, operating system platforms, and hardware expandability. Research and development expenses were $13.8 million in 2017 and $11.6 million in 2016. We capitalize certain software costs in accordance with Financial Accounting Standards Board (FASB), Accounting Standards Codification (“ASC”) Topic No. 985 and in accordance with FASB ASC Topic No. 350. See Note 1 - Summary of Significant Accounting Policies, Identifiable intangible assets - of the Notes to Consolidated Financial Statements (Part II, Item 8 of this Annual Report) for further discussion.
Manufacturing and Suppliers
We assemble our ES 8000 series internally in the U.S., and we source other hardware products and related components from third parties. Although we purchase most of the materials, supplies, product sub-assemblies and full assemblies for our internal assembling from several suppliers, we do rely on sole sources for certain of our assembly components and hardware products. As a result, we periodically review and evaluate potential risks of disruption to our supply chain operations in the event one or more supplier should fail to perform.
Government Segment:
PAR’s Government segment provides a range of solutions and services for the U.S. Department of Defense (“DoD”) and federal agencies. It is focused on two principal offerings - Solutions and Services and Mission Support.
Solutions and Services
Intelligence, Surveillance, and Reconnaissance (“ISR”). We provide a variety of geospatial intelligence and situational awareness solutions for mobile and data center offerings. Our substantive, in depth expertise in these domains enables us to provide our government customers and large systems integrators with key technologies to support a variety of applications ranging from strategic enterprise systems to tactical in the field dismounted users. Additionally, we have developed a number of solutions relative to these advanced technologies and we provide integration and training support with respect to these solutions.
ISR provides systems engineering support and software-based solutions to DoD research and development laboratories as well as operational commands. Our internal expertise ranges from theoretical and experimental studies to development and fielding of operational capabilities. Our employees are:
▪experienced developers and subject-matter experts in DoD Full Motion Video (“FMV”);
▪developers of geospatial and imagery data management, visualization, and exploitation solutions;
▪major contributors to radar systems from inception to operational capabilities;
▪developers of mobile computing applications for Android, iOS, and Windows; and
▪developers of geospatial information system (“GIS”) solutions.

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
Systems Engineering & Evaluation. We integrate and test a broad range of government and industry research and development solutions. The Company designs, integrates and operates antenna data collection solutions for experimentation, demonstration, and test support. We also provide technical engineering and analysis services to intelligence community customers, supporting development and deployment of advanced prototypes and quick reaction systems.
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
Space & Satellite Control Support. We provide 24/7/365 satellite telemetry, tracking, and control services in support of Command, Control, Communications, Computers, Intelligence, Surveillance, and Reconnaissance (C4ISR) operations. Our experience includes mission planning, launch and early orbit (L&EO) rehearsals and support, COOP exercises and operations, ground systems sustainment, and watch and on-console operations for anomaly response, notification, resolution and process improvement for FLTSAT, UHF Follow-On, Polar EHF, and MUOS satellite constellations.
Management technology/Systems Support. We provide management technology services to the DoD and federal agencies. These services include helpdesk services, systems administration, network administration, information assurance and systems security, database administration, telephone systems management, testing and testbed management, and ITIL-based service management.
Telecommunication services include satellite and terrestrial communications operations and maintenance services, which operate elements of the DoDIN to support the National Command Authority (President & Joint Chiefs of Staff), DoD and other government agencies. The Company provides IT support services ranging from advanced systems management to help desk support-with more than 50% of its global footprint outside the continental U.S. with contracts in Europe, Africa, Australia, and U.S. commonwealths and territories in the Pacific and Caribbean.
PAR has strong and enduring relationships with a diverse set of customers throughout the U.S. DoD and federal government, and our track record of delivering mission critical services to its government customers spans decades, and includes contracts continuing 15 years or more. We work closely with our customers, with the vast majority of our mission system employees co- located at customer sites. Our strong relationships and on-site presence with our customers enable PAR to develop substantive customer and technical domain knowledge, and translate mission understanding into exemplary program execution and continued demand for PAR’s services.
Marketing and Competition
We obtain contracts primarily through competitive proposals in response to solicitations from government organizations and prime contractors. In addition, PAR sometimes obtains contracts by submitting unsolicited proposals. Although we believe we are well positioned in our business areas, competition for government contracts is intense. Many of our competitors are major corporations, or subsidiaries thereof, that are significantly larger and have substantially greater financial resources. We also compete with many smaller, economically disadvantaged companies, many of which are designated by the government for preferential “set aside” treatment, that target segments of the government contract market. The principal competitive factors are past performance, the ability to perform the statement of work, price, technological capabilities, management capabilities and service. Many of our department of defense customers are migrating to low-price/technically acceptable procurements while leveraging commercial software standards, applications, and solutions.

Backlog
The value of existing Government contracts at December 31, 2017, net of amounts relating to work performed to that date, was approximately $111.1 million, of which $38.2 million was funded. The value of existing Government contracts at December 31, 2016, net of amounts relating to work performed to that date, was approximately $126.0 million, of which $36.4 million was funded. Funded amounts represent those amounts committed under contract by Government agencies and prime contractors. The December 31, 2017 Government contract backlog of $111.1 million represents firm, existing contracts. Of this backlog amount, approximately $55.8 million is expected to be completed in calendar year 2018, as funding is committed.
Intellectual Property and Other Rights
We develop a substantial amount of our products internally as original developments, discoveries and know-how or based on existing copyrighted works and/or patents issued or pending of PAR or third-party licensors. We have a number of U.S. and foreign patents and patents pending and trademarks, as well as copyrights that relate to internally developed software, various distinctive characteristics of our products, including certain attributes, functionality, and brand association and goodwill. In addition to our publicly available intellectual property, we possess competitive confidential information and trade secrets. We protect our intellectual property and other proprietary information by actively pursuing U.S. and foreign patent and trademark protection of our proprietary product developments, discoveries and know-how and our brands and logos, and by entering into license agreements and non-disclosure and confidentiality agreements.
Employees
As of December 31, 2017, we employed approximately 1,137 full-time employees, including approximately 54% in our Restaurant/Retail segment, 39% in our Government segment (27% of which are covered by collective bargaining agreements), and 7% who are corporate employees.  We consider our relationship with our employees to be good.
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
Our revenues and other results of operations have fluctuated from quarter to quarter in the past and are likely to fluctuate in the foreseeable future as our Restaurant/Retail segment continues its transformation from a hardware and systems integrator to a software driven solutions provider, including offering and delivering our software as a service – SaaS.  As revenues from our cloud offerings increase, we may experience volatility in our reported revenues and operating results due to the differences in timing of revenue recognition between our SaaS offerings and our traditional on-premises software and hardware sales. The SaaS delivery model is subscription based; accordingly, SaaS revenues are generally recognized ratably over the life of the subscriptions. In contrast, revenue from our on-premises software and hardware sales is generally recognized in full at the time of delivery. Accordingly, the SaaS delivery model creates certain risks related to the timing of revenue recognition not associated with our traditional on-premises delivery model. A portion of our quarterly SaaS based revenue results from the recognition of deferred revenue relating to subscription agreements entered into during previous quarters. A decline in new or renewed subscriptions in any period may not be immediately reflected in our reported financial results for that period, but may result in a decline in our revenue in future quarters. If any of our assumptions about revenue from our SaaS business model prove incorrect, our actual results may vary materially from those anticipated, estimated or projected.
Our products might experience coding or configuration errors, which could damage our reputation and deter current and potential customers from purchasing our products.

Although we test our products and updates prior to their release and throughout their intended life, our cloud- based and on-premises software and hardware products sometimes contain coding or configuration errors that can negatively impact their functionality, performance, operation, and integration capabilities. Coding and configuration errors can expose us to product liability, performance, warranty claims, and harm our reputation.
We are subject to cyber-attacks; we are subject to laws and regulations governing the protection of personally identifiable information, a cyber attack or a failure to comply with applicable privacy or data protection laws could harm our reputation and have an adverse effect on our business.

We collect, process, transmit, and store (on our operating systems and those of third-party providers) customer transactional data and their customers’ and employees' personally identifiable information or other data.  Our operating systems, and those of our third-party providers, could become subject to cyber-attacks, including using computer viruses, credential harvesting, dedicated denial of services attacks, malware, social engineering and other means for obtaining unauthorized access to or disrupting the operation of our systems and those of our third-party providers. Any failure or interruption of our operating systems or those of our third-party providers could result in operational disruptions or misappropriation of information, including interruption of systems availability or denial of access to and misuse of applications or information required by our customers to conduct their business. Any operational disruptions or misappropriation of information could harm our relationship with our customers and could have a material adverse effect on our business, financial condition, and results of operations.

Moreover, personally identifiable information is increasingly subject to legislation and regulations in numerous jurisdictions around the world, the intent of which is to protect the privacy, accuracy and security of personally identifiable information and personal data that is collected, processed, stored, maintained and transmitted in or from certain governing jurisdictions. Compliance with these laws and regulations, or changes in these laws and regulations, may be onerous and expensive and may be inconsistent from jurisdiction to jurisdiction, further increasing the cost of compliance. Our failure, and/or the failure by the various third party vendors and service providers with which we do business, to comply with applicable privacy and data protection laws and regulations, or any compromise of security that results in the unauthorized release of personally identifiable information or personal data could damage our reputation, discourage potential customers from using our products and services and/or result in fines and/or proceedings by governmental agencies and/or consumers, any one or all of which could adversely affect our business, financial condition and results of operations.

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
Much of our future success depends on hiring qualified employees and the continued service of our senior management. Experienced personnel in the management technology industry are in high demand and competition for their talents is intense in the skill-set we require. Moreover, we believe that a critical contributor to our success is our corporate culture and values. We must successfully attract and retain qualified business, technical, product development and other employees that contribute to our business. Our failure to do so, could adversely affect our ability to innovate, to rapidly and effectively change and introduce new products, and to provide timely and effective installation, technical and maintenance support services, and our financial condition and results of operations may suffer.
The price of our common stock may be negatively impacted by factors that are unrelated to our actual operating performance.
A number of factors can impact the trading price of our common stock, many of which are outside our control. Trading in our stock does not generally occur in high volumes and the market for our stock cannot always be characterized as active. Thin trading in our stock may exaggerate fluctuations in the stock’s value, leading to price volatility in excess of that which would occur in a more active trading market. In addition, the stock market in general is subject to fluctuations that affect the share prices and trading volumes of many companies, and these broad market fluctuations could adversely affect the market price of our common stock. Factors that could affect our common stock price in the future include but are not necessarily limited to the following:

•	actual or anticipated fluctuations in our operating results and financial condition;

•	the performance and prospects of our major customers;

•	fluctuations in the trading volume of our common stock;

•	the concentrated beneficial ownership of our common stock by our founder and director, Dr. John W. Sammon;

•	actual or anticipated regulatory action against us;

•	the lack of earnings guidance and securities analysts following us;

•	investor perception of us and the industries in which we operate;

•	uncertainty regarding domestic and international political conditions, including tax policies; and

•	uncertainty regarding the prospects of domestic and foreign economies.

Two customers account for a significant portion of our revenues. The loss of one of these customers, or a significant reduction, delay, or cancellation of purchases by one of these customers, would materially adversely affect our business, financial condition, and results of operations.
Revenues from our Restaurant/Retail segment constituted 74% and 65% of our total consolidated revenues for 2017 and 2016, respectively; and, aggregate sales to our two largest customers, which include sales to these two customers’ respective franchisees - McDonald’s Corporation and Yum! Brands, Inc., which consists of the Kentucky Fried Chicken, Taco Bell and Pizza Hut brands – constituted 33% (McDonald’s) and 14% (Yum!) and 25% (McDonald’s) and 11% (Yum!) of total consolidated revenues for 2017 and 2016, respectively. There were no other customers that comprised greater than 10% of our total consolidated revenues during these years. A loss of McDonald’s or Yum! Brands as a customer, or a significant reduction, delay, or cancellation of orders by one of these customers would reduce our revenue and operating income and would materially and adversely affect our business, operating results and financial condition.
We face extensive competition in our markets, and our failure to compete effectively could result in price reductions and/or decreased demand for our products and services.
The markets for our POS software, SureCheck and hardware products are characterized by rapid technological advances, intense competition among existing and emerging competitors, evolving industry standards, emerging business, distribution and support models, disruptive technology developments, and frequent new product introductions.
While we think our POS software, SureCheck and hardware products offer competitive, innovative features and functionality, any one of these factors could create downward pressure on pricing and gross margins and could adversely affect sales to our existing customers, as well as our ability to attract and sell to new customers. Our future success will depend on our ability to anticipate and identify changes in customer needs and/or relevant technologies and to rapidly and effectively respond and improve our products, including changes in operating systems, application software and computer and communications hardware, with which our products interoperate or their performance and functionality are otherwise affected. If we fail to anticipate and/or identify changes in customer needs and/or emerging relevant technological trends, our business, results of operations and financial conditions could suffer. Additionally, any delay in the development, marketing, or launch of new products or enhancements to our existing products could result in customer attrition or impede our ability to attract new customers, causing a decline in our revenue, earnings or stock price and weakening our competitive position.
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
The consequence of our internal investigation could have a material adverse effect on our business and could subject us to regulatory scrutiny.
In the third quarter of 2016, our Audit Committee commenced an internal investigation into conduct at our China and Singapore offices to determine whether certain import/export and sales documentation activities were improper and in violation of  the U.S. Foreign Corrupt Practices Act, or FCPA, and other applicable laws, and certain of our policies. We voluntarily notified the SEC and the U.S. Department of Justice, or DOJ, of the internal investigation. If the SEC, DOJ, or other governmental agencies (including foreign governmental agencies) determine that violations of certain laws or regulations occurred, then we could be exposed to a broad range of civil and criminal sanctions, including injunctive relief, disgorgement, fines, penalties, modifications to our business practices, including the termination or modification of existing business relationships, the imposition of compliance programs and the retention of a monitor to oversee our future compliance. While we are currently unable to predict what actions  the SEC, DOJ, or other governmental agencies (including foreign governmental agencies)  might take, or what the likely outcome of any such actions might be, or estimate the range of reasonably possible fines or penalties, such actions, fines and/or penalties could be material, resulting in a material adverse effect on our business, prospects, reputation, financial condition, liquidity, results of operations or cash flows. Even if an inquiry or investigation does not result in an adverse determination, our business, prospects, reputation, financial condition, liquidity, results of operations or cash flows could still be adversely impacted.
If we fail to maintain appropriate internal controls, our business, results of operations and financial condition could be adversely affected.
As most recently disclosed in our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2017, our management identified material weaknesses in our internal control over financial reporting. While we have remedied these material weaknesses, if we fail to maintain appropriate internal controls, our ability to record, process, summarize and report financial information accurately and within the time periods specified in the rules and forms of the SEC could be adversely affected, we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the price of our common stock to decline, and we may be subject to investigation or sanctions by the SEC or DOJ. Any such consequence or other negative effect could adversely affect our business, results of operations and financial condition.
We are subject to risks associated with compliance with international laws and regulations which may harm our business
Although only 8% for both 2017 and 2016 of our total consolidated revenues were derived from sales outside of the U.S., we have operations across the globe, and our international operations subject us to a variety of risks and challenges, including:

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
In 2017 and 2016 we derived 26% and 35%, respectively, of our total consolidated revenues from contracts to provide technical expertise to government organizations and prime contractors.  In any given year, the majority of our government contracting activity is associated with the U.S. Department of Defense. Contracts with the U.S. government typically provide that such contracts are terminable, in whole or in part, at the convenience of the U.S. government. If the U.S. government terminates a contract on this basis, we would be entitled to receive payment for our allowable costs and, in general, a proportionate share of our fee or profit for work actually performed. Most U.S. government contracts are also subject to modification or termination in the event of changes in funding. As such, we may perform work prior to formal authorization, or the contract prices may be adjusted for changes in scope of work. Termination or modification of a substantial number of our U.S. government contracts could have a material adverse effect on our business, financial condition, and results of operations.
We perform work for various U.S. government agencies and departments pursuant to fixed-price, cost-plus fixed fee and time-and-material prime contracts and subcontracts. Approximately 55% of revenues derived from government contracts for the year ended December 31, 2017, was based on fixed-price or time and material contracts, and the balance (approximately 45% of total government revenues) was based on cost-plus fixed fee contracts. Most of our contracts are for one-year to five-year terms.
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
Our goodwill was approximately $11.1 million at December 31, 2017 and December 31, 2016, and our intangibles were $12.1 million at December 31, 2017 and $11.0 million at December 31, 2016.  Identifiable intangible assets were, primarily a result of business acquisitions and internally developed capitalized software. We test our goodwill and identifiable intangible assets for impairment annually, or more frequently if an event occurs or circumstances change that would indicate possible impairment. We describe the impairment testing process and results of this testing more thoroughly in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates.” If we determine an impairment has occurred at any point in time, we will be required to reduce goodwill or identifiable intangible assets on our balance sheet. Additional information about our impairment testing is contained in Note 1 – Summary of Significant Accounting Policies - of the Notes to Consolidated Financial Statements (Part II, Item 8 of this Annual Report).

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
The following table sets forth the location, the operating segment (if applicable) that uses and the use of each of our principal properties, and each properties’ approximate square footage:

Location	Operating Segment	Use	Approximate Square Footage
New Hartford, NY	Restaurant / Retail	Corporate headquarters, assembly, R&D, sales, service, and computing facilities	180,200¬
Boca Raton, FL	Restaurant / Retail	R&D	11,470
Markham, Ontario	Restaurant / Retail	R&D	11,100
Boulder, CO	Restaurant / Retail	Service	10,700
Rome, NY	Government	R&D, sales	30,800
San Diego, CA	Restaurant / Retail	R&D, sales, administration	9,500
¬The square footage in the table above does not include Company owned space leased to third parties.
In addition to the properties identified above, we have leasehold interests in small office spaces located in: Dubai, United Arab Emirates; Shanghai, China; Singapore; Staines, United Kingdom; and Sydney, Australia (sales and service).

Item 3.	Legal Proceedings.
We are not currently a party to any material litigation.
See Note 10 – Contingencies - of the Notes to Consolidated Financial Statements (Part II, Item 8 of this Annual Report) for information regarding legal proceedings arising in the ordinary course of our business, and a discussion about the internal investigation into conduct at our China and Singapore offices, and the civil and criminal sanctions available to the SEC, DOJ, and other governmental agencies (including foreign governmental agencies).

Item 4:	Mine Safety Disclosures
Not Applicable.
PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock is listed on the New York Stock Exchange under the symbol “PAR”. According to the records of our transfer agent, as of March 13, 2018, there were 364 holders of record of our common stock. A substantially greater number of holders of our common stock are held in "street name" or by beneficial holders, whose shares of common stock of record are held by brokers, banks, and other financial institutions.The following table sets forth, for the periods indicated, the high and low sales prices for our common stock as reported by the New York Stock Exchange:

	2017		2016
	High	Low	High	Low
First Quarter	$7.34	$5.48	$6.63	$5.04
Second Quarter	9.19	7.08	6.86	4.35
Third Quarter	11.09	8.30	5.52	4.83
Fourth Quarter	11.79	7.31	5.58	4.71
We have never declared or paid cash dividends on our common stock. We currently intend to retain any future earnings for use in the operation of our business and do not intend to declare or pay any cash dividends in the foreseeable future. Any determination to pay dividends on our common stock will be at the discretion of our board of directors, subject to applicable laws, and will depend on our financial condition, results of operations, capital requirements, general business conditions and other factors that our board of directors considers relevant, including any restrictive covenants in our credit facility that restrict the payment of dividends under certain circumstances.
Recipients of restricted stock awards have paid us cash equal to the par value of each share awarded. If the vesting requirements are not satisfied, we repurchase the forfeited shares at par value. In addition, employees may elect to have shares withheld to satisfy minimum statutory federal, state, and local tax withholding obligations arising from the vesting of their restricted stock. When we withhold these shares, we are required to remit to the appropriate taxing authorities the market price of the shares withheld, which could be deemed a purchase of shares by us on the date of withholding. For the three months ended December 31, 2017, 2,294 shares were purchased at an average price of $9.37 per share.

Item 6.	Selected Financial Data.
Not Required.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and the Notes thereto included under Part II, Item 8 of this Annual Report.  See also, “Forward-Looking Statements” in this Annual Report.
Overview

PAR’s management technology solutions for the Restaurant/Retail segment features cloud-based and on-premise software applications, hardware platforms, and related installation, technical, and maintenance support services tailored for the needs of restaurants and retailers.  Our Government segment provides technical expertise in contract development of advanced systems and software solutions for the U.S. Department of Defense and other federal agencies, as well as management technology and communications support services to the U.S. Department of Defense.
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
Currently, PAR’s primary market is the quick serve restaurant category and hardware sales to tier 1 customers in that category. Consistent with our strategy to expand our product offerings beyond the restaurant/retail markets, we continue to focus on growing and expanding our software offerings, including our cloud software as a service (SaaS) and related hardware and support services. As we implement our strategy, we continuously monitor the trends in the markets within which we currently operate and the markets in which we intend to operate.
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
Results of Operations for the Years Ended December 31, 2017 and December 31, 2016
We reported revenues of $232.6 million for the year ended December 31, 2017, up 1.3% from $229.7 million reported for the year ended December 31, 2016.  Revenues from our Restaurant/Retail segment were $171.6 million for the year ended December 31, 2017, a 14.9% increase, compared to $149.3 million reported for the year ended December 31, 2016.  PAR’s Government segment reported revenues of $61.0 million for the year ended December 31, 2017, a decrease of 24.0% from $80.3 million reported for the year ended December 31, 2016. We reported a net loss from continuing operations of $3.6 million or $0.23 per diluted share for the year ended December 31, 2017 versus net income of $2.5 million or $0.16 per diluted share for the year ended December 31, 2016.  For 2017 and 2016, we reported net income from discontinued operations of $0.2 million or $0.01 per share versus a loss of $0.7 million or $0.05 loss per share, respectively. 2017 results of operations include a one-time adjustment to the value of the Company's deferred tax asset of $4.5 million due to the corporate income tax rate change included in the Tax Cuts and Jobs Act.
Product revenues were $115.1 million for the year ended December 31, 2017, an increase of 14.8% from $100.3 million recorded in 2016. This increase was primarily driven by higher revenues from our tier 1 customers in the first half of 2017.
Service revenues were $56.5 million for the year ended December 31, 2017, an increase of 15.1% from $49.1 million reported for the year ended December 31, 2016.  The increase is attributable to the diversification of our revenue base, with higher recurring revenue from our software contracts; specifically, SaaS, installation services related to product sales, and other revenue streams generated from post contract support (“PCS”) offerings.
Contract revenues were $61.0 million for the year ended December 31, 2017, compared to $80.3 million reported for the year ended December 31, 2016, a decrease of 24.0%.  This decrease was driven by lower volume within our PMO and Mission Systems' (MS) contracts, offset by an increase in value-added revenue on our Intelligence, Surveillance, and Reconnaissance (ISR), contracts.

Product margins for the year ended December 31, 2017, were 25.4%, a decrease from 26.2% for the year ended December 31, 2016.  The decrease in product margin was primarily due to an unfavorable product mix, as a result of increased peripheral hardware sales related to projects from tier 1 customers.
Service margins were 29.8% for the year ended December 31, 2017, an increase from 27.4% recorded for the year ended December 31, 2016.  This increase was primarily due to a favorable product mix shift to SaaS resulting from Brink's continued growth.
Contract margins were 11.0% for the year ended December 31, 2017, compared to 8.1% for the year ended December 31, 2016.  This increase was primarily driven by product mix shifting from PMO to the Company's value added business lines of ISR and Mission Systems in addition to improved margin rates in both ISR and Mission Systems.
Selling, general and administrative expenses were $38.2 million for the year ending December 31, 2017, compared to $31.4 million for the year ended December 31, 2016.  The increase is primarily attributable to investments in sales and support services infrastructure to support the growth of Brink and reinforcement of our corporate structure in IT, finance, and corporate management.
Research and development expenses were $13.8 million for the year ended December 31, 2017, compared to $11.6 million recorded for the year ended December 31, 2016.  This increase was primarily related to increased software development investments for Brink and SureCheck.
During the year ended December 31, 2017, we recorded $1.0 million of amortization expense associated with acquired identifiable intangible assets in connection with our acquisition of Brink Software, Inc. in September 2014.  We recorded $1.0 million of amortization expense associated with these assets for the year ended December 31, 2016.
Other income, net, was $0.6 million for the year ended December 31, 2017 compared to other income, net of $1.3 million for the year ended December 31, 2016.  Other income/expense primarily includes fair value adjustments on contingent considerations, rental income, net of applicable expenses, foreign currency transactions gains and losses, fair value adjustments, fair value fluctuations of our deferred compensation plan and other non-operating income/expense.  The primary driver of the decrease in other income is a $0.8 million insurance recovery in the fourth quarter 2016 related to the Company's former chief financial officer’s unauthorized transfers of funds.
Interest income (expense), net, represents interest charged on our short-term borrowings and from long-term debt.  Interest expense, net was $0.1 million for the year ended December 31, 2017, as compared to interest income, net of $0.1 million for the year ended December 31, 2016.  This decrease is primarily associated with the accreted interest income of $0.2 million in 2016 related to the note receivable in connection with the Company's sale of its hotel/spa technology business operated by PAR Springer-Miller Systems, Inc., Springer-Miller International, LLC, and Springer-Miller Canada, ULC (collectively, “PSMS”) in November 2015 and higher interest expense as compared to 2016, which is due to higher outstanding borrowings under the Credit Facility.
For the year ended December 31, 2017, our effective income tax rate was an expense of 1,032.8%, mainly due to the one-time deferred tax asset adjustment for the rate change under the Tax Cuts and Jobs Act of 2017, compared to an expense of 31.4% for the year ended December 31, 2016.   The variances from the federal statutory rate for 2017 were due to the mix of taxable income from the Company’s domestic and foreign jurisdictions, which is consistent with the variance in 2016, and the impact of the adjustment for the rate change under the Tax Cuts and Jobs Act of 2017. Benefits from stock compensation and fair value adjustments on contingent consideration impacted the variance from the federal statutory rate for 2017 as well.
Liquidity and Capital Resources
The Company’s primary sources of liquidity have been cash flow from operations and borrowings under its Credit Facility with JP Morgan Chase Bank, N.A.  Cash used in operating activities from continuing operations was $0.1 million for the year ended December 31, 2017, compared to cash generated of $11.4 million for the year ended December 31, 2016. The change in cash activities resulted primarily from the $6.9 million of customer deposits in the fourth quarter 2016 being applied to revenue generated in 2017.
Cash used in investing activities from continuing operations was $8.9 million for the year ended December 31, 2017 versus $7.1 million provided by investing activities for the year ended December 31, 2016.  In 2017, capital expenditures of $5.1 million were primarily for PAR’s new ERP system and capital improvements made to our owned and leased properties.  Capitalized software was $3.8 million and was associated with investments in Restaurant/Retail software platforms.
Cash provided by financing activities from continuing operations was $6.1 million for the year ended December 31, 2017 versus cash used of $2.2 million for the year ended December 31, 2016.  In 2017, the Company received proceeds from stock activity of

$1.5 million and $3.8 million related to the final installment of the 2015 sale of its hotel/spa technology business and borrowed a net of $0.8 million.  In 2016, the Company paid the third installment associated with its purchase of Brink Software, Inc. of $2.0 million.
On November 29, 2016, the Company, together with certain of its U.S. subsidiaries entered into a three-year credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A. (“JPMorgan Chase”). The Credit Agreement provides for revolving loans in an aggregate principal amount of up to $15.0 million, with availability thereunder equal to the lesser of (i) $15.0 million and (ii) a borrowing base (equal to the sum of 80% eligible accounts, 50% eligible raw materials inventory and 35% eligible finished goods inventory, with no more than 50% of total eligible inventory included in the borrowing base), less the aggregate principal amount outstanding (the “Credit Facility”). Interest accrues on outstanding principal balances at an applicable rate per annum determined, as of the end of each fiscal quarter, by reference to the CBFR Spread or the Eurodollar Spread based on the Company’s consolidated indebtedness ratio as at the determination date. The Credit Agreement contains customary affirmative and negative covenants, including covenants that restrict the ability of the Company and its subsidiaries to incur additional indebtedness, incur or permit to exist liens on assets, make investments, loans, advances, guarantees and acquisitions, consolidate or merge, pay dividends and make distributions, and financial covenants, requiring that the Company’s consolidated indebtedness ratio not exceed 3.0 to 1.0 and, a fixed charge coverage ratio of not less than 1.25 to 1.0 for each fiscal quarter. In August 2017, we entered into an Omnibus Amendment Number 1 to Loan Documents with JPMorgan Chase to provide the Company with more flexibility in its use of its assets and a waiver of any default relating to the location of certain collateral. In March 2018, JPMorgan Chase granted the Company a Waiver of an event of default under the Credit Agreement due to its failure to meet the required fixed charge coverage ratio for the fiscal quarter ended December 31, 2017.
On December 31, 2017, the applicable rate under the Credit Facility was 3.25% plus the CBFR Spread or LIBOR plus the Eurodollar Spread based on the Company’s consolidated indebtedness ratio.  There was $0.95 million outstanding and up to $14.05 million available under the Credit Agreement as of December 31, 2017.
In addition to the Credit Facility, the Company has a mortgage loan, collateralized by certain real estate, with a balance of $0.4 million and $0.6 million as of December 31, 2017 and 2016, respectively.  This loan matures on November 1, 2019.  Interest is fixed at 4.00% through maturity.  The annual loan payment, including interest through November 1, 2019, is $0.2 million.
In connection with the Company's acquisition of Brink Software, Inc. in September 2014, the Company has recorded contingent consideration that may be payable to the former owners of Brink Software, Inc. based on future performance metrics. As of December 31, 2017, the fair value of the contingent consideration included within the Company's consolidated balance sheets is $3.0 million.
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
Our future principal payments under the mortgage loan and operating leases are as follows (in thousands):

	Total		Less Than 1 Year		1-3 Years		3 - 5 Years		More than 5 Years
Debt obligations	$380		$195		$185		$—		$—
Operating leases	14,690		2,936		4,943		4,124		2,687
Total	15,070	—	3,131	—	5,128	—	4,124	—	2,687
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
Revenue Recognition Policy
Restaurant/Retail Contracts
Our Restaurant/Retail segment’s revenues consist of sales of our POS systems. We derive revenue from the following sources: (1) hardware sales, (2) software license agreements, including perpetual licenses and SaaS, (3) professional services, (4) hosting services and (5) post-contract customer support (“PCS”).
Subject to the multiple element arrangements discussion below, we recognize revenue when all four revenue recognition criteria have been met: persuasive evidence of an arrangement exists, we have delivered the product or performed the service, the fee is fixed or determinable and collection is reasonably assured. Determining whether and when some of these criteria have been satisfied often involves assumptions and judgments that can have a significant impact on the timing and amount of revenue we report.
Hardware
Revenue recognition on hardware sales occurs upon installation at the customer site (or when shipped for systems that are not installed by us) when persuasive evidence of an arrangement exists, the price is fixed or determinable, and collectability is reasonably assured.
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
Service
Service revenue consists of installation and training services, field and depot repair, subscription software products, associated software maintenance, and software related hosting services.  Installation and training service revenue are based upon standard hourly/daily rates as well as contracted prices with the customer, and revenue is recognized as the services are performed.  Support maintenance and field and depot repair are provided to customers either on a time and materials basis or under a maintenance contract.  Services provided on a time and materials basis are recognized as the services are performed.  Service revenues from maintenance contracts are recorded as deferred revenue when billed to and collected from the customer and are recognized ratably over the underlying contract period.  Software sold as a service with our Brink and SureCheck software offerings, is recorded as deferred revenue when billed and collected and recognized ratably over the contract term.
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
Multiple Element Arrangements
Multiple element arrangements that include hardware, service, and software offerings are separated based upon the stand-alone price for each individual hardware, service, or software sold in the arrangement irrespective of the combination of products and services which are included in a particular arrangement.  As such, overall consideration is allocated to each unit of accounting based on the unit’s relative selling prices. In such circumstances, the Company uses a hierarchy to determine the selling price to be used for allocating revenue to each deliverable: (i) vendor-specific objective evidence of selling price (VSOE), (ii) third-party evidence of selling price (TPE), and (iii) best estimate of selling price (BESP). VSOE generally exists only when the Company sells the deliverable separately and is the price actually charged by the Company for that deliverable. The Company uses BESP to allocate revenue when we are unable to establish VSOE or TPE of selling price. BESP is primarily used for elements such as products that are not consistently priced within a narrow range. The Company determines BESP for a deliverable by considering multiple factors including product and customer class, geography, average discount, and management’s historical pricing practices. Amounts allocated to the delivered hardware and software elements are recognized at the time of sale provided the other conditions for revenue recognition have been met. Amounts allocated to the undelivered maintenance and other services elements are recognized as the services are provided or on a straight-line basis over the service period. In certain instances, customer acceptance is required prior to the passage of title and risk of loss of the delivered products. In such cases, revenue is not recognized until the customer acceptance is obtained. Delivery and acceptance generally occur in the same reporting period.
Software elements, generally software PCS, and professional services revenue are recognized in accordance with authoritative guidance on software revenue recognition.  For the software and software-related elements of such transactions, revenue is allocated based on the relative fair value of each element, and fair value is determined by vendor specific objective evidence, where available.  If VSOE is not available for all elements, we use the residual method to separate the elements as long as we have VSOE for the undelivered elements.  If we cannot objectively determine the fair value of any undelivered element included in such multiple-element arrangements, we defer the revenue until all elements are delivered and services have been performed, or until fair value can objectively be determined for any remaining undelivered elements.
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
Inventories
Our inventory is valued at the lower of cost or net realizable value, with cost determined using the first-in, first-out (“FIFO”) method.  We use certain estimates and judgments and consider several factors, including product demand, changes in customer requirements and changes in technology to provide for excess and obsolescence reserves to properly value inventory.
Capitalized Software Development Costs
We capitalize certain costs related to the development of computer software used in our Restaurant/Retail segment. Software development costs incurred prior to establishing technological feasibility are charged to operations and included in research and development costs.  The technological feasibility of a computer software product is established when we have completed all planning, designing, coding, and testing activities that are necessary to establish that the product can be produced to meet its design specifications including functions, features, and technical performance requirements. Software development costs incurred after establishing feasibility (as defined within ASC 985-20 for software cost related to sold as a perpetual license) are capitalized and amortized on a product-by-product basis when the product is available for general release to customers.  Annual amortization, charged to cost of sales when the product is available for general release to customers, is computed using the greater of (a) the straight-line method over the remaining estimated economic life of the product, which is generally three to seven years or (b) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product. Software development is also capitalized in accordance with ASC 350-40, “Intangibles - Goodwill and Other - Internal - Use Software,” and is amortized over the expected benefit period, which generally ranges from three to seven years. Long-lived assets are tested for impairment when events or conditions indicate that the carrying value of an asset may not be fully recoverable from future cash flows.

Accounting for Business Combinations
We account for acquired businesses using the acquisition method of accounting, which requires that acquired assets and assumed liabilities be recorded at their respective fair values on the date of acquisition. The fair value of the consideration paid is assigned to the underlying net assets of the acquired business based on their respective fair values. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded to goodwill. Intangible assets are amortized over the expected life of the asset. Fair value determinations and useful life estimates are based on, among other factors, estimates of expected future cash flows from revenues of the intangible assets acquired, estimates of appropriate discount rates used to present value expected future cash flows, estimated useful lives of the intangible assets acquired and other factors. Although we believe the assumptions and estimates we have made have been reasonable and appropriate, they are based, in part, on historical experience, information obtained from the management of the acquired companies and future expectations. For these and other reasons, actual results may vary significantly from estimated results.
Contingent Consideration
We determine the acquisition date fair value of contingent consideration using a discounted cash flow method, with significant inputs that are not observable in the market and thus represents a Level 3 fair value measurement as defined in ASC Topic 820, Fair Value Measurement.  The significant inputs in the Level 3 measurement not supported by market activity include our probability assessments of expected future cash flows related to our acquisition of Brink Software Inc. in 2014, during the contingent consideration period, appropriately discounted considering the uncertainties associated with the obligation, and calculated in accordance with the terms of the definitive agreement.  The liabilities for the contingent consideration is established at the time of the acquisition and will be evaluated on a quarterly basis based on additional information as it becomes available.  Any change in the fair value adjustment is recorded in the earnings of the period in which the evaluation is made.  During 2017, we recorded a $1.0 million adjustment to decrease the fair value of the Company's contingent consideration related to its acquisition of Brink Software Inc., versus a $1.1 million adjustment to decrease the fair value during 2016.  These adjustments are reflected within other expense on the consolidated statement of operations. Changes in the fair value of the contingent consideration obligations may result from changes in probability assumptions with respect to the likelihood of achieving the various contingent payment obligations. Significant increases or decreases in the inputs noted above in isolation would result in a significantly lower or higher fair value measurement.
Goodwill
We test goodwill for impairment on an annual basis on the first day of the fourth quarter, or more often if events or circumstances indicate there may be impairment.  We operate in two reportable operating segments, which are the reporting units used in the test of goodwill for impairment - Restaurant/Retail and Government. Goodwill is tested at the reporting unit level.  Goodwill is assigned to a specific reporting unit at the date the goodwill is initially recorded. Once goodwill has been assigned to a specific reporting unit, it no longer retains its association with a particular acquisition, and all of the activities within a reporting unit, whether acquired or organically grown, are available to support the value of the goodwill.
Goodwill impairment analysis is a two-step test. The first step, used to identify potential impairment, involves comparing each reporting unit’s fair value to its carrying value including goodwill. If the fair value of a reporting unit exceeds its carrying value, applicable goodwill is considered not to be impaired. If the carrying value exceeds fair value, there is an indication of impairment, at which time a second step would be performed to measure the amount of impairment.  The second step involves calculating an implied fair value of goodwill for each reporting unit for which the first step indicated an impairment.
We utilize different methodologies in performing the goodwill impairment test for each reporting unit.  For both the Restaurant/Retail and Government reporting units, these methodologies include an income approach, namely a discounted cash flow method, and multiple market approaches and the guideline public company method and quoted price method.  The valuation methodologies and weightings used in the current year are generally consistent with those used in our past annual impairment tests.
The discounted cash flow method derives a value by determining the present value of a projected level of income stream, including a terminal value.  This method involves the present value of a series of estimated future cash flows at the valuation date by the application of a discount rate that a prudent investor would require before making an investment in our equity.  We consider this method to be most reflective of a market participant’s view of fair value given the current market conditions, as it is based on our forecasted results and, therefore, established this method's weighting at 80% of the fair value calculation.
Key assumptions within our discounted cash flow model include projected financial operating results, a long-term growth rate of 3% and, depending on the reporting unit, discount rates ranging from 14.5% to 27.0%.  As stated above, because the discounted cash flow method derives value from the present value of a projected level of income stream, a modification to our projected operating results, including changes to the long-term growth rate, could impact the fair value.  The present value of the cash flows is determined using a discount rate based on the capital structure and capital costs of comparable public companies, as well as company-specific risk premium, as identified by us.  A change to the discount rate could impact the fair value determination.
The market approach is a generally-accepted way of determining a value indication of a business, business ownership interest, security or intangible asset by using one or more methods that compare the reporting unit to similar businesses, business ownership interests, securities or intangible assets that have been sold.  There are two methodologies considered under the market approach: the public company method and the quoted price method.
The public company method and quoted price method of valuation are based on the premise that pricing multiples of publicly traded companies can be used as a tool to be applied in valuing closely held companies.  The mechanics of the two methods require the use of the stock price in conjunction with other factors to create a pricing multiple that can be used, with certain adjustments, to apply against the reporting unit’s similar factor to determine an estimate of value for the subject company.  We consider these methods appropriate because they provide an indication of fair value supported by current market conditions.  We established our weighting at 10% of the fair value calculation for the public company method and quoted price method for both the Restaurant/Retail and Government, reporting units.
The most critical assumption underlying the market methods we use are the comparable companies selected.  Each market approach described above estimates revenue and earnings multiples based on the comparable companies selected.  As such, a change in the comparable companies could have an impact on the fair value determination.
The amount of goodwill carried by the Restaurant/Retail and Government reporting units is $10.3 million and $0.7 million, respectively.  The estimated fair value of the Restaurant/Retail reporting unit is substantially in excess of its carrying value as a result of the Step 1 analysis performed to assess if the fair value of the reporting units is lower than their carrying value.  The estimated fair value of the Government reporting unit is substantially in excess of its carrying value as a result of the Step 1 analysis performed.  There were no goodwill impairment charges recorded for the Restaurant/Retail reporting unit or the Government reporting unit for the years ended December 31, 2017 or December 31, 2016.
Restaurants / Retail:
In deriving our fair value estimates, we utilized key assumptions built on the current product portfolio mix adjusted to reflect continued revenue increases from Brink and SureCheck.  These assumptions, specifically those included within the discounted cash flow estimate, include revenue growth rate, gross margin, operating expenses, working capital requirements, and depreciation and amortization expense.
We utilize annual revenue growth rates ranging between 3% and 32%.  The high-end growth rate reflects our projected revenues from anticipated increases in installations of Brink and SureCheck at new customer locations.  These software platforms are expected to expand our capabilities into new markets. We believe these estimates are reasonable given the size of the overall market which we will enter, combined with the projected market share we expect to achieve.  Overall, the projected revenue growth rates ultimately trend to an estimated long term growth rate of 3%.
We utilize gross margin estimates that are reflective of expected increased recurring SaaS revenue from software sold as a service that is expected to exceed historical gross margins.  Estimates of operating expenses, working capital requirements and depreciation and amortization expense utilized for the Restaurant/Retail reporting unit are generally consistent with actual historical amounts, adjusted to reflect its continued investment and projected revenue growth from our core technology platforms.  We believe utilization of actual historical results adjusted to reflect our continued investment in our products is an appropriate basis supporting the fair value of the Restaurant/Retail reporting unit.
Finally, we utilize a discount rate of approximately 27.0% for the Restaurant/Retail reporting unit.  This estimate was derived through a combination of current risk-free interest rate data, financial data from companies that PAR considers to be its competitors, and was based on volatility between our historical financial projections and actual results achieved.
The current economic conditions and the continued volatility in the U.S. and in many other countries in which we operate could contribute to decreased consumer confidence and continued economic uncertainty which may adversely impact our operating performance.  Although we have seen an improvement in the markets which we serve, continued volatility in these markets could have an impact on purchases of our products, which could result in a reduction of sales, operating income and cash flows.  Such reductions could have a material adverse impact on the underlying estimates used in deriving the fair value of our reporting units used to support our annual goodwill impairment test or could result in a triggering event requiring a fair value re-measurement, particularly if we are unable to achieve the estimates of revenue growth indicated in the preceding paragraphs.  These conditions may result in an impairment charge in future periods.
Government:
The estimated fair value of the Government segment is substantially in excess of its carrying value.  Consistent with prior year methodology, in deriving our fair value estimates, we have utilized key assumptions built on the current core business.  These assumptions, specifically those included within the discounted cash flow estimate, are comprised of the revenue growth rate, gross margin, operating expenses, working capital requirements, and depreciation and amortization expense.
We have reconciled the aggregate estimated fair value of the reporting units to the market capitalization of the consolidated Company, including a reasonable control premium noting no impairment as of December 31, 2017 or December 31, 2016 was recorded.
Deferred Taxes
We have $13.8 million of deferred tax assets that are reviewed quarterly for recoverability and valued accordingly.  These deferred tax assets are evaluated by using estimates of future taxable income and the impact of tax planning strategies.  Valuations related to tax accruals and deferred tax assets can be impacted by changes to tax codes, changes in statutory tax rates and our estimates of future taxable income levels.
New Accounting Pronouncements Not Yet Adopted
See Note 1 – Summary of Significant Accounting Principles - of the Notes to Consolidated Financial Statements (Part II, Item 8 of this Report) for details.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.
Not required.

Item 8.	Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
PAR Technology Corporation
New Hartford, New York

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of PAR Technology Corporation (the “Company”) and subsidiaries as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2017 and 2016, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 16, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2012.

New York, NY
March 16, 2018

PAR TECHNOLOGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	December 31,
Assets	2017	2016
Current assets:
Cash and cash equivalents	$6,600	$9,055
Accounts receivable-net	30,077	30,705
Inventories-net	21,746	26,237
Note receivable	—	3,510
Income taxes receivable	—	261
Deferred income taxes	—	7,767
Other current assets	4,209	4,027
Assets of discontinued operations	—	462
Total current assets	62,632	82,024
Property, plant and equipment - net	10,755	7,035
Deferred income taxes	13,809	9,650
Goodwill	11,051	11,051
Intangible assets - net	12,070	10,966
Other assets	4,307	3,785
Total Assets	$114,624	$124,511
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$195	$187
Borrowings on line of credit	950	—
Accounts payable	14,332	16,687
Accrued salaries and benefits	6,275	5,470
Accrued expenses	3,926	4,682
Customer deposits and deferred service revenue	12,909	19,814
Total current liabilities	38,587	46,840
Long-term debt	185	379
Other long-term liabilities	6,866	7,712
Total liabilities	45,638	54,931
Shareholders’ Equity:
Preferred stock, $.02 par value, 1,000,000 shares authorized	—	—
Common stock, $.02 par value, 29,000,000 shares authorized; 17,677,161 and 17,479,454 shares issued; 15,969,052 and 15,771,345 outstanding at December 31, 2017 and December 31, 2016, respectively	354	350
Capital in excess of par value	48,349	46,203
Retained earnings	29,549	32,357
Accumulated other comprehensive loss	(3,430)	(3,494)
Treasury stock, at cost, 1,708,109 shares	(5,836)	(5,836)
Total shareholders’ equity	68,986	69,580
Total Liabilities and Shareholders’ Equity	$114,624	$124,511

See accompanying Notes to Consolidated Financial Statements

PAR TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year ended December 31,
	2017	2016
Net revenues:
Product	$115,126	$100,271
Service	56,467	49,070
Contract	61,012	80,312
Total net revenues	232,605	229,653
Costs of sales:
Product	85,850	73,976
Service	39,626	35,647
Contract	54,299	73,830
Total costs of sales	179,775	183,453
Gross margin	52,830	46,200
Operating expenses:
Selling, general and administrative	38,171	31,440
Research and development	13,814	11,581
Amortization of identifiable intangible assets	966	966
Total operating expenses	52,951	43,987

Operating (loss) income from continuing operations	(121)	2,213
Other income, net	629	1,316
Interest (expense) income, net	(121)	121
Income from continuing operations before provision for income taxes	387	3,650
Provision for income taxes	(3,997)	(1,147)
(Loss) income from continuing operations	(3,610)	2,503
Discontinued operations
Income (loss) on discontinued operations (net of tax)	224	(720)
Net (loss) income	$(3,386)	$1,783
Basic Earnings per Share:
(Loss) income from continuing operations	(0.23)	0.16
Income (loss) from discontinued operations	0.01	(0.05)
Net (loss) income	$(0.22)	$0.11
Diluted Earnings per Share:
(Loss) income from continuing operations	(0.23)	0.16
Income (loss) from discontinued operations	0.01	(0.05)
Net (loss) income	$(0.22)	$0.11
Weighted average shares outstanding
Basic	15,949	15,675
Diluted	15,949	15,738
See accompanying Notes to Consolidated Financial Statements

PAR TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year ended December 31,
	2017	2016

Net (loss) income	$(3,386)	$1,783
Other comprehensive income (loss) net of applicable tax:
Foreign currency translation adjustments	64	(716)
Comprehensive (loss) income	$(3,322)	$1,067
See accompanying Notes to Consolidated Financial Statements

PAR TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(in thousands)

(in thousands)	Common Stock		Capital in excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Shareholders’ Equity
	Shares	Amount				Shares	Amount

Balances at December 31, 2015	17,352	$347	$45,753	$30,574	$(2,778)	(1,708)	$(5,836)	$68,060

Net income				1,783				1,783
Issuance of common stock upon the exercise of stock options	5	1	26					27
Net issuance of restricted stock awards	122	2						2
Equity based compensation			469					469
Stock options and awards tax benefits			(45)					(45)
Foreign currency translation adjustments					(716)			(716)
Balances at December 31, 2016	17,479	$350	$46,203	$32,357	$(3,494)	(1,708)	$(5,836)	$69,580

Adoption of accounting standard				578				578
Net loss				(3,386)				(3,386)
Issuance of common stock upon the exercise of stock options	271	5	1,495					1,500
Repurchase of common stock	(54)	(1)						(1)
Net issuance of restricted stock awards	(19)	—						—
Equity based compensation			651					651
Foreign currency translation adjustments					64			64
Balances at December 31, 2017	17,677	$354	$48,349	$29,549	$(3,430)	(1,708)	$(5,836)	$68,986
See accompanying Notes to Consolidated Financial Statements

PAR TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,
	2017	2016
Cash flows from operating activities:
Net (loss) income	$(3,386)	$1,783
(Income) loss from discontinued operations	(224)	720
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Insurance recovery of investment	—	(771)
Depreciation, amortization, and accretion	4,033	4,624
Provision for bad debts	303	401
Provision for obsolete inventory	1,543	1,249
Equity based compensation	651	469
Change in fair value of contingent consideration	(1,000)	(1,130)
Deferred income tax	4,159	708
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	325	(1,576)
Inventories	2,948	(5,987)
Income tax receivable/(payable)	261	(540)
Other current assets	(182)	(248)
Other assets	(522)	(194)
Accounts payable	(2,355)	4,958
Accrued expenses	49	(2,023)
Customer deposits and deferred service revenue	(6,905)	8,995
Other long-term liabilities	154	(41)
Deferred tax equity based compensation	—	(45)
Net cash (used in) provided by operating activities-continuing operations	(148)	11,352
Net cash provided by (used in) operating activities-discontinued operations	462	(356)
Net cash provided by operating activities	314	10,996
Cash flows from investing activities:
Capital expenditures	(5,071)	(3,433)
Capitalization of software costs	(3,786)	(2,685)
Working capital adjustment paid	—	(977)
Net cash used in investing activities	(8,857)	(7,095)
Cash flows from financing activities:
Payments of long-term debt	(187)	(181)
Payments of other borrowings	(22,200)	(214,980)
Proceeds from other borrowings	23,150	214,980
Payments for deferred acquisition obligations	—	(2,000)
Proceeds from note receivable	3,794	—
Proceeds from stock awards	1,500	27
Net cash provided by (used in) financing activities	6,057	(2,154)
Effect of exchange rate changes on cash and cash equivalents	31	(716)
Net (decrease) increase in cash and cash equivalents	(2,455)	1,031
Cash and cash equivalents at beginning of period	9,055	8,024
Cash and cash equivalents at end of period	6,600	9,055

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$152	$94
Income taxes, net of refunds	$20	$714

Supplemental disclosures of non-cash information:
Adoption of accounting standard on deferred taxes	$578	$—
See accompanying Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Summary of Significant Accounting Policies
Nature of Business
PAR Technology Corporation, together with its subsidiaries, provides management technology solutions, including software, hardware, and related services, integral to the point-of-sale (“POS”) infrastructure and task management, information gathering, assimilation and communications services. We deliver our management technology solutions through two operating segments – our Restaurant/Retail segment and our Government segment. In addition, the consolidated financial statements include Corporate and Eliminations, which is comprised of enterprise-wide functional departments.

Basis of consolidation
The consolidated financial statements include the accounts of PAR Technology Corporation and its subsidiaries (ParTech, Inc., ParTech (Shanghai) Company Ltd., PAR Springer-Miller Systems, Inc., Springer-Miller Canada, ULC, PAR Canada ULC, Brink Software, Inc., PAR Government Systems Corporation and Rome Research Corporation), collectively referred to as the “Company”. All significant intercompany transactions have been eliminated in consolidation.
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
Contingent consideration
The Company determines the acquisition date fair value of contingent consideration using a discounted cash flow method, with significant inputs that are not observable in the market and thus represents a Level 3 fair value measurement as defined in ASC Topic 820, Fair Value Measurement.  The significant inputs in the Level 3 measurement not supported by market activity included the Company’s probability assessments of expected future cash flows related to the Company’s acquisition of Brink Software Inc. during the contingent consideration period, appropriately discounted considering the uncertainties associated with the obligation, and calculated in accordance with the terms of the definitive agreement.  The liabilities for the contingent consideration are established at the time of the acquisition and will be evaluated on a quarterly basis based on additional information as it becomes available.  Any change in the fair value adjustment is recorded in the earnings of that period.  During 2017, we recorded a $1.0 million adjustment to decrease the fair value of our contingent consideration related to the acquisition of Brink Software Inc., versus a $1.1 million adjustment to decrease the fair value during 2016.  This reduction in expense is reflected within other income on the statements of operations. Changes in the fair value of the contingent consideration obligations may result from changes in probability assumptions with respect to the likelihood of achieving the various contingent payment obligations. Significant increases or decreases in the inputs noted above in isolation would result in a significantly lower or higher fair value measurement.

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
Hardware
Revenue recognition on hardware sales occurs upon installation at the customer site (or when shipped for systems that are not installed by the Company) when persuasive evidence of an arrangement exists, the price is fixed or determinable, and collectability is reasonably assured.
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

Software elements, generally software PCS, and professional services revenue are recognized in accordance with authoritative guidance on software revenue recognition.  For the software and software-related elements of such transactions, revenue is allocated based on the relative fair value of each element, and fair value is determined by vendor specific objective evidence, where available.  If VSOE is not available for all elements, we will use the residual method to separate the elements as long as we have VSOE for the undelivered elements.  If we cannot objectively determine the fair value of any undelivered element included in such multiple-element arrangements, we defer the revenue until all elements are delivered and services have been performed, or until fair value can objectively be determined for any remaining undelivered elements.
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
Inventories
The Company’s inventories are valued at the lower of cost or net realizable value, with cost determined using the first-in, first-out (“FIFO”) method.  The Company uses certain estimates and judgments and considers several factors including product demand, changes in customer requirements and changes in technology to provide for excess and obsolescence reserves to properly value inventory.
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
Other long-term liabilities
Other long-term liabilities represent amounts owed to employees that participate in the Company’s Deferred Compensation Plan and the estimated fair value of the contingent consideration payable related to the Brink Software Inc. acquisition. The amount of the amounts owed to employees participating in the Deferred Compensation Plan at December 31, 2017 was $3.9 million compared to $3.8 million at December 31, 2016. During 2017, we recorded a $1.0 million adjustment to decrease the fair value of our contingent consideration related to the acquisition of Brink Software Inc. compared to an adjustment to decrease the fair value of $1.1 million in 2016. At December 31, 2017, the amount remaining in other long-term liabilities related to contingent consideration is $3.0 million compared to $4.0 million at December 31, 2016. This is reflected within other income on the statements of operations. Changes in the fair value of the contingent consideration obligations may result from changes in probability assumptions with respect to the likelihood of achieving the various contingent payment obligations.
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
Other income (expense)
The components of other income (expense) from continuing operations for the years ending December 31 are as follows:

	Year ended December 31 (in thousands)
	2017	2016

Foreign currency loss	$39	$(24)
Rental (loss) income-net	(683)	(662)
Insurance recovery / investment write off	—	771
Fair value adjustment contingent consideration	1,000	1,130
Other	273	101
Other income	$629	$1,316
In 2017, we recorded a $1.0 million adjustment to decrease the fair value of the Company's contingent consideration related to the acquisition of Brink Software Inc.  Also, during 2017, the Company incurred a net loss on rental contracts of approximately $0.7 million.
During 2016, we recorded a $1.1 million adjustment to decrease the fair value of the Company's contingent consideration related to the acquisition of Brink Software Inc.  In addition, we recorded an insurance recovery of $0.8 million in 2016 relating to the unauthorized transfers of the Company's funds by its former chief financial officer. Also, during 2016, the Company incurred a net loss on rental contracts of approximately $0.7 million.

Identifiable intangible assets
The Company’s identifiable intangible assets represent intangible assets acquired from the 2014 Brink Software Inc. acquisition and internally developed software costs.  The Company capitalizes certain costs related to the development of computer software used in its Restaurant/Retail segment. Software development costs incurred prior to establishing technological feasibility are charged to operations and included in research and development costs.  The technological feasibility of a computer software product is established when the Company has completed all planning, designing, coding, and testing activities that are necessary to establish that the product can be produced to meet its design specifications including functions, features, and technical performance requirements. Software development costs incurred after establishing feasibility (as defined within ASC 985-20 for software cost related to sold as a perpetual license) are capitalized and amortized on a product-by-product basis when the product is available for general release to customers.  Software development is also capitalized in accordance with ASC 350-40, “Intangibles - Goodwill and Other - Internal - Use Software,” and is amortized over the expected benefit period, which generally ranges from three to seven years. Long-lived assets are tested for impairment when events or conditions indicate that the carrying value of an asset may not be fully recoverable from future cash flows. Software costs capitalized within continuing operations during the periods ended 2017 and 2016 were $3.8 million and $2.7 million, respectively.
Annual amortization, charged to cost of sales when a product is available for general release to customers, is computed using the greater of (a) the straight-line method over the remaining estimated economic life of the product, generally three to seven years or (b) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product.  Amortization of capitalized software costs from continuing operations amounted to $2.7 million and $1.1 million, in 2017 and 2016, respectively. There was no impairment charge recorded as of December 31, 2017. In 2016, the Company assessed its recoverability of capitalized software assets noting an impairment charge of $0.5 million to accelerate one of its software modules.
The components of identifiable intangible assets, excluding discontinued operations, are:

	December 31, (in thousands)
	2017	2016	Estimated Useful Life
Acquired and internally developed software costs	$19,670	$15,884	3 - 7 years
Customer relationships	160	160	7 years
Non-compete agreements	30	30	1 year
	19,860	16,074
Less accumulated amortization	(8,190)	(5,508)
	$11,670	$10,566
Trademarks, trade names (non-amortizable)	400	400	N/A
	$12,070	$10,966
The expected future amortization of these intangible assets assuming straight-line amortization of capitalized software costs and acquisition related intangibles is as follows (in thousands):

2018	$2,773
2019	2,300
2020	1,800
2021	1,534
2022	507
Thereafter	2,756
Total	$11,670
The Company has elected to test for impairment of indefinite lived intangible assets during the fourth quarter of its fiscal year.  To value the indefinite lived intangible assets, the Company utilizes the royalty method to estimate the fair values of the trademarks and trade names. There was no impairment charge recorded as of December 31, 2017.

Stock-based compensation
The Company recognizes all stock-based compensation to employees, including awards of employee stock options and restricted stock, in the financial statements as compensation cost over the applicable vesting periods using an accelerated expense recognition method, based on their fair value on the date of grant.
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
The following is a reconciliation of the weighted average shares outstanding for the basic and diluted earnings per share computations (in thousands, except share and per share data):

	December 31,
	2017	2016
(Loss) income from continuing operations	$(3,610)	$2,503

Basic:
Weighted average shares outstanding at beginning of year	15,675	15,645
Weighted average shares issued during the year, net	274	30
Weighted average common shares, basic	15,949	15,675
(Loss) income from continuing operations per common share, basic	$(0.23)	$0.16

Diluted:
Weighted average common shares, basic	15,949	15,675
Dilutive impact of stock options and restricted stock awards	—	63
Weighted average common shares, diluted	15,949	15,738
(Loss) income from continuing operations per common share, diluted	$(0.23)	$0.16
At 2017 and 2016 there were 265,000 and 38,000 incremental shares, respectively, from the assumed exercise of stock options that were excluded from the computation of diluted earnings per share because of the anti-dilutive effect on earnings per share.  There were no restricted stock awards excluded from the computation of diluted earnings per share for each of the fiscal years ended 2017 and 2016.
Goodwill
The Company tests goodwill for impairment on an annual basis, which is on the first day of the fourth quarter, or more often if events or circumstances indicate there may be impairment.  The Company operates in two reportable operating segments, which are the reporting units used in the test for goodwill impairment - Restaurant/Retail and Government.  Goodwill impairment testing is performed at the sub-segment level (referred to as a reporting unit).  The two reporting units utilized by the Company are: Restaurant/Retail and Government.  Goodwill is assigned to reporting units at the date the goodwill is initially recorded. Once goodwill has been assigned to a reporting unit, it no longer retains its association with a particular acquisition, and all of the activities within a reporting unit, whether acquired or organically grown, are available to support the value of the goodwill. Goodwill impairment analysis is a two-step test. The first step, used to identify potential impairment, involves comparing each reporting unit’s fair value to its carrying value including goodwill. If the fair value of an reporting unit exceeds its carrying value, applicable goodwill is considered not to be impaired. If the carrying value exceeds fair value, there is an indication of impairment, at which time a second step would be performed to measure the amount of impairment.  The second step involves calculating an implied fair value of goodwill for each reporting unit for which the first step indicated an impairment. We utilize different methodologies in performing the goodwill impairment test for each reporting unit.  For both the Restaurant/Retail and Government reporting units, these methodologies include an income approach, namely a discounted cash flow method, and multiple market approaches and the guideline public company method and quoted price method.  The valuation methodologies and weightings used in the current year are generally consistent with those used in our past annual impairment tests.

The discounted cash flow method derives a value by determining the present value of a projected level of income stream, including a terminal value.  This method involves the present value of a series of estimated future cash flows at the valuation date by the application of a discount rate, one which a prudent investor would require before making an investment in our equity.  We consider this method to be most reflective of a market participant’s view of fair value given the current market conditions, as it is based on our forecasted results and, therefore, established this method's weighting at 80% of the fair value calculation. Key assumptions within our discounted cash flow model include projected financial operating results, a long-term growth rate of 3% and, depending on the reporting unit, discount rates ranging from 14.5% to 27.0%.  As stated above, because the discounted cash flow method derives value from the present value of a projected level of income stream, a modification to our projected operating results, including changes to the long-term growth rate, could impact the fair value.  The present value of the cash flows is determined using a discount rate based on the capital structure and capital costs of comparable public companies, as well as company-specific risk premium, as identified by us.  A change to the discount rate could impact the fair value determination.
The market approach is a generally-accepted way of determining a value indication of a business, business ownership interest, security or intangible asset by using one or more methods that compare the reporting unit to similar businesses, business ownership interests, securities or intangible assets that have been sold.  There are two methodologies considered under the market approach: the public company method and the quoted price method. The public company method and quoted price method of valuation are based on the premise that pricing multiples of publicly traded companies can be used as a tool to be applied in valuing closely held companies.  The mechanics of the methods require the use of the stock price in conjunction with other factors to create a pricing multiple that can be used, with certain adjustments, to apply against the reporting unit’s similar factor to determine an estimate of value for the subject company.  We consider these methods appropriate because they provide an indication of fair value supported by current market conditions.  We established our weighting at 10% of the fair value calculation for the public company method and quoted price method for both the Restaurant/Retail and Government reporting units. The most critical assumption underlying the market approaches we use are the comparable companies selected.  Each market approach described above estimates revenue and earnings multiples based on the comparable companies selected.  As such, a change in the comparable companies could have an impact on the fair value determination.
The amount of goodwill within continuing operations was $11.1 million at December 31, 2017 and December 31, 2016.  There was no impairment of goodwill for the years ending December 31, 2017 or December 31, 2016.
Impairment of long-lived assets
The Company evaluates the accounting and reporting for the impairment of long-lived assets in accordance with the reporting requirements of ASC 360-10, Accounting for the Impairment or Disposal of Long-Lived Assets.  The Company will recognize impairment of long-lived assets or asset groups if the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to such assets.  If the carrying value of a long-lived asset or asset group is considered impaired, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset or asset group for assets to be held and used, or the amount by which the carrying value exceeds the fair market value less cost to sell for assets to be sold.  There was no impairment charge in 2017. During 2016, the Company recorded an impairment charge of $0.5 million to accelerate one of its software modules.
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
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, codified as ASC Topic 606. The FASB issued amendments to ASC Topic 606 during 2016. The guidance will require additional disclosures regarding the nature, amount, timing and uncertainty of revenue and related cash flows arising from contracts with customers. This guidance is effective for annual and interim reporting periods beginning after December 15, 2017 and allows for either full retrospective adoption or modified retrospective adoption.

We performed an evaluation of the new standard and assessed the impact of adoption on our consolidated financial statements. We reviewed significant open contracts with customers for each revenue stream. While we continue to perform our assessment, based on the contracts reviewed to date we do not expect a material impact on the Company’s consolidated financial statements because: i) product sales and software sales revenue will be recognized when control of the goods is transferred to the customer, which is consistent with the Company’s current revenue recognition at the date of delivery; ii) Fixed Price, Cost Plus Fixed Fee and Time and Materials contracts with the Government are recognized the same under current standards and the new standard; and iii) SaaS revenue recognition will continue to be accounted for ratably upon adoption of the new standard. We continue to analyze commissions that we pay, which may need to be recorded as a contract liability under the new standard. In addition, the Company is in the process of quantifying the adjustment for certain performance obligations that under the current standard are recognized upon delivery and under the new standard are expected to be recognized over time. We will finalize our assessment prior to filing our Form 10-Q for the quarter ending March 31, 2018. The Company has also assessed its control framework as a result of adopting the new standard and notes minimal changes to its systems and other controls processes.

The new standard permits two adoption methods under ASU 2014-09. The guidance may be adopted through either retrospective application to all periods presented in the consolidated financial statements (full retrospective) or through a cumulative effect adjustment to retained earnings at the effective date (modified retrospective). The Company adopted the new standard effective January 1, 2018 using the modified retrospective transition method. Under that method, we will apply the rules to all contracts existing as of January 1, 2018. The cumulative effect will be recorded to the opening balance of retained earnings beginning with our quarterly report on Form 10-Q for the quarter ending March 31, 2018.

The disclosures in our notes to the consolidated financial statements related to revenue recognition will be expanded under the new standard, specifically around the quantitative and qualitative information about performance obligations, changes in contract assets and liabilities, and disaggregation of revenue. The Company will make these enhanced disclosures in its interim financial statements for the first quarter of 2018.

In August 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-15, "Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments." ASU 2016-15 is intended to reduce diversity in practice in how eight particular transactions are classified in the statement of cash flows. ASU 2016-15 is effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted, provided that all of the amendments are adopted in the same period. Entities will be required to apply the guidance retrospectively. If it is impracticable to apply the guidance retrospectively for an issue, the amendments related to that issue would be applied prospectively. As this guidance only affects the classification within the statement of cash flows, ASU 2016-15 is not expected to have a material impact on the Company's Consolidated Financial Statements
In January 2017, the Financial Accounting Standards Board (FASB) issued ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment.” ASU 2017-04 eliminates Step 2 from the goodwill impairment test which required entities to compute the implied fair value of goodwill. Under ASU 2017-04, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. ASU 2017-04 will be effective for us on January 1, 2020, with earlier adoption permitted and is not expected to have a material impact on the Company's Consolidated Financial Statements
In May 2017, the Financial Accounting Standards Board (FASB) issued ASU 2017-09, “Compensation - Stock Compensation (Topic 718) - Scope of Modification Accounting.” ASU 2017-09 clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. Under ASU 2017-09, an entity will not apply modification accounting to a share-based payment award if all of the following are the same immediately before and after the change: (i) the award's fair value, (ii) the award's vesting conditions and (iii) the award's classification as an equity or liability instrument. ASU 2017-09 will be effective for us on January 1, 2018 and is not expected to have a material impact on the Company's Consolidated Financial Statements
Recently Adopted Accounting Pronouncements
In March 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-09 to simplify several aspects of the accounting for employee share-based payment transactions standard, including the classification of excess tax benefits and deficiencies and the accounting for employee forfeitures. The guidance was effective for the Company beginning in the first quarter of 2017 at which time we adopted.  The updates to the accounting standard included the following:

•
Excess tax benefits and deficiencies will no longer be recognized as a change in additional paid-in-capital in the equity section of the balance sheet, instead they are to be recognized in the income statement as a tax expense or benefit. In the statement of cash flows, excess tax benefits and deficiencies will no longer be classified as a financing activity, instead they will be classified as an operating activity. The Company recognized a $578,000 adjustment to Retained Earnings for excess tax benefits not previously recognized. This adjustment is included in the statements of changes in shareholders' equity.

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
In November 2015, the FASB issued new guidance related to the balance sheet classification of deferred taxes.  This standard requires an entity to classify all deferred tax assets, along with any valuation allowance, as noncurrent on the balance sheet. As a result, each jurisdiction will have one net noncurrent deferred tax asset or liability.  The new standard is effective for the Company for fiscal years beginning after December 15, 2016.  The adoption of this standard in the quarter ended March 31, 2017, which is applied prospectively.
In July 2015, the FASB issued new guidance related to the measurement of inventory.  This standard changes the inventory valuation method from the lower of cost or market to the lower of cost or net realizable value for inventory valued under the first-in, first-out or average cost methods.  The new standard was effective for the Company beginning in the quarter ended March 31, 2017, and requires prospective adoption.  The adoption did not have a material impact on the Company’s consolidated financial statements.
Note 2 — Divestiture and Discontinued Operations
On November 4, 2015, the Company sold substantially all of the assets of its hotel/spa technology business operated by PAR Springer-Miller Systems, Inc., Springer-Miller International, LLC, and Springer-Miller Canada, ULC (collectively, “PSMS”) pursuant to an asset purchase agreement (the “PSMS APA”) dated on even date therewith among PSMS and Gary Jonas Computing Ltd., SMS Software Holdings LLC, and Jonas Computing (UK) Ltd. (the “Purchasers”). Accordingly, the results of operations of PSMS have been classified as discontinued operations in the consolidated statements of operations and consolidated statements of cash flows in accordance with Accounting Standards Codification (“ASC”) ASC 205-20 (Presentation of Financial Statements – Discontinued Operations). Additionally, the assets and associated liabilities have been classified as discontinued operations in the consolidated balance sheets. Total consideration to be received from the sale is $16.6 million in cash (the “Base Purchase Price”), with $12.1 million received at the time of closing, and $4.5 million payable eighteen months after the closing (the "Holdback Amount"). On May 5, 2017, the Company received payment of $4.2 million of the Holdback Amount, the unpaid balance reflecting a negative purchase price adjustment based on the net tanigble asset calculation provided under the PSMS APA.
In addition to the Base Purchase Price, contingent consideration of up to $1.5 million (the "Earn-Out") could be received by the Company based on achievement of certain agreed-upon revenue and earnings targets for calendar years 2016, 2017 and 2018 (up to $500,000 per calendar year), subject to setoff for PSMS and ParTech, Inc indemnification obligations thereunder and unresolved claims.  As of 2017, the Company has not received any Earn-Out payment and has not recorded any amount associated with this contingent consideration for years 2017 and 2018 as the Company does not believe achievement of the related targets is probable.
Summarized financial information for the Company’s discontinued operations is as follows (in thousands):

	December 31, (in thousands)
	2017	2016
Assets
Other current assets	$—	$462
Assets of discontinued operations	$—	$462

Summarized financial information for the Company’s discontinued operations is as follows (in thousands):

	December 31, (in thousands)
	2017	2016

Income (loss) from discontinued operations before income taxes	$284	$(1,131)
(Provision for) benefit from income taxes	(60)	411
Income (loss) from discontinued operations, net of taxes	$224	$(720)
Note 3 — Accounts Receivable, net
The Company’s net accounts receivable consists of, excluding discontinued operations:

	December 31, (in thousands)
	2017	2016
Government segment:
Billed	$9,028	$6,779
Advanced billings	(1,977)	(1,599)
	7,051	5,180
Restaurant/Retail segment:
Accounts receivable - net	23,026	25,525
	$30,077	$30,705
At 2017 and 2016, the Company had recorded allowances for doubtful accounts of $0.9 million and $0.9 million, respectively, against Restaurant/Retail segment accounts receivable.  Write-offs of accounts receivable during fiscal years 2017 and 2016 were $0.5 million and $0.4 million, respectively.  The increase in bad debt expense which is recorded in the consolidated statements of operations was $0.3 million and $0.4 million in 2017 and 2016, respectively.
Note 4 — Inventories, net
Inventories are used in the manufacture and service of Restaurant/Retail products.  The components of inventory, net consist of the following, excluding discontinued operations:

	December 31, (in thousands)
	2017	2016
Finished Goods	$9,535	$9,423
Work in process	766	443
Component parts	5,480	10,386
Service parts	5,965	5,985
	$21,746	$26,237

At December 31, 2017 and 2016, the Company had recorded inventory reserves of $10.0 million and $9.2 million , respectively, against Restaurant/Retail inventories, which relate primarily to service parts.

Note 5 — Property, Plant and Equipment, net
The components of property, plant and equipment, net, excluding discontinued operations, are:

	December 31, (in thousands)
	2017	2016
Land	$253	$253
Building and improvements	6,205	5,816
Rental property	5,650	5,345
Furniture and equipment	18,196	13,890
	30,304	25,304
Less accumulated depreciation	(19,549)	(18,269)
	$10,755	$7,035
The estimated useful lives of buildings and improvements and rental property are twenty to twenty-five years.  The estimated useful lives of furniture and equipment range from three to eight years.  Depreciation expense from continuing operations was $1.3 million and $2.1 million for 2017 and 2016, respectively.
The Company leases a portion of its headquarters facility to various tenants.  Net rent received from these leases totaled $0.3 million and $0.3 million for 2017 and 2016, respectively.  Future minimum rent payments due to the Company under these lease arrangements are approximately $0.2 million, and $0.1 million in 2018 and 2019, respectively.
The Company leases office space under various operating leases. Rental expense from continuing operations on operating leases was approximately $3.0 million and $1.6 million for 2017 and 2016, respectively.  Future minimum lease payments under all non-cancelable operating leases are (in thousands):

2018	2,936
2019	2,726
2020	2,217
2021	2,062
2022	2,062
Thereafter	2,687
$14,690

Note 6 — Debt
On November 29, 2016, we, together with certain of our U.S. subsidiaries entered into a three-year credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A. (“JPMorgan Chase”). The Credit Agreement provides for revolving loans in an aggregate principal amount of up to $15.0 million, with availability thereunder equal to the lesser of (i) $15.0 million and (ii) a borrowing base (equal to the sum of 80% eligible accounts, 50% eligible raw materials inventory and 35% eligible finished goods inventory, with no more than 50% of total eligible inventory included in the borrowing base), less the aggregate principal amount outstanding (the “Credit Facility”). Interest accrues on outstanding principal balances at an applicable rate per annum determined, as of the end of each fiscal quarter, by reference to the CBFR Spread or the Eurodollar Spread based on the Company’s consolidated indebtedness ratio as at the determination date. The Credit Agreement contains customary affirmative and negative covenants, including covenants that restrict the ability of the Company and its subsidiaries to incur additional indebtedness, incur or permit to exist liens on assets, make investments, loans, advances, guarantees and acquisitions, consolidate or merge, pay dividends and make distributions, and financial covenants, requiring that the Company’s consolidated indebtedness ratio not exceed 3.0 to 1.0 and, a fixed charge coverage ratio of not less than 1.25 to 1.0 for each fiscal quarter. In August 2017, we entered into an Omnibus Amendment Number 1 to Loan Documents with JPMorgan Chase to provide the Company with more flexibility in its use of its assets and a waiver of any default relating to the location of certain collateral. In March 2018, JPMorgan Chase granted the Company a Waiver of an event of default under the Credit Agreement due to its failure to meet the required fixed charge coverage ratio for the fiscal quarter ended December 31, 2017.

There was a $950,000 outstanding balance on the line of credit at December 31, 2017 compared to no outstanding amount as of December 31, 2016.
In addition to the Credit Facility, the Company has a mortgage loan, collateralized by certain real estate, with a balance of $0.4 million and $0.6 million as of December 31, 2017 and 2016, respectively.  This loan matures on November 1, 2019.  The Company’s interest rate is fixed at 4.00% through the maturity date of the loan.  The annual mortgage payment including interest through November 1, 2019 totals $0.2 million.
The Company’s future principal payments under the mortgage loan are as follows (in thousands):

	Total	Less Than 1 Year	1-3 Years	3 - 5 Years	More than 5 Years
Debt obligations	$380	$195	$185	$—	$—
Note 7 — Stock Based Compensation
The Company recognizes all stock-based compensation to employees and directors, including awards of stock options and restricted stock awards, in the financial statements as compensation cost over the applicable vesting periods based on their fair value on the date of grant.  Total stock-based compensation expense included in selling, general and administrative expense in 2017 and 2016 was $0.7 million and $0.5 million, respectively.  The amount recorded for the years ended December 31, 2017 and 2016 was recorded net of benefits of $21,000 and $0.3 million, as the result of forfeitures of unvested stock awards prior to the completion of the requisite service period or failure of the Company to meet certain performance measures.  The amount of total stock based compensation includes $0.4 million and $0.2 million in 2017 and 2016, respectively, relating to restricted stock awards.  No compensation expense has been capitalized during 2017 and 2016.
The Company has reserved 1.0 million shares under its 2015 Equity Incentive Plan (“Plan”).  Stock options under this Plan may be incentive stock options or nonqualified stock options. The Plan also provides for restricted stock awards, including performance based awards.  Stock options are nontransferable other than upon death.  Option grants generally vest over a one to three year period after the grant and typically expire ten years after the date of the grant. The Plan provides for the grant of several different forms of stock-based compensation, including stock options to purchase shares of PAR common stock. The Compensation Committee of the Board of Directors (Compensation Committee) has discretion to determine the material terms and conditions of option awards under the Plan, provided that (i) the exercise price must be no less than the fair market value of PAR common stock (defined as the closing price) on the date of grant, (ii) the term must be no longer than ten years, and (iii) in no event shall the normal vesting schedule provide for vesting in less than one year. Other terms and conditions of an award of stock options will be determined by the Compensation Committee as set forth in the agreement relating to that award. The Compensation Committee has authority to administer the Plan.
Prior to the Plan, the Company reserved 1.0 million shares under its 2005 Equity Incentive Plan (the “2005 Plan”). Stock options available for grant under the 2005 Plan were incentive stock options or nonqualified stock options. The 2005 Plan also provided for restricted stock awards, including both time and performance vesting awards.  Stock options granted under the 2005 Plan are nontransferable other than upon death, generally vest over a one to three year period after grant and typically expire ten years from grant. No new grants of stock options or restricted stock awards under the 2005 Plan were made in 2017 or 2016.
The below table presents information with respect to stock options under the Plan and the 2005 Plan:

	No. of Shares (in thousands)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2016	949	$5.22	$264
Options granted	149	8.82
Options exercised	(271)	9.06
Forfeited and canceled	(31)	5.64
Expired	(35)	5.17
Outstanding at December 31, 2017	761	$5.80	$2,748
Vested and expected to vest at December 31, 2017	272	$7.30	$558
Total shares exercisable as of December 31, 2017	41	$5.46	$159
Shares remaining available for grant	687
The weighted average grant date fair value of stock options granted during the years 2017 and 2016 was $3.26 and $1.81, respectively.  The total intrinsic value of stock options exercised during the year ended December 31, 2017 was $1,043,000. The total intrinsic value of stock options exercised during the year ended December 31, 2016 was $5,800.  New shares of the Company’s common stock are issued as a result of stock option exercises in 2017 and for options exercised in 2016. The fair value of options at the date of the grant was estimated using the Black-Scholes model with the following assumptions for the respective period ending December 31:

	2017	2016
Expected option life	3.7 years	5.7 years
Weighted average risk-free interest rate	2.2%	1.3%
Weighted average expected volatility	36%	33%
Expected dividend yield	0%	0%
For the years ended 2017 and 2016, the expected option life was based on the Company’s historical experience with similar type options.  Expected volatility is based on historical volatility levels of the Company’s common stock over the preceding period of time consistent with the expected life.  The risk-free interest rate is based on the implied yield currently available on U.S. Treasury zero coupon issues with a remaining term equal to the expected life.  Stock options outstanding at 2017 are summarized as follows:

Range of Exercise Prices	Number Outstanding (in thousands)	Weighted Average Remaining Life	Weighted Average Exercise Price

$7.15 - $11.01	761	7.41 years	$5.80
At 2017, the aggregate unrecognized compensation cost of unvested equity awards, as determined using a Black-Scholes option valuation model, was $1.0 million (net of estimated forfeitures) which is expected to be recognized as compensation expense in fiscal years 2018 through 2020. The Company has not paid cash dividends on its common stock, and the Company presently intends to continue to retain earnings for reinvestment in growth opportunities.  Accordingly, it is anticipated no cash dividends will be paid in the foreseeable future.
Current year activity with respect to the Company’s non-vested restricted stock awards is as follows:

Non-vested restricted stock awards (in thousands)	Shares	Weighted Average grant- date fair value
Balance at January 1, 2017	163	$5.22
Granted	92	8.61
Vested	(75)	8.42
Forfeited and canceled	(22)	8.34
Balance at December 31, 2017	158	$6.49
The Plan also provides for the issuance of restricted stock, as well as restricted stock units.   These types of awards can have either service based or performance based vesting with performance goals being established by the Compensation Committee.  Grants of restricted stock with service based vesting are subject to vesting periods ranging from 1 to 3 years.  Grants of restricted stock with performance based vesting are subject to a vesting period of 1 to 3 years and performance conditions as defined by the Compensation Committee.  The Company assesses the likelihood of achievement throughout the performance period and recognizes compensation expense associated with its performance awards based on this assessment.  Other terms and conditions applicable to any award of restricted stock will be determined by the Compensation Committee and set forth in the agreement relating to that award.
During 2017 and 2016, the Company issued 92,000 and 168,000 restricted stock awards, respectively, at a per share price of $0.02.  For the periods ended 2017 and 2016, the Company recognized compensation expense related to the performance awards based on its estimate of the probability of achievement in accordance with ASC Topic 718.
The fair value of restricted stock awards is based on the average price of the Company’s common stock on the date of grant.  The weighted average grant date fair value of restricted stock awards granted during the years 2017 and 2016 was $8.61 and $5.23, respectively.  In accordance with the terms of the restricted stock award agreements, the Company released 75,000 and 85,000 shares during 2017 and 2016, respectively.  During 2017, there were approximately 22,000 shares of restricted stock canceled, 12,000 of which were performance based restricted shares.  During 2016, there were 46,000 shares of restricted stock canceled, of which 45,000 were performance based restricted shares.
Note 8 — Income Taxes
The provision for income taxes from continuing operations consists of:

	Year ended December 31, (in thousands)
	2017	2016
Current income tax:
Federal	$—	$61
State	122	167
Foreign	227	211
	349	439
Deferred income tax:
Federal	4,029	768
State	(381)	(60)
	3,648	708
Provision for income taxes	$3,997	$1,147
The deferred tax expense related to discontinued operations was $0.1 million in fiscal year 2017 and a benefit of $0.4 million recorded in fiscal year 2016. Deferred tax liabilities (assets) are comprised of the following at:

	December 31, (in thousands)
	2017	2016
Deferred tax liabilities:
Software development costs	$2,119	$2,223
Acquired intangible assets	913	1,731
Gross deferred tax liabilities	3,032	3,954

Allowances for bad debts and inventory	(2,958)	(4,505)
Capitalized inventory costs	(109)	(104)
Intangible assets	(672)	(1,388)
Employee benefit accruals	(1,282)	(2,089)
Federal net operating loss carryforward	(4,941)	(5,820)
State net operating loss carryforward	(1,540)	(1,085)
Tax credit carryforwards	(6,064)	(6,888)
Foreign currency	(33)	(33)
Other	(895)	(1,333)
Gross deferred tax assets	(18,494)	(23,245)

Less valuation allowance	1,653	1,874

Net deferred tax assets	$(13,809)	$(17,417)
The Company has Federal tax credit carryforwards of $5.7 million that expire in various tax years from 2018 to 2036.  The Company has a Federal operating loss carryforward of $5.0 million that expires in various tax years through 2034.  None of the operating loss carryforward will result in a benefit within additional paid in capital when realized.  The Company also has state tax credit carryforwards of $0.3 million and state net operating loss carryforwards of $1.5 million that expire in various tax years through 2034.  In assessing the ability to realize deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  As a result of this analysis and based on the current year’s taxable income, and utilization of certain carryforwards management determined an increase in the valuation allowance in the current year to be appropriate.  A valuation allowance is still required to the extent it is more likely than not that the future benefit associated with the foreign tax credit carryforwards and certain state tax loss carryforwards will not be realized.  The Company recorded a tax expense associated with an increase of the deferred tax asset valuation allowance of $25,000 for 2017.
Included in the Company's consolidated statement of operations is a one-time adjustment to the value of the deferred tax asset of $4.5 million related to the decrease in the corporate tax rate included in the Tax Cuts and Jobs Act of 2017. On December 22, 2017, the SEC issued Staff Accounting Bulletin (“SAB 118”), which provides guidance on accounting for tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate to be included in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provision of the tax laws that were in effect immediately before the enactment of the Tax Act. While we are able to make reasonable estimates of the impact of the reduction in corporate rate and the deemed repatriation transition tax, the final impact of the Tax Act may differ from these estimates, due to, among other things, changes in our interpretations and assumptions, additional guidance that may be issued by the I.R.S., and actions we may take. We are continuing to gather additional information to determine the final impact.
The Tax Act includes a mandatory one-time tax on accumulated earnings of foreign subsidiaries, and as a result all previously unremitted earnings for which no U.S. deferred liability has been accrued is now subject to U.S. tax. As a result, the Company recorded a one-time reduction of the deferred tax asset of $0.4 million related to the one-time mandatory tax of previously deferred foreign earnings which is payable over an 8-year period.

The Company records the benefits relating to uncertain tax positions only when it is more likely than not (likelihood of greater than 50%), based on technical merits, that the position would be sustained upon examination by taxing authorities. Tax positions that meet the more likely than not threshold are measured using a probability-weighted approach as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement.  At 2017, the Company’s reserve for uncertain tax positions is not material and we believe we have adequately provided for its tax-related liabilities.  The Company is no longer subject to United States federal income tax examinations for years before 2013.  The provision for income taxes differed from the provision computed by applying the Federal statutory rate to income (loss) from continuing operations before taxes due to the following:

	Year ended December 31,
	2017	2016
Federal statutory tax rate	34.0%	34.0%
State taxes	(0.9)	1.4
Non deductible expenses	19.4	2.7
Tax credits	(90.6)	(6.7)
Stock based compensation	(69.6)	—
Foreign income tax rate differential	(14.0)	(2.1)
Repatriation Tax	110.5	—
Impact of Tax Cuts and Jobs Act enactment	1,241.0	—
Valuation allowance	—	0.1
Tax return and audit adjustments	(107.3)	—
Contingent purchase revaluation	(88.0)	—
Other	(1.7)	2.0
	1,032.8%	31.4%
The effective income tax rate was 1,032.8% and 31.4% during the years ended December 31, 2017 and December 31, 2016, respectively. The effective tax rate in any reporting period can also be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution.
The effective tax rate for the year ended December 31, 2017 was significantly impacted by recording the impact of the Tax Cuts and Jobs Act (the “Tax Act”) of 2017. Impacts on the Company's effective tax rate from the Tax Act include a $4.5 million or 1,241.0% increase for the federal income tax rate change from 34% to 21% as well as a $0.4 million or 110.5% increase for the one-time repatriation tax on accumulated foreign earnings.

Note 9 — Employee Benefit Plans
The Company has a deferred profit-sharing retirement plan that covers substantially all employees. The Company’s annual contribution to the plan is discretionary. The Company did not make a contribution in 2017 or 2016.  The plan also contains a 401(k) provision that allows employees to contribute a percentage of their salary up to the statutory limitation.  These contributions are matched at the rate of 10% by the Company. The Company’s matching contributions under the 401(k) component were $0.3 million and $0.3 million in 2017 and 2016, respectively.
The Company also maintains an incentive-compensation plan. Participants in the plan are key employees as determined by the Board of Directors and executive management. Compensation under the plan is based on the achievement of predetermined financial performance goals of the Company and its subsidiaries.  Awards under the plan are payable in cash.  Awards under the plan totaled $0.5 million and $0.5 million, in 2017 and 2016, respectively.
The Company also sponsors a deferred compensation plan for a select group of highly compensated employees.  Participants may make elective deferrals of their salary to the plan in excess of tax code limitations that apply to the Company’s qualified plan.  The Company invests the participants’ deferred amounts to fund these obligations.  The Company also has the sole discretion to make employer contributions to the plan on behalf of the participants, though we did not make any employer contributions in 2017 or 2016.
Note 10 — Contingencies
We are subject to legal proceedings which arise in the ordinary course of business. Additionally, U.S. Government contract costs are subject to periodic audit and adjustment. In the fourth quarter of 2016, the Company voluntarily notified the SEC and the U.S. Department of Justice ("DOJ") that our Audit Committee was overseeing an internal investigation by outside counsel into certain import/export and sales documentation activities at our China and Singapore offices to determine whether such activities were improper and in violation of the U.S. Foreign Corrupt Practices Act ("FCPA") and other applicable laws and certain company policies. On May 1, 2017, the Company received a subpoena from the SEC for documents relating to the Company's investigation. During the year ended December 31, 2017, we recorded $2.9 million of expenses relating to the investigation, including expenses of outside legal counsel and forensic accountants compared to $1.3 million in 2016. We are currently unable to predict what actions the SEC, the DOJ, or other governmental agencies (including foreign governmental agencies) might take, or what the likely outcome of any such actions might be, or estimate the range of reasonably possible fines or penalties, which may be material. The SEC, DOJ, and other governmental authorities have a broad range of civil and criminal sanctions, and the imposition of sanctions, fines or remedial measures could have a material adverse effect on the Company’s business, prospects, reputation, financial condition, liquidity, results of operations or cash flows.
Note 11 — Segment and Related Information
The Company is organized in two segments: Restaurant/Retail and Government. Management views the Restaurant/Retail and Government segments separately in operating its business, as the products and services are different for each segment. The Company’s chief operating decision maker is the Company’s Chief Executive Officer.  The hotel/spa reporting unit was sold as of November 4, 2015, and is classified as discontinued operations (see Note 2 – Divestiture and Discontinued Operations - of the Notes to Consolidated Financial Statements).
The Restaurant/Retail segment offers integrated solutions to the restaurant and retail industry consisting of restaurants,-grocery stores-and specialty retail outlets.  These offerings include industry leading hardware and software applications utilized at the point-of-sale, back of store and corporate office and includes the acquisition of Brink Software, Inc.  This segment also offers customer support including field service, installation, and twenty-four-hour telephone support and depot repair.  With our SureCheck solution, we continue to expand our business into retail, big box retailers, grocery stores, and contract food management organizations.  The Government segment performs complex technical studies, analysis, and experiments, develops innovative solutions, and provides on-site engineering in support of advanced defense, security, and aerospace systems.  This segment also provides expert on-site services for operating and maintaining U.S. Government-owned communication assets.
Information noted as “Other” primarily relates to the Company’s corporate, home office operations.
Information as to the Company’s segments is set forth below.  Amounts below exclude discontinued operations.

	Year ended December 31, (in thousands)
	2017	2016
Revenues:
Restaurant/Retail	$171,593	$149,341
Government	61,012	80,312
Total	$232,605	$229,653

Operating (loss) income :
Restaurant/Retail	$(2,761)	$825
Government	6,523	6,160
Other	(3,883)	(4,772)
	(121)	2,213
Other income, net	629	1,316
Interest (expense) income	(121)	121
Income from continuing operations before provision for income taxes	$387	$3,650

Identifiable assets:
Restaurant/Retail	$74,257	$87,672
Government	8,714	6,504
Other	31,653	29,873
Total	$114,624	$124,049

Goodwill:
Restaurant/Retail	$10,315	$10,315
Government	736	736
Total	$11,051	$11,051

Depreciation, amortization and accretion:
Restaurant/Retail	$3,469	$3,479
Government	21	38
Other	543	1,107
Total	$4,033	$4,624

Capital expenditures including software costs:
Restaurant/Retail	$3,994	$3,285
Government	7	41
Other	4,856	2,792
Total	$8,857	$6,118
The following table presents revenues by country based on the location of the use of the product or services.  Amounts below exclude discontinued operations.

	December 31,
	2017	2016
United States	$213,693	$210,821
Other Countries	18,912	18,832
Total	$232,605	$229,653
The following table presents assets by country based on the location of the asset.  Amounts below exclude discontinued operations.

	December 31,
	2017	2016
United States	$99,284	$110,369
Other Countries	15,340	13,680
Total	$114,624	$124,049
Customers comprising 10% or more of the Company’s total revenues, excluding discontinued operations, are summarized as follows:

	December 31,
	2017	2016
Restaurant and Retail segment:
McDonald’s Corporation	33%	25%
Yum! Brands, Inc.	14%	11%
Government segment:
U.S. Department of Defense	26%	35%
All Others	27%	29%
	100%	100%
No other customer within All Others represented more than 10% of the Company’s total revenue for the years ended 2017 and 2016.
Note 12 — Fair Value of Financial Instruments
The Company’s financial instruments have been recorded at fair value using available market information and valuation techniques.  The fair value hierarchy is based upon three levels of input, which are:
Level 1 − quoted prices in active markets for identical assets or liabilities (observable)
Level 2 − inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in inactive markets, or other inputs that are observable market data for essentially the full term of the asset or liability (observable)
Level 3 − unobservable inputs that are supported by little or no market activity, but are significant to determining the fair value of the asset or liability (unobservable)
The Company’s financial instruments consist primarily of cash and cash equivalents, trade receivables, trade payables, debt instruments and deferred compensation assets and liabilities. For cash and cash equivalents, trade receivables and trade payables, the carrying amounts of these financial instruments as of 2017, and 2016 were considered representative of their fair values.  The estimated fair value of the Company’s long-term debt and line of credit at 2017 and 2016 was based on variable and fixed interest rates at 2017 and 2016, respectively, for new issues with similar remaining maturities and approximates the respective carrying values at 2017 and 2016.

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
The fair value of this contingent consideration payable, included in other long-term liabilities on the consolidated balance sheets, was estimated using a discounted cash flow method, with significant inputs that are not observable in the market and thus represents a Level 3 fair value measurement as defined in ASC 820, fair value measurements and disclosures. The significant inputs in the Level 3 measurement not supported by market activity included the Company’s probability assessments of expected future cash flows related to the Company’s acquisition of Brink during the contingent consideration period, appropriately discounted considering the uncertainties associated with the obligation, and calculated in accordance with the terms of the definitive agreement.  The liabilities for the contingent consideration were established at the time of the acquisition and are evaluated on a quarterly basis based on additional information as it becomes available.  Any change in the fair value adjustment is recorded in the earnings of that period.  Changes in the fair value of the contingent consideration obligations may result from changes in probability assumptions with respect to the likelihood of achieving the various contingent payment obligations. Significant increases or decreases in the inputs noted above in isolation would result in a significantly lower or higher fair value measurement.
The following table presents a summary of changes in fair value of the Company’s Level 3 liabilities that are measured at fair value on a recurring basis (in thousands):

Level 3 Inputs
Liabilities
Balance at December 31, 2016	$4,000
New level 3 liability	—
Change in fair value of contingent consideration liability	(1,000)
Transfers into or out of Level 3	—
Balance at December 31, 2017	$3,000
Note 13 — Related Party Transactions
The Company leases its corporate wellness facility to related parties at a current rate of $9,775 per month. The Company receives complimentary memberships to this facility which are provided to local employees.  During 2017 and 2016, the Company recognized rental income of $117,300 for the lease of the facility in each year. Ongoing expenses relating to the facility amounted to $25,000 and $83,000 during 2017 and 2016, respectively. The rent receivable at December 31, 2017 and 2016 was $59,000 and $29,000, respectively. The amount of the rent receivable was collected in full subsequent to each respective year end.
In October 2016, we entered into a statement of work ("SOW") with Xpanxion LLC for software development services.  In 2017 and 2016, we incurred approximately $1.0 million and $0.2 million of fees, respectively, to Xpanxion under the SOW. In 2017 and 2016, we made payments of $1.2 million and zero, respectively, to Xpanxion under the SOW. Until his retirement on June 30, 2017, Paul Eurek, a former director of the Company, was President of Xpanxion LLC.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of December 31, 2017. Based on that evaluation, and having concluded that the material weaknesses in our internal control over financial reporting initially reported in our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2016 and in our subsequent periodic reports filed through our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2017 (the “2017 3Q-Quarter 10-Q"), have been remediated (as described below), our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2017.

Remediation of Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As most recently disclosed in our 2017 3Q-Quarter 10-Q, our management concluded that our disclosure controls and procedures were not effective as of September 30, 2017 because of material weaknesses identified in our internal control over financial reporting. Specifically, management determined that our failure: to maintain a culture that encourages and supports our employees to promptly report information to management; to maintain sufficient monitoring activities and procedures to ensure compliant and consistent global practices and timely detection of deviations to allow for timely corrective action; and to maintain adequate policies and procedures, and to provide our employees with proper training of applicable laws and regulations and compliance with the same, resulted in our reported material weaknesses in our internal control over financial reporting. To remediate these material weaknesses we adopted and implemented employee training of a new Code of Conduct and Compliance Handbook, retained an external chief compliance officer and an internal deputy compliance officer, identified and trained regional compliance officers - to stand-up the compliance function, streamlined our whistleblower hotline process, and retained and are using a third-party on-line due diligence system. These forgoing initiatives, together with others, and the committed and visible actions of our Chief Executive Officer and other members of senior management concerning compliance has improved the tone at the top and underscores that honesty, integrity, ethics, and compliance are our core committed values. We have tested our policies and processes of internal control over financial reporting and, based on the test results, management concluded the material weaknesses have been remedied.

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

Changes in Internal Controls Over Financial Reporting.

In evaluating whether there were changes in our internal control over financial reporting, we have determined that, other than the changes described above under “Remediation of Material Weaknesses”, there were no changes in internal control over financial reporting during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. GAAP. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2017 based on the framework and criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2017 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with U.S. GAAP. We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors.

Our independent registered public accounting firm, BDO USA, LLP, independently assessed the effectiveness of our internal control over financial reporting as of December 31, 2017, as stated in the firm’s attestation report, which appears on the following page.

The Board of Directors and Shareholders
PAR Technology Corporation
New Hartford, New York

Opinion on Internal Control over Financial Reporting

We have audited PAR Technology Corporation’s (the “Company’s”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company and subsidiaries as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for the years then ended, and the related notes and our report dated March 16, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Annual Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ BDO USA, LLP

New York, NY
March 16, 2018

Item 9B. Other Information

(i) Waiver of Event of Default.
On March 14, 2018, JPMorgan Chase Bank, N.A. granted the Company a Waiver of its failure to meet the required fixed charge coverage ratio for the fiscal quarter ended December 31, 2017, which failure constitutes an event of default under the Credit Agreement. The preceding description of the Waiver is subject to, and qualified in its entirety by reference to, the Waiver, which is attached as Exhibit 10.24 to this Annual Report and is incorporated herein by reference.
(ii) Offer Letter; Amendment.
On March 14, 2018, PAR amended the Offer Letter, dated April 12, 2017, of its Chief Executive Officer and President, Dr. Donald H. Foley, to modify the vesting schedule of shares of restricted stock granted to Dr. Foley as payment of 25% of his 2017 short-term incentive bonus to vest 100% on April 11, 2018, as opposed to one year from date of grant. The preceding description of the amendment is subject to, and qualified in its entirety by reference to, the Offer Letter; Amendment, which is attached as Exhibit 10.27 to this Annual Report and is incorporated herein by reference.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
The information required by this item will be included in our definitive proxy statement with respect to our 2018 Annual Meeting of Stockholders to be filed with the SEC and is incorporated herein by reference as it appears under the headings, “Proposal 1: Election of Directors”, “Directors and Executive Officers”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Corporate Governance – Code of Conduct” and “Corporate Governance – Committees – Audit Committee”.

Item 11.	Executive Compensation.
The information required by this item will be included in our definitive proxy statement with respect to our 2018 Annual Meeting of Stockholders to be filed with the SEC and is incorporated herein by reference as it appears under the headings, “Director Compensation” and “Executive Compensation”.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item will be included in our definitive proxy statement with respect to our 2018 Annual Meeting of Stockholders to be filed with the SEC and is incorporated herein by reference as it appears under the headings, “Executive Compensation – Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management”.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
The information required by this item will be included in our definitive proxy statement with respect to our 2018 Annual Meeting of Stockholders to be filed with the SEC and is incorporated herein by reference as it appears under the headings, “Transactions with Related Persons” and “Corporate Governance – Director Independence”.

Item 14.	Principal Accounting Fees and Services.
The information required by this item will be included in our definitive proxy statement with respect to our 2018 Annual Meeting of Stockholders to be filed with the SEC and is incorporated herein by reference as it appears under the heading, “Principal Accounting Fees and Services”.
PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a) 1. Financial Statements:
PAR's Consolidated Financial Statements and Notes thereto, together with the report of BDO USA, LLP, are included in Part II, Item 8 of this Annual Report.

(a) 2. Financial Statement Schedules
All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto included in this Report.
(a) 3. Exhibits

		Incorporated by reference into this Annual Report on Form 10-K
Exhibit Number	Exhibit Description	Form (File No.)	Exhibit	Date Filed/Furnished

2(i) ***	Stock Purchase Agreement, dated as of September 18, 2014, among Brink Software Inc., the Shareholders, ParTech, Inc. and PAR Technology Corporation	Form 10-Q (File No. 001-09720)	10.3	11/14/2014

2(ii)	Asset Purchase Agreement, dated as of November 4, 2015, among Gary Jonas Computing Ltd., SMS Software Holdings LLC, Jonas Computing (UK) Ltd., PAR Springer-Miller Systems, Inc., Springer-Miller International, LLC, Springer- Miller Canada, ULC, Partech, Inc., and Constellation Software, Inc.	Form 10-K (File No. (001-09720)	10.26	3/30/2016

3(i)	Certificate of Incorporation, as amended May 22, 2014	Form 8-K (File No. 001-09720)	3(i)	5/29/2014

3(ii)	By-laws, as amended May 22, 2014	Form 8-K (001-09720)	3(ii)	5/29/2014

4	Specimen Certificate for shares of common stock	Form S-2 (File No. 333-04077)	4	5/20/1996

10.1 ††	PAR Technology Corporation 2005 Equity Incentive Plan	Form S-8 (File No. 333-137647)	4.2	9/28/2006

		Incorporated by reference into this Annual Report on Form 10-K
Exhibit Number	Exhibit Description	Form (File No.)	Exhibit	Date Filed

10.2 ††	PAR Technology Corporation 2005 Equity Incentive Plan, as amended	Form S-8 (File No. 333-187246)	4.1	3/14/2013

10.3 ††	PAR Technology Corporation Restricted Stock Agreement pursuant to the 2005 Equity Incentive Plan (Form)	Form 10-Q (File No. 001-09720)	10.1	8/8/2013

10.4 ††	PAR Technology Corporation 2005 Equity Incentive Plan Notice of Award (Form)	Form 10-K (File No. 001-09720)	10.17	3/14/2014

10.5 ††	PAR Technology Corporation 2005 Equity Incentive Plan Outside Director Notice of Restricted Stock Award and Agreement (Form)	Form 10-K (File No. 001-09720)	10.21	3/31/2015

10.6 ††	PAR Technology Corporation 2005 Equity Incentive Plan Notice of Award and Agreement (Form)	Form 10-K (File No. 001-09720)	10.23	3/31/2015

10.7 ***	Credit Agreement, dated as of September 9, 2014, among PAR Technology Corporation, the other Loan Parties, and JPMorgan Chase Bank, N.A.	Form 10-Q (File No. 001-09720)	10.1	11/14/2014

10.8	Pledge and Security Agreement entered into as of September 9, 2014, among PAR Technology Corporation, Ausable Solutions Inc., PAR Government Systems Corporation, PAR Springer-Miller Systems, Inc., Rome Research Corporation, Springer-Miller International, LLC, ParTech, Inc., and JPMorgan Chase Bank, N.A.	Form 10-Q (File No. 001-09720)	10.2	11/14/2014

		Incorporated by reference into this Annual Report on Form 10-K
Exhibit Number	Exhibit Description	Form (File No.)	Exhibit	Date Filed

10.9 ***	Second Amendment to Credit Agreement and Other Loan Documents, dated as of March 19, 2015, among PAR Technology Corporation, Ausable Solutions Inc., PAR Government Systems Corporation, PAR Springer-Miller Systems, Inc., Rome Research Corporation, Springer-Miller International, LLC, ParTech, Inc., Brink Software, Inc, and JPMorgan Chase Bank, N.A.	Form 10-K (File No. 001-09720)	10.24	3/31/2015

10.10	Fourth Amendment to Credit Agreement, dated as of March 24, 2016, among PAR Technology Corporation, the other Loan Parties (as defined in the Credit Agreement dated September 9, 2014 (as amended)) and JPMorgan Chase Bank, N.A.	Form 10-K (File No. 001-09720)	10.29	3/30/2016

10.11	Fifth Amendment to Credit Agreement, dated as of August 5, 2016, among PAR Technology Corporation, the other Loan Parties (as defined in the Credit Agreement dated September 9, 2014 (as amended)) and JPMorgan Chase Bank, N.A.	Form 10-Q (File No. 001-09720)	10.1	8/8/2016

10.12	Sixth Amendment to Credit Agreement, dated as of November 14, 2016, among PAR Technology Corporation, the other Loan Parties (as defined in the Credit Agreement dated September 9, 2014 (as amended)) and JPMorgan Chase Bank N.A.	Form 10-Q (File No. 001-09720)	10.1	11/14/2016

10.13 ††	PAR Technology Corporation 2015 Equity Incentive Plan	Form S-8 (File No. 333-208063)	4.2	11/16/2015

10.14 ††	PAR Technology Corporation 2015 Equity Incentive Plan Notice of Award (Form)	Form S-8 (File No. 333-208063)	4.3	11/16/2015

		Incorporated by reference into this Annual Report on Form 10-K
Exhibit Number	Exhibit Description	Form (File No.)	Exhibit	Date Filed

10.15 ††	PAR Technology Corporation 2015 Equity Incentive Plan Outside Director Notice of Restricted Stock Award and Agreement (Form)	Registration Statement on Form S-8 (File No. 333-208063)	4.4	11/16/2015

10.16 ††	PAR Technology Corporation 2015 Equity Incentive Plan - Grant Notice - Option Award and Option Award Agreement (Form Effective November 2017)			Filed herewith

10.17 ††	PAR Technology Corporation 2015 Equity Incentive Plan - Grant Notice - Restricted Stock Award and Restricted Stock Award Agreement (Form Effective November 2017, employees and directors)			Filed herewith

10.18††	Employment Offer Letter, dated March 21, 2013, between Karen E. Sammon and PAR Technology Corporation	Form 10-Q (File No. 001-09720)	10.3	5/9/2013

10.19 ††	Employment Offer Letter, dated November 16, 2015, between Karen E. Sammon and PAR Technology Corporation	Form 10-K (File No. 001-09720)	10.27	3/30/2016

10.20 ††	Employment Offer Letter; Amendment dated April 12, 2017, between Karen E. Sammon and PAR Technology Corporation			Filed herewith

10.21††	Employment Offer Letter, dated December 10, 2015, between Matthew Cicchinelli and PAR Technology Corporation	Form 10-K (File No. 001-09720)	10.28	3/30/2016

10.22	Credit Agreement dated as of November 29, 2016, among PAR Technology Corporation, the other Loan Parties (as defined in the Credit Agreement) and JPMorgan Chase Bank N.A.	Form 10-K (File No. 001-09720)	10.21	4/17/2017

10.23	Omnibus Amendment Number 1 to Loan Documents dated August 10, 2017 among PAR Technology Corporation, ParTech Inc., Ausable Solutions Inc., PAR Government Systems Corporation, Rome Research Corporation, Brink Software, Inc and JPMorgan Chase Bank, N.A.	Form 10-Q (File No. 001-09720)	10.4	8/14/2017

10.24
Waiver dated March 14, 2018 among PAR Technology Corporation, ParTec, Inc., Ausable Solutions, Inc., PAR Government Systems Corporation, Rome Research Corporation, Brink Software, Inc. and JPMorgan Chase Bank, N.A.
				Filed herewith

10.25 ††	Employment Offer Letter, dated November 14, 2016, between Bryan Menar and PAR Technology Corporation	Form 10-K (File No. 001-09720)	10.22	4/17/2017

Incorporated by reference into this Annual Report on Form 10-K
Exhibit Number	Exhibit Description	Form (File No.)	Exhibit	Date Filed
10.26 ††	Employment Offer Letter, dated April 12, 2017, between Donald H. Foley and PAR Technology Corporation	Form 10-Q (File No. 001-09720)	10.1	8/14/2017

10.27	Amendment to Employment Offer Letter, dated March 14, 2018, between Donald H. Foley and PAR Technology Corporation			Filed herewith

10.28	Restricted Stock Award Agreement, dated May 17, 2017, between PAR Technology Corporation and Donald H. Foley	Form 10-Q (File No. 001-09720)	10.2	8/14/2017

10.29	Amendment to Restricted Stock Award Agreement, dated May 31, 2017, between PAR Technology Corporation and Donald H. Foley	Form 10-Q (File No. 001-09720)	10.3	8/14/2017

10.30 ††	Grant Notice - Restricted Stock Award and Restricted Stock Award Agreement dated January 31, 2018, between Donald H. Foley and PAR Technology Corporation			Filed herewith

21	Subsidiaries of PAR Technology Corporation			Filed herewith

23(ii)	Consent of BDO USA, LLP			Filed herewith

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended			Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended			Filed herewith

Incorporated by reference into this Annual Report on Form 10-K
Exhibit Number	Exhibit Description	Form (File No.)	Exhibit	Date Filed

32.1	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18U.S.C. Section 1350			Furnished herewith

32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18U.S.C. Section 1350			Furnished herewith

101.INS	XBRL Instance Document			Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document			Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document			Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document			Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document			Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document			Filed herewith
††    Indicates management contract or compensatory plan or arrangement.
*** Portions of this Exhibit were omitted pursuant to a request for confidential treatment.  The omitted portions have been separately filed with the Securities and Exchange Commission.
Item 16. Form 10-K Summary.
None

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAR TECHNOLOGY CORPORATION

March 16, 2018	/s/ Donald H. Foley
Donald H. Foley
Chief Executive Officer & President
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Donald H. Foley	Chief Executive Officer, President & Director
Donald H. Foley	(Principal Executive Officer)	March 16, 2018

/s/ Bryan A. Menar	Chief Financial and Accounting Officer
Bryan A. Menar	(Principal Financial Officer)	March 16, 2018

/s/ Cynthia A. Russo
Cynthia A. Russo	Director	March 16, 2018

/s/ Doug Rauch
Doug Rauch	Director	March 16, 2018

/s/ James Stoffel
James Stoffel	Director	March 16, 2018

/s/ John W. Sammon
John W. Sammon	Director	March 16, 2018