Form 10-Q
period 2018-03-31
PAR TECHNOLOGY CORP
filed 2018-05-10
CIK 708821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2018.
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

Large Accelerated Filer ☐	Accelerated Filer ☑
Non Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
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

As of May 7, 2018, 16,073,128 shares of the registrant’s common stock, $0.02 par value, were outstanding.

PAR TECHNOLOGY CORPORATION

PART I
FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(Unaudited)

Assets	March 31, 2018	December 31, 2017
Current assets:
Cash and cash equivalents	$5,762	$6,600
Accounts receivable-net	35,911	30,077
Inventories-net	22,394	21,746
Other current assets	5,311	4,209
Total current assets	69,378	62,632
Property, plant and equipment – net	11,015	10,755
Deferred income taxes	13,887	13,809
Goodwill	11,051	11,051
Intangible assets – net	12,418	12,070
Other assets	4,391	4,307
Total Assets	$122,140	$114,624
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$199	$195
Borrowings of line of credit	3,950	950
Accounts payable	17,537	14,332
Accrued salaries and benefits	5,396	6,275
Accrued expenses	3,784	3,926
Customer deposits and deferred service revenue	11,275	10,241
Total current liabilities	42,141	35,919
Long-term debt	133	185
Deferred service revenue	3,649	2,668
Other long-term liabilities	6,559	6,866
Total liabilities	52,482	45,638
Commitments and contingencies
Shareholders’ Equity:
Preferred stock, $.02 par value, 1,000,000 shares authorized	—	—
Common stock, $.02 par value, 29,000,000 shares authorized; 17,686,224 and 17,677,161 shares issued, 15,978,115 and 15,969,052 outstanding at March 31, 2018 and December 31, 2017, respectively	354	354
Capital in excess of par value	48,530	48,349
Retained earnings	29,617	29,549
Accumulated other comprehensive loss	(3,007)	(3,430)
Treasury stock, at cost, 1,708,109 shares	(5,836)	(5,836)
Total shareholders’ equity	69,658	68,986
Total Liabilities and Shareholders’ Equity	$122,140	$114,624

See accompanying notes to unaudited interim consolidated financial statements

PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Net revenues:
Product	$26,324	$37,206
Service	13,196	14,343
Contract	16,141	14,316
	55,661	65,865
Costs of sales:
Product	19,440	27,572
Service	9,547	10,474
Contract	14,827	12,747
	43,814	50,793
Gross margin	11,847	15,072
Operating expenses:
Selling, general and administrative	8,600	9,610
Research and development	2,868	2,980
Amortization of identifiable intangible assets	241	241
	11,709	12,831
Operating income from continuing operations	138	2,241
Other income (expense), net	49	(248)
Interest expense, net	(41)	(32)
Income from continuing operations before provision for income taxes	146	1,961
Provision for income taxes	(78)	(697)
Income from continuing operations	68	1,264
Discontinued operations
Income from discontinued operations (net of tax)	—	183
Net income	$68	$1,447
Basic Earnings per Share:
Income from continuing operations	0.00	0.08
Income from discontinued operations	0.00	0.01
Net income	$ 0.00	$0.09
Diluted Earnings per Share:
Income from continuing operations	0.00	0.08
Income from discontinued operations	0.00	0.01
Net income	$ 0.00	$0.09
Weighted average shares outstanding
Basic	15,948	15,781
Diluted	16,286	15,978

See accompanying notes to unaudited interim consolidated financial statements

PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Net income	$68	$1,447
Other comprehensive income, net of applicable tax:
Foreign currency translation adjustments	423	41
Comprehensive income	$491	$1,488

See accompanying notes to unaudited interim consolidated financial statements

PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income	$68	$1,447
Income from discontinued operations	—	(183)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation, amortization and accretion	1,062	898
Provision for bad debts	100	112
Provision for obsolete inventory	696	958
Equity based compensation	181	177
Deferred income tax	(78)	361
Changes in operating assets and liabilities:
Accounts receivable	(5,934)	(3,932)
Inventories	(1,344)	479
Income tax receivable	—	261
Other current assets	(1,102)	(140)
Other assets	(84)	(76)
Accounts payable	3,205	773
Accrued salaries and benefits	(879)	(173)
Accrued expenses	(142)	(190)
Customer deposits and deferred service revenue	2,015	(2,007)
Other long-term liabilities	(307)	(7)
Deferred tax equity based compensation	—	12
Net cash used in operating activities	(2,543)	(1,230)
Cash flows from investing activities:
Capital expenditures	(568)	(2,344)
Capitalization of software costs	(1,102)	(1,006)
Net cash used in investing activities	(1,670)	(3,350)
Cash flows from financing activities:
Payments of long-term debt	(48)	(46)
Payments of other borrowings	(2,000)	(5,000)
Proceeds from other borrowings	5,000	6,000
Net cash provided by financing activities	2,952	954
Effect of exchange rate changes on cash and cash equivalents	423	41
Net decrease in cash and cash equivalents	(838)	(3,585)
Cash and cash equivalents at beginning of period	6,600	9,055
Cash and equivalents at end of period	$5,762	$5,470

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	75	6
Income taxes, net of refunds	—	39
See accompanying notes to unaudited interim consolidated financial statements

PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Basis of presentation

The accompanying unaudited interim consolidated financial statements of PAR Technology Corporation (the “Company” or “PAR”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements and the instructions to Form 10-Q and Article 10 of Regulation S-X pertaining to interim financial statements.  Accordingly, they do not include all information and footnotes required by GAAP for annual financial statements.  In the opinion of management, such unaudited interim consolidated financial statements include all normal and recurring adjustments necessary for a fair presentation of the results for the interim periods included in this Quarterly Report on Form 10-Q (“Quarterly Report”).  Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results of operations that may be expected for any future period.  Certain amounts for prior periods have been reclassified to conform to the current period classification.

The preparation of unaudited interim consolidated financial statements requires management of the Company to make a number of estimates, judgments and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the unaudited interim consolidated financial statements and the reported amount of revenues and expenses during the period. Primary areas where financial information is subject to the use of estimates, assumptions and the application of judgment include revenue recognition, accounts receivable, inventories, accounting for business combinations, contingent consideration, equity compensation, goodwill and intangible assets, and taxes.  Actual results could differ from those estimates.

The unaudited interim consolidated financial statements and related notes should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017,  filed with the Securities and Exchange Commission (“SEC”) on March 16, 2018.

Note 2 - Revenue Recognition

In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09, Revenue from Contracts with Customers, codified as ASC Topic 606 (“ASC 606”). The FASB issued amendments to ASC 606 during 2016. ASC 606 requires additional disclosures regarding the nature, amount, timing and uncertainty of revenue and related cash flows arising from contracts with customers. ASC 606 is effective for annual and interim reporting periods beginning after December 15, 2017.

Two adoption methods are permitted under ASU 2014-09. The new standard may be adopted through either retrospective application to all periods presented in the consolidated financial statements (full retrospective) or through a cumulative effect adjustment to retained earnings at the effective date (modified retrospective). The Company adopted the new standard effective January 1, 2018 using the modified retrospective method. We reviewed significant open contracts with customers for each revenue stream.

A portion of our revenue is derived from Software as a Service (SaaS), hardware and software sales, contracts and programs. ASC 606 requires us to distinguish and measure performance obligations under customer contracts. Transaction prices are allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. Performance obligations are satisfied over time as work progresses or at a point in time.

We evaluated the potential performance obligations within our Restaurant/Retail arrangements (Brink/POS, SureCheck, and PixelPoint) and evaluated whether each deliverable or promise met the ASC 606 criteria to be considered distinct performance obligations. Our revenue in the Restaurant and Retail (R&R) reportable segment is recognized at a point in time for software, manufactured or “purchased for re-sale” hardware (such as terminals, peripherals printers, card readers and other accessories), installations and “pass through licenses”. Revenue on these items are recognized when the customer obtains control of the asset. This generally occurs upon delivery and acceptance by the customer or upon installation or delivery to a third party carrier for onward delivery to customer. Additionally, revenue in the R&R reportable segment relating to subscription services for software, SaaS, Advanced Exchange, On-Site support and other services are recognized over time as the customer simultaneously receives and consumes the benefits of the Company’s performance obligations. Our support services are stand-ready obligations that are provided over the life of the contract, which typically ranges from 12 months to 60 months. We offer installation services to our customers for hardware and software for which we primarily hire third-party contractors to install the equipment on our behalf. We pay the third-party contractors an installation service fee based on an hourly rate as agreed upon between us and contractor. When third party installers are used, we determine whether the nature of our promises are performance obligations to provide the specified goods or services ourselves (principal) or to arrange for the third party to provide the goods or services (agent). In our customer arrangements, we are primarily responsible for fulfilling the promise to provide a good or service, we have inventory risk before the good or service is transferred to the customer, and we have discretion in establishing prices. We are the principal in the arrangement and record installation revenue on a gross basis.

At times we will offer maintenance services at different prices for customers based on the life of the service, which typically ranges from 12 to 60 months. The support services are a ‘stand-ready obligation’ satisfied over time on the basis that customer consumes and receives benefit from having access to our support resources, when and as needed, throughout the contract term. For this reason, the support services are recognized ratably over the term since we satisfy its obligation to stand ready by performing these services each day.

Our contracts typically require payment within 30 to 90 days from the shipping date or installation date, depending on our terms with the customer. We use stand-alone selling price for our direct sales hardware and software when not included as part of a bundle. For all other sales, excluding bundled sales, we use Cost Plus Margin as we sell the same good or service but at different rates to different customers. There is no standard price list used and prices are not listed in contracts.

Our revenue in the Government reportable segment is recognized over time as control is generally transferred continuously to our customers. Revenue generated by the Government segment is predominantly related to services provided, however revenue is also generated through the sale of materials, software, hardware, and maintenance. For the Government segment cost plus fixed fee contract portfolio, revenue is recognized over time using costs incurred to date to measure progress toward satisfying our performance obligations. Incurred cost represents work performed, which corresponds with, and thereby best depicts, the transfer of control to the customer. Contract costs include labor, material, overhead and G&A expenses. Profit is recognized as the fixed fee portion of the contract as costs are incurred and invoiced. Long-term fixed price contracts and programs involve the use of various techniques to estimate total contract revenue and costs. For long-term fixed price contracts, we estimate the profit on a contract as the difference between the total estimated revenue and expected costs to complete a contract and recognize that profit over the life of the contract. Contract estimates are based on various assumptions to project the outcome of future events. These assumptions include labor productivity and availability; the complexity of the work to be performed; the cost and availability of materials; and the performance of subcontractors. Revenue and profit in future periods of contract performance are recognized using the aforesaid assumptions and adjusting the estimate. Allocating the transaction price varies based on the performance obligations within a specific contract as the stand-alone selling price of the software and maintenance/support is not always discernable. Once the services provided are determined to be distinct or not distinct, we would evaluate how to allocate the transaction price. Generally, the government segment does not sell the same good or service to a similar customer and the contract performance obligations are unique to each government solicitation. The performance obligations are typically not distinct. In cases where there are distinct performance obligations, the transaction price would be allocated to each performance obligation on a standalone basis. Cost plus margin is used for the Cost Plus Fixed Fee contract portfolios, and residual is used for the Fixed Price and Time & Materials contracts portfolios.

In determining when to recognize revenue, we have evaluated the goods/services provided in all contracts and considered two scenarios, Scenario One - The performance obligation is satisfied over time and Scenario Two - the performance obligation is satisfied at a point in time. We evaluated factors suggesting the aforementioned conclusions. Generally, Scenario One applies to our portfolio of contracts. However, there may be circumstances where Scenario Two, or Scenario One and Two could apply.
We usually expect payment within 30 to 90 days from the date of service, depending on our terms with the customer. None of our contracts as of March 31, 2018, contained a significant financing component.

There was no impact to retained earnings for the quarter ended March 31, 2018 based on the adoption of ASC 606.

Performance Obligations Outstanding
Our performance obligations outstanding represent the transaction price of firm, non-cancellable orders, with expected delivery dates to customers subsequent to March 31, 2018, for which work has not yet been performed. The aggregate performance obligations attributable to each of our segments is as follows (in thousands):

	As of March 31, 2018
	Current - under one year	Non-current - over one year
Restaurant	8,243	3,649
Government	300	—
TOTAL	8,543	3,649

	As of December 31, 2017
	Current - under one year	Non-current - over one year
Restaurant	6,199	2,668
Government	585	—
TOTAL	6,784	2,668
Most performance obligations over one year are related to service and support contracts, which we expect to fulfill approximately 70 percent within the next twelve months and all within 60 months.

During the three month period ended March 31, 2018, we recognized revenue of $5.7 million that was included in contract liabilities at the beginning of the period.

Disaggregated Revenue
We disaggregate revenue from contracts from customers by major product group for each of the segments as we believe it best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. Disaggregation of revenue for the three months ended March 31, 2018 is as follows (in thousands):

	Three months ended March 31, 2018
	Restaurant/Retail - Point in Time	Restaurant/Retail - Over Time	Government - Over Time
Restaurant	32,164	5,857
Grocery	753	746
Mission Systems	—		8,334
ISR Solutions	—		7,807
TOTAL	32,917	6,603	16,141
Practical Expedients and Exemptions

We generally expense sales commissions when incurred because the amortization period would have been less than one year or total amount of commissions immaterial. We record these costs within selling, general and administrative expenses.
We have elected to exclude from the measurement of the transaction price all taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction and collected by the entity from a customer (for example, sales, use, value added, and some excise taxes).

Note 3 — Divestiture and Discontinued Operations

On November 4, 2015, the Company sold substantially all of the assets of its hotel/spa technology business operated by PAR Springer-Miller Systems, Inc., Springer-Miller International, LLC, and Springer-Miller Canada, ULC (collectively, “PSMS”) pursuant to an asset purchase agreement (the “PSMS APA”) dated on even date therewith among PSMS and Gary Jonas Computing Ltd., SMS Software Holdings LLC, and Jonas Computing (UK) Ltd. (the “Purchasers”). Accordingly, the results of operations of PSMS have been classified as discontinued operations in the Consolidated Statements of Operations (unaudited) and Consolidated Statements of Cash Flows (unaudited) in accordance with Accounting Standards Codification (“ASC”) ASC 205-20 (Presentation of Financial Statements – Discontinued Operations). Additionally, the assets and associated liabilities have been classified as discontinued operations in the Consolidated Balance Sheets (unaudited). Total consideration to be received from the sale is $16.6 million in cash (the “Base Purchase Price”), with $12.1 million paid at the closing of the asset sale and up to $4.5 million payable 18 months following the closing (the “Holdback Amount”).  On May 5, 2017, the Company received payment of $4.2 million of the Holdback Amount, the unpaid balance is reflective of a negative purchase price adjustment based on the net tangible asset calculation provided under the PSMS APA. In addition to the Base Purchase Price, contingent consideration of up to $1.5 million (the “Earn-Out”) could be received by the Company based on the achievement of certain agreed-upon revenue and earnings targets for calendar years 2017, 2018 and 2019 (up to $500,000 per calendar year), subject to setoff for PSMS and ParTech, Inc. indemnification obligations thereunder and unresolved claims. The Company received no Earn-Out payment for calendar year 2017 and, as of March 31, 2018, the Company did not record any amount associated with calendar years 2018 and 2019, as the Company does not believe achievement of the related revenue and earnings targets is probable.

As of March 31, 2018 and December 31, 2017, the Company did not have any assets or liabilities from discontinued operations.

Summarized financial operating results for the Company’s discontinued operations is as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Operations
Total revenues	$—	$—

Income from discontinued operations before income taxes	$—	$284
Provision for income taxes	—	(101)
Income from discontinued operations, net of taxes	$—	$183

During the three months ended March 31, 2017, the Company recognized income on discontinued operations of $0.2 million (net of tax) mainly due to an increase of the note receivable. The increase of the note receivable is reflected in the Company’s earnings for 2017 and was received by the Company on May 5, 2017. No amount was recorded for the three months ended March 31, 2018.

Note 4 — Accounts Receivable

The Company’s accounts receivable, net consists of (in thousands):

	March 31, 2018	December 31, 2017
Government segment:
Billed	$10,442	$9,028
Advanced billings	(1,310)	(1,977)
	9,132	7,051

Restaurant/Retail segment:	26,779	23,026
Accounts receivable - net	$35,911	$30,077

At March 31, 2018 and December 31, 2017, the Company had recorded allowances for doubtful accounts of $1.0 million and $0.9 million, respectively, against Restaurant/Retail segment accounts receivable.

Note 5 — Inventories

Inventories are primarily used in the manufacture, maintenance and service of Restaurant/Retail segment products.  The components of inventories, net, consist of the following (in thousands):

	March 31, 2018	December 31, 2017
Finished goods	$10,129	$9,535
Work in process	649	766
Component parts	5,772	5,480
Service parts	5,844	5,965
	$22,394	$21,746

At March 31, 2018 and December 31, 2017, the Company had recorded inventory reserves of $10.7 million and $10.0 million, respectively, against Restaurant/Retail segment inventories, which relates primarily to service parts.

Note 6 — Identifiable Intangible Assets and Goodwill

Identifiable intangible assets represent intangible assets acquired by the Company in connection with its acquisition of Brink Software Inc. in 2014 ("Brink Acquisition") and software development costs.  The Company capitalizes certain software development costs for software used in its Restaurant/Retail segment. Software development costs incurred prior to establishing technological feasibility are charged to operations and included in research and development costs.  The technological feasibility of a software product is established when the Company has completed all planning, designing, coding, and testing activities that are necessary to establish that the product meets its design specifications, including functionality, features, and technical performance requirements. Software development costs incurred after establishing technological feasibility for software sold as a perpetual license, as defined within ASC 985-20 (Software – Costs of Software to be sold, Leased, or Marketed) are capitalized and amortized on a product-by-product basis when the product is available for general release to customers. Software development is also capitalized in accordance with ASC 350-40, “Intangibles - Goodwill and Other - Internal - Use Software,” and is amortized over the expected benefit period, which generally ranges from three to seven years. Software development costs capitalized within continuing operations during the three months ended March 31, 2018 and March 31, 2017 were $1.1 million and $1.0 million, respectively.

Annual amortization, charged to cost of sales is computed using the greater of (a) the straight-line method over the remaining estimated economic life of the product, generally three to seven years or (b) the ratio that current gross revenues for the product bear to the total of current and anticipated future gross revenues for the product.  Amortization of capitalized software development costs from continuing operations for the three months ended March 31, 2018 and 2017 were $0.8 million and $0.3 million, respectively.

Amortization of intangible assets acquired in the Brink Acquisition amounted to $0.2 million for both of the three month periods ended March 31, 2018 and 2017.

The components of identifiable intangible assets, excluding discontinued operations, are (in thousands):

	March 31, 2018	December 31, 2017	Estimated Useful Life
Acquired and internally developed software costs	$20,772	$19,670	3 - 7 years
Customer relationships	160	160	7 years
Non-competition agreements	30	30	1 year
	20,962	19,860
Less accumulated amortization	(8,944)	(8,190)
	$12,018	$11,670
Trademarks, trade names (non-amortizable)	400	400	N/A
	$12,418	$12,070

The expected future amortization of intangible assets, assuming straight-line amortization of capitalized software development costs and acquisition related intangibles, is as follows (in thousands):

2018	$2,927
2019	2,453
2020	1,953
2021	1,574
2022	533
Thereafter	2,578
Total	$12,018

The Company tests goodwill for impairment on an annual basis, or more often if events or circumstances indicate that there may be impairment.  The Company operates in two reportable business segments, Restaurant/Retail and Government.  Goodwill impairment testing is performed at the reporting unit level.  Goodwill is assigned to a specific reporting unit at the date the goodwill is initially recorded.  Once goodwill has been assigned to a specific reporting unit, it no longer retains its association with a particular acquisition, and all of the activities within a reporting unit, whether acquired or organically grown, are available to support the value of the goodwill.  The amount of goodwill carried by the Restaurant/Retail and Government reporting units is $10.3 million and $0.8 million, respectively, at March 31, 2018 and December 31, 2017.

Note 7 — Stock Based Compensation

The Company applies the fair value recognition provisions of ASC Topic 718. The Company recorded stock based compensation of $0.2 million for both of the three month periods ended March 31, 2018 and March 31, 2017.  The amount recorded for the three months ended March 31, 2018 and March 31, 2017 was net of benefits of zero and $13,000, respectively, as a result of forfeitures of unvested stock awards prior to completion of the requisite service period and/or failure to achieve performance criteria. At March 31, 2018, the aggregate unrecognized compensation expense related to unvested equity awards was $1.0 million (net of estimated forfeitures), which is expected to be recognized as compensation expense in fiscal years 2018 through 2020.

For the three month periods ended March 31, 2018 and 2017, the Company recognized compensation expense related to performance awards based on its estimate of the probability of achievement in accordance with ASC Topic 718.

Note 8 — Net income per share

Earnings per share are calculated in accordance with ASC Topic 260, which specifies the computation, presentation and disclosure requirements for earnings per share (EPS).  It requires the presentation of basic and diluted EPS.  Basic EPS excludes all dilution and is based upon the weighted average number of shares of common stock outstanding during the period.  Diluted EPS reflects the potential dilution that would occur if convertible securities or other contracts to issue common stock were exercised. For the three months ended March 31, 2018 and March 31, 2017, there were no anti-dilutive stock options outstanding.

The following is a reconciliation of the weighted average of shares of common stock outstanding for the basic and diluted EPS computations (in thousands, except per share data):

	Three Months Ended March 31,
	2018	2017
Net income from continuing operations	$68	$1,264

Basic:
Shares outstanding at beginning of period	15,949	15,771
Weighted average shares (repurchased)/issued during the period, net	(1)	10
Weighted average common shares, basic	15,948	15,781
Net income from continuing operations per common share, basic	$ 0.00	$0.08
Diluted:
Weighted average common shares, basic	15,948	15,781
Dilutive impact of stock options and restricted stock awards	338	197
Weighted average common shares, diluted	16,286	15,978
Net income from continuing operations per common share, diluted	$ 0.00	$0.08

Note 9 - Income Taxes

On December 22, 2017, the SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the Tax Cuts and Jobs Act ("Tax Act"). SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which accounting under Accounting Standards Codification 740, Income Taxes ("ASC 740") is complete. To the extent a company’s accounting for certain income tax effects of the Tax Act is incomplete, but the company is able to determine a reasonable estimate, the company must record a provisional estimate in its financial statements. If a company cannot determine a provisional estimate, it should continue to apply ASC 740 on the basis of the provision of the tax laws that were in effect immediately before the enactment of the Tax Act. While we are able to make reasonable estimates of the impact of the reduction in the corporate tax rate and the deemed repatriation transition tax, the final impact of the Tax Act may differ from our estimates due to, among other things, changes in our interpretations and assumptions, additional guidance that may be issued by the I.R.S., and actions we may take. We are continuing to gather additional information to determine the final impact.

Note 10 — Contingencies

The Company is subject to legal proceedings, which arise in the ordinary course of business. Additionally, U.S. Government contract costs are subject to periodic audit and adjustment. In the fourth quarter of 2016, the Company voluntarily notified the SEC and the U.S. Department of Justice ("DOJ") that our Audit Committee was overseeing an internal investigation conducted by outside counsel into certain activities at our China and Singapore offices to determine whether the activities were improper and in violation of the U.S. Foreign Corrupt Practices Act ("FCPA") and other applicable laws and certain company policies. On May 1, 2017, the Company received a subpoena from the SEC for documents relating to the internal investigation. During the three months ended March 31, 2018, we recorded $0.3 million of expenses relating to the internal investigation, including expenses of outside legal counsel and forensic accountants, compared to $1.0 million for the three months ended March 31, 2017. We are currently unable to predict what actions the SEC, the DOJ, or other governmental agencies (including foreign governmental agencies) might take, or what the likely outcome of any such actions might be, or estimate the range of reasonably possible fines or penalties, which may be material. The SEC, DOJ, and other governmental authorities have a broad range of civil and criminal sanctions, and the imposition of sanctions, fines or remedial measures could have a material adverse effect on the Company’s business, prospects, reputation, financial condition, liquidity, results of operations or cash flows.

Note 11 — Segment and Related Information

The Company operates in two distinct reportable segments, Restaurant/Retail and Government. The Company’s chief operating decision maker is the Company’s Chief Executive Officer. The Restaurant/Retail segment offers point-of-sale ("POS"), food safety and management technology solutions to restaurants and retail, including in the fast casual, quick serve and table service restaurant categories, and specialty retail outlets. This segment also offers customer support including field service, installation, and twenty-four-hour telephone support and depot repair. The Government segment performs complex technical studies, analysis, and experiments, develops innovative solutions, and provides on-site engineering in support of advanced defense, security, and aerospace systems.  This segment also provides expert on-site services for operating and maintaining U.S. Government-owned communication assets.

Information noted as “Other” primarily relates to the Company’s corporate, home office operations.

Information as to the Company’s segments is set forth below, excluding discontinued operations (in thousands).

	Three Months Ended March 31,
	2018	2017
Revenues:
Restaurant/Retail	$39,520	$51,549
Government	16,141	14,316
Total	$55,661	$65,865

Operating (loss) income:
Restaurant/Retail	$(608)	$2,362
Government	1,266	1,511
Other	(520)	(1,632)
	138	2,241
Other income (expense), net	49	(248)
Interest expense, net	(41)	(32)
Income before provision for income taxes	$146	$1,961

Depreciation, amortization and accretion:
Restaurant/Retail	$908	$774
Government	5	7
Other	149	117
Total	$1,062	$898

Capital expenditures including software costs:
Restaurant/Retail	$1,139	$1,075
Government	—	—
Other	531	2,275
Total	$1,670	$3,350

Revenues by country:
United States	$52,678	$61,567
Other Countries	2,983	4,298
Total	$55,661	$65,865

The following table represents identifiable assets by reporting segment, excluding discontinued operations (in thousands).

	March 31, 2018	December 31, 2017
Restaurant/Retail	$81,436	$74,257
Government	11,120	8,714
Other	29,584	31,653
Total	$122,140	$114,624

The following table represents assets by country based on the location of the assets, excluding discontinued operations (in thousands).

	March 31, 2018	December 31, 2017
United States	$107,532	$99,284
Other Countries	14,608	15,340
Total	$122,140	$114,624

The following table represents goodwill by reporting unit, excluding discontinued operations (in thousands).

	March 31, 2018	December 31, 2017
Restaurant/Retail	$10,315	$10,315
Government	736	736
Total	$11,051	$11,051

Customers comprising 10% or more of the Company’s total revenues, excluding discontinued operations, are summarized as follows:

	Three Months Ended March 31,
	2018	2017
Restaurant/Retail segment:
McDonald’s Corporation	27%	44%
Yum! Brands, Inc.	11%	12%
Government segment:
U.S. Department of Defense	29%	22%
All Others	33%	22%
	100%	100%

No other customer within All Others represented more than 10% of the Company’s total revenue for the three months ended March 31, 2018 and 2017.

Note 12 — Fair Value of Financial Instruments

The Company’s financial instruments have been recorded at fair value using available market information and valuation techniques.  The fair value hierarchy is based upon three levels of input, which are:

Level 1 − quoted prices in active markets for identical assets or liabilities (observable)
Level 2 − inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in inactive markets, or other inputs that are observable market data for essentially the full term of the asset or liability (observable)
Level 3 − unobservable inputs that are supported by little or no market activity, but are significant to determining the fair value of the asset or liability (unobservable)

The Company’s financial instruments primarily consist of cash and cash equivalents, trade receivables, trade payables, debt instruments and deferred compensation assets and liabilities. The carrying amounts of cash and cash equivalents, trade receivables and trade payables as of March 31, 2018 and December 31, 2017 were considered representative of their fair values.  The estimated fair value of the Company’s long-term debt and line of credit on March 31, 2018 and December 31, 2017 was based on variable and fixed interest rates on such respective dates and approximates their respective carrying values at March 31, 2018 and December 31, 2017.

The deferred compensation assets and liabilities primarily relate to the Company’s deferred compensation plan, which allows for pre-tax salary deferrals for certain key employees. Changes in the fair value of the deferred compensation liabilities are derived using quoted prices in active markets of the asset selections made by the participants. The deferred compensation liabilities are classified within Level 2, the fair value classification as defined under FASB ASC 820, "Fair Value Measurements", because their inputs are derived principally from observable market data by correlation to the hypothetical investments. The Company holds insurance investments to partially offset the Company’s liabilities under its deferred compensation plan, which are recorded at fair value each period using the cash surrender value of the insurance investments.

The amounts owed to employees participating in the Deferred Compensation Plan at March 31, 2018 was $3.6 million compared to $3.9 million at December 31, 2017 and is included in other long-term liabilities on the consolidated balance sheets.

Under the stock purchase agreement governing the Brink Acquisition, in the event certain defined revenues are determined to have been achieved in 2015, 2016, 2017 and 2018 ("contingent consideration period"), the Company is obligated to pay additional purchase price consideration ("Brink Earn Out"). The fair value of the Brink Earn Out was estimated using a discounted cash flow method, with significant inputs that are not observable in the market and thus represents a Level 3 fair value measurement as defined in ASC 820, Fair Value Measurements and Disclosures. The significant inputs in the Level 3 measurement not supported by market activity included the Company’s probability assessments of expected future cash flows related to the Company’s acquisition of Brink Software Inc. during the contingent consideration period, appropriately discounted considering the uncertainties associated with the obligation.  Any change in the fair value adjustment is recorded in the earnings of that contingent consideration period.  Changes in the fair value of the Brink Earn Out may result from changes in probability assumptions with respect to the likelihood of achieving the various contingent payment obligations. Significant increases or decreases in the inputs noted above in isolation would result in a significantly lower or higher fair value measurements.

The following table presents a summary of changes in fair value of the Company’s Level 3 assets and liabilities that are measured at fair value on a recurring basis, and are recorded as a component of other long-term liabilities on the consolidated balance sheet (in thousands):

Level 3 Inputs
Liabilities
Balance at December 31, 2017	$3,000
New level 3 liability	—
Total gains (losses) reported in earnings	—
Transfers into or out of Level 3	—
Balance at March 31, 2018	$3,000

Note 13 — Related Party Transactions

The Company leased its corporate wellness facility to related parties at a rate of $9,775 per month. The Company received complimentary memberships to this facility which were provided to local employees. Expenses incurred by the Company relating to the facility amounted to $55,000 and $63,000 during the three months ended March 31, 2018 and 2017, respectively. The Company recognized rental income of $29,325 for both of the three month periods ended March 31, 2018 and 2017. The rent receivable at March 31, 2018 and December 31, 2017 was zero and $59,000, respectively. This arrangement between the Company and the related party terminated on April 30, 2018.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

When used in this Quarterly Report on Form 10-Q (“Quarterly Report”), the terms “PAR”, “Company,” “we,” “us” and “our” mean PAR Technology Corporation and its consolidated subsidiaries, unless the context indicates otherwise. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited interim Consolidated Financial Statements and the Notes thereto included under Part I, Item 1 of this Quarterly Report.  See also, “Forward-Looking Statements” below.

Forward-Looking Statements

This Quarterly Report contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not historical in nature, but rather are predictive of our future operations, financial condition, business strategies and prospects. Forward-looking statements are generally identified by words such as “anticipate”, “believe,” “belief,” “continue,” “could”, “expect,” “estimate,” “intend,” “may,” “opportunity,” “plan,” “should,” “will,” “would,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those expressed in, or implied by, the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to: delays in new product development and/or product introduction; changes in customer base and product and service demands; risks associated with the internal investigation into conduct at our China and Singapore offices, including sanctions and fines that may be imposed by the U.S. Department of Justice or the Securities and Exchange Commission (“SEC”); and the other risk factors discussed in our most recent Annual Report on Form 10-K and other filings with the SEC. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as may be required under applicable securities law.
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

Internal Investigation Update

During the three months ended March 31, 2018, we recorded $0.3 million of expenses relating to our Audit Committee's internal investigation into conduct at our China and Singapore offices, including expenses of outside legal counsel and forensic accountants compared to $1.0 million for the three months ended March 31, 2017. See note 10 to the unaudited interim consolidated financial statements for additional information concerning expenses of the internal investigation.

Results of Operations —

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

We reported revenues of $55.7 million for the quarter ended March 31, 2018, a decrease of 15.5% from $65.9 million reported for the quarter ended March 31, 2017.  Our net income from continuing operations was $0.1 million or $0.00 per diluted share for the first quarter of 2018 versus net income of $1.3 million or $0.08 per diluted share for the same period in 2017.

Product revenues were $26.3 million for the quarter ended March 31, 2018, a decrease of 29.2% from $37.2 million recorded for the same period in 2017, primarily due to the timing and lapping of major hardware project installations with a tier 1 customer in the first quarter of 2017.

Service revenues were $13.2 million for the quarter ended March 31, 2018, a decrease of 8.0% from $14.3 million reported for the same period in 2017, primarily due to a decrease in hardware support services and hardware installations, partially offset by an increase in deployments of our Brink POS software.

Contract revenues were $16.1 million for the quarter ended March 31, 2018, an increase of 12.7% from $14.3 million reported for the same period in 2017.  The increase reflects growth associated with both Mission Systems (“MS”) and Intelligence, Surveillance, and Reconnaissance (“ISR”) lines of business.

Product margins for the quarter ended March 31, 2018 were 26.2%, compared to 25.9% for the same period in 2017. Product margins for the quarter improved slightly due to favorable product mix.

Service margins for the quarter ended March 31, 2018 were 27.7%, compared to 27.0% recorded for the same period in 2017. Service margins for the quarter ended March 31, 2018 increased due to better product mix driven by SaaS.

Contract margins for the quarter ended March 31, 2018 were 8.1%, compared to 11.0% for the same period in 2017.  Lower margins vs prior year due to less profitability in ISR contract and favorable MS contracts closed-out in 2017 replaced by new and rebid contracts at lower margins.

Selling, general and administrative (SG&A) expenses for the quarter ended March 31, 2018 were $8.6 million, a decrease of 10.5% compared to the $9.6 million for the quarter ended March 31, 2017. The decrease is primarily due to a reduction in costs associated with the internal investigation into conduct at our China and Singapore offices and savings in personnel costs.  SG&A expenses associated with the internal investigation for the quarter ended March 31, 2018 were $0.3 million as compared to $1.0 million for the quarter ended March 31, 2017.

Research and development (R&D) expenses were $2.9 million for the quarter ended March 31, 2018, a decrease of 3.8% from $3.0 million for the same period in 2017. While we increased our spending in software development this year, the total expense is lower due to a lower amount of hardware development costs in the three months ended March 31, 2018.

During each of the quarters ended March 31, 2018 and March 31, 2017, we recorded $0.2 million of amortization expense associated with identifiable intangible assets acquired in the Brink Acquisition.

Other income (expense), net, was $49,000 for the quarter ended March 31, 2018, compared to other expense, net of $248,000 for the same period in 2017.  Other income/expense primarily includes, fair market value fluctuations of our deferred compensation plan, rental income, and foreign currency fair value adjustments.

Interest expense, net, was interest expense of $41,000 for the quarter ended March 31, 2018 compared to $32,000 for quarter ended March 31, 2017 due to increased borrowings on the line of credit under our Credit Facility.

Liquidity and Capital Resources

Our primary sources of liquidity have been cash flow from operations and borrowings under our Credit Facility with JP Morgan Chase Bank, N.A. Cash used in operating activities from continuing operations was $2.5 million for the three months ended March 31, 2018, compared to cash used in operating activities from continuing operations of $1.2 million for the same period in 2017.  This increase in cash used in operating activities was primarily driven by a decrease in net income offset by a decrease in net working capital requirements.

Cash used in investing activities from continuing operations was $1.7 million for the three months ended March 31, 2018 versus $3.4 million for the three months ended March 31, 2017.  In the three months ended March 31, 2018, our capital expenditures of $0.6 million were primarily related to the implementation of our enterprise resource planning system and capital improvements made to our owned and leased properties compared to $2.3 million in the three months ended March 31, 2017. We capitalized $1.1 million in costs associated with investments in our Restaurant/Retail segment software platforms during the three months ended March 31, 2018 compared to $1.0 million for the three months ended March 31, 2017.

Cash provided by financing activities from continuing operations was $3.0 million for the three months ended March 31, 2018 versus cash provided by financing activities of continuing operations of $1.0 million for the three months ended March 31, 2017.  This change was a result of borrowings on our line of credit under our Credit Facility.

On November 29, 2016, we, together with certain of our U.S. subsidiaries entered into a three-year credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A. (“JPMorgan Chase”). The Credit Agreement provides for revolving loans in an aggregate principal amount of up to $15.0 million, with availability thereunder equal to the lesser of (i) $15.0 million and (ii) a borrowing base (equal to the sum of 80% eligible accounts, 50% eligible raw materials inventory and 35% eligible finished goods inventory, with no more than 50% of total eligible inventory included in the borrowing base), less the aggregate principal amount outstanding (the “Credit Facility”). Interest accrues on outstanding principal balances at an applicable rate per annum determined, as of the end of each fiscal quarter, by reference to the CBFR Spread or the Eurodollar Spread based on the Company’s consolidated indebtedness ratio as at the determination date. The Credit Agreement contains customary affirmative and negative covenants, including covenants that restrict the ability of the Company and its subsidiaries to incur additional indebtedness, incur or permit to exist liens on assets, make investments, loans, advances, guarantees and acquisitions, consolidate or merge, pay dividends and make distributions, and financial covenants, requiring that the Company’s consolidated indebtedness ratio not exceed 3.0 to 1.0 and, a fixed charge coverage ratio of not less than 1.25 to 1.0 for each fiscal quarter. In August 2017, we entered into an Omnibus Amendment Number 1 to Loan Documents with JPMorgan Chase to provide the Company with more flexibility in its use of its assets and a waiver of any default relating to the location of certain collateral. On March 14, 2018, JPMorgan Chase granted the Company a limited waiver of event of default under the Credit Agreement necessitated by the Company’s failure to maintain the required minimum fixed charge coverage ratio for the quarter ended December 31, 2017; and, for the quarter ended March 31, 2018, JPMorgan Chase granted the Company a limited waiver of events of default as a result of the Company’s failure to maintain a consolidated indebtedness ratio of not greater than 3.0 to 1.0 and to maintain the required minimum fixed charge coverage ratio; this waiver, dated May 8, 2018 is effective through June 8, 2018 (any extension will be at JPMorgan Chase’s sole discretion), at which date it is expected that the Company will have refinanced the Credit Facility, which we believe the Company can do, as we are currently negotiating and documenting a new credit facility with terms we believe are more aligned with the Company’s operations and strategies.

On March 31, 2018, the applicable rate under the Credit Facility was 3.25% plus the CBFR Spread or LIBOR plus the Eurodollar Spread based on the Company’s consolidated indebtedness ratio. There was a $4.0 million outstanding balance and up to $11.0 million available under the Credit Facility as of March 31, 2018.

In addition to the Credit Facility, the Company has a mortgage loan, collateralized by certain real estate, with a balance of $0.3 million and $0.4 million as of March 31, 2018 and 2017, respectively. This loan matures on November 1, 2019. The Company’s interest rate is fixed at 4.00% through the maturity date of the loan. The annual loan payment including interest through November 1, 2019 totals $0.3 million.

We currently have the intent and we believe we will refinance the Credit Facility. We expect our operating cash flows and availability under the Credit Facility and, subsequently, the expected new credit facility, will be sufficient to meet our operating needs for the next 12 months. Our actual cash needs will depend on many factors, including our rate of revenue growth, including growth of our SaaS revenues, the timing and extent of spending to support our product development efforts, the timing of introductions of new products and enhancements to existing products, market acceptance of our products, and  potential fines and penalties that, while currently inestimable, could be material (see Item 1A – “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 for further discussion about the potential adverse effect of such fines and penalties on our business). While it is our expectation that our actual credit availability will be determined under a new credit facility, there can be no assurances that we will be able to consummate a refinancing of the Credit Facility prior to expiration of the JPMorgan Chase waiver, which could have a material adverse effect on our business, financial condition, results of operations, cash flows, and liquidity.

Critical Accounting Policies and Estimates

Our unaudited interim consolidated financial statements are based on the application of U.S. generally accepted accounting principles (“GAAP”).  GAAP requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported.  We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently applied.  Valuations based on estimates are reviewed for reasonableness and adequacy on a consistent basis.  Primary areas where financial information is subject to the use of estimates, assumptions and the application of judgment include revenue recognition, accounts receivable, inventories, accounting for business combinations, contingent consideration, equity compensation, goodwill and intangible assets, and taxes.  Our critical accounting policies have not changed materially from the discussion of those policies included under “Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2017 except as it relates to revenue recognition as a result of the adoption of ASC 606 as disclosed in Note 2 of the unaudited interim consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In February 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-02, "Leases (Topic 842)", impacting the accounting for leases intending to increase transparency and comparability of organizations by requiring balance sheet presentation of leased assets and increased financial statement disclosure of leasing arrangements. The revised standard will require entities to recognize a liability for its lease obligations and a corresponding asset representing the right to use the underlying asset over the lease term. Lease obligations are to be measured at the present value of lease payments and accounted for using the effective interest method. The accounting for the leased asset will differ slightly depending on whether the agreement is deemed to be a financing or operating lease. For finance leases, the leased asset is depreciated on a straight-line basis and recorded separately from the interest expense in the income statement resulting in higher expense in the earlier part of the lease term. For operating leases, the depreciation and interest expense components are combined, recognized evenly over the term of the lease, and presented as a reduction to operating income. The ASU requires that assets and liabilities be presented or disclosed separately and classified appropriately as current and noncurrent. The ASU further requires additional disclosure of certain qualitative and quantitative information related to lease agreements. The new standard is effective for the Company beginning in the first quarter of 2019. We are currently evaluating the impact of this standard on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment.” ASU 2017-04 eliminates Step 2 from the goodwill impairment test which required entities to compute the implied fair value of goodwill. Under ASU 2017-04, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. ASU 2017-04 will be effective for us on January 1, 2020, with earlier adoption permitted; it is not expected to have a material impact on the Company's Consolidated Financial Statements.
Recently Adopted Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers", codified as ASC Topic 606. The FASB issued amendments to ASC Topic 606 during 2016. The guidance required additional disclosures regarding the nature, amount, timing and uncertainty of revenue and related cash flows arising from contracts with customers. This guidance became effective for annual and interim reporting periods beginning after December 15, 2017 and allows for either full retrospective adoption or modified retrospective adoption.
The Company adopted ASU 2014-09 effective January 1, 2018 using the modified retrospective method. Under that method, we applied the standard to all contracts existing as of January 1, 2018. There was no impact to the Company’s retained earnings for the quarter ended March 31, 2018 as a result of the adoption of ASC 606.
The Company assessed its control framework as a result of adopting the new standard and notes minimal changes to its systems and other control processes.

In August 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-15, "Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments." ASU 2016-15 is intended to reduce diversity in practice in how eight particular transactions are classified in the statement of cash flows. ASU 2016-15 became effective for interim and annual reporting periods beginning after December 15, 2017. Entities are required to apply the guidance retrospectively; however, if it is impracticable to apply the guidance retrospectively for an issue, the amendments related to that issue are applied prospectively. As this guidance only affects the classification within the statement of cash flows, ASU 2016-15 did not have a material impact on the Company's unaudited consolidated financial statements.

In May 2017, the Financial Accounting Standards Board (FASB) issued ASU 2017-09, “Compensation - Stock Compensation (Topic 718) - Scope of Modification Accounting.” ASU 2017-09 clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. Under ASU 2017-09, an entity does not apply modification accounting to a share-based payment award if all of the following are the same immediately before and after the change: (i) the award's fair value, (ii) the award's vesting conditions and (iii) the award's classification as an equity or liability instrument. ASU 2017-09 became effective for us on January 1, 2018 and did not have a material impact on the Company's unaudited consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not Required.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of March 31, 2018. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2018.

Changes in Internal Controls Over Financial Reporting.

There were no changes in internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1.	Legal Proceedings

The information in Note 10 – Contingencies, to the unaudited interim consolidated financial statements is responsive to this Item and is incorporated by reference herein.

Item 1A.	Risk Factors

Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as filed with the SEC on March 16, 2018, which could adversely affect our business, financial condition, results of operations, cash flows, and liquidity. As disclosed above under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources”, our current lender, JPMorgan Chase, granted the Company a limited waiver of events of default under our Credit Agreement; the waiver is effective through June 8, 2018 (any extension will be at JPMorgan Chase’s sole discretion), at which date it is expected that the Company will have refinanced the Credit Facility. While we are optimistic that we will refinance the Credit Facility, there can be no assurance that we will be successful in refinancing our Credit Facility in a timely manner on terms acceptable to us, or at all, which could have a material adverse effect on our business, financial condition, results of operations, cash flows, and liquidity.

Item 2.	Unregistered Sales of Equity Securities and Use Of Proceeds

Under our equity incentive plans, employees may elect to have us withhold shares to satisfy minimum statutory federal, state and local tax withholding obligations arising from the vesting of their restricted stock. When we withhold these shares, we are required to remit to the appropriate taxing authorities the market price of the shares withheld, which could be deemed a purchase of shares by us on the date of withholding. For the three months ended March 31, 2018, 1,419 shares were purchased at an average price of $11.25 per share.

Item 5.	Other Information
(i) Waiver of Events of Default.
On May 8, 2018, JPMorgan Chase Bank, N.A. granted the Company a limited waiver of its failure to meet the required consolidated indebtedness ratio and fixed charge coverage ratio for the fiscal quarter ended March 31, 2018, which constitute events of default under the Credit Agreement. The preceding description of the waiver is subject to, and qualified in its entirety by reference to, the waiver, which is attached as Exhibit 10.1 to this Quarterly Report and is incorporated herein by reference.

Item 6.	Exhibits

Exhibit Number		Incorporated by reference into this Quarterly Report on Form 10-Q		Date Filed or Furnished
	Exhibit Description	Form	Exhibit No.

10.1
Waiver dated May 8, 2018 among PAR Technology Corporation, ParTech, Inc., Ausable Solutions, Inc., PAR Government Systems Corporation, Rome Research Corporation, Brink Software, Inc. and JPMorgan Chase Bank, N.A.
Filed herewith

10.2††	Restricted Stock Award Agreement, dated March 20, 2018 between PAR Technology Corporation and Donald H. Foley			Filed herewith

10.3††	Employment Offer Letter, dated April 11, 2018, between Donald H. Foley and PAR Technology Corporation			Filed herewith

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended			Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended			Filed herewith

32.1	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350			Furnished herewith

32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350			Furnished herewith

101.INS	XBRL Instance Document			Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document			Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document			Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document			Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document			Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document			Filed herewith
†† Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAR TECHNOLOGY CORPORATION
(Registrant)

Date:	May 10, 2018	/s/ Bryan A. Menar
Bryan A. Menar
Chief Financial and Accounting Officer
(Principal Financial Officer)