Form 10-Q
period 2018-06-30
PAR TECHNOLOGY CORP
filed 2018-08-09
CIK 708821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2018.
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

As of August 8, 2018, 16,185,528 shares of the registrant’s common stock, $0.02 par value, were outstanding.

PAR TECHNOLOGY CORPORATION

PART I
FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(Unaudited)

Assets	June 30, 2018	December 31, 2017
Current assets:
Cash and cash equivalents	$8,678	$6,600
Accounts receivable-net	33,418	30,077
Inventories-net	26,748	21,746
Other current assets	4,179	4,209
Total current assets	73,023	62,632
Property, plant and equipment – net	11,877	10,755
Deferred income taxes	14,170	13,809
Goodwill	11,051	11,051
Intangible assets – net	12,504	12,070
Other assets	4,590	4,307
Total Assets	$127,215	$114,624
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$183	$195
Borrowings of line of credit	5,841	950
Accounts payable	21,072	14,332
Accrued salaries and benefits	6,153	6,275
Accrued expenses	2,775	3,926
Customer deposits and deferred service revenue	11,236	10,241
Other current liabilities	3,000	—
Total current liabilities	50,260	35,919
Long-term debt	101	185
Deferred service revenue	4,783	2,668
Other long-term liabilities	3,380	6,866
Total liabilities	58,524	45,638
Commitments and contingencies
Shareholders’ Equity:
Preferred stock, $.02 par value, 1,000,000 shares authorized	—	—
Common stock, $.02 par value, 29,000,000 shares authorized; 17,885,159 and 17,677,161 shares issued, 16,177,050 and 15,969,052 outstanding at June 30, 2018 and December 31, 2017, respectively	357	354
Capital in excess of par value	49,508	48,349
Retained earnings	28,294	29,549
Accumulated other comprehensive loss	(3,632)	(3,430)
Treasury stock, at cost, 1,708,109 shares	(5,836)	(5,836)
Total shareholders’ equity	68,691	68,986
Total Liabilities and Shareholders’ Equity	$127,215	$114,624

See accompanying notes to unaudited interim consolidated financial statements

PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net revenues:
Product	$20,883	$32,682	$47,207	$69,888
Service	13,944	15,034	27,140	29,377
Contract	17,744	14,545	33,885	28,861
	52,571	62,261	108,232	128,126
Costs of sales:
Product	15,339	24,389	34,779	51,961
Service	10,205	10,397	19,752	20,872
Contract	15,667	12,909	30,494	25,656
	41,211	47,695	85,025	98,489
Gross margin	11,360	14,566	23,207	29,637
Operating expenses:
Selling, general and administrative	9,020	8,917	17,620	18,527
Research and development	3,222	2,653	6,090	5,632
Amortization of identifiable intangible assets	242	242	483	483
	12,484	11,812	24,193	24,642
Operating (loss) income from continuing operations	(1,124)	2,754	(986)	4,995
Other (expense) income , net	(384)	54	(335)	(194)
Interest expense, net	(78)	(13)	(119)	(45)
(Loss) income from continuing operations before provision for income taxes	(1,586)	2,795	(1,440)	4,756
Benefit from / (provision for) income taxes	263	(818)	185	(1,515)
(Loss) income from continuing operations	(1,323)	1,977	(1,255)	3,241
Discontinued operations
Income from discontinued operations (net of tax)	—	—	—	183
Net (loss) income	$(1,323)	$1,977	$(1,255)	$3,424
Basic (Loss) Earnings per Share:
(Loss) income from continuing operations	(0.08)	0.12	(0.08)	0.20
Income from discontinued operations	—	—	—	0.01
Net (loss) income	$(0.08)	$0.12	$(0.08)	$0.21
Diluted (Loss) Earnings per Share:
(Loss) income from continuing operations	(0.08)	0.12	(0.08)	0.20
Income from discontinued operations	—	—	—	0.01
Net (loss) income	$(0.08)	$0.12	$(0.08)	$0.21
Weighted average shares outstanding
Basic	16,330	15,919	15,993	15,893
Diluted	16,330	16,179	15,993	16,146

See accompanying notes to unaudited interim consolidated financial statements

PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net (loss) income	$(1,323)	$1,977	$(1,255)	$3,424
Other comprehensive loss, net of applicable tax:
Foreign currency translation adjustments	(625)	(197)	(202)	(156)
Comprehensive (loss) income	$(1,948)	$1,780	$(1,457)	$3,268

See accompanying notes to unaudited interim consolidated financial statements

PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net (loss) income	$(1,255)	$3,424
Income from discontinued operations	—	(183)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion	2,279	1,852
Provision for bad debts	314	315
Provision for obsolete inventory	974	1,528
Equity based compensation	431	238
Deferred income tax	(361)	1,014
Changes in operating assets and liabilities:
Accounts receivable	(3,655)	(3,417)
Inventories	(5,976)	(4,136)
Income tax receivable	—	261
Other current assets	30	(219)
Other assets	(283)	(48)
Accounts payable	6,740	(2,524)
Accrued salaries and benefits	(122)	941
Accrued expenses	(1,151)	70
Customer deposits and deferred service revenue	3,110	(5,301)
Other long-term liabilities	(486)	52
Net cash provided by (used in) operating activities-continuing operations	589	(6,133)
Net cash provided by operating activities-discontinued operations	—	462
Net cash provided by (used in) operating activities	589	(5,671)
Cash flows from investing activities:
Capital expenditures	(1,737)	(3,497)
Capitalization of software costs	(2,098)	(2,148)
Net cash used in investing activities	(3,835)	(5,645)
Cash flows from financing activities:
Payments of long-term debt	(96)	(92)
Payments of other borrowings	(10,059)	(14,150)
Proceeds from other borrowings	14,950	15,150
Proceeds from stock options	731	915
Proceeds from note receivable	—	3,794
Net cash provided by financing activities	5,526	5,617
Effect of exchange rate changes on cash and cash equivalents	(202)	(74)
Net decrease in cash and cash equivalents	2,078	(5,773)
Cash and cash equivalents at beginning of period	6,600	9,055
Cash and equivalents at end of period	$8,678	$3,282

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	78	60
Income taxes, net of refunds	83	56
See accompanying notes to unaudited interim consolidated financial statements

PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Basis of presentation

The accompanying unaudited interim consolidated financial statements of PAR Technology Corporation (the “Company” or “PAR”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements and the instructions to Form 10-Q and Article 10 of Regulation S-X pertaining to interim financial statements.  Accordingly, they do not include all information and footnotes required by GAAP for annual financial statements.  In the opinion of management, such unaudited interim consolidated financial statements include all normal and recurring adjustments necessary for a fair presentation of the results for the interim periods included in this Quarterly Report on Form 10-Q (“Quarterly Report”).  Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results of operations that may be expected for any future period.  Certain amounts for prior periods have been reclassified to conform to the current period classification.

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

Two adoption methods are permitted under ASU 2014-09. The new standard may be adopted through either retrospective application to all periods presented in our consolidated financial statements (full retrospective) or through a cumulative effect adjustment to retained earnings at the effective date (modified retrospective). The Company adopted the new standard effective January 1, 2018 using the modified retrospective method. We reviewed significant open contracts with customers for each revenue source.

Our revenue is derived from Software as a Service (SaaS), hardware and software sales, software activation, hardware support, installations, maintenance, professional services, contracts and programs. ASC 606 requires us to distinguish and measure performance obligations under customer contracts. Transaction prices are allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. Performance obligations are satisfied over time as work progresses or at a point in time.

We evaluated the potential performance obligations within our Restaurant/Retail reporting segment (Brink/POS, SureCheck, and PixelPoint) and evaluated whether each deliverable or promise met the ASC 606 criteria to be considered distinct performance obligations. Revenue in the Restaurant/Retail reporting segment is recognized at a point in time for software, manufactured or “purchased for re-sale” hardware (such as terminals, peripherals printers, card readers and other accessories), installations and “pass through licenses”. Revenue on these items are recognized when the customer obtains control of the asset. This generally occurs upon delivery and acceptance by the customer or upon installation or delivery to a third party carrier for onward delivery to customer. Additionally, revenue in the Restaurant/Retail reporting segment relating to subscription services for software, SaaS, Advanced Exchange, on-site support and other services are recognized over time as the customer simultaneously receives and consumes the benefits of the Company’s performance obligations. Our support services are stand-ready obligations that are provided over the life of the contract, which typically ranges from 12 months to 60 months. We offer installation services to our customers for hardware and software for which we primarily hire third-party contractors to install the equipment on our behalf. We pay the third-party contractors an installation service fee based on an hourly rate as agreed upon between us and contractor. When third party installers are used, we determine whether the nature of our promises are performance obligations to provide the specified goods or services ourselves (principal) or to arrange for the third party to provide the goods or services (agent). In our customer arrangements, we are primarily responsible for fulfilling the promise to provide a good or service, we have inventory risk before the good or service is transferred to the customer, and we have discretion in establishing prices. We are the principal in the arrangement and record installation revenue on a gross basis.

At times we will offer maintenance services at different prices for customers based on the life of the service, which typically ranges from 12 to 60 months. The support services are a ‘stand-ready obligation’ satisfied over time on the basis that customer consumes and receives a benefit from having access to our support resources, when and as needed, throughout the contract term. For this reason, the support services are recognized ratably over the term since we satisfy our obligation to stand ready by performing these services each day.

Our contracts typically require payment within 30 to 90 days from the shipping date or installation date, depending on our terms with the customer. For all sales not bundled with other performance obligations, the Company determines selling price based on the following table.

Restaurant and Retail
Performance Obligation	Stand-alone Selling Price	Cost Plus Margin
Hardware	X
Pass Thru Hardware (Terminals, Printers, Card Readers, etc.)		X
Hardware Support (i.e., Advanced Exchange)		X
Installation		X
Maintenance		X
Software	X
Software Updates		X
Professional Services / Project Management		X
Software Activation		X

Our revenue in the Government reporting segment is recognized over time as control is generally transferred continuously to our customers. Revenue generated by the Government reporting segment is predominantly related to services provided, however, revenue is also generated through the sale of materials, software, hardware, and maintenance. For the Government reporting segment cost plus fixed fee contract portfolio, revenue is recognized over time using costs incurred to date to measure progress toward satisfying our performance obligations. Incurred cost represents work performed, which corresponds with, and thereby best depicts, the transfer of control to the customer. Contract costs include labor, material, overhead and G&A expenses. Profit is recognized on the fixed fee portion of the contract as costs are incurred and invoiced. Long-term fixed price contracts and programs involve the use of various techniques to estimate total contract revenue and costs. For long-term fixed price contracts, we estimate the profit on a contract as the difference between the total estimated revenue and expected costs to complete a contract and recognize that profit over the life of the contract. Contract estimates are based on various assumptions to project the outcome of future events. These assumptions include: labor productivity and availability; the complexity of the work to be performed; the cost and availability of materials; and the performance of subcontractors. Revenue and profit in future periods of contract performance are recognized using the aforesaid assumptions and adjusting the estimate. Allocating the transaction price varies based on the performance obligations within a specific contract as the stand-alone selling price of the software and maintenance/support is not always discernable. Once the services provided are determined to be distinct or not distinct, we evaluate how to allocate the transaction price. Generally, the Government reporting segment does not sell the same good or service to similar customers and the contract performance obligations are unique to each government solicitation. The performance obligations are typically not distinct. In cases where there are distinct performance obligations, the transaction price would be allocated to each performance obligation on a standalone basis. Cost plus margin is used for the cost plus fixed fee contract portfolios, and residual is used for the fixed price and time & materials contracts portfolios.

In determining when to recognize revenue, we have evaluated the goods/services provided in all contracts and considered two scenarios: Scenario One - The performance obligation is satisfied over time and Scenario Two - the performance obligation is satisfied at a point in time. We evaluated factors suggesting the aforementioned conclusions and generally, Scenario One applies to our portfolio of contracts. However, there may be circumstances where Scenario Two, or Scenario One and Two could apply.

We usually expect payment within 30 to 90 days from the date of service, depending on our terms with the customer. None of our contracts as of June 30, 2018 contained a significant financing component.

There was no impact on retained earnings for the six months ended June 30, 2018 based on the adoption of ASC 606.

Performance Obligations Outstanding
Our performance obligations outstanding represent the transaction price of firm, non-cancellable orders, with expected delivery dates to customers subsequent to June 30, 2018, for which work has not yet been performed. The aggregate performance obligations attributable to each of our reporting segments is as follows (in thousands):

	As of June 30, 2018
	Current - under one year	Non-current - over one year
Restaurant	$10,752	$4,783
Government	484	—
TOTAL	$11,236	$4,783

	As of December 31, 2017
	Current - under one year	Non-current - over one year
Restaurant	$6,199	$2,668
Government	585	—
TOTAL	$6,784	$2,668
Most performance obligations over one year are related to service and support contracts, of which we expect to fulfill within 60 months.

During the three and six months ended June 30, 2018, we recognized revenue of $6.5 million and $12.2 million that was included in contract liabilities at the beginning of the period, respectively.

Disaggregated Revenue
We disaggregate revenue from contracts with customers by major product group for each of the reporting segments because we believe it best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. Disaggregated revenue for the three and six months ended June 30, 2018 is as follows (in thousands):

	Three months ended June 30, 2018
	Restaurant/Retail - Point in Time	Restaurant/Retail - Over Time	Government - Over Time
Restaurant	27,430	5,742	—
Grocery	873	782	—
Mission Systems	—	—	8,707
ISR Solutions	—	—	9,037
TOTAL	28,303	6,524	17,744

	Six months ended June 30, 2018
	Restaurant/Retail - Point in Time	Restaurant/Retail - Over Time	Government - Over Time
Restaurant	59,594	11,599	—
Grocery	1,626	1,528	—
Mission Systems	—	—	17,041
ISR Solutions	—	—	16,844
TOTAL	61,220	13,127	33,885

Practical Expedients and Exemptions

We generally expense sales commissions when incurred because the amortization period would be less than one year or the total amount of commissions would be immaterial. Commissions are recorded in SG&A. We elected to exclude from the measurement of the transaction price all taxes assessed by governmental authorities that are both imposed on and concurrent with a specific revenue-producing transaction and collected by the Company from a customer (for example, sales, use, value added, and some excise taxes).

Note 3 — Divestiture and Discontinued Operations

On November 4, 2015, the Company sold substantially all of the assets of its hotel/spa technology business operated by PAR Springer-Miller Systems, Inc., Springer-Miller International, LLC, and Springer-Miller Canada, ULC (collectively, “PSMS”) pursuant to an asset purchase agreement (the “PSMS APA”) dated on even date therewith among PSMS and Gary Jonas Computing Ltd., SMS Software Holdings LLC, and Jonas Computing (UK) Ltd. (the “Purchasers”). Accordingly, the results of operations of PSMS have been classified as discontinued operations in the Consolidated Statements of Operations (unaudited) and Consolidated Statements of Cash Flows (unaudited) in accordance with Accounting Standards Codification (“ASC”) ASC 205-20 (Presentation of Financial Statements – Discontinued Operations). Additionally, the assets and associated liabilities have been classified as discontinued operations in the consolidated balance sheets (unaudited). Total consideration to be received from the sale is $16.6 million in cash (the “Base Purchase Price”), with $12.1 million paid at the closing of the asset sale and up to $4.5 million payable 18 months following the closing (the “Holdback Amount”).  On May 5, 2017, the Company received payment of $4.2 million of the Holdback Amount, the unpaid balance is reflective of a negative purchase price adjustment based on the net tangible asset calculation provided under the PSMS APA. In addition to the Base Purchase Price, contingent consideration of up to $1.5 million (the “Earn-Out”) could be received by the Company based on the achievement of certain agreed-upon revenue and earnings targets for calendar years 2017, 2018 and 2019 (up to $500,000 per calendar year), subject to setoff for PSMS and ParTech, Inc. indemnification obligations thereunder and unresolved claims. The Company received no Earn-Out payment for calendar year 2017 and, as of June 30, 2018, the Company did not record any amount associated with calendar years 2018 and 2019, as the Company does not believe achievement of the related revenue and earnings targets is probable.

As of June 30, 2018 and December 31, 2017, the Company did not have any assets or liabilities from discontinued operations.

Summarized financial operating results for the Company’s discontinued operations is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Operations
Total revenues	$—	$—	$—	$—

Income from discontinued operations before income taxes	$—	$—	$—	$284
Provision for income taxes	—	—	—	(101)
Income from discontinued operations, net of taxes	$—	$—	$—	$183

During the three and six months ended June 30, 2017, the Company recognized income on discontinued operations of $0.0 million (net of tax) and $0.2 million (net of tax), respectively, mainly due to an increase of the note receivable. The increase of the note receivable is reflected in the Company’s earnings for 2017 and was received by the Company on May 5, 2017. No amount was recorded for the three and six months ended June 30, 2018.

Note 4 — Accounts Receivable

The Company’s accounts receivable, net consists of (in thousands):

	June 30, 2018	December 31, 2017
Government segment:
Billed	$10,539	$9,028
Advanced billings	(1,212)	(1,977)
	9,327	7,051

Restaurant/Retail segment:	24,091	23,026
Accounts receivable - net	$33,418	$30,077

At June 30, 2018 and December 31, 2017, the Company had recorded allowances for doubtful accounts of $1.2 million and $0.9 million, respectively, against Restaurant/Retail reporting segment accounts receivable.

Note 5 — Inventories

Inventories are primarily used in the manufacture, maintenance and service for Restaurant/Retail reporting segment products.  The components of inventories, net, consist of the following (in thousands):

	June 30, 2018	December 31, 2017
Finished goods	$13,457	$9,535
Work in process	850	766
Component parts	6,266	5,480
Service parts	6,175	5,965
	$26,748	$21,746

At June 30, 2018 and December 31, 2017, the Company had recorded inventory reserves of $11.0 million and $10.0 million, respectively, against Restaurant/Retail reporting segment inventories, which relates primarily to service parts.

Note 6 — Identifiable Intangible Assets and Goodwill

Identifiable intangible assets represent intangible assets acquired by the Company in connection with its acquisition of Brink Software Inc. in 2014 ("Brink Acquisition") and software development costs.  The Company capitalizes certain software development costs for software used in its Restaurant/Retail reporting segment. Software development costs incurred prior to establishing technological feasibility are charged to operations and included in research and development costs.  The technological feasibility of a software product is established when the Company has completed all planning, designing, coding, and testing activities that are necessary to establish that the product meets its design specifications, including functionality, features, and technical performance requirements. Software development costs incurred after establishing technological feasibility for software sold as a perpetual license, as defined within ASC 985-20 (Software – Costs of Software to be sold, Leased, or Marketed) are capitalized and amortized on a product-by-product basis when the product is available for general release to customers. Software development is also capitalized in accordance with ASC 350-40, “Intangibles - Goodwill and Other - Internal - Use Software,” and is amortized over the expected benefit period, which generally ranges from three to seven years. Software development costs capitalized within continuing operations during the three and six months ended June 30, 2018 were $1.1 million and $2.1 million, respectively. Software development costs capitalized within continuing operations during the three and six months ended June 30, 2017 were $1.1 million and $2.1 million, respectively.

Annual amortization, charged to cost of sales is computed using the greater of (a) the straight-line method over the remaining estimated economic life of the product, generally three to seven years or (b) the ratio that current gross revenues for the product bear to the total of current and anticipated future gross revenues for the product.  Amortization of capitalized software development costs from continuing operations for the three and six months ended June 30, 2018 were $0.9 million and $1.7 million, respectively.  Amortization of capitalized software development costs from continuing operations for the three and six months ended June 30, 2017 were $0.4 million and $0.7 million, respectively.

Amortization of intangible assets acquired in the Brink Acquisition amounted to $0.2 million and $0.5 million for the three and six months ended June 30, 2018, respectively. Amortization of intangible assets acquired in the Brink Acquisition amounted to $0.2 million and $0.5 million for each of the three and six months ended June 30, 2017, respectively.

The components of identifiable intangible assets, excluding discontinued operations, are (in thousands):

	June 30, 2018	December 31, 2017	Estimated Useful Life
Acquired and internally developed software costs	$21,768	$19,670	3 - 7 years
Customer relationships	160	160	7 years
Non-competition agreements	30	30	1 year
	21,958	19,860
Less accumulated amortization	(9,854)	(8,190)
	$12,104	$11,670
Trademarks, trade names (non-amortizable)	400	400	N/A
	$12,504	$12,070

The expected future amortization of intangible assets, assuming straight-line amortization of capitalized software development costs and acquisition related intangibles, is as follows (in thousands):

2018	$1,769
2019	3,140
2020	2,640
2021	1,927
2022	534
Thereafter	2,094
Total	$12,104

The Company tests goodwill for impairment on an annual basis, or more often if events or circumstances indicate that there may be impairment.  The Company operates in two reportable business segments, Restaurant/Retail and Government.  Goodwill impairment testing is performed at the reporting unit level.  Goodwill is assigned to a specific reporting unit at the date the goodwill is initially recorded.  Once goodwill has been assigned to a specific reporting unit, it no longer retains its association with a particular acquisition, and all of the activities within a reporting unit, whether acquired or organically grown, are available to support the value of the goodwill.  The amount of goodwill carried by the Restaurant/Retail and Government reporting units is $10.3 million and $0.8 million, respectively, at June 30, 2018 and December 31, 2017.

Note 7 — Stock Based Compensation

The Company applies the fair value recognition provisions of ASC Topic 718. The Company recorded stock based compensation of $0.3 million and $0.4 million for the three and six month periods ended June 30, 2018, respectively. The Company recorded stock based compensation of $0.1 million and $0.2 million for the three and six month periods ended June 30, 2017, respectively.  The amount recorded for both the three and six month periods ended June 30, 2018 were not netted from any benefits as a result of forfeitures of unvested stock awards prior to completion of the requisite service period and/or failure to achieve performance criteria. The amount recorded for both the three and six month periods ended June 30, 2017 were net of benefits of $10,000 as a result of forfeitures of unvested stock awards prior to completion of the requisite service period and/or failure to achieve performance criteria.

At June 30, 2018, the aggregate unrecognized compensation expense related to unvested equity awards was $1.4 million (net of estimated forfeitures), which is expected to be recognized as compensation expense in fiscal years 2018 through 2020.

For the three and six month periods ended June 30, 2018 and 2017, the Company recognized compensation expense related to performance awards based on its estimate of the probability of achievement in accordance with ASC Topic 718.

Note 8 — Net (loss) income per share

Earnings (loss) per share are calculated in accordance with ASC Topic 260, which specifies the computation, presentation and disclosure requirements for earnings per share (EPS).  It requires the presentation of basic and diluted EPS.  Basic EPS excludes all dilution and is based upon the weighted average number of shares of common stock outstanding during the period.  Diluted EPS reflects the potential dilution that would occur if convertible securities or other contracts to issue common stock were exercised. For the six months ended June 30, 2018 and June 30, 2017, there were no anti-dilutive stock options outstanding.

The following is a reconciliation of the weighted average of shares of common stock outstanding for the basic and diluted EPS computations (in thousands, except per share data):

	Three Months Ended June 30,
	2018	2017
Net (loss) income from continuing operations	$(1,323)	$1,977

Basic:
Shares outstanding at beginning of period	16,286	15,811
Weighted average shares (repurchased)/issued during the period, net	44	108
Weighted average common shares, basic	16,330	15,919
Net (loss) income from continuing operations per common share, basic	$(0.08)	$0.12
Diluted:
Weighted average common shares, basic	16,330	15,919
Dilutive impact of stock options and restricted stock awards	—	260
Weighted average common shares, diluted	16,330	16,179
Net (loss) income from continuing operations per common share, diluted	$(0.08)	$0.12

	Six Months Ended June 30,
	2018	2017
Net (loss) income from continuing operations	$(1,255)	$3,241

Basic:
Shares outstanding at beginning of period	15,969	15,771
Weighted average shares (repurchased)/issued during the period, net	24	122
Weighted average common shares, basic	15,993	15,893
Net (loss) income from continuing operations per common share, basic	$(0.08)	$0.20
Diluted:
Weighted average common shares, basic	15,993	15,893
Dilutive impact of stock options and restricted stock awards	—	253
Weighted average common shares, diluted	15,993	16,146
Net (loss) income from continuing operations per common share, diluted	$(0.08)	$0.20

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

Note 10 — Contingencies

The Company is subject to legal proceedings, which arise in the ordinary course of business. Additionally, U.S. Government contract costs are subject to periodic audit and adjustment. In the third quarter of 2016, the Company's Audit Committee commenced an internal investigation into certain activities at our China and Singapore offices to determine whether certain import/export and sales documentation activities were improper and in violation of the U.S. Foreign Corrupt Practices Act ("FCPA") and other applicable laws and certain Company policies. We voluntarily notified the SEC and the U.S. Department of Justice ("DOJ") of the internal investigation. On May 1, 2017, the Company received a subpoena from the SEC for documents relating to the internal investigation. Following the conclusion of the Audit Committee's internal investigation, the Company voluntarily reported the relevant findings of the investigaton to the China and Singapore authorities. During the three and six months ended June 30, 2018, we recorded $0.3 million and $0.6 million, respectively, of expenses relating to the internal investigation and the SEC subpoena, including expenses of outside legal counsel and forensic accountants, compared to $0.6 million and $1.6 million, respectively, for the three and six months ended June 30, 2017. We are currently unable to predict what actions the SEC, DOJ, or other governmental agencies (including China and Singapore authorities) might take, or what the likely outcome of any such actions might be, or estimate the range of reasonably possible fines or penalties, which may be material. The SEC, DOJ, and other governmental authorities have a broad range of civil and criminal sanctions, and the imposition of sanctions, fines or remedial measures could have a material adverse effect on the Company’s business, prospects, reputation, financial condition, liquidity, results of operations or cash flows.

Note 11 — Segment and Related Information

The Company operates in two distinct reportable segments, Restaurant/Retail and Government. The Company’s chief operating decision maker is the Company’s Chief Executive Officer. The Restaurant/Retail reporting segment offers point-of-sale ("POS"), food safety and management technology solutions to restaurants and retail, including in the fast casual, quick serve and table service restaurant categories, and specialty retail outlets. This segment also offers customer support including field service, installation, Advanced Exchange, and twenty-four-hour telephone support and depot repair. The Government reporting segment performs complex technical studies, analysis, and experiments, develops innovative solutions, and provides on-site engineering in support of advanced defense, security, and aerospace systems.  This segment also provides expert on-site services for operating and maintaining U.S. Government-owned communication assets.

Information noted as “Other” primarily relates to the Company’s corporate, home office operations.

Information as to the Company’s reporting segments is set forth below, excluding discontinued operations (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Restaurant/Retail	$34,827	$47,716	$74,347	$99,265
Government	17,744	14,545	33,885	28,861
Total	$52,571	$62,261	$108,232	$128,126

Operating (loss) income:
Restaurant/Retail	$(2,800)	$1,795	$(3,408)	$4,161
Government	2,012	1,587	3,278	3,098
Other	(336)	(628)	(856)	(2,264)
	(1,124)	2,754	(986)	4,995
Other (expense) income, net	(384)	54	(335)	(194)
Interest expense, net	(78)	(13)	(119)	(45)
(Loss) income before provision for income taxes	$(1,586)	$2,795	$(1,440)	$4,756

Depreciation, amortization and accretion:
Restaurant/Retail	$1,057	$821	$1,965	$1,595
Government	6	4	11	11
Other	154	129	303	246
Total	$1,217	$954	$2,279	$1,852

Capital expenditures including software costs:
Restaurant/Retail	$1,126	$1,256	$2,265	$2,331
Government	37	7	37	7
Other	1,002	1,033	1,533	3,307
Total	$2,165	$2,296	$3,835	$5,645

Revenues by country:
United States	$48,845	$57,621	$101,523	$119,188
Other Countries	3,726	4,640	6,709	8,938
Total	$52,571	$62,261	$108,232	$128,126

The following table represents identifiable assets by reporting segment, excluding discontinued operations (in thousands).

	June 30, 2018	December 31, 2017
Restaurant/Retail	$82,813	$74,257
Government	11,067	8,714
Other	33,335	31,653
Total	$127,215	$114,624

The following table represents assets by country based on the location of the assets, excluding discontinued operations (in thousands).

	June 30, 2018	December 31, 2017
United States	$113,612	$99,284
Other Countries	13,603	15,340
Total	$127,215	$114,624

The following table represents goodwill by reporting unit, excluding discontinued operations (in thousands).

	June 30, 2018	December 31, 2017
Restaurant/Retail	$10,315	$10,315
Government	736	736
Total	$11,051	$11,051

Customers comprising 10% or more of the Company’s total revenues, excluding discontinued operations, are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Restaurant/Retail segment:
McDonald’s Corporation	22%	36%	25%	40%
Yum! Brands, Inc.	12%	14%	12%	13%
Government segment:
U.S. Department of Defense	34%	23%	31%	23%
All Others	32%	27%	32%	24%
	100%	100%	100%	100%

No other customer within All Others represented more than 10% of the Company’s total revenue for the three and six months ended June 30, 2018 and 2017.

Note 12 — Fair Value of Financial Instruments

The Company’s financial instruments have been recorded at fair value using available market information and valuation techniques.  The fair value hierarchy is based upon three levels of input, which are:

Level 1 − quoted prices in active markets for identical assets or liabilities (observable)
Level 2 − inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in inactive markets, or other inputs that are observable market data for essentially the full term of the asset or liability (observable)
Level 3 − unobservable inputs that are supported by little or no market activity, but are significant to determining the fair value of the asset or liability (unobservable)

The Company’s financial instruments primarily consist of cash and cash equivalents, trade receivables, trade payables, debt instruments and deferred compensation assets and liabilities. The carrying amounts of cash and cash equivalents, trade receivables and trade payables as of June 30, 2018 and December 31, 2017 were considered representative of their fair values.  The estimated fair value of the Company’s long-term debt and line of credit on June 30, 2018 and December 31, 2017 was based on variable and fixed interest rates on such respective dates and approximates their respective carrying values at June 30, 2018 and December 31, 2017.

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

The amounts owed to employees participating in the Deferred Compensation Plan at June 30, 2018 was $3.4 million compared to $3.9 million at December 31, 2017 and is included in other long-term liabilities on the consolidated balance sheets.

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

The following table presents a summary of changes in fair value of the Company’s Level 3 assets and liabilities that are measured at fair value on a recurring basis, and are recorded as a component of other current liabilities as of June 30, 2018 and other long-term liabilities as of December 31, 2017 on the consolidated balance sheet (in thousands):

Level 3 Inputs
Liabilities
Balance at January 1, 2017	$4,000
New level 3 liability	—
Total (gains) losses reported in earnings	(1,000)
Transfers into or out of Level 3	$—
Balance at December 31, 2017	$3,000
New level 3 liability	—
Total (gains) losses reported in earnings	—
Transfers into or out of Level 3	—
Balance at June 30, 2018	$3,000

Note 13 — Related Party Transactions

The Company leased its corporate wellness facility to related parties at a rate of $9,775 per month. The Company received complimentary memberships to this facility which were provided to its local employees. Expenses incurred by the Company relating to the facility amounted to $19,000 and $74,000 during the three and six months ended June 30, 2018, respectively. Expenses incurred by the Company relating to the facility amounted to $60,000 and $123,000 during the three and six months ended June 30, 2017, respectively. The Company recognized rental income of $9,775 and $39,100, respectively, for the three and six month periods ended June 30, 2018. The Company recognized rental income of $29,325 and $58,650, respectively, for the three and six month periods ended June 30, 2017. The rent receivable at June 30, 2018 and December 31, 2017 was zero and $59,000, respectively. This arrangement between the Company and the related party terminated on April 30, 2018.

In October 2016, the Company entered into a statement of work (“SOW”) with Xpanxion LLC for software development services. For the six months ended June 30, 2017, we incurred approximately $742,000 of expenses to Xpanxion, LLC under the SOW. The Company did not incur any expenses to Xpanxion during the six months ended June 30, 2018. Until his retirement on June 30, 2017, Paul Eurek, a former director of the Company, was President of Xpanxion LLC.

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

Forward-Looking Statements

This Quarterly Report contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not historical in nature, but rather are predictive of our future operations, financial condition, business strategies and prospects. Forward-looking statements are generally identified by words such as “anticipate”, “believe,” “belief,” “continue,” “could”, “expect,” “estimate,” “intend,” “may,” “opportunity,” “plan,” “should,” “will,” “would,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those expressed in, or implied by, the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to: delays in new product development and/or product introduction; changes in customer base and product, and service demands, including changes in product or service demands by the two customers from whom a significant portion of our revenue is derived; risks associated with the internal investigation into conduct at our China and Singapore offices, including sanctions and fines that may be imposed by the U.S. Department of Justice ("DOJ"), the Securities and Exchange Commission (“SEC”), and other governmental authorities; and the other risk factors discussed in our most recent Annual Report on Form 10-K and other filings with the SEC. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as may be required under applicable securities law.
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

Our products sold in the Restaurant/Retail segment are utilized in a wide range of applications by customers worldwide.  We face competition across all categories in the Restaurant/Retail segment in which we compete based on product design, innovative features and functionality, quality and reliability, price, customer service, and delivery capability.  The food safety and workforce efficiency market is an expanding and evolving market, and SureCheck competes for the customers on the same basis as our POS product solutions.

Our strategy is to expand our Restaurant/Retail business by continuing to invest in our existing products, primarily through investments in the development of enhancements to our existing software applications and the development of new and innovative cloud based software applications. Our research and development efforts are focused on identifying changes in relevant technologies and changes in customer needs, to rapidly and effectively develop innovative new products and enhancements to our existing products that meet and exceed customer requirements. To support the growth of our products, we continue to expand our direct sales force and third-party channel partners.

The primary market for our Brink POS, cloud-based enterprise software solution is the quick serve and fast-casual restaurant categories, with related hardware sales, to tier 1 customers in that category. Our strategy is to grow and expand our software offerings, including our cloud software as a service (SaaS) and related hardware and support services and increase sales/bookings of our Brink POS. As we implement our strategies, we continuously monitor the trends in the markets within which we currently operate and the markets in which we intend to operate.

The strategy for our PAR Government segment is to build on our sustained outstanding performance of existing service contracts, coupled with investments in enhanced business development capabilities. We believe we are well positioned to realize continued renewals of expiring contracts and extensions of existing contracts, and secure service and solution contracts in expanded areas within the U.S. Department of Defense and other federal agencies. We believe our highly relevant technical competencies, intellectual property, and investments in new technologies provide opportunities to offer systems integration, products, and highly-

specialized service solutions to the U.S. Department of Defense and other federal agencies.  The general uncertainty in U.S. defense total workforce policies (military, civilian, and contract), procurement cycles, and spending levels for the next several years are factors we monitor as we develop and implement our business strategy for the PAR Government segment.

Internal Investigation Update

As previously disclosed, in the third quarter of 2016, our Audit Committee commenced an internal investigation into conduct at our China and Singapore offices to determine whether certain import/export and sales documentation activities were improper and in violation of the U.S. Foreign Corrupt Practices Act (“FCPA”) and other applicable laws and certain of our policies. We voluntarily notified the SEC and the DOJ of the internal investigation. On May 1, 2017, we received a subpoena from the SEC for documents relating to the internal investigation. The SEC’s investigation is a non-public, fact-finding inquiry. Following the conclusion of the Audit Committee’s internal investigation, we voluntarily reported the relevant findings to the China and Singapore authorities. During the three and six months ended June 30, 2018, we recorded $0.3 million and $0.6 million, respectively, of expenses relating to the internal investigation and the SEC subpoena, including expenses of outside legal counsel and forensic accountants compared to $0.6 million and $1.6 million , respectively, for the three and six months ended June 30, 2017. See note 10 to the unaudited interim consolidated financial statements for additional information concerning expenses of the internal investigation.

Results of Operations —

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

We reported revenues of $52.6 million for the quarter ended June 30, 2018, a decrease of 15.6% from $62.3 million reported for the quarter ended June 30, 2017.  Our net loss from continuing operations was $1.3 million or $0.08 loss per diluted share for the second quarter of 2018 versus net income of $2.0 million or $0.12 per diluted share for the same period in 2017. Our year-over-year performance was due to lower hardware and corresponding lower service revenue and margins from our traditional tier 1 customers in the Restaurant/Retail reporting segment. The Company was able to partially offset these reductions with growth in SaaS revenue related to Brink and continued growth from the Government reporting segment.

Product revenues were $20.9 million for the quarter ended June 30, 2018, a decrease of 36.1% from $32.7 million recorded for the same period in 2017. Our hardware sales in the Restaurant/Retail reporting segment were down versus prior year as we lapped major hardware project installations with a large domestic customer in the second quarter of 2017 in addition to lower international revenue in the Restaurant/Retail reporting segment versus prior year.

Service revenues were $13.9 million for the quarter ended June 30, 2018, a decrease of 7.3% from $15.0 million reported for the same period in 2017, primarily due to a decrease in hardware support services and hardware installations with our traditional customers, partially offset by SaaS revenue as the Brink installment base increased 94% from June 30, 2017 to June 30, 2018.

Contract revenues were $17.7 million for the quarter ended June 30, 2018, an increase of 22.0% from $14.5 million reported for the same period in 2017.  The increase reflects growth associated with both Mission Systems (“MS”) and Intelligence, Surveillance, and Reconnaissance (“ISR”) lines of business. The Government reporting segment experienced the third quarter in a row of positive year-over-year growth.

Product margins for the quarter ended June 30, 2018 were 26.5%, compared to 25.4% for the same period in 2017. Product margins for the quarter improved slightly due to favorable product mix consisting of higher ratio of terminals sold in the Restaurant/Retail reporting segment.

Service margins for the quarter ended June 30, 2018 were 26.8%, compared to 30.8% recorded for the same period in 2017. Service margins for the quarter ended June 30, 2018 decreased due to increased investments in our call center to support growth in Brink installment base, constraints on overhead absorption related to decline in hardware support services, partially offset by favorable product mix driven by growth in SaaS revenue.

Contract margins for the quarter ended June 30, 2018 were 11.7%, compared to 11.2% for the same period in 2017. The increase in margin is primarily due to favorable contract mix within ISR partially offset by contract mix in MS for the quarter.

Selling, general and administrative (SG&A) expenses for the quarter ended June 30, 2018 were $9.0 million, an increase of 1.2% compared to the $8.9 million for the quarter ended June 30, 2017. The increase is primarily due to growth in spending on sales, marketing and information systems to support our Brink POS and SureCheck solutions offset by reductions in international operations, costs associated with our investigation of conduct at our China and Singapore offices and reductions in other domestic general and administrative costs.

Research and development (R&D) expenses were $3.2 million for the quarter ended June 30, 2018, an increase of 21.4% from $2.7 million for the same period in 2017. The increase is attributable to increased spending for our cloud based software applications in the quarter ended June 30, 2018.

During each of the quarters ended June 30, 2018 and June 30, 2017, we recorded $0.2 million of amortization expense associated with identifiable intangible assets acquired in the Brink Acquisition.

Other expense, net, was $384,000 for the quarter ended June 30, 2018, compared to other income, net of $54,000 for the same period in 2017.  Other income/expense primarily includes, fair market value fluctuations of our deferred compensation plan, rental income, and foreign currency fair value adjustments. Foreign currency fair value adjustments accounted for $259,000 of the $438,000 increase in expense year over year.

Interest expense, net, was $78,000 for the quarter ended June 30, 2018 compared to $13,000 for quarter ended June 30, 2017. This increase is due to increased borrowings on the line of credit under our Credit Facility as well as increases in underlying reference rates.

For the three months ended June 30, 2018, our effective income tax rate was 16.6%, compared to 29.3% for the same period in 2017. The decrease in the effective income tax rate is due to the lower statutory federal income tax rate under the Tax Act as well as favorable increases to temporary differences in taxable income.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

We reported revenues of $108.2 million for the six months ended June 30, 2018, a decrease of 15.5% from $128.1 million reported for the six months ended June 30, 2017.  Our net loss from continuing operations was $1.3 million or $0.08 per diluted share for the six months ended June 30, 2018 versus net income of $3.2 million or $0.20 per diluted share for the same period in 2017. Our year-over-year performance was due to lower hardware and corresponding lower service revenue and margins from our traditional tier 1 customers in the Restaurant/Retail reporting segment. The Company was able to partially offset these reductions with growth in SaaS revenue related to Brink and continued growth from the Government reporting segment.

Product revenues were $47.2 million for the six months ended June 30, 2018, a decrease of 32.5% from $69.9 million recorded for the same period in 2017. Our hardware sales in the Restaurant/Retail reporting segment were down versus prior year as we lapped major hardware project installations with a large domestic customer in both the first and second quarters of 2017 in addition to lower international revenue in the Restaurant/Retail reporting segment versus prior year.

Service revenues were $27.1 million for the six months ended June 30, 2018, a decrease of 7.6% from $29.4 million reported for the same period in 2017, primarily due to a decrease in hardware support services and hardware installations with our traditional customers, partially offset by $1.7 million increase in SaaS revenue.

Contract revenues were $33.9 million for the six months ended June 30, 2018, an increase of 17.4% from $28.9 million reported for the same period in 2017.  The increase reflects 24.7% growth in ISR and 11% growth in MS year over year.

Product margins for the six months ended June 30, 2018 were 26.3%, compared to 25.7% for the same period in 2017. Product margins for the six months ended improved slightly due to favorable product mix consisting of higher ratio of terminals sold in the Restaurant/Retail reporting segment.

Service margins for the six months ended June 30, 2018 were 27.2%, compared to 29.0% recorded for the same period in 2017. Service margins for the six months ended June 30, 2018 decreased due to increased investments in call center to support growth in Brink installment base, constraints on overhead absorption related to decline in hardware support services, partially offset by favorable product mix driven by growth in SaaS revenue.

Contract margins for the six months ended June 30, 2018 were 10.0%, compared to 11.1% for the same period in 2017.  The margin decrease is due to contract mix within the MS line of business.

SG&A expenses for the six months ended June 30, 2018 were $17.6 million, a decrease of 4.9% compared to the $18.5 million for the six months ended June 30, 2017. The decrease is primarily due to a reduction in costs associated with the internal investigation into conduct at our China and Singapore offices, and cost savings in international operations partially offset by additional investments in sales to support growth of Brink-POS. SG&A expenses associated with the internal investigation for the six months ended June 30, 2018 were $0.6 million as compared to $1.6 million for the six months ended June 30, 2017.

R&D expenses were $6.1 million for the six months ended June 30, 2018, an increase of 8.1% from $5.6 million for the same period in 2017. This increase is attributable to increased spending for our cloud based software applications in the six months ended June 30, 2018.

During each of the six months ended June 30, 2018 and June 30, 2017, we recorded $0.5 million of amortization expense associated with identifiable intangible assets acquired in the Brink Acquisition.

Other expense, net, was $0.3 million for the six months ended June 30, 2018, compared to other expense, net of $0.2 million for the same period in 2017.  Other income/expense primarily includes, fair market value fluctuations of our deferred compensation plan, rental income, and foreign currency fair value adjustments.

Interest expense, net, was $119,000 for the six months ended June 30, 2018 compared to $45,000 for six months ended June 30, 2017 due to increased borrowings on the line of credit under our Credit Facility and increases in the underlying reference rates.

For the six months ended June 30, 2018, our effective income tax rate was 12.8%, compared to 31.9% for the same period in 2017. The decrease in the effective income tax rate is due to the lower statutory federal income tax rate under the Tax Act as well as favorable increases to temporary differences in taxable income.

Liquidity and Capital Resources

Our primary sources of liquidity have been cash flow from operations and borrowings under our credit facility. Cash provided by operating activities from continuing operations was $0.6 million for the six months ended June 30, 2018, compared to cash used in operating activities from continuing operations of $6.1 million for the same period in 2017.  This increase in cash provided in operating activities was primarily driven by a decrease in net working capital requirements partially offset by year-over-year decrease in operating income.

Cash used in investing activities from continuing operations was $3.8 million for the six months ended June 30, 2018 versus $5.6 million for the six months ended June 30, 2017.  In the six months ended June 30, 2018, our capital expenditures of $1.7 million were primarily related to the implementation of our enterprise resource planning system and capital improvements made to our owned and leased properties compared to $3.5 million in the six months ended June 30, 2017. We capitalized $2.1 million in costs associated with investments in our Restaurant/Retail segment software platforms during the six months ended June 30, 2018 compared to $2.1 million for the six months ended June 30, 2017.

Cash provided by financing activities from continuing operations was $5.5 million for the six months ended June 30, 2018 reflecting $4.8 million of borrowings under our line of credit and $0.7 million of proceeds from exercised employee stock options. These financing activities were in line with the $5.6 million for the six months ended June 30, 2017.

On June 5, 2018, we entered into a Credit Agreement (the “Credit Agreement”) with certain of our U.S. subsidiaries and Citizens Bank, N.A. The Credit Agreement provides for revolving loans in an aggregate principal amount of up to $25.0 million (the “Credit Facility”). The Credit Facility includes a $15.0 million accordion option, which we can request in $5.0 million increments. The accordion increase is uncommitted and is not available if an event of default exists. In connection with entering into the Credit Agreement, we repaid in full all outstanding obligations owed under the credit agreement dated November 29, 2016 (as subsequently amended, modified, and supplemented) with JPMorgan Chase Bank, N.A. (“JPMorgan Chase”), and terminated the JPMorgan Chase credit agreement and all commitments (other than an undrawn letter of credit) by JPMorgan Chase to extend further credit thereunder.

The Credit Facility matures three (3) years from the date of the Credit Agreement and is guaranteed by our U.S. subsidiaries that are parties thereto. The Credit Facility is secured by substantially all of our assets and the subsidiary guarantors. The Credit Agreement contains customary representations and warranties and affirmative and negative covenants, including certain financial maintenance covenants consisting of maximum consolidated leverage ratios and minimum consolidated EBITDA, and covenants that restrict our ability and our subsidiaries to incur additional indebtedness, incur or permit to exist liens on assets, make investments and acquisitions, consolidate or merge, engage in asset sales, pay dividends, and make distributions. The revolving loans bear interest at the LIBOR rate plus 1.5%. Obligations under the Credit Agreement may be accelerated upon certain customary events of default (subject to grace or cure periods, as appropriate).

On June 30, 2018, the applicable rate under the Credit Facility was 1.5% plus LIBOR. There was a $5.8 million outstanding balance and up to $19.2 million available under the Credit Facility as of June 30, 2018.

In addition to the Credit Facility, the Company has a mortgage loan, collateralized by certain real estate, with a balance of $0.3 million and $0.4 million as of June 30, 2018 and 2017, respectively. This loan matures on November 1, 2019. The Company’s interest rate is fixed at 4.00% through the maturity date of the loan. The annual loan payment including interest through November 1, 2019 totals $0.3 million.

We expect our operating cash flows and availability under the Credit Facility will be sufficient to meet our operating needs for the next 12 months. Our actual cash needs will depend on many factors, including our rate of revenue growth, including growth of our SaaS revenues, the timing and extent of spending to support our product development efforts, the timing of introductions of new products and enhancements to existing products, market acceptance of our products, and  potential fines and penalties that, while currently inestimable, could be material.

Critical Accounting Policies and Estimates

Our unaudited interim consolidated financial statements are based on the application of U.S. generally accepted accounting principles (“GAAP”).  GAAP requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported.  We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently applied.  Valuations based on estimates are reviewed for reasonableness and adequacy on a consistent basis.  Primary areas where financial information is subject to the use of estimates, assumptions and the application of judgment include revenue recognition, accounts receivable, inventories, accounting for business combinations, contingent consideration, equity compensation, goodwill and intangible assets, and taxes.  Our critical accounting policies have not changed materially from the discussion of those policies included under “Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2017 except as it relates to revenue recognition as a result of the adoption of ASC 606 as disclosed in note 2 to the unaudited interim consolidated financial statements.

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

In January 2017, the FASB issued ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment.” ASU 2017-04 eliminates Step 2 from the goodwill impairment test which required entities to compute the implied fair value of goodwill. Under ASU 2017-04, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. ASU 2017-04 will be effective for the Company on January 1, 2020, with earlier adoption permitted; it is not expected to have a material impact on the Company's consolidated financial statements.
Recently Adopted Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers", codified as ASC Topic 606. The FASB issued amendments to ASC Topic 606 during 2016. The guidance requires additional disclosure regarding the nature, amount, timing and uncertainty of revenue and related cash flows arising from contracts with customers. This guidance became effective for annual and interim reporting periods beginning after December 15, 2017 and allows for either full retrospective adoption or modified retrospective adoption.
The Company adopted ASU 2014-09 effective January 1, 2018 using the modified retrospective method. Under that method, we applied the standard to all contracts existing as of January 1, 2018. There was no impact to the Company’s retained earnings for the six months ended June 30, 2018 as a result of the adoption of ASC 606.
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

In May 2017, the Financial Accounting Standards Board (FASB) issued ASU 2017-09, “Compensation - Stock Compensation (Topic 718) - Scope of Modification Accounting.” ASU 2017-09 clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. Under ASU 2017-09, an entity does not apply modification accounting to a share-based payment award if all of the following are the same immediately before and after the change: (i) the award's fair value, (ii) the award's vesting conditions and (iii) the award's classification as an equity or liability instrument. ASU 2017-09 became effective for us on January 1, 2018 and did not have a material impact on the Company's unaudited consolidated financial statements for the six months ended June 30, 2018.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not Required.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of June 30, 2018. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2018.

Changes in Internal Controls Over Financial Reporting.

There were no changes in internal control over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1.	Legal Proceedings

The information in note 10 – Contingencies, to the unaudited interim consolidated financial statements is responsive to this Item and is incorporated by reference herein.

Item 1A.	Risk Factors

There have been no material changes in our risk factors from those described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as filed with the SEC on March 16, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use Of Proceeds

Under our equity incentive plans, employees may elect to have us withhold shares to satisfy minimum statutory federal, state and local tax withholding obligations arising from the vesting of their restricted stock. When we withhold these shares, we are required to remit to the appropriate taxing authorities the market price of the shares withheld, which could be deemed a purchase of shares by us on the date of withholding. For the six months ended June 30, 2018, 2,831 shares were purchased at an average price of $12.43 per share.

Item 5.	Other Information

On April 11, 2018, we entered into an employment offer letter with Donald H. Foley, Chief Executive Officer and President (the “April 2018 offer letter”). The April 2018 offer letter provides that Dr. Foley will be paid an annual base salary of $473,500 commencing April 12, 2018. This annual base salary represents an increase from Dr. Foley’s previous annual base salary of $460,000. On August 7, 2018, we entered into an amendment with Dr. Foley to provide that Dr. Foley’s annual base salary of $473,500 is retroactive to January 1, 2018, resulting in an increase of $3,735.62 in Mr. Foley’s total annual base salary to be paid in 2018. The preceding description of the amendment is subject to, and qualified in its entirety by reference to, the amendment, which is filed as Exhibit 10.8 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Item 6.	Exhibits

Exhibit Number		Incorporated by reference into this Quarterly Report on Form 10-Q		Date Filed or Furnished
	Exhibit Description	Form	Exhibit No.

10.1	Credit Agreement, dated June 5, 2018, among PAR Technology Corporation, the Loan Parties and Citizens Bank, N.A.			Filed herewith

10.2††	Restricted Stock Award Agreement, dated June 8, 2018 between PAR Technology Corporation and Dr. John W. Sammon Jr.			Filed herewith

10.3††	Restricted Stock Award Agreement, dated June 8, 2018 between PAR Technology Corporation and Savneet Singh			Filed herewith

10.4††	Restricted Stock Award Agreement, dated June 8, 2018 between PAR Technology Corporation and Dr. James Stoffel			Filed herewith

10.5††	Restricted Stock Award Agreement, dated June 8, 2018 between PAR Technology Corporation and Douglas Rauch			Filed herewith

10.6††	Restricted Stock Award Agreement, dated June 8, 2018 between PAR Technology Corporation and Cynthia Russo			Filed herewith

10.7††	Employment Offer Letter, effective April 12, 2018, between PAR Technology Corporation and Donald H. Foley			Filed herewith

10.8††	Offer Letter; Amendment (Donald H. Foley), dated August 7, 2018			Filed herewith

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended			Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended			Filed herewith

32.1	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350	Furnished herewith

32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350	Furnished herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
†† Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAR TECHNOLOGY CORPORATION
(Registrant)

Date:	August 9, 2018	/s/ Bryan A. Menar
Bryan A. Menar
Chief Financial and Accounting Officer
(Principal Financial Officer)