Form 10-Q
period 2018-09-30
PAR TECHNOLOGY CORP
filed 2018-11-09
CIK 708821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2018.
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.  (Check one):

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

As of November 8, 2018, 16,217,667 shares of the registrant’s common stock, $0.02 par value, were outstanding.

PAR TECHNOLOGY CORPORATION

PART I
FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts) (Unaudited)

Assets	September 30, 2018	December 31, 2017
Current assets:
Cash and cash equivalents	$5,817	$6,600
Accounts receivable-net	27,150	30,077
Inventories-net	24,345	21,746
Assets held for sale	901	939
Other current assets	4,486	4,209
Total current assets	62,699	63,571
Property, plant and equipment – net	11,933	9,816
Deferred income taxes	—	13,809
Goodwill	11,051	11,051
Intangible assets – net	12,567	12,070
Other assets	4,546	4,307
Total Assets	$102,796	$114,624
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$204	$195
Borrowings of line of credit	6,965	950
Accounts payable	12,879	14,332
Accrued salaries and benefits	6,022	6,275
Accrued expenses	3,782	3,926
Customer deposits and deferred service revenue	10,235	10,241
Other current liabilities	2,600	—
Total current liabilities	42,687	35,919
Long-term debt	31	185
Deferred service revenue	4,641	2,668
Other long-term liabilities	3,392	6,866
Total liabilities	50,751	45,638
Shareholders’ Equity:
Preferred stock, $.02 par value, 1,000,000 shares authorized	—	—
Common stock, $.02 par value, 29,000,000 shares authorized; 17,869,430 and 17,677,161 shares issued, 16,161,321 and 15,969,052 outstanding at September 30, 2018 and December 31, 2017, respectively	357	354
Capital in excess of par value	49,849	48,349
Retained earnings	11,590	29,549
Accumulated other comprehensive loss	(3,915)	(3,430)
Treasury stock, at cost, 1,708,109 shares	(5,836)	(5,836)
Total shareholders’ equity	52,045	68,986
Total Liabilities and Shareholders’ Equity	$102,796	$114,624
See accompanying notes to unaudited interim consolidated financial statements

PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net revenues:
Product	$15,451	$20,706	$62,658	$90,594
Service	13,475	13,317	40,615	42,694
Contract	17,436	14,915	51,321	43,776
	46,362	48,938	154,594	177,064
Costs of sales:
Product	12,065	15,861	46,844	67,822
Service	10,248	10,241	30,000	31,113
Contract	15,511	13,608	46,005	39,264
	37,824	39,710	122,849	138,199
Gross margin	8,538	9,228	31,745	38,865
Operating expenses:
Selling, general and administrative	7,967	9,054	25,587	27,581
Research and development	2,992	2,529	9,082	8,161
Amortization of identifiable intangible assets	241	241	724	724
	11,200	11,824	35,393	36,466
Operating (loss) income from continuing operations	(2,662)	(2,596)	(3,648)	2,399
Other income (expense), net	455	(70)	120	(264)
Interest expense, net	(142)	(39)	(261)	(84)
(Loss) income from continuing operations before benefit from / (provision for) income taxes	(2,349)	(2,705)	(3,789)	2,051
Benefit from / (provision for) income taxes	(14,355)	1,188	(14,170)	(327)
(Loss) income from continuing operations	(16,704)	(1,517)	(17,959)	1,724
Discontinued operations
Income from discontinued operations (net of tax)	—	—	—	183
Net (loss) income	$(16,704)	$(1,517)	$(17,959)	$1,907
Basic (Loss) Earnings per Share:
(Loss) income from continuing operations	(1.04)	(0.10)	(1.12)	0.11
Income from discontinued operations	—	—	—	0.01
Net (loss) income per share	$(1.04)	$(0.10)	$(1.12)	$0.12
Diluted (Loss) Earnings per Share:
(Loss) income from continuing operations	(1.04)	(0.10)	(1.12)	0.11
Income from discontinued operations	—	—	—	0.01
Net (loss) income per share	$(1.04)	$(0.10)	$(1.12)	$0.12
Weighted average shares outstanding
Basic	16,071	15,976	16,033	15,949
Diluted	16,071	15,976	16,033	16,260

See accompanying notes to unaudited interim consolidated financial statements

PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net (loss) income	$(16,704)	$(1,517)	$(17,959)	$1,907
Other comprehensive (loss) income, net of applicable tax:
Foreign currency translation adjustments	(283)	75	(485)	(81)
Comprehensive (loss) income	$(16,987)	$(1,442)	$(18,444)	$1,826

See accompanying notes to unaudited interim consolidated financial statements

PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net (loss) income	$(17,959)	$1,907
Income from discontinued operations	—	(183)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion	3,491	2,805
Provision for bad debts	493	302
Provision for obsolete inventory	965	1,543
Equity based compensation	754	301
Deferred income tax	13,809	415
Changes in operating assets and liabilities:
Accounts receivable	2,434	1,549
Inventories	(3,564)	(2,022)
Income tax receivable	—	117
Other current assets	(277)	441
Other assets	(239)	(57)
Accounts payable	(1,453)	(7,239)
Accrued salaries and benefits	(253)	441
Accrued expenses	(1,270)	(862)
Customer deposits and deferred service revenue	1,967	(7,318)
Other long-term liabilities	(874)	85
Net cash used in operating activities-continuing operations	(1,976)	(7,775)
Net cash provided by operating activities-discontinued operations	—	462
Net cash used in operating activities	(1,976)	(7,313)
Cash flows from investing activities:
Capital expenditures	(3,001)	(3,947)
Capitalization of software costs	(3,066)	(3,276)
Proceeds from real estate	1,126	—
Net cash used in investing activities	(4,941)	(7,223)
Cash flows from financing activities:
Payments of long-term debt	(145)	(138)
Payments of other borrowings	(28,921)	(16,700)
Proceeds from other borrowings	34,936	18,150
Proceeds from stock options	749	1,675
Proceeds from note receivable	—	3,794
Net cash provided by financing activities	6,619	6,781
Effect of exchange rate changes on cash and cash equivalents	(485)	(127)
Net decrease in cash and cash equivalents	(783)	(7,882)
Cash and cash equivalents at beginning of period	6,600	9,055
Cash and equivalents at end of period	$5,817	$1,173

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	206	102
Income taxes, net of refunds	142	432

See accompanying notes to unaudited interim consolidated financial statements

PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Basis of presentation

The accompanying unaudited interim consolidated financial statements of PAR Technology Corporation (the “Company” or “PAR”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements and the instructions to Form 10-Q and Article 10 of Regulation S-X pertaining to interim financial statements.  Accordingly, they do not include all information and footnotes required by GAAP for annual financial statements.  In the opinion of management, such unaudited interim consolidated financial statements include all normal and recurring adjustments necessary for a fair presentation of the results for the interim periods included in this Quarterly Report on Form 10-Q (“Quarterly Report”).  Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results of operations that may be expected for any future period. Certain amounts for prior periods have been reclassified to conform to the current period classification.

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

Going Concern Assessment

The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Management has evaluated whether relevant conditions or events, considered in the aggregate, indicate that there is substantial doubt about the Company's ability to continue as a going concern. Substantial doubt exists when conditions and events, considered in the aggregate, indicate it is probable that the Company will be unable to meet its obligations as they become due during the one-year period following the date of the Company's financial statements for the quarter ended September 30, 2018. The assessment is based on the relevant conditions that are known or reasonably knowable as of November 9, 2018.

As of September 30, 2018, the Company had a working capital surplus of $20.0 million. The Credit Agreement entered into on June 5, 2018 by the Company and certain of its U.S. subsidiaries with Citizens Bank, N.A., as lender thereunder, provides for revolving loans in an aggregate principal amount of up to $25 million, subject to affirmative and negative covenants, including certain financial maintenance covenants consisting of maximum leverage ratios and minimum consolidated EBITDA. Based on the Company’s current estimates, the Company anticipates that it will not meet the financial maintenance covenants for the quarter ending December 31, 2018. In the event of noncompliance and if the Company is unable to secure waivers or modifications to the Credit Agreement or alternative sources of capital to allow the Company to come into compliance with the covenants or allow the Company to repay or refinance the Credit Agreement, an event of default may occur under the Credit Agreement. If an event of default were to occur under the Credit Agreement, the lender may accelerate the payment of amounts outstanding and otherwise exercise any remedies to which it may be entitled. In addition, in such a case, the Company may no longer have access to the liquidity provided by the Credit Agreement and, as a result, the Company may not have sufficient liquidity to make the anticipated investments in the Brink business and satisfy operating expenses, capital expenditures and other cash needs. These conditions raise substantial doubt about our ability to continue as a going concern. However, the Company believes alternative sources of capital are available including from other sources of debt financings and/or future sales of its equity securities, and the equity value of the Company’s real estate holdings. Further, the Company can make reductions and reallocate its expenditures and investments to reduce near term cash requirements. One or more of these mitigating responses, together with anticipated revenues, are expected to provide the Company with sufficient liquidity to continue as a going concern. No assurances, however, can be given, in the event the Company is not successful in obtaining the necessary waivers or modifications to the Credit Agreement, that other sources of capital will be available, or, if available, the Company will be able to secure such capital on favorable terms. The Company’s failure to secure the necessary waivers or modifications, to generate enough revenue, control or further reduce expenditures and/or to secure capital from other sources may result in an inability of the Company to continue as a going concern. Our financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

We evaluated the potential performance obligations within our Restaurant/Retail reporting segment (Brink/POS, SureCheck, and PixelPoint) and evaluated whether each deliverable or promise met the ASC 606 criteria to be considered distinct performance obligations. Revenue in the Restaurant/Retail reporting segment is recognized at a point in time for software, manufactured or “purchased for re-sale” hardware (such as terminals, peripherals printers, card readers and other accessories), installations and “pass through licenses”. Revenue on these items are recognized when the customer obtains control of the asset. This generally occurs upon delivery and acceptance by the customer or upon installation or delivery to a third party carrier for onward delivery to customer. Additionally, revenue in the Restaurant/Retail reporting segment relating to subscription services for software, SaaS, Advanced Exchange, on-site support and other services is recognized over time as the customer simultaneously receives and consumes the benefits of the Company’s performance obligations. Our support services are stand-ready obligations that are provided over the life of the contract, which typically ranges from 12 months to 60 months. We offer installation services to our customers for hardware and software for which we primarily hire third-party contractors to install the equipment on our behalf. We pay the third-party contractors an installation service fee based on an hourly rate as agreed upon between us and contractor. When third party installers are used, we determine whether the nature of our promises are performance obligations to provide the specified goods or services ourselves (principal) or to arrange for the third party to provide the goods or services (agent). In our customer arrangements, we are primarily responsible for providing a good or service, we have inventory risk before the good or service is transferred to the customer, and we have discretion in establishing prices. We are the principal in the arrangement and record installation revenue on a gross basis.

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

Our revenue in the Government reporting segment is recognized over time as control is generally transferred continuously to our customers. Revenue generated by the Government reporting segment is predominantly related to services provided, however, revenue is also generated through the sale of materials, software, hardware, and maintenance. For the Government reporting segment cost plus fixed fee contract portfolio, revenue is recognized over time using costs incurred to date to measure progress toward satisfying our performance obligations. Incurred cost represents work performed, which corresponds with, and thereby best depicts, the transfer of control to the customer. Contract costs include labor, material, overhead and general & administrative expenses. Profit is recognized on the fixed fee portion of the contract as costs are incurred and invoiced. Long-term fixed price contracts and programs involve the use of various techniques to estimate total contract revenue and costs. For long-term fixed price contracts, we estimate the profit on a contract as the difference between the total estimated revenue and expected costs to complete a contract and recognize that profit over the life of the contract. Contract estimates are based on various assumptions to project the outcome of future events. These assumptions include: labor productivity and availability; the complexity of the work to be performed; the cost and availability of materials; and the performance of subcontractors. Revenue and profit in future periods of contract performance are recognized using the aforesaid assumptions and adjusting the estimate. Allocating the transaction price varies based on the performance obligations within a specific contract as the stand-alone selling price of the software and maintenance/support is not always discernable. Once the services provided are determined to be distinct or not distinct, we evaluate how to allocate the transaction price. Generally, the Government reporting segment does not sell the same good or service to similar customers and the contract performance obligations are unique to each government solicitation. The performance obligations are typically not distinct. In cases where there are distinct performance obligations, the transaction price would be allocated to each performance obligation on a standalone basis. Cost plus margin is used for the cost plus fixed fee contract portfolios, and residual is used for the fixed price and time & materials contracts portfolios.

In determining when to recognize revenue, we analyze whether our performance obligations in our contracts are satisfied over a period of time or at a point in time. In general, our performance obligations are satisfied over a period of time. However, there may be circumstances where the latter or both scenarios could apply to a contract.

We usually expect payment within 30 to 90 days from the date of service, depending on our terms with the customer. None of our contracts as of September 30, 2018 contained a significant financing component.

There was no impact on retained earnings for the nine months ended September 30, 2018 based on the adoption of ASC 606.

Performance Obligations Outstanding
Our performance obligations outstanding represent the transaction price of firm, non-cancellable orders, with expected delivery dates to customers subsequent to September 30, 2018, for which work has not yet been performed. The aggregate performance obligations attributable to each of our reporting segments is as follows (in thousands):

	As of September 30, 2018
	Current - under one year	Non-current - over one year
Restaurant	$10,188	$4,641
Government	47	—
TOTAL	$10,235	$4,641

	As of December 31, 2017
	Current - under one year	Non-current - over one year
Restaurant	$6,199	$2,668
Government	585	—
TOTAL	$6,784	$2,668
Most performance obligations over one year are related to service and support contracts, of which we expect to fulfill within 60 months.

During the three and nine months ended September 30, 2018, we recognized revenue of $4.8 million and $7.7 million that was included in contract liabilities at the beginning of the period, respectively.

Disaggregated Revenue
We disaggregate revenue from contracts with customers by major product group for each of the reporting segments because we believe it best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. Disaggregated revenue for the three and nine months ended September 30, 2018 is as follows (in thousands):

	Three months ended September 30, 2018
	Restaurant/Retail - Point in Time	Restaurant/Retail - Over Time	Government - Over Time
Restaurant	21,761	5,727	—
Grocery	691	747	—
Mission Systems	—	—	8,283
ISR Solutions	—	—	9,153
TOTAL	22,452	6,474	17,436

	Nine months ended September 30, 2018
	Restaurant/Retail - Point in Time	Restaurant/Retail - Over Time	Government - Over Time
Restaurant	81,422	17,258	—
Grocery	2,251	2,342	—
Mission Systems	—	—	25,324
ISR Solutions	—	—	25,997
TOTAL	83,673	19,600	51,321

Practical Expedients and Exemptions

We generally expense sales commissions when incurred because the amortization period would be less than one year or the total amount of commissions would be immaterial. Commissions are recorded in selling, general and administrative expenses (SG&A). We elected to exclude from the measurement of the transaction price all taxes assessed by governmental authorities that are both imposed on and concurrent with a specific revenue-producing transaction and collected by the Company from a customer (for example, sales, use, value added, and some excise taxes).

Note 3 — Divestiture and Discontinued Operations

On November 4, 2015, the Company sold substantially all of the assets of its hotel/spa technology business operated by PAR Springer-Miller Systems, Inc., Springer-Miller International, LLC, and Springer-Miller Canada, ULC (collectively, “PSMS”) pursuant to an asset purchase agreement (the “PSMS APA”) dated on even date therewith among PSMS and Gary Jonas Computing

Ltd., SMS Software Holdings LLC, and Jonas Computing (UK) Ltd. (the “Purchasers”). Accordingly, the results of operations of PSMS have been classified as discontinued operations in the Consolidated Statements of Operations (unaudited) and Consolidated Statements of Cash Flows (unaudited) in accordance with Accounting Standards Codification (“ASC”) ASC 205-20 (Presentation of Financial Statements – Discontinued Operations). Additionally, the assets and associated liabilities have been classified as discontinued operations in the consolidated balance sheets (unaudited). Total consideration to be received from the sale is $16.6 million in cash (the “Base Purchase Price”), with $12.1 million paid at the closing of the asset sale and up to $4.5 million payable 18 months following the closing (the “Holdback Amount”).  On May 5, 2017, the Company received payment of $4.2 million of the Holdback Amount, the unpaid balance is reflective of a negative purchase price adjustment based on the net tangible asset calculation provided under the PSMS APA. In addition to the Base Purchase Price, contingent consideration of up to $1.5 million (the “Earn-Out”) could be received by the Company based on the achievement of certain agreed-upon revenue and earnings targets for calendar years 2017, 2018 and 2019 (up to $500,000 per calendar year), subject to setoff for PSMS and ParTech, Inc. indemnification obligations thereunder and unresolved claims. The Company received no Earn-Out payment for calendar year 2017 and, as of September 30, 2018, the Company did not record any amount associated with calendar years 2018 and 2019, as the Company does not believe achievement of the related revenue and earnings targets is probable.

As of September 30, 2018 and December 31, 2017, the Company did not have any assets or liabilities from discontinued operations.

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

During the three and nine months ended September 30, 2017, the Company recognized income on discontinued operations of $0 (net of tax) and $0.2 million (net of tax), respectively, mainly due to an increase of the note receivable. The increase of the note receivable is reflected in the Company’s earnings for 2017 and was received by the Company on May 5, 2017. No amount was recorded for the three and nine months ended September 30, 2018.

Note 4 — Accounts Receivable

The Company’s accounts receivable, net consists of (in thousands):

	September 30, 2018	December 31, 2017
Government segment:
Billed	$8,712	$9,028
Advanced billings	(729)	(1,977)
	7,983	7,051

Restaurant/Retail segment:	19,167	23,026
Accounts receivable - net	$27,150	$30,077

At September 30, 2018 and December 31, 2017, the Company had recorded allowances for doubtful accounts of $1.4 million and $0.9 million, respectively, against Restaurant/Retail reporting segment accounts receivable.

Note 5 — Inventories

Inventories are primarily used in the manufacture, maintenance and service for Restaurant/Retail reporting segment products.  The components of inventories, net, consist of the following (in thousands):

	September 30, 2018	December 31, 2017
Finished goods	$12,952	$9,535
Work in process	418	766
Component parts	5,425	5,480
Service parts	5,550	5,965
	$24,345	$21,746

At September 30, 2018 and December 31, 2017, the Company had recorded inventory reserves of $11.0 million and $10.0 million, respectively, against Restaurant/Retail reporting segment inventories, which relates primarily to service parts.

Note 6 — Identifiable Intangible Assets and Goodwill

Identifiable intangible assets represent intangible assets acquired by the Company in connection with its acquisition of Brink Software Inc. in 2014 ("Brink Acquisition") and software development costs.  The Company capitalizes certain software development costs for software used in its Restaurant/Retail reporting segment. Software development costs incurred prior to establishing technological feasibility are charged to operations and included in research and development costs.  The technological feasibility of a software product is established when the Company has completed all planning, designing, coding, and testing activities that are necessary to establish that the product meets its design specifications, including functionality, features, and technical performance requirements. Software development costs incurred after establishing technological feasibility for software sold as a perpetual license, as defined within ASC 985-20 (Software – Costs of Software to be sold, Leased, or Marketed) are capitalized and amortized on a product-by-product basis when the product is available for general release to customers. Software development is also capitalized in accordance with ASC 350-40, “Intangibles - Goodwill and Other - Internal - Use Software,” and is amortized over the expected benefit period, which generally ranges from three to seven years. Software development costs capitalized within continuing operations during the three and nine months ended September 30, 2018 were $1.0 million and $3.1 million, respectively. Software development costs capitalized within continuing operations during the three and nine months ended September 30, 2017 were $1.1 million and $3.3 million, respectively.

Annual amortization, charged to cost of sales is computed using the straight-line method over the remaining estimated economic life of the product, generally three to seven years.  Amortization of capitalized software development costs from continuing operations for the three and nine months ended September 30, 2018 were $0.9 million and $2.6 million, respectively.  Amortization of capitalized software development costs from continuing operations for the three and nine months ended September 30, 2017 were $0.4 million and $1.1 million, respectively.

Amortization of intangible assets acquired in the Brink Acquisition amounted to $0.2 million and $0.7 million for the three and nine months ended September 30, 2018, respectively. Amortization of intangible assets acquired in the Brink Acquisition amounted to $0.2 million and $0.7 million for the three and nine months ended September 30, 2017, respectively.

The components of identifiable intangible assets, excluding discontinued operations, are (in thousands):

	September 30, 2018	December 31, 2017	Estimated Useful Life
Acquired and internally developed software costs	$22,736	$19,670	3 - 7 years
Customer relationships	160	160	7 years
Non-competition agreements	30	30	1 year
	22,926	19,860
Less accumulated amortization	(10,759)	(8,190)
	$12,167	$11,670
Trademarks, trade names (non-amortizable)	400	400	N/A
	$12,567	$12,070

The expected future amortization of intangible assets, assuming straight-line amortization of capitalized software development costs and acquisition related intangibles, is as follows (in thousands):

2018	$1,107
2019	3,082
2020	2,640
2021	1,685
2022	692
Thereafter	2,961
Total	$12,167

The Company tests goodwill for impairment on an annual basis, or more often if events or circumstances indicate that there may be impairment. The Company operates in two reportable business segments, Restaurant/Retail and Government.  Goodwill impairment testing is performed at the reporting unit level.  Goodwill is assigned to a specific reporting unit at the date the goodwill is initially recorded.  Once goodwill has been assigned to a specific reporting unit, it no longer retains its association with a particular acquisition, and all of the activities within a reporting unit, whether acquired or organically grown, are available to support the value of the goodwill.  The Company conducted a goodwill impairment test as of September 30, 2018 and concluded there was no impairment as of that date. The amount of goodwill carried by the Restaurant/Retail and Government reporting units is $10.3 million and $0.8 million, respectively, at September 30, 2018 and December 31, 2017.

Note 7 — Stock Based Compensation

The Company applies the fair value recognition provisions of ASC Topic 718. The Company recorded stock based compensation of $0.4 million and $0.8 million for the three and nine month periods ended September 30, 2018, respectively. The Company recorded stock based compensation of $0.1 million and $0.3 million for the three and nine month periods ended September 30, 2017, respectively.  The amount recorded for both the three and nine month periods ended September 30, 2018 were net of benefits of $18,000 as a result of forfeitures of unvested stock awards prior to completion of the requisite service period and/or failure to achieve performance criteria. The amount recorded for both the three and nine month periods ended September 30, 2017 were net of benefits of $1,000 as a result of forfeitures of unvested stock awards prior to completion of the requisite service period and/or failure to achieve performance criteria.

At September 30, 2018, the aggregate unrecognized compensation expense related to unvested equity awards was $2.2 million (net of estimated forfeitures), which is expected to be recognized as compensation expense in fiscal years 2018 through 2020.

For the three and nine month periods ended September 30, 2018 and 2017, the Company recognized compensation expense related to performance awards based on its estimate of the probability of achievement in accordance with ASC Topic 718.

Note 8 — Debt

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

On September 30, 2018, the applicable rate under the Credit Facility was 1.5% plus LIBOR. There was a $7.0 million outstanding balance and up to $18.0 million available under the Credit Facility as of September 30, 2018 compared to $1.0 million outstanding under the JPMorgan Chase credit agreement as of December 31, 2017.

In addition to the Credit Facility, the Company had a loan, collateralized by a mortgage on certain real estate, with a balance of $0.2 million and $0.4 million as of September 30, 2018 and 2017, respectively. This loan matures on November 1, 2019. The interest rate is fixed at 4.00% through the maturity date of the loan. The annual loan payment including interest through November 1, 2019 totals $0.2 million. On October 1, 2018, the Company finalized a sale of the real estate held as collateral and the remaining balance on the loan was paid in full.

Note 9 — Net (loss) income per share

(Loss) earnings per share are calculated in accordance with ASC Topic 260, which specifies the computation, presentation and disclosure requirements for earnings per share (EPS).  It requires the presentation of basic and diluted EPS.  Basic EPS excludes all dilution and is based upon the weighted average number of shares of common stock outstanding during the period.  Diluted EPS reflects the potential dilution that would occur if convertible securities or other contracts to issue common stock were exercised. For the nine months ended September 30, 2018 and September 30, 2017, there were no anti-dilutive stock options outstanding.

The following is a reconciliation of the weighted average of shares of common stock outstanding for the basic and diluted EPS computations (in thousands, except per share data):

	Three Months Ended September 30,
	2018	2017
Net loss from continuing operations	$(16,704)	$(1,517)

Basic:
Shares outstanding at beginning of period	15,993	15,907
Weighted average shares issued during the period, net	78	69
Weighted average common shares, basic	16,071	15,976
Net loss from continuing operations per common share, basic	$(1.04)	$(0.10)
Diluted:
Weighted average common shares, basic	16,071	15,976
Dilutive impact of stock options and restricted stock awards	—	—
Weighted average common shares, diluted	16,071	15,976
Net loss from continuing operations per common share, diluted	$(1.04)	$(0.10)

	Nine Months Ended September 30,
	2018	2017
Net (loss) income from continuing operations	$(17,959)	$1,724

Basic:
Shares outstanding at beginning of period	15,949	15,771
Weighted average shares issued during the period, net	84	178
Weighted average common shares, basic	16,033	15,949
Net (loss) income from continuing operations per common share, basic	$(1.12)	$0.11
Diluted:
Weighted average common shares, basic	16,033	15,949
Dilutive impact of stock options and restricted stock awards	—	311
Weighted average common shares, diluted	16,033	16,260
Net (loss) income from continuing operations per common share, diluted	$(1.12)	$0.11

Note 10 - Income Taxes

On December 22, 2017, the SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the Tax Cuts and Jobs Act ("Tax Act"). SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which accounting under Accounting Standards Codification 740, Income Taxes ("ASC 740") is complete. To the extent a company’s accounting for certain income tax effects of the Tax Act is incomplete, but the company is able to determine a reasonable estimate, the company must record a provisional estimate in its financial statements. If a company cannot determine a provisional estimate, it should continue to apply ASC 740 on the basis of the provision of the tax laws that were in effect immediately before the enactment of the Tax Act. Because of the complexity of the new Global Intangible Low-Taxed Income (GILTI) tax rules, the Company continues to evaluate this provision of the Tax Reform Act and the application of ASC 740, Income Taxes. Under U.S. GAAP, the Company is allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”) or (2) factoring such amounts into the Company’s measurement of its deferred taxes (the “deferred method”). The Company’s selection of an accounting policy with respect to the new GILTI tax rules will depend, in part, on analyzing its global income to determine whether it expects to have future U.S. inclusions in taxable income related to GILTI and, if so, what the impact is expected to be. Whether the Company expects to have future U.S. inclusions in taxable income related to GILTI depends on not only the Company’s current structure and estimated future results of global operations, but also its intent and ability to modify its structure. The Company’s currently in the process of analyzing its structure and, as a result, is not yet able to reasonably estimate the effect of this provision of the Tax Reform Act. Therefore, the Company has not made any adjustments related to potential GILTI tax in its financial statements and has not made a policy decision regarding whether to record deferred tax on GILTI.

Deferred Tax Assets and Valuation Allowance

Management assesses available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit the use of the existing deferred tax assets.  The Company had deferred income tax assets of $14.9 million as of September 30, 2018 compared to $13.9 million as of December 31, 2017. Previously, based on information at the prior measurement dates, we did not have a valuation allowance for deferred tax assets arising from US federal income tax net operating loss carryforwards. FASB ASC 740-10-30 indicates that experiencing cumulative losses in recent years is a type of objectively verifiable negative evidence for entities to consider in evaluating the need for a valuation allowance on deferred tax assets. Such objective evidence limits the ability to consider other subjective evidence, such as projections for future growth. The Company has incurred losses in recent years and is in a loss position for the nine months ended September 30, 2018. Because of the impact of cumulative losses have on the determination of the recoverability of deferred tax assets through future earnings, the Company evaluated its ability to realize its deferred tax assets as it would require a substantial amount of objectively verifiable positive evidence of future income to support the realizability of the deferred tax assets. On the basis of this evaluation, the Company established a full valuation allowance as of September 30, 2018 for the full carrying value of deferred tax assets as it was concluded that the negative evidence now outweighs the positive evidence and thus it is more likely than not that the deferred tax assets will not be realized. Losses in the third quarter were greater than previously anticipated. The Company will continue to evaluate its position and the valuation allowance could be reversed in a future period if sufficient objectively verifiable positive evidence outweighs such negative evidence.

Note 11 — Contingencies

The Company is subject to legal proceedings, which arise in the ordinary course of business. Additionally, U.S. Government contract costs are subject to periodic audit and adjustment. In the third quarter of 2016, the Company's Audit Committee commenced an internal investigation into certain activities at our China and Singapore offices to determine whether certain import/export and sales documentation activities were improper and in violation of the U.S. Foreign Corrupt Practices Act ("FCPA") and other applicable laws and certain Company policies. We voluntarily notified and are fully cooperating with the SEC and the U.S. Department of Justice ("DOJ") of the internal investigation. On May 1, 2017, the Company received a subpoena from the SEC for documents relating to the internal investigation. Following the conclusion of the Audit Committee's internal investigation, the Company voluntarily reported the relevant findings of the investigation to the China and Singapore authorities and is fully cooperating. During the three and nine months ended September 30, 2018, we recorded $0.3 million and $0.9 million, respectively, of expenses relating to the internal investigation and the SEC subpoena, including expenses of outside legal counsel and forensic accountants, compared to $0.7 million and $2.3 million, respectively, for the three and nine months ended September 30, 2017. We are currently unable to predict what actions the SEC, DOJ, or other governmental agencies (including China and Singapore authorities) might take, or what the likely outcome of any such actions might be, or estimate the range of reasonably possible fines or penalties, which may be material. The SEC, DOJ, and other governmental authorities have a broad range of civil and criminal sanctions, and the imposition of sanctions, fines or remedial measures could have a material adverse effect on the Company’s business, prospects, reputation, financial condition, liquidity, results of operations or cash flows.

Note 12 — Segment and Related Information

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

Information noted as “Other” primarily relates to the Company’s corporate, home office operations.

Information as to the Company’s reporting segments is set forth below, excluding discontinued operations (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Restaurant/Retail	$28,926	$34,023	$103,273	$133,288
Government	17,436	14,915	51,321	43,776
Total	$46,362	$48,938	$154,594	$177,064

Operating (loss) income:
Restaurant/Retail	$(3,836)	$(3,559)	$(7,244)	$603
Government	1,854	1,267	5,132	4,364
Other	(680)	(304)	(1,536)	(2,568)
	(2,662)	(2,596)	(3,648)	2,399
Other income (expense), net	455	(70)	120	(264)
Interest expense, net	(142)	(39)	(261)	(84)
(Loss) income before benefit from / (provision for) income taxes	$(2,349)	$(2,705)	$(3,789)	$2,051

Depreciation, amortization and accretion:
Restaurant/Retail	$1,215	$886	$3,014	$2,481
Government	6	5	17	16
Other	157	62	460	308
Total	$1,378	$953	$3,491	$2,805

Capital expenditures including software costs:
Restaurant/Retail	$1,098	$1,121	$3,363	$3,452
Government	67	—	104	7
Other	1,067	457	2,600	3,764
Total	$2,232	$1,578	$6,067	$7,223

Revenues by country:
United States	$43,183	$44,418	$144,706	$163,606
Other Countries	3,179	4,520	9,888	13,458
Total	$46,362	$48,938	$154,594	$177,064

The following table represents identifiable assets by reporting segment, excluding discontinued operations (in thousands).

	September 30, 2018	December 31, 2017
Restaurant/Retail	$75,132	$74,257
Government	9,518	8,714
Other	18,146	31,653
Total	$102,796	$114,624

The following table represents assets by country based on the location of the assets, excluding discontinued operations (in thousands).

	September 30, 2018	December 31, 2017
United States	$90,970	$99,284
Other Countries	11,826	15,340
Total	$102,796	$114,624

The following table represents goodwill by reporting unit, excluding discontinued operations (in thousands).

	September 30, 2018	December 31, 2017
Restaurant/Retail	$10,315	$10,315
Government	736	736
Total	$11,051	$11,051

Customers comprising 10% or more of the Company’s total revenues, excluding discontinued operations, are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Restaurant/Retail segment:
McDonald’s Corporation	15%	23%	20%	35%
Yum! Brands, Inc.	13%	17%	11%	14%
Government segment:
U.S. Department of Defense	38%	31%	33%	25%
All Others	34%	29%	36%	26%
	100%	100%	100%	100%

No other customer within All Others represented more than 10% of the Company’s total revenue for the three and nine months ended September 30, 2018 and 2017.

Note 13 — Fair Value of Financial Instruments

The Company’s financial instruments have been recorded at fair value using available market information and valuation techniques.  The fair value hierarchy is based upon three levels of input, which are:

Level 1 − quoted prices in active markets for identical assets or liabilities (observable)
Level 2 − inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in inactive markets, or other inputs that are observable market data for essentially the full term of the asset or liability (observable)
Level 3 − unobservable inputs that are supported by little or no market activity, but are significant to determining the fair value of the asset or liability (unobservable)

The Company’s financial instruments primarily consist of cash and cash equivalents, trade receivables, trade payables, debt instruments and deferred compensation assets and liabilities. The carrying amounts of cash and cash equivalents, trade receivables and trade payables as of September 30, 2018 and December 31, 2017 were considered representative of their fair values.  The estimated fair value of the Company’s long-term debt and line of credit at September 30, 2018 and December 31, 2017 was based on variable and fixed interest rates on such respective dates and approximates their respective carrying values at September 30, 2018 and December 31, 2017.

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

The amount owed to employees participating in the Deferred Compensation Plan at September 30, 2018 was $3.4 million compared to $3.9 million at December 31, 2017 and is included in other long-term liabilities on the consolidated balance sheets.

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

The following table presents a summary of changes in fair value of the Company’s Level 3 assets and liabilities that are measured at fair value on a recurring basis, and are recorded as a component of other current liabilities as of September 30, 2018 and other long-term liabilities as of December 31, 2017 on the consolidated balance sheet (in thousands):

Level 3 Inputs
Liabilities
Balance at January 1, 2017	$4,000
New level 3 liability	—
Total (gains) losses reported in earnings	(1,000)
Transfers into or out of Level 3	$—
Balance at December 31, 2017	$3,000
New level 3 liability	—
Total (gains) losses reported in earnings	(400)
Transfers into or out of Level 3	—
Balance at September 30, 2018	$2,600

Note 14 — Related Party Transactions

The Company leased its corporate wellness facility to related parties at a rate of $9,775 per month. The Company received complimentary memberships to this facility which were provided to its local employees. Expenses incurred by the Company relating to the facility amounted to $0 and $74,000 during the three and nine months ended September 30, 2018, respectively. Expenses incurred by the Company relating to the facility amounted to $51,000 and $174,000 during the three and nine months ended September 30, 2017, respectively. The Company recognized rental income from related parties of $0 and $39,100, respectively, for the three and nine month periods ended September 30, 2018. The Company recognized rental income from related parties of $29,325 and $87,975, respectively, for the three and nine month periods ended September 30, 2017. The rent receivable at September 30, 2018 and December 31, 2017 was zero and $59,000, respectively. This arrangement between the Company and the related party terminated on April 30, 2018.

In October 2016, the Company entered into a statement of work (“SOW”) with Xpanxion LLC for software development services. For the nine months ended September 30, 2017, we incurred approximately $1,000,000 of expenses to Xpanxion, LLC under the SOW. The Company did not incur any expenses to Xpanxion during the nine months ended September 30, 2018. Until his retirement on June 30, 2017, Paul Eurek, a former director of the Company, was President of Xpanxion LLC.

Note 15 — Subsequent Event

On October 1, 2018, the Company finalized a sale of real estate and other assets. The net book value of the assets as of September 30, 2018 was $901,000 and $939,000 as of September 30, 2017 and are classified as assets held for sale on the Company’s consolidated balance sheets. Proceeds from the sale of the real estate and other assets were $1.1 million as presented in the Company’s consolidated statement of cash flows as cash flow from investing activities.

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

Forward-Looking Statements

This Quarterly Report contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not historical in nature, but rather are predictive of our future operations, financial condition, business strategies and prospects. Forward-looking statements are generally identified by words such as “anticipate”, “believe,” “belief,” “continue,” “could”, “expect,” “estimate,” “intend,” “may,” “opportunity,” “plan,” “should,” “will,” “would,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those expressed in, or implied by, the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to: delays in new product development and/or product introduction; changes in customer base and product, and service demands, including changes in product or service demands by the two customers from whom a significant portion of our revenue is derived; risks associated with the internal investigation into conduct at our China and Singapore offices, including sanctions and fines that may be imposed by the U.S. Department of Justice ("DOJ"), the Securities and Exchange Commission (“SEC”), and other governmental authorities; and the other risk factors discussed in this Quarterly Report in Part II, Item 1A. Risk Factors and in our most recent Annual Report on Form 10-K and other filings with the SEC. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as may be required under applicable securities law.
Overview

Our Restaurant/Retail segment provides point-of-sale (“POS”), food safety, and restaurant management technology solutions; and, our Government segment provides intelligence, surveillance, and reconnaissance solutions and mission systems support.

Restaurant/Retail Segment

We are a leading provider of POS solutions to restaurants and retail outlets. Our solutions and services include cloud-based and on-premise software applications, hardware platforms, and related installation, technical, and maintenance support services tailored for the needs of restaurants and retailers. Our product and service offerings include:

•Brink POS, a leading cloud-based enterprise software solution for restaurants, primarily in the quick serve/fast casual categories. As a cloud POS platform, Brink POS scales for use by single and multi-unit operators with traditional and/or mobile platforms; it eliminates the requirement for an in-store back-office server and simplifies software version control and organizational updates. Brink POS provides specific modules and integrates with mobile/online ordering, loyalty, kitchen video systems, guest surveys, enterprise reporting, and mobile dashboard capabilities. Brink POS is sold as a cloud software-as-a-service, SaaS.

•PixelPoint, an on-premise integrated software solution that includes a POS software application, a self-service ordering function, back-office management, and an enterprise level loyalty and gift card information sharing application. The PixelPoint solution is primarily sold to independent table service and quick serve restaurants through channel partners. PixelPoint is also international and can be sold in international restaurant markets.

Our POS hardware platforms are purpose design, purpose built for use in a variety of restaurant environments. Our software and hardware platforms deliver a complete, integrated solution for multi-unit and individual restaurants, franchisees, and enterprise customers in the three major restaurant categories: fast casual, quick serve, and table service. Each of these restaurant categories has distinct operating characteristics and service delivery requirements that are managed by Brink POS and PixelPoint. Both Brink POS and PixelPoint allow customers to configure their technology systems to meet their order entry, food preparation, inventory, and workforce management needs, while capturing real-time transaction data at each location and delivering valuable business intelligence throughout the enterprise.

Our SureCheck solution offers big box, food retail (grocery), C-store and contract food customers with a comprehensive digital food safety and automated task management solution to manage Hazard Analysis & Critical Control Points, to implement Chef Critical Control Points compliance, and to augment facility maintenance. SureCheck provides retail operators a tool to effectively capture and monitor data to manage policy compliance and oversight, loss prevention, merchandising, and other audit functions. The SureCheck platform is comprised of three integrated technologies that are easy to use and quick to deploy: the SureCheck mobile application, a multi-mode wireless temperature-measuring device with optional remote temperatures sensors, and a cloud-based enterprise configuration and reporting server application.

We face competition across all categories in the Restaurant/Retail segment in which we compete based on product design, innovative features and functionality, quality and reliability, price, customer service, and delivery capability.  The food safety and workforce efficiency market is an expanding and evolving market, and SureCheck competes for customers on the same basis as our POS product solutions.

We believe the financial performance of the Restaurant/Retail segment and its future success are primarily dependent upon the growth of our Brink line of business (“Brink”), including Brink POS and other cloud-based software, related hardware, installation and technical support, and other customer services. Our ability to capitalize on the digital revolution disrupting the restaurant space by leveraging our cloud-based technologies and integrated solutions depends on a number of factors, including: our ability to access capital, including under our Credit Agreement (see “Liquidity and Capital Resources” discussion below), other sources of debt financings, or the sale of equity securities; and the timing and size of our investments and expenditures in areas that will drive growth, including: product development, consisting primarily of expenses in software engineering, product development and related personnel costs; sales and marketing, consisting primarily of advertising, marketing, general promotional expenditures, and sales and marketing personnel costs; customer support, consisting primarily of help-desk and related personnel costs; and general and administrative, including IT infrastructure expenditures.
Our Government segment provides technical expertise in contract development of advanced systems and software solutions for the U.S. Department of Defense and other federal agencies, as well as management technology and communications support services to the U.S. Department of Defense.

The strategy for our Government segment is to build on our sustained superior performance on existing service contracts, coupled with investments in enhanced business development capabilities. We believe we are well positioned to realize continued renewals of expiring contracts and extensions of existing contracts, and secure service and solution contracts in expanded areas within the U.S. Department of Defense and other federal agencies. We believe our highly relevant technical competencies, intellectual property, and investments in new technologies provide opportunities to offer systems integration, products, and highly-specialized service solutions to the U.S. Department of Defense and other federal agencies.  The general uncertainty in U.S. defense total workforce policies (military, civilian, and contract), procurement cycles, and spending levels for the next several years are factors we monitor as we develop and implement our business strategy for the Government segment.

Internal Investigation Update

As previously disclosed, in the third quarter of 2016, our Audit Committee commenced an internal investigation into conduct at our China and Singapore offices to determine whether certain import/export and sales documentation activities were improper and in violation of the U.S. Foreign Corrupt Practices Act (“FCPA”) and other applicable laws and certain of our policies. We voluntarily notified, and are fully cooperating with, the SEC and the DOJ of the internal investigation. On May 1, 2017, we received a subpoena from the SEC for documents relating to the internal investigation. The SEC’s investigation is a non-public, fact-finding inquiry. Following the conclusion of the Audit Committee’s internal investigation, we voluntarily reported the relevant findings to the China and Singapore authorities and are fully cooperating. During the three and nine months ended September 30, 2018, we recorded $0.3 million and $0.9 million, respectively, of expenses relating to the internal investigation and the SEC subpoena, including expenses of outside legal counsel and forensic accountants compared to $0.7 million and $2.3 million , respectively, for the three and nine months ended September 30, 2017. See note 10 to the unaudited interim consolidated financial statements for additional information concerning expenses of the internal investigation.

Results of Operations —

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

We reported revenues of $46.4 million for the quarter ended September 30, 2018, a decrease of 5.3% from $48.9 million reported for the quarter ended September 30, 2017.  Our net loss from continuing operations was $16.7 million or $1.04 loss per diluted share for the third quarter of 2018 versus net loss of $1.5 million or $0.10 per diluted share for the same period in 2017. Our year-over-year performance was due to lower Restaurant / Retail hardware revenue and corresponding hardware support service revenue from our traditional tier 1 customers in addition to increased research and development investments in Brink. We were able to offset these reductions with growth in Brink SaaS revenue, continued growth in the Government segment, as well as reductions in general and administrative costs. Additionally, we recorded a one-time valuation allowance of $14.9 million to reduce the carrying value of our deferred tax assets.

Product revenues were $15.5 million for the quarter ended September 30, 2018, a decrease of 25.4% from $20.7 million reported for the same period in 2017. Our hardware sales in the Restaurant/Retail segment were down versus prior year due to unfavorable domestic and international sales with our traditional tier 1 customers. Hardware sales related to Brink were $2.5 million for the quarter ended September 30, 2018, an increase of 21% from the $2.0 million in the quarter ended September 30, 2017.

Service revenues were $13.5 million for the quarter ended September 30, 2018, an increase of 1.2% from $13.3 million reported for the same period in 2017, primarily due to a 61% increase in SaaS and service support revenue related to Brink offset by a decrease in hardware support services. The increase in Brink related revenue was driven by an increase in the installment base of 87% from September 30, 2017 to September 30, 2018.

Contract revenues were $17.4 million for the quarter ended September 30, 2018, an increase of 16.9% from $14.9 million reported for the same period in 2017.  The increase reflects growth associated with both Mission Systems (“MS”) and Intelligence, Surveillance, and Reconnaissance (“ISR”) lines of business. The Government segment experienced the fourth quarter in a row of positive year-over-year growth.

Product margins for the quarter ended September 30, 2018 were 21.9%, compared to 23.4% for the same period in 2017. The decrease in product margin is primarily due to increases in reserves for SureCheck product inventory.

Service margins for the quarter ended September 30, 2018 were 23.9%, compared to 23.1% recorded for the same period in 2017. Service margins for the quarter ended September 30, 2018 increased mainly due to increased contribution from SaaS revenue.

Contract margins for the quarter ended September 30, 2018 were 11.0%, compared to 8.8% for the same period in 2017. The increase in margin is primarily due to an increase in ISR product sales.

Selling, general and administrative (SG&A) expenses for the quarter ended September 30, 2018 were $8.0 million, a decrease of 12.0% compared to the $9.1 million for the quarter ended September 30, 2017. We were able to reduce total SG&A costs while increasing sales and marketing for Brink by $0.6M.

Research and development (R&D) expenses were $3.0 million for the quarter ended September 30, 2018, an increase of 18.3% from $2.5 million for the same period in 2017. The increase is attributable to an increase of $1.0 million in Brink research and development expenses.

During each of the quarters ended September 30, 2018 and September 30, 2017, we recorded $0.2 million of amortization expense associated with identifiable intangible assets acquired in the Brink Acquisition.

Other income, net, was $455,000 for the quarter ended September 30, 2018, compared to other expense, net of $70,000 for the same period in 2017. Other income in the quarter reflects a valuation adjustment for a contingent liability (see note 12 to the unaudited interim consolidated financial statements).

Interest expense, net, was $142,000 for the quarter ended September 30, 2018 compared to $39,000 for quarter ended September 30, 2017. This increase is due to increased borrowings on the line of credit under our Credit Facility as well as increases in underlying reference rates.

For the three months ended September 30, 2018, our effective income tax rate was (611.1)%, compared to 43.9% for the same period in 2017. The change in our effective income tax rate is primarily due to the lower statutory federal income tax rate under the Tax Act as well as a favorable increase to permanent differences in taxable income, offset by the impact of the establishment of a full valuation allowance on our net deferred tax assets.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

We reported revenues of $154.6 million for the nine months ended September 30, 2018, a decrease of 12.7% from $177.1 million reported for the nine months ended September 30, 2017.  Our net loss from continuing operations was $18.0 million or $1.12 loss per diluted share for the nine months ended September 30, 2018 versus net income of $1.7 million or $0.11 per diluted share for the same period in 2017. Our year-over-year unfavorable performance was due to lower Restaurant / Retail hardware revenue and corresponding hardware support service revenue from our traditional tier 1 customers. We were able to offset these reductions with continued growth in the Government segment, reductions in general and administrative costs and growth in Brink revenue, including related SaaS, hardware and support services. Additionally, we recorded a one-time valuation allowance of $14.9 million to reduce the carrying value of our deferred tax assets.

Product revenues were $62.7 million for the nine months ended September 30, 2018, a decrease of 30.8% from $90.6 million recorded for the same period in 2017. Our hardware sales in the Restaurant/Retail reporting segment were down versus prior year as we lapped major hardware project installations with a large domestic customer in both the first and second quarters of 2017 in addition to lower international revenue in the Restaurant/Retail reporting segment versus prior year.

Service revenues were $40.6 million for the nine months ended September 30, 2018, a decrease of 4.9% from $42.7 million reported for the same period in 2017, primarily due to a decrease in hardware support services and hardware installations with our traditional customers, partially offset by a $2.6 million increase in Brink SaaS revenue.

Contract revenues were $51.3 million for the nine months ended September 30, 2018, an increase of 17.2% from $43.8 million reported for the same period in 2017.  The increase reflects a 23% growth in ISR and 13% growth in MS year-over-year.

Product margins for the nine months ended September 30, 2018 were 25.2%, compared to 25.1% for the same period in 2017. Product margins for the nine months ended were consistent compared to the prior year with favorable product mix offset by pricing pressure on hardware.

Service margins for the nine months ended September 30, 2018 were 26.1%, compared to 27.1% recorded for the same period in 2017. Service margins for the nine months ended September 30, 2018 decreased due to increased investments in the Company's call center to support growth in Brink installment base and unfavorable overhead absorption related to a decline in hardware support services, partially offset by favorable product mix driven by growth in SaaS revenue.

Contract margins for the nine months ended September 30, 2018 were 10.4%, compared to 10.3% for the same period in 2017.  Improved ISR margins offset a reduction in MS margins year-over-year.

SG&A expenses for the nine months ended September 30, 2018 were $25.6 million, a decrease of 7.2% compared to the $27.6 million for the nine months ended September 30, 2017. The decrease is primarily due to a reduction in costs associated with the internal investigation into conduct at our China and Singapore offices, and cost savings in domestic and international operations partially offset by additional investments in sales to support the growth of Brink. SG&A expenses associated with the internal investigation for the nine months ended September 30, 2018 were $0.9 million as compared to $2.3 million for the nine months ended September 30, 2017.

Research and development expenses were $9.1 million for the nine months ended September 30, 2018, an increase of 11.3% from $8.2 million for the same period in 2017. This increase is primarily attributable to an increase of $1.4 million in Brink research and development expenses.

During each of the nine months ended September 30, 2018 and September 30, 2017, we recorded $0.7 million of amortization expense associated with identifiable intangible assets acquired in the Brink Acquisition.

Other income, net, was $0.1 million for the nine months ended September 30, 2018, compared to other expense, net of $0.3 million for the same period in 2017.  Other income/expense primarily includes fair market value fluctuations of our deferred compensation plan, valuation adjustments for a contingent liability (see note 12 to the unaudited interim consolidated financial statements), rental income, and foreign currency fair value adjustments.

Interest expense, net, was $261,000 for the nine months ended September 30, 2018 compared to $84,000 for nine months ended September 30, 2017 due to increased borrowings on the line of credit under our Credit Facility and increases in the underlying reference rates.

For the nine months ended September 30, 2018, our effective income tax rate was (374.0)%, compared to 15.9% for the same period in 2017. The change in our effective income tax rate is primarily due to the lower statutory federal income tax rate under the Tax Act, offset by lower favorable temporary differences resulting from stock compensation and the impact of the establishment of a full valuation allowance on our net deferred tax assets.

Liquidity and Capital Resources

Our primary sources of liquidity have been cash flow from operations and borrowings under our Credit Facility. Cash used in operating activities from continuing operations was $2.0 million for the nine months ended September 30, 2018, compared to cash used in operating activities from continuing operations of $7.8 million for the same period in 2017.  This decrease in cash used in operating activities was primarily driven by a decrease in net working capital requirements partially offset by a decrease in year-over-year operating income.

Cash used in investing activities from continuing operations was $4.9 million for the nine months ended September 30, 2018 versus $7.2 million for the nine months ended September 30, 2017.  In the nine months ended September 30, 2018, our capital expenditures of $3.0 million were primarily related to the implementation of our enterprise resource planning system and capital improvements made to our owned and leased properties compared to $3.9 million in the nine months ended September 30, 2017. We capitalized $3.1 million in costs associated with investments in our Restaurant/Retail segment software platforms during the nine months ended September 30, 2018 compared to $3.3 million for the nine months ended September 30, 2017.  The capital expenditures and capitalized software costs were offset by proceeds from a pending real estate transaction of $1.1 million.

Cash provided by financing activities from continuing operations was $6.6 million for the nine months ended September 30, 2018, reflecting $6.0 million of net borrowings under our line of credit and $0.7 million of proceeds from exercised employee stock options offset by payments of $0.1 million on a real estate loan. Cash provided by financing activities were in line with the $6.8 million provided by financing activities for the nine months ended September 30, 2017.

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

On September 30, 2018, the applicable rate under the Credit Facility was 1.5% plus LIBOR. There was a $7.0 million outstanding balance and up to $18.0 million available under the Credit Facility as of September 30, 2018.

In addition to the Credit Facility, the Company has a loan, collateralized by a mortgage on certain real estate, with a balance of $0.2 million and $0.4 million as of September 30, 2018 and 2017, respectively. This loan matures on November 1, 2019. The interest rate is fixed at 4.00% through the maturity date of the loan. The annual loan payment including interest through November 1, 2019 totals $0.2 million. On October 1, 2018, the Company finalized a sale of the real estate held as collateral and the remaining balance on the loan was paid in full.

The Company continues to increase its investment of resources required to fund the growth of Brink. The investments in areas such as research and development, sales and marketing, customer support (help desk), and IT infrastructure have outpaced cash provided from other operating activities. As a result, the Company has experienced operating losses four of the last five quarters and this trend is expected to continue as we execute the Brink strategy.
Based on our current estimates we anticipate that we will not meet the financial maintenance covenant requirements under our Credit Agreement for the fourth quarter of 2018. In the event of non-compliance and if we are unable to secure waivers or modifications to our Credit Agreement or timely receipt of alternative sources of capital to allow us to come into compliance with the covenants or allow us to repay or refinance the Credit Agreement, an event of default may occur under the Credit Agreement (see Item 1A. “Risk Factors”). In such a case, we may no longer have access to the liquidity provided by the Credit Agreement and, as a result, we might not have sufficient liquidity to make the anticipated investments in Brink and satisfy operating expenses, capital expenditures and other cash needs. We are evaluating alternative sources of capital, including modifications to our Credit Agreement, debt financings and/or future sales of our equity securities, and the equity value of our real estate holdings. Brink related revenue growth and revenue growth in our Government business, controlled and/or reduced expenditures, obtaining the necessary waivers or modifications to our Credit Agreement, and/or securing alternative sources of capital are necessary for the Company to fully execute the Brink strategy; if we are not successful, we may need to reduce and/or delay the timing of our investments in Brink.
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

Recently Issued Accounting Pronouncements Not Yet Adopted

In February 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-02, "Leases (Topic 842)", impacting the accounting for leases intending to increase transparency and comparability of organizations by requiring balance sheet presentation of leased assets and increased financial statement disclosure of leasing arrangements. The revised standard will require entities to recognize a liability for its lease obligations and a corresponding asset representing the right to use the underlying asset over the lease term. Lease obligations are to be measured at the present value of lease payments and accounted for using the effective interest method. The accounting for the leased asset will differ slightly depending on whether the agreement is deemed to be a financing or operating lease. For finance leases, the leased asset is depreciated on a straight-line basis and recorded separately from the interest expense in the income statement resulting in higher expense in the earlier part of the lease term. For operating leases, the depreciation and interest expense components are combined, recognized evenly over the term of the lease, and presented as a reduction to operating income. The ASU requires that assets and liabilities be presented or disclosed separately and classified appropriately as current and noncurrent. The ASU further requires additional disclosure of certain qualitative and quantitative information related to lease agreements. The new standard is effective for the Company beginning in the first quarter of 2019. In July 2018, the FASB issued new guidance that provided for a new optional transition method that allows entities to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to opening retained earnings. Under this approach, comparative periods are not restated. The Company expects to adopt this guidance when effective using the optional transition method. Adoption will have a material impact on the Company's consolidated financial statements, primarily to the consolidated balance sheets and related disclosures, as a result of recognizing right-of-use assets and lease liabilities arising from its operating leases. We are reviewing contracts with our lessors of offices, vehicles and other equipment to determine whether these agreements contain any potential embedded leases. Although our assessment is not complete, we currently expect the adoption of this guidance to result in the addition of significant balances of leased assets and corresponding lease liabilities to our consolidated balance sheets, primarily related to our lease of office space and vehicles.

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date, based on historical experience, current conditions, and reasonable and supportable forecasts. In addition, ASU 2016-13 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The amendment is effective for the Company beginning with its fiscal year ending December 31, 2019, however early application is permitted for reporting periods beginning after December 15, 2018. The Company does not anticipate ASU 2016-13 will have a material impact to the consolidated financial statements.

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

In August 2018, the FASB issued ASU 2018-13, “Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement .” ASU 2018-13 modifies the fair value measurements disclosures with the primary focus to improve effectiveness of disclosures in the notes to the financial statements that is most important to the users. The new guidance modifies the required disclosures related to the valuation techniques and inputs used, uncertainty in measurement, and changes in measurements applied. ASU 2018-13 is effective for the Company beginning with and including its fiscal year ending December 31, 2019 and each quarterly period thereafter. Early adoption is permitted. The Company is currently assessing the impact this new guidance may have on the Company’s consolidated financial statements and footnote disclosures.

In August 2018, the FASB issued ASU 2018-15, “Intangibles - Goodwill and Other (Topic 350) - Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.” ASU 2018-15 provides guidance on the measurement of costs for internal-use software during the design, development and implementation stages for customers in a cloud based hosting arrangement. AU 2018-15 also requires the capitalized costs associated with the design, development and implementation of cloud based, hosted arrangements to be amortized over the term of the hosting arrangement. ASU 2018-15 will be effective for the Company on January 1, 2020, with earlier adoption permitted; it is not expected to have a material impact on the Company's consolidated financial statements.

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
The Company adopted ASU 2014-09 effective January 1, 2018 using the modified retrospective method. Under that method, we applied the standard to all contracts existing as of January 1, 2018. There was no impact to the Company’s retained earnings for the nine months ended September 30, 2018 as a result of the adoption of ASC 606.
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

In May 2017, the Financial Accounting Standards Board (FASB) issued ASU 2017-09, “Compensation - Stock Compensation (Topic 718) - Scope of Modification Accounting.” ASU 2017-09 clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. Under ASU 2017-09, an entity does not apply modification accounting to a share-based payment award if all of the following are the same immediately before and after the change: (i) the award's fair value, (ii) the award's vesting conditions and (iii) the award's classification as an equity or liability instrument. ASU 2017-09 became effective for us on January 1, 2018 and did not have a material impact on the Company's unaudited consolidated financial statements for the nine months ended September 30, 2018.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not Required.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of September 30, 2018. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2018.

Changes in Internal Controls Over Financial Reporting.

There were no changes in internal control over financial reporting during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our ability to execute our business plan and continue to fund current operations will require us to obtain waivers or modifications to our Credit Agreement or secure alternative sources of capital, which may be unavailable on acceptable terms, or at all. We have experienced operating losses in the last four out of five quarters, inclusive of the current quarter ended September 30, 2018. As discussed above under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources”, our ability to successfully execute our strategy, requires that we continue to invest in Brink; however, allocation of our capital resources in Brink, without corresponding revenue growth, controlled or reduced expenditures, and/or access to other sources of capital, creates a circumstance that we may not meet the maximum leverage ratio and minimum EBITDA covenants under the Credit Agreement during the fourth fiscal quarter of 2018. In the event of non-compliance and if we are unable to secure waivers or modifications to the Credit Agreement or alternative sources of capital to allow us to come into compliance with the covenants or allow us to repay or refinance the Credit Agreement, an event of default may occur under the Credit Agreement. If an event of default were to occur under the Credit Agreement, our lender may accelerate the payment of amounts outstanding and otherwise exercise any remedies to which it may be entitled. In addition, in such a case, we may no longer have access to the liquidity provided by the Credit Agreement and, as a result, we may not have the sufficient liquidity to make the anticipated investments in Brink and satisfy operating expenses, capital expenditures and other cash needs. (see note 1 to the unaudited interim consolidated financial statements).  No assurance can be given that we will be successful in obtaining necessary waivers or modifications to our Credit Agreement or other sources of capital will be available, or, if available, will be on terms acceptable to us.  Our ability to successfully execute on our business strategy in the near term is largely dependent on our ability to obtain waivers or modifications to our Credit Agreement or secure alternative sources of capital, and over time will be impacted by our ability to attain operating efficiencies, control expenditures, and, ultimately, to generate additional revenue. If we are unable to obtain necessary waivers or modifications to our Credit Agreement or secure additional sources of capital in the near term and, in the longer term, successfully execute on our business strategy, we may need to pursue alternative strategies and might not be able to continue as a going concern.

Our business could be negatively impacted as a result of shareholder activism. Recently we have been the focus of shareholder activism and demands concerning our management, governance, strategic direction, and operations. Such activism can be disruptive to our business, divert the attention of our management and employees, and result in significant additional expense to us. In addition, any perceived uncertainties as to our future direction resulting from such a situation could result in the loss of potential business opportunities, be exploited by our competitors, cause concern to our current or potential customers, and make it more difficult to attract and retain qualified personnel and business partners, all of which could adversely affect our business. In addition, actions of activist shareholders may cause significant fluctuations in our stock price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business.

Significant changes in U.S. and international trade policies that restrict imports or increase tariffs could have a material adverse effect on our results of operations. We depend on third-party manufacturers and suppliers located outside of the United States, including in China, in connection with the manufacture of certain of our products and related components. Accordingly, our business is subject to risks associated with international manufacturing.  For example, the Trump Administration has called for substantial changes to U.S. foreign trade policy, including the possibility of imposing greater restrictions on international trade and significant increases in tariffs on goods imported into the United States, and has increased tariffs on certain goods imported into the United States from China.  Increased tariffs on goods imported from China or the institution of additional protectionist trade measures could adversely affect our manufacturing costs, and in turn our business, financial condition, operating results, and cash flows.

Item 2.	Unregistered Sales of Equity Securities and Use Of Proceeds

Under our equity incentive plans, employees may elect to have us withhold shares to satisfy minimum statutory federal, state and local tax withholding obligations arising from the vesting of their restricted stock. When we withhold these shares, we are required to remit to the appropriate taxing authorities the market price of the shares withheld, which could be deemed a purchase of shares by us on the date of withholding. For the nine months ended September 30, 2018, no shares were withheld.

Item 5.	Other Information

On the third (3rd) full trading day (“Grant Date”) of the Company's common stock on the New York Stock Exchange following the Company's disclosure of its quarterly financial results for the quarter ended September 30, 2018, Director Savneet Singh will be granted such number of shares of restricted stock of the Company equal to the quotient of $7,945.00 divided by the closing price of the Company’s common stock on the Grant Date and such shares shall immediately vest. The shares of restricted stock will be granted under the PAR Technology Corporation 2015 Equity Incentive Plan in consideration for Director Singh’s service as a director for the period from April 20, 2018 through June 8, 2018 (“stub-service period”). As previously disclosed in the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on April 12, 2018, consistent with the compensation paid to the Company’s non-employee directors at the time, Director Singh was paid the cash portion of his non-employee director compensation for the stub-service period; however, Mr. Singh did not receive the equity portion of his compensation for the stub-service period.

Item 6.	Exhibits

Exhibit Number		Incorporated by reference into this Quarterly Report on Form 10-Q		Date Filed or Furnished
	Exhibit Description	Form	Exhibit No.

10.1††	Offer Letter Amendment (Donald H. Foley), dated August 7, 2018	10-Q	10.8	August 9, 2018

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended			Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended			Filed herewith

32.1	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350			Furnished herewith

32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350			Furnished herewith

101.INS	XBRL Instance Document			Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document			Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document			Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document			Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document			Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document			Filed herewith
†† Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAR TECHNOLOGY CORPORATION
(Registrant)

Date:	November 9, 2018	/s/ Bryan A. Menar
Bryan A. Menar
Chief Financial and Accounting Officer
(Principal Financial Officer)