Form 10-K
period 2018-12-31
PAR TECHNOLOGY CORP
filed 2019-03-18
CIK 708821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549
FORM 10-K
☑           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2018
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T §232.405 of the Chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K §229.405 is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” , and "emerging growth company" in Rule 12b-2 of the Exchange Act.:

Large Accelerated Filer ☐
Accelerated Filer ☑
Non Accelerated Filer ☐
Smaller reporting company ☑
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐   No ☑
The aggregate market value of the registrant’s voting common stock held by non-affiliates (computed by reference to the price at which the common stock was last sold) was $203,909,610 on June 29, 2018.
There were 16,243,361 shares of common stock outstanding as of March 11, 2019.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2018 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K.

PAR Technology Corporation
Form 10-K
For the Fiscal Year Ended December 31, 2018

Forward Looking Statements
This Annual Report on Form 10-K (“Annual Report”) contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), Section 27A of the Securities Act of 1933, as amended ("Securities Act"), and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not historical in nature, but rather are predictive of our future operations, financial condition, business strategies and prospects. Forward-looking statements are generally identified by words such as “anticipate”, “believe,” “belief,” “continue,” “could”, “expect,” “estimate,” “intend,” “may,” “opportunity,” “plan,” “should,” “will,” “would,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those expressed in, or implied by, the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Annual Report, including in “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise, except as may be required under applicable securities law.
PART I

Item 1:	Business.

General.

PAR Technology Corporation, through its wholly-owned subsidiaries - ParTech, Inc. and PAR Government Systems Corporation - operates in two distinct reporting segments, Restaurant/Retail and Government.  Our Restaurant/Retail segment provides point-of-sale (“POS”) and management technology solutions; and, our Government segment provides intelligence, surveillance, and reconnaissance (“ISR”) solutions and mission systems support.

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

Restaurant/Retail Segment:  We are a leading provider of POS solutions to restaurants and retail outlets. We derived approximately 67% of our total consolidated revenues from our Restaurant/Retail segment in 2018, 19% of which we derived from customers of Brink POS, services and hardware.

Products and Services.  Our products and services consist of POS technology solutions, including our cloud-based, software-as-a-service ("SaaS") Brink POS and on-premise POS PixelPoint solutions; our POS hardware platforms; and our installation, technical, and maintenance support services, all tailored for the needs of restaurants and retailers.

Point-of-Sale Software. PAR continues to be a leading provider of POS solutions to restaurants and retail; primarily through Brink POS ("Brink"), we continue to expand our restaurant base and type of customers (tier 1, 2 and 3). Brink POS scales for use by single and multi-unit operators with traditional and/or mobile platforms. Brink POS is a leading solution for restaurants, particularly in the quick serve restaurant (QSR) /fast casual restaurant categories. A cloud-based platform, Brink POS eliminates the requirement for an in-store back-office server and simplifies software version control and organizational updates. Brink POS provides and integrates into mobile/online ordering, loyalty, kitchen video systems, guest surveys, enterprise reporting, and mobile dashboards.

In addition to Brink POS, PixelPoint offers an on-premise integrated software solution, that includes a POS software application, a self-service ordering function, back-office management, and an enterprise level loyalty and gift card information sharing application.  The PixelPoint solution is primarily sold to QSR and independent table service restaurants through channel partners.

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

POS Hardware. PAR EverServ POS platforms are designed to reliably operate in harsh environments associated with food service. PAR EverServ platforms are durable and highly functioning, scalable, and easily integrated - offering customers competitive performance at a cost-conscious price. PAR’s hardware platforms are compatible with popular third-party operating systems, support a distributed processing environment and are suitable for a broad range of use and functions within the markets served.

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

PAR’s hardware platform offerings are primarily comprised of three POS product lines: EverServ 600 Series, built with the rugged durability PAR is known for and is a value platform for operators that require fewer features/functions. Its small ergonomic footprint is ideal for installations where space is at a premium. Its solid design is quiet, offers low power consumption, and minimizes maintenance; EverServ 8000 Series, designed and developed based on Intel processors, boasts a modern design and, while it is one of the smallest footprints available in the market, it is built to operate in harsh environments and endure high customer traffic and transaction activities; and EverServ tablets, designed to operate in harsh environments and features extended battery life.  Our EverServ mobility family of hardware platforms also include a variety of docking and charging stations, the ability to use magnetic credit and debit cards and payment systems, hand and shoulder straps and holsters to support the variety of product applications.

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

Food Safety/Task Management. Of the approximately 67% of total consolidated revenues contributed by our Restaurant/Retail segment in 2018, 3% was derived from the SureCheck solution. The SureCheck solution offers big box, food retail (grocery), C-store and contract food customers with a comprehensive digital food safety and automated task management solution to manage Hazard Analysis & Critical Control Points, to implement Chef Critical Control Points compliance, and to augment facility maintenance. SureCheck provides retail operators a tool to effectively capture and monitor data to manage policy compliance and oversight, loss prevention, merchandising, and other audit functions. The SureCheck platform is comprised of three integrated technologies that are easy to use and quick to deploy: the SureCheck mobile application, a multi-mode wireless temperature-measuring device with optional remote temperatures sensors, and a cloud-based enterprise configuration and reporting server application. SureCheck competes for customers on the same basis as our POS product solutions.

Sales, Marketing and Distribution

In the U.S., we market and sell our products through our dedicated sales teams, which directly interface with our tier 1 customers (owner and/or operator of 2,000 or more sites), tier 2 customers (owner and/or operator of 101-1,999 sites) and tier 3 customers (owner and/or operator of a 2 - 100 sites). Our international sales teams also market and sell our products and services to tier 1 customers outside of the U.S., as well as local/regional customers, from in-country offices. We also use channel partners to market and sell our products and services both in the U.S. and internationally.

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

Competition

POS software and hardware offerings to the restaurant and retail markets is highly competitive and rapidly evolving. Most of our significant customers have several approved suppliers of software and/or hardware similar to one or more of our products. We compete in these markets directly with product offerings from Oracle Corporation, NCR Corporation, and others. We compete on the basis of product delivery (cloud-based v. traditional on-premises software applications), existing and planned product design, features and functionality, software application and integration capabilities, quality and reliability, product development capabilities, price, and customer service. Our competitive advantages include our integrated solutions offerings, including our cloud (SaaS delivery model) and on-premise software, ergonomic purpose-built hardware, advanced development capabilities, extensive domain knowledge and expertise, excellent product reliability, a customer dedicated direct sales force organization, and world class and responsive customer service and support. As relevant technologies evolve and customer demands and expectations increase, so do the competitive pressures in the market, with new companies entering and existing companies expanding their product and service portfolios. We expect competition in the restaurant POS market to continue to increase, including competition from both cloud-based and traditional on-premise POS software and hardware providers, payment processing companies expanding into the POS market, and other business software and solution providers. As to many of our product and service offerings, we face competition from companies who have access to significantly more financial and technical resources than we possess.

Research and Development
Continuous product research, innovation, and product development are an integral part of our business. We continuously evaluate customer needs, and new and relevant technologies, to enable us to develop innovative products together with enhancements to our existing products that improve and/or add to their functionality, performance, operation, and integration capabilities; from leveraging the latest innovations in cloud computing to hand-held wireless devices to advances in internet performance. Research and development expenses were $12.4 million in 2018 and $12.0 million in 2017. We capitalize certain software costs in accordance with Financial Accounting Standards Board (FASB), Accounting Standards Codification (“ASC”) Topic No. 985 and in accordance with FASB ASC Topic No. 350. See Note 1 - Summary of Significant Accounting Policies, Identifiable intangible assets - of Notes to Consolidated Financial Statements (Part II, Item 8 of this Annual Report) for further discussion.

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
▪leading the development of technologies to train and test artificial intelligence systems;
▪developers of mobile computing applications for Android, iOS, and Windows;
▪architecting privacy, compliance and governance for sensitive customer data; and
▪developers of geospatial information system (“GIS”) solutions.

We are actively engaged in the development of mobility applications that support the needs of mobile teams with real-time situation awareness and distributed communications. ISR has a strong legacy in the advanced research, development and productization of geospatial information assurance (“GIA”) technology involving steganography, steg analysis, digital watermarking, and digital media forensics. These enabling technologies have been used to provide increased protection and security of geospatial data. Intelligence, Surveillance, and Reconnaissance also provides scientific and technical support to the U.S. Intelligence Community.

Systems Engineering & Evaluation. We integrate and test a broad range of government and industry research and development solutions. We design, integrate, and operate antenna data collection solutions for experimentation, demonstration, and test support. We also provide technical engineering and analysis services to intelligence community customers, supporting development and deployment of advanced prototypes and quick reaction systems.

Mission Systems

Satellite & Telecommunications Support. We provide a wide range of technical and support services to sustain mission critical components of the Department of Defense Information Network (DoDIN). These services include continuous 24/7/365 Satellite and Teleport facility operations and maintenance, engineering and installation services to include Inside and Outside Plant (ISP/OSP) services, and maintenance of infrastructure and information systems for low frequency (VLF), high frequency (HF) and very high frequency (VHF) ground-based radio transmitter/receiver facilities including high tower antennas. We operate and maintain satellite communications and teleport facilities with extremely high frequency (EHF) and super high frequency (SHF) satellite communication earth terminals, and supports telecommunications architectures including fixed submarine broadcast systems and High-Frequency Global Communications Systems (HFGCS). The DoD communications earth stations operated by PAR are the primary communications systems utilized by the national command authority and military services to exercise command and control of the nation’s air, land and naval forces and provide support to allied coalition forces.

Space & Satellite Control Support. We specialize in supporting globally deployed operational forces by providing reliable 24/7/365 satellite control services for FLTSAT, UHF Follow-On, Polar EHF, and MUOS satellite constellations. In addition to satellite control center operations, we provide telemetry, tracking, and control mission planning for Command, Control, Communications, Computers, Intelligence, Surveillance, and Reconnaissance (C4ISR) operations, satellite ground systems sustainment, maintenance and upgrades, Communications Security (COMSEC) management, anomaly response, notification, resolution and process improvement, and emergency response and disaster recovery services. Our experience also includes launch and early orbit (L&EO) rehearsals and support and on-orbit operations training.

Information Systems Support. We provide comprehensive, dependable, and secure information systems support services to the DoD and federal agencies. These services include ITIL-based, Tier 0 to 3 service desk operations for thousands of enterprise users, network system administration, database administration, information assurance/system security, information security training, and SIPRNet and NIPRNet management. We also perform maintenance, auditing, monitoring, upgrades, planning, testing, integration and configuration services, to include for security systems including Intrusion Detection Systems (IDS).

The Mission Systems group supports critical information systems which operate elements of the DoDIN to support the National Command Authority (President & Joint Chiefs of Staff), DoD and other government agencies. Our system troubleshooting and regulatory experts support the customer mission around the globe. More than 50% of our footprint is outside the continental U.S. with contracts in Europe, Africa, Australia, and U.S. commonwealths and territories in the Pacific and Caribbean.

PAR has strong and enduring relationships with a diverse set of customers throughout the U.S. DoD and federal government. Our track record of delivering mission critical services to its government customers spans decades, and includes contracts continuing 15 years or more. We work closely with our customers, with the high preponderance of our mission system employees co-located at customer sites. Our strong relationships and on-site presence with our customers enable PAR to develop substantive customer and technical domain knowledge, and translate mission understanding into exemplary program execution and continued demand for PAR’s services.

Marketing and Competition
We obtain contracts primarily through competitive proposals in response to solicitations from government organizations and prime contractors. In addition, PAR often obtains contracts by submitting unsolicited proposals. Although we believe we are well positioned in our business areas, competition for government contracts is intense. Many of our competitors are major corporations, or subsidiaries thereof, that are significantly larger and have substantially greater financial resources. We also compete with many smaller, economically disadvantaged companies, many of which are designated by the government for preferential “set aside” treatment, that target segments of the government contract market. The principal competitive factors are past performance, the ability to perform the statement of work, price, technological capabilities, management capabilities and service. Many of our department of defense customers are migrating to low-price/technically acceptable procurements while leveraging commercial software standards, applications, and solutions.

Backlog
The value of existing Government contracts at December 31, 2018, net of amounts relating to work performed to that date, was approximately $138.6 million, of which $30.2 million was funded. The value of existing Government contracts at December 31, 2017, net of amounts relating to work performed to that date, was approximately $111.1 million, of which $38.2 million was funded. Funded amounts represent those amounts committed under contract by Government agencies and prime contractors. Of the December 31, 2018 Government contract backlog of $138.6 million, approximately $53.6 million is expected to be completed in calendar year 2019, as funding is committed.

Intellectual Property and Other Rights
Many of our products and other components are developed and designed internally based on our existing copyrighted work and/or patents issued or pending; our other products include software or other intellectual property licensed from third parties.  We establish, maintain and protect our intellectual property rights and other proprietary information through the use of patents, copyrights, trademarks, and trade secret laws.  We have a number of U.S. and foreign patents and patents pending as well as registered and common law trademarks that protect our brand associations and symbolize our goodwill, as well as copyrights that relate to internally developed software and, various distinctive characteristics of our products. We also rely on a combination of confidentiality and assignment of invention agreements with our employees and consultants, and enter into confidentiality and licensing agreements with customers and parties with whom we have strategic relationships. We believe our patents, copyrights, trademarks, and trade secrets have value, and we believe our use and reliance on the intellectual property laws of the U.S. and foreign countries, as well as our agreements and licenses protect and maintain our rights in our intellectual property and other proprietary information. However, despite our efforts, unauthorized third parties may attempt to use, copy, or otherwise obtain and market or distribute our intellectual property and/or our other proprietary information; moreover, the rapidly changing technology in the Restaurant/Retail segment and the Government segment make our future success dependent on the development skills, innovative designs, and technological expertise of our employees rather than on the protection afforded by patent, copyright, trademark, and trade secret laws.

Employees
As of December 31, 2018, we employed approximately 1,000 full-time employees, including approximately 51% in our Restaurant/Retail segment, 44% in our Government segment (27% of which are covered by collective bargaining agreements), and 5% who are corporate employees.  We consider our relationship with our employees to be good.

Available Information
Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available, free of charge, on our website at www.partech.com “About - Investors, SEC Filings”, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission (“SEC”). The information posted on or accessible through our website is not incorporated into this Annual Report on Form 10-K.

Executive Officers of the Registrant

The following table sets forth information about our executive officers.

Name	Age	Positions and Offices
Savneet Singh	36	Interim Chief Executive Officer, President, and Director of the Company and President of ParTech, Inc.
Bryan A. Menar	43	Chief Financial Officer and Vice President of the Company
Matthew R. Cicchinelli	56	President of PAR Government Systems Corporation and Rome Research Corporation

Savneet Singh. Mr. Singh joined PAR’s Board of Directors in April 2018, and has served as the Interim Chief Executive Officer and Interim President of the Company and Interim President of ParTech, Inc., since December 4, 2018.  Mr. Singh is a partner of CoVenture, LLC, a multi-asset manager with funds in venture capital, direct lending, and crypto currency. He has served as a partner of CoVenture since June 2018. From 2017 - 2018, Mr. Singh served as the managing partner of Tera-Holdings, LLC., a holding company of niche software businesses that he co-founded. In 2009, Mr. Singh co-founded GBI, LLC (f/k/a Gold Bullion International, LLC (GBI)), an electronic platform that allows investors to buy, trade and store physical precious metals. During his tenure at GBI, from 2009 - 2017, Mr. Singh served as GBI’s chief operating officer, its chief executive officer, and its president. In 2018, Mr. Singh joined the board of directors of Blockchain Power Trust (TSXV: BPWR.UN; TEP.DB).

Bryan A. Menar. Mr. Menar joined the Company as Chief Financial Officer and Vice President on January 3, 2017. From January 2015 to January 2017, Mr. Menar served as Vice President, Financial Planning and Analysis of Chobani, LLC, a producer of Greek Yogurt products based in Central New York. In this role, Mr. Menar was responsible for corporate financial analysis, including forecasting, budgeting, business reviews and financial presentations for both internal and external stakeholders and partners. From October 2012 to December 2014, Mr. Menar served as Director of Financial Planning and Analysis for Chobani. In addition, Mr. Menar served as a consultant with J.C. Jones & Associates, a national business consulting firm, from 2010 to 2012, and as Vice President, Merchant Bank Controllers, of Goldman Sachs & Co. from 2002 - 2010. Mr. Menar is a Certified Public Accountant.

Matthew R. Cicchinelli .   Mr. Cicchinelli was named President of PAR Government Systems Corporation and Rome Research Corporation effective December 12, 2015. Mr. Cicchinelli joined PAR in 2011 as Executive Director for Operations, and in 2013 was promoted to Vice President, Intelligence, Surveillance and Reconnaissance (“ISR”) Innovations. Prior to joining PAR, Mr. Cicchinelli served in various senior roles with the United States Marine Corps and the Department of Defense with a focus on command and control, ISR technologies, and strategic plans and policies. Mr. Cicchinelli retired from the Marine Corps in 2011 with the rank of Colonel.

Item 1A	Risk Factors.
Our business is subject to certain risks and uncertainties, each of which could materially and adversely affect our business, financial condition, results of operations, cash flows and the trading price of our common stock.
Our ability to fund operations and execute our strategy may require us to secure alternative or additional sources of capital, including alternative sources of debt financings and/or future sales of our equity securities, or obtain additional waivers or modifications to the Credit Agreement.

We have experienced operating losses in four out of the last five quarters, inclusive of the quarter ended December 31, 2018. As of December 31, 2018, we were not in compliance with the financial maintenance covenants contained in the Credit Agreement. On March 4, 2019, pursuant to an Amendment to the Credit Agreement, we obtained a waiver of the default from our lender. As discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources”, while we believe we will have sufficient sources of capital to fund our current, near term, operating needs, it is not certain we will have sufficient cash to meet our obligations for the next 12 months. There is no guarantee we will be able to comply with the terms of the Amendment or with the financial maintenance covenants under the Credit Agreement once the interim financial covenants expire, and our failure to comply could result in an event of default requiring additional waivers or modifications to the Credit Agreement. Our ability to continue as a going concern and execute on our strategy depends on our ability to generate sufficient cash flows from operations and secure alternative or additional sources of capital, including alternative sources of debt financings or future sales of equity or equity-linked securities, to refinance and repay the debt owed under our Credit Agreement, or obtain additional waivers or modifications to the Credit Agreement; if we are not successful, an event of default may occur under the Credit Agreement. If an event of default were to occur, our lender may accelerate the payment of amounts outstanding and otherwise exercise any remedies to which it may be entitled, including no longer extending credit and, as a result, we may not have sufficient liquidity to satisfy operating expenses, capital expenditures and other cash needs, including investments contemplated by our strategy, and we may need to pursue alternative strategies and we might not be able to continue as a going concern (see Note 1 - Going Concern Assessment - of Notes to Consolidated Financial Statements (Part II, Item 8 of this Annual Report).
Our independent registered public accountant has included an explanatory paragraph in its opinion on our audited consolidated financial statements regarding our ability to continue as a going concern; our ability to continue as a going concern depends on our ability to secure alternative sources of capital and our operations could be curtailed if we are unable to obtain required additional funding when needed.

Due to our reported operating losses in four out of the last five quarters, together with our failure to comply with the financial maintenance covenants contained in the Credit Agreement and our failure to generate sufficient cash flows from operations, our independent registered public accounting firm has included an explanatory paragraph in its report on our financial statements for the fiscal year ended December 31, 2018 that conditions exist that raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern may depend upon the availability and terms of future funding, continued growth in our products and services, and improved operating margins. If we are unable to achieve these goals, our business would be jeopardized and may not be able to continue. (see Note 1 - Going Concern Assessment - of Notes to Consolidated Financial Statements (Part II, Item 8 of this Annual Report).

Our results of operations may fluctuate significantly due to the timing of our revenue recognition and our ability to accurately forecast sales, including subscription software sales and renewals.
Our revenues and other results of operations have fluctuated from quarter to quarter in the past and are likely to fluctuate in the foreseeable future as our Restaurant/Retail segment continues its transformation from a hardware and systems integrator to a software driven solutions provider, including offering and delivering our software as a service – SaaS.  As revenues from our cloud offerings increase, we may experience volatility in our reported revenues and operating results due to the differences in timing of revenue recognition between our SaaS offerings and our traditional on-premises software and hardware sales. The SaaS delivery model is subscription based; accordingly, SaaS revenues are generally recognized ratably over the life of the subscriptions. In contrast, revenue from our on-premises software and hardware sales is generally recognized in full at the time of delivery. Accordingly, the SaaS delivery model creates risks related to the timing of revenue recognition not associated with our traditional on-premises delivery model. A portion of our quarterly SaaS based revenue results from the recognition of deferred revenue relating to subscription agreements entered into during previous quarters. A decline in new or renewed subscriptions in any period may not be immediately reflected in our reported financial results for that period, but may result in a decline in our revenue in future quarters. If any of our assumptions about revenue from our SaaS business model prove incorrect, our actual results may vary materially from those anticipated, estimated or projected.
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
We are subject to cyber-attacks; we are subject to laws and regulations governing the protection of personally identifiable information, a cyber attack or a failure to comply with applicable privacy or data protection laws could harm our reputation and have a material adverse effect on our business.

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

Moreover, personally identifiable information is increasingly subject to legislation and regulations in numerous jurisdictions around the world, the intent of which is to protect the privacy, accuracy and security of personally identifiable information and personal data that is collected, processed, stored, maintained and transmitted in or from certain governing jurisdictions. Compliance with these laws and regulations, or changes in these laws and regulations, may be onerous and expensive and may be inconsistent from jurisdiction to jurisdiction, further increasing the cost of compliance. Our failure, and/or the failure by the various third party vendors and service providers with which we do business, to comply with applicable privacy and data protection laws and regulations, or any compromise of security that results in the unauthorized release of personally identifiable information or personal data could damage our reputation, discourage current and potential customers from using our products and services, result in fines and/or proceedings by governmental agencies, and/or the payment of penalties to consumers, any one or all of which could adversely affect our business, financial condition and results of operations.

If our technical and maintenance support services are not satisfactory to our customers, they may not renew their services agreements or buy future products, which could materially adversely affect our future results of operations, financial condition, and cash flows.
Our business relies on our customers’ satisfaction with the technical and maintenance support services we provide to support our products. If we fail to provide technical and maintenance support services that are responsive, satisfy our customers’ expectations and timely resolve issues that they encounter with our products, then they may not purchase additional products or services from us in the future.
If we are unable to recruit and retain qualified employees, our business may be harmed.
Our future success depends on our ability to hire and retain sufficient numbers of highly skilled individuals with software development, engineering and technical skills. Competition is intense in the skill-sets we require. Moreover, many positions in our Government business require security clearances, which can be difficult and time-consuming to obtain, resulting in increased competition for such uniquely qualified individuals. Our failure to hire and retain qualified developers, engineers, and other technical and skilled employees to contribute to our business could adversely affect our ability to not only perform our current contract obligations, but to innovate, and rapidly and effectively change and introduce new products and services, and our financial condition and results of operations may suffer.
The price of our common stock may be negatively impacted by factors that are unrelated to our actual operating performance.
A number of factors can impact the trading price of our common stock, many of which are outside our control. The stock market in general is subject to fluctuations that affect the share prices and trading volumes of many companies, and these broad market fluctuations could adversely affect the market price of our common stock. Factors that could affect our common stock price include but are not necessarily limited to the following:

•	actual or anticipated fluctuations in our operating results and financial condition;

•	the performance and prospects of our major customers;

•	fluctuations in the trading volume of our common stock;

•	the concentrated beneficial ownership of our common stock by our founder and director, Dr. John W. Sammon;

•	shareholder activism;

•	actual or anticipated regulatory action against us;

•	the lack of earnings guidance and minimal securities analysts following us;

•	investor perception of us and the industries in which we operate;

•	uncertainty regarding domestic and international political conditions, including tax policies; and

•	uncertainty regarding the prospects of domestic and foreign economies.

Two customers account for a significant portion of our revenues in the Restaurant/Retail segment. The loss of one of these customers, or a significant reduction, delay, or cancellation of purchases by one of these customers, would materially adversely affect our business, financial condition, and results of operations.
Revenues from our Restaurant/Retail segment constituted 67% and 74% of our total consolidated revenues for 2018 and 2017, respectively; and, aggregate sales to our two largest customers, which include sales to these two customers’ respective franchisees - McDonald’s Corporation and Yum! Brands, Inc., which consists of the Kentucky Fried Chicken, Taco Bell and Pizza Hut brands – constituted 19% (McDonald’s) and 13% (Yum!) and 33% (McDonald’s) and 14% (Yum!) of total consolidated revenues for 2018 and 2017, respectively. There were no other customers that comprised greater than 10% of our total consolidated revenues during these years. Significant reductions, delays, or cancellation of orders by one of these customers, or the loss of one of these customers, would reduce our revenue and operating income and would materially and adversely affect our business, operating results and financial condition.

Our business could be negatively impacted as a result of shareholder activism.
Shareholder activism can be disruptive to our business, divert the attention of our management and employees, and result in significant additional expense to us. In addition, any perceived uncertainties as to our future direction resulting from activists' demands or messaging could result in the loss of potential business opportunities, be exploited by our competitors, cause concern to our current or potential customers, and make it more difficult to attract and retain qualified personnel and business partners, all of which could adversely affect our business. In addition, actions of activist shareholders may cause significant fluctuations in our stock price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business.
We face extensive competition in our markets, and our failure to compete effectively could result in price reductions and/or decreased demand for our products and services.
The markets for our software and hardware products are characterized by rapid technological advances, intense competition among existing and emerging competitors, evolving industry standards, emerging business, distribution and support models, disruptive technology developments, and frequent new product introductions.
While we think our software and hardware products offer competitive, innovative features and functionality, any one of these factors could create downward pressure on pricing and gross margins and could adversely affect sales to our existing customers, as well as our ability to attract and sell to new customers. Our future success depends on our ability to anticipate and identify changes in customer needs and/or relevant technologies and to rapidly and effectively introduce new and innovative products, features and functions. If we fail, our business, results of operations and financial conditions could suffer. Any delay in the development, marketing, or launch of new products or enhancements to our existing products could result in reduced sales, performance penalties, or termination of contracts, and could damage our reputation and relationships with our customers and impede our ability to attract new customers, causing a decline in our revenue, earnings or stock price and weakening our competitive position.
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
The consequences of activities that were the subject of our internal investigation could have a material adverse effect on our business and could subject us to regulatory scrutiny.
In the third quarter of 2016, our Audit Committee commenced an internal investigation into conduct at our China and Singapore offices to determine whether certain import/export and sales documentation activities were improper and in violation of the U.S. Foreign Corrupt Practices Act, or FCPA, and other applicable laws, and certain of our internal policies. In the fourth quarter of 2016, we voluntarily notified the SEC and the U.S. Department of Justice, or DOJ, of the internal investigation and we are fully cooperating with these agencies. On May 1, 2017, we received a subpoena from the SEC for documents relating to the internal investigation. As we previously disclosed in our Quarterly Reports on Form 10-Q for fiscal quarters ended March 31, 2017, June 30, 2017 and September 30, 2017, as a result of the investigation we determined that certain members of our China and Singapore staff participated in or were aware of improper activities in China and Singapore involving the improper bypassing of applicable customs laws of various countries. Such activities in China and Singapore included the failure to properly label items for import into various non-U.S. countries and the failure to properly document the declared value of certain items exported to various non-U.S. countries, as well as questionable payments made to customs officials in China without sufficient documentation to evidence or confirm the legitimacy of their purpose. The investigation also revealed that certain members of senior management knew or should have known of the questionable conduct, but failed to take action to prevent or correct such conduct. In response, we engaged in significant remedial actions including termination or, if appropriate, providing additional training to certain employees. Following the conclusion of the Audit Committee's internal investigation, we voluntarily reported the relevant findings of the investigation to the China and Singapore authorities and we are fully cooperating with these authorities.  In addition to our communications with China and Singapore authorities, we expect to engage in further discussions with the SEC and/or DOJ regarding our findings in due course.  If the SEC, DOJ, or other governmental agencies (including China and Singapore authorities)

determine that violations of certain laws or regulations occurred, then we could be exposed to a broad range of civil and criminal sanctions, including injunctive relief, disgorgement, fines, penalties, modifications to our business practices, including the termination or modification of existing business relationships, the imposition of compliance programs and the retention of a monitor to oversee our future compliance. While we are currently unable to predict what actions  the SEC, DOJ, or other governmental agencies (including China and Singapore agencies)  might take, or what the likely outcome of any such actions might be, or estimate the range of reasonably possible fines or penalties, such actions, fines and/or penalties could be material, resulting in a material adverse effect on our business, prospects, reputation, financial condition, liquidity, results of operations or cash flows.

If we fail to maintain effective internal controls, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock may be adversely affected, and we may become subject to regulatory investigation or sanctions.

We reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 that the material weaknesses in our internal control over financial reporting initially reported in our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2016 and in our subsequent periodic reports filed through our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2017 had been remediated; and we described the various actions we had undertaken, adopted, and implemented to remediate the identified material weaknesses.

If we fail to maintain effective internal controls, our ability to record, process, summarize and report financial information accurately and within the time periods specified in the rules and forms of the SEC could be adversely affected, we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the price of our common stock to decline, and subject us to investigation or sanctions by the SEC, DOJ, or other governmental agencies (including foreign government agencies). Any such consequence or other negative effect could adversely affect our business, results of operations, and financial condition.

There are risks related to the implementation of our new global enterprise resource planning system ("ERP").

We are currently engaged in a multi-year process of conforming the majority of our operations onto one global enterprise resource planning system ("ERP").  The ERP is designed to improve the efficiency of our supply chain and financial transaction processes, accurately maintain our books and records, and provide information important to the operation of the business to our management and sales teams. The implementation of the ERP will continue to require significant investment of human and financial resources, and we may experience significant delays, increased costs and other difficulties as a result. Any significant disruption or deficiency in the design and implementation of the ERP could have a material adverse effect on our ability to fulfill and invoice customer orders, apply cash receipts, place purchase orders with suppliers, and make cash disbursements, and could negatively impact data processing and electronic communications among business locations, which may have a material adverse effect on our business, financial condition or results of operations. We also face the challenge of supporting our older systems and implementing necessary upgrades to those systems while we implement the new ERP system. While we have invested significant resources in planning and project management, significant implementation issues may arise.

We are subject to risks associated with compliance with international laws and regulations which may harm our business.
Although only 7% and 8% for 2018 and 2017, respectively, of our total consolidated revenues were derived from sales outside of the U.S., we have operations across the globe, and our international operations subject us to a variety of risks and challenges, including:

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

•	variations in economic or political conditions between each country or region; and

•	increased infrastructure and legal compliance costs.
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
Issues with product and component availability or key supplier performance may affect our ability to manufacture and deliver our products.

We depend on our suppliers to deliver materials, product assemblies, and components for our hardware products in a timely and satisfactory manner and in full compliance with applicable laws and contract terms and conditions. In some instances, we are dependent on sole-source suppliers for certain of our assembly components and hardware products. If certain components or products are not available or if any of these suppliers otherwise fails to meet our needs or becomes insolvent, we may not have readily available alternative sources for such components or products. While we enter into long-term or volume purchase agreements with certain suppliers and take other actions to ensure the availability of needed materials, components and products, we cannot be sure that the products or components will be available or in the needed quantities and quality or at favorable or competitive prices. In addition, some of our suppliers may be susceptible to changes in global economic conditions that could impair their ability to meet their obligations to us. If we experience a material supplier problem, it could negatively impact our ability to satisfactorily and timely complete our customer obligations. This could result in reduced sales, termination of contracts and damage to our reputation and relationships with our customers. We could also incur additional costs in addressing this type of problem. Any of these events could have a negative impact on our results of operations, financial condition, and liquidity.

A portion of Government segment revenue is derived from U.S. Government contracts, which contain provisions unique to public sector customers, including the U.S. Government’s right to modify or terminate these contracts at any time.
In 2018 and 2017, we derived 33% and 26%, respectively, of our total consolidated revenues from contracts to provide technical expertise to government organizations and prime contractors.  In any given year, the majority of our government contracting activity is associated with the U.S. Department of Defense. Contracts with the U.S. Government typically provide that such contracts are terminable, in whole or in part, at the convenience of the U.S. Government. If the U.S. Government terminates a contract on this basis, we would be entitled to receive payment for our allowable costs and, in general, a proportionate share of our fee or profit for work actually performed. Most U.S. Government contracts are also subject to modification or termination in the event of changes in funding. As such, we may perform work prior to formal authorization, or the contract prices may be adjusted for changes in scope of work. Termination or modification of a substantial number of our U.S. Government contracts could have a material adverse effect on our business, financial condition, and results of operations.
We perform work for various U.S. Government agencies and departments pursuant to fixed-price, cost-plus fixed fee and time-and-material prime contracts and subcontracts. Approximately 60% of revenues derived from government contracts for the year ended December 31, 2018, were based on fixed-price or time and material contracts, and the balance (approximately 40% of total government revenues) was based on cost-plus fixed fee contracts. Most of our contracts are for one-year to five-year terms.
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
Our Government segment could be adversely affected by changes in budgetary priorities of the U.S. Government, failure to approve U.S. Government budgets on a timely basis or delays in contract awards and other procurement activities.
Our Government segment depends upon continued U.S. Government expenditures on defense, intelligence, homeland security and other programs that we support. Changes in U.S. Government budgetary priorities, a significant decline in government expenditures, or a shift of expenditures away from programs that we support could have a material adverse effect on our financial condition and results of operations.
Additionally, in years when Congress does not complete its budget process before the end of its fiscal year (September 30), government operations are funded through a continuing resolution (CR) that temporarily funds federal agencies. Recent CRs have generally provided funding at the levels provided in the previous fiscal year. When the U.S. Government operates under a CR, it may delay funding we expect to receive from customers on work we are already performing and will likely result in new initiatives being delayed or in some cases canceled, which could have a material adverse effect on our financial condition, results of operations, and liquidity.
Failure to comply with a variety of complex procurement regulations could result in liability for various penalties or sanctions including termination of U.S. Government contracts, disqualification from bidding on future U.S. Government contracts, and suspension or debarment from U.S. Government contracting.
Our Government segment is subject to various laws and regulations relating to the formation, administration, and performance of U.S. Government contracts, which affect how we do business with our customers and increase our performance costs. Among the most significant laws and regulations are:

•	the Federal Acquisition Regulation (FAR) and agency regulations supplemental to the FAR, which comprehensively regulate the formation, administration, and performance of U.S. Government contracts;

•	the Truth in Negotiations Act, which requires certification and disclosure of all cost and pricing data in connection with contract negotiations;

•	the Cost Accounting Standards and Cost Principles, which impose accounting requirements that govern our right to reimbursement under certain cost-based U.S. Government contracts;

•	compliance with the U.S. Foreign Corrupt Practices Act or U.S. export control regulations which apply when we engage in international work; and

•	laws, regulations, and executive orders restricting the use and dissemination of information classified for national security purposes and the export of certain products and technical data.

Failure to comply with these or other laws and regulations could result in contract termination, loss of security clearances, suspension or debarment from contracting with the U.S. Government, civil and/or criminal fines and penalties. Any such consequences could have a material adverse effect on our reputation, financial condition, results of operations, and liquidity.

We cannot guarantee that our Government segment's estimated contract backlog will result in actual revenue.

Our backlog consists of funded backlog, which is based on amounts actually committed by a customer for payment for goods and services, and unfunded backlog, which is based upon contract revenue we have the potential to earn over the remaining life of the contracts. Our backlog may not result in actual revenue in any particular period, or at all, which could cause our actual results to differ materially and adversely from those anticipated. There is a higher degree of risk with respect to unfunded backlog. The actual receipt and timing of any revenue is subject to various contingencies, many of which are beyond our control. The actual receipt of revenue on contracts included in backlog may never occur or may change because a program schedule could change; the program could be canceled; a contract could be reduced, modified, or terminated early; or an option that we had assumed could not be exercised. Further, while many of our U.S. Government contracts require performance over a period of years, Congress often appropriates funds for these contracts for only one year at a time. Consequently, our contracts typically are only partially funded at any point during their term, and all or some of the work intended to be performed under the contracts will remain unfunded pending subsequent Congressional appropriations and the obligation of additional funds to the contract by the procuring agency. Our estimates are based on our experience under such contracts and similar contracts. However, there can be no assurances that all, or any, of such estimated contract backlog will be recognized as revenue.

The U.S. Government may revise its procurement or other practices in a manner adverse to our Government segment.

The U.S. Government may revise its procurement practices or adopt new contracting rules and regulations, such as cost accounting standards. It could also adopt new contracting methods relating to General Services Administration (GSA) contracts, Government Acquisition Contracts (GWACs) or other multi-award contracts, or adopt new standards for contract awards intended to achieve certain social or other policy objectives. In addition, the U.S. Government may face restrictions from new legislation or regulations, as well as pressure from U.S. Government employees and their unions, on the nature and amount of services the U.S. Government may obtain from private contractors. These changes could impair our ability to obtain new contracts or contracts under which we currently perform when those contracts are up for recompete. Any new contracting methods could be costly or administratively difficult for us to implement, and as a result, could harm our financial condition and results of operations. A realignment of funds with changed U.S. Government priorities, including “insourcing” of previously contracted support services, and the realignment of funds to other non-Defense-related programs may reduce the amount of funds available to defense-related and other programs in our core service areas.

Our Government segment is subject to reviews, audits and cost adjustments by the U.S. Government, which, if unfavorably resolved to us, could adversely affect our profitability, cash flows or growth prospects.
U.S. Government agencies, including the Defense Contract Audit Agency (DCAA) and the Defense Contract Management Agency (DCMA), routinely audit and investigate government contracts and government contractors’ administrative processes and systems. These agencies review our performance on contracts, pricing practices, cost structure and compliance with applicable laws, regulations and standards. They also evaluate the adequacy of internal controls over our business systems, including our purchasing, accounting, estimating, earned value management, and government property systems. Any costs found to be improperly allocated or assigned to contracts will not be reimbursed, and any such costs already reimbursed must be refunded and certain penalties may be imposed. Moreover, if any of the administrative processes and systems are found not to comply with requirements, we may be subjected to increased government scrutiny and approval that could delay or otherwise adversely affect our ability to compete for or perform contracts or collect our revenue in a timely manner. Therefore, an unfavorable outcome of an audit by the DCAA or another U.S. Government agency could cause actual results to differ materially and adversely from those anticipated. If a government investigation uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeitures of profits, suspension of payments, fines and suspension or debarment from doing business with the federal government. In addition, we could suffer serious reputational harm if allegations of impropriety were made against us. Each of these results could have a material adverse effect on our business, financial condition, results of operations, and liquidity.

We may be subject to claims by third-parties of intellectual property and/or proprietary rights infringement.

Third parties may assert claims that our software, hardware platforms, or technology infringe, misappropriate or otherwise violate their intellectual property or other proprietary rights. Such claims may be made by our competitors seeking to obtain a competitive advantage or by other parties. Additionally, in recent years, non-practicing entities have begun purchasing intellectual property assets for the purpose of making claims of infringement and attempting to extract settlements from companies. The risk of claims may increase as the number of software products, in particular POS cloud-based software products, that we offer and competitors in our market increases and overlaps occur. Any such claims, regardless of merit, that result in litigation could result in substantial expenses, divert the attention of management, cause significant delays in introducing new or enhanced services or technology, materially disrupt the conduct of our business and have a material adverse effect on our business, financial condition and results of operations.

A portion of our total assets consists of goodwill and identifiable intangible assets, which are subject to a periodic impairment analysis, a significant impairment determination in any future period could have an adverse effect on our results of operations, even without a significant loss of our revenue or increase in cash expenses attributable to such period.
Our goodwill was approximately $11.1 million at December 31, 2018 and December 31, 2017, and our intangibles were $10.9 million at December 31, 2018 and $12.1 million at December 31, 2017.  Identifiable intangible assets were primarily a result of business acquisitions and internally developed capitalized software. We test our goodwill and identifiable intangible assets for impairment annually, or more frequently if an event occurs or circumstances change that would indicate possible impairment. We describe the impairment testing process and results of this testing more thoroughly in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates.” If we determine an impairment has occurred at any point in time, we will be required to reduce goodwill or identifiable intangible assets on our balance sheet. Additional information about our impairment testing is contained in Note 1 – Summary of Significant Accounting Policies - of the Notes to Consolidated Financial Statements (Part II, Item 8 of this Annual Report).

Item 1B.	Unresolved Staff Comments.

Not Applicable

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
See Note 11 – Contingencies - of the Notes to Consolidated Financial Statements (Part II, Item 8 of this Annual Report) for information regarding legal proceedings arising in the ordinary course of our business, and a discussion about the internal investigation into conduct at our China and Singapore offices, and the civil and criminal sanctions available to the SEC, DOJ, and other governmental agencies (including foreign governmental agencies).

Item 4:	Mine Safety Disclosures
Not Applicable.
PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock is listed on the New York Stock Exchange under the symbol “PAR”. According to the records of our transfer agent, as of March 15, 2019, there were 350 holders of record of our common stock. A substantially greater number of holders of our common stock are held in "street name" or by beneficial holders, whose shares of common stock of record are held by brokers, banks, and other financial institutions.
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
Recipients of restricted stock awards may elect to have shares withheld to satisfy minimum statutory federal, state, and local tax withholding obligations arising from the vesting of their shares. When we withhold these shares, we are required to remit to the appropriate taxing authorities the market price of the shares withheld, which could be deemed a purchase of shares by us on the date of withholding. For the twelve months ended December 31, 2018, 6,445 shares were withheld.

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
Overview

Our Restaurant/Retail segment provides point-of-sale (“POS”) and restaurant management technology solutions; and our Government segment provides intelligence, surveillance, and reconnaissance ("ISR") solutions and mission systems support.

We are a leading provider of POS solutions to restaurants and retail outlets and we expect our Brink line of business, including our Brink POS SaaS software solution, inclusive of related hardware, installation and technical support and other customer services, to be the primary focus and driver of growth in the Restaurant/Retail segment. Our ability to capitalize on the digital revolution disrupting the restaurant space by leveraging our cloud-based integrated solutions depends on a number of factors, including: our ability to access capital, including under our Credit Agreement (see “Liquidity and Capital Resources” discussion below), other sources of debt financings or the future sale of equity or equity-linked securities; and the timing and size of our investments and expenditures in areas that will drive growth, including: product development, consisting primarily of expenses in software engineering, product development and related personnel costs; sales and marketing, consisting primarily of advertising, marketing, general promotional expenditures, and sales and marketing personnel costs; customer support, consisting primarily of help-desk and related personnel costs; and general and administrative, including IT infrastructure expenditures.

Our Government segment provides technical expertise in contract development of advanced systems and software solutions for the U.S. Department of Defense and other federal agencies, as well as management technology and communications support services to the U.S. Department of Defense.

The strategy for our Government segment is to build on our sustained performance on existing service contracts, coupled with investments in enhanced business development capabilities. We believe we are well positioned to realize continued renewals of expiring contracts and extensions of existing contracts, and secure service and solution contracts in expanded areas within the U.S. Department of Defense and other federal agencies. We believe our highly relevant technical competencies, intellectual property, and investments in new technologies provide opportunities to offer systems integration, products, and highly-specialized service solutions to the U.S. Department of Defense and other federal agencies.  The general uncertainty in U.S. defense total workforce policies (military, civilian, and contract), procurement cycles, and spending levels for the next several years are factors we monitor as we develop and implement our business strategy for the Government segment.

Results of Operations for the Years Ended December 31, 2018 and December 31, 2017
We reported revenues of $201.2 million for the year ended December 31, 2018, down 13.5% from $232.6 million reported for the year ended December 31, 2017.  Our net loss from continuing operations was $24.1 million or $1.50 loss per diluted share for the year ended December 31, 2018 versus a net loss of $3.6 million or $0.23 loss per diluted share for the year ended December 31, 2017.  For 2018, we reported net income from discontinued operations of $0 or $0.00 per share versus income of $0.2 million or $0.01 per share for 2017. Our year-over-year unfavorable performance was primarily driven by Restaurant/Retail revenue of $134.1 million for the year ended December 31, 2018 compared to $171.6 million for the year ended December 31, 2017, a 21.9% decrease. The decrease was a result of lower Restaurant/Retail hardware revenue and corresponding hardware support service revenue from our traditional tier 1 customers as some of these customers completed significant refresh projects in 2017 which were not recurring in 2018. The Company partially offset these reductions with continued growth in the Government segment, reductions in selling, general and administrative costs and growth in Brink revenue, including related SaaS, hardware and support services. PAR’s Government segment reported revenues of $67.2 million for the year ended December 31, 2018, an increase of 10.1% from $61.0 million reported for the year ended December 31, 2017.  The 2018 results include a one-time valuation allowance of $14.9 million to reduce the carrying value of our deferred tax assets and the 2017 results of operations include an adjustment to the value of the Company's deferred tax asset of $4.5 million due to the corporate income tax rate change included in the Tax Cuts and Jobs Act.
Product revenues were $78.8 million for the year ended December 31, 2018, a decrease of 31.6% from $115.1 million recorded in 2017. This decrease was primarily driven by lower revenues from our tier 1 customers and by a decrease in our International business. Our hardware sales in the Restaurant/Retail reporting segment were down versus prior year as we completed significant hardware project installations with a large domestic customer in 2017 which was not recurring in 2018 in addition to lower international revenue in the Restaurant/Retail reporting segment versus prior year.
Service revenues were $55.3 million for the year ended December 31, 2018, a decrease of 2.1% from $56.5 million reported for the year ended December 31, 2017, primarily due to a decrease in hardware support services and hardware installations with our traditional customers, partially offset by a $3.5 million increase in Brink SaaS revenue.
Contract revenues were $67.2 million for the year ended December 31, 2018, compared to $61.0 million reported for the year ended December 31, 2017, an increase of 10.1%.  This increase was driven by a 16.8% increase in our Mission Systems revenues and a 3.6% increase in ISR revenues.
Product margins for the year ended December 31, 2018, were 23.0%, a decrease from 25.4% for the year ended December 31, 2017.  This decrease was primarily due to a $1.4 million of inventory write-down on hardware related to our SureCheck food safety solution during the year.
Service margins were 23.8% for the year ended December 31, 2018, a decrease from 26.6% recorded for the year ended December 31, 2017.  Service margins decreased primarily due to a $1.6 million impairment of software related to the our SureCheck food safety solution as it migrates to a new technology stack. In addition, we increased investments in our call center to support the growth in our Brink installment base, which was offset by favorable product mix related to the growth in SaaS revenue.
Contract margins were 10.7% for the year ended December 31, 2018, compared to 11.0% for the year ended December 31, 2017.  The slight decrease in margin was primarily driven by a decrease in Mission Systems due to contract mix.
Selling, general and administrative expenses were $35.0 million for the year ending December 31, 2018, compared to $38.2 million for the year ended December 31, 2017.  The decrease was primarily driven by a reduction of $5.3 million in expenses, which was primarily related to the internal investigation into conduct in China and Singapore and cost control measures implemented in the fourth quarter of 2017, partially offset by a $1.9 million increase in Brink marketing and sales expenses.
Research and development expenses were $12.4 million for the year ended December 31, 2018, compared to $12.0 million recorded for the year ended December 31, 2017.  This increase was primarily related to increase in software development investments for Brink of $1.7 million offset by decreases in other product lines.
During each of the years ended December 31, 2018 and 2017, we recorded $1.0 million of amortization expense associated with acquired identifiable intangible assets in connection with our acquisition of Brink Software, Inc. in September 2014.
Other income, net, was $0.3 million for the year ended December 31, 2018, as compared to $0.6 million for the year ended December 31, 2017.  Other income/expense primarily includes fair value adjustments on contingent considerations, rental income, net of applicable expenses, foreign currency transactions gains and losses, fair value fluctuations of our deferred compensation plan and other non-operating income/expense.  The primary driver is the decrease in the fair value of contingent consideration related to Brink, which decreased $0.5 million in 2018 compared to $1.0 million in 2017.
Interest income (expense), net, represents interest charged on our short-term borrowings and from long-term debt.  Interest expense, net was $0.4 million for the year ended December 31, 2018, as compared to interest expense, net of $0.1 million for the year ended December 31, 2017.  This increase was primarily due to the Company's increased borrowing on its line of credit.
For the year ended December 31, 2018, our effective income tax rate was an expense of (141.8)%, which was mainly due to a $14.9 million deferred tax asset valuation allowance recorded in the third quarter of 2018, compared to an expense of 1,032.8% for the year ended December 31, 2017 mainly due to the $4.5 million one-time deferred tax asset adjustment for the rate change under Tax Cuts and Jobs Act of 2017.
Liquidity and Capital Resources

The Company’s primary sources of liquidity have been borrowings on its line of credit under its Credit Facility with JP Morgan Chase Bank, N.A. until June 5, 2018 and currently with Citizens Bank, N.A. Cash used in operating activities from continuing operations was $3.8 million for the year ended December 31, 2018, compared to $0.1 million for the year ended December 31, 2017.
Cash used in investing activities from continuing operations was $6.7 million for the year ended December 31, 2018 as compared to $8.9 million for the year ended December 31, 2017.  In 2018, capital expenditures of $3.9 million were primarily for PAR’s new ERP system and capital improvements made to our owned and leased properties compared to $5.1 million in 2017.  Capitalized software was $3.9 million and was associated with investments in Restaurant/Retail software platforms compared to $3.8 million in 2017. During 2018, the Company received proceeds of $1.1 million related to the sale of rental property at the Company's head quarter campus.
Cash provided by financing activities from continuing operations was $7.3 million for the year ended December 31, 2018 versus $6.1 million for the year ended December 31, 2017.  In 2018, the Company borrowed a net $6.9 million on its line of credit and received proceeds from stock activity of $0.9 million compared to $1.0 million and $1.5 million, respectively, in 2017. In 2017, the Company received $3.8 million related to the final installment of the 2015 sale of its hotel/spa technology business.
On June 5, 2018, the Company entered into a Credit Agreement (the “Credit Agreement”) with certain of its U.S. subsidiaries and Citizens Bank, N.A. (“Citizens Bank”). The Credit Agreement provides for revolving loans in an aggregate principal amount of up to $25.0 million (or the Borrowing Base, during any Borrowing Base Period) (the “Credit Facility”). Availability during a Borrowing Base Period, is equal to the lesser of $25.0 million and the Borrowing Base, less any principal amount outstanding.
The Credit Facility also includes a $15.0 million uncommitted accordion option, which the Company can request in $5.0 million increments provided no events of default exist. In connection with entering into the Credit Agreement, the Company repaid in full all outstanding obligations owed under the credit agreement dated November 29, 2016 (as subsequently amended, modified, and supplemented) with JPMorgan Chase Bank, N.A. (“JPMorgan Chase”), and terminated the JPMorgan Chase credit agreement and all commitments by JPMorgan Chase to extend further credit thereunder. The Credit Facility matures three (3) years from the date of the Credit Agreement and is guaranteed by the Company's U.S. subsidiaries that are parties thereto. The Credit Facility is secured by substantially all of the assets of the Company and the subsidiary guarantors. The Credit Agreement contains customary representations and warranties and affirmative and negative covenants, including certain financial maintenance covenants consisting of maximum consolidated leverage ratios and minimum consolidated EBITDA, and covenants that restrict the Company's ability and its subsidiaries to incur additional indebtedness, incur or permit to exist liens on assets, make investments and acquisitions, consolidate or merge, engage in asset sales, pay dividends, and make distributions. The revolving loans bear interest at the LIBOR rate plus 1.5%. Obligations under the Credit Agreement may be accelerated upon certain customary events of default (subject to grace or cure periods, as appropriate).

On March 4, 2019, the Company, together with its U.S. subsidiaries that are parties to the Credit Agreement, entered into a First Amendment to Credit Agreement with Citizens (the “Amendment”).  Pursuant to the Amendment, Citizens waived the Company’s noncompliance with the financial maintenance covenants contained in the Credit Agreement for the fiscal quarter ended December 31, 2018. With the waiver, the Company was in compliance with the Credit Agreement at December 31, 2018. The Amendment provides the Company with temporary relief from the financial maintenance covenants contained in the Credit Agreement, including suspending application of the consolidated leverage ratio and consolidated EBITDA covenants until the fiscal quarter ending September 30, 2019. Beginning February 28, 2019 and for each calendar month thereafter through August 31, 2019, the Company must maintain a minimum liquidity and minimum unadjusted EBITDA based on the Company’s annual budget and annual consolidated forecasts submitted to Citizens on the Amendment date; and amends the Borrowing Base to include a portion of the value of our corporate headquarters as additional borrowing base collateral, which will be available upon the mortgage on such property being recorded.

On December 31, 2018, there was a $7.8 million principal amount outstanding under the Credit Facility.

The Company previously had a loan secured by a mortgage on certain real estate. On October 1, 2018, the Company finalized a sale of the real estate held as security and the remaining balance on the loan was paid in full. There was no amount outstanding on the loan as of December 31, 2018.

In connection with the Company's acquisition of Brink Software, Inc. in September 2014, the Company has recorded contingent consideration that may be payable to the former owners of Brink Software, Inc. based on future performance metrics. As of December 31, 2018, the fair value of the contingent consideration included within the Company's consolidated balance sheets is $2.5 million.

While the Company anticipates that borrowings under the Credit Facility together with operating cash flows will be sufficient to meet the Company’s current, near term, operating needs; whether the Company will have sufficient cash to meet its obligations for the next 12 months will depend on the Company’s ability to secure additional or alternative sources of cash, including from operating efficiencies; revenue growth, and capital from debt financings and/or future sales of equity or equity-linked securities. If the Company is not successful, its source of liquidity will be the Credit Facility and cash generated from operations. There is no guarantee that the Company will be able to comply with the terms of the Amendment or with the financial maintenance covenants under the Credit Agreement once the interim financial covenants expire. The Company’s failure to comply, in the absence of alternative or additional cash to allow it to come into compliance or refinance and repay the debt under the Credit Agreement may result in an event of default. If an event of default were to occur, Citizens may accelerate the payment of amounts outstanding and otherwise exercise any remedies to which it may be entitled. In addition, in such a case, the Company may no longer have access to the liquidity provided by the Credit Agreement. Without a sufficient credit facility, the Company would be adversely affected by a lack of access to liquidity needed to operate its business; and, as a result, the Company might not be able to continue as a going concern (see Note 1 - Going Concern Assessment - of Notes to the Consolidated Financial Statements (Part II, Item 8 of this Annual Report)).

Our future principal payments under operating leases are as follows (in thousands):

	Total		Less Than 1 Year		1-3 Years		3 - 5 Years		More than 5 Years
Operating leases	$4,961		$1,652		$1,908		$1,326		$75
Total	$4,961	—	$1,652	—	$1,908	—	$1,326	—	$75
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
Two adoption methods are permitted under ASU 2014-09. The new standard may be adopted through either retrospective application to all periods presented in our consolidated financial statements (full retrospective) or through a cumulative effect adjustment to retained earnings at the effective date (modified retrospective). The Company adopted the new standard effective January 1, 2018 using the modified retrospective method. In evaluating the impact of adoption, we reviewed significant open arrangements with customers for each revenue source and adoption did not have a material impact.

Our revenue is derived from Software as a Service (SaaS), hardware and software sales, software activation, hardware support, installations, maintenance, professional services, contracts and programs. ASC 606 requires us to distinguish and measure performance obligations under customer contracts. Contract consideration is allocated to all performance obligations within the arrangement or contract. Performance obligations that are determined not to be distinct are combined with other performance obligations until the combined unit is determined to be distinct and that combined unit is then recognized as revenue over time or at a point in time depending on when control is transferred. Performance obligations that are determined to be non-distinct are recognized as revenue over time or at a point in time depending on when all performance obligations under the contract are met.

We evaluated the potential performance obligations within our Restaurant/Retail reporting segment and evaluated whether each deliverable or promise met the ASC 606 criteria to be considered distinct performance obligations. Revenue in the Restaurant/Retail reporting segment is recognized at a point in time for software, hardware, installations and “pass through licenses”. Revenue on these items are recognized when the customer obtains control of the asset. This generally occurs upon delivery and acceptance by the customer or upon installation or delivery to a third party carrier for onward delivery to customer. Additionally, revenue in the Restaurant/Retail reporting segment relating to SaaS, Advanced Exchange programs, on-site support and other services is recognized over time as the customer simultaneously receives and consumes the benefits of the Company’s performance obligations. Our support services are stand-ready obligations that are provided over the life of the contract, generally 12 months. We offer installation services to our customers for hardware and software for which we primarily hire third-party contractors to install the equipment on our behalf. We pay the third-party contractors an installation service fee based on an hourly rate as agreed upon between us and contractor. When third party installers are used, we determine whether the nature of our promises are performance obligations to provide the specified goods or services ourselves (principal) or to arrange for the third party to provide the goods or services (agent). In our customer arrangements, we are primarily responsible for providing a good or service, we have inventory risk before the good or service is transferred to the customer, and we have discretion in establishing prices. We are the principal in the arrangement and record installation revenue on a gross basis.

At times we will offer maintenance services at different prices for customers based on the life of the service, generally 12 months. The support services associated with hardware and software sales are a ‘stand-ready obligation’ satisfied over time on the basis that customer consumes and receives a benefit from having access to our support resources, when and as needed, throughout the contract term. For this reason, the support services are recognized ratably over the term since we satisfy our obligation to stand ready by performing these services each day.

Our contracts typically require payment within 30 to 90 days from the shipping date or installation date, depending on our terms with the customer. The primary method used to estimate standalone selling price is the price that we charge for that good or service when we sell it separately under similar circumstances to similar customers. The Company determines standalone selling price as follows: Hardware, software, and software activation (one-time fee at the initial offering of software or SaaS) performance obligations are recognized at a stand-alone selling price through an observable price. All other performance obligations, including pass-through hardware (such as terminals, printers or card readers), hardware support (referred to as Advanced Exchange), installation, maintenance, software upgrades, and professional services (project management) are recognized at an expected cost plus margin

Our revenue in the Government reporting segment is recognized over time as control is generally transferred continuously to our customers. Revenue generated by the Government reporting segment is predominantly related to services provided, however, revenue is also generated through the sale of materials, software, hardware, and maintenance. For the Government reporting segment cost plus fixed fee contract portfolio, revenue is recognized over time using costs incurred to date to measure progress toward satisfying our performance obligations. Incurred cost represents work performed, which corresponds with, and thereby best depicts, the transfer of control to the customer. Contract costs include labor, material, overhead and general & administrative expenses. Profit is recognized on the fixed fee portion of the contract as costs are incurred and invoiced. Long-term fixed price contracts and programs involve the use of various techniques to estimate total contract revenue and costs. For long-term fixed price contracts, we estimate the profit on a contract as the difference between the total estimated revenue and expected costs to complete a contract and recognize that profit over the life of the contract. Contract estimates are based on various assumptions to project the outcome of future events. These assumptions include: labor productivity and availability; the complexity of the work to be performed; the cost and availability of materials; and the performance of subcontractors. Revenue and profit in future periods of contract performance are recognized using the aforesaid assumptions and adjusting the estimate. Allocating the contract consideration varies based on the performance obligations within a specific contract as the stand-alone selling price of the software and maintenance/support is not always discernable. Once the services provided are determined to be distinct or not distinct, we evaluate how to allocate the transaction price. Generally, the Government reporting segment does not sell the same good or service to similar customers and the contract performance obligations are unique to each government solicitation. The performance obligations are typically not distinct. In cases where there are distinct performance obligations, the transaction price would be allocated to each performance obligation on a ratable basis based upon the standalone selling price of each performance obligation. Cost plus margin is used for the cost plus fixed fee contract portfolios as well as the fixed price and time & materials contracts portfolios.

In determining when to recognize revenue, we analyze whether our performance obligations in our contracts are satisfied over a period of time or at a point in time. In general, our performance obligations are satisfied over a period of time. However, there may be circumstances where the latter or both scenarios could apply to a contract.

We usually expect payment within 30 to 90 days from the date of service, depending on our terms with the customer. None of our contracts as of December 31, 2018 contained a significant financing component.

There was no impact on retained earnings for the twelve months ended December 31, 2018 based on the adoption of ASC 606.

Accounts Receivable-Allowance for Doubtful Accounts
Allowances for doubtful accounts are based on estimates of probable losses related to accounts receivable balances.  The establishment of allowances requires the use of judgment and assumptions regarding probable losses on receivable balances.  The

Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based on its historical experience and any specific customer collection issues that the Company has identified.  Thus, if the financial condition of its customers were to deteriorate, the Company's actual losses may exceed its estimates, and additional allowances would be required.
Inventories
Inventory is valued at the lower of cost and net realizable value, with cost determined using the first-in, first-out (“FIFO”) method.  The Company uses certain estimates and judgments and considers several factors, including product demand, changes in customer requirements and changes in technology to provide for excess and obsolescence reserves to properly value inventory.
Capitalized Software Development Costs
The Company capitalizes certain costs related to the development of computer software used in its Restaurant/Retail segment. Software development costs incurred prior to establishing technological feasibility are charged to operations and are included in research and development costs.  The technological feasibility of a computer software product is established when the Company has completed all planning, designing, coding, and testing activities that are necessary to establish that the product can be produced to meet its design specifications including functions, features, and technical performance requirements. Software development costs incurred after establishing feasibility (as defined within ASC 985-20, "Costs of Software to be Sold, Leased or Marketed," for software cost related to sold as a perpetual license) are capitalized and amortized on a product-by-product basis when the product is available for general release to customers.  Annual amortization, charged to cost of sales when the product is available for general release to customers, is computed using the greater of (1) the straight-line method over the remaining estimated economic life of the product, which is generally three to seven years or (2) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product. Software development is also capitalized in accordance with ASC 350-40, “Intangibles - Goodwill and Other - Internal - Use Software,” and is amortized over the expected benefit period, which generally ranges from three to seven years. Long-lived assets are tested for impairment when events or conditions indicate that the carrying value of an asset may not be fully recoverable from future cash flows.
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
Contingent Consideration
The Company determined the acquisition date fair value of contingent consideration using a discounted cash flow method, with significant inputs that are not observable in the market and thus represents a Level 3 fair value measurement as defined in ASC Topic 820, "Fair Value Measurement." The significant inputs in the Level 3 measurement not supported by market activity include our probability assessments of expected future cash flows related to the Company's acquisition of Brink Software Inc. in 2014.  The liability for the contingent consideration was established at the time of the acquisition and has been evaluated on a quarterly basis based on additional information as it became available.  Changes in the fair value adjustment were recorded in the earnings of the period in which the evaluation is made.  In 2018, the Company recorded a $0.5 million adjustment to decrease the fair value of the Company's contingent consideration related to its acquisition of Brink Software Inc., versus a $1.0 million adjustment to decrease the fair value in 2017.  These adjustments are reflected within other expense on the consolidated statement of operations.
Goodwill
The Company tests goodwill for impairment on an annual basis on the first day of the fourth quarter, or more often if events or circumstances indicate there may be impairment.  PAR operates in two reportable operating segments, Restaurant/Retail and Government, which are the reporting units used in testing goodwill impairment. Goodwill is tested at the reporting unit level.  Goodwill is assigned to a specific reporting unit at the date the goodwill is initially recorded. Once goodwill has been assigned to a specific reporting unit, it no longer retains its association with a particular acquisition, and all of the activities within a reporting unit, whether acquired or organically grown, are available to support the value of the goodwill.
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
The Company uses different methodologies in performing the goodwill impairment test for each reporting unit.  For both the Restaurant/Retail and Government reporting units, these methodologies include an income approach, namely a discounted cash flow method, and multiple market approaches and the guideline public company method and quoted price method.  The valuation methodologies and weightings used in the current year are generally consistent with those used in past annual impairment tests.
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
Key assumptions within the discounted cash flow model used by the Company include projected financial operating results, a long-term growth rate of 3% and, depending on the reporting unit, discount rates ranging from 14.0% to 29.0%.  As stated above, because the discounted cash flow method derives value from the present value of a projected level of income stream, a modification to the Company's projected operating results, including changes to the long-term growth rate, could impact the fair value.  The present value of the cash flows is determined using a discount rate based on the capital structure and capital costs of comparable public companies, as well as company-specific risk premium, as identified by the Company.  A change to the discount rate could impact the fair value determination.
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
The public company method and quoted price method of valuation are based on the premise that pricing multiples of publicly traded companies can be used as a tool to be applied in valuing closely held companies.  The mechanics of the two methods require the use of the stock price in conjunction with other factors to create a pricing multiple that can be used, with certain adjustments, to apply against the reporting unit’s similar factor to determine an estimate of value for the subject company.  The Company considers these methods appropriate because they provide an indication of fair value supported by current market conditions.  The Company established its weighting at 10% of the fair value calculation for the public company method and quoted price method for both the Restaurant/Retail and Government, reporting units.
The most critical assumption underlying the market methods used by the Company are the comparable companies selected.  Each market approach described above estimates revenue and earnings multiples based on the comparable companies selected.  As such, a change in the comparable companies could have an impact on the fair value determination.
The amount of goodwill carried by the Restaurant/Retail and Government reporting units is $10.3 million and $0.7 million, respectively.  The estimated fair value of the Restaurant/Retail reporting unit is substantially in excess of its carrying value as a result of the Step 1 analysis performed to determine whether the fair value of the reporting units is lower than their carrying value.  The estimated fair value of the Government reporting unit is substantially in excess of its carrying value as a result of the Step 1 analysis performed.  There were no goodwill impairment charges recorded for the Restaurant/Retail reporting unit or the Government reporting unit for the years ended December 31, 2018 or December 31, 2017.
Restaurants/Retail:
In deriving its fair value estimates, the Company uses key assumptions built on the current product portfolio mix adjusted to reflect continued revenue increases from Brink. These assumptions, specifically those included within the discounted cash flow estimate, include revenue growth rate, gross margin, operating expenses, working capital requirements, and depreciation and amortization expense.

The Company uses annual revenue growth rates ranging between 3% and 40%.  The high-end growth rate reflects our projected revenues from anticipated increases in installations of Brink at new customer locations.  These software platforms are expected to expand our capabilities into new markets. We believe these estimates are reasonable given the size of the overall market, combined with the projected market share we expect to achieve.  Overall, the projected revenue growth rates ultimately trend to an estimated long term growth rate of 3%.
The Company uses gross margin estimates that are reflective of expected increased recurring SaaS revenue from software sold as a service that is expected to exceed historical gross margins.  Estimates of operating expenses, working capital requirements and depreciation and amortization expense used for the Restaurant/Retail reporting unit are generally consistent with actual historical amounts, adjusted to reflect the Company's continued investment and projected revenue growth from our core technology platforms.  We believe utilization of actual historical results adjusted to reflect our continued investment in our products is an appropriate basis supporting the fair value of the Restaurant/Retail reporting unit.
Finally, the Company uses a discount rate of approximately 29.0% for the Restaurant/Retail reporting unit.  This estimate was derived through a combination of current risk-free interest rate data, financial data from companies that PAR considers to be its competitors and was based on volatility between our historical financial projections and actual results achieved.
The current economic conditions and the continued volatility in the U.S. and in many other countries in which the Company operates could contribute to decreased consumer confidence and continued economic uncertainty which may adversely impact the Company's operating performance.  Although the Company has seen an improvement in the markets it serves, continued volatility in these markets could have an impact on purchases of the Company's products, which could result in a reduction in sales, operating income and cash flows.  Such reductions could have a material adverse impact on the underlying estimates used in deriving the fair value of the Company's reporting units used to support its annual goodwill impairment test or could result in a triggering event requiring a fair value re-measurement, particularly if the Company is unable to achieve the estimates of revenue growth indicated in the preceding paragraphs.  These conditions may result in an impairment charge in future periods.
Government:
The estimated fair value of the Government segment is substantially in excess of its carrying value.  Consistent with prior year methodology, in deriving our fair value estimates, the Company has used key assumptions built on the current core business.  These assumptions, specifically those included within the discounted cash flow estimate, are comprised of the revenue growth rate, gross margin, operating expenses, working capital requirements, and depreciation and amortization expense.
The Company reconciled the aggregate estimated fair value of the reporting units to the market capitalization of the Company noting no impairment as of December 31, 2018 or December 31, 2017 was recorded.
Deferred Taxes
Deferred tax assets are reviewed quarterly for recoverability and valued accordingly. The deferred tax assets are subject to a full valuation allowance.  These deferred tax assets are evaluated by using estimates of future taxable income and the impact of tax planning strategies.  Valuations related to tax accruals and deferred tax assets can be impacted by changes to tax codes, changes in statutory tax rates and our estimates of future taxable income levels.
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

Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
PAR Technology Corporation
New Hartford, New York
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of PAR Technology Corporation (the “Company”) and subsidiaries as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2018 and 2017, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 18, 2019 expressed an unqualified opinion thereon.
Going Concern Uncertainty
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations, has defaulted on covenants related to its credit agreement, and has not generated sufficient cash flows from operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
We have served as the Company's auditor since 2012.
/s/ BDO USA, LLP
New York, New York
March 18, 2019

PAR TECHNOLOGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	December 31,
Assets	2018	2017
Current assets:
Cash and cash equivalents	$3,485	$6,600
Accounts receivable-net	26,219	30,077
Inventories-net	22,737	21,746
Other current assets	3,251	4,209
Total current assets	55,692	62,632
Property, plant and equipment - net	12,575	10,755
Deferred income taxes	—	13,809
Goodwill	11,051	11,051
Intangible assets - net	10,859	12,070
Other assets	4,504	4,307
Total Assets	$94,681	$114,624
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$—	$195
Borrowings on line of credit	7,819	950
Accounts payable	12,644	14,332
Accrued salaries and benefits	5,940	6,275
Accrued expenses	2,113	3,926
Customer deposits and deferred service revenue	9,851	10,241
Other current liabilities	2,550	—
Total current liabilities	40,917	35,919
Long-term debt	—	185
Deferred service revenue	4,407	2,668
Other long-term liabilities	3,411	6,866
Total liabilities	48,735	45,638
Shareholders’ Equity:
Preferred stock, $.02 par value, 1,000,000 shares authorized	—	—
Common stock, $.02 par value, 29,000,000 shares authorized; 17,879,761 and 17,677,161 shares issued, 16,171,652 and 15,969,052 outstanding at December 31, 2018 and December 31, 2017, respectively	357	354
Capital in excess of par value	50,251	48,349
Retained earnings	5,427	29,549
Accumulated other comprehensive loss	(4,253)	(3,430)
Treasury stock, at cost, 1,708,109 shares	(5,836)	(5,836)
Total shareholders’ equity	45,946	68,986
Total Liabilities and Shareholders’ Equity	$94,681	$114,624
See accompanying Notes to Consolidated Financial Statements

PAR TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year ended December 31,
	2018	2017
Net revenues:
Product	$78,787	$115,126
Service	55,282	56,467
Contract	67,177	61,012
Total net revenues	201,246	232,605
Costs of sales:
Product	60,694	85,850
Service	42,107	41,445
Contract	59,982	54,299
Total costs of sales	162,783	181,594
Gross margin	38,463	51,011
Operating expenses:
Selling, general and administrative	34,983	38,171
Research and development	12,412	11,995
Amortization of identifiable intangible assets	966	966
Total operating expenses	48,361	51,132

Operating loss from continuing operations	(9,898)	(121)
Other income, net	306	629
Interest expense, net	(387)	(121)
(Loss) income from continuing operations before provision for income taxes	(9,979)	387
Provision for income taxes	(14,143)	(3,997)
Loss from continuing operations	(24,122)	(3,610)
Discontinued operations
Income on discontinued operations (net of tax)	—	224
Net loss	$(24,122)	$(3,386)
Basic (Loss) Income per Share:
Loss from continuing operations	(1.50)	(0.23)
Income from discontinued operations	—	0.01
Net loss	$(1.50)	$(0.22)
Diluted (Loss) Income per Share:
Loss from continuing operations	(1.50)	(0.23)
Income from discontinued operations	—	0.01
Net loss	$(1.50)	$(0.22)
Weighted average shares outstanding
Basic	16,041	15,949
Diluted	16,041	15,949
See accompanying Notes to Consolidated Financial Statements

PAR TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year ended December 31,
	2018	2017

Net loss	$(24,122)	$(3,386)
Other comprehensive (loss) income, net of applicable tax:
Foreign currency translation adjustments	(823)	64
Comprehensive loss	$(24,945)	$(3,322)
See accompanying Notes to Consolidated Financial Statements

PAR TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(in thousands)

(in thousands)	Common Stock		Capital in excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Shareholders’ Equity
	Shares	Amount				Shares	Amount

Balances at December 31, 2016	17,479	$350	$46,203	$32,357	$(3,494)	(1,708)	$(5,836)	$69,580

Adoption of accounting standard				578				578
Net loss				(3,386)				(3,386)
Issuance of common stock upon the exercise of stock options	271	5	1,495					1,500
Repurchase of common stock	(54)	(1)						(1)
Equity based compensation			651					651
Net issuance of restricted stock awards	(19)							—
Foreign currency translation adjustments					64			64
Balances at December 31, 2017	17,677	$354	$48,349	$29,549	$(3,430)	(1,708)	$(5,836)	$68,986

Net loss				(24,122)				(24,122)
Issuance of common stock upon the exercise of stock options	168	3	863					866
Net issuance of restricted stock awards	16	—						—
Equity based compensation			1,039					1,039
Foreign currency translation adjustments					(823)			(823)
Balances at December 31, 2018	17,861	$357	$50,251	$5,427	$(4,253)	(1,708)	$(5,836)	$45,946
See accompanying Notes to Consolidated Financial Statements

PAR TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(24,122)	$(3,386)
(Income) from discontinued operations	—	(224)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization, and accretion	4,730	4,033
Impairment loss	1,585	—
Provision for bad debts	805	303
Provision for obsolete inventory	(176)	1,543
Equity based compensation	1,039	651
Change in fair value of contingent consideration	(450)	(1,000)
Deferred income tax	13,809	4,159
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	3,053	325
Inventories	(815)	2,948
Income tax receivable/(payable)	—	261
Other current assets	958	(182)
Other assets	(197)	(522)
Accounts payable	(1,688)	(2,355)
Accrued expenses	(3,274)	49
Customer deposits and deferred service revenue	1,349	(6,905)
Other long-term liabilities	(455)	154
Net cash used in operating activities-continuing operations	(3,849)	(148)
Net cash provided by operating activities-discontinued operations	—	462
Net cash (used in) provided by operating activities	(3,849)	314
Cash flows from investing activities:
Capital expenditures	(3,948)	(5,071)
Capitalization of software costs	(3,892)	(3,786)
Proceeds from sale of real estate	1,126	—
Net cash used in investing activities	(6,714)	(8,857)
Cash flows from financing activities:
Payments of long-term debt	(380)	(187)
Payments of other borrowings	(50,470)	(22,200)
Proceeds from other borrowings	57,339	23,150
Proceeds from note receivable	—	3,794
Proceeds from exercise of stock awards	860	1,500
Net cash provided by financing activities	7,349	6,057
Effect of exchange rate changes on cash and cash equivalents	99	31
Net decrease in cash and cash equivalents	(3,115)	(2,455)
Cash and cash equivalents at beginning of period	6,600	9,055
Cash and cash equivalents at end of period	3,485	6,600

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$308	$152
Income taxes, net of refunds	$285	$20

Supplemental disclosures of non-cash information:
Adoption of accounting standard on deferred taxes	$—	$578
See accompanying Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Summary of Significant Accounting Policies
Nature of Business

PAR Technology Corporation ("we", "the Company"), together with its consolidated subsidiaries, provides management technology solutions, including software, hardware, and related services, integral to the point-of-sale (“POS”) infrastructure and task management, information gathering, assimilation and communications services. We deliver our management technology solutions through two operating segments – our Restaurant/Retail segment and our Government segment. In addition, the consolidated financial statements include Corporate and Eliminations, which is comprised of enterprise-wide functional departments.

Basis of consolidation

The consolidated financial statements include the accounts of PAR Technology Corporation and its consolidated subsidiaries (ParTech, Inc., ParTech (Shanghai) Company Ltd., PAR Springer-Miller Systems, Inc., Springer-Miller Canada, ULC, PAR Canada ULC, Brink Software, Inc., PAR Government Systems Corporation and Rome Research Corporation), collectively referred to as the “Company”. All significant intercompany transactions have been eliminated in consolidation.

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

Contingent consideration

The Company determines the acquisition date fair value of contingent consideration using a discounted cash flow method, with significant inputs that are not observable in the market and thus represents a Level 3 fair value measurement as defined in ASC Topic 820, Fair Value Measurement.  The significant inputs in the Level 3 measurement not supported by market activity included the Company’s probability assessments of expected future cash flows related to the Company’s acquisition of Brink Software Inc. in September 2014 (the "Brink Acquisition") during the contingent consideration period, appropriately discounted considering the uncertainties associated with the obligation, and calculated in accordance with the terms of the definitive agreement governing the Brink Acquisition.  The liability for the contingent consideration was established at the time of the acquisition and has been evaluated on a quarterly basis based on additional information as it becomes available.  Any change in the fair value adjustment is recorded in the earnings of that period.  During 2018, we recorded a $0.5 million adjustment to decrease the fair value of the contingent consideration related to the acquisition of Brink Software Inc., versus a $1.0 million adjustment to decrease the fair value during 2017.  This reduction in expense is reflected within other income on the consolidated statements of operations.

Revenue recognition policy

See note 3 of the consolidated financial statements for revenue recognition policy and disclosures.

Warranty provisions

Warranty provisions for product warranties are recorded in the period in which the Company becomes obligated to honor the warranty, which generally is the period in which the related product revenue is recognized. The Company accrues warranty reserves based upon historical factors such as labor rates, average repair time, travel time, number of service calls per machine and cost of replacement parts. When a sale is consummated, a warranty reserve is recorded based upon the estimated cost to provide the service over the warranty period which can range from 12 months to 36 months.

Cash and cash equivalents

The Company considers all highly liquid investments, purchased with a remaining maturity of three months or less, to be cash equivalents.

Accounts receivable – Allowance for doubtful accounts

Allowances for doubtful accounts are based on estimates of probable losses related to accounts receivable balances.  The establishment of allowances requires the use of judgment and assumptions regarding probable losses on receivable balances.  The Company continuously monitors collections and payments from our customers and maintains a provision for estimated credit losses based on our historical experience and any specific customer collection issues that we have identified.  Thus, if the financial condition of our customers were to deteriorate, our actual losses may exceed our estimates, and additional allowances would be required.

Inventories

The Company’s inventories are valued at the lower of cost and net realizable value, with cost determined using the first-in, first-out (“FIFO”) method.  The Company uses certain estimates and judgments and considers several factors including product demand, changes in customer requirements and changes in technology to provide for excess and obsolescence reserves to properly value inventory.

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

Other current liabilities

Other current liabilities represent the fair value of the contingent consideration payable related to the Brink Acquisition. At December 31, 2018, the amount in other current liabilities related to contingent consideration is $2.5 million compared to $3.0 million included in other long-term liabilities at December 31, 2017. This change in fair value is reflected within other income on the consolidated statements of operations.

Other long-term liabilities

Other long-term liabilities represent amounts owed to employees that participate in the Company’s Deferred Compensation Plan. Amounts owed to employees participating in the Deferred Compensation Plan at December 31, 2018 were $3.4 million as compared to $3.9 million at December 31, 2017. During 2017, we recorded an adjustment to decrease the fair value of the Brink Acquisition contingent consideration payable by $1.0 million.

Foreign currency

The assets and liabilities for the Company’s international operations are translated into U.S. dollars using year-end exchange rates. Income statement items are translated at average exchange rates prevailing during the year. The resulting translation adjustments are recorded as a separate component of shareholders’ equity under the heading Accumulated Other Comprehensive Loss.  Exchange gains and losses on intercompany balances of permanently invested long-term loans are also recorded as a translation adjustment and are included in Accumulated Other Comprehensive Loss.  Foreign currency transaction gains and losses are recorded in other income, net in the accompanying statements of operations.

Other income, net

The components of other income, net from continuing operations for the years ended December 31 are as follows:

	Year ended December 31 (in thousands)
	2018	2017

Foreign currency (loss) / gain	$(258)	$39
Rental loss-net	(865)	(683)
Gain on sale of real estate	649	—
Fair value adjustment contingent consideration	450	1,000
Other	330	273
Other income, net	$306	$629

In 2018, we recorded a $0.5 million adjustment to decrease the fair value of the Company's contingent consideration related to the acquisition of Brink Software Inc.  Also, during 2018, the Company incurred a net loss on rental contracts of approximately $0.9 million.

During 2017, we recorded a $1.0 million adjustment to decrease the fair value of the Company's contingent consideration related to the acquisition of Brink Software Inc. Also, during 2017, the Company incurred a net loss on rental contracts of approximately $0.7 million.

Identifiable intangible assets

The Company’s identifiable intangible assets represent intangible assets acquired from the Brink Acquisition and internally developed software costs.  The Company capitalizes certain costs related to the development of computer software used in its Restaurant/Retail segment. Software development costs incurred prior to establishing technological feasibility are charged to operations and included in research and development costs.  The technological feasibility of a computer software product is established when the Company has completed all planning, designing, coding, and testing activities that are necessary to establish that the product can be produced to meet its design specifications including functions, features, and technical performance requirements. Software development costs incurred after establishing feasibility (as defined within ASC 985-20, "Costs of Software to be Sold, Leased or Marketed" - for software cost related to sold as a perpetual license) are capitalized and amortized on a product-by-product basis when the product is available for general release to customers.  Software development is also capitalized in accordance with ASC 350-40, “Intangibles - Goodwill and Other - Internal - Use Software,” and is amortized over the expected benefit period, which generally ranges from three to seven years. Long-lived assets are tested for impairment when events or conditions indicate that the carrying value of an asset may not be fully recoverable from future cash flows. Software costs capitalized within continuing operations during the periods ended 2018 and 2017 were $3.9 million and $3.8 million, respectively.

Annual amortization charged to cost of sales when a product is available for general release to customers is computed using the greater of (a) the straight-line method over the remaining estimated economic life of the product, generally three to seven years or (b) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product.  Amortization of capitalized software costs from continuing operations amounted to $3.5 million and $2.7 million, in 2018 and 2017, respectively.

The components of identifiable intangible assets, excluding discontinued operations, are:

	December 31, (in thousands)
	2018	2017	Estimated Useful Life
Acquired and internally developed software costs	$21,977	$19,670	3 - 7 years
Customer relationships	160	160	7 years
Non-compete agreements	30	30	1 year
	22,167	19,860
Less accumulated amortization	(11,708)	(8,190)
	$10,459	$11,670
Trademarks, trade names (non-amortizable)	400	400	N/A
	$10,859	$12,070

The expected future amortization of these intangible assets assuming straight-line amortization of capitalized software costs and acquisition related intangibles is as follows (in thousands):

2019	$3,198
2020	2,698
2021	1,856
2022	879
2023	497
Thereafter	1,331
Total	$10,459

The Company has elected to test for impairment of indefinite lived intangible assets during the fourth quarter of its fiscal year.  To value the indefinite lived intangible assets, the Company utilizes the royalty method to estimate the fair values of the trademarks and trade names. There was no impairment to indefinite lived intangible assets in 2018 or 2017. The Company recorded an impairment charge of $1.6 million on capitalized software related to its food safety software solution which had been included in costs of service for the year ended December 31, 2018. No impairment charges were recorded for the year ended December 31, 2017.

Stock-based compensation

The Company recognizes all stock-based compensation to employees, including awards of employee stock options and restricted stock, in the financial statements as compensation cost over the applicable vesting periods using a straight-line expense recognition method, based on their fair value on the date of grant.

Earnings/Loss per share

Basic earnings/loss per share are computed based on the weighted average number of common shares outstanding during the period.  Diluted earnings/loss per share reflect the dilutive impact of outstanding stock options and restricted stock awards.
The following is a reconciliation of the weighted average shares outstanding for the basic and diluted earnings/loss per share computations (in thousands, except share and per share data):

	December 31,
	2018	2017
Loss from continuing operations	$(24,122)	$(3,610)

Basic:
Weighted average shares outstanding at beginning of year	15,949	15,675
Weighted average shares issued during the year, net	92	274
Weighted average common shares, basic	16,041	15,949
Loss from continuing operations per common share, basic	$(1.50)	$(0.23)

Diluted:
Weighted average common shares, basic	16,041	15,949
Dilutive impact of stock options and restricted stock awards	—	—
Weighted average common shares, diluted	16,041	15,949
Loss from continuing operations per common share, diluted	$(1.50)	$(0.23)

At 2018 and 2017 there were 750,000 and 266,000 incremental shares, respectively, from the assumed exercise of stock options that were excluded from the computation of diluted earnings per share because of the anti-dilutive effect on earnings per share.  There were 113,000 restricted stock awards excluded from the computation of diluted earnings per share for the fiscal year ended 2018 and 49,000 for the fiscal year ended 2017.

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

The discounted cash flow method derives a value by determining the present value of a projected level of income stream, including a terminal value.  This method involves the present value of a series of estimated future cash flows at the valuation date by the application of a discount rate, one which a prudent investor would require before making an investment in our equity.  We consider this method to be most reflective of a market participant’s view of fair value given the current market conditions, as it is based on our forecasted results and, therefore, established this method's weighting at 80% of the fair value calculation. Key assumptions within our discounted cash flow model include projected financial operating results, a long-term growth rate of 3% and, depending on the reporting unit, discount rates ranging from 14.0% to 29.0%.  As stated above, because the discounted cash flow method derives value from the present value of a projected level of income stream, a modification to our projected operating results, including changes to the long-term growth rate, could impact the fair value.  The present value of the cash flows is determined using a discount rate based on the capital structure and capital costs of comparable public companies, as well as company-specific risk premium, as identified by us.  A change to the discount rate could impact the fair value determination.

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

The amount of goodwill within continuing operations was $11.1 million at December 31, 2018 and December 31, 2017.  There was no impairment of goodwill for the years ended December 31, 2018 or December 31, 2017.

Impairment of long-lived assets

The Company evaluates the accounting and reporting for the impairment of long-lived assets in accordance with the reporting requirements of ASC 360-10, Accounting for the Impairment or Disposal of Long-Lived Assets.  The Company will recognize impairment of long-lived assets or asset groups if the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to such assets.  If the carrying value of a long-lived asset or asset group is considered impaired, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset or asset group for assets to be held and used, or the amount by which the carrying value exceeds the fair market value less cost to sell for assets to be sold.  There was no impairment charge in 2017. During 2018, the Company recorded an impairment charge of $1.6 million to reduce the carrying value of two previously released versions of its food safety software no longer in service.

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

Going Concern Assessment

The Consolidated Financial Statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Management has evaluated whether relevant conditions or events, considered in the aggregate, indicate that there is substantial doubt about the Company's ability to continue as a going concern. Substantial doubt exists when conditions and events, considered in the aggregate, indicate it is probable that the Company will be unable to meet its obligations as they become due during the next 12 months. The assessment is based on the relevant conditions that are known or reasonably knowable as of March 18, 2019.

The Company sustained a net loss of approximately $24.1 million in the year ended December 31, 2018. Cash flow from operations reflected a net cash outflow of approximately $3.8 million in the year ended December 31, 2018. As of December 31, 2018, the Company was not in compliance with the financial maintenance covenants contained in the Credit Agreement. On March 4, 2019, pursuant to an Amendment to the Credit Agreement, the Company obtained a waiver of the default from its lender. The Company’s continuation as a going concern is dependent on it having access to sufficient capital to meet its obligations during the next 12 months. In the absence of the Company generating sufficient cash flows from operations and obtaining alternative or additional sources of capital, including alternative sources of debt financings or future sales of equity or equity-linked securities, to fund its operations and either ensure continued compliance under the Credit Agreement or refinance and repay the current debt owed under the Credit Agreement or obtaining additional waivers or modifications, an event of default may occur under the Credit Agreement. If an event of default were to occur under the Credit Agreement, the lender may accelerate the payment of amounts outstanding and otherwise exercise any remedies to which it may be entitled. In addition, in such a case, the Company may no longer have access to the liquidity provided by the Credit Agreement and, as a result, the Company may not have sufficient liquidity to satisfy operating expenses, capital expenditures and other cash needs. This raises substantial doubt about the Company's ability to continue as a going concern. However, the Company believes there are available sources of cash including, capital from other sources of debt financings and/or future sales of equity or equity-linked securities; operating efficiencies from strategic reductions and reallocations of expenditures and investments; and revenue growth, which will provide the Company with sufficient liquidity to continue as a going concern. If the Company is unable to secure one or more of these sources of cash then there would be substantial doubt about the Company’s ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

The Company is finalizing its adoption of the new standard effective January 1, 2019 and will be adopting the standard using the optional transition method by recognizing a cumulative-effect adjustment to the balance sheet at January 1, 2019 and not revising prior period presented amounts. The processes that are in final refinement related to our full implementation of the standard include: i) finalizing our estimates related to the applicable incremental borrowing rate at January 1, 2019 and ii) process enhancements for refining our financial reporting procedures to develop the additional required qualitative and quantitative disclosures required beginning in 2019. The Company has elected the following practical expedients: i) it has not reassessed whether any expired or existing contracts are or contain leases, ii) it has not reassessed lease classification for any expired or existing leases, iii) it has not reassessed initial direct costs for any existing leases, and iv) it has not separated lease and nonlease components. In preparation for adoption of the standard, the Company has implemented internal controls to enable the preparation of financial information.

The standard will have a material impact on our consolidated balance sheets, but will not have a material impact on our consolidated statements of operations. The most significant impact will be the recognition of right-of-use (“ROU”) assets and lease liabilities for operating leases.

Adoption of the standard will result in the recognition of additional ROU assets and lease liabilities for operating leases ranging between $4.0 million to $4.5 million each as of January 1, 2019.

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

In August 2018, the FASB issued ASU 2018-13, “Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement.” ASU 2018-13 modifies the fair value measurements disclosures with the primary focus to improve effectiveness of disclosures in the notes to the financial statements that is most important to the users. The new guidance modifies the required disclosures related to the valuation techniques and inputs used, uncertainty in measurement, and changes in measurements applied. ASU 2018-13 is effective for the Company beginning with and including its fiscal year ending December 31, 2019 and each quarterly period thereafter. Early adoption is permitted. The Company is currently assessing the impact this new guidance may have on the Company’s consolidated financial statements and footnote disclosures.

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

The Company adopted ASU 2014-09 effective January 1, 2018 using the modified retrospective method. Under that method, we applied the standard to all contracts existing as of January 1, 2018. There was no impact to the Company’s retained earnings as a result of the adoption of ASC 606.

The Company assessed its control framework as a result of adopting the new standard and notes minimal changes to its systems and other control processes.

In August 2014, the FASB issued ASU No 2014-15. The amendments in ASU 2014-15 are intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. Under GAAP, financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. The going concern basis of accounting is critical to financial reporting because it establishes the fundamental basis for measuring and classifying assets and liabilities. Currently, GAAP lacks guidance about management’s responsibility to evaluate whether there is substantial doubt about the organization’s ability to continue as a going concern or to provide related footnote disclosures. This ASU provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes.

The Company adopted ASU 2014-15 in the quarter ended December 20, 2017. The provisions of ASU 2014-15 present that the Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and obtain alternative financing to refund and repay the current debt owed under its Credit Agreement. Current conditions raise substantial doubt about the Company’s ability to continue as a going concern. See the above Going Concern Assessment in Note 1. Summary of Significant Accounting Policies for further discussion on the impact to the Company.

In August 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-15, "Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments." ASU 2016-15 is intended to reduce diversity in practice in how eight particular transactions are classified in the statement of cash flows. ASU 2016-15 became effective for interim and annual reporting periods beginning after December 15, 2017. Entities are required to apply the guidance retrospectively; however, if it is impracticable to apply the guidance retrospectively for an issue, the amendments related to that issue are applied prospectively. As this guidance only affects the classification within the statement of cash flows, ASU 2016-15 did not have a material impact on the Company's consolidated financial statements.

In May 2017, the Financial Accounting Standards Board (FASB) issued ASU 2017-09, “Compensation - Stock Compensation (Topic 718) - Scope of Modification Accounting.” ASU 2017-09 clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. Under ASU 2017-09, an entity does not apply modification accounting to a share-based payment award if all of the following are the same immediately before and after the change: (i) the award's fair value, (ii) the award's vesting conditions and (iii) the award's classification as an equity or liability instrument. ASU 2017-09 became effective for us on January 1, 2018 and did not have a material impact on the Company's consolidated financial statements.

Note 2 — Divestiture and Discontinued Operations
On November 4, 2015, the Company sold substantially all of the assets of its hotel/spa technology business operated by PAR Springer-Miller Systems, Inc., Springer-Miller International, LLC, and Springer-Miller Canada, ULC (collectively, “PSMS”) pursuant to an asset purchase agreement (the “PSMS APA”) dated on even date therewith among PSMS and Gary Jonas Computing Ltd., SMS Software Holdings LLC, and Jonas Computing (UK) Ltd. (the “Purchasers”). Accordingly, the results of operations of PSMS have been classified as discontinued operations in the consolidated statements of operations and consolidated statements of cash flows in accordance with Accounting Standards Codification (“ASC”) ASC 205-20 (Presentation of Financial Statements – Discontinued Operations). Additionally, the assets and associated liabilities have been classified as discontinued operations in the consolidated balance sheets. Total consideration to be received from the sale is $16.6 million in cash (the “Base Purchase Price”), with $12.1 million received at the time of closing, and $4.5 million payable eighteen months after the closing (the "Holdback Amount"). On May 5, 2017, the Company received payment of $4.2 million of the Holdback Amount, the unpaid balance reflecting a negative purchase price adjustment based on the net tangible asset calculation provided under the PSMS APA.
In addition to the Base Purchase Price, contingent consideration of up to $1.5 million (the "Earn-Out") could be received by the Company based on achievement of certain agreed-upon revenue and earnings targets for calendar years 2016, 2017 and 2018 (up to $500,000 per calendar year), subject to setoff for PSMS and ParTech, Inc indemnification obligations thereunder and unresolved claims.  As of 2018, the Company has not received any Earn-Out payment and has not recorded any amount associated with this contingent consideration for any of the three target years as the Company does not believe achievement of the related targets is probable.
Summarized financial information for the Company’s discontinued operations is as follows (in thousands):

	December 31, (in thousands)
	2018	2017

Income from discontinued operations before income taxes	$—	$284
Provision for income taxes	—	(60)
Income from discontinued operations, net of taxes	$—	$224

Note 3 - Revenue Recognition

In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09, Revenue from Contracts with Customers, codified as ASC Topic 606 (“ASC 606”). The FASB issued amendments to ASC 606 during 2016. ASC 606 requires additional disclosures regarding the nature, amount, timing and uncertainty of revenue and related cash flows arising from arrangements with customers. ASC 606 is effective for annual and interim reporting periods beginning after December 15, 2017.

Two adoption methods are permitted under ASU 2014-09. The new standard may be adopted through either retrospective application to all periods presented in our consolidated financial statements (full retrospective) or through a cumulative effect adjustment to retained earnings at the effective date (modified retrospective). The Company adopted the new standard effective January 1, 2018 using the modified retrospective method. In evaluating the impact of adoption, we reviewed significant open arrangements with customers for each revenue source and adoption did not have a material impact.

Our revenue is derived from Software as a Service (SaaS), hardware and software sales, software activation, hardware support, installations, maintenance, professional services, contracts and programs. ASC 606 requires us to distinguish and measure performance obligations under customer contracts. Contract consideration is allocated to all performance obligations within the arrangement or contract. Performance obligations that are determined not to be distinct are combined with other performance obligations until the combined unit is determined to be distinct and that combined unit is then recognized as revenue over time or at a point in time depending on when control is transferred. Performance obligations that are determined to be non-distinct are recognized as revenue over time or at a point in time depending on when all performance obligations under the contract are met.

We evaluated the potential performance obligations within our Restaurant/Retail reporting segment and evaluated whether each deliverable or promise met the ASC 606 criteria to be considered distinct performance obligations. Revenue in the Restaurant/Retail reporting segment is recognized at a point in time for software, hardware, installations and “pass through licenses”. Revenue on these items are recognized when the customer obtains control of the asset. This generally occurs upon delivery and acceptance by the customer or upon installation or delivery to a third party carrier for onward delivery to customer. Additionally, revenue in the Restaurant/Retail reporting segment relating to SaaS, Advanced Exchange programs, on-site support and other services is recognized over time as the customer simultaneously receives and consumes the benefits of the Company’s performance obligations. Our support services are stand-ready obligations that are provided over the life of the contract, generally 12 months. We offer installation services to our customers for hardware and software for which we primarily hire third-party contractors to install the equipment on our behalf. We pay the third-party contractors an installation service fee based on an hourly rate as agreed upon between us and contractor. When third party installers are used, we determine whether the nature of our promises are performance obligations to provide the specified goods or services ourselves (principal) or to arrange for the third party to provide the goods or services (agent). In our customer arrangements, we are primarily responsible for providing a good or service, we have inventory risk before the good or service is transferred to the customer, and we have discretion in establishing prices. We are the principal in the arrangement and record installation revenue on a gross basis.

At times we will offer maintenance services at different prices for customers based on the life of the service, generally 12 months. The support services associated with hardware and software sales are a ‘stand-ready obligation’ satisfied over time on the basis that customer consumes and receives a benefit from having access to our support resources, when and as needed, throughout the contract term. For this reason, the support services are recognized ratably over the term since we satisfy our obligation to stand ready by performing these services each day.

Our contracts typically require payment within 30 to 90 days from the shipping date or installation date, depending on our terms with the customer. The primary method used to estimate standalone selling price is the price that we charge for that good or service when we sell it separately under similar circumstances to similar customers. The Company determines standalone selling price as follows: Hardware, software, and software activation (one-time fee at the initial offering of software or SaaS) performance obligations are recognized at a stand-alone selling price through an observable price. All other performance obligations, including pass-through hardware (such as terminals, printers or card readers), hardware support (referred to as Advanced Exchange), installation, maintenance, software upgrades, and professional services (project management) are recognized at an expected cost plus margin.

Our revenue in the Government reporting segment is recognized over time as control is generally transferred continuously to our customers. Revenue generated by the Government reporting segment is predominantly related to services provided, however, revenue is also generated through the sale of materials, software, hardware, and maintenance. For the Government reporting segment cost plus fixed fee contract portfolio, revenue is recognized over time using costs incurred to date to measure progress toward satisfying our performance obligations. Incurred cost represents work performed, which corresponds with, and thereby best depicts, the transfer of control to the customer. Contract costs include labor, material, overhead and general & administrative expenses. Profit is recognized on the fixed fee portion of the contract as costs are incurred and invoiced. Long-term fixed price contracts and programs involve the use of various techniques to estimate total contract revenue and costs. For long-term fixed price contracts, we estimate the profit on a contract as the difference between the total estimated revenue and expected costs to complete a contract and recognize that profit over the life of the contract. Contract estimates are based on various assumptions to project the outcome of future events. These assumptions include: labor productivity and availability; the complexity of the work to be performed; the cost and availability of materials; and the performance of subcontractors. Revenue and profit in future periods of contract performance are recognized using the aforesaid assumptions and adjusting the estimate. Allocating the contract consideration varies based on the performance obligations within a specific contract as the stand-alone selling price of the software and maintenance/support is not always discernable. Once the services provided are determined to be distinct or not distinct, we evaluate how to allocate the transaction price. Generally, the Government reporting segment does not sell the same good or service to similar customers and the contract performance obligations are unique to each government solicitation. The performance obligations are typically not distinct. In cases where there are distinct performance obligations, the transaction price would be allocated to each performance obligation on a ratable basis based upon the standalone selling price of each performance obligation. Cost plus margin is used for the cost plus fixed fee contract portfolios as well as the fixed price and time & materials contracts portfolios.

In determining when to recognize revenue, we analyze whether our performance obligations in our contracts are satisfied over a period of time or at a point in time. In general, our performance obligations are satisfied over a period of time. However, there may be circumstances where the latter or both scenarios could apply to a contract.

We usually expect payment within 30 to 90 days from the date of service, depending on our terms with the customer. None of our contracts as of December 31, 2018 contained a significant financing component.

There was no impact on retained earnings for the twelve months ended December 31, 2018 based on the adoption of ASC 606.

Performance Obligations Outstanding

Our performance obligations outstanding represent the transaction price of firm, non-cancellable orders, with expected delivery dates to customers subsequent to December 31, 2018, for which work has not yet been performed. The aggregate performance obligations attributable to each of our reporting segments is as follows (in thousands):

	As of December 31, 2018
	Current - under one year	Non-current - over one year
Restaurant	$9,320	$4,407
Government	325	—
TOTAL	$9,645	$4,407

	As of December 31, 2017
	Current - under one year	Non-current - over one year
Restaurant	6,199	2,668
Government	585	—
TOTAL	6,784	2,668
Most performance obligations over one year are related to service and support contracts, of which we expect to fulfill at a maximum of 60 months. Commissions related to service and support contracts are not significant.

During the three and twelve months ended December 31, 2018, we recognized service revenue of $4.7 million and $6.8 million that was included in contract liabilities at the beginning of the period, respectively.

Disaggregated Revenue
We disaggregate revenue from contracts with customers by major product group for each of the reporting segments because we believe it best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. Disaggregated revenue for the three and twelve months ended December 31, 2018 is as follows (in thousands)

	Twelve months ended December 31, 2018
	Restaurant/Retail - Point in Time	Restaurant/Retail - Over Time	Government - Over Time
Restaurant	98,353	29,713	—
Grocery	2,907	3,096	—
Mission Systems	—	—	34,796
ISR Solutions	—	—	32,381
TOTAL	101,260	32,809	67,177
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

Note 4 — Accounts Receivable, net
The Company’s net accounts receivable consists of:

	December 31, (in thousands)
	2018	2017
Government segment:
Billed	$9,100	$9,028
Advanced billings	(563)	(1,977)
	8,537	7,051
Restaurant/Retail segment:
Accounts receivable - net	17,682	23,026
	$26,219	$30,077
At December 31, 2018 and 2017, the Company had recorded allowances for doubtful accounts of $1.3 million and $0.9 million, respectively, against Restaurant/Retail segment accounts receivable.  Write-offs of accounts receivable during fiscal years 2018 and 2017 were $0.4 million and $0.5 million, respectively.  The increase in bad debt expense which is recorded in the consolidated statements of operations was $0.8 million and $0.3 million in 2018 and 2017, respectively.
Receivables recorded as of December 31, 2018 and 2017 all represent unconditional rights to payments from customers.

Note 5 — Inventories, net
Inventories are used in the manufacture and service of Restaurant/Retail products.  The components of inventory, net consist of the following:

	December 31, (in thousands)
	2018	2017
Finished Goods	$12,472	$9,535
Work in process	67	766
Component parts	4,716	5,480
Service parts	5,482	5,965
	$22,737	$21,746
At December 31, 2018 and 2017, the Company had recorded inventory write-downs of $9.8 million and $10.0 million , respectively, against Restaurant/Retail inventories, which relate primarily to service parts.

Note 6 — Property, Plant and Equipment, net
The components of property, plant and equipment, net, are:

	December 31, (in thousands)
	2018	2017
Land	$199	$253
Building and improvements	6,444	6,205
Rental property	2,749	5,650
Furniture and equipment	21,558	18,196
	30,950	30,304
Less accumulated depreciation	(18,375)	(19,549)
	$12,575	$10,755

The estimated useful lives of buildings and improvements and rental property are twenty to twenty-five years.  The estimated useful lives of furniture and equipment range from three to eight years.  Depreciation expense from continuing operations was $1.2 million and $1.3 million for 2018 and 2017, respectively.
The Company leases a portion of its headquarters facility to various tenants.  Net rent received from these leases totaled $0.4 million and $0.3 million for 2018 and 2017, respectively.  Future minimum rent payments due to the Company under these lease arrangements are approximately $1.7 million, and $1.0 million in 2019 and 2020, respectively.
The Company leases office space under various operating leases. Rental expense from continuing operations on operating leases was approximately $1.9 million and $3.0 million for 2018 and 2017, respectively.  Future minimum lease payments under all non-cancelable operating leases are (in thousands):

2019	1,652
2020	1,006
2021	902
2022	752
2023	574
Thereafter	75
$4,961

Note 7 — Debt
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

On June 5, 2018, we entered into a Credit Agreement (the “Credit Agreement”) with certain of our U.S. subsidiaries and Citizens Bank, N.A. (“Citizens Bank”). The Credit Agreement provides for revolving loans in an aggregate principal amount of up to $25.0 million (the “Credit Facility”). The Credit Facility includes a $15.0 million accordion option, which we can request in $5.0 million increments. The accordion increase is uncommitted and is not available if an event of default exists. In connection with entering into the Credit Agreement, we repaid in full all outstanding obligations owed under the credit agreement dated November 29, 2016 (as subsequently amended, modified, and supplemented) with JPMorgan Chase Bank, N.A. (“JPMorgan Chase”), and terminated the JPMorgan Chase credit agreement and all commitments (other than an undrawn letter of credit) by JPMorgan Chase to extend further credit thereunder. The Credit Facility matures three (3) years from the date of the Credit Agreement and is guaranteed by our U.S. subsidiaries that are parties thereto. The Credit Facility is secured by substantially all of our assets and the subsidiary guarantors. The Credit Agreement contains customary representations and warranties and affirmative and negative covenants, including certain financial maintenance covenants consisting of maximum consolidated leverage ratios and minimum consolidated EBITDA, and covenants that restrict our ability and our subsidiaries to incur additional indebtedness, incur or permit to exist liens on assets, make investments and acquisitions, consolidate or merge, engage in asset sales, pay dividends, and make distributions.

The revolving loans bear interest at the LIBOR rate plus 1.5%. Obligations under the Credit Agreement may be accelerated upon certain customary events of default (subject to grace or cure periods, as applicable).

On March 4, 2019, the Company, together with its U.S. subsidiaries that are parties to the Credit Agreement, entered into a First Amendment to Credit Agreement with Citizens (the “Amendment”).  Pursuant to the Amendment, Citizens waived the Company’s noncompliance with the financial maintenance covenants contained in the Credit Agreement for the fiscal quarter ended December 31, 2018. With the waiver, the Company was in compliance with the Credit Agreement at December 31, 2018. The Amendment provides the Company with temporary relief from the financial maintenance covenants contained in the Credit Agreement, including suspending application of the consolidated leverage ratio and consolidated EBITDA covenants until the fiscal quarter ending September 30, 2019. Beginning February 28, 2019 and for each calendar month thereafter through August 31, 2019, the Company must maintain a minimum liquidity and minimum unadjusted EBITDA based on the Company’s annual budget and annual consolidated forecasts submitted to Citizens on the Amendment date; and amends the Borrowing Base to include a portion of the value of our corporate headquarters as additional borrowing base collateral, which will be available upon the mortgage on such property being recorded.

There was a $7.8 million outstanding balance on the line of credit at December 31, 2018 compared to $1.0 million outstanding amount as of December 31, 2017.

The Company previously had a loan, collateralized by a mortgage on certain real estate. On October 1, 2018, the Company finalized a sale of the real estate held as collateral and the remaining balance on the loan was paid in full. There is no amount outstanding on the loan as of December 31, 2018.

Note 8 — Stock Based Compensation
The Company recognizes all stock-based compensation to employees and directors, including awards of stock options and restricted stock awards, in the financial statements as compensation cost over the applicable vesting periods based on their fair value on the date of grant.  Total stock-based compensation expense included in selling, general and administrative expense in 2018 and 2017 was $1.0 million and $0.7 million, respectively.  The amount recorded for the years ended December 31, 2018 and 2017 was recorded net of benefits of $18,000 and $21,000, as the result of forfeitures of unvested stock awards prior to the completion of the requisite service period or failure to meet requisite performance targets.  The amount of total stock based compensation includes $0.7 million and $0.4 million in 2018 and 2017, respectively, relating to restricted stock awards.  No compensation expense has been capitalized during 2018 and 2017.
The Company has reserved 1.0 million shares under its 2015 Equity Incentive Plan (“Plan”). The Plan provides for the grant of several different forms of stock-based compensation, including stock options to purchase shares of the Company's common stock. Stock options granted under the Plan may be incentive stock options or nonqualified stock options. The Plan also provides for restricted stock awards, including performance based awards.  Generally, stock options are nontransferable other than upon death.  Option grants generally vest over a one to three year period after the grant and typically expire ten years after the date of the grant. The Compensation Committee of the Board of Directors (Compensation Committee) has discretion to determine the material terms and conditions of option awards under the Plan. Other terms and conditions of an award of stock options will be determined by the Compensation Committee as set forth in the agreement relating to that award. The Compensation Committee has authority to administer the Plan.
Prior to the Plan, the Company reserved 1.0 million shares under its 2005 Equity Incentive Plan (the “2005 Plan”). Stock options available for grant under the 2005 Plan were incentive stock options and nonqualified stock options. The 2005 Plan also provided for restricted stock awards, including both time and performance vesting awards.  Stock options granted under the 2005 Plan are nontransferable other than upon death, generally vest over a one to three year period after grant and typically expire ten years from grant. Upon approval of the 2015 Plan, equity awards are not eligible for grant under the 2005 Plan and, as such, no new grants of stock options or restricted stock awards under the 2005 Plan were made in 2018 or 2017.
The below table presents information with respect to stock options under the Plan and the 2005 Plan:

	No. of Shares (in thousands)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2017	761	$5.80	$2,748
Options granted	101	19.36
Options exercised	(168)	5.19
Forfeited and canceled	(16)	13.93
Expired	—	—
Outstanding at December 31, 2018	678	$7.89
Vested and expected to vest at December 31, 2018	674	$7.71
Total shares exercisable as of December 31, 2018	497	$5.62
Shares remaining available for grant	583
The weighted average grant date fair value of stock options granted during the years 2018 and 2017 was $19.36 and $3.26, respectively.  The total intrinsic value of stock options exercised during the year ended December 31, 2018 was $1,552,000. The total intrinsic value of stock options exercised during the year ended December 31, 2017 was $1,043,000.  New shares of the Company’s common stock are issued as a result of stock option exercises in 2018 and for options exercised in 2017. The fair value of options at the date of the grant was estimated using the Black-Scholes model with the following assumptions for the respective period ending December 31:

	2018	2017
Expected option life	3.7 years	3.7 years
Weighted average risk-free interest rate	2.2%	2.2%
Weighted average expected volatility	36%	36%
Expected dividend yield	0%	0%
For the years ended 2018 and 2017, the expected option life was based on the Company’s historical experience with similar type options.  Expected volatility is based on historic volatility levels of the Company’s common stock over the preceding period of time consistent with the expected life.  The risk-free interest rate is based on the implied yield currently available on U.S. Treasury zero coupon issues with a remaining term equal to the expected life.  Stock options outstanding at December 31, 2018 are summarized as follows:

Range of Exercise Prices	Number Outstanding (in thousands)	Weighted Average Remaining Life	Weighted Average Exercise Price

$4.72 - $22.18	678	6.96 years	$7.89
At 2018, the aggregate unrecognized compensation cost of unvested equity awards, as determined using a Black-Scholes option valuation model, was $1.8 million (net of estimated forfeitures) which is expected to be recognized as compensation expense in fiscal years 2019 through 2021. The Company has not paid cash dividends on its common stock, and the Company presently intends to continue to retain earnings for reinvestment in growth opportunities.  Accordingly, it is anticipated no cash dividends will be paid in the foreseeable future.
Current year activity with respect to the Company’s non-vested restricted stock awards is as follows:

Non-vested restricted stock awards (in thousands)	Shares	Weighted Average grant- date fair value
Balance at January 1, 2018	158	$6.49
Granted	79	17.08
Vested	(31)	10.81
Forfeited and canceled	(13)	10.21
Balance at December 31, 2018	193	$9.88
The Plan also provides for the issuance of restricted stock and restricted stock units.   These types of awards can have service based and/or performance based vesting. Grants of restricted stock with service based vesting are subject to vesting periods ranging from 1 to 3 years. Grants of restricted stock with performance based vesting are subject to a vesting period of 1 to 3 years and performance targets as defined by the Compensation Committee.  The Company assesses the likelihood of achievement throughout the performance period and recognizes compensation expense associated with its performance awards based on this assessment.  Other terms and conditions applicable to any award of restricted stock will be determined by the Compensation Committee and set forth in the agreement relating to that award.
During 2018 and 2017, the Company granted 79,000 and 92,000 restricted stock awards, respectively, at a per share price of $0.02.  For the periods ended 2018 and 2017, the Company recognized compensation expense related to performance awards based on its estimate of the probability of achievement in accordance with ASC Topic 718.
The fair value of restricted stock awards is based on the average price of the Company’s common stock on the date of grant.  The weighted average grant date fair value of restricted stock awards granted during the years 2018 and 2017 was $17.08 and $8.61, respectively.  In accordance with the terms of the restricted stock award agreements, the Company released 31,000 and 75,000 shares during 2018 and 2017, respectively.  During 2018, there were approximately 13,000 shares of restricted stock canceled, 12,000 of which were performance based restricted shares.  During 2017, there were 22,000 shares of restricted stock canceled, of which 12,000 were performance based restricted shares.

Note 9 — Income Taxes
The provision for income taxes from continuing operations consists of:

	Year ended December 31, (in thousands)
	2018	2017
Current income tax:
Federal	$—	$—
State	293	122
Foreign	41	227
	334	349
Deferred income tax:
Federal	12,004	4,029
State	1,805	(381)
	13,809	3,648
Provision for income taxes	$14,143	$3,997
The components of (loss) income before income taxes consisted of the following:

	December 31,
	2018	2017
United States	$(9,820)	$2,314
Other Countries	(159)	(1,927)
Total	$(9,979)	$387
The deferred tax expense related to discontinued operations was zero in fiscal year 2018 and an expense of $0.1 million recorded in fiscal year 2017. Deferred tax (liabilities) assets are comprised of the following at:

	December 31, (in thousands)
	2018	2017
Deferred tax (liabilities) assets:
Software development costs	$(1,954)	$(2,119)
Acquired intangible assets	(676)	(913)
Gross deferred tax liabilities	(2,630)	(3,032)

Allowances for bad debts and inventory	2,785	2,958
Capitalized inventory costs	116	109
Intangible assets	420	672
Employee benefit accruals	1,742	1,282
Federal net operating loss carryforward	6,512	4,941
State net operating loss carryforward	2,112	1,540
Tax credit carryforwards	6,176	6,064
Foreign currency	—	33
Depreciation on property, plant and equipment	373	168
Other	722	727
Gross deferred tax assets	20,958	18,494

Less valuation allowance	(18,328)	(1,653)

Net deferred tax assets	$—	$13,809
The Company has Federal tax credit carryforwards of $5.8 million that expire in various tax years from 2029 to 2038.  The Company has a Federal operating loss carryforward of $22.8 million expiring from 2029 through 2037 and a Federal operating loss carryforward of $8.2 million with an unlimited carryforward period. None of the operating loss carryforward will result in a benefit within additional paid in capital when realized.  The Company also has state tax credit carryforwards of $0.3 million and state net operating loss carryforwards of $0.1 million that expire in various tax years through 2038.  In assessing the ability to realize deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  As a result of this analysis and based on the current year’s taxable income, and utilization of certain carryforwards management determined an increase in the valuation allowance in the current year to be appropriate.  A valuation allowance is still required to the extent it is more likely than not that the future benefit associated with the foreign tax credit carryforwards and certain state tax loss carryforwards will not be realized.  The Company recorded a tax expense associated with an increase of the deferred tax asset valuation allowance of $16.7 million for 2018.
The Tax Act includes a mandatory one-time tax on accumulated earnings of foreign subsidiaries, and as a result all previously unremitted earnings for which no U.S. deferred liability has been accrued is now subject to U.S. tax. As a result, the Company recorded a one-time reduction of the deferred tax asset of $0.3 million related to the one-time mandatory tax of previously deferred foreign earnings which is payable over an 8-year period.

The Company records the benefits relating to uncertain tax positions only when it is more likely than not (likelihood of greater than 50%), based on technical merits, that the position would be sustained upon examination by taxing authorities. Tax positions that meet the more likely than not threshold are measured using a probability-weighted approach as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement.  At 2018, the Company’s reserve for uncertain tax positions is not material and we believe we have adequately provided for its tax-related liabilities.  The Company is no longer subject to United States federal income tax examinations for years before 2013.  The provision for income taxes differed from the provision computed by applying the Federal statutory rate to income (loss) from continuing operations before taxes due to the following:

	Year ended December 31,
	2018	2017
Federal statutory tax rate	21.0%	34.0%
State taxes	4.4	(0.9)
Non deductible expenses	(0.6)	19.4
Tax credits	4.6	(90.6)
Expired tax credits	(3.9)	—
Stock based compensation	0.8	(69.6)
Foreign income tax rate differential	—	(14.0)
Repatriation Tax	—	110.5
Impact of Tax Cuts and Jobs Act enactment	—	1,241.0
Valuation allowance	(167.0)	—
Tax return and audit adjustments	—	(107.3)
Contingent purchase revaluation	(1.0)	(88.0)
Other	(0.1)	(1.7)
	(141.8)%	1,032.8%
The effective income tax rate was (141.8)% and 1,032.8% during the years ended December 31, 2018 and December 31, 2017, respectively. The effective tax rate in any reporting period can also be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution. The effective tax rate for the year ended December 31, 2018 was significantly impacted by recording a substantial increase in a valuation allowance on deferred tax assets.

Note 10 — Employee Benefit Plans
The Company has a deferred profit-sharing retirement plan that covers substantially all employees. The Company’s annual contribution to the plan is discretionary. The Company did not make a contribution in 2018 or 2017.  The plan also contains a 401(k) provision that allows employees to contribute a percentage of their salary up to the statutory limitation.  These contributions are matched at the rate of 10% by the Company. The Company’s matching contributions under the 401(k) component were $0.4 million and $0.3 million in 2018 and 2017, respectively.
The Company maintains an incentive-compensation plan. Participants in the plan are key employees as determined by the Board of Directors and executive management. Compensation under the plan is based on the achievement of predetermined financial performance goals of the Company and its subsidiaries.  Awards under the plan are payable in cash.  Awards under the plan totaled $0.3 million and $0.5 million, in 2018 and 2017, respectively.
The Company sponsors a deferred compensation plan for a select group of highly compensated employees.  Participants may make elective deferrals of their salary to the plan in excess of tax code limitations that apply to the Company’s qualified plan.  The Company invests the participants’ deferred amounts to fund these obligations.  The Company has the sole discretion to make employer contributions to the plan on behalf of the participants. No employer contributions were made in 2018 or 2017.
Note 11 — Contingencies
We are subject to legal proceedings which arise in the ordinary course of business. Additionally, U.S. Government contract costs are subject to periodic audit and adjustment. In the third quarter of 2016, the Company's Audit Committee commenced an internal investigation into certain activities at the Company's China and Singapore offices to determine whether certain import/export and sales documentation activities were improper and in violation of the U.S. Foreign Corrupt Practices Act ("FCPA") and other applicable laws and certain Company policies. The Company voluntarily notified the SEC and the U.S. Department of Justice ("DOJ") of the internal investigation and we are fully cooperating with these agencies. On May 1, 2017, the Company received a subpoena from the SEC for documents relating to the internal investigation. Following the conclusion of the Audit Committee's internal investigation, the Company voluntarily reported the relevant findings of the investigation to the China and Singapore authorities and is fully cooperating with these authorities. During the year ended December 31, 2018, we recorded $1.1 million of expenses relating to the investigation, including expenses of outside legal counsel and forensic accountants compared to $2.9 million in 2017. We are currently unable to predict what actions the SEC, the DOJ, or other governmental agencies (including China and Singapore authorities) might take, or what the likely outcome of any such actions might be, or estimate the range of reasonably possible fines or penalties, which may be material. The SEC, DOJ, and other governmental authorities have a broad range of civil and criminal sanctions, and the imposition of sanctions, fines or remedial measures could have a material adverse effect on the Company’s business, prospects, reputation, financial condition, liquidity, results of operations or cash flows.
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
The Restaurant/Retail segment offers integrated solutions to the restaurant and retail industry consisting of restaurants, grocery stores and specialty retail outlets.  These offerings include industry leading hardware and software applications utilized at the point-of-sale, back of store and corporate office and includes the Brink Acquisition.  This segment also offers customer support including field service, installation, depot repair, and twenty-four-hour telephone support.  The Government segment performs complex technical studies, analysis, and experiments, develops innovative solutions, and provides on-site engineering in support of advanced defense, security, and aerospace systems.  This segment also provides expert on-site services for operating and maintaining U.S. Government-owned communication assets.
Information noted as “Other” primarily relates to the Company’s corporate, home office operations.
Information as to the Company’s segments is set forth below.  Amounts below exclude discontinued operations.

	Year ended December 31, (in thousands)
	2018	2017
Revenues:
Restaurant/Retail	$134,069	$171,593
Government	67,177	61,012
Total	$201,246	$232,605

Operating (loss) income :
Restaurant/Retail	$(14,399)	$(2,761)
Government	6,886	6,523
Other	(2,385)	(3,883)
	(9,898)	(121)
Other income, net	306	629
Interest expense, net	(387)	(121)
Income from continuing operations before provision for income taxes	$(9,979)	$387

Identifiable assets:
Restaurant/Retail	$68,004	$74,257
Government	9,867	8,714
Other	16,810	31,653
Total	$94,681	$114,624

Goodwill:
Restaurant/Retail	$10,315	$10,315
Government	736	736
Total	$11,051	$11,051

Depreciation, amortization and accretion:
Restaurant/Retail	$4,109	$3,469
Government	32	21
Other	589	543
Total	$4,730	$4,033

Capital expenditures including software costs:
Restaurant/Retail	$4,307	$3,994
Government	124	7
Other	3,409	4,856
Total	$7,840	$8,857
The following table presents revenues by country based on the location of the use of the product or services.  Amounts below exclude discontinued operations.

	December 31,
	2018	2017
United States	$188,026	$213,693
Other Countries	13,220	18,912
Total	$201,246	$232,605
The following table presents assets by country based on the location of the asset.  Amounts below exclude discontinued operations.

	December 31,
	2018	2017
United States	$84,652	$99,284
Other Countries	10,029	15,340
Total	$94,681	$114,624
Customers comprising 10% or more of the Company’s total revenues, excluding discontinued operations, are summarized as follows:

	December 31,
	2018	2017
Restaurant and Retail segment:
McDonald’s Corporation	19%	33%
Yum! Brands, Inc.	13%	14%
Government segment:
U.S. Department of Defense	33%	26%
All Others	35%	27%
	100%	100%
No other customer within All Others represented more than 10% of the Company’s total revenue for the years ended 2018 and 2017.

Note 13 — Fair Value of Financial Instruments
The Company’s financial instruments have been recorded at fair value using available market information and valuation techniques.  The fair value hierarchy is based upon three levels of input, which are:
Level 1 − quoted prices in active markets for identical assets or liabilities (observable)
Level 2 − inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in inactive markets, or other inputs that are observable market data for essentially the full term of the asset or liability (observable)
Level 3 − unobservable inputs that are supported by little or no market activity, but are significant to determining the fair value of the asset or liability (unobservable)
The Company’s financial instruments consist primarily of cash and cash equivalents, trade receivables, trade payables, debt instruments and deferred compensation assets and liabilities. For cash and cash equivalents, trade receivables and trade payables, the carrying amounts of these financial instruments as of 2018, and 2017 were considered representative of their fair values.  The estimated fair value of the Company’s long-term debt and line of credit at 2018 and 2017 was based on variable and fixed interest rates at 2018 and 2017, respectively, for new issues with similar remaining maturities and approximates the respective carrying values at 2018 and 2017.

The deferred compensation assets and liabilities primarily relate to the Company’s deferred compensation plan, which allows for pre-tax salary deferrals for certain key employees (see Note 10 – Employees Benefit Plans - of Notes to Consolidated Financial Statements). Changes in the fair value of the deferred compensation liabilities are derived using quoted prices in active markets of the asset selections made by the participants. The deferred compensation liabilities are classified within Level 2, as defined under U.S. GAAP, because their inputs are derived principally from observable market data by correlation to the hypothetical investments. The Company holds insurance investments to partially offset the Company’s liabilities under the deferred compensation plan, which are recorded at fair value each period using the cash surrender value of the insurance investments.
The Company has obligations, to be paid in cash, to the former owners of Brink Software, based on the achievement of certain conditions as defined in the definitive agreement (see Note 1 – Summary of Significant Accounting Policies - Contingent Consideration - of Notes to Consolidated Financial Statements).
The fair value of this contingent consideration payable, included in other long-term liabilities on the consolidated balance sheets, was estimated using a discounted cash flow method, with significant inputs that are not observable in the market and thus represents a Level 3 fair value measurement as defined in ASC 820, "Fair Value Measurements and Disclosures." The significant inputs in the Level 3 measurement not supported by market activity included the Company’s probability assessments of expected future cash flows related to the Company’s Brink Acquisition during the contingent consideration period, appropriately discounted considering the uncertainties associated with the obligation, and calculated in accordance with the terms of the definitive agreement.  The liabilities for the contingent consideration were established at the time of the acquisition and are evaluated on a quarterly basis based on additional information as it becomes available.  Any change in the fair value adjustment is recorded in the earnings of that period.  Changes in the fair value of the contingent consideration obligations may result from changes in probability assumptions with respect to the likelihood of achieving the various contingent payment obligations. Significant increases or decreases in the inputs noted above in isolation would result in a significantly lower or higher fair value measurement.
The following table presents a summary of changes in fair value of the Company’s Level 3 liabilities that are measured at fair value on a recurring basis (in thousands):

Level 3 Inputs
Liabilities
Balance at December 31, 2017	$3,000
New level 3 liability	—
Change in fair value of contingent consideration liability	(450)
Transfers into or out of Level 3	—
Balance at December 31, 2018	$2,550

Note 14 — Related Party Transactions
Prior to April 30, 2018, the Company leased its corporate wellness facility to related parties at a rate of $9,775 per month. The Company received complimentary memberships to this facility which were provided to local employees.  During 2018 and 2017, the Company recognized rental income of $39,100 and $117,300, respectively, for the lease of the facility in each year. Expenses relating to the facility amounted to $74,000 and $25,000 during 2018 and 2017, respectively. The rent receivable at December 31, 2018 and 2017 was $0 and $59,000, respectively. This arrangement between the Company and the related party terminated on April 30, 2018.
In October 2016, we entered into a statement of work ("SOW") with Xpanxion LLC for software development services. No fees were incurred or payments made in 2018 under the SOW. In 2017, we incurred approximately $1.0 million of fees to Xpanxion under the SOW. In 2017, we made payments of $1.2 million to Xpanxion under the SOW. Until his retirement on June 30, 2017, Paul Eurek, a former director of the Company, was President of Xpanxion LLC.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of December 31, 2018. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2018.

Changes in Internal Control Over Financial Reporting.

There were no changes in internal control over financial reporting during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. GAAP. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2018 based on the framework and criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2018 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with U.S. GAAP. We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors.

Our independent registered public accounting firm, BDO USA, LLP, independently assessed the effectiveness of our internal control over financial reporting as of December 31, 2018, as stated in the firm’s attestation report, which appears on the following page.

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
PAR Technology Corporation
New Hartford, New York

Opinion on Internal Control over Financial Reporting

We have audited PAR Technology Corporation’s (the “Company’s”) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company and subsidiaries as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for the years then ended, and the related notes and our report dated March 18, 2019 expressed an unqualified opinion thereon.

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

/s/ BDO USA, LLP
New York, New York
March 18, 2019

Item 9B. Other Information

Not Applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
The information required by this item will be included in our definitive proxy statement with respect to our 2019 Annual Meeting of Stockholders to be filed with the SEC and is incorporated herein by reference as it appears under the headings, “Proposal 1: Election of Directors”, “Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Corporate Governance – Code of Conduct” and “Corporate Governance – Committees – Audit Committee”.

Item 11.	Executive Compensation.
The information required by this item will be included in our definitive proxy statement with respect to our 2019 Annual Meeting of Stockholders to be filed with the SEC and is incorporated herein by reference as it appears under the headings, “Director Compensation” and “Executive Compensation”.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item will be included in our definitive proxy statement with respect to our 2019 Annual Meeting of Stockholders to be filed with the SEC and is incorporated herein by reference as it appears under the headings, “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management”.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
The information required by this item will be included in our definitive proxy statement with respect to our 2019 Annual Meeting of Stockholders to be filed with the SEC and is incorporated herein by reference as it appears under the headings, “Transactions with Related Persons” and “Corporate Governance – Director Independence”.

Item 14.	Principal Accounting Fees and Services.
The information required by this item will be included in our definitive proxy statement with respect to our 2019 Annual Meeting of Stockholders to be filed with the SEC and is incorporated herein by reference as it appears under the heading, “Principal Accounting Fees and Services”.
PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a) 1. Financial Statements:
PAR's Consolidated Financial Statements and Notes thereto, together with the report of BDO USA, LLP, are included in Part II, Item 8 of this Annual Report.
(a) 2. Financial Statement Schedules
All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements and Notes thereto included in this Annual Report.
(a) 3. Exhibits

		Incorporated by reference into this Annual Report on Form 10-K
Exhibit Number	Exhibit Description	Form (File No.)	Exhibit	Date Filed/Furnished

2(i) ***	Stock Purchase Agreement, dated as of September 18, 2014, among Brink Software Inc., the Shareholders, ParTech, Inc. and PAR Technology Corporation	Form 10-Q (File No. 001-09720)	10.3	11/14/2014

2(ii)	Asset Purchase Agreement, dated as of November 4, 2015, among Gary Jonas Computing Ltd., SMS Software Holdings LLC, Jonas Computing (UK) Ltd., PAR Springer-Miller Systems, Inc., Springer-Miller International, LLC, Springer- Miller Canada, ULC, Partech, Inc., and Constellation Software, Inc.	Form 10-K (File No. (001-09720)	10.26	3/30/2016

3(i)	Certificate of Incorporation, as amended May 22, 2014	Form 8-K (File No. 001-09720)	3(i)	5/29/2014

3(ii)	By-laws, as amended May 22, 2014	Form 8-K (001-09720)	3(ii)	5/29/2014

4	Specimen Certificate for shares of common stock	Form S-2 (File No. 333-04077)	4	5/20/1996

10.1 ††	PAR Technology Corporation 2005 Equity Incentive Plan	Form S-8 (File No. 333-137647)	4.2	9/28/2006

		Incorporated by reference into this Annual Report on Form 10-K
Exhibit Number	Exhibit Description	Form (File No.)	Exhibit	Date Filed

10.2 ††	PAR Technology Corporation 2005 Equity Incentive Plan, as amended	Form S-8 (File No. 333-187246)	4.1	3/14/2013

10.3 ††	PAR Technology Corporation Restricted Stock Agreement pursuant to the 2005 Equity Incentive Plan (Form)	Form 10-Q (File No. 001-09720)	10.1	8/8/2013

10.4 ††	PAR Technology Corporation 2005 Equity Incentive Plan Notice of Award (Form)	Form 10-K (File No. 001-09720)	10.17	3/14/2014

10.5 ††	PAR Technology Corporation 2005 Equity Incentive Plan Outside Director Notice of Restricted Stock Award and Agreement (Form)	Form 10-K (File No. 001-09720)	10.21	3/31/2015

10.6 ††	PAR Technology Corporation 2005 Equity Incentive Plan Notice of Award and Agreement (Form)	Form 10-K (File No. 001-09720)	10.23	3/31/2015

10.7 ***	Credit Agreement, dated as of September 9, 2014, among PAR Technology Corporation, the other Loan Parties, and JPMorgan Chase Bank, N.A.	Form 10-Q (File No. 001-09720)	10.1	11/14/2014

10.8	Pledge and Security Agreement entered into as of September 9, 2014, among PAR Technology Corporation, Ausable Solutions Inc., PAR Government Systems Corporation, PAR Springer-Miller Systems, Inc., Rome Research Corporation, Springer-Miller International, LLC, ParTech, Inc., and JPMorgan Chase Bank, N.A.	Form 10-Q (File No. 001-09720)	10.2	11/14/2014

		Incorporated by reference into this Annual Report on Form 10-K
Exhibit Number	Exhibit Description	Form (File No.)	Exhibit	Date Filed

10.9 ***	Second Amendment to Credit Agreement and Other Loan Documents, dated as of March 19, 2015, among PAR Technology Corporation, Ausable Solutions Inc., PAR Government Systems Corporation, PAR Springer-Miller Systems, Inc., Rome Research Corporation, Springer-Miller International, LLC, ParTech, Inc., Brink Software, Inc, and JPMorgan Chase Bank, N.A.	Form 10-K (File No. 001-09720)	10.24	3/31/2015

10.10	Fourth Amendment to Credit Agreement, dated as of March 24, 2016, among PAR Technology Corporation, the other Loan Parties (as defined in the Credit Agreement dated September 9, 2014 (as amended)) and JPMorgan Chase Bank, N.A.	Form 10-K (File No. 001-09720)	10.29	3/30/2016

10.11	Fifth Amendment to Credit Agreement, dated as of August 5, 2016, among PAR Technology Corporation, the other Loan Parties (as defined in the Credit Agreement dated September 9, 2014 (as amended)) and JPMorgan Chase Bank, N.A.	Form 10-Q (File No. 001-09720)	10.1	8/8/2016

10.12	Sixth Amendment to Credit Agreement, dated as of November 14, 2016, among PAR Technology Corporation, the other Loan Parties (as defined in the Credit Agreement dated September 9, 2014 (as amended)) and JPMorgan Chase Bank N.A.	Form 10-Q (File No. 001-09720)	10.1	11/14/2016

10.13 ††	PAR Technology Corporation 2015 Equity Incentive Plan	Form S-8 (File No. 333-208063)	4.2	11/16/2015

10.14 ††	PAR Technology Corporation 2015 Equity Incentive Plan Notice of Award (Form)	Form S-8 (File No. 333-208063)	4.3	11/16/2015

		Incorporated by reference into this Annual Report on Form 10-K
Exhibit Number	Exhibit Description	Form (File No.)	Exhibit	Date Filed

10.15 ††	PAR Technology Corporation 2015 Equity Incentive Plan Outside Director Notice of Restricted Stock Award and Agreement (Form)	Registration Statement on Form S-8 (File No. 333-208063)	4.4	11/16/2015

10.16 ††	PAR Technology Corporation 2015 Equity Incentive Plan - Grant Notice - Option Award and Option Award Agreement (Form Effective November 2017)	Form 10-K (File No. 001-09720)	10.16	3/16/2018

10.17 ††	PAR Technology Corporation 2015 Equity Incentive Plan - Grant Notice - Restricted Stock Award and Restricted Stock Award Agreement (Form Effective November 2017, employees and directors)	Form 10-K (File No. 001-09720)	10.17	3/16/2018

10.18††	Employment Offer Letter, dated December 10, 2015, between Matthew Cicchinelli and PAR Technology Corporation	Form 10-K (File No. 001-09720)	10.28	3/30/2016

10.19	Credit Agreement dated as of November 29, 2016, among PAR Technology Corporation, the other Loan Parties (as defined in the Credit Agreement) and JPMorgan Chase Bank N.A.	Form 10-K (File No. 001-09720)	10.21	4/17/2017

10.20	Omnibus Amendment Number 1 to Loan Documents dated August 10, 2017 among PAR Technology Corporation, ParTech Inc., Ausable Solutions Inc., PAR Government Systems Corporation, Rome Research Corporation, Brink Software, Inc and JPMorgan Chase Bank, N.A.	Form 10-Q (File No. 001-09720)	10.4	8/14/2017

10.21	Waiver dated March 14, 2018 among PAR Technology Corporation, ParTech, Inc., Ausable Solutions, Inc., PAR Government Systems Corporation, Rome Research Corporation, Brink Software, Inc. and JPMorgan Chase Bank, N.A.	Form 10-K (File No. 001-09720)	10.24	3/16/2018

10.22 ††	Employment Offer Letter, dated November 14, 2016, between Bryan Menar and PAR Technology Corporation	Form 10-K (File No. 001-09720)	10.22	4/17/2017

10.23 ††	Employment Offer Letter, dated April 12, 2017, between Donald H. Foley and PAR Technology Corporation	Form 10-Q (File No. 001-09720)	10.1	8/14/2017

10.24 ††	Amendment to Employment Offer Letter, dated March 14, 2018, between Donald H. Foley and PAR Technology Corporation	Form 10-K (File No. 001-09720)	10.27	3/16/2018

10.25 ††	Restricted Stock Award Agreement, dated May 17, 2017, between PAR Technology Corporation and Donald H. Foley	Form 10-Q (File No. 001-09720)	10.2	8/14/2017

		Incorporated by reference into this Annual Report on Form 10-K
Exhibit Number	Exhibit Description	Form (File No.)	Exhibit	Date Filed
10.26 ††	Amendment to Restricted Stock Award Agreement, dated May 31, 2017, between PAR Technology Corporation and Donald H. Foley	Form 10-Q (File No. 001-09720)	10.3	8/14/2017

10.27	Waiver dated May 8, 2018 among PAR Technology Corporation, ParTech, Inc., Ausable Solutions, Inc., PAR Government Systems Corporation, Rome Research Corporation, Brink Software, Inc. and JPMorgan Chase Bank, N.A.	Form 10-Q (File No. 001-09720)	10.1	5/10/2018

10.28 ††	Employment Offer Letter, dated April 10, 2018, between Donald H. Foley and PAR Technology Corporation	Form 10-Q (File No. 001-09720)	10.3	5/10/2018

10.29	Credit Agreement, dated June 5, 2018, among PAR Technology Corporation, the Loan Parties and Citizens Bank, N.A.	Form 10-Q (File No. 001-09720)	10.1	8/9/2018

10.30 ††	Offer Letter; Amendment (Donald H. Foley), dated August 7, 2018	Form 10-Q (File No. 001-09720)	10.8	8/9/2018

10.31 ††	Letter of Separation, dated December 4, 2018 from PAR Technology Corporation to Donald H. Foley			Filed herewith

10.32 ††	Amendment to Option Award Agreement dated December 4, 2018 between PAR Technology Corporation and Donald H. Foley			Filed herewith

10.33 ††	Amendment to Restricted Stock Award Agreement dated December 4, 2018 between PAR Technology Corporation and Donald H. Foley			Filed herewith

10.34	Consulting Services Agreement dated December 4, 2018 between PAR Technology Corporation and Donald H. Foley			Filed herewith

10.35 ††	Employment Agreement, dated December 4, 2018, between PAR Technology Corporation and Savneet Singh			Filed herewith

10.36	First Amendment to Credit Agreement dated March 4, 2019 among PAR Technology Corporation, the Loan Parties and Citizens Bank, N.A.			Filed herewith

21	Subsidiaries of PAR Technology Corporation			Filed herewith

23(ii)	Consent of BDO USA, LLP			Filed herewith

Incorporated by reference into this Annual Report on Form 10-K
Exhibit Number	Exhibit Description	Form (File No.)	Exhibit	Date Filed
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended			Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended			Filed herewith

32.1	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350			Furnished herewith

32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350			Furnished herewith

101.INS	XBRL Instance Document			Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document			Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document			Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document			Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document			Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document			Filed herewith
††    Indicates management contract or compensatory plan or arrangement.
*** Portions of this Exhibit were omitted pursuant to a grant of confidential treatment.  The omitted portions have been separately filed with the Securities and Exchange Commission.
Item 16. Form 10-K Summary.
None

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAR TECHNOLOGY CORPORATION

March 18, 2019	/s/ Savneet Singh
Savneet Singh
Interim Chief Executive Officer & President
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Savneet Singh	Interim Chief Executive Officer, President & Director
Savneet Singh	(Principal Executive Officer)	March 18, 2019

/s/ Bryan A. Menar	Chief Financial and Accounting Officer
Bryan A. Menar	(Principal Financial Officer and Principal Accounting Officer)	March 18, 2019

/s/ Cynthia A. Russo
Cynthia A. Russo	Director	March 18, 2019

/s/ Douglas G. Rauch
Douglas G. Rauch	Director	March 18, 2019

/s/ John W. Sammon
John W. Sammon	Director	March 18, 2019

/s/ James C. Stoffel
James C. Stoffel	Director	March 18, 2019