Form 10-Q
period 2019-03-31
PAR TECHNOLOGY CORP
filed 2019-05-07
CIK 708821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2019.
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No  ☑

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of exchange on which registered
Common Stock	PAR	New York Stock Exchange

As of May 1, 2019, 16,252,648 shares of the registrant’s common stock, $0.02 par value, were outstanding.

PAR TECHNOLOGY CORPORATION

PART I
FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(Unaudited)

Assets	March 31, 2019	December 31, 2018
Current assets:
Cash and cash equivalents	$4,142	$3,485
Accounts receivable-net	29,311	26,219
Inventories-net	22,639	22,737
Other current assets	5,099	3,251
Total current assets	61,191	55,692
Property, plant and equipment – net	13,169	12,575
Goodwill	11,051	11,051
Intangible assets – net	11,176	10,859
Operating lease right-of-use assets	3,697	—
Other assets	4,764	4,504
Total Assets	$105,048	$94,681
Liabilities and Shareholders’ Equity
Current liabilities:
Borrowings of line of credit	$16,139	$7,819
Accounts payable	14,794	12,644
Accrued salaries and benefits	5,145	5,940
Accrued expenses	2,223	2,113
Operating lease liabilities - current portion	1,540	—
Customer deposits and deferred service revenue	11,540	9,851
Other current liabilities	—	2,550
Total current liabilities	51,381	40,917
Operating lease liabilities - net of current portion	2,177	—
Deferred service revenue	4,807	4,407
Other long-term liabilities	3,198	3,411
Total liabilities	61,563	48,735
Commitments and contingencies
Shareholders’ Equity:
Preferred stock, $.02 par value, 1,000,000 shares authorized	—	—
Common stock, $.02 par value, 29,000,000 shares authorized; 17,956,318 and 17,879,761 shares issued, 16,248,209 and 16,171,652 outstanding at March 31, 2019 and December 31, 2018, respectively	357	357
Capital in excess of par value	50,529	50,251
Retained earnings	2,698	5,427
Accumulated other comprehensive loss	(4,263)	(4,253)
Treasury stock, at cost, 1,708,109 shares	(5,836)	(5,836)
Total shareholders’ equity	43,485	45,946
Total Liabilities and Shareholders’ Equity	$105,048	$94,681

See accompanying notes to unaudited interim consolidated financial statements

PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Net revenues:
Product	$15,517	$26,324
Service	14,043	13,196
Contract	15,122	16,141
	44,682	55,661
Costs of sales:
Product	11,241	19,440
Service	10,027	9,547
Contract	13,650	14,827
	34,918	43,814
Gross margin	9,764	11,847
Operating expenses:
Selling, general and administrative	8,564	8,600
Research and development	3,060	2,868
Amortization of identifiable intangible assets	241	241
	11,865	11,709
Operating (loss) income	(2,101)	138
Other (expense) income, net	(430)	49
Interest expense, net	(146)	(41)
(Loss) income before provision for income taxes	(2,677)	146
Provision for income taxes	(52)	(78)
Net (loss) income	$(2,729)	$68
Basic Earnings per Share:
Net (loss) income	$(0.17)	$—
Diluted Earnings per Share:
Net (loss) income	$(0.17)	$—
Weighted average shares outstanding
Basic	16,044	15,948
Diluted	16,044	16,286

See accompanying notes to unaudited interim consolidated financial statements

PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Net (loss) income	$(2,729)	$68
Other comprehensive (loss) income, net of applicable tax:
Foreign currency translation adjustments	(10)	423
Comprehensive (loss) income	$(2,739)	$491

See accompanying notes to unaudited interim consolidated financial statements

PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(in thousands)
(Unaudited)

(in thousands)	Common Stock		Capital in excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Shareholders’ Equity
	Shares	Amount				Shares	Amount

Balances at December 31, 2017	17,677	$354	$48,349	$29,549	$(3,430)	(1,708)	$(5,836)	$68,986
Net income	—	—	—	68	—	—	—	68
Equity based compensation	—	—	181	—	—	—	—	181
Foreign currency translation adjustments	—	—	—	—	423	—	—	423
Balances at March 31, 2018	17,677	$354	$48,530	$29,617	$(3,007)	(1,708)	$(5,836)	$69,658

Balances at December 31, 2018	17,878	$357	$50,251	$5,427	$(4,253)	(1,708)	$(5,836)	$45,946
Net loss	—	—	—	(2,729)	—	—	—	(2,729)
Issuance of common stock upon the exercise of stock options	78	—	30	—	—	—	—	30
Equity based compensation	—	—	248	—	—	—	—	248
Foreign currency translation adjustments	—	—	—	—	(10)	—	—	(10)
Balances at March 31, 2019	17,956	$357	$50,529	$2,698	$(4,263)	(1,708)	$(5,836)	$43,485

See accompanying notes to unaudited interim consolidated financial statements

PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net (loss) income	$(2,729)	$68
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation, amortization and accretion	1,012	1,062
Provision for bad debts	107	100
Provision for obsolete inventory	588	696
Equity based compensation	248	181
Deferred income tax	—	(78)
Changes in operating assets and liabilities:
Accounts receivable	(3,199)	(5,934)
Inventories	(490)	(1,344)
Other current assets	(1,848)	(1,102)
Other assets	(240)	(84)
Accounts payable	2,150	3,205
Accrued salaries and benefits	(795)	(879)
Accrued expenses	110	(142)
Customer deposits and deferred service revenue	2,089	2,015
Other long-term liabilities	(213)	(307)
Net cash used in operating activities	(3,210)	(2,543)
Cash flows from investing activities:
Capital expenditures	(887)	(568)
Capitalization of software costs	(1,036)	(1,102)
Net cash used in investing activities	(1,923)	(1,670)
Cash flows from financing activities:
Payments of long-term debt	—	(48)
Payment of contingent consideration for Brink Earn Out	(2,550)	—
Payments of other borrowings	(16,777)	(2,000)
Proceeds from other borrowings	25,097	5,000
Proceeds from stock options	30	—
Net cash provided by financing activities	5,800	2,952
Effect of exchange rate changes on cash and cash equivalents	(10)	423
Net increase (decrease) in cash and cash equivalents	657	(838)
Cash and cash equivalents at beginning of period	3,485	6,600
Cash and equivalents at end of period	$4,142	$5,762

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$115	$75
Income taxes, net of refunds	—	—
Additions to right-of-use assets and deferred rent obtained from operating lease liabilities	3,717	—
See accompanying notes to unaudited interim consolidated financial statements

PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Basis of presentation

The accompanying unaudited interim consolidated financial statements of PAR Technology Corporation (the “Company” or “PAR”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements and the instructions to Form 10-Q and Article 8 of Regulation S-X pertaining to interim financial statements.  Accordingly, they do not include all information and footnotes required by GAAP for annual financial statements.  In the opinion of management, such unaudited interim consolidated financial statements include all normal and recurring adjustments necessary for a fair presentation of the results for the interim periods included in this Quarterly Report on Form 10-Q (“Quarterly Report”).  Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results of operations that may be expected for any future period.

The preparation of the unaudited interim consolidated financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period.  Significant items subject to such estimates and assumptions include revenue recognition, stock based compensation, the recognition and measurement of assets acquired and liabilities assumed in business combinations at fair value, the carrying amount of property, plant and equipment, identifiable intangible assets and goodwill, valuation allowances for receivables, inventories and deferred income tax assets, and measurement of contingent consideration at fair value. Actual results could differ from those estimates.

The unaudited interim consolidated financial statements and related notes should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018,  filed with the Securities and Exchange Commission (“SEC”) on March 18, 2019.

Note 2 - Revenue Recognition

Beginning on January 1, 2018, the Company recognizes revenue under ASC 606, Revenue from Contracts with Customers. The principle of the revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The Company applies the five-step model, as described in ASU 2014-09 Revenue from Contracts with Customers, to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods and services transferred to the customer. The following steps are applied to achieve that principle:

Step 1: Identify the contract with the customer
Step 2: Identify the performance obligations in the contract
Step 3: Determine the transaction price
Step 4: Allocate the transaction price to the performance obligations in the contract
Step 5: Recognize revenue when the company satisfies a performance obligation

The Company’s performance obligations are satisfied at the point in time when products are shipped or services are received by the customer, which is when the customer has the title and has assumed the significant risks and rewards of ownership.

Performance Obligations Outstanding
Our performance obligations outstanding represent the transaction price of firm, non-cancellable orders, with expected delivery dates to customers subsequent to March 31, 2019 and December 31, 2018, respectively, for work that has not been performed. The aggregate performance obligations attributable to our two reporting segments, Restaurant/Retail and Government, is as follows (in thousands):

	As of March 31, 2019
	Current - under one year	Non-current - over one year
Restaurant	11,198	4,807
Government	337	—
TOTAL	11,535	4,807

	As of December 31, 2018
	Current - under one year	Non-current - over one year
Restaurant	9,320	4,407
Government	325	—
TOTAL	9,645	4,407
Most performance obligations over one year are related to service and support contracts, approximately 70% of which we expect to fulfill within the one-year period and 100% within 60 months.

During the three months ended March 31, 2019, we recognized revenue of $5.7 million that was included in contract liabilities at the beginning of the period.

Disaggregated Revenue
We disaggregate revenue from contracts from customers by major product group for each of the reporting segments as we believe it best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. Disaggregation of revenue for the three months ended March 31, 2019 and March 31, 2018 is as follows (in thousands):

	Three months ended March 31, 2019
	Restaurant/Retail - Point in Time	Restaurant/Retail - Over Time	Government - Over Time
Restaurant	22,336	5,790	—
Grocery	490	944	—
Mission Systems	—	—	8,546
ISR Solutions	—	—	6,576
TOTAL	22,826	6,734	15,122

	Three months ended March 31, 2018
	Restaurant/Retail - Point in Time	Restaurant/Retail - Over Time	Government - Over Time
Restaurant	32,164	5,857	—
Grocery	753	746	—
Mission Systems	—	—	8,334
ISR Solutions	—	—	7,807
TOTAL	32,917	6,603	16,141

Practical Expedients and Exemptions

We generally expense sales commissions when incurred because the amortization period is less than one year or the total amount of commissions is immaterial. We record these costs within selling, general and administrative expenses.

We elected to exclude from the measurement of the transaction price all taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction and collected by the Company from a customer (for example, sales, use, value added, and some excise taxes).

Note 3 — Leases

Adoption

Effective January 1, 2019, the Company adopted the new lease accounting standard, ASC 842, Leases, using the modified retrospective method of applying the new standard at the adoption date. In addition, we elected the package of practical expedients permitted under the transition guidance within the new standard. This allowed us to carry forward the historical lease classification. Adoption of this standard resulted in the recording of operating lease right-of-use (ROU) assets and corresponding operating lease liabilities of approximately $4.0 million. The Company's financial position for reporting periods beginning on or after January 1, 2019 are presented under the new guidance, while prior periods amounts are not adjusted and continue to be reported in accordance with previous guidance.

A significant portion of our operating and finance lease portfolio includes corporate offices, research and development facilities, information technology (IT) equipment, and automobiles. The majority of our leases have remaining lease terms of 1 year to 5 years. Substantially all lease expense is presented within selling, general and administrative expenses on the Consolidated Statements of Operations.

	Three Months Ended
	March 31, 2019	March 31, 2018
Operating lease cost	$546	$457
Total lease cost	$546	$457

Supplemental cash flow information related to leases was as follows:

Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows paid for operating leases	$546

Supplemental balance sheet information related to leases was as follows:

March 31, 2019
Operating leases
Operating lease right-of-use assets	3,697
Operating lease liabilities - current portion	1,540
Operating lease liabilities - net of current portion	2,177
Total operating lease liabilities	3,717
Weighted-average remaining lease term
Operating leases	3.4 years
Weighted-average discount rate
Operating leases	4%

Future minimum lease payments are as follows:

Operating Leases
2019	$1,652
2020	1,006
2021	902
2022	752
2023	574
Thereafter	75
Total lease payments	4,961
Less: interest	(1,244)
Total	$3,717

As previously disclosed in our 2018 Annual Report on Form 10-K and under the previous lease accounting standard, future minimum lease payments for operating leases having initial or remaining noncancellable lease terms in excess of one year would have been as follows:

	Total		Less Than 1 Year		1-3 Years	3 - 5 Years	More than 5 Years
Operating leases	$4,961		$1,652		$1,908	$1,326	$75
Total	$4,961	—	$1,652	—	$1,908	$1,326	$75

Note 4 — Accounts Receivable

The Company’s accounts receivable, net, consists of (in thousands):

	March 31, 2019	December 31, 2018
Government reporting segment:
Billed	$10,428	$9,100
Advanced billings	(243)	(563)
	10,185	8,537

Restaurant/Retail reporting segment:	19,126	17,682
Accounts receivable - net	$29,311	$26,219

At March 31, 2019 and December 31, 2018, the Company recorded allowances for doubtful accounts of $1.4 million and $1.3 million, respectively, against Restaurant/Retail reporting segment accounts receivable.

Note 5 — Inventories

Inventories are primarily used in the manufacture, maintenance and service of Restaurant/Retail reporting segment products.  The components of inventories, net, consist of the following (in thousands):

	March 31, 2019	December 31, 2018
Finished goods	$11,312	$12,472
Work in process	452	67
Component parts	4,522	4,716
Service parts	6,353	5,482
	$22,639	$22,737

At March 31, 2019 and December 31, 2018, the Company recorded inventory reserves of $10.4 million and $9.8 million, respectively, against Restaurant/Retail reporting segment inventories, which relate primarily to service parts.

Note 6 — Identifiable Intangible Assets and Goodwill

Identifiable intangible assets represent intangible assets acquired by the Company in connection with its acquisition of Brink Software Inc. in 2014 ("Brink Acquisition") and software development costs.  The Company capitalizes certain software development costs for software used in its Restaurant/Retail reporting segment. Software development costs incurred prior to establishing technological feasibility are charged to operations and included in research and development costs.  The technological feasibility of a software product is established when the Company has completed all planning, designing, coding, and testing activities that are necessary to establish that the product meets its design specifications, including functionality, features, and technical performance requirements. Software development costs incurred after establishing technological feasibility for software sold as a perpetual license, as defined within ASC 985-20 (Software – Costs of Software to be sold, Leased, or Marketed) are capitalized and amortized on a product-by-product basis when the product is available for general release to customers. Software development is also capitalized in accordance with ASC 350-40, “Intangibles - Goodwill and Other - Internal - Use Software,” and is amortized over the expected benefit period, which generally ranges from three to seven years. Software development costs capitalized within continuing operations during the three months ended March 31, 2019 and March 31, 2018 were $1.0 million and $1.1 million, respectively.

Annual amortization, charged to cost of sales is computed using the greater of (a) the straight-line method over the remaining estimated economic life of the product, generally three to seven years or (b) the ratio that current gross revenues for the product bear to the total of current and anticipated future gross revenues for the product.  Amortization of capitalized software development costs from continuing operations for the three months ended March 31, 2019 and 2018 were $0.5 million and $0.8 million, respectively.

Amortization of intangible assets acquired in the Brink Acquisition amounted to $0.2 million for each of the three month periods ended March 31, 2019 and 2018.

The components of identifiable intangible assets are (in thousands):

	March 31, 2019	December 31, 2018	Estimated Useful Life
Acquired and internally developed software costs	$23,013	$21,977	3 - 7 years
Customer relationships	160	160	7 years
Non-competition agreements	30	30	1 year
	23,203	22,167
Less accumulated amortization	(12,427)	(11,708)
	$10,776	$10,459
Trademarks, trade names (non-amortizable)	400	400	N/A
	$11,176	$10,859

The expected future amortization of intangible assets, assuming straight-line amortization of capitalized software development costs and acquisition related intangibles, is as follows (in thousands):

2019	$2,046
2020	2,653
2021	1,549
2022	649
2023	365
Thereafter	3,514
Total	$10,776

The Company tests goodwill for impairment on an annual basis, or more often if events or circumstances indicate that there may be impairment.  The Company operates in two reporting segments, Restaurant/Retail and Government.  Goodwill impairment testing is performed at the reporting unit level.  Goodwill is assigned to a specific reporting unit at the date the goodwill is initially recorded.  Once goodwill has been assigned to a specific reporting unit, it no longer retains its association with a particular acquisition, and all of the activities within a reporting unit, whether acquired or organically grown, are available to support the value of the goodwill.  The amount of goodwill carried by the Restaurant/Retail and Government reporting units is $10.3 million and $0.8 million, respectively, at March 31, 2019 and December 31, 2018. No impairment charges were recorded for the periods ended March 31, 2019 and December 31, 2018.

Note 7 — Stock Based Compensation

The Company applies the fair value recognition provisions of ASC Topic 718. The Company recorded stock based compensation of $0.2 million for each of the three month periods ended March 31, 2019 and March 31, 2018.  The amount recorded for the three months ended March 31, 2019 was net of benefits of $27,000 and March 31, 2018 was zero which was the result of forfeitures of unvested stock awards prior to completion of the requisite service period and/or failure to achieve performance criteria. At March 31, 2019, the aggregate unrecognized compensation expense related to unvested equity awards was $1.9 million (net of estimated forfeitures), which is expected to be recognized as compensation expense in fiscal years 2019 through 2021.

For the three month periods ended March 31, 2019 and 2018, the Company recognized compensation expense related to performance awards based on its estimate of the probability of achievement in accordance with ASC Topic 718.

Note 8 — Net (loss) income per share

Earnings per share are calculated in accordance with ASC Topic 260, which specifies the computation, presentation and disclosure requirements for earnings per share (EPS).  It requires the presentation of basic and diluted EPS.  Basic EPS excludes all dilution and is based upon the weighted average number of shares of common stock outstanding during the period.  Diluted EPS reflects the potential dilution that would occur if convertible securities or other contracts to issue common stock were exercised. For the three months ended March 31, 2019, there were 486,000 anti-dilutive stock options outstanding compared to none as of March 31, 2018.

The following is a reconciliation of the weighted average of shares of common stock outstanding for the basic and diluted EPS computations (in thousands, except per share data):

	Three Months Ended March 31,
	2019	2018
Net (loss) income	$(2,729)	$68

Basic:
Shares outstanding at beginning of period	16,041	15,949
Weighted average shares issued/(repurchased) during the period, net	3	(1)
Weighted average common shares, basic	16,044	15,948
Net (loss) income per common share, basic	$(0.17)	$—
Diluted:
Weighted average common shares, basic	16,044	15,948
Dilutive impact of stock options and restricted stock awards	—	338
Weighted average common shares, diluted	16,044	16,286
Net (loss) income per common share, diluted	$(0.17)	$—

Note 9 — Contingencies

The Company is subject to legal proceedings, which arise in the ordinary course of business. Additionally, U.S. Government contract costs are subject to periodic audit and adjustment. In the third quarter of 2016, the Company's Audit Committee commenced an internal investigation into conduct at the Company's China and Singapore offices to determine whether certain import/export and sales documentation activities were improper and in violation of the U.S. Foreign Corrupt Practices Act ("FCPA") and other applicable laws and certain Company policies. In the fourth quarter of 2016, the Company voluntarily notified the SEC and the U.S. Department of Justice ("DOJ") of the internal investigation, and on May 1, 2017 the Company received a document subpoena from the SEC for documents relating to the internal investigation. Following the conclusion of the Audit Committee's internal investigation, the Company voluntarily reported the relevant findings of the investigation to the China and Singapore authorities and is fully cooperating with these authorities. During the three months ended March 31, 2019, we recorded $0.2 million of expenses relating to the internal investigation, including expenses of outside legal counsel and forensic accountants, compared to $0.3 million for the three months ended March 31, 2018.

As described in Note 13 - Subsequent Events, to the unaudited interim consolidated financial statements, in early April 2019, the SEC notified the Company that based on current information, it did not intend to recommend an enforcement action against the Company; shortly, thereafter, the DOJ advised that it did not intend to separately proceed. As stated above, we continue to cooperate with the China and Singapore authorities; we are currently not able to predict what actions these authorities might take, or what the likely outcome of any such actions might be, or estimate the range of reasonably possible fines or penalties, which may be material. The China and Singapore authorities have a broad range of civil and criminal sanctions, and the imposition of fines or penalties could have a material adverse effect on the Company’s business, prospects, reputation, financial condition, results of operations or cash flows.

Note 10 — Segment and Related Information

The Company operates in two distinct reporting segments, Restaurant/Retail and Government. The Company’s chief operating decision maker is the Company’s Chief Executive Officer. The Restaurant/Retail reporting segment offers point-of-sale ("POS") and management technology solutions to restaurants and retail, including in the fast casual, quick serve and table service restaurant categories. This segment also offers customer support including field service, installation, Advanced Exchange, and twenty-four-

hour telephone support and depot repair. The Government reporting segment performs complex technical studies, analysis, and experiments, develops innovative solutions, and provides on-site engineering in support of advanced defense, security, and aerospace systems.  This segment also provides expert on-site services for operating and maintaining U.S. Government-owned communication assets.

Information noted as “Other” primarily relates to the Company’s corporate, home office operations.

Information as to the Company’s reporting segments is set forth below (in thousands).

	Three Months Ended March 31,
	2019	2018
Revenues:
Restaurant/Retail	$29,560	$39,520
Government	15,122	16,141
Total	$44,682	$55,661

Operating (loss) income:
Restaurant/Retail	$(2,982)	$(608)
Government	1,363	1,266
Other	(482)	(520)
	(2,101)	138
Other (expense) income, net	(430)	49
Interest expense, net	(146)	(41)
(Loss) income before provision for income taxes	$(2,677)	$146

Depreciation, amortization and accretion:
Restaurant/Retail	$868	$908
Government	19	5
Other	125	149
Total	$1,012	$1,062

Capital expenditures including software costs:
Restaurant/Retail	$1,063	$1,139
Government	176	—
Other	684	531
Total	$1,923	$1,670

Revenues by country:
United States	$41,925	$52,678
Other Countries	2,757	2,983
Total	$44,682	$55,661

The following table represents identifiable assets by reporting segment (in thousands).

	March 31, 2019	December 31, 2018
Restaurant/Retail	$73,255	$68,004
Government	13,487	9,867
Other	18,306	16,810
Total	$105,048	$94,681

The following table represents assets by country based on the location of the assets (in thousands).

	March 31, 2019	December 31, 2018
United States	$95,105	$84,652
Other Countries	9,943	10,029
Total	$105,048	$94,681

The following table represents goodwill by reporting unit (in thousands).

	March 31, 2019	December 31, 2018
Restaurant/Retail	$10,315	$10,315
Government	736	736
Total	$11,051	$11,051

Customers comprising 10% or more of the Company’s total revenues are summarized as follows:

	Three Months Ended March 31,
	2019	2018
Restaurant/Retail reporting segment:
McDonald’s Corporation	10%	27%
Yum! Brands, Inc.	13%	11%
Government reporting segment:
U.S. Department of Defense	34%	29%
All Others	43%	33%
	100%	100%

No other customer within All Others represented more than 10% of the Company’s total revenue for the three months ended March 31, 2019 and 2018.

Note 11 Fair Value of Financial Instruments

The Company’s financial instruments have been recorded at fair value using available market information and valuation techniques.  The fair value hierarchy is based upon three levels of input, which are:

Level 1 — quoted prices in active markets for identical assets or liabilities (observable)
Level 2 — inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in inactive markets, or other inputs that are observable market data for essentially the full term of the asset or liability (observable)
Level 3 — unobservable inputs that are supported by little or no market activity, but are significant to determining the fair value of the asset or liability (unobservable)

The Company’s financial instruments primarily consist of cash and cash equivalents, trade receivables, trade payables, debt instruments and deferred compensation assets and liabilities. The carrying amounts of cash and cash equivalents, trade receivables and trade payables as of March 31, 2019 and December 31, 2018 were considered representative of their fair values.  The estimated fair value of the Company’s long-term debt and line of credit on March 31, 2019 and December 31, 2018 was based on variable and fixed interest rates on such respective dates and approximates their respective carrying values at March 31, 2019 and December 31, 2018.

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

The amounts owed to employees participating in the Deferred Compensation Plan at March 31, 2019 was $3.2 million compared to $3.6 million at December 31, 2018 and is included in other long-term liabilities on the consolidated balance sheets.

Under the stock purchase agreement governing the Brink Acquisition, in the event certain defined revenues were determined to have been achieved in 2015, 2016, 2017 and 2018 ("contingent consideration period"), the Company would be obligated to pay additional purchase price consideration ("Brink Earn Out"). The fair value of the Brink Earn Out was estimated using a discounted cash flow method, with significant inputs that are not observable in the market and thus represents a Level 3 fair value measurement as defined in ASC 820, Fair Value Measurements and Disclosures. The significant inputs in the Level 3 measurement not supported by market activity included the Company’s probability assessments of expected future cash flows related to the Company’s acquisition of Brink Software Inc. during the contingent consideration period, appropriately discounted considering the uncertainties associated with the obligation.  Any change in the fair value adjustment had been recorded in the earnings of that contingent consideration period. For the $2.6 million of Brink Earn Out targets achieved during the 2018 period, the Company paid the amount in full in March 2019. No Brink Earn Out targets had been achieved for the 2015, 2016, or 2017 years.
.

The following table presents a summary of changes in fair value of the Company’s Level 3 assets and liabilities that are measured at fair value on a recurring basis, and are recorded as a component of other long-term liabilities on the consolidated balance sheet (in thousands):

Level 3 Inputs
Liabilities
Balance at December 31, 2018	$2,550
New level 3 liability	—
Total gains (losses) reported in earnings	—
Settlement of Level 3 liabilities	(2,550)
Balance at March 31, 2019	$—

Note 12 — Related Party Transactions

The Company leased its corporate wellness facility to related parties at a rate of $9,775 per month. The Company received complimentary memberships to this facility which were provided to local employees. Expenses incurred by the Company relating to the facility amounted to $0 and $55,000 during the three months ended March 31, 2019 and 2018, respectively. The Company did not recognize any rental income from the related party during the three months ended March 31, 2019 and recognized $29,325 for the three month period ended March 31, 2018. Additionally, the Company did not have any rent receivable from the related party for the periods ended March 31, 2019 or December 31, 2018.

Note 13 — Subsequent Events

Convertible Notes
On April 10, 2019, the Company entered into a Purchase Agreement with Jefferies LLC, (the “Initial Purchaser”), relating to its issuance and sale of $80.0 million in aggregate principal amount, including the simultaneous closing of the full exercise on April 11, 2019 of the Initial Purchaser’s option to purchase additional notes, of 4.5% Convertible Senior Notes due 2024 (the “notes”). The notes were issued pursuant to an indenture, dated April 15, 2019, between the Company and The Bank of New York Mellon Trust Company, N.A. (“Trustee”), referred to herein as the “Indenture.”

The Company received net proceeds from its sale of the notes, including net proceeds from the option to purchase additional notes, of approximately $75.2 million. A portion of the proceeds was used to repay in full amounts outstanding under the Credit Agreement, dated June 5, 2018, among the Company, as borrower, with certain of its U.S. subsidiaries, and Citizens Bank, N.A., as lender (as amended by the First Amendment thereto, dated March 4, 2019, the “Credit Agreement), which were approximately $16.1 million as of March 31, 2019, and terminate the Credit Agreement. the Company intends to use the remaining proceeds for general corporate purposes, including funding investment in the Company’s Brink business and for other working capital needs. The Company may also use a portion of the proceeds to acquire or invest in other assets complementary to its business. The notes are senior, unsecured obligations of the Company and bear interest at a rate equal to 4.500% per year. Interest on the notes is payable semiannually in arrears on April 15 and October 15 of each year, beginning October 15, 2019. Interest will accrue on the notes from the last date to which interest has been paid or duly provided for or, if no interest has been paid or duly provided for, from April 15, 2019. Unless earlier converted, redeemed or repurchased, the notes will mature on April 15, 2024.

The notes are convertible, at the option of the holder, at any time prior to the close of business on the business day immediately preceding October 15, 2023, but only in the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2019 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for each of at least 20 trading days (whether or not consecutive) during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than 130% of the conversion price on such trading day; (2) during the five consecutive business day period immediately after any five consecutive trading day period (the five consecutive trading day period being referred to as the ‘‘measurement period’’) in which the trading price (as defined in the offering memorandum) per $1,000 principal amount of the notes, as determined following a request by a holder of the notes, for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on such trading day; (3) upon the occurrence of certain specified corporate events; or (4) if the Company has called the notes for redemption. In addition, regardless of the foregoing circumstances, holders may convert their notes at any time on or after October 15, 2023 until the close of business on the second business day immediately preceding the maturity date. Upon conversion, the Company may satisfy its conversion obligation by paying or delivering, as the case may be, cash, shares of the Company common stock or a combination of cash and shares of the Company common stock, at its election.

The Indenture contains covenants that, among other things, restrict the Company’s ability to merge, consolidate or sell, or otherwise dispose of, substantially all of its assets. These limitations are subject to a number of important qualifications and exceptions. The Indenture contains customary Events of Default (as defined in the Indenture), including default for 30 days in the payment when due of interest on the notes; default in the payment when due (at maturity, upon redemption or otherwise) of the principal of the notes; failure to comply with covenants and other obligations under the Indenture, including delivery of required notices and obligations in connection with conversion, in certain cases subject to notice and grace periods; payment defaults and accelerations with respect to other indebtedness of the Company and its significant subsidiaries in the aggregate principal amount of $10.0 million or more; failure by the Company or its significant subsidiaries to pay certain final judgments aggregating in excess of $10.0 million within 60 consecutive days of such final judgment; and specified events involving bankruptcy, insolvency or reorganization of the Company or its significant subsidiaries.

Upon an Event of Default, the trustee or the holders of at least 25% in aggregate principal amount of the notes then outstanding may declare all the notes to be due and payable immediately. In the case of Events of Default relating to bankruptcy, insolvency or reorganization, all outstanding notes will become due and payable immediately without further action or notice.

Termination of Citizens Bank Credit Agreement
In connection with its issuance of the notes, on April 15, 2019, the Company repaid all amounts outstanding under, and terminated, the Credit Agreement. The Credit Agreement had provided for revolving loans in an aggregate principal amount of up to $25.0 million, or, during any Borrowing Base Period (as defined in the Credit Agreement), up to the lesser of $25.0 million and the Borrowing Base (as defined in the Credit Agreement), less any principal amount outstanding. Borrowings under the Credit Agreement were scheduled to fully mature on June 5, 2021.

Internal Investigation

On April 10, 2019, the SEC notified the Company that based on current information, it did not intend to recommend enforcement against the Company; shortly, thereafter, the DOJ advised that it did not intend to proceed.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q (“Quarterly Report”) contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), Section 27A of the Securities Act of 1933, as amended ("Securities Act"), and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not historical in nature, but rather are predictive of our future operations, financial condition, business strategies and prospects. Forward-looking statements are generally identified by words such as “anticipate”, “believe,” “belief,” “continue,” “could”, “expect,” “estimate,” “intend,” “may,” “opportunity,” “plan,” “should,” “will,” “would,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those expressed in, or implied by, the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K as filed on March 18, 2019. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise, except as may be required under applicable securities law.

Overview

Our Restaurant/Retail segment provides point-of-sale (“POS”) and restaurant management technology solutions; and our Government segment provides intelligence, surveillance, and reconnaissance ("ISR") solutions and mission systems support.

We are a leading provider of POS solutions to restaurants and retail outlets and we expect our Brink line of business, including our Brink POS SaaS software solution, inclusive of related hardware, installation and technical support and other customer services, to be the primary focus and driver of growth in the Restaurant/Retail reporting segment. Our ability to grow and expand our presence as a cloud-based, software solutions leader requires that we strategically and effectively distribute and invest our capital in areas that will drive long-term growth, including product development, consisting primarily of expenses in software engineering and related personnel costs; sales and marketing, consisting primarily of advertising, marketing, general promotional expenditures and strategic partnerships; and customer support, consisting primarily of help-desk.

Our Government reporting segment provides technical expertise under contract in development of advanced systems and software solutions for the U.S. Department of Defense and other federal agencies, as well as technology management and communications support services to the U.S. Department of Defense.

The strategy for our Government reporting segment is to build on our sustained performance on existing service contracts, coupled with investments in enhanced business development capabilities. We believe we are well positioned to realize continued renewals of expiring contracts and extensions of existing contracts, and secure service and solution contracts in expanded areas within the U.S. Department of Defense and other federal agencies. We believe our highly relevant technical competencies, intellectual property, and investments in new technologies provide opportunities to offer systems integration, products, and highly-specialized service solutions to the U.S. Department of Defense and other federal agencies.  The general uncertainty in U.S. defense total workforce policies (military, civilian, and contract), procurement cycles, and spending levels for the next several years are factors we monitor as we develop and implement our business strategy for the Government reporting segment.

Internal Investigation Update

We recorded $0.2 million for the three months ended March 31, 2019 compared to $0.3 million for the three months ended March 31, 2018 of post-investigation expenses relating to conduct at our China and Singapore offices, including outside legal counsel and forensic accountant fees. See Note 9 - Contingencies, to the unaudited interim consolidated financial statements, for additional information concerning such expenses; see also, Note 13 - Subsequent Events, to the unaudited interim consolidated financial statements.
Results of Operations —

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

We reported revenues of $44.7 million for the quarter ended March 31, 2019, a decrease of 19.7% from $55.7 million reported for the quarter ended March 31, 2018.  Our net loss from operations was $2.7 million or $0.17 per diluted share for the first quarter of 2019 versus net income of $0.1 million or $0.00 per diluted share for the same period in 2018.

Operating segment revenues for the quarter ended March 31, 2019 were $29.6 million for Restaurant/Retail, a decrease of 25.2% from $39.5 million reported for the quarter ended March 31, 2018 and $15.1 million for Government, a decrease of 6.3% from $16.1 million reported for the quarter ended March 31, 2018. Restaurant/Retail revenue for the quarter ended March 31, 2019 by business line consisted of $18.7 million for our line of business comprised of non-Brink customers, primarily focused on hardware and respective services ("CORE"), $9.5 million for Brink, and $1.4 million for SureCheck, compared to revenue for the quarter end March 31, 2018 by business line of $32.2 million for CORE, $5.8 million for Brink, and $1.5 million for SureCheck. Government revenue for the quarter ended March 31, 2019 by business line consisted of $6.3 million for Intelligence, Surveillance, and Reconnaissance (“ISR”), $8.5 million for Mission Systems, and $0.3 million for Product Sales, compared to revenue for the quarter end March 31, 2018 by business line of $7.8 million for ISR, $8.3 million for Mission Systems, and $0.0 million for Product Sales.

Product revenues were $15.5 million for the quarter ended March 31, 2019, a decrease of 41.1% from $26.3 million recorded for the same period in 2018, primarily due to reduced hardware projects with a tier 1 customer in the first quarter of 2018. Product revenue related to Brink was $4.5 million, an increase of 71% from $2.6 million for the same period in 2018.

Service revenues were $14.0 million for the quarter ended March 31, 2019, a increase of 6.3% from $13.2 million reported for the same period in 2018, primarily due to Brink service revenue of $5.0 million, an increase of 58% from $3.1 million for the same period in 2018. Brink service revenue includes SaaS revenue of $3.1 million, an increase of 64% from $1.9 million for the same period in 2018.

Contract revenues were $15.1 million for the quarter ended March 31, 2019, a decrease of 6.2% from $16.1 million reported for the same period in 2018.  The decrease reflects a reduction in ISR due to contract funding and ceiling limitations largely attributable to one of ISR's programs that is currently undergoing an organizational funding transition.

Product margins for the quarter ended March 31, 2019 were 27.6%, compared to 26.2% for the same period in 2018. Product margins for the quarter improved slightly due to favorable sales mix.

Service margins for the quarter ended March 31, 2019 were 28.6%, compared to 27.7% recorded for the same period in 2018. Service margins for the quarter ended March 31, 2019 was primarily due to favorable product mix due with the growth of Brink SaaS.

Contract margins for the quarter ended March 31, 2019 were 9.7%, compared to 8.1% for the same period in 2018 due primarily to improved ISR profitability and high margin Product Sales revenue included in 2019 contract mix.

Selling, general and administrative (SG&A) expenses remained consistent for each of the quarters ended March 31, 2019 and 2018 at $8.6 million. The Company increased investment in Brink sales and marketing by $0.3 million while offsetting G&A and sales costs in other business lines.  SG&A expenses associated with the internal investigation for the quarter ended March 31, 2019 were $0.2 million as compared to $0.3 million for the quarter ended March 31, 2018.

Research and development (R&D) expenses were $3.1 million for the quarter ended March 31, 2019, an increase of 6.7% from $2.9 million for the same period in 2018 primarily driven by increased spending in Brink software development.

For each of the quarters ended March 31, 2019 and March 31, 2018, we recorded $0.2 million of amortization expense associated with identifiable intangible assets acquired in the Brink Acquisition.

Other (expense) income, net, was ($430,000) for the quarter ended March 31, 2019, compared to other (expense) income, net, of$49,000 for the same period in 2018.  Other (expense), net, primarily includes, fair market value fluctuations of our deferred compensation plan, rental income, and foreign currency fair value adjustments. For the quarter ended March 31, 2019, a $0.2 million adjustment was made in connection with the conclusion of the Brink Acquisition.

Interest expense, net, of $146,000 for the quarter ended March 31, 2019 compared to $41,000 for quarter ended March 31, 2018 was due to increased borrowings on the revolving line of credit under our Credit Agreement.

Liquidity and Capital Resources

Our primary sources of liquidity have been cash from operations and borrowings on our the revolving line of credit under the Credit Agreement. Cash used in operating activities was $3.2 million for the three months ended March 31, 2019, compared to $2.5 million for the same period in 2018.

Cash used in investing activities was $1.9 million for the three months ended March 31, 2019 versus $1.7 million for the three months ended March 31, 2018.  In the three months ended March 31, 2019, our capital expenditures of $0.9 million were primarily related to the implementation of our enterprise resource planning system compared to $0.6 million in the three months ended March 31, 2018. We capitalized $1.0 million in costs associated with investments in our Restaurant/Retail reporting segment software platforms during the three months ended March 31, 2019 compared to $1.1 million for the three months ended March 31, 2018.

Cash provided by financing activities was $5.8 million for the three months ended March 31, 2019 versus cash provided by financing activities of $3.0 million for the three months ended March 31, 2018.  This change was a result of borrowings on our revolving line of credit under our Credit Agreement net of $2.6 million distribution related to the final payment related to the conclusion of the Brink Acquisition.

On June 5, 2018, the Company entered into a Credit Agreement (the “Credit Agreement”) with certain of its U.S. subsidiaries and Citizens Bank, N.A. (“Citizens Bank”) providing the Company with a revolving line of credit up to an aggregate principal amount of $25.0 million (or the Borrowing Base, during any Borrowing Base Period). The Credit Agreement, was amended by an Amendment to Credit Agreement, dated March 4, 2019 (the “Amendment”). Among the relief provided by the Amendment, was a waiver of the Company's noncompliance with the financial covenants contained in the Credit Agreement and temporary relief from these financial covenants until the fiscal quarter ending September 30, 2019. There was a $16.1 million outstanding balance under the Credit Agreement as of March 31, 2019.

As described in Note 13 - Subsequent Events, to the unaudited interim consolidated financial statements, on April 15, 2019, the Company sold an aggregate principal amount of $80.0 million 4.5% Convertible Senior Notes due 2024 (“notes”) and used a portion of the proceeds to repay in full all amounts outstanding under the Credit Agreement, as amended, and, in connection therewith, terminated the Credit Agreement.

We expect our operating cash flows and net proceeds from the notes will be sufficient to meet our operating needs for the next 12 months. Our actual cash needs will depend on many factors, including our rate of revenue growth, including growth of our SaaS revenues, the timing and extent of spending to support our product development efforts, the timing of introductions of new products and enhancements to existing products, market acceptance of our products, and potential fines and penalties that, while currently inestimable, could be material.

Critical Accounting Policies and Estimates

Our unaudited interim consolidated financial statements are based on the application of U.S. generally accepted accounting principles (“GAAP”).  GAAP requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported.  We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently applied.  Valuations based on estimates are reviewed for reasonableness and adequacy on a consistent basis.  Primary areas where financial information is subject to the use of estimates, assumptions and the application of judgment include revenue recognition, accounts receivable, inventories, accounting for business combinations, contingent consideration, equity compensation, goodwill and intangible assets, and taxes.  Our critical accounting policies have not changed materially from the discussion of those policies included under “Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2018 except as it relates to leases as a result of the adoption of ASC 842 as discussed in Note 3 - Leases, to the unaudited interim consolidated financial statements.

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

In January 2017, the FASB issued ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment.” ASU 2017-04 eliminates Step 2 from the goodwill impairment test which required entities to compute the implied fair value of goodwill. Under ASU 2017-04, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. ASU 2017-04 will be effective for us on January 1, 2020, with earlier adoption permitted; it is not expected to have a material impact on the Company's unaudited interim consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, “Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement.” ASU 2018-13 modifies the fair value measurements disclosures with the primary focus to improve effectiveness of disclosures in the notes to the financial statements that is most important to the users. The new guidance modifies the required disclosures related to the valuation techniques and inputs used, uncertainty in measurement, and changes in measurements applied. ASU 2018-13 is effective for the Company beginning with and including its fiscal year ending December 31, 2019 and each quarterly period thereafter. Early adoption is permitted. The Company is currently assessing the impact this new guidance may have on the Company’s unaudited interim consolidated financial statements and footnote disclosures.

In August 2018, the FASB issued ASU 2018-15, “Intangibles - Goodwill and Other (Topic 350) - Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.” ASU 2018-15 provides guidance on the measurement of costs for internal-use software during the design, development and implementation stages for customers in a cloud based hosting arrangement. AU 2018-15 also requires the capitalized costs associated with the design, development and implementation of cloud based, hosted arrangements to be amortized over the term of the hosting arrangement. ASU 2018-15 will be effective for the Company on January 1, 2020, with earlier adoption permitted; it is not expected to have a material impact on the Company's unaudited interim consolidated financial statements.

Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-02, "Leases (Topic 842)", impacting the accounting for leases intending to increase transparency and comparability of organizations by requiring balance sheet presentation of leased assets and increased financial statement disclosure of leasing arrangements. The revised standard will require entities to recognize a liability for its lease obligations and a corresponding asset representing the right to use the underlying asset over the lease term. Lease obligations are to be measured at the present value of lease payments and accounted for using the effective interest method. The accounting for the leased asset will differ slightly depending on whether the agreement is deemed to be a financing or operating lease. For finance leases, the leased asset is depreciated on a straight-line basis and recorded separately from the interest expense in the income statement resulting in higher expense in the earlier part of the lease term. For operating leases, the depreciation and interest expense components are combined, recognized evenly over the term of the lease, and presented as a reduction to operating income. The ASU requires that assets and liabilities be presented or disclosed separately and classified appropriately as current and noncurrent. The ASU further requires additional disclosure of certain qualitative and quantitative information related to lease agreements. The new standard was effective for the Company beginning January 1, 2019 (see Note 3 - Leases, to the unaudited interim consolidated financial statements).

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not Required.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of March 31, 2019. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2019.

Changes in Internal Controls Over Financial Reporting.

There were no changes in internal control over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1.	Legal Proceedings

The information in Note 9 – Contingencies, to the unaudited interim consolidated financial statements, is responsive to this Item and is incorporated by reference herein.

Item 1A.	Risk Factors

Our financial condition and results of operations are subject to various risks and uncertainties, including those described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as filed with the SEC on March 18, 2019. As disclosed above under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources”, on April 15, 2019, we sold an aggregate principal amount of $80.0 million 4.5% Convertible Senior Notes due 2024 (“notes”). In addition to the Risk Factors discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, consideration should be given to the following risk factors.
Servicing our debt may require a significant amount of cash, and we may not have sufficient cash flow from our business to pay our debt. Our ability to make scheduled payments of the principal of, to pay interest on or to refinance the notes and any future indebtedness, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt because of factors beyond our control. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

We may incur substantially more debt or take other actions, which would intensify the risks discussed above. We may incur substantial additional debt in the future, including secured debt. We will not be restricted under the terms of the indenture governing the notes from incurring additional debt, securing existing or future debt, recapitalizing our debt or taking a number of other actions that are not limited by the terms of the indenture governing the notes but that could diminish our ability to make payments on the notes.

We may not have the ability to raise the funds necessary to pay interest on the notes, to repurchase the notes upon a fundamental change or to settle conversions of the notes in cash. We are obligated to pay interest on the notes semi-annually in cash and, in certain circumstances, we are obligated to pay additional interest or special interest on the notes. If a fundamental change occurs, holders of the notes may require us to repurchase all or a portion of their notes in cash. Furthermore, upon conversion of any notes, unless we elect to deliver solely shares of our common stock to settle the conversion (excluding cash in lieu of delivering fractional shares of our common stock), we must make cash payments in respect of the notes. Any of the cash payments described above could be significant, and we may not have enough available cash or be able to obtain financing so that we can make such payments when due. If we fail to pay interest on the notes, repurchase the notes when required or deliver the consideration due upon conversion, we will be in default under the indenture.

The conditional conversion feature of the notes, if triggered, may adversely affect our financial condition and operating results. In the event the conditional conversion feature of the notes is triggered, holders of the notes will be entitled to convert the notes at any time during specified periods at their option. Even if holders do not elect to convert their notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

Certain provisions in the indenture governing the notes could delay or prevent an otherwise beneficial takeover or takeover attempt of us. Certain provisions in the notes and the indenture could make it more difficult or more expensive for a third party to acquire us. For example, if a takeover would constitute a fundamental change, holders of the notes will have the right to require us to repurchase their notes in cash. In addition, if a takeover constitutes a make-whole fundamental change, we may be required to increase the conversion rate for holders who convert their notes in connection with such takeover. In either case, and in other cases, our obligations under the notes and the indenture could increase the cost of acquiring us or otherwise discourage a third party from acquiring us or removing incumbent management.

The conversion of the notes could result in dilution of ownership to existing stockholders. Holders may elect to convert their notes at any time on or after October 15, 2023 until maturity and, upon the occurrence of specified events, holders may convert their notes before October 15, 2023. We may satisfy our conversion obligation by paying or delivering cash, shares of our common stock or a combination of cash and shares. The issuance of shares of our common stock upon conversion will result in dilution of ownership to existing stockholders.

Future sales of our common stock in the public market could lower the market price for our common stock. In the future, we may sell additional shares of our common stock to raise capital. We cannot predict the size of future issuances or the effect, if any, that they may have on the market price for our common stock. The issuance and sale of substantial amounts of common stock, or the perception that such issuances and sales may occur, could adversely affect the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities.

The price of our common stock may be negatively impacted by the notes. The market price of our common stock could be affected by possible sales of common stock by investors who view the notes as an attractive means of equity participation in us and by hedging or arbitrage activity involving our common stock. In addition, our credit quality may vary substantially during the term of the notes and will be influenced by a number of factors, including variations in our cash flows and the amount of indebtedness we have outstanding.

The accounting method for convertible debt securities that may be settled in cash, such as the notes, could have a material effect on our reported financial results. In May 2008, the Financial Accounting Standards Board, or FASB, issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), which has subsequently been codified as Accounting Standards Codification 470-20, Debt with Conversion and Other Options, or ASC 470-20. ASC 470-20 requires an entity to separately account for the liability and equity components of convertible debt instruments whose conversion may be settled entirely or partially in cash (such as the notes) in a manner that reflects the issuer’s economic interest cost for non-convertible debt. Initially, the liability component of the notes will be valued at the fair value of a similar debt instrument that does not have an associated equity component and will be reflected as a liability in our consolidated balance sheet beginning the fiscal quarter ending June 30, 2019 ("FQE June 2019"). The equity component of the notes will be included in the additional paid-in capital section of our stockholders’ equity on our consolidated balance sheet for the FQE June 2019, and the value of the equity component will be treated as original issue discount for purposes of accounting for the debt component. This original issue discount will be amortized to non-cash interest expense over the term of the notes, and we will record a greater amount of non-cash interest expense in current periods as a result of this amortization. Accordingly, we will report lower net income in our financial results because ASC 470-20 will require the interest expense associated with the notes to include both the current period’s amortization of the debt discount and the notes’ coupon interest, which could adversely affect our reported or future financial results, the trading price of our common stock and the trading price of the notes. In addition, under certain circumstances, convertible debt instruments whose conversion may be settled entirely or partly in cash (such as the notes) are currently accounted for using the treasury stock method. Under this method, the shares issuable upon conversion of the notes are not included in the calculation of diluted earnings per share unless the conversion value of the notes exceeds their principal amount at the end of the relevant reporting period. If the conversion value exceeds their principal amount, then, for diluted earnings per share purposes, the notes are accounted for as if the number of shares of common stock that would be necessary to settle the excess, if we elected to settle the excess in shares, are issued. The accounting standards in the future may not continue to permit the use of the treasury stock method. If we are unable to use the treasury stock method in accounting for the shares, if any, issuable upon conversion of the notes, then our diluted earnings per share could be adversely affected.

We are subject to laws and regulations governing the protection of personally identifiable information; we are also subject to cyber-attacks. A failure to comply with applicable privacy or data protection laws or a cyber-attack could harm our reputation and have a material adverse effect on our business. We collect, process, transmit, and/or store (on our operating systems and those of third-party providers) customer transactional data and their customers’ and employees' personally identifiable information and/or other data and information.  Personally identifiable information is increasingly subject to legislation and regulations in numerous jurisdictions; moreover, what constitutes personally identifiable information and what other data and/or information is subject to the privacy laws continues to evolve and the laws that do reference data privacy continue to be interpreted by the courts and their applicability and reach are therefore uncertain.  Our failure and/or the failure of our customers, vendors and service providers to comply with applicable privacy and data protection laws and regulations could damage our reputation, discourage current and potential customers from using our products and services, result in fines and/or proceedings by governmental agencies, complaints by private individuals, and/or the payment of penalties to consumers, any one or all of which could adversely affect our business, financial condition and results of operations. Compliance with these laws and regulations, or changes in these laws and regulations, may be onerous and expensive and may be inconsistent from jurisdiction to jurisdiction, further increasing the cost of compliance.  Moreover, allegations of non-compliance whether or not true could be costly, time consuming, distracting to management, and cause reputational harm. Illustrative of this risk, on March 21, 2019, Kandice Neals on behalf of herself and others similarly situated filed a complaint against us in the Circuit Court of Cook County, Illinois County Department, Chancery Division. The complaint asserts that the Company violated the Illinois Biometric Information Privacy Act in the alleged collection, use and storage of her and others’ biometric data derived from fingerprint scans taken for authentication purposes on point-of-sales systems. While we believe the lawsuit is without merit and intend to defend it vigorously, even if we are ultimately successful in our defense, we will need to spend money, time and attention to defend against the complaint. Our operating systems, and those of our third-party providers, could become subject to cyber-attacks, including using computer viruses, credential harvesting, dedicated denial of services attacks, malware, social engineering and other means for obtaining unauthorized access to or disrupting the operation of our systems and those of our third-party providers. Any failure or interruption of our operating systems or those of our third-party providers could result in operational disruptions or misappropriation of information, including interruption of systems availability or denial of access to and misuse of applications or information required by our customers to conduct their business. Any operational disruptions or misappropriation of information (including personally identifiable information or personal data) could harm our relationship with our customers and could have a material adverse effect on our business, financial condition, and results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use Of Proceeds

Under our equity incentive plans, employees may elect to have us withhold shares to satisfy minimum statutory federal, state and local tax withholding obligations arising from the vesting of their restricted stock. When we withhold these shares, we are required to remit to the appropriate taxing authorities the market price of the shares withheld, which could be deemed a purchase of shares by us on the date of withholding. For the three months ended March 31, 2019, 3,349 shares were purchased at an average price of $24.92 per share.

Item 5.	Other Information
Not Applicable.

Item 6.	Exhibits

Exhibit Number		Incorporated by reference into this Quarterly Report on Form 10-Q		Date Filed or Furnished
	Exhibit Description	Form	Exhibit No.

10.1	First Amendment to Credit Agreement dated March 4, 2019 among PAR Technology Corporation, the Loan Parties and Citizens Bank, N.A.	10-K	10.36	3/18/19

10.2††	Employment Letter: Service as Chief Executive Officer, dated March 22,2019, between PAR Technology Corporation and Savneet Singh			Filed herewith

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended			Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended			Filed herewith

32.1	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350			Furnished herewith

32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350			Furnished herewith

101.INS	XBRL Instance Document			Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document			Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document			Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document			Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document			Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document			Filed herewith
†† Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAR TECHNOLOGY CORPORATION
(Registrant)

Date:	May 7, 2019	/s/ Bryan A. Menar
Bryan A. Menar
Chief Financial and Accounting Officer
(Principal Financial Officer)