Form 10-Q
period 2019-06-30
PAR TECHNOLOGY CORP
filed 2019-08-07
CIK 708821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2019
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

As of August 1, 2019, 16,342,924 shares of the registrant’s common stock, $0.02 par value, were outstanding.

PAR TECHNOLOGY CORPORATION

PART I
FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	(unaudited)	(note 1)
Assets	June 30, 2019	December 31, 2018
Current assets:
Cash and cash equivalents	$58,661	$3,485
Accounts receivable – net	25,886	26,219
Inventories – net	20,433	22,737
Asset held for sale	2,477	—
Other current assets	6,657	3,251
Total current assets	114,114	55,692
Property, plant and equipment – net	13,641	12,575
Goodwill	11,051	11,051
Intangible assets – net	8,555	10,859
Operating lease right-of-use assets	3,323	—
Other assets	4,388	4,504
Total Assets	$155,072	$94,681
Liabilities and Shareholders’ Equity
Current liabilities:
Borrowings on line of credit	$—	$7,819
Accounts payable	10,434	12,644
Accrued salaries and benefits	5,700	5,940
Accrued expenses	2,257	2,113
Operating lease liabilities - current portion	1,206	—
Customer deposits and deferred service revenue	10,736	9,851
Other current liabilities	—	2,550
Total current liabilities	30,333	40,917
Operating lease liabilities - net of current portion	2,153	—
Deferred service revenue	4,343	4,407
Long-term debt	59,255	—
Other long-term liabilities	3,201	3,411
Total liabilities	99,285	48,735
Commitments and contingencies
Shareholders’ Equity:
Preferred stock, $.02 par value, 1,000,000 shares authorized	—	—
Common stock, $.02 par value, 29,000,000 shares authorized; 18,005,285 and 17,879,761 shares issued, 16,297,176 and 16,171,652 outstanding at June 30, 2019 and December 31, 2018, respectively	360	357
Capital in excess of par value	63,806	50,251
Retained earnings	1,589	5,427
Accumulated other comprehensive loss	(4,132)	(4,253)
Treasury stock, at cost, 1,708,109 shares	(5,836)	(5,836)
Total shareholders’ equity	55,787	45,946
Total Liabilities and Shareholders’ Equity	$155,072	$94,681
See accompanying notes to unaudited interim consolidated financial statements

PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net revenues:
Product	$14,728	$20,883	$30,245	$47,207
Service	13,534	13,944	27,577	27,140
Contract	15,985	17,744	31,107	33,885
	44,247	52,571	88,929	108,232
Costs of sales:
Product	11,412	15,339	22,653	34,779
Service	9,876	10,205	19,903	19,752
Contract	14,386	15,667	28,036	30,494
	35,674	41,211	70,592	85,025
Gross margin	8,573	11,360	18,337	23,207
Operating expenses:
Selling, general and administrative	9,059	9,020	17,623	17,620
Research and development	2,725	3,222	5,785	6,090
Amortization of identifiable intangible assets	242	242	483	483
	12,026	12,484	23,891	24,193
Operating loss	(3,453)	(1,124)	(5,554)	(986)
Other expense, net	(374)	(384)	(804)	(335)
Interest expense, net	(1,244)	(78)	(1,390)	(119)
Loss before benefit from income taxes	(5,071)	(1,586)	(7,748)	(1,440)
Benefit from income taxes	3,962	263	3,910	185
Net loss	$(1,109)	$(1,323)	$(3,838)	$(1,255)
Basic Loss per Share:
Net loss	$(0.07)	$(0.08)	$(0.24)	$(0.08)
Diluted Loss per Share:
Net loss	$(0.07)	$(0.08)	$(0.24)	$(0.08)
Weighted average shares outstanding
Basic	16,290	16,330	16,085	15,993
Diluted	16,290	16,330	16,085	15,993

See accompanying notes to unaudited interim consolidated financial statements

PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net loss	$(1,109)	$(1,323)	$(3,838)	$(1,255)
Other comprehensive income (loss), net of applicable tax:
Foreign currency translation adjustments	131	(625)	121	(202)
Comprehensive loss	$(978)	$(1,948)	$(3,717)	$(1,457)

See accompanying notes to unaudited interim consolidated financial statements

PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(in thousands)
(Unaudited)

(in thousands)	Common Stock		Capital in excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Shareholders’ Equity
	Shares	Amount				Shares	Amount

Balances at December 31, 2017	17,677	$354	$48,349	$29,549	$(3,430)	(1,708)	$(5,836)	$68,986

Net income	—	—	—	68	—	—	—	68
Equity based compensation	—	—	181	—	—	—	—	181
Foreign currency translation adjustments	—	—	—	—	423	—	—	423
Balances at March 31, 2018	17,677	$354	$48,530	$29,617	$(3,007)	(1,708)	$(5,836)	$69,658
Net loss	—	—	—	(1,323)	—	—	—	(1,323)
Issuance of common stock upon the exercise of stock options	208	3	728	—	—	—	—	731
Equity based compensation	—	—	250	—	—	—	—	250
Foreign currency translation adjustments	—	—	—	—	(625)	—	—	(625)
Balances at June 30, 2018	17,885	$357	$49,508	$28,294	$(3,632)	(1,708)	$(5,836)	$68,691

Balances at December 31, 2018	17,878	$357	$50,251	$5,427	$(4,253)	(1,708)	$(5,836)	$45,946

Net loss	—	—	—	(2,729)	—	—	—	(2,729)
Issuance of common stock upon the exercise of stock options	78	—	30	—	—	—	—	30
Equity based compensation	—	—	248	—	—	—	—	248
Foreign currency translation adjustments	—	—	—	—	(10)	—	—	(10)
Balances at March 31, 2019	17,956	$357	$50,529	$2,698	$(4,263)	(1,708)	$(5,836)	$43,485
Net loss	—	—	—	(1,109)	—	—	—	(1,109)
Issuance of common stock upon the exercise of stock options	79	3	210	—	—	—	—	213
Equity based compensation	—	—	602	—	—	—	—	602
Foreign currency translation adjustments	—	—	—	—	131	—	—	131
Convertible notes conversion discount (net of taxes $4.1 million and issuance costs of $1.1 million)	—	—	12,465	—	—	—	—	12,465
Balances at June 30, 2019	18,035	$360	$63,806	$1,589	$(4,132)	(1,708)	$(5,836)	$55,787

See accompanying notes to unaudited interim consolidated financial statements

PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(3,838)	$(1,255)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation, amortization and accretion	3,121	2,279
Provision for bad debts	397	314
Provision for obsolete inventory	(522)	974
Equity based compensation	850	431
Deferred income tax	(4,065)	(361)
Changes in operating assets and liabilities:
Accounts receivable	(284)	(3,655)
Inventories	1,876	(5,976)
Other current assets	(3,406)	30
Other assets	150	(283)
Accounts payable	(2,208)	6,740
Accrued salaries and benefits	(240)	(122)
Accrued expenses	2,840	(1,151)
Customer deposits and deferred service revenue	1,548	3,110
Other long-term liabilities	(2,760)	(486)
Net cash (used in) provided by operating activities	(6,541)	589
Cash flows from investing activities:
Capital expenditures	(1,693)	(1,737)
Capitalization of software costs	(1,624)	(2,098)
Net cash used in investing activities	(3,317)	(3,835)
Cash flows from financing activities:
Payments of long-term debt	—	(96)
Payment of contingent consideration for Brink Earn Out	(2,550)	(10,059)
Payments of bank borrowings	(17,459)	14,950
Proceeds from bank borrowings	9,640	—
Proceeds from notes payable, net of issuance costs	75,039	—
Proceeds from stock options	243	731
Net cash provided by financing activities	64,913	5,526
Effect of exchange rate changes on cash and cash equivalents	121	(202)
Net increase in cash and cash equivalents	55,176	2,078
Cash and cash equivalents at beginning of period	3,485	6,600
Cash and equivalents at end of period	$58,661	$8,678

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$153	$78
Income taxes, net of refunds	125	83
Additions to right-of-use assets and deferred rent obtained from operating lease liabilities	3,359	—
See accompanying notes to unaudited interim consolidated financial statements

PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Basis of presentation

The accompanying unaudited interim consolidated financial statements of PAR Technology Corporation (the “Company” or “PAR”, "we","us") have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements and the instructions to Form 10-Q and Article 8 of Regulation S-X pertaining to interim financial statements.  Accordingly, they do not include all information and footnotes required by GAAP for annual financial statements.  In the opinion of management, such unaudited interim consolidated financial statements include all normal and recurring adjustments necessary in order to make the unaudited interim consolidated financial statements not misleading and to provide a fair presentation of the results for the interim periods included in this Quarterly Report on Form 10-Q (“Quarterly Report”).  Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results of operations that may be expected for any future period. The balance sheet at December 31, 2018 has been derived from the Company’s audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, please refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as filed with the U.S. Securities and Exchange Commission (“SEC”).

The preparation of the unaudited interim consolidated financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the unaudited interim consolidated financial statements and the reported amounts of revenues and expenses during the period.  Significant items subject to such estimates and assumptions include revenue recognition, stock based compensation, the recognition and measurement of assets acquired and liabilities assumed in business combinations at fair value, the carrying amount of property, plant and equipment, identifiable intangible assets and goodwill, valuation allowances for receivables, inventories and deferred income tax assets, and measurement of contingent consideration at fair value. Actual results could differ from those estimates.

The unaudited interim consolidated financial statements and related notes should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018,  filed with the Securities and Exchange Commission (“SEC”) on March 18, 2019.

Note 2 - Revenue Recognition

Beginning on January 1, 2018, the Company recognizes revenue under ASC 606, Revenue from Contracts with Customers. The principle of the revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration the company expects to be entitled in exchange for those goods or services. The Company applies the five-step model, as described in ASU 2014-09 Revenue from Contracts with Customers, to contracts when it is probable the Company will collect the consideration it expects in exchange for the goods and services transferred to the customer. The following steps are applied to achieve that principle:

Step 1: Identify the contract with the customer
Step 2: Identify the performance obligations in the contract
Step 3: Determine the transaction price
Step 4: Allocate the transaction price to the performance obligations in the contract
Step 5: Recognize revenue when the company satisfies a performance obligation

The Company's performance obligations are satisfied when services are received by the customer and when the customer takes title to the product and assumes the significant risks and rewards of ownership.

Performance Obligations Outstanding
Our performance obligations outstanding represent the transaction price of firm, non-cancellable orders, with expected delivery dates to customers subsequent to June 30, 2019 and December 31, 2018, respectively, for work that has not been performed. The aggregate outstanding performance obligations attributable to our two reporting segments, Restaurant/Retail and

Government, is as follows (in thousands):

	Balance at June 30, 2019
	Current - under one year	Non-current - over one year
Restaurant/Retail	$10,657	$4,343
Government	79	—
TOTAL	$10,736	$4,343

	Balance at December 31, 2018
	Current - under one year	Non-current - over one year
Restaurant/Retail	$9,320	$4,407
Government	325	—
TOTAL	$9,645	$4,407
Most performance obligations over one year are related to service and support contracts, approximately 71% of which we expect to fulfill within the one-year period and 100% within 60 months.

During the three and six months ended June 30, 2019, we recognized revenue of $3.4 million and $8.1 million, respectively, that was included in contract liabilities at the beginning of the period.

Disaggregated Revenue
We disaggregate revenue from contracts from customers by major product group for each of the reporting segments as we believe it best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. Disaggregation of revenue for the three and six months ended June 30, 2019 and June 30, 2018 is as follows (in thousands):

	Three months ended June 30, 2019
	Restaurant/Retail - Point in Time	Restaurant/Retail - Over Time	Government - Over Time
Restaurant/Retail	$21,503	$5,829	$—
Grocery	283	647	—
Mission Systems	—	—	8,192
ISR Solutions	—	—	7,793
TOTAL	$21,786	$6,476	$15,985

	Three months ended June 30, 2018
	Restaurant/Retail - Point in Time	Restaurant/Retail - Over Time	Government - Over Time
Restaurant/Retail	$27,430	$5,742	$—
Grocery	873	782	—
Mission Systems	—	—	8,707
ISR Solutions	—	—	9,037
TOTAL	$28,303	$6,524	$17,744

	Six months ended June 30, 2019
	Restaurant/Retail - Point in Time	Restaurant/Retail - Over Time	Government - Over Time
Restaurant/Retail	$43,880	$11,579	$—
Grocery	732	1,631	—
Mission Systems	—	—	16,738
ISR Solutions	—	—	14,369
TOTAL	$44,612	$13,210	$31,107

	Six months ended June 30, 2018
	Restaurant/Retail - Point in Time	Restaurant/Retail - Over Time	Government - Over Time
Restaurant/Retail	$59,594	$11,599	$—
Grocery	1,626	1,528	—
Mission Systems	—	—	17,041
ISR Solutions	—	—	16,844
TOTAL	$61,220	$13,127	$33,885

Practical Expedients and Exemptions

We generally expense sales commissions when incurred because the amortization period is less than one year or the total amount of commissions is immaterial. We record these expenses in selling, general and administrative.

We elected to exclude from the measurement of transaction price all taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction and collected by the Company from a customer (for example, sales, use, value added, and some excise taxes).

Note 3 — Asset Held for Sale

During the quarter ended June 30, 2019, the Company's subsidiary ParTech, Inc. entered into an asset purchase agreement to sell substantially all assets relating to the SureCheck product group within the Company's Restaurant/Retail segment; the closing of the sale transaction is subject to conditions precedent, some of which are not within the Company's control. The sale does not qualify for treatment as a discontinued operation, and therefore, the SureCheck product group is included in the Company’s continuing operations for all periods presented. During the three and six months ended June 30, 2019, the Company recorded $1,369,000 of expenses related to the expected sale of the SureCheck product group, this represents $581,000 related to reserve for inventory and $788,000 in costs of service related to impairment of intangible assets for the SureCheck product group. The Company classified the net book value of the SureCheck product group as asset held for sale for the quarter ended June 30, 2019, as presented in the following table (in thousands):

June 30, 2019
Accounts receivable - net	$220
Intangible assets	2,180
Inventories - net	950
Total assets	3,350
Deferred revenue	726
Other liabilities	147
Total liabilities	873
Total net assets	$2,477

Note 4 — Leases

Adoption

Effective January 1, 2019, the Company adopted the new lease accounting standard, ASC 842, Leases, using the modified retrospective method of applying the new standard at the adoption date. In addition, the Company elected to apply the package of practical expedients permitted under the transition guidance within the new standard. This allowed the Company to carry forward historical lease classification. Adoption of this standard resulted in the recording of operating lease right-of-use (ROU) assets and corresponding operating lease liabilities of approximately $4.0 million. The Company's financial position for reporting periods beginning on or after January 1, 2019 are presented under the new guidance, while prior periods amounts are not adjusted and continue to be reported in accordance with previous guidance.

A significant portion of our operating and finance lease portfolio includes corporate offices, research and development, information technology (IT) equipment, and automobiles. The majority of our leases have remaining lease terms of 1 year to 5 years. Substantially all lease expense is presented within selling, general and administrative in the consolidated statements of operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Operating lease cost	$302	$251	$848	$708
Total lease cost	$302	$251	$848	$708

Supplemental cash flow information related to leases for the second quarter was as follows:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$569	$1,115

Supplemental balance sheet information related to leases for the second quarter was as follows:

June 30, 2019
Operating leases
Operating lease right-of-use assets	$3,323
Operating lease liabilities - current portion	1,206
Operating lease liabilities - net of current portion	2,153
Total operating lease liabilities	$3,359
Weighted-average remaining lease term
Operating leases	3.9 years
Weighted-average discount rate
Operating leases	4%

Future minimum lease payments are as follows:

Operating Leases
2019	$833
2020	1,034
2021	762
2022	582
2023	578
Thereafter	75
Total lease payments	3,864
Less: interest	(505)
Total	$3,359

Note 5 — Accounts Receivable

The Company’s accounts receivable, net, consists of (in thousands):

	June 30, 2019	December 31, 2018
Government reporting segment:
Billed	$7,782	$9,100
Advanced billings	(214)	(563)
	7,568	8,537

Restaurant/Retail reporting segment:	18,318	17,682
Accounts receivable - net	$25,886	$26,219

At June 30, 2019 and December 31, 2018, the Company recorded allowances for doubtful accounts of $1.7 million and $1.3 million, respectively, against accounts receivable for the Restaurant/Retail reporting segment.

Note 6 — Inventories

Inventories are primarily used in the manufacture, maintenance and service of products within the Restaurant/Retail reporting segment.  The components of inventories, net, consist of the following (in thousands):

	June 30, 2019	December 31, 2018
Finished goods	$7,533	$12,472
Work in process	466	67
Component parts	6,903	4,716
Service parts	5,531	5,482
	$20,433	$22,737

At June 30, 2019 and December 31, 2018, the Company recorded inventory reserves of $9.9 million and $9.8 million, respectively, against inventories used in the Restaurant/Retail reporting segment, which relate primarily to service parts.

Note 7 — Identifiable Intangible Assets and Goodwill

Identifiable intangible assets represent intangible assets acquired by the Company in connection with its acquisition of Brink Software Inc. in 2014 ("Brink Acquisition") and software development costs.  The Company capitalizes certain software development costs for software used in its Restaurant/Retail reporting segment. Software development costs incurred prior to establishing technological feasibility are charged to operations and included in research and development costs.  The technological feasibility of a software product is established when the Company has completed all planning, designing, coding, and testing activities that are necessary to establish that the software product meets its design specifications, including functionality, features, and technical performance requirements. Software development costs incurred after establishing technological feasibility for software sold as a perpetual license, as defined within ASC 985-20, Software – Costs of Software to be sold, Leased, or Marketed are capitalized and amortized on a product-by-product basis when the product is available for general release to customers. Included in "Acquired and internally developed software costs" in the table below is approximately $3.1 million and $3.0 million of costs related to software products that have not satisfied the general release threshold as of June 30, 2019 and December 31, 2018, respectively. These products are expected to satisfy the general release threshold within the next 12 months. Software development is also capitalized in accordance with ASC 350-40, “Intangibles - Goodwill and Other - Internal - Use Software,” and is amortized over the expected benefit period, which generally ranges from three to five years. Software development costs capitalized during the three and six months ended June 30, 2019 were $0.6 million and $1.6 million, respectively.  Software development costs capitalized during the three and six months ended June 30, 2018 were $0.9 million and $1.7 million, respectively.

Annual amortization, charged to cost of sales is computed using the straight-line method over the remaining estimated economic life of the product, generally three to five years. Amortization of capitalized software development costs from continuing operations for the three and six months ended June 30, 2019 were $0.7 million and $1.5 million, respectively.  Amortization of capitalized software development costs from continuing operations for the three and six months ended June 30, 2018 were $1.1 million and $2.1 million, respectively.

Amortization of intangible assets acquired in the Brink Acquisition amounted to $0.2 million and $0.5 million, respectively, for each of the three and six month periods ended June 30, 2019 and 2018.

The components of identifiable intangible assets are (in thousands):

	June 30, 2019	December 31, 2018	Estimated Useful Life
Acquired and internally developed software costs	$13,902	$18,972	3 - 5 years
Customer relationships	160	160	7 years
Non-competition agreements	30	30	1 year
	14,092	19,162
Less accumulated amortization	(9,059)	(11,708)
	$5,033	$7,454
Internally developed software costs not meeting general release threshold	3,122	3,005
Trademarks, trade names (non-amortizable)	400	400	N/A
	$8,555	$10,859

The expected future amortization of intangible assets, assuming straight-line amortization of capitalized software development costs and acquisition related intangibles, is as follows (in thousands):

2019, remaining	$1,337
2020	2,132
2021	1,286
2022	278
2023	—
Thereafter	—
Total	$5,033

The Company tests goodwill for impairment on an annual basis, or more often if events or circumstances indicate that there may be impairment.  The Company operates in two reporting segments, Restaurant/Retail and Government.  Goodwill impairment testing is performed at the reporting unit level.  Goodwill is assigned to a specific reporting unit at the date the goodwill is initially recorded.  Once goodwill has been assigned to a specific reporting segment, it no longer retains its association with a particular acquisition, and all of the activities within the reporting unit, whether acquired or organically grown, are available to support the value of the goodwill.  The amount of goodwill carried by the Restaurant/Retail and Government reporting segments was $10.3 million and $0.8 million, respectively, at June 30, 2019 and December 31, 2018. No impairment charges were recorded for the period ended June 30, 2019 and year ended December 31, 2018. Approximately $2.9 million in net software costs were reclassified on the Balance Sheet to "Asset held for sale" as indicated in Note 3.

Note 8 — Convertible Senior Notes

On April 15, 2019, the Company sold $80.0 million aggregate principal amount of 4.500% Convertible Senior Notes due 2024 (the "Notes"). The Notes were sold pursuant to an indenture, dated April 15, 2019, between the Company and The Bank of New York Mellon Trust Company, N.A. (“Trustee”), referred to herein as the “Indenture.” The Notes are senior, unsecured obligations of the Company. The Notes pay interest at a rate equal to 4.500% per year. Interest on the Notes is payable semiannually in arrears on April 15 and October 15 of each year, beginning October 15, 2019. Interest accrues on the Notes from the last date to which interest has been paid or duly provided for or, if no interest has been paid or duly provided for, from April 15, 2019. Unless earlier converted, redeemed or repurchased, the Notes mature on April 15, 2024.

The implied estimated effective rate of the liability component of the Notes is 10.24%.

The Notes are convertible into Company common stock at an initial conversion rate of 35.0217 shares per $1,000 principal amount of Notes, subject to adjustment upon certain events.

The Notes are convertible, in whole or in part, at the option of the holder, at any time prior to the close of business on the business day immediately preceding October 15, 2023, but only in the following circumstances:

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

(2) during the five consecutive business day period immediately after any five consecutive trading day period (the five consecutive trading day period being referred to as the ‘‘measurement period’’) in which the trading price per $1,000 principal amount of the Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on such trading day;

(3) upon the occurrence of certain specified corporate events, including fundamental changes (as described in the Indenture); or

(4) if the Company calls the Notes for redemption.

In addition, regardless of the foregoing circumstances, holders may convert their Notes at any time on or after October 15, 2023 until the close of business on the second business day immediately preceding the maturity date of the Notes. Upon conversion, the Company may elect to settle by paying or delivering either solely cash, shares of Company common stock or a combination of cash and shares of common stock.

In accordance with ASC 470-20, the initial measurement of the Notes at fair value resulted in a liability of $62.4 million, as such, the calculated discount resulted in an implied value of the convertible feature recognized in Capital in excess of Par Value of $17.6 million. This resulted in a $0.6 million increase reflected in interest expense, in the Company's consolidated statements of operations for the three and six months ended June 30, 2019. Issuance costs for the transaction amounted to $4.9 million and were allocated to components on a ratable basis as follows; Capital in excess of Par Value, $1.1 million, and Long-term Debt, $3.8 million.

The Indenture contains covenants that, among other things, restricts the Company’s ability to merge, consolidate or sell, or otherwise dispose of, substantially all of its assets. These limitations are subject to a number of important qualifications and exceptions.

The Indenture contains customary Events of Default (as defined in the Indenture), including default in the event the Company fails to pay interest on the Notes when due, and such failure continues for 30 days, or the Company fails to pay the principal of the Notes when due, including at maturity, upon redemption or otherwise; failure to comply with covenants and other obligations under the Indenture, including delivery of required notices and obligations in connection with conversion, in certain cases subject to notice and grace periods; payment defaults and accelerations with respect to other indebtedness of the Company and its significant subsidiaries in the aggregate principal amount of $10.0 million or more; failure by the Company or its significant subsidiaries to pay certain final judgments aggregating in excess of $10.0 million within 60 consecutive days of such final judgment; and specified events involving bankruptcy, insolvency or reorganization of the Company or its significant subsidiaries.

Upon an Event of Default, the trustee or the holders of at least 25% in aggregate principal amount of the Notes then outstanding may declare all the Notes to be due and payable immediately. In the case of Events of Default relating to bankruptcy, insolvency or reorganization, all outstanding Notes will become due and payable immediately without further action or notice.

In connection with the sale of the Notes, the Company recorded an income tax benefit of $4.1 million as a discrete item for the three and six months ended June 30, 2019 as a result of the creation of a deferred tax liability associated with the portion of the Notes that was classified within stockholders' equity. While GAAP requires the offset of the deferred tax liability to be recorded in additional paid-in capital, consistent with the equity portion of the Notes, the creation of the deferred tax liability produced evidence of recoverability of deferred tax assets which resulted in the release of a valuation allowance, totaling $4.1 million, reflected as an income tax benefit in the current period.

The following table summarizes information about the equity and liability components of the Notes (in thousands):

June 30, 2019
Principal amount of 2024 Notes outstanding	$80,000
Unamortized discount (including unamortized debt issuance cost)	(20,745)
Total long-term portion of notes payable	$59,255

Equity component of notes	$17,624
Less: Deferred tax liability	(4,065)
Less: Issuance costs	(1,094)
Capital in excess of Par Value	$12,465

Note 9 — Stock Based Compensation

The Company applies the fair value recognition provisions of ASC Topic 718. The Company recorded stock based compensation of $0.6 million and $0.9 million for the three and six month periods ended June 30, 2019, respectively. The Company recorded stock based compensation of $0.2 million and $0.4 million for the three and six month periods ended June 30, 2018, respectively. The amount recorded for the three and six months ended June 30, 2019 was, net of benefits of, $5,000 and $32,000, respectively, as the result of forfeitures of unvested stock awards prior to completion of the requisite service period and/or failure to achieve performance criteria. There were no forfeitures for the three and six months ended June 30, 2018. At June 30, 2019, the aggregate unrecognized compensation expense related to unvested equity awards was $1.9 million (net of estimated forfeitures), which is expected to be recognized as compensation expense in fiscal years 2019 through 2021.

Note 10 — Net loss per share

Earnings per share are calculated in accordance with ASC Topic 260, which specifies the computation, presentation and disclosure requirements for earnings per share (EPS).  It requires the presentation of basic and diluted EPS.  Basic EPS excludes all dilution and is based upon the weighted average number of shares of common stock outstanding during the period.  Diluted EPS reflects the potential dilution that would occur if convertible securities or other contracts to issue common stock were exercised. For the six months ended June 30, 2019, there were 469,000 anti-dilutive stock options outstanding compared to zero as of June 30, 2018. The potential effect of the conversion feature with respect to the Notes (See Note 8 - Convertible Senior Notes) was excluded from the diluted net loss per share as of June 30, 2019 as the Company's closing stock price on June 28, 2019 (the last trading day before June 30, 2019) did not exceed the initial conversion price of $28.55 per share. The potential shares from the Notes at the initial conversion rate was approximately 2,801,736 and they were considered anti-dilutive using the if-converted method.

The following is a reconciliation of the weighted average of shares of common stock outstanding for the basic and diluted EPS computations (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net loss	$(1,109)	$(1,323)	$(3,838)	$(1,255)

Basic:
Shares outstanding at beginning of period	16,044	16,286	16,041	15,969
Weighted average shares issued/(repurchased) during the period, net	246	44	44	24
Weighted average common shares, basic	16,290	16,330	16,085	15,993
Net loss per common share, basic	$(0.07)	$(0.08)	$(0.24)	$(0.08)
Diluted:
Weighted average common shares, basic	16,290	16,330	16,085	15,993
Dilutive impact of stock options and restricted stock awards	—	—	—	—
Weighted average common shares, diluted	16,290	16,330	16,085	15,993
Net loss per common share, diluted	$(0.07)	$(0.08)	$(0.24)	$(0.08)

Note 11 — Contingencies

The Company is subject to legal proceedings, which arise in the ordinary course of business. Additionally, U.S. Government contract costs are subject to periodic audit and adjustment. In the third quarter of 2016, the Company's Audit Committee commenced an internal investigation into conduct at the Company's China and Singapore offices to determine whether certain import/export and sales documentation activities were improper and in violation of the U.S. Foreign Corrupt Practices Act ("FCPA") and other applicable laws and certain Company policies. In the fourth quarter of 2016, the Company voluntarily notified the SEC and the U.S. Department of Justice ("DOJ") of the internal investigation, and on May 1, 2017 the Company received a document subpoena from the SEC for documents relating to the internal investigation. Following the conclusion of the Audit Committee's internal investigation, the Company voluntarily reported the relevant findings of the investigation to the China and Singapore authorities and is fully cooperating with these authorities. During the three and six months ended June 30, 2019, we recorded $0.1 million and $0.3 million of expenses relating to the internal investigation, including expenses of outside legal counsel and forensic accountants, compared to $0.3 million and $0.6 million for the three and six months ended June 30, 2018.

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

Note 12 — Segment and Related Information

The Company operates in two distinct reporting segments, Restaurant/Retail and Government. The Company’s chief operating decision maker is the Company’s Chief Executive Officer. The Restaurant/Retail reporting segment offers point-of-sale ("POS") and management technology solutions to restaurants and retail, including in the quick serve/fast casual and table service restaurant categories. This segment also offers customer support including field service, installation, Advanced Exchange, and twenty-four-hour telephone support and depot repair. The Government reporting segment performs complex technical studies, analysis, and experiments, develops innovative solutions, and provides on-site engineering in support of advanced defense, security, and aerospace systems.  This segment also provides expert on-site services for operating and maintaining U.S. Government-owned communication assets.

Information noted as “Other” primarily relates to the Company’s corporate, home office operations.

Information as to the Company’s reporting segments is set forth below (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Restaurant/Retail	$28,262	$34,827	$57,822	$74,347
Government	15,985	17,744	31,107	33,885
Total	$44,247	$52,571	$88,929	$108,232

Operating loss:
Restaurant/Retail	$(4,615)	$(2,800)	$(7,597)	$(3,408)
Government	1,518	2,012	2,881	3,278
Other	(356)	(336)	(838)	(856)
	(3,453)	(1,124)	(5,554)	(986)
Other expense, net	(374)	(384)	(804)	(335)
Interest expense, net	(1,244)	(78)	(1,390)	(119)
Loss before provision for income taxes	$(5,071)	$(1,586)	$(7,748)	$(1,440)

Depreciation, amortization and accretion:
Restaurant/Retail	$1,201	$1,057	$2,069	$1,965
Government	18	6	37	11
Other	890	154	1,015	303
Total	$2,109	$1,217	$3,121	$2,279

Capital expenditures including software costs:
Restaurant/Retail	$778	$1,126	$1,841	$2,265
Government	—	37	176	37
Other	616	1,002	1,300	1,533
Total	$1,394	$2,165	$3,317	$3,835

Revenues by country:
United States	$41,657	$48,845	$83,582	$101,523
Other Countries	2,590	3,726	5,347	6,709
Total	$44,247	$52,571	$88,929	$108,232

The following table represents identifiable assets by reporting segment (in thousands).

	June 30, 2019	December 31, 2018
Restaurant/Retail	$70,275	$68,004
Government	11,214	9,867
Other	73,583	16,810
Total	$155,072	$94,681

The following table represents assets by country based on the location of the assets (in thousands).

	June 30, 2019	December 31, 2018
United States	$145,430	$84,652
Other Countries	9,642	10,029
Total	$155,072	$94,681

The following table represents goodwill by reporting unit (in thousands).

	June 30, 2019	December 31, 2018
Restaurant/Retail	$10,315	$10,315
Government	736	736
Total	$11,051	$11,051

Customers comprising 10% or more of the Company’s total revenues are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Restaurant/Retail reporting segment:
McDonald’s Corporation	10%	22%	10%	25%
Yum! Brands, Inc.	13%	12%	13%	12%
Government reporting segment:
U.S. Department of Defense	36%	34%	35%	31%
All Others	41%	32%	42%	32%
	100%	100%	100%	100%

No other customer within All Others represented 10% of more of the Company’s total revenue for the three and six months ended June 30, 2019 and 2018.

Note 13 Fair Value of Financial Instruments

The Company’s financial instruments have been recorded at fair value using available market information and valuation techniques.  The fair value hierarchy is based upon three levels of input, which are:

Level 1 — quoted prices in active markets for identical assets or liabilities (observable)
Level 2 — inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in inactive markets, or other inputs that are observable market data for essentially the full term of the asset or liability (observable)
Level 3 — unobservable inputs that are supported by little or no market activity, but are significant to determining the fair value of the asset or liability (unobservable)

The Company’s financial instruments primarily consist of cash and cash equivalents, trade receivables, trade payables, debt instruments and deferred compensation assets and liabilities. The carrying amounts of cash and cash equivalents, trade receivables and trade payables as of June 30, 2019 and December 31, 2018 were considered representative of their fair values.  The estimated fair value of the Company’s line of credit on June 30, 2019 and December 31, 2018 was based on variable and fixed interest rates on such respective dates and approximates their respective carrying values at June 30, 2019 and December 31, 2018. The estimated fair value of the Notes was $97.8 million at June 30, 2019 based on secondary market prices at June 28, 2019 (the last day of trading prior to June 30, 2019).

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

The amounts owed to employees participating in the Deferred Compensation Plan at June 30, 2019 was $3.7 million compared to $3.4 million at December 31, 2018 and is included in other long-term liabilities on the balance sheets.

Under the stock purchase agreement governing the Brink Acquisition, in the event certain defined revenues were determined to have been achieved in 2015, 2016, 2017 and 2018 ("contingent consideration period"), the Company would be obligated to pay additional purchase price consideration ("Brink Earn Out"). The fair value of the Brink Earn Out was estimated using a discounted cash flow method, with significant inputs that are not observable in the market and thus represents a Level 3 fair value measurement as defined in ASC 820, Fair Value Measurements and Disclosures. The significant inputs in the Level 3 measurement not supported by market activity included the Company’s probability assessments of expected future cash flows related to the Company’s acquisition of Brink Software Inc. during the contingent consideration period, appropriately discounted considering the uncertainties associated with the obligation.  Any change in the fair value adjustment was recorded in the earnings of that contingent consideration period. For the $2.6 million of Brink Earn Out targets achieved during the 2018 period, the Company paid the amount in full in March 2019. No Brink Earn Out targets had been achieved for the 2015, 2016, or 2017 years.
.

The following table presents a summary of changes in fair value of the Company’s Level 3 assets and liabilities that are measured at fair value on a recurring basis, and are recorded as a component of other long-term liabilities on the consolidated balance sheet (in thousands):

Level 3 Inputs
Liabilities
Balance at December 31, 2018	$2,550
New level 3 liability	—
Total gains (losses) reported in earnings	—
Settlement of Level 3 liabilities	(2,550)
Balance at June 30, 2019	$—

Note 14 — Related Party Transactions

The Company leased its corporate wellness facility to related parties at a rate of $9,775 per month during the period of the three and six months ended June 30, 2018. The Company received complimentary memberships to this facility which were provided to local employees. Expenses incurred by the Company relating to the facility amounted to $0 and $74,000 during the six months ended June 30, 2019 and 2018, respectively. Expenses incurred by the Company relating to the facility amounted to $0 and $19,000 during the three months ended June 30, 2019 and 2018, respectively. The Company did not recognize any rental income from the related party during the three and six months ended June 30, 2019 and recognized $9,775 and $39,100 for the three and six months ended June 30, 2018. Additionally, the Company did not have any rent receivable from the related party for the periods ended June 30, 2019 or year ended December 31, 2018. This arrangement between the Company and the related party terminated on April 30, 2018.

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

Forward-Looking Statements

This Quarterly Report contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), Section 27A of the Securities Act of 1933, as amended ("Securities Act"), and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not historical in nature, but rather are predictive of our future operations, financial condition, business strategies and prospects. Forward-looking statements are generally identified by words such as “anticipate”, “believe,” “belief,” “continue,” “could”, “expect,” “estimate,” “intend,” “may,” “opportunity,” “plan,” “should,” “will,” “would,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those expressed in, or implied by, the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K as filed on March 18, 2019 and our Quarterly Report on Form 10-Q for the three months ended March 31, 2019 filed May 7, 2019. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise, except as may be required under applicable securities law.

Overview

Our Restaurant/Retail reporting segment provides point-of-sale (“POS”) and management technology solutions; and our Government reporting segment provides intelligence, surveillance, and reconnaissance ("ISR") solutions and mission systems support.

We are a leading provider of POS technology solutions to restaurants and retail outlets and we expect our Brink line of business ("Brink"), including our Brink POS SaaS software solution, inclusive of related hardware, installation and technical support and other customer services, to be the primary focus and driver of growth in the Restaurant/Retail reporting segment. Our ability to grow and expand our presence as a cloud-based, software solutions leader requires that we strategically and effectively distribute and invest our capital in areas that will drive long-term growth, including product development, consisting primarily of expenses in research and development, software engineering and related personnel costs; strategic partnerships; customer support, consisting primarily of help-desk; and sales and marketing, consisting primarily of advertising, marketing, general promotional expenditures.

Our Government reporting segment provides technical expertise under contract in the development of advanced systems and software solutions for the U.S. Department of Defense and other federal agencies, as well as technology management and communications support services to the U.S. Department of Defense.

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

Results of Operations —

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

We reported revenues of $44.2 million for the quarter ended June 30, 2019, a decrease of 15.8% from $52.6 million reported for the quarter ended June 30, 2018.  Our net loss from continuing operations was $1.1 million or $0.07 per diluted share for the second quarter of 2019 versus net loss of $1.3 million or $0.08 per diluted share for the same period in 2018. The second quarter of 2019 results included a tax benefit of $4.0 million related to a reduction of the deferred tax valuation allowance that arose due to the recording of a deferred tax liability created as a result of the accounting for the sale of $80 million aggregate principal amount of 4.500% Convertible Senior Notes due 2024 ("Notes"). The current period tax benefit was recorded to deferred tax asset to properly offset the deferred tax liability created when accounting for the equity component of the bifurcated Notes.

Operating segment revenues for the quarter ended June 30, 2019 were $28.3 million for Restaurant/Retail reporting segment, a decrease of 18.9% from $34.8 million reported for the quarter ended June 30, 2018 and $16.0 million for the Government reporting segment, a decrease of 9.9% from $17.7 million reported for the quarter ended June 30, 2018. Restaurant/Retail reporting segment revenue for the quarter ended June 30, 2019 by business line consisted of $18.0 million for our line of business comprised of non-Brink customers, primarily focused on hardware and respective services ("CORE"), $9.3 million for Brink, and $0.9 million for SureCheck, compared to revenue for the quarter ended June 30, 2018 by business line of $27.0 million for CORE, $6.1 million for Brink, and $1.7 million for SureCheck. Government revenue for the quarter ended June 30, 2019 by business line consisted of $7.3 million for ISR, $8.2 million for Mission Systems, and $0.5 million for Product Sales, compared to revenue for the quarter end June 30, 2018 by business line of $8.4 million for ISR, $8.7 million for Mission Systems, and $0.7 million for Product Sales.

Product revenues were $14.7 million for the quarter ended June 30, 2019, a decrease of 29.5% from $20.9 million recorded for the same period in 2018, primarily due to reduced major hardware project activity at a tier 1 CORE customer compared to the second quarter of 2018. Product revenue related to Brink was $4.2 million, an increase of 65% from $2.6 million for the same period in 2018.

Service revenues were $13.5 million for the quarter ended June 30, 2019, a decrease of 2.9% from $13.9 million reported for the same period in 2018, primarily due to decreased installation services related to CORE hardware projects offset by increased SaaS revenue. Brink service revenue includes SaaS revenue of $3.2 million, an increase of 40% from $2.3 million for the same period in 2018.

Contract revenues were $16.0 million for the quarter ended June 30, 2019, a decrease of 9.9% from $17.7 million reported for the same period in 2018.  The decrease is primarily driven by a reduction in ISR solutions due to contract funding and ceiling limitations largely attributable to an ISR program that is currently undergoing an organizational funding transition.

Product margins for the quarter ended June 30, 2019 were 22.5%, compared to 26.6% for the same period in 2018. Product margins for the quarter ended June 30, 2019 included a $0.6 million reserve for SureCheck inventory related to the expected sale which resulted in a 4.0% negative impact on margins (see Note 3 - Asset Held for Sale to unaudited interim consolidated financial statements).

Service margins for the quarter ended June 30, 2019 were 27.0%, compared to 26.8% recorded for the same period in 2018. Service margins for the quarter ended June 30, 2019 included a $0.8 million charge of SureCheck intangible assets related to the expected sale; excluding this one time charge, service margins would have been 32.8% reflecting the increase in Brink SaaS revenue.

Contract margins for the quarter ended June 30, 2019 were 10.0%, compared to 11.7% for the same period in 2018 due primarily to lower margin in ISR solutions and a loss reserve adjustment in Mission Systems.

Selling, general and administrative (SG&A) expenses remained consistent for each of the quarters ended June 30, 2019 and 2018 at $9.1 million. The Company increased investment in Brink sales $0.3 million while offsetting G&A and cost of sales in other business lines.  SG&A expenses associated with the internal investigation for the quarter ended June 30, 2019 were $0.1 million as compared to $0.3 million for the quarter ended June 30, 2018.

Research and development (R&D) expenses were $2.7 million for the quarter ended June 30, 2019, a decease of 15.4% from $3.2 million for the same period in 2018. A $0.3 million increase in Brink software development investment was more than offset by savings in other areas.

For each of the quarters ended June 30, 2019 and June 30, 2018, we recorded $0.2 million of amortization expense associated with identifiable intangible assets acquired in the Brink Acquisition.

Other expense, net, was $374,000 for the quarter ended June 30, 2019, compared to other expense, net, of $384,000 for the same period in 2018.  Other expense, net, primarily includes, fair market value fluctuations of our deferred compensation plan, rental income, and foreign currency fair value adjustments.

Interest expense, net, of $1.2 million for the quarter ended June 30, 2019 compared to $78,000 for the quarter ended June 30, 2018. The increase reflects the sale of the Notes and includes $0.6 million of accretion of debt discount for the quarter ended June 30, 2019 (see Note 8 - Convertible Senior Notes, to unaudited interim consolidated financial statements).

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

We reported revenues of $88.9 million for the six months ended June 30, 2019, a decrease of 17.8% from $108.2 million reported for the six months ended June 30, 2018.  Our net loss from continuing operations was $3.8 million or $0.24 per diluted share for the six months ended June 30, 2019 versus net loss of  $1.3 million or $0.08 per diluted share for the same period in 2018. The results for the six months ended June 30, 2019, included a tax benefit of $4.0 million related to a reduction of the deferred tax valuation allowance that arose due to the recording of a deferred tax liability created as a result of the accounting for the sale of the Notes. The current period tax benefit was recorded to deferred tax asset to properly offset the deferred tax liability created when accounting for the equity component of the bifurcated Notes.

Operating segment revenues for the six months ended June 30, 2019 were $57.8 million for Restaurant/Retail reporting segment, a decrease of 22.2% from $74.3 million reported for the six months ended June 30, 2018, and $31.1 million for the Government reporting segment, a decrease of 8.2% from $33.9 million reported for the six months ended June 30, 2018. Restaurant/Retail revenue for the six months ended June 30, 2019 by business line consisted of $36.7 million for CORE, $18.8 million for Brink, and $2.4 million for SureCheck, compared to revenue for the six months ended June 30, 2018 by business line of $59.3 million for CORE, $11.9 million for Brink, and $3.2 million for SureCheck. Government revenue for the six months ended June 30, 2019 by business line consisted of $13.5 million for ISR, $16.8 million for Mission Systems, and $0.8 million for Product Sales, compared to revenue for the six months ended June 30, 2018 by business line of $16.1 million for ISR, $17.0 million for Mission Systems, and $0.7 million for Product Sales.

Product revenues were $30.2 million for the six months ended June 30, 2019, a decrease of 35.9% from $47.2 million recorded for the same period in 2018, primarily due to reduced major hardware project activity at a tier 1 CORE customer compared to the first 6 months of 2018. Product revenue related to Brink was $8.8 million, an increase of 68% from $5.2 million for the same period in 2018.

Service revenues were $27.6 million for the six months ended June 30, 2019, an increase of 1.6% from $27.1 million reported for the same period in 2018, primarily due to decreased installation services related to CORE hardware projects. Brink service revenue includes SaaS revenue of $6.2 million, an increase of 49% from $4.2 million for the same period in 2018.

Contract revenues were $31.1 million for the six months ended June 30, 2019, a decrease of 8.2% from $33.9 million reported for the same period in 2018.  The decrease is primarily driven by a reduction in ISR solutions due to contract funding and ceiling limitations largely attributable to ISR programs that is currently undergoing an organizational funding transition.

Product margins for the six months ended June 30, 2019 were 25.1%, compared to 26.3% for the same period in 2018. Product margins for the six months ended June 30, 2019 included a $0.6 million reserve for SureCheck inventory related to the expected sale which resulted in a 1.9% negative impact on margins.

Service margins for the six months ended June 30, 2019 were 27.8%, compared to 27.2% recorded for the same period in 2018. Service margins for the six months ended June 30, 2019 included a $0.8 million charge of SureCheck intangible assets related to the expected sale; excluding this one time charge, service margins would have been 30.7% reflecting the increase in Brink SaaS revenues.

Contract margins for the six months ended June 30, 2019 were 9.9%, consistent with the 10.0% for the same period in 2018.

Selling, general and administrative (SG&A) expenses remained consistent for each of the six months ended June 30, 2019 and 2018 at $17.6 million. The Company increased investment in Brink sales $0.5 million while offsetting G&A and cost of sales in other business lines.  SG&A expenses associated with the internal investigation for the six months ended June 30, 2019 were $0.3 million as compared to $0.6 million for the six months ended June 30, 2018.

Research and development (R&D) expenses were $5.8 million for the six months ended June 30, 2019, a decease of 5.0% from $6.1 million for the six months ended June 30, 2018. A $0.6 million increase in Brink software development investment was more than offset by savings in other areas.

For each of the the six months ended June 30, 2019 and June 30, 2018, we recorded $0.5 million of amortization expense associated with identifiable intangible assets acquired in the Brink Acquisition.

Other expense, net, was $804,000 for the six months ended June 30, 2019, compared to other expense, net, of $335,000 for the same period in 2018. Other expense, net, primarily includes, fair market value fluctuations of our deferred compensation plan, rental income, and foreign currency fair value adjustments. For the six months ended June 30, 2019 the Company recorded an extra $0.2 million expense relative to the final payment of the Brink Acquisition and a $0.2 million increase in facilities expense driven by reduced rental income.

Interest expense, net, of $1.4 million for the six months ended June 30, 2019 compared to $119,000 for the six months ended June 30, 2018. The increase reflects the April 2019 sale of the Notes and includes $0.6 million of accretion of debt discount for the six months ended June 30, 2019.

Liquidity and Capital Resources

Our primary sources of liquidity are cash from operations and debt. Prior to April 15, 2019, we met our liquidity needs through borrowings under the Credit Agreement entered into between the Company, certain of its U.S. subsidiaries and Citizens Bank, N.A. (the “Credit Agreement”) on June 5, 2018, which provided us with a revolving line of credit up to an aggregate principal amount of $25.0 million or a variable borrowing base. On April 15, 2019, the Company sold the Notes and used a portion of the proceeds to repay in full all amounts outstanding under the Credit Agreement and, in connection therewith, terminated the Credit Agreement.

Cash used in operating activities was $6.5 million for the six months ended June 30, 2019, compared to $0.6 million cash provided by operations for the same period in 2018. The variance is driven by a decrease in net income and additional net working capital requirements.

Cash used in investing activities was $3.3 million for the six months ended June 30, 2019 versus $3.8 million for the six months ended June 30, 2018.  In the six months ended June 30, 2019, our capital expenditures of $1.7 million were primarily related to the implementation of our enterprise resource planning system compared to $1.7 million for the six months ended June 30, 2018. We capitalized $1.6 million in costs associated with investments in our Restaurant/Retail reporting segment software platforms during the six months ended June 30, 2019 compared to $2.1 million for the six months ended June 30, 2018.

Cash provided by financing activities was $64.9 million for the six months ended June 30, 2019 versus cash provided by financing activities of $5.5 million for the six months ended June 30, 2018.  The increase was driven by the proceeds of the Notes net of issuance costs and repayment in full of all amounts outstanding under the Credit Agreement.

We expect our operating cash flows and net proceeds from the Notes will be sufficient to meet our operating needs for the next 12 months. Our actual cash needs will depend on many factors, including our rate of revenue growth, including growth of our SaaS revenues, the timing and extent of spending to support our product development efforts, the timing of introductions of new products and enhancements to existing products, market acceptance of our products, and potential fines and penalties that may be imposed by the China and/or Singapore authorities that are not currently estimable, but could be material.

Critical Accounting Policies and Estimates

Our unaudited interim consolidated financial statements are based on the application of U.S. generally accepted accounting principles (“GAAP”).  GAAP requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported.  We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently applied.  Valuations based on estimates are reviewed for reasonableness and adequacy on a consistent basis.  Primary areas where financial information is subject to the use of estimates, assumptions and the application of judgment include revenue recognition, accounts receivable, inventories, accounting for business combinations, contingent consideration, equity compensation, goodwill and intangible assets, and taxes.  Our critical accounting policies have not changed materially from the discussion of those policies included under “Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2018 except as it relates to leases as a result of the adoption of ASC 842 as discussed in Note 4 - Leases, to the unaudited interim consolidated financial statements.

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

Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-02, "Leases (Topic 842)", impacting the accounting for leases intending to increase transparency and comparability of organizations by requiring balance sheet presentation of leased assets and increased financial statement disclosure of leasing arrangements. The revised standard will require entities to recognize a liability for its lease obligations and a corresponding asset representing the right to use the underlying asset over the lease term. Lease obligations are to be measured at the present value of lease payments and accounted for using the effective interest method. The accounting for the leased asset will differ slightly depending on whether the agreement is deemed to be a financing or operating lease. For finance leases, the leased asset is depreciated on a straight-line basis and recorded separately from the interest expense in the income statement resulting in higher expense in the earlier part of the lease term. For operating leases, the depreciation and interest expense components are combined, recognized evenly over the term of the lease, and presented as a reduction to operating income. The ASU requires that assets and liabilities be presented or disclosed separately and classified appropriately as current and noncurrent. The ASU further requires additional disclosure of certain qualitative and quantitative information related to lease agreements. The new standard was effective for the Company beginning January 1, 2019 (see Note 4 - Leases, to the unaudited interim consolidated financial statements).

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not Required.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of June 30, 2019. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2019.

Changes in Internal Controls Over Financial Reporting.

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1.	Legal Proceedings

The information in Note 11 – Contingencies, to the unaudited interim consolidated financial statements, is responsive to this Item and is incorporated by reference herein.

Item 1A.	Risk Factors

Our financial condition and results of operations are subject to various risks and uncertainties, including those described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as filed with the SEC on March 18, 2019, as supplemented by the disclosure in Part II, Item 1A Risk Factors, in our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2019, filed May 7, 2019.

Item 2.	Unregistered Sales of Equity Securities and Use Of Proceeds

Under our equity incentive plans, employees may elect to have us withhold shares to satisfy minimum statutory federal, state and local tax withholding obligations arising from the vesting of their restricted stock. When we withhold these shares, we are required to remit to the appropriate taxing authorities the market price of the shares withheld, which could be deemed a purchase of shares by us on the date of withholding. For the six months ended June 30, 2019, 42,682 shares were purchased at an average price of $24.61 per share.

Item 5.	Other Information
Not Applicable.

Item 6.	Exhibits

Exhibit Number		Incorporated by reference into this Quarterly Report on Form 10-Q		Date Filed or Furnished
	Exhibit Description	Form	Exhibit No.

4.1	Indenture, dated as of April 15, 2019, by and between PAR Technology Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee	8-K	4.1	4/15/2019

4.2	Form of 4.5000% Convertible Senior Note due 2024	8-K	4.1 (Exhibit A to the Indenture filed as Exhibit 4.1)	4/15/2019

10.1	†† Amended and Restated PAR Technology Corporation 2015 Equity Incentive Plan	S-8 (File No. 333-232589)	99.1	7/9/2019

10.2	†† Form of Amended and Restated PAR Technology Corporation 2015 Equity Incentive Plan - Grant Notice - Option Award and Option Award Agreement			Filed herewith

10.3	†† Form of Amended and Restated PAR Technology Corporation 2015 Equity Incentive Plan - Grant Notice - Restricted Stock Award and Restricted Stock Award Agreement			Filed herewith

10.4	†† Grant Notice - Restricted Stock Award and Restricted Stock Award Agreement, Grant Date May 13, 2019, Savneet Singh			Filed herewith

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended			Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended			Filed herewith

32.1	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350			Furnished herewith

32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350			Furnished herewith

101.INS	XBRL Instance Document			Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document			Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document			Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document			Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document			Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document			Filed herewith
†† Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAR TECHNOLOGY CORPORATION
(Registrant)

Date:	August 7, 2019	/s/ Bryan A. Menar
Bryan A. Menar
Chief Financial Officer
(Principal Financial and Accounting Officer)