Form 10-Q
period 2019-09-30
PAR TECHNOLOGY CORP
filed 2019-11-08
CIK 708821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2019
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☑
Non-Accelerated Filer ☐	Smaller Reporting Company ☑
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

As of November 1, 2019, 16,345,368 shares of the registrant’s common stock, $0.02 par value, were outstanding.

PAR TECHNOLOGY CORPORATION

PART I
FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	(unaudited)	(note 1)
Assets	September 30, 2019	December 31, 2018
Current assets:
Cash and cash equivalents	$46,947	$3,485
Accounts receivable – net	28,563	26,219
Inventories – net	19,081	22,737
Asset held for sale	3,350	—
Other current assets	5,185	3,251
Total current assets	103,126	55,692
Property, plant and equipment – net	14,736	12,575
Goodwill	13,418	11,051
Intangible assets – net	13,895	10,859
Lease right-of-use assets	2,999	—
Other assets	4,395	4,504
Total Assets	$152,569	$94,681
Liabilities and Shareholders’ Equity
Current liabilities:
Borrowings of line of credit	$—	$7,819
Accounts payable	8,929	12,644
Accrued salaries and benefits	7,419	5,940
Accrued expenses	3,095	2,113
Lease liabilities - current portion	1,182	—
Customer deposits and deferred service revenue	10,823	9,851
Liability held for sale	511	—
Other current liabilities	—	2,550
Total current liabilities	31,959	40,917
Lease liabilities - net of current portion	1,866	—
Deferred revenue – noncurrent	4,148	4,407
Long-term debt	60,137	—
Other long-term liabilities	3,903	3,411
Total liabilities	102,013	48,735
Commitments and contingencies
Shareholders’ Equity:
Preferred stock, $.02 par value, 1,000,000 shares authorized	—	—
Common stock, $.02 par value, 29,000,000 shares authorized; 18,053,477 and 17,879,761 shares issued, 16,345,368 and 16,171,652 outstanding at September 30, 2019 and December 31, 2018, respectively	362	357
Capital in excess of par value	64,832	50,251
(Accumulated deficit) retained earnings	(4,313)	5,427
Accumulated other comprehensive loss	(4,489)	(4,253)
Treasury stock, at cost, 1,708,109 shares	(5,836)	(5,836)
Total shareholders’ equity	50,556	45,946
Total Liabilities and Shareholders’ Equity	$152,569	$94,681
See accompanying notes to unaudited interim consolidated financial statements

PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net revenues:
Product	$15,904	$15,451	$46,149	$62,658
Service	13,937	13,475	41,514	40,615
Contract	15,539	17,436	46,646	51,321
	45,380	46,362	134,309	154,594
Costs of sales:
Product	12,259	12,065	34,912	46,844
Service	9,241	10,248	29,144	30,000
Contract	14,643	15,511	42,679	46,005
	36,143	37,824	106,735	122,849
Gross margin	9,237	8,538	27,574	31,745
Operating expenses:
Selling, general and administrative	9,539	7,967	27,162	25,587
Research and development	3,448	2,992	9,233	9,082
Amortization of identifiable intangible assets	241	241	724	724
	13,228	11,200	37,119	35,393
Operating loss	(3,991)	(2,662)	(9,545)	(3,648)
Other (expense), net	(401)	455	(1,205)	120
Interest expense, net	(1,588)	(142)	(2,978)	(261)
Loss before benefit from (provision for) income taxes	(5,980)	(2,349)	(13,728)	(3,789)
Benefit from (provision for) income taxes	78	(14,355)	3,988	(14,170)
Net loss	$(5,902)	$(16,704)	$(9,740)	$(17,959)
Basic Earnings per Share:
Net loss	$(0.36)	$(1.04)	$(0.61)	$(1.12)
Diluted Earnings per Share:
Net loss	$(0.36)	$(1.04)	$(0.61)	$(1.12)
Weighted average shares outstanding
Basic	16,300	16,071	16,086	16,033
Diluted	16,300	16,071	16,086	16,033

See accompanying notes to unaudited interim consolidated financial statements

PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net loss	$(5,902)	$(16,704)	$(9,740)	$(17,959)
Other comprehensive loss, net of applicable tax:
Foreign currency translation adjustments	(357)	(283)	(236)	(485)
Comprehensive loss	$(6,259)	$(16,987)	$(9,976)	$(18,444)

See accompanying notes to unaudited interim consolidated financial statements

PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(in thousands)
(Unaudited)

(in thousands)	Common Stock		Capital in excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Shareholders’ Equity
	Shares	Amount				Shares	Amount

Balances at December 31, 2017	17,677	$354	$48,349	$29,549	$(3,430)	(1,708)	$(5,836)	$68,986
Net income	—	—	—	68	—	—	—	68
Equity based compensation	—	—	181	—	—	—	—	181
Foreign currency translation adjustments	—	—	—	—	423	—	—	423
Balances at March 31, 2018	17,677	354	48,530	29,617	(3,007)	(1,708)	(5,836)	69,658
Net loss	—	—	—	(1,323)	—	—	—	(1,323)
Issuance of common stock upon the exercise of stock options	208	3	728	—	—	—	—	731
Equity based compensation	—	—	250	—	—	—	—	250
Foreign currency translation adjustments	—	—	—	—	(625)	—	—	(625)
Balances at June 30, 2018	17,885	357	49,508	28,294	(3,632)	(1,708)	(5,836)	68,691
Net loss	—	—	—	(16,704)	—	—	—	(16,704)
Issuance of common stock upon the exercise of stock options	(16)	—	18	—	—	—	—	18
Equity based compensation	—	—	323	—	—	—	—	323
Foreign currency translation adjustments	—	—	—	—	(283)	—	—	(283)
Balances at September 30, 2018	17,869	$357	$49,849	$11,590	$(3,915)	(1,708)	$(5,836)	$52,045
See accompanying notes to unaudited interim consolidated financial statements

PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(CONTINUED)
(in thousands)
(Unaudited)

(in thousands)	Common Stock		Capital in excess of Par Value	Retained Earnings (accumulated deficit)	Accumulated Other Comprehensive Loss	Treasury Stock		Total Shareholders’ Equity
	Shares	Amount				Shares	Amount

Balances at December 31, 2018	17,878	$357	$50,251	$5,427	$(4,253)	(1,708)	$(5,836)	$45,946
Net loss	—	—	—	(2,729)	—	—	—	(2,729)
Issuance of common stock upon the exercise of stock options	78	—	30	—	—	—	—	30
Equity based compensation	—	—	248	—	—	—	—	248
Foreign currency translation adjustments	—	—	—	—	(10)	—	—	(10)
Balances at March 31, 2019	17,956	357	50,529	2,698	(4,263)	(1,708)	(5,836)	43,485
Net loss	—	—	—	(1,109)	—	—	—	(1,109)
Issuance of common stock upon the exercise of stock options	79	3	210	—	—	—	—	213
Equity based compensation	—	—	602	—	—	—	—	602
Foreign currency translation adjustments	—	—	—	—	131	—	—	131
Convertible notes conversion discount (net of taxes $4.1 million and issuance costs of $1.1 million)	—	—	12,465	—	—	—	—	12,465
Balances at June 30, 2019	18,035	360	63,806	1,589	(4,132)	(1,708)	(5,836)	55,787
Net loss	—	—	—	(5,902)	—	—	—	(5,902)
Issuance of common stock upon the exercise of stock options	18	2	38	—	—	—	—	40
Equity based compensation	—	—	988	—	—	—	—	988
Foreign currency translation adjustments	—	—	—	—	(357)	—	—	(357)
Balances at September 30, 2019	18,053	$362	$64,832	$(4,313)	$(4,489)	(1,708)	$(5,836)	$50,556
See accompanying notes to unaudited interim consolidated financial statements

PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(9,740)	$(17,959)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and accretion	4,993	3,491
Provision for bad debts	693	493
Provision for obsolete inventory	1,240	965
Equity based compensation	1,838	754
Deferred income tax	(4,065)	13,809
Changes in operating assets and liabilities:
Accounts receivable	(3,318)	2,434
Inventories	1,466	(3,564)
Other current assets	(1,934)	(277)
Other assets	158	(239)
Accounts payable	(3,715)	(1,453)
Accrued salaries and benefits	1,479	(253)
Accrued expenses	2,936	(1,270)
Customer deposits and deferred service revenue	1,107	1,967
Other long-term liabilities	(2,758)	(874)
Net cash used in operating activities	(9,620)	(1,976)
Cash flows from investing activities:
Acquisition	(7,000)	—
Capital expenditures	(2,352)	(3,001)
Capitalization of software costs	(2,283)	(3,066)
Proceeds from real estate	—	1,126
Net cash used in investing activities	(11,635)	(4,941)
Cash flows from financing activities:
Payments of long-term debt	—	(145)
Payment of contingent consideration for Brink Earn Out	(2,550)	—
Payments of bank borrowings	(17,459)	(28,921)
Proceeds from bank borrowings	9,640	34,936
Proceeds from notes payable, net of issuance costs	75,039	—
Proceeds from exercise of stock options	283	749
Net cash provided by financing activities	64,953	6,619
Effect of exchange rate changes on cash and cash equivalents	(236)	(485)
Net increase (decrease) in cash and cash equivalents	43,462	(783)
Cash and cash equivalents at beginning of period	3,485	6,600
Cash and equivalents at end of period	$46,947	$5,817

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$153	$206
Income taxes, net of refunds	125	142
Additions to right-of-use assets and deferred rent obtained from operating lease liabilities	3,048	—
See accompanying notes to unaudited interim consolidated financial statements

PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Basis of presentation

The accompanying unaudited interim consolidated financial statements of PAR Technology Corporation (the “Company” or “PAR”, "we","us") have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements and the instructions to Form 10-Q and Article 8 of Regulation S-X pertaining to interim financial statements.  Accordingly, they do not include all information and footnotes required by GAAP for annual financial statements.  In the opinion of management, such unaudited interim consolidated financial statements include all normal and recurring adjustments necessary in order to make the unaudited interim consolidated financial statements not misleading and to provide a fair presentation of the results for the interim periods included in this Quarterly Report on Form 10-Q (“Quarterly Report”).  Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results of operations that may be expected for any future period. The balance sheet at December 31, 2018 has been derived from the Company’s audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, please refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as filed with the U.S. Securities and Exchange Commission (“SEC”).

The preparation of the unaudited interim consolidated financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the unaudited interim consolidated financial statements and the reported amounts of revenues and expenses during the period.  Significant items subject to such estimates and assumptions include revenue recognition, stock based compensation, the recognition and measurement of assets acquired and liabilities assumed in business combinations at fair value, the carrying amount of property, plant and equipment including right-to-use assets and liabilities, identifiable intangible assets and goodwill, the measurement of liabilities and equity recognized for outstanding convertible notes, valuation allowances for receivables, inventories and deferred income tax assets, and measurement of contingent consideration at fair value. Actual results could differ from those estimates.

The unaudited interim consolidated financial statements and related notes should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018,  filed with the SEC on March 18, 2019.

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date, based on historical experience, current conditions, and reasonable and supportable forecasts. In addition, ASU 2016-13 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The amendment is effective for the Company beginning with its fiscal year ending December 31, 2020, however early application is permitted for reporting periods beginning after December 15, 2018. The Company is in the process of evaluating the impact of this standard.

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

In August 2018, the FASB issued ASU 2018-13, “Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement.” ASU 2018-13 modifies the fair value measurements disclosures with the primary focus to improve effectiveness of disclosures in the notes to the financial statements that is most important to the users. The new guidance modifies the required disclosures related to the valuation techniques and inputs used, uncertainty in measurement, and changes in measurements applied. ASU 2018-13 will be effective for the Company for its fiscal year beginning after December 15, 2019 and each quarterly period thereafter. Early adoption is permitted. The Company is currently assessing the impact this new guidance may have on the Company’s consolidated financial statements and footnote disclosures.

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

In February 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-02, "Leases (Topic 842)", impacting the accounting for leases intending to increase transparency and comparability of organizations by requiring balance sheet presentation of leased assets and increased financial statement disclosure of leasing arrangements. The revised standard will require entities to recognize a liability for its lease obligations and a corresponding asset representing the right to use the underlying asset over the lease term. Lease obligations are to be measured at the present value of lease payments and accounted for using the effective interest method. The accounting for the leased asset will differ slightly depending on whether the agreement is deemed to be a financing or operating lease. For finance leases, the leased asset is depreciated on a straight-line basis and recorded separately from the interest expense in the income statement resulting in higher expense in the earlier part of the lease term. For operating leases, the depreciation and interest expense components are combined, recognized evenly over the term of the lease, and presented as a reduction to operating income. The ASU requires that assets and liabilities be presented or disclosed separately and classified appropriately as current and noncurrent. The ASU further requires additional disclosure of certain qualitative and quantitative information related to lease agreements. The new standard was effective for the Company beginning January 1, 2019 (see Note 5 - Leases, to the unaudited interim consolidated financial statements).

Note 2 - Revenue Recognition

Beginning on January 1, 2018, the Company recognizes revenue under ASC 606, Revenue from Contracts with Customers. The principle of the revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration the company expects to be entitled in exchange for those goods or services. The Company applies the five-step model, as described in ASU 2014-09 Revenue from Contracts with Customers, to contracts when it is probable the Company will collect the consideration it expects in exchange for the goods and services transferred to customers. The following steps are applied to achieve that principle:

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

Performance Obligations Outstanding
The Company's performance obligations outstanding represent the transaction price of firm, non-cancellable orders, with expected delivery dates to customers subsequent to September 30, 2019 and December 31, 2018, respectively, for work that has not been performed. The aggregate outstanding performance obligations attributable to the Company's two reporting segments, Restaurant/Retail and Government, is as follows:

(in thousands)	Balance at September 30, 2019
	Current - under one year	Non-current - over one year
Restaurant/Retail	$10,814	$4,148
Government	—	—
TOTAL	$10,814	$4,148

(in thousands)	Balance at December 31, 2018
	Current - under one year	Non-current - over one year
Restaurant/Retail	$9,320	$4,407
Government	325	—
TOTAL	$9,645	$4,407
Most performance obligations over one year are related to service and support contracts, approximately 72% of which we expect to fulfill within the one-year period and 100% within 60 months.

During the three and nine months ended September 30, 2019, we recognized revenue of $2.1 million and $8.6 million, respectively, that was included in contract liabilities at the beginning of the period.

The value of existing Government contracts at September 30, 2019, net of amounts relating to work performed to that date, was approximately $201.6 million, of which $59.1 million was funded. The value of existing Government contracts at December 31, 2018, net of amounts relating to work performed to that date, was approximately $138.6 million, of which $30.2 million was funded. Funded amounts represent those amounts committed under contract by Government agencies and prime contractors.

Disaggregated Revenue
The Company disaggregates revenue from contracts from customers by major product group for each of the reporting segments as it believes it best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. Disaggregation of revenue for the three and nine months ended September 30, 2019 and September 30, 2018 is as follows:

(in thousands)	Three months ended September 30, 2019
	Restaurant/Retail - Point in Time	Restaurant/Retail - Over Time	Government - Over Time
Restaurant/Retail	$23,599	$5,508	$—
Grocery	335	399	—
Mission Systems	—	—	8,420
ISR Solutions	—	—	7,119
TOTAL	$23,934	$5,907	$15,539

(in thousands)	Three months ended September 30, 2018
	Restaurant/Retail - Point in Time	Restaurant/Retail - Over Time	Government - Over Time
Restaurant/Retail	$21,761	$5,727	$—
Grocery	691	747	—
Mission Systems	—	—	8,283
ISR Solutions	—	—	9,153
TOTAL	$22,452	$6,474	$17,436

(in thousands)	Nine months ended September 30, 2019
	Restaurant/Retail - Point in Time	Restaurant/Retail - Over Time	Government - Over Time
Restaurant/Retail	$65,849	$18,718	$—
Grocery	1,067	2,029	—
Mission Systems	—	—	25,161
ISR Solutions	—	—	21,485
TOTAL	$66,916	$20,747	$46,646

(in thousands)	Nine months ended September 30, 2018
	Restaurant/Retail - Point in Time	Restaurant/Retail - Over Time	Government - Over Time
Restaurant/Retail	$81,422	$17,258	$—
Grocery	2,251	2,342	—
Mission Systems	—	—	25,324
ISR Solutions	—	—	25,997
TOTAL	$83,673	$19,600	$51,321
Practical Expedients and Exemptions

The Company generally expenses sales commissions when incurred because the amortization period is less than one year or the total amount of commissions is immaterial. We record these expenses in selling, general and administrative.

We elected to exclude from the measurement of transaction price all taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction and collected by the Company from a customer (for example, sales, use, value added, and some excise taxes).

Note 3 — Acquisition

Effective September 30, 2019, ParTech, Inc. ("ParTech"), a wholly-owned subsidiary of the Company, acquired assets of 3M Company's Drive-Thru Communications Systems business ("3M Transaction"), including the XT-1 and G5 headset systems, contracts and intellectual property associated with the business, for a purchase price of $8.4 million (total fair value of assets were $8.4 million, net of warranty liability of $1.4 million, resulting in cash paid of $7.0 million).
The fair values assigned to the acquired assets and assumed liabilities in the table below are based on our best estimates and assumptions as of the reporting date and are considered preliminary pending finalization. The estimates and assumptions are subject to change as we obtain additional information during the measurement period, which may be up to one year from the acquisition date. The assets and liabilities, pending finalization, include the valuation of intangible assets as well as the assumed deferred revenue and deferred income tax balances.

(in thousands)	Purchase price allocation
Developed technology	$1,200
Customer relationships	3,600
Trademarks	510
Goodwill	2,367
Property, plant and equipment – net	735
Total assets	8,412
Warranty liability	1,412
Cash consideration	$7,000

The estimated fair values of the developed technology, customer relationships and trademarks were all based on the income approach, which estimates fair value based upon the present value of cash flows that the assets are expected to generate. The method of amortization of identifiable finite-lived intangible assets is based on the expected pattern in which the estimated economic benefits of the respective assets are consumed or otherwise used up. Customer relationships and developed technology assets are amortized on a straight-line basis over their estimated useful lives of five and seven years, respectively. Of the $1,412,000 warranty liability assumed, approximately $712,000 is short-term in nature and is recorded as part of accrued expenses while the remaining $700,000 is recorded as part of other-long term liabilities

During the three and nine months ended September 30, 2019, we incurred immaterial acquisition-related expenses, which were recorded in selling, general and administrative expense.
The Company has not presented combined pro forma financial information of the Company and the acquired 3M Company’s Drive-Thru Communications Systems business because the results of operations of the acquired business are considered immaterial.

Note 4 — Asset Held for Sale

During the second quarter of 2019, ParTech entered into an asset purchase agreement to sell substantially all assets relating to the SureCheck product group within the Company's Restaurant/Retail segment. The sale does not qualify for treatment as a discontinued operation, and therefore, the SureCheck product group is included in the Company’s continuing operations for all periods presented. During the nine months ended September 30, 2019, the Company recorded $1,576,000 of expenses related to the sale of the SureCheck product group, this represents $798,000 related to inventory reserve and $778,000 in costs of service related to impairment of intangible assets for the SureCheck product group. For the three months ended September 30, 2019, the Company made adjustments of $207,000 related to the sale, this represents $217,000 related to additional inventory reserve and ($10,000) in costs of service adjustments related to impairment of intangible assets. The Company classified the net book value of the SureCheck product group as asset held for sale as of September 30, 2019, as presented in the following table:

(in thousands)	September 30, 2019
Accounts receivable - net	$282
Intangible assets	2,118
Inventories - net	950
Total assets	$3,350

Deferred revenue	$393
Other liabilities	118
Total liabilities	$511

The SureCheck product group assets were sold on October 30, 2019 (see Note 16, Subsequent Events).

Note 5 — Leases

Adoption

Effective January 1, 2019, the Company adopted the new lease accounting standard, ASC 842, Leases, using the modified retrospective method of applying the new standard at the adoption date. In addition, the Company elected to apply the package of practical expedients permitted under the transition guidance within the new standard. This allowed the Company to carry forward historical lease classification. Adoption of the standard resulted in the recording of lease right-of-use (ROU) assets and corresponding lease liabilities of approximately $4.0 million. The Company's financial position for reporting periods beginning on or after January 1, 2019 are presented under the new guidance, while prior periods amounts are not adjusted and continue to be reported in accordance with previous guidance.

A significant portion of our operating and finance lease portfolio includes corporate offices, research and development, information technology (IT) equipment, and automobiles. The majority of our leases have remaining lease terms of 1 year to 5 years. The Company's finance leases were considered insignificant to the unaudited interim financial statements. Substantially all lease expense is presented within selling, general and administrative in the consolidated statements of operations.

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Total lease expense	$424	$579	$1,272	$1,359

Supplemental cash flow information related to leases for the third quarter is as follows:

(in thousands)	Three months ended September 30, 2019	Nine months ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from leases	$433	$1,548

Supplemental balance sheet information related to leases for the third quarter is as follows:

(in thousands)	September 30, 2019
Operating and finance leases
Total lease right-of-use assets	$2,999
Total lease liabilities - current portion	1,182
Total lease liabilities - net of current portion	1,866
Total lease liabilities	$3,048
Weighted-average remaining lease term
Operating and finance leases	3.2 years
Weighted-average discount rate
Operating and finance leases	4%

Future minimum lease payments are as follows:

(in thousands)	Operating and finance Leases
2019, remaining	$401
2020	1,034
2021	762
2022	582
2023	578
Thereafter	75
Total lease payments	3,432
Less: interest	(384)
Total	$3,048

Note 6 — Accounts Receivable, Net

The Company’s accounts receivable, net, consists of (in thousands):

	September 30, 2019	December 31, 2018
Government reporting segment:
Billed	$10,221	$9,100
Advanced billings	(751)	(563)
	9,470	8,537

Restaurant/Retail reporting segment:	19,093	17,682
Accounts receivable - net	$28,563	$26,219

At September 30, 2019 and December 31, 2018, the Company recorded allowances for doubtful accounts of $2.0 million and $1.3 million, respectively, against accounts receivable for the Restaurant/Retail reporting segment.

Note 7 — Inventories

Inventories are primarily used in the manufacture, maintenance and service of products within the Restaurant/Retail reporting segment.  The components of inventories, net, consist of the following (in thousands):

	September 30, 2019	December 31, 2018
Finished goods	$5,198	$12,472
Work in process	66	67
Component parts	8,410	4,716
Service parts	5,407	5,482
	$19,081	$22,737

At September 30, 2019 and December 31, 2018, the Company recorded inventory reserves of $10.6 million and $9.8 million, respectively, against inventories used in the Restaurant/Retail reporting segment, which relate primarily to service parts.

Note 8 — Identifiable Intangible Assets and Goodwill

Identifiable intangible assets represent intangible assets acquired by the Company in connection with its acquisitions of Brink Software Inc. in 2014 ("Brink Acquisition"), the 3M Transaction, and software development costs.  The Company capitalizes certain software development costs for software used in its Restaurant/Retail reporting segment. Software development costs incurred prior to establishing technological feasibility are charged to operations and included in research and development costs.  The technological feasibility of a software product is established when the Company has completed all planning, designing, coding, and testing activities that are necessary to establish that the software product meets its design specifications, including functionality, features, and technical performance requirements. Software development costs incurred after establishing technological feasibility for software sold as a perpetual license, as defined within ASC 985-20, Software – Costs of Software to be sold, Leased, or Marketed, are capitalized and amortized on a product-by-product basis when the software product is available for general release to customers. Included in "Acquired and internally developed software costs" in the table below is approximately $3.8 million and $3.0 million of costs related to software products that have not satisfied the general release threshold as of September 30, 2019 and December 31, 2018, respectively. These software products are expected to satisfy the general release threshold within the next 12 months. Software development costs are also capitalized in accordance with ASC 350-40, “Intangibles - Goodwill and Other - Internal - Use Software,” and are amortized over the expected benefit period, which generally ranges from three to five years. Software development costs capitalized during the three and nine months ended September 30, 2019 were $0.7 million and $2.3 million, respectively.  Software development costs capitalized during the three and nine months ended September 30, 2018 were $1.0 million and $3.1 million, respectively.

Annual amortization, charged to cost of sales is computed using the straight-line method over the remaining estimated economic life of the product, generally three to five years. Amortization of capitalized software development costs from continuing operations for the three and nine months ended September 30, 2019 were $0.5 million and $1.5 million, respectively.  Amortization of capitalized software development costs from continuing operations for the three and nine months ended September 30, 2018 were $0.9 million and $2.6 million, respectively.

Amortization of intangible assets acquired in the Brink Acquisition amounted to $0.2 million and $0.7 million, respectively, for each of the three and nine month periods ended September 30, 2019 and 2018. Certain intangible assets were acquired on September 30, 2019 in connection with the 3M acquisition, and as a result no amortization expense was taken on these intangibles for the period ended September 30, 2019.

The components of identifiable intangible assets are (in thousands):

	September 30, 2019	December 31, 2018	Estimated Useful Life
Acquired and internally developed software costs	$15,103	$18,972	3 - 5 years
Customer relationships	3,760	160	7 years
Non-competition agreements	30	30	1 year
	18,893	19,162
Less accumulated amortization	(9,755)	(11,708)
	$9,138	$7,454
Internally developed software costs not meeting general release threshold	3,847	3,005
Trademarks, trade names (non-amortizable)	910	400	N/A
	$13,895	$10,859

The expected future amortization of intangible assets, assuming straight-line amortization of capitalized software development costs and acquisition related intangibles, is as follows (in thousands):

2019, remaining	$830
2020	2,889
2021	2,068
2022	1,002
2023	754
Thereafter	1,595
Total	$9,138

The Company tests goodwill for impairment on an annual basis, or more often if events or circumstances indicate that there may be impairment of goodwill.  The Company operates in two reporting segments, Restaurant/Retail and Government.  Goodwill impairment testing is performed at the reporting unit level.  Goodwill is assigned to a specific reporting unit at the date the goodwill is initially recorded.  Once goodwill has been assigned to a specific reporting segment, it no longer retains its association with a particular acquisition, and all of the activities within the reporting unit, whether acquired or organically grown, are available to support the value of the goodwill.  The amount of goodwill carried by the Restaurant/Retail and Government reporting segments was $13.4 million and $11.1 million at September 30, 2019 and December 31, 2018, respectively. The Company recognized additions to goodwill as part of the 3M acquisition as indicated in Note 3. No impairment charges were recorded for the period ended September 30, 2019 and year ended December 31, 2018. Approximately $2.8 million in net software costs were reclassified on the balance sheet to "Asset held for sale" as indicated in Note 4 during the second quarter of 2019.

(in thousands)	Goodwill
December 31, 2018	$11,051
Additions	2,367
September 30, 2019	$13,418

Note 9 — Convertible Senior Notes

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

In accordance with ASC 470-20, the initial measurement of the Notes at fair value resulted in a liability of $62.4 million, as such, the calculated discount resulted in an implied value of the convertible feature recognized in Capital in excess of Par Value of $17.6 million. This resulted in a $0.7 million and $1.3 million increase reflected in interest expense, in the Company's consolidated statements of operations for the three and nine months ended September 30, 2019, respectively. Issuance costs for the transaction amounted to $4.9 million and were allocated to components on a ratable basis as follows; Capital in excess of Par Value, $1.1 million, and Long-term Debt, $3.8 million.

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

In connection with the sale of the Notes, the Company recorded an income tax benefit of $4.1 million as a discrete item for the three and nine months ended September 30, 2019 as a result of the creation of a deferred tax liability associated with the portion of the Notes that was classified within stockholders' equity. While GAAP requires the offset of the deferred tax liability to be recorded in additional paid-in capital, consistent with the equity portion of the Notes, the creation of the deferred tax liability produced evidence of recoverability of deferred tax assets which resulted in the release of a valuation allowance, totaling $4.1 million, reflected as an income tax benefit in the current year.

The following table summarizes information about the equity and liability components of the Notes (in thousands):

September 30, 2019
Principal amount of 2024 Notes outstanding	$80,000
Unamortized discount (including unamortized debt issuance cost)	(19,863)
Total long-term portion of notes payable	$60,137

Equity component of notes	$17,624
Less: Deferred tax liability	(4,065)
Less: Issuance costs	(1,094)
Capital in excess of Par Value	$12,465

Note 10 — Stock Based Compensation

The Company applies the fair value recognition provisions of ASC Topic 718. The Company recorded stock based compensation of $1.0 million and $1.8 million for the three and nine month periods ended September 30, 2019, respectively. The Company recorded stock based compensation of $0.4 million and $0.8 million for the three and nine month periods ended September 30, 2018, respectively. The amount recorded for the three and nine months ended September 30, 2019 was, net of benefits of, $38,000 and $70,000, respectively, as the result of forfeitures of unvested stock awards prior to completion of the requisite service period and/or failure to achieve performance criteria. There were no forfeitures for the three and nine months ended September 30, 2018. At September 30, 2019, the aggregate unrecognized compensation expense related to unvested equity awards was $4.5 million (net of estimated forfeitures), which is expected to be recognized as compensation expense in fiscal years 2019 through 2021.

Note 11 — Net loss per share

Earnings per share are calculated in accordance with ASC Topic 260, which specifies the computation, presentation and disclosure requirements for earnings per share (EPS).  It requires the presentation of basic and diluted EPS.  Basic EPS excludes all dilution and is based upon the weighted average number of shares of common stock outstanding during the period.  Diluted EPS reflects the potential dilution that would occur if convertible securities or other contracts to issue common stock were exercised. For the nine months ended September 30, 2019, there were 590,000 anti-dilutive stock options outstanding compared to zero as of September 30, 2018. The potential effect of the conversion feature with respect to the Notes (See Note 9 - Convertible Senior Notes) was excluded from the diluted net loss per share as of September 30, 2019 as the Company's closing stock price on June 28, 2019 (the last trading day before September 30, 2019) did not exceed the initial conversion price of $28.55 per share. The potential shares from the Notes at the initial conversion rate was approximately 2,801,736 and they were considered anti-dilutive using the if-converted method.

The following is a reconciliation of the weighted average of shares of common stock outstanding for the basic and diluted EPS computations (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net loss	$(5,902)	$(16,704)	$(9,740)	$(17,959)

Basic:
Shares outstanding at beginning of period	16,290	15,993	16,085	15,949
Weighted average shares issued/(repurchased) during the period, net	10	78	1	84
Weighted average common shares, basic	16,300	16,071	16,086	16,033
Net loss per common share, basic	$(0.36)	$(1.04)	$(0.61)	$(1.12)
Diluted:
Weighted average common shares, basic	16,300	16,071	16,086	16,033
Dilutive impact of stock options and restricted stock awards	—	—	—	—
Weighted average common shares, diluted	16,300	16,071	16,086	16,033
Net loss per common share, diluted	$(0.36)	$(1.04)	$(0.61)	$(1.12)

Note 12 — Contingencies

The Company is subject to legal proceedings, which arise in the ordinary course of business. Additionally, U.S. Government contract costs are subject to periodic audit and adjustment. In 2016, the Company's Audit Committee commenced an internal investigation into conduct at the Company's China and Singapore offices and voluntarily notified the SEC and the U.S. Department of Justice ("DOJ") of the internal investigation. On May 1, 2017 the Company received a subpoena from the SEC for documents relating to the internal investigation. Following the conclusion of the Audit Committee's internal investigation, the Company voluntarily reported the relevant findings of the investigation to the China and Singapore authorities. During the three and nine months ended September 30, 2019, the Company recorded $0.1 million and $0.4 million of expenses relating to the internal investigation, including expenses of outside legal counsel and forensic accountants, compared to $0.3 million and $0.9 million for the three and nine months ended September 30, 2018.

In early April 2019, the SEC notified the Company that based on current information, it did not intend to recommend an enforcement action against the Company; shortly, thereafter, the DOJ advised that it did not intend to separately proceed; the Company is cooperating with the China and Singapore authorities. The Company is currently not able to predict what actions these authorities might take, or what the likely outcome of any such actions might be, or estimate the range of reasonably possible fines or penalties, which may be material. The China and Singapore authorities have a broad range of civil and criminal sanctions, and the imposition of fines or penalties could have a material adverse effect on the Company’s business, prospects, reputation, financial condition, results of operations or cash flows.

Note 13 — Segment and Related Information

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

Information noted as “Other” primarily relates to the Company’s corporate, home office operations.

Information as to the Company’s reporting segments is set forth below (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Restaurant/Retail	$29,841	$28,926	$87,663	$103,273
Government	15,539	17,436	46,646	51,321
Total	$45,380	$46,362	$134,309	$154,594

Operating loss:
Restaurant/Retail	$(4,432)	$(3,836)	$(12,029)	$(7,244)
Government	809	1,854	3,690	5,132
Other	(368)	(680)	(1,206)	(1,536)
	(3,991)	(2,662)	(9,545)	(3,648)
Other (expense) income, net	(401)	455	(1,205)	120
Interest expense, net	(1,588)	(142)	(2,978)	(261)
Loss before provision for income taxes	$(5,980)	$(2,349)	$(13,728)	$(3,789)

Depreciation, amortization and accretion:
Restaurant/Retail	$824	$1,215	$2,893	$3,014
Government	17	6	54	17
Other	1,031	157	2,046	460
Total	$1,872	$1,378	$4,993	$3,491

Capital expenditures including software costs:
Restaurant/Retail	$838	$1,098	$2,679	$3,363
Government	—	67	176	104
Other	480	1,067	1,780	2,600
Total	$1,318	$2,232	$4,635	$6,067

Revenues by country:
United States	$44,380	$43,183	$127,962	$144,706
Other Countries	1,000	3,179	6,347	9,888
Total	$45,380	$46,362	$134,309	$154,594

The following table represents identifiable assets by reporting segment (in thousands).

	September 30, 2019	December 31, 2018
Restaurant/Retail	$79,585	$68,004
Government	12,866	9,867
Other	60,118	16,810
Total	$152,569	$94,681

The following table represents assets by country based on the location of the assets (in thousands).

	September 30, 2019	December 31, 2018
United States	$143,021	$84,652
Other Countries	9,548	10,029
Total	$152,569	$94,681

The following table represents goodwill by reporting unit (in thousands).

	September 30, 2019	December 31, 2018
Restaurant/Retail	$12,682	$10,315
Government	736	736
Total	$13,418	$11,051

Customers comprising 10% or more of the Company’s total revenues are summarized as follows:

	Three months ended September 30, 2019		Nine Months Ended September 30,
	2019	2018	2019	2018
Restaurant/Retail reporting segment:
McDonald’s Corporation	10%	15%	10%	20%
Yum! Brands, Inc.	14%	13%	14%	11%
Government reporting segment:
U.S. Department of Defense	34%	38%	35%	33%
All Others	42%	34%	41%	36%
	100%	100%	100%	100%

No other customer within All Others represented 10% of more of the Company’s total revenue for the three and nine months ended September 30, 2019 and 2018.

Note 14 — Fair Value of Financial Instruments

The Company’s financial instruments have been recorded at fair value using available market information and valuation techniques.  The fair value hierarchy is based upon three levels of input, which are:

Level 1 — quoted prices in active markets for identical assets or liabilities (observable)
Level 2 — inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in inactive markets, or other inputs that are observable market data for essentially the full term of the asset or liability (observable)
Level 3 — unobservable inputs that are supported by little or no market activity, but are significant to determining the fair value of the asset or liability (unobservable)

The Company’s financial instruments primarily consist of cash and cash equivalents, trade receivables, trade payables, debt instruments and deferred compensation assets and liabilities. The carrying amounts of cash and cash equivalents, trade receivables and trade payables as of September 30, 2019 and December 31, 2018 were considered representative of their fair values.  The estimated fair value of the Company’s line of credit on December 31, 2018 was based on variable and fixed interest rates on such respective dates and approximates their respective carrying values at September 30, 2019 and December 31, 2018. The estimated fair value of the Notes was $88.6 million at September 30, 2019.

The deferred compensation assets and liabilities primarily relate to the Company’s deferred compensation plan, which allows for pre-tax salary deferrals for certain key employees. Changes in the fair value of the deferred compensation liabilities are derived using quoted prices in active markets of the asset selections made by the participants. The deferred compensation liabilities are classified within Level 2, the fair value classification as defined under FASB ASC 820, Fair Value Measurements, because their inputs are derived principally from observable market data by correlation to the hypothetical investments. The Company holds insurance investments to partially offset the Company’s liabilities under its deferred compensation plan, which are recorded at fair value each period using the cash surrender value of the insurance investments.

The amounts owed to employees participating in the deferred compensation plan at September 30, 2019 was $3.2 million compared to $3.4 million at December 31, 2018 and is included in other long-term liabilities on the balance sheets.

Under the stock purchase agreement governing the Brink Acquisition, in the event certain defined revenues were determined to have been achieved in 2015, 2016, 2017 and 2018 ("contingent consideration period"), the Company would be obligated to pay additional purchase price consideration ("Brink Earn Out"). The fair value of the Brink Earn Out was estimated using a discounted cash flow method, with significant inputs not observable in the market and thus represent a Level 3 fair value measurement as defined in ASC 820, Fair Value Measurements and Disclosures. The significant inputs in the Level 3 measurement not supported by market activity included the Company’s probability assessments of expected future cash flows related to the Brink Acquisition during the contingent consideration period, appropriately discounted considering the uncertainties associated with the Brink Earn Out obligation.  Any change in the fair value adjustment was recorded in the earnings of that contingent consideration period. For the $2.6 million of Brink Earn Out targets achieved during the 2018 contingent consideration period, the Company paid the amount in full in March 2019.

The following table presents a summary of changes in fair value of the Company’s Level 3 assets and liabilities that are measured at fair value on a recurring basis, and are recorded as a component of other long-term liabilities on the consolidated balance sheet (in thousands):

Level 3 Inputs
Liabilities
Balance at December 31, 2018	$2,550
New level 3 liability	—
Total gains (losses) reported in earnings	—
Settlement of Level 3 liabilities	(2,550)
Balance at September 30, 2019	$—

Note 15 — Related Party Transactions

The Company leased its corporate wellness facility to related parties at a rate of $9,775 per month during the period of the three and nine months ended September 30, 2018. The Company received complimentary memberships to this facility which were provided to local employees. Expenses incurred by the Company relating to the facility amounted to $0 and $74,000 during the nine months ended September 30, 2019 and 2018, respectively. The Company incurred no expenses relating to the facility during the three months ended September 30, 2019 and 2018, respectively. The Company did not recognize any rental income from the related party during the three and nine months ended September 30, 2019 and recognized $0 and $39,100 for the three and nine months ended September 30, 2018, respectively. Additionally, the Company did not have any rent receivable from the related party for the periods ended September 30, 2019 or year ended December 31, 2018. This arrangement between the Company and the related party terminated on April 30, 2018.

Note 16 — Subsequent Events

On October 30, 2019, ParTech, Inc. completed the previously disclosed sale of substantially all of the assets of its SureCheck product group to Procurant USA LLC. (see Note 4. Asset Held for Sale).

On November 7, 2019, 2019, the Company and ParTech, Inc., entered into an interest purchase agreement (the “Purchase Agreement”) with The Drew D. Peloubet Family Trust DTD 6/29/09, Steven A. Roberts, Gary Saling, and PJCDSG, Inc., a Florida corporation (collectively, as Sellers), and Drew D. Peloubet with respect to certain representations, warranties and covenants. Pursuant to the terms of the Purchase Agreement, through ParTech, the Company’s wholly-owned subsidiary, the Company will acquire 100% of the limited liability company interests of AccSys LLC, a Delaware limited liability company. The transaction, which was unanimously approved by the Board of Directors of the Company, is expected to close during the fourth quarter of 2019.

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

Forward-Looking Statements

This Quarterly Report contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), Section 27A of the Securities Act of 1933, as amended ("Securities Act"), and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not historical in nature, but rather are predictive of our future operations, financial condition, business strategies and prospects. Forward-looking statements are generally identified by words such as “anticipate”, “believe,” “belief,” “continue,” “could”, “expect,” “estimate,” “intend,” “may,” “opportunity,” “plan,” “should,” “will,” “would,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those expressed in, or implied by, the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 and our other filings with the Securities and Exchange Commission. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise, except as may be required under applicable securities law.

Overview

Our Restaurant/Retail reporting segment provides point-of-sale (“POS”) and management technology solutions; and our Government reporting segment provides intelligence, surveillance, and reconnaissance ("ISR") solutions and mission systems support.

We are a leading provider of POS technology solutions to restaurants and retail outlets. Our Brink line of business("Brink"), including our Brink POS software solution, inclusive of related hardware, installation and technical support and other customer services, is our primary focus and driver of growth in the Restaurant/Retail reporting segment. In the third-quarter of 2019, we continued our trend of identifying and capitalizing on strategic opportunities as we drive growth and expansion of our presence as a cloud-based, software solutions leader. In September 2019, we acquired assets of 3M Company's Drive-Thru Communications Systems business, including its headset systems, providing us with additional business and strategic opportunities.

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

Results of Operations —

Three months ended September 30, 2019 Compared to Three months ended September 30, 2018

We reported revenues of $45.4 million for the quarter ended September 30, 2019, a decrease of 2.2% from $46.4 million reported for the quarter ended September 30, 2018.  Our net loss from continuing operations was $5.9 million or $0.36 per diluted share for the third quarter of 2019 versus net loss of $16.7 million or $1.04 per diluted share for the same period in 2018. The results for the three months ended September 30, 2018, included a one-time valuation allowance of $14.9 million to reduce the carrying value of our deferred tax assets.

Operating segment revenues for the quarter ended September 30, 2019 were $29.8 million for Restaurant/Retail reporting segment, an increase of 3.1% from $28.9 million reported for the quarter ended September 30, 2018 and $15.5 million for the Government reporting segment, a decrease of 10.9% from $17.4 million reported for the quarter ended September 30, 2018. Restaurant/Retail reporting segment revenue for the quarter ended September 30, 2019 by business line consisted of $17.8 million for our line of business comprised of non-Brink customers, primarily focused on hardware and respective services ("CORE"), $10.9 million for Brink, and $0.7 million for SureCheck, compared to revenue for the quarter ended September 30, 2018 by business line of $20.7 million for CORE, $6.4 million for Brink, and $1.4 million for SureCheck. Government revenue for the quarter ended September 30, 2019 by business line consisted of $7.1 million for ISR, $8.4 million for Mission Systems, and $0.0 million for Product Sales, compared to revenue for the quarter end September 30, 2018 by business line of $8.8 million for ISR, $8.3 million for Mission Systems, and $0.3 million for sale of materials for contracts.

Product revenues were $15.9 million for the quarter ended September 30, 2019, an increase of 2.6% from $15.5 million recorded for the same period in 2018, primarily driven by increased hardware attachment with Brink installations partially offset by decrease in CORE hardware . Product revenue related to Brink was $5.1 million, an increase of 105% from $2.5 million for the same period in 2018.

Service revenues were $13.9 million for the quarter ended September 30, 2019, an increase of 3.4% from $13.5 million reported for the same period in 2018, primarily due to growth in SaaS partially offset by decrease in CORE service revenue. Brink service revenue includes SaaS revenue of $3.4 million, an increase of 32% from $2.6 million for the same period in 2018.

Contract revenues were $15.5 million for the quarter ended September 30, 2019, a decrease of 10.9% from $17.4 million reported for the same period in 2018.  The decrease is primarily driven by a reduction in ISR solutions due to contract funding contraction and timing delays with deliveries transitioning into Q4 2019.

Product margins for the quarter ended September 30, 2019 were 22.9%, compared to 21.9% for the same period in 2018 primarily due to favorable product mix shift.

Service margins for the quarter ended September 30, 2019 were 33.7%, compared to 23.9% recorded for the same period in 2018 primarily due to improved margins in SaaS and hardware services.

Contract margins for the quarter ended September 30, 2019 were 5.8%, compared to 11.0% for the same period in 2018 due primarily to lower margin in ISR solutions and unfavorable contract mix within Mission Systems.

Selling, general and administrative (SG&A) expenses increased to $9.5 million for the quarter ended September 30, 2019 from $8.0 million for the same period in 2018, an increase of 18.8%. The Company increased investment in Brink sales and marketing $0.7 million in addition to increase in equity compensation.  SG&A expenses associated with the internal investigation for the quarter ended September 30, 2019 were $0.1 million as compared to $0.3 million for the quarter ended September 30, 2018.

Research and development (R&D) expenses were $3.4 million for the quarter ended September 30, 2019, an increase of 0.4 million from $3.0 million for the same period in 2018 driven by $0.5 million increase in Brink software development investment.

For each of the quarters ended September 30, 2019 and September 30, 2018, we recorded $241,000 of amortization expense associated with identifiable intangible assets acquired in the Brink Acquisition.

Other expense, net, was $401,000 for the quarter ended September 30, 2019, compared to other income, net, of $455,000 for the same period in 2018.  Other expense, net, primarily includes, fair market value fluctuations of our deferred compensation plan, rental income, and foreign currency fair value adjustments.

Interest expense, net, of $1.6 million for the quarter ended September 30, 2019 compared to $142,000 for the quarter ended September 30, 2018. The increase reflects interest related to the the April 2019 sale of the Notes which also includes $0.7 million of accretion of debt discount for the three months ended September 30, 2019.

Nine months ended September 30, 2019 Compared to Nine months ended September 30, 2018

We reported revenues of $134.3 million for the nine months ended September 30, 2019, a decrease of 13.1% from $154.6 million reported for the nine months ended September 30, 2018.  Our net loss from continuing operations was $9.7 million or $0.61 per diluted share for the nine months ended September 30, 2019 versus net loss of  $18.0 million or $1.12 per diluted share for the same period in 2018. The results for the nine months ended September 30, 2019, included a tax benefit of $4.0 million related to a reduction of the deferred tax valuation allowance that arose due to the recording of a deferred tax liability created as a result of the accounting for the sale of the Notes. The current period tax benefit was recorded to deferred tax asset to properly offset the deferred tax liability created when accounting for the equity component of the bifurcated Notes. The results for the nine months ended September 30, 2018, included a one-time valuation allowance of $14.9 million to reduce the carrying value of our deferred tax assets.

Operating segment revenues for the nine months ended September 30, 2019 were $87.7 million for Restaurant/Retail reporting segment, a decrease of 15.1% from $103.3 million reported for the nine months ended September 30, 2018, and $46.6 million for the Government reporting segment, a decrease of 9.2% from $51.3 million reported for the nine months ended September 30, 2018. Restaurant/Retail revenue for the nine months ended September 30, 2019 by business line consisted of $53.7 million for CORE, $29.7 million for Brink, and $3.1 million for SureCheck, compared to revenue for the nine months ended September 30, 2018 by business line of $78.9 million for CORE, $18.3 million for Brink, and $4.6 million for SureCheck. Government revenue for the nine months ended September 30, 2019 by business line consisted of $20.6 million for ISR, $25.1 million for Mission Systems, and $0.9 million for Product Sales, compared to revenue for the nine months ended September 30, 2018 by business line of $25.0 million for ISR, $25.3 million for Mission Systems, and $1.0 million for sale of materials for contracts.

Product revenues were $46.1 million for the nine months ended September 30, 2019, an decrease of 26.3% from $62.7 million recorded for the same period in 2018, primarily due to reduced major hardware project activity at a tier 1 CORE partially offset by increased Brink hardware attachment. Product revenue related to Brink was $13.8 million, an increase of 80% from $7.7 million for the same period in 2018.

Service revenues were $41.5 million for the nine months ended September 30, 2019, an increase of 2.2% from $40.6 million reported for the same period in 2018, primarily due to growth in SaaS partially offset by decrease in CORE service revenue. Brink service revenue includes SaaS revenue of $9.7 million, an increase of 42% from $6.8 million for the same period in 2018.

Contract revenues were $46.6 million for the nine months ended September 30, 2019, a decrease of 9.2% from $51.3 million reported for the same period in 2018.  The decrease is primarily driven by a reduction in ISR solutions due to contract funding and ceiling limitations largely attributable to ISR program that is currently undergoing an organizational funding transition.

Product margins for the nine months ended September 30, 2019 were 24.3%, compared to 25.2% for the same period in 2018. Product margins for the nine months ended September 30, 2019 included a $0.6 million reserve for SureCheck inventory related to the expected sale which resulted in a 1.3% negative impact on margins.

Service margins for the nine months ended September 30, 2019 were 29.8%, compared to 26.1% recorded for the same period in 2018. Service margins for the nine months ended September 30, 2019 included a $0.8 million charge of SureCheck intangible assets related to the expected sale; excluding this one time charge, service margins would have been 31.7% reflecting increase concentration in Brink SaaS revenues and improved hardware service margins.

Contract margins for the nine months ended September 30, 2019 were 8.5%, consistent with the 10.4% for the same period in 2018 primarily driven by contract mix within Mission Systems.

Selling, general and administrative (SG&A) expenses increased to $27.2 million for the nine months ended September 30, 2019 from $25.6 million for the same period in 2018, an increase of 6.3%. The increase is due to additional investment in Brink sales and marketing of $1.8 million, increased equity compensation, offset by savings in other departments.  SG&A expenses associated with the internal investigation for the nine months ended September 30, 2019 were $0.4 million as compared to $0.9 million for the nine months ended September 30, 2018.

Research and development (R&D) expenses were $9.2 million for the nine months ended September 30, 2019, an increase of 1.1% from $9.1 million for the nine months ended September 30, 2018. A $1.3 million increase in Brink software development investment was offset by savings in other areas.

For each of the the nine months ended September 30, 2019 and September 30, 2018, we recorded $724,000 of amortization expense associated with identifiable intangible assets acquired in the Brink Acquisition.

Other expense, net, was $1.2 million for the nine months ended September 30, 2019, compared to other income, net, of $120,000 for the same period in 2018. Other expense, net, primarily includes, fair market value fluctuations of our deferred compensation plan, rental income, and foreign currency fair value adjustments. For the nine months ended September 30, 2019 the Company recorded an extra $0.2 million expense relative to the final payment of the Brink Acquisition and a $0.6 million increase in facilities expense driven by reduced rental income compared to the nine months ended September 30, 2018 when the Company had Other Income of $0.4 million related to reduction in valuation of Brink acquisition earn out.

Interest expense, net, of $3.0 million for the nine months ended September 30, 2019 compared to $261,000 for the nine months ended September 30, 2018. The increase reflects interest related to the the April 2019 sale of the Notes which also includes $1.3 million of accretion of debt discount for the nine months ended September 30, 2019.

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

Cash used in operating activities was $9.6 million for the nine months ended September 30, 2019, compared to $2.0 million cash used by operations for the same period in 2018. The variance is driven by an increase in before tax losses.

Cash used in investing activities was $11.6 million for the nine months ended September 30, 2019 versus $4.9 million for the nine months ended September 30, 2018.  On September 30, 2019, the Company acquired the assets of 3M's Drive-Thru Communications Systems business for $7.0 million in cash to broaden the Company's restaurant technology portfolio. Additional investing activities during the nine months ended September 30, 2019 included capital expenditures of $2.4 million primarily related to the implementation of our enterprise resource planning system and $2.3 million in costs associated with investments in our Restaurant/Retail reporting segment software platforms compared to $3.0 million and $3.1 million, respectively for the nine months ended September 30, 2018.

Cash provided by financing activities was $65.0 million for the nine months ended September 30, 2019 versus cash provided by financing activities of $6.6 million for the nine months ended September 30, 2018.  The increase was primarily driven by the proceeds of the Notes net of issuance costs and repayment in full of all amounts outstanding under the Credit Agreement partially offset by the final payment related to the conclusion of the Brink Acquisition.

We expect our available cash and cash equivalents will be sufficient to meet our operating needs for the next 12 months. Our actual cash needs will depend on many factors, including our rate of revenue growth, including growth of our SaaS revenues, the timing and extent of spending to support our product development efforts, the timing of introductions of new products and enhancements to existing products, market acceptance of our products, and potential fines and penalties that may be imposed by the China and/or Singapore authorities that are not currently estimable, but could be material.

Critical Accounting Policies and Estimates

Our unaudited interim consolidated financial statements are based on the application of U.S. generally accepted accounting principles (“GAAP”).  GAAP requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported.  We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently applied.  Valuations based on estimates are reviewed for reasonableness and adequacy on a consistent basis.  Primary areas where financial information is subject to the use of estimates, assumptions and the application of judgment include revenue recognition, accounts receivable, inventories, accounting for business combinations, contingent consideration, equity compensation, the recognition of right-to-use assets and liabilities, goodwill and intangible assets, the measurement of liabilities and equity recognized for outstanding convertible notes and taxes.  Our critical accounting policies have not changed materially from the discussion of those policies included under “Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2018 except as it relates to leases as a result of the adoption of ASC 842 as discussed in Note 5 - Leases, to the unaudited interim consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date, based on historical experience, current conditions, and reasonable and supportable forecasts. In addition, ASU 2016-13 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The amendment is effective for the Company beginning with its fiscal year ending December 31, 2020, however early application is permitted for reporting periods beginning after December 15, 2018. The Company is in the process of evaluating the impact of this standard.

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

In August 2018, the FASB issued ASU 2018-13, “Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement.” ASU 2018-13 modifies the fair value measurements disclosures with the primary focus to improve effectiveness of disclosures in the notes to the financial statements that is most important to the users. The new guidance modifies the required disclosures related to the valuation techniques and inputs used, uncertainty in measurement, and changes in measurements applied. ASU 2018-13 will be effective for the Company for its fiscal year beginning after December 15, 2019 and each quarterly period thereafter. Early adoption is permitted. The Company is currently assessing the impact this new guidance may have on the Company’s consolidated financial statements and footnote disclosures.

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

Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-02, "Leases (Topic 842)", impacting the accounting for leases intending to increase transparency and comparability of organizations by requiring balance sheet presentation of leased assets and increased financial statement disclosure of leasing arrangements. The revised standard requires entities to recognize a liability for its lease obligations and a corresponding asset representing the right to use the underlying asset over the lease term. Lease obligations are measured at the present value of lease payments and accounted for using the effective interest method. The accounting for the leased asset differ slightly depending on whether the agreement is deemed to be a financing or operating lease. For finance leases, the leased asset is depreciated on a straight-line basis and recorded separately from the interest expense in the income statement resulting in higher expense in the earlier part of the lease term. For operating leases, the depreciation and interest expense components are combined, recognized evenly over the term of the lease, and presented as a reduction to operating income. The ASU requires that assets and liabilities be presented or disclosed separately and classified appropriately as current and noncurrent. The ASU further requires additional disclosure of certain qualitative and quantitative information related to lease agreements. The new standard was effective for the Company beginning January 1, 2019 (see Note 5 - Leases, to the unaudited interim consolidated financial statements).

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not Required.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of September 30, 2019. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2019.

Changes in Internal Controls Over Financial Reporting.

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1.	Legal Proceedings

The information in Note 12 – Contingencies, to the unaudited interim consolidated financial statements, is responsive to this Item and is incorporated by reference herein.

Item 1A.	Risk Factors

In addition to the Risk Factors discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 and our other filings with the SEC, consideration should be given to the following:

We are subject to risks presented by our recent acquisition of the drive-thru communications systems business, which - if realized - could negatively affect our business and operating results. On September 30, 2019, through our wholly-owned subsidiary, ParTech, Inc., we acquired assets of 3M Company’s Drive-Thru Communications Systems business. Risks associated with this acquisition that, if realized, could adversely affect our business, financial condition and results of operations include costs, timing and complexity of integration, our inability to realize or maximize anticipated financial and strategic positions, unanticipated costs and prevailing economic conditions, including fluctuations in supply of, demand for, and pricing of, our drive-thru communication systems products.

Item 2.	Unregistered Sales of Equity Securities and Use Of Proceeds

Under our equity incentive plan, employees may elect to have us withhold shares to satisfy minimum statutory federal, state and local tax withholding obligations arising from the vesting of their restricted stock. When we withhold these shares, we are required to remit to the appropriate taxing authorities the market price of the shares withheld, which could be deemed a purchase of shares by us on the date of withholding. For the nine months ended September 30, 2019, 45,126 shares were purchased at an average price of $24.65 per share.

Item 6.	Exhibits

Exhibit Number		Incorporated by reference into this Quarterly Report on Form 10-Q		Date Filed or Furnished
	Exhibit Description	Form	Exhibit No.

2.1	Bill of Sale, dated September 4, 2019, by and amoung 3M Company and the Selling subisidaries and ParTech, Inc.	8-K	2.1	9/30/2019

10.1††	Amended and Restated PAR Technology Corporation 2015 Equity Incentive Plan	S-8 (File No. 333-232589)	99.1	7/9/2019

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended			Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended			Filed herewith

32.1	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350			Furnished herewith

32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350			Furnished herewith

101.INS	XBRL Instance Document			Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document			Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document			Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document			Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document			Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document			Filed herewith
†† Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAR TECHNOLOGY CORPORATION
(Registrant)

Date:	11/8/2019	/s/ Bryan A. Menar
Bryan A. Menar
Chief Financial Officer
(Principal Financial and Accounting Officer)