Form 10-K
period 2019-12-31
PAR TECHNOLOGY CORP
filed 2020-03-16
CIK 708821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549
FORM 10-K
☑           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2019
OR
☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From __________ to __________
Commission File Number 1-09720
PAR TECHNOLOGY CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	16-1434688
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

PAR Technology Park 8383 Seneca Turnpike New Hartford, New York	13413-4991
(Address of principal executive offices)	(Zip Code)
(315) 738-0600
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, $.02 par value	PAR	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T §232.405 of the Chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” , and "emerging growth company" in Rule 12b-2 of the Exchange Act.:

Large Accelerated Filer ☐
Accelerated Filer ☑
Non Accelerated Filer ☐
Smaller reporting company ☑
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐   No ☑
The aggregate market value of the registrant’s voting common stock held by non-affiliates (computed by reference to the price at which the common stock was last sold) was $373,237,519 on June 30, 2019.
There were 18,275,044 shares of common stock outstanding as of March 11, 2020.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2020 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K.

PAR Technology Corporation
Form 10-K
For the Fiscal Year Ended December 31, 2019

Forward Looking Statements
This Annual Report on Form 10-K (“Annual Report”) contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), Section 27A of the Securities Act of 1933, as amended ("Securities Act"), and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not historical in nature, but rather are predictive of our future operations, financial condition, business strategies and prospects. Forward-looking statements are generally identified by words such as “anticipate,” “believe,” “belief,” “continue,” “could,” “expect,” “estimate,” “intend,” “may,” “opportunity,” “plan,” “should,” “will,” “would,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those expressed in, or implied by, the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Annual Report, including in “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise, except as may be required under applicable securities law.
PART I

Item 1:	Business.
PAR Technology Corporation was incorporated as a Delaware corporation in 1992. Through its wholly-owned subsidiaries, ParTech, Inc. and PAR Government Systems Corporation, PAR operates in two distinct reporting segments: Restaurant/Retail and Government. Our Restaurant/Retail segment provides point-of-sale (“POS”) hardware, software and integrated technical solutions to the restaurant and retail industries. Our Government segment provides intelligence, surveillance, and reconnaissance solutions and mission systems support to the United States (“U.S.”) Department of Defense and other Federal agencies.
In this Annual Report, the terms “PAR,” “the Company,” “we,” “us,” and “our” refer to PAR Technology Corporation and its consolidated subsidiaries, unless the context indicates otherwise.
“PAR,” “Brink POS,” “PixelPoint,” “PAR EverServ,” "Restaurant Magic," "Data Central" and other trademarks of the Company’s appearing in this Annual Report belong to PAR. This Annual Report contains trade names and trademarks of other companies. Our use of such other companies’ trade names or trademarks is not intended to imply any endorsement or sponsorship by these companies of PAR or its products or services

Restaurant/Retail Segment: We are a leading provider of POS solutions to restaurants and retail outlets. Our products and services consist of POS technology solutions, including our cloud, software-as-a-service ("SaaS") Brink POS and on-premise POS PixelPoint solutions; our POS hardware platforms; and our installation, technical, and maintenance support services. We derived approximately 66% of our total consolidated revenues from our Restaurant/Retail segment in the fiscal year ended December 31, 2019, 22% of which we derived from customers of our Brink POS, services and hardware offerings.
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
Products
Point-of-Sale Software. Primarily through Brink POS, we continue to expand our restaurant base and type of customers (tier 1 to tier 4). As of December 31, 2019, Brink POS had an installed base of 9,799 restaurants, compared to a Brink POS installed base of 7,449 restaurants as of December 31, 2018. Brink POS scales for use by single and multi-unit operators, franchisees, and enterprise customers. Brink POS is a leading solution for restaurants, particularly in the quick serve restaurant (“QSR”) and fast casual restaurant categories, with four customers with over 1,000 sites each. A cloud POS platform, Brink POS eliminates the requirement for an in-store back-office server and simplifies software version control and organizational updates. Brink POS offers an open platform through which customers can integrate and take advantage of industry trends and features, including mobile/online ordering, loyalty programs, kitchen video systems, guest surveys, enterprise reporting, AccSys, LLC’s (‘‘Restaurant Magic’’) leading suite of back-office applications, and other features relevant to our customers’ businesses. In the twelve months ended December 31, 2019, total Brink POS offerings represented $41.7 million of revenues in our Restaurant/Retail segment, as compared with $25.2 million in the year ended December 31, 2018.

PixelPoint offers an on-premise integrated software solution that includes a POS software application, a self-service ordering function, back-office management, and an enterprise-level loyalty and gift card information sharing application. The PixelPoint solution is sold globally, primarily to QSR and independent table service restaurants through channel partners.
Back-office SaaS Software. In December 2019 we acquired, through ParTech, Inc., 100% of the limited liability company interests of Restaurant Magic. Restaurant Magic is a leader in back-office subscription software for enterprise restaurants. This acquisition expanded our suite of product offerings in the restaurant technology solutions space. Restaurant Magic’s software leverages business intelligence and automation technologies to decrease food costs, manage labor and improve overall customer service. Its cloud software platform of back-office applications - Data Central - provides restaurant managers with the necessary tools to achieve peak operational and financial efficiency and integrates information from POS, inventory, supply, payroll, and accounting systems to provide a comprehensive view of the restaurant's operations. The Restaurant Magic solution is mobile-friendly, providing browser and tablet level access to store functions.
POS Hardware. Our POS platforms are designed to reliably operate in harsh environments associated with food service. They are durable and highly functioning, scalable, and easily integrated - offering customers competitive performance at a cost-conscious price. The EverServ 600 Series, built with the rugged durability PAR is known for, is a value platform for operators that require fewer features and functions. Its small ergonomic footprint is ideal for installations where space is at a premium, and its solid design is quiet and offers three different performance options to correspond to software application needs. The EverServ 8000 Series, one of the smallest footprints currently available in the market, is designed and developed based on Intel processors; it boasts a modern design and configurability, and is built to endure high customer traffic and transaction volume. The EverServ tablets are designed to minimize bulk and feature extended battery life, outdoor readable screens, a variety of docking and charging stations, the ability to use magnetic credit/debit cards and payment systems, and hand and shoulder straps and holsters to support a variety of uses. Our EverServ Kiosk offers a suite of guest facing kiosk options designed for easy customization to meet our customers' brand requirements, and our Kitchen Display System is a cohesive set of monitors, controllers and bump bars designed for commercial kitchen use, complementing todays open kitchen concepts.
Wireless Communications, Drive-Thru Systems. In September 2019, we acquired, through ParTech, Inc., assets of 3M Company’s Drive-Thru Communications Systems business, including the XT-1 and G5 headset systems and associated intellectual property. With this acquisition, our POS integrated solutions now include a comprehensive offering of wireless headsets for drive-thru order taking. The PAR Drive-Thru Headset G5 and base station are primarily sold to QSRs, and offer state of the art communication and sound quality to our customers. The durable G5 headset provides our customers’ employees with an ergonomic fit and haptics feel technology.
Sale of SureCheck. On October 30, 2019, we sold substantially all of the assets of SureCheck, our food safety and workforce product solution.
Services. We provide a complete portfolio of services to support our customers’ technology requirements before, during and after software and/or hardware deployments, including assistance in selecting software and/or hardware to fulfill customer needs and requirements, application training to in-store staff, and technical training to information systems personnel. We provide installation services, technical support (both call center and on-site), and life-cycle support for our products, including depot repair, through support service agreements, licenses, and/or subscription agreements with our customers.
Installation services are provided by us or authorized third-parties both within and outside of the United States. In North America, depot repair and overnight product exchange services (Advance Exchange) are provided by us from our offices in San Diego, California, Mississauga, Ontario, and our corporate headquarters in New Hartford, New York. 24-hour help desk support is provided by our service centers in New Hartford, New York and, for our back-office software, Tampa, Florida. In the continental U.S., on-site technical support is provided by a third-party field tech service network. Outside of the U.S., call center, on-site technical support and depot repair services are provided by us or authorized third-party providers depending upon a customer's geographic location.
The restaurant market is fragmented and we support businesses of all sizes, from large corporations and their franchisees to single-store operators. We believe our ability to offer the comprehensive services described above to a diverse set of customers differentiates us from our competitors.
Using a suite of software applications, our experienced service professionals provide customers with knowledge-based diagnostic solutions to resolve customer service issues. Our service providers compile information about potential customer or product trends and opportunities, and provide this information to our remote service technicians to assist them in diagnosing, in real-time, issues occurring at customer locations, reducing the need for physical on-site service calls. Our customer relationship management system allows our call center personnel to maintain customer profiles, including customer hardware and software details, service history, and a database of problem-resolutions, to maximize our service resolution effectiveness and customer satisfaction.

We work closely with our customers to identify and address the latest restaurant or retail technology requirements by creating interfaces to the latest innovations in operational equipment, including Europay, MasterCard, and Visa (EMV), digital, and additional solutions located inside and outside of customer premises. PAR provides systems integration expertise to interface specialized components, including but not limited to video monitors, wireless networks, and video surveillance to meet the requirements of its global customers.
Sales, Marketing and Distribution
In the U.S., we market and sell our products through our dedicated sales teams, which directly interface with our tier 1 customers (owner and/or operator of 2,000 or more sites), tier 2 customers (owner and/or operator of 101-1,999 sites), tier 3 customers (owner and/or operator of 2 - 100 sites) and tier 4 customers (owner and/or operator of 1 site). Our international sales teams also market and sell our products and services to tier 1 customers outside of the U.S., as well as local/regional customers, from in-country offices. We also use channel partners to market and sell our products and services both in the U.S. and internationally.
Our products are also offered and sold through sales representatives, who enlist and support many well-regarded value-added resellers serving multi-unit operators, the independent restaurant category, and the non-food service markets such as retail, convenience, amusement parks, movie theaters, cruise lines, spas, and other ticketing and entertainment venues.
PAR has developed and nurtured long-term relationships with several of the largest organizations in the Restaurant/Retail segment, including McDonald’s Corporation and Yum! Brands, Inc. Since 1980, PAR has been an approved provider of restaurant technology systems and related support services to McDonald’s and its franchisees. PAR has been an approved supplier of Yum! Brands, which includes Taco Bell, Kentucky Fried Chicken, and Pizza Hut, since 1983 and is a major supplier of in-store technology systems to concepts within the Yum! Brands portfolio. Other significant restaurant chains that use PAR POS products and related services include the Baskin-Robbins unit of Dunkin’ Brands Group, Inc., Dairy Queen, the Hardee’s and Carl’s Jr. units of CKE Restaurants, Inc., Five Guys, Jack-in-the-Box, and franchisees of these organizations.
Competition
Our software and hardware product offerings face stiff competition in the highly competitive and rapidly evolving restaurant and retail markets. Most of our significant customers have several approved suppliers of software and/or hardware similar to one or more of our products. We compete in these markets directly with product offerings from Oracle Corporation, NCR Corporation, and others. We compete on the basis of product delivery (cloud v. traditional on-premise software applications), existing and planned product design, features and functionality, software application and integration capabilities, quality and reliability, product development capabilities, price, and customer service. Our competitive advantages include our integrated solutions offerings, including our cloud (SaaS delivery model) and on-premise software, ergonomic purpose-built hardware, advanced development capabilities, extensive domain knowledge and expertise, excellent product reliability, a customer-dedicated direct sales force organization, and world class and responsive customer service and support. As relevant technologies evolve and customer demands and expectations increase, so do the competitive pressures in the market, with new companies entering and existing companies expanding their product and service portfolios. We expect competition in the restaurant market to continue to increase, including competition from both cloud and traditional on-premise POS software, back-office software, and hardware providers and other business software and solution providers. With many of our product and service offerings, we face competition from companies who have access to significantly more financial and technical resources than we possess.
Research and Development
Continuous product research, innovation, and product development are an integral part of our business. We continuously evaluate customer needs and new technologies to enable us to develop innovative and relevant products, in addition to creating enhancements to our existing products that improve and/or add to their functionality, performance, operation, and integration capabilities - from leveraging the latest innovations in cloud computing to wireless headsets and other devices to advances in internet performance. Research and development expenses were $13.4 million in 2019 and $12.4 million in 2018. We capitalize certain software costs in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (“ASC”) Topic No. 985 and in accordance with FASB ASC Topic No. 350. See Note 1 - Summary of Significant Accounting Policies, Identifiable intangible assets of the Notes to Consolidated Financial Statements (Part II, Item 8 of this Annual Report) for further discussion.
Manufacturing and Suppliers
We assemble our ES 8000 series internally in the U.S. We source other hardware products and related materials, product assemblies, and components from third parties. Although we purchase most of the materials,  product sub-assemblies and full assemblies from several suppliers, we do rely on sole sources for certain of our assembly components and hardware products. As a result, we periodically review and evaluate potential risks of disruption to our supply chain operations in the event one or more of our suppliers should fail to perform.
Government Segment: PAR’s Government segment provides technical expertise in contract development of advanced systems and software solutions for the U.S. Department of Defense (“DoD”) and Federal agencies, as well as satellite, communication and IT mission systems support at a number of U.S. Government facilities both in the U.S. and worldwide. It is focused on two principal offerings - Intel Solutions and Mission Systems.
Intel Solutions
Intelligence, Surveillance, and Reconnaissance (“ISR”). We provide a variety of geospatial intelligence and situational awareness solutions for mobile and data center offerings. Our substantive, in-depth expertise in these domains enables us to provide our government customers and large systems integrators with key technologies to support a variety of applications ranging from strategic enterprise systems to tactical in-the-field dismounted users. Additionally, we have developed a number of solutions relative to these advanced technologies and we provide integration and training support with respect to these solutions. ISR provides systems engineering support and software-based solutions to DoD research and development laboratories and operational commands. Our internal expertise ranges from theoretical and experimental studies to development and fielding of operational capabilities. Our employees are:

•	experienced developers and subject-matter experts in DoD Full Motion Video;

•	developers of geospatial and imagery data management, visualization, and exploitation solutions;

•	leading the development of technologies to train and test artificial intelligence systems;

•	designers of mobile computing applications for Android, iOS, and Windows;

•	architects of solutions for privacy, compliance and governance for sensitive customer data; and

•	developers of geospatial information system solutions.
We are actively engaged in the development of mobility applications that support the needs of mobile teams with real-time situation awareness and distributed communications. ISR has a strong legacy in the advanced research, development, and productization of geospatial information assurance technology involving steganography, steg analysis, digital watermarking, and digital media forensics. These enabling technologies have been used to provide increased protection and security of geospatial data. ISR also provides scientific and technical support to the U.S. intelligence community.
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
Mission Systems
Satellite & Telecommunications Support. We provide a wide range of technical and support services to sustain mission critical components of the Department of Defense Information Network (“DoDIN”). These services include continuous 24/7/365 satellite and teleport facility operations and maintenance, engineering and installation services including Inside and Outside Plant (ISP/OSP) services, and maintenance of infrastructure and information systems for very low frequency (VLF), high frequency (HF), and very high frequency (VHF) ground-based radio transmitter/receiver facilities, including high tower antennas. We operate and maintain satellite communications and teleport facilities with extremely high frequency (EHF) and super high frequency (SHF) satellite communication earth terminals, and support telecommunications architectures such as fixed submarine broadcast systems and High-Frequency Global Communications Systems (HFGCS). The DoD communications earth stations operated by PAR are the primary communications systems utilized by the national command authority and military services to exercise command and control of the nation’s air, land, and naval forces and to provide support to allied coalition forces.

Space & Satellite Support Services. We support globally-deployed operational forces by providing reliable 24/7/365 support services for a variety of DoD satellite communication systems. We provide satellite control center operations and mission planning for DoD Command, Control, Communications, Computers, Intelligence, Surveillance, and Reconnaissance (C4ISR) operations.  We provide satellite ground system support, including operations and maintenance, sustainment, upgrades, communications security management, anomaly response/resolution, process improvement, emergency response and disaster recovery.  Our experience also includes mission planning and operations training.

Information Systems Support. We provide comprehensive, dependable, and secure information systems support services to the DoD and Federal agencies. These services include Information Technology Infrastructure Library (ITIL)-based, tier 0 to 3 service desk operations for thousands of enterprise users, network system administration, database administration, information assurance/system security, information security training, and SIPRNet and NIPRNet management. We also perform maintenance, auditing, monitoring, upgrades, planning, testing, and integration and configuration services, to include for security systems including Intrusion Detection Systems (IDS).
The Mission Systems group supports critical information systems which operate elements of the DoDIN to support the National Command Authority (President & Joint Chiefs of Staff), DoD, and other government agencies. Our system troubleshooting and regulatory experts support the customer mission around the globe. More than 50% of our footprint is outside the continental U.S. with contracts in Europe, Africa, Australia, and U.S. commonwealths and territories in the Pacific and Caribbean.
PAR has strong and enduring relationships with a diverse set of customers throughout the U.S. DoD and Federal government. Our track record of delivering mission critical services to government customers spans decades, and includes contracts continuing 15 years or more. We work closely with our customers, with many of our mission system employees co-located at customer sites. Our strong relationships and on-site presence with our customers enables PAR to develop substantive customer and technical domain knowledge, translate mission understanding into exemplary program execution, and create continued demand for PAR’s services.
Marketing and Competition
We obtain contracts primarily through competitive proposals in response to solicitations from government organizations and prime contractors. In addition, PAR often obtains contracts by submitting unsolicited proposals. Although we believe we are well positioned in our business areas, competition for government contracts is intense. Many of our competitors are major corporations, or subsidiaries thereof, that are significantly larger and have substantially greater financial resources. We also compete with many smaller, economically disadvantaged companies, many of which are designated by the government for preferential “set aside” treatment, that target segments of the government contract market. The principal competitive factors are past performance, the ability to perform the statement of work, price, technological capabilities, management capabilities, and service. Many of our DoD customers are migrating to low-price/technically acceptable procurements while leveraging commercial software standards, applications, and solutions.

Backlog
The value of existing Government contracts at December 31, 2019, net of amounts relating to work performed to that date, was approximately $148.7 million, of which $32.8 million was funded. The value of existing Government contracts at December 31, 2018, net of amounts relating to work performed to that date, was approximately $138.6 million, of which $30.2 million was funded. Funded amounts represent those amounts committed under contract by Government agencies and prime contractors. Of the December 31, 2019 Government contract backlog of $148.7 million, approximately $56.5 million is expected to be completed in calendar year 2020, as funding is committed.
Intellectual Property and Other Rights: Many of our products and other components are developed and designed internally based on our existing copyrighted work and/or patents issued or pending. Our other products include software or other intellectual property licensed from third parties. We establish, maintain, and protect our intellectual property rights and other proprietary information through the use of patents, copyrights, trademarks, and trade secret laws. We have a number of U.S. and foreign patents and patents pending, and registered and common law trademarks, that protect our brand associations and symbolize our goodwill, as well as copyrights that relate to internally-developed software and various distinctive characteristics of our products. We also rely on a combination of confidentiality and assignment-of-invention agreements with our employees and consultants, and enter into confidentiality and licensing agreements with customers and parties with whom we have strategic relationships. We believe our patents, copyrights, trademarks, and trade secrets have value, and we believe our use and reliance on the intellectual property laws of the U.S. and foreign countries, as well as our agreements and licenses, protect and maintain our rights in our intellectual property and other proprietary information. Despite our efforts unauthorized third parties may attempt to use, copy, or otherwise obtain and market or distribute our intellectual property and/or our other proprietary information; moreover, the rapidly changing technology in the Restaurant/Retail segment and the Government segment makes our future success dependent on the development skills, innovative designs, and technological expertise of our employees rather than on the protection afforded by patent, copyright, trademark, and trade secret laws.

Employees
As of December 31, 2019, we employed approximately 1,000 full-time employees, including approximately 52% in our Restaurant/Retail segment, 42% in our Government segment (18% of which are covered by collective bargaining agreements), and 6% who are corporate employees.  We consider our relationship with our employees to be good.

Available Information: Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act are available, free of charge, on our website at www.partech.com “About - Investors, SEC Filings” as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission (“SEC”). The information posted on or accessible through our website is not incorporated into this Annual Report on Form 10-K.

Item 1A	Risk Factors.
Our business is subject to certain risks and uncertainties, each of which could materially and adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock.
We have incurred losses in each of the last several years, and we expect to continue to incur losses for the foreseeable future.
We have incurred operating losses in each of the last several years, including the year ended December 31, 2019, and we expect to continue to incur losses for the foreseeable future as we continue to invest in transforming our restaurant/retail business. We cannot assure you that we will be successful in transforming our business or in achieving or sustaining profitability in the future.
Our results of operations may fluctuate significantly due to the timing of our revenue recognition and our ability to accurately forecast sales, including subscription software sales and renewals.
Our revenues and other results of operations have fluctuated from quarter to quarter in the past and are likely to fluctuate in the foreseeable future as our Restaurant/Retail segment continues its transformation from a hardware and systems integrator to a software driven solutions provider, including offering and delivering our software as a service - SaaS. As revenues from our cloud offerings increase, we may experience volatility in our reported revenues and operating results due to the differences in timing of revenue recognition between our SaaS offerings and our traditional on-premise software and hardware sales. The SaaS delivery model is subscription based; accordingly, SaaS revenues are generally recognized ratably over the life of the subscriptions. In contrast, revenue from our on-premise software and hardware sales is generally recognized in full at the time of delivery. Accordingly, the SaaS delivery model creates risks related to the timing of revenue recognition not associated with our traditional on-premise delivery model. A portion of our quarterly SaaS-based revenue results from the recognition of deferred revenue relating to subscription agreements entered into during previous quarters. A decline in new or renewed subscriptions in any period may not be immediately reflected in our reported financial results for that period, but may result in a decline in our revenue in future quarters. If any of our assumptions about revenue from our SaaS business model prove incorrect, our actual results may vary materially from those anticipated, estimated, or projected.
Servicing our debt may require a significant amount of cash, and we may not have sufficient cash flow from our operating subsidiaries to pay our debt.
On April 15, 2019, we sold $80.0 million in aggregate principal amount of 4.500% Convertible Senior Notes due 2024 (“2024 notes”) and on February 5, 2020, we sold $120 million in aggregate principal amount of 2.875% Convertible Senior Notes due 2026 (the “2026 notes” and together with the 2024 notes, the "notes")). We received approximately $115.9 million of net proceeds from the sale of the 2026 notes, and used a portion of the proceeds to repurchase $66.25 million aggregate principal amount of the 2024 notes. As of March 11, 2020, we had $133.75 million aggregate principal amount of notes outstanding.
Our ability to make scheduled payments on the principal of, to pay interest on, or to refinance our indebtedness, including the notes, depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. Our operating subsidiaries may not generate sufficient cash flow from operations in the future to service our debt. If our operating subsidiaries are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to raise funds through debt or equity issuances, refinance our indebtedness, and otherwise access the credit and capital markets at the times and in the amounts needed and on acceptable terms will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities on desirable terms or at all, which could result in a default on our debt obligations, materially and adversely affect our financial condition and restrict our operations.
We may incur substantially more debt or take other actions that would intensify the risks discussed above.
We may incur substantial additional debt in the future, including secured debt and debt issued or guaranteed by our subsidiaries. We and our subsidiaries are not restricted under the terms of the indentures governing the notes from incurring additional debt, securing existing or future debt, recapitalizing our or their debt, or taking a number of other actions that could increase the total amount of our debt substantially.

We may not have the ability to raise the funds necessary to pay interest on the notes, to repurchase the notes upon a fundamental change, or to settle conversions of the notes in cash.
We are obligated to pay interest on the notes semi-annually in cash and, in certain circumstances, we are obligated to pay additional interest or special interest on the notes. If a fundamental change occurs, holders of the notes may require us to repurchase all or a portion of their notes in cash. Furthermore, upon conversion of any notes, unless we elect to deliver solely shares of our common stock to settle the conversion (excluding cash in lieu of delivering fractional shares of our common stock), we must make cash payments in respect of the notes. Any of the cash payments described above could be significant, and we may not have enough available cash or be able to obtain financing so that we can make such payments when due. If we fail to pay interest on the notes, repurchase the notes when required or deliver the consideration due upon conversion, we will be in default under both of the indentures governing the notes, which could materially and adversely affect our financial condition and restrict our operations.
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
Certain provisions in the indentures governing the notes could delay or prevent an otherwise beneficial takeover or takeover attempt of us. For example, if a takeover would constitute a fundamental change, holders of the notes will have the right to require us to repurchase their notes in cash. In addition, if a takeover constitutes a make-whole fundamental change, we may be required to increase the conversion rate for holders who convert their notes in connection with such takeover. In either case, and in other cases, our obligations under the notes and the indentures could increase the cost of acquiring us or otherwise discourage a third party from acquiring us or removing incumbent management.
The conversion of the notes could result in dilution of ownership to existing stockholders.
Holders of the 2024 notes may elect to convert their notes at any time on or after October 15, 2023 and holders of the 2026 notes may elect to convert their notes at any time on or after October 15, 2025 and, upon the occurrence of specified events, holders of the 2024 notes may convert their notes before October 15, 2023 and holders of the 2026 notes may convert their notes before October 15, 2025. We may satisfy our conversion obligation by paying or delivering cash, shares of our common stock or a combination of cash and shares. The issuance of shares of our common stock upon conversion will result in dilution of ownership to existing stockholders.
The accounting method for convertible debt securities that may be settled in cash, such as the notes, could have a material effect on our reported financial results.
In May 2008, the Financial Accounting Standards Board, or FASB, issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), which has subsequently been codified as Accounting Standards Codification 470-20, Debt with Conversion and Other Options, or ASC 470-20. ASC 470-20 requires an entity to separately account for the liability and equity components of convertible debt instruments whose conversion may be settled entirely or partially in cash (such as the notes) in a manner that reflects the issuer’s economic interest cost for non-convertible debt. Initially, the liability component of the notes is valued at the fair value of a similar debt instrument that does not have an associated equity component. Our consolidated balance sheet for the fiscal quarter ended June 30, 2019 reflects the associated liability of our 2024 notes and includes the equity component of the 2024 notes as additional paid-in capital; the value of that equity component was treated as original issue discount for purposes of accounting for the debt component. The 2026 notes will be similarly treated and recorded in our consolidated balance sheet for the fiscal quarter ending March 31, 2020. Original issue discount is amortized to non-cash interest expense over the term of the notes, accordingly, in connection with the 2024 notes we record a greater amount of non-cash interest expense in current periods as a result of the amortization of the 2024 notes. The original issue discount associated with the 2026 notes will have a similar impact. Accordingly, we currently report lower net income in our financial results because ASC 470-20 requires the interest expense associated with the 2024 notes to include both the current period’s amortization of the debt discount and the 2024 notes’ coupon interest; we expect a similar impact on our net income from the 2026 notes. Our reporting of lower net income could adversely affect our reported or future financial results and the trading price of our common stock.
In addition, under certain circumstances, convertible debt instruments whose conversion may be settled entirely or partly in cash (such as the notes) are currently accounted for using the treasury stock method. Under this method, the shares issuable upon conversion of the notes are not included in the calculation of diluted earnings per share unless the conversion value of the notes exceeds their principal amount at the end of the relevant reporting period. If the conversion value exceeds their principal amount, then, for diluted earnings per share purposes, the notes are accounted for as if the number of shares of common stock that would be necessary to settle the excess, if we elected to settle the excess in shares, are issued. The accounting standards in the future may not continue to permit the use of the treasury stock method. For example, the FASB recently published an exposure draft proposing to amend these accounting standards to eliminate the treasury stock method for convertible instruments and instead require application of the "if-converted" method. Under that method, if it is adopted, diluted earnings per share would generally be calculated assuming that all the notes were converted solely into shares of our common stock at the beginning of the reporting period, unless the result would be dilutive. If we are unable to use the treasury stock method in accounting for the shares, if any, issuable upon conversion of the notes, then our diluted earnings per share could be adversely affected.
We are subject to risks presented by our recent acquisitions, which - if realized - could negatively affect our business, financial condition, and operating results.
On September 30, 2019, through our wholly-owned subsidiary, ParTech, Inc., we acquired assets of the 3M Company’s Drive-Thru Communications Systems business. In addition, on December 18, 2019 through ParTech Inc., we acquired 100% of the limited liability company interests of Restaurant Magic. Risks associated with these acquisitions, if realized, could adversely affect our business, financial condition and results of operations include timing and complexity of integration, our inability to realize or maximize anticipated financial and strategic positions, unanticipated costs and prevailing economic conditions, including fluctuations in supply of, demand for, and pricing of, our drive-thru communication systems products and our restaurant software offerings.
Our products might experience coding or configuration errors, which could damage our reputation and deter current and potential customers from purchasing our products.
Although we test our products and updates prior to their release and throughout their intended life, our cloud and on-premise software and hardware products sometimes contain coding or configuration errors that can negatively impact their functionality, performance, operation, and integration capabilities. Coding and configuration errors can expose us to product liability, performance issues, warranty claims, and harm to our reputation.
We are subject to laws and regulations governing the protection of personally identifiable information; we are also subject to cyber-attacks. A failure to comply with applicable privacy or data protection laws or a cyber-attack could harm our reputation and have a material adverse effect on our business.
We collect, process, transmit, and/or store (on our systems and those of third-party providers) customer transactional data, as well as their and our customers’ and employees’ personally identifiable information and/or other data and information. Personally identifiable information is increasingly subject to legislation and regulations in numerous jurisdictions with regard to privacy and data security, including recently enacted laws such as the California Consumer Privacy Act and the New York SHIELD Act, which provide for fines and potential liability to consumers. Likewise, the European Union’s General Data Protection Regulation, the GDPR, which became fully effective in May 2018, imposes obligations and restrictions on the ability to collect, analyze, and transfer personal data. Moreover, what constitutes personally identifiable information and what other data and/or information is subject to the privacy laws varies by jurisdiction and continues to evolve, and the laws that do reference data privacy continue to be interpreted by the courts and their applicability and reach are therefore uncertain. Our failure and/or the failure of our customers, vendors, and service providers to comply with applicable privacy and data protection laws and regulations could damage our reputation, discourage current and/or potential customers from using our products and services, and result in fines, governmental investigations and/or enforcement actions, complaints by private individuals, and/or the payment of penalties to consumers, any one or all of which could adversely affect our business, financial condition, and results of operations. Compliance with these laws and regulations, or changes in these laws and regulations, may be onerous and expensive and may be inconsistent from jurisdiction to jurisdiction, further increasing the cost of compliance.
Moreover, allegations of non-compliance, whether or not true, could be costly, time consuming, distracting to management, and could cause reputational harm. Illustrative of this risk, on March 21, 2019, Kandice Neals on behalf of herself and others similarly situated (the ‘‘Neals Plaintiff’’) filed a complaint against PAR Technology Corporation in the Circuit Court of Cook County, Illinois County Department, Chancery Division. The complaint asserted that PAR Technology Corporation violated the Illinois Biometric Information Privacy Act in the alleged collection, use, and storage of her and others’ biometric data derived from fingerprint scans taken for authentication purposes on point-of-sale systems. The Neals lawsuit was removed to the Federal District Court for the Northern District of Illinois (the “District Court”) and was subsequently dismissed on December 19, 2019 without prejudice. On January 15, 2020, the Neals Plaintiff filed an amended complaint against ParTech, Inc. with the District Court. On January 29, 2020, ParTech filed its answer and affirmative defenses to the amended complaint. While we believe the lawsuit is without merit and intend to defend it vigorously, even if we are ultimately successful in our defense, we will need to spend money, time, and attention to defend against the complaint. We have been notified by our insurance carriers that they do not intend to cover our litigation expenses or any losses incurred by us in connection with this matter.
We have established practices and procedures intended to protect our systems and information against cyber-attacks. However, there can be no assurance that such measures will prevent all cyber-attacks from impacting our systems and information. Our systems, and those of our third-party providers, have and could in the future become subject to cyber-attacks, including using computer viruses, credential harvesting, dedicated denial of services attacks, malware, social engineering, and other means for obtaining unauthorized access to, or disrupting the operation of, our systems and those of our third-party providers. Even though prior incidents did not have a material adverse effect on our systems and operations, there can be no assurance that the same will be the case in the future. A failure or interruption of our systems or those of our third-party providers may, and could in the future, result in operational disruptions, costly governmental investigations, unauthorized access, or misappropriation of information, including interruption of systems availability or denial of access to and misuse of applications or information required by our customers to conduct their business. Any operational disruptions, unauthorized access, or misappropriation of information (including personally identifiable information or personal data) could harm our relationship with our customers and could have a material adverse effect on our business, financial condition, reputation, and results of operations.
If our technical and maintenance support services are not satisfactory to our customers, they may not renew their services agreements or buy future products, which could materially adversely affect our future results of operations, financial condition, and cash flows.
Our business relies on our customers’ satisfaction with the technical and maintenance support services we provide to support our products. If we fail to provide technical and maintenance support services that are responsive, satisfy our customers’ expectations, and timely resolve issues that they encounter with our products, then they may not purchase additional products or services from us in the future.
If we are unable to recruit and retain qualified employees, our business may be harmed.
Our future success depends on our ability to hire and retain sufficient numbers of highly skilled individuals with software development, engineering, and technical skills. Competition is intense in the skill-sets we require, including in our Brink POS business and our Restaurant/Retail segment generally, and we have experienced challenges in our recruiting efforts. If we grow quickly without recruiting adequate teams, we may not be able to keep up with the needs of our customers and our restaurant/retail business, including our Brink POS business, and reputation may be harmed. Moreover, many positions in our Government business require security clearances, which can be difficult and time-consuming to obtain, resulting in increased competition for such uniquely qualified individuals. Our failure to hire and retain qualified developers, engineers, and other technical and skilled employees to contribute to our business could adversely affect our ability to not only perform our current contract obligations, but to innovate and rapidly and effectively change and introduce new products and services, and our financial condition and results of operations may suffer.
Three customers account for a significant portion of our revenues in the Restaurant/Retail segment. The loss of one of these customers, or a significant reduction, delay, or cancellation of purchases by one of these customers, would materially adversely affect our business, financial condition, and results of operations.

Revenues from our Restaurant/Retail segment constituted 66% and 67% of our total consolidated revenues for 2019 and 2018, respectively. Aggregate sales to our three largest customers (which include sales to those three customers’ respective franchisees) - McDonald’s Corporation, Yum! Brands, Inc., which consists of the Kentucky Fried Chicken, Taco Bell, and Pizza Hut brands, and Dairy Queen, constituted consolidated revenues for 2019 of 16% (McDonald’s) 25% (Yum!) and 13% (Dairy Queen). Consolidated revenue for each of these three customers in 2018 - consisted of 19% (McDonald’s) and 13% (Yum!). There were no other customers that comprised greater than 10% of our total consolidated revenues during these years. Significant reductions, delays, or cancellation of orders by one of these customers, or the loss of one of these customers, would reduce our revenue and operating income and would materially and adversely affect our business, operating results, and financial condition.
Our business could be negatively impacted as a result of shareholder activism.
Shareholder activism can be disruptive to our business, divert the attention of our management and employees, and result in significant additional expense to us. In addition, any perceived uncertainties as to our future direction resulting from activists' demands or messaging could result in the loss of potential business opportunities, exploitation by our competitors, and concern to our current or potential customers, and could make it more difficult to attract and retain qualified personnel and business partners, all of which could adversely affect our business. In addition, actions of activist shareholders may cause significant fluctuations in our stock price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business.

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
While we think our software and hardware products offer competitive, innovative features and functionality, any one of these factors could create downward pressure on pricing and gross margins and could adversely affect sales to our existing customers, as well as our ability to attract and sell to new customers. Our future success depends on our ability to anticipate and identify changes in customer needs and/or relevant technologies and to rapidly and effectively introduce new and innovative products, features, and functions; it also depends on our ability to effectively communicate with our customers and quickly respond to our customers’ requirements, which are areas in which we have experienced challenges. If we fail in these efforts, our business, results of operations, and financial conditions could suffer. Any delay in the development, marketing, or launch of new products or enhancements to our existing products, or failure to effectively communicate or meet our customers’ requirements could result in reduced sales, performance penalties, or termination of contracts, and could damage our reputation and relationships with our customers and impede our ability to attract new customers, causing a decline in our revenue, earnings, or stock price and weakening our competitive position.
Part of our competitive strategy is to enter into new market segments and attract larger customers that operate in different Restaurant/Retail spaces, particularly in the table-service market. If we are not successful in penetrating markets that our competitors are already active in or in securing new customers, or if we lose current customers, our business, financial condition, and operating results may suffer.
Our government contracting business has been focused on niche offerings reflecting our expertise, primarily in the areas of ISR, systems engineering & evaluation, satellite and telecommunications services, and management technology/systems services. Many of our competitors in the Government segment are larger and have substantially greater financial resources and broader capabilities in management technology. We also compete with smaller companies, many of which are designated by the government for preferential “set aside” treatment, that target particular segments of the government market and may have superior capabilities in a particular segment. These companies may be better positioned to obtain contracts through competitive proposals. Consequently, there are no assurances we will continue to win government contracts as a prime contractor or subcontractor, and our failure to do so would reduce our revenue and operating income and could adversely affect our business, operating results, and financial condition.
The consequences of activities that were the subject of our internal investigation could have a material adverse effect on our business and could subject us to regulatory scrutiny.
In 2016, our Audit Committee commenced an internal investigation into conduct at our China and Singapore offices to determine whether certain import/export and sales documentation activities were improper and in violation of the U.S. Foreign Corrupt Practices Act (“FCPA”) and other applicable laws, and certain of our internal policies. We voluntarily notified the SEC and the U.S. Department of Justice (“DOJ”) of the internal investigation. Following the conclusion of the Audit Committee's internal investigation, we voluntarily reported the relevant findings of the investigation to the China and Singapore authorities.
In early April 2019, the SEC notified us that based on current information, it did not intend to recommend an enforcement action against us; shortly thereafter, the DOJ advised us that it did not intend to separately proceed. We are cooperating with the China and Singapore authorities; however, we are currently unable to predict what actions the China and Singapore agencies might take, or what the likely outcome of any such actions might be, or estimate the range of reasonably possible fines or penalties, and such actions, fines and/or penalties could be material, resulting in a material adverse effect on our business, prospects, reputation, financial condition, liquidity, results of operations, or cash flows.
If we fail to maintain effective internal controls, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock may be adversely affected, and we may become subject to regulatory investigation or sanctions.
If we fail to maintain effective internal controls, our ability to record, process, summarize, and report financial information accurately and within the time periods specified in the rules and forms of the SEC could be adversely affected, we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the price of our common stock to decline, and we could be subject to investigation or sanctions by the SEC, DOJ, or other governmental agencies (including foreign government agencies). Any such consequence or other negative effect could adversely affect our business, results of operations, and financial condition.

We have in the past reported material weaknesses in our internal control over financial reporting, most recently in our quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2017. We cannot assure you that we will not report material weaknesses in our internal control over financial reporting in future periods.
There are risks related to the implementation of our new enterprise resource planning system (“ERP”).
We are currently engaged in a multi-year process of conforming the majority of our operations onto one enterprise resource planning system (“ERP”). The ERP is designed to improve the efficiency of our supply chain and financial transaction processes, accurately maintain our books and records, and provide information important to the operation of the business to our management and sales teams. In October 2019 we went live on the first phase of implementation of the ERP. The implementation will continue to require significant investment of human and financial resources, and we may experience significant delays, increased costs, and other difficulties as a result. Any significant disruption or deficiency in the design and implementation of the ERP could have a material adverse effect on our ability to fulfill and invoice customer orders, apply cash receipts, place purchase orders with suppliers, and make cash disbursements, and could negatively impact data processing and electronic communications among business locations, which may have a material adverse effect on our business, financial condition, or results of operations. We also face the challenge of supporting our older systems and implementing necessary upgrades to those systems while we implement complete implementation of the new ERP system. While we have invested significant resources in planning and project management, significant implementation issues may arise.

We are subject to risks associated with our international operations, including compliance with international laws, which may harm our business.
Although only 6% and 7% for 2019 and 2018, respectively, of our total consolidated revenues were derived from sales outside of the U.S., we have operations across the globe, and our international operations subject us to a variety of risks and challenges, including:

•
compliance with foreign laws and regulations, including the FCPA, the U.K. Bribery Act of 2010, import and export control laws, tariffs, trade barriers, economic sanctions, and other regulatory or contractual limitations on our ability to sell our software and hardware in certain foreign markets, and the risks and costs of non-compliance with such laws and regulations, including fines, penalties, criminal sanctions against us, our officers or employees, prohibitions on the conduct of our business, and damage to our reputation;

•
increased risks of unfair or corrupt business practices in certain geographies and of improper or fraudulent sales arrangements that may impact financial results and result in restatements of financial statements and irregularities in financial statements;

•	reduced protection of our intellectual property rights in certain countries and practical difficulties and costs of enforcing those rights abroad;

•	compliance with the laws of numerous foreign taxing jurisdictions and overlapping of different tax regimes;

•	uncertainty around international trade agreements and partnerships under President Donald J. Trump’s administration;

•	sales and customer service challenges associated with operating in different countries;

•
difficulties in receiving payments from different geographies, including difficulties associated with currency fluctuations, payment cycles, transfer of funds, or collecting accounts receivable, especially in emerging markets;

•	variations in economic or political conditions between each country or region;

•	widespread outbreaks of infectious diseases, such as COVID-19 (or coronavirus), or other adverse public health issues or natural disasters in countries where we operate; and

•	increased infrastructure and legal compliance costs.
Significant changes in U.S. and international trade policies that restrict imports or increase tariffs could have a material adverse effect on our results of operations.
We depend on third-party manufacturers and suppliers located outside of the United States, including in China, in connection with the manufacture of certain of our products and related components. Accordingly, our business is subject to risks associated with international manufacturing. For example, the Trump Administration has called for substantial changes to U.S. foreign trade policy, including imposing greater restrictions on international trade and significant increases in tariffs on goods imported into the United States from China and other countries. Increased tariffs, including on goods imported from China, or the institution of additional protectionist trade measures could adversely affect our manufacturing costs, and in turn, our business, financial condition, operating results, and cash flows.

Issues with product and component availability or supplier performance may affect our ability to manufacture and deliver our products.
We depend on our suppliers to deliver hardware and related materials, product assemblies, and components in a timely and satisfactory manner and in full compliance with contract terms and applicable laws and regulations.  In some instances, we are dependent on sole-source suppliers for certain of our assembly components and hardware products. If certain materials, components or product assemblies are not available or if any of these suppliers otherwise fails to meet our needs or becomes insolvent, we may not have readily available alternative sources for such materials, components or product assemblies.  While we enter into long-term or volume purchase agreements with some suppliers and take other actions to ensure the availability of needed materials, components, and products, we cannot be sure that the materials, product assemblies or components will be available or in the needed quantities and quality or at favorable or competitive prices. If we experience a material supplier problem, it could negatively impact our ability to satisfactorily and timely complete our customer obligations. This could result in reduced sales, termination of contracts, and damage to our reputation and relationships with our customers. We could also incur additional costs in addressing this type of problem, including identifying and qualifying alternative sources. Any of these events could have a negative impact on our results of operations, financial condition, and liquidity.
The recent outbreak of COVID-19 (or coronavirus) could harm our business.
The recent outbreak of a novel coronavirus (COVID-19) first identified in Wuhan, Hubei Province, China, has caused disruption to our suppliers and their manufacturers located in China and elsewhere. We are monitoring the impact of COVID-19 on our business, and have taken steps to mitigate the impact on our supply chain, including increasing safety stock inventory and the use of alternative sources when possible. The severity of the impact will depend on how long and widespread the disruption proves to be, both within and outside of China. If our suppliers or their manufacturers are severely affected, our supply chain could be materially disrupted and our business could be adversely affected.
A portion of Government segment revenue is derived from U.S. Government contracts, which contain provisions unique to public sector customers, including the U.S. Government’s right to modify or terminate these contracts at any time.
In 2019 and 2018, we derived 34% and 33%, respectively, of our total consolidated revenues from contracts to provide technical expertise to government organizations and prime contractors. In any given year, the majority of our government contracting activity is associated with the U.S. Department of Defense. Contracts with the U.S. Government typically provide that such contracts are terminable, in whole or in part, at the convenience of the U.S. Government. If the U.S. Government terminates a contract on this basis, we would be entitled to receive payment for our allowable costs and, in general, a proportionate share of our fee or profit for work actually performed. Most U.S. Government contracts are also subject to modification or termination in the event of changes in funding. As such, we may perform work prior to formal authorization, or the contract prices may be adjusted for changes in scope of work. Termination or modification of a substantial number of our U.S. Government contracts could have a material adverse effect on our business, financial condition, and results of operations.
We perform work for various U.S. Government agencies and departments pursuant to fixed-price, cost-plus fixed fee and time-and-material prime contracts and subcontracts. Approximately 56% of revenues derived from government contracts for the year ended December 31, 2019 were based on fixed-price or time and material contracts, and the balance (approximately 40% of total government revenues) was based on cost-plus fixed fee contracts. Most of our contracts are for one-year to five-year terms.
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
Under time and materials contracts, we are paid for labor at negotiated hourly billing rates and for certain expenses. Under cost-plus fixed fee contracts, we are reimbursed for allowable costs and paid a fixed fee. If our costs under either of these types of contracts were to exceed the contract ceiling, or are not allowable under the provisions of the contract or applicable regulations, we may not be reimbursed for 100% of our associated costs. Our inability to control our costs under either a time-and-materials contract or a cost-plus fixed fee contract could have a material adverse effect on our financial condition and operating results. Cost overruns also may adversely affect our ability to sustain existing programs and obtain future contract awards.

Our Government segment could be adversely affected by changes in budgetary priorities of the U.S. Government, failure to approve U.S. Government budgets on a timely basis, or delays in contract awards and other procurement activities.
Our Government segment depends upon continued U.S. Government expenditures on defense, intelligence, homeland security, and other programs that we support. Changes in U.S. Government budgetary priorities, a significant decline in government expenditures, or a shift of expenditures away from programs that we support could have a material adverse effect on our financial condition and results of operations.
Additionally, in years when Congress does not complete its budget process before the end of its fiscal year (September 30), government operations are funded through a continuing resolution (“CR”) that temporarily funds federal agencies. Recent CRs have generally provided funding at the levels provided in the previous fiscal year. When the U.S. Government operates under a CR, it may delay funding we expect to receive from customers on work we are already performing and will likely result in new initiatives being delayed or in some cases canceled, which could have a material adverse effect on our financial condition, results of operations, and liquidity.
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
Our Government segment is subject to various laws and regulations relating to the formation, administration, and performance of U.S. Government contracts, which affect how we do business with our customers and increase our performance costs. Among the most significant laws and regulations are:

•	the Federal Acquisition Regulation (“FAR”) and agency regulations supplemental to the FAR, which comprehensively regulate the formation, administration, and performance of U.S. Government contracts;

•	the Truth in Negotiations Act, which requires certification and disclosure of all cost and pricing data in connection with contract negotiations;

•	the Cost Accounting Standards and Cost Principles, which impose accounting requirements that govern our right to reimbursement under certain cost-based U.S. Government contracts;

•	compliance with the FCPA or U.S. export control regulations, which apply when we engage in international work; and

•	laws, regulations, and executive orders restricting the use and dissemination of information classified for national security purposes and the export of certain products and technical data.
Failure to comply with these or other laws and regulations could result in contract termination, loss of security clearances, suspension or debarment from contracting with the U.S. Government, civil and/or criminal fines, and penalties. Any such consequences could have a material adverse effect on our reputation, financial condition, results of operations, and liquidity.
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
The U.S. Government may revise its procurement practices or adopt new contracting rules and regulations, such as cost accounting standards. It could also adopt new contracting methods relating to General Services Administration (“GSA”) contracts, Governmentwide Acquisition Contracts (“GWACs”) or other multi-award contracts, or adopt new standards for contract awards intended to achieve certain social or other policy objectives. In addition, the U.S. Government may face restrictions from new legislation or regulations, as well as pressure from U.S. Government employees and their unions, on the nature and amount of services the U.S. Government may obtain from private contractors. These changes could impair our ability to obtain new contracts or contracts under which we currently perform when those contracts are up for recompete. Any new contracting methods could be costly or administratively difficult for us to implement, and as a result, could harm our financial condition and results of operations. A realignment of funds with changed U.S. Government priorities, including “insourcing” of previously contracted support services, and the realignment of funds to other non-defense-related programs may reduce the amount of funds available to defense-related and other programs in our core service areas.
Our Government segment is subject to reviews, audits, and cost adjustments by the U.S. Government, which, if unfavorably resolved to us, could adversely affect our profitability, cash flows, or growth prospects.
U.S. Government agencies, including the Defense Contract Audit Agency, or DCAA, and the Defense Contract Management Agency, or DCMA, routinely audit and investigate government contracts and government contractors’ administrative processes and systems. These agencies review our performance on contracts, pricing practices, cost structure, and compliance with applicable laws, regulations, and standards. They also evaluate the adequacy of internal controls over our business systems, including our purchasing, accounting, estimating, earned value management, and government property systems. Any costs found to be improperly allocated or assigned to contracts will not be reimbursed, and any such costs already reimbursed must be refunded and certain penalties may be imposed. Moreover, if any of the administrative processes and systems are found not to comply with requirements, we may be subjected to increased government scrutiny and approval that could delay or otherwise adversely affect our ability to compete for or perform contracts or collect our revenue in a timely manner. Therefore, an unfavorable outcome of an audit by the DCAA or another U.S. Government agency could cause actual results to differ materially and adversely from those anticipated. If a government investigation uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeitures of profits, suspension of payments, fines, and suspension or debarment from doing business with the federal government. In addition, we could suffer serious reputational harm if allegations of impropriety were made against us. Each of these results could have a material adverse effect on our business, financial condition, results of operations, and liquidity.
We may be subject to claims by third-parties of intellectual property and/or proprietary rights infringement.
Third parties may assert claims that our software, hardware platforms, or technology infringe, misappropriate, or otherwise violate their intellectual property or other proprietary rights. Such claims may be made by our competitors seeking to obtain a competitive advantage or by other parties. Additionally, in recent years, non-practicing entities have begun purchasing intellectual property assets for the purpose of making claims of infringement and attempting to extract settlements from companies. The risk of claims may increase as the number of software products - in particular POS cloud software products - that we offer and competitors in our market increase and overlaps occur. Any such claims, regardless of merit, that result in litigation could result in substantial expenses, divert the attention of management, cause significant delays in introducing new or enhanced services or technology, materially disrupt the conduct of our business, and have a material adverse effect on our business, financial condition, and results of operations.

A portion of our total assets consists of goodwill and identifiable intangible assets, which are subject to a periodic impairment analysis. A significant impairment determination in any future period could have an adverse effect on our results of operations, even without a significant loss of our revenue or increase in cash expenses attributable to such period.
Our goodwill was approximately $41.4 million at December 31, 2019 and $11.1 million December 31, 2018, and our intangibles were $32.9 million at December 31, 2019 and $10.9 million at December 31, 2018.  Identifiable intangible assets were primarily a result of business acquisitions and internally developed capitalized software. We test our goodwill and identifiable intangible assets for impairment annually, or more frequently if an event occurs or circumstances change that would indicate possible impairment. We describe the impairment testing process and results of this testing more thoroughly in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates.” If we determine an impairment has occurred at any point in time, we will be required to reduce goodwill or identifiable intangible assets on our balance sheet. Additional information about our impairment testing is contained in Note 1 – Summary of Significant Accounting Policies - of the Notes to Consolidated Financial Statements (Part II, Item 8 of this Annual Report).
We have never paid cash dividends on our common stock, and we do not anticipate paying any cash dividends in the foreseeable future.
We have not paid cash dividends on our common stock, and we presently intend to continue to retain earnings for reinvestment in growth opportunities. Future cash dividends, however, will be at the discretion of our board of directors, and the amount of cash dividends per share will depend on, among other things, our future earnings, financial condition, results of operations, level of indebtedness, capital requirements and surplus, contractual restrictions, and the number of shares of common stock outstanding, as well as the legal requirements, regulatory constraints and other factors that our board of directors deems relevant. It is anticipated that no cash dividends will be paid in the foreseeable future.
Future sales, or the perception of future sales, of our common stock or our other securities could depress the price of our common stock.
We may issue and sell additional shares of common stock or other securities in subsequent offerings to raise capital or issue shares for other purposes, including in connection with acquisitions or other strategic transactions. We cannot predict (i) the size of future issuances of equity securities, (ii) the size and terms of future issuances of debt instruments or other securities convertible into equity securities or (iii) the effect, if any, that future issuances and sales of our securities will have on the market price of the common stock. Transactions involving newly issued common stock could result in dilution, possibly substantial, to security holders.
As required under the interest purchase agreement dated November 7, 2019 (the “Interest Purchase Agreement”), pursuant to which we acquired Restaurant Magic, we registered 908,192 shares of our common stock with the SEC for resale (Registration No. 333-236361, the “Initial Registration Statement”). These shares were issued by us to the sellers as partial purchase price consideration. The sellers have the opportunity to earn additional purchase price consideration subject to the achievement of post-closing revenue focused milestones (‘‘Earn-Out’’). The Earn-Out, if any, is payable 50% in cash, subordinated promissory notes or a combination of cash and subordinated promissory notes, at our election, and 50% in restricted shares of our common stock (the ‘‘Earn-Out Shares’’). Pursuant to the Interest Purchase Agreement, we agreed to prepare and file, within 60 days after the issuance of any Earn-Out Shares, one or more registration statements with the SEC to register for resale the Earn-Out Shares (each an “Earn-Out Registration Statement” and together with the Initial Registration Statement, the “Restaurant Magic Registration Statements”) and to use reasonable best efforts to cause the applicable registration statements to be declared effective as soon as practicable. The number of Earn-Out Shares will be determined by the quotient obtained by dividing the volume weighted average price per share of our common stock on the New York Stock Exchange for the consecutive 20 trading days ending on the trading day immediately preceding the applicable earn-out payment date.
Accordingly, up to 908,192 shares of our common stock may be sold from time to time pursuant to the Initial Registration Statement and additional Earn-Out Shares may be issued, and sold pursuant to any Earn-Out Registration Statement. In addition, of the 18,275,044 shares of our common stock outstanding as of March 11, 2020, our executive officers and directors own 12.4%, of which 11.4% are owned by John W. Sammon. Sales of substantial amounts of our common stock by our existing stockholders, or the perception that these sales could occur, including the perception that securities granted under our equity compensation plans will be sold in the public market, could adversely affect the prevailing market price of our common stock. A decline in the market price of our common stock or the perception that such issuances and sales may occur, could adversely affect the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities.
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
A number of factors can impact the trading price of our common stock, many of which are outside our control. The stock market in general is subject to fluctuations that affect the share prices and trading volumes of many companies, and these broad market fluctuations could adversely affect the market price of our common stock. Factors that could affect our common stock price include but are not necessarily limited to the following:

•	sales of our common stock from time to time pursuant to the Restaurant Magic Registration Statements;

•	actual or anticipated fluctuations in our operating results and financial condition;

•	the performance and prospects of our major customers;

•	fluctuations in the trading volume of our common stock;

•	the concentrated beneficial ownership of our common stock by our founder and director, John W. Sammon;

•	shareholder activism;

•	actual or anticipated regulatory action against us;

•	the lack of earnings guidance and minimal securities analysts following us;

•	investor perception of us and the industries in which we operate;

•	uncertainty regarding domestic and international political conditions, including tax policies; and

•	uncertainty regarding the prospects of domestic and foreign economies.
If securities analysts do not publish research or reports about our business, or if they issue unfavorable commentary or negative recommendations with respect to our common stock, the price of our common stock, and consequently the trading price for the notes, could decline.
The trading market for our common stock is influenced by the research and reports that equity research and other securities analysts publish about us, our business, and our industry. We do not have control over these analysts. Analysts could issue negative recommendations with respect to our common stock or publish other unfavorable commentary or cease publishing reports about us, our business, or our industry. If one or more of these analysts cease coverage of us, we could lose visibility in the market. As a result of one or more of these factors, the market price of our common stock could decline rapidly and our common stock trading volume could be adversely affected.
Our bylaws designate the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could discourage lawsuits against us and our directors and officers.
Our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for:

•	any derivative action or proceeding brought on our behalf;

•	any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, employees, or agents to us or our stockholders;

•	any action asserting a claim against us arising pursuant to any provision of the Delaware General Corporation Law (the ‘‘DGCL’’) or our certificate of incorporation or bylaws; or

•	any action asserting a claim governed by the internal affairs doctrine.
This exclusive forum provision does not apply to suits brought to enforce a duty or liability created by the Exchange Act. It could apply, however, to a suit that falls within one or more of the categories set forth in the exclusive forum provision and that also asserts claims under the Securities Act, inasmuch as Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. There is uncertainty as to whether a court would enforce this provision with respect to claims under the Securities Act, and our stockholders cannot waive compliance with the federal securities laws and the rules and regulations thereunder.
Certain provisions of our certificate of incorporation and bylaws and Delaware law may discourage a takeover of our company.
Our certificate of incorporation and bylaws contain certain provisions that may discourage, delay, or prevent a change in our management or control over us. For example, our certificate of incorporation and bylaws, collectively:

•	Authorize the issuance of undesignated preferred stock that could be issued by our board of directors to thwart a takeover attempt;

•	Provide that vacancies on our board of directors, including vacancies resulting from an enlargement of our board of directors, may be filled only by a majority vote of directors then in office;

•
Permits only the board of directors, or the chairman of the board of directors or the president pursuant to a resolution approved by a majority of the then authorized number of directors of the Company to call special meetings of stockholders;

•	Prohibit stockholder action by written consent except by unanimous written consent of all stockholders; and

•	Establish advance notice requirements for nominations of candidates for elections as directors or to bring other business before an annual meeting of our stockholders.

These provisions could discourage potential acquisition proposals and could delay or prevent a change in control, even though a majority of stockholders may consider such proposal, if effected, desirable. Such provisions could also make it more difficult for third parties to remove and replace the members of our board of directors. Moreover, these provisions may inhibit increases in the trading price of our common stock that may result from takeover attempts or speculation.

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

The following table sets forth the location, the operating segment (if applicable) that uses and the use of each of our principal properties, and each properties’ approximate square footage:

Location	Operating Segment	Use	Approximate Square Footage
New Hartford, NY	Restaurant / Retail	Corporate headquarters, assembly, R&D, sales, service (including call-center), and computing facilities	180,200*
San Diego, CA	Restaurant / Retail	Brink offices, sales, administration, and R&D	9,500
Markham, Ontario	Restaurant / Retail	R&D	11,100
Tampa, Florida	Restaurant/Retail	Restaurant Magic offices, sales, administration, call-center, and R&D	7,054
Rome, NY	Government	PAR Government offices, sales, administration, and R&D	30,800

*The square footage in the table above does not include Company owned space leased to third parties.
In addition to the properties identified above, we have leasehold interests in small office spaces located in: Dubai, United Arab Emirates; Shanghai, China; Staines, United Kingdom; and Sydney, Australia (sales and service).

Item 3.	Legal Proceedings.
See Note 13 – Contingencies - of the Notes to Consolidated Financial Statements (Part II, Item 8 of this Annual Report) for information regarding legal proceedings arising in the ordinary course of our business, and the status of the completed internal investigation into conduct at our China and Singapore offices, which disclosure is incorporated by reference into this Item 3.

Item 4:	Mine Safety Disclosures
Not Applicable.
PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock is listed on the New York Stock Exchange under the symbol “PAR." According to the records of our transfer agent, as of March 11, 2020, there were 330 holders of record of our common stock. A substantially greater number of holders of our common stock are held in "street name" or by beneficial holders whose shares of common stock of record are held by brokers, banks, and other financial institutions.
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
Recipients of restricted stock awards may elect to have shares withheld to satisfy minimum statutory federal, state, and local tax withholding obligations arising from the vesting of their shares. When we withhold these shares, we are required to remit to the appropriate taxing authorities the market price of the shares withheld, which could be deemed a purchase of shares by us on the date of withholding. For the twelve months ended December 31, 2019, 2,283 shares were withheld.

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
Overview
Our Restaurant/Retail segment provides POS software and hardware, back-office software, and integrated technical solutions to the retail and restaurant industries. Our Government segment provides ISR solutions and mission systems support to the U.S. DoD and other Federal agencies.
We are a leading provider of POS solutions to restaurants and retail outlets and we expect our Brink POS line of business, inclusive of related hardware, installation, technical support, and other customer services, to be the primary focus and driver of growth in the Restaurant/Retail segment. Our ability to capitalize on the digital revolution disrupting the restaurant space by leveraging our cloud-based integrated solutions depends on a number of factors, including: our ability to access capital (see “Liquidity and Capital Resources” below); other sources of debt financings or the future sale of equity or equity-linked securities; and the timing and size of our investments and expenditures in areas that will drive growth. These areas include: product development, consisting primarily of expenses in software engineering, product development and related personnel costs; sales and marketing, consisting primarily of advertising, marketing, general promotional expenditures, and sales and marketing personnel costs; customer support, consisting primarily of help-desk and related personnel costs; and general and administrative, including IT infrastructure expenditures.
Our Government segment provides technical expertise in contract development of advanced systems and software solutions for the U.S. DoD and other Federal agencies, as well as satellite, communication, and IT mission systems support at a number of U.S. Government facilities both in the U.S. and worldwide.
The strategy for our Government segment is to build on our sustained performance on existing service contracts, coupled with investments in enhanced business development capabilities. We believe we are well positioned to realize continued renewals of expiring contracts and extensions of existing contracts, and to secure service and solution contracts in expanded areas within the U.S. DoD and other Federal agencies. We believe our highly relevant technical competencies, intellectual property, and investments in new technologies provide opportunities to offer systems integration, products, and highly-specialized service solutions to the U.S. DoD and other Federal agencies. The general uncertainty in U.S. defense total workforce policies (military, civilian, and contract), procurement cycles, and spending levels for the next several years are factors we monitor as we develop and implement our business strategy for our Government segment.

Recent Developments

•
Acquisition of Restaurant Magic. On December 18, 2019, we completed the acquisition of 100% of the limited liability company interests of Restaurant Magic for $13.0 million of cash (subject to post-closing purchase price adjustments), $27.0 million of restricted shares of our common stock, and a $2.0 million subordinated promissory note (the "Restaurant Magic Acquisition"). The selling stockholders have the opportunity to earn additional purchase price consideration subject to the achievement of post-closing revenue focused milestones. With the Restaurant Magic Acquisition, we are able to offer customers a fully integrated cloud solution, with our leading Brink POS cloud software and our point-of-sale hardware for the front-of-house and our leading back-office cloud software - Data Central - for the back-of-house.

•
Acquisition of assets of 3M Drive-Thru Communications Systems. On September 30, 2019, we completed the acquisition of assets of 3M Company’s Drive-Thru Communications Systems business, including the XT-1 and G5 headset systems, contracts and intellectual property associated with the business, for $7.0 million cash (the "Drive-Thru Acquisition"). With this acquisition, our POS integrated solutions now include a comprehensive offering of wireless headsets for drive-thru order taking.

•
4.500% Convertible Senior Notes due 2024. On April 15, 2019, we sold an aggregate principal amount of $80.0 million of 4.500% Convertible Senior Notes due 2024 (“2024 notes”) and received net proceeds of approximately $75 million. We used a portion of the proceeds to repay in full amounts outstanding under our credit agreement, dated June 5, 2018 (as amended March 4, 2019), with Citizens Bank, N.A. (the “Credit Agreement”), which were approximately $16.1 million, and we terminated the Credit Agreement.

•	Sale of SureCheck. On October 30, 2019, we sold substantially all of the assets of SureCheck, our food safety and workforce product solution.

Results of Operations for the Years Ended December 31, 2019 and December 31, 2018
We reported revenues of $187.2 million for the year ended December 31, 2019, down 7.0% from $201.2 million for the year ended December 31, 2018.  Our net loss was $15.6 million or $0.96 loss per diluted share for the year ended December 31, 2019 versus a net loss of $24.1 million or $1.50 loss per diluted share for the year ended December 31, 2018.  Our year-over-year unfavorable performance was primarily driven by lower Restaurant/Retail hardware revenue and corresponding hardware support service revenue from our traditional tier 1 customers as one of these customers completed significant projects in 2018 which were not repeated in 2019. The Company partially offset these reductions with continued growth in Brink POS revenue, including related SaaS, hardware and support services.  The 2018 net loss include a valuation allowance of $14.9 million to reduce the carrying value of our deferred tax assets.
Operating segment revenue is set forth below:

	Year ended December 31,		$	%
(in thousands)	2019	2018	variance	variance
Restaurant/Retail
Core	$78,238	$102,877	$(24,639)	(24)%
Brink *	41,689	25,189	16,500	66%
SureCheck	3,380	6,003	(2,623)	(44)%
Total Restaurant Retail	$123,307	$134,069	$(10,762)	(8)%

Government
Intelligence, surveillance, and reconnaissance	$29,541	$30,888	$(1,347)	(4)%
Mission Systems	33,513	35,082	(1,569)	(4)%
Product Sales	871	1,207	(336)	(28)%
Total Government	$63,925	$67,177	$(3,252)	(5)%
* Brink includes $0.3 million of Restaurant Magic for 2019

Product revenues were $66.3 million for the year ended December 31, 2019, a decrease of 15.8% from $78.8 million recorded in 2018. This decrease was primarily driven by lower revenues from our tier 1 customers and by a decrease in our international business. Our hardware sales in the Restaurant/Retail reporting segment were down versus prior year as we completed hardware project installations with a large domestic customer during the first half of 2018 which was not recurring in 2019. Additionally, international sales were down in 2019 and SureCheck was divested. SureCheck product revenue was $0.7 million in 2019 versus $2.0 million in 2018.
Service revenues were $57.0 million for the year ended December 31, 2019, an increase of 3.1% from $55.3 million reported for the year ended December 31, 2018, primarily due to an increase in Brink, including a $3.9 million increase in Brink POS SaaS revenue more than offsetting a reduction in Services to our traditional Tier 1 customers and SureCheck Services. Surecheck Service revenue was $2.7 million in 2019 versus $4.0 million in 2018.
Contract revenues were $63.9 million for the year ended December 31, 2019, compared to $67.2 million reported for the year ended December 31, 2018, a decrease of 4.8%.  This decrease was driven by a 4% decrease in our Mission Systems revenue due to reduction of revenue on cost-based contracts and a 4% reduction in ISR revenues due to ceiling limitations in a large customer's funding.
Product margins for the year ended December 31, 2019, were 22.9%, in line with the 23.0% for the year ended December 31, 2018.
Service margins were 30.9% for the year ended December 31, 2019, an increase from 23.8% recorded for the year ended December 31, 2018.  Service margins increased primarily due to Brink POS SaaS and the increase in profitability in our field service business. During 2018 and 2019, impairment charges were recorded for SureCheck capitalized software of $1.6 million and $0.7 million, respectively.

Contract margins were 8.9% for the year ended December 31, 2019, compared to 10.7% for the year ended December 31, 2018.  The decrease in margin was primarily driven by decrease activity in Mission Systems' better performing cost-based contracts.
Selling, general, and administrative expenses were $37.0 million for the year ending December 31, 2019, compared to $35.0 million for the year ended December 31, 2018.  The increase is due to additional investments in Brink POS sales and marketing and increased equity and incentive compensation, partially offset by savings in other departments. SG&A expenses associated with the internal investigation for 2019 were $0.6 million as compared to $1.1M in 2018.
Research and development expenses were $13.4 million for the year ended December 31, 2019, compared to $12.4 million recorded for the year ended December 31, 2018.  This increase was primarily related to a $2.1 million increase in software development investments for Brink offset by decreases in other product lines.
During the year ended December 31, 2019, we recorded $1.2 million of amortization expense associated with acquired identifiable intangible assets in connection with our acquisition of Brink Software, Inc. in September 2014 (the "Brink Acquisition") compared to $1.0 million for the year ended December 31, 2018.  Additionally, in 2019 we recorded $0.2 million of amortization expense associated with acquired identifiable intangible assets in the Drive-Thru Acquisition, and $0.1 million of amortization expense associated with acquired identifiable intangible assets in the Restaurant Magic Acquisition.
Other (expense) income, net, was ($1.5 million) for the year ended December 31, 2019, as compared to other income, net of $0.3 million for the year ended December 31, 2018. Other income/expense primarily includes fair value adjustments on contingent considerations, rental income, net of applicable expenses, foreign currency transactions gains and losses, fair value fluctuations of our deferred compensation plan and other non-operating income/expense.  In 2018, a $0.5 million gain was recorded for the sale of real estate. In 2019, there was a $0.2 million expense for the termination of the Brink Acquisition earn-out agreement compared to a $0.5 million benefit as a result of a reduction of contingent consideration related to the Brink Acquisition in 2018.
Interest expense, net was $4.6 million for the year ended December 31, 2019, as compared to interest expense, net of $0.4 million for the year ended December 31, 2018. The increase reflects $2.6 million of interest expense related to the sale of the 4.50% Convertible Senior Notes due 2024 issued on April 15, 2019 (the "2024 notes") as well as $2.0 million of accretion of 2024 notes debt discount for 2019.
For the year ended December 31, 2019, our effective income tax rate was 18.9%, which was mainly due to deferred tax adjustments related to foreign tax credit carryforwards and state taxes, offset by changes in the valuation allowance and excess tax benefits resulting from the exercise of non-qualified stock options. For the year ended December 31, 2018, our effective income tax rate was (141.7)% due to recording a full valuation allowance on the entire deferred tax assets.
Liquidity and Capital Resources
In 2019, the Company’s primary source of liquidity was its sale of the 2024 notes. Cash used in operating activities from continuing operations was $16.1 million for the year ended December 31, 2019, compared to $3.8 million for the year ended December 31, 2018. The variance in cash used in operating activities was driven by an increase in pre-tax loss and additional net working capital needs due to an increase in accounts receivable. The increase in accounts receivable was primarily driven by timing of fourth quarter 2019 invoicing weighted towards the second half of the quarter as a result of the ERP migration in October 2019.
Cash used in investing activities from continuing operations was $23.9 million for the year ended December 31, 2019 as compared to $6.7 million for the year ended December 31, 2018.  In 2019, capital expenditures of $2.5 million were primarily for the Company’s new ERP system and capital improvements made to our owned and leased properties compared to $3.9 million in 2018.  Capitalized software was $4.1 million and was associated with investments in Restaurant/Retail software platforms compared to $3.9 million in 2018. During 2019, the company invested $7.0 million in cash in the Drive-Thru Acquisition and $13 million in the Restaurant Magic Acquisition while it received proceeds of $2.5 million for disposing of SureCheck. During 2018, the Company received proceeds of $1.1 million related to the sale of rental property at the Company's headquarters.
Cash provided by financing activities from continuing operations was $65.6 million for the year ended December 31, 2019 versus $7.3 million for the year ended December 31, 2018.  The increase was primarily driven by the proceeds of the 2024 notes net of issuance costs and repayment in full of all amounts outstanding under the Credit Agreement partially offset by the final payment related to the conclusion of the Brink Acquisition earn-out period.
As described in Note 17 - Subsequent Events - of the Notes to the Consolidated Financial Statements (Part II, Item 8 of this Report), on February 10, 2020, the Company sold $120 million in aggregate principal amount of 2.875% Convertible Senior Notes due 2026 (the “2026 notes”) and received net proceeds of approximately $115.9 million. The Company used approximately $66.25 million (excluding cash payments relating to accrued interest and fractional shares) of the proceeds and 722,423 shares of its common stock to repurchase $66.25 million aggregate principal amount of the 2024 notes through individually negotiated transactions. Following completion of the repurchase transactions, $13.75 million in aggregate principal amount of the 2024 notes remain outstanding.
The Company expects its current cash and cash equivalents and net proceeds from the 2026 notes will be sufficient to meet its operating needs for the next 12 months. The Company's actual cash needs will depend on many factors, including the timing and rate of revenue growth, including the growth of SaaS revenues, and the timing and necessary capital requirements to finance our development efforts, planned introduction of new and enhanced products and services, or acquisitions of complementary businesses, technologies, products, or services.
Critical Accounting Policies and Estimates
Our consolidated financial statements are based on the application of U.S. generally accepted accounting principles (“GAAP”). GAAP requires the use of estimates, assumptions, judgments, and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue, and expense amounts reported. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently applied. Valuations based on estimates are reviewed for reasonableness and adequacy on a consistent basis. Primary areas where financial information is subject to the use of estimates, assumptions and the application of judgment include revenue recognition, accounts receivable, inventories, accounting for business combinations, contingent consideration, goodwill and intangible assets, and taxes.
Revenue Recognition Policy

In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09, Revenue from Contracts with Customers, codified as ASC Topic 606 (“ASC 606”). The FASB issued amendments to ASC 606 during 2016. ASC 606 requires additional disclosures regarding the nature, amount, timing, and uncertainty of revenue and related cash flows arising from arrangements with customers. ASC 606 is effective for annual and interim reporting periods beginning after December 15, 2017.

The Company adopted the new standard effective January 1, 2018 using the modified retrospective method. In evaluating the impact of adoption, we reviewed significant open arrangements with customers for each revenue source and adoption did not have a material impact.

Our revenue is derived from Software as a Service (SaaS), hardware and software sales, software activation, hardware support, installations, maintenance and professional services. ASC 606 requires us to distinguish and measure performance obligations under customer contracts. Contract consideration is allocated to all performance obligations within the arrangement or contract. Performance obligations that are determined not to be distinct are combined with other performance obligations until the combined unit is determined to be distinct and that combined unit is then recognized as revenue over time or at a point in time depending on when control is transferred.

We evaluated the potential performance obligations within our Restaurant/Retail reporting segment and evaluated whether each performance obligation met the ASC 606 criteria to be considered distinct performance obligations. Revenue in the Restaurant/Retail reporting segment is recognized at a point in time for software, hardware and installations. Revenue on these items are recognized when the customer obtains control of the asset. This generally occurs upon delivery and acceptance by the customer or upon installation or delivery to a third party carrier for onward delivery to customer. Additionally, revenue in the Restaurant/Retail reporting segment relating to SaaS, Advanced Exchange programs, on-site support and other services is recognized over time as the customer simultaneously receives and consumes the benefits of the Company’s performance obligations. Our support services are stand-ready obligations that are provided over the life of the contract, generally 12 months. We offer installation services to our customers for hardware and software for which we primarily hire third-party contractors to install the equipment on our behalf. We pay the third-party contractors an installation service fee based on an hourly rate as agreed upon between us and contractor. When third-party installers are used, we determine whether the nature of our performance obligations is to provide the specified goods or services ourselves (principal) or to arrange for the third party to provide the goods or services (agent). In our customer arrangements, we are primarily responsible for providing a good or service, we have inventory risk before the good or service is transferred to the customer, and we have discretion in establishing prices. As a result, we have concluded we are the principal in the arrangement and record installation revenue on a gross basis.

The support services associated with hardware and software sales are a "stand-ready obligation" satisfied over time on the basis that customer consumes and receives a benefit from having access to our support resources, when and as needed, throughout the contract term. For this reason, the support services are recognized ratably over the term since we satisfy our obligation to stand ready by performing these services each day.

Our contracts typically require payment within 30 to 90 days from the shipping date or installation date, depending on our terms with the customer. The primary method used to estimate standalone selling price is the price that we charge for that good or service when we sell it separately under similar circumstances to similar customers. The Company determines standalone selling price as follows: Hardware, software, and software activation (one-time fee at the initial offering of software or SaaS) performance obligations are recognized at a stand-alone selling price based on the price at which the Company sells the particular good or service separately in similar circumstances and to similar customers. The stand-alone selling price for all other performance obligations, including pass-through hardware (such as terminals, printers, or card readers), hardware support (referred to as Advanced Exchange), installation, maintenance, software upgrades, and professional services (project management) is recognized by using an expected cost plus margin.

Our revenue in the Government reporting segment is recognized over time as control is generally transferred continuously to our customers. Revenue generated by the Government reporting segment is predominantly related to services provided, however, revenue is also generated through the sale of materials, software, hardware, and maintenance. For the Government reporting segment cost plus fixed fee contract portfolio, revenue is recognized over time using costs incurred to date to measure progress toward satisfying our performance obligations. Incurred cost represents work performed, which corresponds with, and thereby best depicts, the transfer of control to the customer. Contract costs include labor, material, overhead and general & administrative expenses. Profit is recognized on the fixed fee portion of the contract as costs are incurred and invoiced. Long-term fixed price contracts and programs involve the use of various techniques to estimate total contract revenue and costs. For long-term fixed price contracts, we estimate the profit on a contract as the difference between the total estimated revenue and expected costs to complete a contract and recognize that profit over the life of the contract. Contract estimates are based on various assumptions to project the outcome of future events. These assumptions include: labor productivity and availability; the complexity of the work to be performed; the cost and availability of materials; and the performance of subcontractors. Revenue and profit in future periods of contract performance are recognized using the aforesaid assumptions and adjusting the estimate of costs to complete a contract. Once the services provided are determined to be distinct or not distinct, we evaluate how to allocate the transaction price. Generally, the Government reporting segment does not sell the same good or service to similar customers and the contract performance obligations are unique to each government solicitation. The performance obligations are typically not distinct. In cases where there are distinct performance obligations, the transaction price would be allocated to each performance obligation on a ratable basis based upon the standalone selling price of each performance obligation. Cost plus margin is used for the cost plus fixed fee contract portfolios as well as the fixed price and time & materials contracts portfolios to determine the standalone selling price.

In determining when to recognize revenue, we analyze whether our performance obligations in our Government contracts are satisfied over a period of time or at a point in time. In general, our performance obligations are satisfied over a period of time. However, there may be circumstances where the latter or both scenarios could apply to a contract.

We usually expect payment within 30 to 90 days from the date of service, depending on our terms with the customer. None of our contracts as of December 31, 2019 contained a significant financing component.

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
Capitalized Software Development Costs
The Company capitalizes certain costs related to the development of computer software used in its Restaurant/Retail segment. Software development costs incurred prior to establishing technological feasibility are charged to operations and are included in research and development costs. The technological feasibility of a computer software product is established when the Company has completed all planning, designing, coding, and testing activities that are necessary to establish that the product can be produced to meet its design specifications including functions, features, and technical performance requirements. Software development costs incurred after establishing feasibility (as defined within ASC 985-20, "Costs of Software to be Sold, Leased or Marketed," for software cost related to sold as a perpetual license) are capitalized and amortized on a product-by-product basis when the product is available for general release to customers. Annual amortization, charged to cost of sales when the product is available for general release to customers, is computed using the greater of (1) the straight-line method over the remaining estimated economic life of the product, which is generally three to seven years or (2) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product. Software development is also capitalized in accordance with ASC 350-40, “Intangibles-Goodwill and Other-Internal-Use Software,” and is amortized over the expected benefit period, which generally ranges from three to seven years. Long-lived assets are tested for impairment when events or conditions indicate that the carrying value of an asset may not be fully recoverable from future cash flows.
Accounting for Business Combinations
The Company accounts for acquired businesses using the Acquisition Method, which requires that acquired assets and assumed liabilities be recorded at their respective fair values on the date of acquisition. The fair value of the consideration paid is assigned to the underlying net assets of the acquired business based on their respective fair values. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded to goodwill. Intangible assets are amortized over the expected life of the asset. Fair value determinations and useful life estimates are based on, among other factors, estimates of expected future cash flows from revenues of the intangible assets acquired, estimates of appropriate discount rates used to present value expected future cash flows, estimated useful lives of the intangible assets acquired and other factors. Although the Company believes the assumptions and estimates it has made have been reasonable and appropriate, they are based, in part, on historical experience, information obtained from the management of the acquired companies and future expectations. For these and other reasons, actual results may vary significantly from estimated results.
Contingent Consideration
The Company determines the acquisition date fair value of contingent consideration using a discounted cash flow method, with significant inputs that are not observable in the market and thus represents a Level 3 fair value measurement as defined in ASC 820, Fair Value Measurement.  As it relates to the contingent consideration associated with the Brink Acquisition and the Restaurant Magic Acquisition we may use various valuation techniques depending on the terms and conditions of the contingent consideration, including a Monte-Carlo simulation. This simulation uses probability distribution for each significant input to produce hundreds or thousands of possible outcomes and the results are analyzed to determine probabilities of different outcomes occurring. Significant increases or decreases to these inputs in isolation would result in a significantly higher or lower liability with a higher liability capped by the contractual maximum of the contingent earn-out obligation. Ultimately, the liability will be equivalent to the amount paid, and the difference between the fair value estimate and amount paid will be recorded in earnings. The amount paid that is less than or equal to the liability on the acquisition date is reflected as cash used in financing activities in our consolidated statements of cash flows. Any amount paid in excess of the liability on the acquisition date is reflected as cash used in operating activities. The Restaurant Magic Acquisition resulted in a liability for the contingent consideration being recorded in the amount of $3.3 million during 2019. The liability for the contingent consideration was established at the time of the acquisition and will be evaluated on a quarterly basis based on additional information as it becomes available.  Any change in the fair value adjustment is recorded in the earnings of that period.  During 2018, we recorded a $0.5 million adjustment to decrease the fair value of the contingent consideration related to the Brink Acquisition which was paid in full at December 31, 2019.

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
Key assumptions within the discounted cash flow model used by the Company include projected financial operating results, a long-term growth rate of 3% and, depending on the reporting unit, discount rates ranging from 13.0% to 22.0%. As stated above, because the discounted cash flow method derives value from the present value of a projected level of income stream, a modification to the Company's projected operating results, including changes to the long-term growth rate, could impact the fair value. The present value of the cash flows is determined using a discount rate based on the capital structure and capital costs of comparable public companies, as well as company-specific risk premium, as identified by the Company. A change to the discount rate could impact the fair value determination.
The market approach is a generally-accepted way of determining a value indication of a business, business ownership interest, security, or intangible asset by using one or more methods that compare the reporting unit to similar businesses, business ownership interests, securities or intangible assets that have been sold. There are two methodologies considered under the market approach: the public company method and the quoted price method.
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
The amount of goodwill carried by the Restaurant/Retail and Government reporting units is $40.7 million and $0.7 million, respectively. The estimated fair value of the Restaurant/Retail reporting unit is substantially in excess of its carrying value as a result of the Step 1 analysis performed to determine whether the fair value of the reporting units is lower than their carrying value. The estimated fair value of the Government reporting unit is substantially in excess of its carrying value as a result of the Step 1 analysis performed. There were no goodwill impairment charges recorded for the Restaurant/Retail reporting unit or the Government reporting unit for the years ended December 31, 2019 or December 31, 2018.
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
The Company uses annual revenue growth rates ranging between 3% and 29%. The high-end growth rate reflects our projected revenues from anticipated increases in installations of Brink at new customer locations. These software platforms are expected to expand our capabilities into new markets. We believe these estimates are reasonable given the size of the overall market, combined with the projected market share we expect to achieve. Overall, the projected revenue growth rates ultimately trend to an estimated long term growth rate of 3%.
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
Finally, the Company uses a discount rate of approximately 22.0% for the Restaurant/Retail reporting unit. This estimate was derived through a combination of current risk-free interest rate data, financial data from companies that PAR considers to be its competitors and was based on volatility between our historical financial projections and actual results achieved.
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
The Company reconciled the aggregate estimated fair value of the reporting units to the market capitalization of the Company noting no impairment as of December 31, 2019 or December 31, 2018 was recorded.
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

Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
PAR Technology Corporation
New Hartford, New York
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of PAR Technology Corporation (the “Company”) and subsidiaries as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, changes in shareholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2019 and 2018, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 16, 2020 expressed an unqualified opinion thereon.
Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, effective on January 1, 2019, the Company changed its method of accounting for leases due to the adoption of Accounting Standards Codification Topic 842, Leases.
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
/s/ BDO USA, LLP
New York, New York
March 16, 2020

PAR TECHNOLOGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	December 31,
Assets	2019	2018
Current assets:
Cash and cash equivalents	$28,036	$3,485
Accounts receivable-net	41,774	26,219
Inventories-net	19,326	22,737
Other current assets	4,427	3,251
Total current assets	93,563	55,692
Property, plant and equipment - net	14,351	12,575
Goodwill	41,386	11,051
Intangible assets - net	32,948	10,859
Lease right-of-use assets	3,017	—
Other assets	4,347	4,504
Total Assets	$189,612	$94,681
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$630	$—
Borrowings on line of credit	—	7,819
Accounts payable	16,385	12,644
Accrued salaries and benefits	7,769	5,940
Accrued expenses	3,176	2,113
Lease liability current portion	2,060	—
Customer deposits and deferred service revenue	12,084	9,851
Other current liabilities	—	2,550
Total current liabilities	42,104	40,917
Lease liabilities - net of current portion	1,021	—
Long-term debt	62,414	—
Deferred revenue – noncurrent	3,916	4,407
Other long-term liabilities	7,310	3,411
Total liabilities	116,765	48,735
Shareholders’ Equity:
Preferred stock, $.02 par value, 1,000,000 shares authorized, none outstanding	—	—
Common stock, $.02 par value, 29,000,000 shares authorized; 18,360,205 and 17,879,761 shares issued, 16,629,177 and 16,171,652 outstanding at December 31, 2019 and December 31, 2018, respectively	367	357
Capital in excess of par value	94,372	50,251
(Accumulated deficit) retained earnings	(10,144)	5,427
Accumulated other comprehensive loss	(5,368)	(4,253)
Treasury stock, at cost, 1,731,028 and 1,708,109 shares at December 31, 2019 and December 31, 2018, respectively	(6,380)	(5,836)
Total shareholders’ equity	72,847	45,946
Total Liabilities and Shareholders’ Equity	$189,612	$94,681
See accompanying Notes to Consolidated Financial Statements

PAR TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year ended December 31,
	2019	2018
Net revenues:
Product	$66,329	$78,787
Service	56,978	55,282
Contract	63,925	67,177
Total net revenues	187,232	201,246
Costs of sales:
Product	51,147	60,694
Service	39,368	42,107
Contract	58,243	59,982
Total costs of sales	148,758	162,783
Gross margin	38,474	38,463
Operating expenses:
Selling, general and administrative	37,014	34,983
Research and development	13,372	12,412
Amortization of identifiable intangible assets	1,219	966
Total operating expenses	51,605	48,361

Other (expense) income, net	(1,503)	306
Interest expense, net	(4,571)	(387)
Loss before provision for income taxes	(19,205)	(9,979)
Benefit from (provision for) income taxes	3,634	(14,143)
Net loss	$(15,571)	$(24,122)
Basic Loss per Share:
Net loss	$(0.96)	$(1.50)
Diluted Loss per Share:
Net loss	$(0.96)	$(1.50)
Weighted average shares outstanding
Basic	16,223	16,041
Diluted	16,223	16,041
See accompanying Notes to Consolidated Financial Statements

PAR TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year ended December 31,
	2019	2018

Net loss	$(15,571)	$(24,122)
Other comprehensive loss, net of applicable tax:
Foreign currency translation adjustments	(1,115)	(823)
Comprehensive loss	$(16,686)	$(24,945)
See accompanying Notes to Consolidated Financial Statements

PAR TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(in thousands)

(in thousands)	Common Stock		Capital in excess of Par Value	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Shareholders’ Equity
	Shares	Amount				Shares	Amount

Balances at December 31, 2017	17,677	$354	$48,349	$29,549	$(3,430)	(1,708)	$(5,836)	$68,986

Net loss				(24,122)				(24,122)
Issuance of common stock upon the exercise of stock options	168	3	863					866
Net issuance of restricted stock awards	34	—						—
Equity based compensation			1,039					1,039
Foreign currency translation adjustments					(823)			(823)
Balances at December 31, 2018	17,879	$357	$50,251	$5,427	$(4,253)	(1,708)	$(5,836)	$45,946

Net loss				(15,571)				(15,571)
Issuance of common stock upon the exercise of stock options	256	5	1,428					1,433
Net issuance of restricted stock awards	225	5	(5)					—
Treasury stock acquired from employees upon exercise of stock options						(23)	(544)	(544)
Equity based compensation			2,706					2,706
Acquisition consideration			27,527					27,527
Convertible notes conversion discount (net of taxes $4.1 million and issuance costs of $1.1 million)			12,465					12,465
Foreign currency translation adjustments					(1,115)			(1,115)
Balances at December 31, 2019	18,360	$367	$94,372	$(10,144)	$(5,368)	(1,731)	$(6,380)	$72,847
See accompanying Notes to Consolidated Financial Statements

PAR TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(15,571)	$(24,122)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization, and accretion	7,255	4,730
Impairment loss	—	1,585
Provision for bad debts	830	805
Provision for obsolete inventory	597	845
Equity based compensation	2,706	1,039
Change in fair value of contingent consideration	—	(450)
Deferred income tax	(4,002)	13,809
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(15,640)	3,053
Inventories	1,864	(1,836)
Other current assets	(1,004)	958
Other assets	436	(197)
Accounts payable	3,741	(1,688)
Accrued expenses	4,241	(3,274)
Customer deposits	1,243	1,349
Other long-term liabilities	(2,825)	(455)
Net cash used in operating activities	(16,129)	(3,849)
Cash flows from investing activities:
Acquisitions, net of cash acquired	(19,835)	—
Capital expenditures	(2,462)	(3,948)
Capitalization of software costs	(4,068)	(3,892)
Proceeds from sale of business	2,482	1,126
Net cash used in provided by investing activities	(23,883)	(6,714)
Cash flows from financing activities:
Payments of long-term debt	—	(380)
Payment of contingent consideration for Brink Earn Out	(2,550)	—
Payments on bank borrowing	(17,459)	(50,470)
Proceeds on bank borrowing	9,640	57,339
Proceeds from notes payable, net of issuance costs	75,039	—
Proceeds from stock awards	1,433	860
Treasury stock acquired from employees	(544)	—
Net cash provided by financing activities	65,559	7,349
Effect of exchange rate changes on cash and cash equivalents	(996)	99
Net increase (decrease) in cash and cash equivalents	24,551	(3,115)
Cash and cash equivalents at beginning of period	3,485	6,600
Cash and cash equivalents at end of period	$28,036	$3,485

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,293	$308
Income taxes, net of refunds	(321)	285

Non-cash investing and financing:
Notes payable for AccSys	$2,000	$—
Common stock to be issued for AccSys	27,527	—
Contingent consideration for AccSys	3,340	—

See accompanying Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Summary of Significant Accounting Policies
Nature of Business

PAR Technology Corporation (the "Company" or "PAR," "we," or "us"), through its consolidated subsidiaries, operates in two segments - the Restaurant/Retail segment and the Government segment. The Restaurant/Retail segment provides point-of-sale (POS) software, hardware, and integrated technical solutions to the restaurant and retail industries. The Government segment provides intelligence, surveillance, and reconnaissance solutions and mission systems support to the United States Department of Defense and other Federal agencies. In addition, the consolidated financial statements include corporate and eliminations, which is comprised of enterprise-wide functional departments.

Basis of consolidation

The consolidated financial statements include the accounts of PAR Technology Corporation and its consolidated subsidiaries (ParTech, Inc., ParTech (Shanghai) Company Ltd., PAR Springer-Miller Systems, Inc., Springer-Miller Canada, ULC, PAR Canada ULC, Brink Software, Inc., AccSys, LLC, PAR Government Systems Corporation and Rome Research Corporation), collectively referred to as the “Company.” All significant intercompany transactions have been eliminated in consolidation.

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

Contingent consideration

The Company determines the acquisition date fair value of contingent consideration using a discounted cash flow method, with significant inputs that are not observable in the market and thus represents a Level 3 fair value measurement as defined in ASC 820, Fair Value Measurement.  As it relates to the contingent consideration associated with the Brink Acquisition and the Restaurant Magic Acquisition we may use various valuation techniques depending on the terms and conditions of the contingent consideration, including a Monte-Carlo simulation. This simulation uses probability distribution for each significant input to produce hundreds or thousands of possible outcomes and the results are analyzed to determine probabilities of different outcomes occurring. Significant increases or decreases to these inputs in isolation would result in a significantly higher or lower liability with a higher liability capped by the contractual maximum of the contingent earn-out obligation. Ultimately, the liability will be equivalent to the amount paid, and the difference between the fair value estimate and amount paid will be recorded in earnings. The amount paid that is less than or equal to the liability on the acquisition date is reflected as cash used in financing activities in our consolidated statements of cash flows. Any amount paid in excess of the liability on the acquisition date is reflected as cash used in operating activities. The Restaurant Magic Acquisition resulted in a liability for the contingent consideration being recorded in the amount of $3.3 million during 2019. The liability for the contingent consideration was established at the time of the acquisition and will be evaluated quarterly based on additional information as it becomes available.  Any change in the fair value adjustment is recorded in the earnings of that period.  During 2018, we recorded a $0.5 million adjustment to decrease the fair value of the contingent consideration related to the Brink Acquisition which was paid in full at December 31, 2019.
Revenue recognition policy

See Note 4 – Revenue Recognition – for revenue recognition policy and disclosures.

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

Other current liabilities

Other current liabilities represent the fair value of the contingent consideration payable related to the Brink Acquisition. At December 31, 2018, the amount in other current liabilities related to contingent consideration was $2.5 million and was paid in full as of December 31, 2019.

Other long-term liabilities

Other long-term liabilities represent amounts owed to employees that participate in the Company’s Deferred Compensation Plan and contingent consideration payable related to the Restaurant Magic Acquisition. Amounts owed to employees participating in the Deferred Compensation Plan at December 31, 2019 were $3.2 million as compared to $3.4 million at December 31, 2018. At December 31, 2019 the amount of contingent consideration in other long-term liabilities was $3.3 million.

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

Other income, net

The components of other income, net from continuing operations for the years ended December 31 are as follows:

	Year ended December 31 (in thousands)
	2019	2018

Foreign currency loss	$(83)	$(258)
Rental loss-net	(996)	(865)
Gain on sale of real estate	—	649
Fair value adjustment contingent consideration	—	450
Other	(424)	330
Other income, net	$(1,503)	$306

In 2018, we recorded a $0.5 million adjustment to decrease the fair value of the Company's contingent consideration related to the Brink Acquisition. Also, during 2019 and 2018, the Company incurred a net loss on rental contracts of approximately $1.0 million and $0.9 million, respectively.

Identifiable intangible assets

The Company's identifiable intangible assets represent intangible assets acquired in the Brink Acquisition, the Drive-Thru Acquisition, the Restaurant Magic Acquisition and software development costs.  The Company capitalizes certain software development costs for software used in its Restaurant/Retail reporting segment. Software development costs incurred prior to establishing technological feasibility are charged to operations and included in research and development costs.  The technological feasibility of a software product is established when the Company has completed all planning, designing, coding, and testing activities that are necessary to establish that the software product meets its design specifications, including functionality, features, and technical performance requirements. Software development costs incurred after establishing technological feasibility for software sold as a perpetual license, (as defined within ASC 985-20, Software – "Costs of Software to be sold, Leased, or Marketed" - for software cost related to sold as a perpetual license) are capitalized and amortized on a product-by-product basis when the software product is available for general release to customers. Included in "Acquired and internally developed software costs" in the table below are approximately $2.5 million and $3.0 million of costs related to software products that have not satisfied the general release threshold as of December 31, 2019 and December 31, 2018, respectively. These software products are expected to satisfy the general release threshold within the next 12 months.  Software development is also capitalized in accordance with ASC 350-40, “Intangibles - Goodwill and Other - Internal - Use Software,” and is amortized over the expected benefit period, which generally ranges from three to seven years. Long-lived assets are tested for impairment when events or conditions indicate that the carrying value of an asset may not be fully recoverable from future cash flows. Software costs capitalized during the years ended 2019 and 2018 were $4.1 million and $3.9 million, respectively.

Annual amortization charged to cost of sales when a product is available for general release to customers is computed using the greater of (a) the straight-line method over the remaining estimated economic life of the product, generally three to seven years or (b) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product.  Amortization of capitalized software costs amounted to $3.3 million and $3.5 million, in 2019 and 2018, respectively.

The components of identifiable intangible assets, excluding discontinued operations, are:

	December 31, (in thousands)
	2019	2018	Estimated Useful Life
Acquired and internally developed software costs	$36,137	$18,972	3 - 7 years
Customer relationships	4,860	160	7 years
Non-compete agreements	30	30	1 year
	41,027	19,162
Less accumulated amortization	(12,389)	(11,708)
	$28,638	$7,454
Internally developed software costs not meeting general release threshold	2,500	3,005
Trademarks, trade names (non-amortizable)	1,810	400	Indefinite
	$32,948	$10,859

The expected future amortization of these intangible assets assuming straight-line amortization of capitalized software costs and acquisition related intangibles is as follows (in thousands):

2020	$6,340
2021	5,493
2022	4,315
2023	3,186
2024	3,186
Thereafter	6,118
Total	$28,638

The Company has tested for impairment of indefinite lived intangible assets during the fourth quarter of its fiscal year.  To value the indefinite lived intangible assets, the Company utilizes the royalty method to estimate the fair values of the trademarks and trade names. There was no impairment to indefinite lived intangible assets in 2019 or 2018. The Company recorded an impairment charge of $0.7 million and $1.6 million on capitalized software related to its food safety software solution which had been included in costs of service for the years ended December 31, 2019 and December 31, 2018, respectively.

Stock-based compensation

The Company recognizes all stock-based compensation to employees, including awards of employee stock options and restricted stock, in the financial statements as compensation cost over the applicable vesting periods using a straight-line expense recognition method, based on their fair value on the date of grant.

Loss per share

Basic loss per share are computed based on the weighted average number of common shares outstanding during the period.  Diluted earnings/loss per share reflect the dilutive impact of outstanding stock options and restricted stock awards. Included in the weighted average shares outstanding is the share consideration in connection with the Restaurant Magic Acquisition (See Note 2 - Acquisitions) in the amount of 908,192 for the period after the close of the transaction. The shares were issued in January 2020, however, no contingencies existed as of the date of the acquisition.

The following is a reconciliation of the weighted average shares outstanding for the basic and diluted loss per share computations (in thousands, except share and per share data):

	December 31,
	2019	2018
Net Loss	$(15,571)	$(24,122)

Basic:
Weighted average shares outstanding at beginning of year	16,041	15,949
Weighted average shares issued during the year, net	182	92
Weighted average common shares, basic	16,223	16,041
Loss from per common share, basic	$(0.96)	$(1.50)

Diluted:
Weighted average common shares, basic	16,223	16,041
Dilutive impact of stock options and restricted stock awards	—	—
Weighted average common shares, diluted	16,223	16,041
Loss per common share, diluted	$(0.96)	$(1.50)

At December 31, 2019 and 2018 there were 383,000 and 750,000 incremental shares, respectively, from the assumed exercise of stock options that were excluded from the computation of diluted earnings per share because of the anti-dilutive effect on earnings per share.  There were 308,000 restricted stock awards excluded from the computation of diluted earnings per share for the fiscal year ended 2019 and 113,000 for the fiscal year ended 2018.

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

The discounted cash flow method derives a value by determining the present value of a projected level of income stream, including a terminal value.  This method involves the present value of a series of estimated future cash flows at the valuation date by the application of a discount rate, one which a prudent investor would require before making an investment in our equity.  We consider this method to be most reflective of a market participant’s view of fair value given the current market conditions, as it is based on our forecasted results and, therefore, established this method's weighting at 80% of the fair value calculation. Key assumptions within our discounted cash flow model include projected financial operating results, a long-term growth rate of 3% and, depending on the reporting unit, discount rates ranging from 13.0% to 22.0%.  As stated above, because the discounted cash flow method derives value from the present value of a projected level of income stream, a modification to our projected operating results, including changes to the long-term growth rate, could impact the fair value.  The present value of the cash flows is determined using a discount rate based on the capital structure and capital costs of comparable public companies, as well as company-specific risk premium, as identified by us.  A change to the discount rate could impact the fair value determination.

The market approach is a generally-accepted way of determining a value indication of a business, business ownership interest, security, or intangible asset by using one or more methods that compare the reporting unit to similar businesses, business ownership interests, securities or intangible assets that have been sold.  There are two methodologies considered under the market approach: the public company method and the quoted price method. The public company method and quoted price method of valuation are based on the premise that pricing multiples of publicly traded companies can be used as a tool to be applied in valuing closely held companies.  The mechanics of the methods require the use of the stock price in conjunction with other factors to create a pricing multiple that can be used, with certain adjustments, to apply against the reporting unit’s similar factor to determine an estimate of value for the subject company.  We consider these methods appropriate because they provide an indication of fair value supported by current market conditions.  We established our weighting at 10% of the fair value calculation for the public company method and quoted price method for both the Restaurant/Retail and Government reporting units. The most critical assumption underlying the market approaches we use are the comparable companies selected.  Each market approach described above estimates revenue and earnings multiples based on the comparable companies selected.  As such, a change in the comparable companies could have an impact on the fair value determination.

The amount of goodwill was $41.4 million at December 31, 2019 and $11.1 million at December 31, 2018. There was no impairment of goodwill for the years ended December 31, 2019 or December 31, 2018.

(in thousands)	Goodwill
December 31, 2018	$11,051
Additions	30,335
December 31, 2019	$41,386

Impairment of long-lived assets

The Company evaluates the accounting and reporting for the impairment of long-lived assets in accordance with the reporting requirements of ASC 360-10, Accounting for the Impairment or Disposal of Long-Lived Assets.  The Company will recognize impairment of long-lived assets or asset groups if the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to such assets.  If the carrying value of a long-lived asset or asset group is considered impaired, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset or asset group for assets to be held and used, or the amount by which the carrying value exceeds the fair market value less cost to sell for assets to be sold.  There was no impairment charge in 2019 or 2018.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In June 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date, based on historical experience, current conditions, and reasonable and supportable forecasts. In addition, ASU 2016-13 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The amendment is effective for the Company beginning with its fiscal year ending December 31, 2020, however early application is permitted for reporting periods beginning after December 15, 2018; this standard is not expected to have a material impact on the Company's consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment.” ASU 2017-04 eliminates Step 2 from the goodwill impairment test which required entities to compute the implied fair value of goodwill. Under ASU 2017-04, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. ASU 2017-04 became effective for the Company on January 1, 2020; it is not expected to have a material impact on the Company's consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, “Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement.” ASU 2018-13 modifies the fair value measurements disclosures with the primary focus to improve effectiveness of disclosures in the notes to the financial statements that is most important to the users. The new guidance modifies the required disclosures related to the valuation techniques and inputs used, uncertainty in measurement, and changes in measurements applied. ASU 2018-13 will be effective for the Company for its fiscal year beginning after December 15, 2019 and each quarterly period thereafter. Early adoption is permitted. The Company is currently assessing the impact this new guidance may have on the Company’s consolidated financial statements and footnote disclosures.

In August 2018, the FASB issued ASU 2018-15, “Intangibles – Goodwill and Other (Topic 350) - Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.” ASU 2018-15 provides guidance on the measurement of costs for internal-use software during the design, development, and implementation stages for customers in a cloud hosting arrangement. AU 2018-15 also requires the capitalized costs associated with the design, development and implementation of cloud hosted arrangements to be amortized over the term of the hosting arrangement. ASU 2018-15 became effective for the Company on January 1, 2020; it is not expected to have a material impact on the Company's consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. This ASU removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. We are currently assessing the impact of this standard on our combined financial statements.

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

Note 2 — Acquisitions

Drive-Thru Acquisition

Effective September 30, 2019, the Company, through its wholly-owned subsidiary ParTech, Inc., acquired assets of 3M Company's Drive-Thru Communications Systems business, including the XT-1 and G5 headset systems, contracts and intellectual property associated with the business, for a purchase price of $8.4 million (total fair value of assets were $8.4 million, net of warranty liability of $1.4 million, resulting in cash paid of $7.0 million). The fair values assigned to the acquired assets and assumed liabilities in the table below are based on our best estimates and assumptions as of the reporting date and are considered preliminary pending finalization. The estimates and assumptions are subject to change as we obtain additional information during the measurement period, which may be up to one year from the acquisition date. The assets and liabilities, pending finalization, include the valuation of intangible assets.

(in thousands)	Purchase price allocation
Developed technology	$1,200
Customer relationships	3,600
Trademarks	510
Goodwill	2,390
Property, plant and equipment – net	712
Total assets	8,412
Warranty liability	1,412
Cash consideration	$7,000

The estimated fair values of the developed technology, customer relationships, and trademarks were all based on the income approach, which estimates fair value based upon the present value of cash flows that the assets are expected to generate. The method of amortization of identifiable finite-lived intangible assets is based on the expected pattern in which the estimated economic benefits of the respective assets are consumed or otherwise used up. Customer relationships and developed technology assets are amortized on a straight-line basis over their estimated useful lives of five and seven years, respectively. Of the $1,412,000 warranty liability assumed, approximately $712,000 is short-term in nature and is recorded as part of accrued expenses while the remaining $700,000 is recorded as part of other-long term liabilities.

During the year ended December 31, 2019, we incurred immaterial acquisition-related expenses, which were recorded in selling, general, and administrative expense. The Company has not presented combined pro forma financial information of the Company and the Drive-Thru Acquisition because the results of operations of the acquired business are considered immaterial.

Restaurant Magic Acquisition

Effective December 18, 2019, the Company, through its wholly-owned subsidiary ParTech, Inc., acquired 100% of the limited liability company interests of AccSys LLC (f/k/a AccSys, Inc., and otherwise known as Restaurant Magic) in consideration of approximately $43.0 million, of which approximately $13.0 million was paid in cash, $27.5 million was paid in restricted shares of Company common stock (issued in January 2020) and $2.0 million was paid by delivery of a subordinated promissory note. Following the closing of the transaction, the sellers have the opportunity through 2022 to earn additional purchase price consideration subject to the achievement of certain post-closing revenue focused milestones (“Earn-Out”). As of December 31, 2019, the value of the Earn-Out based on the Monte Carlo simulation was $3.3 million. The Earn-Out, if any, will be payable 50% in cash or subordinated promissory notes, or a combination of both, at the Company's election, and 50% in restricted shares of Company common stock. This Earn-out has no maximum payment.

The Company issued restricted stock units in connection with its assumption of awards granted by Restaurant Magic to its employees and contractors prior to the closing of the acquisition. The restricted stock units vest in equal annual installments over three (3) years. During the year ended December 31, 2019, the Company recognized an immaterial amount of equity compensation expense in selling, general, and administrative expense related to this. The fair values assigned to the acquired assets and assumed liabilities in the table below are based on our best estimates and assumptions as of the reporting date and are considered preliminary pending finalization. The estimates and assumptions are subject to change as we obtain additional information during the measurement period, which may be up to one year from the acquisition date. The assets and liabilities, pending finalization, include the valuation of intangible assets.

(in thousands)	Purchase price allocation
Developed technology	$16,400
Customer relationships	1,100
Trade name	900
Tangible assets	1,344
Goodwill	27,945
Total assets	47,689
Accounts payable and accrued expenses	629
Deferred revenue	715
Earn out liability	3,340
Consideration paid	$43,005

The estimated fair values of the developed technology, customer relationships, and trademarks were all based on the income approach, which estimates fair value based upon the present value of cash flows that the assets are expected to generate. The method of amortization of identifiable finite-lived intangible assets is based on the expected pattern in which the estimated economic benefits of the respective assets are consumed or otherwise used up. Customer relationships, trade names, and developed technology assets are amortized on a straight-line basis over their estimated useful lives of five and seven years, respectively.

During the year ended December 31, 2019, we incurred approximately $0.6 million in acquisition-related expenses, which were recorded in selling, general, and administrative expense. The Company has not presented combined pro forma financial information of the Company and the acquired Restaurant Magic business because the results of operations of the acquired business are considered immaterial.

Note 3 — Divestiture
During the second quarter of 2019, ParTech, Inc. entered into an asset purchase agreement to sell substantially all of the assets relating to the SureCheck product group within the Company's Restaurant/Retail segment. The sale does not qualify for treatment as a discontinued operation, and therefore, the SureCheck product group is included in the Company’s continuing operations for all periods presented. During the twelve months ended December 31, 2019, the Company recorded $1,213,000 of expenses related to the sale of the SureCheck product group, representing $509,000 related to inventory reserve and $704,000 in costs of service related to impairment of intangible assets for the SureCheck product group. For the three months ended December 31, 2019, the Company made adjustments of ($363,000) related to the sale, representing ($289,000) related to additional inventory reserve and ($74,000) in costs of service adjustments related to impairment of intangible assets.

Note 4 - Revenue Recognition

In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09, Revenue from Contracts with Customers, codified as ASC Topic 606 (“ASC 606”). The FASB issued amendments to ASC 606 during 2016. ASC 606 requires additional disclosures regarding the nature, amount, timing, and uncertainty of revenue and related cash flows arising from arrangements with customers. ASC 606 is effective for annual and interim reporting periods beginning after December 15, 2017.

The Company adopted the new standard effective January 1, 2018 using the modified retrospective method. In evaluating the impact of adoption, we reviewed significant open arrangements with customers for each revenue source and adoption did not have a material impact.

Our revenue is derived from Software as a Service (SaaS), hardware and software sales, software activation, hardware support, installations, maintenance and professional services. ASC 606 requires us to distinguish and measure performance obligations under customer contracts. Contract consideration is allocated to all performance obligations within the arrangement or contract. Performance obligations that are determined not to be distinct are combined with other performance obligations until the combined unit is determined to be distinct and that combined unit is then recognized as revenue over time or at a point in time depending on when control is transferred.

We evaluated the potential performance obligations within our Restaurant/Retail reporting segment and evaluated whether each performance obligation met the ASC 606 criteria to be considered distinct performance obligations. Revenue in the Restaurant/Retail reporting segment is recognized at a point in time for software, hardware and installations. Revenue on these items are recognized when the customer obtains control of the asset. This generally occurs upon delivery and acceptance by the customer or upon installation or delivery to a third party carrier for onward delivery to customer. Additionally, revenue in the Restaurant/Retail reporting segment relating to SaaS, Advanced Exchange programs, on-site support and other services is recognized over time as the customer simultaneously receives and consumes the benefits of the Company’s performance obligations. Our support services are stand-ready obligations that are provided over the life of the contract, generally 12 months. We offer installation services to our customers for hardware and software for which we primarily hire third-party contractors to install the equipment on our behalf. We pay the third-party contractors an installation service fee based on an hourly rate as agreed upon between us and contractor. When third-party installers are used, we determine whether the nature of our performance obligations is to provide the specified goods or services ourselves (principal) or to arrange for the third party to provide the goods or services (agent). In our customer arrangements, we are primarily responsible for providing a good or service, we have inventory risk before the good or service is transferred to the customer, and we have discretion in establishing prices. As a result, we have concluded we are the principal in the arrangement and record installation revenue on a gross basis.

The support services associated with hardware and software sales are a "stand-ready obligation" satisfied over time on the basis that customer consumes and receives a benefit from having access to our support resources, when and as needed, throughout the contract term. For this reason, the support services are recognized ratably over the term since we satisfy our obligation to stand ready by performing these services each day.

Our contracts typically require payment within 30 to 90 days from the shipping date or installation date, depending on our terms with the customer. The primary method used to estimate standalone selling price is the price that we charge for that good or service when we sell it separately under similar circumstances to similar customers. The Company determines standalone selling price as follows: Hardware, software, and software activation (one-time fee at the initial offering of software or SaaS) performance obligations are recognized at a stand-alone selling price based on the price at which the Company sells the particular good or service separately in similar circumstances and to similar customers. The stand-alone selling price for all other performance obligations, including pass-through hardware (such as terminals, printers, or card readers), hardware support (referred to as Advanced Exchange), installation, maintenance, software upgrades, and professional services (project management) is recognized by using an expected cost plus margin.

Our revenue in the Government reporting segment is recognized over time as control is generally transferred continuously to our customers. Revenue generated by the Government reporting segment is predominantly related to services provided, however, revenue is also generated through the sale of materials, software, hardware, and maintenance. For the Government reporting segment cost plus fixed fee contract portfolio, revenue is recognized over time using costs incurred to date to measure progress toward satisfying our performance obligations. Incurred cost represents work performed, which corresponds with, and thereby best depicts, the transfer of control to the customer. Contract costs include labor, material, overhead and general & administrative expenses. Profit is recognized on the fixed fee portion of the contract as costs are incurred and invoiced. Long-term fixed price contracts and programs involve the use of various techniques to estimate total contract revenue and costs. For long-term fixed price contracts, we estimate the profit on a contract as the difference between the total estimated revenue and expected costs to complete a contract and recognize that profit over the life of the contract. Contract estimates are based on various assumptions to project the outcome of future events. These assumptions include: labor productivity and availability; the complexity of the work to be performed; the cost and availability of materials; and the performance of subcontractors. Revenue and profit in future periods of contract performance are recognized using the aforesaid assumptions and adjusting the estimate of costs to complete a contract. Once the services provided are determined to be distinct or not distinct, we evaluate how to allocate the transaction price. Generally, the Government reporting segment does not sell the same good or service to similar customers and the contract performance obligations are unique to each government solicitation. The performance obligations are typically not distinct. In cases where there are distinct performance obligations, the transaction price would be allocated to each performance obligation on a ratable basis based upon the standalone selling price of each performance obligation. Cost plus margin is used for the cost plus fixed fee contract portfolios as well as the fixed price and time & materials contracts portfolios to determine the standalone selling price.

In determining when to recognize revenue, we analyze whether our performance obligations in our Government contracts are satisfied over a period of time or at a point in time. In general, our performance obligations are satisfied over a period of time. However, there may be circumstances where the latter or both scenarios could apply to a contract.

We usually expect payment within 30 to 90 days from the date of service, depending on our terms with the customer. None of our contracts as of December 31, 2019 contained a significant financing component.

Performance Obligations Outstanding
Our performance obligations outstanding represent the transaction price of firm, non-cancellable orders, with expected delivery dates to customers subsequent to December 31, 2019, for which work has not yet been performed. The aggregate uncompleted performance obligations attributable to each of our reporting segments is as follows (in thousands):

	December 31, 2019
	Current - under one year	Non-current - over one year
Restaurant	$12,063	$3,916
Government	—	—
TOTAL	$12,063	$3,916

	December 31, 2018
	Current - under one year	Non-current - over one year
Restaurant	$9,320	$4,407
Government	325	—
TOTAL	$9,645	$4,407
Most performance obligations over one year are related to service and support contracts, of which we expect to fulfill at a maximum of 60 months. Commissions related to service and support contracts are not significant.

During the year ended December 31, 2019, we recognized service revenue of $7.8 million that was included in contract liabilities at the beginning of the period, respectively. During the year ended December 31, 2018, we recognized service revenue of $6.8 million that was included in contract liabilities at the beginning of the period, respectively.

Disaggregated Revenue
We disaggregate revenue from contracts with customers by major product group for each of the reporting segments because we believe it best depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.
Disaggregated revenue is as follows (in thousands):

	Twelve months ended December 31, 2019
	Restaurant/Retail - Point in Time	Restaurant/Retail - Over Time	Government - Over Time
Restaurant	$92,702	$27,224	$—
Grocery	1,155	2,226	—
Mission Systems	—	—	33,512
ISR Solutions	—	—	30,413
TOTAL	$93,857	$29,450	$63,925

	Twelve months ended December 31, 2018
	Restaurant/Retail - Point in Time	Restaurant/Retail - Over Time	Government - Over Time
Restaurant	$98,353	$29,713	$—
Grocery	2,907	3,096	—
Mission Systems	—	—	34,796
ISR Solutions	—	—	32,381
TOTAL	$101,260	$32,809	$67,177

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

(in thousands)	Twelve Months Ended December 31,
	2019	2018
Total lease expense	$1,632	$1,798

Supplemental cash flow information related to leases is as follows:

(in thousands)	Twelve Months Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from leases	$1,978

Supplemental balance sheet information related to leases is as follows:

(in thousands)	December 31, 2019
Operating and finance leases
Total lease right-of-use assets	3,017
Total lease liabilities - current portion	2,060
Total lease liabilities - net of current portion	1,021
Total lease liabilities	3,081
Weighted-average remaining lease term
Operating and finance leases	3.3 years
Weighted-average discount rate
Operating and finance leases	4%

Future minimum lease payments are as follows:

(in thousands)	Operating and finance leases
2020	1,239
2021	954
2022	582
2023	574
2024	75
Thereafter	—
Total lease payments	3,424
Less: interest	(343)
Total	$3,081

Note 6 — Accounts Receivable, net
The Company’s net accounts receivable consists of:

	December 31, (in thousands)
	2019	2018
Government segment:
Billed	$11,608	$9,100
Advanced billings	(608)	(563)
	11,000	8,537
Restaurant/Retail segment:
Accounts receivable - net	30,774	17,682
	$41,774	$26,219
At December 31, 2019 and 2018, the Company had recorded allowances for doubtful accounts of $1.8 million and $1.3 million, respectively, against Restaurant/Retail segment accounts receivable.  Write-offs of accounts receivable during fiscal years 2019 and 2018 were $0.3 million and $0.4 million, respectively.  The bad debt expense which is recorded in the consolidated statements of operations was $0.8 million and $0.8 million in 2019 and 2018, respectively.
Receivables recorded as of December 31, 2019 and 2018 all represent unconditional rights to payments from customers.

Note 7 — Inventories, net
Inventories are used in the manufacture and service of Restaurant/Retail products.  The components of inventory, net consist of the following:

	December 31, (in thousands)
	2019	2018
Finished Goods	$8,320	$12,472
Work in process	—	67
Component parts	6,768	4,716
Service parts	4,238	5,482
	$19,326	$22,737

At December 31, 2019 and 2018, the Company had recorded inventory write-downs of $9.6 million and $9.8 million , respectively, against Restaurant/Retail inventories, which relate primarily to service parts.
Note 8 — Property, Plant and Equipment, net
The components of property, plant and equipment, net, are:

	December 31, (in thousands)
	2019	2018
Land	$199	$199
Building and improvements	6,983	6,983
Rental property	2,749	2,749
Software	12,015	2,226
Furniture and equipment	11,755	10,274
Construction in process	480	8,519
	34,181	30,950
Less accumulated depreciation	(19,830)	(18,375)
	$14,351	$12,575
The estimated useful lives of buildings and improvements and rental property are twenty to twenty-five years.  The estimated useful lives of furniture and equipment range from three to eight years.  Depreciation expense from continuing operations was $1.5 million and $1.2 million for 2019 and 2018, respectively.
The Company leases a portion of its headquarters facility to various tenants.  Net rent received from these leases totaled $0.3 million and $0.4 million for 2019 and 2018, respectively.
Future minimum rent payments due to the Company under these lease arrangements are approximately the following (in thousands):

2020	287
2021	183
2022	93
2023	93
2024	95
Thereafter	484
$1,235

Note 9 — Debt
On April 15, 2019, the Company sold $80.0 million aggregate principal amount of 4.500% Convertible Senior Notes due 2024 (the "2024 notes"). The 2024 notes were sold pursuant to an indenture, dated April 15, 2019, between the Company and The Bank of New York Mellon Trust Company, N.A. (“Trustee”), referred to herein as the “2024 Indenture.” The 2024 notes are senior, unsecured obligations of the Company. The 2024 notes pay interest at a rate equal to 4.500% per year. Beginning October 15, 2019, interest on the 2024 notes is payable semiannually in arrears on April 15 and October 15 of each year. Interest accrues on the 2024 notes from the last date to which interest has been paid or duly provided for or, if no interest has been paid or duly provided for, from April 15, 2019. Unless earlier converted, redeemed or repurchased, the 2024 notes mature on April 15, 2024.
The implied estimated effective rate of the liability component of the 2024 notes is 10.24%.
The 2024 notes are convertible into Company common stock at an initial conversion rate of 35.0217 shares per $1,000 principal amount of 2024 notes, subject to adjustment upon certain events.
The 2024 notes are convertible, in whole or in part, at the option of the holder, at any time prior to the close of business on the business day immediately preceding October 15, 2023, but only in the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ended on June 30, 2019 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for each of at least 20 trading days (whether or not consecutive) during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than 130% of the conversion price on such trading day; (2) during the five consecutive business day period immediately after any five consecutive trading day period (the ‘‘measurement period’’) in which the trading price per $1,000 principal amount of the 2024 notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on such trading day; (3) upon the occurrence of certain specified corporate events, including fundamental changes (as described in the Indenture); or (4) if the Company calls the 2024 notes for redemption.
In addition, regardless of the foregoing circumstances, holders may convert their 2024 notes at any time on or after October 15, 2023 until the close of business on the second business day immediately preceding the maturity date of the 2024 notes. Upon conversion, the Company may elect to settle by paying or delivering either solely cash, shares of Company common stock or a combination of cash and shares of common stock.
In accordance with ASC 470-20, the initial measurement of the 2024 Notes at fair value resulted in a liability of $62.4 million, as such, the calculated discount resulted in an implied value of the convertible feature recognized in Capital in excess of Par Value of $17.6 million. This resulted in a $2.0 million increase in interest expense for the year ended December 31, 2019, in the Company's consolidated statements of operations. Issuance costs for the transaction amounted to $4.9 million and were allocated to components on a ratable basis as follows; Capital in excess of Par Value, $1.1 million, and Long-term Debt, $3.8 million.
The 2024 Indenture contains covenants that, among other things, restricts the Company’s ability to merge, consolidate or sell, or otherwise dispose of, substantially all of its assets. These limitations are subject to a number of important qualifications and exceptions.
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

In connection with the sale of the 2024 notes, the Company recorded an income tax benefit of $4.1 million, as a discrete item for the year ended December 31, 2019 as a result of the creation of a deferred tax liability associated with the portion of the 2024 notes that was classified within stockholders' equity. While GAAP requires the offset of the deferred tax liability to be recorded in additional paid-in capital, consistent with the equity portion of the 2024 notes, the creation of the deferred tax liability produced evidence of recoverability of deferred tax assets which resulted in the release of a valuation allowance, totaling $4.1 million, reflected as an income tax benefit in the current year.

The following table summarizes information about the equity and liability components of the 2024 notes (in thousands):

December 31, 2019
Principal amount of 2024 Notes outstanding	$80,000
Unamortized discount (including unamortized debt issuance cost)	(18,955)
Total notes payable	$61,045

Equity component of notes	$17,624
Less: Deferred tax liability	(4,065)
Less: Issuance costs	(1,094)
Capital in excess of Par Value	$12,465

In connection with the sale of the 2024 notes, the Company repaid all amounts outstanding under, and terminated, its Credit Agreement, dated June 5, 2018, as amended March 4, 2019, with Citizens Bank, N.A. (the "Credit Agreement"). The Credit Agreement provided for revolving loans in an aggregate principal amount of up to $25.0 million or, during any Borrowing Base Period (as defined in the Credit Agreement), up to the lesser of $25.0 million and the Borrowing Base (as defined in the Credit

Agreement), less any principal amount outstanding. Borrowings under the Credit Agreement were scheduled to fully mature on June 5, 2021. There was a $7.8 million outstanding balance on the line of credit as of December 31, 2018.

In connection with the Restaurant Magic Acquisition, see Note 2 - Acquisitions, $2.0 million was paid by delivery of a subordinated promissory note. The note bears interest at 4.5% and requires monthly principal and interest payments of $60,391 commencing in January 2020 through December of 2022. The Company's future minimum principal payments are $0.6 million, $0.7 million and $0.7 million for 2020, 2021 and 2022, respectively.

The Company previously had a loan, collateralized by a mortgage on certain real estate. On October 1, 2018, the Company finalized a sale of the real estate held as collateral and the remaining balance on the loan was paid in full. There is no amount outstanding on the loan as of December 31, 2019 or December 31, 2018.

Note 10 — Stock Based Compensation
The Company recognizes all stock-based compensation to employees and directors, including awards of stock options and restricted stock, in the financial statements as compensation cost over the applicable vesting periods based on the fair value of the awards on the date of grant. Total stock-based compensation expense included in selling, general and administrative expense in 2019 and 2018 was $2.7 million and $1.0 million, respectively.  The amount recorded for the years ended December 31, 2019 and 2018 was recorded net of benefits of $121,000 and $18,000, respectively, as a result of forfeitures of unvested stock awards prior to the completion of the requisite service period or failure to meet requisite performance targets. The amount of total stock-based compensation includes $2.2 million and $0.7 million in 2019 and 2018, respectively, relating to restricted stock awards.
The Company has 2.0 million shares of common stock reserved for stock-based awards under its Amended and Restated 2015 Equity Incentive Plan (“2015 Plan”). The 2015 Plan provides for the grant of several different forms of stock-based awards, including stock options to purchase shares of the Company's common stock. Stock options granted under the 2015 Plan may be incentive stock options or non-qualified stock options. Generally, stock options are nontransferable other than upon death. Stock options generally vest over a one to three year period and expire ten years after the date of the grant. The Compensation Committee of the Board of Directors (Compensation Committee) has authority to administer the 2015 Plan and determine the material terms of option and other awards under the 2015 Plan.
Prior to the 2015 Plan, the Company had 2.25 million shares of common stock reserved for stock-based awards under its 2005 Equity Incentive Plan (the “2005 Plan”). The 2005 Plan provided for the award of both incentive stock options and non-qualified stock options and restricted stock awards, including both time and performance vesting. Stock options granted under the 2005 Plan are nontransferable other than upon death, generally vest over a one to three year period and expire ten years from the date of grant. Upon approval of the 2015 Plan, no further awards were available for grant under the 2005 Plan and no awards have been made under the 2005 Plan since 2015.
The below table presents information with respect to stock options under the 2015 Plan and the 2005 Plan:

	No. of Shares (in thousands)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2018	678	$7.89	$12,605
Options granted	122	24.87
Options exercised	(256)	5.60
Forfeited and canceled	(144)	7.18
Expired	—	—
Outstanding at December 31, 2019	400	$14.50
Vested and expected to vest at December 31, 2019	376	$9.81
Total shares exercisable as of December 31, 2019	152	$9.05
Shares remaining available for grant	1,100
The weighted average grant date fair value of stock options granted during 2019 and 2018 was $24.87 and $19.36, respectively.  The total intrinsic value of stock options exercised during the year ended December 31, 2019 was $5.4 million. The total intrinsic value of stock options exercised during the year ended December 31, 2018 was $1.6 million. New shares of the Company’s common stock are issued as a result of stock option exercises in 2019 and for options exercised in 2018.

The fair value of options at the date of the grant was estimated using the Black-Scholes model with the following assumptions for the respective period ending December 31:

	2019	2018
Expected option life	3.0 years	3.7 years
Weighted average risk-free interest rate	2.0%	2.2%
Weighted average expected volatility	35%	36%
Expected dividend yield	0%	0%
For the years ended 2019 and 2018, the expected option life was based on the Company’s historical experience with similar type options.  Expected volatility is based on historic volatility levels of the Company’s common stock over the preceding period of time consistent with the expected life.  The risk-free interest rate is based on the implied yield currently available on U.S. Treasury zero coupon issues with a remaining term equal to the expected life.  Stock options outstanding at December 31, 2019 are summarized as follows:

Range of Exercise Prices	Number Outstanding (in thousands)	Weighted Average Remaining Life	Weighted Average Exercise Price

$4.06 - $24.87	400	7.97 years	$14.50
At December 31, 2019, the aggregate unrecognized compensation cost of unvested equity awards, as determined using a Black-Scholes option valuation model, was $1.8 million (net of estimated forfeitures) which is expected to be recognized as compensation expense in fiscal years 2020 through 2022. The Company has not paid cash dividends on its common stock, and the Company presently intends to continue to retain earnings for reinvestment in growth opportunities.  Accordingly, it is anticipated no cash dividends will be paid in the foreseeable future.
Current year activity with respect to the Company’s non-vested restricted stock awards is as follows:

Non-vested restricted stock awards	Shares (in thousands)	Weighted Average grant- date fair value
Balance at January 1, 2019	193	$9.88
Granted	225	24.77
Vested	(13)	13.32
Forfeited and canceled	(53)	24.18
Balance at December 31, 2019	352	$23.08
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
During 2019 and 2018, the Company granted 225,000 and 79,000 restricted stock awards, respectively, at a per share price of $0.02.  For the periods ended 2019 and 2018, the Company recognized compensation expense related to performance awards based on its estimate of the probability of achievement in accordance with ASC Topic 718.
The fair value of restricted stock awards is based on the average price of the Company’s common stock on the date of grant.  The weighted average grant date fair value of restricted stock awards granted during the years 2019 and 2018 was $24.77 and $17.08, respectively.  In accordance with the terms of the restricted stock award agreements, the Company released 13,000 and 31,000 shares during 2019 and 2018, respectively.  During 2019, there were approximately 53,000 shares of restricted stock canceled, 38,000 of which were performance based restricted shares.  During 2018, there were 13,000 shares of restricted stock canceled, of which 12,000 were performance based restricted shares.

Note 11 — Income Taxes
The provision for income taxes consists of:

	Year ended December 31, (in thousands)
	2019	2018
Current income tax:
Federal	$—	$—
State	182	293
Foreign	186	41
	368	334
Deferred income tax:
Federal	(3,418)	12,004
State	(584)	1,805
	(4,002)	13,809
(Benefit from) provision for income taxes	$(3,634)	$14,143
The components of loss before income taxes consisted of the following:

	December 31,
	2019	2018
United States	$(19,092)	$(9,820)
Other Countries	(113)	(159)
Total	$(19,205)	$(9,979)

Deferred tax (liabilities) assets are comprised of the following at:

	December 31, (in thousands)
	2019	2018
Deferred tax (liabilities) assets:
Subordinated debt	$(3,659)	$—
Indefinite lived intangibles	(64)	—
Right of use assets	(756)	—
Software development costs	(1,219)	(1,954)
Acquired intangible assets	(446)	(676)
Depreciation on property, plant and equipment	(352)	—
Gross deferred tax liabilities	(6,496)	(2,630)

Allowances for bad debts and inventory	3,013	2,785
Capitalized inventory costs	141	116
Intangible assets	117	420
Employee benefit accruals	2,427	1,742
Interest Limitation	1,248	—
Lease liabilities	772	—
Federal net operating loss carryforward	8,563	6,512
State net operating loss carryforward	2,317	2,112
Tax credit carryforwards	5,777	6,176
Depreciation on property, plant and equipment	—	373
Other	912	722
Gross deferred tax assets	25,287	20,958

Less valuation allowance	(18,855)	(18,328)

Net deferred tax liabilities	$(64)	$—
The Company has Federal tax credit carryforwards of $5.4 million that expire in various tax years from 2028 to 2038.  The Company has a Federal operating loss carryforward of $24.5 million expiring from 2029 through 2037 and a Federal operating loss carryforward of $17.9 million with an unlimited carryforward period.  The Company also has state tax credit carryforwards of $0.3 million and state operating loss carryforwards of $43.3 million, which vary by jurisdiction and expire in various tax years through 2039.  In assessing the ability to realize deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

As a result of this analysis and based on the current year’s taxable income, and utilization of certain carryforwards management determined an increase in the valuation allowance in the current year to be appropriate.

In calculating the valuation allowance, the Company was not permitted to use its existing deferred tax liabilities related to its indefinite-lived intangible assets (i.e. “naked credit deferred tax liabilities”) as a source of taxable income to support the realization of its existing finite-lived deferred tax assets. Due to the Tax Act, U.S. net operating losses ("NOLs") arising in tax years ending after December 31, 2017 will no longer be subject to the limited 20-year carryforward period. Under the new law, these NOLs carry forward indefinitely, resulting in the creation of indefinite-lived deferred tax assets. Consequently, as the Company schedules its deferred taxes and considers the ability to realize its deferred tax assets in future periods, it needs to consider how existing deferred tax assets, other than historical NOLs, will reverse. If the reversal is expected to generate an indefinite carryforward NOL under the new law, this may impact the valuation allowance assessment. The indefinite carryforward period for NOLs also means that its deferred tax liabilities related to indefinite-lived intangibles, commonly referred to as “naked credits,” can be considered as support for realization. The adjustment for the 2019 “naked credit” resulted in a $0.01 million deferred tax liability.

In 2019, it was determined that the foreign tax credit carryforward of the Company would not be realizable. The reduction of the foreign tax credit carryforward resulted in a decrease in the valuation allowance for those credits. Therefore, there is no net income tax provision in 2019 related to the reduction in the foreign tax credit carryforward.

A valuation allowance is required to the extent it is more likely than not that the future benefit associated with certain Federal and state tax loss carryforwards will not be realized.

The current year income tax provision includes a reduction of the Company’s valuation allowance due to the establishment of a deferred tax liability in connection with the issuance of convertible debt. The establishment of that deferred tax liability created “future taxable income” for the utilization of existing deferred tax assets of the Company, resulting in the $4 million reduction of the Company’s valuation allowance.

The Company records the benefits relating to uncertain tax positions only when it is more likely than not (likelihood of greater than 50%), based on technical merits, that the position would be sustained upon examination by taxing authorities. Tax positions that meet the more likely than not threshold are measured using a probability-weighted approach as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement.  At December 31, 2019, the Company’s reserve for uncertain tax positions is not material and we believe we have adequately provided for its tax-related liabilities.  The Company is no longer subject to United States federal income tax examinations for years before 2014.

The provision for income taxes differed from the provision computed by applying the Federal statutory rate to income (loss) from continuing operations before taxes due to the following:

	Year ended December 31,
	2019	2018
Federal statutory tax rate	21.0%	21.0%
State taxes	(4.5)	4.4
Non deductible expenses	(0.3)	(0.6)
Tax credits	4.0	4.6
Expired tax credit	(1.3)	(3.9)
Deferred tax adjustment	(4.8)	—
Stock based compensation	1.9	0.8
Valuation allowance	3.2	(167.0)
Contingent purchase revaluation	—	(1.0)
Other	(0.3)	(0.1)
	18.9%	(141.8)%
The effective income tax rate was 18.9% and (141.8)% during the years ended December 31, 2019 and December 31, 2018, respectively. The decrease in 2019 compared to statutory tax rate of 21% was primarily due to deferred tax adjustments related to foreign tax credit carryforwards and state taxes, offset by changes in the valuation allowance and excess tax benefits resulting from the exercise of non-qualified stock options.  The effective tax rate for the year ended December 31,2018 was significantly impacted by recording a substantial increase in a valuation allowance on the entire deferred tax assets.

Note 12 — Employee Benefit Plans
The Company has a deferred profit-sharing retirement plan that covers substantially all employees. The Company’s annual contribution to the plan is discretionary. The Company did not make a contribution in 2019 or 2018.  The plan also contains a 401(k) provision that allows employees to contribute a percentage of their salary up to the statutory limitation.  These contributions were matched at the rate of 10% of employee's contribution in 2018 continuing through July 1, 2019 when contributions were matched at a rate of 50% of employee's base salary up to 6% by the Company. The Company’s matching contributions under the 401(k) component were $0.8 million and $0.4 million in 2019 and 2018, respectively.
The Company maintains an incentive-compensation plan. Participants in the plan are key employees as determined by the Board of Directors and executive management. Compensation under the plan is based on the achievement of predetermined financial performance goals of the Company and its subsidiaries.  Awards under the plan are payable in cash.  Awards under the plan totaled $2.6 million and $0.3 million, in 2019 and 2018, respectively.
The Company sponsors a deferred compensation plan for a select group of highly compensated employees.  Participants may make elective deferrals of their salary to the plan in excess of tax code limitations that apply to the Company’s qualified plan.  The Company invests the participants’ deferred amounts to fund these obligations.  The Company has the sole discretion to make employer contributions to the plan on behalf of the participants. No employer contributions were made in 2019 or 2018.
Note 13 — Contingencies
From time to time, the Company is party to legal proceedings arising in the ordinary course of business. Additionally, U.S. Government contract costs are subject to periodic audit and adjustment. Based on information currently available, and based on its evaluation of such information, the Company believes the legal proceedings in which it is currently involved are not material or are not likely to result in a material adverse effect on the Company’s business, financial condition or results of operations, or cannot currently be estimated.

The Company is a party to a proceeding filed by Kandice Neals on behalf of herself and others similarly situated (the "Neals Plaintiff") against the Company on March 21, 2019 in the Circuit Court of Cook County, Illinois County Department, Chancery Division. The complaint asserted that the Company violated the Illinois Biometric Information Privacy Act in the alleged collection, use, and storage of her and others' biometric data derived from fingerprint scans taken for authentication purposes on point-of-sale systems. The Neals lawsuit was removed to the Federal District Court for the Northern District of Illinois (the District Court") and was subsequently dismissed on December 19, 2019 without prejudice. On January 15, 2020, the Neals Plaintiff filed an amended complaint against ParTech, Inc. with the District Court. On January 29, 2020, ParTech, Inc. filed its answer and affirmative defenses to the amended complaint. The Company believes the Neals lawsuit is without merit. The Company does not currently believe an accrual is appropriate, but will continue to monitor the lawsuit to provide for probable and estimable losses.

In 2016, the Company's Audit Committee commenced an internal investigation into conduct at the Company's China and Singapore offices and voluntarily notified the SEC and the U.S. Department of Justice ("DOJ") of the internal investigation. Following the conclusion of the Audit Committee's internal investigation, the Company voluntarily reported the relevant findings of the investigation to the China and Singapore authorities. During the full year ended December 31, 2019, the Company recorded $0.6 million of expenses relating to the internal investigation, including expenses of outside legal counsel and forensic accountants, compared to $1.1 million for the full year ended December 31, 2018.

In early April 2019, the SEC notified the Company that based on current information, it did not intend to recommend an enforcement action against the Company; shortly thereafter, the DOJ advised that it did not intend to separately proceed; the Company is cooperating with the China and Singapore authorities. The Company is currently not able to predict what actions these authorities might take, or what the likely outcome of any such actions might be, or estimate the range of reasonably possible fines or penalties, which may be material. The China and Singapore authorities have a broad range of civil and criminal sanctions, and the imposition of fines or penalties could have a material adverse effect on the Company’s business, prospects, reputation, financial condition, results of operations or cash flows.
Note 14 — Segment and Related Information
The Company is organized in two segments: Restaurant/Retail and Government. Management views the Restaurant/Retail and Government segments separately in operating its business, as the products and services are different for each segment. The Company’s chief operating decision maker is the Company’s Chief Executive Officer.
The Restaurant/Retail segment offers integrated solutions to the restaurant and retail industry consisting of restaurants, grocery stores, and specialty retail outlets.  These offerings include industry leading hardware and software applications utilized at the point-of-sale, back of store and corporate office and includes the Brink Acquisition.  This segment also offers customer support including field service, installation, depot repair, and twenty-four-hour telephone support.  The Government segment performs complex technical studies, analysis, and experiments, develops innovative solutions, and provides on-site engineering in support of advanced defense, security, and aerospace systems.  This segment also provides expert on-site services for operating and maintaining U.S. Government-owned communication assets.
Information noted as “Other” primarily relates to the Company’s corporate, home office operations.

Information as to the Company’s segments is set forth below.

	Year ended December 31, (in thousands)
	2019	2018
Revenues:
Restaurant/Retail	$123,307	$134,069
Government	63,925	67,177
Total	$187,232	$201,246

Operating (loss) income :
Restaurant/Retail	$(17,427)	$(14,399)
Government	5,463	6,886
Other	(1,167)	(2,385)
	(13,131)	(9,898)
Other income, net	(1,503)	306
Interest expense, net	(4,571)	(387)
Income (loss) before provision for income taxes	$(19,205)	$(9,979)

Identifiable assets:
Restaurant/Retail	$136,308	$68,004
Government	13,454	9,867
Other	39,850	16,810
Total	$189,612	$94,681

Goodwill:
Restaurant/Retail	$40,650	$10,315
Government	736	736
Total	$41,386	$11,051

Depreciation, amortization and accretion:
Restaurant/Retail	$3,858	$4,109
Government	67	32
Other	3,330	589
Total	$7,255	$4,730

Capital expenditures including software costs:
Restaurant/Retail	$4,394	$4,307
Government	258	124
Other	1,878	3,409
Total	$6,530	$7,840

The following table presents revenues by country based on the location of the use of the product or services.

	December 31,
	2019	2018
United States	$175,180	$188,026
Other Countries	12,052	13,220
Total	$187,232	$201,246
The following table presents assets by country based on the location of the asset.

	December 31,
	2019	2018
United States	$178,226	$84,652
Other Countries	11,386	10,029
Total	$189,612	$94,681
Customers comprising 10% or more of the Company’s total revenues are summarized as follows:

	December 31,
	2019	2018
Restaurant and Retail segment:
McDonald’s Corporation	16%	19%
Yum! Brands, Inc.	25%	13%
Dairy Queen	13%	3%
Government segment:
U.S. Department of Defense	34%	33%
All Others	12%	32%
	100%	100%
No other customer within All Others represented more than 10% of the Company’s total revenue for the years ended 2019 and 2018.

Note 15 — Fair Value of Financial Instruments
The Company’s financial instruments have been recorded at fair value using available market information and valuation techniques.  The fair value hierarchy is based upon three levels of input, which are:
Level 1 − quoted prices in active markets for identical assets or liabilities (observable)
Level 2 − inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in inactive markets, or other inputs that are observable market data for essentially the full term of the asset or liability (observable)
Level 3 − unobservable inputs that are supported by little or no market activity, but are significant to determining the fair value of the asset or liability (unobservable)
The Company’s financial instruments consist primarily of cash and cash equivalents, trade receivables, trade payables, debt instruments and deferred compensation assets and liabilities. For cash and cash equivalents, trade receivables and trade payables, the carrying amounts of these financial instruments as of 2019 and 2018 were considered representative of their fair values.  The estimated fair value of the Company’s long-term debt and line of credit at 2019 and 2018 was based on variable and fixed interest rates at 2019 and 2018, respectively, for new issues with similar remaining maturities and approximates the respective carrying values at 2019 and 2018. The estimate fair value of the Notes was $102.3 million as of December 31, 2019.
The deferred compensation assets and liabilities primarily relate to the Company’s deferred compensation plan, which allows for pre-tax salary deferrals for certain key employees (see Note 12 – Employees Benefit Plans – of Notes to Consolidated Financial Statements). Changes in the fair value of the deferred compensation liabilities are derived using quoted prices in active markets of the asset selections made by the participants. The deferred compensation liabilities are classified within Level 2, as defined under U.S. GAAP, because their inputs are derived principally from observable market data by correlation to the hypothetical investments. The Company holds insurance investments to partially offset the Company’s liabilities under the deferred compensation plan, which are recorded at fair value each period using the cash surrender value of the insurance investments.
The Company has obligations, to be paid in cash, to the former owners of AccSys, based on the achievement of certain conditions as defined in the definitive agreements (see Note 1 – Summary of Significant Accounting Policies – Contingent Consideration and Note 2 – Acquisitions). During the year ended December 31, 2019 the obligation due to the former owners of Brink was settled in full.
The fair value of this contingent consideration payable, included in other long-term liabilities on the consolidated balance sheets, was estimated using a discounted cash flow method, with significant inputs that are not observable in the market and thus represents a Level 3 fair value measurement as defined in ASC 820, “Fair Value Measurements and Disclosures.” The significant inputs in the Level 3 measurement not supported by market activity included the Company’s probability assessments of expected future cash flows related to the Brink Acquisition during the contingent consideration period, appropriately discounted considering the uncertainties associated with the obligation, and calculated in accordance with the terms of the definitive agreement.  The liabilities for the contingent consideration were established at the time of the acquisition and are evaluated on a quarterly basis based on additional information as it becomes available.  Any change in the fair value adjustment is recorded in the earnings of that period.  Changes in the fair value of the contingent consideration obligations may result from changes in probability assumptions with respect to the likelihood of achieving the various contingent payment obligations. Significant increases or decreases in the inputs noted above in isolation would result in a significantly lower or higher fair value measurement.
The following table presents a summary of changes in fair value of the Company’s Level 3 liabilities that are measured at fair value on a recurring basis (in thousands):

Level 3 Inputs
Liabilities
Balance at December 31, 2017	$3,000
New level 3 liability	—
Change in fair value of contingent consideration liability	(450)
Settlement of level 3 liabilities	—
Balance at December 31, 2018	2,550
New level 3 liability	3,340
Change in fair value of contingent consideration liability	—
Settlement of level 3 liabilities	(2,550)
Balance at December 31, 2019	$3,340

Note 16 — Related Party Transactions
Prior to April 30, 2018, the Company leased its corporate wellness facility to related parties at a rate of $9,775 per month. The Company received complimentary memberships to this facility which were provided to local employees.  During 2018, the Company recognized rental income of $39,100, for the lease of the facility in each year. Expenses relating to the facility amounted to $74,000 during 2018. There was no rent receivable at December 31, 2018. This arrangement between the Company and the related party terminated on April 30, 2018.

Note 17 — Subsequent Events

Convertible Notes

On February 10, 2020, the Company issued and sold $120 million in aggregate principal amount of 2.875% Convertible Senior Notes due 2026 (the “2026 notes”).  The 2026 notes were issued pursuant to an indenture, dated February 10, 2020, between the Company and The Bank of New York Mellon Trust Company, N.A., as Trustee (the “2026 Indenture”). The Company received approximately $115.9 million of net proceeds from the issuance and sale of the 2026 notes.  Approximately $66.25 million (excluding cash payments relating to accrued interest and fractional shares) of the proceeds and 722,423 shares of the Company’s common stock was used to repurchase $66.25 million in aggregate principal amount of the Company’s 2024 notes through individually negotiated transactions.

The 2026 notes are senior, unsecured obligations of the Company.  The 2026 notes pay interest at a rate equal to 2.875% per year.  Interest on the 2026 notes is payable semiannually in arrears on April 15 and October 15 of each year, beginning October 15, 2020.  Interest accrues on the 2026 notes from the last date to which interest has been paid or duly provided for or, if no interest has been paid or duly provided for, from April 15, 2020.  Unless earlier converted, redeemed or repurchased, the 2026 notes mature on April 15, 2026.  The 2026 notes are convertible, at the option of the holder, at any time prior to the close of business on the business day immediately preceding October 15, 2025, but only in the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on March 31, 2020 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for each of at least 20 trading days (whether or not consecutive) during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than 130% of the conversion price on such trading day; (2) during the five consecutive business day period immediately after any five consecutive trading day period (the ‘‘measurement period’’) in which the trading price per $1,000 principal amount of the 2026 notes, as determined following a request by a holder of the 2026 notes, for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on such trading day; (3) upon the occurrence of certain specified corporate events; or (4) if the Company has called the 2026 notes for redemption.  In addition, regardless of the foregoing circumstances, holders may convert their 2026 notes at any time on or after October 15, 2025 until the close of business on the second business day immediately preceding the maturity date.  Upon conversion, the Company may satisfy its conversion obligation by paying or delivering, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of Company common stock, at the Company’s election.

The 2026 Indenture contains customary Events of Default (as defined in the 2026 Indenture), including: default in the payment when due (at maturity, upon redemption or otherwise) of the principal of the 2026 notes; default for 30 days in the payment when due of interest on the 2026 notes; failure to comply with covenants and other obligations under the 2026 Indenture, including delivery of required notices and obligations in connection with conversion, in certain cases subject to notice and grace periods; payment defaults and accelerations with respect to other indebtedness of the Company and its significant subsidiaries in the aggregate principal amount of $15.0 million or more; failure by the Company or its significant subsidiaries to pay certain final judgments aggregating in excess of $15.0 million within 60 consecutive days of such final judgment; and specified events involving bankruptcy, insolvency or reorganization of the Company or its significant subsidiaries.

Upon an Event of Default, the Trustee or the holders of at least 25% in aggregate principal amount of the 2026 notes then outstanding may declare all the 2026 notes to be due and payable immediately.  In the case of Events of Default relating to bankruptcy, insolvency, or reorganization, all outstanding 2026 notes will become due and payable immediately without further action or notice.

Note Repurchase Transactions

On or about February 10, 2020, the Company repurchased $66.25 million aggregate principal amount of the 2024 notes pursuant to individually negotiated repurchase agreements with holders of the 2024 notes. The Company paid approximately $66.25 million (excluding cash payments relating to accrued interest and fractional shares) and issued 722,423 shares of its common stock in consideration for the repurchased 2024 notes. Following completion of the repurchases, $13.75 million in aggregate principal amount of the 2024 notes remain outstanding.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of December 31, 2019. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2019.

Changes in Internal Control Over Financial Reporting.

As previously disclosed, during the fourth quarter of 2019, the Company implemented an enterprise resource planning system (“ERP”) and other associated financial consolidation and reporting systems. In connection with this implementation, the Company made modifications to a subset of processes that comprise the Company's internal control over financial reporting, as necessary, to accommodate related changes in the Company's systems and business processes. To date, this implementation has not had, and the Company does not expect that it will have, a material adverse affect on the Company's internal control over financial reporting. Except as disclosed above, there were no changes in the Company's internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. GAAP. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2019 based on the framework and criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2019 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with U.S. GAAP. We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors.

Our independent registered public accounting firm, BDO USA, LLP, independently assessed the effectiveness of our internal control over financial reporting as of December 31, 2019, as stated in the firm’s attestation report, which appears on the following page.

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
PAR Technology Corporation
New Hartford, New York

Opinion on Internal Control over Financial Reporting

We have audited PAR Technology Corporation’s (the “Company’s”) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company and subsidiaries as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, changes in shareholders’ equity, and cash flows for the years then ended, and the related notes and our report dated March 16, 2020 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management's Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
March 16, 2020

Item 9B. Other Information

Not Applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
The information required by this item will be included in our definitive proxy statement with respect to our 2020 Annual Meeting of Stockholders to be filed with the SEC and is incorporated herein by reference as it appears under the headings, “Proposal 1: Election of Directors and Executive Officers,” “Directors,” “Corporate Governance - Code of Conduct,” and “Corporate Governance - Committees - Audit Committee.”

Item 11.	Executive Compensation.
The information required by this item will be included in our definitive proxy statement with respect to our 2020 Annual Meeting of Stockholders to be filed with the SEC and is incorporated herein by reference as it appears under the headings, “Director Compensation” and “Executive Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item will be included in our definitive proxy statement with respect to our 2020 Annual Meeting of Stockholders to be filed with the SEC and is incorporated herein by reference as it appears under the headings, “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
The information required by this item will be included in our definitive proxy statement with respect to our 2020 Annual Meeting of Stockholders to be filed with the SEC and is incorporated herein by reference as it appears under the headings, “Transactions with Related Persons” and “Corporate Governance – Director Independence.”

Item 14.	Principal Accountant Fees and Services.
The information required by this item will be included in our definitive proxy statement with respect to our 2020 Annual Meeting of Stockholders to be filed with the SEC and is incorporated herein by reference as it appears under the heading, “Principal Accountant Fees and Services.”
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
(a) 3. Exhibits

		Incorporated by reference into this Annual Report on Form 10-K
Exhibit Number	Exhibit Description	Form (File No.)	Exhibit	Date Filed/Furnished

2.1	Interest Purchase Agreement, dated November 7, 2019, by and among the Drew D. Peloubet Family Trust DTD 6/29/09, Steven A. Roberts, Gary Saling, PJCDSG, Inc., ParTech, Inc., PAR Technology Corporation and Drew D. Peloubet	Form 8-K (File No. 001-09720)	2.1	11/7/2019

2.2	Bill of Sale, dated September 4, 2019, by and among 3M Company and the Selling Subsidiaries and ParTech, Inc.	Form 8-K (File No. 001-09720)	2.1	9/30/2019

2.3 ***	Stock Purchase Agreement, dated as of September 18, 2014, among Brink Software Inc., the Shareholders, ParTech, Inc. and PAR Technology Corporation	Form 10-Q (File No. 001-09720)	10.3	11/14/2014

3.1	Certificate of Incorporation, as amended May 22, 2014	Form 8-K (File No. 001-09720)	3(i)	5/29/2014

3.2	By-laws, as amended May 22, 2014	Form 8-K (File No. 001-09720)	3(ii)	5/29/2014

4.1	Specimen Certificate for shares of common stock	Form S-2 (File No. 333-04077)	4	5/20/1996

4.2	Indenture, dated as of February 10, 2020, between PAR Technology Corporation, as Issuer, and the Bank of New York Mellon Trust Company, N.A., as Trustee	Form 8-K (File No. 001-09720)	4.1	2/10/2020

4.3	Indenture, dated as of April 15, 2019, between PAR Technology Corporation, as Issuer, and the Bank of New York Mellon Trust Company, N.A., as Trustee	Form 8-K (File No. 001-09720)	4.1	4/15/2019

4.6	Description of Securities	Form 10-K (File No. 001-09720)		Filed herewith

10.1 ††	PAR Technology Corporation 2005 Equity Incentive Plan, as amended	Form S-8 (File No. 333-187246)	4.1	3/14/2013

		Incorporated by reference into this Annual Report on Form 10-K
Exhibit Number	Exhibit Description	Form (File No.)	Exhibit	Date Filed

10.2 ††	PAR Technology Corporation Restricted Stock Agreement pursuant to the 2005 Equity Incentive Plan (Form)	Form 10-Q (File No. 001-09720)	10.1	8/8/2013

10.3 ††	PAR Technology Corporation 2005 Equity Incentive Plan Notice of Award (Form)	Form 10-K (File No. 001-09720)	10.17	3/14/2014

10.4 ††	PAR Technology Corporation 2005 Equity Incentive Plan Outside Director Notice of Restricted Stock Award and Agreement (Form)	Form 10-K (File No. 001-09720)	10.21	3/31/2015

10.5 ††	PAR Technology Corporation 2005 Equity Incentive Plan Notice of Award and Agreement (Form)	Form 10-K (File No. 001-09720)	10.23	3/31/2015

10.6 ††	PAR Technology Corporation 2015 Equity Incentive Plan	Form S-8 (File No. 333-208063)	4.2	11/16/2015

10.7 ††	PAR Technology Corporation 2015 Equity Incentive Plan Notice of Award (Form)	Form S-8 (File No. 333-208063)	4.3	11/16/2015

10.8 ††	PAR Technology Corporation 2015 Equity Incentive Plan Outside Director Notice of Restricted Stock Award and Agreement (Form)	Form S-8 (File No. 333-208063)	4.4	11/16/2015

10.9 ††	PAR Technology Corporation 2015 Equity Incentive Plan - Grant Notice - Option Award and Option Award Agreement (Form Effective November 2017)	Form 10-K (File No. 001-09720)	10.16	3/16/2018

10.10 ††	PAR Technology Corporation 2015 Equity Incentive Plan - Grant Notice - Restricted Stock Award and Restricted Stock Award Agreement (Form Effective November 2017, employees and directors)	Form 10-K (File No. 001-09720)	10.17	3/16/2018

10.11 ††	Amended and Restated PAR Technology Corporation 2015 Equity Incentive Plan	Form S-8 (File No. 333-232589)	99.1	7/9/2019

10.12 ††	Form of Amended and Restated PAR Technology Corporation 2015 Equity Incentive Plan - Grant Notice - Option Award and Option Award Agreement	Form 10-Q (File No. 001-09720)	10.2	8/7/2019

10.13 ††	Form of Amended and Restated PAR Technology Corporation 2015 Equity Incentive Plan - Grant Notice - Restricted Stock Award and Restricted Stock Award Agreement	Form 10-Q (File No. 001-09720)	10.3	8/7/2019

		Incorporated by reference into this Annual Report on Form 10-K
Exhibit Number	Exhibit Description	Form (File No.)	Exhibit	Date Filed

10.14 ††	Grant Notice - Restricted Stock Award and Restricted Stock Award Agreement, Grant Date May 13, 2019, Savneet Singh	Form 10-Q (File No. 001-09720)	10.4	8/7/2019

10.15 ††	Form of Amended and Restated PAR Technology Corporation 2015 Equity Incentive Plan - Grant Notices - Restricted Stock Unit Award and Restricted Stock Unit Award Agreement			Filed herewith

10.16 ††	Employment Offer Letter, dated December 10, 2015, between Matthew Cicchinelli and PAR Technology Corporation	Form 10-K (File No. 001-09720)	10.28	3/30/2016

10.17 ††	Employment Offer Letter, dated November 14, 2016, between Bryan Menar and PAR Technology Corporation	Form 10-K (File No. 001-09720)	10.22	4/17/2017

10.18 ††	Employment Agreement, dated December 4, 2018, between PAR Technology Corporation and Savneet Singh	Form 10-K (File No. 001-09720)	10.35	3/18/2019

10.19 ††	Employment Letter: Service as Chief Executive Officer, dated March 22, 2019, between PAR Technology Corporation and Savneet Singh	Form 10-Q (File No. 001-09720)	10.2	5/7/2019

10.20 ††	Employment Letter: Service as Chief Executive Officer, dated February 27, 2020, between PAR Technology Corporation and Savneet Singh			Filed herewith

10.21	Credit Agreement, dated June 5, 2018, among PAR Technology Corporation, the Loan Parties and Citizens Bank, N.A.	Form 10-Q (File No. 001-09720)	10.1	8/9/2018

10.22	First Amendment to Credit Agreement dated March 4, 2019 among PAR Technology Corporation, the Loan Parties and Citizens Bank, N.A.	Form 10-K (File No. 001-09720)	10.36	3/18/2019

10.23	Purchase Agreement, dated February 5, 2020, by and between PAR Technology Corporation and Jefferies LLC, as Initial Purchaser	Form 8-K (File No. 001-09720)	10.1	2/10/2020

Incorporated by reference into this Annual Report on Form 10-K
Exhibit Number	Exhibit Description	Form (File No.)	Exhibit	Date Filed
10.24	Purchase Agreement, dated April 15, 2019, by and between PAR Technology Corporation and Jefferies LLC, as Initial Purchaser	Form 8-K (File No. 001-09720)	10.1	4/15/2019

21	Subsidiaries of PAR Technology Corporation			Filed herewith

23.1	Consent of BDO USA, LLP			Filed herewith

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended			Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended			Filed herewith

32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350			Furnished herewith

32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350			Furnished herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document			Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document			Filed herewith

101.INS	XBRL Instance Document			Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document			Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document			Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document			Filed herewith

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

PAR TECHNOLOGY CORPORATION

March 16, 2020	/s/ Savneet Singh
Savneet Singh
Chief Executive Officer & President
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Savneet Singh	Chief Executive Officer, President & Director
Savneet Singh	(Principal Executive Officer)	March 16, 2020

/s/ Bryan A. Menar	Chief Financial and Accounting Officer
Bryan A. Menar	(Principal Financial Officer and Principal Accounting Officer)	March 16, 2020

/s/ Cynthia A. Russo
Cynthia A. Russo	Director	March 16, 2020

/s/ Douglas G. Rauch
Douglas G. Rauch	Director	March 16, 2020

/s/ John W. Sammon
John W. Sammon	Director	March 16, 2020

/s/ James C. Stoffel
James C. Stoffel	Director	March 16, 2020