Form 10-Q
period 2020-03-31
PAR TECHNOLOGY CORP
filed 2020-05-11
CIK 708821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2020
OR
☐  TRANSITION REPORT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From __________ to __________
Commission File Number: 1-09720

PAR TECHNOLOGY CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	16-1434688
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
PAR Technology Park
8383 Seneca Turnpike
New Hartford, New York	13413-4991
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code:  (315) 738-0600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of exchange on which registered
Common Stock	PAR	New York Stock Exchange

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

Large Accelerated Filer ☐	Accelerated Filer ☑
Non-Accelerated Filer ☐	Smaller Reporting Company ☐
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

As of May 1, 2020, 18,243,672 shares of the registrant’s common stock, $0.02 par value, were outstanding.

PAR TECHNOLOGY CORPORATION

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share and per share amounts)

Assets	March 31, 2020	December 31, 2019
Current assets:
Cash and cash equivalents	$60,089	$28,036
Accounts receivable – net	42,819	41,774
Inventories – net	23,339	19,326
Other current assets	7,191	4,427
Total current assets	133,438	93,563
Property, plant and equipment – net	14,052	14,351
Goodwill	41,386	41,386
Intangible assets – net	33,103	32,948
Lease right-of-use assets	2,729	3,017
Other assets	4,274	4,347
Total Assets	$228,982	$189,612
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$639	$630
Accounts payable	16,603	16,385
Accrued salaries and benefits	6,495	7,769
Accrued expenses	2,893	3,176
Lease liabilities - current portion	2,000	2,060
Customer deposits and deferred service revenue	9,732	12,084
Total current liabilities	38,362	42,104
Lease liabilities - net of current portion	805	1,021
Deferred service revenue – non current	4,535	3,916
Long-term debt	101,916	62,414
Other long-term liabilities	7,068	7,310
Total liabilities	152,686	116,765
Commitments and contingencies
Shareholders’ Equity:
Preferred stock, $.02 par value, 1,000,000 shares authorized	—	—
Common stock, $.02 par value, 29,000,000 shares authorized; 19,291,289 and 18,360,205 shares issued, 18,244,350 and 16,629,177 outstanding at March 31, 2020 and December 31, 2019, respectively	386	367
Additional paid in capital	106,600	94,372
Accumulated deficit	(21,054)	(10,144)
Accumulated other comprehensive loss	(5,167)	(5,368)
Treasury stock, at cost, 1,046,939 shares and 1,731,028 shares at March 31, 2020 and December 31, 2019, respectively	(4,469)	(6,380)
Total shareholders’ equity	76,296	72,847
Total Liabilities and Shareholders’ Equity	$228,982	$189,612
See accompanying notes to unaudited interim condensed consolidated financial statements

PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2020	2019
Net revenues:
Product	$18,634	$15,517
Service	18,775	14,043
Contract	17,323	15,122
	54,732	44,682
Costs of sales:
Product	14,905	11,241
Service	12,646	10,268
Contract	16,134	13,650
	43,685	35,159
Gross margin	11,047	9,523
Operating expenses:
Selling, general and administrative	11,427	8,564
Research and development	4,865	3,060
Amortization of identifiable intangible assets	210	—
	16,502	11,624
Operating loss	(5,455)	(2,101)
Other expense, net	(625)	(430)
Interest expense, net	(1,972)	(146)
Loss on extinguishment of debt	(8,123)	—
Loss before benefit from (provision for) income taxes	(16,175)	(2,677)
Benefit from (provision for) income taxes	5,265	(52)
Net loss	$(10,910)	$(2,729)
Basic Earnings per Share:
Net loss	$(0.61)	$(0.17)
Diluted Earnings per Share:
Net loss	$(0.61)	$(0.17)
Weighted average shares outstanding:
Basic	17,941	16,044
Diluted	17,941	16,044
See accompanying notes to unaudited interim condensed consolidated financial statements

PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2020	2019
Net loss	$(10,910)	$(2,729)
Other comprehensive income (loss), net of applicable tax:
Foreign currency translation adjustments	201	(10)
Comprehensive loss	$(10,709)	$(2,739)
See accompanying notes to unaudited interim condensed consolidated financial statements

PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited, in thousands, except share and per share amounts)

	Common Stock		Additional Paid in Capital	Accumulated deficit	Accumulated Other Comprehensive Loss	Treasury Stock		Total Shareholders’ Equity
	Shares	Amount				Shares	Amount

Balances at December 31, 2019	18,360	$367	$94,372	$(10,144)	$(5,368)	1,731	$(6,380)	$72,847
Net loss	—	—	—	(10,910)	—	—	—	(10,910)
Issuance of common stock upon the exercise of stock options	2	—	30	—	—		—	30
Net issuance of restricted stock awards	21	—	—	—	—		—	—
Treasury stock acquired from employees upon vesting or forfeiture of restricted stock	—	—	—	—	—	38	(524)	(524)
Issuance of restricted stock for acquisition	908	19	—	—	—	—	—	19
Equity component of redeemed 2024 convertible notes, net of deferred taxes and issuance costs	—	—	(7,988)	—	—	(722)	2,435	(5,553)
Equity component of issued 2026 convertible notes, net of deferred taxes and issuance costs	—	—	19,097	—	—	—	—	19,097
Stock-based compensation	—	—	1,089	—	—	—	—	1,089
Foreign currency translation adjustments	—	—	—	—	201	—	—	201
Balances at March 31, 2020	19,291	$386	$106,600	$(21,054)	$(5,167)	1,047	$(4,469)	$76,296

Balances at December 31, 2018	17,878	$357	$50,251	$5,427	$(4,253)	1,708	$(5,836)	$45,946
Net loss	—	—	—	(2,729)	—	—	—	(2,729)
Issuance of common stock upon the exercise of stock options	78	—	30	—	—	—	—	30
Stock-based compensation	—	—	248	—	—	—	—	248
Foreign currency translation adjustments	—	—	—	—	(10)	—	—	(10)
Balances at March 31, 2019	17,956	$357	$50,529	$2,698	$(4,263)	1,708	$(5,836)	$43,485
See accompanying notes to unaudited interim condensed consolidated financial statements

PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(10,910)	$(2,729)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and accretion	3,142	1,012
Current expected credit losses	244	107
Provision for obsolete inventory	1,188	588
Stock-based compensation	1,089	248
Loss on debt extinguishment	8,123	—
Deferred income tax	(5,386)	—
Changes in operating assets and liabilities:
Accounts receivable	(1,289)	(3,199)
Inventories	(5,201)	(490)
Other current assets	(2,764)	(1,848)
Other assets	85	(240)
Accounts payable	218	2,150
Accrued salaries and benefits	(1,646)	(795)
Accrued expenses	(283)	110
Customer deposits and deferred service revenue	(1,733)	2,089
Other long-term liabilities	—	(213)
Net cash used in operating activities	(15,123)	(3,210)
Cash flows from investing activities:
Capital expenditures	(188)	(887)
Capitalization of software costs	(1,852)	(1,036)
Net cash used in investing activities	(2,040)	(1,923)
Cash flows from financing activities:
Payments of long-term debt	(154)	—
Payment of contingent consideration	—	(2,550)
Payments of bank borrowings	—	(16,777)
Proceeds from bank borrowings	—	25,097
Payments for the extinguishment of notes payable	(66,250)	—
Proceeds from notes payable, net of issuance costs	115,916	—
Treasury stock acquired from employees upon vesting or forfeiture of restricted stock	(153)	—
Proceeds from exercise of stock options	30	30
Net cash provided by financing activities	49,389	5,800
Effect of exchange rate changes on cash and cash equivalents	(173)	(10)
Net increase in cash and cash equivalents	32,053	657
Cash and cash equivalents at beginning of period	28,036	3,485
Cash and equivalents at end of period	$60,089	$4,142

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$953	$115
Additions to right-of-use assets and operating lease liabilities	—	3,717
See accompanying notes to unaudited interim condensed consolidated financial statements

PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Basis of presentation

The accompanying unaudited interim condensed consolidated financial statements ("unaudited condensed consolidated financial statements") of PAR Technology Corporation (the “Company” or “PAR”, "we","us") have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements and the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements.  In the opinion of management, the Company's unaudited condensed consolidated financial statements include all normal and recurring adjustments necessary in order to make the unaudited condensed consolidated financial statements not misleading and to provide a fair presentation of the results for the interim period included in this Quarterly Report on Form 10-Q (“Quarterly Report”). Interim results are not necessarily indicative of results for the full year or any future periods. The information included in this Quarterly Report should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the Securities and Exchange Commission (“SEC”) on March 16, 2020.

The preparation of the unaudited condensed consolidated financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the period.  Significant items subject to such estimates and assumptions include revenue recognition, stock-based compensation, the recognition and measurement of assets acquired and liabilities assumed in business combinations at fair value, the carrying amount of property, plant and equipment including right-to-use assets and liabilities, identifiable intangible assets and goodwill, the measurement of liabilities and equity recognized for outstanding convertible notes, valuation allowances for receivables, inventories, and measurement of contingent consideration at fair value. Actual results could differ from those estimates.

The Company operates in two distinct reporting segments, Restaurant/Retail and Government. The Company’s chief operating decision maker is the Company’s Chief Executive Officer. The Restaurant/Retail reporting segment provides point-of-sale (POS) software and hardware, back-office software, and integrated technical solutions to the restaurant and retail industries. The Government reporting segment provides intelligence, surveillance, and reconnaissance solutions and mission systems support to the United States Department of Defense and other Federal agencies. In addition, the unaudited condensed consolidated financial statements include corporate and eliminations, which is comprised of enterprise-wide functional departments.

Additionally, the Company has reclassified certain costs and expenses in the condensed consolidated statement of operations for the three months ended March 31, 2019, amounting to $0.3 million, from amortization of intangible assets to cost of service to conform to the current period presentation. These reclassifications had no effect on previously reported total costs and operating expenses and net loss.

Use of Estimates

Preparation of the unaudited interim condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period.

Due to the COVID-19 pandemic, there has been uncertainty and disruption in the global economy and financial markets. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of May 11, 2020, the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change, as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.

Recently Adopted Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (the FASB) issued Accounting Standards Update ("ASU") 2016-13, "Financial Instruments – Credit Losses (Topic 326): "Measurement of Credit Losses on Financial Instruments." ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date, based on historical experience, current conditions, and reasonable and supportable forecasts. In addition, ASU 2016-13 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The Company adopted ASU 2016-13 effective January 1, 2020, and the application of the standard had no material impact on the Company's financial results for the quarter ended March 31, 2020.

In January 2017, the FASB issued ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment.” ASU 2017-04 eliminates Step 2 from the goodwill impairment test which required entities to compute the implied fair value of goodwill. Under ASU 2017-04, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The Company adopted ASU 2017-04 effective January 1, 2020, and the application of the standard had no material impact on the Company's financial results for the quarter ended March 31, 2020.

In August 2018, the FASB issued ASU 2018-13, “Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement.” ASU 2018-13 modifies the fair value measurement disclosures with the primary focus to improve effectiveness of disclosures in the notes to the financial statements that is most important to the users. ASU 2018-13 modifies the required disclosures related to the valuation techniques and inputs used, uncertainty in measurement, and changes in measurements applied. The Company adopted ASU 2018-13 effective January 1, 2020, and the application of the standard had no material impact on the Company's financial results for the quarter ended March 31, 2020.

In August 2018, the FASB issued ASU 2018-15, “Intangibles – Goodwill and Other (Topic 350) - Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.” ASU 2018-15 provides guidance on the measurement of costs for internal-use software during the design, development, and implementation stages for customers in a cloud hosting arrangement. ASU 2018-15 also requires the capitalized costs associated with the design, development and implementation of cloud hosted arrangements to be amortized over the term of the hosting arrangement. The Company adopted ASU 2018-15 effective January 1, 2020, and the application of the standard had no material impact on the Company's financial results for the quarter ended March 31, 2020.

Recently Issued Accounting Pronouncements Not Yet Adopted

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): "Simplifying the Accounting for Income Taxes", which is intended to simplify various requirements related to accounting for income taxes. ASU  2019-12 removes certain exceptions to the general principles in Topic 740 and clarifies and amends existing guidance to improve consistent application. ASU 2019-12 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company is currently assessing the impact of this standard on its unaudited condensed consolidated financial statements.

With the exception of the new standards discussed above, there were no other recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2020 that are of significance or potential significance to the Company, as compared to the recent accounting pronouncements described in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Note 2 - Revenue Recognition

Our revenue is derived from Software as a Service (SaaS), hardware and software sales, software activation, hardware support, installations, maintenance and professional services. ASC 606: "Revenue from Contracts with Customers" requires us to distinguish and measure performance obligations under customer contracts. Contract consideration is allocated to all performance obligations within the arrangement or contract. Performance obligations that are determined not to be distinct are combined with other performance obligations until the combined unit is determined to be distinct and that combined unit is then recognized as revenue over time or at a point in time depending on when control is transferred.

We evaluated the potential performance obligations within our Restaurant/Retail reporting segment and evaluated whether each performance obligation met the ASC 606 criteria to be considered distinct performance obligations. Revenue in the Restaurant/Retail reporting segment is recognized at a point in time for software, hardware and installations. Revenue on these items are recognized when the customer obtains control of the asset. This generally occurs upon delivery and acceptance by the customer or upon installation or delivery to a third party carrier for onward delivery to customer. Additionally, revenue in the Restaurant/Retail reporting segment relating to SaaS, our hardware Advanced Exchange, on-site support and other services is recognized over time as the customer simultaneously receives and consumes the benefits of the Company’s performance obligations. Our support services are stand-ready obligations that are provided over the life of the contract, generally 12 months. We offer installation services to our customers for hardware and software for which we primarily hire third-party contractors to install the equipment on our behalf. We pay third-party contractors installation service fees at mutually agreed rates. When third-party installers are used, we determine whether the nature of our performance obligations is to provide the specified goods or services ourselves (principal) or to arrange for a third-party to provide the goods or services (agent). In direct customer arrangements, we have discretion over our pricing; we are primarily responsible for providing a good or service; and we have inventory risk before the good or service is transferred to the customer. As a result, we have concluded that we are the principal in the arrangement and record installation revenue on a gross basis.

Our contracts typically require payment within 30 to 90 days from the shipping date or installation date. The primary method used to estimate stand-alone selling price, is by referring to the price that we charge for that good or service when we sell it separately under similar circumstances to similar customers. The Company determines stand-alone selling price as follows: hardware, software (on-premises and SaaS) and software activation (which is a one-time fee charged at the initial offering of software) performance obligations are recognized at a stand-alone selling price based on the price at which the Company sells the particular good or service separately in similar circumstances and to similar customers. The stand-alone selling price for all other performance obligations, including: pass-through hardware, such as terminals, printers, or card readers; hardware support, including Advanced Exchange, installation and maintenance; software upgrades; and professional services, including project management, is recognized by using an expected cost plus margin.

Our revenue in the Government reporting segment is generally recognized over time as control of products or services is generally transferred continuously to our customers. While revenue generated by the Government reporting segment is predominantly related to services, we do generate revenue from sales of materials, software, hardware, and maintenance. For the Government reporting segment, cost plus fixed fee contract portfolio revenue is recognized over time using costs incurred as of a determination date, to measure progress toward satisfying our performance obligations. Incurred costs represent work performed, which corresponds with, and thereby best depicts, the transfer of control to the customer. Contract costs include labor, material, overhead, and general and administrative expenses. Profit is recognized on the fixed fee portion of the contract as costs are incurred and invoiced. Long-term fixed price contracts and programs involve the use of various techniques to estimate total contract revenue and costs. For long-term fixed price contracts, we estimate the profit, as the difference between the total estimated revenue and expected costs to complete a contract, and recognize it over the life of the contract. Contract estimates are based on various assumptions to project the outcome of future events. These assumptions include: labor productivity and availability; the complexity of the work to be performed; the cost and availability of materials; and the performance of subcontractors. Revenue and profit in future periods of contract performance are recognized using the same assumptions, adjusted for estimated costs to complete a contract. Once the services provided are determined to be distinct or not distinct, we evaluate how to allocate the transaction price. Generally, the Government reporting segment does not sell the same good or service to similar customers and the contract performance obligations are unique to each government contract. The performance obligations are typically not distinct; however, in cases where there are distinct performance obligations, the transaction price is allocated to each performance obligation ratably, based upon the stand-alone selling price of each performance obligation. Cost plus margin is used for the cost plus fixed fee contract portfolios as well as the fixed price and time and materials contracts portfolios to determine the stand-alone selling price.

In determining when to recognize revenue, we analyze whether our performance obligations in our Government contracts are satisfied over a period of time or at a point in time. In general, our performance obligations are satisfied over a period of time. However, there may be circumstances where the latter or both scenarios could apply to a contract.

We generally anticipate receipt of payment within 30 to 90 days from the date of service. None of our contracts as of December 31, 2019 or March 31, 2020 contained a significant financing component.

Performance Obligations Outstanding

The Company's performance obligations outstanding represent the transaction price of firm, non-cancellable orders, with expected delivery dates to customers subsequent to March 31, 2020 and March 31, 2019, respectively, for work that has not yet been performed. The activity of outstanding performance obligations as is relates to customer deposits and deferred service revenue is as follows:

(in thousands)	2020	2019
Beginning balance - January 1	$16,000	$14,134
Deferral of revenue	8,579	7,023
Recognition of revenue	(8,571)	(6,047)
Changes in customer deposits	(1,741)	1,237
Ending balance - March 31	$14,267	$16,347
In the Restaurant/Retail reporting segment most performance obligations over one year are related to service and support contracts, approximately 59% of which we expect to fulfill within the one-year period and 100% within 60 months.

During the three months ended March 31, 2020 and March 31, 2019, we recognized revenue of $7.2 million and $5.7 million, respectively, included in the contract liabilities at the beginning of the respective period.

The value of existing contracts in the Government reporting segment at March 31, 2020, net of amounts relating to work performed to that date, was approximately $136.1 million, of which $34.5 million was funded, and at December 31, 2019, net of amounts relating to work performed to that date, was approximately $148.7 million, of which $32.8 million was funded. The value of existing contracts, net of amounts relating to work performed to that date are expected to be recognized over time as follows (in thousands):

Next 12 Months	$52,796
Months 13-24	35,110
Months 25-36	27,924
Thereafter	20,227
TOTAL	$136,057

Disaggregated Revenue
The Company disaggregates revenue from customer contracts by major product group for each reporting segment. The Company believes this method best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. Disaggregation of revenue for the three months ended March 31, 2020 and March 31, 2019 is as follows:

(in thousands)	Three months ended March 31, 2020
	Restaurant/Retail - Point in Time	Restaurant/Retail - Over Time	Government - Over Time
Restaurant/Retail	$28,838	$8,571	$—
Mission Systems	—	—	8,448
ISR Solutions	—	—	8,875
TOTAL	$28,838	$8,571	$17,323

(in thousands)	Three months ended March 31, 2019
	Restaurant/Retail - Point in Time	Restaurant/Retail - Over Time	Government - Over Time
Restaurant/Retail	$23,023	$5,103	$—
Grocery	490	944	—
Mission Systems	—	—	8,546
ISR Solutions	—	—	6,576
TOTAL	$23,513	$6,047	$15,122

Practical Expedients and Exemptions

The Company generally expenses sales commissions when incurred because the amortization period is less than one year or the total amount of commissions is immaterial. We record these expenses in selling, general and administrative in the condensed consolidated statements of operations.

We elected to exclude from the transaction price measurement, all taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction and collected by the Company from a customer (for example, sales, use, value added, and some excise taxes).

Note 3 — Acquisitions

Drive-Thru Acquisition

Effective September 30, 2019, the Company, through its wholly-owned subsidiary ParTech, Inc. ("ParTech"), acquired assets of 3M Company's Drive-Thru Communications Systems business, including the XT-1 and G5 headset systems, contracts and intellectual property associated with the business, for a purchase price of $8.4 million (total fair value of assets were $8.4 million, net of warranty liability of $1.4 million, resulting in cash paid of $7.0 million) (the "Drive-Thru Acquisition").

Restaurant Magic Acquisition

Effective December 18, 2019, the Company, through ParTech, acquired 100% of the limited liability company interests of AccSys LLC (f/k/a AccSys, Inc., and otherwise known as Restaurant Magic) in base consideration of approximately $43.0 million, of which approximately $13.0 million was paid in cash, $27.5 million was paid in restricted shares of Company common stock (issued in January 2020) and $2.0 million was paid by delivery of a subordinated promissory note (the "Restaurant Magic Acquisition"). Topic 805: "Business Combinations" allows entities a measurement period of up to one year from the acquisition date to finalize the allocation. The measurement period remains open pending the completion of valuation procedures related to the acquired tangible and intangible assets and assumed liabilities. Following the closing of the transaction, the sellers have the opportunity through 2022 to earn additional purchase price consideration subject to the achievement of certain post-closing revenue focused milestones (“Earn-Out”). As of December 31, 2019 and March 31, 2020, the value of the Earn-Out based on the Monte Carlo simulation was $3.3 million. The Earn-Out, if any, will be payable 50% in cash or subordinated promissory notes, or a combination of both, at the Company's election, and 50% in restricted shares of Company common stock. This Earn-out has no maximum payment.

The Company issued restricted stock units in connection with its assumption of awards granted by Restaurant Magic to its employees and contractors prior to the closing of the acquisition.

The fair values assigned to the acquired assets and assumed liabilities presented in the table below are based on our best estimates and assumptions as of the reporting date:

(in thousands)	Purchase price allocation
Developed technology	$16,400
Customer relationships	1,100
Trade name	900
Tangible assets	1,344
Goodwill	27,945
Total assets	47,689
Accounts payable and accrued expenses	629
Deferred revenue	715
Earn out liability	3,340
Consideration paid	$43,005

Unaudited Pro Forma Financial Information

For the three months ended March 31, 2020, the Drive-Thru Acquisition and Restaurant Magic Acquisition resulted in additional revenues of $3.5 million and $2.2 million, respectively. The Company has determined it is impractical to report the amounts of net loss for the Drive-Thru and Restaurant Magic acquisition for each entity for the quarter ended March 31, 2020. The following unaudited pro forma financial information presents our results as if the Drive-Thru Acquisition and Restaurant Magic Acquisition amounts of net loss had occurred January 1, 2019:

(in thousands)	Three months ended March 31, 2019
Total revenue	$51,352
Net loss	$(263)
Note 4 — Divestiture

Sale of SureCheck

During the second quarter of 2019, ParTech entered into an asset purchase agreement to sell substantially all of the assets relating to the SureCheck product group within the Company's Restaurant/Retail reporting segment. The sale does not qualify for treatment as a discontinued operation, and therefore, the SureCheck product group is included in the Company’s continuing operations for all periods presented.

Note 5 — Accounts Receivable, Net

The Company’s accounts receivable, net, consists of:

	March 31, 2020	December 31, 2019
Government reporting segment:
Billed	$9,895	$11,608
Advanced billings	(754)	(608)
	9,141	11,000

Restaurant/Retail reporting segment:	33,678	30,774
Accounts receivable - net	$42,819	$41,774

At March 31, 2020 and December 31, 2019, the Company recorded allowances for doubtful accounts of $2.1 million and $1.8 million, respectively, against the accounts receivable for the Restaurant/Retail reporting segment. The changes in the allowance for doubtful accounts during the three months ended March 31, 2020 were as follows:

(in thousands)	2020
Beginning balance - January 1	$1,849
Provisions	380
Write-offs	(156)
Recoveries	—
Ending balance - March 31	$2,073

Receivables recorded as of March 31, 2020 and December 31, 2019 all represent unconditional rights to payments from customers.

Note 6 — Inventories

Inventories are primarily used in the manufacture, maintenance and service of products within the Restaurant/Retail reporting segment.  The components of inventories, net, consist of the following:

(in thousands)	March 31, 2020	December 31, 2019
Finished goods	$11,630	$8,320
Component parts	7,370	6,768
Service parts	4,339	4,238
	$23,339	$19,326

At March 31, 2020 and December 31, 2019, the Company had inventory reserves of $11.4 million and $9.8 million, respectively, against inventories used in the Restaurant/Retail reporting segment, which relate primarily to service parts.

Note 7 — Identifiable Intangible Assets and Goodwill

Identifiable intangible assets represent intangible assets acquired by the Company in connection with its acquisition of Brink Software Inc. ("Brink Acquisition"), the Drive-Thru Acquisition and the Restaurant Magic Acquisition, and software development costs.  The Company capitalizes certain software development costs for software used in its Restaurant/Retail reporting segment. Software development costs incurred prior to establishing technological feasibility are charged to operations and included in research and development costs.  The technological feasibility of a software product is established when the Company has completed all planning, designing, coding, and testing activities necessary to establish that the software product meets its design specifications, including functionality, features, and technical performance requirements. Software development costs incurred after establishing technological feasibility of software sold as a perpetual license, as defined within ASC 985-20, "Software – Costs of Software to be sold, Leased, or Marketed", are capitalized and amortized on a product-by-product basis when the software product is available for general release to customers. Included in "Acquired and internally developed software costs" in the table below are approximately $4.4 million and $2.5 million of costs related to software products that have not satisfied the general release threshold as of March 31, 2020 and December 31, 2019, respectively. These software products are expected to satisfy the general release threshold within the next 12 months. Software development costs are also capitalized in accordance with ASC 350-40, “Intangibles - Goodwill and Other - Internal - Use Software,” and are amortized over the expected benefit period, which generally ranges from three to five years. Software development costs capitalized during the three months ended March 31, 2020 and March 31, 2019 were $1.8 million and $1.0 million, respectively.

Annual amortization, charged to cost of sales is computed using the straight-line method over the remaining estimated economic life of software products, generally three to five years. Amortization of capitalized software development costs from continuing operations for the three months ended March 31, 2020 and 2019 were $1.6 million and $0.5 million, respectively.

Amortization of intangible assets acquired in the Brink Acquisition, the Drive-Thru Acquisition and the Restaurant Magic Acquisition equaled $0.2 million, $0.2 million and $0.6 million, respectively, for the three month period ended March 31, 2020 compared to $0.2 million related to the Brink Acquisition for the three month period ended March 31, 2019.

The components of identifiable intangible assets are:

(in thousands)	March 31, 2020	December 31, 2019	Estimated Useful Life
Acquired and internally developed software costs	$36,137	$36,137	3 - 5 years
Customer relationships	4,860	4,860	7 years
Non-competition agreements	30	30	1 year
	41,027	41,027
Less accumulated amortization	(14,087)	(12,389)
	$26,940	$28,638
Internally developed software costs not meeting general release threshold	4,353	2,500
Trademarks, trade names (non-amortizable)	1,810	1,810	Indefinite
	$33,103	$32,948

The expected future amortization of intangible assets, assuming straight-line amortization of capitalized software development costs and acquisition related intangibles and excluding software costs not meeting the general release threshold, is as follows (in thousands):

2020, remaining	$3,837
2021	4,112
2022	5,311
2023	4,182
2024	4,182
Thereafter	5,316
Total	$26,940

The Company operates in two reporting segments, Restaurant/Retail and Government, which are also the Company's identified reporting units. The Company tests goodwill for impairment on an annual basis, or more often if events or circumstances indicate that there may be impairment of goodwill. Goodwill is assigned to a specific reporting unit at the date the goodwill is initially recorded; once assigned, goodwill no longer retains its association with a particular acquisition and all of the activities within the reporting unit, whether acquired from a third-party or organically acquired, are available to support the value of the goodwill.  The amount of goodwill carried by the Restaurant/Retail and Government reporting unit was $41.4 million at March 31, 2020 and December 31, 2019, respectively. The Company recognized additions to goodwill as part of the Drive-Thru Acquisition and Restaurant Magic Acquisition as indicated in Note 3.

The Company is actively monitoring the impacts of COVID-19 that could impact the need to consider a triggering event in the future. As of December 31, 2019 and March 31, 2020, the goodwill asset balance was $41.4 million. No impairment charges were recorded for the periods ended March 31, 2020 or March 31, 2019.
Note 8 — Debt

On April 15, 2019, the Company sold $80.0 million in aggregate principal amount of 4.500% Convertible Senior Notes due 2024 (the "2024 Notes"). The 2024 Notes were sold pursuant to an indenture, dated April 15, 2019 (the "2024 Indenture"), between the Company and The Bank of New York Mellon Trust Company, N.A. (“Trustee”). The 2024 Notes pay interest at a rate equal to 4.500% per year, payable semiannually in arrears on April 15 and October 15 of each year, beginning October 15, 2019. Interest accrues on the 2024 Notes from the last date to which interest has been paid or duly provided for or, if no interest has been paid or duly provided for, from April 15, 2019. Unless earlier converted, redeemed or repurchased, the 2024 Notes mature on April 15, 2024.

On February 10, 2020, the Company sold $120.0 million in aggregate principal amount of 2.875% Convertible Senior Notes due 2026 (the "2026 Notes" and, together with the 2024 Notes, the "Notes"). The 2026 Notes were sold pursuant to an indenture, dated February 10, 2020 (the "2026 Indenture" and, together with the 2024 Indenture, the "Indentures"), between the Company and The Bank of New York Mellon Trust Company, N.A., as Trustee. The 2026 Notes pay interest at a rate equal to 2.875% per year, payable semiannually in arrears on April 15 and October 15 of each year, beginning October 15, 2020. Interest accrues on the

2026 Notes from the last date to which interest has been paid or duly provided for or, if no interest has been paid or duly provided for, from April 15, 2020. Unless earlier converted, redeemed or repurchased, the 2026 Notes mature on April 15, 2026.

The Company used approximately $66.3 million (excluding cash payments relating to accrued interest and fractional shares) from its sale of the 2026 Notes and issued 722,423 shares of common shares at $32.43 per share out of treasury stock with an average cost basis of $3.37 per share per share to repurchase approximately $66.3 million in aggregate principal amount of the 2024 Notes through individually negotiated transactions. Of the total price paid for the 2024 Notes, $59.0 million was allocated to the 2024 Notes settlement,  $30.8 million was allocated to the equity component, and $1.0 million was used to pay off accrued interest on the 2024 Notes.  The consideration transferred was allocated to the liability and equity components of the 2024 Notes using the equivalent rate that reflected the borrowing rate for a similar non-convertible debt instrument immediately prior to settlement. The transaction resulted in a loss on settlement of convertible notes of $8.1 million, which is recorded as a Loss on extinguishment of debt in the Company’s unaudited condensed consolidated statement of operations. The loss represents the difference between (i) the fair value of the liability component and (ii) the sum of the carrying value of the debt component and any unamortized debt issuance costs at the time of settlement.

The implied estimated effective rate of the liability component of the 2024 Notes and 2026 Notes is 10.24% and 7.33%, respectively.

The Notes are senior, unsecured obligations of the Company. The 2024 Notes and the 2026 Notes are convertible, in whole or in part, at the option of the holder, upon the occurrence of specified events or certain fundamental changes set forth in the Indentures prior to the close of business on the business day immediately preceding October 15, 2023 and October 15, 2025, respectively; and, thereafter, at any time until the close of business on the second business day immediately preceding maturity. The 2024 Notes are convertible into Company common stock at an initial conversion rate of 35.0217 shares per $1,000 principal amount and the 2026 Notes are convertible into Company common stock at an initial conversion rate of 23.2722 shares per $1,000 principal amount. Upon conversion, the Company may elect to settle by paying or delivering either solely cash, shares of Company common stock or a combination of cash and shares of common stock.

In accordance with ASC 470-20 "Debt with Conversion and Other Options — Beneficial Conversion Features", the initial measurement of the 2024 Notes at fair value resulted in a liability of $62.4 million, as such, the calculated discount resulted in an implied value of the convertible feature recognized in Additional Paid in Capital of $17.6 million. In accordance with ASC 470-20, the initial measurement of the 2026 Notes at fair value resulted in a liability of $93.8 million, as such, the calculated discount resulted in an implied value of the convertible feature recognized in Additional Paid in Capital of $26.2 million. Issuance costs for the transactions amounted to $4.9 million and $4.2 million for the 2024 Notes and 2026 Notes, respectively. These costs were allocated to debt and equity components on a ratable basis. For the 2024 Notes this amounted to $3.8 million and $1.1 million to the debt and equity components, respectively. For the 2026 Notes this amounted to $3.1 million and $1.1 million to the debt to equity components, respectively.

The Indentures contain covenants that, among other things, restrict the Company’s ability to merge, consolidate or sell, or otherwise dispose of, substantially all of its assets and customary Events of Default (as defined in the Indentures).

In connection with the sale of the 2026 Notes, the Company recorded an income tax benefit of $5.4 million in the first quarter of 2020 as a result of the creation of a deferred tax liability associated with the portion of the 2026 Notes that was classified within stockholders' equity. While GAAP requires the offset of the deferred tax liability to be recorded in additional paid-in capital, consistent with the equity portion of the 2026 Notes, the creation of the deferred tax liability produced evidence of recoverability of the Company's net deferred tax assets which resulted in the release of a valuation allowance, totaling $5.4 million, reflected as an income tax benefit in the first quarter of 2020.

The following table summarizes information about the net carrying amounts of the 2024 Notes and 2026 Notes as of March 31, 2020:

(in thousands)	2024 Notes	2026 Notes
Principal amount of 2024 Notes outstanding	$13,750	$120,000
Unamortized discount (including unamortized debt issuance cost)	(3,219)	(29,804)
Total long-term portion of notes payable	$10,531	$90,196

The following table summarizes interest expense recognized:

(in thousands)	Three Months Ended March 31, 2020
	2020	2019
Contractual interest expense	$(1,014)	$(146)
Amortization of debt issuance costs and discount	(958)	—
Total interest expense	$(1,972)	$(146)

The following table summarizes the future principal payments for the 2024 Notes and 2026 Notes (in thousands):

2020, remaining	$—
2021	—
2022	—
2023	—
2024	13,750
Thereafter	120,000
$133,750

In connection with the Restaurant Magic Acquisition, see Note 3 - Acquisitions, $2.0 million was paid by delivery of a subordinated promissory note. The note bears interest at 4.5% per annum, with monthly payments of principal and interest in the amount of $60,391 payable beginning January 15, 2020 through maturity on December 15, 2022. As of March 31, 2020, the outstanding balance of the subordinated promissory note was $1.8 million of which $0.7 million was in the current portion of long-term debt. The Company's future minimum principal payments are $0.5 million, $0.7 million and $0.7 million for the remainder of 2020, 2021 and 2022, respectively.

Note 9 — Stock Based Compensation

The Company applies the fair value recognition provisions of ASC Topic 718: "Stock Compensation". The Company recorded stock based compensation of $1.1 million and $0.2 million for the three month periods ended March 31, 2020 and March 31, 2019, respectively. At March 31, 2020, the aggregate unrecognized compensation expense related to unvested equity awards was $10.1 million (net of estimated forfeitures), which is expected to be recognized as compensation expense in fiscal years 2020 through 2023.

The fair value of options at the date of the grant was estimated using the Black-Scholes model with the following assumptions for the respective period ending March 31, 2020:

March 31, 2020
Expected option life	4.4 years
Weighted average risk-free interest rate	0.4%
Weighted average expected volatility	47%
Expected dividend yield	0%
Fair value of options granted	$4.87

A summary of stock option activity for the three months ended March 31, 2020:

(in thousands)	Options Outstanding	Weighted Average Exercise Price
Outstanding at January 1, 2020	410	14.50
Granted	587	12.64
Exercised	(2)	11.66
Canceled/forfeited	(44)	—
Outstanding at March 31, 2020	951	13.40

A summary of non-vested restricted stock activity for the three months ended March 31, 2020:

(in thousands)	Restricted Stock Awards	Weighted Average Award Value
Outstanding at Balance at January 1, 2020	171	23.53
Granted	21	29.19
Vested	(122)	25.82
Forfeited and cancelled	(38)	14.97
Outstanding at March 31, 2020	32	28.73

A summary of non-vested restricted stock units ("RSU") activity for the three months ended March 31, 2020:

(in thousands)	RSU Awards	Weighted Average Award Value
Outstanding at Balance at January 1, 2020	—	—
Granted	360	12.64
Vested	—	—
Forfeited and cancelled	—	—
Outstanding at March 31, 2020	360	12.64

Note 10 — Net loss per share

Earnings per share are calculated in accordance with ASC Topic 260: "Earnings per Share", which specifies the computation, presentation and disclosure requirements for earnings per share (EPS).  It requires the presentation of basic and diluted EPS.  Basic EPS excludes all dilution and is based upon the weighted average number of shares of common stock outstanding during the period.  Diluted EPS reflects the potential dilution that would occur if convertible securities or other contracts to issue common stock were exercised. For the three months ended March 31, 2020, there were 951,000 anti-dilutive stock options outstanding compared to 486,000 as of March 31, 2019. The potential effect of the conversion feature with respect to the 2024 Notes and 2026 Notes (See Note 8 - Debt) was excluded from the diluted net loss per share as of March 31, 2020 as the Company's closing stock price on March 31, 2020 did not exceed the initial conversion price of $28.55 per share or $42.97 per share, respectively. The potential shares from the 2024 Notes and 2026 Notes at the initial conversion rate was approximately 481,548 and 2,792,664, respectively.

The following is a reconciliation of the weighted average of shares of common stock outstanding for the basic and diluted EPS computations:

(in thousands, except per share data)	Three Months Ended March 31,
	2020	2019
Net loss	$(10,910)	$(2,729)

Basic:
Shares outstanding at beginning of period	16,629	16,041
Weighted average shares issued during the period, net	1,312	3
Weighted average common shares, basic	17,941	16,044
Net loss per common share, basic	$(0.61)	$(0.17)
Diluted:
Weighted average common shares, basic	17,941	16,044
Weighted average common shares, diluted	17,941	16,044
Net loss per common share, diluted	$(0.61)	$(0.17)

Note 11 — Contingencies

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

In 2016, the Company's Audit Committee commenced an internal investigation into conduct at the Company's China and Singapore offices and voluntarily notified the SEC and the U.S. Department of Justice ("DOJ") of the internal investigation. Following the conclusion of the Audit Committee's internal investigation, the Company voluntarily reported the relevant findings of the investigation to the China and Singapore authorities. In early April 2019, the SEC notified the Company that based on current information, it did not intend to recommend an enforcement action against the Company; shortly thereafter, the DOJ advised that it did not intend to separately proceed. The Company is cooperating with the China and Singapore authorities, but is currently not able to predict what actions these authorities might take, or what the likely outcome of any such actions might be, or fully estimate the range of reasonably possible fines or penalties, which may be material. The China and Singapore authorities have a broad range of civil and criminal sanctions, and the imposition of fines or penalties could have a material adverse effect on the Company’s business, prospects, reputation, financial condition, results of operations or cash flows.

Note 12 — Segment and Related Information

The Company operates in two distinct reporting segments, Restaurant/Retail and Government. The Company’s chief operating decision maker is the Company’s Chief Executive Officer. The Restaurant/Retail segment provides point-of-sale (POS) software and hardware, back-office software, and integrated technical solutions to the restaurant and retail industries. The Government segment provides intelligence, surveillance, and reconnaissance solutions and mission systems support to the United States Department of Defense and other Federal agencies. In addition, the unaudited condensed consolidated financial statements include corporate and eliminations, which is comprised of enterprise-wide functional departments.

Information noted as “Other” primarily relates to the Company’s corporate, home office operations.

Information as to the Company’s reporting segments is set forth below (in thousands).

	Three Months Ended March 31,
	2020	2019
Revenues:
Restaurant/Retail	$37,409	$29,560
Government	17,323	15,122
Total	$54,732	$44,682

Operating loss:
Restaurant/Retail	$(6,070)	$(2,982)
Government	1,179	1,363
Other	(564)	(482)
Total	(5,455)	(2,101)
Other expense	(625)	(430)
Interest expense, net	(1,972)	(146)
Loss on extinguishment of debt	(8,123)	—
Loss before provision for income taxes	$(16,175)	$(2,677)

Depreciation, amortization and accretion:
Restaurant/Retail	$1,855	$868
Government	16	19
Other	1,271	125
Total	$3,142	$1,012

Capital expenditures including software costs:
Restaurant/Retail	$1,707	$1,063
Government	211	176
Other	122	684
Total	$2,040	$1,923

Revenues by country:
United States	$52,631	$41,925
Other Countries	2,101	2,757
Total	$54,732	$44,682

The following table represents identifiable long-lived assets by reporting segment (in thousands).

	March 31, 2020	December 31, 2019
Restaurant/Retail	$1,974	$1,987
Government	257	272
Other	11,821	12,093
Total	$14,052	$14,352

The following table represents identifiable long-lived assets by country based on the location of the assets (in thousands).

	March 31, 2020	December 31, 2019
United States	$13,760	$14,260
Other Countries	292	92
Total	$14,052	$14,352

The following table represents goodwill by reporting segment (in thousands).

	March 31, 2020	December 31, 2019
Restaurant/Retail	$40,650	$40,650
Government	736	736
Total	$41,386	$41,386

Customers comprising 10% or more of the Company’s total revenues by reporting segment are summarized as follows:

	Three months ended March 31,
	2020	2019
Restaurant/Retail reporting segment:
McDonald’s Corporation	9%	10%
Yum! Brands, Inc.	11%	13%
Dairy Queen	16%	7%
Government reporting segment:
U.S. Department of Defense	32%	34%
All Others	32%	36%
	100%	100%

No other customer within All Others represented 10% of more of the Company’s total revenue for the three months ended March 31, 2020 or 2019.

	December 31,
	2019	2018
Restaurant and Retail segment:
McDonald’s Corporation	10%	19%
Yum! Brands, Inc.	16%	13%
Government segment:
U.S. Department of Defense	34%	33%
All Others	40%	35%
	100%	100%

The above represents the final 2019 year end concentration disclosure table, which has been revised to reflect the proper percentage of customers that represented greater than 10% revised for reference.

Note 13 — Fair Value of Financial Instruments

The Company’s financial instruments have been recorded at fair value using available market information and valuation techniques.  The fair value hierarchy is based upon three levels of input, which are:

Level 1 — quoted prices in active markets for identical assets or liabilities (observable)

Level 2 — inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in inactive markets, or other inputs that are observable market data for essentially the full term of the asset or liability (observable)
Level 3 — unobservable inputs that are supported by little or no market activity, but are significant to determining the fair value of the asset or liability (unobservable)

The Company’s financial instruments primarily consist of cash and cash equivalents, trade receivables, trade payables, debt instruments and deferred compensation assets and liabilities. The carrying amounts of cash and cash equivalents, trade receivables and trade payables as of March 31, 2020 and December 31, 2019 were considered representative of their fair values.  The estimated fair value of the 2024 Notes and 2026 Notes was $10.8 million and $89.8 million, respectively, at March 31, 2020. The valuation techniques used to determine the fair value of 2024 Notes and 2026 Notes are classified within Level 2 of the fair value hierarchy.

The deferred compensation assets and liabilities primarily relate to the Company’s deferred compensation plan, which allows for pre-tax salary deferrals for certain key employees. Changes in the fair value of the deferred compensation liabilities are derived using quoted prices in active markets of the asset selections made by the participants. The deferred compensation liabilities are classified within Level 2, the fair value classification as defined under FASB ASC 820: "Fair Value Measurements", because their inputs are derived principally from observable market data by correlation to the hypothetical investments. The Company holds insurance investments to partially offset the Company’s liabilities under its deferred compensation plan, which are recorded at fair value each period using the cash surrender value of the insurance investments.

The amounts owed to employees participating in the deferred compensation plan at March 31, 2020 was $2.9 million compared to $3.2 million at December 31, 2019 and is included in other long-term liabilities on the balance sheets.

As it relates to the contingent consideration associated with the Restaurant Magic Acquisition we may use various valuation techniques depending on the terms and conditions of the contingent consideration, including a Monte-Carlo simulation. This simulation uses probability distribution for each significant input to produce hundreds or thousands of possible outcomes and the results are analyzed to determine probabilities of different outcomes occurring, as such it is classified as Level 3. Significant increases or decreases to these inputs in isolation would result in a significantly higher or lower liability with a higher liability. Ultimately, the liability will be equivalent to the amount paid, and the difference between the fair value estimate and amount paid will be recorded in earnings. The amount paid that is less than or equal to the liability on the acquisition date is reflected as cash used in financing activities in our consolidated statements of cash flows. Any amount paid in excess of the liability on the acquisition date is reflected as cash used in operating activities. The Restaurant Magic Acquisition resulted in a liability for the contingent consideration being recorded in the amount of $3.3 million during 2019. The liability for the contingent consideration was established at the time of the acquisition and will be evaluated quarterly based on additional information as it becomes available.  Any change in the fair value adjustment is recorded in the earnings of that period.

The following table presents a summary of changes in fair value of the Company’s Level 3 assets and liabilities that are measured at fair value on a recurring basis, and are recorded as a component of other long-term liabilities on the consolidated balance sheet (in thousands):

(in thousands)	Level 3 Inputs
Liabilities
Balance at December 31, 2019	$3,340
New level 3 liability	—
Total gains (losses) reported in earnings	—
Settlement of Level 3 liabilities	—
Balance at March 31, 2020	$3,340

Note 14 — Subsequent Events

In March 2020, the World Health Organization characterized COVID-19 as a pandemic and President Trump declared the COVID-19 outbreak a national emergency. While the COVID-19 pandemic did not have a material adverse impact on our business, operations, and financial results for the three months ended March 31, 2020, in late March 2020 our Restaurant/Retail reporting segment began experiencing the impact of the COVID-19 pandemic as a result of its impact on our restaurant and retail customers and their response, including store closures; changes in product and service offerings and delivery formats, and delayed product adoptions and installations.
We have taken a number of actions to mitigate the impact. Early in the second quarter of 2020, reduced discretionary costs, implemented a hiring freeze on non-essential positions, we reduced the size of our workforce, and temporarily furloughed employees and temporarily reduced the salaries of others in our Restaurant/Retail reporting segment and corporate group.
The extent to which the COVID-19 pandemic will continue to impact our business, operations, and financial results will depend on future developments, which are uncertain and cannot be predicted, including the duration and severity of the pandemic, future government actions in response to the pandemic, how quickly and to what extent normal economic and operating conditions can resume in the United States and globally, and a potential resurgence of the pandemic. Even after the COVID-19 pandemic has subsided, we may continue to experience materially adverse impacts to our business as a result of its global economic impact, including as a result of any recession that may occur. As of the date of this Quarterly Report, it is impossible to predict the overall impact of the COVID-19 pandemic on our business, operations and financial results, and there can be no assurance that the COVID-19 pandemic will not have a material and adverse effect on our business, operations, and financial results during any quarter or year in which we are affected.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

When used in this Quarterly Report on Form 10-Q (“Quarterly Report”), the terms “PAR”, “Company,” “we,” “us” and “our” mean PAR Technology Corporation and its consolidated subsidiaries, unless the context indicates otherwise. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited interim condensed consolidated financial statements and the notes thereto included under Part I, Item 1 of this Quarterly Report and our audited consolidated financial statement and the notes thereto included under Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.  See also, “Forward-Looking Statements” below.

Forward-Looking Statements
This Quarterly Report contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), Section 27A of the Securities Act of 1933, as amended ("Securities Act"), and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not historical in nature, but rather are predictive of our future operations, financial condition, business strategies and prospects. Forward-looking statements are generally identified by words such as "anticipate," "believe," "belief," "continue," "could," "expect," "estimate," "intend," "may," "opportunity," "plan," "should," "will," "would," "will likely result," and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those expressed in, or implied by, the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those described below in this Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations - The Impact of COVID-19," in Part II, "Item 1A. Risk Factors" and elsewhere in this Quarterly Report and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and our other filings with the Securities and Exchange Commission. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise, except as may be required under applicable securities law.
Overview
PAR Technology Corporation operates two distinct businesses: our Restaurant/Retail business provides point-of-sale (POS) software and hardware, back-office software, and integrated technical solutions to the retail and restaurant industries; our Government business provides intelligence, surveillance, and reconnaissance solutions and mission systems support to the U.S. Department of Defense ("DoD") and other Federal agencies.
We are a leading provider of software, systems, and services to the restaurant and retail industries. We provide multi-unit and individual restaurants, franchisees, and enterprise customers in the three major restaurant categories: fast casual, quick serve, and table service, a fully integrated cloud solution, with our leading Brink POS cloud software and our point-of-sale hardware for the front-of-house, our leading back-office cloud software - Data Central - for the back-of-house, and our wireless headsets for drive-thru order taking.

The Brink POS solution offers customers an integration ecosystem, providing access to industry trends and features, including mobile/on-line ordering, self-ordering kiosks, loyalty programs, kitchen video systems, guest surveys, enterprise reporting, and other features relevant to our customers’ businesses, including Restaurant Magic's cloud, SaaS back-office applications - Data Central. Data Central provides restaurants with the necessary tools to achieve peak operational and financial efficiency and integrates information from POS, inventory, supply, payroll, and accounting systems to provide a comprehensive view of a restaurant's operations.

We believe our cloud solutions, hardware offerings and services uniquely positions us to be a leader in helping to digitize the modern restaurant. Our continued success and growth will depend upon our ability to successfully deploy capital to where it earns its highest return. This will include the development and introduction of new products and product enhancements, targeted acquisitions and a constant review of internal spend. We have spent extensive time building a culture of intense rigor around capital allocation and we believe it will be a key part of our future success.

Our Government business provides technical expertise in contract development of advanced systems and software solutions for the U.S. DoD and other Federal agencies, as well as satellite, communication, and IT mission systems support at a number of U.S. Government facilities both in the U.S. and worldwide. Our strategy is to build upon our Government business' sustained performance on existing service contracts, coupled with investments in enhanced business development capabilities. We believe we are well positioned to realize continued renewals of expiring contracts and extensions of existing contracts, and to secure service and solution contracts in expanded areas within the U.S. DoD and other Federal agencies. We believe our highly relevant technical competencies, intellectual property, and investments in new technologies provide opportunities to offer systems integration, products, and highly-specialized service solutions to the U.S. DoD and other Federal agencies. The general uncertainty in U.S. defense total workforce policies (military, civilian, and contract), procurement cycles, and spending levels for the next several years are factors we monitor as we develop and implement our business strategy for our Government business.

Recent Developments Affecting Our Business

•
On February 10, 2020, the Company sold an aggregate principal amount of $120.0 million of 2.875% Convertible Senior Notes due 2026 (“2026 Notes”) and received net proceeds of approximately $115.9 million. Approximately $66.3 million (excluding cash payments relating to accrued interest and fractional shares) of the proceeds and 722,423 shares of the Company’s common stock were used to repurchase approximately $66.3 million in aggregate principal amount of the Company’s 2024 Notes through individually negotiated transactions.

•	The Impact of COVID-19

We are closely monitoring the impact of the novel coronavirus, or COVID-19, on all aspects of our business. In March 2020, the World Health Organization characterized COVID-19 as a pandemic and President Trump declared the COVID-19 outbreak a national emergency. While the COVID-19 pandemic did not have a material adverse impact on our business, operations, and financial results for the three months ended March 31, 2020, in late March 2020 our Restaurant/Retail reporting segment began experiencing the impact of the COVID-19 pandemic due to its impact on our restaurant and retail customers and their response, including store closures; changes in product and service offerings and delivery formats, and delayed product adoptions and installations.
We have taken a number of actions to mitigate the impact of the virus on our employees and of the COVID-19 pandemic on our business. In March 2020, to support the health and safety of our employees, we suspended all non-essential travel for our employees, implemented work-from-home for all non-manufacturing employees, and augmented shifts for our manufacturing employees; to mitigate the impact of the COVID-19 pandemic on our operations, we initiated operational initiatives, including increasing safety stock inventory and the use of alternative sources when available; and to support our customers, we introduced new product offerings that promote social distancing, including PARkit, a virtual kiosk, virtual drive-thru and/or on-line ordering solution, and self-install hardware product configurations. Additionally, early in the second quarter of 2020, we reduced discretionary costs, implemented a hiring freeze on non-essential positions, we reduced the size of our workforce, and temporarily furloughed employees and temporarily reduced the salaries of others in our Restaurant/Retail reporting segment and in the Company's corporate group.
While the COVID-19 pandemic has not had a material adverse impact on our Government reporting segment to date, we have implemented work-from-home for all non-essential employees and on-site operations are accomplished through telework and a staggered staffing approach that achieves the intent and benefits of social distancing. For contracts requiring specialized equipment, we established an off-site lab environment that permits the safe continuation of development and testing activities until government facilities reopen.
On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”). Intended to provide economic relief to those impacted by the COVID-19 pandemic, the CARES Act includes provisions addressing the carryback of net operating losses for specific periods, refunds of alternative minimum tax credits, temporary modifications to the limitations placed on the tax deductibility of net interest expenses, and technical amendments for qualified improvement property. Additionally, the CARES Act, in support of efforts to enhance business’ liquidity, provides for the deferral of the employer-paid portion of social security taxes through the end of 2020, with 50% of the deferred amount due December 31, 2021 and the remaining 50% due December 31, 2022. As of March 31, 2020, these provisions are expected to provide us with approximately $1.8 to $2.2 million of additional liquidity during the current year.
Significant uncertainty exists regarding the magnitude and duration of the impact of the COVID-19 pandemic; therefore, we cannot predict at this time the full extent of its impact on our business, operations, and financial results in future periods. Please see “Risk Factors” under Part II, Item 1A. of this Quarterly Report for further discussion regarding risks associated with the COVID-19 pandemic.
Results of Operations —

Three months ended March 31, 2020 Compared to Three months ended March 31, 2019

We reported revenues of $54.7 million for the quarter ended March 31, 2020, an increase of 22.4% from $44.7 million recorded for the quarter ended March 31, 2019.  Our net loss from continuing operations was $10.9 million, or $0.61 per diluted share, for the first quarter of 2020 versus net loss of $2.7 million, or $0.17 per diluted share, for the first quarter of 2019. Our year-over-year unfavorable performance was primarily driven by corporate financing charges, including an $8.1 million Loss on extinguishment of debt related to the partial repurchase of the 2024 Notes, an additional $1.8M of interest expense related to the 2024 Notes and 2026 Notes, and an increased investment in sales, marketing and research and development within the Restaurant/Retail operating segment.

Operating segment revenue is set forth below:

	Three Months Ended March 31,		$	%
(in thousands)	2020	2019	variance	variance
Restaurant/Retail
Core *	$19,869	$18,650	1,219	7%
Brink **	17,540	9,477	8,063	85%
SureCheck	—	1,433	(1,433)	(100)%
Total Restaurant Retail	$37,409	$29,560	$7,849	27%

Government
Intelligence, surveillance, and reconnaissance	$8,772	$6,290	2,482	39%
Mission Systems	8,448	8,541	(93)	(1)%
Product Sales	103	291	(188)	(65)%
Total Government	$17,323	$15,122	$2,201	15%

* CORE includes $3.5 million of Drive-Thru revenue for 2020
** Brink includes $2.2 million of Restaurant Magic revenue for 2020

Product revenues were $18.6 million for the quarter ended March 31, 2020, an increase of 20.0% from $15.5 million recorded for the quarter ended March 31, 2019, primarily driven by increased hardware attachment associated with installations attributable to our Brink line of business ("Brink") and hardware sales from our new Drive-Thru product line. Product revenue related to Brink for the quarter ended March 31, 2020 was $6.7 million, an increase of 49% from $4.5 million recorded for the quarter ended March 31, 2019. Drive-thru product revenue for the quarter ended March 31, 2020 was $3.4 million.

Service revenues were $18.8 million for the quarter ended March 31, 2020, an increase of 34.3% from $14.0 million recorded for the quarter ended March 31, 2019, primarily due to growth in recurring software and hardware installation revenues. Service revenue associated with Brink includes recurring software revenue of $5.2 million, an increase of 40% from $3.7 million recorded for the quarter ended March 31, 2019. Restaurant Magic service revenue includes recurring software revenue of $2.0 million.

Contract revenues were $17.3 million for the quarter ended March 31, 2020, a increase of 14.6% from $15.1 million recorded for the quarter ended March 31, 2019.  The favorable increase in revenue was driven by contracts entered into during the first quarter of 2020 relating to intelligence, surveillance, and reconnaissance ("ISR") solutions, with $8.0 million more in backlog compared to the first quarter of 2019.

Product margins for the quarter ended March 31, 2020 were 20.0%, compared to 27.6%, recorded for the quarter ended March 31, 2019, primarily due to unfavorable product mix shift, increased freight, and reserve costs.

Service margins for the quarter ended March 31, 2020 were 32.6%, compared to 26.9% recorded for the quarter ended March 31, 2019, primarily due to the continued shift in revenue mix to SaaS revenue with Brink and Restaurant Magic partially offset by $0.6 million increase in amortization expense of acquired developed technology costs resulting from the recent Restaurant Magic Acquisition.

Contract margins for the quarter ended March 31, 2020 were 6.9%, compared to 9.7% for the quarter ended March 31, 2019, primarily due to lower product services revenue and increased investment in product services reduced margin rates compared to the quarter ended March 31, 2019.

Selling, general and administrative ("SG&A") expenses increased to $11.4 million for the quarter ended March 31, 2020 from $8.6 million for the quarter ended March 31, 2019, an increase of 32.6%. The increase was primarily driven by an additional $0.7 million of Brink sales and marketing expenses, an additional $0.8 million in stock-based compensation, and the inclusion of $0.7 million of SG&A expense from recently acquired Restaurant Magic.

Research and development ("R&D") expenses were $4.9 million for the quarter ended March 31, 2020, an increase of 1.8 million from $3.1 million for the quarter ended March 31, 2019, driven by a $3.5 million investment in Brink development, an increase of $1.8 million and $0.3M investment in recently acquired Restaurant Magic development.

For the quarter ended March 31, 2020, we recorded $0.2 million of amortization expense associated with identifiable non-developed technology intangible assets acquired in the Drive-Thru Acquisition and the Restaurant Magic Acquisition, compared to $0.0 million for the quarter ended March 31, 2019. Amortization expense associated with identifiable developed technology intangible assets was accounted for as cost of sales within service.

In other expense, net, we recorded $0.6 million for the quarter ended March 31, 2020, compared to other expense, net, of $0.4 million recorded for the quarter ended March 31, 2019. This increase was primarily by fair market value fluctuations of our deferred compensation plan, rental income and respective costs, and foreign currency fair value adjustments.

In interest expense, net, we recorded $2.0 million for the quarter ended March 31, 2020, compared to $0.1 million recorded for the quarter ended March 31, 2019. This increase was primarily driven by interest related to the 2024 Notes and 2026 Notes, which includes $1.0 million of non-cash accretion of debt discount and amortization of issuance costs for the three months ended March 31, 2020.

Loss on extinguishment of debt of $8.1 million for the quarter ended March 31, 2020, as a result of the settlement of $66.3 million of 2024 Notes in the quarter.

Liquidity and Capital Resources

For the three months ended March 31, 2020 the Company’s primary source of liquidity was its sale of the 2026 Notes. Cash used in operating activities was $15.1 million for the three months ended March 31, 2020, compared to $3.2 million for quarter ended March 31, 2019. The variance was driven by an increase in net loss and net working capital needs as a result of an increase in inventory, annual variable compensation, prepaid assets for annual insurance premiums and strategic procurement of inventory, and decrease in customer deposits. Inventory levels were strategically increased to support the roll out of projects for Brink and to mitigate risk of supply chain disruption due to the COVID-19 pandemic.

Cash used in investing activities was $2.0 million for the three months ended March 31, 2020 compared to $1.9 million for the three months ended March 31, 2019.  Investing activities during the three months ended March 31, 2020 included capital expenditures of $1.9 million in costs associated with investments in our Restaurant/Retail reporting segment software platforms compared to $0.9 million and $1.0 million, respectively, for the three months ended March 31, 2019.

Cash provided by financing activities was $49.4 million for the three months ended March 31, 2020, compared to cash provided by financing activities of $5.8 million for the three months ended March 31, 2019.  The increase was primarily driven by the proceeds from the sale of the 2026 Notes net of issuance costs and offset by the settlement of a portion of the 2024 Notes in privately negotiated transactions.

We expect our available cash and cash equivalents will be sufficient to meet our operating needs for the next 12 months. Our actual cash needs will depend on many factors, including our rate of revenue growth, including growth of our SaaS revenues, the timing and extent of spending to support our product development efforts, the timing of introductions of new products and enhancements to existing products, market acceptance of our products, potential fines and penalties that may be imposed by Singapore/China authorities that are not currently estimable, but could be material, and the factors described above in this Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations - The Impact of COVID-19," in Part II, "Item 1A. Risk Factors" and elsewhere in this Quarterly Report and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and our other filings with the Securities and Exchange Commission.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements or obligations.

Contractual Obligations

The following table summarizes our contractual obligations at March 31, 2020 and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

(in thousands)	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Operating lease obligations	$3,106	$919	$2,112	$75	$—
Other purchase obligations	10,745	10,745
Debt obligations	135,595	639	1,206	13,750	120,000
	$149,446	$12,303	$3,318	$13,825	$120,000

The commitments in the table above consist of lease payments for our San Diego, California office, Ontario, Canada office, our other United States locations, and our international locations. The debt obligations include the 2024 Notes, the 2026 Notes and the subordinated promissory note related to the Restaurant Magic Acquisition. The contractual commitment amounts in the table above are associated with agreements that are enforceable and legally binding. Obligations under contracts that we can cancel without significant penalty are not included in the table above.

Critical Accounting Policies and Estimates

Our unaudited interim condensed consolidated financial statements are based on the application of U.S. generally accepted accounting principles (“GAAP”).  GAAP requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported.  We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently applied.  Valuations based on estimates are reviewed for reasonableness and adequacy on a consistent basis.  Primary areas where financial information is subject to the use of estimates, assumptions and the application of judgment include revenue recognition, accounts receivable, inventories, accounting for business combinations, contingent consideration, equity compensation, the recognition of right-to-use assets and liabilities, goodwill and intangible assets, the measurement of liabilities and equity recognized for outstanding convertible notes and taxes. Our critical accounting policies have not changed materially from the discussion of those policies included under “Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2019.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not Required.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2020. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2020.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As a result of the COVID-19 pandemic, the majority of our workforce began working remotely in March 2020. These changes to the working environment did not have a material adverse effect on our internal control over financial reporting during the quarter ended March 31, 2020.

Part II - Other Information

Item 1.	Legal Proceedings

The information in Note 11 – Contingencies, to the unaudited interim condensed consolidated financial statements, is responsive to this Item and is incorporated by reference herein.

Item 1A.	Risk Factors

In addition to the Risk Factors discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and our other filings with the SEC, consideration should be given to the following:

The COVID-19 pandemic has adversely affected, and will continue to adversely affect, our business, operations and financial results for the foreseeable future.

As previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, we identified that the COVID-19 pandemic had caused disruption to our suppliers and their manufacturers located in China and elsewhere, and that we took steps to mitigate the impact on our supply chain, including increasing safety stock inventory and the use of alternative sources when possible. In late March 2020, we began seeing the impact of the COVID-19 pandemic on all aspects of our Restaurant/Retail reporting segment. While the COVID-19 pandemic did not have a material adverse impact on our business, operations, financial results or financial condition for the three months ended March 31, 2020, since then, it has caused significant economic disruption to our restaurant and retail customers, which has adversely affected our business and is expected to continue for at least the foreseeable future. Factors that have and will likely continue to adversely affect, and that could subsequently adversely impact, our business, operations, financial results and financial condition, include:

•As a result of the COVID-19 pandemic many of our customers have temporarily or permanently closed their restaurants and stores, reconfigured their product and service offerings, including closing dining rooms and only offering take-out and delivery services, or are operating at substantially reduced volumes;

•Due to the uncertainty surrounding the COVID-19 pandemic, including the duration of the pandemic, the severity of the virus and outbreak, future and ongoing actions that may be taken by governmental authorities (including extended shelter-in-place orders, travel restrictions, and mandated business closures), and the length of the COVID-19 pandemic and its impact on the U.S. and global economies, we expect significant volatility in our current or prospective customers' investment decisions, resulting in decreased demand for our products and services; delayed or canceled store implementations, product adoptions and bookings, and hardware sales and installations; and delayed or a reprioritization of investments in technology or point-of-sale infrastructure;

•Payment delays or defaults by our customers as a result of the COVID-19, intensified by increased COVID-19 related bankruptcies and insolvencies;

•The COVID-19 pandemic could create business continuity issues and operational risks for us. Employees working remotely could increase our exposure to cybersecurity breaches and attacks; if our supply-chain is disrupted or a significant portion of our manufacturing and operations workforce were to become ill with the virus, we could experience a disruption or delay in product assembly and product fulfillment; travel restrictions have limited, and may continue to limit, our sales and marketing efforts; and our management team's focus on addressing the effects of the COVID-19 pandemic on our employees, business and customers, has required, and will continue to require, a large investment of time and resources, and may distract the team from executing our business and growth strategies;

•Our success depends on our ability to hire and retain highly skilled individuals. As a result of the COVID-19 pandemic employee morale may suffer and our ability to hire skilled individuals may be adversely impacted by limited employee and candidate engagement due to work-from-home arrangements and travel restrictions; and

•We could incur a material non-cash charge to our income statement for the impairment of goodwill and other intangible assets, if our financial performance significantly declines.

The extent to which the COVID-19 pandemic will continue to impact our business, operations, financial results and financial condition will depend on future developments, which are uncertain and cannot be predicted, including the duration and severity of the pandemic, future government actions in response to the pandemic, how quickly and to what extent normal economic and operating conditions can resume in the United States and globally, and a potential resurgence of the pandemic. Even after the COVID-19 pandemic has subsided, we may continue to experience materially adverse impacts to our business as a result of its global economic impact, including as a result of any recession that may occur. As of the date of this Quarterly Report, it is impossible to predict the overall impact of the COVID-19 pandemic on our business, results of operations and financial results, and there can be no assurance that the COVID-19 pandemic will not have a material and adverse effect on our financial results during any quarter or year in which we are affected.

Two customers account for a significant portion of our revenues in the first quarter of 2020 in the Restaurant/Retail reporting segment. The loss of one of these customers, or a significant reduction, delay, or cancellation of purchases by one of these customers, would materially adversely affect our business, financial condition, and results of operations.

Revenues from our Restaurant/Retail reporting segment constituted 68% of our total consolidated revenues for the first quarter of 2020. Aggregate sales attributable to our two largest customers in the first quarter of 2020 (which include sales to our customers' franchisees) - Dairy Queen and Yum! Brands, Inc., which consists of the Kentucky Fried Chicken, Taco Bell, and Pizza Hut brands, constituted consolidated revenues for the first quarter of 2020 of 16% (Dairy Queen) and 11% (Yum!). There were no other customers that comprised greater than 10% of our total consolidated revenues during the first quarter of 2020. Significant reductions, delays, or cancellation of orders by one of these customers, or the loss of one of these customers, would reduce our revenue and operating income and would materially and adversely affect our business, operating results, and financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use Of Proceeds

Under our equity incentive plan, employees may elect to have us withhold shares to satisfy minimum statutory federal, state and local tax withholding obligations arising from the vesting of their restricted stock. When we withhold these shares, we are required to remit to the appropriate taxing authorities the market price of the shares withheld, which could be deemed a purchase of shares by us on the date of withholding. For the three months ended March 31, 2020, 30,398 shares were purchased at an average price of $17.22 per share.

Item 6.	Exhibits

Exhibit Number		Incorporated by reference into this Quarterly Report on Form 10-Q		Date Filed or Furnished
	Exhibit Description	Form	Exhibit No.

3(ii)	By-laws, as amended March 29, 2020			Filed herewith

4.2	Indenture, dated as of February 10, 2020, between PAR Technology Corporation, as Issuer, and the Bank of New York Mellon Trust Company, N.A., as Trustee	Form 8-K (File No. 001-09720)	4.1	2/10/2020

10.1 ††	Form of Amended and Restated PAR Technology Corporation 2015 Equity Incentive Plan - Grant Notices - Restricted Stock Unit Award and Restricted Stock Unit Award Agreement	Form 10-K (File No. 001-09720)	10.15	3/16/2020

10.2 ††	Employment Letter: Service as Chief Executive Officer, dated February 27, 2020, between PAR Technology Corporation and Savneet Singh	Form 10-K (File No. 001-09720)	10.20	3/16/2020

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended			Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended			Filed herewith

32.1	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350			Furnished herewith

32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350			Furnished herewith

101.INS	XBRL Instance Document			Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document			Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document			Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document			Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document			Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document			Filed herewith
†† Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAR TECHNOLOGY CORPORATION
(Registrant)

Date:	May 11, 2020	/s/ Bryan A. Menar
Bryan A. Menar
Chief Financial and Accounting Officer
(Principal Financial and Accounting Officer)