Form 10-Q
period 2020-06-30
PAR TECHNOLOGY CORP
filed 2020-08-07
CIK 708821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2020
OR
☐  TRANSITION REPORT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From __________ to __________
Commission File Number: 1-09720

PAR TECHNOLOGY CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	16-1434688
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

PAR Technology Park, 8383 Seneca Turnpike, New Hartford, New York 13413-4991
(Address of principal executive offices, including zip code)

(315) 738-0600
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of exchange on which registered
Common Stock	PAR	New York Stock Exchange

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

        Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 1, 2020, 18,250,625 shares of the registrant’s common stock, $0.02 par value, were outstanding.

PAR TECHNOLOGY CORPORATION

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

"PAR," "Brink POS®," "PixelPoint®," "PAR EverServ®," "Restaurant Magic®", and "Data Central®" are trademarks of PAR Technology Corporation. This report may also contain trade names and trademarks of other companies. Our use or reference to such other companies' trade names or trademarks is not intended to imply any endorsement or sponsorship by these companies of PAR Technology Corporation or its products or services.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)
PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share and per share amounts)

Assets	June 30, 2020	December 31, 2019
Current assets:
Cash and cash equivalents	$58,775	$28,036
Accounts receivable – net	38,236	41,774
Inventories – net	25,992	19,326
Other current assets	4,167	4,427
Total current assets	127,170	93,563
Property, plant and equipment – net	13,503	14,351
Goodwill	41,214	41,386
Intangible assets – net	34,305	32,948
Lease right-of-use assets	2,445	3,017
Other assets	4,249	4,347
Total Assets	$222,886	$189,612
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$647	$630
Accounts payable	15,699	16,385
Accrued salaries and benefits	7,538	7,769
Accrued expenses	2,523	3,176
Lease liabilities - current portion	1,295	2,060
Customer deposits and deferred service revenue	9,625	12,084
Total current liabilities	37,327	42,104
Lease liabilities - net of current portion	1,235	1,021
Deferred service revenue – non current	3,937	3,916
Long-term debt	103,849	62,414
Other long-term liabilities	7,928	7,310
Total liabilities	154,276	116,765
Commitments and contingencies
Shareholders’ Equity:
Preferred stock, $.02 par value, 1,000,000 shares authorized	—	—
Common stock, $.02 par value, 58,000,000 shares authorized; 19,295,313 and 18,360,205 shares issued, 18,245,225 and 16,629,177 outstanding at June 30, 2020 and December 31, 2019, respectively	386	367
Additional paid in capital	107,540	94,372
Accumulated deficit	(30,030)	(10,144)
Accumulated other comprehensive loss	(5,009)	(5,368)
Treasury stock, at cost, 1,050,088 shares and 1,731,028 shares at June 30, 2020 and December 31, 2019, respectively	(4,277)	(6,380)
Total shareholders’ equity	68,610	72,847
Total Liabilities and Shareholders’ Equity	$222,886	$189,612
See accompanying notes to unaudited interim condensed consolidated financial statements

PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net revenues:
Product	$12,333	$14,728	$30,967	$30,245
Service	15,300	13,534	34,075	27,577
Contract	18,058	15,985	35,381	31,107
	45,691	44,247	100,423	88,929
Costs of sales:
Product	9,982	11,412	24,887	22,653
Service	9,912	10,118	22,558	20,385
Contract	16,718	14,386	32,852	28,036
	36,612	35,916	80,297	71,074
Gross margin	9,079	8,331	20,126	17,855
Operating expenses:
Selling, general and administrative	10,049	9,059	21,476	17,623
Research and development	4,538	2,725	9,403	5,786
Amortization of identifiable intangible assets	210	—	420	—
	14,797	11,784	31,299	23,409
Operating loss	(5,718)	(3,453)	(11,173)	(5,554)
Other expense, net	(139)	(374)	(764)	(804)
Interest expense, net	(2,111)	(1,244)	(4,083)	(1,390)
Loss on extinguishment of debt	—	—	(8,123)	—
Loss before benefit from (provision for) income taxes	(7,968)	(5,071)	(24,143)	(7,748)
(Provision for) benefit from income taxes	(1,008)	3,962	4,257	3,910
Net loss	$(8,976)	$(1,109)	$(19,886)	$(3,838)
Basic Earnings per Share:
Net loss	$(0.49)	$(0.07)	$(1.10)	$(0.24)
Diluted Earnings per Share:
Net loss	$(0.49)	$(0.07)	$(1.10)	$(0.24)
Weighted average shares outstanding:
Basic	18,244	16,290	18,092	16,085
Diluted	18,244	16,290	18,092	16,085
See accompanying notes to unaudited interim condensed consolidated financial statements

PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss	$(8,976)	$(1,109)	$(19,886)	$(3,838)
Other comprehensive income, net of applicable tax:
Foreign currency translation adjustments	158	131	359	121
Comprehensive loss	$(8,818)	$(978)	$(19,527)	$(3,717)
See accompanying notes to unaudited interim condensed consolidated financial statements

PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited, in thousands, except share and per share amounts)

	Common Stock		Additional Paid in Capital	Accumulated deficit	Accumulated Other Comprehensive Loss	Treasury Stock		Total Shareholders’ Equity
	Shares	Amount				Shares	Amount

Balances at December 31, 2019	18,360	$367	$94,372	$(10,144)	$(5,368)	1,731	$(6,380)	$72,847
Net loss	—	—	—	(10,910)	—	—	—	(10,910)
Issuance of common stock upon the exercise of stock options	2	—	30	—	—		—	30
Net issuance of restricted stock awards	21	—	—	—	—		—	—
Treasury stock acquired from employees upon vesting or forfeiture of restricted stock	—	—	—	—	—	38	(524)	(524)
Issuance of restricted stock for acquisition	908	19	—	—	—	—	—	19
Equity component of redeemed 2024 convertible notes, net of deferred taxes and issuance costs	—	—	(7,988)	—	—	(722)	2,435	(5,553)
Equity component of issued 2026 convertible notes, net of deferred taxes and issuance costs	—	—	19,097	—	—	—	—	19,097
Stock-based compensation	—	—	1,089	—	—	—	—	1,089
Foreign currency translation adjustments	—	—	—	—	201	—	—	201
Balances at March 31, 2020	19,291	$386	$106,600	$(21,054)	$(5,167)	1,047	$(4,469)	$76,296
Net loss	—	—	—	(8,976)	—	—	—	(8,976)
Issuance of common stock upon the exercise of stock options	4	—	12	—	—	—	—	12
Treasury stock acquired from employees upon vesting or forfeiture of restricted stock	—	—	(195)	—	—	3	192	(3)
Stock-based compensation	—	—	1,123	—	—	—	—	1,123
Foreign currency translation adjustments	—	—	—	—	158	—	—	158
Balances at June 30, 2020	19,295	386	107,540	(30,030)	(5,009)	1,050	(4,277)	68,610

PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited, in thousands, except share and per share amounts)

	Common Stock		Additional paid in capital	Retained Earnings (accumulated deficit)	Accumulated Other Comprehensive Loss	Treasury Stock		Total Shareholders’ Equity
	Shares	Amount				Shares	Amount

Balances at December 31, 2018	17,878	$357	$50,251	$5,427	$(4,253)	1,708	$(5,836)	$45,946
Net loss	—	—	—	(2,729)	—	—	—	(2,729)
Issuance of common stock upon the exercise of stock options	78	—	30	—	—	—	—	30
Stock-based compensation	—	—	248	—	—	—	—	248
Foreign currency translation adjustments	—	—	—	—	(10)	—	—	(10)
Balances at March 31, 2019	17,956	$357	$50,529	$2,698	$(4,263)	1,708	$(5,836)	$43,485
Net loss				(1,109)				(1,109)
Issuance of common stock upon the exercise of stock options	79	3	210					$213
Stock-based compensation			602					602
Foreign currency translation adjustments					131			$131
Convertible notes conversion discount (net of taxes $4.1 million and issuance costs of $1.1 million)			12,465					12,465
Balances at June 30, 2019	18,035	360	63,806	1,589	(4,132)	1,708	(5,836)	55,787
See accompanying notes to unaudited interim condensed consolidated financial statements

PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands, except share and per share amounts)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(19,886)	$(3,838)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and accretion	6,700	3,121
Current expected credit losses	978	397
Provision for obsolete inventory	1,439	(522)
Stock-based compensation	2,212	850
Loss on debt extinguishment	8,123	—
Deferred income tax	(4,408)	(4,065)
Changes in operating assets and liabilities:
Accounts receivable	2,560	(284)
Inventories	(8,105)	1,876
Other current assets	260	(3,406)
Other assets	119	150
Accounts payable	(931)	(2,208)
Accrued salaries and benefits	(231)	(240)
Accrued expenses	(652)	2,840
Customer deposits and deferred service revenue	(2,438)	1,548
Other long-term liabilities	618	(2,760)
Net cash used in operating activities	(13,642)	(6,541)
Cash flows from investing activities:
Settlement of working capital for acquisitions	172	—
Capital expenditures	(188)	(1,693)
Capitalization of software costs	(4,613)	(1,624)
Net cash used in investing activities	(4,629)	(3,317)
Cash flows from financing activities:
Payments of long-term debt	(313)	—
Payment of contingent consideration	—	(2,550)
Payments of bank borrowings	—	(17,459)
Proceeds from bank borrowings	—	9,640
Payments for the extinguishment of notes payable	(66,250)	—
Proceeds from notes payable, net of issuance costs	115,916	75,039
Treasury stock acquired from employees upon vesting or forfeiture of restricted stock	(332)	—
Proceeds from exercise of stock options	42	243
Net cash provided by financing activities	49,063	64,913
Effect of exchange rate changes on cash and cash equivalents	(53)	121
Net increase in cash and cash equivalents	30,739	55,176
Cash and cash equivalents at beginning of period	28,036	3,485
Cash and equivalents at end of period	$58,775	$58,661
Supplemental disclosures of cash flow information:
Cash paid for interest	$1,262	$153
Income taxes, net of refunds	10	125
Capitalized software recorded in accounts payable	245	—
See accompanying notes to unaudited interim condensed consolidated financial statements

PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Basis of presentation

The accompanying unaudited interim condensed consolidated financial statements ("financial statements") of PAR Technology Corporation and its consolidated subsidiaries (the “Company”, “PAR”, "we", "us", "our") have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements and the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements. In the opinion of management, the Company's financial statements include all normal and recurring adjustments necessary in order to make the financial statements not misleading and to provide a fair presentation of the results for the interim period included in this Quarterly Report on Form 10-Q (“Quarterly Report”). Interim results are not necessarily indicative of results for the full year or any future periods. The information included in this Quarterly Report should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the Securities and Exchange Commission (“SEC”) on March 16, 2020.

The preparation of the financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period.  Significant items subject to such estimates and assumptions include revenue recognition, stock-based compensation, the recognition and measurement of assets acquired and liabilities assumed in business combinations at fair value, the carrying amount of property, plant and equipment including right-to-use assets and liabilities, identifiable intangible assets and goodwill, the measurement of liabilities and equity recognized for outstanding convertible notes, valuation allowances for receivables, inventories, and measurement of contingent consideration at fair value. Actual results could differ from those estimates.

The Company operates in two distinct reporting segments, Restaurant/Retail and Government. The Company’s chief operating decision maker is the Company’s Chief Executive Officer. The Restaurant/Retail reporting segment provides point-of-sale (POS) software and hardware, back-office software, and integrated technical solutions to the restaurant and retail industries. The Government reporting segment provides intelligence, surveillance, and reconnaissance solutions and mission systems support to the United States Department of Defense and other Federal agencies. In addition, the financial statements include corporate and eliminations, which is comprised of enterprise-wide functional departments.

Additionally, the Company has reclassified certain costs and expenses in the condensed consolidated statement of operations for the three and six months ended June 30, 2020, amounting to $0.2 million and $0.5 million, respectively, from amortization of intangible assets to cost of service to cost of service to conform to current period presentation. These reclassifications had no effect on previously reported total costs and operating expenses and net loss.

Use of Estimates

Preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.

Recently Adopted Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (the FASB) issued Accounting Standards Update ("ASU") 2016-13, "Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date, based on historical experience, current conditions, and reasonable and supportable forecasts. In addition, ASU 2016-13 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The Company adopted ASU 2016-13 effective January 1, 2020, and the application of the standard had no material impact on the Company's financial statements for the three and six months ended June 30, 2020.

In January 2017, the FASB issued ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment.” ASU 2017-04 eliminates Step 2 from the goodwill impairment test which required entities to compute the implied fair value of goodwill. Under ASU 2017-04, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The Company adopted ASU 2017-04 effective January 1, 2020, and the application of the standard had no material impact on the Company's financial statements for the three and six months ended June 30, 2020.

In August 2018, the FASB issued ASU 2018-13, “Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement.” ASU 2018-13 modifies the fair value measurement disclosures with the primary focus to improve effectiveness of disclosures in the notes to the financial statements that is most important to the users. ASU 2018-13 modifies the required disclosures related to the valuation techniques and inputs used, uncertainty in measurement, and changes in measurements applied. The Company adopted ASU 2018-13 effective January 1, 2020, and the application of the standard had no material impact on the Company's financial statements for the three and six months ended June 30, 2020.

In August 2018, the FASB issued ASU 2018-15, “Intangibles – Goodwill and Other (Topic 350) - Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.” ASU 2018-15 provides guidance on the measurement of costs for internal-use software during the design, development, and implementation stages for customers in a cloud hosting arrangement. ASU 2018-15 also requires the capitalized costs associated with the design, development and implementation of cloud hosted arrangements to be amortized over the term of the hosting arrangement. The Company adopted ASU 2018-15 effective January 1, 2020, and the application of the standard had no material impact on the Company's financial statements for the three and six months ended June 30, 2020.

Recently Issued Accounting Pronouncements Not Yet Adopted

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): "Simplifying the Accounting for Income Taxes", which is intended to simplify various requirements related to accounting for income taxes. ASU  2019-12 removes certain exceptions to the general principles in Topic 740 and clarifies and amends existing guidance to improve consistent application. ASU 2019-12 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company is currently assessing the impact of this standard on its financial statements.

With the exception of the new standards discussed above, there were no other recent accounting pronouncements or changes in accounting pronouncements during the three and six months ended June 30, 2020 that are of significance or potential significance to the Company, as compared to the recent accounting pronouncements described in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Note 2 - Revenue Recognition

Our revenue is derived from Software as a Service (SaaS), hardware and software sales, software activation, hardware support, installations, maintenance and professional services. Accounting Standards Codification ("ASC") 606: "Revenue from Contracts with Customers" requires us to distinguish and measure performance obligations under customer contracts. Contract consideration is allocated to all performance obligations within the arrangement or contract. Performance obligations that are determined not to be distinct are combined with other performance obligations until the combined unit is determined to be distinct and that combined unit is then recognized as revenue over time or at a point in time depending on when control is transferred.

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

We generally anticipate receipt of payment within 30 to 90 days from the date of service. None of our contracts as of December 31, 2019 or June 30, 2020 contained a significant financing component.

Performance Obligations Outstanding

The Company's performance obligations outstanding represent the transaction price of firm, non-cancellable orders, with expected delivery dates to customers subsequent to June 30, 2020 and June 30, 2019, respectively, for work that has not yet been performed. The activity of outstanding performance obligations as is relates to customer deposits and deferred service revenue is as follows:

(in thousands)	2020	2019
Beginning balance - January 1	$16,000	$14,134
Change in deferred revenue	(430)	(327)
Changes in customer deposits	(2,008)	1,272
Ending balance - June 30	$13,562	$15,079
In the Restaurant/Retail reporting segment most performance obligations over one year are related to service and support contracts, approximately 73% of which we expect to fulfill within the one-year period and 100% within 60 months. At June 30, 2020 and December 31, 2019, transaction prices allocated to future performance obligations were $10.5 million and $10.9 million, respectively.

During the three months ended June 30, 2020 and June 30, 2019, we recognized revenue of $3.6 million and $3.9 million, respectively, included in the contract liabilities at the beginning of the respective period. During the six months ended June 30, 2020 and June 30, 2019, we recognized revenue of $7.7 million and $9.0 million, respectively, included in the contract liabilities at the beginning of the respective period.

The value of existing contracts in the Government reporting segment at June 30, 2020, net of amounts relating to work performed to that date, was approximately $129.6 million, of which $35.5 million was funded, and at December 31, 2019, net of amounts relating to work performed to that date, was approximately $148.7 million, of which $32.8 million was funded. The value of existing contracts, net of amounts relating to work performed to that date are expected to be recognized as revenue over time as follows (in thousands):

Next 12 Months	$56,458
Months 13-24	32,644
Months 25-36	24,821
Thereafter	15,690
TOTAL	$129,613

Disaggregated Revenue
The Company disaggregates revenue from customer contracts by major product group for each reporting segment. The Company believes this method best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. Disaggregation of revenue for the three and six months ended June 30, 2020 and June 30, 2019 is as follows:

(in thousands)	Three months ended June 30, 2020
	Restaurant/Retail - Point in Time	Restaurant/Retail - Over Time	Government - Over Time
Restaurant/Retail	$19,820	$7,813	$—
Mission Systems	$—	$—	$8,087
ISR Solutions	$—	$—	$9,971
TOTAL	$19,820	$7,813	$18,058

(in thousands)	Three months ended June 30, 2019
	Restaurant/Retail - Point in Time	Restaurant/Retail - Over Time	Government - Over Time
Restaurant/Retail	$21,503	$5,829	$—
Grocery	283	647	—
Mission Systems	—	—	8,192
ISR Solutions	—	—	7,793
TOTAL	$21,786	$6,476	$15,985

(in thousands)	Six months ended June 30, 2020
	Restaurant/Retail - Point in Time	Restaurant/Retail - Over Time	Government - Over Time
Restaurant/Retail	$47,635	$17,407	$—
Mission Systems	—	—	16,535
ISR Solutions	—	—	18,846
TOTAL	$47,635	$17,407	$35,381

(in thousands)	Six months ended June 30, 2019
	Restaurant/Retail - Point in Time	Restaurant/Retail - Over Time	Government - Over Time
Restaurant/Retail	$43,880	$11,579	$—
Grocery	732	1,631	—
Mission Systems	—	—	16,738
ISR Solutions	—	—	14,369
TOTAL	$44,612	$13,210	$31,107

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

Note 3 — Acquisitions

Drive-Thru Acquisition

Effective September 30, 2019, the Company, through its wholly-owned subsidiary ParTech, Inc. ("ParTech"), acquired assets of 3M Company's Drive-Thru Communications Systems business, including the XT-1 and G5 headset systems, contracts and intellectual property associated with the business, for a purchase price of $8.4 million (total fair value of assets were $8.4 million including $1.2 million in developed technology, $3.6 million of customer relationships, and $2.4 million of goodwill, net of warranty liability of $1.4 million, resulting in cash paid of $7.0 million) (the "Drive-Thru Acquisition").

Restaurant Magic Acquisition

Effective December 18, 2019, the Company, through ParTech, acquired 100% of the limited liability company interests of AccSys LLC (f/k/a AccSys, Inc., and otherwise known as Restaurant Magic) in base consideration of approximately $42.8 million, of which approximately $12.8 million was paid in cash, which reflects a $0.2 million favorable working capital adjustment finalized in the second quarter of 2020, $27.5 million was paid in restricted shares of Company common stock (issued in January 2020) and $2.0 million was paid by delivery of a subordinated promissory note (the "Restaurant Magic Acquisition"). The sellers have the opportunity through 2022 to earn additional purchase price consideration subject to the achievement of certain post-closing revenue focused milestones (“Earn-Out”). As of December 31, 2019 and June 30, 2020, the value of the Earn-Out based on a Monte Carlo simulation was $3.3 million. The Earn-Out, if any, will be payable 50% in cash or subordinated promissory notes, or a combination of both, at the Company's election, and 50% in restricted shares of Company common stock. This Earn-out has no maximum payment.

The Company issued restricted stock units in connection with its assumption of awards granted by Restaurant Magic to its employees and contractors prior to the closing of the acquisition.

The fair values assigned to the acquired assets and assumed liabilities presented in the table below are based on our best estimates and assumptions as of the reporting date:

(in thousands)	Purchase price allocation
Developed technology	$16,400
Customer relationships	1,100
Trade name	900
Tangible assets	1,344
Goodwill	27,773
Total assets	47,517
Accounts payable and accrued expenses	629
Deferred revenue	715
Earn out liability	3,340
Consideration paid	$42,833

Unaudited Pro Forma Financial Information

For the three months ended June 30, 2020, the Drive-Thru Acquisition and Restaurant Magic Acquisition resulted in additional revenues of $4.0 million and $1.8 million, respectively. For the six months ended June 30, 2020, the Drive-Thru Acquisition and Restaurant Magic Acquisition resulted in additional revenues of $7.5 million and $4.0 million, respectively. The Company has determined it is impractical to report the amounts of net loss for the Drive-Thru and Restaurant Magic acquisition for each entity for the three and six months ended June 30, 2020. The following unaudited pro forma financial information presents our results as if the Drive-Thru Acquisition and Restaurant Magic Acquisition had occurred January 1, 2019:

(in thousands)	Three months ended June 30, 2019	Six months ended June 30, 2019
Total revenue	$50,921	$102,274
Net income	$1,044	$781

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

Note 5 — Accounts Receivable, Net

The Company’s accounts receivable, net, consists of:

(in thousands)	June 30, 2020	December 31, 2019
Government reporting segment:
Billed	$9,091	$11,608
Advanced billings	(491)	(608)
	8,600	11,000

Restaurant/Retail reporting segment:	29,636	30,774
Accounts receivable - net	$38,236	$41,774

At June 30, 2020 and December 31, 2019, the Company's expected credit loss was $2.0 million and $1.8 million, respectively, against the accounts receivable for the Restaurant/Retail reporting segment. The changes in the current, expected credit loss during the six months ended June 30, 2020 were as follows:

(in thousands)	2020	2019
Beginning balance - January 1	$1,849	$1,351
Provisions	972	477
Write-offs	(773)	(120)
Recoveries	$—	$—
Ending balance - June 30	$2,048	$1,708

Receivables recorded as of June 30, 2020 and December 31, 2019 all represent unconditional rights to payments from customers.

Note 6 — Inventories

Inventories are primarily used in the manufacture, maintenance and service of products within the Restaurant/Retail reporting segment.  The components of inventories, net, consist of the following:

(in thousands)	June 30, 2020	December 31, 2019
Finished goods	$13,495	$8,320
Component parts	7,672	6,768
Service parts	4,825	4,238
	$25,992	$19,326

At June 30, 2020 and December 31, 2019, the Company had inventory reserves of $11.7 million and $9.6 million, respectively, against inventories used in the Restaurant/Retail reporting segment, which relate primarily to service parts.

Note 7 — Identifiable Intangible Assets and Goodwill

Identifiable intangible assets represent intangible assets acquired by the Company in connection with its acquisition of Brink Software Inc. ("Brink Acquisition"), the Drive-Thru Acquisition and the Restaurant Magic Acquisition, and software development costs.  The Company capitalizes certain software development costs for software used in its Restaurant/Retail reporting segment. Software development costs incurred prior to establishing technological feasibility are charged to operations and included in research and development costs.  The technological feasibility of a software product is established when the Company has completed all planning, designing, coding, and testing activities necessary to establish that the software product meets its design specifications, including functionality, features, and technical performance requirements. Software development costs incurred after establishing technological feasibility of software sold as a perpetual license, as defined within ASC 985-20, "Software – Costs of Software to be sold, Leased, or Marketed", are capitalized and amortized on a product-by-product basis when the software product is available for general release to customers. Included in "Acquired and internally developed software costs" in the table below are approximately $3.5 million and $2.5 million of costs related to software products that have not satisfied the general release threshold as of June 30, 2020 and December 31, 2019, respectively. These software products are expected to satisfy the general release threshold within the next 12 months. Software development costs are also capitalized in accordance with ASC 350-40, “Intangibles - Goodwill and Other - Internal - Use Software,” and are amortized over the expected benefit period, which generally ranges from three to five years. Software development costs capitalized during the three months ended June 30, 2020 and June 30, 2019 were $2.6 million and $0.6 million, respectively.  Software development costs capitalized during the six months ended June 30, 2020 and June 30, 2019 were $4.3 million and $1.6 million, respectively.

Annual amortization, charged to cost of sales is computed using the straight-line method over the remaining estimated economic life of software products, generally three to five years. Amortization of capitalized software development costs from continuing operations for the three months ended June 30, 2020 and June 30, 2019 were $1.5 million and $0.7 million, respectively. Amortization of capitalized software development costs from continuing operations for the six months ended June 30, 2020 and June 30, 2019 were $3.1 million and $1.5 million, respectively.

For the three month period ended June 30, 2020, $0.8 million and $0.2 million were recorded in cost of service and amortization of intangible assets, respectively, compared to $0.2 million in cost of service for the three months ended June 30, 2019. For the six month period ended June 30, 2020, $1.7 million and $0.4 million were recorded in cost of service and amortization of intangible assets, respectively, compared to $0.4 million in cost of service for the six months ended June 30, 2019.

The components of identifiable intangible assets are:

(in thousands)	June 30, 2020	December 31, 2019	Estimated Useful Life
Acquired and internally developed software costs	$39,961	$36,137	3 - 5 years
Customer relationships	4,860	4,860	7 years
Non-competition agreements	30	30	1 year
	44,851	41,027
Less accumulated amortization	(15,948)	(12,389)
	$28,903	$28,638
Internally developed software costs not meeting general release threshold	3,592	2,500
Trademarks, trade names (non-amortizable)	1,810	1,810
	$34,305	$32,948

The expected future amortization of intangible assets, assuming straight-line amortization of capitalized software development costs and acquisition related intangibles and excluding software costs not meeting the general release threshold, is as follows (in thousands):

2020, remaining	$3,623
2021	6,872
2022	5,539
2023	3,581
2024	3,186
Thereafter	6,102
Total	$28,903

The Company operates in two reporting segments, Restaurant/Retail and Government, which are also the Company's identified reporting units. The Company tests goodwill for impairment on an annual basis, or more often if events or circumstances indicate that there may be impairment of goodwill. Goodwill is assigned to a specific reporting unit at the date the goodwill is initially recorded; once assigned, goodwill no longer retains its association with a particular acquisition and all of the activities within the reporting unit, whether acquired from a third-party or organically acquired, are available to support the value of the goodwill.  The amount of goodwill carried by the Restaurant/Retail and Government segments were $41.2 million and $41.4 million at June 30, 2020 and December 31, 2019, respectively. The Company recognized additions to goodwill as part of the Drive-Thru Acquisition and Restaurant Magic Acquisition as indicated in Note 3; in June 2020 a $0.2 million favorable working capital adjustment was recognized related to the Restaurant Magic Acquisition. No impairment charges were recorded for the periods ended June 30, 2020 or June 30, 2019.

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

The Company used approximately $66.3 million (excluding cash payments relating to accrued interest and fractional shares) from its sale of the 2026 Notes and issued 722,423 shares of common shares at $32.43 per share out of treasury stock with an average cost basis of $3.37 per share to repurchase approximately $66.3 million in aggregate principal amount of the 2024 Notes through individually negotiated transactions. Of the total price paid for the 2024 Notes, $59.0 million was allocated to the 2024 Notes settlement, $30.8 million was allocated to the equity component, and $1.0 million was used to pay off accrued interest on the 2024 Notes. The consideration transferred was allocated to the liability and equity components of the 2024 Notes using the equivalent rate that reflected the borrowing rate for a similar non-convertible debt instrument immediately prior to settlement. The transaction resulted in a loss on settlement of convertible notes of $8.1 million, which is recorded as a Loss on extinguishment of debt in the Company’s unaudited condensed consolidated statement of operations. The loss represents the difference between (i) the fair value of the liability component and (ii) the sum of the carrying value of the debt component and any unamortized debt issuance costs at the time of settlement.

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

In connection with the sale of the 2026 Notes, the Company recorded an income tax benefit of $4.4 million in the first six months of 2020 as a result of the creation of a deferred tax liability associated with the portion of the 2026 Notes that was classified within stockholders' equity. While GAAP requires the offset of the deferred tax liability to be recorded in additional paid-in capital, consistent with the equity portion of the 2026 Notes, the creation of the deferred tax liability produced evidence of recoverability of the Company's net deferred tax assets which resulted in the release of a valuation allowance, totaling $4.4 million, reflected as an income tax benefit in the first six months of 2020.

The following table summarizes information about the net carrying amounts of the 2024 Notes and 2026 Notes as of June 30, 2020:

(in thousands)	2024 Notes	2026 Notes
Principal amount of 2024 Notes outstanding	$13,750	$120,000
Unamortized discount (including unamortized debt issuance cost)	(3,055)	(27,884)
Total long-term portion of notes payable	$10,695	$92,116

The following table summarizes interest expense recognized on the 2024 Notes and 2026 Notes:

(in thousands)	Three Months Ended June 30, 2020
	2020	2019
Contractual interest expense	$1,000	$498
Amortization of debt issuance costs and discount	1,102	746
Total interest expense	$2,102	$1,244

(in thousands)	Six Months Ended June 30,
	2020	2019
Contractual interest expense	$2,015	$644
Amortization of debt issuance costs and discount	2,059	746
Total interest expense	$4,074	$1,390

The following table summarizes the future principal payments for the 2024 Notes and 2026 Notes (in thousands):

2020, remaining	$—
2021	—
2022	—
2023	—
2024	13,750
Thereafter	120,000
$133,750

In connection with the Restaurant Magic Acquisition, see Note 3 - Acquisitions, $2.0 million was paid by delivery of a subordinated promissory note. The note bears interest at 4.5% per annum, with monthly payments of principal and interest in the amount of $60,391 payable beginning January 15, 2020 through maturity on December 15, 2022. As of June 30, 2020, the outstanding balance of the subordinated promissory note was $1.7 million of which $0.6 million was in the current portion of long-term debt. The Company's future minimum principal payments are $0.3 million, $0.7 million and $0.7 million for the remainder of 2020, 2021 and 2022, respectively.

Note 9 — Stock Based Compensation

The Company applies the fair value recognition provisions of ASC Topic 718: "Stock Compensation". The Company recorded stock based compensation of $2.2 million and $0.9 million for the six month periods ended June 30, 2020 and June 30, 2019, respectively. The Company recorded stock based compensation of $1.1 million and $0.6 million for the three month periods ended June 30, 2020 and June 30, 2019, respectively. At June 30, 2020, the aggregate unrecognized compensation expense related to unvested equity awards was $8.9 million (net of estimated forfeitures), which is expected to be recognized as compensation expense in fiscal years 2020 through 2023.

A summary of stock option activity for the six months ended June 30, 2020:

(in thousands)	Options Outstanding	Weighted Average Exercise Price
Outstanding at January 1, 2020	410	14.50
Granted	587	12.64
Exercised	(6)	10.16
Forfeited and cancelled	(63)	7.49
Outstanding at June 30, 2020	928	13.83

A summary of non-vested restricted stock activity for the six months ended June 30, 2020:

(in thousands)	Restricted Stock Awards	Weighted Average Award Value
Outstanding at Balance at January 1, 2020	171	23.53
Granted	21	29.19
Vested	(122)	25.82
Forfeited and cancelled	(40)	15.35
Outstanding at June 30, 2020	30	29.30

A summary of non-vested restricted stock units ("RSU") activity for the six months ended June 30, 2020:

(in thousands)	RSU Awards	Weighted Average Award Value
Outstanding at Balance at January 1, 2020	—	—
Granted	360	12.64
Vested	—	—
Forfeited and cancelled	—	—
Outstanding at June 30, 2020	360	12.64

Note 10 — Net loss per share

Earnings per share are calculated in accordance with ASC Topic 260: "Earnings per Share", which specifies the computation, presentation and disclosure requirements for earnings per share (EPS).  It requires the presentation of basic and diluted EPS.  Basic EPS excludes all dilution and is based upon the weighted average number of shares of common stock outstanding during the period.  Diluted EPS reflects the potential dilution that would occur if convertible securities or other contracts to issue common stock were exercised. For the six months ended June 30, 2020, there were 928,000 anti-dilutive stock options outstanding compared to 469,000 as of June 30, 2019. The potential dilutive effect of the 2024 Notes and the 2026 Notes conversion features (See Note 8 - Debt) were excluded from diluted net loss per share as of June 30, 2020 and June 30, 2019. Potential shares from the 2024 Notes and the 2026 Notes conversion features at their respective initial conversion prices of $28.55 per share and $42.97 per share are approximately 481,548 and 2,792,664, respectively.

The following is a reconciliation of the weighted average of shares of common stock outstanding for the basic and diluted EPS computations:

(in thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss	$(8,976)	$(1,109)	$(19,886)	$(3,838)

Basic:
Shares outstanding at beginning of period	18,244	16,044	16,629	16,041
Weighted average shares issued during the period, net	—	246	1,463	44
Weighted average common shares, basic	18,244	16,290	18,092	16,085
Net loss per common share, basic	$(0.49)	$(0.07)	$(1.10)	$(0.24)
Diluted:
Weighted average common shares, basic	18,244	16,290	18,092	16,085
Weighted average common shares, diluted	18,244	16,290	18,092	16,085
Net loss per common share, diluted	$(0.49)	$(0.07)	$(1.10)	$(0.24)

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

In 2016, the Company's Audit Committee commenced an internal investigation into conduct at the Company's China and Singapore offices and voluntarily notified the SEC and the U.S. Department of Justice ("DOJ") of the internal investigation. Following the conclusion of the Audit Committee's internal investigation, the Company voluntarily reported the relevant findings of the investigation to the China and Singapore authorities. In early April 2019, the SEC notified the Company that based on current information, it did not intend to recommend an enforcement action against the Company; shortly thereafter, the DOJ advised that it did not intend to separately proceed. Based on discussions with Singaporean authority, a penalty related to this matter is probable; the Company’s estimated liability for this penalty is not material and related contingencies are not expected to have a material effect on the Company’s financial statements.

Note 12 — Segment and Related Information

The Company operates in two distinct reporting segments, Restaurant/Retail and Government. The Company’s chief operating decision maker is the Company’s Chief Executive Officer. The Restaurant/Retail segment provides point-of-sale (POS) software and hardware, back-office software, and integrated technical solutions to the restaurant and retail industries. The Government segment provides intelligence, surveillance, and reconnaissance solutions and mission systems support to the United States Department of Defense and other Federal agencies. In addition, the financial statements include corporate and eliminations, which is comprised of enterprise-wide functional departments.

Information noted as “Other” primarily relates to the Company’s corporate, home office operations.

Information as to the Company’s reporting segments is set forth below (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
Restaurant/Retail	$27,633	$28,262	$65,042	$57,822
Government	18,058	15,985	35,381	31,107
Total	$45,691	$44,247	$100,423	$88,929

Operating loss:
Restaurant/Retail	$(7,697)	$(4,615)	$(13,767)	$(7,597)
Government	1,349	1,518	2,528	2,881
Other	630	(356)	66	(838)
Total	(5,718)	(3,453)	(11,173)	(5,554)
Other expense	(139)	(374)	(764)	(804)
Interest expense, net	(2,111)	(1,244)	(4,083)	(1,390)
Loss on extinguishment of debt	—	—	(8,123)	—
Loss before provision for income taxes	$(7,968)	$(5,071)	$(24,143)	$(7,748)

Depreciation, amortization and accretion:
Restaurant/Retail	$1,951	$1,201	$3,806	$2,069
Government	40	18	56	37
Other	1,567	890	2,838	1,015
Total	$3,558	$2,109	$6,700	$3,121

Capital expenditures including software costs:
Restaurant/Retail	$2,783	$778	$4,490	$1,841
Government	223	—	434	176
Other	—	616	122	1,300
Total	$3,006	$1,394	$5,046	$3,317

Revenues by country:
United States	$44,626	$41,657	$97,257	$83,582
Other Countries	1,065	2,590	3,166	5,347
Total	$45,691	$44,247	$100,423	$88,929

The following table represents identifiable long-lived assets by reporting segment (in thousands).

	June 30, 2020	December 31, 2019
Restaurant/Retail	$1,776	$1,987
Government	241	272
Other	11,486	12,093
Total	$13,503	$14,352

The following table represents identifiable long-lived assets by country based on the location of the assets (in thousands).

	June 30, 2020	December 31, 2019
United States	$13,424	$14,260
Other Countries	79	92
Total	$13,503	$14,352

The following table represents goodwill by reporting segment (in thousands).

	June 30, 2020	December 31, 2019
Restaurant/Retail	$40,478	$40,650
Government	736	736
Total	$41,214	$41,386

Customers comprising 10% or more of the Company’s total revenues by reporting segment are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Restaurant/Retail reporting segment:
McDonald’s Corporation	9%	10%	9%	10%
Yum! Brands, Inc.	10%	13%	11%	13%
Dairy Queen	11%	7%	14%	7%
Government reporting segment:
U.S. Department of Defense	40%	36%	35%	35%
All Others	30%	34%	31%	35%
	100%	100%	100%	100%

No other customer within All Others represented 10% of more of the Company’s total revenue for the three and six months ended June 30, 2020 or 2019. The above table should be read in conjunction with the revised table presented in Note 12 of the Quarterly Report on Form 10-Q, filed with the SEC on May 11, 2020.

Note 13 — Fair Value of Financial Instruments

The Company’s financial instruments have been recorded at fair value using available market information and valuation techniques.  The fair value hierarchy is based upon three levels of input, which are:

Level 1 — quoted prices in active markets for identical assets or liabilities (observable)
Level 2 — inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in inactive markets, or other inputs that are observable market data for essentially the full term of the asset or liability (observable)
Level 3 — unobservable inputs that are supported by little or no market activity, but are significant to determining the fair value of the asset or liability (unobservable)

The Company’s financial instruments primarily consist of cash and cash equivalents, trade receivables, trade payables, debt instruments and deferred compensation assets and liabilities. The carrying amounts of cash and cash equivalents, trade receivables and trade payables as of June 30, 2020 and December 31, 2019 were considered representative of their fair values.  The estimated fair value of the 2024 Notes and 2026 Notes was $15.0 million and $112.1 million, respectively, at June 30, 2020. The valuation techniques used to determine the fair value of 2024 Notes and 2026 Notes are classified within Level 2 of the fair value hierarchy.

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

The amounts owed to employees participating in the deferred compensation plan at June 30, 2020 was $2.9 million compared to $3.2 million at December 31, 2019 and is included in other long-term liabilities on the balance sheets.

As it relates to the contingent consideration associated with the Restaurant Magic Acquisition we may use various valuation techniques depending on the terms and conditions of the contingent consideration, including a Monte-Carlo simulation. This simulation uses probability distribution for each significant input to produce hundreds or thousands of possible outcomes and the results are analyzed to determine probabilities of different outcomes occurring, as such it is classified as Level 3. Significant increases or decreases to these inputs in isolation would result in a significantly higher or lower liability with a higher liability. Ultimately, the liability will be equivalent to the amount paid, and the difference between the fair value estimate and amount paid will be recorded in earnings. The amount paid that is less than or equal to the liability on the acquisition date is reflected as cash used in financing activities in our consolidated statements of cash flows. Any amount paid in excess of the liability on the acquisition date is reflected as cash used in operating activities. The Restaurant Magic Acquisition resulted in a liability for the contingent consideration being recorded in the amount of $3.3 million during 2019. The liability for the contingent consideration was established at the time of the acquisition and is evaluated quarterly based on additional information as it becomes available.  Any change in the fair value adjustment is recorded in the earnings of that period.

The following table presents a summary of changes in fair value of the Company’s Level 3 assets and liabilities that are measured at fair value on a recurring basis, and are recorded as a component of other long-term liabilities on the consolidated balance sheet (in thousands):

(in thousands)	Level 3 Inputs
Liabilities
Balance at December 31, 2019	$3,340
New level 3 liability	—
Total gains (losses) reported in earnings	—
Settlement of Level 3 liabilities	—
Balance at June 30, 2020	$3,340

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

When used in this Quarterly Report on Form 10-Q (“Quarterly Report”), the terms “PAR”, “Company,” “we,” “us” and “our” mean PAR Technology Corporation and its consolidated subsidiaries, unless the context indicates otherwise. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the notes thereto included under Part I, Item 1 of this Quarterly Report and our audited consolidated financial statement and the notes thereto included under Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.  See also, “Forward-Looking Statements” below.

Forward-Looking Statements

This Quarterly Report contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), Section 27A of the Securities Act of 1933, as amended ("Securities Act"), and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not historical in nature, but rather are predictive of our future operations, financial condition, business strategies and prospects. Forward-looking statements are generally identified by words such as "anticipate," "believe," "belief," "continue," "could," "expect," "estimate," "intend," "may," "opportunity," "plan," "should," "will," "would," "will likely result," and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, many of which are beyond our control, which could cause our actual results to differ materially from those expressed in, or implied by, the forward-looking statements, including forward-looking statements relating to our expectations regarding the impact of the COVID-19 pandemic on our business, operations, financial condition, and financial results. Factors that could cause or contribute to such differences include, but are not limited to, those described below in this Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Quarterly Report and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and our other filings with the Securities and Exchange Commission. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise, except as may be required under applicable securities law.

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
We are a leading provider of software, systems, and services to the restaurant and retail industries. We provide multi-unit and individual restaurants, franchisees, and enterprise customers in the three major restaurant categories: fast casual, quick serve, and table service, a fully integrated cloud solution, with our leading Brink POS® cloud software and our point-of-sale hardware for the front-of-house, our leading back-office cloud software - Data Central® - for the back-of-house, and our wireless headsets for drive-thru order taking.

The Brink POS® solution offers customers an integration ecosystem, providing access to industry trends and features, including mobile/on-line ordering, self-ordering kiosks, loyalty programs, kitchen video systems, guest surveys, enterprise reporting, and other features relevant to our customers’ businesses, including Restaurant Magic's cloud, SaaS back-office applications - Data Central®. Data Central® provides restaurants with the necessary tools to achieve peak operational and financial efficiency and integrates information from POS, inventory, supply, payroll, and accounting systems to provide a comprehensive view of a restaurant's operations.

We believe our cloud solutions, hardware offerings and services uniquely positions us to be a leader in helping to digitize the modern restaurant. Our continued success and growth will depend upon our ability to successfully deploy capital to where it earns its highest return. This includes the development and introduction of new products and product enhancements, targeted acquisitions and a constant review of internal spend. We have spent extensive time building a culture of intense rigor around capital allocation and we believe it will be a key part of our future success.

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

Recent Developments Affecting Our Business

COVID-19 Update

Over the past few months, the COVID-19 pandemic has continued to spread throughout the U.S. and the world and has resulted in authorities implementing numerous measures to contain the virus, including travel bans, travel restrictions, quarantines, shelter-in-place orders, and business limitations and shutdowns. We are unable to accurately predict the full impact that COVID-19 will have on our results of operations and financial condition due to numerous uncertainties, including the duration and severity of the pandemic and related containment measures. Our adherence to these containment measures has impacted our day-to-day operations and could disrupt our business and operations, as well as that of our key customers, suppliers (including contract manufacturers) and other counterparties, for an indefinite period of time.
During the quarter, our Restaurant/Retail reporting segment began experiencing the impact of the COVID-19 pandemic due to its impact on our restaurant and retail customers and their response, including site closures, changes in product and service offerings and delivery formats, and delayed product adoptions and installations. April and May were impacted the most primarily due to a pause in a majority of the Brink POS® installations and temporary site closures. Monthly recurring software fees were not charged to sites that were temporarily closed. By June, installations commenced and as of July 30, 2020 site closures were down to 6% when compared to March 15, 2020.
We continue to perform a number of actions to mitigate the impact of the virus on our employees and business. To support the health and safety of our employees, we suspended all non-essential travel for our employees, the vast majority of our non-manufacturing employees continue to work-from-home, and augmented shifts for our manufacturing employees are still in place. Additionally, early in the second quarter of 2020, we reduced discretionary costs, implemented a hiring freeze on non-essential positions, we reduced the size of our workforce, and temporarily furloughed employees and temporarily reduced the salaries of others in our Restaurant/Retail reporting segment and in the Company's corporate group. Hiring for critical roles commenced in June to support business demands as we exited the quarter.
As allowed under the Coronavirus Aid, Relief and Economic Security Act, as amended (the "CARES Act"), we are deferring payment of the employer portion of Social Security taxes through the end of 2020. The amount of the cumulative deferral at the end of 2020 is currently estimated to be $1.8 million to $2.2 million, of which 50% is payable on each of December 31, 2021 and December 31, 2022. As of June 28, 2020, we deferred $0.6 million of social security taxes, which is included in other long-term liabilities in the consolidated balance sheets
While the COVID-19 pandemic has not had a material adverse impact on our Government reporting segment to date, we have continued our work-from-home for all non-essential employees and on-site operations are accomplished through telework and a staggered staffing approach that achieves the intent and benefits of social distancing. For contracts requiring specialized equipment, we established an off-site lab environment that permits the safe continuation of development and testing activities until government facilities fully reopen.
Significant uncertainty still exists regarding the magnitude, phasing and duration of the impact of the COVID-19 pandemic; therefore, we cannot predict at this time the full extent of its impact on our business, operations, and financial condition in future periods.

Results of Operations —

Three months ended June 30, 2020 Compared to Three months ended June 30, 2019

We reported revenues of $45.7 million for the quarter ended June 30, 2020, an increase of 3.4% from $44.2 million recorded for the quarter ended June 30, 2019.  Our net loss from continuing operations was $9.0 million, or $0.49 per diluted share, for the second quarter of 2020 versus net loss of $1.1 million, or $0.07 per diluted share, for the second quarter of 2019. The unfavorable comparison is driven mainly by a tax benefit recorded in 2019 of $4.0 million related to a reduction of the deferred tax valuation allowance that arose due to the recording of a deferred tax liability created as a result of the accounting for the sale of the 2024 Notes. Our year-over-year unfavorable performance was also driven by increased research & development ("R&D") spending, increased interest expense related to sale of the 2026 Notes and resulting refinance of the 2024 Notes, and increased depreciation and amortization expense related to the Restaurant Magic Acquisition and Drive-Thru Acquisition.
Operating segment revenue is set forth below:

	Three Months Ended June 30,		$	%
(in thousands)	2020	2019	variance	variance
Restaurant/Retail
Core *	$15,394	$18,028	(2,634)	(15)%
Brink **	12,235	9,304	2,931	32%
SureCheck	4	930	(926)	(100)%
Total Restaurant Retail	$27,633	$28,262	$(629)	(2)%

Government
Intelligence, surveillance, and reconnaissance	$9,741	$7,256	2,485	34%
Mission Systems	8,088	8,192	(104)	(1)%
Product Sales	229	537	(308)	(57)%
Total Government	$18,058	$15,985	$2,073	13%
* CORE includes $4.0 million of Drive-Thru revenue for 2020
** Brink includes $1.8 million of Restaurant Magic revenue for 2020

Product revenues were $12.3 million for the quarter ended June 30, 2020, a decrease of 16.3% from $14.7 million recorded for the quarter ended June 30, 2019, primarily driven by a decrease of $2.4 million in revenue driven from our Core customers, as hardware refreshment stalled as a result of COVID-19 responses. Drive-thru product revenue for the quarter ended June 30, 2020 was $3.5 million. Product revenue related to Brink for the quarter ended June 30, 2020 was $3.8 million, a decrease of

10% from $4.2 million recorded for the quarter ended June 30, 2019. The unfavorable Brink product revenue results are directly related to the postponement of installations in April and May as our customers took precautionary measures in response to the COVID-19 pandemic.

Service revenues were $15.3 million for the quarter ended June 30, 2020, an increase of 13.3% or $1.8 million from $13.5 million recorded for the quarter ended June 30, 2019, primarily due to the addition of the Restaurant Magic business and the growth in Brink recurring software revenues. Service revenue associated with Brink includes recurring software revenue of $5.4 million, an increase of 35.0% from $4.0 million recorded for the quarter ended June 30, 2019. Restaurant Magic service revenue includes recurring software revenue of $2.1 million. Drive-thru service revenue for the quarter ended June 30, 2020 was $0.4 million.

Contract revenues were $18.1 million for the quarter ended June 30, 2020, an increase of 13.1% or $2.1 million from $16.0 million recorded for the quarter ended June 30, 2019.  The favorable increase in revenue was driven by contracts entered into during the first quarter of 2020 relating to intelligence, surveillance, and reconnaissance ("ISR") solutions, with $8.0 million more in backlog compared to the first quarter of 2019.

Product margins for the quarter ended June 30, 2020 were 19.1%, compared to 22.5%, recorded for the quarter ended June 30, 2019, primarily due to unfavorable overhead absorption with reduced revenue and increased freight costs in the beginning of the quarter.

Service margins for the quarter ended June 30, 2020 were 35.2%, compared to 25.2% recorded for the quarter ended June 30, 2019, primarily driven by a shift in mix that resulted from our M&A activity with the Restaurant Magic Acquisition, the Drive-Thru Acquisition and divestment of Surecheck.

Contract margins for the quarter ended June 30, 2020 were 7.4%, compared to 10.0% for the quarter ended June 30, 2019, primarily due to lower product services revenue and increased business development investment in product services compared to the quarter ended June 30, 2019.

Selling, general and administrative ("SG&A") expenses increased to $10.0 million for the quarter ended June 30, 2020 from $9.1 million for the quarter ended June 30, 2019, an increase of 9.9%. The increase was primarily driven by an additional $0.7 million of SG&A expense from recently acquired Restaurant Magic and Drive-Thru businesses.

R&D expenses were $4.5 million for the quarter ended June 30, 2020, an increase of $1.8 million from $2.7 million for the quarter ended June 30, 2019, driven by an increase of $3.2 million in Brink development and $0.5 million for Restaurant Magic development, partially offset by the SureCheck divestiture and an increase in capitalized software.

For the quarter ended June 30, 2020, we recorded $0.2 million of amortization expense associated with identifiable non-developed technology intangible assets acquired in the Drive-Thru Acquisition and the Restaurant Magic Acquisition, compared to $0.0 million for the quarter ended June 30, 2019. Amortization expense associated with identifiable developed technology intangible assets are accounted for as cost of sales within service costs of sales.

In other expense, net, we recorded $0.1 million for the quarter ended June 30, 2020, compared to other expense, net, of $0.4 million recorded for the quarter ended June 30, 2019. This decrease was driven by foreign currency fair value adjustments.

In interest expense, net, we recorded $2.1 million for the quarter ended June 30, 2020, compared to $1.2 million recorded for the quarter ended June 30, 2019. This increase was primarily driven by interest related to the 2024 Notes and 2026 Notes, which includes $1.2 million of non-cash accretion of debt discount and amortization of issuance costs for the three months ended June 30, 2020.

Net tax provision of $1.0 million for the quarter ended June 30, 2020 is driven by the $1.0 million adjustment to the deferred tax benefit recorded in the first quarter for the 2026 Notes issuance. The net tax benefit of $4.0 million for the quarter ended June 30, 2019 was driven by the $4.1 million deferred tax benefit impact of the 2024 Notes issuance in April 2019.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

We reported revenues of $100.4 million for the six months ended June 30, 2020, an increase of 12.9% from $88.9 million recorded for the six months ended June 30, 2019.  Our net loss from continuing operations was $19.9 million, or $1.10 per diluted share, for the six months ended June 30, 2020 versus net loss of $3.8 million, or $0.24 per diluted share, for the six months ended June 30, 2019. Our year-over-year unfavorable performance was primarily driven by corporate financing charges, including an $8.1 million loss on extinguishment of debt related to the partial repurchase of the 2024 Notes, an additional $1.8 million of interest expense related to the 2024 and the 2026 Notes, increased investment in sales, marketing and R&D within the Restaurant/Retail operating segment, and increased depreciation and amortization expense related to the Restaurant Magic Acquisition and Drive-Thru Acquisition.

Operating segment revenue is set forth below:

	Six months ended June 30,		$	%
(in thousands)	2020	2019	variance	variance
Restaurant/Retail
Core *	$35,250	$36,679	(1,429)	(4)%
Brink **	29,775	18,781	10,994	59%
SureCheck	17	2,363	(2,346)	(99)%
Total Restaurant Retail	$65,042	$57,823	$7,219	12%

Government
Intelligence, surveillance, and reconnaissance	$18,514	$13,546	4,968	37%
Mission Systems	16,535	16,733	(198)	(1)%
Product Sales	332	828	(496)	(60)%
Total Government	$35,381	$31,107	$4,274	14%
* CORE includes $7.5 million of Drive-Thru revenue for 2020
** Brink includes $4.0 million of Restaurant Magic revenue for 2020

Product revenues were $31.0 million for the six months ended June 30, 2020, an increase of 2.6% from $30.2 million recorded for the six months ended June 30, 2019, primarily driven by increased hardware attachment associated with installations attributable to Brink and hardware sales from our new Drive-Thru product line. Product revenue related to Brink for the six months ended June 30, 2020 was $10.5 million, an increase of 20% from $8.8 million recorded for the six months ended June 30, 2019. Drive-thru product revenue for the six months ended June 30, 2020 was $4.0 million.

Service revenues were $34.1 million for the six months ended June 30, 2020, an increase of 23.6% from $27.6 million recorded for the six months ended June 30, 2019, primarily due to growth in recurring software and hardware installation revenues. Service revenue associated with Brink includes recurring software revenue of $10.7 million, an increase of 37% from $7.8 million recorded for the six months ended June 30, 2019. Restaurant Magic service revenue includes recurring software revenue of $4.1 million.

Contract revenues were $35.4 million for the six months ended June 30, 2020, an increase of 13.8% from $31.1 million recorded for the six months ended June 30, 2019.  The favorable increase in revenue was driven by our intelligence, surveillance, and reconnaissance ("ISR") solutions line of business, with $8.0 million more in backlog at the beginning of the year compared to 2019.

Product margins for the six months ended June 30, 2020 were 19.6%, compared to 25.1%, recorded for the six months ended June 30, 2019, primarily due to unfavorable overhead absorption with reduced revenue and increased freight costs as we accelerated supply chain to accommodate strategic inventory.

Service margins for the six months ended June 30, 2020 were 33.8%, compared to 26.1% recorded for the six months ended June 30, 2019, primarily driven by a shift in mix that resulted from our M&A activity with the Restaurant Magic Acquisition, Drive-Thru Acquisition and divestment in Surecheck.

Contract margins for the six months ended June 30, 2020 were 7.1%, compared to 9.9% for the six months ended June 30, 2019, primarily due to lower product services revenue and increased business development investment in product services compared to the six months ended June 30, 2019.

Selling, general and administrative ("SG&A") expenses increased to $21.5 million for the six months ended June 30, 2020 from $17.6 million for the six months ended June 30, 2019, an increase of 22.2%. The increase was primarily driven by $1.9 million of expenses associated with recently acquired Restaurant Magic and Drive-Thru businesses and increased depreciation costs associated with recently implemented enterprise resource planning ("ERP") system.

R&D expenses were $9.4 million for the six months ended June 30, 2020, an increase of $3.6 million from $5.8 million for the six months ended June 30, 2019, driven by an increase of $5.0 million in Brink development and $0.9 million in Restaurant Magic development, partially offset by the divestiture of SureCheck and an increase in capitalized software.

For the six months ended June 30, 2020, we recorded $0.4 million of amortization expense associated with identifiable non-developed technology intangible assets acquired in the Drive-Thru Acquisition and the Restaurant Magic Acquisition, compared to $0.0 million for the six months ended June 30, 2019.

In interest expense, net, we recorded $4.1 million for the six months ended June 30, 2020, compared to $1.4 million recorded for the six months ended June 30, 2019. This increase was primarily driven by interest related to the 2024 Notes and the 2026 Notes, which includes $2.1 million of non-cash accretion of debt discount and amortization of issuance costs for the six months ended June 30, 2020, compared to $0.6 million for the six months ended June 30, 2019.

Loss on extinguishment of debt of $8.1 million for the six months ended June 30, 2020, as a result of the settlement of $66.3 million of 2024 Notes in the first quarter.

Net tax benefit of $4.3 million for the six months ended June 30, 2020 is driven by the $4.4 million deferred tax benefit impact of the 2026 Notes issuance in the first quarter. The net tax benefit of $3.9 million for the six months ended June 30, 2019 was driven by the $4.1 million deferred tax benefit impact of the 2024 Notes issuance in April 2019.

Liquidity and Capital Resources

For the six months ended June 30, 2020 the Company’s primary source of liquidity was its sale of the 2026 Notes. Cash used in operating activities was $13.6 million for the six months ended June 30, 2020, compared to $6.5 million for the six months ended June 30, 2019. The variance was driven by an increase in net loss and net working capital needs for the first quarter of 2020 as a result of an increase in strategic procurement of inventory, prepaid assets for annual insurance premiums, and annual variable compensation, and decrease in customer deposits. Inventory levels were strategically increased to support the roll out of projects for Brink and to mitigate risk of supply chain disruption due to the COVID-19 pandemic.

Cash used in investing activities was $4.6 million for the six months ended June 30, 2020 compared to $3.3 million for the six months ended June 30, 2019.  Investing activities during the six months ended June 30, 2020 included capital expenditures of $4.6 million in costs associated with investments in our Restaurant/Retail reporting segment software platforms compared to $1.6 million for software platforms and $1.7 million for implementation of our ERP system for the six months ended June 30, 2019.

Cash provided by financing activities was $49.1 million for the six months ended June 30, 2020, compared to cash provided by financing activities of $64.9 million for the six months ended June 30, 2019.  The six months ended June 30, 2020 included the $120 million issuance of the 2026 Notes partially offset by the repurchase of a majority of the 2024 Notes. The six months ended June 30, 2019 included the $80 million issuance of the 2024 Notes.

We expect our available cash and cash equivalents will be sufficient to meet our operating needs for the next 12 months. Our actual cash needs will depend on many factors, including our rate of revenue growth, growth of our SaaS revenues, the timing and extent of spending to support our product development efforts, the timing of introductions of new products and enhancements to existing products, market acceptance of our products, and the factors described above in this Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Quarterly Report and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and our other filings with the Securities and Exchange Commission.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements or obligations.

Contractual Obligations

The following table summarizes our contractual obligations at June 30, 2020 and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

(in thousands)	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Operating lease obligations	$2,544	$505	$1,924	$75	$40
Other purchase obligations	13,074	12,131	943
Debt obligations	135,440	647	1,043	13,750	120,000
	$151,058	$13,283	$3,910	$13,825	$120,040

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

Critical Accounting Policies and Estimates

Our financial statements are based on the application of U.S. generally accepted accounting principles (“GAAP”).  GAAP requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported.  We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently applied.  Valuations based on estimates are reviewed for reasonableness and adequacy on a consistent basis.  Primary areas where financial information is subject to the use of estimates, assumptions and the application of judgment include revenue recognition, accounts receivable, inventories, accounting for business combinations, contingent consideration, equity compensation, the recognition of right-to-use assets and liabilities, goodwill and intangible assets, the measurement of liabilities and equity recognized for outstanding convertible notes and taxes. Our critical accounting policies have not changed materially from the discussion of those policies included under “Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2019.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not Required.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2020. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2020.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1.	Legal Proceedings

The information in Note 11 – Contingencies, to the financial statements, is responsive to this Item and is incorporated by reference herein.

Item 1A.	Risk Factors
The risks described in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as amended and supplemented by the risks described in the “Risk Factors” section of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 remain current in all material respects, including the discussions of the COVID-19 pandemic and its adverse effect on our business, operations, financial condition and financial results, as further discussed in this Quarterly Report. We continue to actively manage our business to respond to the uncertainties and risks created by the COVID-19 pandemic and the continuously evolving science and government and consumer responses. State and local governments in certain regions of the United States have been easing restrictions previously implemented in response to the COVID-19 pandemic, while other areas of the United States have experienced increased numbers of COVID-19 infections and uncertainty as to government and consumer response, demonstrating that the COVID-19 pandemic continues to be fluid with uncertainties and risks remaining in the U.S. and elsewhere. The extent to which the COVID-19 pandemic will continue to impact our business, operations, financial condition and financial results depends on future developments that are uncertain and difficult to predict; there can be no assurance that the COVID-19 pandemic will not continue to have a material and adverse effect on our business and financial results during any quarter or year in which we are affected.

Item 2.	Unregistered Sales of Equity Securities and Use Of Proceeds

Under our equity incentive plan, employees may elect to have us withhold shares to satisfy minimum statutory federal, state and local tax withholding obligations arising from the vesting of their restricted stock. When we withhold these shares, we are required to remit to the appropriate taxing authorities the market price of the shares withheld, which could be deemed a purchase of shares by us on the date of withholding. For the three and six months ended June 30, 2020, 30,398 shares were purchased at an average price of $17.58 per share.

Item 6.	Exhibits

Exhibit Number		Incorporated by reference into this Quarterly Report on Form 10-Q		Date Filed or Furnished
	Exhibit Description	Form	Exhibit No.
3(i)	Certificate of Incorporation of PAR Technology Corporation, as amended June 5, 2020	Form S-8 (File No.333-239230)	4.1	6/17/2020
10.1 ††	Amended and Restated PAR Technology Corporation 2015 Equity Incentive Plan, as amended June 4, 2020	Form S-8 (File No.333-239230)	99.1	6/17/2020
10.2 ††	Employment Letter: Service as President, effective July 6, 2020, between PAR Government Systems Corporation and Matthew Cicchinelli			Filed herewith
10.3 ††	Amendment, Grant Notice - Restricted Sock Award and the Restricted Stock Award Agreement, effective July 6, 2020, Matthew Cicchinelli, Participant.			Filed herewith
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended			Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended			Filed herewith
32.1	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350			Furnished herewith
32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350			Furnished herewith
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.			Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document			Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document			Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document			Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document			Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document			Filed herewith
104	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 is formatted in Inline XBRL.			Filed herewith
†† Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAR TECHNOLOGY CORPORATION
(Registrant)

Date:	August 7, 2020	/s/ Bryan A. Menar
Bryan A. Menar
Chief Financial and Accounting Officer
(Principal Financial and Accounting Officer)