Form 10-Q
period 2020-09-30
PAR TECHNOLOGY CORP
filed 2020-11-06
CIK 708821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2020
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

As of November 1, 2020, 21,616,748 shares of the registrant’s common stock, $0.02 par value, were outstanding.

PAR TECHNOLOGY CORPORATION

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

Item Number		Page

Item 1.	Financial Statements (unaudited)	2

	Condensed Consolidated Balance Sheets at September 30. 2020 and December 31, 2019 (unaudited)	2

	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2020 and September 30, 2019 (unaudited)	3

	Condensed Consolidated Statements of Comprehensive Loss for the Three and Nine Months Ended September 30, 2020 and September 30, 2019 (unaudited)	4

	Condensed Consolidated Statements of Changes in Shareholders' Equity for the Three and Nine Months Ended September 30, 2020 and September 30, 2019 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2020 and September 30, 2019 (unaudited)	7

	Notes to Condensed Consolidated Financial Statements (unaudited)	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29

Item 4.	Controls and Procedures	29

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings	31

Item 1A.	Risk Factors	31

Item 2.	Unregistered Sales of Equity Securities and Use Of Proceeds	31

Item 6.	Exhibits	33

Signatures		34

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

Forward-Looking Statements
This Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 ("Quarterly Report") contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), Section 27A of the Securities Act of 1933, as amended ("Securities Act"), and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not historical in nature, but rather are predictive of our future operations, financial condition, business strategies and prospects. Forward-looking statements are generally identified by words such as "anticipate," "believe," "belief," "continue," "could," "expect," "estimate," "intend," "may," "opportunity," "plan," "should," "will," "would," "will likely result," and similar expressions, and are based on current expectations and assumptions that are subject to risks and uncertainties, many of which are beyond our control, which could cause our actual results to differ materially from those expressed in or implied by the forward-looking statements, including forward-looking statements relating to our expectations regarding the impact of the COVID-19 pandemic on our business, operations, and financial results. While we have taken precautionary measures intended to minimize the impact of COVID-19 to our employees and to our business, there can be no assurances that these actions are sufficient and that additional actions will not be required. Factors that have and may continue to adversely affect, and that could subsequently adversely impact, our business, operations and financial results, due to the COVID-19 pandemic include: customer store closures, significant reductions or volatility in demand for our products and services, delayed or canceled store implementations, decreased product adoptions and bookings, reduced or delayed software or hardware deployments and a reprioritization of investments in technology or point-of-sale infrastructure; delayed or payment defaults by customers; business continuity risks due to our work-from-home arrangements and travel restrictions, including increased exposure to potential cybersecurity breaches and attacks, disruptions or delays in product assembly and fulfillment and limitations on our selling and marketing efforts; our ability to execute our business and growth strategies; the impact on our corporate culture and ability to attract, hire and retain necessary qualified employees to develop and expand our business; and the impairment of goodwill and other intangible assets in the event of a significant decline in our financial performance. The extent to which the COVID-19 pandemic will continue to impact our business, operations, and financial results is uncertain and cannot be predicted, and there can be no assurance that the COVID-19 pandemic will not continue to have a material and adverse effect on our business, operations and financial results during any quarter or year in which we are affected. Other factors, risks, trends and uncertainties that could cause our actual results to differ materially from those expressed in or implied by forward-looking statements are described below in this Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Quarterly Report, and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the Securities and Exchange Commission ("SEC") on March 16, 2020, and in our other filings with the SEC. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise, except as may be required under applicable securities law.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)
PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share and per share amounts)

Assets	September 30, 2020	December 31, 2019
Current assets:
Cash and cash equivalents	$55,755	$28,036
Accounts receivable – net	40,106	41,774
Inventories – net	27,113	19,326
Other current assets	3,438	4,427
Total current assets	126,412	93,563
Property, plant and equipment – net	13,810	14,351
Goodwill	41,214	41,386
Intangible assets – net	34,247	32,948
Lease right-of-use assets	2,351	3,017
Other assets	3,767	4,347
Total Assets	$221,801	$189,612
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$657	$630
Accounts payable	16,372	16,385
Accrued salaries and benefits	9,730	7,769
Accrued expenses	2,549	3,176
Lease liabilities - current portion	1,132	2,060
Customer deposits and deferred service revenue	11,067	12,084
Total current liabilities	41,507	42,104
Lease liabilities - net of current portion	1,300	1,021
Deferred service revenue – non current	1,646	3,916
Long-term debt	104,867	62,414
Other long-term liabilities	5,706	7,310
Total liabilities	155,026	116,765
Commitments and contingencies
Shareholders’ Equity:
Preferred stock, $.02 par value, 1,000,000 shares authorized	—	—
Common stock, $.02 par value, 58,000,000 and 29,000,000 shares authorized, 19,315,272 and 18,360,205 shares issued, 18,263,416 and 16,629,177 outstanding at September 30, 2020 and December 31, 2019, respectively	386	367
Additional paid in capital	109,772	94,372
Accumulated deficit	(33,741)	(10,144)
Accumulated other comprehensive loss	(5,059)	(5,368)
Treasury stock, at cost, 1,051,856 shares and 1,731,028 shares at September 30, 2020 and December 31, 2019, respectively	(4,583)	(6,380)
Total shareholders’ equity	66,775	72,847
Total Liabilities and Shareholders’ Equity	$221,801	$189,612
See accompanying notes to unaudited interim condensed consolidated financial statements

PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net revenues:
Product	$20,470	$15,904	$51,437	$46,149
Service	16,877	13,937	50,952	41,514
Contract	17,500	15,539	52,881	46,646
	54,847	45,380	155,270	134,309
Costs of sales:
Product	15,995	12,259	40,882	34,912
Service	11,252	9,482	33,810	29,868
Contract	15,929	14,643	48,781	42,679
	43,176	36,384	123,473	107,459
Gross margin	11,671	8,996	31,797	26,850
Operating expenses:
Selling, general and administrative	10,512	9,539	31,988	27,162
Research and development	4,210	3,448	13,613	9,233
Amortization of identifiable intangible assets	257	—	677	—
Adjustment to contingent consideration liability	(2,310)	—	(2,310)	—
	12,669	12,987	43,968	36,395
Operating loss	(998)	(3,991)	(12,171)	(9,545)
Other expense, net	(486)	(401)	(1,250)	(1,205)
Interest expense, net	(2,235)	(1,588)	(6,318)	(2,978)
Loss on extinguishment of debt	—	—	(8,123)	—
Loss before benefit from income taxes	(3,719)	(5,980)	(27,862)	(13,728)
Benefit from income taxes	8	78	4,265	3,988
Net loss	$(3,711)	$(5,902)	$(23,597)	$(9,740)
Basic Earnings per Share:
Net loss	$(0.20)	$(0.36)	$(1.30)	$(0.61)
Diluted Earnings per Share:
Net loss	$(0.20)	$(0.36)	$(1.30)	$(0.61)
Weighted average shares outstanding:
Basic	18,250	16,300	18,145	16,086
Diluted	18,250	16,300	18,145	16,086
See accompanying notes to unaudited interim condensed consolidated financial statements

PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss	$(3,711)	$(5,902)	$(23,597)	$(9,740)
Other comprehensive (loss) income, net of applicable tax:
Foreign currency translation adjustments	(50)	(357)	309	(236)
Comprehensive loss	$(3,761)	$(6,259)	$(23,288)	$(9,976)
See accompanying notes to unaudited interim condensed consolidated financial statements

PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited, in thousands)

	Common Stock		Additional Paid in Capital	Accumulated deficit	Accumulated Other Comprehensive Loss	Treasury Stock		Total Shareholders’ Equity
	Shares	Amount				Shares	Amount
Balances at December 31, 2019	18,360	$367	$94,372	$(10,144)	$(5,368)	1,731	$(6,380)	$72,847
Net loss	—	—	—	(10,910)	—	—	—	(10,910)
Issuance of common stock upon the exercise of stock options	2	—	30	—	—		—	30
Net issuance of restricted stock awards	21	—	—	—	—		—	—
Treasury stock acquired from employees upon vesting or forfeiture of restricted stock	—	—	—	—	—	38	(524)	(524)
Issuance of restricted stock for acquisition	908	19	—	—	—	—	—	19
Equity component of redeemed 2024 convertible notes (net of deferred taxes of $1.8 million)			(7,988)			(722)	2,435	(5,553)
Equity component of issued 2026 convertible notes (net of deferred taxes of $6.2 million and issuance costs of $0.9 million)	—	—	19,097	—	—	—	—	19,097
Stock-based compensation	—	—	1,089	—	—	—	—	1,089
Foreign currency translation adjustments	—	—	—	—	201	—	—	201
Balances at March 31, 2020	19,291	$386	$106,600	$(21,054)	$(5,167)	1,047	$(4,469)	$76,296
Net loss	—	—	—	(8,976)	—	—	—	(8,976)
Issuance of common stock upon the exercise of stock options	4	—	12	—	—	—	—	12
Treasury stock acquired from employees upon vesting or forfeiture of restricted stock	—	—	(195)	—	—	3	192	(3)
Stock-based compensation	—	—	1,123	—	—	—	—	1,123
Foreign currency translation adjustments	—	—	—	—	158	—	—	158
Balances at June 30, 2020	19,295	$386	$107,540	$(30,030)	$(5,009)	1,050	$(4,277)	$68,610
Net loss	—	—	—	(3,711)	—	—	—	(3,711)
Issuance of common stock upon the exercise of stock options	20	—	394	—	—	—	—	394
Net issuance of restricted awards	—	—	833	—	—	—	—	833
Treasury stock acquired from employees upon vesting or forfeiture of restricted stock	—	—	—	—	—	2	(306)	(306)
Stock-based compensation	—	—	1,005	—	—	—	—	1,005
Foreign currency translation adjustments	—	—	—	—	(50)	—	—	(50)
Balances at September 30, 2020	19,315	$386	$109,772	$(33,741)	$(5,059)	1,052	$(4,583)	$66,775
See accompanying notes to unaudited interim condensed consolidated financial statements

PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited, in thousands)

	Common Stock		Additional paid in capital	Retained Earnings (accumulated deficit)	Accumulated Other Comprehensive Loss	Treasury Stock		Total Shareholders’ Equity
	Shares	Amount				Shares	Amount
Balances at December 31, 2018	17,878	$357	$50,251	$5,427	$(4,253)	1,708	$(5,836)	$45,946
Net loss	—	—	—	(2,729)	—	—	—	(2,729)
Issuance of common stock upon the exercise of stock options	78	—	30	—	—	—	—	30
Stock-based compensation	—	—	248	—	—	—	—	248
Foreign currency translation adjustments	—	—	—	—	(10)	—	—	(10)
Balances at March 31, 2019	17,956	$357	$50,529	$2,698	$(4,263)	1,708	$(5,836)	$43,485
Net loss	—	—	—	(1,109)	—	—	—	(1,109)
Issuance of common stock upon the exercise of stock options	79	3	210	—	—	—	—	213
Stock-based compensation	—	—	602	—	—	—	—	602
Foreign currency translation adjustments	—	—	—	—	131	—	—	131
Convertible notes conversion discount (net of deferred taxes of $4.1 million and issuance costs of $1.1 million)	—	—	12,465	—	—	—	—	12,465
Balances at June 30, 2019	18,035	$360	$63,806	$1,589	$(4,132)	1,708	$(5,836)	$55,787
Net loss	—	—	—	(5,902)	—	—	—	(5,902)
Issuance of common stock upon the exercise of stock options	18	2	38	—	—	—	—	40
Stock-based compensation	—	—	988	—	—	—	—	988
Foreign currency translation adjustments	—	—	—	—	(357)	—	—	(357)
Balances at September 30, 2019	18,053	$362	$64,832	$(4,313)	$(4,489)	1,708	$(5,836)	$50,556
See accompanying notes to unaudited interim condensed consolidated financial statements

PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(23,597)	$(9,740)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and accretion	10,152	4,993
Current expected credit losses	912	693
Provision for obsolete inventory	2,158	1,240
Stock-based compensation	3,217	1,838
Loss on debt extinguishment	8,123	—
Adjustment to contingent consideration liability	(2,310)	—
Deferred income tax	(4,372)	(4,065)
Changes in operating assets and liabilities:
Accounts receivable	756	(3,318)
Inventories	(9,945)	1,466
Other current assets	989	(1,934)
Other assets	597	158
Accounts payable	(655)	(3,715)
Accrued salaries and benefits	2,794	1,479
Accrued expenses	(627)	2,936
Customer deposits and deferred service revenue	(3,287)	1,107
Other long-term liabilities	706	(2,758)
Net cash used in operating activities	(14,389)	(9,620)
Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(7,000)
Settlement of working capital for acquisitions	191	—
Capital expenditures	(692)	(2,352)
Capitalization of software costs	(6,369)	(2,283)
Net cash used in investing activities	(6,870)	(11,635)
Cash flows from financing activities:
Payments of long-term debt	(471)	—
Payment of contingent consideration	—	(2,550)
Payments of bank borrowings	—	(17,459)
Proceeds from bank borrowings	—	9,640
Payments for the extinguishment of notes payable	(66,250)	—
Proceeds from notes payable, net of issuance costs	115,786	75,039
Treasury stock acquired from employees upon vesting or forfeiture of restricted stock	(829)	—
Proceeds from exercise of stock options	436	283
Net cash provided by financing activities	48,672	64,953
Effect of exchange rate changes on cash and cash equivalents	306	(236)
Net increase in cash and cash equivalents	27,719	43,462
Cash and cash equivalents at beginning of period	28,036	3,485
Cash and equivalents at end of period	$55,755	$46,947
See accompanying notes to unaudited interim condensed consolidated financial statements

PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2020	2019
Supplemental disclosures of cash flow information:
Cash paid for interest	1,339	153
Income taxes, net of refunds	184	125
Capital expenditures recorded in accounts payable	295	—
Capitalized software recorded in accounts payable	347	—
See accompanying notes to unaudited interim condensed consolidated financial statements

PAR TECHNOLOGY CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Basis of presentation

The accompanying unaudited interim condensed consolidated financial statements ("financial statements") of PAR Technology Corporation and its consolidated subsidiaries (collectively, the “Company”, “PAR”, "we", "us" or "our Company") have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements and the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements as promulgated by the Securities and Exchange Commission ("SEC"). In the opinion of management, the Company's financial statements include all normal and recurring adjustments necessary in order to make the financial statements not misleading and to provide a fair presentation of our financial results for the interim period included in this Quarterly Report on Form 10-Q (this “Quarterly Report”). Interim results are not necessarily indicative of results for the full year or any future periods. The information included in this Quarterly Report should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on March 16, 2020 ("2019 Annual Report").

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

The Company operates in two distinct reporting segments, Restaurant/Retail and Government. The Company’s chief operating decision maker is the Company’s Chief Executive Officer. The Restaurant/Retail reporting segment provides point-of-sale (POS) software and hardware, back-office software, and integrated technical solutions to the restaurant and retail industries. The Government reporting segment provides intelligence, surveillance, and reconnaissance solutions and mission systems support to the United States Department of Defense and other Federal agencies. In addition, the financial statements include corporate operations, which are comprised of enterprise-wide functional departments.

Additionally, the Company has reclassified certain costs and expenses in the condensed consolidated statement of operations for the three and nine months ended September 30, 2019, amounting to $0.2 million and $0.7 million, respectively, from amortization of intangible assets to cost of service to conform to current period presentation. These reclassifications had no effect on previously reported total costs and operating expenses or net losses.

Use of Estimates

Preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Our estimates are subject to uncertainties associated with the ongoing COVID-19 pandemic; the extent to which the COVID-19 pandemic will continue to impact these estimates is uncertain and cannot be predicted, and there can be no assurance that the COVID-19 pandemic will not have a material and adverse effect on these estimates.

Recently Adopted Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (the FASB) issued Accounting Standards Update ("ASU") 2016-13, "Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date, based on historical experience, current conditions, and reasonable and supportable forecasts. In addition, ASU 2016-13 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The Company adopted ASU 2016-13 effective January 1, 2020, and the application of the standard had no material impact on the Company's financial statements for the three and nine months ended September 30, 2020.

In January 2017, the FASB issued ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment.” ASU 2017-04 eliminates Step 2 from the goodwill impairment test which requires entities to compute the implied fair value of goodwill. Under ASU 2017-04, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The Company adopted ASU 2017-04 effective January 1, 2020, and the application of the standard had no material impact on the Company's financial statements for the three and nine months ended September 30, 2020.

In August 2018, the FASB issued ASU 2018-13, “Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement.” ASU 2018-13 modifies the fair value measurement disclosures with the primary focus to improve effectiveness of disclosures in the notes to the financial statements that is most important to the users. ASU 2018-13 modifies the required disclosures related to the valuation techniques and inputs used, uncertainty in measurement, and changes in measurements applied. The Company adopted ASU 2018-13 effective January 1, 2020, and the application of the standard had no material impact on the Company's financial statements for the three and nine months ended September 30, 2020.

In August 2018, the FASB issued ASU 2018-15, “Intangibles – Goodwill and Other (Topic 350) - Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.” ASU 2018-15 provides guidance on the measurement of costs for internal-use software during the design, development, and implementation stages for customers in a cloud hosting arrangement. ASU 2018-15 also requires the capitalized costs associated with the design, development and implementation of cloud hosted arrangements to be amortized over the term of the hosting arrangement. The Company adopted ASU 2018-15 effective January 1, 2020, and the application of the standard had no material impact on the Company's financial statements for the three and nine months ended September 30, 2020.

Recently Issued Accounting Pronouncements Not Yet Adopted

In December 2019, the FASB issued ASU 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes", which is intended to simplify various requirements related to accounting for income taxes. ASU  2019-12 removes certain exceptions to the general principles in Topic 740 and clarifies and amends existing guidance to improve consistent application. ASU 2019-12 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company is currently assessing the impact of this standard on its financial statements.

In August 2020, the FASB issued ASU 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40)”, which is intended to reduce the number of accounting models for convertible debt instruments and convertible preferred stock, and amend guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. ASU 2020-06 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021, with early adoption permitted. The Company is currently assessing the impact of this standard on its financial statements.

With the exception of the new standards discussed above, there were no other recent accounting pronouncements or changes in accounting pronouncements during the three and nine months ended September 30, 2020 that are of significance or potential significance to the Company, as compared to the recent accounting pronouncements described in the 2019 Annual Report.

Note 2 - Revenue Recognition

Our revenue is derived from Software as a Service (SaaS), hardware and software sales, software activation, hardware support, installations, maintenance and professional services. Accounting Standards Codification ("ASC") 606: "Revenue from Contracts with Customers" requires us to distinguish and measure performance obligations under customer contracts. Contract consideration is allocated to all performance obligations within the arrangement or contract. Performance obligations that are determined not to be distinct are combined with other non-distinct performance obligations, until the combined performance obligations are determined to be distinct and the combined performance obligation is then recognized as revenue over time or at a point in time depending on when control is transferred.

We evaluated the potential performance obligations within our Restaurant/Retail reporting segment and evaluated whether each performance obligation met the ASC 606 criteria to be considered distinct performance obligations. Revenue in the Restaurant/Retail reporting segment is recognized at a point in time for software, hardware and installations. Revenue on these items are recognized when the customer obtains control of the asset. This generally occurs upon delivery and acceptance by the customer or upon installation or delivery to a third party carrier for onward delivery to customer. Additionally, revenue in the Restaurant/

Retail reporting segment relating to SaaS, our hardware Advanced Exchange, on-site support and other services is recognized over time as the customer simultaneously receives and consumes the benefits of the Company’s performance obligations. Our support services are stand-ready obligations that are provided over the life of the contract, generally 12 months. We offer installation services to our customers for hardware and software for which we primarily hire third-party contractors to install the equipment on our behalf. We pay third-party contractors installation service fees at mutually agreed rates. When third-party installers are used, we determine whether the nature of our performance obligations is to provide the specified goods or services ourselves (principal) or to arrange for a third-party to provide the goods or services (agent). In direct customer arrangements, we have discretion over our pricing; we are primarily responsible for providing a good or service; and we have inventory risk before the good or service is transferred to the customer. As a result, we have concluded that we are the principal in the arrangement and record installation revenue on a gross basis.

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

Our revenue in the Government reporting segment is generally recognized over time as control of products or services is generally transferred continuously to our customers. While revenue generated by the Government reporting segment is predominantly related to services, we do generate revenue from sales of materials, software, hardware, and maintenance. For the Government reporting segment, cost plus fixed fee contract portfolio revenue is recognized over time using costs incurred as of a determination date to measure progress toward satisfying our performance obligations. Incurred costs represent work performed, which corresponds with, and thereby best depicts, the transfer of control to the customer. Contract costs include labor, material, overhead, and general and administrative expenses. Profit is recognized on the fixed fee portion of the contract as costs are incurred and invoiced. Long-term fixed price contracts and programs involve the use of various techniques to estimate total contract revenue and costs. For long-term fixed price contracts, we estimate the profit, as the difference between the total estimated revenue and expected costs to complete a contract, and recognize it over the life of the contract. Contract estimates are based on various assumptions to project the outcome of future events. These assumptions include: labor productivity and availability; the complexity of the work to be performed; the cost and availability of materials; and the performance of subcontractors. Revenue and profit in future periods of contract performance are recognized using the same assumptions, adjusted for estimated costs to complete a contract. Once the services provided are determined to be distinct or not distinct, we evaluate how to allocate the transaction price. Generally, the Government reporting segment does not sell the same good or service to similar customers and the contract performance obligations are unique to each government contract. The performance obligations are typically not distinct; however, in cases where there are distinct performance obligations, the transaction price is allocated using the relative stand-alone selling price method, which is based upon the standalone selling price of each respective performance obligation. Cost plus margin is used for the cost plus fixed fee contract portfolios as well as the fixed price and time and materials contracts portfolios to determine the stand-alone selling price.

In determining when to recognize revenue, we analyze whether our performance obligations in our Government contracts are satisfied over a period of time or at a point in time. In general, our performance obligations are satisfied over a period of time. However, there may be circumstances where the latter or both scenarios could apply to a contract.

We generally anticipate receipt of payment within 30 to 90 days from satisfaction of a performance obligation. None of our contracts as of December 31, 2019 or September 30, 2020 contained a significant financing component.

Performance Obligations Outstanding

The Company's performance obligations outstanding represent the transaction price of firm, non-cancellable orders, with expected delivery dates to customers after September 30, 2020 and September 30, 2019, respectively, for work that has not yet been performed. The activity of outstanding performance obligations as is relates to customer deposits and deferred service revenue is as follows:

(in thousands)	2020	2019
Beginning balance - January 1	16,000	14,258
Change in deferred revenue	(4,677)	828
Changes in customer deposits	1,390	(115)
Ending balance - September 30	12,713	14,971
In the Restaurant/Retail reporting segment most performance obligations over one year are related to service and support contracts, approximately 87% of which we expect to fulfill within one year and 100% within 60 months. At September 30, 2020 and December 31, 2019, transaction prices allocated to future performance obligations were $9.9 million and $10.9 million, respectively.

During the three months ended September 30, 2020 and September 30, 2019, we recognized revenue of $2.2 million and $2.1 million, respectively, which are included in contract liabilities at the beginning of each such period. During the nine months ended September 30, 2020 and September 30, 2019, we recognized revenue of $9.9 million and $8.6 million, respectively, which are included in contract liabilities at the beginning of the respective period.

The value of existing contracts in the Government reporting segment at September 30, 2020, net of amounts relating to work performed to that date, was approximately $162.5 million, of which $36.0 million was funded, and at December 31, 2019, net of amounts relating to work performed to that date, was approximately $148.7 million, of which $32.8 million was funded. The value of existing contracts, net of amounts relating to work performed at September 30, 2020 are expected to be recognized as revenue over time as follows (in thousands):

Next 12 Months	$66,666
Months 13-24	43,361
Months 25-36	31,156
Thereafter	21,272
TOTAL	$162,455

Disaggregated Revenue
The Company disaggregates revenue from customer contracts by major product group for each reporting segment. The Company believes this method best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. Disaggregation of revenue for the three and nine months ended September 30, 2020 and September 30, 2019 is as follows:

(in thousands)	Three months ended September 30, 2020
	Restaurant/Retail - Point in Time	Restaurant/Retail - Over Time	Government - Over Time
Restaurant/Retail	$29,739	$7,608	$—
Mission Systems	$—	$—	$8,084
ISR Solutions	$—	$—	$8,943
Product	$—	$—	$473
TOTAL	$29,739	$7,608	$17,500

(in thousands)	Three months ended September 30, 2019
	Restaurant/Retail - Point in Time	Restaurant/Retail - Over Time	Government - Over Time
Restaurant/Retail	$23,599	$5,508	$—
Grocery	335	399	—
Mission Systems	—	—	8,444
ISR Solutions	—	—	7,057
Product	—	—	38
TOTAL	$23,934	$5,907	$15,539

(in thousands)	Nine months ended September 30, 2020
	Restaurant/Retail - Point in Time	Restaurant/Retail - Over Time	Government - Over Time
Restaurant/Retail	$77,373	$25,016	$—
Mission Systems	—	—	24,620
ISR Solutions	—	—	27,457
Product	—	—	804
TOTAL	$77,373	$25,016	$52,881

(in thousands)	Nine months ended September 30, 2019
	Restaurant/Retail - Point in Time	Restaurant/Retail - Over Time	Government - Over Time
Restaurant/Retail	$65,849	$18,718	$—
Grocery	1,067	2,029	—
Mission Systems	—	—	25,177
ISR Solutions	—	—	20,603
Product	—	—	866
TOTAL	$66,916	$20,747	$46,646

The Company has reclassified certain revenue for the three and nine months ended September 30, 2019, amounting to $0.1 million and $0.9 million, respectively, from Mission Systems and ISR Solutions to Product to conform to current period presentation. These reclassifications had no effect on previously reported total "Government - Over Time" revenue.

Practical Expedients and Exemptions

The Company generally expenses sales commissions when incurred because the amortization period is less than one year or the total amount of commissions is immaterial. We record these expenses in selling, general and administrative ("SG&A") in the condensed consolidated statements of operations.

We elected to exclude from the transaction price measurement, all taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction and collected by the Company from a customer (for example, sales, use, value added, and some excise taxes).

Note 3 — Acquisitions

Drive-Thru Acquisition

Effective September 30, 2019, the Company, through its wholly-owned subsidiary ParTech, Inc. ("ParTech"), acquired assets of 3M Company's Drive-Thru Communications Systems business, including the XT-1 and G5 headset systems, contracts and intellectual property associated with the business, for a purchase price of $8.4 million (total fair value of assets was $8.4 million including approximately $1.2 million of developed technology, $3.6 million of customer relationships, and $2.4 million of goodwill, net of warranty liability of $1.4 million, resulting in cash paid of $7.0 million) (the "Drive-Thru Acquisition").

Restaurant Magic Acquisition

Effective December 18, 2019, the Company, through ParTech, acquired 100% of the limited liability company interests of AccSys LLC (f/k/a AccSys, Inc., and otherwise known as Restaurant Magic) in base consideration of approximately $42.8 million, of which approximately $12.8 million was paid in cash, which reflects a $0.2 million favorable working capital adjustment recognized in the second quarter of 2020, $27.5 million was paid in restricted shares of Company common stock (issued in January 2020) and $2.0 million was paid by delivery of a subordinated promissory note (the "Restaurant Magic Acquisition"). The sellers of Restaurant Magic have the opportunity, through 2022, to earn additional purchase price consideration, subject to the achievement of certain post-closing revenue focused milestones (the “Earn-Out”). As of December 31, 2019, the value of the Earn-Out based on a Monte Carlo simulation was $3.3 million. During the three-months ended September 30, 2020, a $2.3 million fair value adjustment was recorded to earnings to reflect a reduction in the fair value of the Earn-Out to $1.0 million; see "Note 13 - Fair Value of Financial Instruments" for additional information. The adjustment was recorded as a component of Operating expense for the nine months ended September 30, 2020. The Earn-Out, if any, will be payable 50% in cash or subordinated promissory notes, or a combination of both, at the Company's election, and 50% in restricted shares of Company common stock; the equity component of the Earn-Out is classified as a liability on the Company's balance sheet as the quantity of restricted shares is variable subject to the final value of the Earn-out. The Earn-Out has no maximum payment.

The Company issued restricted stock units in connection with its assumption of awards granted by Restaurant Magic to its employees and contractors prior to the closing of the acquisition.

The fair values assigned to the assets acquired and liabilities assumed in the Drive-Thru Acquisition and the Restaurant Magic Acquisition and presented in the table below were based on management's best estimates and assumptions at the conclusion of the measurement period for each respective transaction:

(in thousands)	Purchase price allocation
Developed technology	$16,400
Customer relationships	1,100
Trade name	900
Tangible assets	1,344
Goodwill	27,773
Total assets	47,517
Accounts payable and accrued expenses	629
Deferred revenue	715
Earn-Out liability	3,340
Consideration paid	$42,833

Unaudited Pro Forma Financial Information

For the three months ended September 30, 2020, the Drive-Thru Acquisition and the Restaurant Magic Acquisition resulted in additional revenues of $5.7 million and $2.2 million, respectively. For the nine months ended September 30, 2020, the Drive-Thru Acquisition and the Restaurant Magic Acquisition resulted in additional revenues of $13.2 million and $6.2 million, respectively. The Company determined it is impractical to report net loss for the Drive-Thru Acquisition and the Restaurant Magic Acquisition for the three and nine months ended September 30, 2020. The following unaudited pro forma financial information presents our results as if both acquisitions occurred January 1, 2019:

(in thousands)	Three months ended September 30, 2019	Nine months ended September 30, 2019
Total revenue	$51,938	$154,211
Net loss	$(5,990)	$(5,209)

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

Note 5 — Accounts Receivable, Net

The Company’s accounts receivable, net, consists of:

(in thousands)	September 30, 2020	December 31, 2019
Government segment:
Billed	$8,460	$11,608
Advanced billings	(600)	(608)
	7,860	11,000

Restaurant/Retail segment:	32,246	30,774
Accounts receivable - net	$40,106	$41,774

At September 30, 2020 and December 31, 2019, the Company had current, expected credit loss of $1.9 million and $1.8 million, respectively, against accounts receivable for the Restaurant/Retail reporting segment. Changes in the current, expected credit loss during the nine months ended September 30, 2020 were as follows:

(in thousands)	2020	2019
Beginning Balance - January 1	$1,849	$1,351
Provisions	912	975
Write-offs	(881)	(321)
Recoveries	—	—
Ending Balance - September 30	$1,880	$2,005

All receivables recorded as of September 30, 2020 and December 31, 2019 represent unconditional rights to payments from customers.

Note 6 — Inventories

Inventories are primarily used in the manufacture, maintenance and service of products within the Restaurant/Retail reporting segment.  The components of inventories, net, consist of the following:

(in thousands)	September 30, 2020	December 31, 2019
Finished goods	$14,055	$8,320
Component parts	7,681	6,768
Service parts	5,377	4,238
	$27,113	$19,326

At September 30, 2020 and December 31, 2019, the Company had inventory reserves of $12.1 million and $9.6 million, respectively, against inventories used in the Restaurant/Retail reporting segment, which primarily relate to service parts.

Note 7 — Identifiable Intangible Assets and Goodwill

Identifiable intangible assets represent intangible assets acquired by the Company in connection with its acquisition of Brink Software Inc., the Drive-Thru Acquisition and the Restaurant Magic Acquisition, and software development costs.  The Company capitalizes certain software development costs for software used in its Restaurant/Retail reporting segment. Software development costs incurred prior to establishing technological feasibility are charged to operations and included in research and development ("R&D") costs. The technological feasibility of a software product is established when the Company has completed all planning, designing, coding, and testing activities necessary to establish that the software product meets its design specifications, including functionality, features, and technical performance requirements. Software development costs incurred after establishing the technological feasibility of software sold as a perpetual license, as defined within ASC 985-20, "Software – Costs of Software to be sold, Leased, or Marketed", are capitalized and amortized on a product-by-product basis when the software product is available for general release to customers. Included in identifiable intangible assets are approximately $5.3 million and $2.5 million of costs related to software products that have not satisfied the general release threshold as of September 30, 2020 and December 31, 2019, respectively. These software products are expected to satisfy the general release threshold within the next 12 months. Software development costs capitalized during the three months ended September 30, 2020 and September 30, 2019 were $2.4 million and $0.7 million, respectively.  Software development costs capitalized during the nine months ended September 30, 2020 and September 30, 2019 were $6.7 million and $2.3 million, respectively.

Annual amortization, charged to cost of sales is computed using the straight-line method over the remaining estimated economic life of software products, generally three to five years. Amortization of capitalized software development costs from continuing operations for the three months ended September 30, 2020 and September 30, 2019 were $1.7 million and $0.5 million, respectively. Amortization of capitalized software development costs from continuing operations for the nine months ended September 30, 2020 and September 30, 2019 were $4.9 million and $1.5 million, respectively.

For the three month period ended September 30, 2020, $1.6 million and $0.3 million of amortization of identifiable intangible assets was recorded in cost of service and amortization of intangible assets, respectively, compared to $0.7 million in cost of service for the three months ended September 30, 2019. For the nine month period ended September 30, 2020, $4.7 million and $0.7 million of amortization of identifiable intangible assets was recorded in cost of service and amortization of intangible assets, respectively, compared to $2.4 million in cost of service for the nine months ended September 30, 2019. There was no comparable amortization recorded in amortization of intangible assets for the three or nine months ended September 30, 2019.

The components of identifiable intangible assets are:

(in thousands)	September 30, 2020	December 31, 2019	Estimated Useful Life
Acquired and internally developed software costs	$40,011	$36,137	3 - 5 years
Customer relationships	4,860	4,860	7 years
Non-competition agreements	30	30	1 year
	44,901	41,027
Less accumulated amortization	(17,806)	(12,389)
	$27,095	$28,638
Internally developed software costs not meeting general release threshold	5,342	2,500
Trademarks, trade names (non-amortizable)	1,810	1,810
	$34,247	$32,948

The expected future amortization of intangible assets, assuming straight-line amortization of capitalized software development costs and acquisition related intangibles, excluding software costs not meeting the general release threshold, is as follows (in thousands):

2020, remaining	$1,818
2021	6,808
2022	5,582
2023	3,581
2024	3,186
Thereafter	6,120
Total	$27,095

The Company operates in two reporting segments, Restaurant/Retail and Government, which are also the Company's identified reporting units for purposes of evaluating goodwill impairment. The Company tests goodwill for impairment on an annual basis, or more often if events or circumstances indicate that there may be impairment of goodwill. Goodwill is assigned to a specific reporting unit at the date the goodwill is initially recorded; once assigned, goodwill no longer retains its association with a particular acquisition and all of the activities within the reporting unit, whether acquired organically or from a third-party, are available to support the value of the goodwill. The amount of goodwill carried by the Restaurant/Retail and Government segments were $41.2 million and $41.4 million at September 30, 2020 and December 31, 2019, respectively. The Company recognized additions to goodwill as part of the Drive-Thru Acquisition and the Restaurant Magic Acquisition as indicated in Note 3 - Acquisitions; in June 2020, a $0.2 million favorable working capital adjustment was recognized related to the Restaurant Magic Acquisition. No impairment charges were recorded for the periods ended September 30, 2020 or September 30, 2019.

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

The Company used approximately $66.3 million (excluding cash payments relating to accrued interest and fractional shares) from its sale of the 2026 Notes and issued 722,423 shares of common stock at $32.43 per share out of treasury stock with an average cost basis of $3.37 per share to repurchase approximately $66.3 million in aggregate principal amount of the 2024 Notes through individually negotiated transactions. Of the total price paid for the 2024 Notes, $59.0 million was allocated to the 2024 Notes settlement, $30.8 million was allocated to the equity component, and $1.0 million was used to pay off accrued interest on the 2024 Notes. The consideration transferred was allocated to the liability and equity components of the 2024 Notes using the equivalent rate that reflected the borrowing rate for a similar non-convertible debt instrument immediately prior to settlement. The transaction resulted in a loss on settlement of convertible notes of $8.1 million, which is recorded as a Loss on extinguishment of debt in the Company’s unaudited condensed consolidated statement of operations. The loss represents the difference between (i) the fair value of the liability component and (ii) the sum of the carrying value of the debt component and any unamortized debt issuance costs at the time of settlement.

The implied estimated effective rate of the liability component of the 2024 Notes and 2026 Notes is 10.24% and 7.33%, respectively.

The Notes are senior, unsecured obligations of the Company. The 2024 Notes and the 2026 Notes are convertible, in whole or in part, at the option of the holder, upon the occurrence of specified events or certain fundamental changes set forth in the Indentures prior to the close of business on the business day immediately preceding October 15, 2023 and October 15, 2025, respectively; and, thereafter, at any time until the close of business on the second business day immediately preceding maturity. The 2024 Notes are convertible into Company common stock at an initial conversion rate of 35.0217 shares per $1,000 principal amount and the 2026 Notes are convertible into Company common stock at an initial conversion rate of 23.2722 shares per $1,000 principal amount. Upon conversion, the Company may elect to settle by paying or delivering either solely cash, shares of Company common stock or a combination of cash and shares of Company common stock.

In accordance with ASC 470-20 "Debt with Conversion and Other Options — Beneficial Conversion Features", the initial measurement of the 2024 Notes at fair value resulted in a liability of $62.4 million and as such, the calculated discount resulted in an implied value of the convertible feature recognized in Additional Paid in Capital of $17.6 million; and the initial measurement of the 2026 Notes at fair value resulted in a liability of $93.8 million and as such, the calculated discount resulted in an implied value of the convertible feature recognized in Additional Paid in Capital of $26.2 million. Issuance costs for the Notes amounted to $4.9 million and $4.2 million for the 2024 Notes and 2026 Notes, respectively. These costs were allocated to debt and equity components on a ratable basis. For the 2024 Notes this amounted to $3.8 million and $1.1 million to the debt and equity components, respectively. For the 2026 Notes this amounted to $3.3 million and $0.9 million to the debt and equity components, respectively.

The Indentures contain covenants that, among other things, restrict the Company’s ability to merge, consolidate or sell, or otherwise dispose of, substantially all of its assets and customary Events of Default (as defined in the Indentures).

As a result of the changes to the equity components of the Notes, the Company recognized a deferred income tax benefit of $4.4 million during the nine months ended September 30, 2020.

The following table summarizes information about the net carrying amounts of the Notes as of September 30, 2020:

(in thousands)	2024 Notes	2026 Notes
Principal amount of notes outstanding	$13,750	$120,000
Unamortized discount (including unamortized debt issuance cost)	(2,787)	(26,968)
Total long-term portion of notes payable	$10,963	$93,032

The following table summarizes interest expense recognized on the Notes for the three and nine months ended September 30, 2020 and 2019:

(in thousands)	Three Months Ended September 30,
	2020	2019
Contractual interest expense	$1,017	$900
Amortization of debt issuance costs and discount	1,126	882
Total interest expense	$2,143	$1,782

(in thousands)	Nine Months Ended September 30,
	2020	2019
Contractual interest expense	$3,009	$1,650
Amortization of debt issuance costs and discount	3,205	1,628
Total interest expense	$6,214	$3,278

The following table summarizes the future principal payments for the Notes as of September 30, 2020 (in thousands):

2020, remaining	$—
2021	—
2022	—
2023	—
2024	13,750
Thereafter	120,000
Total	$133,750

In connection with the Restaurant Magic Acquisition (see "Note 3 - Acquisitions"), $2.0 million of the purchase price was paid by delivery of a subordinated promissory note. The note bears interest at 4.5% per annum, with monthly payments of principal and interest in the amount of $60,391 payable beginning January 15, 2020 through maturity on December 15, 2022. As of September 30, 2020, the outstanding balance of the subordinated promissory note was $1.5 million of which $0.7 million was in the current portion of long-term debt. The Company's future minimum principal payments are $0.1 million, $0.7 million and $0.7 million for the remainder of 2020, 2021 and 2022, respectively.

Note 9 — Stock Based Compensation

The Company applies the fair value recognition provisions of ASC Topic 718: "Stock Compensation". The Company recorded stock-based compensation of $3.2 million and $1.8 million for the nine month periods ended September 30, 2020 and September 30, 2019, respectively. The Company recorded stock-based compensation of $1.0 million and $0.9 million for the three month periods ended September 30, 2020 and September 30, 2019, respectively. At September 30, 2020, the aggregate unrecognized compensation expense related to unvested equity awards was $9.1 million (net of estimated forfeitures), which is expected to be recognized as compensation expense in fiscal years 2020 through 2023.

A summary of stock option activity for the nine months ended September 30, 2020 is below:

(in thousands, except for exercise price)	Options Outstanding	Weighted Average Exercise Price
Outstanding at January 1, 2020	410	$14.50
Granted	619	13.82
Exercised	(25)	10.29
Canceled/forfeited	(15)	19.02
Outstanding at September 30, 2020	989	$14.11

A summary of unvested restricted stock activity for the nine months ended September 30, 2020 is below:

(in thousands, except for award value)	Restricted Stock Awards	Weighted Average Award Value
Outstanding at Balance at January 1, 2020	171	$23.53
Granted	21	29.19
Vested	(28)	24.37
Forfeited and cancelled	(77)	24.16
Outstanding at September 30, 2020	87	$24.09

A summary of unvested restricted stock units ("RSU") activity for the nine months ended September 30, 2020 is below:

(in thousands, except for award value)	RSU Awards	Weighted Average Award Value
Outstanding at Balance at January 1, 2020	—	$—
Granted	375	13.24
Vested	—	—
Forfeited and cancelled	—	—
Outstanding at September 30, 2020	375	$13.24

Note 10 — Net loss per share

Earnings per share is calculated in accordance with ASC Topic 260: "Earnings per Share", which specifies the computation, presentation and disclosure requirements for earnings per share (EPS).  It requires the presentation of basic and diluted EPS.  Basic EPS excludes all dilution and is based upon the weighted average number of shares of common stock outstanding during the period.  Diluted EPS reflects the potential dilution that would occur if convertible securities or other contracts to issue common stock were exercised. At September 30, 2020, there were 989,000 anti-dilutive stock options outstanding compared to 590,000 as of September 30, 2019. At September 30, 2020 there were 375,000 anti-dilutive restricted stock units compared to zero as of September 30, 2019.

The potential effects of 2024 Notes and 2026 Notes conversion features (See "Note 8 - Debt") were excluded from the diluted net loss per share as of September 30, 2020 and September 30, 2019. Potential shares from 2024 Notes and 2026 Notes conversion features at respective maximum conversion rates of 46.40 and 30.84 shares of common stock per $1,000 principal amount of Notes are approximately 638,051 and 3,700,272, respectively.

Note 11 — Contingencies

From time to time, the Company is party to legal proceedings arising in the ordinary course of business. Additionally, U.S. Government contract costs are subject to periodic audit and adjustment. Based on information currently available, and based on its evaluation of such information, the Company believes the legal proceedings in which it is currently involved are not material or are not likely to result in a material adverse effect on the Company’s business, financial condition or results of operations.

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

Note 12 — Segment and Related Information

The Company operates in two distinct reporting segments, Restaurant/Retail and Government. The Company’s chief operating decision maker is the Company’s Chief Executive Officer. The Restaurant/Retail reporting segment provides point-of-sale (POS) software and hardware, back-office software, and integrated technical solutions to the restaurant and retail industries. The Government reporting segment provides intelligence, surveillance, and reconnaissance solutions and mission systems support to the United States Department of Defense and other Federal agencies. In addition, the financial statements include corporate operations, which are comprised of enterprise-wide functional departments.

Information as to the Company's reporting segments is set forth in the tables below; information noted as “Other” primarily relates to the Company’s corporate operations.

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net Revenues:
Restaurant/Retail	$37,347	$29,841	$102,389	$87,663
Government	17,500	15,539	52,881	46,646
Total	$54,847	$45,380	$155,270	$134,309

Operating loss:
Restaurant/Retail	$(2,763)	$(4,432)	$(16,530)	$(12,029)
Government	1,774	809	4,302	3,690
Other	(9)	(368)	57	(1,206)
Total	(998)	(3,991)	(12,171)	(9,545)
Other expense, net	(486)	(401)	(1,250)	(1,205)
Interest expense, net	(2,235)	(1,588)	(6,318)	(2,978)
Loss on extinguishment of debt	—	—	(8,123)	—
Loss before benefit from income taxes	$(3,719)	$(5,980)	$(27,862)	$(13,728)

Depreciation, amortization and accretion:
Restaurant/Retail	$1,984	$824	$5,790	$2,893
Government	80	17	136	54
Other	1,388	1,031	4,226	2,046
Total	$3,452	$1,872	$10,152	$4,993

Capital expenditures including software costs:
Restaurant/Retail	$1,324	$838	$5,814	$2,679
Government	415	—	849	176
Other	276	480	398	1,780
Total	$2,015	$1,318	$7,061	$4,635

Revenues by country:
United States	$51,036	$44,380	$148,293	$127,962
Other Countries	3,811	1,000	6,977	6,347
Total	$54,847	$45,380	$155,270	$134,309

The following table represents identifiable long-lived tangible assets by reporting segment.

(in thousands)	September 30, 2020	December 31, 2019
Restaurant/Retail	$1,822	$1,987
Government	226	272
Other	11,762	12,093
Total	$13,810	$14,352

The following table represents identifiable long-lived tangible assets by country based on the location of the assets.

(in thousands)	September 30, 2020	December 31, 2019
United States	$13,736	$14,260
Other Countries	74	92
Total	$13,810	$14,352

The following table represents goodwill by reporting segment.

(in thousands)	September 30, 2020	December 31, 2019
Restaurant/Retail	$40,478	$40,650
Government	736	736
Total	$41,214	$41,386

Customers comprising 10% or more of the Company’s total revenues by reporting segment are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Restaurant/Retail reporting segment:
Dairy Queen	13%	5%	13%	7%
Yum! Brands, Inc.	11%	14%	10%	14%
McDonald’s Corporation	6%	10%	7%	10%
Government reporting segment:
U.S. Department of Defense	32%	34%	34%	35%
All Others	38%	37%	36%	34%
	100%	100%	100%	100%

No other customer within All Others represented 10% or more of the Company’s total revenue for the three and nine months ended September 30, 2020 or 2019. The above table should be read in conjunction with the revised table presented in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, filed with the SEC on May 11, 2020.

Note 13 — Fair Value of Financial Instruments

The Company’s financial instruments have been recorded at fair value using available market information and valuation techniques.  The fair value hierarchy is based upon three levels of input, which are:

Level 1 — quoted prices in active markets for identical assets or liabilities (observable)
Level 2 — inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in inactive markets, or other inputs that are observable market data for essentially the full term of the asset or liability (observable)
Level 3 — unobservable inputs that are supported by little or no market activity, but are significant to determining the fair value of the asset or liability (unobservable)

The Company’s financial instruments primarily consist of cash and cash equivalents, trade receivables, trade payables, debt instruments and deferred compensation assets and liabilities. The carrying amounts of cash and cash equivalents, trade receivables and trade payables as of September 30, 2020 and December 31, 2019 were considered representative of their fair values.  The estimated fair value of the 2024 Notes and 2026 Notes at September 30, 2020 was $20.7 million and $144.7 million, respectively. The valuation techniques used to determine the fair value of 2024 Notes and 2026 Notes are classified within Level 2 of the fair value hierarchy.

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

The amounts owed to employees participating in the deferred compensation plan at September 30, 2020 was $3.0 million compared to $3.2 million at December 31, 2019 and is included in other long-term liabilities on the balance sheets.

The Company uses a Monte-Carlo simulation to determine the fair value of the Earn-Out liability associated with the Restaurant Magic Acquisition. This simulation uses probability distribution for each significant input to produce hundreds or thousands of possible outcomes and the results are analyzed to determine probabilities of different outcomes occurring, as such it is classified as Level 3. Significant increases or decreases to these inputs in isolation could result in a significantly higher or lower liability. Ultimately, the liability will be equivalent to the amount paid, and the difference between the fair value estimate and amount paid will be recorded in earnings. The amount paid that is less than or equal to the liability on the acquisition date is reflected as cash used in financing activities in our consolidated statements of cash flows. Any amount paid in excess of the liability on the acquisition date is reflected as cash used in operating activities. The Restaurant Magic Acquisition resulted in a liability for the contingent consideration being recorded in the amount of $3.3 million during 2019. The liability for the contingent consideration was established at the time of the acquisition and is evaluated quarterly based on additional information as it becomes available. During the three and nine months ended September 30, 2020, an adjustment of $2.3 million was recognized to reduce the contingent consideration liability to $1.0 million. Any change in the fair value adjustment is recorded in the earnings for that period as a component of Operating expense in the condensed consolidated financial statements.

The following table presents a summary of changes in fair value of the Company’s Level 3 assets and liabilities that are measured at fair value on a recurring basis, and are recorded as a component of other long-term liabilities on the consolidated balance sheet:

(in thousands)	Level 3 Inputs
Liabilities
Balance at December 31, 2019	$3,340
New level 3 liability	—
Total gains reported in earnings	2,310
Settlement of Level 3 liabilities	—
Balance at September 30, 2020	$1,030

Note 14 — Subsequent Events

On October 5, 2020, the Company completed an underwritten public offering (the "offering"), pursuant to the Company's universal shelf registration statement filed with the SEC on September 30, 2020 (Registration No. 333-249142), of 3,350,000 shares of common stock at a price to the public of $38.00 per share, resulting in $121.7 million of proceeds, net of underwriting discounts and commissions and offering expenses payable by the Company. In connection with the offering, the Company granted Jeffries LLC, the underwriter of the offering, a 30 day option to purchase up to an additional 502,500 shares of common stock at the same public offering price, less underwriting discounts and commissions. On November 3, 2020, Jeffries, LLC partially exercised its option and purchased 266,022 shares of common stock, resulting in an additional $9.6 million of proceeds, net of underwriting discounts and commissions and offering expenses payable by the Company.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

When used in this Quarterly Report on Form 10-Q ("Quarterly Report”), the terms “PAR”, “Company,” “we,” “us” and “our” mean PAR Technology Corporation and its consolidated subsidiaries, unless the context indicates otherwise. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the notes thereto included under Part I, Item 1 of this Quarterly Report and our audited consolidated financial statement and the notes thereto included under Part II, Item 8 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the SEC on March 16, 2020 ("2019 Annual Report"). See also, “Forward-Looking Statements”.

Overview
PAR Technology Corporation operates two distinct reporting segments: our Restaurant/Retail segment, which provides point-of-sale (POS) software and hardware, back-office software, and integrated technical solutions to the retail and restaurant industries, and our Government segment, which provides intelligence, surveillance, and reconnaissance solutions and mission systems support to the U.S. Department of Defense ("DoD") and other Federal agencies.
Our Restaurant/Retail segment is a leading provider of software and hardware to the restaurant and retail industries. We provide multi-unit and individual restaurants, franchisees, and enterprise customers in the three major restaurant categories: fast casual, quick serve, and table service, a fully integrated cloud solution, with our leading Brink POS cloud software and our point-of-sale hardware for the front-of-house, and our leading back-office cloud software - Data Central - for the back-of-house.

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

Our POS integrated solutions also includes a comprehensive offering of wireless headsets for drive-thru order taking. This product offering is of particular relevance during the COVID-19 pandemic as it provides our customers with another means to deliver their products and serve their customers, even in these uncertain times. Additionally, our recently released merchant services offering, PAR Payment Services, provides restaurants with card payment processing capabilities, which we service and support.

We believe our cloud software solutions, hardware offerings and services uniquely position us to be a leader in helping to digitize the modern restaurant. Our continued success and growth will depend upon our ability to successfully deploy capital to where it earns its highest return. This includes the development and introduction of new products and product enhancements, targeted acquisitions and a constant review of internal spend. We have spent extensive time building a culture of intense rigor around capital allocation and we believe it will be a key part of our future success.

Our Government segment provides technical expertise in contract development of advanced systems and software solutions for the U.S. DoD and other Federal agencies, as well as satellite, communication, and IT mission systems support at a number of U.S. Government facilities both in the U.S. and worldwide. Our strategy is to build upon our Government segment's sustained performance on existing service contracts, coupled with investments in enhanced business development capabilities. We believe we are well positioned to realize continued renewals of expiring contracts and extensions of existing contracts, and to secure service and solution contracts in expanded areas within the U.S. DoD and other Federal agencies. We believe our highly relevant technical competencies, intellectual property, and investments in new technologies provide opportunities to offer systems integration, products, and highly-specialized service solutions to the U.S. DoD and other Federal agencies. The general uncertainty in U.S. defense total workforce policies (military, civilian, and contract), procurement cycles, and spending levels for the next several years are factors we monitor as we develop and implement our business strategy for our Government segment.

Recent Developments Affecting Our Business - COVID 19 Update

The COVID-19 pandemic continues to affect the U.S. and global economies affecting our business, operations, and financial results, and the restaurant industry generally. The effects of the COVID-19 pandemic, including the effects of responses of governmental authorities and companies to reduce the spread of the virus, such as shutdowns or reduced capacity restrictions, travel restrictions, and work-from-home requirements or practices, are expected to continue for the foreseeable future as economies and businesses transition to a new normal.

Early in the COVID-19 pandemic, we took a number of actions to mitigate its impact on our employees and business, including limiting travel to essential-business only, implementing work-from-home policies and augmenting shifts for our production employees, and at the same time introduced new product offerings to promote social distancing, including PARkit, a virtual kiosk, virtual drive-thru and/or on-line ordering solution, and self-install hardware product configurations, offered subscription discounts and deferred payment arrangements to customers and continued to invest in our Brink POS platform and adjacent opportunities to position our business to the new normal and seek new opportunities. We also implemented cost saving measures, including reductions in discretionary spending, a non-essential position hiring freeze, a reduction in workforce, employee furloughs and temporary salary reductions. While we continue to manage our business in response to the COVID-19 pandemic, we are unable to accurately predict the ultimate impact that the COVID-19 pandemic will have on our business, operations, financial condition, financial results or prospects. For additional information on the various risks posed by the COVID-19 pandemic, please read “Risk Factors” in Part II, "Item 1A. Risk Factors" in this Quarterly Report.

Further, the COVID-19 pandemic has not had a material adverse impact on our Government business to date. We have continued our work-from-home arrangements for non-essential employees and on-site operations continue to be accomplished through telework and a staggered staffing approach that achieves the intent and benefits of social distancing. For contracts requiring specialized equipment, we use our established off-site lab environment permitting the safe continuation of development and testing activities until government facilities reopen.

Results of Operations —

Three months ended September 30, 2020 Compared to Three months ended September 30, 2019

We reported revenues of $54.8 million for the quarter ended September 30, 2020, an increase of 20.7% from $45.4 million recorded for the quarter ended September 30, 2019.  Our net loss from continuing operations was $3.7 million, or $0.20 per diluted share, for the third quarter of 2020, compared to a net loss of $5.9 million, or $0.36 per diluted share, for the third quarter of 2019. The favorable comparison is primarily driven by a $2.3 million reduction in the Earn-Out liability associated with the Restaurant Magic Acquisition and inorganic growth resulting from the Drive-Thru and Restaurant Magic Acquisitions which absorbed an increase in research and development costs associated with our Restaurant/Retail segment software platforms and an increase in interest expense attributable to the 2026 Notes.

Operating segment revenue is set forth below:

	Three Months Ended September 30,		$	%
(in thousands)	2020	2019	variance	variance
Restaurant/Retail
Core *	$20,967	$18,208	2,759	15%
Brink **	16,380	10,898	5,482	50%
SureCheck	—	734	(734)	(100)%
Total Restaurant Retail	$37,347	$29,840	$7,507	25%

Government
Intelligence, surveillance, and reconnaissance	$8,945	$7,057	1,888	27%
Mission Systems	8,083	8,444	(361)	(4)%
Product Services	472	37	435	1,176%
Total Government	$17,500	$15,538	$1,962	13%

* CORE includes $5.7 million of Drive-Thru revenue for 2020
** Brink includes $2.2 million of Restaurant Magic revenue for 2020

Product revenues were $20.5 million for the quarter ended September 30, 2020, an increase of 28.9% from $15.9 million recorded for the quarter ended September 30, 2019, primarily driven by an increase of $3.2 million in revenue from our Core customers, driven by drive-thru product revenue for the quarter ended September 30, 2020 of $5.3 million partially offset by a reduction in legacy Core hardware sales. Product revenue related to Brink for the quarter ended September 30, 2020 was $6.7 million, an increase of 31.2% from $5.1 million recorded for the quarter ended September 30, 2019. The favorable Brink product revenue results were driven by the increase in site activations.

Service revenues were $16.9 million for the quarter ended September 30, 2020, an increase of 21.5% or $3.0 million from $13.9 million recorded for the quarter ended September 30, 2019, primarily due to the addition of revenues derived from the Restaurant Magic business and the growth in Brink recurring software revenues. Service revenue associated with Brink includes recurring software revenue of $5.6 million, an increase of 30.2% from $4.3 million recorded for the quarter ended September 30, 2019. Restaurant Magic service revenue includes recurring software revenue of $2.2 million. Drive-thru service revenue for the quarter ended September 30, 2020 was $0.4 million.

Contract revenues were $17.5 million for the quarter ended September 30, 2020, an increase of 12.9% or $2.0 million from $15.5 million recorded for the quarter ended September 30, 2019.  The favorable increase in contract revenue from our Government reporting segment was driven by contracts entered into during the first half of 2020 relating to intelligence, surveillance, and reconnaissance ("ISR") solutions, with $2.5 million more in backlog compared to the third quarter of 2019.

Product margins for the quarter ended September 30, 2020 were 21.9%, compared to 22.9%, recorded for the quarter ended September 30, 2019, primarily due to unfavorable product mix.

Service margins for the quarter ended September 30, 2020 were 33.3%, compared to 32.0% recorded for the quarter ended September 30, 2019, primarily driven by a shift in sales mix that resulted from our M&A activity, with the Restaurant Magic Acquisition and the Drive-Thru Acquisition.

Contract margins for the quarter ended September 30, 2020 were 9.0%, compared to 5.8% for the quarter ended September 30, 2019, primarily due to the increase in Product Services revenue and increased profitability across several contracts in Mission Systems compared to the quarter ended September 30, 2019.

Selling, General, and Administrative ("SG&A") expenses increased to $10.5 million for the quarter ended September 30, 2020 from $9.5 million for the quarter ended September 30, 2019, an increase of 10.5%. The increase was primarily driven by an additional $0.9 million of SG&A expense from the Restaurant Magic and Drive-Thru Acquisitions.

Research and Development ("R&D") expenses were $4.2 million for the quarter ended September 30, 2020, an increase of $0.8 million from $3.4 million for the quarter ended September 30, 2019, driven by an increase of $1.5 million in Brink development and $0.6 million in Restaurant Magic development, partially offset by the SureCheck divestiture and an increase in capitalized software.

For the quarter ended September 30, 2020, we recorded $0.2 million of amortization expense associated with identifiable non-developed technology intangible assets acquired in the Drive-Thru Acquisition and the Restaurant Magic Acquisition; there was no comparable expense for the three months ended September 30, 2019. Amortization expense associated with identifiable developed technology intangible assets are accounted for as cost of sales within service costs of sales.

Also included in Operating expense for the three-months ended September 30, 2020 is a $2.3 million reduction to the fair value of the Earn-Out liability associated with the Restaurant Magic Acquisition. There was no comparable reduction to expense for the three months ended September 30, 2019.

In other expense, net, we recorded $0.5 million for the quarter ended September 30, 2020, compared to other expense, net, of $0.4 million recorded for the quarter ended September 30, 2019.

In interest expense, net, we recorded $2.2 million for the quarter ended September 30, 2020, compared to $1.6 million recorded for the quarter ended September 30, 2019. This increase was primarily driven by an increase in convertible debt and associated interest expense related to the 2026 Notes issued in the first quarter of 2020. Interest expense, net includes $1.1 million of non-cash accretion of debt discount and amortization of issuance costs for the three months ended September 30, 2020 compared with $0.9 million for the same period last year.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

We reported revenues of $155.3 million for the nine months ended September 30, 2020, an increase of 15.6% from $134.3 million recorded for the nine months ended September 30, 2019.  Our net loss from continuing operations was $23.6 million, or $1.30 per diluted share, for the nine months ended September 30, 2020, compared to net loss of $9.7 million, or $0.61 per diluted share, for the nine months ended September 30, 2019. Our year-over-year unfavorable performance was primarily driven by corporate financing charges, including an $8.1 million loss on extinguishment of debt related to the partial repurchase of the 2024 Notes, an additional $3.3 million of interest expense related to the 2024 Notes and the 2026 Notes, increased investment in sales, marketing and R&D within the Restaurant/Retail reporting segment, and increased depreciation and amortization expense related to the Restaurant Magic Acquisition and Drive-Thru Acquisition.

Operating segment revenue is set forth below:

	Nine months ended September 30,		$	%
(in thousands)	2020	2019	variance	variance
Restaurant/Retail
Core *	$56,233	$54,886	1,347	2%
Brink **	46,156	29,679	16,477	56%
SureCheck	—	3,096	(3,096)	(100)%
Total Restaurant Retail	$102,389	$87,661	$14,728	17%

Government
Intelligence, surveillance, and reconnaissance	$27,459	$20,603	6,856	33%
Mission Systems	24,618	25,177	(559)	(2)%
Product Services	804	865	(61)	(7)%
Total Government	$52,881	$46,645	$6,236	13%
* CORE includes $13.2 million of Drive-Thru revenue for 2020
** Brink includes $6.2 million of Restaurant Magic revenue for 2020

Product revenues were $51.4 million for the nine months ended September 30, 2020, an increase of 11.5% from $46.1 million recorded for the nine months ended September 30, 2019, primarily driven by increased hardware attachment associated with installations attributable to Brink and hardware sales from our new Drive-Thru product line and partially offset by a $9.6 million reduction in legacy Core hardware sales. Product revenue related to Brink for the nine months ended September 30, 2020 was $17.2 million, an increase of 24.0% from $13.8 million recorded for the nine months ended September 30, 2019. Drive-Thru product revenue for the nine months ended September 30, 2020 was $12.2 million.

Service revenues were $51.0 million for the nine months ended September 30, 2020, an increase of 22.9% from $41.5 million recorded for the nine months ended September 30, 2019, primarily due to growth in Brink and growth resulting from our acquisition of Restaurant Magic. Service revenue associated with Brink includes recurring software revenue of $15.7 million, an increase of 29.8% from $12.1 million recorded for the nine months ended September 30, 2019. Restaurant Magic service revenue includes recurring software revenue of $6.2 million.

Contract revenues were $52.9 million for the nine months ended September 30, 2020, an increase of 13.5% from $46.6 million recorded for the nine months ended September 30, 2019.  The favorable increase in revenue was driven by ISR solutions, which was driven by a higher backlog at the beginning of this year, which has continued to grow and is now $30 million greater than the same nine month period ended September 30, 2019.

Product margins for the nine months ended September 30, 2020 were 20.5%, compared to 24.3%, recorded for the nine months ended September 30, 2019, primarily driven by unfavorable product mix.

Service margins for the nine months ended September 30, 2020 were 33.6%, compared to 28.1% recorded for the nine months ended September 30, 2019, primarily driven by a shift in sales mix that resulted from our M&A activity with the Restaurant Magic Acquisition and Drive-Thru Acquisition, and our divestiture of Surecheck.

Contract margins for the nine months ended September 30, 2020 were 7.8%, compared to 8.5% for the nine months ended September 30, 2019, primarily due to an increase in business development investment in product services compared to the nine months ended September 30, 2019.

SG&A expenses increased to $32.0 million for the nine months ended September 30, 2020 from $27.2 million for the nine months ended September 30, 2019, an increase of 17.7%. The increase was primarily driven by $2.8 million of expenses associated with the Restaurant Magic Acquisition and Drive-Thru Acquisition and increased depreciation and hosting costs associated with the implementation of our enterprise resource planning ("ERP") system.

R&D expenses were $13.6 million for the nine months ended September 30, 2020, an increase of $4.4 million from $9.2 million for the nine months ended September 30, 2019, primarily driven by a $5.0 million increase in spending in Brink development, $0.9 million in Restaurant Magic development, and partially offset by less SureCheck R&D and increased capitalization of software development.

For the nine months ended September 30, 2020, we recorded $0.6 million of amortization expense associated with identifiable non-developed technology intangible assets acquired in the Drive-Thru Acquisition and the Restaurant Magic Acquisition; there was no comparable expense for the nine months ended September 30, 2019. Amortization expense associated with identifiable developed technology intangible assets are accounted for as cost of sales within service costs of sales.

Also included in Operating expense for the nine-months ended September 30, 2020 is a $2.3 million reduction to the fair value of the Earn-Out liability associated with the Restaurant Magic Acquisition. There was no comparable reduction to expense for the nine months ended September 30, 2019.

In Other expense, net, we recorded $1.3 million other income, net, for the nine months ended September 30, 2020, compared to other expense, net, of $1.2 million recorded for the nine months ended September 30, 2019.

In interest expense, net, we recorded $6.3 million for the nine months ended September 30, 2020, compared to $3.0 million recorded for the nine months ended September 30, 2019. This increase was primarily driven by interest related to an increase in convertible debt as a result of the issuance of the 2026 Notes in the first quarter of 2020. Interest expense, net includes $3.2 million of non-cash accretion of debt discount and amortization of issuance costs for the nine months ended September 30, 2020, compared to $1.6 million for the nine months ended September 30, 2019.

We recorded a Loss on extinguishment of debt of $8.1 million for the nine months ended September 30, 2020, as a result of the repurchase of $66.3 million of 2024 Notes in the first quarter of this year.

Net tax benefit of $4.3 million for the nine months ended September 30, 2020 is driven by the $4.4 million deferred tax benefit impact of the 2026 Notes issuance in the first quarter. The net tax benefit of $4.0 million for the nine months ended September 30, 2019 was driven by the $4.1 million deferred tax benefit impact of the 2024 Notes issuance in April 2019.

Liquidity and Capital Resources

For the nine months ended September 30, 2020 the Company’s primary source of liquidity was its sale of the 2026 Notes. Cash used in operating activities was $14.4 million for the nine months ended September 30, 2020, compared to $9.6 million for the nine months ended September 30, 2019. The variance was driven by an increase in net loss and net working capital needs for the first quarter of 2020 as a result of an increase in strategic procurement of inventory and decrease in customer deposits. Inventory levels were strategically increased to support the roll out of projects for Brink and to mitigate risk of supply chain disruption due to the COVID-19 pandemic.

Cash used in investing activities was $6.9 million for the nine months ended September 30, 2020 compared to $11.6 million for the nine months ended September 30, 2019.  Investing activities during the nine months ended September 30, 2020 included capital expenditures of $6.4 million for developed technology costs associated with our Restaurant/Retail reporting segment software platforms compared to $2.3 million for software platforms and $2.4 million for implementation of our ERP system for the nine months ended September 30, 2019. The nine months ended September 30, 2019 included the $7.0 million investment for the Drive-Thru Acquisition.

Cash provided by financing activities was $48.7 million for the nine months ended September 30, 2020, compared to cash provided by financing activities of $65.0 million for the nine months ended September 30, 2019.  The nine months ended September 30, 2020 included the $120 million issuance of the 2026 Notes partially offset by the repurchase of a majority of the 2024 Notes. The nine months ended September 30, 2019 included the $80 million issuance of the 2024 Notes.

In the early part of the fourth quarter of 2020, we raised additional capital through the issuance of 3,616,022 shares of our common stock, resulting in $131.3 million of proceeds, net of underwriting discounts and commissions, and offering expenses payable by the Company. See "Note 14 -Subsequent Events" under Part I, Item 1 of this Quarterly Report for additional information on such offering.

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

"Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in the Quarterly Report for the fiscal period ended March 31, 2020, and in the 2019 Annual Report and our other filings with the SEC.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements or obligations.

Contractual Obligations

The following table summarizes our contractual obligations at September 30, 2020 and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

(in thousands)	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Operating lease obligations	$2,432	$1,132	$1,300	$—	$—
Other purchase obligations	20,175	19,691	484	—	—
Debt obligations	158,562	4,796	26,866	126,900	—
	$181,169	$25,619	$28,650	$126,900	$—

The commitments in the table above consist of lease payments for our San Diego, California office, Ontario, Canada office, our other United States locations, and our international locations. The debt obligations include the 2024 Notes, the 2026 Notes and the subordinated promissory note related to the Restaurant Magic Acquisition. Debt obligations includes both principal and interest payments. The contractual commitment amounts in the table above are associated with agreements that are enforceable and legally binding. Obligations under contracts that we can cancel without significant penalty are not included in the table above.

Critical Accounting Policies and Estimates

Our financial statements are based on the application of U.S. generally accepted accounting principles (“GAAP”).  GAAP requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported.  We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently applied.  Valuations based on estimates are reviewed for reasonableness and adequacy on a consistent basis.  Significant items subject to such estimates and assumptions include revenue recognition, stock-based compensation, the recognition and measurement of assets acquired and liabilities assumed in business combinations at fair value, the carrying amount of property, plant and equipment including right-to-use assets and liabilities, identifiable intangible assets and goodwill, the measurement of liabilities and equity recognized for outstanding convertible notes, valuation allowances for receivables, inventories, and measurement of contingent consideration at fair value. Actual results could differ from those estimates. Our critical accounting policies have not changed materially from the discussion of those policies included under “Critical Accounting Policies and Estimates” in the 2019 Annual Report.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not Required.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2020. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2020.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1.	Legal Proceedings

The information in Note 11 – Contingencies, to the financial statements, is responsive to this Item and is incorporated by reference herein.

Item 1A.	Risk Factors

The risks described in the “Risk Factors” section of our 2019 Annual Report, as amended and supplemented by the risks described in the “Risk Factors” section of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, including the discussions of the COVID-19 pandemic, as further supplemented by the risks described in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, and as amended and supplemented by this Quarterly Report, including the risks below, remain current in all material respects.

The COVID-19 pandemic has had and is expected to continue to have a material adverse effect on our business, operations, financial condition and financial results for the foreseeable future.

As previously disclosed in our 2019 Annual Report and our other filings with the SEC, we identified that the COVID-19 pandemic had caused disruption to our suppliers and their manufacturers located in China and elsewhere, and that we took steps to mitigate the impact on our supply chain, including increasing safety stock inventory and the use of alternative sources when possible. In late March 2020, we began seeing the impact of the COVID-19 pandemic on all aspects of our Restaurant/Retail reporting segment; and beginning the quarter ended June 30, 2020, we began to experience the adverse effects of the COVID-19 pandemic on our business, primarily due to customer store closures, changes in product and service offerings and delivery formats, delayed product adoptions, reduced or delayed software and hardware deployments, and customer payment delays or defaults.

We continue to actively manage our business to respond to the uncertainties and risks created by the COVID-19 pandemic and the continuously evolving science and government and consumer responses. The extent to which the COVID-19 pandemic will continue to impact our business, operations, financial condition and financial results depends on future developments that are highly uncertain and cannot be predicted, including the geographic spread of the virus, the overall severity of the disease, the duration of the pandemic, the measures taken, or to be taken, by various governmental authorities in response to the pandemic (such as quarantines, shelter-in-place orders and travel restrictions) and the possible further impacts on the global economy. There can be no assurance that the COVID-19 pandemic will not continue to have a material and adverse effect on our business and financial results during any quarter or year in which we are affected.

We may be subject to claims by third parties for breach of contract and infringement of intellectual property and/or proprietary rights.

Third parties may assert claims that our software, hardware platforms, or technology infringe, misappropriate, or otherwise violate their intellectual property or other proprietary rights. Third parties may also assert that our sale of certain products require the payment of license fees to them. Such claims may be made by our competitors seeking to obtain a competitive advantage or by other parties, including existing licensors. Additionally, in recent years, non-practicing entities have begun purchasing intellectual property assets for the purpose of making claims of infringement and attempting to extract settlements from companies. The risk of claims may increase as the number of software products - in particular POS cloud software products - that we offer and competitors in our market increase and overlaps occur. Any such claims, regardless of merit, resulting in litigation could result in substantial expenses, divert the attention of management, cause significant delays in introducing new or enhanced services or technology, materially disrupt the conduct of our business, and have a material adverse effect on our business, financial condition, and results of operations. In September 2020, we were notified by one of our business partners of a claim for non-payment of royalties due under an existing license agreement; while we believe we have paid all royalties due, we will need to allocate resources to resolve this claim.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Under our equity incentive plan, employees may elect to have us withhold shares to satisfy minimum statutory federal, state and local tax withholding obligations arising from the vesting of their restricted stock. When we withhold these shares, we are required to remit to the appropriate taxing authorities the market price of the shares withheld, which could be deemed a purchase of shares by us on the date of withholding. For the nine months ended September 30, 2020, 33,613 shares were purchased at an average price of $15.86 per share.

Item 6.	Exhibits

Exhibit Number		Incorporated by reference into this Quarterly Report on Form 10-Q		Date Filed or Furnished
	Exhibit Description	Form	Exhibit No.
10.1 ††	Employment Letter: Service as President, effective July 6, 2020, between PAR Government Systems Corporation and Matthew Cicchinelli	Form 10-Q (File No. 00109720)	10.2	8/7/2020
10.2 ††	Amendment, Grant Notice - Restricted Sock Award and the Restricted Stock Award Agreement, effective July 6, 2020, Matthew Cicchinelli, Participant.	Form 10-Q (File No. 00109720)	10.3	8/7/2020
10.3	Underwriting Agreement with Jeffries, LLC	Form 8-K (File No. 001-09720)	1.1	10/1/2020
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended			Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended			Filed herewith
32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350			Furnished herewith
32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350			Furnished herewith
101.INS	XBRL Instance Document			Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document			Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document			Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document			Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document			Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document			Filed herewith
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)			Filed herewith
†† Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAR TECHNOLOGY CORPORATION
(Registrant)

Date:	November 6, 2020	/s/ Bryan A. Menar
Bryan A. Menar
Chief Financial and Accounting Officer
(Principal Financial Officer)