Form 10-K
period 2020-12-31
PAR TECHNOLOGY CORP
filed 2021-03-16
CIK 708821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K
☑           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2020
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T §232.405 of the Chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” , and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large Accelerated Filer ☐	Accelerated Filer ☑	Non Accelerated Filer ☐
Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the registrant’s voting common stock held by non-affiliates (computed by reference to the price at which the common stock was last sold) was $499,049,498 on June 30, 2020.
There were 21,964,151 shares of common stock outstanding as of March 10, 2021.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2021 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K.

PAR TECHNOLOGY CORPORATION
Form 10-K
For the Fiscal Year Ended December 31, 2020
“PAR,” “Brink POS®,” “PixelPoint®,” “PAR EverServ®,” “Restaurant Magic®,” and “Data Central®” are trademarks of PAR Technology Corporation. This Annual Report also contains trade names and trademarks of other companies. Our use of or reference to such other companies’ trade names or trademarks is not intended to imply any endorsement or sponsorship by these companies of PAR Technology Corporation or its products or services.

Forward Looking Statements
This Annual Report on Form 10-K for the year ended December 31, 2020 (“Annual Report”) contains “forward-looking statements” within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not historical in nature, but rather are predictive of our future operations, financial condition, financial results, business strategies and prospects. Forward-looking statements are generally identified by words such as “anticipate,” “believe,” “belief,” “continue,” “could,” “expect,” “estimate,” “intend,” “may,” “opportunity,” “plan,” “should,” “will,” “would,” “will likely result,” and similar expressions. Forward-looking statements are based on management's current expectations and assumptions that are subject to risks and uncertainties, many of which are beyond our control, which could cause our actual results to differ materially from those expressed in or implied by forward-looking statements, including forward-looking statements relating to our expectations regarding the impact of the COVID-19 pandemic on our business, operations, and financial results. While we have taken precautionary measures intended to minimize the impact of COVID-19 to our employees and to our business, there can be no assurances that these actions are sufficient and that additional actions will not be required. Factors that have and may continue to adversely affect, and that could subsequently adversely impact, our business, operations and financial results due to the COVID-19 pandemic include: customer store closures; significant reductions or volatility in demand for our products and services; delayed or canceled store implementations, decreased product adoptions and bookings; reduced or delayed software or hardware deployments and a reprioritization of investments in technology or point-of-sale infrastructure; delayed or payment defaults by customers; our ability to be agile in the execution of our business and strategies and our management of business continuity risks, including increased exposure to potential cybersecurity breaches and attacks, disruptions or delays in product assembly and fulfillment and limitations on our selling and marketing efforts; our ability to successfully attract, hire and retain necessary qualified employees to develop and expand our business; and possible impairment of goodwill and other intangible assets in the event of a significant decline in our financial performance. The extent to which the COVID-19 pandemic will continue to impact our business, operations, and financial results is uncertain and cannot be predicted, and there can be no assurance that the COVID-19 pandemic will not continue to have a material and adverse effect on our business, operations and financial results during any quarter or year in which we are affected. Other factors, risks, trends and uncertainties that could cause our actual results to differ materially from those expressed in or implied by forward-looking statements contained in this Annual Report are described under “Part I, Item 1. Business”, “Part I, Item 1A. Risk Factors,” “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report, and in our other filings with the Securities and Exchange Commission (“SEC”). We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise, except as may be required under applicable securities law.
PART I
Item 1.     BUSINESS
Corporate Information
PAR Technology Corporation, through its wholly owned subsidiaries - ParTech, Inc. (“ParTech”) and PAR Government Systems Corporation (“Par Government”) operates in two distinct reporting segments, Restaurant/Retail and Government. Our Restaurant/Retail segment provides point-of-sale (“POS”) software, hardware, back-office software and integrated technical solutions to the restaurant and retail industries. Our Government segment provides intelligence, surveillance, and reconnaissance solutions (“ISR”) and mission systems support to the Department of Defense (“DoD”) and other Federal agencies. We derived approximately 66.7% of our total consolidated revenues from our Restaurant/Retail segment in the fiscal year ended December 31, 2020.
In this Annual Report, the terms “PAR,” “the Company,” “we,” “us,” and “our” refer to PAR Technology Corporation and our consolidated subsidiaries, unless the context indicates otherwise.
Restaurant/Retail Segment
We are a leading provider of POS software, systems, and services to the restaurant and retail industries. Our promise is to deliver the solutions that connect people to the restaurants, meals, and moments they love. We provide multi-unit and individual restaurants, franchisees, and enterprise customers in the three major restaurant categories: fast casual, quick serve, and table service, a fully integrated cloud solution, with our leading Brink POS cloud software and our point-of-sale hardware platforms for the front-of-house, our leading back-office cloud software - Data Central - for the back-of-house, and our wireless headsets for drive-thru order taking.

Products

Point-of-Sale Software. Brink POS is an open solution offering customers the opportunity to integrate with third party products and in-house systems. In support of our customers need to quickly adapt to changing market conditions, we claim the largest integration ecosystem – 200+ partners across various product solution categories including: mobile/online ordering, self-ordering kiosks, loyalty programs, kitchen video systems, guest surveys, enterprise reporting, and other solutions relevant to our customers’ businesses, including our cloud-based back-office solution - Data Central. These integration capabilities enables restaurants to increase visits, customer check size, improve operational efficiency, and most importantly, position them to win in an ever changing and challenging market. As of December 31, 2020, Brink POS had an installed base of 11,722 restaurants, compared to a Brink POS installed base of 9,799 restaurants as of December 31, 2019.

PixelPoint offers an on-premise integrated software solution that includes a POS software application, a self-service ordering function, back-office management, and an enterprise level loyalty and gift card information sharing application. The PixelPoint solution is primarily sold to quick serve restaurants and independent table service restaurants through channel partners.
PAR Payment Services, our merchant services offering, which we released in the third quarter of 2020, provides restaurants with card payment processing capabilities, which we service and support. Our entry point into the payments ecosystem - PAR Pay - an EMV payments solution, was introduced in 2018; since its launch, our customers have processed approximately $1.1 billion in sales and 68 million transactions. Consistent with our bold open approach, both PAR Payment Services and PAR Pay offers restaurants various choices including payment devices, gift card programs, and payment processors.
Back-office SaaS Software. Data Central, a cloud software platform of back-office applications, leverages business intelligence and automation technologies to decrease food costs, manage labor and improve overall customer service. Data Central provides restaurants with the necessary tools to achieve peak operational and financial efficiency; it serves as the central hub of restaurant intelligence by collecting information from POS, inventory, supply, payroll and accounting systems to provide a comprehensive view of a restaurant’s operations. Data Central is mobile-friendly, providing browser level access to all store level functions.
POS Hardware. PAR EverServ POS platforms are designed to reliably operate in harsh environments associated with food service. PAR EverServ platforms are durable and highly functioning, scalable, and easily integrated—offering customers competitive performance at a cost-conscious price. Our hardware platforms are compatible with popular third-party operating systems, support a distributed processing environment and are suitable for a broad range of use and functions within the markets served.

Our open architecture POS platforms are optimized to host our POS software applications, as well as many third-party POS software applications, and are compatible with a variety of peripheral devices. We partner with numerous vendors that offer complementary in-store peripherals, such as cash drawers, card readers, printers, and kitchen video systems, allowing us to deliver a completely integrated solution through one vendor.

Our hardware platform offerings are primarily comprised of three POS product lines: EverServ 600 Series, built with the rugged durability PAR is known for and is a value platform for operators that require reduced functionality. Its small ergonomic footprint is ideal for restaurants where space is at a premium. Its solid design is quiet, offers low power consumption, and minimizes maintenance; EverServ 8000 Series, designed and developed with Intel processor technology, boasts a modern design and, while it has one of the smallest footprints available in the market, it is built to operate in harsh environments and endure high customer traffic and transaction activities; and EverServ tablets, designed to operate in rugged environments and features handheld functionality with extended battery life. Our EverServ mobility family of hardware platforms also include a variety of docking and charging stations, the ability to use magnetic credit and debit cards associated with payment systems, hand and shoulder straps and holsters to support the variety of product applications.

Wireless Communications, Drive-Thru Systems. For drive-thru operations our primary solution is the G5 wireless headset. The G5’s unique modular design allows for easy in-field replacement of damaged components by the restaurant staff, allowing them to minimize downtime in the drive thru. The G5 is of particular relevance during the COVID-19 pandemic as it provides our customers with another means to deliver their products and serve their customers, even in these most uncertain times.

Services. We provide a comprehensive portfolio of services to support our customers’ technology and hardware requirements before, during and after software and/or hardware deployments. We offer complete application training to our customers’ in-store staff and provide technical training to our customers’ information systems personnel. We provide customers with installation, technical and life-cycle support for our products through support services, license and/or subscription agreements. We also offer depot repair and overnight—Advanced Exchange—services from our offices in San Diego, California, Mississauga, Ontario, and our corporate headquarters in New Hartford, New York. In North America, we offer 24-hour help desk support from our diagnostic service centers located in New Hartford, New York and Tampa, Florida, and on-site support through our field tech service network, which services the continental United States. Outside of the continental U.S., we similarly support our products by providing call center, installation, on-site, and/or depot repair services to our customers depending upon a customer’s geographic location. These services are delivered to our customers directly by us and by authorized third parties.
We believe our software, hardware and integrated solutions uniquely position us to be a leader in assisting customers to innovate and improve their in-store operations in a rapidly changing and challenging market, particularly in light of the continued impacts of the COVID-19 pandemic on the restaurant industry. Our continued success and growth will depend upon our ability to advance and create new technology, products and services to meet customer demands, as well as deploy capital and resources that uniquely deliver customer value. This includes the development and introduction of new products and services, targeted acquisitions and a constant review of internal spend.
Sales, Marketing and Distribution
In the U.S., we market and sell our products through our dedicated sales teams and channel partners, which directly interface with our tier 1 customers (owner and/or operator of 2,000 or more sites), tier 2 customers (owner and/or operator of 500-2,000 sites), tier 3 customers (owner and/or operator of 5-500 sites) and tier 4 customers (owner and/or operator of 1-4 sites). Our international direct sales teams and channel partners market and sell our products and services to tier 1 customers outside of the U.S., as well as local/regional customers from in-country offices.
Our products are also offered and sold through sales representatives, who enlist and support well-regarded value-added resellers serving multi-unit operators, the independent restaurant category, and the non-food service markets such as retail and convenience stores, amusement parks, movie theaters, cruise lines, spas, and other ticketing and entertainment venues.
PAR has developed and nurtured long-term relationships with several of the largest brands in the Restaurant/Retail segment, including McDonald’s Corporation and Yum! Brands, Inc. PAR has been an approved provider of restaurant technology systems and related support services to McDonald’s and their franchisees since 1980, and an approved supplier to Yum! Brands since 1983. Other significant restaurant chains that use PAR POS products and related services include Dairy Queen, Arby's, the Hardee’s and Carl’s Jr. units of CKE Restaurants, Inc., and franchisees of these organizations.
Competition
Our software and hardware product offerings face stiff competition in the highly competitive and rapidly evolving restaurant and retail markets. Most of our significant customers have several approved suppliers of software and/or hardware similar to one or more of our products. We compete in these markets directly with product offerings from Oracle Corporation, NCR Corporation and others. We compete on the basis of product delivery (cloud versus traditional on-premise software applications), existing and planned product design, features and functionality, software application and integration capabilities, quality and reliability, product development capabilities, price, and customer service. Our competitive advantages include our open solutions offerings, including our cloud-based software (SaaS delivery model), on-premise software, ergonomic purpose-built hardware, advanced development capabilities, extensive domain knowledge and expertise, excellent product reliability, a customer-dedicated direct sales force organization, and world class responsive customer service and support. As relevant technologies evolve and customer demands and expectations increase, so do the competitive pressures in the market, with new companies entering and existing companies expanding their product and service portfolios. We expect competition in the restaurant market to continue to increase, including competition from both cloud and traditional on-premise POS software, back-office software, hardware providers and other business software and solution providers. With many of our product and service offerings, we face competition from companies who have access to significantly more financial and technical resources than we possess.
Research and Development
Continuous product research, innovation, and product development are an integral part of our business. We continuously evaluate customer needs and new technologies to enable us to develop innovative and relevant products, in addition to creating enhancements to our existing products that improve and/or add to their functionality, performance, operation, and integration capabilities—from leveraging the latest innovations in cloud computing to wireless headsets and other devices to advances in internet performance. Research and development expenses were $19.3 million , $13.4 million, and $12.4 million in 2020, 2019, and 2018 respectively.
Manufacturing and Suppliers
We assemble our ES 8000 series platforms internally in the U.S. We source other hardware products and related materials, product assemblies, and components from third parties. Although we purchase most of the materials, product sub-assemblies and full assemblies from several suppliers, we do rely on sole sources for certain of our assembly components and hardware products. As a result, we periodically review and evaluate potential risks of disruption to our supply chain operations in the event one or more of our suppliers should fail to perform. See “Risk Factors” for a discussion on risks related to our supply chain operations.
Government Segment
PAR’s Government segment provides technical expertise in contract development of advanced systems and software solutions for the DoD and other Federal agencies, as well as satellite, communication and IT mission systems support at a number of U.S. Government facilities both in the U.S. and worldwide. The Government segment is focused on two principal offerings, intelligence solutions and mission systems contract support, with additional revenue from a small number of licensed software products for use in analytic and operational environments that leverage geospatial intelligence data.
Intelligence Solutions

Intelligence, Surveillance, and Reconnaissance (“ISR”). We provide a variety of intelligence analysis, systems integration, and situational awareness solutions for mobile and data center offerings. Our substantive, in-depth expertise in these domains enables us to provide our government customers and large systems integrators with key technologies to support a variety of applications ranging from strategic enterprise systems to tactical in-the-field dismounted users. Additionally, we have developed a number of solutions relative to these advanced technologies and we provide integration and training support with respect to these solutions. ISR provides systems engineering support and software-based solutions to the DoD research and development laboratories, intelligence customers, and operational commands. Our internal expertise ranges from theoretical and experimental studies to development and fielding of operational capabilities. Our employees are:

•experienced developers and subject-matter experts in the DoD full motion video;
•developers of geospatial and imagery data management, visualization, and exploitation solutions;
•designers and developers of very large-scale data science and multi-media analysis systems;
•leading the development of technologies to train and test artificial intelligence systems;
•designers of mobile computing applications for Android, iOS, and Windows;
•architects of solutions for privacy, compliance and governance for sensitive customer data; and
•developers of geospatial information system solutions.

We are actively engaged in the development of mobility applications that support the needs of mobile teams with real-time situational awareness and distributed communications. ISR has a strong legacy in the advanced research, development, and productization of geospatial information assurance technology involving steganography, steganography analysis, digital watermarking, and digital media forensics. These enabling technologies have been used to provide increased protection and security of geospatial data. ISR also provides scientific and technical support to the U.S. intelligence community.

Systems Engineering and Evaluation. We integrate and test a broad range of government and industry research and development solutions. We design, integrate, and operate antenna data collection solutions for experimentation, demonstration, and test support. We also provide technical engineering and analysis services to intelligence community customers, supporting development and deployment of advanced prototypes and quick reaction systems, including applications for high performance computing platforms (e.g., Cray exascale computers).
Mission Systems
Satellite and Telecommunications Support. We provide a wide range of technical and support services to sustain mission critical components of the Department of Defense Information Network (“DoDIN”). These services include continuous 24/7/365 satellite and teleport facility operations and maintenance, engineering and installation services including inside and outside plant services, and maintenance of infrastructure and information systems for very low frequency, low frequency, high frequency, very high frequency and ground-based radio transmitter/receiver facilities, including high tower antennas up to 1200 feet. We operate and maintain satellite communications and teleport facilities with ultra-high frequency, super high frequency and extremely high frequency satellite communication earth terminals, and support telecommunications architectures such as fixed submarine broadcast systems and high-frequency global communications systems. The DoD communications earth stations operated by PAR Government are the primary communications systems utilized by the national command authority and military services to exercise command and control of the nation’s air, land, and naval forces and to provide support to allied coalition forces.

Space and Satellite Support Services. We support globally-deployed operational forces by providing reliable 24/7/365 support services for a variety of DoD satellite communication systems. We provide satellite control center operations and mission planning for DoD Command, Control, Communications, Computers, Intelligence, Surveillance, and Reconnaissance operations.

We provide satellite ground system support, including operations and maintenance, sustainment, upgrades, communications security management, anomaly response/resolution, process improvement, emergency response and disaster recovery. Our experience also includes mission planning and operations training.

Information Systems Support. We provide comprehensive, dependable, and secure information systems support services to the DoD and other federal agencies. These services include information technology infrastructure library based, tier 0 to 3 service desk operations for thousands of enterprise users, network system administration, database administration, information assurance/system security, information security training, and SIPRNet and NIPRNet management. We also perform maintenance, auditing, monitoring, upgrades, planning, testing, and integration and configuration services, to include security systems including intrusion detection systems.

The mission systems group supports critical information systems which operate elements of the DoDIN to support the National Command Authority (President and Joint Chiefs of Staff), DoD, and other government agencies. Our system troubleshooting and regulatory experts support the customer mission around the globe. Approximately 60% of our footprint is outside the continental U.S. with contracts in Europe, Middle East, Africa, Australia, and U.S. commonwealths and territories in the Pacific and Caribbean.

PAR Government has strong and enduring relationships with a diverse set of customers throughout the U.S. DoD and Federal government. Our track record of delivering mission critical services to government customers spans decades, and includes contracts continuing 20 years or more, with an average contract duration of three to five years. We work closely with our customers, with many of our mission system employees co-located at customer sites. Our strong relationships and on-site presence with our customers enables PAR Government to develop substantive customer and technical domain knowledge, translate mission understanding into exemplary program execution, and create continued demand for PAR Government’s services.

Products Division

PAR Government’s software product business draws on decades of research and development (“R&D”), image processing and geospatial information system (“GIS”) experience. Licensable products focus on serving analysts and operators who seek highly accurate and timely information with both temporal and geospatial context. Product utility spans the modern battlefield from rear echelon analyst cell to the field Operations Center to the mobile devices and displays carried by infantryman at the very forward edge of a battlespace. Currently we offer two types of software products. The geospatial visualization (“GV”) image processing suite is used by the international defense and intelligence community to analyze still and video imagery. A second product line provides situational awareness solutions used by government and private organizations to manage rapid response teams or deployed field units. Customers include global geospatial software providers, NATO partners, public safety organizations, and the U.S. senior intelligence agencies.
Marketing and Competition

We obtain contracts through a mix of competitive proposals and technical paper submissions in response to solicitations from government organizations and prime contractors. In addition, PAR Government often obtains contracts by submitting unsolicited proposals against publicly identified government requirements which can then be selected on merit for further development and funding. Although well positioned in our business areas, competition for government contracts is intense. Many of our competitors are large corporations that have substantially greater financial resources and broader capabilities in management technology. Within our intel solutions portfolio we compete based on the technical talent and accomplishments of our development staff, software support and program management teams who have earned a reputation for rapid solutioning, leading edge software solutions and technical talent with high security clearance and the background and appetite to tackle truly difficult problems. In our mission systems contract portfolio, we also compete with many smaller, economically disadvantaged companies, many of which are designated by the government for preferential “set aside” treatment that target segments of the government contract market. Here the principal competitive factors are past performance, the ability to perform the statement of work, price, technological capabilities, management capabilities, and service. Many of our DoD customers are migrating to price sensitive, best value procurements while leveraging commercial software standards, applications, and solutions.

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

Backlog

The value of existing PAR Government contracts at December 31, 2020, net of amounts relating to work performed to that date, was approximately $150.5 million, of which $27.8 million was funded. The value of existing PAR Government contracts at December 31, 2019, net of amounts relating to work performed to that date, was approximately $148.7 million, of which $32.8 million was funded. Funded amounts represent those amounts committed under contract by government agencies and prime contractors. Of the December 31, 2020 PAR Government contract backlog of $150.5 million, approximately $74.0 million is expected to be completed in calendar year 2021.
COVID-19

The COVID-19 pandemic has caused and continues to cause significant disruption to the U.S. and global economies, including the impact of government and company actions to reduce the spread of the virus and consumer behavior in response to the same; and, although the United States and other countries have begun to roll out vaccinations, it is uncertain how quickly and effectively such vaccinations will be distributed or help to control the spread of COVID-19 and its variants.

Early on in the COVID-19 pandemic, we took a number of actions to mitigate the impact of the pandemic on our employees and business. We implemented temporary cost saving measures, which resulted in over $10 million of savings to our 2020 operating plan, and we introduced new product offerings to promote social distancing, offered subscription discounts and deferred payment arrangements to customers and continued to invest in our software products. While our 2020 reported revenues increased year-over-year despite the COVID-19 pandemic and the pandemic did not have a material adverse impact on our Government business in 2020, we cannot know the extent COVID-19 actually impacted our business, results of operations, and financial condition in 2020; and the ultimate extent to which the COVID-19 pandemic will continue to impact our business, results of operations and financial condition is uncertain and cannot be predicted with confidence. See “Risk Factors” and “Management's Discussion and Analysis of Financial Condition and Results of Operations” for further discussion on the impact of the COVID-19 pandemic. We will continue to actively manage our business to respond to the uncertainties and risks created by the pandemic throughout its duration, including evaluating our remote working plans on a regular basis and monitoring the health, safety, morale, and productivity of our employees. We believe the COVID-19 pandemic has highlighted the importance of digitizing the modern restaurant, and we believe that our cloud solutions, hardware offerings and services uniquely positions us to be a leader in digital technology offerings to restaurants. We will continue to invest in product offerings and solutions to meet the digital needs of our customers by offering transformative technologies.

Intellectual Property and Other Rights

A number of our products and components are developed and designed based on our existing copyrighted work and/or patents issued. Our other products include software or other intellectual property licensed from third parties. We establish, maintain, and protect our intellectual property rights and other proprietary information through the use of patents, copyrights, trademarks, and trade secret laws. We have a number of U.S. and foreign patents, and registered and common law trademarks, that protect our brand associations and symbolize our goodwill, as well as copyrights that relate to internally-developed software and various distinctive characteristics of our products. We also rely on a combination of confidentiality and assignment-of-invention agreements with our employees and consultants, and enter into confidentiality and licensing agreements with customers and parties with whom we have strategic relationships. We believe our patents, copyrights, trademarks, and trade secrets have value, and we believe our use and reliance on the intellectual property laws of the U.S. and foreign countries, as well as our agreements and licenses, protect and maintain our rights in our intellectual property and other proprietary information. Despite our efforts unauthorized third parties may attempt to use, copy, or otherwise obtain and market or distribute our intellectual property and/or our other proprietary information; moreover, the rapidly changing technology in the Restaurant/Retail segment and the Government segment makes our future success dependent on the development skills, innovative designs, and technological expertise of our employees rather than on the protection afforded by patent, copyright, trademark, and trade secret laws.
Government Regulation
Our operations are subject to a variety of laws and regulations in the jurisdictions in which we operate, including with respect to data protection and privacy, import and export controls, trade restrictions, anti-corruption and bribery, and employee and labor relations. Please see our disclosure in “Risk Factors” for more details regarding laws and regulations governing our business.

Human Capital

As of December 31, 2020, we employed 1,008 full-time employees, including approximately 54.7% in our Restaurant/Retail segment, 39.6% in our Government segment (17.5% of which are covered by collective bargaining agreements), and 5.8% who are corporate employees. We also employed 45 part-time employees as of December 31, 2020. We consider our relationship with our employees to be good.

Our senior management team is responsible for developing and executing our human capital strategy. We seek employees who share a passion for technology and its ability to improve our customers’ businesses, and thrive in an environment that reflects our values of speed and accountability. Our goal is to hire the best people we can find, give them the responsibility and authority they deserve, and let them make the decisions on how to best execute. We try to design our employee compensation and benefits programs to hold us to our values, while meeting the needs of our employees. Our chief executive officer and chief human resources officer regularly update our board of directors on key areas of our human capital strategy, including the following:

Diversity and Inclusion: We encourage our employees to embrace different ideas, strengths, interests and cultural backgrounds. We are committed to providing our employees with an environment free of discrimination, harassment and workplace violence. We make all benefit and employment-related decisions in compliance with established equal employment opportunity statutes and without regard to religion, national origin, age, gender, race, color, ancestry, sexual orientation, disability, marital status, citizenship, pregnancy, medical condition or any other protected class status, as defined by local, state or federal laws. We strongly believe in building a workforce that is diverse and that can build strong working relationships with our customers.

Employee Engagement: We believe that our employees should have the opportunity to voice their concerns and suggestions. We conduct regular workforce engagement surveys to take the “pulse” of our employees and gather their insights. Being able to understand the needs, preferences and general feedback of our employees is critical to the design of our employee benefits programs.

Health and Safety: The health and safety of our employees in the workplace are important to us. We regularly assess our facilities to ensure compliance with our health and safety guidelines and regulatory requirements. The importance of keeping our employees safe and healthy has been underscored by the COVID-19 pandemic. In response to the pandemic, we have taken, and will continue to take, actions in accordance with the guidance provided by the Centers for Disease Control and Prevention to protect our employees so they can more safely and effectively perform their work, including limiting travel to essential-business only, implementing work-from-home policies and augmenting shifts for our production employees.

Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act (our “SEC Filings”) are available, free of charge, on our website at www.partech.com “About—Investor Relations, SEC Filings” as soon as reasonably practicable after we electronically file such material with, or furnish to, the SEC. The SEC also maintains a website that contains our SEC filings. The address of the SEC website is https://www.sec.gov/. The information posted on or accessible through our website is not incorporated into this Annual Report or in any other report or document we file with the SEC.

Item 1A.     RISK FACTORS
Our business is subject to certain risks and uncertainties, including those described below, each of which could materially and adversely affect our business, financial condition, results of operations, cash flows and the market price of our common stock.
Risks Associated with the COVID-19 Pandemic
The COVID-19 pandemic has had and is expected to continue to have an adverse effect our business, operations, financial condition and financial results for the foreseeable future.

In late March 2020, we began seeing the impact of the COVID-19 pandemic on all aspects of our Restaurant/Retail segment, and beginning the quarter ended June 30, 2020, we began to experience the adverse effects of the COVID-19 pandemic on our business. Since that time we have been actively managing our business to respond to the uncertainties and risks created by the COVID-19 pandemic and the continuously evolving science, government and consumer responses. Although countries, including the United States, have begun to roll out vaccinations, many countries are facing challenges in doing so and new variants of COVID-19 have been identified. It is uncertain how quickly and effectively such vaccinations will help to control the spread of COVID-19 and its variants. The extent to which the COVID-19 pandemic will continue to impact our business, operations, financial condition and financial results depends on future developments that are uncertain and cannot be predicted, including the effectiveness of vaccinations against the new variants of COVID-19, the uncertainty around vaccine supply and distribution, the measures taken, or to be taken, by various governmental authorities in response to the ongoing pandemic (such as quarantines, capacity restrictions and limitations on travel), the duration and scope of the pandemic, including any recurrence, and how quickly and to what extent normal economic and operating conditions may resume. There can be no assurance that the COVID-19 pandemic will not continue to have an adverse effect on our business, financial condition and results of operations, during any quarter or year in which we are affected.

Risks Associated with the Operation of our Business
We have incurred losses in each of the last several years, and we expect to continue to incur losses for the foreseeable future.
We have incurred operating losses in each of the last several years, including the year ended December 31, 2020, and we expect to continue to incur losses for the foreseeable future as we continue to invest in our Restaurant/Retail segment. We cannot assure you that we will be successful in achieving or sustaining profitability in the future.
Our results of operations may fluctuate significantly due to the timing of our revenue recognition and our ability to accurately forecast sales, including subscription software sales and renewals.
As revenues from our cloud offerings increase, we may experience volatility in our reported revenues and operating results due to the differences in timing of revenue recognition between our software as a service (“SaaS”) offerings and our traditional on-premise software and hardware sales. The SaaS delivery model is subscription based; accordingly, SaaS revenues are generally recognized ratably over the life of the subscriptions. In contrast, revenue from our on-premise software and hardware sales is generally recognized in full at the time of delivery. Accordingly, the SaaS delivery model creates risks related to the timing of revenue recognition not associated with our traditional on-premise delivery model. A portion of our SaaS revenue results from the recognition of deferred revenue relating to subscription agreements entered into during prior reporting periods. A decline in new or renewed subscriptions in any period may not be immediately reflected in our reported financial results for that period, but may result in a decline in our revenue in future reporting periods. If any of our assumptions about revenue from our SaaS business model prove incorrect, our actual results may vary materially from those anticipated, estimated, or projected.
Our products might experience coding or configuration errors, which could damage our reputation and deter current and potential customers from purchasing our products.
Although we test our products and product updates prior to their release and throughout their intended life, our cloud and on-premise software and hardware products sometimes contain coding or configuration errors that can negatively impact their functionality, performance, operation, and integration capabilities. Coding and configuration errors can expose us to product liability, performance issues, warranty claims, and harm to our reputation, which could adversely affect our financial condition and results of operations.
If our technical and maintenance support services are not satisfactory to our customers, they may not renew their services agreements or buy future products, which could materially and adversely affect our future results of operations and financial condition.
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
Three customers account for a significant portion of our revenues in the Restaurant/Retail segment. The loss of one of these customers, or a significant reduction, delay, or cancellation of purchases by one of these customers, would materially and adversely affect our business, financial condition, and results of operations.

Revenues from our Restaurant/Retail segment constituted 66.7% of our total consolidated revenues for 2020. Aggregate sales to our three largest customers (which include sales to those three customers’ respective franchisees) constituted consolidated revenues for 2020 of 31.0%. Significant reductions, delays, or cancellation of orders by one of these customers, or the loss of one of these customers, would reduce our revenue and operating income and would materially and adversely affect our business, operating results, and financial condition.

There are risks related to our enterprise resource planning system (“ERP”).
We continue to integrate components onto our ERP, which is intended to provide accurate, timely and reliable reports on our financial condition and operating results. Significant disruptions in the operation of our ERP could have a material adverse effect on our ability to provide accurate, timely and reliable reports on our financial condition and operating results, or otherwise operate our business. Additionally, if the ERP does not operate as intended, the effectiveness of our internal control over financial reporting could be adversely affected or our ability to assess it adequately could be delayed.
Issues with product and component availability or supplier performance may affect our ability to manufacture and deliver our products.
We depend on our suppliers to deliver hardware and related materials, product assemblies, and components in a timely and satisfactory manner and in full compliance with contract terms and applicable laws and regulations. In some instances, we are dependent on sole-source suppliers for certain of our assembly components and hardware products. If certain materials, components or product assemblies are not available or if any of these suppliers otherwise fails to meet our needs or becomes insolvent, such risks being exacerbated as a result of the COVID-19 pandemic, we may not have readily available alternative sources for such materials, components or product assemblies. While we have entered into long-term or volume purchase agreements with some suppliers, have increased safety stock inventory and the use of alternative sources when possible, and have taken other actions to ensure the availability of needed materials, components, and products, we cannot be sure that the materials, product assemblies or components will be available or in the needed quantities and quality or at favorable or competitive prices. If we experience a material supplier problem it could lead to a shortage of supplies and extended lead times for delivery, which could negatively impact our ability to satisfactorily and timely complete our customer obligations. We could also incur additional costs and delays in addressing this type of problem. This could result in reduced sales, termination of contracts, and damage to our reputation and relationships with our customers, which could have a negative impact on our results of operations and financial condition.
A portion of our total assets consists of goodwill and identifiable intangible assets, which are subject to a periodic impairment analysis. A significant impairment determination in any future period could have an adverse effect on our results of operations, even without a significant loss of revenue or increase in cash expenses attributable to such period.
Our goodwill was approximately $41.2 million and $41.4 million at December 31, 2020 and December 31, 2019, and our intangibles were $33.1 million and $32.9 million at December 31, 2020 and December 31, 2019. Identifiable intangible assets are primarily a result of business acquisitions and internally developed capitalized software. We test our goodwill and identifiable intangible assets for impairment annually, or more frequently if an event occurs or circumstances change that would indicate possible impairment. We describe the impairment testing process and results of this testing more thoroughly in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates.” Our estimates are subject to uncertainties including those associated with the COVID-19 pandemic; the extent to which the COVID-19 pandemic will continue to impact these estimates is uncertain and cannot be predicted. Any of our estimates could be incorrect or misplaced, including our COVID-19 estimates. If we determine an impairment has occurred at any point in time, we will be required to reduce goodwill or identifiable intangible assets on our balance sheet, which could adversely impact our results of operations. Additional information about our impairment testing is contained in Note 1 –Summary of Significant Accounting Policies of the notes to consolidated financial statements (Part II, Item 8 of this Annual Report).
If we are unable to recruit and retain qualified employees, our business may be harmed.
Our future success depends on our ability to hire and retain sufficient numbers of highly skilled individuals with software development, engineering, and technical skills. Competition is intense in the skill-sets we require. If we grow quickly without recruiting adequate personnel, we may not be able to keep up with the needs of our customers and our restaurant/retail business, including our Brink POS business, and our reputation may be harmed. Moreover, many positions in our Government business require security clearances, which can be difficult and time-consuming to obtain, resulting in increased competition for such uniquely qualified individuals. Our failure to hire and retain qualified developers, engineers, and other technical and skilled employees to contribute to our business could adversely affect our ability to not only perform our current contract obligations, but to innovate and rapidly and effectively change and introduce new products and services, and our financial condition and results of operations may suffer.
We may be subject to claims by third-parties of intellectual property and/or proprietary rights infringement.
Third parties may assert claims that our software, hardware platforms, or technology infringe, misappropriate, or otherwise violate their intellectual property or other proprietary rights. Third parties may also assert that our sale of certain products require the payment of license fees to them. Such claims may be made by our competitors seeking to obtain a competitive advantage or by other parties, including existing licensors. The risk of claims may increase as the number of software products—in particular POS cloud software products—that we offer, and competitors in our market increase and product technology and discovery overlaps occur. Any such claims, regardless of merit, resulting in litigation could result in substantial expenses, divert the attention of management, cause significant delays in introducing new or enhanced services or technology, materially disrupt the conduct of our business, and have a material adverse effect on our business, financial condition, and results of operations. In September 2020, we were notified by one of our business partners of a claim for non-payment of royalties due under an existing license agreement; while we believe we have paid all royalties due, we have allocated resources to resolve this claim.
Risks Associated with the Growth of our Business

Our inability to identify and complete future acquisitions and/or integrate acquired businesses could have a material adverse effect on our business, financial condition, and results of operations.

We have achieved growth organically and through acquisitions that complement and expand our operations. We may not be able to identify or successfully negotiate suitable future acquisitions, obtain financing on satisfactory terms, obtain required regulatory or stakeholder approvals, or otherwise complete acquisitions in the future; moreover, we may not be able to realize expected benefits of any acquisitions on our business or financial performance. Our ability to achieve the expected benefits of acquisitions will depend on, among other things, our ability to effectively translate our strategies into revenue, our ability to retain and assimilate acquired business’ employees, our ability to retain existing customers and suppliers on terms similar to, or better than, those in place with the acquired business, our ability to attract new customers, the adequacy of our implementation plans, our ability to maintain our financial and internal controls and systems as we expand our operations, and our ability to achieve desired operating efficiencies. The integration of acquired businesses might also cause us to incur unforeseen costs or exceed our cost estimates, which could lower our future earnings and could prevent us from realizing the expected benefits of acquisitions. Failure to achieve the anticipated benefits of acquisitions could result in decreases in the amount of expected revenues and diversion of management’s time and energy and could adversely affect our business, financial condition and operating results including, ultimately, a reduction in our stock price.
We face extensive competition in our markets, and our failure to compete effectively could result in price reductions and/or decreased demand for our products and services.
The markets for our software and hardware products are characterized by rapid technological advances, intense competition among existing and emerging competitors, evolving industry standards, disruptive technology developments, and frequent new product introductions.
While we think our software and hardware products offer competitive, innovative features and functionality, any one of these factors could create downward pressure on pricing and gross margins and could adversely affect sales to our existing customers, as well as our ability to attract and sell to new customers. Our future success depends on our ability to anticipate and identify changes in customer needs and/or relevant technologies and to rapidly and effectively introduce new and innovative products, features, and functions; it also depends on our ability to effectively communicate with our customers and quickly respond to our customers’ requirements. If we fail in these efforts, our business, results of operations, and financial conditions could suffer. Any delay in the development, marketing, or launch of new products or enhancements to our existing products, or failure to effectively communicate or meet our customers’ requirements could result in reduced sales, performance penalties, or termination of contracts, and could damage our reputation and relationships with our customers and impede our ability to attract new customers, causing a decline in our revenue, earnings, or stock price and weakening our competitive position.
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
Our government contracting business has been focused on niche offerings reflecting our expertise, primarily in the areas of ISR, systems engineering and evaluation, satellite and telecommunications services, and management technology/systems services. Many of our competitors in the Government segment are larger and have substantially greater financial resources and broader capabilities in management technology. We also compete with smaller companies, many of which are designated by the government for preferential “set aside” treatment, that target particular segments of the government market and may have superior capabilities in a particular segment. These companies may be better positioned to obtain contracts through competitive proposals. Consequently, there are no assurances we will continue to win government contracts as a prime contractor or subcontractor, and our failure to do so would reduce our revenue and operating income and could adversely affect our business, operating results, and financial condition.

Risks Associated with our Convertible Senior Notes and Indebtedness
Servicing our debt may require a significant amount of cash, and we may not have sufficient cash flow from our operating subsidiaries to pay our debt.
On February 10, 2020, we sold $120.0 million in aggregate principal amount of 2.875% Convertible Senior Notes due 2026 (the “2026 Notes”). We received approximately $115.8 million of net proceeds from the sale of the 2026 Notes, and used a portion of the proceeds to repurchase $66.3 million of the $80.0 million in aggregate principal amount of the 4.500% Convertible Senior Notes due 2024 that we sold on April 15, 2019 (the “2024 Notes” and together with the 2026 Notes, the “Notes”). As of March 10, 2021, we had $133.8 million aggregate principal amount of the Notes outstanding.
Our ability to make scheduled payments on the principal of, to pay interest on, or to refinance our debt, including the Notes, depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. Our operating subsidiaries may not generate sufficient cash flow from operations in the future to service our debt. If our operating subsidiaries are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to raise funds through additional financing, such as the issuance of equity or debt securities, refinancing our debt, and otherwise accessing the credit and capital markets at the times and in the amounts needed and on acceptable terms will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities on desirable terms or at all, which could result in a default on our debt obligations, and materially and adversely affect our financial condition and restrict our operations.
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
Certain provisions in the indentures governing the Notes could delay or prevent an otherwise beneficial takeover or takeover attempt of us. For example, if a takeover would constitute a fundamental change, holders of the Notes will have the right to require us to repurchase their Notes in cash. In addition, if a takeover constitutes a make-whole fundamental change, we may be required to increase the conversion rate for holders who convert their Notes in connection with such takeover. In either case, and in other cases, our obligations under the Notes and the indentures that govern the Notes could increase the cost of acquiring us or otherwise discourage a third party from acquiring us.
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
Settlement method for convertible debt securities could have a material effect on our reported financial results.
In May 2008, the Financial Accounting Standards Board, or FASB, issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), which has subsequently been codified as Accounting Standards Codification (“ASC”) 470-20, Debt with Conversion and Other Options,

ASC 470-20. ASC 470-20 requires an entity to separately account for the liability and equity components of convertible debt instruments whose conversion may be settled entirely or partially in cash (such as the Notes) in a manner that reflects the issuer’s economic interest cost for non-convertible debt. Initially, the liability component of the Notes is valued at the fair value of a similar debt instrument that does not have an associated equity component. The value of the equity component of the Notes is treated as original issue discount for purposes of accounting for the debt component. Original issue discount is amortized to non-cash interest expense over the term of the Notes, accordingly, we record a greater amount of non-cash interest expense in current periods as a result of the amortization of the Notes. As a result, we currently report lower net income in our financial results because ASC 470-20 requires the interest expense associated with the Notes to include both the current period’s amortization of the debt discount and the Notes’ coupon interest. Our reporting of lower net income could adversely affect our reported or future financial results and the market price of our common stock.

Risks Associated with the Regulation of our Business
We are subject to laws and regulations governing the protection of personally identifiable information; we are also subject to cyber-attacks. A failure to comply with applicable privacy or data protection laws or a cyber-attack could harm our reputation and have a material adverse effect on our business.
We collect, process, transmit, and/or store (on our systems and those of third party providers) customer transactional data, as well as their and our customers’ and employees’ personally identifiable information and/or other data and information. Personally identifiable information is increasingly subject to legislation and regulations in numerous jurisdictions with regard to privacy and data security, including the California Consumer Privacy Act and the New York SHIELD Act, which provide for fines and potential liability to consumers. Likewise, the European Union’s General Data Protection Regulation, the GDPR, imposes obligations and restrictions on the ability to collect, analyze, and transfer personal data. Moreover, what constitutes personally identifiable information and what other data and/or information is subject to the privacy laws varies by jurisdiction and continues to evolve, and the laws that do reference data privacy continue to be interpreted by the courts and their applicability and reach are therefore uncertain. Compliance with these laws and regulations, or changes in these laws and regulations, may be onerous and expensive and may be inconsistent from jurisdiction to jurisdiction, further increasing the cost of compliance. Our failure and/or the failure of our customers, vendors, and service providers to comply with applicable privacy and data protection laws and regulations could damage our reputation, discourage current and/or potential customers from using our products and services, and result in fines, governmental investigations and/or enforcement actions, complaints by private individuals, and/or the payment of penalties to consumers, any one or all of which could adversely affect our business, financial condition, and results of operations. Illustrative of this risk, on March 21, 2019, a complaint was filed against PAR asserting that it violated the Illinois Biometric Information Privacy Act. See “Note 14—Contingencies” of the notes to consolidated financial statements (Part II, Item 8 of this Annual Report) for additional information regarding this lawsuit.
We have established practices and procedures intended to protect our systems and information against cyber-attacks. However, there can be no assurance that such measures will prevent all cyber-attacks from impacting our systems and information. Our systems, and those of our third party providers, have and could in the future become subject to cyber-attacks, including using computer viruses, credential harvesting, dedicated denial of services attacks, malware, social engineering, and other means for obtaining unauthorized access to, or disrupting the operation of, our systems and those of our third party providers. Even though prior incidents did not have a material adverse effect on our systems and operations, there can be no assurance that the same will be the case in the future. In particular, the disruption caused by the COVID-19 pandemic and the widespread remote working conditions increases the opportunities available to criminals, and, as such, the risk of a cyber-attack potentially occurring is increased. A failure or interruption of our systems or those of our third party providers may, and could in the future, result in operational disruptions, costly governmental investigations, unauthorized access, or misappropriation of information, including interruption of systems availability or denial of access to and misuse of applications or information required by our customers to conduct their business. Any operational disruptions, unauthorized access, or misappropriation of information (including personally identifiable information or personal data) could harm our relationship with our customers and reputation, which could have a material adverse effect on our business, financial condition and results of operations.
We have identified material weaknesses in our internal control over financial reporting which could, if not remediated, impair our ability to produce accurate and timely financial statements and materially and adversely affect our financial condition and results of operations.

Our management concluded that our internal control over financial reporting was not effective as of December 31, 2020 due to material weaknesses related to control activities and monitoring controls that were not effective, as discussed in Part II, Item 9A. Controls and Procedures. We have started to take actions designed to remediate these material weaknesses. While we believe that the remedial measures we are implementing will allow us to ascertain whether our internal control over financial reporting is effective, we cannot provide assurances that our remediation efforts will be sufficient to address the material weaknesses our management has identified, or identify or prevent future material weaknesses. If additional material weaknesses or significant deficiencies in our internal control over financial reporting are discovered or occur in the future, our ability to produce accurate and timely financial statements may be impaired, which could cause a loss of investor confidence and subject us to investigation or sanctions by the SEC, DOJ, or other governmental agencies. Any such consequence or other negative effect could materially and adversely affect our financial condition and results of operations.

We are subject to risks associated with our international operations, including compliance with international laws, which may harm our business.
Although only 8.5%, 6.4%, and 6.6% of our total consolidated revenues were derived from sales outside of the U.S., in 2020, 2019, and 2018 respectively, we have operations across the globe, and our international operations subject us to a variety of risks and challenges, including:

•compliance with foreign laws and regulations, including the Foreign Corrupt Practices Act (“FCPA”), the U.K. Bribery Act of 2010, import and export control laws, tariffs, trade barriers, economic sanctions, and other regulatory or contractual limitations on our ability to sell our software and hardware in certain foreign markets, and the risks and costs of non-compliance with such laws and regulations, including fines, penalties, criminal sanctions against us, our officers or employees, prohibitions on the conduct of our business, and damage to our reputation;
•increased risks of unfair or corrupt business practices in certain geographies and of improper or fraudulent sales arrangements that may impact financial results and result in restatements of financial statements and irregularities in financial statements;
•action by the Chinese authorities related to the 2016 internal investigation into conduct at our China office related to certain import/export and sales documentation activities;
•reduced protection of our intellectual property rights in certain countries and practical difficulties and costs of enforcing those rights abroad;
•compliance with the laws of numerous foreign taxing jurisdictions and overlapping of different tax regimes;
•uncertainty around international trade agreements and partnerships;
•sales and customer service challenges associated with operating in different countries;
•difficulties in receiving payments from different geographies, including difficulties associated with currency fluctuations, payment cycles, transfer of funds, or collecting accounts receivable, especially in emerging markets;
•variations in economic or political conditions between each country or region;
•widespread outbreaks of infectious diseases, such as COVID-19, or other adverse public health issues or natural disasters in countries where we operate; and
•increased infrastructure and legal compliance costs.
Significant changes in U.S. and international trade policies that restrict imports or increase tariffs could have a material adverse effect on our results of operations.
We depend on third party manufacturers and suppliers located outside of the United States, including in China, in connection with the manufacture of certain of our products and related components. Accordingly, our business is subject to risks associated with international manufacturing. For example, the former Trump Administration imposed significant increases in tariffs on goods imported into the United States from China and other countries. Increased tariffs, including on goods imported from China, or the institution of additional protectionist trade measures could adversely affect our manufacturing costs, and in turn, our business, financial condition, operating results, and cash flows.

Risks Associated with our Government Segment
A portion of our Government segment revenue is derived from U.S. Government contracts, which contain provisions unique to public sector customers, including the U.S. Government’s right to modify or terminate these contracts at any time.
Total consolidated revenues of 33.0%, 34.0%, and 33.0% in 2020, 2019, and 2018, respectively, were derived from contracts to provide technical expertise to government organizations and prime contractors. In any given year, the majority of our government contracting activity is associated with the U.S. Department of Defense. Contracts with the U.S. Government typically provide that such contracts are terminable, in whole or in part, at the convenience of the U.S. Government. If the U.S. Government terminates a contract on this basis, we would be entitled to receive payment for our allowable costs and, in general, a proportionate share of our fee or profit for work actually performed. Most U.S. Government contracts are also subject to modification or termination in the event of changes in funding. As such, we may perform work prior to formal authorization, or the contract prices may be adjusted for changes in scope of work. Termination or modification of a substantial number of our U.S. Government contracts could have a material adverse effect on our business, financial condition, and results of operations.

We perform work for various U.S. Government agencies and departments pursuant to fixed-price, cost-plus fixed fee and time-and-material prime contracts and subcontracts. Approximately 50.1% of revenues derived from government contracts for the year ended December 31, 2020 were based on fixed-price or time and material contracts, and the balance (approximately 49.9% of total government revenues) was based on cost-plus fixed fee contracts. Approximately 59.8% of revenues derived from government contracts for the year ended December 31, 2019 were based on fixed-price or time and material contracts, and the balance (approximately 40.2% of total government revenues) was based on cost-plus fixed fee contracts. Approximately 60.0% of revenues derived from government contracts for the year ended December 31, 2018 were based on fixed-price or time and material contracts, and the balance (approximately 40.0% of total government revenues) was based on cost-plus fixed fee contracts.
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
Additionally, in years when Congress does not complete our budget process before the end of our fiscal year (September 30), government operations are funded through a continuing resolution (“CR”) that temporarily funds federal agencies. Recent CRs have generally provided funding at the levels provided in the previous fiscal year. When the U.S. Government operates under a CR, it may delay funding we expect to receive from customers on work we are already performing and will likely result in new initiatives being delayed or in some cases canceled, which could have a material adverse effect on our financial condition, results of operations, and liquidity.
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
Our Government segment is subject to various laws and regulations relating to the formation, administration, and performance of U.S. Government contracts, which affect how we do business with our customers and increase our performance costs. Among the most significant laws and regulations are:
•the Federal Acquisition Regulation (“FAR”) and agency regulations supplemental to the FAR, which comprehensively regulate the formation, administration, and performance of U.S. Government contracts;
•the Truth in Negotiations Act, which requires certification and disclosure of all cost and pricing data in connection with contract negotiations;
•the Cost Accounting Standards and Cost Principles, which impose accounting requirements that govern our right to reimbursement under certain cost-based U.S. Government contracts;
•compliance with the FCPA or U.S. export control regulations, which apply when we engage in international work; and
•laws, regulations, and executive orders restricting the use and dissemination of information classified for national security purposes and the export of certain products and technical data.
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
The U.S. Government may revise its procurement practices or adopt new contracting rules and regulations, such as cost accounting standards. It could also adopt new contracting methods relating to General Services Administration (“GSA”) contracts, Governmentwide Acquisition Contracts or other multi-award contracts, or adopt new standards for contract awards intended to achieve certain social or other policy objectives. In addition, the U.S. Government may face restrictions from new legislation or regulations, as well as pressure from U.S. Government employees and their unions, on the nature and amount of services the U.S. Government may obtain from private contractors. These changes could impair our ability to obtain new contracts or contracts under which we currently perform when those contracts are up for recompete. Any new contracting methods could be costly or administratively difficult for us to implement, and as a result, could harm our financial condition and results of operations. A realignment of funds with changed U.S. Government priorities, including “insourcing” of previously contracted support services, and the realignment of funds to other non-defense-related programs may reduce the amount of funds available to defense-related and other programs in our core service areas.
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

Risks Associated with Ownership of our Common Stock
We have never paid cash dividends on our common stock, and we do not anticipate paying any cash dividends in the foreseeable future.
We have not paid cash dividends on our common stock, and we presently intend to continue to retain earnings for reinvestment in growth opportunities. Future cash dividends, however, will be at the discretion of our board of directors and subject to the terms of future financings, and the amount of cash dividends per share will depend on, among other things, our future earnings, financial condition, results of operations, level of indebtedness, capital requirements and surplus, contractual restrictions, and the number of shares of common stock outstanding, as well as the legal requirements, regulatory constraints and other factors that our board of directors deems relevant. It is anticipated that no cash dividends will be paid in the foreseeable future.
Future sales of our common stock or other securities could depress the price of our common stock and could result in dilution to our existing security holders.
We may issue and sell additional shares of common stock or other securities in future offerings to raise capital or issue securities for other purposes, including in connection with acquisitions or other strategic transactions. We cannot predict the size of future issuances of equity securities, the size and terms of future issuances of debt instruments or other securities convertible into equity securities or the effect, if any, that future issuances and sales of our securities will have on the market price of the common stock. Transactions involving newly issued common stock could result in dilution, possibly substantial, to our existing security holders.
The price of our common stock may be negatively impacted by factors that are unrelated to our actual operating performance.
A number of factors can impact the market price of our common stock, many of which are outside our control. The stock market in general is subject to fluctuations that affect the share prices and trading volumes of many companies, and these broad market fluctuations could adversely affect the market price of our common stock. Factors that could affect our common stock price include but are not necessarily limited to the following:
•uncertainties and risks created by the COVID-19 pandemic on our business, our customers, the restaurant industry generally, and the global economy;
•actual or anticipated fluctuations in our operating results and financial condition;
•the performance and prospects of our major customers;
•fluctuations in the trading volume of our common stock;
•shareholder activism;
•the lack of earnings guidance;
•investor perception of us and the industries in which we operate;
•uncertainty regarding domestic and international political conditions, including tax policies; and
•uncertainty regarding the prospects of domestic and foreign economies.
If securities analysts do not publish research or reports about our business, or if they issue unfavorable commentary or negative recommendations with respect to our common stock, the price of our common stock, and consequently the market price for the Notes, could decline.
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
Our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for:

•any derivative action or proceeding brought on our behalf;

•any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, employees, or agents to us or our stockholders;
•any action asserting a claim against us arising pursuant to any provision of the Delaware General Corporation Law (the ‘‘DGCL’’) or our certificate of incorporation or bylaws; or
•any action asserting a claim governed by the internal affairs doctrine.
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
Our certificate of incorporation and bylaws contain certain provisions that may discourage, delay, or prevent a change in our management or control over us. For example, our certificate of incorporation and bylaws, collectively:

•authorize the issuance of undesignated preferred stock that could be issued by our board of directors to thwart a takeover attempt;
•provide that vacancies on our board of directors, including vacancies resulting from an enlargement of our board of directors, may be filled only by a majority vote of directors then in office;
•permits only the board of directors, or the chairman of the board of directors or the president pursuant to a resolution approved by a majority of the then authorized number of our directors to call special meetings of stockholders;
•prohibit stockholder action by written consent except by unanimous written consent of all stockholders; and
•establish advance notice requirements for nominations of candidates for elections as directors or to bring other business before an annual meeting of our stockholders.

These provisions could discourage potential acquisition proposals and could delay or prevent a change in control, even though a majority of stockholders may consider such proposal, if effected, desirable. Such provisions could also make it more difficult for third parties to remove and replace the members of our board of directors. Moreover, these provisions may inhibit increases in the market price of our common stock that may result from takeover attempts or speculation.

General Risk Factors
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
Item 1B.     UNRESOLVED STAFF COMMENTS
Not Applicable
Item 2.     PROPERTIES
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

The following table sets forth the location, the operating segment (if applicable) that uses and the use of each of our principal properties, and each properties’ approximate square footage:

Location	Operating Segment	Use	Approximate Square Footage
New Hartford, NY	Restaurant / Retail	Corporate headquarters, assembly, R&D, sales, service (including call-center), and computing facilities	180,900*
San Diego, CA	Restaurant / Retail	Brink offices, sales, administration, and R&D	9,500
Markham, Ontario	Restaurant / Retail	R&D	11,100
Mississauga, Ontario	Restaurant / Retail	Order fulfillment	2,250
Tampa, Florida	Restaurant/Retail	Sales, administration, call-center, and R&D	7,050
Rome, NY	Government	PAR Government offices, sales, administration, and R&D	30,800
Beavercreek, OH	Government	Contract support and R&D	1,900
Cary, NC	Government	Contract support and R&D	2,700

*The square footage in the table above does not include Company owned space leased to third parties.
In addition to the properties identified above, we have leasehold interests in small office spaces located in: Dubai, United Arab Emirates; Shanghai, China; Staines, United Kingdom; and Sydney, Australia (sales and service).
Item 3.     LEGAL PROCEEDINGS
See “Note 14 – Contingencies” of the notes to consolidated financial statements (Part II, Item 8 of this Annual Report) for information regarding legal proceedings arising in the ordinary course of our business, and the status of the completed internal investigation into conduct at our China and Singapore offices, which disclosure is incorporated by reference into this Item 3.
Item 4:     MINE SAFETY DISCLOSURES
Not Applicable.
PART II
Item 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Trading Market
Our common stock is listed on the New York Stock Exchange under the symbol “PAR”. According to the records of our transfer agent, as of March 10, 2021, there were 325 holders of record of our common stock. A substantially greater number of holders of our common stock are held in “street name” or by beneficial holders whose shares of common stock of record are held by brokers, banks, and other financial institutions.
Dividend Policy
We have never declared or paid cash dividends on our common stock. We currently intend to retain any future earnings for use in the operation of our business and do not intend to declare or pay any cash dividends in the foreseeable future. Any determination to pay dividends on our common stock will be at the discretion of our board of directors, subject to the terms of future financings and applicable laws, and will depend on our financial condition, results of operations, capital requirements, general business conditions and other factors that our board of directors considers relevant.
Issuer Purchases of Equity Securities
Recipients of stock awards may elect to have shares withheld to satisfy minimum statutory federal, state, and local tax withholding obligations arising from the vesting of their shares. When we withhold these shares, we are required to remit to the appropriate taxing authorities the market price of the shares withheld, which could be deemed a purchase of shares by us on the date of withholding. For the year ended December 31, 2020, 47,355 shares were withheld.

Stock Price Performance Graph
This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act or the Exchange Act.
The graph below reflects the cumulative stockholder return on our common stock compared to the cumulative return of the Russell 2000 index and the Russell 2000 Technology index, a published peer industry group of 171 companies on an annual basis. The graph reflects the investment of $100 on December 31, 2015 in our common stock, the Russell 2000 and the Russell 2000 Technology indices. The total cumulative dollar returns shown below represent the value that such investments would have had on December 31, 2020. Historical stock price performance should not be relied upon as an indication of future stock price performance.
Item 6.     SELECTED FINANCIAL DATA
This item is no longer required as we have elected to early adopt the changes to Item 301 of Regulation S-K contained in SEC Release No. 33-10890.

Item 7.     MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes thereto included under Part II, Item 8 of this Annual Report. Our actual results could differ materially from those anticipated in the forward-looking statements included in this discussion as a result of certain factors, including, but not limited to, those discussed in “Risk Factors” included elsewhere in this Annual Report on Form 10-K.

Overview
PAR Technology Corporation, operates in two distinct reporting segments, Restaurant/Retail and Government. Our Restaurant/Retail segment provides point-of-sale (“POS”) software, hardware, back-office software and integrated technical solutions to the restaurant and retail industries. Our Government segment provides intelligence, surveillance, and reconnaissance solutions (“ISR”) and mission systems support to the Department of Defense (“DoD”) and other Federal agencies.
Our Restaurant/Retail segment is a leading provider of POS software, systems, and services to the restaurant and retail industries. Our promise is to deliver the solutions that connect people to the restaurants, meals, and moments they love. We provide multi-unit and individual restaurants, franchisees, and enterprise customers in the three major restaurant categories: fast casual, quick serve, and table service, a fully integrated cloud solution, with our leading Brink POS cloud software and our point-of-sale hardware for the front-of-house, our leading back-office cloud software - Data Central - for the back-of-house, and our wireless headsets for drive-thru order taking.
The Brink POS is an open solution offering customers the opportunity to integrate with third party products and in-house systems. In support of our customers need to quickly adapt to changing market conditions, we claim the largest integration ecosystem – 200+ partners across various product solution categories including: mobile/online ordering, self-ordering kiosks, loyalty programs, kitchen video systems, guest surveys, enterprise reporting, and other solutions relevant to our customers’ businesses, including our cloud-based back-office solution - Data Central. These integration capabilities enables restaurants to increase visits, customer check size, improve operational efficiency, and most importantly, position them to win in an ever changing and challenging market.
Our open architecture POS platforms are optimized to host our POS software applications, as well as many third-party POS applications, and are compatible with a variety of peripheral devices. We partner with numerous vendors that offer complementary in-store peripherals, such as cash drawers, card readers and printers and kitchen video systems, allowing us to deliver a completely integrated solution through one vendor.
We believe our software, hardware and integrated solutions uniquely position us to be a leader in assisting customers to innovate and improve their in-store operations in a rapidly changing and challenging market, particularly in light of the continued impacts of the COVID-19 pandemic on the restaurant industry. Our continued success and growth will depend upon our ability to advance and create new technology, products and services to meet customer demands, as well as deploy capital and resources that uniquely deliver customer value. This includes the development and introduction of new products and services, targeted acquisitions and a constant review of internal spend.
PAR’s Government segment provides technical expertise in contract development of advanced systems and software solutions for the DoD and other Federal agencies, as well as satellite, communication and IT mission systems support at a number of U.S. Government facilities both in the U.S. and worldwide. The Government segment is focused on two principal offerings, intelligence solutions and mission systems contract support, with additional revenue from a small number of licensed software products for use in analytic and operational environments that leverage geospatial intelligence data. We believe our highly relevant technical competencies, intellectual property, and investments in new technologies provide opportunities to offer systems integration, products, and highly-specialized service solutions to the U.S. DoD and other Federal agencies. The general uncertainty in U.S. defense total workforce policies (military, civilian, and contract), procurement cycles, and spending levels for the next several years are factors we monitor as we develop and implement our business strategy for our Government segment.
COVID-19 Update
The COVID-19 pandemic has caused and continues to cause significant disruption to the U.S. and global economies, including the impact of government and company actions to reduce the spread of the virus and consumer behavior in response to the same; and, although the United States and other countries have begun to roll out vaccinations, it is uncertain how quickly and effectively such vaccinations will be distributed or help to control the spread of COVID-19 and its variants.

Early on in the COVID-19 pandemic, we took a number of actions to mitigate the impact of the pandemic on our employees and business. We implemented temporary cost saving measures, which resulted in over $10 million of savings to our 2020 operating plan, and we introduced new product offerings to promote social distancing, offered subscription discounts and deferred payment arrangements to customers and continued to invest in our software products. While our 2020 reported revenues increased year-over-year despite the COVID-19 pandemic and the pandemic did not have a material adverse impact on our Government business in 2020, we cannot know the extent COVID-19 actually impacted our business, results of operations, and financial condition in 2020; and the ultimate extent to which the COVID-19 pandemic will continue to impact our business, results of operations and financial condition is uncertain and cannot be predicted with confidence. See “Risk Factors” for further discussion on the impact of the COVID-19 pandemic. We will continue to actively manage our business to respond to the uncertainties and risks created by the pandemic throughout its duration, including evaluating our remote working plans on a regular basis and monitoring the health, safety, morale, and productivity of our employees. We believe the COVID-19 pandemic has highlighted the importance of digitizing the modern restaurant, and we believe that our cloud solutions, hardware offerings and services uniquely positions us to be a leader in digital technology offerings to restaurants. We will continue to invest in product offerings and solutions to meet the digital needs of our customers by offering transformative technologies.
Recent Developments

•2020 Public Offering of Common Stock: On October 5, 2020, we completed an underwritten public offering of 3,350,000 shares of common stock at a price to the public of $38.00 per share, resulting in $121.8 million of proceeds, net of underwriting discounts and commissions and offering expenses payable by the Company (the “Secondary Offering”). In connection with the Secondary Offering, on November 3, 2020, Jeffries, LLC, the underwriter, partially exercised its option and purchased 266,022 shares of common stock, resulting in an additional $9.6 million of proceeds, net of underwriting discounts and commissions and offering expenses payable by us.

•2.875% Convertible Senior Notes Due 2026: On February 10, 2020, we sold an aggregate principal amount of $120.0 million of 2.875% Convertible Senior Notes due 2026 (the “2026 Notes”) and received proceeds net of offering expenses of approximately $115.8 million. We used a portion of the proceeds to repurchase approximately $66.3 million in aggregate principal amount of the 4.500% Convertible Senior Notes due 2024 (the “2024 Notes” and together with the 2026 Notes, the (“Notes”).

Results of operations for the years ended December 31, 2020, 2019 and 2018 are as follows:
For the Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019
We reported revenues of $213.8 million for the year ended December 31, 2020, an increase of 14.2% from $187.2 million for the year ended December 31, 2019. Our net loss was $36.6 million or $1.92 loss per diluted share for the year ended December 31, 2020 versus a net loss of $15.6 million or $0.96 loss per diluted share for the year ended December 31, 2019. Our year-over-year unfavorable performance was primarily driven by an $8.1 million increase in selling, general and administrative (“SG&A”) expenses, driven by increased costs related to the acquisition of AccSys, LLC in December 2019 (the “Restaurant Magic Acquisition”) and investments in Brink, a $5.9 million increase in research and development (“R&D”) mostly in Brink and Data Central and, a $3.7 million increase in interest expense, partially offset by a $1.9 million increase in margin and $3.3 million gain from the revaluation of contingent consideration liability.

For the Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018

We reported revenues of $187.2 million for the year ended December 31, 2019, a decrease of 7.0% from $201.2 million for the year ended December 31, 2018. Our net loss was $15.6 million or $0.96 loss per diluted share for the year ended December 31, 2019 versus a net loss of $24.1 million or $1.50 loss per diluted share for the year ended December 31, 2018. Our year-over-year unfavorable performance was primarily driven by lower Restaurant/Retail hardware revenue and corresponding hardware support service revenue from our traditional tier 1 customers as one of these customers completed significant projects in 2018 which were not repeated in 2019. We partially offset these reductions with continued growth in Brink POS revenue, including related Software as a Service (“SaaS”), hardware and support services revenue. The 2018 net loss include a valuation allowance of $14.9 million to reduce the carrying value of our deferred tax assets.

Segment Revenue by Product Line for the Years Ended December 31, 2020, 2019 and 2018 are as follows:

	Year Ended December 31,			2019 to 2020	2018 to 2019
(in thousands)	2020	2019	2018	% Change	% Change
Restaurant/Retail
Core*	$79,192	$78,238	$102,877	1.2%	(23.9)%
Brink **	63,316	41,689	25,189	51.9%	65.5%
SureCheck	4	3,380	6,003	(99.9)%	(43.7)%
Total Restaurant Retail	$142,512	$123,307	$134,069	15.6%	(8.0)%

Government
Intelligence, surveillance, and reconnaissance	$37,448	$29,541	$30,888	26.8%	(4.4)%
Mission Systems	32,947	33,513	35,082	(1.7)%	(4.5)%
Product Sales	879	871	1,207	0.9%	(27.8)%
Total Government	$71,274	$63,925	$67,177	11.5%	(4.8)%
* Core includes $18.5 million and $3.2 million of Drive-Thru product and service revenue for 2020 and 2019 respectively.
** Brink includes $8.4 million and $0.3 million of Restaurant Magic revenue for 2020 and 2019 respectively.

Revenue

Product revenue:

For the Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019

Product revenues were $73.2 million for the year ended December 31, 2020, an increase of 10.4% from $66.3 million recorded in 2019. This increase was primarily driven by the acquisition of the Drive-Thru product line and continued Brink growth. The Drive-Thru product line brought an additional $14.6 million in revenue in 2020 compared to partial year of performance in 2019 as we acquired the product line on September 30, 2019. Brink related hardware revenue saw an increase of $4.8 million compared to 2019. Partially offsetting these revenue gains were declines in other Core hardware revenue of $10.5 million, driven by the COVID-19 pandemic, PixelPoint license sales decline of $1.3 million, and SureCheck product revenue of $0.7 million as the divestiture of the product line closed during the fourth quarter of 2019.
For the Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018
Product revenues were $66.3 million for the year ended December 31, 2019, a decrease of 15.8% from $78.8 million reported in 2018. This decrease was primarily driven by lower revenues from our tier 1 customers and by a decrease in our international business. Our hardware sales in the Restaurant/Retail segment were down versus prior year as we completed hardware project installations with a large domestic customer during the first half of 2018 which was not recurring in 2019. Additionally, international sales were down in 2019 and SureCheck was divested. SureCheck product revenue was $0.7 million in 2019 versus $2.0 million in 2018.
Service revenue:
For the Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019
Service revenues were $69.3 million for the year ended December 31, 2020, an increase of 21.6% from $57.0 million reported for the year ended December 31, 2019, primarily due to an increase in revenue from Brink services of $8.7 million which includes an increase of $4.1 million in Brink SaaS service revenue, and $8.1 million revenue related to the Restaurant Magic Acquisition. Partially offsetting these gains were declines of $2.7 million in SureCheck product revenue as the product line was divested in fourth quarter 2019 and $1.8 million decline of Core services.
For the Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018
Service revenues were $57.0 million for the year ended December 31, 2019, an increase of 3.1% from $55.3 million recorded for the year ended December 31, 2018, primarily due to an increase in Brink services which includes a $3.9 million increase in

Brink POS SaaS revenue and partially offset by reduction in services to our traditional tier 1 customers and SureCheck services. Surecheck service revenue was $2.7 million in 2019 versus $4.0 million in 2018.
Contract revenue:
For the Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019
Contract revenues were $71.3 million for the year ended December 31, 2020, an increase of 11.5% from the $63.9 million reported for the year ended December 31, 2019. The increase in contract revenue from our Government segment was driven by a $7.9 million or 27% increase in ISR product line revenues with several contracts benefitting from increased funding.
For the Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018
Contract revenues were $63.9 million for the year ended December 31, 2019, compared to $67.2 million reported for the year ended December 31, 2018, a decrease of 4.8%. This decrease was driven by a 4% decrease in our Mission Systems revenue due to reduction of revenue on contracts and a 4% reduction in ISR revenues due to ceiling limitations in a large customer's funding.
Gross Margins
Product margins:
For the Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019
Product margins for the year ended December 31, 2020, were 19.5%, compared to 22.8% for the year ended December 31, 2019. This decrease was due to increased freight as we expedited procurement of inventory in the early phase of the COVID-19 pandemic and a $0.9 million disposal of inventory related to the acquisition of the assets of 3M Company's Drive-Thru Communications Systems business that was effective in September 2019 (the “Drive-Thru Acquisition”).

For the Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018
Product margins for the year ended December 31, 2019, were 22.8%, in line with the 23.0% for the year ended December 31, 2018.
Service margins:
For the Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019
Service margins for the year ended December 31, 2020, were 28.0%, compared to 29.1% recorded for the year ended December 31, 2019, a 1.1% decline primarily driven by increased investments in customer service, $0.4 million disposal of inventory related to the acquisition of the assets from the Drive-Thru Acquisition, partially offset by a favorable shift in sales mix that resulted from the Restaurant Magic Acquisition, the Drive-Thru Acquisition and our divestiture of Surecheck.

For the Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018
Service margins were 29.1% for the year ended December 31, 2019, compared to 22.1% recorded for the year ended December 31, 2018. Service margins increased primarily due to Brink POS SaaS and the increase in profitability in our field service business. During 2018 and 2019, impairment charges were recorded for SureCheck capitalized software of $1.6 million and $0.7 million, respectively.
Contract margins:
For the Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019
Contract margins were 7.9% for the year ended December 31, 2020, compared to 8.9% for the year ended December 31, 2019, primarily due to an increase in investment in product services startup costs.

For the Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018
Contract margins were 8.9% for the year ended December 31, 2019, compared to 10.7% for the year ended December 31, 2018. The decrease in margin was primarily driven by decreased activity in Mission Systems' higher margin contracts.
Selling, General and Administrative Expenses
For the Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019
SGA expenses were $46.2 million for the year ended December 31, 2020, compared to $38.1 million for the year ended December 31, 2019. The increase was primarily driven by $3.9 million of expenses related to the Restaurant Magic Acquisition and Drive-Thru Acquisition, $2.5 million increase in equity and incentive compensation and $1.9 million increased internal technology infrastructure costs.
For the Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018
SGA expenses were $38.1 million for the year ending December 31, 2019, compared to $35.8 million for the year ended December 31, 2018. The increase was due to additional investments in Brink POS sales and marketing and increased equity and incentive compensation, partially offset by savings in other departments. SG&A expenses associated with the internal investigation for 2019 were $0.6 million as compared to $1.1 million in 2018.
Research and Development Expenses
For the Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019
R&D expenses were $19.3 million for the year ended December 31, 2020, compared to $13.4 million for the year ended December 31, 2019. The increase was driven by a $7.1 million gross increase in software development investments for Brink which included $1.9 million for Restaurant Magic R&D, partially offset by SureCheck divestment and additional $2.7 million of software capitalized.
For the Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018
R&D expenses were $13.4 million for the year ended December 31, 2019, compared to $12.4 million recorded for the year ended December 31, 2018. The increase was primarily related to a $2.1 million increase in software development investments for Brink offset by decreases in other product lines.
Amortization of Identifiable Intangible assets
For the Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019
During the year ended December 31, 2020, we recorded $1.2 million of amortization expense associated with identifiable non-developed technology intangible assets acquired in the Drive-Thru Acquisition, Restaurant Magic Acquisition and our acquisition of Brink Software, Inc. in September 2014 (the “Brink Acquisition”) compared to $0.2 million of amortization expense recorded during the year ended December 31, 2019 in connection to the same acquisitions.
For the Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018
During the year ended December 31, 2019, we recorded $0.2 million of amortization expense associated with acquired identifiable intangible assets in connection with the Drive-Thru Acquisition, Restaurant Magic Acquisition, and Brink Acquisition compared to $22.0 thousand for the year ended December 31, 2018 in connection with the Brink Acquisition.
Adjustment to Contingent Consideration Liability
For the Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019
During the year ended December 31, 2020, we recorded a $3.3 million reversal of the contingent liability in connection with the Restaurant Magic Acquisition compared to the $0.2 million expense recorded during the year ended December 31, 2019 related to the termination of the Brink Acquisition post-closing revenue focused milestones (“Earn-Out”) agreement.

For the Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018
During the year ended December 31, 2019, we recorded a $0.2 million expense for the termination of the Brink Acquisition Earn-Out agreement compared to 2018 when we recorded a $0.5 million reversal of the of contingent liability related to the Brink Acquisition.
Loss on Extinguishment of Debt
Loss on the extinguishment of debt was $8.1 million for the year ended December 31, 2020 related to the partial refinance of our 2024 Notes.
Other Income (Expense) – Net
For the year ended December 31, 2020 compared to the year ended December 31, 2019
Other income (expense) – net, was $0.8 million for the year ended December 31, 2020, as compared to ($0.4) million for the year ended December 31, 2019. Other income (expense) primarily includes rental income, net of applicable expenses, foreign currency transactions gains and losses and other non-operating income/expenses. In 2020, we recorded $1.2 million in transaction gains.
For the year ended December 31, 2019 compared to the year ended December 31, 2018
Other (expense) income – net, was ($0.4) million) for the year ended December 31, 2019, as compared to other income, net of $0.7 million for the year ended December 31, 2018. Other income/expense primarily rental income, net of applicable expenses, foreign currency transactions gains and losses and other non-operating income/expense. In 2018, a $0.5 million gain was recorded for the sale of real estate.
Interest Expense
For the year ended December 31, 2020 compared to the year ended December 31, 2019
Interest expense, net was $8.3 million for the year ended December 31, 2020, as compared to $4.6 million for the year ended December 31, 2019. This increase was primarily driven by interest related to an increase in convertible debt as a result of the issuance of the 2026 Notes net of the partial repurchase of the 2024 Notes in the first quarter of 2020. Interest expense, net includes $4.4 million of non-cash accretion of debt discount and amortization of issuance costs for 2020, compared to $2.5 million for 2019.
For the year ended December 31, 2019 compared to the year ended December 31, 2018
Interest expense, net was $4.6 million for the year ended December 31, 2019, as compared to interest expense, net of $0.4 million for the year ended December 31, 2018. The increase reflects $2.6 million of interest expense related to the sale of the 2024 Notes as well as $2.0 million of accretion of 2024 notes debt discount for 2019.
Income taxes
Net tax benefit of $3.0 million for the year ended December 31, 2020 was driven by the $3.3 million deferred tax benefit impact of the 2026 Notes issuance in February 2020. The net tax benefit of $3.6 million for the year ended December 31, 2019 was driven by the $4.1 million deferred tax benefit impact of the 2024 Notes issuance in April 2019.
For the year ended December 31, 2018, we recorded a tax provision of $14.1 million which was driven by the full valuation allowance of $14.9 million to reduce the carrying value of our deferred tax assets.
Liquidity and Capital Resources
In 2020, our primary source of liquidity was cash provided by financing activities. Cash used in operating activities was $20.2 million for the year ended December 31, 2020, compared to $16.1 million for the year ended December 31, 2019 and $3.8 million for the year ended December 31, 2018. The increase in cash used in operating activities was driven by an increase in pre-tax loss and additional net working capital needs.

Cash used in investing activities was $9.0 million for the year ended December 31, 2020 driven by $7.9 million in capitalization of developed technology costs associated with our Restaurant/Retail segment software platforms and $1.3 million in capital expenditures.
Cash used in investing activities was $23.9 million for the year ended December 31, 2019 compared to $6.7 million for the year ended December 31, 2018. The increase was driven by business development activities in 2019 with $7.0 million in cash for the Drive-Thru Acquisition and $13 million in cash for the Restaurant Magic Acquisition partially offset by cash proceeds of $2.5 million for the divestiture of SureCheck. Additional cash used for investing activities were capital expenditures of $2.5 million and $3.9 million for 2019 and 2018 respectively and capitalized software for developed technology in Restaurant/Retail software platforms of $4.1 million and $3.9 million for 2019 and 2018, respectively. During 2018, we also received proceeds of $1.1 million related to the sale of rental property at our headquarters.
Cash provided by financing activities was $180.7 million for the year ended December 31, 2020 driven by net proceeds of $131.4 million from the Secondary Offering and respective exercise of underwriter's option on November 3, 2020 in addition to net proceeds of $49.5 million from the $120.0 million issuance of the 2026 Notes offset by the repurchase of a majority of the 2024 Notes.

Cash provided by financing activities was $65.6 million for the year ended December 31, 2019 versus $7.3 million for the year ended December 31, 2018. The increase was primarily driven by the proceeds of the 2024 Notes net of issuance costs and repayment in full of all amounts outstanding under the indenture governing the 2024 Notes partially offset by the final payment related to the conclusion of the Brink Acquisition Earn-Out period.
We expect our current cash and cash equivalents will be sufficient to meet our operating needs for the next 12 months. Our actual cash needs will depend on many factors, including the timing and rate of revenue growth, including the growth of SaaS revenues, and the timing and necessary capital requirements to finance our development efforts, planned introduction of new and enhanced products and services, or acquisitions of complementary businesses, technologies, products, or services.

Contractual Obligations
The following table summarizes our contractual obligations at December 31, 2020 and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

	Payments Due by Period
(in thousands)	Total	Less than 1 year	1 - 3 Years	3 - 5 Years	More than 5 Years
Operating lease obligations	$2,772	$1,253	$1,519	$—	$—
Non-cancellable purchase obligations	29,166	28,682	484	—	—
Debt obligations	156,255	4,770	26,310	125,175	—
	$188,193	$34,705	$28,313	$125,175	$—
The commitments in the table above consist of lease payments for our San Diego, California office, Ontario, Canada office, our other United States locations, and our international locations. The debt obligations include the payments to service the 2024 Notes, the 2026 Notes and the subordinated promissory note related to the Restaurant Magic Acquisition. Debt obligations includes both principal and interest payments. Other purchase obligations are non-cancellable purchase orders outstanding. The contractual commitment amounts in the table above are associated with agreements that are enforceable and legally binding. Obligations under contracts that we can cancel without significant penalty are not included in the table above.

Critical Accounting Policies and Estimates
Our consolidated financial statements are based on the application of accounting principles generally accepted in the United States of America (“GAAP”). GAAP requires the use of estimates, assumptions, judgments, and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue, and expense amounts reported. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently applied. Valuations based on estimates are reviewed for reasonableness and adequacy on a consistent basis. Primary areas where financial information is subject to the use of estimates, assumptions and the application of judgment include revenue recognition, accounts receivable, inventories, accounting for business combinations, contingent consideration, goodwill and intangible assets, and taxes.

Convertible Senior Notes
In accounting for the issuance of our Notes, we separated each series of Notes into liability (debt) and equity components of the instrument. The carrying amount of the debt component was calculated by estimating the fair value of similar liabilities that do not have associated convertible features. The carrying amount of the equity component, representing the conversion option, was determined by deducting the fair value of the debt component from the principal amount. The difference between the principal amount of each series of our Notes and its respective fair value of the debt component are amortized to interest expense over its respective term using the effective interest method. The equity component, net of issuance costs and deferred tax effects, of each series of our Notes is presented within additional paid-in-capital, and will not be remeasured as long as it continues to meet the requirements for equity classification. These assumptions involve inherent uncertainties and management judgment. In accounting for the issuance costs related to our Notes, the allocation of issuance costs incurred between the debt and equity components was based on their relative values.
Revenue Recognition Policy
In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers, codified as ASC Topic 606 (“ASC 606”). The FASB issued amendments to ASC 606 during 2016. ASC 606 requires additional disclosures regarding the nature, amount, timing, and uncertainty of revenue and related cash flows arising from arrangements with customers. ASC 606 is effective for annual and interim reporting periods beginning after December 15, 2017.

We adopted ASC 606 effective January 1, 2018 using the modified retrospective method. In evaluating the impact of adoption, we reviewed significant open arrangements with customers for each revenue source and adoption did not have a material impact.

Our revenue is derived from SaaS, hardware and software sales, software activation, hardware support, installations, maintenance and professional services. ASC 606 requires us to distinguish and measure performance obligations under customer contracts. Contract consideration is allocated to all performance obligations within the arrangement or contract. Performance obligations that are determined not to be distinct are combined with other performance obligations until the combined unit is determined to be distinct and that combined unit is then recognized as revenue over time or at a point in time depending on when control is transferred.

We evaluated the potential performance obligations within our Restaurant/Retail segment and evaluated whether each performance obligation met the ASC 606 criteria to be considered distinct performance obligations. Revenue in the Restaurant/Retail segment is recognized at a point in time for software, hardware and installations. Revenue on these items are recognized when the customer obtains control of the asset. This generally occurs upon delivery and acceptance by the customer or upon installation or delivery to a third party carrier for onward delivery to customer. Additionally, revenue in the Restaurant/Retail segment relating to SaaS, Advanced Exchange programs, on-site support and other services is recognized over time as the customer simultaneously receives and consumes the benefits of our performance obligations. Our support services are stand-ready obligations that are provided over the life of the contract, generally 12 months. We offer installation services to our customers for hardware and software for which we primarily hire third party contractors to install the equipment on our behalf. We pay the third party contractors an installation service fee based on an hourly rate as agreed upon between us and contractor. When third party installers are used, we determine whether the nature of our performance obligations is to provide the specified goods or services ourselves (principal) or to arrange for the third party to provide the goods or services (agent). In our customer arrangements, we are primarily responsible for providing a good or service, we have inventory risk before the good or service is transferred to the customer, and we have discretion in establishing prices. As a result, we have concluded we are the principal in the arrangement and record installation revenue on a gross basis.

The support services associated with hardware and software sales are a “stand-ready obligation” satisfied over time on the basis that customer consumes and receives a benefit from having access to our support resources, when and as needed, throughout the contract term. For this reason, the support services are recognized ratably over the term since we satisfy our obligation to stand ready by performing these services each day.

Our contracts typically require payment within 30 to 90 days from the shipping date or installation date, depending on our terms with the customer. The primary method used to estimate stand-alone selling price is the price that we charge for that good or service when we sell it separately under similar circumstances to similar customers. We determine stand-alone selling price as follows: Hardware, software, and software activation (one-time fee at the initial offering of software or SaaS) performance obligations are recognized at a stand-alone selling price based on the price at which we sell the particular good or service separately in similar circumstances and to similar customers. The stand-alone selling price for all other performance obligations, including pass-through hardware (such as terminals, printers, or card readers), hardware support (referred to as

Advanced Exchange), installation, maintenance, software upgrades, and professional services (project management) is recognized by using an expected cost plus margin.

Our revenue in the Government segment is recognized over time as control is generally transferred continuously to our customers. Revenue generated by the Government segment is predominantly related to services provided, however, revenue is also generated through the sale of materials, software, hardware, and maintenance. For the Government segment cost plus fixed fee contract portfolio, revenue is recognized over time using costs incurred to date to measure progress toward satisfying our performance obligations. Incurred cost represents work performed, which corresponds with, and thereby best depicts, the transfer of control to the customer. Contract costs include labor, material, overhead and general and administrative expenses. Profit is recognized on the fixed fee portion of the contract as costs are incurred and invoiced. Long-term fixed price contracts and programs involve the use of various techniques to estimate total contract revenue and costs. For long-term fixed price contracts, we estimate the profit on a contract as the difference between the total estimated revenue and expected costs to complete a contract and recognize that profit over the life of the contract. Contract estimates are based on various assumptions to project the outcome of future events. These assumptions include: labor productivity and availability; the complexity of the work to be performed; the cost and availability of materials; and the performance of subcontractors. Revenue and profit in future periods of contract performance are recognized using the aforesaid assumptions and adjusting the estimate of costs to complete a contract. Once the services provided are determined to be distinct or not distinct, we evaluate how to allocate the transaction price. Generally, the Government segment does not sell the same good or service to similar customers and the contract performance obligations are unique to each government solicitation. The performance obligations are typically not distinct. In cases where there are distinct performance obligations, the transaction price would be allocated to each performance obligation on a ratable basis based upon the stand-alone selling price of each performance obligation. Cost plus margin is used for the cost plus fixed fee contract portfolios as well as the fixed price and time and materials contracts portfolios to determine the stand-alone selling price.

In determining when to recognize revenue, we analyze whether our performance obligations in our Government contracts are satisfied over a period of time or at a point in time. In general, our performance obligations are satisfied over a period of time. However, there may be circumstances where the latter or both scenarios could apply to a contract.

We usually expect payment within 30 to 90 days from the date of service, depending on our terms with the customer. None of our contracts as of December 31, 2020 contained a significant financing component.
Inventories
Inventory is valued at the lower of cost and net realizable value, with cost determined using the weighted average cost method. We use certain estimates and judgments and considers several factors, including product demand, changes in customer requirements and changes in technology to provide for excess and obsolescence reserves to properly value inventory.
Capitalized Software Development Costs

We capitalize certain costs related to the development of our platform and other software applications for internal use in accordance with ASC 350-40, Intangibles - Goodwill and Other - Internal - Use Software. We begin to capitalize our costs to develop software when preliminary development efforts are successfully completed, management has authorized and committed project funding, and it is probable that the project will be completed and the software will be used as intended. We stop capitalizing these costs when the software is substantially complete and ready for its intended use, including the completion of all significant testing. These costs are amortized on a straight-line basis over the estimated useful life of the related asset, generally estimated to be three to five years. We also capitalize costs related to specific upgrades and enhancements when it is probable the expenditure will result in additional functionality and expense costs incurred for maintenance and minor upgrades and enhancements. Costs incurred prior to meeting these criteria together with costs incurred for training and maintenance are expensed as incurred and recorded within research and development expenses in our consolidated statements of operations.

We exercise judgment in determining the point at which various projects may be capitalized, in assessing the ongoing value of the capitalized costs and in determining the estimated useful lives over which the costs are amortized. To the extent that we change the manner in which we develop and test new features and functionalities related to our platform, assess the ongoing value of capitalized assets or determine the estimated useful lives over which the costs are amortized, the amount of internal-use software development costs we capitalize and amortize could change in future periods

Accounting for Business Combinations
We account for acquired businesses using the Acquisition Method, which requires that acquired assets and assumed liabilities be recorded at their respective fair values on the date of acquisition. The fair value of the consideration paid is assigned to the underlying net assets of the acquired business based on their respective fair values. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded to goodwill. Intangible assets are amortized over the expected life of the asset. Fair value determinations and useful life estimates are based on, among other factors, estimates of expected future cash flows from revenues of the intangible assets acquired, estimates of appropriate discount rates used to present value expected future cash flows, estimated useful lives of the intangible assets acquired and other factors. Although we believe the assumptions and estimates it has made have been reasonable and appropriate, they are based, in part, on historical experience, information obtained from the management of the acquired companies and future expectations. For these and other reasons, actual results may vary significantly from estimated results.
Contingent Consideration
We determine the acquisition date fair value of contingent consideration using a discounted cash flow method, with significant inputs that are not observable in the market and thus represents a Level 3 fair value measurement as defined in ASC 820, Fair Value Measurement. As it relates to the contingent consideration associated with the Restaurant Magic Acquisition we may use various valuation techniques depending on the terms and conditions of the contingent consideration, including a Monte-Carlo simulation. This simulation uses probability distribution for each significant input to produce hundreds or thousands of possible outcomes and the results are analyzed to determine probabilities of different outcomes occurring. Significant increases or decreases to these inputs in isolation would result in a significantly higher or lower liability with a higher liability capped by the contractual maximum of the contingent Earn-Out obligation. Ultimately, the liability will be equivalent to the amount paid, and the difference between the fair value estimate and amount paid will be recorded in earnings. The amount paid that is less than or equal to the liability on the acquisition date is reflected as cash used in financing activities in our consolidated statements of cash flows. Any amount paid in excess of the liability on the acquisition date is reflected as cash used in operating activities. The Restaurant Magic Acquisition resulted in a liability for the contingent consideration being recorded in the amount of $3.3 million during 2019. The liability for the contingent consideration was established at the time of the acquisition and is evaluated quarterly based on additional information as it becomes available; any change in the fair value adjustment is recorded in the earnings of that period. During 2020, adjustments of $3.3 million were recorded to decrease the fair value of the contingent consideration related to the Restaurant Magic Acquisition to zero as of December 31, 2020.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired in a business combination. Goodwill is not amortized, but is tested for impairment at least annually or more frequently if events or changes in circumstances indicate that the asset may be impaired. Our impairment tests are based on two reportable operating segments and the reporting units used in the test for goodwill impairment. If the carrying value of either reporting unit exceeds its fair value, an impairment charge is recognized for the excess of the carrying value of the reporting unit over its fair value.

Fair values of the reporting units are estimated using a weighted methodology considering the output from both the income and market approaches. The income approach incorporates the use of a discounted cash flow (“DCF”) analysis. A number of significant assumptions and estimates are involved in the application of the DCF model to forecast operating cash flows, including revenue growth, operating income margin and discount rate. These assumptions vary between the reporting units. The market approach incorporates the use of the quoted price and public company methods utilizing public market data for our company and comparable companies for each of our two reporting segments.

We conducted our annual goodwill impairment test during the fourth quarter of 2020 and determined that the fair value for each of the reporting units significantly exceeded its respective carrying value. As such, goodwill was not impaired. No impairment charge was recorded in any of the periods presented in the accompanying consolidated financial statements.
Restaurants/Retail:
In deriving our fair value estimates, we use key assumptions built on the current product portfolio mix adjusted to reflect continued revenue increases from our software products.
We use total annual revenue growth rates for the reporting units ranging between 3.0% and 23.0%. The high-end growth rate reflects our projected revenues from anticipated increases in installations of our software platforms at new customer locations. These software platforms are expected to expand our capabilities into new markets. We believe these estimates are reasonable given the size of the overall market, combined with the projected market share we expect to achieve. Overall, the projected revenue growth rates ultimately trend to an estimated long term growth rate of 3.0%.
We use gross margin estimates that are reflective of expected increased recurring SaaS revenue from that is expected to exceed historical gross margins. Estimates of operating expenses, working capital requirements and depreciation and amortization expense used for the Restaurant/Retail reporting unit are generally consistent with actual historical amounts, adjusted to reflect our continued investment and projected revenue growth from our core technology platforms. We believe utilization of actual historical results adjusted to reflect our continued investment in our products is an appropriate basis supporting the fair value of the Restaurant/Retail reporting unit.
Finally, we use a discount rate of approximately 21.5% for the Restaurant/Retail reporting unit. This estimate was derived through a combination of current risk-free interest rate data, financial data from companies that PAR considers to be our competitors and was based on volatility between our historical financial projections and actual results achieved.
The current economic conditions and the continued volatility in the U.S. and in many other countries in which we operate could contribute to decreased consumer confidence and continued economic uncertainty which may adversely impact our operating performance. Although we have seen an improvement in the markets it serves, continued volatility in these markets could have an impact on purchases of our products, which could result in a reduction in sales, operating income and cash flows. Such reductions could have a material adverse impact on the underlying estimates used in deriving the fair value of our reporting units used to support our annual goodwill impairment test or could result in a triggering event requiring a fair value re-measurement, particularly if we are unable to achieve the estimates of revenue growth indicated in the preceding paragraphs. These conditions may result in an impairment charge in future periods.
Government:
The estimated fair value of the Government segment is substantially in excess of its carrying value. Consistent with prior year methodology, in deriving our fair value estimates, we have used key assumptions built on the current core business. These assumptions, specifically those included within the discounted cash flow estimate, are comprised of the revenue growth rate, gross margin, operating expenses, working capital requirements, and depreciation and amortization expense.
We reconciled the aggregate estimated fair value of the reporting units to our market capitalization noting no impairment as of December 31, 2020 or December 31, 2019 was recorded.
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
Recent Accounting Pronouncements Not Yet Adopted
See “Note 1 – Summary of Significant Accounting Policies” of the notes to consolidated financial statements (Part II, Item 8 of this Report) for details.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.

Item 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Exchange Risk
The Company's primary exposures relate to certain non-dollar denominated sales and operating expenses in Europe and Asia. These primary currencies are the Great British Pound, the Euro, the Australian dollar, the Singapore dollar and the Chinese Renminbi. Accordingly, changes in exchange rates may negatively affect our revenue and net income (loss) as expressed in U.S. dollars. We also have foreign currency risk related to foreign currency transactions and monetary assets and liabilities, including intercompany balances denominated in currencies that are not the functional currency. We have experienced and will continue to experience fluctuations in our net income (loss) as a result of gains (losses) on these foreign currency transactions and the remeasurement of monetary assets and liabilities. As of December 31, 2020, the impact of foreign currency exchange rate changes on our revenues and net income (loss) have not been material. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy.

Interest Rate Risk

On April 15, 2019, we sold $80.0 million in aggregate principal amount of the 2024 Notes and on February 10, 2020, we sold $120 million in aggregate principal amount of the 2026 Notes. We received approximately $115.8 million of net proceeds from the sale of the 2026 Notes, and used a portion of the proceeds to repurchase $66.3 million aggregate principal amount of the 2024 Notes. As of March 10, 2021, we had $133.8 million aggregate principal amount of Notes outstanding. A hypothetical 10.0% increase or decrease in interest rates paid on outstanding borrowings under the Notes would not have a material impact on our financial position, results of operations or cash flows.

Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of PAR Technology Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of PAR Technology Corporation and subsidiaries (the "Company") as of December 31, 2020, the related consolidated statement of operations, comprehensive loss, changes in shareholders' equity, and cash flows, for the year ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and the results of its operations and its cash flows for the year ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America .

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2021, expressed an adverse opinion on the Company's internal control over financial reporting because of material weaknesses.

Change in Accounting Principle

As discussed in Note 5 to the financial statements, effective on January 1, 2019, the Company changed its method of accounting for leases due to the adoption of Accounting Standards Codification Topic 842, Leases.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Debt— Convertible Senior Notes due 2026— Refer to Note 9 to the financial statements

Critical Audit Matter Description

In February 2020, the Company issued $120.0M aggregate principle amount of 2.875% convertible senior notes due 2026 (the “2026 Notes”). In accounting for the issuance of the 2026 Notes, management allocated the total proceeds into liability and equity components. The carrying amount of the liability component was calculated by estimating the fair value of similar notes that do not have associated convertible features. The carrying amount of the equity component, representing the conversion option, was determined by deducting the fair value of the liability component from the fair value amount of the 2026 Notes. The valuation model used in determining the fair value of the liability component for the 2026 Notes includes inputs, such as the implied debt yield within the nonconvertible borrowing rate.

Given the inherent complexity and significant judgments made by management in determining the implied debt yield within the nonconvertible borrowing rate, the related audit effort required a higher degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the nonconvertible borrowing rate included the following, among others:

•Testing the source information underlying the determination of the nonconvertible borrowing rate.

•With the assistance of our fair value specialists, we developed independent estimates of the implied debt yield input to the nonconvertible borrowing rate and compared our estimates to the Company’s estimates.

Revenue recognition— Long-term fixed price contracts— Refer to Note 4 to the financial statements

Critical Audit Matter Description

The Company’s long-term fixed price contracts and programs involve the use of various techniques to estimate total contract revenue and costs. The Company estimates the profit on a contract as the difference between the total estimated revenue and expected costs to complete the contract and recognizes that profit over the life of the contract as control is transferred to the customer. Contract estimates are based on various assumptions to project the outcome of future events, which include: labor productivity and availability; the complexity of the work to be performed; and the performance of subcontractors. Revenue and profit in future periods of contract performance are recognized using these assumptions and adjusting the estimate of costs to complete a contract.

Given the judgment necessary to make reasonably dependable estimates regarding the revenue and costs associated with long-term fixed price contracts, auditing these estimates required increased audit effort due to the high degree of auditor judgment when performing audit procedures and evaluating the results of those procedures.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the revenue and cost estimates for these long-term fixed price contracts included the following, among others:

•We selected a sample of long-term fixed-price contracts for testing and performed the following procedures:

◦Evaluated whether the recognition of revenue over time on such contracts was appropriate based on the terms and conditions of each contract, including whether continuous transfer of control to the customer occurred as progress was made toward fulfilling the performance obligation.

◦Tested management’s determination of the transaction price based on the consideration expected to be received in accordance with the rights and obligations established under the contracts and any contractual modifications.

◦Evaluated the estimates of total cost and revenue for the performance obligation by:

▪Comparing costs incurred to date to the costs that management estimated to be incurred to date.

▪Evaluating management’s ability to achieve the estimates of total cost and revenue by performing corroborating inquiries with the Company’s project and business management, and testing management’s process used to develop the estimates based on their labor plans, design specifications, and subcontractor performance.

▪Comparing management’s estimates for the selected contracts to costs and revenues of similar performance obligations, as well as lookback procedures against prior estimates, when applicable.

•Tested the mathematical accuracy of management’s calculation of revenue recognized during the period for the performance obligations.

/s/ Deloitte & Touche LLP

Rochester, New York
March 16, 2021

We have served as the Company’s auditor since 2020.

Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
PAR Technology Corporation
New Hartford, New York
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of PAR Technology Corporation (the “Company”) and subsidiaries as of December 31, 2019, the related consolidated statements of operations, comprehensive loss, changes in shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2019, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
Change in Accounting Principle
As discussed in Note 5 to the consolidated financial statements, effective on January 1, 2019, the Company changed its method of accounting for leases due to the adoption of Accounting Standards Codification Topic 842, Leases.
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
/s/ BDO USA, LLP

We served as the Company's auditor from 2012 to 2020.
New York, New York
March 16, 2020

PAR TECHNOLOGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
Assets	2020	2019
Current assets:
Cash and cash equivalents	$180,686	$28,036
Accounts receivable – net	42,980	41,774
Inventories – net	21,638	19,326
Other current assets	3,625	4,427
Total current assets	248,929	93,563
Property, plant and equipment – net	13,856	14,351
Goodwill	41,214	41,386
Intangible assets – net	33,121	32,948
Lease right-of-use assets	2,569	3,017
Other assets	4,060	4,347
Total assets	$343,749	$189,612
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$666	$630
Accounts payable	12,791	16,385
Accrued salaries and benefits	13,190	7,769
Accrued expenses	2,606	3,176
Lease liabilities – current portion	1,200	2,060
Customer deposits and deferred service revenue	9,506	12,084
Total current liabilities	39,959	42,104
Lease liabilities – net of current portion	1,462	1,021
Long-term debt	105,844	62,414
Deferred service revenue – noncurrent	3,082	3,916
Other long-term liabilities	4,997	7,310
Total liabilities	155,344	116,765
Shareholders’ equity:
Preferred stock, $.02 par value, 1,000,000 shares authorized, none outstanding	—	—
Common stock, $.02 par value, 58,000,000 and 29,000,000 shares authorized; 22,982,955 and 18,360,205 shares issued, 21,917,357 and 16,629,177 outstanding at December 31, 2020 and December 31, 2019, respectively	459	367
Additional paid in capital	243,575	94,372
Accumulated deficit	(46,706)	(10,144)
Accumulated other comprehensive loss	(3,936)	(5,368)
Treasury stock, at cost, 1,065,598 and 1,731,028 shares at December 31, 2020 and December 31, 2019, respectively	(4,987)	(6,380)
Total shareholders’ equity	188,405	72,847
Total Liabilities and Shareholders’ Equity	$343,749	$189,612
See accompanying notes to consolidated financial statements

PAR TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2020	2019	2018
Net revenues:
Product	$73,228	$66,329	$78,787
Service	69,284	56,978	55,282
Contract	71,274	63,925	67,177
	213,786	187,232	201,246
Costs of sales:
Product	58,887	51,189	60,694
Service	49,933	40,389	43,051
Contract	65,641	58,243	59,982
	174,461	149,821	163,727
Gross margin	39,325	37,411	37,519
Operating expenses:
Selling, general and administrative	46,196	38,068	35,810
Research and development	19,252	13,372	12,412
Amortization of identifiable intangible assets	1,163	156	22
Adjustment to contingent consideration liability	(3,340)	—	(450)
	63,271	51,596	47,794

Operating loss	(23,946)	(14,185)	(10,275)
Other income (expense) – net	808	(449)	683
Loss on extinguishment of debt	(8,123)	—	—
Interest expense – net	(8,287)	(4,571)	(387)
Loss before benefit from (provision for) income taxes	(39,548)	(19,205)	(9,979)
Benefit from (provision for) income taxes	2,986	3,634	(14,143)
Net loss	$(36,562)	$(15,571)	$(24,122)
Net loss per share (basic and diluted)	$(1.92)	$(0.96)	$(1.50)
Weighted average shares outstanding (basic and diluted)	19,014	16,223	16,041
See accompanying notes to consolidated financial statements

PAR TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year Ended December 31,
	2020	2019	2018
Net loss	$(36,562)	$(15,571)	$(24,122)
Other comprehensive loss, net of applicable tax:
Foreign currency translation adjustments	1,432	(1,115)	(823)
Comprehensive loss	$(35,130)	$(16,686)	$(24,945)
See accompanying notes to consolidated financial statements

PAR TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(in thousands)

(in thousands)	Common Stock		Capital in excess of Par Value	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Shareholders’ Equity
	Shares	Amount				Shares	Amount
Balances at December 31, 2017	17,677	$354	$48,349	$29,549	$(3,430)	(1,708)	$(5,836)	$68,986
Issuance of common stock upon the exercise of stock options	168	3	863	—	—	—	—	866
Net issuance of restricted stock awards	34	—	—	—	—	—	—	—
Stock-based compensation	—	—	1,039	—	—	—	—	1,039
Foreign currency translation adjustments	—	—	—	—	(823)	—	—	(823)
Net loss	—	—	—	(24,122)	—	—	—	(24,122)
Balances at December 31, 2018	17,879	$357	$50,251	$5,427	$(4,253)	(1,708)	$(5,836)	$45,946
Issuance of common stock upon the exercise of stock options	256	5	1,428	—	—	—	—	1,433
Net issuance of restricted stock awards	225	5	(5)	—	—	—	—	—
Treasury stock acquired from employees upon exercise of stock options	—	—	—	—	—	(23)	(544)	(544)
Stock-based compensation	—	—	2,706	—	—	—	—	2,706
Acquisition consideration	—	—	27,527	—	—	—	—	27,527
Equity component of issued 2024 convertible notes (net of deferred taxes of $4.1 million)	—	—	12,465	—	—	—	—	12,465
Foreign currency translation adjustments	—	—	—	—	(1,115)	—	—	(1,115)
Net loss	—	—	—	(15,571)		—	—	(15,571)
Balances at December 31, 2019	18,360	$367	$94,372	$(10,144)	$(5,368)	(1,731)	$(6,380)	$72,847
Issuance of common stock upon the exercise of stock options	47	1	674	—	—	—	—	675
Net issuance of restricted stock awards	29	1	834	—	—	—	—	835
Net issuance of restricted stock units	23	—	—	—	—	—	—	—
Issuance of restricted stock for acquisition	908	18	—	—	—	—	—	18
Stock-based compensation	—	—	4,251	—	—	—	—	4,251
Treasury stock acquired from employees upon vesting or forfeiture of restricted stock	—	—	(143)	—	—	(57)	(1,043)	(1,186)
Equity component of redeemed 2024 convertible notes (net of deferred taxes of $3.0 million)	—	—	(6,808)	—	—	722	2,436	(4,372)
Equity component of issued 2026 convertible notes (net of deferred taxes of $6.2 million and issuance costs of $0.9 million)	—	—	19,060	—	—	—	—	19,060
Proceeds from public share offering, net of issuance costs of $6.0 million)	3,616	72	131,335	—	—	—	—	131,407
Foreign currency translation adjustments	—	—	—	—	1,432	—	—	1,432
Net loss	—	—	—	(36,562)	—	—	—	(36,562)
Balances at December 31, 2020	22,983	$459	$243,575	$(46,706)	$(3,936)	(1,066)	(4,987)	$188,405
See accompanying notes to consolidated financial statements

PAR TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net loss	$(36,562)	$(15,571)	$(24,122)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization, and accretion	14,452	7,255	4,730
Impairment loss	—	—	1,585
Current expected credit losses	540	830	805
Provision for obsolete inventory	2,256	597	845
Stock-based compensation	4,251	2,706	1,039
Loss on debt extinguishment	8,123	—	—
Adjustment to contingent consideration liability	(3,340)	—	(450)
Deferred income tax	(3,229)	(4,002)	13,809
Changes in operating assets and liabilities:
Accounts receivable	(1,532)	(15,640)	3,053
Inventories	(4,476)	1,864	(1,836)
Other current assets	809	(1,004)	958
Other assets	326	436	(197)
Accounts payable	(4,176)	3,741	(1,688)
Accrued salaries and benefits	5,327	1,829	(335)
Accrued expenses	(594)	2,412	(2,939)
Customer deposits and deferred service revenue	(3,445)	1,243	1,349
Other long-term liabilities	1,027	(2,825)	(455)
Net cash used in operating activities	(20,243)	(16,129)	(3,849)
Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(19,835)	—
Settlement of working capital for acquisition	191	—	—
Capital expenditures	(1,299)	(2,462)	(3,948)
Capitalization of software costs	(7,932)	(4,068)	(3,892)
Proceeds from sale of product line	—	2,482	1,126
Net cash used in provided by investing activities	(9,040)	(23,883)	(6,714)
Cash flows from financing activities:
Payments of long-term debt	(629)	—	(380)
Payment of contingent consideration	—	(2,550)	—
Payments of bank borrowing	—	(17,459)	(50,470)
Proceeds from bank borrowing	—	9,640	57,339
Proceeds from stock issuance, net of issuance costs	131,407	—	—
Payments for the extinguishment of notes payable	(66,250)	—	—
Proceeds from notes payable, net of issuance costs	115,786	75,039	—
Treasury stock acquired from employees upon vesting or forfeiture of restricted stock	(297)	(544)	—
Proceeds from exercise of stock options	675	1,433	860
Net cash provided by financing activities	180,692	65,559	7,349
Effect of exchange rate changes on cash and cash equivalents	1,241	(996)	99
Net increase (decrease) in cash and cash equivalents	152,650	24,551	(3,115)
Cash and cash equivalents at beginning of period	28,036	3,485	6,600
Cash and cash equivalents at end of period	$180,686	$28,036	$3,485
See accompanying notes to consolidated financial statements

PAR TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)

	Year Ended December 31,
	2020	2019	2018
Supplemental non-cash investing and financing flow information:
Cash paid for interest	$4,018	$1,293	$308
Income taxes, net of refunds	205	(321)	285
Capital expenditures recorded in accounts payable	316	—	—
Capitalized software recorded in accounts payable	228	—	—
Bonus accrual to be paid in common shares	620	833	—
Notes payable for AccSys	—	2,000	—
Common stock to be issued for AccSys	—	27,527	—
Contingent consideration for AccSys	—	3,340	—
See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Summary of Significant Accounting Policies
Nature of business

PAR Technology Corporation (the “Company” or “PAR,” “we,” or “us”), through its consolidated subsidiaries, operates in two segments - the Restaurant/Retail segment and the Government segment. The Restaurant/Retail segment provides point-of-sale (POS) software, hardware, back-office software, and integrated technical solutions to the restaurant and retail industries. The Government segment provides intelligence, surveillance, and reconnaissance solutions and mission systems support to the United States Department of Defense and other Federal agencies. The accompanying consolidated financial statements include the Company's accounts and those of its wholly owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

Beginning in early March 2020, the global spread of the novel coronavirus (“COVID-19”) created significant uncertainty and worldwide economic disruption. Specific impacts to the Company’s business include delayed or reduced customer orders and sales, restrictions on its employees ability to travel or work, delays in shipments to and from certain countries, and disruptions in its supply chain. The extent to which COVID-19 impacts the Company’s operations will depend on future developments, which are highly uncertain, including, among others, the duration of the outbreak, new information that may emerge concerning the severity of COVID-19 and the actions, especially those taken by governmental authorities, to contain the pandemic or treat its impact. As pandemic-related events continue to evolve, additional impacts may arise that the Company is not aware of currently. Any prolonged material disruption of the Company’s associates, suppliers, manufacturing, or customers could materially impact its consolidated financial position, results of operations or cash flows.

Basis of presentation and use of estimates

The Company prepares its consolidated financial statements and related notes in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of the financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include revenue recognition, stock-based compensation, the recognition and measurement of assets acquired and liabilities assumed in business combinations at fair value, the carrying amount of property, plant and equipment including right-to-use assets and liabilities, identifiable intangible assets and goodwill, the measurement of liabilities and equity recognized for outstanding convertible notes, credit losses for receivables, valuation of excess and obsolete inventories, and measurement of contingent consideration at fair value. Actual results could differ from those estimates. The Company's estimates are subject to uncertainties associated with the ongoing COVID-19 pandemic; the extent to which the COVID-19 pandemic will continue to impact these estimates is uncertain and cannot be predicted, and there can be no assurance that the COVID-19 pandemic will not have a material and adverse effect on these estimates.

The Company has recast certain costs, expenses and gains in the consolidated statements of operations for the years 2019 and 2018 to correct certain immaterial classification errors and conform those periods to current period presentation. These reclassifications did not change our reported net loss or comprehensive loss for the years 2019 and 2018. For the years 2019 and 2018, costs and expenses amounting to $1.0 million and $0.9 million, respectively, have been reclassified from amortization of identifiable intangible assets to cost of service for acquired developed technology intangibles; and, $1.1 million and $0.8 million, respectively, have been reclassified from other (expense) income to selling, general and administrative expense for facility costs. Additionally, for the year 2019, expenses amounting to $0.1 million have been reclassified from amortization of identifiable intangible assets to cost of product.

The Company has also adjusted certain amounts within the prior year footnotes to the consolidated financial statements. Presentation of the Company's property, plant and equipment footnote disclosure at December 31, 2019 was recast to reduce $2.0 million of gross assets and a related $2.0 million of accumulated depreciation; the Company's footnote disclosure of inventory reserves as of December 31, 2019 increased by $0.6 million; and footnote disclosure of the amount and weighted average fair value of the Company’s outstanding non-vested restricted stock awards at December 31, 2019 was recast to 149,000 shares and $24.62, respectively.

For the year 2018, income amounting to $0.5 million was also reclassified from other (expense) income to adjustment to contingent consideration to conform with current year presentation.This reclass did not change our reported net loss or comprehensive loss for the year 2018.

Business combinations

The Company accounts for business combinations pursuant to the Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”) 805, Business Combinations, which requires that assets acquired and liabilities assumed be recorded at their respective fair values on the date of acquisition. The fair value of the consideration paid is assigned to the underlying net assets of the acquired business based on their respective fair values. Any excess of the purchase price over the estimated fair values of the net assets acquired is allocated to goodwill. The purchase price allocation process requires the Company to make significant assumptions and estimates in determining the purchase price and the assets acquired and liabilities assumed at the acquisition date. The Company’s assumptions and estimates are subject to refinement and, as a result, during the measurement period, which may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon conclusion of the measurement period, any subsequent adjustments are recorded to the Company’s consolidated statements of operations. The Company’s consolidated financial statements and results of operations reflect an acquired business after the completion of the acquisition.

Contingent consideration

The Company determines the acquisition date fair value of contingent consideration using a discounted cash flow method, with significant inputs that are not observable in the market and thus represents a Level 3 fair value measurement as defined in ASC 820, Fair Value Measurement. As it relates to the contingent consideration associated with the acquisition of Brink Software, Inc. in September 2014 (the “Brink Acquisition”) and the acquisition of AccSys, LLC in December 2019 (the “Restaurant Magic Acquisition”), the Company uses discounted cash flow and Monte-Carlo simulation valuation techniques to determine the current fair value. The simulation uses probability distribution for each significant input to produce hundreds or thousands of possible outcomes and the results are analyzed to determine probabilities of different outcomes occurring. Significant increases or decreases to these inputs in isolation would result in a significantly higher or lower liability with a higher liability capped by the contractual maximum of the contingent post-closing revenue focused milestones (“Earn-Out”) obligation. Ultimately, the liability will be equivalent to the amount paid, and the difference between the fair value estimate and amount paid will be recorded in earnings. The amount paid that is less than or equal to the liability on the acquisition date is reflected as cash used in financing activities in the Company's consolidated statements of cash flows. Any amount paid in excess of the liability on the acquisition date is reflected as cash used in operating activities. The Restaurant Magic Acquisition resulted in a liability for the contingent consideration being recorded in the amount of $3.3 million during 2019. The liability for the contingent consideration was established at the time of the acquisition and is evaluated quarterly based on additional information as it becomes available; any change in the fair value adjustment is recorded in the earnings of that period. During 2020, the Company recorded a $3.3 million in adjustments to decrease the fair value of the contingent consideration related to the Restaurant Magic Acquisition to zero as of December 31, 2020. During 2018, the Company recorded a $0.5 million adjustment to decrease the fair value of the contingent consideration related to the Brink Acquisition which was paid in full during the year ended December 31, 2019.
Revenue recognition policy

See “Note 4 – Revenue Recognition” – for revenue recognition policy and disclosures.

Warranty provisions

Warranty provisions for product warranties are recorded in the period in which the Company becomes obligated to honor the warranty, which generally is the period in which the related product revenue is recognized. The Company accrues warranty reserves based upon historical factors such as labor rates, average repair time, travel time, number of service calls per machine and cost of replacement parts. When a sale is consummated, a warranty reserve is recorded based upon the estimated cost to provide the service over the warranty period which can range from 12 to 36 months and cost of replacement parts.

Activity related to warranty claims are as follows:

	December 31, 2020	December 31, 2019

Beginning balance	$1,490	$239
Provision for warranties	(300)	(39)
Warranty claims	(196)	(122)
Warranties acquired in business acquisition	—	1,412
Ending balance	$994	$1,490

Cash and cash equivalents

The Company considers all highly liquid investments, purchased with a remaining maturity of three months or less, to be cash equivalents including money market funds.

The Company maintained bank balances that, at times, exceeded the federally insured limit during the years ended December 31, 2020 and 2019. The Company has not experienced losses relating to these deposits and management does not believe that the Company is exposed to any significant credit risk with respect to these amounts.

Cash and cash equivalents consist of the following (in thousands):

	December 31, 2020	December 31, 2019
Cash and cash equivalents
Cash	$59,700	$5,617
Money market funds	120,986	22,419
Total cash and cash equivalents	$180,686	$28,036

Accounts receivable – allowance for credit losses

Allowances for credit losses are based on estimates of probable losses related to accounts receivable balances. The establishment of allowances requires the use of judgment and assumptions regarding probable losses on receivable balances. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based on its historical experience and any specific customer collection issues that the Company has identified. Thus, if the financial condition of the Company's customers were to deteriorate, its actual losses may exceed its estimates, and additional allowances would be required.

Inventories

The Company’s inventories are valued at the lower of cost and net realizable value, with cost determined using the weighted average cost method. The Company uses certain estimates and judgments and considers several factors including product demand, changes in customer requirements and changes in technology to provide for excess and obsolescence reserves to properly value inventory.

Property, plant and equipment

Property, plant and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets, which range from three to twenty-five years. Expenditures for maintenance and repairs are expensed as incurred.

Other assets

Other assets primarily consist of cash surrender value of life insurance related to the Company’s Deferred Compensation Plan eligible to certain employees. The funded balance is reviewed on an annual basis. The balance of the life insurance policy was $3.7 million at December 31, 2020 and December 31, 2019.

Income taxes

The Company and its subsidiaries file a consolidated U.S. federal income tax return. State tax returns are filed on a combined or separate basis depending on the applicable laws in the jurisdictions where the tax returns are filed. The Company also files foreign tax returns on a separate company basis in the countries in which it operates. The provision for income taxes is based upon pretax loss with deferred income taxes provided for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities. The Company records a valuation allowance when necessary to reduce deferred tax assets to their net realizable amounts. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Other long-term liabilities

Other long-term liabilities represent amounts owed to employees that participate in the Company’s Deferred Compensation Plan, contingent liabilities related to the fair value of the Restaurant Magic Earn-Out in 2019, and the long-term portion of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) deferred payroll taxes. Amounts owed to employees participating in the Deferred Compensation Plan at December 31, 2020 were $2.8 million as compared to $3.2 million at December 31, 2019. The fair value of the contingent liability of the Restaurant Magic Earn-Out at December 31, 2020 was zero as compared to $3.3 million at December 31, 2019.

In response to the COVID-19 pandemic, many governments enacted or are contemplating measures to provide aid and economic stimulus. These measures may include deferring the due dates of tax payments or other changes to their income and non-income-based tax laws. The CARES Act enacted on March 27, 2020 in the U.S., includes measures to assist companies, including temporary changes to income and non-income-based tax laws. The CARES Act provides for deferred payment of the employer portion of social security taxes through the end of 2020, with 50% of the deferred amount due December 31, 2021 and the remaining 50% due December 31, 2022. As allowed under the CARES Act, the Company deferred payment of the employer portion of Social Security taxes through the end of 2020. As of December 31, 2020, the Company had deferred a total of $2.8 million of payroll taxes during 2020, to be paid equally in the fourth quarters of 2021 and 2022. The current portion of the deferred payroll taxes were $1.4 million at December 31, 2020 and were included within accrued salaries and benefits and $1.4 million in other long-term liabilities on the consolidated balance sheet

Foreign currency

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

Other income (expense) – net

The Company's foreign currency transaction gains and losses and rental income and losses are recorded in other income, net in the accompanying statements of operations. Additionally, in the year ended December 31, 2018, the Company recognized a gain on the sale of real estate.

Identifiable intangible assets

The Company's identifiable intangible assets represent intangible assets acquired in the Brink Acquisition, the Drive-Thru Acquisition, the Restaurant Magic Acquisition and software development costs.

The Company capitalizes certain costs related to the development of its platform and other software applications for internal use in accordance with ASC 350-40, Intangibles - Goodwill and Other - Internal - Use Software. The Company begins to capitalize its costs to develop software when preliminary development efforts are successfully completed, management has authorized and committed project funding, and it is probable that the project will be completed and the software will be used as intended. The Company stops capitalizing these costs when the software is substantially complete and ready for its intended use, including the completion of all significant testing. These costs are amortized on a straight-line basis over the estimated useful life of the related asset, generally estimated to be three to five years. The Company also capitalizes costs related to specific upgrades and enhancements when it is probable the expenditure will result in additional functionality and expense costs incurred for maintenance and minor upgrades and enhancements. Costs incurred prior to meeting these criteria together with costs incurred for training and maintenance are expensed as incurred and recorded within research and development expenses in the Company's consolidated statements of operations.

The Company exercises judgment in determining the point at which various projects may be capitalized, in assessing the ongoing value of the capitalized costs and in determining the estimated useful lives over which the costs are amortized. To the extent that the Company can change the manner in which new features and functionalities are developed and tested related to its platform, assessing the ongoing value of capitalized assets or determining the estimated useful lives over which the costs are amortized, the amount of internal-use software development costs the Company capitalizes and amortizes could change in future periods.

Included in identifiable intangible assets are approximately $6.5 million and $2.5 million of costs related to software products that have not satisfied the general release threshold as of December 31, 2020 and December 31, 2019, respectively. These software products are expected to satisfy the general release threshold within the next 12 months. Software costs capitalized during the years ended 2020 and 2019 were $3.8 million and $4.1 million, respectively. Annual amortization, charged to cost of sales is computed using the straight-line method over the remaining estimated economic life of the product, generally three to five years. Amortization of capitalized software development costs was $6.7 million and $4.3 million, in 2020 and 2019.

The components of identifiable intangible assets are:

	December 31,
(in thousands)	2020	2019	Estimated Useful Life
Acquired and internally developed software costs	$40,170	$36,137	3 - 7 years
Customer relationships	4,860	4,860	7 years
Trade names	1,410	1,410	2 - 5 years
Non-compete agreements	30	30	1 year
	46,470	42,437
Less accumulated amortization	(20,265)	(12,389)
	$26,205	$30,048
Internally developed software costs not meeting general release threshold	6,516	2,500
Trade names (non-amortizable)	400	400	Indefinite
	$33,121	$32,948

The expected future amortization of intangible assets, assuming straight-line amortization of capitalized software development costs and acquisition related intangibles, excluding software costs not meeting the general release threshold, is as follows (in thousands):

2021	$7,215
2022	5,762
2023	3,760
2024	3,360
2025	3,186
Thereafter	2,922
Total	$26,205

The Company tested its indefinite lived intangible assets for impairment during the fourth quarter of its fiscal year. To value indefinite lived intangible assets, the Company utilizes the relief from royalty method to estimate the fair values of trade names. There was no impairment to indefinite lived intangible assets in 2020 or 2019. The Company recorded an impairment charge of $0.7 million on capitalized software related to its food safety software solution which had been included in costs of service for the year ended December 31, 2019.

In 2020, $6.2 million and $1.2 million of amortization of identifiable intangible assets was recorded in cost of service and amortization of intangible assets, respectively, compared to $4.3 million in cost of service and $0.1 million in amortization expense for 2019.

Stock-based compensation

The Company measures and records compensation expense for all stock-based compensation to employees, including awards of employee stock options, restricted stock awards, restricted stock units and performance awards, in the financial statements as compensation cost over the applicable vesting periods using a straight-line expense recognition method, based on their fair value on the date of grant. The fair value of stock-based awards is determined by using the Black-Scholes option valuation model for option awards and closing price on the date of grant for restricted stock awards and restricted stock units. The Black-Scholes valuation model incorporates assumptions as to the fair value of stock price, volatility, the expected life of options or awards, a risk-free interest rate and dividend yield. In valuing the stock options, significant judgment is required in determining the expected volatility of the Company's common stock and the expected life that individuals will hold their stock options prior to exercising. Expected volatility is based on the historical and implied volatility of the Company's common stock. The expected life of stock-based compensation is derived from the historical actual term of option grants and an estimate of future exercises during the remaining contractual period of the option. While volatility and estimated life are assumptions that do not bear the risk of change subsequent to the grant date of stock options, these assumptions may be difficult to measure, as they represent future expectations based on historical experience. Further, expected volatility and the expected life of options and awards may change in the future, which could substantially change the grant-date fair value of future awards and, ultimately, the expense the Company records. The Company elects to account for forfeitures based on recognition in the reporting period incurred. Compensation expense for awards with performance conditions is reassessed each reporting period and recognized based upon the probability that the performance targets will be achieved.

We expense stock-based compensation for stock options, restricted stock awards, restricted stock units and performance awards over the requisite service period. For awards with only a service condition, we expense stock-based compensation using the straight-line method over the requisite service period for the entire award. For awards with both performance and service conditions, we expense the stock-based compensation on a straight-line basis over the requisite service period for each separately vesting portion of the award, taking into account the probability that we will satisfy the performance condition.

Net loss per share

Net loss per share is calculated in accordance with ASC Topic 260: Earnings per Share, which specifies the computation, presentation and disclosure requirements for earnings per share (“EPS”). It requires the presentation of basic and diluted EPS. Basic EPS excludes all dilution and is based upon the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the potential dilution that would occur if convertible securities or other contracts to issue common stock were exercised. At December 31, 2020, there were 956,627 anti-dilutive stock options outstanding compared to 383,000 as of December 31, 2019 and 750,000 as of December 31, 2018. At December 31, 2020 there were 426,632 anti-dilutive restricted stock units compared to 67,000 and zero as of December 31, 2019 and December 31, 2018, respectively. Due to their anti-dilutive nature, the potential effects of the 4.500% Convertible Senior Notes due 2024 (“2024 Notes”) and the 2.875% Convertible Senior Notes due 2026 (the “2026 Notes” and together with the 2024 Notes, (the “Notes”)) conversion features (See “Note 9 - Debt”) were excluded from the diluted net loss per share calculation as of December 31, 2020 and December 31, 2019. Potential shares from 2024 Notes and 2026 Notes conversion features at respective maximum conversion rates of 46.4037 per share and 30.8356 per share are approximately 638,051 and 3,700,272, respectively.

The following is a reconciliation of the weighted average shares outstanding for the basic and diluted loss per share computations (in thousands, except share and per share data):

	December 31,
	2020	2019	2018
Net Loss	$(36,562)	$(15,571)	$(24,122)

Basic:
Weighted average common shares	19,014	16,223	16,041
Loss from per common share, basic	$(1.92)	$(0.96)	$(1.50)

Diluted:
Weighted average common shares	19,014	16,223	16,041
Loss per common share, diluted	$(1.92)	$(0.96)	$(1.50)

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired in a business combination. Goodwill is not amortized, but is tested for impairment at least annually or more frequently if events or changes in circumstances indicate that the asset may be impaired. The Company’s impairment tests are based on two reportable operating segments and the reporting units used in the test for goodwill impairment. If the carrying value of either reporting unit exceeds its fair value, an impairment charge is recognized for the excess of the carrying value of the reporting unit over its fair value.

The Company conducted its annual goodwill impairment test during the fourth quarter of 2020 and determined that the fair value for each of the reporting units significantly exceeded its respective carrying value. As such, goodwill was not impaired. No impairment charge was recorded in any of the periods presented in the accompanying consolidated financial statements.

The following table presents the goodwill activities for the periods presented (in thousands):

December 31, 2018	$11,051
Acquisition of businesses	30,335
December 31, 2019	41,386
Working capital adjustment	(172)
December 31, 2020	$41,214

Impairment of long-lived assets

The Company evaluates the accounting and reporting for the impairment of long-lived assets in accordance with the reporting requirements of ASC 360-10, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company will recognize impairment of long-lived assets or asset groups if the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to such assets. If the carrying value of a long-lived asset or asset group is considered impaired, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset or asset group for assets to be held and used, or the amount by which the carrying value exceeds the fair market value less cost to sell for assets to be sold. No impairment was recorded in 2020, 2019, or 2018.

Recently Issued Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date, based on historical experience, current conditions, and reasonable and supportable forecasts. In addition, ASU 2016-13 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The Company adopted ASU 2016-13 effective January 1, 2020, and the application of the standard had no material impact on the Company's financial results for the year ended December 31, 2020.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment. ASU 2017-04 eliminates Step 2 from the goodwill impairment test which required entities to compute the implied fair value of goodwill. Under ASU 2017-04, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The Company adopted ASU 2017-04 effective January 1, 2020, and the application of the standard had no material impact on the Company's financial results for the year ended December 31, 2020.

In August 2018, the FASB issued ASU 2018-13, Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 modifies the fair value measurements disclosures with the primary focus to improve effectiveness of disclosures in the notes to the financial statements that is most important to the users. The new guidance modifies the required disclosures related to the valuation techniques and inputs used, uncertainty in measurement, and changes in measurements applied. The Company adopted ASU 2018-13 effective January 1, 2020, and the application of the standard had no material impact on the Company's financial results for the year ended December 31, 2020.

In August 2018, the FASB issued ASU 2018-15, Intangibles – Goodwill and Other (Topic 350) - Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. ASU 2018-15 provides guidance on the measurement of costs for internal-use software during the design, development, and implementation stages for customers in a cloud hosting arrangement. ASU 2018-15 also requires the capitalized costs associated with the design, development and implementation of cloud hosted arrangements to be amortized over the term of the hosting arrangement. ASU 2018-15 became effective January 1, 2020, and the application of the standard had no material impact on the Company's financial results for the year ended December 31, 2020.

Accounting Pronouncements Not Yet Adopted

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. This ASU removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company is currently assessing the impact of this standard on the Company's consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40), which is intended to reduce the number of accounting models for convertible debt instruments and convertible preferred stock, and amend guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. ASU 2020-06 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021, with early adoption permitted. The Company is currently assessing the impact of this standard on the Company's consolidated financial statements.
Note 2 — Acquisitions
Drive-Thru Acquisition

Effective September 30, 2019, the Company, through its wholly-owned subsidiary ParTech, Inc. (“ParTech”), acquired assets of 3M Company's Drive-Thru Communications Systems business, including the XT-1 and G5 headset systems, contracts and intellectual property associated with the business, for a purchase price of $8.4 million (total fair value of assets were $8.4 million including approximately $1.2 million of developed technology, $3.6 million of customer relationships, and $2.4 million of goodwill, net of warranty liability of $1.4 million, resulting in cash paid of $7.0 million).

Restaurant Magic Acquisition

Effective December 18, 2019, the Company, through ParTech, acquired 100% of the limited liability company interests of AccSys LLC (f/k/a AccSys, Inc., and otherwise known as Restaurant Magic) in base consideration of approximately $42.8 million, of which approximately $12.8 million was paid in cash, which reflects a $0.2 million favorable working capital adjustment recognized in the second quarter of 2020, $27.5 million was paid in restricted shares of Company common stock and $2.0 million was paid by delivery of a subordinated promissory note. The sellers of Restaurant Magic have the opportunity through 2022 to earn additional purchase price consideration subject to the achievement of certain post-closing revenue focused milestones. The Earn-Out, if any, will be payable 50% in cash or subordinated promissory notes, or a combination of both, at the Company's election, and 50% in restricted shares of Company common stock; the equity component of the Earn-Out is classified as a liability on the Company's balance sheet as the quantity of restricted shares is variable subject to the final value of the Earn-out. The Earn-Out has no maximum payment. As of December 31, 2019, the value of the Earn-Out based on the Monte Carlo simulation was $3.3 million. During the year ended December 31, 2020, $3.3 million of fair-value adjustments were recorded to earnings to reflect a reduction in the fair value of the Earn-Out to zero; see “Note 16 - Fair Value of Financial Instruments” for additional information. The adjustment was recorded as a component of Operating expense for the year ended December 31, 2020.

The Company issued $2.0 million of restricted stock units (“RSUs”) in connection with its assumption of awards granted by Restaurant Magic to its employees and contractors prior to the closing of the acquisition. The cost of these RSUs are amortized over their vesting period and have been reflected in selling, general and administrative, (“SG&A”) expenses as part of stock-based compensation in the consolidated statements of operations.

The fair values assigned to the assets acquired and liabilities assumed in the Drive-Thru Acquisition and the Restaurant Magic Acquisition and presented in the table below were based on management's best estimates and assumptions at the conclusion of the measurement period for each respective transaction:

(in thousands)	Purchase Price Allocation
	Drive-Thru	Restaurant Magic	Total
Developed technology	$1,200	$16,400	$17,600
Customer relationships	3,600	1,100	4,700
Trade name	—	900	900
Trademark	510	—	510
Tangible assets	—	1,344	1,344
Goodwill	2,390	27,773	30,163
Property, plant, and equipment - net	712	—	712
Total assets	8,412	47,517	55,929
Accounts payable and accrued expenses	—	629	629
Warranty liability	1,412	—	1,412
Deferred revenue	—	715	715
Earn-Out liability	—	3,340	3,340
Consideration paid	$7,000	$42,833	$49,833

The estimated fair values of the developed technology, customer relationships, and trade names were all based on the income approach, which estimates fair value based upon the present value of cash flows that the assets are expected to generate. Amortization of identifiable finite-lived intangible assets is computed using the straight-line method over the remaining estimated economic life of the asset. The acquired customer relationships, trade names, and developed technology assets are amortized over their estimated useful lives ranging from two to seven years, respectively.

Pro Forma Financial Information

For the year ended December 31, 2020, the Drive-Thru Acquisition and the Restaurant Magic Acquisition resulted in additional revenues of $18.5 million and $8.4 million, respectively. For the year ended December 31, 2019, the Drive-Thru Acquisition and the Restaurant Magic Acquisition resulted in additional revenues of $3.2 million and $0.3 million, respectively. The Company determined it is impractical to report net loss for the Drive-Thru Acquisition for years ended December 31, 2020 and
2019, and the Restaurant Magic Acquisition for the year ended December 31, 2020; presentation of pro forma net loss has correspondingly been removed from the below table of pro forma results of operations and pro forma net income (loss) previously reported for the three, six and nine month periods ended March 31, 2019, June 30, 2019 and September 30, 2019, respectively, were incorrect as such amounts are not determinable. Presented pro forma results of operations are not necessarily indicative of the results that would have occurred had the businesses acquired in 2019 been consummated at the beginning of the period presented, nor are they necessarily indicative of any future consolidated operating results. The following table summarizes the Company's unaudited pro forma operating results:

(in thousands)	Year Ended December 31, 2019
Total revenue	$208,802

This pro forma financial information does not give effect to any anticipated synergies, operating efficiencies or cost savings or any integration costs related to the Restaurant Magic Acquisition.
Note 3 — Divestiture
Sale of SureCheck
During the second quarter of 2019, ParTech entered into an asset purchase agreement to sell substantially all of the assets relating to the SureCheck product line within the Company's Restaurant/Retail segment. The sale did not qualify for treatment as a discontinued operation, and therefore, the SureCheck product line is included in the Company’s operations for all periods presented.
Note 4 - Revenue Recognition
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

The Company adopted ASC 606 effective January 1, 2018 using the modified retrospective method. In evaluating the impact of adoption, the Company reviewed significant open arrangements with customers for each revenue source and adoption did not have a material impact.

Restaurant/Retail

The Company's revenue is derived from SaaS, hardware and software sales, software activation, hardware support, installations, maintenance and professional services. The Company is required under ASC 606 to distinguish and measure performance obligations under customer contracts. Contract consideration is allocated to all performance obligations within the arrangement or contract. Performance obligations that are determined not to be distinct are combined with other performance obligations until the combined unit is determined to be distinct and that combined unit is then recognized as revenue over time or at a point in time depending on when control is transferred.

The Company evaluated the potential performance obligations within its Restaurant/Retail segment and evaluated whether each performance obligation met the ASC 606 criteria to be considered distinct performance obligations. Revenue in the Restaurant/

Retail segment is recognized at a point in time for software, hardware and installations. Revenue on these items are recognized when the customer obtains control of the asset. This generally occurs upon delivery and acceptance by the customer or upon installation or delivery to a third party carrier for onward delivery to customer. Additionally, revenue in the Restaurant/Retail segment relating to SaaS, Advanced Exchange hardware service programs, and on-site support and other services is recognized over time as the customer simultaneously receives and consumes the benefits of the Company’s performance obligations. The Company's support services are stand-ready obligations that are provided over the life of the contract, generally 12 months. The Company offers installation services to its customers for hardware and software for which the Company primarily hires third party contractors to install the equipment on its behalf. The Company pays the third party contractors an installation service fee based on an hourly rate agreed to by the Company and contractor. When third party installers are used, the Company determines whether the nature of its performance obligations is to provide the specified goods or services itself (principal) or to arrange for the third party to provide the goods or services (agent). In the Company's customer arrangements, the Company is primarily responsible for providing a good or service, the Company has inventory risk before the good or service is transferred to the customer, and it has discretion in establishing prices. As a result, the Company concluded its the principal in the arrangement and records installation revenue on a gross basis.

The support services associated with hardware and software sales are a “stand-ready obligation” satisfied over time on the basis that customer consumes and receives a benefit from having access to the Company's support resources, when and as needed, throughout the contract term. For this reason, the support services are recognized ratably over the term since the Company satisfies its obligation to stand ready by performing these services each day.

Contracts typically require payment within 30 to 90 days from the shipping date or installation date, depending on the Company's terms with the customer. The primary method used to estimate a stand-alone selling price, is the price that the Company charges for the particular good or service sold by the Company separately under similar circumstances to similar customers. The Company determines stand-alone selling prices as follows: Hardware, software, and software activation (one-time fee at the initial offering of software or SaaS) performance obligations are recognized at a stand-alone selling price based on the price at which the Company sells the particular good or service separately in similar circumstances and to similar customers. The stand-alone selling price for all other performance obligations, including pass-through hardware (such as terminals, printers, or card readers), hardware support (referred to as Advanced Exchange), installation, maintenance, software upgrades, and professional services (project management) is recognized by using an expected cost plus margin.

Government

The Company's revenue in the Government segment is recognized over time as control is generally transferred continuously to its customers. Revenue generated by the Government segment is predominantly related to services provided, however, revenue is also generated through the sale of materials, software, hardware, and maintenance. For the Government segment cost plus fixed fee contract portfolio, revenue is recognized over time using costs incurred to date to measure progress toward satisfying the Company's performance obligations. Incurred cost represents work performed, which corresponds with, and thereby best depicts, the transfer of control to the customer. Contract costs include labor, material, overhead and general and administrative expenses. Profit is recognized on the fixed fee portion of the contract as costs are incurred and invoiced. Long-term fixed price contracts and programs involve the use of judgment to estimate the total contract revenue and costs. For long-term fixed price contracts, the Company estimates the profit on a contract as the difference between the total estimated revenue and expected costs to complete a contract and recognize that profit over the life of the contract. Contract estimates are based on various assumptions to project the outcome of future events. These assumptions include: labor productivity and availability; the complexity of the work to be performed; and the performance of subcontractors. Revenue and profit in future periods of contract performance are recognized using the aforesaid assumptions and adjusting the estimate of costs to complete a contract. Once the services provided are determined to be distinct or not distinct, the Company evaluates how to allocate the transaction price. Generally, the Government segment does not sell the same good or service to similar customers and the contract performance obligations are unique to each government solicitation. The performance obligations are typically not distinct. In cases where there are distinct performance obligations, the transaction price would be allocated to each performance obligation on a ratable basis based upon the stand-alone selling price of each performance obligation. Cost plus margin is used for the cost plus fixed fee contract portfolios as well as the fixed price and time and materials contracts portfolios to determine the stand-alone selling price.

In determining when to recognize revenue, the Company analyzes whether its performance obligations in its Government contracts are satisfied over a period of time or at a point in time. In general, its performance obligations are satisfied over a period of time. However, there may be circumstances where the latter or both scenarios could apply to a contract. The Company does not include backlog in amounts recorded as revenue as it may not result in actual revenue in any particular period, or at all.

The Company usually expects payment within 30 to 90 days from the date of service, depending on its terms with the customer. None of its contracts as of December 31, 2020 contained a significant financing component.

Performance Obligations Outstanding

The Company's performance obligations outstanding represent the transaction price of firm, non-cancellable orders, with expected delivery dates to customers subsequent to December 31, 2020, for which work has not yet been performed. The aggregate uncompleted performance obligations attributable to each of the Company's reporting segments is as follows (in thousands):

	December 31, 2020		December 31, 2019
	Current under one year	Non-current over one year	Current under one year	Non-current over one year
Restaurant/Retail	$9,506	$3,082	$12,084	$3,916
Government	—	—	—	—
TOTAL	$9,506	$3,082	$12,084	$3,916

Most performance obligations greater than one year relate to service and support contracts, that the Company expects to fulfill within 36 months. Commissions related to service and support contracts are not significant.

Remaining Performance Obligations

Deferred revenue is recorded when cash payments are received or due in advance of revenue recognition from software licenses, professional services, and maintenance agreements. The timing of revenue recognition may differ from when customers are invoiced. The changes in deferred revenue, inclusive of both current and long-term, are as follows:

(in thousands)	2020	2019
Beginning balance - January 1	$12,486	$12,813
Recognition of deferred revenue	(11,005)	(7,800)
Deferral of revenue	9,601	7,473
Ending balance - December 31	$11,082	$12,486

The above table excludes customer deposits of $1.5 million and $3.5 million as of December 31, 2020 and 2019, respectively. The majority of the deferred revenue balances above relate to professional services, maintenance agreements, and software licenses. These are recognized straight-line over the life of the contract, with the majority of the balance being recognized within the next twelve months.

Disaggregated Revenue
The Company disaggregates revenue from contracts with customers by major product line for each of its reporting segments because the Company believes it best depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.
Disaggregated revenue is as follows (in thousands):

	Year Ended December 31, 2020
	Restaurant/Retail Point in Time	Restaurant/Retail Over Time	Government Over Time
Restaurant	$73,228	$69,284	$—
ISR Solutions	—	—	38,327
Mission Systems	—	—	32,947
TOTAL	$73,228	$69,284	$71,274

	Year Ended December 31, 2019
	Restaurant/Retail Point in Time	Restaurant/Retail Over Time	Government Over Time
Restaurant	$92,702	$27,224	$—
Grocery	1,155	2,226	—
ISR Solutions	—	—	30,413
Mission Systems	—	—	33,512
TOTAL	$93,857	$29,450	$63,925

	Year Ended December 31, 2018
	Restaurant/Retail Point in Time	Restaurant/Retail Over Time	Government Over Time
Restaurant	$98,353	$29,713	$—
Grocery	2,907	3,096	—
ISR Solutions	—	—	32,381
Mission Systems	—	—	34,796
TOTAL	$101,260	$32,809	$67,177
Practical Expedients and Exemptions

The Company generally expenses sales commissions when incurred because the amortization period would be less than one year or the total amount of commissions would be immaterial. Commissions are recorded in SG&A expenses. The Company elected to exclude from the measurement of the transaction price all taxes assessed by governmental authorities that are both imposed on and concurrent with a specific revenue-producing transaction and collected by the Company from a customer (for example, sales, use, value added, and some excise taxes).
Note 5 — Leases
Effective January 1, 2019, the Company adopted the new lease accounting standard, ASC 842, Leases, using the modified retrospective method of applying the new standard at the adoption date. In addition, the Company elected to apply the package of practical expedients permitted under the transition guidance within the new standard. This allowed the Company to carry forward historical lease classification. Adoption of the standard resulted in the recording of lease right-of-use (“ROU”) assets and corresponding lease liabilities of approximately $4.0 million. The Company's financial position for reporting periods beginning on or after January 1, 2019 are presented under the new guidance, while prior periods amounts are not adjusted and continue to be reported in accordance with previous guidance. Operating lease expense for fiscal year 2018, under ASC 840, the predecessor to ASC 842, was $1.8 million.

A significant portion of the Company's operating lease portfolio includes office space, research and development facilities, information technology (“IT”) equipment, and automobiles. The majority of the Company's leases have remaining lease terms of one to four years. Substantially all lease expense is presented within SG&A in the consolidated statements of operations.

(in thousands)	Year Ended December 31,
	2020	2019	2018
Total lease expense	$1,358	$1,632	$1,798

Supplemental cash flow information related to leases is as follows:

	December 31,
(in thousands)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from leases	$1,334	$1,978
Right-of-use assets obtained in exchange for new operating lease liabilities	$801	$—

Supplemental balance sheet information related to leases is as follows:

	December 31,
(in thousands)	2020	2019
Operating leases
Total lease right-of-use assets	2,569	3,017

Lease liabilities - current portion	1,200	2,060
Lease liabilities - net of current portion	1,462	1,021
Total lease liabilities	2,662	3,081
Weighted-average remaining lease term
Operating leases	2.6 years	3.3 years
Weighted-average discount rate
Operating leases	4.0%	4.0%

The following table summarizes future lease payments for operating leases at December 31, 2020

(in thousands)	Operating leases
2021	1,253
2022	770
2023	684
2024	65
2025	—
Thereafter	—
Total lease payments	2,772
Less: portion representing imputed interest	(110)
Total	$2,662

Note 6 — Accounts Receivable, net
The Company's net accounts receivables consist of:

	2020	2019
Government segment:
Billed	$11,225	$11,608
Advanced billings	(948)	(608)
	10,277	11,000
Restaurant/Retail segment:
Accounts receivable - net	32,703	30,774
	$42,980	$41,774

At December 31, 2020 and 2019, the Company had current, expected credit loss of $1.4 million and $1.8 million, respectively, against accounts receivable for the Restaurant/Retail segment. The following table presents changes in the current, expected credit loss during the years ended December 31:

(in thousands)	2020	2019
Beginning balance - January 1	$1,849	$1,351
Provisions	540	940
Write-offs	(969)	(442)
Recoveries	(4)	—
Ending balance - December 31	$1,416	$1,849
Receivables recorded as of December 31, 2020 and 2019 all represent unconditional rights to payments from customers.
Note 7 — Inventories, net
Inventories are used in the manufacture and service of Restaurant/Retail products. The components of inventory, net consist of the following:

	December 31,
(in thousands)	2020	2019
Finished goods	$12,747	$8,320
Work in process	16	—
Component parts	6,105	6,768
Service parts	2,770	4,238
	$21,638	$19,326
At December 31, 2020 and 2019, the Company had excess and obsolescence reserves of $12.0 million and $10.2 million, respectively, against inventories.
Note 8 — Property, Plant and Equipment, net
The components of property, plant and equipment, net, are:

	December 31,
(in thousands)	2020	2019
Land	$199	$199
Building and improvements	7,805	6,983
Rental property	2,749	2,749
Software	12,099	12,099
Furniture and equipment	10,198	9,675
Construction in process	670	504
	33,720	32,209
Less accumulated depreciation	(19,864)	(17,858)
	$13,856	$14,351
The estimated useful lives of buildings and improvements and rental property are 20 to 25 years. The estimated useful lives of furniture and equipment range from three to eight years. The estimated useful life on software is 10 years. Depreciation expense was $2.0 million and $1.5 million for 2020 and 2019, respectively.
The Company leases a portion of its headquarters facility to various tenants. Net rent received from these leases totaled $0.2 million, $0.3 million, and $0.4 million for 2020, 2019, and 2018 respectively, and is recorded in other income (expense) – net.

Note 9 — Debt
On April 15, 2019, the Company sold $80.0 million in aggregate principal amount of 4.500% Convertible Senior Notes due 2024 (the “2024 Notes”). The 2024 Notes were sold pursuant to an indenture, dated April 15, 2019, between the Company and The Bank of New York Mellon Trust Company, N.A., as Trustee (the “2024 Indenture”). The 2024 Notes pay interest at a rate equal to 4.500% per year, payable semiannually in arrears on April 15 and October 15 of each year, beginning October 15, 2019. Interest accrues on the 2024 Notes from the last date to which interest has been paid or duly provided for or, if no interest has been paid or duly provided for, from April 15, 2019. Unless earlier converted, redeemed or repurchased, the 2024 Notes mature on April 15, 2024.
On February 10, 2020, the Company sold $120.0 million in aggregate principal amount of 2.875% Convertible Senior Notes due 2026 (the “2026 Notes” and together with the 2024 Notes, (the “Notes”)). The 2026 Notes were sold pursuant to an indenture, dated February 10, 2020 (the “2026 Indenture” and, together with the 2024 Indenture, the “Indentures”), between the Company and The Bank of New York Mellon Trust Company, N.A., as Trustee. The 2026 Notes pay interest at a rate equal to 2.875% per year, payable semiannually in arrears on April 15 and October 15 of each year, beginning October 15, 2020. Interest accrues on the 2026 Notes from the last date to which interest has been paid or duly provided for or, if no interest has been paid or duly provided for, from February 10, 2020. Unless earlier converted, redeemed or repurchased, the 2026 Notes mature on April 15, 2026.
The Company used approximately $66.3 million (excluding cash payments relating to accrued interest and fractional shares) from its sale of the 2026 Notes and issued 722,423 shares of common stock at $32.43 per share out of treasury stock with an average cost basis of $3.37 per share to repurchase approximately $66.3 million in aggregate principal amount of the 2024 Notes through individually negotiated transactions. Of the total price paid for the 2024 Notes, $59.0 million was allocated to the 2024 Notes settlement, $30.8 million was allocated to the equity component, and $1.0 million was used to pay off accrued interest on the 2024 Notes. The consideration transferred was allocated to the liability and equity components of the 2024 Notes using the equivalent rate that reflected the borrowing rate for a similar non-convertible debt instrument immediately prior to settlement. The transaction resulted in a loss on settlement of convertible notes of $8.1 million, which is recorded as a Loss on extinguishment of debt in the Company’s consolidated statements of operations. The loss represents the difference between (i) the fair value of the liability component and (ii) the sum of the carrying value of the debt component and any unamortized debt issuance costs at the time of settlement.

The carrying amount of the liability component was calculated by estimating the fair value of similar notes that do not have associated convertible features. The carrying amount of the equity component, representing the conversion option, was determined by deducting the fair value of the liability component from the fair value amount of the Notes. The valuation model used in determining the fair value of the liability component for the Notes includes inputs, such as the implied debt yield within the nonconvertible borrowing rate. The implied estimated effective rate of the liability component of the 2024 Notes and 2026 Notes was 10.2% and 7.3%, respectively.

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

In accordance with ASC 470-20 Debt with Conversion and Other Options — Beneficial Conversion Features, the initial measurement of the 2024 Notes at fair value resulted in a liability of $62.4 million and as such, the calculated discount resulted in an implied value of the convertible feature recognized in Additional Paid in Capital of $17.6 million; and the initial measurement of the 2026 Notes at fair value resulted in a liability of $93.8 million and as such, the calculated discount resulted in an implied value of the convertible feature recognized in Additional Paid in Capital of $26.2 million. Issuance costs for the Notes amounted to $4.9 million and $4.2 million for the 2024 Notes and 2026 Notes, respectively. These costs were allocated to debt and equity components on a ratable basis. For the 2024 Notes this amounted to $3.8 million and $1.1 million to the debt and equity components, respectively. For the 2026 Notes this amounted to $3.3 million and $0.9 million to the debt and equity components, respectively.

The Indentures contain covenants that, among other things, restrict the Company’s ability to merge, consolidate or sell, or otherwise dispose of, substantially all of its assets and customary Events of Default (as defined in the Indentures).

As a result of the changes to the equity components of the Notes, the Company recognized a deferred income tax benefit of $3.3 million and $4.1 million during the year ended December 31, 2020 and December 31, 2019, respectively.

The following table summarizes information about the net carrying amounts of the Notes as of December 31, 2020:

	2024 Notes	2026 Notes
Principal amount of Notes outstanding	$13,750	$120,000
Unamortized discount (including unamortized debt issuance cost)	(2,619)	(25,986)
Total notes payable	$11,131	$94,014

The following table summarizes information about the net carrying amounts of the 2024 notes as of December 31, 2019:

2024 Notes
Principal amount of Notes outstanding	$80,000
Unamortized discount (including unamortized debt issuance cost)	(18,955)
Total notes payable	$61,045

The following table summarizes interest expense recognized on the Notes:

	Year Ended December 31,
(in thousands)	2020	2019
Contractual interest expense	$4,026	$2,550
Amortization of debt issuance costs and discount	4,355	2,529
Total notes payable	$8,381	$5,079

The following table summarizes the future principal payments for the Notes as of December 31, 2020 (in thousands):

2021	$—
2022	—
2023	—
2024	13,750
2025	—
Thereafter	120,000
Total	$133,750

In connection with the sale of the 2024 notes, the Company repaid all amounts outstanding under, and terminated, its Credit Agreement, dated June 5, 2018, as amended March 4, 2019, with Citizens Bank, N.A. (the “Credit Agreement”). The Credit Agreement provided for revolving loans in an aggregate principal amount of up to $25.0 million or, during any Borrowing Base Period (as defined in the Credit Agreement), up to the lesser of $25.0 million and the Borrowing Base (as defined in the Credit Agreement), less any principal amount outstanding. Borrowings under the Credit Agreement were scheduled to fully mature on June 5, 2021.

In connection with the Restaurant Magic Acquisition, see “Note 2 - Acquisitions”, $2.0 million of the purchase price was paid by delivery of a subordinated promissory note. The note bears interest at 5.75% per annum, with monthly payments of principal and interest in the amount of $0.1 million payable beginning January 15, 2020 through maturity on December 15, 2022. As of December 31, 2020, the outstanding balance of the subordinated promissory note was $1.4 million of which $0.7 million was in the current portion of long-term debt. As of December 31, 2019, the outstanding balance of the subordinated promissory note was $2.0 million of which $0.7 million was in the current portion of long-term debt. The Company's future minimum principal payments are $0.7 million and $0.7 million for 2021 and 2022, respectively.
Note 10 — Common Stock
On October 5, 2020, the Company completed an underwritten public offering (the “Secondary Offering”), pursuant to the Company's universal shelf registration statement filed with the SEC on September 30, 2020 (Registration No. 333-249142), of 3,350,000 shares of common stock at a price to the public of $38.00 per share, resulting in $121.8 million of proceeds, net of underwriting discounts and commissions and offering expenses payable by the Company. In connection with the Secondary Offering, the Company granted Jeffries LLC, the underwriter of the offering, a 30 day option to purchase up to an additional 502,500 shares of common stock at the same public offering price, less underwriting discounts and commissions. On November 3, 2020, Jeffries, LLC partially exercised its option and purchased 266,022 shares of common stock, resulting in an additional $9.6 million of proceeds, net of underwriting discounts and commissions and offering expenses payable by the Company.
Note 11 — Stock-Based Compensation
The Company recognizes all stock-based compensation to employees and directors, including awards of stock options and restricted stock units (“RSUs”) or restricted stock awards (“RSAs”), in the financial statements as compensation cost over the applicable vesting periods based on the fair value of the awards on the date of grant.
The Company recorded stock-based compensation expense to the following line items in the consolidated statements of operations for the years ended December 31:

(in thousands)	2020	2019	2018
Cost of sales - contracts	$367	$234	$90
Selling, general and administrative	3,884	2,472	949
Total stock-based compensation expense	$4,251	$2,706	$1,039
As a result of forfeitures of unvested stock awards prior to the completion of the requisite service period or failure to meet requisite performance targets, the Company recorded benefits for the years ended December 31, 2020, 2019, and 2018 of $226,000, $121,000, and $18,000 respectively.
The Company has 2.7 million shares of common stock reserved for stock-based awards under its Amended and Restated 2015 Equity Incentive Plan (“2015 Plan”). The 2015 Plan provides for the grant of several different forms of stock-based awards, including stock options to purchase shares of the Company's common stock. Stock options granted under the 2015 Plan may be incentive stock options or non-qualified stock options. Generally, stock options are nontransferable other than upon death. Stock options generally vest over a one to three year period and expire ten years after the date of the grant. The Compensation Committee of the Board of Directors (“Compensation Committee”) has authority to administer the 2015 Plan and determine the material terms of option and other awards under the 2015 Plan.
The below table presents information with respect to stock options:

(in thousands, except for exercise price)	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2019	400	$14.50
Options granted	619	13.82
Options exercised	(47)	10.90
Options forfeited	(15)	11.36
Outstanding at December 31, 2020	957	$14.29	$46,398
Vested and expected to vest at December 31, 2020	938	$14.27
Total shares exercisable as of December 31, 2020	222	$12.03
Shares remaining available for future grant	601
The Company recorded option expense for the years ended December 31, 2020, 2019, and 2018 of $1.4 million, $0.5 million, and $0.3 million respectively. The weighted average grant date fair value of stock options granted during 2020, 2019, and 2018 was $13.82, $24.87, and $19.36 respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2020, 2019, and 2018 was $1.9 million, $5.4 million, and $1.6 million. New shares of the Company’s common stock were issued as a result of stock option exercises in 2020 and for options exercised in 2019 and 2018.

The fair value of options at the date of the grant was estimated using the Black-Scholes model with the following assumptions for the respective period ending December 31:

	2020	2019
Expected option life	4.4 years	3.0 years
Weighted average risk-free interest rate	0.4%	2.0%
Weighted average expected volatility	47.6%	35.0%
Expected dividend yield	None	None
For the years ended December 31, 2020 and 2019, the expected option life was based on the Company’s historical experience with similar type options. Expected volatility is based on historic volatility levels of the Company’s common stock over the preceding period of time consistent with the expected life. The risk-free interest rate is based on the implied yield currently available on U.S. Treasury zero coupon issues with a remaining term equal to the expected life. Stock options outstanding at December 31, 2020 are summarized as follows:

Range of Exercise Prices	Number Outstanding (in thousands)	Weighted Average Remaining Life	Weighted Average Exercise Price

$4.72 - $35.17	957	8.45 years	$14.29
At December 31, 2020, the aggregate unrecognized compensation cost of unvested equity awards, as determined using a Black-Scholes option valuation model for option awards and the closing stock price on the date of grant for RSAs and RSUs was $11.6 million, which is expected to be recognized as compensation expense in fiscal years 2021 through 2024. The Company has not paid cash dividends on its common stock, and the Company presently intends to continue to retain earnings for reinvestment in growth opportunities. Accordingly, it is anticipated no cash dividends will be paid in the foreseeable future.
The 2015 Plan also provides for the issuance of RSAs and RSUs. These types of awards can have service-based and/or performance-based vesting. Grants of RSAs and RSUs with service-based vesting are subject to vesting periods ranging from 1 to 3 years. Grants of RSAs and RSUs with performance-based vesting are subject to a vesting period of 1 to 4 years and performance targets as defined by the Compensation Committee. The Company assesses the likelihood of achievement throughout the performance period and recognizes compensation expense associated with its performance awards based on this assessment in accordance with ASC Topic 718. Other terms and conditions applicable to any RSA or RSU award will be determined by the Compensation Committee and set forth in the agreement relating to that award.
Current year activity with respect to the Company’s non-vested RSAs is as follows:

Non-vested RSAs	Shares (in thousands)	Weighted Average grant- date fair value
Balance at January 1, 2020	149	$24.62
Granted	29	30.96
Vested	(112)	26.36
Forfeited	(5)	23.91
Balance at December 31, 2020	61	$25.62
Total stock-based compensation related to RSAs and RSUs includes $2.9 million, $2.2 million, and $0.7 million in 2020, 2019, and 2018 respectively. During 2020, 2019, and 2018 the Company granted 29,000, 225,000, and 79,000 RSAs, respectively. For the periods ended 2020, 2019, and 2018 the Company recognized compensation expense related to performance awards based on its estimate of the probability of achievement in accordance with ASC Topic 718. For the ended December 31, 2020, the Company determined the achievement of performance based awards to be probable for the Government segment; the achievement of performance based awards was determined to not be probable for the Restaurant/Retail segment. For the years ended December 31, 2019 and 2018, performance based awards were achieved for both the

Government and Restaurant/Retail segments. In 2020, the Company recorded $0.1 million in compensation expense associated with performance based RSAs.
The fair value of RSAs is based on the closing price of the Company’s common stock on the date of grant. The weighted average grant date fair value of RSAs granted during the years 2020, 2019, and 2018 was $30.96, $24.77 and $17.08, respectively. In accordance with the terms of the RSA agreements, the Company released 112,000, 13,000, and 31,000 shares during 2020, 2019, and 2018 respectively. During 2020, there were approximately 5,000 shares of RSA canceled, 4,000 of which were performance-based RSAs. During 2019, there were approximately 53,000 shares of RSA canceled, 38,000 of which were performance-based RSAs. During 2018, there were 13,000 shares of RSA canceled, of which 12,000 were performance-based RSAs.

Current year activity with respect to the Company’s non-vested RSUs is as follows:

Non-vested RSUs	Shares (in thousands)	Weighted Average grant- date fair value
Balance at January 1, 2020	67	$29.73
Granted	383	13.80
Vested	(23)	29.66
Forfeited	—	—
Balance at December 31, 2020	427	$15.46

During 2020 and 2019, the Company granted 383,000 and 67,000 RSUs respectively. In accordance with ASC Topic 718, the Company recorded $0.1 million in compensation expense associated with performance based RSUs in 2020. There were no RSUs granted in 2018.

The fair value of RSUs is based on the closing price of the Company’s common stock on the date of grant. The weighted average grant date fair value of RSUs granted during the years 2020 and 2019 was $13.80 and $29.73, respectively. In accordance with the terms of the RSU agreements, the Company issued 23,000 and zero shares during 2020 and 2019, respectively. There were no forfeited or canceled RSUs during the years 2020 or 2019.
Note 12 — Income Taxes
The (benefit from) provision for income taxes consists of:

	Year Ended December 31,
(in thousands)	2020	2019	2018
Current income tax:
Federal	$—	$—	$—
State	179	182	293
Foreign	(4)	186	41
	175	368	334
Deferred income tax:
Federal	(3,265)	(3,418)	12,004
State	104	(584)	1,805
	(3,161)	(4,002)	13,809
(Benefit from) provision for income taxes	$(2,986)	$(3,634)	$14,143

The components of net loss before income taxes for fiscal years 2020, 2019, and 2018 consisted of the following:

	2020	2019	2018
United States	$(39,390)	$(19,092)	$(9,820)
International	(158)	(113)	(159)
Total net loss before income taxes	$(39,548)	$(19,205)	$(9,979)
Deferred tax (liabilities) assets are comprised of the following at:

	December 31,
	2020	2019
Deferred tax liabilities:
Subordinated debt	$(6,482)	$(3,659)
Indefinite lived intangibles	(168)	(64)
Operating lease assets	(1,208)	(756)
Software development costs	(2,814)	(1,219)
Intangible assets	(281)	(446)
Depreciation on property, plant and equipment	(931)	(352)
Gross deferred tax liabilities	(11,884)	(6,496)

Deferred tax assets:
Allowances for bad debts and inventory	3,392	3,013
Capitalized inventory costs	185	141
Intangible asset	—	117
Employee benefit accruals	2,783	2,427
Interest expense limitation under section 163 (j)	2,798	1,248
Operating lease liabilities	1,208	772
Federal net operating loss carryforward	15,719	8,563
State net operating loss carryforward	3,569	2,317
Federal and state tax credit carryforwards	7,549	5,777
Other	944	912
Gross deferred tax assets	38,147	25,287

Less valuation allowance	(26,431)	(18,855)

Non-current net deferred tax liabilities	$(168)	$(64)
The Company has Federal tax credit carryforwards of $7.2 million that expire in various tax years from 2028 to 2038. The Company has a Federal operating loss carryforward of $24.5 million expiring from 2029 through 2037 and a Federal operating loss carryforward of $50.2 million with an unlimited carryforward period. The Company also has state tax credit and net operating loss carryforwards of $68.1 million; these carryforwards vary by jurisdiction, ranging from $0.1 million to $20.7 million, and expire in various tax years through 2039. In assessing the ability to realize deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. A valuation allowance is required to the extent it is more likely than not that the future benefit associated with certain Federal and state tax loss carryforwards will not be realized

As a result of this analysis and based on the current year’s taxable income, and utilization of the Company's net deferred tax assets, management determined an increase in the valuation allowance in the current year to be appropriate.

In calculating the valuation allowance, the Company was not permitted to use its existing deferred tax liabilities related to its indefinite-lived intangible assets (i.e. “naked credit deferred tax liabilities”) as a source of taxable income to support the realization of its existing finite-lived deferred tax assets.

Due to the Tax Act, U.S. net operating losses (“NOLs”) arising in tax years ending after December 31, 2017 will no longer be subject to the limited 20-year carryforward period. Under the new law, these NOLs carry forward indefinitely, resulting in the creation of indefinite-lived deferred tax assets. Consequently, as the Company schedules its deferred taxes and considers the ability to realize its deferred tax assets in future periods, it needs to consider how existing deferred tax assets, other than historical NOLs, will reverse. If the reversal is expected to generate an indefinite carryforward NOL under the new law, this may impact the valuation allowance assessment. The indefinite carryforward period for NOLs also means that its deferred tax liabilities related to indefinite-lived intangibles, commonly referred to as “naked credits,” can be considered as support for realization. The adjustment for the income tax expense related to the 2020 naked credit resulted in a $0.2 million deferred tax liability.

In the current year, the income tax provision includes a reduction of the Company’s valuation allowance due to the establishment of a deferred tax liability in connection with the issuance of the 2026 Notes convertible debt. The establishment of that deferred tax liability created “future taxable income”, partially utilization existing deferred tax assets of the Company and resulting in a $6.2 million reduction of the Company’s valuation allowance. In addition, the income tax provision includes an increase of the Company’s valuation allowance due to the reversal of a deferred tax liability in connection with the current year retirement of a portion of the 2024 Notes issued in 2019. The reversal of that deferred tax liability eliminated future taxable income for the utilization of existing deferred tax assets of the Company, resulting in a $3.0 million increase to the Company’s valuation allowance.

In 2019, the income tax provision included a reduction of the Company’s valuation allowance due to the establishment of a deferred tax liability in connection with the issuance of the 2024 Notes. The establishment of that deferred tax liability created future taxable income for the utilization of existing deferred tax assets of the Company, resulting in the $4.1 million reduction of the Company’s valuation allowance.

The Company records the benefits relating to uncertain tax positions only when it is more likely than not (likelihood of greater than 50%), based on technical merits, that the position would be sustained upon examination by taxing authorities. Tax positions that meet the more likely than not threshold are measured using a probability-weighted approach as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement. At December 31, 2020, the Company’s reserve for uncertain tax positions is not material and the Company believes the Company has adequately provided for its tax-related liabilities. The Company is no longer subject to federal income tax audits for years before 2015.

The following table reconciles the Company's effective tax rate from the U.S. federal statutory tax rate of 21% for each of 2020, 2019, and 2018:

	Year Ended December 31,
	2020	2019	2018
State taxes, net of federal benefit	2.8	(4.5)	4.4
Nondeductible expenses	(0.2)	(0.3)	(0.6)
Tax credits (including R&D)	4.5	4.0	4.6
Expired tax credit	—	(1.3)	(3.9)
Deferred tax adjustment	0.6	(4.8)	—
Stock based compensation	0.4	1.9	0.8
Redemption of notes	(2.9)	—	—
Valuation allowance	(19.6)	3.2	(167.0)
Contingent purchase revaluation	—	—	(1.0)
Other	1.0	(0.3)	(0.1)
	7.6%	18.9%	(141.8)%
The effective income tax rate was 7.6%, 18.9% and (141.8)% during the years ended December 31, 2020, December 31, 2019, and December 31, 2018 respectively. The decrease in 2020 compared to the statutory tax rate of 21.0% was primarily due to the valuation allowance, and only partially offset by the tax credits. The decrease in 2019 compared to the statutory tax rate of 21.0% was primarily due to deferred tax adjustments related to state taxes, offset by changes in the valuation allowance and excess tax benefits resulting from the exercise of non-qualified stock options. The effective tax rate for the year ended December 31,2018 was significantly impacted by recording an increase in a valuation allowance on the entire deferred tax assets.
Note 13 — Employee Benefit Plans
The Company has a deferred profit-sharing retirement plan that covers substantially all employees. The Company’s annual contribution to the plan is discretionary. The Company did not make a contribution in 2020 or 2019. The plan also contains a 401(k) provision that allows employees to contribute a percentage of their salary up to the statutory limitation. These contributions were matched by the Company at the rate of 10.0% of employee's contribution in 2018 continuing through July 1, 2019 when contributions were matched by the Company at a rate of 50.0% of employee's contributions up to 6.0% of employee's base salary. The Company’s matching contributions under the 401(k) component were $0.9 million and $0.8 million in 2020 and 2019, respectively.
The Company maintains an incentive-compensation plan. Participants in the plan are key employees as determined by the Board of Directors and executive management. Compensation under the plan is based on the achievement of predetermined financial performance goals of the Company and its subsidiaries. Awards under the plan are payable in cash. Awards under the plan totaled $3.0 million and $2.6 million, in 2020 and 2019, respectively.

The Company sponsors a deferred compensation plan for a select group of highly compensated employees. Participants may make elective deferrals of their salary to the plan in excess of tax code limitations that apply to the Company’s qualified plan. The Company invests the participants’ deferred amounts to fund these obligations. The Company has the sole discretion to make employer contributions to the plan on behalf of the participants. No employer contributions were made in 2020 or 2019.
Note 14 — Contingencies
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

On March 21, 2019, Kandice Neals on behalf of herself and others similarly situated (the “Neals Plaintiff”) filed a complaint against PAR Technology Corporation in the Circuit Court of Cook County, Illinois County Department, Chancery Division. The complaint asserted that PAR Technology Corporation violated the Illinois Biometric Information Privacy Act in the alleged collection, use, and storage of her and others' biometric data derived from fingerprint scans taken for authentication purposes on point-of-sale systems. The lawsuit was removed to the Federal District Court for the Northern District of Illinois (the “District

Court”) and was subsequently dismissed on December 19, 2019 without prejudice. On January 15, 2020, the Neals Plaintiff filed an amended complaint against ParTech, Inc. with the District Court. On January 29, 2020, ParTech, Inc. filed its answer and affirmative defenses to the amended complaint. The Company believes that this lawsuit is without merit. The Company does not currently believe an accrual is appropriate, but will continue to monitor the lawsuit to provide for probable and estimable losses.

In 2016, the Company's Audit Committee commenced an internal investigation into conduct at the Company's China and Singapore offices and voluntarily notified the SEC and the U.S. Department of Justice (“DOJ”) of the internal investigation. Following the conclusion of the Audit Committee's internal investigation, the Company voluntarily reported the relevant findings of the investigation to the China and Singapore authorities. In early April 2019, the SEC notified the Company that based on current information, it did not intend to recommend an enforcement action against the Company; shortly thereafter, the DOJ advised that it did not intend to separately proceed. Based on discussions with the Singaporean authority, a penalty related to this matter is probable; the Company’s estimated liability for this penalty is not material and related contingencies are not expected to have a material effect on the Company’s financial statements. We have cooperated with the Chinese authorities, but we are unable to predict what actions the Chinese agencies might take at this time.
Note 15 — Segment and Related Information
The Company is organized in two segments: Restaurant/Retail and Government. Management views the Restaurant/Retail and Government segments separately in operating its business, as the products and services are different for each segment. The Company’s chief operating decision maker is the Company’s Chief Executive Officer.
The Restaurant/Retail segment is a provider of software and hardware to the restaurant and retail industries. The Restaurant/Retail segment provides multi-unit and individual restaurants, franchisees, and enterprise customers in the three major restaurant categories (fast casual, quick serve, and table service) a fully integrated cloud solution with its Brink POS cloud software and POS hardware for the front-of-house and its back-office cloud software Data Central. This segment also offers customer support, including field service, installation, depot repair, and 24-hour telephone support. The Government segment performs complex technical studies, analysis, experiments, develops innovative solutions, and provides on-site engineering in support of advanced defense, security and aerospace systems. This segment also provides expert on-site services for operating and maintaining U.S. Government-owned communication assets.
Information noted as “Other” primarily relates to the Company’s corporate, home office operations.

Information as to the Company’s segments is set forth below:

	Year Ended December 31,
(in thousands)	2020	2019	2018
Revenues:
Restaurant/Retail	$142,512	$123,307	$134,069
Government	71,274	63,925	67,177
Total	$213,786	$187,232	$201,246

Operating (loss) income :
Restaurant/Retail	$(28,089)	$(18,481)	$(14,776)
Government	5,644	5,463	6,886
Other	(1,501)	(1,167)	(2,385)
	(23,946)	(14,185)	(10,275)
Other income (expense) – net	808	(449)	683
Loss on extinguishment of debt	(8,123)	—	—
Interest expense – net	(8,287)	(4,571)	(387)
Loss before provision for income taxes	$(39,548)	$(19,205)	$(9,979)

Identifiable assets:
Restaurant/Retail	$140,606	$136,308	$68,004
Government	13,150	13,454	9,867
Other	189,993	39,850	16,810
Total	$343,749	$189,612	$94,681

Goodwill:
Restaurant/Retail	$40,478	$40,650	$10,315
Government	736	736	736
Total	$41,214	$41,386	$11,051

Depreciation, amortization and accretion:
Restaurant/Retail	$8,158	$3,858	$4,109
Government	590	67	32
Other	5,704	3,330	589
Total	$14,452	$7,255	$4,730

Capital expenditures including software costs:
Restaurant/Retail	$7,245	$4,394	$4,307
Government	1,239	258	124
Other	747	1,878	3,409
Total	$9,231	$6,530	$7,840

Revenues by country based on the location of the use of the product or services were:

	December 31,
	2020	2019	2018
United States	$195,660	$175,180	$188,026
International	18,126	12,052	13,220
Total	$213,786	$187,232	$201,246
Assets by country based on the location of the asset were:

	December 31,
	2020	2019	2018
United States	$322,065	$178,226	$84,652
International	21,684	11,386	10,029
Total	$343,749	$189,612	$94,681
Customers comprising 10% or more of the Company’s total revenues are summarized as follows:

	December 31,
	2020	2019	2018
Restaurant and Retail segment:
Dairy Queen	13%	9%	3%
Yum! Brands, Inc.	11%	16%	13%
McDonald’s Corporation	7%	10%	19%
Government segment:
U.S. Department of Defense	33%	34%	33%
All Others	36%	31%	32%
	100%	100%	100%

No other customer within “All Others” represented more than 10% of the Company’s total revenue for the years ended 2020, 2019, and 2018.
Note 16 — Fair Value of Financial Instruments
The Company’s financial instruments have been recorded at fair value using available market information and valuation techniques. The fair value hierarchy is based upon three levels of input, which are:
Level 1 − quoted prices in active markets for identical assets or liabilities (observable)
Level 2 − inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in inactive markets, or other inputs that are observable market data for essentially the full term of the asset or liability (observable)
Level 3 − unobservable inputs that are supported by little or no market activity, but are significant to determining the fair value of the asset or liability (unobservable)
The Company’s financial instruments primarily consist of cash and cash equivalents, trade receivables, trade payables, debt instruments and deferred compensation assets and liabilities. The carrying amounts of cash and cash equivalents, trade receivables and trade payables as of December 31, 2020 and December 31, 2019 were considered representative of their fair values. The estimated fair value of the 2024 Notes and 2026 Notes at December 31, 2020 was $30.6 million and $195.4 million, respectively. As of December 31, 2019 the fair value of 2024 Notes was $102.3 million. The valuation techniques used to determine the fair value of 2024 Notes and 2026 Notes are classified within Level 2 of the fair value hierarchy.

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

The amounts owed to employees participating in the deferred compensation plan at December 31, 2020 was $2.8 million compared to $3.2 million at December 31, 2019 and is included in other long-term liabilities on the balance sheets.

The Company uses a Monte-Carlo simulation to determine the fair value of the Earn-Out liability associated with the Restaurant Magic Acquisition. This simulation uses probability distribution for each significant input to produce hundreds or thousands of possible outcomes and the results are analyzed to determine probabilities of different outcomes occurring, as such it is classified as Level 3. Significant increases or decreases to these inputs in isolation could result in a significantly higher or lower liability. Ultimately, the liability will be equivalent to the amount paid, and the difference between the fair value estimate and amount paid will be recorded in earnings. The amount paid that is less than or equal to the liability on the acquisition date is reflected as cash used in financing activities in the Company's consolidated statements of cash flows. Any amount paid in excess of the liability on the acquisition date is reflected as cash used in operating activities. The Restaurant Magic Acquisition resulted in a liability for the contingent consideration being recorded in the amount of $3.3 million during 2019. The liability for the contingent consideration was established at the time of the acquisition and is evaluated quarterly based on additional information as it becomes available. As a result, an adjustment of $3.3 million has been recorded during 2020 to reduce the liability to zero as of December 31, 2020. The fair value adjustment is recorded in the earnings as a component of operating expense in the consolidated financial statements.

The following table presents the changes in the estimated fair values of the Company’s liabilities for contingent consideration measured using significant unobservable inputs (Level 3) for fiscal years 2020 and 2019 (in thousands):

Balance at December 31, 2018	$2,550
New Restaurant Magic Acquisition contingent consideration	3,340
Change in fair value of contingent consideration	—
Settlement of Brink Acquisition contingent consideration	(2,550)
Balance at December 31, 2019	$3,340
New contingent consideration	—
Change in fair value of contingent consideration	(3,340)
Settlement of contingent consideration	—
Balance at December 31, 2020	$—
The acquisition-related contingent consideration represents the estimated fair value of the Company’s obligations, under the interest purchase agreement, to make additional payments if certain post-closing revenue focused milestones are met. The Company estimated the original fair value of the contingent consideration liabilities for the Restaurant Magic Acquisition using a Monte Carlo valuation model to forecast the value of the potential future payment. The Company estimated the original fair value of the contingent consideration to be $3.3 million as of December 31, 2019. See Note 2 “Acquisitions” for additional information about this acquisition. The liability for the contingent consideration established at the time of the acquisition is evaluated quarterly based on additional information as it becomes available; changes to the fair value adjustment are recorded in the earnings of that period. During 2020, the Company recorded a $3.3 million adjustment to decrease the fair value of the contingent consideration to zero as of December 31, 2020.

The following tables provides quantitative information associated with the fair value measurement of the Company’s liabilities for contingent consideration:

	December 31, 2020
Contingency Type	Maximum Payout[1] (undiscounted) (in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average or Range
Revenue-based payments	$1,965	$—	Monte Carlo	Revenue volatility	25.0%
				Discount rate	14.0%
				Projected year(s) of payment	2021-2022

	December 31, 2019
Contingency Type	Maximum Payout[1] (undiscounted) (in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average or Range
Revenue-based payments	$20,610	$3,340	Monte Carlo	Revenue volatility	20.0%
				Discount rate	12.5%
				Projected year(s) of payment	2021-2023
(1) Maximum payout as determined by Monte Carlo valuation simulation; the disclosed contingency is not subject to a contractual maximum payout.
Item 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

Item 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2020. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date due to material weaknesses in our internal control over financial reporting, which are described in “Management’s Report on Internal Control over Financial Reporting”.

Our CEO and CFO, have certified that, based on their knowledge, our financial statements and other financial information included in this Annual Report on Form 10-K, fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management, including our CEO and CFO, evaluated the effectiveness of our internal control over financial reporting based on the framework and criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and concluded that our internal control over financial reporting was not effective as of December 31, 2020 due to identified material weaknesses. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Control systems, no matter how well conceived and operated, are designed to provide a reasonable, but not an absolute, level of assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Because of the inherent limitations in any control system, misstatements due to error or fraud may occur and not be detected.

Management identified deficiencies in the principles associated with the control activities component of the COSO framework, which, either individually or in the aggregate, constitute a material weakness relating to: (i) performing control activities in a timely manner and (ii) deploying control activities through policies and procedures. In addition, management identified deficiencies in the principles associated with the monitoring component of the COSO framework, which, either individually or in the aggregate, constitute a material weakness relating to: (i) selecting, developing, and performing ongoing evaluation to ascertain whether the components of internal controls are present and functioning, and (ii) evaluating and communicating internal control deficiencies in a timely manner to those parties responsible for taking corrective action.

The following were factors that contributed to the material weaknesses in the control activities and monitoring components described above:

•Turnover of finance and accounting staff in 2020 coupled with the timing of transitioning new members of these departments.
•Inconsistent execution of controls surrounding the preparation and review of certain reconciliations with appropriate documented support.
•As new controls were redesigned throughout the year, testing procedures were delayed, which resulted in delayed and limited communication of control failures to process owners.
•Testing procedure delays negatively impacted the timing to effectively communicate relevant information and internal control deficiencies to our Audit Committee for appropriate oversight, monitoring and enforcement of corrective action.

The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report included in this Annual Report on Form 10-K. This report, which appears herein, contains an adverse opinion on the effectiveness of our internal control over financial reporting.

Remediation Efforts to Address the Material Weaknesses

In late 2020, we started to take the following actions to remediate the deficiencies in internal control over financial reporting identified above:

•Hired accounting professionals with the appropriate knowledge and expertise to improve timely execution of control activities and enhance policy and procedure documentation
•Increased the specificity in the written documentation of our control activities
•Accelerated the timelines to execute assigned control activities
•Increased responsibility of senior members of finance team to review and monitor control activity documentation for certain high risk controls
•Established a monitoring plan to timely identify changes to existing systems and processes and improve evaluation of control execution

As we continue our evaluation and assess the effectiveness of our internal control over financial reporting, management may modify the actions described above or identify and take additional measures to address control deficiencies. While we believe we are making progress toward achieving the effectiveness of our internal control over financial reporting and disclosure controls, until our remediation efforts, including any additional measures management identifies as necessary, are complete and operate for a sufficient period of time, the material weaknesses described above will continue to exist and management will not be able to conclude that they are remediated.

Changes in Internal Control over Financial Reporting

Except as noted above, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended December 31, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of PAR Technology Corporation:

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of PAR Technology Corporation’s (the “Company”) as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weaknesses identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and our report dated March 16, 2021, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment: deficiencies in the principles associated with the control activities component of the COSO framework, which, either individually or in the aggregate, constitute a material weakness relating to: (i) performing control activities in a timely manner and (ii) deploying control activities through policies and procedures. In addition, deficiencies in the principles associated with the monitoring component of the COSO framework, which, either individually or in the aggregate, constitute a material weakness relating to: (iii) selecting, developing, and performing ongoing evaluation to ascertain whether the components of internal controls are present and functioning, and (iv) evaluating and communicating internal control deficiencies in a timely manner to those parties responsible for taking corrective action . These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2020, of the Company, and this report does not affect our report on such financial statements.

/s/ Deloitte & Touche LLP

Rochester, New York
March 16, 2021

Item 9B. OTHER INFORMATION

Not Applicable.

PART III
Item 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item will be included in our definitive proxy statement for our 2021 Annual Meeting of Stockholders and is incorporated herein by reference as it appears under the headings, “Proposal 1: Election of Directors and Executive Officers,” “Directors,” “Corporate Governance - Code of Conduct,” and “Corporate Governance - Committees - Audit Committee.”
Item 11.     EXECUTIVE COMPENSATION
The information required by this item will be included in our definitive proxy statement for our 2021 Annual Meeting of Stockholders and is incorporated herein by reference as it appears under the headings, “Director Compensation” and “Executive Compensation.”
Item 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item will be included in our definitive proxy statement for our 2021 Annual Meeting of Stockholders and is incorporated herein by reference as it appears under the headings, “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management.”
Item 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be included in our definitive proxy statement for our 2021 Annual Meeting of Stockholders and is incorporated herein by reference as it appears under the headings, “Transactions with Related Persons” and “Corporate Governance – Director Independence.”
Item 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item will be included in our definitive proxy statement for our 2021 Annual Meeting of Stockholders and is incorporated herein by reference as it appears under the heading, “Principal Accountant Fees and Services.”
PART IV
Item 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) 1. Financial Statements:
PAR's consolidated financial statements and notes thereto are included in Part II, Item 8 of this Annual Report.
(a) 2. Financial Statement Schedules
All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto included in this Annual Report.
(a) 3. Exhibits

		Incorporated by reference into this Annual Report on Form 10-K
Exhibit Number	Exhibit Description	Form (File No.)	Exhibit	Date Filed/Furnished

2.1	Interest Purchase Agreement, dated November 7, 2019, by and among the Drew D. Peloubet Family Trust DTD 6/29/09, Steven A. Roberts, Gary Saling, PJCDSG, Inc., ParTech, Inc., PAR Technology Corporation and Drew D. Peloubet	Form 8-K (File No. 001-09720)	2.1	11/7/2019

2.2 ***	Stock Purchase Agreement, dated as of September 18, 2014, among Brink Software Inc., the Shareholders, ParTech, Inc. and PAR Technology Corporation	Form 10-Q (File No. 001-09720)	10.3	11/14/2014

3.1	Restated Certificate of Incorporation, dated November 20, 2020			Filed herewith

3.2	Bylaws, as adopted on March 29, 2020	Form 10-Q (File No.001-09720)	3	5/11/2020

4.1	Specimen Certificate for shares of common stock	Form S-2 (File No. 333-04077)	4	5/20/1996

4.2	Indenture, dated as of February 10, 2020, between PAR Technology Corporation, as Issuer, and the Bank of New York Mellon Trust Company, N.A., as Trustee	Form 8-K (File No. 001-09720)	4.1	2/10/2020

4.3	Indenture, dated as of April 15, 2019, between PAR Technology Corporation, as Issuer, and the Bank of New York Mellon Trust Company, N.A., as Trustee	Form 8-K (File No. 001-09720)	4.1	4/15/2019

4.4	Description of Securities			Filed herewith

10.1 ††	PAR Technology Corporation 2005 Equity Incentive Plan, as amended	Form S-8 (File No. 333-187246)	4.1	3/14/2013

10.2 ††	PAR Technology Corporation Restricted Stock Agreement pursuant to the 2005 Equity Incentive Plan (Form)	Form 10-Q (File No. 001-09720)	10.1	8/8/2013

10.3 ††	PAR Technology Corporation 2005 Equity Incentive Plan Notice of Award (Form)	Form 10-K (File No. 001-09720)	10.17	3/14/2014

10.4 ††	PAR Technology Corporation 2005 Equity Incentive Plan Outside Director Notice of Restricted Stock Award and Agreement (Form)	Form 10-K (File No. 001-09720)	10.21	3/31/2015

		Incorporated by reference into this Annual Report on Form 10-K
Exhibit Number	Exhibit Description	Form (File No.)	Exhibit	Date Filed

10.5 ††	PAR Technology Corporation 2005 Equity Incentive Plan Notice of Award and Agreement (Form)	Form 10-K (File No. 001-09720)	10.23	3/31/2015

10.6 ††	PAR Technology Corporation 2015 Equity Incentive Plan	Form S-8 (File No. 333-208063)	4.2	11/16/2015

10.7 ††	PAR Technology Corporation 2015 Equity Incentive Plan Notice of Award (Form)	Form S-8 (File No. 333-208063)	4.3	11/16/2015

10.8 ††	PAR Technology Corporation 2015 Equity Incentive Plan Outside Director Notice of Restricted Stock Award and Agreement (Form)	Form S-8 (File No. 333-208063)	4.4	11/16/2015

10.9 ††	Employment Offer Letter, dated November 14, 2016, between Bryan Menar and PAR Technology Corporation	Form 10-K (File No. 001-09720)	10.22	4/17/2017

10.10 ††	PAR Technology Corporation 2015 Equity Incentive Plan - Grant Notice - Option Award and Option Award Agreement (Form Effective November 2017)	Form 10-K (File No. 001-09720)	10.16	3/16/2018

10.11 ††	PAR Technology Corporation 2015 Equity Incentive Plan - Grant Notice - Restricted Stock Award and Restricted Stock Award Agreement (Form Effective November 2017, employees and directors)	Form 10-K (File No. 001-09720)	10.17	3/16/2018

10.12	Purchase Agreement, dated April 15, 2019, by and between PAR Technology Corporation and Jefferies LLC, as Initial Purchaser	Form 8-K (File No. 001-09720)	10.1	4/15/2019

10.13 ††	Amended and Restated PAR Technology Corporation 2015 Equity Incentive Plan	Form S-8 (File No. 333-232589)	99.1	7/9/2019

10.14 ††	Form of Amended and Restated PAR Technology Corporation 2015 Equity Incentive Plan - Grant Notice - Option Award and Option Award Agreement	Form 10-Q (File No. 001-09720)	10.2	8/7/2019

10.15 ††	Form of Amended and Restated PAR Technology Corporation 2015 Equity Incentive Plan - Grant Notice - Restricted Stock Award and Restricted Stock Award Agreement	Form 10-Q (File No. 001-09720)	10.3	8/7/2019

10.16 ††	Grant Notice - Restricted Stock Award and Restricted Stock Award Agreement, Grant Date May 13, 2019, Savneet Singh	Form 10-Q (File No. 001-09720)	10.4	8/7/2019

		Incorporated by reference into this Annual Report on Form 10-K
Exhibit Number	Exhibit Description	Form (File No.)	Exhibit	Date Filed

10.17	Purchase Agreement, dated February 5, 2020, by and between PAR Technology Corporation and Jefferies LLC, as Initial Purchaser	Form 8-K (File No. 001-09720)	10.1	2/10/2020

10.18 ††	Form of Amended and Restated PAR Technology Corporation 2015 Equity Incentive Plan - Grant Notices - Restricted Stock Unit Award and Restricted Stock Unit Award Agreement	Form 10-K (File No. 001-09720)	10.15	3/16/2020

10.19 ††	Employment Letter: Service as Chief Executive Officer, dated February 27, 2020, between PAR Technology Corporation and Savneet Singh	Form 10-K (File No. 001-09720)	10.20	3/16/2020

10.20††	Amended and Restated PAR Technology Corporation 2015 Equity Incentive Plan, as amended, June 4, 2020	Form S-8 (File No. 333-239230)	99.1	6/17/2020

10.21 ††	Employment Letter: Service as President, effective July 6, 2020, between PAR Government Systems Corporation and Matthew Cicchinelli	Form 10-Q (File No. 00109720)	10.2	8/7/2020

10.22 ††	Amendment, Grant Notice - Restricted Stock Award and the Restricted Stock Award Agreement, effective July 6, 2020, Matthew Cicchinelli, Participant	Form 10-Q (File No. 00109720)	10.3	8/7/2020

10.23	Underwriting Agreement with Jeffries, LLC	Form 8-K (File No. 001-09720)	1.1	10/1/2020

10.24††	Amendment to Employment Letter between PAR Technology Corporation and Savneet Singh, dated February 16, 2021			Filed herewith

21	Subsidiaries of PAR Technology Corporation			Filed herewith

23.1	Consent of Deloitte & Touche LLP			Filed herewith

23.2	Consent of BDO USA, LLP			Filed herewith

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended			Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended			Filed herewith
32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350			Furnished herewith

32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350			Furnished herewith

Incorporated by reference into this Annual Report on Form 10-K
Exhibit Number	Exhibit Description	Form (File No.)	Exhibit	Date Filed

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document			Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document			Filed herewith

101.INS	XBRL Instance Document			Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document			Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document			Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document			Filed herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).			Filed herewith
†† Indicates management contract or compensatory plan or arrangement.
*** Portions of this Exhibit were omitted pursuant to a grant of confidential treatment. The omitted portions have been separately filed with the Securities and Exchange Commission.
Item 16. FORM 10-K SUMMARY
None

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAR TECHNOLOGY CORPORATION

March 16, 2021	/s/ Savneet Singh
Savneet Singh
Chief Executive Officer & President
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Savneet Singh	Chief Executive Officer, President & Director
Savneet Singh	(Principal Executive Officer)	March 16, 2021

/s/ Bryan A. Menar	Chief Financial and Accounting Officer
Bryan A. Menar	(Principal Financial Officer and Principal Accounting Officer)	March 16, 2021

/s/ Cynthia A. Russo
Cynthia A. Russo	Director	March 16, 2021

/s/ Douglas G. Rauch
Douglas G. Rauch	Director	March 16, 2021

/s/ John W. Sammon
John W. Sammon	Director	March 16, 2021

/s/ James C. Stoffel
James C. Stoffel	Director	March 16, 2021