Form 10-Q
period 2021-03-31
PAR TECHNOLOGY CORP
filed 2021-05-10
CIK 708821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2021
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

(315) 738-0600
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.02 par value	PAR	New York Stock Exchange

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

As of May 3, 2021, 25,979,138 shares of the registrant’s common stock, $0.02 par value, were outstanding.

PAR TECHNOLOGY CORPORATION

PART I
FINANCIAL INFORMATION

“PAR,” “Brink POS®,” “PixelPoint®,” “PAR EverServ®,” “Restaurant Magic®”, “Data Central®”, and “Punchh®” are trademarks of PAR Technology Corporation. This report may also contain trade names and trademarks of other companies. Our use of or reference to such other companies' trade names or trademarks is not intended to imply any endorsement or sponsorship by these companies of PAR Technology Corporation or its products or services.
Forward-Looking Statements
This Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 (“Quarterly Report”) contains “forward-looking statements” within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not historical in nature, but rather are predictive of our future operations, financial condition, financial results, business strategies and prospects. Forward-looking statements are generally identified by words such as “anticipate,” “believe,” “belief,” “continue,” “could,” “expect,” “estimate,” “intend,” “may,” “opportunity,” “plan,” “should,” “will,” “would,” “will likely result,” and similar expressions. Forward-looking statements are based on management's current expectations and assumptions that are subject to risks and uncertainties, many of which are beyond our control, which could cause our actual results to differ materially from those expressed in or implied by forward-looking statements, including forward-looking statements relating to our expectations regarding the impact of the COVID-19 pandemic on our business, operations, and financial results. While we have taken precautionary measures intended to minimize the impact of COVID-19 to our employees and to our business, there can be no assurances that these actions are sufficient and that additional actions will not be required. Factors that have and may continue to adversely affect, and that could subsequently adversely impact, our business, operations and financial results due to the COVID-19 pandemic include: customer store closures; significant reductions or volatility in demand for our products and services; delayed or canceled store implementations, decreased product adoptions and bookings; reduced or delayed software or hardware deployments and a reprioritization of investments in technology or point-of-sale infrastructure; delayed or payment defaults by customers; our ability to be agile in the execution of our business and strategies and our management of business continuity risks, including increased exposure to potential cybersecurity breaches and attacks, disruptions or delays in product assembly and fulfillment and limitations on our selling and marketing efforts; our ability to successfully attract, hire and retain necessary qualified employees to develop and expand our business; and the possible impairment of goodwill and other intangible assets in the event of a significant decline in our financial performance. The extent to which the COVID-19 pandemic will continue to impact our business, operations, and financial results is uncertain and cannot be predicted, and there can be no assurance that the COVID-19 pandemic will not have a material and adverse effect on our business, operations and financial results during any quarter or year in which we are affected. Other factors, risks, trends and uncertainties that could cause our actual results to differ materially from those expressed in or implied by forward-looking statements are described under Part I, Item 2. “Management's Discussion and Analysis of Financial Condition and Results of Operations”, Part II, Item 1A. “Risk Factors” and elsewhere in this Quarterly Report, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the Securities and Exchange Commission (“SEC”) on March 16, 2021, and in our other filings with the SEC. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise, except as may be required under applicable securities law.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)
PAR TECHNOLOGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

Assets	March 31, 2021	December 31, 2020
Current assets:
Cash and cash equivalents	$173,122	$180,686
Accounts receivable – net	38,706	42,980
Inventories – net	25,296	21,638
Other current assets	7,970	3,625
Total current assets	245,094	248,929
Property, plant and equipment – net	13,627	13,856
Goodwill	41,214	41,214
Intangible assets – net	32,652	33,121
Lease right-of-use assets	2,423	2,569
Other assets	3,665	4,060
Total assets	$338,675	$343,749
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$676	$666
Accounts payable	18,886	12,791
Accrued salaries and benefits	10,620	13,190
Accrued expenses	3,930	2,606
Lease liabilities – current portion	1,133	1,200
Customer deposits and deferred service revenue	9,895	9,506
Total current liabilities	45,140	39,959
Lease liabilities – net of current portion	1,410	1,462
Deferred service revenue – noncurrent	2,838	3,082
Long-term debt	106,851	105,844
Other long-term liabilities	4,584	4,997
Total liabilities	160,823	155,344
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.02 par value, 1,000,000 shares authorized	—	—
Common stock, $.02 par value, 58,000,000 shares authorized, 23,103,979 and 22,982,955 shares issued, 21,961,788 and 21,917,357 outstanding at March 31, 2021 and December 31, 2020, respectively	462	459
Additional paid in capital	245,566	243,575
Accumulated deficit	(54,977)	(46,706)
Accumulated other comprehensive loss	(4,238)	(3,936)
Treasury stock, at cost, 1,142,191 shares and 1,065,598 shares at March 31, 2021 and December 31, 2020, respectively	(8,961)	(4,987)
Total shareholders’ equity	177,852	188,405
Total Liabilities and Shareholders’ Equity	$338,675	$343,749

See accompanying notes to unaudited interim condensed consolidated financial statements

PAR TECHNOLOGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Net revenues:
Product	$18,556	$18,634
Service	18,028	18,775
Contract	17,883	17,323
	54,467	54,732
Costs of sales:
Product	14,885	14,905
Service	12,695	12,646
Contract	16,687	16,134
	44,267	43,685
Gross margin	10,200	11,047
Operating expenses:
Selling, general and administrative	14,537	11,646
Research and development	5,809	4,865
Amortization of identifiable intangible assets	275	210
Gain on insurance proceeds	(4,400)	—
	16,221	16,721
Operating loss	(6,021)	(5,674)
Other expense – net	(51)	(406)
Loss on extinguishment of debt	—	(8,123)
Interest expense – net	(2,160)	(1,972)
Loss before provision for income taxes	(8,232)	(16,175)
(Provision for) benefit from income taxes	(39)	5,265
Net loss	$(8,271)	$(10,910)
Net loss per share (basic and diluted)	$(0.38)	$(0.61)
Weighted average shares outstanding (basic and outstanding)	21,929	17,941

See accompanying notes to unaudited interim condensed consolidated financial statements

PAR TECHNOLOGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Net loss	$(8,271)	$(10,910)
Other comprehensive income loss, net of applicable tax:
Foreign currency translation adjustments	(302)	201
Comprehensive loss	$(8,573)	$(10,709)

See accompanying notes to unaudited interim condensed consolidated financial statements

PAR TECHNOLOGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid in Capital	Accumulated deficit	Accumulated Other Comprehensive Loss	Treasury Stock		Total Shareholders’ Equity
	Shares	Amount				Shares	Amount
Balances at December 31, 2020	22,983	$459	$243,575	$(46,706)	$(3,936)	1,066	$(4,987)	$188,405
Issuance of common stock upon the exercise of stock options	34	1	408	—	—	—	—	409
Net issuance of restricted stock	87	2	263	—	—	—	—	265
Treasury stock acquired from employees upon vesting or forfeiture of restricted stock	—	—	—	—	—	76	(3,974)	(3,974)
Stock-based compensation	—	—	1,320	—	—	—	—	1,320
Foreign currency translation adjustments	—	—	—	—	(302)	—	—	(302)
Net loss	—	—	—	(8,271)	—	—	—	(8,271)
Balances at March 31, 2021	23,104	$462	$245,566	$(54,977)	$(4,238)	1,142	$(8,961)	$177,852

	Common Stock		Additional Paid in Capital	Accumulated deficit	Accumulated Other Comprehensive Loss	Treasury Stock		Total Shareholders’ Equity
	Shares	Amount				Shares	Amount
Balances at December 31, 2019	18,360	$367	$94,372	$(10,144)	$(5,368)	1,731	$(6,380)	$72,847
Issuance of common stock upon the exercise of stock options	2	—	30	—	—		—	30
Net issuance of restricted stock awards	21	—	—	—	—		—	—
Treasury stock acquired from employees upon vesting or forfeiture of restricted stock	—	—	—	—	—	38	(524)	(524)
Issuance of restricted stock for acquisition	908	19	—	—	—	—	—	19
Equity component of redeemed 2024 convertible notes (net of deferred taxes of $1.8 million)			(7,988)			(722)	2,435	(5,553)
Equity component of issued 2026 convertible notes (net of deferred taxes of $6.2 million and issuance costs of $0.9 million)	—	—	19,097	—	—	—	—	19,097
Stock-based compensation	—	—	1,089	—	—	—	—	1,089
Foreign currency translation adjustments	—	—	—	—	201	—	—	201
Net loss	—	—	—	(10,910)	—	—	—	(10,910)
Balances at March 31, 2020	19,291	$386	$106,600	$(21,054)	$(5,167)	1,047	$(4,469)	$76,296

See accompanying notes to unaudited interim condensed consolidated financial statements

PAR TECHNOLOGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(8,271)	$(10,910)
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation, amortization and accretion	3,990	3,142
Current expected credit losses	18	244
Provision for obsolete inventory	210	1,188
Stock-based compensation	1,320	1,089
Loss on debt extinguishment	—	8,123
Deferred income tax	—	(5,386)
Changes in operating assets and liabilities:
Accounts receivable	4,267	(1,289)
Inventories	(3,850)	(5,201)
Other current assets	(4,343)	(2,764)
Other assets	421	85
Accounts payable	5,658	218
Accrued salaries and benefits	(3,916)	(1,646)
Accrued expenses	1,332	(283)
Customer deposits and deferred service revenue	143	(1,733)
Other long-term liabilities	(413)	—
Net cash used in operating activities	(3,434)	(15,123)
Cash flows from investing activities:
Capital expenditures	(152)	(188)
Capitalization of software costs	(1,517)	(1,852)
Net cash used in investing activities	(1,669)	(2,040)
Cash flows from financing activities:
Payments of long-term debt	(163)	(154)
Payments for the extinguishment of notes payable	—	(66,250)
Proceeds from notes payable, net of issuance costs	—	115,916
Treasury stock acquired from employees upon vesting or forfeiture of restricted stock	(2,362)	(153)
Proceeds from exercise of stock options	409	30
Net cash (used in) provided by financing activities	(2,116)	49,389
Effect of exchange rate changes on cash and cash equivalents	(345)	(173)
Net (decrease) increase in operating activities	(7,564)	32,053
Cash and cash equivalents at beginning of period	180,686	28,036
Cash and equivalents at end of period	$173,122	$60,089

Supplemental non-cash investing and financing flow information:
Cash paid for interest	$19	$953
Income taxes, net of refunds	5	—
Capitalized software recorded in accounts payable	317	—
Capital expenditures in accounts payable	122	—

See accompanying notes to unaudited interim condensed consolidated financial statement

PAR TECHNOLOGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Basis of Presentation

The accompanying unaudited condensed consolidated financial statements (“financial statement”) of PAR Technology Corporation through its consolidated subsidiaries (collectively, the “Company”, “PAR”, “we”, “us” or “our Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements as promulgated by the Securities and Exchange Commission (“SEC”). In the opinion of management, the Company's financial statements include all normal and recurring adjustments necessary in order to make the financial statements not misleading and to provide a fair presentation of the Company's financial results for the interim period included in this Quarterly Report on Form 10-Q (this “Quarterly Report”). Interim results are not necessarily indicative of results for the full year or any future periods. The information included in this Quarterly Report should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the SEC on March 16, 2021 (“2020 Annual Report”).

The preparation of the financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include revenue recognition, stock-based compensation, the recognition and measurement of assets acquired and liabilities assumed in business combinations at fair value, the carrying amount of property, plant and equipment including right-to-use assets and liabilities, identifiable intangible assets and goodwill, the measurement of liabilities and equity recognized for outstanding convertible notes, valuation allowances for receivables, inventories, and measurement of contingent consideration at fair value. Actual results could differ from those estimates. The Company's estimates are subject to uncertainties associated with the ongoing COVID-19 pandemic; the extent to which the COVID-19 pandemic will impact these estimates is uncertain and cannot be predicted, and there can be no assurance that the COVID-19 pandemic will not have a material and adverse effect on these estimates.

The Company operates in two distinct reporting segments, Restaurant/Retail and Government. The Company’s chief operating decision maker is the Company’s Chief Executive Officer. The Restaurant/Retail segment provides point-of-sale (“POS”) software and hardware, back-office software, and integrated technical solutions to the restaurant and retail industries. The Government segment provides intelligence, surveillance, and reconnaissance solutions and mission systems support to the United States Department of Defense and other Federal agencies. In addition, the financial statements include corporate operations, which are comprised of enterprise-wide functional departments.

Cash and Cash Equivalents

The Company considers all highly liquid investments, purchased with a remaining maturity of three months or less, to be cash equivalents including money market funds.

The Company maintained bank balances that, at times, exceeded the federally insured limit during the three months ended March 31, 2021. The Company has not experienced losses relating to these deposits and management does not believe that the Company is exposed to any significant credit risk with respect to these amounts.

Cash and cash equivalents consist of the following (in thousands):

	March 31, 2021	December 31, 2020
Cash and cash equivalents
Cash	$63,580	$59,700
Money market funds	109,542	120,986
Total cash and cash equivalents	$173,122	$180,686

Gain on Insurance Proceeds

During the three months ended March 31, 2021, the Company received $4.4 million of insurance proceeds in connection with the settlement of a legacy claim.

Other Long-Term liabilities

Other long-term liabilities represent amounts owed to employees that participate in the Company’s deferred compensation plan, and the long-term portion of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) deferred payroll taxes. The amount owed to employees participating in the deferred compensation plan was $2.8 million at March 31, 2021 and December 31, 2020.

Under the CARES Act employers can defer payment of the employer portion of social security taxes through the end of 2020, with 50% of the deferred amount due December 31, 2021 and the remaining 50% due December 31, 2022. As permitted under the CARES Act, the Company deferred payment of the employer portion of social security taxes through the end of 2020. As of March 31, 2021 and December 31, 2020, the Company deferred a total of $2.8 million of payroll taxes during 2020, to be paid equally in the fourth quarters of 2021 and 2022. The current portion of the deferred payroll taxes was $1.4 million at March 31, 2021 and December 31, 2020 and was included within accrued salaries and benefits and $1.4 million in other long-term liabilities on the consolidated balance sheet.

Recently Adopted Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify various requirements related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and clarifies and amends existing guidance to improve consistent application. The Company adopted ASU 2016-13 effective January 1, 2021, and the application of the standard had no material impact on the Company's financial statements for the three months ended March 31, 2021.

Accounting Pronouncements Not Yet Adopted

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

With the exception of the standards discussed above, there were no other recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2021 that are of significance or potential significance to the Company.

Note 2 — Revenue Recognition

The Company's revenue is derived from software as a service (“SaaS”), hardware and software sales, software activation, hardware support, installations, maintenance and professional services. Accounting Standards Codification (“ASC”) Topic 606: Revenue from Contracts with Customers requires the Company to distinguish and measure performance obligations under customer contracts. Contract consideration is allocated to all performance obligations within the arrangement or contract. Performance obligations that are determined not to be distinct are combined with other performance obligations until the combined unit is determined to be distinct and that combined unit is then recognized as revenue over time or at a point in time depending on when control is transferred.

The Company evaluated the potential performance obligations within its Restaurant/Retail segment and evaluated whether each performance obligation met the ASC Topic 606 criteria to be considered distinct performance obligations. Revenue in the Restaurant/Retail segment is recognized at a point in time for software, hardware and installations. Revenue on these items are recognized when the customer obtains control of the asset. This generally occurs upon delivery and acceptance by the customer or upon installation or delivery to a third party carrier for onward delivery to customer. Additionally, revenue in the Restaurant/Retail segment relating to SaaS, Advanced Exchange hardware service programs, on-site support and other services is recognized over time as the customer simultaneously receives and consumes the benefits of the Company’s performance obligations. The Company’s support services are stand-ready obligations that are provided over the life of the contract, generally 12 months. The Company offers installation services to its customers for hardware and software for which the Company primarily hires third-party contractors to install the equipment on the Company's behalf. The Company pays third party contractors an installation service fee based on an hourly rate agreed to by the Company and contractor. When third party installers are used, the Company determines whether the nature of its performance obligations is to provide the specified goods or services itself (principal) or to arrange for a third-party to provide the goods or services (agent). In the Company's customer arrangements, the Company is primarily responsible for providing a good or service; and the Company has inventory risk before the good or service is transferred to the customer, and the Company has discretion in establishing prices. As a result, the Company concluded that it is the principal in the arrangement and records installation revenue on a gross basis.

The support services associated with hardware and software sales are a “stand-ready obligation” satisfied over time on the basis that the customer consumes and receives a benefit from having access to the Company's support resources, when and as needed, throughout the contract term. For this reason, the support services are recognized ratably over the term since the Company satisfies its obligation to stand ready by performing these services each day. Contracts typically require payment within 30 to 90 days from the shipping date or installation date, depending on the Company's terms with the customer. The primary method used to estimate a stand-alone selling price, is the price that the Company charges for the particular good or service sold by the Company separately under similar circumstances to similar customers. The Company determines stand-alone selling prices as follows: hardware, software and software activation (one-time fee at the initial offering of software or SaaS) performance obligations are recognized at a stand-alone selling price based on the price at which the Company sells the particular good or service separately in similar circumstances and to similar customers. The stand-alone selling price for all other performance obligations, including: pass-through hardware, such as terminals, printers, or card readers; hardware support (referred to as Advanced Exchange), installation, maintenance, software upgrades, and professional services (project management) is recognized by using an expected cost plus margin.

The Company's revenue in the Government segment is recognized over time as control is generally transferred continuously to its customers. Revenue generated by the Government segment is predominantly related to services; provided, however, revenue is also generated through the sale of materials, software, hardware, and maintenance. For the Government segment cost plus fixed fee contract portfolio, revenue is recognized over time using costs incurred to date to measure progress toward satisfying the Company's performance obligations. Incurred cost represents work performed, which corresponds with, and thereby best depicts, the transfer of control to the customer. Contract costs include labor, material, overhead and general and administrative expenses. Profit is recognized on the fixed fee portion of the contract as costs are incurred and invoiced. Long-term fixed price contracts and programs involve the use of judgment to estimate the total contract revenue and costs. For long-term fixed price contracts, the Company estimates the profit on a contract as the difference between the total estimated revenue and expected costs to complete a contract, and recognize that profit over the life of the contract. Contract estimates are based on various assumptions to project the outcome of future events. These assumptions include: labor productivity and availability; the complexity of the work to be performed; and the performance of subcontractors. Revenue and profit in future periods of contract performance are recognized using the aforesaid assumptions, and adjusting the estimate of costs to complete a contract. Once the services provided are determined to be distinct or not distinct, the Company evaluates how to allocate the transaction price. Generally, the Government segment does not sell the same good or service to similar customers and the contract performance obligations are unique to each government solicitation. The performance obligations are typically not distinct. In cases where there are distinct performance obligations, the transaction price would be allocated to each performance obligation on a ratable basis based upon the stand-alone selling price of each performance obligation. Cost plus margin is used for the cost plus fixed fee contract portfolios as well as the fixed price and time and materials contracts portfolios to determine the stand-alone selling price.

In determining when to recognize revenue, the Company analyzes whether its performance obligations in its Government contracts are satisfied over a period of time or at a point in time. In general, the Company's performance obligations are satisfied over a period of time. However, there may be circumstances where the latter or both scenarios could apply to a contract.

The Company does not include backlog as revenue as it may not result in actual revenue in any particular period, or at all. The Company usually expects payment within 30 to 90 days from satisfaction of a performance obligation. None of the Company's contracts as of March 31, 2021 or March 31, 2020 contained a significant financing component.

Performance Obligations Outstanding

The Company's performance obligations outstanding represent the transaction price of firm, non-cancellable orders, with expected delivery dates to customers after March 31, 2021 and March 31, 2020, respectively, for work that has not yet been performed. The activity of outstanding performance obligations as it relates to customer deposits and deferred service revenue is as follows:

(in thousands)	2021	2020
Beginning balance - January 1	$11,082	$12,486
Recognition of deferred revenue	(2,603)	(4,034)
Deferral of revenue	2,597	4,026
Ending balance - March 31	$11,076	$12,478
The above table excludes customer deposits of $1.6 million and $1.8 million for the three months ended March 31, 2021 and 2020, respectively. The majority of the deferred revenue balances above relate to professional services, maintenance agreements, and software licenses. These are recognized straight-line over the life of the contract, with the majority of the balance being recognized within the next twelve months.

In the Restaurant/Retail segment most performance obligations relate to service and support contracts, approximately 78% of which the Company expects to fulfill within one year. The Company expects to fulfill 100% of support and service contracts within 60 months. At March 31, 2021 and December 31, 2020, transaction prices allocated to future performance obligations were $11.1 million and $11.1 million, respectively.

During the three months ended March 31, 2021 and March 31, 2020, the Company recognized revenue of $2.6 million and $4.0 million, respectively, which are included in contract liabilities at the beginning of each such period.

The value of existing contracts in the Government segment at March 31, 2021, net of amounts relating to work performed to that date, was approximately $140.1 million, of which $30.2 million was funded, and at December 31, 2020, net of amounts relating to work performed to that date, was approximately $150.5 million, of which $27.8 million was funded. The value of existing contracts, net of amounts relating to work performed at March 31, 2021 are expected to be recognized as revenue over time as follows (in thousands):

Next 12 Months	$56,238
Months 13-24	47,328
Months 25-36	24,434
Thereafter	12,066
TOTAL	$140,066

Disaggregated Revenue
The Company disaggregates revenue from contracts with customers by major product line for each of its reporting segments because the Company believes it best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

Disaggregation of revenue is as follows (in thousands):

	Three months ended March 31, 2021
	Restaurant/Retail Point in Time	Restaurant/Retail Over Time	Government Over Time
Hardware	$17,835	$—	$—
Software	243	7,633	—
Service	3,412	7,461	—
Mission Systems	—	—	9,547
ISR Solutions	—	—	8,131
Product	—	—	205
TOTAL	$21,490	$15,094	$17,883

	Three months ended March 31, 2020
	Restaurant/Retail Point in Time	Restaurant/Retail Over Time	Government Over Time
Hardware	$18,137	$—	$—
Software	562	6,382	—
Service	4,942	7,386	—
Mission Systems	—	—	8,448
ISR Solutions	—	—	8,772
Product	—	—	103
TOTAL	$23,641	$13,768	$17,323
The Company has reclassified the prior year information in the above table to conform to the current year presentation.

Practical Expedients and Exemptions
The Company generally expenses sales commissions when incurred because the amortization period would be less than one year or the total amount of commissions is immaterial. Commissions are recorded in selling, general and administrative expenses. The Company elected to exclude from the transaction price measurement, all taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction and collected by the Company from a customer (for example, sales, use, value added, and some excise taxes).

Note 3 — Accounts Receivable, Net

The Company’s net accounts receivables consists of (in thousands):

	March 31, 2021	December 31, 2020
Government segment:
Billed	$10,700	$11,225
Advanced billings	(159)	(948)
	10,541	10,277

Restaurant/Retail segment:	28,165	32,703
Accounts receivable - net	$38,706	$42,980

At March 31, 2021 and December 31, 2020, the Company had current, expected credit loss of $1.3 million and $1.4 million, respectively, against accounts receivable for the Restaurant/Retail segment. Changes in the current, expected credit loss were as follows:

(in thousands)	2021	2020
Beginning Balance - January 1	$1,416	$1,849
(Reductions) provisions	(18)	380
Write-offs	(129)	(156)
Recoveries	(15)	—
Ending Balance - March 31	$1,254	$2,073

Receivables recorded as of March 31, 2021 and December 31, 2020 all represent unconditional rights to payments from customers.

Note 4 — Inventories, Net

Inventories are used in the manufacture and service of Restaurant/Retail products. The components of inventory, net consist of the following:

(in thousands)	March 31, 2021	December 31, 2020
Finished goods	$14,634	$12,747
Work in process	8	16
Component parts	6,717	6,105
Service parts	3,937	2,770
	$25,296	$21,638

At March 31, 2021 and December 31, 2020, the Company had excess and obsolescence reserves of $12.2 million and $12.0 million, respectively, against inventories.

Note 5 — Identifiable Intangible Assets and Goodwill

The Company's identifiable intangible assets represent intangible assets acquired from acquisitions and software development costs. The Company capitalizes certain costs related to the development of its platform and other software applications for internal use in accordance with ASC Topic 350-40, Intangibles - Goodwill and Other - Internal - Use Software. The Company begins to capitalize its costs to develop software when preliminary development efforts are successfully completed, management has authorized and committed project funding, and it is probable that the project will be completed and the software will be used as intended. The Company stops capitalizing these costs when the software is substantially complete and ready for its intended use, including the completion of all significant testing. These costs are amortized on a straight-line basis over the estimated useful life of the related asset, generally estimated to be three to five years. The Company also capitalizes costs related to specific upgrades and enhancements when it is probable the expenditure will result in additional functionality and expense costs incurred for maintenance and minor upgrades and enhancements. Costs incurred prior to meeting these criteria together with costs incurred for training and maintenance are expensed as incurred and recorded within research and development expenses in the Company's consolidated statements of operations.

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

Included in identifiable intangible assets are approximately $3.6 million and $6.5 million of costs related to software products that have not satisfied the general release threshold as of March 31, 2021 and December 31, 2020, respectively. These software products are expected to satisfy the general release threshold within the next 12 months. Software costs placed into service during the three months ended March 31, 2021 and March 31, 2020 were $4.8 million and $1.8 million, respectively. Annual amortization charged to cost of sales is computed using the straight-line method over the remaining estimated economic life of the product, generally three to five years. Amortization of capitalized software development costs for the three months ended March 31, 2021 and March 31, 2020 were $2.0 million and $1.6 million, respectively.

The components of identifiable intangible assets are:

(in thousands)	March 31, 2021	December 31, 2020	Estimated Useful Life
Acquired and internally developed software costs	$44,979	$40,170	3 - 5 years
Customer relationships	4,860	4,860	7 years
Trade names	1,410	1,410	2 - 5 years
Non-competition agreements	30	30	1 year
	51,279	46,470
Less accumulated amortization	(22,624)	(20,265)
	28,655	26,205
Internally developed software costs not meeting general release threshold	3,597	6,516
Trademarks, trade names (non-amortizable)	400	400
	$32,652	$33,121

The expected future amortization of intangible assets, assuming straight-line amortization of capitalized software development costs and acquisition related intangibles, excluding software costs not meeting the general release threshold, is as follows (in thousands):

2021, remaining	$6,479
2022	7,321
2023	5,321
2024	3,360
2025	3,105
Thereafter	3,069
Total	$28,655

The Company operates in two reporting segments, Restaurant/Retail and Government, which are also the Company's identified reporting units for purposes of evaluating goodwill impairment. The Company tests goodwill for impairment on an annual basis, or more often if events or circumstances indicate that there may be impairment of goodwill. Goodwill is assigned to a specific reporting unit at the date the goodwill is initially recorded; once assigned, goodwill no longer retains its association with a particular acquisition and all of the activities within the reporting unit, whether acquired organically or from a third-party, are available to support the value of the goodwill. The amount of goodwill carried by the Restaurant/Retail and Government segments remained at $41.2 million for both March 31, 2021 and December 31, 2020, respectively.
Note 6 — Debt

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

On February 10, 2020, the Company sold $120.0 million in aggregate principal amount of 2.875% Convertible Senior Notes due 2026 (the “2026 Notes” and, together with the 2024 Notes, the “Notes”). The 2026 Notes were sold pursuant to an indenture, dated February 10, 2020 (the “2026 Indenture” and, together with the 2024 Indenture, the “Indentures”), between the Company and The Bank of New York Mellon Trust Company, N.A., as Trustee. The 2026 Notes pay interest at a rate equal to 2.875% per year, payable semiannually in arrears on April 15 and October 15 of each year, beginning October 15, 2020. Interest accrues on the 2026 Notes from the last date to which interest has been paid or duly provided for or, if no interest has been paid or duly provided for, from February 10, 2020. Unless earlier converted, redeemed or repurchased, the 2026 Notes mature on April 15, 2026.

The Company used approximately $66.3 million (excluding cash payments relating to accrued interest and fractional shares) from its sale of the 2026 Notes and issued 722,423 shares of common stock at $32.43 per share out of treasury stock with an average cost basis of $3.37 per share to repurchase approximately $66.3 million in aggregate principal amount of the 2024

Notes through individually negotiated transactions. Of the total price paid for the 2024 Notes, $59.0 million was allocated to the 2024 Notes settlement, $30.8 million was allocated to the equity component, and $1.0 million was used to pay off accrued interest on the 2024 Notes. The consideration transferred was allocated to the liability and equity components of the 2024 Notes using the equivalent rate that reflected the borrowing rate for a similar non-convertible debt instrument immediately prior to settlement. The transaction resulted in a loss on settlement of convertible notes of $8.1 million, which is recorded as a Loss on extinguishment of debt in the Company’s unaudited condensed consolidated statements of operations. The loss represents the difference between (i) the fair value of the liability component and (ii) the sum of the carrying value of the debt component and any unamortized debt issuance costs at the time of settlement.

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

In accordance with ASC Topic 470-20 Debt with Conversion and Other Options — Beneficial Conversion Features, the initial measurement of the 2024 Notes at fair value resulted in a liability of $62.4 million and as such, the calculated discount resulted in an implied value of the convertible feature recognized in Additional Paid in Capital of $17.6 million; and the initial measurement of the 2026 Notes at fair value resulted in a liability of $93.8 million and as such, the calculated discount resulted in an implied value of the convertible feature recognized in Additional Paid in Capital of $26.2 million. Issuance costs for the Notes amounted to $4.9 million and $4.2 million for the 2024 Notes and 2026 Notes, respectively. These costs were allocated to debt and equity components on a ratable basis. For the 2024 Notes this amounted to $3.8 million and $1.1 million to the debt and equity components, respectively. For the 2026 Notes this amounted to $3.3 million and $0.9 million to the debt and equity components, respectively.

The Indentures contain covenants that, among other things, restrict the Company’s ability to merge, consolidate or sell, or otherwise dispose of, substantially all of its assets and customary Events of Default (as defined in the Indentures).

As a result of the changes to the equity components of the Notes, the Company recognized a deferred income tax benefit of $5.4 million during the three months ended March 31, 2020.

The following table summarizes information about the net carrying amounts of the Notes as of March 31, 2021:

(in thousands)	2024 Notes	2026 Notes
Principal amount of notes outstanding	$13,750	$120,000
Unamortized discount (including unamortized debt issuance cost)	(2,447)	(24,984)
Total long-term portion of notes payable	$11,303	$95,016

The following table summarizes interest expense recognized on the Notes:

(in thousands)	Three months ended March 31,
	2021	2020
Contractual interest expense	$(1,017)	$(1,014)
Amortization of debt issuance costs and discount	(1,174)	(958)
Total interest expense	$(2,191)	$(1,972)

The following table summarizes the future principal payments for the Notes as of March 31, 2021 (in thousands):

2021, remaining	$—
2022	—
2023	—
2024	13,750
2025	—
Thereafter	120,000
Total	$133,750

In connection with the acquisition of AccSys, LLC in December 2019, the Company entered into a $2.0 million subordinated promissory note. The note bears interest at 5.75% per annum, with monthly payments of principal and interest in the amount of $60,625 payable beginning January 15, 2020 through maturity on December 15, 2022. As of March 31, 2021, the outstanding balance of the subordinated promissory note was $1.2 million of which $0.7 million was in the current portion of long-term debt. The Company's future minimum principal payments are $0.5 million and $0.7 million for the remainder of 2021 and 2022, respectively.
Note 7 — Common Stock

On October 5, 2020, the Company completed an underwritten public offering (the “Secondary Offering”) of 3,350,000 shares of common stock at a price to the public of $38.00 per share, resulting in $121.8 million of proceeds, net of underwriting discounts and commissions and offering expenses payable by the Company. In connection with the Secondary Offering, the Company granted Jeffries LLC, the underwriter of the offering, a 30 day option to purchase up to an additional 502,500 shares of common stock at the same public offering price, less underwriting discounts and commissions. On November 3, 2020, Jeffries, LLC partially exercised its option and purchased 266,022 shares of common stock, resulting in an additional $9.6 million of proceeds, net of underwriting discounts and commissions and offering expenses payable by the Company.
Note 8 — Stock Based Compensation

The Company applies the fair value recognition provisions of ASC Topic 718: Stock Compensation. Stock-based compensation expense, net of forfeitures of $34.0 thousand and $52.0 thousand for March 31, 2021 and March 31, 2020, respectively, was recorded to the following line items in the consolidated statements of operations for the three months ended March 31:

	2021	2020
Cost of Sales - Contracts	$67	$94
Selling, general and administrative	1,253	995
Total stock-based compensation expense	$1,320	$1,089
At March 31, 2021, the aggregate unrecognized compensation expense related to unvested equity awards was $9.1 million, which is expected to be recognized as compensation expense in fiscal years 2021 through 2024.

A summary of stock option activity for the three months ended March 31, 2021 is below:

(in thousands, except for exercise price)	Options Outstanding	Weighted Average Exercise Price
Outstanding at January 1, 2021	957	$14.29
Exercised	(34)	12.29
Canceled/forfeited	(29)	18.78
Outstanding at March 31, 2021	894	$14.22

A summary of unvested restricted stock activity for the three months ended March 31, 2021 is below:

(in thousands, except for award value)	Restricted Stock Awards	Weighted Average Award Value
Outstanding at January 1, 2021	61	$25.62
Granted	2	22.36
Vested	(33)	24.91
Forfeited and cancelled	(1)	20.94
Outstanding at March 31, 2021	29	$26.25

A summary of unvested restricted stock units (“RSU”) activity for the three months ended March 31, 2021 is below:

(in thousands, except for award value)	RSU Awards	Weighted Average Award Value
Outstanding at January 1, 2021	427	$15.46
Granted	73	76.13
Vested	(86)	16.40
Outstanding at March 31, 2021	414	$26.22
Note 9 — Net Loss Per Share

Earnings per share is calculated in accordance with ASC Topic 260: Earnings per Share, which specifies the computation, presentation and disclosure requirements for earnings per share (“EPS”). It requires the presentation of basic and diluted EPS. Basic EPS excludes all dilution and is based upon the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the potential dilution that would occur if convertible securities or other contracts to issue common stock were exercised. At March 31, 2021, there were 894,000 anti-dilutive stock options outstanding compared to 951,000 as of March 31, 2020. At March 31, 2021 there were 414,000 anti-dilutive restricted stock units compared to 67,000 as of March 31, 2020.

The potential effects of 2024 Notes and 2026 Notes conversion features were excluded from the diluted net loss per share as of March 31, 2021 and March 31, 2020. Potential shares from 2024 Notes and 2026 Notes conversion features at respective maximum conversion rates of 46.4037 per share and 30.8356 per share are approximately 638,051 and 3,700,272, respectively. Refer to “Note 6 — Debt” for additional information.
Note 10 — Contingencies

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

On March 21, 2019, Kandice Neals on behalf of herself and others similarly situated (the “Neals Plaintiff”) filed a complaint against PAR Technology Corporation in the Circuit Court of Cook County, Illinois County Department, Chancery Division. The complaint asserted that PAR Technology Corporation violated the Illinois Biometric Information Privacy Act in the alleged collection, use, and storage of her and others' biometric data derived from fingerprint scans taken for authentication purposes on point-of-sale systems. The lawsuit was removed to the Federal District Court for the Northern District of Illinois (the “District Court”) and was subsequently dismissed on December 19, 2019 without prejudice. On January 15, 2020, the Neals Plaintiff filed an amended complaint against ParTech, Inc. with the District Court. On January 29, 2020, ParTech, Inc. filed its answer and affirmative defenses to the amended complaint. The Company believes that this lawsuit is without merit. The Company’s estimated liability for this complaint is not material and related contingencies are not expected to have a material effect on the Company’s financial statements.

In 2016, the Company's Audit Committee commenced an internal investigation into conduct at the Company's China and Singapore offices and voluntarily notified the SEC and the U.S. Department of Justice (“DOJ”) of the internal investigation. Following the conclusion of the Audit Committee's internal investigation, the Company voluntarily reported the relevant findings of the investigation to the China and Singapore authorities. In early April 2019, the SEC notified the Company that based on current information, it did not intend to recommend an enforcement action against the Company; shortly thereafter, the DOJ advised that it did not intend to separately proceed. Based on recent communications from the Singaporean authority, a penalty related to this matter is probable; the Company’s estimated liability for this penalty is not material and related contingencies are not expected to have a material effect on the Company’s financial statements. The Company has cooperated with the Chinese authorities, but it is unable to predict what actions the Chinese agencies might take at this time.
Note 11 — Segment and Related Information

The Company is organized in two segments, Restaurant/Retail and Government. Management views the Restaurant/Retail and Government segments separately in operating its business, as the products and services are different for each segment.

The Restaurant/Retail segment is a provider of software, systems and services to the restaurant and retail industries. The Restaurant/Retail segment provides multi-unit and individual restaurants, franchisees, and enterprise customers in the three major restaurant categories (fast casual, quick serve, and table service) a fully integrated cloud solution with its Brink POS cloud software and POS hardware for the front-of-house, its back-office cloud software Data Central for the back-of-house, and its wireless headsets for drive-thru order taking. This segment also offers a comprehensive portfolio of services to support its customer' technology and hardware requirements before, during and after software and/or hardware deployments. The Government segment performs complex technical studies, analysis, experiments, develops innovative solutions, and provides on-site engineering in support of advanced defense, security and aerospace systems. This segment also provides expert on-site services for operating and maintaining U.S. Government-owned communication assets.

Information noted as “Other” primarily relates to the Company’s corporate operations.

Information as to the Company’s segments is set forth below:

(in thousands)	Three Months Ended March 31,
	2021	2020
Net Revenues:
Restaurant/Retail	$36,584	$37,409
Government	17,883	17,323
Total	$54,467	$54,732

Operating loss:
Restaurant/Retail	$(9,285)	$(6,070)
Government	1,190	1,179
Other	2,074	(783)
Total	(6,021)	(5,674)
Other expense, net	(51)	(406)
Interest expense, net	(2,160)	(1,972)
Loss on extinguishment of debt	—	(8,123)
Loss before benefit from income taxes	$(8,232)	$(16,175)

Depreciation, amortization and accretion:
Restaurant/Retail	$2,429	$1,855
Government	36	16
Other	1,525	1,271
Total	$3,990	$3,142

Segment information, continued:

(in thousands)	Three Months Ended March 31,
	2021	2020
Capital expenditures including software costs:
Restaurant/Retail	$1,517	$1,707
Government	152	211
Other	—	122
Total	$1,669	$2,040

Revenues by country:
United States	$50,603	$52,631
Other Countries	3,864	2,101
Total	$54,467	$54,732

The following table represents assets by reporting segment.

(in thousands)	March 31, 2021	December 31, 2020
Restaurant/Retail	$141,330	$140,606
Government	13,165	13,150
Other	184,180	189,993
Total	$338,675	$343,749

The following table represents identifiable long-lived tangible assets by country based on the location of the assets.

(in thousands)	March 31, 2021	December 31, 2020
United States	$247,937	$250,275
Other Countries	14,449	16,570
Total	$262,386	$266,845

The following table represents goodwill by reporting segment.

(in thousands)	March 31, 2021	December 31, 2020
Restaurant/Retail	$40,478	$40,478
Government	736	736
Total	$41,214	$41,214

Customers comprising 10% or more of the Company’s total revenues by reporting segment are summarized as follows:

	Three Months Ended March 31,
	2021	2020
Restaurant/Retail reporting segment:
Dairy Queen	9%	16%
Yum! Brands, Inc.	12%	11%

Government reporting segment:
U.S. Department of Defense	33%	32%
All Others	46%	41%
	100%	100%

No other customer within All Others represented 10% or more of the Company’s total revenue for the three months ended March 31, 2021 or 2020.
Note 12 — Fair Value of Financial Instruments

The Company’s financial instruments have been recorded at fair value using available market information and valuation techniques. The fair value hierarchy is based upon three levels of input, which are:

Level 1 — quoted prices in active markets for identical assets or liabilities (observable)
Level 2 — inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in inactive markets, or other inputs that are observable market data for essentially the full term of the asset or liability (observable)
Level 3 — unobservable inputs that are supported by little or no market activity, but are significant to determining the fair value of the asset or liability (unobservable)

The Company’s financial instruments primarily consist of cash and cash equivalents, trade receivables, trade payables, debt instruments and deferred compensation assets and liabilities. The carrying amounts of cash and cash equivalents, trade receivables and trade payables as of March 31, 2021 and December 31, 2020 were considered representative of their fair values. The estimated fair value of the 2024 Notes and 2026 Notes at March 31, 2021 was $32.0 million and $206.0 million, respectively. The valuation techniques used to determine the fair value of the 2024 Notes and the 2026 Notes are classified within Level 2 of the fair value hierarchy.

The deferred compensation assets and liabilities primarily relate to the Company’s deferred compensation plan, which allows for pre-tax salary deferrals for certain key employees. Changes in the fair value of the deferred compensation liabilities are derived using quoted prices in active markets of the asset selections made by the participants. The deferred compensation liabilities are classified within Level 2, the fair value classification as defined under FASB ASC Topic 820: Fair Value Measurements, because their inputs are derived principally from observable market data by correlation to the hypothetical investments. The Company holds insurance investments to partially offset the Company’s liabilities under its deferred compensation plan, which are recorded at fair value each period using the cash surrender value of the insurance investments.

The amounts owed to employees participating in the deferred compensation plan at March 31, 2021 was $2.6 million compared to $2.8 million at December 31, 2020 and is included in other long-term liabilities on the balance sheets.

The Company's Level 3 liability had a fair value of $0 at March 31, 2021 and December 31, 2020.

The following table provides quantitative information associated with the fair value measurement of the Company’s Level 3 liability for contingent consideration at March 31, 2021 and December 31, 2020.

Contingency Type	Maximum Payout (undiscounted) (in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average or Range
Revenue-based payments	$1,965	$—	Monte Carlo	Revenue volatility	25.0%
				Discount rate	14.0%
				Projected year(s) of payment	2021-2022
Note 13 — Subsequent Event

On April 8, 2021, the Company, ParTech, Inc., and Sliver Merger Sub, Inc., a wholly owned subsidiary of ParTech, Inc. (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Punchh Inc. (“Punchh”), and Fortis Advisors LLC (“Stockholder Representative”), solely in its capacity as the initial Stockholder Representative. The Merger was executed as part of the Company's strategy to be a unified commerce cloud platform for restaurants and retailers, and included the addition of Punchh's loyalty and customer engagement platform. Pursuant to the Merger Agreement, on April 8, 2021, Merger Sub merged with and into Punchh (the “Merger”), with Punchh surviving the Merger and becoming a wholly owned subsidiary of the Company. In connection with the Merger, the Company paid former Punchh stockholders approximately $500.0 million (including holders of vested options and warrants) consisting of approximately (i) $390.0 million in cash (the “Cash Consideration”), and (ii) 1,594,202 shares of the Company's common stock, in each case subject to certain adjustments (including customary adjustments for Punchh cash, debt, debt-like items, and net working capital at closing) for 100% of the equity interests in Punchh.

In connection with, and to partially fund the Cash Consideration for, the Merger, on April 8, 2021, the Company entered into (i) a credit agreement, as the borrower, with certain of its U.S. subsidiaries, as guarantors, the lenders that are party thereto, and Owl Rock First Lien Master Fund, L.P., as administrative agent and collateral agent, that provides for a term loan in an initial aggregate principal amount of $180.0 million; and (ii) securities purchase agreements with each of PAR Act III, LLC (“Act III”), and certain funds and accounts advised by T. Rowe Price Associates, Inc., acting as investment adviser, to raise approximately $160.0 million through a private placement of the Company's common stock. The Company also issued to Act III a warrant to purchase 500,000 shares of the Company's common stock with an exercise price of $76.50 per share.

The initial accounting for the business combination was incomplete at May 10, 2021; however, the Company's financial results for the three-month period ending March 31, 2021 did include acquisition related costs of $0.7 million. The assets and liabilities of Punchh will be adjusted to their respective fair values as of April 8, 2021, the closing date of the transaction, including working capital, property, plant and equipment, and identifiable intangible assets acquired through the Merger. The excess of the purchase price over the fair value of net assets acquired will be recorded to goodwill. Intangible assets acquired include, but are not necessarily limited to, developed technology and customer relationships. The estimated acquisition date fair value of these and other acquired assets and liabilities assumed may ultimately be based, in part, on inputs that are unobservable. The Company's initial purchase price allocation will be presented in the Company's Form 10-Q for the quarter ending June 30, 2021.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

When used in this Quarterly Report on Form 10-Q (“Quarterly Report”), the terms “PAR”, “the Company,” “we,” “us” and “our” refers to PAR Technology Corporation and its consolidated subsidiaries, unless the context indicates otherwise. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the notes thereto included under Part I, Item 1 of this Quarterly Report and our audited consolidated financial statement and the notes thereto included under Part II, Item 8 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the SEC on March 16, 2021 (“2020 Annual Report”). See also, “Forward-Looking Statements”.

Overview

PAR Technology Corporation operates in two distinct reporting segments: Restaurant/Retail and Government. Our Restaurant/Retail segment provides point-of-sale (“POS”) software and hardware, back-office software, and integrated technical solutions to the retail and restaurant industries. Our Government segment provides intelligence, surveillance, and reconnaissance solutions (“ISR”) and mission systems support to the Department of Defense (“DoD”) and other Federal agencies.

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

The Brink POS is an open solution offering customers the opportunity to integrate with third party products and in-house systems. In support of our customers need to quickly adapt to changing market conditions, we claim the largest integration ecosystem – 200+ partners across various product solution categories including mobile/online ordering, self-ordering kiosks, loyalty programs, kitchen video systems, guest surveys, enterprise reporting, and other solutions relevant to our customers’ businesses, including our cloud-based back-office solution - Data Central. These integration capabilities enables restaurants to increase visits, customer check size, improve operational efficiency, and most importantly, position them to win in an ever changing and challenging market.

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

PAR's Government segment provides technical expertise in contract development of advanced systems and software solutions for the DoD and other Federal agencies, as well as satellite, communication, and IT mission systems support at a number of U.S. Government facilities both in the U.S. and worldwide. The Government segment is focused on two principal offerings, intelligence solutions and mission systems contract support, with additional revenue from a small number of licensed software products for use in analytic and operational environments that leverage geospatial intelligence data. We believe our highly relevant technical competencies, intellectual property, and investments in new technologies provide opportunities to offer systems integration, products, and highly-specialized service solutions to the U.S. DoD and other Federal agencies. The general uncertainty in U.S. defense total workforce policies (military, civilian, and contract), procurement cycles, and spending levels for the next several years are factors we monitor as we develop and implement our business strategy for our Government segment.

COVID 19 Update

The COVID-19 pandemic continues to cause significant disruption to the U.S. and global economies. While certain foreign jurisdictions, such as Canada and Europe, have re-imposed lockdowns and curfews in 2021, a number of localities in the U.S. have eased restrictions in the first quarter of 2021 and the U.S. economy continues to show signs of recovery. Although our business began experiencing the impact of the COVID-19 in the second quarter of 2020, we have seen improvements in our financial results as markets have strengthened and businesses have gained confidence in the progress to control the pandemic in the U.S. Beginning in the second half of 2020 through the quarter ended March 31, 2021, revenue has been in line with or above prior year results, our annual recurring revenue has increased quarter-over-quarter, and we have booked at least 1,181 new Brink POS sites in each of the last three quarters. Our Government business continues to not be materially impacted by the COVID-19 pandemic.

We continue to monitor the effects and potential effects of the COVID-19 pandemic on all aspects of our business, however it is difficult to predict the full impact of the COVID-19 pandemic on our business in future periods. The pandemic may affect our Restaurant/Retail business in certain ways, including causing disruptions in our supply chain, increasing payment defaults by customers, causing reductions or delays in software or hardware deployments and curtailing customer demand, any of which could adversely impact our business, operations, financial condition and financial results.

Recent Developments

•On April 8, 2021, we acquired Punchh Inc (“Punchh”) for approximately $500 million paid in cash and shares of PAR common stock to Punchh shareholders. The cash consideration for the acquisition was primarily financed with a combination of equity and debt. Refer to the “Liquidity and Capital Resource” section of Management's Discussion and Analysis for additional acquisition financing information. The acquisition enabled us to take an important step in executing our strategy to be the leading unified commerce cloud platform for restaurants and retailers. The addition of Punchh's loyalty and customer engagement platform positions us to offer integrated point-of-sale, back office, payment and customer engagement solutions across channels. Refer to Note 13 — “Subsequent Event” for additional information.

Condensed Consolidated Results of Operations —
Three months ended March 31, 2021 Compared to Three months ended March 31, 2020

We reported consolidated revenues of $54.5 million for the quarter ended March 31, 2021, a decrease of 0.5% from $54.7 million recorded for the quarter ended March 31, 2020. Our net loss from operations was $8.3 million, or $0.38 per diluted share, for the first quarter of 2021, compared to a net loss of $10.9 million, or $0.61 per diluted share, for the first quarter of 2020.

Product revenues were $18.6 million for the quarter ended March 31, 2021, comparable with the $18.6 million recorded for the quarter ended March 31, 2020.

Service revenues were $18.0 million for the quarter ended March 31, 2021, a decrease of 4.3% from the $18.8 million recorded for the quarter ended March 31, 2020, primarily driven by a $1.8 million decrease in implementation revenue partially offset by $0.9 million increase in software revenue.

Contract revenues were $17.9 million for the quarter ended March 31, 2021, an increase of 3.5% or $0.6 million from $17.3 million recorded for the quarter ended March 31, 2020. The favorable increase in contract revenue was driven by stronger backlog in our intelligence, surveillance, and reconnaissance (“ISR”) solutions product line entering 2021.

Product margins for the quarter ended March 31, 2021 were 19.8%, compared to 20.0%, recorded for the quarter ended March 31, 2020. The decrease in margin is primarily due to increased overheads costs.

Service margins for the quarter ended March 31, 2021 were 29.6%, compared to 32.6% recorded for the quarter ended March 31, 2020, primarily driven by a decrease in implementation revenue and increase in software related costs.

Contract margins for the quarter ended March 31, 2021 were 6.7%, compared to 6.9% for the quarter ended March 31, 2020, primarily due to reduced revenues in Mission Systems and higher labor costs compared to the quarter ended March 31, 2020.

Selling, general, and administrative expenses increased to $14.5 million for the quarter ended March 31, 2021 from $11.6 million for the quarter ended March 31, 2020, an increase of 24.9%. The increase was primarily driven by a $1.1 million increase in variable compensation and $0.7 million in acquisition costs related to our acquisition of Punchh, Inc on April 8th, 2021.

Research and development expenses were $5.8 million for the quarter ended March 31, 2021, an increase of $0.9 million from $4.9 million for the quarter ended March 31, 2020, driven primarily by an increase in Brink POS and Data Central development.

For the quarters ended March 31, 2021 and March 31, 2020, we recorded $0.3 million and $0.2 million, respectively of amortization expense associated with acquired identifiable non-developed technology intangible assets and recorded as cost of sales within service costs of sales.

Also included in operating expense for the three-months ended March 31, 2021 was a $4.4 million gain on insurance proceeds received in connection with the Company's settlement of a legacy claim. There was no comparable reduction to expense for the three months ended March 31, 2020.

In other expense, net, we recorded $0.1 million for the quarter ended March 31, 2021, compared to other expense, net, of $0.4 million recorded for the quarter ended March 31, 2020.

In interest expense, net, we recorded $2.2 million for the quarter ended March 31, 2021, compared to $2.0 million recorded for the quarter ended March 31, 2020. This increase was primarily driven by an increase in the balance of convertible debt and associated interest expense related to the 2026 Notes issued in the first quarter of 2020. Interest expense, net includes $1.2 million of non-cash accretion of debt discount and amortization of issuance costs for the three months ended March 31, 2021 compared with $1.0 million for the same period last year.

Segment Revenue by Product Line are set forth below:

	Three Months Ended March 31		$	%
(in thousands)	2021	2020	variance	variance
Restaurant/Retail
Hardware	$17,835	$18,137	$(302)	(2)%
Software	7,876	6,944	932	13%
Services	10,873	12,328	(1,455)	(12)%
Total Restaurant Retail*	$36,584	$37,409	$(825)	(2)%

Government
Intelligence, surveillance, and reconnaissance	$9,547	$8,772	$775	9%
Mission systems	8,131	8,448	(317)	(4)%
Product sales	205	103	102	99%
Total Government	$17,883	$17,323	$560	3%

Total Net Revenue	$54,467	$54,732	$(265)	(0.5)%

Liquidity and Capital Resources

For the three months ended March 31, 2021 our primary source of liquidity was existing cash and cash equivalents generated through financing transactions in 2020. Cash used in operating activities was $3.4 million for the three months ended March 31, 2021, compared to $15.1 million for the three months ended March 31, 2020. This variance was driven primarily by improvements in working capital requirements.

Cash used in investing activities was $1.7 million for the three months ended March 31, 2021 compared to $2.0 million for the three months ended March 31, 2020. Investing activities during the three months ended March 31, 2021 included capital expenditures of $1.5 million for developed technology costs associated with our Restaurant/Retail segment software platforms compared to $1.9 million for software platforms for the quarter ended March 31, 2020.

Cash used in financing activities was $2.1 million for the three months ended March 31, 2021, compared to cash provided by financing activities of $49.4 million for the three months ended March 31, 2020. During the three months ended March 31, 2020, we received net proceeds of $49.5 million from the $120.0 million issuance of the 2026 Notes offset by the repurchase of a majority of the 2024 Notes.

On April 8, 2021, we entered into a merger agreement with Punchh Inc., Punchh survived the merger becoming our wholly owned subsidiary. In connection with the merger, we paid former Punchh stockholders an aggregate of approximately (i) $390.0 million in cash (the “Cash Consideration”), and (ii) 1,594,202 shares of our common stock. To partially fund the Cash Consideration, we entered into a credit agreement with the lenders thereto and Owl Rock First Lien Master Fund, L.P. as administrative agent and collateral agent that provides for a term loan in an initial aggregate principal amount of $180.0 million, and securities purchase agreements with each of PAR Act III, LLC, and certain funds and accounts advised by T. Rowe Price Associates, Inc., acting as investment adviser to raise approximately $160.0 million through a private placement of our common stock. The credit facility matures four years from the date of the credit agreement, and the outstanding loans thereunder bear interest currently at a rate equal to the Eurocurrency rate plus a margin of 4.75%. The remainder of the Cash Consideration was provided from our cash and cash equivalent accounts. Total cash used from our balance sheet for the merger including transaction costs was approximately $66.0 million. Refer to Part I, Refer to Note 13 — “Subsequent Event” for additional information.

We expect our available cash and cash equivalents will be sufficient to meet our operating needs for the next 12 months. Our actual cash needs will depend on many factors, including our rate of revenue growth, growth of our SaaS revenues, the timing and extent of spending to support our product development efforts, the timing of introductions of new products and enhancements to existing products, market acceptance of our products, and the factors described above in this Part I, Item 2. “Management's Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report for the fiscal period ended March 31, 2021, and in the 2020 Annual Report and our other filings with the SEC.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements or obligations.

Contractual Obligations

As of March 31, 2021, there were no material changes in our contractual obligations from those reported in our 2020 Annual Report.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements are based on the application of accounting principles generally accepted in the United States of America (“GAAP”). GAAP requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue, and expense amounts reported. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently applied. Valuations based on estimates are reviewed for reasonableness and adequacy on a consistent basis. Primary areas where financial information is subject to the use of estimates, assumptions and the application of judgment include revenue recognition, accounts receivable, inventories, accounting for business combinations, contingent consideration, goodwill and intangible assets, and taxes. Our critical accounting policies have not changed materially from the discussion of those policies included under “Critical Accounting Policies and Estimates” in the 2020 Annual Report.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risk

Our primary exposures relate to certain non-dollar denominated sales and operating expenses in Europe and Asia. These primary currencies are the Great British Pound, the Euro, the Australian dollar, the Singapore dollar and the Chinese Renminbi. Accordingly, changes in exchange rates may negatively affect our revenue and net income (loss) as expressed in U.S. dollars. We also have foreign currency risk related to foreign currency transactions and monetary assets and liabilities, including intercompany balances denominated in currencies that are not the functional currency. We have experienced and will continue to experience fluctuations in our net income (loss) as a result of gains (losses) on these foreign currency transactions and the remeasurement of monetary assets and liabilities. As of March 31, 2021, the impact of foreign currency exchange rate changes on our revenues and net income (loss) have not been material. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy.

Interest Rate Risk

As of March 31, 2021, we had $13.8 million and $120.0 million in aggregate principal amount of the 2024 Notes and 2026 Notes outstanding, respectively. We carry the Notes at face value less amortized discount on the consolidated balance sheet. Since the Notes bear interest at fixed rates, we have no financial statement risk associated with changes in interest rates. However, the fair value of the Notes changes when the market price of our stock fluctuates or interest rates change.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2021. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of such date due to material weaknesses in our internal control over financial reporting previously identified in Item 9A. “Controls and Procedures” of our 2020 Annual Report.

Remediation Efforts to Address the Material Weaknesses

Our remediation efforts previously identified in Item 9A. “Controls and Procedures” of our 2020 Annual Report to address the identified material weaknesses are ongoing as we continue to implement and document necessary policies, procedures, and internal controls. While we believe the steps taken to date and those planned for future implementation will improve the effectiveness of our internal control over financial reporting, we have not completed all remediation efforts. The material weaknesses cannot be considered remediated until applicable controls have operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1.	Legal Proceedings

The information in Note 10 – Contingencies, to the financial statements, is responsive to this Item and is incorporated by reference herein.

Item 1A.	Risk Factors

The risks described in the “Risk Factors” section of our 2020 Annual Report, as amended and supplemented by this Quarterly Report, including the risks below, remain current in all material respects.

Servicing our debt may require a significant amount of cash, and we may not have sufficient cash flow from our operating subsidiaries to pay our debt.

In connection with, and to partially fund the purchase price of our acquisition of Punchh Inc., the Company, as the borrower, with certain of its U.S. subsidiaries, as guarantors, entered into a credit agreement on April 8, 2021 with the lenders thereto and Owl Rock First Lien Master Fund, L.P., as the administrative agent and collateral agent, that provides for a term loan in an initial aggregate principal amount of $180.0 million. As of May 10, 2021, $180.0 million of the term loan are outstanding, and we had $180.0 million aggregate principal amount of the 2024 Notes and 2026 Notes outstanding.

Our ability to make scheduled payments on the principal of, to pay interest on, or to refinance our debt, including our debt evidenced by the 2024 Notes and 2026 Notes and under the term loan, depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. Our operating subsidiaries may not generate sufficient cash flow from operations in the future to service our debt. If our operating subsidiaries are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to raise funds through additional financing, such as the issuance of equity or debt securities, refinancing our debt, and otherwise accessing the credit and capital markets at the times and in the amounts needed and on acceptable terms will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities on desirable terms or at all, which could result in a default on our debt obligations, and materially and adversely affect our financial condition and restrict our operations.

The covenants in the credit agreement that govern our indebtedness under the term loan may limit our operating and financial flexibility.

The covenants in the credit agreement limit our ability to:

•incur debt and liens;
•make investments, loans and advances;
•consummate a merger or consolidation;
•sell, lease, assign, transfer or otherwise dispose of property;
•declare or pay dividends;
•prepay, redeem or repurchase debt;
•engage in affiliate transactions;
•change our business; and
•terminate or modify our organizational documents.

Under the Credit Agreement, the Company is required to maintain liquidity of at least $20 million and a first lien net annual recurring revenue leverage ratio of no greater than the level set forth in the Credit Agreement for the relevant quarter, which starts at 2.60 to 1.00 and declines over time to 1.30 to 1.00.

These covenants may limit our ability to make strategic acquisitions, fund investments or otherwise engage in other business activities that could be in our interest.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Under our equity incentive plan, employees may elect to have us withhold shares to satisfy minimum statutory federal, state and local tax withholding obligations arising from the vesting of their restricted stock and restricted stock units. When we withhold these shares, we are required to remit to the appropriate taxing authorities the market price of the shares withheld, which could be deemed a purchase of shares by us on the date of withholding. For the three months ended March 31, 2021, 61,181 shares were withheld at an average price of $74.88 per share.

Item 6.	Exhibits

Exhibit Number		Incorporated by reference into this Quarterly Report on Form 10-Q		Date Filed or Furnished
	Exhibit Description	Form	Exhibit No.
2.1*	Agreement and Plan of Merger, dated April 8, 2021, by and among PAR Technology Corporation, ParTech, Inc., Sliver Merger Sub Inc., Punchh Inc. and Fortis Advisors LLC.	Form 8-K (File No. 001-09720)	2.1	4/8/2021
10.1††	Amendment to Employment Letter between PAR Technology Corporation and Savneet Singh, dated February 16, 2021	Form 10-K (File No. 001-09720)	10.24	3/16/2021
10.2	Credit Agreement, dated April 8, 2021, by and among PAR Technology Corporation, its subsidiaries party thereto as guarantors and Owl Rock First Lien Master Fund, L.P., as administrative agent.	Form 8-K (File No. 001-09720)	10.1	4/8/2021
10.3*	Securities Purchase Agreement, dated April 8, 2021, between PAR Technology Corporation and PAR Act III, LLC.	Form 8-K (File No. 001-09720)	10.2	4/8/2021
10.4*	Securities Purchase Agreement, dated April 8, 2021, among PAR Technology Corporation and certain funds and accounts advised by T. Rowe Price Associates, Inc., acting as investment adviser.	Form 8-K (File No. 001-09720)	10.3	4/8/2021
10.5	Common Stock Purchase Warrant, dated April 8, 2021, in favor of PAR Act III, LLC. of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended	Form 8-K (File No. 001-09720)	10.7	4/8/2021
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended			Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended			Filed herewith
32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350			Furnished herewith
32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350			Furnished herewith
101.INS	XBRL Instance Document			Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document			Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document			Filed herewith
* The schedules and exhibits to such agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K.
†† Indicates management contract or compensatory plan or arrangement.

Exhibit Number		Incorporated by reference into this Quarterly Report on Form 10-Q		Date Filed or Furnished
	Exhibit Description	Form	Exhibit No.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document			Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document			Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document			Filed herewith
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)			Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAR TECHNOLOGY CORPORATION
(Registrant)

Date:	May 10, 2021	/s/ Bryan A. Menar
Bryan A. Menar
Chief Financial and Accounting Officer
(Principal Financial Officer)