Form 10-Q
period 2021-06-30
PAR TECHNOLOGY CORP
filed 2021-08-09
CIK 708821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2021
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

As of August 2, 2021, 25,857,858 shares of the registrant’s common stock, $0.02 par value, were outstanding.

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

Forward-Looking Statements
This Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 (“Quarterly Report”) contains “forward-looking statements” within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not historical in nature, but rather are predictive of our future operations, financial condition, financial results, business strategies and prospects. Forward-looking statements are generally identified by words such as “anticipate,” “believe,” “belief,” “continue,” “could,” “expect,” “estimate,” “intend,” “may,” “opportunity,” “plan,” “should,” “will,” “would,” “will likely result,” and similar expressions. Forward-looking statements are based on management's current expectations and assumptions that are subject to risks and uncertainties, many of which are beyond our control, which could cause our actual results to differ materially from those expressed in or implied by forward-looking statements, including forward-looking statements relating to and our expectations regarding our recent acquisition of Punchh Inc. and the anticipated benefits of such acquisition and the impact of the COVID-19 pandemic, including the new Delta variant, on our business, operations, and financial results. While we have taken and continue to take precautionary measures intended to minimize the impact of COVID-19 to our employees and to our business, there can be no assurances that these actions are sufficient and that additional actions will not be required. Factors that have adversely affected and may continue to adversely affect, and that could subsequently adversely impact, our business, operations and financial results due to the COVID-19 pandemic include: customer store closures; significant reductions or volatility in demand for our products and services; shortages of hardware materials and components, shipping delays and increased costs; canceled or delayed store implementations, decreased product adoptions and bookings; reduced or delayed software or hardware deployments and a reprioritization of investments in technology or point-of-sale infrastructure; delayed or payment defaults by customers; our ability to be agile in the execution of our business and strategies and our management of business continuity risks, including increased exposure to potential cybersecurity breaches and attacks, disruptions or delays in product assembly and fulfillment, and limitations on our selling and marketing efforts; our ability to successfully attract, hire and retain necessary qualified employees to develop and expand our business; and the possible impairment of goodwill and other intangible assets in the event of a significant decline in our financial performance. The extent to which the COVID-19 pandemic will continue to impact our business, operations, and financial results is uncertain and cannot be predicted, and there can be no assurance that the COVID-19 pandemic will not have a material and adverse effect on our business, operations and financial results during any quarter or year in which we are affected. Other factors, risks, trends, and uncertainties that could cause our actual results to differ materially from those expressed in or implied by forward-looking statements are described under Part I, Item 2. “Management's Discussion and Analysis of Financial Condition and Results of Operations”, Part II, Item 1A. “Risk Factors” and elsewhere in this Quarterly Report, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the Securities and Exchange Commission (“SEC”) on March 16, 2021, in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, filed with the SEC on May 10, 2021, and in our other filings with the SEC. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise, except as may be required under applicable securities law.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)
PAR TECHNOLOGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

Assets	June 30, 2021	December 31, 2020
Current assets:
Cash and cash equivalents	$85,218	$180,686
Accounts receivable – net	45,248	42,980
Inventories – net	29,947	21,638
Other current assets	16,592	3,625
Total current assets	177,005	248,929
Property, plant and equipment – net	14,006	13,856
Goodwill	458,773	41,214
Intangible assets – net	130,726	33,121
Lease right-of-use assets	4,779	2,569
Other assets	12,386	4,060
Total assets	$797,675	$343,749
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$685	$666
Accounts payable	21,822	12,791
Accrued salaries and benefits	16,225	13,190
Accrued expenses	5,172	2,606
Lease liabilities – current portion	1,865	1,200
Customer deposits and deferred service revenue	14,584	9,506
Total current liabilities	60,353	39,959
Lease liabilities – net of current portion	3,322	1,462
Deferred service revenue – noncurrent	5,234	3,082
Long-term debt	279,087	105,844
Other long-term liabilities	13,118	4,997
Total liabilities	361,114	155,344
Commitments and contingencies (Note 11)
Shareholders’ equity:
Preferred stock, $.02 par value, 1,000,000 shares authorized	—	—
Common stock, $.02 par value, 58,000,000 shares authorized, 26,998,216 and 22,982,955 shares issued, 25,848,889 and 21,917,357 outstanding at June 30, 2021 and December 31, 2020, respectively	540	459
Additional paid in capital	514,295	243,575
Accumulated deficit	(64,933)	(46,706)
Accumulated other comprehensive loss	(3,883)	(3,936)
Treasury stock, at cost, 1,149,327 shares and 1,065,598 shares at June 30, 2021 and December 31, 2020, respectively	(9,458)	(4,987)
Total shareholders’ equity	436,561	188,405
Total Liabilities and Shareholders’ Equity	$797,675	$343,749

See accompanying notes to unaudited interim condensed consolidated financial statements

PAR TECHNOLOGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2021	2020	2021	2020
Net revenues:
Product	$23,939	$12,333	$42,495	$30,967
Service	27,185	15,300	45,213	34,075
Contract	17,826	18,058	35,709	35,381
	68,950	45,691	123,417	100,423
Costs of sales:
Product	18,487	9,982	33,372	24,887
Service	18,940	9,912	31,635	22,558
Contract	16,420	16,718	33,107	32,852
	53,847	36,612	98,114	80,297
Gross margin	15,103	9,079	25,303	20,126
Operating expenses:
Selling, general and administrative	22,946	10,049	37,483	21,476
Research and development	8,643	4,538	14,452	9,403
Amortization of identifiable intangible assets	489	210	764	420
Gain on insurance proceeds	—	—	(4,400)	—
	32,078	14,797	48,299	31,299
Operating loss	(16,975)	(5,718)	(22,996)	(11,173)
Other expense – net	(341)	(139)	(392)	(764)
Loss on extinguishment of debt	—	—	—	(8,123)
Interest expense – net	(4,937)	(2,111)	(7,097)	(4,083)
Loss before provision for income taxes	(22,253)	(7,968)	(30,485)	(24,143)
Benefit from (provision for) income taxes	12,297	(1,008)	12,258	4,257
Net loss	$(9,956)	$(8,976)	$(18,227)	$(19,886)
Net loss per share (basic and diluted)	$(0.39)	$(0.49)	$(0.77)	$(1.10)
Weighted average shares outstanding (basic and outstanding)	25,484	18,244	23,716	18,092

See accompanying notes to unaudited interim condensed consolidated financial statements

PAR TECHNOLOGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(9,956)	$(8,976)	$(18,227)	$(19,886)
Other comprehensive income loss, net of applicable tax:
Foreign currency translation adjustments	355	158	53	359
Comprehensive loss	$(9,601)	$(8,818)	$(18,174)	$(19,527)

See accompanying notes to unaudited interim condensed consolidated financial statements

PAR TECHNOLOGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid in Capital	Accumulated deficit	Accumulated Other Comprehensive Loss	Treasury Stock		Total Shareholders’ Equity
	Shares	Amount				Shares	Amount
Balances at December 31, 2020	22,983	$459	$243,575	$(46,706)	$(3,936)	1,066	$(4,987)	$188,405
Issuance of common stock upon the exercise of stock options	34	1	408	—	—	—	—	409
Net issuance of restricted stock	87	2	263	—	—	—	—	265
Treasury stock acquired from employees upon vesting or forfeiture of restricted stock	—	—	—	—	—	76	(3,974)	(3,974)
Stock-based compensation	—	—	1,320	—	—	—	—	1,320
Foreign currency translation adjustments	—	—	—	—	(302)	—	—	(302)
Net loss	—	—	—	(8,271)	—	—	—	(8,271)
Balances at March 31, 2021	23,104	$462	$245,566	$(54,977)	$(4,238)	1,142	$(8,961)	$177,852
Issuance of common stock upon the exercise of stock options	20	—	209	—	—	—	—	209
Net issuance of restricted stock awards	28	1	—	—	—	—	—	1
Issuance of common stock for acquisition	1,493	30	108,629	—	—	—	—	108,659
Issuance of common stock, net of issuance costs of $4.3 million	2,353	47	155,640	—	—	—	—	155,687
Treasury stock acquired from employees upon vesting or forfeiture of restricted stock	—	—	—	—	—	7	(497)	(497)
Stock-based compensation	—	—	4,251	—	—	—	—	4,251
Foreign currency translation adjustments	—	—	—	—	355	—	—	355
Net loss	—	—	—	(9,956)	—	—	—	(9,956)
Balances at June 30, 2021	26,998	$540	$514,295	$(64,933)	$(3,883)	1,149	$(9,458)	$436,561

See accompanying notes to unaudited interim condensed consolidated financial statements

PAR TECHNOLOGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Continued)
(In thousands)
(Unaudited)

	Common Stock		Additional Paid in Capital	Accumulated deficit	Accumulated Other Comprehensive Loss	Treasury Stock		Total Shareholders’ Equity
	Shares	Amount				Shares	Amount
Balances at December 31, 2019	18,360	$367	$94,372	$(10,144)	$(5,368)	1,731	$(6,380)	$72,847
Issuance of common stock upon the exercise of stock options	2	—	30	—	—		—	30
Net issuance of restricted stock awards	21	—	—	—	—		—	—
Treasury stock acquired from employees upon vesting or forfeiture of restricted stock	—	—	—	—	—	38	(524)	(524)
Issuance of restricted stock for acquisition	908	19	—	—	—	—	—	19
Equity component of redeemed 2024 convertible notes (net of deferred taxes of $1.8 million)			(7,988)			(722)	2,435	(5,553)
Equity component of issued 2026 convertible notes (net of deferred taxes of $6.2 million and issuance costs of $0.9 million)	—	—	19,097	—	—	—	—	19,097
Stock-based compensation	—	—	1,089	—	—	—	—	1,089
Foreign currency translation adjustments	—	—	—	—	201	—	—	201
Net loss	—	—	—	(10,910)	—	—	—	(10,910)
Balances at March 31, 2020	19,291	$386	$106,600	$(21,054)	$(5,167)	1,047	$(4,469)	$76,296
Issuance of common stock upon the exercise of stock options	4	—	12	—	—	—	—	12
Treasury stock acquired from employees upon vesting or forfeiture of restricted stock	—	—	(195)	—	—	3	192	(3)
Stock-based compensation	—	—	1,123	—	—	—	—	1,123
Foreign currency translation adjustments	—	—	—	—	158	—	—	158
Net loss	—	—	—	(8,976)	—	—	—	(8,976)
Balances at June 30, 2020	19,295	$386	$107,540	$(30,030)	$(5,009)	1,050	$(4,277)	$68,610

See accompanying notes to unaudited interim condensed consolidated financial statements

PAR TECHNOLOGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(18,227)	$(19,886)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	8,870	4,537
Accretion of debt in interest expense	2,917	2,163
Current expected credit losses	922	978
Provision for obsolete inventory	511	1,439
Stock-based compensation	5,571	2,212
Loss on debt extinguishment	—	8,123
Deferred income tax	(12,360)	(4,408)
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	7,065	2,560
Inventories	(8,765)	(8,105)
Other current assets	(11,049)	260
Other assets	(1,525)	119
Accounts payable	4,933	(931)
Accrued salaries and benefits	(1,276)	(231)
Accrued expenses	(6,345)	(652)
Customer deposits and deferred service revenue	(3,901)	(2,438)
Other long-term liabilities	(399)	618
Net cash used in operating activities	(33,058)	(13,642)
Cash flows from investing activities:
Settlement of working capital for acquisitions	—	172
Cash paid for acquisition, net of cash acquired	(377,263)	—
Capital expenditures	(600)	(188)
Capitalization of software costs	(3,838)	(4,613)
Net cash used in investing activities	(381,701)	(4,629)
Cash flows from financing activities:
Principal payments of long-term debt	(3,643)	(313)
Payments for the extinguishment of notes payable	—	(66,250)
Proceeds from common stock issuance	160,000	—
Payments for common stock issuance costs	(4,314)	—
Proceeds from debt issuance, net of original issue discount	176,385	115,916
Payments for debt issuance costs	(5,711)	—
Treasury stock acquired from employees upon vesting or forfeiture of restricted stock	(3,987)	(332)
Proceeds from exercise of stock options	617	42
Net cash provided by financing activities	319,347	49,063
Effect of exchange rate changes on cash and cash equivalents	(56)	(53)
Net (decrease) increase in cash and cash equivalents	(95,468)	30,739
Cash and cash equivalents at beginning of period	180,686	28,036
Cash and equivalents at end of period	$85,218	$58,775

See accompanying notes to unaudited interim condensed consolidated financial statement

PAR TECHNOLOGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)
(Unaudited)

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Cash paid for interest	$3,724	$1,262
Cash taxes paid, net of refunds	58	10
Capitalized software recorded in accounts payable	73	245
Capital expenditures in accounts payable	20	—
Tax withholding in accrued salaries and benefits related to treasury stock acquired from employees	482	—
Common stock issued for acquisition	108,659	—
Acquisition consideration not yet settled	1,001	—

See accompanying notes to unaudited interim condensed consolidated financial statements

PAR TECHNOLOGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements (“financial statements”) of PAR Technology Corporation through its consolidated subsidiaries (collectively, the “Company”, “PAR”, “we”, “us” or “our Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements as promulgated by the Securities and Exchange Commission (“SEC”). In the opinion of management, the Company's financial statements include all normal and recurring adjustments necessary in order to make the financial statements not misleading and to provide a fair presentation of the Company's financial results for the interim period included in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 (this “Quarterly Report”). Interim results are not necessarily indicative of results for the full year or any future periods. The information included in this Quarterly Report should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the SEC on March 16, 2021 (“2020 Annual Report”).

The preparation of the financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include revenue recognition, stock-based compensation, the recognition and measurement of assets acquired and liabilities assumed in business combinations at fair value, the carrying amount of property, plant and equipment including right-to-use assets and liabilities, identifiable intangible assets and goodwill, the measurement of liabilities and equity recognized for outstanding convertible notes, valuation allowances for receivables, inventories, and measurement of contingent consideration at fair value. Actual results could differ from these estimates. The Company's estimates are subject to uncertainties, including those associated with the ongoing COVID-19 pandemic, which cannot be predicted. There can be no assurance that the COVID-19 pandemic will not have a material adverse effect on the Company's estimates.

The Company operates in two distinct reporting segments, Restaurant/Retail and Government. The Company’s chief operating decision maker is the Company’s Chief Executive Officer. The Restaurant/Retail segment provides point-of-sale (“POS”) software and hardware, loyalty software, back-office software, and integrated technical solutions to the restaurant and retail industries. The Government segment provides intelligence, surveillance, and reconnaissance solutions and mission systems support to the United States Department of Defense and other Federal agencies. The financial statements also include corporate operations, which are comprised of enterprise-wide functional departments.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with a remaining maturity of three months or less, to be cash equivalents, including money market funds.

The Company maintained bank balances that, at times, exceeded the federally insured limit during the six months ended June 30, 2021. The Company has not experienced losses relating to these deposits and management does not believe that the Company is exposed to any significant credit risk with respect to these amounts.

Cash and cash equivalents consist of the following (in thousands):

	June 30, 2021	December 31, 2020
Cash and cash equivalents
Cash	$60,413	$59,700
Money market funds	24,805	120,986
Total cash and cash equivalents	$85,218	$180,686

Gain on Insurance Proceeds

During the first quarter of 2021, the Company received $4.4 million of insurance proceeds in connection with the settlement of a legacy claim; there were no additional insurance proceeds were received during the three months ended June 30, 2021.

Other Long-Term Liabilities

Other long-term liabilities represent amounts owed to employees that participate in the Company’s deferred compensation plan and the long-term portion of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) deferred payroll taxes. The amount owed to employees participating in the deferred compensation plan was $2.8 million at June 30, 2021 and December 31, 2020. Additionally, indemnification and net deferred tax liabilities resulting from the Punchh Acquisition of approximately $6.0 million and $2.5 million, respectively, are presented within other long-term liabilities. (See “Note 3 — Acquisition” for additional information.)

Under the CARES Act employers can defer payment of the employer portion of social security taxes through the end of 2020, with 50% of the deferred amount due December 31, 2021 and the remaining 50% due December 31, 2022. As permitted under the CARES Act, the Company deferred payment of the employer portion of social security taxes through the end of 2020. As of June 30, 2021 and December 31, 2020, the Company deferred a total of $2.8 million of payroll taxes during 2020, to be paid equally in the fourth quarters of 2021 and 2022. The current portion of the deferred payroll taxes was $1.4 million at June 30, 2021 and December 31, 2020 and was included within accrued salaries and benefits and $1.4 million in other long-term liabilities on the consolidated balance sheet.

Recently Adopted Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify various requirements related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and clarifies and amends existing guidance to improve consistent application. The Company adopted ASU 2019-12 effective January 1, 2021, and the application of the standard had no material impact on the Company's financial statements for the six months ended June 30, 2021.

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

With the exception of the standards discussed above, there were no other recent accounting pronouncements or changes in accounting pronouncements during the three months ended June 30, 2021 that are of significance or potential significance to the Company.
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

The Company evaluated the potential performance obligations within its Restaurant/Retail segment and evaluated whether each performance obligation met the ASC Topic 606 criteria to be considered a distinct performance obligation. Revenue in the Restaurant/Retail segment is recognized at a point in time for software, hardware and installations. Revenue on these items are recognized when the customer obtains control of the asset. This generally occurs upon delivery and acceptance by the customer or upon installation or delivery to a third party carrier for onward delivery to customer. Additionally, revenue in the Restaurant/Retail segment relating to SaaS, the Company's Advanced Exchange hardware service program, its on-site support and other services is recognized over time as the customer simultaneously receives and consumes the benefits of the Company’s performance obligations. The Company’s support services are stand-ready obligations that are provided over the life of the contract, generally 12 months. The Company offers installation services to its customers for hardware and software for which the Company primarily hires third-party contractors to install the equipment on the Company's behalf. The Company pays third party contractors an installation service fee based on an hourly rate agreed to by the Company and contractor. When third party installers are used, the Company determines whether the nature of its performance obligations is to provide the specified goods or services itself (principal) or to arrange for a third-party to provide the goods or services (agent). In the Company's customer arrangements, the Company is primarily responsible for providing a good or service, has inventory risk before the good or service is transferred to the customer, and discretion in establishing prices; as a result, the Company has concluded that it is the principal in the arrangement and records installation revenue on a gross basis.

The support services associated with hardware and software sales are “stand-ready obligations” satisfied over time on the basis that the customer consumes and receives a benefit from having access to the Company's support resources, when and as needed, throughout the contract term. For this reason, the support services are recognized ratably over the contract term since the Company satisfies its obligation to stand ready by performing these services each day. Contracts typically require payment within 30 to 90 days from the shipping date or installation date, depending on the Company's terms with the customer. The primary method used to estimate a stand-alone selling price, is the price that the Company charges for the particular good or service sold by the Company separately under similar circumstances to similar customers. The Company determines stand-alone selling prices as follows: hardware, software and software activation (one-time fee at the initial offering of software or SaaS) performance obligations are recognized at a stand-alone selling price based on the price at which the Company sells the particular good or service separately in similar circumstances and to similar customers. The stand-alone selling price for all other performance obligations, including: pass-through hardware, such as terminals, printers, or card readers; hardware support (referred to as Advanced Exchange), installation, maintenance, software upgrades, and professional services (project management) is recognized by using an expected cost plus margin.

The Company's revenue in the Government segment is recognized over time as control is generally transferred continuously to its customers. Revenue generated by the Government segment is predominantly related to services; provided, however, revenue is also generated through the sale of materials, software, hardware, and maintenance. For the Government segment cost plus fixed fee contract portfolio, revenue is recognized over time using costs incurred to date to measure progress toward satisfying the Company's performance obligations. Incurred cost represents work performed, which corresponds with, and thereby best depicts, the transfer of control to the customer. Contract costs include labor, material, overhead and general and administrative expenses. Profit is recognized on the fixed fee portion of the contract as costs are incurred and invoiced. Long-term fixed price contracts involve the use of judgment to estimate the total contract revenue and costs. For long-term fixed price contracts, the Company estimates the profit on a contract as the difference between the total estimated revenue and expected costs to complete the contract, and recognize that profit over the life of the contract. Contract estimates are based on various assumptions to project the outcome of future events. These assumptions include: labor productivity and availability; the complexity of the work to be performed; and the performance of subcontractors. Revenue and profit in future periods of contract performance are recognized using the aforesaid assumptions, and adjusting the estimate of costs to complete a contract. Once the services provided are determined to be distinct or not distinct, the Company evaluates how to allocate the transaction price. Generally, the Government segment does not sell the same good or service to similar customers and the contract performance obligations are unique to each government solicitation. The performance obligations are typically not distinct. In cases where there are distinct performance obligations, the transaction price would be allocated to each performance obligation on a ratable basis based upon the stand-alone selling price of each performance obligation. Cost plus margin is used for the cost plus fixed fee contract portfolios as well as the fixed price and time and materials contracts portfolios to determine the stand-alone selling price.

In the Government segment, when determining revenue recognition, the Company analyzes whether its performance obligations under Government contracts are satisfied over a period of time or at a point in time. In general, the Company's performance obligations are satisfied over a period of time; however, there may be circumstances where the latter or both scenarios could apply to a contract.

The Company usually expects payment within 30 to 90 days from satisfaction of its performance obligation. None of the Company's contracts as of June 30, 2021 or June 30, 2020 contained a significant financing component.

Performance Obligations Outstanding

The Company's performance obligations outstanding represent the transaction price of firm, non-cancellable orders, with expected delivery dates to customers after June 30, 2021 and 2020, respectively, for work that has not yet been performed. The activity of outstanding performance obligations as it relates to customer deposits and deferred service revenue is as follows:

(in thousands)	2021	2020
Beginning balance - January 1	$11,082	$12,486
Acquired deferred revenue (Note 3)	11,125	—
Recognition of deferred revenue	(11,437)	(7,727)
Deferral of revenue	7,321	7,268
Ending balance - June 30	$18,091	$12,027
The above table excludes customer deposits of $1.7 million and $1.5 million for the six months ended June 30, 2021 and 2020, respectively. The majority of the deferred revenue balances above relate to professional services, maintenance agreements, and software licenses. These balances are recognized on a straight-line basis over the life of the contract, with the majority of the balance to be recognized within the next twelve months.

In the Restaurant/Retail segment most performance obligations relate to service and support contracts, approximately 71% of which the Company expects to fulfill within one year. The Company expects to fulfill 100% of support and service contracts within 60 months. At June 30, 2021 and December 31, 2020, transaction prices allocated to future performance obligations were $18.1 million and $11.1 million, respectively.

During the three months ended June 30, 2021 and 2020, the Company recognized revenue of $8.8 million and $3.6 million, respectively, which are included in contract liabilities at the beginning of each such period. During the six months ended June 30, 2021 and 2020, the Company recognized revenue of $11.4 million and $7.7 million, respectively, which are included in contract liabilities at the beginning of each such period.

In the Government segment, the value of existing contracts at June 30, 2021, net of amounts relating to work performed to that date, was approximately $141.2 million, of which $32.1 million was funded, and at December 31, 2020, net of amounts relating to work performed to that date, was approximately $150.5 million, of which $27.8 million was funded. The value of existing contracts in the Government segment, net of amounts relating to work performed at June 30, 2021, are expected to be recognized as revenue over time as follows (in thousands):

Next 12 Months	$67,995
Months 13-24	39,101
Months 25-36	22,647
Thereafter	11,464
TOTAL	$141,207

Disaggregated Revenue

The Company disaggregates revenue from contracts with customers by major product line for each of its reporting segments because the Company believes it best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

Disaggregation of revenue is as follows (in thousands):

	Three months ended June 30, 2021
	Restaurant/Retail point in time	Restaurant/Retail over time	Government over time
Hardware	$23,355	$—	$—
Software	294	14,806	—
Service	5,462	7,207	—
Mission Systems	—	—	9,284
ISR Solutions	—	—	8,338
Product	—	—	204
TOTAL	$29,111	$22,013	$17,826

	Three months ended June 30, 2020
	Restaurant/Retail point in time	Restaurant/Retail over time	Government over time
Hardware	$12,104	$—	$—
Software	624	7,232	—
Service	2,170	5,503	—
Mission Systems	—	—	8,087
ISR Solutions	—	—	9,742
Product	—	—	229
TOTAL	$14,898	$12,735	$18,058
The Company has reclassified the prior year information in the above table to conform to the current year presentation; Restaurant/Retail of $27.6 million is presented across hardware, software and service, and ISR solutions of $9.9 million is presented across ISR solutions and product.

	Six months ended June 30, 2021
	Restaurant/Retail point in time	Restaurant/Retail over time	Government over time
Hardware	$41,190	$—	$—
Software	537	22,439	—
Service	8,874	14,668	—
Mission Systems	—	—	18,831
ISR Solutions	—	—	16,469
Product	—	—	409
TOTAL	$50,601	$37,107	$35,709

	Six months ended June 30, 2020
	Restaurant/Retail point in time	Restaurant/Retail over time	Government over time
Hardware	$30,241	$—	$—
Software	1,186	14,618	—
Service	7,112	11,885	—
Mission Systems	—	—	16,535
ISR Solutions	—	—	18,514
Product			332
TOTAL	$38,539	$26,503	$35,381
The Company has reclassified the prior year information in the above table to conform to the current year presentation; Restaurant/Retail of $65.0 million is presented across hardware, software and service, and ISR solutions of $18.8 million is presented across ISR solutions and product.

Practical Expedients and Exemptions

The Company generally expenses sales commissions when incurred because the amortization period would be less than one year or the total amount of commissions is immaterial. Commissions are recorded in selling, general and administrative expenses. The Company elected to exclude from the transaction price measurement, all taxes assessed by governmental authorities that are both imposed on and concurrent with a specific revenue-producing transaction and collected by the Company from a customer (for example, sales, use, value added, and some excise taxes).
Note 3 — Acquisition

On April 8, 2021 (the “Closing Date”), the Company, ParTech, Inc., and Sliver Merger Sub, Inc., a wholly owned subsidiary of ParTech, Inc. (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Punchh Inc. (“Punchh”), and Fortis Advisors LLC, solely in its capacity as the initial Stockholder Representative. Pursuant to the Merger Agreement, on April 8, 2021, Merger Sub merged with and into Punchh (the “Merger”), with Punchh surviving the Merger and becoming a wholly owned subsidiary of the Company (“Punchh Acquisition”). Punchh is a leader in SaaS-based customer loyalty and engagement solutions. With this acquisition, the Company offers its customers a unified commerce cloud platform with Brink POS cloud software for front-of-house, Data Central for back-office cloud software, PAR Pay and PAR Payment Services for payment solutions, and Punchh for loyalty and engagement software.

In connection with the Merger, the Company paid former Punchh equity holders approximately $509.6 million (including holders of vested options and warrants) consisting of approximately (i) $400.9 million in cash (the “Cash Consideration”), and (ii) 1,493,130 shares of the Company's common stock, in each case subject to certain adjustments (including customary adjustments for Punchh cash, debt, debt-like items, and net working capital at closing) for 100% of the equity interests in Punchh. An additional 101,072 shares of the Company's common stock are reserved for options granted as replacement awards for fully vested unexercised awards assumed in connection with the Merger. Further, the Company incurred acquisition related expenses of approximately $3.4 million. Consideration for total common shares issued and reserved of 1,594,202 was determined using a fair value share price of $68.00 (“Equity Consideration”), representing total Equity Consideration of $108.7 million. Approximately $1.1 million of the Cash Consideration had not yet settled as of June 30, 2021.

In connection with, and to partially fund the Cash Consideration for, the Merger, on April 8, 2021, the Company, together with certain of its U.S. Subsidiaries, as guarantors, entered into a credit agreement with the lenders party thereto, and Owl Rock First Lien Master Fund, L.P., as administrative agent and collateral agent (the “Owl Rock Credit Agreement”), that provides for a term loan in an initial aggregate principal amount of $180.0 million; and (ii) securities purchase agreements (the “Purchase Agreements”) with each of PAR Act III, LLC (“Act III”), and certain funds and accounts advised by T. Rowe Price Associates, Inc., acting as investment adviser (such funds and accounts being collectively referred to herein as “TRP”), to raise approximately $160.0 million through a private placement of the Company's common stock. The Company also issued to Act III a warrant (the “Warrant”) to purchase 500,000 shares of the Company's common stock with an exercise price of $76.50 per share and five year exercise period.

Additionally, on the Closing Date approximately $6.0 million of the Cash Consideration was deposited into a third party escrow fund, to be held for up to 18-months following the Closing Date, to fund (i) potential payment obligations of Punchh equity holders with respect to post-closing adjustments to the Cash and Equity Consideration and (ii) potential post-closing indemnification obligations of Punchh equity holders, in each case in accordance with the terms of the Merger Agreement. The Company recognized indemnification assets and liabilities of approximately $6.0 million to other assets and other long-term liabilities, respectively, to account for amounts deposited into the third party escrow fund.
Allocation of Acquisition Consideration
The Punchh Acquisition was accounted for as a business combination in accordance with ASC Topic 805, Business Combinations. Accordingly, assets acquired and liabilities assumed in the Punchh Acquisition were accounted for at their preliminarily determined respective fair values as of April 8, 2021. The preliminary fair value determinations were based on management's best estimates and assumptions, and through the use of independent valuation and tax consultants. Identified preliminary fair values are subject to measurement period adjustments within the permitted measurement period (up to one year from the acquisition date) as independent consultants finalize their procedures and net working capital adjustments are agreed upon and settled.

The following table presents management's preliminary purchase price allocation:

(in thousands)	Purchase price allocation
Cash	$22,714
Accounts receivable	10,214
Property and equipment	592
Right of use lease assets	2,473
Developed technology	88,200
Customer relationships	7,500
Indemnification assets	5,950
Trade name	5,800
Prepaid and other acquired assets	2,764
Goodwill	417,559
Total assets	563,766
Accounts payable and accrued expenses	15,827
Deferred revenue	11,125
Loan payables	3,508
Right of use lease liabilities	2,787
Indemnification liabilities	5,950
Deferred taxes	14,930
Consideration paid	$509,639
Intangible Assets
The Company identified three acquired intangible assets in the Punchh Acquisition: developed technology; customer relationships; and, the Punchh trade name. The preliminary fair value of developed technology and customer relationship intangible assets were determined utilizing the “multi-period excess earnings method”, which is predicated upon the calculation of the net present value of after-tax net cash flows respectively attributable to each asset. The preliminary fair value of the Punchh trade name intangible was determined utilizing the “relief from royalty” approach, which is a form of the income approach that attributes savings incurred from not having to pay a royalty for the use of an asset. The estimated useful life of these identifiable intangible assets was preliminarily determined to be indefinite for the Punchh trade name and seven years for both the developed technology and customer relationships intangible assets.
Goodwill
Goodwill represents the excess of consideration transferred for the fair value of net identifiable assets acquired and is tested for impairment at least annually. It is not deductible for income tax purposes.
Deferred Revenue
Deferred revenue acquired in the Punchh Acquisition was fair valued to determined allocation of consideration transferred to assume the liability. The preliminary fair value was determined utilizing the “bottom-up” approach, which is a form of the income approach that measures the liability as the direct, incremental costs to fulfill the legal obligation, plus a reasonable profit margin for the services being delivered.
Loans Payable
Loan liabilities assumed in the Punchh Acquisition were primarily comprised of Punchh's $3.3 million CARES Act Paycheck Protection Program loan. The Company extinguished all assumed loan payables, including the assumed CARES Act loan, through repayment of the loans on the Closing Date.
Right-of-Use Lease Assets and Liabilities
The Company assumed real property leases in the Punchh Acquisition related to office space in California, Texas and India and have accounted for these leases as Operating Leases in accordance with ASC 842, Leases. The assumed leases have lease terms that run through 2021 to 2026. Valuation specialists were utilized by the Company to appraise the assumed leases against competitive market rates to determine the fair value of the lease liabilities assumed, which identified a $0.3 million unfavorable lease liability that the Company recognized as part of the lease right of use asset. The income approach was applied to value the identified unfavorable lease liability.
Deferred Taxes
The Company determined the deferred tax position to be recorded at the time of the Punchh Acquisition in accordance with ASC 740, Income Taxes, resulting in recognition of deferred tax liabilities for future reversing of taxable temporary differences primarily for intangible assets and deferred tax assets primarily relating to net operating losses as of the Closing Date. A valuation allowance was also recorded against certain recognized deferred tax assets based on an evaluation of the realizability of the identified assets. These recognized deferred tax assets, liabilities and valuation allowance resulted in a preliminary net deferred tax liability of $14.9 million relating to the Punchh Acquisition.
The net deferred tax liability relating to the Punchh Acquisition was determined by the Company to provide future taxable temporary differences that allow for the Company to utilize certain previously fully reserved deferred tax assets. Accordingly, the Company recognized a reduction to its valuation allowance in the three months ended June 30, 2021, resulting in a net tax benefit of $12.4 million for the period.
Unaudited Pro Forma Financial Information

For the three and six months ended June 30, 2021, the Punchh Acquisition resulted in additional revenues of $8.1 million. The Company determined it impractical to report net loss for the Punchh Acquisition for the three and six months ended June 30, 2021. The unaudited pro forma results of operations are not necessarily indicative of the results that would have occurred had the Punchh Acquisition been consummated at the beginning of the periods presented, nor are they necessarily indicative of any future consolidated operating results.

The following table summarizes the Company's unaudited pro forma operating results:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2021	2020	2021	2020
Total revenue	$69,602	$51,727	$132,137	$112,829
Net loss	$(10,355)	$(11,592)	$(21,447)	$(26,197)
Note 4 — Accounts Receivable, Net

The Company’s net accounts receivables consists of (in thousands):

	June 30, 2021	December 31, 2020
Government segment:
Billed	$10,809	$11,225
Advanced billings	—	(948)
	10,809	10,277

Restaurant/Retail segment:	34,439	32,703
Accounts receivable - net	$45,248	$42,980

At June 30, 2021 and December 31, 2020, the Company had current, expected credit loss of $1.9 million and $1.4 million, respectively, against accounts receivable for the Restaurant/Retail segment.

Changes in the current, expected credit loss were as follows:

(in thousands)	2021	2020
Beginning Balance - January 1	$1,416	$1,849
Provisions	922	972
Write-offs	(394)	(773)
Recoveries	(15)	—
Ending Balance - June 30	$1,929	$2,048

Accounts receivables recorded as of June 30, 2021 and December 31, 2020 represent unconditional rights to payments from customers.

Note 5 — Inventories, Net

Inventories are used in the manufacture and service of Restaurant/Retail products. The components of inventory, net of reserves, consisted of the following:

(in thousands)	June 30, 2021	December 31, 2020
Finished goods	$15,482	$12,747
Work in process	238	16
Component parts	11,484	6,105
Service parts	2,743	2,770
Inventories, net	$29,947	$21,638

At June 30, 2021 and December 31, 2020, the Company had excess and obsolescence reserves of $12.4 million and $12.0 million, respectively, against inventories.
Note 6 — Identifiable Intangible Assets and Goodwill

The Company's identifiable intangible assets represent intangible assets acquired from acquisitions and software development costs. The Company capitalizes certain costs related to the development of its software platform and other software applications for internal use in accordance with ASC Topic 350-40, Intangibles - Goodwill and Other - Internal - Use Software. The Company begins to capitalize its costs to develop software when preliminary development efforts are successfully completed, management has authorized and committed project funding, and it is probable that the project will be completed and the software will be used as intended. The Company stops capitalizing these costs when the software is substantially complete and ready for its intended use, including the completion of all significant testing. These costs are amortized on a straight-line basis over the estimated useful life of the related asset, generally estimated to be three to five years. The Company also capitalizes costs related to specific upgrades and enhancements, when it is probable the expenditure will result in additional functionality, and expense costs incurred for maintenance and minor upgrades and enhancements. Costs incurred prior to meeting these criteria together with costs incurred for training and maintenance are expensed as incurred and recorded within research and development expenses in the Company's consolidated statements of operations.

The Company exercises judgment in determining the point at which various projects may be capitalized, in assessing the ongoing value of the capitalized costs, and in determining the estimated useful lives over which the costs are amortized. To the extent the Company can change the manner in which new features and functionalities are developed and tested related to its software platform, assessing the ongoing value of capitalized assets or determining the estimated useful lives over which the costs are amortized, the amount of internal-use software development costs the Company capitalizes and amortizes could change in future periods.

Included in identifiable intangible assets are approximately $3.0 million and $6.5 million of costs related to software products that have not satisfied the general release threshold as of June 30, 2021 and December 31, 2020, respectively. These software products will be ready for their intended use within the next 12 months. Software costs placed into service during the three months ended June 30, 2021 and 2020 were $2.7 million and $2.6 million, respectively. Software costs placed into service during the six months ended June 30, 2021 and 2020 were $7.5 million and $4.3 million, respectively. Annual amortization charged to cost of sales is computed using the straight-line method over the remaining estimated economic life of the product, generally three to five years. Amortization of capitalized software development costs for the three months ended June 30, 2021 and 2020 were $5.0 million and $1.5 million, respectively. Amortization of capitalized software development costs for the six months ended June 30, 2021 and 2020 were $7.0 million and $3.1 million, respectively.

The components of identifiable intangible assets are:

(in thousands)	June 30, 2021	December 31, 2020	Estimated useful life
Acquired and internally developed software costs	$135,875	$40,170	3 - 7 years
Customer relationships	12,360	4,860	7 years
Trade names	1,410	1,410	2 - 5 years
Non-competition agreements	30	30	1 year
	149,675	46,470
Less accumulated amortization	(28,127)	(20,265)
	121,548	26,205
Internally developed software costs not yet ready for its intended use	2,978	6,516
Trademarks, trade names (non-amortizable)	6,200	400
	$130,726	$33,121

The expected future amortization of intangible assets, assuming straight-line amortization of capitalized software development costs and acquisition related intangibles, excluding software costs not meeting the general release threshold, is as follows (in thousands):

2021, remaining	$11,630
2022	21,889
2023	19,881
2024	17,281
2025	16,857
Thereafter	34,010
Total	$121,548

The Company operates in two reporting segments, Restaurant/Retail and Government, are also the Company's identified reporting units for purposes of evaluating goodwill impairment. The Company tests goodwill for impairment on an annual basis, or more often if events or circumstances indicate that there may be impairment of goodwill. Goodwill is assigned to a specific reporting unit at the date the goodwill is initially recorded; once assigned, goodwill no longer retains its association with a particular acquisition and all of the activities within the reporting unit, whether acquired organically or from a third-party, are available to support the value of the goodwill.

Goodwill carried by the Restaurant/Retail and Government segments is as follows:

(in thousands)
Beginning balance - December 31, 2020	$41,214
Punchh Acquisition	417,559
Ending balance - June 30, 2021	$458,773
Note 7 — Debt

Convertible Senior Notes

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

The Company used approximately $66.3 million (excluding cash payments relating to accrued interest and fractional shares) from its sale of the 2026 Notes and issued 722,423 shares of common stock at $32.43 per share out of treasury stock with an average cost basis of $3.37 per share to repurchase approximately $66.3 million in aggregate principal amount of the 2024 Notes through individually negotiated transactions. Of the total price paid for the 2024 Notes, $59.0 million was allocated to the 2024 Notes settlement, $30.8 million was allocated to equity, and $1.0 million was used to pay off accrued interest on the 2024 Notes. The consideration transferred was allocated to the liability and equity components of the 2024 Notes using the equivalent rate that reflected the borrowing rate for a similar non-convertible debt instrument immediately prior to settlement. The transaction resulted in a loss on settlement of convertible notes of $8.1 million, which is recorded as a Loss on extinguishment of debt in the Company’s unaudited interim condensed consolidated statements of operations. The loss represents the difference between (i) the fair value of the liability component and (ii) the sum of the carrying value of the debt component and any unamortized debt issuance costs at the time of settlement.

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

In connection with the sale of the 2026 Notes, the Company recorded an income tax benefit of $4.4 million in the first six months of 2020 as a result of the creation of a deferred tax liability associated with the portion of the 2026 Notes that was classified within shareholders' equity. While GAAP requires the offset of the deferred tax liability to be recorded in additional paid in capital, consistent with the equity portion of the 2026 Notes, the creation of the deferred tax liability produced evidence of recoverability of the Company's net deferred tax assets which resulted in the release of a valuation allowance, totaling $4.4 million, reflected as an income tax benefit in the first six months of 2020.

Credit Facility

In connection with, and to partially fund the Cash Consideration for the Punchh Acquisition, on April 8, 2021, the Company entered into the Owl Rock Credit Agreement. The Owl Rock Credit Agreement provides for a term loan in the initial aggregate principal amount of $180.0 million (the “Credit Facility” and, the loans thereunder, the “Term Loan”). Issuance costs, which included a 2% Original Issue Discount, amounted to $9.3 million with net proceeds amounting to $170.7 million. The Credit

Facility may be increased by up to $25.0 million, plus an additional unlimited amount subject to compliance with a first lien net annual recurring revenue leverage ratio test of 2.10 to 1.00.

The Term Loan matures on April 8, 2025 and bear interest at a rate equal to either a base rate plus a margin of 3.75% or a Eurocurrency rate plus a margin of 4.75%, as selected by the Company. Voluntary prepayments of the Term Loan, as well as certain mandatory prepayments of the Term Loan, require payment of a prepayment premium of 2.0% during the first year of the Credit Facility and 1.0% during the second and third year of the Credit Facility. The Term Loan is secured by a first lien on substantially all of the Company's and the subsidiary guarantors' assets.

Under the Owl Rock Credit Agreement, the Company is required to maintain liquidity of at least $20.0 million and a first lien net annual recurring revenue leverage ratio of no greater than the level set forth in the Credit Facility for the relevant quarter, which starts at 2.60 to 1.00 and declines over time to 1.30 to 1.00.

The Owl Rock Credit Agreement contains customary representations and warranties and affirmative and negative covenants, including covenants that restrict the Company and certain of its subsidiaries ability to incur additional indebtedness, incur or permit to exist liens on assets, make investments and acquisitions, consolidate or merge, engage in asset sales and pay dividends, of which the Company was in compliance for the three months ended June 30, 2021. Obligations under the Owl Rock Credit Agreement may be accelerated upon certain customary events of default (subject to grace or cure periods, as appropriate).

The following table summarizes information about the net carrying amounts of the Notes and the Credit Facility as of June 30, 2021:

(in thousands)	2024 Notes	2026 Notes	Owl Rock Credit Agreement
Principal amount of notes outstanding	$13,750	$120,000	$180,000
Unamortized discount and unamortized debt issuance cost	(2,271)	(23,962)	(8,789)
Total long-term portion of notes payable	$11,479	$96,038	$171,211
The following tables summarizes interest expense recognized on the Notes and on the Credit Facility:

	Three months ended June 30,
(in thousands)	2021	2020
Contractual interest expense	$3,196	$1,000
Amortization of debt issuance costs and discount	1,737	1,102
Total interest expense	$4,933	$2,102

	Six months ended June 30,
(in thousands)	2021	2020
Contractual interest expense	$4,213	$2,015
Amortization of debt issuance costs and discount	2,917	2,059
Total interest expense	$7,130	$4,074

In connection with the acquisition of AccSys, LLC (otherwise known as “Restaurant Magic”) in December 2019, the Company entered into a $2.0 million subordinated promissory note. The note bears interest at 5.75% per annum, with monthly payments of principal and interest in the amount of $60.6 thousand payable beginning January 15, 2020 through maturity on December 15, 2022. As of June 30, 2021, the outstanding balance of the subordinated promissory note was $1.0 million of which $0.7 million was in the current portion of long-term debt.

The following table summarizes the future principal payments as of June 30, 2021 (in thousands):

2021, remaining	$338
2022	705
2023	—
2024	13,750
2025	180,000
Thereafter	120,000
Total	$314,793
Note 8 — Common Stock

In connection with, and to partially fund the Cash Consideration of the Punchh Acquisition, on April 8, 2021, the Company entered into the Purchase Agreements with Act III and TRP to raise approximately $160.0 million through a private placement of the Company's common stock. Pursuant to the Purchase Agreements, the Company issued and sold (i) 73,530 shares of its common stock to Act III for a gross purchase price of approximately $5.0 million ($68.00 per share), and (ii) 2,279,412 shares of common stock to TRP for a gross purchase price of approximately $155.0 million ($68.00 per share) for an aggregate of 2,352,942 shares. The Company incurred $4.3 million of issuance costs in connection with the sale of its common stock. The Company also issued to Act III a warrant to purchase 500,000 shares of common stock with an exercise price of $76.50 per share and five year exercise period (the “Warrant”). The Warrant is accounted for as an equity instrument pursuant to ASC 815, Derivatives and Hedging, due to the Warrant contractually permitting only settlement in non-redeemable common shares upon exercise. Issuance date fair value of the Warrant was determined to be $14.3 million based on using the Black-Scholes model with the following assumptions:

Expected term	5.0 years
Risk free interest rate	0.85%
Expected volatility	53.78%
Expected dividend yield	None
Fair value (per warrant)	$28.65

The Company also issued 1,493,130 of its common stock as part of the Equity Consideration of the Punchh Acquisition. See “Note 3 — Acquisition” for additional information about the Punchh Acquisition.

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
Note 9 — Stock-Based Compensation

The Company applies the fair value recognition provisions of ASC Topic 718: Stock Compensation. Stock-based compensation expense, net of forfeitures of $64.0 thousand and $27.0 thousand for the three months ended June 30, 2021 and 2020, respectively, and stock-based compensation expense, net of forfeitures of $107.0 thousand and $32.0 thousand for six months ended June 30, 2021 and 2020, respectively, was recorded in the following line items in the condensed consolidated statements of operations for the three and six months ended June 30:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Cost of sales - contracts	$116	$101	$184	$199
Selling, general and administrative	4,135	1,022	5,387	2,013
Total stock-based compensation expense	$4,251	$1,123	$5,571	$2,212
At June 30, 2021, the aggregate unrecognized compensation expense related to unvested equity awards was $39.2 million, which is expected to be recognized as compensation expense in fiscal years 2021 through 2024.

A summary of stock option activity for the six months ended June 30, 2021 is below:

(in thousands, except for exercise price)	Options outstanding	Weighted average exercise price
Outstanding at January 1, 2021	957	$14.29
Granted	563	7.79
Exercised	(54)	10.70
Canceled/forfeited	(63)	13.64
Outstanding at June 30, 2021	1,403	$11.83

The fair value of options at the date of the grant was estimated using the Black-Scholes model with the following assumptions for the six months ended June 30, 2021:

Weighted average expected term	3.1 years
Weighted average risk-free interest rate	0.4%
Weighted average expected volatility	56.5%
Expected dividend yield	None
Estimated fair value (per share)	$60.47
A summary of unvested restricted stock activity for the six months ended June 30, 2021 is below:

(in thousands, except for award value)	Restricted Stock Awards	Weighted average award value
Outstanding at January 1, 2021	61	$25.62
Granted	2	22.36
Vested	(34)	24.81
Canceled/forfeited	(1)	20.94
Outstanding at June 30, 2021	28	$26.51

A summary of unvested restricted stock units (“RSU”) activity for the six months ended June 30, 2021 is below:

(in thousands, except for award value)	RSU Awards	Weighted average award value
Outstanding at January 1, 2021	427	$15.46
Granted	149	67.24
Vested	(115)	17.08
Canceled/forfeited	(4)	66.82
Outstanding at June 30, 2021	457	$31.39
Note 10 — Net Loss Per Share

Earnings per share is calculated in accordance with ASC Topic 260: Earnings per Share, which specifies the computation, presentation and disclosure requirements for earnings per share (“EPS”). It requires the presentation of basic and diluted EPS. Basic EPS excludes all dilution and is based upon the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the potential dilution that would occur if convertible securities or other contracts to issue common stock were exercised. At June 30, 2021, there were 1,403,000 anti-dilutive stock options outstanding compared to 928,000 as of June 30, 2020. At June 30, 2021 there were 457,000 anti-dilutive restricted stock units compared to 427,000 as of June 30, 2020.

The potential effects of 2024 Notes and 2026 Notes conversion features were excluded from the diluted net loss per share as of June 30, 2021 and 2020. Potential shares from 2024 Notes and 2026 Notes conversion features at respective maximum conversion rates of 46.4037 per share and 30.8356 per share are approximately 638,051 and 3,700,272, respectively. See “Note 7 — Debt” for additional information about the Notes.

As discussed in “Note 3 — Acquisition”, the Company issued to Act III a Warrant to purchase 500,000 shares of common stock with an exercise price of $76.50 per share and were excluded from the diluted net loss per share as of June 30, 2021 due to their anti-dilutive impact.
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

In 2016, the Company's Audit Committee commenced an internal investigation into conduct at the Company's China and Singapore offices and voluntarily notified the SEC and the U.S. Department of Justice (“DOJ”) of the internal investigation. Following the conclusion of the Audit Committee's internal investigation, the Company voluntarily reported the relevant findings of the investigation to the China and Singapore authorities. In early April 2019, the SEC notified the Company that based on current information, it did not intend to recommend an enforcement action against the Company; shortly thereafter, the DOJ advised that it did not intend to separately proceed. The Company was recently notified that the Singaporean authority has determined not to assess further penalties. The Company is unable to predict what actions the Chinese agencies might take.
Note 12 — Segment and Related Information

The Company is organized in two segments, Restaurant/Retail and Government. Management views the Restaurant/Retail and Government segments separately in operating its business, as the products and services are different for each segment.

The Restaurant/Retail segment is a provider of software, systems and services to the restaurant and retail industries. The Restaurant/Retail segment provides multi-unit and individual restaurants, franchisees, and enterprise customers in the three major restaurant categories (fast casual, quick serve, and table service) a fully integrated cloud solution with its Brink POS cloud software and POS hardware for the front-of-house, its back-office cloud software Data Central for the back-of-house, its loyalty and customer engagement platform - Punchh, and its wireless headsets for drive-thru order taking. This segment also offers a comprehensive portfolio of services to support its customer' technology and hardware requirements before, during and after software and/or hardware deployments. The Government segment performs complex technical studies, analysis, experiments, develops innovative solutions, and provides on-site engineering in support of advanced defense, security and aerospace systems. This segment also provides expert on-site services for operating and maintaining U.S. Government-owned communication assets.

Information noted as “Other” primarily relates to the Company’s corporate operations.

Information as to the Company’s segments is set forth in the tables below:

Information as to the Company’s segments (continued):

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Net Revenues:
Restaurant/Retail	$51,124	$27,633	$87,708	$65,042
Government	17,826	18,058	35,709	35,381
Total	$68,950	$45,691	$123,417	$100,423

Operating loss:
Restaurant/Retail	$(15,968)	$(7,697)	$(25,252)	$(13,767)
Government	1,405	1,349	2,595	2,528
Other	(2,412)	630	(339)	66
Total	(16,975)	(5,718)	(22,996)	(11,173)
Other expense, net	(341)	(139)	(392)	(764)
Interest expense, net	(4,937)	(2,111)	(7,097)	(4,083)
Loss on extinguishment of debt	—	—	—	(8,123)
Loss before benefit from income taxes	$(22,253)	$(7,968)	$(30,485)	$(24,143)

Depreciation, amortization and accretion:
Restaurant/Retail	$5,527	$1,951	$7,956	$3,806
Government	197	40	233	56
Other	2,073	1,567	3,598	2,838
Total	$7,797	$3,558	$11,787	$6,700

Capital expenditures including software costs:
Restaurant/Retail	$2,965	$2,783	$3,697	$4,490
Government	302	223	453	434
Other	231	—	288	122
Total	$3,498	$3,006	$4,438	$5,046

Revenues by country:
United States	$64,127	$44,626	$114,730	$97,257
Other Countries	4,823	1,065	8,687	3,166
Total	$68,950	$45,691	$123,417	$100,423

The following table represents assets by reporting segment.

(in thousands)	June 30, 2021	December 31, 2020
Restaurant/Retail	$706,141	$140,606
Government	13,775	13,150
Other	77,759	189,993
Total	$797,675	$343,749

The following table represents identifiable long-lived tangible assets by country based on the location of the assets.

(in thousands)	June 30, 2021	December 31, 2020
United States	$189,129	$250,275
Other Countries	14,268	16,570
Total	$203,397	$266,845

The following table represents goodwill by reporting segment.

(in thousands)	June 30, 2021	December 31, 2020
Restaurant/Retail	$458,037	$40,478
Government	736	736
Total	$458,773	$41,214

Customers comprising 10% or more of the Company’s total revenues by reporting segment are summarized as follows:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Restaurant/Retail reporting segment:
Dairy Queen	6%	11%	7%	14%
Yum! Brands, Inc.	11%	10%	11%	11%

Government reporting segment:
U.S. Department of Defense	26%	40%	29%	35%
All Others	57%	39%	53%	40%
	100%	100%	100%	100%

No other customer within All Others represented 10% or more of the Company’s total revenue for the three and six months ended June 30, 2021 or 2020.

Note 13 — Fair Value of Financial Instruments

The Company’s financial instruments have been recorded at fair value using available market information and valuation techniques. The fair value hierarchy is based upon three levels of input, which are:

Level 1 — quoted prices in active markets for identical assets or liabilities (observable)
Level 2 — inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in inactive markets, or other inputs that are observable market data for essentially the full term of the asset or liability (observable)
Level 3 — unobservable inputs that are supported by little or no market activity, but are significant to determining the fair value of the asset or liability (unobservable)

The Company’s financial instruments primarily consist of cash and cash equivalents, trade receivables, trade payables, debt instruments and deferred compensation assets and liabilities. The carrying amounts of cash and cash equivalents, trade receivables and trade payables as of June 30, 2021 and December 31, 2020 were considered representative of their fair values. The estimated fair value of the 2024 Notes and 2026 Notes at June 30, 2021 was $33.7 million and $217.5 million, respectively. The valuation techniques used to determine the fair value of the 2024 Notes and the 2026 Notes are classified within Level 2 of the fair value hierarchy. The estimated fair value of the Owl Rock Credit Agreement at June 30, 2021 was $177.1 million. The valuation techniques used to determine the fair value of the Owl Rock Credit Agreement are classified within Level 2 of the fair value hierarchy.

The deferred compensation assets and liabilities primarily relate to the Company’s deferred compensation plan, which allows for pre-tax salary deferrals for certain key employees. Changes in the fair value of the deferred compensation liabilities are derived using quoted prices in active markets of the asset selections made by plan participants. The deferred compensation liabilities are classified within Level 2, the fair value classification as defined under FASB ASC Topic 820: Fair Value Measurements, because their inputs are derived principally from observable market data by correlation to the hypothetical investments. The Company holds insurance investments to partially offset the Company’s liabilities under its deferred compensation plan, which are recorded at fair value each period using the cash surrender value of the insurance investments.

The amounts owed to employees participating in the deferred compensation plan at June 30, 2021 was $2.6 million compared to $2.8 million at December 31, 2020 and is included in other long-term liabilities on the balance sheets.

The Company's Level 3 contingent consideration liability had a fair value of $0 at June 30, 2021 and December 31, 2020.
The following table provides quantitative information associated with the fair value measurement of the Company’s Level 3 liability for contingent consideration at June 30, 2021 and December 31, 2020.

Contingency Type	Maximum Payout (undiscounted) (in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average or Range
Revenue-based payments	$1,965	$—	Monte Carlo	Revenue volatility	25.0%
				Discount rate	14.0%
				Projected year(s) of payment	2021-2022

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

When used in this Quarterly Report on Form 10-Q (“Quarterly Report”), the terms the “Company”, “PAR”, “we”, “us” or “our Company” refers to PAR Technology Corporation and its consolidated subsidiaries, unless the context indicates otherwise. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the notes thereto included under Part I, Item 1 of this Quarterly Report and our audited consolidated financial statement and the notes thereto included under Part II, Item 8 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the SEC on March 16, 2021 (“2020 Annual Report”). See also, “Forward-Looking Statements”.

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

Our Restaurant/Retail segment is a leading provider of POS software, systems, and services to the restaurant and retail industries. Our promise is to deliver the solutions that connect people to the restaurants, meals, and moments they love. We provide multi-unit and individual restaurants, franchisees, and enterprise customers in the three major restaurant categories a fully integrated cloud solution. In April 2021, we acquired Punchh Inc. (“Punchh”), a leader in SaaS-based customer loyalty and engagement solutions. With this acquisition, we offer our customers a unified commerce cloud platform, empowering quick service, fast casual, and table service restaurants with operational efficiencies, by combining our Brink POS cloud software for front-of-house, our Data Central back-office cloud software, our PAR Pay and PAR Payment Services and now Punchh loyalty software. Our unified commerce cloud platform is further extended with our compatible point-of-sale hardware and drive-thru solutions. Our open API also allows for integration with the world's leading restaurant technology platforms.

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

COVID-19 Update

The COVID-19 pandemic continues to present challenges to our Restaurant/Retail segment that we continue to monitor and respond to with actions to mitigate disruption to our operations and to protect our profitability. The operations and results of our Government business has not been materially impacted by the COVID-19 pandemic.

Recent Developments

•On April 8, 2021, we acquired Punchh for approximately $509.6 million (“Purchase Consideration”). We financed a portion of the cash Purchase Consideration through a combination of equity and debt, which included proceeds from the sale of $160.0 million of the Company's common stock and a $180.0 million senior secured term loan under a credit agreement. See “Note 3 — Acquisition”, for a description of the Punchh Acquisition. The “Liquidity and Capital Resources” section of Management's Discussion and Analysis of Financial Condition and Results of Operations provide additional information about how we financed the Punchh Acquisition.
Condensed Consolidated Results of Operations —
Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

We reported consolidated revenues of $69.0 million for the quarter ended June 30, 2021, an increase of $23.3 million from $45.7 million recorded for the quarter ended June 30, 2020. Our net loss was $10.0 million, or $0.39 per diluted share, for the second quarter of 2021, compared to a net loss of $9.0 million, or $0.49 per diluted share, for the second quarter of 2020.

Product revenues were $23.9 million for the quarter ended June 30, 2021, an increase of 94.1% from the $12.3 million recorded for the quarter ended June 30, 2020. This was our strongest quarter compared to the prior trailing twelve quarters starting with the quarter ended June 30, 2018. The growth was driven by multiple factors including continued growth in drive-thru and kitchen display systems, hardware refresh investments by some of our Tier 1 accounts and hardware revenue associated with our rollout of Brink POS to new customers. The increase versus the quarter ended June 30, 2020 was also driven by low sales volumes during the quarter ended June 30, 2020 as a result of COVID-19 related restrictions at our customers' locations.

Service revenues were $27.2 million for the quarter ended June 30, 2021, an increase of 77.8% from the $15.3 million recorded for the quarter ended June 30, 2020, primarily driven by revenues from the operations of Punchh of $8.1 million and increases of $1.7 million from implementations, and $1.7 million from other software revenue.

Contract revenues were $17.8 million for the quarter ended June 30, 2021, a decrease of 1.7% or $0.3 million from $18.1 million recorded for the quarter ended June 30, 2020. The decrease in contract revenues was driven by a $0.5 million decrease in our ISR solutions product line partially offset by a $0.3 million increase in our mission systems product line.

Product margins for the quarter ended June 30, 2021 were 22.8%, compared to 19.1%, recorded for the quarter ended June 30, 2020. The increase in margin was primarily due to more effective absorption of overhead fixed costs, compared to the quarter ended June 30, 2020 which experienced historically low revenue volume. The favorable impact from absorption was partially offset by higher material costs.

Service margins for the quarter ended June 30, 2021 were 30.3%, compared to 35.2% recorded for the quarter ended June 30, 2020, primarily driven by an increase in amortization expense for acquired developed technology of $2.9 million recognized as a result of the Punchh Acquisition and incremental costs incurred while transitioning our field operations organization.

Contract margins for the quarter ended June 30, 2021 were 7.9%, compared to 7.4% for the quarter ended June 30, 2020, primarily due to productivity improvements on existing contracts.

Selling, general, and administrative expenses increased to $22.9 million for the quarter ended June 30, 2021 from $10.0 million for the quarter ended June 30, 2020, an increase of 128.4%. The increase was primarily driven by $9.5 million in total Punchh related expenses of which $2.7 million are acquisition related costs and $6.8 million are operational expenses. Punchh operational expenses included $2.5 million for stock-based compensation. Other drivers included increases of $0.8 million for sales and marketing, $0.6 million from variable compensation, a $0.7 million increase in internal technology infrastructure costs, and a $0.6 million increase in corporate management expenses.

Research and development expenses were $8.6 million for the quarter ended June 30, 2021, an increase of $4.1 million from $4.5 million for the quarter ended June 30, 2020, driven primarily by $2.9 million for Punchh and $0.9 million related to additional investments in our existing product development organization.

For the quarters ended June 30, 2021 and 2020, we recorded $0.5 million and $0.2 million, respectively, of amortization expense associated with acquired identifiable non-developed technology intangible assets. The increase was driven by intangible assets recognized as part of the Punchh Acquisition.

In other expense, net, we recorded $0.3 million for the quarter ended June 30, 2021, compared to other expense, net, of $0.1 million recorded for the quarter ended June 30, 2020.

For the quarter ended June 30, 2021 interest expense, net, was $4.9 million, compared to $2.1 million recorded for the quarter ended June 30, 2020. The increase in interest expense was primarily driven by the Term Loan under the Owl Rock Credit Agreement. Interest expense, net includes $1.7 million of non-cash accretion of debt discount and amortization of issuance costs for the three months ended June 30, 2021 compared with $1.1 million for the same period last year.

Net tax benefit of $12.3 million for the three months ended June 30, 2021 is driven by a $12.3 million partial release of the Company's deferred taxed asset valuation allowance resulting from the deferred tax liabilities recognized in conjunction with the Punchh Acquisition. Net tax provision of $1.0 million for the three months ended June 30, 2020 was driven by a $1.0 million adjustment to the deferred tax benefit recorded in the quarter ended March 31, 2020 for the 2026 Notes issuance.

Segment Revenue by Product Line are set forth below:

	Three Months Ended June 30,		$	%
(in thousands)	2021	2020	variance	variance
Restaurant/Retail
Hardware	$23,355	$12,129	$11,226	93%
Software	15,100	5,977	9,123	153%
Services	12,669	9,527	3,142	33%
Total Restaurant Retail	$51,124	$27,633	$23,491	85%

Government
Intelligence, Surveillance, and Reconnaissance	$9,284	$9,741	$(457)	(5)%
Mission Systems	8,338	8,088	250	3%
Product Services	204	229	(25)	(11)%
Total Government	$17,826	$18,058	$(232)	(1)%

Total Net Revenue	$68,950	$45,691	$23,259	51%
Condensed Consolidated Results of Operations —
Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020
We reported consolidated revenues of $123.4 million for the six months ended June 30, 2021, an increase of $23.0 million from $100.4 million recorded for the six months ended June 30, 2020. Our net loss was $18.2 million, or $0.77 per diluted share, for the six months ended June 30, 2021, compared to a net loss of $19.9 million, or $1.10 per diluted share, for the six months ended June 30, 2020.

Product revenues were $42.5 million for the six months ended June 30, 2021, an increase of 37.1% from the $31.0 million recorded for the six months ended June 30, 2020. The increase was driven by continued growth in drive-thru and kitchen display systems, hardware refresh investments by some of our Tier 1 legacy accounts and hardware revenue associated with our rollout of Brink POS to new customers. Another driver of the increase was the low sales volumes during the six months ended June 30, 2020 as a result of COVID-19 related restrictions at our customers' locations.

Service revenues were $45.2 million for the six months ended June 30, 2021, an increase of 32.6% from the $34.1 million recorded for the six months ended June 30, 2020, primarily driven by revenues from the operations of Punchh of $8.3 million and increases of $0.7 million for repair services, $2.5 million for other software revenue.

Contract revenues were $35.7 million for the six months ended June 30, 2021, an increase of 0.8% or $0.3 million from $35.4 million recorded for the six months ended June 30, 2020, driven by ISR solutions product line revenues.

Product margins for the six months ended June 30, 2021 were 21.5%, compared to 19.6%, recorded for the six months ended June 30, 2020. The increase is primarily due to more effective absorption of overhead fixed costs as we experienced low volumes during the quarter ended June 30, 2020 as a result of COVID-19 related restrictions at our customers' locations. The favorable impact from absorption was partially offset by higher material costs.

Service margins for the six months ended June 30, 2021 were 30.0%, compared to 33.8% recorded for the six months ended June 30, 2020, primarily driven by a $5.5 million increase in software related costs including $2.9 million of amortization from acquired developed technology as a result of the Punchh Acquisition and incremental costs incurred while transitioning our field operations organization.

Contract margins for the six months ended June 30, 2021 were 7.3%, compared to 7.1% for the six months ended June 30, 2020, primarily due to productivity improvements on existing ISR contracts and improved margins in Product Services.

Selling, general, and administrative expenses increased to $37.5 million for the quarter ended June 30, 2021 from $21.5 million for the six months ended June 30, 2020, an increase of 74.5%. The increase was primarily driven by $10.2 million in total Punchh related expenses of which $3.4 million are acquisition related costs and $6.8 million are operational expenses. Punchh operational expenses included $2.5 million for stock-based compensation. Other drivers included increases of $0.6 million for sales and marketing, $1.1 million from variable compensation, a $1.0 million increase in internal technology infrastructure costs, and a $1.1 million increase in corporate management expenses.

Research and development expenses were $14.5 million for the six months ended June 30, 2021, an increase of $5.1 million from $9.4 million for the six months ended June 30, 2020, driven primarily by $2.8 million for Punchh and $2.0 million related to additional investments in our existing software product development.

For the six months ended June 30, 2021 and 2020, we recorded $0.8 million and $0.4 million, respectively of amortization expense associated with acquired identifiable non-developed technology intangible assets. The increase was driven by intangible assets recognized as part of the Punchh Acquisition.

Also included in operating expense for the six months ended June 30, 2021 was a $4.4 million gain on insurance proceeds received in connection with our settlement of a legacy claim. There was no comparable reduction to expense for the six months ended June 30, 2020.

In other expense, net, we recorded $0.4 million for the six months ended June 30, 2021, compared to other expense, net, of $0.8 million recorded for the six months ended June 30, 2020.

For the six months ended June 30, 2021, interest expense, net was $7.1 million, as compared to $4.1 million recorded for the six months ended June 30, 2020. This increase was primarily driven by the Term Loan under the Owl Rock Credit Agreement. Interest expense, net includes $2.9 million of non-cash accretion of debt discount and amortization of issuance costs for the six months ended June 30, 2021 compared with $2.1 million for the same period last year.

Net tax benefit of $12.3 million for the six months ended June 30, 2021 is driven by a $12.3 million partial release of the Company's deferred taxed asset valuation allowance resulting from the deferred tax liabilities recognized in conjunction with the Punchh Acquisition. The net tax benefit of $4.3 million for the six months ended June 30, 2020 was driven by the $4.4 million deferred tax benefit impact of the 2026 Notes issuance.
Segment Revenue by Product Line are set forth below:

	Six Months Ended June 30,		$	%
(in thousands)	2021	2020	variance	variance
Restaurant/Retail
Hardware	$41,190	$30,266	$10,924	36%
Software	22,976	12,921	10,055	78%
Services	23,542	21,855	1,687	8%
Total Restaurant Retail*	$87,708	$65,042	$22,666	35%

Government
Intelligence, Surveillance, and Reconnaissance	$18,831	$18,514	$317	2%
Mission Systems	16,469	16,535	(66)	—%
Product Services	409	332	77	23%
Total Government	$35,709	$35,381	$328	1%

Total Net Revenue	$123,417	$100,423	$22,994	23%
Liquidity and Capital Resources

For the six months ended June 30, 2021 our primary source of liquidity was existing cash and cash equivalents generated through financing transactions in 2020 and 2021. Cash used in operating activities was $33.1 million for the six months ended June 30, 2021, compared to $13.6 million for the six months ended June 30, 2020. Cash used for the six months ended June 30, 2021 was primarily driven by net operating losses, net of non-cash charges and additional net working capital requirements primarily driven by an increase in inventory of $8.8 million and an increase in other current assets of $11.0 million. The increase in other current assets reflected an increase in our prepaid assets.

Cash used in investing activities was $381.7 million for the six months ended June 30, 2021 compared to $4.6 million for the six months ended June 30, 2020. Investing activities during the six months ended June 30, 2021 included $377.3 million of cash consideration in connection with the Punchh Acquisition (net of cash acquired) and capital expenditures of $3.8 million for developed technology costs associated with our Restaurant/Retail segment software platforms compared to $4.6 million for software platforms for the quarter ended June 30, 2020.

Cash provided from financing activities was $319.3 million for the six months ended June 30, 2021, compared to cash provided by financing activities of $49.1 million for the six months ended June 30, 2020. During the six months ended June 30, 2021, we received net proceeds of $155.7 million from the private placement of our common stock to PAR Act III, LLC and certain funds and accounts advised by T. Rowe Price Associates, Inc., acting as the investment advisor and net proceeds of $170.7 million from the Term Loan under the Owl Rock Credit Agreement. During the six months ended June 30, 2020, we received net proceeds of $49.7 million from the $120.0 million issuance of the 2026 Notes offset by the repurchase of a majority of the 2024 Notes.

We expect our available cash and cash equivalents will be sufficient to meet our operating needs for the next 12 months. Our actual cash needs will depend on many factors, including our rate of revenue growth, growth of our SaaS revenues, the timing and extent of spending to support our product development efforts, the timing of introductions of new products and enhancements to existing products, market acceptance of our products, and the factors described above in this Part I, Item 2. “Management's Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report for the fiscal period ended June 30, 2021, and in the 2020 Annual Report and our other filings with the SEC.
Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements or obligations.

Contractual Obligations

As of June 30, 2021, we had the following contractual obligations:

(in thousands)	Payments due by period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Operating lease obligations	$5,186	$1,864	$2,541	$781	$—
Other purchase obligations	32,207	31,592	615	—	—
Debt obligations	367,435	13,519	40,633	313,283	—
	$404,828	$46,975	$43,789	$314,064	$—
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

Foreign Currency Exchange Risk

Our primary exposures relate to certain non-dollar denominated sales and operating expenses in Europe and Asia. These primary currencies are the Great British Pound, the Euro, the Australian dollar, the Singapore dollar and the Chinese Renminbi. Accordingly, changes in exchange rates may negatively affect our revenue and net income (loss) as expressed in U.S. dollars. We also have foreign currency risk related to foreign currency transactions and monetary assets and liabilities, including intercompany balances denominated in currencies that are not the functional currency. We have experienced and will continue to experience fluctuations in our net income (loss) as a result of gains (losses) on these foreign currency transactions and the remeasurement of monetary assets and liabilities. As of June 30, 2021, the impact of foreign currency exchange rate changes on our revenues and net income (loss) have not been material. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy.

Interest Rate Risk

As of June 30, 2021, we had $13.8 million, $120.0 million, and $180.0 million in aggregate principal amount of the 2024 Notes, the 2026 Notes, and the Owl Rock Credit Agreement outstanding, respectively.

We carry the Notes at face value less amortized discount on the consolidated balance sheet. Since the Notes bear interest at fixed rates, we have no financial statement risk associated with changes in interest rates. However, the fair value of the Notes changes when the market price of our stock fluctuates or interest rates change.

The Owl Rock Credit Agreement contains a variable interest rate with a floor of 5.25%, presenting interest rate exposure in an increasing rate environment.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2021. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of such date due to material weaknesses in our internal control over financial reporting previously identified in Item 9A. “Controls and Procedures” of our 2020 Annual Report.

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

Changes in Internal Control Over Financial Reporting.

During the three months ended June 30, 2021, the Company's internal controls over financial reporting expanded to include those inherited from the Punchh Acquisition, which are currently under evaluation by management. There were no additional changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1.	Legal Proceedings

The information in Note 11 – Contingencies, to the financial statements, is responsive to this Item and is incorporated by reference herein.

Item 1A.	Risk Factors

The risks described in the “Risk Factors” section of our 2020 Annual Report, as amended and supplemented by the risks described in the “Risk Factors” section of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, remain current in all material respects, and are amended and further supplemented by this Quarterly Report.

Risks Associated with the COVID-19 Pandemic

The COVID-19 pandemic has had and is expected to continue to have an adverse effect on our business, operations, and financial results for the foreseeable future.

The COVID-19 pandemic continues to present significant risk to our business, operations, and financial results. The extent of the impact of the COVID-19 pandemic on our business, operations, and financial results, including our ability to execute our near-term and long-term business strategies and initiatives, will depend on future developments, which are uncertain and cannot be predicted. Even as governmental restrictions are being lifted and markets reopen, there are resurgences of COVID-19 outbreaks, including the new Delta variant, in certain U.S. states and in other countries. The extent to which the U.S., individual states, or other countries will reinstitute or issue new restrictions in response to these resurgences or how consumers will respond is unclear; and, whether our business, operations, and financial results and those of our customers will again be faced with challenges similar to those in 2020, including store closures or reduced services, delayed or canceled store implementations, decreased product adoptions and bookings, new or extended shelter-in-place orders, travel restrictions, and mandated business closures, payment delays or defaults and bankruptcies is uncertain.

The COVID-19 pandemic has resulted in global supply chain shortages, that we expect to continue in the foreseeable future, which could have a material adverse effect on our business, results of operations, and financial results.

As we have previously cautioned, we source certain of our hardware products and related materials, product assemblies, and components from third parties, including sole-source suppliers for certain of our assembly components and hardware products. We did take steps early in the COVID-19 pandemic (and we continue to take steps) to mitigate its impact on our supply chain; however, the global causal linkage of the COVID-19 pandemic has created an unprecedented demand for materials and component parts used in our hardware products, which has led to significant global supply change shortages for such materials and components and associated escalating prices. Compounding the impact of the supply shortages is reduced ground and air transportation capacities. We have experienced significant price increases for materials and component parts and in associated transportation costs. Late in the quarter ended June 30, 2021, we increased our hardware product prices to offset some of the increased costs. These price increases could make us less competitive, result in reduced sales, loss of potential new customers, and cause damage to our reputation and relationships with our current customers, which could have a negative impact on our business, results of operations and financial results. Moreover, we may not be able to source materials or component parts when required, expanding the impact of the supply shortage and possibly resulting in longer lead times for delivery, which could negatively impact our ability to satisfactorily and timely complete our customer obligations. We could also incur additional costs and delays in addressing this type of problem.

Risks Associated with the Growth of our Business

The Punchh Acquisition involves a number of risks that could adversely affect our business, financial condition, and results of operations.

On April 8, 2021, we acquired Punchh Inc., a leader in SaaS-based customer loyalty and engagement solutions, pursuant to the terms of an Agreement and Plan of Merger Agreement dated on even date therewith. In addition to the factors described in Part I, Item 1A, “Risk Factors - Our inability to identify and complete future acquisitions and/or integrate acquired businesses could have a material adverse effect on our business, financial condition, and results of operations” of our 2020 Annual Report, the Punchh Acquisition involves certain risks and uncertainties, including

•Difficulties and/or delays in integrating Punchh’s operations, technologies, and systems;
•The distraction and/or diversion of resources and management’s attention to transition or integration activities involving Punchh, could delay or impede our execution of other business strategies and our and Punchh’s in-process research and development and product innovations;
•Difficulty providing bundled or complementary products to our and Punchh’s customers and expanding our customer base;
•Being subject to unfavorable revenue recognition or other accounting treatment as a result of Punchh’s business practices;

•Incurring a significant amount of debt to finance the Punchh Acquisition, which increased our debt service requirements, expense, and leverage; and
•The assumption of equity awards granted by Punchh pre-merger, which may more rapidly deplete shares of the Company’s common stock available under our equity incentive plans.

Our failure to successfully integrate and operate Punchh and realize the expected benefits of the Punchh Acquisition, due to these or other factors, could have a material adverse effect on our business, financial condition, and results of operations.

Risks Associated with our Convertible Senior Notes and Indebtedness

Servicing the additional indebtedness incurred in connection with the Punchh Acquisition will require a significant amount of cash, and we may not have sufficient cash flow from our operating subsidiaries to pay our debt.

The additional indebtedness we incurred in connection with the Punchh Acquisition will require a significant amount of cash, which could adversely affect our financial condition and results of operations. We acquired Punchh for $509.6 million (the “Purchase Consideration”); $180.0 million of the Purchase Consideration was funded with proceeds from a senior secured term loan, the “Term Loan”, under a credit agreement, dated April 8, 2021, with Owl Rock First Lien Master Fund, L.P., as administrative and collateral agent, and the other lenders party thereto from time to time. As of June 30, 2021, we had $314.8 million aggregate amount of debt, $180.0 million aggregate principal amount outstanding under the Term Loan and $134.8 million aggregate principal amount of the 2024 and 2026 Notes outstanding. Our ability to make scheduled payments on the principal of, to pay interest on, or to refinance our debt, including the 2024 Notes and the 2026 Notes and now, the Term Loan, depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. Moreover, our aggregate indebtedness, together with other financial obligations or contractual commitments, could have other significant consequences, including:

•increasing the impact of adverse changes in the U.S. and global markets - generally, and in our industries, on our business, financial condition and operating results;
•restricting or limiting our agility to plan and react to changes in our business and our industries;
•placing us at a disadvantage compared to our competitors who have less debt; and
•limiting our ability to borrow additional amounts to fund acquisitions, for working capital, and for other general corporate purposes.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Under our equity incentive plan, employees may elect to have us withhold shares to satisfy minimum statutory federal, state and local tax withholding obligations arising from the vesting of their restricted stock and restricted stock units. When we withhold these shares, we are required to remit to the appropriate taxing authorities the market price of the shares withheld, which could be deemed a purchase of shares by us on the date of withholding. For the six months ended June 30, 2021, 7,136 shares were withheld at an average price of $69.65 per share.

Item 6.	Exhibits

Exhibit Number		Incorporated by reference into this Quarterly Report on Form 10-Q		Date Filed or Furnished
	Exhibit Description	Form	Exhibit No.
2.1*	Agreement and Plan of Merger, dated April 8, 2021, by and among PAR Technology Corporation, ParTech, Inc., Sliver Merger Sub Inc., Punchh Inc. and Fortis Advisors LLC.	Form 8-K (File No. 001-09720)	2.1	4/8/2021
3.1	Certificate of Incorporation, as amended, of PAR Technology Corporation	10-K	3.1	3/16/2021
3.2	Bylaws, as amended, of PAR Technology Corporation	10-Q	4.1	5/11/2020
10.1	Credit Agreement, dated April 8, 2021, by and among PAR Technology Corporation, its subsidiaries party thereto as guarantors and Owl Rock First Lien Master Fund, L.P., as administrative agent.	Form 8-K (File No. 001-09720)	10.1	4/8/2021
10.2*	Securities Purchase Agreement, dated April 8, 2021, between PAR Technology Corporation and PAR Act III, LLC.	Form 8-K (File No. 001-09720)	10.2	4/8/2021
10.3*	Securities Purchase Agreement, dated April 8, 2021, among PAR Technology Corporation and certain funds and accounts advised by T. Rowe Price Associates, Inc., acting as investment adviser.	Form 8-K (File No. 001-09720)	10.3	4/8/2021
10.4	Common Stock Purchase Warrant, dated April 8, 2021, in favor of PAR Act III, LLC. of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended	Form 8-K (File No. 001-09720)	10.7	4/8/2021
10.5	Punchh Inc. 2010 Equity Incentive Plan	S-8 (File No. 333-255214)	99.1	4/13/2021
10.6	Punchh Inc. 2020 Equity Incentive Plan	S-8 (File No. 333-255214)	99.2	4/13/2021
10.7	Form of Stock Option Award Agreement under Punchh Inc. 2010 Equity Incentive Plan	S-8 (File No. 333-255214)	99.3	4/13/2021
10.8	Form of Stock Option Award Agreement under Punchh Inc. 2020 Equity Incentive Plan	S-8 (File No. 333-255214)	99.4	4/13/2021
10.9	PAR Technology Corporation 2021 Employee Stock Purchase Plan	S-8 (File No. 333-256915)	99.5	6/9/2021
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended			Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended			Filed herewith
32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350			Furnished herewith
32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350			Furnished herewith
101.INS	XBRL Instance Document			Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document			Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document			Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document			Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document			Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document			Filed herewith
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)			Filed herewith
* The schedules and exhibits to such agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAR TECHNOLOGY CORPORATION
(Registrant)

Date:	August 9, 2021	/s/ Bryan A. Menar
Bryan A. Menar
Chief Financial and Accounting Officer
(Principal Financial Officer)