Form 10-Q
period 2021-09-30
PAR TECHNOLOGY CORP
filed 2021-11-09
CIK 708821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2021
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

As of November 2, 2021, 26,864,741 shares of the registrant’s common stock, $0.02 par value, were outstanding.

PAR TECHNOLOGY CORPORATION

PART I
FINANCIAL INFORMATION

Item Number		Page

	Forward-Looking Statements

Item 1.	Financial Statements (unaudited)	2

	Condensed Consolidated Balance Sheets at September 30, 2021 and December 31, 2020 (unaudited)	2

	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2021 and September 30, 2020 (unaudited)	3

	Condensed Consolidated Statements of Comprehensive Loss for the Three and Nine Months Ended September 30, 2021 and September 30, 2020 (unaudited)	4

	Condensed Consolidated Statements of Changes in Shareholders' Equity for the Three and Nine Months Ended September 30, 2021 and September 30, 2020 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2021 and September 30, 2020 (unaudited)	7

	Notes to Condensed Consolidated Financial Statements (unaudited)	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	42

Item 4.	Controls and Procedures	43
PART II
OTHER INFORMATION
Item 1.	Legal Proceedings	43

Item 1A.	Risk Factors	43

Item 2.	Unregistered Sales of Equity Securities and Use Of Proceeds	44

Item 6.	Exhibits	44

Signatures		46
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

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 (“Quarterly Report”) contains “forward-looking statements” within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not historical in nature, but rather are predictive of our future operations, financial condition, financial results, business strategies and prospects. Forward-looking statements are generally identified by words such as “anticipate,” “believe,” “belief,” “continue,” “could,” “expect,” “estimate,” “intend,” “may,” “opportunity,” “plan,” “should,” “will,” “would,” “will likely result,” and similar expressions. Forward-looking statements are based on management's current expectations and assumptions that are subject to risks and uncertainties, many of which are beyond our control, which could cause our actual results to differ materially from those expressed in or implied by forward-looking statements, including forward-looking statements relating to and our expectations regarding our acquisition of Punchh Inc. and the anticipated benefits of such acquisition or any other acquisition that we may make in the future, as well as the impact of the COVID-19 pandemic, including the Delta variant, on our business, operations, and financial results. While we have taken and continue to take precautionary measures intended to minimize the impact of COVID-19 to our employees and to our business, there can be no assurances that these actions are sufficient and that additional actions will not be required. Factors that have adversely affected and may continue to adversely affect, and that could subsequently adversely impact, our business, operations and financial results due to the COVID-19 pandemic include: customer store closures; significant reductions or volatility in demand for our products and services; shortages of hardware materials and components, shipping delays and increased costs; canceled or delayed store implementations, decreased product adoptions and bookings; reduced or delayed software or hardware deployments and a reprioritization of investments in technology or point-of-sale infrastructure; delayed payments or payment defaults by customers; our ability to be agile in executing our business and strategies and our management of business continuity risks, including increased exposure to potential cybersecurity breaches and attacks, disruptions or delays in product assembly and fulfillment and associated costs, and limitations on our selling and marketing efforts; our ability to successfully attract, hire and retain necessary qualified employees to develop and expand our business; and the possible impairment of goodwill and other intangible assets in the event of a significant decline in our financial performance. The extent to which the COVID-19 pandemic will continue to impact our business, operations, and financial results is uncertain and cannot be predicted, and there can be no assurance that the COVID-19 pandemic will not have a material and adverse effect on our business, operations and financial results during any quarter or year in which we are affected. Other factors, risks, trends, and uncertainties that could cause our actual results to differ materially from those expressed in or implied by forward-looking statements are described under Part I, Item 2. “Management's Discussion and Analysis of Financial Condition and Results of Operations”, Part II, Item 1A. “Risk Factors” and elsewhere in this Quarterly Report, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, in our Quarterly Reports on Form 10-Q for the quarters ended June 30, 2021 and March 31, 2021, and in our other filings with the SEC. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise, except as may be required under applicable securities law.

PART I – FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS (unaudited)

PAR TECHNOLOGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

Assets	September 30, 2021	December 31, 2020
Current assets:
Cash and cash equivalents	$200,293	$180,686
Accounts receivable – net	48,902	42,980
Inventories – net	33,988	21,638
Other current assets	13,111	3,625
Total current assets	296,294	248,929
Property, plant and equipment – net	13,831	13,856
Goodwill	459,195	41,214
Intangible assets – net	123,057	33,121
Lease right-of-use assets	4,138	2,569
Other assets	9,877	4,060
Total assets	$906,392	$343,749
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$695	$666
Accounts payable	23,846	12,791
Accrued salaries and benefits	14,841	13,190
Accrued expenses	3,887	2,606
Lease liabilities – current portion	1,698	1,200
Customer deposits and deferred service revenue	15,498	9,506
Total current liabilities	60,465	39,959
Lease liabilities – net of current portion	2,824	1,462
Deferred service revenue – noncurrent	6,799	3,082
Long-term debt	302,336	105,844
Other long-term liabilities	9,287	4,997
Total liabilities	381,711	155,344
Commitments and contingencies (Note 11)
Shareholders’ equity:
Preferred stock, $.02 par value, 1,000,000 shares authorized	—	—
Common stock, $.02 par value, 58,000,000 shares authorized, 28,017,033 and 22,982,955 shares issued, 26,855,578 and 21,917,357 outstanding at September 30, 2021 and December 31, 2020, respectively	560	459
Additional paid in capital	634,895	243,575
Accumulated deficit	(96,866)	(46,706)
Accumulated other comprehensive loss	(3,992)	(3,936)
Treasury stock, at cost, 1,161,455 shares and 1,065,598 shares at September 30, 2021 and December 31, 2020, respectively	(9,916)	(4,987)
Total shareholders’ equity	524,681	188,405
Total Liabilities and Shareholders’ Equity	$906,392	$343,749

See accompanying notes to unaudited interim condensed consolidated financial statements

PAR TECHNOLOGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2021	2020	2021	2020
Revenues, net:
Product	$30,291	$20,470	$72,786	$51,437
Service	29,530	16,877	74,743	50,952
Contract	18,039	17,500	53,748	52,881
Total revenues, net	77,860	54,847	201,277	155,270
Costs of sales:
Product	22,786	15,995	56,158	40,882
Service	20,792	11,252	52,427	33,810
Contract	16,068	15,929	49,175	48,781
Total cost of sales	59,646	43,176	157,760	123,473
Gross margin	18,214	11,671	43,517	31,797
Operating expenses:
Selling, general and administrative	21,662	10,512	59,145	31,988
Research and development	10,122	4,210	24,574	13,613
Amortization of identifiable intangible assets	539	257	1,303	677
Adjustment to contingent consideration liability	—	(2,310)	—	(2,310)
Gain on insurance proceeds	—	—	(4,400)	—
Total operating expenses	32,323	12,669	80,622	43,968
Operating loss	(14,109)	(998)	(37,105)	(12,171)
Other expense, net	(539)	(486)	(931)	(1,250)
Interest expense, net	(5,406)	(2,235)	(12,503)	(6,318)
Loss on extinguishment of debt	(11,916)	—	(11,916)	(8,123)
Loss before benefit from income taxes	(31,970)	(3,719)	(62,455)	(27,862)
Benefit from income taxes	37	8	12,295	4,265
Net loss	$(31,933)	$(3,711)	$(50,160)	$(23,597)
Net loss per share (basic and diluted)	$(1.23)	$(0.20)	$(2.05)	$(1.30)
Weighted average shares outstanding (basic and diluted)	25,998	18,250	24,485	18,145

See accompanying notes to unaudited interim condensed consolidated financial statements

PAR TECHNOLOGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(31,933)	$(3,711)	$(50,160)	$(23,597)
Other comprehensive income loss, net of applicable tax:
Foreign currency translation adjustments	(109)	(50)	(56)	309
Comprehensive loss	$(32,042)	$(3,761)	$(50,216)	$(23,288)

See accompanying notes to unaudited interim condensed consolidated financial statements

PAR TECHNOLOGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock		Total Shareholders’ Equity
	Shares	Amount				Shares	Amount
Balances at December 31, 2020	22,983	$459	$243,575	$(46,706)	$(3,936)	1,066	$(4,987)	$188,405
Issuance of common stock upon the exercise of stock options	34	1	408	—	—	—	—	409
Net issuance of restricted stock units	87	2	263	—	—	—	—	265
Treasury stock acquired from employees upon vesting or forfeiture of restricted stock	—	—	—	—	—	76	(3,974)	(3,974)
Stock-based compensation	—	—	1,320	—	—	—	—	1,320
Foreign currency translation adjustments	—	—	—	—	(302)	—	—	(302)
Net loss	—	—	—	(8,271)	—	—	—	(8,271)
Balances at March 31, 2021	23,104	$462	$245,566	$(54,977)	$(4,238)	1,142	$(8,961)	$177,852
Issuance of common stock upon the exercise of stock options	20	—	209	—	—	—	—	209
Net issuance of restricted stock units	28	1	—	—	—	—	—	1
Issuance of common stock for acquisition	1,493	30	108,629	—	—	—	—	108,659
Issuance of common stock, net of issuance costs of $4.3 million	2,353	47	155,640	—	—	—	—	155,687
Treasury stock acquired from employees upon vesting or forfeiture of restricted stock	—	—	—	—	—	7	(497)	(497)
Stock-based compensation	—	—	4,251	—	—	—	—	4,251
Foreign currency translation adjustments	—	—	—	—	355	—	—	355
Net loss	—	—	—	(9,956)	—	—	—	(9,956)
Balances at June 30, 2021	26,998	$540	$514,295	$(64,933)	$(3,883)	1,149	$(9,458)	$436,561
Issuance of common stock upon the exercise of stock options	22	1	199	—	—	—	—	200
Equity component of issuance of 2027 convertible notes, net of deferred taxes of $0.6 million and issuance costs of $2.1 million	—	—	63,068	—	—	—	—	63,068
Issuance of common stock, net of issuance costs of $2.5 million	982	19	52,467	—	—	—	—	52,486
Net issuance of restricted stock	15	—	—	—	—	—	—	—
Issuance of common stock for acquisition	—	—	1,081	—	—	—	—	1,081
Treasury stock acquired from employees upon vesting or forfeiture of restricted stock	—	—	—	—	—	12	(458)	(458)
Stock-based compensation	—	—	3,785	—	—	—	—	3,785
Foreign currency translation adjustments	—	—	—	—	(109)	—	—	(109)
Net loss	—	—	—	(31,933)	—	—	—	(31,933)
Balances at September 30, 2021	28,017	$560	$634,895	$(96,866)	$(3,992)	1,161	$(9,916)	$524,681

See accompanying notes to unaudited interim condensed consolidated financial statements

PAR TECHNOLOGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Continued)
(In thousands)
(Unaudited)

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock		Total Shareholders’ Equity
	Shares	Amount				Shares	Amount
Balances at December 31, 2019	18,360	$367	$94,372	$(10,144)	$(5,368)	1,731	$(6,380)	$72,847
Issuance of common stock upon the exercise of stock options	2	—	30	—	—		—	30
Net issuance of restricted stock awards	21	—	—	—	—		—	—
Treasury stock acquired from employees upon vesting or forfeiture of restricted stock	—	—	—	—	—	38	(524)	(524)
Issuance of restricted stock for acquisition	908	19	—	—	—	—	—	19
Equity component of redeemed 2024 convertible notes (net of deferred taxes of $1.8 million)			(7,988)			(722)	2,435	(5,553)
Equity component of issued 2026 convertible notes (net of deferred taxes of $6.2 million and issuance costs of $0.9 million)	—	—	19,097	—	—	—	—	19,097
Stock-based compensation	—	—	1,089	—	—	—	—	1,089
Foreign currency translation adjustments	—	—	—	—	201	—	—	201
Net loss	—	—	—	(10,910)	—	—	—	(10,910)
Balances at March 31, 2020	19,291	$386	$106,600	$(21,054)	$(5,167)	1,047	$(4,469)	$76,296
Issuance of common stock upon the exercise of stock options	4	—	12	—	—	—	—	12
Treasury stock acquired from employees upon vesting or forfeiture of restricted stock	—	—	(195)	—	—	3	192	(3)
Stock-based compensation	—	—	1,123	—	—	—	—	1,123
Foreign currency translation adjustments	—	—	—	—	158	—	—	158
Net loss	—	—	—	(8,976)	—	—	—	(8,976)
Balances at June 30, 2020	19,295	$386	$107,540	$(30,030)	$(5,009)	1,050	$(4,277)	$68,610
Issuance of common stock upon the exercise of stock options	20	—	394	—	—	—	—	394
Net issuance of restricted awards	—	—	833	—	—	—	—	833
Treasury stock acquired from employees upon vesting or forfeiture of restricted stock	—	—	—	—	—	2	(306)	(306)
Stock-based compensation	—	—	1,005	—	—	—	—	1,005
Foreign currency translation adjustments	—	—	—	—	(50)	—	—	(50)
Net loss	—	—	—	(3,711)	—	—	—	(3,711)
Balances at September 30, 2020	19,315	$386	$109,772	$(33,741)	$(5,059)	1,052	$(4,583)	$66,775

See accompanying notes to unaudited interim condensed consolidated financial statements

PAR TECHNOLOGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(50,160)	$(23,597)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	15,069	6,946
Accretion of debt in interest expense	5,035	3,206
Current expected credit losses	992	912
Provision for obsolete inventory	19	2,158
Stock-based compensation	9,356	3,217
Loss on debt extinguishment	11,916	8,123
Adjustment to contingent consideration liability	—	(2,310)
Deferred income tax	(12,522)	(4,372)
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	3,189	756
Inventories	(12,377)	(9,945)
Other current assets	(7,575)	989
Other assets	(2,774)	597
Accounts payable	7,849	(655)
Accrued salaries and benefits	(2,605)	2,794
Accrued expenses	(7,418)	(627)
Customer deposits and deferred service revenue	(1,402)	(3,287)
Other long-term liabilities	(211)	706
Net cash used in operating activities	(43,619)	(14,389)
Cash flows from investing activities:
Settlement of working capital for acquisitions	—	191
Cash paid for acquisition, net of cash acquired	(374,653)	—
Capital expenditures	(928)	(692)
Capitalization of software costs	(5,471)	(6,369)
Net cash used in investing activities	(381,052)	(6,870)
Cash flows from financing activities:
Principal payments of long-term debt	(4,004)	(471)
Payments for the extinguishment of notes payable	(183,618)	(66,250)
Proceeds from common stock issuance	215,000	—
Payments for common stock issuance costs	(6,827)	—
Proceeds from debt issuance, net of original issue discount	441,385	120,000
Payments for debt issuance costs	(13,998)	(4,214)
Treasury stock acquired from employees upon vesting or forfeiture of restricted stock	(4,477)	(829)
Proceeds from exercise of stock options	819	436
Net cash provided by financing activities	444,280	48,672
Effect of exchange rate changes on cash and cash equivalents	(2)	306
Net increase in cash and cash equivalents	19,607	27,719
Cash and cash equivalents at beginning of period	180,686	28,036
Cash and equivalents at end of period	$200,293	$55,755
See accompanying notes to unaudited interim condensed consolidated financial statements

PAR TECHNOLOGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$6,337	$1,339
Taxes, net of refunds	—	184
Master development agreement with related party (refer to Note 1)	813	—
Capitalized software recorded in accounts payable	—	295
Capital expenditures in accounts payable	88	347
Tax withholding in accrued salaries and benefits related to treasury stock acquired from employees	451	—
Common stock issued for acquisition	109,740	—
Acquisition consideration recorded in accounts payable	121	—
Master development agreement expenditures with related party in accounts payable	163	—

See accompanying notes to unaudited interim condensed consolidated financial statements

PAR TECHNOLOGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1: BASIS OF PRESENTATION
The accompanying unaudited interim condensed consolidated financial statements (“financial statements”) of PAR Technology Corporation through its consolidated subsidiaries (collectively, the “Company”, “PAR”, “we”, “us” or “our Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements as promulgated by the Securities and Exchange Commission (“SEC”). In the opinion of management, the Company's financial statements include all normal and recurring adjustments necessary in order to make the financial statements not misleading and to provide a fair presentation of the Company's financial results for the interim period included in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 (this “Quarterly Report”). Interim results are not necessarily indicative of results for the full year or any future periods. The information included in this Quarterly Report should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the SEC on March 16, 2021 (“2020 Annual Report”).

The preparation of the financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include revenue recognition, stock-based compensation, the recognition and measurement of assets acquired and liabilities assumed in business combinations at fair value, the carrying amount of property, plant and equipment including right-to-use assets and liabilities, identifiable intangible assets and goodwill, the measurement of liabilities and equity recognized for outstanding convertible notes, current expected credit losses for receivables, net realizable value for inventories, and measurement of contingent consideration at fair value. Actual results could differ from these estimates. The Company's estimates are subject to uncertainties, including those associated with market conditions, risks and trends and the ongoing COVID-19 pandemic.

The Company operates in two distinct reporting segments, Restaurant/Retail and Government. The Company’s chief operating decision maker is the Company’s Chief Executive Officer. The Restaurant/Retail segment provides point-of-sale (“POS”) software and hardware, back-office software, customer loyalty software, and integrated technical solutions to the retail and restaurant industries. The Government segment provides intelligence, surveillance, and reconnaissance solutions and mission systems support to the United States Department of Defense and other federal agencies. The financial statements also include corporate operations, which are comprised of enterprise-wide functional departments.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with a remaining maturity of three months or less, to be cash equivalents, including money market funds.

The Company maintained bank balances that, at times, exceeded the federally insured limit during the nine months ended September 30, 2021. The Company has not experienced losses relating to these deposits and management does not believe that the Company is exposed to any significant credit risk with respect to these amounts.

Cash and cash equivalents consist of the following (in thousands):

	September 30, 2021	December 31, 2020
Cash and cash equivalents
Cash	$70,186	$59,700
Money market funds	130,107	120,986
Total cash and cash equivalents	$200,293	$180,686

Gain on Insurance Proceeds

During the first quarter of 2021, the Company received $4.4 million of insurance proceeds in connection with the settlement of a legacy claim; no other insurance proceeds were received during the three or nine months ended September 30, 2021.

Other Long-Term Liabilities

Other long-term liabilities represent amounts owed to employees that participate in the Company’s deferred compensation plan and the long-term portion of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) deferred payroll taxes. The amount owed to employees participating in the deferred compensation plan was $2.6 million and $2.8 million at September 30, 2021 and December 31, 2020, respectively. Additionally, indemnification and net deferred tax liabilities resulting from the Punchh Acquisition of approximately $2.2 million and $1.8 million, respectively, are presented within other long-term liabilities. Refer to “Note 3 — Acquisition” for additional information.

Under the CARES Act employers can defer payment of the employer portion of social security taxes through the end of 2020, with 50% of the deferred amount due December 31, 2021 and the remaining 50% due December 31, 2022. As permitted under the CARES Act, the Company deferred payment of the employer portion of social security taxes through the end of 2020. As of September 30, 2021 and December 31, 2020, the Company deferred a total of $3.4 million of payroll taxes during 2020, to be paid equally in the fourth quarters of 2021 and 2022. The current portion of the deferred payroll taxes was $1.7 million at September 30, 2021 and December 31, 2020 and included within accrued salaries and benefits; the non-current portion of $1.7 million was included within other long-term liabilities on the consolidated balance sheet.

Related Party Transactions

A Company subsidiary has a master development agreement with Act III Management LLC (“Act III Management”), pursuant to which Act III Management performs software development services. Mr. Keith Pascal, a Company director, is an employee of Act III Management, and serves as its vice president and secretary. Mr. Pascal was initially appointed to the Company's board of directors in April 2021 pursuant to the Investor Rights Agreement entered into by the Company with an affiliate of Act III Management on April 8, 2021. The Company does not believe the terms of the master development agreement have been significantly affected by the fact that the Company and Act III Management are deemed to be related parties. As of September 30, 2021, the Company had $0.2 million of accounts payable owed to Act III Management and in the nine months ended September 30, 2021, a total of $0.8 million has been paid to Act III Management for services performed under this master development agreement.

Recently Adopted Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify various requirements related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and clarifies and amends existing guidance to improve consistent application. The Company adopted ASU 2019-12 effective January 1, 2021. In the three and nine months ended September 30, 2021, application of the standard to the Company's September 2021 convertible note offering resulted in classification to shareholders' equity of a $15.3 million partial release of the Company's deferred tax asset valuation adjustment. Refer to “Note 7 — Debt”.

Accounting Pronouncements Not Yet Adopted

In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40), which is intended to reduce the number of accounting models for convertible debt instruments and convertible preferred stock, and amend guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. ASU 2020-06 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021, with early adoption permitted. The Company expects to adopt ASU 2020-06 in the first quarter of 2022 and is currently evaluating the impact of adoption on its financial statements.

With the exception of the standards discussed above, there were no other recent accounting pronouncements or changes in accounting pronouncements during the three months ended September 30, 2021 that are of significance or potential significance to the Company.

NOTE 2: REVENUE RECOGNITION
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

The Company evaluated the potential performance obligations within its Restaurant/Retail segment and evaluated whether each performance obligation met the ASC Topic 606 criteria to be considered a distinct performance obligation. Revenue in the Restaurant/Retail segment is recognized at a point in time for licensed software, hardware and installations. Revenue on these items are recognized when the customer obtains control of the asset. This generally occurs upon delivery and acceptance by the customer or upon installation or delivery to a third party carrier for onward delivery to customer. Additionally, revenue in the Restaurant/Retail segment relating to SaaS, the Company's Advanced Exchange hardware service program, its on-site support and other services is recognized over time as the customer simultaneously receives and consumes the benefits of the Company’s performance obligations. The Company’s support services are stand-ready obligations that are provided over the life of the contract, generally 12 months. The Company offers installation services to its customers for hardware and software for which the Company primarily hires third-party contractors to install the equipment on the Company's behalf. The Company pays third party contractors an installation service fee based on an hourly rate agreed to by the Company and contractor. When third party installers are used, the Company determines whether the nature of its performance obligations is to provide the specified goods or services itself (principal) or to arrange for a third-party to provide the goods or services (agent). In the Company's customer arrangements, the Company is primarily responsible for providing a good or service, has inventory risk before the good or service is transferred to the customer, and discretion in establishing prices; as a result, the Company has concluded that it is the principal in the arrangement and records installation revenue on a gross basis.

The support services associated with hardware and software sales are “stand-ready obligations” satisfied over time on the basis that the customer consumes and receives a benefit from having access to the Company's support resources, when and as needed, throughout the contract term. For this reason, the support services are recognized ratably over the contract term since the Company satisfies its obligation to stand ready by performing these services each day. Contracts typically require payment within 30 to 90 days from the shipping date or installation date, depending on the Company's terms with the customer. The primary method used to estimate a stand-alone selling price, is the price that the Company charges for the particular good or service sold by the Company separately under similar circumstances to similar customers. The Company determines stand-alone selling prices as follows: hardware, software and software activation (one-time fee at the initial offering of software or SaaS) performance obligations are recognized at a stand-alone selling price based on the price at which the Company sells the particular good or service separately in similar circumstances and to similar customers. The stand-alone selling price for all other performance obligations, including: pass-through hardware, such as terminals, printers, or card readers; hardware support (referred to as Advanced Exchange), installation, maintenance, licensed software upgrades, and professional services (project management) is recognized by using an expected cost plus margin.

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

The Government segment expects payment within 30 to 90 days from satisfaction of its performance obligations. None of the Government contracts as of September 30, 2021 or September 30, 2020 contained a significant financing component.

Performance Obligations Outstanding

The Company's performance obligations outstanding represent the transaction price of firm, non-cancellable orders, with expected delivery dates to customers after September 30, 2021 and 2020, respectively, for work that has not yet been performed. The activity of outstanding performance obligations as it relates to customer deposits and deferred service revenue is as follows:

(in thousands)	2021	2020
Beginning balance - January 1	$11,082	$12,486
Acquired deferred revenue (Note 3)	11,125	—
Recognition of deferred revenue	(15,846)	(9,922)
Deferral of revenue	14,257	8,881
Ending balance - September 30	$20,618	$11,445
The above table excludes customer deposits of $1.7 million and $1.3 million for the nine months ended September 30, 2021 and 2020, respectively. The majority of the deferred revenue balances above relate to professional services, maintenance agreements, and software licenses. These balances are recognized on a straight-line basis over the life of the contract, with the majority of the balance to be recognized within the next twelve months.

In the Restaurant/Retail segment most performance obligations relate to service and support contracts, approximately 66% of which the Company expects to fulfill within one year. The Company expects to fulfill 100% of support and service contracts within 60 months. At September 30, 2021 and December 31, 2020, transaction prices allocated to future performance obligations were $20.6 million and $11.1 million, respectively.

During the three months ended September 30, 2021 and 2020, the Company recognized revenue of $2.4 million and $2.2 million, respectively, which are included in contract liabilities as of January 1, 2021 and 2020, respectively. During the nine months ended September 30, 2021 and 2020, the Company recognized revenue of $7.5 million and $9.9 million, respectively, which are included in contract liabilities at the beginning of each such period.

In the Government segment, the value of existing contracts at September 30, 2021, net of amounts relating to work performed to that date, was approximately $192.0 million, of which $38.0 million was funded, and at December 31, 2020, net of amounts relating to work performed to that date, was approximately $150.5 million, of which $27.8 million was funded. The value of existing contracts in the Government segment, net of amounts relating to work performed at September 30, 2021, are expected to be recognized as revenue over time as follows (in thousands):

Next 12 months	$26,310
Months 13-24	71,209
Months 25-36	52,910
Thereafter	41,551
Total	$191,980

Disaggregated Revenue

The Company disaggregates revenue from contracts with customers by major product line for each of its reporting segments because the Company believes it best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

Disaggregation of revenue is as follows (in thousands):

	Three Months Ended September 30, 2021
	Restaurant/Retail point in time	Restaurant/Retail over time	Government over time
Hardware	$29,669	$—	$—
Software	290	16,878	—
Service	5,150	7,834	—
Mission systems	—	—	9,619
Intelligence, surveillance, and reconnaissance solutions	—	—	8,237
Product	—	—	183
Total	$35,109	$24,712	$18,039

	Three Months Ended September 30, 2020
	Restaurant/Retail point in time	Restaurant/Retail over time	Government over time
Hardware	$20,149	$—	$—
Software	371	6,418	—
Service	3,490	6,919	—
Mission systems	—	—	8,084
Intelligence, surveillance, and reconnaissance solutions	—	—	8,943
Product	—	—	473
Total	$24,010	$13,337	$17,500
The Company has reclassified the prior year information in the above table to conform to the current year presentation; Restaurant/Retail of $37.3 million is presented across hardware, software and service.

	Nine Months Ended September 30, 2021
	Restaurant/Retail point in time	Restaurant/Retail over time	Government over time
Hardware	$70,858	$—	$—
Software	827	39,318	—
Service	14,024	22,502	—
Mission Systems	—	—	28,450
Intelligence, surveillance, and reconnaissance solutions	—	—	24,706
Product	—	—	592
Total	$85,709	$61,820	$53,748
Intelligence, surveillance, and reconnaissance solutions

	Nine Months Ended September 30, 2020
	Restaurant/Retail point in time	Restaurant/Retail over time	Government over time
Hardware	$50,390	$—	$—
Software	1,153	18,547	—
Service	11,006	21,293	—
Mission Systems	—	—	24,620
Intelligence, surveillance, and reconnaissance solutions	—	—	27,457
Product			804
Total	$62,549	$39,840	$52,881
The Company has reclassified the prior year information in the above table to conform to the current year presentation; Restaurant/Retail of $102.4 million is presented across hardware, software and service.

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
NOTE 3: ACQUISITION

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

In connection with the Merger, the Company paid former Punchh equity holders approximately $507.2 million (including holders of vested options and warrants) consisting of approximately (i) $397.5 million in cash (the “Cash Consideration”), and (ii) 1,493,130 shares of the Company's common stock, which in each case reflects and continues to be subject to certain adjustments (including customary adjustments for Punchh cash, debt, debt-like items, and net working capital at closing), for 100% of the equity interests in Punchh. Consideration of common shares issued was determined using an average share price of $68.00, representing consideration paid of $101.5 million. An additional 112,204 shares of the Company's common stock are reserved for options granted as replacement awards for fully vested unexercised option awards assumed in connection with the Merger. The fair value of fully vested option awards was determined using a Black-Scholes model to be $8.2 million as of acquisition date. As a result, the total fair value of common shares issued and reserved of 1,594,202 (“Equity Consideration”) was determined to be $109.7 million. Further, the Company incurred acquisition related expenses of approximately $3.5 million.

In connection with, and to partially fund the Cash Consideration for, the Merger, on April 8, 2021, the Company, together with certain of its U.S. Subsidiaries, as guarantors, entered into a credit agreement with the lenders party thereto, and Owl Rock First Lien Master Fund, L.P., as administrative agent and collateral agent (the “Owl Rock Credit Agreement”), that provided for a term loan in an initial aggregate principal amount of $180.0 million (the “Owl Rock Term Loan”); and (ii) securities purchase agreements (the “Purchase Agreements”) with each of PAR Act III, LLC (“Act III”), and certain funds and accounts advised by T. Rowe Price Associates, Inc., acting as investment adviser (such funds and accounts being collectively referred to herein as “TRP”), to raise approximately $160.0 million through a private placement of the Company's common stock. The Company also issued to Act III a warrant to purchase 500,000 shares of common stock with an exercise price of $76.50 and a five year exercise period (the “Warrant”). In connection with the Company's September 2021 public offering of its common stock, as a result of anti-dilution provisions of the Warrant, an additional 3,975 shares of common stock are available for purchase under the Warrant, and an exercise price of $75.90 per share. Refer to “Note 8 — Common Stock”, for additional information about the offering.

Additionally, on the Closing Date approximately $6.0 million of the Cash Consideration was deposited into a third party escrow fund, to be held for up to 18-months following the Closing Date, to fund (i) potential payment obligations of Punchh equity holders with respect to post-closing adjustments to the Cash and Equity Consideration and (ii) potential post-closing indemnification obligations of Punchh equity holders, in each case in accordance with the terms of the Merger Agreement. During the third quarter, $3.8 million was distributed from the escrow accounts, of which, $3.5 million was received by the Company from the settlement of post-closing obligations of the Punchh equity holders resulting in a reduction of the Cash Consideration paid for the acquisition, and $0.3 million was released to former Punchh shareholders. As of September 30, 2021, the Company recorded remaining indemnification assets and liabilities of approximately $2.2 million to other assets and other long-term liabilities, respectively, to account for amounts deposited into the third party escrow fund.
Allocation of Acquisition Consideration
The Punchh Acquisition was accounted for as a business combination in accordance with ASC Topic 805, Business Combinations. Accordingly, assets acquired and liabilities assumed in the Punchh Acquisition were accounted for at their preliminarily determined respective fair values as of April 8, 2021. The preliminary fair value determinations were based on management's best estimates and assumptions, and through the use of independent valuation and tax consultants. Identified preliminary fair values are subject to measurement period adjustments within the permitted measurement period (up to one year from the acquisition date) as management finalizes its procedures and net working capital adjustments are agreed upon and settled.

During the third quarter, the preliminary fair values of assets and liabilities as of April 8, 2021 were adjusted to reflect the ongoing acquisition valuation analysis procedures and agreed upon net working capital adjustments. These adjustments included a $3.5 million reduction of Cash Consideration paid due to the release from escrow accounts. Additionally, the fair value of Equity Consideration increased $1.0 million as a result of the finalization of the number of fully vested options granted as replacement awards for fully vested unexercised awards assumed in connection with the Merger. Further, the fair value of developed technology was reduced by $3.6 million to reflect changes in the underlying fair value assumptions. The related change to amortization expense was not material to the results of the third quarter. The reduction to developed technology also resulted in a $0.8 million reduction to the preliminary net deferred tax liability recorded in purchase accounting. These adjustments resulted in a combined increase to goodwill of $0.4 million during the three months ended September 30, 2021.
The following table presents management's preliminary purchase price allocation:

(in thousands)	Purchase price allocation
Cash	$22,714
Accounts receivable	10,214
Property and equipment	592
Lease right-of-use assets	2,473
Developed technology	84,600
Customer relationships	7,500
Indemnification assets	2,224
Trade name	5,800
Prepaid and other acquired assets	2,764
Goodwill	417,981
Total assets	556,862
Accounts payable and accrued expenses	15,827
Deferred revenue	11,125
Loan payables	3,508
Lease liabilities	2,787
Indemnification liabilities	2,224
Deferred taxes	14,162
Consideration paid	$507,229
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
Right-of-Use Lease Assets and Lease Liabilities
The Company assumed real property leases in the Punchh Acquisition related to office space in California, Texas and India and have accounted for these leases as Operating Leases in accordance with ASC 842, Leases. The assumed leases have lease terms that run through 2021 to 2026. Valuation specialists were utilized by the Company to appraise the assumed leases against competitive market rates to determine the fair value of the lease liabilities assumed, which identified a $0.3 million unfavorable lease liability that the Company recognized as part of the lease right-of-use asset. The income approach was applied to value the identified unfavorable lease liability.
Deferred Taxes
The Company determined the deferred tax position to be recorded at the time of the Punchh Acquisition in accordance with ASC 740, Income Taxes, resulting in recognition of deferred tax liabilities for future reversing of taxable temporary differences primarily for intangible assets and deferred tax assets primarily relating to net operating losses as of the Closing Date. A valuation allowance was also recorded against certain recognized deferred tax assets based on an evaluation of the realizability of the identified assets. These recognized deferred tax assets, liabilities and valuation allowance resulted in a preliminary net deferred tax liability of $14.2 million relating to the Punchh Acquisition.
The net deferred tax liability relating to the Punchh Acquisition was determined by the Company to provide future taxable temporary differences that allow for the Company to utilize certain previously fully reserved deferred tax assets. Accordingly, the Company recognized a reduction to its valuation allowance in the nine months ended September 30, 2021, resulting in a net tax benefit of $12.5 million for the period.
Unaudited Pro Forma Financial Information

For the three and nine months ended September 30, 2021, the Punchh Acquisition resulted in additional revenues of $9.7 million and $17.8 million, respectively. Punchh results are monitored by the Company as part of the broader Restaurant/Retail segment and as a result the Company determined it impractical to report net loss for the Punchh Acquisition for the three and nine months ended September 30, 2021. The unaudited pro forma results of operations are not necessarily indicative of the results that would have occurred had the Punchh Acquisition been consummated at January 1, 2020, nor are they necessarily indicative of any future consolidated operating results.

The following table summarizes the Company's unaudited pro forma operating results:

	Three Months Ended September 30,	Nine Months Ended September 30,
(in thousands)	2020	2021	2020
Total revenue	$61,483	$209,997	$174,312
Net loss	$(5,876)	$(53,440)	$(32,073)
NOTE 4: ACCOUNTS RECEIVABLE, NET
The Company’s net accounts receivables consists of (in thousands):

	September 30, 2021	December 31, 2020
Government segment:
Billed	$10,919	$11,225
Advanced billings	—	(948)
	10,919	10,277

Restaurant/Retail segment:	37,983	32,703
Accounts receivable - net	$48,902	$42,980

At September 30, 2021 and December 31, 2020, the Company had current, expected credit loss of $1.7 million and $1.4 million, respectively, against accounts receivable for the Restaurant/Retail segment.

Changes in the current, expected credit loss were as follows for the nine months ended September 30:

(in thousands)	2021	2020
Beginning Balance - January 1	$1,416	$1,849
Provisions	992	912
Write-offs	(692)	(881)
Recoveries	(15)	—
Ending Balance - September 30	$1,701	$1,880

Accounts receivables recorded as of September 30, 2021 and December 31, 2020 represent unconditional rights to payments from customers.
NOTE 5: INVENTORIES, NET
Inventories are used in the manufacture and service of Restaurant/Retail products. The components of inventory, net of reserves, consisted of the following:

(in thousands)	September 30, 2021	December 31, 2020
Finished goods	$18,379	$12,747
Work in process	527	16
Component parts	12,534	6,105
Service parts	2,548	2,770
Inventories, net	$33,988	$21,638

At September 30, 2021 and December 31, 2020, the Company had excess and obsolescence reserves of $11.9 million and $12.0 million, respectively, against inventories.

NOTE 6: IDENTIFIABLE INTANGIBLE ASSETS AND GOODWILL

The Company's identifiable intangible assets represent intangible assets acquired from acquisitions and software development costs. The Company capitalizes certain costs related to the development of its software platform and other software applications for internal use in accordance with ASC Topic 350-40, Intangibles - Goodwill and Other - Internal - Use Software. The Company begins to capitalize its costs to develop software when preliminary development efforts are successfully completed, management has authorized and committed project funding, and it is probable that the project will be completed and the software will be used as intended. The Company stops capitalizing these costs when the software is substantially complete and ready for its intended use, including the completion of all significant testing. These costs are amortized on a straight-line basis over the estimated useful life of the related asset, generally estimated to be three to seven years. The Company also capitalizes costs related to specific upgrades and enhancements, when it is probable the expenditure will result in additional functionality, and expense costs incurred for maintenance and minor upgrades and enhancements. Costs incurred prior to meeting these criteria together with costs incurred for training and maintenance are expensed as incurred and recorded within research and development expenses in the Company's consolidated statements of operations.

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

Included in identifiable intangible assets are approximately $3.0 million and $6.5 million of costs related to software products that have not satisfied the general release threshold as of September 30, 2021 and December 31, 2020, respectively. These software products will be ready for their intended use within the next 12 months. Software costs placed into service during the three months ended September 30, 2021 and 2020 were $1.6 million and $2.4 million, respectively. Software costs placed into service during the nine months ended September 30, 2021 and 2020 were $9.1 million and $6.7 million, respectively. Annual amortization charged to cost of sales is computed using the straight-line method over the remaining estimated economic life of the product, generally three to seven years.

Amortization of acquired developed technology for the three months ended September 30, 2021 and 2020 were $3.7 million and $0.9 million, respectively. Amortization of internally developed software costs for the three months ended September 30, 2021 and 2020 were $1.3 million and $0.8 million, respectively.

Amortization of acquired developed technology for the nine months ended September 30, 2021 and 2020 were $8.3 million and $2.6 million, respectively. Amortization of internally developed software costs for the nine months ended September 30, 2021 and 2020 were $3.8 million and $2.3 million, respectively.

The components of identifiable intangible assets are:

(in thousands)	September 30, 2021	December 31, 2020	Estimated useful life
Acquired developed technology	$109,100	$24,500	3 - 7 years
Internally developed software costs	24,735	15,670	3 years
Customer relationships	12,360	4,860	7 years
Trade names	1,410	1,410	2 - 5 years
Non-competition agreements	30	30	1 year
	147,635	46,470
Less accumulated amortization	(33,756)	(20,265)
	113,879	26,205
Internally developed software costs not yet ready for its intended use	2,978	6,516
Trademarks, trade names (non-amortizable)	6,200	400
	$123,057	$33,121

The expected future amortization of intangible assets, assuming straight-line amortization of capitalized software development costs and acquisition related intangibles, excluding software costs not meeting the general release threshold, is as follows (in thousands):

2021, remaining	$6,043
2022	21,796
2023	19,800
2024	17,056
2025	16,343
Thereafter	32,841
Total	$113,879

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

Goodwill carried by the Restaurant/Retail and Government segments is as follows:

(in thousands)
Beginning balance - December 31, 2020	$41,214
Punchh Acquisition	417,559
ASC 805 measurement period adjustment	422
Ending balance - September 30, 2021	$459,195
Refer to “Note 3 — Acquisition”, for additional information on goodwill from the Punchh Acquisition.

NOTE 7: DEBT

The following table summarizes information about the net carrying amounts of long-term debt as of September 30, 2021:

(in thousands)	2024 Notes	2026 Notes	2027 Notes	Total
Principal amount of notes outstanding	$13,750	$120,000	$265,000	$398,750
Unamortized discount and unamortized debt issuance cost	(2,089)	(22,918)	(71,587)	(96,594)
Total notes payable	$11,661	$97,082	$193,413	$302,156
The following table summarizes information about the net carrying amounts of long-term debt as of December 31, 2020:

(in thousands)	2024 Notes	2026 Notes	Total
Principal amount of notes outstanding	$13,750	$120,000	$133,750
Unamortized discount and unamortized debt issuance cost	(2,619)	(25,986)	(28,605)
Total notes payable	$11,131	$94,014	$105,145
Convertible Senior Notes

On September 17, 2021, the Company sold $265.0 million in aggregate principal amount of 1.50% Convertible Senior Notes due 2027 (the “2027 Notes”). The 2027 Notes were issued pursuant to an indenture, dated September 17, 2021, between the Company and The Bank of New York Mellon Trust Company, N.A., as Trustee (the “2027 Indenture”). The 2027 Notes bear interest at a rate of 1.50% per year, which is payable semiannually in arrears on April 15 and October 15 of each year, beginning April 15, 2022. Interest accrues on the 2027 Notes from the last date to which interest has been paid or duly provided for or, if no interest has been paid or duly provided for, from September 17, 2021. Unless earlier converted, redeemed or repurchased, the 2027 Notes mature on October 15, 2027. The Company used net proceeds from the offering, in conjunction with net proceeds from the September 2021 common stock offering (Refer to “Note 8 — Common Stock”), to repay in full the Owl Rock Term Loan, which had a principal amount of $180.0 million outstanding as of September 17, 2021. The Company intends to use the remaining net proceeds from the offering for general corporate purposes, including continued investment in the growth of the Company’s businesses and for other working capital needs. The Company may also use a portion of the net proceeds to acquire or invest in other assets complementary to the Company’s businesses or for repurchases of the Company’s other indebtedness.

On February 10, 2020, the Company sold $120.0 million in aggregate principal amount of 2.875% Convertible Senior Notes due 2026 (the “2026 Notes”) 2026 Notes were issued pursuant to an indenture, dated February 10, 2020 (the “2026 Indenture”), between the Company and The Bank of New York Mellon Trust Company, N.A., as Trustee. The 2026 Notes pay interest at a rate equal to 2.875% per year, payable semiannually in arrears on April 15 and October 15 of each year, beginning October 15, 2020. Interest accrues on the 2026 Notes from the last date to which interest has been paid or duly provided for or, if no interest has been paid or duly provided for, from February 10, 2020. Unless earlier converted, redeemed or repurchased, the 2026 Notes mature on April 15, 2026.

On April 15, 2019, the Company sold $80.0 million in aggregate principal amount of 4.500% Convertible Senior Notes due 2024 (the “2024 Notes” and, together with the 2026 Notes and the 2027 Notes, the “Notes”). The 2024 Notes were issued pursuant to an indenture, dated April 15, 2019, between the Company and The Bank of New York Mellon Trust Company, N.A., as Trustee (the “2024 Indenture” and, together with the 2026 Indenture and the 2027 Indenture, the “Indentures”). The 2024 Notes pay interest at a rate equal to 4.500% per year, payable semiannually in arrears on April 15 and October 15 of each year, beginning October 15, 2019. Interest accrues on the 2024 Notes from the last date to which interest has been paid or duly provided for or, if no interest has been paid or duly provided for, from April 15, 2019. Unless earlier converted, redeemed or repurchased, the 2024 Notes mature on April 15, 2024.

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

The carrying amount of the liability component of the Notes was calculated by estimating the fair value of similar notes that do not have associated convertible features. The carrying amount of the equity component, representing the conversion option, was determined by deducting the fair value of the liability component from the fair value amount of the Notes. The valuation model used in determining the fair value of the liability component for the Notes includes inputs, such as the implied debt yield within the nonconvertible borrowing rate. The implied estimated effective rate of the liability component of the 2024 Notes, 2026 Notes, and 2027 Notes was 10.2%, 7.3%, and 6.5% respectively.

The Notes are senior, unsecured obligations of the Company. The 2024 Notes, the 2026 Notes, and the 2027 Notes are convertible, in whole or in part, at the option of the holder, upon the occurrence of specified events or certain fundamental changes set forth in the Indentures prior to the close of business on the business day immediately preceding October 15, 2023, October 15, 2025, and April 15, 2027, respectively; and, thereafter, at any time until the close of business on the second business day immediately preceding maturity. The 2024 Notes are convertible into Company common stock at an initial conversion rate of 35.0217 shares per $1,000 principal amount, the 2026 Notes are convertible into Company common stock at an initial conversion rate of 23.2722 shares per $1,000 principal amount, and the 2027 Notes are convertible into Company common stock at an initial conversion rate of 12.9870 shares per $1,000 principal amount. Upon conversion, the Company may elect to settle by paying or delivering either solely cash, shares of Company common stock or a combination of cash and shares of Company common stock.

In accordance with ASC Topic 470-20 Debt with Conversion and Other Options — Beneficial Conversion Features, the initial measurement of the 2024 Notes at fair value resulted in a liability of $62.4 million and as such, the calculated discount resulted in an implied value of the convertible feature recognized in additional paid in capital of $17.6 million; the initial measurement of the 2026 Notes at fair value resulted in a liability of $93.8 million and as such, the calculated discount resulted in an implied value of the convertible feature recognized in additional paid in capital of $26.2 million; and the initial measurement of the 2027 Notes at fair value resulted in a liability of $199.2 million and as such, the calculated discount resulted in an implied value of the convertible feature recognized in additional paid in capital of $65.8 million. Issuance costs for the Notes amounted to $4.9 million, $4.2 million, and $8.3 million for the 2024 Notes, 2026 Notes, and 2027 Notes, respectively. These costs were allocated to debt and equity components on a ratable basis. For the 2024 Notes this amounted to $3.8 million and $1.1 million to the debt and equity components, respectively. For the 2026 Notes this amounted to $3.3 million and $0.9 million to the debt and equity components, respectively. For the 2027 Notes this amounted to $6.2 million and $2.1 million to the debt and equity components, respectively.

The Indentures contain covenants that, among other things, restrict the Company’s ability to merge, consolidate or sell, or otherwise dispose of, substantially all of its assets and customary Events of Default (as defined in the Indentures).

The Company recorded an income tax liability of $15.9 million in the first nine months of 2021 associated with the portion of the 2027 Notes that was classified within shareholders' equity. GAAP requires the offset of the deferred tax liability to be classified within shareholders' equity, consistent with the equity portion of the 2027 Notes. The creation of the deferred tax liability produced evidence of recoverability of the Company's net deferred tax assets, which resulted in the release of a valuation allowance, totaling $15.3 million, that was also classified within shareholders' equity pursuant to ASU 2019-12.

In connection with the sale of the 2026 Notes, the Company recorded an income tax benefit of $4.4 million in the first nine months of 2020 as a result of the creation of a deferred tax liability associated with the portion of the 2026 Notes that was classified within shareholders' equity. The creation of the deferred tax liability produced evidence of recoverability of the Company's net deferred tax assets which resulted in the release of a valuation allowance, totaling $4.4 million, reflected as an income tax benefit in the first nine months of 2020.

Credit Facility

In connection with, and to partially fund the Cash Consideration for the Punchh Acquisition, on April 8, 2021, the Company entered into the Owl Rock Credit Agreement. The Owl Rock Credit Agreement provides for a term loan in the initial aggregate principal amount of $180.0 million, the “Owl Rock Term Loan”. Issuance costs, which included a 2% Original Issue Discount, amounted to $9.3 million with net proceeds amounting to $170.7 million.

The Company used net proceeds from its offering of the 2027 Notes and its concurrent common stock offering (see “Note 8 — Common Stock”) to repay in full the Owl Rock Term Loan, including $1.8 million accrued interest and $3.6 million prepayment premium, on September 17, 2021. Following its repayment, the Owl Rock Credit Agreement was terminated. The transaction resulted in a loss on settlement of notes of $11.9 million, which is recorded as a loss on extinguishment of debt in the Company’s unaudited interim condensed consolidated statements of operations. The loss represents the difference between

(i) reacquisition price, including prepayment premium, and (ii) the sum of the carrying value of the debt component and any unamortized debt issuance costs at the time of settlement.
The following tables summarizes interest expense recognized on the Notes and on the Credit Facility:

	Three Months Ended September 30,
(in thousands)	2021	2020
Contractual interest expense	$3,284	$1,017
Amortization of debt issuance costs and discount	2,118	1,126
Total interest expense	$5,402	$2,143

	Nine Months Ended September 30,
(in thousands)	2021	2020
Contractual interest expense	$7,497	$3,009
Amortization of debt issuance costs and discount	5,035	3,205
Total interest expense	$12,532	$6,214

In connection with the acquisition of AccSys, LLC (otherwise known as “Restaurant Magic”) in December 2019, the Company entered into a $2.0 million subordinated promissory note. The note bears interest at 5.75% per annum, with monthly payments of principal and interest in the amount of $60.6 thousand payable beginning January 15, 2020 through maturity on December 15, 2022. As of September 30, 2021, the outstanding balance of the subordinated promissory note was $0.9 million of which $0.7 million was in the current portion of long-term debt.

The following table summarizes the future principal payments as of September 30, 2021 (in thousands):

2021, remaining	$170
2022	705
2023	—
2024	13,750
2025	—
Thereafter	385,000
Total	$399,625
NOTE 8: COMMON STOCK

On September 17, 2021, the Company completed a public offering of its common stock in which the Company issued and sold 982,143 shares of common stock at a public offering price of $56.00 per share. The Company received net proceeds of $52.5 million, after deducting underwriting discounts, commissions and other offering expenses.

In connection with, and to partially fund the Cash Consideration of the Punchh Acquisition, on April 8, 2021, the Company entered into the Purchase Agreements with Act III and TRP to raise approximately $160.0 million through a private placement of the Company's common stock. Pursuant to the Purchase Agreements, the Company issued and sold (i) 73,530 shares of its common stock to Act III for a gross purchase price of approximately $5.0 million ($68.00 per share), and (ii) 2,279,412 shares of common stock to TRP for a gross purchase price of approximately $155.0 million ($68.00 per share) for an aggregate of 2,352,942 shares. The Company incurred $4.3 million of issuance costs in connection with the sale of its common stock. The Company also issued to Act III a Warrant purchase 500,000 shares of common stock with an exercise price of $76.50 per share and a five year exercise period. In connection with the Company's September 2021 public offering of its common stock, as a result of anti-dilution provisions of the Warrant, an additional 3,975 shares of common stock are available for purchase under the Warrant, and an exercise price of $75.90 per share. The Warrant is accounted for as an equity instrument pursuant to ASC 815, Derivatives and Hedging, due to the Warrant contractually permitting only settlement in non-redeemable common shares upon exercise. Refer to “Note 7 — Debt” for additional information about the convertible note offering.

Issuance date fair value of the Warrant was determined to be $14.3 million based on using the Black-Scholes model with the following assumptions:

Expected term	5.0 years
Risk free interest rate	0.85%
Expected volatility	53.78%
Expected dividend yield	None
Fair value (per warrant)	$28.65

The Company also issued 1,493,130 of its common stock as part of the Equity Consideration of the Punchh Acquisition. Refer to “Note 3 — Acquisition” for additional information about the Punchh Acquisition.

On October 5, 2020, the Company completed a public offering of its common stock in which the Company issued and sold 3,616,022 shares of common stock at a public offering price of $38.00 per share. The Company received net proceeds of $131.4 million after deducting underwriting discounts, commissions, and other offering expenses.

NOTE 9: STOCK-BASED COMPENSATION

The Company applies the fair value recognition provisions of ASC Topic 718: Stock Compensation. Stock-based compensation expense, net of forfeitures of $308.0 thousand and $21.0 thousand for the three months ended September 30, 2021 and 2020, respectively, and stock-based compensation expense, net of forfeitures of $415.0 thousand and $53.0 thousand for nine months ended September 30, 2021 and 2020, respectively, was recorded in the following line items in the condensed consolidated statements of operations for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of sales - contracts	$72	$79	$256	$278
Selling, general and administrative	3,713	926	9,100	2,939
Total stock-based compensation expense	$3,785	$1,005	$9,356	$3,217
At September 30, 2021, the aggregate unrecognized compensation expense related to unvested equity awards was $34.1 million, which is expected to be recognized as compensation expense in fiscal years 2021 through 2024.

In connection with the Punchh Acquisition, the Company issued replacement stock option awards. Those awards are included in the summary of stock option activity for the nine months ended September 30, 2021 is below:

(in thousands, except for exercise price)	Options outstanding	Weighted average exercise price
Outstanding at January 1, 2021	957	$14.29
Granted	563	7.79
Exercised	(76)	10.92
Canceled/forfeited	(80)	13.02
Outstanding at September 30, 2021	1,364	$11.87

The fair value of options at the date of the grant was estimated using the Black-Scholes model with the following assumptions for the nine months ended September 30, 2021:

Weighted average expected term	3.1 years
Weighted average risk-free interest rate	0.4%
Weighted average expected volatility	56.5%
Expected dividend yield	None
Estimated fair value (per share)	$60.47

A summary of unvested restricted stock units (“RSU”) activity for the nine months ended September 30, 2021 is below:

(in thousands, except for award value)	Restricted Stock Unit Awards	Weighted average award value
Outstanding at January 1, 2021	427	$15.46
Granted	197	66.24
Vested	(130)	16.63
Canceled/forfeited	(27)	71.87
Outstanding at September 30, 2021	467	$33.24
NOTE 10: NET LOSS PER SHARE

Earnings per share is calculated in accordance with ASC Topic 260: Earnings per Share, which specifies the computation, presentation and disclosure requirements for earnings per share (“EPS”). It requires the presentation of basic and diluted EPS. Basic EPS excludes all dilution and is based upon the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the potential dilution that would occur if convertible securities or other contracts to issue common stock were exercised. At September 30, 2021, there were 1,364,000 anti-dilutive stock options outstanding compared to 989,000 as of September 30, 2020. At September 30, 2021 there were 468,000 anti-dilutive restricted stock units compared to 375,000 as of September 30, 2020.

The potential effects of the 2024 Notes, 2026 Notes, and 2027 Notes conversion features were excluded from the diluted net loss per share as of September 30, 2021 and 2020. Potential shares from 2024 Notes, 2026 Notes, and 2027 Notes conversion features at respective maximum conversion rates of 46.4037 per share, 30.8356 per share, and 17.8571 per share are approximately 638,051, 3,700,272, and 4,732,132 respectively. Refer to “Note 7 — Debt” for additional information about the Notes.

As discussed in “Note 3 — Acquisition” and “Note 8 — Common Stock” the Company also issued to Act III a warrant to purchase 500,000 shares of common stock with an exercise price of $76.50 per share and a five year exercise period. In connection with the Company's September 2021 public offering of its common stock, as a result of anti-dilution provisions of the Warrant, an additional 3,975 shares of common stock are available for purchase under the Warrant, and the exercise price of $75.90 per share. The Warrant was excluded from the diluted net loss per share as of September 30, 2021 due to its anti-dilutive impact.
NOTE 11: COMMITMENTS AND CONTINGENCIES

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

In 2016, the Company's Audit Committee commenced an internal investigation into conduct at the Company's China and Singapore offices and voluntarily notified the SEC and the U.S. Department of Justice (“DOJ”) of the internal investigation. Following the conclusion of the Audit Committee's internal investigation, the Company voluntarily reported the relevant findings of the investigation to the China and Singapore authorities. In early April 2019, the SEC notified the Company that based on current information, it did not intend to recommend an enforcement action against the Company; shortly thereafter, the DOJ advised that it did not intend to separately proceed. In July 2021, the Singaporean authority notified the Company that it would not assess further penalties.
NOTE 12: SEGMENT AND RELATED INFORMATION
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

Information noted as “Other” primarily relates to the Company’s corporate operations.

Information as to the Company’s segments is set forth in the tables below:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net revenues:
Restaurant/Retail	$59,821	$37,347	$147,529	$102,389
Government	18,039	17,500	53,748	52,881
Total	$77,860	$54,847	$201,277	$155,270

Operating (loss) income:
Restaurant/Retail	$(15,642)	$(2,763)	$(40,894)	$(16,530)
Government	1,960	1,774	4,555	4,302
Other	(427)	(9)	(766)	57
Total	(14,109)	(998)	(37,105)	(12,171)
Other expense, net	(539)	(486)	(931)	(1,250)
Interest expense, net	(5,406)	(2,235)	(12,503)	(6,318)
Loss on extinguishment of debt	(11,916)	—	(11,916)	(8,123)
Loss before provision for income taxes	$(31,970)	$(3,719)	$(62,455)	$(27,862)

Depreciation, amortization and accretion:
Restaurant/Retail	$5,833	$1,984	$13,789	$5,790
Government	30	80	263	136
Other	2,453	1,388	6,051	4,226
Total	$8,316	$3,452	$20,103	$10,152

Capital expenditures including software costs:
Restaurant/Retail	$1,645	$1,324	$5,342	$5,814
Government	139	415	592	849
Other	177	276	465	398
Total	$1,961	$2,015	$6,399	$7,061

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues by country:
United States	$71,595	$51,036	$186,325	$148,293
Other Countries	6,265	3,811	14,952	6,977
Total	$77,860	$54,847	$201,277	$155,270

The following table represents assets by reporting segment.

(in thousands)	September 30, 2021	December 31, 2020
Restaurant/Retail	$681,344	$140,606
Government	14,906	13,150
Other	210,142	189,993
Total	$906,392	$343,749

The following table represents identifiable long-lived tangible assets by country based on the location of the assets.

(in thousands)	September 30, 2021	December 31, 2020
United States	$305,757	$250,275
Other Countries	14,245	16,570
Total	$320,002	$266,845

The following table represents goodwill by reporting segment.

(in thousands)	September 30, 2021	December 31, 2020
Restaurant/Retail	$458,459	$40,478
Government	736	736
Total	$459,195	$41,214

Customers comprising 10% or more of the Company’s total revenues by reporting segment are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Restaurant/Retail reporting segment:
Dairy Queen	6%	13%	7%	13%
Yum! Brands, Inc.	11%	11%	12%	10%
McDonald’s Corporation	12%	6%	11%	7%

Government reporting segment:
U.S. Department of Defense	23%	32%	27%	34%
All Others	48%	38%	43%	36%
	100%	100%	100%	100%

No other customer within All Others represented 10% or more of the Company’s total revenue for the three and nine months ended September 30, 2021 or 2020.
NOTE 13: FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company’s financial instruments have been recorded at fair value using available market information and valuation techniques. The fair value hierarchy is based upon three levels of input, which are:

Level 1 — quoted prices in active markets for identical assets or liabilities (observable)
Level 2 — inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in inactive markets, or other inputs that are observable market data for essentially the full term of the asset or liability (observable)
Level 3 — unobservable inputs that are supported by little or no market activity, but are significant to determining the fair value of the asset or liability (unobservable)

The Company’s financial instruments primarily consist of cash and cash equivalents, trade receivables, trade payables, debt instruments and deferred compensation assets and liabilities. The carrying amounts of cash and cash equivalents, trade receivables and trade payables as of September 30, 2021 and December 31, 2020 were considered representative of their fair values. The estimated fair value of the 2024 Notes, 2026 Notes, and 2027 Notes at September 30, 2021 was $30.5 million, $197.2 million, and $285.1 million respectively. The valuation techniques used to determine the fair value of the 2024 Notes, 2026 Notes, and the 2027 Notes are classified within Level 2 of the fair value hierarchy.

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

The amounts owed to employees participating in the deferred compensation plan at September 30, 2021 was $2.6 million compared to $2.8 million at December 31, 2020 and is included in other long-term liabilities on the balance sheets.

In connection with the Company's December 2019 acquisition of AccSys, LLC, the sellers have the opportunity through 2022 to earn additional purchase price consideration subject to the achievement of certain post-closing revenue focused milestones (“Earn-Out”). The Earn-Out, if any, will be payable 50% in cash or subordinated promissory notes, or a combination of both, at the Company's election, and 50% in restricted shares of Company common stock; the Earn-Out has no maximum payment. The Company's Level 3 contingent consideration liability related to the Restaurant Magic Earn-Out had a fair value of $0 at September 30, 2021 and December 31, 2020.
The following table provides quantitative information associated with the fair value measurement of the Company’s Level 3 liability for contingent consideration at September 30, 2021 and December 31, 2020.

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

OVERVIEW

We, through our wholly owned subsidiaries - ParTech, Inc. and PAR Government Systems Corporation - operate in two distinct reporting segments, Restaurant/Retail and Government. Our Restaurant/Retail segment provides point-of-sale (“POS”) software, hardware and integrated technical solutions to the restaurant and retail industries. Our Government segment provides intelligence, surveillance, and reconnaissance solutions and mission systems support to the Department of Defense (“DoD”) and other federal agencies.

Our Restaurant/Retail segment is a leading provider of POS software, systems, and services to the restaurant and retail industries, with more than 500 customers currently using our software products and more than 50,000 active restaurant locations. Our promise is to deliver the solutions that connect people to the restaurants, meals, and moments they love. We provide multi-unit and individual restaurants, franchisees, and enterprise customers in the three major restaurant categories a fully integrated cloud solution. We offer quick service, fast casual, and table service restaurants with operational efficiencies, by combining our Brink POS cloud software for front-of-house, our Data Central back-office cloud software, our Punchh loyalty and engagement software and our PAR Pay and PAR Payment Services onto a unified commerce cloud platform. This unified commerce cloud platform is further extended with our compatible POS hardware and drive-thru solutions. Our open API (application programming interface) allows for integration with the world’s leading restaurant technology platforms.

Our Government segment provides technical expertise in contract development of advanced systems and software solutions for the DoD and other federal agencies, as well as satellite, communication, and IT mission systems support at a number of U.S. Government facilities both in the U.S. and worldwide. The Government segment is focused on two principal offerings, intelligence solutions and mission systems contract support, with additional revenue from a small number of licensed software products for use in analytic and operational environments that leverage geospatial intelligence data. We believe our highly relevant technical competencies, intellectual property, and investments in new technologies provide opportunities to offer systems integration, products, and highly-specialized service solutions to the DoD and other federal agencies. The general uncertainty in U.S. defense total workforce policies (military, civilian, and contract), procurement cycles, and spending levels for the next several years are factors we monitor as we develop and implement our business strategy for our Government segment.

COVID-19 Update

The COVID-19 pandemic continues to present challenges to our Restaurant/Retail segment that we continue to monitor and respond to with actions to mitigate disruption to our operations and to protect our profitability. The challenges that exist in the environment our Restaurant/Retail business operates in, include: disruptions in supply chain, increasing materials cost, intense competition for qualified personnel, and increasing compensation costs, any of which could adversely impact our business, operations, financial condition and financial results. The operations and results of our Government business have not been materially impacted by the COVID-19 pandemic.

Business Highlights and Recent Developments

•On September 17, 2021, we completed a public offering of our common stock in which we issued and sold 982,143 shares of common stock at a public offering price of $56.00 per share. We received net proceeds from the offering of $52.5 million, after deducting underwriting discounts, offering costs and commissions.

•On September 17, 2021, we sold $265.0 million in aggregate principal amount, of 1.50% Convertible Senior Notes due 2027 (the “2027 Notes”). The 2027 Notes were issued pursuant to an indenture, dated September 17, 2021, between us and The Bank of New York Mellon Trust Company, N.A., as Trustee (the “2027 Indenture”). The 2027 Notes pay interest at a rate equal to 1.50% per year, payable semiannually in arrears on April 15 and October 15 of each year, beginning April 15, 2022.

•On September 17, 2021, we used the net proceeds from our 2027 Notes and common stock and debt offerings to repay in full the Owl Rock Term Loan, including $1.8 million accrued interest and a $3.6 million prepayment premium. Following its repayment, the Owl Rock Credit Agreement was terminated.

RESULTS OF OPERATIONS

Key Performance Indicators and Strategic Financial Metrics:

We monitor certain operating and non-GAAP financial metrics in the evaluation and management of our business; certain key operating and non-GAAP financial metrics have been provided as we believe these to be useful in facilitating period-to-period comparisons of our business performance. Operating and non-GAAP financial metrics do not reflect and should be viewed independently of our financial performance determined in accordance with GAAP. Operating and non-GAAP financial metrics are not forecasts or indicators of future or expected results and should not have undue reliance placed upon them by investors.
Annual Recurring Revenue

	Three Months Ended September 30,		Increase (decrease)
In thousands	2021	2020	2021 vs 2020
Brink POS	29,479	22,862	28.9%
Data Central	9,114	8,353	9.1%
Punchh	43,950	29,982	46.6%
Total	$82,543	$61,197	34.9%

Annualized Recurring Revenue (“ARR”), is the annualized revenue from SaaS and related revenue of our software products. We calculate ARR by annualizing the monthly recurring revenue for all active sites as of the last day of each month for the respective reporting period. ARR also includes recurring payment processing services revenue, net of expenses. We charge a per-transaction fee each time a customer payment is processed electronically.

Active Sites

	Nine Months Ended September 30,		Increase (decrease)
In thousands	2021	2020	2021 vs 2020
Brink POS	14.9	11.0	35.2%
Data Central	6.2	5.7	8.0%
Punchh	52.9	34.6	53.1%

Active sites represent locations active on our SaaS software as of the last day of the respective fiscal period. Punchh active sites from 2020 are included in the table to highlight year-over-year comparison between 2021 and 2020.

Segment Revenue by Product Line as Percentage of Total Revenue

	Three Months Ended September 30,
			Percentage of total revenue		Increase (decrease)
In thousands	2021	2020	2021	2020	2021 vs 2020
Hardware	$29,669	$20,149	38.1%	36.7%	47.2%
Software	17,168	6,789	22.0%	12.4%	152.9%
Services	12,984	10,409	16.7%	19.0%	24.7%
Total Restaurant/Retail	59,821	37,347	76.8%	68.1%	60.2%

ISR	9,619	8,943	12.4%	16.3%	7.6%
Mission systems	8,237	8,084	10.6%	14.7%	1.9%
Product services	183	473	0.2%	0.9%	(61.3)%
Total Government	18,039	17,500	23.2%	31.9%	3.1%

Total revenue	$77,860	$54,847	100.0%	100.0%	42.0%
The above table includes 2021 Punchh revenues of $8.6 million for software and $1.1 million for services.

	Nine Months Ended September 30,
			Percentage of total revenue		Increase (decrease)
In thousands	2021	2020	2021	2020	2021 vs 2020
Hardware	$70,858	$50,390	35.2%	32.5%	40.6%
Software	40,145	19,700	19.9%	12.7%	103.8%
Services	36,526	32,299	18.1%	20.8%	13.1%
Total Restaurant/Retail	147,529	102,389	73.3%	65.9%	44.1%

ISR	28,450	27,457	14.1%	17.7%	3.6%
Mission systems	24,706	24,619	12.3%	15.9%	0.4%
Product services	592	805	0.3%	0.5%	(26.5)%
Total Government	53,748	52,881	26.7%	34.1%	1.6%

Total revenue	$201,277	$155,270	100.0%	100.0%	29.6%
The above table includes 2021 Punchh revenues of $15.7 million for software and $2.1 million for services.

Recurring and Non-Recurring Revenue as Percentage of Total Revenue

	Three Months Ended September 30,
			Percentage of total revenue		Increase (decrease)
In thousands	2021	2020	2021	2020	2021 vs 2020
Recurring revenue	$24,974	$14,012	32.1%	25.5%	78.2%
Non-recurring revenue	34,847	23,335	44.7%	42.5%	49.3%
Total Restaurant/Retail	$59,821	$37,347	76.8%	68.1%	60.2%

Total Government	$18,039	$17,500	23.2%	31.9%	3.1%

Total revenue	$77,860	$54,847	100.0%	100.0%	42.0%
The above table includes 2021 Punchh revenues of $9.5 million for recurring revenue and $0.2 million for non-recurring within the Restaurant/Retail segment.

	Nine Months Ended September 30,
			Percentage of total revenue		Increase (decrease)
In thousands	2021	2020	2021	2020	2021 vs 2020
Recurring revenue	62,939	40,188	31.3%	25.9%	56.6%
Non-recurring revenue	84,590	62,201	42.0%	40.1%	36.0%
Total Restaurant/Retail	$147,529	$102,389	73.3%	65.9%	44.1%

Total Government	$53,748	$52,881	26.7%	34.1%	1.6%

Total revenue	$201,277	$155,270	100.0%	100.0%	29.6%
The above table includes 2021 Punchh revenues of $17.6 million for recurring revenue and $0.2 million for non-recurring within the Restaurant/Retail segment.

Recurring revenue represents all revenue from contracts where there is a predictable revenue pattern occurring in regular intervals with a relatively high degree of probability. This includes SaaS, hardware and software maintenance, and payment processing revenue and excludes the results from Punchh.

Adjusted EBITDA and Adjusted Net Loss/Adjusted Diluted Net Loss Per Share

We use the non-GAAP measures adjusted EBITDA, adjusted net loss, and adjusted diluted net loss per share because they provide useful information to investors as an indicator of strength and performance of our ongoing business operations and relative comparisons to respective prior periods.

We make reference to EBITDA, adjusted EBITDA, adjusted net loss, and adjusted diluted net loss per share which are non-GAAP financial measures. EBITDA represents net loss before income taxes, interest expense and depreciation and amortization. Adjusted EBITDA represents EBITDA as adjusted to exclude certain non-cash and non-recurring charges, including stock-based compensation, acquisition expenses, certain pending litigation expenses and other non-recurring charges that may not be indicative of our financial performance. Adjusted net loss/adjusted diluted net loss per share, net of tax represents the exclusion of amortization of acquired intangible assets, certain non-cash and non-recurring charges, including stock-based compensation, acquisition expense, certain pending litigation expenses and other non-recurring charges that may not be indicative of our financial performance.

EBITDA, adjusted EBITDA, adjusted net loss, and adjusted diluted net loss per share are not measures of financial performance or liquidity under GAAP and, accordingly, should not be considered as alternatives to net income (loss) or cash flow from operating activities as indicators of operating performance or liquidity. Also, these measures may not be comparable to similarly titled captions of other companies. The tables below provide reconciliations between net loss and EBITDA, adjusted EBITDA and adjusted net loss.

	Three Months Ended September 30,
	2021	2020
Reconciliation of EBITDA and adjusted EBITDA:
Net loss	$(31,933)	$(3,711)
Benefit from income taxes	(37)	(8)
Interest expense	5,406	2,235
Depreciation and amortization	6,199	2,409
EBITDA	$(20,365)	$925
Stock-based compensation expense (1)	3,785	1,005
Contingent consideration (2)	—	(2,310)
Acquisition costs (3)	138	—
Loss on extinguishment of debt (4)	11,916	—
Other expense – net (5)	539	486
Adjusted EBITDA	$(3,987)	$106

1	Adjustments reflect stock-based compensation expense within selling, general and administrative expenses and cost of contracts of $3.8 million for the three months ended September 30, 2021 and $1.0 million for the three months ended September 30, 2020.
2	Adjustment reflects a change to the fair market value of the contingent consideration liability related to the 2019 acquisition of AccSys, LLC (the “Restaurant Magic Acquisition”).
3	Adjustment reflects the expenses incurred in the April 8, 2021 merger transaction whereby Punchh Inc become a wholly owned subsidiary of the Company (the “Punchh Acquisition”) of $0.1 million for the three months ended September 30, 2021.
4	Adjustment reflects the $11.9 million loss on extinguishment of debt related to the repayment of the senior secured term loan under the credit agreement we entered into with Owl Rock First Lien Master Fund, L.P. to fund a portion of the Punch Acquisition (the “Owl Rock Term Loan”) during the three months ended September 30, 2021.
5	Adjustment reflects foreign currency transaction gains and losses, rental income and losses, and other non-recurring expenses recorded in other expense, net in the accompanying statements of operations.

	Nine Months Ended September 30,
	2021	2020
Reconciliation of EBITDA and adjusted EBITDA:
Net loss	$(50,160)	$(23,597)
Benefit from income taxes	(12,295)	(4,265)
Interest expense	12,503	6,318
Depreciation and amortization	15,069	6,946
EBITDA	$(34,883)	$(14,598)
Stock-based compensation expense (1)	9,356	3,217
China/Singapore expense (2)	50	126
Contingent Consideration (3)	—	(2,310)
Pending litigation expense (4)	600	—
Acquisition costs (5)	3,526	—
Gain on insurance proceeds (6)	(4,400)	—
Severance (7)	—	359
Loss on extinguishment of debt (8)	11,916	8,123
Other expense – net (9)	931	1,250
Adjusted EBITDA	$(12,904)	$(3,833)

1	Adjustments reflect stock-based compensation expense within selling, general and administrative expenses and cost of contracts for the nine months ended September 30, 2021 of $9.4 million and for the nine months ended September 30, 2020 of $3.2 million.
2	Adjustment reflects the expenses related to the resolution of China/Singapore matter of $0.1 million for both the nine months ended September 30, 2021 and 2020.
3	Adjustment reflects to change to the fair market value of the contingent consideration liability related to the Restaurant Magic Acquisition.
4	Adjustment reflects expenses accrued for a pending legal matter of $0.6 million for the nine months ended September 30, 2021.
5	Adjustment reflects the expenses incurred in the Punchh Acquisition of $3.5 million for the nine months ended September 30, 2021.
6	Adjustment represents the gain on insurance stemming from a legacy claim of $4.4 million for the nine months ended September 30, 2021.
7	Adjustment reflects the severance included in gross margin, selling, general and administrative expense and research and development expense of $0.4 million for the nine months ended September 30, 2020.
8	Adjustment reflects loss on extinguishment of debt of $11.9 million related to the repayment of the Owl Rock Term Loan for the nine months ended September 31, 2021 and an adjustment of $8.1 million related to the repurchase of approximately $66.3 million of the 4.500% Convertible Senior Notes due 2024 (the “2024 Notes”) for the nine months ended September 30, 2020.
9	Adjustment reflects foreign currency transaction gains and losses, rental income and losses, and other non-recurring expenses recorded in other expense, net in the accompanying statements of operations.

	Three Months Ended September 30,
	2021		2020
Reconciliation of adjusted net loss/diluted loss per share:
Net loss / diluted earnings per share	$(31,933)	$(1.23)	$(3,711)	$(0.20)
Benefit from income taxes (1)	(162)	(0.01)	—	—
Non-cash interest expense (2)	2,118	0.08	1,126	0.07
Acquired intangible assets amortization (3)	4,279	0.16	1,037	0.06
Stock-based compensation expense (4)	3,785	0.15	1,005	0.06
Contingent Consideration (5)	—	—	(2,310)	(0.13)
Acquisition costs (6)	138	0.01	—	—
Loss on extinguishment of debt (7)	11,916	0.46	—	—
Other expense – net (8)	539	0.02	486	0.03
Adjusted net loss/diluted loss per share	$(9,320)	$(0.36)	$(2,367)	$(0.11)

Adjusted weighted average common shares outstanding	25,998		18,250

1	Adjustment reflects a partial release of our deferred tax asset valuation allowance of $0.2 million related to the Punchh Acquisition for the three months ended September 30, 2021. The income tax effect of the below adjustments were not tax-effected due to the valuation allowance on all of our net deferred tax assets.
2
Adjustment reflects non-cash accretion of interest expense and amortization of issuance costs related to the 4.500% Convertible Senior Notes due 2024 (the “2024 Notes”), 2.875% Convertible Senior Notes due 2026 (the “2026 Notes”), the 2027 Notes, and the Owl Rock Term Loan of $2.1 million and $1.1 million for the three months ended September 30, 2021 and 2020, respectively.

3	Adjustment reflects amortization expense of acquired developed technology within gross margin of $3.8 million and $0.9 million for the three months ended September 30, 2021 and 2020; and amortization expense of acquired other intangible assets of $0.5 million and $0.1 million for the three months ended September 30, 2021 and 2020, respectively.
4	Adjustments reflect stock-based compensation expense within selling, general and administrative expenses and cost of contracts of $3.8 million for the three months ended September 30, 2021 and $1.0 million for the three months ended September 30, 2020.
5	Adjustment reflects to change to the fair market value of the contingent consideration liability related to the Restaurant Magic Acquisition.
6	Adjustment reflects the expenses incurred in the Punchh Acquisition of $0.1 million for the three months ended September 30, 2021.
7	Adjustment reflects the $11.9 million loss on extinguishment of debt related to the repayment of the Owl Rock Term Loan during the three months ended September 30, 2021.
8	Adjustment reflects foreign currency transaction gains and losses, rental income and losses, and other non-recurring expenses recorded in other expense, net in the accompanying statements of operations.

	Nine Months Ended September 30,
	2021		2020
Reconciliation of adjusted net loss/diluted loss per share:
Net loss / diluted earnings per share	$(50,160)	$(2.05)	$(23,597)	$(1.30)
Benefit from income taxes (1)	(12,522)	(0.51)	(4,408)	(0.24)
Non-cash interest expense (2)	5,035	0.21	3,205	0.18
Acquired intangible assets amortization (3)	9,630	0.39	3,112	0.17
Stock-based compensation expense (4)	9,356	0.38	3,217	0.18
China/Singapore expense (5)	50	—	126	0.01
Contingent Consideration (6)	—	—	(2,310)	(0.13)
Pending litigation expense (7)	600	0.02	—	—
Acquisition costs (8)	3,526	0.14	—	—
Gain on insurance proceeds (9)	(4,400)	(0.18)	—	—
Severance (10)	—	—	359	0.02
Loss on extinguishment of debt (11)	11,916	0.49	8,123	0.45
Other expense – net (12)	931	0.05	1,250	0.07
Adjusted net loss/diluted loss per share	$(26,038)	$(1.06)	$(10,923)	$(0.59)

Adjusted weighted average common shares outstanding	24,485		18,145

1	Adjustment reflects a partial release of our deferred tax asset valuation allowance of $12.5 million related to the Punchh Acquisition for the nine months ended September 30, 2021; and, a reduction to the benefit of income taxes of $4.4 million for the nine months ended September 30, 2020 related to the issuance of the 2.875% Convertible Senior Notes due 2026 and partial repurchase of the 4.500% Convertible Senior Notes due 2024. The income tax effect of the below adjustments were not tax-effected due to the valuation allowance on all of our net deferred tax assets.
2	Adjustment reflects non-cash accretion of interest expense and amortization of issuance costs related to the 2024 Notes, the 2026 Notes, the 2027 Notes and the Owl Rock Term Loan of $5.0 million and $3.2 million for the nine months ended September 30, 2021 and 2020, respectively.
3	Adjustment reflects amortization expense of acquired developed technology within gross margin of $8.3 million and $2.6 million for the nine months ended September 30, 2021 and 2020, respectively; and amortization expense of acquired other intangible assets of $1.3 million and $0.5 million for the nine months ended September 30, 2021 and 2020, respectively.
4	Adjustments reflect stock-based compensation expense within selling, general and administrative expenses and cost of contracts for the nine months ended September 30, 2021 of $9.4 million and for the nine months ended September 30, 2020 of $3.2 million.
5	Adjustment reflects the expenses related to the resolution of China/Singapore matter of $0.1 million for both the nine months ended September 30, 2021 and 2020.
6	Adjustment reflects to change to the fair market value of the contingent consideration liability related to the Restaurant Magic Acquisition.
7	Adjustment reflects expenses accrued for a pending legal matter of $0.6 million for the nine months ended September 30, 2021.
8	Adjustment reflects the expenses incurred in the Punchh Acquisition of $3.5 million for the nine months ended September 30, 2021.
9	Adjustment represents the gain on insurance stemming from a legacy claim of $4.4 million for the nine months ended September 30, 2021.
10	Adjustment reflects the severance included in gross margin, selling, general and administrative expense and research and development expense of $0.4 million for the nine months ended September 30, 2020.
11	Adjustment reflects loss on extinguishment of debt of $11.9 million related to the repayment of the Owl Rock Term Loan for the nine months ended September 31, 2021 and an adjustment of $8.1 million related to the repurchase of approximately $66.3 million of the 2024 Notes for the nine months ended September 30, 2020.
12	Adjustment reflects foreign currency transaction gains and losses, rental income and losses, and other non-recurring expenses recorded in other expense, net in the accompanying statements of operations.

Consolidated Results:

	Three Months Ended September 30,		Percentage of total revenue		Increase (decrease)
in thousands	2021	2020	2021	2020	2021 vs 2020
Revenues, net:
Product	$30,291	$20,470	38.9%	37.3%	48.0%
Service	29,530	16,877	37.9%	30.8%	75.0%
Contract	18,039	17,500	23.2%	31.9%	3.1%
Total revenues, net	$77,860	$54,847	100.0%	100.0%	42.0%

Gross margin
Product	$7,505	$4,475	9.6%	8.2%	67.7%
Service	8,738	5,625	11.2%	10.3%	55.3%
Contract	1,971	1,571	2.5%	2.9%	25.5%
Total gross margin	$18,214	$11,671	23.3%	21.4%	56.1%

Operating expenses
Selling, general and administrative	$21,662	$10,512	27.8%	19.2%	106.1%
Research and development	10,122	4,210	13.0%	7.7%	140.4%
Amortization of identifiable intangible assets	539	257	0.7%	0.5%	109.7%
Adjustment to contingent consideration liability	—	(2,310)	—%	(4.2)%	(100.0)%
Total operating expenses	$32,323	$12,669	41.5%	23.1%	155.1%

Loss from operations	$(14,109)	$(998)	(18.1)%	(1.8)%	> 200%
Other expense, net	(539)	(486)	(0.7)%	(0.9)%	10.9%
Interest expense, net	(5,406)	(2,235)	(6.9)%	(4.1)%	141.9%
Loss on extinguishment of debt	(11,916)	—	(15.3)%	—%	—%
Loss before benefit from income taxes	(31,970)	(3,719)	(41.1)%	(6.8)%	> 200%
Benefit from income taxes	37	8	—%	—%	> 200%
Net loss	$(31,933)	$(3,711)	(41.0)%	(6.8)%	> 200%

	Nine Months Ended September 30,		Percentage of total revenue		Increase (decrease)
in thousands	2021	2020	2021	2020	2021 vs 2020
Revenues, net:
Product	$72,786	$51,437	36.2%	33.1%	41.5%
Service	74,743	50,952	37.1%	32.8%	46.7%
Contract	53,748	52,881	26.7%	34.1%	1.6%
Total revenues, net	$201,277	$155,270	100.0%	100.0%	29.6%

Gross Margin
Product	$16,628	$10,555	8.3%	6.8%	57.5%
Service	22,316	17,142	11.1%	11.0%	30.2%
Contract	4,573	4,100	2.3%	2.6%	11.5%
Total gross margin	$43,517	$31,797	21.7%	20.4%	36.9%

Operating expenses
Selling, general and administrative	$59,145	$31,988	29.4%	20.6%	84.9%
Research and development	24,574	13,613	12.2%	8.8%	80.5%
Amortization of identifiable intangible assets	1,303	677	0.6%	0.4%	92.5%
Adjustment to contingent consideration liability	—	(2,310)	—%	(1.5)%	(100.0)%
Gain on insurance proceeds	(4,400)	—	(2.2)%	—%	—%
Total operating expenses	$80,622	$43,968	40.1%	28.3%	83.4%

Loss from operations	$(37,105)	$(12,171)	(18.4)%	(7.8)%	> 200%
Other expense, net	(931)	(1,250)	(0.5)%	(0.8)%	(25.5)%
Interest expense, net	(12,503)	(6,318)	(6.2)%	(4.1)%	97.9%
Loss on extinguishment of debt	(11,916)	(8,123)	(5.9)%	(5.2)%	46.7%
Loss before benefit from income taxes	(62,455)	(27,862)	(31.0)%	(17.9)%	124.2%
Benefit from income taxes	12,295	4,265	6.1%	2.7%	188.3%
Net loss	$(50,160)	$(23,597)	(24.9)%	(15.2)%	112.6%
Revenues, Net

	Three Months Ended September 30,		Percentage of total revenue		Increase (decrease)
in thousands	2021	2020	2021	2020	2021 vs 2020
Product	$30,291	$20,470	38.9%	37.3%	48.0%
Service	29,530	16,877	37.9%	30.8%	75.0%
Contract	18,039	17,500	23.2%	31.9%	3.1%
Total revenues, net	$77,860	$54,847	100.0%	100.0%	42.0%
Product revenue includes our hardware and software license revenue. Service revenue includes SAAS, hardware and software maintenance, payments processing, and professional services revenue. Contract revenue is revenue derived from contracts associated with our Government reporting segment.
For the three months ended September 30, 2021 compared to the three months ended September 30, 2020
Total revenues were $77.9 million for the three months ended September 30, 2021, an increase of 42.0% compared to the three months ended September 30, 2020. Product revenues were $30.3 million an increase of 48.0%. The strong growth was primarily driven by hardware refresh investments by our domestic and international Tier 1 accounts (in part from delayed hardware refreshes due to COVID-19). Service revenues were $29.5 million an increase of 75.0%, primarily driven by revenues from the operations of Punchh of $9.7 million and increases of $1.8 million from other software revenue, and $0.8 million from repair services. Contract revenues were $18.0 million an increase of 3.1%. The increase in contract revenues was driven by a

$0.7 million increase in our ISR solutions product line partially offset by a $0.3 million decrease in our product services product line.

	Nine Months Ended September 30,		Percentage of total revenue		Increase (decrease)
in thousands	2021	2020	2021	2020	2021 vs 2020
Product	$72,786	$51,437	36.2%	33.1%	41.5%
Service	74,743	50,952	37.1%	32.8%	46.7%
Contract	53,748	52,881	26.7%	34.1%	1.6%
Total revenues, net	$201,277	$155,270	100.0%	100.0%	29.6%
For the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020
Total revenues were $201.3 million for the nine months ended September 30, 2021, an increase of 29.6% compared to the nine months ended September 30, 2020. Product revenues were $72.8 million an increase of 41.5%. The increase was driven by continued growth in kitchen display systems, hardware refresh investments by some of our Tier 1 legacy accounts (in part from delayed hardware refreshes due to COVID-19) and hardware revenue associated with our rollout of Brink POS to new customers. Another driver of the increase was the low sales volumes during the quarter ended September 30, 2020 as a result of COVID-19 related restrictions at our customers' locations. Service revenues were $74.7 million an increase of 46.7%, primarily driven by revenues from the operations of Punchh of $17.8 million and increases of $4.6 million for other software revenue and $1.5 million for repair services. Contract revenues were $53.7 million an increase of 1.6% driven by the Government segment's ISR solutions product line revenues.
Gross Margin

	Three Months Ended September 30,		Percentage of total revenue		Increase (decrease)
in thousands	2021	2020	2021	2020	2021 vs 2020
Product	$7,505	$4,475	24.8%	21.9%	67.7%
Service	8,738	5,625	29.6%	33.3%	55.3%
Contract	1,971	1,571	10.9%	9.0%	25.5%
Total gross margin	$18,214	$11,671	23.4%	21.3%	56.1%
For the three months ended September 30, 2021 compared to the three months ended September 30, 2020
Total gross margin as a percentage of revenue during the three months ended September 30, 2021 was 23.4% compared to 21.3% during the three months ended September 30, 2020. Product margin was 24.8%, compared to 21.9%, recorded for the three months ended September 30, 2020. The increase in margin was primarily due to favorable product mix and favorable absorption of overhead costs due to increased sales. Service margin was 29.6%, compared to 33.3% recorded for the three months ended September 30, 2020, primarily driven by an increase in amortization expense for acquired developed technology of $2.9 million recognized as a result of the Punchh Acquisition and incremental costs incurred while transitioning our field operations organization. Service margin during the three months ended September 30, 2021 included $3.7 million of amortization of intangibles assets compared to $0.9 million of amortization of intangible assets during the three months ended September 30, 2020. Excluding the amortization of acquired intangible assets, Service margin was 42.3% compared to 38.5% for the three months ended September 30, 2020. Contract margin was 10.9%, compared to 9.0% for the three months ended September 30, 2020, primarily due to improved margins in both ISR and Mission Systems product lines.

	Nine Months Ended September 30,		Percentage of total revenue		Increase (decrease)
in thousands	2021	2020	2021	2020	2021 vs 2020
Product	$16,628	$10,555	22.8%	20.5%	57.5%
Service	22,316	17,142	29.9%	33.6%	30.2%
Contract	4,573	4,100	8.5%	7.8%	11.5%
Total gross margin	$43,517	$31,797	21.6%	20.5%	36.9%

For the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020
Total gross margin as a percentage of revenue during the nine months ended September 30, 2021 was 21.6% compared to 20.5% during the nine months ended September 30, 2020. Product margin was 22.8%, compared to 20.5%, recorded for the nine months ended September 30, 2020. The increase in margin was primarily due favorable product mix and favorable absorption of overhead costs due to increased sales. The favorable impact from absorption was partially offset by higher material costs. We implemented hardware price increases at the end of the second quarter of 2021 to mitigate the impact of increased material costs. Service margin was 29.9%, compared to 33.6% recorded for the nine months ended September 30, 2020. Service margin during the nine months ended September 30, 2021 included $8.3 million of amortization of intangibles assets compared to $2.6 million of amortization of intangible assets during the nine months ended September 30, 2020. Excluding the amortization of acquired intangible assets, Service margin was 41.0% compared to 38.7% for the nine months ended September 30, 2020. Contract margin was 8.5%, compared to 7.8% for the nine months ended September 30, 2020, primarily due to ISR improved margins.
Selling, General Administrative Expenses

	Three Months Ended September 30,		Percentage of total revenue		Increase (decrease)
in thousands	2021	2020	2021	2020	2021 vs 2020
Selling, general and administrative	$21,662	$10,512	27.8%	19.2%	106.1%
For the three months ended September 30, 2021 compared to the three months ended September 30, 2020
Selling, general, and administrative expenses increased to $21.7 million for the three months ended September 30, 2021 from $10.5 million for the three months ended September 30, 2020, an increase of 106.1%. The increase was primarily driven by $7.2 million in total Punchh operational expenses of which $1.9 million is stock-based compensation. Other drivers included increases of $2.0 million in corporate expenses $0.6 million of variable compensation, and $0.4 million for sales and marketing.

	Nine Months Ended September 30,		Percentage of total revenue		Increase (decrease)
in thousands	2021	2020	2021	2020	2021 vs 2020
Selling, general and administrative	$59,145	$31,988	29.4%	20.6%	84.9%
For the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020
Selling, general, and administrative expenses increased to $59.1 million for the nine months ended September 30, 2021 from $32.0 million for the nine months ended September 30, 2020, an increase of 84.9%. The increase was primarily driven by $17.5 million in total Punchh related expenses of which $3.5 million are acquisition related costs and $14.0 million are operational expenses. Punchh operational expenses included $4.5 million for stock-based compensation. Other drivers excluding Punchh were increases of $4.7 million in corporate expenses, $1.4 million increase in stock-based compensation, $1.1 million for sales and marketing, and $1.0 million from variable compensation.
Research and Development Expenses

	Three Months Ended September 30,		Percentage of total revenue		Increase (decrease)
in thousands	2021	2020	2021	2020	2021 vs 2020
Research and development	$10,122	$4,210	13.0%	7.7%	140.4%
For the three months ended September 30, 2021 compared to the three months ended September 30, 2020
Research and development expenses were $10.1 million for the three months ended September 30, 2021, an increase of $5.9 million from $4.2 million for the three months ended September 30, 2020, driven primarily by $3.2 million for Punchh and $2.7 million related to additional investments in our existing product development organization.

	Nine Months Ended September 30,		Percentage of total revenue		Increase (decrease)
in thousands	2021	2020	2021	2020	2021 vs 2020
Research and development	$24,574	$13,613	12.2%	8.8%	80.5%

For the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020
Research and development expenses were $24.6 million for the nine months ended September 30, 2021, an increase of $11.0 million from $13.6 million for the nine months ended September 30, 2020, driven primarily by $6.0 million for Punchh, $3.9 million related to additional investments in our existing software product development, and $1.1 million for product management.

Other Operating Expenses: Amortization of Intangible Assets / Contingent Consideration / Insurance Proceeds

	Three Months Ended September 30,		Percentage of total revenue		Increase (decrease)
in thousands	2021	2020	2021	2020	2021 vs 2020
Amortization of identifiable intangible assets	$539	$257	0.7%	0.5%	109.7%
Adjustment to contingent consideration liability	—	(2,310)	—%	(4.2)%	(100.0)%
For the three months ended September 30, 2021 compared to the three months ended September 30, 2020
For the three months ended September 30, 2021 and 2020, we recorded $0.5 million and $0.3 million, respectively, of amortization expense associated with other intangible assets. The increase was driven by intangible assets recognized as part of the Punchh Acquisition.
Also included in operating expense for the three-months ended September 30, 2020 was a $2.3 million reduction to the fair value of the Earn-Out liability associated with the Restaurant Magic Acquisition. There was no comparable reduction to expense for the three months ended September 30, 2021.

	Nine Months Ended September 30,		Percentage of total revenue		Increase (decrease)
in thousands	2021	2020	2021	2020	2021 vs 2020
Amortization of identifiable intangible assets	$1,303	$677	0.6%	0.4%	92.5%
Adjustment to contingent consideration liability	—	(2,310)	—%	(1.5)%	(100.0)%
Gain on insurance proceeds	(4,400)	—	(2.2)%	—%	—%
For the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020
For the nine months ended September 30, 2021 and 2020, we recorded $1.3 million and $0.7 million, respectively of amortization expense associated with other intangible assets. The increase was driven by intangible assets recognized as part of the Punchh Acquisition.

Also included in operating expense for the nine months ended September 30, 2020 was a $2.3 million reduction to the fair value of the Earn-Out liability associated with the Restaurant Magic Acquisition. There was no comparable reduction to expense for the nine months ended September 30, 2021.

Also included in operating expense for the nine months ended September 30, 2021 was a $4.4 million gain on insurance proceeds received in connection with our settlement of a legacy claim. There was no comparable reduction to expense for the nine months ended September 30, 2020.
Other Expense, Net

	Three Months Ended September 30,		Percentage of total revenue		Increase (decrease)
in thousands	2021	2020	2021	2020	2021 vs 2020
Other expense, net	$(539)	$(486)	(0.7)%	(0.9)%	10.9%
For the three months ended September 30, 2021 compared to the three months ended September 30, 2020
In other expense, net, we recorded $0.5 million for the three months ended September 30, 2021, compared to other expense, net, of $0.5 million recorded for the quarter ended September 30, 2020.

	Nine Months Ended September 30,		Percentage of total revenue		Increase (decrease)
in thousands	2021	2020	2021	2020	2021 vs 2020
Other expense, net	$(931)	$(1,250)	(0.5)%	(0.8)%	(25.5)%
For the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020
In other expense, net, we recorded $0.9 million for the nine months ended September 30, 2021, compared to other expense, net, of $1.3 million recorded for the nine months ended September 30, 2020.
Interest Expense, Net

	Three Months Ended September 30,		Percentage of total revenue		Increase (decrease)
in thousands	2021	2020	2021	2020	2021 vs 2020
Interest expense, net	$(5,406)	$(2,235)	(6.9)%	(4.1)%	141.9%
For the three months ended September 30, 2021 compared to the three months ended September 30, 2020
For the three months ended September 30, 2021 interest expense, net, was $5.4 million, compared to $2.2 million recorded for the three months ended September 30, 2020. The increase in interest expense was primarily driven by the Owl Rock Term Loan. Interest expense, net includes $2.1 million of non-cash accretion of debt discount and amortization of issuance costs for the three months ended September 30, 2021 compared with $1.1 million for the same period last year.

	Nine Months Ended September 30,		Percentage of total revenue		Increase (decrease)
in thousands	2021	2020	2021	2020	2021 vs 2020
Interest expense, net	$(12,503)	$(6,318)	(6.2)%	(4.1)%	97.9%
For the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020
For the nine months ended September 30, 2021, interest expense, net was $12.5 million, as compared to $6.3 million recorded for the nine months ended September 30, 2020. This increase was primarily driven by the Owl Rock Term Loan. Interest expense, net includes $5.0 million of non-cash accretion of debt discount and amortization of issuance costs for the nine months ended September 30, 2021 compared with $3.2 million for the same period last year.
Loss on Extinguishment of Debt

	Three Months Ended September 30,		Percentage of total revenue		Increase (decrease)
in thousands	2021	2020	2021	2020	2021 vs 2020
Loss on extinguishment of debt	$(11,916)	$—	(15.3)%	—%	—%
For the three months ended September 30, 2021 compared to the three months ended September 30, 2020
For the three months ended September 30, 2021 the loss on extinguishment of debt was $11.9 million, which was related to the repayment of the Owl Rock Term Loan. There was no loss on extinguishment of debt recorded for the three months ended September 30, 2020.

	Nine Months Ended September 30,		Percentage of total revenue		Increase (decrease)
in thousands	2021	2020	2021	2020	2021 vs 2020
Loss on extinguishment of debt	$(11,916)	$(8,123)	(5.9)%	(5.2)%	46.7%
For the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020
For the nine months ended September 30, 2021, loss on extinguishment of debt was $11.9 million, which related to the repayment of the Owl Rock Term Loan as compared to the loss on extinguishment of debt of $8.1 million related to the repurchase of the 2024 Notes for the nine months ended September 30, 2020.

Taxes

	Three Months Ended September 30,		Percentage of total revenue		Increase (decrease)
in thousands	2021	2020	2021	2020	2021 vs 2020
Benefit from income taxes	$37	$8	—%	—%	> 200%
For the three months ended September 30, 2021 compared to the three months ended September 30, 2020
There was a net tax benefit of $37.0 thousand for the three months ended September 30, 2021. There was a net tax benefit of $8.0 thousand for the three months ended September 30, 2020.

	Nine Months Ended September 30,		Percentage of total revenue		Increase (decrease)
in thousands	2021	2020	2021	2020	2021 vs 2020
Benefit from income taxes	$12,295	$4,265	6.1%	2.7%	188.3%
For the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020
Net tax benefit of $12.3 million for the nine months ended September 30, 2021 is driven by a $12.5 million partial release of our deferred taxed asset valuation allowance resulting from the deferred tax liabilities recognized in conjunction with the Punchh Acquisition. There was no additional net tax benefit in the nine months ended September 30, 2021 for the 2027 Notes as the impact was recorded within shareholders' equity pursuant to ASU 2019-12. The net tax benefit of $4.3 million for the nine months ended September 30, 2020 was driven by the $4.4 million deferred tax benefit impact of the 2026 Notes issuance.
LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended September 30, 2021 our primary source of liquidity was existing cash and cash equivalents generated through financing transactions in 2020 and 2021. Cash used in operating activities was $43.6 million for the nine months ended September 30, 2021, compared to $14.4 million for the nine months ended September 30, 2020. Cash used for the nine months ended September 30, 2021 was primarily driven by an increase in net loss, net of non-cash charges and additional net working capital requirements driven by an increase in accrued salaries and benefits and an increase in other current assets. The increase in other current assets reflected an increase in our prepaid assets.

Cash used in investing activities was $381.1 million for the nine months ended September 30, 2021 compared to $6.9 million for the nine months ended September 30, 2020. Investing activities during the nine months ended September 30, 2021 included $374.7 million of cash consideration in connection with the Punchh Acquisition (net of cash acquired) and capital expenditures of $5.5 million for developed technology costs associated with our Restaurant/Retail segment software platforms compared to $6.4 million for software platforms for the nine months ended September 30, 2020.

Cash provided by financing activities was $444.3 million for the nine months ended September 30, 2021, compared to $48.7 million for the nine months ended September 30, 2020. On April 8, 2021, we received net proceeds of $155.7 million from the private placement of our common stock to PAR Act III, LLC and certain funds and accounts advised by T. Rowe Price Associates, Inc., in addition to net proceeds of $170.7 million from the Owl Rock Term Loan. On September 17, 2021, we received net proceeds of $256.8 million from our offering of the 2027 Notes and $52.5 million from our common stock offering. We used $186.9 million of the proceeds of these offerings to repay the Owl Rock Term Loan in full. During the nine months ended September 30, 2020, we received net proceeds of $49.5 million from our offering of the 2026 Notes, which reflects our use of $66.3 million to repurchase a majority of the 2024 Notes.

We expect our available cash and cash equivalents will be sufficient to meet our operating needs for at least the next 12 months. Our actual cash needs will depend on many factors, including our rate of revenue growth, growth of our SaaS revenues, the timing and extent of spending to support our product development efforts, the timing of introductions of new products and enhancements to existing products, market acceptance of our products, and the factors described above in this Part I, Item 2. “Management's Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report for the fiscal period ended September 30, 2021, and in the 2020 Annual Report and our other filings with the SEC.

OFF BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements or obligations.
CONTRACTUAL OBLIGATIONS
As of September 30, 2021, we had the following contractual obligations:

(in thousands)	Payments due by period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Operating lease obligations	$4,744	$1,698	$2,264	$782	$—
Other purchase obligations	54,670	40,054	10,986	3,630	—
Debt obligations	517,210	9,347	102,050	134,850	270,963
	$576,624	$51,099	$115,300	$139,262	$270,963
CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our condensed consolidated financial statements are based on the application of accounting principles generally accepted in the United States of America. GAAP requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue, and expense amounts reported. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently applied. Significant items subject to such estimates and assumptions include revenue recognition, stock-based compensation, the recognition and measurement of assets acquired and liabilities assumed in business combinations at fair value, the carrying amount of property, plant and equipment including right-to-use assets and liabilities, identifiable intangible assets and goodwill, the measurement of liabilities and equity recognized for outstanding convertible notes, valuation allowances for receivables, inventories, and measurement of contingent consideration at fair value. Actual results could differ from these estimates. Our estimates are subject to uncertainties, including those associated with market conditions, risks and trends and the ongoing COVID-19 pandemic. Our critical accounting policies have not changed materially from the discussion of those policies included under “Critical Accounting Policies and Estimates” in the 2020 Annual Report.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

Our primary exposures relate to certain non-dollar denominated sales and operating expenses in Europe and Asia. These primary currencies are the Great British Pound, the Euro, the Australian dollar, the Singapore dollar, the Canadian dollar, the Indian Rupee and the Chinese Renminbi. Accordingly, changes in exchange rates may negatively affect our revenue and net income (loss) as expressed in U.S. dollars. We also have foreign currency risk related to foreign currency transactions and monetary assets and liabilities, including intercompany balances denominated in currencies that are not the functional currency. We have experienced and will continue to experience fluctuations in our net income (loss) as a result of gains (losses) on these foreign currency transactions and the remeasurement of monetary assets and liabilities. As of September 30, 2021, the impact of foreign currency exchange rate changes on our revenues and net income (loss) have not been material. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy.

Interest Rate Risk

As of September 30, 2021, we had $13.8 million, $120.0 million, and $265.0 million in aggregate principal amount of the 2024 Notes, the 2026 Notes, and the 2027 Notes, respectively.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2021. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of such date due to material weaknesses in our internal control over financial reporting previously identified in Item 9A. “Controls and Procedures” of our 2020 Annual Report.

Remediation Efforts to Address the Material Weaknesses

Our remediation efforts previously identified in Item 9A. “Controls and Procedures” of our 2020 Annual Report to address the identified material weaknesses are ongoing as we continue to implement and document necessary policies, procedures, and internal controls. While we believe the steps taken to date and those planned for future implementation will improve the effectiveness of our internal control over financial reporting, we have not completed all remediation efforts and cannot conclude that the material weaknesses have been remediated as of September 30, 2021. The material weaknesses cannot be considered remediated until applicable controls have operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control Over Financial Reporting.

During the three months ended September 30, 2021, the Company's internal controls over financial reporting included those inherited from the Punchh Acquisition, which are currently under evaluation by management. There were no additional changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

The information in “Note 11 – Commitments and Contingencies”, to the financial statements, is responsive to this Item and is incorporated by reference herein.

Item 1A. RISK FACTORS

The risks described in the “Risk Factors” section of our 2020 Annual Report, as amended and supplemented by the risks described in the “Risk Factors” section of our Quarterly Reports on Form 10-Q for the quarters ended June 30, 2021 and March 31, 2021, remain current in all material respects, except as amended and further supplemented by this Quarterly Report.

Risks Associated with Notes and Indebtedness

The adoption of ASU 2020-06 may have a material effect on our reported financial results.

In August 2020, the Financial Accounting Standards Board issued Accounting Standards Updates (“ASU”) 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40), which is intended to reduce the number of accounting models for convertible debt instruments and convertible preferred stock, and amend guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. ASU 2020-06 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021, with early adoption permitted. We have not early adopted ASU 2020-06.

Once adopted, we will no longer be required to separately account for the conversion feature embedded in the 2024, 2026, and 2027 Notes (collectively the “Notes”) pursuant to ASC 470-20, Debt with Conversion and Other Options. As such, the entire proceeds from the issuance of the Notes will be recognized as a liability, net of any issuance costs in our consolidated balance sheet. Any discount from recognition of issuance costs will be amortized over the effective life of the Notes using the effective interest method. The net effect of the adoption of this new standard is a reduction of non-cash interest expense, or increase to net income, as there is no longer a discount from separation of the conversion feature within equity.

In addition, the ASU modifies the calculation of diluted earnings per share, requiring entities to use the if-converted method for all convertible instruments. As a result, following adoption, we will be required to calculate diluted earnings per share assuming the Notes convert entirely into shares (if that effect is more dilutive) even though we have the option to settle in any combination of cash or shares. We may report lower diluted earnings per share than we would under legacy guidance, and the effect on earnings per share may not reflect our expectations before settlement. Currently, we expect the results of this calculation to be anti-dilutive as we are in a loss position and therefore will not report diluted earnings per share in the near term; however, that could change in the future. Under the terms of the Notes, we may irrevocably elect to deliver the principal amount of the notes upon any conversion in cash. If we make this election, only the conversion spread would be reflected in our calculation of diluted earnings per share.

Servicing our debt may require a significant amount of cash, and we may not have sufficient cash flow from our operating subsidiaries to pay our debt.

As of September 30, 2021, we had $398.8 million aggregate principal amount of Notes outstanding. Our ability to make scheduled payments of principal or interest, or to refinance the Notes and any future indebtedness will depend on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. Our operating subsidiaries may not generate cash flow from operations in the future sufficient to service our debt. If our operating subsidiaries are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to raise funds through debt or equity issuances, refinance our indebtedness and otherwise access the credit and capital markets at the times and in the amounts needed and on acceptable terms will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Under our equity incentive plan, employees may elect to have us withhold shares to satisfy minimum statutory federal, state and local tax withholding obligations arising from the vesting of their restricted stock and restricted stock units. When we withhold these shares, we are required to remit to the appropriate taxing authorities the market price of the shares withheld, which could be deemed a purchase of shares by us on the date of withholding. For the nine months ended September 30, 2021, 91,198 shares were withheld at an average price of $54.04 per share.

Item 6. EXHIBITS

Exhibit Number		Incorporated by reference into this Quarterly Report on Form 10-Q		Date Filed or Furnished
	Exhibit Description	Form	Exhibit No.
3.1	Certificate of Incorporation, as amended, of PAR Technology Corporation	10-K	3.1	3/16/2021
3.2	Bylaws, as amended, of PAR Technology Corporation	10-Q	4.1	5/11/2020
4.1	Base Indenture, dated as of September 17, 2021, between PAR Technology Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee.	Form 8-K (File No. 001-09720)	4.1	9/17/2021
4.2	First Supplemental Indenture, dated as of September 17, 2021, between PAR Technology Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee.	Form 8-K (File No. 001-09720)	4.2	9/17/2021
4.3	Form of 1.50% Convertible Senior Note due 2027 (included in Exhibit 4.2).	Form 8-K (File No. 001-09720)	4.2	9/17/2021
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended			Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended			Filed herewith
32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350			Furnished herewith
32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350			Furnished herewith
101.INS	Inline XBRL Instance Document			Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document			Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document			Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document			Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document			Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document			Filed herewith
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)			Filed herewith
* The schedules and exhibits to such agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAR TECHNOLOGY CORPORATION
(Registrant)

Date:	November 9, 2021	/s/ Bryan A. Menar
Bryan A. Menar
Chief Financial and Accounting Officer
(Principal Financial Officer)