Form 10-K
period 2021-12-31
PAR TECHNOLOGY CORP
filed 2022-03-01
CIK 708821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K
☑           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2021
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

Large Accelerated Filer ☑	Accelerated Filer ☐	Non Accelerated Filer ☐
Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the registrant’s voting common stock held by non-affiliates (computed by reference to the price at which the common stock was last sold) was $1,795,577,453 on June 30, 2021.
There were 26,951,424 shares of common stock outstanding as of February 22, 2022.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2022 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K.

PAR TECHNOLOGY CORPORATION
Form 10-K
For the Fiscal Year Ended December 31, 2021

“PARTM,” “Brink POS®,” “Punchh®,” “Data Central®,” “Restaurant Magic®,” “PAR PhaseTM,” “PixelPoint®” and other trademarks appearing in this Annual Report belong to us. This Annual Report may also contain trade names and trademarks of other companies. Our use of such other companies’ trade names or trademarks is not intended to imply any endorsement or sponsorship by these companies of us or our products or services.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the year ended December 31, 2021 (“Annual Report”) contains forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not historical in nature, but rather are predictive of PAR’s future operations, financial condition, financial results, business strategies and prospects. Forward-looking statements are generally identified by words such as “anticipate,” “believe,” “can”, “could”, “continue,” “expect,” “estimate,” “future”, “goal”, “intend,” “may,” “opportunity,” “plan,” “should,” “target”, “will,” “would,” “will likely result,” and similar expressions. Forward-looking statements are based on management's current expectations and assumptions that are subject to risks and uncertainties, many of which are beyond PAR’s control, which could cause PAR’s actual results to differ materially from those expressed in or implied by forward-looking statements, including statements relating to and PAR’s expectations regarding the effects of COVID-19 on its business, financial condition, and results of operations and the mitigating or otherwise intended impact of PAR’s responses to the same; the timing and expected benefits of acquisitions, divestitures, and capital markets transactions; statements of the plans, strategies and objectives of management for future operations, including PAR’s unified commerce cloud platform and its go-to-market strategy; statements concerning the expected development, demand, performance, market share or competitive performance relating to PAR’s products or services; projections of net revenue, margins, expenses, effective tax rates, net earnings, net earnings per share, cash flows, deferred taxes, or other financial items, or of PAR’s annual recurring revenue, active sites, and other key performance indicators and financial metrics; statements concerning potential supply constraints, component shortages, manufacturing disruptions or logistics challenges; statements about PAR’s human capital strategies and engagement; statements regarding current or future macroeconomic trends or geopolitical events and the impact of those trends and events on PAR and its financial performance; statements regarding claims, disputes or other litigation matters; and any statements of assumptions underlying any of the foregoing. Factors, risks, trends, and uncertainties that could cause PAR’s actual results to differ materially from those expressed in or implied by forward-looking statements include the effects of COVID-19 on PAR’s business, financial condition, and results of operations and the timing and actions by PAR, as well as by governments, businesses, customers and consumers, including store closures (temporary or permanent), decreased or delayed product and service adoptions and installations, delayed payments or payment defaults by customers, and the health and safety of PAR’s employees; PAR’s ability to retain and manage third-party suppliers, secure alternative suppliers, and navigate component shortages, shipping delays and increased costs; PAR’s ability to successfully attract, hire and retain necessary qualified employees to develop and expand its business, as exacerbated by the “Great Resignation” or “Big Quit”; the protection of PAR’s intellectual property; PAR’s ability to increase the number of integration partners, and acquire and/or develop relevant technology offerings for current, new, and potential customers for the build-out of its unified commerce cloud platform; the impact of macroeconomic trends and geopolitical events, including the effects of inflation; risks associated with PAR’s international operations; changes in estimates and assumptions PAR makes in connection with the preparation of its financial statements and in building business and operational plans and strategies; disruptions in operations from system security risks, data protection breaches, and cyberattacks; PAR’s agility to execute its business and strategies and manage its business continuity risks, including disruptions or delays in product assembly and fulfillment and limitations on PAR’s selling and marketing efforts; potential impacts, liabilities and costs from pending or potential investigations, claims and disputes; and other factors, risks, trends and uncertainties that could cause PAR’s actual results to differ materially from those expressed in or implied by forward-looking statements contained in this Annual Report, including but not limited to, those described under “Part I, Item 1. Business”, “Part I, Item 1A. Risk Factors,” “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report and in our other filings with the U.S. Securities and Exchange Commission (the “SEC”). The forward-looking statements in this Annual Report are made as of the date of this filing and PAR assumes no obligation and does not intend to update these forward-looking statements.

PART I

Item 1.     BUSINESS

Corporate Information

PAR Technology Corporation, through its wholly owned subsidiaries – ParTech, Inc. (“ParTech”) and PAR Government Systems Corporation (“PAR Government”) – operates in two distinct reporting segments, Restaurant/Retail and Government. Our Restaurant/Retail segment provides software, hardware, and services to the restaurant and retail industries. Our Government segment provides technical expertise and development of advanced systems and software solutions for the U.S. Department of Defense (“DoD”), the intelligence community and other federal agencies.

2021 Highlights

On April 8, 2021, we acquired Punchh Inc. (“Punchh”), a leader in software as a service (“SaaS”) customer loyalty and engagement solutions, launching our unified commerce cloud platform with Brink POS for front-of-house, Data Central for back-office, PAR Pay and PAR Payment Services for payments, and Punchh for customer loyalty and engagement.

On September 17, 2021, we sold 982,143 shares of common stock to the public at a price of $56.00 per share.

On September 17, 2021, we sold $265.0 million in aggregate principal amount of 1.50% Convertible Senior Notes due 2027.

In September 2021, the U.S. Air Force Research Laboratory Information Directorate awarded our Government segment a $490.4 million ceiling, single award, indefinite-delivery/indefinite-quantity contract (the “IDIQ Contract”) with cost-plus-fixed-fee completion and firm-fixed-price type orders for Counter-small Unmanned Aircraft System (“C-sUAS”) software, hardware, and technical documentation. The value of this contract is dependent on those amounts committed under the contract by government agencies, and as of December 31, 2021, $42.8 million was committed of which $5.8 million was funded, net of amounts relating to work performed to that date. See “Government Segment – Backlog” for additional information on backlog of contracts for our Government segment.

Restaurant/Retail Segment

We are a leading provider of software, hardware, and services to the restaurant and retail industries, with more than 500 customers currently using our software products and more than 50,000 active restaurant locations. Our mission is to enable personalized experiences that connect people to the brands, meals, and moments they love. We provide enterprise restaurants, franchisees, and other restaurant outlets in the three major restaurant categories, quick service, fast casual, and table service, with operational efficiencies by offering them a fully integrated cloud solution.

Our unified commerce cloud platform delivers a fully integrated suite of modern restaurant solutions that are extensible and built on open application programming interfaces (“API”) that retain flexibility and the market optionality of an open platform. More than 400 partners leverage our open platform to extend the reach and capabilities of their own solutions for the leading brands in our industry.

Our unified commerce cloud platform delivers four key capabilities to ensure brand success: elevated guest engagement, end-to-end ordering and fulfillment, optimized planning and operations, and sophisticated analytics and insights.

Our unified data platform helps brands improve business performance by collecting insights across transactions and events. These advanced analytical capabilities span guest behaviors, operational metrics, channel performance and product mix, unlocking unique, real-time, end-to-end actionable insights.

Purpose built for restaurants, our unified commerce cloud platform integrates our products and those of our integration partners, and delivers guest engagement, operations and powerful, comprehensive data and insights to our customers and partners under one portfolio.

Point-of-Sale (“POS”) Software. Brink POS is an open cloud solution offering customers the opportunity to integrate with third-party products and in-house systems. In support of our customers’ need to quickly adapt to changing market conditions, we offer the largest integration ecosystem – 250+ partners across various product solution categories including: mobile/online ordering, self-ordering kiosks, kitchen video systems, enterprise reporting, and other solutions relevant to our customers’ businesses, including Punchh, our cloud customer loyalty and engagement solution, and Data Central, our cloud back-office solution. These integration capabilities enable restaurants to increase customer visits and check size, improve operational efficiency, and most importantly, position them to win in an ever changing competitive market. As of December 31, 2021, Brink POS had an installed base of 15,897 restaurants, compared to a Brink POS installed base of 11,722 restaurants as of December 31, 2020.

Loyalty and Engagement. Punchh is an enterprise-grade customer loyalty and engagement solution for restaurant and convenience store brands to build direct one-to-one customer relationships and to increase customer lifetime value and same-store sales. Punchh provides physical retailers comprehensive, AI-powered tools to deliver customer omnichannel loyalty experiences and campaigns to engage their customers, create real-time 360-degree insights and drive repeat purchases and higher average spend. The Punchh platform seamlessly integrates with customers’ existing systems.

Back-office SaaS Software. Data Central, a cloud-based software solution of back-office applications, leverages business intelligence and automation technologies to decrease food costs, manage labor and improve overall customer service. Data Central provides restaurants with the necessary tools to achieve peak operational and financial efficiency; it serves as the central hub of restaurant intelligence by collecting information from POS, inventory, supply, payroll and accounting systems to provide a comprehensive view of a restaurant’s operations. Data Central integrates with Brink POS and third-party software products, and it is mobile-friendly, providing browser level access to all store level functions.

PAR Pay and Payment Services. PAR Payment Services, our merchant services offering, provides restaurants with card payment processing capabilities, which we service and support. PAR Pay, is an EMV payments solution. Both PAR Payment Services and PAR Pay offer restaurants various choices including payment devices, gift card programs, and payment processors.

Wireless Communications, Drive-Thru Systems. Our POS integrated solutions include a comprehensive offering of wireless headsets for drive-thru order-taking. This product offering provides our customers with another means to deliver their products and serve their customers.

POS Hardware. Our POS platforms are designed to reliably operate in harsh environments associated with food service. PAR platforms - the PAR InfinityTM, PAR PhaseTM, PAR HelixTM and the EverServ® 8000 series - terminals, are durable and highly functioning, scalable, and easily integrated, offering customers competitive performance at a cost-conscious price. Our hardware platforms are compatible with popular third-party operating systems, support a distributed processing environment and are suitable for a broad range of use and functions within the markets served.

Our open architecture POS platforms are optimized to host our POS software applications, as well as many third-party POS software applications, and are compatible with a variety of peripheral devices. We partner with numerous vendors that offer in-store peripherals, such as cash drawers, card readers, printers, and kitchen video systems, allowing us to deliver a completely integrated solution.

Services. We provide a comprehensive portfolio of services to support our customers’ technology and hardware requirements, including training, installation, technical support and repair services.

We offer complete application training to our customers’ in-store staff and provide technical training to our customers’ information systems personnel. We provide customers with installation, technical and life-cycle support for our products through support services, licenses and/or subscription agreements. We also offer depot repair and overnight–Advanced Exchange–services from our offices in San Diego, California, Mississauga, Ontario, and our corporate headquarters in New Hartford, New York. In North America, we offer 24-hour help desk support from our diagnostic service centers located in New Hartford, New York and Tampa, Florida, and on-site support through our field tech service network, which serves the continental United States. Outside of the continental U.S., we similarly support our products by providing call center, installation, on-site, and/or depot repair services directly or through authorized providers.

Sales, Marketing and Delivery

In North America, we market and sell our products through our dedicated sales teams and channel partners. Our international direct sales teams and channel partners market and sell our products and services to tier 1 customers outside of the U.S., as well as to local/regional customers from in-country offices.

Our products are also offered and sold through sales representatives and resellers serving multi-unit operators, the independent restaurant category, and the non-food service markets such as retail and convenience stores, amusement parks, movie theaters, cruise lines, spas, and other ticketing and entertainment venues.

We have developed and nurtured long-term relationships with several of the largest brands in the Restaurant/Retail segment, three of which represent a signification portion of our total revenues. We have been an approved provider of restaurant technology systems and related support services to McDonald’s Corporation and their franchisees since 1980 and an approved supplier to Yum! Brands, Inc. since 1983.

Competition

Our software and hardware product offerings face competition in the highly competitive and rapidly evolving restaurant and retail markets. Most of our larger customers have several approved suppliers of software and/or hardware similar to one or more of our products. We compete in these markets directly with product offerings from Oracle Corporation, NCR Corporation and others. We compete on the basis of product delivery (cloud versus traditional on-premise software applications), existing and planned product design, features and functionality, software application and integration capabilities, quality and reliability, product development capabilities, price, and customer service. Our competitive advantages include: our unified commerce cloud platform, open solutions offerings, cloud delivery model based on modern architecture, enterprise grade solutions, purpose-built hardware, advanced development capabilities, extensive domain knowledge and expertise, excellent product reliability, a customer-dedicated direct sales force organization, and responsive customer service and support. As relevant technologies evolve and customer demands and expectations increase, so do the competitive pressures in the market, with new companies entering and existing companies expanding their product and service portfolios. We expect competition in the restaurant and retail markets to continue to increase, including competition from both cloud and traditional on-premise POS software, customer loyalty and engagement software, back-office software, hardware providers and other business software and solution providers. With many of our product and service offerings, we face competition from companies who have access to significantly more financial and technical resources than we possess.

Research and Development

Continuous product research, innovation, and product development are an integral part of our business. We continuously evaluate customer needs and new technologies to enable us to develop innovative and relevant products, in addition to creating enhancements to our unified commerce cloud platform and existing products that improve and/or add to their functionality, performance, operation, and integration capabilities–from leveraging the latest innovations in cloud computing to wireless headsets and other devices to advances in internet performance. Research and development expenses were $34.6 million, $19.3 million, and $13.4 million, in 2021, 2020, and 2019 respectively.

Manufacturing and Suppliers

We assemble our ES 8000 series platforms internally in the U.S. We source other hardware products and related materials, product assemblies, and components from third parties. We purchase most of the materials, product sub-assemblies and full assemblies from several suppliers, we do, however, rely on sole sources for certain of our assembly components and hardware products. We periodically review and evaluate potential risks of disruption to our supply chain operations in the event one or more of our suppliers should fail to perform. See “Risk Factors” for a discussion on risks related to our supply chain operations.

Government Segment

PAR’s Government segment provides technical expertise and development of advanced systems and software solutions for the DoD, the intelligence community and other federal agencies. Additionally, we provide support services for satellite command and control, communication, and IT systems at several DoD facilities worldwide. The Government segment has three principal offerings: Intelligence, Surveillance, and Reconnaissance (“ISR”) solutions, mission systems operations and maintenance, and licensed software products for use in analytic and operational environments that leverage geospatial intelligence data.

Intelligence, Surveillance, and Reconnaissance

PAR Government’s ISR group provides a variety of intelligence analysis, systems integration, and situational awareness solutions. Our core competencies reside in mobile geospatial applications; counter, small, unmanned aircraft surveillance systems, or C-sUAS; and data science offerings. Our substantive, in-depth expertise in these domains enables us to provide government customers and industry partners with key technologies that support a variety of applications ranging from strategic enterprise systems to tactical in-the-field dismounted users. Additionally, we provide integration, testing and operational readiness support in line with these competencies. The ISR group also provides systems engineering support and software-based solutions to the DoD research and development laboratories, intelligence customers, and operational commands. Our internal expertise ranges from theoretical and experimental studies to development and fielding of operational capabilities. Our team members are:

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
•architects and integrators of advanced C-sUAS systems-of-systems;
•builders of solutions for privacy, compliance and governance for sensitive customer data; and
•developers of geospatial information system solutions.

We are actively engaged in the development of applications that support the needs of mobile teams with real-time situational awareness and distributed communications. PAR Government’s ISR group has a strong legacy in the advanced research, development, and productization of geospatial information assurance technology involving steganography, steganography analysis, digital watermarking, and digital media forensics. These enabling technologies are used to provide increased protection and security of geospatial data.

PAR Government’s ISR group integrates and tests a broad range of government and industry research and development solutions. Our team is expanding its scope through the development and implementation of counter, small unmanned aircraft surveillance systems, or UAS, technologies in support of force protection efforts. Additionally, we design, integrate, and operate antenna data collection solutions for experimentation, demonstration, and test support. We also provide technical engineering and analysis services to intelligence community customers, supporting development and deployment of advanced prototypes and quick reaction systems, including applications for high performance computing platforms (e.g., Cray exascale computers).

Mission Systems

PAR Government’s mission systems (“MS”) group provides a wide range of technical and operational services to sustain mission critical components of the Department of Defense Information Network (the “DoDIN”). These services include continuous satellite and teleport facility operations and maintenance, engineering and installation services including inside and outside plant services, and maintenance of infrastructure and information systems for very low frequency, low frequency, high frequency, very high frequency and ground-based radio transmitter/receiver facilities, including high tower antennas up to 1200 feet. We operate and maintain satellite communications and teleport facilities with ultra-high frequency, super high frequency and extremely high frequency satellite communication earth terminals, and support telecommunications architectures such as fixed submarine broadcast systems and high-frequency global communications systems. The DoD communications earth stations operated by PAR Government's MS group are the primary communications systems utilized by the national command authority and military services to exercise command and control of the nation’s air, land, and naval forces and to provide support to allied coalition forces.

PAR Government’s MS group supports globally-deployed operational forces by providing reliable 24/7/365 support services for a variety of satellite communication systems. We provide satellite control center operations and mission planning for DoD Command, Control, Communications, Computers, Intelligence, Surveillance, and Reconnaissance, or C4ISR, operations. We provide satellite ground system support, including operations and maintenance, sustainment, upgrades, communications security management, anomaly response/resolution, process improvement, emergency response and disaster recovery. Our experience also includes mission planning and operations training.

PAR Government’s MS group provides comprehensive, dependable, and secure information systems support services to the DoD and other federal agencies. These services include information technology infrastructure library based, tier 0 to 3 service desk operations for thousands of users, network system administration, database administration, information assurance/system security, information security training, and government network management. We also perform maintenance, monitoring, upgrades, planning, testing, and integration and configuration services, to include security systems including intrusion detection systems.

The PAR Government MS group supports critical information systems which operate elements of the DoDIN to support the National Command Authority (President and Joint Chiefs of Staff), DoD, and other federal agencies. Our system troubleshooting and regulatory experts support the customer mission around the globe. Approximately 60% of our footprint is outside the continental U.S. with contracts in Europe, Middle East, Africa, Australia, and U.S. commonwealths and territories in the Pacific and Caribbean.

PAR Government’s MS group has strong and enduring relationships with a diverse set of customers throughout the DoD, intelligence community, and other federal agencies. Our track record of delivering mission critical services to government customers spans decades, and includes contracts continuing 20 years or more, with an average contract duration of three to five years. We work closely with our customers, with many of our mission system employees co-located at customer sites. Our strong relationships and on-site presence with our customers enables PAR Government to develop substantive customer and technical domain knowledge, translate mission understanding into exemplary program execution, and create continued demand for PAR Government’s services.

Products Division

PAR Government’s software product business draws on decades of research and development (“R&D”), image processing and geospatial information systems, or GIS, experience. Licensable products focus on serving analysts and operators who seek highly accurate and timely information with both temporal and geospatial context. Product utility spans the modern battlefield from rear echelon analyst cell to the field operations center to the mobile devices and displays carried by infantryman at the very forward edge of a battlespace. Currently we offer two types of software products. The geospatial visualization, or GV, image processing suite is used by the international defense and intelligence community to analyze still and video imagery. A second product line, “Sit(X)®”, provides situational awareness solutions used by government and private organizations to manage rapid response teams or deployed field units. Customers include global geospatial software providers, NATO partners, public safety organizations, and the U.S. senior intelligence agencies.

Marketing and Competition

The PAR Government segment obtains contracts through a mix of competitive proposals and technical paper submissions in response to solicitations from government organizations and prime contractors. In addition, we often obtain contracts by submitting unsolicited proposals against publicly identified government requirements which are selected on merit for further development and funding. Although well positioned in our business areas, competition for government contracts is intense. Many of our competitors are large corporations that have substantially greater financial resources and broader capabilities in management technology. Within our ISR portfolio we compete based on the technical talent and accomplishments of our development staff, software support and program management teams who have earned a reputation for rapid solutioning, leading edge software solutions and technical talent with high security clearance and the background and appetite to tackle truly difficult problems. In our MS contract portfolio, we also compete with many smaller, economically disadvantaged companies, many of which are designated by the government for preferential, set aside, treatment that target segments of the government contract market. Here the principal competitive factors are past performance, the ability to perform the statement of work, price, technological capabilities, management capabilities, and service. Many of our DoD customers are migrating to price sensitive, best value procurements while leveraging commercial software standards, applications, and solutions.

Our strategy is to build upon PAR Government segment's sustained performance on existing service contracts, coupled with investments in enhanced business development capabilities. We believe we are well positioned to realize continued renewals of expiring contracts and extensions of existing contracts, and to secure service and solution contracts in expanded areas within the DoD and other federal agencies. We believe our highly relevant technical competencies, intellectual property, and investments in new technologies provide opportunities to offer systems integration, products, and highly-specialized service solutions to the DoD, intelligence community, and other federal agencies. The general uncertainty in U.S. defense total workforce policies (military, civilian, and contract), procurement cycles, and spending levels for the next several years are factors we monitor as we develop and implement our business strategy for our Government segment.

Backlog

The value of existing PAR Government contracts at December 31, 2021, net of amounts relating to work performed to that date, was approximately $195.3 million, of which $38.6 million was funded and includes $5.8 million related to the IDIQ Contract. The value of existing PAR Government contracts at December 31, 2020, net of amounts relating to work performed to that date, was approximately $150.5 million, of which $27.8 million was funded. Funded amounts represent those amounts committed under contract by government agencies and prime contractors. Of the December 31, 2021 PAR Government contract backlog of $195.3 million, approximately $87.0 million is expected to be completed in calendar year 2022.

Intellectual Property and Other Rights

A number of the Company's products and components are developed and designed based on our existing copyrighted work and/or patents issued or obtained through the acquisition of other businesses. Our other products include software or other intellectual property licensed from third parties. We establish, maintain, and protect our intellectual property rights and other proprietary information through the use of patents, copyrights, trademarks, and trade secret laws. We have a number of U.S. and foreign patents, and registered and common law trademarks, that protect our brand associations and symbolize our goodwill, as well as copyrights that relate to software and various distinctive characteristics of our products. We also rely on a combination of confidentiality and assignment-of-invention agreements with our employees and consultants, and enter into confidentiality and licensing agreements with our customers and other third parties with whom we have strategic relationships. We believe our patents, copyrights, trademarks, and trade secrets have value, and we believe our use and reliance on the intellectual property laws of the U.S. and foreign countries, as well as our agreements and licenses, protect and maintain our rights in our intellectual property and other proprietary information. Despite our efforts unauthorized third parties may attempt to use, copy, or otherwise obtain and market or distribute our intellectual property and/or our other proprietary information; moreover, the rapidly changing technology in the Restaurant/Retail segment and the Government segment makes our future success dependent on the development skills, innovative designs, and technological expertise of our employees and consultants, as well as strategic technology acquisitions, rather than on the protection afforded by patent, copyright, trademark, and trade secret laws.

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

Human Capital

We prioritize finding, developing and rewarding extraordinary talent. Our employee-first strategy is a priority designed to provide a diverse, inclusive and safe environment where our 1,477 full-time employees and 64 part-time employees across the Company enjoy coming to work each day to support our customers and grow our business.

We value speed, ownership, focus and winning together, which we consider to be the foundation for how we operate and make decisions.

Leadership's Role: Our senior management team is responsible for developing and executing our human capital strategy. We seek employees who share a passion for technology and its ability to improve our customers’ businesses. Our mission is to create an environment that reflects our values of speed, ownership, focus and winning together where our employees thrive. Our strategy is to hire the best talent, give them the responsibility and authority they deserve, and let them make the decisions on how to best execute. We design our employee compensation and benefits programs to be competitive, reinforce our commitment to diversity, equity and inclusion (“DEI”), and consistent with our values, to incentivize and reward outstanding performance. Our chief executive officer and chief human resources officer regularly update the compensation committee of our board of directors on key areas of our human capital strategy, including the following:

Diversity, Equity and Inclusion: Our commitment to DEI is simple: it’s about community, belonging and fairness. Like our customers who bring people together through providing delicious and accessible food, we bring our employees together by providing a work environment that understands and integrates our employees' unique perspectives and voices. This is essential for cultivating a diverse, inclusive and equitable environment for all, and we are committed to scale our DEI efforts to reflect the communities where our employees live and our customers operate. Through evolving our culture, talent and corporate deliverables we aim to set an example that shows the impact of fostering a diverse and equitable environment and how that drives genuine employee experiences and innovation.

We made significant investments in our DEI program in 2021 including appointing a DEI Lead, increasing employee resource group programming such as speaker series events for our Women in Technology enterprise resource group, and investing in our policies including expanded parental leave and offering infertility benefits. Our 2022 strategy includes continued investments in DEI through data management and collection, corporate goal setting as well as increased education and inclusion initiatives such as DEI training/workshops and creating a more diverse employee pipeline. Our goal is to have an infrastructure where our diverse employee population thrives.

Our U.S. employee population consists of 27% ethnically diverse employees and 25% are women. Globally, our workforce consists of 26% women. 20% of our U.S. employee population is under the age of 30, with 50% between the ages of 30 and 50 and 30% over the age of 50. Globally, 24% of our employees are under the age of 30, with 50% between the ages of 30 and 50 and 26% over the age of 50.

Employee Engagement and Talent Management/Development: Consistent with our employee-first strategy, we believe that our employees should have the opportunity to have a forum to communicate their feedback, concerns and suggestions. We conduct quarterly employee net promoter surveys and monthly engagement surveys. Understanding the “pulse” of our employees through engagement surveys is critical to inform our actions with respect to integrating areas of opportunity in our employee engagement, retention and total rewards programs.

To support our meritocratic, pay-for-performance strategy, we execute annual performance reviews and bi-annual 360 performance reviews with the intent to incentivize and motivate our employees. Talent assessments enable us to identify individuals that are ready for promotion and areas of development across our core competencies. In 2021, we invested in building our talent management systems. Our 2022 plans include a first quarter launch of a robust talent development platform to dramatically increase our investment in the core competency development for all of our employees.

Health and Safety: The health and safety of our employees in the workplace is of utmost importance to us. We regularly assess our facilities to ensure compliance with our health and safety guidelines and regulatory requirements. The importance of keeping our employees safe and healthy has been underscored by the novel coronavirus disease of 2019 (“COVID-19” or “pandemic” or “COVID-19 pandemic” ). Our operating policies are consistent with the guidance provided by the Centers for Disease Control and Prevention to protect our employees and their families and we actively reassess evolving policies and COVID-19 trends which inform our policies and safe practices, including work-at-home policies, PPE requirements, limitation on visitors and our business-essential travel only policy.

Talent Acquisition and Attrition: We are aggressively managing headwinds created by the “Great Resignation” or “Big Quit” that are being experienced throughout the U.S. economy. Our objective of retaining talent is rooted in our employee-first strategy and includes investments in employee engagement and experience, DEI, talent management systems and talent development, which has contributed to our increased speed and volume of hiring to support our growth plans. We continue to make appropriate adjustments to ensure competitive compensation to attract and retain talent. We also implemented several benefit enhancements, including unlimited paid time off, adoption and infertility benefits, expanded parental leave and healthcare plan improvements. Our overall attrition rate in 2021 was 14%, and our attrition rate for who we consider top talent was 3.9%.

Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act are available, free of charge, on our website at www.partech.com/ Investor Relations as soon as reasonably practicable after we electronically file such material with, or furnish to, the SEC. The SEC also maintains a website that contains our reports filed or furnished with the SEC. The address of the SEC website is https://www.sec.gov. The information posted on or accessible through our website is not incorporated into this Annual Report or in any other report or document we file with the SEC.

Item 1A.     RISK FACTORS

Our business is subject to certain risks and uncertainties, including those described below, each of which could materially and adversely affect our business, financial condition, results of operations, cash flows, prospects and the market price of our common stock.

Risks Associated with the COVID-19 Pandemic

The COVID-19 pandemic has had an adverse effect on our business, financial condition and results of operations, and its impact on our business, financial condition, and results of operations remains uncertain.

The COVID-19 pandemic and the actions taken by governmental authorities, businesses, and individuals in response have resulted in weakened economic conditions, supply constraints and shortages, manufacturing disruptions and logistic challenges, and volatility in the financial markets, both in the United States and other countries. The ultimate impact of the COVID-19 pandemic on our business, financial condition, and results of operations is dependent on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration and scope of the COVID-19 pandemic, the severity of COVID-19 variants and the actions, especially those taken by governmental authorities, to contain the pandemic or mitigate its impact, and the impact on the businesses of our customers, partners, and suppliers. Among the factors that could adversely affect our business, financial condition, and results of operations, are:

•mandated business closures, or voluntary store closures or reduced services due to lower customer/guest demand or labor shortages;
•decreased product adoptions and bookings by customers or potential customers because of reduced profits or investment capital;
•delayed or canceled store implementations due to limited or no store access;
•customer payment delays or defaults and bankruptcies;
•supply shortages and/or disruptions in product manufacturing and distribution channels, which could severely restrict our access to source materials or component parts when required, expanding the impact of the supply shortage and possibly resulting in longer lead times for delivery, which could negatively impact our ability to satisfactorily and timely complete our customer obligations;
•price increases for materials and component parts and shipping and transportation costs, which has caused, and may continue to result in increased prices of our products and services, which could make us less competitive, result in reduced sales, loss of potential new customers, and cause damage to our reputation and relationships with our current customers; and
•operational challenges due to actions taken by us to support and protect our employees’ health and safety, including limiting employee travel, limiting access to facilities and offices, implementing remote work and flexible work policies, and implementing policies responsive to government vaccine, masking and/or testing mandates. Remote employee work arrangements pose challenges for our employees and our IT systems, and stresses our business continuity plans, introduce operational risk, including cybersecurity and IT systems management risks, and impair our ability to manage our business and execute our strategies. Additionally, our business is dependent on attracting and retaining highly skilled employees, and our ability to attract and retain such employees may be adversely impacted by limited access to our facilities/offices, our travel restrictions, or our policies responsive to government mandates, which could result in increased competition for skilled talent, and could adversely impact our ability to deliver our products and services to our customers.

Further, the worldwide uncertainty, volatility, and economic disruption created by the COVID-19 pandemic, could exacerbate other risk factors that we identify in this Annual Report, any of which could materially adversely impact our business, financial condition, and results of operations.

Risks Associated with the Operation of our Business

We have incurred losses in each of the last several years, and we expect to continue to incur losses for the foreseeable future.

We have incurred operating losses in each of the last several years, including for the year ended December 31, 2021, and we expect to continue to incur losses for the foreseeable future as we continue to invest in our Restaurant/Retail segment by, among other things, making substantial investments to grow the Company through the acquisition of other businesses and enhancing our products and services through research and development. We cannot assure you that we will be successful in achieving or sustaining profitability in the future. If we are unable to generate sufficient revenue to become profitable, investors could lose their investment.

Our results of operations may fluctuate significantly due to the timing of our recognition of SaaS revenues.

We may experience volatility in our reported revenues and operating results due to the differences in timing of revenue recognition between our SaaS offerings and our traditional on-premise software and hardware sales. SaaS revenues are generally recognized ratably over the life of the subscriptions. In contrast, revenue from our on-premise software and hardware sales is generally recognized in full at the time of delivery. Accordingly, the SaaS delivery model creates risks related to the timing of revenue recognition not associated with our traditional on-premise software delivery model and hardware sales. A portion of our SaaS revenue results from the recognition of deferred revenue relating to subscription agreements entered into during prior reporting periods. A decline in new or renewed subscriptions in any period may not be immediately reflected in our reported financial results for that period, but may result in a decline in our revenue in future reporting periods. If any of our assumptions about revenue from our SaaS delivery model prove incorrect, our actual results may vary materially from those anticipated, estimated, or projected.

Our products might experience coding or configuration errors, which could damage our reputation and deter current and potential customers from purchasing our products.

Although we test our products and product updates prior to their release and throughout their intended life, our cloud-based and on-premise software and hardware products sometimes contain coding or configuration errors that can negatively impact their functionality, performance, operation, and integration capabilities. Coding and configuration errors can expose us to product liability, performance issues, warranty claims, and harm to our reputation, which could adversely affect our financial condition and results of operations.

If our technical and maintenance support services are not satisfactory to our customers, they may not renew their services agreements or buy future products, which could materially and adversely affect our financial condition and results of operations.

If we fail to provide technical and maintenance support services that are responsive, satisfy our customers’ expectations, and timely resolve issues that they encounter with our products or if there is a perception that we do not maintain high quality technical and maintenance support, then our customers may not purchase additional products or services from us in the future, negatively affecting our revenues, which would have a material and adverse effect on our business, financial condition, and results of operations.

Three customers account for a significant portion of our revenues in the Restaurant/Retail segment. The loss of one of these customers, or a significant reduction, delay, or cancellation of purchases by one of these customers, would materially and adversely affect our business, financial condition, and results of operations.

Revenues from our Restaurant/Retail segment constituted 74.4% of our total consolidated revenues for the year ended December 31, 2021. Aggregate sales to our three largest customers (which include sales to those three customers’ respective franchisees) constituted consolidated revenues for the year ended December 31, 2021 of 30.0%. Significant reductions, delays, or cancellation of orders by one of these customers, or the loss of one of these customers, would reduce our revenue and operating income and would materially and adversely affect our business, results of operations, and financial condition.

There are risks related to our enterprise resource planning system.

We continue to integrate components onto our enterprise resource planning, or ERP, system which is intended to provide accurate, timely and reliable reports on our financial condition and results operations. Delays in fully integrating our ERP system can result in operational inefficiencies, including management and staff time to manage, coordinate, and execute unintegrated components, increased costs and can impair our ability to provide accurate, timely and reliable reports on our financial condition and operating results, which in turn would negatively impact our competitive position and customer relationships and harm our business.

Issues with product and component availability or supplier performance may affect our ability to manufacture and deliver our products, which could have a negative impact on our business, financial condition and results of operations.

We depend on our suppliers to deliver hardware and related materials, product assemblies, and components in a timely and satisfactory manner and in full compliance with contract terms and applicable laws and regulations. In some instances, we are dependent on sole-source suppliers for certain of our assembly components and hardware products, which may subject us to other significant risks, including higher prices, reduced control over inventory delivery schedules, or inadequate inventory. While we have entered into long-term or volume purchase agreements with some suppliers, have increased safety stock inventory and the use of alternative sources when possible, and have taken other actions to ensure the availability of needed materials, components, and products, we cannot be sure that hardware and related materials, product assemblies or components will be available or in the needed quantities and quality or at favorable or competitive prices. If we experience a material supplier problem it could lead to a shortage of supplies and extended lead times for delivery, which could negatively impact our ability to satisfactorily and timely complete our customer obligations. This could result in reduced sales, breach or termination of contracts, and damage to our reputation and relationships with our customers, which could have a negative impact on our business, financial condition and results of operations

COVID-19 pandemic-related issues have created trade and shipping disruptions and port congestion, resulting in increased transportation costs for our hardware and related materials, product assemblies, and components. We continue to experience price increases for materials and component parts; while we have been able to obtain cost reductions and avoid unfavorable changes to terms with some of our suppliers, this is not the case with all of our suppliers, and we may not be successful in maintaining favorable terms or securing favorable terms from other suppliers in the future. To offset increased costs, we have and may in the future increase the prices of our products. These price increases could make us less competitive, result in reduced sales, loss of potential new customers, and cause damage to our reputation and relationships with our current customers, which could have a negative impact on our business, financial condition and results of operations.

Our information technology systems or those of our service providers could be subject to cyber-attacks or other security incidents, which could result in operational disruptions, costly governmental investigations or litigation and other adverse consequences that could have a material and adverse effect on our business, financial condition and results of operations.
We have established practices, policies and procedures intended to protect our systems and information against cyber-attacks. We invest in the development and enhancement of our controls designed to prevent, detect, respond, and mitigate the risk of unauthorized access, misuse, computer viruses, and other events that could have a security impact. We also conduct security awareness trainings on at least an annual basis for our employees to educate them on how to identify and alert management to phishing emails, spoofed, or manipulated electronic communications, and other critical security threats. We also provide regular security bulletins to our employees, and we have policies and procedures in place designed to prevent cybersecurity attacks or identify threatened attacks. However, there can be no assurance that such measures will ultimately prevent or mitigate the impact of a cyber-attack on our systems or information. Our systems have and could in the future become subject to cyber-attacks, including computer viruses, dedicated denial of services attacks, malware, social engineering, and other means used to obtain unauthorized access to or disrupt the operation of our systems. We also rely on service providers, and we cannot guarantee that our service providers’ systems have not been breached or that they do not contain exploitable defects, bugs, or vulnerabilities that could result in a security incident, or other disruption to, our or our service providers’ systems. Our ability to monitor the security measures that our service providers have implemented is limited, and, in any event, malicious third parties may be able to circumvent those security measures.
Even though prior incidents did not have a material adverse effect on our systems and operations, there can be no assurance that the same will be the case in the future. In particular, the shift to widespread remote working conditions increases the opportunities available to cybersecurity criminals, and, as such, the risk of a cyber-attack potentially occurring is increased. A failure or interruption of our systems or those of our service providers could result in operational disruptions, costly governmental investigations or litigation, unauthorized access, or misappropriation of information, interruption of systems availability or denial of access to and misuse of applications or information required by our customers to conduct their businesses. The occurrence of any such incidents may harm our relationship with our customers and reputation, which could have a material adverse effect on our business, financial condition, and results of operations.

We rely on public cloud providers and a network infrastructure managed by third parties to deliver our cloud software solutions, and any interruptions or delays in their services could harm our business.

We rely on public cloud providers and a network infrastructure managed by third parties to deliver our cloud software solutions. Our ability to deliver our cloud software solutions in a timely and reliable manner to our customers depends on the protection of the information we store with these public cloud providers, as well as the maintenance of the network infrastructure. Any interruptions or delays in the services provided by these public cloud providers or third-party network infrastructure, whether caused by natural disasters or malicious actors, may result in substantial service disruptions, which could damage our reputation with potential and existing customers, cause us to lose existing customers, expose us to liability, or otherwise harm our business. We may also incur significant costs for using alternative equipment to deliver our cloud software solutions or taking other actions to mitigate any prolonged service disruptions. Any such alternatives could be more difficult or costly to replace than what we currently license, and integration of the alternatives into our network could require significant work and resources and delays.

A portion of our total assets consists of goodwill and identifiable intangible assets, which are subject to a periodic impairment analysis. A significant impairment determination in any future period could have an adverse effect on our results of operations, even without a significant loss of revenue or increase in cash expenses attributable to such period.

Our goodwill was approximately $457.3 million at December 31, 2021 and our intangibles were $118.8 million at December 31, 2021. Identifiable intangible assets are primarily a result of business acquisitions and internally developed capitalized software. We test our goodwill and identifiable intangible assets for impairment annually, or more frequently if an event occurs or circumstances change that would indicate possible impairment. We describe the impairment testing process and results of this testing more thoroughly in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates.” Our estimates are subject to uncertainties. If we determine an impairment has occurred at any point in time, we will be required to reduce goodwill or identifiable intangible assets on our balance sheet, which could adversely impact our results of operations. Additional information about our impairment testing is contained in Note 1 – Summary of Significant Accounting Policies of the notes to consolidated financial statements (Part II, Item 8 of this Annual Report).

If we are unable to recruit and retain qualified employees, our business may be harmed.

Competition for highly skilled employees in our industry is intense. In 2021, the labor market in the U.S. experienced a significant increase in workers leaving their positions, otherwise known as the “Great Resignation” or the “Big Quit,” which has made the market to replace these individuals increasingly competitive and has resulted in significant wage inflation in response to labor shortages. If we are unable to attract and retain a sufficient number of qualified employees, particularly senior management and technical personnel, we may not be able to keep up with the needs of our customers and our Restaurant/Retail segment and our reputation may be harmed. Moreover, many positions in our Government business require security clearances, which can be difficult and time-consuming to obtain, resulting in increased competition for such uniquely qualified individuals.

We may be subject to claims by third-parties of intellectual property and/or proprietary rights infringement.

Third parties may assert claims that our software, systems or technology infringe, misappropriate, or otherwise violate their intellectual property or other proprietary rights. Third parties may also assert that our sale of certain products require the payment of license fees to them. Such claims may be made by our competitors seeking to obtain a competitive advantage or by other parties, including existing licensors. The risk of claims may increase as the number of software products that we offer, and competitors in our market increase and product technology and discovery overlaps occur. For example, in September 2020, we were notified by one of our business partners of a claim for non-payment of royalties due under an existing license agreement. We do not believe that this claim has any merit, but we allocated resources to resolve this claim. Any such claims, regardless of merit, resulting in litigation could result in substantial expenses, divert the attention of management, cause significant delays in introducing new or enhanced services or technology and materially disrupt the conduct of our business. We cannot assure you that litigation related to our intellectual property rights or the intellectual property rights of others can always be avoided or successfully concluded, and as a result any such litigation could have a material adverse effect on our business, financial condition, and results of operations.

Risks Associated with the Growth of our Business

Acquisitions are an element of our growth strategy, which subject us to risks commonly associated with acquisitions of other business.

A component of our growth strategy is to continue to expand through acquisitions that we believe add complementary companies, products, and technologies. Accordingly, we may be subject to risks that are commonly associated with the acquisition of other businesses, including:

•the failure to identify or successfully negotiate suitable future acquisitions;
•the failure to obtain financing on satisfactory terms;
•difficulties in obtaining required regulatory or stakeholder approvals;
•the inability to effectively translate our strategies into revenue;
•unforeseen costs or cost estimates that exceed our expectations in connection with integration of the acquired business;
•the failure to retain and assimilate acquired business’ employees;
•difficulties coordinating and managing geographically separate organizations;
•the inability to retain existing customers and suppliers on terms similar to, or better than, those in place with the acquired business;
•the inadequacy of our integration plans;
•difficulties entering geographic markets or new market segments in which we have no or limited experience; and
•failure to maintain our financial and internal controls and systems as we expand our operations.

If we fail to realize anticipated benefits or synergies of the businesses we acquire, such as cost-savings and earnings accretion, or if we decrease our liquidity by using a significant portion of our available cash or borrowing capacity to finance acquisitions, incur additional indebtedness or issue additional equity securities to finance acquisitions or incur or assume unanticipated liabilities, losses or costs associated with the business acquired, our financial condition and results of operations could be materially and adversely affected.

We face extensive competition in our markets, and our failure to compete effectively could result in price reductions and/or decreased demand for our products and services.

The markets for our software and hardware products are characterized by rapid technological advances, intense competition among existing and emerging competitors, evolving industry practices, disruptive technology developments, and frequent new product introductions.

While we think our software and hardware products offer competitive, innovative features and functionality, any one of these factors could create downward pressure on pricing and gross margins and could adversely affect sales to our existing customers, as well as our ability to attract and sell to new customers. Our future success depends on our ability to anticipate and identify changes in customer needs and/or relevant technologies, quickly respond to customer requirements, and rapidly and effectively introduce new and innovative products, features, and functions. If we fail in these efforts, our business, results of operations, and financial conditions could suffer. Any delay in the development, marketing, or launch of new products or enhancements to our existing products, or failure to meet our customers’ requirements could result in reduced sales, performance penalties, or termination of contracts, and could damage our reputation and relationships with our customers and impede our ability to attract new customers, causing a decline in our revenue, earnings, or stock price and weakening our competitive position.

Our Government segment has been focused on niche offerings reflecting its expertise, primarily in the areas of ISR, systems engineering and evaluation, satellite and telecommunications services, and management technology/systems services. Many of our competitors in the Government segment are larger and have substantially greater financial resources and broader capabilities in management technology. Our Government segment also competes with smaller companies, many of which are designated by the government for preferential “set aside” treatment, that target particular segments of the government market and may have superior capabilities in a particular segment. These companies may be better positioned to obtain contracts through competitive proposals. Consequently, there are no assurances we will continue to win government contracts as a prime contractor or subcontractor, and our failure to do so would reduce our revenue and operating income and could adversely affect our business, operating results, and financial condition.

Risks Associated with our Convertible Senior Notes and Future Indebtedness

We may not have sufficient cash flow from our operating subsidiaries to pay our debt, which may seriously harm our business.

As of December 31, 2021, we had $398.8 million of aggregate principal amount outstanding under the 4.500% Convertible Senior Notes due 2024 (the “2024 Notes”), 2.875% Convertible Senior Notes due 2026 (the “2026 Notes”), and the 1.50% Convertible Senior Notes due 2027 (the “2027 Notes”, and together with the 2024 Notes and 2026 Notes, the “Senior Notes”). Our ability to make scheduled payments or to refinance the Senior Notes depends on our future performance, which is subject to economic, financial, competitive, geopolitical, and other factors that may be beyond our control. If our operating subsidiaries are unable to generate sufficient cash flow from operations to service our debt under the Senior Notes, we may be required to adopt one or more alternatives to secure cash flow, such as selling assets or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to raise funds through debt or equity issuances and otherwise access the credit and capital markets at the times and in the amounts needed and on acceptable terms will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default under the indentures governing the Senior Notes.

Our indebtedness under the Senior Notes, could, among other consequences:

•increase the impact of adverse changes in the U.S. and global markets - generally, and in our industries, on our business, financial condition and operating results;
•restrict or limit our agility to plan and react to changes in our business and our industries;
•place us at a disadvantage compared to our competitors who have less debt; and
•limit our ability to borrow additional amounts to fund acquisitions, for working capital, and for other general corporate purposes.

A conversion of the Senior Notes, or a fundamental change under the Senior Notes, if triggered, may materially and adversely affect our financial condition and results of operations.

If a fundamental change occurs, holders of the Senior Notes may require us to repurchase all or a portion of their Senior Notes in cash. Furthermore, upon conversion of any Senior Notes, unless we elect to deliver solely shares of our common stock to settle the conversion (excluding cash in lieu of delivering fractional shares of our common stock), we must make cash payments in respect of the Senior Notes. Even if holders do not elect to convert their Senior Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Senior Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital. Any of the cash payments described above could be significant, and if we fail to repurchase the Senior Notes when required or deliver the consideration due upon conversion, we will be in default under the indentures governing the Senior Notes. In such an event of default, holders of the Senior Notes with the defaulted indebtedness could elect to declare all principal, together with accrued and unpaid interest, due and payable, which would materially and adversely affect our financial condition and results of operations.

Risks Associated with the Regulation of our Business

A failure to comply with applicable privacy or data protection laws could harm our reputation and have a material adverse effect on our business, financial condition, and results of operations.

In connection with our services and products, we may collect, process, transmit, and/or store (on our systems and those of service providers) customer transactional data, as well as their and our customers’ and employees’ personally identifiable information and/or other data and information. Personally identifiable information is subject to legislation and regulations in numerous jurisdictions with regard to privacy and data security, including the California Consumer Privacy Act and the New York SHIELD Act, which provide for fines and potential liability to consumers. Likewise, the European Union’s General Data Protection Regulation, the GDPR, imposes obligations and restrictions on the ability to collect, analyze, and transfer personal data. Moreover, what constitutes personally identifiable information and what other data and/or information is subject to the privacy laws varies by jurisdiction and continues to evolve, and the laws that do reference data privacy continue to be interpreted by the courts and their applicability and reach are therefore uncertain. Ongoing compliance with these laws and regulations and additional efforts to ensure that our policies and procedures are updated to reflect changes in these laws and regulations are expensive and require significant resources. The lack of clarity and regulatory guidance on some issues further increases the cost of compliance. For example, Brexit, which took effect in January 2020, will lead to further legislative changes and reduced clarity as to whether data transfer to the United Kingdom will remain lawful in the long term, which may require us to expend additional resources to ensure that we are compliance with new rules or legislation. Our inability, or perceived inability, to adequately address privacy and data protection concerns, or comply with applicable laws, regulations, policies, or other legal obligations could damage our reputation, discourage current and/or potential customers from using our products and services, and result in fines, governmental investigations and/or enforcement actions, complaints by private individuals, and/or the payment of penalties to consumers, any one or all of which could have a material and adverse effect our business, financial condition, and results of operations.

We have identified material weaknesses in our internal control over financial reporting which could, if not remediated, impair our ability to report accurate and timely financial information and have a material and adverse effect on our financial condition and results of operations.

As discussed in Part II, Item 9A. Controls and Procedures of this Annual Report, we reported that our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was not effective as of December 31, 2021 due to material weaknesses related to the control activities component and monitoring activities component of the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

If we fail to correct our material weaknesses, or if we are unable to establish and maintain effective internal controls in the future, our ability to record, process, summarize and report financial information accurately could be adversely affected. This could cause our financial reporting to be unreliable and result in a restatement of our financial statements, which in turn could lead to a loss of investor confidence, a decline in the price of our common stock, and subject us to investigation or sanctions by the SEC. Any such consequence or other negative effect could have a material and adverse effect our financial condition and results of operations.

We are subject to risks associated with our international operations, including compliance with international laws, which may harm our business.

Although only 7.3%, 8.5%, and 6.4% of our total consolidated revenues were derived from sales outside of the U.S., in 2021, 2020, and 2019 respectively, we have operations across the globe, and our international operations subject us to a variety of risks and challenges, including:

•compliance with foreign laws and regulations, including anti-corruption laws such as the Foreign Corrupt Practices Act (“FCPA”) and the U.K. Bribery Act, import and export control laws, and other regulatory or contractual limitations on our ability to sell our software and hardware in certain foreign markets, and the risks and costs of non-compliance with such laws and regulations, including fines, penalties, criminal sanctions against us, our officers or employees, prohibitions on the conduct of our business, and damage to our reputation;
•trade protection measures, including tariffs and sanctions (such as the higher tariffs on certain products imported from China enacted by the previous U.S. administration or U.S. sanctions against Russia as a result of the Russia-Ukraine conflict);
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
•difficulties in managing staffing and exposure to different employment practices and labor laws;
•compliance with the laws of numerous foreign taxing jurisdictions and overlapping of different tax regimes;
•sales and customer service challenges associated with operating in different countries;
•difficulties in receiving payments from different geographies, including difficulties associated with currency fluctuations, payment cycles, transfer of funds, or collecting accounts receivable; and
•increased infrastructure and legal compliance costs.

These risks and challenges could result in an increase in our cost of doing business internationally, hardware or component shortages, shipping delays, longer payment cycles, increased taxes, and restrictions on the repatriation of funds to the U.S., any of which could negatively impact our business, financial condition, and results of operations. In addition, our business is exposed to health epidemics (like the COVID-19 pandemic), war, terrorism, civil insurrection or social unrest, and other significant business interruptions that could lead to disruption, instability and volatility in the global economy and negatively impact us, and our suppliers, partners and customers. Further, we have employees in India and third-party consultants in Germany, Philippines, Ukraine, and other locations outside of the U.S. that provide software development and support services. A sustained loss of the software development services provided by international employees and third-party consultants could negatively impact our software development efforts, adversely affect our competitive position, harm our reputation, and negatively impact our business, financial condition, and results of operations.

Risks Associated with our Government Segment

A portion of our Government segment revenue is derived from U.S. Government contracts, which contain provisions unique to public sector customers, including the U.S. Government’s right to modify or terminate these contracts at any time.

Total consolidated revenues of 26% in 2021 were derived from contracts to provide technical expertise to government organizations and prime contractors. In any given year, the majority of our government contracting activity is associated with the U.S. Department of Defense. Contracts with the U.S. Government typically provide that such contracts are terminable, in whole or in part, at the convenience of the U.S. Government. If the U.S. Government terminates a contract on this basis, we would be entitled to receive payment for our allowable costs and, in general, a proportionate share of our fee or profit for work actually performed. Most U.S. Government contracts are also subject to modification or termination in the event of changes in funding. As such, we may perform work prior to formal authorization, or the contract prices may be adjusted for changes in scope of work. Termination or modification of a substantial number of our U.S. Government contracts could have a material adverse effect on our business, financial condition, and results of operations.

We perform work for various U.S. Government agencies and departments primarily pursuant to fixed-price, cost-plus fixed fee and time-and-material prime contracts and subcontracts. The majority of revenues derived from government contracts for the year ended December 31, 2021 were based on fixed-price or time and material contracts, with most of the remaining balance derived from cost-plus fixed fee contracts and a small portion derived from commercialized product licensing.

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

The U.S. Government may revise its procurement practices or adopt new contracting rules and regulations, such as cost accounting standards. It could also adopt new contracting methods relating to GSA contracts, Governmentwide Acquisition Contracts, or other multi-award contracts, or adopt new standards for contract awards intended to achieve certain social or other policy objectives. In addition, the U.S. Government may face restrictions from new legislation or regulations, as well as pressure from U.S. Government employees and their unions, on the nature and amount of services the U.S. Government may obtain from private contractors. These changes could impair our ability to obtain new contracts or contracts under which we currently perform when those contracts are up for recompete. Any new contracting methods could be costly or administratively difficult for us to implement, and as a result, could harm our financial condition and results of operations. A realignment of funds with changed U.S. Government priorities, including “insourcing” of previously contracted support services, and the realignment of funds to other non-defense-related programs may reduce the amount of funds available to defense-related and other programs in our core service areas.

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

Risks Associated with Ownership of our Common Stock

We have never paid cash dividends on our common stock, and we do not anticipate paying any cash dividends.

We currently do not plan to declare dividends on shares of our common stock in the foreseeable future and plan to, instead, retain any earnings to finance our operations and growth. Because we have never paid cash dividends and do not anticipate paying any cash dividends on our common stock in the foreseeable future, the only opportunity to achieve a return on an investor’s investment in our company will be if the market price of our common stock appreciates and the investor sells its shares at a profit. There is no guarantee that the price of our common stock that will prevail in the market will ever exceed the price that an investor pays.

Future sales of our common stock or other securities could depress the price of our common stock and could result in dilution to our existing security holders.

We may issue and sell additional shares of common stock or other securities in the future to raise capital or issue securities for other purposes, including in connection with acquisitions of other businesses or other strategic transactions. Transactions involving newly issued common stock or other securities convertible into our common stock, if converted, could result in dilution, possibly substantial, to our existing security holders.

The price of our common stock may be negatively impacted by factors that are unrelated to our actual operating performance.

The stock market in general is subject to fluctuations that affect the share prices and trading volumes of many companies, and these broad market fluctuations could adversely affect the market price of our common stock. Factors that could affect our common stock price include:

•uncertainties, volatility, and economic disruption created by the COVID-19 pandemic on our business, our customers, the restaurant/retail industries generally, and the global economy;
•actual or anticipated fluctuations in our financial condition and results of operations;
•the performance and prospects of our major customers;
•our quarterly or annual financial results or those of other companies in the restaurant/retail industries;
•the lack of earnings guidance;
•investor perception of us and the industries in which we operate;
•uncertainty regarding domestic and international civil, political and economic conditions, including war and terrorism; and
•uncertainty regarding the prospects of domestic and foreign economies.

If securities analysts do not publish research or reports about our business, or if they issue unfavorable commentary or negative recommendations with respect to our common stock, the price of our common stock, and consequently the market price for the Notes, could decline.

The trading market for our common stock is influenced by the research and reports that equity research and other securities analysts publish about us, our business, and the industries in which we operate. We do not have control over these analysts. Analysts could issue negative recommendations with respect to our common stock or publish other unfavorable commentary or cease publishing reports about our common stock, our business, or the industries in which we operate. If one or more of these analysts cease coverage of us, we could lose visibility in the market. As a result of one or more of these factors, the market price of our common stock could decline rapidly and our common stock trading volume could be adversely affected.

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

Item 1B.     UNRESOLVED STAFF COMMENTS

None

Item 2.     PROPERTIES

Our corporate headquarters is located at PAR Technology Park, 8383 Seneca Turnpike, New Hartford, New York. We own our corporate headquarters – both the building and land, and we lease all our other properties for varying terms. We believe our existing properties, both owned and leased, are in good condition and are suitable for the conduct of our business for the foreseeable future.
The following table sets forth the location, the reporting segment (if applicable) that uses and the use of each of our principal properties, and each properties’ approximate square footage:

Location	Reporting Segment	Use	Approximate Square Footage
New Hartford, NY	Restaurant/Retail	Corporate headquarters, assembly, R&D, sales, service (including call-center), and computing facilities	180,900*
Rome, NY	Government	PAR Government offices, sales, administration, and R&D	31,900
*The square footage in the table above does not include Company owned space leased to third parties.

In addition to the properties identified above, we have leasehold interests in office spaces located in: Australia, Canada, Dubai, India, United Arab Emirates and other locations within the U.S.

Item 3.     LEGAL PROCEEDINGS

The information set forth in Note 13 – Commitments and Contingencies of the notes to consolidated financial statements (Part II, Item 8 of this Annual Report) is incorporated herein by reference. We do not believe that we have any pending litigation that would have a material adverse effect on our financial condition or results of operations.

Item 4.     MINE SAFETY DISCLOSURES

Not Applicable.

PART II

Item 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY RELATED, STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Trading Market

Our common stock is listed on the New York Stock Exchange under the symbol “PAR”. According to the records of our transfer agent, as of February 22, 2022, there were 370 holders of record of our common stock. A substantially greater number of holders of our common stock are held in “street name” or by beneficial holders whose shares of common stock of record are held by brokers, banks, and other financial institutions.

Dividend Policy

We have never declared or paid cash dividends on our common stock. We currently intend to retain any future earnings for use in the operation of our business and do not intend to declare or pay any cash dividends in the foreseeable future. Any determination to pay dividends on our common stock will be at the discretion of our board of directors, subject to the terms of any future financings and applicable laws, and will depend on our financial condition, results of operations, capital requirements, general business conditions and other factors that our board of directors considers relevant.

Issuer Purchases of Equity Securities

Recipients of equity awards may elect to have shares withheld to satisfy minimum statutory federal, state, and local tax withholding obligations arising from the vesting of their awards. When we withhold these shares, we are required to remit to the appropriate taxing authorities the market price of the awards withheld, which could be deemed a purchase of shares by us on the date of withholding. For the year ended December 31, 2021, 110,750 shares were withheld.

The table below presents information regarding the Company’s purchases of its equity securities for the time periods presented.

Period	Total Number of Shares Withheld	Average Price Paid Per Share
October 1, 2021 - October 31, 2021	—	$—
November 1, 2021 - November 30, 2021	5,497	$52.37
December 1, 2021 - December 31, 2021	12,178	$52.77
Total	17,675

Performance Graph

Notwithstanding any statement to the contrary in any of our previous or future filings with the SEC, the following information relating to the price performance of our common stock shall not be deemed “filed” with the SEC or “soliciting material” under the Exchange Act and shall not be incorporated by reference into any such filings.

The graph below reflects the cumulative stockholder return on our common stock compared to the cumulative return of the Russell 2000 index and the Russell 2000 Technology index, a published peer industry group of 175 companies on an annual basis.

The graph reflects the investment of $100 on December 31, 2016 in our common stock, the Russell 2000 and the Russell 2000 Technology indices. The total cumulative dollar returns shown below represent the value that such investments would have had on December 31, 2021. Historical stock price performance should not be relied upon as an indication of future stock price performance.

Item 6.     RESERVED

Item 7.     MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and the notes thereto included under Part II, Item 8 of this Annual Report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed under “Risk Factors” in Part I, Item 1A above.

Overview

We, through our wholly owned subsidiaries - ParTech, Inc. and PAR Government Systems Corporation - operate in two distinct reporting segments, Restaurant/Retail and Government.

Our Restaurant/Retail segment is a leading provider of software, hardware, and services to the restaurant and retail industries, with more than 500 customers currently using our software products and more than 50,000 active restaurant locations. We provide enterprise restaurants, franchisees, and other restaurant outlets in the three major restaurant categories, quick service, fast casual, and table service, with operational efficiencies, offering them a fully integrated cloud solution by combining our Brink POS cloud software for front-of-house, our Data Central back-office cloud solution, our PAR Pay and PAR Payment Services for payment solutions, and our Punchh customer loyalty and engagement solution onto a unified commerce cloud platform. Our unified commerce cloud platform delivers an integrated suite of modern solutions that are extensible and built on open APIs that retain flexibility and the market optionality of an open platform.

Our Government segment provides technical expertise and development of advanced systems and software solutions for the DoD and other federal agencies, as well as satellite command and control, communication, and IT mission systems at several DoD facilities worldwide. The Government segment is focused on three principal offerings, ISR solutions and mission systems operations and maintenance, with additional revenue from a small number of licensed software products for use in analytic and operational environments that leverage geospatial intelligence data. We believe our highly relevant technical competencies, intellectual property, and investments in new technologies provide opportunities to offer systems integration, products, and highly-specialized service solutions to the DoD, intelligence community, and other federal agencies. The general uncertainty in U.S. defense total workforce policies (military, civilian, and contract), procurement cycles, and spending levels for the next several years are factors we monitor as we develop and implement our business strategy for our Government segment.

COVID-19 Update

The COVID-19 pandemic continues to have widespread, rapidly evolving and unpredictable impacts on global economies, inflation, supply chains, work force participation and wages, and has created significant volatility and disruption in financial markets. Our focus remains on promoting employee health and safety, serving our customers and ensuring business continuity. We have taken actions by continuing our work from home policy, permitting only critical business travel, maintaining safety stock inventory and, when possible sourcing materials and components from multiple suppliers, and regularly monitor pricing of our services and products. We continue to actively monitor the situation and will continue to adapt our business operations as necessary.

Further discussion of the potential impacts of the COVID-19 pandemic on our business can be found in the section titled "Risk Factors" included in Part I, Item 1A of this Annual Report.

Business Highlights and Recent Developments

•Punchh Acquisition: On April 8, 2021, we acquired Punchh, Inc. (the “Punchh Acquisition”) for approximately $507.7 million (“Purchase Consideration”). We financed a portion of the Purchase Consideration through a combination of equity and debt, which included proceeds from the sale of $160.0 million of our common stock and a $180.0 million term loan (the “Owl Rock Term Loan”) under a credit agreement with the lenders party thereto and Owl Rock First Lien Master Fund, L.P., as administrative agent and collateral agent (the “Owl Rock Credit Agreement”). With the extension of Punchh®, a SaaS customer loyalty and engagement solution, we launched our unified commerce cloud platform.

•2021 Public Offering of Common Stock: On September 17, 2021, we sold 982,143 shares of common stock to the public at a price of $56.00 per share and recorded net proceeds of $52.5 million.

•1.50% Convertible Senior Notes Due 2027: On September 17, 2021, we sold $265.0 million of the 2027 Notes, and recorded net proceeds of approximately $256.8 million.

•Use of Proceeds from the 2027 Notes and Sale of Common Stock: We used the net proceeds from our September 2021 sale of 2027 Notes and common stock to repay in full and terminate the Owl Rock Term Loan. We intend to use the balance of the net proceeds for general corporate purposes, including continued investment in the growth of our businesses, through the acquisition or investment in complementary businesses or assets, and for other working capital purposes.

•The IDIQ Contract, the largest single contract award in PAR Government's History: In September 2021, the U.S. Air Force Research Laboratory Information Directorate awarded our Government segment a $490.4 million ceiling, single award, IDIQ contract with cost-plus-fixed-fee completion and firm-fixed-price type orders for Counter-small Unmanned Aircraft System software, hardware, and technical documentation. The value of this contract is dependent on those amounts committed under the contract by government agencies, and as of December 31, 2021, $42.8 million was committed of which $5.8 million was funded, net of amounts relating to work performed to that date.

RESULTS OF OPERATIONS

Results of operations for the years ended December 31, 2021, 2020, and 2019 were as follows:

Consolidated Results

	Year Ended December 31,			Percentage of total revenue			Increase (decrease)
in thousands	2021	2020	2019	2021	2020	2019	2021 vs 2020	2020 vs 2019
Net revenues:
Product	$105,014	$73,228	$66,329	37.2%	34.3%	35.5%	43.4%	10.4%
Service	105,337	69,284	56,978	37.2%	32.4%	30.4%	52.0%	21.6%
Contract	72,525	71,274	63,925	25.6%	33.3%	34.1%	1.8%	11.5%
Total revenues, net	$282,876	$213,786	$187,232	100.0%	100.0%	100.0%	32.3%	14.2%

Gross margin
Product	24,173	14,341	15,140	8.5%	6.7%	8.1%	68.6%	(5.3)%
Service	32,111	19,351	16,589	11.4%	9.1%	8.9%	65.9%	16.6%
Contract	5,837	5,633	5,682	2.1%	2.6%	3.0%	3.6%	(0.9)%
Total gross margin	62,121	39,325	37,411	22.0%	18.4%	20.0%	58.0%	5.1%

Operating expenses:
Selling, general and administrative	83,998	46,196	38,068	29.7%	21.6%	20.3%	81.8%	21.4%
Research and development	34,579	19,252	13,372	12.2%	9.0%	7.1%	79.6%	44.0%
Amortization of identifiable intangible assets	1,825	1,163	156	0.6%	0.5%	0.1%	56.9%	>200%
Adjustment to contingent consideration liability	—	(3,340)	—	—%	(1.6)%	—%	(100.0)%	N/A
Gain on insurance proceeds	(4,400)	—	—	(1.5)%	—%	—%	N/A	N/A
Total operating expenses	116,002	63,271	51,596	41.0%	29.6%	27.6%	83.3%	22.6%

Operating loss	(53,881)	(23,946)	(14,185)	(19.0)%	(11.2)%	(7.6)%	125.0%	68.8%
Other (expense) income, net	(1,279)	808	(449)	(0.5)%	0.4%	(0.2)%	<(200)%	<(200)%
Loss on extinguishment of debt	(11,916)	(8,123)	—	(4.2)%	(3.8)%	—%	46.7%	N/A
Interest expense, net	(18,147)	(8,287)	(4,571)	(6.4)%	(3.9)%	(2.4)%	119.0%	81.3%
Loss before benefit from income taxes	(85,223)	(39,548)	(19,205)	(30.1)%	(18.5)%	(10.3)%	115.5%	105.9%
Benefit from income taxes	9,424	2,986	3,634	3.3%	1.4%	1.9%	>200%	(17.8)%
Net loss	$(75,799)	$(36,562)	$(15,571)	(26.8)%	(17.1)%	(8.3)%	107.3%	134.8%

Revenues, Net

	Year Ended December 31,			Percentage of total revenue			Increase (decrease)
in thousands	2021	2020	2019	2021	2020	2019	2021 vs 2020	2020 vs 2019
Revenues, net:
Product	$105,014	$73,228	$66,329	37.2%	34.3%	35.5%	43.4%	10.4%
Service	105,337	69,284	56,978	37.2%	32.4%	30.4%	52.0%	21.6%
Contract	72,525	71,274	63,925	25.6%	33.3%	34.1%	1.8%	11.5%
Total revenues, net	$282,876	$213,786	$187,232	100.0%	100.0%	100.0%	32.3%	14.2%

For the Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020

Total product, service and contract revenues were $282.9 million for the year ended December 31, 2021, an increase of 69.1 million or 32.3% compared to $213.8 million for the year ended December 31, 2020.

Product revenues were $105.0 million for the year ended December 31, 2021, an increase of $31.8 million or 43.4% compared to $73.2 million for the year ended December 31, 2020. The increase was driven by continued growth in hardware refresh purchases by some of our legacy Tier 1 customers (in part from 2020 delayed hardware refresh due to COVID-19) and hardware revenue associated with our rollout of Brink POS to new customers. These hardware refreshes included $15.2 million of growth in terminals, $12.1 million of growth in kitchen display systems and $4.5 million in growth for other hardware (mobile, kiosk, drive-thru) and Pixel Software licenses.

Service revenues were $105.3 million for the year ended December 31, 2021, an increase of $36.0 million or 52.0% compared to $69.3 million for the year ended December 31, 2020. The increase was primarily driven by revenues from Punchh operations of $27.2 million an increase of $7.2 million for other software and services revenue and $1.7 million for hardware repair services.

Contract revenues were $72.5 million for the year ended December 31, 2021, an increase of $1.2 million or 1.8% compared to $71.3 million for the year ended December 31, 2020. The increase was driven by the Government segment's ISR solutions product line revenues.

For the Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019

Total revenues were $213.8 million for the year ended December 31, 2020, an increase of $26.6 million or 14.2% compared $187.2 million for the year ended December 31, 2019.

Product revenues were $73.2 million for the year ended December 31, 2020, an increase of $6.9 million or 10.4% compared to $66.3 million for the year ended December 31, 2019. This increase was driven by the acquisition of the assets of 3M Company's Drive-Thru Communications Systems business (the “Drive-Thru Acquisition”) with revenues of $14.6 million. Brink POS related hardware revenue saw an increase of $4.8 million. Partially offsetting these revenue gains were declines in other hardware revenue of $10.5 million, driven by the COVID-19 pandemic. Other decreases included PixelPoint license sales reduction of $1.3 million and SureCheck, our food safety and workforce product solution we sold in 2019 (“SureCheck”), product revenue decrease of $0.7 million as the divestiture of that product line closed during the fourth quarter of 2019.

Service revenues were $69.3 million for the year ended December 31, 2020, an increase of $12.3 million or 21.6% compared to $57.0 million for the year ended December 31, 2019. The increase was primarily due to an increase in revenue of $8.1 million related to the acquisition of AccSys, LLC (“Restaurant Magic”) in December 2019 (the “Restaurant Magic Acquisition”), and $8.7 million of service revenues of which $4.1 million was attributable to Brink POS. Partially offsetting these gains were declines of $2.7 million in SureCheck, product revenue as that product line was divested in fourth quarter 2019 and $1.8 million decline of Drive-Thru product and service revenue.

Contract revenues were $71.3 million for the year ended December 31, 2020, an increase of $7.4 million or 11.5% compared to $63.9 million for the year ended December 31, 2019. The increase was driven by a $7.9 million or a 26.8% increase in the Government segment's ISR solutions product line revenues.

Gross Margin

	Year Ended December 31,			Gross Margin Percentage			Increase (decrease)
in thousands	2021	2020	2019	2021	2020	2019	2021 vs 2020	2020 vs 2019
Gross margin
Product	$24,173	$14,341	$15,140	23.0%	19.6%	22.8%	68.6%	(5.3)%
Service	32,111	19,351	16,589	30.5%	27.9%	29.1%	65.9%	16.6%
Contract	5,837	5,633	5,682	8.0%	7.9%	8.9%	3.6%	(0.9)%
Total gross margin	$62,121	$39,325	$37,411	22.0%	18.4%	20.0%	58.0%	5.1%

For the Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020

Total gross margin as a percentage of revenue for the year ended December 31, 2021 was 22.0% as compared to 18.4% for the year ended December 31, 2020.

Product margin for the year ended December 31, 2021 increased to 23.0% as compared to 19.6% for the year ended December 31, 2020. The increase in margin was primarily due to favorable product mix and favorable absorption of overhead costs due to a general increase in product sales. The favorable impact from absorption was partially offset by higher material costs from the inflationary impact of COVID-19 to the overall economy. We implemented hardware price increases at the end of the second quarter of 2021 to mitigate the impact of increased material costs.

Service margin for the year ended December 31, 2021 increased to 30.5% as compared to 27.9% for the year ended December 31, 2020. The increase was driven by a higher mix of SaaS software from the Punchh Acquisition and cost improvement initiatives with hosting costs and customer support service. Service margin during the year ended 2021 included $11.8 million of amortization of acquired developed technology compared to $3.3 million of amortization of acquired developed technology during the year ended December 31, 2020. Excluding the amortization of acquired developed technology, service margin was 41.7% compared to 32.7% year-over-year for the years ended December 31, 2021 and 2020, respectively.

Contract margin for the year ended December 31, 2021 was relatively unchanged at 8.0%, compared to 7.9% for the year ended December 31, 2020.

For the Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019

Total gross margin as a percentage of revenue for the year ended December 31, 2020 was 18.4% compared to 20.0% for the year ended December 31, 2019.

Product margin for the year ended December 31, 2020 decreased to 19.6% from 22.8% for the year ended December 31, 2019. The product margin decrease was caused by increased freight costs as we accelerated the purchase of inventory early in the COVID-19 pandemic and a $0.9 million disposal of inventory related to the Drive-Thru Acquisition.

Service margin for the year ended December 31, 2020 decreased to 27.9%, from 29.1% for the year ended December 31, 2019. The decrease in service margin was primarily driven by our increased investments in customer service, $0.4 million disposal of service inventory related to the acquisition of assets in the Drive-Thru Acquisition, partially offset by a favorable shift in sales mix that resulted from the Restaurant Magic Acquisition, the Drive-Thru Acquisition and our divestiture of SureCheck. Service margin during the year ended December 31, 2020 included $3.3 million of amortization of acquired developed technology compared to $1.0 million of amortization of acquired developed technology during the year ended December 31, 2019. Excluding the amortization of acquired developed technology, Service margin was 32.7% compared to 30.9% for the year ended December 31, 2020 versus the year ended December 31, 2019.

Contract margin for the year ended December 31, 2020 decreased to 7.9%, from 8.9% for the year ended December 31, 2019, primarily due to increased product services startup costs.

Selling, General and Administrative Expenses (“SG&A”)

	Year Ended December 31,			Percentage of total revenue			Increase (decrease)
in thousands	2021	2020	2019	2021	2020	2019	2021 vs 2020	2020 vs 2019
Selling, general and administrative	$83,998	$46,196	$38,068	29.7%	21.6%	20.3%	81.8%	21.4%

For the Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020

SG&A expenses were $84.0 million for the year ended December 31, 2021, compared to $46.2 million, an increase of 37.8 million or 81.8% for the year ended December 31, 2020. The increase was primarily driven by $19.3 million of expenses excluding stock-based compensation incurred in the Punchh Acquisition. Other drivers were increases in stock-based compensation of $10.4 million of which $8.7 million was related to the Punchh Acquisition, $4.3 million in corporate expenses, $2.3 million in internal technology infrastructure costs, and $1.5 million for sales and marketing expenses.

For the Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019

SG&A expenses were $46.2 million for the year ended December 31, 2020, compared to $38.1 million and increase of $8.1 million or 21.4% for the year ended December 31, 2019. The increase was primarily driven by $3.9 million of expenses related to the Restaurant Magic Acquisition and Drive-Thru Acquisition, a $2.5 million increase in stock-based and incentive compensation and a $1.9 million increase in internal technology infrastructure costs.

Research and Development Expenses

	Year Ended December 31,			Percentage of total revenue			Increase (decrease)
in thousands	2021	2020	2019	2021	2020	2019	2021 vs 2020	2020 vs 2019
Research and development	$34,579	$19,252	$13,372	12.2%	9.0%	7.1%	79.6%	44.0%

For the Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020

R&D expenses were $34.6 million for the year ended December 31, 2021, compared to $19.3 million for the year ended December 31, 2020, an increase of $15.3 million or 79.6%. Primary drivers of the increase include $9.1 million for R&D expense related to Punchh, $4.7 million related to additional investments in our existing software product development, and $1.5 million for product management.

For the Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019

R&D expenses were $19.3 million for the year ended December 31, 2020, compared to $13.4 million for the year ended December 31, 2019 an increase of 5.9 million or 44.0%. The increase was driven by a $4.3 million increase in Brink POS related R&D, $1.9 million for Data Central software development investment, $1.1 million for hardware development and investment, partially offset by our divestiture of SureCheck in the fourth quarter of 2019.

Other Operating Expenses: Amortization of Intangible Assets / Contingent Consideration / Insurance Proceeds

	Year Ended December 31,			Percentage of total revenue			Increase (decrease)
in thousands	2021	2020	2019	2021	2020	2019	2021 vs 2020	2020 vs 2019
Amortization of identifiable intangible assets	$1,825	$1,163	$156	0.6%	0.5%	0.1%	56.9%	>200%
Adjustment to contingent consideration liability	—	(3,340)	—	—%	(1.6)%	—%	(100.0)%	N/A
Gain on insurance proceeds	$(4,400)	$—	$—	(1.6)%	—%	—%	N/A	N/A

For the Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020

During the year ended December 31, 2021, we recorded $1.8 million of amortization expense associated with other intangible assets, compared to $1.2 million of amortization expense recorded during the year ended December 31, 2020. The increase was driven by intangible assets from the Punchh Acquisition.

Also included in operating expense for the year ended December 31, 2021 was a $4.4 million gain on insurance proceeds received in connection with our settlement of a legacy claim. There was no comparable reduction to expense for the year ended December 31, 2020.

Also included in operating expense for the year ended December 31, 2020 was a $3.3 million reduction to the fair value of certain post-closing revenue focused milestones from the Restaurant Magic Acquisition. There was no comparable reduction to expense for the year ended December 31, 2021.

For the Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019

During the year ended December 31, 2020, we recorded $1.2 million of amortization expense associated with identifiable non-developed technology intangible assets acquired in the Drive-Thru Acquisition, Restaurant Magic Acquisition and our acquisition of Brink Software Inc. in 2014 (the “Brink Acquisition”) compared to $0.2 million of amortization expense recorded during the year ended December 31, 2019 in connection to the same acquisitions.

During the year ended December 31, 2020, we recorded a $3.3 million reversal of the contingent liability in connection with the Restaurant Magic Acquisition.

Other (Expense) Income, Net

	Year Ended December 31,			Percentage of total revenue			Increase (decrease)
in thousands	2021	2020	2019	2021	2020	2019	2021 vs 2020	2020 vs 2019
Other (expense) income, net	$(1,279)	$808	$(449)	(0.5)%	0.4%	(0.2)%	<(200)%	<(200)%

For the Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020

Other (expense) income, net, was ($1.3) million for the year ended December 31, 2021, as compared to $0.8 million for the year ended December 31, 2020. Other (expense) income, net primarily includes rental income, net of applicable expenses, foreign currency transactions gains and losses and other non-operating income (expense). The change year-over-year is primarily driven by sales and use tax expense and other miscellaneous expenses.

For the Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019

Other income (expense), net, was $0.8 million for the year ended December 31, 2020, as compared to ($0.4) million for the year ended December 31, 2019. Other income (expense), net primarily includes rental income, net of applicable expenses, foreign currency transactions gains and losses and other non-operating income/expenses. The change year-over-year is primarily driven by foreign exchange movements.

Interest Expense, Net

	Year Ended December 31,			Percentage of total revenue			Increase (decrease)
in thousands	2021	2020	2019	2021	2020	2019	2021 vs 2020	2020 vs 2019
Interest expense, net	$(18,147)	$(8,287)	$(4,571)	(6.4)%	(3.9)%	(2.4)%	119.0%	81.3%

For the Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020

Interest expense, net was $18.1 million for the year ended December 31, 2021, as compared to $8.3 million for the year ended December 31, 2020. This increase was primarily driven by the payment of additional interest with respect to the Owl Rock Term Loan and the 2027 Notes. Interest expense, net includes $8.7 million of non-cash accretion of debt discount and amortization of issuance costs for the year ended December 31, 2021 compared with $4.4 million for the year ended December 31, 2020.

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

Loss on Extinguishment of Debt

	Year Ended December 31,			Percentage of total revenue			Increase (decrease)
in thousands	2021	2020	2019	2021	2020	2019	2021 vs 2020	2020 vs 2019
Loss on extinguishment of debt	$(11,916)	$(8,123)	$—	(4.2)%	(3.8)%	—%	46.7%	N/A

For the Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020

Loss on extinguishment of debt was $11.9 million for the year ended December 31, 2021, related to the repayment of the Owl Rock Term Loan as compared to the loss on extinguishment of debt of $8.1 million related to the repurchase of the 2024 Notes for the year ended December 31, 2020.

For the Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019

Loss on the extinguishment of debt was $8.1 million for the year ended December 31, 2020 related to the partial refinance of our 2024 Notes.

Taxes

	Year Ended December 31,			Percentage of total revenue			Increase (decrease)
in thousands	2021	2020	2019	2021	2020	2019	2021 vs 2020	2020 vs 2019
Benefit from income taxes	$9,424	$2,986	$3,634	3.3%	1.4%	1.9%	>200%	(17.8)%

For the Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020

The net tax benefit of $9.4 million for the year ended December 31, 2021 was primarily due to a reduction of the Company’s deferred tax valuation allowance which resulted from the establishment of deferred tax liabilities related to the Punchh Acquisition. The net tax benefit of $3.0 million for the year ended December 31, 2020 was driven by the $3.3 million deferred tax benefit impact of the 2026 Notes issuance in February 2020.

Key Performance Indicators and Non-GAAP Financial Measures:

We monitor certain operating data and non-GAAP financial measures in the evaluation and management of our business; certain key operating data and non-GAAP financial measures are provided in this Annual Report as we believe they are useful in facilitating period-to-period comparisons of our business performance. Operating data and non-GAAP financial measures do not reflect and should be viewed independently of our financial performance determined in accordance with GAAP. Operating data and non-GAAP financial measures are not forecasts or indicators of future or expected results and should not have undue reliance placed upon them by investors.

Annual Recurring Revenue (“ARR”)

	Year Ended December 31,			Increase (decrease)
In thousands	2021	2020	2019	2021 vs 2020	2020 vs 2019
Brink POS*	$32,120	$24,705	$19,220	30.0%	28.5%
Data Central	9,390	8,755	—	7.3%	N/A
Punchh	46,686	—	—	N/A	N/A
Total	$88,196	$33,460	$19,220	163.6%	74.1%
* Brink POS includes Par Payment Services

ARR is the annualized revenue from software as a service (“SaaS”) and related revenue of our software products. We calculate ARR by annualizing the monthly recurring revenue for all active sites as of the last day of each month for the respective reporting period. ARR also includes recurring payment processing services revenue, net of expenses. We charge a per-transaction fee each time a customer payment is processed electronically.

Active Sites

	Year Ended December 31,			Increase (decrease)
In thousands	2021	2020	2019	2021 vs 2020	2020 vs 2019
Brink POS*	15,897	11,722	9,537	35.6%	22.9%
Data Central	6,320	5,892	—	7.3%	N/A
Punchh	56,096	—	—	N/A	N/A
* Brink POS includes Par Payment Services

Active sites represent locations active on our SaaS software as of the last day of the respective reporting period.

Segment Revenue by Product Line as Percentage of Total Revenue

	Year Ended December 31,			Percentage of total revenue
							Increase (decrease)
In thousands	2021	2020	2019	2021	2020	2019	2021 vs 2020	2020 vs 2019
Hardware	$102,066	$72,029	$63,811	36.1%	33.7%	34.1%	41.7%	12.9%
Software	57,854	26,384	16,820	20.5%	12.3%	9.0%	119.3%	56.9%
Services	50,431	44,099	42,676	17.8%	20.6%	22.8%	14.4%	3.3%
Total Restaurant/Retail	$210,351	$142,512	$123,307	74.4%	66.7%	65.9%	47.6%	15.6%

ISR	38,311	37,448	29,541	13.5%	17.5%	15.8%	2.3%	26.8%
Mission systems	33,188	32,947	33,513	11.7%	15.4%	17.9%	0.7%	(1.7)%
Product services	1,026	879	871	0.4%	0.4%	0.5%	16.7%	0.9%
Total Government	$72,525	$71,274	$63,925	25.6%	33.3%	34.1%	1.8%	11.5%

Total revenue	$282,876	$213,786	$187,232	100.0%	100.0%	100.0%	32.3%	14.2%
The above table includes 2021 Punchh revenues of $23.9 million for software and $3.3 million for services within the Restaurant/Retail segment.

Recurring and Non-Recurring Revenue as Percentage of Total Revenue

	Year Ended December 31,			Percentage of total revenue
							Increase (decrease)
In thousands	2021	2020	2019	2021	2020	2019	2021 vs 2020	2020 vs 2019
Recurring revenue	$88,937	$54,911	$42,809	31.4%	25.7%	22.9%	62.0%	28.3%
Non-recurring revenue	121,414	87,601	80,498	42.9%	41.0%	43.0%	38.6%	8.8%
Total Restaurant/Retail	$210,351	$142,512	$123,307	74.4%	66.7%	65.9%	47.6%	15.6%

Total Government	$72,525	$71,274	$63,925	25.6%	33.3%	34.1%	1.8%	11.5%

Total revenue	$282,876	$213,786	$187,232	100%	100%	100%	32.3%	14.2%
The above table includes 2021 Punchh revenues of $26.3 million for recurring revenue and $0.9 million of non-recurring revenue within the Restaurant/Retail segment.

Recurring revenue represents all revenue from contracts where there is a predictable revenue pattern occurring in regular intervals with a relatively high degree of probability. This includes SaaS, hardware and software maintenance, and payment processing revenue and excludes the results from Punchh for the years ended December 31, 2020 and 2019, respectively.

Adjusted EBITDA and Adjusted Net Loss/Adjusted Diluted Net Loss Per Share

We use the non-GAAP measures: EBITDA, adjusted EBITDA, adjusted net loss, and adjusted diluted net loss per share net of tax because we believe they provide useful information to investors as an indicator of the strength and performance of our ongoing business operations and relative comparisons to prior periods.

As used in this Annual Report, EBITDA represents net loss before income taxes, interest expense and depreciation and amortization; Adjusted EBITDA represents EBITDA as adjusted to exclude certain non-cash and non-recurring charges, including stock-based compensation, acquisition expenses, certain pending litigation expenses and other non-recurring charges that may not be indicative of our financial performance; and Adjusted net loss/adjusted diluted net loss per share, net of tax represents the exclusion of amortization of acquired intangible assets, certain non-cash and non-recurring charges, including stock-based compensation, acquisition expense, certain pending litigation expenses and other non-recurring charges that may not be indicative of our financial performance.

EBITDA, adjusted EBITDA, adjusted net loss net of tax, and adjusted diluted net loss per share net of tax are not measures of financial performance or liquidity under GAAP and, should not be considered as alternatives to net income (loss) or cash flow from operating activities as indicators of operating performance or liquidity. Also, these measures may not be comparable to similarly titled captions of other companies.

The tables below provide reconciliations between net loss and EBITDA, adjusted EBITDA and adjusted net loss net of tax.

	Year Ended December 31,
	2021	2020	2019
Reconciliation of EBITDA and adjusted EBITDA:
Net loss	$(75,799)	$(36,562)	$(15,571)
Benefit from income taxes	(9,424)	(2,986)	(3,634)
Interest expense	18,147	8,287	4,571
Depreciation and amortization	21,421	10,097	4,726
EBITDA	$(45,655)	$(21,164)	$(9,908)
Stock-based compensation expense (1)	14,615	4,251	2,706
Regulatory matter (2)	50	126	554
Contingent Consideration (3)	—	(3,340)	—
Litigation expense (4)	790	—	—
Acquisition costs (5)	3,612	—	600
Gain on insurance proceeds (6)	(4,400)	—	—
Severance (7)	—	359	497
Loss on extinguishment of debt (8)	11,916	8,123	—
SureCheck (9)	—	—	1,284
Other expense – net (10)	1,279	(808)	449
Adjusted EBITDA	$(17,793)	$(12,453)	$(3,818)

1
Adjustments reflect stock-based compensation expense within selling, general and administrative expenses and cost of contracts for the years ended December 31, 2021, 2020 and 2019 of $14.6 million, $4.3 million and $2.7 million respectively.

2
Adjustment reflects the expenses related to our efforts to resolve a regulatory matter and other non-recurring charges of $0.1 million for both the years ended December 31, 2021 and 2020, and $0.6 million for the year ended December 31, 2019.

3	Adjustment reflects the change to the fair market value of the contingent consideration liability related to the Restaurant Magic Acquisition.
4	Adjustment reflects expenses accrued for a legal matter of $0.8 million for the year ended December 31, 2021
5	Adjustment reflects the expenses incurred in the acquisition of Punchh of $3.6 million and Restaurant Magic of $0.6 million for the years ended December 31, 2021 and 2019, respectively.
6	Adjustment represents the gain on insurance stemming from a legacy claim of $4.4 million for the year ended December 31, 2021.
7
Adjustment reflects the severance included in gross margin, selling, general and administrative expense and research and development expense of $0.4 million and $0.5 million for the years ended December 31, 2020 and December 31, 2019, respectively.

8
Adjustment reflects loss on extinguishment of debt of $11.9 million related to the settlement of debt for the year ended December 31, 2021, and $8.1 million to the repurchase of approximately $66.3 million of the 2024 Notes for the year ended December 31, 2020.

9	Adjustment reflects the non-cash expenses related to the sale of SureCheck for the year ended December 31, 2019.
10	Adjustment reflects foreign currency transaction gains and losses, rental income and losses, and other non-recurring expenses recorded in other expense, net in the accompanying statements of operations.

	Year Ended December 31,
	2021		2020		2019
Reconciliation of adjusted net loss/diluted loss per share:
Net loss / diluted earnings per share	$(75,799)	$(3.02)	$(36,562)	$(1.92)	$(15,571)	$(0.96)
Benefit from income taxes (1)	(10,417)	(0.42)	(3,265)	(0.17)	(4,065)	(0.25)
Non-cash interest expense (2)	8,727	0.35	4,355	0.23	2,528	0.16
Acquired intangible assets amortization (3)	13,802	0.55	4,558	0.24	1,280	0.08
Stock-based compensation expense (4)	14,615	0.58	4,251	0.22	2,706	0.17
Regulatory matter (5)	50	—	126	0.01	554	0.03
Contingent Consideration (6)	—	—	(3,340)	(0.18)	—	—
Pending litigation expense (7)	790	0.03	—	—	—	—
Acquisition costs (8)	3,612	0.14	—	—	600	0.04
Gain on insurance proceeds (9)	(4,400)	(0.18)	—	—	—	—
Severance (10)	—	—	359	0.02	497	0.03
Loss on extinguishment of debt (11)	11,916	0.47	8,123	0.43	—	—
SureCheck (12)	—	—	—	—	1,284	0.08
Other expense – net (13)	1,279	0.05	(808)	(0.04)	449	0.03
Adjusted net loss/diluted loss per share	$(35,825)	$(1.43)	$(22,203)	$(1.17)	$(9,738)	$(0.60)

Weighted average common shares outstanding	25,088		19,014		16,223

1
Adjustment reflects a partial release of our deferred tax asset valuation allowance of $10.4 million related to the Punchh Acquisition; and a reduction to the benefit of income taxes of $3.3 million for the year ended December 31, 2020 related to the issuance of the 2.875% Convertible Senior Notes due 2026 and partial repurchase of the 4.500% Convertible Senior Notes due 2024. The income tax effect of the below adjustments were not tax-effected due to the valuation allowance on all of our net deferred tax assets.

2
Adjustment reflects non-cash accretion of interest expense and amortization of issuance costs related to the Senior Notes and the Owl Rock Term Loan of $8.7 million, $4.4 million, and $2.5 million for the years ended December 31, 2021, 2020, and 2019, respectively.

3	Adjustment reflects amortization expense of acquired developed technology within gross margin of $12.0 million, $3.5 million, and $1.1 million for the years ended December 31, 2021, 2020, and 2019, respectively; and amortization expense of acquired intangible assets of $1.8 million, $1.1 million, and $0.2 million for the years ended December 31, 2021, 2020, and 2019, respectively.
4
Adjustments reflect stock-based compensation expense within selling, general and administrative expenses and cost of contracts for the years ended December 31, 2021, 2020 and 2019 of $14.6 million, $4.3 million and $2.7 million respectively.

5
Adjustment reflects the expenses related to our efforts to resolve a regulatory matter and other non-recurring charges of $0.1 million for both the years ended December 31, 2021 and 2020, and $0.6 million for the year ended December 31, 2019.

6	Adjustment reflects the change to the fair market value of the contingent consideration liability related to the Restaurant Magic Acquisition.
7	Adjustment reflects expenses accrued for a legal matter of $0.8 million for the year ended December 31, 2021
8	Adjustment reflects the expenses incurred in the acquisition of Punchh of $3.6 million and Restaurant Magic of $0.6 million for the years ended December 31, 2021 and 2019, respectively.
9	Adjustment represents the gain on insurance stemming from a legacy claim of $4.4 million for the year ended December 31, 2021.
10
Adjustment reflects the severance included in gross margin, selling, general and administrative expense and research and development expense of $0.4 million and $0.5 million for the years ended December 31, 2020 and December 31, 2019, respectively.

11
Adjustment reflects loss on extinguishment of debt of $11.9 million related to the settlement of debt for the year ended December 31, 2021, and $8.1 million to the repurchase of approximately $66.3 million of the 2024 Notes for the year ended December 31, 2020.

12	Adjustment reflects the non-cash expenses related to the sale of the SureCheck for the year ended December 31, 2019.
13	Adjustment reflects foreign currency transaction gains and losses, rental income and losses, and other non-recurring expenses recorded in other expense, net in the accompanying statements of operations.

LIQUIDITY AND CAPITAL RESOURCES

In 2021, our primary source of liquidity was cash provided by financing activities. Cash used in operating activities was $53.2 million for the year ended December 31, 2021, compared to $20.2 million for the year ended December 31, 2020. The increase in cash used in operating activities was driven by an increase in pre-tax net loss, net of non-cash charges and additional net working capital requirements primarily because of an increase in inventory and an increase in both other assets and other current assets as a result of the Punchh Acquisition.

Cash used in investing activities was $383.0 million for the year ended December 31, 2021, and $374.7 million of cash consideration in connection with the Punchh Acquisition (net of cash acquired), $6.9 million in capitalization of developed technology costs associated with our Restaurant/Retail segment software platforms and $1.4 million in capital expenditures. Cash used in investing activities was $9.0 million for the year ended December 31, 2020 driven by $7.9 million in capitalization of developed technology costs associated with our Restaurant/Retail segment software platforms and $1.3 million in capital expenditures.

Cash provided by financing activities was $443.6 million for the year ended December 31, 2021. On April 8, 2021, we received net proceeds of $155.7 million from the private placement of common stock to PAR Act III, LLC and certain funds and accounts advised by T. Rowe Price Associates, Inc., in addition to net proceeds of $170.7 million from the Owl Rock Term Loan. On September 17, 2021, we received net proceeds of $256.8 million from the sale of 2027 Notes and $52.5 million from the sale of common stock. We used $183.6 million of the proceeds to repay the Owl Rock Term Loan in full. Cash provided by financing activities was $180.7 million for the year ended December 31, 2020, primarily consisting of $131.4 million of net proceeds from the sale of common stock on October 5, 2020 and net proceeds of $49.5 million from the sale of $120.0 million of 2026 Notes offset by the repurchase of a majority of the 2024 Notes.

We expect our current cash and cash equivalents will be sufficient to meet our operating needs for the next 12 months. Over the next 12 months our total purchase commitments are $50.8 million including $28.1 million for normal operations (purchase of inventory, software licensing, and use of external labor), $11.6 million for third-party cloud services, debt payments of $8.7 million and facility leases of $2.4 million.

We expect our non-current purchase commitments to include the normal operational expenses indicated above as well as the payments to service our Senior Notes. See “Note 8 – Debt” of the notes to consolidated financial statements (Part II, Item 8 of this Report) for details.

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

Revenue Recognition Policy

Our revenue is derived from SaaS, hardware and software sales, software activation, hardware support, installations, maintenance and professional services. Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers requires us to distinguish and measure performance obligations under customer contracts. Contract consideration is allocated to all performance obligations within the arrangement or contract. Performance obligations that are determined not to be distinct are combined with other performance obligations until the combined unit is determined to be distinct and that combined unit is then recognized as revenue over time or at a point in time depending on when control is transferred.

We evaluated the potential performance obligations within our Restaurant/Retail segment and evaluated whether each performance obligation met the ASC Topic 606 criteria to be considered distinct performance obligations. Revenue in the Restaurant/Retail segment is recognized at a point in time for licensed software, hardware and installations. Revenue on these items are recognized when the customer obtains control of the asset. This generally occurs upon delivery and acceptance by the customer or upon installation or delivery to a third-party carrier for onward delivery to customer. Additionally, revenue in the Restaurant/Retail segment relating to SaaS, Advanced Exchange programs, on-site support and other services is recognized over time as the customer simultaneously receives and consumes the benefits of our performance obligations. Our support services are stand-ready obligations that are provided over the life of the contract, generally 12 months. We offer installation services to our customers for hardware and software for which we primarily hire third-party contractors to install the equipment on our behalf. We pay the third-party contractors an installation service fee based on an hourly rate as agreed upon between us and contractor. When third-party installers are used, we determine whether the nature of our performance obligations is to provide the specified goods or services ourselves (principal) or to arrange for the third-party to provide the goods or services (agent). In our customer arrangements, we are primarily responsible for providing a good or service, we have inventory risk before the good or service is transferred to the customer, and we have discretion in establishing prices. As a result, we have concluded we are the principal in the arrangement and record installation revenue on a gross basis.

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

In the Government segment, when determining revenue recognition, we analyze whether our performance obligations under Government contracts are satisfied over a period of time or at a point in time. In general, our performance obligations are satisfied over a period of time; however, there may be circumstances where the latter or both scenarios could apply to a contract.

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

We account for acquired businesses using in accordance with ASC Topic 805, Business Combinations, which requires that acquired assets and assumed liabilities be recorded at their respective fair values on the date of acquisition. The fair value of the consideration paid is assigned to the underlying net assets of the acquired business based on their respective fair values. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded to goodwill. Intangible assets are amortized over the expected life of the asset. Fair value determinations and useful life estimates are based on, among other factors, estimates of expected future cash flows from revenues of the intangible assets acquired, estimates of appropriate discount rates used to present value expected future cash flows, estimated useful lives of the intangible assets acquired and other factors. Although we believe the assumptions and estimates it has made have been reasonable and appropriate, they are based, in part, on historical experience, information obtained from the management of the acquired companies and future expectations. For these and other reasons, actual results may vary significantly from estimated results.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired in a business combination. It is not deductible for income tax purposes. Goodwill is not amortized, but is tested for impairment at least annually or more frequently if events or changes in circumstances indicate that the asset may be impaired. Our impairment tests are based on reportable operating segments and the identified reporting units within those operating segments used in the test for goodwill impairment. If the carrying value of either reporting unit exceeds its fair value, an impairment charge is recognized for the excess of the carrying value of the reporting unit over its fair value.

Fair values of the reporting units are estimated using a weighted methodology considering the output from both the income and market approaches. The income approach incorporates the use of a DCF analysis. A number of significant assumptions and estimates are involved in the application of the DCF model to forecast operating cash flows, including revenue growth, operating income margin and discount rate. These assumptions vary between the reporting units. The market approach incorporates the use of the quoted price and public company methods utilizing public market data for our company and comparable companies for each of our two reporting segments.

We conducted our annual goodwill impairment test during the fourth quarter of 2021 and determined that the fair value for each of the reporting units significantly exceeded its respective carrying value. As such, goodwill was not impaired. No impairment charge was recorded in any of the periods presented in the accompanying consolidated financial statements.

Restaurants/Retail:

We performed a quantitative assessment to test our Restaurant/Retail reporting unit impairment as of October 1, 2021. The excess of the estimated fair value over the carrying value (expressed as a percentage of carrying value) was in excess of its carrying value of $622 million by approximately 175% as of September 30, 2021.

In deriving our fair value estimates, we use key assumptions built on the current product portfolio mix adjusted to reflect continued revenue increases from our software products.

We use total annual revenue growth rates for the reporting unit ranging between 3.0% and 56.3%. The high-end growth rate reflects our projected revenues from anticipated increases in installations of our software platforms at new and existing customer locations. These software platforms are expected to expand our capabilities into new markets. We believe these estimates are reasonable given the size of the overall market, combined with the projected market share we expect to achieve. Overall, the projected revenue growth rates ultimately trend to an estimated long term growth rate of 3.0%.

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

Finally, we use a discount rate of approximately 13.5% for the Restaurant/Retail reporting unit. This estimate was derived through a combination of current risk-free interest rate data, financial data from companies that PAR considers to be our competitors and was based on volatility between our historical financial projections and actual results achieved.

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

We reconciled the aggregate estimated fair value of the reporting units to our market capitalization noting no impairment as of December 31, 2021 or December 31, 2020 was recorded.

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

Item 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Exchange Risk
Our primary exposures relate to certain non-dollar denominated sales and operating expenses in Europe and Asia. These primary currencies are the Great British Pound, the Euro, the Australian dollar, the Singapore dollar, the Canadian dollar, the Indian Rupee and the Chinese Renminbi. Accordingly, changes in exchange rates may negatively affect our revenue and net income (loss) as expressed in U.S. dollars. We also have foreign currency risk related to foreign currency transactions and monetary assets and liabilities, including intercompany balances denominated in currencies that are not the functional currency. We have experienced and will continue to experience fluctuations in our net income (loss) as a result of gains (losses) on these foreign currency transactions and the remeasurement of monetary assets and liabilities. As of December 31, 2021, the impact of foreign currency exchange rate changes on our revenues and net income (loss) have not been material. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy.

Interest Rate Risk

As of December 31, 2021, we had $398.8 million aggregate principal amount of Senior Notes outstanding. We carry the Senior Notes at face value less amortized discount on the consolidated balance sheets. Since the Notes bear interest at fixed rates, we have no financial statement risk associated with changes in interest rates. However, the fair value of the Senior Notes changes when the market price of our stock fluctuates or interest rates change.

Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of PAR Technology Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of PAR Technology Corporation and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, changes in shareholders' equity, and cash flows, for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020 and the results of its operations and its cash flows for the each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2022, expressed an adverse opinion on the Company's internal control over financial reporting because of material weaknesses.

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

Debt— Convertible Senior Notes due 2027— Refer to Note 8 to the financial statements

Critical Audit Matter Description

On September 17, 2021, the Company sold $265.0M aggregate principle amount of 1.50% Convertible Senior Notes due 2027 (the “2027 Notes”). In accounting for the issuance of the 2027 Notes, management allocated the total proceeds into liability and equity components. The carrying amount of the liability component was calculated by estimating the fair value of similar notes that do not have associated convertible features. The carrying amount of the equity component, representing the conversion option, was determined by deducting the fair value of the liability component from the principal amount of the 2027 Notes. The valuation model used in determining the fair value of the liability component for the 2027 Notes includes inputs, such as the implied debt yield within the nonconvertible borrowing rate.

Given the inherent complexity and significant judgments made by management in determining the implied debt yield within the nonconvertible borrowing rate, the related audit effort required a higher degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the implied debt yield input to the nonconvertible borrowing rate included the following, among others:

•Testing the source information underlying the determination of the nonconvertible borrowing rate.

•With the assistance of our fair value specialists, we developed independent estimates of the implied debt yield input to the nonconvertible borrowing rate and compared our estimates to the Company’s estimates.

Acquisition — Punchh, Inc. — Developed Technology Intangible Asset — Refer to Notes 1 and 2 to the financial statements

Critical Audit Matter Description

The Company completed the acquisition of Punchh, Inc. for $507.7 million on April 8, 2021. The Company accounted for the acquisition as a business combination in accordance with ASC 805, Business Combinations. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values, including the developed technology intangible asset of $84.6 million. Management estimated the fair value of the developed technology intangible asset using the multi-period excess earnings method, which is predicated upon the calculation of the net present value of after-tax net cash flows attributable to the intangible asset. The fair value determination of the developed technology intangible asset required management to make significant estimates and assumptions related to the valuation method, forecasts of future EBITDA margin, and the selection of the discount rate.

Given the fair value determination of the developed technology intangible asset requires management to use judgment in the selection of the valuation method, as well as make significant estimates and assumptions related to the forecasts of future EBITDA margin, and the selection of the discount rate, performing audit procedures to evaluate the reasonableness of these estimates and assumptions required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the valuation method, forecasts of future EBITDA margin and the selection of the discount rate for the developed technology intangible assets included the following, among others:

•We compared the forecasts of future EBITDA margin to historical performance of the acquired business, to historical performance and future projected performance of other guideline companies within the same industry, and to historical performance and future projected performance of overall industry trends.

•With the assistance of our fair value specialists, we evaluated the reasonableness of the (1) valuation methodology and (2) discount rate by:

◦Testing the source information underlying the determination of the discount rate and testing the mathematical accuracy of the calculation.

◦Developing a range of independent estimates and comparing those to the discount rate selected by management.

/s/ Deloitte & Touche LLP

Rochester, New York
March 1, 2022

We have served as the Company’s auditor since 2020.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
PAR Technology Corporation
New Hartford, New York

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of operations, comprehensive loss, changes in stockholders’ equity, and cash flows for the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”) of PAR Technology Corporation (the “Company”) and subsidiaries. In our opinion, the consolidated financial statements present fairly, in all material respects, the results of operations and cash flows for period ended December 31, 2019 of the Company and subsidiaries, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 4 to the consolidated financial statements, effective on January 1, 2019, the Company changed its method of accounting for leases due to the adoption of Accounting Standards Codification Topic 842, Leases.

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

New York, New York
March 16, 2020

PAR TECHNOLOGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
Assets	2021	2020
Current assets:
Cash and cash equivalents	$188,419	$180,686
Accounts receivable, net	49,978	42,980
Inventories, net	35,078	21,638
Other current assets	9,532	3,625
Total current assets	283,007	248,929
Property, plant and equipment, net	13,709	13,856
Goodwill	457,306	41,214
Intangible assets, net	118,763	33,121
Lease right-of-use assets	4,348	2,569
Other assets	11,016	4,060
Total assets	$888,149	$343,749
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$705	$666
Accounts payable	20,845	12,791
Accrued salaries and benefits	17,265	13,190
Accrued expenses	5,042	2,606
Lease liabilities – current portion	2,266	1,200
Customer deposits and deferred service revenue	14,394	9,506
Total current liabilities	60,517	39,959
Lease liabilities, net of current portion	2,440	1,462
Long-term debt	305,845	105,844
Deferred service revenue – noncurrent	7,597	3,082
Other long-term liabilities	7,405	4,997
Total liabilities	383,804	155,344
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $.02 par value, 1,000,000 shares authorized, none outstanding	—	—
Common stock, $.02 par value, 58,000,000 shares authorized; 28,094,333 and 22,982,955 shares issued, 26,924,397 and 21,917,357 outstanding at December 31, 2021 and December 31, 2020, respectively	562	459
Additional paid in capital	640,937	243,575
Accumulated deficit	(122,505)	(46,706)
Accumulated other comprehensive loss	(3,704)	(3,936)
Treasury stock, at cost, 1,181,449 and 1,065,598 shares at December 31, 2021 and December 31, 2020, respectively	(10,945)	(4,987)
Total stockholders’ equity	504,345	188,405
Total Liabilities and Stockholders’ Equity	$888,149	$343,749
See accompanying notes to consolidated financial statements

PAR TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2021	2020	2019
Revenues, net:
Product	$105,014	$73,228	$66,329
Service	105,337	69,284	56,978
Contract	72,525	71,274	63,925
Total revenues, net	282,876	213,786	187,232
Costs of sales:
Product	80,841	58,887	51,189
Service	73,226	49,933	40,389
Contract	66,688	65,641	58,243
Total cost of sales	220,755	174,461	149,821
Gross margin	62,121	39,325	37,411
Operating expenses:
Selling, general and administrative	83,998	46,196	38,068
Research and development	34,579	19,252	13,372
Amortization of identifiable intangible assets	1,825	1,163	156
Adjustment to contingent consideration liability	—	(3,340)	—
Gain on insurance proceeds	(4,400)	—	—
Total operating expenses	116,002	63,271	51,596
Operating loss	(53,881)	(23,946)	(14,185)
Other (expense) income, net	(1,279)	808	(449)
Loss on extinguishment of debt	(11,916)	(8,123)	—
Interest expense, net	(18,147)	(8,287)	(4,571)
Loss before benefit from income taxes	(85,223)	(39,548)	(19,205)
Benefit from income taxes	9,424	2,986	3,634
Net loss	$(75,799)	$(36,562)	$(15,571)
Net loss per share (basic and diluted)	$(3.02)	$(1.92)	$(0.96)
Weighted average shares outstanding (basic and diluted)	25,088	19,014	16,223
See accompanying notes to consolidated financial statements

PAR TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year Ended December 31,
	2021	2020	2019
Net loss	$(75,799)	$(36,562)	$(15,571)
Other comprehensive loss, net of applicable tax:
Foreign currency translation adjustments	232	1,432	(1,115)
Comprehensive loss	$(75,567)	$(35,130)	$(16,686)
See accompanying notes to consolidated financial statements

PAR TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)

(in thousands)	Common Stock		Capital in Excess of Par Value	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balances at January 1, 2019	17,879	$357	$50,251	$5,427	$(4,253)	(1,708)	$(5,836)	$45,946
Issuance of common stock upon the exercise of stock options	256	5	1,428	—	—	—	—	1,433
Net issuance of restricted stock awards	225	5	(5)	—	—	—	—	—
Treasury stock acquired from employees upon exercise of stock options	—	—	—	—	—	(23)	(544)	(544)
Stock-based compensation	—	—	2,706	—	—	—	—	2,706
Acquisition consideration	—	—	27,527	—	—	—	—	27,527
Equity component of issued 2024 convertible notes (net of deferred taxes of $4.1 million)	—	—	12,465	—	—	—	—	12,465
Foreign currency translation adjustments	—	—	—	—	(1,115)	—	—	(1,115)
Net loss	—	—	—	(15,571)	—	—	—	(15,571)
Balances at December 31, 2019	18,360	$367	$94,372	$(10,144)	$(5,368)	(1,731)	$(6,380)	$72,847
Issuance of common stock upon the exercise of stock options	47	1	674	—	—	—	—	675
Net issuance of restricted stock awards	29	1	834	—	—	—	—	835
Net issuance of restricted stock units	23	—	—	—	—	—	—	—
Issuance of restricted stock for acquisition	908	18	—	—	—	—	—	18
Stock-based compensation	—	—	4,251	—	—	—	—	4,251
Treasury stock acquired from employees upon vesting or forfeiture of restricted stock	—	—	(143)	—	—	(57)	(1,043)	(1,186)
Equity component of redeemed 2024 convertible notes (net of deferred taxes of $3.0 million)	—	—	(6,808)	—	—	722	2,436	(4,372)
Equity component of issued 2026 convertible notes (net of deferred taxes of $6.2 million and issuance costs of $0.9 million)	—	—	19,060	—	—	—	—	19,060
Proceeds from public share offering, net of issuance costs of $6.0 million)	3,616	72	131,335	—	—	—	—	131,407
Foreign currency translation adjustments	—	—	—	—	1,432	—	—	1,432
Net loss	—	—	—	(36,562)	—	—	—	(36,562)
Balances at December 31, 2020	22,983	$459	$243,575	$(46,706)	$(3,936)	(1,066)	$(4,987)	$188,405
Issuance of common stock upon the exercise of stock options	105	2	1,154	—	—	—	—	1,156
Issuance of common stock, net of issuance costs of $6.8 million	3,335	67	208,105	—	—	—	—	208,172
Net issuance of restricted stock awards	2	—	—	—	—	—	—	—
Net issuance of restricted stock units	176	4	368	—	—	—	—	372
Treasury stock acquired from employees upon vesting or forfeiture of restricted stock	—	—	—	—	—	(115)	(5,958)	(5,958)
Stock-based compensation	—	—	14,615	—	—	—	—	14,615
Issuance of common stock for acquisition	1,493	30	110,189	—	—	—	—	110,219
Equity component of issuance of 2027 convertible notes, net of deferred taxes of $0.7 million and issuance costs of $2.1 million	—	—	62,931	—	—	—	—	62,931
Foreign currency translation adjustments	—	—	—	—	232	—	—	232
Net loss	—	—	—	(75,799)	—	—	—	(75,799)
Balances at December 31, 2021	28,094	$562	$640,937	$(122,505)	$(3,704)	(1,181)	$(10,945)	$504,345

See accompanying notes to consolidated financial statements

PAR TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net loss	$(75,799)	$(36,562)	$(15,571)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	21,421	10,097	4,726
Debt-related accretion in interest expense	8,725	4,355	2,529
Current expected credit losses	1,290	540	830
Provision for obsolete inventory	103	2,256	597
Stock-based compensation	14,615	4,251	2,706
Loss on debt extinguishment	11,916	8,123	—
Adjustment to contingent consideration liability	—	(3,340)	—
Deferred income tax	(10,417)	(3,229)	(4,002)
Changes in operating assets and liabilities:
Accounts receivable	1,832	(1,532)	(15,640)
Inventories	(13,547)	(4,476)	1,864
Other current assets	(3,995)	809	(1,004)
Other assets	(4,001)	326	436
Accounts payable	4,911	(4,176)	3,741
Accrued salaries and benefits	(270)	5,327	1,829
Accrued expenses	(6,096)	(594)	2,412
Customer deposits and deferred service revenue	(1,710)	(3,445)	1,243
Other long-term liabilities	(2,134)	1,027	(2,825)
Net cash used in operating activities	(53,156)	(20,243)	(16,129)
Cash flows from investing activities:
Cash paid for acquisition, net of cash acquired	(374,705)	—	(19,835)
Settlement of working capital for acquisition	—	191	—
Capital expenditures	(1,435)	(1,299)	(2,462)
Capitalization of software costs	(6,852)	(7,932)	(4,068)
Proceeds from sale of product line	—	—	2,482
Net cash used in investing activities	(382,992)	(9,040)	(23,883)
Cash flows from financing activities:
Principal payments of long-term debt	(4,174)	(629)	—
Payments for the extinguishment of notes payable	(183,618)	(66,250)	—
Proceeds from common stock issuance	215,000	131,407	—
Payments for common stock issuance costs	(6,828)	—	—
Proceeds from debt issuance, net of original issue discount	441,385	115,786	75,039
Payments for debt issuance costs	(13,998)	—	—
Treasury stock acquired from employees upon vesting or forfeiture of restricted stock	(5,315)	(297)	(544)
Proceeds from exercise of stock options	1,156	675	1,433
Payments of bank borrowing	—	—	(17,459)
Proceeds from bank borrowing	—	—	9,640
Payment of contingent consideration	—	—	(2,550)
Net cash provided by financing activities	443,608	180,692	65,559
Effect of exchange rate changes on cash and cash equivalents	273	1,241	(996)
Net increase in cash and cash equivalents	7,733	152,650	24,551
Cash and cash equivalents at beginning of period	180,686	28,036	3,485
Cash and cash equivalents at end of period	$188,419	$180,686	$28,036
See accompanying notes to consolidated financial statements

PAR TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)

	Year Ended December 31,
	2021	2020	2019
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$8,383	$4,018	$1,293
Income taxes, net of refunds	—	205	(321)
Bonus accrual to be paid in common shares	—	620	833
Capitalized software recorded in accounts payable	48	316	—
Capital expenditures in accounts payable	26	228	—
Tax withholding in accrued salaries and benefits related to treasury stock acquired from employees	643	—	—
Common stock issued for Punchh Acquisition	110,219	—	—
Notes payable for AccSys	—	—	2,000
Common stock to be issued for AccSys	—	—	27,527
Contingent consideration for AccSys	—	—	3,340
See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Summary of Significant Accounting Policies

Nature of business

PAR Technology Corporation (the “Company” or “PAR,” “we,” or “us”), through its consolidated subsidiaries, operates in two segments - the Restaurant/Retail segment and the Government segment. The Restaurant/Retail segment provides enterprise restaurants, franchisees, and other restaurant outlets in the three major restaurant categories, quick service, fast casual, and table service, with operational efficiencies, offering them a fully integrated cloud solution by combining Brink POS cloud software for front-of-house, Data Central back-office cloud solution, PAR Pay and PAR Payment Services for payments, and Punchh loyalty and engagement solution on a unified commerce cloud platform. The Government segment provides technical expertise and development of advanced systems and software solutions for the DoD and other federal agencies, as well as satellite command and control, communication, and IT mission systems at several DoD facilities worldwide. The accompanying consolidated financial statements include the Company's accounts and those of its consolidated wholly owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

COVID-19 continued to create significant uncertainty and worldwide economic disruption in 2021. The Company’s business continued to experience delays in customer orders and sales, restrictions on its employees ability to travel or work, increased costs for hardware, components and materials, and disruptions in its supply chain. The extent to which COVID-19 impacts the Company’s operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including, among others, the duration and scope of the COVID-19 pandemic, the severity of COVID-19 variants and the actions, especially those taken by governmental authorities, to contain the pandemic or mitigate its impact and the impact on the businesses of our customers, partners, and suppliers. As pandemic-related events continue to evolve, additional impacts may arise that the Company is not aware of currently. Any prolonged material disruption of the Company’s business or the businesses of the Company's customers, partners, or suppliers could materially impact the Company's financial position, results of operations or cash flows.

Basis of presentation and use of estimates

The Company prepares its consolidated financial statements and related notes in accordance with accounting principles generally accepted in the United States of America. The preparation of the consolidated financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include revenue recognition, stock-based compensation, the recognition and measurement of assets acquired and liabilities assumed in business combinations at fair value, the carrying amount of property, plant and equipment including right-to-use assets and liabilities, identifiable intangible assets and goodwill, the measurement of liabilities and equity recognized for outstanding convertible notes, credit losses for receivables, valuation of excess and obsolete inventories, and measurement of contingent consideration at fair value. Actual results could differ from those estimates.

Business combinations

The Company accounts for business combinations pursuant to ASC Topic 805, Business Combinations, which requires that assets acquired and liabilities assumed be recorded at their respective fair values on the date of acquisition. The fair value of the consideration paid is assigned to the underlying net assets of the acquired business based on their respective fair values. Any excess of the purchase price over the estimated fair values of the net assets acquired is allocated to goodwill. The purchase price allocation process requires the Company to make significant assumptions and estimates in determining the purchase price and the assets acquired and liabilities assumed at the acquisition date. The Company’s assumptions and estimates are subject to refinement and, as a result, during the measurement period, which may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon conclusion of the measurement period, any subsequent adjustments are recorded to the Company’s consolidated statements of operations. The Company’s consolidated financial statements and results of operations reflect an acquired business after the completion of the acquisition.

Contingent consideration

The Company determined the acquisition date fair value of contingent consideration associated with the Restaurant Magic Acquisition in December 2019 using Monte-Carlo simulation valuation techniques, with significant inputs that are not observable in the market and thus represents a Level 3 fair value measurement as defined in ASC Topic 820, Fair Value Measurement. This valuation technique is also used to determine current fair value of the contingent consideration. The simulation uses probability distribution for each significant input to produce hundreds or thousands of possible outcomes and the results are analyzed to determine probabilities of different outcomes occurring. Significant increases or decreases to these inputs in isolation would result in a significantly higher or lower liability with a higher liability capped by the contractual maximum of the contingent post-closing revenue focused milestones obligation. Ultimately, the liability will be equivalent to the amount paid, and the difference between the fair value estimate and amount paid will be recorded in earnings. The amount paid that is less than or equal to the liability on the acquisition date is reflected as cash used in financing activities in the Company's consolidated statements of cash flows. Any amount paid in excess of the liability on the acquisition date is reflected as cash used in operating activities. The Restaurant Magic Acquisition resulted in a liability for the contingent consideration recorded in the amount of $3.3 million during 2019. The liability for the contingent consideration was established at the time of the acquisition and is evaluated quarterly based on additional information as it becomes available; any change in the fair value adjustment is recorded in the earnings of that period. During 2020, the Company recorded a $3.3 million adjustment to decrease the fair value of the contingent consideration related to the Restaurant Magic Acquisition to zero as of December 31, 2020. No additional adjustments were made by the Company during 2021.

Revenue recognition policy

See “Note 3 – Revenue Recognition” – for revenue recognition policy and disclosures.

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

Activity related to warranty claims are as follows:

	December 31, 2021	December 31, 2020

Beginning balance	$994	$1,490
Adjustments to reserve	(10)	(300)
Warranty claims settled	(222)	(196)
Ending balance	$762	$994

Cash and cash equivalents

The Company considers all highly liquid investments, purchased with a remaining maturity of three months or less, to be cash equivalents including money market funds.

The Company maintained bank balances that, at times, exceeded the federally insured limit during the years ended December 31, 2021 and 2020. The Company has not experienced losses relating to these deposits and management does not believe that the Company is exposed to any significant credit risk with respect to these amounts.

Cash and cash equivalents consist of the following (in thousands):

	December 31, 2021	December 31, 2020
Cash and cash equivalents
Cash	$69,249	$59,700
Money market funds	119,170	120,986
Total cash and cash equivalents	$188,419	$180,686

Accounts receivable – current expected credit losses

The Company maintains a provision for accounts receivables that it does not expect to collect. In accordance with ASC Topic 326 Financial Instruments - Credit Losses, the Company accrues its estimated losses from uncollectable accounts receivable to the provision based upon recent historical experience, the length of time the receivable has been outstanding, other specific information as it becomes available, and reasonable and supportable forecasts not already reflected in the historical loss information. Provisions for current expected credit losses are charged to current operating expenses. Actual losses are charged against the provision when incurred.

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

Other assets

Other assets primarily consist of cash surrender value of life insurance related to the Company’s deferred compensation plan eligible to certain employees. The funded balance is reviewed on an annual basis. The balance of the life insurance policy was $3.7 million at December 31, 2021 and December 31, 2020, respectively.

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

Other liabilities

Other liabilities represent amounts owed to employees that participate in the Company’s deferred compensation plan and the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) deferred payroll taxes. Amounts owed to employees participating in the deferred compensation plan at December 31, 2021 were $2.4 million as compared to $2.8 million at December 31, 2020. In response to the COVID-19 pandemic, many governments enacted measures to provide aid and economic stimulus; these measures included the deferring the due dates of tax payments. The CARES Act enacted on March 27, 2020 in the U.S., includes measures to assist companies, including temporary changes to income and non-income-based tax laws. The CARES Act provides for deferred payment of the employer portion of social security taxes through the end of 2020, with 50% of the deferred amount due December 31, 2021 and the remaining 50% due December 31, 2022. As allowed under the CARES Act, the Company deferred payment of the employer portion of social security taxes through the end of 2020. As of December 31, 2020, the Company had deferred a total of $2.8 million of payroll taxes during 2020, of which $1.9 million was paid in December 2021 and the remaining balance to be paid in December 2022. Deferred payroll taxes were $1.9 million at December 31, 2021 and were included within accrued salaries and benefits and on the consolidated balance sheet.

Foreign currency

The assets and liabilities for the Company’s international operations are translated into U.S. dollars using year-end exchange rates. Income statement items are translated at average exchange rates prevailing during the year. The resulting translation adjustments are recorded as a separate component of stockholders’ equity under the heading Accumulated Other Comprehensive Loss. Exchange gains and losses on intercompany balances of permanently invested long-term loans are also recorded as a translation adjustment and are included in Accumulated Other Comprehensive Loss. Foreign currency transaction gains and losses are recorded in other income, net in the accompanying statements of operations.

Other income (expense), net

The Company's foreign currency transaction gains and losses and rental income and losses are recorded in other income, net in the accompanying statements of operations.

Identifiable intangible assets

The Company's identifiable intangible assets represent intangible assets acquired in the acquisition of Brink Software, Inc in September 2014 (“Brink Acquisition”), the Drive-Thru Acquisition, the Restaurant Magic Acquisition, the Punchh Acquisition, and software development costs.

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

Included in identifiable intangible assets are approximately $3.4 million and $6.5 million of costs related to software products that have not satisfied the general release threshold as of December 31, 2021 and December 31, 2020, respectively. These software products will be ready for their intended use within the next 12 months. Software costs placed into service during the years ended December 31, 2021 and 2020 were $9.3 million and $3.8 million, respectively. Annual amortization charged to cost of sales is computed using the straight-line method over the remaining estimated economic life of the product, generally three years.

Amortization expense for acquired developed technology and internally developed software was broken out as follows:

(in thousands)	2021	2020	2019
Amortization of acquired developed technology	$11,978	$3,457	$1,061
Amortization of internally developed software	5,411	3,269	4,470

The components of identifiable intangible assets are:

	December 31,
(in thousands)	2021	2020	Estimated Useful Life	Weighted-Average Amortization Period
Acquired developed technology	$109,100	$24,500	3 - 7 years	5.25 years
Internally developed software costs	25,735	15,670	3 years	2.90 years
Customer relationships	12,360	4,860	7 years	5.00 years
Trade names	1,410	1,410	2 - 5 years	3.00 years
Non-compete agreements	30	30	1 year	1.00 year
	148,635	46,470
Less accumulated amortization	(39,479)	(20,265)
	$109,156	$26,205
Internally developed software costs not meeting general release threshold	3,407	6,516
Trade names (non-amortizable)	6,200	400	Indefinite
	$118,763	$33,121

The expected future amortization of intangible assets, assuming straight-line amortization of capitalized software development costs and acquisition related intangibles, excluding software costs not meeting the general release threshold, is as follows (in thousands):

2022	$22,247
2023	20,308
2024	17,417
2025	16,343
2026	16,091
Thereafter	16,750
Total	$109,156

The Company tested its indefinite lived intangible assets for impairment during the fourth quarter of its fiscal years ended December 31, 2021 and 2020. To value indefinite lived intangible assets, the Company utilizes the relief from royalty method to estimate the fair values of trade names. There was zero impairment to indefinite lived intangible assets in 2021 or 2020.

Amortization expense for identifiable intangible assets was allocated as follows:

(in thousands)	2021	2020	2019
Amortization of identifiable intangible assets recorded in cost of service	$17,389	$6,726	$5,531
Amortization expense allocated to intangible assets	1,825	1,150	156

Stock-based compensation

The Company measures and records compensation expense for all stock-based compensation to employees, including awards of employee stock options, restricted stock awards and restricted stock units (both time-vested and performance-based), in the financial statements as compensation cost over the applicable vesting periods using a straight-line expense recognition method, based on their fair value on the date of grant. The fair value of stock-based awards is determined by using the Black-Scholes option valuation model for option awards and closing price on the date of grant for restricted stock awards and restricted stock units. The Black-Scholes valuation model incorporates assumptions as to the fair value of stock price, volatility, the expected life of options or awards, a risk-free interest rate and dividend yield. In valuing the stock options, significant judgment is required in determining the expected volatility of the Company's common stock and the expected life that individuals will hold their stock options prior to exercising. Expected volatility is based on the historical and implied volatility of the Company's common stock. The expected life of stock-based compensation is derived from the historical actual term of option grants and an estimate of future exercises during the remaining contractual period of the option. While volatility and estimated life are assumptions that do not bear the risk of change subsequent to the grant date of stock options, these assumptions may be difficult to measure, as they represent future expectations based on historical experience. Further, expected volatility and the expected life of options and awards may change in the future, which could substantially change the grant-date fair value of future awards and, ultimately, the expense the Company records. The Company elects to account for forfeitures based on recognition in the reporting period incurred. Compensation expense for awards with performance conditions is reassessed each reporting period and recognized based upon the probability that the performance targets will be achieved.

The Company expenses stock-based compensation for stock options, restricted stock awards, restricted stock units and performance awards over the requisite service period. For awards with only a service condition, the Company expenses stock-based compensation using the straight-line method over the requisite service period for the entire award. For awards with both performance and service conditions, the Company expenses the stock-based compensation on a straight-line basis over the requisite service period for each separately vesting portion of the award, taking into account the probability that the Company will satisfy the performance condition.

Net loss per share

Net loss per share is calculated in accordance with ASC Topic 260: Earnings per Share, which specifies the computation, presentation and disclosure requirements for earnings per shares (“EPS”). It requires the presentation of basic and diluted EPS. Basic EPS excludes all dilution and is based upon the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the potential dilution that would occur if convertible securities or other contracts to issue common stock were exercised. At December 31, 2021, there were 1,305,881 anti-dilutive stock options outstanding compared to 956,627 as of December 31, 2020 and 383,000 as of December 31, 2019. At December 31, 2021 there were 418,084 anti-dilutive restricted stock units compared to 426,632 and 67,000 as of December 31, 2020 and December 31, 2019, respectively. Due to their anti-dilutive nature, the potential effects of the 2024 Notes, 2026 Notes, and the 2027 Notes conversion features (refer to “Note 8 – Debt” for additional information) were excluded from the diluted net loss per share calculation as of December 31, 2021, December 31, 2020 and December 31, 2019. Potential shares resulting from 2024 Notes, 2026 Notes, and 2027 Notes conversion features at respective maximum conversion rates of 46.4037 per share 30.8356 per share, and 17.8571 per share are approximately 638,051, 3,700,272 and 4,732,132, respectively.
The following is a reconciliation of the weighted average shares outstanding for the basic and diluted loss per share computations (in thousands, except per share data):

	December 31,
	2021	2020	2019
Net loss	$(75,799)	$(36,562)	$(15,571)

Basic:
Weighted average common shares	25,088	19,014	16,223
Loss per common share, basic	$(3.02)	$(1.92)	$(0.96)

Diluted:
Weighted average common shares	25,088	19,014	16,223
Loss per common share, diluted	$(3.02)	$(1.92)	$(0.96)

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired in a business combination. Goodwill is not amortized, but is tested for impairment at least annually or more frequently if events or changes in circumstances indicate that the asset may be impaired. The Company's impairment tests are based on the Company's identified reporting units within those operating segments used in the test for goodwill impairment. If the carrying value of either reporting unit exceeds its fair value, an impairment charge is recognized for the excess of the carrying value of the reporting unit over its fair value.

The Company conducted its annual goodwill impairment test during the fourth quarter of 2021 and determined that the fair value for each of the reporting units significantly exceeded its respective carrying value. As such, goodwill was not impaired. No impairment charge was recorded in any of the periods presented in the accompanying consolidated financial statements.

The following table presents the goodwill activities for the periods presented (in thousands):

December 31, 2019	$41,386
Working capital adjustment	(172)
December 31, 2020	41,214
Punchh Acquisition	417,559
ASC 805 measurement period adjustment (Note 2)	(1,467)
December 31, 2021	$457,306

Impairment of long-lived assets

The Company evaluates the accounting and reporting for the impairment of long-lived assets in accordance with the reporting requirements of ASC Topic 360-10, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company will recognize impairment of long-lived assets or asset groups if the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to such assets. If the carrying value of a long-lived asset or asset group is considered impaired, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset or asset group for assets to be held and used, or the amount by which the carrying value exceeds the fair market value less cost to sell for assets to be sold. No impairment was recorded in 2021, 2020, or 2019.

Divestiture

Sale of SureCheck

In the second quarter of 2019, ParTech sold substantially all of the assets relating to the SureCheck product line within the Company's Restaurant/Retail segment. The sale did not qualify for treatment as a discontinued operation, and therefore, the SureCheck product line is included in the Company’s operations for the year ended December 31, 2019.

Related Party Transactions

Act III Management LLC (“Act III Management”), a service company to the restaurant, hospitality, and entertainment industries, provides software development and restaurant technology consulting services to the Company pursuant to a master development agreement. Keith Pascal, a director of the Company, is an employee of Act III Management and serves as its vice president. In the year ended December 31, 2021, the Company paid Act III Management $1.3 million in consideration for services performed under the master development agreement; as of December 31, 2021, there were no accounts payable owed by the Company to Act III Management.

Recently Adopted Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, ASU 2019-12 which is intended to simplify various requirements related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and clarifies and amends existing guidance to improve consistent application. The Company adopted ASU 2019-12 effective January 1, 2021. In the year ended December 31, 2021, application of the standard to the Company's September 2021 convertible note offering, the 2027 Notes, resulted in classification to stockholders' equity of a $14.9 million partial release of the Company's deferred tax asset valuation adjustment. Refer to “Note 8 – Debt” for additional information.

Accounting Pronouncements Not Yet Adopted

In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40), the new guidance is intended to simplify the accounting for certain convertible instruments with characteristics of both liability and equity. The guidance removes certain accounting models which separate the embedded conversion features from the host contract for convertible instruments. As a result, after the adoption of this guidance, an entity’s convertible debt instrument will be wholly accounted for as debt. The guidance also expands disclosure requirements for convertible instruments and simplifies areas of the guidance for diluted earnings-per-share calculations by requiring the use of the if-converted method. The guidance is effective for fiscal years beginning after December 15, 2021 and can be adopted on either a fully retrospective or modified retrospective basis. The Company adopted the new standard as of January 1, 2022 under the modified transition method and expects that the adoption will have a material impact on its consolidated financial statements and related disclosures. For example, the Company currently anticipates that the guidance will result in the removal of the equity component related to its Senior Notes of $87.8 million; decrease its interest expense due to the removal of the amortization component of the debt discount related to the equity component. The Company is still evaluating the cumulative effect of the change on retained earnings and other components of equity for its opening balance adjustment.

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which is intended to require acquiring entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination. ASU 2021-08 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022, with early adoption permitted. The Company expects to adopt ASU 2021-08 in the first quarter of 2023.

With the exception of the standards discussed above, there were no other recent accounting pronouncements or changes in accounting pronouncements during the year ended December 31, 2021 that are of significance or potential significance to the Company.

Note 2 — Acquisitions

Punchh Acquisition - 2021

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

In connection with the Merger, the Company paid former Punchh equity holders approximately $507.7 million (including holders of vested options and warrants) consisting of approximately (i) $397.5 million in cash (the “Cash Consideration”), and (ii) 1,493,130 shares of the Company's common stock for 100% of the equity interests in Punchh; Cash Consideration continues to be subject to adjustments for pending settlement of the indemnification escrow fund one year from the acquisition date. Consideration of common shares issued was determined using an average share price of $68.00, representing consideration paid of $101.5 million. An additional 112,204 shares of the Company's common stock are reserved for options granted as replacement awards for fully vested unexercised option awards assumed in connection with the Merger. The fair value of fully vested option awards was determined using a Black-Scholes model to be $8.7 million as of acquisition date. As a result, the total fair value of common shares issued and reserved of 1,594,202 (“Equity Consideration”) was determined to be $110.2 million. Further, the Company incurred acquisition related expenses of approximately $3.6 million.

In connection with, and to partially fund the Cash Consideration for, the Merger, on April 8, 2021, the Company, together with certain of its U.S. Subsidiaries, as guarantors, entered into a credit agreement with the lenders party thereto, and Owl Rock First Lien Master Fund, L.P., as administrative agent and collateral agent (the “Owl Rock Credit Agreement”), that provided for a term loan in an initial aggregate principal amount of $180.0 million (the “Owl Rock Term Loan”); and (ii) securities purchase agreements (the “Purchase Agreements”) with each of PAR Act III, LLC (“Act III”), and certain funds and accounts advised by T. Rowe Price Associates, Inc., acting as investment adviser (such funds and accounts being collectively referred to herein as “TRP”), to raise approximately $160.0 million through a private placement of the Company's common stock. The Company also issued to Act III a warrant to purchase 500,000 shares of common stock with an exercise price of $76.50 and a five year exercise period (the “Warrant”). In connection with the Company's September 2021 public offering of its common stock, as a result of anti-dilution provisions of the Warrant, an additional 3,975 shares of common stock are available for purchase under the Warrant, at an exercise price of $75.90 per share. Refer to “Note 9 – Common Stock”, for additional information about the offering.

Additionally, on the Closing Date approximately $6.0 million of the Cash Consideration was deposited into a indemnification escrow fund, to be held for up to 18 months following the Closing Date, to fund (i) potential payment obligations of Punchh equity holders with respect to post-closing adjustments to the Cash and Equity Consideration and (ii) potential post-closing indemnification obligations of Punchh equity holders, in each case in accordance with the terms of the Merger Agreement. During the year ended December 31, 2021, $3.8 million was distributed from the escrow accounts, of which, $3.5 million was received by the Company from the settlement of post-closing obligations of the Punchh equity holders resulting in a reduction of the Cash Consideration paid for the acquisition, and $0.3 million was released to former Punchh shareholders. As of December 31, 2021, the Company recorded remaining indemnification assets and liabilities of approximately $2.2 million to other assets and other long-term liabilities, respectively, to account for amounts deposited into the third-party escrow fund that will be settled one year from the acquisition date.

Allocation of Acquisition Consideration

The Punchh Acquisition was accounted for as a business combination in accordance with ASC Topic 805, Business Combinations. Accordingly, assets acquired and liabilities assumed in the Punchh Acquisition were accounted for at their preliminarily determined respective fair values as of April 8, 2021. The preliminary fair value determinations were based on management's best estimates and assumptions, and through the use of independent valuation and tax consultants. Identified preliminary fair values were subject to measurement period adjustments within the permitted measurement period (up to one year from the acquisition date) as management finalized its procedures and net working capital adjustments were settled. The measurement period for the Punchh Acquisition remained open as of December 31, 2021 pending settlement of the third-party escrow fund one year from the acquisition date; management has otherwise completed its valuation procedures and settled net working capital adjustments.

During the year, the preliminary fair values of assets and liabilities as of April 8, 2021 were adjusted to reflect the ongoing acquisition valuation analysis procedures and agreed upon net working capital adjustments. These adjustments included a $3.5 million reduction of Cash Consideration paid due to the release from escrow accounts. Additionally, the fair value of Equity Consideration increased $1.6 million as a result of the finalization of the number of fully vested options granted as replacement awards for fully vested unexercised awards assumed in connection with the Merger. Further, the fair value of developed technology was reduced by $3.6 million to reflect changes in the underlying fair value assumptions. The related change to amortization expense was not material to the results for the year. The reduction to developed technology, along with identified increases to Punchh acquisition related tax deductible temporary differences, resulted in a $3.1 million reduction to the preliminary net deferred tax liability recorded in purchase accounting. These adjustments resulted in a combined reduction to goodwill of $1.5 million during the year ended December 31, 2021.

The following table presents management's purchase price allocation:

(in thousands)	Purchase price allocation
Cash	$22,714
Accounts receivable	10,214
Property and equipment	592
Lease right-of-use assets	2,473
Developed technology	84,600
Customer relationships	7,500
Trade name	5,800
Indemnification assets	2,224
Prepaid and other acquired assets	2,764
Goodwill	416,092
Total assets	$554,973
Accounts payable and accrued expenses	15,827
Deferred revenue	11,125
Loan payables	3,508
Lease liabilities	2,787
Indemnification liabilities	2,224
Deferred taxes	11,794
Consideration paid	$507,708

Intangible Assets

The Company identified three acquired intangible assets in the Punchh Acquisition: developed technology; customer relationships; and, the Punchh trade name. The fair value of developed technology and customer relationship intangible assets were determined utilizing the “multi-period excess earnings method”, which is predicated upon the calculation of the net present value of after-tax net cash flows respectively attributable to each asset. The Company applied a seven-year economic life and discount rate of 11.0% in determining the Punchh developed technology intangible fair value. The Company applied a 5.0% estimated annual attrition rate and discount rate of 11.0% in determining the Punchh customer relationships intangible fair value. The fair value of the Punchh trade name intangible was determined utilizing the “relief from royalty” approach, which is a form of the income approach that attributes savings incurred from not having to pay a royalty for the use of an asset. The Company applied a fair and reasonable royalty rate of 1.0% and discount rate of 11.0% in determining the Punchh trade name intangible fair value. of the Punchh trade name intangible fair value The estimated useful life of these identifiable intangible assets was preliminarily determined to be indefinite for the Punchh trade name and seven years for both the developed technology and customer relationships intangible assets.

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

Right-of-Use Lease Assets and Lease Liabilities

The Company assumed real property leases in the Punchh Acquisition related to office space in California, Texas and India and have accounted for these leases as Operating Leases in accordance with ASC Topic 842, Leases. The assumed leases have lease terms that run through 2021 to 2026. Valuation specialists were utilized by the Company to appraise the assumed leases against competitive market rates to determine the fair value of the lease liabilities assumed, which identified a $0.3 million unfavorable lease liability that the Company recognized as part of the lease right-of-use asset. The income approach was applied to value the identified unfavorable lease liability.

Deferred Taxes

The Company determined the deferred tax position to be recorded at the time of the Punchh Acquisition in accordance with ASC Topic 740, Income Taxes, resulting in recognition of deferred tax liabilities for future reversing of taxable temporary differences primarily for intangible assets and deferred tax assets primarily relating to net operating losses as of the Closing Date. A valuation allowance was also recorded against certain recognized deferred tax assets based on an evaluation of the realizability of the identified assets. These recognized deferred tax assets, liabilities and valuation allowance resulted in a preliminary net deferred tax liability of $11.8 million relating to the Punchh Acquisition.

The net deferred tax liability relating to the Punchh Acquisition was determined by the Company to provide future taxable temporary differences that allow for the Company to utilize certain previously fully reserved deferred tax assets. Accordingly, the Company recognized a reduction to its valuation allowance in the year ended December 31, 2021, resulting in a net tax benefit of $10.4 million for the period.

Pro Forma Financial Information - unaudited

For the year ended December 31, 2021, the Punchh Acquisition resulted in additional revenues of $27.7 million. Punchh results are monitored by the Company as part of the broader Restaurant/Retail segment and as a result the Company determined it impractical to report net loss for the Punchh Acquisition for the three and nine months ended September 30, 2021. The unaudited pro forma results of operations are not necessarily indicative of the results that would have occurred had the Punchh Acquisition been consummated at January 1, 2020, nor are they necessarily indicative of any future consolidated operating results.

The following table summarizes the Company's unaudited pro forma operating results:

	Year Ended December 31,
(in thousands)	2021	2020
Total revenue	$291,596	$241,015
Net loss	(79,079)	(49,370)
The unaudited pro forma results presented above are for illustrative purposes only and do not reflect the realization of potential cost savings, and any related integration costs. Certain cost savings may result from the Punchh Acquisition; however, there can be no assurance that these cost savings will be achieved. These unaudited pro forma results do not purport to be indicative of the results that would have been obtained, or to be a projection of results that may be obtained in the future. These unaudited pro forma results include certain adjustments, primarily due to increases in amortization expense due to the fair value adjustments of intangible assets, the increases to interest expense reflecting the amount borrowed in connection with the Punchh Acquisition, acquisition related costs and the impact of income taxes on the pro forma adjustments. $3.6 million of acquisition costs have been reflected in the 2020 pro forma results.

Restaurant Magic Acquisition - 2019

Effective December 18, 2019, the Company, through ParTech, acquired 100% of the limited liability company interests of AccSys LLC (f/k/a AccSys, Inc., and otherwise known as Restaurant Magic) in base consideration of approximately $42.8 million, of which approximately $12.8 million was paid in cash, which reflects a $0.2 million favorable working capital adjustment recognized in the second quarter of 2020, $27.5 million was paid in restricted shares of Company common stock and $2.0 million was paid by delivery of a subordinated promissory note. The sellers of Restaurant Magic have the opportunity through 2022 to earn additional purchase price consideration subject to the achievement of certain post-closing revenue focused milestones (“Earn-Out”). The

Earn-Out, if any, will be payable 50% in cash or subordinated promissory notes, or a combination of both, at the Company's election, and 50% in restricted shares of Company common stock; the equity component of the Earn-Out is classified as a liability on the Company's balance sheet as the quantity of restricted shares is variable subject to the final value of the Earn-Out. The Earn-Out has no maximum payment. As of December 31, 2019, the value of the Earn-Out based on the Monte Carlo simulation was $3.3 million. During the year ended December 31, 2020, $3.3 million of fair-value adjustments were recorded to earnings to reflect a reduction in the fair value of the Earn-Out to zero; see “Note 15 – Fair Value of Financial Instruments” for additional information. The adjustment was recorded as a component of operating expense for the year ended December 31, 2020, and there were no further adjustments made during the year ended December 31, 2021.

The Company issued $2.0 million of restricted stock units (“RSU”) in connection with its assumption of awards granted by Restaurant Magic to its employees and contractors prior to the closing of the acquisition. The cost of these RSUs are amortized over their vesting period and have been reflected in SG&A as part of stock-based compensation in the consolidated statements of operations.

Drive-Thru Acquisition - 2019

Effective September 30, 2019, the Company, through ParTech, acquired assets of 3M Company's Drive-Thru Communications Systems business, including the XT-1 and G5 headset systems, contracts and intellectual property associated with the business, for a purchase price of $8.4 million (total fair value of assets were $8.4 million including approximately $1.2 million of developed technology, $3.6 million of customer relationships, and $2.4 million of goodwill, net of warranty liability of $1.4 million, resulting in cash paid of $7.0 million).

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

Pro Forma Financial Information (unaudited)

For the year ended December 31, 2021, the Drive-Thru Acquisition and the Restaurant Magic Acquisition resulted in additional revenues of $18.1 million and $9.4 million, respectively. For the year ended December 31, 2020, the Drive-Thru Acquisition and the Restaurant Magic Acquisition resulted in additional revenues of $18.5 million and $8.4 million, respectively. For the year ended December 31, 2019, the Drive-Thru Acquisition and the Restaurant Magic Acquisition resulted in additional revenues of $3.2 million and $0.3 million, respectively. The Company determined it is impractical to report net loss for the Drive-Thru Acquisition for the year ended December 31, 2019, presentation of pro forma net loss has correspondingly been excluded from the below table of pro forma results of operations and pro forma net income (loss). Presented pro forma results of operations are not necessarily indicative of the results that would have occurred had the businesses acquired in 2019 been consummated at the beginning of the period presented, nor are they necessarily indicative of any future consolidated operating results. The following table summarizes the Company's unaudited pro forma operating results had the Restaurant Magic Acquisition and the Drive-Thru Acquisition each been consummated at January 1, 2019.

(in thousands)	Year Ended December 31, 2019
Total revenue	$208,802

This pro forma financial information does not give effect to any anticipated synergies, operating efficiencies or cost savings or any integration costs related to the Restaurant Magic Acquisition.

Note 3 - Revenue Recognition

Restaurant/Retail

The Company's revenue is derived from SaaS, hardware and software sales, software activation, hardware support, installations, maintenance and professional services. ASC Topic 606: Revenue from Contracts with Customers requires the Company to distinguish and measure performance obligations under customer contracts. Contract consideration is allocated to all performance obligations within the arrangement or contract. Performance obligations that are determined not to be distinct are combined with other performance obligations until the combined unit is determined to be distinct and that combined unit is then recognized as revenue over time or at a point in time depending on when control is transferred.

The Company evaluated the potential performance obligations within its Restaurant/Retail segment and evaluated whether each performance obligation met the ASC Topic 606 criteria to be considered a distinct performance obligation. Revenue in the Restaurant/Retail segment is recognized at a point in time for licensed software, hardware and installations. Revenue on these items are recognized when the customer obtains control of the asset. This generally occurs upon delivery and acceptance by the customer or upon installation or delivery to a third-party carrier for onward delivery to customer. Additionally, revenue in the Restaurant/Retail segment relating to SaaS, the Company's Advanced Exchange hardware service program, its on-site support and other services is recognized over time as the customer simultaneously receives and consumes the benefits of the Company’s performance obligations. The Company’s support services are stand-ready obligations that are provided over the life of the contract, generally 12 months. The Company offers installation services to its customers for hardware and software for which the Company primarily hires third-party contractors to install the equipment on the Company's behalf. The Company pays third-party contractors an installation service fee based on an hourly rate agreed to by the Company and contractor. When third-party installers are used, the Company determines whether the nature of its performance obligations is to provide the specified goods or services itself (principal) or to arrange for a third-party to provide the goods or services (agent). In the Company's customer arrangements, the Company is primarily responsible for providing a good or service, has inventory risk before the good or service is transferred to the customer, and discretion in establishing prices; as a result, the Company has concluded that it is the principal in the arrangement and records installation revenue on a gross basis.

The support services associated with hardware and software sales are “stand-ready obligations” satisfied over time on the basis that the customer consumes and receives a benefit from having access to the Company's support resources, when and as needed, throughout the contract term. For this reason, the support services are recognized ratably over the contract term since the Company satisfies its obligation to stand ready by performing these services each day. Contracts typically require payment within 30 to 90 days from the shipping date or installation date, depending on the Company's terms with the customer. The primary method used to estimate a stand-alone selling price, is the price that the Company charges for the particular good or service sold by the Company separately under similar circumstances to similar customers. The Company determines stand-alone selling prices as follows: hardware, software and software activation performance obligations are recognized at a stand-alone selling price based on the price at which the Company sells the particular good or service separately in similar circumstances and to similar customers. The stand-alone selling price for all other performance obligations, including: pass-through hardware, such as terminals, printers, or card readers; hardware support (referred to as Advanced Exchange), installation, maintenance, licensed software upgrades, and professional services (project management) is recognized by using an expected cost plus margin.

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

The Company usually expects payment within 30 to 90 days from the date of service, depending on its terms with the customer. None of its contracts as of December 31, 2021 or December 31, 2020 contained a significant financing component.

Performance Obligations Outstanding

The Company's performance obligations outstanding represent the transaction price of firm, non-cancellable orders, with expected delivery dates to customers subsequent to December 31, 2021, for which work has not yet been performed. The aggregate uncompleted performance obligations attributable to each of the Company's reporting segments is as follows (in thousands):

	December 31, 2021		December 31, 2020
	Current under one year	Non-current over one year	Current under one year	Non-current over one year
Restaurant/Retail	$12,449	$7,597	$8,000	$3,082
Government	—	—	—	—
Total	$12,449	$7,597	$8,000	$3,082

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

Remaining Performance Obligations

Deferred revenue is recorded when cash payments are received or due in advance of revenue recognition from software licenses, professional services, and maintenance agreements. The timing of revenue recognition may differ from when customers are invoiced. The changes in deferred revenue, inclusive of both current and long-term, are as follows:

(in thousands)	2021	2020
Beginning balance - January 1	$11,082	$12,486
Acquired deferred revenue (Note 2)	11,125	—
Recognition of deferred revenue	(19,229)	(11,005)
Deferral of revenue	17,068	9,601
Ending balance - December 31	$20,046	$11,082

The above table excludes customer deposits of $1.9 million and $1.5 million as of December 31, 2021 and 2020, respectively. The majority of the deferred revenue balances above relate to professional services, maintenance agreements, and software licenses. These are recognized straight-line over the life of the contract, with the majority of the balance being recognized within the next twelve months.

In the Restaurant/Retail segment most remaining performance obligations relate to service and support contracts, approximately 62% of which the Company expects to fulfill within one year. The Company expects to fulfill 100% of support and service contracts within 60 months. At December 31, 2021 and December 31, 2020, transaction prices allocated to future performance obligations were $20.0 million and $11.1 million, respectively.

During the years ended December 31, 2021 and 2020, the Company recognized revenue included in contract liabilities at the beginning of each respective period of $8.0 million and $11.0 million.

Disaggregated Revenue

The Company disaggregates revenue from contracts with customers by major product line for each of its reporting segments because the Company believes it best depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.

Disaggregated revenue is as follows (in thousands):

	Year Ended December 31, 2021
	Restaurant/Retail Point in Time	Restaurant/Retail Over Time	Government Over Time
Hardware	$102,066	$—	$—
Software	1,131	56,723	—
Service	19,983	30,448	—
Mission systems	—	—	38,311
Intelligence, surveillance, and reconnaissance solutions	—	—	33,188
Product	—	—	1,026
Total	$123,180	$87,171	$72,525

	Year Ended December 31, 2020
	Restaurant/Retail Point in Time	Restaurant/Retail Over Time	Government Over Time
Hardware	$72,029	$—	$—
Software	668	25,716	—
Service	16,523	27,576	—
Mission systems	—	—	37,448
Intelligence, surveillance, and reconnaissance solutions	—	—	32,947
Product	—	—	879
Total	$89,220	$53,292	$71,274
Restaurant/Retail balances in the amount of $142.5 million presented across hardware, software and service was reclassified in the above table to conform with current year presentation.

	Year Ended December 31, 2019
	Restaurant/Retail Point in Time	Restaurant/Retail Over Time	Government Over Time
Hardware	$63,811	$—	$—
Software	3,143	13,677	—
Service	26,903	15,773	—
Mission systems	—	—	29,541
Intelligence, surveillance, and reconnaissance solutions	—	—	33,513
Product	—	—	871
Total	$93,857	$29,450	$63,925
Restaurant/Retail balances in the amount of $123.3 million presented across hardware, software and service was reclassified in the above table to conform with current year presentation.

Practical Expedients and Exemptions

The Company generally expenses sales commissions when incurred because the amortization period would be less than one year or the total amount of commissions are immaterial. Commissions are recorded in SG&A expenses. The Company elected to exclude from the measurement of the transaction price all taxes assessed by governmental authorities that are both imposed on and concurrent with a specific revenue-producing transaction and collected by the Company from a customer (for example, sales, use, value added, and some excise taxes).

Note 4 — Leases

Effective January 1, 2019, the Company adopted the lease accounting standard, ASC Topic 842, Leases, using the modified retrospective method of applying the new standard at the adoption date. In addition, the Company elected to apply the package of practical expedients permitted under the transition guidance within the standard. This allowed the Company to carry forward historical lease classification. Adoption of the standard resulted in the recording of lease right-of-use assets and corresponding lease liabilities of approximately $4.0 million.

A significant portion of the Company's operating lease portfolio includes office space, research and development facilities, IT equipment, and automobiles. The majority of the Company's leases have remaining lease terms of one to four years. Substantially all lease expense is presented within SG&A in the consolidated statements of operations.

The number and corresponding value of operating leases increased in 2021 due to the Punchh Acquisition.

(in thousands)	Year Ended December 31,
	2021	2020	2019
Total lease expense	$2,350	$1,358	$1,632

Supplemental cash flow information related to leases is as follows:

	December 31,
(in thousands)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from leases	$2,322	$1,334
Right-of-use assets obtained in exchange for new operating lease liabilities	$3,250	$801

Supplemental balance sheet information related to leases is as follows:

	December 31,
(in thousands)	2021	2020
Operating leases
Total lease right-of-use assets	$4,348	$2,569

Lease liabilities - current portion	$2,266	$1,200
Lease liabilities - net of current portion	2,440	1,462
Total lease liabilities	$4,706	$2,662
Weighted-average remaining lease term
Operating leases	2.7 years	2.6 years
Weighted-average discount rate
Operating leases	4.0%	4.0%

The following table summarizes future lease payments for operating leases at December 31, 2021:

(in thousands)	Operating leases
2022	$2,386
2023	1,361
2024	630
2025	566
2026	120
Thereafter	—
Total lease payments	5,063
Less: portion representing imputed interest	(357)
Total	$4,706

Note 5 — Accounts Receivable, Net

The Company's net accounts receivables consist of:

(in thousands)	2021	2020
Government segment:
Billed	$11,667	$11,225
Advanced billings	—	(948)
	11,667	10,277
Restaurant/Retail segment:
Accounts receivable - net	38,311	32,703
	$49,978	$42,980

At December 31, 2021 and 2020, the Company had current, expected credit loss of $1.3 million and $1.4 million, respectively, against accounts receivable for the Restaurant/Retail segment. The following table presents changes in the current, expected credit loss during the years ended December 31:

(in thousands)	2021	2020
Beginning balance - January 1	$1,416	$1,849
Provisions	1,290	540
Write-offs	(1,386)	(969)
Recoveries	(14)	(4)
Ending balance - December 31	$1,306	$1,416

Receivables recorded as of December 31, 2021 and 2020 all represent unconditional rights to payments from customers.

Note 6 — Inventories, Net

Inventories are used in the manufacture and service of Restaurant/Retail products. The components of inventory, net consist of the following:

	December 31,
(in thousands)	2021	2020
Finished goods	$17,528	$12,747
Work in process	688	16
Component parts	14,880	6,105
Service parts	1,982	2,770
	$35,078	$21,638

At December 31, 2021 and 2020, the Company had excess and obsolescence reserves of $10.8 million and $12.0 million, respectively, against inventories.

Note 7 — Property, Plant and Equipment, Net

The components of property, plant and equipment, net, are:

	December 31,
(in thousands)	2021	2020
Land	$199	$199
Building and improvements	7,822	7,805
Rental property	2,749	2,749
Software	12,100	12,099
Furniture and equipment	12,816	10,198
Construction in process	170	670
	35,856	33,720
Less accumulated depreciation	(22,147)	(19,864)
	$13,709	$13,856

The estimated useful lives of buildings and improvements and rental property are 15 to 40 years. The estimated useful lives of furniture and equipment range from three to eight years. The estimated useful life on software is three to five years. Depreciation expense was $2.3 million and $2.0 million for 2021 and 2020, respectively.

The Company leases a portion of its headquarters facility to various tenants. Net rent received from these leases totaled $0.2 million, $0.2 million, and $0.3 million for 2021, 2020, and 2019 respectively, and is recorded in other income (expense) – net.

Note 8 — Debt

The following table summarizes information about the net carrying amounts of long-term debt as of December 31, 2021:

(in thousands)	2024 Notes	2026 Notes	2027 Notes	Total
Principal amount of notes outstanding	$13,750	$120,000	$265,000	$398,750
Unamortized discount and unamortized debt issuance cost	(1,904)	(21,853)	(69,148)	(92,905)
Total notes payable	$11,846	$98,147	$195,852	$305,845

The following table summarizes information about the net carrying amounts of long-term debt as of December 31, 2020:

(in thousands)	2024 Notes	2026 Notes	Total
Principal amount of notes outstanding	$13,750	$120,000	$133,750
Unamortized discount and unamortized debt issuance cost	(2,619)	(25,986)	(28,605)
Total notes payable	$11,131	$94,014	$105,145

Convertible Senior Notes

On September 17, 2021, the Company sold $265.0 million in aggregate principal amount of 1.500% Convertible Senior Notes due 2027. The 2027 Notes were issued pursuant to an indenture, dated September 17, 2021 (the “2027 Indenture”), between the Company and The Bank of New York Mellon Trust Company, N.A., as Trustee. The 2027 Notes bear interest at a rate of 1.500% per year, which is payable semiannually in arrears on April 15 and October 15 of each year, beginning April 15, 2022. Interest accrues on the 2027 Notes from the last date to which interest has been paid or duly provided for or, if no interest has been paid or duly provided for, from September 17, 2021. Unless earlier converted, redeemed or repurchased, the 2027 Notes mature on October 15, 2027. The Company used net proceeds from the offering, in conjunction with net proceeds from the September 2021 common stock offering (Refer to “Note 9 – Common Stock”), to repay in full the Owl Rock Term Loan, which had a principal amount of $180.0 million outstanding as of September 17, 2021. The Company intends to use the remaining net proceeds from the offering for general corporate purposes, including continued investment in the growth of the Company’s businesses and for other working capital needs. The Company may also use a portion of the net proceeds to acquire or invest in other assets complementary to the Company’s businesses or for repurchases of the Company’s other indebtedness.

On February 10, 2020, the Company sold $120.0 million in aggregate principal amount of 2.875% Convertible Senior Notes due 2026. The 2026 Notes were issued pursuant to an indenture, dated February 10, 2020 (the “2026 Indenture”), between the Company and The Bank of New York Mellon Trust Company, N.A., as Trustee. The 2026 Notes pay interest at a rate equal to 2.875% per year, payable semiannually in arrears on April 15 and October 15 of each year, beginning October 15, 2020. Interest accrues on the 2026 Notes from the last date to which interest has been paid or duly provided for or, if no interest has been paid or duly provided for, from February 10, 2020. Unless earlier converted, redeemed or repurchased, the 2026 Notes mature on April 15, 2026.

On April 15, 2019, the Company sold $80.0 million in aggregate principal amount of 4.500% Convertible Senior Notes due 2024. The 2024 Notes were issued pursuant to an indenture, dated April 15, 2019, between the Company and The Bank of New York Mellon Trust Company, N.A., as Trustee (the “2024 Indenture” and, together with the 2026 Indenture and the 2027 Indenture, the “Indentures”). The 2024 Notes pay interest at a rate equal to 4.500% per year, payable semiannually in arrears on April 15 and October 15 of each year, beginning October 15, 2019. Interest accrues on the 2024 Notes from the last date to which interest has been paid or duly provided for or, if no interest has been paid or duly provided for, from April 15, 2019. Unless earlier converted, redeemed or repurchased, the 2024 Notes mature on April 15, 2024.

The Company used approximately $66.3 million (excluding cash payments relating to accrued interest and fractional shares) from its sale of the 2026 Notes and issued 772,423 shares of common stock at $32.43 per share out of treasury stock with an average cost basis of $3.37 per share to repurchase approximately $66.3 million in aggregate principal amount of the 2024 Notes through individually negotiated transactions. Of the total price paid for the 2024 Notes, $59.0 million was allocated to the 2024 Notes settlement, $30.8 million was allocated to equity, and $1.0 million was used to pay off accrued interest on the 2024 Notes. The consideration transferred was allocated to the liability and equity components of the 2024 Notes using the equivalent rate that reflected the borrowing rate for a similar non-convertible debt instrument immediately prior to settlement. The transaction resulted in a loss on settlement of convertible notes of $8.1 million, which is recorded as a loss on extinguishment of debt in the Company’s consolidated statements of operations. The loss represents the difference between (i) the fair value of the liability component and (ii) the sum of the carrying value of the debt component and any unamortized debt issuance costs at the time of settlement.

The carrying amount of the liability component of the Senior Notes was calculated by estimating the fair value of similar notes that do not have associated convertible features. The carrying amount of the equity component, representing the conversion option, was determined by deducting the fair value of the liability component from the fair value amount of the Senior Notes. The valuation model used in determining the fair value of the liability component for the Senior Notes includes inputs, such as the implied debt yield within the nonconvertible borrowing rate. The implied estimated effective rate of the liability component of the 2024 Notes, 2026 Notes, and 2027 Notes was 10.2%, 7.3%, and 6.5% respectively.

The Senior Notes are senior, unsecured obligations of the Company. The 2024 Notes, the 2026 Notes, and the 2027 Notes are convertible, in whole or in part, at the option of the holder, upon the occurrence of specified events or certain fundamental changes set forth in the Indentures prior to the close of business on the business day immediately preceding October 15, 2023, October 15, 2025, and April 15, 2027, respectively; and, thereafter, at any time until the close of business on the second business day immediately preceding maturity. The 2024 Notes are convertible into Company common stock at an initial conversion rate of 35.0217 shares per $1,000 principal amount, the 2026 Notes are convertible into Company common stock at an initial conversion rate of 23.2722 shares per $1,000 principal amount, and the 2027 Notes are convertible into Company common stock at an initial conversion rate of 12.9870 shares per $1,000 principal amount. Upon conversion, the Company may elect to settle by paying or delivering either solely cash, shares of Company common stock or a combination of cash and shares of Company common stock.

In accordance with ASC Topic 470-20, Debt with Conversion and Other Options — Beneficial Conversion Features, the initial measurement of the 2024 Notes at fair value resulted in a liability of $62.4 million and as such, the calculated discount resulted in an implied value of the convertible feature recognized in additional paid in capital of $17.6 million; the initial measurement of the 2026 Notes at fair value resulted in a liability of $93.8 million and as such, the calculated discount resulted in an implied value of the convertible feature recognized in additional paid in capital of $26.2 million; and the initial measurement of the 2027 Notes at fair value resulted in a liability of $199.2 million and as such, the calculated discount resulted in an implied value of the convertible feature recognized in additional paid in capital of $65.8 million. Issuance costs for the Notes amounted to $4.9 million, $4.2 million, and $8.3 million for the 2024 Notes, 2026 Notes, and 2027 Notes, respectively. These costs were allocated to debt and equity components on a ratable basis. For the 2024 Notes this amounted to $3.8 million and $1.1 million to the debt and equity components, respectively. For the 2026 Notes this amounted to $3.3 million and $0.9 million to the debt and equity components, respectively. For the 2027 Notes this amounted to $6.2 million and $2.1 million to the debt and equity components, respectively.

The Indentures contain covenants that, among other things, restrict the Company’s ability to merge, consolidate or sell, or otherwise dispose of, substantially all of its assets and customary Events of Default (as defined in the Indentures).

The Company recorded an income tax liability of $15.6 million during 2021 associated with the portion of the 2027 Notes that was classified within stockholders' equity. GAAP requires the offset of the deferred tax liability to be classified within stockholders' equity, consistent with the equity portion of the 2027 Notes. The creation of the deferred tax liability produced evidence of recoverability of the Company's net deferred tax assets, which resulted in the release of a valuation allowance, totaling $14.9 million, that was also classified within stockholders' equity pursuant to the adoption of ASU 2019-12 on January 1, 2021.

In connection with the sale of the 2026 Notes, the Company recorded an income tax benefit of $4.4 million during 2020 as a result of the creation of a deferred tax liability associated with the portion of the 2026 Notes that was classified within stockholders' equity. The creation of the deferred tax liability produced evidence of recoverability of the Company's net deferred tax assets which resulted in the release of a valuation allowance, totaling $4.4 million, reflected as an income tax benefit in 2020.

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

The Company used net proceeds from its offering of the 2027 Notes and its concurrent common stock offering (refer to “Note 9 – Common Stock”) to repay in full the Owl Rock Term Loan, including $1.8 million accrued interest and $3.6 million prepayment premium, on September 17, 2021. Following its repayment, the Owl Rock Credit Agreement was terminated. The transaction resulted in a loss on settlement of notes of $11.9 million, which is recorded as a loss on extinguishment of debt in the Company’s consolidated statements of operations. The loss represents the difference between (i) reacquisition price, including prepayment premium, and (ii) the sum of the carrying value of the debt component and any unamortized debt issuance costs at the time of settlement.

The following table summarizes interest expense recognized on the Senior Notes:

	Year Ended December 31,
(in thousands)	2021	2020
Contractual interest expense	$9,420	$4,026
Amortization of debt issuance costs and discount	8,726	4,355
Total interest expense	$18,146	$8,381

In connection with the Restaurant Magic Acquisition in December 2019, the Company entered into a $2.0 million subordinated promissory note which bears interest at 5.75% per annum, with monthly payments of principal and interest in the amount of $60.6 thousand payable beginning January 15, 2020 through maturity on December 15, 2022. As of December 31, 2021, the outstanding balance of the subordinated promissory note was $0.7 million.

The following table summarizes the future principal payments for the subordinated promissory note and Senior Notes as of December 31, 2020 (in thousands):

2022	$705
2023	—
2024	13,750
2025	—
2026	120,000
Thereafter	265,000
Total	$399,455

Note 9 — Common Stock

On September 17, 2021, the Company completed a public offering of its common stock in which the Company issued and sold 982,143 shares of common stock at a price of $56.00 per share. The Company received net proceeds of $52.5 million, after deducting underwriting discounts, commissions and other offering expenses.

In connection with, and to partially fund the Cash Consideration of the Punchh Acquisition, on April 8, 2021, the Company entered into Purchase Agreements with Act III and TRP to raise approximately $160.0 million through a private placement of the Company's common stock. Pursuant to the Purchase Agreements, the Company issued and sold (i) 73,530 shares of its common stock to Act III for a gross purchase price of approximately $5.0 million ($68.00 per share), and (ii) 2,279,412 shares of common stock to TRP for a gross purchase price of approximately $155.0 million ($68.00 per share) for an aggregate of 2,352,942 shares. The Company incurred $4.3 million of issuance costs in connection with the sale of its common stock. The Company also issued to Act III a fully-vested Warrant to purchase 500,000 shares of common stock with an exercise price of $76.50 per share and a five year exercise period. In connection with the Company's September 2021 public offering of its common stock, as a result of anti-dilution provisions within the Warrant, an additional 3,975 shares of the Company's common stock are available for purchase under the Warrant, at an exercise price of $75.90 per share. The Warrant is accounted for as an equity instrument pursuant to ASC Topic 815, Derivatives and Hedging, due to the Warrant contractually permitting only settlement in non-redeemable common shares upon exercise. Refer to “Note 8 – Debt” for additional information about the Warrant.

Issuance date fair value of the Warrant was determined to be $14.3 million based on using the Black-Scholes model with the following assumptions:

Expected term	5.0 years
Risk free interest rate	0.85%
Expected volatility	53.78%
Expected dividend yield	None
Fair value (per warrant)	$28.65

The Company also issued 1,493,130 of its common stock as part of the Equity Consideration of the Punchh Acquisition. Refer to “Note 2 – Acquisition” for additional information about the Punchh Acquisition.

On October 5, 2020, the Company completed a public offering of its common stock in which the Company issued and sold 3,616,022 shares of common stock at a price of $38.00 per share. The Company received net proceeds of $131.4 million after deducting underwriting discounts, commissions, and other offering expenses.

Note 10 — Stock-Based Compensation

The Company recognizes all stock-based compensation to employees and directors, including awards of stock options and restricted stock units or restricted stock awards, in the financial statements as compensation cost over the applicable vesting periods based on the fair value of the awards on the date of grant.

The Company recorded stock-based compensation expense to the following line items in the consolidated statements of operations for the years ended December 31:

(in thousands)	2021	2020	2019
Cost of sales - contracts	$340	$367	$234
Selling, general and administrative	14,275	3,884	2,472
Total stock-based compensation expense	$14,615	$4,251	$2,706

As a result of forfeitures of non-vested stock awards prior to the completion of the requisite service period or failure to meet requisite performance targets, the Company recorded benefits for the years ended December 31, 2021, 2020, and 2019 of $0.5 million, $0.2 million, and $0.1 million respectively.

The Company has 2.7 million shares of common stock reserved for stock-based awards under its Amended and Restated PAR Technology Corporation 2015 Equity Incentive Plan (the “2015 Plan”). The 2015 Plan provides for the grant of several different forms of stock-based awards including:

•Stock options granted under the 2015 Plan, which enable the recipient to purchase shares of the Company's common stock may be incentive stock options or non-qualified stock options. Generally, stock options are nontransferable other than upon death. Stock options generally vest over a one to four year period and expire ten years after the date of the grant. The Compensation Committee has authority to administer the 2015 Plan and determine the material terms of option and other awards under the 2015 Plan.

•Restricted Stock Awards (“RSA”) and Restricted Stock Units (“RSU”) can have service-based and/or performance-based vesting. Grants of RSAs and RSUs with service-based vesting are subject to vesting periods ranging from one to three years. Grants of RSAs and RSUs with performance-based vesting are subject to a vesting period of one to four years and performance targets as defined by the Compensation Committee. The Company assesses the likelihood of achievement throughout the performance period and recognizes compensation expense associated with its performance awards based on this assessment in accordance with ASC Topic 718, Stock Compensation. Other terms and conditions applicable to any RSA or RSU award will be determined by the Compensation Committee and set forth in the agreement relating to that award.

Stock Options

The below tables presents information with respect to stock options:

(in thousands, except for exercise price)	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at Outstanding at December 31, 2020	957	$14.29
Options granted	564	7.88
Options exercised	(104)	11.01
Options forfeited	(111)	11.94
Outstanding at Outstanding at December 31, 2021	1,306	$11.95	$54,443
Vested and expected to vest at December 31, 2021	1,295	$11.95	$53,990
Total shares exercisable at December 31, 2021	799	$11.72	$33,486
Shares remaining available for future grant	449

(in thousands, except for grant date fair value)	2021	2020	2019
Option expense recorded, in thousands, for the year ended December 31,	$9,585	$1,386	$456
Weighted average grant date fair value	$60.48	$13.82	$24.87
Total intrinsic value of stock options exercised, in thousands, for the year ended December 31,	$6,000	$1,900	$5,400
Cash received for options exercised	$1,156	$675	$1,433

The fair value of options at the date of the grant was estimated using the Black-Scholes model with the following assumptions for the respective period ending December 31:

	2021	2020	2019
Expected option life	3.1 years	4.4 years	3.0 years
Weighted average risk-free interest rate	0.4%	0.4%	2.0%
Weighted average expected volatility	56.5%	47.6%	35.0%
Expected dividend yield	None	None	None

For the years ended December 31, 2021, 2020, and 2019 the expected option life was based on the Company’s historical experience with similar type options. Expected volatility is based on historic volatility levels of the Company’s common stock over the preceding period of time consistent with the expected life. The risk-free interest rate is based on the implied yield currently available on U.S. Treasury zero coupon issues with a remaining term equal to the expected life. Stock options outstanding at December 31, 2021 are summarized as follows:

Range of exercise prices	Number outstanding (in thousands)	Weighted average remaining life	Weighted average exercise price
$0.73 - $35.17	1,306	7.68 years	$11.95

Restricted Stock Awards

Current year activity with respect to the Company’s non-vested RSAs is as follows:

Non-vested RSAs	Shares (in thousands)	Weighted average grant-date fair value
Balance at January 1, 2021	61	$25.62
Granted	2	22.30
Vested	(34)	21.29
Forfeited	(2)	24.87
Balance at December 31, 2021	27	25.42

The below table presents information with respect to RSA:

(in thousands)	2021	2020	2019
Service-based RSA	$62	$210	$213
Performance-based RSA	776	786	2,012
Total stock-based compensation related to RSA	$838	$996	$2,225

For the periods ended 2021, 2020, and 2019 the Company recognized compensation expense related to performance awards based on its estimate of the probability of achievement in accordance with ASC Topic 718. In 2021, the Company determined the achievement of performance based awards to be probable for both segments. In 2020, the Company recorded $0.1 million in compensation expense associated with performance based RSAs, as the performance based awards were achieved for the Government segment, but not for the Restaurant/Retail segment. For the year ended December 31, 2019, performance based awards were achieved for both the Government and Restaurant/Retail segments.

The fair value of RSAs is based on the closing price of the Company’s common stock on the date of grant. The below table presents information with respect to RSAs:

(in thousands, except weighted average grant date fair value)	2021	2020	2019
Weighted average grant date fair value of RSAs granted during the year	$22.30	$30.96	$24.77
Number of shares released during the year in accordance with the terms of the RSA agreements	34	112	13
Number of RSA shares canceled during the year	2	5	53
Number of above RSA shares canceled which were performance-based	1	4	38

Restricted Stock Units

Current year activity with respect to the Company’s non-vested RSUs is as follows:

Non-vested RSUs	Shares (in thousands)	Weighted Average grant- date fair value
Balance at January 1, 2021	427	$15.46
Granted	203	66.42
Vested	(176)	18.71
Forfeited	(36)	72.33
Balance at December 31, 2021	418	$34.08

The below table presents information with respect to RSUs:

(in thousands)	2021	2020	2019
Service-based RSU	$3,353	$1,587	$25
Performance-based RSU	839	282	—
Total stock-based compensation related to RSU	$4,192	$1,869	$25

At December 31, 2021, the aggregate unrecognized compensation cost of unvested equity awards, as determined using a Black-Scholes option valuation model for option awards and the closing stock price on the date of grant for RSAs and RSUs was $26.6 million, which is expected to be recognized as compensation expense in fiscal years 2022 to 2025.

Note 11 — Income Taxes
The benefit from for income taxes consists of:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Current income tax:
Federal	$—	$—	$—
State	408	179	182
Foreign	585	(4)	186
	993	175	368
Deferred income tax:
Federal	(9,001)	(3,265)	(3,418)
State	(1,416)	104	(584)
	(10,417)	(3,161)	(4,002)
Benefit from income taxes	$(9,424)	$(2,986)	$(3,634)
The components of net loss before income taxes for fiscal years 2021, 2020, and 2019 consisted of the following:

	2021	2020	2019
United States	$(85,391)	$(39,390)	$(19,092)
International	168	(158)	(113)
Total net loss before income taxes	$(85,223)	$(39,548)	$(19,205)

Deferred tax (liabilities) assets are comprised of the following at:

	December 31,
	2021	2020
Deferred tax liabilities:
Subordinated debt	$(19,998)	$(6,482)
Indefinite lived intangibles	—	(168)
Operating lease assets	(1,067)	(1,208)
Software development costs	(2,978)	(2,814)
Intangible assets	(21,839)	(281)
Depreciation on property, plant and equipment	(1,490)	(931)
Gross deferred tax liabilities	(47,372)	(11,884)

Deferred tax assets:
Allowances for bad debts and inventory	3,038	3,392
Capitalized inventory costs	223	185
Employee benefit accruals	5,692	2,783
Interest expense limitation under section 163 (j)	4,812	2,798
Operating lease liabilities	1,155	1,208
Federal net operating loss carryforward	42,792	15,719
State net operating loss carryforward	10,353	3,569
Federal and state tax credit carryforwards	11,901	7,549
Other	2,246	944
Gross deferred tax assets	82,212	38,147

Less valuation allowance	(37,157)	(26,431)

Non-current net deferred tax liabilities	$(2,317)	$(168)
The Company has Federal tax credit carryforwards of $10.4 million that expire in various tax years from 2028 to 2041. The Company has a Federal operating loss carryforward of $36.2 million expiring from 2029 through 2037 and a Federal operating loss carryforward of $167.5 million with an unlimited carryforward period. The Company also has state tax credits of $1.7 million and net operating loss carryforwards that vary by jurisdiction, ranging from $0 to $46.1 million, and expire in various tax years through 2041. In assessing the ability to realize deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. A valuation allowance is required to the extent it is more likely than not that the future benefit associated with certain Federal and state tax loss carryforwards will not be realized

As a result of this analysis and based on the current year’s taxable income, and utilization of the Company's net deferred tax assets, management determined an increase in the valuation allowance in the current year to be appropriate.

In calculating the valuation allowance, the Company was not permitted to use its existing deferred tax liabilities related to its indefinite-lived intangible assets (i.e. “naked credit deferred tax liabilities”) as a source of taxable income to support the realization of its existing finite-lived deferred tax assets; however, the Company is permitted to use its existing deferred tax liabilities related to its indefinite-lived intangible assets as a source of taxable income to support the realization of its existing indefinite-lived deferred tax assets.

In the current year, the income tax provision includes a reduction of the Company’s valuation allowance due to the establishment of a deferred tax liability in connection with the Punchh Acquisition. The establishment of that deferred tax liability created “future taxable income”, partially utilizing existing deferred tax assets of the Company and resulting in a $10.4 million reduction of the Company’s valuation allowance. The Punchh Acquisition resulted in a change in ownership for Punchh as defined by IRC Section 382; the Company determined the identified change in ownership should not limit the Company's ability to utilize Punchh net operating loss and credit carryforwards.
In 2020, the income tax provision included a reduction of the Company’s valuation allowance due to the establishment of a deferred tax liability in connection with the issuance of the 2026 Notes convertible debt. The establishment of that deferred tax liability created “future taxable income”, partially utilizing existing deferred tax assets of the Company and resulting in a $6.2 million reduction of the Company’s valuation allowance. In addition, the income tax provision included an increase of the Company’s valuation allowance due to the reversal of a deferred tax liability in connection with the retirement of a portion of the 2024 Notes issued in 2019. The reversal of that deferred tax liability eliminated future taxable income for the utilization of existing deferred tax assets of the Company, resulting in a $3.0 million increase to the Company’s valuation allowance.

In 2019, the income tax provision included a reduction of the Company’s valuation allowance due to the establishment of a deferred tax liability in connection with the issuance of the 2024 Notes. The establishment of that deferred tax liability created "future taxable income" for the utilization of existing deferred tax assets of the Company, resulting in the $4.1 million reduction of the Company’s valuation allowance.

The Company records the benefits relating to uncertain tax positions only when it is more likely than not (likelihood of greater than 50%), based on technical merits, that the position would be sustained upon examination by taxing authorities. Tax positions that meet the more likely than not threshold are measured using a probability-weighted approach as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement. At December 31, 2021, the Company had no reserve for uncertain tax positions and the Company believes the Company has adequately provided for its tax-related liabilities. The Company is no longer subject to federal income tax audits for years before 2018.

The following table reconciles the Company's effective tax rate from the U.S. federal statutory tax rate of 21% for each of 2021, 2020, and 2019:

	Year Ended December 31,
	2021	2020	2019
Federal statutory tax rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	1.3	2.8	(4.5)
Nondeductible expenses	(0.8)	(0.2)	(0.3)
Tax credits (including R&D)	1.7	4.5	4.0
Foreign income tax rate differential	(0.5)	—	—
Expired tax credit	—	—	(1.3)
Deferred tax adjustment	—	0.6	(4.8)
Stock based compensation	(0.7)	0.4	1.9
Redemption of notes	—	(2.9)	—
Valuation allowance	(10.7)	(19.6)	3.2
Other	(0.3)	1.0	(0.3)
	11.0%	7.6%	18.9%

The effective income tax rate was 11.0%, 7.6% and 18.9% during the years ended December 31, 2021, December 31, 2020, and December 31, 2019 respectively. The decrease in 2021 compared to the statutory tax rate of 21.0% was primarily due to the valuation allowance and nondeductible acquisition expenses, which were partially offset by tax credits. The decrease in 2020 compared to the statutory tax rate of 21.0% was primarily due to the valuation allowance, and only partially offset by tax credits. The decrease in 2019 compared to the statutory tax rate of 21.0% was primarily due to deferred tax adjustments related to state taxes, offset by changes in the valuation allowance and excess tax benefits resulting from the exercise of non-qualified stock options.

Note 12 — Employee Benefit Plans

The Company has a deferred profit-sharing retirement plan that covers substantially all employees. The Company’s annual contribution to the plan is discretionary. The Company did not make a contribution in 2021, 2020, or 2019. The plan also contains a 401(k) provision that allows employees to contribute a percentage of their salary up to the statutory limitation. These contributions were matched by the Company at the rate of 10.0% of employee's contribution From January 1, 2019 through June 30, 2019. These contributions were matched by the Company at the rate of 50.0% of employee's contributions from July 1, 2019 through December 31, 2021, up to 6.0% of employee's base salary. The Company’s matching contributions under the 401(k) component were $1.1 million, $0.9 million, and $0.8 million in 2021, 2020, and 2019 respectively.

The Company sponsors a deferred compensation plan for a select group of highly compensated employees. Participants may make elective deferrals of their salary to the plan in excess of tax code limitations that apply to the Company’s qualified plan. The Company invests the participants’ deferred amounts to fund these obligations. The Company has the sole discretion to make employer contributions to the plan on behalf of the participants. No employer contributions were made in 2021, 2020 or 2019.

Note 13 — Commitments and Contingencies

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

On March 21, 2019, Kandice Neals on behalf of herself and others similarly situated (the “Neals Class”) filed a complaint against PAR Technology Corporation in the Circuit Court of Cook County, Illinois County Department, Chancery Division. The complaint asserted that PAR Technology Corporation violated the Illinois Biometric Information Privacy Act in the alleged collection, use, and storage of her and others' biometric data derived from fingerprint scans taken for authentication purposes on point-of-sale systems. On January 15, 2020, the Neals Class filed an amended complaint against ParTech, Inc. with the Federal District Court of the Northern District of Illinois. The Company’s accrued liability for this matter as of December 31, 2021 was $790 thousand.

Note 14 — Segment and Related Information

The Company is organized in two segments: Restaurant/Retail and Government. Management views the Restaurant/Retail and Government segments separately in operating its business, as the products and services are different for each segment. The Company’s chief operating decision maker is the Company’s Chief Executive Officer.

The Restaurant/Retail segment is a provider of software, hardware and services to the restaurant and retail industries. The Restaurant/Retail segment provides multi-unit and individual restaurants, franchisees, and enterprise customers in the three major restaurant categories (fast casual, quick serve, and table service), with operational efficiencies, offering them a fully integrated cloud solution with its Brink POS cloud software for front-of-house, Data Central back-office cloud solution, PAR Pay and PAR Payment Services for payment solutions, and Punchh loyalty and engagement solution, all which are combined on our unified commerce cloud platform. This segment also offers customer support, including field service, installation, depot repair, and 24-hour telephone support. The Government segment provides technical expertise and development of advanced systems and software solutions for the DoD, the intelligence community and other federal agencies. This segment also provides support services for satellite command and control, communication, and IT systems at several DoD facilities worldwide.

Information noted as “Other” primarily relates to the Company’s corporate, home office operations.

Information as to the Company’s segments is set forth below:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Revenues:
Restaurant/Retail	$210,351	$142,512	$123,307
Government	72,525	71,274	63,925
Total	$282,876	$213,786	$187,232

Operating (loss) income :
Restaurant/Retail	$(58,262)	$(28,089)	$(18,481)
Government	5,801	5,644	5,463
Other	(1,420)	(1,501)	(1,167)
	(53,881)	(23,946)	(14,185)
Other income (expense) – net	(1,279)	808	(449)
Loss on extinguishment of debt	(11,916)	(8,123)	—
Interest expense – net	(18,147)	(8,287)	(4,571)
Loss before provision for income taxes	$(85,223)	$(39,548)	$(19,205)

Depreciation, amortization and accretion:
Restaurant/Retail	$19,656	$8,158	$3,858
Government	380	590	67
Other	10,110	5,704	3,330
Total	$30,146	$14,452	$7,255

Capital expenditures including software costs:
Restaurant/Retail	$6,848	$7,245	$4,394
Government	711	1,239	258
Other	728	747	1,878
Total	$8,287	$9,231	$6,530

	Year Ended December 31,
(in thousands)	2021	2020
Total assets:
Restaurant/Retail	$674,032	$140,606
Government	14,831	13,150
Other	199,286	189,993
Total	$888,149	$343,749

Goodwill:
Restaurant/Retail	$456,570	$40,478
Government	736	736
Total	$457,306	$41,214

Revenues by country based on the location of the use of the product or services were:

	December 31,
	2021	2020	2019
United States	$262,164	$195,660	$175,180
International	20,712	18,126	12,052
Total	$282,876	$213,786	$187,232

Assets by country based on the location of the asset were:

	December 31,
	2021	2020
United States	$871,184	$322,065
International	16,965	21,684
Total	$888,149	$343,749

Customers comprising 10% or more of the Company’s total revenues are summarized as follows:

	December 31,
	2021	2020	2019
Restaurant/Retail segment:
Dairy Queen	7%	13%	9%
Yum! Brands, Inc.	11%	11%	16%
McDonald’s Corporation	12%	7%	10%
Government segment:
U.S. Department of Defense	26%	33%	34%
All Others	44%	36%	31%
	100%	100%	100%

No other customer within “All Others” represented more than 10% of the Company’s total revenue for the years ended 2021, 2020, and 2019.

Note 15 — Fair Value of Financial Instruments

The Company’s financial instruments have been recorded at fair value using available market information and valuation techniques. The fair value hierarchy is based upon three levels of input, which are:

Level 1 − quoted prices in active markets for identical assets or liabilities (observable)

Level 2 − inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in inactive markets, or other inputs that are observable market data for essentially the full term of the asset or liability (observable)

Level 3 − unobservable inputs that are supported by little or no market activity, but are significant to determining the fair value of the asset or liability (unobservable)

The Company’s financial instruments primarily consist of cash and cash equivalents, trade receivables, trade payables, debt instruments and deferred compensation assets and liabilities. The carrying amounts of cash and cash equivalents, trade receivables and trade payables as of December 31, 2021 and December 31, 2020 were considered representative of their fair values because of their short term nature. The estimated fair value of the 2024 Notes, 2026 Notes, and 2027 Notes at December 31, 2021 was $27.2 million, $175.5 million, and $267.5 million, respectively. As of December 31, 2020 the fair value of the 2024 Notes and the 2026 Notes was $30.6 million and $195.4 million, respectively. The valuation techniques used to determine the fair values of 2024 Notes, 2026 Notes, and 2027 Notes are classified within Level 2 of the fair value hierarchy.

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

The amounts owed to employees participating in the deferred compensation plan at December 31, 2021 was $2.4 million compared to $2.8 million at December 31, 2020 and is included in other long-term liabilities on the balance sheets.

The Company used a Monte-Carlo simulation to determine the fair value of the Earn-Out liability associated with the Restaurant Magic Acquisition. This simulation used probability distribution for each significant input to produce hundreds or thousands of possible outcomes and the results are analyzed to determine probabilities of different outcomes occurring, as such it is classified as Level 3. Significant increases or decreases to these inputs in isolation could result in a significantly higher or lower liability. Ultimately, the liability will be equivalent to the amount paid, and the difference between the fair value estimate and amount paid will be recorded in earnings. The amount paid that is less than or equal to the liability on the acquisition date is reflected as cash used in financing activities in the Company's consolidated statements of cash flows. Any amount paid in excess of the liability on the acquisition date is reflected as cash used in operating activities. The Restaurant Magic Acquisition resulted in a liability for the contingent consideration being recorded in the amount of $3.3 million during 2019. The liability for the contingent consideration was established at the time of the acquisition and is evaluated quarterly based on additional information as it becomes available. As a result, an adjustment of $3.3 million has been recorded during 2020 to reduce the liability to zero as of December 31, 2020. The fair value adjustment is recorded in the earnings as a component of operating expense in the consolidated financial statements. No additional adjustments were made by the Company during 2021. The contingent consideration expires on December 31, 2022.

The following table presents the changes in the estimated fair values of the Company’s liabilities for contingent consideration measured using significant unobservable inputs (Level 3) for fiscal years 2021 and 2020 (in thousands):

Balance at December 31, 2019	$3,340
New contingent consideration	—
Change in fair value of contingent consideration	(3,340)
Settlement of contingent consideration	—
Balance at December 31, 2020	$—
New contingent consideration	—
Change in fair value of contingent consideration	—
Settlement of contingent consideration	—
Balance at December 31, 2021	$—

The following tables provides quantitative information associated with the fair value measurement of the Company’s liabilities for contingent consideration:

	December 31, 2021
Contingency Type	Maximum Payout (undiscounted) (in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average or Range
Revenue-based payments	$1,965	$—	Monte Carlo	Revenue volatility	25.0%
				Discount rate	14.0%
				Projected year of payment	2022

	December 31, 2020
Contingency Type	Maximum Payout (undiscounted) (in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average or Range
Revenue-based payments	$1,965	$—	Monte Carlo	Revenue volatility	25.0%
				Discount rate	14.0%
				Projected years of payment	2021-2022
(1) Maximum payout as determined by Monte Carlo valuation simulation; the disclosed contingency is not subject to a contractual maximum payout.

Item 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL     DISCLOSURE
None.

Item 9A.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2021. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of December 31, 2021 due to material weaknesses in our internal control over financial reporting, which are described below in “Management’s Annual Report on Internal Control over Financial Reporting”.

Management’s Annual Report on Internal Control over Financial Reporting

Our management, including our CEO and CFO, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021 based on the framework and criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

We acquired Punchh Inc. on April 8, 2021. Accordingly, due to the timing and complexity of the acquisition, as permitted by SEC guidance, management’s assessment of the Company’s internal control over financial reporting as of December 31, 2021 excludes Punchh. Punchh's total assets constituted 3.6% and its total revenues constituted 9.8% of our consolidated financial condition and results of operations as of the year ended December 31, 2021. Our management is currently in the process of evaluating Punchh’s controls and procedures and integrating Punchh into our system of internal control over financial reporting.

As a result of management’s evaluation of the effectiveness of our internal control over financial reporting, our CEO and CFO concluded that as of December 31, 2021, the Company had material weaknesses related to two components of the COSO framework - control activities and monitoring activities, and, as a result, our internal control over financial reporting was not effective as of December 31, 2021. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As of December 31, 2021, management identified the following material weaknesses in two components of internal control over financial reporting as defined by COSO.

Control activities: Management identified deficiencies in the principles associated with the control activities component of the COSO framework. Specifically, these control deficiencies constitute material weaknesses, either individually or in the aggregate, relating to: (i) developing control activities that contribute to the mitigation of risks to the achievement of objectives to acceptable levels and (ii) deploying control activities through internal control policies that establish what is expected and procedures that put policies into action.

Monitoring activities: Management identified deficiencies in the principles associated with the monitoring component of the COSO framework. Specifically, these control deficiencies constitute material weaknesses, either individually or in the aggregate, relating to (i) selecting, developing, and performing ongoing evaluation to ascertain whether the components of internal controls are present and functioning, and (ii) evaluating and communicating internal control deficiencies in a timely manner to those parties responsible for taking corrective action.

The following factors contributed to the identified material weaknesses in the Company’s control and monitoring activities:

•The Punchh Acquisition and capital markets transactions during the second and third quarters of 2021 were non-recurring transactions that led to deficient control activities and delayed testing of certain newly implemented or redesigned controls.

•The Company’s redesign of certain controls in 2021 did not include all of the design elements of control activities to address the risks of material misstatement, including the timeliness of the performance of the controls, as well as the completeness and accuracy of the controls over the information used in those controls.

•Certain control activities involving information obtained from a third-party specialist to the Company and reviewed by management resulted in errors; these errors were subsequently corrected by management without impact to Company’s financial statements.

•Delays in control testing negatively impacted the timing of identifying deficiencies, limiting management’s ability to provide appropriate oversight, monitoring and enforcement of corrective actions.

The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report included in this Annual Report. This report contains an adverse opinion on the effectiveness of our internal control over financial reporting.

Remediation Efforts to Address the Material Weaknesses

While the Company has improved its organizational capabilities, the material weaknesses identified in the prior year remain unremediated as of December 31, 2021 and the Company’s remediation efforts will continue to take place in 2022.

In response to the material weaknesses in our internal control over financial reporting identified as of December 31, 2020, our management, with the oversight of the audit committee of our Board of Directors, has dedicated resources and efforts to improve our internal controls over financial reporting and has taken action to remediate such material weaknesses. While certain remedial actions were completed, we continue to actively plan for and implement additional control procedures as described below.

The Company continues to strengthen its internal control over financial reporting and has made progress updating the design and implementation of its internal control over financial reporting to remediate the identified material weaknesses. Remediation activities include the following:

•In the quarter ended December 31, 2021, the Company hired an Internal Audit Director, with experience in managing the internal control over financial reporting process for public companies and plans to hire additional internal audit resources.

•The Company will continue to evaluate the assignment of responsibilities, internal and external, associated with the performance of control activities and consider hiring additional resources or providing additional training to existing resources.

•The Company will continue to educate control owners and enhance policies to ensure that all design elements of control activities are addressed in the performance of control activities.

•The Company plans to implement a cloud-based internal audit platform tool in 2022 for purposes of streamlining the internal tracking of the Company’s internal control over financial reporting efforts, including real-time tracking of remediation efforts. This platform will also serve as the repository for the evidence necessary to demonstrate that control activities are operating as designed.

•The Company will enhance the design of its controls over non-routine, complex transactions, and control activities that involve the use of third parties.

•The Company will continue the process of implementing or enhancing control activities, including automating manual processes, which is expected to help increase the efficiency of processing transactions and produce accurate and timely information.

In addition, under the direction of the audit committee of the Board of Directors, management will continue to review and make necessary changes to the overall design of the Company’s internal control environment, as well as to refine policies and procedures to improve the overall effectiveness of internal control over financial reporting of the Company.

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

Control systems, no matter how well conceived and operated, are designed to provide a reasonable, but not an absolute, level of assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and management must apply judgment in evaluating the benefits of possible controls and procedures relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Because of the inherent limitations in any control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control over Financial Reporting

Except as noted above, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended December 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of PAR Technology Corporation:

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of PAR Technology Corporation’s (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weaknesses identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated March 1, 2022, expressed an unqualified opinion on those financial statements.

As described in Management’s Annual Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Punchh, Inc. and subsidiaries, which was acquired on April 8, 2021, and whose financial statements constitute, in aggregate, 3.6% of total assets and 9.8% of revenues of the consolidated financial statement amounts as of and for the year ended December 31, 2021. Accordingly, our audit did not include the internal control over financial reporting at Punchh, Inc. and subsidiaries.

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

Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment: deficiencies in the principles associated with the control activities component of the COSO framework, which, either individually or in the aggregate, constitute a material weakness relating to: (i) developing control activities that contribute to the mitigation of risks to the achievement of objectives to acceptable levels and (ii) deploying control activities through internal control policies that establish what is expected and procedures that put policies into action. In addition, deficiencies in the principles associated with the monitoring component of the COSO framework, which, either individually or in the aggregate, constitute a material weakness relating to: (iii) selecting, developing, and performing ongoing evaluation to ascertain whether the components of internal controls are present and functioning, and (iv) evaluating and communicating internal control deficiencies in a timely manner to those parties responsible for taking corrective action. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2021, of the Company, and this report does not affect our report on such financial statements.

/s/ Deloitte & Touche LLP

Rochester, New York
March 1, 2022

Item 9B.     OTHER INFORMATION

Not Applicable.

PART III

Item 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be included in our definitive proxy statement for our 2022 Annual Meeting of Stockholders and is incorporated herein by reference as it appears under the headings, “Proposal 1: Election of Directors,” “Directors,” “Executive Officers” “Corporate Governance - Code of Conduct,” and “Corporate Governance - Committees - Audit Committee.”

Item 11.     EXECUTIVE COMPENSATION

The information required by this item will be included in our definitive proxy statement for our 2022 Annual Meeting of Stockholders and is incorporated herein by reference as it appears under the headings, “Director Compensation” and “Overview of Executive Compensation.”

Item 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND     RELATED STOCKHOLDER MATTERS
The information required by this item will be included in our definitive proxy statement for our 2022 Annual Meeting of Stockholders and is incorporated herein by reference as it appears under the headings, “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management.”

Item 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be included in our definitive proxy statement for our 2022 Annual Meeting of Stockholders and is incorporated herein by reference as it appears under the headings, “Transactions with Related Persons” and “Corporate Governance – Director Independence.”

Item 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be included in our definitive proxy statement for our 2022 Annual Meeting of Stockholders and is incorporated herein by reference as it appears under the heading, “Principal Accounting Fees and Services.”
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

(a) 3. Exhibits

		Incorporated by reference into this Annual Report on Form 10-K
Exhibit Number	Exhibit Description	Form (File No.)	Exhibit	Date Filed/Furnished
2.1	Agreement and Plan of Merger, dated April 8, 2021, by and among PAR Technology Corporation, ParTech, Inc., Sliver Merger Sub Inc., Punchh Inc. and Fortis Advisors LLC	Form 8-K (File No. 001-09720)	2.1	4/8/2021

2.2	Interest Purchase Agreement, dated November 7, 2019, by and among the Drew D. Peloubet Family Trust DTD 6/29/09, Steven A. Roberts, Gary Saling, PJCDSG, Inc., ParTech, Inc., PAR Technology Corporation and Drew D. Peloubet	Form 8-K (File No. 001-09720)	2.1	11/17/2019

2.2 ***	Stock Purchase Agreement, dated as of September 18, 2014, among Brink Software Inc., the Shareholders, ParTech, Inc. and PAR Technology Corporation	Form 10-Q (File No. 001-09720)	10.3	11/14/2014

3.1	Restated Certificate of Incorporation, dated November 20, 2020	Form 10-K (File No. 001-09720)	3.1	3/16/2021

3.2	Bylaws, as adopted on March 29, 2020	Form 10-Q (File No.001-09720)	3	5/11/2020

4.1	Specimen Certificate for shares of common stock	Form S-2 (File No. 333-04077)	4	5/20/1996

4.2	Indenture, dated as of February 10, 2020, between PAR Technology Corporation, as Issuer, and the Bank of New York Mellon Trust Company, N.A., as Trustee	Form 8-K (File No. 001-09720)	4.1	2/10/2020

4.3	Base Indenture, dated as of September 17, 2021, between PAR Technology Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee	Form 8-K (File No. 001-09720)	4.1	9/17/2021

4.4	First Supplemental Indenture, dated as of September 17, 2021, between PAR Technology Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee.	Form 8-K (File No. 001-09720)	4.2	9/17/2021

4.5	Indenture, dated as of April 15, 2019, between PAR Technology Corporation, as Issuer, and the Bank of New York Mellon Trust Company, N.A., as Trustee	Form 8-K (File No. 001-09720)	4.1	4/15/2019

4.6	Description of Securities			Filed herewith

10.1 ††	PAR Technology Corporation 2005 Equity Incentive Plan, as amended	Form S-8 (File No. 333-187246)	4.1	3/14/2013

10.2 ††	PAR Technology Corporation Restricted Stock Agreement pursuant to the 2005 Equity Incentive Plan (Form)	Form 10-Q (File No. 001-09720)	10.1	8/8/2013

10.3 ††	PAR Technology Corporation 2005 Equity Incentive Plan Notice of Award (Form)	Form 10-K (File No. 001-09720)	10.17	3/14/2014

10.4 ††	PAR Technology Corporation 2005 Equity Incentive Plan Outside Director Notice of Restricted Stock Award and Agreement (Form)	Form 10-K (File No. 001-09720)	10.21	3/31/2015

		Incorporated by reference into this Annual Report on Form 10-K
Exhibit Number	Exhibit Description	Form (File No.)	Exhibit	Date Filed
10.5 ††	PAR Technology Corporation 2005 Equity Incentive Plan Notice of Award and Agreement (Form)	Form 10-K (File No. 001-09720)	10.23	3/31/2015

10.6 ††	PAR Technology Corporation 2015 Equity Incentive Plan	Form S-8 (File No. 333-208063)	4.2	11/16/2015

10.7 ††	PAR Technology Corporation 2015 Equity Incentive Plan Notice of Award (Form)	Form S-8 (File No. 333-208063)	4.3	11/16/2015

10.8 ††	PAR Technology Corporation 2015 Equity Incentive Plan Outside Director Notice of Restricted Stock Award and Agreement (Form)	Form S-8 (File No. 333-208063)	4.4	11/16/2015

10.9 ††	Employment Offer Letter, dated November 14, 2016, between Bryan Menar and PAR Technology Corporation	Form 10-K (File No. 001-09720)	10.22	4/17/2017

10.10 ††	PAR Technology Corporation 2015 Equity Incentive Plan - Grant Notice - Option Award and Option Award Agreement (Form Effective November 2017)	Form 10-K (File No. 001-09720)	10.16	3/16/2018

10.11 ††	PAR Technology Corporation 2015 Equity Incentive Plan - Grant Notice - Restricted Stock Award and Restricted Stock Award Agreement (Form Effective November 2017, employees and directors)	Form 10-K (File No. 001-09720)	10.17	3/16/2018

10.12	Purchase Agreement, dated April 15, 2019, by and between PAR Technology Corporation and Jefferies LLC, as Initial Purchaser	Form 8-K (File No. 001-09720)	10.1	4/15/2019

10.13 ††	Amended and Restated PAR Technology Corporation 2015 Equity Incentive Plan	Form S-8 (File No. 333-232589)	99.1	7/9/2019

10.14 ††	Form of Amended and Restated PAR Technology Corporation 2015 Equity Incentive Plan - Grant Notice - Option Award and Option Award Agreement	Form 10-Q (File No. 001-09720)	10.2	8/7/2019

10.15 ††	Form of Amended and Restated PAR Technology Corporation 2015 Equity Incentive Plan - Grant Notice - Restricted Stock Award and Restricted Stock Award Agreement	Form 10-Q (File No. 001-09720)	10.3	8/7/2019

10.16 ††	Grant Notice - Restricted Stock Award and Restricted Stock Award Agreement, Grant Date May 13, 2019, Savneet Singh	Form 10-Q (File No. 001-09720)	10.4	8/7/2019

10.17	Purchase Agreement, dated February 5, 2020, by and between PAR Technology Corporation and Jefferies LLC, as Initial Purchaser	Form 8-K (File No. 001-09720)	10.1	2/10/2020

10.18 ††	Form of Amended and Restated PAR Technology Corporation 2015 Equity Incentive Plan - Grant Notices - Restricted Stock Unit Award and Restricted Stock Unit Award Agreement	Form 10-K (File No. 001-09720)	10.15	3/16/2020

10.19 ††	Employment Letter: Service as Chief Executive Officer, dated February 27, 2020, between PAR Technology Corporation and Savneet Singh	Form 10-K (File No. 001-09720)	10.20	3/16/2020

		Incorporated by reference into this Annual Report on Form 10-K
Exhibit Number	Exhibit Description	Form (File No.)	Exhibit	Date Filed
10.20††	Amended and Restated PAR Technology Corporation 2015 Equity Incentive Plan, as amended, June 4, 2020	Form S-8 (File No. 333-239230)	99.1	6/17/2020

10.21	Underwriting Agreement with Jeffries, LLC	Form 8-K (File No. 001-09720)	1.1	10/1/2020

10.22††	Amendment to Employment Letter between PAR Technology Corporation and Savneet Singh, dated February 16, 2021	Form 10-K (File No. 001-09720)	10.24	3/16/2021

10.23	Credit Agreement, dated April 8, 2021, by and among PAR Technology Corporation, its subsidiaries party thereto as guarantors and Owl Rock First Lien Master Fund, L.P., as administrative agent.	Form 8-K (File No. 001-09720)	10.1	4/8/2021

10.24	Securities Purchase Agreement, dated April 8, 2021, between PAR Technology Corporation and PAR Act III, LLC	Form 8-K (File No. 001-09720)	10.2	4/8/2021

10.25	Securities Purchase Agreement, dated April 8, 2021, among PAR Technology Corporation and certain funds and accounts advised by T. Rowe Price Associates, Inc., acting as investment adviser	Form 8-K (File No. 001-09720)	10.3	4/8/2021

10.26	Registration Rights Agreement, dated April 8, 2021, between PAR Technology Corporation and PAR Act III, LLC	Form 8-K (File No. 001-09720)	10.4	4/8/2021

10.27	Registration Rights Agreement, dated April 8, 2021, among PAR Technology Corporation and certain funds and accounts advised by T. Rowe Price Associates, Inc., acting as investment adviser	Form 8-K (File No. 001-09720)	10.5	4/8/2021

10.28	Investor Rights Agreement, dated April 8, 2021, between PAR Technology Corporation and PAR Act III, LLC	Form 8-K (File No. 001-09720)	10.6	4/8/2021

10.29	Common Stock Purchase Warrant, dated April 8, 2021, in favor of PAR Act III, LLC	Form 8-K (File No. 001-09720)	10.7	4/8/2021

10.30	Underwriting Agreement, dated as of September 14, 2021 between PAR Technology Corporation and Goldman Sachs & Co. LLC as representative of the Equity Underwriters	Form 8-K (File No. 001-09720)	1.1	9/17/2021

10.31	Underwriting Agreement, dated as of September 14, 2021 between PAR Technology Corporation and Goldman Sachs & Co. LLC as representative of the Debt Underwriters	Form 8-K (File No. 001-09720)	1.2	9/17/2021

10.32††	Offer of Employment letter, dated October 4, 2021, to Raju Malhotra			Filed herewith

10.33††	Offer of Employment letter, dated October 28, 2021, to Michael D. Nelson			Filed herewith

10.34††	Transition Services Agreement, dated November 29, 2021, with Matthew Cicchinelli			Filed herewith

Incorporated by reference into this Annual Report on Form 10-K
Exhibit Number	Exhibit Description	Form (File No.)	Exhibit	Date Filed
21	Subsidiaries of PAR Technology Corporation			Filed herewith

23.1	Consent of Deloitte & Touche LLP			Filed herewith

23.2	Consent of BDO USA, LLP			Filed herewith

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended			Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended			Filed herewith

32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350			Furnished herewith

32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350			Furnished herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document			Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document			Filed herewith

101.INS	XBRL Instance Document			Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document			Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document			Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document			Filed herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).			Filed herewith
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

PAR TECHNOLOGY CORPORATION

March 1, 2022	/s/ Savneet Singh
Savneet Singh
Chief Executive Officer & President
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Savneet Singh	Chief Executive Officer, President & Director
Savneet Singh	(Principal Executive Officer)	March 1, 2022

/s/ Bryan A. Menar	Chief Financial and Accounting Officer
Bryan A. Menar	(Principal Financial Officer and Principal Accounting Officer)	March 1, 2022

/s/ Cynthia A. Russo
Cynthia A. Russo	Director	March 1, 2022

/s/ Douglas G. Rauch
Douglas G. Rauch	Director	March 1, 2022

/s/ Keith Pascal
Keith Pascal	Director	March 1, 2022

/s/ Narinder Singh
Narinder Singh	Director	March 1, 2022

/s/ James C. Stoffel
James C. Stoffel	Director	March 1, 2022