Form 10-Q
period 2022-03-31
PAR TECHNOLOGY CORP
filed 2022-05-10
CIK 708821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2022
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

Large Accelerated Filer ☑	Accelerated Filer ☐	Non-Accelerated Filer ☐
Smaller Reporting Company ☐	Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of May 3, 2022, 27,062,382 shares of the registrant’s common stock, $0.02 par value, were outstanding.

PAR TECHNOLOGY CORPORATION

PART I
FINANCIAL INFORMATION
“PARTM,” “Brink POS®,” “Punchh®,” “Data Central®,” “Restaurant Magic®,” “PAR PhaseTM,” “PixelPoint®” and other trademarks appearing in this Quarterly Report belong to us. This Quarterly Report may also contain trade names and trademarks of other companies. Our use of such other companies’ trade names or trademarks is not intended to imply any endorsement or sponsorship by these companies of us or our products or services.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 (“Quarterly Report”) contains “forward-looking statements” within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not historical in nature, but rather are predictive of PAR’s future operations, financial condition, financial results, business strategies and prospects. Forward-looking statements are generally identified by words such as “anticipate,” “believe,” “can”, “could”, “continue,” “expect,” “estimate,” “future”, “goal”, “intend,” “may,” “opportunity,” “plan,” “should,” “target”, “will,” “would,” “will likely result,” and similar expressions. Forward-looking statements are based on management's current expectations and assumptions that are subject to risks and uncertainties, many of which are beyond PAR’s control, which could cause PAR’s actual results to differ materially from those expressed in or implied by forward-looking statements, including statements relating to and PAR’s expectations regarding the effects of COVID-19 on its business, financial condition, and results of operations and the mitigating or otherwise intended impact of PAR’s responses to the same; the timing and expected benefits of acquisitions, divestitures, and capital markets transactions; statements of the plans, strategies and objectives of management for future operations, including PAR’s unified commerce cloud platform and its go-to-market strategy; statements concerning the expected development, demand, performance, market share or competitive performance relating to PAR’s products or services; projections of net revenue, margins, expenses, effective tax rates, net earnings, net earnings per share, cash flows, deferred taxes, or other financial items, or of PAR’s annual recurring revenue, active sites, net loss, net loss per share and other key performance indicators and financial measures; statements concerning potential supply constraints, component shortages, manufacturing disruptions or logistics challenges; statements about PAR’s human capital strategy and engagement; statements regarding current or future macroeconomic trends or geopolitical events and the impact of those trends and events on PAR and its financial performance; statements regarding claims, disputes or other litigation matters; and any statements of assumptions underlying any of the foregoing. Factors, risks, trends, and uncertainties that could cause PAR’s actual results to differ materially from those expressed in or implied by forward-looking statements include the effects of COVID-19 on PAR’s business, financial condition, and results of operations and the timing and actions by PAR, as well as by governments, businesses, customers and consumers, including store closures (temporary or permanent), decreased or delayed product and service adoptions and installations, delayed payments or payment defaults by customers, and the health and safety of PAR’s employees; PAR’s ability to add and maintain active sites, retain and manage third-party suppliers, secure alternative suppliers, and navigate component shortages, manufacturing disruptions and logistics challenges, shipping delays and increased costs; PAR’s ability to successfully attract, hire and retain necessary qualified employees to develop and expand its business, as exacerbated by the “Great Resignation” or “Big Quit”; the protection of PAR’s intellectual property; PAR’s ability to increase the number of integration partners, and acquire and/or develop relevant technology offerings for current, new, and potential customers for the build-out of its unified commerce cloud platform; the impact of macroeconomic trends and geopolitical events, including the effects of the Russia-Ukraine conflict and inflation; risks associated with PAR’s international operations; changes in estimates and assumptions PAR makes in connection with the preparation of its financial statements and in building business and operational plans and strategies; disruptions in operations from system security risks, data protection breaches, and cyberattacks; PAR’s agility to execute its business and strategies and manage its business continuity risks, including disruptions or delays in product assembly and fulfillment and limitations on PAR’s selling and marketing efforts; potential impacts, liabilities and costs from pending or potential investigations, claims and disputes; and other factors, risks, trends and uncertainties that could cause PAR’s actual results to differ materially from those expressed in or implied by forward-looking statements contained in this Quarterly Report, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the Securities and Exchange Commission (“SEC”) on March 1, 2022, and in our other filings with the SEC. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise, except as may be required under applicable securities law.

PART I – FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS (unaudited)

PAR TECHNOLOGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)

Assets	March 31, 2022	December 31, 2021
Current assets:
Cash and cash equivalents	$163,207	$188,419
Accounts receivable – net	54,571	49,978
Inventories	40,930	35,078
Other current assets	11,379	9,532
Total current assets	270,087	283,007
Property, plant and equipment – net	13,429	13,709
Goodwill	457,433	457,306
Intangible assets – net	114,579	118,763
Lease right-of-use assets	3,935	4,348
Other assets	12,233	11,016
Total assets	$871,696	$888,149
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$533	$705
Accounts payable	22,623	20,845
Accrued salaries and benefits	12,718	17,265
Accrued expenses	3,943	5,042
Lease liabilities – current portion	2,153	2,266
Customer deposits and deferred service revenue	16,367	14,394
Total current liabilities	58,337	60,517
Lease liabilities – net of current portion	2,116	2,440
Deferred service revenue – noncurrent	6,463	7,597
Long-term debt	387,681	305,845
Other long-term liabilities	5,629	7,405
Total liabilities	460,226	383,804
Shareholders’ equity:
Preferred stock, $.02 par value, 1,000,000 shares authorized	—	—
Common stock, $.02 par value, 58,000,000 shares authorized, 28,278,562 and 28,094,333 shares issued, 27,052,454 and 26,924,397 outstanding at March 31, 2022 and December 31, 2021, respectively	565	562
Additional paid in capital	578,628	640,937
Accumulated deficit	(151,535)	(122,505)
Accumulated other comprehensive loss	(3,192)	(3,704)
Treasury stock, at cost, 1,226,108 shares and 1,181,449 shares at March 31, 2022 and December 31, 2021, respectively	(12,996)	(10,945)
Total shareholders’ equity	411,470	504,345
Total Liabilities and Shareholders’ Equity	$871,696	$888,149

See accompanying notes to unaudited interim condensed consolidated financial statements

PAR TECHNOLOGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,

	2022	2021
Revenues, net:
Product	$25,073	$18,556
Service	33,773	18,028
Contract	21,439	17,883
Total revenues, net	80,285	54,467
Costs of sales:
Product	19,997	14,885
Service	19,796	12,695
Contract	19,879	16,687
Total cost of sales	59,672	44,267
Gross margin	20,613	10,200
Operating expenses:
Selling, general and administrative	22,368	14,537
Research and development	10,841	5,809
Amortization of identifiable intangible assets	213	275
Gain on insurance proceeds	—	(4,400)
Total operating expenses	33,422	16,221
Operating loss	(12,809)	(6,021)
Other expense, net	(368)	(51)
Interest expense, net	(2,463)	(2,160)
Loss before provision for income taxes	(15,640)	(8,232)
Provision for income taxes	(10)	(39)
Net loss	$(15,650)	$(8,271)
Net loss per share (basic and diluted)	$(0.58)	$(0.38)
Weighted average shares outstanding (basic and diluted)	26,970	21,929

See accompanying notes to unaudited interim condensed consolidated financial statements

PAR TECHNOLOGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Net loss	$(15,650)	$(8,271)
Other comprehensive income (loss), net of applicable tax:
Foreign currency translation adjustments	512	(302)
Comprehensive loss	$(15,138)	$(8,573)

See accompanying notes to unaudited interim condensed consolidated financial statements

PAR TECHNOLOGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Shareholders’ Equity
	Shares	Amount				Shares	Amount
Balances at December 31, 2021	28,095	$562	$640,937	$(122,505)	$(3,704)	1,181	$(10,945)	$504,345
Impact of ASU 2020-06 implementation (see Note 1 - Basis of Presentation)			(66,656)	(13,380)				(80,036)
Balances at January 1, 2022	28,095	$562	$574,281	$(135,885)	$(3,704)	1,181	$(10,945)	$424,309
Issuance of common stock upon the exercise of stock options	96	2	811	—	—	—	—	813
Net issuance of restricted stock awards and restricted stock units	88	1	—	—	—	—	—	1
Treasury stock acquired from employees upon vesting or forfeiture of restricted stock	—	—	—	—	—	45	(2,051)	(2,051)
Stock-based compensation	—	—	3,536	—	—	—	—	3,536
Foreign currency translation adjustments	—	—	—	—	512	—	—	512
Net loss	—	—	—	(15,650)	—	—	—	(15,650)
Balances at March 31, 2022	28,279	$565	$578,628	$(151,535)	$(3,192)	1,226	$(12,996)	$411,470

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock		Total Shareholders’ Equity
	Shares	Amount				Shares	Amount
Balances at January 1, 2021	22,983	$459	$243,575	$(46,706)	$(3,936)	1,066	$(4,987)	$188,405
Issuance of common stock upon the exercise of stock options	34	1	408	—	—	—	—	409
Net issuance of restricted stock units	87	2	263	—	—	—	—	265
Treasury stock acquired from employees upon vesting or forfeiture of restricted stock	—	—	—	—	—	76	(3,974)	(3,974)
Stock-based compensation	—	—	1,320	—	—	—	—	1,320
Foreign currency translation adjustments	—	—	—	—	(302)	—	—	(302)
Net loss	—	—	—	(8,271)	—	—	—	(8,271)
Balances at March 31, 2021	23,104	$462	$245,566	$(54,977)	$(4,238)	1,142	$(8,961)	$177,852

See accompanying notes to unaudited interim condensed consolidated financial statements

PAR TECHNOLOGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(15,650)	$(8,271)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	6,400	2,810
Accretion of debt in interest expense	486	1,180
Current expected credit losses	326	18
Provision for obsolete inventory	529	210
Stock-based compensation	3,536	1,320
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(4,868)	4,267
Inventories	(6,338)	(3,850)
Other current assets	(1,849)	(4,343)
Other assets	(1,353)	421
Accounts payable	1,906	5,658
Accrued salaries and benefits	(4,511)	(3,916)
Accrued expenses	(1,117)	1,332
Customer deposits and deferred service revenue	1,651	143
Other long-term liabilities	(346)	(413)
Net cash used in operating activities	(21,198)	(3,434)
Cash flows from investing activities:
Cash paid for acquisition	(1,212)	—
Capital expenditures	(280)	(152)
Capitalization of software costs	(1,568)	(1,517)
Net cash used in investing activities	(3,060)	(1,669)
Cash flows from financing activities:
Principal payments of long-term debt	(173)	(163)
Treasury stock acquired from employees upon vesting or forfeiture of restricted stock	(2,051)	(2,362)
Proceeds from exercise of stock options	813	409
Net cash used in financing activities	(1,411)	(2,116)
Effect of exchange rate changes on cash and cash equivalents	457	(345)
Net decrease in cash and cash equivalents	(25,212)	(7,564)
Cash and cash equivalents at beginning of period	188,419	180,686
Cash and equivalents at end of period	$163,207	$173,122

See accompanying notes to unaudited interim condensed consolidated financial statements

PAR TECHNOLOGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$9	$19
Capitalized software recorded in accounts payable	13	317
Capital expenditures in accounts payable	73	122

See accompanying notes to unaudited interim condensed consolidated financial statements

PAR TECHNOLOGY CORPORATION
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements (“financial statements”) of PAR Technology Corporation and its consolidated subsidiaries (collectively, the “Company”, “PAR”, “we”, “us” or “our Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements as promulgated by the SEC. In the opinion of management, the Company's financial statements include all normal and recurring adjustments necessary in order to make the financial statements not misleading and to provide a fair presentation of the Company's financial results for the interim period included in this Quarterly Report. Interim results are not necessarily indicative of results for the full year or any future periods. The information included in this Quarterly Report should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “2021 Annual Report”).

The preparation of the financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include revenue recognition, stock-based compensation, the recognition and measurement of assets acquired and liabilities assumed in business combinations at fair value, the carrying amount of property, plant and equipment including right-to-use assets and liabilities, identifiable intangible assets and goodwill, the measurement of liabilities and equity recognized for outstanding convertible notes, current expected credit losses for receivables, net realizable value for inventories, and measurement of contingent consideration at fair value. Actual results could differ from these estimates. The Company's estimates and assumption are subject to uncertainties, including those associated with market conditions, risks and trends and the ongoing COVID-19 pandemic.

The Company operates in two distinct reporting segments, Restaurant/Retail and Government. The Company’s chief operating decision maker is the Company’s Chief Executive Officer. The Restaurant/Retail segment provides enterprise restaurants, franchisees, and other restaurant outlets in the three major restaurant categories, quick service, fast casual, and table service, with operational efficiencies, offering them an integrated cloud solution by combining Brink POS cloud software for front-of-house, Data Central back-office cloud solution, PAR Pay and PAR Payment Services for payments, and Punchh loyalty and engagement solution on a unified commerce cloud platform. The Government segment provides technical expertise and development of advanced systems and software solutions for the U.S. Department of Defense (“DoD”) and other federal agencies, as well as satellite command and control, communication, and IT mission systems at several DoD facilities worldwide. The financial statements also include corporate operations, which are comprised of enterprise-wide functional departments.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with a remaining maturity of three months or less, to be cash equivalents, including money market funds.

The Company maintained bank balances that, at times, exceeded the federally insured limit during the three months ended March 31, 2022. The Company has not experienced losses relating to these deposits and management does not believe that the Company is exposed to any significant credit risk with respect to these amounts.

Cash and cash equivalents consist of the following:

(in thousands)	March 31, 2022	December 31, 2021
Cash and cash equivalents
Cash	$72,076	$69,249
Money market funds	91,131	119,170
Total cash and cash equivalents	$163,207	$188,419

Gain on Insurance Proceeds

During the first quarter of 2021, the Company received $4.4 million of insurance proceeds in connection with the settlement of a legacy claim. No insurance proceeds were received during the three months ended March 31, 2022.

Other Long-Term Liabilities

Other liabilities represent amounts owed to employees that participate in the Company’s deferred compensation plan and the long-term portion of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) deferred payroll taxes. Amounts owed to employees participating in the deferred compensation plan was $2.1 million and $2.4 million at March 31, 2022 and December 31, 2021, respectively.

Under the CARES Act employers can defer payment of the employer portion of social security taxes through the end of 2020: 50% of the deferred amount was due December 31, 2021 and the remaining 50% is due December 31, 2022. As allowed under the CARES Act, the Company deferred payment of the employer portion of social security taxes through the end of 2020. As of December 31, 2020, the Company deferred a total of $2.8 million and in connection with the Punchh Acquisition during 2021, an additional $1.0 million of deferred payroll taxes were recognized. The Company paid $1.9 million in December 2021 and the remaining balance is to be paid in December 2022. Deferred payroll taxes were $1.9 million at March 31, 2022 and December 31, 2021 and were included within accrued salaries and benefits on the condensed consolidated balance sheets.

Related Party Transactions

Act III Management LLC (“Act III Management”), a service company to the restaurant, hospitality, and entertainment industries, provides software development and restaurant technology consulting services to the
Company pursuant to a master development agreement. Keith Pascal, a director of the Company, is an employee of
Act III Management and serves as its vice president and secretary. Mr. Pascal does not have an ownership interest in Act III Management. As of March 31, 2022, the Company had $0.1 million of accounts payable owed to Act III Management and in the three months ended March 31, 2022, the Company paid Act III Management $0.2 million for services performed under the master development agreement.

Recently Adopted Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40). The new guidance is intended to simplify the accounting for certain convertible instruments with characteristics of both liability and equity. The guidance removes certain accounting models which separate the embedded conversion features from the host contract for convertible instruments. As a result, after the adoption of this guidance, an entity’s convertible debt instrument will be wholly accounted for as debt. The guidance also expands disclosure requirements for convertible instruments and simplifies areas of the guidance for diluted earnings-per-share calculations by requiring the use of the if-converted method. The guidance is effective for fiscal years beginning after December 15, 2021 and can be adopted on either a fully retrospective or modified retrospective basis. The Company adopted the new standard as of January 1, 2022 under the modified retrospective method and recorded a cumulative effect upon adoption of a $81.3 million increase to convertible notes, $66.6 million reduction to other paid in capital, $13.4 million reduction to accumulated deficit, and a $1.3 million reduction to deferred tax liability to reflect the reversal of the separation of the convertible debt between debt and equity. Prior year presentation of debt was not impacted. The adoption of this standard also decreased the amount of non-cash interest expense to be recognized in future periods as a result of eliminating the discount associated with the equity component. There was no impact to the Company’s condensed consolidated statements of cash flows as the result of the adoption of ASU No. 2020-06.

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which is intended to require acquiring entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination. ASU 2021-08 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022, with early adoption permitted. The Company early adopted the new standard as of January 1, 2022, with no impact to the Company's condensed consolidated financial statements at adoption. Future impact of adoption is dependent on Company's activity as an acquiring entity in transactions subject to Topic 805.

With the exception of the standards discussed above, there were no other recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2022 that are of significance or potential significance to the Company.

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

The Company usually expects payment within 30 to 90 days from satisfaction of its performance obligations. None of its contracts as of March 31, 2022 or March 31, 2021 contained a significant financing component.

Performance Obligations Outstanding

The Company's performance obligations outstanding represent the transaction price of firm, non-cancellable orders, with expected delivery dates to customers after March 31, 2022 and 2021, respectively, for work that has not yet been performed. The activity of outstanding performance obligations as it relates to customer deposits and deferred service revenue is as follows:

(in thousands)	2022	2021
Beginning balance - January 1	$20,046	$11,082
Recognition of deferred revenue	(9,941)	(2,603)
Deferral of revenue	10,857	2,597
Ending balance - March 31	$20,962	$11,076
The above table excludes customer deposits of $1.9 million and $1.6 million for the three months ended March 31, 2022 and 2021, respectively. The majority of the deferred revenue balances above relate to professional services, maintenance agreements, and software licenses. These balances are recognized on a straight-line basis over the life of the contract, with the majority of the balance being recognized within the next twelve months.

In the Restaurant/Retail segment most performance obligations relate to service and support contracts, approximately 69% of which the Company expects to fulfill within 12 months. The Company expects to fulfill 100% of support and service contracts within 60 months. At March 31, 2022 and December 31, 2021, transaction prices allocated to future performance obligations were $21.0 million and $20.0 million, respectively.

During the three months ended March 31, 2022 and 2021, the Company recognized revenue included in contract liabilities at the beginning of each respective period of $4.5 million and $2.6 million.

In the Government segment, the value of existing contracts at March 31, 2022, net of amounts relating to work performed to that date, was approximately $195.7 million, of which $42.4 million was funded, and at December 31, 2021, the value of existing contracts, net of amounts relating to work performed to that date, was approximately $195.3 million, of which $38.6 million was funded. The value of existing contracts in the Government segment, net of amounts relating to work performed at March 31, 2022, is expected to be recognized as revenue over time as follows (in thousands):

Next 12 months	$93,962
Months 13-24	57,185
Months 25-36	33,086
Thereafter	11,422
Total	$195,655

Disaggregated Revenue

The Company disaggregates revenue from contracts with customers by major product line for each of its reporting segments because the Company believes it best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

Disaggregated revenue is as follows:

	Three Months Ended March 31, 2022
(in thousands)	Restaurant/Retail point in time	Restaurant/Retail over time	Government over time
Hardware	$24,653	$—	$—
Software	34	19,313	—
Service	5,520	9,326	—
Mission systems	—	—	8,915
Intelligence, surveillance, and reconnaissance solutions	—	—	12,290
Product	—	—	234
Total	$30,207	$28,639	$21,439

	Three Months Ended March 31, 2021
(in thousands)	Restaurant/Retail point in time	Restaurant/Retail over time	Government over time
Hardware	$17,835	$—	$—
Software	243	7,633	—
Service	3,412	7,461	—
Mission systems	—	—	9,547
Intelligence, surveillance, and reconnaissance solutions	—	—	8,131
Product	—	—	205
Total	$21,490	$15,094	$17,883

Practical Expedients and Exemptions

The Company generally expenses sales commissions when incurred because the amortization period would be less than one year or the total amount of commissions is immaterial. Commissions are recorded in selling, general and administrative expenses. The Company elected to exclude from measurement of the transaction price, all taxes assessed by governmental authorities that are both imposed on and concurrent with a specific revenue-producing transaction and collected by the Company from a customer (for example, sales, use, value added, and some excise taxes).

NOTE 3: ACQUISITIONS

During the three months ended March 31, 2022, ParTech, Inc. ("ParTech"), acquired substantially all the assets and liabilities of a privately held restaurant technology company (the "Q1 2022 Acquisition"). The transaction was accounted for as a business combination in accordance with ASC Topic 805, Business Combinations, resulting in an increase to goodwill of $1.2 million. The Company determined that the preliminary fair values of all other assets acquired and liabilities assumed relating to the transaction did not materially affect the Company's financial condition; this determination included the preliminary valuations of identified intangible assets.

On April 8, 2021 (the “Closing Date”), the Company, ParTech, and Sliver Merger Sub, Inc., a wholly owned subsidiary of ParTech (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Punchh Inc. (“Punchh”), and Fortis Advisors LLC, solely in its capacity as the initial Stockholder Representative. Pursuant to the Merger Agreement, on April 8, 2021, Merger Sub merged with and into Punchh (the “Merger”), with Punchh surviving the Merger and becoming a wholly owned subsidiary of the Company (“Punchh Acquisition”).

Allocation of Acquisition Consideration — Punchh Acquisition

The Punchh Acquisition was accounted for as a business combination in accordance with ASC Topic 805, Business Combinations. Accordingly, assets acquired and liabilities assumed in the Punchh Acquisition were accounted for at their final determined respective fair values as of April 8, 2021. The final fair value determinations were based on management's best estimates and assumptions, and through the use of independent valuation and tax consultants.

During the first quarter of 2022, the preliminary fair values of assets and liabilities as of April 8, 2021 were finalized to reflect final acquisition valuation analysis procedures. These adjustments included a $0.8 million reduction of deferred revenue and $0.3 million of other adjustments, resulting in a reduction to goodwill of $1.1 million during the three months ended March 31, 2022. Indemnification assets and liabilities were reduced by $0.1 million during the three months ended March 31, 2022, with $2.1 million remaining in escrow as of March 31, 2022.

The following table presents management's final purchase price allocation for the Punchh Acquisition:

(in thousands)	Purchase price allocation
Cash	$22,714
Accounts receivable	10,214
Property and equipment	592
Lease right-of-use assets	2,473
Developed technology	84,600
Customer relationships	7,500
Indemnification assets	2,109
Trade name	5,800
Prepaid and other acquired assets	2,764
Goodwill	415,055
Total assets	553,821
Accounts payable and accrued expenses	15,617
Deferred revenue	10,298
Loan payables	3,508
Lease liabilities	2,787
Indemnification liabilities	2,109
Deferred taxes	11,794
Consideration paid	$507,708

Unaudited Pro Forma Financial Information

For the three months ended March 31, 2022, the Punchh Acquisition resulted in additional revenues of $11.2 million. Punchh results are monitored by the Company as part of the broader Restaurant/Retail segment and as a result the Company determined it impractical to report net loss for the Punchh Acquisition for the three months ended March 31, 2022. The unaudited pro forma results of operations are not necessarily indicative of the results that would have occurred had the Punchh Acquisition been consummated at January 1, 2021, nor are they necessarily indicative of any future consolidated operating results.

The following table summarizes the Company's unaudited pro forma operating results for the three months ended March 31:

(in thousands)	2021
Total revenue	$62,535
Net loss	$(11,092)

The unaudited pro forma results presented above are for illustrative purposes only and do not reflect the realization of potential cost savings, and any related integration costs. Certain cost savings may result from the Punchh Acquisition; however, there can be no assurance that these cost savings will be achieved. The unaudited pro forma results do not purport to be indicative of the results that would have been obtained, or to be a projection of results that may be obtained in the future.

NOTE 4: ACCOUNTS RECEIVABLE, NET

The Company’s net accounts receivables consist of:

(in thousands)	March 31, 2022	December 31, 2021
Government segment:
Billed	$17,335	$11,667
	17,335	11,667

Restaurant/Retail segment:	37,236	38,311
Accounts receivable - net	$54,571	$49,978

At March 31, 2022 and December 31, 2021, the Company had current expected credit loss of $1.5 million and $1.3 million, respectively, against accounts receivable for the Restaurant/Retail segment.

Changes in the current expected credit loss were as follows for the three months ended March 31:

(in thousands)	2022	2021
Beginning Balance - January 1	$1,306	$1,416
Provisions (reductions)	326	(18)
Write-offs	(88)	(129)
Recoveries	—	(15)
Ending Balance - March 31	$1,544	$1,254

Accounts receivables recorded as of March 31, 2022 and December 31, 2021 represent unconditional rights to payments from customers.

NOTE 5: INVENTORIES

Inventories are used in the manufacture and service of Restaurant/Retail products. The components of inventory, adjusted for reserves, consisted of the following:

(in thousands)	March 31, 2022	December 31, 2021
Finished goods	$23,412	$17,528
Work in process	577	688
Component parts	14,915	14,880
Service parts	2,026	1,982
Inventories	$40,930	$35,078

At March 31, 2022 and December 31, 2021, the Company had excess and obsolescence reserves of $10.2 million and $10.8 million, respectively, against inventories.
NOTE 6: IDENTIFIABLE INTANGIBLE ASSETS AND GOODWILL

The Company's identifiable intangible assets represent intangible assets acquired in acquisitions and software development costs. The Company capitalizes certain costs related to the development of its software platform and other software applications for internal use in accordance with ASC Topic 350-40, Intangibles - Goodwill and Other - Internal - Use Software. The Company begins to capitalize its costs to develop software when preliminary development efforts are successfully completed, management has authorized and committed project funding, and it is probable that the project will be completed and the software will be used as intended. The Company stops capitalizing these costs when the software is substantially complete and ready for its intended use, including the completion of all significant testing. These costs are amortized on a straight-line basis over the estimated useful life of the related asset, generally estimated to be three to seven years. The Company also capitalizes costs related to specific upgrades and enhancements, when it is probable the expenditure will result in additional functionality, and expense costs incurred for maintenance and minor upgrades and enhancements. Costs incurred prior to meeting these criteria together with costs incurred for training and maintenance are expensed as incurred and recorded within research and development expenses in the Company's condensed consolidated statements of operations.

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

Included in identifiable intangible assets are approximately $3.5 million and $3.4 million of costs related to software products that did not satisfy the general release threshold as of March 31, 2022 and December 31, 2021, respectively. These software products will be ready for their intended use within the next 12 months. Software costs placed into service during the three months ended March 31, 2022 and 2021 were $1.5 million and $4.8 million, respectively.

Annual amortization charged to cost of sales is computed using the straight-line method over the remaining estimated economic life of the product, generally three years. Amortization of acquired developed technology for the three months ended March 31, 2022 and 2021 were $3.7 million and $0.9 million, respectively. Amortization of internally developed software costs for the three months ended March 31, 2022 and 2021 were $1.6 million and $1.2 million, respectively.

The components of identifiable intangible assets are:

(in thousands)	March 31, 2022	December 31, 2021	Estimated Useful Life	Weighted-Average Amortization Period
Acquired developed technology	$109,100	$109,100	3 - 7 years	5 years
Internally developed software costs	27,255	25,735	3 years	2.92 years
Customer relationships	12,360	12,360	7 years	5 years
Trade names	1,410	1,410	2 - 5 years	3 years
Non-competition agreements	30	30	1 year	1 year
	150,155	148,635
Less accumulated amortization	(45,244)	(39,479)
	104,911	109,156
Internally developed software costs not meeting general release threshold	3,468	3,407
Trademarks, trade names (non-amortizable)	6,200	6,200	Indefinite
	$114,579	$118,763

The expected future amortization of intangible assets, assuming straight-line amortization of capitalized software development costs and acquisition related intangibles, excluding software costs not meeting the general release threshold, is as follows:

(in thousands)
2022, remaining	$16,922
2023	20,667
2024	17,947
2025	16,534
2026	16,091
Thereafter	16,750
Total	$104,911

The Company operates in two reporting segments, Restaurant/Retail and Government, which are the identified reporting units for purposes of evaluating goodwill impairment. The Company tests goodwill for impairment on an annual basis, or more often if events or circumstances indicate that there may be impairment of goodwill. Goodwill is assigned to a specific reporting unit at the date the goodwill is initially recorded; once assigned, goodwill no longer retains its association with a particular acquisition and all of the activities within the reporting unit, whether acquired organically or from a third-party, are available to support the value of the goodwill.

Goodwill carried by the Restaurant/Retail and Government segments is as follows:

(in thousands)
Beginning balance - December 31, 2021	$457,306
Q1 2022 Acquisition	1,212
ASC 805 measurement period adjustment	(1,085)
Ending balance - March 31, 2022	$457,433
Refer to “Note 3 — Acquisitions”, for additional information on goodwill from the Q1 2022 Acquisition.
NOTE 7: DEBT

The following table summarizes information about the net carrying amounts of long-term debt as of March 31, 2022:

(in thousands)	2024 Notes	2026 Notes	2027 Notes	Total
Principal amount of notes outstanding	$13,750	$120,000	$265,000	$398,750
Unamortized debt issuance cost	(391)	(3,003)	(7,675)	(11,069)
Total long-term portion of notes payable	$13,359	$116,997	$257,325	$387,681

The following table summarizes information about the net carrying amounts of long-term debt as of December 31, 2021:

(in thousands)	2024 Notes	2026 Notes	2027 Notes	Total
Principal amount of notes outstanding	$13,750	$120,000	$265,000	$398,750
Unamortized debt issuance cost	(334)	(2,440)	(5,984)	(8,758)
Unamortized discount	(1,570)	(19,413)	(63,164)	(84,147)
Total long-term portion of notes payable	$11,846	$98,147	$195,852	$305,845
Refer to "Recently Adopted Accounting Pronouncements" within "Note 1 - Basis of Presentation" for additional information relating to impact to discount due to implementation of ASU 2020-06.

Convertible Senior Notes

On September 17, 2021, the Company sold $265.0 million in aggregate principal amount of 1.500% Convertible Senior Notes due 2027 (the “2027 Notes”). The 2027 Notes were issued pursuant to an indenture, dated September 17, 2021, between the Company and The Bank of New York Mellon Trust Company, N.A., as Trustee (the “2027 Indenture”). The 2027 Notes bear interest at a rate of 1.500% per year, which is payable semiannually in arrears on April 15 and October 15 of each year, beginning April 15, 2022. Interest accrues on the 2027 Notes from the last date to which interest has been paid or duly provided for or, if no interest has been paid or duly provided for, from September 17, 2021. Unless earlier converted, redeemed or repurchased, the 2027 Notes mature on October 15, 2027. The Company used net proceeds from the sale, in conjunction with net proceeds from the September 2021 sale of common stock (Refer to “Note 8 — Common Stock” for additional information), to repay in full the principal amount of $180.0 million outstanding as of September 17, 2021 (the “Owl Rock Term Loan”) under the credit agreement entered into on April 8, 2021 by the Company and certain of its U.S. subsidiaries, as guarantors, with the lenders party thereto and Owl Rock First Lien Master Fund, L.P. as administrative agent and collateral agent (the “Owl Rock Credit Agreement”). The Company intends to use the remaining net proceeds from the sale for general corporate purposes, including continued investment in the growth of the Company’s businesses and for other working capital needs. The Company may also use a portion of the net proceeds to acquire or invest in other assets complementary to the Company’s businesses or for repurchases of the Company’s other indebtedness.

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

Prior to the Company adopting ASU 2020-06 on January 1, 2022, the carrying amount of the liability component of the Notes was calculated by estimating the fair value of similar notes that do not have associated convertible features. The carrying amount of the equity component, representing the conversion option, was determined by deducting the fair value of the liability component from the fair value amount of the Notes. The valuation model used in determining the fair value of the liability component for the Notes includes inputs, such as the implied debt yield within the nonconvertible borrowing rate. The implied estimated effective rate of the liability component of the 2024 Notes, 2026 Notes, and 2027 Notes was 10.2%, 7.3%, and 6.5% respectively.

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

Prior to the Company adopting ASU 2020-06 on January 1, 2022, in accordance with ASC Topic 470-20 Debt with Conversion and Other Options — Beneficial Conversion Features, at respective issuance dates, the initial measurement of the 2024 Notes at fair value resulted in a liability of $62.4 million and implied value of the convertible feature recognized to additional paid in capital of $17.6 million; the initial measurement of the 2026 Notes at fair value resulted in a liability of $93.8 million and implied value of the convertible feature recognized to additional paid in capital of $26.2 million; and, the initial measurement of the 2027 Notes at fair value resulted in a liability of $199.2 million and implied value of the convertible feature recognized to additional paid in capital of $65.8 million. Issuance costs for the Notes amounted to $4.9 million, $4.2 million, and $8.3 million for the 2024 Notes, 2026 Notes, and 2027 Notes, respectively. These costs were allocated to debt and equity components on a ratable basis. For the 2024 Notes, this amounted to $3.8 million and $1.1 million to the debt and equity components, respectively. For the 2026 Notes, this amounted to $3.3 million and $0.9 million to the debt and equity components, respectively. For the 2027 Notes, this amounted to $6.2 million and $2.1 million to the debt and equity components, respectively. Refer to 'Recently Adopted Accounting Pronouncements' in Note 1 for a summary of the Company's January 1, 2022 adoption of ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40).

The Indentures contain covenants that, among other things, restrict the Company’s ability to merge, consolidate or sell, or otherwise dispose of, substantially all of its assets and customary Events of Default (as defined in the Indentures).

Prior to the Company adopting ASU 2020-06 on January 1, 2022, the Company recorded an income tax liability of $15.6 million in 2021 associated with the portion of the 2027 Notes that was classified within shareholders' equity. GAAP requires the offset of the deferred tax liability to be classified within shareholders' equity, consistent with the equity portion of the 2027 Notes. The creation of the deferred tax liability produced evidence of recoverability of the Company's net deferred tax assets, which resulted in the release of a valuation allowance, totaling $14.9 million, that was also classified within shareholders' equity pursuant to ASU 2019-12.

Credit Facility

In connection with, and to partially fund the approximately $397.5 million in cash paid to former Punchh equity holders (the "Cash Consideration") for the Punchh Acquisition, on April 8, 2021, the Company entered into the Owl Rock Credit Agreement. Issuance costs, which included a 2% Original Issue Discount, amounted to $9.3 million with net proceeds amounting to $170.7 million.

The Company used net proceeds from the sale of the 2027 Notes and its concurrent sale of common stock (refer to “Note 8 — Common Stock” for additional information about the sale) to repay in full the Owl Rock Term Loan, including $1.8 million accrued interest and $3.6 million prepayment premium, on September 17, 2021. Following its repayment, the Owl Rock Credit Agreement was terminated. The transaction resulted in a loss on settlement of notes of $11.9 million, which is recorded as a loss on extinguishment of debt in the Company’s unaudited interim condensed consolidated statements of operations. The loss represents the difference between (i) reacquisition price, including prepayment premium, and (ii) the sum of the carrying value of the debt component and any unamortized debt issuance costs at the time of settlement.
The following table summarizes interest expense recognized on the Notes and on the Credit Facility:

	Three Months Ended March 31,
(in thousands)	2022	2021
Contractual interest expense	$(2,003)	$(1,017)
Amortization of debt issuance costs	$(486)	$(142)
Amortization of discount	—	(1,032)
Total interest expense	$(2,489)	$(2,191)

In connection with the acquisition of AccSys, LLC in December 2019, the Company entered into a $2.0 million subordinated promissory note. The note bears interest at 5.75% per annum, with monthly payments of principal and interest in the amount of $60.6 thousand payable beginning January 15, 2020 through maturity on December 15, 2022. As of March 31, 2022, the outstanding balance of the subordinated promissory note was $0.5 million, which was recorded in the current portion of long-term debt.

The following table summarizes the future principal payments as of March 31, 2022:

(in thousands)
2022, remaining	$533
2023	—
2024	13,750
2025	—
2026	120,000
Thereafter	265,000
Total	$399,283
NOTE 8: COMMON STOCK

On September 17, 2021, the Company completed a public offering of its common stock in which the Company issued and sold 982,143 shares of common stock at a public offering price of $56.00 per share. The Company received net proceeds of $52.5 million, after deducting underwriting discounts, commissions and other offering expenses.

In connection with, and to partially fund the Cash Consideration of the Punchh Acquisition, on April 8, 2021, the Company entered into securities purchase agreements (the "Purchase Agreements") with each of PAR Act III, LLC ("Act III") and T. Rowe Price Associates, Inc., acting as investment adviser (such funds and accounts being collectively referred to herein as "TRP") to raise approximately $160.0 million through a private placement of the Company's common stock. Pursuant to the Purchase Agreements, the Company issued and sold (i) 73,530 shares of its common stock to Act III for a gross purchase price of approximately $5.0 million ($68.00 per share), and (ii) 2,279,412 shares of common stock to TRP for a gross purchase price of approximately $155.0 million ($68.00 per share) for an aggregate of 2,352,942 shares. The Company incurred $4.3 million of issuance costs in connection with the sale of its common stock.

The Company also issued 1,493,130 of its common stock as part of the consideration paid to former Punchh equity holders in connection with the Punchh Acquisition. Refer to “Note 3 — Acquisitions” for additional information about the Punchh Acquisition.
NOTE 9: STOCK-BASED COMPENSATION

The Company applies the fair value recognition provisions of ASC Topic 718: Stock Compensation. Stock-based compensation expense, net of forfeitures of $0.6 million for the three months ended March 31, 2022, was recorded in the following line items in the condensed consolidated statements of operations. Forfeitures were not material for the three months ended March 31, 2021.

	Three Months Ended March 31,
(in thousands)	2022	2021
Cost of sales - contracts	$49	$67
Selling, general and administrative	3,487	1,253
Total stock-based compensation expense	$3,536	$1,320
At March 31, 2022, the aggregate unrecognized compensation expense related to unvested equity awards was $29.6 million, which is expected to be recognized as compensation expense in fiscal years 2022 through 2025.

A summary of stock option activity for the three months ended March 31, 2022 is below:

(in thousands, except for weighted average exercise price)	Options outstanding	Weighted average exercise price
Outstanding at January 1, 2022	1,306	$11.95
Exercised	(96)	7.43
Canceled/forfeited	(68)	8.97
Outstanding at March 31, 2022	1,142	$12.52

A summary of unvested restricted stock awards activity for the three months ended March 31, 2022 is below:

(in thousands, except for weighted average award value)	Restricted Stock Awards	Weighted average award value
Outstanding at January 1, 2022	27	$25.42
Vested	(27)	25.42
Outstanding at March 31, 2022	—

A summary of unvested restricted stock units activity for the three months ended March 31, 2022 is below:

(in thousands, except for weighted average award value)	Restricted Stock Unit Awards	Weighted average award value
Outstanding at January 1, 2022	418	$34.08
Granted	309	38.34
Vested	(71)	26.36
Canceled/forfeited	(49)	46.39
Outstanding at March 31, 2022	607	$36.02
NOTE 10: NET LOSS PER SHARE

Net loss per share is calculated in accordance with ASC Topic 260: Earnings per Share, which specifies the computation, presentation and disclosure requirements for earnings per share (“EPS”). It requires the presentation of basic and diluted EPS. Basic EPS excludes all dilution and is based upon the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the potential dilution that would occur if convertible securities or other contracts to issue common stock were exercised. At March 31, 2022, there were 1,142,000 anti-dilutive stock options outstanding compared to 894,000 as of March 31, 2021. At March 31, 2022 there were 607,000 anti-dilutive restricted stock units compared to 414,000 as of March 31, 2021.

The potential effects of the 2024 Notes, 2026 Notes, and 2027 Notes conversion features were excluded from the diluted net loss per share as of March 31, 2022 and 2021. Potential shares from 2024 Notes, 2026 Notes, and 2027 Notes conversion features at respective maximum conversion rates of 46.4037 per share, 30.8356 per share, and 17.8571 per share are approximately 638,051, 3,700,272, and 4,732,132 respectively. Refer to “Note 7 — Debt” for additional information about the Notes.

In connection with the Punchh Acquisition as discussed in “Note 3 — Acquisitions” and “Note 8 — Common Stock,” the Company issued Act III a warrant to purchase 500,000 shares of common stock with an exercise price of $76.50 per share and a five-year exercise period (the "Warrant"). The Warrant was excluded from the diluted net loss per share as of March 31, 2022 due to its anti-dilutive impact.

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

The Restaurant/Retail segment is a provider of software, hardware and services to the restaurant and retail industries. The Restaurant/Retail segment provides multi-unit and individual restaurants, franchisees, and enterprise customers in the three major restaurant categories (fast casual, quick serve, and table service) with operational efficiencies, offering them an integrated cloud solution with Brink POS cloud software for front-of-house, Data Central back-office cloud solution, PAR Pay and PAR Payment Services for payment solutions, and Punchh loyalty and engagement solution, all of which are on the Company's unified commerce cloud platform. This segment also offers customer support, including field service, installation, depot repair, and 24-hour telephone support. The Government segment provides technical expertise and development of advanced systems and software solutions for the DoD, the intelligence community and other federal agencies. This segment also provides support services for satellite command and control, communication, and IT systems at several DoD facilities worldwide.

Information noted as “Other” primarily relates to the Company’s corporate operations.

Information as to the Company’s segments is set forth in the tables below:

(in thousands)	Three Months Ended March 31,
	2022	2021
Net revenues:
Restaurant/Retail	$58,846	$36,584
Government	21,439	17,883
Total	$80,285	$54,467

Operating (loss) income:
Restaurant/Retail	$(5,181)	$(9,285)
Government	1,547	1,190
Other	(9,175)	2,074
Total	(12,809)	(6,021)
Other expense, net	(368)	(51)
Interest expense, net	(2,463)	(2,160)
Loss before provision for income taxes	$(15,640)	$(8,232)

Depreciation, amortization and accretion:
Restaurant/Retail	$5,910	$2,429
Government	109	36
Other	867	1,525
Total	$6,886	$3,990

Capital expenditures including software costs:
Restaurant/Retail	$1,547	$1,517
Government	44	152
Other	257	—
Total	$1,848	$1,669

(in thousands)	Three Months Ended March 31,
	2022	2021
Revenues by country:
United States	$75,593	$50,603
International	4,692	3,864
Total	$80,285	$54,467

The following table represents assets by reporting segment.

(in thousands)	March 31, 2022	December 31, 2021
Restaurant/Retail	$681,911	$674,032
Government	21,080	14,831
Other	168,705	199,286
Total	$871,696	$888,149

The following table represents identifiable long-lived tangible assets by country based on the location of the assets.

(in thousands)	March 31, 2022	December 31, 2021
United States	$858,071	$871,184
Other Countries	13,625	16,965
Total	$871,696	$888,149

The following table represents goodwill by reporting segment.

(in thousands)	March 31, 2022	December 31, 2021
Restaurant/Retail	$456,697	$456,570
Government	736	736
Total	$457,433	$457,306

Customers comprising 10% or more of the Company’s total revenues by reporting segment are summarized as follows:

	Three Months Ended March 31,
	2022	2021
Restaurant/Retail reporting segment:
Yum! Brands, Inc.	10%	12%
McDonald’s Corporation	10%	7%

Government reporting segment:
U.S. Department of Defense	27%	33%
All Others	53%	48%
	100%	100%

No other customer within All Others represented 10% or more of the Company’s total revenue for the three months ended March 31, 2022 or 2021.
NOTE 13: FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company’s financial instruments have been recorded at fair value using available market information and valuation techniques. The fair value hierarchy is based upon three levels of input, which are:

Level 1 — quoted prices in active markets for identical assets or liabilities (observable)
Level 2 — inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in inactive markets, or other inputs that are observable market data for essentially the full term of the asset or liability (observable)
Level 3 — unobservable inputs that are supported by little or no market activity, but are significant to determining the fair value of the asset or liability (unobservable)

The Company’s financial instruments primarily consist of cash and cash equivalents, trade receivables, trade payables, debt instruments and deferred compensation assets and liabilities. The carrying amounts of cash and cash equivalents, trade receivables and trade payables as of March 31, 2022 and December 31, 2021 were considered representative of their fair values because of their short-term nature. The estimated fair value of the 2024 Notes, 2026 Notes, and 2027 Notes at March 31, 2022 was $22.5 million, $144.6 million, and $230.6 million respectively. The valuation techniques used to determine the fair value of the 2024 Notes, 2026 Notes, and the 2027 Notes are classified within Level 2 of the fair value hierarchy.

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

The amounts owed to employees participating in the deferred compensation plan at March 31, 2022 was $2.1 million compared to $2.4 million at December 31, 2021 and are included in other long-term liabilities on the condensed consolidated balance sheets.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the notes thereto included under Part I, Item 1 "Financial Statements (unaudited)" of this Quarterly Report and our audited consolidated financial statements and the notes thereto included under Part II, Item 8 "Financial Statements and Supplementary Data" of the 2021 Annual Report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors we describe in our filings with the SEC, including under “Forward-Looking Statements” in this Quarterly Report.

OVERVIEW

We, through our wholly owned subsidiaries - ParTech and PAR Government Systems Corporation - operate in two distinct reporting segments, Restaurant/Retail and Government.

Our Restaurant/Retail segment is a leading provider of software, hardware, and services to the restaurant and retail industries, with more than 500 customers currently using our software products and more than 50,000 active restaurant locations. We provide enterprise restaurants, franchisees, and other restaurant outlets in the three major restaurant categories, quick service, fast casual, and table service, with operational efficiencies, offering them an integrated cloud solution by combining our Brink POS cloud software for front-of-house, our Data Central back-office cloud solution, our PAR Pay and PAR Payment Services for payment solutions, and our Punchh loyalty and engagement solution onto a unified commerce cloud platform. This unified commerce cloud platform delivers an integrated suite of modern solutions that are extensible and built on open application programming interfaces that retain flexibility and the market optionality of an open platform.

Our Government segment provides technical expertise and development of advanced systems and software solutions for the DoD and other federal agencies, as well as satellite command and control, communication, and IT mission systems at several DoD facilities worldwide. The Government segment is focused on three principal offerings, Intelligence, Surveillance, and Reconnaissance ("ISR") solutions and mission systems operations and maintenance, with additional revenue from a small number of licensed software products for use in analytic and operational environments that leverage geospatial intelligence data.

RESULTS OF OPERATIONS

Consolidated Results:

	Three Months Ended March 31,		Percentage of total revenue		Increase (decrease)
in thousands	2022	2021	2022	2021	2022 vs 2021
Revenues, net:
Product	$25,073	$18,556	31.2%	34.1%	35.1%
Service	33,773	18,028	42.1%	33.1%	87.3%
Contract	21,439	17,883	26.7%	32.8%	19.9%
Total revenues, net	$80,285	$54,467	100.0%	100.0%	47.4%

Gross margin
Product	$5,076	$3,671	6.3%	6.7%	38.3%
Service	13,977	5,333	17.4%	9.8%	162.1%
Contract	1,560	1,196	1.9%	2.2%	30.4%
Total gross margin	$20,613	$10,200	25.7%	18.7%	102.1%

Operating expenses
Selling, general and administrative	$22,368	$14,537	27.9%	26.7%	53.9%
Research and development	10,841	5,809	13.5%	10.7%	86.6%
Amortization of identifiable intangible assets	213	275	0.3%	0.5%	(22.5)%
Gain on insurance proceeds	—	(4,400)	—%	(8.1)%	(100.0)%
Total operating expenses	$33,422	$16,221	41.6%	29.8%	106.0%

Loss from operations	$(12,809)	$(6,021)	(16.0)%	(11.1)%	112.7%
Other expense, net	(368)	(51)	(0.5)%	(0.1)%	> 200%
Interest expense, net	(2,463)	(2,160)	(3.1)%	(4.0)%	14.0%
Loss on extinguishment of debt	—	—	—%	—%	—%
Loss before benefit from income taxes	(15,640)	(8,232)	(19.5)%	(15.1)%	90.0%
Provision for income taxes	(10)	(39)	—%	(0.1)%	(74.4)%
Net loss	$(15,650)	$(8,271)	(19.5)%	(15.2)%	89.2%

Revenues, Net

	Three Months Ended March 31,		Percentage of total revenue		Increase (decrease)
in thousands	2022	2021	2022	2021	2022 vs 2021
Product	$25,073	$18,556	31.2%	34.1%	35.1%
Service	33,773	18,028	42.1%	33.1%	87.3%
Contract	21,439	17,883	26.7%	32.8%	19.9%
Total revenues, net	$80,285	$54,467	100.0%	100.0%	47.4%

Product revenue includes our hardware and software license revenue. Service revenue includes SaaS, hardware and software maintenance, payments processing, and professional services revenue. Contract revenue is revenue derived from contracts associated with our Government reporting segment.

For the three months ended March 31, 2022 compared to the three months ended March 31, 2021

Total revenues were $80.3 million for the three months ended March 31, 2022, an increase of 47.4% compared to the three months ended March 31, 2021.

Product revenues were $25.1 million for the three months ended March 31, 2022, an increase of 35.1%

compared to the three months ended March 31, 2021. The strong growth was primarily driven by hardware refresh investments (in part from delayed hardware refreshes due to COVID-19) by our domestic and international Tier 1 accounts during the three months ended March 31, 2022.

Service revenues were $33.8 million for the three months ended March 31, 2022, an increase of 87.3% compared to the three months ended March 31, 2021. This large growth was primarily driven by revenues from the Punchh acquisition in April 2021 of $11.2 million, increases of $2.4 million from hardware related services and $2.2 million from other software and services.

Contract revenues were $21.4 million for the three months ended March 31, 2022, an increase of 19.9% compared to the three months ended March 31, 2021. The increase in contract revenues was driven by a $2.7 million increase in our ISR solutions product line and a $0.8 million increase in our Mission Services product line.

Gross Margin

	Three Months Ended March 31,		Gross Margin Percentage		Increase (decrease)
in thousands	2022	2021	2022	2021	2022 vs 2021
Product	$5,076	$3,671	20.2%	19.8%	38.3%
Service	13,977	5,333	41.4%	29.6%	162.1%
Contract	1,560	1,196	7.3%	6.7%	30.4%
Total gross margin	$20,613	$10,200	25.7%	18.7%	102.1%

For the three months ended March 31, 2022 compared to the three months ended March 31, 2021

Total gross margin as a percentage of revenue during the three months ended March 31, 2022 was 25.7% compared to 18.7% during the three months ended March 31, 2021.

Product margin was 20.2% during the three months ended March 31, 2022, compared to 19.8% during the three months ended March 31, 2021.

Service margin was 41.4% during the three months ended March 31, 2022, compared to 29.6% during the three months ended March 31, 2021, primarily driven by a higher mix of SaaS software from the Punchh Acquisition and cost improvement initiatives relating to managing our hosting costs and customer support service. Service margin during the three months ended March 31, 2022 included $3.7 million of amortization of acquired intangible assets compared to $0.9 million of amortization of acquired intangible assets during the three months ended March 31, 2021. Excluding the amortization of acquired intangible assets, service margin was 52.1% during the three months ended March 31, 2022, compared to 34.1% during the three months ended March 31, 2021.

Contract margin was 7.3% during the three months ended March 31, 2022, compared to 6.7% during the three months ended March 31, 2021, primarily due to improved margins for our mission systems product lines.

Selling, General Administrative Expenses

	Three Months Ended March 31,		Percentage of total revenue		Increase (decrease)
in thousands	2022	2021	2022	2021	2022 vs 2021
Selling, general and administrative	$22,368	$14,537	27.9%	26.7%	53.9%

For the three months ended March 31, 2022 compared to the three months ended March 31, 2021

Selling, general, and administrative expenses were $22.4 million for the three months ended March 31, 2022, compared to $14.5 million for the three months ended March 31, 2021, an increase of 53.9%. The increase was primarily driven by $6.6 million in total Punchh operational expenses of which $1.4 million is stock-based compensation. Other drivers included increases of $0.8 million in corporate expenses of which $0.4 million is stock-based compensation.

Research and Development Expenses

	Three Months Ended March 31,		Percentage of total revenue		Increase (decrease)
in thousands	2022	2021	2022	2021	2022 vs 2021
Research and development	$10,841	$5,809	13.5%	10.7%	86.6%

For the three months ended March 31, 2022 compared to the three months ended March 31, 2021

Research and development expenses were $10.8 million for the three months ended March 31, 2022, compared to $5.8 million for the three months ended March 31, 2021, an increase of 86.6%. The increase was driven primarily by $3.4 million for Punchh-related research and development and $1.6 million related to additional investments in our existing product development organization.

Other Operating Expenses: Amortization of Intangible Assets / Insurance Proceeds

	Three Months Ended March 31,		Percentage of total revenue		Increase (decrease)
in thousands	2022	2021	2022	2021	2022 vs 2021
Amortization of identifiable intangible assets	$213	$275	0.3%	0.5%	(22.5)%
Gain on insurance proceeds	$—	$(4,400)	—%	(8.1)%	(100.0)%

For the three months ended March 31, 2022 compared to the three months ended March 31, 2021

For the three months ended March 31, 2022 and 2021, we recorded $0.2 million and $0.3 million, respectively, of amortization expense associated with other intangible assets.

Also included in operating expense for the three months ended March 31, 2021 was a $4.4 million gain on insurance proceeds received in connection with the settlement of a legacy claim. There was no comparable reduction to expense for the three months ended March 31, 2022.

Other Expense, Net

	Three Months Ended March 31,		Percentage of total revenue		Increase (decrease)
in thousands	2022	2021	2022	2021	2022 vs 2021
Other expense, net	$(368)	$(51)	(0.5)%	(0.1)%	> 200%

For the three months ended March 31, 2022 compared to the three months ended March 31, 2021

In other expense, net, we recorded $0.4 million for the three months ended March 31, 2022, compared to other expense, net, of $0.1 million recorded for the quarter ended March 31, 2021. The increase is primarily driven by currency revaluation and other miscellaneous expenses.

Interest Expense, Net

	Three Months Ended March 31,		Percentage of total revenue		Increase (decrease)
in thousands	2022	2021	2022	2021	2022 vs 2021
Interest expense, net	$(2,463)	$(2,160)	(3.1)%	(4.0)%	14.0%

For the three months ended March 31, 2022 compared to the three months ended March 31, 2021

For the three months ended March 31, 2022 interest expense, net, was $2.5 million, compared to $2.2 million for the three months ended March 31, 2021. The increase is driven by an increase in debt with the issuance of the 2027 Notes in September 2021, partially offset by a reduction of accretion resulting from our January 1, 2022 adoption of ASU 2020-06. Prior to our adoption, accounting for the convertible feature of our Notes was presented within equity, resulting in non-cash accretion over the life of the respective Notes of an implied debt discount; this accretion was presented within interest expense. As a result of adoption, the accounting for our Notes is no longer bifurcated between debt and equity (refer to "Note 1 - Basis of Presentation" for additional information).

Taxes

	Three Months Ended March 31,		Percentage of total revenue		Increase (decrease)
in thousands	2022	2021	2022	2021	2022 vs 2021
Provision for income taxes	$(10)	$(39)	—%	(0.1)%	(74.4)%

For the three months ended March 31, 2022 compared to the three months ended March 31, 2021

There was a net tax benefit of $10.0 thousand for the three months ended March 31, 2022. There was a net tax benefit of $39.0 thousand for the three months ended March 31, 2021.

Key Performance Indicators and Non-GAAP Financial Measures:

We monitor certain operating and non-GAAP financial measures in the evaluation and management of our business; certain key operating data and non-GAAP financial measures are provided in this Quarterly Report as we believe they are useful in facilitating period-to-period comparisons of our business performance. Operating data and non-GAAP financial measures do not reflect and should be viewed independently of our financial performance determined in accordance with GAAP. Operating data and non-GAAP financial measures are not forecasts or indicators of future or expected results and should not have undue reliance placed upon them by investors.

Annual Recurring Revenue ("ARR")

	Three Months Ended March 31,		Increase (decrease)
In thousands	2022	2021	2022 vs 2021
Brink POS*	35,518	25,647	38.5%
Data Central	8,703	8,968	(3.0)%
Punchh	50,220	—	N/A
Total	$94,441	$34,615	172.8%
*Brink POS includes PAR Payment Services

ARR is the annualized revenue from SaaS and related revenue of our software products. We calculate ARR by annualizing the monthly recurring revenue for all active sites as of the last day of each month for the respective reporting period. ARR also includes recurring payment processing services revenue, net of expenses. We charge a per-transaction fee each time a customer payment is processed electronically.

Active Sites

	Three Months Ended March 31,		Increase (decrease)
In thousands	2022	2021	2022 vs 2021
Brink POS*	16.9	12.1	39.6%
Data Central	6.0	6.0	—%
Punchh	58.8	—	N/A
*Brink POS includes PAR Payment Services

Active sites represent locations active on our SaaS software as of the last day of the respective reporting period. Punchh active sites for the fiscal year ended March 31, 2021 are included in the table above to highlight year-over-year comparison.

Segment Revenue by Product Line as Percentage of Total Revenue

	Three Months Ended March 31,
			Percentage of total revenue		Increase (decrease)
In thousands	2022	2021	2022	2021	2022 vs 2021
Hardware	$24,653	$17,835	30.7%	32.7%	38.2%
Software	19,347	7,876	24.1%	14.5%	145.6%
Services	14,846	10,873	18.5%	20.0%	36.5%
Total Restaurant/Retail	58,846	36,584	73.3%	67.2%	60.9%

ISR	12,290	9,547	15.3%	17.5%	28.7%
Mission systems	8,915	8,131	11.1%	14.9%	9.6%
Product services	234	205	0.3%	0.4%	14.1%
Total Government	21,439	17,883	26.7%	32.8%	19.9%

Total revenue	$80,285	$54,467	100.0%	100.0%	47.4%
The above table includes 2022 Punchh revenues of $9.9 million for software and $1.3 million for services.

Recurring and Non-Recurring Revenue as Percentage of Total Revenue

	Three Months Ended March 31,
			Percentage of total revenue		Increase (decrease)
In thousands	2022	2021	2022	2021	2022 vs 2021
Recurring revenue	$29,171	$15,195	36.3%	27.9%	92.0%
Non-recurring revenue	29,675	21,389	37.0%	39.3%	38.7%
Total Restaurant/Retail	$58,846	$36,584	73.3%	67.2%	60.9%

Total Government	$21,439	$17,883	26.7%	32.8%	19.9%

Total revenue	$80,285	$54,467	100.0%	100.0%	47.4%
The above table includes 2022 Punchh revenues of $10.8 million for recurring revenue and $0.4 million for non-recurring revenue within the Restaurant/Retail segment.

Recurring revenue represents all revenue from contracts where there is a predictable revenue pattern occurring in regular intervals with a relatively high degree of probability. This includes SaaS, hardware and software maintenance, and payment processing revenue.

Adjusted EBITDA and Adjusted Net Loss/Adjusted Diluted Net Loss Per Share

We use the non-GAAP measures: EBITDA, adjusted EBITDA, adjusted net loss, and adjusted diluted net loss per share net of tax because we believe these measures provide useful information to investors as indicators of the strength and performance of our ongoing business operations and relative comparisons to prior periods.

As used in this Quarterly Report, EBITDA represents net loss before income taxes, interest expense and depreciation and amortization. Adjusted EBITDA represents EBITDA as adjusted to exclude certain non-cash and non-recurring charges, including stock-based compensation, acquisition expenses, certain pending litigation expenses and other non-recurring charges that may not be indicative of our financial performance; and adjusted net loss/adjusted diluted net loss per share, net of tax represents the exclusion of amortization of acquired intangible assets, certain non-cash and non-recurring charges, including stock-based compensation, acquisition expense, certain pending litigation expenses and other non-recurring charges that may not be indicative of our financial performance.

EBITDA, adjusted EBITDA, adjusted net loss net of tax, and adjusted diluted net loss per share net of tax are not measures of financial performance or liquidity under GAAP and should not be considered as alternatives to net income (loss) or cash flow from operating activities as indicators of operating performance or liquidity. Also, these measures may not be comparable to similarly titled captions of other companies. The tables below provide reconciliations between net loss and EBITDA, adjusted EBITDA and adjusted net loss net of tax.

	Three Months Ended March 31,
(in thousands)	2022	2021
Reconciliation of EBITDA and adjusted EBITDA:
Net loss	$(15,650)	$(8,271)
Provision for income taxes	10	39
Interest expense	2,463	2,160
Depreciation and amortization	6,384	2,810
EBITDA	$(6,793)	$(3,262)
Stock-based compensation expense (1)	3,537	1,320
Regulatory matter (2)	—	275
Litigation expense (3)	—	475
Acquisition and integration costs (4)	—	686
Gain on insurance proceeds (5)	—	(4,400)
Other expense – net (6)	368	51
Adjusted EBITDA	$(2,888)	$(4,855)

1	Adjustments reflect stock-based compensation expense within selling, general and administrative expenses and cost of contracts of $3.5 million and $1.3 million for the three months ended March 31, 2022 and 2021, respectively.
2	Adjustment reflects the expenses related to our efforts to resolve a regulatory matter and other non-recurring charges of $0.3 million for the three months ended March 31, 2021.
3	Adjustment reflects the expenses accrued for a legal matter of $0.5 million for the three months ended March 31, 2021.
4	Adjustment reflects the expenses incurred in the acquisition and integration of Punchh of $0.7 million for the three months ended March 31, 2021.
5	Adjustment represents the gain on insurance proceeds stemming from a legacy claim of $4.4 million for the three months ended March 31, 2021.
6	Adjustment reflects foreign currency transaction gains and losses, rental income and losses, and other non-recurring expenses recorded in other expense, net in the accompanying statements of operations.

(in thousands)	Three Months Ended March 31,
Reconciliation of adjusted net loss/diluted loss per share:	2022		2021
Net loss/diluted loss per share	$(15,650)	$(0.58)	$(8,271)	$(0.38)
Non-cash interest expense (1)	486	0.02	1,174	0.06
Acquired intangible assets amortization (2)	4,114	0.15	1,139	0.05
Stock-based compensation expense (3)	3,537	0.13	1,320	0.06
Regulatory matter (4)	—	—	275	0.01
Litigation expense (5)	—	—	475	0.02
Acquisition and integration costs (6)	—	—	686	0.03
Gain on insurance proceeds (7)	—	—	(4,400)	(0.20)
Other expense – net (8)	368	0.01	51	0.01
Adjusted net loss/adjusted diluted loss per share	$(7,145)	$(0.26)	$(7,551)	$(0.34)

Adjusted weighted average common shares outstanding	26,970		21,929

1	Adjustment reflects non-cash accretion of interest expense and amortization of issuance costs related to the Notes of $0.5 million and $1.2 million for the three months ended March 31, 2022 and 2021, respectively.
2	Adjustment amortization expense of acquired developed technology within gross margin of $3.7 million and $0.9 million for the three months ended March 31, 2022 and 2021, respectively; and amortization expense of acquired intangible assets of $0.5 million and $0.3 million for the three months ended March 31, 2022 and 2021, respectively.
3	Adjustments reflect stock-based compensation expense within selling, general and administrative expenses and cost of contracts of $3.5 million and $1.3 million for the three months ended March 31, 2022 and 2021, respectively.
4	Adjustment reflects the expenses related to our efforts to resolve a regulatory matter and other non-recurring charges of $0.3 million for the three months ended March 31, 2021.
5	Adjustment reflects the expenses accrued for a legal matter of $0.5 million for the three months ended March 31, 2021.
6	Adjustment reflects the expenses incurred in the acquisition and integration of Punchh of $0.7 million for the three months ended March 31, 2021.
7	Adjustment represents the gain on insurance proceeds stemming from a legacy claim of $4.4 million for the three months ended March 31, 2021.
8	Adjustment reflects foreign currency transaction gains and losses, rental income and losses, and other non-recurring expenses recorded in other expense, net in the accompanying statements of operations.

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended March 31, 2022 our primary source of liquidity was existing cash and cash equivalents generated through financing transactions in 2022 and 2021. Cash used in operating activities was $21.2 million for the three months ended March 31, 2022, compared to $3.4 million for the three months ended March 31, 2021. Cash used for the three months ended March 31, 2022 was primarily driven by an increase in net loss, net of non-cash charges and additional net working capital requirements largely resulting from an increase in inventory, an increase in accounts receivable related to the Government segment, and the payout of annual cash bonuses.

Cash used in investing activities was $3.1 million for the three months ended March 31, 2022 compared to $1.7 million for the three months ended March 31, 2021. Investing activities during the three months ended March 31, 2022 included $1.2 million of cash consideration for the Q1 2022 Acquisition and capital expenditures of $1.6 million for developed technology costs associated with our Restaurant/Retail segment software platforms compared to $1.5 million for software platforms for the three months ended March 31, 2021.

Cash used in financing activities was $1.4 million for the three months ended March 31, 2022, compared to $2.1 million for the three months ended March 31, 2021. Cash used in financing activities for the respective periods was driven by stock based compensation related transactions. We do not have any off-balance sheet arrangements or obligations.

We expect our available cash and cash equivalents will be sufficient to meet our operating needs for at least the next 12 months. Our actual cash needs will depend on many factors, including our rate of revenue growth, growth of our SaaS revenues, the timing and extent of spending to support our product development efforts, the timing of introductions of new products and enhancements to existing products, market acceptance of our products, and the factors described above in this Part I, Item 2. “Management's Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report and in the 2021 Annual Report and our other filings with the SEC.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our condensed consolidated financial statements are based on the application of accounting principles generally accepted in the United States of America. GAAP requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue, and expense amounts reported. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently applied. Significant items subject to such estimates and assumptions include revenue recognition, stock-based compensation, the recognition and measurement of assets acquired and liabilities assumed in business combinations at fair value, the carrying amount of property, plant and equipment including right-to-use assets and liabilities, identifiable intangible assets and goodwill, the measurement of liabilities and equity recognized for outstanding convertible notes, valuation allowances for receivables, inventories, and measurement of contingent consideration at fair value. Actual results could differ from these estimates. Our estimates are subject to uncertainties, including those associated with market conditions, risks and trends and the ongoing COVID-19 pandemic. Our critical accounting policies have not changed materially from the discussion of those policies included under “Critical Accounting Policies and Estimates” in the 2021 Annual Report.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

Our primary exposures relate to certain non-dollar denominated sales and operating expenses in Canada, Europe and Asia. These primary currencies are the Great British Pound, the Euro, the Australian dollar, the Singapore dollar, the Canadian dollar, the Indian Rupee and the Chinese Renminbi. Accordingly, changes in exchange rates may negatively affect our revenue and net income (loss) as expressed in U.S. dollars. We also have foreign currency risk related to foreign currency transactions and monetary assets and liabilities, including intercompany balances denominated in currencies that are not the functional currency. We have experienced and will continue to experience fluctuations in our net income (loss) as a result of gains (losses) on these foreign currency transactions and the remeasurement of monetary assets and liabilities. As of March 31, 2022, the impact of foreign currency exchange rate changes on our revenues and net income (loss) were not material. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy.

Interest Rate Risk

As of March 31, 2022, we had $13.8 million, $120.0 million, and $265.0 million in aggregate principal amount outstanding of the 2024 Notes, the 2026 Notes, and the 2027 Notes, respectively.

We carry the Notes at face value less amortized debt issuance costs on the condensed consolidated balance sheets. Since the Notes bear interest at fixed rates, we have no financial statement risk associated with changes in interest rates. However, the fair value of the Notes changes when the market price of our common stock fluctuates or interest rates change.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2022. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of such date due to the continuing material weaknesses in our internal control over financial reporting previously identified in Part II, Item 9A. “Controls and Procedures” of our 2021 Annual Report.

Remediation Efforts to Address the Material Weaknesses

Our remediation efforts, which we previously identified in Part II, Item 9A. “Controls and Procedures” of our 2021 Annual Report, to address the identified material weaknesses are ongoing as we continue to implement and document necessary policies, procedures, and internal controls. While we believe the steps taken to date and those planned for future implementation will improve the effectiveness of our internal control over financial reporting, we have not completed all remediation efforts and cannot conclude that the material weaknesses have been remediated. The material weaknesses cannot be considered remediated until applicable controls have operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control Over Financial Reporting.

The Company's internal controls over financial reporting included those inherited from the Punchh Acquisition, which have been evaluated by management and supplemented where deemed appropriate. There were no additional changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

The information in “Note 11 – Commitments and Contingencies” to the financial statements is incorporated into this Item 1. Legal Proceedings by reference. We do not believe that we have any pending litigation that would have a material adverse effect on our financial condition or results of operations.

Item 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in Part I, Item 1A. Risk Factors of our 2021 Annual Report.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Under our equity incentive plan, employees may elect to have us withhold shares to satisfy minimum statutory federal, state and local tax withholding obligations arising from the vesting of their restricted stock and restricted stock units. When we withhold these shares, we are required to remit to the appropriate taxing authorities the market price of the shares withheld, which could be deemed a purchase of shares by us on the date of withholding. For the three months ended March 31, 2022, 44,659 shares were withheld.

The table below presents information regarding the Company's purchases of its equity securities for the time periods presented.

Period	Total Number of Shares Withheld	Average Price Paid Per Share
January 1, 2022 - January 31, 2022	—	$—
February 1, 2022 - February 28, 2022	1,160	$45.93
March 1, 2022 - March 31, 2022	43,499	$45.93
Total	44,659

Item 6. EXHIBITS

Exhibit Number		Incorporated by reference into this Quarterly Report on Form 10-Q		Date Filed or Furnished
	Exhibit Description	Form	Exhibit No.
3.1	Restated Certificate of Incorporation, dated November 20, 2020	Form 10-K (File No. 001-09720)	3.1	3/16/2021
3.2	Bylaws, as adopted on March 29, 2020	Form 10-Q (File No. 001-09720)	3	5/11/2020
10.1	Amendment to Employment Letter between PAR Technology Corporation and Savneet Singh, dated March 16, 2022			Filed herewith
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended			Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended			Filed herewith
32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350			Furnished herewith
32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350			Furnished herewith
101.INS	Inline XBRL Instance Document			Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document			Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document			Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document			Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document			Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document			Filed herewith
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)			Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAR TECHNOLOGY CORPORATION
(Registrant)

Date:	May 10, 2022	/s/ Bryan A. Menar
Bryan A. Menar
Chief Financial and Accounting Officer
(Principal Financial Officer)