Form 10-Q
period 2022-06-30
PAR TECHNOLOGY CORP
filed 2022-08-09
CIK 708821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2022
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

As of August 4, 2022, 27,266,493 shares of the registrant’s common stock, $0.02 par value, were outstanding.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 (“Quarterly Report”) contains “forward-looking statements” within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not historical in nature, but rather are predictive of PAR’s future operations, financial condition, financial results, business strategies and prospects. Forward-looking statements are generally identified by words such as “anticipate,” “believe,” “can”, “could”, “continue,” “expect,” “estimate,” “future”, “goal”, “intend,” “may,” “opportunity,” “plan,” “should,” “target”, “will,” “would,” “will likely result,” and similar expressions. Forward-looking statements are based on management's current expectations and assumptions that are subject to risks and uncertainties, many of which are beyond PAR’s control, which could cause PAR’s actual results to differ materially from those expressed in or implied by forward-looking statements, including statements relating to and PAR’s expectations regarding the effects of COVID-19 on its business, financial condition, and results of operations and the mitigating or otherwise intended impact of PAR’s responses to the same; the timing and expected benefits of acquisitions, divestitures, and capital markets transactions; statements of the plans, strategies and objectives of management for future operations, including PAR’s unified commerce platform and its go-to-market strategy; statements concerning the expected development, demand, performance, market share or competitive performance relating to PAR’s products or services; projections of net revenue, margins, expenses, effective tax rates, net earnings, net earnings per share, cash flows, deferred taxes, or other financial items, or of PAR’s annual recurring revenue, active sites, net loss, net loss per share and other key performance indicators and financial measures; statements concerning potential supply constraints, component shortages, manufacturing disruptions or logistics challenges; statements about PAR’s human capital strategy and engagement; statements regarding current or future macroeconomic trends or geopolitical events and the impact of those trends and events on PAR and its financial performance; statements regarding claims, disputes or other litigation matters; and any statements of assumptions underlying any of the foregoing. Factors, risks, trends, and uncertainties that could cause PAR’s actual results to differ materially from those expressed in or implied by forward-looking statements include the effects of COVID-19 on PAR’s business, financial condition, and results of operations and the timing and actions by PAR, as well as by governments (including China's COVID-19 lockdowns), businesses, customers and consumers, including store closures (temporary or permanent), decreased or delayed product and service adoptions and installations, delayed payments or payment defaults by customers, and the health and safety of PAR’s employees; PAR’s ability to add and maintain active sites, retain and manage third-party suppliers, secure alternative suppliers, and navigate component shortages, manufacturing disruptions and logistics challenges, shipping delays and increased costs; PAR’s ability to successfully attract, hire and retain necessary qualified employees to develop and expand its business; the protection of PAR’s intellectual property; PAR’s ability to increase the number of integration partners, and acquire and/or develop relevant technology offerings for current, new, and potential customers for the build-out of its unified commerce platform; the impact of unfavorable macroeconomic conditions, such as a recession or continued slowed economic growth, a rise in interest rates, inflation, and a decline in consumer confidence and discretionary spending, and geopolitical events, including the effects of the Russia-Ukraine war; risks associated with PAR’s international operations; changes in estimates and assumptions PAR makes in connection with the preparation of its financial statements and in building business and operational plans and strategies; disruptions in operations from system security risks, data protection breaches, and cyberattacks; PAR’s agility to execute its business and strategies and manage its business continuity risks, including disruptions or delays in product assembly and fulfillment and limitations on PAR’s selling and marketing efforts; potential impacts, liabilities and costs from pending or potential investigations, claims and disputes; and other factors, risks, trends and uncertainties that could cause PAR’s actual results to differ materially from those expressed in or implied by forward-looking statements contained in this Quarterly Report, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the Securities and Exchange Commission (“SEC”) on March 1, 2022, and in our other filings with the SEC. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise, except as may be required under applicable securities law.

PART I – FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS (unaudited)

PAR TECHNOLOGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)

Assets	June 30, 2022	December 31, 2021
Current assets:
Cash and cash equivalents	$150,600	$188,419
Accounts receivable – net	60,673	49,978
Inventories	42,042	35,078
Other current assets	7,914	9,532
Total current assets	261,229	283,007
Property, plant and equipment – net	13,067	13,709
Goodwill	457,433	457,306
Intangible assets – net	110,483	118,763
Lease right-of-use assets	3,478	4,348
Other assets	13,423	11,016
Total assets	$859,113	$888,149
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$358	$705
Accounts payable	26,091	20,845
Accrued salaries and benefits	14,344	17,265
Accrued expenses	3,308	5,042
Other current liabilities	2,031	—
Lease liabilities – current portion	1,668	2,266
Customer deposits and deferred service revenue	13,755	14,394
Total current liabilities	61,555	60,517
Lease liabilities – net of current portion	2,059	2,440
Deferred service revenue – noncurrent	6,327	7,597
Long-term debt	388,176	305,845
Other long-term liabilities	5,496	7,405
Total liabilities	463,613	383,804
Shareholders’ equity:
Preferred stock, $.02 par value, 1,000,000 shares authorized	—	—
Common stock, $0.02 par value, 58,000,000 shares authorized, 28,331,349 and 28,094,333 shares issued, 27,093,634 and 26,924,397 outstanding at June 30, 2022 and December 31, 2021, respectively	565	562
Additional paid in capital	582,064	640,937
Accumulated deficit	(170,383)	(122,505)
Accumulated other comprehensive loss	(3,353)	(3,704)
Treasury stock, at cost, 1,237,715 shares and 1,181,449 shares at June 30, 2022 and December 31, 2021, respectively	(13,393)	(10,945)
Total shareholders’ equity	395,500	504,345
Total Liabilities and Shareholders’ Equity	$859,113	$888,149

See accompanying notes to unaudited interim condensed consolidated financial statements

PAR TECHNOLOGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2022	2021	2022	2021
Revenues, net:
Product	$28,390	$23,939	$53,477	$42,495
Service	35,781	27,185	69,540	45,213
Contract	20,922	17,826	42,361	35,709
Total revenues, net	85,093	68,950	165,378	123,417
Costs of sales:
Product	24,211	18,487	44,208	33,372
Service	21,164	18,940	40,960	31,635
Contract	18,597	16,420	38,476	33,107
Total cost of sales	63,972	53,847	123,644	98,114
Gross margin	21,121	15,103	41,734	25,303
Operating expenses:
Selling, general and administrative	26,398	22,946	48,766	37,483
Research and development	10,101	8,643	20,942	14,452
Amortization of identifiable intangible assets	721	489	934	764
Gain on insurance proceeds	—	—	—	(4,400)
Total operating expenses	37,220	32,078	70,642	48,299
Operating loss	(16,099)	(16,975)	(28,908)	(22,996)
Other expense, net	(257)	(341)	(625)	(392)
Interest expense, net	(2,451)	(4,937)	(4,914)	(7,097)
Loss before provision for income taxes	(18,807)	(22,253)	(34,447)	(30,485)
(Provision for) benefit from income taxes	(41)	12,297	(51)	12,258
Net loss	$(18,848)	$(9,956)	$(34,498)	$(18,227)
Net loss per share (basic and diluted)	$(0.70)	$(0.39)	$(1.27)	$(0.77)
Weighted average shares outstanding (basic and diluted)	26,982	25,484	27,070	23,716

See accompanying notes to unaudited interim condensed consolidated financial statements

PAR TECHNOLOGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(18,848)	$(9,956)	$(34,498)	$(18,227)
Other comprehensive income (loss), net of applicable tax:
Foreign currency translation adjustments	(161)	355	351	53
Comprehensive loss	$(19,009)	$(9,601)	$(34,147)	$(18,174)

See accompanying notes to unaudited interim condensed consolidated financial statements

PAR TECHNOLOGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Shareholders’ Equity
	Shares	Amount				Shares	Amount
Balances at December 31, 2021	28,095	$562	$640,937	$(122,505)	$(3,704)	1,181	$(10,945)	$504,345
Impact of ASU 2020-06 implementation (see Note 1 - Basis of Presentation)			(66,656)	(13,380)				(80,036)
Balances at January 1, 2022	28,095	$562	$574,281	$(135,885)	$(3,704)	1,181	$(10,945)	$424,309
Issuance of common stock upon the exercise of stock options	96	2	811	—	—	—	—	813
Net issuance of restricted stock awards and restricted stock units	88	1	—	—	—	—	—	1
Treasury stock acquired from employees upon vesting or forfeiture of restricted stock	—	—	—	—	—	45	(2,051)	(2,051)
Stock-based compensation	—	—	3,536	—	—	—	—	3,536
Foreign currency translation adjustments	—	—	—	—	512	—	—	512
Net loss	—	—	—	(15,650)	—	—	—	(15,650)
Balances at March 31, 2022	28,279	$565	$578,628	$(151,535)	$(3,192)	1,226	$(12,996)	$411,470
Issuance of common stock upon the exercise of stock options	16	—	205	—	—	—	—	205
Net issuance of restricted stock awards and restricted stock units	36	—	—	—	—	—	—	—
Treasury stock acquired from employees upon vesting or forfeiture of restricted stock	—	—	—	—	—	12	(397)	(397)
Stock-based compensation	—	—	3,231	—	—	—	—	3,231
Foreign currency translation adjustments	—	—	—	—	(161)	—	—	(161)
Net loss	—	—	—	(18,848)	—	—	—	(18,848)
Balances at June 30, 2022	28,331	$565	$582,064	$(170,383)	$(3,353)	1,238	$(13,393)	$395,500
`

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

See accompanying notes to unaudited interim condensed consolidated financial statements

PAR TECHNOLOGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30
	2022	2021
Cash flows from operating activities:
Net loss	$(34,498)	$(18,227)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	12,857	8,870
Accretion of debt in interest expense	981	2,917
Current expected credit losses	482	922
Provision for obsolete inventory	1,363	511
Stock-based compensation	6,767	5,571
Deferred income tax	—	(12,360)
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(11,360)	7,065
Inventories	(8,425)	(8,765)
Other current assets	1,596	(11,049)
Other assets	(2,521)	(1,525)
Accounts payable	5,305	4,933
Accrued salaries and benefits	(2,840)	(1,276)
Accrued expenses	(1,690)	(6,345)
Customer deposits and deferred service revenue	(1,043)	(3,901)
Other current liabilities	2,031	—
Other long-term liabilities	(594)	(399)
Net cash used in operating activities	(31,589)	(33,058)
Cash flows from investing activities:
Cash paid for acquisition	(1,212)	(377,263)
Capital expenditures	(504)	(600)
Capitalization of software costs	(3,247)	(3,838)
Net cash used in investing activities	(4,963)	(381,701)
Cash flows from financing activities:
Principal payments of long-term debt	(348)	(3,643)
Proceeds from common stock issuance	—	160,000
Payments for common stock issuance costs	—	(4,314)
Proceeds from debt issuance, net of original issue discount	—	176,385
Payments for debt issuance costs	—	(5,711)
Treasury stock acquired from employees upon vesting or forfeiture of restricted stock	(2,448)	(3,987)
Proceeds from exercise of stock options	1,018	617
Net cash (used in) provided by financing activities	(1,778)	319,347
Effect of exchange rate changes on cash and cash equivalents	511	(56)
Net decrease in cash and cash equivalents	(37,819)	(95,468)
Cash and cash equivalents at beginning of period	188,419	180,686
Cash and equivalents at end of period	$150,600	$85,218

See accompanying notes to unaudited interim condensed consolidated financial statements

PAR TECHNOLOGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)
(Unaudited)

	Six Months Ended June 30
	2022	2021
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$16	$3,724
Capitalized software recorded in accounts payable	39	73
Capital expenditures in accounts payable	147	20

See accompanying notes to unaudited interim condensed consolidated financial statements

PAR TECHNOLOGY CORPORATION
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements (“financial statements”) of PAR Technology Corporation and its consolidated subsidiaries (collectively, the “Company”, “PAR”, “we”, “us” or “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements as promulgated by the SEC. In the opinion of management, the Company's financial statements include all normal and recurring adjustments necessary in order to make the financial statements not misleading and to provide a fair presentation of the Company's financial results for the interim period included in this Quarterly Report. Interim results are not necessarily indicative of results for the full year or any future periods. The information included in this Quarterly Report should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “2021 Annual Report”).

The preparation of the financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include revenue recognition, stock-based compensation, the recognition and measurement of assets acquired and liabilities assumed in business combinations at fair value, the carrying amount of property, plant and equipment including right-to-use assets and liabilities, identifiable intangible assets and goodwill, the measurement of liabilities and equity recognized for outstanding convertible notes, current expected credit losses for receivables, and net realizable value for inventories. Actual results could differ from these estimates. The Company's estimates and assumptions are subject to uncertainties, including those associated with market conditions, risks and trends and the ongoing COVID-19 pandemic.

The Company operates in two distinct reporting segments, Restaurant/Retail and Government. The Company’s chief operating decision maker is the Company’s Chief Executive Officer. The Restaurant/Retail segment provides enterprise restaurants, franchisees, and other restaurant outlets in the three major restaurant categories, quick service, fast casual, and table service, with operational efficiencies, offering them an integrated suite of SaaS solutions that includes Brink POS for front-of-house, Data Central for back-office, PAR Pay and PAR Payment Services for payments, and Punchh for customer loyalty and engagement. The Government segment provides technical expertise and development of advanced systems and software solutions for the U.S. Department of Defense (“DoD”) and other federal agencies, as well as satellite command and control, communication, and IT mission systems at several DoD facilities worldwide. The financial statements also include corporate operations, which are comprised of enterprise-wide functional departments.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with a remaining maturity of three months or less, to be cash equivalents, including money market funds. Cash held on behalf of customers represents an asset arising from our payment processing services that is restricted for the purpose of satisfying obligations to remit funds to various merchants.

The Company maintained bank balances that, at times, exceeded the federally insured limit during the six months ended June 30, 2022. The Company has not experienced losses relating to these deposits and management does not believe that the Company is exposed to any significant credit risk with respect to these amounts.

Cash and cash equivalents consist of the following:

(in thousands)	June 30, 2022	December 31, 2021
Cash and cash equivalents
Cash	$76,752	$69,249
Money market funds	71,817	119,170
Cash held on behalf of customers	2,031	—
Total cash and cash equivalents	$150,600	$188,419

Gain on Insurance Proceeds

During the first quarter of 2021, the Company received $4.4 million of insurance proceeds in connection with the settlement of a legacy claim. No insurance proceeds were received during the six months ended June 30, 2022.

Other Current Liabilities

Other current liabilities represent obligations arising from our payment processing services to remit funds to various merchants.

Other Long-Term Liabilities

Other liabilities represent amounts owed to employees that participate in the Company’s deferred compensation plan and the long-term portion of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) deferred payroll taxes. Amounts owed to employees participating in the deferred compensation plan was $2.0 million and $2.4 million at June 30, 2022 and December 31, 2021, respectively.

Under the CARES Act employers can defer payment of the employer portion of social security taxes through the end of 2020: 50% of the deferred amount was due December 31, 2021 and the remaining 50% is due December 31, 2022. As allowed under the CARES Act, the Company deferred payment of the employer portion of social security taxes through the end of 2020. As of December 31, 2020, the Company deferred a total of $2.8 million and in connection with the Punchh Acquisition, described in Note 3 below, an additional $1.0 million of deferred payroll taxes were recognized. The Company paid $1.9 million in December 2021 and the remaining balance is to be paid by December 2022. Deferred payroll taxes were $1.9 million at June 30, 2022 and December 31, 2021 and were included within accrued salaries and benefits on the condensed consolidated balance sheets.

Related Party Transactions

Act III Management LLC (“Act III Management”), a service company to the restaurant, hospitality, and entertainment industries, provides software development and restaurant technology consulting services to the
Company pursuant to a master development agreement. Keith Pascal, a director of the Company, is an employee of
Act III Management and serves as its vice president and secretary. Mr. Pascal does not have an ownership interest in Act III Management. As of June 30, 2022, the Company had no accounts payable owed to Act III Management and in the three and six months ended June 30, 2022, the Company paid Act III Management $0.3 million and $0.5 million, respectively, and in the three and six months ended June 30, 2021, the Company paid Act III Management $0.3 million and $0.3 million, respectively, for services performed under the master development agreement.

Recently Adopted Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40). The new guidance is intended to simplify the accounting for certain convertible instruments with characteristics of both liability and equity. The guidance removes certain accounting models which separate the embedded conversion features from the host contract for convertible instruments. As a result, after the adoption of this guidance, an entity’s convertible debt instrument will be wholly accounted for as debt. The guidance also expands disclosure requirements for convertible instruments and simplifies diluted earnings-per-share calculations by requiring the use of the if-converted method. The guidance was effective for fiscal years beginning after December 15, 2021 and could be adopted on either a fully retrospective or modified retrospective basis. The Company adopted the new standard as of January 1, 2022 under the modified retrospective method and recorded a cumulative effect upon adoption of a $81.3 million increase to convertible notes, $66.6 million reduction to other paid in capital, $13.4 million reduction to accumulated deficit, and a $1.3 million reduction to deferred tax liability to reflect the reversal of the separation of the convertible debt between debt and equity. Prior year presentation of debt was not impacted. The adoption of this standard also decreased the amount of non-cash interest expense to be recognized in future periods as a result of eliminating the discount associated with the equity component. There was no impact to the Company’s condensed consolidated statements of cash flows as the result of the adoption of ASU No. 2020-06.

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which is intended to require acquiring entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination. ASU 2021-08 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022, with early adoption permitted. The Company early adopted the new standard as of January 1, 2022, with no impact to the Company's condensed consolidated financial statements at adoption. Future impact of adoption is dependent on the Company's activity as an acquiring entity in transactions subject to Topic 805.

With the exception of the standards discussed above, there were no other recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2022 that are of significance or potential significance to the Company.

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

The Company usually expects payment within 30 to 90 days from satisfaction of its performance obligations. None of its contracts as of June 30, 2022 or June 30, 2021 contained a significant financing component.

Performance Obligations Outstanding

The Company's performance obligations outstanding represent the transaction price of firm, non-cancellable orders, with expected delivery dates to customers after June 30, 2022 and 2021, respectively, for work that has not yet been performed. The activity of outstanding performance obligations as it relates to customer deposits and deferred service revenue is as follows:

(in thousands)	2022	2021
Beginning balance - January 1	$20,046	$11,082
Acquired deferred revenue (Note 3)	—	11,125
Recognition of deferred revenue	(19,200)	(11,437)
Deferral of revenue	17,649	7,321
Ending balance - June 30	$18,495	$18,091
The above table excludes customer deposits of $1.6 million and $1.7 million for the six months ended June 30, 2022 and 2021, respectively. The majority of the deferred revenue balances above relate to professional services, maintenance agreements, and software licenses. These balances are recognized on a straight-line basis over the life of the contract, with the majority of the balance being recognized within the next twelve months.

In the Restaurant/Retail segment most performance obligations relate to service and support contracts, approximately 64% of which the Company expects to fulfill within 12 months. The Company expects to fulfill 100% of support and service contracts within 60 months. At June 30, 2022 and December 31, 2021, transaction prices allocated to future performance obligations were $18.5 million and $20.0 million, respectively.

During the three months ended June 30, 2022 and 2021, the Company recognized revenue included in contract liabilities at the beginning of each respective period of $5.0 million and $8.8 million. During the six months ended June 30, 2022 and June 30, 2021, the Company recognized revenue included in contract liabilities at the beginning of each respective period of $9.5 million and $11.4 million.

In the Government segment, the value of existing contracts at June 30, 2022, net of amounts relating to work performed to that date, was approximately $182.7 million, of which $47.0 million was funded, and at December 31, 2021, the value of existing contracts, net of amounts relating to work performed to that date, was approximately $195.3 million, of which $38.6 million was funded. The value of existing contracts in the Government segment, net of amounts relating to work performed at June 30, 2022, is expected to be recognized as revenue over time as follows (in thousands):

Next 12 months	$86,964
Months 13-24	55,987
Months 25-36	26,588
Thereafter	13,115
Total	$182,654

Disaggregated Revenue

The Company disaggregates revenue from contracts with customers by major product line for each of its reporting segments because the Company believes it best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

Disaggregated revenue is as follows:

	Three Months Ended June 30, 2022
(in thousands)	Restaurant/Retail point in time	Restaurant/Retail over time	Government over time
Hardware	$27,771	$—	$—
Software	(11)	20,640	—
Service	5,141	10,630	—
Mission systems	—	—	11,747
Intelligence, surveillance, and reconnaissance solutions	—	—	8,883
Product	—	—	292
Total	$32,901	$31,270	$20,922

	Three Months Ended June 30, 2021
(in thousands)	Restaurant/Retail point in time	Restaurant/Retail over time	Government over time
Hardware	$23,355	$—	$—
Software	294	14,806	—
Service	5,462	7,207	—
Mission systems	—	—	9,284
Intelligence, surveillance, and reconnaissance solutions	—	—	8,338
Product	—	—	204
Total	$29,111	$22,013	$17,826

	Six Months Ended June 30, 2022
(in thousands)	Restaurant/Retail point in time	Restaurant/Retail over time	Government over time
Hardware	$52,424	$—	$—
Software	23	39,953	—
Service	9,885	20,732	—
Mission systems	—	—	24,037
Intelligence, surveillance, and reconnaissance solutions	—	—	17,798
Product	—	—	526
Total	$62,332	$60,685	$42,361

	Six Months Ended June 30, 2021
(in thousands)	Restaurant/Retail point in time	Restaurant/Retail over time	Government over time
Hardware	$41,190	$—	$—
Software	537	22,439	—
Service	8,874	14,668	—
Mission systems	—	—	18,831
Intelligence, surveillance, and reconnaissance solutions	—	—	16,469
Product	—	—	409
Total	$50,601	$37,107	$35,709
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

NOTE 3: ACQUISITIONS

Q1 2022 Acquisition

During the three months ended March 31, 2022, ParTech, Inc. ("ParTech"), acquired substantially all the assets and liabilities of a privately held restaurant technology company (the "Q1 2022 Acquisition"). The transaction was accounted for as a business combination in accordance with ASC Topic 805, Business Combinations, resulting in an increase to goodwill of $1.2 million. The Company determined that the preliminary fair values of all other assets acquired and liabilities assumed relating to the transaction did not materially affect the Company's financial condition; this determination included the preliminary valuations of identified intangible assets. The preliminary fair value determinations were based on management's best estimates and assumptions, and through the use of independent valuation and tax consultants. Identified preliminary fair values are subject to measurement period adjustments within the permitted measurement period (up to one year from the acquisition date) as independent consultants finalize their procedures.

Punchh Acquisition

On April 8, 2021, the Company, ParTech, and Sliver Merger Sub, Inc., a wholly owned subsidiary of ParTech (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Punchh Inc. (“Punchh”), and Fortis Advisors LLC, solely in its capacity as the initial Stockholder Representative. Pursuant to the Merger Agreement, on April 8, 2021, Merger Sub merged with and into Punchh (the “Merger”), with Punchh surviving the Merger and becoming a wholly owned subsidiary of the Company (“Punchh Acquisition”).

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

During the first quarter of 2022, the fair values of assets and liabilities as of April 8, 2021 were finalized to reflect final acquisition valuation analysis procedures. Adjustments to reflect the final determination included a $0.8 million reduction of deferred revenue and $0.3 million of other adjustments, resulting in a reduction to goodwill of $1.1 million during the three months ended March 31, 2022. Indemnification assets and liabilities were reduced by $0.1 million during the three months ended March 31, 2022, with $2.1 million remaining in escrow as of March 31, 2022.

The following table presents management's final purchase price allocation for the Punchh Acquisition:

(in thousands)	Purchase price allocation
Cash	$22,714
Accounts receivable	10,214
Property and equipment	592
Lease right-of-use assets	2,473
Developed technology	84,600
Customer relationships	7,500
Indemnification assets	2,109
Trade name	5,800
Prepaid and other acquired assets	2,764
Goodwill	415,055
Total assets	553,821
Accounts payable and accrued expenses	15,617
Deferred revenue	10,298
Loan payables	3,508
Lease liabilities	2,787
Indemnification liabilities	2,109
Deferred taxes	11,794
Consideration paid	$507,708

Unaudited Pro Forma Financial Information

For the three months and six months ended June 30, 2021, the Punchh Acquisition resulted in additional revenues of $8.1 million.

The following table summarizes the Company's unaudited pro forma operating results:

	Three Months Ended June 30,	Six Months Ended June 30,
(in thousands)	2021	2021
Total revenue	$69,602	$132,137
Net loss	$(10,355)	$(21,477)

The unaudited pro forma results presented above are for illustrative purposes only and do not reflect the realization of actual cost savings or any related integration costs. The unaudited pro forma results do not purport to be indicative of the results that would have been obtained, or to be a projection of results that may be obtained in the future.

NOTE 4: ACCOUNTS RECEIVABLE, NET

The Company’s net accounts receivables consist of:

(in thousands)	June 30, 2022	December 31, 2021
Government segment:
Billed	$23,300	$11,667
	23,300	11,667

Restaurant/Retail segment:	37,373	38,311
Accounts receivable - net	$60,673	$49,978

At June 30, 2022 and December 31, 2021, the Company had current expected credit loss of $1.6 million and $1.3 million, respectively, against accounts receivable for the Restaurant/Retail segment.

Changes in the current expected credit loss for the six months ended June 30 were:

(in thousands)	2022	2021
Beginning Balance - January 1	$1,306	$1,416
Provisions	482	922
Write-offs	(218)	(394)
Recoveries	—	(15)
Ending Balance - June 30	$1,570	$1,929

Accounts receivables recorded as of June 30, 2022 and December 31, 2021 represent unconditional rights to payments from customers.

NOTE 5: INVENTORIES

Inventories are used in the assembly and service of Restaurant/Retail products. The components of inventory, adjusted for reserves, consisted of the following:

(in thousands)	June 30, 2022	December 31, 2021
Finished goods	$26,103	$17,528
Work in process	552	688
Component parts	13,608	14,880
Service parts	1,779	1,982
Inventories	$42,042	$35,078

At June 30, 2022 and December 31, 2021, the Company had excess and obsolescence reserves of $11.1 million and $10.8 million, respectively, against inventories.
NOTE 6: IDENTIFIABLE INTANGIBLE ASSETS AND GOODWILL

The Company's identifiable intangible assets represent intangible assets acquired in acquisitions and software development costs. The Company capitalizes certain costs related to the development of its unified commerce software platform and other software applications for internal use in accordance with ASC Topic 350-40, Intangibles - Goodwill and Other - Internal - Use Software. The Company begins to capitalize its costs to develop software when preliminary development efforts are successfully completed, management has authorized and committed project funding, and it is probable that the project will be completed and the software will be used as intended. The Company stops capitalizing these project costs when software is substantially complete and ready for its intended use, including the completion of all significant testing. These project costs are amortized on a straight-line basis over the estimated useful life of the related asset, generally estimated to be three to seven years. The Company also capitalizes costs related to specific upgrades and enhancements, when it is probable the expenditure will result in additional functionality, and expense costs are incurred for maintenance and minor upgrades and enhancements. Costs incurred prior to meeting these criteria together with costs incurred for training and maintenance are expensed as incurred and recorded within research and development expenses in the Company's condensed consolidated statements of operations.

The Company exercises judgment in determining the point at which various projects may be capitalized, in assessing the ongoing value of the capitalized costs, and in determining the estimated useful lives over which the costs are amortized. To the extent the Company can change the manner in which new features and functionalities are developed and tested related to its software products, by assessing the ongoing value of capitalized assets or determining the estimated useful lives over which the costs are amortized, the amount of internal-use software development costs the Company capitalizes and amortizes could change in future periods.

Included in identifiable intangible assets are approximately $3.8 million and $3.4 million of costs related to software products that did not satisfy the general release threshold as of June 30, 2022 and December 31, 2021, respectively. These software products are expected to be ready for their intended use within the next 12 months. Software costs related to products placed into service during the three months ended June 30, 2022 and 2021 were $1.4 million and $2.7 million, respectively. Software costs related to products placed into service during the six months ended June 30, 2022 and 2021 were $2.9 million and $7.5 million, respectively.

Annual amortization charged to cost of sales related to the Company's software products is computed using the straight-line method over the remaining estimated economic life of the product, which is generally three years.

Amortization of acquired developed technology for the three months ended June 30, 2022 and 2021 was $3.7 million and $3.7 million, respectively. Amortization of acquired developed technology for the six months ended June 30, 2022 and 2021 was $7.3 million and $4.6 million, respectively.

Amortization of internally developed software costs for the three months ended June 30, 2022 and 2021 was $1.7 million and $1.3 million, respectively. Amortization of internally developed software costs for the six months ended June 30, 2022 and 2021 was $3.3 million and $2.4 million, respectively.

The components of identifiable intangible assets are:

(in thousands)	June 30, 2022	December 31, 2021	Estimated Useful Life	Weighted-Average Amortization Period
Acquired developed technology	$109,100	$109,100	3 - 7 years	4.86 years
Internally developed software costs	28,672	25,735	3 years	2.67 years
Customer relationships	12,360	12,360	7 years	5 years
Trade names	1,410	1,410	2 - 5 years	3 years
Non-competition agreements	30	30	1 year	1 year
	151,572	148,635
Less accumulated amortization	(51,045)	(39,479)
	100,527	109,156
Internally developed software costs not meeting general release threshold	3,756	3,407
Trademarks, trade names (non-amortizable)	6,200	6,200	Indefinite
	$110,483	$118,763

The expected future amortization of intangible assets, assuming straight-line amortization of capitalized software development costs and acquisition related intangibles, excluding software development costs not meeting the general release threshold, is as follows:

(in thousands)
2022, remaining	$11,503
2023	21,111
2024	18,571
2025	16,501
2026	16,091
Thereafter	16,750
Total	$100,527

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

Goodwill carried by the Restaurant/Retail and Government segments is as follows:

(in thousands)
Beginning balance - December 31, 2021	$457,306
Q1 2022 Acquisition	1,212
ASC 805 measurement period adjustment	(1,085)
Ending balance - June 30, 2022	$457,433
Refer to “Note 3 — Acquisitions”, for additional information on goodwill from the Q1 2022 Acquisition.

NOTE 7: DEBT

The following table summarizes information about the net carrying amounts of long-term debt as of June 30, 2022:

(in thousands)	2024 Notes	2026 Notes	2027 Notes	Total
Principal amount of notes outstanding	$13,750	$120,000	$265,000	$398,750
Unamortized debt issuance cost	(348)	(2,842)	(7,384)	(10,574)
Total long-term portion of notes payable	$13,402	$117,158	$257,616	$388,176

The following table summarizes information about the net carrying amounts of long-term debt as of December 31, 2021:

(in thousands)	2024 Notes	2026 Notes	2027 Notes	Total
Principal amount of notes outstanding	$13,750	$120,000	$265,000	$398,750
Unamortized debt issuance cost	(334)	(2,440)	(5,984)	(8,758)
Unamortized discount	(1,570)	(19,413)	(63,164)	(84,147)
Total long-term portion of notes payable	$11,846	$98,147	$195,852	$305,845
Refer to "Recently Adopted Accounting Pronouncements" within "Note 1 - Basis of Presentation" for additional information relating to impact to discount resulting from the Company's adoption of ASU 2020-06.

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

Prior to the Company's adoption of ASU 2020-06 on January 1, 2022, the carrying amount of the liability component of the Notes was calculated by estimating the fair value of similar notes that do not have associated convertible features. The carrying amount of the equity component, representing the conversion option, was determined by deducting the fair value of the liability component from the fair value amount of the Notes. The valuation model used in determining the fair value of the liability component for the Notes includes inputs, such as the implied debt yield within the nonconvertible borrowing rate. The implied estimated effective rate of the liability component of the 2024 Notes, 2026 Notes, and 2027 Notes was 10.2%, 7.3%, and 6.5% respectively.

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

Prior to the Company's adoption of ASU 2020-06 on January 1, 2022, in accordance with ASC Topic 470-20 Debt with Conversion and Other Options — Beneficial Conversion Features, the initial measurement of the 2024 Notes at fair value on issuance resulted in a liability of $62.4 million and an implied value of the convertible feature recognized as additional paid in capital of $17.6 million; the initial measurement of the 2026 Notes at fair value on issuance resulted in a liability of $93.8 million and an implied value of the convertible feature recognized as additional paid in capital of $26.2 million; and, the initial measurement of the 2027 Notes at fair value on issuance resulted in a liability of $199.2 million and an implied value of the convertible feature recognized as additional paid in capital of $65.8 million. Issuance costs for the Notes amounted to $4.9 million, $4.2 million, and $8.3 million for the 2024 Notes, 2026 Notes, and 2027 Notes, respectively. These costs were allocated to debt and equity components on a ratable basis. For the 2024 Notes, this amounted to $3.8 million and $1.1 million to the debt and equity components, respectively. For the 2026 Notes, this amounted to $3.3 million and $0.9 million to the debt and equity components, respectively. For the 2027 Notes, this amounted to $6.2 million and $2.1 million to the debt and equity components, respectively. Refer to 'Recently Adopted Accounting Pronouncements' in Note 1 for a summary of the Company's January 1, 2022 adoption of ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40).

The Indentures contain covenants that, among other things, restrict the Company’s ability to merge, consolidate or sell, or otherwise dispose of, substantially all of its assets and customary Events of Default (as defined in the Indentures).

Prior to the Company's adoption of ASU 2020-06 on January 1, 2022, the Company recorded an income tax liability of $15.6 million in 2021 associated with the portion of the 2027 Notes that was classified within shareholders' equity. GAAP requires the offset of the deferred tax liability to be classified within shareholders' equity, consistent with the equity portion of the 2027 Notes. The creation of the deferred tax liability produced evidence of recoverability of the Company's net deferred tax assets, which resulted in the release of a valuation allowance, totaling $14.9 million, that was also classified within shareholders' equity pursuant to ASU 2019-12.

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
The following tables summarize interest expense recognized on the Notes and on the Credit Facility:

(in thousands)	Three Months Ended June 30,
	2022	2021
Contractual interest expense	$2,011	$3,196
Amortization of debt issuance costs	495	1,737
Total interest expense	$2,506	4,933

(in thousands)	Six Months Ended June 30,
	2022	2021
Contractual interest expense	$4,014	$4,213
Amortization of debt issuance costs	981	2,917
Total interest expense	$4,995	7,130

In connection with the acquisition of AccSys, LLC in December 2019, the Company entered into a $2.0 million subordinated promissory note. The note bears interest at 5.75% per annum, with monthly payments of principal and interest in the amount of $60.6 thousand payable beginning January 15, 2020 through maturity on December 15, 2022. As of June 30, 2022, the outstanding balance of the subordinated promissory note was $0.4 million, which was recorded in the current portion of long-term debt.

The following table summarizes the future principal payments as of June 30, 2022:

(in thousands)
2022, remaining	$358
2023	—
2024	13,750
2025	—
2026	120,000
Thereafter	265,000
Total	$399,108
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
NOTE 9: STOCK-BASED COMPENSATION

The Company applies the fair value recognition provisions of ASC Topic 718: Stock Compensation. Stock-based compensation expense, net of forfeitures of $0.2 million and $0.1 million for the three months ended June 30, 2022 and 2021, respectively, and $0.8 million and $0.1 million for the six months ended June 30, 2022 and 2021, respectively, was recorded in the following line items in the condensed consolidated statements of operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of sales - contracts	$36	$116	$85	$184
Selling, general and administrative	3,195	4,135	6,682	5,387
Total stock-based compensation expense	$3,231	$4,251	$6,767	$5,571
At June 30, 2022, the aggregate unrecognized compensation expense related to unvested equity awards was $25.3 million, which is expected to be recognized as compensation expense in fiscal years 2022 through 2025.

A summary of stock option activity for the six months ended June 30, 2022 is below:

(in thousands, except for weighted average exercise price)	Options outstanding	Weighted average exercise price
Outstanding at January 1, 2022	1,306	$11.95
Exercised	(112)	7.74
Canceled/forfeited	(126)	10.48
Outstanding at June 30, 2022	1,068	$12.89

A summary of unvested restricted stock awards activity for the six months ended June 30, 2022 is below:

(in thousands, except for weighted average award value)	Restricted Stock Awards	Weighted average award value
Outstanding at January 1, 2022	27	$25.42
Vested	(27)	25.42
Outstanding at June 30, 2022	—

A summary of unvested restricted stock units activity for the six months ended June 30, 2022 is below:

(in thousands, except for weighted average award value)	Restricted Stock Unit Awards	Weighted average award value
Outstanding at January 1, 2022	418	$34.08
Granted	359	38.04
Vested	(107)	31.67
Canceled/forfeited	(79)	48.23
Outstanding at June 30, 2022	591	$34.92
NOTE 10: NET LOSS PER SHARE

Net loss per share is calculated in accordance with ASC Topic 260: Earnings per Share, which specifies the computation, presentation and disclosure requirements for earnings per share (“EPS”). It requires the presentation of basic and diluted EPS. Basic EPS excludes all dilution and is based upon the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the potential dilution that would occur if convertible securities or other contracts to issue common stock were exercised. At June 30, 2022, there were 1,068,000 anti-dilutive stock options outstanding compared to 1,403,000 as of June 30, 2021. At June 30, 2022 there were 591,000 anti-dilutive restricted stock units compared to 457,000 as of June 30, 2021.

The potential effects of the 2024 Notes, 2026 Notes, and 2027 Notes conversion features were excluded from the diluted net loss per share as of June 30, 2022 and 2021. Potential shares from 2024 Notes, 2026 Notes, and 2027 Notes conversion features at respective maximum conversion rates of 46.4037 per share, 30.8356 per share, and 17.8571 per share are approximately 638,051, 3,700,272, and 4,732,132 respectively. Refer to “Note 7 — Debt” for additional information about the Notes.

In connection with the Punchh Acquisition as discussed in “Note 3 — Acquisitions” and “Note 8 — Common Stock,” the Company issued Act III a five-year warrant to purchase 500,000 shares of common stock with an exercise price of $76.50 per share; in connection with the Company's 2021 public offering of its common stock, an additional 3,975 shares of common stock are available for purchase under the warrant and the warrant exercise price is $75.90 per share. The warrant was excluded from the diluted net loss per share as of June 30, 2022 due to its anti-dilutive impact.
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

On July 20, 2022, the Federal District Court of the Northern District of Illinois granted final approval of the class-wide settlement of the complaint filed by Kandice Neals on behalf of herself and others similarly situated against ParTech, alleging that ParTech violated the Illinois Biometric Information Privacy Act in the alleged collection, use, and storage of her and others' biometric data derived from fingerprint scans taken for authentication purposes on point-of-sale systems. As of June 30, 2022, based on the court's preliminary approval, the Company had funded a preliminary settlement in the amount of $790 thousand, pending the court's final approval of the settlement. The Company had accrued for this liability in December 2021. The final approved class-wide settlement amount was unchanged from the preliminary settlement amount funded by the Company.
NOTE 12: SEGMENT AND RELATED INFORMATION
The Company is organized in two segments, Restaurant/Retail and Government. Management views the Restaurant/Retail and Government segments separately in operating its business, as the products and services are different for each segment.

The Restaurant/Retail segment is a provider of software, hardware and services to the restaurant and retail industries. The Restaurant/Retail segment provides multi-unit and individual restaurants, franchisees, and enterprise customers in the three major restaurant categories (fast casual, quick serve, and table service) with operational efficiencies, offering them an integrated suite of SaaS solutions that includes Brink POS for front-of-house, Data Central for back-office, PAR Pay and PAR Payment Services for payments, and Punchh for customer loyalty and engagement. This segment also offers customer support, including field service, installation, depot repair, and 24-hour telephone support. The Government segment provides technical expertise and development of advanced systems and software solutions for the DoD, the intelligence community and other federal agencies. This segment also provides support services for satellite command and control, communication, and IT systems at several DoD facilities worldwide.

Information noted as “Other” primarily relates to the Company’s corporate operations.

Information as to the Company’s segments is set forth in the tables below:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Revenues:
Restaurant/Retail	$64,171	$51,124	$123,017	$87,708
Government	20,922	17,826	42,361	35,709
Total	$85,093	$68,950	$165,378	$123,417

Operating (loss) income:
Restaurant/Retail	$(5,743)	$(15,968)	$(10,924)	$(25,252)
Government	2,314	1,405	3,861	2,595
Other	(12,670)	(2,412)	(21,845)	(339)
Total	(16,099)	(16,975)	(28,908)	(22,996)
Other expense, net	(257)	(341)	(625)	(392)
Interest expense, net	(2,451)	(4,937)	(4,914)	(7,097)
Loss before provision for income taxes	$(18,807)	$(22,253)	$(34,447)	$(30,485)

Depreciation, amortization and accretion:
Restaurant/Retail	$5,947	$5,527	$11,857	$7,956
Government	119	197	228	233
Other	885	2,073	1,753	3,598
Total	$6,951	$7,797	$13,838	$11,787

Capital expenditures including software costs:
Restaurant/Retail	$1,727	$2,965	$3,286	$3,697
Government	13	302	57	453
Other	262	231	594	288
Total	$2,002	$3,498	$3,937	$4,438

Revenues by country:
United States	$79,258	$64,127	$154,851	$114,730
International	5,835	4,823	10,527	8,687
Total	$85,093	$68,950	$165,378	$123,417

The following table represents assets by reporting segment.

(in thousands)	June 30, 2022	December 31, 2021
Restaurant/Retail	$678,555	$674,032
Government	25,151	14,831
Other	155,407	199,286
Total	$859,113	$888,149

The following table represents identifiable long-lived tangible assets by country based on the location of the assets.

(in thousands)	June 30, 2022	December 31, 2021
United States	$848,667	$871,184
Other Countries	10,446	16,965
Total	$859,113	$888,149

The following table represents goodwill by reporting segment.

(in thousands)	June 30, 2022	December 31, 2021
Restaurant/Retail	$456,697	$456,570
Government	736	736
Total	$457,433	$457,306

Customers comprising 10% or more of the Company’s total revenues by reporting segment are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Restaurant/Retail reporting segment:
Yum! Brands, Inc.	10%	11%	10%	11%
McDonald’s Corporation	14%	8%	12%	8%
Government reporting segment:
U.S. Department of Defense	25%	26%	26%	29%
All Others	51%	55%	52%	52%
	100%	100%	100%	100%

No other customer within All Others represented 10% or more of the Company’s total revenue for the three and six months ended June 30, 2022 or 2021.
NOTE 13: FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company’s financial instruments have been recorded at fair value using available market information and valuation techniques. The fair value hierarchy is based upon three levels of input, which are:

Level 1 — quoted prices in active markets for identical assets or liabilities (observable)

Level 2 — inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in inactive markets, or other inputs that are observable market data for essentially the full term of the asset or liability (observable)
Level 3 — unobservable inputs that are supported by little or no market activity, but are significant to determining the fair value of the asset or liability (unobservable)

The Company’s financial instruments primarily consist of cash and cash equivalents, trade receivables, trade payables, debt instruments and deferred compensation assets and liabilities. The carrying amounts of cash and cash equivalents, trade receivables and trade payables as of June 30, 2022 and December 31, 2021 were considered representative of their fair values because of their short-term nature. The estimated fair value of the 2024 Notes, 2026 Notes, and 2027 Notes at June 30, 2022 was $21.5 million, $139.1 million, and $210.5 million respectively. The valuation techniques used to determine the fair value of the 2024 Notes, 2026 Notes, and the 2027 Notes are classified within Level 2 of the fair value hierarchy.

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

The amounts owed to employees participating in the deferred compensation plan at June 30, 2022 was $2.0 million compared to $2.4 million at December 31, 2021 and are included in other long-term liabilities on the condensed consolidated balance sheets.

Note 14 — Subsequent Event

Following the quarter ended June 30, 2022, the Company acquired MENU Technologies AG ("MENU"), a restaurant technology company offering fully integrated omnichannel ordering solutions to restaurants worldwide, for a purchase price of $25.0 million, $18.7 million paid in cash and $6.3 million paid in shares of Company common stock, with the ability to earn additional cash and Company common stock consideration over a 24-month period based primarily on MENU's future SaaS annual recurring revenues. In addition to assets acquired and liabilities assumed, the Company expects to allocate a portion of the purchase price to identifiable intangible assets such as developed technology and customer relationships. The Company expects to determine the preliminary purchase price allocation prior to the end of the third quarter of 2022.

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

Our Restaurant/Retail segment is a leading provider of software, hardware, and services to the restaurant and retail industries, with more than 500 customers currently using our software products and more than 60,000 active restaurant locations. We provide enterprise restaurants, franchisees, and other restaurant outlets in the three major restaurant categories, quick service, fast casual, and table service, with operational efficiencies, offering them an integrated suite of SaaS solutions that includes Brink POS for front-of-house, Data Central for back-office, PAR Pay and PAR Payment Services for payments, and Punchh for customer loyalty and engagement. This unified commerce platform delivers an integrated suite of modern solutions that are extensible and built on open application programming interfaces that retain flexibility and the market optionality of an open platform.

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
RESULTS OF OPERATIONS

Consolidated Results:

	Three Months Ended June 30,		Percentage of total revenue		Increase (decrease)
in thousands	2022	2021	2022	2021	2022 vs 2021
Revenues, net:
Product	$28,390	$23,939	33.4%	34.7%	18.6%
Service	35,781	27,185	42.0%	39.4%	31.6%
Contract	20,922	17,826	24.6%	25.9%	17.4%
Total revenues, net	$85,093	$68,950	100.0%	100.0%	23.4%

Gross margin
Product	$4,179	$5,452	4.9%	7.9%	(23.3)%
Service	14,617	8,245	17.2%	12.0%	77.3%
Contract	2,325	1,406	2.7%	2.0%	65.4%
Total gross margin	$21,121	$15,103	24.8%	21.9%	39.8%

Operating expenses
Selling, general and administrative	$26,398	$22,946	31.0%	33.3%	15.0%
Research and development	10,101	8,643	11.9%	12.5%	16.9%
Amortization of identifiable intangible assets	721	489	0.8%	0.7%	47.4%
Total operating expenses	$37,220	$32,078	43.7%	46.5%	16.0%

Loss from operations	$(16,099)	$(16,975)	(18.9)%	(24.6)%	(5.2)%
Other expense, net	(257)	(341)	(0.3)%	(0.5)%	(24.6)%
Interest expense, net	(2,451)	(4,937)	(2.9)%	(7.2)%	(50.4)%
Loss before benefit from income taxes	(18,807)	(22,253)	(22.1)%	(32.3)%	(15.5)%
(Provision for) benefit from income taxes	(41)	12,297	—%	17.8%	(100.3)%
Net loss	$(18,848)	$(9,956)	(22.1)%	(14.4)%	89.3%

Consolidated Results (continued):

	Six Months Ended June 30,		Percentage of total revenue		Increase (decrease)
in thousands	2022	2021	2022	2021	2022 vs 2021
Revenues, net:
Product	$53,477	$42,495	32.3%	34.4%	25.8%
Service	69,540	45,213	42.0%	36.6%	53.8%
Contract	42,361	35,709	25.6%	28.9%	18.6%
Total revenues, net	$165,378	$123,417	100.0%	100.0%	34.0%

Gross margin
Product	$9,269	$9,123	5.6%	7.4%	1.6%
Service	28,580	13,578	17.3%	11.0%	110.5%
Contract	3,885	2,602	2.3%	2.1%	49.3%
Total gross margin	$41,734	$25,303	25.2%	20.5%	64.9%

Operating expenses
Selling, general and administrative	$48,766	$37,483	29.5%	30.4%	30.1%
Research and development	20,942	14,452	12.7%	11.7%	44.9%
Amortization of identifiable intangible assets	934	764	0.6%	0.6%	22.3%
Gain on insurance proceeds	—	(4,400)	—%	(3.6)%	(100.0)%
Total operating expenses	$70,642	$48,299	42.7%	39.1%	46.3%

Loss from operations	$(28,908)	$(22,996)	(17.5)%	(18.6)%	25.7%
Other expense, net	(625)	(392)	(0.4)%	(0.3)%	59.4%
Interest expense, net	(4,914)	(7,097)	(3.0)%	(5.8)%	(30.8)%
Loss before benefit from income taxes	(34,447)	(30,485)	(20.8)%	(24.7)%	13.0%
(Provision for) benefit from income taxes	(51)	12,258	—%	9.9%	(100.4)%
Net loss	$(34,498)	$(18,227)	(20.9)%	(14.8)%	89.3%

Revenues, Net

	Three Months Ended June 30,		Percentage of total revenue		Increase (decrease)
in thousands	2022	2021	2022	2021	2022 vs 2021
Product	$28,390	$23,939	33.4%	34.7%	18.6%
Service	35,781	27,185	42.0%	39.4%	31.6%
Contract	20,922	17,826	24.6%	25.9%	17.4%
Total revenues, net	$85,093	$68,950	100.0%	100.0%	23.4%

Product revenue includes our hardware and software license revenue. Service revenue includes SaaS, hardware and software maintenance, payments processing, and professional services revenue. Contract revenue is revenue derived from contracts associated with our Government reporting segment.

For the three months ended June 30, 2022 compared to the three months ended June 30, 2021

Total revenues were $85.1 million for the three months ended June 30, 2022, an increase of 23.4% compared to the three months ended June 30, 2021.

Product revenues were $28.4 million for the three months ended June 30, 2022, an increase of 18.6% compared to the three months ended June 30, 2021. The strong growth was primarily driven by hardware refresh investments (in part from delayed hardware refreshes due to COVID-19) by our domestic and international Tier 1 accounts during the three months ended June 30, 2022.

Service revenues were $35.8 million for the three months ended June 30, 2022, an increase of 31.6% compared to the three months ended June 30, 2021. This large growth was primarily driven by increases of $4.5 million from Punchh SaaS revenues, $2.4 million in Brink POS SaaS revenues, $1.6 million from hardware related services and $0.1 million from other software and services.

Contract revenues were $20.9 million for the three months ended June 30, 2022, an increase of 17.4% compared to the three months ended June 30, 2021. The increase in Contract revenues was driven by a $2.5 million increase in our ISR solutions product line, a $0.5 million increase in our Mission systems product line, and a $0.1 million increase in our Product product line.

	Six Months Ended June 30,		Percentage of total revenue		Increase (decrease)
in thousands	2022	2021	2022	2021	2022 vs 2021
Product	$53,477	$42,495	32.3%	34.4%	25.8%
Service	69,540	45,213	42.0%	36.6%	53.8%
Contract	42,361	35,709	25.6%	28.9%	18.6%
Total revenues, net	$165,378	$123,417	100.0%	100.0%	34.0%

For the six months ended June 30, 2022 compared to the six months ended June 30, 2021

Total revenues were $165.4 million for the six months ended June 30, 2022, an increase of 34.0% compared to the six months ended June 30, 2021.

Product revenues were $53.5 million for the six months ended June 30, 2022, an increase of 25.8% compared to the six months ended June 30, 2021. The strong growth was primarily driven by hardware refresh investments (in part from hardware refreshes previously delayed due to COVID-19) by our domestic and international Tier 1 accounts during the six months ended June 30, 2022.

Service revenues were $69.5 million for the six months ended June 30, 2022, an increase of 53.8% compared to the six months ended June 30, 2021. This large growth was primarily driven by increases of $15.7 million from Punchh SaaS revenues (Punchh Acquisition April 8, 2021), $5.1 million from Brink POS SaaS revenues, $2.5 million from hardware related services and $1.0 million from other software and services.

Contract revenues were $42.4 million for the six months ended June 30, 2022, an increase of 18.6% compared to the six months ended June 30, 2021. The increase in Contract revenues was driven by a $5.2 million increase in our ISR solutions product line, a $1.3 million increase in our Mission systems product line, and a $0.1 million increase in our Product product line.

Gross Margin

	Three Months Ended June 30,		Gross Margin Percentage		Increase (decrease)
in thousands	2022	2021	2022	2021	2022 vs 2021
Product	$4,179	$5,452	14.7%	22.8%	(23.3)%
Service	14,617	8,245	40.9%	30.3%	77.3%
Contract	2,325	1,406	11.1%	7.9%	65.4%
Total gross margin	21,121	15,103	24.8%	21.9%	39.8%

For the three months ended June 30, 2022 compared to the three months ended June 30, 2021

Total gross margin as a percentage of revenue during the three months ended June 30, 2022 was 24.8% compared to 21.9% during the three months ended June 30, 2021.

Product margin was 14.7% during the three months ended June 30, 2022, compared to 22.8% during the three months ended June 30, 2021, primarily driven by a $1.5 million charge for excess & obsolete inventory driven by higher inventory costs in 2022 compared to 2021.

Service margin was 40.9% during the three months ended June 30, 2022, compared to 30.3% during the three months ended June 30, 2021, primarily driven by a higher mix of SaaS software and cost improvement initiatives relating to managing our hosting costs and customer support service. Service margin during the three months ended June 30, 2022 included $3.6 million of amortization of acquired intangible assets compared to $3.7 million of amortization of acquired intangible assets during the three months ended June 30, 2021. Excluding the amortization of acquired intangible assets, service margin was 50.9% during the three months ended June 30, 2022, compared to 44.0% during the three months ended June 30, 2021.

Contract margin was 11.1% during the three months ended June 30, 2022, compared to 7.9% during the three months ended June 30, 2021, primarily due to higher margin Mission systems contracts and lower corporate expenses across all product lines for the three months ended June 30, 2022.

	Six Months Ended June 30,		Gross Margin Percentage		Increase (decrease)
in thousands	2022	2021	2022	2021	2022 vs 2021
Product	$9,269	$9,123	17.3%	21.5%	1.6%
Service	28,580	13,578	41.1%	30.0%	110.5%
Contract	3,885	2,602	9.2%	7.3%	49.3%
Total gross margin	41,734	25,303	25.2%	20.5%	64.9%

For the six months ended June 30, 2022 compared to the six months ended June 30, 2021

Total gross margin as a percentage of revenue during the six months ended June 30, 2022 was 25.2% compared to 20.5% during the six months ended June 30, 2021.

Product margin was 17.3% during the six months ended June 30, 2022, compared to 21.5% during the six months ended June 30, 2021, primarily driven by a higher excess & obsolete inventory driven by higher inventory costs in 2022 compared to 2021.

Service margin was 41.1% during the six months ended June 30, 2022, compared to 30.0% during the six months ended June 30, 2021, primarily driven by a higher mix of SaaS software from the Punchh Acquisition and cost improvement initiatives relating to managing our hosting costs and customer support service. Service margin during the three months ended June 30, 2022 included $7.2 million of amortization of acquired intangible assets compared to $4.5 million of amortization of acquired intangible assets during the six months ended June 30, 2021. Excluding the amortization of acquired intangible assets, service margin was 51.5% during the six months ended June 30, 2022, compared to 40.2% during the six months ended June 30, 2021.

Contract margin was 9.2% during the six months ended June 30, 2022, compared to 7.3% during the six months ended June 30, 2021, primarily due to improved margins across all product lines from higher royalty revenue and decreased corporate expenses.

Selling, General Administrative Expenses

	Three Months Ended June 30,		Percentage of total revenue		Increase (decrease)
in thousands	2022	2021	2022	2021	2022 vs 2021
Selling, general and administrative	$26,398	$22,946	31.0%	33.3%	15.0%

For the three months ended June 30, 2022 compared to the three months ended June 30, 2021

Selling, general, and administrative expenses were $26.4 million for the three months ended June 30, 2022, compared to $22.9 million for the three months ended June 30, 2021, an increase of 15.0%. The increase was primarily driven by $1.9 million in Sales & Marketing expenses, $1.0 million in internal technology infrastructure costs, and $0.6 million increase in corporate management expenses.

	Six Months Ended June 30,		Percentage of total revenue		Increase (decrease)
in thousands	2022	2021	2022	2021	2022 vs 2021
Selling, general and administrative	$48,766	$37,483	29.5%	30.4%	30.1%

For the six months ended June 30, 2022 compared to the six months ended June 30, 2021

Selling, general, and administrative expenses were $48.8 million for the six months ended June 30, 2022, compared to $37.5 million for the six months ended June 30, 2021, an increase of 30.1%. The increase was primarily driven by $6.3 million in total Punchh operational expenses. Other drivers include increases of $2.2 million in corporate and business management expenses, $1.2 million of internal technology infrastructure expenses, $0.9 million of acquisition related costs, and $0.7 million in sales and marketing expenses.

Research and Development Expenses

	Three Months Ended June 30,		Percentage of total revenue		Increase (decrease)
in thousands	2022	2021	2022	2021	2022 vs 2021
Research and development	$10,101	$8,643	11.9%	12.5%	16.9%

For the three months ended June 30, 2022 compared to the three months ended June 30, 2021

Research and development expenses were $10.1 million for the three months ended June 30, 2022, compared to $8.6 million for the three months ended June 30, 2021, an increase of 16.9%. The increase was driven primarily by $1.5 million for additional investments in our software product development organization.

	Six Months Ended June 30,		Percentage of total revenue		Increase (decrease)
in thousands	2022	2021	2022	2021	2022 vs 2021
Research and development	$20,942	$14,452	12.7%	11.7%	44.9%

For the six months ended June 30, 2022 compared to the six months ended June 30, 2021

Research and development expenses were $20.9 million for the six months ended June 30, 2022, compared to $14.5 million for the six months ended June 30, 2021, an increase of 44.9%. The increase was driven primarily by $4.2 million for Punchh-related research and development (Punchh Acquisition April 8, 2021) and $2.3 million related to additional investments in our existing product development organization.

Other Operating Expenses: Amortization of Intangible Assets / Insurance Proceeds

	Three Months Ended June 30,		Percentage of total revenue		Increase (decrease)
in thousands	2022	2021	2022	2021	2022 vs 2021
Amortization of identifiable intangible assets	$721	$489	0.8%	0.7%	47.4%

For the three months ended June 30, 2022 compared to the three months ended June 30, 2021

For the three months ended June 30, 2022 and 2021, we recorded $0.7 million and $0.5 million, respectively, of amortization expense associated with other intangible assets.

	Six Months Ended June 30,		Percentage of total revenue		Increase (decrease)
in thousands	2022	2021	2022	2021	2022 vs 2021
Amortization of identifiable intangible assets	$934	$764	0.6%	0.6%	22.3%
Gain on insurance proceeds	—	(4,400)	—%	(3.6)%	(100.0)%

For the six months ended June 30, 2022 compared to the six months ended June 30, 2021

For the six months ended June 30, 2022 and 2021, we recorded $0.9 million and $0.8 million, respectively, of amortization expense associated with other intangible assets.

Also included in operating expense for the six months ended June 30, 2021 was a $4.4 million gain on insurance proceeds received in connection with the settlement of a legacy claim. There was no comparable reduction to expense for the six months ended June 30, 2022.

Other Expense, Net

	Three Months Ended June 30,		Percentage of total revenue		Increase (decrease)
in thousands	2022	2021	2022	2021	2022 vs 2021
Other expense, net	$(257)	$(341)	(0.3)%	(0.5)%	(24.6)%

For the three months ended June 30, 2022 compared to the three months ended June 30, 2021

In other expense, net, we recorded $0.3 million for the three months ended June 30, 2022, compared to other expense, net, of $0.3 million recorded for the three months ended June 30, 2021.

	Six Months Ended June 30,		Percentage of total revenue		Increase (decrease)
in thousands	2022	2021	2022	2021	2022 vs 2021
Other expense, net	$(625)	$(392)	(0.4)%	(0.3)%	59.4%

For the six months ended June 30, 2022 compared to the six months ended June 30, 2021

In other expense, net, we recorded $0.6 million for the six months ended June 30, 2022, compared to other expense, net, of $0.4 million recorded for the six months ended June 30, 2021. The increase is primarily driven by currency revaluation and other miscellaneous expenses.

Interest Expense, Net

	Three Months Ended June 30,		Percentage of total revenue		Increase (decrease)
in thousands	2022	2021	2022	2021	2022 vs 2021
Interest expense, net	$(2,451)	$(4,937)	(2.9)%	(7.2)%	(50.4)%

For the three months ended June 30, 2022 compared to the three months ended June 30, 2021

For the three months ended June 30, 2022 interest expense, net, was $2.5 million, compared to $4.9 million for the three months ended June 30, 2021. The decrease is driven by the refinancing of the owl rock loan with the issuance of the 2027 Notes in September 2021 and a reduction of accretion resulting from our January 1, 2022 adoption of ASU 2020-06. Prior to our adoption, accounting for the convertible feature of our Notes was presented within equity, resulting in non-cash accretion over the life of the respective Notes of an implied debt discount; this accretion was presented within interest expense. As a result of adoption, the accounting for our Notes is no longer bifurcated between debt and equity (refer to "Note 1 - Basis of Presentation" for additional information).

	Six Months Ended June 30,		Percentage of total revenue		Increase (decrease)
in thousands	2022	2021	2022	2021	2022 vs 2021
Interest expense, net	$(4,914)	$(7,097)	(3.0)%	(5.8)%	(30.8)%

For the six months ended June 30, 2022 compared to the six months ended June 30, 2021

For the six months ended June 30, 2022 interest expense, net, was $4.9 million, compared to $7.1 million for the six months ended June 30, 2021. The decrease is driven by the refinancing of the owl rock loan with the issuance of the 2027 Notes in September 2021 and a reduction of accretion resulting from our January 1, 2022 adoption of ASU 2020-06. Prior to our adoption, accounting for the convertible feature of our Notes was presented within equity, resulting in non-cash accretion over the life of the respective Notes of an implied debt discount; this accretion was presented within interest expense. As a result of adoption, the accounting for our Notes is no longer bifurcated between debt and equity (refer to "Note 1 - Basis of Presentation" for additional information).

Taxes

	Three Months Ended June 30,		Percentage of total revenue		Increase (decrease)
in thousands	2022	2021	2022	2021	2022 vs 2021
(Provision for) benefit from income taxes	$(41)	$12,297	—%	17.8%	(100.3)%

For the three months ended June 30, 2022 compared to the three months ended June 30, 2021

There was a net tax provision of $41.0 thousand for the three months ended June 30, 2022. There was a net tax benefit of $12.3 million for the three months ended June 30, 2021 due to a partial release of the Company's deferred taxed asset valuation allowance resulting from the deferred tax liabilities recognized in conjunction with the Punchh Acquisition.

	Six Months Ended June 30,		Percentage of total revenue		Increase (decrease)
in thousands	2022	2021	2022	2021	2022 vs 2021
(Provision for) benefit from income taxes	$(51)	$12,258	—%	9.9%	(100.4)%

For the six months ended June 30, 2022 compared to the six months ended June 30, 2021

There was a net tax provision of $51 thousand for the six months ended June 30, 2022. There was a net tax benefit of $12.3 million for the six months ended June 30, 2021 due to a partial release of the Company's deferred taxed asset valuation allowance resulting from the deferred tax liabilities recognized in conjunction with the Punchh Acquisition.

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

Annual Recurring Revenue ("ARR")

	As of June 30,		Increase (decrease)
In thousands	2022	2021	2022 vs 2021
Brink POS*	36,159	27,605	31.0%
Data Central	9,223	8,801	4.8%
Punchh	53,198	40,300	32.0%
Total	$98,580	$76,706	28.5%

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

Active Sites

	As of June 30,		Increase (decrease)
In thousands	2022	2021	2022 vs 2021
Brink POS*	17.7	13.2	34.1%
Data Central	6.4	6.0	6.7%
Punchh	62.3	48.4	28.7%
*Brink POS includes PAR Payment Services

Active sites represent locations active on our SaaS software as of the last day of the respective reporting period. Punchh active sites for the three months ended June 30, 2022 are included in the table above to highlight year-over-year comparison.

Segment Revenue by Product Line as Percentage of Total Revenue

	Three Months Ended June 30,
			Percentage of total revenue		Increase (decrease)
In thousands	2022	2021	2022	2021	2022 vs 2021
Hardware	$27,771	$23,355	32.6%	33.9%	18.9%
Software	20,629	15,100	24.2%	21.9%	36.6%
Services	15,771	12,669	18.5%	18.4%	24.5%
Total Restaurant/Retail	64,171	51,124	75.4%	74.1%	25.5%

ISR	11,747	9,284	13.8%	13.5%	26.5%
Mission systems	8,883	8,338	10.4%	12.1%	6.5%
Product services	292	204	0.3%	0.3%	43.1%
Total Government	20,922	17,826	24.6%	25.9%	17.4%

Total revenue	$85,093	$68,950	100.0%	100.0%	23.4%

	Six Months Ended June 30,
			Percentage of total revenue		Increase (decrease)
In thousands	2022	2021	2022	2021	2022 vs 2021
Hardware	$52,424	$41,190	31.7%	33.4%	27.3%
Software	39,976	22,976	24.2%	18.6%	74.0%
Services	30,617	23,542	18.5%	19.1%	30.1%
Total Restaurant/Retail	123,017	87,708	74.4%	71.1%	40.3%

ISR	24,037	18,831	14.5%	15.3%	27.6%
Mission systems	17,798	16,469	10.8%	13.3%	8.1%
Product services	526	409	0.3%	0.3%	28.6%
Total Government	42,361	35,709	25.6%	28.9%	18.6%

Total revenue	$165,378	$123,417	100.0%	100.0%	34.0%

Recurring and Non-Recurring Revenue as Percentage of Total Revenue

	Three Months Ended June 30,
			Percentage of total revenue		Increase (decrease)
In thousands	2022	2021	2022	2021	2022 vs 2021
Recurring revenue	$30,998	$23,049	36.4%	33.4%	34.5%
Non-recurring revenue	33,173	28,075	39.0%	40.7%	18.2%
Total Restaurant/Retail	$64,171	$51,124	75.4%	74.1%	25.5%

Total Government	$20,922	$17,826	24.6%	25.9%	17.4%

Total revenue	$85,093	$68,950	100.0%	100.0%	23.4%

	Six Months Ended June 30,
			Percentage of total revenue		Increase (decrease)
In thousands	2022	2021	2022	2021	2022 vs 2021
Recurring revenue	$60,169	$38,244	36.4%	31.0%	57.3%
Non-recurring revenue	62,848	49,464	38.0%	40.1%	27.1%
Total Restaurant/Retail	$123,017	$87,708	74.4%	71.1%	40.3%

Total Government	$42,361	$35,709	25.6%	28.9%	18.6%

Total revenue	$165,378	$123,417	100.0%	100.0%	34.0%

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

	Three Months Ended June 30,
(in thousands)	2022	2021
Reconciliation of EBITDA and adjusted EBITDA:
Net loss	$(18,848)	$(9,956)
Provision for (benefit from) income taxes	41	(12,297)
Interest expense	2,451	4,936
Depreciation and amortization	6,441	6,552
EBITDA	$(9,915)	$(10,765)
Stock-based compensation expense (1)	3,232	4,251
Regulatory matter (2)	—	(225)
Litigation expense (3)	—	125
Acquisition and integration costs (4)	666	2,702
Other expense – net (5)	257	341
Adjusted EBITDA	$(5,760)	$(3,571)

1	Adjustments reflect stock-based compensation expense included within selling, general, and administrative expenses and cost of contracts of $3.2 million and $4.3 million for the three months ended June 30, 2022 and 2021, respectively.
2	Adjustment reflects the benefit related to our efforts to resolve a regulatory matter and other non-recurring charges of $0.2 million for the three months ended June 30, 2021.
3	Adjustment reflects the expenses accrued for a legal matter of $0.1 million for the three months ended June 30, 2021.
4	Adjustment reflects the expenses incurred in the acquisition of MENU of $0.7 million for the three months ended June 30, 2022, and the acquisition and integration of Punchh of $2.7 million for the three months ended June 30, 2021.
5	Adjustment reflects foreign currency transaction gains and losses, rental income and losses, and other non-recurring expenses recorded in other expense, net in the accompanying statements of operations.

(in thousands)	Three Months Ended June 30,
Reconciliation of adjusted net loss/diluted loss per share:	2022		2021
Net loss/diluted loss per share	$(18,848)	$(0.70)	$(9,956)	$(0.39)
Provision for income taxes (1)	—	—	(12,360)	(0.49)
Non-cash interest expense (2)	495	0.02	1,737	0.07
Acquired intangible assets amortization (3)	4,371	0.16	4,212	0.17
Stock-based compensation expense (4)	3,232	0.12	4,251	0.17
Regulatory matter (5)	—	—	(225)	(0.01)
Litigation expense (6)	—	—	125	—
Acquisition and integration costs (7)	666	0.03	2,702	0.11
Other expense – net (8)	257	0.01	341	0.01
Adjusted net loss/adjusted diluted loss per share	$(9,827)	$(0.36)	$(9,173)	$(0.36)

Adjusted weighted average common shares outstanding	26,982		25,484

1	Adjustment reflects a partial release of the Company's deferred taxed asset valuation allowance of $12.4 million related to the Punchh Acquisition for the three months ended June 30, 2021.
2	Adjustment reflects non-cash accretion of interest expense and amortization of issuance costs related to the Notes of $0.5 million and $1.7 million for the three months ended June 30, 2022 and 2021, respectively.
3	Adjustment amortization expense of acquired developed technology included within cost of sales of $3.7 million for the three months ended June 30, 2022 and 2021; and amortization expense of acquired intangible assets of $0.7 million and $0.5 million for the three months ended June 30, 2022 and 2021, respectively.
4	Adjustments reflect stock-based compensation expense included within selling, general, and administrative expenses and cost of contracts of $3.2 million and $4.3 million for the three months ended June 30, 2022 and 2021, respectively.
5	Adjustment reflects the expenses related to our efforts to resolve a regulatory matter and other non-recurring charges of $0.2 million for the three months ended June 30, 2021.
6	Adjustment reflects the expenses accrued for a legal matter of $0.1 million for the three months ended June 30, 2021.
7	Adjustment reflects the expenses incurred in the acquisition of MENU of $0.7 million for the three months ended June 30, 2022, and the acquisition and integration of Punchh of $2.7 million for the three months ended June 30, 2021.
8	Adjustment reflects foreign currency transaction gains and losses, rental income and losses, and other non-recurring expenses recorded in other expense, net in the accompanying statements of operations.

	Six Months Ended June 30,
(in thousands)	2022	2021
Reconciliation of EBITDA and adjusted EBITDA:
Net loss	$(34,498)	$(18,227)
Provision for (benefit from) income taxes	51	(12,258)
Interest expense	4,914	7,097
Depreciation and amortization	12,825	8,870
EBITDA	$(16,708)	$(14,518)
Stock-based compensation expense (1)	6,767	5,571
Regulatory matter (2)	—	50
Litigation expense (3)	—	600
Acquisition and integration costs (4)	951	3,388
Gain on insurance proceeds (5)	—	(4,400)
Other expense – net (6)	625	392
Adjusted EBITDA	$(8,365)	$(8,917)

1	Adjustment reflects stock-based compensation expense included within selling, general and administrative expenses and cost of contracts of $6.8 million and $5.6 million for the six months ended June 30, 2022 and 2021, respectively.
2	Adjustment reflects the expenses related to our efforts to resolve a regulatory matter and other non-recurring charges of $0.05 million for the six months ended June 30, 2021.
3	Adjustment reflects the expenses accrued for a legal matter of $0.6 million for the six months ended June 30, 2021.
4	Adjustment reflects the expenses incurred in the acquisition of MENU of $1.0 million for the six months ended June 30, 2022, and the acquisition and integration of Punchh of $3.4 million for the six months ended June 30, 2021.
5	Adjustment reflects a gain from insurance proceeds stemming from a legacy claim of $4.4 million for the six months ended June 30, 2021.
6	Adjustment reflects foreign currency transaction gains and losses, rental income and losses, and other non-recurring expenses recorded in other expense, net in the accompanying statements of operations.

(in thousands)	Six Months Ended June 30,
Reconciliation of adjusted net loss/diluted loss per share:	2022		2021
Net loss/diluted loss per share	$(34,498)	$(1.27)	$(18,227)	$(0.77)
Provision for income taxes (1)	—	—	(12,360)	(0.52)
Non-cash interest expense (2)	981	0.04	2,917	0.12
Acquired intangible assets amortization (3)	8,229	0.30	5,351	0.23
Stock-based compensation expense (4)	6,767	0.25	5,571	0.23
Regulatory matter (5)	—	—	50	—
Litigation expense (6)	—	—	600	0.03
Acquisition and integration costs (7)	951	0.04	3,388	0.14
Gain on insurance proceeds (8)	—	—	(4,400)	(0.19)
Other expense – net (9)	625	0.02	392	0.03
Adjusted net loss/adjusted diluted loss per share	$(16,945)	$(0.62)	$(16,718)	$(0.70)

Adjusted weighted average common shares outstanding	27,070		23,716

1	Adjustment reflects a partial release of the Company's deferred taxed asset valuation allowance of $12.4 million related to the Punchh Acquisition for the six months ended June 30, 2021.
2	Adjustment reflects non-cash accretion of interest expense and amortization of issuance costs related to the Notes of $0.9 million and $2.9 million for the six months ended June 30, 2022 and 2021, respectively.
3	Adjustment amortization expense of acquired developed technology included within cost of sales of $7.3 million and $4.6 million for the six months ended June 30, 2022 and 2021, respectively; and amortization expense of acquired intangible assets of $0.9 million and $0.8 million for the six months ended June 30, 2022 and 2021, respectively.
4	Adjustment reflects stock-based compensation expense included within selling, general and administrative expenses and cost of contracts of $6.8 million and $5.6 million for the six months ended June 30, 2022 and 2021, respectively.
5	Adjustment reflects the expenses related to our efforts to resolve a regulatory matter and other non-recurring charges of $0.05 million for the six months ended June 30, 2021.
6	Adjustment reflects the expenses accrued for a legal matter of $0.6 million for the six months ended June 30, 2021.
7	Adjustment reflects the expenses incurred in the acquisition of MENU of $1.0 million for the six months ended June 30, 2022, and the acquisition and integration of Punchh of $3.4 million for the six months ended June 30, 2021.
8	Adjustment reflects the a gain from insurance proceeds stemming from a legacy claim of $4.4 million for the six months ended June 30, 2021.
9	Adjustment reflects foreign currency transaction gains and losses, rental income and losses, and other non-recurring expenses recorded in other expense, net in the accompanying statements of operations.

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended June 30, 2022 our primary source of liquidity was existing cash and cash equivalents generated through financing transactions 2021. Cash used in operating activities was $31.6 million for the six months ended June 30, 2022, compared to $33.1 million for the six months ended June 30, 2021. Cash used for the six months ended June 30, 2022 was primarily driven by an increase in net loss, net of non-cash charges and additional net working capital requirements largely resulting from an increase in inventory and an increase in accounts receivable related to the Government segment.

Cash used in investing activities was $5.0 million for the six months ended June 30, 2022 compared to $381.7 million for the six months ended June 30, 2021. Investing activities during the six months ended June 30, 2022 included $1.2 million of cash consideration for the Q1 2022 Acquisition and capital expenditures of $3.2 million for developed technology costs associated with our Restaurant/Retail segment software platforms compared to $3.8 million for software platforms for the three months ended June 30, 2021. Investing activities during the six months ended June 30, 2021 included $377.3 million of cash consideration for the Punchh Acquisition.

Cash used in financing activities was $1.8 million for the six months ended June 30, 2022, compared to $319.3 million of cash provided for the six months ended June 30, 2021. Cash used in financing activities during the six months ended June 30, 2022 was driven by stock based compensation related transactions and financing activities during the six months ended June 30, 2021 included net proceeds of $155.7 million from the private placement of our common stock to PAR Act III, LLC and certain funds and accounts advised by T. Rowe Price Associates, Inc., and net proceeds of $170.7 million from the Owl Rock Term Loan. We do not have any off-balance sheet arrangements or obligations.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our financial statements are based on the application of accounting principles generally accepted in the United States of America. GAAP requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue, and expense amounts reported. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently applied. Significant items subject to such estimates and assumptions include revenue recognition, stock-based compensation, the recognition and measurement of assets acquired and liabilities assumed in business combinations at fair value, the carrying amount of property, plant and equipment including right-to-use assets and liabilities, identifiable intangible assets and goodwill, the measurement of liabilities and equity recognized for outstanding convertible notes, valuation allowances for receivables, and inventories. Actual results could differ from these estimates. Our estimates are subject to uncertainties, including those associated with market conditions, risks and trends and the ongoing COVID-19 pandemic. Our critical accounting policies have not changed materially from the discussion of those policies included under “Critical Accounting Policies and Estimates” in the 2021 Annual Report.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

Our primary exposures relate to certain non-dollar denominated sales and operating expenses in Canada, Europe and Asia. These primary currencies are the Great British Pound, the Euro, the Australian dollar, the Singapore dollar, the Canadian dollar, the Indian Rupee and the Chinese Renminbi. Accordingly, changes in exchange rates may negatively affect our revenue and net income (loss) as expressed in U.S. dollars. We also have foreign currency risk related to foreign currency transactions and monetary assets and liabilities, including intercompany balances denominated in currencies that are not the functional currency. We have experienced and will continue to experience fluctuations in our net income (loss) as a result of gains (losses) on these foreign currency transactions and the remeasurement of monetary assets and liabilities. As of June 30, 2022, the impact of foreign currency exchange rate changes on our revenues and net income (loss) were not material. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy.

Interest Rate Risk

As of June 30, 2022, we had $13.8 million, $120.0 million, and $265.0 million in aggregate principal amount outstanding of the 2024 Notes, the 2026 Notes, and the 2027 Notes, respectively.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2022. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of such date due to the continuing material weaknesses in our internal control over financial reporting previously identified in Part II, Item 9A. “Controls and Procedures” of our 2021 Annual Report.

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

Changes in Internal Control Over Financial Reporting

The Company's internal controls over financial reporting included those inherited from the Punchh Acquisition, which have been evaluated by management and supplemented where deemed appropriate. There were no additional changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

The information in “Note 11 – Commitments and Contingencies” to the financial statements is incorporated into this Item 1. Legal Proceedings by reference. We do not believe that we have any pending litigation that would have a material adverse effect on our financial condition or results of operations.

Item 1A. RISK FACTORS

The risks described in the “Risk Factors” section of our 2021 Annual Report, as amended and supplemented by this Quarterly Report, including the risks below, remain current in all material respects.

A deterioration of macroeconomic conditions and geopolitical events could materially and adversely impact our business and operating results.

Global macroeconomic conditions, such as a U.S. or global recession or slowed economic growth, a rise in interest rates, inflation in costs of goods and services, including the cost of source materials and component parts used in our hardware products and the cost of labor generally, and a decrease in consumer confidence and discretionary spending, could materially and adversely affect demand for our products and services. Additionally, the Russia-Ukraine war and geopolitical tensions generally could lead to additional inflationary pressures and supply chain shortages and disruptions. Although certain areas of our business are experiencing supply change challenges, to date we have been able to navigate shortages and shipping delays and manage increased costs; however, certain of our mitigation efforts (such as increased prices on certain products and services) could make us less competitive and result in reduced sales, loss of potential new customers, and cause damage to our reputation and relationships with our current customers. Moreover, we may not be able to continue to source materials or component parts when required, expanding the impact of the supply shortage, and possibly resulting in longer lead times for delivery, which could negatively impact our ability to satisfactorily and timely complete our customer obligations. A sustained disruption in our supply chain and continued inflationary pressures could materially and adversely affect our business and results of operations. Additionally, U.S. and global economic conditions and geopolitical tensions could harm our customers’ businesses and financial conditions, and lead to reduced product adoptions and bookings, delayed or canceled store implementations, reduced or delayed hardware deployments, a reprioritization of investments in restaurant technologies and delayed or payment defaults by customers. In addition, unfavorable macroeconomic conditions and geopolitical events could adversely affect our integration partners, both current and potential, and other third parties with whom we have relationships, which could adversely impact the growth of our unified commerce offering and the execution of our strategies and business initiatives.

To date, the unfavorable macroeconomic conditions and geopolitical events have not had a material adverse effect on our business or operations; however, it is impossible to know the extent to which our business and operations or those of our customers, third-party integrators, or third-party contractors will be impacted. The extent, duration, and consequences of the U.S. and global economic conditions and geopolitical tensions and events are uncertain and could exacerbate other risk factors that we identify in our 2021 Annual Report and this Quarterly Report, any of which could materially and adversely impact our business and results of operations.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Under our equity incentive plan, employees may elect to have us withhold shares to satisfy minimum statutory federal, state and local tax withholding obligations arising from the vesting of their restricted stock and restricted stock units. When we withhold these shares, we are required to remit to the appropriate taxing authorities the market price of the shares withheld, which could be deemed a purchase of shares by us on the date of withholding. For the three months ended June 30, 2022, 11,607 shares were withheld.

The table below presents information regarding the Company's purchases of its equity securities for the time periods presented.

Period	Total Number of Shares Withheld	Average Price Paid Per Share
April 1, 2022 - April 30, 2022	109	$34.21
May 1, 2022 - May 31, 2022	—	$—
June 1, 2022 - June 30, 2022	11,498	$34.21
Total	11,607	$34.21

Item 6. EXHIBITS

Exhibit Number		Incorporated by reference into this Quarterly Report on Form 10-Q		Date Filed or Furnished
	Exhibit Description	Form	Exhibit No.
3.1	Restated Certificate of Incorporation, dated November 20, 2020	Form 10-K (File No. 001-09720)	3.1	3/16/2021
3.2	Bylaws, as amended through March 29, 2020	Form 10-Q (File No. 001-09720)	3	5/11/2020
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended			Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended			Filed herewith
32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350			Furnished herewith
32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350			Furnished herewith
101.INS	Inline XBRL Instance Document			Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document			Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document			Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document			Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document			Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document			Filed herewith
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)			Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAR TECHNOLOGY CORPORATION
(Registrant)

Date:	August 9, 2022	/s/ Bryan A. Menar
Bryan A. Menar
Chief Financial and Accounting Officer
(Principal Financial Officer)