Form 10-Q
period 2022-09-30
PAR TECHNOLOGY CORP
filed 2022-11-09
CIK 708821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2022
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

As of November 4, 2022, 27,289,779 shares of the registrant’s common stock, $0.02 par value, were outstanding.

PAR TECHNOLOGY CORPORATION

PART I
FINANCIAL INFORMATION
“PARTM,” “Brink POS®,” “Punchh®,” “MENUTM,” “Data Central®,” "PARTM Pay”, “PARTM Payment Services” and other trademarks appearing in this Quarterly Report belong to us. This Quarterly Report may also contain trade names and trademarks of other companies. Our use of such other companies’ trade names or trademarks is not intended to imply any endorsement or sponsorship by these companies of us or our products or services.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 (“Quarterly Report”) contains “forward-looking statements” within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not historical in nature, but rather are predictive of PAR’s future operations, financial condition, financial results, business strategies and prospects. Forward-looking statements are generally identified by words such as “anticipate,” “believe,” “can”, “could”, “continue,” “expect,” “estimate,” “future”, “goal”, “intend,” “may,” “opportunity,” “plan,” “should,” “target”, “will,” “would,” “will likely result,” and similar expressions. Forward-looking statements are based on management's current expectations and assumptions that are subject to risks and uncertainties, many of which are beyond PAR’s control, which could cause PAR’s actual results to differ materially from those expressed in or implied by forward-looking statements, including statements relating to and PAR’s expectations regarding the effects of COVID-19 on its business, financial condition, and results of operations and the mitigating or otherwise intended impact of PAR’s responses to the same; the timing and expected benefits of acquisitions, divestitures, and capital markets transactions; statements of the plans, strategies and objectives of management for future operations, including PAR’s unified commerce experience and its go-to-market strategy; statements concerning the expected development, demand, performance, market share or competitive performance relating to PAR’s products or services; projections of net revenue, margins, expenses, effective tax rates, net earnings, net earnings per share, cash flows, deferred taxes, or other financial items, or of PAR’s annual recurring revenue, active sites, net loss, net loss per share and other key performance indicators and financial measures; statements concerning potential supply constraints, component shortages, manufacturing disruptions or logistics challenges; statements about PAR’s human capital strategy and engagement; statements regarding current or future macroeconomic trends or geopolitical events and the impact of those trends and events on PAR and its financial performance; statements regarding claims, disputes or other litigation matters; and any statements of assumptions underlying any of the foregoing. Factors, risks, trends, and uncertainties that could cause PAR’s actual results to differ materially from those expressed in or implied by forward-looking statements include the effects of COVID-19 on PAR’s business, financial condition, and results of operations and the timing and actions by PAR, as well as by governments (including COVID-19 lockdowns), businesses, customers and consumers, including store closures (temporary or permanent), decreased or delayed product and service adoptions and installations, delayed payments or payment defaults by customers, and the health and safety of PAR’s employees; PAR’s ability to add and maintain active sites, retain and manage third-party suppliers, secure alternative suppliers, and manage inventory levels, navigate component shortages, manufacturing disruptions and logistics challenges, shipping delays and increased costs; PAR’s ability to successfully attract, hire and retain necessary qualified employees to develop and expand its business; the protection of PAR’s intellectual property; PAR’s ability to increase the number of integration partners, and acquire and/or develop relevant technology offerings for current, new, and potential customers for the build-out of its unified commerce platform; the impact of unfavorable macroeconomic conditions, such as a recession or slowed economic growth, increased interest rates, inflation, and a decline in consumer confidence and discretionary spending, and geopolitical events, including the effects of the Russia-Ukraine war; risks associated with PAR’s international operations; changes in estimates and assumptions PAR makes in connection with the preparation of its financial statements and in building business and operational plans and strategies; disruptions in operations from system security risks, data protection breaches, and cyberattacks; PAR’s agility to execute its business and strategies and to manage its business continuity risks, including disruptions or delays in product assembly and fulfillment and limitations on PAR’s selling and marketing efforts; potential impacts, liabilities and costs from pending or potential investigations, claims and disputes; and other factors, risks, trends and uncertainties that could cause PAR’s actual results to differ materially from those expressed in or implied by forward-looking statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the Securities and Exchange Commission (“SEC”) on March 1, 2022, in this Quarterly Report, and in our other filings with the SEC. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise, except as may be required under applicable securities law.

PART I – FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS (unaudited)
PAR TECHNOLOGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(unaudited)

Assets	September 30, 2022	December 31, 2021
Current assets:
Cash and cash equivalents	$89,504	$188,419
Short-term investments	40,015	—
Accounts receivable – net	54,845	49,978
Inventories	39,707	35,078
Other current assets	9,185	9,532
Total current assets	233,256	283,007
Property, plant and equipment – net	12,836	13,709
Goodwill	485,121	457,306
Intangible assets – net	116,242	118,763
Lease right-of-use assets	2,736	4,348
Other assets	14,550	11,016
Total assets	$864,741	$888,149
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$180	$705
Accounts payable	24,601	20,845
Accrued salaries and benefits	17,848	17,265
Accrued expenses	5,190	5,042
Customers payable	3,985	—
Lease liabilities – current portion	1,262	2,266
Customer deposits and deferred service revenue	12,693	14,394
Total current liabilities	65,759	60,517
Lease liabilities – net of current portion	1,717	2,440
Deferred service revenue – noncurrent	5,888	7,597
Long-term debt	388,680	305,845
Other long-term liabilities	19,611	7,405
Total liabilities	481,655	383,804
Shareholders’ equity:
Preferred stock, $.02 par value, 1,000,000 shares authorized	—	—
Common stock, $0.02 par value, 58,000,000 shares authorized, 28,529,832 and 28,094,333 shares issued, 27,283,410 and 26,924,397 outstanding at September 30, 2022 and December 31, 2021, respectively	569	562
Additional paid in capital	592,100	640,937
Accumulated deficit	(191,723)	(122,505)
Accumulated other comprehensive loss	(4,204)	(3,704)
Treasury stock, at cost, 1,246,422 shares and 1,181,449 shares at September 30, 2022 and December 31, 2021, respectively	(13,656)	(10,945)
Total shareholders’ equity	383,086	504,345
Total Liabilities and Shareholders’ Equity	$864,741	$888,149

See accompanying notes to unaudited interim condensed consolidated financial statements

PAR TECHNOLOGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2022	2021	2022	2021
Revenues, net:
Product	$31,343	$30,291	$84,820	$72,786
Service	37,010	29,530	106,550	74,743
Contract	24,414	18,039	66,775	53,748
Total revenues, net	92,767	77,860	258,145	201,277
Costs of sales:
Product	25,458	22,786	69,666	56,158
Service	24,021	20,792	64,981	52,427
Contract	21,880	16,068	60,356	49,175
Total cost of sales	71,359	59,646	195,003	157,760
Gross margin	21,408	18,214	63,142	43,517
Operating expenses:
Selling, general and administrative	26,543	21,662	75,309	59,145
Research and development	12,843	10,122	33,785	24,574
Amortization of identifiable intangible assets	465	539	1,399	1,303
Gain on insurance proceeds	—	—	—	(4,400)
Total operating expenses	39,851	32,323	110,493	80,622
Operating loss	(18,443)	(14,109)	(47,351)	(37,105)
Other expense, net	(179)	(539)	(804)	(931)
Interest expense, net	(2,140)	(5,406)	(7,054)	(12,503)
Loss on extinguishment of debt	—	(11,916)	—	(11,916)
Loss before provision for income taxes	(20,762)	(31,970)	(55,209)	(62,455)
(Provision for) benefit from income taxes	(578)	37	(629)	12,295
Net loss	$(21,340)	$(31,933)	$(55,838)	$(50,160)
Net loss per share (basic and diluted)	$(0.79)	$(1.23)	$(2.06)	$(2.05)
Weighted average shares outstanding (basic and diluted)	27,110	25,998	27,150	24,485

See accompanying notes to unaudited interim condensed consolidated financial statements

PAR TECHNOLOGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(21,340)	$(31,933)	$(55,838)	$(50,160)
Other comprehensive income (loss), net of applicable tax:
Foreign currency translation adjustments	(851)	(109)	(500)	(56)
Comprehensive loss	$(22,191)	$(32,042)	$(56,338)	$(50,216)

See accompanying notes to unaudited interim condensed consolidated financial statements

PAR TECHNOLOGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(In thousands)
(unaudited)

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Shareholders’ Equity
	Shares	Amount				Shares	Amount
Balances at December 31, 2021	28,095	$562	$640,937	$(122,505)	$(3,704)	1,181	$(10,945)	$504,345
Impact of ASU 2020-06 implementation (see Note 1 - Basis of Presentation)			(66,656)	(13,380)				(80,036)
Balances at January 1, 2022	28,095	$562	$574,281	$(135,885)	$(3,704)	1,181	$(10,945)	$424,309
Issuance of common stock upon the exercise of stock options	96	2	811	—	—	—	—	813
Net issuance of restricted stock awards and restricted stock units	88	1	—	—	—	—	—	1
Treasury stock acquired from employees upon vesting or forfeiture of restricted stock	—	—	—	—	—	45	(2,051)	(2,051)
Stock-based compensation	—	—	3,536	—	—	—	—	3,536
Foreign currency translation adjustments	—	—	—	—	512	—	—	512
Net loss	—	—	—	(15,650)	—	—	—	(15,650)
Balances at March 31, 2022	28,279	$565	$578,628	$(151,535)	$(3,192)	1,226	$(12,996)	$411,470
Issuance of common stock upon the exercise of stock options	16	—	205	—	—	—	—	205
Net issuance of restricted stock awards and restricted stock units	36	—	—	—	—	—	—	—
Treasury stock acquired from employees upon vesting or forfeiture of restricted stock	—	—	—	—	—	12	(397)	(397)
Stock-based compensation	—	—	3,231	—	—	—	—	3,231
Foreign currency translation adjustments	—	—	—	—	(161)	—	—	(161)
Net loss	—	—	—	(18,848)	—	—	—	(18,848)
Balances at June 30, 2022	28,331	$565	$582,064	$(170,383)	$(3,353)	1,238	$(13,393)	$395,500
Issuance of common stock upon the exercise of stock options	17	1	249	—	—	—	—	250
Net issuance of restricted stock awards and restricted stock units	18	—	—	—	—	—	—	—
Issuance of common stock for acquisition	163	3	6,297					6,300
Treasury stock acquired from employees upon vesting or forfeiture of restricted stock	—	—	—	—	—	9	(263)	(263)
Stock-based compensation	—	—	3,490	—	—	—	—	3,490
Foreign currency translation adjustments	—	—	—	—	(851)	—	—	(851)
Net loss	—	—	—	(21,340)	—	—	—	(21,340)
Balances at September 30, 2022	28,529	$569	$592,100	$(191,723)	$(4,204)	1,247	$(13,656)	$383,086

`

PAR TECHNOLOGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Continued)
(In thousands)
(unaudited)

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock		Total Shareholders’ Equity
	Shares	Amount				Shares	Amount
Balances at January 1, 2021	22,983	$459	$243,575	$(46,706)	$(3,936)	1,066	$(4,987)	$188,405
Issuance of common stock upon the exercise of stock options	34	1	408	—	—	—	—	409
Net issuance of restricted stock units	87	2	263	—	—	—	—	265
Treasury stock acquired from employees upon vesting or forfeiture of restricted stock	—	—	—	—	—	76	(3,974)	(3,974)
Stock-based compensation	—	—	1,320	—	—	—	—	1,320
Foreign currency translation adjustments	—	—	—	—	(302)	—	—	(302)
Net loss	—	—	—	(8,271)	—	—	—	(8,271)
Balances at March 31, 2021	23,104	$462	$245,566	$(54,977)	$(4,238)	1,142	$(8,961)	$177,852
Issuance of common stock upon the exercise of stock options	20	—	209	—	—	—	—	209
Net issuance of restricted stock units	28	1	—	—	—	—	—	1
Issuance of common stock for acquisition	1,493	30	108,629	—	—	—	—	108,659
Issuance of common stock, net of issuance costs of $4.3 million	2,353	47	155,640	—	—	—	—	155,687
Treasury stock acquired from employees upon vesting or forfeiture of restricted stock	—	—	—	—	—	7	(497)	(497)
Stock-based compensation	—	—	4,251	—	—	—	—	4,251
Foreign currency translation adjustments	—	—	—	—	355	—	—	355
Net loss	—	—	—	(9,956)	—	—	—	(9,956)
Balances at June 30, 2021	26,998	$540	$514,295	$(64,933)	$(3,883)	1,149	$(9,458)	$436,561
Issuance of common stock upon the exercise of stock options	22	1	199	—	—	—	—	200
Equity component of issuance of 2027 convertible notes, net of deferred taxes of $0.6 million and issuance costs of $2.1 million	—	—	63,068	—	—	—	—	63,068
Issuance of common stock, net of issuance costs of $2.5 million	982	19	52,467	—	—	—	—	52,486
Net issuance of restricted stock units	15	—	—	—	—	—	—	—
Issuance of common stock for acquisition	—	—	1,081	—	—	—	—	1,081
Treasury stock acquired from employees upon vesting or forfeiture of restricted stock	—	—	—	—	—	12	(458)	(458)
Stock-based compensation	—	—	3,785	—	—	—	—	3,785
Foreign currency translation adjustments	—	—	—	—	(109)	—	—	(109)
Net loss	—	—	—	(31,933)	—	—	—	(31,933)
Balances at September 30, 2021	28,017	$560	$634,895	$(96,866)	$(3,992)	1,161	$(9,916)	$524,681

See accompanying notes to unaudited interim condensed consolidated financial statements

PAR TECHNOLOGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended September 30
	2022	2021
Cash flows from operating activities:
Net loss	$(55,838)	$(50,160)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	19,625	15,069
Accretion of debt in interest expense	1,485	5,035
Current expected credit losses	739	992
Provision for obsolete inventory	1,773	19
Stock-based compensation	10,257	9,356
Loss on debt extinguishment	—	11,916
Deferred income tax	—	(12,522)
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(5,823)	3,189
Inventories	(6,678)	(12,377)
Other current assets	321	(7,575)
Other assets	(3,461)	(2,774)
Accounts payable	3,580	7,849
Accrued salaries and benefits	325	(2,605)
Accrued expenses	(260)	(7,418)
Customer deposits and deferred service revenue	(2,924)	(1,402)
Customers payable	3,985	—
Other long-term liabilities	(685)	(211)
Net cash used in operating activities	(33,579)	(43,619)
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(18,797)	(374,653)
Capital expenditures	(812)	(928)
Capitalization of software costs	(4,719)	(5,471)
Purchase of held to maturity investments	(40,015)	—
Net cash used in investing activities	(64,343)	(381,052)
Cash flows from financing activities:
Principal payments of long-term debt	(525)	(4,004)
Payments for the extinguishment of notes payable	—	(183,618)
Proceeds from common stock issuance	—	215,000
Payments for common stock issuance costs	—	(6,827)
Proceeds from debt issuance, net of original issue discount	—	441,385
Payments for debt issuance costs	—	(13,998)
Treasury stock acquired from employees upon vesting or forfeiture of restricted stock	(2,711)	(4,477)
Proceeds from exercise of stock options	1,268	819
Net cash (used in) provided by financing activities	(1,968)	444,280
Effect of exchange rate changes on cash and cash equivalents	975	(2)
Net (decrease) increase in cash and cash equivalents	(98,915)	19,607
Cash and cash equivalents at beginning of period	188,419	180,686
Cash and equivalents at end of period	$89,504	$200,293
See accompanying notes to unaudited interim condensed consolidated financial statements

PAR TECHNOLOGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)
(unaudited)

	Nine Months Ended September 30
	2022	2021
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$20	$6,337
Income taxes	660	—
Master development agreement with related party	—	813
Capitalized software recorded in accounts payable	36	—
Capital expenditures in accounts payable	37	88
Common stock issued for acquisition	6,300	109,740
Acquisition contingent consideration recorded in Other long-term liabilities	14,200	—
Tax withholding in accrued salaries and benefits related to treasury stock acquired from employees	—	451
Acquisition consideration recorded in accounts payable	—	121
Master development agreement expenditures with related party in accounts payable	—	163

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

The Company maintained bank balances that, at times, exceeded the federally insured limit during the nine months ended September 30, 2022. The Company has not experienced losses relating to these deposits and management does not believe that the Company is exposed to any significant credit risk with respect to these amounts.

Cash and cash equivalents consist of the following:

(in thousands)	September 30, 2022	December 31, 2021
Cash and cash equivalents
Cash	$16,062	$69,249
Money market funds	69,457	119,170
Cash held on behalf of customers	3,985	—
Total cash and cash equivalents	$89,504	$188,419

Short-Term Investments

Short-term investments include held-to-maturity investment securities consisting of investment-grade interest bearing instruments, primarily treasury bills and notes, which are stated at amortized cost. The Company does not intend to sell these investment securities and the contractual maturities are not greater than 12 months. The Company did not record any material gains or losses on these securities during the three months ended September 30, 2022. The estimated fair value of these securities approximated their carrying value as of September 30, 2022.

The carrying value of investment securities consist of the following:

(in thousands)	September 30, 2022	December 31, 2021
Short-term Investments
Treasury Bills & Notes	$40,015	$—
Total Short-term Investments	$40,015	$—

Gain on Insurance Proceeds

During the first quarter of 2021, the Company received $4.4 million of insurance proceeds in connection with the settlement of a legacy claim. No insurance proceeds were received during the nine months ended September 30, 2022.

Customers Payable

Customers payable represent obligations arising from our payment processing services to remit funds to various merchants.

Other Long-Term Liabilities

Other liabilities represent amounts owed to employees that participate in the Company’s deferred compensation plan, the Company's repayment obligations associated with deferred payroll taxes under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and contingent consideration recognized in conjunction with the acquisition of MENU Technologies AG (refer to “Note 3 — Acquisitions”, for additional information).

Amounts owed to employees participating in the deferred compensation plan were $1.9 million and $2.4 million at September 30, 2022 and December 31, 2021, respectively.

Under the CARES Act employers were permitted to defer payment of the employer portion of social security taxes through the end of 2020: 50% of the deferred amount was due December 31, 2021 and the remaining 50% is due December 31, 2022. The Company deferred payment of the employer portion of social security taxes through the end of 2020. The Company paid $1.9 million in December 2021 and the remaining balance is to be paid by December 2022. Deferred payroll taxes were $1.9 million at September 30, 2022 and December 31, 2021 and are included within accrued salaries and benefits on the condensed consolidated balance sheets.

Related Party Transactions

Act III Management LLC (“Act III Management”), a service company to the restaurant, hospitality, and entertainment industries, may from time to time provide software development and restaurant technology consulting services to the Company pursuant to a master development agreement. Additionally, during the three months ended September 30, 2022, the Company entered into a strategic advisor agreement with Act III Management and Ronald Shaich, pursuant to which, Ronald Shaich, the sole member of Act III Management, serves as a strategic advisor to the Company's Board of Directors. Keith Pascal, a director of the Company, is an employee of Act III Management and serves as its vice president and secretary. Mr. Pascal does not have an ownership interest in Act III Management. As of September 30, 2022, and December 31, 2021, the Company had no accounts payable owed to Act III Management, in the three and nine months ended September 30, 2022, the Company paid Act III Management $0.1 million and $0.6 million, respectively, and in the three and nine months ended September 30, 2021, the Company paid Act III Management $0.5 million and $0.8 million, respectively, for services performed under the master development agreement.

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

With the exception of the standards discussed above, there were no other recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2022 that are of significance or potential significance to the Company.

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

The Company evaluated the potential performance obligations within its Restaurant/Retail segment and evaluated whether each performance obligation met the ASC Topic 606 criteria to be considered a distinct performance obligation. Revenue in the Restaurant/Retail segment is recognized at a point in time for licensed software, hardware and installations. Revenue on these items are recognized when the customer obtains control of the asset. This generally occurs upon delivery and acceptance by the customer or upon installation or delivery to a third party carrier for onward delivery to the customer. Additionally, revenue in the Restaurant/Retail segment relating to SaaS, the Company's Advanced Exchange hardware service program, its on-site support and other services is recognized over time as the customer simultaneously receives and consumes the benefits of the Company’s performance obligations. The Company’s support services are stand-ready obligations that are provided over the life of the contract, generally 12 months. The Company offers installation services to its customers for hardware and software for which the Company primarily hires third-party contractors to install the equipment on the Company's behalf. The Company pays third party contractors an installation service fee based on an hourly rate agreed to by the Company and contractor. When third party installers are used, the Company determines whether the nature of its performance obligations is to provide the specified goods or services itself (principal) or to arrange for a third-party to provide the goods or services (agent). In the Company's customer arrangements, the Company is primarily responsible for providing a good or service, has inventory risk before the good or service is transferred to the customer, and discretion in establishing prices; as a result, the Company has concluded that it is the principal in the arrangement and records installation revenue on a gross basis.

The support services associated with hardware and software sales are “stand-ready obligations” satisfied over time on the basis that the customer consumes and receives a benefit from having access to the Company's support resources, when and as needed, throughout the contract term. For this reason, the support services are recognized ratably over the contract term since the Company satisfies its obligation to stand ready by performing these services each day. Contracts typically require payment within 30 to 90 days from the shipping date or installation date, depending on the Company's terms with the customer. The primary method used to estimate a stand-alone selling price, is the price that the Company charges for the particular good or service sold by the Company separately under similar circumstances to similar customers. The Company determines stand-alone selling prices as follows: hardware, software and software activation (a one-time fee at the initial offering of software or SaaS) performance obligations are recognized at a stand-alone selling price based on the price at which the Company sells the particular good or service separately in similar circumstances and to similar customers. The stand-alone selling price for all other performance obligations, including: pass-through hardware, such as terminals, printers, or card readers; hardware support (referred to as Advanced Exchange), installation, maintenance, licensed software upgrades, and professional services (project management) is recognized by using an expected cost plus margin.

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

The Company usually expects payment within 30 to 90 days from satisfaction of its performance obligations. None of its contracts as of September 30, 2022 or September 30, 2021 contained a significant financing component.

Performance Obligations Outstanding

The Company's performance obligations outstanding represent the transaction price of firm, non-cancellable orders, with expected delivery dates to customers after September 30, 2022 and 2021, respectively, for work that has not yet been performed. The activity of outstanding performance obligations as it relates to customer deposits and deferred service revenue is as follows:

(in thousands)	2022	2021
Beginning balance - January 1	$20,046	$11,082
Acquired deferred revenue (Note 3)	443	11,125
Recognition of deferred revenue	(28,493)	(15,846)
Deferral of revenue	24,837	14,257
Ending balance - September 30	$16,833	$20,618
The above table excludes customer deposits of $1.7 million and $1.7 million for the nine months ended September 30, 2022 and 2021, respectively. The majority of the deferred revenue balances above relate to professional services, maintenance agreements, and software licenses. These balances are recognized on a straight-line basis over the life of the contract, with the majority of the balance being recognized within the next twelve months.

In the Restaurant/Retail segment most performance obligations relate to service and support contracts, approximately 64% of which the Company expects to fulfill within 12 months. The Company expects to fulfill 100% of support and service contracts within 60 months. At September 30, 2022 and December 31, 2021, transaction prices allocated to future performance obligations were $16.8 million and $20.0 million, respectively.

During the three months ended September 30, 2022 and 2021, the Company recognized revenue included in contract liabilities at the beginning of each respective period of $3.1 million and $2.4 million. During the nine months ended September 30, 2022 and 2021, the Company recognized revenue included in contract liabilities at the beginning of each respective period of $12.7 million and $7.5 million.

In the Government segment, the value of existing contracts at September 30, 2022, net of amounts relating to work performed to that date, was approximately $344.8 million, of which $94.9 million was funded, and at December 31, 2021, the value of existing contracts, net of amounts relating to work performed to that date, was approximately $195.3 million, of which $38.6 million was funded. The value of existing contracts in the Government segment, net of amounts relating to work performed at September 30, 2022, is expected to be recognized as revenue over time as follows (in thousands):

Next 12 months	$160,767
Months 13-24	122,362
Months 25-36	51,875
Thereafter	9,746
Total	$344,750

Disaggregated Revenue

The Company disaggregates revenue from contracts with customers by major product line for each of its reporting segments because the Company believes it best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

Disaggregated revenue is as follows:

	Three Months Ended September 30, 2022
(in thousands)	Restaurant/Retail point in time	Restaurant/Retail over time	Government point in time	Government over time
Hardware	$30,796	$—	$—	$—
Software	2	22,436	—	—
Service	4,821	10,298	—	—
Mission systems	—	—	—	8,982
Intelligence, surveillance, and reconnaissance solutions	—	—	—	14,710
Commercial software	—	—	541	181
Total	$35,619	$32,734	$541	$23,873

	Three Months Ended September 30, 2021
(in thousands)	Restaurant/Retail point in time	Restaurant/Retail over time	Government point in time	Government over time
Hardware	$29,669	$—	$—	$—
Software	290	16,878	—	—
Service	5,150	7,834	—	—
Mission systems	—	—	—	9,619
Intelligence, surveillance, and reconnaissance solutions	—	—	—	8,237
Commercial software	—	—	55	128
Total	$35,109	$24,712	$55	$17,984

	Nine Months Ended September 30, 2022
(in thousands)	Restaurant/Retail point in time	Restaurant/Retail over time	Government point in time	Government over time
Hardware	$83,219	$—	$—	$—
Software	25	62,389	—	—
Service	14,693	31,044	—	—
Mission systems	—	—	—	26,781
Intelligence, surveillance, and reconnaissance solutions	—	—	—	38,746
Commercial software	—	—	753	495
Total	$97,937	$93,433	$753	$66,022

	Nine Months Ended September 30, 2021
(in thousands)	Restaurant/Retail point in time	Restaurant/Retail over time	Government point in time	Government over time
Hardware	$70,858	$—	$—	$—
Software	827	39,318	—	—
Service	14,024	22,502	—	—
Mission systems	—	—	—	28,450
Intelligence, surveillance, and reconnaissance solutions	—	—	—	24,706
Commercial software	—	—	220	372
Total	$85,709	$61,820	$220	$53,528
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

NOTE 3: ACQUISITIONS

MENU Acquisition

During the three months ended September 30, 2022, ParTech, Inc. ("ParTech") acquired 100% of the stock of MENU Technologies AG ("MENU"), a restaurant technology company offering fully integrated omnichannel ordering solutions to restaurants worldwide (the "MENU Acquisition"), for purchase consideration of approximately $18.4 million paid in cash and $6.3 million paid in shares of Company common stock. 162,917 shares of common stock were issued as purchase consideration, determined using a fair value share price of $38.67. In addition, the sellers have the opportunity to earn additional cash and Company common stock consideration over an earn-out period ending July 31, 2024, primarily based on MENU's future SaaS annual recurring revenues.As of September 30, 2022, the Company determined the fair value of the MENU earn-out to be $14.2 million.

The transaction was accounted for as a business combination in accordance with ASC Topic 805, Business Combinations. Accordingly, assets acquired and liabilities assumed have been accounted for at their preliminarily determined respective fair values as of July 25, 2022, the date of acquisition. The preliminary fair value determinations were based on management's best estimates and assumptions, and with the assistance of independent valuation and tax consultants. Identified preliminary fair values are subject to measurement period adjustments within the permitted measurement period (up to one year from the acquisition date) as independent consultants finalize their procedures and net working capital adjustments are agreed upon and settled.

The following table presents management's preliminary purchase price allocation:

(in thousands)	Purchase price allocation
Cash	$843
Accounts receivable	209
Property and equipment	204
Developed technology	10,700
Prepaid and other acquired assets	221
Goodwill	28,495
Total assets	40,672
Accounts payable and accrued expenses	1,300
Deferred revenue	443
Earn-out liability	14,200
Consideration paid	$24,729

The Company determined the acquisition date fair value of contingent consideration associated with the MENU earn-out using a discounted cash flow method, with significant inputs that are not observable in the market and thus represents a Level 3 fair value measurement as defined in ASC 820, Fair Value Measurement; refer to "Note 13: Fair Value of Financial Instruments".

The estimated fair value of acquired developed technology was determined based on an income approach which estimated the fair value based upon the present value of cash flows the asset is expected to generate. The acquired developed technology asset is being amortized on a straight-line basis over its estimated useful life of seven years,

Consideration paid in cash on the date of acquisition included $3.0 million deposited into an escrow account administered by a third party, to be held for up to 18-months following the date of acquisition, to fund potential post-closing adjustments and obligations.

The Company incurred expenses related to its acquisition of MENU of approximately $1.1 million.

The Company has not presented combined pro forma financial information of the Company and MENU because the results of operations of the acquired business are considered immaterial.

Q1 2022 Acquisition

During the three months ended March 31, 2022, ParTech acquired substantially all the assets and liabilities of a privately held restaurant technology company (the "Q1 2022 Acquisition"). The transaction was accounted for as a business combination in accordance with ASC Topic 805, Business Combinations, resulting in an increase to goodwill of $1.2 million. The Company determined that the preliminary fair values of all other assets acquired and liabilities assumed relating to the transaction did not materially affect the Company's financial condition; this determination included the preliminary valuations of identified intangible assets. The preliminary fair value determinations were based on management's best estimates and assumptions, and through the use of independent valuation and tax consultants. Identified preliminary fair values are subject to measurement period adjustments within the permitted measurement period (up to one year from the acquisition date) as independent consultants finalize their procedures. The Company considers the results of operations of the acquired business to be immaterial and therefore has not presented combined pro forma financial information.

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

Unaudited Pro Forma Financial Information

For the nine months ended September 30, 2021, the Punchh Acquisition resulted in additional revenues of $17.8 million.
The following table summarizes the Company's unaudited pro forma operating results:

Nine Months Ended September 30,
(in thousands)	2021
Total revenue	$209,997
Net loss	$(53,440)

The unaudited pro forma results presented above are for illustrative purposes only and do not reflect the realization of actual cost savings or any related integration costs. The unaudited pro forma results do not purport to be indicative of the results that would have been obtained, or to be a projection of results that may be obtained in the future. $3.5 million of acquisition costs have been reflected in the 2021 unaudited pro forma results.

NOTE 4: ACCOUNTS RECEIVABLE, NET

The Company’s net accounts receivables consist of:

(in thousands)	September 30, 2022	December 31, 2021
Government segment:	$14,747	$11,667
Restaurant/Retail segment:	40,098	38,311
Accounts receivable - net	$54,845	$49,978

At September 30, 2022 and December 31, 2021, the Company had current expected credit loss of $1.8 million and $1.3 million, respectively, against accounts receivable for the Restaurant/Retail segment.

Changes in the current expected credit loss for the nine months ended September 30 were:

(in thousands)	2022	2021
Beginning Balance - January 1	$1,306	$1,416
Provisions	739	992
Write-offs	(263)	(692)
Recoveries	—	(15)
Ending Balance - September 30	$1,782	$1,701

Accounts receivables recorded as of September 30, 2022 and December 31, 2021 represent unconditional rights to payments from customers.

NOTE 5: INVENTORIES

Inventories are used in the assembly and service of Restaurant/Retail products. The components of inventory, adjusted for reserves, consisted of the following:

(in thousands)	September 30, 2022	December 31, 2021
Finished goods	$24,729	$17,528
Work in process	160	688
Component parts	13,857	14,880
Service parts	961	1,982
Inventories	$39,707	$35,078

At September 30, 2022 and December 31, 2021, the Company had excess and obsolescence reserves of $12.6 million and $10.8 million, respectively, against inventories.
NOTE 6: IDENTIFIABLE INTANGIBLE ASSETS AND GOODWILL

The Company's identifiable intangible assets represent intangible assets acquired in acquisitions and software development costs. The Company capitalizes certain costs related to the development of its unified commerce platform and other software applications for internal use in accordance with ASC Topic 350-40, Intangibles - Goodwill and Other - Internal - Use Software. The Company begins to capitalize its costs to develop software when preliminary development efforts are successfully completed, management has authorized and committed project funding, and it is probable that the project will be completed and the software will be used as intended. The Company stops capitalizing these project costs when software is substantially complete and ready for its intended use, including the completion of all significant testing. These project costs are amortized on a straight-line basis over the estimated useful life of the related asset, generally estimated to be three to seven years. The Company also capitalizes costs related to specific upgrades and enhancements, when it is probable the expenditure will result in additional functionality, and expense costs are incurred for maintenance and minor upgrades and enhancements. Costs incurred prior to meeting these criteria together with costs incurred for training and maintenance are expensed as incurred and recorded within research and development expenses in the Company's condensed consolidated statements of operations.

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

Included in identifiable intangible assets are approximately $3.9 million and $3.4 million of costs related to software products that did not satisfy the general release threshold as of September 30, 2022 and December 31, 2021, respectively. These software products are expected to be ready for their intended use within the next 12 months. Software costs related to products placed into service during the three months ended September 30, 2022 and 2021 were $1.4 million and $1.6 million, respectively. Software costs related to products placed into service during the nine months ended September 30, 2022 and 2021 were $4.3 million and $9.1 million, respectively.

Annual amortization charged to cost of sales related to the Company's software products is computed using the straight-line method over the remaining estimated economic life of the product, which is generally three years.

Amortization of acquired developed technology for the three months ended September 30, 2022 and 2021 was $4.2 million and $3.7 million, respectively. Amortization of acquired developed technology for the nine months ended September 30, 2022 and 2021 was $11.5 million and $8.3 million, respectively.

Amortization of internally developed software costs for the three months ended September 30, 2022 and 2021 was $1.7 million and $1.3 million, respectively. Amortization of internally developed software costs for the nine months ended September 30, 2022 and 2021 was $5.1 million and $3.8 million, respectively.

The components of identifiable intangible assets are:

(in thousands)	September 30, 2022	December 31, 2021	Estimated Useful Life	Weighted-Average Amortization Period
Acquired developed technology	$119,800	$109,100	3 - 7 years	5.17 years
Internally developed software costs	30,033	25,735	3 years	2.42 years
Customer relationships	12,360	12,360	7 years	4.61 years
Trade names	1,410	1,410	2 - 5 years	2.5 years
Non-competition agreements	30	30	1 year	1 year
	163,633	148,635
Less: accumulated amortization and currency translation	(57,494)	(39,479)
	106,139	109,156
Internally developed software costs not meeting general release threshold	3,903	3,407
Trademarks, trade names (non-amortizable)	6,200	6,200	Indefinite
	$116,242	$118,763
Balances include foreign currency translation adjustments.

The expected future amortization of intangible assets, assuming straight-line amortization of capitalized software development costs and acquisition related intangibles, excluding software development costs not meeting the general release threshold, is as follows:

(in thousands)
2022, remaining	$6,204
2023	22,933
2024	20,610
2025	18,229
2026	17,576
Thereafter	20,587
Total	$106,139

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

Goodwill carried by the Restaurant/Retail and Government segments is as follows:

(in thousands)
Beginning balance - December 31, 2021	$457,306
Q1 2022 Acquisition	1,212
MENU Acquisition	28,495
ASC 805 measurement period adjustment	(1,085)
Foreign currency translation	(807)
Ending balance - September 30, 2022	$485,121
Refer to “Note 3 — Acquisitions”, for additional information on goodwill from the 2022 Acquisitions.

NOTE 7: DEBT

The following table summarizes information about the net carrying amounts of long-term debt as of September 30, 2022:

(in thousands)	2024 Notes	2026 Notes	2027 Notes	Total
Principal amount of notes outstanding	$13,750	$120,000	$265,000	$398,750
Unamortized debt issuance cost	(303)	(2,678)	(7,089)	(10,070)
Total long-term portion of notes payable	$13,447	$117,322	$257,911	$388,680

The following table summarizes information about the net carrying amounts of long-term debt as of December 31, 2021:

(in thousands)	2024 Notes	2026 Notes	2027 Notes	Total
Principal amount of notes outstanding	$13,750	$120,000	$265,000	$398,750
Unamortized debt issuance cost	(334)	(2,440)	(5,984)	(8,758)
Unamortized discount	(1,570)	(19,413)	(63,164)	(84,147)
Total long-term portion of notes payable	$11,846	$98,147	$195,852	$305,845
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
The following tables summarize interest expense recognized on the Notes and on the Credit Facility:

(in thousands)	Three Months Ended September 30,
	2022	2021
Contractual interest expense	$2,011	$3,284
Amortization of debt issuance costs	504	2,118
Total interest expense	$2,515	$5,402

(in thousands)	Nine Months Ended September 30,
	2022	2021
Contractual interest expense	$6,025	$7,497
Amortization of debt issuance costs	1,485	5,035
Total interest expense	$7,510	$12,532

In connection with the acquisition of AccSys, LLC in December 2019, the Company entered into a $2.0 million subordinated promissory note. The note bears interest at 5.75% per annum, with monthly payments of principal and interest in the amount of $60.6 thousand payable beginning January 15, 2020 through maturity on December 15, 2022. As of September 30, 2022, the outstanding balance of the subordinated promissory note was $0.2 million, which was recorded in the current portion of long-term debt.

The following table summarizes the future principal payments as of September 30, 2022:

(in thousands)
2022, remaining	$180
2023	—
2024	13,750
2025	—
2026	120,000
Thereafter	265,000
Total	$398,930

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

The Company issued 1,493,130 shares of its common stock as part of the consideration paid to former Punchh equity holders in connection with the Punchh Acquisition. Refer to “Note 3 — Acquisitions” for additional information about the Punchh Acquisition.

The Company issued 162,917 shares of its common stock as part of the purchase consideration paid to former MENU equity holders in connection with the MENU Acquisition. Refer to "Note 3 - Acquisitions" for additional information about the MENU Acquisition.
NOTE 9: STOCK-BASED COMPENSATION

The Company applies the fair value recognition provisions of ASC Topic 718: Stock Compensation. Stock-based compensation expense, net of forfeitures of $0.1 million and $0.3 million for the three months ended September 30, 2022 and 2021, respectively, and $0.9 million and $0.4 million for the nine months ended September 30, 2022 and 2021, respectively, was recorded in the following line items in the condensed consolidated statements of operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of sales - contracts	$32	$72	$116	$256
Selling, general and administrative	3,458	3,713	10,141	9,100
Total stock-based compensation expense	$3,490	$3,785	$10,257	$9,356
At September 30, 2022, the aggregate unrecognized compensation expense related to unvested equity awards was $21.5 million, which is expected to be recognized as compensation expense in fiscal years 2022 through 2025.

A summary of stock option activity for the nine months ended September 30, 2022 is below:

(in thousands, except for weighted average exercise price)	Options outstanding	Weighted average exercise price
Outstanding at January 1, 2022	1,306	$11.95
Exercised	(129)	8.39
Canceled/forfeited	(132)	10.65
Outstanding at September 30, 2022	1,045	$12.87

A summary of unvested restricted stock awards activity for the nine months ended September 30, 2022 is below:

(in thousands, except for weighted average award value)	Restricted Stock Awards	Weighted average award value
Outstanding at January 1, 2022	27	$25.42
Vested	(27)	25.42
Outstanding at September 30, 2022	—

A summary of unvested restricted stock units activity for the nine months ended September 30, 2022 is below:

(in thousands, except for weighted average award value)	Restricted Stock Unit Awards	Weighted average award value
Outstanding at January 1, 2022	418	$34.08
Granted	371	38.12
Vested	(124)	30.15
Canceled/forfeited	(89)	48.00
Outstanding at September 30, 2022	576	$35.25
NOTE 10: NET LOSS PER SHARE

Net loss per share is calculated in accordance with ASC Topic 260: Earnings per Share, which specifies the computation, presentation and disclosure requirements for earnings per share (“EPS”). It requires the presentation of basic and diluted EPS. Basic EPS excludes all dilution and is based upon the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the potential dilution that would occur if convertible securities or other contracts to issue common stock were exercised. At September 30, 2022, there were 1,045,000 anti-dilutive stock options outstanding compared to 1,364,000 as of September 30, 2021. At September 30, 2022 there were 576,000 anti-dilutive restricted stock units compared to 468,000 as of September 30, 2021.

The potential effects of the 2024 Notes, 2026 Notes, and 2027 Notes conversion features were excluded from the diluted net loss per share as of September 30, 2022 and 2021. Potential shares from 2024 Notes, 2026 Notes, and 2027 Notes conversion features at respective maximum conversion rates of 46.4037 per share, 30.8356 per share, and 17.8571 per share are approximately 638,051, 3,700,272, and 4,732,132 respectively. Refer to “Note 7 — Debt” for additional information about the Notes.

In connection with the Punchh Acquisition as discussed in “Note 3 — Acquisitions” and “Note 8 — Common Stock,” the Company issued Act III a five-year warrant to purchase 500,000 shares of common stock with an exercise price of $76.50 per share; in connection with the Company's 2021 public offering of its common stock, an additional 3,975 shares of common stock are available for purchase under the warrant and the warrant exercise price is $75.90 per share. The warrant was excluded from the diluted net loss per share as of September 30, 2022 due to its anti-dilutive impact.
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

On July 20, 2022, the Federal District Court of the Northern District of Illinois granted final approval of a $790 thousand class-wide settlement of the complaint filed by Kandice Neals on behalf of herself and others similarly situated against ParTech, alleging that ParTech violated the Illinois Biometric Information Privacy Act in the alleged collection, use, and storage of her and others' biometric data derived from fingerprint scans taken for authentication purposes on point-of-sale systems. The Company had accrued for this liability in December 2021 and fully funded the settlement as of June 30, 2022.
NOTE 12: SEGMENT AND RELATED INFORMATION
The Company is organized in two segments, Restaurant/Retail and Government. Management views the Restaurant/Retail and Government segments separately in operating its business, as the products and services are different for each segment.

The Restaurant/Retail segment is a provider of software, hardware and services to the restaurant and retail industries. The Restaurant/Retail segment provides multi-unit and individual restaurants, franchisees, and enterprise customers in the three major restaurant categories (fast casual, quick serve, and table service) with operational efficiencies, offering them an integrated suite of SaaS solutions that includes Brink POS for front-of-house, Data Central for back-office, PAR Pay and PAR Payment Services for payments, Punchh for customer loyalty and engagement and MENU for integrated omnichannel ordering solutions. This segment also offers customer support, including field service, installation, depot repair, and 24-hour telephone support. The Government segment provides technical expertise and development of advanced systems and software solutions for the DoD, the intelligence community and other federal agencies. This segment also provides support services for satellite command and control, communication, and IT systems at several DoD facilities worldwide.

Information noted as “Other” primarily relates to the Company’s corporate operations.

Information as to the Company’s segments is set forth in the tables below:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Revenues:
Restaurant/Retail	$68,354	$59,821	$191,371	$147,529
Government	24,413	18,039	66,774	53,748
Total	$92,767	$77,860	$258,145	$201,277

Operating (loss) income:
Restaurant/Retail	$(8,379)	$(15,642)	$(19,303)	$(40,894)
Government	2,529	1,960	6,390	4,555
Other	(12,593)	(427)	(34,438)	(766)
Total	(18,443)	(14,109)	(47,351)	(37,105)
Other expense, net	(179)	(539)	(804)	(931)
Interest expense, net	(2,140)	(5,406)	(7,054)	(12,503)
Loss on extinguishment of debt	—	(11,916)	—	(11,916)
Loss before provision for income taxes	$(20,762)	$(31,970)	$(55,209)	$(62,455)

Depreciation, amortization and accretion:
Restaurant/Retail	$6,255	$5,833	$18,113	$13,789
Government	112	30	340	263
Other	904	2,453	2,657	6,051
Total	$7,271	$8,316	$21,110	$20,103

Capital expenditures including software costs:
Restaurant/Retail	$1,439	$1,645	$4,686	$5,342
Government	33	139	89	592
Other	161	177	756	465
Total	$1,633	$1,961	$5,531	$6,399

Revenues by country:
United States	$88,555	$71,595	$243,406	$186,325
International	4,212	6,265	14,739	14,952
Total	$92,767	$77,860	$258,145	$201,277

The following table represents assets by reporting segment.

(in thousands)	September 30, 2022	December 31, 2021
Restaurant/Retail	$718,643	$674,032
Government	17,630	14,831
Other	128,468	199,286
Total	$864,741	$888,149

The following table represents identifiable long-lived tangible assets by country based on the location of the assets.

(in thousands)	September 30, 2022	December 31, 2021
United States	$818,733	$871,184
Other Countries	46,008	16,965
Total	$864,741	$888,149

The following table represents goodwill by reporting segment.

(in thousands)	September 30, 2022	December 31, 2021
Restaurant/Retail	$484,385	$456,570
Government	736	736
Total	$485,121	$457,306

Customers comprising 10% or more of the Company’s total revenues by reporting segment are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Restaurant/Retail reporting segment:
Yum! Brands, Inc.	10%	11%	10%	12%
McDonald’s Corporation	15%	12%	12%	11%
Government reporting segment:
U.S. Department of Defense	26%	23%	26%	27%
All Others	49%	54%	52%	50%
	100%	100%	100%	100%

No other customer within All Others represented 10% or more of the Company’s total revenue for the three and nine months ended September 30, 2022 or 2021.

NOTE 13: FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company’s financial instruments have been recorded at fair value using available market information and valuation techniques. The fair value hierarchy is based upon three levels of input, which are:

Level 1 — quoted prices in active markets for identical assets or liabilities (observable)
Level 2 — inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in inactive markets, or other inputs that are observable market data for essentially the full term of the asset or liability (observable)
Level 3 — unobservable inputs that are supported by little or no market activity, but are significant to determining the fair value of the asset or liability (unobservable)

The Company’s financial instruments primarily consist of cash and cash equivalents, short-term investments, trade receivables, trade payables, debt instruments and deferred compensation assets and liabilities. The carrying amounts of cash and cash equivalents, short-term investments, trade receivables and trade payables as of September 30, 2022 and December 31, 2021 were considered representative of their fair values because of their short-term nature. The estimated fair value of the 2024 Notes, 2026 Notes, and 2027 Notes at September 30, 2022 was $18.3 million, $118.2 million, and $195.7 million respectively. The valuation techniques used to determine the fair value of the 2024 Notes, 2026 Notes, and the 2027 Notes are classified within Level 2 of the fair value hierarchy.

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

The amounts owed to employees participating in the deferred compensation plan at September 30, 2022 was $1.9 million compared to $2.4 million at December 31, 2021 and are included in other long-term liabilities on the condensed consolidated balance sheets.

The Company uses Monte Carlo simulation modeling to determine the fair value of the earn-out liability associated with the acquisition of MENU. Significant inputs used in the simulation are not observable in the market and thus the liability represents a Level 3 fair value measurement as defined in ASC 820. Ultimately, the liability will be equivalent to the amount paid, and the difference between the fair value estimate and amount paid will be recorded in earnings. The amount paid that is less than or equal to the liability on the acquisition date will be reflected as cash used in financing activities in the Company's consolidated statements of cash flows. Any amount paid in excess of the liability on the acquisition date will be reflected as cash used in operating activities. The Company determined the fair value of the MENU earn-out contingent liability to be $14.2 million at September 30, 2022.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the notes thereto included under Part I, Item 1 "Financial Statements (unaudited)" of this Quarterly Report and our audited consolidated financial statements and the notes thereto included under Part II, Item 8 "Financial Statements and Supplementary Data" of the 2021 Annual Report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors we describe in our filings with the SEC, including in this Quarterly Report.

OVERVIEW

We, through our wholly owned subsidiaries - ParTech and PAR Government Systems Corporation - operate in two distinct reporting segments, Restaurant/Retail and Government.

Our Restaurant/Retail segment is a leading provider of software, hardware, and services to the restaurant and retail industries, with more than 500 customers currently using our software products and more than 60,000 active restaurant locations. We provide enterprise restaurants, franchisees, and other restaurant outlets in the three major restaurant categories - quick service, fast casual, and table service - with operational efficiencies by offering them a suite of unified commerce solutions across three product groupings: Guest Engagement, which includes Punchh for customer loyalty and engagement and MENU for omnichannel digital ordering and delivery, Operator Solutions, which includes Brink POS for front-of-house and PAR Pay and PAR Payment Services for payments, and Back Office, which includes Data Central. Our solutions are extensible and built on open application programming interfaces ("API") that retain flexibility and the market optionality of an open platform. More than 400 partners leverage our open platform to extend the reach and capabilities of their own solutions for the leading brands in our industry.

Our Government segment provides technical expertise and development of advanced systems and software solutions for the DoD, the intelligence community, and other federal agencies. Additionally, we provide support services for satellite command and control, communication, and IT mission systems at several DoD facilities worldwide. The Government segment has three principal offerings: Intelligence, Surveillance, and Reconnaissance solutions ("ISR Solutions"), mission systems operations and maintenance ("Mission Systems"), and licensed software products for use in analytic and operational environments that leverage geospatial intelligence data ("Commercial Software").

In the U.S., the Inflation Reduction Act ("Act") was signed into law on August 16, 2022. We do not currently expect the Act to have a material impact on our Consolidated Financial Statements.

RESULTS OF OPERATIONS

Consolidated Results:

	Three Months Ended September 30,		Percentage of total revenue		Increase (decrease)
in thousands	2022	2021	2022	2021	2022 vs 2021
Revenues, net:
Product	$31,343	$30,291	33.8%	38.9%	3.5%
Service	37,010	29,530	39.9%	37.9%	25.3%
Contract	24,414	18,039	26.3%	23.2%	35.3%
Total revenues, net	$92,767	$77,860	100.0%	100.0%	19.1%

Gross margin
Product	$5,885	$7,505	6.3%	9.6%	(21.6)%
Service	12,989	8,738	14.0%	11.2%	48.6%
Contract	2,534	1,971	2.7%	2.5%	28.6%
Total gross margin	$21,408	$18,214	23.1%	23.4%	17.5%

Operating expenses
Selling, general and administrative	$26,543	$21,662	28.6%	27.8%	22.5%
Research and development	12,843	10,122	13.8%	13.0%	26.9%
Amortization of identifiable intangible assets	465	539	0.5%	0.7%	(13.7)%
Total operating expenses	$39,851	$32,323	43.0%	41.5%	23.3%

Loss from operations	$(18,443)	$(14,109)	(19.9)%	(18.1)%	30.7%
Other expense, net	(179)	(539)	(0.2)%	(0.7)%	(66.8)%
Interest expense, net	(2,140)	(5,406)	(2.3)%	(6.9)%	(60.4)%
Loss on extinguishment of debt	—	(11,916)	—%	(15.3)%	(100.0)%
Loss before benefit from income taxes	(20,762)	(31,970)	(22.4)%	(41.1)%	(35.1)%
(Provision for) benefit from income taxes	(578)	37	(0.6)%	—%	(1662.2)%
Net loss	$(21,340)	$(31,933)	(23.0)%	(41.0)%	(33.2)%

Consolidated Results (continued):

	Nine Months Ended September 30,		Percentage of total revenue		Increase (decrease)
in thousands	2022	2021	2022	2021	2022 vs 2021
Revenues, net:
Product	$84,820	$72,786	32.9%	36.2%	16.5%
Service	106,550	74,743	41.3%	37.1%	42.6%
Contract	66,775	53,748	25.9%	26.7%	24.2%
Total revenues, net	$258,145	$201,277	100.0%	100.0%	28.3%

Gross margin
Product	$15,154	$16,628	5.9%	8.3%	(8.9)%
Service	41,569	22,316	16.1%	11.1%	86.3%
Contract	6,419	4,573	2.5%	2.3%	40.4%
Total gross margin	$63,142	$43,517	24.5%	21.6%	45.1%

Operating expenses
Selling, general and administrative	$75,309	$59,145	29.2%	29.4%	27.3%
Research and development	33,785	24,574	13.1%	12.2%	37.5%
Amortization of identifiable intangible assets	1,399	1,303	0.5%	0.6%	7.4%
Gain on insurance proceeds	—	(4,400)	—%	(2.2)%	(100.0)%
Total operating expenses	$110,493	$80,622	42.8%	40.1%	37.1%

Loss from operations	$(47,351)	$(37,105)	(18.3)%	(18.4)%	27.6%
Other expense, net	(804)	(931)	(0.3)%	(0.5)%	(13.6)%
Interest expense, net	(7,054)	(12,503)	(2.7)%	(6.2)%	(43.6)%
Loss on extinguishment of debt	—	(11,916)	—%	(5.9)%	(100.0)%
Loss before benefit from income taxes	(55,209)	(62,455)	(21.4)%	(31.0)%	(11.6)%
(Provision for) benefit from income taxes	(629)	12,295	(0.2)%	6.1%	(105.1)%
Net loss	$(55,838)	$(50,160)	(21.6)%	(24.9)%	11.3%

Revenues, Net

	Three Months Ended September 30,		Percentage of total revenue		Increase (decrease)
in thousands	2022	2021	2022	2021	2022 vs 2021
Product	$31,343	$30,291	33.8%	38.9%	3.5%
Service	37,010	29,530	39.9%	37.9%	25.3%
Contract	24,414	18,039	26.3%	23.2%	35.3%
Total revenues, net	$92,767	$77,860	100.0%	100.0%	19.1%

Product revenue includes our hardware and software license revenue. Service revenue includes SaaS, hardware and software maintenance, payments processing, and professional services revenue. Contract revenue is revenue derived from contracts associated with our Government reporting segment.

For the three months ended September 30, 2022 compared to the three months ended September 30, 2021

Total revenues were $92.8 million for the three months ended September 30, 2022, an increase of 19.1% compared to the three months ended September 30, 2021.

Product revenues were $31.3 million for the three months ended September 30, 2022, an increase of 3.5% compared to the three months ended September 30, 2021. The Company continued to experience historically strong product sales during the three months ended September 30, 2022 primarily driven by hardware sold to our Brink POS customers in addition to sales to our our legacy hardware accounts.

Service revenues were $37.0 million for the three months ended September 30, 2022, an increase of 25.3% compared to the three months ended September 30, 2021. This growth was primarily driven by increases of $3.4 million from Punchh SaaS revenues, $2.5 million in Brink POS SaaS revenues, $1.0 million from hardware related services and $0.6 million from other software and services.

Contract revenues were $24.4 million for the three months ended September 30, 2022, an increase of 35.3% compared to the three months ended September 30, 2021. The increase in Contract revenues was driven by a $5.1 million increase in our ISR Solutions product line, a $0.8 million increase in our Mission Systems product line, and a $0.5 million increase in our Commercial Software product line. The increase in ISR Solutions was driven by task orders resulting from the Air Force Research Laboratory Counter-small Unmanned Aircraft System contract awarded in 2021.

	Nine Months Ended September 30,		Percentage of total revenue		Increase (decrease)
in thousands	2022	2021	2022	2021	2022 vs 2021
Product	$84,820	$72,786	32.9%	36.2%	16.5%
Service	106,550	74,743	41.3%	37.1%	42.6%
Contract	66,775	53,748	25.9%	26.7%	24.2%
Total revenues, net	$258,145	$201,277	100.0%	100.0%	28.3%

For the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021

Total revenues were $258.1 million for the nine months ended September 30, 2022, an increase of 28.3% compared to the nine months ended September 30, 2021.

Product revenues were $84.8 million for the nine months ended September 30, 2022, an increase of 16.5% compared to the nine months ended September 30, 2021. The strong growth was primarily driven by hardware refresh investments by our legacy hardware accounts, in part from hardware refreshes previously delayed due to COVID-19, in addition to continued growth in hardware sales to our Brink POS customers during the nine months ended September 30, 2022.

Service revenues were $106.6 million for the nine months ended September 30, 2022, an increase of

42.6% compared to the nine months ended September 30, 2021. This growth was primarily driven by increases of $18.9 million from Punchh SaaS revenues which includes the increase attributable to the 2021 period only including post acquisition revenues in comparison to the full nine months in 2022, $7.0 million from Brink POS SaaS revenues, $3.7 million from hardware related services and $2.3 million from other software and services.

Contract revenues were $66.8 million for the nine months ended September 30, 2022, an increase of 24.2% compared to the nine months ended September 30, 2021. The increase in Contract revenues was driven by a $10.3 million increase in our ISR Solutions product line, a $2.1 million increase in our Mission Systems product line, and a $0.7 million increase in our Commercial Software product line.

Gross Margin

	Three Months Ended September 30,		Gross Margin Percentage		Increase (decrease)
in thousands	2022	2021	2022	2021	2022 vs 2021
Product	$5,885	$7,505	18.8%	24.8%	(21.6)%
Service	12,989	8,738	35.1%	29.6%	48.6%
Contract	2,534	1,971	10.4%	10.9%	28.6%
Total gross margin	21,408	18,214	23.1%	23.4%	17.5%

For the three months ended September 30, 2022 compared to the three months ended September 30, 2021

Total gross margin as a percentage of revenue during the three months ended September 30, 2022 was 23.1% compared to 23.4% during the three months ended September 30, 2021.

Product margin was 18.8% during the three months ended September 30, 2022, compared to 24.8% during the three months ended September 30, 2021, primarily driven by product mix, as the three months ended September 30, 2021 included a larger percentage of higher margin hardware products, and higher excess and obsolescent inventory charges in the three months ended September 30, 2022 compared to the three months ended September 30, 2021.

Service margin was 35.1% during the three months ended September 30, 2022, compared to 29.6% during the three months ended September 30, 2021, primarily driven by a higher mix of SaaS software and cost improvement initiatives relating to managing our hosting costs and customer support service. Service margin during the three months ended September 30, 2022 included $4.2 million of amortization of acquired intangible assets compared to $3.7 million of amortization of acquired intangible assets during the three months ended September 30, 2021. Excluding the amortization of acquired intangible assets, service margin was 46.4% during the three months ended September 30, 2022, compared to 42.3% during the three months ended September 30, 2021.

Contract margin was 10.4% during the three months ended September 30, 2022, compared to 10.9% during the three months ended September 30, 2021.

	Nine Months Ended September 30,		Gross Margin Percentage		Increase (decrease)
in thousands	2022	2021	2022	2021	2022 vs 2021
Product	$15,154	$16,628	17.9%	22.8%	(8.9)%
Service	41,569	22,316	39.0%	29.9%	86.3%
Contract	6,419	4,573	9.6%	8.5%	40.4%
Total gross margin	63,142	43,517	24.5%	21.6%	45.1%

For the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021

Total gross margin as a percentage of revenue during the nine months ended September 30, 2022 was 24.5% compared to 21.6% during the nine months ended September 30, 2021.

Product margin was 17.9% during the nine months ended September 30, 2022, compared to 22.8% during the nine months ended September 30, 2021, primarily driven by product mix and higher excess and obsolescent inventory charges in 2022 compared to 2021.

Service margin was 39.0% during the nine months ended September 30, 2022, compared to 29.9% during the nine months ended September 30, 2021, primarily driven by a higher mix of SaaS software and cost improvement initiatives relating to managing our hosting costs and customer support service. Service margin during the nine months ended September 30, 2022 included $11.4 million of amortization of acquired intangible assets compared to $8.3 million of amortization of acquired intangible assets during the nine months ended September 30, 2021. Excluding the amortization of acquired intangible assets, service margin was 49.7% during the nine months ended September 30, 2022, compared to 41.0% during the nine months ended September 30, 2021.

Contract margin was 9.6% during the nine months ended September 30, 2022, compared to 8.5% during the nine months ended September 30, 2021, primarily due to improved margins in Mission Systems product line due to larger proportion of favorable margin contracts and improved margins in Commercial Software product line due to increased royalty revenue.

Selling, General Administrative Expenses

	Three Months Ended September 30,		Percentage of total revenue		Increase (decrease)
in thousands	2022	2021	2022	2021	2022 vs 2021
Selling, general and administrative	$26,543	$21,662	28.6%	27.8%	22.5%

For the three months ended September 30, 2022 compared to the three months ended September 30, 2021

Selling, general, and administrative expenses were $26.5 million for the three months ended September 30, 2022, compared to $21.7 million for the three months ended September 30, 2021, an increase of 22.5%. The increase was primarily driven by $2.6 million in sales and marketing expenses, $1.0 million in internal technology infrastructure costs, $0.8 million in MENU related expenses, and $0.5 million increase in corporate management expenses.

	Nine Months Ended September 30,		Percentage of total revenue		Increase (decrease)
in thousands	2022	2021	2022	2021	2022 vs 2021
Selling, general and administrative	$75,309	$59,145	29.2%	29.4%	27.3%

For the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021

Selling, general, and administrative expenses were $75.3 million for the nine months ended September 30, 2022, compared to $59.1 million for the nine months ended September 30, 2021, an increase of 27.3%. The increase was primarily driven by $6.5 million in total Punchh operational expenses. Other drivers include increases of $3.7 million in sales and marketing expenses which includes MENU related expenses, $3.7 million in corporate and business management expenses, and $2.3 million of internal technology infrastructure expenses.

Research and Development Expenses

	Three Months Ended September 30,		Percentage of total revenue		Increase (decrease)
in thousands	2022	2021	2022	2021	2022 vs 2021
Research and development	$12,843	$10,122	13.8%	13.0%	26.9%

For the three months ended September 30, 2022 compared to the three months ended September 30, 2021

Research and development expenses were $12.8 million for the three months ended September 30, 2022, compared to $10.1 million for the three months ended September 30, 2021, an increase of 26.9%. The increase was primarily driven by $1.9 million for additional investments in our software product development organization including $0.8 million in MENU related research and development.

	Nine Months Ended September 30,		Percentage of total revenue		Increase (decrease)
in thousands	2022	2021	2022	2021	2022 vs 2021
Research and development	$33,785	$24,574	13.1%	12.2%	37.5%

For the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021

Research and development expenses were $33.8 million for the nine months ended September 30, 2022, compared to $24.6 million for the nine months ended September 30, 2021, an increase of 37.5%. The increase was primarily driven by $5.1 million for Punchh-related research and development which includes the increase attributable to the 2021 period only including post acquisition revenues in comparison to the full nine months in 2022, $0.8 million for MENU related research and development, and $3.4 million related to additional investments in our existing product development organization.

Other Operating Expenses: Amortization of Intangible Assets / Insurance Proceeds

	Three Months Ended September 30,		Percentage of total revenue		Increase (decrease)
in thousands	2022	2021	2022	2021	2022 vs 2021
Amortization of identifiable intangible assets	$465	$539	0.5%	0.7%	(13.7)%

For the three months ended September 30, 2022 compared to the three months ended September 30, 2021

For the three months ended September 30, 2022 and 2021, we recorded $0.5 million and $0.5 million, respectively, of amortization expense associated with other non-technology intangible assets.

	Nine Months Ended September 30,		Percentage of total revenue		Increase (decrease)
in thousands	2022	2021	2022	2021	2022 vs 2021
Amortization of identifiable intangible assets	$1,399	$1,303	0.5%	0.6%	7.4%
Gain on insurance proceeds	—	(4,400)	—%	(2.2)%	(100.0)%

For the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021

For the nine months ended September 30, 2022 and 2021, we recorded $1.4 million and $1.3 million, respectively, of amortization expense associated with other non-technology intangible assets.

Also included in operating expense for the nine months ended September 30, 2021 was a $4.4 million gain on insurance proceeds received in connection with the settlement of a legacy claim. There was no comparable reduction to expense for the nine months ended September 30, 2022.

Other Expense, Net

	Three Months Ended September 30,		Percentage of total revenue		Increase (decrease)
in thousands	2022	2021	2022	2021	2022 vs 2021
Other expense, net	$(179)	$(539)	(0.2)%	(0.7)%	(66.8)%

For the three months ended September 30, 2022 compared to the three months ended September 30, 2021

In other expense, net, we recorded $0.2 million for the three months ended September 30, 2022, compared to other expense, net, of $0.5 million recorded for the three months ended September 30, 2021.

	Nine Months Ended September 30,		Percentage of total revenue		Increase (decrease)
in thousands	2022	2021	2022	2021	2022 vs 2021
Other expense, net	$(804)	$(931)	(0.3)%	(0.5)%	(13.6)%

For the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021

In other expense, net, we recorded $0.8 million for the nine months ended September 30, 2022, compared to other expense, net, of $0.9 million recorded for the nine months ended September 30, 2021.

Interest Expense, Net

	Three Months Ended September 30,		Percentage of total revenue		Increase (decrease)
in thousands	2022	2021	2022	2021	2022 vs 2021
Interest expense, net	$(2,140)	$(5,406)	(2.3)%	(6.9)%	(60.4)%

For the three months ended September 30, 2022 compared to the three months ended September 30, 2021

For the three months ended September 30, 2022 interest expense, net, was $2.1 million, compared to $5.4 million for the three months ended September 30, 2021. The decrease is driven by the extinguishment of the Owl Rock Term Loan with the issuance of the 2027 Notes in September 2021 and a reduction of accretion resulting from our January 1, 2022 adoption of ASU 2020-06. Prior to our adoption, accounting for the convertible feature of our Notes was presented within equity, resulting in non-cash accretion over the life of the respective Notes of an implied debt discount; this accretion was presented within interest expense. As a result of adoption, the accounting for our Notes is no longer bifurcated between debt and equity (refer to "Note 1 - Basis of Presentation" for additional information).

	Nine Months Ended September 30,		Percentage of total revenue		Increase (decrease)
in thousands	2022	2021	2022	2021	2022 vs 2021
Interest expense, net	$(7,054)	$(12,503)	(2.7)%	(6.2)%	(43.6)%

For the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021

For the nine months ended September 30, 2022 interest expense, net, was $7.1 million, compared to $12.5 million for the nine months ended September 30, 2021. The decrease is driven by the extinguishment of the Owl Rock Term Loan with the issuance of the 2027 Notes in September 2021 and a reduction of accretion resulting from our January 1, 2022 adoption of ASU 2020-06. Prior to our adoption, accounting for the convertible feature of our Notes was presented within equity, resulting in non-cash accretion over the life of the respective Notes of an implied debt discount; this accretion was presented within interest expense. As a result of adoption, the accounting for our Notes is no longer bifurcated between debt and equity (refer to "Note 1 - Basis of Presentation" for additional information).

Taxes

	Three Months Ended September 30,		Percentage of total revenue		Increase (decrease)
in thousands	2022	2021	2022	2021	2022 vs 2021
(Provision for) benefit from income taxes	$(578)	$37	(0.6)%	—%	(1662.2)%

For the three months ended September 30, 2022 compared to the three months ended September 30, 2021

There was a net tax provision of $0.6 million for the three months ended September 30, 2022. There was a net tax benefit of $0.04 million for the three months ended September 30, 2021.

	Nine Months Ended September 30,		Percentage of total revenue		Increase (decrease)
in thousands	2022	2021	2022	2021	2022 vs 2021
(Provision for) benefit from income taxes	$(629)	$12,295	(0.2)%	6.1%	(105.1)%

For the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021

There was a net tax provision of $0.6 million for the nine months ended September 30, 2022, primarily related to foreign taxes. There was a net tax benefit of $12.3 million for the nine months ended September 30, 2021 due to a partial release of the Company's deferred taxed asset valuation allowance resulting from the deferred tax liabilities recognized in conjunction with the Punchh Acquisition.

Key Performance Indicators and Non-GAAP Financial Measures:

We monitor certain operating and non-GAAP financial measures in the evaluation and management of our business. Select key operating data and non-GAAP financial measures have been provided in this Quarterly Report as we believe they are useful in facilitating period-to-period comparisons of our business performance. Operating data and non-GAAP financial measures do not reflect and should be viewed independently of our financial performance determined in accordance with GAAP. Operating data and non-GAAP financial measures are not forecasts or indicators of future or expected results and should not have undue reliance placed upon them by investors.

Our key performance indicators Annual Recurring Revenue ("ARR") and Active Sites are organized into three product groupings: Guest Engagement (Punchh and MENU), Operator Solutions (Brink POS, PAR Pay, and PAR Payment Services), and Back Office (Data Central).

Annual Recurring Revenue

	As of September 30,		Increase (decrease)
In thousands	2022	2021	2022 vs 2021
Guest Engagement*	57,506	43,950	30.8%
Operator Solutions	38,879	29,479	31.9%
Back Office	10,238	9,114	12.3%
Total	$106,623	$82,543	29.2%
*Guest Engagement ARR only includes MENU ARR in the September 30, 2022 period

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

Active Sites

	As of September 30,		Increase (decrease)
In thousands	2022	2021	2022 vs 2021
Guest Engagement*	67.1	52.9	26.8%
Operator Solutions	18.6	14.9	24.5%
Back Office	6.7	6.2	7.9%
*Guest Engagement Active Sites only includes MENU Active Sites in the September 30, 2022 period

Active Sites represent locations active on our SaaS software as of the last day of the respective reporting period.

Segment Revenue by Product Line as Percentage of Total Revenue

	Three Months Ended September 30,
			Percentage of total revenue		Increase (decrease)
In thousands	2022	2021	2022	2021	2022 vs 2021
Hardware	$30,796	$29,669	33.2%	38.1%	3.8%
Software	22,438	17,168	24.2%	22.0%	30.7%
Services	15,119	12,984	16.3%	16.7%	16.4%
Total Restaurant/Retail	68,353	59,821	73.7%	76.8%	14.3%

Mission systems	8,982	8,237	9.7%	10.6%	9.0%
ISR	14,710	9,619	15.9%	12.4%	52.9%
Product services	722	183	0.8%	0.2%	294.5%
Total Government	24,414	18,039	26.3%	23.2%	35.3%

Total revenue	$92,767	$77,860	100.0%	100.0%	19.1%

	Nine Months Ended September 30,
			Percentage of total revenue		Increase (decrease)
In thousands	2022	2021	2022	2021	2022 vs 2021
Hardware	$83,219	$70,858	32.2%	35.2%	17.4%
Software	62,414	40,145	24.2%	19.9%	55.5%
Services	45,737	36,526	17.7%	18.1%	25.2%
Total Restaurant/Retail	191,370	147,529	74.1%	73.3%	29.7%

Mission systems	26,781	24,706	10.4%	12.3%	8.4%
ISR	38,746	28,450	15.0%	14.1%	36.2%
Product services	1,248	592	0.5%	0.3%	110.8%
Total Government	66,775	53,748	25.9%	26.7%	24.2%

Total revenue	$258,145	$201,277	100.0%	100.0%	28.3%

Recurring and Non-Recurring Revenue as Percentage of Total Revenue

	Three Months Ended September 30,
			Percentage of total revenue		Increase (decrease)
In thousands	2022	2021	2022	2021	2022 vs 2021
Recurring revenue	$33,804	$24,974	36.4%	32.1%	35.4%
Non-recurring revenue	34,549	34,847	37.2%	44.8%	(0.9)%
Total Restaurant/Retail	$68,353	$59,821	73.7%	76.8%	14.3%

Total Government	$24,414	$18,039	26.3%	23.2%	35.3%

Total revenue	$92,767	$77,860	100.0%	100.0%	19.1%

	Nine Months Ended September 30,
			Percentage of total revenue		Increase (decrease)
In thousands	2022	2021	2022	2021	2022 vs 2021
Recurring revenue	$93,974	$62,939	36.4%	31.3%	49.3%
Non-recurring revenue	97,396	84,590	37.7%	42.0%	15.1%
Total Restaurant/Retail	$191,370	$147,529	74.1%	73.3%	29.7%

Total Government	$66,775	$53,748	25.9%	26.7%	24.2%

Total revenue	$258,145	$201,277	100.0%	100.0%	28.3%

Recurring revenue represents all revenue from contracts where there is a predictable revenue pattern occurring in regular intervals with a relatively high degree of probability. This includes SaaS, hardware and software maintenance, and payment processing revenue.

About Non-GAAP Financial Measures

Within this Quarterly Report, the Company makes reference to EBITDA, adjusted EBITDA, adjusted net loss, and adjusted diluted net loss per share which are non-GAAP financial measures. EBITDA represents net loss before income taxes, interest expense and depreciation and amortization. Adjusted EBITDA represents EBITDA as adjusted to exclude certain non-cash and non-recurring charges, including stock-based compensation, acquisition expenses, certain pending litigation expenses and other non-recurring charges that may not be indicative of our financial performance; and adjusted net loss/adjusted diluted net loss per share represents the exclusion of amortization of acquired intangible assets, certain non-cash and non-recurring charges, including stock-based compensation, acquisition expense, certain pending litigation expenses and other non-recurring charges that may not be indicative of our financial performance.

The Company is presenting adjusted EBITDA and adjusted net loss because we believe that these financial measures provide a more meaningful comparison than EBITDA and net loss of the Company's core business operating results and those of other similar companies. Management believes that adjusted EBITDA and adjusted net loss, when viewed with the Company's results of operations in accordance with GAAP and the reconciliations to GAAP in the tables below, provide useful information about operating performance and period-over-period growth, and provide additional information that is useful for evaluating the operating performance of the Company's core business without regard to potential distortions. Management believes that adjusted EBITDA permits investors to gain an understanding of the factors and trends affecting its ongoing cash earnings, from which capital investments are made and debt is serviced.

The Company's results of operations are impacted by certain non-cash and non-recurring charges, including stock-based compensation, acquisition related expenditures, and other non-recurring charges that may not be indicative of the Company’s financial performance. Management believes that adjusting its net loss and diluted loss per share to remove non-recurring charges provides a useful perspective with respect to the Company's operating results and provides supplemental information to both management and investors by removing items that are difficult to predict and are often unanticipated.

However, EBITDA, adjusted EBITDA, adjusted net loss, and adjusted diluted net loss per share are not measures of financial performance or liquidity under GAAP and should not be considered as alternatives to net income (loss) or cash flow from operating activities as indicators of operating performance or liquidity. Also, these measures may not be comparable to similarly titled captions of other companies. The tables below provide reconciliations between net loss and EBITDA, adjusted EBITDA, and adjusted net loss, as well as between diluted loss per share and adjusted diluted loss per share.

	Three Months Ended September 30,
(in thousands)	2022	2021
Reconciliation of EBITDA and Adjusted EBITDA:
Net loss	$(21,340)	$(31,933)
Provision for (benefit from) income taxes	578	(37)
Interest expense	2,140	5,406
Depreciation and amortization	6,441	6,199
EBITDA	$(12,181)	$(20,365)
Stock-based compensation expense (1)	3,490	3,785
Regulatory matter (2)	415	—
Acquisition and integration costs (3)	134	138
Loss on extinguishment of debt (4)	—	11,916
Other expense – net (5)	179	539
Adjusted EBITDA	$(7,963)	$(3,987)

1	Adjustments reflect stock-based compensation expense included within selling, general, and administrative expenses and cost of contracts of $3.5 million and $3.8 million for the three months ended September 30, 2022 and 2021, respectively.
2	Adjustment reflects a non-recurring expense accrued related to our efforts to resolve a regulatory matter of $0.4 million for the three months ended September 30, 2022.
3	Adjustment reflects the expenses incurred in the MENU Acquisition of $0.1 million for the three months ended September 30, 2022, and the Punchh Acquisition of $0.1 million for the three months ended September 30, 2021.
4	Adjustment reflects the $11.9 million loss on extinguishment of debt related to the repayment of the Owl Rock Term Loan during the three months ended September 30, 2021.
5	Adjustment reflects foreign currency transaction gains and losses, rental income and losses, and other non-recurring expenses recorded in other expense, net in the accompanying statements of operations.

(in thousands)	Three Months Ended September 30,
Reconciliation of adjusted net loss/diluted loss per share:	2022		2021
Net loss/diluted loss per share	$(21,340)	$(0.79)	$(31,933)	$(1.23)
Provision for income taxes (1)	—	—	(162)	(0.01)
Non-cash interest expense (2)	504	0.02	2,118	0.08
Acquired intangible assets amortization (3)	4,712	0.17	4,279	0.16
Stock-based compensation expense (4)	3,490	0.13	3,785	0.15
Regulatory matter (5)	415	0.02	—	—
Acquisition and integration costs (6)	134	—	138	0.01
Loss on extinguishment of debt (7)			11,916	0.46
Other expense – net (8)	179	0.01	539	0.02
Adjusted net loss/adjusted diluted loss per share	$(11,906)	$(0.44)	$(9,320)	$(0.36)

Adjusted weighted average common shares outstanding	27,110		25,998

1	Adjustment reflects a partial release of the Company's deferred taxed asset valuation allowance of $0.2 million related to the Punchh Acquisition for the three months ended September 30, 2021.
2	Adjustment reflects non-cash accretion of interest expense and amortization of issuance costs related to the Notes of $0.5 million and $2.1 million for the three months ended September 30, 2022 and 2021, respectively.
3	Adjustment amortization expense of acquired developed technology included within cost of sales of $4.3 million and $3.8 million for the three months ended September 30, 2022 and 2021, respectively; and amortization expense of acquired intangible assets of $0.4 million and $0.5 million for the three months ended September 30, 2022 and 2021, respectively.
4	Adjustments reflect stock-based compensation expense included within selling, general, and administrative expenses and cost of contracts of $3.5 million and $3.8 million for the three months ended September 30, 2022 and 2021, respectively.
5	Adjustment reflects a non-recurring expense accrued related to our efforts to resolve a regulatory matter of $0.4 million for the three months ended September 30, 2022.
6	Adjustment reflects the expenses incurred in the MENU Acquisition of $0.1 million for the three months ended September 30, 2022, and the Punchh Acquisition of $0.1 million for the three months ended September 30, 2021.
7	Adjustment reflects the $11.9 million loss on extinguishment of debt related to the repayment of the Owl Rock Term Loan during the three months ended September 30, 2021.
8	Adjustment reflects foreign currency transaction gains and losses, rental income and losses, and other non-recurring expenses recorded in other expense, net in the accompanying statements of operations.

	Nine Months Ended September 30,
(in thousands)	2022	2021
Reconciliation of EBITDA and Adjusted EBITDA:
Net loss	$(55,838)	$(50,160)
Provision for (benefit from) income taxes	629	(12,295)
Interest expense	7,054	12,503
Depreciation and amortization	19,593	15,069
EBITDA	$(28,562)	$(34,883)
Stock-based compensation expense (1)	10,257	9,356
Regulatory matter (2)	415	50
Litigation expense (3)	—	600
Acquisition and integration costs (4)	1,085	3,526
Gain on insurance proceeds (5)	—	(4,400)
Loss on extinguishment of debt (6)	—	11,916
Other expense – net (7)	804	931
Adjusted EBITDA	$(16,001)	$(12,904)

1	Adjustment reflects stock-based compensation expense included within selling, general and administrative expenses and cost of contracts of $10.3 million and $9.4 million for the nine months ended September 30, 2022 and 2021, respectively.
2	Adjustment reflects non-recurring expenses related to our efforts to resolve regulatory matters of $0.4 million and $0.05 million for the nine months ended September 30, 2022 and 2021, respectively.
3	Adjustment reflects the expenses accrued for a legal matter of $0.6 million for the nine months ended September 30, 2021.
4	Adjustment reflects the expenses incurred in the MENU Acquisition of $1.1 million for the nine months ended September 30, 2022, and the Punchh Acquisition of $3.5 million for the nine months ended September 30, 2021.
5	Adjustment reflects a gain from insurance proceeds stemming from a legacy claim of $4.4 million for the nine months ended September 30, 2021
6	Adjustment reflects loss on extinguishment of debt of $11.9 million related to the repayment of the Owl Rock Term Loan for the nine months ended September 31, 2021
7	Adjustment reflects foreign currency transaction gains and losses, rental income and losses, and other non-recurring expenses recorded in other expense, net in the accompanying statements of operations.

(in thousands)	Nine Months Ended September 30,
Reconciliation of adjusted net loss/diluted loss per share:	2022		2021
Net loss/diluted loss per share	$(55,838)	$(2.06)	$(50,160)	$(2.05)
Provision for income taxes (1)	—	—	(12,522)	(0.51)
Non-cash interest expense (2)	1,484	0.05	5,035	0.21
Acquired intangible assets amortization (3)	12,941	0.48	9,630	0.39
Stock-based compensation expense (4)	10,257	0.38	9,356	0.38
Regulatory matter (5)	415	0.02	50	—
Litigation expense (6)	—	—	600	0.02
Acquisition and integration costs (7)	1,085	0.04	3,526	0.14
Gain on insurance proceeds (8)	—	—	(4,400)	(0.18)
Loss on extinguishment of debt (9)	—	—	11,916	0.49
Other expense – net (10)	804	0.03	931	0.05
Adjusted net loss/adjusted diluted loss per share	$(28,852)	$(1.06)	$(26,038)	$(1.06)

Adjusted weighted average common shares outstanding	27,150		24,485

1	Adjustment reflects a partial release of the Company's deferred taxed asset valuation allowance of $12.5 million related to the Punchh Acquisition for the nine months ended September 30, 2021.
2	Adjustment reflects non-cash accretion of interest expense and amortization of issuance costs related to the Notes of $1.5 million and $5.0 million for the nine months ended September 30, 2022 and 2021, respectively.
3	Adjustment amortization expense of acquired developed technology included within cost of sales of $11.5 million and $8.3 million for the nine months ended September 30, 2022 and 2021, respectively; and amortization expense of acquired intangible assets of $1.4 million and $1.3 million for the nine months ended September 30, 2022 and 2021, respectively.
4	Adjustment reflects stock-based compensation expense included within selling, general and administrative expenses and cost of contracts of $10.3 million and $9.4 million for the nine months ended September 30, 2022 and 2021, respectively.
5	Adjustment reflects non-recurring expenses related to our efforts to resolve regulatory matters of $0.4 million and $0.05 million for the nine months ended September 30, 2022 and 2021, respectively.
6	Adjustment reflects the expenses accrued for a legal matter of $0.6 million for the nine months ended September 30, 2021.
7	Adjustment reflects the expenses incurred in the MENU Acquisition of $1.1 million for the nine months ended September 30, 2022, and the Punchh Acquisition of $3.5 million for the nine months ended September 30, 2021.
8	Adjustment reflects the a gain from insurance proceeds stemming from a legacy claim of $4.4 million for the nine months ended September 30, 2021.
9	Adjustment reflects loss on extinguishment of debt of $11.9 million related to the repayment of the Owl Rock Term Loan for the nine months ended September 31, 2021
10	Adjustment reflects foreign currency transaction gains and losses, rental income and losses, and other non-recurring expenses recorded in other expense, net in the accompanying statements of operations.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash and cash equivalents and short term investments. As of September 30, 2022, we had cash and cash equivalents of $85.5 million, excluding cash held on behalf of customers of $4.0 million, and marketable securities of $40.0 million. Cash and cash equivalents consist of highly liquid investments with maturities of 90 days or less, including money market funds. Short term investments are held-to-maturity investment securities consisting of investment-grade interest bearing instruments, primarily treasury bills and notes, which are stated at amortized cost.

Cash used in operating activities was $33.6 million for the nine months ended September 30, 2022, compared to $43.6 million for the nine months ended September 30, 2021. Cash used for the nine months ended September 30, 2022 was primarily driven by an increase in net loss, net of non-cash charges and additional net working capital requirements primarily driven by increases in inventory and accounts receivable.

Cash used in investing activities was $64.3 million for the nine months ended September 30, 2022 compared to $381.1 million for the nine months ended September 30, 2021. Investing activities during the nine months ended September 30, 2022 included $18.8 million of cash consideration net of cash acquired for the MENU Acquisition and the Q1 2022 Acquisition, $40.0 million for purchases of short term held-to-maturity securities primarily consisting of U.S. treasury bills and notes, and capital expenditures of $4.7 million for developed technology costs associated with our Restaurant/Retail segment software platforms.

Cash used in financing activities was $2.0 million for the nine months ended September 30, 2022, compared to $444.3 million of cash provided for the nine months ended September 30, 2021. Cash used in financing activities during the nine months ended September 30, 2022 was driven by stock based compensation related transactions and financing activities. We do not have any off-balance sheet arrangements or obligations.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

Our primary exposures relate to certain non-dollar denominated sales and operating expenses in Canada, Europe and Asia. These primary currencies are the Great British Pound, the Euro, the Swiss Franc, the Serbian Dinar, the Australian dollar, the Singapore dollar, the Canadian dollar, the Indian Rupee and the Chinese Renminbi. Accordingly, changes in exchange rates may negatively affect our revenue and net income (loss) as expressed in U.S. dollars. We also have foreign currency risk related to foreign currency transactions and monetary assets and liabilities, including intercompany balances denominated in currencies that are not the functional currency. We have experienced and will continue to experience fluctuations in our net income (loss) as a result of gains (losses) on these foreign currency transactions and the remeasurement of monetary assets and liabilities. As of September 30, 2022, the impact of foreign currency exchange rate changes on our revenues and net income (loss) were not material. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy.

Interest Rate Risk

As of September 30, 2022, we had $13.8 million, $120.0 million, and $265.0 million in aggregate principal amount outstanding of the 2024 Notes, the 2026 Notes, and the 2027 Notes, respectively.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2022. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of such date due to the continuing material weaknesses in our internal control over financial reporting previously identified in Part II, Item 9A. “Controls and Procedures” of our 2021 Annual Report.

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

Changes in Internal Control Over Financial Reporting

The Company's internal controls over financial reporting included those inherited from the Punchh Acquisition, which have been evaluated by management and supplemented where deemed appropriate. There were no additional changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

The information in “Note 11 – Commitments and Contingencies” of the notes to the financial statements (Part I, Item 1. Financial Statements) is incorporated herein by reference. We do not believe that we have any pending litigation that would have a material adverse effect on our financial condition or results of operations.

Item 1A. RISK FACTORS

The risks described in the “Risk Factors” section of our 2021 Annual Report and in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 ("Q2 2022 Form 10-Q") could materially and adversely affect our business, financial condition, and results of operations, and the trading price of our common stock could decline. The Risk Factors section in our 2021 Annual Report, as updated by our Q2 2022 Form 10-Q, remains current in all material respects. Refer also to the other information set forth in this Quarterly Report, including in the Forward-Looking Statements, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Financial Statements sections.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 25, 2022, the Company issued 162,917 shares of its common stock, representing an issuance date fair value of $6.3 million, as part of the purchase consideration paid to former MENU equity holders in connection with the MENU Acquisition. The shares of common stock were issued without registration under the Securities Act in reliance on exemptions from registration afforded by the provisions of Section 4(a)(2) and Regulation S thereof. See description of the MENU Acquisition in "Note 3: Acquisitions" of the notes to the financial statements, Part 1, Item 1. Financial Statements, for additional information.

Under our equity incentive plan, employees may elect to have us withhold shares to satisfy minimum statutory federal, state and local tax withholding obligations arising from the vesting of their restricted stock and restricted stock units. When we withhold these shares, we are required to remit to the appropriate taxing authorities the market price of the shares withheld, which could be deemed a purchase of shares by us on the date of withholding. For the three months ended September 30, 2022, 8,707 shares were withheld.

The table below presents information regarding the Company's purchases of its equity securities for the time periods presented.

Period	Total Number of Shares Withheld	Average Price Paid Per Share
July 1, 2022 - July 31, 2022	551	$30.16
August 1, 2022 - August 31, 2022	457	$30.16
September 1, 2022 - September 30, 2022	7,699	$30.16
Total	8,707	$30.16

Item 6. EXHIBITS

Exhibit Number		Incorporated by reference into this Quarterly Report on Form 10-Q		Date Filed or Furnished
	Exhibit Description	Form	Exhibit No.
3.1	Restated Certificate of Incorporation of PAR Technology Corporation, as currently in effect			Filed herewith
3.2	Amended and Restated Bylaws of PAR Technology Corporation, as currently in effect	Form 8-K (File No. 001-09720)	3.1	9/26/2022
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended			Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended			Filed herewith
32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350			Furnished herewith
32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350			Furnished herewith
101.INS	Inline XBRL Instance Document			Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document			Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document			Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document			Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document			Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document			Filed herewith
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)			Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAR TECHNOLOGY CORPORATION
(Registrant)

Date:	November 9, 2022	/s/ Bryan A. Menar
Bryan A. Menar
Chief Financial and Accounting Officer
(Principal Financial Officer)