Form 10-K
period 2022-12-31
PAR TECHNOLOGY CORP
filed 2023-03-01
CIK 708821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K
☑           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2022
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of the Chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” , and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the registrant’s voting common stock held by non-affiliates (computed by reference to the price at which the common stock was last sold) was $1,004,244,555 on June 30, 2022.

There were 27,315,382 shares of common stock outstanding as of February 27, 2023.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2023 Annual Meeting of Shareholders are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Annual Report.

PAR TECHNOLOGY CORPORATION
Form 10-K
For the Fiscal Year Ended December 31, 2022

“PAR®,” “Brink POS®,” “Punchh®,” “MENUTM,” “Data Central®,” "PAR® Pay”, “PAR® Payment Services” and other trademarks identifying our products and services appearing in this Annual Report belong to us. This Annual Report may also contain trade names and trademarks of other companies. Our use of such other companies’ trade names or trademarks is not intended to imply any endorsement or sponsorship by these companies of us or our products or services.

Unless the context indicates otherwise, references in this Annual Report to "we," "us," "our," the "Company," and "PAR" mean PAR Technology Corporation and its consolidated subsidiaries.

FORWARD-LOOKING STATEMENTS

This Annual Report for the year ended December 31, 2022 contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not historical in nature, but rather are predictive of PAR’s future operations, financial condition, financial results, business strategies and prospects. Forward-looking statements are generally identified by words such as “anticipate,” “believe,” “can”, “could”, “continue,” “expect,” “estimate,” “future”, “goal”, “intend,” “may,” “opportunity,” “plan,” “should,” “target”, “will,” “would,” “will likely result,” and similar expressions. Forward-looking statements are based on management's current expectations and assumptions that are subject to risks and uncertainties, many of which are beyond PAR’s control, which could cause PAR’s actual results to differ materially from those expressed in or implied by forward-looking statements, including statements relating to and PAR’s expectations regarding: the effects of COVID-19 on its business, financial condition, and results of operations; the timing and expected benefits of acquisitions, divestitures, and capital markets transactions; the plans, strategies and objectives of management for future operations, including PAR’s unified experience service and product offerings and its go-to-market strategy; the expected development, demand, performance, market share or competitive performance of PAR’s products and services; PAR's ability to achieve and sustain profitability; projections of net revenue, margins, expenses, effective tax rates, net earnings, net earnings per share, cash flows, deferred taxes, or other financial items; PAR's annual recurring revenue, active sites, net loss, net loss per share and other key performance indicators and financial measures; potential supply constraints, product and component shortages, manufacturing disruptions or logistics challenges; PAR’s human capital strategies and engagement; current or future macroeconomic trends or geopolitical events and the impact of those trends and events on PAR and its financial performance; claims, disputes or other litigation matters; and assumptions underlying any of the foregoing. Factors, risks, trends, and uncertainties that could cause PAR’s actual results to differ materially from those expressed in or implied by forward-looking statements include: the impact or results of PAR's responses to COVID-19 and the responses of governments (including COVID-19 quarantines and lockdowns), businesses, customers and consumers, including store closures (temporary or permanent), decreased or delayed service and product adoptions and installations, delayed payments or payment defaults by customers, and the health and safety of PAR’s employees; PAR’s ability to add and maintain active sites, retain and manage suppliers, secure alternative suppliers, and manage inventory levels, navigate manufacturing disruptions and logistics challenges, shipping delays and increased costs; PAR’s ability to successfully attract, hire and retain necessary qualified employees to develop and expand its business; the protection of PAR's intellectual property; PAR’s ability to retain and add integration partners, and its success in acquiring and developing relevant technology offerings for current, new, and potential customers for the build-out of its unified experience service and product offerings; macroeconomic trends, such as a recession or slowed economic growth, increased interest rates, inflation, and a decline in consumer confidence and discretionary spending; geopolitical events, including the effects of the Russia-Ukraine war and escalating tensions between China and Taiwan; risks associated with PAR’s international operations; changes in estimates and assumptions PAR makes in connection with the preparation of its financial statements and in building its business, operational plans and strategies; disruptions in operations from data breaches and cyberattacks; PAR’s agility to execute its business, operational plans, and strategies and manage its business continuity risks, including disruptions or delays in product assembly and fulfillment; potential impacts, liabilities and costs from pending or potential investigations, claims and disputes; and other factors, risks, trends and uncertainties that could cause PAR’s actual results to differ materially from those expressed in or implied by forward-looking statements contained in this Annual Report, including but not limited to, those described under “Part I, Item 1. Business”, “Part I, Item 1A. Risk Factors,” “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report and in our other filings with the Securities and Exchange Commission (the “SEC”). The forward-looking statements in this Annual Report are made as of the date of this filing and PAR assumes no obligation to update or revise these forward-looking statements, whether as a result of new information, future events, or otherwise, except as may be required under applicable securities laws.

PART I

Item 1.     BUSINESS

The Company

PAR Technology Corporation (NYSE: PAR), through its wholly owned subsidiaries – ParTech, Inc. (“ParTech”) and PAR Government Systems Corporation (“PAR Government”), operates in two distinct reporting segments, Restaurant/Retail and Government.

Restaurant/Retail Segment

We provide leading technology platforms to the restaurant and retail industries, with more than 500 customers and more than 70,000 active restaurant locations. We provide enterprise restaurants, franchisees, and other restaurant outlets in the three major restaurant categories - quick service, fast casual, and table service - with operational efficiencies through a data-driven network with integration capabilities from point-of-sale to the kitchen, to fulfillment.

Our mission is to enable personalized experiences that connect people to the brands, meals, and moments they love; and, our strategy to achieve this mission is grounded in delivering a unified experience across our comprehensive suite of subscription services, hardware, and professional services that simplifies our customers' operations, elevates their customer engagement, and propels their continued success.

PAR's vision of unified experience is a single platform that provides seamless connections from the restaurants’ backend systems through to their customer-facing channels enabling restaurant enterprises to deliver innovation, differentiated experiences and competitive advantage. It's the setup enterprise restaurants require to support omnichannel journeys and create a unified view of customer interactions, products, and management systems. We continuously strive to enhance and expand the unified experience to be able to provide full integration of data points that drive guest satisfaction and operational efficiencies for the restaurant enterprises across our offerings, which currently includes point-of-sale, loyalty, back office, digital ordering, delivery, and payments processing.

Products and Services

Subscription services

Our subscription services consist of software-as-a-service ("SaaS") solutions, related software support, and transaction-based payment processing services, and are grouped into three categories:

Guest Engagement, offering customer facing solutions:

Punchh, an enterprise-grade customer loyalty and engagement solution that enables our customers to deliver personalized promotions to their customers to increase customer lifetime value and same-store sales. Punchh seamlessly integrates with our customers’ existing systems, providing AI-powered tools to deliver omnichannel loyalty experiences and campaigns to engage their customers, create real-time 360-degree insights and drive repeat purchases and higher average spend.

MENU, an omnichannel digital ordering solution that offers our customers seamless order and pay and delivery solutions. MENU is the most recent addition to PAR's unified experience offering; acquired as part of our acquisition of MENU Technologies A.G. ("MENU") in the third quarter of 2022 (the "MENU Acquisition").

Operator Solutions, offering front-of-house operator solutions:

Brink POS, an open cloud, point-of-sale solution that provides operators with the tools to seamlessly integrate with multiple product offerings - including self-ordering kiosks, kitchen video systems, and enterprise reporting - through PAR's ecosystem of integration partners.

PAR Payment Services, our transaction-based payment processing services, and PAR Pay, a SaaS solution for payment devices, when combined, offer a comprehensive payment processing solution that allows our customers to accept a variety of methods of payment including debit and credit cards, mobile, and gift cards.

Back Office, offering back-of-house operator solutions:

Data Central, a back-office solution that leverages business intelligence and automation technologies to manage labor, food costs, and inventory, as well as perform enterprise reporting. Data Central provides our customers with the necessary tools to achieve peak operational and financial efficiency; it serves as the central hub of restaurant intelligence by collecting information from POS, inventory, supply, payroll and accounting systems to provide actionable insights and a comprehensive view of a restaurant’s operations.

Our SaaS solutions are extensible and built on open application programming interfaces (“API”) enabling integration by more than 400 integration partners, including leading industry brands, to extend the reach and capabilities of our SaaS solutions and those of our integration partners.

Hardware

Our hardware offerings include point-of-sale terminals and tablets, wireless headsets, drive-thru systems, kitchen display systems, payment devices, and other in-store peripherals:

Point-of-Sale Hardware. Our POS hardware platforms are designed to reliably operate in harsh environments associated with food service. PAR hardware terminals - EverServ 600, Phase, and Helix - and tablets are durable and highly functioning, scalable, and easily integrated, offering customers competitive performance at a cost-conscious price. Our open architecture POS platforms are optimized to support our SaaS solutions, as well as many third-party POS software applications, support a distributed processing environment and are suitable for a broad range of use and functions within the markets served.

Wireless Communications, Drive-Thru Systems. Our wireless headsets for drive-thru order-taking provide our customers with another means to deliver their products and serve their customers. The PAR G5® headsets provide clear audio, all-day battery life, and an ergonomic fit. PAR's drive-thru timer systems provide crew and managers near-real-time feedback to improve speed of service and meet performance targets.

In-Store Peripherals We partner with numerous vendors that offer in-store peripherals, including kitchen display systems, payment devices, cash drawers, and printers, allowing us to deliver a comprehensive and completely integrated hardware solution.

Professional services

We provide a comprehensive portfolio of support services to our customers, including hardware repair, installation and implementation, training, and on-site and technical support.

Hardware repair. We offer depot repair, warranty, and overnight–Advanced Exchange
–services from our offices in San Diego, California, Mississauga, Ontario, and our corporate headquarters in New Hartford, New York.

Installation and implementation. We offer hardware installation and software implementation services.

Training. We offer complete application training to our customers’ in-store staff and provide technical training to our customers’ information systems personnel.

On-site and technical support. We offer on-site support in the continental U.S. through our field tech service network. We offer 24-hour help desk support from our diagnostic service centers located in New Hartford, New York and Tampa, Florida.

Outside of the continental U.S., we provide our professional services either directly or through authorized providers.

Markets and Distribution

Our customers are primarily enterprise restaurants, franchisees, and other restaurant outlets in the quick service, fast casual, and table service categories, located in the continental U.S. We sell our products and services through dedicated internal sales teams and channel partners. We also engage sales representatives and resellers to sell our hardware products and certain of our subscription services to the independent restaurant category and non-food service markets, such as retail and convenience stores, amusement parks, movie theaters, cruise lines, spas, casinos, and other ticketing and entertainment venues.

We have developed and nurtured long-term relationships with several of the largest brands in the Restaurant/Retail segment, two of which represent, in total, 22.0% of our total revenues. We have been an approved provider of restaurant technology systems and related support services to McDonald’s Corporation and their franchisees since 1980 and an approved supplier to Yum! Brands, Inc. since 1983.

Competition

The markets for our products and services are highly competitive and rapidly evolving. We compete on the basis of features and functionality, user experience, integration capabilities, method of delivery (cloud versus traditional on-premise software applications), existing and planned product design, quality and reliability, product development capabilities, price, and customer service. Most of our larger customers have several approved suppliers of software and hardware similar to one or more of our products.

Our competitive advantages include: our unified experience product and service offerings, open integration platform, cloud delivery model based on modern architecture, enterprise grade solutions, purpose-built hardware, advanced development capabilities, extensive domain knowledge and expertise, excellent product reliability, a direct sales team, and responsive customer service and support.

While we believe we compete favorably, we expect competition in the restaurant and retail markets to continue, including aggressive pricing, increased introductions of new products and services, and technological advancements by competitors. We face competition from companies who have greater financial and technical resources, more relevant product and service offerings, and larger established customer bases. Furthermore, we expect that our industry will continue to attract new market entrants, including smaller emerging companies that could introduce new product and service offerings. We may also expand into new markets and encounter additional competitors in such markets.

Supply

We have agreements for the supply of hardware products and components, including long-term or volume-based purchase agreements with some suppliers, and we have identified alternative sources in the event one or more of our suppliers are not able to perform or fully perform; however, there can be no assurance that we will be able to timely secure alternative product or components or continue our current supplier agreements on similar terms, or at all.

Many of the products and components used by us are at times subject to industry-wide shortage and significant pricing fluctuations; additionally, we have experienced a shortage in the number of suppliers and those suppliers' availability of certain products and components, for example, certain batteries, chipsets, or hardware devices, which can also result in significant price fluctuations. To mitigate these risks, we do from time to time increase our inventory levels of scarce products and components and adjust our pricing, while maintaining competitive pricing, to properly reflect market conditions.

Research and Development

Continuous product research, innovation, and product development are an integral part of our business. We continuously evaluate customer needs and new technologies to enable us to develop innovative and relevant products, in addition to creating enhancements to our unified experience service and product offerings and existing products that improve and/or add to their functionality, performance, operation, and integration capabilities. Research and development expenses were $48.6 million, $34.6 million, and $19.3 million, for the years ended December 31, 2022, 2021, and 2020, respectively.

Government Segment

PAR’s Government segment provides technical expertise and development of advanced systems and software solutions for the U.S. Department of Defense ("DoD"), the intelligence community ("IC") and other federal agencies. Additionally, we provide support services for satellite command and control, communication, and information technology ("IT") systems at several DoD facilities worldwide. The Government segment has three principal contract offerings: intelligence, surveillance, and reconnaissance solutions, mission systems operations and maintenance, and commercial software products for use in analytic and operational environments that leverage geospatial intelligence data.

Intelligence, Surveillance, and Reconnaissance ("ISR")

PAR's ISR group provides a variety of intelligence analysis, systems integration, and situational awareness solutions. Our core competencies reside in mobile geospatial applications; counter, small, unmanned aircraft surveillance systems ("C-sUAS"); and data science offerings. Our substantive, in-depth expertise in these domains enables us to provide government customers and industry partners with key technologies that support a variety of applications ranging from strategic enterprise systems to tactical in-the-field dismounted users. Additionally, we provide integration, testing and operational readiness support in line with these competencies. PAR's ISR group also provides systems engineering support and software-based solutions to the DoD research and development laboratories, intelligence customers, and operational commands. Our internal expertise ranges from theoretical and experimental studies to development and fielding of operational capabilities. Our ISR group members are:

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

We are actively engaged in the development of applications that support teams with real-time, tactical edge (mobile) situational awareness and distributed communications needs. PAR's ISR group has a strong legacy in the advanced research, development, and productization of geospatial information assurance technology involving steganography, steganography analysis, digital watermarking, and digital media forensics. These enabling technologies are used to provide increased protection and security of geospatial data.

PAR’s ISR group integrates and tests a broad range of government and industry research and development solutions. The group is expanding through the development and implementation of C-sUAS systems in support of force protection efforts. Additionally, we design, integrate, and operate antenna data collection solutions for experimentation, demonstration, and test support. We also provide technical engineering and analysis services to intelligence community customers, supporting development and deployment of advanced prototypes and quick reaction systems, including applications for high performance computing platforms (e.g., Cray exascale computers).

Mission Systems ("MS")

PAR's MS group provides a wide range of technical and operational services to sustain mission critical components of the DoD's Information Network (“DoDIN”). These services include continuous satellite and teleport facility operations and maintenance, engineering and installation services including inside and outside plant services, and maintenance of infrastructure and information systems for very low, low, high, and very high frequencies, and ground-based radio transmitter/receiver facilities, including high tower antennas up to 1200 feet. We operate and maintain satellite communications and teleport facilities with ultra-high, super high, and extremely high frequency satellite communication earth terminals, and support telecommunications architectures such as fixed submarine broadcast systems and high frequency global communications systems. The DoD communications earth stations operated by PAR Government are the primary communications systems utilized by the national command authority and military services to exercise command and control of the nation’s air, land, and naval forces and to provide support to allied coalition forces.

PAR’s MS group supports globally-deployed operational forces by providing reliable 24/7/365 support services for a variety of satellite communication systems. We provide satellite control center operations and mission planning for DoD Command, Control, Communications, Computers, Intelligence, Surveillance, and Reconnaissance ("C4ISR") operations. We provide satellite ground system support, including operations and maintenance, sustainment, upgrades, communications security management, anomaly response/resolution, process improvement, emergency response and disaster recovery. Our experience also includes mission planning and operations training.

PAR’s MS group provides comprehensive, dependable, and secure information systems support services to the DoD and other federal agencies. These services include information technology infrastructure library based, tier 0 to 3 service desk operations for thousands of users, network system administration, database administration, information assurance/system security, information security training, and government network management. We also perform maintenance, monitoring, upgrades, planning, testing, and integration and configuration services, to include security systems including intrusion detection systems.

PAR's MS group supports critical information systems which operate elements of the DoDIN to support the National Command Authority (President and Joint Chiefs of Staff), DoD, and other federal agencies. Our system troubleshooting and regulatory experts support the customer mission around the globe. Approximately 60% of our footprint is outside the continental U.S. with contracts in Europe, Middle East, Africa, Australia, and U.S. commonwealths and territories in the Pacific and Caribbean.

PAR Government has strong and enduring relationships with a diverse set of customers throughout the DoD, IC, and other federal agencies. Our track record of delivering mission critical services to government customers spans decades, and includes contracts continuing 20 years or more, with an average contract duration of three to five years. We work closely with our customers, with many of our MS group employees co-located at customer sites. Our strong relationships and on-site presence with our customers enables PAR Government to develop substantive customer and technical domain knowledge, translate mission understanding into exemplary program execution, and create continued demand for PAR Government’s services.

Commercial Software

PAR Government’s commercial software business draws on decades of research and development (“R&D”), image processing and geospatial information systems ("GIS") experience. Licensable software products focus on serving analysts and operators who seek highly accurate and timely information with both temporal and geospatial context. Product utility spans the modern battlefield from rear echelon analyst cell to the field operations center to the mobile devices and displays carried by infantryman at the very forward edge of a battlespace. Currently we offer two types of software products. The geospatial visualization ("GV") image processing suite is used by the international defense and intelligence community to analyze still and video imagery. A second product line, Situation-X (“Sit-X”), provides cloud-native interconnectivity for mobile platform situational awareness solutions used by government and private organizations to manage rapid response teams or deployed field units. Customers include global geospatial software providers, NATO partners, public safety organizations, and select U.S. intelligence agencies.

Markets and Competition

PAR Government obtains contracts through a mix of competitive proposals and technical paper submissions in response to solicitations from government organizations and prime contractors. In addition, we obtain contracts by submitting unsolicited proposals against publicly identified government requirements which are selected on merit for further development and funding. Although well positioned in our markets, competition for government contracts is intense. Many of our competitors are large corporations that have substantially greater financial resources and broader capabilities in management technology. Within our ISR contract portfolio we compete based on the technical talent and accomplishments of our development staff, approach to software development, and program management teams who have earned a reputation for rapid solutioning of leading edge software solutions. We differentiate our ISR offerings based on our demonstrated technical savvy and key staff, who have high security clearances and the background and appetite to tackle truly difficult problems.

In our MS contract portfolio, we compete with many smaller, economically disadvantaged companies, many of which are designated by the government for preferential, set aside, treatment that target segments of the government contract market. Here the principal competitive factors are past performance, the ability to perform the statement of work, price, technological capabilities, management capabilities, and service. Many of our DoD customers are migrating to price sensitive, best value procurements while leveraging commercial software standards, applications, and solutions. We differentiate our MS offerings based on our strong past performance, having performed exceedingly well for several decades, and competitive pricing strategies.

We continue to evolve our commercial software offerings through dedicated investments in two main areas. First, we are developing video streaming and replication technologies to enable unmanned aerial vehicle operators to share video outputs across their entire team in real time. Second, we are developing capabilities for tactical edge mobile device users to search and retrieve available satellite data from the growing commercial space-based remote sensing markets.

Our strategy is to build upon PAR Government segment's sustained performance on existing service contracts, coupled with investments in enhanced business development capabilities. We believe we are well positioned to realize continued renewals of expiring contracts and extensions of existing contracts, and to secure service and solution contracts in expanded areas within the DoD and other federal agencies. We believe our highly relevant technical competencies, intellectual property, and investments in new technologies provide opportunities to offer systems integration, products, and highly specialized service solutions to the DoD, IC, and other federal agencies. The general technology investment areas by agency, procurement cycles, and spending levels for the next several years are factors we monitor as we develop and implement our business strategy for our Government segment.

Intellectual Property

We rely on various intellectual property laws, confidentiality procedures, and contractual provisions to establish, maintain, and protect our intellectual property. We have U.S. and foreign patents filed and issued to protect our discoveries and inventions, registered and common law trademarks to protect our brand, and copyrights that relate to software and various distinctive characteristics of our products. We also rely on a combination of confidentiality and assignment-of-invention agreements with our employees and consultants, and enter into confidentiality and licensing agreements with our customers and other third parties with whom we have strategic relationships. We believe our use and reliance on intellectual property laws and our agreements and licenses protect and maintain our rights in our intellectual property; however, there can be no assurance that our patents, trademarks, and other intellectual property rights will not be challenged, invalidated, or circumvented; that others will not assert intellectual property rights in technologies that are relevant to our business; or that our intellectual property rights will give us a competitive advantage. For a discussion of risks associated with intellectual property, refer to the Risk Factor—"Assertions by third parties of infringement or other violation by us of their intellectual property rights could result in significant costs and substantially harm our business, financial conditions, results of operations and cash flows" in "Part I, Item 1A. Risk Factors", which is incorporated herein by reference.

Government Regulation

We are subject to a variety of laws and regulations in the United States and other jurisdictions that involve matters central to the business of our Restaurant/Retail segment, including privacy, data security and personal information, content, data retention and deletion; relating to the formation, administration and performance of U.S. Government contracts within our Government segment; and regulating the operations of our business, including employee matters, import and export controls, trade restrictions, anti-corruption and bribery. A failure, or alleged failure, by us to comply with any of these laws or regulations could have a material adverse effect on our business, financial condition, and results of operations. For additional information about government regulation and laws applicable to our business, refer to the risks described under “Risks Associated with the Regulation of our Business" and "Risks Associated with our Government Segment" in "Part I, Item 1A. Risk Factors".

Cybersecurity

Our cybersecurity program is designed to protect against unauthorized access to information, and includes encryption, data masking technology, data loss prevention technology, authentication technology, entitlement management, access control, anti-malware software, and transmission of data over private networks. PAR utilizes the Center for Internet Security (CIS) Critical Security Controls as a framework for managing its cybersecurity program. The CIS framework outlines 18 critical control areas relating to organizational security and provides effective methodologies, guidelines and industry standard best practices to develop and manage a comprehensive cybersecurity program. Additionally, we are certified by various international security certifications and standards and have adopted best practices from industry leading frameworks (in addition to the CIS framework) and standard bearers, such as the Payment Card Industry Data Security Standard, the California Consumer Privacy Act, and the General Data Protection Regulation. We also regularly obtain system and organization control (SOC) reports - SOC 1 and SOC 2 - for multiple products.

Our technology systems are regularly reviewed and assessed. Our internal audit team conducts regularly scheduled audits of our IT and business systems; we routinely engage with a reputable, objective, and licensed auditor to comprehensively assess our controls, capabilities, and programs against stringent standards; we monitor our external exposure through a third-party service; and make changes and updates to our systems as we deem necessary.

All PAR employees are mandated to complete annual security awareness training and participate in additional security related training on a regular basis, and the audit committee of our board of directors is provided quarterly reports on PAR’s cybersecurity program.

Human Capital

We prioritize finding, developing and rewarding extraordinary talent. Our employee-first strategy is designed to provide a diverse, inclusive and safe environment where our employees enjoy coming to work each day to support our customers and grow our business. As of December 31, 2022, we had 1,719 full-time employees and 36 part-time employees.

We value speed, ownership, focus and winning together, which we consider to be the foundation for how we operate and make decisions.

Leadership's Role: Our senior management team is responsible for developing and executing our human capital strategy. We seek employees who share a passion for technology and its ability to improve our customers’ businesses. Our mission is to create an environment that reflects our values of speed, ownership, focus and winning together where our employees thrive. Our strategy is to seek to hire the best talent, give them the responsibility and authority they deserve, and let them make the decisions on how to best execute. We design our employee compensation and benefits programs to be competitive, reinforce our commitment to diversity, equity and inclusion (“DEI”), and consistent with our values, to incentivize and reward outstanding performance. Our Chief Executive Officer and Sr. Vice President, Human Resources regularly update the compensation committee of our board of directors on key areas of our human capital strategy, including the following:

Diversity, Equity and Inclusion: Our commitment to DEI is simple: it’s about community and belonging. We aim to represent the diversity we see in all our customers and their communities. We want to understand and integrate our employee’s unique perspectives and voices every day. Our employees should feel a sense of belonging and want to be part of the PAR team.

We continued to make significant investments in our DEI program in 2022, including the expansion of our DEI team, launching Company wide DEI training, expanding our employee resource group footprint to foster an inclusive workplace that aligns with our values, and launching additional employee surveys to better understand the diversity of our employee population to inform our strategy. We are excited to have launched our first external DEI website and we continue to make investments in our DEI initiatives in 2023.

To evaluate and assess the effectiveness of our DEI program, we track the ethnic and gender diversity of our U.S. employee population and gender diversity of our global employee population. Our U.S. employee population consists of 28% ethnically diverse employees and 27% women. Globally, our workforce consists of 25% women.

Employee Engagement and Talent Management/Development: Consistent with our employee-first strategy, we believe that our employees should have the opportunity to have a forum to communicate their feedback, concerns and suggestions. We conduct semi-annual employee net promoter engagement surveys. Understanding the “pulse” of our employees through engagement surveys is critical to inform our actions with respect to integrating areas of opportunity in our employee engagement, retention and total rewards programs.

Our compensation philosophy aims to attract, retain and incentivize top performers in a highly competitive market for talent, who can deliver competitive financial returns to shareholders through the achievement of short-term and long-term performance targets. To support our meritocratic, pay-for-performance strategy, we execute annual performance and 360 performance reviews with the intent to incentivize and motivate our employees. Talent assessments enable us to identify individuals that are ready for promotion and areas of development across our core competencies. In 2022, we invested in refining our talent management systems and in 2023 are expanding our talent development platform to increase our investment in the core competency development for all of our employees.

Health and Safety: The health and safety of our employees in the workplace is of utmost importance to us. We regularly assess our facilities to ensure compliance with our health and safety guidelines and regulatory requirements.

Talent Acquisition and Attrition: PAR works diligently to attract the best talent from a diverse range of sources to meet the current and future demands of our business. To proactively attract diverse talent, we engage with universities, professional associations, and industry groups, and we leverage PAR’s robust employee value proposition, which includes our location-flexible philosophy, a collaborative global work environment, and a shared sense of purpose. Our focus on retaining talent is rooted in our employee-first strategy and includes investments in employee engagement, diverse talent sourcing tools, talent management systems, and development. We continue to make appropriate adjustments to ensure competitive compensation, including the implementation of a pay transparency initiative to ensure equity and fairness.

Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act are available, free of charge, on our website at https://www.partech.com/investor-relations/ as soon as reasonably practicable after we electronically file such material with, or furnish to, the SEC. The SEC also maintains a website that contains our reports filed or furnished with the SEC. The address of the SEC website is https://www.sec.gov. The information posted on or accessible through our website is not incorporated into this Annual Report or in any other report or document we file with the SEC.

Item 1A.     RISK FACTORS

The following risk factors could have a material adverse effect on our business, financial condition, results of operations, cash flows and stock price, and could cause our future results to be materially different than we currently anticipate. These risk factors should be read in conjunction with "Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related notes in "Part II, Item 8. Financial Statements and Supplementary Data” of this Annual Report.

Macroeconomic and Geopolitical Risks

Macroeconomic conditions and geopolitical events could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Macroeconomic conditions, such as a U.S. or global recession or slowed economic growth, the rise in interest rates, inflation in costs of goods, services, and labor, and a decrease in consumer confidence and discretionary spending, could materially and adversely impact demand for our products and services, our ability to perform our contractual obligations, and successfully execute our operational and growth strategies.

•Cost of products and components. Certain areas of our business have and are expected to continue to experience supply chain challenges, including shortages, shipping delays, and increased costs due to price increases for products and components and in shipping and transportation costs; certain actions taken by us to mitigate the impact of these supply challenges, including increased pricing, could make us less competitive, result in reduced sales, loss of potential new customers, and cause damage to our reputation and relationships with our customers.

•Cost of labor and labor shortages. Our business could be adversely affected by increases in labor costs, including increased wages and costs of benefits, related to inflationary pressures and labor shortages. Increased labor costs could negatively impact our financial condition and results of operations due to direct labor costs, as well as the impact of increased labor costs on our customers’ and, in turn, its influence on our customers’ investment choices, including whether and when to invest in our products and services.

•Changes in consumer confidence. The restaurant/retail industries depend on consumer discretionary spending. Our customers are impacted by consumer confidence, which is influenced, in part, by general economic conditions, and effects consumer discretionary spending. A material decline in consumer confidence could result in consumers choosing to dine out less frequently or reduce the amount they spend on meals while dining out, which could negatively impact our customers’ sales and, in turn, result in reduced, delayed, or cancelled orders (bookings) or a decrease in active sites, revenue, or annual recurring revenue (ARR) from our subscription services, or an increase in customer churn; or reduced, delayed or cancelled hardware sales and installations.

The Russia-Ukraine war, increased tensions between China and Taiwan, and geopolitical tensions generally could lead to additional inflationary pressures and supply chain shortages and disruptions. In addition, unfavorable macroeconomic conditions and geopolitical events could adversely affect our integration partners and other third parties with whom we have relationships, which could adversely impact the growth of our unified experience service and product offerings and the execution of our operational and growth strategies.

The extent, duration, and consequences of the turbulent U.S. and global economic conditions and geopolitical tensions and events are uncertain and could exacerbate other risk factors that we identify in this Annual Report.

The continuing effects of COVID-19 remain highly uncertain and could be significant, and may have a material adverse effect on our business, financial condition, results of operations, and cash flows.

COVID-19 may affect our business, financial condition and results of operations in ways that are not presently known to us or that we do not currently consider significant. The ultimate impact continues to be unknown, and is dependent on factors and on future developments that are highly uncertain and cannot be predicted with confidence, including: the duration, scope and severity of COVID-19 variants and resurgences; actions taken by governments, businesses, customers and consumers in response to COVID-19, including closures, quarantines, and lockdowns; general economic uncertainty in global markets and financial market volatility; and global economic conditions and levels of economic growth. Among the factors or consequences of actions or events that could adversely impact our business, financial condition, results of operations, and cash flows are:

•reduced, delayed, or cancelled orders (bookings) or a decrease in active sites, revenue, or annual recurring revenue (ARR) from our subscription services, or an increase in customer churn;
•reduced, delayed, or cancelled hardware sales and installations;
•customer payment delays or defaults and bankruptcies;
•shortages, shipping delays, and increased costs for key products and components; and
•inherent challenges and risks associated with a remote working environment, including risks to our business continuity and IT systems and challenges to management’s ability to manage our business and execute our strategies.

Further, the worldwide uncertainty, volatility, and economic disruption created by COVID-19 could exacerbate other risk factors that we identify in this Annual Report.

Risks Associated with the Operation of our Business

We may not be able to achieve profitability, which could have a material adverse effect on our financial condition and the trading price of our common stock.

We have incurred operating losses in each of the last several years, including for the year ended December 31, 2022. For us to achieve profitability, we must operate our business consistent with our capital allocation strategy, which focuses on the allocation of our capital to revenue generating activities, including the development of new products and new features for our existing products, while controlling expenses. We cannot assure that we will be successful in achieving or sustaining profitability in the future, among other things:

•our investments in the development of new products and new features for our existing products, may require more investment than planned or our new products or new features may not achieve the expected commercial success and generate additional revenue or advance the growth of our business; and

•we may not be able to control expenses at the levels planned due to internal and external factors, such as a recession or slowed economic growth, inflationary pressures, and geopolitical events, many of which are beyond our control.

If we fail to achieve and sustain profitability, our financial condition could be materially and adversely impacted and the market price of our common stock could decline.

Our products might experience coding, configuration, or manufacturing errors, which could damage our reputation, deter current and potential customers from purchasing our products and materially and adversely affect our business, financial conditions, results of operations, and cash flows.

Despite testing by us, our products or product updates may contain coding, configuration or manufacturing errors that can negatively impact their functionality, performance, operation, and integration capabilities, and expose us to product liability, performance issues, warranty claims, and harm to our reputation, which could adversely affect our business, financial condition, results of operations, and cash flows.

If our technical and maintenance support services are not satisfactory to our customers, they may not renew their service agreements or buy or license products from us in the future, which could materially and adversely affect our business, results of operations, and cash flows.

If we fail to provide technical and maintenance support services that are responsive, satisfy our customers’ expectations, and timely resolve issues that our customers encounter with our products and services or if there is a perception that we do not maintain high quality technical and maintenance support, then our customers may not purchase or license additional products or services from us in the future, negatively affecting our revenues, which would have a material and adverse effect on our business, results of operations, and cash flows.

For the year ended December 31, 2022, two customers primarily of our hardware and professional services, account for a significant portion of our revenues in the Restaurant/Retail segment. The loss of one of these customer's purchases of hardware and professional services, or a significant reduction, delay, or cancellation of purchases of hardware and professional services by one of these customers, could materially and adversely affect our business, results of operations, and cash flows.

Revenues from our Restaurant/Retail segment constituted 73.7% of our total consolidated revenues for the year ended December 31, 2022. Aggregate sales of primarily hardware and professional services to the two customers and their respective franchisees constituted 22.0% of our consolidated revenues for the year ended December 31, 2022. Significant reductions, delays or cancellations of hardware sales and professional services to one of these customers and its franchisees would reduce our revenue and operating income and could materially and adversely affect our business, results of operations, and cash flows.

There are risks related to our information technology systems, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

In 2022, we began the implementation of new enterprise performance management and equity administration systems and the process of combining our customer relationship management (CRM) and enterprise resource planning (ERP) systems onto single pre-existing CRM and ERP systems, all of which are intended to improve the efficiency and effectiveness of the Company’s operations by streamlining information flow. The implementation processes are complex and time-consuming and are subject to project delays, integration risks, data conversion risks, and risks associated with the efficient and effective adoption of these systems by employees and customers. These risks could result in operational inefficiencies that materially and adversely affect our business, financial condition, results of operations, and cash flows due to:

•unforeseen and unbudgeted costs;
•reduced, delayed, or cancelled orders (bookings) for our subscription services, a decrease in sites actively using our subscription services or a decrease in subscription service revenue or annualized recurring revenue (ARR) from our subscription services, or an increase in customer churn;
•reduced, delayed, or cancelled hardware sales and installations; and
•customer payment delays.

Furthermore, the implementation processes create change management risks that require effective internal controls to mitigate. Our failure to maintain an effective internal control environment could have a material adverse effect on our ability to accurately and timely report our financial results.

Issues with product and component availability or supplier performance may affect our ability to assemble, repair, and deliver our hardware products and perform related services, which could have a material adverse effect on our business, financial condition, and results of operations.

Our hardware business has been operating in a supply-constrained environment for products and components and expects to continue to experience shortages for the foreseeable future. We depend on third-party suppliers to deliver products and components in sufficient quantities, at reasonable prices, and timely so that we can timely deliver and install our hardware products and perform our Advanced Exchange, depot repair and field services. We have long-term or volume-based purchase agreements with some suppliers and we do have alternative sources identified in the event one or more of our suppliers are not able to perform or fully perform; however, we cannot assure that products and components will be available or in needed quantities and quality or at favorable or competitive prices. If we experience a problem (quantity, quality, or pricing) with one or more of our suppliers, and we are not able to cover or adequately cover from other sources, it could lead to a shortage of products and components and extended lead times for the delivery and installation of our hardware products or adversely affect our performance of Advanced Exchange, depot repair and field services, which could negatively impact our ability to satisfactorily and timely meet our contractual and customer obligations. This could result in reduced sales, breach or termination of contracts, and damage to our reputation and relationships with our customers, which could have a negative impact on our business, financial condition, and results of operations.

Further, in some instances, we are dependent on sole-source suppliers for certain of our products and components, which may subject us to other significant risks, including higher prices, reduced control over product or component delivery schedules, or inadequate inventory.

Most of our suppliers of products and components are located internationally, including in South Korea, China, and Taiwan, and are susceptible to hostilities in those regions and increased trade barriers and tariffs, which could increase the cost or availability of certain products and components to us that we may not be able to offset. Furthermore, certain of our suppliers could decide to discontinue business with us or limit the allocation of products and components to us, which could result in our inability to fill our supply needs, jeopardizing our ability to fulfill our contractual obligations, which could in turn, result in a decrease in sales and cash flows, contract penalties or terminations, and damage to customer relationships and our reputation.

While we have been able to obtain cost reductions and avoid unfavorable changes to terms with some of our suppliers, this is not the case with all of our suppliers, and we may not be successful in maintaining favorable terms or securing favorable terms from other suppliers in the future, which could negatively impact gross margins in our hardware sales and Advanced Exchange, depot repair, and field services. To offset increased costs, we have and may in the future increase the prices of our hardware products and installation, repair and field services. These price increases could make us less competitive, result in reduced sales, and loss of potential new customers, and cause damage to our reputation and relationships with our customers, which could have a negative impact on our business, financial condition, and results of operations.

Inventory management is also an area of focus as we balance the need to maintain strategic inventory levels to ensure competitive lead times against the risk of products and components inventory shortages and customer requirements. When facing product and component supply-related challenges, we have increased our inventory levels to meet customer expectations. Excess inventory levels have resulted in our having to write down inventory and, while we continue to be strategic in our inventory management planning, we may be required to write down inventory and/or reduce our prices in the future, which in turn could result in lower gross margins, negatively impacting our financial condition, results of operations and ability to achieve and sustain profitability.

Our information technology systems or those of our service providers could be subject to cyberattacks or other security incidents, which could result in operational disruptions, costly governmental investigations or litigation and other adverse consequences that could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We experience cyber-attacks and other attempts to gain unauthorized access to our cloud applications and information technology systems on a regular basis, and we anticipate that we will continue to be subject to such attempts as cyber-attacks become increasingly more sophisticated, frequent, and difficult to predict and protect against. Despite our cybersecurity program and controls and other security measures designed and executed to detect and prevent unauthorized access and usage, our cloud applications, our servers and other information technology systems, and the cloud computing platforms on which our cloud applications and data are stored or processed, are vulnerable to cyber-attacks, including computer viruses, distributed denial of services attacks, malware, social engineering, and other means used to obtain unauthorized access by malicious actors, including nation-states and their agents. Such events have caused, and in the future could result in, the disruption of access to or the operation of our cloud applications and information technology systems or the servers, cloud computing platforms and cloud applications of our third-party providers.

Even though prior incidents did not have a material adverse effect on our systems and operations, there can be no assurance that the same will be the case in the future. In particular, the shift to widespread remote working conditions increases the opportunities available to cybersecurity criminals, and, as such, the risk of a cyber-attack potentially occurring is increased. A material failure or disruption of our cloud applications or information technology systems or those of our third-party providers could result in operational disruptions, unauthorized access or misappropriation of information, interruption of systems availability or denial of access to applications or information required by our customers to conduct their businesses, which in turn could result in costly governmental investigations and litigation, breach of contract claims, indemnity obligations, and reputational damage, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

We rely on third-party cloud and network infrastructure providers to deliver our subscription services, and any interruptions or delays in their services could harm our reputation and business.

Our ability to deliver our subscription services in a timely, secure, and reliable manner to our customers depends on the protection of the information we store with these third-party cloud providers, as well as the maintenance of third-party network infrastructures. Any interruptions or delays in these services, including those which may be caused by natural disasters or malicious actors, may result in substantial service disruptions, which could damage our reputation, cause us to lose existing customers, expose us to liability, or otherwise harm our business. We may also incur significant costs for using alternative providers or equipment to deliver our subscription services or taking other actions to mitigate any prolonged service disruptions. Any such alternatives could be more difficult or costly to replace than what we currently license, and integration of alternatives into our information technology system could require significant work and resources and delays.

Security defects and vulnerabilities could result in claims of liability against us, damage our reputation, or otherwise materially harm our business, financial condition, results of operations, and cash flows.

Our subscription services are inherently subject to security defects and vulnerabilities due to new technologies and as a result of new techniques developed by malicious actors. If the manner and timing of how we fix identified security defects and vulnerabilities to our subscription services is wrong or the manner and timing of how our third-party cloud providers or third-party network providers fix defects and vulnerabilities in their systems is wrong, or our customers do not implement or timely implement security updates or version upgrades provided by us or other third-party providers, then the information technology systems of our customers may be left vulnerable to delays or disruptions of access to or the operation of our subscription services or third-party providers’ software and systems. Unchecked security defects or vulnerabilities, whether caused by malicious actors or otherwise, may result in a material failure of our subscription services, substantial service disruptions, unauthorized access or denial of access or misappropriation of information, which in turn could result in breach of contract claims, indemnity obligations, governmental investigations and penalties, or reputational damage, any one of which could have a material and adverse effect on our business, financial condition, results of operations and cash flows.

A portion of our total assets consists of goodwill and identifiable intangible assets, which are subject to a periodic impairment analysis. A significant impairment determination in any future period could have an adverse effect on our financial condition and results of operations, even without a significant loss of revenue or increase in cash expenses attributable to such period.

Our goodwill was approximately $486.8 million at December 31, 2022 and our intangibles were $111.1 million at December 31, 2022. Identifiable intangible assets are primarily a result of business acquisitions and internally developed capitalized software. We test our goodwill and identifiable intangible assets for impairment annually, or more frequently if an event occurs or circumstances change that would indicate possible impairment. We describe the impairment testing process and results of this testing more thoroughly in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates.” Our estimates are subject to uncertainties. If we determine an impairment has occurred at any point in time, we will be required to reduce goodwill or identifiable intangible assets on our balance sheet, which could adversely impact our financial condition and results of operations. Additional information about our impairment testing is contained in "Note 1 – Summary of Significant Accounting Policies" of the notes to consolidated financial statements in "Part II, Item 8. Financial Statements and Supplementary Data" of this Annual Report.

If we are unable to attract and retain qualified employees, our business, financial condition, and results of operations may be materially and adversely harmed.

Our ability to successfully execute our operational plans and strategies and achieve our business and/or development objectives depends upon our ability to continue to attract and retain highly skilled employees. Because of the technical nature of our subscription services and the dynamic market in which our Restaurant/Retail segment competes, a failure to attract and retain qualified personnel, particularly sales and marketing employees and subscription services employees, including product developers and engineers, could harm our ability to develop new products and new features, including within our unified experience service and product offerings, and/or delay or prevent us from achieving or sustaining profitability, and could materially harm our business, financial condition, and results of operations. Moreover, many positions in our Government segment require security clearances, which can be difficult and time-consuming to obtain, resulting in increased competition for such uniquely qualified individuals, and could significantly delay or prevent our Government segment from achieving its business and/or development objectives, and could materially harm our Government business.

Assertions by third parties of infringement or other violations by us of their intellectual property rights could result in significant costs and materially and adversely harm our business, financial conditions, results of operations and cash flows.

We believe that our products do not infringe the intellectual property rights of third parties; however, we cannot assure that third parties will not assert infringement or misappropriation claims against us with respect to our current or future products, or that any such assertions will not require us to enter into royalty arrangements or settlement agreements, or result in costly litigation or in our being unable to use certain intellectual property. Infringement assertions from third parties may involve patent holding companies or non-practicing entities or other patent owners who have no relevant product revenue, and therefore our viable and supportable defenses may provide little or no deterrence to these entities or patent owners in bringing intellectual property rights claims against us. Any of these events could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Risks Associated with the Growth of our Business

Acquisitions are an element of our growth strategy, which subjects us to risks commonly associated with acquisition transactions, which could materially and adversely affect our business, financial condition, results of operations, and cash flows.

Acquisitions are part of our growth strategy. We expect to continue to expand our business through acquisitions of complementary companies, products, and technologies. Acquisition transactions are subject to risks including:

•the diversion of our management’s time and focus from operating PAR’s business;
•difficulties in obtaining required regulatory or stakeholder approvals;
•equity or debt financing transactions to finance an acquisition, including potential dilution from the issuance of our capital stock or the incurrence of additional debt or the failure to obtain satisfactory financing terms;
•the failure of our due diligence to identify significant issues associated with or arising out of an acquisition transaction, including issues related to the acquisition target (such as quality of product or technology and financial reporting, accounting practices, and internal controls) or country specific laws and regulations;
•our inability to fully realize the expected financial or strategic benefits of an acquisition transaction including within the timeframe we expected;
•unforeseen costs, cost overruns, or unanticipated investments;
•failure to successfully integrate and further develop the acquired business, product, or technology;
•employee retention costs and expenses, including compensation and benefit costs and retention payments to executive officers and key employees;
•difficulties coordinating and managing geographically separate organizations, and with foreign acquisitions, the need to integrate operations across different cultures and languages and to comply with country specific laws and regulations;
•difficulties entering geographic markets or new market segments in which we have no or limited experience;
•cybersecurity and data security and protection related considerations, controls and exposures;
•inability to retain existing customers and suppliers on terms similar to, or better than, those in place with the acquired business;
•assumed and unknown liabilities; and
•failure to maintain our internal controls and systems.

If we fail to realize expected benefits or synergies from our acquisitions, such as cost-savings and earnings accretion, or if we decrease our liquidity by using a significant portion of our available cash to finance acquisitions, incur additional indebtedness or issue additional equity securities to finance acquisitions or incur or assume unanticipated liabilities, losses or costs associated with our acquisitions, our business, financial condition, results of operations, and cash flows could be materially and adversely affected.

We face extensive competition in our markets, and our failure to compete effectively could result in price reductions and/or decreased demand for our products and services, which could materially and adversely affect our ability to achieve and sustain profitability and harm our business, financial condition, and results of operations.

The markets for our subscription services and hardware products are characterized by rapid technological advances, intense competition among existing and emerging competitors, fluid and evolving industry practices, disruptive technology developments, and frequent new product introductions, and any one of these factors could create downward pressure on pricing and gross margins and could adversely affect sales to our existing customers, as well as our ability to attract and sell to new customers. Our future success depends on our ability to anticipate and identify changes in customer needs and/or relevant technologies, quickly respond to customer requirements, and rapidly and effectively introduce new and innovative products, features, and functions, while maintaining the integrity, quality, and competitiveness of our existing products. If we fail in these efforts, our business, financial condition, and results of operations could suffer, and our ability to achieve and sustain profitability adversely impacted.

Our Government segment has been focused on niche offerings reflecting its expertise, primarily in the areas of ISR, systems engineering and evaluation, satellite and telecommunications services, and management technology/systems services. Many of our competitors in the Government segment are larger and have substantially greater financial resources and broader capabilities in management technology. Our Government segment also competes with smaller companies, many of which are designated by the government for preferential “set aside” treatment, that target particular segments of the government market and may have superior capabilities in a particular segment. These companies may be better positioned to obtain contracts through competitive proposals. Consequently, there are no assurances we will continue to win government contracts as a prime contractor or subcontractor, and our failure to do so would reduce our revenue and operating income and could adversely affect our business, results of operations, and financial condition.

Risks Associated with our Convertible Senior Notes and Future Indebtedness

We may not have sufficient cash flow from our operating subsidiaries to pay our debt, which may seriously harm our business.

As of December 31, 2022, we had $398.8 million of aggregate principal amount outstanding under the
4.500% Convertible Senior Notes due 2024 (the “2024 Notes”), 2.875% Convertible Senior Notes due 2026 (the “2026 Notes”), and the 1.50% Convertible Senior Notes due 2027 (the “2027 Notes”, and together with the 2024 Notes and 2026 Notes, the “Senior Notes”). Our ability to make scheduled payments or to refinance the Senior Notes depends on our performance, which is subject to economic, financial, competitive, geopolitical, and other factors that may be beyond our control. If our operating subsidiaries are unable to generate sufficient cash flow from operations to service our debt under the Senior Notes, we may be required to adopt one or more alternatives to secure cash flow, such as selling assets or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to raise funds through debt or equity issuances and otherwise access the credit and capital markets at the times and in the amounts needed and on acceptable terms will depend on our financial condition and the condition of the capital markets at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default under the indentures governing the Senior Notes.

Our indebtedness under the Senior Notes, could, among other consequences:

•increase the impact of adverse changes in the U.S. and global markets - generally, and in our industries, on our business, financial condition and results of operations;
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

Risks Associated with the Regulation of our Business

Our failure to maintain adequate internal controls could have a material adverse effect on our business, financial conditions, and results of operations.

We commit significant financial and managerial resources to comply with our internal control over financial reporting requirements, but we have in the past identified and may in the future identify material weaknesses or deficiencies in our internal control over financial reporting that cause us to incur incremental remediation costs to correct and maintain effective internal controls. For example, as most recently disclosed in our Quarterly Report for the fiscal quarter ended September 30, 2022, our management identified material weaknesses in our internal control over financial reporting. While we have remediated these material weaknesses, if we fail to maintain effective internal controls, our ability to record, process, summarize and report financial information accurately and within the time periods specified in the rules and forms of the SEC could be adversely affected. This could cause our financial reporting to be unreliable and potentially result in a restatement of our financial statements, which in turn could lead to a loss of investor confidence and a decline in the trading price of our common stock, and could subject us to investigation or sanctions by the SEC. Any such consequence or other negative effect could have a material adverse effect on our business, financial condition, and results of operations.

Our international operations subject us to additional risks that can adversely affect our business, financial condition, and results of operations.

For the years ended December 31, 2022, 2021, and 2020, 5.5%, 7.3%, and 8.5%, respectively, of our total consolidated revenues were derived from sales outside of the United States. Our international operations subject us to a variety of risks and challenges, including:

•compliance by international employees with accounting practices generally accepted in the United States, including adherence to our accounting policies and internal controls;
•increased financial accounting and reporting burdens and complexities;
•government sanctions that may interfere with our ability to sell into certain countries;
•the burdens and costs of complying with a wide variety of laws and legal standards governing our foreign operations, including the General Data Protection Regulation (“GDPR”) in the European Union, the U.S. Foreign Corrupt Practices Act of 1977, as amended, the U.K. Bribery Act and other anti-corruption regulations, and other regulatory or contractual limitations on our ability to sell our products and services in certain foreign markets, and the risks and costs of non-compliance with such laws and regulations, including fines, penalties, criminal sanctions against us, our officers or employees, prohibitions on the conduct of our business, and damage to our reputation;
•import and export license requirements, tariffs, trade agreements, taxes and other trade barriers and trade protection measures;
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
•difficulties in managing international employees and exposure to different employment practices and labor laws;
•compliance with the laws of numerous foreign taxing jurisdictions and overlapping of different tax regimes;
•sales and customer service challenges associated with operating in different countries;
•difficulties in receiving payments from different geographies, including difficulties associated with currency fluctuations, payment cycles, transfer of funds, or collecting accounts receivable; and
•increased management, travel, infrastructure, and legal compliance costs associated with having international operations.

These risks and challenges could result in an increase in our cost of doing business internationally, including shortages and increased costs of products and components, shipping delays, longer payment cycles, increased taxes, and restrictions on the repatriation of funds to the United States. In addition, our business is exposed to health epidemics and pandemics (like the COVID-19 pandemic), war, terrorism, civil insurrection or social unrest, and other significant business interruptions that could lead to disruption, instability and volatility in the global economy and negatively impact us, and our suppliers, partners, and customers. We have employees in India and Serbia, and third-party consultants in Germany, Philippines, Ukraine, and other locations outside of the U.S. that provide software development and support services. A sustained loss of the software development services provided by international employees and third-party consultants could negatively impact our software development efforts, adversely affect our competitive position, harm our reputation, impede our ability to achieve and maintain profitability, and negatively impact our business, financial condition, and results of operations.

Our failure to comply with data privacy or data protection laws and regulations could subject us to significant penalties and legal liability, harm our reputation or otherwise materially harm our business, financial condition, results of operations, and cash flows.

Global privacy legislation, enforcement, and policy activity are rapidly expanding and creating a complex data privacy and data protection compliance environment and the potential for significant liability in the event of a data breach. We are subject to data privacy and data protection laws and regulations in the United States and abroad, some of which place restrictions on our ability to process personal data across our business. For example,

•the European Union’s General Data Protection Regulation (GDPR) imposes requirements relating to the purpose for the processing of personal data, the information provided to individuals regarding the processing of their personal data, the security, confidentiality, minimization, and retention of personal data, notifications in the event of personal data breaches and the use of third-party processors. The GDPR imposes substantial fines for breaches of data protection requirements, which can be up to four percent of annual worldwide revenues or 20 million Euros, whichever is greater.

•various state data privacy and data protection laws, including the California Consumer Privacy Act (CCPA), as amended by the California Privacy Rights Act (CPRA), the Illinois Biometric Information Privacy Act (BIPA), the Virginia Consumer Data Protection Act, the Colorado Privacy Act, the Utah Consumer Privacy Act, Connecticut’s Act Concerning Personal Information Privacy and Online Monitoring, the New York SHIELD Act, and the regulations implementing these laws, establish data privacy rights to their respective residents (including in California, where residents have a private right of action for violations of the CCPA and CPRA) and regulate how we may collect, use, process and store personal data.

These laws and regulations are evolving and the application, interpretation, and enforcement of these laws and regulations are often uncertain; nevertheless, our failure or perceived failure to adequately address data privacy and data protection concerns, or to comply with applicable laws and regulations could damage our reputation, discourage current or potential customers from using our products and services, and result in costly governmental investigations, enforcement actions or litigations, breach of contract claims, indemnity obligations, additional insurance costs, complaints by private individuals, and/or the payment of penalties to consumers or governmental entities, any one or all of which could have a material and adverse effect our business, financial condition, results of operations and cash flows.

Risks Associated with our Government Segment

A portion of our Government segment revenue is derived from U.S. Government contracts, which contain provisions unique to public sector customers, including the U.S. Government’s right to modify or terminate these contracts at any time.

For the year ended December 31, 2022, total consolidated revenues of 26% were derived from contracts to provide technical expertise to government organizations and prime contractors. In any given year, the majority of our government contracting activity is associated with the DoD. Contracts with the U.S. Government typically provide that such contracts are terminable, in whole or in part, at the convenience of the U.S. Government. If the U.S. Government terminates a contract on this basis, we would be entitled to receive payment for our allowable costs and, in general, a proportionate share of our fee or profit for work actually performed. Most U.S. Government contracts are also subject to modification or termination in the event of changes in funding. As such, we may perform work prior to formal authorization, or the contract prices may be adjusted for changes in scope of work. Termination or modification of a substantial number of our U.S. Government contracts could have a material adverse effect on our business, financial condition, and results of operations.

We perform work for various U.S. Government agencies and departments primarily pursuant to fixed-price, cost-plus fixed fee and time-and-material prime contracts and subcontracts. The majority of revenues derived from government contracts for the year ended December 31, 2022 were based on fixed-price or cost-plus fixed fee contracts, with most of the remaining balance derived from time and material contracts and a small portion derived from commercialized product licensing.

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

Under time and materials contracts, we are paid for labor at negotiated hourly billing rates and for certain expenses. Under cost-plus fixed fee contracts, we are reimbursed for allowable costs and paid a fixed fee. If our costs under either of these types of contracts were to exceed the contract ceiling, or are not allowable under the provisions of the contract or applicable regulations, we may not be reimbursed for 100% of our associated costs. Our inability to control our costs under either a time and materials contract or a cost-plus fixed fee contract could have a material adverse effect on our financial condition and results of operations. Cost overruns also may adversely affect our ability to sustain existing programs and obtain future contract awards.

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

Additionally, in years when Congress does not complete its budget process before the end of its fiscal year (September 30) with respect to programs we support, government operations are funded through a continuing resolution (“CR”) that temporarily funds federal agencies. Recent CRs have generally provided funding at the levels provided in the previous fiscal year. When the U.S. Government operates under a CR, it may delay funding we expect to receive from customers on work we are already performing and will likely result in new initiatives being delayed or in some cases canceled, which could have a material adverse effect on our financial condition, results of operations, and liquidity.

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
•the Federal Risk and Authorization Management Program ("FedRAMP") is a government-wide program that provides a standardized approach to security assessment, authorization, and continuous monitoring for cloud products and services.
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

Failure to comply with these or other laws and regulations could result in contract termination, loss of security clearances, suspension, or debarment from contracting with the U.S. Government, civil and/or criminal fines, and penalties. Any such consequences could have a material adverse effect on our reputation, financial condition, results of operations, and liquidity.

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

The U.S. Government may revise its procurement practices or adopt new contracting rules and regulations, such as cost accounting standards. It could also adopt new contracting methods relating to General Services Administration contracts, Government-wide Acquisition Contracts, or other multi-award contracts, or adopt new standards for contract awards intended to achieve certain social or other policy objectives. In addition, the U.S. Government may face restrictions from new legislation or regulations, as well as pressure from U.S. Government employees and their unions, on the nature and amount of services the U.S. Government may obtain from private contractors. These changes could impair our ability to obtain new contracts or contracts under which we currently perform when those contracts are up for recompete. Any new contracting methods could be costly or administratively difficult for us to implement, and as a result, could harm our financial condition and results of operations. A realignment of funds with changed U.S. Government priorities, including “insourcing” of previously contracted support services, and the realignment of funds to other non-defense-related programs may reduce the amount of funds available to defense-related and other programs in our core service areas.

Our Government segment is subject to reviews, audits, and cost adjustments by the U.S. Government, which, if unfavorably resolved to us, could adversely affect our profitability, cash flows, or growth prospects.

U.S. Government agencies, including the Defense Contract Audit Agency ("DCAA") and the Defense Contract Management Agency ("DCMA"), routinely audit and investigate government contracts and government contractors’ administrative processes and systems. These agencies review our performance on contracts, pricing practices, cost structure, and compliance with applicable laws, regulations, and standards. They also evaluate the adequacy of internal controls over our business systems, including our purchasing, accounting, estimating, earned value management, and government property systems. Any costs found to be improperly allocated or assigned to contracts will not be reimbursed, and any such costs already reimbursed must be refunded and certain penalties may be imposed. Moreover, if any of the administrative processes and systems are found not to comply with requirements, we may be subjected to increased government scrutiny and approval that could delay or otherwise adversely affect our ability to compete for or perform contracts or collect our revenue in a timely manner. Therefore, an unfavorable outcome of an audit by the DCAA or another U.S. Government agency could cause actual results to differ materially and adversely from those anticipated. If a government investigation uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeitures of profits, suspension of payments, fines, and suspension or debarment from doing business with the federal government. In addition, we could suffer serious reputational harm if allegations of impropriety were made against us. Each of these results could have a material adverse effect on our business, financial condition, results of operations, and liquidity.

Risks Associated with Ownership of our Common Stock

We have not paid dividends in the past and we do not anticipate paying dividends in the foreseeable future.

We have never paid dividends on our common stock and have no plans to pay dividends on our common stock in the foreseeable future. Any declaration and payment of future dividends to holders of our common stock will be at the sole discretion of our board of directors and will depend on many factors, including our financial condition, results of operations, capital requirements, level of indebtedness, statutory and contractual restrictions applying to the payment of dividends and other considerations that our board of directors deems relevant. Until such a time that we pay a dividend, our investors must rely on sales of their PAR common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment.

Future sales of our common stock or other securities could depress the price of our common stock and could result in dilution to our existing shareholders.

We have and likely will in the future issue and sell shares of common stock or other securities to raise capital or issue securities for other purposes, including in connection with acquisitions of other businesses or other strategic transactions. Transactions involving newly issued common stock or other securities convertible into our common stock, if converted, could result in dilution, possibly substantial, to our existing shareholders.

The trading price of our common stock has experienced significant price and volume volatility and is expected to continue to experience significant volatility in the foreseeable future. This volatility may impair our ability to finance strategic transactions using our common stock, and could result in losses for our shareholders.

A number of factors can impact the trading price of our common stock, many of which are outside our control. Factors that could affect the price of PAR common stock include but are not necessarily limited to the following:

•uncertainties, volatility, and economic disruption created by macroeconomic and geopolitical events and by the COVID-19 pandemic on our business, our customers, the industries in which we operate, and the global economy;
•actual or anticipated fluctuations in our financial condition and results of operations;
•the performance and prospects of major customers;
•our quarterly or annual financial results or those of other companies operating in our industries;
•the lack of earnings guidance;
•investor perception of us and the industries in which we operate;
•the contents of published research reports about us or the industries in which we operate or the failure of securities analysts to cover our common stock;
•any increased indebtedness we may incur in the future;
•actions by institutional shareholders;
•operating and stock performance of other companies that investors deem comparable to us (and changes in their market valuations) and overall performance of the equity markets;
•announcements by us or our competitors of significant contracts, acquisitions, dispositions, strategic relationships, or capital commitments; and
•litigation and governmental investigations.

Our bylaws designate the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our shareholders, and the federal district courts as the exclusive forum for Securities Act claims, which could limit our shareholders’ ability to obtain what some shareholders believe to be a favorable judicial forum for disputes with us or our directors, officers, other employees, or agents.

Our bylaws provide that unless we select or consent in writing to the selection of an alternative forum, all complaints asserting any internal corporate claims, which are claims (including claims brought on PAR’s behalf): (i) that are based upon a violation of a duty (including any fiduciary duty) owed by a current or former director, officer, employee, or shareholder in such capacity; or (ii) as to which the Delaware General Corporation Law (DGCL) confers jurisdiction upon the Court of Chancery, shall, to the fullest extent permitted by law and subject to applicable jurisdictional requirements, be made in the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have, or declines to accept, subject matter jurisdiction, another state court or a federal court located within the State of Delaware). Further, unless we select or consent in writing to the selection of an alternative forum, the federal district courts of the United States shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. The choice-of-forum provision in our bylaws does not apply to suits brought to enforce any liability or duty created by the Exchange Act, and shareholders cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Any person or entity purchasing or otherwise acquiring or holding any interest in our common stock shall be deemed to have notice of and to have consented to the forum selection provisions described in our bylaws. These choice-of-forum provisions may limit a shareholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage such lawsuits against us and such persons. It is possible that a court may find these provisions of our bylaws inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, in which case we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially adversely affect our business, financial condition, or results of operations and result in a diversion of the time and resources of our management and board of directors.

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
•permits only the board of directors, or the chairman of the board of directors or the president pursuant to a resolution approved by a majority of the then authorized number of our directors to call special meetings of shareholders;
•prohibit shareholder action by written consent except by unanimous written consent of all shareholders; and
•establish advance notice requirements for nominations of candidates for elections as directors or to bring other business before an annual meeting of our shareholders.

These provisions could discourage potential acquisition proposals and could delay or prevent a change in control, even though a majority of shareholders may consider such proposal, if effected, desirable. Such provisions could also make it more difficult for third parties to remove and replace the members of our board of directors. Moreover, these provisions may inhibit increases in the market price of our common stock that may result from takeover attempts or speculation.

Item 1B.     UNRESOLVED STAFF COMMENTS

None

Item 2.     PROPERTIES

Our principal executive offices are located in 200,600 square feet of owned office space at 8383 Seneca Turnpike, New Hartford, New York, from which we operate out of 180,900 square feet and lease the remaining space to third parties. Our Restaurant/Retail segment also uses this space to assemble certain of our hardware products and for research and development, sales, and professional services. The Government segment's principal offices were located in 31,900 square feet of leased office space at 421 Ridge Street, Rome, New York, from which it conducted sales, administrative, and research and development activities. In February 2023, the Government segment's principal offices moved to 13,324 square feet of leased office space at 160 Brooks Road, Second Floor, from which it conducts sales, administrative, and research and development activities. In addition to these principal properties, we have leasehold interests in small office spaces located in Australia, Canada, India, United Arab Emirates, England, Switzerland, Serbia, Spain, Brazil, and other locations within the U.S. We are currently operating in a substantially remote work environment and believe our current facilities are adequate for our present needs. If and when our property needs change, we believe the capacity of our current facilities and ability to obtain suitable additional facilities on commercially reasonable terms will satisfy our business requirements.

Item 3.     LEGAL PROCEEDINGS

The information set forth in "Note 13 – Commitments and Contingencies" of the notes to consolidated financial statements in "Part II, Item 8. Financial Statements and Supplementary Data" of this Annual Report is incorporated herein by reference. We do not believe that we have any pending litigation that would have a material adverse effect on our financial condition or results of operations.

Item 4.     MINE SAFETY DISCLOSURES

Not Applicable.

PART II

Item 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Trading Market

Our common stock is listed on the New York Stock Exchange under the symbol “PAR”. According to the records of our transfer agent, as of February 27, 2023, there were 540 holders of record of our common stock. The actual number of holders of our common stock is greater than this number of record holders, and includes shareholders who are beneficial owners, but whose shares are held in street name by brokers, banks, and other nominees.

Dividend Policy

We have never paid cash dividends on our common stock. We currently intend to retain any future earnings for use in the operation of our business and do not intend to pay any cash dividends in the foreseeable future. Any declaration and payment of future dividends to holders of our common stock will be at the sole discretion of our board of directors and will depend on many factors, including our financial condition, results of operations, capital requirements, level of indebtedness, statutory and contractual restrictions applying to the payment of dividends and other considerations that our board of directors deems relevant.

Issuer Purchases of Equity Securities

Under our equity incentive plan, employees may elect to have us withhold shares to satisfy minimum statutory federal, state, and local tax withholding obligations arising from the vesting of their awards. When we withhold these shares, we are required to remit to the appropriate taxing authorities the market price of the awards withheld, which could be deemed a purchase of shares by us on the date of withholding. For the three months ended December 31, 2022, there were 24,100 shares withheld.

The table below presents information regarding the Company’s purchases of its equity securities during the periods indicated.

Period	Total Number of Shares Withheld	Average Price Paid Per Share
October 1, 2022 - October 31, 2022	41	$27.47
November 1, 2022 - November 30, 2022	4,753	$24.37
December 1, 2022 - December 31, 2022	19,306	$24.80
Total	24,100

Performance Graph

The performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act or the Exchange Act.

The performance graph shows the cumulative total shareholder return on our common stock compared to the cumulative total shareholder return on the Russell 2000 index and the Russell 2000 Technology index, a published peer industry group of 204 companies on an annual basis.

The performance graph assumes the investment of $100 on December 31, 2017 in our common stock, the Russell 2000 and the Russell 2000 Technology indices. The cumulative total shareholder returns shown below represent the value that such investments would have had on December 31, 2022 (assuming reinvestment of all dividends). Historical stock price performance should not be relied upon as an indication of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

$800
$700
$600
$500
$400
$300
$200
$100
$0
12/17
12/18
12/19
12/20
12/21
12/22
PAR Technology Corporation
Russell 2000
Russell 2000 Technology

Item 6.     RESERVED

Not applicable

Item 7.     MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and the notes thereto included under "Part II, Item 8. Financial Statements and Supplementary Data" of this Annual Report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed under our "Forward-looking statements" disclosure and "Part I, Item 1A. Risk Factors" above.

Overview

We, through our wholly owned subsidiaries - ParTech, Inc. and PAR Government Systems Corporation - operate in two distinct reporting segments, Restaurant/Retail and Government.

Our Restaurant/Retail segment provides leading technology platforms to the restaurant and retail industries, with more than 500 customers and more than 70,000 active restaurant locations. We provide enterprise restaurants, franchisees, and other restaurant outlets in the three major restaurant categories - quick service, fast casual, and table service - with operational efficiencies by offering them a more unified experience through our comprehensive suite of subscription services, hardware, and integrated professional services. Our subscription services, which consist of our SaaS solutions, related software support, and transaction-based payment processing, are grouped into three categories: Guest Engagement, which includes Punchh for customer loyalty and engagement and MENU for omnichannel digital ordering and delivery; Operator Solutions, which includes Brink POS for front-of-house and PAR Pay and PAR Payment Services for payments; and Back Office, which includes Data Central. Our solutions are extensible and built on open application programming interfaces ("API") that retain flexibility and the market optionality of an open platform. More than 400 partners leverage our open platform to extend the reach and capabilities of their own solutions for the leading brands in our industry.

Our Government segment provides technical expertise and development of advanced systems and software solutions for the DoD, the intelligence community, and other federal agencies. Additionally, we provide support services for satellite command and control, communication, and IT mission systems at several DoD facilities worldwide. The Government segment has three principal contract offerings: Intelligence, Surveillance, and Reconnaissance solutions ("ISR Solutions"), mission systems operations and maintenance ("Mission Systems"), and licensed software products for use in analytic and operational environments that leverage geospatial intelligence data ("Commercial Software").

2022 Performance Highlights

•Annual Recurring Revenues ("ARR") grew to $111.4 million - a 26.4% increase from $88.2 million reported for the year ended December 31, 2021.

•Active sites expansion
◦Guest Engagement active sites expanded to 69.9 thousand - a 24.6% increase from the 56.1 thousand reported for the year ended December 31, 2021.
◦Operator Solutions active sites expanded to 19.5 thousand - a 22.6% increase from the 15.9 thousand reported for the year ended December 31, 2021.
◦Back Office active sites expanded to 7.0 thousand - an 11.1% increase from the 6.3 thousand reported for the year ended December 31, 2021.

•Subscription service gross margin grew to 51.4% for the year ended December 31, 2022 - a 13.1% increase from 38.3% for the year ended December 31, 2021. Adjusted subscription service gross margin grew to 73% for the year ended December 31, 2022 - a 7% increase from 66% for the year ended December 31, 2021. Refer to "Gross Margin" discussion below for the reconciliation between subscription service gross margin and adjusted subscription service gross margin, a non-GAAP financial measure.

Refer to "Key Performance Indicators and Non-GAAP Financial Measures" below for important information on key performance indicators and non-GAAP financial measures, including ARR, active sites, and adjusted subscription service gross margin, used by us to evaluate Restaurant/Retail segment performance.

RESULTS OF OPERATIONS

Results of operations for the years ended December 31, 2022, 2021, and 2020 were as follows:

Consolidated Results

	Year Ended December 31,			Percentage of total revenue			Increase (decrease)
in thousands	2022	2021	2020	2022	2021	2020	2022 vs 2021	2021 vs 2020
Net revenues:
Hardware	$114,410	$105,014	$73,228	32.2%	37.1%	34.3%	8.9%	43.4%
Subscription service	97,499	62,649	31,370	27.4%	22.1%	14.7%	55.6%	99.7%
Professional service	50,438	42,688	37,914	14.2%	15.1%	17.7%	18.2%	12.6%
Contract	93,448	72,525	71,274	26.3%	25.6%	33.3%	28.8%	1.8%
Total revenues, net	$355,795	$282,876	$213,786	100.0%	100.0%	100.0%	25.8%	32.3%

Gross margin
Hardware	22,186	24,173	14,341	6.2%	8.5%	6.7%	(8.2)%	68.6%
Subscription service	50,075	23,998	10,458	14.1%	8.5%	4.9%	108.7%	129.5%
Professional service	9,456	8,113	8,893	2.7%	2.9%	4.2%	16.6%	(8.8)%
Contract	7,576	5,837	5,633	2.1%	2.1%	2.6%	29.8%	3.6%
Total gross margin	89,293	62,121	39,325	25.1%	22.0%	18.4%	43.7%	58.0%

Operating expenses:
Selling, general and administrative	101,219	83,998	46,196	28.4%	29.7%	21.6%	20.5%	81.8%
Research and development	48,643	34,579	19,252	13.7%	12.2%	9.0%	40.7%	79.6%
Amortization of identifiable intangible assets	1,863	1,825	1,163	0.5%	0.6%	0.5%	2.1%	56.9%
Adjustment to contingent consideration liability	(4,400)	—	(3,340)	(1.2)%	—%	(1.6)%	N/A	(100.0)%
Gain on insurance proceeds	—	(4,400)	—	—%	(1.6)%	—%	(100.0)%	N/A
Total operating expenses	147,325	116,002	63,271	41.4%	41.0%	29.6%	27.0%	83.3%

Operating loss	(58,032)	(53,881)	(23,946)	(16.3)%	(19.0)%	(11.2)%	7.7%	125.0%
Other (expense) income, net	(1,224)	(1,279)	808	(0.3)%	(0.5)%	0.4%	(4.3)%	<(200)%
Loss on extinguishment of debt	—	(11,916)	(8,123)	—%	(4.2)%	(3.8)%	(100.0)%	46.7%
Interest expense, net	(8,811)	(18,147)	(8,287)	(2.5)%	(6.4)%	(3.9)%	(51.4)%	119.0%
Loss before benefit from income taxes	(68,067)	(85,223)	(39,548)	(19.1)%	(30.1)%	(18.5)%	(20.1)%	115.5%
(Provision for) benefit from income taxes	(1,252)	9,424	2,986	(0.4)%	3.3%	1.4%	(113.3)%	>200%
Net loss	$(69,319)	$(75,799)	$(36,562)	(19.5)%	(26.8)%	(17.1)%	(8.5)%	107.3%

Beginning with this Annual Report, we retroactively split our "Service" financial statement line items ("FSLIs") into two FSLIs, "Subscription Service" and "Professional Service" and our "Product" FSLIs were renamed to "Hardware". Refer to "FN1 - Basis of Presentation, Revenue and Cost of Sales Presentation Changes" within "Item 8. Financial Statements and Supplementary Data" for additional information.

Segment Revenue by Product Line as Percentage of Total Revenue

	Year Ended December 31,			Percentage of total revenue
							Increase (decrease)
In thousands	2022	2021	2020	2022	2021	2020	2022 vs 2021	2021 vs 2020
Hardware	$114,410	$105,014	$73,228	32.2%	37.1%	34.3%	8.9%	43.4%
Subscription service	97,499	62,649	31,370	27.4%	22.1%	14.7%	55.6%	99.7%
Professional service	50,438	42,688	37,914	14.2%	15.1%	17.7%	18.2%	12.6%
Total Restaurant/Retail	$262,347	$210,351	$142,512	73.7%	74.4%	66.7%	24.7%	47.6%

Mission systems	35,458	38,311	37,448	10.0%	13.5%	17.5%	(7.4)%	2.3%
ISR	56,141	33,188	32,947	15.8%	11.7%	15.4%	69.2%	0.7%
Commercial software	1,849	1,026	879	0.5%	0.4%	0.4%	80.2%	16.7%
Total Government	$93,448	$72,525	$71,274	26.3%	25.6%	33.3%	28.8%	1.8%

Total revenue	$355,795	$282,876	$213,786	100.0%	100.0%	100.0%	25.8%	32.3%

Revenues, Net

	Year Ended December 31,			Percentage of total revenue			Increase (decrease)
in thousands	2022	2021	2020	2022	2021	2020	2022 vs 2021	2021 vs 2020
Revenues, net:
Hardware	$114,410	$105,014	$73,228	32.2%	37.1%	34.3%	8.9%	43.4%
Subscription service	97,499	62,649	31,370	27.4%	22.1%	14.7%	55.6%	99.7%
Professional service	50,438	42,688	37,914	14.2%	15.1%	17.7%	18.2%	12.6%
Contract	93,448	72,525	71,274	26.3%	25.6%	33.3%	28.8%	1.8%
Total revenues, net	$355,795	$282,876	$213,786	100.0%	100.0%	100.0%	25.8%	32.3%

For the Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021

Total revenues were $355.8 million for the year ended December 31, 2022, an increase of $72.9 million or 25.8% compared to $282.9 million for the year ended December 31, 2021.

Hardware revenues were $114.4 million for the year ended December 31, 2022, an increase of $9.4 million or 8.9% compared to $105.0 million for the year ended December 31, 2021. The increase was substantially driven by increases in hardware revenues from kitchen display systems of $4.9 million, other hardware (mobile, terminals, kiosk, drive-thru, peripherals) of $2.4 million, and payment devices of $2.1 million, all substantially driven by an increase in sales volume.

Subscription service revenues were $97.5 million for the year ended December 31, 2022, an increase of $34.9 million or 55.6% compared to $62.6 million for the year ended December 31, 2021. The increase was substantially driven by increased subscription service revenues from our Guest Engagement services of $24.6 million and Operator Solutions services of $10.3 million, both substantially driven by an increase in active sites with the exception of approximately $8.7 million of the increase attributable to Guest Engagement, which was driven by the year ended December 31, 2021, only including nine months of post-acquisition Punchh revenues compared to the full twelve months of revenue in the year ended December 31, 2022.

Professional service revenues were $50.4 million for the year ended December 31, 2022, an increase of $7.8 million or 18.2% compared to $42.7 million for the year ended December 31, 2021. The increase was substantially driven by growth in our hardware repair services.

Contract revenues were $93.4 million for the year ended December 31, 2022, an increase of $20.9 million or 28.8% compared to $72.5 million for the year ended December 31, 2021. The increase was substantially driven by the Government segment's ISR Solutions product line revenues due to task orders resulting from the Air Force Research Laboratory Counter-small Unmanned Aircraft System contract awarded in 2021.

For the Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020

Total revenues were $282.9 million for the year ended December 31, 2021, an increase of $69.1 million or 32.3% compared to $213.8 million for the year ended December 31, 2020.

Hardware revenues were $105.0 million for the year ended December 31, 2021, an increase of $31.8 million or 43.4% compared to $73.2 million for the year ended December 31, 2020. The increase was driven by continued growth in hardware refresh purchases by some of our legacy Tier 1 customers (in part from 2020 delayed hardware refresh due to COVID-19) and hardware revenue associated with our rollout of Brink POS to new customers. These hardware refreshes included $15.2 million of growth in terminals, $12.1 million of growth in kitchen display systems and $4.5 million in growth for other hardware (mobile, kiosk, drive-thru).

Subscription service revenues were $62.6 million for the year ended December 31, 2021, an increase of $31.3 million or 99.7% compared to $31.4 million for the year ended December 31, 2020. The increase was substantially driven by increased subscription service revenues from Punchh of $26.3 million, which was driven by the year ended December 31, 2021, including nine months of post-acquisition revenues, and other subscription services (Brink POS and Data Central) of $5.1 million, which was driven by an increase in active sites.

Professional service revenues were $42.7 million for the year ended December 31, 2021, an increase of $4.8 million or 12.6% compared to $37.9 million for the year ended December 31, 2020. The increase was substantially driven by increases in hardware repair services of $2.5 million and other professional services of $2.3 million.

Contract revenues were $72.5 million for the year ended December 31, 2021, an increase of $1.3 million or 1.8% compared to $71.3 million for the year ended December 31, 2020. The increase was substantially driven by the Government segment's ISR Solutions product line revenues.

Gross Margin

	Year Ended December 31,			Gross Margin Percentage			Increase (decrease)
in thousands	2022	2021	2020	2022	2021	2020	2022 vs 2021	2021 vs 2020
Gross margin
Hardware	$22,186	$24,173	$14,341	19.4%	23.0%	19.6%	(8.2)%	68.6%
Subscription service	50,075	23,998	10,458	51.4%	38.3%	33.3%	108.7%	129.5%
Professional service	9,456	8,113	8,893	18.7%	19.0%	23.5%	16.6%	(8.8)%
Contract	7,576	5,837	5,633	8.1%	8.0%	7.9%	29.8%	3.6%
Total gross margin	$89,293	$62,121	$39,325	25.1%	22.0%	18.4%	43.7%	58.0%

For the Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021

Total gross margin as a percentage of total revenue for the year ended December 31, 2022, increased to 25.1% as compared to 22.0% for the year ended December 31, 2021.

Hardware margin as a percentage of hardware revenue for the year ended December 31, 2022, decreased to 19.4% as compared to 23.0% for the year ended December 31, 2021. The decrease in margin was substantially driven by excess and obsolescent inventory charges due to managing higher inventory levels to mitigate supply risks.

Subscription service margin as a percentage of subscription service revenue for the year ended December 31, 2022, increased to 51.4% as compared to 38.3% for the year ended December 31, 2021. The increase was substantially driven by a continued focus on efficiency improvements with our hosting and customer support costs. Subscription service margin during the year ended December 31, 2022 included $21.4 million of amortization of acquired and internally developed technology compared to $17.1 million of amortization of acquired and internally developed technology during the year ended December 31, 2021. Excluding the amortization of acquired and internally developed technology, adjusted subscription service gross margin was 73% compared to 66% for the years ended December 31, 2022 and 2021, respectively (refer to "Non-GAAP Financial Measures" below for important information regarding adjusted subscription service gross margin, a non-GAAP financial measure).

Professional service margin as a percentage of professional service revenue for the year ended December 31, 2022, was relatively unchanged at 18.7% as compared to 19.0% for the year ended December 31, 2021.

Contract margin as a percentage of contract revenue for the year ended December 31, 2022, was relatively unchanged at 8.1% compared to 8.0% for the year ended December 31, 2021.

For the Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020

Total gross margin as a percentage of revenue for the year ended December 31, 2021, increased to 22.0% compared to 18.4% for the year ended December 31, 2020.

Hardware margin as a percentage of hardware revenue for the year ended December 31, 2021, increased to 23.0% compared to 19.6% for the year ended December 31, 2020. The increase in margin was substantially due to favorable product mix and favorable absorption of overhead costs due to a general increase in hardware sales. The favorable impact from absorption was partially offset by higher product and component costs from the inflationary impact of COVID-19 to the overall economy. We implemented hardware price increases at the end of the second quarter of 2021 to mitigate the impact of increased product and component costs.

Subscription service margin as a percentage of subscription service revenue for the year ended December 31, 2021, increased to 38.3% compared to 33.3% for the year ended December 31, 2020. The increase was substantially driven by a favorable product mix and cost improvement initiatives with hosting costs and customer support service. Subscription service margin during the year ended December 31, 2021, included $17.1 million of amortization of acquired and internally developed technology compared to $6.3 million of amortization of acquired and internally developed technology during the year ended December 31, 2020. Excluding the amortization of acquired and internally developed technology, adjusted subscription service gross margin was 66% compared to 53% for the years ended December 31, 2021 and 2020, respectively (refer to "Non-GAAP Financial Measures" below for important information regarding adjusted subscription service gross margin, a non-GAAP financial measure).

Professional service margin as a percentage of professional service revenue for the year ended December 31, 2021, decreased to 19.0% compared to 23.5% for the year ended December 31, 2020. The decrease was substantially driven by a decrease in our hardware repair margins.

Contract margin as a percentage of contract revenue for the year ended December 31, 2021, was relatively unchanged at 8.0% compared to 7.9% for the year ended December 31, 2020.

Selling, General and Administrative Expenses (“SG&A”)

	Year Ended December 31,			Percentage of total revenue			Increase (decrease)
in thousands	2022	2021	2020	2022	2021	2020	2022 vs 2021	2021 vs 2020
Selling, general and administrative	$101,219	$83,998	$46,196	28.4%	29.7%	21.6%	20.5%	81.8%

For the Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021

SG&A expenses were $101.2 million for the year ended December 31, 2022, an increase of $17.2 million or 20.5% compared to $84.0 million for the year ended December 31, 2021. The increase was substantially driven by increases in sales and marketing expense of $6.6 million and internal technology infrastructure costs of $4.1 million, both substantially driven by an increase in purchased services and higher compensation costs associated with additional personnel as we continue to support the growth of our business. The residual increase of $6.1 million was driven by increases of $3.7 million due to the year ended December 31, 2021, only including nine months of post-acquisition Punchh SG&A expenses compared to the full twelve months in the year ended December 31, 2022, and $2.4 million due to the year ended December 31, 2022, including five months of post-acquisition MENU SG&A expenses.

For the Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020

SG&A expenses were $84.0 million for the year ended December 31, 2021, an increase of $37.8 million or 81.8% compared to $46.2 million for the year ended December 31, 2020. The increase was substantially driven by $19.3 million of expenses excluding stock-based compensation incurred in the acquisition of Punchh, Inc. ("Punchh") in April 2021 (the "Punchh Acquisition"). Other drivers were increases in stock-based compensation of $10.4 million of which $8.7 million was related to the Punchh Acquisition, $4.3 million in corporate expenses, $2.3 million in internal technology infrastructure costs, and $1.5 million for sales and marketing expenses.

Research and Development Expenses

	Year Ended December 31,			Percentage of total revenue			Increase (decrease)
in thousands	2022	2021	2020	2022	2021	2020	2022 vs 2021	2021 vs 2020
Research and development	$48,643	$34,579	$19,252	13.7%	12.2%	9.0%	40.7%	79.6%

For the Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021

R&D expenses were $48.6 million for the year ended December 31, 2022, an increase of $14.1 million or 40.7% compared to $34.6 million for the year ended December 31, 2021. The increase was substantially driven by increases in R&D expense related to our offerings for Guest Engagement of $8.2 million, hardware of $2.5 million, and Operator Solutions of $2.2 million, all substantially driven by higher compensation costs associated with additional personnel as we continue to improve and diversify our product and service offerings. The residual increase of $1.3 million is driven by an impairment loss for the year ended December 31, 2022, related to the impairment of internally developed software costs not meeting the general release threshold as a result of acquiring go-to-market software in the MENU Acquisition. Of the $8.2 million increase related to Guest Engagement, $3.0 million was driven by the year ended December 31, 2021, only including nine months of post-acquisition Punchh R&D expenses compared to the full twelve months in the year ended December 31, 2022, and $2.3 million was driven by the year ended December 31, 2022, including five months of post-acquisition MENU R&D expenses.

For the Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020

R&D expenses were $34.6 million for the year ended December 31, 2021, an increase of $15.3 million or 79.6% compared to $19.3 million for the year ended December 31, 2020. Primary drivers of the increase include $9.1 million for R&D expense related to Punchh, $4.7 million related to additional investments in our existing software product development, and $1.5 million for product management.

Other Operating Expenses: Amortization of Intangible Assets / Contingent Consideration / Insurance Proceeds

	Year Ended December 31,			Percentage of total revenue			Increase (decrease)
in thousands	2022	2021	2020	2022	2021	2020	2022 vs 2021	2021 vs 2020
Amortization of identifiable intangible assets	$1,863	$1,825	$1,163	0.5%	0.6%	0.5%	2.1%	56.9%
Adjustment to contingent consideration liability	(4,400)	—	(3,340)	(1.2)%	—%	(1.6)%	N/A	(100.0)%
Gain on insurance proceeds	$—	$(4,400)	$—	—%	(1.6)%	—%	(100.0)%	N/A

For the Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021

Amortization of identifiable intangible assets was $1.9 million for the year ended December 31, 2022, which remained relatively unchanged as compared to $1.8 million for the year ended December 31, 2021.

Included in operating expenses for the year ended December 31, 2022 was a $4.4 million reduction to the fair value of the contingent consideration liability for certain post-closing revenue focused milestones from the MENU Acquisition. There was no comparable reduction to expense for the year ended December 31, 2021.

Gain on insurance proceeds was $4.4 million for the year ended December 31, 2021, in connection with our settlement of a legacy claim. There was no comparable gain for the year ended December 31, 2022.

For the Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020

Amortization of identifiable intangible assets was $1.8 million for the year ended December 31, 2021, an increase of $0.7 million or 56.9% compared to $1.2 million for the year ended December 31, 2020. The increase was driven by intangible assets from the Punchh Acquisition.

Included in operating expense for the year ended December 31, 2020 was a $3.3 million reduction to the fair value of the contingent consideration liability for certain post-closing revenue focused milestones from the acquisition of AccSys, LLC ("Data Central") in December 2019 (the "Data Central Acquisition"). There was no comparable reduction to expense for the year ended December 31, 2021.

Gain on insurance proceeds was $4.4 million for the year ended December 31, 2021, in connection with our settlement of a legacy claim. There was no comparable gain for the year ended December 31, 2020.

Other (Expense) Income, Net

	Year Ended December 31,			Percentage of total revenue			Increase (decrease)
in thousands	2022	2021	2020	2022	2021	2020	2022 vs 2021	2021 vs 2020
Other (expense) income, net	$(1,224)	$(1,279)	$808	(0.3)%	(0.5)%	0.4%	(4.3)%	<(200)%

For the Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021

Other (expense) income, net was ($1.2) million for the year ended December 31, 2022, which remained relatively unchanged as compared to ($1.3) million for the year ended December 31, 2021. Other (expense) income, net substantially includes rental income, net of applicable expenses, foreign currency transactions gains and losses and other non-operating income (expense).

For the Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020

Other (expense) income, net was ($1.3) million for the year ended December 31, 2021, a change of $(2.1) million compared to $0.8 million for the year ended December 31, 2020. Other (expense) income, net substantially includes rental income, net of applicable expenses, foreign currency transactions gains and losses and other non-operating income/expenses. The change was substantially driven by sales and use tax expense and other miscellaneous expenses.

Interest Expense, Net

	Year Ended December 31,			Percentage of total revenue			Increase (decrease)
in thousands	2022	2021	2020	2022	2021	2020	2022 vs 2021	2021 vs 2020
Interest expense, net	$(8,811)	$(18,147)	$(8,287)	(2.5)%	(6.4)%	(3.9)%	(51.4)%	119.0%

For the Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021

Interest expense, net was $8.8 million for the year ended December 31, 2022, a decrease of $9.3 million or 51.4% as compared to $18.1 million for the year ended December 31, 2021. The decrease was substantially driven by a $6.9 million reduction of accretion resulting from our January 1, 2022 adoption of ASU 2020-06 and a $1.0 million reduction of accretion resulting from the extinguishment of our $180.0 million term loan ("Owl Rock Term Loan") in September 2021. Prior to adoption of ASU 2020-06, accounting for the convertible feature of our Senior Notes was presented within equity, resulting in non-cash accretion over the life of the respective Senior Notes of an implied debt discount; this accretion was presented within interest expense. As a result of adoption, the accounting for our Senior Notes is no longer bifurcated between debt and equity (refer to "Note 1 - Basis of Presentation" of the notes to consolidated financial statements in "Part II, Item 8. Financial Statements and Supplementary Data" of this Annual Report for additional information).

For the Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020

Interest expense, net was $18.1 million for the year ended December 31, 2021, an increase of $9.9 million or 119.0% compared to $8.3 million for the year ended December 31, 2020. This increase was substantially driven by the payment of additional interest with respect to the Owl Rock Term Loan and the 2027 Notes. Interest expense, net includes $8.7 million of non-cash accretion of debt discount and amortization of issuance costs for the year ended December 31, 2021 compared with $4.4 million for the year ended December 31, 2020.

Loss on Extinguishment of Debt

	Year Ended December 31,			Percentage of total revenue			Increase (decrease)
in thousands	2022	2021	2020	2022	2021	2020	2022 vs 2021	2021 vs 2020
Loss on extinguishment of debt	$—	$(11,916)	$(8,123)	—%	(4.2)%	(3.8)%	(100.0)%	46.7%

For the Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021

Loss on extinguishment of debt was $11.9 million for the year ended December 31, 2021, related to the repayment of the Owl Rock Term Loan. There was no comparable loss for the year ended December 31, 2022.

For the Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020

Loss on extinguishment of debt was $11.9 million for the year ended December 31, 2021, related to the repayment of the Owl Rock Term Loan as compared to $8.1 million for the year ended December 31, 2020, related to the partial repurchase of the 2024 Notes.

Taxes

	Year Ended December 31,			Percentage of total revenue			Increase (decrease)
in thousands	2022	2021	2020	2022	2021	2020	2022 vs 2021	2021 vs 2020
(Provision for) benefit from income taxes	$(1,252)	$9,424	$2,986	(0.4)%	3.3%	1.4%	(113.3)%	>200%

For the Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021

The provision for income taxes of $1.3 million for the year ended December 31, 2022 was substantially due to foreign jurisdiction tax obligations. The benefit from income taxes of $9.4 million for the year ended December 31, 2021 was substantially due to a decrease of the Company’s deferred tax valuation allowance which resulted from the establishment of deferred tax liabilities related to the Punchh Acquisition.

For the Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020

The net tax benefit of $9.4 million for the year ended December 31, 2021 was substantially due to a decrease of the Company’s deferred tax valuation allowance which resulted from the establishment of deferred tax liabilities related to the Punchh Acquisition. The net tax benefit of $9.4 million for the year ended December 31, 2021 was driven by the $3.3 million deferred tax benefit impact of the 2026 Notes issuance in February 2020.

Key Performance Indicators and Non-GAAP Financial Measures:

We monitor certain key performance indicators and non-GAAP financial measures in the evaluation and management of our business; certain key performance indicators and non-GAAP financial measures are provided in this Annual Report as we believe they are useful in facilitating period-to-period comparisons of our business performance. Key performance indicators and non-GAAP financial measures do not reflect and should be viewed independently of our financial performance determined in accordance with GAAP. Key performance indicators and non-GAAP financial measures are not forecasts or indicators of future or expected results and should not have undue reliance placed upon them by investors.

Key Performance Indicators

Within this Annual Report, the Company makes reference to annual recurring revenue ("ARR") and active sites, which are both key performance indicators. The Company utilizes ARR and active sites as key performance indicators of the scale of our subscription services for both new and existing customers.

ARR is the annualized revenue from our subscription services, which includes subscription fees for our SaaS solutions, related support, and transaction-based fees for payment processing services. We calculate ARR by annualizing the monthly recurring revenue for all active sites as of the last day of each month for the respective reporting period. ARR is an operating measure, does not reflect our revenue determined in accordance with GAAP, and should be viewed independently of, and not combined with or substituted for, our revenue and other financial information determined in accordance with GAAP. Further, ARR is not a forecast of future revenue and investors should not place undue reliance on ARR as an indicator of our future or expected results.

Active sites represent locations active on our subscription services as of the last day of the respective reporting period.

Our key performance indicators ARR and active sites are organized in alignment with our three subscription service categories: Guest Engagement (Punchh and MENU), Operator Solutions (Brink POS, PAR Pay, and PAR Payment Services), and Back Office (Data Central).

Annual Recurring Revenue (“ARR”)

	Year Ended December 31,			Increase (decrease)
In thousands	2022	2021	2020	2022 vs 2021	2021 vs 2020
Guest Engagement*	$58,933	$46,686	$—	26.2%	N/A
Operator Solutions	41,614	32,120	24,705	29.6%	30.0%
Back Office	10,896	9,390	8,755	16.0%	7.3%
Total	$111,443	$88,196	$33,460	26.4%	163.6%
*Guest Engagement ARR includes MENU ARR only in the year ended December 31, 2022

Active Sites

	Year Ended December 31,			Increase (decrease)
In thousands	2022	2021	2020	2022 vs 2021	2021 vs 2020
Guest Engagement*	69.9	56.1	—	24.6%	N/A
Operator Solutions	19.5	15.9	11.7	22.6%	35.9%
Back Office	7.0	6.3	5.9	11.1%	6.8%
*Guest Engagement active sites includes MENU active sites only in the year ended December 31, 2022

Non-GAAP Financial Measures

Within this Annual Report, the Company makes reference to adjusted subscription service gross margin, EBITDA, adjusted EBITDA, adjusted net loss, and adjusted diluted net loss per share which are non-GAAP financial measures. Adjusted subscription service gross margin represents subscription service gross margin adjusted to exclude amortization from acquired and internally developed software. EBITDA represents net loss before income taxes, interest expense and depreciation and amortization. Adjusted EBITDA represents EBITDA as adjusted to exclude certain non-cash and non-recurring charges, including stock-based compensation, acquisition expenses, certain pending litigation expenses and other non-recurring charges that may not be indicative of our financial performance. Adjusted net loss/adjusted diluted net loss per share represents net loss and net loss per share excluding amortization of acquired intangible assets, certain non-cash and non-recurring charges, including stock-based compensation, acquisition expense, certain pending litigation expenses and other non-recurring charges that may not be indicative of our financial performance.

The Company is presenting adjusted subscription service gross margin, adjusted EBITDA and adjusted net loss because we believe that these financial measures provide supplemental information that may be useful to investors in evaluating the Company's core business operating results and comparing such results to other similar companies. Management believes that adjusted subscription service gross margin, EBITDA, adjusted EBITDA, adjusted net loss, and adjusted diluted net loss per share, when viewed with the Company's results of operations in accordance with GAAP and the reconciliations to the most directly comparable GAAP measures provided in the tables below (refer to "Gross margin" discussion above for a reconciliation of subscription service gross margin to adjusted subscription service gross margin), provide useful information about operating performance and period-over-period growth, and provide additional information that is useful for evaluating the operating performance of the Company's core business without regard to potential distortions. Management additionally believes that adjusted EBITDA permits investors to gain an understanding of the factors and trends affecting its ongoing cash earnings, from which capital investments are made and debt is serviced.

The Company's results of operations are impacted by certain non-cash and non-recurring charges, including stock-based compensation, acquisition related expenditures, and other non-recurring charges that may not be indicative of the Company’s on-going or long-term financial performance. Management believes that adjusting its net loss and diluted loss per share to remove non-recurring charges provides a useful perspective with respect to the Company's results of operations and provides supplemental information to both management and investors by removing items that are difficult to predict and are often unanticipated.

Adjusted subscription service gross margin, EBITDA, adjusted EBITDA, adjusted net loss, and adjusted diluted net loss per share are not measures of financial performance under GAAP and should not be considered as alternatives to subscription service gross margin or net income (loss) as indicators of operating performance. Additionally, these measures may not be comparable to similarly titled measures disclosed by other companies. The tables below provide reconciliations between net loss and EBITDA, adjusted EBITDA, and adjusted net loss, as well as between diluted net loss per share and adjusted diluted net loss per share.

	Year Ended December 31,
in thousands	2022	2021	2020
Reconciliation of Net Loss to EBITDA and Adjusted EBITDA
Net loss	$(69,319)	$(75,799)	$(36,562)
Provision for (benefit from) income taxes	1,252	(9,424)	(2,986)
Interest expense	8,811	18,147	8,287
Depreciation and amortization	26,095	21,421	10,097
EBITDA	$(33,161)	$(45,655)	$(21,164)
Stock-based compensation expense (1)	13,426	14,615	4,251
Regulatory matters (2)	415	50	126
Contingent consideration (3)	(4,400)	—	(3,340)
Litigation expense (4)	525	790	—
Acquisition costs (5)	1,300	3,612	—
Gain on insurance proceeds (6)	—	(4,400)	—
Severance (7)	525	—	359
Loss on extinguishment of debt (8)	—	11,916	8,123
Impairment loss (9)	1,301	—	—
Other expense – net (10)	1,224	1,279	(808)
Adjusted EBITDA	$(18,845)	$(17,793)	$(12,453)

1	Adjustments reflect total stock-based compensation expense for the years ended December 31, 2022, 2021 and 2020 of $13.4 million, $14.6 million and $4.3 million respectively.
2
Adjustment reflects non-recurring expenses related to our efforts to resolve regulatory matters of $0.4 million for the year ended December 31, 2022, and $0.1 million for the each of the years ended December 31, 2021 and 2020.

3
Adjustments reflect non-cash changes to the fair market value of the contingent consideration liability of $4.4 million related to the MENU Acquisition and $3.3 million related to the Data Central Acquisition as of the years ended December 31, 2022 and 2020, respectively.

4	Adjustment reflects settlement expenses for legal matters of $0.5 million and $0.8 million for the years ended December 31, 2022 and 2021, respectively.
5	Adjustment reflects the expenses incurred in the MENU Acquisition of $1.3 million and Punchh Acquisition of $3.6 million for the years ended December 31, 2022 and 2021, respectively.
6	Adjustment represents the gain on insurance stemming from a legacy claim of $4.4 million for the year ended December 31, 2021.
7
Adjustment reflects the severance included in gross margin, selling, general and administrative expense and research and development expense of $0.5 million and $0.4 million for the years ended December 31, 2022 and 2020, respectively.

8
Adjustment reflects loss on extinguishment of debt of $11.9 million related to the repayment of the Owl Rock Term Loan during the year ended December 31, 2021, and $8.1 million related to the repurchase of approximately $66.3 million of the 2024 Notes for the year ended December 31, 2020.

9
Adjustment reflects impairment loss included in research and development expense of $1.3 million related to the impairment of internally developed software costs not meeting the general release threshold as a result of acquiring go-to-market software in the MENU Acquisition.

10	Adjustment reflects foreign currency transaction gains and losses, rental income and losses, and other non-recurring expenses recorded in other expense, net in the accompanying statements of operations.

	Year Ended December 31,
in thousands	2022		2021		2020
Reconciliation of Net Loss/Diluted Net Loss per share to Adjusted Net Loss/Adjusted Diluted Loss per Share:
Net loss / diluted earnings per share	$(69,319)	$(2.55)	$(75,799)	$(3.02)	$(36,562)	$(1.92)
Provision for (benefit from) income taxes (1)	—	—	(10,417)	(0.42)	(3,265)	(0.17)
Non-cash interest expense (2)	1,997	0.07	8,727	0.35	4,355	0.23
Acquired intangible assets amortization (3)	17,111	0.63	13,802	0.55	4,558	0.24
Stock-based compensation expense (4)	13,426	0.49	14,615	0.58	4,251	0.22
Regulatory matters (5)	415	0.02	50	—	126	0.01
Contingent consideration (6)	(4,400)	(0.16)	—	—	(3,340)	(0.18)
Litigation expense (7)	525	0.02	790	0.03	—	—
Acquisition costs (8)	1,300	0.05	3,612	0.14	—	—
Gain on insurance proceeds (9)	—	—	(4,400)	(0.18)	—	—
Severance (10)	525	0.02	—	—	359	0.02
Loss on extinguishment of debt (11)	—	—	11,916	0.47	8,123	0.43
Impairment loss (12)	1,301	0.05	—	—	—	—
Other expense – net (13)	1,224	0.05	1,279	0.05	(808)	(0.04)
Adjusted net loss/diluted loss per share	$(35,895)	$(1.32)	$(35,825)	$(1.43)	$(22,203)	$(1.17)

Weighted average common shares outstanding	27,152		25,088		19,014

1
Adjustment reflects a partial release of our deferred tax asset valuation allowance of $10.4 million related to the Punchh Acquisition for the year ended December 31, 2021; and a reduction to the benefit of income taxes of $3.3 million for the year ended December 31, 2020 related to the issuance of the 2026 Notes and partial repurchase of the 2024 Notes. The income tax effect of the below adjustments were not tax-effected due to the valuation allowance on all of our net deferred tax assets.

2
Adjustment reflects non-cash accretion of interest expense and amortization of issuance costs related to the Senior Notes and the Owl Rock Term Loan of $2.0 million, $8.7 million, and $4.4 million for the years ended December 31, 2022, 2021, and 2020, respectively.

3	Adjustment reflects amortization expense of acquired developed technology within gross margin of $15.2 million, $12.0 million, and $3.5 million for the years ended December 31, 2022, 2021, and 2020, respectively; and amortization expense of acquired intangible assets of $1.9 million, $1.8 million, and $1.1 million for the years ended December 31, 2022, 2021, and 2020, respectively.
4	Adjustments reflect total stock-based compensation expense for the years ended December 31, 2022, 2021 and 2020 of $13.4 million, $14.6 million and $4.3 million respectively.
5
Adjustment reflects non-recurring expenses related to our efforts to resolve a regulatory matters of $0.4 million for the year ended December 31, 2022 and $0.1 million for each of the years ended December 31, 2021 and 2020.

6
Adjustments reflect non-cash changes to the fair market value of the contingent consideration liability of $4.4 million related to the MENU Acquisition and $3.3 million related to the Data Central Acquisition as of the years ended December 31, 2022 and 2020, respectively.

7	Adjustment reflects settlement expenses for legal matters of $0.5 million and $0.8 million for the years ended December 31, 2022 and 2021, respectively.
8	Adjustment reflects the expenses incurred in the MENU Acquisition of $1.3 million and Punchh Acquisition of $3.6 million for the years ended December 31, 2022 and 2021, respectively.
9	Adjustment represents the gain on insurance stemming from a legacy claim of $4.4 million for the year ended December 31, 2021.
10
Adjustment reflects the severance included in gross margin, selling, general and administrative expense and research and development expense of $0.5 million and $0.4 million for the years ended December 31, 2022 and 2020, respectively.

11
Adjustment reflects loss on extinguishment of debt of $11.9 million related to the repayment of the Owl Rock Term Loan during the year ended December 31, 2021, and $8.1 million to the repurchase of approximately $66.3 million of the 2024 Notes for the year ended December 31, 2020.

12
Adjustment reflects impairment loss included in research and development expense of $1.3 million related to the impairment of internally developed software costs not meeting the general release threshold as a result of acquiring go-to-market software in the MENU Acquisition.

13	Adjustment reflects foreign currency transaction gains and losses, rental income and losses, and other non-recurring expenses recorded in other expense, net in the accompanying statements of operations.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash and cash equivalents and short-term investments. As of December 31, 2022, we had cash and cash equivalents of $70.3 million and short-term investments of $40.3 million. Cash and cash equivalents consist of highly liquid investments with maturities of 90 days or less, including money market funds. Short-term investments are held-to-maturity investment securities consisting of investment-grade interest bearing instruments, primarily treasury bills and notes, which are stated at amortized cost.

Cash used in operating activities was $43.1 million for the year ended December 31, 2022, compared to $53.2 million for the year ended December 31, 2021. Cash used in operating activities for the year ended December 31, 2022, was substantially driven by a net loss from operations, net of non-cash charges and additional net working capital requirements substantially driven by an increase in accounts receivable resulting from revenue growth.

Cash used in investing activities was $66.7 million for the year ended December 31, 2022, compared to $383.0 million for the year ended December 31, 2021. Cash used in investing activities for the year ended December 31, 2022, included $18.8 million of cash consideration, net of cash acquired, for the MENU Acquisition and acquisition of substantially all the assets and liabilities of a privately held restaurant technology company (the "Q1 2022 Acquisition"), $40.3 million for purchases of short-term held-to-maturity securities, and capital expenditures of $6.4 million for developed technology costs associated with our Restaurant/Retail software platforms.

Cash used in financing activities was $2.6 million for the year ended December 31, 2022, compared to cash provided by financing activities of $443.6 million for the year ended December 31, 2021. Cash used in financing activities for the year ended December 31, 2022, was substantially driven by stock based compensation related transactions and principal payments on long-term debt. We do not have any off-balance sheet arrangements or obligations.

We expect our available cash and cash equivalents will be sufficient to meet our operating needs for at least the next 12 months. Over the next 12 months our total contractual obligations are $39.2 million, consisting of purchase commitments for normal operations (purchase of inventory, software licensing, use of external labor, and third-party cloud services) of $29.6 million, interest payments of $8.0 million and facility leases of $1.6 million. We expect to fund such commitments with cash provided by operating activities and our sources of liquidity.

We expect our non-current contractual obligations to include purchase commitments for normal operational expenses as well as payments to service our Senior Notes. Refer to “Note 8 – Debt” of the notes to consolidated financial statements in "Part II, Item 8. Financial Statements and Supplementary Data" of this Annual Report for details. From time to time, we may seek to raise additional capital through equity, equity-linked, and debt financing arrangements. We cannot provide assurance that any additional financing will be available to us on acceptable terms or at all.

Our actual cash needs will depend on many factors, including our rate of revenue growth, growth of our subscription service revenues, the timing and extent of spending to support our product development efforts, the timing of introductions of new products and enhancements to existing products, market acceptance of our products, and the factors described above in this "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our consolidated financial statements are based on the application of accounting principles generally accepted in the United States of America. GAAP requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue, and expense amounts reported. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently applied. Valuations based on estimates are reviewed for reasonableness and adequacy on a consistent basis. Significant items subject to such estimates and assumptions include revenue recognition, stock-based compensation, the recognition and measurement of assets acquired and liabilities assumed in business combinations at fair value, the carrying amount of property, plant and equipment including right-to-use assets and liabilities, identifiable intangible assets and goodwill, the measurement of liabilities and equity recognized for outstanding convertible notes, valuation allowances for receivables, inventories, and measurement of contingent consideration at fair value. Actual results could differ from these estimates. Our estimates are subject to uncertainties, including those associated with market conditions, risks and trends. Refer to "Item 1A. Risk Factors" of this Annual Report for additional information.

Revenue Recognition Policy

Restaurant/Retail

The Company's revenue in the Restaurant/Retail segment is derived from three types of revenue: hardware sales, subscription services, and professional services. ASC Topic 606: Revenue from Contracts with Customers requires the Company to distinguish and measure performance obligations under customer contracts. Contract consideration is allocated to all performance obligations within the arrangement or contract. Performance obligations that are determined not to be distinct are combined with other performance obligations until the combined unit is determined to be distinct and that combined unit is then recognized as revenue over time or at a point in time depending on when control is transferred. The Company evaluated the potential performance obligations within its Restaurant/Retail segment and evaluated whether each performance obligation met the ASC Topic 606 criteria to be considered a distinct performance obligation.

Amounts invoiced in excess of revenue recognized represent deferred revenue. Contracts typically require payment within 30 to 90 days from the shipping date or installation date, depending on the Company's terms with the customer. The primary method used to estimate a stand-alone selling price, is the price that the Company charges for the particular good or service sold by the Company separately under similar circumstances to similar customers. The Company determines stand-alone selling prices for hardware and subscription services based on the price at which the Company sells the particular good or service separately in similar circumstances and to similar customers. The Company determines stand-alone selling prices for professional services by using an expected cost plus margin.

Hardware

Hardware revenue consists of hardware product sales and is recognized as a point in time revenue. Revenue on these items are recognized when the customer obtains control of the asset in accordance with the terms of sale. This generally occurs upon delivery, upon installation, or upon delivery to a third-party carrier for onward delivery to customer. We accept returns for hardware sales and recognize them at the time of sale as a reduction to revenue based on historical experience.

Subscription Service

Our subscription services consist of revenue from our SaaS solutions, related software support, and transaction-based payment processing services.

SaaS solutions

SaaS solution revenues consist of subscription fees from customers for access to our SaaS solutions and third party SaaS solutions and are recognized ratably over the contract period, commencing when the subscription service is made available to the customer, as the customer simultaneously receives and consumes the benefits of the Company’s performance obligations. Our contracts with customers are generally for a period ranging from 12 to 36 months. We determined we are the principal in transferring these services to the customer and recognize revenue on a gross basis. We control the services being provided to our customer, are responsible for fulfillment of the promise in our contract with the customer, and have discretion in setting the price with our customer.

Software support

Software support revenues includes fees from customers from the sales of varying levels of basic support services which are “stand-ready obligations” satisfied over time on the basis that the customer consumes and receives a benefit from having access to the Company's support resources, when and as needed, throughout the contract term, which is generally 12 months. For this reason, the basic support services are recognized ratably over the contract term since the Company satisfies its obligation to stand ready by performing these services each day.

Transaction-based payment processing

Transaction-based payment processing revenues includes transaction-based payment processing services for customers which are charged a transaction fee for payment processing. This transaction fee is generally calculated as a percentage of the total transaction amount processed plus a fixed per transaction fee. We satisfy our payment processing performance obligations and recognize the transaction fees as revenue net of refunds and reversals initiated by the restaurant upon authorization by the issuing bank and submission for processing. We allocate all variable fees earned from transaction-based revenue to this performance obligation on the basis that is is consistent with the ASC 606 allocation objectives.

Our transaction-based payment processing contracts are primarily layered rate contracts. In layered rate contracts, we pass through the costs of interchange and card assessment and network fees to our customers, which are recorded as a reduction to revenue, and we incur processing fees, which are recorded as cost of sales. For layered rate contracts, we have concluded we are generally the principal in the performance obligation to process payments because we control the payment processing services before the customer receives them, perform authorization and fraud check procedures prior to submitting transactions for processing in the payment network, have sole discretion over which third-party acquiring payment processors we will use and are ultimately responsible to the customers for amounts owed if those acquiring payment processors do not fulfill their obligations. We generally have full discretion in setting processing prices charged to the customers. Additionally, we are obligated to comply with certain payment card network operating rules and contractual obligations under the terms of out registration as a payment facilitator and as a master merchant under our third-party acquiring payment processor agreements which make us liable for the costs of processing the transactions for our customers and chargebacks and other financial losses if such amounts cannot be recovered from the restaurant. However, specifically as it relates to the costs of interchange and card assessment and network fees, we have concluded we are the agent because we do not control pricing for these services and the costs are passed through to our customers.

Professional Service

Professional service revenue consists of revenues from hardware support, installations, implementations, and other professional services.

Hardware support

Hardware support revenues consists of fees from customers from the Company's Advanced Exchange overnight hardware replacement program, on-site support and extended warranty repair service programs and are all “stand-ready obligations” satisfied over time on the basis that the customer consumes and receives a benefit from having access to the Company's support resources, when and as needed, throughout the contract term, which is generally 12 months. For this reason, the support services are recognized ratably over the contract term since the Company satisfies its obligation to stand ready by performing these services each day.

Installations

Installation revenue is recognized point in time. Installation revenue is recognized when installation is complete and the customer obtains control of the related asset. The Company offers installation services to its customers for hardware and software for which the Company primarily hires third-party contractors to install the equipment on the Company's behalf. The Company pays third-party contractors an installation service fee based on an hourly rate agreed to by the Company and contractor. When third-party installers are used, the Company determines whether the nature of its performance obligations is to provide the specified goods or services itself (principal) or to arrange for a third-party to provide the goods or services (agent). In the Company's customer arrangements, the Company is primarily responsible for providing a good or service, has inventory risk before the good or service is transferred to the customer, and has discretion in establishing prices; as a result, the Company has concluded that it is the principal in the arrangement and records installation revenue on a gross basis.

Implementations

Implementation revenue includes set-up and activation fees from customers to implement our SaaS solutions. We have concluded that this service does not represent a stand-alone performance obligation and is instead tied to the performance obligation to provide the subscription service. As such, we defer and amortize related revenues and costs over the life of the contract, commencing when the subscription service is made available to the customer.

Other professional services

Other professional service revenue includes hardware repairs and maintenance not covered under hardware support, business process mapping, training, and other ad hoc professional services sold separately. Other professional service revenue is recognized point in time upon the completion of the service.

Government

PAR’s Government segment provides technical expertise and development of advanced systems and software solutions for the U.S. Department of Defense, the intelligence community and other federal agencies. Additionally, we provide support services for satellite command and control, communication, and information technology systems at several DoD facilities worldwide. The Government segment has three principal contract offerings: intelligence, surveillance, and reconnaissance solutions, mission systems operations and maintenance, and commercial software products for use in analytic and operational environments that leverage geospatial intelligence data.

The Company's revenue in the Government segment is recognized over time as control is generally transferred continuously to its customers, with the exception of certain commercial software products that are transferred point in time when control transfers. Revenue generated by the Government segment is predominantly related to services; provided, however, revenue is also generated through the sale of materials, software, hardware, and maintenance. For the Government segment cost plus fixed fee contract portfolio, revenue is recognized over time using costs incurred to date to measure progress toward satisfying the Company's performance obligations. Incurred cost represents work performed, which corresponds with, and thereby best depicts, the transfer of control to the customer. Contract costs include labor, material, overhead and general and administrative expenses. Profit is recognized on the fixed fee portion of the contract as costs are incurred and invoiced. Long-term fixed price contracts involve the use of judgment to estimate the total contract revenue and costs. For long-term fixed price contracts, the Company estimates the profit on a contract as the difference between the total estimated revenue and expected costs to complete the contract, and recognize that profit over the life of the contract. Contract estimates are based on various assumptions to project the outcome of future events. These assumptions include: labor productivity and availability; the complexity of the work to be performed; and the performance of subcontractors. Revenue and profit in future periods of contract performance are recognized using the aforesaid assumptions, and adjusting the estimate of costs to complete a contract. Once the services provided are determined to be distinct or not distinct, the Company evaluates how to allocate the transaction price. Generally, the Government segment does not sell the same good or service to similar customers and the contract performance obligations are unique to each government solicitation. The performance obligations are typically not distinct. In cases where there are distinct performance obligations, the transaction price would be allocated to each performance obligation on a ratable basis based upon the stand-alone selling price of each performance obligation. Cost plus margin is used for the cost plus fixed fee contract portfolios as well as the fixed price and time and materials contracts portfolios to determine the stand-alone selling price.

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

Inventories

Inventory is valued at the lower of cost and net realizable value, with cost determined using the weighted average cost method. We use certain estimates and judgments that consider several factors, including product demand, changes in customer requirements and changes in technology to provide for excess and obsolescence reserves to properly value inventory.

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

We conducted our annual goodwill impairment test during the fourth quarter of 2022 and determined that the fair value for each of the reporting units significantly exceeded its respective carrying value. As such, goodwill was not impaired. No goodwill impairment charge was recorded in any of the periods presented in the accompanying consolidated financial statements.

Restaurants/Retail:

We performed a quantitative assessment to test our Restaurant/Retail reporting unit impairment as of October 1, 2022. The excess of the estimated fair value over the carrying value (expressed as a percentage of carrying value) was in excess of its carrying value of $665 million by approximately 21% as of September 30, 2022.

In deriving our fair value estimates, we use key assumptions built on the current product portfolio mix adjusted to reflect continued revenue increases from our subscription services.

We use total annual revenue growth rates for the reporting unit ranging between 12.7% and 17.4% for the years 2023 through 2030. The growth rate reflects our projected revenues from anticipated increases in active sites of our subscription services at new and existing customer locations. These subscription services are expected to expand our capabilities into new markets. We believe these estimates are reasonable given the size of the overall market, combined with the projected market share we expect to achieve. Overall, the projected revenue growth rates ultimately trend to an estimated long term growth rate of 3.0%.

We use gross margin estimates that are reflective of expected increased recurring subscription service revenue from that is expected to exceed historical gross margins. Estimates of operating expenses, working capital requirements and depreciation and amortization expense used for the Restaurant/Retail reporting unit are generally consistent with actual historical amounts, adjusted to reflect our continued investment and projected revenue growth from our core technology platforms. We believe utilization of actual historical results adjusted to reflect our continued investment in our products is an appropriate basis supporting the fair value of the Restaurant/Retail reporting unit.

Finally, we use a discount rate of approximately 14.0% for the Restaurant/Retail reporting unit. This estimate was derived through a combination of current risk-free interest rate data, financial data from companies that PAR considers to be our competitors and was based on volatility between our historical financial projections and actual results achieved.

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

We reconciled the aggregate estimated fair value of the reporting units to our market capitalization noting no goodwill impairment was recorded during the years ended December 31, 2022 or 2021.

Recent Accounting Pronouncements Not Yet Adopted

Refer to “Note 1 – Summary of Significant Accounting Policies” of the notes to consolidated financial statements in "Part II, Item 8. Financial Statements and Supplementary Data" of this Annual Report for details.

Item 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Exchange Risk
Our primary exposures relate to certain non-dollar denominated sales and operating expenses in Canada, Europe and Asia. These primary currencies are the Great British Pound, the Euro, the Swiss Franc, the Serbian Dinar, and the Australian dollar, the Singapore dollar, the Canadian dollar, the Indian Rupee and the Chinese Renminbi. Accordingly, changes in exchange rates may negatively affect our revenue and net income (loss) as expressed in U.S. dollars. We also have foreign currency risk related to foreign currency transactions and monetary assets and liabilities, including intercompany balances denominated in currencies that are not the functional currency. We have experienced and will continue to experience fluctuations in our net income (loss) as a result of gains (losses) on these foreign currency transactions and the remeasurement of monetary assets and liabilities. As of December 31, 2022, the impact of foreign currency exchange rate changes on our revenues and net income (loss) were not material. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy.

Interest Rate Risk

As of December 31, 2022, we had $13.8 million, $120.0 million, and $265.0 million in aggregate principal amount outstanding on the 2024 Notes, the 2026 Notes, and the 2027 Notes, respectively.

We carry the Senior Notes at face value less amortized debt issuance costs on the on the consolidated balance sheets. Since the Senior Notes bear interest at fixed rates, we have no financial statement risk associated with changes in interest rates. However, the fair value of the Senior Notes changes when the market price of our common stock fluctuates or interest rates change.

Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of PAR Technology Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of PAR Technology Corporation and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, changes in shareholders' equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021 and the results of its operations and its cash flows for the each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Acquisition — MENU Technologies AG —Contingent Consideration — Refer to Notes 2 and 15 to the consolidated financial statements

Critical Audit Matter Description

The Company completed the acquisition of MENU Technologies AG for $38.9 million on July 25, 2022, which included contingent consideration related to a potential earn-out provision. The Company accounted for the acquisition as a business combination in accordance with ASC 805, Business Combinations. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their preliminary determined respective fair values, including preliminary fair value of contingent consideration for the earn-out liability of $14.2 million. As of December 31, 2022, the Company determined the fair value of the MENU earn-out to be $9.8 million.

Management estimated the fair value of the contingent consideration associated with the MENU earn-out using a Monte Carlo simulation of a discounted cash flow model.

The Company determined the acquisition date fair value of contingent consideration associated with the MENU Acquisition using Monte-Carlo simulation valuation techniques. Furthermore, the significant inputs used in establishing the fair value include revenue volatility, EBITDA volatility, discount rate, and projected year of payments. These are unobservable and reflect the Company's own judgements about the assumptions market participants would use in pricing the liability.

Therefore, the valuation of the contingent consideration for the MENU Technologies AG acquisition is considered complex and requires significant management judgment.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the revenue volatility, EBITDA volatility, discount rate, and projected year of payments used by management to estimate the acquisition-date and as of December 31, 2022 fair value of the contingent consideration included the following, among others:

•We tested the effectiveness of controls over the valuation of the contingent consideration, including management’s controls over revenue volatility, EBITDA volatility, discount rate, and projected year of payments

•We assessed the reasonableness of management's future revenues and earnings projections by considering whether the projections were consistent with evidence obtained in other areas of the audit and by comparing the projections to (1) the acquired company's historical results, (2) historical growth rates of the Company, and (3) actual performance subsequent to the acquisition

•With the assistance of our fair value specialists, we evaluated the reasonableness of (1) the valuation methodology and (2) the valuation assumptions, such as the revenue volatility, EBITDA volatility, discount rate, and projected year of payments by

◦Testing the source information underlying the determination of the revenue and EBITDA volatilities and discount rates and testing the mathematical accuracy of the calculations

/s/ Deloitte & Touche LLP

Rochester, New York
March 1, 2023

PAR TECHNOLOGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
Assets	2022	2021
Current assets:
Cash and cash equivalents	$70,328	$188,419
Cash held on behalf of customers	7,205	—
Short-term investments	40,290	—
Accounts receivable, net	59,960	49,978
Inventories, net	37,594	35,078
Other current assets	8,572	9,532
Total current assets	223,949	283,007
Property, plant and equipment, net	12,961	13,709
Goodwill	486,762	457,306
Intangible assets, net	111,097	118,763
Lease right-of-use assets	4,061	4,348
Other assets	16,028	11,016
Total assets	$854,858	$888,149

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$—	$705
Accounts payable	23,283	20,845
Accrued salaries and benefits	18,936	17,265
Accrued expenses	6,531	5,042
Customers payable	7,205	—
Lease liabilities – current portion	1,307	2,266
Customer deposits and deferred service revenue	10,562	14,394
Total current liabilities	67,824	60,517
Lease liabilities, net of current portion	2,868	2,440
Long-term debt	389,192	305,845
Deferred service revenue – noncurrent	5,125	7,597
Other long-term liabilities	14,655	7,405
Total liabilities	479,664	383,804
Shareholders’ equity:
Preferred stock, $.02 par value, 1,000,000 shares authorized, none outstanding	—	—
Common stock, $.02 par value, 58,000,000 shares authorized; 28,589,567 and 28,094,333 shares issued, 27,319,045 and 26,924,397 outstanding at December 31, 2022 and December 31, 2021, respectively	570	562
Additional paid in capital	595,286	640,937
Accumulated deficit	(205,204)	(122,505)
Accumulated other comprehensive loss	(1,365)	(3,704)
Treasury stock, at cost, 1,270,522 and 1,181,449 shares at December 31, 2022 and December 31, 2021, respectively	(14,093)	(10,945)
Total shareholders’ equity	375,194	504,345
Total Liabilities and Shareholders’ Equity	$854,858	$888,149
See accompanying notes to consolidated financial statements

PAR TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2022	2021	2020
Revenues, net:
Hardware	$114,410	$105,014	$73,228
Subscription service	97,499	62,649	31,370
Professional service	50,438	42,688	37,914
Contract	93,448	72,525	71,274
Total revenues, net	355,795	282,876	213,786
Costs of sales:
Hardware	92,224	80,841	58,887
Subscription service	47,424	38,651	20,912
Professional service	40,982	34,575	29,021
Contract	85,872	66,688	65,641
Total cost of sales	266,502	220,755	174,461
Gross margin	89,293	62,121	39,325
Operating expenses:
Selling, general and administrative	101,219	83,998	46,196
Research and development	48,643	34,579	19,252
Amortization of identifiable intangible assets	1,863	1,825	1,163
Adjustment to contingent consideration liability	(4,400)	—	(3,340)
Gain on insurance proceeds	—	(4,400)	—
Total operating expenses	147,325	116,002	63,271
Operating loss	(58,032)	(53,881)	(23,946)
Other (expense) income, net	(1,224)	(1,279)	808
Loss on extinguishment of debt	—	(11,916)	(8,123)
Interest expense, net	(8,811)	(18,147)	(8,287)
Loss before benefit from income taxes	(68,067)	(85,223)	(39,548)
(Provision for) benefit from income taxes	(1,252)	9,424	2,986
Net loss	$(69,319)	$(75,799)	$(36,562)
Net loss per share (basic and diluted)	$(2.55)	$(3.02)	$(1.92)
Weighted average shares outstanding (basic and diluted)	27,152	25,088	19,014
See accompanying notes to consolidated financial statements

PAR TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Net loss	$(69,319)	$(75,799)	$(36,562)
Other comprehensive income (loss), net of applicable tax:
Foreign currency translation adjustments	2,339	232	1,432
Comprehensive loss	$(66,980)	$(75,567)	$(35,130)
See accompanying notes to consolidated financial statements

PAR TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(in thousands)

(in thousands)	Common Stock		Capital in Excess of Par Value	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Shareholders’ Equity
	Shares	Amount				Shares	Amount
Balances at December 31, 2019	18,360	$367	$94,372	$(10,144)	$(5,368)	(1,731)	$(6,380)	$72,847
Issuance of common stock upon the exercise of stock options	47	1	674	—	—	—	—	675
Net issuance of restricted stock awards	29	1	834	—	—	—	—	835
Net issuance of restricted stock units	23	—	—	—	—	—	—	—
Issuance of restricted stock for acquisition	908	18	—	—	—	—	—	18
Stock-based compensation	—	—	4,251	—	—	—	—	4,251
Treasury stock acquired from employees upon vesting or forfeiture of restricted stock	—	—	(143)	—	—	(57)	(1,043)	(1,186)
Equity component of redeemed 2024 convertible notes (net of deferred taxes of $3.0 million)	—	—	(6,808)	—	—	722	2,436	(4,372)
Equity component of issued 2026 convertible notes (net of deferred taxes of $6.2 million and issuance costs of $0.9 million)	—	—	19,060	—	—	—	—	19,060
Proceeds from public share offering, net of issuance costs of $6.0 million)	3,616	72	131,335	—	—	—	—	131,407
Foreign currency translation adjustments	—	—	—	—	1,432	—	—	1,432
Net loss	—	—	—	(36,562)	—	—	—	(36,562)
Balances at December 31, 2020	22,983	$459	$243,575	$(46,706)	$(3,936)	(1,066)	$(4,987)	$188,405
Issuance of common stock upon the exercise of stock options	105	2	1,154	—	—	—	—	1,156
Issuance of common stock, net of issuance costs of $6.8 million	3,335	67	208,105	—	—	—	—	208,172
Net issuance of restricted stock awards	2	—	—	—	—	—	—	—
Net issuance of restricted stock units	176	4	368	—	—	—	—	372
Treasury stock acquired from employees upon vesting or forfeiture of restricted stock	—	—	—	—	—	(115)	(5,958)	(5,958)
Stock-based compensation	—	—	14,615	—	—	—	—	14,615
Issuance of common stock for acquisition	1,493	30	110,189	—	—	—	—	110,219
Equity component of issuance of 2027 convertible notes, net of deferred taxes of $0.7 million and issuance costs of $2.1 million	—	—	62,931	—	—	—	—	62,931
Foreign currency translation adjustments	—	—	—	—	232	—	—	232
Net loss	—	—	—	(75,799)	—	—	—	(75,799)
Balances at December 31, 2021	28,094	$562	$640,937	$(122,505)	$(3,704)	(1,181)	$(10,945)	$504,345
Impact of ASU 2020-06 implementation (refer to "Note 1 - Summary of Significant Accounting Policies")	—	—	(66,656)	(13,380)	—	—	—	(80,036)
Balances at January 1, 2022	28,094	$562	$574,281	$(135,885)	$(3,704)	(1,181)	$(10,945)	$424,309
Issuance of common stock upon the exercise of stock options	133	3	1,283	—	—	—	—	1,286
Net issuance of restricted stock awards and restricted stock units	200	2	(1)	—	—	—	—	1
Issuance of common stock for acquisition	163	3	6,297	—	—	—	—	6,300
Treasury stock acquired from employees upon vesting or forfeiture of restricted stock	—	—	—	—	—	(90)	(3,148)	(3,148)
Stock-based compensation	—	—	13,426	—	—	—	—	13,426
Foreign currency translation adjustments	—	—	—	—	2,339	—	—	2,339
Net loss	—	—	—	(69,319)	—	—	—	(69,319)
Balances at December 31, 2022	28,590	$570	$595,286	$(205,204)	$(1,365)	(1,271)	$(14,093)	$375,194

See accompanying notes to consolidated financial statements

PAR TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net loss	$(69,319)	$(75,799)	$(36,562)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	26,095	21,421	10,097
Accretion of debt in interest expense	1,997	8,725	4,355
Current expected credit losses	1,204	1,290	540
Provision for obsolete inventory	69	103	2,256
Stock-based compensation	13,426	14,615	4,251
Impairment loss	1,301	—	—
Loss on debt extinguishment	—	11,916	8,123
Adjustment to contingent consideration liability	(4,400)	—	(3,340)
Deferred income tax	(373)	(10,417)	(3,229)
Changes in operating assets and liabilities:
Accounts receivable	(11,240)	1,832	(1,532)
Inventories	(2,777)	(13,547)	(4,476)
Other current assets	949	(3,995)	809
Other assets	(5,052)	(4,001)	326
Accounts payable	2,191	4,911	(4,176)
Accrued salaries and benefits	1,361	(270)	5,327
Accrued expenses	1,012	(6,096)	(594)
Customer deposits and deferred service revenue	(5,851)	(1,710)	(3,445)
Customers payable	7,205	—	—
Other long-term liabilities	(868)	(2,134)	1,027
Net cash used in operating activities	(43,070)	(53,156)	(20,243)
Cash flows from investing activities:
Cash paid for acquisition, net of cash acquired	(18,797)	(374,705)	—
Settlement of working capital for acquisition	—	—	191
Capital expenditures	(1,178)	(1,435)	(1,299)
Capitalization of software costs	(6,445)	(6,852)	(7,932)
Purchase of held to maturity investments	(40,290)	—	—
Net cash used in investing activities	(66,710)	(382,992)	(9,040)
Cash flows from financing activities:
Principal payments of long-term debt	(705)	(4,174)	(629)
Payments for the extinguishment of notes payable	—	(183,618)	(66,250)
Proceeds from common stock issuance	—	215,000	131,407
Payments for common stock issuance costs	—	(6,828)	—
Proceeds from debt issuance, net of original issue discount	—	441,385	115,786
Payments for debt issuance costs	—	(13,998)	—
Treasury stock acquired from employees upon vesting or forfeiture of restricted stock	(3,148)	(5,315)	(297)
Proceeds from exercise of stock options	1,286	1,156	675
Net cash (used in) provided by financing activities	(2,567)	443,608	180,692
Effect of exchange rate changes on cash and cash equivalents	1,461	273	1,241
Net (decrease) increase in cash, cash equivalents, and cash held on behalf of customers	(110,886)	7,733	152,650
Cash, cash equivalents, and cash held on behalf of customers at beginning of period	188,419	180,686	28,036
Cash, cash equivalents, and cash held on behalf of customers at end of period	$77,533	$188,419	$180,686
See accompanying notes to consolidated financial statements

PAR TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Reconciliation of cash, cash equivalents, and cash held on behalf of customers
Cash and cash equivalents	$70,328	$188,419	$180,686
Cash held on behalf of customers	7,205	—	—
Total cash, cash equivalents, and cash held on behalf of customers	$77,533	$188,419	$180,686

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$22	$8,383	$4,018
Income taxes	1,285	—	205
Bonus accrual to be paid in common shares	—	—	620
Capitalized software recorded in accounts payable	27	48	316
Capital expenditures in accounts payable	75	26	228
Tax withholding in accrued salaries and benefits related to treasury stock acquired from employees	—	643	—
Common stock issued for acquisition	6,300	110,219	—
See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Summary of Significant Accounting Policies

Nature of business

PAR Technology Corporation (the “Company” or “PAR,” “we,” or “us”), through its consolidated subsidiaries, operates in two segments - the Restaurant/Retail segment and the Government segment. The Restaurant/Retail segment provides leading technology platforms to the restaurant and retail industries. We provide enterprise restaurants, franchisees, and other restaurant outlets in the three major restaurant categories - quick service, fast casual, and table service - with operational efficiencies by offering them a comprehensive suite of subscription services, hardware, and professional services. Our subscription services are grouped into three categories: Guest Engagement, which includes Punchh for customer loyalty and engagement and MENU for omnichannel digital ordering and delivery; Operator Solutions, which includes Brink POS for front-of-house and PAR Pay and PAR Payment Services for payments; and Back Office, which includes Data Central. The Government segment provides technical expertise and development of advanced systems and software solutions for the DoD and other federal agencies, as well as satellite command and control, communication, and IT mission systems at several DoD facilities worldwide. The accompanying consolidated financial statements include the Company's accounts and those of its consolidated wholly owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

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

Business combinations

The Company accounts for business combinations pursuant to ASC Topic 805, Business Combinations, which requires that assets acquired and liabilities assumed be recorded at their respective fair values on the date of acquisition. The fair value of the consideration paid is assigned to the underlying net assets of the acquired business based on their respective fair values. Any excess of the purchase price over the estimated fair values of the net assets acquired is allocated to goodwill. The purchase price allocation process requires the Company to make significant assumptions and estimates in determining purchase price and the fair value of assets acquired and liabilities assumed at the acquisition date. The Company’s assumptions and estimates are subject to refinement and, as a result, during the measurement period, which may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon conclusion of the measurement period, any subsequent fair value adjustments are recorded in the Company’s consolidated statements of operations. The Company’s consolidated financial statements and results of operations reflect an acquired business after the completion of the acquisition.

Contingent consideration

The Company determined the acquisition date fair value of contingent consideration associated with the Data Central Acquisition and MENU Acquisition using Monte-Carlo simulation valuation techniques, with significant inputs that are not observable in the market and thus represents a Level 3 fair value measurement as defined in ASC Topic 820, Fair Value Measurement. This valuation technique is also used to determine current fair value of any contingent consideration. The simulation uses probability distribution for each significant input to produce hundreds or thousands of possible outcomes and the results are analyzed to determine probabilities of different outcomes occurring. Significant increases or decreases to these inputs in isolation would result in a significantly higher or lower liability with a higher liability capped by the contractual maximum of the contingent post-closing revenue focused milestones obligation. Ultimately, the liability will be equivalent to the amount paid, and the difference between the fair value estimate and amount paid will be recorded in earnings. The amount paid that is less than or equal to the liability on the acquisition date is reflected as cash used in financing activities in the Company's consolidated statements of cash flows. Any amount paid in excess of the liability on the acquisition date is reflected as cash used in operating activities.

The Data Central Acquisition resulted in a liability for the contingent consideration recorded in the amount of $3.3 million during 2019. The liability for the contingent consideration was established at the time of the acquisition and is evaluated quarterly based on additional information as it becomes available; any change in the fair value adjustment is recorded in the earnings of that period. During 2020, the Company recorded a $3.3 million adjustment to decrease the fair value of the contingent consideration related to the Data Central Acquisition to zero as of December 31, 2020. No additional adjustments were made by the Company during 2021.

The MENU Acquisition resulted in an initial liability for the contingent consideration recorded in the amount of $14.2 million during the third quarter of 2022. The liability for the contingent consideration was established at the time of the acquisition and is evaluated quarterly based on additional information as it becomes available; any change in the fair value adjustment is recorded in the earnings of that period. During the fourth quarter of 2022, the Company recorded a $4.4 million adjustment to decrease the fair value of the contingent consideration liability related to the MENU Acquisition to $9.8 million as of December 31, 2022.

Revenue and Cost of Sales Presentation Changes

Beginning with this Annual Report, we have retroactively split our "Service" financial statement line items ("FSLIs"), presented in the consolidated statements of operations under "Revenues, net" and "Cost of sales", into two FSLIs, "Subscription Service" and "Professional Service", to provide clearer insight into these operationally and economically different revenue streams in light of recent acquisitions. This split did not change historical revenue or cost of sales previously reported. We also renamed our "Product" FSLI, presented in the consolidated statements of operations under "Revenue, net" and "Cost of sales", to "Hardware", to better describe this revenue stream.

Revenue recognition policy

Refer to “Note 3 – Revenue Recognition” for revenue recognition policy and disclosures.

Warranty provisions

Warranty provisions for hardware warranties are recorded in the period in which the Company becomes obligated to honor the warranty, which generally is the period in which the related hardware revenue is recognized. The Company accrues warranty reserves based upon historical factors such as labor rates, average repair time, travel time, number of service calls per machine and cost of replacement parts. When a sale is consummated, a warranty reserve is recorded based upon the estimated cost to provide the service over the warranty period which can range from 12 to 36 months and cost of replacement parts.

Activity related to warranty claims are as follows:

	December 31, 2022	December 31, 2021
(in thousands)
Beginning balance	$762	$994
Adjustments to reserve	184	(10)
Warranty claims settled	(224)	(222)
Ending balance	$722	$762

Cash, cash equivalents, and cash held on behalf of customers

The Company considers all highly liquid investments, purchased with a remaining maturity of three months or less, to be cash equivalents, including money market funds. Cash held on behalf of customers represents an asset arising from our payment processing services that is restricted for the purpose of satisfying obligations to remit funds to various merchants.

The Company maintained bank balances that, at times, exceeded the federally insured limit during the years ended December 31, 2022 and 2021. The Company has not experienced losses relating to these deposits and management does not believe that the Company is exposed to any significant credit risk with respect to these amounts.

Cash, cash equivalents, and cash held on behalf of customers consist of the following:

(in thousands)	December 31, 2022	December 31, 2021
Cash and cash equivalents
Cash	$18,856	$69,249
Money market funds	51,472	119,170
Cash held on behalf of customers	7,205	0
Total cash, cash equivalents, and cash held on behalf of customers	$77,533	$188,419

Short-Term Investments

Short-term investments include held-to-maturity investment securities consisting of investment-grade interest bearing instruments, primarily treasury bills and notes, which are stated at amortized cost. The Company does not intend to sell these investment securities and the contractual maturities are not greater than 12 months. The Company did not record any material gains or losses on these securities during the year ended December 31, 2022 . The estimated fair value of these securities approximated their carrying value as of December 31, 2022.

The carrying value of investment securities consist of the following:

(in thousands)	December 31, 2022	December 31, 2021
Short-term investments
Treasury Bills & Notes	$40,290	$—
Total Short-term Investments	$40,290	$—

Accounts receivable – current expected credit losses

The Company maintains a provision for accounts receivables that it does not expect to collect. In accordance with ASC Topic 326 Financial Instruments - Credit Losses, the Company accrues its estimated losses from uncollectible accounts receivable to the provision based upon recent historical experience, the length of time the receivable has been outstanding, other specific information as it becomes available, and reasonable and supportable forecasts not already reflected in the historical loss information. Provisions for current expected credit losses are charged to current operating expenses. Actual losses are charged against the provision when incurred.

Inventories

The Company’s inventories are valued at the lower of cost and net realizable value, with cost determined using the weighted average cost method. The Company uses certain estimates and judgments and considers several factors including hardware demand, changes in customer requirements and changes in technology to provide for excess and obsolescence reserves to properly value inventory.

Property, plant and equipment

Property, plant and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets, which range from three to forty years. Expenditures for maintenance and repairs are expensed as incurred.

Other assets

Other assets consists of cash surrender value of life insurance related to the Company’s deferred compensation plan eligible to certain employees. The funded balance is reviewed on an annual basis. The balance of the life insurance policy was $3.2 million and $3.7 million at December 31, 2022 and December 31, 2021, respectively.

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

Other liabilities

Other liabilities represent amounts owed to employees that participate in the Company’s deferred compensation plan, the Company's repayment obligations associated with deferred payroll taxes under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), and contingent consideration recognized in conjunction with the MENU Acquisition (refer to "Note 2 - Acquisitions" for additional information).

Amounts owed to employees participating in the deferred compensation plan were $1.7 million and $2.4 million at December 31, 2022, and December 31, 2021, respectively.

Under the CARES Act employers were permitted to defer payment of the employer portion of social security taxes through the end of 2020, with 50% of the deferred amount due December 31, 2021 and the remaining 50% due December 31, 2022. The Company deferred payment of $3.8 million of employer portion of social security taxes through the end of 2020. The Company paid $1.9 million in December 2021 and $1.9 million in December 2022. Deferred payroll taxes were zero and $1.9 million at December 31, 2022, and December 31, 2021, respectively, and were included within accrued salaries and benefits and on the consolidated balance sheet.

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

Identifiable intangible assets

The Company's identifiable intangible assets represent intangible assets acquired in the acquisition of Brink Software, Inc. in 2014, the acquisition of 3M Company's Drive-Thru Communications Systems in 2019, the Data Central Acquisition, the Punchh Acquisition, the MENU Acquisition, and software development costs.

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

Included in identifiable intangible assets are approximately $2.1 million and $3.4 million of costs related to software products that have not satisfied the general release threshold as of December 31, 2022 and December 31, 2021, respectively. These software products will be ready for their intended use within the next 12 months. Software costs placed into service during the years ended December 31, 2022 and 2021 were $6.5 million and $9.3 million, respectively. Annual amortization charged to cost of sales is computed using the straight-line method over the remaining estimated economic life of the product, generally three years.

Amortization expense for acquired developed technology and internally developed software was broken out as follows:

(in thousands)	2022	2021	2020
Amortization of acquired developed technology	$15,307	$11,978	$3,457
Amortization of internally developed software	6,737	5,411	3,269

The components of identifiable intangible assets are:

	December 31,
(in thousands)	2022	2021	Estimated Useful Life	Weighted-Average Amortization Period
Acquired developed technology	$119,800	$109,100	3 - 7 years	4.75 years
Internally developed software costs	32,274	25,735	3 years	2.50 years
Customer relationships	12,360	12,360	7 years	4.33 years
Trade names	1,410	1,410	2 - 5 years	2.00 years
Non-competition agreements	30	30	1 year	1.00 year
	165,874	148,635
Impact of currency translation on intangible assets	304	—
Less: accumulated amortization	(63,386)	(39,479)
	$102,792	$109,156
Internally developed software costs not meeting general release threshold	2,105	3,407
Trademarks, trade names (non-amortizable)	6,200	6,200	Indefinite
	$111,097	$118,763

The expected future amortization of intangible assets, assuming straight-line amortization of capitalized software development costs and acquisition related intangibles, excluding software costs not meeting the general release threshold, is as follows (in thousands):

2023	$23,368
2024	21,323
2025	19,550
2026	17,737
2027	14,730
Thereafter	6,084
Total	$102,792

The Company tested its indefinite lived intangible assets for impairment during the fourth quarter of the years ended December 31, 2022 and December 31, 2021. To value indefinite lived intangible assets, the Company utilizes the relief from royalty method to estimate the fair values of trade names. There was zero impairment to indefinite lived intangible assets in the years ended December 31, 2022 and 2021.

Amortization expense for identifiable intangible assets was allocated as follows:

(in thousands)	2022	2021	2020
Amortization of identifiable intangible assets recorded in cost of sales	$22,044	$17,389	$6,726
Amortization expense recorded in operating expense	1,863	1,825	1,150
Impact of currency translation on intangible assets	(304)	—	—

Stock-based compensation

The Company measures and records compensation expense for all stock-based compensation to employees, including awards of employee stock options, restricted stock awards and restricted stock units (both time and performance vesting), in the financial statements as compensation cost over the applicable vesting periods using a straight-line expense recognition method, based on their fair value on the date of grant. The fair value of stock-based awards is determined by using the Black-Scholes option valuation model for option awards and closing price on the date of grant for restricted stock awards and restricted stock units. The Black-Scholes valuation model incorporates assumptions as to the fair value of stock price, volatility, the expected life of options or awards, a risk-free interest rate and dividend yield. In valuing stock options, significant judgment is required in determining the expected volatility of the Company's common stock and the expected life that individuals will hold their stock options prior to exercising. Expected volatility is based on the historical and implied volatility of the Company's common stock. The expected life of stock options is derived from the historical actual term of stock option grants and an estimate of future exercises during the remaining contractual period of the stock option. While volatility and estimated life are assumptions that do not bear the risk of change subsequent to the grant date of stock options, these assumptions may be difficult to measure, as they represent future expectations based on historical experience. Further, expected volatility and the expected life of stock options may change in the future, which could substantially change the grant-date fair value of future awards and, ultimately, the expense the Company records. The Company elects to account for forfeitures based on recognition in the reporting period incurred. Compensation expense for awards with performance conditions is reassessed each reporting period and recognized based upon the probability that the performance targets will be achieved.

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

Net loss per share

Net loss per share is calculated in accordance with ASC Topic 260: Earnings per Share, which specifies the computation, presentation and disclosure requirements for earnings per shares (“EPS”). It requires the presentation of basic and diluted EPS. Basic EPS excludes all dilution and is based upon the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the potential dilution that would occur if convertible securities or other contracts to issue common stock were exercised. At December 31, 2022, there were 1,029,417 anti-dilutive stock options outstanding compared to 1,305,881 as of December 31, 2021 and 956,627 as of December 31, 2020. At December 31, 2022 there were 512,416 anti-dilutive restricted stock units compared to 418,084 and 426,632 as of December 31, 2021 and December 31, 2020, respectively. Due to their anti-dilutive nature, the potential effects of the 2024 Notes, 2026 Notes, and the 2027 Notes conversion features (refer to “Note 8 – Debt” for additional information) were excluded from the diluted net loss per share calculation as of December 31, 2022, December 31, 2021 and December 31, 2020. Potential shares resulting from 2024 Notes, 2026 Notes, and 2027 Notes conversion features at respective maximum conversion rates of 46.4037 per share 30.8356 per share, and 17.8571 per share are approximately 638,051, 3,700,272 and 4,732,132, respectively.

The following is a reconciliation of the weighted average shares outstanding for the basic and diluted loss per share computations:

	December 31,
(in thousands, except per share data)	2022	2021	2020
Net loss	$(69,319)	$(75,799)	$(36,562)

Basic:
Weighted average common shares	27,152	25,088	19,014
Loss per common share, basic	$(2.55)	$(3.02)	$(1.92)

Diluted:
Weighted average common shares	27,152	25,088	19,014
Loss per common share, diluted	$(2.55)	$(3.02)	$(1.92)

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

The Company conducted its annual goodwill impairment test during the fourth quarter of 2022 and determined that the fair value for each of the reporting units significantly exceeded its respective carrying value. As such, goodwill was not impaired. No impairment charge was recorded in any of the periods presented in the accompanying consolidated financial statements.

The following table presents the goodwill activities for the periods presented:

(in thousands)
Beginning balance - December 31, 2020	$41,214
Punchh Acquisition	417,559
ASC 805 measurement period adjustment	(1,467)
Balance - December 31, 2021	457,306
Q1 2022 Acquisition	1,212
MENU Acquisition	28,495
Punchh Acquisition ASC 805 measurement period adjustment	(1,085)
Foreign currency translation	834
Ending balance - December 31, 2022	$486,762
Refer to "Note 2 - Acquisitions" for additional information on goodwill recognized in acquisitions

Impairment of long-lived assets

The Company evaluates the accounting and reporting for the impairment of long-lived assets in accordance with the reporting requirements of ASC Topic 360-10, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company will recognize impairment of long-lived assets or asset groups if the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to such assets. If the carrying value of a long-lived asset or asset group is considered impaired, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset or asset group for assets to be held and used, or the amount by which the carrying value exceeds the fair market value less cost to sell for assets to be sold. In the year ending December 31, 2022, the Restaurant/Retail segment recorded an impairment loss of $1.3 million on internally developed software costs not meeting the general release threshold as a result of acquiring go-to-market software in the MENU Acquisition; the impairment loss is presented within research and development expense in the consolidated statement of operations. No impairment was recorded in the years ended December 31, 2021 and 2020.

Related Party Transactions

During the years ended December 31, 2022, 2021, and 2020, Act III Management LLC (“Act III Management”), a service company to the restaurant, hospitality, and entertainment industries, provided software development and restaurant technology consulting services to the Company pursuant to a master development agreement; and, Act III Management may provide such services to the Company in the future. Additionally, during the year ended December 31, 2022, the Company entered into a strategic advisor agreement with Act III Management, pursuant to which, Ronald Shaich, the sole member of Act III Management, serves as a strategic advisor to the Company's Board of Directors. Keith Pascal, a director of the Company, is an employee of Act III Management and serves as its vice president and secretary. Mr. Pascal does not have an ownership interest in Act III Management.

As of December 31, 2022 and 2021, the Company had zero accounts payable owed to Act III Management. During the years ended December 31, 2022 and 2021, the Company paid Act III Management $0.6 million and $1.3 million, respectively, in consideration for services performed under the master development agreement.

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

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, ASU 2019-12 which is intended to simplify various requirements related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and clarifies and amends existing guidance to improve consistent application. The Company adopted ASU 2019-12 effective January 1, 2021. In the year ended December 31, 2021, application of the standard to the Company's September 2021 convertible note offering, the 2027 Notes, resulted in classification to shareholders' equity of a $14.9 million partial release of the Company's deferred tax asset valuation adjustment. Refer to “Note 8 – Debt” for additional information.

Accounting Pronouncements Not Yet Adopted

With the exception of the standards discussed above, there were no other recent accounting pronouncements or changes in accounting pronouncements during the year ended December 31, 2022 that are of significance or potential significance to the Company.

Note 2 — Acquisitions

MENU Acquisition - 2022

During the three months ended September 30, 2022, ParTech, Inc. ("ParTech") acquired 100% of the stock of MENU Technologies AG, a restaurant technology company offering fully integrated omnichannel ordering solutions to restaurants worldwide, for purchase consideration of approximately $18.4 million paid in cash and $6.3 million paid in shares of Company common stock. 162,917 shares of common stock were issued as purchase consideration, determined using a fair value share price of $38.67. In addition, the sellers have the opportunity to earn additional cash and Company common stock consideration over an earn-out period ending July 31, 2024, primarily based on MENU's future SaaS annual recurring revenues. The fair value of the earn-out was determined to be $14.2 million at the time of acquisition. As of December 31, 2022, the Company determined the fair value of the MENU earn-out to be $9.8 million (refer to "Note 15 - Fair Value of Financial Instruments" for a roll-forward of the earn-out).

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

The Company determined the acquisition date fair value of contingent consideration associated with the MENU earn-out using a Monte Carlo simulation of a discounted cash flow model, with significant inputs that are not observable in the market and thus represents a Level 3 fair value measurement as defined in ASC 820, Fair Value Measurement; refer to "Note 15 - Fair Value of Financial Instruments".

The estimated fair value of acquired developed technology was determined utilizing the “multi-period excess earnings method”, which is predicated upon the calculation of the net present value of after-tax net cash flows respectively attributable to each asset. The acquired developed technology asset is being amortized on a straight-line basis over its estimated useful life of seven years.

Consideration paid in cash on the date of acquisition included $3.0 million deposited into an escrow account administered by a third party, to be held for up to 18-months following the date of acquisition, to fund potential post-closing adjustments and obligations.

The Company incurred acquisition expenses related to its acquisition of MENU of approximately $1.1 million.

The Company has not presented combined pro forma financial information of the Company and MENU because the results of operations of the acquired business are considered immaterial.

Q1 2022 Acquisition

During the three months ended March 31, 2022, ParTech acquired substantially all the assets and liabilities of a privately held restaurant technology company. The transaction was accounted for as a business combination in accordance with ASC Topic 805, Business Combinations, resulting in an increase to goodwill of $1.2 million. The Company determined that the preliminary fair values of all other assets acquired and liabilities assumed relating to the transaction did not materially affect the Company's financial condition; this determination included the preliminary valuations of identified intangible assets. The preliminary fair value determinations were based on management's best estimates and assumptions, and through the use of independent valuation and tax consultants. Identified preliminary fair values are subject to measurement period adjustments within the permitted measurement period (up to one year from the acquisition date) as independent consultants finalize their procedures. The Company considers the results of operations of the acquired business to be immaterial and therefore has not presented combined pro forma financial information.

During the fourth quarter of 2022, the fair values of assets and liabilities as of the acquisition date were finalized to reflect final acquisition valuation analysis procedures, resulting in no adjustments from the preliminary fair value determinations.

Punchh Acquisition - 2021

On April 8, 2021 (the “Closing Date”), the Company, ParTech, Inc., and Sliver Merger Sub, Inc., a wholly owned subsidiary of ParTech, Inc. (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Punchh Inc. (“Punchh”), and Fortis Advisors LLC, solely in its capacity as the initial Shareholder Representative. Pursuant to the Merger Agreement, on April 8, 2021, Merger Sub merged with and into Punchh (the “Merger”), with Punchh surviving the Merger and becoming a wholly owned subsidiary of the Company. Punchh is a leader in SaaS-based customer loyalty and engagement solutions.

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

In connection with, and to partially fund the Cash Consideration for, the Merger, on April 8, 2021, the Company, together with certain of its U.S. Subsidiaries, as guarantors, entered into a credit agreement with the lenders party thereto, and Owl Rock First Lien Master Fund, L.P., as administrative agent and collateral agent (the “Owl Rock Credit Agreement”), that provided for a term loan in an initial aggregate principal amount of $180.0 million (the “Owl Rock Term Loan”); and (ii) securities purchase agreements (the “Purchase Agreements”) with each of PAR Act III, LLC (“Act III”), and certain funds and accounts advised by T. Rowe Price Associates, Inc., acting as investment adviser (such funds and accounts being collectively referred to herein as “TRP”), to raise approximately $160.0 million through a private placement of the Company's common stock. The Company also issued to Act III a warrant to purchase 500,000 shares of common stock with an exercise price of $76.50 and a five year exercise period (the “Warrant”). In connection with the Company's September 2021 public offering of its common stock, as a result of anti-dilution provisions of the Warrant, an additional 3,975 shares of common stock are available for purchase under the Warrant, at an exercise price of $75.90 per share. Refer to “Note 9 – Common Stock” for additional information about the offering.

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

During the year ended December 31, 2021, the preliminary fair values of assets and liabilities as of April 8, 2021 were adjusted to reflect the ongoing acquisition valuation analysis procedures and agreed upon net working capital adjustments. These adjustments included a $3.5 million reduction of Cash Consideration paid due to the release from escrow accounts. Additionally, the fair value of Equity Consideration increased $1.6 million as a result of the finalization of the number of fully vested options granted as replacement awards for fully vested unexercised awards assumed in connection with the Merger. Further, the fair value of developed technology was reduced by $3.6 million to reflect changes in the underlying fair value assumptions. The related change to amortization expense was not material to the results for the year. The reduction to developed technology, along with identified increases to Punchh acquisition related tax deductible temporary differences, resulted in a $3.1 million reduction to the preliminary net deferred tax liability recorded in purchase accounting. These adjustments resulted in a combined reduction to goodwill of $1.5 million during the year ended December 31, 2021.

During the first quarter of 2022, the fair values of assets and liabilities as of April 8, 2021 were finalized to reflect final acquisition valuation analysis procedures. These adjustments included a $0.8 million reduction of deferred revenue and $0.3 million of other adjustments, resulting in a reduction to goodwill of $1.1 million. Indemnification assets and liabilities were reduced by $0.1 million, with $2.1 million remaining in escrow.

The following table presents management's final purchase price allocation for the Punchh Acquisition:

(in thousands)	Purchase price allocation
Cash	$22,714
Accounts receivable	10,214
Property and equipment	592
Lease right-of-use assets	2,473
Developed technology	84,600
Customer relationships	7,500
Trade name	5,800
Indemnification assets	2,109
Prepaid and other acquired assets	2,764
Goodwill	415,055
Total assets	$553,821
Accounts payable and accrued expenses	15,617
Deferred revenue	10,298
Loan payables	3,508
Lease liabilities	2,787
Indemnification liabilities	2,109
Deferred taxes	11,794
Consideration paid	$507,708

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

Deferred Revenue

Deferred revenue acquired in the Punchh Acquisition was fair valued to determined allocation of consideration transferred to assume the liability. The preliminary fair value was determined utilizing the “bottom-up” approach, which is a form of the income approach that measures liability as the direct, incremental costs to fulfill the legal obligation, plus a reasonable profit margin for the services being delivered.

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

The following table summarizes the Company's unaudited pro forma results of operations:

	Year Ended December 31,
(in thousands)	2021	2020
Total revenue	$291,596	$241,015
Net loss	(79,079)	(49,370)
The unaudited pro forma results presented above are for illustrative purposes only and do not reflect the realization of actual cost savings or any related integration costs. The unaudited pro forma results do not purport to be indicative of the results that would have been obtained, or to be a projection of results that may be obtained in the future. $3.6 million of acquisition related costs have been reflected in the 2020 pro forma results.

Note 3 - Revenue Recognition

Restaurant/Retail

The Company's revenue in the Restaurant/Retail segment is derived from three types of revenue: hardware sales, subscription services, and professional services. ASC Topic 606: Revenue from Contracts with Customers requires the Company to distinguish and measure performance obligations under customer contracts. Contract consideration is allocated to all performance obligations within the arrangement or contract. Performance obligations that are determined not to be distinct are combined with other performance obligations until the combined unit is determined to be distinct and that combined unit is then recognized as revenue over time or at a point in time depending on when control is transferred. The Company evaluated the potential performance obligations within its Restaurant/Retail segment and evaluated whether each performance obligation met the ASC Topic 606 criteria to be considered a distinct performance obligation.

Amounts invoiced in excess of revenue recognized represent deferred revenue. Contracts typically require payment within 30 to 90 days from the shipping date or installation date, depending on the Company's terms with the customer. The primary method used to estimate a stand-alone selling price, is the price that the Company charges for the particular good or service sold by the Company separately under similar circumstances to similar customers. The Company determines stand-alone selling prices for hardware and subscription services based on the price at which the Company sells the particular good or service separately in similar circumstances and to similar customers. The Company determines stand-alone selling prices for professional services by using an expected cost plus margin.

Hardware

Hardware revenue consists of hardware product sales and is recognized as a point in time revenue. Revenue on these items are recognized when the customer obtains control of the asset in accordance with the terms of sale. This generally occurs upon delivery, upon installation, or upon delivery to a third-party carrier for onward delivery to customer. We accept returns for hardware sales and recognize them at the time of sale as a reduction to revenue based on historical experience.

Subscription Service

Our subscription services consist of revenue from our SaaS solutions, related software support, and transaction-based payment processing services.

SaaS solutions

SaaS solution revenues consist of subscription fees from customers for access to our SaaS solutions and third party SaaS solutions and are recognized ratably over the contract period, commencing when the subscription service is made available to the customer, as the customer simultaneously receives and consumes the benefits of the Company’s performance obligations. Our contracts with customers are generally for a period ranging from 12 to 36 months. We determined we are the principal in transferring these services to the customer and recognize revenue on a gross basis. We control the services being provided to our customer, are responsible for fulfillment of the promise in our contract with the customer, and have discretion in setting the price with our customer.

Software support

Software support revenues includes fees from customers from the sales of varying levels of basic support services which are “stand-ready obligations” satisfied over time on the basis that the customer consumes and receives a benefit from having access to the Company's support resources, when and as needed, throughout the contract term, which is generally 12 months. For this reason, the basic support services are recognized ratably over the contract term since the Company satisfies its obligation to stand ready by performing these services each day.

Transaction-based payment processing

Transaction-based payment processing revenues includes transaction-based payment processing services for customers which are charged a transaction fee for payment processing. This transaction fee is generally calculated as a percentage of the total transaction amount processed plus a fixed per transaction fee. We satisfy our payment processing performance obligations and recognize the transaction fees as revenue net of refunds and reversals initiated by the restaurant upon authorization by the issuing bank and submission for processing. We allocate all variable fees earned from transaction-based revenue to this performance obligation on the basis that is is consistent with the ASC 606 allocation objectives.

Our transaction-based payment processing contracts are primarily layered rate contracts. In layered rate contracts, we pass through the costs of interchange and card assessment and network fees to our customers, which are recorded as a reduction to revenue, and we incur processing fees, which are recorded as cost of sales. For layered rate contracts, we have concluded we are generally the principal in the performance obligation to process payments because we control the payment processing services before the customer receives them, perform authorization and fraud check procedures prior to submitting transactions for processing in the payment network, have sole discretion over which third-party acquiring payment processors we will use and are ultimately responsible to the customers for amounts owed if those acquiring payment processors do not fulfill their obligations. We generally have full discretion in setting processing prices charged to the customers. Additionally, we are obligated to comply with certain payment card network operating rules and contractual obligations under the terms of out registration as a payment facilitator and as a master merchant under our third-party acquiring payment processor agreements which make us liable for the costs of processing the transactions for our customers and chargebacks and other financial losses if such amounts cannot be recovered from the restaurant. However, specifically as it relates to the costs of interchange and card assessment and network fees, we have concluded we are the agent because we do not control pricing for these services and the costs are passed through to our customers.

Professional Service

Professional service revenue consists of revenues from hardware support, installations, implementations, and other professional services.

Hardware support

Hardware support revenues consists of fees from customers from the Company's Advanced Exchange overnight hardware replacement program, on-site support and extended warranty repair service programs and are all “stand-ready obligations” satisfied over time on the basis that the customer consumes and receives a benefit from having access to the Company's support resources, when and as needed, throughout the contract term, which is generally 12 months. For this reason, the support services are recognized ratably over the contract term since the Company satisfies its obligation to stand ready by performing these services each day.

Installations

Installation revenue is recognized point in time. Installation revenue is recognized when installation is complete and the customer obtains control of the related asset. The Company offers installation services to its customers for hardware and software for which the Company primarily hires third-party contractors to install the equipment on the Company's behalf. The Company pays third-party contractors an installation service fee based on an hourly rate agreed to by the Company and contractor. When third-party installers are used, the Company determines whether the nature of its performance obligations is to provide the specified goods or services itself (principal) or to arrange for a third-party to provide the goods or services (agent). In the Company's customer arrangements, the Company is primarily responsible for providing a good or service, has inventory risk before the good or service is transferred to the customer, and has discretion in establishing prices; as a result, the Company has concluded that it is the principal in the arrangement and records installation revenue on a gross basis.

Implementations

Implementation revenue includes set-up and activation fees from customers to implement our SaaS solutions. We have concluded that this service does not represent a stand-alone performance obligation and is instead tied to the performance obligation to provide the subscription service. As such, we defer and amortize related revenues and costs over the life of the contract, commencing when the subscription service is made available to the customer.

Other professional services

Other professional service revenue includes hardware repairs and maintenance not covered under hardware support, business process mapping, training, and other ad hoc professional services sold separately. Other professional service revenue is recognized point in time upon the completion of the service.

Government

PAR’s Government segment provides technical expertise and development of advanced systems and software solutions for the U.S. Department of Defense, the intelligence community and other federal agencies. Additionally, we provide support services for satellite command and control, communication, and information technology systems at several DoD facilities worldwide. The Government segment has three principal contract offerings: intelligence, surveillance, and reconnaissance solutions, mission systems operations and maintenance, and commercial software products for use in analytic and operational environments that leverage geospatial intelligence data.

The Company's revenue in the Government segment is recognized over time as control is generally transferred continuously to its customers, with the exception of certain commercial software products that are transferred point in time when control transfers. Revenue generated by the Government segment is predominantly related to services; provided, however, revenue is also generated through the sale of materials, software, hardware, and maintenance. For the Government segment cost plus fixed fee contract portfolio, revenue is recognized over time using costs incurred to date to measure progress toward satisfying the Company's performance obligations. Incurred cost represents work performed, which corresponds with, and thereby best depicts, the transfer of control to the customer. Contract costs include labor, material, overhead and general and administrative expenses. Profit is recognized on the fixed fee portion of the contract as costs are incurred and invoiced. Long-term fixed price contracts involve the use of judgment to estimate the total contract revenue and costs. For long-term fixed price contracts, the Company estimates the profit on a contract as the difference between the total estimated revenue and expected costs to complete the contract, and recognize that profit over the life of the contract. Contract estimates are based on various assumptions to project the outcome of future events. These assumptions include: labor productivity and availability; the complexity of the work to be performed; and the performance of subcontractors. Revenue and profit in future periods of contract performance are recognized using the aforesaid assumptions, and adjusting the estimate of costs to complete a contract. Once the services provided are determined to be distinct or not distinct, the Company evaluates how to allocate the transaction price. Generally, the Government segment does not sell the same good or service to similar customers and the contract performance obligations are unique to each government solicitation. The performance obligations are typically not distinct. In cases where there are distinct performance obligations, the transaction price would be allocated to each performance obligation on a ratable basis based upon the stand-alone selling price of each performance obligation. Cost plus margin is used for the cost plus fixed fee contract portfolios as well as the fixed price and time and materials contracts portfolios to determine the stand-alone selling price.

In the Government segment, when determining revenue recognition, the Company analyzes whether its performance obligations under Government contracts are satisfied over a period of time or at a point in time. In general, the Company's performance obligations are satisfied over a period of time; however, there may be circumstances where the latter or both scenarios could apply to a contract.

The Company usually expects payment within 30 to 90 days from the date of service, depending on its terms with the customer. None of its contracts as of December 31, 2022 or December 31, 2021 contained a significant financing component.

Performance Obligations Outstanding

The Company's performance obligations outstanding represent the transaction price of firm, non-cancellable orders, with expected delivery dates to customers subsequent to December 31, 2022, for which work has not yet been performed. The aggregate uncompleted performance obligations attributable to each of the Company's reporting segments is as follows:

	December 31, 2022		December 31, 2021
(in thousands)	Current under one year	Non-current over one year	Current under one year	Non-current over one year
Restaurant/Retail	$8,459	$5,125	$12,449	$7,597
Government	—	—	—	—
Total	$8,459	$5,125	$12,449	$7,597

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

Remaining Performance Obligations

Deferred revenue is recorded when cash payments are received or due in advance of revenue recognition from software licenses, professional services, and maintenance agreements. The timing of revenue recognition may differ from when customers are invoiced. The changes in deferred revenue, inclusive of both current and long-term, are as follows:

(in thousands)	2022	2021
Beginning balance - January 1	$20,046	$11,082
Acquired deferred revenue (refer to "Note 2 - Acquisitions")	443	11,125
Recognition of deferred revenue	(37,690)	(19,229)
Deferral of revenue	30,785	17,068
Ending balance - December 31	$13,584	$20,046

The above table excludes customer deposits of $2.1 million and $1.9 million as of December 31, 2022 and 2021, respectively. The majority of the deferred revenue balances above relate to professional services, maintenance agreements, and software licenses. These are recognized straight-line over the life of the contract, with the majority of the balance being recognized within the next 12 months.

In the Restaurant/Retail segment most remaining performance obligations relate to service and support contracts, approximately 62% of which the Company expects to fulfill within one year. The Company expects to fulfill 100% of support and service contracts within 60 months. At December 31, 2022 and 2021, transaction prices allocated to future performance obligations were $13.6 million and $20.0 million, respectively.

During the years ended December 31, 2022 and 2021, the Company recognized revenue included in contract liabilities at the beginning of each respective period of $13.8 million and $8.0 million.

In the Government segment, the value of existing contracts at December 31, 2022, net of amounts relating to work performed to that date, was approximately $333.9 million, of which $86.5 million was funded. The value of existing contracts at December 31, 2021, net of amounts relating to work performed to that date, was approximately $195.3 million, of which $38.6 million was funded. Funded amounts represent committed funds under contract by government agencies and prime contractors. Of the December 31, 2022 contract backlog, contract revenue is expected to be recognized over time as follows:

(in thousands)
Next 12 months	$77,832
Months 13-24	81,824
Months 25-36	157,459
Thereafter	16,824
Total	$333,939

Disaggregated Revenue

The Company disaggregates revenue from contracts with customers by major product line for each of its reporting segments because the Company believes it best depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.

Disaggregated revenue is as follows:

	Year Ended December 31, 2022
(in thousands)	Restaurant/Retail Point in Time	Restaurant/Retail Over Time	Government Point in Time	Government Over Time
Hardware	$114,410	$—	$—	$—
Subscription service	—	97,499	—	—
Professional service	20,937	29,501	—	—
Mission systems	—	—	—	35,458
Intelligence, surveillance, and reconnaissance solutions	—	—	—	56,141
Commercial software	—	—	1,132	717
Total	$135,347	$127,000	$1,132	$92,316

	Year Ended December 31, 2021
(in thousands)	Restaurant/Retail Point in Time	Restaurant/Retail Over Time	Government Point in Time	Government Over Time
Hardware	$105,014	$—	$—	$—
Subscription service	—	62,649	—	—
Professional service	18,166	24,522	—	—
Mission systems	—	—	—	38,311
Intelligence, surveillance, and reconnaissance solutions	—	—	—	33,188
Commercial software	—	—	505	521
Total	$123,180	$87,171	$505	$72,020

	Year Ended December 31, 2020
(in thousands)	Restaurant/Retail Point in Time	Restaurant/Retail Over Time	Government Point in Time	Government Over Time
Hardware	$73,228	$—	$—	$—
Subscription service	—	31,370	—	—
Professional service	15,992	21,922	—	—
Mission systems	—	—	—	37,448
Intelligence, surveillance, and reconnaissance solutions	—	—	—	32,947
Commercial software	—	—	686	193
Total	$89,220	$53,292	$686	$70,588

For the years ended December 31, 2021 and 2020, the hardware category was revised to conform with our current period presentation which, for the Restaurant/Retail segment, now aligns with the financial statement line item presentation in our consolidated statements of operations.

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

Note 4 — Leases

A significant portion of the Company's operating lease portfolio includes office space, research and development facilities, IT equipment, and automobiles. The Company's leases have remaining lease terms of one to nine years. Substantially all lease expense is presented within SG&A in the consolidated statements of operations and is as follows:

(in thousands)	Year Ended December 31,
	2022	2021	2020
Total lease expense	$2,415	$2,350	$1,358

Supplemental cash flow information related to leases is as follows:

	December 31,
(in thousands)	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from leases	$2,293	$2,322
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,597	$3,250

Supplemental balance sheet information related to leases is as follows:

	December 31,
(in thousands)	2022	2021
Operating leases
Total lease right-of-use assets	$4,061	$4,348

Lease liabilities - current portion	$1,307	$2,266
Lease liabilities - net of current portion	2,868	2,440
Total lease liabilities	$4,175	$4,706

Weighted-average remaining lease term	4.5 years	2.7 years
Weighted-average discount rate	4.0%	4.0%

The following table summarizes future lease payments for operating leases at December 31, 2022:

(in thousands)	Operating leases
2023	$1,542
2024	864
2025	741
2026	301
2027	180
Thereafter	727
Total lease payments	4,355
Less: portion representing imputed interest	(180)
Total	$4,175

Note 5 — Accounts Receivable, Net

The Company's net accounts receivables consist of:

(in thousands)	2022	2021
Government segment	$17,320	$11,667
Restaurant/Retail segment	42,640	38,311
Accounts receivable - net	$59,960	$49,978

At December 31, 2022 and 2021, the Company had current, expected credit loss of $2.1 million and $1.3 million, respectively, against accounts receivable for the Restaurant/Retail segment. The following table presents changes in the current expected credit loss during the years ended December 31:

(in thousands)	2022	2021
Beginning balance - January 1	$1,306	$1,416
Provisions	1,204	1,290
Write-offs	(376)	(1,386)
Recoveries	—	(14)
Ending balance - December 31	$2,134	$1,306

Receivables recorded as of December 31, 2022 and 2021 all represent unconditional rights to payments from customers.

Note 6 — Inventories, Net

Inventories are used in the manufacture and service of Restaurant/Retail hardware products. The components of inventory, net consist of the following:

	December 31,
(in thousands)	2022	2021
Finished goods	$21,998	$17,528
Work in process	383	688
Component parts	13,749	14,880
Service parts	1,464	1,982
	$37,594	$35,078

At December 31, 2022 and 2021, the Company had excess and obsolescence reserves of $10.9 million and $10.8 million, respectively, against inventories.

Note 7 — Property, Plant and Equipment, Net

The components of property, plant and equipment, net, are:

	December 31,
(in thousands)	2022	2021
Land	$199	$199
Building and improvements	8,176	7,822
Rental property	2,749	2,749
Software	12,393	12,100
Furniture and equipment	13,902	12,816
Construction in process	181	170
	37,600	35,856
Less accumulated depreciation	(24,639)	(22,147)
	$12,961	$13,709

The estimated useful lives of buildings and improvements and rental property are 15 to 40 years. The estimated useful lives of furniture and equipment range from three to eight years. The estimated useful life on software is three to five years. Depreciation expense was $3.3 million, $2.3 million, and $2.0 million, for the years ended December 31, 2022, 2021, and 2020, respectively.

The Company leases a portion of its headquarters facility to various tenants. Net rent received from these leases totaled $0.2 million, $0.2 million, and $0.2 million for the years ended December 31, 2022, 2021, and 2020 respectively, and is recorded in other income (expense) – net.

Note 8 — Debt

The following table summarizes information about the net carrying amounts of long-term debt as of December 31, 2022:

(in thousands)	2024 Notes	2026 Notes	2027 Notes	Total
Principal amount of notes outstanding	$13,750	$120,000	$265,000	$398,750
Unamortized debt issuance cost	(257)	(2,511)	(6,790)	(9,558)
Total notes payable	$13,493	$117,489	$258,210	$389,192

The following table summarizes information about the net carrying amounts of long-term debt as of December 31, 2021:

(in thousands)	2024 Notes	2026 Notes	2027 Notes	Total
Principal amount of notes outstanding	$13,750	$120,000	$265,000	$398,750
Unamortized debt issuance cost	(334)	(2,440)	(5,984)	(8,758)
Unamortized discount	(1,570)	(19,413)	(63,164)	(84,147)
Total notes payable	$11,846	$98,147	$195,852	$305,845
Refer to "Recently Adopted Accounting Pronouncements" within "Note 1 - Summary of Significant Accounting Polices" for additional information relating to impact to discount resulting from the Company's adoption of ASU 2020-06.

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

Prior to the Company's adoption of ASU 2020-06 on January 1, 2022, the carrying amount of the liability component of the Senior Notes was calculated by estimating the fair value of similar notes that do not have associated convertible features. The carrying amount of the equity component, representing the conversion option, was determined by deducting the fair value of the liability component from the fair value amount of the Senior Notes. The valuation model used in determining the fair value of the liability component for the Senior Notes includes inputs, such as the implied debt yield within the nonconvertible borrowing rate. The implied estimated effective rate of the liability component of the 2024 Notes, 2026 Notes, and 2027 Notes was 10.2%, 7.3%, and 6.5% respectively.

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

Prior to the Company's adoption of ASU 2020-06 on January 1, 2022, in accordance with ASC Topic 470-20, Debt with Conversion and Other Options — Beneficial Conversion Features, the initial measurement of the 2024 Notes at fair value resulted in a liability of $62.4 million and as such, the calculated discount resulted in an implied value of the convertible feature recognized in additional paid in capital of $17.6 million; the initial measurement of the 2026 Notes at fair value resulted in a liability of $93.8 million and as such, the calculated discount resulted in an implied value of the convertible feature recognized in additional paid in capital of $26.2 million; and the initial measurement of the 2027 Notes at fair value resulted in a liability of $199.2 million and as such, the calculated discount resulted in an implied value of the convertible feature recognized in additional paid in capital of $65.8 million. Issuance costs for the Senior Notes amounted to $4.9 million, $4.2 million, and $8.3 million for the 2024 Notes, 2026 Notes, and 2027 Notes, respectively. These costs were allocated to debt and equity components on a ratable basis. For the 2024 Notes this amounted to $3.8 million and $1.1 million to the debt and equity components, respectively. For the 2026 Notes this amounted to $3.3 million and $0.9 million to the debt and equity components, respectively. For the 2027 Notes this amounted to $6.2 million and $2.1 million to the debt and equity components, respectively.

The Indentures contain covenants that, among other things, restrict the Company’s ability to merge, consolidate or sell, or otherwise dispose of, substantially all of its assets and customary Events of Default (as defined in the Indentures).

Prior to the Company's adoption of ASU 2020-06 on January 1, 2022, the Company recorded an income tax liability of $15.6 million during 2021 associated with the portion of the 2027 Notes that was classified within shareholders' equity. GAAP requires the offset of the deferred tax liability to be classified within shareholders' equity, consistent with the equity portion of the 2027 Notes. The creation of the deferred tax liability produced evidence of recoverability of the Company's net deferred tax assets, which resulted in the release of a valuation allowance, totaling $14.9 million, that was also classified within shareholders' equity pursuant to the adoption of ASU 2019-12.

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

The following table summarizes interest expense recognized on the Senior Notes:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Contractual interest expense	$8,036	$9,420	$4,026
Accretion of debt in interest expense	1,997	8,726	4,355
Total interest expense	$10,033	$18,146	$8,381

In connection with the acquisition of AccSys LLC in December 2019, the Company entered into a $2.0 million subordinated promissory note which bears interest at 5.75% per annum, with monthly payments of principal and interest in the amount of $60.6 thousand payable beginning January 15, 2020 through maturity on December 15, 2022. As of December 31, 2022, there was no outstanding balance on the subordinated promissory note.

The following table summarizes the future principal payments for the subordinated promissory note and Senior Notes as of December 31, 2020 (in thousands):

2023	$—
2024	13,750
2025	—
2026	120,000
2027	265,000
Thereafter	—
Total	$398,750

Note 9 — Common Stock

The Company issued 162,917 shares of its common stock as part of the purchase consideration paid to former MENU equity holders in connection with the MENU Acquisition. Refer to "Note 2 - Acquisitions" for additional information about the MENU Acquisition.

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

The Company recorded stock-based compensation expense of $13.4 million, $14.6 million, and $4.3 million in the consolidated statements of operations for the years ended December 31, 2022, 2021, and 2020, respectively.

As a result of forfeitures of non-vested stock awards prior to the completion of the requisite service period or failure to meet requisite performance targets, the Company recorded benefits for the years ended December 31, 2022, 2021, and 2020 of $1.0 million, $0.5 million, and $0.2 million respectively.

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

Stock Options

The below tables presents information with respect to stock options:

(in thousands, except for exercise price)	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at Outstanding at January 1, 2022	1,306	$11.95
Options exercised	(135)	9.98
Options canceled/forfeited	(142)	10.75
Outstanding at Outstanding at December 31, 2022	1,029	$12.82	$13,645
Vested and expected to vest at December 31, 2022	1,028	$12.82	$13,622
Total shares exercisable at December 31, 2022	937	$12.87	$12,321
Shares remaining available for future grant	2,169

(in thousands, except for grant date fair value)	2022	2021	2020
Option expense recorded, in thousands, for the year ended December 31,	$5,664	$9,585	$1,386
Weighted average grant date fair value	$—	$60.48	$13.82
Total intrinsic value of stock options exercised, in thousands, for the year ended December 31,	$4,000	$6,000	$1,900
Cash received for options exercised	$1,286	$1,156	$675

The fair value of options at the date of the grant was estimated using the Black-Scholes model with the following assumptions for the respective period ending December 31:

	2021	2020
Expected option life	3.1 years	4.4 years
Weighted average risk-free interest rate	0.4%	0.4%
Weighted average expected volatility	56.5%	47.6%
Expected dividend yield	None	None

For the years ended December 31, 2022, 2021, and 2020 the expected option life was based on the Company’s historical experience with similar type options. Expected volatility is based on historic volatility levels of the Company’s common stock over the preceding period of time consistent with the expected life. The risk-free interest rate is based on the implied yield currently available on U.S. Treasury zero coupon issues with a remaining term equal to the expected life. Stock options outstanding at December 31, 2022 are summarized as follows:

Range of exercise prices	Number outstanding (in thousands)	Weighted average remaining life	Weighted average exercise price
$0.73 - $35.26	1,029	6.92 years	$12.82

Restricted Stock Awards

Current year activity with respect to the Company’s non-vested RSAs is as follows:

(in thousands, except weighted average fair value)	Shares	Weighted average grant-date fair value
Balance at January 1, 2022	27	$25.42
Vested	(27)	25.42
Balance at December 31, 2022	0

The below table presents information with respect to RSA:

(in thousands)	2022	2021	2020
Service-based RSA	$2	$62	$210
Performance-based RSA	147	776	786
Total stock-based compensation expense related to RSAs	$149	$838	$996

For the years ended December 31, 2022, 2021, and 2020, the Company recognized compensation expense related to performance awards based on its estimate of the probability of achievement in accordance with ASC Topic 718. In 2022, the only outstanding performance awards were in the Restaurant/Retail segment and the Company determined the achievement of performance based awards to be probable. In 2021, the Company determined the achievement of performance based awards to be probable for both segments. In 2020, the performance based awards were achieved for the Government segment, but not for the Restaurant/Retail segment.

The fair value of RSAs is based on the closing price of the Company’s common stock on the date of grant. The below table presents information with respect to RSAs:

(in thousands, except weighted average grant date fair value)	2022	2021	2020
Weighted average grant date fair value of RSAs granted during the year	$—	$22.30	$30.96
Number of shares released during the year in accordance with the terms of the RSA agreements	27	34	112
Number of RSA shares canceled during the year	—	2	5
Number of above RSA shares canceled which were performance-based	—	1	4

Restricted Stock Units

Current year activity with respect to the Company’s non-vested RSUs is as follows:

(in thousands, except weighted average fair value)	Shares	Weighted Average grant- date fair value
Balance at January 1, 2022	418	$34.08
Granted	379	37.90
Vested	(168)	28.41
Canceled/forfeited	(117)	45.79
Balance at December 31, 2022	512	$35.96

The below table presents information with respect to RSUs:

(in thousands)	2022	2021	2020
Service-based RSU	$6,775	$3,353	$1,587
Performance-based RSU	836	839	282
Total stock-based compensation expense related to RSUs	$7,611	$4,192	$1,869

At December 31, 2022, the aggregate unrecognized compensation cost of unvested equity awards, as determined using a Black-Scholes option valuation model for option awards and the closing stock price on the date of grant for RSAs and RSUs was $17.3 million, which is expected to be recognized as compensation expense in fiscal years 2023 to 2025.

Note 11 — Income Taxes
The benefit from for income taxes consists of:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Current income tax:
Federal	$—	$—	$—
State	784	408	179
Foreign	840	585	(4)
	1,624	993	175
Deferred income tax:
Federal	(221)	(9,001)	(3,265)
State	(151)	(1,416)	104
	(372)	(10,417)	(3,161)
Provision for (benefit from) income taxes	$1,252	$(9,424)	$(2,986)
The components of net loss before income taxes consisted of the following:

	2022	2021	2020
United States	$(63,068)	$(85,391)	$(39,390)
International	(4,999)	168	(158)
Total net loss before income taxes	$(68,067)	$(85,223)	$(39,548)

Deferred tax (liabilities) assets are comprised of the following at:

	December 31,
	2022	2021
Deferred tax liabilities:
Subordinated debt	$—	$(19,998)
Indefinite lived intangibles	—	—
Operating lease assets	(344)	(1,067)
Software development costs	(1,534)	(2,978)
Intangible assets	(19,803)	(21,839)
Depreciation on property, plant and equipment	(1,428)	(1,490)
Gross deferred tax liabilities	(23,109)	(47,372)

Deferred tax assets:
Allowances for bad debts and inventory	3,213	3,038
Capitalized inventory costs	300	223
Employee benefit accruals	4,628	5,692
Interest expense limitation under section 163 (j)	6,089	4,812
Operating lease liabilities	373	1,155
Federal net operating loss carryforward	40,212	42,792
State net operating loss carryforward	8,866	10,353
Foreign net operating loss carryforward	2,008	—
Federal and state tax credit carryforwards	13,364	11,901
R&D capitalization	11,297	—
Other	3,963	2,246
Gross deferred tax assets	94,313	82,212

Less valuation allowance	(71,837)	(37,157)

Non-current net deferred tax liabilities	$(633)	$(2,317)
The Company has Federal tax credit carryforwards of $11.8 million that expire in various tax years from 2028 to 2042. The Company has a Federal operating loss carryforward of $21.4 million expiring from 2029 through 2037 and a Federal operating loss carryforward of $170.1 million with an unlimited carryforward period. The Company also has state tax credits of $1.7 million and net operating loss carryforwards that vary by jurisdiction, ranging from $0 to $47.3 million, and expire in various tax years through 2042. The Company has foreign net operating loss carryforwards of $16.9 million expiring from 2023 through 2029. In assessing the ability to realize deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. A valuation allowance is required to the extent it is more likely than not that the future benefit associated with certain Federal, state, and foreign tax loss carryforwards will not be realized.

As a result of this analysis, management determined an increase in the valuation allowance in the current year to be appropriate.

In calculating the valuation allowance, the Company was only permitted to use its existing deferred tax liabilities related to its indefinite-lived intangible assets (i.e. “naked credit deferred tax liabilities”) as a source of taxable income to support the realization of its existing indefinite-lived deferred tax assets.

In the current year, the income tax provision includes a reduction in deferred tax liabilities and corresponding increase in valuation allowance of $20.0 million related to subordinated debt as a result of the adoption of ASU No. 2020-06 (refer to "Recently Adopted Accounting Pronouncements" within "Note 1 — Summary of Significant Accounting Policies" for additional information), an increase in deferred tax assets and corresponding increase in valuation allowance of $11.3 million related to the capitalization of R&D expenses for tax purposes, and an increase in deferred tax assets and corresponding increase in valuation allowance of $2.0 million from foreign net operating loss carryforwards related to the MENU Acquisition.

In 2021, the income tax provision included a reduction of the Company’s valuation allowance due to the establishment of a deferred tax liability in connection with the Punchh Acquisition. The establishment of that deferred tax liability created “future taxable income”, partially utilizing existing deferred tax assets of the Company and resulting in a $10.4 million reduction of the Company’s valuation allowance. The Punchh Acquisition resulted in a change in ownership for Punchh as defined by IRC Section 382; the Company determined the identified change in ownership should not limit the Company's ability to utilize Punchh net operating loss and credit carryforwards.

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

The Company records the benefits relating to uncertain tax positions only when it is more likely than not (likelihood of greater than 50%), based on technical merits, that the position would be sustained upon examination by taxing authorities. Tax positions that meet the more likely than not threshold are measured using a probability-weighted approach as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement. At December 31, 2022, the Company had no reserve for uncertain tax positions and the Company believes the Company has adequately provided for its tax-related liabilities. The Company is no longer subject to federal income tax audits for years before 2018.

The following table reconciles the Company's effective tax rate from the U.S. federal statutory tax rate of 21%:

	Year Ended December 31,
	2022	2021	2020
Federal statutory tax rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	(0.7)	1.3	2.8
Contingent consideration revaluation	1.4	—	—
Nondeductible expenses	(0.5)	(0.8)	(0.2)
Tax credits (including R&D)	1.5	1.7	4.5
Foreign income tax rate differential	(2.6)	(0.5)	—
Expired tax credit	—	—	—
Deferred tax adjustment	—	—	0.6
Stock based compensation	(1.4)	(0.7)	0.4
Redemption of notes	—	—	(2.9)
Valuation allowance	(20.5)	(10.7)	(19.6)
Other	(0.1)	(0.3)	1.0
	(1.9)%	11.0%	7.6%

The effective income tax rate was (1.9)%, 11.0% and 7.6% during the years ended December 31, 2022, December 31, 2021, and December 31, 2020 respectively. The decrease in 2022 compared to the statutory tax rate of 21.0% was primarily due to the increase in valuation allowance and the foreign income tax rate differential. The decrease in 2021 compared to the statutory tax rate of 21.0% was primarily due to the valuation allowance and nondeductible acquisition expenses, which were partially offset by tax credits. The decrease in 2020 compared to the statutory tax rate of 21.0% was primarily due to the valuation allowance, and only partially offset by tax credits.

Note 12 — Employee Benefit Plans

The Company has a deferred profit-sharing retirement plan that covers substantially all employees. The Company’s annual contribution to the plan is discretionary. The Company did not make a contribution in 2022, 2021, or 2020. The plan also contains a 401(k) provision that allows employees to contribute a percentage of their salary up to the statutory limitation. These contributions were matched by the Company at the rate of 50.0% of employee's contributions up to 6.0% of employee's base salary during the years ended December 31, 2022, 2021, and 2020. The Company’s matching contributions under the 401(k) component were $1.3 million, $1.1 million, and $0.9 million in 2022, 2021, and 2020, respectively.

The Company sponsors a deferred compensation plan for a select group of highly compensated employees. Participants may make elective deferrals of their salary to the plan in excess of tax code limitations that apply to the Company’s qualified plan. The Company invests the participants’ deferred amounts to fund these obligations. The corresponding asset and liability are recorded within other assets and other liabilities, respectively, on the Company's consolidated balance sheets. The Company has the sole discretion to make employer contributions to the plan on behalf of the participants. No employer contributions were made in 2022, 2021, and 2020.

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

Our Restaurant/Retail segment provides leading technology platforms for the restaurant and retail industries. The Restaurant/Retail segment provides enterprise restaurants, franchisees, and other restaurant outlets in the three major restaurant categories - quick service, fast casual, and table service - with operational efficiencies by offering them a more unified experience through our comprehensive suite of subscription services, hardware, and professional services.

Our Government segment provides technical expertise and development of advanced systems and software solutions for the DoD, the intelligence community, and other federal agencies. Additionally, the Government segment provides support services for satellite command and control, communication, and IT mission systems at several DoD facilities worldwide. The Government segment has three principal contract offerings: ISR Solutions, Mission Systems, and Commercial Software.

Information noted as “Other” primarily relates to the Company’s corporate operations.

Information as to the Company’s segments is set forth below:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Revenues:
Restaurant/Retail	$262,347	$210,351	$142,512
Government	93,448	72,525	71,274
Total	$355,795	$282,876	$213,786

Operating (loss) income :
Restaurant/Retail	$(53,516)	$(58,262)	$(28,089)
Government	7,527	5,801	5,644
Other	(12,043)	(1,420)	(1,501)
	(58,032)	(53,881)	(23,946)
Other income (expense) – net	(1,224)	(1,279)	808
Loss on extinguishment of debt	—	(11,916)	(8,123)
Interest expense – net	(8,811)	(18,147)	(8,287)
Loss before provision for income taxes	$(68,067)	$(85,223)	$(39,548)

Depreciation, amortization and accretion:
Restaurant/Retail	$24,056	$19,656	$8,158
Government	452	380	590
Other	3,584	10,110	5,704
Total	$28,092	$30,146	$14,452

Capital expenditures including software costs:
Restaurant/Retail	$6,530	$6,848	$7,245
Government	227	711	1,239
Other	968	728	747
Total	$7,725	$8,287	$9,231

Revenues by country:
United States	$336,201	$262,164	$195,660
International	19,594	20,712	18,126
Total	$355,795	$282,876	$213,786

	Year Ended December 31,
(in thousands)	2022	2021
Total assets:
Restaurant/Retail	$722,958	$674,032
Government	21,443	14,831
Other	110,457	199,286
Total	$854,858	$888,149

Goodwill:
Restaurant/Retail	$486,026	$456,570
Government	736	736
Total	$486,762	$457,306

Assets by country based on the location of the asset were:

	December 31,
	2022	2021
United States	$809,437	$871,184
International	45,421	16,965
Total	$854,858	$888,149

Customers comprising 10% or more of the Company’s total revenues are summarized as follows:

	December 31,
	2022	2021	2020
Restaurant/Retail segment:
Dairy Queen	7%	7%	13%
Yum! Brands, Inc.	10%	11%	11%
McDonald’s Corporation	12%	12%	7%
Government segment:
U.S. Department of Defense	26%	26%	33%
All Others	44%	44%	36%
	100%	100%	100%

No other customer within “All Others” represented more than 10% of the Company’s total revenue for the years ended 2022, 2021, and 2020.

Note 15 — Fair Value of Financial Instruments

The Company’s financial instruments have been recorded at fair value using available market information and valuation techniques. The fair value hierarchy is based upon three levels of input, which are:

Level 1 − quoted prices in active markets for identical assets or liabilities (observable)

Level 2 − inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in inactive markets, or other inputs that are observable market data for essentially the full term of the asset or liability (observable)

Level 3 − unobservable inputs that are supported by little or no market activity, but are significant to determining the fair value of the asset or liability (unobservable)

The Company’s financial instruments primarily consist of cash and cash equivalents, cash held on behalf of customers, short-term investments, debt instruments and deferred compensation assets and liabilities. The carrying amounts of cash and cash equivalents, cash held on behalf of customers, and short-term investments as of December 31, 2022 and December 31, 2021 were considered representative of their fair values because of their short term nature. The debt instruments are recorded at principal amount net unamortized debt issuance cost and discount (refer to "Note 8 - Debt" for additional information). The estimated fair value of the 2024 Notes, 2026 Notes, and 2027 Notes at December 31, 2022 was $17.4 million, $112.8 million, and $191.0 million, respectively. As of December 31, 2021 the fair value of the 2024 Notes, 2026 Notes, and 2027 Notes was $27.2 million, $175.5 million, and $267.5 million, respectively. The valuation techniques used to determine the fair values of 2024 Notes, 2026 Notes, and 2027 Notes are classified within Level 2 of the fair value hierarchy as they are derived from broker quotations.

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

The amounts owed to employees participating in the deferred compensation plan at December 31, 2022 was $1.7 million compared to $2.4 million at December 31, 2021 and is included in other long-term liabilities on the balance sheets.

The Company uses Monte Carlo simulation modeling of a discounted cash flow model to determine the fair value of the earn-out liability associated with the MENU Acquisition. Significant inputs used in the simulation are not observable in the market and thus the liability represents a Level 3 fair value measurement as defined in ASC 820. Ultimately, the liability will be equivalent to the amount paid, and the difference between the fair value estimate and amount paid will be recorded in earnings. The amount paid that is less than or equal to the liability on the acquisition date will be reflected as cash used in financing activities in the Company's consolidated statements of cash flows. Any amount paid in excess of the liability on the acquisition date will be reflected as cash used in operating activities. The Company determined the fair value of the MENU earn-out contingent liability to be $9.8 million at December 31, 2022.

The following table presents the changes in the estimated fair values of the Company’s liabilities for contingent consideration measured using significant unobservable inputs (Level 3) for fiscal year 2022:

(in thousands)
Balance at December 31, 2021	$—
New contingent consideration	14,200
Change in fair value of contingent consideration	(4,400)
Balance at December 31, 2022	$9,800

The change in fair value of contingent consideration was recorded within "Adjustment to contingent consideration liability" in the consolidated statement of operations.

The following tables provides quantitative information associated with the fair value measurement of the Company’s liabilities for contingent consideration:

	December 31, 2022
Contingency Type	Maximum Payout (1) (undiscounted) (in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average or Range
Revenue and EBITDA based payments	$33,900	$9,800	Monte Carlo	Revenue volatility	25.0%
				Gross profit volatility	40.0%
				Discount rate	13.5%
				Projected year of payments	2024

(1) Maximum payout as determined by Monte Carlo valuation simulation; the disclosed contingency is not subject to a contractual maximum payout.

Item 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL     DISCLOSURE
None.

Item 9A.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of December 31, 2022. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2022.

Remediation of Material Weaknesses.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As most recently disclosed in our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2022, our management concluded that our disclosure controls and procedures were not effective because of material weaknesses in our internal control over financial reporting attributable to deficiencies first identified in our control activities and monitoring activities as of December 31, 2020.

To remediate the identified material weaknesses, we employed an experienced internal audit director and other experienced professionals, increased training of our internal professionals and other employees, implemented a cloud-based internal audit platform tool, adopted certain new controls, and enhanced our existing control designs and policies, including those over non-routine complex transactions and those that involve the use of third parties. These initiatives, together with others, have resulted in significant improvements in our internal control framework, particularly in our control activities and monitoring activities. As relevant control activities have been designed, implemented, and operated for a sufficient period of time to address the previously disclosed material weaknesses, management, including our Chief Executive Officer and Chief Financial Officer, has concluded the material weaknesses have been remedied as of December 31, 2022.

Management’s Annual Report on Internal Control over Financial Reporting.

Our management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.

The MENU Acquisition closed on July 25, 2022. Accordingly, due to the timing of the acquisition, as permitted by SEC guidance, management’s assessment of the Company’s internal control over financial reporting as of December 31, 2022 excludes MENU. MENU’s financial statements constituted 4.9% of total assets and 0.2% of total revenues of the consolidated financial statement amounts as of and for the year ended December 31, 2022. Our management is currently in the process of evaluating MENU’s controls and procedures and integrating MENU into our system of internal control over financial reporting. As a result, management was unable, without incurring unreasonable effort or expense, to conduct an assessment of internal control over financial reporting for the acquired business.

The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by Deloitte & Touche LLP, our independent registered public accounting firm, as stated in its report below.

Changes in Internal Control over Financial Reporting.

In its evaluation of changes in our internal control over financial reporting, other than described above under “Remediation of Material Weaknesses”, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, did not identify changes that occurred in our internal control over financial reporting during the quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of PAR Technology Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of PAR Technology Corporation and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated March 1, 2023, expressed an unqualified opinion on those financial statements.

As described in Management’s Annual Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at MENU Technologies AG, which was acquired on July 25, 2022, and whose financial statements constituted 4.9% of total assets and 0.2% of total revenues of the consolidated financial statement amounts as of and for the year ended December 31, 2022. Accordingly, our audit did not include the internal control over financial reporting at MENU Technologies AG.

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

/s/ Deloitte & Touche LLP

Rochester, New York
March 1, 2023

Item 9B.     OTHER INFORMATION

Item 5.02(c) Appointment of Certain Officers.

On February 27, 2023, the Company promoted Michael A. Steenberge, age 36, to Chief Accounting Officer of the Company effective March 1, 2023, and in such capacity, he shall serve as the Company’s Principal Accounting Officer. Mr. Steenberge will report to Bryan A. Menar, the Company's Chief Financial Officer and Principal Financial Officer. Prior to his promotion, Mr. Steenberge served as the Company’s Corporate Controller since May 2020. Prior to joining the Company, Mr. Steenberge served as a technical controller with Corning Incorporated from April 2019 to May 2020, and prior to that as a senior manager with PricewaterhouseCoopers LLP. Mr. Steenberge is a certified public accountant and holds a B.S. in Business Administration from The State University of New York at Buffalo.

In connection with his promotion, Mr. Steenberge will receive an annual base salary of $275,000, and a one-time grant of time-vesting restricted stock units (RSUs) representing a total grant date value of $200,000; subject to Mr. Steenberge’s continued service with the Company through and including the applicable vesting date, the RSUs will vest annually, in equal installments of 1/3rd each, beginning on that date, that is one-year from the first day of the last month of the fiscal quarter in with the RSUs are granted (the “RSU Initial Vesting Date”), and thereafter on the first- and second-year anniversary of the RSU Initial Vesting Date. Mr. Steenberge is eligible to participate in the Company’s short-term incentive (STI) cash bonus plan and long-term incentive (LTI) plan in effect from time to time. Mr. Steenberge’s STI bonus target for 2023 is 30% of his earned base salary in 2023; payout of his STI bonus (if any) is subject to the achievement of performance targets established by the compensation committee of the Company’s board of directors and his continued employment at the time 2023 STI bonuses are paid. Mr. Steenberge’s 2023 LTI Award will be time-vesting RSUs representing a total grant date value of $100,000 and, subject to Mr. Steenberge’s continued service with the Company through and including the applicable vesting date, the RSUs will vest annually, in equal installments of 1/3rd each, beginning on the RSU Initial Vesting Date, and thereafter on the first- and second-year anniversary of the RSU Initial Vesting Date. Mr. Steenberge’s RSUs will be granted under the Amended and Restated PAR Technology Corporation 2015 Equity Incentive Plan and subject to the terms and conditions of the Company’s LTI program and time-vesting restricted stock unit award agreement currently in effect. Mr. Steenberge remains eligible to participate in the employee benefit plans that the Company maintains for the benefit of its employees, which includes health, long-term disability, and life insurance, and 401(k), and his compensation is subject to change from time to time as determined by the compensation committee of the Company’s board of directors.

There were no arrangements or understandings between Mr. Steenberge and any other person pursuant to which Mr. Steenberge was selected as Chief Accounting Officer or Principal Accounting Officer of the Company. Additionally, there is no family relationship between Mr. Steenberge and any other person that would require disclosure under Item 401(d) of Regulation S-K. Mr. Steenberge is not a party to any transactions that would require disclosure under Item 404(a) of Regulation S-K.

Item 9C.     DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be included in our definitive proxy statement for our 2023 Annual Meeting of Shareholders and is incorporated herein by reference as it appears under the headings, “Proposal 1: Election of Directors,” “Directors,” “Executive Officers” “Corporate Governance - Code of Conduct,” and “Corporate Governance - Committees - Audit Committee.”

Item 11.     EXECUTIVE COMPENSATION

The information required by this item will be included in our definitive proxy statement for our 2023 Annual Meeting of Shareholders and is incorporated herein by reference as it appears under the headings, “Director Compensation” and “Overview of Executive Compensation.”

Item 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND     RELATED SHAREHOLDER MATTERS
The information required by this item will be included in our definitive proxy statement for our 2023 Annual Meeting of Shareholders and is incorporated herein by reference as it appears under the headings, “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management.”

Item 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be included in our definitive proxy statement for our 2023 Annual Meeting of Shareholders and is incorporated herein by reference as it appears under the headings, “Transactions with Related Persons” and “Corporate Governance – Director Independence.”

Item 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be included in our definitive proxy statement for our 2023 Annual Meeting of Shareholders and is incorporated herein by reference as it appears under the heading, “Principal Accounting Fees and Services.”
PART IV

Item 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. Financial Statements:

PAR's consolidated financial statements and notes thereto are included in "Part II, Item 8. Financial Statements and Supplementary Data" of this Annual Report.

(a) 2. Financial Statement Schedules

All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto included in this Annual Report.

(a) 3. Exhibits

		Incorporated by reference into this Annual Report on Form 10-K
Exhibit Number	Exhibit Description	Form (File No.)	Exhibit	Date Filed/Furnished
2.1	Agreement and Plan of Merger, dated April 8, 2021, by and among PAR Technology Corporation, ParTech, Inc., Sliver Merger Sub Inc., Punchh Inc. and Fortis Advisors LLC	Form 8-K (File No. 001-09720)	2.1	4/8/2021

2.2	Interest Purchase Agreement, dated November 7, 2019, by and among the Drew D. Peloubet Family Trust DTD 6/29/09, Steven A. Roberts, Gary Saling, PJCDSG, Inc., ParTech, Inc., PAR Technology Corporation and Drew D. Peloubet	Form 8-K (File No. 001-09720)	2.1	11/17/2019

3.1	Restated Certificate of Incorporation, as currently in effect	Form 10-Q (File No. 001-09720)	3.1	11/9/2022

3.2	Amended and Restated Bylaws, as currently in effect	Form 8-K (File No.001-09720)	3.1	9/26/2022

4.1	Specimen Certificate for shares of common stock	Form S-2 (File No. 333-04077)	4	5/20/1996

4.2	Indenture, dated as of April 15, 2019, between PAR Technology Corporation, as Issuer, and the Bank of New York Mellon Trust Company, N.A., as Trustee	Form 8-K (File No. 001-09720)	4.1	4/15/2019

4.3	Indenture, dated as of February 10, 2020, between PAR Technology Corporation, as Issuer, and the Bank of New York Mellon Trust Company, N.A., as Trustee	Form 8-K (File No. 001-09720)	4.1	2/10/2020

4.4	Base Indenture, dated as of September 17, 2021, between PAR Technology Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee	Form 8-K (File No. 001-09720)	4.1	9/17/2021

4.5	First Supplemental Indenture, dated as of September 17, 2021, between PAR Technology Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee.	Form 8-K (File No. 001-09720)	4.2	9/17/2021

4.6	Description of Securities			Filed herewith

10.1 ††	PAR Technology Corporation 2015 Equity Incentive Plan	Form S-8 (File No. 333-208063)	4.2	42324

10.2 ††	PAR Technology Corporation 2015 Equity Incentive Plan Notice of Award (Form)	Form S-8 (File No. 333-208063)	4.3	42324

10.3 ††	PAR Technology Corporation 2015 Equity Incentive Plan Outside Director Notice of Restricted Stock Award and Agreement (Form)	Form S-8 (File No. 333-208063)	4.4	11/16/2015

10.4 ††	Employment Offer Letter, dated November 14, 2016, between Bryan Menar and PAR Technology Corporation	Form 10-K (File No. 001-09720)	10.22	4/17/2017

		Incorporated by reference into this Annual Report on Form 10-K
Exhibit Number	Exhibit Description	Form (File No.)	Exhibit	Date Filed
10.5 ††	PAR Technology Corporation 2015 Equity Incentive Plan - Grant Notice - Option Award and Option Award Agreement (Form Effective November 2017)	Form 10-K (File No. 001-09720)	10.16	3/16/2018

10.6 ††	PAR Technology Corporation 2015 Equity Incentive Plan - Grant Notice - Restricted Stock Award and Restricted Stock Award Agreement (Form Effective November 2017, employees and directors)	Form 10-K (File No. 001-09720)	10.17	3/16/2018

10.7	Purchase Agreement, dated April 15, 2019, by and between PAR Technology Corporation and Jefferies LLC, as Initial Purchaser	Form 8-K (File No. 001-09720)	10.1	4/15/2019

10.8 ††	Amended and Restated PAR Technology Corporation 2015 Equity Incentive Plan	Form S-8 (File No. 333-232589)	99.1	7/9/2019

10.9 ††	Form of Amended and Restated PAR Technology Corporation 2015 Equity Incentive Plan - Grant Notice - Option Award and Option Award Agreement	Form 10-Q (File No. 001-09720)	10.2	8/7/2019

10.10 ††	Form of Amended and Restated PAR Technology Corporation 2015 Equity Incentive Plan - Grant Notice - Restricted Stock Award and Restricted Stock Award Agreement	Form 10-Q (File No. 001-09720)	10.3	8/7/2019

10.11 ††	Grant Notice - Restricted Stock Award and Restricted Stock Award Agreement, Grant Date May 13, 2019, Savneet Singh	Form 10-Q (File No. 001-09720)	10.4	8/7/2019

10.12	Purchase Agreement, dated February 5, 2020, by and between PAR Technology Corporation and Jefferies LLC, as Initial Purchaser	Form 8-K (File No. 001-09720)	10.1	2/10/2020

10.13 ††	Form of Amended and Restated PAR Technology Corporation 2015 Equity Incentive Plan - Grant Notices - Restricted Stock Unit Award and Restricted Stock Unit Award Agreement	Form 10-K (File No. 001-09720)	10.15	3/16/2020

10.14 ††	Employment Letter: Service as Chief Executive Officer, dated February 27, 2020, between PAR Technology Corporation and Savneet Singh	Form 10-K (File No. 001-09720)	10.20	3/16/2020

10.15††	Amended and Restated PAR Technology Corporation 2015 Equity Incentive Plan, as amended, June 4, 2020	Form S-8 (File No. 333-239230)	99.1	6/17/2020

10.16	Underwriting Agreement with Jeffries, LLC	Form 8-K (File No. 001-09720)	1.1	10/1/2020

10.17 ††	Amendment to Employment Letter between PAR Technology Corporation and Savneet Singh, dated February 16, 2021	Form 10-K (File No. 001-09720)	10.24	3/16/2021

10.18	Credit Agreement, dated April 8, 2021, by and among PAR Technology Corporation, its subsidiaries party thereto as guarantors and Owl Rock First Lien Master Fund, L.P., as administrative agent.	Form 8-K (File No. 001-09720)	10.1	4/8/2021

		Incorporated by reference into this Annual Report on Form 10-K
Exhibit Number	Exhibit Description	Form (File No.)	Exhibit	Date Filed
10.19	Securities Purchase Agreement, dated April 8, 2021, between PAR Technology Corporation and PAR Act III, LLC	Form 8-K (File No. 001-09720)	10.2	4/8/2021

10.20	Securities Purchase Agreement, dated April 8, 2021, among PAR Technology Corporation and certain funds and accounts advised by T. Rowe Price Associates, Inc., acting as investment adviser	Form 8-K (File No. 001-09720)	10.3	4/8/2021

10.21	Registration Rights Agreement, dated April 8, 2021, between PAR Technology Corporation and PAR Act III, LLC	Form 8-K (File No. 001-09720)	10.4	4/8/2021

10.22	Registration Rights Agreement, dated April 8, 2021, among PAR Technology Corporation and certain funds and accounts advised by T. Rowe Price Associates, Inc., acting as investment adviser	Form 8-K (File No. 001-09720)	10.5	4/8/2021

10.23	Investor Rights Agreement, dated April 8, 2021, between PAR Technology Corporation and PAR Act III, LLC	Form 8-K (File No. 001-09720)	10.6	4/8/2021

10.24	Common Stock Purchase Warrant, dated April 8, 2021, in favor of PAR Act III, LLC	Form 8-K (File No. 001-09720)	10.7	4/8/2021

10.25	Underwriting Agreement, dated as of September 14, 2021 between PAR Technology Corporation and Goldman Sachs & Co. LLC as representative of the Equity Underwriters	Form 8-K (File No. 001-09720)	1.1	9/17/2021

10.26	Underwriting Agreement, dated as of September 14, 2021 between PAR Technology Corporation and Goldman Sachs & Co. LLC as representative of the Debt Underwriters	Form 8-K (File No. 001-09720)	1.2	9/17/2021

10.27 ††	Offer of Employment letter, dated October 4, 2021, to Raju Malhotra	Form 10-K (File No. 001-09720)	10.32	3/1/2022

10.28 ††	Offer of Employment letter, dated October 28, 2021, to Michael D. Nelson	Form 10-K (File No. 001-09720)	10.33	3/1/2022

10.29 ††	Amendment to Employment Letter between PAR Technology Corporation and Savneet Singh, dated March 16, 2022	Form 10-Q (File No. 001-09720)	10.1	5/10/2022

21	Subsidiaries of PAR Technology Corporation			Filed herewith

23	Consent of Deloitte & Touche LLP			Filed herewith

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended			Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended			Filed herewith

32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350			Furnished herewith

Incorporated by reference into this Annual Report on Form 10-K
Exhibit Number	Exhibit Description	Form (File No.)	Exhibit	Date Filed
32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350			Furnished herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document			Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document			Filed herewith

101.INS	XBRL Instance Document			Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document			Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document			Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document			Filed herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).			Filed herewith
†† Indicates management contract or compensatory plan or arrangement.

Item 16. FORM 10-K SUMMARY

None

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAR TECHNOLOGY CORPORATION

March 1, 2023	/s/ Savneet Singh
Savneet Singh
Chief Executive Officer & President
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Savneet Singh	Chief Executive Officer, President & Director
Savneet Singh	(Principal Executive Officer)	March 1, 2023

/s/ Bryan A. Menar	Chief Financial Officer
Bryan A. Menar	(Principal Financial Officer)	March 1, 2023

/s/ Michael A. Steenberge	Chief Accounting Officer
Michael A. Steenberge	(Principal Accounting Officer)	March 1, 2023

/s/ Cynthia A. Russo
Cynthia A. Russo	Director	March 1, 2023

/s/ Douglas G. Rauch
Douglas G. Rauch	Director	March 1, 2023

/s/ Keith Pascal
Keith Pascal	Director	March 1, 2023

/s/ Narinder Singh
Narinder Singh	Director	March 1, 2023

/s/ James C. Stoffel
James C. Stoffel	Director	March 1, 2023