Form 10-K/A
period 2022-12-31
PAR TECHNOLOGY CORP
filed 2023-03-21
CIK 708821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE

PAR Technology Corporation (the “Company”) is filing this Amendment No. 1 (this "Form 10-K/A") to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the Securities and Exchange Commission (the “SEC”) on March 1, 2023 (the “Original Filing”), solely for the inclusion of the auditor tenure statement which was inadvertently omitted from Deloitte & Touche LLP's Report of Independent Registered Public Accounting Firm in the Original Filing. The change does not affect Deloitte & Touche LLP's unqualified opinion on the Company's consolidated financial statements included in the Original Filing and in this Form 10-K/A or Deloitte & Touche LLP's unqualified opinion on the effectiveness of the Company's internal control over financial reporting as of December 31, 2022.

Pursuant to the rules of the SEC, the exhibit list included in Item 15 of Part IV of this Form 10-K/A has also been amended from the Original Filing to include as exhibits currently-dated certifications from the Company's Chief Executive Officer and Chief Financial Officer required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 as well as the currently-dated Consent of Deloitte & Touche LLP.

For ease of reference, this Form 10-K/A amends and restates the Original Filing in its entirety, making only the amendments described above. No other amendments have been made to the Original Filing and the Company is not amending its consolidated financial statements or any other part of, or otherwise updating any other disclosures made in, the Original Filing. This Form 10-K/A speaks as of the filing date of the Original Filing and does not reflect any events that may have occurred subsequent. Accordingly, this Form 10-K/A should be read in conjunction with our other filings made with the SEC subsequent to the filing of the Original Filing, including any amendments to those filings.

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

Rochester, New York
March 1, 2023

We have served as the Company's auditor since 2020.

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

(a) 3. Exhibits

		Incorporated by reference into this Annual Report on Form 10-K
Exhibit Number	Exhibit Description	Form (File No.)	Exhibit	Date Filed/Furnished
2.1	Agreement and Plan of Merger, dated April 8, 2021, by and among PAR Technology Corporation, ParTech, Inc., Sliver Merger Sub Inc., Punchh Inc. and Fortis Advisors LLC	Form 8-K (File No. 001-09720)	2.1	4/8/2021

2.2	Interest Purchase Agreement, dated November 7, 2019, by and among the Drew D. Peloubet Family Trust DTD 6/29/09, Steven A. Roberts, Gary Saling, PJCDSG, Inc., ParTech, Inc., PAR Technology Corporation and Drew D. Peloubet	Form 8-K (File No. 001-09720)	2.1	11/17/2019

3.1	Restated Certificate of Incorporation, as currently in effect	Form 10-Q (File No. 001-09720)	3.1	11/9/2022

3.2	Amended and Restated Bylaws, as currently in effect	Form 8-K (File No.001-09720)	3.1	9/26/2022

4.1	Specimen Certificate for shares of common stock	Form S-2 (File No. 333-04077)	4	5/20/1996

4.2	Indenture, dated as of April 15, 2019, between PAR Technology Corporation, as Issuer, and the Bank of New York Mellon Trust Company, N.A., as Trustee	Form 8-K (File No. 001-09720)	4.1	4/15/2019

4.3	Indenture, dated as of February 10, 2020, between PAR Technology Corporation, as Issuer, and the Bank of New York Mellon Trust Company, N.A., as Trustee	Form 8-K (File No. 001-09720)	4.1	2/10/2020

4.4	Base Indenture, dated as of September 17, 2021, between PAR Technology Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee	Form 8-K (File No. 001-09720)	4.1	9/17/2021

4.5	First Supplemental Indenture, dated as of September 17, 2021, between PAR Technology Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee.	Form 8-K (File No. 001-09720)	4.2	9/17/2021

4.6	Description of Securities	Form 10-K (File No. 001-09720)	4.6	3/1/2023

10.1 ††	PAR Technology Corporation 2015 Equity Incentive Plan	Form S-8 (File No. 333-208063)	4.2	11/16/2015

10.2 ††	PAR Technology Corporation 2015 Equity Incentive Plan Notice of Award (Form)	Form S-8 (File No. 333-208063)	4.3	11/16/2015

10.3 ††	PAR Technology Corporation 2015 Equity Incentive Plan Outside Director Notice of Restricted Stock Award and Agreement (Form)	Form S-8 (File No. 333-208063)	4.4	11/16/2015

10.4 ††	Employment Offer Letter, dated November 14, 2016, between Bryan Menar and PAR Technology Corporation	Form 10-K (File No. 001-09720)	10.22	4/17/2017

		Incorporated by reference into this Annual Report on Form 10-K
Exhibit Number	Exhibit Description	Form (File No.)	Exhibit	Date Filed
10.5 ††	PAR Technology Corporation 2015 Equity Incentive Plan - Grant Notice - Option Award and Option Award Agreement (Form Effective November 2017)	Form 10-K (File No. 001-09720)	10.16	3/16/2018

10.6 ††	PAR Technology Corporation 2015 Equity Incentive Plan - Grant Notice - Restricted Stock Award and Restricted Stock Award Agreement (Form Effective November 2017, employees and directors)	Form 10-K (File No. 001-09720)	10.17	3/16/2018

10.7	Purchase Agreement, dated April 15, 2019, by and between PAR Technology Corporation and Jefferies LLC, as Initial Purchaser	Form 8-K (File No. 001-09720)	10.1	4/15/2019

10.8 ††	Amended and Restated PAR Technology Corporation 2015 Equity Incentive Plan	Form S-8 (File No. 333-232589)	99.1	7/9/2019

10.9 ††	Form of Amended and Restated PAR Technology Corporation 2015 Equity Incentive Plan - Grant Notice - Option Award and Option Award Agreement	Form 10-Q (File No. 001-09720)	10.2	8/7/2019

10.10 ††	Form of Amended and Restated PAR Technology Corporation 2015 Equity Incentive Plan - Grant Notice - Restricted Stock Award and Restricted Stock Award Agreement	Form 10-Q (File No. 001-09720)	10.3	8/7/2019

10.11 ††	Grant Notice - Restricted Stock Award and Restricted Stock Award Agreement, Grant Date May 13, 2019, Savneet Singh	Form 10-Q (File No. 001-09720)	10.4	8/7/2019

10.12	Purchase Agreement, dated February 5, 2020, by and between PAR Technology Corporation and Jefferies LLC, as Initial Purchaser	Form 8-K (File No. 001-09720)	10.1	2/10/2020

10.13 ††	Form of Amended and Restated PAR Technology Corporation 2015 Equity Incentive Plan - Grant Notices - Restricted Stock Unit Award and Restricted Stock Unit Award Agreement	Form 10-K (File No. 001-09720)	10.15	3/16/2020

10.14 ††	Employment Letter: Service as Chief Executive Officer, dated February 27, 2020, between PAR Technology Corporation and Savneet Singh	Form 10-K (File No. 001-09720)	10.20	3/16/2020

10.15††	Amended and Restated PAR Technology Corporation 2015 Equity Incentive Plan, as amended, June 4, 2020	Form S-8 (File No. 333-239230)	99.1	6/17/2020

10.16	Underwriting Agreement with Jeffries, LLC	Form 8-K (File No. 001-09720)	1.1	10/1/2020

10.17 ††	Amendment to Employment Letter between PAR Technology Corporation and Savneet Singh, dated February 16, 2021	Form 10-K (File No. 001-09720)	10.24	3/16/2021

10.18	Credit Agreement, dated April 8, 2021, by and among PAR Technology Corporation, its subsidiaries party thereto as guarantors and Owl Rock First Lien Master Fund, L.P., as administrative agent.	Form 8-K (File No. 001-09720)	10.1	4/8/2021

		Incorporated by reference into this Annual Report on Form 10-K
Exhibit Number	Exhibit Description	Form (File No.)	Exhibit	Date Filed
10.19	Securities Purchase Agreement, dated April 8, 2021, between PAR Technology Corporation and PAR Act III, LLC	Form 8-K (File No. 001-09720)	10.2	4/8/2021

10.20	Securities Purchase Agreement, dated April 8, 2021, among PAR Technology Corporation and certain funds and accounts advised by T. Rowe Price Associates, Inc., acting as investment adviser	Form 8-K (File No. 001-09720)	10.3	4/8/2021

10.21	Registration Rights Agreement, dated April 8, 2021, between PAR Technology Corporation and PAR Act III, LLC	Form 8-K (File No. 001-09720)	10.4	4/8/2021

10.22	Registration Rights Agreement, dated April 8, 2021, among PAR Technology Corporation and certain funds and accounts advised by T. Rowe Price Associates, Inc., acting as investment adviser	Form 8-K (File No. 001-09720)	10.5	4/8/2021

10.23	Investor Rights Agreement, dated April 8, 2021, between PAR Technology Corporation and PAR Act III, LLC	Form 8-K (File No. 001-09720)	10.6	4/8/2021

10.24	Common Stock Purchase Warrant, dated April 8, 2021, in favor of PAR Act III, LLC	Form 8-K (File No. 001-09720)	10.7	4/8/2021

10.25	Underwriting Agreement, dated as of September 14, 2021 between PAR Technology Corporation and Goldman Sachs & Co. LLC as representative of the Equity Underwriters	Form 8-K (File No. 001-09720)	1.1	9/17/2021

10.26	Underwriting Agreement, dated as of September 14, 2021 between PAR Technology Corporation and Goldman Sachs & Co. LLC as representative of the Debt Underwriters	Form 8-K (File No. 001-09720)	1.2	9/17/2021

10.27 ††	Offer of Employment letter, dated October 4, 2021, to Raju Malhotra	Form 10-K (File No. 001-09720)	10.32	3/1/2022

10.28 ††	Offer of Employment letter, dated October 28, 2021, to Michael D. Nelson	Form 10-K (File No. 001-09720)	10.33	3/1/2022

10.29 ††	Amendment to Employment Letter between PAR Technology Corporation and Savneet Singh, dated March 16, 2022	Form 10-Q (File No. 001-09720)	10.1	5/10/2022

21	Subsidiaries of PAR Technology Corporation	Form 10-K (File No. 001-09720)	21	3/1/2023

23.1	Consent of Deloitte & Touche LLP	Form 10-K (File No. 001-09720)	23	3/1/2023

23.2	Consent of Deloitte & Touche LLP			Filed herewith

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended	Form 10-K (File No. 001-09720)	31.1	3/1/2023

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended	Form 10-K (File No. 001-09720)	31.2	3/1/2023

Incorporated by reference into this Annual Report on Form 10-K
Exhibit Number	Exhibit Description	Form (File No.)	Exhibit	Date Filed
31.3	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended			Filed herewith

31.4	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended			Filed herewith

32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350	Form 10-K (File No. 001-09720)	32.1	3/1/2023

32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350	Form 10-K (File No. 001-09720)	32.2	3/1/2023

32.3	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350			Furnished herewith

32.4	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350			Furnished herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document			Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document			Filed herewith

101.INS	XBRL Instance Document			Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document			Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document			Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document			Filed herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).			Filed herewith
†† Indicates management contract or compensatory plan or arrangement.

Item 16. FORM 10-K SUMMARY

None

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

PAR TECHNOLOGY CORPORATION

March 21, 2023	/s/ Savneet Singh
Savneet Singh
Chief Executive Officer & President
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K/A has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Savneet Singh	Chief Executive Officer, President & Director
Savneet Singh	(Principal Executive Officer)	March 21, 2023

/s/ Bryan A. Menar	Chief Financial Officer
Bryan A. Menar	(Principal Financial Officer)	March 21, 2023

/s/ Michael A. Steenberge	Chief Accounting Officer
Michael A. Steenberge	(Principal Accounting Officer)	March 21, 2023

/s/ Cynthia A. Russo
Cynthia A. Russo	Director	March 21, 2023

/s/ Douglas G. Rauch
Douglas G. Rauch	Director	March 21, 2023

/s/ Keith Pascal
Keith Pascal	Director	March 21, 2023

/s/ Narinder Singh
Narinder Singh	Director	March 21, 2023

/s/ James C. Stoffel
James C. Stoffel	Director	March 21, 2023