Form 10-Q
period 2023-03-31
PAR TECHNOLOGY CORP
filed 2023-05-10
CIK 708821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2023
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

As of May 8, 2023, 27,406,034 shares of the registrant’s common stock, $0.02 par value, were outstanding.

PAR TECHNOLOGY CORPORATION

PART I
FINANCIAL INFORMATION
“PAR®,” “Brink POS®,” “Punchh®,” “MENUTM,” “Data Central®,” "PAR® Pay”, “PAR® Payment Services” and other trademarks identifying our products and services appearing in this Quarterly Report belong to us. This Quarterly Report may also contain trade names and trademarks of other companies. Our use of such other companies’ trade names or trademarks is not intended to imply any endorsement or sponsorship by these companies of us or our products or services.

Unless the context indicates otherwise, references in this Quarterly Report to "we," "us," "our," the "Company," and "PAR" mean PAR Technology Corporation and its consolidated subsidiaries.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 contains “forward-looking statements” within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not historical in nature, but rather are predictive of PAR’s future operations, financial condition, financial results, business strategies and prospects. Forward-looking statements are generally identified by words such as “anticipate,” “believe,” “can”, “could”, “continue,” “expect,” “estimate,” “future”, “goal”, “intend,” “may,” “opportunity,” “plan,” “should,” “target”, “will,” “would,” “will likely result,” and similar expressions. Forward-looking statements are based on management's current expectations and assumptions that are subject to risks and uncertainties, many of which are beyond PAR’s control, which could cause PAR’s actual results to differ materially from those expressed in or implied by forward-looking statements, including statements relating to and PAR’s expectations regarding: the effects of COVID-19 on its business, financial condition, and results of operations; the timing and expected benefits of acquisitions, divestitures, and capital markets transactions; the plans, strategies and objectives of management for future operations, including PAR’s unified experience service and product offerings and its go-to-market strategy; the expected development, demand, performance, market share or competitive performance of PAR’s products and services; PAR's ability to achieve and sustain profitability; projections of net revenue, margins, expenses, effective tax rates, net earnings, net earnings per share, cash flows, deferred taxes, or other financial items; PAR's annual recurring revenue, active sites, net loss, net loss per share and other key performance indicators and financial measures; potential supply constraints, product and component shortages, manufacturing disruptions or logistics challenges; PAR’s human capital strategies and engagement; current or future macroeconomic trends or geopolitical events and the impact of those trends and events on PAR and its financial performance; claims, disputes or other litigation matters; and assumptions underlying any of the foregoing. Factors, risks, trends, and uncertainties that could cause PAR’s actual results to differ materially from those expressed in or implied by forward-looking statements include: the impact or results of PAR's responses to COVID-19 and the responses of governments (including COVID-19 quarantines and lockdowns), businesses, customers and consumers, including store closures (temporary or permanent), decreased or delayed service and product adoptions and installations, delayed payments or payment defaults by customers, and the health and safety of PAR’s employees; PAR’s ability to add and maintain active sites, retain and manage suppliers, secure alternative suppliers, and manage inventory levels, navigate manufacturing disruptions and logistics challenges, shipping delays and increased costs; PAR’s ability to successfully attract, hire and retain necessary qualified employees to develop and expand its business; the protection of PAR's intellectual property; PAR’s ability to retain and add integration partners, and its success in acquiring and developing relevant technology offerings for current, new, and potential customers for the build-out of its unified experience service and product offerings; macroeconomic trends, such as a recession or slowed economic growth, bank failures or other banking industry disruptions, increased interest rates, inflation, and a decline in consumer confidence and discretionary spending; geopolitical events, including the effects of the Russia-Ukraine war and escalating tensions between China and Taiwan; risks associated with PAR’s international operations; changes in estimates and assumptions we make in connection with the preparation of our financial statements, in building our business and operational plans, and in executing our strategies; disruptions in operations from data breaches and cyberattacks; PAR's ability to maintain proper and effective internal control over financial reporting; PAR’s agility to execute its business, operational plans, and strategies and manage its business continuity risks, including disruptions or delays in product assembly and fulfillment; potential impacts, liabilities and costs from pending or potential investigations, claims and disputes; and other factors, risks, trends and uncertainties that could cause PAR’s actual results to differ materially from those expressed in or implied by forward-looking statements contained in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2022 filed with the Securities and Exchange Commission (“SEC”) on March 21, 2023, in this Quarterly Report, and in our other filings with the SEC. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise, except as may be required under applicable securities law.

PART I – FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (unaudited)

PAR TECHNOLOGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(unaudited)

Assets	March 31, 2023	December 31, 2022
Current assets:
Cash and cash equivalents	$48,659	$70,328
Cash held on behalf of customers	7,421	7,205
Short-term investments	40,753	40,290
Accounts receivable – net	66,494	59,960
Inventories	32,454	37,594
Other current assets	11,090	8,572
Total current assets	206,871	223,949
Property, plant and equipment – net	13,238	12,961
Goodwill	487,083	486,762
Intangible assets – net	106,204	111,097
Lease right-of-use assets	3,638	4,061
Other assets	15,268	16,028
Total assets	$832,302	$854,858
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$28,209	$23,283
Accrued salaries and benefits	11,285	18,936
Accrued expenses	7,598	6,531
Customers payable	7,421	7,205
Lease liabilities – current portion	1,190	1,307
Customer deposits and deferred service revenue	9,099	10,562
Total current liabilities	64,802	67,824
Lease liabilities – net of current portion	2,551	2,868
Deferred service revenue – noncurrent	6,245	5,125
Long-term debt	389,714	389,192
Other long-term liabilities	9,112	14,655
Total liabilities	472,424	479,664
Shareholders’ equity:
Preferred stock, $.02 par value, 1,000,000 shares authorized	—	—
Common stock, $0.02 par value, 58,000,000 shares authorized, 28,755,152 and 28,589,567 shares issued, 27,404,944 and 27,319,045 outstanding at March 31, 2023 and December 31, 2022, respectively	572	570
Additional paid in capital	598,393	595,286
Accumulated deficit	(221,109)	(205,204)
Accumulated other comprehensive loss	(1,407)	(1,365)
Treasury stock, at cost, 1,350,208 shares and 1,270,522 shares at March 31, 2023 and December 31, 2022, respectively	(16,571)	(14,093)
Total shareholders’ equity	359,878	375,194
Total Liabilities and Shareholders’ Equity	$832,302	$854,858
See accompanying notes to unaudited interim condensed consolidated financial statements

PAR TECHNOLOGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,

	2023	2022
Revenues, net:
Hardware	$26,777	$25,073
Subscription service	27,965	21,285
Professional service	13,842	12,488
Contract	31,853	21,439
Total revenues, net	100,437	80,285
Costs of sales:
Hardware	22,381	19,997
Subscription service	13,925	10,616
Professional service	11,366	9,180
Contract	29,572	19,879
Total cost of sales	77,244	59,672
Gross margin	23,193	20,613
Operating expenses:
Selling, general and administrative	27,478	22,368
Research and development	14,315	10,841
Amortization of identifiable intangible assets	464	213
Adjustment to contingent consideration liability	(5,200)	—
Total operating expenses	37,057	33,422
Operating loss	(13,864)	(12,809)
Other expense, net	(59)	(368)
Interest expense, net	(1,667)	(2,463)
Loss before provision for income taxes	(15,590)	(15,640)
Provision for income taxes	(315)	(10)
Net loss	$(15,905)	$(15,650)
Net loss per share (basic and diluted)	$(0.58)	$(0.58)
Weighted average shares outstanding (basic and diluted)	27,344	26,970

See accompanying notes to unaudited interim condensed consolidated financial statements

PAR TECHNOLOGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Net loss	$(15,905)	$(15,650)
Other comprehensive income (loss), net of applicable tax:
Foreign currency translation adjustments	(42)	512
Comprehensive loss	$(15,947)	$(15,138)

See accompanying notes to unaudited interim condensed consolidated financial statements

PAR TECHNOLOGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(In thousands)
(unaudited)

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock		Total Shareholders’ Equity
	Shares	Amount				Shares	Amount
Balances at December 31, 2022	28,590	$570	$595,286	$(205,204)	$(1,365)	(1,271)	$(14,093)	$375,194
Issuance of common stock upon the exercise of stock options	5	—	52	—	—	—	—	52
Net issuance of restricted stock awards and restricted stock units	160	2	—	—	—	—	—	2
Treasury stock acquired from employees upon vesting or forfeiture of restricted stock	—	—	—	—	—	(79)	(2,478)	(2,478)
Stock-based compensation	—	—	3,055	—	—	—	—	3,055
Foreign currency translation adjustments	—	—	—	—	(42)	—	—	(42)
Net loss	—	—	—	(15,905)	—	—	—	(15,905)
Balances at March 31, 2023	28,755	$572	$598,393	$(221,109)	$(1,407)	(1,350)	$(16,571)	$359,878

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Shareholders’ Equity
	Shares	Amount				Shares	Amount
Balances at December 31, 2021	28,095	$562	$640,937	$(122,505)	$(3,704)	1,181	$(10,945)	$504,345
Impact of ASU 2020-06 implementation			(66,656)	(13,380)				(80,036)
Balances at January 1, 2022	28,095	$562	$574,281	$(135,885)	$(3,704)	1,181	$(10,945)	$424,309
Issuance of common stock upon the exercise of stock options	96	2	811	—	—	—	—	813
Net issuance of restricted stock awards and restricted stock units	88	1	—	—	—	—	—	1
Treasury stock acquired from employees upon vesting or forfeiture of restricted stock	—	—	—	—	—	45	(2,051)	(2,051)
Stock-based compensation	—	—	3,536	—	—	—	—	3,536
Foreign currency translation adjustments	—	—	—	—	512	—	—	512
Net loss	—	—	—	(15,650)	—	—	—	(15,650)
Balances at March 31, 2022	28,279	$565	$578,628	$(151,535)	$(3,192)	1,226	$(12,996)	$411,470

See accompanying notes to unaudited interim condensed consolidated financial statements

PAR TECHNOLOGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(15,905)	$(15,650)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,933	6,400
Accretion of debt in interest expense	522	486
Current expected credit losses	489	326
Provision for obsolete inventory	88	529
Stock-based compensation	3,055	3,536
Adjustment to contingent consideration liability	(5,200)	—
Changes in operating assets and liabilities:
Accounts receivable	(7,034)	(4,868)
Inventories	5,051	(6,338)
Other current assets	(2,512)	(1,849)
Other assets	752	(1,353)
Accounts payable	4,063	1,906
Accrued salaries and benefits	(7,647)	(4,511)
Accrued expenses	1,067	(1,117)
Customer deposits and deferred service revenue	(343)	1,651
Customers payable	216	—
Other long-term liabilities	(343)	(346)
Net cash used in operating activities	(16,748)	(21,198)
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	—	(1,212)
Capital expenditures	(823)	(280)
Capitalization of software costs	(481)	(1,568)
Purchase of held to maturity investments	(463)	—
Net cash used in investing activities	(1,767)	(3,060)
Cash flows from financing activities:
Principal payments of long-term debt	—	(173)
Treasury stock acquired from employees upon vesting or forfeiture of restricted stock	(2,478)	(2,051)
Proceeds from exercise of stock options	52	813
Net cash used in financing activities	(2,426)	(1,411)
Effect of exchange rate changes on cash and cash equivalents	(512)	457
Net decrease in cash and cash equivalents and cash held on behalf of customers	(21,453)	(25,212)
Cash and cash equivalents and cash held on behalf of customers at beginning of period	77,533	188,419
Cash and cash equivalents and cash held on behalf of customers at end of period	$56,080	$163,207

Reconciliation of cash and cash equivalents and cash held on behalf of customers
Cash and cash equivalents	$48,659	$163,207
Cash held on behalf of customers	7,421	—
Total cash and cash equivalents and cash held on behalf of customers	$56,080	$163,207

See accompanying notes to unaudited interim condensed consolidated financial statements

PAR TECHNOLOGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$—	$9
Income taxes	507	—
Capitalized software recorded in accounts payable	776	13
Capital expenditures in accounts payable	87	73

See accompanying notes to unaudited interim condensed consolidated financial statements

PAR TECHNOLOGY CORPORATION
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 — Summary of Significant Accounting Policies

Nature of Business

PAR Technology Corporation (the “Company” or “PAR,” “we,” or “us”), through its consolidated subsidiaries, operates in two segments - the Restaurant/Retail segment and the Government segment. The Restaurant/Retail segment provides leading technology platforms to the restaurant and retail industries. We provide enterprise restaurants, franchisees, and other restaurant outlets in the three major restaurant categories - quick service, fast casual, and table service - with operational efficiencies by offering them a comprehensive suite of subscription services, hardware, and professional services. Our subscription services are grouped into three categories: Guest Engagement, which includes Punchh for customer loyalty and engagement and MENU for omnichannel digital ordering and delivery; Operator Solutions, which includes Brink POS for front-of-house and PAR Pay and PAR Payment Services for payments; and Back Office, which includes Data Central. The Government segment provides technical expertise and development of advanced systems and software solutions for the Department of Defense ("DoD") and other federal agencies, as well as satellite command and control, communication, and IT mission systems at several DoD facilities worldwide. The accompanying unaudited interim condensed consolidated financial statements ("financial statements") include the Company's accounts and those of its consolidated wholly owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

Basis of Presentation

The accompanying financial statements of PAR Technology Corporation and its consolidated subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements as promulgated by the SEC. In the opinion of management, the Company's financial statements include all normal and recurring adjustments necessary in order to make the financial statements not misleading and to provide a fair presentation of the Company's financial results for the interim period included in this Quarterly Report. Interim results are not necessarily indicative of results for the full year or any future periods. The information included in this Quarterly Report should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2022 (the “2022 Annual Report”).

Revenue and Cost of Sales Presentation Changes

Beginning with the 2022 Annual Report, we have retroactively split our "Service" financial statement line items ("FSLIs"), presented in the consolidated statements of operations under "Revenues, net" and "Cost of sales", into two FSLIs, "Subscription Service" and "Professional Service", to provide clearer insight into these operationally and economically different revenue streams in light of recent acquisitions. This split did not change historical revenue or cost of sales previously reported. We also renamed our "Product" FSLI, presented in the consolidated statements of operations under "Revenue, net" and "Cost of sales", to "Hardware", to better describe this revenue stream.

Use of Estimates

The preparation of the financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to these estimates and assumptions include revenue recognition, stock-based compensation, the recognition and measurement of assets acquired and liabilities assumed in business combinations at fair value, the carrying amount of property, plant, and equipment including right-to-use assets and liabilities, identifiable intangible assets and goodwill, credit losses for receivables, valuation of excess and obsolete inventories, and measurement of contingent consideration at fair value. Actual results could differ from those estimates.

Contingent Consideration

The acquisition date fair value of contingent consideration associated with the acquisition of MENU Technologies AG ("MENU") in July 2022 (the "MENU Acquisition") was determined using Monte-Carlo simulation valuation techniques, with significant inputs that are not observable in the market and thus represents a Level 3 fair value measurement as defined in ASC Topic 820, Fair Value Measurement. The simulation uses probability distribution for each significant input to produce hundreds or thousands of possible outcomes and the results are analyzed to determine probabilities of different outcomes occurring. Significant increases or decreases to these inputs in isolation would result in a significantly higher or lower liability with a higher liability capped by the contractual maximum of the contingent post-closing revenue focused milestones obligation. Ultimately, the liability will be equivalent to the amount paid, and the difference between the fair value estimate and amount paid will be recorded in earnings. The amount paid that is less than or equal to the liability on the acquisition date is reflected as cash used in financing activities in the Company's condensed consolidated statements of cash flows. Any amount paid in excess of the liability on the acquisition date is reflected as cash used in operating activities.

During the first quarter of 2023, the Company recorded a $5.2 million adjustment to decrease the fair value of the contingent consideration liability related to the MENU Acquisition from $9.8 million as of December 31, 2022 to $4.6 million as of March 31, 2023.

Cash and Cash Equivalents and Cash Held on Behalf of Customers

Cash and cash equivalents and cash held on behalf of customers consist of the following:

(in thousands)	March 31, 2023	December 31, 2022
Cash and cash equivalents
Cash	$11,142	$18,856
Money market funds	37,517	51,472
Cash held on behalf of customers	7,421	7,205
Total cash and cash equivalents and cash held on behalf of customers	$56,080	$77,533

The Company maintained bank balances that, at times, exceeded the federally insured limit during the three months ended March 31, 2023. The Company has not experienced losses relating to these deposits and management does not believe that the Company is exposed to any significant credit risk with respect to these amounts.

Short-Term Investments

The carrying value of investment securities consist of the following:

(in thousands)	March 31, 2023	December 31, 2022
Short-term investments
Treasury bills and notes	40,753	40,290
Total short-term investments	$40,753	$40,290

The Company did not record any material gains or losses on these securities during the three months ended March 31, 2023. The estimated fair value of these securities approximated their carrying value as of March 31, 2023.

Other assets

Other assets includes the cash surrender value of life insurance related to the Company’s deferred compensation plan eligible to certain employees. The funded balance is reviewed on an annual basis. The balance of the life insurance policies was $3.3 million and $3.2 million at March 31, 2023 and December 31, 2022, respectively.

Other Long-Term Liabilities

Other liabilities represent amounts owed to employees that participate in the Company’s deferred compensation plan and contingent consideration recognized in conjunction with the MENU Acquisition (refer to “Contingent Consideration” above for additional information).

Amounts owed to employees participating in the deferred compensation plan were $1.6 million and $1.7 million at March 31, 2023 and December 31, 2022, respectively.

Related Party Transactions

During the three months ended March 31, 2022, Act III Management LLC (“Act III Management”), a service company to the restaurant, hospitality, and entertainment industries, provided software development and restaurant technology consulting services to the Company pursuant to a master development agreement. Additionally, during the three months ended March 31, 2023, Ronald Shaich, the sole member of Act III Management, served as a strategic advisor to the Company's board of directors pursuant to a strategic advisor agreement. Keith Pascal, a director of the Company, is an employee of Act III Management and serves as its vice president and secretary. Mr. Pascal does not have an ownership interest in Act III Management.

As of March 31, 2023 and December 31, 2022, the Company had zero accounts payable owed to Act III Management. During the three months ended March 31, 2023 and 2022, the Company paid Act III Management $0.1 million and $0.2 million, respectively, for services performed under the master development and strategic advisor agreements.

Recently Adopted Accounting Pronouncements

There were no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2023 that are of significance or potential significance to the Company.

Note 2 — Revenue Recognition
Performance Obligations Outstanding
The Company's performance obligations outstanding represent the transaction price of firm, non-cancellable orders, with expected delivery dates to customers after March 31, 2023 and December 31, 2022, respectively, for work that has not yet been performed. The aggregate uncompleted performance obligations attributable to each of the Company's reporting segments is as follows:

	March 31, 2023		December 31, 2022
	Current under one year	Non-current over one year	Current under one year	Non-current over one year
Restaurant/Retail	$7,457	$6,245	$8,459	$5,125
Government	—	—	—	—
Total	$7,457	$6,245	$8,459	$5,125

Deferred revenue is recorded when cash payments are received or due in advance of revenue recognition from subscription services and professional services. The timing of revenue recognition may differ from when customers are invoiced. The changes in deferred revenue, inclusive of both current and long-term, are as follows:

(in thousands)	2023	2022
Beginning balance - January 1	$13,584	$20,046
Recognition of deferred revenue	(7,550)	(9,941)
Deferral of revenue	7,668	10,857
Ending balance - March 31	$13,702	$20,962

The above table excludes customer deposits of $1.6 million and $1.9 million as of the three months ended March 31, 2023 and 2022, respectively. All deferred revenue relates to subscription services and professional services. These balances are recognized on a straight-line basis over the life of the contract, with the majority of the balance being recognized within the next twelve months.

In the Restaurant/Retail segment most performance obligations relate to subscription service and professional service contracts, approximately 54% of which the Company expects to fulfill within 12 months of March 31, 2023. Most performance obligations greater than one year relate to professional service contracts that the Company expects to fulfill within 36 months of March 31, 2023. The Company expects to fulfill 100% of subscription service and professional service contracts within 60 months of March 31, 2023. At March 31, 2023 and December 31, 2022, transaction prices allocated to future performance obligations were $13.7 million and $13.6 million, respectively.

During the three months ended March 31, 2023 and 2022, the Company recognized revenue included in contract liabilities at the beginning of each respective period of $3.1 million and $4.5 million.

In the Government segment, the value of existing contracts at March 31, 2023, net of amounts relating to work performed to that date, was approximately $324.5 million, of which $86.2 million was funded, and at December 31, 2022, the value of existing contracts, net of amounts relating to work performed to that date, was approximately $333.9 million, of which $86.5 million was funded. The value of existing contracts in the Government segment, net of amounts relating to work performed at March 31, 2023, is expected to be recognized as revenue over time as follows (in thousands):

Next 12 months	$153,178
Months 13-24	99,762
Months 25-36	52,747
Thereafter	18,796
Total	$324,483

Disaggregated Revenue

The Company disaggregates revenue from contracts with customers by major product line for each of its reporting segments because the Company believes it best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by contractual terms and economic factors.

Disaggregated revenue is as follows:

	Three Months Ended March 31, 2023
(in thousands)	Restaurant/Retail point in time	Restaurant/Retail over time	Government point in time	Government over time
Hardware	$26,777	$—	$—	$—
Subscription service	—	27,965	—	—
Professional service	6,485	7,357	—	—
Mission systems	—	—	—	9,383
Intelligence, surveillance, and reconnaissance solutions	—	—	—	22,216
Commercial software	—	—	80	174
Total	$33,262	$35,322	$80	$31,773

	Three Months Ended March 31, 2022
(in thousands)	Restaurant/Retail point in time	Restaurant/Retail over time	Government point in time	Government over time
Hardware	$25,073	$—	$—	$—
Subscription service	—	21,285	—	—
Professional service	5,134	7,354	—	—
Mission systems	—	—	—	8,915
Intelligence, surveillance, and reconnaissance solutions	—	—	—	12,290
Commercial software	—	—	83	151
Total	$30,207	$28,639	$83	$21,356

Note 3 — Acquisitions

MENU Acquisition

On July 25, 2022, ParTech, Inc. ("ParTech") acquired 100% of the stock of MENU Technologies AG ("MENU"), a restaurant technology company offering fully integrated omnichannel ordering solutions to restaurants worldwide (the "MENU Acquisition"), for purchase consideration of approximately $18.4 million paid in cash and $6.3 million paid in shares of Company common stock. 162,917 shares of common stock were issued as purchase consideration, determined using a fair value share price of $38.67. In addition, the sellers have the opportunity to earn additional cash and Company common stock consideration over an earn-out period ending July 31, 2024, primarily based on MENU's future SaaS annual recurring revenues. As of the date of acquisition, the Company determined the fair value of the MENU earn-out to be $14.2 million.

The transaction was accounted for as a business combination in accordance with ASC Topic 805, Business Combinations. Accordingly, assets acquired and liabilities assumed have been accounted for at their preliminarily determined respective fair values as of the date of acquisition. The preliminary fair value determinations were based on management's best estimates and assumptions, and with the assistance of independent valuation and tax consultants. Identified preliminary fair values are subject to measurement period adjustments within the permitted measurement period (up to one year from the acquisition date) as independent consultants finalize their procedures and net working capital adjustments are agreed upon and settled.

During the three months ended March 31, 2023, the fair values of assets and liabilities as of July 25, 2022, were finalized with no adjustments from the preliminary purchase price allocation.

The following table presents management's final purchase price allocation:

(in thousands)	Purchase price allocation
Cash	$843
Accounts receivable	209
Property and equipment	204
Developed technology	10,700
Prepaid and other acquired assets	221
Goodwill	28,495
Total assets	40,672
Accounts payable and accrued expenses	1,300
Deferred revenue	443
Earn-out liability	14,200
Consideration paid	$24,729

The Company determined the acquisition date fair value of contingent consideration associated with the MENU earn-out using a Monte Carlo simulation of a discounted cash flow model, with significant inputs that are not observable in the market and thus represents a Level 3 fair value measurement as defined in ASC 820, Fair Value Measurement; refer to "Note 12 - Fair Value of Financial Instruments".

The estimated fair value of acquired developed technology was determined utilizing the "multi-period excess earnings method", which is predicated upon the calculation of the net present value of after-tax net cash flows respectively attributable to each asset. The acquired developed technology asset is being amortized on a straight-line basis over its estimated useful life of seven years.

Consideration paid in cash on the date of acquisition included $3.0 million deposited into an escrow account administered by a third party, to be held for up to 18-months following the date of acquisition, to fund potential post-closing adjustments and obligations.

During the third and fourth quarter of 2022, the Company incurred acquisition expenses related to its acquisition of MENU of approximately $1.1 million.

The Company has not presented combined pro forma financial information of the Company and MENU because the results of operations of the acquired business are considered immaterial.

Note 4 — Accounts receivable, net

The Company’s net accounts receivables consist of:

(in thousands)	March 31, 2023	December 31, 2022
Government segment	$18,536	$17,320
Restaurant/Retail segment	47,958	42,640
Accounts receivable, net	$66,494	$59,960

Accounts receivables recorded as of March 31, 2023 and December 31, 2022 represent unconditional rights to payments from customers. At March 31, 2023 and December 31, 2022, the Company had current expected credit loss of $2.5 million and $2.1 million, respectively, against accounts receivable for the Restaurant/Retail segment.

Changes in the current expected credit loss for the three months ended March 31 were:

(in thousands)	2023	2022
Beginning Balance - January 1	$2,134	$1,306
Provisions	489	326
Write-offs	(110)	(88)
Ending Balance - March 31	$2,513	$1,544

Note 5 — Inventories, net

Inventories are used in the assembly and service of Restaurant/Retail hardware. The components of inventory, adjusted for reserves, consisted of the following:

(in thousands)	March 31, 2023	December 31, 2022
Finished goods	$18,640	$21,998
Work in process	362	383
Component parts	12,561	13,749
Service parts	891	1,464
Inventories, net	$32,454	$37,594

At March 31, 2023 and December 31, 2022, the Company had excess and obsolescence reserves of $11.0 million and $10.9 million, respectively, against inventories.
Note 6 — Identifiable Intangible Assets and Goodwill

The Company's identifiable intangible assets represent intangible assets acquired in acquisitions and software development costs. The components of identifiable intangible assets are:

(in thousands)	March 31, 2023	December 31, 2022	Estimated Useful Life	Weighted-Average Amortization Period
Acquired developed technology	$119,800	$119,800	3 - 7 years	5.17 years
Internally developed software costs	33,132	32,274	3 years	2.09 years
Customer relationships	12,360	12,360	7 years	4.36 years
Trade names	1,410	1,410	2 - 5 years	2.25 years
Non-competition agreements	30	30	1 year	1 year
	166,732	165,874
Impact of currency translation on intangible assets	434	304
Less: accumulated amortization and currency translation	(69,666)	(63,386)
	97,500	102,792
Internally developed software costs not meeting general release threshold	2,504	2,105
Trademarks, trade names (non-amortizable)	6,200	6,200	Indefinite
	$106,204	$111,097

Software costs placed into service during the three months ended March 31, 2023 and 2022, were $0.9 million and $1.5 million, respectively.

Amortization expense for acquired developed technology and internally developed software was broken out as follows:

(in thousands)	March 31, 2023	March 31, 2022
Amortization of acquired developed technology	$4,078	$3,650
Amortization of internally developed software	1,735	1,634
Impact of currency translation on intangible assets	(129)	—

The expected future amortization of intangible assets, assuming straight-line amortization of capitalized software development costs and acquisition related intangibles, excluding software development costs not meeting the general release threshold, is as follows:

(in thousands)
2023, remaining	$17,969
2024	21,401
2025	19,572
2026	17,698
2027	14,748
Thereafter	6,112
Total	$97,500

Goodwill carried by the Restaurant/Retail and Government segments is as follows:

(in thousands)
Beginning balance - December 31, 2022	$486,762
Foreign currency translation	321
Ending balance - March 31, 2023	$487,083
Note 7 — Debt

Convertible Senior Notes

The following table summarizes information about the net carrying amounts of long-term debt, consisting of the 4.500% Convertible Senior Notes due 2024 (the “2024 Notes”), 2.875% Convertible Senior Notes due 2026 (the “2026 Notes”), and the 1.50% Convertible Senior Notes due 2027 (the “2027 Notes”, and together with the 2024 Notes and 2026 Notes, the “Senior Notes”), as of March 31, 2023:

(in thousands)	2024 Notes	2026 Notes	2027 Notes	Total
Principal amount of notes outstanding	$13,750	$120,000	$265,000	$398,750
Unamortized debt issuance cost	(210)	(2,340)	(6,486)	(9,036)
Total long-term portion of notes payable	$13,540	$117,660	$258,514	$389,714

The following table summarizes information about the Senior Notes as of December 31, 2022:

(in thousands)	2024 Notes	2026 Notes	2027 Notes	Total
Principal amount of notes outstanding	$13,750	$120,000	$265,000	$398,750
Unamortized debt issuance cost	(257)	(2,511)	(6,790)	(9,558)
Total long-term portion of notes payable	$13,493	$117,489	$258,210	$389,192
The following tables summarize interest expense recognized on the Senior Notes for the three months ended March 31:

(in thousands)	2023	2022
Contractual interest expense	$2,011	$2,003
Accretion of debt in interest expense	522	486
Total interest expense	$2,533	$2,489

The following table summarizes the future principal payments as of March 31, 2023:

(in thousands)
2023, remaining	$—
2024	13,750
2025	—
2026	120,000
2027	265,000
Thereafter	—
Total	$398,750
Note 8 — Stock-Based Compensation

The Company applies the fair value recognition provisions of ASC Topic 718: Stock Compensation. Stock-based compensation expense, net of forfeitures of $0.1 million and $0.6 million, was $3.1 million and $3.5 million for the three months ended March 31, 2023 and 2022, respectively,

At March 31, 2023, the aggregate unrecognized compensation expense related to unvested equity awards was $24.2 million, which is expected to be recognized as compensation expense in fiscal years 2023 through 2026.

A summary of stock option activity for the three months ended March 31, 2023 is below:

(in thousands, except for weighted average exercise price)	Options outstanding	Weighted average exercise price
Outstanding at January 1, 2023	1,029	$12.82
Exercised	(5)	10.34
Canceled/forfeited	(3)	12.86
Outstanding at March 31, 2023	1,021	$12.84

A summary of unvested restricted stock units activity for the three months ended March 31, 2023 is below:

(in thousands, except for weighted average award value)	Restricted Stock Unit Awards	Weighted average award value
Outstanding at January 1, 2023	512	$35.96
Granted	301	35.82
Vested	(169)	29.72
Canceled/forfeited	(10)	41.70
Outstanding at March 31, 2023	634	$36.68
Note 9 — Net Loss Per Share

Net loss per share is calculated in accordance with ASC Topic 260: Earnings per Share, which specifies the computation, presentation and disclosure requirements for earnings per share (“EPS”). It requires the presentation of basic and diluted EPS. Basic EPS excludes all dilution and is based upon the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the potential dilution that would occur if convertible securities or other contracts to issue common stock were exercised. At March 31, 2023, there were 1,021,000 anti-dilutive stock options outstanding compared to 1,142,000 as of March 31, 2022. At March 31, 2023 there were 634,000 anti-dilutive restricted stock units compared to 607,000 as of March 31, 2022.
Note 10 — Commitments and Contingencies

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

Information as to the Company’s segments is set forth in the tables below:

	Three months ended March 31,
	2023	2022
Revenues:
Restaurant/Retail	$68,584	$58,846
Government	31,853	21,439
Total	$100,437	$80,285

Operating (loss) income:
Restaurant/Retail	$(2,678)	$(5,181)
Government	2,282	1,547
Other	(13,468)	(9,175)
Total	(13,864)	(12,809)
Other expense, net	(59)	(368)
Interest expense, net	(1,667)	(2,463)
Loss before provision for income taxes	$(15,590)	$(15,640)

Depreciation, amortization and accretion:
Restaurant/Retail	$6,392	$5,910
Government	115	109
Other	948	867
Total	$7,455	$6,886

Capital expenditures including software costs:
Restaurant/Retail	$1,147	$1,547
Government	130	44
Other	890	257
Total	$2,167	$1,848

Revenues by country:
United States	$95,437	$75,593
International	5,000	4,692
Total	$100,437	$80,285
The following table represents assets by reporting segment.

(in thousands)	March 31, 2023	December 31, 2022
Restaurant/Retail	$711,984	$722,958
Government	21,898	21,443
Other	98,420	110,457
Total	$832,302	$854,858

The following table represents assets by country based on the location of the assets.

(in thousands)	March 31, 2023	December 31, 2022
United States	$787,696	$809,437
Other Countries	44,606	45,421
Total	$832,302	$854,858

The following table represents goodwill by reporting segment.

(in thousands)	March 31, 2023	December 31, 2022
Restaurant/Retail	$486,347	$486,026
Government	736	736
Total	$487,083	$486,762

Customers comprising 10% or more of the Company’s total revenues by reporting segment are summarized as follows:

	Three Months Ended March 31,
	2023	2022
Restaurant/Retail reporting segment:
Yum! Brands, Inc.	10%	10%
McDonald’s Corporation	8%	10%
Government reporting segment:
U.S. Department of Defense	32%	27%
All Others	50%	53%
	100%	100%

No other customer within All Others represented 10% or more of the Company’s total revenue for the three months ended March 31, 2023 or 2022.

Note 12 — Fair Value of Financial Instruments
The Company’s financial instruments have been recorded at fair value using available market information and valuation techniques. The fair value hierarchy is based upon three levels of input, which are:

Level 1 — quoted prices in active markets for identical assets or liabilities (observable)

Level 2 — inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in inactive markets, or other inputs that are observable market data for essentially the full term of the asset or liability (observable)

Level 3 — unobservable inputs that are supported by little or no market activity, but are significant to determining the fair value of the asset or liability (unobservable)

The Company’s financial instruments primarily consist of cash and cash equivalents, cash held on behalf of customers, short-term investments, debt instruments and deferred compensation assets and liabilities. The carrying amounts of cash and cash equivalents, cash held on behalf of customers, and short-term investments as of March 31, 2023 and December 31, 2022 were considered representative of their fair values because of their short-term nature. Debt instruments are recorded at principal amount net of unamortized debt issuance cost and discount (refer to "Note 6 - Debt" for additional information). The estimated fair value of the 2024 Notes, 2026 Notes, and 2027 Notes at March 31, 2023 was $19.9 million, $128.7 million, and $210.5 million respectively. The valuation techniques used to determine the fair value of the 2024 Notes, 2026 Notes, and the 2027 Notes are classified within Level 2 of the fair value hierarchy as they are derived from broker quotations.

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

The cash surrender value of the life insurance policy was $3.3 million and $3.2 million at March 31, 2023 and December 31, 2022, respectively, and is included in other assets on the condensed consolidated balance sheets. Amounts owed to employees participating in the deferred compensation plan at March 31, 2023 were $1.6 million compared to $1.7 million at December 31, 2022 and are included in other long-term liabilities on the condensed consolidated balance sheets.

The Company uses Monte Carlo simulation modeling of a discounted cash flow model to determine the fair value of the earn-out liability associated with the MENU Acquisition. Significant inputs used in the simulation are not observable in the market and thus the liability represents a Level 3 fair value measurement as defined in ASC 820. Ultimately, the liability will be equivalent to the amount paid, and the difference between the fair value estimate and amount paid will be recorded in earnings. The amount paid that is less than or equal to the liability on the acquisition date will be reflected as cash used in financing activities in the Company's condensed consolidated statements of cash flows. Any amount paid in excess of the liability on the acquisition date will be reflected as cash used in operating activities. The Company determined the fair value of the MENU earn-out contingent liability to be $4.6 million at March 31, 2023.

The following table presents the changes in the estimated fair values of the Company’s liabilities for contingent consideration measured using significant unobservable inputs (Level 3) for the three months ended March 31, 2023:

(in thousands)
Balance at December 31, 2022	$9,800
Change in fair value of contingent consideration	(5,200)
Balance at March 31, 2023	$4,600

The change in fair value of contingent consideration was recorded within "Adjustment to contingent consideration liability" in the condensed consolidated statement of operations.

The following tables provides quantitative information associated with the fair value measurement of the Company’s liabilities for contingent consideration:

	March 31, 2023
Contingency Type	Maximum Payout (1) (undiscounted) (in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average or Range
Revenue and EBITDA based payments	$21,100	$4,600	Monte Carlo	Revenue volatility	25.0%
				Gross profit volatility	40.0%
				Discount rate	12.0%
				Projected year of payments	2024

(1) Maximum payout as determined by Monte Carlo valuation simulation; the disclosed contingency is not subject to a contractual maximum payout.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the notes thereto included under "Part I, Item 1 Financial Statements (unaudited)" of this Quarterly Report and our audited consolidated financial statements and the notes thereto included under "Part II, Item 8 Financial Statements and Supplementary Data" of the 2022 Annual Report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors we describe in our filings with the SEC, including in this Quarterly Report.

OVERVIEW

We, through our wholly owned subsidiaries - ParTech, Inc. and PAR Government Systems Corporation - operate in two distinct reporting segments, Restaurant/Retail and Government.

Our Restaurant/Retail segment provides leading technology platforms to the restaurant and retail industries, with more than 500 customers and more than 70,000 active restaurant locations. We provide enterprise restaurants, franchisees, and other restaurant outlets in the three major restaurant categories - quick service, fast casual, and table service - with operational efficiencies by offering them a more unified experience through our comprehensive suite of subscription services, hardware, and integrated professional services. Our subscription services, which consist of our software as a service ("SaaS") solutions, related software support, and transaction-based payment processing, are grouped into three categories: Guest Engagement, which includes Punchh for customer loyalty and engagement and MENU for omnichannel digital ordering and delivery; Operator Solutions, which includes Brink POS for front-of-house and PAR Pay and PAR Payment Services for payments; and Back Office, which includes Data Central. Our solutions are extensible and built on open application programming interfaces ("API") that retain flexibility and the market optionality of an open platform. More than 400 partners leverage our open platform to extend the reach and capabilities of their own solutions for the leading brands in our industry.

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

Q1 2023 Performance Highlights

•Annual Recurring Revenues ("ARR") grew to $115.9 million - a 22.7% increase from $94.4 million reported for the three months ended March 31, 2022.

•Active sites expansion
◦Guest Engagement active sites expanded to 68.1 thousand - a 15.7% increase from the 58.8 thousand reported for the three months ended March 31, 2022.
◦Operator Solutions active sites expanded to 20.5 thousand - a 21.6% increase from the 16.9 thousand reported for the three months ended March 31, 2022.
◦Back Office active sites expanded to 7.1 thousand - an 18.1% increase from the 6.0 thousand reported for the three months ended March 31, 2022.

•Subscription service gross margin grew to 50.2% for the three months ended March 31, 2023 - a 0.1% increase from 50.1% for the three months ended March 31, 2022. Adjusted subscription service gross margin grew to 71% for the three months ended March 31, 2023 - a 4% decrease from 74% for the three months ended March 31, 2022. Refer to "Gross Margin" discussion below for the reconciliation between subscription service gross margin and adjusted subscription service gross margin, a non-GAAP financial measure.

Refer to "Key Performance Indicators and Non-GAAP Financial Measures" below for important information on key performance indicators and non-GAAP financial measures, including ARR, active sites, and adjusted subscription service gross margin, used by us to evaluate Restaurant/Retail segment performance.

RESULTS OF OPERATIONS

Consolidated Results:

	Three Months Ended March 31,		Percentage of total revenue		Increase (decrease)
in thousands	2023	2022	2023	2022	2023 vs 2022
Revenues, net:
Hardware	$26,777	$25,073	26.7%	31.2%	6.8%
Subscription service	27,965	21,285	27.8%	26.5%	31.4%
Professional service	13,842	12,488	13.8%	15.6%	10.8%
Contract	31,853	21,439	31.7%	26.7%	48.6%
Total revenues, net	$100,437	$80,285	100.0%	100.0%	25.1%

Gross margin
Hardware	$4,396	$5,076	4.4%	6.3%	(13.4)%
Subscription service	14,040	10,669	14.0%	13.3%	31.6%
Professional service	2,476	3,308	2.5%	4.1%	(25.2)%
Contract	2,281	1,560	2.3%	1.9%	46.2%
Total gross margin	$23,193	$20,613	23.1%	25.7%	12.5%

Operating expenses
Selling, general and administrative	$27,478	$22,368	27.4%	27.9%	22.8%
Research and development	14,315	10,841	14.3%	13.5%	32.0%
Amortization of identifiable intangible assets	464	213	0.5%	0.3%	117.8%
Adjustment to contingent consideration liability	(5,200)	—	(5.2)%	—%	—%
Total operating expenses	$37,057	$33,422	36.9%	41.6%	10.9%

Loss from operations	$(13,864)	$(12,809)	(13.8)%	(16.0)%	8.2%
Other expense, net	(59)	(368)	(0.1)%	(0.5)%	(84.0)%
Interest expense, net	(1,667)	(2,463)	(1.7)%	(3.1)%	(32.3)%
Loss before benefit from income taxes	(15,590)	(15,640)	(15.5)%	(19.5)%	(0.3)%
(Provision for) benefit from income taxes	(315)	(10)	(0.3)%	—%	3050.0%
Net loss	$(15,905)	$(15,650)	(15.8)%	(19.5)%	1.6%

Segment Revenue by Product Line as Percentage of Total Revenue

	Three Months Ended March 31,
			Percentage of total revenue		Increase (decrease)
In thousands	2023	2022	2023	2022	2023 vs 2022
Hardware	$26,777	$25,073	26.7%	31.2%	6.8%
Subscription service	27,965	21,285	27.8%	26.5%	31.4%
Professional service	13,842	12,488	13.8%	15.6%	10.8%
Total Restaurant/Retail	68,584	58,846	68.3%	73.3%	16.5%

Mission systems	9,383	8,915	9.3%	11.1%	5.2%
Intelligence, surveillance, and reconnaissance solutions	22,216	12,290	22.1%	15.3%	80.8%
Commercial software	254	234	0.3%	0.3%	8.5%
Total Government	31,853	21,439	31.7%	26.7%	48.6%

Total revenue	$100,437	$80,285	100.0%	100.0%	25.1%

Revenues, Net

	Three Months Ended March 31,		Percentage of total revenue		Increase (decrease)
in thousands	2023	2022	2023	2022	2023 vs 2022
Hardware	$26,777	$25,073	26.7%	31.2%	6.8%
Subscription service	27,965	21,285	27.8%	26.5%	31.4%
Professional service	13,842	12,488	13.8%	15.6%	10.8%
Contract	31,853	21,439	31.7%	26.7%	48.6%
Total revenues, net	$100,437	$80,285	100.0%	100.0%	25.1%

For the three months ended March 31, 2023 compared to the three months ended March 31, 2022

Total revenues were $100.4 million for the three months ended March 31, 2023, an increase of $20.2 million or 25.1% compared to $80.3 million for the three months ended March 31, 2022.

Hardware revenues were $26.8 million for the three months ended March 31, 2023, an increase of $1.7 million or 6.8% compared to $25.1 million for the three months ended March 31, 2022. The increase was driven by an increase in hardware revenue from peripherals (scanners, printers, payment devices) due to an increase in sales volume.

Subscription service revenues were $28.0 million for the three months ended March 31, 2023, an increase of $6.7 million or 31.4% compared to $21.3 million for the three months ended March 31, 2022. The increase was substantially driven by increased subscription service revenues from our Guest Engagement services of $4.3 million and Operator Solutions services of $2.4 million. The increase in revenues from our Guest Engagement services was driven by both an increase in active sites and an increase in average revenue per unit, with the exception of $0.4 million which was driven by the three months ended March 31, 2023, including three months of MENU revenues compared to zero months of revenue in the three months ended March 31, 2022. The increase in revenues from our Operator Solutions services was driven by both an increase in active sites and an increase in average revenue per unit.

Professional service revenues were $13.8 million for the three months ended March 31, 2023, an increase of $1.4 million or 10.8% compared to $12.5 million for the three months ended March 31, 2022. The increase was substantially driven by growth in our installation services of $0.8 million and hardware repair services of $0.6 million.

Contract revenues were $31.9 million for the three months ended March 31, 2023, an increase of $10.4 million or 48.6% compared to $21.4 million for the three months ended March 31, 2022. The increase was substantially driven by the Government segment's ISR Solutions product line revenues due to continued Counter-small Unmanned Aircraft System tasks orders.

Gross Margin

	Three Months Ended March 31,		Gross Margin Percentage
in thousands	2023	2022	2023	2022	2023 vs 2022
Hardware	$4,396	$5,076	16.4%	20.2%	(3.8)%
Subscription service	14,040	10,669	50.2%	50.1%	0.1%
Professional service	2,476	3,308	17.9%	26.5%	(8.6)%
Contract	2,281	1,560	7.2%	7.3%	(0.1)%
Total gross margin	23,193	20,613	23.1%	25.7%	(2.6)%

For the three months ended March 31, 2023 compared to the three months ended March 31, 2022

Total gross margin as a percentage of revenue for the three months ended March 31, 2023, decreased to 23.1% as compared to 25.7% for the three months ended March 31, 2022.

Hardware margin as a percentage of hardware revenue for the three months ended March 31, 2023, decreased to 16.4% as compared to 20.2% for the three months ended March 31, 2022. The decrease in margin was driven by a charge to our inventory.

Subscription service margin as a percentage of subscription service revenue for the three months ended March 31, 2023, was relatively unchanged at 50.2% as compared to 50.1% for the three months ended March 31, 2022. Subscription service margin for the three months ended March 31, 2023, included $5.7 million of amortization of acquired and internally developed technology compared to $5.1 million of amortization of acquired and internally developed technology for the three months ended March 31, 2022. Excluding the amortization of acquired and internally developed technology, adjusted subscription service gross margin was 71% compared to 74% for the three months ended March 31, 2023 and 2022, respectively (refer to "Non-GAAP Financial Measures" below for important information regarding adjusted subscription service gross margin, a non-GAAP financial measure).

Professional service margin as a percentage of professional service revenue for the three months ended March 31, 2023, decreased to 17.9% as compared to 26.5% for the three months ended March 31, 2022. The decrease in margin was substantially driven by a decrease in margins related to our implementation and hardware repair services.

Contract margin as a percentage of contract revenue for the three months ended March 31, 2023, was relatively unchanged at 7.2% as compared to 7.3% for the three months ended March 31, 2022.

Selling, General Administrative Expenses ("SG&A")

	Three Months Ended March 31,		Percentage of total revenue		Increase (decrease)
in thousands	2023	2022	2023	2022	2023 vs 2022
Selling, general and administrative	$27,478	$22,368	27.4%	27.9%	22.8%

For the three months ended March 31, 2023 compared to the three months ended March 31, 2022

SG&A expenses were $27.5 million for the three months ended March 31, 2023, an increase of $5.1 million or 22.8% compared to $22.4 million for the three months ended March 31, 2022. The increase was substantially driven by increases in internal technology infrastructure costs of $2.1 million and sales and marketing expense of

$1.4 million, both substantially driven by an increase in purchased services and higher compensation costs associated with additional personnel hired in 2022 as we continue to support the growth of our business. The residual increase of $1.5 million was due to the three months ended March 31, 2023, including three months of MENU SG&A expenses compared to zero months in the three months ended March 31, 2022.

Research and Development Expenses ("R&D")

	Three Months Ended March 31,		Percentage of total revenue		Increase (decrease)
in thousands	2023	2022	2023	2022	2023 vs 2022
Research and development	$14,315	$10,841	14.3%	13.5%	32.0%

For the three months ended March 31, 2023 compared to the three months ended March 31, 2022

R&D expenses were $14.3 million for the three months ended March 31, 2023, an increase of $3.5 million or 32.0% compared to $10.8 million for the three months ended March 31, 2022. The increase was substantially driven by increases in R&D expense related to our offerings for Guest Engagement of $3.5 million, substantially driven by higher compensation costs associated with additional personnel hired in 2022 as we continue to improve and diversify our product and service offerings. Of the $3.5 million increase related to Guest Engagement, $1.9 million was driven by the three months ended March 31, 2023, including three months of MENU R&D expenses compared to zero months in the three months ended March 31, 2022.

Other Operating Expenses

	Three Months Ended March 31,		Percentage of total revenue		Increase (decrease)
in thousands	2023	2022	2023	2022	2023 vs 2022
Amortization of identifiable intangible assets	$464	$213	0.5%	0.3%	117.8%
Adjustment to contingent consideration liability	(5,200)	—	(5.2)%	—%	—%

For the three months ended March 31, 2023 compared to the three months ended March 31, 2022

Amortization of identifiable intangible assets was $0.5 million for the three months ended March 31, 2023, which remained relatively unchanged as compared to $0.2 million for the three months ended March 31, 2022.

Included in operating expenses for the three months ended March 31, 2023, was a $5.2 million decrease to the fair value of the contingent consideration liability for certain post-closing revenue focused milestones from the MENU Acquisition. There was no comparable decrease to expense for the three months ended March 31, 2022.

Other Expense, Net

	Three Months Ended March 31,		Percentage of total revenue		Increase (decrease)
in thousands	2023	2022	2023	2022	2023 vs 2022
Other expense, net	$(59)	$(368)	(0.1)%	(0.5)%	(84.0)%

For the three months ended March 31, 2023 compared to the three months ended March 31, 2022

Other expense, net was $0.1 million for the three months ended March 31, 2023, a decrease of $0.3 million compared to $0.4 million for the three months ended March 31, 2022. Other expense, net substantially includes rental income, net of applicable expenses, foreign currency transactions gains and losses and other non-operating income/expenses. The change was substantially driven by sales and use tax expense and other miscellaneous expenses.

Interest Expense, Net

	Three Months Ended March 31,		Percentage of total revenue		Increase (decrease)
in thousands	2023	2022	2023	2022	2023 vs 2022
Interest expense, net	$(1,667)	$(2,463)	(1.7)%	(3.1)%	(32.3)%

For the three months ended March 31, 2023 compared to the three months ended March 31, 2022

Interest expense, net was $1.7 million for the three months ended March 31, 2023, a decrease of $0.8 million compared to $2.5 million for the three months ended March 31, 2022. The change was substantially driven by interest revenue from our short-term investments during the three months ended March 31, 2023.

Taxes

	Three Months Ended March 31,		Percentage of total revenue		Increase (decrease)
in thousands	2023	2022	2023	2022	2023 vs 2022
Provision for income taxes	$(315)	$(10)	(0.3)%	—%	> 200%

For the three months ended March 31, 2023 compared to the three months ended March 31, 2022

Provision for income taxes was $0.3 million for the three months ended March 31, 2023, an increase of $0.3 million as compared to $10.0 thousand for the three months ended March 31, 2022. The change was substantially driven by foreign jurisdiction tax obligations.

Key Performance Indicators and Non-GAAP Financial Measures:

We monitor certain key performance indicators and non-GAAP financial measures in the evaluation and management of our business; certain key performance indicators and non-GAAP financial measures are provided in this Quarterly Report as we believe they are useful in facilitating period-to-period comparisons of our business performance. Key performance indicators and non-GAAP financial measures do not reflect and should be viewed independently of our financial performance determined in accordance with GAAP. Key performance indicators and non-GAAP financial measures are not forecasts or indicators of future or expected results and should not have undue reliance placed upon them by investors.

Key Performance Indicators

Within this Quarterly Report, the Company makes reference to annual recurring revenue ("ARR") and active sites, which are both key performance indicators. The Company utilizes ARR and active sites as key performance indicators of the scale of our subscription services for both new and existing customers.

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

Payment Services), and Back Office (Data Central).

Annual Recurring Revenue

	As of March 31,		Increase (decrease)
In thousands	2023	2022	2023 vs 2022
Guest Engagement*	59,357	50,220	18.2%
Operator Solutions	45,236	35,518	27.4%
Back Office	11,305	8,703	29.9%
Total	$115,898	$94,441	22.7%
*Guest Engagement ARR includes MENU ARR only in the March 31, 2022 period

Active Sites

	As of March 31,		Increase (decrease)
In thousands	2023	2022	2023 vs 2022
Guest Engagement*	68.1	58.8	15.7%
Operator Solutions	20.5	16.9	21.6%
Back Office	7.1	6.0	18.1%
*Guest Engagement active sites includes MENU active sites only in the March 31, 2022 period

Non-GAAP Financial Measures

Within this Quarterly Report, the Company makes reference to adjusted subscription service gross margin, EBITDA, adjusted EBITDA, adjusted net loss, and adjusted diluted net loss per share which are non-GAAP financial measures. Adjusted subscription service gross margin represents subscription service gross margin adjusted to exclude amortization from acquired and internally developed software. EBITDA represents net loss before income taxes, interest expense and depreciation and amortization. Adjusted EBITDA represents EBITDA as adjusted to exclude certain non-cash and non-recurring charges, including stock-based compensation, acquisition expenses, certain pending litigation expenses and other non-recurring charges that may not be indicative of our financial performance. Adjusted net loss/adjusted diluted net loss per share represents net loss and net loss per share excluding amortization of acquired intangible assets, certain non-cash and non-recurring charges, including stock-based compensation, acquisition expense, certain pending litigation expenses and other non-recurring charges that may not be indicative of our financial performance.

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

	Three Months Ended March 31,
in thousands	2023	2022
Reconciliation of Net Loss to EBITDA and Adjusted EBITDA
Net loss	$(15,905)	$(15,650)
Provision for income taxes	315	10
Interest expense	1,667	2,463
Depreciation and amortization	6,933	6,384
EBITDA	$(6,990)	$(6,793)
Stock-based compensation expense (1)	3,055	3,537
Contingent consideration (2)	(5,200)	—
Severance (3)	253	—
Other expense – net (4)	59	368
Adjusted EBITDA	$(8,823)	$(2,888)

1	Adjustments reflect stock-based compensation expense of $3.1 million and $3.5 million for the three months ended March 31, 2023 and 2022, respectively.
2	Adjustment reflects non-cash changes to the fair market value of the contingent consideration liability related to the MENU Acquisition.
3	Adjustment reflects severance included in SG&A and R&D expense.
4	Adjustment reflects foreign currency transaction gains and losses, rental income and losses, and other non-recurring expenses recorded in other expense, net, in the accompanying statements of operations.

in thousands	Three Months Ended March 31,
Reconciliation of Net Loss/Diluted Net Loss per Share to Adjusted Net Loss/Adjusted Diluted Loss per Share:	2023		2022
Net loss/diluted loss per share	$(15,905)	$(0.58)	$(15,650)	$(0.58)
Non-cash interest expense (1)	522	0.02	486	0.02
Acquired intangible assets amortization (2)	4,564	0.17	4,114	0.15
Stock-based compensation expense (3)	3,055	0.11	3,537	0.13
Contingent consideration (4)	(5,200)	(0.19)	—	—
Severance (5)	253	0.01	—	—
Other expense – net (6)	59	—	368	0.01
Adjusted net loss/adjusted diluted loss per share	$(12,652)	$(0.46)	$(7,145)	$(0.26)

Adjusted weighted average common shares outstanding	27,344		26,970

1
Adjustment reflects non-cash accretion of interest expense and amortization of issuance costs related to the Senior Notes of $0.5 million and $0.5 million for the three months ended March 31, 2023 and 2022, respectively.

2	Adjustment amortization expense of acquired developed technology included within cost of sales of $4.1 million and $3.7 million for the three months ended March 31, 2023 and 2022, respectively; and amortization expense of acquired intangible assets of $0.5 million and $0.5 million for the three months ended March 31, 2023 and 2022, respectively.
3	Adjustment reflects stock-based compensation expense of $3.1 million and $3.5 million for the three months ended March 31, 2023 and 2022, respectively.
4	Adjustment reflects non-cash changes to the fair market value of the contingent consideration liability related to the MENU Acquisition.
5	Adjustment reflects severance included in SG&A and R&D expense.
6	Adjustment reflects foreign currency transaction gains and losses, rental income and losses, and other non-recurring expenses recorded in other expense, net, in the accompanying statements of operations.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash and cash equivalents and short-term investments. As of March 31, 2023, we had cash and cash equivalents of $48.7 million and short-term investments of $40.8 million. Cash and cash equivalents consist of highly liquid investments with maturities of 90 days or less, including money market funds. Short-term investments are held-to-maturity investment securities consisting of investment-grade interest bearing instruments, primarily treasury bills and notes, which are stated at amortized cost.

Cash used in operating activities was $16.7 million for the three months ended March 31, 2023, compared to $21.2 million for the three months ended March 31, 2022. Cash used for the three months ended March 31, 2023 was substantially driven by a net loss from operations, net of non-cash charges, and additional net working capital requirements substantially driven by an increase in accounts receivable resulting from revenue growth and a decrease in accrued salaries and benefits resulting from annual cash bonus payments.

Cash used in investing activities was $1.8 million for the three months ended March 31, 2023 compared to $3.1 million for the three months ended March 31, 2022. Investing activities during the three months ended March 31, 2023 included $0.5 million for purchases of short-term held-to-maturity securities and capital expenditures of $0.8 million for internal use software and $0.5 million for developed technology costs associated with our Restaurant/Retail software platforms.

Cash used in financing activities was $2.4 million for the three months ended March 31, 2023, compared to $1.4 million for the three months ended March 31, 2022. Cash used in financing activities during the three months ended March 31, 2023 was substantially driven by stock based compensation related transactions. We do not have any off-balance sheet arrangements or obligations.

We expect our available cash and cash equivalents will be sufficient to meet our operating needs for at least the next 12 months. Over the next 12 months our total contractual obligations are $34.0 million, consisting of purchase commitments for normal operations (purchase of inventory, software licensing, use of external labor, and third-party cloud services) of $24.5 million, interest payments of $8.0 million and facility leases of $1.5 million. We expect to fund such commitments with cash provided by operating activities and our sources of liquidity. Our actual cash needs will depend on many factors, including our rate of revenue growth, growth of our SaaS revenues, the timing and extent of spending to support our product development efforts, the timing of introductions of new products and enhancements to existing products, market acceptance of our products, and the factors described above in this Part I, Item 2. “Management's Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report and in the 2022 Annual Report and our other filings with the SEC.

We expect our non-current contractual obligations to include purchase commitments for normal operational expenses as well as payments to service our Senior Notes. Refer to “Note 6 – Debt” of the notes to condensed consolidated financial statements in "Part I, Item 1. Financial Statements and Supplementary Data" of this Quarterly Report for additional information. From time to time, we may seek to raise additional capital through equity, equity-linked, and debt financing arrangements. We cannot provide assurance that any additional financing will be available to us on acceptable terms or at all.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our financial statements are based on the application of accounting principles generally accepted in the United States of America. GAAP requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue, and expense amounts reported. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently applied. Valuations based on estimates are reviewed for reasonableness and adequacy on a consistent basis. Significant items subject to such estimates and assumptions include revenue recognition, stock-based compensation, the recognition and measurement of assets acquired and liabilities assumed in business combinations at fair value, the carrying amount of property, plant and equipment including right-to-use assets and liabilities, identifiable intangible assets and goodwill, the measurement of liabilities and equity recognized for outstanding convertible notes, valuation allowances for receivables, inventories, and measurement of contingent consideration at fair value. Actual results could differ from these estimates. Our estimates are subject to uncertainties, including those associated with market conditions, risks and trends. Refer to "Item 1A. Risk Factors" of this Quarterly Report for additional information. Our critical accounting policies have not changed materially from the discussion of those policies included under “Critical Accounting Policies and Estimates” in the 2022 Annual Report.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

Our primary exposures relate to certain non-dollar denominated sales and operating expenses in Canada, Europe and Asia. These primary currencies are the Great British Pound, the Euro, the Swiss Franc, the Serbian Dinar, the Australian dollar, the Singapore dollar, the Canadian dollar, the Indian Rupee and the Chinese Renminbi. Accordingly, changes in exchange rates may negatively affect our revenue and net income (loss) as expressed in U.S. dollars. We also have foreign currency risk related to foreign currency transactions and monetary assets and liabilities, including intercompany balances denominated in currencies that are not the functional currency. We have experienced and will continue to experience fluctuations in our net income (loss) as a result of gains (losses) on these foreign currency transactions and the remeasurement of monetary assets and liabilities. As of March 31, 2023, the impact of foreign currency exchange rate changes on our revenues and net income (loss) were not material. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy.

Interest Rate Risk

As of March 31, 2023, we had $13.8 million, $120.0 million, and $265.0 million in aggregate principal amount outstanding of the 2024 Notes, the 2026 Notes, and the 2027 Notes, respectively.

We carry the Senior Notes at face value less amortized debt issuance costs on the condensed consolidated balance sheets. Since the Senior Notes bear interest at fixed rates, we have no financial statement risk associated with changes in interest rates. However, the fair value of the Senior Notes changes when the market price of our common stock fluctuates or interest rates change.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2023. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2023.

Changes in Internal Control Over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, did not identify changes that occurred in our internal control over financial reporting during the quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

The information in “Note 10 – Commitments and Contingencies” of the notes to the financial statements (Part I, Item 1. Financial Statements) is incorporated herein by reference. We do not believe that we have any pending litigation that would have a material adverse effect on our financial condition or results of operations.

Item 1A. RISK FACTORS

The risks described in the “Risk Factors” section of our 2022 Annual Report could materially and adversely affect our business, financial condition, and results of operations, and the trading price of our common stock could decline. The Risk Factors section in our 2022 Annual Report remain current in all material respects. Refer also to the other information set forth in this Quarterly Report, including in the Forward-Looking Statements, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Financial Statements sections.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Under our equity incentive plan, employees may elect to have us withhold shares to satisfy minimum statutory federal, state and local tax withholding obligations arising from the vesting of their restricted stock and restricted stock units. When we withhold these shares, we are required to remit to the appropriate taxing authorities the market price of the shares withheld, which could be deemed a purchase of shares by us on the date of withholding. For the three months ended March 31, 2023, 79,686 shares were withheld.

The table below presents information regarding the Company's purchases of its equity securities for the time periods presented.

Period	Total Number of Shares Withheld	Average Price Paid Per Share
January 1, 2023 - January 31, 2023	—
February 1, 2023 - February 28, 2023	—
March 1, 2023 - March 31, 2023	79,686	$31.10
Total	79,686	$31.10

Item 5. OTHER INFORMATION

Amended and Restated Employment Letter: Service as Chief Executive Officer.

On May 9, 2023, Savneet Singh and the Company entered into an amended and restated employment letter (the “Employment Letter”), which amends and restates Mr. Singh’s prior employment letter, dated February 27, 2020, as amended on February 16, 2021 and March 16, 2022. Mr. Singh will continue to serve as the CEO and President of the Company and as a member of the Company’s board of directors (the "Board"). The Employment Letter became effective on May 9, 2023.

Mr. Singh’s annual base salary is $620,000. Beginning with the Company’s fiscal year ending December 31, 2023 (“FY 2023”) and for subsequent fiscal years while he serves as the Company’s CEO, Mr. Singh will participate in the Company’s short-term incentive plan as in effect from time to time for the Company’s executive officers (“STI Plan”). Under the STI Plan, Mr. Singh will be eligible to earn, on an annual basis, a cash bonus subject to the achievement of performance targets established by the Compensation Committee of the Board for the applicable year. Mr. Singh’s maximum STI bonus payout for FY 2023 is 200% of his base salary earned in FY 2023. The performance targets for FY 2023 set by the Compensation Committee consist of the Company’s achievement of non-GAAP EBITDA and live annual recurring revenue, or LARR, targets, weighted equally.

Mr. Singh will also receive 72,585 time-vesting restricted stock units (“Time-Vesting RSUs”) and 108,877 performance-vesting restricted stock units (“Performance RSUs”), with each restricted stock unit representing the right to receive one share of Company common stock upon vesting. Subject to Mr. Singh’s continued service with the Company through and including the applicable vesting date, the Time-Vesting RSUs will vest annually in equal installments of 1/3rd each, on March 1, 2024, March 1, 2025 and March 1, 2026, and the Performance RSUs will vest annually in equal installments of 1/3rd each, subject to the achievement of the performance targets and including the percentage of achievement as certified by the Compensation Committee, for the twelve-month performance periods ending December 31, 2023, December 31, 2024, and December 31, 2025. The percentage of Performance RSUs linked to a performance period eligible to vest will be determined by reference to the Company’s total shareholder return relative to comparator companies in the Russell 2000 Technology Index for the performance period.

The Employment Letter provides Mr. Singh with certain payments in the event Mr. Singh’s employment is terminated without cause, or if he resigns for good reason, or in the event of Mr. Singh’s death or disability. These payments include severance payments for a period of 15-months following termination of Mr. Singh’s employment by the Company without cause or Mr. Singh’s resignation for good reason, or severance payments for a period of 18-months if Mr. Singh is terminated during a change of control protection period, the payment of earned STI bonuses (without regard to his continued employment), and accelerated vesting and post-termination vesting of the Time-Vesting RSUs and Performance RSUs. Mr. Singh will also continue to be eligible to participate in the Company’s other benefits in which the Company’s other executive officers may participate. Mr. Singh's Employment Letter is attached as Exhibit 10.1 to the Quarterly Report.

Item 6. EXHIBITS

Exhibit Number		Incorporated by reference into this Quarterly Report on Form 10-Q		Date Filed or Furnished
	Exhibit Description	Form	Exhibit No.
3.1	Restated Certificate of Incorporation, as currently in effect	Form 10-Q (File No. 001-09720)	3.1	11/9/2022
3.2	Amended and Restated Bylaws, as currently in effect	Form 8-K (File No.001-09720)	3.1	9/26/2022
10.1	Amendment to Employment Letter between PAR Technology Corporation and Savneet Singh, dated May 9, 2023			Filed herewith
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended			Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended			Filed herewith
32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350			Furnished herewith
32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350			Furnished herewith
101.INS	Inline XBRL Instance Document			Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document			Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document			Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document			Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document			Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document			Filed herewith
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)			Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAR TECHNOLOGY CORPORATION
(Registrant)

Date:	May 10, 2023	/s/ Bryan A. Menar
Bryan A. Menar
Chief Financial Officer
(Principal Financial Officer)