Form 10-Q
period 2023-06-30
PAR TECHNOLOGY CORP
filed 2023-08-09
CIK 708821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2023
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

As of August 2, 2023, 27,445,056 shares of the registrant’s common stock, $0.02 par value, were outstanding.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 contains “forward-looking statements” within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not historical in nature, but rather are predictive of PAR's future operations, financial condition, financial results, business strategies and prospects. Forward-looking statements are generally identified by words such as “anticipate,” “believe,” “can”, “could”, “continue,” “expect,” “estimate,” “future”, “goal”, “intend,” “may,” “opportunity,” “plan,” “should,” “target”, “will,” “would,” “will likely result,” and similar expressions. Forward-looking statements are based on management's current expectations and assumptions that are subject to risks and uncertainties, many of which are beyond PAR's control, which could cause PAR's actual results to differ materially from those expressed in or implied by forward-looking statements, including statements relating to and PAR's expectations regarding: the impact of COVID-19 on its business, financial condition, and results of operations; the timing and expected benefits of acquisitions, divestitures, and capital markets transactions; the plans, strategies and objectives of management for future operations, including PAR's service and product offerings, its go-to-market strategies, and the expected development, demand, performance, market share or competitive performance of its products and services; PAR's ability to achieve and sustain profitability; projections of net revenue, margins, expenses, cash flows, or other financial items; PAR's annual recurring revenue, active sites, subscription service margins, net loss, net loss per share and other key performance indicators and financial measures; supply constraints, product and component shortages, manufacturing disruptions or logistics challenges; PAR's human capital strategies and engagement; current or future macroeconomic trends or geopolitical events and the impact of those trends and events on PAR and its financial performance; claims, disputes or other litigation matters; and assumptions underlying any of the foregoing. Factors, risks, trends, and uncertainties that could cause PAR's actual results to differ materially from those expressed in or implied by forward-looking statements include: the impact or results of PAR's responses to COVID-19 and the responses of governments, businesses, customers and consumers; PAR's ability to add and maintain active sites, retain and manage suppliers, secure alternative suppliers, and manage inventory levels, navigate manufacturing disruptions and logistics challenges, shipping delays and increased costs; PAR's ability to successfully attract, hire and retain necessary qualified employees to develop and expand its business; the protection of PAR's intellectual property; PAR's ability to retain and add integration partners, and its success in acquiring and developing relevant technology for current, new, and potential customers for the build-out of its service and product offerings; macroeconomic trends, such as a recession or slowed economic growth, bank failures or other banking industry disruptions, increased interest rates, inflation, and changes in consumer confidence and discretionary spending; geopolitical events, including the effects of the Russia-Ukraine war and escalating tensions between China and Taiwan; risks associated with PAR's international operations; changes in estimates and assumptions we make in connection with the preparation of our financial statements, in building our business and operational plans, and in executing our strategies; disruptions in operations from data breaches and cyberattacks; PAR's ability to maintain proper and effective internal control over financial reporting; PAR's ability to execute its business, operational plans, and strategies and manage its business continuity risks, including disruptions or delays in product assembly and fulfillment; potential impacts, liabilities and costs from pending or potential investigations, claims and disputes; and other factors, risks, trends and uncertainties that could cause PAR's actual results to differ materially from those expressed in or implied by forward-looking statements contained in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2022 filed with the Securities and Exchange Commission (“SEC”) on March 21, 2023, in this Quarterly Report, and in our other filings with the SEC. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise, except as may be required under applicable securities law.

PART I – FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS (unaudited)
PAR TECHNOLOGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(unaudited)

Assets	June 30, 2023	December 31, 2022
Current assets:
Cash and cash equivalents	$44,162	$70,328
Cash held on behalf of customers	9,024	7,205
Short-term investments	41,225	40,290
Accounts receivable – net	62,894	59,960
Inventories	26,512	37,594
Other current assets	8,963	8,572
Total current assets	192,780	223,949
Property, plant and equipment – net	14,974	12,961
Goodwill	487,647	486,762
Intangible assets – net	101,635	111,097
Lease right-of-use assets	3,996	4,061
Other assets	15,450	16,028
Total assets	$816,482	$854,858
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$13,589	$—
Accounts payable	27,156	23,283
Accrued salaries and benefits	15,366	18,936
Accrued expenses	6,002	6,531
Customers payable	9,024	7,205
Lease liabilities – current portion	1,011	1,307
Customer deposits and deferred service revenue	11,353	10,562
Total current liabilities	83,501	67,824
Lease liabilities – net of current portion	3,080	2,868
Deferred service revenue – noncurrent	4,359	5,125
Long-term debt	376,657	389,192
Other long-term liabilities	6,669	14,655
Total liabilities	474,266	479,664
Shareholders’ equity:
Preferred stock, $.02 par value, 1,000,000 shares authorized	—	—
Common stock, $0.02 par value, 58,000,000 shares authorized, 28,799,349 and 28,589,567 shares issued, 27,443,072 and 27,319,045 outstanding at June 30, 2023 and December 31, 2022, respectively	572	570
Additional paid in capital	602,155	595,286
Accumulated deficit	(240,811)	(205,204)
Accumulated other comprehensive loss	(2,924)	(1,365)
Treasury stock, at cost, 1,356,277 shares and 1,270,522 shares at June 30, 2023 and December 31, 2022, respectively	(16,776)	(14,093)
Total shareholders’ equity	342,216	375,194
Total Liabilities and Shareholders’ Equity	$816,482	$854,858
See accompanying notes to unaudited interim condensed consolidated financial statements

PAR TECHNOLOGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2023	2022	2023	2022
Revenues, net:
Hardware	$26,390	$28,390	$53,167	$53,477
Subscription service	30,372	23,150	58,337	44,421
Professional service	12,767	12,631	26,609	25,119
Contract	31,015	20,922	62,868	42,361
Total revenues, net	100,544	85,093	200,981	165,378
Costs of sales:
Hardware	21,326	24,211	43,707	44,208
Subscription service	17,233	10,661	31,158	21,277
Professional service	11,784	10,503	23,150	19,683
Contract	29,671	18,597	59,243	38,476
Total cost of sales	80,014	63,972	157,258	123,644
Gross margin	20,530	21,121	43,723	41,734
Operating expenses:
Selling, general and administrative	25,630	26,398	53,108	48,766
Research and development	14,888	10,101	29,203	20,942
Amortization of identifiable intangible assets	465	721	929	934
Adjustment to contingent consideration liability	(2,300)	—	(7,500)	—
Gain on insurance proceeds	(500)	—	(500)	—
Total operating expenses	38,183	37,220	75,240	70,642
Operating loss	(17,653)	(16,099)	(31,517)	(28,908)
Other income (expense), net	95	(257)	36	(625)
Interest expense, net	(1,735)	(2,451)	(3,402)	(4,914)
Loss before provision for income taxes	(19,293)	(18,807)	(34,883)	(34,447)
Provision for income taxes	(409)	(41)	(724)	(51)
Net loss	$(19,702)	$(18,848)	$(35,607)	$(34,498)
Net loss per share (basic and diluted)	$(0.72)	$(0.70)	$(1.30)	$(1.27)
Weighted average shares outstanding (basic and diluted)	27,357	26,982	27,381	27,070

See accompanying notes to unaudited interim condensed consolidated financial statements

PAR TECHNOLOGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(19,702)	$(18,848)	$(35,607)	$(34,498)
Other comprehensive income (loss), net of applicable tax:
Foreign currency translation adjustments	(1,517)	(161)	(1,559)	351
Comprehensive loss	$(21,219)	$(19,009)	$(37,166)	$(34,147)

See accompanying notes to unaudited interim condensed consolidated financial statements

PAR TECHNOLOGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(In thousands)
(unaudited)

	Common Stock			Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock		Total Shareholders’ Equity
	Shares		Amount				Shares	Amount
Balances at December 31, 2022	28,590		$570	$595,286	$(205,204)	$(1,365)	(1,271)	$(14,093)	$375,194
Issuance of common stock upon the exercise of stock options	5		—	52	—	—	—	—	52
Net issuance of restricted stock awards and restricted stock units	160		2	—	—	—	—	—	2
Treasury stock acquired from employees upon vesting or forfeiture of restricted stock	—		—	—	—	—	(79)	(2,478)	(2,478)
Stock-based compensation	—		—	3,055	—	—	—	—	3,055
Foreign currency translation adjustments	—		—	—	—	(42)	—	—	(42)
Net loss	—		—	—	(15,905)	—	—	—	(15,905)
Balances at March 31, 2023	28,755		$572	$598,393	$(221,109)	$(1,407)	(1,350)	$(16,571)	$359,878
Issuance of common stock upon the exercise of stock options	9		—	147	—	—	—	—	147
Net issuance of restricted stock awards and restricted stock units	35	1	—	—	—	—	—	—	—
Treasury stock acquired from employees upon vesting or forfeiture of restricted stock	—		—	—	—	—	(6)	(205)	(205)
Stock-based compensation	—		—	3,615	—	—	—	—	3,615
Foreign currency translation adjustments	—		—	—	—	(1,517)	—	—	(1,517)
Net loss	—		—	—	(19,702)	—	—	—	(19,702)
Balances at June 30, 2023	28,799		$572	$602,155	$(240,811)	$(2,924)	(1,356)	$(16,776)	$342,216

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

See accompanying notes to unaudited interim condensed consolidated financial statements

PAR TECHNOLOGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(35,607)	$(34,498)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13,815	12,857
Accretion of debt in interest expense	1,053	981
Current expected credit losses	784	482
Provision for obsolete inventory	352	1,363
Stock-based compensation	6,670	6,767
Adjustment to contingent consideration liability	(7,500)	—
Changes in operating assets and liabilities:
Accounts receivable	(3,690)	(11,360)
Inventories	10,798	(8,425)
Other current assets	(448)	1,596
Other assets	570	(2,521)
Accounts payable	3,086	5,305
Accrued salaries and benefits	(3,571)	(2,840)
Accrued expenses	(465)	(1,690)
Customer deposits and deferred service revenue	25	(1,043)
Customers payable	1,819	2,031
Other long-term liabilities	(486)	(594)
Net cash used in operating activities	(12,795)	(31,589)
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	—	(1,212)
Capital expenditures	(3,237)	(504)
Capitalization of software costs	(1,993)	(3,247)
Purchase of held to maturity investments	(935)	—
Net cash used in investing activities	(6,165)	(4,963)
Cash flows from financing activities:
Principal payments of long-term debt	—	(348)
Treasury stock acquired from employees upon vesting or forfeiture of restricted stock	(2,683)	(2,448)
Proceeds from exercise of stock options	202	1,018
Net cash used in financing activities	(2,481)	(1,778)
Effect of exchange rate changes on cash and cash equivalents	(2,906)	511
Net decrease in cash and cash equivalents and cash held on behalf of customers	(24,347)	(37,819)
Cash and cash equivalents and cash held on behalf of customers at beginning of period	77,533	188,419
Cash and cash equivalents and cash held on behalf of customers at end of period	$53,186	$150,600

Reconciliation of cash and cash equivalents and cash held on behalf of customers
Cash and cash equivalents	$44,162	$148,569
Cash held on behalf of customers	9,024	2,031
Total cash and cash equivalents and cash held on behalf of customers	$53,186	$150,600

See accompanying notes to unaudited interim condensed consolidated financial statements

PAR TECHNOLOGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)
(unaudited)

	Six Months Ended June 30,
	2023	2022
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$106	$16
Income taxes	525	—
Capitalized software recorded in accounts payable	642	39
Capital expenditures in accounts payable	131	147

See accompanying notes to unaudited interim condensed consolidated financial statements

PAR TECHNOLOGY CORPORATION
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 — Summary of Significant Accounting Policies

Nature of Business

PAR Technology Corporation (the “Company” or “PAR,” “we,” or “us”), through its consolidated subsidiaries, operates in two segments - the Restaurant/Retail segment and the Government segment. The Restaurant/Retail segment provides leading technology platforms to the restaurant and retail industries. We provide enterprise restaurants, franchisees, and other restaurant outlets in the three major restaurant categories - quick service, fast casual, and table service - with operational efficiencies by offering them a comprehensive suite of subscription services, hardware, and professional services. Our subscription services are grouped into three categories: Guest Engagement, which includes Punchh for customer loyalty and engagement and MENU for omnichannel digital ordering and delivery; Operator Solutions, which includes Brink POS for front-of-house and PAR Pay and PAR Payment Services for payments; and Back Office, which includes Data Central. PAR's Government segment provides technical expertise and development of advanced systems and software solutions for the U.S. Department of Defense ("DoD"), the intelligence community and other federal agencies. Additionally, we provide support services for satellite command and control, communication, and information technology ("IT") systems at several DoD facilities worldwide. The Government segment has three principal contract offerings: intelligence, surveillance, and reconnaissance solutions, mission systems operations and maintenance, and commercial software products for use in analytic and operational environments that leverage geospatial intelligence data. The accompanying unaudited interim condensed consolidated financial statements ("financial statements") include the Company's accounts and those of its consolidated wholly owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

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

Revenue and Cost of Sales Presentation Changes

Beginning with the 2022 Annual Report, we retroactively split our "Service" financial statement line items ("FSLIs"), presented in the consolidated statements of operations under "Revenues, net" and "Cost of sales", into two FSLIs, "Subscription Service" and "Professional Service", to provide clearer insight into these operationally and economically different revenue streams in light of recent acquisitions. This change in presentation did not impact revenue or cost of sales reported in our consolidated statements of operations prior to this change. With the change in our presentation of “Service”, we also changed the FSLI "Product", previously presented in our consolidated statements of operations under "Revenue, net" and "Cost of sales", to "Hardware", to better describe this revenue stream.
Use of Estimates

The preparation of the financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to these estimates and assumptions include revenue recognition, stock-based compensation, the recognition and measurement of assets acquired and liabilities assumed in business combinations at fair value, the carrying amount of property, plant, and equipment including right-to-use assets and liabilities, identifiable intangible assets and goodwill, valuation allowances for receivables, valuation of excess and obsolete inventories, and measurement of contingent consideration at fair value. Actual results could differ from those estimates.

Contingent Consideration

The acquisition date fair value of contingent consideration associated with the acquisition of MENU Technologies AG ("MENU") in July 2022 (the "MENU Acquisition") was determined using Monte-Carlo simulation valuation techniques, with significant inputs that are not observable in the market and thus represents a Level 3 fair value measurement as defined in ASC Topic 820, Fair Value Measurement. The simulation uses probability distribution for each significant input to produce hundreds or thousands of possible outcomes and the results are analyzed to determine probabilities of different outcomes occurring. Significant increases or decreases to these inputs in isolation would result in a significantly higher or lower liability. Ultimately, the liability will be equivalent to the amount paid, and the difference between the fair value estimate and amount paid will be recorded in earnings. The amount paid that is less than or equal to the liability on the acquisition date is reflected as cash used in financing activities in the Company's condensed consolidated statements of cash flows. Any amount paid in excess of the liability on the acquisition date is reflected as cash used in operating activities.

During the three months ended June 30, 2023, the MENU earn-out was amended to remove the EBITDA based threshold and reduce the future software as a service ("SaaS") annual recurring revenue threshold.

For the three months ended June 30, 2023, the Company recorded a $2.3 million adjustment to decrease the fair value of the contingent consideration liability related to the MENU Acquisition from $4.6 million as of March 31, 2023 to $2.3 million as of June 30, 2023. For the six months ended June 30, 2023, the Company recorded a $7.5 million adjustment to decrease the fair value of the contingent consideration liability related to the MENU Acquisition from $9.8 million as of December 31, 2022 to $2.3 million as of June 30, 2023.

Gain on Insurance Proceeds

During the three months ended June 30, 2023, the Company received $0.5 million of insurance proceeds in connection with the settlement of a legacy claim. No insurance proceeds were received during the six months ended June 30, 2022.

Cash and Cash Equivalents and Cash Held on Behalf of Customers

Cash and cash equivalents and cash held on behalf of customers consist of the following:

(in thousands)	June 30, 2023	December 31, 2022
Cash and cash equivalents
Cash	$11,477	$18,856
Money market funds	32,685	51,472
Cash held on behalf of customers	9,024	7,205
Total cash and cash equivalents and cash held on behalf of customers	$53,186	$77,533

The Company maintained bank balances that, at times, exceeded the federally insured limit during the six months ended June 30, 2023. The Company has not experienced losses relating to these deposits and management does not believe that the Company is exposed to any significant credit risk with respect to these amounts.

Short-Term Investments

The carrying value of investment securities consist of the following:

(in thousands)	June 30, 2023	December 31, 2022
Short-term investments
Treasury bills and notes	41,225	40,290
Total short-term investments	$41,225	$40,290

The Company did not record any material gains or losses on these securities during the six months ended June 30, 2023. The estimated fair value of these securities approximated their carrying value as of June 30, 2023 and December 31, 2022.

Other assets

Other assets includes the cash surrender value of life insurance related to the Company’s deferred compensation plan eligible to certain employees. The funded balance is reviewed on an annual basis. The balance of the life insurance policies was $3.3 million and $3.2 million at June 30, 2023 and December 31, 2022, respectively.

Other Long-Term Liabilities

Other liabilities represent amounts owed to employees that participate in the Company’s deferred compensation plan and contingent consideration recognized in conjunction with the MENU Acquisition (refer to “Contingent Consideration” above for additional information).

Amounts owed to employees participating in the deferred compensation plan were $1.6 million and $1.7 million at June 30, 2023 and December 31, 2022, respectively.

Related Party Transactions

During the six months ended June 30, 2022, Act III Management LLC (“Act III Management”), a service company to the restaurant, hospitality, and entertainment industries, provided software development and restaurant technology consulting services to the Company pursuant to a master development agreement. Additionally, during the six months ended June 30, 2023, Ronald Shaich, the sole member of Act III Management, served as a strategic advisor to the Company's board of directors pursuant to a strategic advisor agreement, which terminated on June 1, 2023. Keith Pascal, a director of the Company, is an employee of Act III Management and serves as its vice president and secretary. Mr. Pascal does not have an ownership interest in Act III Management.

As of June 30, 2023 and December 31, 2022, the Company had zero accounts payable owed to Act III Management. During the three months ended June 30, 2023 and 2022, the Company paid Act III Management $0.1 million and $0.3 million, respectively, and during the six months ended June 30, 2023 and 2022, the Company paid Act III Management $0.1 million and $0.5 million, respectively, for services performed under the master development and strategic advisor agreements.

Recently Adopted Accounting Pronouncements

There were no recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2023 that are of significance or potential significance to the Company.

Note 2 — Revenue Recognition
Performance Obligations Outstanding
The Company's performance obligations outstanding represent the transaction price of firm, non-cancellable orders, with expected delivery dates to customers after June 30, 2023 and December 31, 2022, respectively, for work that has not yet been performed. The aggregate incomplete performance obligations attributable to each of the Company's reporting segments is as follows:

	June 30, 2023		December 31, 2022
	Current under one year	Non-current over one year	Current under one year	Non-current over one year
Restaurant/Retail	$9,795	$4,359	$8,459	$5,125
Government	—	—	—	—
Total	$9,795	$4,359	$8,459	$5,125

Deferred revenue is recorded when cash payments are received or due in advance of revenue recognition from subscription services and professional services. The timing of revenue recognition may differ from when customers are invoiced. The changes in deferred revenue, inclusive of both current and long-term, are as follows:

(in thousands)	2023	2022
Beginning balance - January 1	$13,584	$20,046
Recognition of deferred revenue	(14,112)	(19,200)
Deferral of revenue	14,682	17,649
Ending balance - June 30	$14,154	$18,495
The above table excludes customer deposits of $1.6 million and $1.6 million as of the six months ended June 30, 2023 and 2022, respectively. All deferred revenue relates to subscription services and professional services. These balances are recognized on a straight-line basis over the life of the contract, with the majority of the balance being recognized within the next twelve months.

In the Restaurant/Retail segment most performance obligations relate to subscription service and professional service contracts, approximately 69% of which the Company expects to fulfill within 12 months of June 30, 2023. Most performance obligations greater than one year relate to professional service contracts that the Company expects to fulfill within 36 months of June 30, 2023. The Company expects to fulfill 100% of subscription service and professional service contracts within 60 months of June 30, 2023. At June 30, 2023 and December 31, 2022, transaction prices allocated to future performance obligations were $14.2 million and $13.6 million, respectively.

During the three months ended June 30, 2023 and 2022, the Company recognized revenue included in deferred revenue at the beginning of each respective period of $2.9 million and $5.0 million. During the six months ended June 30, 2023 and 2022, the Company recognized revenue included in deferred revenue at the beginning of each respective period of $6.0 million and $9.5 million.

In the Government segment, the value of existing contracts at June 30, 2023, net of amounts relating to work performed to that date, was approximately $297.0 million, of which $96.6 million was funded, and at December 31, 2022, the value of existing contracts, net of amounts relating to work performed to that date, was approximately $333.9 million, of which $86.5 million was funded. The value of existing contracts in the Government segment, net of amounts relating to work performed at June 30, 2023, is expected to be recognized as revenue over time as follows:

(in thousands)
Next 12 months	$156,049
Months 13-24	98,952
Months 25-36	28,760
Thereafter	13,280
Total	$297,041

Disaggregated Revenue

The Company disaggregates revenue from contracts with customers by major product line for each of its reporting segments because the Company believes it best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by contract terms and economic factors.

Disaggregated revenue is as follows:

	Three Months Ended June 30, 2023
(in thousands)	Restaurant/Retail point in time	Restaurant/Retail over time	Government point in time	Government over time
Hardware	$26,390	$—	$—	$—
Subscription service	—	30,372	—	—
Professional service	5,709	7,058	—	—
Mission systems	—	—	—	9,218
Intelligence, surveillance, and reconnaissance solutions	—	—	—	21,510
Commercial software	—	—	129	158
Total	$32,099	$37,430	$129	$30,886

	Three Months Ended June 30, 2022
(in thousands)	Restaurant/Retail point in time	Restaurant/Retail over time	Government point in time	Government over time
Hardware	$28,390	$—	$—	$—
Subscription service	—	23,150	—	—
Professional service	4,511	8,120	—	—
Mission systems	—	—	—	11,747
Intelligence, surveillance, and reconnaissance solutions	—	—	—	8,883
Commercial software	—	—	129	163
Total	$32,901	$31,270	$129	$20,793

	Six Months Ended June 30, 2023
	Restaurant/Retail point in time	Restaurant/Retail over time	Government point in time	Government over time
Hardware	$53,167	$—	$—	$—
Subscription service	—	58,337	—	—
Professional service	12,195	14,414	—	—
Mission systems	—	—	—	18,601
Intelligence, surveillance, and reconnaissance solutions	—	—	—	43,726
Commercial software	—	—	210	331
Total	$65,362	$72,751	$210	$62,658

	Six Months Ended June 30, 2022
	Restaurant/Retail point in time	Restaurant/Retail over time	Government point in time	Government over time
Hardware	$53,477	$—	$—	$—
Subscription service	—	44,421	—	—
Professional service	8,855	16,264	—	—
Mission systems	—	—	—	24,037
Intelligence, surveillance, and reconnaissance solutions	—	—	—	17,798
Commercial software	—	—	212	314
Total	$62,332	$60,685	$212	$42,149
Note 3 — Acquisitions

MENU Acquisition

On July 25, 2022, ParTech, Inc. ("ParTech") acquired 100% of the stock of MENU, a restaurant technology company offering fully integrated omnichannel ordering solutions to restaurants worldwide, for purchase consideration of approximately $18.4 million paid in cash and $6.3 million paid in shares of Company common stock. 162,917 shares of common stock were issued as purchase consideration, determined using a fair value share price of $38.67. In addition, the sellers have the opportunity to earn additional cash and Company common stock consideration over an earn-out period ending July 31, 2024, primarily based on MENU's future SaaS annual recurring revenues. As of the date of acquisition, the Company determined the fair value of the MENU earn-out to be $14.2 million.

The transaction was accounted for as a business combination in accordance with ASC Topic 805, Business Combinations. Accordingly, assets acquired and liabilities assumed have been accounted for at their preliminarily determined respective fair values as of the date of acquisition. The fair value determinations were based on management's best estimates and assumptions, and with the assistance of independent valuation and tax consultants.

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

Note 4 — Accounts receivable, net

The Company’s net accounts receivables consist of:

(in thousands)	June 30, 2023	December 31, 2022
Government segment	$16,521	$17,320
Restaurant/Retail segment	46,373	42,640
Accounts receivable, net	$62,894	$59,960

Accounts receivables recorded as of June 30, 2023 and December 31, 2022 represent unconditional rights to payments from customers. At June 30, 2023 and December 31, 2022, the Company had current expected credit loss of $2.3 million and $2.1 million, respectively, against accounts receivable for the Restaurant/Retail segment.

Changes in the current expected credit loss for the six months ended June 30 were:

(in thousands)	2023	2022
Beginning Balance - January 1	$2,134	$1,306
Provisions	784	482
Write-offs	(643)	(218)
Ending Balance - June 30	$2,275	$1,570

Note 5 — Inventories, net

Inventories are used in the assembly and service of Restaurant/Retail hardware. The components of inventory, adjusted for reserves, consisted of the following:

(in thousands)	June 30, 2023	December 31, 2022
Finished goods	$16,084	$21,998
Work in process	166	383
Component parts	9,193	13,749
Service parts	1,069	1,464
Inventories, net	$26,512	$37,594

At June 30, 2023 and December 31, 2022, the Company had excess and obsolescence reserves of $11.2 million and $10.9 million, respectively, against inventories.

Note 6 — Identifiable Intangible Assets and Goodwill

The Company's identifiable intangible assets represent intangible assets acquired in acquisitions and software development costs. The components of identifiable intangible assets are:

(in thousands)	June 30, 2023	December 31, 2022	Estimated Useful Life	Weighted-Average Amortization Period
Acquired developed technology	$119,800	$119,800	3 - 7 years	4.84 years
Internally developed software costs	34,595	32,274	3 years	1.89 years
Customer relationships	12,360	12,360	7 years	4.37 years
Trade names	1,410	1,410	2 - 5 years	1.5 years
Non-competition agreements	30	30	1 year	1 year
	168,195	165,874
Impact of currency translation on intangible assets	645	304
Less: accumulated amortization	(75,823)	(63,386)
	93,017	102,792
Internally developed software costs not meeting general release threshold	2,418	2,105
Trademarks, trade names (non-amortizable)	6,200	6,200	Indefinite
	$101,635	$111,097

Software costs placed into service during the three months ended June 30, 2023 and 2022, were $1.5 million and $1.4 million, respectively. Software costs placed into service during the six months ended June 30, 2023 and 2022, were $2.3 million and $2.9 million, respectively.

The following table summarizes amortization expense for acquired developed technology and internally developed software:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Amortization of acquired developed technology	$4,092	$3,650	$8,171	$7,300
Amortization of internally developed software	1,602	1,670	3,337	3,304
Impact of currency translation on intangible assets	(212)	—	(341)	—

The expected future amortization of intangible assets, assuming straight-line amortization of capitalized software development costs and acquisition related intangibles, excluding software development costs not meeting the general release threshold, is as follows:

(in thousands)
2023, remaining	$12,154
2024	21,890
2025	20,147
2026	17,888
2027	14,778
Thereafter	6,160
Total	$93,017

Goodwill carried by the Restaurant/Retail and Government segments is as follows:

(in thousands)
Beginning balance - December 31, 2022	$486,762
Foreign currency translation	885
Ending balance - June 30, 2023	$487,647
Note 7 — Debt

Convertible Senior Notes

The following table summarizes information about the net carrying amounts of long-term debt, consisting of the 4.500% Convertible Senior Notes due 2024 (the “2024 Notes”), 2.875% Convertible Senior Notes due 2026 (the “2026 Notes”), and the 1.50% Convertible Senior Notes due 2027 (the “2027 Notes”, and together with the 2024 Notes and 2026 Notes, the “Senior Notes”), as of June 30, 2023:

(in thousands)	2024 Notes	2026 Notes	2027 Notes	Total
Principal amount of notes outstanding	$13,750	$120,000	$265,000	$398,750
Unamortized debt issuance cost	(161)	(2,167)	(6,176)	(8,504)
Total long-term portion of notes payable	$13,589	$117,833	$258,824	$390,246

The following table summarizes information about the Senior Notes as of December 31, 2022:

(in thousands)	2024 Notes	2026 Notes	2027 Notes	Total
Principal amount of notes outstanding	$13,750	$120,000	$265,000	$398,750
Unamortized debt issuance cost	(257)	(2,511)	(6,790)	(9,558)
Total long-term portion of notes payable	$13,493	$117,489	$258,210	$389,192
The following tables summarize interest expense recognized on the Senior Notes:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Contractual interest expense	$2,011	$2,011	$4,005	$4,014
Accretion of debt in interest expense	531	495	1,053	981
Total interest expense	$2,542	$2,506	$5,058	$4,995

The following table summarizes the future principal payments as of June 30, 2023:

(in thousands)
2023, remaining	$—
2024	13,750
2025	—
2026	120,000
2027	265,000
Thereafter	—
Total	$398,750

Note 8 — Stock-Based Compensation

The Company applies the fair value recognition provisions of ASC Topic 718: Stock Compensation. Stock-based compensation expense, net of forfeitures of $0.2 million and $0.2 million, was $3.6 million and $3.2 million for the three months ended June 30, 2023 and 2022, respectively. Stock-based compensation expense, net of forfeitures of $0.3 million and $0.8 million, was $6.7 million and $6.8 million for the six months ended June 30, 2023 and 2022, respectively.

At June 30, 2023, the aggregate unrecognized compensation expense related to unvested equity awards was $29.0 million, which is expected to be recognized as compensation expense in fiscal years 2023 through 2026.

A summary of stock option activity for the six months ended June 30, 2023 is below:

(in thousands, except for weighted average exercise price)	Options outstanding	Weighted average exercise price
Outstanding at January 1, 2023	1,029	$12.82
Exercised	(14)	11.73
Canceled/forfeited	(12)	13.11
Outstanding at June 30, 2023	1,003	$12.84

A summary of unvested restricted stock units activity for the six months ended June 30, 2023 is below:

(in thousands, except for weighted average award value)	Restricted Stock Unit Awards	Weighted average award value
Outstanding at January 1, 2023	512	$35.96
Granted	620	34.30
Vested	(203)	32.06
Canceled/forfeited	(49)	39.20
Outstanding at June 30, 2023	880	$34.94
Note 9 — Net Loss Per Share

Net loss per share is calculated in accordance with ASC Topic 260: Earnings per Share, which specifies the computation, presentation and disclosure requirements for earnings per share (“EPS”). It requires the presentation of basic and diluted EPS. Basic EPS excludes all dilution and is based upon the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the potential dilution that would occur if convertible securities or other contracts to issue common stock were exercised. At June 30, 2023, there were 1,003,000 anti-dilutive stock options outstanding compared to 1,068,000 as of June 30, 2022. At June 30, 2023 there were 880,000 anti-dilutive restricted stock units compared to 591,000 as of June 30, 2022.
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
Starting with this Quarterly Report, we retroactively combined operating results noted as "Other" with operating results from our Restaurant/Retail segment because this better reflects the manner in which management reviews and assesses performance.

Information as to the Company’s segments is set forth in the tables below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:
Restaurant/Retail	$69,529	$64,171	$138,113	$123,017
Government	31,015	20,922	62,868	42,361
Total	$100,544	$85,093	$200,981	$165,378

Operating (loss) income:
Restaurant/Retail	$(18,982)	$(18,413)	$(35,129)	$(32,769)
Government	1,329	2,314	3,612	3,861
Total	(17,653)	(16,099)	(31,517)	(28,908)
Other income (expense), net	95	(257)	36	(625)
Interest expense, net	(1,735)	(2,451)	(3,402)	(4,914)
Loss before provision for income taxes	$(19,293)	$(18,807)	$(34,883)	$(34,447)

Depreciation, amortization and accretion:
Restaurant/Retail	$7,297	$6,832	$14,637	$13,610
Government	116	119	231	228
Total	$7,413	$6,951	$14,868	$13,838

Capital expenditures including software costs:
Restaurant/Retail	$3,752	$1,989	$5,789	$3,880
Government	84	13	214	57
Total	$3,836	$2,002	$6,003	$3,937

Revenues by country:
United States	$95,375	$79,258	$190,813	$154,851
International	5,169	5,835	10,168	10,527
Total	$100,544	$85,093	$200,981	$165,378

The following table represents assets by reporting segment.

(in thousands)	June 30, 2023	December 31, 2022
Restaurant/Retail	$700,746	$722,958
Government	20,340	21,443
Other	95,396	110,457
Total	$816,482	$854,858

The following table represents assets by country based on the location of the assets.

(in thousands)	June 30, 2023	December 31, 2022
United States	$773,777	$809,437
Other Countries	42,705	45,421
Total	$816,482	$854,858

The following table represents goodwill by reporting segment.

(in thousands)	June 30, 2023	December 31, 2022
Restaurant/Retail	$486,911	$486,026
Government	736	736
Total	$487,647	$486,762

Customers comprising 10% or more of the Company’s total revenues by reporting segment are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Restaurant/Retail reporting segment:
Yum! Brands, Inc.	9%	10%	10%	10%
McDonald’s Corporation	7%	14%	8%	12%
Government reporting segment:
U.S. Department of Defense	31%	25%	31%	26%
All Others	53%	51%	51%	52%
	100%	100%	100%	100%

No other customer within All Others represented 10% or more of the Company’s total revenue for the three and six months ended June 30, 2023 or 2022.
Note 12 — Fair Value of Financial Instruments
The Company’s financial instruments have been recorded at fair value using available market information and valuation techniques. The fair value hierarchy is based upon three levels of input, which are:

Level 1 — quoted prices in active markets for identical assets or liabilities (observable)

Level 2 — inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in inactive markets, or other inputs that are observable market data for essentially the full term of the asset or liability (observable)

Level 3 — unobservable inputs that are supported by little or no market activity, but are significant to determining the fair value of the asset or liability (unobservable)

The Company’s financial instruments primarily consist of cash and cash equivalents, cash held on behalf of customers, short-term investments, debt instruments and deferred compensation assets and liabilities. The carrying amounts of cash and cash equivalents, cash held on behalf of customers, and short-term investments as of June 30, 2023 and December 31, 2022 were considered representative of their fair values because of their short-term nature. Debt instruments are recorded at principal amount net of unamortized debt issuance cost and discount (refer to "Note 7 - Debt" for additional information). The estimated fair value of the 2024 Notes, 2026 Notes, and 2027 Notes at June 30, 2023 was $19.7 million, $127.3 million, and $210.5 million respectively. The valuation techniques used to determine the fair value of the Senior Notes are classified in Level 2 of the fair value hierarchy as they are derived from broker quotations.

Deferred compensation assets and liabilities primarily relate to the Company’s deferred compensation plan, which allows for pre-tax salary deferrals for certain key employees. Changes in the fair value of the deferred compensation liabilities are derived using quoted prices in active markets of the asset selections made by plan participants. Deferred compensation liabilities are classified in Level 2, the fair value classification as defined under FASB ASC Topic 820: Fair Value Measurements, because their inputs are derived principally from observable market data by correlation to the hypothetical investments. The Company holds insurance investments to partially offset the Company’s liabilities under its deferred compensation plan, which are recorded at fair value each period using the cash surrender value of the insurance investments.

The cash surrender value of the life insurance policy was $3.3 million and $3.2 million at June 30, 2023 and December 31, 2022, respectively, and is included in other assets on the condensed consolidated balance sheets. Amounts owed to employees participating in the deferred compensation plan at June 30, 2023 were $1.6 million compared to $1.7 million at December 31, 2022 and are included in other long-term liabilities on the condensed consolidated balance sheets.

The Company uses a Monte Carlo simulation of a discounted cash flow model to determine the fair value of the earn-out liability associated with the MENU Acquisition. Significant inputs used in the simulation are not observable in the market and thus the liability represents a Level 3 fair value measurement as defined in ASC 820. Ultimately, the liability will be equivalent to the amount paid, and the difference between the fair value estimate and amount paid will be recorded in earnings. The amount paid that is less than or equal to the liability on the acquisition date will be reflected as cash used in financing activities in the Company's condensed consolidated statements of cash flows. Any amount paid in excess of the liability on the acquisition date will be reflected as cash used in operating activities.

During the three months ended June 30, 2023, the MENU earn-out was amended to remove the EBITDA based threshold and reduce the future SaaS annual recurring revenue threshold. The Company determined the fair value of the MENU earn-out contingent liability to be $2.3 million at June 30, 2023.

The following table presents the changes in the estimated fair values of the Company’s liabilities for contingent consideration measured using significant unobservable inputs (Level 3) for the three months ended June 30, 2023:

(in thousands)
Balance at December 31, 2022	$9,800
Change in fair value of contingent consideration	(7,500)
Balance at June 30, 2023	$2,300

The change in fair value of contingent consideration was recorded within "Adjustment to contingent consideration liability" in the condensed consolidated statement of operations.

The following table provides quantitative information associated with the fair value measurement of the Company’s liabilities for contingent consideration:

	June 30, 2023
Contingency Type	Maximum Payout (1) (undiscounted) (in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average or Range
Revenue based payments	$14,100	$2,300	Monte Carlo	Revenue volatility	25.0%
				Discount rate	14.0%
				Projected year of payments	2024

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
OVERVIEW

We operate through our wholly owned subsidiaries ParTech, Inc. and PAR Government Systems Corporation in two distinct reporting segments, Restaurant/Retail and Government.

Our Restaurant/Retail segment provides leading technology platforms to the restaurant and retail industries, with more than 500 customers and more than 70,000 active restaurant locations. We provide enterprise restaurants, franchisees, and other restaurant outlets in the three major restaurant categories - quick service, fast casual, and table service - with operational efficiencies through a data driven network with integration capabilities from point of sale to the kitchen, to fulfillment. Our comprehensive suite of subscription services, hardware, and professional services simplifies customers' operations, elevates customer engagement, and facilitates customer success. Our subscription services, which consist of our SaaS solutions, related software support, and transaction-based payment processing, are grouped into three categories: Guest Engagement, which includes Punchh for customer loyalty and engagement and MENU for omnichannel digital ordering and delivery; Operator Solutions, which includes Brink POS for front-of-house and PAR Pay and PAR Payment Services for payments; and Back Office, which includes Data Central. More than 400 partners leverage our open platform to extend the reach and capabilities of their own solutions for the leading brands in our industry.

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

Year-to-Date Q2 2023 Performance Highlights

•Annual Recurring Revenues ("ARR") grew to $122.5 million - a 24.3% increase from $98.6 million reported as of June 30, 2022.

•Active sites expansion
◦Guest Engagement active sites expanded to 70.5 thousand - a 13.1% increase from the 62.3 thousand reported as of June 30, 2022.
◦Operator Solutions active sites expanded to 21.5 thousand - a 21.5% increase from the 17.7 thousand reported as of June 30, 2022.
◦Back Office active sites expanded to 7.2 thousand - an 12.5% increase from the 6.4 thousand reported as of June 30, 2022.

•Subscription service gross margin was 46.6% for the six months ended June 30, 2023 - a 5.5% decrease from 52.1% for the six months ended June 30, 2022. Adjusted subscription service gross margin was 65% for the six months ended June 30, 2023 - a 10% decrease from 75% for the six months ended June 30, 2022. Refer to "Gross Margin" discussion below for the reconciliation between subscription service gross margin and adjusted subscription service gross margin, a non-GAAP financial measure.

Refer to "Key Performance Indicators and Non-GAAP Financial Measures" below for important information on key performance indicators and non-GAAP financial measures, including ARR, active sites, and adjusted subscription service gross margin, used by us to evaluate Restaurant/Retail segment performance.

RESULTS OF OPERATIONS

Consolidated Results:

	Three Months Ended June 30,			Percentage of total revenue		Increase (decrease)
in thousands	2023		2022	2023	2022	2023 vs 2022
Revenues, net:
Hardware	$26,390		$28,390	26.2%	33.4%	(7.0)%
Subscription services	30,372		23,150	30.2%	27.2%	31.2%
Professional services	12,767		12,631	12.7%	14.8%	1.1%
Contract	31,015		20,922	30.8%	24.6%	48.2%
Total revenues, net	$100,544		$85,093	100.0%	100.0%	18.2%

Gross margin
Hardware	$5,064		$4,179	5.0%	4.9%	21.2%
Subscription services	13,139		12,489	13.1%	14.7%	5.2%
Professional services	983		2,128	1.0%	2.5%	(53.8)%
Contract	1,344		2,325	1.3%	2.7%	(42.2)%
Total gross margin	$20,530		$21,121	20.4%	24.8%	(2.8)%

Operating expenses
Selling, general and administrative	$25,630	—	$26,398	25.5%	31.0%	(2.9)%
Research and development	14,888	—	10,101	14.8%	11.9%	47.4%
Amortization of identifiable intangible assets	465	—	721	0.5%	0.8%	(35.5)%
Adjustment to contingent consideration liability	(2,300)		—	(2.3)%	—%	—%
Gain on insurance proceeds	(500)	—	—	(0.5)%	—%	—%
Total operating expenses	$38,183	—	$37,220	38.0%	43.7%	2.6%

Loss from operations	$(17,653)		$(16,099)	(17.6)%	(18.9)%	9.7%
Other income (expense), net	95		(257)	0.1%	(0.3)%	(137.0)%
Interest expense, net	(1,735)		(2,451)	(1.7)%	(2.9)%	(29.2)%
Loss before benefit from income taxes	(19,293)		(18,807)	(19.2)%	(22.1)%	2.6%
Provision for income taxes	(409)		(41)	(0.4)%	—%	> 200%
Net loss	$(19,702)		$(18,848)	(19.6)%	(22.1)%	4.5%

Consolidated Results (continued):

	Six Months Ended June 30,		Percentage of total revenue		Increase (decrease)
in thousands	2023	2022	2023	2022	2023 vs 2022
Revenues, net:
Hardware	$53,167	$53,477	26.5%	32.3%	(0.6)%
Subscription service	58,337	44,421	29.0%	26.9%	31.3%
Professional service	26,609	25,119	13.2%	15.2%	5.9%
Contract	62,868	42,361	31.3%	25.6%	48.4%
Total revenues, net	$200,981	$165,378	100.0%	100.0%	21.5%

Gross margin
Hardware	$9,460	$9,269	4.7%	5.6%	2.1%
Subscription service	27,179	23,144	13.5%	14.0%	17.4%
Professional service	3,459	5,436	1.7%	3.3%	(36.4)%
Contract	3,625	3,885	1.8%	2.3%	(6.7)%
Total gross margin	$43,723	$41,734	21.8%	25.2%	4.8%

Operating expenses
Selling, general and administrative	$53,108	$48,766	26.4%	29.5%	8.9%
Research and development	29,203	20,942	14.5%	12.7%	39.4%
Amortization of identifiable intangible assets	929	934	0.5%	0.6%	(0.5)%
Adjustment to contingent consideration liability	(7,500)	—	(3.7)%	—%	—%
Gain on insurance proceeds	(500)	—	(0.2)%	—%	—%
Total operating expenses	$75,240	$70,642	37.4%	42.7%	6.5%

Loss from operations	$(31,517)	$(28,908)	(15.7)%	(17.5)%	9.0%
Other expense, net	36	(625)	—%	(0.4)%	(105.8)%
Interest expense, net	(3,402)	(4,914)	(1.7)%	(3.0)%	(30.8)%
Loss before benefit from income taxes	(34,883)	(34,447)	(17.4)%	(20.8)%	1.3%
(Provision for) benefit from income taxes	(724)	(51)	(0.4)%	—%	1319.6%
Net loss	$(35,607)	$(34,498)	(17.7)%	(20.9)%	3.2%

Segment Revenue by Product Line as Percentage of Total Revenue

	Three Months Ended June 30,
			Percentage of total revenue		Increase (decrease)
In thousands	2023	2022	2023	2022	2023 vs 2022
Hardware	$26,390	$28,390	26.2%	33.4%	(7.0)%
Subscription service	30,372	23,150	30.2%	27.2%	31.2%
Professional service	12,767	12,631	12.7%	14.8%	1.1%
Total Restaurant/Retail	69,529	64,171	69.2%	75.4%	8.3%

Mission systems	9,218	11,747	9.2%	13.8%	(21.5)%
Intelligence, surveillance, and reconnaissance solutions	21,510	8,883	21.4%	10.4%	142.1%
Commercial software	287	292	0.3%	0.3%	(1.7)%
Total Government	31,015	20,922	30.8%	24.6%	48.2%

Total revenue	$100,544	$85,093	100.0%	100.0%	18.2%

	Six Months Ended June 30,
			Percentage of total revenue		Increase (decrease)
In thousands	2023	2022	2023	2022	2023 vs 2022
Hardware	$53,167	$53,477	26.5%	32.3%	(0.6)%
Subscription service	58,337	44,421	29.0%	26.9%	31.3%
Professional service	26,609	25,119	13.2%	15.2%	5.9%
Total Restaurant/Retail	138,113	123,017	68.7%	74.4%	12.3%

Mission systems	18,601	24,037	9.3%	14.5%	(22.6)%
Intelligence, surveillance, and reconnaissance solutions	43,726	17,798	21.8%	10.8%	145.7%
Commercial software	541	526	0.3%	0.3%	2.9%
Total Government	62,868	42,361	31.3%	25.6%	48.4%

Total revenue	$200,981	$165,378	100.0%	100.0%	21.5%

Revenues, Net

	Three Months Ended June 30,		Percentage of total revenue		Increase (decrease)
in thousands	2023	2022	2023	2022	2023 vs 2022
Hardware	$26,390	$28,390	26.2%	33.4%	(7.0)%
Subscription services	30,372	23,150	30.2%	27.2%	31.2%
Professional services	12,767	12,631	12.7%	14.8%	1.1%
Contract	31,015	20,922	30.8%	24.6%	48.2%
Total revenues, net	$100,544	$85,093	100.0%	100.0%	18.2%

For the three months ended June 30, 2023 compared to the three months ended June 30, 2022

Total revenues were $100.5 million for the three months ended June 30, 2023, an increase of $15.5 million or 18.2% compared to $85.1 million for the three months ended June 30, 2022.

Hardware revenues were $26.4 million for the three months ended June 30, 2023, a decrease of $2.0 million or 7.0% compared to $28.4 million for the three months ended June 30, 2022. The decrease was substantially driven by a decrease in sales volume of terminals.

Subscription service revenues were $30.4 million for the three months ended June 30, 2023, an increase of $7.2 million or 31.2% compared to $23.2 million for the three months ended June 30, 2022. The increase was substantially driven by increased subscription service revenues from our Operator Solutions services of $3.3 million, driven by a 21% increase in active sites and 19% increase in average revenue per site. The residual increase of $2.9 million was substantially driven by increased subscription service revenues from our Guest Engagement services, driven by a 13% increase in active sites, a 7% increase in average revenue per site, and $0.5 million of post-acquisition MENU revenues.

Professional service revenues were $12.8 million for the three months ended June 30, 2023, which was relatively unchanged from $12.6 million for the three months ended June 30, 2022.

Contract revenues were $31.0 million for the three months ended June 30, 2023, an increase of $10.1 million or 48.2% compared to $20.9 million for the three months ended June 30, 2022. The increase was substantially driven by the Government segment's ISR Solutions product line revenues due to continued Counter-small Unmanned Aircraft System tasks orders.

	Six Months Ended June 30,		Percentage of total revenue		Increase (decrease)
in thousands	2023	2022	2023	2022	2023 vs 2022
Hardware	$53,167	$53,477	26.5%	32.3%	(0.6)%
Subscription service	58,337	44,421	29.0%	26.9%	31.3%
Professional service	26,609	25,119	13.2%	15.2%	5.9%
Contract	62,868	42,361	31.3%	25.6%	48.4%
Total revenues, net	$200,981	$165,378	100.0%	100.0%	21.5%

For the six months ended June 30, 2023 compared to the six months ended June 30, 2022

Total revenues were $201.0 million for the six months ended June 30, 2023, an increase of $35.6 million or 21.5% compared to $165.4 million for the six months ended June 30, 2022.

Hardware revenues were $53.2 million for the six months ended June 30, 2023, which was relatively unchanged from $53.5 million for the six months ended June 30, 2022.

Subscription service revenues were $58.3 million for the six months ended June 30, 2023, an increase of $13.9 million or 31.3% compared to $44.4 million for the six months ended June 30, 2022. The increase was substantially driven by increased subscription service revenues from our Guest Engagement services of $7.1 million, driven by a 13% increase in active sites, a 12% increase in average revenue per site, and $0.9 million of post-acquisition MENU revenues. The residual increase of $5.9 million was substantially driven by increased subscription service revenues from our Operator Solutions services, substantially driven by a 21% increase in active sites and 11% increase in average revenue per site.

Professional service revenues were $26.6 million for the six months ended June 30, 2023, an increase of $1.5 million or 5.9% compared to $25.1 million for the six months ended June 30, 2022. The increase was substantially driven by growth in our installation services.

Contract revenues were $62.9 million for the six months ended June 30, 2023, an increase of $20.5 million or 48.4% compared to $42.4 million for the six months ended June 30, 2022. The increase was substantially driven by the Government segment's ISR Solutions product line revenues due to continued Counter-small Unmanned Aircraft System tasks orders.

Gross Margin

	Three Months Ended June 30,		Gross Margin Percentage
in thousands	2023	2022	2023	2022	2023 vs 2022
Hardware	$5,064	$4,179	19.2%	14.7%	21.2%
Subscription services	13,139	12,489	43.3%	53.9%	5.2%
Professional services	983	2,128	7.7%	16.8%	(53.8)%
Contract	1,344	2,325	4.3%	11.1%	(42.2)%
Total gross margin	20,530	21,121	20.4%	24.8%	(2.8)%

For the three months ended June 30, 2023 compared to the three months ended June 30, 2022

Total gross margin as a percentage of revenue for the three months ended June 30, 2023, decreased to 20.4% as compared to 24.8% for the three months ended June 30, 2022.

Hardware margin as a percentage of hardware revenue for the three months ended June 30, 2023, increased to 19.2% as compared to 14.7% for the three months ended June 30, 2022. The increase in margin was substantially driven by a charge to our inventory during the three months ended June 30, 2022.

Subscription service margin as a percentage of subscription service revenue for the three months ended June 30, 2023, decreased to 43.3% as compared to 53.9% for the three months ended June 30, 2022. The decrease was substantially driven by absorbing the initial growth of MENU and Par Payment Services, which are both early stage products. Subscription service margin for the three months ended June 30, 2023, included $5.3 million of amortization of acquired and internally developed technology compared to $5.2 million of amortization of acquired and internally developed technology for the three months ended June 30, 2022. Excluding the amortization of acquired and internally developed technology, adjusted subscription service gross margin was 61% compared to 76% for the three months ended June 30, 2023 and 2022, respectively (refer to "Non-GAAP Financial Measures" below for important information regarding adjusted subscription service gross margin, a non-GAAP financial measure).

Professional service margin as a percentage of professional service revenue for the three months ended June 30, 2023, decreased to 7.7% as compared to 16.8% for the three months ended June 30, 2022. The decrease in margin was substantially driven by a decrease in margins related to our implementation and hardware repair services.

Contract margin as a percentage of contract revenue for the three months ended June 30, 2023, decreased to 4.3% as compared to 11.1% for the three months ended June 30, 2022. The decrease in contract margin was substantially driven by the Air Force Research Laboratory Counter-small Unmanned Aircraft System contract within the Government segment's ISR Solutions product line having a lower contracted margin than historical contracts as well as rate overruns driven by direct labor not materializing within the new revenue.

	Six Months Ended June 30,		Gross Margin Percentage
in thousands	2023	2022	2023	2022	2023 vs 2022
Hardware	$9,460	$9,269	17.8%	17.3%	0.5%
Subscription service	27,179	23,144	46.6%	52.1%	(5.5)%
Professional service	3,459	5,436	13.0%	21.6%	(8.6)%
Contract	3,625	3,885	5.8%	9.2%	(3.4)%
Total gross margin	43,723	41,734	21.8%	25.2%	(3.4)%

For the six months ended June 30, 2023 compared to the six months ended June 30, 2022

Total gross margin as a percentage of revenue for the six months ended June 30, 2023, decreased to 21.8% as compared to 25.2% for the six months ended June 30, 2022.

Hardware margin as a percentage of hardware revenue for the six months ended June 30, 2023, was relatively unchanged at 17.8% as compared to 17.3% for the six months ended June 30, 2022.

Subscription service margin as a percentage of subscription service revenue for the six months ended June 30, 2023, decreased to 46.6% as compared to 52.1% for the six months ended June 30, 2022. The decrease is substantially driven by absorbing the initial growth of MENU and Par Payment Services, which are both early stage products. Subscription service margin for the six months ended June 30, 2023, included $11.0 million of amortization of acquired and internally developed technology compared to $10.3 million of amortization of acquired and internally developed technology for the six months ended June 30, 2022. Excluding the amortization of acquired and internally developed technology, adjusted subscription service gross margin was 65% compared to 75% for the three months ended June 30, 2023 and 2022, respectively (refer to "Non-GAAP Financial Measures" below for important information regarding adjusted subscription service gross margin, a non-GAAP financial measure).

Professional service margin as a percentage of professional service revenue for the six months ended June 30, 2023, decreased to 13.0% as compared to 21.6% for the six months ended June 30, 2022. The decrease was substantially driven by a decrease in margins related to our hardware repair services.

Contract margin as a percentage of contract revenue for the six months ended June 30, 2023, decreased to 5.8% as compared to 9.2% for the six months ended June 30, 2022. The decrease was substantially driven by the Air Force Research Laboratory Counter-small Unmanned Aircraft System contract within the Government segment's ISR Solutions product line having a lower contracted margin than historical contracts as well as rate overruns driven by direct labor not materializing within the new revenue.

Selling, General Administrative Expenses ("SG&A")

	Three Months Ended June 30,		Percentage of total revenue		Increase (decrease)
in thousands	2023	2022	2023	2022	2023 vs 2022
Selling, general and administrative	$25,630	$26,398	25.5%	31.0%	(2.9)%

For the three months ended June 30, 2023 compared to the three months ended June 30, 2022

SG&A expenses were $25.6 million for the three months ended June 30, 2023, a decrease of $0.8 million or 2.9% compared to $26.4 million for the three months ended June 30, 2022. The decrease was substantially driven by acquisition costs of $0.7 million incurred during the three months ended June 30, 2022.

	Six Months Ended June 30,		Percentage of total revenue		Increase (decrease)
in thousands	2023	2022	2023	2022	2023 vs 2022
Selling, general and administrative	$53,108	$48,766	26.4%	29.5%	8.9%

For the six months ended June 30, 2023 compared to the six months ended June 30, 2022

SG&A expenses were $53.1 million for the six months ended June 30, 2023, an increase of $4.3 million or 8.9% compared to $48.8 million for the six months ended June 30, 2022. The increase was substantially driven by post-acquisition MENU SG&A expenses of $2.2 million and an increase in sales and marketing expenses of $2.1 million due to an increase in purchased services and higher compensation costs associated with additional personnel as we continue to support the growth of our business.

Research and Development Expenses ("R&D")

	Three Months Ended June 30,		Percentage of total revenue		Increase (decrease)
in thousands	2023	2022	2023	2022	2023 vs 2022
Research and development	$14,888	$10,101	14.8%	11.9%	47.4%

For the three months ended June 30, 2023 compared to the three months ended June 30, 2022

R&D expenses were $14.9 million for the three months ended June 30, 2023, an increase of $4.8 million or 47.4% compared to $10.1 million for the three months ended June 30, 2022. The increase was substantially driven by increases in R&D expense related to our offerings for Guest Engagement of $4.0 million and Operator Solutions of $0.8 million, driven by higher compensation costs associated with additional personnel as we continue to improve and diversify our product and service offerings. Of the $4.0 million increase related to Guest Engagement, $2.4 million was driven by post-acquisition MENU R&D expenses.

	Six Months Ended June 30,		Percentage of total revenue		Increase (decrease)
in thousands	2023	2022	2023	2022	2023 vs 2022
Research and development	$29,203	$20,942	14.5%	12.7%	39.4%

For the six months ended June 30, 2023 compared to the six months ended June 30, 2022

R&D expenses were $29.2 million for the six months ended June 30, 2023, an increase of $8.3 million or 39.4% compared to $20.9 million for the six months ended June 30, 2022. The increase was substantially driven by increases in R&D expense related to our offerings for Guest Engagement of $7.1 million and Operator Solutions of $1.2 million, driven by higher compensation costs associated with additional personnel as we continue to improve and diversify our product and service offerings. Of the $7.1 million increase related to Guest Engagement, $4.3 million was driven by post-acquisition MENU R&D expenses.

Other Operating Expenses

	Three Months Ended June 30,		Percentage of total revenue		Increase (decrease)
in thousands	2023	2022	2023	2022	2023 vs 2022
Amortization of identifiable intangible assets	$465	$721	0.5%	0.8%	(35.5)%
Adjustment to contingent consideration liability	(2,300)	—	(2.3)%	—%	—%
Gain on insurance proceeds	(500)	—	(0.5)%	—%	—%

For the three months ended June 30, 2023 compared to the three months ended June 30, 2022

Amortization of identifiable intangible assets was $0.5 million for the three months ended June 30, 2023, which remained relatively unchanged as compared to $0.7 million for the three months ended June 30, 2022.

Included in operating expenses for the three months ended June 30, 2023, was a $2.3 million decrease to the fair value of the contingent consideration liability for certain post-closing revenue focused milestones from the MENU Acquisition. There was no comparable decrease to expense for the three months ended June 30, 2022.

Also included in operating expenses for the three months ended June 30, 2023, was a $0.5 million gain on insurance proceeds received in connection with the settlement of a legacy claim. There was no comparable decrease to expense for the three months ended June 30, 2022.

	Six Months Ended June 30,		Percentage of total revenue		Increase (decrease)
in thousands	2023	2022	2023	2022	2023 vs 2022
Amortization of identifiable intangible assets	$929	$934	0.5%	0.6%	(0.5)%
Adjustment to contingent consideration liability	(7,500)	—	(3.7)%	—%	—%
Gain on insurance proceeds	(500)	—	(0.2)%	—%	—%

For the six months ended June 30, 2023 compared to the six months ended June 30, 2022

Amortization of identifiable intangible assets was $0.9 million for the six months ended June 30, 2023, which remained relatively unchanged as compared to $0.9 million for the six months ended June 30, 2022.

Included in operating expenses for the six months ended June 30, 2023, was a $7.5 million decrease to the fair value of the contingent consideration liability for certain post-closing revenue-focused milestones from the MENU Acquisition. There was no comparable decrease to expense for the six months ended June 30, 2022.

Also included in operating expenses for the six months ended June 30, 2023, was a $0.5 million gain on insurance proceeds received in connection with the settlement of a legacy claim. There was no comparable decrease to expense for the six months ended June 30, 2022.

Other Income (Expense), Net

	Three Months Ended June 30,		Percentage of total revenue		Increase (decrease)
in thousands	2023	2022	2023	2022	2023 vs 2022
Other income (expense), net	$95	$(257)	0.1%	(0.3)%	(137.0)%

For the three months ended June 30, 2023 compared to the three months ended June 30, 2022

Other income (expense), net was $0.1 million for the three months ended June 30, 2023, a decrease of $0.4 million compared to $(0.3) million for the three months ended June 30, 2022. Other income (expense), net substantially includes rental income, net of applicable expenses, foreign currency transactions gains and losses and other non-operating income/expenses. The change was substantially driven by sales and use tax expense and other miscellaneous expenses.

	Six Months Ended June 30,		Percentage of total revenue		Increase (decrease)
in thousands	2023	2022	2023	2022	2023 vs 2022
Other income (expense), net	$36	$(625)	—%	(0.4)%	(105.8)%

For the six months ended June 30, 2023 compared to the six months ended June 30, 2022

Other income (expense), net was $36.0 thousand for the six months ended June 30, 2023, a decrease of $0.7 million compared to $(0.6) million for the six months ended June 30, 2022. Other income (expense), net substantially includes rental income, net of applicable expenses, foreign currency transactions gains and losses and other non-operating income/expenses. The change was substantially driven by sales and use tax expense and other miscellaneous expenses.

Interest Expense, Net

	Three Months Ended June 30,		Percentage of total revenue		Increase (decrease)
in thousands	2023	2022	2023	2022	2023 vs 2022
Interest expense, net	$(1,735)	$(2,451)	(1.7)%	(2.9)%	(29.2)%

For the three months ended June 30, 2023 compared to the three months ended June 30, 2022

Interest expense, net was $1.7 million for the three months ended June 30, 2023, a decrease of $0.7 million compared to $2.5 million for the three months ended June 30, 2022. The change was substantially driven by interest revenue from our short-term investments during the three months ended June 30, 2023.

	Six Months Ended June 30,		Percentage of total revenue		Increase (decrease)
in thousands	2023	2022	2023	2022	2023 vs 2022
Interest expense, net	$(3,402)	$(4,914)	(1.7)%	(3.0)%	(30.8)%

For the six months ended June 30, 2023 compared to the six months ended June 30, 2022

Interest expense, net was $3.4 million for the six months ended June 30, 2023, a decrease of $1.5 million compared to $4.9 million for the six months ended June 30, 2022. The change was substantially driven by interest revenue from our short-term investments during the six months ended June 30, 2023.

Taxes

	Three Months Ended June 30,		Percentage of total revenue		Increase (decrease)
in thousands	2023	2022	2023	2022	2023 vs 2022
Provision for income taxes	$(409)	$(41)	(0.4)%	—%	> 200%

For the three months ended June 30, 2023 compared to the three months ended June 30, 2022

Provision for income taxes was $0.4 million for the three months ended June 30, 2023, an increase of $0.4 million as compared to $41.0 thousand for the three months ended June 30, 2022. The change was substantially driven by foreign jurisdiction tax obligations.

	Six Months Ended June 30,		Percentage of total revenue		Increase (decrease)
in thousands	2023	2022	2023	2022	2023 vs 2022
Provision for income taxes	$(724)	$(51)	(0.4)%	—%	> 200%

For the six months ended June 30, 2023 compared to the six months ended June 30, 2022

Provision for income taxes was $0.7 million for the six months ended June 30, 2023, an increase of $0.7 million as compared to $51.0 thousand for the six months ended June 30, 2022. The change was substantially driven by foreign jurisdiction tax obligations.

Key Performance Indicators and Non-GAAP Financial Measures:

We monitor certain key performance indicators and non-GAAP financial measures in the evaluation and management of our business; certain key performance indicators and non-GAAP financial measures are provided in this Quarterly Report because we believe they are useful in facilitating period-to-period comparisons of our business performance. Key performance indicators and non-GAAP financial measures do not reflect and should be viewed independently of our financial performance determined in accordance with GAAP. Key performance indicators and non-GAAP financial measures are not forecasts or indicators of future or expected results and should not have undue reliance placed upon them by investors.

Key Performance Indicators

Within this Quarterly Report, the Company makes reference to annual recurring revenue, or ARR, and active sites, which are both key performance indicators. The Company utilizes ARR and active sites as key performance indicators of the scale of our subscription services for both new and existing customers.

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

Annual Recurring Revenue

	As of June 30,		Increase (decrease)
In thousands	2023	2022	2023 vs 2022
Guest Engagement*	60,893	53,198	14.5%
Operator Solutions	50,045	36,159	38.4%
Back Office	11,556	9,223	25.3%
Total	$122,494	$98,580	24.3%
*Guest Engagement ARR includes MENU ARR only in the June 30, 2023 period.

Active Sites

	As of June 30,		Increase (decrease)
In thousands	2023	2022	2023 vs 2022
Guest Engagement*	70.5	62.3	13.1%
Operator Solutions	21.5	17.7	21.5%
Back Office	7.2	6.4	12.5%
*Guest Engagement active sites includes MENU active sites only in the June 30, 2023 period.

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

The Company is presenting adjusted subscription service gross margin, adjusted EBITDA, adjusted net loss, and adjusted net loss per share because we believe that these financial measures provide supplemental information that may be useful to investors in evaluating the Company's core business operating results and comparing such results to other similar companies. Management believes that adjusted subscription service gross margin, EBITDA, adjusted EBITDA, adjusted net loss, and adjusted diluted net loss per share, when viewed with the Company's results of operations in accordance with GAAP and the reconciliations to the most directly comparable GAAP measures provided in the tables below (refer to "Gross margin" discussion above for a reconciliation of subscription service gross margin to adjusted subscription service gross margin), provide useful information about operating performance and period-over-period growth, and provide additional information that is useful for evaluating the operating performance of the Company's core business without regard to potential distortions. Management additionally believes that adjusted EBITDA permits investors to gain an understanding of the factors and trends affecting its ongoing cash earnings, from which capital investments are made and debt is serviced.

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

	Three Months Ended June 30,
in thousands	2023	2022
Reconciliation of Net Loss to EBITDA and Adjusted EBITDA
Net loss	$(19,702)	$(18,848)
Provision for income taxes	409	41
Interest expense	1,735	2,451
Depreciation and amortization	6,933	6,441
EBITDA	$(10,625)	$(9,915)
Stock-based compensation expense (1)	3,615	3,232
Contingent consideration (2)	(2,300)	—
Acquisition costs (3)	—	666
Gain on insurance proceeds (4)	(500)	—
Other (income) expense – net (5)	(95)	257
Adjusted EBITDA	$(9,905)	$(5,760)

1	Adjustments reflect stock-based compensation expense of $3.6 million and $3.2 million for the three months ended June 30, 2023 and 2022, respectively.
2	Adjustment reflects non-cash changes to the fair market value of the contingent consideration liability related to the MENU Acquisition.
3	Adjustment reflects the expenses incurred in the MENU Acquisition.
4	Adjustment reflects the gain on insurance proceeds due to the settlement of a legacy claim.
5	Adjustment reflects foreign currency transaction gains and losses, rental income and losses, and other non-recurring expenses recorded in other expense, net, in the accompanying statements of operations.

in thousands, except per share amounts	Three Months Ended June 30,
Reconciliation of Net Loss/Diluted Net Loss per Share to Adjusted Net Loss/Adjusted Diluted Loss per Share:	2023		2022
Net loss/diluted loss per share	$(19,702)	$(0.72)	$(18,848)	$(0.70)
Non-cash interest expense (1)	531	0.02	495	0.02
Acquired intangible assets amortization (2)	4,328	0.16	4,371	0.16
Stock-based compensation expense (3)	3,615	0.13	3,232	0.12
Contingent consideration (4)	(2,300)	(0.08)	—	—
Acquisition costs (5)	—	—	666	0.02
Gain on insurance proceeds (6)	(500)	(0.02)	—	—
Other (income) expense – net (7)	(95)	—	257	0.01
Adjusted net loss/adjusted diluted loss per share	$(14,123)	$(0.52)	$(9,827)	$(0.36)

Adjusted weighted average common shares outstanding	27,357		26,982

1
Adjustment reflects non-cash accretion of interest expense and amortization of issuance costs related to the Senior Notes of $0.5 million and $0.5 million for the three months ended June 30, 2023 and 2022, respectively.

2
Adjustment amortization expense of acquired developed technology included within cost of sales of $3.9 million and $3.7 million for the three months ended June 30, 2023 and 2022, respectively; and amortization expense of acquired intangible assets of $0.4 million and $0.7 million for the three months ended June 30, 2023 and 2022, respectively.

3	Adjustment reflects stock-based compensation expense of $3.6 million and $3.2 million for the three months ended June 30, 2023 and 2022, respectively.
4	Adjustment reflects non-cash changes to the fair market value of the contingent consideration liability related to the MENU Acquisition.
5	Adjustment reflects the expenses incurred in the MENU Acquisition.
6	Adjustment reflects the gain on insurance proceeds due to the settlement of a legacy claim.
7	Adjustment reflects foreign currency transaction gains and losses, rental income and losses, and other non-recurring expenses recorded in other expense, net, in the accompanying statements of operations.

	Six Months Ended June 30,
in thousands	2023	2022
Reconciliation of Net Loss to EBITDA and Adjusted EBITDA
Net loss	$(35,607)	$(34,498)
Provision for income taxes	724	51
Interest expense	3,402	4,914
Depreciation and amortization	13,815	12,825
EBITDA	$(17,666)	$(16,708)
Stock-based compensation expense (1)	6,670	6,767
Contingent consideration (2)	(7,500)	—
Acquisition costs (3)	—	951
Gain on insurance proceeds (4)	(500)	—
Severance (5)	253	—
Other (income) expense – net (6)	(36)	625
Adjusted EBITDA	$(18,779)	$(8,365)

1	Adjustments reflect stock-based compensation expense of $6.7 million and $6.8 million for the six months ended June 30, 2023 and 2022, respectively.
2	Adjustment reflects non-cash changes to the fair market value of the contingent consideration liability related to the MENU Acquisition.
3	Adjustment reflects the expenses incurred in the MENU Acquisition.
4	Adjustment reflects the gain on insurance proceeds due to the settlement of a legacy claim.
5	Adjustment reflects severance included in SG&A and R&D expense.
6	Adjustment reflects foreign currency transaction gains and losses, rental income and losses, and other non-recurring expenses recorded in other expense, net, in the accompanying statements of operations.

in thousands, except per share amounts	Six Months Ended June 30,
Reconciliation of Net Loss/Diluted Net Loss per Share to Adjusted Net Loss/Adjusted Diluted Loss per Share:	2023		2022
Net loss/diluted loss per share	$(35,607)	$(1.30)	$(34,498)	$(1.27)
Non-cash interest expense (1)	1,053	0.04	981	0.04
Acquired intangible assets amortization (2)	8,892	0.32	8,229	0.30
Stock-based compensation expense (3)	6,670	0.24	6,767	0.25
Contingent consideration (4)	(7,500)	(0.27)	—	—
Acquisition costs (5)	—	—	951	0.04
Gain on insurance proceeds (6)	(500)	(0.02)	—	—
Severance (7)	253	0.01	—	—
Other (income) expense – net (8)	(36)	—	625	0.02
Adjusted net loss/adjusted diluted loss per share	$(26,775)	$(0.98)	$(16,945)	$(0.62)

Adjusted weighted average common shares outstanding	27,381		27,070

1
Adjustment reflects non-cash accretion of interest expense and amortization of issuance costs related to the Senior Notes of $1.1 million and $1.0 million for the six months ended June 30, 2023 and 2022, respectively.

2
Adjustment amortization expense of acquired developed technology included within cost of sales of $8.0 million and $7.3 million for the six months ended June 30, 2023 and 2022, respectively; and amortization expense of acquired intangible assets of $0.9 million and $0.9 million for the six months ended June 30, 2023 and 2022, respectively.

3	Adjustment reflects stock-based compensation expense of $6.7 million and $6.8 million for the the six months ended June 30, 2023 and 2022, respectively.
4	Adjustment reflects non-cash changes to the fair market value of the contingent consideration liability related to the MENU Acquisition.
5	Adjustment reflects the expenses incurred in the MENU Acquisition.
6	Adjustment reflects the gain on insurance proceeds due to the settlement of a legacy claim.
7	Adjustment reflects severance included in SG&A and R&D expense.
8	Adjustment reflects foreign currency transaction gains and losses, rental income and losses, and other non-recurring expenses recorded in other expense, net, in the accompanying statements of operations.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash and cash equivalents and short-term investments. As of June 30, 2023, we had cash and cash equivalents of $44.2 million and short-term investments of $41.2 million. Cash and cash equivalents consist of highly liquid investments with maturities of 90 days or less, including money market funds. Short-term investments are held-to-maturity investment securities consisting of investment-grade interest bearing instruments, primarily treasury bills and notes, which are stated at amortized cost.

Cash used in operating activities was $12.8 million for the six months ended June 30, 2023, compared to $31.6 million for the six months ended June 30, 2022. Cash used for the six months ended June 30, 2023 was substantially driven by a net loss from operations, net of non-cash charges, partially off-set by a reduction in net working capital requirements substantially driven by a decrease in inventory resulting from improved inventory management.

Cash used in investing activities was $6.2 million for the six months ended June 30, 2023 compared to $5.0 million for the six months ended June 30, 2022. Investing activities during the six months ended June 30, 2023 included capital expenditures of $3.2 million for internal use software, $2.0 million for developed technology costs associated with our Restaurant/Retail software platforms, and $0.9 million for purchases of short-term held-to-maturity securities.

Cash used in financing activities was $2.5 million for the six months ended June 30, 2023, compared to $1.8 million for the six months ended June 30, 2022. Cash used in financing activities during the six months ended June 30, 2023 was substantially driven by stock based compensation related transactions. We do not have any off-balance sheet arrangements or obligations.

We expect our available cash and cash equivalents will be sufficient to meet our operating needs for at least the next 12 months. Over the next 12 months our total contractual obligations are $52.8 million, consisting of purchase commitments for normal operations (purchase of inventory, software licensing, use of external labor, and third-party cloud services) of $29.9 million, principal and interest payments on the Senior Notes of $21.6 million and facility lease obligations of $1.2 million. We expect to fund such commitments with cash provided by operating activities and our sources of liquidity.

We expect our non-current contractual obligations to include purchase commitments for normal operational expenses as well as payments to service our Senior Notes. Refer to “Note 6 – Debt” of the notes to condensed consolidated financial statements in "Part I, Item 1. Financial Statements and Supplementary Data" of this Quarterly Report for additional information.

Our actual cash needs will depend on many factors, including our rate of revenue growth, growth of our SaaS revenues, the timing and extent of spending to support our product development and acquisition integration efforts, the timing of introductions of new products and enhancements to existing products, market acceptance of our products, and the factors described above in this Part I, Item 2. “Management's Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report and in the 2022 Annual Report and our other filings with the SEC.

From time to time, we may seek to raise additional capital through equity, equity-linked, and debt financing arrangements. In addition, our board of directors and management regularly evaluate our business, strategy, and financial plans and prospects. As part of this evaluation, the board of directors and management periodically consider strategic alternatives to maximize value for our shareholders, including strategic transactions such as an acquisition, or a sale or spin-off of company assets or businesses. We cannot provide assurance that any additional financing or strategic alternatives will be available to us on acceptable terms or at all.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our financial statements are based on the application of accounting principles generally accepted in the United States of America. GAAP requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue, and expense amounts reported. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently applied. Valuations based on estimates are reviewed for reasonableness and adequacy on a consistent basis. Significant items subject to these estimates and assumptions include revenue recognition, stock-based compensation, the recognition and measurement of assets acquired and liabilities assumed in business combinations at fair value, the carrying amount of property, plant, and equipment including right-to-use assets and liabilities, identifiable intangible assets and goodwill, valuation allowances for receivables, valuation of excess and obsolete inventories, and measurement of contingent consideration at fair value. Actual results could differ from these estimates. Our estimates are subject to uncertainties, including those associated with market conditions, risks and trends. Refer to "Item 1A. Risk Factors" of this Quarterly Report for additional information. Our critical accounting policies have not changed materially from the discussion of those policies included under “Critical Accounting Policies and Estimates” in the 2022 Annual Report.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

Our primary exposures relate to certain non-dollar denominated sales and operating expenses in Canada, Europe, Asia, and Australia. These primary currencies are the Great British Pound, the Euro, the Swiss Franc, the Serbian Dinar, the Australian dollar, the Singapore dollar, the Canadian dollar, the Indian Rupee and the Chinese Renminbi. Accordingly, changes in exchange rates may negatively affect our revenue and net income (loss) as expressed in U.S. dollars. We also have foreign currency risk related to foreign currency transactions and monetary assets and liabilities, including intercompany balances denominated in currencies that are not the functional currency. We have experienced and will continue to experience fluctuations in our net income (loss) as a result of gains (losses) on these foreign currency transactions and the remeasurement of monetary assets and liabilities. As of June 30, 2023, the impact of foreign currency exchange rate changes on our revenues and net income (loss) was not material. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy.

Interest Rate Risk

As of June 30, 2023, we had $13.8 million, $120.0 million, and $265.0 million in aggregate principal amount outstanding of the 2024 Notes, the 2026 Notes, and the 2027 Notes, respectively.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2023. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2023.

Changes in Internal Control Over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, did not identify changes that occurred in our internal control over financial reporting during the quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

The information in “Note 10 – Commitments and Contingencies” of the notes to the financial statements (Part I, Item 1. Financial Statements) is incorporated herein by reference. We do not believe that we have any pending litigation that would have a material adverse effect on our financial condition or results of operations.

Item 1A. RISK FACTORS

The risks described in the “Risk Factors” section of our 2022 Annual Report could materially and adversely affect our business, financial condition, and results of operations, and the trading price of our common stock could decline. The Risk Factors section in our 2022 Annual Report remains current in all material respects. Refer also to the other information set forth in this Quarterly Report, including in the Forward-Looking Statements, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Financial Statements sections.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Under our equity incentive plan, employees may elect to have us withhold shares to satisfy minimum statutory federal, state and local tax withholding obligations arising from the vesting of their restricted stock and restricted stock units. When we withhold these shares, we are required to remit to the appropriate taxing authorities the market price of the shares withheld, which could be deemed a purchase of shares by us on the date of withholding. For the three months ended June 30, 2023, 6,069 shares were withheld.

The table below presents information regarding the Company's purchases of its equity securities for the time periods presented.

Period	Total Number of Shares Withheld	Average Price Paid Per Share
April 1, 2023 - April 30, 2023	301	$32.01
May 1, 2023 - May 31, 2023	1,496	$34.08
June 1, 2023 - June 30, 2023	4,272	$34.32
Total	6,069	$33.47

Item 6. EXHIBITS

Exhibit Number		Incorporated by reference into this Quarterly Report on Form 10-Q		Date Filed or Furnished
	Exhibit Description	Form	Exhibit No.
3.1	Restated Certificate of Incorporation, as currently in effect	Form 10-Q (File No. 001-09720)	3.1	11/9/2022
3.2	Amended and Restated Bylaws, as currently in effect	Form 8-K (File No.001-09720)	3.1	9/26/2022
10.1	Amendment to Employment Letter between PAR Technology Corporation and Savneet Singh, dated May 9, 2023	Form 10-Q (File No. 001-09720)	10.1	5/10/2023
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended			Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended			Filed herewith
32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350			Furnished herewith
32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350			Furnished herewith
101.INS	Inline XBRL Instance Document			Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document			Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document			Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document			Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document			Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document			Filed herewith
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)			Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAR TECHNOLOGY CORPORATION
(Registrant)

Date:	August 9, 2023	/s/ Bryan A. Menar
Bryan A. Menar
Chief Financial Officer
(Principal Financial Officer)