Form 10-Q
period 2023-09-30
PAR TECHNOLOGY CORP
filed 2023-11-09
CIK 708821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2023
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

As of November 7, 2023, 28,021,454 shares of the registrant’s common stock, $0.02 par value, were outstanding.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 contains “forward-looking statements” within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not historical in nature, but rather are predictive of PAR's future operations, financial condition, financial results, business strategies and prospects. Forward-looking statements are generally identified by words such as “anticipate,” “believe,” “can”, “could”, “continue,” “expect,” “estimate,” “future”, “goal”, “intend,” “may,” “opportunity,” “plan,” “should,” “target”, “will,” “would,” “will likely result,” and similar expressions. Forward-looking statements are based on management's current expectations and assumptions that are subject to risks and uncertainties, many of which are beyond PAR's control, which could cause PAR's actual results to differ materially from those expressed in or implied by forward-looking statements, including statements relating to and PAR's expectations regarding: the impact of COVID-19 on its business, financial condition, and results of operations; the timing and expected benefits of acquisitions, divestitures, and capital markets transactions; the plans, strategies and objectives of management for future operations, including PAR's service and product offerings, its go-to-market strategies, and the expected development, demand, performance, market share or competitive performance of its products and services; PAR's ability to achieve and sustain profitability; projections of net revenue, margins, expenses, cash flows, or other financial items; PAR's annual recurring revenue, active sites, subscription service margins, net loss, net loss per share and other key performance indicators and non-GAAP financial measures; supply constraints, product and component shortages, manufacturing disruptions or logistics challenges; PAR's human capital strategies and engagement; current or future macroeconomic trends or geopolitical events and the impact of those trends and events on PAR and its business, financial condition, and results of operations; claims, disputes or other litigation matters; and assumptions underlying any of the foregoing. Factors, risks, trends, and uncertainties that could cause PAR's actual results to differ materially from those expressed in or implied by forward-looking statements include: a resurgence of COVID-19 cases and the responses of governments, businesses, customers and consumers; PAR's ability to add and maintain active sites, retain and manage suppliers, secure alternative suppliers, and manage inventory levels, navigate manufacturing disruptions and logistics challenges, shipping delays and increased costs; PAR's ability to successfully attract, hire and retain necessary qualified employees to develop and expand its business, and execute product installations and respond to customer service level needs; the protection of PAR's intellectual property; PAR's ability to retain and add integration partners, and its success in acquiring and developing relevant technology for current, new, and potential customers for its service and product offerings; macroeconomic trends, such as a recession or slowed economic growth, bank failures or other banking industry disruptions, increased interest rates, inflation, and changes in consumer confidence and discretionary spending; geopolitical events, including the effects of the Russia-Ukraine war and escalating tensions between China and Taiwan; risks associated with PAR's international operations; changes in estimates and assumptions we make in connection with the preparation of our financial statements, in building our business and operational plans, and in executing our strategies; disruptions in operations from data breaches and cyberattacks; PAR's ability to maintain proper and effective internal control over financial reporting; PAR's ability to execute its business, operational plans, and strategies and manage its business continuity risks, including disruptions or delays in product assembly and fulfillment; potential impacts, liabilities and costs from pending or potential investigations, claims and disputes; and other factors, risks, trends and uncertainties that could cause PAR's actual results to differ materially from those expressed in or implied by forward-looking statements contained in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2022 filed with the Securities and Exchange Commission (“SEC”) on March 21, 2023, in this Quarterly Report, and in our other filings with the SEC. Given these risks and uncertainties, readers are cautioned not to place undue reliance on forward-looking statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise, except as may be required under applicable securities law.

PART I – FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS (unaudited)
PAR TECHNOLOGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(unaudited)

Assets	September 30, 2023	December 31, 2022
Current assets:
Cash and cash equivalents	$43,136	$70,328
Cash held on behalf of customers	8,758	7,205
Short-term investments	36,717	40,290
Accounts receivable – net	66,441	59,960
Inventories	24,193	37,594
Other current assets	9,516	8,572
Total current assets	188,761	223,949
Property, plant and equipment – net	16,110	12,961
Goodwill	487,073	486,762
Intangible assets – net	96,562	111,097
Lease right-of-use assets	4,303	4,061
Other assets	16,400	16,028
Total assets	$809,209	$854,858
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$13,638	$—
Accounts payable	27,229	23,283
Accrued salaries and benefits	15,652	18,936
Accrued expenses	10,578	6,531
Customers payable	8,758	7,205
Lease liabilities – current portion	1,327	1,307
Customer deposits and deferred service revenue	10,066	10,562
Total current liabilities	87,248	67,824
Lease liabilities – net of current portion	3,075	2,868
Deferred service revenue – noncurrent	4,329	5,125
Long-term debt	377,148	389,192
Other long-term liabilities	4,669	14,655
Total liabilities	476,469	479,664
Shareholders’ equity:
Preferred stock, $.02 par value, 1,000,000 shares authorized	—	—
Common stock, $0.02 par value, 58,000,000 shares authorized, 28,877,896 and 28,589,567 shares issued, 27,520,284 and 27,319,045 outstanding at September 30, 2023 and December 31, 2022, respectively	574	570
Additional paid in capital	606,836	595,286
Accumulated deficit	(256,327)	(205,204)
Accumulated other comprehensive loss	(1,507)	(1,365)
Treasury stock, at cost, 1,357,612 shares and 1,270,522 shares at September 30, 2023 and December 31, 2022, respectively	(16,836)	(14,093)
Total shareholders’ equity	332,740	375,194
Total Liabilities and Shareholders’ Equity	$809,209	$854,858
See accompanying notes to unaudited interim condensed consolidated financial statements

PAR TECHNOLOGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2023	2022	2023	2022
Revenues, net:
Hardware	$25,824	$31,343	$78,991	$84,820
Subscription service	31,363	25,170	89,700	69,591
Professional service	11,514	11,840	38,123	36,959
Contract	38,433	24,414	101,301	66,775
Total revenues, net	107,134	92,767	308,115	258,145
Costs of sales:
Hardware	19,295	25,458	63,002	69,666
Subscription service	15,497	13,054	46,655	34,332
Professional service	8,775	10,967	31,925	30,649
Contract	35,381	21,880	94,624	60,356
Total cost of sales	78,948	71,359	236,206	195,003
Gross margin	28,186	21,408	71,909	63,142
Operating expenses:
Selling, general and administrative	26,249	26,543	79,357	75,309
Research and development	14,660	12,843	43,863	33,785
Amortization of identifiable intangible assets	464	465	1,393	1,399
Adjustment to contingent consideration liability	—	—	(7,500)	—
Gain on insurance proceeds	—	—	(500)	—
Total operating expenses	41,373	39,851	116,613	110,493
Operating loss	(13,187)	(18,443)	(44,704)	(47,351)
Other expense, net	(373)	(179)	(337)	(804)
Interest expense, net	(1,750)	(2,140)	(5,152)	(7,054)
Loss before provision for income taxes	(15,310)	(20,762)	(50,193)	(55,209)
Provision for income taxes	(206)	(578)	(930)	(629)
Net loss	$(15,516)	$(21,340)	$(51,123)	$(55,838)
Net loss per share (basic and diluted)	$(0.56)	$(0.79)	$(1.86)	$(2.06)
Weighted average shares outstanding (basic and diluted)	27,472	27,110	27,412	27,150

See accompanying notes to unaudited interim condensed consolidated financial statements

PAR TECHNOLOGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(15,516)	$(21,340)	$(51,123)	$(55,838)
Other comprehensive loss, net of applicable tax:
Foreign currency translation adjustments	1,417	(851)	(142)	(500)
Comprehensive loss	$(14,099)	$(22,191)	$(51,265)	$(56,338)

See accompanying notes to unaudited interim condensed consolidated financial statements

PAR TECHNOLOGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(In thousands)
(unaudited)

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock		Total Shareholders’ Equity
	Shares	Amount				Shares	Amount
Balances at December 31, 2022	28,590	$570	$595,286	$(205,204)	$(1,365)	1,271	$(14,093)	$375,194
Issuance of common stock upon the exercise of stock options	5	—	52	—	—	—	—	52
Net issuance of restricted stock awards and restricted stock units	160	2	—	—	—	—	—	2
Treasury stock acquired from employees upon vesting or forfeiture of restricted stock	—	—	—	—	—	79	(2,478)	(2,478)
Stock-based compensation	—	—	3,055	—	—	—	—	3,055
Foreign currency translation adjustments	—	—	—	—	(42)	—	—	(42)
Net loss	—	—	—	(15,905)	—	—	—	(15,905)
Balances at March 31, 2023	28,755	$572	$598,393	$(221,109)	$(1,407)	1,350	$(16,571)	$359,878
Issuance of common stock upon the exercise of stock options	9	—	147	—	—	—	—	147
Net issuance of restricted stock awards and restricted stock units	35	—	—	—	—	—	—	—
Treasury stock acquired from employees upon vesting or forfeiture of restricted stock	—	—	—	—	—	6	(205)	(205)
Stock-based compensation	—	—	3,615	—	—	—	—	3,615
Foreign currency translation adjustments	—	—	—	—	(1,517)	—	—	(1,517)
Net loss	—	—	—	(19,702)	—	—	—	(19,702)
Balances at June 30, 2023	28,799	$572	$602,155	$(240,811)	$(2,924)	1,356	$(16,776)	$342,216
Issuance of common stock upon the exercise of stock options	74	2	709	—	—	—	—	711
Net issuance of restricted stock awards and restricted stock units	5	—	—	—	—	—	—	—
Treasury stock acquired from employees upon vesting or forfeiture of restricted stock	—	—	—	—	—	2	(60)	(60)
Stock-based compensation	—	—	3,972	—	—	—	—	3,972
Foreign currency translation adjustments	—	—	—	—	1,417	—	—	1,417
Net loss	—	—	—	(15,516)	—	—	—	(15,516)
Balances at September 30, 2023	28,878	$574	$606,836	$(256,327)	$(1,507)	1,358	$(16,836)	$332,740

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

See accompanying notes to unaudited interim condensed consolidated financial statements

PAR TECHNOLOGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(51,123)	$(55,838)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	20,480	19,625
Accretion of debt in interest expense	1,594	1,485
Current expected credit losses	783	739
Provision for obsolete inventory	(1,271)	1,773
Stock-based compensation	10,642	10,257
Adjustment to contingent consideration liability	(7,500)	—
Changes in operating assets and liabilities:
Accounts receivable	(7,342)	(5,823)
Inventories	14,607	(6,678)
Other current assets	(1,008)	321
Other assets	(389)	(3,461)
Accounts payable	3,383	3,580
Accrued salaries and benefits	(3,258)	325
Accrued expenses	1,839	(260)
Customer deposits and deferred service revenue	(1,292)	(2,924)
Customers payable	1,553	3,985
Other long-term liabilities	(186)	(685)
Net cash used in operating activities	(18,488)	(33,579)
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	—	(18,797)
Capital expenditures	(5,021)	(812)
Capitalization of software costs	(3,364)	(4,719)
Proceeds from (purchase of) held to maturity investments	3,573	(40,015)
Net cash used in investing activities	(4,812)	(64,343)
Cash flows from financing activities:
Principal payments of long-term debt	—	(525)
Treasury stock acquired from employees upon vesting or forfeiture of restricted stock	(2,743)	(2,711)
Proceeds from exercise of stock options	912	1,268
Net cash used in financing activities	(1,831)	(1,968)
Effect of exchange rate changes on cash and cash equivalents	(508)	975
Net decrease in cash and cash equivalents and cash held on behalf of customers	(25,639)	(98,915)
Cash and cash equivalents and cash held on behalf of customers at beginning of period	77,533	188,419
Cash and cash equivalents and cash held on behalf of customers at end of period	$51,894	$89,504

Reconciliation of cash and cash equivalents and cash held on behalf of customers
Cash and cash equivalents	$43,136	$85,519
Cash held on behalf of customers	8,758	3,985
Total cash and cash equivalents and cash held on behalf of customers	$51,894	$89,504

See accompanying notes to unaudited interim condensed consolidated financial statements

PAR TECHNOLOGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)
(unaudited)

	Nine Months Ended September 30,
	2023	2022
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$4,022	$20
Income taxes	2,392	660
Capitalized software recorded in accounts payable	468	36
Capital expenditures in accounts payable	98	37
Common stock issued for acquisition	—	6,300
Acquisition contingent consideration recorded in other long-term liabilities	—	14,200

See accompanying notes to unaudited interim condensed consolidated financial statements

PAR TECHNOLOGY CORPORATION
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 — Summary of Significant Accounting Policies

Nature of Business

PAR Technology Corporation (the “Company” or “PAR,” “we,” or “us”), through its consolidated subsidiaries, operates in two segments - the Restaurant/Retail segment and the Government segment. The Restaurant/Retail segment provides leading technology platforms to the restaurant and retail industries. We provide enterprise restaurants, franchisees, and other restaurant outlets in the three major restaurant categories - quick service, fast casual, and table service - with operational efficiencies by offering them a comprehensive suite of subscription services, hardware, and professional services. Our subscription services are grouped into three categories: Guest Engagement, which includes Punchh for customer loyalty and engagement and MENU for omnichannel digital ordering and delivery; Operator Solutions, which includes Brink POS for front-of-house and PAR Pay and PAR Payment Services for payments; and Back Office, which includes Data Central. PAR's Government segment provides technical expertise and development of advanced systems and software solutions for the U.S. Department of Defense ("DoD"), the intelligence community and other federal agencies. Additionally, we provide support services for satellite command and control, communication, and information technology ("IT") systems at several DoD facilities worldwide. The Government segment has three principal contract offerings: intelligence, surveillance, and reconnaissance solutions, mission systems operations and maintenance, and commercial software products for use in analytic and operational environments that leverage geospatial intelligence data. The accompanying unaudited interim condensed consolidated financial statements ("financial statements") include the Company's accounts and those of its consolidated subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

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

Contingent Consideration

The acquisition date fair value of contingent consideration associated with the acquisition of MENU Technologies AG ("MENU") in July 2022 (the "MENU Acquisition") was determined using Monte-Carlo simulation valuation techniques, with significant inputs that are not observable in the market and thus are classified in Level 3 of the fair value hierarchy as defined in ASC Topic 820, Fair Value Measurement. The simulation uses probability distribution for each significant input to produce hundreds or thousands of possible outcomes and the results are analyzed to determine probabilities of different outcomes occurring. Significant increases or decreases to these inputs in isolation would result in a significantly higher or lower liability. Ultimately, the liability will be equivalent to the amount paid, and the difference between the fair value estimate and amount paid will be recorded in earnings. The amount paid that is less than or equal to the liability on the acquisition date is reflected as cash used in financing activities in the Company's condensed consolidated statements of cash flows. Any amount paid in excess of the liability on the acquisition date is reflected as cash used in operating activities.

During the three months ended June 30, 2023, the MENU earn-out was amended to remove the EBITDA based threshold and reduce the future software as a service ("SaaS") annual recurring revenue threshold.

For the three months ended September 30, 2023, the Company did not make an adjustment to the fair value of the contingent consideration liability related to the MENU Acquisition. For the nine months ended September 30, 2023, the Company recorded a $7.5 million adjustment to decrease the fair value of the contingent consideration liability related to the MENU Acquisition from $9.8 million as of December 31, 2022 to $2.3 million as of September 30, 2023.

Gain on Insurance Proceeds

During the nine months ended September 30, 2023, the Company received $0.5 million of insurance proceeds in connection with the settlement of a legacy claim. No insurance proceeds were received during the nine months ended September 30, 2022.

Cash and Cash Equivalents and Cash Held on Behalf of Customers

Cash and cash equivalents and cash held on behalf of customers consist of the following:

(in thousands)	September 30, 2023	December 31, 2022
Cash and cash equivalents
Cash	$43,096	$18,856
Money market funds	40	51,472
Cash held on behalf of customers	8,758	7,205
Total cash and cash equivalents and cash held on behalf of customers	$51,894	$77,533

The Company maintained bank balances that, at times, exceeded the federally insured limit during the nine months ended September 30, 2023. The Company has not experienced losses relating to these deposits and management does not believe that the Company is exposed to any significant credit risk with respect to these amounts.

Short-Term Investments

The carrying value of investment securities consist of the following:

(in thousands)	September 30, 2023	December 31, 2022
Short-term investments
Treasury bills and notes	36,717	40,290
Total short-term investments	$36,717	$40,290

The Company did not record any material gains or losses on these securities during the nine months ended September 30, 2023. The estimated fair value of these securities approximated their carrying value as of September 30, 2023 and December 31, 2022.

Other Assets

Other assets include deferred implementation costs of $8.5 million and $7.4 million at September 30, 2023 and December 31, 2022, respectively. Based on ASC Topic 340, Other Assets and Deferred Costs, we capitalize and amortize incremental costs of fulfilling a contract over the period we expect to derive benefits from the contract, which we have determined as the initial term of a contract. We periodically adjust the carrying value of deferred implementation costs to account for customers ceasing operations or otherwise discontinuing use of our subscription services. Amortization expense is included in "Costs of sales: Professional service" in the Company's condensed consolidated statements of operations. Amortization of deferred implementation costs were $1.2 million and $0.7 million for the three months ended September 30, 2023 and 2022, respectively. Amortization of deferred implementation costs were $3.2 million and $1.6 million for the nine months ended September 30, 2023 and 2022, respectively.

Other assets also include the cash surrender value of life insurance related to the Company’s deferred compensation plan eligible to certain employees. The funded balance is reviewed on an annual basis. The balance of the life insurance policies was $3.2 million and $3.2 million at September 30, 2023 and December 31, 2022, respectively.

Accrued Expenses

As of September 30, 2023, accrued expenses include the contingent consideration liability recognized in conjunction with the MENU Acquisition (refer to “Contingent Consideration” above for additional information). During the three months ended September 30, 2023, the balance of the contingent consideration liability was reclassified from other long-term liabilities to accrued expenses. The balance of the contingent consideration liability included within accrued expenses was $2.3 million and zero at September 30, 2023, and December 31, 2022, respectively.

Other Long-Term Liabilities

As of December 31, 2022, other long-term liabilities include the contingent consideration liability recognized in conjunction with the MENU Acquisition (refer to “Contingent Consideration” above for additional information). During the three months ended September 30, 2023, the balance of the contingent consideration liability was reclassified from other long-term liabilities to accrued expenses. The balance of the contingent consideration liability included within other long-term liabilities was zero and $9.8 million at September 30, 2023, and December 31, 2022, respectively.

Additionally, other long-term liabilities include amounts owed to employees that participate in the Company’s deferred compensation plan. Amounts owed to employees participating in the deferred compensation plan were $1.6 million and $1.7 million at September 30, 2023 and December 31, 2022, respectively.

Related Party Transactions

During the nine months ended September 30, 2022, Act III Management LLC (“Act III Management”), a service company to the restaurant, hospitality, and entertainment industries, provided software development and restaurant technology consulting services to the Company pursuant to a master development agreement.

Additionally, during the nine months ended September 30, 2023, Ronald Shaich, the sole member of Act III Management, served as a strategic advisor to the Company's board of directors pursuant to a strategic advisor agreement, which terminated on June 1, 2023. Keith Pascal, a director of the Company, is an employee of Act III Management and serves as its vice president and secretary. Mr. Pascal does not have an ownership interest in Act III Management.

As of September 30, 2023 and December 31, 2022, the Company had zero accounts payable owed to Act III Management. During the three months ended September 30, 2023 and 2022, the Company paid Act III Management zero and $0.1 million, respectively, and during the nine months ended September 30, 2023 and 2022, the Company paid Act III Management $0.1 million and $0.6 million, respectively, for services performed under the master development and strategic advisor agreements.

Recently Adopted Accounting Pronouncements

There were no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2023 that are of significance or potential significance to the Company.

Note 2 — Revenue Recognition
Performance Obligations Outstanding
The Company's performance obligations outstanding represent the transaction price of firm, non-cancellable orders, with expected delivery dates to customers after September 30, 2023 and December 31, 2022, respectively, for work that has not yet been performed. The aggregate incomplete performance obligations attributable to each of the Company's reporting segments is as follows:

	September 30, 2023		December 31, 2022
	Current under one year	Non-current over one year	Current under one year	Non-current over one year
Restaurant/Retail	$8,070	$4,329	$8,459	$5,125
Government	—	—	—	—
Total	$8,070	$4,329	$8,459	$5,125

Deferred revenue is recorded when cash payments are received or due in advance of revenue recognition from subscription services and professional services. The timing of revenue recognition may differ from when customers are invoiced. The changes in deferred revenue, inclusive of both current and long-term, are as follows:

(in thousands)	2023	2022
Beginning balance - January 1	$13,584	$20,046
Acquired deferred revenue (Note 3)	—	443
Recognition of deferred revenue	(19,074)	(28,493)
Deferral of revenue	17,889	24,837
Ending balance - September 30	$12,399	$16,833
The above tables exclude customer deposits of $2.0 million and $1.7 million as of the nine months ended September 30, 2023 and 2022, respectively. All deferred revenue relates to subscription services and professional services. These balances are recognized on a straight-line basis over the life of the contract, with the majority of the balance being recognized within the next twelve months.

In the Restaurant/Retail segment most performance obligations relate to subscription service and professional service contracts, approximately 65% of which the Company expects to fulfill within 12 months of September 30, 2023. Most performance obligations greater than one year relate to professional service contracts that the Company expects to fulfill within 36 months of September 30, 2023. The Company expects to fulfill 100% of subscription service and professional service contracts within 60 months of September 30, 2023. At September 30, 2023 and December 31, 2022, transaction prices allocated to future performance obligations were $12.4 million and $13.6 million, respectively.

During the three months ended September 30, 2023 and 2022, the Company recognized revenue included in deferred revenue at the beginning of each respective period of $2.7 million and $3.1 million. During the nine months ended September 30, 2023 and 2022, the Company recognized revenue included in deferred revenue at the beginning of each respective period of $8.7 million and $12.7 million.

In the Government segment, the value of existing contracts at September 30, 2023, net of amounts relating to work performed to that date, was approximately $327.5 million, of which $88.3 million was funded, and at December 31, 2022, the value of existing contracts, net of amounts relating to work performed to that date, was approximately $333.9 million, of which $86.5 million was funded. The value of existing contracts in the Government segment, net of amounts relating to work performed at September 30, 2023, is expected to be recognized as revenue over time as follows:

(in thousands)
Next 12 months	$169,076
Months 13-24	127,274
Months 25-36	16,631
Thereafter	14,504
Total	$327,485

Disaggregated Revenue

The Company disaggregates revenue from contracts with customers by major product line for each of its reporting segments because the Company believes it best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by contract terms and economic factors.

Disaggregated revenue is as follows:

	Three Months Ended September 30, 2023
(in thousands)	Restaurant/Retail point in time	Restaurant/Retail over time	Government point in time	Government over time
Hardware	$25,824	$—	$—	$—
Subscription service	—	31,363	—	—
Professional service	4,272	7,242	—	—
Mission systems	—	—	—	8,808
Intelligence, surveillance, and reconnaissance solutions	—	—	—	29,275
Commercial software	—	—	190	160
Total	$30,096	$38,605	$190	$38,243

	Three Months Ended September 30, 2022
(in thousands)	Restaurant/Retail point in time	Restaurant/Retail over time	Government point in time	Government over time
Hardware	$31,343	$—	$—	$—
Subscription service	—	25,170	—	—
Professional service	4,276	7,564	—	—
Mission systems	—	—	—	8,982
Intelligence, surveillance, and reconnaissance solutions	—	—	—	14,710
Commercial software	—	—	541	181
Total	$35,619	$32,734	$541	$23,873

	Nine Months Ended September 30, 2023
	Restaurant/Retail point in time	Restaurant/Retail over time	Government point in time	Government over time
Hardware	$78,991	$—	$—	$—
Subscription service	—	89,700	—	—
Professional service	16,467	21,656	—	—
Mission systems	—	—	—	27,408
Intelligence, surveillance, and reconnaissance solutions	—	—	—	73,000
Commercial software	—	—	401	492
Total	$95,458	$111,356	$401	$100,900

	Nine Months Ended September 30, 2022
	Restaurant/Retail point in time	Restaurant/Retail over time	Government point in time	Government over time
Hardware	$84,820	$—	$—	$—
Subscription service	—	69,591	—	—
Professional service	13,117	23,842	—	—
Mission systems	—	—	—	26,781
Intelligence, surveillance, and reconnaissance solutions	—	—	—	38,746
Commercial software	—	—	753	495
Total	$97,937	$93,433	$753	$66,022

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

The transaction was accounted for as a business combination in accordance with ASC Topic 805, Business Combinations. Accordingly, assets acquired and liabilities assumed have been accounted for at their determined respective fair values as of the date of acquisition. The fair value determinations were based on management's best estimates and assumptions, and with the assistance of independent valuation and tax consultants.

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

Note 4 — Accounts receivable, net

The Company’s net accounts receivables consist of:

(in thousands)	September 30, 2023	December 31, 2022
Government segment	$21,895	$17,320
Restaurant/Retail segment	44,546	42,640
Accounts receivable, net	$66,441	$59,960

Accounts receivables recorded as of September 30, 2023 and December 31, 2022 represent unconditional rights to payments from customers. At September 30, 2023 and December 31, 2022, the Company had current expected credit loss of $2.2 million and $2.1 million, respectively, against accounts receivable for the Restaurant/Retail segment.

Changes in the current expected credit loss for the nine months ended September 30 were:

(in thousands)	2023	2022
Beginning Balance - January 1	$2,134	$1,306
Provisions	783	739
Write-offs	(734)	(263)
Ending Balance - September 30	$2,183	$1,782

Note 5 — Inventories, net

Inventories are used in the assembly and service of Restaurant/Retail hardware. The components of inventory, adjusted for reserves, consisted of the following:

(in thousands)	September 30, 2023	December 31, 2022
Finished goods	$13,418	$21,998
Work in process	241	383
Component parts	9,612	13,749
Service parts	922	1,464
Inventories, net	$24,193	$37,594

At September 30, 2023 and December 31, 2022, the Company had excess and obsolescence reserves of $9.6 million and $10.9 million, respectively, against inventories.
Note 6 — Identifiable Intangible Assets and Goodwill

The Company's identifiable intangible assets represent intangible assets acquired in acquisitions and software development costs. The components of identifiable intangible assets are:

(in thousands)	September 30, 2023	December 31, 2022	Estimated Useful Life	Weighted-Average Amortization Period
Acquired developed technology	$119,800	$119,800	3 - 7 years	4.59 years
Internally developed software costs	34,986	32,274	3 years	1.86 years
Customer relationships	12,360	12,360	7 years	4.13 years
Trade names	1,410	1,410	2 - 5 years	1.25 years
Non-competition agreements	30	30	1 year	1 year
	168,586	165,874
Impact of currency translation on intangible assets	430	304
Less: accumulated amortization	(81,879)	(63,386)
	87,137	102,792
Internally developed software costs not meeting general release threshold	3,225	2,105
Trademarks, trade names (non-amortizable)	6,200	6,200	Indefinite
	$96,562	$111,097

Software costs placed into service during the three months ended September 30, 2023 and 2022, were $0.4 million and $1.4 million, respectively. Software costs placed into service during the nine months ended September 30, 2023 and 2022, were $2.7 million and $4.3 million, respectively.

The following table summarizes amortization expense for acquired developed technology and internally developed software:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Amortization of acquired developed technology	$4,020	$4,219	$12,160	$11,519
Amortization of internally developed software	1,555	1,749	4,892	5,053
Impact of foreign currency translation on intangible assets	215	—	(126)	—

The expected future amortization of intangible assets, assuming straight-line amortization of capitalized software development costs and acquisition related intangibles, excluding software development costs not meeting the general release threshold, is as follows:

(in thousands)
2023, remaining	$6,089
2024	21,949
2025	20,328
2026	17,912
2027	14,747
Thereafter	6,112
Total	$87,137

Goodwill carried by the Restaurant/Retail and Government segments is as follows:

(in thousands)
Beginning balance - December 31, 2022	$486,762
Foreign currency translation	311
Ending balance - September 30, 2023	$487,073
Note 7 — Debt

Convertible Senior Notes

The following table summarizes information about the net carrying amounts of long-term debt, consisting of the 4.500% Convertible Senior Notes due 2024 (the “2024 Notes”), 2.875% Convertible Senior Notes due 2026 (the “2026 Notes”), and the 1.50% Convertible Senior Notes due 2027 (the “2027 Notes”, and together with the 2024 Notes and 2026 Notes, the “Senior Notes”), as of September 30, 2023:

(in thousands)	2024 Notes	2026 Notes	2027 Notes	Total
Principal amount of notes outstanding	$13,750	$120,000	$265,000	$398,750
Unamortized debt issuance cost	(112)	(1,991)	(5,861)	(7,964)
Total long-term notes payable	$13,638	$118,009	$259,139	$390,786

The following table summarizes information about the Senior Notes as of December 31, 2022:

(in thousands)	2024 Notes	2026 Notes	2027 Notes	Total
Principal amount of notes outstanding	$13,750	$120,000	$265,000	$398,750
Unamortized debt issuance cost	(257)	(2,511)	(6,790)	(9,558)
Total long-term notes payable	$13,493	$117,489	$258,210	$389,192

The following table summarizes interest expense recognized on the Senior Notes:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Contractual interest expense	$2,554	$2,011	$6,016	$6,025
Accretion of debt in interest expense	541	504	1,594	1,485
Total interest expense	$3,095	$2,515	$7,610	$7,510

The following table summarizes the future principal payments as of September 30, 2023:

(in thousands)
2023, remaining	$—
2024	13,750
2025	—
2026	120,000
2027	265,000
Thereafter	—
Total	$398,750
Refer to "Note 13 - Subsequent Events" about the conversion of the 2024 Notes.
Note 8 — Stock-Based Compensation

The Company applies the fair value recognition provisions of ASC Topic 718: Stock Compensation. Stock-based compensation expense, net of forfeitures of $0.1 million and $0.1 million, was $4.0 million and $3.5 million for the three months ended September 30, 2023 and 2022, respectively. Stock-based compensation expense, net of forfeitures of $0.4 million and $0.9 million, was $10.6 million and $10.3 million for the nine months ended September 30, 2023 and 2022, respectively.

At September 30, 2023, the aggregate unrecognized compensation expense related to unvested equity awards was $25.3 million, which is expected to be recognized as compensation expense in fiscal years 2023 through 2026.

A summary of stock option activity for the nine months ended September 30, 2023 is below:

(in thousands, except for weighted average exercise price)	Options outstanding	Weighted average exercise price
Outstanding at January 1, 2023	1,029	$12.82
Exercised	(88)	9.98
Canceled/forfeited	(12)	13.29
Outstanding at September 30, 2023	929	$13.10

A summary of unvested restricted stock units activity for the nine months ended September 30, 2023 is below:

(in thousands, except for weighted average award value)	Restricted Stock Unit Awards	Weighted average award value
Outstanding at January 1, 2023	512	$35.96
Granted	622	35.74
Vested	(207)	32.46
Canceled/forfeited	(65)	39.12
Outstanding at September 30, 2023	862	$35.83

Note 9 — Net Loss Per Share

Net loss per share is calculated in accordance with ASC Topic 260, Earnings per Share, which specifies the computation, presentation and disclosure requirements for earnings per share (“EPS”). It requires the presentation of basic and diluted EPS. Basic EPS excludes all dilution and is based upon the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the potential dilution that would occur if convertible securities or other contracts to issue common stock were exercised. At September 30, 2023, there were 929,000 anti-dilutive stock options outstanding compared to 1,045,000 as of September 30, 2022. At September 30, 2023 there were 862,000 anti-dilutive restricted stock units compared to 576,000 as of September 30, 2022.
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
Beginning with the Quarterly Report for the second quarter of 2023, we retroactively combined operating results noted as "Other" with operating results from our Restaurant/Retail segment because this better reflects the manner in which management reviews and assesses performance.

Information as to the Company’s segments is set forth in the tables below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:
Restaurant/Retail	$68,701	$68,354	$206,814	$191,371
Government	38,433	24,413	101,301	66,774
Total	$107,134	$92,767	$308,115	$258,145

Operating (loss) income:
Restaurant/Retail	$(16,173)	$(20,972)	$(51,301)	$(53,741)
Government	2,986	2,529	6,597	6,390
Total	(13,187)	(18,443)	(44,704)	(47,351)
Other expense, net	(373)	(179)	(337)	(804)
Interest expense, net	(1,750)	(2,140)	(5,152)	(7,054)
Loss before provision for income taxes	$(15,310)	$(20,762)	$(50,193)	$(55,209)

Depreciation, amortization and accretion:
Restaurant/Retail	$7,090	$7,159	$21,727	$20,770
Government	116	112	347	340
Total	$7,206	$7,271	$22,074	$21,110

Capital expenditures including software costs:
Restaurant/Retail	$2,787	$1,600	$8,581	$5,442
Government	156	33	370	89
Total	$2,943	$1,633	$8,951	$5,531

Revenues by country:
United States	$100,712	$88,555	$291,524	$243,406
International	6,422	4,212	16,591	14,739
Total	$107,134	$92,767	$308,115	$258,145

The following table represents assets by reporting segment.

(in thousands)	September 30, 2023	December 31, 2022
Restaurant/Retail	$691,881	$722,958
Government	25,720	21,443
Other	91,608	110,457
Total	$809,209	$854,858

The following table represents assets by country based on the location of the assets.

(in thousands)	September 30, 2023	December 31, 2022
United States	$770,083	$809,437
Other Countries	39,126	45,421
Total	$809,209	$854,858

The following table represents goodwill by reporting segment.

(in thousands)	September 30, 2023	December 31, 2022
Restaurant/Retail	$486,337	$486,026
Government	736	736
Total	$487,073	$486,762

Customers comprising 10% or more of the Company’s total revenues by reporting segment are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Restaurant/Retail reporting segment:
Yum! Brands, Inc.	9%	10%	9%	10%
McDonald’s Corporation	7%	15%	8%	12%
Government reporting segment:
U.S. Department of Defense	36%	26%	33%	26%
All Others	48%	49%	50%	52%
	100%	100%	100%	100%

No other customer within All Others represented 10% or more of the Company’s total revenue for the three and nine months ended September 30, 2023 or 2022.
Note 12 — Fair Value of Financial Instruments
The Company’s financial instruments have been recorded at fair value using available market information and valuation techniques. The fair value hierarchy is based upon three levels of input, which are:

Level 1 — quoted prices in active markets for identical assets or liabilities (observable)

Level 2 — inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in inactive markets, or other inputs that are observable market data for essentially the full term of the asset or liability (observable)

Level 3 — unobservable inputs that are supported by little or no market activity, but are significant to determining the fair value of the asset or liability (unobservable)

The Company’s financial instruments primarily consist of cash and cash equivalents, cash held on behalf of customers, short-term investments, debt instruments and deferred compensation assets and liabilities. The carrying amounts of cash and cash equivalents, cash held on behalf of customers, and short-term investments as of September 30, 2023 and December 31, 2022 were considered representative of their fair values because of their short-term nature. Debt instruments are recorded at principal amount net of unamortized debt issuance cost and discount (refer to "Note 7 - Debt" for additional information). The estimated fair value of the 2024 Notes, 2026 Notes, and 2027 Notes at September 30, 2023 was $21.0 million, $135.8 million, and $219.4 million respectively. The valuation techniques used to determine the fair value of the Senior Notes are classified in Level 2 of the fair value hierarchy as they are derived from broker quotations.

Deferred compensation assets and liabilities primarily relate to the Company’s deferred compensation plan, which allows for pre-tax salary deferrals for certain key employees. Changes in the fair value of the deferred compensation liabilities are derived using quoted prices in active markets of the asset selections made by plan participants. Deferred compensation liabilities are classified in Level 2, the fair value classification as defined under FASB ASC Topic 820, Fair Value Measurements, because their inputs are derived principally from observable market data by correlation to the hypothetical investments. The Company holds insurance investments to partially offset the Company’s liabilities under its deferred compensation plan, which are recorded at fair value each period using the cash surrender value of the insurance investments.

The cash surrender value of the life insurance policy was $3.2 million and $3.2 million at September 30, 2023 and December 31, 2022, respectively, and is included in other assets on the condensed consolidated balance sheets. Amounts owed to employees participating in the deferred compensation plan at September 30, 2023 were $1.6 million compared to $1.7 million at December 31, 2022 and are included in other long-term liabilities on the condensed consolidated balance sheets.

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

During the three months ended June 30, 2023, the MENU earn-out was amended to remove the EBITDA based threshold and reduce the future SaaS annual recurring revenue threshold. The Company determined the fair value of the MENU earn-out contingent liability to be $2.3 million at September 30, 2023.

The following table presents the changes in the estimated fair values of the Company’s liabilities for contingent consideration measured using significant unobservable inputs (Level 3) for the nine months ended September 30, 2023:

(in thousands)
Balance at December 31, 2022	$9,800
Change in fair value of contingent consideration	(7,500)
Balance at September 30, 2023	$2,300

The change in fair value of contingent consideration was recorded within "Adjustment to contingent consideration liability" in the condensed consolidated statement of operations.

The following table provides quantitative information associated with the fair value measurement of the Company’s liabilities for contingent consideration:

	September 30, 2023
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

Note 13 — Subsequent Events

Pursuant to a privately negotiated agreement dated October 6, 2023, the Company acquired $13.75 million aggregate principal amount of its outstanding 2024 Notes issued under the Indenture dated April 15, 2019 between The Bank of New York Mellon Trust Company, N.A., the Trustee, and the Company (the “Indenture”), constituting all of the notes issued and outstanding under the Indenture. This acquisition was made in exchange for 497,376 shares of common stock of the Company, par value of $0.02 per share (the "Exchange Transaction"). The shares of common stock were issued in reliance upon the exemption from registration under Section 3(a)(9) of the Securities Act of 1933, as amended. In connection with the closing of the Exchange Transaction, all of the Company's outstanding 2024 Notes issued under the Indenture were canceled and the Indenture was discharged on October 15, 2023.

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

Our Restaurant/Retail segment provides leading technology platforms to the restaurant and retail industries, with more than 500 customers and more than 70,000 active restaurant locations. We provide enterprise restaurants, franchisees, and other restaurant outlets in the three major restaurant categories - quick service, fast casual, and table service - with operational efficiencies through a data driven network with integration capabilities from point of sale to the kitchen, to fulfillment. Our comprehensive suite of subscription services, hardware, and professional services simplifies customer operations, elevates customer engagement, and facilitates customer success. Our subscription services, which consist of our SaaS solutions, related software support, and transaction-based payment processing, are grouped into three product lines: Guest Engagement, which includes Punchh for customer loyalty and engagement and MENU for omnichannel digital ordering and delivery; Operator Solutions, which includes Brink POS for front-of-house and PAR Pay and PAR Payment Services for payments; and Back Office, which includes Data Central. More than 400 partners leverage our open platform to extend the reach and capabilities of their own solutions for the leading brands in our industry.

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

Year-to-Date Q3 2023 Performance Highlights

•Annual Recurring Revenues ("ARR") grew to $128.3 million - a 20.4% increase from $106.6 million reported as of September 30, 2022.

•Active sites expansion
◦Guest Engagement active sites expanded to 68.1 thousand - a 1.5% increase from the 67.1 thousand reported as of September 30, 2022.
◦Operator Solutions active sites expanded to 22.5 thousand - a 21.0% increase from the 18.6 thousand reported as of September 30, 2022.
◦Back Office active sites expanded to 7.5 thousand - an 11.9% increase from the 6.7 thousand reported as of September 30, 2022.

Refer to "Key Performance Indicators and Non-GAAP Financial Measures" below for important information on key performance indicators and non-GAAP financial measures, including ARR, active sites, and adjusted subscription service gross margin, used by us to evaluate Restaurant/Retail segment performance.

RESULTS OF OPERATIONS

Consolidated Results:

	Three Months Ended September 30,		Percentage of total revenue		Increase (decrease)
in thousands	2023	2022	2023	2022	2023 vs 2022
Revenues, net:
Hardware	$25,824	$31,343	24.1%	33.8%	(17.6)%
Subscription services	31,363	25,170	29.3%	27.1%	24.6%
Professional services	11,514	11,840	10.7%	12.8%	(2.8)%
Contract	38,433	24,414	35.9%	26.3%	57.4%
Total revenues, net	$107,134	$92,767	100.0%	100.0%	15.5%

Gross margin
Hardware	$6,529	$5,885	6.1%	6.3%	10.9%
Subscription services	15,866	12,116	14.8%	13.1%	31.0%
Professional services	2,739	873	2.6%	0.9%	> 200%
Contract	3,052	2,534	2.8%	2.7%	20.4%
Total gross margin	$28,186	$21,408	26.3%	23.1%	31.7%

Operating expenses
Selling, general and administrative	$26,249	$26,543	24.5%	28.6%	(1.1)%
Research and development	14,660	12,843	13.7%	13.8%	14.1%
Amortization of identifiable intangible assets	464	465	0.4%	0.5%	(0.2)%
Total operating expenses	$41,373	$39,851	38.6%	43.0%	3.8%

Loss from operations	$(13,187)	$(18,443)	(12.3)%	(19.9)%	(28.5)%
Other expense, net	(373)	(179)	(0.3)%	(0.2)%	108.4%
Interest expense, net	(1,750)	(2,140)	(1.6)%	(2.3)%	(18.2)%
Loss before benefit from income taxes	(15,310)	(20,762)	(14.3)%	(22.4)%	(26.3)%
Provision for income taxes	(206)	(578)	(0.2)%	(0.6)%	(64.4)%
Net loss	$(15,516)	$(21,340)	(14.5)%	(23.0)%	(27.3)%

Consolidated Results (continued):

	Nine Months Ended September 30,		Percentage of total revenue		Increase (decrease)
in thousands	2023	2022	2023	2022	2023 vs 2022
Revenues, net:
Hardware	$78,991	$84,820	25.6%	32.9%	(6.9)%
Subscription service	89,700	69,591	29.1%	27.0%	28.9%
Professional service	38,123	36,959	12.4%	14.3%	3.1%
Contract	101,301	66,775	32.9%	25.9%	51.7%
Total revenues, net	$308,115	$258,145	100.0%	100.0%	19.4%

Gross margin
Hardware	$15,989	$15,154	5.2%	5.9%	5.5%
Subscription service	43,045	35,259	14.0%	13.7%	22.1%
Professional service	6,198	6,310	2.0%	2.4%	(1.8)%
Contract	6,677	6,419	2.2%	2.5%	4.0%
Total gross margin	$71,909	$63,142	23.3%	24.5%	13.9%

Operating expenses
Selling, general and administrative	$79,357	$75,309	25.8%	29.2%	5.4%
Research and development	43,863	33,785	14.2%	13.1%	29.8%
Amortization of identifiable intangible assets	1,393	1,399	0.5%	0.5%	(0.4)%
Adjustment to contingent consideration liability	(7,500)	—	(2.4)%	—%	—%
Gain on insurance proceeds	(500)	—	(0.2)%	—%	—%
Total operating expenses	$116,613	$110,493	37.8%	42.8%	5.5%

Loss from operations	$(44,704)	$(47,351)	(14.5)%	(18.3)%	(5.6)%
Other expense, net	(337)	(804)	(0.1)%	(0.3)%	(58.1)%
Interest expense, net	(5,152)	(7,054)	(1.7)%	(2.7)%	(27.0)%
Loss before benefit from income taxes	(50,193)	(55,209)	(16.3)%	(21.4)%	(9.1)%
Provision for income taxes	(930)	(629)	(0.3)%	(0.2)%	47.9%
Net loss	$(51,123)	$(55,838)	(16.6)%	(21.6)%	(8.4)%

Segment Revenue by Product Line as Percentage of Total Revenue

	Three Months Ended September 30,
			Percentage of total revenue		Increase (decrease)
In thousands	2023	2022	2023	2022	2023 vs 2022
Hardware	$25,824	$31,343	24.1%	33.8%	(17.6)%
Subscription service	31,363	25,170	29.3%	27.1%	24.6%
Professional service	11,514	11,840	10.7%	12.8%	(2.8)%
Total Restaurant/Retail	68,701	68,353	64.1%	73.7%	0.5%

Mission systems	8,808	8,982	8.2%	9.7%	(1.9)%
Intelligence, surveillance, and reconnaissance solutions	29,275	14,710	27.3%	15.9%	99.0%
Commercial software	350	722	0.3%	0.8%	(51.5)%
Total Government	38,433	24,414	35.9%	26.3%	57.4%

Total revenue	$107,134	$92,767	100.0%	100.0%	15.5%

	Nine Months Ended September 30,
			Percentage of total revenue		Increase (decrease)
In thousands	2023	2022	2023	2022	2023 vs 2022
Hardware	$78,991	$84,820	25.6%	32.9%	(6.9)%
Subscription service	89,700	69,591	29.1%	27.0%	28.9%
Professional service	38,123	36,959	12.4%	14.3%	3.1%
Total Restaurant/Retail	206,814	191,370	67.1%	74.1%	8.1%

Mission systems	27,408	26,781	8.9%	10.4%	2.3%
Intelligence, surveillance, and reconnaissance solutions	73,000	38,746	23.7%	15.0%	88.4%
Commercial software	893	1,248	0.3%	0.5%	(28.4)%
Total Government	101,301	66,775	32.9%	25.9%	51.7%

Total revenue	$308,115	$258,145	100.0%	100.0%	19.4%

Revenues, Net

	Three Months Ended September 30,		Percentage of total revenue		Increase (decrease)
in thousands	2023	2022	2023	2022	2023 vs 2022
Hardware	$25,824	$31,343	24.1%	33.8%	(17.6)%
Subscription services	31,363	25,170	29.3%	27.1%	24.6%
Professional services	11,514	11,840	10.7%	12.8%	(2.8)%
Contract	38,433	24,414	35.9%	26.3%	57.4%
Total revenues, net	$107,134	$92,767	100.0%	100.0%	15.5%

For the three months ended September 30, 2023 compared to the three months ended September 30, 2022

Total revenues were $107.1 million for the three months ended September 30, 2023, an increase of $14.4 million or 15.5% compared to $92.8 million for the three months ended September 30, 2022.

Hardware revenues were $25.8 million for the three months ended September 30, 2023, a decrease of $5.5 million or 17.6% compared to $31.3 million for the three months ended September 30, 2022. The decrease was substantially driven by decreases in hardware revenues from kitchen display systems of $2.7 million and terminals of $2.4 million, both substantially driven by a decrease in sales volume.

Subscription service revenues were $31.4 million for the three months ended September 30, 2023, an increase of $6.2 million or 24.6% compared to $25.2 million for the three months ended September 30, 2022. The increase was substantially driven by increased subscription service revenues from our Operator Solutions services of $4.2 million driven by a 21% increase in active sites and a 20% increase in average revenue per site, and from our Guest Engagement services of $1.7 million, driven by a 5% increase in average revenue per site.

Professional service revenues were $11.5 million for the three months ended September 30, 2023, a decrease of $0.3 million or 2.8% from $11.8 million for the three months ended September 30, 2022. The decrease was substantially driven by a decrease in hardware repair services.

Contract revenues were $38.4 million for the three months ended September 30, 2023, an increase of $14.0 million or 57.4% compared to $24.4 million for the three months ended September 30, 2022. The increase was substantially driven by the Government segment's ISR Solutions product line revenues due to continued Counter-small Unmanned Aircraft System tasks orders.

	Nine Months Ended September 30,		Percentage of total revenue		Increase (decrease)
in thousands	2023	2022	2023	2022	2023 vs 2022
Hardware	$78,991	$84,820	25.6%	32.9%	(6.9)%
Subscription service	89,700	69,591	29.1%	27.0%	28.9%
Professional service	38,123	36,959	12.4%	14.3%	3.1%
Contract	101,301	66,775	32.9%	25.9%	51.7%
Total revenues, net	$308,115	$258,145	100.0%	100.0%	19.4%

For the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022

Total revenues were $308.1 million for the nine months ended September 30, 2023, an increase of $50.0 million or 19.4% compared to $258.1 million for the nine months ended September 30, 2022.

Hardware revenues were $79.0 million for the nine months ended September 30, 2023, a decrease of $5.8 million or 6.9% from $84.8 million for the nine months ended September 30, 2022. The decrease was substantially driven by a decrease in the sales volume of terminals.

Subscription service revenues were $89.7 million for the nine months ended September 30, 2023, an increase of $20.1 million or 28.9% compared to $69.6 million for the nine months ended September 30, 2022. The increase was substantially driven by increased subscription service revenues from our Operator Solutions services of $10.1 million, driven by a 21% increase in active sites and a 14% increase in average revenue per site, and from our Guest Engagement services of $8.8 million, driven by a 9% increase in average revenue per site.

Professional service revenues were $38.1 million for the nine months ended September 30, 2023, an increase of $1.2 million or 3.1% compared to $37.0 million for the nine months ended September 30, 2022. The increase was substantially driven by growth in our installation services.

Contract revenues were $101.3 million for the nine months ended September 30, 2023, an increase of $34.5 million or 51.7% compared to $66.8 million for the nine months ended September 30, 2022. The increase was substantially driven by the Government segment's ISR Solutions product line revenues due to continued Counter-small Unmanned Aircraft System tasks orders.

Gross Margin

	Three Months Ended September 30,		Gross Margin Percentage
in thousands	2023	2022	2023	2022	2023 vs 2022
Hardware	$6,529	$5,885	25.3%	18.8%	6.5%
Subscription services	15,866	12,116	50.6%	48.1%	2.5%
Professional services	2,739	873	23.8%	7.4%	16.4%
Contract	3,052	2,534	7.9%	10.4%	(2.5)%
Total gross margin	28,186	21,408	26.3%	23.1%	3.2%

For the three months ended September 30, 2023 compared to the three months ended September 30, 2022

Total gross margin as a percentage of revenue for the three months ended September 30, 2023, increased to 26.3% as compared to 23.1% for the three months ended September 30, 2022.

Hardware margin as a percentage of hardware revenue for the three months ended September 30, 2023, increased to 25.3% as compared to 18.8% for the three months ended September 30, 2022. The increase in margin was substantially driven by lower excess and obsolescent inventory charges during the three months ended September 30, 2023.

Subscription service margin as a percentage of subscription service revenue for the three months ended September 30, 2023, increased to 50.6% as compared to 48.1% for the three months ended September 30, 2022. The increase was substantially driven by a continued focus on efficiency improvements with our hosting and customer support costs. Subscription service margin for the three months ended September 30, 2023, included $5.8 million of amortization of acquired and internally developed technology compared to $5.9 million of amortization of acquired and internally developed technology for the three months ended September 30, 2022. Excluding the amortization of acquired and internally developed technology, adjusted subscription service gross margin was 69% compared to 71% for the three months ended September 30, 2023 and 2022, respectively (refer to "Non-GAAP Financial Measures" below for important information regarding adjusted subscription service gross margin, a non-GAAP financial measure).

Professional service margin as a percentage of professional service revenue for the three months ended September 30, 2023, increased to 23.8% as compared to 7.4% for the three months ended September 30, 2022. The increase in margin was substantially driven by lower excess and obsolescent inventory charges during the three months ended September 30, 2023.

Contract margin as a percentage of contract revenue for the three months ended September 30, 2023, decreased to 7.9% as compared to 10.4% for the three months ended September 30, 2022. The decrease in contract margin was substantially driven by the Air Force Research Laboratory Counter-small Unmanned Aircraft System contract within the Government segment's ISR Solutions product line having a lower contracted margin than historical contracts.

	Nine Months Ended September 30,		Gross Margin Percentage
in thousands	2023	2022	2023	2022	2023 vs 2022
Hardware	$15,989	$15,154	20.2%	17.9%	2.3%
Subscription service	43,045	35,259	48.0%	50.7%	(2.7)%
Professional service	6,198	6,310	16.3%	17.1%	(0.8)%
Contract	6,677	6,419	6.6%	9.6%	(3.0)%
Total gross margin	71,909	63,142	23.3%	24.5%	(1.2)%

For the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022

Total gross margin as a percentage of revenue for the nine months ended September 30, 2023, decreased to 23.3% as compared to 24.5% for the nine months ended September 30, 2022.

Hardware margin as a percentage of hardware revenue for the nine months ended September 30, 2023, increased to 20.2% as compared to 17.9% for the nine months ended September 30, 2022. The increase in margin was substantially driven by lower excess and obsolescent inventory charges during the nine months ended September 30, 2023.

Subscription service margin as a percentage of subscription service revenue for the nine months ended September 30, 2023, decreased to 48.0% as compared to 50.7% for the nine months ended September 30, 2022. The decrease was substantially driven by absorbing the initial growth of MENU which is an early stage product. Subscription service margin for the nine months ended September 30, 2023, included $16.8 million of amortization of acquired and internally developed technology compared to $16.2 million of amortization of acquired and internally developed technology for the nine months ended September 30, 2022. Excluding the amortization of acquired and internally developed technology, adjusted subscription service gross margin was 67% compared to 74% for the nine months ended September 30, 2023 and 2022, respectively (refer to "Non-GAAP Financial Measures" below for important information regarding adjusted subscription service gross margin, a non-GAAP financial measure).

Professional service margin as a percentage of professional service revenue for the nine months ended September 30, 2023, was relatively unchanged at 16.3% as compared to 17.1% for the nine months ended September 30, 2022.

Contract margin as a percentage of contract revenue for the nine months ended September 30, 2023, decreased to 6.6% as compared to 9.6% for the nine months ended September 30, 2022. The decrease was substantially driven by the Air Force Research Laboratory Counter-small Unmanned Aircraft System contract within the Government segment's ISR Solutions product line having a lower contracted margin than historical contracts as well as rate overruns driven by direct labor not materializing on planned new revenue.

Selling, General Administrative Expenses ("SG&A")

	Three Months Ended September 30,		Percentage of total revenue		Increase (decrease)
in thousands	2023	2022	2023	2022	2023 vs 2022
Selling, general and administrative	$26,249	$26,543	24.5%	28.6%	(1.1)%

For the three months ended September 30, 2023 compared to the three months ended September 30, 2022

SG&A expenses were $26.2 million for the three months ended September 30, 2023, a decrease of $0.3 million or 1.1% compared to $26.5 million for the three months ended September 30, 2022. The decrease was driven by reduced employee benefit expenses.

	Nine Months Ended September 30,		Percentage of total revenue		Increase (decrease)
in thousands	2023	2022	2023	2022	2023 vs 2022
Selling, general and administrative	$79,357	$75,309	25.8%	29.2%	5.4%

For the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022

SG&A expenses were $79.4 million for the nine months ended September 30, 2023, an increase of $4.0 million or 5.4% compared to $75.3 million for the nine months ended September 30, 2022. The increase was substantially driven by a $3.4 million increase in sales and marketing expenses due to an increase in purchased services and higher compensation costs associated with additional personnel as we continue to support the growth of our business.

Research and Development Expenses ("R&D")

	Three Months Ended September 30,		Percentage of total revenue		Increase (decrease)
in thousands	2023	2022	2023	2022	2023 vs 2022
Research and development	$14,660	$12,843	13.7%	13.8%	14.1%

For the three months ended September 30, 2023 compared to the three months ended September 30, 2022

R&D expenses were $14.7 million for the three months ended September 30, 2023, an increase of $1.8 million or 14.1% compared to $12.8 million for the three months ended September 30, 2022. The increase was substantially driven by increases in R&D expense related to our offerings for Guest Engagement of $1.4 million and Operator Solutions of $0.4 million, both substantially driven by higher costs associated with additional personnel as we continue to improve and diversify our product and service offerings.

	Nine Months Ended September 30,		Percentage of total revenue		Increase (decrease)
in thousands	2023	2022	2023	2022	2023 vs 2022
Research and development	$43,863	$33,785	14.2%	13.1%	29.8%

For the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022

R&D expenses were $43.9 million for the nine months ended September 30, 2023, an increase of $10.1 million or 29.8% compared to $33.8 million for the nine months ended September 30, 2022. The increase was substantially driven by increases in R&D expense related to our offerings for Guest Engagement of $5.8 million and Operator Solutions of $3.3 million, substantially driven by higher compensation costs associated with additional personnel as we continue to improve and diversify our product and service offerings. Of the $5.8 million increase related to Guest Engagement, $2.5 million was driven by the nine months ended September 30, 2022 only including approximately two months of post-acquisition MENU R&D expenses.

Other Operating Expenses

	Three Months Ended September 30,		Percentage of total revenue		Increase (decrease)
in thousands	2023	2022	2023	2022	2023 vs 2022
Amortization of identifiable intangible assets	$464	$465	0.4%	0.5%	(0.2)%

For the three months ended September 30, 2023 compared to the three months ended September 30, 2022

Amortization of identifiable intangible assets was $0.5 million for the three months ended September 30, 2023, which remained relatively unchanged as compared to $0.5 million for the three months ended September 30, 2022.

	Nine Months Ended September 30,		Percentage of total revenue		Increase (decrease)
in thousands	2023	2022	2023	2022	2023 vs 2022
Amortization of identifiable intangible assets	$1,393	$1,399	0.5%	0.5%	(0.4)%
Adjustment to contingent consideration liability	(7,500)	—	(2.4)%	—%	—%
Gain on insurance proceeds	(500)	—	(0.2)%	—%	—%

For the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022

Amortization of identifiable intangible assets was $1.4 million for the nine months ended September 30, 2023, which remained relatively unchanged as compared to $1.4 million for the nine months ended September 30, 2022.

Included in operating expenses for the nine months ended September 30, 2023, was a $7.5 million decrease to the fair value of the contingent consideration liability for certain post-closing revenue-focused milestones from the MENU Acquisition. There was no comparable decrease to expense for the nine months ended September 30, 2022.

Also included in operating expenses for the nine months ended September 30, 2023, was a $0.5 million gain on insurance proceeds received in connection with the settlement of a legacy claim. There was no comparable decrease to expense for the nine months ended September 30, 2022.

Other Expense, Net

	Three Months Ended September 30,		Percentage of total revenue		Increase (decrease)
in thousands	2023	2022	2023	2022	2023 vs 2022
Other expense, net	$(373)	$(179)	(0.3)%	(0.2)%	108.4%

For the three months ended September 30, 2023 compared to the three months ended September 30, 2022

Other expense, net was $0.4 million for the three months ended September 30, 2023, an increase of $0.2 million compared to $0.2 million for the three months ended September 30, 2022. Other expense, net substantially includes rental income, net of applicable expenses, foreign currency transactions gains and losses and other non-operating income/expenses. The change was substantially driven by sales and use tax expense and other miscellaneous expenses.

	Nine Months Ended September 30,		Percentage of total revenue		Increase (decrease)
in thousands	2023	2022	2023	2022	2023 vs 2022
Other expense, net	$(337)	$(804)	(0.1)%	(0.3)%	(58.1)%

For the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022

Other expense, net was $0.3 million for the nine months ended September 30, 2023, a decrease of $0.5 million compared to $0.8 million for the nine months ended September 30, 2022. Other expense, net substantially includes rental income, net of applicable expenses, foreign currency transactions gains and losses and other non-operating income/expenses. The change was substantially driven by sales and use tax expense and other miscellaneous expenses.

Interest Expense, Net

	Three Months Ended September 30,		Percentage of total revenue		Increase (decrease)
in thousands	2023	2022	2023	2022	2023 vs 2022
Interest expense, net	$(1,750)	$(2,140)	(1.6)%	(2.3)%	(18.2)%

For the three months ended September 30, 2023 compared to the three months ended September 30, 2022

Interest expense, net was $1.8 million for the three months ended September 30, 2023, a decrease of $0.4 million compared to $2.1 million for the three months ended September 30, 2022. The change was substantially driven by interest income from our short-term investments during the three months ended September 30, 2023.

	Nine Months Ended September 30,		Percentage of total revenue		Increase (decrease)
in thousands	2023	2022	2023	2022	2023 vs 2022
Interest expense, net	$(5,152)	$(7,054)	(1.7)%	(2.7)%	(27.0)%

For the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022

Interest expense, net was $5.2 million for the nine months ended September 30, 2023, a decrease of $1.9 million compared to $7.1 million for the nine months ended September 30, 2022. The change was substantially driven by interest income from our short-term investments during the nine months ended September 30, 2023.

Taxes

	Three Months Ended September 30,		Percentage of total revenue		Increase (decrease)
in thousands	2023	2022	2023	2022	2023 vs 2022
Provision for income taxes	$(206)	$(578)	(0.2)%	(0.6)%	(64.4)%

For the three months ended September 30, 2023 compared to the three months ended September 30, 2022

Provision for income taxes was $0.2 million for the three months ended September 30, 2023, a decrease of $0.4 million as compared to $0.6 million for the three months ended September 30, 2022. The change was substantially driven by foreign and state tax jurisdiction obligations.

	Nine Months Ended September 30,		Percentage of total revenue		Increase (decrease)
in thousands	2023	2022	2023	2022	2023 vs 2022
Provision for income taxes	$(930)	$(629)	(0.3)%	(0.2)%	47.9%

For the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022

Provision for income taxes was $0.9 million for the nine months ended September 30, 2023, an increase of $0.3 million as compared to $0.6 million for the nine months ended September 30, 2022. The change was substantially driven by foreign and state tax jurisdiction obligations.

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

Key Performance Indicators

Within this Quarterly Report the Company makes reference to annual recurring revenue, or ARR, and active sites, which are both key performance indicators. The Company utilizes ARR and active sites as key performance indicators of the scale of our subscription services for both new and existing customers.

ARR is the annualized revenue from our subscription services, which includes subscription fees for our SaaS solutions, related support, and transaction-based fees for payment processing services. We calculate ARR by annualizing the monthly recurring revenue for all active sites as of the last day of each month for the respective reporting period. ARR is an operating measure, it does not reflect our revenue determined in accordance with GAAP, and ARR should be viewed independently of, and not combined with or substituted for, our revenue and other financial information determined in accordance with GAAP. Further, ARR is not a forecast of future revenue and investors should not place undue reliance on ARR as an indicator of our future or expected results.

Active sites represent locations active on our subscription services as of the last day of the respective reporting period.

Our key performance indicators ARR and active sites are organized in alignment with our three subscription service product lines: Guest Engagement (Punchh and MENU), Operator Solutions (Brink POS, PAR Pay, and PAR Payment Services), and Back Office (Data Central).

Annual Recurring Revenue

	As of September 30,		Increase (decrease)
In thousands	2023	2022	2023 vs 2022
Guest Engagement	62,219	57,506	8.2%
Operator Solutions	53,756	38,879	38.3%
Back Office	12,372	10,238	20.8%
Total	$128,347	$106,623	20.4%

Active Sites

	As of September 30,		Increase (decrease)
In thousands	2023	2022	2023 vs 2022
Guest Engagement	68.1	67.1	1.5%
Operator Solutions	22.5	18.6	21.0%
Back Office	7.5	6.7	11.9%

Non-GAAP Financial Measures

Within this Quarterly Report, the Company makes reference to adjusted subscription service gross margin, EBITDA, adjusted EBITDA, adjusted net loss, and adjusted diluted net loss per share which are non-GAAP financial measures. Adjusted subscription service gross margin represents subscription service gross margin adjusted to exclude amortization from acquired and internally developed software. EBITDA represents net loss before income taxes, interest expense and depreciation and amortization. Adjusted EBITDA represents EBITDA as adjusted to exclude certain non-cash and non-recurring charges, including stock-based compensation, acquisition expenses, certain pending litigation expenses and other non-recurring charges that may not be indicative of our financial performance. Adjusted net loss and adjusted diluted net loss per share represents net loss and net loss per share excluding amortization of acquired intangible assets, certain non-cash and non-recurring charges, including stock-based compensation, acquisition expense, certain pending litigation expenses and other non-recurring charges that may not be indicative of our financial performance.

The Company is presenting adjusted subscription service gross margin, adjusted EBITDA, adjusted net loss, and adjusted diluted net loss per share because we believe that these financial measures provide supplemental information that may be useful to investors in evaluating the Company's core business operating results and comparing such results to other similar companies. Management believes that adjusted subscription service gross margin, EBITDA, adjusted EBITDA, adjusted net loss, and adjusted diluted net loss per share, when viewed with the Company's results of operations in accordance with GAAP and the reconciliations to the most directly comparable GAAP measures provided in the tables below (refer to "Gross margin" discussion above for a reconciliation of subscription service gross margin to adjusted subscription service gross margin), provide useful information about operating performance and period-over-period growth, and provide additional information that is useful for evaluating the operating performance of the Company's core business without regard to potential distortions. Management also believes that adjusted EBITDA provides investors with insight into factors and trends that could affect the Company's ongoing cash earnings, from which capital investments are made and debt is serviced.

The Company's results of operations are impacted by certain non-cash and non-recurring charges, including stock-based compensation, acquisition related expenditures, and other non-recurring charges that may not be indicative of the Company’s on-going or long-term financial performance. Management believes that adjusting its net loss and diluted net loss per share to remove non-recurring charges provides a useful perspective with respect to the Company's results of operations and provides supplemental information to both management and investors by removing items that are difficult to predict and are often unanticipated.

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

	Three Months Ended September 30,
in thousands	2023	2022
Reconciliation of Net Loss to EBITDA and Adjusted EBITDA
Net loss	$(15,516)	$(21,340)
Provision for income taxes	206	578
Interest expense	1,750	2,140
Depreciation and amortization	6,665	6,441
EBITDA	$(6,895)	$(12,181)
Stock-based compensation expense (1)	3,972	3,490
Regulatory matter (2)	—	415
Acquisition costs (3)	—	134
Other expense – net (4)	373	179
Adjusted EBITDA	$(2,550)	$(7,963)

1	Adjustments reflect stock-based compensation expense of $4.0 million and $3.5 million for the three months ended September 30, 2023 and 2022, respectively.
2	Adjustment reflects a non-recurring expense accrued related to our efforts to resolve a regulatory matter.
3	Adjustment reflects the acquisition expenses incurred in the MENU Acquisition.
4	Adjustment reflects foreign currency transaction gains and losses, rental income and losses, and other non-recurring expenses recorded in other expense, net, in the accompanying statements of operations.

in thousands, except per share amounts	Three Months Ended September 30,
Reconciliation of Net Loss/Diluted Net Loss per Share to Adjusted Net Loss/Adjusted Diluted Net Loss per Share:	2023		2022
Net loss/diluted loss per share	$(15,516)	$(0.56)	$(21,340)	$(0.79)
Non-cash interest expense (1)	541	0.02	504	0.02
Acquired intangible assets amortization (2)	4,828	0.18	4,712	0.17
Stock-based compensation expense (3)	3,972	0.14	3,490	0.13
Regulatory matter (4)	—	—	415	0.02
Acquisition costs (5)	—	—	134	—
Other expense – net (6)	373	0.01	179	0.01
Adjusted net loss/adjusted diluted net loss per share	$(5,802)	$(0.21)	$(11,906)	$(0.44)

Adjusted weighted average common shares outstanding	27,472		27,110

1
Adjustment reflects non-cash accretion of interest expense and amortization of issuance costs related to the Senior Notes of $0.5 million and $0.5 million for the three months ended September 30, 2023 and 2022, respectively.

2
Adjustment amortization expense of acquired developed technology included within cost of sales of $4.3 million and $4.3 million for the three months ended September 30, 2023 and 2022, respectively; and amortization expense of acquired intangible assets of $0.5 million and $0.4 million for the three months ended September 30, 2023 and 2022, respectively.

3	Adjustment reflects stock-based compensation expense of $4.0 million and $3.5 million for the three months ended September 30, 2023 and 2022, respectively.
4	Adjustment reflects a non-recurring expense accrued related to our efforts to resolve a regulatory matter.
5	Adjustment reflects the acquisition expenses incurred in the MENU Acquisition.
6	Adjustment reflects foreign currency transaction gains and losses, rental income and losses, and other non-recurring expenses recorded in other expense, net, in the accompanying statements of operations.

	Nine Months Ended September 30,
in thousands	2023	2022
Reconciliation of Net Loss to EBITDA and Adjusted EBITDA
Net loss	$(51,123)	$(55,838)
Provision for income taxes	930	629
Interest expense	5,152	7,054
Depreciation and amortization	20,480	19,593
EBITDA	$(24,561)	$(28,562)
Stock-based compensation expense (1)	10,642	10,257
Regulatory matter (2)	—	415
Contingent consideration (3)	(7,500)	—
Acquisition costs (4)	—	1,085
Gain on insurance proceeds (5)	(500)	—
Severance (6)	253	—
Other expense – net (7)	337	804
Adjusted EBITDA	$(21,329)	$(16,001)

1	Adjustments reflect stock-based compensation expense of $10.6 million and $10.3 million for the nine months ended September 30, 2023 and 2022, respectively.
2	Adjustment reflects a non-recurring expense accrued related to our efforts to resolve a regulatory matter.
3	Adjustment reflects non-cash changes to the fair market value of the contingent consideration liability related to the MENU Acquisition.
4	Adjustment reflects the acquisition expenses incurred in the MENU Acquisition.
5	Adjustment reflects the gain on insurance proceeds due to the settlement of a legacy claim.
6	Adjustment reflects severance included in SG&A and R&D expense.
7	Adjustment reflects foreign currency transaction gains and losses, rental income and losses, and other non-recurring expenses recorded in other expense, net, in the accompanying statements of operations.

in thousands, except per share amounts	Nine Months Ended September 30,
Reconciliation of Net Loss/Diluted Net Loss per Share to Adjusted Net Loss/Adjusted Diluted Net Loss per Share:	2023		2022
Net loss/diluted loss per share	$(51,123)	$(1.86)	$(55,838)	$(2.06)
Non-cash interest expense (1)	1,594	0.06	1,484	0.05
Acquired intangible assets amortization (2)	13,555	0.49	12,941	0.48
Stock-based compensation expense (3)	10,642	0.39	10,257	0.38
Regulatory matter (4)	—	—	415	0.02
Contingent consideration (5)	(7,500)	(0.27)	—	—
Acquisition costs (6)	—	—	1,085	0.04
Gain on insurance proceeds (7)	(500)	(0.02)	—	—
Severance (8)	253	0.01	—	—
Other expense – net (9)	337	0.01	804	0.03
Adjusted net loss/adjusted diluted net loss per share	$(32,742)	$(1.19)	$(28,852)	$(1.06)

Adjusted weighted average common shares outstanding	27,412		27,150

1
Adjustment reflects non-cash accretion of interest expense and amortization of issuance costs related to the Senior Notes of $1.6 million and $1.5 million for the nine months ended September 30, 2023 and 2022, respectively.

2
Adjustment amortization expense of acquired developed technology included within cost of sales of $12.7 million and $11.5 million for the nine months ended September 30, 2023 and 2022, respectively; and amortization expense of acquired intangible assets of $0.9 million and $1.4 million for the nine months ended September 30, 2023 and 2022, respectively.

3	Adjustment reflects stock-based compensation expense of $10.6 million and $10.3 million for the nine months ended September 30, 2023 and 2022, respectively.
4	Adjustment reflects a non-recurring expense accrued related to our efforts to resolve a regulatory matter.
5	Adjustment reflects non-cash changes to the fair market value of the contingent consideration liability related to the MENU Acquisition.
6	Adjustment reflects the acquisition expenses incurred in the MENU Acquisition.
7	Adjustment reflects the gain on insurance proceeds due to the settlement of a legacy claim.
8	Adjustment reflects severance included in SG&A and R&D expense.
9	Adjustment reflects foreign currency transaction gains and losses, rental income and losses, and other non-recurring expenses recorded in other expense, net, in the accompanying statements of operations.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash and cash equivalents and short-term investments. As of September 30, 2023, we had cash and cash equivalents of $43.1 million and short-term investments of $36.7 million. Cash and cash equivalents consist of highly liquid investments with maturities of 90 days or less, including money market funds. Short-term investments are held-to-maturity investment securities consisting of investment-grade interest bearing instruments, primarily treasury bills and notes, which are stated at amortized cost.

Cash used in operating activities was $18.5 million for the nine months ended September 30, 2023, compared to $33.6 million for the nine months ended September 30, 2022. Cash used for the nine months ended September 30, 2023 was substantially driven by a net loss from operations, net of non-cash charges, partially off-set by a reduction in net working capital requirements substantially driven by a decrease in inventory resulting from improved inventory management.

Cash used in investing activities was $4.8 million for the nine months ended September 30, 2023 compared to $64.3 million for the nine months ended September 30, 2022. Investing activities during the nine months ended September 30, 2023 included capital expenditures of $5.0 million for internal use software and $3.4 million for developed technology costs associated with our Restaurant/Retail software platforms, partially off-set by $3.6 million of proceeds from held-to-maturity investments.

Cash used in financing activities was $1.8 million for the nine months ended September 30, 2023, compared to $2.0 million for the nine months ended September 30, 2022. Cash used in financing activities during the nine months ended September 30, 2023 was substantially driven by stock based compensation related transactions. We do not have any off-balance sheet arrangements or obligations.

We expect our available cash and cash equivalents will be sufficient to meet our operating needs for at least the next 12 months. Over the next 12 months our total contractual obligations are $45.4 million, consisting of purchase commitments for normal operations (purchase of inventory, software licensing, use of external labor, and third-party cloud services) of $24.5 million, principal and interest payments on the Senior Notes of $19.6 million and facility lease obligations of $1.3 million. With the exception of the Exchange Transaction detailed in "Note 13 - Subsequent Events", we expect to fund such commitments with cash provided by operating activities and our sources of liquidity.

We expect our non-current contractual obligations to include purchase commitments for normal operational expenses as well as payments to service our Senior Notes. Refer to “Note 7 – Debt” of the notes to condensed consolidated financial statements in "Part I, Item 1. Financial Statements and Supplementary Data" of this Quarterly Report for additional information.

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

From time to time, we may seek to raise additional capital through equity, equity-linked, and debt financing arrangements. In addition, our board of directors and management regularly evaluate our business, strategy, and financial plans and prospects. As part of this evaluation, the board of directors and management periodically consider strategic alternatives to maximize value for our shareholders, including strategic transactions such as an acquisition, or a sale or spin-off of non-strategic company assets or businesses. We cannot provide assurance that any additional financing or strategic alternatives will be available to us on acceptable terms or at all.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

Our primary exposures relate to certain non-dollar denominated sales and operating expenses in Canada, Europe, Asia, and Australia. These primary currencies are the Great British Pound, the Euro, the Swiss Franc, the Serbian Dinar, the Australian dollar, the Singapore dollar, the Canadian dollar, the Indian Rupee and the Chinese Renminbi. Accordingly, changes in exchange rates may negatively affect our revenue and net income (loss) as expressed in U.S. dollars. We also have foreign currency risk related to foreign currency transactions and monetary assets and liabilities, including intercompany balances denominated in currencies that are not the functional currency. We have experienced and will continue to experience fluctuations in our net income (loss) as a result of gains (losses) on these foreign currency transactions and the remeasurement of monetary assets and liabilities. As of September 30, 2023, the impact of foreign currency exchange rate changes on our revenues and net income (loss) was not material. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy.

Interest Rate Risk

As of September 30, 2023, we had $13.8 million, $120.0 million, and $265.0 million in aggregate principal amount outstanding of the 2024 Notes, the 2026 Notes, and the 2027 Notes, respectively. Refer to "Note 13 - Subsequent Events" about the conversion of the 2024 Notes.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2023. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2023.

Changes in Internal Control Over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, did not identify changes that occurred in our internal control over financial reporting during the quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Under our equity incentive plan, employees may elect to have us withhold shares to satisfy minimum statutory federal, state and local tax withholding obligations arising from the vesting of their restricted stock and restricted stock units. When we withhold these shares, we are required to remit to the appropriate taxing authorities the market price of the shares withheld, which could be deemed a purchase of shares by us on the date of withholding. For the three months ended September 30, 2023, 1,335 shares were withheld.

The table below presents information regarding the Company's purchases of its equity securities for the time periods presented.

Period	Total Number of Shares Withheld	Average Price Paid Per Share
July 1, 2023 - July 31, 2023	—	$—
August 1, 2023 - August 31, 2023	42	$37.19
September 1, 2023 - September 30, 2023	1,293	$45.19
Total	1,335	$44.47

Item 5. OTHER INFORMATION

During the three months ended September 30, 2023, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K).

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

PAR TECHNOLOGY CORPORATION
(Registrant)

Date:	November 9, 2023	/s/ Bryan A. Menar
Bryan A. Menar
Chief Financial Officer
(Principal Financial Officer)